Form 10-Q
period 1998-06-30
WASTE CONNECTIONS INC/DE
filed 1998-08-13
CIK 1057058

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES AND EXCHANGE ACT OF 1934


                  FOR THE QUARTER ENDED JUNE 30, 1998
                      COMMISSION FILE NO.  0-19674





                        WASTE CONNECTIONS, INC.
      (Exact name of registrant as specified in its charter)

                              DELAWARE
      (State or other jurisdiction of incorporation or organization)

                             94-3283464
              (I.R.S. Employer Identification No.)


    2260 Douglas Boulevard, Suite 280, Roseville, California  95661
                  (Address of principal executive offices)

Registrant's telephone number, including area code:  (916) 772-2221



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ] No [x]


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock:

      As of August 12, 1998:        9,112,709 Shares of Common Stock

                        INDEX TO FINANCIAL STATEMENTS

                        PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

            Condensed Consolidated Balance Sheets -
                  December 31, 1997 and June 30, 1998

            Condensed Consolidated Statements of Operations
                  for the three and six months ended
                  June 30, 1997 and 1998

            Condensed Consolidated Statements of Cash Flows
                  for the six months ended
                  June 30, 1997 and 1998

            Notes to Condensed Consolidated Financial Statements

Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of Operations


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Item 2 - Changes in securities

Item 3 - Defaults upon senior securities

Item 4 - Submission on matters to a vote of security holders.

Item 5 - Other information.

Item 6 - Exhibits and Reports on Form 8-K


Signatures

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements


                        Waste Connections, Inc.
                  Condensed Consolidated Balance Sheets
            (in thousands, except share and per share amounts)
                              (Unaudited)


                                      December 31, 1997     June 30, 1998


ASSETS
Current assets:
      Cash                                            $   820     $ 3,243
      Accounts receivable, less
            allowance for doubtful
            accounts of $96 at
            June 30, 1998 and $19 at
            December 31, 1997                           3,940       6,430
Prepaid expenses and other current assets                 358         650
                                                      _______     _______
      Total current assets                              5,118      10,323
Property and equipment, net                             4,185      14,595
Goodwill, net                                           9,408      50,970
Other assets                                              169       3,560
                                                      _______     _______
                                                      $18,880     $79,448

                        Waste Connections, Inc.
                  Condensed Consolidated Balance Sheets
            (in thousands, except share and per share amounts)
                              (Unaudited)

                                      December 31, 1997     June 30, 1998

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
      Accounts payable                          $ 2,609     $ 5,119
      Deferred revenue                              597       1,405
      Accrued liabilities                           825       2,129
      Current portion of notes payable               -          465
      Current portion of accrued losses
        on acquired contracts                       251         323
                                                _______     _______
            Total current liabilities             4,282       9,441
Accrued losses on acquired contracts                702       1,076
Long-term debt and notes payable, net             6,762      23,152
Commitments and Contingencies
Deferred income taxes                               162         379
Redeemable convertible preferred stock:
      $.01 par Value; 2,500,000 shares authorized;
      2,499,998 shares issued and outstanding
      at December 31, 1997; no shares issued
      and outstanding at June 30, 19987,523           -
Stockholders' equity (deficit):
Preferred stock $.01 par value;7,500,000 shares
      authorized; none issued and outstanding
Common stock: $.01 par value; 50,000,000 shares
      authorized; 2,300,000 shares issued and
      outstanding at December 31, 1997, 8,523,397
      shares issued and outstanding
      at June 30, 1998                               23          85
Additional paid-in capital                        5,105      52,774
Stockholder notes receivable                        (82)        (82)
Deferred stock compensation                          -         (619)
Accumulated deficit                              (5,597)     (6,758)
                                                ________    ________
            Total stockholders' equity
            (deficit)                              (551)     45,400
                                                ________    ________
                                                $18,880     $79,448

See accompanying notes.

                  Waste Connections, Inc. and Predecessors
            Condensed Consolidated Statements of Operations Three and Six months ended June 30, 1998 and 1997 (in thousands, except share and per share amounts)
                              (Unaudited)


                              Three Months Ended      Six Months Ended
                                    June 30,                June 30,
                              1997        1998        1997        1998


Revenues                      $6,090      $10,919     $11,784     $18,520
Operating Expenses:
      Cost of operations       5,110        7,433       9,784      12,830
      Selling, general and
            administrative       590        1,098       1,305       1,868
      Depreciation and
      amortization               367          818         745       1,391
      Stock compensation           -          121           -         441
Income (loss)
                              _______     _______     ________    ________
      from operations             23        1,449        (50)       2,022

Interest expense                (152)        (430)      (304)        (731)
Other income
      (expense), net               4             -         4            -
                              ______      _______     _______     _______
Income (loss) before income
      tax provision             (125)       1,019       (350)       1,291

Income tax provision               -         (480)         -         (717)
                              _______     _______     _______     ________
Income (loss) before
      extraordinary item        (125)         538       (350)         573

Extraordinary item-early
      extinguishment of debt,
      net of tax benefit
      of $165                     -          (815)         -         (815)
                              ________    ________    ________    ________
Net loss                        (125)        (277)      (350)        (242)
Redeemable convertible
      preferred stock
      accretion                    -         (345)         -         (917)
                              _______     ________    ________    ________
Net loss applicable
      to common
      stockholders            $ (125)     $  (622)     $(350)     $(1,159)

                  Waste Connections, Inc. and Predecessors
            Condensed Consolidated Statements of Operations Three and Six months ended June 30, 1998 and 1997 (in thousands, except share and per share amounts)
                              (Unaudited)

                              Three Months Ended      Six Months Ended
                                    June 30,                June 30,
                              1997        1998        1997        1998

Basic earnings per common share:

Income (loss) before
      extraordinary item                  $ 0.04                  $(0.09)

Extraordinary item                         (0.16)                  (0.22)
                                          ________                _______
Net loss per common share                 $(0.12)                 $(0.31)

Diluted earnings per common share:

Income (loss) before
extraordinary item                        $ 0.03                  $(0.09)

Extraordinary item                         (0.11)                  (0.22)
                                          ________                _______
Net loss per common share                 $(0.08)                 $(0.31)

Shares used in the per share calculations:
      Basic                               5,116,942               3,714,027
      Diluted                             7,329,352               3,714,027

See accompanying notes.

                  Waste Connections, Inc. and Predecessors
              Condensed Consolidated Statements of Cash Flows
                  Six Months Ended June 30, 1998, and 1997
                              (in thousands)
                               (Unaudited)


                                                Six Months Ended June 30,
                                                      1997        1998


Cash flows from operating activities:
Net loss                                              $(350)      $(243)
Adjustments to reconcile net loss to
      net cash provided by operating activities:
Depreciation and amortization                           745       1,358
Amortization of debt issuance costs, debt guarantee fees and
      accretion of discount on long term debt            -          134
Stock compensation                                       -          441
Extraordinary item - early extinguishment of debt        -        -

Changes in operating assets and liabilities, net of effects from
acquisitions:                                            -          981
      Accounts receivable, net                          (440)      (361)
      Prepaids expenses and
            other current assets                         224       (656)
      Accounts payable                                    52        119
      Deferred revenue                                   (44)       292
      Accrued liabilities                                334        (23)
      Accrued losses on acquired contracts               (91)      (151)
                                                      _______     _______
Net cash provided by operating activities                430       1,891

Cash flows from investing activities:
      Proceeds from sale of property and equipment          -         89
      Payments for acquisitions,
            net of cash acquired                            -     (30,281)
      Capital expenditures for property and equipment                (726)
(934)
      Decrease in other assets                            66            -
                                                      ________    _________
      Net cash used in investing activities             (660)     (31,126)

                  Waste Connections, Inc. and Predecessors
              Condensed Consolidated Statements of Cash Flows
                  Six Months Ended June 30, 1998, and 1997
                              (in thousands)
                               (Unaudited)

                                                Six Months Ended June 30,
                                                      1997        1998

Cash flows from financing activities:
      Net intercompany balance                          221          -
      Proceeds from borrowings                           -         40,862
      Principal payments on notes payable                -           (258)
      Principal payments on long term debt              (70)      (32,327)
      Proceeds from sale of common stock                 -         24,126

      Payment of preferred stock dividend                -           (161)
      Debt issuance costs                                -           (584)
                                                      _______     ________
Net cash provided by financing activities               151        31,568
                                                      _______     ________
Net (decrease) increase in cash                         (79)        2,423
Cash at beginning of period                             102           820
                                                      _______     _______
Cash at end of period                                 $  23       $ 3,243


See accompanying notes.

                  WASTE CONNECTIONS, INC. AND PREDECESSORS

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

1.    BASIS OF PRESENTATION AND SUMMARY OF
      SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying statements of operations and cash flows relate to Waste Connections, Inc. and its subsidiaries (the "Company") for the three and six-month periods ended June 30, 1998 and to its predecessors combined for the three and six-month periods ended June 30, 1997. The consolidated financial statements of the Company include the accounts of WCI and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

The Company's consolidated balance sheet as of June 30, 1998, the consolidated statements of operations for the three and six months ended June 30, 1998 and 1997, and the consolidated statements of cash flows for the six months ended June 30, 1998 and 1997 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented. The consolidated financial statements presented herein should be read in conjunction with the Company's audited consolidated financial statements for the twelve months ended December 31, 1997 and for the three months ended March 31, 1998 included as part of the Company's registration statement filed on Form S-1 on May 21, 1998 (the `Registration Statement').

                  WASTE CONNECTIONS, INC. AND PREDECESSORS

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

The entities the Company acquired in September 1997 from Browning Ferris Industries (BFI) are collectively referred to herein as the Company's "Predecessors Combined". BFI acquired the predecessor operations at various times during 1995 and 1996, and prior to being acquired by BFI, the Predecessors Combined operated as separate stand-alone businesses.

Property and Equipment

Capitalized landfill costs include expenditures for land and related airspace, permitting costs and preparation costs. Landfill permitting and preparation costs represent only direct costs related to these activities, including legal, engineering and construction. Interest is capitalized on landfill permitting and construction projects and other projects under development while the assets are undergoing activities to ready them for their intended use. The interest capitalization rate is based on the Company's weighted average cost of indebtedness. No interest was capitalized during the six months ended June 1998. Landfill permitting, acquisition and preparation costs, excluding the estimated residual value of land, are amortized as permitted airspace of the landfill is consumed. Landfill preparation costs include the costs of construction associated with excavation, liners, site berms and the installation of leak detection and leachate collection systems. In determining the amortization rate for a landfill, preparation costs include the total estimated costs to complete construction of the landfills permitted capacity. Units-of-production amortization rates are determined annually for the Company's operating landfill. The rates are based on estimates provided by the Company's outside engineers and consider the information provided by surveys which are performed at least annually.

                  WASTE CONNECTIONS, INC. AND PREDECESSORS

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

Closure and Post-Closure Costs

The Company does not accrue for closure and post-closure costs related to the Farimead Landfill it operates in Madera County, California. Madera County as required by state law, has
established a special fund to pay such liabilities.   On June 5,
1998, the Company acquired the stock of Red Carpet Landfill, Inc. in Oklahoma. Red Carpet is engaged in landfilling of municipal solid waste and other acceptable waste streams in the county of Major, Oklahoma. As a result of the acquisition, the Company is required to accrue for closure and post-closure costs related to the landfill. Accrued closure and post-closure costs include the current and non-current portion of accruals associated with obligations for closure and post-closure of the landfill. The Company, based on input from its outside engineers, estimates its future closure and post-closure monitoring and maintenance costs for solid waste landfills based on its interpretation of the technical standards of the U.S. Environmental Protection Agency's Subtitle D regulations and the air emissions standards under the Clean Air Act as they are being applied on a state-by-state basis. Closure and post-closure monitoring and maintenance costs represent the costs related to cash expenditures yet to be incurred when a landfill facility ceases to accept waste and closes. Accruals for closure and post-closure monitoring and maintenance requirements in the U.S. consider final capping of the site, site inspection, groundwater monitoring, leachate management, methane gas control and recovery, and operation and maintenance costs to be incurred during the period after the facility closes. Certain of these environmental costs, principally capping and methane gas control costs, are also incurred during the operating life of the site in accordance with the landfill operation requirements of Subtitle D and the air emissions standards. Reviews of the future requirements for closure and post-closure monitoring and maintenance costs for the Company's operating landfills are performed by the Company's engineers at least annually and are the basis upon which the Company's estimates of these future costs and the related accrual rates are revised. The Company provides accruals for these estimated costs as the remaining permitted airspace of such facilities is consumed. The states in which the Company operates its landfills require a specified portion of these accrued closure and post-closure obligations to be funded at any point in time.

                  WASTE CONNECTIONS, INC. AND PREDECESSORS

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

2.    Long Term Debt

On May 28, 1998, the Company entered into a new revolving credit facility with a syndicate of banks for which BankBoston N.A. acts as agent (the "Credit Facility"). The maximum amount available under the Credit Facility is $60 million (including stand-by letters of credit) and the borrowings bear interest at various fixed and/or variable rates at the Company's option (approximately 7.44% as of June 30, 1998). The Credit Facility replaced an existing revolving credit facility. The Credit Facility allows for the Company to issue up to $5 million in stand-by letters-of-credit. The Credit Facility requires quarterly payments of interest and it matures in May 2001. Borrowings under the Credit Facility are secured by virtually all of the Company's assets. The Credit Facility requires the Company to pay an annual commitment fee equal to 0.375% of the unused portion of the Credit Facility. The Credit Facility places certain business, financial and operating restrictions on the Company relating to, among other things the incurrance of additional indebtedness, investments, acquisitions, asset sales, mergers, dividends, distributions and repurchases and redemption of capital stock. The Credit Facility also requires that specified financial ratios and balances be maintained.

Madera Pollution Control Bond

On June 16, 1998, the Company completed a $1.8 million tax-exempt bond financing for its Madera subsidiary. These funds will be used for specified capital expenditures and improvements, including installation of a landfill gas recovery system. The bonds issued mature on May 1, 2016 and bear interest at variable rates based on market conditions for California tax exempt bonds. The bonds are backed by a letter of credit issued by BankBoston under the Credit Facility for $1.8 million. Funds from the bond offering are held by a trustee until the capital expenditures are completed. The unused funds are classified as restricted cash and included in other assets on the accompanying consolidated balance sheet. The capital expenditures funded by the bonds are expected to be substantially completed by December 31, 1998.

                  WASTE CONNECTIONS, INC. AND PREDECESSORS

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


3.    ACQUISITIONS

During the quarter ended June 30, 1998, the Company acquired eleven solid waste collection businesses that were accounted for using the purchase method of accounting. The aggregate consideration for these acquisitions was approximately $30.5 million consisting of $25.5 million in cash and seller notes and $5 million in stock.
The purchase prices have been allocated to the tangible assets acquired based on fair values at the dates of acquisition with the residual amounts allocated to identified intangibles, primarily goodwill.

The following proforma information shows the results of the Company's operations as though both of its significant acquisitions (Madera Disposal Systems, Inc. and Arrow Sanitary Service, Inc.)
had occurred as of January 1, 1997 (in thousands, except share and per share data):

                                                Six Months Ended
                                          June 30, 1997     June 30, 1998


Revenue                                         $18,141     $  21,639
Net income before extraordinary item                  5           302
Net income (loss)                                     5          (513)
Proforma basic earnings (loss)
      per share of common stock                             $    (.13)
Basic common shares outstanding                             4,679,000

The proforma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions taken place as of January 1, 1997 or the results of future operations of the Company. Furthermore, the proforma results do not give effect to all cost savings or incremental costs that may occur as a result of the integration and consolidation of the acquisitions.

                  WASTE CONNECTIONS, INC. AND PREDECESSORS

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

Earnings Per Share Calculation

The following table sets forth the numerator and denominator used in the computation of earnings per common share:

                                    Three months ended      Six months ended
                                          June 30,                June 30,
                                          1998                    1998
Numerator:
Net income before extraordinary item            $538,000          $ 573,000
Redeemable convertible preferred stock
      accretion                                 (345,000)          (917,000)
                                                _________         __________
Income (loss) applicable to common
      stockholders before
      extraordinary item                        193,000            (344,000)
Extraordinary item                              (815,000)          (815,000)
                                                _________         __________
Net loss applicable
      to common stockholders                    $(622,000)        $(1,159,000)

Denominator:
Denominator for basic earnings per
      common share-weighted average             5,116,942         3,714,027
Dilutive effect of redeemable stock,
      stock options and warrants                2,212,410               -
                                                __________        _________
Denominator for diluted earnings
      per common share-adjusted
      weighted average shares
      and assumed conversions                   7,329,352         3,714,027

                  WASTE CONNECTIONS, INC. AND PREDECESSORS

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

For the six months ended June 30, 1998, outstanding options to purchase 937,300 shares of common stock (with an exercise price from $2.80 to $16.75) and outstanding warrants to purchase 1,420,611 shares of common stock (with exercise prices ranging from $.01 to $17.63 could potentially dilute basic earnings per share in the future and have not been included in the computation of diluted net loss per share because to do so would have been anitdilutive for the periods presented. On a proforma basis, assuming that the preferred shares had converted as of March 31, 1998 the basic and diluted shares outstanding would have been 6,450,274 and 8,662,684 respectively.

Subsequent Events

On July 31, 1998, WCI Acquisition Corporation, a Nebraska corporation wholly owned by Waste Connections, Inc., merged into Shrader Refuse and Recycling Service Company, a Nebraska corporation ("Shrader"), and Shrader acquired certain real estate located in Lincoln and Papillion, Nebraska and used in Shrader's business. Shrader is engaged in the collection, transportation and handling of solid waste and recyclables in eastern Nebraska. The consideration was $7.1 million in cash and seller notes and $9.4 million in common stock.

On July 31, 1998, Waste Connections, Inc. purchased the stock of J&J Sanitation, Inc. in O'Neill, Nebraska. On August 3, 1998 the Company acquired certain assets of Miller Containers, Inc. in Draper, Utah. On August 10, 1998 the Company purchased certain assets of ABC Waste, Inc. in Salt Lake City, Utah.

                  WASTE CONNECTIONS, INC. AND PREDECESSORS

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included elsewhere herein.

FORWARD LOOKING STATEMENTS

Certain statements included in this Quarterly Report on Form 10-Q, including, without limitation, information appearing under Part I,
Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of
1934) that involve risks and uncertainties. Factors set forth under the caption "Risk Factors" in the Company's Registration Statement could affect the Company's actual results and could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company in this Quarterly Report on Form 10-Q.

OVERVIEW

Waste Connections, Inc. is a regional, integrated solid waste services company that provides solid waste collection, transfer, disposal and recycling services in secondary markets of the Western U.S. As of June 30, 1998, the Company served more than 150,000 commercial, industrial and residential customers in Washington, Oregon, California, Idaho, Wyoming, Utah, Oklahoma and South Dakota. The Company currently owns fourteen collection operations and operates or owns eight transfer stations, two Subtitle D landfills and one recycling facility.

The Company generally intends to pursue an acquisition-based growth strategy and, as of June 30, 1998 had acquired 17 companies since its inception in September 1997. All of these acquisitions were accounted for under the purchase method of accounting. Accordingly, the results of operations of these acquired businesses have been included in the Company's financial statements only from the respective dates of acquisition. The Company anticipates that a substantial part of its future growth will come from acquiring additional solid waste collection, transfer and disposal businesses and, therefore, it is expected that additional acquisitions could continue to affect period-to-period comparisons of the Company's operating results.

                  WASTE CONNECTIONS, INC. AND PREDECESSORS

RESULTS OF OPERATIONS

During the periods in which the Predecessors Combined operated as wholly owned subsidiaries of BFI, they maintained intercompany accounts with BFI for recording intercompany charges for costs and expenses, intercompany purchases of equipment and additions under capital leases and intercompany transfers of cash, among other transactions. It is not feasible to ascertain the amount of related interest expense that would have been recorded in the historical financial statements had the Predecessors Combined been operated as stand-alone entities. Charges for interest expense were allocated to the Predecessors Combined by BFI as disclosed in the statement of operations data. The interest expense allocations from BFI are based on formulas that do not necessarily correspond to the balances in the related intercompany accounts. Moreover, the financial position and results of operations of the Predecessors Combined during this period may not necessarily be indicative of the financial position or results of operations that would have been realized had the Predecessors Combined been operated as stand-alone entities. For the periods in which the Predecessors Combined operated as wholly owned subsidiaries of BFI, the statements of operations include amounts allocated by BFI to the predecessors for selling, general and administrative expenses based on certain allocation methodologies. As a result, the Company believes its historical results of operations for the periods presented are not directly comparable. The Company's acquisitions of the Predecessors Combined from BFI in September 1997 were accounted for using the purchase method of accounting, and the purchase price was allocated to the fair value of the assets acquired and liabilities assumed. Consequently, the amounts of depreciation and amortization included in the statements of operations for the periods presented reflect the changes in basis of the underlying assets that were made as a result of the changes in ownership that occurred during the periods presented. As a result of the above, year to year comparisons are not meaningful and therefore discussions of SG&A, depreciation and amortization and interest expense have not been included.

Revenues. Total revenues increased $4.8 million, or 79.3%, to $10.9 million for the three months ended June 30, 1998 from $6.1 million for the three months ended June 30, 1997. Revenues for the six months ended June 30, 1998 increased $6.7 million, or 57.2%, to $18.5 million from $11.8 million for the six months ended June 30, 1997. The increase was primarily attributable to the inclusion of the acquisitions closed since the beginning of 1998 ($4.5 million) and growth in the base business ($304,000).

                  WASTE CONNECTIONS, INC. AND PREDECESSORS

Cost of Operations. Total cost of operations increased $2.3 million, or 45.5%, to $7.4 million for the three months ended June 30, 1998 from $5.1 million for the three months ended June 30, 1997. Cost of operations for the six months ended June 30, 1998 increased $3.0 million, or 31.1%, to $12.8 million in 1998 from $9.8 million for the six months ended June 30, 1997. The increase was primarily attributable to acquisitions closed since the beginning of 1998 and a decline in expenses in the core business as a result of cost reduction measures.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1998, the Company had working capital of $882,000, including cash and cash equivalents of $3.2 million. The Company's strategy in managing its working capital is generally to apply the cash generated from its operations that remains available after satisfying its working capital and capital expenditure requirements to reduce its indebtedness under its bank revolving credit facility and to minimize its cash balances.

The Company has a $60 million revolving credit facility with a syndicate of banks for which BankBoston, N.A. acts as agent, which is secured by virtually all assets of the Company, including the Company's interest in the equity securities of its subsidiaries. The credit facility matures in 2001 and bears interest at a rate per annum equal to, at the Company's discretion, either: (i) the BankBoston Base Rate; or (ii) the Eurodollar Rate plus applicable margin. The credit facility requires the Company to maintain certain financial ratios and satisfy other predetermined requirements, such as minimum net worth, net income and limits on capital expenditures. It also requires the lenders' approval of acquisitions in certain circumstances. As of June 30, 1998, an aggregate of approximately $20.6 million was outstanding under the Company's credit facility, and the interest rate on outstanding borrowings under the credit facility was approximately 7.44%

                  WASTE CONNECTIONS, INC. AND PREDECESSORS


For the six months ended June 30, 1998, net cash provided by operations was approximately $1.9 million and was primarily provided by operating results for the period exclusive of non-cash charges.

For the six months ended June 30, 1998, net cash used by investing activities was $31.1 million. Of this, $30.3 million was used to fund the cash portion of acquisitions. The remaining cash uses were investments in MIS systems, trucks and containers.

For the six months ended June 30, 1998, net cash provided by financing activities was $31.6 million, which was provided by net borrowings under the Company's various debt arrangements and $23.5 million in proceeds from the sale of common stock in an initial public offering.

Capital expenditures for 1998 are currently expected to be approximately $5.6 million. On June 16, 1998, Madera completed a $1.8 million bond financing for certain capital expenditures that were contingent on the financing. These expenditures are expected to be substantially completed in 1998. On June 11, 1998, the Company won an additional contract to provide services to the city of Vancouver, which will require approximately $1.2 million of additional capital expenditures. These expenditures, coupled with the capital expenditures required for the acquisitions completed since the Company's initial public offering, have increased the estimated capital expenditures for 1998 to approximately $5.6 million. The Company intends to fund its remaining planned 1998 capital expenditures principally through internally generated funds, and borrowings under its existing credit facility. The Company intends to fund its future acquisitions and capital requirements through additional borrowings under its credit facility and funds raised from sale of the Company's common stock.

                  WASTE CONNECTIONS, INC. AND PREDECESSORS


PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

There is no current proceeding or litigation involving the Company that the Company believes will have a material adverse impact on the Company's business, financial condition, results of operations or cash flows.

ITEM 2.     CHANGES IN SECURITIES

Changes in Rights and Classes of Stock

As a result of the initial public offering all of the Company's redeemable convertible preferred stock and redeemable common stock were converted to common stock on a one for one basis.

Sales of Unregistered Securities

1. On May 5, 1998, the Company issued 13,636 shares of Common Stock to the Shareholders of T&T Disposal at a price of $11.00 per share in connection with the acquisition of the stock of that company. Such shares were issued pursuant to Regulation D under the securities act.

2.    On May 8, 1998, the Company issued 27,273 shares of Common
Stock to the shareholders of Sunshine Sanitation and Sowers
Sanitation at a price of $11.00 in connection with the acquisition of the stock of those companies. Such shares were issued pursuant to Regulation D under the securities act.

3.    On June 1, 1998, the Company issues 76,923 shares of Common
Stock to Contractors Waste Removal at a price of $13.00 in connection with the acquisition of the solid waste business of that company. Such shares were issued pursuant to Regulation D under the securities act.

                  WASTE CONNECTIONS, INC. AND PREDECESSORS


4. On June 16, 1998, the Company issued 213,750 shares of Common Stock to the shareholders of Arrow Sanitary Service at a price of $14.24 per share in connection with the acquisition of the stock of that company. Such shares were issued pursuant to Regulation D under the securities act.

Use of Proceeds of Initial Public Offering

On May 22, 1998 the Company commenced the initial public offering of its common stock pursuant to a Registration Statement on Form S-1 (Commission file number 333-48029, declared effective May 21,
1998). The offering closed on May 28, 1998, resulting in the sale of all of the 2,000,000 shares offered (all of which were sold by the Company) at an offering price of $12.00 per share (constituting aggregate gross proceeds of $24,000,000) for the account of the Company, and on June 9, 1998 the underwriters exercised in full their overallotment option to purchase an additional 300,000 shares at $12.00 per share (constituting additional aggregate gross proceeds of $3,600,000), all of which were offered by the Company. The managing underwriters of the offering were BT Alex Brown, Incorporated and CBIC Oppenheimer Corp. The following expenses were incurred for the Company's account in connection with the offering:


Gross Proceeds:                                 $27,600,000
Less:       Underwriting discounts                1,932,000
      Legal                                         377,733
      Accounting                                    799,376
      Printing and other expenses                   504,411
                                                -----------
      Total expenses                              3,613,520
                                                ___________
Net offering proceeds                           $23,986,480

Between the effective date of the aforementioned registration statement and June 30, 1998, the net offering proceeds to the Company were used primarily to repay debt related to acquisitions.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

                  WASTE CONNECTIONS, INC. AND PREDECESSORS


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

10.1*       Revolving Credit Agreement, dated as of May 29, 1998,
between the Company and various banks represented by BankBoston, N.A.

10.2*       Loan Agreement dated as of June 1, 1998, between Madera
Disposal Systems, Inc. and the California Pollution Control
Financing Authority

27          Financial Data Schedule
__________________________________________________________________
*Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on form
S-4.Registration No. 333-59199

                  WASTE CONNECTIONS, INC. AND PREDECESSORS


(b)   Reports on Form 8-K:

On July 1, 1998, the Company filed a Form 8-K describing its acquisition on June 17, 1998, of the stock of Arrow Sanitary Service, Inc., an Oregon corporation doing business as "Oregon Paper Fiber" ("OPF"). OPF is engaged in the collection, transportation and handling of solid waste and recyclables in Clark County, Washington and Multnomah and Clackamas Counties, Oregon. Certain financial statements of OPF and certain proforma financial data were not then available and therefore were not included. The Company filed an amended Form 8-KA on July 16, 1998, to include the financial statements and proforma financial information. This 8-K Report also disclosed that on June 25, 1998, WCI acquired the stock of Curry Transfer and Recycling ("Curry") and Oregon Waste Technology ("OWT") and certain real estate located in Curry County, Oregon and used in those businesses. Curry and OWT are Oregon Corporations engaged primarily in the collection and transportation of solid waste and recyclables in Brookings, Goldbeach and Port Orford, Oregon and the unincorporated areas of Curry and Lane Counties, Oregon.

On June 22, 1998, the Company filed a Form 8-K describing its acquisition of the stock of B&B Sanitation, Inc., Red Carpet
Landfill, Inc. and Darlin Equipment, Inc. (collectively, the
"Oklahoma Companies") on June 5, 1998. The three acquired companies are Oklahoma corporations engaged, respectively, in solid waste and recyclables collection and transportation, landfill operations, and equipment leasing in Oklahoma.

On June 15, 1998, the Company filed a Form 8-K describing acquisition by Waste Connections of Utah, Inc. ("WCI-Utah"), a Delaware corporation wholly owned by the Company, of substantially all of the business assets of Contractor's Waste Removal, L.C. ("CWR") from CWR on June 1, 1998. CWR is a Utah limited liability company that was engaged in solid waste collection and transportation in Orem, Utah. The assets acquired include trucks, containers, equipment, contracts, governmental permits, intellectual property and goodwill.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


WASTE CONNECTIONS, INC.



BY:   /s/ Ron J. Mittelstaedt                   Date:  August 18, 1998
      Ron J. Mittelstaedt, President and Chief Executive Officer

BY:   /s/ Steven F. Bouck                       Date:  August 18, 1998
      Steven F. Bouck, Vice President and Chief  Financial Officer

                WASTE CONNECTIONS, INC. AND PREDECESSORS

                                    FORM 10-Q
                               INDEX TO EXHIBITS

10.1 Revolving Credit Agreement, dated as of May 29, 1998, between the Company and various banks represented by BankBoston, N.A. (incorporated by reference to the exhibits filed with the Registrant's Registration
      Statement on form S-4.Registration No. 333-59199)


10.2 Loan Agreement dated as of June 1, 1998, between Madera Disposal Systems, Inc. and the California Pollution Control Financing Authority
      (incorporated by reference to the exhibits filed with the Registrant's Registration Statement on form S-4.Registration No. 333-59199)

27    Financial Data Schedule

                              EXHIBIT 27
                        FINANCIAL DATA SCHEDULE

This exhibit contains summary financial information extracted from the June 30, 1998 Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Operations for the six-month period ended June 30, 1998, and is qualified in its entirety by reference to such financial statements and the footnotes thereto.

ARTICLE                                        5
NAME  Waste Connections, Inc.
MULTIPLIER                                 1,000
PERIOD-TYPE                                6-MOS
FISCAL-YEAR-END                      DEC-31-1998
PERIOD-START                         DEC-31-1998
PERIOD-END                           JUN-30-1998
CASH                                       3,243
SECURITIES                                     0
RECEIVABLES                                6,430
ALLOWANCES                                   (96)
INVENTORY                                      0
CURRENT-ASSETS                            10,323
PP&E                                      15,997
DEPRECIATION                               1,402
TOTAL-ASSETS                              79,448
CURRENT-LIABILITIES                        9,441
BONDS                                     23,152
PREFERRED-MANDATORY                            0
PREFERRED                                      0
COMMON                                        85
OTHER-SE                                  45,315
TOTAL-LIABILITY-AND-EQUITY                79,448
SALES                                          0
TOTAL-REVENUES                            18,520
CGS                                            0
TOTAL-COSTS                               12,830
OTHER-EXPENSES                             3,700
LOSS-PROVISION                                74
INTEREST-EXPENSE                             731
INCOME-PRETAX                              1,291
INCOME-TAX                                   717
INCOME-CONTINUING                            573
DISCONTINUED                                   0
EXTRAORDINARY                               (815)
CHANGES                                        0
NET-INCOME                                  (242)
EPS-BASIC                                   (.31)
EPS-DILUTED                                 (.31)

C:\DMS\5119\028\0300282.01