Form 10-Q/A
period 1998-06-30
WASTE CONNECTIONS INC/DE
filed 1998-08-31
CIK 1057058

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                               AMENDMENT NO. 1 TO


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

Item 6 - Exhibits and Reports on Form 8-K


Signatures

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements


                             WASTE CONNECTIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                             DECEMBER 31, 1997    JUNE 30, 1998
                                                             -----------------    -------------
ASSETS
Current assets:
     Cash                                                      $         820      $       3,243
     Accounts receivable, less allowance for doubtful
          accounts of $96 at June 30, 1998 and $19 at
          December 31, 1997                                            3,940              6,430
Prepaid expenses and other current assets                                358                650
                                                               -------------      -------------
     Total current assets                                              5,118             10,323
Property and equipment, net                                            4,185             14,595
Goodwill, net                                                          9,408             50,970
Other assets                                                             169              3,560
                                                               -------------      -------------
                                                               $      18,880      $      79,448
                                                               =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable                                          $       2,609      $       5,119
     Deferred revenue                                                    597              1,405
     Accrued liabilities                                                 825              2,129
     Current portion of notes payable                                     --                465
     Current portion of accrued losses on acquired
          Contracts                                                      251                323
                                                               -------------      -------------
               Total current liabilities                               4,282              9,441
Accrued losses on acquired contracts                                     702              1,076
Long-term debt and notes payable, net                                  6,762             23,152
Commitments and Contingencies
Deferred income taxes                                                    162                379
Redeemable convertible preferred stock: $.01 par
     Value; 2,500,000 shares authorized; 2,499,998
      shares issued and outstanding at December 31, 1997; no
      shares issued and outstanding at June 30, 1998                   7,523                 --
Stockholders' equity (deficit):
Preferred stock $.01 par value; 7,500,000 shares
     authorized; none issued and outstanding                              --                 --
Common stock: $.01 par value; 50,000,000 shares
     authorized; 2,300,000  shares issued and
     outstanding at December 31, 1997, 8,523,397
     shares issued and outstanding at June 30, 1998                       23                 85
Additional paid-in capital                                             5,105             52,774
Stockholder notes receivable                                             (82)               (82)
Deferred stock compensation                                               --               (619)
Accumulated deficit                                                   (5,597)            (6,758)
                                                               -------------      -------------
          Total stockholders' equity (deficit)                          (551)            45,400
                                                               -------------      -------------
                                                               $      18,880      $      79,448
                                                               =============      =============


                             See accompanying notes.

                    WASTE CONNECTIONS, INC. AND PREDECESSORS
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS THREE AND
             SIX MONTHS ENDED JUNE 30, 1998 AND 1997 (IN THOUSANDS,
                       EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                            THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                 -----------------------------------         -----------------------------------
                                                                JUNE 30,                                    JUNE 30,
                                                 -----------------------------------         -----------------------------------
                                                      1997                  1998                  1997                  1998
                                                  -------------         -------------         -------------         -------------
Revenues                                          $       6,090         $      10,919         $      11,784         $      18,520
Operating Expenses:
     Cost of operations                                   5,110                 7,433                 9,784                12,830
     Selling, general and administrative                    590                 1,098                 1,305                 1,868
     Depreciation and amortization                          367                   818                   745                 1,358
     Stock compensation                                      --                   121                    --                   441
                                                  -------------         -------------         -------------         -------------
Income (loss) from operations                                23                 1,449                   (50)                2,022

Interest expense                                           (152)                 (430)                 (304)                 (731)
Other income (expense), net                                   4                    --                     4                    --
                                                  -------------         -------------         -------------         -------------
Income (loss) before income tax provision                  (125)                1,019                  (350)                1,291

Income tax provision                                         --                  (480)                   --                  (717)
                                                  -------------         -------------         -------------         -------------
Income (loss) before extraordinary item                    (125)                  538                  (350)                  573

Extraordinary item-early extinguishment
of debt,net of tax benefit of $165                           --                  (815)                   --                  (815)
                                                  -------------         -------------         -------------         -------------
Net loss                                                   (125)                 (277)                 (350)                 (242)
Redeemable convertible preferred stock accretion             --                  (345)                   --                  (917)
                                                  -------------         -------------         -------------         -------------

Net loss applicable to common stockholders        $        (125)        $        (622)        $        (350)        $      (1,159)
                                                  =============         =============         =============         =============


Basic earnings per common share:

Income (loss) before extraordinary item                                 $        0.04                               $       (0.09)
Extraordinary item                                                              (0.16)                                      (0.22)
                                                                        -------------                               -------------

Net loss per common share                                               $       (0.12)                              $       (0.31)
                                                                        =============                               =============


Diluted earnings per common share:


Income (loss) before extraordinary item                                 $        0.03                               $       (0.09)

Extraordinary item                                                              (0.11)                                      (0.22)
                                                                        -------------                               -------------

Net loss per common share                                               $       (0.08)                              $       (0.31)
                                                                        =============                               =============

Shares used in the per share calculations:
     Basic                                                                  5,116,942                                   3,714,027
     Diluted                                                                7,329,352                                   3,714,027


                             See accompanying notes.

                    WASTE CONNECTIONS, INC. AND PREDECESSORS
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1998, AND 1997
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                             SIX MONTHS ENDED JUNE 30,
                                                                          --------------------------------
                                                                               1997             1998
                                                                          -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                  $        (350)     $        (243)
Adjustments to reconcile net loss to
     net cash provided by operating activities:
Depreciation and amortization                                                       745              1,358
Amortization of debt issuance costs, debt guarantee fees and
     accretion of discount on long term debt                                         --                134
Stock compensation                                                                   --                441
Extraordinary item - early extinguishment of debt                                    --
Changes in operating assets and liabilities, net of effects from                     --                981
acquisitions:
     Accounts receivable, net                                                      (440)              (361)
     Prepaids expenses and other current assets                                     224               (656)
     Accounts payable                                                                52                119
     Deferred revenue                                                               (44)               292
     Accrued liabilities                                                            334                (23)
     Accrued losses on acquired contracts                                           (91)              (151)
                                                                          -------------      -------------
Net cash provided by operating activities                                           430              1,891

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of property and equipment                                    --                 89
     Payments for acquisitions, net of cash acquired                                 --            (30,281)
     Capital expenditures for property and equipment                               (726)              (934)
     Decrease in other assets                                                        66                 --
                                                                          -------------      -------------
     Net cash used in investing activities                                         (660)           (31,126)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net intercompany balance                                                       221                 --
     Proceeds from borrowings                                                        --             40,862
     Principal payments on notes payable                                             --               (258)
     Principal payments on long term debt                                           (70)           (32,327)
     Proceeds from sale of common stock                                              --             24,126
     Payment of preferred stock dividend                                             --               (161)
     Debt issuance costs                                                             --               (584)
                                                                          -------------      -------------
Net cash provided by financing activities                                           151             31,568
                                                                          -------------      -------------

Net (decrease) increase in cash                                                     (79)             2,423
Cash at beginning of period                                                         102                820
                                                                          -------------      -------------
Cash at end of period                                                     $          23      $       3,243
                                                                          =============      =============


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

2. Long Term Debt

On May 28, 1998, the Company entered into a new revolving credit facility with a syndicate of banks for which BankBoston N.A. acts as agent (the "Credit Facility"). The maximum amount available under the Credit Facility is $60 million (including stand-by letters of credit) and the borrowings bear interest at various fixed and/or variable rates at the Company's option (approximately 7.44% as of June 30, 1998). The Credit Facility replaced an existing revolving credit facility. The Credit Facility allows for the Company to issue up to $5 million in stand-by letters-of-credit. The Credit Facility requires quarterly payments of interest and it matures in May 2001. Borrowings under the Credit Facility are secured by virtually all of the Company's assets. The Credit Facility requires the Company to pay an annual commitment fee equal to 0.375% of the unused portion of the Credit Facility. The Credit Facility places certain business, financial and operating restrictions on the Company relating to, among other things the incurrence of additional indebtedness, investments, acquisitions, asset sales, mergers, dividends, distributions and repurchases and redemption of capital stock. The Credit Facility also requires that specified financial ratios and balances be maintained.

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

The following proforma information shows the results of the Company's operations as though both of its significant acquisitions (Madera Disposal Systems, Inc. and Arrow Sanitary Service, Inc.) had occurred as of January 1, 1997 (in thousands, except share and per share data):


                                                                           SIX MONTHS ENDED
                                                                  -----------------------------------
                                                                  JUNE 30, 1997         JUNE 30, 1998
                                                                  -------------         -------------
Revenue                                                           $    18,141           $    21,639
Net income before extraordinary item                                        5                   302
Net income (loss)                                                           5                  (513)
Proforma basic earnings (loss) per share of common stock                                $      (.13)
Basic common shares outstanding                                                           4,679,000


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

4. Earnings Per Share Calculation

The following table sets forth the numerator and denominator used in the computation of earnings per common share:


                                                     THREE MONTHS ENDED    SIX MONTHS ENDED
                                                          JUNE 30,              JUNE 30,
                                                            1998                  1998
                                                     ------------------    ------------------
Numerator:
Net income before extraordinary item                 $          538,000    $          573,000
Redeemable convertible preferred stock
     accretion                                                 (345,000)             (917,000)
                                                     ------------------    ------------------
Income (loss) applicable to common
     stockholders before extraordinary item                     193,000              (344,000)
Extraordinary item                                             (815,000)             (815,000)
                                                     ------------------    ------------------
Net loss applicable to common stockholders           $         (622,000)   $       (1,159,000)
                                                     ==================    ==================

Denominator:
Denominator for basic earnings per
     common share-weighted average                            5,116,942             3,714,027
Dilutive effect of redeemable stock, stock
options and warrants                                          2,212,410                    --
                                                     ------------------    ------------------
Denominator for diluted earnings per common
share-adjusted weighted average shares and
assumed conversions                                           7,329,352             3,714,027
                                                     ==================    ==================

                    WASTE CONNECTIONS, INC. AND PREDECESSORS


For the six months ended June 30, 1998, outstanding options to purchase 937,300 shares of common stock (with an exercise price from $2.80 to $16.75) and outstanding warrants to purchase 1,420,611 shares of common stock (with exercise prices ranging from $.01 to $17.63 could potentially dilute basic earnings per share in the future and have not been included in the computation of diluted net loss per share because to do so would have been antidilutive for the periods presented. On a proforma basis, assuming that the preferred shares had converted as of March 31, 1998 the basic and diluted shares outstanding would have been 6,450,274 and 8,662,684 respectively.

5. Subsequent Events

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

                    WASTE CONNECTIONS, INC. AND PREDECESSORS


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


Gross Proceeds:                                     $27,600,000
Less: Underwriting discounts                          1,932,000
      Legal                                             377,733
      Accounting                                        799,376
      Printing and other expenses                       504,411
                                                    -----------
      Total expenses                                  3,613,520
                                                    -----------
Use of Proceeds of Initial Public Offering

Net offering proceeds                               $23,986,480
                                                    ===========


Between the effective date of the aforementioned registration statement and June 30, 1998, the net offering proceeds to the Company were used primarily to repay debt related to acquisitions.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None.

                    WASTE CONNECTIONS, INC. AND PREDECESSORS


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

10.1* Revolving Credit Agreement, dated as of May 29, 1998, between the Company and various banks represented by BankBoston, N.A.

10.2* Loan Agreement dated as of June 1, 1998, between Madera Disposal Systems, Inc. and the California Pollution Control Financing Authority

27 Financial Data Schedule

(b) Reports on Form 8-K:

On July 1, the Company filed a Form 8-K describing its acquisition on June 17, 1998, of the stock of Arrow Sanitary Service, Inc., an Oregon corporation doing business as "Oregon Paper Fiber" ("OPF"). OPF is engaged in the collection, transportation and handling of solid waste and recyclables in Clark County, Washington and Multnomah and Clackamas Counties, Oregon. Certain financial statements of OPF and certain proforma financial data were not then available and therefore were not included. The Company filed an amended Form 8-KA on July 16, 1998, to include the financial statements and proforma financial information. This 8-K Report also disclosed that on June 25, 1998, WCI acquired the stock of Curry Transfer and Recycling ("Curry") and Oregon Waste Technology ("OWT") and certain real estate located in Curry County, Oregon and used in those businesses. Curry and OWT are Oregon corporations engaged primarily in the collection and transportation of solid waste and recyclables in Brookings, Goldbeach and Port Orford, Oregon and the unincorporated areas of Curry and Lane Counties, Oregon.

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

--------------
* Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on form S-4. Registration No. 333-59199

                    WASTE CONNECTIONS, INC. AND PREDECESSORS



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


                      SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its report on Form 10-Q to be signed on its behalf by the undersigned thereto duly authorized.


  WASTE CONNECTIONS, INC.

      /s/ RON J. MITTELSTAEDT
  BY:___________________________                       Date:  August 31, 1998
     Ron J. Mittelstaedt, President and Chief Executive Officer

      /s/ STEVEN F. BOUCK
  BY:___________________________                       Date:  August 31, 1998
     Steven F. Bouck, Vice President and Chief  Financial Officer

                    WASTE CONNECTIONS, INC. AND PREDECESSORS


                                    FORM 10-Q
                                INDEX TO EXHIBITS

10.1* Revolving Credit Agreement, dated as of May 29, 1998, between the Company and various banks represented by BankBoston, N.A. (incorporated by reference to the exhibits filed with the Registrant's Registration Statement on form S-4. Registration No. 333-59199)


10.2* Loan Agreement dated as of June 1, 1998, between Madera Disposal Systems, Inc. and the California Pollution Control Financing Authority (incorporated by reference to the exhibits filed with the Registrant's Registration Statement on form S-4. Registration No. 333-59199)


27 Financial Data Schedule