Form 10-Q
period 1998-09-30
WASTE CONNECTIONS INC/DE
filed 1998-11-16
CIK 1057058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES AND EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED SEPTEMBER 30, 1998				COMMISSION FILE NO.
0-19674







WASTE CONNECTIONS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE
(State or other jurisdiction of incorporation or organization)

94-3283464
(I.R.S. Employer Identification No.)


2260 Douglas Boulevard, Suite 280, Roseville, California  	95661
(Address of principal executive offices)

Registrant's telephone number, including area code:  (916) 772-
2221



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [  ]



Indicate the number of shares outstanding of each of the issuer's classes of Common Stock:

	As of November 12, 1998:				9,314,964 Shares of Common
Stock








INDEX TO FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

	Condensed Consolidated Balance Sheets - December 31, 1997 and
September 30, 1998

	Condensed Consolidated Statements of Operations for the three and nine months ended
		September 30, 1997 and 1998

	Condensed Consolidated Statements of Cash Flows for the nine months ended
		September 30, 1997 and 1998

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




December 31,
1997
September
30, 1998






ASSETS


Current assets:


     Cash
$820
$1,090
     Accounts receivable, less
allowance for doubtful


          accounts of $19 at December
31, 1997 and


          $390 at September 30, 1998
3,940
9,046
     Prepaid expenses and other
current assets
     358
     773
     Total current assets

5,118
10,909
Property and equipment, net
4,185
18,438
Goodwill, net
9,408
81,294
Other assets
      169
   3,854

$18,880
$114,495



LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)


Current liabilities:


     Accounts payable
$2,609
$6,123
     Deferred revenue
597
1,501
     Accrued liabilities
825
3,165
     Current portion of notes payable
-
1,256
     Other current liabilities
     251
     346
               Total current
liabilities
4,282
12,391

Long-term debt and notes payable, net

6,762

40,404
Other long term liabilities
702
1,499
Commitments and Contingencies


Deferred income taxes
162
379
Redeemable convertible preferred
stock: $.01 par


     Value; 2,500,000 shares
authorized; 2,499,998 shares


      issued and outstanding at
December 31, 1997; no


      shares issued and outstanding
at September 30, 1998
7,523
-
Stockholders' equity (deficit):


Preferred stock $.01 par value;
7,500,000 shares


     authorized; none issued and
outstanding
-
-
Common stock: $.01 par value;
50,000,000 shares


     authorized; 2,300,000  shares
issued and


     outstanding at December 31,
1997, 9,204,632


     shares issued and outstanding at
September 30, 1998
23
92
Additional paid-in capital
5,105
65,944
Stockholder notes receivable
(82)
-
Deferred stock compensation
-
(499)
Accumulated deficit
 (5,597)
 (5,715)
          Total stockholders' equity
(deficit)
    (551)
  59,822

$18,880
$114,495










See accompanying notes.




Waste Connections, Inc.  and Predecessors
Condensed Consolidated Statements of Operations
Three and Nine months ended September 30, 1998 and 1997
(in thousands, except share and per share amounts)
(Unaudited)


Three Months Ended
September 30,
Nine Months Ended
September 30,

1997
1998
1997
1998










Revenues
$6,330
$16,828
$18,114
$35,336
Operating Expenses:




     Cost of operations
4,969
11,192
14,753
24,007
     Selling, general and
administrative
1,704
1,649
3,009
3,518
     Depreciation and
amortization
338
1,335
1,083
2,693
     Stock compensation

-
    121

-
    561
Income (loss) from
operations
(681)
2,531
(731)
4,557





Interest expense
(152)
(696)
(456)
(1,427)
Other income, net

10

-

14

-
Income (loss) before income
tax provision
(823)
1,835
(1,173)
3,130





Income tax provision

-
(793)

-

(1,513)
Income (loss) before
extraordinary item
(823)
1,042
(1,173)
1,617





Extraordinary item-early
extinguishment of debt,
     net of tax benefit of
$165


-

       -


-


(815)
Net income (loss)
(823)
1,042
(1,173)
802
Redeemable convertible
preferred stock accretion

-

-

-

(917)
Net income (loss) applicable
to common
     stockholders

$(823)

$1,042


$(1,173)

$(115)










Basic earnings per common
share:









Income before extraordinary
item


$0.12

$  0.13
Extraordinary item


-

(0.15)





Net income (loss) per common
share

$0.12

$(0.02)










Diluted earnings per common
share:










Income before extraordinary
item


$0.10


$0.09





Extraordinary item


-

(0.11)





Net income (loss) per common
share

$0.10

$(0.02)





Shares used in the per share
calculations:




     Basic

8,898,21
6

5,476,53
2
     Diluted

10,806,1
58

7,438,65
8

See accompanying notes.





Waste Connections, Inc. and Predecessors
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 1998 and 1997
 (in thousands)
(Unaudited)



Nine Months Ended
September 30

1997
1998












Cash flows from operating activities:


Net income (loss)
$(1,173)
$802
Adjustments to reconcile net income (loss) to


     net cash provided by (used in) operating
activities:
     gain on sale of assets
(4)

Depreciation and amortization
1,083
2,693
Amortization of debt issuance costs, debt guarantee fees and accretion of discount on long term debt
-
176
Stock compensation
-
561
Extraordinary item - early extinguishment of
debt
-
981
Changes in operating assets and liabilities,
net of effects from acquisitions:
-

     Accounts receivable, net
(604)
(989)
     Prepaid expenses and other current
assets
(74)
(249)
     Accounts payable
(221)
493
     Deferred revenue
(137)
326
     Accrued liabilities
(450)
(178)
     Other liabilities
        -
(241)
Net cash provided by (used in) operating
activities
(1,580)
4,375



Cash flows from investing activities:


     Proceeds from sale of property and
equipment
188
58
     Payments for acquisitions, net of cash
acquired
-
(44,185)
     Capital expenditures for property and
equipment
(735)
(2,068)
     Proceeds from stockholder notes
receivable

82
     Decrease in other assets
     22

-



     Net cash used in investing activities
(525)
(46,113)



Cash flows from financing activities:


     Net intercompany balance
2,142
-
     Proceeds from borrowings
-
57,703
     Principal payments on notes payable
-
(407)
     Principal payments on long term debt
(38)
(38,653)
     Proceeds from sale of common stock
-
24,126
     Payment of preferred stock dividend
-
(161)
     Debt issuance costs

-
   (600)
Net cash provided by financing activities
   2,104
42,008



Net (decrease) increase in cash
(1)
270
Cash at beginning of period
   102
820
Cash at end of period
   $101
$1,090




See accompanying notes.




WASTE CONNECTIONS, INC. AND PREDECESSORS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

BASIS OF PRESENTATION

The accompanying statements of operations and cash flows relate to Waste Connections, Inc. and its subsidiaries (the "Company") for the three and nine-month periods ended September 30, 1998 and to its predecessors combined for the three and nine-month periods ended September 30, 1997. The consolidated financial statements of the Company include the accounts of Waste Connections, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

The Company's consolidated balance sheet as of September 30, 1998, the consolidated statements of operations for the three and nine months ended September 30, 1998 and 1997, and the consolidated statements of cash flows for the nine months ended September 30, 1998 and 1997 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented. The consolidated financial statements presented herein should be read in conjunction with the Company's audited and unaudited consolidated financial statements as part of the Company's registration statement filed on Form S-4 on November 9, 1998 (the `Registration Statement').

The entities the Company acquired in September 1997 from Browning
Ferris Industries (BFI) are collectively referred to herein as the Company's "Predecessors Combined". BFI acquired the predecessor operations at various times during 1995 and 1996, and prior to being acquired by BFI, the Predecessors Combined operated as separate stand-alone businesses.

Property and Equipment

Capitalized landfill costs include expenditures for land and related airspace, permitting costs and preparation costs. Landfill permitting and preparation costs represent only direct costs related to these activities, including legal, engineering and construction. Interest is capitalized on landfill permitting and construction projects and other projects under development while the assets are undergoing activities to ready them for their intended use. The interest capitalization rate is based on the Company's weighted average cost of indebtedness. No interest was capitalized during the nine months ended September 1998. Landfill permitting, acquisition and preparation costs, excluding the estimated residual value of land, are amortized as permitted airspace of the landfill is consumed. Landfill preparation costs include the costs of construction associated with excavation, liners, site berms and the installation of leak detection and leachate collection systems. In determining the amortization rate for a landfill, preparation costs include the total estimated costs to complete construction of the landfill's permitted capacity. Units-of-production amortization rates are determined annually for the Company's operating landfills. The rates are based on estimates provided by the Company's outside engineers and consider the information provided by surveys which are performed at least annually.

WASTE CONNECTIONS, INC. AND PREDECESSORS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Closure and Post-Closure Costs

The Company does not accrue for closure and post-closure costs related to the Fairmead Landfill it operates in Madera County, California. Madera County, as required by state law, has
established a special fund to pay such liabilities.   On June 5,
1998, the Company acquired the stock of Red Carpet Landfill, Inc. in Oklahoma. Red Carpet is engaged in landfilling of municipal solid waste and other acceptable waste streams in Major County, Oklahoma. As a result of the acquisition, the Company is required to accrue for closure and post-closure costs related to the landfill. Accrued closure and post-closure costs include the current and non-current portion of accruals associated with obligations for closure and post-closure of the landfill. The Company, based on input from its outside engineers, estimates its future closure and post-closure monitoring and maintenance costs for solid waste landfills based on its interpretation of the technical standards of the U.S. Environmental Protection Agency's Subtitle D regulations and the air emissions standards under the Clean Air Act as they are being applied on a state-by-state basis. Closure and post-closure monitoring and maintenance costs represent the costs related to cash expenditures yet to be incurred when a landfill facility ceases to accept waste and closes. Accruals for closure and post-closure monitoring and maintenance requirements in the U.S. consider final capping of the site, site inspection, groundwater monitoring, leachate management, methane gas control and recovery, and operation and maintenance costs to be incurred during the period after the facility closes. Certain of these environmental costs, principally capping and methane gas control costs, are also incurred during the operating life of the site in accordance with the landfill operation requirements of Subtitle D and the air emissions standards. Reviews of the future requirements for closure and post-closure monitoring and maintenance costs for the Company's operating landfills are performed by the Company's engineers at least annually and are the basis upon which the Company's estimates of these future costs and the related accrual rates are revised. The Company provides accruals for these estimated costs as the remaining permitted airspace of such facilities is consumed. The states in which the Company operates its landfills require a specified portion of these accrued closure and post-closure obligations to be funded at any point in time.

2.	Long Term Debt

On May 28, 1998, the Company entered into a new revolving credit facility with a syndicate of banks for which BankBoston N.A. acts as agent (the "Credit Facility"). The maximum amount available under the Credit Facility is $60 million (including stand-by letters of credit) and the borrowings bear interest at various fixed and/or variable rates at the Company's option (approximately 6.8% as of September 30, 1998). The Credit Facility replaced an existing revolving credit facility. The Credit Facility allows for the Company to issue up to $5 million in stand-by letters of credit. The Credit Facility requires quarterly payments of interest and it matures in May 2001. Borrowings under the Credit Facility are secured by virtually all of the Company's assets. The Credit Facility requires the Company to pay an annual commitment fee equal to 0.375% of the unused portion of the Credit Facility. The Credit Facility places certain business, financial and operating restrictions on the Company relating to, among other things the incurrance of additional indebtedness, investments, acquisitions, asset sales, mergers, dividends, distributions and repurchases and redemption of capital stock. The Credit Facility also requires that specified financial ratios and balances be maintained.

Madera Pollution Control Bond Financing

 On June 16, 1998, the Company completed a $1.8 million tax-exempt bond financing for its Madera subsidiary. These funds will be used for specified capital expenditures and improvements, including installation of a landfill gas recovery system. The bonds issued mature on May 1, 2016 and bear interest at variable rates based on market conditions for California tax exempt bonds. The bonds are backed by a letter of credit for $1.8 million issued by BankBoston N.A. under the Credit Facility. Funds from the bond offering are held by a trustee until the capital expenditures are completed. The unused funds are classified as restricted cash and included in other assets on the accompanying consolidated balance sheet. The capital expenditures funded by the bonds are expected to be substantially completed by December 31, 1998.

WASTE CONNECTIONS, INC. AND PREDECESSORS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.	ACQUISITIONS

For the nine months ended September 30, 1998, the Company acquired 29 solid waste collection businesses that were accounted for using the purchase method of accounting. The aggregate consideration for these acquisitions was approximately $ 70.7 million consisting of $ 45.5 million in cash and seller notes and $25.2 million in stock. The purchase prices have been allocated to the tangible assets acquired based on fair values at the dates of acquisition, with the residual amounts allocated to identified intangibles, primarily goodwill.

The following pro forma information shows the results of the Company's operations as though its significant acquisitions (Madera Disposal Systems, Inc., Arrow Sanitary Service, Inc. and Shrader Refuse and Recycling Service Company) and a majority of its individually insignificant acquisitions had occurred as of January 1, 1997 (in thousands, except share and per share data):

	Nine Months Ended

September
30, 1997
September
30, 1998



Revenue
$33,826
$46,257
Net income before extraordinary item
53
1,461
Net income
53
646
Pro forma basic income per share of
common stock

$.10
Pro forma diluted income per share
of common stock

$.08
Basic common shares outstanding

6,753,845
Dilutive common shares outstanding

8,158,681

The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions taken place as of January 1, 1997 or the results of future operations of the Company. Furthermore, the pro forma results do not give effect to all cost savings or incremental costs that may occur as a result of the integration and consolidation of the acquisitions.

4. Earnings Per Share Calculation

The following table sets forth the numerator and denominator used in the computation of earnings per common share:

Three months
ended
September 30,
1998
Nine months
ended
September
30, 1998
Numerator:


Income before extraordinary
item
$1,042,000
$1,617,000
Redeemable convertible
preferred stock
     accretion


-

(917,000)
Income applicable to common
stockholders
     before extraordinary
item

1,042,000

700,000
Extraordinary item

-
(815,000)
Net income (loss) applicable
to common stockholders
$1,042,000
$(115,000)



Denominator:


Denominator for basic
earnings per
     common share-weighted
average

8,898,216

5,476,532
Conversion of Madera's
redeemable
     common stock
Dilutive effect of redeemable
stock, stock options and
warrants

-

1,907,942

377,290

1,584,836
Denominator for diluted
earnings per common share-
adjusted weighted average
shares and assumed
conversions



10,806,158


    7,438,658

WASTE CONNECTIONS, INC. AND PREDECESSORS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the nine months ended September 30, 1998, outstanding options to purchase 130,750 shares of common stock (with exercise prices ranging from $15.19 to $22.13) and outstanding warrants to purchase 49,622 shares of common stock (with exercise prices ranging from $15.19 to $22.13) could potentially dilute basic earnings per share in the future and have not been included in the computation of diluted net loss per share because to do so would have been antidilutive for the periods presented.

5. Subsequent Events

On October 15, 1998, the Company acquired the stock of R&N, LLC, which provides solid waste collection and transportation services to approximately 4,450 customers in southwestern Idaho.

On October 22, 1998, the Company entered into a merger agreement with Murrey's Disposal Company, Inc., American Disposal Company, Inc., D.M. Disposal Co., Inc., and Tacoma Recycling Company, Inc. (together, the "Murrey Companies") under which the Murrey Companies would become wholly owned subsidiaries of the Company. The Murrey Companies, with approximately $35 million in annual revenue, provide solid waste services to more than 65,000 customers in the Seattle-Tacoma, Washington area. The merger is subject to several conditions, including the approval of the Company's stockholders. If these conditions are satisfied, the Company expects to consummate the merger in December 1998.

On October 30, 1998, the Company entered into an agreement to purchase the stock of Columbia Sanitary Services, Inc., and Moreland Sanitary Service, Inc., which provide solid waste collection services to approximately 4,000 customers in Portland, Oregon and surrounding areas. The acquisition is contingent on satisfaction of several conditions. If these conditions are satisfied, the Company expects the acquisition to be consummated before the end of 1998.

WASTE CONNECTIONS, INC. AND PREDECESSORS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included elsewhere herein.

FORWARD LOOKING STATEMENTS

Certain statements included in this Quarterly Report on Form 10-Q, including, without limitation, information appearing under
Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934) that involve risks and uncertainties. Factors set forth under the caption "Risk Factors" in the Company's Registration Statement could affect the Company's actual results and could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company in this Quarterly Report on Form 10-Q.

OVERVIEW

 Waste Connections, Inc. is a regional, integrated solid waste services company that provides solid waste collection, transfer, disposal and recycling services in secondary markets of the Western U.S. As of September 30, 1998, the Company served more than 200,000 commercial, industrial and residential customers in Washington, Oregon, Nebraska, California, Idaho, Wyoming, Utah, Oklahoma and South Dakota. The Company currently owns twenty-three collection operations and operates or owns ten transfer stations, two Subtitle D landfills and three recycling facilities.

The Company generally intends to pursue an acquisition-based growth strategy and, as of September 30, 1998 had acquired 31 companies since its inception in September 1997. All of these acquisitions were accounted for under the purchase method of accounting. Accordingly, the results of operations of these acquired businesses have been included in the Company's financial statements only from the respective dates of acquisition. The Company anticipates that a substantial part of its future growth will come from acquiring additional solid waste collection, transfer and disposal businesses and, therefore, it is expected that additional acquisitions could continue to affect period-to-period comparisons of the Company's operating results.

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

WASTE CONNECTIONS, INC. AND PREDECESSORS


Revenues. Total revenues increased $10.5 million, or 165.8%, to $16.8 million for the three months ended September 30, 1998 from $6.3 million for the three months ended September 30, 1997. Revenues for the nine months ended September 30, 1998 increased $17.2 million, or 95.1%, to $35.3 million from $18.1 million for the nine months ended September 30, 1997. The increase was primarily attributable to the inclusion of the acquisitions closed since the beginning of 1998 ($9.6 million) and growth in the base business ($907,000).

Cost of Operations. Total cost of operations increased $6.2 million, or 125.2%, to $11.2 million for the three months ended September 30, 1998 from $5.0 million for the three months ended September 30, 1997. Cost of operations for the nine months ended September 30, 1998 increased $9.3 million, or 62.7%, to $24.0 million in 1998 from $14.8 million for the nine months ended September 30, 1997. The increase was primarily attributable to acquisitions closed since the beginning of 1998 and a decline in expenses in the core business as a result of cost reduction measures.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1998, the Company had a working capital deficit of $1.5 million, including cash and cash equivalents of $1.0 million. The Company's strategy in managing its working capital is generally to apply the cash generated from its operations that remains available after satisfying its working capital and capital expenditure requirements to reduce its indebtedness under its bank revolving credit facility and to minimize its cash balances.

The Company has a $60 million revolving credit facility with a syndicate of banks for which BankBoston, N.A. acts as agent, which is secured by virtually all assets of the Company, including the Company's interest in the equity securities of its subsidiaries. The credit facility matures in 2001 and bears interest at a rate per annum equal to, at the Company's discretion, either: (i) the BankBoston Base Rate; or (ii) the Eurodollar Rate plus applicable margin. The credit facility requires the Company to maintain certain financial ratios and satisfy other predetermined requirements, such as minimum net worth, net income and limits on capital expenditures. It also requires the lenders' approval of acquisitions in certain circumstances. As of September 30, 1998, an aggregate of approximately $37.6 million was outstanding under the Company's credit facility, and the interest rate on outstanding borrowings under the credit facility was approximately 6.8%

For the nine months ended September 30, 1998, net cash provided by operations was approximately $4.4 million of which $3.5 million was provided by operating results for the period exclusive of non-cash charges and $839,000 was provided by a decrease in working capital (net of acquisitions) for the period.

For the nine months ended September 30, 1998, net cash used by investing activities was $46.1 million. Of this, $44.2 million was used to fund the cash portion of acquisitions. The remaining cash uses were investments in management information systems, trucks and containers.

For the nine months ended September 30, 1998, net cash provided by financing activities was $42.0 million, which was provided by net borrowings under the Company's various debt arrangements and $23.5 million in proceeds from the sale of common stock in an initial public offering.

Capital expenditures for 1998 are currently expected to be approximately $5.6 million. On June 16, 1998, Madera completed a $1.8 million bond financing for certain capital expenditures that were contingent on the financing. These expenditures are expected to be substantially completed in 1998. On June 11, 1998, the Company won an additional contract to provide services to the city of Vancouver, which will require approximately $1.6 million of additional capital expenditures. These expenditures, coupled with the capital expenditures required for the acquisitions completed since the Company's initial public offering, have increased the estimated capital expenditures for 1998 to approximately $5.6 million. The Company intends to fund its remaining planned 1998 capital expenditures principally through internally generated funds, and borrowings under its existing credit facility. The Company intends to fund its future acquisitions and capital requirements through additional borrowings under its credit facility and funds raised from sale of the Company's common stock.

WASTE CONNECTIONS, INC. AND PREDECESSORS


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There is no current proceeding or litigation involving the Company that the Company believes will have a material adverse impact on the Company's business, financial condition, results of operations or cash flows.

ITEM 2. CHANGES IN SECURITIES

Changes in Rights and Classes of Stock

Upon the initial public offering of the Company's common stock, all of the Company's redeemable convertible preferred stock and redeemable common stock were converted to common stock on a one for one basis.

Sales of Unregistered Securities

On July 31, 1998, the Company issued 146,608 shares of Common
Stock to the shareholders of Shrader Refuse and Recycling Service
Company ("Shrader") at a price of $20.4625 per share in connection with the merger of a wholly owned subsidiary of the Company into Shrader. Such shares were issued pursuant to Regulation D under the Securities Act.

On August 3, 1998, the Company issued 51,746 shares of Common Stock to the shareholders of J&J Sanitation, Inc., and Big Red Roll Off, Inc., at a price of $19.325 per share, in connection with the Company's acquisition of the stock of those companies. Such shares were issued pursuant to Regulation D under the Securities Act.

On August 21, 1998, the Company issued 6,974 shares of Common
Stock to the shareholders of Contractor's Waste, Inc., at a price of $22.225 per share, in connection with the Company's acquisition of certain assets of that company. Such shares were issued pursuant to Regulation D under the Securities Act.

On September 9, 1998, the Company issued 6,510 shares of Common Stock to the shareholders of Youngclaus Enterprises at a price of $21.35 per share in connection with the acquisition of the stock of that company. Such shares were issued pursuant to Regulation D under the Securities Act.


WASTE CONNECTIONS, INC. AND PREDECESSORS


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

27  Financial Data Schedule

(b)      Reports on Form 8-K:

On July 1, 1998, the Company filed a Form 8-K describing its acquisition on June 17, 1998, of the stock of Arrow Sanitary Service, Inc., an Oregon corporation doing business as "Oregon Paper Fiber" ("OPF"). OPF is engaged in the collection, transportation and handling of solid waste and recyclables in Clark County, Washington and Multnomah and Clackamas Counties, Oregon. Certain financial statements of OPF and certain proforma financial data were not then available and therefore were not included. The Company filed an amended Form 8-KA on July 16, 1998, to include the financial statements and proforma financial information. The 8-K Report filed on July 1, 1998, also disclosed that on June 25, 1998, WCI acquired the stock of Curry Transfer and Recycling ("Curry") and Oregon Waste Technology ("OWT") and certain real estate located in Curry County, Oregon and used in those businesses. Curry and OWT are Oregon corporations engaged primarily in the collection and transportation of solid waste and recyclables in Brookings, Goldbeach and Port Orford, Oregon and the unincorporated areas of Curry and Lane Counties, Oregon.

On August 11, 1998, the Company filed a Form 8-K describing the merger of a wholly owned subsidiary of the Company on July 31, 1998, into Shrader Refuse and Recycling Service Company, a Nebraska corporation ("Shrader"), and Shrader's acquisition of certain real estate located in Lincoln and Papillion, Nebraska and used in Shrader's business. Shrader is engaged in the collection, transportation and handling of solid waste and recyclables in eastern Nebraska. Certain financial statements of Shrader and certain proforma financial data were not then available and therefore were not included. The Company filed an amended Form 8-KA on September 11, 1998, to include the financial statements and proforma financial information.





















WASTE CONNECTIONS, INC. AND PREDECESSORS



		SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


	WASTE CONNECTIONS, INC.


	BY:	/s/ Ronald J. Mittelstaedt	Date:  November 13, 1998
		Ronald J. Mittelstaedt,
		President and Chief Executive Officer


	BY:	/s/ Steven F. Bouck		Date:  November 13, 1998
		Steven F. Bouck,
		Vice President and Chief  Financial Officer



WASTE CONNECTIONS, INC. AND PREDECESSORS


FORM 10-Q
INDEX TO EXHIBITS



27  Financial Data Schedule

EXHIBIT 27
FINANCIAL DATA SCHEDULE



This exhibit contains summary financial information extracted from the September 30, 1998 Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Operations for the nine-month period ended September 30, 1998, and is qualified in its entirety by reference to such financial statements and the footnotes thereto.

ARTICLE	5
NAME	Waste Connections, Inc.
MULTIPLIER	1000

PERIOD-TYPE	9-MOS
FISCAL-YEAR-END	DEC-31-1998
PERIOD-START	DEC-31-1998
PERIOD-END	SEP-30-1998
CASH	1,090
SECURITIES	0
RECEIVABLES	9,046
ALLOWANCES	390
INVENTORY	0
CURRENT-ASSETS	10,909
PP&E		20,622
DEPRECIATION	2,184
TOTAL-ASSETS	114,495
CURRENT-LIABILITIES	12,391
BONDS	40,404
PREFERRED-MANDATORY	0
PREFERRED	0
COMMON	92
OTHER-SE	59,822
TOTAL-LIABILITY-AND-EQUITY	114,495
SALES	0
TOTAL-REVENUES	35,336
CGS	0
TOTAL-COSTS	24,007
OTHER-EXPENSES	6,772
LOSS-PROVISION	0
INTEREST-EXPENSE	1,427
INCOME-PRETAX	3,130
INCOME-TAX	1,513
INCOME-CONTINUING	1,617
DISCONTINUED	0
EXTRAORDINARY	(815)
CHANGES	0
NET-INCOME	802
EPS-BASIC	(.02)
EPS-DILUTED	(.02)



17

25