Form 10-Q/A
period 1998-09-30
WASTE CONNECTIONS INC/DE
filed 1999-01-13
CIK 1057058

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

YEAR 2000 ISSUES

The Company will need to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and afterwards. The Company expects to complete those modifications and upgrades during 1999, at a total cost of approximately $100,000. The Company has spent part of its Year 2000 budget on replacing its billing systems in Maltby and Vancouver, Washington. Because its operations rely primarily on mechanical systems such as trucks to collect solid waste, the Company does not expect its operations to be significantly affected by Year 2000 issues. The Company's customers may need to make Year 2000 modifications to software and hardware that they use to generate records, bills and payments relating to the Company. The Company does not rely on vendors on a routine basis except for providers of disposal services. The Company brings waste to a site and is normally billed based on tonnage received. The Company believes that if its disposal vendors encounter Year 2000 problems, they will convert to manual billing based on scale recordings until they resolve those issues.

In assessing the Company's exposure to Year 2000 issues, management believes its biggest challenges lie in the following areas: Year
2000 issues at the Company's banks, large (typically municipal) customers, and acquired businesses between the time the Company acquires them and the time it implements its own systems. The
Company is obtaining Year 2000 compliance certifications from its vendors, banks and customers. If the Company and its vendors, banks and customers do not complete the required Year 2000 modifications on time, the Year 2000 issue could materially affect its operations.
The Company believes, however, that in the most reasonably likely worst case, the effects of Year 2000 issues on its operations would be brief and small relative to its overall operations. The Company has not made a contingency plan to minimize operational problems if it and its vendors, banks and customers do not timely complete all required Year 2000 modifications.

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





















WASTE CONNECTIONS, INC. AND PREDECESSORS



		SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its report to be signed on its behalf by the undersigned thereto duly authorized.


	WASTE CONNECTIONS, INC.


	BY:	/s/ Ronald J. Mittelstaedt	Date:  January 13, 1999
		Ronald J. Mittelstaedt,
		President and Chief Executive Officer


	BY:	/s/ Steven F. Bouck		Date:  January 13, 1999
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


CSR\01024238v1