Form 10-K
period 1998-12-31
WASTE CONNECTIONS INC/DE
filed 1999-03-29
CIK 1057058

================================================================================




                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ___________ to ___________

                           Commission File No. 0-28652

                             WASTE CONNECTIONS, INC.
             (Exact name of registrant as specified in its charter)

                               Delaware 13-3858494
          (State or other jurisdiction (I.R.S. Employer Identification)
                        of incorporation or organization)

            2260 Douglas Blvd.
               Suite 280
          Roseville, California                              95661
   (Address of principal executive offices)                (Zip Code)

                                 (916) 772-2221
                       (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                  Common Stock, par value $.01 per share
                                (Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
        Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        Aggregate market value of voting stock held by non-affiliates of registrant as of March 25, 1999: $286,726,482

        Number of shares of Common Stock outstanding as of March 25, 1999:
        16,985,539

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

================================================================================

================================================================================


                             WASTE CONNECTIONS, INC.
                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

      Item No.                                                       Page
      PART I                                                           3
           1.   BUSINESS                                               3
           2.   PROPERTIES                                            20
           3.   LEGAL PROCEEDINGS                                     20
           4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                HOLDERS                                               20

      PART II                                                         22
           5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
                RELATED STOCKHOLDER MATTERS.                          22
           6.   SELECTED HISTORICAL AND SUPPLEMENTAL FINANCIAL
                AND OPERATING DATA                                    23
           7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS                   28
          7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE
                ABOUT MARKET RISK                                     38
           8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA           38
           9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE                   38

      PART III                                                        38

      PART IV                                                         38
           14.  EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS
                ON FORM 8-K                                           38

      SIGNATURES                                                      41

      EXHIBIT INDEX                                                   43



================================================================================

                                     PART I

Forward Looking Statements

        Certain information contained in this Annual Report on Form 10-K, including, without limitation, information appearing under Item 1, "Business," and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," includes forward-looking statements that involve risks and uncertainties. Factors that appear with the forward-looking statements, or in Waste Connections' other Securities and Exchange Commission filings, could affect our actual results and could cause our actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, Waste Connections in this Annual Report on Form 10-K.


ITEM 1.   BUSINESS

General

        Waste Connections is a regional, integrated solid waste services company that provides solid waste collection, transfer, disposal and recycling services in secondary markets of the Western U.S. We currently own and operate 32 collection operations, nine transfer stations and two Subtitle D landfills and operate an additional seven transfer stations, two Subtitle D landfill and seven recycling facilities. As of March 15, 1999, we served more than 300,000 commercial, industrial and residential customers in ten states: California, Idaho, Kansas, Nebraska, Oklahoma, Oregon, South Dakota, Utah, Washington, and Wyoming. Approximately 75% of our revenues are derived from exclusive arrangements.

        Waste Connections was formed in September 1997 to build a leading solid waste services company in the secondary markets of the Western U.S. We have targeted these markets because we believe that: (1) a large number of independent solid waste services companies suitable for acquisition by us are located in these markets; (2) there is less competition in these markets from larger, better-capitalized solid waste services companies; and (3) these markets have strong projected economic and population growth rates. In addition, our senior management team has extensive experience in acquiring, integrating and operating solid waste services businesses in the Western U.S.

        We have developed a two-pronged strategy tailored to the competitive and regulatory factors that affect our markets. In the markets where waste collection services are performed under exclusive arrangements, we generally focus on controlling the solid waste stream by providing collection services under such arrangements. In markets where we believe that competitive and regulatory factors make owning landfills advantageous, we generally focus on providing integrated services, from collection through disposal of solid waste in landfills that we own or operate.

        Acquisitions have been and are expected to continue to be a principal component of our growth strategy. From our initial public offering in May 1998 to March 15, 1999, we acquired 40 solid waste services businesses, including 24 collection operations, two Subtitle D landfills, 14 transfer stations and six recycling facilities. These acquisitions took Waste Connections into seven new markets in five additional states: Kansas, Nebraska, Oklahoma, Oregon and Utah. Generating internal growth and securing additional exclusive arrangements are also important components of our growth strategy.

Recent Developments

        On February 25, 1999, we announced the simultaneous purchase and sale of certain solid waste services assets with Allied Waste Industries, Inc. The transactions include customer contracts, equipment and facilities and represent approximately $7 million in acquired revenues to each party. We sold our collection operations in Issaquah, Washington and Maltby, Washington in exchange for Allied's collection and transfer operations in Norfolk, Nebraska, Fremont, Nebraska and its landfill operating contract in Columbus, Nebraska.

        On February 16, 1999, we announced that we had signed a definitive agreement to acquire Columbia Resource Co., L.P. and Finley Buttes L.P. Columbia Resource Co. operates two transfer stations in Clark County Washington. Finley Buttes is one of the largest regional landfills in the Pacific Northwest, with over 200 years of capacity at current rates. Combined annual revenue of the two operations is approximately $23 million. The transaction is structured as all cash for stock purchase, however, terms of the transaction have not been disclosed. Closing is subject to usual and customary closing conditions, including local governmental approval.

        On February 4, 1999 we consummated a secondary public offering of approximately four million shares of Common Stock priced at $17.50 per share. Substantially all of the proceeds were used for the payment of debt associated with our acquisition program.

        On January 19, 1999, four wholly owned subsidiaries of Waste Connections merged into Murrey's Disposal Company, Inc., American Disposal Company, Inc., D.M. Disposal Co., Inc. and Tacoma Recycling Company, Inc. (together, the "Murrey Companies"), and the Murrey Companies became wholly owned subsidiaries of Waste Connections. The Murrey Companies had revenues for the year ended December 31, 1998 of approximately $28.9 million, of which more than 75% were derived from services provided under exclusive arrangements. The Murrey Companies, which provide solid waste services to more than 65,000 customers in the Seattle-Tacoma, Washington area, own and operate five collection operations and one transfer station and operate two transfer stations and two recycling facilities. The aggregate consideration paid by Waste Connections to the shareholders of the Murrey Companies was 2,888,880 shares of Common Stock. The mergers were accounted for as poolings-of-interests.

        On January 8, 1999, a wholly owned subsidiary of Waste Connections merged into Roche & Sons, Inc. As a result of this merger, Roche & Sons, Inc. became a wholly owned subsidiary of Waste Connections that provides solid waste services to approximately 6,000 customers in central Utah. This merger was accounted for as a pooling of interests.

        Unless otherwise noted, all descriptions of Waste Connections' business in this Annual Report on Form 10-K are as of March 15, 1998.


Industry Background

        According to Waste Age, an industry trade publication, the U.S. solid waste services industry generated estimated revenues of $36.9 billion in 1997. The solid waste services industry has undergone significant consolidation and integration since 1990. We believe that, particularly in the Western U.S., the following factors have primarily caused the consolidation and integration of the waste services industry:

- Increased Impact of Regulations. Stringent industry regulations, such as the Subtitle D regulations, have caused operating and capital costs to rise and have accelerated consolidation and acquisition activities in the solid waste collection and disposal industry. Many smaller industry participants have found these costs difficult to bear and have decided to either close their operations or sell them to larger operators. In addition, Subtitle D requires more stringent engineering of solid waste landfills, and mandates liner systems, leachate collection, treatment and monitoring systems and gas collection and monitoring systems. These ongoing costs are combined with increased financial reserve requirements for solid waste landfill operators relating to closure and post-closure monitoring. As a result, the number of solid waste landfills is declining while the average size is increasing.

-                 Increased Integration of Collection and Disposal Operations.
        In certain markets, competitive pressures are forcing operators to become more efficient by establishing an integrated network of solid waste collection operations and transfer stations, through which they secure solid waste streams for disposal. Operators have adopted a variety of disposal strategies, including owning landfills, establishing strategic relationships to secure access to landfills and to capture significant waste stream volumes to gain leverage in negotiating lower landfill fees, and securing long-term, most-favored-pricing contracts with high capacity landfills.

- Pursuit of Economies of Scale. Larger operators achieve economies of scale by vertically integrating their operations or by spreading their facility, asset and management infrastructure over larger volumes. Larger solid waste collection and disposal companies have become more cost-effective and competitive by controlling a larger waste stream and by gaining access to significant financial resources to make acquisitions.

- Regulatory Framework in the Western U.S. In the Western U.S., waste collection services are provided largely under three types of contractual arrangements: certificates or permits, franchise agreements and municipal contracts. Certificates or permits, such as governmental certificates awarded to waste collection service providers in unincorporated areas and electing municipalities of Washington by the Washington Utilities and Transportation Commission (the "WUTC"), typically grant the certificate holder the exclusive and perpetual right to provide specific residential, commercial and industrial waste services in a territory at specified rates. See "G certificates" below. Franchise agreements typically provide an exclusive service period of five to ten years or longer and specify the service territory, a broad range of services to be provided, and rates for the services. They also often give the service provider a right of first refusal to extend the term of the agreement. Municipal contracts typically provide a shorter service period and a more limited scope of services than franchise agreements and generally require competitive bidding at the end of the contract term. Unless customers within the areas covered by certain governmental certificates, franchise agreements and municipal contracts elect not to receive any waste collection services, they are required to pay collection fees to the company providing these services in their area. These exclusive rights and contractual arrangements create barriers to entry that can be overcome primarily through acquisitions of companies with such exclusive rights or contractual arrangements.

        Despite the ongoing consolidation, the solid waste services industry remains primarily regional in nature and highly fragmented. Based on published industry sources, approximately 27% of the total revenues of the U.S. solid waste industry is accounted for by more than 5,000 private, predominantly small, collection and disposal businesses, approximately 41% by publicly traded solid waste companies and approximately 32% by municipal governments that provide collection and disposal services. We expect the current consolidation trends in the solid waste industry to continue, because many independent landfill and collection operators lack the capital resources, management skills and technical expertise necessary to comply with stringent environmental and other governmental regulations and to compete with larger, more efficient, integrated operators. In addition, many independent operators may wish to sell their businesses to achieve liquidity in their personal finances or as part of their estate planning. We believe that the fragmented nature of the industry offers significant consolidation and growth opportunities, especially in secondary markets of the Western U.S., for companies with disciplined acquisition programs, decentralized operating strategies and access to financial resources.

Strategy

        Our objective is to build a leading integrated solid waste services company in secondary markets of the Western U.S. We have developed a two-pronged strategy tailored to the competitive and regulatory factors that affect our markets.

        First, in markets where waste collection services are provided under exclusive arrangements, or where waste disposal is municipally funded or available from multiple municipal sources, we believe that controlling the waste stream by providing collection services under exclusive arrangements is often more important to our growth and profitability than owning or operating landfills. In addition, regulations in some Western U.S. markets dictate the disposal facility to be used. The large size of many western states increases the cost of interstate and long haul disposal, heightening the effects of regulations that direct waste disposal, which may make it more difficult for a landfill to obtain the disposal volume necessary to operate profitably. In markets with these characteristics, we believe that landfill ownership or vertical integration is not critical to our success.

        Second, in markets where we believe that owning landfills is a strategic element to a collection operation because of competitive and regulatory factors, we generally focus on providing integrated services, from collection through disposal of solid waste in landfills that we own or operate.

GROWTH STRATEGY

- Expansion Through Acquisitions. We intend to expand significantly the scope of our operations by continuing to acquire solid waste operations in new markets and in existing or adjacent markets that are combined with or "tuck in" to existing operations.

        We intend to expand into new geographic regions by entering these markets through acquisitions. We use an initial acquisition in a new market as an operating base. Then we seek to strengthen the acquired operation's presence in that market by providing additional services, adding new customers and making "tuck-in" acquisitions. We next seek to broaden our regional presence by adding additional operations in markets adjacent to the new location. We are currently examining opportunities in states other than those in which we currently operate and are assessing potential acquisitions of solid waste operations in Colorado, Montana and Texas.

       We believe that many "tuck-in" acquisition opportunities exist within our current and targeted market areas. For example, we have identified more than 300 independent entities that provide collection and disposal services in the states where we currently operate. We believe that throughout the Western U.S., many independent entities are suitable for acquisition by Waste Connections and provide opportunities to increase our market share and route density.

- Exclusive Arrangements. We derive a significant portion of our revenues from arrangements, including franchise agreements, municipal contracts and governmental certificates, under which we are the exclusive service provider in a specified market. We intend to devote significant resources to securing additional franchise agreements and municipal contracts through competitive bidding and additional governmental certificates by acquiring other companies. In bidding for franchises and municipal contracts and evaluating acquisition candidates holding governmental certificates, our management team draws on its experience in the waste industry and its knowledge of local service areas in existing and target markets. Our district managers maintain relationships with local governmental officials within their service areas, and sales representatives may be assigned to cover specific municipalities. These personnel focus on maintaining, renewing and renegotiating existing franchise agreements and municipal contracts and on securing additional agreements and contracts.

- Internal Growth. To generate continued internal growth, we will focus on increasing market penetration in our current and adjacent markets, soliciting new commercial, industrial, and residential customers in markets where such customers may elect whether or not to receive waste collection services, marketing upgraded or additional services (such as compaction or automated collection) to existing customers and, where appropriate, raising prices. Where possible, we intend to leverage our franchise-based platforms to expand our customer base beyond our exclusive market territories. As customers are added in existing markets, our revenue per routed truck increases, which generally increases our collection efficiencies and profitability. In markets in which we have exclusive contracts, franchises and certificates, we expect internal volume growth generally to track population and business growth. Transfer stations are also an important part of our internal growth strategy. They extend our direct-haul reach and link disparate collection operations with disposal capacity that we own, operate or contract. We currently own and/or operate 16 transfer stations. By operating transfer stations, we also engage in direct communications with municipalities and private operators that deliver waste to our transfer stations. This positions us to gain additional business in our markets if a municipality privatizes any solid waste operations it owns or rebids existing contracts, and it increases our opportunities to acquire other private collection operations that use the transfer stations.

OPERATING STRATEGY

- Decentralized Operations. We manage our operations on a decentralized basis. This places decision-making authority close to the customer, enabling us to identify customers' needs quickly and to address those needs in a cost-effective manner. We believe that decentralization provides a low-overhead, highly efficient operational structure that allows us to expand into geographically contiguous markets and operate in relatively small communities that larger competitors may not find attractive. We believe that this structure gives us a strategic competitive advantage, given the relatively rural nature of much of the Western U.S., and makes us an attractive buyer to many potential acquisition candidates. We currently deliver our services from 32 operating locations serving 12 market areas, or districts. Each district has a district manager, who has autonomous service and decision-making authority for that district and is responsible for maintaining service quality, promoting safety in the district's operations, implementing marketing programs, and overseeing day-to-day operations, including contract administration. District managers also help identify acquisition candidates and are responsible for integrating them into our operations and obtaining the permits and other governmental approvals required for us to operate the acquired business.



- Operating Enhancements. We develop company-wide operating standards, which are tailored for each of our markets based on industry standards and local conditions. Using these standards, we track collection and disposal routing efficiency and equipment utilization. We also implement cost controls and employee training and safety procedures, and establish a sales and marketing plan for each market. We have installed a wide area network, implemented advanced management information systems and financial controls, and consolidated accounting, insurance and employee benefit functions, customer service, productivity reporting and dispatching systems. While district management operates with a high degree of autonomy, our senior officers monitor district operations and require adherence to Waste Connections' accounting, purchasing, marketing and internal control policies, particularly with respect to financial matters. Our executive officers regularly review the performance of district managers and operations. We believe that by establishing operating standards, closely monitoring performance and streamlining certain administrative functions, we can improve the profitability of existing operations.

        To improve an acquired business' operational productivity, administrative efficiency and profitability, we apply the same operating standards, information systems and financial controls to acquired businesses as our existing operations employ. Moreover, if we can internalize the waste stream of acquired operations, we can further increase operating efficiencies and improve capital utilization. Where not restricted by exclusive agreements, contracts, permits or certificates, we also solicit new commercial, industrial and residential customers in areas within and surrounding the markets served by acquired collection operations, to further improve operating efficiencies and increase the volume of solid waste collected by the acquired operations.


Acquisition Program

        Waste Connections currently operates in ten states in the Western U.S. We focus our acquisition efforts on markets in the Western U.S. that generally exhibit the characteristics listed below, which we believe provide significant growth opportunities for a well-capitalized market entrant and create economic and operational barriers to entry by new competitors.

        - A potential market revenue base of at least $15 million, usually in market areas with a geographically dispersed population of 75,000 or less;

        -       A fragmented market with additional acquisition candidates;

        -       The opportunity to acquire a significant market share;

        -       Strong projected economic or population growth rates;

        - The availability of adequate disposal capacity, through acquisition or agreements with third parties; and

        -       A favorable regulatory environment.

        We believe that our experienced management, decentralized operating strategy, financial strength, size and public company status make us an attractive buyer to certain solid waste collection and disposal acquisition candidates. We have developed a set of financial, geographic and management criteria to evaluate specific acquisition candidates. The factors that we consider in evaluating an acquisition candidate include:

        -       The candidate's historical and projected financial performance;

        - The return on capital invested in a candidate, its margins and capital requirements and its impact on our earnings;

        - The experience and reputation of the candidate's management and customer service providers, their relationships with local communities and their willingness to continue as employees of Waste Connections;

        - The composition and size of the candidate's customer base and whether the customer base is served under franchise agreements, municipal contracts, governmental certificates or other exclusive arrangements;

        - Whether the geographic location of the candidate will enhance or expand our market area or ability to attract other acquisition candidates;

        - Whether the acquisition will increase our market share or help protect our existing customer base;

        - Any potential synergies that may be gained by combining the candidate with our existing operations; and

        -       The liabilities of the candidate.

        Before completing an acquisition, we perform extensive environmental, operational, engineering, legal, human resources and financial due diligence. Our management evaluates and approves all acquisitions. Ronald J. Mittelstaedt, President, Chief Executive Officer and Chairman of the Board, is authorized to approve acquisitions for consideration of up to $1 million; the Executive Committee of the Board of Directors must approve all other acquisitions. We seek to integrate each acquired business promptly and to minimize disruption to the ongoing operations of both Waste Connections and the acquired business. We believe our senior management team has a proven track record in integrating acquisitions.

        The following table sets forth Waste Connections' acquisitions completed from our inception in September 1997 through March 15, 1999:

ACQUIRED BUSINESS           MONTH ACQUIRED*    PRINCIPAL BUSINESS     LOCATION                      MARKET AREA
Brecke Sanitation            January 1999          Collection        Wagner, SD                     Western South Dakota
Murrey Companies             January 1999          Collection        Fife, WA                         Western Washington
Roche & Sons, Inc.           January 1999          Collection        Layton, UT                             Central Utah
Butler County Landfill,      January 1999          Landfill          David City, NE                     Eastern Nebraska
  Inc. and Kobus
  Construction, Inc.
City Sanitation, Inc.        December 1998         Collection        Layton, UT                             Central Utah
Amador Disposal              December 1998         Collection        Ione, CA                   North Central California
  Service, Inc. and
  Mother Lode
  Sani-Hut, Inc.
Heartland Waste              December 1998         Collection        Arkansas City, KA                   Southern Kansas
  Management, Inc.
Columbia Sanitary            November 1998         Collection        Portland, OR                    Northwestern Oregon
  Services, Inc. and                                                                             Southwestern Washington
  and Moreland
  Sanitary Service, Inc
B&G Sanitation               November 1998         Collection        Cottage Grove, OR               Southwestern Oregon
Veneta Garbage Service       November 1998         Collection        Veneta, OR                      Southwestern Oregon
Siuslaw Disposal, Inc.       November 1998         Collection        Florence, OR                    Southwestern Oregon
R&N, LLC                     October 1998          Collection        Mountain Home, ID                Southwestern Idaho
Westlane Disposal            September 1998        Collection        Florence, OR                    Southwestern Oregon
Harrell's Septic Service     September 1998        Septic Services   Crescent City, CA                      Northwestern
California and
                                                                                                     Southwestern Oregon
Evergreen Waste              September 1998        Collection        Washougal, WA                          Southwestern
  Systems, Inc.                                                                                           Washington and
                                                                                                     Northwestern Oregon
Wolff's Trashmasher          September 1998        Collection        Stanton, NE                        Eastern Nebraska
  and Haul It
  All Sanitary Service
Country Garbage              September 1998        Collection        Salt Lake City, UT                     Central Utah
  Services, Inc
Youngclaus Enterprises       September 1998        Collection        Madera, CA                            North Central
                                                                                                              California
Affiliated Waste             September 1998        Collection        Norfolk, NE                        Eastern Nebraska
  Services, L.L.C.                                                                                      Eastern Nebraska
Contractors Waste, Inc.      August 1998           Collection        Salt Lake City, UT                     Central Utah
Big Red Roll Off, Inc.       August 1998           Collection        O'Neill, NE                        Eastern Nebraska
ABC Waste, Inc.              August 1998           Collection        Salt Lake City, UT                     Central Utah
Miller Containers, Inc.      July 1998             Collection        Salt Lake City, UT                     Central Utah
Shrader Refuse and           July 1998             Collection        Papillion, NE                      Eastern Nebraska
  Recycling Service Company
Red Carpet Landfill, Inc.    June 1998             Landfill          Enid, OK                           Western Oklahoma
B&B Sanitation, Inc.         June 1998             Collection        Enid, OK                           Western Oklahoma
Darlin Equipment, Inc.       June 1998             Equipment Leasing Enid, OK                           Western Oklahoma
Oregon Waste Technology      June 1998             Collection        Brookings, OR                   Southwestern Oregon
Curry Transfer and Recycling June 1998             Collection        Brookings, OR                   Southwestern Oregon
Contractor's Waste           June 1998             Collection        Orem, UT                               Central Utah
  Removal, L.C.
Arrow Sanitary Services, Inc.                      June 1998         Collection                             Portland, OR
Northwestern Oregon and
                                                                                                 Southwestern Washington
T&T Disposal, Inc.           May 1998              Collection        Gillette, WY                   Northeastern Wyoming
Sunshine Sanitation          May 1998              Collection        Spearfish, SD                  Western South Dakota
  Incorporated
Sower's Sanitation, Inc.     May 1998              Collection        Belle Fourche, SD              Western South Dakota
Jesse's Disposal             April 1998            Collection        Gillette, WY                   Northeastern Wyoming
A-1 Disposal, Inc.           April 1998            Collection        Gillette, WY                   Northeastern Wyoming
Hunter Enterprises, Inc.     March 1998            Collection        Shelley, ID                           Eastern Idaho
Madera Disposal.             February 1998         Collection and    Madera, CA                 North Central California
  Services Inc.                                    Landfill
Waste Connections of Idaho,  January 1998          Collection        Idaho Falls, ID                       Eastern Idaho
  Inc.
Fibres International, Inc.   September 1997        Collection        Issaquah, WA               North Central Washington
and Central Oregon
Browning-Ferris Industries   September 1997        Collection        Clark County, WA           Southwestern Washington
  of Washington, Inc.

* Month in which transaction closed.

SERVICES

COMMERCIAL, INDUSTRIAL AND RESIDENTIAL WASTE SERVICES


        Waste Connections serves more than 300,000 commercial, industrial and residential customers. Of these, we serve more than 94,000 under governmental certificates that grant us rights, generally perpetual and exclusive, to provide services within specified areas, more than 26,500 under exclusive franchise agreements with remaining terms ranging from seven to 18 years, and more than 118,500 under exclusive municipal contracts with generally shorter contract terms.

        We provide commercial and industrial services not performed under governmental certificates, franchise agreements or municipal contracts under one to five year service agreements. We determine fees under these agreements by such factors as collection frequency, level of service, route density, the type, volume and weight of the waste collected, type of equipment and containers furnished, the distance to the disposal or processing facility, the cost of disposal or processing and prices charged in our markets for similar service. Collection of larger volumes associated with commercial and industrial waste streams generally helps improve our operating efficiencies, and consolidation of these volumes allows us to negotiate more favorable disposal prices. Our commercial and industrial customers use portable containers for storage, enabling us to service many customers with fewer collection vehicles. Commercial and industrial collection vehicles normally require one operator. We provide one to eight cubic yard containers to commercial customers, 10 to 50 cubic yard containers to industrial customers, and 30 to 95 gallon carts to residential customers. For an additional fee, we install stationary compactors that compact waste prior to collection on the premises of a substantial number of large volume customers.

        We provide residential waste services that we do not perform under governmental certificates, franchise agreements or municipal contracts under contracts with homeowners' associations, apartment owners or mobile home park operators, or on a subscription basis with individual households. We base residential contract fees primarily on route density, the frequency and level of service, the distance to the disposal or processing facility, the cost of disposal or processing and prices charged in that market for similar services. Collection fees are paid either by the municipalities from tax revenues or directly by the residents receiving the services.

TRANSFER STATION SERVICES

        Waste Connections has an active program to acquire, develop, own and operate transfer stations in markets proximate to our operations. Currently, we operate three transfer stations in California, three transfer stations in Nebraska, four transfer stations in Washington and six transfer stations in Oregon, which receive, compact, and transfer solid waste to be transported by larger vehicles to landfills. We believe that the transfer stations benefit Waste Connections by:

        - concentrating the waste stream from a wider area, which increases the volume of disposal at landfills that we operate and gives us greater leverage in negotiating for more favorable disposal rates at other landfills;

        -       improving utilization of collections personnel and equipment;
                and

        - building relationships with municipalities and private operators that deliver waste, which can lead to additional growth opportunities.

LANDFILLS

        Waste Connections seeks to identify solid waste landfill acquisition candidates to achieve vertical integration in markets where the economic and regulatory environment makes such acquisitions attractive. We believe that in some markets, acquiring landfills provides opportunities to vertically integrate our collection, transfer and disposal operations while improving operating margins. We evaluate landfill candidates by determining, among other things, the amount of waste that could be diverted to the landfill in question, whether access to the landfill is economically feasible from Waste Connections' existing market areas either directly or through transfer stations, the expected life of the landfill, the potential for expanding the landfill, and current disposal costs compared to the cost of acquiring the landfill. Where the acquisition of a landfill is not attractive, we pursue long term disposal contracts with facilities, which are typically municipally controlled.

        We operate the Fairmead Landfill and own and operate the Red Carpet Landfill and the Butler County Landfill, all of which are Subtitle D landfills.


        Fairmead Landfill. We operate the Fairmead Landfill under an operating agreement with Madera County with a remaining term of 18 years. As of January 29, 1999, the Fairmead Landfill consisted of 160 total acres, of which 77 acres were permitted for disposal. As of that date, the Fairmead Landfill had approximately 550,000 tons of unused permitted capacity remaining, with approximately 4.9 million additional tons of capacity in various stages of permitting, and was estimated to have a remaining life of 26 years at current disposal rates. The Fairmead Landfill is currently permitted to accept up to 378 tons per day of municipal solid waste.

        Red Carpet Landfill. As of January 29, 1999, the Red Carpet Landfill consisted of 82 total acres, of which 40 acres were permitted for disposal. As of that date, the Red Carpet Landfill had approximately 625,000 tons of unused permitted capacity remaining, with approximately 1.7 million additional tons of capacity in various stages of permitting, and was estimated to have a remaining life of 40 years at current disposal rates. The Red Carpet Landfill is currently permitted to accept up to 350 tons per day of municipal solid waste.

        Butler County Landfill. As of January 29, 1999, the Butler County Landfill consisted of approximately 282 acres, of which 84 acres were permitted for disposal. As of that date, the Butler County Landfill had approximately
4.0 million tons of unused permitted capacity remaining, and was estimated to have a remaining life of 28 years at current disposal rates.

        We monitor the available permitted in-place disposal capacity of the Fairmead, Red Carpet and Butler County Landfills on an ongoing basis and evaluate whether to seek to expand this capacity. In making this evaluation, we consider various factors, including the volume of waste projected to be disposed of at the landfill, the size of the unpermitted acreage included in the landfill, the likelihood that Waste Connections will be able to obtain the necessary approvals and permits required for the expansion and the costs that would be involved in developing the additional capacity. We also regularly consider whether it is advisable, in light of changing market conditions and/or regulatory requirements, to seek to expand or change the permitted waste streams or to seek other permit modifications.

RECYCLING SERVICES

        We offer municipal, commercial, industrial and residential customers recycling services for a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals. We operate seven recycling processing facilities and sell other collected recyclable materials to third parties for processing before resale. The profits from our resale of recycled materials are often shared between Waste Connections and the other parties to our recycling contracts. For example, certain of our municipal recycling contracts in Washington and Idaho, negotiated before we acquired those businesses, specify certain benchmark resale prices for recycled commodities. To the extent the prices we actually receive for the processed recycled commodities collected under the contract exceed the prices specified in the contract, we share the excess with the municipality, after recovering any previous shortfalls resulting from actual market prices falling below the prices specified in the contract. To reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties. We believe that recycling will continue to be an important component of local and state solid waste management plans due to the public's increasing environmental awareness and expanding regulations that mandate or encourage recycling.

G CERTIFICATES

        We perform a substantial portion of our collection business in Washington under governmental certificates (referred to as "G certificates") awarded by the WUTC. G certificates apply only to unincorporated areas of Washington and municipalities that have elected to have their solid waste collection overseen by the WUTC. G certificates generally grant the holder the exclusive and perpetual right to provide certain solid waste collection and transportation services in a specified territory. The WUTC has repeatedly determined that, in enacting the statute authorizing G certificates, the Washington Legislature intended to favor grants of exclusive, rather than overlapping, service rights for conventional solid waste services. Accordingly, most G certificates currently grant exclusive solid waste collection and transportation rights for conventional solid waste services in their specified territories.

        The WUTC and the Washington Legislature have generally construed G certificates as conferring vested property rights that may be defeated, diminished or cancelled only upon the occurrence of specified events of default, the demonstrated lack of fitness of the certificate holder, or municipalities' annexation of territory covered by a certificate. Thus, a certificate holder is entitled to due process in challenging any action that affects its rights. In addition, legislation passed in 1997 requires a municipality that annexes territory covered by a G certificate either to grant the certificate holder an exclusive franchise, generally with a minimum term of seven years, to continue to provide services in the affected area, or to negotiate with the certificate holder some other compensation for the collection rights in the affected area. The statute expressly permits the certificate holder to sue the annexing municipality for measurable damages that exceed the value of a seven-year franchise agreement to provide services in the affected area. Under one of the contracts with a municipality in Washington acquired by a predecessor of Waste Connections, the predecessor purported to waive its rights to compensation or damages under the statute in return for the right to service any current or prospectively annexed areas formerly covered by its G certificate.

        In addition to awarding G certificates, the WUTC is required by statute to establish just, reasonable and compensatory rates to customers of regulated solid waste collection companies. The WUTC is charged with balancing the needs of service providers to earn fair and sufficient returns on their investments in plant and equipment against the needs of commercial and residential customers to receive adequate and reasonably priced services. Over the past decade, the WUTC has used a rate making methodology known as the "Lurito-Gallagher" method. This method calculates rates based on the income statements and balance sheets of each service provider, with the goal of establishing rates that reflect the costs of providing service and that motivate service providers to invest in equipment that improves operating efficiency in a cost-effective manner. The Lurito-Gallagher rate-setting methodology was adjusted in the early 1990's to better reflect the costs of providing recycling services, by accounting for providers' increasing use of automated equipment and adjusting for the cyclicality of the secondary recyclables markets. This has often resulted in more frequent rate adjustments in response to material cost shifts.

SALES AND MARKETING

        In most of our existing markets, we provide waste collection, transfer and disposal services to municipalities and governmental authorities under exclusive franchise agreements, municipal contracts and G certificates; service providers do not contract directly with individual customers. In addition, because Waste Connections has grown to date primarily through acquisitions, we have generally assumed existing franchise agreements, municipal contracts and G certificates from the acquired companies, rather than obtaining new contracts. For these reasons, our sales and marketing efforts to date have been narrowly focused. We expect to add sales and marketing personnel as necessary to solicit new customers in markets where we are not the exclusive provider of solid waste services, expand our presence into areas adjacent to or contiguous with our existing markets, and market additional services to existing customers.

COMPETITION

        The solid waste services industry is highly competitive and fragmented and requires substantial labor and capital resources. The industry presently includes four large national waste companies: Allied Waste Industries, Inc. (which has announced an impending purchase of Browning-Ferris Industries, Inc.),Browning-Ferris Industries, Inc., Republic Services, Inc., and Waste Management, Inc., Casella Waste Systems, Inc., Superior Services, Inc. and Waste Industries, Inc. are other public companies with annual revenues in excess of $100 million. Certain of the markets in which Waste Connections competes or will likely compete are served by one or more large, national solid waste companies, as well as by numerous privately held regional and local solid waste companies of varying sizes and resources, some of which have accumulated substantial goodwill in their markets. We also compete with operators of alternative disposal facilities, including incinerators, and with counties, municipalities, and solid waste districts that maintain their own waste collection and disposal operations. Public sector operations may have financial advantages over Waste Connections, because of their access to user fees and similar charges, tax revenues and tax-exempt financing.

        We compete for collection, transfer and disposal volume based primarily on the price and quality of our services. From time to time, competitors may reduce the price of their services in an effort to expand their market shares or service areas or to win competitively bid municipal contracts. These practices may cause Waste Connections to reduce the price of our services or, if we elect not to do so, to lose business. We provide a substantial portion of our residential, commercial and industrial collection services under exclusive franchise and municipal contracts and certificates, some of which are subject to periodic competitive bidding. We provide the balance of our services under subscription agreements with individual households and one to five year service contracts with commercial and industrial customers.

        Intense competition exists not only for collection, transfer and disposal volume, but also for acquisition candidates. We generally compete for acquisition candidates with publicly owned regional and large national waste management companies.

        The solid waste collection and disposal industry is currently undergoing significant consolidation, and we encounter competition in our efforts to acquire landfills, transfer and collection operations. Accordingly, it may become uneconomical for us to make further acquisitions or we maybe unable to locate or acquire suitable acquisition candidates at price levels and on terms and conditions that we consider appropriate, particularly in markets we do not already serve.

        Competition in the disposal industry may also be affected by the increasing national emphasis on recycling and other waste reduction programs, which may reduce the volume of waste deposited in landfills.

REGULATION

INTRODUCTION

        Waste Connections' landfill operations and non-landfill operations, including waste transportation, transfer stations, vehicle maintenance shops and fueling facilities, are all subject to extensive and evolving federal, state and local environmental laws and regulations, the enforcement of which has become increasingly stringent in recent years. The environmental regulations affecting Waste Connections are administered by the EPA and other federal, state and local environmental, zoning, health and safety agencies. The WUTC regulates the portion of our collection business in Washington performed under G certificates, which generally grant Waste Connections perpetual and exclusive collection rights in certain areas. Waste Connections is currently in substantial compliance with applicable federal, state and local environmental laws, permits, orders and regulations. We do not currently anticipate any material environmental costs necessary to bring our operations into compliance (although there can be no assurance in this regard). We anticipate that regulation, legislation and regulatory enforcement actions related to the solid waste services industry will continue to increase. We attempt to anticipate future regulatory requirements and to plan in advance as necessary to comply with them.

        The principal federal, state and local statutes and regulations that apply to our operations are described below. All of the federal statutes described below contain provisions that authorize, under certain circumstances, lawsuits by private citizens to enforce the provisions of the statutes. In addition to a penalty award by the United States, some of those statutes authorize an award of attorneys' fees to parties that successfully bring such an action. Enforcement actions under these statutes may include both civil and criminal penalties, as well as injunctive relief in some instances.

THE RESOURCE CONSERVATION AND RECOVERY ACT OF 1976 ("RCRA")

        RCRA regulates the generation, treatment, storage, handling, transportation and disposal of solid waste and requires states to develop programs to ensure the safe disposal of solid waste. RCRA divides solid waste into two groups, hazardous and nonhazardous. Wastes are generally classified as hazardous if they either (i) are specifically included on a list of hazardous wastes, or (ii) exhibit certain characteristics defined as hazardous. Household wastes are specifically designated as nonhazardous. Wastes classified as hazardous under RCRA are subject to much stricter regulation than wastes classified as nonhazardous, and businesses that deal with hazardous waste are subject to regulatory obligations in addition to those imposed on handlers of nonhazardous waste.

        The EPA regulations issued under Subtitle C of RCRA impose a comprehensive "cradle to grave" system for tracking the generation, transportation, treatment, storage and disposal of hazardous wastes. The Subtitle C Regulations impose obligations on generators, transporters and disposers of hazardous wastes, and require permits that are costly to obtain and maintain for sites where such material is treated, stored or disposed. Subtitle C requirements include detailed operating, inspection, training and emergency preparedness and response standards, as well as requirements for manifesting, record keeping and reporting, corrective action, facility closure, post-closure and financial responsibility. Most states have promulgated regulations modeled on some or all of the Subtitle C provisions issued by the EPA. Some state regulations impose different, additional and more stringent obligations, and may regulate certain materials as hazardous wastes that are not so regulated under the federal Subtitle C Regulations. From the date of inception through January 29, 1999, Waste Connections did not, to our knowledge, transport hazardous wastes under circumstances that would subject Waste Connections to hazardous waste regulations under RCRA. Some of our ancillary operations (e.g., vehicle maintenance operations) may generate hazardous wastes. Waste Connections manages these wastes in substantial compliance with applicable laws.

        In October 1991, the EPA adopted the Subtitle D Regulations governing solid waste landfills. The Subtitle D Regulations, which generally became effective in October 1993, include location restrictions, facility design standards, operating criteria, closure and post-closure requirements, financial assurance requirements, groundwater monitoring requirements, groundwater remediation standards and corrective action requirements. In addition, the Subtitle D Regulations require that new landfill sites meet more stringent liner design criteria (typically, composite soil and synthetic liners or two or more synthetic liners) intended to keep leachate out of groundwater and have extensive collection systems to carry away leachate for treatment prior to disposal. Groundwater monitoring wells must also be installed at virtually all landfills to monitor groundwater quality and, indirectly, the effectiveness of the leachate collection system. The Subtitle D Regulations also require, where certain regulatory thresholds are exceeded, that facility owners or operators control emissions of methane gas generated at landfills in a manner intended to protect human health and the environment. Each state is required to revise its landfill regulations to meet these requirements or such requirements will be automatically imposed by the EPA on landfill owners and operators in that state. Each state is also required to adopt and implement a permit program or other appropriate system to ensure that landfills in the state comply with the Subtitle D Regulations. Various states in which we operate or in which we may operate in the future have adopted regulations or programs as stringent as, or more stringent than, the Subtitle D Regulations.

        RCRA also regulates underground storage of petroleum and other regulated materials. RCRA requires registration, compliance with technical standards for tanks, release detection and reporting, and corrective action, among other things. Certain of Waste Connections' facilities and operations are subject to these requirements.

THE FEDERAL WATER POLLUTION CONTROL ACT OF 1972, AS AMENDED
(THE "CLEAN WATER ACT")

        The Clean Water Act regulates the discharge of pollutants from a variety of sources, including solid waste disposal sites and transfer stations, into waters of the United States. If run-off from our transfer stations or run-off or collected leachate from Waste Connections' owned or operated landfills is discharged into streams, rivers or other surface waters, the Clean Water Act would require Waste Connections to apply for and obtain a discharge permit, conduct sampling and monitoring and, under certain circumstances, reduce the quantity of pollutants in such discharge. Also, virtually all landfills are required to comply with the EPA's storm water regulations issued in November 1990, which are designed to prevent contaminated landfill storm water runoff from flowing into surface waters. We believe that our facilities comply in all material respects with the Clean Water Act requirements. Various states in which we operate or in which we may operate in the future have been delegated authority to implement the Clean Water Act permitting requirements, and some of these states have adopted regulations that are more stringent than the federal requirements. For example, states often require permits for discharges to ground water as well as surface water.

THE COMPREHENSIVE ENVIRONMENTAL RESPONSE, COMPENSATION, AND LIABILITY ACT OF 1980 ("CERCLA")

        CERCLA established a regulatory and remedial program intended to provide for the investigation and cleanup of facilities where or from which a release of any hazardous substance into the environment has occurred or is threatened. CERCLA's primary mechanism for remedying such problems is to impose strict joint and several liability for cleanup of facilities on current owners and operators of the site, former owners and operators of the site at the time of the disposal of the hazardous substances, any person who arranges for the transportation, disposal or treatment of the hazardous substances, and the transporters who select the disposal and treatment facilities. CERCLA also imposes liability for the cost of evaluating and remedying any damage to natural resources. The costs of CERCLA investigation and cleanup can be very substantial. Liability under CERCLA does not depend on the existence or disposal of "hazardous waste" as defined by RCRA; it can also be based on the existence of even very small amounts of the more than 700 "hazardous substances" listed by the EPA, many of which can be found in household waste. In addition, the definition of "hazardous substances" in CERCLA incorporates substances designated as hazardous or toxic under the federal Clean Water Act, Clear Air Act and Toxic Substances Control Act. If Waste Connections were found to be a responsible party for a CERCLA cleanup, the enforcing agency could hold Waste Connections, or any other generator, transporter or the owner or operator of the contaminated facility, responsible for all investigative and remedial costs, even if others were also liable. CERCLA also authorizes the imposition of a lien in favor of the United States on all real property subject to, or affected by, a remedial action for all costs for which a party is liable. CERCLA gives a responsible party the right to bring a contribution action against other responsible parties for their allocable shares of investigative and remedial costs. Waste Connections' ability to obtain reimbursement from others for their allocable shares of such costs would be limited by our ability to find other responsible parties and prove the extent of their responsibility and by the financial resources of such other parties. Various state laws also impose liability for investigation, cleanup and other damages associated with hazardous substance releases.

THE CLEAN AIR ACT

        The Clean Air Act generally, through state implementation of federal requirements, regulates emissions of air pollutants from certain landfills based on factors such as the date of the landfill construction and tons per year of emissions of regulated pollutants. Larger landfills and landfills located in areas where the ambient air does not meet certain requirements of the Clean Air Act may be subject to even more extensive air pollution controls and emission limitations. In addition, the EPA has issued standards regulating the disposal of asbestos-containing materials. Air permits to construct may be required for gas collection and flaring systems, and operating permits may be required, depending on the potential air emissions. State air regulatory programs may implement the federal requirements but may impose additional restrictions. For example, some state air programs uniquely regulate odor and the emission of toxic air pollutants.

THE OCCUPATIONAL SAFETY AND HEALTH ACT OF 1970 (THE "OSH ACT")

        The OSH Act is administered by the Occupational Safety and Health Administration ("OSHA"), and in many states by state agencies whose programs have been approved by OSHA. The OSH Act establishes employer responsibilities for worker health and safety, including the obligation to maintain a workplace free of recognized hazards likely to cause death or serious injury, to comply with adopted worker protection standards, to maintain certain records, to provide workers with required disclosures and to implement certain health and safety training programs. Various OSHA standards may apply to Waste Connections' operations, including standards concerning notices of hazards, safety in excavation and demolition work, the handling of asbestos and asbestos-containing materials, and worker training and emergency response programs.

FLOW CONTROL/INTERSTATE WASTE RESTRICTIONS

        Certain permits and approvals, as well as certain state and local regulations, may limit a landfill or transfer station to accepting waste that originates from specified geographic areas, restrict the importation of out-of-state waste or wastes originating outside the local jurisdiction or otherwise discriminate against non-local waste. These restrictions, generally known as flow control restrictions, are controversial, and some courts have held that some flow control schemes violate constitutional limits on state or local regulation of interstate commerce. From time to time, federal legislation is proposed that would allow some local flow control restrictions. Although no such federal legislation has been enacted to date, if such federal legislation should be enacted in the future, states in which Waste Connections operates landfills could limit or prohibit the importation of out-of-state waste or direct that wastes be handled at specified facilities. Such state actions could adversely affect Waste Connections' landfills. These restrictions could also result in higher disposal costs for our collection operations. If we were unable to pass such higher costs through to our customers, our business, financial condition and operating results could be adversely affected.

        Certain state and local jurisdictions may also seek to enforce flow control restrictions through local legislation or contractually. In certain cases, we may elect not to challenge such restrictions. These restrictions could reduce the volume of waste going to landfills in certain areas, which may adversely affect our ability to operate our landfills at their full capacity and/or reduce the prices that we can charge for landfill disposal services. These restrictions may also result in higher disposal costs for our collection operations. If we were unable to pass such higher costs through to our customers, Waste Connections' business, financial condition and operating results could be adversely affected.

STATE AND LOCAL REGULATION

        Each state in which Waste Connections now operates or may operate in the future has laws and regulations governing the generation, storage, treatment, handling, transportation and disposal of solid waste, occupational safety and health, water and air pollution and, in most cases, the siting, design, operation, maintenance, closure and post-closure maintenance of landfills and transfer stations. State and local permits and approval for these operations may be required and may be subject to periodic renewal, modification or revocation by the issuing agencies. In addition, many states have adopted statutes comparable to, and in some cases more stringent than, CERCLA. These statutes impose requirements for investigation and cleanup of contaminated sites and liability for costs and damages associated with such sites, and some provide for the imposition of liens on property owned by responsible parties. Furthermore, many municipalities also have ordinances, local laws and regulations affecting Waste Connections' operations. These include zoning and health measures that limit solid waste management activities to specified sites or activities, flow control provisions that direct or restrict the delivery of solid wastes to specific facilities, laws that grant the right to establish franchises for collection services and then put such franchises out for bid, and bans or other restrictions on the movement of solid wastes into a municipality.

        Permits or other land use approvals with respect to a landfill, as well as state or local laws and regulations, may specify the quantity of waste that may be accepted at the landfill during a given time period, and/or specify the types of waste that may be accepted at the landfill. Once an operating permit for a landfill is obtained, it must generally be renewed periodically.

        There has been an increasing trend at the state and local level to mandate and encourage waste reduction at the source and waste recycling, and to prohibit or restrict the disposal of certain types of solid wastes, such as yard wastes, leaves and tires, in landfills. The enactment of regulations reducing the volume and types of wastes available for transport to and disposal in landfills could prevent Waste Connections from operating our facilities at their full capacity.

        Some state and local authorities enforce certain federal laws in addition to state and local laws and regulations. For example, in some states, RCRA, the OSH Act, parts of the Clean Air Act and parts of the Clean Water Act are enforced by local or state authorities instead of by the EPA, and in some states those laws are enforced jointly by state or local and federal authorities.

PUBLIC UTILITY REGULATION

        In many states, public authorities regulate the rates that landfill operators may charge. The rates that Waste Connections may charge at the Fairmead Landfill for the disposal of municipal solid waste are regulated by the Madera County Board of Supervisors. The adoption of rate regulation or the reduction of current rates in states in which Waste Connections owns or operates landfills could adversely affect our business, financial condition and operating results.

        Solid waste collection services in all unincorporated areas of Washington and in electing municipalities in Washington are provided under G certificates awarded by the WUTC. The WUTC also sets rates for regulated solid waste collection services in Washington.

RISK MANAGEMENT, INSURANCE AND PERFORMANCE BONDS

        Waste Connections maintains environmental and other risk management programs appropriate for our business. Our environmental risk management program includes evaluating existing facilities and potential acquisitions for environmental law compliance. We do not presently expect environmental compliance costs to increase above current levels, but we cannot predict whether future acquisitions will cause such costs to increase. We also maintain a worker safety program that encourages safe practices in the workplace. Operating practices at all Waste Connections operations emphasize minimizing the possibility of environmental contamination and litigation. Our facilities comply in all material respects with applicable federal and state regulations.

        We carry a broad range of insurance, which our management considers adequate to protect our assets and operations. The coverage includes general liability, comprehensive property damage, workers' compensation and other coverage customary in the industry. These policies generally exclude coverage for damages associated with environmental conditions. Because of the limited availability and high cost of environmental impairment liability insurance, and in light of our limited landfill operations, we have not obtained such coverage. If Waste Connections were to incur liability for environmental cleanups, corrective action or damage, our financial condition could be materially and adversely affected. We will continue to investigate the possibility of obtaining environmental impairment liability insurance, particularly if we acquire or operate landfills other than the Fairmead Landfill, the Red Carpet Landfill and the Butler County Landfill. We believe that most other landfill operators do not carry such insurance.

        Municipal solid waste collection contracts may require performance bonds or other means of financial assurance to secure contractual performance. Certain environmental regulations also require demonstrated financial assurance to meet closure and post-closure requirements for landfills. We have not experienced difficulty in obtaining performance bonds or letters of credit for our current operations. At January 29, 1999, we had provided customers and various regulatory authorities with surety bonds and letters of credit in the aggregate amount of approximately $2.0 million to secure our obligations. Our credit facility provides for the issuance of letters of credit in an amount up to $15 million, but any letters of credit issued reduce the availability of borrowings for acquisitions and other general corporate purposes. If we were unable to obtain surety bonds or letters of credit in sufficient amounts or at acceptable rates, we could be precluded from entering into additional municipal solid waste collection contracts or obtaining or retaining landfill operating permits.

EMPLOYEES

        At March 15, 1999, we employed approximately 900 full-time employees, including approximately 40 persons classified as professionals or managers, approximately 730 employees involved in collection, transfer, disposal and recycling operations, and approximately 100 sales, clerical, data processing or other administrative employees.

        Approximately 67 drivers and mechanics at our Vancouver, Washington operation are represented by the Teamsters Union, with which Browning-Ferris Industries of Washington, Inc., Waste Connections' predecessor in Vancouver, entered a four-year collective bargaining agreement in January 1997. Approximately 11 drivers at Arrow are currently represented by the Teamsters Union, with which Arrow entered a three-year collective bargaining agreement in March 1998. Approximately 46 drivers at Murrey's Disposal Company and American Disposal Company are represent by the Teamsters Union, with which those companies entered into a three-year collective bargaining agreement in June 1996. We are not aware of any other organizational efforts among our employees and believe that our relations with our employees are good.

ITEM 2. PROPERTIES

        As of March 15, 1999, we owned and operated 32 collection operations, nine transfer stations and two Subtitle D landfills and operated an additional seven transfer stations, two Subtitle D landfills and seven recycling facilities. We lease various offices and facilities, including our corporate offices in Roseville, California. The real estate owned by Waste Connections is not subject to material encumbrances. We own various equipment, including waste collection and transportation vehicles, related support vehicles, carts, containers, and heavy equipment used in landfill operations. We believe that our existing facilities and equipment are generally adequate for our current operations. However, we expect to make additional investments in property and equipment for expansion and replacement of assets and in connection with future acquisitions.

        Our corporate headquarters are located in Roseville, California, where we lease approximately 5,700 square feet of space.

ITEM 3.   LEGAL PROCEEDINGS

        Waste Connections is a party to various legal proceedings in the ordinary course of business and as a result of the extensive governmental regulation of the solid waste industry. Management does not believe that these proceedings, either individually or in the aggregate, are likely to have a material adverse effect on our business, financial condition, operating results or cash flows.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

MANAGEMENT

EXECUTIVE OFFICERS

        The following table sets forth certain information concerning Waste Connections' executive officers as of March 15, 1999:

        NAME                       AGE                        POSITIONS
Ronald J. Mittlestaedt (1)(2)       35   President, Chief Executive Officer and Chairman
Steven F. Bouck                     42   Executive Vice President and Chief Financial Officer
Eugene V. Dupreau                   51   Vice President - Madera; Director
Charles B. Youngclaus               58   Vice President - Madera; Advisory Director
Darrell W. Chambliss                34   Vice President - Operations; Secretary
Michael R. Foos                     33   Vice President and Corporate Controller
Eric J. Moser                       32   Treasurer and Assistant Corporate Controller
David M. Hall                       41   Vice President - Business Development
Irmgard J. Wilcox                   56   Vice President - Finance - Northern Washington;
                                         Director

(1) Member of the Executive Committee of the Board of Directors

(2) Member of the Audit Committee of the Board of Directors.


        Ronald J. Mittelstaedt has been President, Chief Executive Officer and a director of Waste Connections since the company was formed, and was elected Chairman in January 1998. He also served as a consultant to Waste Connections in August and September 1997. Mr. Mittelstaedt has more than ten years of experience in the solid waste industry. He served as a consultant to United Waste Systems, Inc., with the title of Executive Vice President, from
January 1997 to August 1997, where he was responsible for corporate development for all states west of Colorado. As Regional Vice President of USA Waste Services, Inc. (including Sanifill, Inc., which was acquired by USA Waste Services, Inc.) from November 1993 to January 1997, he was responsible for all operations in 16 states and Canada. Mr. Mittelstaedt held various positions at Browning-Ferris Industries, Inc. from August 1987 to November 1993, most recently as Division Vice President in northern California, overseeing the San Jose market. Previously he was the District Manager responsible for BFI's operations in Sacramento and the surrounding areas. He holds a B.S. in Finance from the University of California at Santa Barbara.

        Steven F. Bouck has been Executive Vice President and Chief Financial Officer of Waste Connections since February 1998. Mr. Bouck held various positions with First Analysis Corporation from 1986 to 1998, including most recently as Managing Director coordinating corporate finance. In that capacity, he provided merger and acquisition advisory services to companies in the environmental industry. Mr. Bouck was also responsible for assisting in investing venture capital funds focused on the environmental industry that were managed by First Analysis. In connection with those investments, he served on the boards of directors of several companies. While at First Analysis, Mr. Bouck also provided analytical research coverage of a number of publicly traded environmental services companies. Mr. Bouck holds B.S. and M.S. degrees in mechanical engineering from Rensselaer Polytechnic Institute and an M.B.A. in Finance from the Wharton School. He has been a Chartered Financial Analyst since 1990.

        Eugene V. Dupreau has been Vice President -- Madera and a director of Waste Connections since February 23, 1998. Mr. Dupreau served as President and a director of Madera Disposal Systems, Inc. beginning in 1981 and 1985,respectively, and held both positions until Waste Connections acquired Madera in1998. Mr. Dupreau holds a B.S. in Business Administration from Fresno State University and has completed advanced coursework in waste management. He serves as a director of several civic and charitable organizations in Madera County.

        Charles B. Youngclaus has been Vice President -- Madera and an advisory director of Waste Connections since February 23, 1998. Mr. Youngclaus founded Madera Disposal Systems, Inc. in 1981 and was its Chief Operating Officer and Vice President before Waste Connections acquired it in 1998. Mr. Youngclaus owned and operated Madera's predecessor company, Madera County Disposal, from 1965 to 1981. Mr. Youngclaus holds a B.S. from Fresno State University and has completed advanced coursework in waste management, including certification in clay liner construction by the University of Texas in 1992. Mr. Youngclaus is a Board Member of the California Refuse Removal Council and is incoming Treasurer of the Northern California chapter.

        Darrell W. Chambliss has been Vice President -- Operations and Secretary of Waste Connections since October 1, 1997. Mr. Chambliss held various management positions at USA Waste Services, Inc. (including Sanifill, Inc. and United Waste, Inc., both of which were acquired by USA Waste Services, Inc.) from April 1995 to September 1997, including most recently Division Manager in Corning, California, where he was responsible for the operations of 19 operating companies as well as supervising and integrating acquisitions. From July 1989 to April 1995, he held various management positions with Browning-Ferris Industries, Inc., including serving as Assistant District Manager in San Jose, California, where he was responsible for a significant hauling operation, and serving as District Manager in Tucson, Arizona for more than three years. Mr. Chambliss holds a B.S. in Business Administration from the University of Arkansas.

        Michael R. Foos has been Vice President and Corporate Controller of Waste Connections since October 1, 1997. Mr. Foos served as Division Controller of USA Waste Services, Inc. (including Sanifill, Inc., which was acquired by USA Waste Services, Inc.) from October 1996 to September 1997, where he was responsible for financial compilation and reporting and acquisition due diligence for a seven-state region. Mr. Foos served as Assistant Regional Controller at USA Waste Services, Inc. from August 1995 to September 1996, where he was responsible for internal financial reporting for operations in six states and Canada. Mr. Foos also served as District Controller for Waste Management, Inc. from February 1990 to July 1995, and was a member of the audit staff of Deloitte & Touche from 1987 to 1990. Mr. Foos holds a B.S. in Accounting from Ferris State University.

        David M. Hall has been Vice President -- Business Development since August 1, 1998. Mr. Hall has over twelve years of experience in the solid waste industry with extensive operating and marketing experience in the Western U.S. From October, 1995 to July 1998, Mr. Hall was the Divisional Vice President of USA Waste Services, Inc., Rocky Mountain Division (including for Sanifill, Inc. which was acquired by USA Waste Services, Inc.). In that position, he oversaw all operations and business development in six Rocky Mountain states. Prior to his employment with Sanifill, Mr. Hall held various management positions with BFI from October 1986 to October 1995, including Vice President of Sales for the Western United States. Mr. Hall was employed from 1979 to 1986 in a variety of sales and marketing management positions in the high technology sector. Mr. Hall received a BS degree in Management and Marketing in 1979 from Southwest Missouri State University.

        Eric J. Moser has been Waste Connections' Treasurer and Assistant Corporate Controller since October 1, 1997. From August 1995 to September 1997, Mr. Moser held various finance positions at USA Waste Services, Inc. (including Sanifill, Inc., which was acquired by USA Waste Services, Inc.), most recently as Controller of the Ohio Division, where he was responsible for internal financial compilation and reporting and acquisition due diligence. Previously Mr. Moser was Controller of the Michigan Division of USA Waste Services, Inc., where he was responsible for internal financial reporting. Mr. Moser served as Controller for Waste Management, Inc. from June 1993 to August 1995, where he was responsible for internal financial reporting for a hauling company, landfill and transfer station. Mr. Moser holds a B.S. in Accounting from Illinois State University.

        Irmgard R. Wilcox has been Vice President -- Finance -- Northern Washington of Waste Connections since January 19, 1999 and a director of Waste Connections since February 1999. Ms. Wilcox served as Chief Financial Officer, Secretary and Treasurer of the Murrey Companies from 1982 until they merged with Waste Connections in 1999. Ms. Wilcox joined the Murrey Companies in 1975. She holds a B.A. in Business Administration from Pacific Lutheran University with a concentration in accounting.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

        Our common stock has traded on the Nasdaq National Market under the symbol "WCNX" since our initial public offering on May 22, 1998. The following table shows the high and low sale prices for the common stock as reported by the Nasdaq National Market for the periods indicated.

                                                               HIGH       LOW
                                                               ----       ---
1998
Second Quarter (from May 22, 1998)..........................  $20.75    $13.75
Third Quarter...............................................   23.38     17.75
Fourth Quarter..............................................   21.13     15.88

1999
First Quarter (through March 15, 1999)....................    $21.81    $16.50


        On March 15, 1999 there were 127 record holders of Waste Connections common stock.

        We have never paid cash dividends on our common stock. We do not currently anticipate paying any cash dividends on the common stock. We intend to retain all earnings to fund the operation and expansion of our business. In addition, our existing credit facility restricts the payment of cash dividends.


ITEM 6. SELECTED HISTORICAL AND SUPPLEMENTAL FINANCIAL AND OPERATING DATA

        The following tables present selected historical and supplemental statements of operations and balance sheet data of Waste Connections and our predecessors for the periods indicated.

        The entities Waste Connections acquired in September 1997 from Browning-Ferris Industries, Inc. ("BFI") are collectively referred to as Waste Connections' predecessors. BFI acquired the predecessors during 1995 and 1996. Before being acquired by BFI, the predecessors operated as separate stand-alone businesses.

        The supplemental financial information gives retroactive effect to the business combinations of Waste Connections with the Murrey Companies (accounted for as poolings-of-interests) which occurred on January 19, 1999. Generally accepted accounting principles prohibit giving effect to a consummated business combination accounted for by the pooling-of-interests method in financial statements that do not include the date of consummation. The supplemental financial data does not extend through the date of consummation; however, such information will be included in the historical consolidated financial statements of Waste Connections after financial statements covering the date of consummation of the business combination are issued. This information is based on the audited supplemental financial statements included elsewhere herein.

                           WASTE CONNECTIONS, INC. AND PREDECESSORS
                                 SELECTED HISTORICAL AND SUPPLEMENTAL
                                     FINANCIAL AND OPERATING DATA
                           (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                            FIBRES
                                                            INTER-                                        THE
                                                           NATIONAL,                                    DISPOSAL
                                                              INC.                                       GROUP
                                               THE          PERIOD                          THE         COMBINED
                               FIBRES        DISPOSAL        FROM                         DISPOSAL        FROM
                            INTERNATIONAL,    GROUP        JANUARY 1,    PREDECESSORS      GROUP        JANUARY 1,   PREDECESSORS
                                 INC.        COMBINED        1995         ONE MONTH       COMBINED        1996         COMBINED
                              YEAR ENDED    YEAR ENDED      THROUGH         ENDED        YEAR ENDED      THROUGH      PERIOD ENDED
                             DECEMBER 31,   DECEMBER 31,   NOVEMBER 30,   DECEMBER 31,   DECEMBER 31,    JULY 31,      DECEMBER 31,
                                1994           1994           1995           1995           1995           1996           1996
                              --------       --------       --------       --------       --------       --------       --------
HISTORICAL STATEMENTS OF
  OPERATIONS DATA(1):
Revenues ...............      $  5,610       $ 22,004       $  7,340       $    595       $ 19,660       $  8,738       $ 13,422
Cost of operations .....         4,432         18,298          5,653            527         16,393          6,174         11,420
Selling, general and
  administrative .......           552          3,320            823             72          3,312          2,126          1,649
Depreciation and
  amortization .........           642            606            715             74            628            324            962
                              --------       --------       --------       --------       --------       --------       --------
Income (loss) from
  operations ...........           (16)          (220)           149            (78)          (673)           114           (609)
Interest expense .......          (191)          (548)          (162)            (1)          (206)           (12)          (225)
Other income (expense),
  net ..................            (2)           871             98              5           --            2,661           (147)
                              --------       --------       --------       --------       --------       --------       --------
Income (loss) before
  income taxes .........          (209)           103             85            (74)          (879)         2,763           (981)
Income tax (provision)
  benefit ..............          --             --              (29)          --              298           (505)          --
                              --------       --------       --------       --------       --------       --------       --------
Net income (loss) ......      $   (209)      $    103       $     56       $    (74)      $   (581)      $  2,258       $   (981)
                              ========       ========       ========       ========       ========       ========       ========



                           (See footnotes on page 28)

                                                                          WASTE
                                                                     CONNECTIONS, INC.
                                                    PREDECESSORS       PERIOD FROM
                                                      COMBINED          INCEPTION
                                                     NINE MONTHS       (SEPTEMBER 9,
                                                        ENDED          1997) THROUGH   WASTE CONNECTIONS, INC.
                                                    SEPTEMBER 30,       DECEMBER 31,      YEAR ENDED
                                                         1997               1997        DECEMBER 31, 1998
                                                      -----------       -----------       -----------
HISTORICAL STATEMENTS OF OPERATIONS
  DATA(1):
  Revenues .....................................      $    18,114       $     6,237       $    54,042
  Cost of operations ...........................           14,753             4,703            36,554
  Selling, general and administrative ..........            3,009               619             5,317
  Depreciation and amortization ................            1,083               354             4,112
  Start-up and integration .....................             --                 493              --
  Stock compensation ...........................             --               4,395               632
                                                      -----------       -----------       -----------
  Income (loss) from operations ................             (731)           (4,327)            7,427
  Interest expense .............................             (456)           (1,035)           (2,257)
  Other income (expense), net ..................               14               (36)             --
                                                      -----------       -----------       -----------
  Income (loss) before income taxes ............           (1,173)           (5,398)            5,170
  Income tax (provision) benefit ...............             --                 332            (2,395)
                                                      -----------       -----------       -----------
  Income (loss) before extraordinary
    item .......................................           (1,173)           (5,066)            2,775
  Extraordinary item -- early
    extinguishment of debt, net of income
    tax benefit of $264 ........................             --                  --            (1,027)
                                                      -----------       -----------       -----------
  Net income (loss) ............................      $    (1,173)      $    (5,066)      $     1,748
                                                      ===========       ===========       ===========
  Redeemable convertible preferred stock
    accretion ..................................                               (531)             (917)
                                                                        -----------       -----------
  Net income (loss) applicable to common
    stockholders ...............................                        $    (5,597)      $       831
                                                                        ===========       ===========
  Basic earnings (loss) per common share:
    Income (loss) before extraordinary
      item .....................................                        $     (2.99)      $      0.29

    Extraordinary item .........................                                 --             (0.16)
                                                                        -----------       -----------
    Net income (loss) per common share .........                        $     (2.99)      $     (0.13)
                                                                        ===========       ===========
  Diluted earnings (loss) per common
    share:
    Income (loss) before extraordinary
      item .....................................                        $     (2.99)      $      0.22

    Extraordinary item .........................                                 --             (0.12)
                                                                        -----------       -----------
    Diluted net income (loss) per common
      share ....................................                        $     (2.99)      $     (0.10)
                                                                        ===========       ===========
  Shares used in calculating basic net
    income (loss) per share ....................                          1,872,567         6,460,293
  Shares used in calculating diluted
    earnings (loss) per share ..................                          1,872,567         8,371,415



                      (See footnotes on page 28)

                                                                 YEAR ENDED DECEMBER 31,
                                                  -------------------------------------------------------
                                                     1994                  1995                 1996
                                                  -----------           -----------           -----------
SUPPLEMENTAL STATEMENTS
  OF OPERATIONS DATA(2):
  Revenues .............................          $    23,804           $    27,786           $    25,024
  Cost of operations ...................               18,829                20,859                20,465
  Selling, general and administrative ..                1,940                 2,101                 2,142
  Depreciation and amortization ........                  818                   923                 1,236
                                                  -----------           -----------           -----------
  Income from operations ...............                2,217                 3,903                 1,181
  Interest expense .....................                 (321)                 (198)                 (284)
  Other income (expense), net ..........                 (347)                  210                   309
                                                  -----------           -----------           -----------
  Income before income taxes ...........                1,549                 3,915                 1,206
  Income tax provision .................                 (517)                 (690)                 (543)
                                                  -----------           -----------           -----------
  Net income ...........................          $     1,032           $     3,225           $       663
                                                  ===========           ===========           ===========
  Basic and diluted net income per share          $      0.36           $      1.12           $      0.23
                                                  ===========           ===========           ===========
  Shares used in per share calculation .            2,888,880             2,888,880             2,888,880
                                                  ===========           ===========           ===========



                                                                            YEAR ENDED DECEMBER 31,
                                                                      ---------------------------------
                                                                          1997                 1998
                                                                      -----------           -----------
SUPPLEMENTAL STATEMENTS
  OF OPERATIONS DATA(2):
  Revenues .................................................          $    35,111           $    86,570
  Cost of operations .......................................               27,836                62,964
  Selling, general and administrative ......................                2,942                 8,108
  Depreciation and amortization ............................                1,725                 6,306
  Start-up and integration .................................                  493                  --
  Stock compensation .......................................                4,395                   632
                                                                      -----------           -----------

  Income (loss) from operations ............................               (2,280)                8,560
  Interest expense .........................................               (1,415)               (2,792)
  Other income (expense), net ..............................                  247                    79
                                                                      -----------           -----------

  Income (loss) before income taxes ........................               (3,448)                5,847
  Income tax provision .....................................                 (302)               (2,930)
                                                                      -----------           -----------

  Income (loss) before extraordinary item ..................               (3,750)                2,917
  Extraordinary item -- early extinguishment of debt, net of
    income tax benefit of $165 .............................                   --                (1,027)
                                                                      -----------           -----------

  Net income (loss) ........................................          $    (3,750)          $     1,890
                                                                      ===========           ===========
  Redeemable convertible preferred stock accretion .........                 (531)                 (917)
                                                                      -----------           -----------

  Net income (loss) applicable to common stockholders ......          $    (4,281)          $       973
                                                                      ===========           ===========
  Basic income (loss) per common share:
    Income (loss) before extraordinary item ................          $     (0.90)          $      0.21
                                                                      -----------           -----------
    Extraordinary item .....................................                   --                 (0.11)
                                                                      -----------           -----------

    Net income (loss) per common share .....................          $     (0.90)          $      0.10
                                                                      ===========           ===========
  Diluted income (loss) per common share:
    Income (loss) before extraordinary item ................          $     (0.90)          $      0.18
    Extraordinary item .....................................                   --                 (0.09)
                                                                      -----------           -----------

    Net income (loss) per common share .....................          $     (0.90)          $      0.09
                                                                      ===========           ===========
  Shares used in calculating basic net income (loss) per
    share ..................................................            4,761,447             9,349,173
                                                                      ===========           ===========
  Shares used in calculating diluted net income (loss) per
    share ..................................................            4,761,447            11,260,295
                                                                      ===========           ===========



                           (See footnotes on page 28)

                                                   THE
                                                THE DISPOSAL                  DISPOSAL                      WASTE CONNECTIONS, INC.
                          FIBRES INTERNATIONAL,    GROUP      PREDECESSORS      GROUP      PREDECESSORS     ----------------------
                                   INC.           COMBINED       COMBINED      COMBINED      COMBINED       DECEMBER      DECEMBER
                               DECEMBER 31,      DECEMBER 31,   DECEMBER 31, DECEMBER 31,   DECEMBER 31,       31,           31,
                                  1994              1994           1995          1995          1996           1997          1998
                                ---------         ---------      ---------    ---------      ---------      ---------    ---------
HISTORICAL BALANCE SHEET
DATA(1):
Cash and equivalents            $     321         $     203      $     184    $     961      $     102      $     820    $   2,675
Working capital (deficit)             155            (4,279)            90        2,498            695            836       (8,717)
Property and equipment, net         3,810             2,771          4,035        2,221          5,069          4,185       33,043
Total assets                        6,317             7,318          9,151        6,942         15,291         18,880      149,312
Long-term debt(3)                   2,353                90            149        6,890             89          6,762       60,106
Redeemable convertible
preferred stock                        --                --             --           --             --          7,523           --
Total stockholders'
equity (deficit)                    3,045            (1,486)            --       (2,067)            --           (551)      61,063



                                                                       DECEMBER 31,
                                     -----------------------------------------------------------------------------------
                                        1994             1995              1996                1997               1998
                                     --------          --------          --------            --------           --------
SUPPLEMENTAL BALANCE SHEET
DATA(2):
Cash and equivalents                 $    349          $    859           $     81           $    946           $  2,848
Working capital (deficit) .               626               (63)            (3,721)            (2,820)           (12,324)
Property and equipment, net
                                        6,301             8,027             12,529             19,004             46,986
Total assets                            9,343            12,573             15,065             38,576            168,447
Long-term debt(3)                       4,663             2,359              1,851             11,669             63,985
Redeemable convertible
preferred stock                            --                --                 --              7,523                 --
Total stockholders' equity              2,420             3,439              6,258              6,940             68,529



                           (See footnotes on page 28)

(1) The entities Waste Connections acquired in September 1997 from BFI are collectively referred to as Waste Connections' predecessors. BFI acquired the predecessors at various times during 1995 and 1996, and prior to being acquired by BFI, the predecessors operated as separate stand-alone businesses. Various factors affect the year-to-year comparability of the amounts presented. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations" for additional information concerning Waste Connections and our predecessors.

(2) Supplemental financial data gives retroactive effect to the business combination with the Murrey Companies which occurred on January 19, 1999. Generally accepted accounting principles prohibit giving effect to a consummated business combination accounted for by the pooling-of-interests method in financial statements that do not include the date of consummation. The supplemental financial data does not extend through the date of consummation; however, such information will be included in the historical consolidated financial statements of Waste Connections after financial statements covering the date of consummation of the business combination are issued.

(3) Excludes redeemable convertible preferred stock, which converted into common stock upon our May 1998 initial public offering.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the "Selected Historical and Supplemental Financial and Operating Data," the Company's Historical and Supplemental Financial Statements and the notes thereto included elsewhere herein.

General

        Our revenues consist mainly of fees we charge customers for solid waste collection, transfer, disposal and recycling services. A large part of our collection revenues comes from providing commercial, industrial and residential services. We frequently perform these services under service agreements or franchise agreements with counties or municipal contracts. County franchise agreements and municipal contracts generally last from one to ten years. Our existing franchise agreements and all of our existing municipal contracts give Waste Connections the exclusive right to provide specified waste services in the specified territory during the contract term. These exclusive arrangements are awarded, at least initially, on a competitive bid basis and subsequently on a bid or negotiated basis. We also provide residential collection services on a subscription basis with individual households. Approximately 75% of our revenues for the year ended December 31, 1998 were derived from services provided under exclusive franchise agreements, long term municipal contracts and governmental certificates. Governmental certificates grant Waste Connections perpetual and exclusive collection rights in the covered areas. Contracts with counties and municipalities and governmental certificates provide relatively consistent cash flow during the terms of the contracts. Because we bill most residential customers quarterly, subscription agreements also provide a stable source of revenues for Waste Connections. Our collection business also generates revenues from the sale of recyclable commodities.

        We charge transfer station and landfill customers a tipping fee on a per ton basis for disposing of their solid waste at the transfer stations, the disposal facility we operate in Madera, California and the landfills we own and operate in Major County, Oklahoma and Butler County, Nebraska. Most of our transfer and landfill customers have entered into one to ten year disposal contracts with us, most of which provide for annual cost of living increases.

        We typically determine the prices for our solid waste services by the collection frequency and level of service, route density, volume, weight and type of waste collected, type of equipment and containers furnished, the distance to the disposal or processing facility, the cost of disposal or processing, and prices charged by competitors for similar services. The terms of our contracts sometimes limit our ability to pass on price increases. Long-term solid waste collection contracts typically contain a formula, generally based on a published price index, that automatically adjusts fees to cover increases in some, but not all, operating costs.

        Costs of operations include labor, fuel, equipment maintenance and tipping fees paid to third party disposal facilities, worker's compensation and vehicle insurance, the cost of materials we purchase for recycling, third party transportation expense, district and state taxes and host community fees and royalties. Waste Connections owns and/or operates 16 transfer stations, which reduce our costs by allowing us to use collection personnel and equipment more efficiently and by consolidating waste to gain more favorable disposal rates that may be available for larger quantities of waste.

        Selling, general and administrative ("SG&A") expenses include management, clerical and administrative compensation and overhead costs associated with our marketing and sales force, professional services and community relations expense.

        Depreciation and amortization expense includes depreciation of fixed assets over their estimated useful life using the straight line method and amortization of goodwill and other intangible assets using the straight line method.

        Waste Connections capitalizes some third party expenditures related to pending acquisitions or development projects, such as legal and engineering expenses. We expense indirect acquisition costs, such as executive and corporate overhead, public relations and other corporate services, as we incur them. We charge against net income any unamortized capitalized expenditures and advances (net of any portion that we believe we may recover, through sale or otherwise)that relate to any operation that is permanently shut down and any pending acquisition or landfill development project that is not completed. We routinely evaluate all capitalized costs, and expense those related to projects that we believe are not likely to succeed. As of December 31, 1998, Waste Connections had no capitalized expenditures relating to landfill development projects and $1.9 million in capitalized expenditures relating to pending acquisitions, primarily related to the merger with the Murrey Companies which ocurred on January 19, 1999.

        We accrue for estimated landfill closure and post-closure maintenance costs at the Red Carpet Landfill we own in Major County, Oklahoma and the Butler County Landfill we own in Butler County, Nebraska. Under applicable regulations, Waste Connections and Madera County, as operator and owner, respectively, are jointly liable for closure and post-closure liabilities with respect to the Fairmead Landfill. We have not accrued for such liabilities because Madera County, as required by state law, has established a special fund into which it deposits a portion of tipping fee surcharges to pay such liabilities. Consequently, we do not believe that Madera had any financial obligation for closure and post-closure costs for the Fairmead Landfill as of December 31,1998. We will have additional material financial obligations relating to closure and post-closure costs of any disposal facilities we may own or operate in the future. In such case, Waste Connections will accrue for those obligations, based on engineering estimates of consumption of permitted landfill airspace over the useful life of any such landfill.

Results of Operations

        The following table sets forth items in Waste Connections' consolidated statement of operations as a percentage of revenues for the period indicated.

                                Year Ended
                             December 31, 1998
                             -----------------
Revenues ................          100.0%
Cost of operations ......           67.6
Selling, general and
  administrative expenses            9.8
Depreciation and
  amortization expense ..            7.6
Stock compensation ......            1.3
                                   -----
Operating income ........           13.7
Interest expense, net ...           (4.2)
Income tax expense ......           (4.4)
Extraordinary loss, net
  of income tax .........           (1.9)
                                   -----
Net income (loss) .......            3.2%
                                   =====
EBITDA margin(1) ........           22.5%

        (1) EBITDA margin represents EBITDA expressed as a percentage of revenues. EBITDA represents earnings presented above before extraordinary loss, interest, (other) expense, income taxes, depreciation and amortization expense and stock compensation expense. EBITDA is not a measure of cash flow, operating results or liquidity, as determined in accordance with generally accepted accounting principles.

        The financial information for Waste Connections and our predecessors for the years ended December 31, 1996 and 1997 included in this section relates to the following entities for the periods indicated:

YEAR ENDED DECEMBER 31, 1996:
The Disposal Group Combined               January 1, 1996 through July 31, 1996
                                          (BFI acquisition date)

Predecessors Combined                     Period ended December 31, 1996
                                          (represents the combined results of
                                          operations of The Disposal Group
                                          subsequent to the BFI acquisition date
                                          and the operations for the year ended
                                          December 31, 1996 of Fibres
                                          International, Inc., which was
                                          acquired by BFI in 1995)

YEAR ENDED DECEMBER 31, 1997:
Predecessors Combined                     Nine months ended September 30, 1997
                                          (represents the combined results of
                                          operations for the nine month period
                                          of the entities acquired by BFI in
                                          1995 and 1996 described above)

Waste Connections, Inc.                   Period from(September 9, 1997) through
                                          December 31, 1997

        The Disposal Group Combined consists of three entities that were under common control before their acquisition by BFI: Diamond Fab and Welding Service, Inc., Buchmann Sanitary Service, Inc. and The Disposal Group.

        1998 vs. 1997

        Revenues. Revenues for 1998 increased $47.8 million, or 766% to $54.0 million from $6.2 million for 1997. Our revenues in 1997 resulted primarily from the purchase of Waste Connections' predecessors on September 30, 1997. Approximately $47.6 million of the increase resulted primarily from the acquisitions of our predecessors and the inclusion of their revenues for a full 12 months in 1998 and other acquisitions closed since the beginning of 1998. Approximately $244,000 of the increase in revenues during 1998 resulted from growth in the underlying operations of the business acquired from BFI. Revenues related to Waste Connections' Predecessors Combined for the nine months ended September 30, 1997 were $18.1 million.

        Cost of Operations. Cost of operations for 1998 increased $31.9 million, or 677%, to $36.6 million from $4.7 million for 1997. Our cost of operations in 1997 was attributable to the purchase of Waste Connections' predecessors on September 30, 1997. The increase resulted primarily from the acquisitions of our predecessors and the inclusion of their cost of operations for a full 12 months in 1998 and other acquisitions closed since the beginning of 1998. This increase in 1998 was offset slightly by a decline in expenses in the predecessors operations as a result of cost reduction measures. Cost of operations as a percentage of revenues declined 7.8% to 67.6% in 1998 from 75.4% in 1997. The decline in cost of operations as a percent of revenues was as a result of operating improvements implemented in the acquired businesses. Cost of operations of Waste Connections' Predecessors Combined for the nine months ended September 30, 1997 was $14.8 million, or 81.4% of revenues.

        SG&A. SG&A expenses increased $4.7 million, or 759.0%, to $5.3 million for 1998 from $619,000 for 1997. Our SG&A expense in 1997 was attributable to the purchase of Waste Connections' predecessors on September 30, 1997. The increase resulted primarily from the acquisitions of our predecessors and the inclusion of their SG&A expenses for a full 12 months in 1998 and other acquisitions closed since the beginning of 1998, combined with an increase in corporate overhead to accommodate our growth. SG&A as a percentage of revenues declined 0.1% to 9.8% for 1998 from 9.9% for 1997. The decline in SG&A as a percentage of revenues was a result of spreading of overhead expenses over a larger base of revenue from the acquisitions completed in 1998, offset by increases in corporate overhead and the costs associated with being a public company.

        Depreciation and Amortization. Depreciation and amortization expense increased $3.8 million, or 1061.5%, to $4.1 million for 1998 from $354,000 for 1997. Our depreciation and amortization expense in 1997 was attributable to the purchase of Waste Connections' predecessors on September 30, 1997. The increase resulted primarily from the acquisitions of our predecessors and the inclusion of their depreciation and amortization for a full 12 months in 1998 and other acquisitions closed since the beginning of 1998. Depreciation and amortization as a percentage of revenues increased 1.9% to 7.6% for 1998 from 5.7% for 1997. The increase in depreciation and amortization as a percentage of revenues was primarily a result of amortization of goodwill associated with acquisitions.

        Stock Compensation Expense. Stock compensation expense decreased $3.8 million, or 85.6%, to $632,000 for 1998 from $4.4 million for 1997.

Our stock compensation expense in 1997 was attributable to the valuation of common stock issued upon the initial formation of the company. Stock compensation as a percentage of revenues decreased 69.3% to 1.2% for 1998 from 70.5% for 1997. Our stock compensation expense in 1998 was attributable to stock options granted with exercise prices less than the estimated fair value of our common stock on the date of grant.

        Start Up and Integration Expense. Start up and integration expenses relate to expenses incurred in connection with our formation and integration costs relating to our initial acquisitions.

        Operating Income. Operating income increased $11.7 million from a loss of $4.3 million in 1997 to $7.4 million in 1998. The increase was attributable to the decline in stock compensation expense combined with improved operating performance and the inclusion of a full year of our predecessors operating results and other acquisitions closed since the beginning of 1998.

        Interest Expense. Interest expense increased $1.2 million, or 118%, to $2.3 million for 1998 from $1.0 million for 1997. The increase was primarily attributable to higher debt levels incurred to fund certain of our acquisitions.

        Provision for Income Taxes. Income taxes increased $2.7 million to $2.4 million for 1998 from a benefit of $332,000 for 1997. The effective income tax rate in 1998 was 46.3%, which is above the federal statutory rate of 34.0% as the result of state and local taxes, non-deductible goodwill associated with certain acquisitions and the non-deductibility of the stock compensation expense.

        Extraordinary Charges. Extraordinary charges relate to the early termination of our bank credit facility when it was replaced by a new and larger facility. We had two new credit facilities during 1998.

        Net Income. Net income increased by $6.8 million to $1.8 million for 1998, from a loss of $5.1 million for 1997. The increase was attributable to the decline in stock compensation expense combined with improved operating performance and the inclusion of a full year of our predecessors operating results and other acquisitions closed since the beginning of 1998.

        1997 vs. 1996

        Because the predecessors existed for different periods, year-to-year comparisons are not meaningful and therefore we have not included discussions of SG&A, depreciation and amortization and interest.

        Revenues. Our revenues for 1997 were $6.2 million. The revenues resulted primarily from the purchase of Waste Connections' predecessors on September 30, 1997. Revenues related to Waste Connections' Predecessors Combined for the nine months ended September 30, 1997 were $18.1 million. Waste Connections' Predecessors Combined for the period ended December 31, 1996 had revenues of $13.4 million. The Disposal Group Combined had revenues of $8.7 million for the period from January 1, 1996 to July 31, 1996. The monthly revenues for Waste Connections and Waste Connections' Predecessors Combined were essentially the same in 1997 and 1996.

        Cost of Operations. The cost of operations in 1997 was $4.7 million, or 75.4% of revenues. The cost of operations was attributable to the purchase of Waste Connections' predecessors on September 30, 1997. Cost of operations of Waste Connections' Predecessors Combined for the nine months ended September 30, 1997 was $14.8 million, or 81.4% of revenues. Waste Connections' Predecessors Combined for the period ended December 31, 1996 had cost of operations of $11.4 million, or 85.1% of revenues. During the period from January 1, 1996 to July 31, 1996, the Disposal Group had cost of operations of $6.2 million, or 70.7% of revenues. Our cost of operations as a percentage of revenues in 1997 declined from Waste Connections' Predecessors Combined cost of operations as a percentage of revenues in 1997 and 1996, due to price increases in the fourth quarter of 1997 and operating cost savings in lease expense, environmental accrual fee allocations from BFI, franchise fees and amortization of loss contract accrual. Waste Connections' Predecessors Combined cost of operations as a percentage of revenues for the nine months ended September 30, 1997 declined from 1996 due to the rollover effect of the acquisition of The Disposal Group in 1996, which had generally higher margins than the existing businesses.

SUPPLEMENTAL WASTE CONNECTIONS, INC. AND PREDECESSORS

        1998 vs. 1997

        Revenues. Total revenues increased $51.5 million, or 146.6%, to $86.6 million for 1998 from $35.1 million for 1997. Substantially all of the increase resulted primarily from the acquisitions of BFI's Washington operations and acquisitions closed since the beginning of 1998. Approximately $1.8 million resulted from growth in the base business.

        Cost of Operations. Total cost of operations increased $35.2 million, or 126.2%, to $63.0 million for 1998 from $27.8 million for 1997. The increase resulted primarily from the acquisitions of BFI's Washington operations and acquisitions closed since the beginning of 1998. Cost of operations as a percentage of revenues declined 6.6% to 72.7% for 1998 from 79.3% for 1997. The decline in cost of operations as a percentage of revenues was a result of cost reductions at acquired businesses.

        SG&A. SG&A expenses increased $5.2 million, or 175.6%, to $8.1 million for 1998 from $2.9 million for 1997. The increase was primarily attributable to the inclusion of BFI's Washington operations for 12 months and acquisitions closed since the beginning of 1998 and the additional corporate costs of being a public company and supporting the rapid pace of growth. SG&A as a percentage of revenues increased 0.9% to 9.3% for 1998 from 8.4% for 1997. The increase in SG&A as a percentage of revenues was a result of the acquisitions, which had generally higher overhead expenses and the additional corporate costs of being a public company and supporting the rapid pace of growth.

        Depreciation and Amortization. Depreciation and amortization expense increased $4.6 million, or 265.6%, to $6.3 million for 1998 from $1.7 million for 1997. The increase was primarily attributable to depreciation from acquired assets and increased amortization of goodwill from acquisitions. Depreciation and amortization as a percentage of revenues increased 2.3% to 7.2% for 1998 from 4.9% for 1997. The increase in depreciation and amortization as a percentage of revenues was primarily a result of amortization of goodwill associated with acquisitions.

        Stock Compensation Expense. Stock compensation expense decreased $3.8 million, or 85.6%, to $632,000 for 1998 from $4.4 million for 1997. Our stock compensation expense in 1997 was attributable to the valuation of common stock issued upon the initial formation of the company. Stock compensation as a percentage of revenues decreased 11.8% to 0.7% for 1998 from 12.5% for 1997. Our stock compensation expense in 1998 was attributable to stock options granted with exercise prices less than the estimated fair value of our common stock on the date of grant.

        Start Up and Integration Expense. Start up and integration expenses relate to expenses incurred in connection with Waste Connections' formation and integration costs relating to our initial acquisitions.

        Operating Income. Operating income increased $10.8 million from a loss of $2.3 million in 1997 to $8.5 million in 1998. The increase was attributable to the decline in stock compensation expense combined with improved operating performance and the inclusion of a full year of the business acquired from BFI and other acquisitions closed since the beginning of 1998.

        Interest Expense. Interest expense increased $1.4 million, or 97.3%, to $2.8 million for 1998 from $1.4 million for 1997. The increase was primarily attributable to higher debt levels incurred to fund all or a portion of the purchase price of acquired businesses.

        Provision for Income Taxes. Income taxes increased $2.6 million to $2.9 million for 1998 from $302,000 for 1997. The increase was associated with the profitability of the operations acquired from BFI. The effective income tax rate in 1998 was 50.1%, which is above the federal statutory rate of 34.0% as the result of state and local taxes, non-deductible goodwill associated with certain acquisitions and the non-deductibility of the stock compensation expense.

        Extraordinary Charges. Extraordinary charges relate to the early termination of our bank credit facility when it was replaced by a new and larger facility. We had two new credit facilities during 1998.

        Net Income. Net income increased by $5.6 million to $1.9 million for 1998, from a loss of $3.8 million for 1997. The increase was attributable to the decline in stock compensation expense combined with improved operating performance and the inclusion of a full year of the operations acquired from BFI and other acquisitions closed since the beginning of 1998.

        1997 vs. 1996

        Revenues. Total revenues increased by $10.1 million, or 40.3%, to $35.1 million in 1997 from $25.0 million in 1996. This increase was primarily attributable to our acquisition of the predecessors from BFI on December 31,1997, increased volumes, price increases as a result of increased disposal fees, the acquisition of the assets of Vashon Island Disposal and additional services to existing customers.

        Cost of Operations. Total cost of operations increased $7.4 million, or 36.0%, to $27.8 million in 1997 from $20.5 million in 1996. The increase was principally due to our acquisition of the predecessors from BFI on December 31,1997, increased volume, increased disposal costs and the cost of operations of Vashon Island Disposal. Cost of operations as a percentage of revenues declined 2.5% to 79.3% from 81.8% in 1996. The percentage decrease was primarily due to operating leverage as a result of increased volumes.

        SG&A. SG&A expenses increased approximately $800,000, or 37.3%, to $2.9 million in 1997 from $2.1 million in 1996. The increase was principally due to our acquisition of the predecessors from BFI on December 31, 1997, and increased wages and contributions to the Murrey Companies' 401(k) plan. As a percentage of revenues, SG&A decreased 0.2% to 8.4% from

8.6% in 1996 as a result of operating leverage with the increased revenues.

        Depreciation and Amortization. Depreciation and amortization expense increased approximately $489,000, or 39.6%, to $1.7 million in 1997 from $1.2 million in 1996. The increase resulted from our acquisition of the predecessors from BFI on December 31, 1997, and the purchase of additional collection equipment and containers. Depreciation and amortization expense remained constant as a percentage of revenues at 4.9%.

        Interest Expense. Interest expense increased approximately $1.1 million, or 398.2%, to $1.4 million in 1997 from approximately $284,000 in 1996. The increased interest expense was a result of higher debt levels resulting from our acquisition of the predecessors from BFI on December 31, 1997 and the purchase of additional property and equipment.

Liquidity and Capital Resources

        Our business is capital intensive. Our capital requirements include acquisitions and fixed asset purchases. We expect that we will also make capital expenditures for landfill cell construction, landfill development and landfill closure activities in the future. We plan to meet our capital needs through various financing sources, including internally generated funds, debt and equity financings.

        As of December 31, 1998, Waste Connections had a working capital deficit of $8.7 million, including cash and cash equivalents of $2.7 million. Approximately $8.5 million of the working capital deficit was a short-term note payable related to a business acquired in December 1998. In managing our working capital, we generally apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements to reduce our indebtedness under our bank revolving credit facility and to minimize our cash balances. We finance our working capital requirements from internally generated funds and bank borrowings.

        At inception, Waste Connections sold 2,300,000 shares of common stock at $0.01 per share to its founders and 2,499,998 shares of Series A Preferred Stock at $2.80 per share. In May and June 1998, we received approximately $24.0 million in net proceeds from the sale of 2,300,000 shares in our initial public offering (including exercise by the underwriters of their over allotment option). In February 1999, we received approximately $65.3 million in net proceeds from the sale of 3,999,307 shares in a secondary public offering (including exercise by the underwriters of their over allotment option). As of March 15, 1999, Waste Connections had sold or issued an additional 5,760,659 shares of common stock at a weighted average value of $13.32 per share (excluding the preferred shares and shares issued in the offerings described above), and had options and warrants outstanding to purchase 1,402,147 shares of common stock at a weighted average exercise price of $10.71 per share.

        Waste Connections has a $125 million revolving credit facility with a syndicate of banks for which BankBoston, N.A. acts as agent. Virtually all of our assets, including Waste Connections' interest in the equity securities of our subsidiaries, secure our obligations under the credit facility. The credit facility matures in 2003 and bears interest at a rate per annum equal to, at our discretion, either the BankBoston Base Rate plus applicable margin, or the Eurodollar Rate plus applicable margin. The credit facility requires Waste Connections to maintain certain financial ratios and satisfy other predetermined requirements, such as minimum net worth, net income and limits on capital expenditures. It also requires the lenders' approval of acquisitions in certain circumstances. As of December

31, 1998, an aggregate of approximately $57.3 million was outstanding under our credit facility, and the interest rate on outstanding borrowings under the credit facility was approximately 7.0%. We have received preliminary commitments to increase the credit facility to $210.0 million. The expanded credit facility will be used for (i) permitted acquisitions; (ii) capital expenditures; (iii) working capital; (iv) standby letters of credit; and (v) general corporate purposes. The expanded credit facility will bear interest at a rate per annum equal to, at our discretion, either: (i) the BankBoston Base Rate; or (ii) the Eurodollar Rate plus applicable margin. When completed we expect the expanded credit facility to allow us to continue our acquisition-based growth strategy.

        For the year ended December 31, 1998, operations provided approximately $6.1 million of net cash, most of which was provided by operating results for the period, non-cash charges for stock compensation and one time extraordinary non-cash charges for extinguishment of debt. This was offset by an approximately $3.3 million increase in working capital (net of acquisitions) in 1998.

        For the year ended December 31, 1998, we used $62.5 million for investing activities. Of this amount, we used approximately $56.3 million to fund the cash portion of acquisitions and approximately $6.2 million for capital expenditures related to trucks, information systems and landfill construction activities.

        For the year ended December 31, 1998, financing activities provided net cash of $58.3 million, which was provided by net borrowings under our credit facility and $24.0 million in proceeds from the sale of common stock in our initial public offering.

        We made approximately $6.2 million in capital expenditures during the year ended December 31, 1998. We expect to make capital expenditures of approximately $6.0 million in 1999 in connection with our existing business. We intend to fund our planned 1999 capital expenditures principally through existing cash, internally generated funds, and borrowings under our existing credit facility. In addition, we may make substantial additional capital expenditures in acquiring solid waste collection and disposal businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity. We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities. We believe that our credit facility and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future.

        On January 19, 1999, we merged with Murreys Disposal Company, Inc., DM Disposal Co., Inc. American Disposal Company, Inc., and Tacoma Recycling, Inc. (collectively, the "Murrey Companies). The transactions were accounted for as poolings-of-interests, whereby we issued 2,888,880 shares of our common stock for all of the outstanding shares of the Murrey Companies. In connection with the merger with the Murrey Companies, we incurred transaction related costs of approximately $6.2 million, which will be charged to operations in the first quarter of 1999.

        Effective February 9, 1999, we sold approximately 4.0 million shares of our common stock at $17.50 per share. As a result of the offering, we received approximately $65.3 million in net proceeds and used the proceeds to pay down approximately $50.2 million of our outstanding debt.

        Between January 1, 1999 and March 15, 1999, we acquired or signed definitive agreements to acquire three companies, one of which is subject to certain regulatory approvals. The consideration to be paid for these acquisitions consists of a combination of cash and shares of our common stock and will materially increase our borrowings under our credit facility and our number of outstanding shares.

        Goodwill represents the excess of the purchase price over the fair value of the net assets of the acquired entities, and is amortized on a straight-line basis over the period of expected benefit of 40 years. Accumulated amortization amounted to $64,000 and $1.4 million as of December 31, 1997 and 1998, respectively. Within the purchase price of an acquired company, we first assign value to the tangible assets, followed by intangible assets, including covenants not to compete and certain contracts and customer lists that are determinable both in terms of size and life. We determine value of the other intangible assets by considering, among other things, the present value of the cash flows associated with those assets.

        We continually evaluate the value and future benefits of our intangible assets, including goodwill. We assess the recoverability from future operations using cash flows and income from operations of the related acquired businesses as measures. Under this approach, the carrying value would be reduced if it becomes probable that our best estimate for expected future cash flows of the related business would be less than the carrying amount of the intangible assets. As of December 31, 1998, there have been no adjustments to the carrying amounts of intangibles resulting from these evaluations. As of December 31, 1998, our goodwill and other intangible assets represented approximately 66.2% of our total assets and 161.8% of stockholder's equity.

        We derive a substantial portion of our revenues from services provided under exclusive municipal contracts and franchise agreements. Our single largest contract, with the City of Vancouver, accounted for approximately 18.1% of our revenues during the period from inception (September 9, 1997) through December 31, 1997, and 8.7% during the year ended December 31, 1998. Approximately nine years remain under that contract. No other single contract or customer accounted for more than 7.1% of our revenues during the period from inception (September 9, 1997) through December 31, 1997, or more than 5.0% during the year ended December 31, 1998.


INFLATION

        To date, inflation has not significantly affected our operations. Consistent with industry practice, many of our contracts allow us to passthrough certain costs to our customers, including increases in landfill tipping fees and, in some cases, fuel costs. Therefore, we believe that we should be able to increase prices to offset many cost increases that result from inflation. However, competitive pressures may require us to absorb at least part of these cost increases, particularly during periods of high inflation.

SEASONALITY

        Based on historic trends experienced by the businesses we have acquired, we expect our operating results to vary seasonally, with revenues typically lowest in the first quarter, higher in the second and third quarters and lower in the fourth quarter than in the second and third quarters.

YEAR 2000 ISSUES

        We will need to modify or replace portions of our software so that our computer systems will function properly with respect to dates in the Year 2000 and afterwards. We expect to complete those modifications and upgrades during 1999, at a total cost of approximately $100,000. We have spent part of our Year 2000 budget on replacing our billing systems in Maltby and Vancouver, Washington. Because our operations rely primarily on mechanical systems such as trucks to collect solid waste, we do not expect our operations to be significantly affected by Year 2000 issues. Our customers may need to make Year 2000 modifications to software and hardware that they use to generate records, bills and payments relating to Waste Connections. We do not rely on vendors on a routine basis except for providers of disposal services. We bring waste to a site and are normally billed based on tonnage received. We believe that if our disposal vendors encounter Year 2000 problems, they will convert to manual billing based on scale recordings until they resolve those issues.

        In assessing our exposure to Year 2000 issues, management believes our biggest challenges lie in the following areas: Year 2000 issues at Waste Connections' banks, large (typically municipal) customers, and acquired businesses between the time Waste Connections acquires them and the time we implement our own systems. We are obtaining Year 2000 compliance certifications from our vendors, banks and customers. If Waste Connections and our vendors, banks and customers do not complete the required Year 2000 modifications on time, the Year 2000 issue could materially affect our operations. We believe, however, that in the most reasonably likely worst case, the effects of Year
2000 issues on our operations would be brief and small relative to our overall operations. We have not made a contingency plan to minimize operational problems if we and our vendors, banks and customers do not timely complete all required Year 2000 modifications.


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        We currently utilize no material derivative financial instruments that expose us to significant market risk. In October of 1998, we entered into an interest rate swap agreement with BankBoston that effectively converts $27.7 million of our floating rate debt into two year fixed rate debt with an interest rate of 6.4%. We are exposed to cash flow risk due to changes in interest rates with respect to the remainder of the balance our credit facility and the letter of credit underlying the Madera bonds. As of March 15, 1999, we had no debt balance above the $27.7 million that is subject to the interest rate swap and maintained a letter of credit of $1.8 million.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See Item 14 of Part IV of this Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

        Except as set forth above in Part I under "Executive Officers," the information required by Part III (Items 10 through 13) has been omitted from this report, and is incorporated by reference to the captions "Principal Stockholders," "Election of Directors" and "Executive Compensation" in the Company's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders, which the Company will file with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's 1998 fiscal year.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

        (a) See Index to Financial Statements on page F-1.
The following Financial Statement Schedule is filed herewith and made a part hereof:

                Schedule II -- Valuation and Qualifying Accounts

        All other schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

        (b) No reports on Form 8-K were filed during the last quarter of the Company's fiscal year ended December 31, 1998.

        (c) See Exhibit Index immediately following signature pages.

                          INDEX TO FINANCIAL STATEMENTS

WASTE CONNECTIONS, INC. AND PREDECESSORS

  Report of Ernst & Young LLP, Independent Auditors .................  F-3
  Consolidated Balance Sheets of Waste Connections, Inc. as
     of December 31, 1997  and 1998 .................................  F-4
  Combined Statement of Operations of Predecessors for the
     nine months ended September 30, 1997 ...........................  F-5
  Consolidated Statements of Operations of Waste
     Connections, Inc. for the period from inception
     (September 9, 1997) through December 31, 1997
     and the year ended December 31, 1998 ...........................  F-5
  Combined Statement of Operations of The Disposal Group for
     the period from January 1, 1996 through July 31, 1996 ..........  F-6
  Combined Statement of Operations of Predecessors for the
     period ended December 31, 1996 .................................  F-6
  Consolidated Statements of Redeemable Stock and
     Stockholders' Equity (Deficit) of Waste Connections,
     Inc. for the period from inception (September 9, 1997)
     through December 31, 1997 and the year ended
     December 31, 1998 ..............................................  F-7
  Combined Statement of Cash Flows of Predecessors for the
     nine months ended September 30, 1997 ...........................  F-8
  Consolidated Statements of Cash Flows of Waste
     Connections, Inc. for the period from inception
     (September 9, 1997) through December 31, 1997
     and the year ended December 31, 1998 ...........................  F-8
  Combined Statement of Cash Flows of The Disposal Group for
     the period from January 1, 1996 through July 31, 1996 ..........  F-9
  Combined Statement of Cash Flows of Predecessors for the
     period ended December 31, 1996 .................................  F-9
Notes to Financial Statements .......................................  F-10

SUPPLEMENTAL WASTE CONNECTIONS, INC. AND PREDECESSORS

  Report of Ernst & Young LLP, Independent Auditors .................  F-26
  Supplemental Consolidated Balance Sheets of Waste
     Connections, Inc. as of December 31, 1997 and 1998 .............  F-27
  Combined Statement of Operations of Predecessors for the
     nine months ended September 30, 1997 ...........................  F-28
  Supplemental Consolidated Statements of Operations of
     Waste Connections, Inc. for the years ended December 31,
     1997 and 1998 ..................................................  F-28

 Combined Statement of Operations of The Disposal Group for
     the period from January 1, 1996 through July 31, 1996 ..........  F-29
 Combined Statement of Operations of Predecessors for the
     period ended December 31, 1996 .................................  F-29
 Supplemental Consolidated Statement of Operations of Waste
     Connections, Inc. for the year ended December 31, 1996 .........  F-29
 Supplemental Consolidated Statement of Redeemable Stock
     and Stockholders' Equity of Waste Connections, Inc. for
     the years ended December 31, 1996, 1997 and 1998 ...............  F-30
 Combined Statement of Cash Flows of Predecessors for the
     nine months ended September 30, 1997 ...........................  F-31
 Supplemental Consolidated Statements of Cash Flows of
     Waste Connections, Inc. for the years ended December 31,
     1997 and 1998 ..................................................  F-31
 Combined Statement of Cash Flows of The Disposal Group for
     the period from January 1, 1996 through July 31, 1996 ..........  F-32
 Combined Statement of Cash Flows of Predecessors for the
     period ended December 31, 1996 .................................  F-32
 Supplemental Consolidated Statement of Cash Flows of Waste
     Connections, Inc. for the year ended December 31, 1996 .........  F-32
 Notes to Supplemental Consolidated Financial Statements ............  F-33

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders
Waste Connections, Inc.

    We have audited the accompanying financial statements of Waste Connections, Inc. and Predecessors as of December 31, 1997 and 1998, and for each of the three years in the period ended December 31, 1998 which appear on pages F-4 through F-9 herein as listed in the accompanying Index to Financial Statements. Our audits also included the financial statement schedule listed in Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Waste Connections, Inc. and Predecessors at December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               ERNST & YOUNG LLP

Sacramento, California
February 17, 1999

                    WASTE CONNECTIONS, INC. AND PREDECESSORS

                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                    WASTE CONNECTIONS, INC.
                                                                                          CONSOLIDATED
                                                                                   ---------------------------
                                                                                           DECEMBER 31,
                                                                                      1997              1998
                                                                                    ---------         ---------
ASSETS
Current assets:
  Cash and equivalents .....................................................        $     820         $   2,675
  Accounts receivable, less allowance for doubtful accounts of $19 and
  $362 at December 31, 1997 and December 31, 1998, respectively ............            3,940            10,769
  Prepaid expenses and other current assets ................................              358             2,246
                                                                                    ---------         ---------
        Total current assets ...............................................            5,118            15,690
Property and equipment, net ................................................            4,185            33,043
Intangible assets, net .....................................................            9,550            98,785
Other assets ...............................................................               27             1,794
                                                                                    ---------         ---------
                                                                                    $  18,880         $ 149,312
                                                                                    =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable .........................................................        $   2,609         $   6,598
  Deferred revenue .........................................................              597             2,052
  Accrued liabilities ......................................................              825             4,154
  Current portion of long-term debt ........................................               --             9,516
  Other current liabilities ................................................              251             2,087
                                                                                    ---------         ---------
        Total current liabilities ..........................................            4,282            24,407
Long-term debt .............................................................            6,762            60,106
Deferred income taxes ......................................................              162             1,645
Other long-term liabilities ................................................              702             2,091
Commitments and contingencies (Note 7)
Redeemable convertible preferred stock: $.01 par value; 2,500,000 shares authorized at December 31, 1997 (none authorized at December 31,
  1998); 2,499,998 shares issued and outstanding at December 31, 1997; no shares issued and outstanding at December 31, 1998 (aggregate liquidation
   preference of $10,500 at December 31, 1997) .............................            7,523                --
Stockholders' equity (deficit):
  Preferred stock: $.01 par value; 7,500,000 and 10,000,000 shares authorized at December 31, 1997 and 1998, respectively; none issued and
    outstanding ............................................................               --                --
  Common stock: $.01 par value; 50,000,000 shares authorized; 2,300,000 and 9,435,233 shares issued and outstanding at December 31, 1997 and
   1998, respectively ......................................................               23                94
  Additional paid-in capital ...............................................            5,105            66,163
  Stockholder notes receivable .............................................              (82)               --
  Deferred stock compensation ..............................................               --              (428)
  Accumulated deficit ......................................................           (5,597)           (4,766)
                                                                                    ---------         ---------
        Total stockholders' equity (deficit) ...............................             (551)           61,063
                                                                                    ---------         ---------
                                                                                    $  18,880         $ 149,312
                                                                                    =========         =========



                             See accompanying notes.

                    WASTE CONNECTIONS, INC. AND PREDECESSORS

                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1997 AND 1998
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                 WASTE CONNECTIONS, INC. CONSOLIDATED
                                                          PREDECESSORS       -----------------------------------------
                                                             COMBINED            PERIOD
                                                            NINE MONTHS      FROM INCEPTION
                                                              ENDED         (SEPTEMBER 9, 1997)
                                                          SEPTEMBER 30,           THROUGH                 YEAR ENDED
                                                          1997 (NOTE 1)      DECEMBER 31, 1997         DECEMBER 31, 1998
                                                          -------------      -----------------         -----------------
Revenues ..........................................        $    18,114         $     6,237               $    54,042
Operating expenses:
  Cost of operations ..............................             14,753               4,703                    36,554
  Selling, general and administrative .............              3,009                 619                     5,317
  Depreciation and amortization ...................              1,083                 354                     4,112
  Start-up and integration ........................                 --                 493                        --
  Stock compensation ..............................                 --               4,395                       632
                                                           -----------         -----------               -----------
Income (loss) from operations .....................               (731)             (4,327)                    7,427
Interest expense ..................................               (456)             (1,035)                   (2,257)
Other income (expense), net .......................                 14                 (36)                       --
                                                           -----------         -----------               -----------
Income (loss) before income taxes .................             (1,173)             (5,398)                    5,170
Income tax (provision) benefit ....................                 --                 332                    (2,395)
                                                           -----------         -----------               -----------
Income (loss) before extraordinary item ...........             (1,173)             (5,066)                    2,775
Extraordinary item -- early extinguishment
  of debt, net of tax benefit of $264 .............                 --                  --                    (1,027)
                                                           -----------         -----------               -----------
Net income (loss) .................................        $    (1,173)        $    (5,066)              $     1,748
                                                           ===========         ===========               ===========
Redeemable convertible preferred stock accretion ..                                   (531)                     (917)
                                                                               -----------               -----------
Net income (loss) applicable to common stockholders                            $    (5,597)              $       831
                                                                               ===========               ===========
Basic income (loss) per share:
  Income (loss) before extraordinary item .........                            $     (2.99)              $      0.29
  Extraordinary item ..............................                                     --                     (0.16)
                                                                               -----------               -----------
  Net income (loss) per share .....................                            $     (2.99)              $      0.13
                                                                               ===========               ===========
Diluted income (loss) per common share:
  Income (loss) before extraordinary item .........                            $     (2.99)              $      0.22
  Extraordinary item ..............................                                     --                     (0.12)
                                                                               -----------               -----------
  Net income (loss) per common share ..............                            $     (2.99)              $      0.10
                                                                               ===========               ===========
Shares used in calculating basic income (loss)
   per share ......................................                              1,872,567                 6,460,293
                                                                               ===========               ===========
Shares used in  calculating diluted income (loss)
  per share .......................................                              1,872,567                 8,371,415
                                                                               ===========               ===========



                             See accompanying notes.

                    WASTE CONNECTIONS, INC. AND PREDECESSORS

                          YEAR ENDED DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                                                  PREDECESSORS
                                                  --------------------------------------------
                                                   THE DISPOSAL
                                                  GROUP COMBINED
                                                    PERIOD FROM            PREDECESSORS
                                                  JANUARY 1, 1996         COMBINED PERIOD
                                                      THROUGH          ENDED DECEMBER 31, 1996
                                                   JULY 31, 1996              (NOTE 1)
                                                  ---------------      -----------------------
Revenues ............................                $  8,738                 $ 13,422
Operating expenses:
  Cost of operations ................                   6,174                   11,420
  Selling, general and administrative                   2,126                    1,649
  Depreciation and amortization .....                     324                      962
                                                     --------                 --------
Income (loss) from operations .......                     114                     (609)
Interest expense ....................                     (12)                    (225)
Other income (expense), net .........                   2,661                     (147)
                                                     --------                 --------
Income (loss) before income taxes ...                   2,763                     (981)
Income tax (provision) benefit ......                    (505)                      --
                                                     --------                 --------
Net income (loss) ...................                $  2,258                 $   (981)
                                                     ========                 ========



                             See accompanying notes.

                    WASTE CONNECTIONS, INC. AND PREDECESSORS

                  CONSOLIDATED STATEMENTS OF REDEEMABLE STOCK
                       AND STOCKHOLDERS' EQUITY (DEFICIT)
                   PERIOD FROM INCEPTION (SEPTEMBER 9, 1997)
         THROUGH DECEMBER 31, 1997 AND THE YEAR ENDED DECEMBER 31, 1998
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                             WASTE CONNECTIONS, INC. CONSOLIDATED
                                           ------------------------------------------------------------------------


                                                      REDEEMABLE
                                                     CONVERTIBLE                           REDEEMABLE
                                                   PREFERRED STOCK                        COMMON STOCK
                                           -----------------------------         -----------------------------
                                             SHARES             AMOUNT             SHARES             AMOUNT
                                           ----------         ----------         ----------         ----------
Balances at inception .............                --         $       --                 --         $       --
Sale of redeemable
 convertible preferred stock ......         2,499,998              6,992                 --                 --
Sale of common stock ..............                --                 --                 --                 --
Issuance of common stock warrants .                --                 --                 --                 --
Issuance of stockholder notes
  receivable ......................                --                 --                 --                 --
Accretion of redeemable
 convertible preferred stock ......                --                531                 --                 --
Net loss ..........................                --                 --                 --                 --
                                           ----------         ----------         ----------         ----------
Balances at December 31, 1997 .....         2,499,998              7,523                 --                 --
Issuance of redeemable common
 stock ............................                --                 --          1,000,000              7,500
Issuance of common stock
 warrants .........................                --                 --                 --                 --
Common stock sold in
 connection with initial public
 offering .........................                --                 --                 --                 --
Issuance of common stock ..........                --                 --                 --                 --
Accretion of redeemable
 convertible preferred stock ......                --                917                 --                 --
Preferred stock dividend ..........                --               (161)                --                 --
Conversion of redeemable
 preferred stock ..................        (2,499,998)            (8,279)                --                 --
Conversion of redeemable
 common stock .....................                --                 --         (1,000,000)            (7,500)
Deferred stock compensation
 associated with stock options ....                --                 --                 --                 --
Amortization of deferred
 stock compensation ...............                --                 --                 --                 --
Exercise of stock options .........                --                 --                 --                 --
Exercise of warrants ..............                --                 --                 --                 --
Payment of stockholder notes
 receivable .......................                --                 --                 --                 --
Net income ........................                --                 --                 --                 --
                                           ----------         ----------         ----------         ----------
Balances at December 31,
 1998 .............................                --         $       --                 --         $       --
                                           ==========         ==========         ==========         ==========



                                                                     WASTE CONNECTIONS, INC. CONSOLIDATED
                                            ---------------------------------------------------------------------------------------
                                                                                                STOCKHOLDERS' EQUITY (DEFICIT)
                                            ---------------------------------------------------------------------------------------
                                                    COMMON STOCK               ADDITIONAL       STOCKHOLDER           DEFERRED
                                            ----------------------------         PAID-IN            NOTES               STOCK
                                              SHARES            AMOUNT           CAPITAL         RECEIVABLE         COMPENSATION
                                            ----------        ----------        ----------        ----------         ----------
Balances at inception .............                 --        $       --        $       --        $       --         $       --
Sale of redeemable
 convertible preferred stock ......                 --                --                --                --                 --
Sale of common stock ..............          2,300,000                23             4,395                --                 --
Issuance of common stock warrants .                 --                --               710                --                 --
Issuance of stockholder notes
  receivable ......................                 --                --                --               (82)                --
Accretion of redeemable
 convertible preferred stock ......                 --                --                --                --                 --
Net loss ..........................                 --                --                --                --                 --
                                            ----------        ----------        ----------        ----------         ----------
Balances at December 31, 1997 .....          2,300,000                23             5,105               (82)                --
Issuance of redeemable common
 stock ............................                 --                --                --                --                 --
Issuance of common stock
 warrants .........................                 --                --             2,388                --                 --
Common stock sold in
 connection with initial public
 offering .........................          2,300,000                23            23,963                --                 --
Issuance of common stock ..........          1,054,634                10            17,783                --                 --
Accretion of redeemable
 convertible preferred stock ......                 --                --                --                --                 --
Preferred stock dividend ..........                 --                --                --                --                 --
Conversion of redeemable
 preferred stock ..................          2,499,998                25             8,254                --                 --
Conversion of redeemable
 common stock .....................          1,000,000                10             7,490                --                 --
Deferred stock compensation
 associated with stock options ....                 --                --               821                --               (821)
Amortization of deferred
 stock compensation ...............                 --                --                --                --                393
Exercise of stock options .........             57,912                 1               223                --                 --
Exercise of warrants ..............            222,689                 2               136                --                 --
Payment of stockholder notes
 receivable .......................                 --                --                --                82                 --
Net income ........................                 --                --                --                --                 --
                                            ----------        ----------        ----------        ----------         ----------
Balances at December 31,
 1998 .............................          9,435,233        $       94        $   66,163        $       --         $     (428)
                                            ==========        ==========        ==========        ==========         ==========



                                           WASTE CONNECTIONS, INC. CONSOLIDATED
                                          --------------------------------------
                                              STOCKHOLDERS' EQUITY (DEFICIT)
                                              ------------------------------
                                              ACCUMULATED
                                                DEFICIT              TOTAL
                                              ----------         ----------
Balances at inception .............           $       --         $       --
Sale of redeemable
 convertible preferred stock ......                   --                 --
Sale of common stock ..............                   --              4,418
Issuance of common stock warrants .                   --                710
Issuance of stockholder notes
  receivable ......................                   --                (82)
Accretion of redeemable
 convertible preferred stock ......                 (531)              (531)
Net loss ..........................               (5,066)            (5,066)
                                              ----------         ----------
Balances at December 31, 1997 .....               (5,597)              (551)
Issuance of redeemable common
 stock ............................                   --                 --
Issuance of common stock
 warrants .........................                   --              2,388
Common stock sold in
 connection with initial public
 offering .........................                   --             23,986
Issuance of common stock ..........                   --             17,793
Accretion of redeemable
 convertible preferred stock ......                 (917)              (917)
Preferred stock dividend ..........                   --                 --
Conversion of redeemable
 preferred stock ..................                   --              8,279
Conversion of redeemable
 common stock .....................                   --              7,500
Deferred stock compensation
 associated with stock options ....                   --                 --
Amortization of deferred
 stock compensation ...............                   --                393
Exercise of stock options .........                   --                224
Exercise of warrants ..............                   --                138
Payment of stockholder notes
 receivable .......................                   --                 82
Net income ........................                1,748              1,748
                                              ----------         ----------
Balances at December 31,
 1998 .............................           $   (4,766)        $   61,063
                                              ==========         ==========



                            See accompanying notes.

                    WASTE CONNECTIONS, INC. AND PREDECESSORS

                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1997 AND 1998
                                 (IN THOUSANDS)

                                                                                             WASTE CONNECTIONS, INC. CONSOLIDATED
                                                                                           ----------------------------------------
                                                                         PREDECESSORS
                                                                           COMBINED            PERIOD FROM
                                                                         NINE MONTHS            INCEPTION
                                                                            ENDED          (SEPTEMBER 9, 1997)
                                                                         SEPTEMBER 30,           THROUGH             YEAR ENDED
                                                                         1997 (NOTE 1)      DECEMBER 31, 1997     DECEMBER 31, 1998
                                                                         -------------     -------------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ..........................................            $  (1,173)            $  (5,066)            $   1,748
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Gain on sale of assets .................................                   (4)                   --                    --
      Depreciation and amortization ..........................                1,083                   354                 4,112
      Deferred income taxes ..................................                   --                  (369)                1,391
      Amortization of debt issuance costs, debt guarantee fees
        and accretion of discount on long-term debt ..........                   --                   860                   192
      Stock compensation .....................................                   --                 4,395                   632
      Extraordinary item -- extinguishment of debt ...........                   --                    --                 1,291
      Changes in operating assets and liabilities, net of
        effects from acquisitions:
         Accounts receivable, net ............................                 (604)               (1,021)               (2,159)
         Prepaid expenses and other current assets ...........                  (74)                  (51)               (1,587)
         Accounts payable ....................................                 (221)                2,607                  (566)
         Deferred revenue ....................................                 (137)                  169                   878
         Accrued liabilities .................................                 (450)                  801                    49
         Other liabilities ...................................                   --                   (65)                   85
                                                                          ---------             ---------             ---------
  Net cash provided by (used in) operating activities ........               (1,580)                2,614                 6,066
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment ...............                  188                    --                   132
  Payments for acquisitions, net of cash acquired ............                   --               (11,493)              (56,341)
  Prepaid acquisition costs ..................................                   --                   (20)                   --
  Capital expenditures for property and equipment ............                 (735)                 (264)               (6,248)
  Decrease (increase) in other assets ........................                   22                   (19)                  (94)
  Proceeds from stockholder notes receivable .................                   --                    --                    82
  Issuance of stockholder notes receivable ...................                   --                   (82)                   --
                                                                          ---------             ---------             ---------
  Net cash used in investing activities ......................                 (525)              (11,878)              (62,469)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net intercompany balance ...................................                2,142                    --                    --
  Proceeds from short-term borrowings ........................                   --                   600                    --
  Proceeds from long-term debt ...............................                   --                 5,500                77,402
  Principal payments on notes payable ........................                  (38)               (2,724)               (3,374)
  Principal payments on long-term debt .......................                   --                  (157)              (39,103)
  Proceeds from sale of redeemable convertible preferred
    stock ....................................................                   --                 6,992                    --
  Proceeds from sale of common stock .........................                   --                    23                23,986
  Proceeds from option and warrant exercises .................                   --                    --                   362
  Payment of preferred stock dividend ........................                   --                    --                  (161)
  Debt issuance costs ........................................                   --                  (150)                 (854)
                                                                          ---------             ---------             ---------
  Net cash provided by financing activities ..................                2,104                10,084                58,258
                                                                          ---------             ---------             ---------
Net increase (decrease) in cash and equivalents ..............                   (1)                  820                 1,855
Cash and equivalents at beginning of period ..................                  102                    --                   820
                                                                          ---------             ---------             ---------
Cash and equivalents at end of period ........................            $     101             $     820             $   2,675
                                                                          =========             =========             =========
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION AND
  NON-CASH TRANSACTIONS:
  Cash paid for income taxes .................................            $      --             $      --             $     509
                                                                          =========             =========             =========
  Cash paid for interest .....................................            $      --             $     183             $   1,590
                                                                          =========             =========             =========
  Redeemable convertible preferred stock accretion ...........                                  $     531             $     917
                                                                                                =========             =========
  In connection with the BFI related acquisitions (Note 2),
    the Company assumed liabilities as follows:
    Fair value of assets acquired ............................                                  $  17,040             $ 120,507
    Cash paid for acquisitions (including acquisition costs) .                                    (11,493)              (56,341)
                                                                                                ---------             ---------
    Liabilities assumed, stock and notes payable issued to
      sellers ................................................                                  $   5,547             $  64,166
                                                                                                =========             =========



                             See accompanying notes.

                    WASTE CONNECTIONS, INC. AND PREDECESSORS

                          YEAR ENDED DECEMBER 31, 1996
                                 (IN THOUSANDS)


                                                                               PREDECESSORS
                                                                  ----------------------------------
                                                                    THE DISPOSAL
                                                                   GROUP COMBINED      PREDECESSORS
                                                                    PERIOD FROM           COMBINED
                                                                     JANUARY 1,         PERIOD ENDED
                                                                   1996 THROUGH         DECEMBER 31,
                                                                  JULY 31, 1996        1996 (NOTE 1)
                                                                  ---------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ....................................            $ 2,258             $  (981)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization .....................                324                 962
     Deferred income taxes .............................                298                  --
     Changes in operating assets and liabilities, net of
       effects from acquisitions:
       Accounts receivable, net ........................              1,201              (1,992)
       Prepaid expenses and other current assets .......                 (2)               (104)
       Accounts payable ................................                (45)                713
       Deferred revenue ................................               (522)                421
       Accrued liabilities .............................               (987)                428
                                                                    -------             -------
  Net cash provided by (used in) operating activities ..              2,525                (553)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment .........                 --                 117
  Capital expenditures for property and equipment ......                 (7)               (282)
  Decrease in other assets .............................                 --                  33
                                                                    -------             -------
Net cash used in investing activities ..................                 (7)               (132)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net intercompany balance .............................                 --                 642
  Proceeds from long-term debt .........................                142                  --
  Principal payments on long-term debt .................               (427)                 --
  Principal payments on notes payable ..................                 --                 (39)
                                                                    -------             -------
Net cash provided by (used in) financing activities ....               (285)                603
                                                                    -------             -------
Net increase (decrease) in cash and equivalents ........              2,233                 (82)
Cash and equivalents at beginning of period ............                961                 184
                                                                    -------             -------
Cash and equivalents at end of period ..................            $ 3,194             $   102
                                                                    =======             =======



                             See accompanying notes.

                    WASTE CONNECTIONS, INC. AND PREDECESSORS

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
         (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

    Waste Connections, Inc. ("WCI" or "the Company") was incorporated in Delaware on September 9, 1997 and commenced its operations on October 1, 1997 through the purchase of certain solid waste operations in Washington, as more fully described below and in Note 2. The Company is a regional, integrated, non-hazardous solid waste services company that provides collection, transfer, disposal and recycling services to commercial, industrial and residential customers in California, Idaho, Kansas, Nebraska, Oklahoma, Oregon, South Dakota, Utah, Washington and Wyoming.

Basis of Presentation

    The consolidated financial statements of the Company include the accounts of WCI and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

    The entities the Company acquired in September 1997 from Browning-Ferris Industries, Inc. ("BFI") are collectively referred to herein as the Company's predecessors. BFI acquired the predecessor operations at various times during 1995 and 1996, and prior to being acquired by BFI, the predecessors operated as separate stand-alone businesses.

    During the periods in which the Company's predecessors operated as wholly owned subsidiaries of BFI, they maintained intercompany accounts with BFI for recording intercompany charges for costs and expenses, intercompany purchases of equipment and additions under capital leases and intercompany transfers of cash, among other transactions. It is not feasible to ascertain the amount of related interest expense that would have been recorded in the historical financial statements had the predecessors been operated as stand-alone entities. Charges for interest expense were allocated to the Company's predecessors by BFI as disclosed in the accompanying Statement of Operations. The interest expense allocations from BFI are based on formulas that do not necessarily correspond with the balances in the related intercompany accounts. Moreover, the financial position and results of operations of the predecessors during this period may not necessarily be indicative of the financial position or results of operations that would have been realized had the predecessors been operated as stand-alone entities. For the periods in which the predecessors operated as wholly owned subsidiaries of BFI, the statements of operations include amounts allocated by BFI to the predecessors for selling, general and administrative expenses based on certain allocation methodologies which the Company's management believes are reasonable.

    During the periods prior to their acquisition by BFI, the Company's predecessors operated as separate stand-alone businesses. The acquisitions of the predecessors by BFI were accounted for using the purchase method of accounting, and the respective purchase prices were allocated to the fair values of the assets acquired and liabilities assumed. Similarly, the Company's acquisitions of the predecessors from BFI in September 1997 were accounted for using the purchase method of accounting, and the purchase price was allocated to the fair value of the assets acquired and liabilities assumed. Consequently, the amounts of depreciation and amortization included in the statements of operations for the periods presented reflect the changes in basis of the underlying assets that were made as a result of the changes in ownership that occurred during the periods presented. In addition, because the predecessor companies operated independently and were not under common control or management during these periods, and because different tax strategies may have influenced their results of operations, the data may not be comparable to or indicative of their operating results after their acquisition by BFI.

    Due to the manner in which BFI intercompany transactions were recorded as described above, it is not feasible to present a detailed analysis of transactions reflected in the net intercompany balance with BFI. The change in the predecessors' combined intercompany balance with BFI (net of income (loss) and initial investment in the acquired companies) was $642 and $2,142 during the period ended December 31, 1996 and the nine months ended September 30, 1997, respectively.

    The accompanying statements of operations and cash flows for the Company and its predecessors for the years ended December 31, 1996, 1997 and 1998 are comprised of the following entities for the periods indicated:

YEAR ENDED DECEMBER 31, 1996:

The Disposal Group Combined            January 1, 1996 through July 31, 1996
                                       (BFI acquisition date)

Predecessors Combined                  Period ended December 31, 1996
                                       (represents the combined results of
                                       operations of The Disposal Group
                                       subsequent to the BFI acquisition date
                                       and the operations for the year ended
                                       December 31, 1996 of Fibres
                                       International, Inc. which was acquired by BFI in 1995)

YEAR ENDED DECEMBER 31, 1997:

Predecessors Combined                  Nine months ended September 30, 1997
                                       (represents the combined results of
                                       operations for the nine month period of
                                       the entities acquired by BFI in 1995 and 1996 described above)

Waste Connections, Inc.                Period from inception (September 9, 1997)
                                       through December 31, 1997

YEAR ENDED DECEMBER 31, 1998:

Waste Connections, Inc.                Year ended December 31, 1998

    The Disposal Group Combined consists of three entities that were under common control prior to their acquisition by BFI: Diamond Fab and Welding Service, Inc., Buchmann Sanitary Service, Inc., and The Disposal Group.

Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Common Stock Valuation

    In connection with the Company's organization and initial capitalization in September 1997, the Company sold 2.3 million shares of common stock for $.01 per share to certain directors, consultants, and management. As a result, the Company recorded a non-recurring, non-cash stock compensation charge of $4,395 in the accompanying consolidated statement of operations, representing the difference between the amount paid for the shares and the estimated fair value of the shares of $1.92 per share on the date of sale. The estimated fair value of the common shares was determined by the Company based on an independent valuation of the common stock.

Cash equivalents

    The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 1998, cash equivalents consist of demand money market accounts.

Concentrations of Credit Risk

    Financial instruments that potentially subject the Company to concentrations of credit risks consist primarily of accounts receivable. Credit risk on accounts receivable is minimized as a result of the large and diverse nature of the Company's customer base. The Company maintains an allowance for losses based on the expected collectibility of accounts receivable. Credit losses have been within management's expectations.

Property and Equipment

    Property and equipment are stated at cost. Improvements or betterments which significantly extend the life of an asset are capitalized. Expenditures for maintenance and repair costs are charged to operations as incurred. The cost of assets retired or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts in the year of disposal. Gains and losses resulting from property disposals are included in other income (expense). Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

The estimated useful lives are as follows:

Machinery and equipment...................        3 -- 10 years
Rolling stock.............................             10 years
Containers................................        5 -- 15 years
Furniture and fixtures....................        3 --  6 years

    In connection with the Company's acquisitions (Note 2), the Company acquired certain used property and equipment. This used property and equipment is being depreciated using the straight-line method over the estimated remaining useful lives, which range from one to fifteen years.

    Capitalized landfill costs include expenditures for land and related airspace, permitting costs and preparation costs. Landfill permitting and preparation costs represent only direct costs related to those activities, including legal, engineering and construction. Interest is capitalized on landfill permitting and construction projects and other projects under development while the assets are undergoing activities to ready them for their intended use. The interest capitalization rate is based on the Company's weighted average cost of indebtedness. No interest was capitalized in 1998. Landfill permitting, acquisition and preparation costs, are amortized as permitted airspace of the landfill is consumed. Landfill preparation costs include the costs of construction associated with excavation, liners, site berms and the installation of leak detection and leachate collection systems. In determining the amortization rate for a landfill, preparation costs include the total estimated costs to complete construction of the landfills' permitted capacity. Units-of-production amortization rates are determined annually for the Company's operating landfill. The rates are based on estimates provided by the Company's outside engineers and consider the information provided by surveys which are performed at least annually.

Goodwill

    Goodwill represents the excess of the purchase price over the fair value of the net assets of the acquired entities, and is amortized on a straight-line basis over the period of expected benefit of 40 years. Accumulated amortization amounted to $64 and $1,443 as of December 31, 1997 and 1998, respectively.

    The Company continually evaluates the value and future benefits of its intangible assets, including goodwill. The Company assesses recoverability from future operations using cash flows and income from operations of the related acquired business as measures. Under this approach, the carrying value would be reduced if it becomes probable that the Company's best estimate for expected future cash flows of the related business would be less than the carrying amount of the related intangible assets. There have been no adjustments to the carrying amounts of intangible assets resulting from these evaluations as of December 31, 1998.

Fair Values of Financial Instruments

     The Company's financial instruments consist primarily of cash, trade receivables, restricted funds held in trust, trade payables and debt instruments. The carrying values of cash, trade receivables, restricted funds held in trust, and trade payables are considered to be representative of their respective fair values. The carrying values of the Company's debt instruments approximate their fair values as of December 31, 1997 and 1998, based on current incremental borrowing rates for similar types of borrowing arrangements.

Interest Rate Protection Agreements

     Interest rate protection agreements are used to reduce interest rate risks and interest costs of the Company's debt portfolio. The Company enters into these agreements to change the fixed/variable interest rate mix of the portfolio to reduce the Company's aggregate exposure to increases in interest rates. The Company does not hold or issue derivative financial instruments for trading purposes. Hedge accounting treatment is applied to interest rate derivative contracts that are designated as hedges of specified debt positions. Amounts payable or receivable under interest rate swap agreements are recognized as adjustments to interest expense in the periods in which they accrue. Net premiums paid for derivative financial instruments are deferred and recognized ratably over the life of the instruments. Under hedge accounting treatment, current period income is not affected by the increase or decrease in the fair market value of derivative instruments as interest rates change and these instruments are not reflected in the financial statements at fair market value. Early termination of a hedging instrument does not result in recognition of immediate gain or loss except in those cases when the debt instruments to which a contract is specifically linked is terminated.

Income Taxes

    The Company and The Disposal Group use the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

    During the periods in which the predecessors were owned by BFI, their operations were included in the consolidated income tax returns of BFI, and no allocations of income taxes were reflected in the historical statements of operations. For purposes of the combined predecessor financial statements, current and deferred income taxes have been provided on a separate income tax return basis.

Revenue Recognition

    Revenues are recognized as services are provided. Certain customers are billed in advance and, accordingly, recognition of the related revenues is deferred until the services are provided.

Start-Up and Integration Expenses

    During the period from inception (September 9, 1997) through December 31, 1997, the Company incurred certain start-up expenses relating to the formation of the Company, primarily for legal and other professional services, and the costs associated with recruiting the Company's initial management team. In addition, the Company incurred certain integration expenses relating to its initial acquisitions. These start-up and integration expenses have been charged to operations as incurred.

Stock-Based Compensation

    As permitted under the provisions of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("SFAS 123"), the Company has elected to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board's Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"). Under the intrinsic value method, compensation cost is the excess, if any, of the quoted market price or fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. None of the predecessor entities awarded stock-based compensation to employees. Consequently, the related disclosures in the accompanying financial statements and notes relate solely to the Company.

Per Share Information

    In 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts have been presented on the basis set forth in Statement 128 (Note 11). Earnings per share data have not been presented for the predecessor operations because such data is not meaningful.

Closure and Post-Closure Costs

    The Company does not accrue for closure and post-closure costs related to the Fairmead Landfill it operates in Madera County, California. Madera County as required by state law, has established a special fund to pay such liabilities. In 1998, the Company acquired the stock of Red Carpet Landfill ("Red Carpet") in Oklahoma and Butler County Landfill ("Butler") in Nebraska. Both Red

Carpet and Butler are engaged in landfilling of municipal solid waste and other acceptable waste streams. Accrued closure and post-closure costs include the current and non-current portion of accruals associated with obligations for closure and post-closure of the landfill. The Company, based as input from its outside engineers, estimates its future closure and post-closure monitoring and maintenance costs for solid waste landfills based on its interpretation of the technical standards of the U.S. Environmental Protection Agency's Subtitle D regulations and the air emissions standards under the Clean Air Act as they are being applied on a state-by-state basis. Closure and post-closure monitoring and maintenance costs represent the costs related to cash expenditures yet to be incurred when a landfill facility ceases to accept waste and closes. Accruals for closure and post-closure monitoring and maintenance requirements in the U.S. consider final capping of the site, site inspection, groundwater monitoring, leachate management, methane gas control and recovery, and operating and maintenance costs to be incurred during the period after the facility closes. Certain of these environmental costs, principally capping and methane gas control costs, are also incurred during the operating life of the site in accordance with the landfill operation requirements of Subtitle D and the air emissions standards. Reviews of the future requirements for closure and post-closure monitoring and maintenance costs for the Company's operating landfills are performed by the Company's consulting engineers at least annually and are the basis upon which the Company's estimates of these future costs and the related accrual rates are revised. The Company provides accruals for these estimated costs as the remaining permitted airspace of such facilities is consumed. The states in which the Company operates its landfills require a specified portion of these accrued closure and post-closure obligations to be funded at any point in time. As of December 31, 1998, the Company estimates that total closure and post closure costs relating to its landfills will be approximately $5,474, of which approximately $1,233 has been accrued as of December 31, 1998 and included in other long-term liabilities in the accompanying balance sheet.

Segment Information

    The Company adopted FASB Statement No. 131, Disclosure About Segments of an Enterprise and Related Information in 1998. Statement 131 established standards for the way that public business enterprises report information about operating segments. It also established standards for related disclosures about products and services, geographic areas and major customers. Implementation of the provisions of Statement 131 did not have a significant impact on the Company's disclosures.

New Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The statement, which is to be applied prospectively, is effective for the Company's year ended December 31, 2000. The Company is currently evaluating the impact of SFAS No. 133 on its future results of operations and financial position.

    In April 1998, Statement of Position ("SOP") No. 98-5 - "Reporting on the Costs of Start-Up Activities" was issued by the American Institute of Certified Public Accountants. The statement requires costs of start-up activities and organization costs to be expensed as incurred. Initial application of the statement, which is effective for the Company's year ended December 31, 1999, is to be reported as a cumulative effect of a change in accounting principle. The Company believes that the future adoption of SOP No. 98-5 will not have a material effect on its results of operations or financial position.

Reclassifications

    Certain amounts reported in the Company's prior year's financial statements have been reclassified to conform with the 1998 presentation.

2. ACQUISITIONS

1998 ACQUISITIONS

    During 1998, the Company acquired 42 businesses, including 2 operational landfills, which were accounted for as purchases. Aggregate consideration for these acquisitions consisted of $56,341 in cash (net of cash acquired), $12,488 in notes payable to sellers, 2,054,634 shares of common stock valued at $25,293, and warrants to purchase 267,925 shares of common stock valued at $1,293. The results of operations of the acquired businesses have been included in the Company's consolidated financial statements from their respective acquisition dates.

    Certain items affecting the purchase price allocations are preliminary. A summary of the preliminary purchase price allocations as of December 31, 1998 for the acquisitions consummated in 1998 is as follows:

Acquired assets:
  Accounts receivable..............................    $  4,670
  Prepaid expenses and other current assets........         301
  Property and equipment...........................      25,853
  Goodwill.........................................      86,358
  Long-term franchise agreements and other.........       2,390
  Non-competition agreement........................         540
  Other assets.....................................         395
Assumed liabilities:
  Deferred revenue.................................        (577)
  Accounts payable and accrued liabilities.........      (9,210)
  Other accrued liabilities........................      (1,575)
  Long-term liabilities assumed....................     (13,638)
  Deferred income taxes............................         (92)
                                                       --------
                                                       $ 95,415
                                                       ========

    In connection with certain of the acquisitions in 1998, the Company is required to pay contingent consideration to certain former shareholders of the respective companies, subject to the occurrence of specified events. As of December 31, 1998, contingent payments relating to these acquisitions total approximately $4,400, including 51,746 shares placed into escrow, are payable primarily in cash and stock, and are earned based upon the achievement of certain milestones. No amounts related to these contingent payments have been included in the Company's financial statements as the events which would give rise to such payments have not yet occurred nor are probable.

Browning-Ferris Industries Related

    On September 29, 1997, the Company purchased all of the outstanding stock of Browning-Ferris Industries of Washington, Inc. and Fibres International, Inc. from BFI (collectively the "BFI Acquisitions"). The total purchase price for the BFI Acquisitions was approximately $15,036, comprised principally of $11,493 in cash and promissory notes payable to BFI totaling $3,543. Of the combined $15,036 purchase price, $9,869 was recorded as goodwill and $150 was assigned to a non-competition agreement. The BFI Acquisitions were accounted for in accordance with the purchase method of accounting and, accordingly, the net assets acquired were included in the Company's consolidated balance sheet based upon their estimated fair values on the date of the BFI Acquisitions. The Company's consolidated statement of operations includes the revenues and expenses of the acquired businesses after the effective date of the transaction.

    A summary of the purchase price allocation for the BFI Acquisitions is as follows:

Acquired assets:
  Accounts receivable..............................    $  2,919
  Prepaid expenses and other current assets........         287
  Property and equipment...........................       4,106
  Goodwill.........................................       9,869
  Non-competition agreement........................         150
Assumed liabilities:
  Deferred revenue.................................        (428)
  Accounts payable and accrued liabilities.........         (26)
  Accrued losses on acquired contracts.............      (1,309)
  Deferred income taxes............................        (532)
                                                       --------
                                                       $ 15,036
                                                       ========

Predecessor Acquisitions

    As described in Note 1, BFI acquired for cash and debt The Disposal Group Combined on July 31, 1996 in a transaction accounted for as a purchase. Accordingly, the respective purchase price was allocated to the fair values of the assets acquired and liabilities assumed. The following presents purchase price information for this acquisition:


Tangible assets acquired........                     $2,076
Goodwill........................                      2,671
Assumed liabilities.............                        (33)
                                                     ------
                                                     $4,714
                                                     ======

    The following unaudited pro forma results of operations assume that the Company's significant acquisitions included above had occurred at the beginning of each period presented:

                                                             YEAR ENDED DECEMBER 31,
                                                               1997          1998
                                                             -------       ---------
                                                                  (UNAUDITED)
Total revenue................................                $61,347       $ 70,360
Net income (loss)............................                 (5,187)         2,678
Basic income (loss) per share................                  (2.12)          0.26
Diluted income (loss) per share..............                  (2.12)          0.20

    The unaudited pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on January 1, 1997, nor are they necessarily indicative of future operating results.

3. INTANGIBLE ASSETS

    Intangible assets consist of the following as of December 31, 1997 and 1998:

                                                                 DECEMBER 31,
                                                               1997          1998
                                                             -------       --------
Goodwill.....................................                $ 9,472       $ 96,545
Long-term franchise agreements and contracts.                     --          2,390
Non-competition agreement....................                    150            690
Other........................................                     --            777
                                                             -------       --------
                                                               9,622        100,402
Less accumulated amortization................                    (72)        (1,617)
                                                             -------       --------
                                                             $ 9,550       $ 98,785
                                                             =======       ========

    The Company acquired certain long-term franchise agreements, contracts and non-competition agreements in connection with certain of its acquisitions. The estimated fair value of the acquired long-term franchise agreements and contracts was determined by management based on the discounted net cash flows associated with the agreements and contracts. The estimated fair value of the non-competition agreements was determined by management based on the discounted adjusted operating income stream that would have otherwise been subject to competition. The amounts assigned to the franchise agreements, contracts, and non-competition agreements is being amortized on a straight-line basis over the lesser of 40 years or the remaining term of the related agreements (ranging from 17 to 40 years).

4. PROPERTY AND EQUIPMENT

    Property and equipment consists of the following as of December 31, 1997 and 1998:

                                                                  DECEMBER 31,
                                                               1997          1998
                                                             -------       --------
Land, buildings and improvements.......                      $    --       $ 13,287
Rolling stock..........................                        2,353         11,325
Containers.............................                        1,995          7,410
Machinery and equipment................                           60          3,866
Furniture and fixtures.................                           67             86
                                                             -------       --------
                                                               4,475         35,974
Less accumulated depreciation..........                         (290)        (2,931)
                                                             -------       --------
                                                             $ 4,185       $ 33,043
                                                             =======       ========

    Landfill costs of approximately $9,044 are included in land, buildings and improvements at December 31, 1998. No landfills were owned as of December 31, 1997.

    Combined depreciation expense for the predecessor operations was $1,101 and $789 for the year ended December 31, 1996 and the nine months ended September 30, 1997, respectively. The Company's depreciation expense for the period from inception (September 9, 1997) through December 31, 1997 and for the year ended December 31, 1998 was $290 and $2,556, respectively.

5. OTHER ASSETS

    Other assets consist of the following as of December 31, 1997 and 1998:


                                                                       DECEMBER 31,
                                                                   1997           1998
                                                                  -----          ------
Restricted funds held in trust.............                       $  --          $1,521
Other......................................                          27             273
                                                                  -----          ------
                                                                  $  27          $1,794
                                                                  =====          ======

    Restricted funds held in trust are included as part of other assets and consist of amounts on deposit with various banks that support the Company's financial assurance obligations for its landfill facilities' closure and postclosure costs and amounts outstanding under the Madera Bond (Note 6).

6. LONG-TERM DEBT

    On January 30, 1998, the Company obtained a revolving credit facility from BankBoston N.A. (the "January Credit Facility"). The maximum amount available under the January Credit Facility was $25,000 including stand-by letters-of-credit, and the borrowings bore interest at various fixed and/or variable rates at the Company's option. The January Credit Facility allowed for the Company to issue up to $5,000 in stand-by letters-of-credit. The January Credit Facility required quarterly payments of interest and required the Company to pay an annual commitment fee equal to 0.5% of the unused portion of the January Credit Facility. In connection with the January Credit Facility the Company granted to an affiliate of BankBoston a warrant to purchase 140,000 shares of the Company's common stock with an exercise price of $2.80 per share and an expiration date of January 29, 2008 (Note 9).

    On May 28, 1998, the Company entered into a new revolving credit facility with a syndicate of banks for which BankBoston N.A. acted as agent (the "May Credit Facility"). The maximum amount available under the May Credit Facility was $60,000 (including stand-by letters of credit) and the borrowings bore interest at various fixed and/or variable rates at the Company's option. The May Credit Facility replaced the January Credit Facility. The May Credit Facility allowed for the Company to issue up to $5,000 in stand-by letters-of-credit. The May Credit Facility required quarterly payments of interest and borrowings were secured by virtually all of the Company's assets. The May Credit Facility required the Company to pay an annual commitment fee equal to 0.375% of the unused portion of the facility.

    On November 20, 1998, the Company entered into a new revolving credit facility with a syndicate of banks for which BankBoston N.A. acted as agent (the "November Credit Facility"). As of December 31, 1998, the maximum amount available under the November Credit Facility is $115,000 (including stand-by letters of credit) and the borrowings bear interest at various fixed and/or variable rates at the Company's option (approximately 7.0% as of December 31, 1998). The maximum amount available was increased to $125,000 in January 1999. The November Credit Facility replaced the May Credit Facility. The November Credit Facility allows for the Company to issue up to $15,000 in stand-by letters-of-credit, of which $1,829 were issued as of December 31, 1998. The November Credit Facility requires quarterly payments of interest and it matures in November 2003. Borrowings are secured by substantially all of the Company's assets and the Company is required to pay an annual commitment fee equal to 0.375% of the unused portion of the facility. The November Credit Facility places certain business, financial and operating restrictions on the Company relating to, among other things, the incurrence of additional indebtedness, investments, acquisitions, asset sales, mergers, dividends, distributions and repurchase and redemption of capital stock. The November Credit Facility also contains covenants that require specified financial ratios and balances be maintained. As of December 31, 1998, the Company was in compliance with these covenants.

    On June 16, 1998, the Company completed a $1,800 tax-exempt bond financing for its Madera subsidiary (the "Madera Bond"). These funds will be used for specified capital expenditures and improvements, including installation of a landfill gas recovery system. The bonds mature on May 1, 2016 and bear interest at variable rates based on market conditions for California tax exempt bonds (approximately 3.8% at December 31, 1998). The bonds are backed by a letter of credit issued by BankBoston N.A. under the November Credit Facility for $1,800. Funds from the bond offering are held by a trustee until the capital expenditures are completed. The unused funds are classified as restricted cash and included in other assets in the accompanying consolidated balance sheet.

    Long-term debt consists of the following as of December 31, 1997 and 1998:

                                                                                                DECEMBER 31,
                                                                                           1997             1998
                                                                                         --------         --------
November Credit Facility .......................................................         $     --         $ 57,281

Madera Bond ....................................................................               --            1,800

Term loan payable to a bank bearing interest at the bank's prime rate plus 2.0%
  (aggregating 10.5% as of December 31, 1997); monthly principal payments of $76 plus interest beginning October 1997 through August 2002; all outstanding principal and interest are due September 2002; secured by substantially all of the Company's assets; subordinate to the notes payable to BFI with respect
  to certain specified assets ..................................................            5,343               --


Note payable to sellers in connection with acquisition,
  non-interest bearing, due January 1999 .......................................               --            8,546

Revolving line of credit from a bank bearing interest at the bank's prime rate plus 1.5% (aggregating 10% at December 31, 1997); interest was payable monthly and the line was to expire on September 29, 1998; secured
  by substantially all of the Company's assets .................................              600               --

Note payable to BFI bearing interest at 6.0%; all
  outstanding principal and interest are due December
  1997; secured by substantially all of the Company's accounts receivable ......              319               --


Note payable to BFI bearing interest at 10%; quarterly payments of interest beginning December 1997; all outstanding principal and interest are due March
  1998; secured by substantially all of WCII's assets ..........................              500               --

Other ..........................................................................               --            1,995
                                                                                         --------         --------
                                                                                            6,762           69,622
Less:  current portion .........................................................               --           (9,516)
                                                                                         --------         --------
                                                                                         $  6,762         $ 60,106
                                                                                         ========         ========

    The term loan payable to the Bank and the notes payable to BFI were personally guaranteed by certain officers and stockholders of the Company (Note
9).

    As of December 31, 1998, aggregate contractual future principal payments by calendar year on long-term debt are due as follows:

            1999................................    $ 9,516
            2000................................        561
            2001................................        251
            2002................................         84
            2003................................     57,367
            Thereafter..........................      1,843
                                                    -------
                                                    $69,622
                                                    =======

    Management used borrowings from the January Credit Facility to pay off all amounts outstanding under the term loan payable to the bank and all notes payable to BFI, and as such, these amounts have been classified as long-term debt as of December 31, 1997.

    The Company has entered into an interest rate protection agreement (the "Interest Agreement"), with its primary banking institution to reduce its exposure to fluctuations in variable interest rates. The Interest Agreement, which is effective November 2, 1998 through November 2, 2000, effectively changes the Company's interest rate paid on a notional amount of $27,700 of its floating rate long-term debt to a weighted average fixed rate (approximately 6.43% at December 31, 1998). The fair value of the Interest Agreement as of December 31, 1998 was approximately $188, which reflects the estimated amounts that the Company would receive to terminate the Interest Agreement based on quoted market prices of comparable contracts as of December 31, 1998. In the event of nonperformance by the counterparty, the Company would be exposed to interest rate risk if the variable interest rate received were to exceed the fixed rate paid by the Company under the terms of the Interest Agreement.

7. COMMITMENTS AND CONTINGENCIES

COMMITMENTS

Leases

    The Company leases its facilities and certain equipment under non-cancelable operating leases for periods ranging from one to five years. Combined rent expense for the predecessor operations was $412 and $441 for the year ended December 31, 1996 and the nine months ended September 30, 1997, respectively. The Company's rent expense under operating leases during the period from inception (September 9, 1997) through December 31, 1997 and for the year ended December 31, 1998 amounted to $52 and $500, respectively.

    As of December 31, 1998, future minimum lease payments under these leases, by calendar year, are as follows:

            1999.......................     $  521
            2000.......................        539
            2001.......................        490
            2002.......................        418
            2003.......................        413
            Thereafter.................      1,774
                                            ------
                                            $4,155
                                            ======

Performance Bonds and Letters of Credit

    Municipal solid waste collection contracts may require performance bonds or other means of financial assurance to secure contractual performance. As of December 31, 1998, the Company had provided customers and various regulatory authorities with bonds and letters of credit of approximately $3,692 to secure its obligations. The Company's November Credit Facility provides for the issuance of letters of credit in an amount up to $15,000, but any letters of credit issued reduce the availability of borrowings for acquisitions or other general corporate purposes. If the Company were unable to obtain surety bonds or letters of credit in sufficient amounts or at acceptable rates, it could be precluded from entering into additional municipal solid waste collection contracts or obtaining or retaining landfill operating permits.

CONTINGENCIES

Environmental Risks

    The Company is subject to liability for any environmental damage that its solid waste facilities may cause to neighboring landowners or residents, particularly as a result of the contamination of soil, groundwater or surface water, and especially drinking water, including damage resulting from conditions existing prior to the acquisition of such facilities by the Company. The Company may also be subject to liability for any off-site environmental contamination caused by pollutants or hazardous substances whose transportation, treatment or disposal was arranged by the Company or its predecessors. Any substantial liability for environmental damage incurred by the Company could have a material adverse effect on the Company's financial condition, results of operations or cash flows. As of December 31, 1998, the Company is not aware of any such environmental liabilities.

Legal Proceedings

    In the normal course of its business and as a result of the extensive governmental regulation of the solid waste industry, the Company is subject to various judicial and administrative proceedings involving federal, state or local agencies. In these proceedings, an agency may seek to impose fines on the Company or to revoke or deny renewal of an operating permit held by the Company. From time to time the Company may also be subject to actions brought by citizens' groups or adjacent landowners or residents in connection with the permitting and licensing of landfills and transfer stations, or alleging environmental damage or violations of the permits and licenses pursuant to which the Company operates.

    In addition, the Company may become party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business. However, as of December 31, 1998 there is no current proceeding or litigation involving the Company that the Company believes will have a material adverse impact on its business, financial condition, results of operations or cash flows.

    During the period from January 1, 1996 through July 31, 1996, The Disposal Group won a lawsuit against the city of Vancouver, Washington relating to the city's annexation of certain territories served by The Disposal Group. The Disposal Group received approximately $2,600 from the lawsuit, which is included in other income in the accompanying statement of operations.

Employees

    Approximately 67 drivers and mechanics at the Company's Vancouver, Washington operation are represented by the Teamsters Union, with which Browning-Ferris Industries of Washington, Inc., the Company's predecessor in Vancouver, entered a four-year collective bargaining agreement in January 1997. Approximately 11 drivers at Arrow Sanitary Services, Inc. ("Arrow"), a wholly owned subsidiary of the Company, are represented by the Teamsters Union, with which Arrow entered into a three-year collective bargaining agreement in March 1998. In addition, in July 1997, the employees at the Company's facility in Issaquah, Washington, adopted a measure to select a union to represent them in labor negotiations with management. The union and management operated under a one-year negotiating agreement, that ended July 27, 1998.

    Since July 27, 1998, negotiations have continued between the union and the Company, although the union is permitted to call a strike or call for arbitration of the outstanding issues. The employees at Issaquah have filed to decertify the union, and the union has filed a claim with the National Labor Relation Board to attempt to block the decertification. The Company is not aware of any other organizational efforts among its employees and believes that its relations with its employees are good.

8. REDEEMABLE CONVERTIBLE PREFERRED STOCK

    In September 1997, the Company received net proceeds of $6,992 from the sale of 2,499,998 shares of redeemable convertible preferred stock (the "Preferred Stock"). The Preferred Stock accrued cumulative dividends at the rate of $.098 per share annually. Accumulated and unpaid dividends on Preferred Stock amounted to $61 as of December 31, 1997. Each share of Preferred Stock was redeemable, at the holder's option, during the period from April 1, 1999 through October 1, 1999 for $4.20 per share plus any accumulated and unpaid dividends. The Preferred Stock and any accumulated and unpaid dividends were convertible at the holder's option into shares of the Company's common stock at the calculated rate of $2.80 per share divided by the "Conversion Price" subject to certain anti-dilution adjustments. Each share was automatically converted into common stock immediately upon the closing of the Company's initial public offering of common stock at a Conversion Price of $2.80 per share.

9. STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock

    Of the 40,564,767 shares of common stock authorized but unissued as of December 31, 1998, the following shares were reserved for issuance:

    Stock option plan..........................    1,139,214
    Stock purchase warrants....................    1,291,135
    Shares held in escrow......................      51,746
                                                   --------
                                                   2,482,095
                                                   =========

Stockholder Notes Receivable

    In December 1997, the Company provided loans in the aggregate amount of $82 to certain employees, who are also common stockholders, for the purchase of shares of the Company's Preferred Stock. The notes bore interest at 8%, were secured by the Preferred Stock purchased and common stock owned by the employees, and were paid in full during 1998.

Stock Options

    In November 1997, the Company's Board of Directors adopted a stock option plan in which all officers, employees, directors and consultants may participate (the "Option Plan"). Options granted under the Option Plan may either be incentive stock options or nonqualified stock options (the "Options"), generally have a term of 10 years from the date of grant, and will vest over periods determined at the date of grant. The exercise prices of the options are determined by the Company's Board of Directors and will be at least 100% or 110% of the fair market value of the Company's common stock on the date of grant as provided for in the Option Plan.

    In connection with the Option Plan, the Company's Board of Directors approved the reservation of 1,200,000 shares of common stock for issuance thereunder. As of December 31, 1997 and 1998, 35,000 and 333,121 options to purchase common stock were exercisable under the Option Plan, respectively. In addition, as of December 31, 1997 and 1998, options for 671,500 and 160,450 shares, respectively of common stock were available for future grants under the Option Plan.

    A summary of the Company's stock option activity and related information during the period from inception (September 9, 1997) through December 31, 1997 and the year ended December 31, 1998 is presented below:

                                                 NUMBER OF     WEIGHTED AVERAGE
                                              SHARES (OPTIONS)  EXERCISE PRICE
                                              ----------------  --------------
Outstanding at inception.................              --           $   --
Granted..................................         528,500             4.92
                                                  -------
Outstanding as of December 31, 1997......         528,500             4.92
Granted..................................         511,050             9.58
Forfeited................................           2,874             5.00
Exercised................................          57,912             4.69
                                                  -------
Outstanding as of December 31, 1998......         978,764             7.38
                                                  ======

    The following table summarizes information about stock options outstanding as of December 31, 1998:

                                        OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                ---------------------------------      ----------------------
                                                         WEIGHTED
                                                          AVERAGE
                                            WEIGHTED     REMAINING                   WEIGHTED
                                            AVERAGE    CONTRACTUAL                   AVERAGE
                                            EXERCISE       LIFE                     EXERCISE
EXERCISE RANGE                  SHARES       PRICE      (IN YEARS)      SHARES        PRICE
--------------                  ------       -----      ----------      ------        -----
$ 2.80 to  5.00 ..........     544,099      $ 2.92          8.9        190,869       $ 2.97
$ 6.00 to  9.50 ..........      62,415        8.42          8.9         14,582         8.01
$10.50 to 12.50 ..........     240,000       11.06          9.2         80,003        11.05
$15.19 to 19.00 ..........      95,750       17.25          9.5         47,667        16.23
$21.00 to 22.13 ..........      36,500       21.90          9.6             --           --
                               -------                                 -------
                               978,764        7.38          8.9        333,121         7.04
                               =======                                 =======

    The weighted average grant date fair values for options granted during 1997 and 1998 are as follows:

                                                       YEAR ENDED DECEMBER 31,
                                                        1997           1998
                                                        ----           ----
Exercise prices equal to market price of stock         $  --         $   5.28
Exercise  prices  less  than  market  price of
  stock ......................................            --             6.52

Exercise  prices  greater than market price of
  stock ......................................          0.30             3.09

    Pro Forma information regarding net income (loss) and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the period from inception (September 9, 1997) through December 31, 1997 and the year ended December 31, 1998: risk-free interest rate of 6% and 5%, respectively; dividend yield of zero; volatility factor of the expected market price of the Company's common stock of .40 and .55, respectively; and a weighted-average expected life of the option of 4 years.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The following table summarizes the Company's pro forma net loss and pro forma basic net loss per share for the period from inception (September 9, 1997) through December 31, 1997 and for the year ended December 31, 1998:

                                                  YEAR ENDED DECEMBER 31,
                                                  1997             1998
                                                  ----             ----
Pro forma net income (loss) ...........         $(5,070)         $   425
Pro forma net loss applicable to common
  stockholders ........................          (5,601)            (492)
Pro forma basic net loss per share ....           (2.99)           (0.08)

    During the year ended December 31, 1998, the Company recorded deferred stock compensation of $821 relating to stock options granted with exercise prices less than the estimated fair value of the Company's common stock on the date of grant. The deferred stock compensation is being amortized into expense over the vesting periods of the stock options which generally range from 1 to 3 years. Compensation expense of $393 was recorded during the year ended December 31, 1998 relating to these options, and the remaining $428 will be amortized into expense in future periods.

Stock Purchase Warrants

    At December 31, 1998, the Company had outstanding warrants to purchase 1,291,135 shares of the Company's common stock at exercise prices between $0.01 and $22.13 per share. The warrants are exercisable upon vesting and notification and expire between 2000 and 2008.

    In September 1997, the Company issued a warrant to purchase 200,000 shares of the Company's common stock to the bank that provided the line of credit and term loan payable. The exercise price of the warrant is $.01 per share and contains provisions for a cashless exercise at the bank's option. The warrant was valued at $382 on its date of issuance using the Black-Scholes pricing model with an assumed stock price volatility of .40, risk-free interest rate of 6.0%, estimated fair value of the common stock of $1.92 per share and an expected life of 7 years. The value assigned to the warrant was reflected as a discount on long-term debt. The discount was fully accreted to interest expense using the straight-line method over the expected term of the debt agreements (approximately three months). In 1998, the bank received 172,578 shares of common stock through the exercise of 172,689 warrants.

    In connection with their guarantee of certain of the Company's debt obligations, the Company issued in December, 1997, warrants to purchase 841,000 shares of the Company's common stock to certain directors and stockholders of the Company. The exercise price of the warrants is $2.80 per share. The warrants were valued at $328 on their date of issuance using the Black-Scholes pricing model with an assumed stock price volatility of .40, risk-free interest rate of 6.0%, estimated fair value of the common stock of $1.92 per share and expected lives of 3 years. The value assigned to these warrants was fully amortized to interest expense over the expected term of the debt agreements (approximately three months).

    In December 1997, the Company issued to consultants warrants to purchase 15,000 shares of the Company's common stock. Warrants to purchase 10,000 and 5,000 shares of common stock had exercise prices of $5.00 per share and $2.80 per share, respectively.

    In January 1998, the Company issued a warrant to purchase 140,000 shares of its common stock to BankBoston N.A. in connection with the January Credit Facility. The exercise price of the warrant is $2.80 per share. The warrant was valued at $855 on its date of issuance using the Black-Scholes pricing model with an assumed stock price volatility of .40, risk-free interest rate of 6%, estimated fair value of the common stock of $7.50 per share and an expected life of 10 years. The value assigned to the warrant was reflected as a discount on long-term debt and accreted to interest expense using the interest method over the expected term of the January Credit Facility. The January Credit Facility was extinguished in May, 1998 and the unamortized discount on the debt was expensed as an extraordinary loss on early extinguishment of debt.

    In February 1998, the Company issued warrants to purchase 200,000 shares of its common stock with an exercise price of $4.00 per share in connection with an acquisition. The warrants were valued at $954 using the Black-Scholes pricing model and recorded as an element of purchase price for the acquisition.

    In February 1998, the Company granted warrants to an employee to purchase 50,000 shares of the Company's common stock at $2.80 per share. The Company recorded stock compensation expense of approximately $240 relating to these warrants. All such warrants were exercised in 1998.

    During 1998, the Company issued warrants to certain third party market development consultants to purchase 67,935 shares of the Company's common stock with exercise prices ranging from $12.00 to $22.13 per share. The warrants were valued at $339 using the Black-Scholes pricing model and recorded as an element of purchase price of the related acquisitions.

10. INCOME TAXES

    The provision (benefit) for income taxes for the periods ended December 31, 1996, the nine months ended September 30, 1997, the period from inception (September 9, 1997) through December 31, 1997 and the year ended December 31, 1998 consists of the following:

                       PREDECESSORS                WASTE CONNECTIONS, INC.
                    ------------------  ------------------------------------------
                    THE DISPOSAL GROUP
                         COMBINED
                        PERIOD FROM     PERIOD FROM INCEPTION
                      JANUARY 1, 1996    (SEPTEMBER 9, 1997)
                          THROUGH              THROUGH              YEAR ENDED
                       JULY 31, 1996      DECEMBER 31, 1997      DECEMBER 31, 1998
                    ------------------- ---------------------    -----------------
Current:
  Federal......            $ 207               $   38                 $   862
  State........               --                   --                     142
Deferred:
  Federal......              298                 (370)                  1,252
  State........               --                   --                     139
                           -----               ------                 -------
                           $ 505               $ (332)                $ 2,395
                           =====               ======                 =======


    Significant components of the Company's deferred income tax assets and liability were as follows as of December 31, 1997 and 1998:


                                                        WASTE CONNECTIONS, INC.
                                                             DECEMBER 31,
                                                       ------------------------
                                                         1997             1998
                                                       -------          -------
         Deferred income tax assets:
           Accounts receivable reserves ......         $     8          $   152
           Amortization ......................             290               --
           Accrued expenses ..................              --                8
           Vacation accrual ..................              15                6
           State taxes .......................              --               22
           Other .............................              --               49
           Net operating losses ..............              54               --
                                                       -------          -------
         Total deferred income tax assets ....             367              237
         Deferred income tax liabilities:
           Amortization ......................              --             (757)
           Depreciation ......................            (529)            (745)
           Other liabilities .................              --             (146)
           Prepaid expenses ..................              --             (234)
                                                       -------          -------
         Total deferred income tax liabilities            (529)          (1,882)
                                                       -------          -------

         Net deferred income tax liability ...         $  (162)         $(1,645)
                                                       =======          =======

    The differences between the Company's provision (benefit) for income taxes as presented in the accompanying statements of operations and benefit for income taxes computed at the federal statutory rate is comprised of the items shown in the following table as a percentage of pre-tax income (loss):

                                                                   PREDECESSORS
                                           -------------------------------------------------------
                                           THE DISPOSAL
                                               GROUP
                                              COMBINED         PREDECESSORS        PREDECESSORS
                                            PERIOD FROM          COMBINED            COMBINED
                                          JANUARY 1, 1996      PERIOD ENDED      NINE MONTHS ENDED
                                              THROUGH           DECEMBER 31,        SEPTEMBER 30,
                                            JULY 31, 1996          1996                1997
                                          ---------------      -------------     -----------------
Income tax provision
  (benefit) at the statutory rate              34.0%               (34.0%)             (34.0%)
Effect of valuation allowance ...             (16.0%)               34.0%               34.0%
                                               ----                 ----                ----
                                               18.0%                  --                  --
                                               ====                 ====                ====

                                                     WASTE CONNECTIONS, INC.
                                           ----------------------------------------
                                           PERIOD FROM INCEPTION
                                            (SEPTEMBER 9, 1997)
                                                   THROUGH           YEAR ENDED
                                              DECEMBER 31, 1997   DECEMBER 31, 1998
                                            --------------------- -----------------
Income tax provision/(benefit) at the
  statutory rate ....................              (34.0%)             34.0%
State taxes, net of federal benefit .                --                 4.0%
Goodwill amortization ...............                --                 3.0%
Stock compensation expense ..........              28.0%                4.0%
Other ...............................                --                 1.0%
                                                   ----                ----
                                                   (6.0%)              46.0%
                                                   ====                ====

11. NET INCOME (LOSS) PER SHARE INFORMATION

    The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income (loss) per share for the period from inception (September 9, 1997) through December 31, 1997 and the year ended December 31, 1998:

                                                   PERIOD FROM
                                                    INCEPTION
                                               (SEPTEMBER 9, 1997)
                                                     THROUGH                              YEAR ENDED
                                                DECEMBER 31, 1997                    DECEMBER 31, 1998
                                                    BASIC AND                -------------------------------------
                                                    DILUTED                  BASIC NET                DILUTED NET
                                                    NET LOSS                INCOME (LOSS)            INCOME (LOSS)
                                                    PER SHARE                PER SHARE                 PER SHARE
                                                ------------------          ------------             --------------
Numerator:
  Income (loss) before
    extraordinary item ..............              $    (5,066)              $     2,775               $     2,775
  Redeemable convertible
    preferred stock accretion .......                     (531)                     (917)                     (917)
                                                   -----------               -----------               -----------
  Income (loss) applicable to
    common stockholders before
    extraordinary item ..............              $    (5,597)              $     1,858               $     1,858
                                                   ===========               ===========               ===========
  Extraordinary item ................                       --                    (1,027)                   (1,027)
                                                   -----------               -----------               -----------
  Net income (loss) applicable
    to common stockholders ..........              $    (5,597)              $       831               $       831
                                                   ===========               ===========               ===========
Denominator:
  Weighted average common
    shares outstanding ..............                1,872,567                 6,460,293                 6,460,293
  Dilutive effect of stock
    options and warrants outstanding                        --                        --                 1,628,930
  Incremental common shares
    issuable upon redemption
    of redeemable common stock ......                       --                        --                   282,192
                                                   -----------               -----------               -----------
                                                     1,872,567                 6,460,293                 8,371,415
                                                   ===========               ===========               ===========

    As of December 31, 1998, outstanding options and warrants to purchase 87,832 shares of common stock (with exercise prices from $18.62 to $22.13) could potentially dilute basic net income per share in the future and have not been included in the computation of diluted net income per share because to do so would have been antidilutive for the period presented.

12. RELATED PARTY TRANSACTIONS

    The Company has entered into certain transactions with Continental Paper, LLC ("Continental"), in which the Company delivers to Continental all of the Company's collected recyclable materials in areas in which Continental has processing facilities and Continental pays the Company market rates for the recyclable materials. Certain of the Company's stockholders are the majority owners of Continental. During the period from inception (September 9, 1997) through December 31, 1997 and the year ended December 31, 1998, the Company received, after deducting amounts paid to Continental, approximately $10 and paid approximately $108, respectively, to/from Continental in these transactions.

13. EMPLOYEE BENEFIT PLAN

    The Company has a voluntary savings and investment plan (the "401(k) Plan"). The 401(k) Plan is available to all eligible, non-union employees of the Company. Under the 401(k) Plan, the Company's contributions are 40% of the first 5% of the employee's contributions. During the period from inception (September 9, 1997) through December 31, 1997 and the year ended December 31, 1998, the Company's 401(k) Plan expense was approximately $2 and $58, respectively.

14. SUBSEQUENT EVENTS

Murrey Companies Merger

    On January 19, 1999, the Company merged with Murreys Disposal Company, Inc., DM Disposal Co., Inc., American Disposal Company, Inc., and Tacoma Recycling, Inc. (Collectively, the "Murrey Companies"). The transactions were accounted for as poolings-of-interests, whereby the Company issued 2,888,880 shares of its common stock for all of the outstanding shares of the Murrey Companies. In Connection with the merger with the Murrey Companies, the Company incurred transaction related costs of approximately $6,200, which will be charged to operations in the first quarter of 1999.

Secondary Public Offering

    Effective February 9, 1999, the Company sold approximately 4,000,000 shares of its common stock at $17.50 per share. As a result of the offering, the Company received approximately $65,300 in net proceeds and used the proceeds to pay down approximately $50,200 of its then outstanding debt.

Other Acquisitions

    During the period from January 1, 1999 through February 17, 1999, the Company acquired or signed definitive agreements to acquire three companies, one of which is subject to certain regulatory approvals. The consideration to be paid for these acquisitions consists of a combination of cash and shares of the Company's common stock, and will materially increase the Company's borrowings under the November Credit Facility (Note 6) and its number of outstanding common shares.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders
Waste Connections, Inc.

    We have audited the supplemental consolidated balance sheets of Waste Connections, Inc., and Predecessors (resulting from the consolidation of Waste Connections, Inc. and Murrey's Disposal Company, Inc., American Disposal Company, Inc., D.M. Disposal Co., Inc. and Tacoma Recycling Company, Inc., collectively the "Murrey Companies") as of December 31, 1997 and 1998 and the related supplemental consolidated statements of operations, redeemable stock and stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998 which appear on pages F-27 through F-32 herein as listed in the accompanying Index to Financial Statements. The supplemental consolidated financial statements give retroactive effect to the mergers of Waste Connections, Inc. and the Murrey Companies on January 19, 1999, which have been accounted for using the pooling-of-interests method as described in the notes to the supplemental consolidated financial statements. These supplemental financial statements are the responsibility of the management of Waste Connections, Inc. Our responsibility is to express an opinion on these supplemental financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, based on our audits, the supplemental consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Waste Connections, Inc. and Predecessors at December 31, 1997 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, after giving retroactive effect to the mergers of Waste Connections, Inc. and the Murrey Companies, as described in the notes to the supplemental consolidated financial statements, in conformity with generally accepted accounting principles.

                                                               ERNST & YOUNG LLP


Sacramento, California
February 17, 1999

                    WASTE CONNECTIONS, INC. AND PREDECESSORS

                    SUPPLEMENTAL CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                     ASSETS

                                                                      WASTE CONNECTIONS, INC.
                                                                     SUPPLEMENTAL CONSOLIDATED
                                                                   -----------------------------
                                                                            DECEMBER 31,
                                                                      1997               1998
                                                                   ---------          ---------
Current assets:
  Cash and equivalents ...................................         $     946          $   2,848
  Accounts receivable, less allowance for doubtful
    accounts $93 and $511 at December 31, 1997
    and 1998, respectively ...............................             6,719             13,776
  Prepaid expenses and other current assets ..............               437              2,273
                                                                   ---------          ---------
         Total current assets ............................             8,102             18,897
Property and equipment, net ..............................            19,004             46,986
Intangible assets, net ...................................            11,412            100,586
Other assets .............................................                58              1,978
                                                                   ---------          ---------
                                                                   $  38,576          $ 168,447
                                                                   =========          =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings ..................................         $   1,628          $   1,500
  Accounts payable .......................................             4,226              8,107
  Advances from a related party ..........................               543                543
  Deferred revenue .......................................             1,516              3,147
  Accrued liabilities ....................................             1,885              5,484
  Current portion of long-term debt ......................               873             10,247
  Other current liabilities ..............................               251              2,193
                                                                   ---------          ---------
         Total current liabilities .......................            10,922             31,221
Long-term debt ...........................................            11,669             63,985
Deferred income taxes ....................................               820              2,268
Other long term liabilities ..............................               702              2,444
Commitments and contingencies (Note 8)
Redeemable convertible preferred stock: $.01 par
value; 2,500,000 shares authorized at December 31,
  1997; 2,499,998 shares issued and outstanding at
  December 31, 1997 (none authorized at December 31, 1998)             7,523                 --

Stockholders' equity:
  Preferred stock: $.01 par value; 7,500,000 and
    10,000,000 shares authorized at December 31,
    1997 and December 31, 1998, respectively; none issued
    and outstanding ......................................                --                 --
  Common stock: $.01 par value; 50,000,000 shares
    authorized; 5,188,880, and 12,324,113 shares
   issued and outstanding at December 31, 1997 and 1998,
   respectively ..........................................                52                123
Additional paid-in capital ...............................             5,576             66,634
Stockholder notes receivable .............................               (82)                --
Deferred stock compensation ..............................                --               (428)
Retained earnings ........................................             1,394              2,200
                                                                   ---------          ---------
         Total stockholders' equity ......................             6,940             68,529
                                                                   ---------          ---------
                                                                   $  38,576          $ 168,447
                                                                   =========          =========



                             See accompanying notes.

                    WASTE CONNECTIONS, INC. AND PREDECESSORS

               SUPPLEMENTAL CONSOLIDATED STATEMENTS OF OPERATIONS
                      YEAR ENDED DECEMBER 31, 1997 AND 1998
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                   PREDECESSORS
                                                   COMBINED NINE               WASTE CONNECTIONS, INC.
                                                   MONTHS ENDED                SUPPLEMENTAL CONSOLIDATED
                                                   SEPTEMBER 30,         -----------------------------------
                                                       1997                     YEAR ENDED DECEMBER 31,
                                                     (NOTE 1)                1997                   1998
                                                   ------------          ------------          -------------
Revenues .................................         $     18,114          $     35,111          $     86,570
Operating expenses:
  Cost of operations .....................               14,753                27,836                62,964
  Selling, general and administrative ....                3,009                 2,942                 8,108
  Depreciation and amortization ..........                1,083                 1,725                 6,306
  Start-up and integration ...............                   --                   493                    --
  Stock compensation .....................                   --                 4,395                   632
                                                   ------------          ------------          ------------
Income (loss) from operations ............                 (731)               (2,280)                8,560
Interest expense .........................                 (456)               (1,415)               (2,792)
Other income (expense), net ..............                   14                   247                    79
                                                   ------------          ------------          ------------
Income (loss) before income taxes ........               (1,173)               (3,448)                5,847
Income tax provision .....................                   --                  (302)               (2,930)
                                                   ------------          ------------          ------------
Income (loss) before extraordinary item ..               (1,173)               (3,750)                2,917
Extraordinary item -- early extinguishment
  of debt, net of tax benefit of $264 ....                   --                    --                (1,027)
                                                   ------------          ------------          ------------
Net income (loss) ........................         $     (1,173)         $     (3,750)         $      1,890
                                                   ============          ============          ============
Redeemable convertible preferred stock
  accretion ..............................                                       (531)                 (917)
                                                                         ------------          ------------
Net income (loss) applicable to common
  stockholders ...........................                               $     (4,281)         $        973
                                                                         ============          ============
Basic income (loss) per common share:
  Income (loss) before extraordinary item                                $      (0.90)         $       0.21
  Extraordinary item .....................                                         --                 (0.11)
                                                                         ------------          ------------
  Net income (loss) per share ............                               $      (0.90)         $       0.10
                                                                         ============          ============
Diluted income (loss) per share:
  Income (loss) before extraordinary item                                $      (0.90)         $       0.18
  Extraordinary item .....................                                         --                 (0.09)
                                                                         ------------          ------------
  Net income (loss) per common share .....                               $      (0.90)         $       0.09
                                                                         ============          ============
Shares used in calculating basic net
  income (loss) per share ................                                  4,761,447             9,349,173
                                                                         ============          ============
Shares used in calculating diluted net
  income (loss) per share ................                                  4,761,447            11,260,295
                                                                         ============          ============



                             See accompanying notes.

                    WASTE CONNECTIONS, INC. AND PREDECESSORS

                          YEAR ENDED DECEMBER 31, 1996
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                    PREDECESSORS
                                         -----------------------------------
                                           THE DISPOSAL
                                              GROUP
                                            COMBINED          PREDECESSORS     WASTE CONNECTIONS, INC.
                                           PERIOD FROM      COMBINED PERIOD        SUPPLEMENTAL
                                         JANUARY 1, 1996         ENDED             CONSOLIDATED
                                             THROUGH        DECEMBER 31, 1996        YEAR ENDED
                                          JULY 31, 1996         (NOTE 1)         DECEMBER 31, 1996
                                          -------------         --------         -----------------
Revenues ........................         $     8,738          $    13,422          $    25,024
Operating expenses:
  Cost of operations ............               6,174               11,420               20,465
  Selling, general and
     administrative .............               2,126                1,649                2,142
  Depreciation and amortization .                 324                  962                1,236
                                          -----------          -----------          -----------
Income (loss) from operations ...                 114                 (609)               1,181
Interest expense ................                 (12)                (225)                (284)
Other income (expense), net .....               2,661                 (147)                 309
                                          -----------          -----------          -----------
Income (loss) before income taxes               2,763                 (981)               1,206
Income tax (provision) benefit ..                (505)                  --                 (543)
                                          -----------          -----------          -----------
Net income (loss) ...............         $     2,258          $      (981)         $       663
                                          ===========          ===========          ===========
Basic and diluted net income per
  share .........................                                                   $      0.23
                                                                                    ===========
Shares used in per share
  calculation ...................                                                     2,888,880
                                                                                    ===========


                             See accompanying notes.

                    WASTE CONNECTIONS, INC. AND PREDECESSORS

             SUPPLEMENTAL CONSOLIDATED STATEMENT OF REDEEMABLE STOCK
                            AND STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                          WASTE CONNECTIONS, INC. SUPPLEMENTAL CONSOLIDATED
                                      ----------------------------------------------------------------------------


                                                  REDEEMABLE
                                                 CONVERTIBLE                             REDEEMABLE
                                               PREFERRED STOCK                          COMMON STOCK
                                      --------------------------------        --------------------------------
                                         SHARES               AMOUNT             SHARES              AMOUNT
                                      ------------        ------------        ------------        ------------
Balances at December 31, 1995 .                 --        $         --                  --        $         --
Net income ....................                 --                  --                  --                  --
                                      ------------        ------------        ------------        ------------
Balances at December 31, 1996 .                 --                  --                  --                  --
Sale of redeemable convertible
  preferred stock .............          2,499,998               6,992                  --                  --
Sale of common stock ..........                 --                  --                  --                  --
Issuance of common stock
  warrants ....................                 --                  --                  --                  --
Issuance of stockholder notes
  receivable ..................                 --                  --                  --                  --
Accretion of redeemable
  convertible preferred stock .                 --                 531                  --                  --
Dividends paid ................                 --                  --                  --                  --
Net loss ......................                 --                  --                  --                  --
                                      ------------        ------------        ------------        ------------
Balances at December 31, 1997 .          2,499,998               7,523                  --                  --
Issuance of redeemable common
  stock .......................                 --                  --           1,000,000               7,500
Issuance of common stock
  warrants ....................                 --                  --                  --                  --
Common stock sold in connection
  with initial public offering                  --                  --                  --                  --
Issuance of common stock ......                 --                  --                  --                  --
Accretion of redeemable
  convertible preferred stock .                 --                 917                  --                  --
Preferred stock dividend ......                 --                (161)                 --                  --
Conversion of redeemable
  preferred stock .............         (2,499,998)             (8,279)                 --                  --
Conversion of redeemable
  common stock ................                 --                  --          (1,000,000)             (7,500)
Deferred stock compensation
  associated with stock options                 --                  --                  --                  --
Amortization of deferred stock
  compensation ................                 --                  --                  --                  --
Exercise of stock options .....                 --                  --                  --                  --
Exercise of warrants ..........                 --                  --                  --                  --
Payment of stockholder notes
  receivable ..................                 --                  --                  --                  --
Dividends paid ................                 --                  --                  --                  --
Net income ....................                 --                  --                  --                  --
                                      ------------        ------------        ------------        ------------
Balances at December 31, 1998 .                 --        $         --                  --        $         --
                                      ============        ============        ============        ============



                                                             WASTE CONNECTIONS, INC. SUPPLEMENTAL CONSOLIDATED
                                         ------------------------------------------------------------------------------------------
                                                                          STOCKHOLDERS' EQUITY
                                         ------------------------------------------------------------------------------------------

                                                    COMMON STOCK               ADDITIONAL         STOCKHOLDER           DEFERRED
                                         -------------------------------         PAID-IN             NOTES                STOCK
                                            SHARES            AMOUNT             CAPITAL          RECEIVABLE          COMPENSATION
                                         ------------       ------------       ------------       ------------        ------------
Balances at December 31, 1995 .             2,888,880       $         29       $        471       $         --        $         --
Net income ....................                    --                 --                 --                 --                  --
                                         ------------       ------------       ------------       ------------        ------------
Balances at December 31, 1996 .             2,888,880                 29                471                 --                  --
Sale of redeemable convertible
  preferred stock .............                    --                 --                 --                 --                  --
Sale of common stock ..........             2,300,000                 23              4,395                 --                  --
Issuance of common stock
  warrants ....................                    --                 --                710                 --                  --
Issuance of stockholder notes
  receivable ..................                    --                 --                 --                (82)                 --
Accretion of redeemable
  convertible preferred stock .                    --                 --                 --                 --                  --
Dividends paid ................                    --                 --                 --                 --                  --
Net loss ......................                    --                 --                 --                 --                  --
                                         ------------       ------------       ------------       ------------        ------------
Balances at December 31, 1997 .             5,188,880                 52              5,576                (82)                 --
Issuance of redeemable common
  stock .......................                    --                 --                 --                 --                  --
Issuance of common stock
  warrants ....................                    --                 --              2,388                 --                  --
Common stock sold in connection
  with initial public offering              2,300,000                 23             23,963                 --                  --
Issuance of common stock ......             1,054,634                 10             17,783                 --                  --
Accretion of redeemable
  convertible preferred stock .                    --                 --                 --                 --                  --
Preferred stock dividend ......                    --                 --                 --                 --                  --
Conversion of redeemable
  preferred stock .............             2,499,998                 25              8,254                 --                  --
Conversion of redeemable
  common stock ................             1,000,000                 10              7,490                 --                  --
Deferred stock compensation
  associated with stock options                    --                 --                821                 --                (821)
Amortization of deferred stock
  compensation ................                    --                 --                 --                 --                 393
Exercise of stock options .....                57,912                  1                223                 --                  --
Exercise of warrants ..........               222,689                  2                136                 --                  --
Payment of stockholder notes
  receivable ..................                    --                 --                 --                 82                  --
Dividends paid ................                    --                 --                 --                 --                  --
Net income ....................                    --                 --                 --                 --                  --
                                         ------------       ------------       ------------       ------------        ------------
Balances at December 31, 1998 .          $ 12,324,113       $        123       $     66,634       $         --        $       (428)
                                         ============       ============       ============       ============        ============




                                      WASTE CONNECTIONS, INC. SUPPLEMENTAL CONSOLIDATED
                                      -------------------------------------------------
                                                    STOCKHOLDERS' EQUITY
                                      -------------------------------------------------

                                           RETAINED
                                           EARNINGS             TOTAL
                                         ------------        ------------
Balances at December 31, 1995 .          $      5,095        $      5,595
Net income ....................                   663                 663
                                         ------------        ------------
Balances at December 31, 1996 .                 5,758               6,258
Sale of redeemable convertible
  preferred stock .............                    --                  --
Sale of common stock ..........                    --               4,418
Issuance of common stock
  warrants ....................                    --                 710
Issuance of stockholder notes
  receivable ..................                    --                 (82)
Accretion of redeemable
  convertible preferred stock .                  (531)               (531)
Dividends paid ................                   (83)                (83)
Net loss ......................                (3,750)             (3,750)
                                         ------------        ------------
Balances at December 31, 1997 .                 1,394               6,940
Issuance of redeemable common
  stock .......................                    --                  --
Issuance of common stock
  warrants ....................                    --               2,388
Common stock sold in connection
  with initial public offering                     --              23,986
Issuance of common stock ......                    --              17,793
Accretion of redeemable
  convertible preferred stock .                  (917)               (917)
Preferred stock dividend ......                    --                  --
Conversion of redeemable
  preferred stock .............                    --               8,279
Conversion of redeemable
  common stock ................                    --               7,500
Deferred stock compensation
  associated with stock options                    --                  --
Amortization of deferred stock
  compensation ................                    --                 393
Exercise of stock options .....                    --                 224
Exercise of warrants ..........                    --                 138
Payment of stockholder notes
  receivable ..................                    --                  82
Dividends paid ................                  (167)               (167)
Net income ....................                 1,890               1,890
                                         ------------        ------------
Balances at December 31, 1998 .          $      2,200        $     68,529
                                         ============        ============



                             See accompanying notes.

                    WASTE CONNECTIONS, INC. AND PREDECESSORS

               SUPPLEMENTAL CONSOLIDATED STATEMENTS OF CASH FLOWS
                      YEAR ENDED DECEMBER 31, 1997 AND 1998
                                 (IN THOUSANDS)


                                                                          PREDECESSORS
                                                                          COMBINED NINE            WASTE CONNECTIONS, INC.
                                                                           MONTHS ENDED           SUPPLEMENTAL CONSOLIDATED
                                                                           SEPTEMBER 30,       ------------------------------
                                                                               1997                YEAR ENDED DECEMBER 31,
                                                                             (NOTE 1)             1997                1998
                                                                          --------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss) ................................................         $  (1,173)         $  (3,750)         $   1,890
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Gain on sale of assets .......................................                (4)                --                 --
     Depreciation and amortization ................................             1,083              1,725              6,306
     Deferred income taxes ........................................                --               (413)             1,356
     Amortization of debt issuance  costs, debt guarantee fees and
       accretion of discount on long-term debt ....................                --                860                192
     Stock compensation ...........................................                --              4,395                632
     Gain on sale of land .........................................                --                 --                 (8)
     Extraordinary item -- extinguishment of debt .................                --                 --              1,291
     Changes in operating  assets and  liabilities, net of effects from acquisitions:
         Accounts receivable, net .................................              (604)            (1,467)            (2,387)
         Prepaid expenses and other current assets ................               (74)               (11)            (1,535)
         Accounts payable .........................................              (221)             3,116               (674)
         Deferred revenue .........................................              (137)               323              1,054
         Accrued liabilities ......................................              (450)               835                319
         Other liabilities ........................................                --                (65)               544
                                                                            ---------          ---------          ---------
 Net cash provided by (used in) operating activities ..............            (1,580)             5,548              8,980
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of property and equipment .....................               188                 --                132
 Payments for acquisitions, net of cash acquired ..................                --            (14,393)           (56,341)
 Prepaid acquisition costs ........................................                --                (20)                --
 Capital expenditures for property and equipment ..................              (735)            (2,372)            (8,122)
 Proceeds from sale of land .......................................                --                 --                625
 Net change in other assets .......................................                22                (47)              (247)
 Proceeds from stockholder notes receivable .......................                --                 --                 82
 Issuance of stockholder notes receivable .........................                --                (82)                --
                                                                            ---------          ---------          ---------
Net cash used in investing activities .............................              (525)           (16,914)           (63,871)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net intercompany balance .........................................             2,142                 --                 --
 Proceeds from short-term borrowings ..............................                --                600                 --
 Proceeds from long-term debt .....................................                --              8,914             77,402
 Principal payments on notes payable ..............................               (38)            (2,724)            (3,374)
 Principal payments on long-term debt .............................                --             (1,085)           (40,273)
 Proceeds from sale of redeemable convertible preferred stock .....                --              6,992                 --
 Proceeds from sale of common stock ...............................                --                 23             23,986
 Proceeds from option and warrant exercises .......................                --                 --                362
 Net change in short term borrowings ..............................                --                 19               (128)
 Net change in advances from a related party ......................                --               (275)                --
 Payment of dividends .............................................                --                (83)              (328)
 Debt issuance costs ..............................................                --               (150)              (854)
                                                                            ---------          ---------          ---------
Net cash provided by financing activities .........................             2,104             12,231             56,793
                                                                            ---------          ---------          ---------
Net increase (decrease) in cash and equivalents ...................                (1)               865              1,902
Cash and equivalents at beginning of period .......................               102                 81                946
                                                                            ---------          ---------          ---------
Cash and equivalents at end of period .............................         $     101          $     946          $   2,848
                                                                            =========          =========          =========
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH
 TRANSACTIONS:
 Cash paid for interest ...........................................         $      --          $     541          $   2,130
                                                                            =========          =========          =========
 Cash paid for income taxes .......................................         $      --          $     744          $     970
                                                                            =========          =========          =========
 Redeemable convertible preferred stock accretion .................                            $     531          $     917
                                                                                               =========          =========
 Issuance of notes payable for land and buildings .................                            $     315          $      --
                                                                                               =========          =========
 In connection with acquisitions, the Company assumed liabilities as follows:
 Fair value of assets acquired ....................................                            $  20,140          $ 120,507
 Cash paid for acquisitions (including acquisition costs) .........                              (11,693)           (56,341)
                                                                                               ---------          ---------
 Liabilities assumed, stock and notes payable issued to sellers ...                            $   8,447          $  64,166
                                                                                               =========          =========



                             See accompanying notes.

                    WASTE CONNECTIONS, INC. AND PREDECESSORS

                          YEAR ENDED DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                                                PREDECESSORS
                                                      ------------------------------
                                                        THE DISPOSAL                       WASTE
                                                      GROUP COMBINED    PREDECESSORS   CONNECTIONS, INC.
                                                        PERIOD FROM       COMBINED       SUPPLEMENTAL
                                                         JANUARY 1,      PERIOD ENDED     CONSOLIDATED
                                                       1996 THROUGH      DECEMBER 31,      YEAR ENDED
                                                      JULY 31, 1996     1996 (NOTE 1)   DECEMBER 31, 1996
                                                      -------------     -------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ............................         $ 2,258          $  (981)         $   663
  Adjustments  to reconcile  net income (loss)
     to net cash provided by (used in) operating
     activities:
     Depreciation and amortization .............             324              962            1,236
     Deferred income taxes .....................             298               --              (19)
     Changes in operating assets and
       liabilities, net of effects from
       acquisitions:
       Accounts receivable, net ................           1,201           (1,992)              63
       Prepaid  expenses and other current
        assets .................................              (2)            (104)             (36)
       Accounts payable ........................             (45)             713              932
       Deferred revenue ........................            (522)             421               42
       Accrued liabilities .....................            (987)             428              129
       Income taxes payable ....................              --               --             (232)
                                                         -------          -------          -------
  Net cash provided by (used in) operating
     activities ................................           2,525             (553)           2,778
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment .              --              117               --
  Capital expenditures for property and
   equipment ...................................              (7)            (282)          (4,790)

  Net change in other assets ...................              --               33               31
                                                         -------          -------          -------
Net cash used in investing activities ..........              (7)            (132)          (4,759)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net intercompany balance .....................              --              642               --
  Proceeds from long-term debt .................             142               --            1,418
  Principal payments on long-term debt .........            (427)              --             (615)
  Principal payments on notes payable ..........              --              (39)              --
  Net change in short-term borrowings ..........              --               --              659
  Net change in advances to related party ......              --               --             (259)
                                                         -------          -------          -------
Net cash provided by (used in) financing
  activities ...................................            (285)             603            1,203
                                                         -------          -------          -------
Net increase (decrease) in cash ................           2,233              (82)            (778)
Cash and equivalents beginning of period .......             961              184              859
                                                         -------          -------          -------
Cash and equivalents at end of period ..........         $ 3,194          $   102          $    81
                                                         =======          =======          =======
SUPPLEMENTARY DISCLOSURES OF CASH FLOW
  INFORMATION AND NON-CASH TRANSACTIONS:
  Cash paid for interest .......................         $    --          $    --          $   284
                                                         =======          =======          =======
  Cash paid for income taxes ...................         $    --          $    --          $   792
                                                         =======          =======          =======
  Issuance of notes payable for land and
     buildings .................................         $    --          $    --          $   260
                                                         =======          =======          =======



                             See accompanying notes.

                    WASTE CONNECTIONS, INC. AND PREDECESSORS

             NOTES TO SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
         (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

    Waste Connections, Inc. ("WCI" or "the Company") was incorporated in Delaware on September 9, 1997 and commenced its operations on October 1, 1997 through the purchase of certain solid waste operations in Washington, as more fully described below and in Note 2. The Company is a regional, integrated, non-hazardous solid waste services company that provides collection, transfer, disposal and recycling services to commercial, industrial and residential customers in California, Idaho, Kansas, Nebraska, Oklahoma, Oregon, South Dakota, Utah, Washington and Wyoming.

Basis of Presentation

    These supplemental consolidated financial statements include the accounts of WCI and its wholly-owned subsidiaries. The consolidated entity is referred to herein as the Company. All intercompany accounts and transactions have been eliminated in consolidation.

    As more fully described in Note 2, on January 19, 1999, the Company entered into a business combination with the Murrey Companies. The business combination has been accounted for as pooling-of-interests and the historical consolidated financial statements of the Company and its predecessors for all years prior to the business combination have been restated in the accompanying supplemental consolidated financial statements to include the financial positions, results of operations and cash flows of the Murrey Companies. The supplemental financial statements will become the historical financial statements of the Company upon issuance of financial statements for a subsequent period that includes the date of the merger.

    The supplemental consolidated financial statements of the Company include reclassifications made to conform financial statement presentation of the Murrey Companies to that of Waste Connections, Inc.

    The entities the Company acquired in September 1997 from Browning-Ferris Industries, Inc. ("BFI") are collectively referred to herein as the Company's predecessors. BFI acquired the predecessor operations at various times during 1995 and 1996, and prior to being acquired by BFI, the predecessors operated as separate stand-alone businesses.

    During the periods in which the Company's predecessors operated as wholly owned subsidiaries of BFI, they maintained intercompany accounts with BFI for recording intercompany charges for costs and expenses, intercompany purchases of equipment and additions under capital leases and intercompany transfers of cash, among other transactions. It is not feasible to ascertain the amount of related interest expense that would have been recorded in the historical financial statements had the predecessors been operated as stand-alone entities. Charges for interest expense were allocated to the Company's predecessors by BFI as disclosed in the accompanying Statement of Operations. The interest expense allocations from BFI are based on formulas that do not necessarily correspond with the balances in the related intercompany accounts. Moreover, the financial position and results of operations of the predecessors during this period may not necessarily be indicative of the financial position or results of operations that would have been realized had the predecessors been operated as stand-alone entities. For the periods in which the predecessors operated as wholly owned subsidiaries of BFI, the statements of operations include amounts allocated by BFI to the predecessors for selling, general and administrative expenses based on certain allocation methodologies which management of the Company believes are reasonable.

    During the periods prior to their acquisition by BFI, the Company's predecessors operated as separate stand-alone businesses. The acquisitions of the predecessors by BFI were accounted for using the purchase method of accounting, and the respective purchase prices were allocated to the fair values of the assets acquired and liabilities assumed. Similarly, the Company's acquisitions of the predecessors from BFI in September 1997 were accounted for using the purchase method of accounting, and the purchase price was allocated to the fair value of the assets acquired and liabilities assumed. Consequently, the amounts of depreciation and amortization included in the statements of operations for the periods presented reflect the changes in basis of the underlying assets that were made as a result of the changes in ownership that occurred during the periods presented. In addition, because the predecessor companies operated independently and were not under common control or management during these periods, and because different tax strategies may have influenced their results of operations, the data may not be comparable to or indicative of their operating results after their acquisition by BFI.

    Due to the manner in which BFI intercompany transactions were recorded as described above, it is not feasible to present a detailed analysis of transactions reflected in the net intercompany balance with BFI. The change in the predecessors' combined intercompany balance with BFI (net of income (loss) and initial investment in the acquired companies) was $642 and $2,142 during the period ended December 31, 1996 and the nine months ended September 30, 1997, respectively.

    The accompanying statements of operations and cash flows for the Company's predecessors for the years ended December 31, 1996 and 1997 are comprised of the following entities for the periods indicated:

YEAR ENDED DECEMBER 31, 1996:

The Disposal Group Combined.........   January 1, 1996 through July 31, 1996
                                       (BFI acquisition date)

Predecessors Combined...............   Period ended December 31, 1996
                                       (represents the combined results of
                                       operations of The Disposal Group
                                       subsequent to the BFI acquisition date
                                       and the operations for the year ended
                                       December 31, 1996 of Fibres
                                       International, Inc. which was acquired by BFI in 1995)

YEAR ENDED DECEMBER 31, 1997:

Predecessors Combined...............   Nine months ended September 30, 1997
                                       (represents the combined results of
                                       operations for the twelve month period of the entities acquired by BFI in 1995 and 1996 described above)

    The Disposal Group Combined consists of three entities that were under common control prior to their acquisition by BFI: Diamond Fab and Welding Service, Inc., Buchmann Sanitary Service, Inc., and The Disposal Group.

    For periods prior to WCI's incorporation on September 9, 1997, the supplemental consolidated financial statements of the Company consist solely of the Murrey Companies. The financial statements of the Murrey Companies include the combined accounts of Murrey's Disposal Company, Inc. ("Murrey's"), American Disposal Company, Inc. ("American"), D.M. Disposal Co., Inc. ("DM"), and Tacoma Recycling Company, Inc. ("Tacoma") as a result of their common management which exercises significant influence over their operations. Significant intercompany balances and transactions between the Murrey Companies have been eliminated in combination.

Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Common Stock Valuation

    In connection with the Company's organization and initial capitalization in September 1997, the Company sold 2.3 million shares of common stock for $.01 per share to certain directors, consultants, and management. As a result, the Company recorded a non-recurring, non-cash stock compensation charge of $4,395 in the accompanying statement of operations, representing the difference between the amount paid for the shares and the estimated fair value of the shares of $1.92 per share on the date of sale. The estimated fair value of the common shares was determined by the Company based on an independent valuation of the common stock.

Cash Equivalents

    The Company considers all highly liquid investments with a maturity of three months or less at purchase to be cash equivalents. As of December 31, 1998, cash equivalents consist of demand money market accounts.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risks consist primarily of accounts receivable. Credit risk on accounts receivable is minimized as a result of the large and diverse nature of the Company's customer base. The Company maintains allowances for losses based on the expected collectibility of accounts receivable. Credit losses have been within management's expectations.

Property and Equipment

    Property and equipment are stated at cost. Improvements or betterments which significantly extend the life of an asset are capitalized. Expenditures for maintenance and repair costs are charged to operations as incurred. The cost of assets retired or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts in the year of disposal. Gains and losses resulting from property disposals are included in other income (expense). Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

    The estimated useful lives are as follows:

Buildings.....................      20 years
Machinery and equipment.......      3 - 15 years
Rolling stock.................      10 years
Containers....................      5 - 15 years
Furniture and fixtures........      3 - 6 years

    In connection with acquisitions (Note 2), the Company acquired certain used property and equipment. This used property and equipment is being depreciated using the straight-line method over its estimated remaining useful lives, which range from one to fifteen years.

    Capitalized landfill costs include expenditures for land and related airspace, permitting costs and preparation costs. Landfill permitting and preparation costs represent only direct costs related to those activities, including legal, engineering and construction. Interest is capitalized on landfill permitting and construction projects and other projects under development while the assets are undergoing activities to ready them for their intended use. The interest capitalization rate is based on the Company's weighted average cost of indebtedness. No interest was capitalized in 1998. Landfill permitting, acquisition and preparation costs are amortized as permitted airspace of the landfill is consumed. Landfill preparation costs include the costs of construction associated with excavation, liners, site berms and the installation of leak detection and leachate collection systems. In determining the amortization rate for a landfill, preparation costs include the total estimated costs to complete construction of the landfills' permitted capacity. Units-of-production amortization rates are determined annually for the Company's operating landfill. The rates are based on estimates provided by the Company's outside engineers and consider the information provided by surveys which are performed at least annually.

Goodwill

    Goodwill represents the excess of the purchase price over the fair value of the net assets of the acquired entities, and is amortized on a straight-line basis over the period of expected benefit of 40 years. Accumulated amortization amounted to $81 and $1,687 as of December 31, 1997 and 1998, respectively.

    The Company continually evaluates the value and future benefits of its intangible assets, including goodwill. The Company assesses recoverability from future operations using cash flows and income from operations of the related acquired business as measures. Under this approach, the carrying value would be reduced if it becomes probable that the Company's best estimate for expected future cash flows of the related business would be less than the carrying amount of the related intangible assets. There have been no adjustments to the carrying amount of intangible assets resulting from these evaluations as of December 31, 1998.

Fair Value of Financial Instruments

     The Company's financial instruments consist primarily of cash, trade receivables, restricted funds held in trust, trade payables and debt instruments. The carrying values of cash, trade receivables, restricted funds held in trust, and trade payables are considered to be representative of their respective fair values. The carrying values of the Company's debt instruments approximate their fair values as of December 31, 1997 and 1998, based on current incremental borrowing rates for similar types of borrowing arrangements.

Interest Rate Protection Agreements

    Interest rate protection agreements are used to reduce interest rate risks and interest costs of the Company's debt portfolio. The Company enters into these agreements to change the fixed/variable interest rate mix of the portfolio to reduce the Company's aggregate exposure to increases in interest rates. The Company does not hold or issue derivative financial instruments for trading purposes. Hedge accounting treatment is applied to interest rate derivative contracts that are designated as hedges of specified debt positions. Amounts payable or receivable under interest rate swap agreements are recognized as adjustments to interest expense in the periods in which they accrue. Net premiums paid for derivative financial instruments are deferred and recognized ratably over the life of the instruments. Under hedge accounting treatment, current period income is not affected by the increase or decrease in the fair market value of derivative instruments as interest rates change and these instruments are not reflected in the financial statements at fair market value. Early termination of a hedging instrument does not result in recognition of immediate gain or loss except in those cases when the debt instruments to which a contract is specifically linked is terminated.

Income Taxes

    The Company, The Disposal Group, and DM use the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

    During the periods in which the predecessors were owned by BFI, their operations were included in the consolidated income tax returns of BFI, and no allocations of income taxes were reflected in the historical statements of operations. For purposes of the combined predecessor financial statements, current and deferred income taxes have been provided on a separate income tax return basis.

    Murrey's, American and Tacoma operate under Subchapter S of the Internal Revenue Code for federal and state income tax reporting purposes. Consequently all of the income tax attributes and liabilities of these companies' operations flow through to the individual shareholders.

Revenue Recognition

    Revenues are recognized as services are provided. Certain customers are billed in advance and, accordingly, recognition of the related revenues is deferred until the services are provided.

Start-Up and Integration Expenses

    During the period from inception (September 9, 1997) through December 31, 1997, the Company incurred certain start-up expenses relating to the formation of the Company, primarily for legal and other professional services, and the costs associated with recruiting the Company's initial management team. In addition, the Company incurred certain integration expenses relating to its initial acquisitions. These start-up and integration expenses have been charged to operations as incurred.

Stock-Based Compensation

    As permitted under the provisions of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("SFAS 123"), the Company has elected to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board's Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"). Under the intrinsic value method, compensation cost is the excess, if any, of the quoted market price or fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. None of the predecessor entities awarded stock-based compensation to employees. Consequently, the related disclosures in the accompanying financial statements and notes relate solely to the Company.

Per Share Information

    In 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts have been presented on the basis set forth in Statement 128 (Note 12). Earnings per share data have not been presented for the predecessor operations because such data is not meaningful.

Closure and Post-Closure Costs

    The Company does not accrue for closure and post-closure costs related to the Fairmead Landfill it operates in Madera County, California. Madera County as required by state law, has established a special fund to pay such liabilities. In 1998, the Company acquired the stock of Red Carpet Landfill ("Red Carpet") in Oklahoma and Butler County Landfill ("Butler") in Nebraska. Both Red Carpet and Butler are engaged in landfilling of municipal solid waste and other acceptable waste streams. Accrued closure and post-closure costs include the current and non-current portion of accruals associated with obligations for closure and post-closure of the landfill. The Company, based as input from its outside engineers, estimates its future closure and post-closure monitoring and maintenance costs for solid waste landfills based on its interpretation of the technical standards of the U.S. Environmental Protection Agency's Subtitle D regulations and the air emissions standards under the Clean Air Act as they are being applied on a state-by-state basis. Closure and post-closure monitoring and maintenance costs represent the costs related to cash expenditures yet to be incurred when a landfill facility ceases to accept waste and closes. Accruals for closure and post-closure monitoring and maintenance requirements in the U.S. consider final capping of the site, site inspection, groundwater monitoring, leachate management, methane gas control and recovery, and operating and maintenance costs to be incurred during the period after the facility closes. Certain of these environmental costs, principally capping and methane gas control costs, are also incurred during the operating life of the site in accordance with the landfill operation requirements of Subtitle D and the air emissions standards. Reviews of the future requirements for closure and post-closure monitoring and maintenance costs for the Company's operating landfills are performed by the Company's consulting engineers at least annually and are the basis upon which the Company's estimates of these future costs and the related accrual rates are revised. The Company provides accruals for these estimated costs as the remaining permitted airspace of such facilities is consumed. The states in which the Company operates its landfills require a specified portion of these accrued closure and post-closure obligations to be funded at any point in time. As of December 31, 1998, the Company estimates that total closure and post-closure costs relating to its landfills will be approximately $5,474, of which approximately $1,233 has been accrued as of December 31, 1998 and included in other long-term liabilities in the accompanying balance sheet.

Segment Information

    The Company adopted FASB Statement No. 131, Disclosure About Segments of an Enterprise and Related Information in 1998. Statement 131 established standards for the way that public business enterprises report information about operating segments. It also established standards for related disclosures about products and services, geographic areas and major customers. Implementation of the provisions of Statement 131 did not have a significant impact on the Company's disclosures.

New Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The statement, which is to be applied prospectively, is effective for the Company's year ended December 31, 2000. The Company is currently evaluating the impact of SFAS No. 133 on its future results of operations and financial position.

    In April 1998, Statement of Position ("SOP") No. 98-5 - "Reporting on the Costs of Start-Up Activities" was issued by the American Institute of Certified Public Accountants. The statement requires costs of start-up activities and organization costs to be expensed as incurred. Initial application of the statement, which is effective for the Company's year ended December 31, 1999, is to be reported as a cumulative effect of a change in accounting principle. The Company believes that the future adoption of SOP No. 98-5 will not have a material effect on its results of operations or financial position.

Reclassifications

    Certain amounts reported in the Company's prior year's financial statements have been reclassified to conform with the 1998 presentation.

2. ACQUISITIONS

The Murrey Companies

    On January 19, 1999, Waste Connections, Inc. consummated a business combination with the Murrey Companies which included the exchange of 2,888,880 shares of Waste Connections, Inc. common stock for all outstanding shares of the Murrey Companies. This business combination will be accounted for as poolings-of-interests, and accordingly, the historical financial statements of the Company have been restated on a supplemental basis to include the consolidated financial statements of Waste Connections, Inc. and the Murrey Companies for all periods presented.

    The supplemental consolidated financial statements have been prepared to give retroactive effect to the business combination with the Murrey Companies. Generally accepted accounting principles prohibit giving effect to a consummated business combination accounted for by the pooling-of-interests method in financial statements that do not include the date of consummation. The accompanying supplemental consolidated financial statements do not extend through the date of consummation, however, they will become the historical consolidated financial statements of the Company after financial statements covering the date of consummation of the business combinations are issued.

    In connection with the business combination with the Murrey Companies, Waste Connections, Inc. incurred transaction related costs of approximately $6,200 which will be to charged to operations in the period during which the merger is consummated.

    The table below sets forth the combined revenues and net income (loss) for the years ended December 31, 1996, 1997 and 1998 (in thousands):

                                               WASTE           THE MURREY     SUPPLEMENTAL
                                         CONNECTIONS, INC.      COMPANIES     CONSOLIDATED
                                         -----------------      ---------     ------------
YEAR ENDED DECEMBER 31, 1996:
  Revenues...........................    $         --         $   25,024      $   25,024
  Net income.........................              --                663             663
YEAR ENDED DECEMBER 31, 1997:
  Revenues...........................           6,237             28,874          35,111
  Net income (loss)..................          (5,066)             1,316          (3,750)
YEAR ENDED DECEMBER 31, 1998:
  Revenues...........................          54,042             32,528          86,570
  Net income.........................           1,748                142           1,890

1998 Acquisitions

    During 1998, the Company acquired 42 businesses, including 2 operational landfills, which were accounted for as purchases. Aggregate consideration for these acquisitions consisted of $56,341 in cash (net of cash acquired), $12,488 in notes payable to sellers, 2,054,634 shares of common stock valued at $25,293, and warrants to purchase 267,925 shares of common stock valued at $1,293. The results of operations of the acquired businesses have been included in the Company's consolidated financial statements from their respective acquisition dates.

    Certain items affecting the purchase price allocations are preliminary. A summary of the preliminary purchase price allocations as of December 31, 1998 for the acquisitions consummated in 1998 is as follows:

Acquired assets:
  Accounts receivable..............................    $  4,670
  Prepaid expenses and other current assets........         301
  Property and equipment...........................      25,853
  Goodwill.........................................      86,358
  Long-term franchise agreements and other.........       2,390
  Non-competition agreement........................         540
  Other assets.....................................         395
Assumed liabilities:
  Deferred revenue.................................        (577)
  Accounts payable and accrued liabilities.........      (9,210)
  Other accrued liabilities........................      (1,575)
  Long-term liabilities assumed....................     (13,638)
  Deferred income taxes............................         (92)
                                                       --------
                                                       $ 95,415
                                                       ========

    In connection with certain of the acquisitions in 1998, the Company is required to pay contingent consideration to certain former shareholders of the respective companies, subject to the occurrence of specified events. As of December 31, 1998, contingent payments relating to these acquisitions total approximately $4,400, including 51,746 shares placed into escrow, are payable primarily in cash and stock, and are earned based upon the achievement of certain milestones. No amounts related to these contingent payments have been included in the Company's financial statements as the events which would give rise to such payments have not yet occurred nor are probable.

Browning-Ferris Industries Related

    On September 29, 1997, the Company purchased all of the outstanding stock of Browning-Ferris Industries of Washington, Inc. and Fibres International, Inc. from BFI (collectively the "Acquisitions"). The total purchase price for the Acquisitions was approximately $15,036, comprised principally of $11,493 in cash and promissory notes payable to BFI totaling $3,543. Of the combined $15,036 purchase price, $9,869 was recorded as goodwill and $150 was assigned to a non-competition agreement. The Acquisitions were accounted for in accordance with the purchase method of accounting and, accordingly, the net assets acquired were included in the Company's consolidated balance sheet based upon their estimated fair values on the date of the Acquisitions. The Company's consolidated statement of operations includes the revenues and expenses of the acquired businesses after the effective date of the transaction.

    A summary of the purchase price allocation for the BFI Acquisitions is as follows:

Acquired assets:
  Accounts receivable........................      $  2,919
  Prepaid expenses and other current assets..           287
  Property and equipment.....................         4,106
  Goodwill...................................         9,869
  Non-competition agreement..................           150
Assumed liabilities:
  Deferred revenue...........................          (428)
  Accounts payable and accrued liabilities...           (26)
  Accrued losses on acquired contracts.......        (1,309)
  Deferred income taxes......................          (532)
                                                   --------
                                                   $ 15,036
                                                   ========

Island Disposal

    During 1997, the Murrey Companies purchased substantially all of the assets of Island Disposal (effective May 2, 1997) and Environmental Waste Systems and Olympic Disposal (both effective December 1, 1997) (collectively the "Murrey Acquisitions"). The total purchase price for the Murrey Acquisitions was approximately $3,100, comprised of $2,900 in cash and promissory notes payable to the sellers totaling $200. Of the combined $3,100 purchase price, $1,791 was recorded as goodwill and $80 was assigned to non-competition agreements. The Murrey Acquisitions were accounted for in accordance with the purchase method of accounting and, accordingly, the net assets acquired were included in the Murrey Companies' combined balance sheet based upon their estimated fair values on the date of the Acquisitions. The Murrey Companies' combined statement of operations includes the revenues and expenses of the acquired businesses after the effective date of the transactions.

    A summary of the purchase price allocation is as follows:

Acquired assets:
  Property and equipment.....................      $ 1,229
  Goodwill...................................        1,791
  Non-competition agreements.................           80
                                                   -------
                                                   $ 3,100
                                                   =======

Predecessor Acquisitions

    As described in Note 1, BFI acquired for cash and debt The Disposal Group Combined on July 31, 1996 in a transaction accounted for as a purchase. Accordingly, the respective purchase price was allocated to the fair values of the assets acquired and liabilities assumed. The following presents purchase price information for this acquisition:

Tangible assets acquired.....................           $ 2,076
Goodwill.....................................             2,671
Assumed liabilities..........................               (33)
                                                        -------
                                                        $ 4,714
                                                        =======

    The following unaudited pro forma results of operations assume that the Company's significant acquisitions included above had occurred at the beginning of each period presented.

                                             YEAR ENDED DECEMBER 31,
                                               1997           1998
                                               ----           ----
                                                   (UNAUDITED)
Total revenue........................        $90,221        $102,888
Net income (loss)....................         (3,871)          2,820
Basic income (loss) per share........          (0.79)           0.19
Diluted income (loss) per share......          (0.79)           0.17

    The unaudited pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on January 1, 1997, nor are they necessarily indicative of future operating results.

3. INTANGIBLE ASSETS

    Intangible assets consist of the following as of December 31, 1997 and 1998:

                                                  DECEMBER 31,
                                               1997           1998
                                               ----           ----
Goodwill.............................         $ 11,263       $ 98,336
Long-term franchise agreements
  and contracts......................               --          2,390
Non-competition agreement............              230            770
Other, net...........................               --            777
                                              --------       --------
                                                11,493        102,273
Less accumulated amortization........              (81)        (1,687)
                                              --------       --------
                                              $ 11,412       $100,586
                                              ========       ========

    The Company acquired certain long-term franchise agreements, contracts and non-competition agreements in connection with certain of its acquisitions. The estimated fair value of the acquired long-term franchise agreements and contracts was determined by management based on the discounted net cash flows associated with the agreements and contracts. The estimated fair value of the non-competition agreements was determined by management based on the discounted adjusted operating income stream that would have otherwise been subject to competition. The amounts assigned to the franchise agreements, contracts, and non-competition agreements is being amortized on a straight-line basis over the lesser of 40 years or the remaining term of the related agreements (ranging from 17 to 40 years).

4. PROPERTY AND EQUIPMENT

    Property and equipment consists of the following as of December 31, 1997 and 1998:

                                               DECEMBER 31,
                                            1997            1998
                                            ----            ----
Land and buildings...............         $ 6,668        $  19,461
Rolling stock....................           9,923           19,713
Containers.......................           6,375           12,644
Machinery and equipment..........           3,840            7,638
Furniture and fixtures...........             322              335
                                          -------        ---------
                                           27,128           59,791
Less accumulated depreciation....          (8,124)         (12,805)
                                          -------        ---------
                                          $19,004        $  46,986
                                          =======        =========

    Landfill costs of approximately $9,044 are included in land, buildings and improvements at December 31, 1998. No landfills were owned as of December 31, 1997.

    Combined depreciation expense for the predecessor operations was $1,101 and $789 for the year ended December 31, 1996, and the nine months ended September 30, 1997, respectively. The Company's depreciation expense for the period from inception (September 9, 1997) through December 31, 1997 and for the year ended December 31, 1998 was $1,652 and $4,689, respectively.

5. OTHER ASSETS

    Other assets consist of the following as of December 31, 1997 and 1998:

                                               DECEMBER 31,
                                            1997            1998
                                            ----            ----
Restricted cash..................         $    --        $   1,521
Other............................              58              457
                                          -------        ---------
                                          $    58        $   1,978
                                          =======        =========

    Restricted funds held in trust are included as part of other assets and consist of amounts on deposit with various banks that support the Company's financial assurance obligations for its landfill facilities' closure and postclosure costs and amounts outstanding under the Madera Bond (Note 7).

6. SHORT-TERM BORROWINGS

    Short-term borrowings consist of various revolving and non-revolving lines-of-credit with a bank, bearing interest at 8.50% as of December 31, 1998 and which mature at various dates through February 28, 1999. The lines of credit are secured by all accounts receivable and inventory accounts, which totaled $3,176 as of December 31, 1998. The lines-of-credit were fully utilized as of December 31, 1998.

7. LONG-TERM DEBT

    On January 30, 1998, the Company obtained a revolving credit facility from BankBoston N.A. (the "January Credit Facility"). The maximum amount available under the January Credit Facility was $25,000, including stand-by letters-of-credit, and the borrowings bore interest at various fixed and/or variable rates at the Company's option. The January Credit Facility allowed for the Company to issue up to $5,000 in stand-by letters-of-credit. The January Credit Facility required quarterly payments of interest and required the Company to pay an annual commitment fee equal to 0.5% of the unused portion of the January Credit Facility. In connection with the January Credit Facility the Company granted to an affiliate of BankBoston a warrant to purchase 140,000 shares of the Company's common stock with an exercise price of $2.80 per share and an expiration date of January 29, 2008 (Note 10).

    On May 28, 1998, the Company entered into a new revolving credit facility with a syndicate of banks for which BankBoston N.A. acted as agent (the "May Credit Facility"). The maximum amount available under the May Credit Facility was $60,000 (including stand-by letters of credit) and the borrowings bore interest at various fixed and/or variable rates at the Company's option. The May Credit Facility replaced the January Credit Facility. The May Credit Facility allowed for the Company to issue up to $5,000 in stand-by letters-of-credit. The May Credit Facility required quarterly payments of interest and borrowings were secured by virtually all of the Company's assets. The May Credit Facility required the Company to pay an annual commitment fee equal to 0.375% of the unused portion of the facility.

    On November 20, 1998, the Company entered into a new revolving credit facility with a syndicate of banks for which BankBoston N.A. acted as agent (the "November Credit Facility"). As of December 31, 1998, the maximum amount available under the November Credit Facility is $115,000 (including stand-by letters of credit) and the borrowings bear interest at various fixed and/or variable rates at the Company's option (approximately 7.0% as of December 31, 1998). The maximum amount available was increased to $125,000 in January 1999. The November Credit Facility replaced the May Credit Facility. The November Credit Facility allows for the Company to issue up to $15,000 in stand-by letters-of-credit, of which $1,829 were issued as of December 31, 1998. The November Credit Facility requires quarterly payments of interest and it matures in November 2003. Borrowings are secured by substantially all of the Company's assets and the Company is required to pay an annual commitment fee equal to 0.375% of the unused portion of the facility. The November Credit Facility places certain business, financial and operating restrictions on the Company relating to, among other things, the incurrence of additional indebtedness, investments, acquisitions, asset sales, mergers, dividends, distributions and repurchase and redemption of capital stock. The November Credit Facility also contains covenants that require specified financial ratios and balances be maintained. As of December 31, 1998, the Company was in compliance with these covenants.

    On June 16, 1998, the Company completed a $1,800 tax-exempt bond financing for its Madera subsidiary (the "Madera Bond"). These funds will be used for specified capital expenditures and improvements, including installation of a landfill gas recovery system. The bonds mature on May 1, 2016 and bear interest at variable rates based on market conditions for California tax exempt bonds (approximately 3.8% at December 31, 1998). The bonds are backed by a letter of credit issued by BankBoston N.A. under the November Credit Facility for $1,800. Funds from the bond offering are held by a trustee until the capital expenditures are completed. The unused funds are classified as restricted cash and included in other assets in the accompanying consolidated balance sheet.

    Long-term debt consists of the following as of December 31, 1997 and 1998:


                                                                                                          DECEMBER 31,
                                                                                                    1997              1998
                                                                                                    ----              ----

November Credit Facility ..............................................................         $     --          $ 57,281

Madera Bond ...........................................................................               --             1,800

Term loan payable to the Bank bearing interest at the Bank's prime rate plus
  2.0% (aggregating  10.5% as of December 31, 1998);  monthly  principal payments of $76 plus interest  beginning October 1997 through August 2002; all outstanding principal and interest are due September 2002;  secured by substantially all of WCI's assets; subordinate to the notes payable to
  BFI with respect to certain specified assets ........................................            5,343                --

Note payable to sellers in connection with acquisition, non-interest bearing,
  due January 1999 ....................................................................               --             8,546

Note payable to a bank bearing interest at a variable rate (approximately 8.4%
  as of December 31, 1998); monthly payments of principal and interest of $25;
  maturing in November 2007; secured by certain cash accounts and a pledge of one of the Murrey Companies exclusive franchise
  agreements ..........................................................................            2,000             1,866

Notes payable to a bank bearing interest at various fixed rates (ranging from
  9.1% to 9.2% as of December 31, 1998); monthly payments of principal and interest aggregating $25 and one-time payments of $470 and $751 in September
  2000 and May 2001, respectively; maturing at various dates between September
  2000 and May 2001; secured by land and buildings with a net book value of
  approximately $2,463 as of December 31, 1998 ........................................            1,544             1,350

Equipment financing notes payable bearing interest at various rates (ranging from 8.6% to 8.8% as of December 31, 1998); monthly payments of principal and interest aggregating $21; maturing at various dates through September 2001;
  secured by equipment with an aggregate net book value of approximately $660 as
  of December 31, 1998 ................................................................              822               423

Note payable to a bank bearing interest at 8.6%; monthly payments of principal and interest aggregating $13; maturing in October 2001; secured by equipment with a net book value of approximately $400 as of December 31, 1998 and certain
  cash  accounts ......................................................................              632               514

Notes payable to sellers bearing interest at 9.0% as of December 31, 1998;
  monthly principal and interest payments of $3; maturing October 2007; secured by land and buildings with a net book value of approximately $901 as of December 31,
  1998 ................................................................................              471               291

Note payable to BFI bearing interest at 6.0%; all outstanding principal and interest are due December 1997; secured by substantially all of WCI's accounts
  receivable ..........................................................................              319                --

Note payable to BFI bearing interest at 10.0%; quarterly payments of interest beginning December 1997; all outstanding principal and interest are due
  March 1998; secured by substantially all of WCI's assets ............................              500                --

Unsecured notes payable to seller bearing interest at 8.0% as of December 31,
  1998; monthly principal and interest payments of $4; maturing in June 2002 ..........              189                90

Revolving line of credit from a bank bearing interest at the bank's prime rate plus 1.5% (aggregating 10% at December 31, 1997); interest was payable monthly and the line was to expire on September 29, 1998; secured by substantially all
  of the Company's assets .............................................................              600                --

Other .................................................................................              122             2,071
                                                                                                --------          --------
                                                                                                  12,542            74,232
Less: current portion .................................................................             (873)          (10,247)
                                                                                                --------          --------
                                                                                                $ 11,669          $ 63,985
                                                                                                ========          ========

    The term loan payable to the Bank and the notes payable to BFI were personally guaranteed by certain officers and stockholders of the Company (Note
10).

    As of December 31, 1998, aggregate contractual future principal payments by calendar year on long-term debt are due as follows:

          1999.............      $ 10,247
          2000.............         1,497
          2001.............         1,433
          2002.............           420
          2003.............        57,593
          Thereafter.......         3,042
                                 --------
                                 $ 74,232
                                 ========

    Management used borrowings from the January Credit Facility to pay off all amounts outstanding under the term loan payable to the Bank and all notes payable to BFI, and as such, these amounts have been classified as long-term debt as of December 31, 1997.

    The Company has entered into an interest rate protection agreement (the "Interest Agreement"), with its primary banking institution to reduce its exposure to fluctuations in variable interest rates. The Interest Agreement, which is effective November 2, 1998 through November 2, 2000, effectively changes the Company's interest rate paid on a notional amount of $27,700 of its floating rate long-term debt to a weighted average fixed rate (approximately 6.43% at December 31, 1998). The fair value of the Interest Agreement as of December 31, 1998 was approximately $188, which reflects the estimated amounts that the Company would receive to terminate the Interest Agreement based on quoted market prices of comparable contracts as of December 31, 1998. In the event of nonperformance by the counterparty, the Company would be exposed to interest rate risk if the variable interest rate received were to exceed the fixed rate paid by the Company under the terms of the Interest Agreement.

8. COMMITMENTS AND CONTINGENCIES

COMMITMENTS

Leases

    The Company leases its facilities and certain equipment under non-cancelable operating leases for periods ranging from one to five years. The Company's supplemental consolidated rent expense under operating leases during the years ended December 31, 1996, 1997 and 1998 was $170, $235 and $730, respectively.

    As of December 31, 1998, future minimum lease payments under these leases, by calendar year, are as follows:

          1999...........     $   715
          2000...........         713
          2001...........         599
          2002...........         504
          2003...........         485
          Thereafter.....       2,059
                              -------
                              $ 5,075
                              =======

Performance Bonds and Letters of Credit

    Municipal solid waste collection contracts may require performance bonds or other means of financial assurance to secure contractual performance. As of December 31, 1998, WCI had provided customers and various regulatory authorities with bonds and letters of credit of approximately $3,692 to secure its obligations. The Company's November Credit Facility provides for the issuance of letters of credit in an amount up to $15,000, but any letters of credit issued reduce the availability of borrowings for acquisitions or other general corporate purposes. If the Company were unable to obtain surety bonds or letters of credit in sufficient amounts or at acceptable rates, it could be precluded from entering into additional municipal solid waste collection contracts or obtaining or retaining landfill operating permits.

CONTINGENCIES

Environmental Risks

    The Company is subject to liability for any environmental damage that its solid waste facilities may cause to neighboring landowners or residents, particularly as a result of the contamination of soil, groundwater or surface water, and especially drinking water, including damage resulting from conditions existing prior to the acquisition of such facilities by the Company. The Company may also be subject to liability for any off-site environmental contamination caused by pollutants or hazardous substances whose transportation, treatment or disposal was arranged by the Company or its predecessors. Any substantial liability for environmental damage incurred by the Company could have a material adverse effect on the Company's financial condition, results of operations or cash flows. As of December 31, 1998, the Company is not aware of any such environmental liabilities.

Legal Proceedings

    In the normal course of its business and as a result of the extensive governmental regulation of the solid waste industry, the Company is subject to various judicial and administrative proceedings involving federal, state or local agencies. In these proceedings, an agency may seek to impose fines on the Company or to revoke or deny renewal of an operating permit held by the Company. From time to time the Company may also be subject to actions brought by citizens' groups or adjacent landowners or residents in connection with the permitting and licensing of landfills and transfer stations, or alleging environmental damage or violations of the permits and licenses pursuant to which the Company operates.

    In addition, the Company may become party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business. However, as of December 31, 1998 there is no current proceeding or litigation involving the Company that the Company believes will have a material adverse impact on its business, financial condition, results of operations or cash flows.

    During the period from January 1, 1996 through July 31, 1996, The Disposal Group won a lawsuit against the city of Vancouver, Washington relating to the city's annexation of certain territories served by The Disposal Group. The Disposal Group received approximately $2,600 from the lawsuit, which is included in other income in the accompanying statement of operations.

Disposal Site

    The Murrey Companies have been informed that the Hidden Valley Landfill, which is currently utilized by them for disposal of waste collected in Pierce County, is currently operating under a Consent Decree with the Washington State Department of Ecology and the Environmental Protection Agency. Under the terms of the Consent Decree, the Hidden Valley Landfill was closed on December 31, 1998; and subsequent to that date, all of the waste collected by the Murrey Companies in Pierce County was long hauled to an alternate disposal site pending completion of a new solid waste landfill in Pierce County. Management of the Company does not believe that the closure of the Hidden Valley Landfill will have a material adverse impact on it's business, financial position, results of operations or cash flows.

Employees

    Approximately 67 drivers and mechanics at WCI's Vancouver, Washington operation are represented by the Teamsters Union, with which Browning-Ferris Industries of Washington, Inc., the Company's predecessor in Vancouver, entered a four-year collective bargaining agreement in January 1997. Approximately 11 drivers at Arrow Sanitary Services, Inc. ("Arrow"), a wholly owned subsidiary of the Company, are represented by the Teamsters Union, with which Arrow entered into a three-year collective bargaining agreement in March 1998. In addition, in July 1997, the employees at the Company's facility in Issaquah, Washington, adopted a measure to select a union to represent them in labor negotiations with management. The union and management operated under a one-year negotiating agreement, that ended July 27, 1998.

    Since July 27, 1998, negotiations have continued between the union and the Company, although the union is permitted to call a strike or call for arbitration of the outstanding issues. The employees at Issaquah have filed to decertify the union, and the union has filed a claim with the National Labor Relation Board to attempt to block the decertification. The Company is not aware of any other organizational efforts among its employees and believes that its relations with its employees are good.

    Approximately 46 of the Murrey Companies' route drivers are represented by the Teamsters Union. The Murrey Companies have a collective bargaining agreement that expires in June 1999. The Murrey Companies are not aware of any other organizational efforts among their employees and believes that their relations with their employees are good.

9. REDEEMABLE CONVERTIBLE PREFERRED STOCK

    In September 1997, the Company received net proceeds of $6,992 from the sale of 2,499,998 shares of redeemable convertible preferred stock (the "Preferred Stock"). The Preferred Stock accrued cumulative dividends at the rate of $.098 per share annually. Accumulated and unpaid dividends on Preferred Stock amounted to $61 as of December 31, 1997. Each share of Preferred Stock was redeemable, at the holder's option, during the period from April 1, 1999 through October 1, 1999 for $4.20 per share plus any accumulated and unpaid dividends. The Preferred Stock and any accumulated and unpaid dividends were convertible at the holder's option into shares of the Company's common stock at the calculated rate of $2.80 per share divided by the "Conversion Price" subject to certain anti-dilution adjustments. Each share was automatically converted into common stock immediately upon the closing of the Company's initial public offering of common stock at a Conversion Price of $2.80 per share.

10. STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock

    Of the 37,675,887 shares of common stock authorized but unissued as of December 31, 1998, the following shares were reserved for issuance:

     Stock option plan.............      1,139,214
     Stock purchase warrants.......      1,291,135
     Shares held in escrow.........         51,746
                                         ---------
                                         2,482,095
                                         =========

Stockholder Notes Receivable

    In December 1997, the Company provided loans in the aggregate amount of $82 to certain employees, who are also common stockholders, for the purchase of shares of the Company's Preferred Stock. The notes bore interest at 8%, were secured by the Preferred Stock purchased and common stock owned by the employees, and were paid in full during 1998.

Stock Options

    In November 1997, WCI's Board of Directors adopted a stock option plan in which all officers, employees, directors and consultants may participate (the "Option Plan"). Options granted under the Option Plan may either be incentive stock options or nonqualified stock options (the "Options"), generally have a term of 10 years from the date of grant, and will vest over periods determined at the date of grant. The exercise prices of the options are determined by the Company's Board of Directors and will be at least 100% or 110% of the fair market value of the Company's common stock on the date of grant as provided for in the Option Plan.

    In connection with the Option Plan, WCI's Board of Directors approved the reservation of 1,200,000 shares of common stock for issuance thereunder. As of December 31, 1997 and 1998, 35,000 and 333,121 options to purchase common stock were exercisable under the Option Plan, respectively. In addition, as of December 31, 1997 and 1998, options for 671,500 and 160,450 shares, respectively of common stock were available for future grants under the Option Plan.

    A summary of WCI's stock option activity and related information during the period from inception (September 9, 1997) through December 31, 1997 and the year ended December 31, 1998 is presented below:


                                         NUMBER OF       WEIGHTED AVERAGE
                                      SHARES (OPTIONS)    EXERCISE PRICE
                                      ----------------   ----------------
Outstanding at inception..........             --              $  --
Granted...........................        528,500                4.92
                                         --------
Outstanding as of December 31, 1997       528,500                4.92
Granted (unaudited)...............        511,050                9.58
Forfeited (unaudited).............          2,874                5.00
Exercised (unaudited).............         57,912                4.69
                                         --------
Outstanding as of December 31, 1998       978,764                7.38
                                         ========

    The following table summarizes information about stock options outstanding as of December 31, 1998:

                                            OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                   -------------------------------------  ------------------------
                                                             WEIGHTED
                                                              AVERAGE
                                                WEIGHTED     REMAINING                   WEIGHTED
                                                AVERAGE     CONTRACTUAL                  AVERAGE
                                                EXERCISE       LIFE                      EXERCISE
EXERCISE RANGE                      SHARES       PRICE      (IN YEARS)     SHARES         PRICE
--------------                      ------     ---------    -----------    ------        --------
$ 2.80 to  5.00 ............       544,099      $ 2.92          8.9        190,869       $ 2.97
$ 6.00 to  9.50 ............        62,415        8.42          8.9         14,582         8.01
$10.50 to 12.50 ............       240,000       11.06          9.2         80,003        11.05
$15.19 to 19.00 ............        95,750       17.25          9.5         47,667        16.23
$21.00 to 22.13 ............        36,500       21.90          9.6             --           --
                                   -------                                 -------
                                   978,764        7.38          8.9        333,121         7.04
                                   =======                                 =======

    The weighted average grant date fair values for options granted during 1997 and 1998 are as follows:

                                                       YEAR ENDED DECEMBER 31,
                                                       1997             1998
                                                       ----             ----
Exercise prices equal to market price of stock         $  --         $   5.28
Exercise  prices  less  than  market  price of
stock ........................................            --             6.52
Exercise  prices  greater than market price of
stock ........................................          0.30             3.09

    Pro Forma information regarding net income (loss) and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the period from inception (September 9, 1997) through December 31, 1997 and the year ended December 31, 1998: risk-free interest rate of 6%; and 5%, respectively; dividend yield of zero; volatility factor of the expected market price of the Company's common stock of .40 and .55, respectively; and a weighted-average expected life of the option of 4 years.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The following table summarizes the Company's pro forma net loss and pro forma basic net loss per share for the period from inception (September 9, 1997) through December 31, 1997 and for the year ended December 31, 1998:

                                                              YEAR ENDED DECEMBER 31,
                                                               1997          1998
                                                               ----          ----
Pro forma net income (loss)............                      $(3,754)      $    567
Pro forma net loss applicable to common
  stockholders.........................                       (4,285)          (350)
Pro forma basic net loss per share.....                         (.90)         (0.04)

    During the year ended December 31, 1998, the Company recorded deferred stock compensation of $821 relating to stock options granted during the period with exercise prices less than the estimated fair value of the Company's common stock on the date of grant. The deferred stock compensation is being amortized into expense over the vesting periods of the stock options which generally range from 1 to 3 years. Compensation expense of $393 was recorded during the year ended December 31, 1998 relating to these options, and the remaining $428 will be amortized into expense in future periods.

Stock Purchase Warrants

    At December 31, 1998, the Company had outstanding warrants to purchase 1,291,135 shares of the Company's common stock at exercise prices between $0.01 and $22.13 per share. The warrants are exercisable upon vesting and notification and expire between 2000 and 2008.

    In September 1997, the Company issued a warrant to purchase 200,000 shares of the Company's common stock to the Bank that provided the line of credit and term loan payable. The exercise price of the warrant is $.01 per share and contains provisions for a cashless exercise at the bank's option. The warrant was valued at $382 on its date of issuance using the Black-Scholes pricing model with an assumed stock price volatility of .40, risk-free interest rate of 6.0%, estimated fair value of the common stock of $1.92 per share and an expected life of 7 years. The value assigned to the warrant was reflected as a discount on long-term debt. The discount was fully accreted to interest expense using the straight-line method over the expected term of the debt agreements (approximately three months). In 1998, the bank received 172,578 shares of common stock through the exercise of 172,689 warrants.

    In connection with their guarantee of certain of the Company's debt obligations, the Company issued in December 1997 warrants to purchase 841,000 shares of the Company's common stock to certain directors and stockholders of the Company. The exercise price of the warrants is $2.80 per share. The warrants were valued at $328 on their date of issuance using the Black-Scholes pricing model with an assumed stock price volatility of .40, risk-free interest rate of 6.0%, estimated fair value of the common stock of $1.92 per share and expected lives of 3 years. The value assigned to these warrants was fully amortized to interest expense over the expected term of the debt agreements (approximately three months).

    In December 1997, the Company issued to consultants warrants to purchase 15,000 shares of the Company's common stock. Warrants to purchase 10,000 and 5,000 shares of common stock had exercise prices of $5.00 per share and $2.80 per share, respectively.

    In January 1998, the Company issued a warrant to purchase 140,000 shares of its common stock to BankBoston N.A. in connection with the January Credit Facility. The exercise price of the warrant is $2.80 per share. The warrant was valued at $855 on its date of issuance using the Black-Scholes pricing model with an assumed stock price volatility of .40, risk-free interest rate of 6%, estimated fair value of the common stock of $7.50 per share and an expected life of 10 years. The value assigned to the warrant was reflected as a discount on long-term debt and accreted to interest expense using the interest method over the expected term of the January Credit Facility. The January Credit Facility was extinguished in May 1998 and the unamortized discount on the debt was expensed as an extraordinary loss on early extinguishment of debt.

    In February 1998, the Company issued warrants to purchase 200,000 shares of its common stock with an exercise price of $4.00 per share in connection with an acquisition. The warrants were valued at $954 using the Black-Scholes pricing model and recorded as an element of purchase price for the acquisition.

    In February 1998, the Company granted warrants to an employee to purchase 50,000 shares of the Company's common stock at $2.80 per share. The Company recorded stock compensation expense of approximately $240 relating to these warrants. All such warrants were exercised in 1998.

    During 1998, the Company issued warrants to certain market development consultants to purchase 67,935 shares of the Company's common stock with exercise prices ranging from $12.00 to $22.13 per share. The warrants were valued at $339 using the Black-Scholes pricing model and recorded as an element of purchase price of the related acquisitions.

11. INCOME TAXES

    The provision (benefit) for income taxes for the years ended December 31, 1996, 1997 and 1998 consists of the following:


                         PREDECESSOR
                      -------------------                    WCI
                      THE DISPOSAL GROUP                SUPPLEMENTAL
                           COMBINED                     CONSOLIDATED
                         PERIOD FROM                      YEAR ENDED
                       JANUARY 1, 1996                   DECEMBER 31,
                            THROUGH           -----------------------------------
                         JULY 31, 1996         1996           1997          1998
                      ----------------        -------        ------        ------
Current:
  Federal........            $ 207            $  562         $  716        $1,432
  State..........               --                --             --           142
Deferred:
  Federal........              298               (19)          (414)        1,217
  State..........               --                --             --           139
                             -----            ------         ------        ------
                             $ 505            $  543         $  302        $2,930
                             =====            ======         ======        ======

    Significant components of deferred income tax assets and liabilities are as follows as of December 31, 1997 and 1998:

                                                       WCI SUPPLEMENTAL
                                                         CONSOLIDATED
                                                    -----------------------
                                                      1997          1998
                                                    ---------     ---------
  Deferred income tax assets:
    Accounts receivable reserves...............     $      8      $    152
    Amortization...............................          290            --
    Accrued expenses...........................           --             8
    Vacation accrual...........................           15             6
    State taxes................................           --            22
    Other......................................           --            49
    Net operating losses.......................           54            --
                                                    --------      --------
  Total deferred income tax assets.............          367           237
  Deferred income tax liabilities:
    Amortization...............................           --          (757)
    Depreciation...............................       (1,187)       (1,368)
    Other liabilities..........................           --          (146)
    Prepaid expenses...........................           --          (234)
                                                    --------      --------
  Total deferred income tax liabilities........       (1,187)       (2,505)
                                                    --------      --------
  Net deferred income tax liability............     $   (820)     $ (2,268)
                                                    ========      ========

    The differences between the Company's provision (benefit) for income taxes as presented in the accompanying statements of operations and benefit for income taxes computed at the federal statutory rate is comprised of the items shown in the following table as a percentage of pre-tax income (loss):

                                                                         PREDECESSORS
                                               -----------------------------------------------------------
                                                THE DISPOSAL
                                                    GROUP
                                                  COMBINED
                                                 PERIOD FROM         PREDECESSORS          PREDECESSORS
                                               JANUARY 1, 1996         COMBINED              COMBINED
                                                   THROUGH           PERIOD ENDED        NINE MONTHS ENDED
                                                JULY 31, 1996      DECEMBER 31, 1996    SEPTEMBER 30, 1997
                                              ------------------  ------------------   -------------------
Income tax provision (benefit) at
  the statutory rate...................             34.0%                (34.0%)               (34.0%)
Effect of allowance....................             (16.0%)               34.0%                 34.0%
                                                    -----                -----                 -----
                                                    18.0%                  --                    --
                                                    =====                =====                 =====

                                                                   WCI SUPPLEMENTAL
                                                                     CONSOLIDATED
                                                          ---------------------------------
                                                               YEARS ENDED DECEMBER 31,
                                                          ---------------------------------
                                                          1996           1997          1998
                                                          ----           ----          ----
Income tax  provision  (benefit) at the statutory
  rate ..........................................         34.0%         (34.0%)        34.0%
State taxes, net of federal benefit .............           --            --            4.0%
Goodwill amortization ...........................           --            --            3.0%
Tax effect of companies reporting under
Subchapter S ....................................         10.0%         (1.0%)          5.0%
Stock compensation expense ......................           --          44.0%           3.0%
Other ...........................................          1.0%           --            1.0%
                                                          ----          ----           ----
                                                          45.0%          9.0%          50.0%
                                                          ====          ====           ====

12. NET INCOME (LOSS) PER SHARE INFORMATION

    The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net loss per share for the years ended December 31, 1996, 1997 and 1998:


                                                     DECEMBER 31,          DECEMBER
                                                        1996               31, 1997                  DECEMBER 31, 1998
                                                      BASIC AND            BASIC AND         ----------------------------------
                                                      DILUTED               DILUTED              BASIC               DILUTED
                                                     NET INCOME            NET LOSS           NET INCOME            NET INCOME
                                                     PER SHARE             PER SHARE          PER SHARE              PER SHARE
                                                    ------------         ------------        ------------          ------------
Numerator:
 Income (loss) before extraordinary item            $        663         $     (3,750)       $      2,917          $      2,917
 Redeemable convertible preferred stock
  accretion ............................                      --                 (531)               (917)                 (917)
                                                    ------------         ------------        ------------          ------------
 Income (loss) applicable to common
  stockholders before extraordinary item            $        663         $     (4,281)       $      2,000                 2,000
                                                    ============         ============        ============          ============
 Extraordinary item ....................                      --                   --              (1,027)               (1,027)
                                                    ------------         ------------        ------------          ------------
 Net income (loss) applicable to common
   stockholders ........................            $        663         $     (4,281)       $        973          $        973
                                                    ============         ============        ============          ============
Denominator:
 Weighted average common shares
  outstanding ..........................               2,888,880            4,761,447           9,349,173             9,349,173
 Dilutive effect of stock options and
  warrants outstanding .................                      --                   --                  --             1,628,930
 Incremental common shares issuable
  upon redemption of redeemable common
  stock ................................                      --                   --                  --               282,192
                                                    ------------         ------------        ------------          ------------
                                                       2,888,880            4,761,447           9,349,173            11,260,295
                                                    ============         ============        ============          ============

    As of December 31, 1998, outstanding options to purchase 87,832 shares of common stock (with exercise prices ranging from $18.62 to $22.13) could potentially dilute basic net income per share in the future and have not been included in the computation of diluted net loss per share because to do so would have been antidilutive for the period presented.

13. RELATED PARTY TRANSACTIONS

Recycling Agreement

    WCI has entered into certain transactions with Continental Paper, LLC ("Continental"), in which WCI delivers to Continental all of it's collected recyclable materials in areas in which Continental has processing facilities and Continental pays WCI market rates for the recyclable materials. Certain of WCI's stockholders are the majority owners of Continental. During the period from inception (September 9, 1997) through December 31, 1997 and the year ended December 31, 1998, the Company received, after deducting amounts paid to Continental, approximately $10 and paid approximately $108, respectively, to/from Continental in these transactions.

Operating Lease

    The Murrey Companies lease land (on which certain of their facilities are located) from a shareholder of the Murrey Companies. This lease is pursuant to an informal arrangement whereby the Murrey Companies pay all of the property taxes and other expenses associated with the leased land in lieu of monthly rent. These payments totaled approximately $10 during each of the years ended December 31, 1996, 1997 and 1998.

Advances

    As of December 31, 1997 and 1998, the Murrey Companies had non-interest bearing advances payable to one of their shareholders totaling $543.

Disposal Fees

    During the years ended December 31, 1996, 1997 and 1998, the Murrey Companies paid $7,730, $8,592 and $8,816, respectively, in disposal fees to a landfill that is owned and operated by a company in which one of the Murrey Companies' shareholders has an approximate 33% ownership interest.

14. EMPLOYEE BENEFIT PLAN

    WCI has a voluntary savings and investment plan (the "401(k) Plan"). The 401(k) Plan is available to all eligible, non-union employees of WCI. Under the 401(k) Plan, WCI's contributions are 40% of the first 5% of the employee's contributions. During the period from inception (September 9, 1997) through December 31, 1997 and the year ended December 31, 1998, WCI's 401(k) Plan expense was approximately $2 and $58, respectively.

    The Murrey Companies have a voluntary savings and investment plan (the "401(k) Plan"). The 401(k) Plan is available to all eligible, non-union employees of the Murrey Companies. Under the 401(k) Plan, the Murrey Companies' contributions are at the discretion of management. During the years ended December 31, 1996, 1997 and 1998, the Murrey Companies' 401(k) Plan expense was approximately $267, $316 and $336, respectively.

15. SUBSEQUENT EVENTS

Murrey Companies Merger

    On January 19, 1999, WCI merged with Murreys Disposal Company, Inc., DM Disposal Co., Inc., American Disposal Company, Inc., and Tacoma Recycling, Inc. (Collectively, the "Murrey Companies"). The transaction was accounted for as poolings-of-interests, whereby the Company issued 2,888,880 shares of its common stock for all of the outstanding shares of the Murrey Companies. In Connection with the merger with the Murrey Companies, the Company incurred transaction related costs of approximately $6,200, which will be charged to operations in the first quarter of 1999.

Secondary Public Offering

    Effective February 9, 1999, the Company sold approximately 4,000,000 shares of common stock at $17.50 per share. As a result of the offering, the Company received approximately $65,300 in net proceeds and used the proceeds to pay down approximately $50,200 of its then outstanding debt.

Other Acquisitions

    During the period from January 1, 1999 through February 17, 1999, the Company acquired or signed definitive agreements to acquire three companies, one of which is subject to certain regulatory approvals. The consideration to be paid for these acquisitions consists of a combination of cash and shares of the Company's common stock, and will materially increase the Company's borrowings under the November Credit Facility (Note 7) and its number of outstanding common shares.

                                   SIGNATURES

        Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Waste Connections, Inc.

                                            By:  /s/ Ronald J. Mittelstaedt
                                               ---------------------------------
                                               Ronald J. Mittelstaedt
Date: March 29, 1999                           President


        Pursuant to the requirements of the Securities Act of 1934,this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                           Title                                     Date
/s/  Ronald J. Mittelstaedt
     Ronald J. Mittelstaedt         Chairman, President and Director
                                    (principal executive officer)          March 29, 1999
/s/  Steven F. Bouck
     Steven F. Bouck                Chief Financial Officer
                                    (principal financial officer)          March 29, 1999
/s/  Michael R. Foos
     Michael R. Foos                Vice President and
                                    Controller (principal
                                    accounting officer)                    March 29, 1999

/s/  Eugene V. Dupreau
     Eugene V. Dupreau              Vice President-California Divison
                                    and Director                           March 29, 1999
/s/  Michael W. Harlan
     Michael W. Harlan              Director                               March 29, 1999

/s/  William J. Razzouk
     William J. Razzouk             Director                               March 29, 1999

/s/  Irmgard R. Wilcox
     Irmgard R. Wilcox              Controller - Northern
                                    Washington Division and
                                    Director                               March 29, 1999

                    WASTE CONNECTIONS, INC. AND PREDECESSORS

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  Years Ended December 31, 1996, 1997 and 1998
                                 (in thousands)

                                                           Additions
                                                     ----------------------    Deductions
                                       Balance at    Charged to  Charged to   (write-offs,     Balance at
                                       beginning     costs and     other         net of         at end
        Description                    of period      expenses    accounts    collections)     of period
        -----------                    ----------    ----------  ----------   ------------     ----------
Deducted from asset accounts:
  Allowance for doubtful accounts:
    Period from January 1, 1996
      through July 31, 1996 .........     $113          $ 72         $ -          $(94)          $ 91
  Predecessors Combined:
    One month ended December 31,
      1995 ..........................       28             -           -             -             28
    Period ended December 31,
      1996 ..........................       28            61           -            (8)            81
    Nine Months ended
      September 30, 1997 ............       81           139           -           (97)           123
  Waste Connections, Inc.:
    Period from inception
      (September 9, 1997) through
        December 31, 1997 ...........        -            19           -             -             19
  Waste Connections, Inc.:
    Year ended December 31, 1998 ....       19           343           -             -            362

                                  EXHIBIT INDEX

                                                                                         Page
Exhibit Number                        Description of Exhibits                           Number
3.1*                Amended and Restated Certificate of Incorporation of Waste
                    Connections, in effect as of the date hereof
3.2*                Amended and Restated By-Laws of Waste Connections, in effect as of the date hereof

4.1*                Form of Common Stock Certificate

10.1***+            Amended and Restating Revolving Credit Agreement, dated as of
                    November 20, 1998, between Waste Connections and various banks represented by BankBoston, N.A.

10.2###             First Amended and Restated 1997 Stock Option Plan

10.3*               Form of Option Agreement

10.4*               Form of Warrant Agreement

10.5*               Warrant Agreement and related Anti-Dilution Agreement issued to
                    Imperial Bank

10.6*               Warrant Agreement and related Anti-Dilution Agreement issued to
                    BankBoston, N.A.

10.7*               Form of Stock Purchase Agreement dated as of September 30, 1997(3)

10.8***+ Form of Third Amended and Restated Investors' Rights Agreement dated as of December 31, 1998 (3)

10.9*               Employment Agreement among Waste Connections,
                    J. Bradford Bishop, Frank W. Cutler, James N. Cutler, Jr. and
                    Ronald J. Mittelstaedt, dated as of October 1, 1997

10.10*              First Amended Employment Agreement between Waste Connections and
                    Darrell Chambliss, dated as of October 1, 1997

10.11*              First Amended Employment Agreement between Waste Connections and
                    Michael Foos, dated as of October 1, 1997

10.12*              First Amended Employment Agreement between Waste Connections and
                    Eric Moser, dated as of October 1, 1997

10.13*              Employment Agreement between Waste Connections and Steven Bouck, dated as of February 1, 1998

10.14*              Employment Agreement between Waste Connections and Eugene V.
                    Dupreau, dated as of February 23, 1998

10.15*              Employment Agreement between Waste Connections and Charles B.
                    Youngclaus, dated as of February 23, 1998

10.16+*             Purchase and Sale Agreement, dated as of September

                    29, 1997, between Browning-Ferris Industries, Inc.,
                    Browning-Ferris Industries, Inc., and Browning-Ferris
                    Industries of Idaho, Inc. as Sellers, and Waste
                    Connections, Waste Connections of Idaho, Inc. and
                    Continental Paper Recycling, LLC as Buyers

10.17+*             Stock Purchase Agreement, dated as of January 26, 1998, among
                    Waste Connections, Waste Connections of Idaho, Inc. and the shareholders of Waste Connections of Idaho, Inc.

10.18+*             Stock Purchase Agreement, dated as of February 4, 1998, among
                    Waste Connections and the shareholders of Madera Disposal
                    Company, Inc.

10.19+* Asset Purchase Agreement, dated as of March 1, 1998, among Waste Connections, Waste Connections of Idaho,
                    Inc., Hunter Enterprises, Inc. and the shareholder of Hunter Enterprises, Inc.

10.20*              Form of Indemnification Agreement entered into by Waste
                    Connections and each of its directors and officers

10.21+*             Asset Purchase Agreement, dated as of April 8, 1998, between
                    Waste Connections, Waste Connections of Wyoming, Inc, A-1
                    Disposal, Inc., David Jones and Thomas Fries

10.22+*             Asset Purchase Agreement, dated as of April 8, 1998, between
                    Waste Connections, Waste Connections of Wyoming, Inc., and
                    Gwendolyn L. Sullivan

10.23+*             Stock Purchase Agreement, dated as of May 8,1998, by and among
                    Waste Connections, Sunshine Sanitation, Incorporated, Robert E.
                    Ewing and Sherry D. Ewing

10.24+*             Stock Purchase Agreement, dated as of May 8, 1998, by and among
                    Waste Connections, Sower's Sanitation, Inc., James C. Sowers and
                    Mildred A. Sowers

10.25+* Stock Purchase Agreement, dated as of May 11, 1998, by and among Waste Connections, T & T Disposal, Inc., and
                    Timothy Thomas

10.26+# Asset Purchase Agreement, dated as of June 1, 1998, by and among Waste Connections, Waste Connections of
                    Utah, Inc., Contractor's Waste, L.C., and Brad
                    Kitchen, Heath Johnston, and R. Scott McQuarrie

10.27+## Stock Purchase Agreement, dated as of June 5, 1998, by and among Waste Connections, B & B Sanitation, Inc.,
                    Red Carpet Landfill, Inc., Darlin Equipment, Inc.,
                    Lyle J. Buller, Larue A. Buller, the Lyle J. Buller
                    Revocable Trust dated 10/11/96 and Larue A. Buller,
                    Trustee of the Larue A. Buller Revocable Trust dated
                    10/11/96

10.28++             Stock Purchase Agreement dated as of June 17, 1998, by and among
                    Waste Connections, Arrow Sanitary Service, Inc., Steven Giusto,
                    Dennis Giusto, John

                    Giusto, Michael Giusto and Kenneth Giusto

10.29++             Stock Purchase Agreement dated as of June 25, 1998, by and among
                    Waste Connections, Curry Transfer and Recycling, Oregon Waste
                    Technology, Petty H. Smart, and A. Lewis Rucker

10.30**+ Purchase and Sale Agreement dated as of June 25, 1998, by and between Petty H. Smart and Waste Connections

10.31**+            Loan Agreement dated as of June 1, 1998 between Madera Disposal
                    Systems, Inc. and the California Pollution Control Financing
                    Authority

10.32**             Employment Agreement between Waste Connections and David M. Hall, dated as of July 8, 1998

10.33**+            Asset Purchase Agreement, dated as of July 27, 1998 by and among
                    Waste Connections, Waste Connections of Utah, Inc., Miller
                    Containers, Inc., and Douglas L. Miller

10.34+++            Agreement and Plan of Merger, dated as of July 30, 1998, by and among Waste Connections, WCI Acquisition Corporation, Shrader
                    Refuse and Recycling Service Company, Duane E. Shrader, Myrlen A.
                    Shrader, Daniel L. Shrader, Mark S. Shrader, Michael D. Shrader,
                    and Daren L. Shrader

10.35+++            Purchase and Sale Agreement dated as of July 31, 1998, by and between Ambler Vincent Development Company and Shrader Refuse and
                    Recycling Service Company

10.36**+            Asset Purchase Agreement dated as of August 21, 1998, among Waste
                    Connections, Waste Connections of Utah, Inc., and Joseph E.
                    Cunningham and Scott L. Helm

10.37**+ Asset Purchase Agreement, dated as of August 10, 1998, by and among Waste Connections, Waste Connections of Utah, Inc., ABC
                    Waste Inc., and David Boren

10.38**             Form of Investors' Rights Agreement, dated as of July 31, 1998

10.39**+            Purchase Agreement, dated as of July 31, 1998, by and among Waste
                    Connections, Waste Connections of Nebraska, Inc., J & J
                    Sanitation Inc., Big Red Roll Off Inc., Garry L. Jeffords, Darin
                    L. Mueller, Leslie J. Jeffords, Leland J. Jeffords, Bradley
                    Rowan, Great Plains Recycling, Inc., Roma L. Jeffords, Kristie K.
                    Mueller, Sheri L. Jeffords, and Betty L. Hargis

10.40***+           Asset Purchase Agreement, dated as of September 18, 1998, by and among Waste Connections, Waste Connections of Nebraska, Inc.,
                    Affiliated Waste Services, L.L.C., Leroy's Sanitary Service,
                    Inc., Dennis' Sanitary Service, Inc., LeRoy Hintz and Janice
                    Hintz, Dennis J. Mrsny and Mary Mrsny, and

                    Elden W. Mrsny and Doris Mrsny

10.41***+           Asset Purchase Agreement, dated as of September 9,1998, by and among Waste Connections, Madera Disposal Systems, Inc., and
                    Charles B. Youngclaus

10.42***+           Asset Purchase Agreement, dated as of September 21, 1998, by and among Waste Connections, Waste Connections of Utah, Inc., Country
                    Garbage Service Inc., Jay Mecham, Karl Bankowski, and Robert Lopez

10.43***+           Asset Purchase Agreement, dated as of September 18, 1998, by and among Waste Connections, Waste Connections of Nebraska, Inc.,
                    Gary D. Wolff and Elizabeth L. Wolff

10.44***+           Agreement and Plan of Merger, dated as of September 21, 1998 by and among Waste Connections, WCI Acquisition Corporation,
                    Evergreen Waste Systems Inc., Keith H. Alexander, and Todd D.
                    Alexander

10.45***+           Asset Purchase Agreement, dates as of September 22, 1998, by and among Waste Connections, Curry Transfer & Recycling, Inc,
                    Harrell's Septic, Ralph Hirt and Renate Hirt

10.46***+           Asset Purchase Agreement, dated as of September 25, 1998, by and among Waste Connections, Curry Transfer & Recycling, Inc.,
                    Westlane Disposal, Loren Parker and Roberta Parker

10.47***+           Asset Purchase Agreement, dated as of October 15, 1998, by and among Waste Connections, Waste Connections of Idaho, Inc., R&N
                    LLC, Rumsey Sanitation, Inc., NADL Sanitation Inc, Bradley D.
                    Rumsey, Emil Nejdl, and Kathy K. Rumsey

10.48***+           Purchase and Sale Agreement, dated as of October 15, 1998 by and between R&N LLC and Waste Connections of Idaho, Inc.

10.49***+           Agreement and Plan of Merger dated as of October 22,
                    1998, by and among Waste Connections, WCI Acquisition
                    Corporation I, WCI Acquisition Corporation II, WCI
                    Acquisition Corporation III, WCI Acquisition
                    Corporation IV, Murrey's Disposal Company, Inc.,
                    American Disposal Company, Inc., D.M. Disposal Co.,
                    Inc., Tacoma Recycling Company, Inc., the Murrey Trust
                    UTA August 5, 1993, as amended, the Bonnie L. Murrey
                    Revocable Trust UTA August 5, 1993, as amended, Donald
                    J. Hawkins, and Irmgard R. Wilcox

10.50****+          Purchase Agreement dated as of December 11, 1998, by and among
                    Waste Connections, Butler County Landfill, Inc., Kobus
                    Construction, Inc., Tom Kobus and Debbie Kobus

21.1****            Subsidiaries of the Waste Connections

23.1                Consent of Ernst & Young LLP, Independent Auditors.

27.1                Financial Data Schedule

99.1                Proxy Statement for Waste Connections' 1999 Annual
                    Stockholders Meeting scheduled to be held May 26, 1999. (To be filed with the Commission prior to 120 days after December 31, 1998, and incorporated by reference herein to the extent indicated in Part III to this Form 10-K.)

        * Incorporated by reference to the exhibits filed with Waste Connections' Registration Statement on Form S-1, Registration No. 333-48029.

        ** Incorporated by reference to the exhibits filed with Waste Connections' Registration Statement on Form S-4, Registration No. 333-59199.

        *** Incorporated by reference to the exhibits filed with Waste Connections' Registration Statement on Form S-4, Registration No. 333-65615.

       **** Incorporated by reference to the exhibits filed with Waste Connections' Registration Statement on Form S-1, Registration No. 333-70253.

        # Incorporated by reference to the exhibit filed with Waste Connections' Form 8-K filed on June 15, 1998.

        ## Incorporated by reference to the exhibit filed with Waste Connections' Form 8-K filed on June 22, 1998.

        + Incorporated by reference to the exhibit filed with Waste Connections' Form 8-K filed on July 1, 1998.

        ### Incorporated by reference to the exhibits filed with Waste Connections' Form S-8, Registration No. 333-72113.

        ++ Incorporated by reference to the exhibit filed with Waste Connections' Form 8-K Filed on August 11, 1998.

        + Filed without exhibits and schedules (to be provided supplementally on request of the Commission).