Form 10-Q
period 1999-03-31
WASTE CONNECTIONS INC/DE
filed 1999-05-14
CIK 1057058

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934


        FOR THE QUARTER ENDED MARCH 31, 1999 COMMISSION FILE NO. 0-23981







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

       As of May 7, 1999:              17,537,769 Shares of Common Stock

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

      Condensed Consolidated Balance Sheets - December 31, 1998 and
           March 31, 1999

      Condensed Consolidated Statements of Operations for the three months ended
           March 31, 1998 and 1999

      Condensed Consolidated Statements of Cash Flows for the three months ended
           March 31, 1998 and 1999

      Notes to Condensed Consolidated Financial Statements

Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Item 2 - Changes in securities

Item 4 - Submission of matters to a vote of security holders.

Item 6 - Exhibits and Reports on Form 8-K


Signatures

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements


                             WASTE CONNECTIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                  DECEMBER 31, 1998      MARCH 31, 1999
                                                                  -----------------      --------------
                                                                    (RESTATED)
ASSETS
Current assets:
     Cash                                                            $   3,165             $   3,361
     Accounts receivable, less allowance for doubtful
          accounts of $692 at December 31, 1998 and
          $766 at March 31, 1999                                        14,207                15,484
     Prepaid expenses and other current assets                           2,273                 1,629
                                                                     ---------             ---------
          Total current assets                                          19,646                20,474

Property and equipment, net                                             48,955               131,586
Intangible assets                                                      100,645               110,666
Other assets                                                             2,115                 2,875
                                                                     ---------             ---------
                                                                     $ 171,360             $ 265,601
                                                                     =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long term debt                               $     731             $     940
     Short-term borrowings                                               1,500                    --
     Accounts payable                                                    8,252                13,129
     Advances from related party                                           543                    --
     Deferred revenue                                                    3,439                 3,725
     Accrued liabilities                                                 5,615                 6,497
     Current portion of notes payable                                   10,423                 1,020
     Other current liabilities                                           2,193                   249
                                                                     ---------             ---------
               Total current liabilities                                32,696                25,560

Long-term debt and notes payable, net                                   64,573               103,525
Other long term liabilities                                              2,598                 2,585
Deferred income taxes                                                    2,339                 2,339
Commitments and Contingencies
Stockholders' equity:
Preferred stock $.01 par value; 7,500,000 shares
     authorized; none issued and outstanding                                --                    --
Common stock: $.01 par value; 50,000,000 shares
     authorized; 12,878,361 shares issued and
     outstanding at December 31, 1998, 17,139,357
     shares issued and outstanding at March 31, 1999                       128                   171
Additional paid-in capital                                              66,299               132,988
Deferred stock compensation                                               (428)                 (358)
Retained Earnings (Accumulated deficit)                                  3,155                (1,209)
                                                                     ---------             ---------
      Total stockholders' equity                                        69,154               131,592
                                                                     ---------             ---------
                                                                     $ 171,360             $ 265,601
                                                                     =========             =========


                             See accompanying notes.

                             WASTE CONNECTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1999
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                   THREE MONTHS ENDED
                                                            -------------------------------------
                                                                         MARCH 31,
                                                                1998                     1999
                                                            ------------             ------------
                                                             (RESTATED)
Revenues                                                    $     16,478             $     30,883
Operating Expenses:
     Cost of operations                                           12,114                   20,120
     Selling, general and administrative                           1,631                    2,713
     Depreciation and amortization                                 1,166                    2,319
     Stock compensation                                              320                       70
     Acquisition related expenses                                     --                    7,800
                                                            ------------             ------------
Income (loss) from operations                                      1,247                   (2,139)

Interest expense                                                    (476)                    (935)
Other income (expense), net                                          (27)                      37
                                                            ------------             ------------
Income (expense) before income tax provision                         744                   (3,037)

Income tax provision                                                (392)                  (1,325)
                                                            ------------             ------------
Net income (loss)                                                    352                   (4,362)
Redeemable convertible preferred stock accretion                    (572)                      --
                                                            ------------             ------------
Net loss applicable to common stockholders                  $       (220)            $     (4,362)
                                                            ============             ============

Basic and diluted net loss per common share                 $      (0.04)            $      (0.28)
                                                            ============             ============

Shares used in the per share calculations                      5,754,239               15,472,768
                                                            ============             ============



                             See accompanying notes.

                             WASTE CONNECTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                       Three Months
                                                                                      Ended March 31,
                                                                               -----------------------------
                                                                                 1998                 1999
                                                                               --------             --------
                                                                              (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                              $    352             $ (4,362)
Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
   Gain on sale of assets                                                           (29)                 (37)
   Depreciation and amortization                                                  1,166                2,319
   Amortization of debt issuance costs, debt guarantee fees and
        accretion of discount on long term debt                                      47                    9
   Stock issued for compensation and services                                       320                  714
   Changes in operating assets and liabilities, net of effects from acquisitions:
        Accounts receivable, net                                                  1,072                  805
        Prepaid expenses and other current assets                                  (619)                 729
        Accounts payable                                                           (430)               3,769
     Deferred revenue                                                               356                  584
     Accrued liabilities                                                            597               (1,666)
     Other liabilities                                                              (78)              (1,835)
                                                                               --------             --------
Net cash provided by operating activities                                         2,754                1,029

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of property and equipment                                   586                  145
     Payments for acquisitions, net of cash acquired                             (8,848)             (73,137)
     Capital expenditures for property and equipment                             (1,190)              (1,892)
     (Increase) Decrease in other assets                                             12                  (61)
                                                                               --------             --------

Net cash used in investing activities                                            (9,440)             (74,945)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings                                                    17,336               85,600
     Net change in short term borrowings                                           (548)                  --
     Principal payments on long-term debt                                        (7,478)             (76,053)
     Proceeds from sale of common stock                                              --               65,041
     Payments for treasury stock                                                    (81)                  --
     Payment of dividends                                                           (54)                  --
     Proceeds from options and warrants                                             140                   97
     Debt issuance costs                                                           (248)                (573)
                                                                               --------             --------
Net cash provided by financing activities                                         9,067               74,112
                                                                               --------             --------

Net increase in cash                                                              2,381                  196
Cash at beginning of period                                                       1,125                3,165
                                                                               --------             --------
Cash at end of period                                                          $  3,506             $  3,361
                                                                               ========             ========



                             See accompanying notes.

                             WASTE CONNECTIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
           (Dollars in thousands, except share and per share amounts)



1. BASIS OF PRESENTATION

The accompanying statements of operations and cash flows relate to Waste Connections, Inc. and its subsidiaries (the "Company") for the three month periods ended March 31, 1998 and 1999. The consolidated financial statements of the Company include the accounts of Waste Connections, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

The Company's consolidated balance sheet as of March 31, 1999, the consolidated statements of operations for the three months ended March 31, 1999 and 1998, and the consolidated statements of cash flows for the three months ended March 31, 1999 and 1998 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented. The consolidated financial statements presented herein should be read in conjunction with the Company's annual report on Form 10-K.

The Company has also restated its previously issued financial statements as of and for the three months ended March 31, 1998 to reflect the acquisitions of the Murrey Companies, Ritter, and Roche (Note 3) consummated during the three months ended March 31, 1999 and all accounted for using the pooling-of -interests method of accounting.


2. LONG-TERM DEBT

On March 30, 1999, the Company entered into a new revolving credit facility with a syndicate of banks for which BankBoston N.A. acts as agent (the "Credit Facility"). The maximum amount available under the Credit Facility is $225,000 (including stand-by letters of credit) and the borrowings bear interest at various fixed and/or variable rates at the Company's option (approximately 6.8% as of March 31, 1999). The Credit Facility replaced an existing revolving credit facility. The Credit Facility allows for the Company to issue up to $20,000 in stand-by letters of credit. The Credit Facility requires quarterly payments of interest and it matures in March 2004. Borrowings under the Credit Facility are secured by virtually all of the Company's assets. The Credit Facility requires the Company to pay an annual commitment fee equal to 0.375% of the unused portion of the Credit Facility. The Credit Facility places certain business, financial and operating restrictions on the Company relating to, among other things, the incurrance of additional indebtedness, investments, acquisitions, asset sales, mergers, dividends, distributions and repurchases and redemption of capital stock. The Credit Facility also requires that specified financial ratios and balances be maintained.

3. ACQUISITIONS

For the three months ended March 31, 1999, the Company acquired 13 solid waste collection businesses that were accounted for using the purchase method of accounting. The aggregate consideration for these acquisitions was approximately $73,239 consisting of $73,137 in cash, $93 in seller notes, and $9 in stock.

                             WASTE CONNECTIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
           (Dollars in thousands, except share and per share amounts)



The purchase prices have been allocated to the identified intangible assets and tangible assets acquired based on fair values at the dates of acquisition, with any residual amounts allocated to goodwill.

During the three months ended March 31, 1999, the Company merged with Roche and Sons Inc. ("Roche"), Murrey's Disposal Company, Inc., D.M. Disposal Co., Inc., American Disposal Company, Inc., and Tacoma Recycling, Inc. (collectively, the "Murrey Companies"), and Ritter's Sanitary Service, Inc. ("Ritter"). These transactions were accounted for as poolings-of-interests, whereby the Company issued an aggregate of 3,443,128 shares of its common stock for all of the outstanding shares of Roche, the Murrey Companies and Ritter. In connection with the mergers, the Company incurred transaction-related costs of approximately $7,800, which were charged to operations in the first quarter of 1999.

The following pro forma information shows the results of the Company's operations as though the significant acquisitions that occurred during the three months ended March 31, 1999, had occurred as of January 1, 1998:


                                                                             THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                     ----------------------------------
                                                                        1998                    1999
                                                                     -----------            -----------
Revenue                                                              $    20,234            $    33,705
Net income (loss)                                                            296                 (3,989)
Pro forma basic income (loss) per share of common stock              $      0.05            $     (0.26)
Pro forma diluted income (loss) per share of common stock            $      0.03            $     (0.26)
Basic common shares outstanding                                        5,754,239              5,472,768
Dilutive common shares outstanding                                    10,121,256              5,472,768


The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions taken place as of January 1, 1998, or the results of future operations of the Company. Furthermore, the pro forma results do not give effect to all cost savings or incremental costs that may occur as a result of the integration and consolidation of the acquisitions.

4. STOCKHOLDERS' EQUITY

Effective February 9, 1999, the Company sold approximately 4,000,000 shares of its common stock at $17.50 per share. As a result of the offering, the Company received approximately $65,300 in net proceeds and used the proceeds to pay down approximately $50,200 of its then outstanding debt.

5. EARNINGS PER SHARE CALCULATION

The following table sets forth the numerator and denominator used in the computation of earnings per common share:

                             WASTE CONNECTIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
           (Dollars in thousands, except share and per share amounts)




                                                                       THREE MONTHS ENDED
                                                                             MARCH 31,
                                                               -------------------------------------
                                                                   1998                     1999
                                                               ------------             ------------
Numerator:
   Net income (loss)                                           $        352             $     (4,362)
   Redeemable convertible preferred stock accretion                    (572)                      --
                                                               ------------             ------------
   Net loss applicable to common stockholders                  $       (220)            $     (4,362)
                                                               ============             ============
Denominator:
   Basic shares outstanding                                       5,754,239               15,472,768
                                                               ============             ============


For the three months ended March 31, 1999, outstanding options to purchase 1,439,447 shares of common stock (with exercise prices ranging from $2.80 to $23.88) and outstanding warrants to purchase 1,291,135 shares of common stock (with exercise prices ranging from $2.80 to $22.13) could potentially dilute basic earnings per share in the future and have not been included in the computation of diluted net loss per share because to do so would have been antidilutive for the periods presented.

                             WASTE CONNECTIONS, INC.



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

OVERVIEW

Waste Connections, Inc. is a regional, integrated solid waste services company that provides solid waste collection, transfer, disposal and recycling services in secondary markets of the Western U.S. As of March 31, 1999, the Company served more than 330,000 commercial, industrial and residential customers in California, Idaho, Kansas, Minnesota, Nebraska, Oklahoma, Oregon, South Dakota, Utah, Washington, and Wyoming. The Company currently owns 33 collection operations and operates or owns 18 transfer stations, five Subtitle D landfills and 10 recycling facilities.

The Company generally intends to pursue an acquisition-based growth strategy and as of March 31, 1999 had acquired 63 businesses since its inception in September 1997. The results of operations of these acquired businesses have been included in the Company's financial statements only from the respective dates of acquisition, except three acquisitions accounted for under the pooling-of-interests method of accounting, which are included for all periods presented. The Company anticipates that a substantial part of its future growth will come from acquiring additional solid waste collection, transfer and disposal businesses and, therefore, it is expected that additional acquisitions could continue to affect period-to-period comparisons of the Company's operating results.

GENERAL

Our revenues consist mainly of fees we charge customers for solid waste collection, transfer, disposal and recycling services. A large part of our collection revenues come from providing commercial, industrial and residential services. We frequently perform these services under service agreements or franchise agreements with counties or municipal contracts. County franchise agreements and municipal contracts generally last from one to ten years. Our existing franchise agreements and all of our existing municipal contracts give Waste Connections the exclusive right to provide specified waste services in the specified territory during the contract term. These exclusive arrangements are awarded, at least initially, on a competitive bid basis and subsequently on a bid or negotiated basis. We also provide residential collection services on a subscription basis with individual households. Approximately 70% of our revenues for the three months ended March 31, 1999 were derived from services provided under exclusive franchise agreements, long term municipal contracts and governmental certificates. Governmental certificates grant Waste Connections perpetual and exclusive collection rights in the covered areas. Contracts with counties and municipalities and governmental certificates provide relatively consistent cash flow during the terms of the contracts. Because we bill most residential customers quarterly, subscription agreements also provide a stable source of revenues for Waste Connections. Our collection business also generates revenues from the sale of recyclable commodities.

We charge transfer station and landfill customers a tipping fee on a per ton basis for disposing of their solid waste at the transfer stations, the disposal facilities we operate in Madera, California and Clarkson, Nebraska and the landfills we own and operate in Major County, Oklahoma, Butler County, Nebraska and Morrow County, Oregon. Most of our transfer and landfill customers have entered into one to ten year disposal contracts with us, most of which provide for annual cost of living increases.

We typically determine the prices for our solid waste services by the collection frequency and level of service, route density, volume, weight and type of waste collected, type of equipment and containers furnished, the distance to the disposal or processing facility, the cost of disposal or processing, and prices charged by competitors for similar services. The terms of our contracts sometimes limit our ability to pass on price increases. Long-term solid waste collection contracts typically contain a formula, generally based on a published price index that automatically adjusts fees to cover increases in some, but not all, operating costs.

Costs of operations include labor, fuel, equipment maintenance and tipping fees paid to third party disposal facilities, worker's compensation and vehicle insurance, the cost of materials we purchase for recycling, third party transportation expense, district and state taxes and host community fees and royalties. Waste Connections owns and/or operates 18 transfer stations, which reduce our costs by allowing us to use collection personnel and equipment more efficiently and by consolidating waste to gain more favorable disposal rates that may be available for larger quantities of waste.

Selling, general and administrative ("SG&A") expenses include management, clerical and administrative compensation overhead costs associated with our marketing and sales force, professional services and community relations expense.

Depreciation and amortization expense includes depreciation of fixed assets over their estimated useful lives using the straight-line method and amortization of goodwill and other intangible assets using the straight-line method.

Waste Connections capitalizes some third-party expenditures related to pending acquisitions or development projects, such as legal and engineering expenses. We expense indirect acquisition costs, such as executive and corporate overhead, public relations and other corporate services, as we incur them. We charge against net income any unamortized capitalized expenditures and advances (net of any portion that we believe we may recover, through sale or otherwise) that relate to any operation that is permanently shut down and any pending acquisition or landfill development project that is not completed. We routinely evaluate all capitalized costs, and expense those related to projects that we believe are not likely to succeed. As of March 31, 1999, Waste Connections had no capitalized expenditures relating to landfill development projects and $26,973 in capitalized expenditures relating to pending acquisitions.

We accrue for estimated landfill closure and post-closure maintenance costs at the Red Carpet Landfill we own in Major County, Oklahoma, the Butler County Landfill we own in Butler County, Nebraska, and the Finley-Buttes Regional Landfill we own in Morrow County, Oregon. Under applicable regulations, Waste Connections and Madera County, as operator and owner, respectively, are jointly liable for closure and post-closure liabilities with respect to the Fairmead Landfill. We have not accrued for such liabilities because Madera County, as required by state law, has established a special fund into which it deposits a portion of tipping fee surcharges to pay such liabilities. Consequently, we do not believe that Madera had any financial obligation for closure and post-closure costs for the Fairmead Landfill as of March 31,1999. We will have additional material financial obligations relating to closure and post-closure costs of any disposal facilities we may own or operate in the future. In such case, Waste Connections will accrue for those obligations, based on engineering estimates of consumption of permitted landfill airspace over the useful life of any such landfill.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999

The following table sets forth items in Waste Connections' consolidated statement of operations as a percentage of revenues for the periods indicated.

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                      -------------------------
                                                       1998              1999
                                                      -----              -----
Revenues                                              100.0%             100.0%
Cost of operations                                     73.5               65.1
Selling, general and
administrative expenses                                 9.9                8.8
Depreciation and
    amortization expense                                7.1                7.5
Stock compensation                                      1.9                0.2
Acquisition related expenses                             --               25.3
                                                      -----              -----
Operating income (loss)                                 7.6               (6.9)
Interest expense, net                                  (2.9)              (3.0)
Other income (expense), net                            (0.2)               0.1
Income tax benefit (expense )                          (2.4)              (4.3)
                                                      -----              -----
Net income (loss)                                       2.1%             (14.1)
                                                      =====              =====
EBITDA margin(1)                                       16.6%              26.1%
                                                      =====              =====


(1) EBITDA margin represents EBITDA expressed as a percentage of revenues. EBITDA represents earnings presented above before interest, income taxes, depreciation and amortization expense, acquisition related expenses, and stock compensation expense. EBITDA is not a measure of cash flow, operating results or liquidity, as determined in accordance with generally accepted accounting principles.

Revenues. Total revenues increased $14.4 million, or 87.4%, to $30.9 million for the three months ended March 31, 1999 from $16.5 million for the three months ended March 31, 1998. The increase was primarily attributable to the inclusion of the acquisitions closed in the last nine months of 1998 with a nominal contribution from growth in the existing businesses.

Cost of Operations. Total cost of operations increased $8.0 million, or 66.1%, to $20.1 million for the three months ended March 31, 1999 from $12.1 million for the three months ended March 31, 1998. The increase was primarily attributable to tuck-in acquisitions closed since the beginning of 1998, offset by economies of scale from the greater revenue base, greater integration of collection volumes into Company owned or operated landfills and selective price increases.

SG&A. SG&A expenses increased $1.1 million, or 66.4%, to $2.7 million for the three months ended March 31, 1999 from $1.6 million for the three months ended March 31, 1998. Our SG&A increased as a result of additional personnel from companies acquired and some additional corporate overhead to accommodate our growth. SG&A as a percentage of revenues declined 1.1% to 8.8% for the three months ended March 31, 1999 from 9.9% for the three months ended March 31, 1998. The decline in SG&A as a percentage of revenues was a result of spreading of overhead expenses over a larger base of revenue from the acquisitions completed in the course of 1998, offset by increases in corporate overhead and the costs associated with being a public company.

Depreciation and Amortization. Depreciation and amortization expense increased $1.2 million, or 98.9%, to $2.3 million for the three months ended March 31, 1999 from $1.2 million for the three months ended March 31, 1998. The increase resulted primarily from the acquisitions and the inclusion of their depreciation and amortization as well as the amortization of goodwill associated with such acquisitions. Depreciation and amortization as a percentage of revenues increased 0.4% to 7.5% for the three months ended March 31, 1999 from 7.1% for the three months ended March 31, 1998. The increase in depreciation and amortization as a percentage of revenues was primarily a result of amortization of goodwill associated with acquisitions and a higher proportion of landfill revenues, which have associated higher depreciation and amortization costs.

associated higher depreciation and amortization costs.

Stock Compensation Expense. Stock compensation expense decreased $250,000, or 78.1%, to $70,000 for the three months ended March 31, 1999 from $320,000 for the three months ended March 31, 1998. Our stock compensation expense in 1998 was attributable to the valuation of common stock options and warrants with exercise prices less than the estimated fair value of our common stock on the date of the grant. Stock compensation as a percentage of revenues decreased 1.7% to 0.2% for the three months ended March 31, 1999 from 1.9% for the three months ended March 31, 1999. Our stock compensation expense in 1999 consists of continued amortization of deferred stock compensation recorded in 1998.

Acquisition Related Expenses. Acquisition related expenses increased $7.8 million for the three months ended March 31, 1999 from zero for the three months ended March 31, 1998. The largest part of the acquisition related expenses were related to the Murreys Companies ($6.4 million) and were for signing bonuses paid to key employees based renegotiation of prior employment agreements with these employees, professional fees, and other direct costs resulting directly from the merger. We closed two other acquisitions during the quarter that were accounted for using poolings-of-interests method. The remainder of the acquisition related expenses are for transaction expenses associated with these other transactions, including legal, accounting and commission costs.

Operating Income. Operating income decreased $3.4 million from income of $1.2 million for the three months ended March 31, 1998 to a loss of $2.1 million for the three months ended March 31, 1999. The decrease was attributable to the acquisition related expenses, without which operating income would have increased to $5.7 million, an increase of 354.0%. The increase before acquisition related expenses is attributable to the improvement in gross margins coupled with declines in SG&A expenses as a percent of revenue, offset by increases in depreciation and amortization as a percentage of revenue.

Interest Expense. Interest expense increased $459,000, or 96.4%, to $935,000 for the three months ended March 31, 1999 from $476,000 for the three months ended March 31, 1998. The increase was primarily attributable to higher debt levels incurred to fund certain of our acquisitions.

Provision for Income Taxes. Income taxes increased $933,000 to $1.3 million for the three months ended March 31, 1999 from $392,000 for the three months ended March 31, 1998. The effective income tax rate for the three months ended March 31, 1999, before acquisition related and stock compensation expenses was 39.4%, which is above the federal statutory of 34.0% rate as the result of state and local taxes and non-deductible goodwill associated with certain acquisitions.

Net Income (loss). Net income (loss) decreased by $4.7 million to a loss of $4.4 million for the three months ended March 31, 1999, from net income of $352,000 for the three months ended March 31, 1998. The decline was attributable to the acquisition related expenses, without which net income would have increased $2.5 million to $2.9 million for the three months ended March 31, 1999 from $352,000 for the three months ended March 31, 1998. The increase before acquisition related expenses is attributable to the increased gross margins as a percent of sales, a decline in the SG&A expenses offset by higher D&A and interest expense.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1999, the Company had a working capital deficit of $2.2 million, including cash and cash equivalents of $3.4 million. The Company's strategy in managing its working capital is generally to apply the cash generated from its operations that remains available after satisfying its working capital and capital expenditure requirements to reduce its indebtedness under its bank revolving credit facility and to minimize its cash balances.

The Company has a $225 million revolving credit facility with a syndicate of banks for which BankBoston, N.A. acts as agent, which is secured by virtually all assets of the Company, including the Company's interest in the equity securities of its subsidiaries. The credit facility matures in 2004 and bears interest at a rate per annum equal to, at the Company's discretion, either: (i) the BankBoston Base Rate; or (ii) the Eurodollar Rate plus applicable margin. The credit facility requires the Company to maintain certain financial ratios and satisfy other predetermined requirements, such as minimum net worth, net income and limits on capital expenditures. It also requires the lenders' approval of acquisitions in certain circumstances. As of March 31, 1999, an aggregate of approximately $100.8 million was outstanding under the Company's credit facility, and the interest rate on outstanding borrowings under the credit facility was approximately 6.8%.

For the three months ended March 31, 1999, net cash provided by operations was approximately $1.0 million, of which $5.2 million was provided by operating results for the period exclusive of acquisition related and non-cash stock compensation expenses. Acquisition related expenses were $7.2 million, net of income taxes. $2.4 million of net cash provided by operations was provided by a decrease in working capital (net of acquisitions) for the period.

For the three months ended March 31, 1999, net cash used by investing activities was $74.9 million. Of this, $73.1 million was used to fund the cash portion of acquisitions. The remaining cash uses were investments in fixed assets, primarily trucks, containers and other equipment.

For the three months ended March 31, 1999, net cash provided by financing activities was $74.1 million, which was provided by net borrowings under the Company's various debt arrangements and $65.0 million in proceeds from the sale of 3,999,307 shares of common stock in a secondary public offering.

Capital expenditures relating to existing businesses for 1999 are currently expected to be approximately $6.0 million. The Company intends to fund its remaining planned 1999 capital expenditures principally through internally generated funds, and borrowings under its existing credit facility. The Company intends to fund its future acquisitions and capital requirements through additional borrowings under its credit facility and funds raised from sale of the Company's common stock. The Company believes that the credit facility, and the funds expected to be generated from operations, will provide adequate cash to fund the Company's working capital and other cash needs for the foreseeable future.

                             WASTE CONNECTIONS, INC.



PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There is no current proceeding or litigation involving the Company that the Company believes will have a material adverse impact on the Company's business, financial condition, results of operations or cash flows.

ITEM 2. CHANGES IN SECURITIES

Sales of Unregistered Securities

On March 31, 1999, the Company issued 196,064 shares of Common Stock to the shareholders of Ritter's Sanitary Service, Inc. ("Ritter") at a price of $21.00 per share in connection with the merger of a wholly owned subsidiary of the Company into Ritter. The transaction was accounted for under the pooling-of-interests method. Such shares were issued pursuant to Regulation D under the Securities Act.

On March 31, 1999, the Company issued 500 shares of Common Stock to a shareholder of Jack Fleming Sanitary Service ("Fleming"), at a price of $23.875 per share, in connection with the Company's acquisition of the assets of Fleming. Such shares were issued pursuant to Regulation D under the Securities Act.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 19, 1999, the Company held a Special Meeting of Stockholders to approve (i) the issuance of shares of the Company's common stock in connection with the merger with the Murreys Companies (the "Merger Proposal") and (ii) the amendment of the Company's 1997 Stock Option Plan to increase the number of shares reserved for issuance under the Plan to 12% of the shares of the Company's common stock outstanding at any given time (the "Option Plan Proposal"). The Merger Proposal was approved by the affirmative vote of 6,525,281 shares, with no shares voting against and no shares abstaining. The Option Plan Proposal was approved by the affirmative vote of 6,411,338 shares, with 113,943 shares voting against and no shares abstaining.

                             WASTE CONNECTIONS, INC.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

27. Financial Data Schedule

(b) Reports on Form 8-K:

On January 5, 1999, the Company filed a report on Form 8-K describing a correction related to a printer's error to the Post-Effective Amendment No. 2 of its Registration Statement on Form S-4 that was also filed on January 5, 1999.

On January 13, 1999, the Company filed a report on Form 8-K describing its acquisition of the stock of Butler County Landfill, Inc. ("Butler County Landfill"), and substantially all of the business assets of Kobus Construction, Inc. ("Kobus"). Butler County Landfill is a Nebraska corporation that provides solid waste disposal services to approximately 300 customers in eastern Nebraska. Kobus is a Nebraska corporation that provides solid waste transportation services in eastern Nebraska.

On February 1, 1999, the Company filed a report on Form 8-K describing the consummation on January 19, 1999 of its merger with four companies: Murrey's Disposal Company, Inc., American Disposal Company, Inc., D.M. Disposal Co., Inc. and Tacoma Recycling Company, Inc., (collectively, the "Murrey Companies"). The Murrey companies are Washington corporations that provide solid waste collection, transportation and recycling services to more than 65,000 customers in the Seattle-Tacoma, Washington area. Certain financial statements of the Murrey Companies and certain proforma financial data were not then available and therefore were not included. The Company filed an amended report on Form 8-KA on April 5, 1999, to include the required updated financial statements and proforma financial information relating to the Murrey Companies.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                             WASTE CONNECTIONS, INC.


BY: /s/ Ronald J. Mittelstaedt                    Date:  May 14, 1999
   -------------------------------------
   Ronald J. Mittelstaedt, President and
   Chief Executive Officer


BY: /s/ Steven F. Bouck                           Date:  May 14 , 1999
   -------------------------------------
   Steven F. Bouck, Vice President and
   Chief Financial Officer

                    WASTE CONNECTIONS, INC. AND PREDECESSORS


                                    FORM 10-Q
                                INDEX TO EXHIBITS





27  Financial Data Schedule









16