Form 10-Q/A
period 1999-03-31
WASTE CONNECTIONS INC/DE
filed 1999-06-14
CIK 1057058

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

YEAR 2000 ISSUES

We will need to modify or replace portions of our software so that our computer systems will function properly with respect to dates in the year 2000 ("Year 2000") and afterwards. We expect to complete those modifications and upgrades during 1999 at a total cost of approximately $100,000. Additional acquisitions, depending on the size of the operation, could increase the budget required for Year 2000 modifications. We spent part of our Year 2000 budget on replacing our billing systems in Vancouver, Washington, Idaho Falls and Mountain Home, Idaho, Orem and Layton, Utah and Madera and Amador, California. Because our operations rely primarily on mechanical systems such as trucks to collect solid waste, we do not expect our operations to be significantly affected by Year 2000 issues. Our customers may need to make Year 2000 modifications to software and hardware that they use to generate records, bills and payments relating to Waste Connections. We do not rely on vendors on a routine basis except for providers of disposal services. We take waste to a site and are normally billed based on tonnage disposed. We believe that if our disposal vendors encounter Year 2000 problems, they will convert to manual billing based on scale recordings until they resolve those issues.

In assessing our exposure to Year 2000 issues, we believe our biggest challenges lie in the following areas: Year 2000 issues at our banks, large (typically municipal) customers and acquired businesses between the time we acquire them and the time we implement our own systems. We are obtaining Year 2000 compliance certifications from our vendors, banks and customers. If Waste Connections and our vendors, banks and customers do not complete required Year 2000 modifications on time, the Year 2000 issue could materially affect our operations. We believe, however, that in the most reasonably likely worst case, the effects of Year 2000 issues on our operations would be brief and small relative to our overall operations. We have not made a contingency plan to minimize operational problems if Waste Connections and our vendors, banks and customers do not timely complete all required Year 2000 modifications.

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


                             WASTE CONNECTIONS, INC.


BY: /s/ Ronald J. Mittelstaedt                    Date:  June 14, 1999
   -------------------------------------
   Ronald J. Mittelstaedt, President and
   Chief Executive Officer


BY: /s/ Steven F. Bouck                           Date:  June 14, 1999
   -------------------------------------
   Steven F. Bouck, Vice President and
   Chief Financial Officer

                    WASTE CONNECTIONS, INC. AND PREDECESSORS


                                   FORM 10-Q/A
                                INDEX TO EXHIBITS





27  Financial Data Schedule









16