Form 10-Q
period 1999-06-30
WASTE CONNECTIONS INC/DE
filed 1999-08-16
CIK 1057058

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934


         FOR THE QUARTER ENDED JUNE 30, 1999 COMMISSION FILE NO. 0-23981







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

        As of August 12, 1999:            18,228,417 Shares of Common Stock

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

      Condensed Consolidated Balance Sheets - December 31, 1998 and June 30, 1999

      Condensed Consolidated Statements of Operations for the three and six months ended
           June 30, 1998 and 1999

      Condensed Consolidated Statements of Cash Flows for the six months ended
           June 30, 1998 and 1999

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
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                 DECEMBER 31, 1998     JUNE 30, 1999
                                                                 -----------------     -------------
                                                                    (RESTATED)

ASSETS
Current assets:
     Cash                                                          $       3,244       $      10,384
     Accounts receivable, less allowance for doubtful
          accounts of $544 at December 31, 1998 and
          $909 at June 30, 1999                                           14,858              19,664
     Prepaid expenses and other current assets                             2,355               1,958
                                                                   -------------       -------------
          Total current assets                                            20,457              32,006

Property and equipment, net                                               50,297             146,865
Intangible assets                                                        101,560             140,519
Other assets                                                               2,709               4,788
                                                                   -------------       -------------
                                                                   $     175,023       $     324,178
                                                                   =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long term debt                              $         --       $         940
     Short-term borrowings                                                 1,500                  --
     Accounts payable                                                      8,731              17,542
     Advances from related party                                             571                  --
     Deferred revenue                                                      3,174               3,554
     Accrued liabilities                                                   5,737              10,566
     Current portion of notes payable                                     11,939               1,021
     Other current liabilities                                             2,758                 359
                                                                   -------------       -------------
     Total current liabilities                                            34,410              33,982

Long-term debt and notes payable, net                                     67,176             145,646
Other long term liabilities                                                4,396               5,122
Deferred income taxes                                                      2,339               2,336
Commitments and contingencies
Stockholders' equity:
Preferred stock $.01 par value; 7,500,000 shares
     authorized; none issued and outstanding                                  --                  --
Common stock: $.01 par value; 50,000,000 shares
     authorized; 13,218,568 shares issued and
     outstanding at December 31, 1998, 18,228,417
     shares issued and outstanding at June 30, 1999                          132                 182
Additional paid-in capital                                                66,557             138,378
Deferred stock compensation                                                 (428)               (288)
Retained earnings (accumulated deficit)                                      441              (1,180)
                                                                   -------------       -------------
      Total stockholders' equity                                          66,702             137,092
                                                                   -------------       -------------
                                                                   $     175,023       $     324,178
                                                                   =============       =============


                             See accompanying notes.

                             WASTE CONNECTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1999
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                                    JUNE 30,                                   JUNE 30,
                                                        ---------------------------------         ---------------------------------
                                                            1998                 1999                 1998                 1999
                                                        ------------         ------------         ------------         ------------
                                                         (RESTATED)                                (RESTATED)
Revenues                                                $     21,973         $     40,219         $     39,847         $     72,813
Operating Expenses:
     Cost of operations                                       15,576               24,805               28,692               46,073
     Selling, general and administrative                       2,032                3,297                3,779                6,132
     Depreciation and amortization                             1,645                3,079                3,035                5,598
     Stock compensation                                          121                   70                  441                  140
     Acquisition related expenses                                 --                1,005                   --                8,805
                                                        ------------         ------------         ------------         ------------
Income (loss) from operations                                  2,599                7,963                3,900                6,065

Interest expense                                                (696)              (2,164)              (1,243)              (3,187)
Other income (expense), net                                       25                   39                  179                    2
                                                        ------------         ------------         ------------         ------------
Income (loss) before income tax provision                      1,928                5,838                2,836                2,880

Income tax provision                                            (765)              (2,686)              (1,157)              (4,042)
                                                        ------------         ------------         ------------         ------------
Net income (loss) before extraordinary item                    1,163                3,152                1,679               (1,162)
Extraordinary item - early extinguishment of
    Debt, net of tax benefits of $165                           (815)                  --                 (815)                  --
                                                        ------------         ------------         ------------         ------------
Net Income (loss)                                       $        348         $      3,152         $        864         $     (1,162)
                                                        ============         ============         ============         ============

Redeemable convertible preferred stock accretion                (345)                  --                 (917)                  --
                                                        ------------         ------------         ------------         ------------
Net income (loss) applicable to common
    stockholders                                        $          3         $      3,152         $        (53)        $     (1,162)
                                                        ============         ============         ============         ============

Basic earnings per common share:
    Income before extraordinary item                    $       0.09         $       0.18         $       0.10         $      (0.07)
    Extraordinary item                                         (0.09)                  --                (0.11)                  --
                                                        ------------         ------------         ------------         ------------
 Net income (loss) per common share                     $       0.00         $       0.18         $      (0.01)        $      (0.07)
                                                        ============         ============         ============         ============

Diluted earnings per common share:
    Income before extraordinary item                    $       0.07         $       0.16         $       0.08         $      (0.07)
    Extraordinary item                                         (0.07)                  --                (0.09)                  --
                                                        ------------         ------------         ------------         ------------
Net income (loss) per common share                      $       0.00         $       0.16         $      (0.01)        $      (0.07)
                                                        ============         ============         ============         ============

Shares used in the per share calculations:
   Basic                                                   8,900,277           17,997,934            7,497,362           16,911,490
   Diluted                                                11,112,687           19,373,132            9,687,313           16,911,490

                             WASTE CONNECTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                       SIX MONTHS
                                                                                      ENDED JUNE 30,
                                                                              --------------------------------
                                                                                  1998                1999
                                                                              ------------        ------------
                                                                               (RESTATED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                             $        864        $     (1,162)
Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
     Gain on sale of assets                                                            (29)                (15)
    Depreciation                                                                     2,660               3,961
    Amortization of intangibles                                                        373               1,637
    Amortization of debt issuance costs, debt guarantee fees and
         accretion of discount on long term debt                                       134                  50
    Stock issued for compensation and services                                         441                 784
    Extraordinary item - early extinguishment of debt                                  981                  --
    Changes in operating assets and liabilities, net of effects from acquisitions:
         Accounts receivable, net                                                     (630)             (1,929)
         Prepaid expenses and other current assets                                    (680)                571
         Accounts payable                                                              562               8,176
         Deferred revenue                                                              180                 352
         Accrued liabilities                                                           148                (233)
         Other liabilities                                                             247              (2,713)
                                                                                   -------            --------
Net cash provided by operating activities                                            5,251               9,479

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of property and equipment                                      675                 235

     Payments for acquisitions, net of cash acquired                               (30,281)           (103,051)
     Capital expenditures for property and equipment                                (3,353)             (6,001)
     (Increase) decrease in other assets                                               (62)                (56)
                                                                                   -------            --------
Net cash used in investing activities                                              (33,021)           (108,873)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings                                                       41,610             130,634
     Principal payments on long-term debt and notes payable                        (33,631)            (89,552)
     Proceeds from sale of common stock                                             24,126              65,041
     Net change in short term borrowings                                              (873)                 --
     Net change in advances from related party                                         (66)                 --
     Payment of dividends                                                             (531)               (458)
     Proceeds from options and warrants                                                 --               1,558
     Debt issuance costs                                                              (584)               (689)
                                                                              ------------        ------------
Net cash provided by financing activities                                           30,051             106,534
                                                                              ------------        ------------

Net increase in cash                                                                 2,281               7,140
Cash at beginning of period                                                          1,197               3,244
                                                                              ------------        ------------
Cash at end of period                                                         $      3,478        $     10,384
                                                                              ============        ============


                             See accompanying notes.

                             WASTE CONNECTIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
           (Dollars in thousands, except share and per share amounts)


1. BASIS OF PRESENTATION AND SUMMARY

The accompanying statements of operations and cash flows relate to Waste Connections, Inc. and its subsidiaries (the "Company") for the three and six month periods ended June 30, 1998 and 1999. The consolidated financial statements of the Company include the accounts of Waste Connections, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

The Company's consolidated balance sheet as of June 30, 1999, the consolidated statements of operations for the three and six months ended June 30, 1999 and 1998, and the consolidated statements of cash flows for the six months ended June 30, 1999 and 1998 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented. The consolidated financial statements presented herein should be read in conjunction with the Company's annual report on Form 10-K and the Company's current report on Form 8-K dated August 5, 1999.

The Company has also restated its previously issued financial statements as of and for the three and six months ended June 30, 1998 to reflect the acquisitions consummated during the six months ended June 30, 1999, accounted for using the pooling-of -interests method of accounting (Note 3).


2. LONG-TERM DEBT

On March 30, 1999, the Company entered into a new revolving credit facility with a syndicate of banks for which BankBoston N.A. acts as agent (the "Credit Facility"). The maximum amount available under the Credit Facility is $225,000 (including stand-by letters of credit) and the borrowings bear interest at various fixed and/or variable rates at the Company's option (approximately 7.0% as of June 30, 1999). The Credit Facility replaced an existing revolving credit facility. The Credit Facility allows for the Company to issue up to $20,000 in stand-by letters of credit. The Credit Facility requires quarterly payments of interest and it matures in March 2004. Borrowings under the Credit Facility are secured by virtually all of the Company's assets. The Credit Facility requires the Company to pay an annual commitment fee equal to 0.375% of the unused portion of the Credit Facility. The Credit Facility places certain business, financial and operating restrictions on the Company relating to, among other things, the incurrance of additional indebtedness, investments, acquisitions, asset sales, mergers, dividends, distributions and repurchases and redemption of capital stock. The Credit Facility also requires that specified financial ratios and balances be maintained.

3. ACQUISITIONS

For the six months ended June 30, 1999, the Company acquired 13 solid waste collection businesses that were accounted for using the purchase method of accounting. The aggregate consideration for these acquisitions was approximately $107,604 consisting of $103,051 in cash, $93 in seller notes, and $4,460 in stock.

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

During the six months ended June 30, 1999, the Company merged with Roche and Sons Inc. ("Roche"), Murrey's Disposal Company, Inc., D.M. Disposal Co., Inc., American Disposal Company, Inc., and Tacoma Recycling, Inc. (collectively, the "Murrey Companies"), Ritter's Sanitary Service, Inc. ("Ritter"), Central Waste Disposal Inc. ("Central"), Omega Systems, Inc. ("Omega"), and The Garbage Company, Nebraska Ecology Systems and G&P Development, Inc (collectively, "G&P"). These transactions were accounted for as poolings-of-interests, whereby the Company issued an aggregate of 3,443,128 shares of its common stock for all of the outstanding shares of Roche, the Murrey Companies, Ritter, Central, Omega, and G&P. In connection with the mergers, the Company incurred transaction-related costs of approximately $8,805, which were charged to operations in the first six months of 1999.

The following pro forma information shows the results of the Company's operations as though the significant purchases that occurred during the six months ended June 30, 1999, had occurred as of January 1, 1998:

                                                                      SIX MONTHS ENDED
                                                                          JUNE 30,
                                                             -----------------------------------
                                                                 1998                   1999
                                                             ------------           ------------
Revenue                                                      $     50,732           $     75,583
Net loss                                                     $        (65)          $     (1,836)
Pro forma basic and diluted net loss per share               $      (0.01)          $      (0.11)

Shares used in the pro forma per share calculations             7,947,362             17,127,469


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

4. STOCKHOLDERS' EQUITY

Effective February 9, 1999, the Company sold approximately 4,000,000 shares of its common stock at $17.50 per share. As a result of that offering, the Company received approximately $65,300 in net proceeds and used the proceeds to pay down approximately $50,200 of its outstanding debt.

5. EARNINGS PER SHARE CALCULATION

The following table sets forth the numerator and denominator used in the computation of earnings per share:

                             WASTE CONNECTIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
           (Dollars in thousands, except share and per share amounts)


                                                                   THREE MONTHS                        SIX MONTHS
                                                                  ENDED JUNE 30,                      ENDED JUNE 30,
                                                         -------------------------------      -------------------------------
                                                             1998               1999              1998               1999
                                                         ------------       ------------      ------------       ------------
Numerator:
   Income (loss) before extraordinary item               $      1,163       $      3,152      $      1,679       $     (1,162)
   Redeemable convertible preferred stock accretion              (345)                --              (917)                --
                                                         ------------       ------------      ------------       ------------
   Income (loss) applicable to common stockholders
      Before extraordinary item                                   818              3,152               762             (1,162)
   Extraordinary item                                            (815)                --              (815)                --
                                                         ------------       ------------      ------------       ------------
   Net income (loss) applicable to common
      stockholders                                       $          3       $      3,152      $        (53)      $     (1,162)
                                                         ============       ============      ============       ============

Denominator:
   Basic shares outstanding                                 8,900,277          1,375,198         7,497,362         16,911,490
   Dilutive effect of options and warrants                  1,679,077                 --         1,423,284                 --
   Madera Redeemable Common Stock                             533,333         17,997,934           766,667                 --
                                                         ------------       ------------      ------------       ------------
   Diluted Shares Outstanding                              11,112,687         19,373,132         9,687,313         16,911,490
                                                         ============       ============      ============       ============

For the six months ended June 30, 1999, outstanding options to purchase 1,279,779 shares of common stock (with exercise prices ranging from $2.80 to $23.88) and outstanding warrants to purchase 680,752 shares of common stock (with exercise prices ranging from $2.80 to $22.13) could potentially dilute basic earnings per share in the future and have not been included in the computation of diluted net loss per share because to do so would have been anitdilutive.

                             WASTE CONNECTIONS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included elsewhere herein.

FORWARD LOOKING STATEMENTS

Certain statements included in this Quarterly Report on Form 10-Q, including, without limitation, information appearing under Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934) that involve risks and uncertainties. Factors set forth herein and from time to time in our other filings with the Securities and Exchange Commission could affect our actual results and could cause our actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, Waste Connections in this Quarterly Report on Form 10-Q.

OVERVIEW

Waste Connections, Inc. is a regional, integrated solid waste services company that provides solid waste collection, transfer, disposal and recycling services in secondary markets of the Western U.S. As of June 30, 1999, we serve more than 390,000 commercial, industrial and residential customers in California, Idaho, Kansas, Minnesota, Nebraska, Oklahoma, Oregon, South Dakota, Utah, Washington, and Wyoming. As of that date, we owned 42 collection operations and operated or owned 20 transfer stations, eight Subtitle D landfills and 13 recycling facilities.

We intend to pursue an acquisition-based growth strategy and as of June 30, 1999, we have acquired 80 businesses since inception in September 1997. The results of operations of these acquired businesses have been included in our financial statements only from the respective dates of acquisition, except eleven acquisitions accounted for under the poolings-of-interests method of accounting, which are included for all periods presented. We anticipate that a substantial part of our future growth will come from acquiring additional solid waste collection, transfer and disposal businesses and, as a consequence, additional acquisitions could continue to affect period-to-period comparisons of the our operating results.

GENERAL

Our revenues consist mainly of fees we charge customers for solid waste collection, transfer, disposal and recycling services. A large part of our collection revenues come from providing commercial, industrial and residential services. We frequently perform these services under service agreements or franchise agreements with counties or municipal contracts. County franchise agreements and municipal contracts generally last from one to ten years. Our existing franchise agreements and all of our existing municipal contracts give Waste Connections the exclusive right to provide specified waste services in the specified territory during the contract term. These exclusive arrangements are awarded, at least initially, on a competitive bid basis and subsequently on a bid or negotiated basis. We also provide residential collection services on a subscription basis with individual households. Approximately 70% of our revenues for the three months ended June 30, 1999 were derived from services provided under exclusive franchise agreements, long term municipal contracts and governmental certificates. Governmental certificates grant Waste Connections perpetual and exclusive collection rights in the covered areas. Contracts with counties and municipalities and governmental certificates provide relatively consistent cash flow during the terms of the contracts. Because we bill most residential customers on a periodic basis, subscription agreements provide a stable source of revenues for Waste Connections. Our collection business also generates revenues from the sale of recyclable commodities.

We charge transfer station and landfill customers a tipping fee on a per ton basis for disposing of their solid waste at the transfer stations and the landfill facilities we own and operate. Most of our transfer and landfill customers have entered into one to ten year disposal contracts with us, most of which provide for annual cost of living increases.

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

Costs of operations include labor, fuel, equipment maintenance and tipping fees paid to third party disposal facilities, worker's compensation and vehicle insurance, the cost of materials we purchase for recycling, third party transportation expense, district and state taxes and host community fees and royalties. Waste Connections owns and/or operates 20 transfer stations, which reduce our costs by allowing us to use collection personnel and equipment more efficiently and by consolidating waste to gain more favorable disposal rates that may be available for larger quantities of waste.

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

Waste Connections capitalizes some third-party expenditures related to pending acquisitions or development projects, such as legal and engineering expenses. We expense indirect acquisition costs, such as executive and corporate overhead, public relations and other corporate services, as we incur them. We charge against net income any unamortized capitalized expenditures and advances (net of any portion that we believe we may recover, through sale or otherwise) that relate to any operation that is permanently shut down and any pending acquisition or landfill development project that is not completed. We routinely evaluate all capitalized costs, and expense those related to projects that we believe are not likely to succeed. As of June 30, 1999, Waste Connections had no capitalized expenditures relating to landfill development projects and approximately $41,000 in capitalized expenditures relating to pending acquisitions.

We accrue for estimated landfill closure and post-closure maintenance costs at the landfills we own. Under applicable regulations, Waste Connections and Madera County, as operator and owner, respectively, are jointly liable for closure and post-closure liabilities with respect to the Fairmead Landfill. We have not accrued for such liabilities because Madera County, as required by state law, has established a special fund into which it deposits a portion of tipping fee surcharges to pay such liabilities. Consequently, we do not believe that Madera had any financial obligation for closure and post-closure costs for the Fairmead Landfill as of June 30, 1999. We will have additional material financial obligations relating to closure and post-closure costs of any disposal facilities we may own or operate in the future. In such case, Waste Connections will accrue for those obligations, based on engineering estimates of consumption of permitted landfill airspace over the useful life of any such landfill.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1999

The following table sets forth items in Waste Connections' consolidated statement of operations as a percentage of revenues for the periods indicated.

                                    THREE MONTHS ENDED
                                         JUNE 30,
                                   ----------------------
                                     1998          1999
                                   --------      --------
Revenues                              100.0%        100.0%
Cost of operations                     70.9          61.7
Selling, general and
administrative expenses                 9.2           8.2
Depreciation and
    amortization expense
                                        7.5           7.7
Stock compensation                      0.5           0.2
Acquisition related expenses             --           2.5
                                   --------      --------

Operating income (loss)                11.8          19.8
Interest expense, net                  (3.2)         (5.4)
Other income (expense), net             0.1           0.1
Income tax benefit (expense)           (3.5)         (6.7)
                                   --------      --------
Net income (loss)                       5.3%          7.8%
                                   ========      ========

EBITDA margin(1)                       19.9%         30.1%


(1) EBITDA margin represents EBITDA expressed as a percentage of revenues. EBITDA represents earnings presented above before interest, income taxes, depreciation and amortization expense, acquisition related expenses, and stock compensation expense. EBITDA is not a measure of cash flow, operating results or liquidity, as determined in accordance with generally accepted accounting principles.

Revenues. Total revenues increased $18.2 million, or 83.0%, to $40.2 million for the three months ended June 30, 1999 from $22.0 million for the three months ended June 30, 1998. Revenues for the six months ended June 30, 1999 increased $33.0 million, or 82.7%, to $72.8 million from $39.8 million for the six months ended June 30, 1998. The increase was primarily attributable to the inclusion of the acquisitions closed in the last year with a nominal contribution from growth in the existing businesses.

Cost of Operations. Total cost of operations increased $9.2 million, or 59.3%, to $24.8 million for the three months ended June 30, 1999 from $15.6 million for the three months ended June 30, 1998. Cost of operations for the six months ended June 30, 1999 increased $17.4 million, or 60.6%, to $46.1 million from $28.7 million for the six months ended June 30, 1998. The increase was primarily attributable to cost of operations of the acquisitions closed in the last year, offset by economies of scale from the greater revenue base, greater integration of collection volumes into landfills we own or operate, elimination of private company expenses and selective price increases. Cost of operations as a percentage of revenues decreased 9.2%, to 61.7% for the three months ended June 30, 1999 from 70.9% for the three months ended June 30, 1998. Cost of operations as a percentage of revenues for the six months ended June 30, 1999 decreased 8.7% to 63.3% from 72.0% for the six months ended June 30, 1998. The decrease as a percentage of revenues was primarily attributable to elimination of private company expenses, the effect of tuck-in acquisitions closed since the beginning of 1998, economies of scale from the greater revenue base, greater integration of collection volumes into landfills we own or operate and selective price increases.

SG&A. SG&A expenses increased $1.3 million, or 61.9%, to $3.3 million for the three months ended June 30, 1999 from $2.0 million for the three months ended June 30, 1998. SG&A for the six months ended June 30, 1999 increased $2.4 million, or 62.3%, to $6.1 million from $3.8 million for the six months ended June 30, 1998. Our SG&A increased as a result of additional personnel from companies acquired and some additional corporate overhead to accommodate our growth. SG&A as a percentage of revenues declined 1.0% to 8.2% for the three months ended June 30, 1999 from 9.2% for the three months ended June 30, 1998. SG&A as a percentage of revenues for the six months ended June 30, 1999 decreased 1.1% to 8.4% from 9.5% for the six months ended June 30, 1998. The decline in SG&A as a percentage of revenues was a result of spreading of overhead expenses over a larger base of revenue from the acquisitions completed in 1998, offset by increases in corporate overhead and the costs associated with being a public company.

Depreciation and Amortization. Depreciation and amortization expense increased $1.4 million, or 87.2%, to $3.1 million for the three months ended June 30, 1999 from $1.6 million for the three months ended June 30, 1998. Depreciation and amortization for the six months ended June 30, 1999 increased $2.6 million, or 85.9%, to $5.6 million from $3.0 million for the six months ended June 30, 1998. The increase resulted primarily from the acquisitions and the inclusion of their depreciation and amortization as well as the amortization of goodwill associated with such acquisitions. Depreciation and amortization as a percentage of revenues increased 0.2% to 7.7% for the three months ended June 30, 1999 from 7.5% for the three months ended June 30, 1998. Depreciation and amortization as a percentage of revenues for the six months ended June 30, 1999 increased 0.1% to 7.7% from 7.6% for the six months ended June 30, 1998. The increase in depreciation and amortization as a percentage of revenues was primarily a result of amortization of goodwill associated with acquisitions and a higher proportion of landfill revenues, which have associated higher depreciation and amortization costs.

Stock Compensation Expense. Stock compensation expense decreased $51,000, or 41.9%, to $70,000 for the three months ended June 30, 1999 from $121,000 for the three months ended June 30, 1998. Stock compensation expense for the six months ended June 30, 1999 decreased $301,000 or 68.2%, to $140,000 from $441,000 for the six months ended June 30, 1998. Our stock compensation expense is attributable to the valuation of common stock options and warrants with exercise prices less than the estimated fair value of our common stock on the date of the grant and relates solely to stock options granted prior to the initial public offering. Our stock compensation expense in 1999 consists of continued amortization of deferred stock compensation recorded in 1998 at the time of the initial public offering.

Acquisition Related Expenses. Acquisition related expenses increased $1.0 million for the three months ended June 30, 1999 to $1.0 million from zero for the three months ended June 30, 1998. Acquisition related expenses for the six months ended June 30, 1999 increased $8.8 million, to $8.8 million from zero for the six months ended June 30, 1998. The largest part of the acquisition related expenses for the three months ended June 30, 1999 were commissions, professional fees, and other direct costs resulting from the four mergers that were accounted for using poolings-of-interests method.

Operating Income. Operating income increased $5.4 million to $8.0 million for the three months ended June 30, 1999 from $2.6 million for the three months ended June 30, 1998. The increase was primarily attributable to the inclusion of acquisitions closed in the last year, economies of scale from the greater revenue base, greater integration of collection volumes into landfills we own or operate, elimination of private company expenses and selective price increases. This was offset by higher depreciation expenses and the acquisition related expenses. Without the acquisition related expenses, operating income would have increased to $9.0 million, an increase of 245.1%. Operating income for the six months ended June 30, 1999 increased $2.2 million, to $6.1 million from $3.9 million for the six months ended June 30, 1998. The increase for the six months was attributable to the same factors as the increase for the three months, offset by higher acquisition related expenses, without which operating income would have increased to $14.9 million, an increase of 279.9%. Operating income as a percentage of revenues increased 8.0% to 19.8% for the three months ended June 30, 1999 from 11.8% for the three months ended June 30, 1998. The increase is attributable to the improvement in gross margins coupled with declines in SG&A expenses as a percentage of revenue, offset by increases in depreciation and amortization as a percentage of revenue. Operating income as a percentage of revenues for the six months ended June 30, 1999 decreased 1.5% to 8.3% from 9.8% for the six months ended June 30, 1998. The decrease is attributable to the acquisition related expenses and increases in depreciation and amortization as a percentage of revenue offset by the improvement in gross margins coupled with declines in SG&A expenses as a percentage of revenue.

Interest Expense. Interest expense increased $1.5 million, or 211.0%, to $2.2 million for the three months ended June 30, 1999 from $696,000 for the three months ended June 30, 1998. Interest expense for the six months ended June 30, 1999 increased $1.9 million, to $3.2 million from $1.2 million for the six months ended June 30, 1998. The increases were primarily attributable to higher debt levels incurred to fund certain of our acquisitions.

Provision for Income Taxes. Income taxes increased $1.9 million, or 251.0%, to $2.7 million for the three months ended June 30, 1999 from $765,000 for the three months ended June 30, 1998. The effective income tax rate for the three months ended June 30, 1999, before acquisition related and stock compensation expenses was 38.8%, which is above the federal statutory of 34.0% rate as the result of state and local taxes and non-deductible goodwill associated with certain acquisitions. Provision for income taxes for the six months ended June 30, 1999 increased $2.9 million, to $4.0 million from $1.2 million for the six months ended June 30, 1998.

Net Income before Extraordinary Item. Net income before extraordinary item increased by $2.0 million, or 171.1%, to $3.2 million for the three months ended June 30, 1999, from net income of $1.2 million for the three months ended June 30, 1998. The increase was primarily attributable to the inclusion of acquisitions closed in the last year, economies of scale from the greater revenue base, greater integration of collection volumes into landfills we own or operate, elimination of private company expenses and selective price increases. This was offset by higher depreciation and interest expenses and acquisition related expenses. Excluding the acquisition related expenses, net income before extraordinary item would have increased to $4.2 million, an increase of 357.6%. Net income before extraordinary item for the six months ended June 30, 1999 decreased $2.9 million, to a loss of $1.2 million from income of $1.7 million for the six months ended June 30, 1998. The decrease was attributable to the acquisition related expenses in the first quarter, a significant portion of which were not tax deductible. Excluding the acquisition related expenses on a tax adjusted basis, net income would have increased to $7.1 million, an increase of 317.4%. Net income before extraordinary item as a percentage of revenue increased 2.5% to 7.8% for the three months ended June 30, 1999 from 5.3% for the three months ended June 30, 1998. The increase is attributable to improvement in gross margins and declines in SG&A expenses as a percentage of revenue, offset by increases in depreciation and amortization as a percentage of revenue and higher interest expenses. Net income before extraordinary item as a percentage of revenue for the six months ended June 30, 1999 decreased 5.8% to (1.6%) from 4.2% for the six months ended June 30, 1998. The decline was attributable to acquisition related expenses in the first quarter, increases in depreciation and amortization as a percentage of revenue and higher interest expenses, offset by improvement in gross margins and declines in SG&A expenses as a percentage of revenue. In the quarter ending June 30, 1998, we recognized an extraordinary charge related to the early extinguishment of debt when we refinanced our credit facility.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1999, we had a working capital deficit of $2.0 million, including cash and cash equivalents of $10.4 million. Subsequent to the close of the quarter, we paid down our line of credit by $3.0 million and paid $4.3 million to close various acquisitions. This also had the effect of reducing accounts payable by $4.3 million. Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains available after satisfying our working capital and capital expenditure requirements to reduce our indebtedness under our bank revolving credit facility and to minimize our cash balances.

We have a $225 million revolving credit facility with a syndicate of banks for which BankBoston, N.A. acts as agent, which is secured by virtually all assets of the Waste Connections, including our interest in the equity securities of our subsidiaries. The credit facility matures in 2004 and bears interest at a rate per annum equal to, at our discretion, either: (i) the BankBoston Base Rate; or
(ii) the Eurodollar Rate plus applicable margin. The credit facility requires us to maintain certain financial ratios and satisfy other predetermined requirements, such as minimum net worth, net income and limits on capital expenditures. It also requires the lenders' approval of acquisitions in certain circumstances. As of June 30, 1999, an aggregate of approximately $132.2 million was outstanding under our credit facility, and the interest rate on outstanding borrowings under the credit facility was approximately 7.0%. We are currently exploring an increase in our credit facility

For the six months ended June 30, 1999, net cash provided by operations was approximately $9.5 million, of which $13.5 million was provided by operating results for the period exclusive of acquisition related and non-cash stock compensation expenses. Acquisition related expenses were $8.2 million, net of income taxes. $5.0 million of net cash provided by operations was provided by a decrease in working capital (net of acquisitions) for the period.

For the six months ended June 30, 1999, net cash used by investing activities was $108.9 million. Of this, $103.1 million was used to fund the cash portion of acquisitions. Cash used for capital expenditures was $6.0 million, which was primarily for investments in fixed assets, consisting primarily of trucks, containers and other equipment.

For the six months ended June 30, 1999, net cash provided by financing activities was $106.5 million, which was provided by net borrowings under our various debt arrangements and $65 million in proceeds from the sale of 3,9999,307 shares of common stock in a secondary public offering.

Capital expenditures relating to existing businesses for 1999 are currently expected to be approximately $9.0 million. We intend to fund our remaining planned 1999 capital expenditures principally through internally generated funds, and borrowings under our existing credit facility. We intend to fund our future acquisitions and capital requirements through additional borrowings under our credit facility and funds raised from sale of our common stock. We have entered in discussions with a financial institution to increase our existing credit facility. We believe that the credit facility, and the funds expected to be generated from operations, will provide adequate cash to fund our working capital and other cash needs for the foreseeable future. However, if we are unable to expand our credit facility, we may be unable to fund future acquisitions.

YEAR 2000

We will need to modify or replace portions of our software so that our computer systems will function properly with respect to dates in the year 2000 ("Year 2000") and afterwards. We expect to complete those modifications and upgrades during 1999 at a total cost of approximately $100,000. Additional acquisitions, depending on the size of the operation, could increase the budget required for Year 2000 modifications. We spent part of our Year 2000 budget on replacing our billing systems in Vancouver, Washington, Idaho Falls and Mountain Home, Idaho, Orem and Layton, Utah, and Madera and Amador, California. Because our operations rely primarily on mechanical systems such as trucks to collect solid waste, we do not expect our operations to be significantly affected by Year 2000 issues. Our customers may need to make Year 2000 modifications to software and hardware that they use to generate records, bills and payments relating to Waste Connections. We do not rely on vendors on a routine basis except for providers of disposal services. We take waste to a site and are normally billed based on tonnage disposed. We believe that if our disposal vendors encounter Year 2000 problems, they will convert to manual billing based on scale recordings until they resolve those issues.

In assessing our exposure to Year 2000 issues, we believe our biggest challenges lie in the following areas: Year 2000 issues at our banks, large (typically municipal) customers and acquired businesses between the time we acquire them and the time we implement our own systems. We are obtaining Year 2000 compliance certifications from our vendors, banks and customers. If Waste Connections and our vendors, banks, and customers do not complete required Year 2000 modifications on time, the Year 2000 issue could materially affect our operations. We believe, however, that in the most reasonably likely worst case, the effects of Year 2000 issues on our operations would be brief and small relative to our overall operations. We have not made a contingency plan to minimize operational problems if Waste Connections and our vendors, banks, and customers do not timely complete all required Year 2000 modifications.

                             WASTE CONNECTIONS, INC.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There is no current proceeding or litigation involving Waste Connections that we believe will have a material adverse impact on our business, financial condition, results of operations or cash flows.

ITEM 2. CHANGES IN SECURITIES

Sales of Unregistered Securities

On June 30, 1999, we issued 93,766 shares of our common stock to the shareholders of G&P Development, Inc. at a price of $29.23 per share in connection with the merger of a wholly owned subsidiary of Waste Connections into G&P Development, Inc. The transaction was accounted for under the pooling-of-interests method. Such shares were issued pursuant to Regulation D under the Securities Act.

On June 30, 1999, we issued 7,993 shares of our common stock to a shareholder of Western Johns, at a price of $30.50 per share, in connection with our acquisition of the assets of Western Johns. Such shares were issued pursuant to Regulation D under the Securities Act.

On June 25, 1999, we issued 156,160 shares of our common stock to the shareholders of Central Waste Disposal, Inc. and Cen San, Inc. at a price of $26.79 per share in connection with the mergers of two wholly owned subsidiaries of Waste Connections into Central Waste Disposal, Inc. and Cen San, Inc. The transaction was accounted for under the pooling-of-interests method. Such shares were issued pursuant to Regulation D under the Securities Act.

On June 30, 1999, we issued 59,150 shares of our common stock to the shareholders of Omega Systems, Inc. at a price of $29.47 per share in connection with the merger of a wholly owned subsidiary of Waste Connections into Omega Systems, Inc. The transaction was accounted for under the pooling-of-interests method. Such shares were issued pursuant to Regulation D under the Securities Act.

On June 30, 1999, we issued 31,131 shares of our common stock to the shareholders of Nebraska Ecology Systems, Inc. and The Garbage Company at a price of $29.23 per share in connection with the mergers of two wholly owned subsidiaries of Waste Connections into Nebraska Ecology Systems, Inc. and The Garbage Company. The transaction was accounted for under the pooling-of-interests method. Such shares were issued pursuant to Regulation D under the Security Act.

                             WASTE CONNECTIONS, INC.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

27.     Financial Data Schedule

(b)     Reports on Form 8-K:

On August 5, 1999, we filed a Form 8K amending our historical audited financial statements for each of the three years in the period ended December 31, 1998, to include financial information of certain companies acquired during the first quarter of 1999 in transactions that were accounted for as poolings-of-interests.

On July 15, 1999, we filed a Form 8-K/A further amending our Form 8-K filed on April 12, 1999, to include certain additional pro forma financial data of Waste Connections, Inc.

On May 7, 1999, we filed a Form 8K presenting the consolidated summary income statement data of Waste Connections for the one-month period and the four-month period ended April 30, 1999. We voluntarily reported certain financial results covering at least 30 days of post-acquisition combined operations because of rules pertaining to pooling-of-interests accounting under Securities and Exchange Commission Accounting Series Release 135. This filing pertained to the March 30, 1999, merger between Waste Connections and Ritter's Sanitary Service, Inc.

On April 29, 1999, we filed a Form 8K/A amending the Form 8-K filed on April 12, 1999, to include the financial statements and pro forma financial information relating to our acquisition on March 31, 1999, of MENI and RHFC which were not available at that time.

On April 14, 1999, we filed a Form 8K describing our acquisition on March 31, 1999, of the outstanding capital stock of each of Management Environmental National, Inc. ("MENI") and RH Financial Corporation ("RHFC"). MENI and RHFC are the sole partners of two limited partnerships, one of which provides solid waste handling and transportation services in the City of Vancouver and in Clark County, Washington, and the other of which owns and operates the Finley-Buttes Regional Landfill in Morrow County, Oregon.

On April 5, 1999, we filed a Form 8K/A amending the Form 8K filed on February 1, 1999, to include the financial statements and pro forma financial information relating to the merger on January 19, 1999, of WCI Acquisition Corporation I, WCI Acquisition Corporation II, WCI Acquisition Corporation III, and WCI Acquisition Corporation IV, four Delaware corporations wholly owned by Waste Connections into Murrey's Disposal Company, Inc., American Disposal Company, Inc., D.M. Disposal Co., Inc. and Tacoma Recycling Company, Inc., respectively.

        SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


        WASTE CONNECTIONS, INC.


        BY:  /s/  Ronald J. Mittelstaedt              Date:  August  14, 1999
             -------------------------------------------------------------
             Ron J. Mittelstaedt, President and Chief Executive Officer


        BY:  /s/  Steven F. Bouck                     Date:  August 14, 1999
             -------------------------------------------------------------
             Steven F. Bouck, Vice President and Chief  Financial Officer

                             WASTE CONNECTIONS, INC.


                                    FORM 10-Q
                                INDEX TO EXHIBITS


27      Financial Data Schedule