Form 10-Q
period 1999-09-30
WASTE CONNECTIONS INC/DE
filed 1999-11-12
CIK 1057058

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 1999            COMMISSION FILE NO. 0-23981





                             WASTE CONNECTIONS, INC.
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
         (State or other jurisdiction of incorporation or organization)

                                   94-3283464
                      (I.R.S. Employer Identification No.)

            620 COOLIDGE DRIVE, SUITE 350, FOLSOM, CA 95630 (Address of principal executive offices, as of November 15, 1999)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (916) 608-8200

             2260 DOUGLAS BOULEVARD, SUITE 280, ROSEVILLE, CA 95661
       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (916) 772-2221
         (Address and telephone of principal executive offices, through
                               November 15, 1999)

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

           As of November 11, 1999: 20,937,851 shares of Common Stock

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         Condensed Consolidated Balance Sheets - December 31, 1998 and
            September 30, 1999

         Condensed Consolidated Statements of Income for the three and nine months ended September 30, 1998 and 1999

         Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1998 and 1999

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

Signatures

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements


                             WASTE CONNECTIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)




                                                                 DECEMBER 31, 1998           SEPTEMBER 30, 1999
                                                                 -----------------           ------------------
                                                                     (RESTATED)
ASSETS
Current assets:

     Cash and equivalents                                            $   3,244                   $   8,775
     Accounts receivable, less allowance for doubtful
          accounts of $544 at December 31, 1998 and
          $1,917 at September 30, 1999                                  14,858                      25,580
     Prepaid expenses and other current assets                           2,355                       3,197
                                                                     ---------                   ---------
          Total current assets                                          20,457                      37,552

Property and equipment, net                                             50,297                     253,050
Intangible assets                                                      101,560                     204,576
Other assets                                                             2,709                       6,694
                                                                     ---------                   ---------
                                                                     $ 175,023                   $ 501,872
                                                                     =========                   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long term debt                               $      --                   $     940
     Short-term borrowings                                               1,500                          --
     Accounts payable                                                    8,731                      18,378
     Advances from related party                                           571                          --
     Deferred revenue                                                    3,174                       4,165
     Accrued liabilities                                                 5,767                      14,051
     Current portion of notes payable                                   11,939                       7,470
     Other current liabilities                                           2,758                         353
                                                                     ---------                   ---------
     Total current liabilities                                          34,440                      45,357

Long-term debt and notes payable, net                                   67,176                     226,388
Other long-term liabilities                                              4,396                       5,320
Deferred income taxes                                                    2,339                      13,985
                                                                     ---------                   ---------
    Total liabilities                                                  108,351                     291,050
                                                                     =========                   =========

Commitments and contingencies
Stockholders' equity:

Preferred stock $.01 par value; 10,000,000 shares
     authorized; none issued and outstanding                                --                          --
Common stock: $.01 par value; 50,000,000 shares
     authorized; 13,218,568 shares issued and
     outstanding at December 31, 1998, 20,935,007
     shares issued and outstanding at September 30, 1999                   132                         209
Additional paid-in capital                                              66,557                     207,121
Deferred stock compensation                                               (428)                       (218)
Retained earnings                                                          411                       3,710
                                                                     ---------                   ---------
      Total stockholders' equity                                        66,672                     210,822
                                                                     ---------                   ---------
                                                                     $ 175,023                   $ 501,872
                                                                     =========                   =========



                             See accompanying notes.

                             WASTE CONNECTIONS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)




                                                            THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                SEPTEMBER 30,                          SEPTEMBER 30,
                                                      -------------------------------       -------------------------------
                                                          1998               1999               1998               1999
                                                      ------------       ------------       ------------       ------------
                                                       (RESTATED)                            (RESTATED)
Revenues                                              $     28,245       $     48,610       $     68,092       $    121,423
Operating Expenses:
     Cost of operations                                     19,904             29,308             48,596             75,381
     Selling, general and administrative                     2,801              4,056              6,580             10,188
     Depreciation and amortization                           2,426              3,885              5,461              9,483
     Stock compensation                                        120                 70                561                210
     Acquisition related expenses                               --                 --                 --              8,805
                                                      ------------       ------------       ------------       ------------
Income from operations                                       2,994             11,291              6,894             17,356

Interest expense                                              (987)            (3,178)            (2,230)            (6,366)
Other income (expense), net                                   (100)                (8)                79                 (6)
                                                      ------------       ------------       ------------       ------------
Income before income tax provision                           1,907              8,105              4,743             10,984

Income tax provision                                          (870)            (3,186)            (2,027)            (7,227)
                                                      ------------       ------------       ------------       ------------
Net income before extraordinary item                         1,037              4,919              2,716              3,757
Extraordinary item - early extinguishment of
    debt, net of tax benefits of $165                           --                 --               (815)                --
                                                      ------------       ------------       ------------       ------------
Net Income                                            $      1,037       $      4,919       $      1,901       $      3,757
                                                      ============       ============       ============       ============

Redeemable convertible preferred stock accretion                --                 --               (917)                --
                                                      ------------       ------------       ------------       ------------
Net income applicable to common
    Stockholders                                      $      1,037       $      4,919       $        984       $      3,757
                                                      ============       ============       ============       ============

Basic earnings per common share:

    Income before extraordinary item                  $       0.08       $       0.26       $       0.20       $       0.21
    Extraordinary item                                          --                 --              (0.09)                --
                                                      ------------       ------------       ------------       ------------
 Net income per common share                          $       0.08       $       0.26       $       0.11       $       0.21
                                                      ============       ============       ============       ============

Diluted earnings per common share:

    Income before extraordinary item                  $       0.07       $       0.24       $       0.16       $       0.20
    Extraordinary item                                          --                 --              (0.07)                --
                                                      ------------       ------------       ------------       ------------
Net income per common share                           $       0.07       $       0.24       $       0.09       $       0.20
                                                      ============       ============       ============       ============

Shares used in the per share calculations:

   Basic                                                12,680,095         19,078,869          9,258,411         17,640,924
                                                      ============       ============       ============       ============
   Diluted                                              14,588,037         20,240,020         11,220,537         19,039,810
                                                      ============       ============       ============       ============


                             See accompanying notes.

                             WASTE CONNECTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)




                                                                                  NINE MONTHS
                                                                               ENDED SEPTEMBER 30,
                                                                           -------------------------
                                                                             1998             1999
                                                                           ---------       ---------
                                                                           (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                 $   1,901       $   3,757
Adjustments to reconcile net income to
     net cash provided by operating activities:

     Gain on sale of assets                                                       (8)            (15)
     Depreciation                                                              4,405           6,719
     Amortization of intangibles                                               1,055           2,764
     Amortization of debt issuance costs, debt guarantee fees and
          accretion of discount on long-term debt                                176             120
     Stock issued for compensation and services                                  561             854
     Extraordinary item - early extinguishment of debt                           981              --
     Changes in operating assets and liabilities, net of effects from acquisitions:
          Accounts receivable, net                                            (1,532)         (3,102)
          Prepaid expenses and other current assets                             (137)            218
          Accounts payable                                                       905           5,895
          Deferred revenue                                                       634             878
          Accrued liabilities                                                    (55)          1,150
          Other liabilities                                                      158          (2,738)
                                                                           ---------       ---------
Net cash provided by operating activities                                      9,044          16,500
                                                                           ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Proceeds from sale of property and equipment                                683             235
     Payments for acquisitions, net of cash acquired                         (44,302)       (142,363)
     Capital expenditures for property and equipment                          (5,388)        (10,125)
     Net change in other assets                                                   38              35
                                                                           ---------       ---------
Net cash used in investing activities                                        (48,969)       (152,218)
                                                                           ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from borrowings                                                 59,683         212,153
     Principal payments on long-term debt and notes payable                  (41,063)       (135,245)
     Proceeds from sale of common stock                                       24,126          65,041
     Net change in short-term borrowings                                      (1,008)             --
     Net change in advances from related party                                   (66)             --
     Payment of dividends                                                       (536)           (458)
     Proceeds from options and warrants                                           --           1,597
     Debt issuance costs                                                        (600)         (1,839)
                                                                           ---------       ---------
Net cash provided by financing activities                                     40,536         141,249
                                                                           ---------       ---------

Net increase in cash and equivalents                                             611           5,531
Cash and equivalents at beginning of period                                    1,197           3,244
                                                                           ---------       ---------
Cash and equivalents at end of period                                      $   1,808       $   8,775
                                                                           =========       =========


                             See accompanying notes.

                             WASTE CONNECTIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

           (Dollars in thousands, except share and per share amounts)


1. BASIS OF PRESENTATION AND SUMMARY

The accompanying statements of income and cash flows relate to Waste Connections, Inc. and its subsidiaries (the "Company") for the three and nine month periods ended September 30, 1998 and 1999. The consolidated financial statements of the Company include the accounts of Waste Connections, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

The Company's consolidated balance sheet as of September 30, 1999, the consolidated statements of income for the three and nine months ended September 30, 1999 and 1998, and the consolidated statements of cash flows for the nine months ended September 30, 1999 and 1998 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented. The consolidated financial statements presented herein should be read in conjunction with the Company's annual report on Form 10-K and the Company's current report on Form 8-K dated September 15, 1999, which contains re-stated historical financial statements to reflect acquisitions consummated through September 30, 1999, accounted for as poolings-of-interests (Note 3).

2. LONG-TERM DEBT

On March 30, 1999, the Company entered into a new revolving credit facility with a syndicate of banks for which BankBoston N.A. acts as agent (the "Credit Facility"). As of September 30, 1999, the maximum amount available under the Credit Facility is $315,000 (including stand-by letters of credit) and the borrowings bear interest at various fixed and/or variable rates at the Company's option (approximately 7.5% as of September 30, 1999). The Credit Facility replaced an existing revolving credit facility. The Credit Facility allows for the Company to issue up to $20,000 in stand-by letters of credit. The Credit Facility requires quarterly payments of interest and it matures in March 2004. Borrowings under the Credit Facility are secured by virtually all of the Company's assets. The Credit Facility requires the Company to pay an annual commitment fee equal to 0.5% of the unused portion of the Credit Facility. The Credit Facility places certain business, financial and operating restrictions on the Company relating to, among other things, the incurrance of additional indebtedness, investments, acquisitions, asset sales, mergers, dividends, distributions and repurchases and redemption of capital stock. The Credit Facility also requires that specified financial ratios and balances be maintained.

3. ACQUISITIONS

During the nine months ended September 30, 1999, the Company acquired 34 solid waste services businesses that were accounted for using the purchase method of accounting. The aggregate consideration for these acquisitions was approximately $272,640 consisting of $142,363 in cash, $6,232 in assumed liabilities, $51,077 in seller notes, and $72,968 in stock.

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

During the nine months ended September 30, 1999, the Company merged with Roche and Sons Inc. ("Roche"), Murrey's Disposal Company, Inc., D.M. Disposal Co., Inc., American Disposal Company, Inc., and Tacoma Recycling, Inc. (collectively, the "Murrey Companies"), Ritter's Sanitary Service, Inc. ("Ritter"), Central Waste Disposal Inc. ("Central"), Omega Systems, Inc. ("Omega"), and The Garbage Company, Nebraska Ecology Systems and G&P Development, Inc (collectively, "G&P"). These transactions were accounted for as poolings-of-interests, whereby the Company issued an aggregate of 3,781,879 shares of its common stock for all of the outstanding shares of Roche, the Murrey Companies, Ritter, Central, Omega, and G&P. In connection with the mergers, the Company incurred transaction-related costs of approximately $8,805, which were charged to operations in the first nine months of 1999.

The following pro forma information shows the results of the Company's operations as though the significant purchases that occurred during the nine months ended September 30, 1999, had occurred as of January 1, 1998:



                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                            ----------------------------
                                                               1998              1999
                                                            -----------      -----------
Pro forma revenue                                           $   112,918      $   148,224
Pro forma net income applicable to common stockholders      $     9,395      $     3,504
Pro forma net income per share:
    Basic                                                   $      0.80      $      0.18
    Diluted                                                 $      0.68      $      0.16
Shares used in the pro forma per share calculations:

    Basic                                                    11,799,791       19,921,650
    Diluted                                                  13,761,917       21,320,536

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

4. STOCKHOLDERS' EQUITY

Effective February 9, 1999, the Company sold approximately 4,000,000 shares of its common stock at $17.50 per share. As a result of that offering, the Company received approximately $65,041 in net proceeds and used the proceeds to pay down approximately $50,200 of its outstanding debt.

5. EARNINGS PER SHARE CALCULATION

The following table sets forth the numerator and denominator used in the computation of earnings per share:

                             WASTE CONNECTIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
           (Dollars in thousands, except share and per share amounts)



                                                                  THREE MONTHS                       NINE MONTHS
                                                               ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30,
                                                         ------------------------------      -------------------------------
                                                             1998              1999              1998                1999
                                                         ------------      ------------      ------------       ------------
Numerator:

   Income before extraordinary item                      $      1,037      $      4,919      $      2,716       $      3,757
   Redeemable convertible preferred stock accretion                --                --              (917)                --
                                                         ------------      ------------      ------------       ------------
   Income applicable to common stockholders
      Before extraordinary item                                 1,037             4,919             1,799              3,757
   Extraordinary item                                              --                --              (815)                --
                                                         ------------      ------------      ------------       ------------
   Net income applicable to common
      Stockholders                                       $      1,037      $      4,919      $        984       $      3,757
                                                         ============      ============      ============       ============

Denominator:

   Basic shares outstanding                                12,680,095        19,078,869         9,258,411         17,640,924
   Dilutive effect of options and warrants                  1,907,942         1,161,151         1,584,836          1,398,886
   Redeemable Common Stock                                         --                --           377,290                 --
                                                         ------------      ------------      ------------       ------------
   Diluted shares outstanding                              14,588,037        20,240,020        11,220,537         19,039,810
                                                         ============      ============      ============       ============

For the nine months ended September 30, 1999, 63,193 shares of common stock held in escrow, outstanding options to purchase 62,000 shares of common stock (with exercise prices ranging from $23.88 to $26.50) and outstanding warrants to purchase 47,000 shares of common stock (with exercise prices ranging from $23.88 to $30.50) could potentially further dilute earnings per share in the future and have not been included in the computation of diluted net income per share because to do so would have been anitdilutive.

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

OVERVIEW

Waste Connections, Inc. is a regional, integrated solid waste services company that provides solid waste collection, transfer, disposal and recycling services in secondary markets of the Western U.S. As of September 30, 1999, we served more than 475,000 commercial, industrial and residential customers in California, Idaho, Iowa, Kansas, New Mexico, Minnesota, Nebraska, Oklahoma, Oregon, South Dakota, Texas, Utah, Washington, and Wyoming. As of that date, we owned 51 collection operations and operated or owned 20 transfer stations, 12 Subtitle D landfills and 13 recycling facilities.

We intend to pursue an acquisition-based growth strategy, and we acquired 89 businesses from our inception in September 1997 through September 30, 1999. The results of operations of these acquired businesses have been included in our financial statements only from the respective dates of acquisition, except for 11 acquisitions accounted for under the poolings-of-interests method of accounting, which are included for all periods presented. We anticipate that a substantial part of our future growth will come from acquiring additional solid waste collection, transfer and disposal businesses and, as a consequence, additional acquisitions could continue to affect period-to-period comparisons of the our operating results.

GENERAL

Our revenues consist mainly of fees we charge customers for solid waste collection, transfer, disposal and recycling services. A large part of our collection revenues come from providing commercial, industrial and residential services. We frequently perform these services under service agreements or franchise agreements with counties or municipal contracts. County franchise agreements and municipal contracts generally last from one to ten years. Our existing franchise agreements and all of our existing municipal contracts give Waste Connections the exclusive right to provide specified waste services in the specified territory during the contract term. These exclusive arrangements are awarded, at least initially, on a competitive bid basis and subsequently on a bid or negotiated basis. We also provide residential collection services on a subscription basis with individual households. Approximately 65% of our revenues for the three months ended September 30, 1999 were derived from services provided under exclusive franchise agreements, long term municipal contracts and governmental certificates. Governmental certificates grant Waste Connections perpetual and exclusive collection rights in the covered areas. Contracts with counties and municipalities and governmental certificates provide relatively consistent cash flow during the terms of the contracts. Because we bill most residential customers on a periodic basis, subscription agreements provide a stable source of revenues for Waste Connections. Our collection business also generates revenues from the sale of recyclable commodities.

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

Costs of operations include labor, fuel, equipment maintenance and tipping fees paid to third party disposal facilities, worker's compensation and vehicle insurance, the cost of materials we purchase for recycling, third party transportation expense, district and state taxes and host community fees and royalties. As of September 30, 1999, Waste Connections owned and/or operated 20 transfer stations, which reduce our costs by allowing us to use collection personnel and equipment more efficiently and by consolidating waste to gain more favorable disposal rates that may be available for larger quantities of waste.

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

Waste Connections capitalizes some third-party expenditures related to pending acquisitions or development projects, such as legal and engineering expenses. We expense indirect acquisition costs, such as executive and corporate overhead, public relations and other corporate services, as we incur them. We charge against net income any unamortized capitalized expenditures and advances (net of any portion that we believe we may recover, through sale or otherwise) that relate to any operation that is permanently shut down and any pending acquisition or landfill development project that is not completed. We routinely evaluate all capitalized costs, and expense those related to projects that we believe are not likely to succeed. As of September 30, 1999, Waste Connections had no capitalized expenditures relating to landfill development projects and approximately $273,000 in capitalized expenditures relating to pending acquisitions.

We accrue for estimated landfill closure and post-closure maintenance costs at the landfills we own. Under applicable regulations, Waste Connections and Madera County, as operator and owner, respectively, are jointly liable for closure and post-closure liabilities with respect to the Fairmead Landfill. We have not accrued for such liabilities because Madera County, as required by state law, has established a special fund into which it deposits a portion of tipping fee surcharges to pay such liabilities. Consequently, we do not believe that the Company had any financial obligation for closure and post-closure costs for the Fairmead Landfill as of September 30, 1999. We will have additional material financial obligations relating to closure and post-closure costs of the other disposal facilities that we currently own or operate and that we may own or operate in the future. Waste Connections accrues and will accrue for those obligations, based on engineering estimates of consumption of permitted landfill airspace over the useful life of such landfills.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999

The following table sets forth items in Waste Connections' consolidated statement of operations as a percentage of revenues for the periods indicated.

                                                   THREE MONTHS ENDED
                                                     SEPTEMBER 30,
                                                 ---------------------
                                                  1998            1999
                                                 -----           -----
Revenues                                         100.0%          100.0%
Cost of operations                                70.5            60.3
Selling, general and
administrative expenses                            9.9             8.3
Depreciation and
    amortization expense                           8.6             8.0
Stock compensation                                 0.4             0.2
                                                 -----           -----
Operating income                                  10.6            23.2
Interest expense, net                             (3.5)           (6.5)
Other income (expense), net                       (0.3)             --
Income tax expense                                (3.1)           (6.6)
                                                 -----           -----
Net income                                         3.7%           10.1%
                                                 =====           =====
EBITDA margin(1)                                  19.6%           31.4%
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

Revenues. Total revenues increased $20.4 million, or 72.1%, to $48.6 million for the three months ended September 30, 1999, from $28.2 million for the three months ended September 30, 1998. Revenues for the nine months ended September 30, 1999 increased $53.3 million, or 78.3%, to $121.4 million from $68.1 million for the nine months ended September 30, 1998. The increase was primarily attributable to the inclusion of the acquisitions closed during the last year and selective price increases, with a nominal contribution from growth in the existing businesses.

Cost of Operations. Total cost of operations increased $9.4 million, or 47.2%, to $29.3 million for the three months ended September 30, 1999, from $19.9 million for the three months ended September 30, 1998. Cost of operations for the nine months ended September 30, 1999, increased $26.8 million, or 55.1%, to $75.4 million from $48.6 million for the nine months ended September 30, 1998. The increase was primarily attributable to cost of the acquisitions closed during the year, offset by greater integration of collection volumes into landfills we own or operate. Cost of operations as a percentage of revenues decreased 10.2%, to 60.3% for the three months ended September 30, 1999, from 70.5% for the three months ended September 30, 1998. Cost of operations as a percentage of revenues for the nine months ended September 30, 1999 decreased 9.3% to 62.1% from 71.4% for the nine months ended September 30, 1998. The decrease as a percentage of revenues was primarily attributable to the effect of tuck-in acquisitions closed since the beginning of 1999, economies of scale from the greater revenue base, greater integration of collection volumes into landfills we own or operate and selective price increases.

SG&A. SG&A expenses increased $1.3 million, or 44.8%, to $4.1 million for the three months ended September 30, 1999, from $2.8 million for the three months ended September 30, 1998. SG&A for the nine months ended September 30, 1999 increased $3.6 million, or 54.8%, to $10.2 million from $6.6 million for the nine months ended September 30, 1998. Our SG&A increased as a result of additional personnel from companies acquired and some additional corporate overhead to accommodate our growth. SG&A as a percentage of revenues declined 1.6% to 8.3% for the three months ended September 30, 1999, from 9.9% for the three months ended September 30, 1998. SG&A as a percentage of revenues for the nine months ended September 30, 1999 decreased 1.3% to 8.4% from 9.7% for the nine months ended September 30, 1998. The decline in SG&A as a percentage of revenues was a result of spreading of overhead expenses over a larger base of revenue from the acquisitions completed in 1999, offset by increases in corporate overhead and the costs associated with becoming a public company in May 1998.

Depreciation and Amortization. Depreciation and amortization expense increased $1.5 million, or 60.1%, to $3.9 million for the three months ended September 30, 1999 from $2.4 million for the three months ended September 30, 1998. Depreciation and amortization for the nine months ended September 30, 1999 increased $4.0 million, or 73.6%, to $9.5 million from $5.5 million for the nine months ended September 30, 1998. The increase resulted primarily from the acquisitions completed during the year and the inclusion of the depreciation and amortization of the businesses acquired as well as the amortization of goodwill associated with such acquisitions. Depreciation and amortization as a percentage of revenues decreased 0.6% to 8.0% for the three months ended September 30, 1999, from 8.6% for the three months ended September 30, 1998. Depreciation and amortization as a percentage of revenues for the nine months ended September 30, 1999 decreased 0.2% to 7.8% from 8.0% for the nine months ended September 30, 1998. The decrease in depreciation and amortization as a percentage of revenues was primarily a result of accounting for eleven acquisitions in 1999 using the pooling-of-interests method, for which no goodwill and related amortization is recognized, offset by a higher proportion of landfill revenues, which have associated higher depreciation and amortization costs.

Stock Compensation Expense. Stock compensation expense decreased $50,000, or 41.7%, to $70,000 for the three months ended September 30, 1999, from $120,000 for the three months ended September 30, 1998. Stock compensation expense for the nine months ended September 30, 1999 decreased $351,000 or 62.6%, to $210,000 from $561,000 for the nine months ended September 30, 1998. Our stock compensation expense is attributable to the valuation of common stock options and warrants with exercise prices less than the estimated fair value of our common stock on the date of the grant and relates solely to stock options granted prior to the initial public offering in May 1998. Our stock compensation expense in 1999 consists of continued amortization of deferred stock compensation recorded in 1998 at the time of the initial public offering. The decrease in the amortization of deferred stock compensation for the three and nine months ended September 30, 1999, compared to the three and nine months ended September 30, 1998, was due to the amortization of the deferred stock compensation over the vesting periods of the related options using the multiple option approach prescribed by SFAS No. 123.

Acquisition Related Expenses. Acquisition related expenses for the nine months ended September 30, 1999 were $8.8 million, and related primarily to commissions, professional fees, and other direct costs resulting from the eleven acquisitions that were accounted for using the pooling-of-interests method.

Operating Income. Operating income increased $8.3 million, or 277.1%, to $11.3 million for the three months ended September 30, 1999, from $3.0 million for the three months ended September 30, 1998. The increase was primarily attributable to the inclusion of acquisitions closed in the last year, economies of scale from a greater revenue base, greater integration of collection volumes into landfills we own or operate and selective price increases. This was offset by higher depreciation and amortization and SG&A expenses. Operating income for the nine months ended September 30, 1999 increased $10.5 million, or 151.8%, to $17.4 million from $6.9 million for the nine months ended September 30, 1998. That increase was attributable to the same factors as the increase for the three months ended September 30, 1999, offset by higher acquisition related expenses, without which operating income would have increased to $26.2 million, an increase of 279.5%. Operating income as a percentage of revenues increased 12.6% to 23.2% for the three months ended September 30, 1999 from 10.6% for the three months ended September 30, 1998. The increase was attributable to the improvement in gross margins coupled with declines in SG&A expenses and depreciation and amortization as percentages of revenue. Operating income as a percentage of revenues for the nine months ended September 30, 1999 increased 4.2% to 14.3% from 10.1% for the nine months ended September 30, 1998. The increase was attributable to the same factors as the increase for the three months ended September 30, 1999, offset by acquisition related expenses.

Interest Expense. Interest expense increased $2.2 million, or 222.0%, to $3.2 million for the three months ended September 30, 1999, from $987,000 for the three months ended September 30, 1998. Interest expense for the nine months ended September 30, 1999 increased $4.2 million, to $6.4 million from $2.2 million for the nine months ended September 30, 1998. The increases were primarily attributable to higher debt levels incurred to fund certain of our acquisitions.

Provision for Income Taxes. Income taxes increased $2.3 million, or 266.2%, to $3.2 million for the three months ended September 30, 1999, from $870,000 for the three months ended September 30, 1998. Income taxes increased $5.2 million, or 256.5%, to $7.2 million for the nine months ended September 30, 1999, from $2.0 million for the nine month periods ended September 30, 1998. The effective income tax rate for both the three and nine months ended September 30, 1999, before acquisition related and stock compensation expenses, was 39.0%, which is above the federal statutory rate of 35.0% as the result of state and local taxes and non-deductible goodwill associated with certain acquisitions.

Net Income before Extraordinary Item. Net income before extraordinary item increased by $3.9 million, or 374.3%, to $4.9 million for the three months ended September 30, 1999, from net income of $1.0 million for the three months ended September 30, 1998. The increase was primarily attributable to the inclusion of acquisitions closed during the year, economies of scale from the greater revenue base, greater integration of collection volumes into landfills we own or operate, the effect of tuck-in acquisitions closed since the beginning of 1999 and selective price increases. This was offset by higher depreciation and amortization and interest expenses. Net income before extraordinary item for the nine months ended September 30, 1999 increased $1.1 million, or 38.3%, to $3.8 million from $2.7 million for the nine months ended September 30, 1998. The increase was attributable to the same factors as the increase for the three months ended September 30, 1999, offset by acquisition related expenses in the first and second quarters of 1999, a significant portion of which were not tax deductible. Excluding the acquisition related expenses on a tax adjusted basis, net income before extraordinary item would have increased to $12.0 million, an increase of 341.2%. Net income before extraordinary item as a percentage of revenue increased 6.4% to 10.1% for the three months ended September 30, 1999, from 3.7% for the three months ended September 30, 1998. The increase was attributable to improvement in gross margins and declines in SG&A expenses and depreciation and amortization as percentages of revenue, offset by higher interest expenses. Net income before extraordinary item as a percentage of revenue for the nine months ended September 30, 1999 decreased 0.9% to 3.1% from 4.0% for the nine months ended September 30, 1998. The decline was attributable to acquisition related expenses in the first and second quarters of 1999 and higher interest expenses, offset by improvement in gross margins and declines in SG&A expense and depreciation and amortization as percentages of revenue. In the quarter ended September 30, 1998, we recognized an extraordinary charge related to the early extinguishment of debt when we refinanced our credit facility.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1999, we had a working capital deficit of $7.8 million, including cash and cash equivalents of $8.8 million. Subsequent to September 30, 1999, cash and debt were reduced by $6.2 million, through the closing of various acquisitions. Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains available after satisfying our working capital and capital expenditure requirements to reduce our indebtedness under our bank revolving credit facility and to minimize our cash balances.

We have a $315 million revolving credit facility with a syndicate of banks for which BankBoston, N.A. acts as agent, which is secured by virtually all assets of Waste Connections, including our interest in the equity securities of our subsidiaries. The credit facility matures in 2004 and bears interest at a rate per annum equal to, at our discretion, either: (i) the BankBoston Base Rate; or
(ii) the Eurodollar Rate plus, in each case, applicable margin. The credit facility requires us to maintain certain financial ratios and satisfy other predetermined requirements, such as minimum net worth, net income and limits on capital expenditures. It also requires the lenders' approval of acquisitions in certain circumstances. As of September 30, 1999, an aggregate of approximately $210.7 million was outstanding under our credit facility, and the interest rate on outstanding borrowings under the credit facility was approximately 7.5%. We expect to incur additional borrowings to fund acquisitions during the fourth quarter of 1999.

For the nine months ended September 30, 1999, net cash provided by operations was approximately $16.5 million, of which $23.2 million was provided by operating results for the period exclusive of acquisition related and non-cash stock compensation expenses. Acquisition related expenses were $8.2 million, net of income taxes. $2.3 million of net cash provided by operations was provided by a decrease in working capital (net of acquisitions) for the period.

For the nine months ended September 30, 1999, net cash used by investing activities was $151.2 million. Of this, $142.4 million was used to fund the cash portion of acquisitions. Cash used for capital expenditures was $10.1 million, which was primarily for investments in fixed assets, consisting primarily of trucks, containers and other equipment.

For the nine months ended September 30, 1999, net cash provided by financing activities was $141.3 million, which was provided by net borrowings under our various debt arrangements and approximately $65 million in proceeds from the sale of 3,999,307 shares of common stock in a secondary public offering.

Capital expenditures relating to existing businesses for the remainder of 1999 are currently expected to be approximately $5.7 million. We intend to fund our remaining planned 1999 capital expenditures principally through internally generated funds, and borrowings under our existing credit facility. We intend to fund our future acquisitions and capital requirements through additional borrowings under our credit facility and funds raised from sale of our equity securities under appropriate market conditions. We believe that the credit facility, and the funds expected to be generated from operations, will provide adequate cash to fund our working capital and other cash needs for the foreseeable future. However, increased use of debt to fund our capital requirements will increase our interest expense. It may also raise our debt-to-equity ratio, which could hinder our ability to obtain additional credit. If we are unable to obtain additional debt financing or to sell additional equity securities in the future, we may be unable to fund future acquisitions, which could cause a decline in the growth rate of our revenues.

YEAR 2000

We will need to modify or replace portions of our software so that our computer systems will function properly with respect to dates in the year 2000 ("Year 2000") and afterwards. We have completed Year 2000 conversions at substantially all of our locations at a total cost of approximately $125,0000, and expect to have completed Year 2000 conversions at the remaining locations before December 31, 1999. Additional acquisitions in the future may require additional Year 2000 conversions, at additional cost. Because our operations rely primarily on mechanical systems such as trucks to collect solid waste, we do not expect our operations to be significantly affected by Year 2000 issues. Our customers may need to make Year 2000 modifications to software and hardware that they use to generate records, bills and payments relating to Waste Connections. We do not rely on vendors on a routine basis except for providers of disposal services. We take waste to a site and are normally billed based on tonnage disposed. We believe that if our disposal vendors encounter Year 2000 problems, they will convert to manual billing based on scale recordings until they resolve those issues.

In assessing our exposure to Year 2000 issues, we believe our biggest areas of exposure are as follows: Year 2000 issues at our banks, large (typically municipal) customers and acquired businesses between the time we acquire them and the time we implement our own systems. We are obtaining Year 2000 compliance certifications from our vendors, banks and customers. If Waste Connections and our vendors, banks and customers do not complete required Year 2000 modifications on time, the Year 2000 issue could materially affect our operations. We believe, however, that in the most reasonably likely worst case, the effects of Year 2000 issues on our operations would be brief and small relative to our overall operations. We have not made a contingency plan to minimize operational problems if Waste Connections or our vendors, banks and customers do not timely complete all required Year 2000 modifications.

                             WASTE CONNECTIONS, INC.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There is no current proceeding or litigation involving Waste Connections that we believe will have a material adverse impact on our business, financial condition, results of operations or cash flows.

ITEM 2. CHANGES IN SECURITIES

Sales of Unregistered Securities

On July 12, 1999, we issued 2,000 shares of Common Stock to the shareholders of L&L Sanitation, Inc. at a price of $22.85 per share in connection with our acquisition of the stock of that company. Such shares were issued pursuant to Regulation D under the Securities Act of 1933.

                             WASTE CONNECTIONS, INC.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

27. Financial Data Schedule

(b) Reports on Form 8-K:

On July 15, 1999, we filed a Form 8-K/A further amending our Form 8-K filed on April 12, 1999, to include certain additional pro forma financial data of Waste Connections, Inc.

On August 5, 1999, we filed a Form 8-K amending our historical audited financial statements for each of the three years in the period ended December 31, 1998, to include financial information of certain companies acquired during the first quarter of 1999 in transactions that were accounted for as poolings-of-interests.

On August 25, 1999, we filed a Form 8-K reporting the execution on August 11, 1999 of an agreement pursuant to which International Environmental Industries, Inc., a Nevada corporation ("IEII"), would merge with and into WCI Acquisition Corporation I, a wholly owned subsidiary of Waste Connections.

On August 31, 1999, we filed a Form 8-K reporting certain financial results covering 30 days of combined operations of Waste Connections and six companies acquired in June 1999. This information was reported because of rules pertaining to pooling-of-interests accounting under Securities and Exchange Commission Accounting Series Release 135.

On September 2, 1999, we filed a Form 8-K/A amending the Form 8-K filed on August 25, 1999, to include the financial statements and pro forma financial information relating to our acquisition of IEII.

On September 15, 1999, we filed a Form 8-K amending our historical audited financial statements for each of the three years in the period ended December 31, 1998, to include financial information of certain companies acquired during the six months ended June 30, 1999 in transactions that were accounted for as poolings-of-interests.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

          WASTE CONNECTIONS, INC.

          BY:  /s/  Ronald J. Mittelstaedt              Date: November 12, 1999
               --------------------------------------
               Ron J. Mittelstaedt,
               President and Chief Executive Officer



          BY:  /s/  Steven F. Bouck                     Date: November 12, 1999
               --------------------------------------
               Steven F. Bouck,
               Vice President and Chief Financial Officer

                                 EXHIBIT INDEX

Exhibits       Description
--------       -----------
27.            Financial Data Schedule