Form 10-K
period 1999-12-31
WASTE CONNECTIONS INC/DE
filed 2000-03-13
CIK 1057058

================================================================================


                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                           Commission File No. 0-28652


                             WASTE CONNECTIONS, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                      13-3858494
   (State or other jurisdiction                 (I.R.S. Employer Identification)
of incorporation or organization)

         620 Coolidge Drive
             Suite 350
          Folsom, California                                  95630
(Address of principal executive offices)                   (Zip Code)

                                 (916) 608-8200
              (Registrant's telephone number, including area code)

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

                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock held by non-affiliates of registrant as of February 28, 2000: $162,670,376

Number of shares of Common Stock outstanding as of February 28, 2000: 21,397,016

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.


================================================================================

                             WASTE CONNECTIONS, INC.
                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

   ITEM NO.                                                                                        PAGE
   --------
   PART I
        1.                  BUSINESS                                                                 3
        2.                  PROPERTIES                                                              14
        3.                  LEGAL PROCEEDINGS                                                       14
        4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                            HOLDERS                                                                 14

   PART II
        5.                  MARKET FOR REGISTRANT'S COMMON EQUITY AND
                            RELATED STOCKHOLDER MATTERS                                             16
        6.                  SELECTED HISTORICAL AND SUPPLEMENTAL FINANCIAL
                            AND OPERATING DATA                                                      16
        7.                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                            CONDITION AND RESULTS OF OPERATIONS                                     19
        7A.                 QUANTITATIVE AND QUALITATIVE DISCLOSURE
                            ABOUT MARKET RISK                                                       29
        8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                             29
        9.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                            ACCOUNTING AND FINANCIAL DISCLOSURE                                     29

   PART III

   PART IV
       14.                  EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS
                            ON FORM 8-K                                                           II-1

   SIGNATURES                                                                                     II-2

   EXHIBIT INDEX                                                                                  II-4

PART I

Forward Looking Statements

     Certain information contained in this Annual Report on Form 10-K, including, without limitation, information appearing under Item 1, "Business," and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," includes forward-looking statements that involve risks and uncertainties. Various factors that are discussed in connection with the forward-looking statements, or in our other Securities and Exchange Commission filings, could affect our actual results and could cause our actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, Waste Connections in this Annual Report on Form 10-K.

ITEM 1.   BUSINESS

General

     Waste Connections is a regional, integrated solid waste services company that provides solid waste collection, transfer, disposal and recycling services in secondary markets of the Western U.S. We currently own and operate 58 collection operations, 15 transfer stations, nine Subtitle D landfills and 17 recycling facilities and operate, but do not own, an additional seven transfer stations and six Subtitle D landfills. As of January 31, 2000, we served more than 500,000 commercial, industrial and residential customers in 15 states:
California, Colorado, Idaho, Iowa, Kansas, Minnesota, Nebraska, New Mexico, Oklahoma, Oregon, South Dakota, Texas, Utah, Washington, and Wyoming. Approximately 60% of our revenues are derived from exclusive arrangements.

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

     Acquisitions have been and are expected to continue to be a principal component of our growth strategy. From our initial public offering in May 1998 to January 31, 2000, we acquired 85 solid waste services businesses, including 77 collection operations (of which 44 were "tuck-in" acquisitions), 14 Subtitle D landfills which we own or operate, 20 transfer stations which we own or operate and 16 recycling facilities. These acquisitions took us into 14 new markets in ten additional states: Colorado, Iowa, Kansas, Minnesota, Nebraska, New Mexico, Oklahoma, Oregon, Texas and Utah. Generating internal growth and securing additional exclusive arrangements are also important components of our growth strategy.

     Unless otherwise noted, all descriptions of our business in this Annual Report on Form 10-K are as of January 31, 2000.

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

     Despite the ongoing consolidation, the solid waste services industry remains primarily regional in nature and highly fragmented. Based on published industry sources, approximately 25% of the total revenues of the U.S. solid waste industry is accounted for by more than 5,000 private, predominantly small, collection and disposal businesses. We expect the current consolidation trends in the solid waste industry to continue, because many independent landfill and collection operators lack the capital resources, management skills and technical expertise necessary to comply with stringent environmental and other governmental regulations and to compete with larger, more efficient, integrated operators. In addition, many independent operators may wish to sell their businesses to achieve liquidity in their personal finances or as part of their estate planning. We believe that the fragmented nature of the industry offers significant consolidation and growth opportunities, especially in secondary markets of the Western U.S., for companies with disciplined acquisition programs, decentralized operating strategies and access to financial resources.

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

GROWTH STRATEGY

- Expansion Through Acquisitions. We intend to expand the scope of our operations by continuing to acquire solid waste operations in new markets and in existing or adjacent markets that are combined with or "tuck in" to existing operations.

     We intend to expand into new geographic regions by entering these markets through acquisitions. We use an initial acquisition in a new market as an operating base. Then we seek to strengthen the acquired operation's presence in that market by providing additional services, adding new customers and making "tuck-in" acquisitions. We next seek to broaden our regional presence by adding additional operations in markets adjacent to the new location. We are currently examining opportunities in states other than those in which we currently operate and are assessing potential acquisitions of solid waste operations in Arizona and Montana.

     We believe that many "tuck-in" acquisition opportunities exist within our current and targeted market areas. For example, we have identified more than 460 independent entities that provide collection and disposal services in the states where we currently operate. We believe that throughout the Western U.S., many independent entities are suitable for acquisition by Waste Connections and provide opportunities to increase our market share and route density.

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

- Internal Growth. To generate continued internal growth, we will focus on increasing market penetration in our current and adjacent markets, soliciting new commercial, industrial, and residential customers in markets where such customers may elect whether or not to receive waste collection services, marketing upgraded or additional services (such as compaction or automated collection) to existing customers and, where appropriate, raising prices. Where possible, we intend to leverage our franchise-based platforms to expand our customer base beyond our exclusive market territories. As customers are added in existing markets, our revenue per routed truck increases, which generally increases our collection efficiencies and profitability. In markets in which we have exclusive contracts, franchises and certificates, we expect internal volume growth generally to track population and business growth. Transfer stations are also an important part of our internal growth strategy. They extend our direct-haul reach and link disparate collection operations with disposal capacity that we own, operate or contract. We currently own and/or operate 22 transfer stations. By operating transfer stations, we also engage in direct communications with municipalities and private operators that deliver waste to our transfer stations. This positions us to gain additional business in our markets if a municipality privatizes any solid waste operations it owns or rebids existing contracts, and it increases our opportunities to acquire other private collection operations that use the transfer stations.

OPERATING STRATEGY

- Decentralized Operations. We manage our operations on a decentralized basis. This places decision-making authority close to the customer, enabling us to identify customers' needs quickly and to address those needs in a cost-effective manner. We believe that decentralization provides a low-overhead, highly efficient operational structure that allows us to expand into geographically contiguous markets and operate in relatively small communities that larger competitors may not find attractive. We believe that this structure gives us a strategic competitive advantage, given the relatively rural nature of much of the Western U.S., and makes us an attractive buyer to many potential acquisition candidates. We currently operate four divisions and are moving towards a regional management structure with multiple divisions reporting to each region. We currently deliver our services from 58 operating locations serving 18 market areas (districts). Each district has a district manager reporting to, and working in collaboration with, the divisional vice president. The district manager generally has autonomous service and decision-making authority for that district, and is responsible for maintaining service quality, promoting safety in the district's operations, implementing marketing programs, and overseeing day-to-day operations, including contract administration. Both divisional vice presidents and district managers also help identify acquisition candidates and are responsible for integrating them into our operations and obtaining the permits and other governmental approvals required for us to operate the acquired business.

- Operating Enhancements. We develop company-wide operating standards, which are tailored for each of our markets based on industry standards and local conditions. Using these standards, we track collection and disposal routing efficiency and equipment utilization. We also implement cost controls and employee training and safety procedures, and establish a sales and marketing plan for each market. We have installed a wide area network, implemented advanced management information systems and financial controls, and consolidated accounting, insurance and employee benefit functions, customer service, productivity reporting and dispatching systems. While district management operates with a high degree of autonomy, our senior officers monitor district operations and require adherence to our accounting, purchasing, marketing and internal control policies, particularly with respect to financial matters. Our executive officers regularly review the performance of district managers and operations. We believe that by establishing operating standards, closely monitoring performance and streamlining certain administrative functions, we can improve the profitability of existing operations.

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

Acquisition Program

     We currently operate in 15 states in the Western U.S. We focus our acquisition efforts on markets in the Western U.S. that generally exhibit the characteristics listed below, which we believe provide significant growth opportunities for a well-capitalized market entrant and create economic and operational barriers to entry by new competitors.

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

     - Any potential synergies that may be gained by combining the candidate with our existing operations; and

     -    The liabilities of the candidate.

     Before completing an acquisition, we perform extensive environmental, operational, engineering, legal, human resources and financial due diligence. Our management evaluates and approves all acquisitions. Ronald J. Mittelstaedt, President, Chief Executive Officer and Chairman of the Board, is authorized to approve acquisitions for consideration of up to $1 million; the Executive Committee of the Board of Directors must approve all other acquisitions. We seek to integrate each acquired business promptly and to minimize disruption to the ongoing operations of both Waste Connections and the acquired business. Our senior management team has a proven track record in integrating acquisitions.


SERVICES

COMMERCIAL, INDUSTRIAL AND RESIDENTIAL WASTE SERVICES

     We serve more than 500,000 commercial, industrial and residential customers. Our services are generally provided under one of the following: a) governmental certificates, b) exclusive franchise agreements, c) exclusive municipal contracts, d) commercial and industrial service agreements, e) residential subscriptions and f) residential contracts.

     Governmental certificates, exclusive franchise agreements and exclusive municipal contracts grant us rights to provide services within specified areas at established rates. Governmental certificates are generally perpetual in duration. Our exclusive franchise agreements have remaining terms ranging from 10 to 20 years, and our exclusive municipal contracts generally have shorter contract terms.

     We provide commercial and industrial services, other than those we perform under governmental certificates, franchise agreements or municipal contracts, under agreements ranging from one to seven years. We determine fees under these agreements based on such factors as collection frequency, level of service, route density, the type, volume and weight of the waste collected, type of equipment and containers furnished, the distance to the disposal or processing facility, the cost of disposal or processing and prices charged in our markets for similar service. Collection of larger volumes associated with commercial and industrial waste streams generally helps improve our operating efficiencies, and consolidation of these volumes allows us to negotiate more favorable disposal prices. Our commercial and industrial customers use portable containers for storage, enabling us to service many customers with fewer collection vehicles. Commercial and industrial collection vehicles normally require one operator. We provide one to eight cubic yard containers to commercial customers, 10 to 50 cubic yard containers to industrial customers, and 30 to 95 gallon carts to residential customers. For an additional fee, we install stationary compactors that compact waste prior to collection on the premises of a substantial number of large volume customers.

     We provide residential waste services, other than those we perform under governmental certificates franchise agreements or municipal contracts under contracts with homeowners' associations, apartment owners or mobile home park operators, on an individual monthly subscription basis at established rates or on a contract basis. We base residential fees on a contract basis primarily on route density, the frequency and level of service, the distance to the disposal or processing facility, the cost of disposal or processing and prices charged in that market for similar services. Collection fees are paid either by the municipalities from tax revenues or directly by the residents receiving the services.

TRANSFER STATION SERVICES

     We have an active program to acquire, develop, own and operate transfer stations in markets proximate to our operations. Currently, we own and operate transfer stations in California, Colorado, Nebraska, Oregon and Washington. Additionally, we operate, but do not own, transfer stations in California, Oregon and Washington. These transfer stations receive, compact, and transfer solid waste to be transported by larger vehicles to landfills. We believe that the transfer stations benefit us by:

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

LANDFILLS

     We seek to identify solid waste landfill acquisition candidates to achieve vertical integration in markets where the economic and regulatory environment makes such acquisitions attractive. We believe that in some markets, acquiring landfills provides opportunities to vertically integrate our collection, transfer and disposal operations while improving operating margins. We evaluate landfill candidates by determining, among other things, the amount of waste that could be diverted to the landfill in question, whether access to the landfill is economically feasible from our existing market areas either directly or through transfer stations, the expected life of the landfill, the potential for expanding the landfill, and current disposal costs compared to the cost of acquiring the landfill. Where the acquisition of a landfill is not attractive, we pursue long term disposal contracts with facilities, which are typically municipally controlled.

     Currently, we own and operate landfills in Colorado, Minnesota, Nebraska, New Mexico and Oregon. Additionally, we operate, but do not own, landfills in California, Nebraska and New Mexico. All landfills that we own or operate are Subtitle D landfills.

     We monitor the available permitted in-place disposal capacity of our landfills on an ongoing basis and evaluate whether to seek to expand this capacity. In making this evaluation, we consider various factors, including the volume of waste projected to be disposed of at the landfill, the size of the unpermitted acreage included in the landfill, the likelihood that we will be able to obtain the necessary approvals and permits required for the expansion and the costs that would be involved in developing the additional capacity. We also regularly consider whether it is advisable, in light of changing market conditions and/or regulatory requirements, to seek to expand or change the permitted waste streams or to seek other permit modifications.

RECYCLING SERVICES

     We offer municipal, commercial, industrial and residential customers recycling services for a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals. We own and operate 17 recycling processing facilities and sell other collected recyclable materials to third parties for processing before resale. We often share the profits from our resale of recycled materials with other parties to our recycling contracts. For example, certain of our municipal recycling contracts in Washington and Idaho, negotiated before we acquired those businesses, specify certain benchmark resale prices for recycled commodities. To the extent the prices we actually receive for the processed recycled commodities collected under the contract exceed the prices specified in the contract, we share the excess with the municipality, after recovering any previous shortfalls resulting from actual market prices falling below the prices specified in the contract. To reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties. We believe that recycling will continue to be an important component of local and state solid waste management plans due to the public's increasing environmental awareness and expanding regulations that mandate or encourage recycling.

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

SALES AND MARKETING

     In many of our existing markets, we provide waste collection, transfer and disposal services to municipalities and governmental authorities under exclusive franchise agreements, municipal contracts and G certificates; service providers do not contract directly with individual customers. In addition, because we have grown to date primarily through acquisitions, we have generally assumed existing franchise agreements, municipal contracts and G certificates from the acquired companies, rather than obtaining new contracts. For these reasons, our sales and marketing efforts to date have been narrowly focused. We have added sales and marketing personnel as necessary to solicit new customers in markets where we are not the exclusive provider of solid waste services, expand our presence into areas adjacent to or contiguous with our existing markets, and market additional services to existing customers.

COMPETITION

     The solid waste services industry is highly competitive and fragmented and requires substantial labor and capital resources. The industry presently includes three large national waste companies: Allied Waste Industries, Inc., Republic Services, Inc., and Waste Management, Inc. Casella Waste Systems, Inc., and Waste Industries, Inc. are other public companies with a regional focus and annual revenues in excess of $100 million. Certain of the markets in which we compete or will likely compete are served by one or more large, national solid waste companies, as well as by numerous privately held regional and local solid waste companies of varying sizes and resources, some of which have accumulated substantial goodwill in their markets. We also compete with operators of alternative disposal facilities, including incinerators, and with counties, municipalities, and solid waste districts that maintain their own waste collection and disposal operations. Public sector operations may have financial advantages over Waste Connections, because of their access to user fees and similar charges, tax revenues and tax-exempt financing.

     We compete for collection, transfer and disposal volume based primarily on the price and quality of our services. From time to time, competitors may reduce the price of their services in an effort to expand their market shares or service areas or to win competitively bid municipal contracts. These practices may cause us to reduce the price of our services or, if we elect not to do so, to lose business. We provide a substantial portion of our residential, commercial and industrial collection services under exclusive franchise and municipal contracts and certificates, some of which are subject to periodic competitive bidding. We provide the balance of our services under subscription agreements with individual households and one to five year service contracts with commercial and industrial customers.

     The solid waste collection and disposal industry is currently undergoing significant consolidation, and we encounter competition in our efforts to acquire landfills, transfer and collection operations. Intense competition exists not only for collection, transfer and disposal volume, but also for acquisition candidates. We generally compete for acquisition candidates with publicly owned regional and large national waste management companies. Competition in the disposal industry may also be affected by the increasing national emphasis on recycling and other waste reduction programs, which may reduce the volume of waste deposited in landfills. Accordingly, it may become uneconomical for us to make further acquisitions or we may be unable to locate or acquire suitable acquisition candidates at price levels and on terms and conditions that we consider appropriate, particularly in markets we do not already serve.

REGULATION

INTRODUCTION

     Our landfill operations and non-landfill operations, including waste transportation, transfer stations, vehicle maintenance shops and fueling facilities, are all subject to extensive and evolving federal, state and local environmental laws and regulations, the enforcement of which has become increasingly stringent in recent years. The environmental regulations that affect us are administered by the EPA and other federal, state and local environmental, zoning, health and safety agencies. The WUTC regulates the portion of our collection business in Washington performed under G certificates, which generally grant us perpetual and exclusive collection rights in certain areas. We are currently in substantial compliance with applicable federal, state and local environmental laws, permits, orders and regulations. We do not currently anticipate any material environmental costs necessary to bring our operations into compliance (although there can be no assurance in this regard). We anticipate that regulation, legislation and regulatory enforcement actions related to the solid waste services industry will continue to increase. We attempt to anticipate future regulatory requirements and to plan in advance as necessary to comply with them.

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

     The EPA regulations issued under Subtitle C of RCRA impose a comprehensive "cradle to grave" system for tracking the generation, transportation, treatment, storage and disposal of hazardous wastes. The Subtitle C Regulations impose obligations on generators, transporters and disposers of hazardous wastes, and require permits that are costly to obtain and maintain for sites where such material is treated, stored or disposed. Subtitle C requirements include detailed operating, inspection, training and emergency preparedness and response standards, as well as requirements for manifesting, record keeping and reporting, corrective action, facility closure, post-closure and financial responsibility. Most states have promulgated regulations modeled on some or all of the Subtitle C provisions issued by the EPA. Some state regulations impose different, additional and more stringent obligations, and may regulate certain materials as hazardous wastes that are not so regulated under the federal Subtitle C Regulations. From the date of inception through January 31, 2000, we did not, to our knowledge, transport hazardous wastes under circumstances that would subject us to hazardous waste regulations under RCRA. Some of our ancillary operations (e.g., vehicle maintenance operations) may generate hazardous wastes. We manage these wastes in substantial compliance with applicable laws.

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

THE FEDERAL WATER POLLUTION CONTROL ACT OF 1972, AS AMENDED (THE "CLEAN WATER ACT")

     The Clean Water Act regulates the discharge of pollutants from a variety of sources, including solid waste disposal sites and transfer stations, into waters of the United States. If run-off from our transfer stations or run-off or collected leachate from our owned or operated landfills is discharged into streams, rivers or other surface waters, the Clean Water Act would require us to apply for and obtain a discharge permit, conduct sampling and monitoring and, under certain circumstances, reduce the quantity of pollutants in such discharge. Also, virtually all landfills are required to comply with the EPA's storm water regulations issued in November 1990, which are designed to prevent contaminated landfill storm water runoff from flowing into surface waters. We believe that our facilities comply in all material respects with the Clean Water Act requirements. Various states in which we operate or in which we may operate in the future have been delegated authority to implement the Clean Water Act permitting requirements, and some of these states have adopted regulations that are more stringent than the federal requirements. For example, states often require permits for discharges to ground water as well as surface water.

THE COMPREHENSIVE ENVIRONMENTAL RESPONSE, COMPENSATION, AND LIABILITY ACT OF 1980 ("CERCLA")

     CERCLA established a regulatory and remedial program intended to provide for the investigation and cleanup of facilities where or from which a release of any hazardous substance into the environment has occurred or is threatened. CERCLA's primary mechanism for remedying such problems is to impose strict joint and several liability for cleanup of facilities on current owners and operators of the site, former owners and operators of the site at the time of the disposal of the hazardous substances, any person who arranges for the transportation, disposal or treatment of the hazardous substances, and the transporters who select the disposal and treatment facilities. CERCLA also imposes liability for the cost of evaluating and remedying any damage to natural resources. The costs of CERCLA investigation and cleanup can be very substantial. Liability under CERCLA does not depend on the existence or disposal of "hazardous waste" as defined by RCRA; it can also be based on the existence of even very small amounts of the more than 700 "hazardous substances" listed by the EPA, many of which can be found in household waste. In addition, the definition of "hazardous substances" in CERCLA incorporates substances designated as hazardous or toxic under the federal Clean Water Act, Clear Air Act and Toxic Substances Control Act. If we were found to be a responsible party for a CERCLA cleanup, the enforcing agency could hold us, or any other generator, transporter or the owner or operator of the contaminated facility, responsible for all investigative and remedial costs, even if others were also liable. CERCLA also authorizes the imposition of a lien in favor of the United States on all real property subject to, or affected by, a remedial action for all costs for which a party is liable. CERCLA gives a responsible party the right to bring a contribution action against other responsible parties for their allocable shares of investigative and remedial costs. Our ability to obtain reimbursement from others for their allocable shares of such costs would be limited by our ability to find other responsible parties and prove the extent of their responsibility and by the financial resources of such other parties. Various state laws also impose liability for investigation, cleanup and other damages associated with hazardous substance releases.

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

FLOW CONTROL/INTERSTATE WASTE RESTRICTIONS

     Certain permits and approvals, as well as certain state and local regulations, may limit a landfill or transfer station to accepting waste that originates from specified geographic areas, restrict the importation of out-of-state waste or wastes originating outside the local jurisdiction or otherwise discriminate against non-local waste. These restrictions, generally known as flow control restrictions, are controversial, and some courts have held that some flow control schemes violate constitutional limits on state or local regulation of interstate commerce. From time to time, federal legislation is proposed that would allow some local flow control restrictions. Although no such federal legislation has been enacted to date, if such federal legislation should be enacted in the future, states in which we operate landfills could limit or prohibit the importation of out-of-state waste or direct that wastes be handled at specified facilities. Such state actions could adversely affect our landfills. These restrictions could also result in higher disposal costs for our collection operations. If we were unable to pass such higher costs through to our customers, our business, financial condition and operating results could be adversely affected.

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

STATE AND LOCAL REGULATION

     Each state in which we now operate or may operate in the future has laws and regulations governing the generation, storage, treatment, handling, transportation and disposal of solid waste, occupational safety and health, water and air pollution and, in most cases, the siting, design, operation, maintenance, closure and post-closure maintenance of landfills and transfer stations. State and local permits and approval for these operations may be required and may be subject to periodic renewal, modification or revocation by the issuing agencies. In addition, many states have adopted statutes comparable to, and in some cases more stringent than, CERCLA. These statutes impose requirements for investigation and cleanup of contaminated sites and liability for costs and damages associated with such sites, and some provide for the imposition of liens on property owned by responsible parties. Furthermore, many municipalities also have ordinances, local laws and regulations affecting our operations. These include zoning and health measures that limit solid waste management activities to specified sites or activities, flow control provisions that direct or restrict the delivery of solid wastes to specific facilities, laws that grant the right to establish franchises for collection services and then put such franchises out for bid, and bans or other restrictions on the movement of solid wastes into a municipality.

     Permits or other land use approvals with respect to a landfill, as well as state or local laws and regulations, may specify the quantity of waste that may be accepted at the landfill during a given time period, and/or specify the types of waste that may be accepted at the landfill. Once an operating permit for a landfill is obtained, it must generally be renewed periodically.

     There has been an increasing trend at the state and local level to mandate and encourage waste reduction at the source and waste recycling, and to prohibit or restrict the disposal of certain types of solid wastes, such as yard wastes, leaves and tires, in landfills. The enactment of regulations reducing the volume and types of wastes available for transport to and disposal in landfills could prevent us from operating our facilities at their full capacity.

     Some state and local authorities enforce certain federal laws in addition to state and local laws and regulations. For example, in some states, RCRA, the OSH Act, parts of the Clean Air Act and parts of the Clean Water Act are enforced by local or state authorities instead of by the EPA, and in some states those laws are enforced jointly by state or local and federal authorities.

PUBLIC UTILITY REGULATION

     In many states, public authorities regulate the rates that landfill operators may charge. The adoption of rate regulation or the reduction of current rates in states in which we own or operate landfills could adversely affect our business, financial condition and operating results.

     Solid waste collection services in all unincorporated areas of Washington and in electing municipalities in Washington are provided under G certificates awarded by the WUTC. The WUTC also sets rates for regulated solid waste collection services in Washington.

RISK MANAGEMENT, INSURANCE AND PERFORMANCE BONDS

     We maintain environmental and other risk management programs appropriate for our business. Our environmental risk management program includes evaluating existing facilities and potential acquisitions for environmental law compliance. We do not presently expect environmental compliance costs to increase above current levels, but we cannot predict whether future acquisitions will cause such costs to increase. We also maintain a worker safety program that encourages safe practices in the workplace. Operating practices at all Waste Connections operations emphasize minimizing the possibility of environmental contamination and litigation. Our facilities comply in all material respects with applicable federal and state regulations.

     We carry a broad range of insurance, which our management considers adequate to protect our assets and operations. The coverage includes general liability, comprehensive property damage, workers' compensation and other coverage customary in the industry. These policies generally exclude coverage for damages associated with environmental conditions. Because of the limited availability and high cost of environmental impairment liability insurance, we have not obtained such coverage. If we were to incur liability for environmental cleanups, corrective action or damage, our financial condition could be materially and adversely affected. We will continue to investigate the possibility of obtaining environmental impairment liability insurance, particularly if we acquire or operate additional landfills. We believe that most other landfill operators do not carry such insurance.

     Municipal solid waste collection contracts may require performance bonds or other means of financial assurance to secure contractual performance. Certain environmental regulations also require demonstrated financial assurance to meet closure and post-closure requirements for landfills. We have not experienced difficulty in obtaining performance bonds or letters of credit for our current operations. At January 31, 2000, we had provided customers and various regulatory authorities with surety bonds and letters of credit in the aggregate amount of approximately $2.4 million to secure our obligations (exclusive of letters of credit backing certain municipal bond obligations). If we are unable to obtain surety bonds or letters of credit in sufficient amounts or at acceptable rates, we could be precluded from entering into additional municipal solid waste collection contracts or obtaining or retaining landfill operating permits.

EMPLOYEES

     At January 31, 2000, we employed approximately 1,700 full-time employees, including approximately 120 persons classified as professionals or managers, approximately 1,290 employees involved in collection, transfer, disposal and recycling operations, and approximately 290 sales, clerical, data processing or other administrative employees.

     The Teamsters Union represents approximately 85 drivers and mechanics at our Vancouver, Washington operation. The labor agreement between the Union and Waste Connections was renewed in January 2000 for a period of three years.

     The Teamsters Union represents approximately 24 drivers and mechanics at Arrow Sanitary Services, Inc. ("Arrow") in Portland Oregon, a wholly owned subsidiary of Waste Connections. The current labor agreement term is until March of 2001.

     The Teamsters Union represents approximately 50 of the Murrey Companies' drivers. A new collective bargaining agreement was negotiated during the 4th quarter of 1999. This agreement is for a period of 3.5 years.

     We are not aware of any other organizational efforts among our employees and believe that our relations with our employees are good.

ITEM 2. PROPERTIES

     As of January 31, 2000, we owned and operated 58 collection operations, 15 transfer stations, nine Subtitle D landfills and 17 recycling facilities and operated an additional seven transfer stations and six Subtitle D landfills. We lease various offices and facilities, including our corporate offices in Folsom, California. The real estate that we own is not subject to material encumbrances. We own various equipment, including waste collection and transportation vehicles, related support vehicles, carts, containers, and heavy equipment used in landfill operations. We believe that our existing facilities and equipment are generally adequate for our current operations. However, we expect to make additional investments in property and equipment for expansion and replacement of assets and in connection with future acquisitions.

     Our corporate headquarters are located in Folsom, California, where we lease approximately 14,800 square feet of space.

ITEM 3.   LEGAL PROCEEDINGS

     We are a party to various legal proceedings in the ordinary course of business and as a result of the extensive governmental regulation of the solid waste industry. Our management does not believe that these proceedings, either individually or in the aggregate, are likely to have a material adverse effect on our business, financial condition, operating results or cash flows.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 1999.

MANAGEMENT

EXECUTIVE OFFICERS

     The following table sets forth certain information concerning our executive officers as of January 31, 2000:


NAME                                   AGE      POSITIONS
----                                   ---      ---------
Ronald J. Mittelstaedt (1)(2)           36      President, Chief Executive Officer and Chairman
Steven F. Bouck                         43      Executive Vice President and Chief Financial Officer
Darrell W. Chambliss                    35      Executive Vice President - Operations, Secretary
David M. Hall                           42      Vice President - Business Development
Michael R. Foos                         34      Vice President - Finance and Chief Accounting Officer
Eric J. Moser                           33      Vice President - Corporate Controller, Treasurer
Jerri L. Hunt                           48      Vice President - Human Resources and Risk Management
James M. Little                         38      Vice President - Engineering
Scott I. Schreiber                      43      Vice President - Landfill Operations

(1)  Member of the Executive Committee of the Board of Directors

(2)  Member of the Audit Committee of the Board of Directors.

     Ronald J. Mittelstaedt has been President, Chief Executive Officer and a director since Waste Connections was formed, and was elected Chairman in January 1998. He also served as a consultant to Waste Connections in August and September 1997. Mr. Mittelstaedt has more than ten years of experience in the solid waste industry. He served as a consultant to United Waste Systems, Inc., with the title of Executive Vice President, from January 1997 to August 1997, where he was responsible for corporate development for all states west of Colorado. As Regional Vice President of USA Waste Services, Inc. (including Sanifill, Inc., which was acquired by USA Waste Services, Inc.) from November 1993 to January 1997, he was responsible for all operations in 16 states and Canada. Mr. Mittelstaedt held various positions at Browning-Ferris Industries, Inc. from August 1987 to November 1993, most recently as Division Vice President in northern California, overseeing the San Jose market. Previously he was the District Manager responsible for BFI's operations in Sacramento and the surrounding areas. He holds a B.S. in Finance from the University of California at Santa Barbara.

     Steven F. Bouck has been Executive Vice President and Chief Financial Officer since February 1998. Mr. Bouck held various positions with First Analysis Corporation from 1986 to 1998, including most recently as Managing Director coordinating corporate finance. In that capacity, he provided merger and acquisition advisory services to companies in the environmental industry. Mr. Bouck was also responsible for assisting in investing venture capital funds focused on the environmental industry that were managed by First Analysis. In connection with those investments, he served on the boards of directors of several companies. While at First Analysis, Mr. Bouck also provided analytical research coverage of a number of publicly traded environmental services companies. Mr. Bouck holds B.S. and M.S. degrees in mechanical engineering from Rensselaer Polytechnic Institute and an M.B.A. in Finance from the Wharton School. He has been a Chartered Financial Analyst since 1990.

     Darrell W. Chambliss has been Executive Vice President - Operations and Secretary since October 1, 1997. Mr. Chambliss held various management positions at USA Waste Services, Inc. (including Sanifill, Inc. and United Waste, Inc., both of which were acquired by USA Waste Services, Inc.) from April 1995 to September 1997, including most recently Division Manager in Corning, California, where he was responsible for the operations of 19 operating companies as well as supervising and integrating acquisitions. From July 1989 to April 1995, he held various management positions with Browning-Ferris Industries, Inc., including serving as Assistant District Manager in San Jose, California, where he was responsible for a significant hauling operation, and serving as District Manager in Tucson, Arizona for more than three years. Mr. Chambliss holds a B.S. in Business Administration from the University of Arkansas.

    David M. Hall has been Vice President - Business Development since August 1, 1998. Mr. Hall has over twelve years of experience in the solid waste industry with extensive operating and marketing experience in the Western U.S. From October, 1995 to July 1998, Mr. Hall was the Divisional Vice President of USA Waste Services, Inc., Rocky Mountain Division (including for Sanifill, Inc. which was acquired by USA Waste Services, Inc.). In that position, he oversaw all operations and business development in six Rocky Mountain states. Prior to his employment with Sanifill, Mr. Hall held various management positions with BFI from October 1986 to October 1995, including Vice President of Sales for the Western United States. Mr. Hall was employed from 1979 to 1986 in a variety of sales and marketing management positions in the high technology sector. Mr. Hall received a BS degree in Management and Marketing in 1979 from Southwest Missouri State University.

     Michael R. Foos has been Vice President - Finance and Chief Accounting Officer since October 1999. From October 1997 to September 1999, Mr. Foos served as Vice President and Corporate Controller of Waste Connections. Mr. Foos served as Division Controller of USA Waste Services, Inc. (including Sanifill, Inc., which was acquired by USA Waste Services, Inc.) from October 1996 to September 1997, where he was responsible for financial compilation and reporting and acquisition due diligence for a seven-state region. Mr. Foos served as Assistant Regional Controller at USA Waste Services, Inc. from August 1995 to September 1996, where he was responsible for internal financial reporting for operations in six states and Canada. Mr. Foos also served as District Controller for Waste Management, Inc. from February 1990 to July 1995, and was a member of the audit staff of Deloitte & Touche from 1987 to 1990. Mr. Foos holds a B.S. in Accounting from Ferris State University.

     Eric J. Moser has been Waste Connections' Vice President - Corporate Controller, Treasurer since October 1999. From October 1997 to September 1999, Mr. Moser served as Waste Connections' Treasurer and Assistant Corporate Controller. From August 1995 to September 1997, Mr. Moser held various finance positions at USA Waste Services, Inc. (including Sanifill, Inc., which was acquired by USA Waste Services, Inc.), most recently as Controller of the Ohio Division, where he was responsible for internal financial compilation and reporting and acquisition due diligence. Previously Mr. Moser was Controller of the Michigan Division of USA Waste Services, Inc., where he was responsible for internal financial reporting. Mr. Moser served as Controller for Waste Management, Inc. from June 1993 to August 1995, where he was responsible for internal financial reporting for a hauling company, landfill and transfer station. Mr. Moser holds a B.S. in Accounting from Illinois State University.

     Jerri L. Hunt has been Vice President - Human Resources and Risk Management since December 1999. From 1994 to 1999, Ms. Hunt held various positions with First Union National Bank (including the Money Store, which was acquired by First Union National Bank), most recently Vice President of Human Resources in which she managed all aspects of human resources for over 5,000 employees located throughout the United States. From 1989 to 1994, Ms. Hunt served as Manager of Human Resources and Risk Management for BFI, where she was responsible for all aspects of human resources and safety and environmental compliance matters. Ms. Hunt also served as a Human Resources Supervisor for United Parcel Service from 1976 to 1989. She holds a B.A. in Human Resources from California State University, Sacramento and a M.S. in Human Resources from Golden Gate University.

     Jim M. Little has been Vice President - Engineering since September 1999. Mr. Little held various management positions with Waste Management, Inc. (including USA Waste Services, Inc., which was acquired by Waste Management, Inc. and Chambers Development Co. Inc., which was acquired by USA Waste Services, Inc.) from January 1990 to September 1999, including most recently Division Manager in Ohio, where he was responsible for the operations of ten operating companies in the Northern Ohio area. Mr. Little holds both a B.S. and M.S. in Geology from Slippery Rock University of Pennsylvania.

     Scott I. Schreiber has been Vice President of Landfill Operations since October 1998. Prior to joining Waste Connections, Mr. Schreiber gained extensive experience in landfill management. From September 1993 to September 1998, Mr. Schreiber served as Director of Landfill Development and Director of Environmental Compliance for Allied Waste Industries. From August 1988 to September 1993, Mr. Schreiber served as Regional Engineer and Director of Landfill Development for Laidlaw Waste Systems. From June 1979 to August 1988, Mr. Schreiber held several managerial and technical positions in the solid waste and environmental industry. He holds a B.S. in Chemistry from University of Wisconsin at Parkside.


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our common stock trades on The Nasdaq Stock Market(R) - National Market under the symbol "WCNX" since our initial public offering on May 22, 1998. The following table shows the high and low sale prices for the common stock as reported by the Nasdaq National Market for the periods indicated.





                                                    HIGH           LOW
                                                  --------      --------
          1998
          Second Quarter (from May 22, 1998)      $  20.75      $  13.75
          Third Quarter                              23.38         17.75
          Fourth Quarter                             21.13         15.88

          1999
          First Quarter                           $  24.00      $  16.50
          Second Quarter                             32.13         22.00
          Third Quarter                              31.00         19.13
          Fourth Quarter                             20.94         10.88


     On January 31, 2000, there were 147 record holders of Waste Connections common stock.

     We have never paid cash dividends on our common stock. We do not currently anticipate paying any cash dividends on our common stock. We intend to retain all earnings to fund the operation and expansion of our business. In addition, our existing credit facility restricts the payment of cash dividends.

ITEM 6. SELECTED FINANCIAL DATA

      This table sets forth selected financial data of Waste Connections and our predecessors for the periods indicated. This data should be read in conjunction with and is qualified by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 in this Annual Report on Form 10-K and our audited consolidated financial statements, including the notes thereto and the independent auditors' report thereon and the other financial information included in Item 8 in this Form 10-K. The selected data in this section are not intended to replace the consolidated financial statements included in this Report.

      The entities Waste Connections acquired in September 1997 from Browning-Ferris Industries, Inc. ("BFI") are collectively referred to as Waste Connections' predecessors. BFI acquired the predecessors during 1995 and 1996. Before being acquired by BFI, the predecessors operated as separate stand-alone businesses. The Predecessors' results of operations are prepared on a combined basis during those periods in which they were under common ownership and control. For periods prior to WCI's incorporation on September 7, 1997, the accompanying Statement of Operations and Balance Sheet Data for Waste Connections consists of entities acquired by Waste Connections in the poolings-of-interest transactions described below.

     The selected financial information has been restated to reflect the business combinations of Waste Connections with Murrey's Disposal Company, Inc., American Disposal Company, Inc., D.M. Disposal Co., Inc., and Tacoma Recycling Company, Inc. (collectively, the "Murrey Companies"), Roche & Sons, Inc., Ritters Sanitary Service, Inc., Central Waste Disposal, Inc., Omega Systems, Inc., The Garbage Company, Nebraska Ecology Systems and G&P Development, Inc. (collectively, "G&P") and Cook's Wastepaper and Recycling, Inc. (each accounted for as a pooling-of-interests).

                             WASTE CONNECTIONS, INC. AND PREDECESSORS

                         SELECTED HISTORICAL FINANCIAL AND OPERATING DATA
                        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                                    FIBRES
                                                                 INTERNATIONAL,
                                                                      INC.                           THE
                                                                  PERIOD FROM                      DISPOSAL
                                                                   JANUARY 1,    PREDECESSORS       GROUP             WASTE
                                                                      1995        ONE MONTH        COMBINED        CONNECTIONS
                                                                    THROUGH         ENDED         YEAR ENDED        YEAR ENDED
                                                                  NOVEMBER 30,   DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                                                      1995           1995            1995             1995
                                                                 -------------   -------------   -------------   -------------
STATEMENT OF OPERATIONS DATA (1):
      Revenues                                                   $       7,340   $         595   $      19,660   $      37,736
      Operating expenses:
          Cost of operations                                             5,653             527          16,393          27,499
          Selling, general and administrative                              823              72           3,312           3,533
          Depreciation and amortization                                    715              74             628           2,227
          Start-up and integration                                           -               -               -               -
          Stock compensation                                                 -               -               -               -
          Acquisition related expenses                                       -               -               -               -
                                                                 -------------   -------------   -------------   -------------
      Income (loss) from operations                                        149             (78)           (673)          4,477
      Interest expense                                                    (162)             (1)           (206)           (684)
      Other income (expense), net                                           98               5               -             232
                                                                 -------------   -------------   -------------   -------------
      Income (loss) before income tax provision                             85             (74)           (879)          4,025
      Income tax provision                                                 (29)              -             298            (783)
                                                                 -------------   -------------   -------------   -------------
      Income (loss) before extraordinary item                               56             (74)           (581)          3,242
      Extraordinary item - early extinguishment of
          debt, net of tax benefit of $264                                   -               -               -               -
                                                                 -------------   -------------   -------------   -------------
      Net income (loss)                                          $          56   $         (74)  $        (581)  $       3,242
                                                                 =============   =============   =============   =============

      Redeemable convertible preferred stock accretion                       -               -               -               -
                                                                 -------------   -------------   -------------   -------------
      Net income (loss) applicable to common
          stockholders                                           $          56   $         (74)  $        (581)  $       3,242
                                                                 =============   =============   =============   =============

      Basic income (loss) per common share:
          Income (loss) before extraordinary item                                                                $        0.84
          Extraordinary item                                                                                                 -
                                                                                                                 -------------

      Net income (loss) per common share                                                                         $        0.84
                                                                                                                 =============

      Diluted income (loss) per common share:
          Income (loss) before extraordinary item                                                                $        0.84
          Extraordinary item                                                                                                 -
                                                                                                                 -------------

      Net income (loss) per common share                                                                         $        0.84
                                                                                                                 =============



      Share used in calculating basic income (loss) per share                                                        3,849,260
                                                                                                                 =============

      Share used in calculating diluted income (loss) per share                                                      3,849,260
                                                                                                                 =============


                                                                     THE
                                                                   DISPOSAL
                                                                    GROUP
                                                                   COMBINED
                                                                     FROM                                         PREDECESSORS
                                                                  JANUARY 1,      PREDECESSORS      WASTE          COMBINED
                                                                    1996           COMBINED       CONNECTIONS     NINE MONTHS
                                                                   THROUGH        PERIOD ENDED     YEAR ENDED        ENDED
                                                                   JULY 31,       DECEMBER 31,    DECEMBER 31,    SEPTEMBER 30,
                                                                     1996            1996            1996            1997
                                                                 -------------   -------------   -------------   -------------
STATEMENT OF OPERATIONS DATA (1):
      Revenues                                                   $       8,738   $      13,422   $      35,744   $      18,114
      Operating expenses:
          Cost of operations                                             6,174          11,420          27,426          14,753
          Selling, general and administrative                            2,126           1,649           3,731           3,009
          Depreciation and amortization                                    324             962           2,580           1,083
          Start-up and integration                                           -               -               -               -
          Stock compensation                                                 -               -               -               -
          Acquisition related expenses                                       -               -               -               -
                                                                 -------------   -------------   -------------   -------------
      Income (loss) from operations                                        114            (609)          2,007            (731)
      Interest expense                                                     (12)           (225)           (834)           (456)
      Other income (expense), net                                        2,661            (147)            420              14
                                                                 -------------   -------------   -------------   -------------
      Income (loss) before income tax provision                          2,763            (981)          1,593          (1,173)
      Income tax provision                                                (505)              -            (580)              -
                                                                 -------------   -------------   -------------   -------------
      Income (loss) before extraordinary item                            2,258            (981)          1,013          (1,173)
      Extraordinary item - early extinguishment of
          debt, net of tax benefit of $264                                   -               -               -               -
                                                                 -------------   -------------   -------------   -------------
      Net income (loss)                                          $       2,258   $        (981)  $       1,013   $      (1,173)
                                                                 =============   =============   =============   =============

      Redeemable convertible preferred stock accretion                       -               -               -               -
                                                                 -------------   -------------   -------------   -------------
      Net income (loss) applicable to common
          stockholders                                           $       2,258   $        (981)  $       1,013   $      (1,173)
                                                                 =============   =============   =============   =============

      Basic income (loss) per common share:
          Income (loss) before extraordinary item                                                $        0.26
          Extraordinary item                                                                                 -

                                                                                                 -------------
      Net income (loss) per common share                                                         $        0.26

                                                                                                 =============

      Diluted income (loss) per common share:
          Income (loss) before extraordinary item                                                $        0.26
          Extraordinary item                                                                                 -
                                                                                                 -------------

      Net income (loss) per common share                                                         $        0.26

                                                                                                 =============


      Share used in calculating basic income (loss) per share                                        3,849,260
                                                                                                 =============

      Share used in calculating diluted income (loss) per share                                      3,849,260
                                                                                                 =============



                                                                               WASTE CONNECTIONS
                                                                 ---------------------------------------------
                                                                            YEAR ENDED DECEMBER 31,
                                                                 ---------------------------------------------
                                                                      1997            1998            1999
                                                                 -------------   -------------   -------------
STATEMENT OF OPERATIONS DATA (1):
      Revenues                                                   $      46,728   $      98,387   $     182,618
      Operating expenses:
          Cost of operations                                            35,592          70,722         111,555
          Selling, general and administrative                            4,919           9,728          15,435
          Depreciation and amortization                                  3,142           7,954          14,717
          Start-up and integration                                         493               -               -
          Stock compensation                                             4,395             632             265
          Acquisition related expenses                                       -               -           9,003
                                                                 -------------   -------------   -------------
      Income (loss) from operations                                     (1,813)          9,351          31,643
      Interest expense                                                  (1,922)         (3,408)        (11,480)
      Other income (expense), net                                          449             410             (66)
                                                                 -------------   -------------   -------------
      Income (loss) before income tax provision                         (3,286)          6,353          20,097
      Income tax provision                                                (364)         (3,048)        (10,902)
                                                                 -------------   -------------   -------------
      Income (loss) before extraordinary item                           (3,650)          3,305           9,195
      Extraordinary item - early extinguishment of
          debt, net of tax benefit of $264                                   -          (1,027)              -
                                                                 -------------   -------------   -------------
      Net income (loss)                                          $      (3,650)  $       2,278   $       9,195
                                                                 =============   =============   =============

      Redeemable convertible preferred stock accretion                    (531)           (917)              -
                                                                 -------------   -------------   -------------
      Net income (loss) applicable to common
          stockholders                                           $      (4,181)  $       1,361   $       9,195
                                                                 =============   =============   =============

      Basic income (loss) per common share:
          Income (loss) before extraordinary item                $       (0.73)  $        0.23   $        0.50
          Extraordinary item                                                 -           (0.10)              -

                                                                 -------------   -------------   -------------
      Net income (loss) per common share                         $       (0.73)  $        0.13   $        0.50
                                                                 =============   =============   =============

      Diluted income (loss) per common share:
          Income (loss) before extraordinary item                $       (0.73)  $        0.19   $        0.46
          Extraordinary item                                                 -           (0.08)              -
                                                                 -------------   -------------   -------------

      Net income (loss) per common share                         $       (0.73)  $        0.11   $        0.46
                                                                 =============   =============   =============


      Share used in calculating basic income (loss) per share        5,721,827      10,309,553      18,552,486

                                                                 =============   =============   =============
      Share used in calculating diluted income (loss) per share      5,721,827      12,220,675      19,826,224
                                                                 =============   =============   =============






                           See footnotes on page 21.




                                                         THE DISPOSAL
                                         PREDECESSORS       GROUP              WASTE         PREDECESSORS
                                           COMBINED        COMBINED         CONNECTIONS         COMBINED     WASTE CONNECTIONS, INC.
                                         DECEMBER 31,     DECEMBER 31,      DECEMBER 31,       DECEMBER 31,      DECEMBER 31,
                                              1995            1995              1995               1996         1996        1997
                                        ---------------  ---------------   ---------------   --------------- ----------   ---------
BALANCE SHEET DATA:
Cash and equivalents                    $           184  $           961   $         1,160   $           102  $     483   $   1,327
Working capital (deficit)                            90            2,498            (1,093)              695     (4,447)     (5,380)
Property and equipment, net                       4,035            2,221            11,264             5,069     15,553      23,275
Total assets                                      9,151            6,942            18,935            15,291     21,302      45,905
Long-term debt (2)                                  149            6,890             6,939                89      5,928      14,500
Redeemable convertible preferred stock                -                -                 -                 -          -       7,523
Total stockholders' equity (deficit)                  -           (2,067)            2,101                 -      4,858       5,374


                                        WASTE CONNECTIONS, INC.
                                            DECEMBER 31,
                                           1998        1999
                                        ---------   ---------
BALANCE SHEET DATA:
Cash and equivalents                    $   3,351   $   2,393
Working capital (deficit)                 (14,039)     (9,730)
Property and equipment, net                50,976     334,762
Total assets                              176,127     617,294
Long-term debt (2)                         67,866     275,030
Redeemable convertible preferred stock          -           -
Total stockholders' equity (deficit)       66,887     218,539

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

(2) Excludes redeemable convertible preferred stock, which converted into common stock upon our May 1998 initial public offering.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the "Selected Historical and Supplemental Financial and Operating Data," our Historical and Supplemental Financial Statements and the notes thereto included elsewhere herein.

Overview

    Waste Connections, Inc. is a regional, integrated solid waste services company that provides solid waste collection, transfer, disposal and recycling services in secondary markets of the Western U.S. As of December 31, 1999, we served more than 500,000 commercial, industrial and residential customers in California, Colorado, Idaho, Iowa, Kansas, New Mexico, Minnesota, Nebraska, Oklahoma, Oregon, South Dakota, Texas, Utah, Washington, and Wyoming. As of that date, we owned 56 collection operations and operated or owned 22 transfer stations, 15 Subtitle D landfills and 17 recycling facilities.

    We intend to pursue an acquisition-based growth strategy, and we acquired 90 businesses from our inception in September 1997 through December 31, 1999, with 53 of these acquisitions occurring in 1999. The aggregate consideration for acquisitions occurring in 1999, using the purchase method of accounting, was approximately $309 million. The results of operations of these acquired businesses have been included in our financial statements only from the respective dates of acquisition, except for 13 acquisitions accounted for under the poolings-of-interests method of accounting, which are included for all periods presented. We anticipate that a substantial part of our future growth will come from acquiring additional solid waste collection, transfer and disposal businesses and, as a consequence, additional acquisitions could continue to affect period-to-period comparisons of our operating results.

     On January 19, 1999, we acquired Murrey's Disposal Company, Inc., American Disposal Company, Inc., DM Disposal Co., Inc. and Tacoma Recycling Company, Inc., respectively (collectively, the "Murrey Companies"), in a combination accounted for as a pooling-of-interests. The Murrey companies are Washington corporations that provide solid waste collection, transportation and recycling services to more than 65,000 customers in the Seattle-Tacoma, Washington area. The purchase price consisted of 2,888,880 shares of our common stock. In connection with the merger with the Murrey Companies, we incurred transaction-related costs of approximately $6.2 million, which were charged to operations.

    On March 31, 1999, we acquired all of the outstanding capital stock of two Washington corporations, Management Environmental National, Inc., ("MENI"), and RH Financial Corporation ("RHFC"). MENI and RHFC are the sole partners of two limited partnerships, one of which provides solid waste handling and transportation services in the City of Vancouver and in Clark County, Washington, and the other of which owns and operates the Finley-Buttes Regional Landfill in Morrow County, Oregon. The purchase price consisted of approximately $67.1 million in cash.

    On August 11, 1999, we acquired International Environmental Industries, Inc. ("IEII"). IEII provides solid waste collection, transportation and recycling services, owns and operates one landfill and operates three other landfills, all in the areas around El Paso, Texas and southern New Mexico. The total consideration was approximately $96.2 million, consisting of $30.3 million in cash and $65.9 million of our common stock valued at $26.00 per share (2,541,380 shares).

    In 1999, we acquired nine other businesses in combinations accounted for as poolings-of-interests. The aggregate consideration paid consisted of 960,380 shares of our common stock. In connection with these mergers, we incurred transaction-related costs of $2.8 million, which were charged to operations.

General

     Our revenues consist mainly of fees we charge customers for solid waste collection, transfer, disposal and recycling services. A large part of our collection revenues come from providing commercial, industrial and residential services. We frequently perform these services under service agreements or franchise agreements with counties or municipal contracts. County franchise agreements and municipal contracts generally last from one to ten years. Our existing franchise agreements and many of our existing municipal contracts give us the exclusive right to provide specified waste services in the specified territory during the contract term. These exclusive arrangements are awarded, at least initially, on a competitive bid basis and subsequently on a bid or negotiated basis. We also provide residential collection services on a subscription basis with individual households. Approximately 60% of our revenues for the year ended December 31, 1999 were derived from services provided under exclusive franchise agreements, long term municipal contracts and governmental certificates. Governmental certificates grant us perpetual and exclusive collection rights in the covered areas. Contracts with counties and municipalities and governmental certificates provide relatively consistent cash flow during the terms of the contracts. Because we bill most residential customers on a periodic basis, subscription agreements provide a stable source of revenues. Our collection business also generates revenues from the sale of recyclable commodities. The table below shows for the periods indicated the percentage of our total reported revenues attributable to services provided, prior to intercompany eliminations. The data below have been restated to give effect to acquisitions that were accounted for using the pooling-of-interests method for business combinations. Data for 1997 does not include the results of Predecessor operations.


                                Year Ended December 31,
                         -----------------------------------
                            1997         1998         1999
                         ---------    ---------    ---------
Collection                    86.1%        85.6%        71.1%
Transfer and processing       11.2          7.4         14.8
Landfill                       1.9          4.9         10.1
Recycling                      0.8          1.8          3.0
Other                            -          0.3          1.0
                         ---------    ---------    ---------
                             100.0%       100.0%       100.0%
                         =========    =========    =========

     We charge transfer station and landfill customers a tipping fee on a per ton basis for disposing of their solid waste at the transfer stations and the landfill facilities we own and operate. Most of our transfer and landfill customers have entered into one to ten year disposal contracts with us, most of which provide for annual indexed price increases.

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

    We derive a substantial portion of our revenues from services provided under exclusive municipal contracts and franchise agreements. No single contract or customer accounted for more than 5.0% of our revenues for the years ended December 31, 1997, 1998 or 1999.

    Costs of operations include labor, fuel, equipment maintenance and tipping fees paid to third party disposal facilities, worker's compensation and vehicle insurance, the cost of materials we purchase for recycling, third party transportation expense, district and state taxes and host community fees and royalties. As of December 31, 1999, we owned and/or operated 22 transfer stations, which reduce our costs by allowing us to use collection personnel and equipment more efficiently and by consolidating waste to gain more favorable disposal rates that may be available for larger quantities of waste.

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

    We capitalize some third-party expenditures related to pending acquisitions or development projects, such as legal and engineering expenses. We expense indirect acquisition costs, such as executive and corporate overhead, public relations and other corporate services, as we incur them. We charge against net income any unamortized capitalized expenditures and advances (net of any portion that we believe we may recover, through sale or otherwise) that relate to any operation that is permanently shut down and any pending acquisition or landfill development project that is not completed. We routinely evaluate all capitalized costs, and expense those related to projects that we believe are not likely to succeed. As of December 31, 1999, we had $517,000 of capitalized expenditures relating to landfill development projects and approximately $157,000 in capitalized expenditures relating to pending acquisitions.

    Goodwill represents the excess of the purchase price over the fair value of the net assets of the acquired entities, and is amortized on a straight-line basis over the period of expected benefit of 40 years. Accumulated amortization of goodwill amounted to $1.7 million and $5.3 million as of December 31, 1998 and 1999, respectively. Within the purchase price of an acquired company, we first assign value to the tangible assets, followed by intangible assets, including covenants not to compete and certain contracts and customer lists that are determinable both in terms of size and life. We determine value of the other intangible assets by considering, among other things, the present value of the cash flows associated with those assets.

    We continually evaluate the value and future benefits of our intangible assets, including goodwill. We assess the recoverability from future operations using cash flows and income from operations of the related acquired businesses as measures. Under this approach, the carrying value would be reduced if it becomes probable that our best estimate for expected future cash flows of the related business would be less than the carrying amount of the intangible assets. As of December 31, 1999, there have been no adjustments to the carrying amounts of intangibles resulting from these evaluations. As of December 31, 1999, goodwill and other intangible assets represented approximately 38.5% of total assets and 108.61% of stockholders' equity.

    We accrue for estimated landfill closure and post-closure maintenance costs at the landfills we own. Under applicable regulations, Waste Connections and Madera County, as operator and owner, respectively, are jointly liable for closure and post-closure liabilities with respect to the Fairmead Landfill. We have not accrued for such liabilities because Madera County, as required by state law, has established a special fund into which it deposits a portion of tipping fee surcharges to pay such liabilities. Consequently, we do not believe that we had any financial obligation for closure and post-closure costs for the Fairmead Landfill as of December 31, 1999. We will have additional material financial obligations relating to closure and post-closure costs of the other disposal facilities that we currently own or operate and that we may own or operate in the future. We accrue for those obligations based on engineering estimates of consumption of permitted landfill airspace over the useful life of such landfills.

Results of Operations

     The following table sets forth items in our consolidated statement of operations in thousands and as a percentage of revenues for the periods indicated:



                                                              Year Ended December 31,
                                     -------------------------------------------------------------------------
                                                  1997 as a                 1998 as a                1999 as a
                                                    % of                       % of                    % of
                                        1997       Revenue        1998       Revenue       1999       Revenue
                                     ---------    ---------    ---------    ---------    ---------   ---------
Revenues                             $  46,728        100.0%   $  98,387        100.0%   $ 182,618       100.0%
Cost of operations                      35,592         76.2       70,722         71.9      111,555        61.1
Selling, general and administrative      4,919         10.5        9,728          9.9       15,435         8.4
Depreciation and amortization            3,142          6.7        7,954          8.1       14,717         8.1
Start-up and integration                   493          1.1            -            -            -           -
Stock compensation                       4,395          9.4          632          0.6          265         0.2
Acquisition related expenses                 -            -            -            -        9,003         4.9
                                     ---------    ---------    ---------    ---------    ---------   ---------
Operating income (loss)                 (1,813)        (3.9)       9,351          9.5       31,643        17.3

Interest expense, net                   (1,922)        (4.1)      (3,408)        (3.5)     (11,480)       (6.3)
Other income (expense), net                449          1.0          410          0.4          (66)          -
Income tax provision                      (364)        (0.8)      (3,048)        (3.1)     (10,902)       (6.0)
Extraordinary charges                        -            -       (1,027)        (1.0)           -           -
                                     ---------    ---------    ---------    ---------    ---------   ---------
Net income (loss)                    $  (3,650)        (7.8%)  $   2,278          2.3%   $   9,195         5.0%
                                     =========    =========    =========    =========    =========   =========

EBITDA margin (1)                         13.3%                    18.2%                      30.5%
                                     =========                 =========                 =========


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


Years Ended December 31, 1999 and 1998

     Revenues. Revenues for 1999 increased $84.2 million, or 85.6%, to $182.6 million from $98.4 million for 1998. Approximately $50 million of the increase resulted from acquisitions accounted for using the purchase method of accounting that closed since the beginning of 1999. The remaining increase was primarily attributable to the inclusion in 1999 of 12 months of revenues from businesses acquired in 1998, selective price increases and a nominal contribution from growth in the businesses acquired prior to 1999.

     Cost of Operations. Cost of operations for 1999 increased $40.8 million, or 57.7%, to $111.5 million from $70.7 million for 1998. The increase was primarily attributable to the inclusion of the cost of operations of acquisitions closed since the beginning of the year and the inclusion in 1999 of 12 months of operating costs from businesses acquired in 1998. Cost of operations as a percentage of revenues declined by 10.8 percentage points to 61.1% in 1999 from 71.9% in 1998. The decline in cost of operations as a percent of revenues was primarily attributable to the effect of tuck-in acquisitions closed since the beginning of 1999, economies of scale from the greater revenue base, elimination of overhead in privately held companies acquired in acquisitions accounted for as poolings-of-interests, greater integration of collection volumes into landfills we own or operate and selective price increases.

     SG&A. SG&A expenses increased $5.7 million, or 58.7%, to $15.4 million for 1999 from $9.7 million for 1998. The increase resulted primarily from additional personnel from companies acquired in 1999, the inclusion in 1999 of 12 months of SG&A costs from businesses acquired in 1998 and additional corporate overhead to accommodate our growth. SG&A as a percentage of revenues declined by 1.5 percentage points to 8.4% for 1999 from 9.9% for 1998. The decline in SG&A as a percentage of revenues was a result of spreading of overhead expenses over a larger base of revenue from the acquisitions completed in 1999, offset by increases in corporate overhead and the costs associated with being a public company for the full year.

     Depreciation and Amortization. Depreciation and amortization expense increased $6.8 million, or 85.0%, to $14.7 million for 1999 from $7.9 million for 1998. The increase resulted primarily from the inclusion of depreciation and amortization of businesses acquired in 1999, the inclusion in 1999 of 12 months of depreciation and amortization from businesses acquired in 1998, the amortization of goodwill and other intangible assets associated with acquisitions accounted for using the purchase method of accounting and a greater percentage of revenues derived from landfill activity. Depreciation and amortization as a percentage of revenues was 8.0% in both 1999 and 1998.

     Stock Compensation Expense. Stock compensation expense decreased $367,000, or 58.1%, to $265,000 for 1999 from $632,000 for 1998. Our stock compensation expense is attributable to the valuation of common stock options and warrants with exercise prices less than the estimated fair value or our common stock on the date of grant and relates solely to stock options and warrants granted prior to the initial public offering in May 1998. Stock compensation as a percentage of revenues decreased by 0.4 percentage points to 0.2% for 1999 from 0.6% for 1998. The decrease in the amortization of deferred stock compensation for 1999 was due to the amortization of the deferred stock compensation over the vesting periods of the related options.

     Acquisition-Related Expenses. Acquisition-related expenses in 1999 were $9.0 million, and related primarily to commissions, professional fees, and other direct costs resulting from the 13 acquisitions that were accounted for using the pooling-of-interests method.

     Operating Income. Operating income increased $22.3 million, or 238.4%, to $31.6 million in 1999 from $9.3 million in 1998. The increase was attributable to operating income recognized from acquisitions closed in 1999, the inclusion in 1999 of 12 months of operating income from acquisitions closed in 1998, economies of scale from a greater revenue base and greater integration of collection volumes into transfer stations and landfills we own or operate. Operating income as a percentage of revenues increased by 7.8 percentage points to 17.3% for 1999 from 9.5% for 1998. The increase was attributable to improvements in gross margins coupled with declines in SG&A and stock compensation expenses as a percentage of revenue, offset by acquisition related expenses.

     Interest Expense. Interest expense increased $8.1 million, or 237.0%, to $11.5 million for 1999 from $3.4 million for 1998. The increase was primarily attributable to higher debt levels incurred to fund certain of our acquisitions.

     Other Income. Other income decreased $476,000, or 116.1%, to $66,000 in 1999 from $410,000 in 1998. The decrease was primarily attributable to our recognizing less gain on sales of equipment in 1999, compared to 1998, and the write-off of the unamortized balance of leasehold improvements on our former corporate offices.

     Provision for Income Taxes. Income taxes increased $7.9 million, or 257.7%, to $10.9 million for 1999 from $3.0 million for 1998. The effective income tax rate in 1999 was 54.2%, which is above the federal statutory rate of 35.0% as the result of the non-deductibility of certain expenses associated with acquisitions accounted for as poolings-of-interests, state and local taxes, non-deductible goodwill associated with certain acquisitions and the non-deductibility of the stock compensation expense.

     Extraordinary Charges. Extraordinary charges in 1998 relate to the early termination of our bank credit facility when it was replaced by a new and larger facility. We entered into two new credit facilities during 1998.

     Net Income. Net income increased by $6.9 million, or 303.6%, to $9.2 million in 1999 from $2.3 million in 1998. The increase was attributable to the increase in operating income, offset by the increases in interest expense and income tax expense and the decrease in other income. Net income as a percentage of revenues increased by 2.7 percentage points to 5.0% for 1999 from 2.3% for 1998. The increase was attributable to improvements in gross margins coupled with declines in SG&A and stock compensation expenses as a percentage of revenue, offset by acquisition related expenses and increases in interest expense and income taxes.


Years Ended December 31, 1998 and 1997

     Revenues. Total revenues increased $51.7 million, or 110.6%, to $98.4 million for 1998 from $46.7 million for 1997. Most of the increase resulted primarily from the acquisitions of BFI's Washington operations and acquisitions closed since the beginning of 1998. Approximately $2.0 million resulted from growth in the base business.

     Cost of Operations. Total cost of operations increased $35.1 million, or 98.7%, to $70.7 million for 1998 from $35.6 million for 1997. The increase resulted primarily from the acquisitions of BFI's Washington operations and acquisitions closed since the beginning of 1998. Cost of operations as a percentage of revenues declined by 4.3 percentage points to 71.9% for 1998 from 76.2% for 1997. The decline in cost of operations as a percentage of revenues was a result of cost reductions at acquired businesses.

     SG&A. SG&A expenses increased $4.8 million, or 97.8%, to $9.7 million for 1998 from $4.9 million for 1997. The increase was primarily attributable to the inclusion of BFI's Washington operations for 12 months and acquisitions closed since the beginning of 1998 and the additional corporate costs of being a public company and supporting the rapid pace of growth. SG&A as a percentage of revenues decreased by 0.6 percentage points to 9.9% for 1998 from 10.5% for 1997. The decrease in SG&A as a percentage of revenues was a result of the acquisitions, which had generally lower overhead expenses, offset by the additional corporate costs of being a public company and supporting the rapid pace of growth.

     Depreciation and Amortization. Depreciation and amortization expense increased $4.8 million, or 153.2%, to $7.9 million for 1998 from $3.1 million for 1997. The increase was primarily attributable to depreciation from acquired assets and increased amortization of goodwill and other intangible assets from acquisitions. Depreciation and amortization as a percentage of revenues increased by 1.4 percentage points to 8.1% for 1998 from 6.7% for 1997. The increase in depreciation and amortization as a percentage of revenues was primarily a result of amortization of goodwill and other intangible assets associated with acquisitions.

     Stock Compensation Expense. Stock compensation expense decreased $3.8 million, or 85.6%, to $632,000 for 1998 from $4.4 million for 1997. Our stock compensation expense is attributable to the valuation of common stock options and warrants with exercise prices less than the estimated fair value or our common stock on the date of grant and relates solely to stock options and warrants granted prior to the initial public offering in May 1998. Stock compensation as a percentage of revenues decreased by 8.8 percentage points to 0.6% for 1998 from 9.4% for 1997. The decrease in the amortization of deferred stock compensation for 1998 was due to the amortization of the deferred stock compensation over the vesting periods of the related options.

     Start Up and Integration Expense. Start up and integration expenses relate to expenses incurred in connection with our formation and integration costs relating to our initial acquisitions.

     Operating Income. Operating income increased $11.2 million, to $9.4 million in 1998 from a loss of $1.8 million in 1997. The increase was attributable to the decline in stock compensation expense combined with improved operating performance and the inclusion of a full year of the business acquired from BFI and other acquisitions closed since the beginning of 1998, offset by increases in SG&A expenses and depreciation and amortization.

     Interest Expense. Interest expense increased $1.5 million, or 77.4%, to $3.4 million for 1998 from $1.9 million for 1997. The increase was primarily attributable to higher debt levels incurred to fund all or a portion of the purchase price of acquired businesses.

     Provision for Income Taxes. Income taxes increased $2.7 million to $3.0 million for 1998 from $364,000 for 1997. The increase was associated with the profitability of the operations acquired from BFI. The effective income tax rate in 1998 was 48.0%, which is above the federal statutory rate of 34.0% as the result of state and local taxes, non-deductible goodwill associated with certain acquisitions and the non-deductibility of the stock compensation expense.

     Extraordinary Charges. Extraordinary charges relate to the early termination of our bank credit facility when it was replaced by a new and larger facility. We entered into two new credit facilities during 1998.

     Net Income. Net income increased by $5.9 million to $2.3 million for 1998, from a loss of $3.6 million for 1997. The increase was attributable to the increase in income from operations, offset by increases in interest expense and income taxes and the recognition of extraordinary charges.


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

     As of December 31, 1999, we had a working capital deficit of $9.7 million, including cash and cash equivalents of $2.4 million. Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements to reduce our indebtedness under our bank revolving credit facility and to minimize our cash balances.

     At inception, we sold 2,300,000 shares of common stock at $0.01 per share to our founders and 2,499,998 shares of Series A Preferred Stock at $2.80 per share. In May and June 1998, we received approximately $24.0 million in net proceeds from the sale of 2,300,000 shares in our initial public offering (including exercise by the underwriters of their over-allotment option). In February 1999, we received approximately $65.1 million in net proceeds from the sale of 3,999,307 shares in a secondary public offering (including exercise by the underwriters of their over-allotment option) and used the proceeds to pay down approximately $50.2 million of our outstanding debt. As of December 31, 1999, we had options and warrants outstanding to purchase 2,503,714 shares of common stock at a weighted average exercise price of $10.95 per share.

     We have a $315 million revolving credit facility with a syndicate of banks for which BankBoston, N.A. acts as agent. As of December 31, 1999, we had an aggregate of $247.5 million outstanding under our credit facility, and the interest rate on outstanding borrowings under the credit facility was approximately 8.2%. The credit facility allows us to issue up to $35 million in stand-by letters of credit. Outstanding letters of credit reduce the amount of total borrowings available under the credit facility. As of December 31, 1999, we had $28.0 million of outstanding letters of credit, of which $26.0 million were issued under the credit facility. Virtually all of our assets, including our interest in the equity securities of our subsidiaries, secure our obligations under the credit facility. The credit facility matures in 2004 and bears interest at a rate per annum equal to, at our discretion, either the BankBoston Base Rate plus applicable margin, or the Eurodollar Rate plus applicable margin. The credit facility places certain business, financial and operating restrictions on Waste Connections relating to, among other things, the incurrence of additional indebtedness, investments, acquisitions, asset sales, mergers, dividends, distributions and repurchases and redemption of capital stock. The credit facility also contains covenants requiring that specified financial ratios and balances be maintained. As of December 31, 1999, we are in compliance with these covenants. The Credit Facility also requires the lenders' approval of acquisitions in certain circumstances. The credit facility is used for (i) acquisitions; (ii) capital expenditures; (iii) working capital; (iv) standby letters of credit; and (v) general corporate purposes.

     For the year ended December 31, 1999, operations provided approximately $21.9 million of net cash, most of which was provided by operating results for the period, adjusted for temporary differences in income taxes, non-cash charges for depreciation, amortization and stock compensation. This was offset by an approximately $4.9 million increase in working capital (net of acquisitions) in 1999.

     For the year ended December 31, 1999, we used $256.2 million for investing activities. Of this amount, we used approximately $233.7 million to fund the cash portion of acquisitions and approximately $18.6 million for capital expenditures related to the purchase of trucks, containers, information systems and landfill construction activities.

     For the year ended December 31, 1999, financing activities provided net cash of $233.3 million, which was provided by net borrowings under our credit facility and revenue bonds and $65.1 million in proceeds from the sale of common stock in our secondary offering.

     We made approximately $18.6 million in capital expenditures during the year ended December 31, 1999. We expect to make capital expenditures of approximately $16 million in 2000 in connection with our existing business. We intend to fund our planned 2000 capital expenditures principally through existing cash, internally generated funds, and borrowings under our existing credit facility. In addition, we may make substantial additional capital expenditures in acquiring solid waste collection and disposal businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity. We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities. We believe that our credit facility and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future.


INFLATION

     To date, inflation has not significantly affected our operations. Consistent with industry practice, many of our contracts allow us to pass through certain costs to our customers, including increases in landfill tipping fees and, in some cases, fuel costs. Therefore, we believe that we should be able to increase prices to offset many cost increases that result from inflation. However, competitive pressures may require us to absorb at least part of these cost increases, particularly during periods of high inflation.

SEASONALITY

     Based on historic trends experienced by the businesses we have acquired, we expect our operating results to vary seasonally, with revenues typically lowest in the first quarter, higher in the second and third quarters and lower in the fourth quarter than in the second and third quarters.

IMPACT OF YEAR 2000

     In prior years, we discussed the nature and progress of our plans to become Year 2000 ready. In late 1999, we completed our remediation and testing of systems. As a result of those planning and implementation efforts, we experienced no significant disruptions in mission critical information technology and non-information technology systems and believe those systems successfully responded to the Year 2000 date change. We expensed approximately $125,000 during 1999 in connection with remediating our systems. We are not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems, or the products and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


     In November of 1998, we entered into an interest rate swap agreement with BankBoston that effectively converts $27.7 million of our floating rate debt into two year fixed rate debt with an interest rate of 4.7% plus an applicable margin as of December 31, 1999.

     In December 1999, we entered into an interest rate hedge (the "Hedge Agreement") with BankBoston, N.A. Under the Hedge Agreement, which is effective through December 2001, the interest rate on $125 million of our floating rate long-term debt is effectively fixed with an interest rate of 6.1% plus an applicable margin. This rate remains at 6.1% if LIBOR is less than 7.0%. If LIBOR exceeds 7.0%, the interest rate under the Hedge Agreement will increase one basis point for every LIBOR basis point above 7.0%.

     We are exposed to cash flow risk due to changes in interest rates with respect to the remainder of the balance of our credit facility and the municipal bond obligations in the combined amount of approximately $24 million associated with Madera, Columbia Resource Company and Wasco.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 14 of Part IV of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                         INDEX TO FINANCIAL STATEMENTS

                    WASTE CONNECTIONS, INC. AND PREDECESSORS


Report of Ernst & Young LLP, Independent Auditors
Consolidated Balance Sheets of Waste Connections, Inc. as
     of December 31, 1998 and 1999
Combined Statement of Operations of Predecessors for the
     nine months ended September 30, 1997
Consolidated Statements of Operations of Waste
     Connections, Inc. for the years ended
     December 31, 1997, 1998 and 1999
Consolidated Statements of Redeemable Stock and
     Stockholders' Equity of Waste Connections,
     Inc. for the years ended December 31, 1997, 1998, and 1999.
Combined Statement of Cash Flows of Predecessors for the
     nine months ended September 30, 1997
Consolidated Statements of Cash Flows of Waste
     Connections, Inc. for the years ended
     December 31, 1997, 1998 and 1999
Notes to Consolidated Financial Statements

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


Board of Directors and Stockholders
Waste Connections, Inc.

We have audited the accompanying consolidated balance sheets of Waste Connections, Inc., as of December 31, 1998 and 1999, the related consolidated statements of operations, redeemable stock and stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999, and the combined statements of operations and cash flows of Predecessors for the nine months ended September 30, 1997. Our audits also included the financial statement schedule listed in Item 14.(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Waste Connections, Inc. and Predecessors at December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


ERNST & YOUNG LLP

Sacramento, California
February 9, 2000

                             WASTE CONNECTIONS, INC.

                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                                       DECEMBER 31,
                                                                   1998            1999
                                                                 ---------       ---------
ASSETS
Current assets:
      Cash and equivalents                                       $   3,351       $   2,393
      Accounts receivable, less allowance for doubtful
           accounts of $692 and $1,333 at December 31, 1998
           and 1999, respectively                                   14,884          28,440
      Prepaid expenses and other current assets                      2,358           3,523
                                                                 ---------       ---------
           Total current assets                                     20,593          34,356

Property and equipment, net                                         50,976         334,762
Intangible assets, net                                             101,849         237,402
Other assets, net                                                    2,709          10,774
                                                                 ---------       ---------
                                                                 $ 176,127       $ 617,294
                                                                 ---------       ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                           $   8,771       $  20,072
      Accrued liabilities                                            5,819          15,648
      Deferred revenue                                               3,174           5,342
      Short-term borrowings                                          1,500               -
      Current portion of long-term debt and notes payable           12,039           2,669
      Other current liabilities                                      3,329             355
                                                                 ---------       ---------
      Total current liabilities                                     34,632          44,086

Long-term debt and notes payable                                    67,866         275,030
Other long-term liabilities                                          4,396           5,201
Deferred income taxes                                                2,346          74,438
                                                                 ---------       ---------
      Total liabilities                                            109,240         398,755
                                                                 ---------       ---------

Commitments and contingencies (Notes 8 and 10)

Stockholders' equity:
Preferred stock: $0.01 par value; 10,000,000 shares
      authorized; none issued and outstanding                            -               -
Common stock: $0.01 par value; 50,000,000 shares
      authorized; 13,284,493 and 21,106,350 shares
      issued and outstanding at December 31, 1998
      and 1999, respectively                                           133             211
Additional paid-in capital                                          66,576         209,148
Deferred stock compensation                                           (428)           (163)
Retained earnings                                                      606           9,343
                                                                 ---------       ---------
      Total stockholders' equity                                    66,887         218,539
                                                                 ---------       ---------
                                                                 $ 176,127       $ 617,294
                                                                 =========       =========

                                 See accompanying notes.

                    WASTE CONNECTIONS, INC. AND PREDECESSORS

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                             PREDECESSORS
                                                               COMBINED
                                                             NINE MONTHS
                                                                ENDED                 WASTE CONNECTIONS, INC. CONSOLIDATED
                                                             SEPTEMBER 30,     ----------------------------------------------------
                                                             1997 (NOTE 1)          1997               1998               1999
                                                             -------------      ------------       ------------       ------------
Revenues                                                     $     18,114       $     46,728       $     98,387       $    182,618
Operating expenses:
      Cost of operations                                           14,753             35,592             70,722            111,555
      Selling, general and administrative                           3,009              4,919              9,728             15,435
      Depreciation and amortization                                 1,083              3,142              7,954             14,717
      Start-up and integration                                          -                493                  -                  -
      Stock compensation                                                -              4,395                632                265
      Acquisition related expenses                                      -                  -                  -              9,003
                                                             ------------       ------------       ------------       ------------
Income (loss) from operations                                        (731)            (1,813)             9,351             31,643
Interest expense                                                     (456)            (1,922)            (3,408)           (11,480)
Other income (expense), net                                            14                449                410                (66)
                                                             ------------       ------------       ------------       ------------
Income (loss) before income tax provision                          (1,173)            (3,286)             6,353             20,097
Income tax provision                                                    -               (364)            (3,048)           (10,902)
                                                             ============       ============       ============       ============
Income (loss) before extraordinary item                            (1,173)            (3,650)             3,305              9,195
Extraordinary item - early extinguishment of
      debt, net of tax benefit of $264                                  -                  -             (1,027)                 -
                                                             ------------       ------------       ------------       ------------
Net income (loss)                                            $     (1,173)      $     (3,650)      $      2,278       $      9,195
                                                             ============       ============       ============       ============

Redeemable convertible preferred stock accretion                        -               (531)              (917)                 -
                                                             ------------       ------------       ------------       ------------
Net income (loss) applicable to common
      stockholders                                           $     (1,173)      $     (4,181)      $      1,361       $      9,195
                                                             ============       ============       ============       ============

Basic income (loss) per common share:
      Income (loss) before extraordinary item                                   $      (0.73)      $       0.23       $       0.50
      Extraordinary item                                                                   -              (0.10)                 -
                                                                                ------------       ------------       ------------
      Net income (loss) per common share                                        $      (0.73)      $       0.13       $       0.50
                                                                                ============       ============       ============

Diluted income (loss) per common share:
      Income (loss) before extraordinary item                                   $      (0.73)      $       0.19       $       0.46
      Extraordinary item                                                                   -              (0.08)                 -
                                                                                ------------       ------------       ------------
      Net income (loss) per common share                                        $      (0.73)      $       0.11       $       0.46
                                                                                ============       ============       ============


Share used in calculating basic income (loss) per share                            5,721,827         10,309,553         18,552,486
                                                                                ------------       ------------       ------------
Share used in calculating diluted income (loss) per share                          5,721,827         12,220,675         19,826,224
                                                                                ============       ============       ============


                          See accompanying notes.

                             WASTE CONNECTIONS, INC.

      CONSOLIDATED STATEMENTS OF REDEEMABLE STOCK AND STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                                                                         Stockholders' Equity
                                                  REDEEMABLE                                           -------------------------
                                                  CONVERTIBLE                    REDEEMABLE
                                                PREFERRED STOCK                 COMMON STOCK                 COMMON STOCK
                                           --------------------------    --------------------------    -------------------------
                                              SHARES        AMOUNT         SHARES         AMOUNT         SHARES         AMOUNT
                                           -----------    -----------    -----------    -----------    -----------    ----------
Balances at December 31, 1996                        -    $         -              -    $         -     3,849,260     $       38
Sale of redeemable
    convertible preferred stock              2,499,998          6,992              -              -              -             -
Sale of common stock                                 -              -              -              -      2,300,000            23
Issuance of common
    stock warrants                                   -              -              -              -              -             -
Issuance of stockholder
    notes receivable                                 -              -              -              -              -             -
Accretion of redeemable
    convertible preferred stock                      -            531              -              -              -             -
Capital distributions and dividends paid             -              -              -              -              -             -
Net loss                                             -              -              -              -              -             -
                                           -----------    -----------    -----------    -----------    -----------    ----------
Balance at December 31, 1997                 2,499,998          7,523              -              -      6,149,260            61
Issuance of redeemable
    common stock                                     -              -      1,000,000          7,500              -             -
Issuance of common
    stock warrants                                   -              -              -              -              -             -
Common stock sold in connection
    with initial public offering                     -              -              -              -      2,300,000            23
Issuance of common stock                             -              -              -              -      1,054,634            11
Accretion of redeemable
    convertible preferred stock                      -            917              -              -              -             -
Preferred stock dividend                             -           (161)             -              -              -             -
Conversion of redeemable
    preferred stock                         (2,499,998)        (8,279)             -              -      2,499,998            25
Conversion of redeemable
    common stock                                     -              -     (1,000,000)        (7,500)     1,000,000            10
Deferred stock compensation
    associated with stock options                    -              -              -              -              -             -
Amortization of deferred
    stock compensation                               -              -              -              -              -             -
Exercise of stock options and warrants               -              -              -              -        280,601             3
Payment of stockholder notes                         -              -              -              -              -             -
Capital distributions and dividends paid             -              -              -              -              -             -
Net income                                           -              -              -              -              -             -
                                           -----------    -----------    -----------    -----------    -----------    ----------
Balances at December 31, 1998                        -              -              -              -     13,284,493           133
Issuance of common
    stock warrants                                   -              -              -              -              -             -
Issuance of common stock                             -              -              -              -      7,011,269            70
Amortization of deferred
    stock compensation                               -              -              -              -              -             -
Exercise of stock options and warrants               -              -              -              -        810,588             8
Dividends paid                                       -              -              -              -              -             -
Net income                                           -              -              -              -              -             -
                                           -----------    -----------    -----------    -----------    -----------    ----------
Balances at December 31, 1999                        -    $         -              -    $         -     21,106,350    $      211
                                           ===========    ===========    ===========    ===========    ===========    ==========

                                                                     Stockholders' Equity
                                          ------------------------------------------------------------------------
                                                                                         RETAINED
                                           ADDITIONAL     STOCKHOLDER     DEFERRED       EARNINGS/
                                             PAID-IN        NOTES          STOCK       (ACCUMULATED
                                             CAPITAL      RECEIVABLE    COMPENSATION      DEFICIT)        TOTAL
                                           -----------    -----------   ------------   ------------    -----------
Balances at December 31, 1996              $       583    $         -    $        -     $     4,176    $     4,797
Sale of redeemable
    convertible preferred stock
Sale of common stock                             4,395              -              -              -          4,418
Issuance of common
    stock warrants                                 710              -              -              -            710
Issuance of stockholder
    notes receivable                                 -            (83)             -              -            (83)
Accretion of redeemable
    convertible preferred stock                      -              -              -           (531)          (531)
Capital distributions and dividends paid           (93)             -              -           (193)          (286)
Net loss                                             -              -              -         (3,650)        (3,650)
                                           -----------    -----------    -----------    -----------    -----------
Balance at December 31, 1997                     5,595            (83)             -           (198)         5,375
Issuance of redeemable
    common stock                                     -              -              -              -              -
Issuance of common
    stock warrants                               2,388              -              -              -          2,388
Common stock sold in connection
    with initial public offering                 23,963              -              -              -         23,986
Issuance of common stock                        17,782              -              -              -         17,793
Accretion of redeemable
    convertible preferred stock                      -              -              -           (917)          (917)
Preferred stock dividend                             -              -              -              -              -
Conversion of redeemable
    preferred stock                              8,254              -              -              -          8,279
Conversion of redeemable
    common stock                                 7,490              -              -              -          7,500
Deferred stock compensation
    associated with stock options                  821              -           (821)             -              -
Amortization of deferred
    stock compensation                               -              -            393              -            393
Exercise of stock options and warrants             359              -              -              -            362
Payment of stockholder notes                         -             83              -              -             83
Capital distributions and dividends paid           (76)             -              -           (557)          (633)
Net income                                           -              -              -          2,278          2,278
                                           -----------    -----------    -----------    -----------    -----------
Balances at December 31, 1998                   66,576              -           (428)           606         66,887
Issuance of common
    stock warrants                                 572              -              -              -            572
Issuance of common stock                       140,514              -              -              -        140,584
Amortization of deferred
    stock compensation                               -              -            265              -            265
Exercise of stock options and warrants           1,486              -              -              -          1,494
Dividends paid                                       -              -              -           (458)          (458)
Net income                                           -              -              -          9,195          9,195
                                           -----------    -----------    -----------    -----------    -----------
Balances at December 31, 1999              $   209,148    $         -    $      (163)   $     9,343    $   218,539
                                           ===========    ==========     ===========    ===========    ===========




                             See accompanying notes.

                    WASTE CONNECTIONS, INC. AND PREDECESSORS

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                                 (IN THOUSANDS)




                                                               PREDECESSORS
                                                                 COMBINED
                                                               NINE MONTHS              WASTE CONNECTIONS, INC.
                                                                   ENDED                      CONSOLIDATED
                                                               SEPTEMBER 30,    -----------------------------------------
                                                               1997 (NOTE 1)       1997            1998            1999
                                                               -------------    ---------       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                               $  (1,173)      $  (3,650)      $   2,278       $   9,195
Adjustments to reconcile net income (loss) to net
    cash provided (used) by operating activities:
    Loss (gain) on disposition of assets                               (4)            (93)           (302)            155
    Depreciation                                                      789           2,980           6,284          10,494
    Amortization                                                      294             162           1,670           4,223
    Deferred income taxes                                               -            (397)          1,370           2,200
    Amortization of debt issuance costs, debt guarantee
       fees and accretion of discount on long-term debt                 -             860             192             256
    Stock and non-cash acquisition related compensation                 -           4,395             632           1,448
    Extraordinary item - early extinguishment of debt                   -               -           1,291               -
    Changes in operating assets and liabilities, net of
       effects from acquisitions:
         Accounts receivable, net                                    (604)         (1,549)         (2,525)         (5,123)
         Prepaid expenses and other current assets                    (74)            (46)         (1,429)         (1,256)
         Accounts payable                                            (221)          3,348            (807)         (1,041)
         Deferred revenue                                            (137)            325           1,067           1,895
         Accrued liabilities                                         (450)            952             499           2,310
         Other liabilities                                              -              18             623          (2,885)
                                                                ---------       ---------       ---------       ---------
Net cash provided (used) by operating activities                   (1,580)          7,305          10,843          21,871
                                                                ---------       ---------       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property and equipment                      188               2           1,331             990
    Payments for acquisitions, net of cash acquired                     -         (14,393)        (56,569)       (233,745)
    Capital expenditures for property and equipment                  (735)         (3,905)        (10,004)        (18,636)
    Increase in restricted cash                                         -               -          (1,381)         (3,731)
    Decrease (increase) change in other assets                         22            (527)          1,118          (1,052)
    Issuance (repayment) of stockholder notes receivable                -             (83)             83               -
                                                                ---------       ---------       ---------       ---------
Net cash used in investing activities                                (525)        (18,906)        (65,422)       (256,174)
                                                                ---------       ---------       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net intercompany balance                                        2,142               -               -               -
    Proceeds from short-term borrowings                                 -             600               -               -
    Proceeds from long-term debt                                        -          10,179          80,405         275,100
    Principal payments on notes payable and long-term debt            (38)         (4,729)        (46,333)       (103,646)
    Proceeds from sale of common stock                                  -              23          23,986          65,118
    Proceeds from option and warrant exercises                          -           6,992             362           1,494
    Change in short-term borrowings                                     -              19            (128)         (1,500)
    Change in advances from a related party                             -            (322)            (41)           (571)
    Payment of capital distributions and dividends                      -            (287)           (794)           (458)
    Proceeds from long-term lease                                       -             375               -               -
    Principal payments on long-term lease                               -            (255)              -               -
    Debt issuance costs                                                 -            (150)           (854)         (2,192)
                                                                ---------       ---------       ---------       ---------
Net cash provided by financing activities                           2,104          12,445          56,603         233,345
                                                                ---------       ---------       ---------       ---------

Net increase (decrease) in cash and cash equivalents                   (1)            844           2,024            (958)
Cash and equivalents at beginning of period                           102             483           1,327           3,351
                                                                ---------       ---------       ---------       ---------

Cash and equivalents at end of period                           $     101       $   1,327       $   3,351       $   2,393
                                                                =========       =========       =========       =========


                          See accompanying notes.

                    WASTE CONNECTIONS, INC. AND PREDECESSORS

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                                 (IN THOUSANDS)


                                                                       PREDECESSORS
                                                                         COMBINED
                                                                       NINE MONTHS              WASTE CONNECTIONS, INC.
                                                                           ENDED                      CONSOLIDATED
                                                                       SEPTEMBER 30,    ------------------------------------
                                                                       1997 (NOTE 1)       1997         1998         1999
                                                                       -------------    ---------     ---------    ---------
SUPPLEMENTARY DISCLOSURES OF CASH FLOW
    INFORMATION AND NON-CASH TRANSACTIONS:
       Cash paid for income taxes                                      $            -    $     861    $   1,178    $   2,636
                                                                       --------------    ---------    ---------    ---------
       Cash paid for interest                                          $            -    $     963    $   2,655    $  10,066
                                                                       --------------    ---------    ---------    ---------
       Redeemable convertible preferred stock accretion                                  $     531    $     917    $       -
                                                                                         ---------    ---------    ---------
       Issuance of notes payable for land and buildings                                  $     315    $       -    $       -
                                                                                         ---------    ---------    ---------
       In connection with its acquisitions, the Company
         assumed liabilities as follows:
            Fair value of assets acquired                                                $  20,140    $ 120,507    $ 426,702
            Cash paid for acquisitions (including acquisition costs)                       (11,693)     (56,341)    (233,745)
                                                                                         ---------    ---------    ---------
            Liabilities assumed, stock and notes payable issued
               to sellers                                                                $   8,447    $  64,166    $ 192,957
                                                                                         ---------    ---------    ---------




                          See accompanying notes.

                    WASTE CONNECTIONS, INC. AND PREDECESSORS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


1. ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Waste Connections, Inc. ("WCI" or "the Company") was incorporated in Delaware on September 9, 1997 and commenced its operations on October 1, 1997 through the purchase of certain solid waste operations in Washington, as more fully described below and in Note 2. The Company is a regional, integrated, non-hazardous solid waste services company that provides collection, transfer, disposal and recycling services to commercial, industrial and residential customers in California, Colorado, Idaho, Iowa, Kansas, Minnesota, Nebraska, New Mexico, Oklahoma, Oregon, South Dakota, Texas, Utah, Washington and Wyoming.


Basis of Presentation

These consolidated financial statements include the accounts of WCI and its wholly-owned subsidiaries. The consolidated entity is referred to herein as the Company. All intercompany accounts and transactions have been eliminated in consolidation.

The Company's consolidated financial statements have been restated to reflect the mergers with Murrey's Disposal Company, Inc. ("Murrey's"), American Disposal Company, Inc. ("American"), D.M. Disposal Co., Inc. ("DM") and Tacoma Recycling Company, Inc. ("Tacoma") (collectively, the "Murrey Companies"), Roche & Sons, Inc. ("Roche"), Ritters Sanitary Service, Inc. ("Ritters"), Omega Systems, Inc. ("Omega"), G&P Development, Inc., The Garbage Company, and Nebraska Ecology Systems, Inc. (collectively, "G&P"), Central Waste Disposal, Inc. and Cen San, Inc. (collectively, "Central") and Cook's Wastepaper and Recycling, Inc. ("Cook's"), each accounted for as poolings-of-interests (Note 2). For periods prior to WCI's incorporation on September 9, 1997, the consolidated financial statements of the Company consist of entities acquired by the Company in pooling-of-interests transactions.

The entities the Company acquired in September 1997 from Browning-Ferris Industries, Inc. ("BFI") are collectively referred to herein as the Company's predecessors. BFI acquired the predecessor operations at various times during 1995 and 1996, and prior to being acquired by BFI, the predecessors operated as separate stand-alone businesses.

During the periods in which the Company's predecessors operated as wholly owned subsidiaries of BFI, they maintained intercompany accounts with BFI for recording intercompany charges for costs and expenses, intercompany purchases of equipment and additions under capital leases and intercompany transfers of cash, among other transactions. It is not feasible to ascertain the amount of related interest expense that would have been recorded in the historical financial statements had the predecessors been operated as stand-alone entities. Charges for interest expense were allocated to the Company's predecessors by BFI as disclosed in the accompanying Statement of Operations. The interest expense allocations from BFI are based on formulas that do not necessarily correspond with the balances in the related intercompany accounts. Moreover, the financial position and results of operations of the predecessors during this period may not necessarily be indicative of the financial position or results of operations that would have been realized had the predecessors been operated as stand-alone entities. For the periods in which the predecessors operated as wholly owned subsidiaries of BFI, the statements of operations include amounts allocated by BFI to the predecessors for selling, general and administrative expenses based on certain allocation methodologies which management of the Company believes are reasonable. Due to the manner in which BFI intercompany transactions were recorded as described above, it is not feasible to present a detailed analysis of transactions reflected in the net intercompany balance with BFI. The change in the predecessors' combined intercompany balance with BFI (net of income
(loss) and initial investment in the acquired companies) was $2,142 during the nine months ended September 30, 1997.

                    WASTE CONNECTIONS, INC. AND PREDECESSORS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



The Company's acquisition of the predecessors from BFI in September 1997 was accounted for using the purchase method of accounting, and the purchase price was allocated to the fair value of the assets acquired and liabilities assumed. Consequently, the amounts of depreciation and amortization included in the statements of operations for Company and Predecessors reflect the change in basis of the underlying assets that were made as a result of the change in ownership.

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at purchase to be cash equivalents. As of December 31, 1998 and 1999, cash equivalents consist of demand money market accounts.


Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risks consist primarily of accounts receivable. The Company does not require collateral on its trade receivables. Credit risk on accounts receivable is minimized as a result of the large and diverse nature of the Company's customer base. The Company maintains allowances for losses based on the expected collectibility of accounts receivable. Credit losses have been within management's expectations.


Property and Equipment

Property and equipment are stated at cost. Improvements or betterments which significantly extend the life of an asset are capitalized. Expenditures for maintenance and repair costs are charged to expense as incurred. The cost of assets retired or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts in the year of disposal. Gains and losses resulting from property disposals are included in other income (expense). Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

                    WASTE CONNECTIONS, INC. AND PREDECESSORS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


The estimated useful lives are as follows:

Buildings                      20 years
Machinery and equipment        3 - 15 years
Rolling stock                  10 years
Containers                     5 - 15 years

In connection with acquisitions (Note 2), the Company acquired certain used property and equipment. This used property and equipment is being depreciated using the straight-line method over the estimated remaining useful lives, which range from one to fifteen years.

Capitalized landfill costs include expenditures for land and related airspace, permitting costs and preparation costs. Landfill permitting and preparation costs represent only direct costs related to those activities, including legal, engineering and construction. Interest is capitalized on landfill permitting and construction projects and other projects under development while the assets are undergoing activities to ready them for their intended use. The interest capitalization rate is based on the Company's weighted average cost of indebtedness. No interest was capitalized in 1998 or 1999. Landfill permitting, acquisition and preparation costs are amortized as permitted airspace of the landfill is consumed. Landfill preparation costs include the costs of construction associated with excavation, liners, site berms and the installation of leak detection and leachate collection systems. In determining the amortization rate for a landfill, preparation costs include the total estimated costs to complete construction of the landfills' permitted capacity. Units-of-production amortization rates are determined annually for the Company's operating landfills. The rates are determined by management based on estimates provided by the Company's internal and third party engineers and consider the information provided by surveys which are performed at least annually.

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and intangible assets of the acquired entities, and is amortized on a straight-line basis over the period of expected benefit of 40 years. Accumulated amortization amounted to $1,705 and $5,353 as of December 31, 1998 and 1999, respectively.

The Company continually evaluates the value and future benefits of its intangible assets, including goodwill. The Company assesses recoverability from future operations using cash flows and income from operations of the related acquired business as measures. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, the carrying value would be reduced to estimated net realizable value if it becomes probable that the Company's best estimate for expected future cash flows of the related business would be less than the carrying amount of the related intangible assets. There have been no adjustments to the carrying amount of intangible assets resulting from these evaluations as of December 31, 1998 and 1999.


Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash, trade receivables, restricted funds held in trust, trade payables and debt instruments. The carrying values of cash, trade receivables, restricted funds held in trust, and trade payables are considered to be representative of their respective fair values. The carrying values of the Company's debt instruments approximate their fair values as of December 31, 1998 and 1999, based on current incremental borrowing rates for similar types of borrowing arrangements.

                    WASTE CONNECTIONS, INC. AND PREDECESSORS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



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

Income Taxes

The Company uses the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

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

The Company reviews its revenue producing contracts in the ordinary course of business to determine if the direct costs, exclusive of any non-variable costs, to service the contractual arrangements exceed the revenues to be produced by the contract. Any resulting excess costs over the life of the contract are expensed at the time of such determination.


Start-Up and Integration Expenses

During the period from Waste Connections' inception (September 9, 1997) through December 31, 1997, the Company incurred certain start-up expenses relating to the formation of the Company, primarily for legal and other professional services, and the costs associated with recruiting the Company's initial management team. In addition, the Company incurred certain integration expenses relating to its initial acquisitions. These start-up and integration expenses have been charged to operations as incurred.


Stock-Based Compensation

As permitted under the provisions of SFAS No. 123 "Accounting for Stock Based Compensation", the Company has elected to account for stock-based compensation using the intrinsic value method prescribed

                    WASTE CONNECTIONS, INC. AND PREDECESSORS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


by Accounting Principles Board's Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"). Under the intrinsic value method, compensation cost is the excess, if any, of the quoted market price or fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock.

Per Share Information

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed using the weighted average number of common and potential common shares outstanding. Potential common shares are excluded from the computation if their effect is anti-dilutive. Earnings per share data have not been presented for the predecessor operations because such data is not meaningful.

Closure and Post-Closure Costs

Accrued closure and post-closure costs represent an estimate of the current value of the future obligation associated with closure and post-closure monitoring of non-hazardous solid waste landfills currently owned and/or operated by the Company. Closure and post-closure monitoring and maintenance costs represent the costs related to cash expenditures yet to be incurred when a landfill facility ceases to accept waste and closes. Accruals for closure and post-closure monitoring and maintenance requirements in the U.S. consider final capping of the site, site inspection, groundwater monitoring, leachate management, methane gas control and recovery, and operating and maintenance costs to be incurred during the period after the facility closes. Certain of these environmental costs, principally capping and methane gas control costs, are also incurred during the operating life of the site in accordance with the landfill operation requirements of Subtitle D and the air emissions standards. Site specific closure and post-closure engineering cost estimates are prepared annually for landfills owned and/or operated by the Company for which it is responsible for closure and post-closure. The impact of changes determined to be changes in estimates, based on the annual update, are accounted for on a prospective basis. The present value of estimated future costs are accrued based on accepted tonnage as landfill airspace is consumed. Discounting of future costs is applied where the Company believes that both the amounts and timing of related payments are reliably determinable.

Segment Information

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company identifies its operating segments based on business activities, management responsibility and geographical location. The Company considers each operating location that reports stand-alone financial information to be an operating segment; however, all operating segments have been aggregated together and are reported as a single segment consisting of the collection, transfer, recycling and disposal of non-hazardous void waste in the Western United States.


Comprehensive Income

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. As of December 31, 1999, the Company has not had any transactions, other than its reported net income and losses, that are required to be reported in comprehensive income.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133". SFAS 137 deferred the effective date until the first fiscal quarter of the fiscal year

                    WASTE CONNECTIONS, INC. AND PREDECESSORS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


beginning after June 15, 2000. The Company will adopt SFAS 133 in its quarter ending March 31, 2001 and has not yet determined whether such adoption will have a material impact on the Company's financial statements.

Reclassifications

Certain amounts reported in the Company's prior years' financial statements have been reclassified to conform with the 1999 presentation.

2. ACQUISITIONS

Poolings-of-Interests

On January 19, 1999, the Company consummated a business combination with the Murrey Companies which included the exchange of 2,888,880 shares of Waste Connections, Inc. common stock for all outstanding shares of the Murrey Companies. In connection with the business combination with the Murrey Companies, Waste Connections, Inc. incurred transaction related costs of approximately $6,200 which were charged to operations.

The Company consummated business combinations with Roche and Ritter's on January 8, 1999, and March 30, 1999, respectively, which included the exchange of 554,248 shares of Waste Connections, Inc. common stock for all of the outstanding shares of Roche and Ritter's. In connection with the business combinations with Roche and Ritters, Waste Connections, Inc. incurred transaction related costs of approximately $1,600 which were charged to operations.

The Company consummated business combinations with Central, G&P, and Omega on June 25, 1999, June 30, 1999, and June 30, 1999, respectively, which included the exchange of 340,207 shares of Waste Connections, Inc. common stock for all of the outstanding shares of Central, G&P, and Omega. In connection with the business combinations with Central, G&P, and Omega, Waste Connections, Inc. incurred transaction related costs of approximately $1,005 which were charged to operations.

On December 30, 1999, the Company consummated a business combination with Cook's which included the exchange of 65,925 shares of Waste Connections, Inc. common stock for all the outstanding shares of Cook's. In connection with the business combination with Cook's, Waste Connections, Inc. incurred transaction related costs of approximately $198 which were charged to operations.

The table below sets forth the combined revenues and net income (loss) of WCI, the Murrey Companies, Roche, Ritters, Central, G&P, Omega and Cook's for the years ended December 31, 1997, 1998 and 1999 (in thousands):

                    WASTE CONNECTIONS, INC. AND PREDECESSORS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                      Waste           The Murrey
                                Connections, Inc.      Companies          Other           Restated
                                 Before Pooling         Pooling          Pooling         For Pooling
                                   Acquisitions       Acquisitions     Acquisitions     Acquisitions
                                -----------------    -------------    -------------    -------------
YEAR ENDED DECEMBER 31, 1997:
Revenues                         $         6,237     $      28,874    $      11,617    $      46,728
Net income (loss)                         (5,066)            1,316              100           (3,650)
YEAR ENDED DECEMBER 31, 1998:
Revenues                                  54,042            32,528           11,817           98,387
Net income                                 1,748               142              388            2,278
YEAR ENDED DECEMBER 31, 1999:
Revenues                                 175,773             1,788            5,057          182,618
Net income                                 8,763               245              187            9,195



1998 and 1999 Acquisitions

During 1998, the Company acquired 42 businesses which were accounted for as purchases. Aggregate consideration for these acquisitions consisted of $56,341 in cash (net of cash acquired), $12,488 in notes payable to sellers, 2,054,634 shares of common stock valued at $25,293, and warrants to purchase 267,925 shares of common stock valued at $1,293. The results of operations of the acquired businesses have been included in the Company's consolidated financial statements from their respective acquisition dates.


During 1999, the Company acquired 51 businesses which were accounted for as purchases. Aggregate consideration for these acquisitions consisted of $233,745 in cash (net of cash acquired), $763 in notes payable to sellers and 2,934,649 shares of common stock valued at $74,359.

The results of operations of the acquired businesses have been included in the Company's consolidated financial statements from their respective acquisition dates.

Certain items affecting the purchase price allocations of 1999 acquisitions are preliminary. A summary of the purchase price allocations for acquisitions consummated in 1998 and preliminary purchase price allocations for the acquisitions consummated in 1999 is as follows:

                    WASTE CONNECTIONS, INC. AND PREDECESSORS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                       1998              1999
                                                  Acquisitions      Acquisitions
                                                 -------------     -------------
Acquired assets:
    Accounts receivable                          $       4,670     $       8,433
    Prepaid expenses and other current assets              301               239
    Property and equipment                              25,853           276,789
    Goodwill                                            86,358           137,151
    Long-term franchise agreements and other             2,390               558
    Non-competition agreements                             540               900
    Other assets                                           395             2,512
Assumed liabilities:
    Deferred revenue                                      (577)             (273)
    Accounts payable and accrued liabilities            (9,210)          (19,952)
    Other accrued liabilities                           (1,575)           (1,257)
    Long-term liabilities assumed                      (13,638)          (26,340)
    Deferred income taxes                                  (92)          (69,893)
                                                 =============     =============
                                                 $      95,415     $     308,867
                                                 =============     =============



In connection with certain of the acquisitions in 1998 and 1999, the Company is required to pay contingent consideration to certain former shareholders of the respective companies, subject to the occurrence of specified events. As of December 31, 1999, contingent payments relating to these acquisitions total approximately $1,800 in cash and 61,737 shares placed into escrow, and are to be earned based upon the achievement of certain milestones. The Company has included the contingent cash payments in these financial statements as the events which would give rise to such payments are considered probable. No amounts related to the contingent shares have been included in these financial statements as the events which would give rise to such payments have not yet occurred and are not considered probable.

The following unaudited pro forma results of operations assume that the Company's significant acquisitions occurring in 1998 and 1999, accounted for using the purchase method of accounting, were acquired as of January 1, 1998:


                              Year Ended December 31,
                                1998           1999
                            -----------    -----------
Total revenue               $   165,119    $   209,419
Net income                       12,674          9,049
Basic income per share             0.99           0.45
Diluted income per share           0.86           0.42



The unaudited pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on January 1, 1998, nor are they necessarily indicative of future operating results

Browning-Ferris Industries Related

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

                    WASTE CONNECTIONS, INC. AND PREDECESSORS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

accounted for in accordance with the purchase method of accounting and, accordingly, the net assets acquired were included in the Company's consolidated balance sheet based upon their estimated fair values on the date of the Acquisitions. The Company's consolidated statement of operations includes the revenues and expenses of the acquired businesses after the effective date of the transaction.

A summary of the purchase price allocation for the BFI Acquisitions is as follows:


Acquired assets:
  Accounts receivable                          $  2,919
  Prepaid expenses and other current assets         287
  Property and equipment                          4,106
  Goodwill                                        9,869
  Non-competition agreement                         150
Assumed liabilities:
  Deferred revenue                                 (428)
  Accounts payable and accrued liabilities          (26)
  Accrued losses on acquired contracts           (1,309)
  Deferred income taxes                            (532)
                                               --------
                                               $ 15,036
                                               ========

3. INTANGIBLE ASSETS

Intangible assets consist of the following as of December 31, 1998 and 1999:


                                        December 31,
                                      1998          1999
                                   ---------     ---------
Goodwill                           $  99,716     $ 236,250
Long-term franchise agreements
    and contracts                      2,390         3,577
Non-competition agreements             1,210         2,015
Other, net                               777         2,009
                                   ---------     ---------
                                     104,093       243,851
Less - accumulated amortization       (2,244)       (6,449)
                                   ---------     ---------
                                   $ 101,849     $ 237,402
                                   =========     =========



The Company acquired certain long-term franchise agreements, contracts and non-competition agreements in connection with certain of its acquisitions. The estimated fair value of the acquired long-term franchise agreements and contracts was determined by management based on the discounted net cash flows associated with the agreements and contracts. The estimated fair value of the non-competition agreements was determined by management based on the discounted adjusted operating income stream that would have otherwise been subject to competition. The amounts assigned to the franchise agreements, contracts, and non-competition agreements is being amortized on a straight-line basis over the remaining term of the related agreements (ranging from 5 to 18 years). Total goodwill amortization expense for the years ended December 31, 1997, 1998 and 1999 was $150, $1,640 and $3,766, respectively.

                    WASTE CONNECTIONS, INC. AND PREDECESSORS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31, 1998 and 1999:



                                                     December 31,
                                                  1998          1999
                                               ---------     ---------
Landfill site costs                            $  10,315     $ 250,187
Land, buildings and improvements                  11,084        29,735
Rolling stock                                     24,662        41,781
Containers                                        18,978        26,586
Machinery and equipment                            7,817        17,865
                                               ---------     ---------
                                                  72,856       366,154
Less accumulated depreciation and depletion      (21,880)      (31,392)
                                               ---------     ---------
                                               $  50,976     $ 334,762
                                               =========     =========



The Company's landfill depletion expense for the years ended December 31, 1997, 1998 and 1999 was $206, $279 and $2,163, respectively.


5. OTHER ASSETS

Other assets consist of the following as of December 31, 1998 and 1999:

                      December 31,
                     1998       1999
                   -------    -------
Restricted cash    $ 1,381    $ 7,624
Loan fees              250      2,186
Other                1,078        964
                   -------    -------
                   $ 2,709    $10,774
                   =======    =======

Restricted funds held in trust are included as part of other assets and consist of amounts on deposit with various banks that support the Company's financial assurance obligations for its landfill facilities' closure and postclosure costs and amounts outstanding under the Madera and Wasco bonds (Note 9).


6.  ACCRUED LIABILITIES

Accrued liabilities consist of the following as of December 31, 1998 and 1999:


                                    December 31,
                                  1998       1999
                                 -------    -------
Income taxes                     $ 1,114    $ 6,030
Payroll and payroll related        1,136      2,650
Interest payable                     583      1,964
Insurance claims and premiums        405      1,374
Other                              2,581      3,630
                                 -------    -------
                                 $ 5,819    $15,648
                                 =======    =======


                    WASTE CONNECTIONS, INC. AND PREDECESSORS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


7. SHORT-TERM BORROWINGS

Short-term borrowings consisted of various revolving and non-revolving lines-of-credit with a bank. These amounts were paid in full in February 1999.


8.  CLOSURE AND POST-CLOSURE COSTS

The net present value of the closure and post-closure commitment is calculated assuming inflation of 3% and a risk-free capital rate of 7%. Discounted amounts previously recorded are accreted to reflect the effects of the passage of time. The Company's current estimate of total future payments for closure and post-closure, in accordance with Subtitle D, is $4,500,000, adjusted for inflation, while the present value of such estimate is $8,000. At December 31, 1998 and 1999, respectively, accruals for landfill closure and post-closure costs (including costs assumed through acquisitions) were $2,655 and $4,313, respectively, and are recorded as other long-term liabilities on the balance sheet. The accruals reflect landfills whose estimated remaining lives, based on current waste flows, range from 13 to 174 years, with an estimated average remaining life of approximately 96 years. The Company estimates that its closure and post-closure payment commitments for certain of its landfills will begin in 2012.


9. LONG-TERM DEBT

Credit Facility

In January 1998, the Company obtained a revolving credit facility from BankBoston N.A. (the "January Credit Facility"). The maximum amount available under the January Credit Facility was $25,000, including up to $5,000 in stand-by letters-of-credit, and the borrowings bore interest at various fixed and/or variable rates at the Company's option. In connection with the January Credit Facility the Company granted to an affiliate of BankBoston a warrant to purchase 140,000 shares of the Company's common stock with an exercise price of $2.80 per share and an expiration date of January 2008 (Note 12).

In May 1998, the Company entered into a new revolving credit facility with a syndicate of banks for which BankBoston N.A. acted as agent (the "May Credit Facility"). The maximum amount available under the May Credit Facility was $60,000 (including $5,000 in stand-by letters of credit) and the borrowings bore interest at various fixed and/or variable rates at the Company's option. The May Credit Facility replaced the January Credit Facility.

In November 1998, the Company entered into a new revolving credit facility with a syndicate of banks for which BankBoston N.A. acted as agent (the "November 1998 Credit Facility"). As of December 31, 1998, the maximum amount available under the November Credit Facility was $115,000 (including $15,000 in stand-by letters of credit, of which $1,829 were issued as of December 31, 1998) and the borrowings bear interest at various fixed and/or variable rates at the Company's option (approximately 7.0% as of December 31, 1998). The maximum amount available was increased to $125,000 in January 1999. The November 1998 Credit Facility replaced the May Credit Facility.

In March 1999, the Company entered into a new revolving credit facility with a syndicate of banks for which BankBoston N.A. acts as agent (the "March 1999 Credit Facility"). As of December 31, 1999, the maximum amount available under the March 1999 Credit Facility is $315,000 (including $35,000 in stand-by letters of credit, of which $26,000 were issued as of December 31, 1999) and the borrowings bear interest at various fixed and/or variable rates at the Company's option (approximately 8.2% as of December 31, 1999). The March 1999 Credit Facility amended the November 1998 Credit Facility. The March 1999

                    WASTE CONNECTIONS, INC. AND PREDECESSORS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


Credit Facility requires quarterly payments of interest and it matures in March 2004. Borrowings are secured by substantially all of the Company's assets and the Company is required to pay an annual commitment fee equal to 0.5% of the unused portion of the facility. The March 1999 Credit Facility places certain business, financial and operating restrictions on the Company relating to, among other things, the incurrence of additional indebtedness, investments, acquisitions, asset sales, mergers, dividends, distributions and repurchases and redemption of capital stock. The Credit Facility also requires that specified financial ratios and balances be maintained. As of December 31, 1999, the Company was in compliance with these covenants.

In December 1999, the Company completed a $13,600 tax-exempt bond financing for its Wasco subsidiary (the "Wasco Bond"). These funds will be used for the acquisition, construction, furnishing, equipping and improving of a landfill located in Wasco County, Oregon (the "Landfill Project"). The bonds mature in December 2009 and bear interest at variable rates based on market conditions for Oregon tax exempt bonds (approximately 5.5% at December 31, 1999). The bonds are backed by a letter of credit issued by BankBoston N.A under the March 1999 Credit Facility for $14,500. At December 31, 1999, approximately $4.6 million of the funds from the bond offering are held by a trustee and can be used by the Company to finance capital expenditures on the Landfill Project. These unused funds held by the trustee are classified as restricted cash and included in other assets in the accompanying consolidated balance sheet.

CRC Bond

In December 1991, Columbia Resource Company, a wholly-owned subsidiary of the Company acquired in 1999, received $13,000 in financing through an Industrial Revenue Bond (the "CRC Bond") issued by Clark County, Washington. These funds were used for the acquisition of real property and construction thereon of a solid waste transfer station. The CRC Bond requires escalating annual principal payments ranging from $1,000 in December 2000 to $1,505 in December 2006 (the maturity date), bears interest at rates ranging from 7.1% to 7.5%, is secured by the real property and solid waste transfer station and backed by a letter of credit issued by BankBoston N.A. under the March 1999 Credit Facility for $8,625. Additionally, BankBoston N.A. and another lender have issued additional letters of credit in the amount of $1,000 and $2,000, respectively, in connection with this project.

Madera Bond

In June 1998, the Company completed a $1,800 tax-exempt bond financing for its Madera subsidiary (the "Madera Bond"). These funds will be used for specified capital expenditures and improvements, including installation of a landfill gas recovery system. The bonds mature on May 1, 2016 and bear interest at variable rates based on market conditions for California tax exempt bonds (approximately 3.8% and 4.6% at December 31, 1998 and 1999, respectively). The bonds are backed by a letter of credit issued by BankBoston N.A. under the March 1999 Credit Facility for $1,828. Funds from the bond offering are held by a trustee until the capital expenditures are completed. The unused funds are classified as restricted cash and included in other assets in the accompanying consolidated balance sheet.

Interest Rate Protection Agreements

The Company has entered into an interest rate protection agreement (the "Interest Agreement"), with its primary banking institution to reduce its exposure to fluctuations in variable interest rates. The Interest Agreement, which is effective November 2, 1998 through November 2, 2000, effectively changes the Company's interest rate paid on a notional amount of $27,700 of its floating rate long-term debt to a weighted average fixed rate (approximately 6.43% and 6.68% at December 31, 1998 and 1999, respectively). The fair value of the Interest Agreement as of December 31, 1998 and 1999 is $188 and $327, respectively, which reflects the estimated amounts that the Company would receive to terminate the

                    WASTE CONNECTIONS, INC. AND PREDECESSORS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Interest Agreement based on quoted market prices of comparable contracts as of December 31, 1998 and 1999. In the event of nonperformance by the counterparty, the Company would be exposed to interest rate risk if the variable interest rate received were to exceed the fixed rate paid by the Company under the terms of the Interest Agreement.

In December 1999, we entered into an interest rate hedge (the "Hedge Agreement") with BankBoston, N.A. Under the Hedge Agreement, which is effective through December 2001, the interest rate on $125 million of our floating rate long-term debt is effectively fixed with an interest rate of 6.1% plus an applicable margin. This rate remains at 6.1% if LIBOR is less than 7.0%. If LIBOR exceeds 7.0%, the interest rate under the Hedge Agreement will increase one basis point for every LIBOR basis point above 7.0%. In the event of nonperformance by the counterparty, the Company would be exposed to interest rate risk if the variable interest rate received were to exceed the fixed rate paid by the Company under the terms of the Hedge Agreement.

Long-term debt consists of the following as of December 31, 1998 and 1999:


                                                                     1998            1999
                                                                  ---------       ---------
November 1998 Credit Facility                                     $  57,281       $       -
March 1999 Credit Facility                                                -         247,500
Wasco Bond                                                                -          13,600
CRC Bond                                                                  -           8,625
Madera Bond                                                           1,800           1,800
Notes payable to sellers in connection with acquisitions,
    unsecured, bearing interest at 6.5% to 8.4%, principal
    and interest payments due periodically throughout the
    year with due dates ranging from 2000 to 2005                     8,927           1,570
Notes payable to third parties, secured by substantially all assets of certain subsidiaries the Company, interest at
    7.0% to 11.0%, principal and interest payments due
    periodically throughout the year with due dates
    ranging from 2000 to 2009                                         4,153           4,604
Other                                                                 7,744               -
                                                                  ---------       ---------
                                                                     79,905         277,699
Less - current portion                                              (12,039)         (2,669)
                                                                  ---------       ---------
                                                                  $  67,866       $ 275,030
                                                                  =========       =========

                    WASTE CONNECTIONS, INC. AND PREDECESSORS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


As of December 31, 1999, aggregate contractual future principal payments by calendar year on long-term debt are due as follows:


      2000                              $  2,669
      2001                                 3,110
      2002                                 1,933
      2003                                 1,963
      2004                               249,232
      Thereafter                          18,792
                                        --------
                                        $277,699
                                        ========



10. COMMITMENTS AND CONTINGENCIES

COMMITMENTS

Leases

The Company leases its facilities and certain equipment under non-cancelable operating leases for periods ranging from one to five years. Combined rent expense for the predecessor operations was $441 for the nine months ended September 30, 1997. The Company's consolidated rent expense under operating leases during the years ended December 31, 1997, 1998 and 1999 was $235, $730 and $1,063, respectively.

As of December 31, 1999, future minimum lease payments under these leases, by calendar year, are as follows:




      2000                              $1,244
      2001                               1,226
      2002                               1,166
      2003                               1,022
      2004                                 923
      Thereafter                         2,641
                                        ------
                                        $8,222
                                        ======


Performance Bonds and Letters of Credit

Municipal solid waste collection contracts may require performance bonds or other means of financial assurance to secure contractual performance. As of December 31, 1998 and 1999, WCI had provided customers and various regulatory authorities with bonds and letters of credit of approximately $2,000 and $2,414, respectively, to secure its obligations (exclusive of letters of credit backing certain municipal bond obligations). If the Company were unable to obtain surety bonds or letters of credit in sufficient amounts or at acceptable rates, it could be precluded from entering into additional municipal solid waste collection contracts or obtaining or retaining landfill operating permits.


CONTINGENCIES

Environmental Risks

The Company is subject to liability for any environmental damage that its solid waste facilities may cause to neighboring landowners or residents, particularly as a result of the contamination of soil, groundwater or

                    WASTE CONNECTIONS, INC. AND PREDECESSORS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

surface water, and especially drinking water, including damage resulting from conditions existing prior to the acquisition of such facilities by the Company. The Company may also be subject to liability for any off-site environmental contamination caused by pollutants or hazardous substances whose transportation, treatment or disposal was arranged by the Company or its predecessors. Any substantial liability for environmental damage incurred by the Company could have a material adverse effect on the Company's financial condition, results of operations or cash flows. As of December 31, 1999, the Company is not aware of any such environmental liabilities.


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


In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business. However, as of December 31, 1999 there is no current proceeding or litigation involving the Company that the Company believes will have a material adverse impact on its business, financial condition, results of operations or cash flows.

Employees

The Teamsters Union represents approximately 85 drivers and mechanics at WCI's Vancouver, Washington operation. The labor agreement between the Union and the Company was renewed in January 2000 for a period of three years.

The Teamsters Union represents approximately 24 drivers and mechanics at Arrow Sanitary Services, Inc. ("Arrow") in Portland Oregon, a wholly owned subsidiary of the Company. The current labor agreement term is until March of 2001.

The Teamsters Union represents approximately 50 of the Murrey Companies' drivers. A new collective bargaining agreement was negotiated during the 4th quarter of 1999. This agreement is for a period of 3.5 years.

The Company is not aware of any other organizational efforts among its employees and believes that its relations with its employees are good.


11. REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

                    WASTE CONNECTIONS, INC. AND PREDECESSORS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


convertible at the holder's option into shares of the Company's common stock at the calculated rate of $2.80 per share divided by the "Conversion Price" subject to certain anti-dilution adjustments. Each share was automatically converted into common stock immediately upon the closing of the Company's initial public offering of common stock at a Conversion Price of $2.80 per share.



12. STOCKHOLDERS' EQUITY

Common Stock

Of the 28,893,650 shares of common stock authorized but unissued as of December 31, 1999, the following shares were reserved for issuance:


Stock option plan            2,532,762
Stock purchase warrants        759,569
Shares held in escrow           61,737
                             ---------
                             3,354,068
                             =========


Stockholder Notes Receivable

In December 1997, the Company provided loans in the aggregate amount of $83 to certain employees, who are also common stockholders, for the purchase of shares of the Company's Preferred Stock. The notes bore interest at 8%, were secured by the Preferred Stock purchased and common stock owned by the employees, and were paid in full during 1998.

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

The Option Plan provides for the reservation of common stock for issuance thereunder equal to 12% of the outstanding shares of the Company's common stock. The amount of common stock reserved for issuance under the Option Plan is decreased for options granted and increased for previously granted options that have been forfeited, cancelled or exercised. As of December 31, 1997, 1998 and 1999, options for 671,500, 160,450 and 788,617 shares, respectively, of common stock were available for future grants under the Option Plan.

As of December 31, 1997, 1998 and 1999, 35,000, 333,121 and 495,713 options to purchase common stock were exercisable under the Option Plan, respectively.

A summary of WCI's stock option activity and related information during the period from inception (September 9, 1997) through December 31, 1997 and the years ended December 31, 1998 and 1999 is presented below:

                    WASTE CONNECTIONS, INC. AND PREDECESSORS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                                   Weighted
                                            Number of               Average
                                         Shares (Options)        Exercise Price
                                         ----------------      ----------------
Outstanding at inception                                -      $              -
Granted                                           528,500                  4.92
                                         ----------------
Outstanding as of December 31, 1997               528,500                  4.92
Granted                                           511,050                  9.58
Forfeited                                           2,874                  5.00
Exercised                                          57,912                  4.69
                                         ----------------
Outstanding as of December 31, 1998               978,764                  7.38
Granted                                         1,045,350                 16.03
Forfeited                                          28,000                 20.20
Exercised                                         251,969                  5.92
                                         ----------------
Outstanding as of December 31, 1999             1,744,145                 12.57
                                         ----------------


The following table summarizes information about stock options outstanding as of December 31, 1999:


                                   Options Outstanding                            Options Exercisable
                    -------------------------------------------------      -------------------------------
                                                          Weighted
                                                           Average
                                         Weighted         Remaining                           Weighted
                                          Average        Contractual                           Average
                                         Exercise           Life                               Exercise
Exercise Range          Shares             Price          (In Years)          Shares            Price
-----------------    ------------      ------------      ------------      ------------      ------------
$2.80 to 5.00             371,380      $       2.90               7.9           222,339      $       2.93
$6.00 to 9.50              48,833              8.48               8.1            25,666              8.45
$10.50 to 13.00           637,832             11.50               9.3           148,330             11.08
$15.19 to 22.13           617,600             18.37               9.0            92,710             19.37
$24.94 to 26.50            68,500             25.60               9.5             6,668             26.50
                     ------------                                          ------------
                        1,744,145             12.57               8.9           495,713              9.05
                     ============                                          ============


The weighted average grant date fair values for options granted during 1998 and 1999 are as follows:


                                                        1997         1998         1999
                                                      --------     --------     --------
Exercise prices equal to market price of stock        $     --     $   5.28     $   7.80
Exercise prices less than market price of stock             --         6.52            -
Exercise prices greater than market price of stock        0.30         3.09            -


Pro Forma information regarding net income (loss) and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the period from inception (September 9, 1997) through December 31, 1997 and the years ended December 31, 1998 and 1999: risk-free interest rate of 6%, 5% and 5.8%, respectively; dividend yield of zero; volatility factor of the expected market price of the Company's common stock of .40, .55 and .55, respectively; and a weighted-average expected life of the option of 4 years.

                    WASTE CONNECTIONS, INC. AND PREDECESSORS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The following table summarizes the Company's pro forma net loss and pro forma basic net loss per share for the years ended December 31, 1997, 1998 and 1999:

                                                                   Year Ended December 31,
                                                             1997            1998           1999
                                                          ---------       ---------      ---------
Net income (loss) applicable to common stockholders:
    As reported                                           $  (4,181)      $   1,361      $   9,195
    Pro forma                                                (4,185)             38          7,599

Basic income (loss) per share:
    As reported                                               (0.73)           0.13           0.50
    Pro forma                                                 (0.73)           0.00           0.41

Diluted income (loss) per share:
    As reported                                               (0.73)           0.11           0.46
    Pro forma                                                 (0.73)           0.00           0.38

During the year ended December 31, 1998, the Company recorded deferred stock compensation of $821 relating to stock options granted during the period with exercise prices less than the estimated fair value of the Company's common stock on the date of grant. The deferred stock compensation is being amortized into expense over the vesting periods of the stock options which generally range from 1 to 3 years. During the years ended December 31, 1998 and 1999, compensation expense of $393 and $265, respectively, was recorded relating to these options.

Stock Purchase Warrants

The following table summarizes information about warrants outstanding as of December 31, 1998 and 1999:

                    WASTE CONNECTIONS, INC. AND PREDECESSORS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                                                                      Outstanding at December 31,
                                          Issue          Warrants      Exercise        Fair Value     ---------------------------
                                          Date            Issued         Range         of Warrants       1998            1999
                                     ---------------    ---------    -------------     -----------    ----------      -----------
Warrants issued to bank              September 1997       200,000    $        0.01      $     382         27,200              -
Warrants issued to guarantors of
    Company's debt obligations       December 1997        841,000             2.80            328        841,000        374,000
Warrants issued to consultants       December 1997         15,000     2.80 to 5.00                        15,000         15,000
Warrants issued to bank              January 1998         140,000             2.80            855        140,000              -
Warrants issued in connection
    with an acquisition              February 1998        200,000             4.00            954        200,000        200,000
Warrants issued to an employee       February 1998         50,000             2.80            240              -              -
Warrants issued to market
    development consultants          Throughout 1998       67,935    12.00 to 22.13           339         67,935         67,935
Warrants issued to market
    development consultants          Throughout 1999      102,634    10.88 to 30.50           572              -        102,634
                                                                                                       ---------      ---------
                                                                                                       1,291,135        759,569
                                                                                                       ---------      ---------




The warrants are exercisable upon vesting and notification and expire between 2000 and 2009.

In September 1997, the Company issued a warrant to purchase 200,000 shares of the Company's common stock to the Bank that provided a line of credit and term loan payable. The fair value of the warrant was determined using the Black-Scholes pricing model with an assumed stock price volatility of .40, risk-free interest rate of 6.0%, estimated fair value of the common stock of $1.92 per share and an expected life of 7 years. The value assigned to the warrant was reflected as a discount on long-term debt. The discount was fully accreted to interest expense using the straight-line method over the expected term of the debt agreements (approximately three months). In 1998, the bank received 172,578 shares of common stock through the exercise of 172,689 warrants.

In connection with their guarantee of certain of the Company's debt obligations, the Company issued in December 1997 warrants to purchase 841,000 shares of the Company's common stock to certain directors and stockholders of the Company. The warrants were valued using the Black-Scholes pricing model with an assumed stock price volatility of .40, risk-free interest rate of 6.0%, estimated fair value of the common stock of $1.92 per share and expected lives of 3 years. The value assigned to these warrants was fully amortized to interest expense over the expected term of the debt agreements (approximately three months).

In January 1998, the Company issued a warrant to purchase 140,000 shares of its common stock to BankBoston N.A. in connection with the January Credit Facility. The warrant was valued using the Black-Scholes pricing model with an assumed stock price volatility of .40, risk-free interest rate of 6.0%, estimated fair value of the common stock of $7.50 per share and an expected life of 10 years. The value assigned to the warrant was reflected as a discount on long-term debt and accreted to interest expense using the interest method over the expected term of the January Credit Facility. The January Credit Facility was extinguished in May 1998 and the unamortized discount on the debt was expensed as an extraordinary loss on early extinguishment of debt.

In February 1998, the Company issued warrants to purchase 200,000 shares of its common stock in connection with an acquisition. The warrant was valued using the Black-Scholes pricing model with an assumed stock price volatility of .40, risk-free interest rate of 6.0%, estimated fair value of the common stock of $7.50 per share and an expected life of 5 years. The value of the warrant was recorded as an element of purchase price for the acquisition.

                    WASTE CONNECTIONS, INC. AND PREDECESSORS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


Warrants issued to third party market development consultants are valued using the Black-Scholes pricing model with an assumed stock price volatility of .40 in 1998 and .55 in 1999, risk-free interest rate of 6.0%, and contractual term of 2 years. These warrants are recorded as an element of the related acquisitions.


13. INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31, 1997, 1998 and 1999 consists of the following:



                      Year Ended December 31,
                 ----------------------------------
                   1997          1998         1999
                 -------       -------      -------
Current:
    Federal      $   826       $ 1,471      $ 7,778
    State              -           146          865
Deferred:
    Federal         (462)        1,286        2,053
    State              -           145          206
                 -------       -------      -------
                 $   364       $ 3,048      $10,902
                 =======       =======      =======

Significant components of deferred income tax assets and liabilities are as follows as of December 31, 1998 and 1999:



                                              1998           1999
                                            --------       --------
Deferred income tax assets:
      Basis step-up in acquired assets      $      -       $    396
      Accounts receivable reserves                98             66
      Accrued expenses                            14            142
      State taxes                                 22             42
      Other                                       49            161
                                            --------       --------
Total deferred income tax assets:                183            807
                                            ========       ========

Deferred income tax liabilities:
      Net asset basis difference in
         non-taxable acquisitions               (255)       (68,505)
      Amortization                              (300)        (1,257)
      Depreciation                            (1,641)        (3,976)
      Other liabilities                         (153)          (410)
      Prepaid expenses                          (180)        (1,097)
                                            --------       --------
Total deferred income tax liabilities         (2,529)       (75,245)
                                            --------       --------
Net deferred income tax liability           $ (2,346)      $(74,438)
                                            ========       ========

The differences between the Company's provision (benefit) for income taxes as presented in the accompanying statements of operations and benefit for income taxes computed at the federal statutory rate is comprised of the items shown in the following table as a percentage of pre-tax income (loss):

                    WASTE CONNECTIONS, INC. AND PREDECESSORS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                               Year Ended December 31,
                                                            1997          1998         1999
                                                          ------        ------       ------
Income tax provision (benefit) at the statutory rate       (34.0)%        34.0%        35.0%
State taxes, net of federal benefit                            -           4.0          3.5
Acquisition charges                                            -             -         10.3
Goodwill amortization                                          -           3.0          2.1
Subchapter S                                                (1.3)          3.2          1.1
Stock compensation expense                                  44.0           3.0          0.5
Other                                                        0.9           0.8          1.7
                                                          ------        ------       ------
                                                             9.6%         48.0%        54.2%
                                                          ======        ======       ======


14. NET INCOME (LOSS) PER SHARE INFORMATION

The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net loss per share for the years ended December 31, 1997, 1998 and 1999:


                                                                   Year Ended December 31,
                                                          -----------------------------------------
                                                             1997           1998           1999
                                                          ----------    ------------    -----------
Numerator:
  Income (loss) before extraordinary item                 $   (3,650)   $      3,305    $     9,195
  Redeemable convertible preferred stock accretion              (531)           (917)           -
                                                          ----------    ------------    -----------
  Income (loss) applicable to common stockholders
    before extraordinary item                             $   (4,181)   $     2,388     $     9,195
                                                          ==========    ============    ===========
  Extraordinary item                                               -         (1,027)             -
                                                          ----------    ------------    -----------
  Net income (loss) applicable to common
    stockholder                                           $   (4,181)   $     1,361     $     9,195
                                                          ==========    ===========     ===========
Denominator:
  Weighted average common shares outstanding               5,721,827     10,309,553      18,552,486
  Dilutive effect of stock options and warrants
    outstanding                                                    -      1,628,930       1,273,738
  Incremental common shares issuable upon redemption
    of redeemable common stock                                     -        282,192               -
                                                          ----------    -----------    ------------
                                                           5,721,827     12,220,675      19,826,224
                                                          ==========    ===========    ============


As of December 31, 1998 and 1999, the Company had the following common stock equivalents that have not been included in the computation of diluted net income per share because to do so would have been antidilutive:


                               December 31, 1998                  December 31, 1999
                         ------------------------------     ------------------------------
                         Number of         Exercise         Number of        Exercise
                          Shares         Price Range          Shares        Price Range
                         ---------     ----------------     ---------     ----------------
Outstanding options        87,832      $18.62 to $22.13      103,000      $21.50 to $26.50
Outstanding warrants       51,485      $17.00 to $22.13       81,081      $21.50 to $30.50
                          -------                            -------
                          139,317                            184,081
                          -------                            -------


                    WASTE CONNECTIONS, INC. AND PREDECESSORS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


15. RELATED PARTY TRANSACTIONS

Advances

As of December 31, 1998, the Murrey Companies had non-interest bearing advances payable to one of their shareholders totaling $543. These advances were paid in full in 1999.


Shareholder Notes Payable

As of December 31, 1998, Cook's had notes payable to shareholders and other related parties totaling $863. These notes payable were secured by all assets of Cook's, carried an annual interest rate of 12% and were paid in full in December 1999.

Disposal Fees

During the years ended December 31, 1997, 1998 and 1999, the Murrey Companies paid $8,592, $8,816 and $10,328, respectively, in disposal fees to a landfill that is owned and operated by a company in which one of the Murrey Companies' shareholders has an approximate 33% ownership interest.


Shareholder Notes Receivable


Central, G&P, and Omega provided loans totaling $365 as of December 31, 1998 to shareholders of those corporations. These notes were non-interest bearing and repaid in 1999.


16. EMPLOYEE BENEFIT PLANS

WCI has a voluntary savings and investment plan (the "WCI 401(k) Plan"). The WCI 401(k) Plan is available to all eligible, non-union employees of WCI. Under the WCI 401(k) Plan, WCI's contributions are 40% of the first 5% of the employee's contributions. The Murrey Companies have a voluntary savings and investment plan (the "Murrey 401(k) Plan"). The Murrey 401(k) Plan is available to all eligible, non-union employees of the Murrey Companies. Under the Murrey 401(k) Plan, the Murrey Companies' contributions are at the discretion of management. During the years ended December 31, 1997, 1998 and 1999, the total 401(k) plan expense for the WCI and Murrey 401(k) plans was approximately $318, $394 and $848, respectively.

                    WASTE CONNECTIONS, INC. AND PREDECESSORS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes the unaudited consolidated quarterly results of operations as reported and as restated for poolings-of-interests for 1998 and 1999 (in thousands, except per share amounts):



                                                  FIRST              SECOND             THIRD             FOURTH
                                                 QUARTER             QUARTER           QUARTER           QUARTER
                                               ------------       ------------       ------------      ------------
Revenues:
      1998 as reported                         $      7,601       $     10,919       $     16,828      $     18,706
      1998 as restated                               18,099             22,208             28,486            29,594
Gross profit:
      1998 as reported                                2,204              3,486              5,636             6,159
      1998 as restated                                4,810              6,459              8,409             7,987
Income before extraordinary item:
      1998 as reported                                   35                538              1,042             1,158
      1998 as restated                                  519              1,164              1,050               572
Net income (loss):
      1998 as reported                                   34               (277)             1,042               946
      1998 as restated                                  519                349              1,050               360
Basic earnings (loss) per common share:
      1998 as reported                                (0.23)             (0.12)              0.12              0.10
      1998 as restated                                (0.01)              0.00               0.08              0.03
Diluted earnings (loss) per common share:
      1998 as reported                                (0.23)             (0.08)              0.10              0.09
      1998 as restated                                (0.01)              0.00               0.07              0.02
Revenues:
      1999 as reported                               30,883             40,219             48,610            60,391
      1999 as restated                               32,846             40,490             48,891            60,391
Gross profit:
      1999 as reported                               10,763             15,414             19,302            24,726
      1999 as restated                               11,440             15,494             19,403            24,726
Net income (loss):
      1999 as reported                               (4,362)             3,152              4,919             5,390
      1999 as restated                               (4,296)             3,162              4,939             5,390
Basic earnings (loss) per common share:
      1999 as reported                                (0.28)              0.18               0.26              0.26
      1999 as restated                                (0.27)              0.18               0.26              0.26
Diluted earnings (loss) per common share:
      1999 as reported                                (0.28)              0.16               0.24              0.25
      1999 as restated                                (0.27)              0.16               0.24              0.25

PART III

     Except as set forth above in Part I under "Executive Officers," the information required by Part III (Items 10 through 13) has been omitted from this report, and is incorporated by reference to the captions "Principal Stockholders," "Election of Directors" and "Executive Compensation" in our definitive Proxy Statement for the 2000 Annual Meeting of Stockholders, which we will file with the Commission pursuant to Regulation 14A within 120 days after the end of our 1999 fiscal year.


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

     (b) The following reports on Form 8-K were filed during the last quarter of our fiscal year ended December 31, 1999:

    On November 15, 1999, we filed a Form 8-K reporting the relocation of our corporate offices to 620 Coolidge Drive, Suite 350, Folsom, California 95630-3155.

    On November 24, 1999, we filed a Form 8-K reporting the acquisition of all of the outstanding capital stock of Denver Regional Landfill, Inc. ("DRL"), a Colorado corporation wholly owned by Allied Waste Systems Holdings, Inc., a wholly owned subsidiary of Allied Waste Industries, Inc. On the same date, Waste Connections of Colorado, Inc. ("WCIC"), a Delaware corporation that is a wholly owned subsidiary of WCI, acquired certain assets from Allied Waste Transportation Inc. ("AWT"), which is wholly owned by Allied Waste Industries, Inc.

     (c) See Exhibit Index immediately following signature pages.

SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Waste Connections, Inc.

                                      By:  /s/ Ronald J. Mittelstaedt
                                         ---------------------------------------
                                           Ronald J. Mittelstaedt
                                           President

Date: March 10, 2000

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                              TITLE                                                           DATE
---------                              -----                                                           ----


/s/   Ronald J. Mittelstaedt
      Ronald J. Mittelstaedt           Chairman, President and Director
                                       (principal executive officer)                                   March 10, 2000
/s/   Steven F. Bouck
      Steven F. Bouck                  Chief Financial Officer
                                       (principal financial officer)                                   March 10, 2000
/s/   Michael R. Foos
      Michael R. Foos                  Chief Accounting Officer and Vice President - Finance
                                       (principal accounting officer)                                  March 10, 2000
/s/   Eugene V. Dupreau
      Eugene V. Dupreau                Vice President - California Division and Director               March 10, 2000

/s/   Michael W. Harlan
      Michael W. Harlan                Director                                                        March 10, 2000

/s/   William J. Razzouk
      William J. Razzouk               Director                                                        March 10, 2000

/s/   Irmgard R. Wilcox
      Irmgard R. Wilcox                Controller - Northern Washington Division and
                                       Director                                                        March 10, 2000

WASTE CONNECTIONS, INC. AND PREDECESSORS

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 1997, 1998 and 1999
(in thousands)




                                                                     Additions
                                                            --------------------------    Deductions
                                              Balance at     Charged to      Charged     (Write-offs,       Balance
                                              Beginning      Costs and       to Other       Net of          at End
Description                                   of Period       Expenses       Accounts    Collections)      of Period
-----------                                  -----------    -----------    -----------   -----------     -----------
Deducted from asset accounts:
  Allowance for doubtful accounts:
  Predecessors combined:
    Nine months ended September 30, 1997           $ 81         $  139           $  -          $ (97)         $  123
  Waste Connections, Inc.:
    Year ended December 31, 1997                    244             79              -            (48)            275
    Year ended December 31, 1998                    275            626              -           (209)            692
    Year ended December 31, 1999                    692          1,549              5           (913)          1,333


EXHIBIT INDEX


EXHIBIT NUMBER         DESCRIPTION OF EXHIBITS
--------------         -----------------------
     3.1*              Amended and Restated Certificate of Incorporation of Waste Connections, in effect as of the date hereof

     3.2*              Amended and Restated By-Laws of Waste Connections, in effect as of the date hereof

     4.1*              Form of Common Stock Certificate

     4.2*              Amended and Restated Certificate of Incorporation

     4.3*              Amended and Restated Bylaws, effective March 18, 1998

     4.4-              Form of Senior Indenture

     4.5-              Form of Subordinated Indenture

    10.1***            Amended and Restating Revolving Credit Agreement, dated as of November 20, 1998, between
                       Waste Connections and various banks represented by BankBoston, N.A.

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

    10.4*              Form of Warrant Agreement

    10.5*              Warrant Agreement and related Anti-Dilution Agreement issued to Imperial Bank

    10.6*              Warrant Agreement and related Anti-Dilution Agreement issued to BankBoston, N.A.

    10.7*              Form of Stock Purchase Agreement dated as of September 30, 1997(3)

    10.8***            Form of Third Amended and Restated Investors' Rights Agreement dated as of
                       December 31, 1998 (3)

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

    10.18+*            Stock Purchase Agreement, dated as of February 4, 1998, among Waste Connections and the

EXHIBIT INDEX


EXHIBIT NUMBER      DESCRIPTION OF EXHIBITS
--------------      -----------------------
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

    10.20*          Form of Indemnification Agreement entered into by Waste Connections and each of its directors and officers

    10.21+#         Asset Purchase Agreement, dated as of June 1, 1998, by and among Waste Connections, Waste
                    Connections of Utah, Inc., Contractor's Waste, L.C., and Brad Kitchen, Heath Johnston, and
                    R. Scott McQuarrie

    10.22+##        Stock Purchase Agreement, dated as of June 5, 1998, by and among Waste Connections, B & B
                    Sanitation, Inc., Red Carpet Landfill, Inc., Darlin Equipment, Inc., Lyle J. Buller, Larue
                    A. Buller, the Lyle J. Buller Revocable Trust dated 10/11/96 and Larue A. Buller, Trustee of the Larue A. Buller Revocable Trust dated 10/11/96

    10.23++         Stock Purchase Agreement dated as of June 17, 1998, by and among Waste Connections, Arrow
                    Sanitary Service, Inc., Steven Giusto, Dennis Giusto, John Giusto, Michael Giusto and
                    Kenneth Giusto

    10.24++         Stock Purchase Agreement dated as of June 25, 1998, by and among Waste Connections, Curry
                    Transfer and Recycling, Oregon Waste Technology, Petty H. Smart, and A. Lewis Rucker

    10.25**+        Purchase and Sale Agreement dated as of June 25, 1998, by and between Petty H. Smart and
                    Waste Connections

    10.26**         Loan Agreement dated as of June 1, 1998 between Madera Disposal Systems, Inc. and the
                    California Pollution Control Financing Authority

    10.27**         Employment Agreement between Waste Connections and David M. Hall, dated as of July 8, 1998

    10.28+++        Agreement and Plan of Merger, dated as of July 30, 1998, by and among Waste Connections,
                    WCI Acquisition Corporation, Shrader Refuse and Recycling Service Company, Duane E.
                    Shrader, Myrlen A. Shrader, Daniel L. Shrader, Mark S. Shrader, Michael D. Shrader, and
                    Daren L. Shrader

    10.29+++        Purchase and Sale Agreement dated as of July 31, 1998, by and between Ambler Vincent
                    Development Company and Shrader Refuse and Recycling Service Company


EXHIBIT INDEX


EXHIBIT NUMBER     DESCRIPTION OF EXHIBITS
--------------     -----------------------
    10.30**+       Purchase Agreement, dated as of July 31, 1998, by and among Waste Connections,
                   Waste Connections of Nebraska, Inc., J & J Sanitation Inc., Big Red Roll Off
                   Inc., Garry L. Jeffords, Darin L. Mueller, Leslie J. Jeffords, Leland J.
                   Jeffords, Bradley Rowan, Great Plains Recycling, Inc., Roma L. Jeffords, Kristie
                   K. Mueller, Sheri L. Jeffords, and Betty L. Hargis

    10.31***+      Agreement and Plan of Merger dated as of October 22, 1998, by and among Waste
                   Connections, WCI Acquisition Corporation I, WCI Acquisition Corporation II, WCI
                   Acquisition Corporation III, WCI Acquisition Corporation IV, Murrey's Disposal
                   Company, Inc., American Disposal Company, Inc., D.M. Disposal Co., Inc., Tacoma
                   Recycling Company, Inc., the Murrey Trust UTA August 5, 1993, as amended, the
                   Bonnie L. Murrey Revocable Trust UTA August 5, 1993, as amended, Donald J.
                   Hawkins, and Irmgard R. Wilcox

    10.32****+     Purchase Agreement, dated as of December 11, 1998, by and among Waste
                   Connections, Butler County Landfill, Inc., Kobus Construction, Inc., Tom Kobus
                   and Debbie Kobus

    10.33####+     Amendment No. 1 to Purchase Agreement, dated as of January 7, 1999, by and among
                   WCI, Butler County Landfill, Inc., Kobus Construction, Inc., Tom Kobus and Debbie
                   Kobus

    10.34####+     Amendment No. 2 to Purchase Agreement, dated as of January 8, 1999, by and among
                   WCI, Butler County Landfill, Inc., Kobus Construction, Inc., Tom Kobus and Debbie
                   Kobus


EXHIBIT INDEX


EXHIBIT NUMBER     DESCRIPTION OF EXHIBITS
--------------     -----------------------

    10.35+         Stock Purchase Agreement dated as of November 30, 1998, by and among Waste
                   Connections, Amador Disposal Service, Inc., Mother Lode Sani-Hut, Inc., and
                   Robert N. Grunigen, Carla Grunigen, Carol Sesser and Gaye Sue Marchini, as
                   Trustees of the Marchini 1981 Trust, Bennie L. Ratto, Carol Sesser, John D.
                   Marchini, Gloria Lehman, Sandra Thomas, John H. Tillman and Jeffrey R. Tillman

EXHIBIT INDEX


EXHIBIT NUMBER      DESCRIPTION OF EXHIBITS
--------------      -----------------------
     10.36--+       Amended and Restated Stock Purchase Agreement dated as of March 31, 1999, by and among Waste Connections, Inc., Management Environmental National, Inc., RH
                    Financial Corporation and The Shareholder listed on Schedule A thereto


EXHIBIT INDEX

EXHIBIT NUMBER     DESCRIPTION OF EXHIBITS
--------------     -----------------------
    10.37---+      Acquisition Agreement dated as of August 11, 1999, by and among WCI Acquisition
                   Corporation I, Waste Connections, Inc., International Environmental Industries,
                   Inc., J.O. Stewart, Jr., Ralner Corporation, JOS Enterprises, Ltd. and
                   International Environmental Industries Equipment Company, L.P.

    10.38----+     Asset Purchase Agreement dated as of October 15, 1999, by and among Waste
                   Connections of Colorado, Inc., Allied Waste Transportation, Inc., BFI Services
                   Group, Inc. and Allied Waste Industries, Inc.

    10.39----+     Stock Purchase Agreement dated as of October 15, 1999, by and among Waste
                   Connections, Inc., Allied Waste Systems Holdings, Inc. and Allied Waste
                   Industries, Inc.

    10.40----+     Closing Agreement dated as of November 17, 1999, by and among Waste Connections,
                   Inc., Allied Waste Systems Holdings, Inc., Allied Waste Industries, Inc. and
                   Denver Regional Landfill, Inc.

    10.41----+     Agreement dated as of November 17, 1999, among Waste Connections of Colorado,
                   Inc., Allied Waste Transportation, Inc., BFI Services Group, Inc. and Allied
                   Waste Industries, Inc.


EXHIBIT INDEX

EXHIBIT NUMBER     DESCRIPTION OF EXHIBITS
--------------     -----------------------

    10.42          Employment Agreement between Waste Connections and James M. Little, dated as
                   September 13, 1999

    10.43          Employment Agreement between Waste Connections and Jerri L. Hunt, dated as of
                   October 25, 1999

    12.1-          Statement regarding computation of ratio of earnings to fixed charges

    12.2-          Statement of computation of pro forma ratio of earnings to combined fixed charges and preferred stock dividends

    21.1           Subsidiaries of Waste Connections

    23.1           Consent of Ernst & Young LLP, Independent Auditors.

    27.1           Financial Data Schedule

    99.1           Proxy Statement for Waste Connections' 2000 Annual Stockholders Meeting scheduled to be held May 24, 2000. (To be filed with the Commission prior to 120 days after
                   December 31, 1999, and incorporated by reference herein to the extent indicated
                   in Part III to this Form 10-K.)


------------------
    *              Incorporated by reference to the exhibits filed with Waste Connections'
                   Registration Statement on Form S-1, Registration No. 333-48029.

    **             Incorporated by reference to the exhibits filed with Waste Connections'
                   Registration Statement on Form S-4, Registration No. 333-59199.

    ***            Incorporated by reference to the exhibits filed with Waste Connections'
                   Registration Statement on Form S-4, Registration No. 333-65615.

    ****           Incorporated by reference to the exhibits filed with Waste Connections'
                   Registration Statement on Form S-1, Registration No. 333-70253.

    -              Incorporated by reference to the exhibits filed with Waste Connections'
                   Registration Statement on Form S-3, Registration No. 333- 87703.

    #              Incorporated by reference to the exhibit filed with Waste Connections' Form 8-K filed on June 15, 1998.

    ##             Incorporated by reference to the exhibit filed with Waste Connections' Form 8-K filed on June 22, 1998.

EXHIBIT INDEX

--------------
    ++             Incorporated by reference to the exhibit filed with Waste Connections' Form 8-K
                   Filed on August 11, 1998.

    ####           Incorporated by reference to the exhibit filed with Waste Connections' Form 8-K filed on January 13, 1999.

    --             Incorporated by reference to the exhibit filed with Waste Connections' Form 8-K filed on April 14, 1999.

    ---            Incorporated by reference to the exhibit filed with Waste Connections' Form 8-K filed on August 25, 1999.

    ----           Incorporated by reference to the exhibit filed with Waste Connections' Form 8-K filed on November 24, 1999.

    ###            Incorporated by reference to the exhibits filed with Waste Connections' Form S-8,
                   Registration No. 333-72113.

    +              Filed without exhibits and schedules (to be provided supplementally on request of the Commission).