Form 10-Q
period 2000-03-31
WASTE CONNECTIONS INC/DE
filed 2000-05-09
CIK 1057058

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

  FOR THE QUARTER ENDED MARCH 31, 2000            COMMISSION FILE NO. 0-23981


                             WASTE CONNECTIONS, INC.
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
         (State or other jurisdiction of incorporation or organization)

                                   94-3283464
                      (I.R.S. Employer Identification No.)


                 620 COOLIDGE DRIVE, SUITE 350, FOLSOM, CA 95630
                    (Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (916) 608-8200

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

As of May 1, 2000:                             21,509,040 Shares of Common Stock

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

     Condensed Consolidated Balance Sheets - December 31, 1999 and March 31,
          2000

     Condensed Consolidated Statements of Operations for the three months ended
          March 31, 1999 and 2000

     Condensed Consolidated Statements of Cash Flows for the three months ended
          March 31, 1999 and 2000

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
                   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                      (UNAUDITED)

                                                            DECEMBER 31, 1999    MARCH 31, 2000
                                                            -----------------    --------------
                                                                (RESTATED)
ASSETS
Current assets:
     Cash and equivalents                                        $   2,393          $   2,657
     Accounts receivable, less allowance for doubtful
          accounts of $1,460 at December 31, 1999 and
          $1,424 at March 31, 2000                                  28,600             30,892
     Prepaid expenses and other current assets                       3,529              3,872
                                                                 ---------          ---------
          Total current assets                                      34,522             37,421

Property and equipment, net                                        335,260            339,570
Intangible assets                                                  237,402            260,562
Other assets                                                        10,774             10,618
                                                                 ---------          ---------
                                                                 $ 617,958          $ 648,171
                                                                 =========          =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt and notes payable         $   2,669          $   2,729
     Accounts payable                                               20,282             19,857
     Deferred revenue                                                5,342              6,074
     Accrued liabilities                                            15,648             13,194
     Other current liabilities                                         355                355
                                                                 ---------          ---------
               Total current liabilities                            44,296             42,209

Long-term debt and notes payable, net                              275,520            303,010
Other long term liabilities                                          5,201              3,698
Deferred income taxes                                               74,438             74,609
Commitments and contingencies
Stockholders' equity:
Preferred stock $.01 par value; 10,000,000 shares
     authorized; none issued and outstanding                            --                 --
Common stock: $.01 par value; 50,000,000 shares
     authorized; 21,207,614  shares issued and
     outstanding at December 31, 1999, 21,338,269
     shares issued and outstanding at March 31, 2000                   212                213
Additional paid-in capital                                         209,157            209,554
Deferred stock compensation                                           (163)              (109)
Retained earnings                                                    9,297             14,987
                                                                 ---------          ---------
      Total stockholders' equity                                   218,503            224,645
                                                                 ---------          ---------
                                                                 $ 617,958          $ 648,171
                                                                 =========          =========

                             See accompanying notes.

                            WASTE CONNECTIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 2000
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                     ------------------------------
                                                         1999              2000
                                                     ------------      ------------
                                                      (RESTATED)
Revenues                                             $     33,178      $     64,011
Operating Expenses:
     Cost of operations                                    21,636            36,804
     Selling, general and administrative                    2,928             5,391
     Depreciation and amortization                          2,563             5,986
     Stock compensation                                        70                54
     Acquisition related expenses                           7,800               150
                                                     ------------      ------------
Income (loss) from operations                              (1,819)           15,626

Interest expense                                           (1,057)           (5,894)
Other income (expense), net                                   (36)               (6)
                                                     ------------      ------------
Income (loss) before income tax provision                  (2,912)            9,738

Income tax provision                                       (1,367)           (4,048)
                                                     ------------      ------------
Net income (loss)                                    $     (4,279)     $      5,690
                                                     ============      ============
Basic income (loss) per common share:                $      (0.27)     $       0.27
                                                     ============      ============
Diluted income (loss) per common share:              $      (0.27)     $       0.26
                                                     ============      ============
Shares used in calculating basic income (loss)
   per share                                           15,980,164        21,322,110
                                                     ============      ============
Shares used in calculating diluted income (loss)
  per share                                            15,980,164        21,976,094
                                                     ============      ============

                             See accompanying notes.

                             WASTE CONNECTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                  THREE MONTHS
                                                                                 ENDED MARCH 31,
                                                                            -----------------------
                                                                               1999          2000
                                                                            ---------      --------
                                                                            (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                            $ (4,279)     $  5,690
Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
     Gain on sale of assets                                                       (37)           --
     Depreciation                                                               1,804         4,258
     Amortization of intangibles                                                  759         1,728
     Amortization of debt issuance costs, debt guarantee fees and
          accretion of discount on long term debt                                   9           135
     Stock issued for compensation and services                                   714            54
      Net change in operating assets and liabilities, net of acquisitions       2,373        (5,227)
                                                                             --------      --------
Net cash provided by operating activities                                       1,343         6,638

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of property and equipment                                 145             1
     Payments for acquisitions, net of cash acquired                          (73,137)      (28,282)
     Capital expenditures for property and equipment                           (2,332)       (4,992)
     (Increase) decrease in other assets                                          (61)           73
                                                                             --------      --------
Net cash used in investing activities                                         (74,189)      (33,200)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings                                                  85,600        33,500
     Principal payments on long-term debt                                     (75,636)       (6,949)
     Proceeds from sale of common stock                                        65,041            --
     Payment of dividends                                                        (340)           --
     Proceeds from options and warrants                                            97           328
     Debt issuance costs                                                         (573)          (53)
                                                                             --------      --------
Net cash provided by financing activities                                      74,189        26,826
                                                                             --------      --------
Net increase in cash and equivalents                                              147           264
Cash and equivalents at beginning of period                                     3,351         2,393
                                                                             --------      --------
Cash and equivalents at end of period                                        $  3,498      $  2,657
                                                                             ========      ========

                                See accompanying notes.

                             WASTE CONNECTIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
           (Dollars in thousands, except share and per share amounts)

1. BASIS OF PRESENTATION AND SUMMARY

The accompanying statements of operations and cash flows relate to Waste Connections, Inc. and its subsidiaries (the "Company") for the three month periods ended March 31, 1999 and 2000. The consolidated financial statements of the Company include the accounts of Waste Connections, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

The Company's consolidated balance sheet as of March 31, 2000, the consolidated statements of operations for the three months ended March 31, 2000 and 1999, and the consolidated statements of cash flows for the three months ended March 31, 2000 and 1999 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented. The consolidated financial statements presented herein should be read in conjunction with the Company's annual report on Form 10-K.

The Company has also restated its previously issued financial statements as of December 31, 1999 and for the three months ended March 31, 1999 to reflect the acquisition of Waste Wranglers, Inc. (Note 3) consummated during the three months ended March 31, 2000 and accounted for using the pooling-of -interests method of accounting.

2. ACQUISITIONS

For the three months ended March 31, 2000, the Company acquired 7 solid waste collection businesses that were accounted for using the purchase method of accounting. The aggregate consideration for these acquisitions was approximately $28,282. The purchase prices have been allocated to the identified intangible assets and tangible assets acquired based on fair values at the dates of acquisition, with any residual amounts allocated to goodwill.

During the three months ended March 31, 2000, the Company merged with Waste Wranglers, Inc. This transaction was accounted for as a pooling-of-interests, whereby the Company issued an aggregate of 101,264 shares of its common stock for all of the outstanding shares of Waste Wranglers, Inc. In connection with the merger, the Company incurred transaction-related costs of approximately $150, which were charged to operations in the first quarter of 2000.

                             WASTE CONNECTIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
           (Dollars in thousands, except share and per share amounts)

3.   EARNINGS PER SHARE CALCULATION

The following table sets forth the numerator and denominator used in the computation of earnings per common share:

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                 -------------------------------
                                                     1999               2000
                                                 ------------        -----------
Numerator:
   Net income (loss)                             $     (4,279)       $     5,690
                                                 ============        ===========
Denominator:
   Basic shares outstanding                        15,980,164         21,322,110
   Dilutive effect of options & warrants                   --            653,984
                                                 ------------        -----------
   Diluted shares outstanding                      15,980,164         21,976,094
                                                 ============        ===========

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

FORWARD-LOOKING STATEMENTS

Certain statements included in this Quarterly Report on Form 10-Q, including, without limitation, information appearing under Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934) that involve risks and uncertainties. Factors set forth under the caption "Risk Factors" in the Company's Registration Statement could affect our actual results and could cause our actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, Waste Connections in this Quarterly Report on Form 10-Q.

OVERVIEW

Waste Connections, Inc. is a regional, integrated solid waste services company that provides solid waste collection, transfer, disposal and recycling services in secondary markets of the Western U.S. As of March 31, 2000, we served more than 515,000 commercial, industrial and residential customers in California, Idaho, Kansas, Minnesota, Nebraska, Oklahoma, Oregon, South Dakota, Utah, Washington, Wyoming, Iowa, Texas, New Mexico, and Colorado. We currently own 60 collection operations and operate or own 22 transfer stations, 16 Subtitle D landfills and 17 recycling facilities.

We generally intend to pursue an acquisition-based growth strategy and as of March 31, 2000 had acquired 97 businesses since our inception in September 1997. The results of operations of these acquired businesses have been included in our financial statements only from the respective dates of acquisition, except eight acquisitions accounted for under the pooling-of-interests method of accounting, which are included for all periods presented. We anticipate that a substantial part of our future growth will come from acquiring additional solid waste collection, transfer and disposal businesses and, therefore, it is expected that additional acquisitions could continue to affect period-to-period comparisons of our operating results.

GENERAL

Our revenues consist mainly of fees we charge customers for solid waste collection, transfer, disposal and recycling services. A large part of our collection revenues come from providing commercial, industrial and residential services. We frequently perform these services under service agreements or franchise agreements with counties or municipal contracts. County franchise agreements and municipal contracts generally last from one to ten years. Our existing franchise agreements and all of our existing municipal contracts give Waste Connections the exclusive right to provide specified waste services in the specified territory during the contract term. These exclusive arrangements are awarded, at least initially, on a competitive bid basis and subsequently on a bid or negotiated basis. We also provide residential collection services on a subscription basis with individual households. More than 50% of our revenues for the three months ended March 31, 2000 were derived from services provided under exclusive franchise agreements, long term municipal contracts and governmental certificates. Governmental certificates grant Waste Connections perpetual and exclusive collection rights in the covered areas. Contracts with counties and municipalities and governmental certificates provide relatively consistent cash flow during the terms of the contracts. Because we bill most residential customers quarterly, subscription agreements also provide a stable source of revenues for Waste Connections. Our collection business also generates revenues from the sale of recyclable commodities.

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

Costs of operations include labor, fuel, equipment maintenance and tipping fees paid to third party disposal facilities, worker's compensation and vehicle insurance, the cost of materials we purchase for recycling, third party transportation expense, district and state taxes and host community fees and royalties. As of March 31, 2000, Waste Connections owned and/or operated 22 transfer stations, which reduce our costs by allowing us to use collection personnel and equipment more efficiently and by consolidating waste to gain more favorable disposal rates that may be available for larger quantities of waste.

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

Waste Connections capitalizes some third-party expenditures related to pending acquisitions or development projects, such as legal and engineering expenses. We expense indirect acquisition costs, such as executive and corporate overhead, public relations and other corporate services, as we incur them. We charge against net income any unamortized capitalized expenditures and advances (net of any portion that we believe we may recover, through sale or otherwise) that relate to any operation that is permanently shut down and any pending acquisition or landfill development project that is not completed. We routinely evaluate all capitalized costs, and expense those related to projects that we believe are not likely to succeed. As of March 31, 2000, Waste Connections had no capitalized interest relating to landfill development projects and approximately $186,000 in capitalized expenditures relating to pending acquisitions.

We accrue for estimated landfill closure and post-closure maintenance costs at the landfills we own. Under applicable regulations, Waste Connections and Madera County, as operator and owner, respectively, are jointly liable for closure and post-closure liabilities with respect to the Fairmead Landfill. We have not accrued for such liabilities because Madera County, as required by state law, has established a special fund into which it deposits a portion of tipping fee surcharges to pay such liabilities. Consequently, we do not believe that Waste Connections had any financial obligation for closure and post-closure costs for the Fairmead Landfill as of March 31, 2000. We will have additional material financial obligations relating to closure and post-closure costs of the other disposal facilities that we currently own or operate and that we may own or operate in the future. Waste Connections accrues and will accrue for those obligations, based on engineering estimates of consumption of permitted landfill airspace over the useful life of such landfills.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 2000

The following table sets forth items in Waste Connections' consolidated statement of operations as a percentage of revenues for the periods indicated.

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                     --------------------------
                                                      1999               2000
                                                     ------             ------
Revenues                                              100.0%             100.0%
Cost of operations                                     65.2               57.5
Selling, general and
administrative expenses                                 8.8                8.4
Depreciation and
    amortization expense                                7.7                9.4
Stock compensation                                      0.2                0.1
Acquisition related expenses                           23.5                0.2
Operating income (loss)                                (5.5)              24.4
                                                     ------             ------
Interest expense, net                                  (3.2)              (9.2)
Other income (expense), net                            (0.1)               0.0
Income tax benefit (expense )                          (4.1)              (6.3)
                                                     ------             ------
Net income (loss)                                     (12.9)%              8.9%
                                                     ======             ======
EBITDA margin(1)                                       25.9%              34.1%
                                                     ======             ======

----------

(1) EBITDA margin represents EBITDA expressed as a percentage of revenues. EBITDA represents earnings presented above before interest, income taxes, depreciation and amortization expense, acquisition related expenses, and stock compensation expense. EBITDA is not a measure of cash flow, operating results or liquidity, as determined in accordance with generally accepted accounting principles.

Revenues. Total revenues increased $30.8 million, or 92.9%, to $64.0 million for the three months ended March 31, 2000 from $33.2 million for the three months ended March 31, 1999. The increase was primarily attributable to the inclusion of the acquisitions closed throughout the balance of 1999 and the first quarter of 2000, selected price increases and a nominal contribution from growth in the existing business.

Cost of Operations. Total cost of operations increased $15.2 million, or 70.1%, to $36.8 million for the three months ended March 31, 2000 from $21.6 million for the three months ended March 31, 1999. The increase was primarily attributable to acquisitions closed over the course of 1999 and during the three months ended March 31, 2000, offset by greater integration of collection volumes into landfills we own or operate. Cost of operations as a percentage of revenues declined 7.7% to 57.5% for the three months ended March 31, 2000 from 65.2% for the three months ended March 31, 1999. The decrease as a percentage of revenues was primarily attributable to the effect of tuck-in acquisitions closed during the course of 1999 and during the three months ended March 31, 2000, economies of scale from the greater revenue base, greater integration of collection volumes into landfills we own or operate and selective price increases.

SG&A. SG&A expenses increased $2.5 million, or 84.1%, to $5.4 million for the three months ended March 31, 2000 from $2.9 million for the three months ended March 31, 1999. Our SG&A increased as a result of additional personnel from companies acquired and some additional corporate overhead to accommodate our growth. SG&A as a percentage of revenues declined 0.4% to 8.4% for the three months ended March 31, 2000 from 8.8% for the three months ended March 31, 1999. The decline in SG&A as a percentage of revenues was a result of spreading of overhead expenses over a larger base of revenue from the acquisitions completed in the course of 1999 and during the three months ended March 31, 2000, offset by increases in corporate overhead.

Depreciation and Amortization. Depreciation and amortization expense increased $3.4 million, or 133.6%, to $6.0 million for the three months ended March 31, 2000 from $2.6 million for the three months ended March 31, 1999. The increase resulted primarily from the acquisitions and the inclusion of their depreciation and amortization as well as the amortization of goodwill and other intangible assets associated with such acquisitions. Depreciation and amortization as a percentage of revenues increased 1.7% to 9.4% for the three months ended March 31, 2000 from 7.7% for the three months ended March 31, 1999. The increase in depreciation and amortization as a percentage of revenues was primarily a result of amortization of goodwill associated with acquisitions and a higher proportion of landfill revenues, which have higher variable depletion costs than collection.

Stock Compensation Expense. Stock compensation expense decreased $16,000, or 22.9%, to $54,000 for the three months ended March 31, 2000 from $70,000 for the three months ended March 31, 1999. Our stock compensation expense is attributable to the valuation of common stock options and warrants with exercise prices less than the estimated fair value of our common stock on the date of the grant and relates solely to stock options granted prior to the initial public offering in May 1998. Our stock compensation expense in 2000 consists of continued amortization of deferred stock compensation recorded in 1998 at the time of the initial public offering. The decrease in the amortization of deferred stock compensation for the three months ended March 31, 2000, compared to the three months ended March 31, 1999, was due to the amortization of the deferred stock compensation over the vesting periods of the related options.

Acquisition Related Expenses. Acquisition related expenses decreased $7.7 million, or 98.1% to $150,000 for the three months ended March 31, 2000 from $7.8 million for the three months ended March 31, 1999. The acquisition related expenses were related to commissions, professional fees and other direct costs resulting from one acquisition that was accounted for using the pooling-of-interests method in the quarter ending March 31, 2000. The decrease was related to a decline in the number, size and complexity of acquisitions accounted for using the pooling-of-interest method in the three months ended March 31, 2000 relative to the three acquisitions that were accounted for using poolings-of-interests method, including the Murrey's Companies acquisition, in the three months ended March 31, 1999.

Operating Income (Loss). Operating income increased $17.4 million to $15.6 million for the three months ended March 31, 2000 from a loss of $1.8 million for the three months ended March 31, 1999. The increase was primarily attributable to the inclusion of acquisitions closed in the last year, economies of scale from a greater revenue base, greater integration of collection volumes into landfills we own or operate, selective price increases, and the large decline in acquisition related expenses. This was offset by higher depreciation and amortization and SG&A expenses. Operating income as a percentage of revenues increased 29.9% to 24.4% for the three months ended March 31, 2000 from a loss of 5.5% for the three months ended March 31, 1999. The increase before acquisition related expenses is attributable to the improvement in gross margins coupled with declines in SG&A expenses as a percentage of revenue offset by increases in depreciation and amortization as a percentage of revenue.

Interest Expense. Interest expense increased $4.8 million, or 457.6%, to $5.9 million for the three months ended March 31, 2000 from $1.1 million for the three months ended March 31, 1999. The increase was primarily attributable to higher debt levels incurred to fund certain of our acquisitions and higher interest rates on our revolving credit facility.

Provision for Income Taxes. Income taxes increased $2.7 million to $4.1 million for the three months ended March 31, 2000 from $1.4 million for the three months ended March 31, 1999. The effective income tax rate for the three months ended March 31, 2000, before acquisition related and stock compensation expenses was 40.7%, which is above the federal statutory of 35.0% rate as the result of state and local taxes and non-deductible goodwill associated with certain acquisitions.

Net Income (Loss). Net income increased by $10.0 million to $5.7 million for the three months ended March 31, 2000, from a net loss of $4.3 million for the three months ended March 31, 1999. The increase was primarily attributable to the inclusion of acquisitions closed in the last year, economies of scale from a greater revenue base, greater integration of collection volumes into landfills we own or operate, selective price increases and the large decline in acquisition related expenses. This was offset by higher depreciation and amortization, SG&A and interest expense.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, we had a working capital deficit of $4.8 million, including cash and equivalents of $2.7 million. Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains available after satisfying our working capital and capital expenditure requirements to reduce our indebtedness under our bank revolving credit facility and to minimize our cash balances.

We have a $315 million revolving credit facility with a syndicate of banks for which BankBoston, N.A. acts as agent, which is secured by virtually all assets of Waste Connections, including our interest in the equity securities of our subsidiaries. The credit facility matures in 2004 and bears interest at a rate per annum equal to, at our discretion, either: (i) the BankBoston Base Rate; or
(ii) the Eurodollar Rate plus, in each case, applicable margin. The credit facility requires us to maintain certain financial ratios and satisfy other predetermined requirements, such as minimum net worth, net income and limits on capital expenditures. It also requires the lenders' approval of acquisitions in certain circumstances. As of March 31, 2000, an aggregate of approximately $275.8 million was outstanding under our credit facility, and the interest rate on outstanding borrowings under the credit facility was approximately 8.2%. We expect to incur additional borrowings to fund acquisitions during the remainder of 2000. We are currently negotiating a new credit facility which, upon closing, should give us the resources to continue executing our acquisition strategy.

For the three months ended March 31, 2000, net cash provided by operations was approximately $6.6 million. $5.2 million of net cash provided by operations was used to fund an increase in working capital (net of acquisitions) for the period.

For the three months ended March 31, 2000, net cash used by investing activities was $33.2 million. Of this, $28.3 million was used to fund the cash portion of acquisitions. Cash used for capital expenditures was $5.0 million, which was primarily for investments in fixed assets, consisting primarily of trucks, containers and other equipment.

For the three months ended March 31, 2000, net cash provided by financing activities was $26.8 million, which was provided by net borrowings under our various debt arrangements.

Capital expenditures relating to existing businesses for the remainder of 2000 are currently expected to be approximately $20 million. We intend to fund our remaining planned 2000 capital expenditures principally through internally generated funds and borrowings under our existing credit facility. We intend to fund our future acquisitions and capital requirements through additional borrowings under our credit facility and funds raised from sale of our equity securities under appropriate market conditions. We believe that the credit facility and the funds expected to be generated from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future. However, increased use of debt to fund our capital requirements will increase our interest expense. It may also raise our debt-to-equity ratio, which could hinder our ability to obtain additional credit. If we are unable to obtain additional debt financing or to sell additional equity securities in the future, we may be unable to fund future acquisitions, which could cause a decline in the growth rate of our revenues.

                             WASTE CONNECTIONS, INC.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There is no current proceeding or litigation involving Waste Connections that we believe will have a material adverse impact on our business, financial condition, results of operations or cash flows.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

27.  Financial Data Schedule

(b)  Reports on Form 8-K:

On January 27, 2000, we filed a report on Form 8-K/A amending the report on Form 8-K filed November 24, 1999, to report that financial statements relating to our acquisitions of Denver Regional Landfill, Inc. and certain assets of Allied Waste Transportation, Inc. were not required to be filed in connection with the November 24, 1999, Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

          WASTE CONNECTIONS, INC.

          BY: /s/  Ronald J. Mittelstaedt                    Date:  May  9, 2000
              -------------------------------------
              Ron J. Mittelstaedt,
              President and Chief Executive Officer


         BY:  /s/  Steven F. Bouck                           Date:  May  9, 2000
              -------------------------------------
              Steven F. Bouck,
              Vice President and Chief Financial
                Officer

                    WASTE CONNECTIONS, INC. AND PREDECESSORS

                                    FORM 10-Q
                                INDEX TO EXHIBITS


27  Financial Data Schedule