Form 10-Q
period 2000-06-30
WASTE CONNECTIONS INC/DE
filed 2000-08-07
CIK 1057058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2000           COMMISSION FILE NO. 0-23981

WASTE CONNECTIONS, INC.
 (Exact name of registrant as specified in its charter)

DELAWARE
(State or other jurisdiction of incorporation or organization)

94-3283464
(I.R.S. Employer Identification No.)

620 Coolidge Drive, Suite 350, Folsom CA 95630
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

As of August 4, 2000:           21,511,466 Shares of Common Stock

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements

     Waste Connections, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
 (Unaudited)

	December 31, 1999	June 30, 2000

	(Restated)

ASSETS
Current assets:
Cash and equivalents	$2,393	$2,496
Accounts receivable, less allowance for doubtful
accounts of $1,460 at December 31, 1999 and
$2,150 at June 30, 2000	28,600	37,379
Prepaid expenses and other current assets	3,529	4,507

Total current assets	34,522	44,382

Property and equipment, net	335,260	352,402
Intangible assets, net	237,402	324,578
Other assets, net	10,774	13,144

	$617,958	$734,506

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,044	$2,270
Accounts payable	20,282	23,265
Deferred revenue	5,342	8,460
Accrued liabilities	15,648	15,499
Other current liabilities	355	355

Total current liabilities	44,671	49,849

Long-term debt and notes payable	275,145	374,789
Other long-term liabilities	5,201	4,570
Deferred income taxes	74,420	74,591
Commitments and contingencies
Stockholders’ equity:
Preferred stock $.01 par value; 7,500,000 shares
authorized; none issued and outstanding	—	—
Common stock: $.01 par value; 50,000,000 shares
authorized; 21,209,665 shares issued and
outstanding at December 31, 1999, 21,511,466
shares issued and outstanding at June 30, 2000	212	215
Additional paid-in capital	209,157	209,559
Deferred stock compensation	(163)	(54)
Retained earnings	9,315	20,987

Total stockholders’ equity	218,521	230,707

	$617,958	$734,506

See accompanying notes.

Waste Connections, Inc.
Condensed Consolidated Statements of Operations
Three and Six Months Ended June 30, 1999 and 2000
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended

	June 30,		June 30,

	1999	2000	1999	2000

	(Restated)		(Restated)

Revenues	$40,901	$76,022	$74,079	$140,033
Operating Expenses:
Cost of operations	25,275	44,049	46,911	80,853
Selling, general and administrative	3,380	6,401	6,308	11,792
Depreciation and amortization	3,123	6,599	5,686	12,584
Stock compensation	70	54	140	109
Acquisition related expenses	1,005	-	8,805	150

Income from operations	8,048	18,919	6,229	34,545

Interest expense	(2,195)	(7,828)	(3,252)	(13,722)
Other income (expense), net	38	(938)	2	(932)

Income before income tax provision	5,891	10,153	2,979	19,891

Income tax provision	(2,707)	(4,171)	(4,081)	(8,219)

Net income (loss)	$3,184	$5,982	$(1,102)	$11,672

Basic earnings per common share:
Net income (loss) per common share	$0.18	$0.28	$(0.06)	$0.55

Diluted earnings per common share:
Net income (loss) per common share	$0.16	$0.27	$(0.06)	$0.53

Shares used in the per share calculations:
Basic	18,167,174	21,506,094	17,080,730	21,414,500
Diluted	19,542,372	22,136,247	17,080,730	22,050,855

Waste Connections, Inc.
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 1999 and 2000
(in thousands)
(Unaudited)

	Six Months
	Ended June 30,

	1999	2000

	(Restated)

Cash flows from operating activities:
Net income (loss)	$(1,102)	$11,672
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Loss (gain) on sale of assets	(15)	939
Depreciation	4,049	8,794
Amortization of intangibles	1,637	3,790
Amortization of debt issuance costs and debt guarantee fees	50	342
Stock issued for compensation and services	784	109
Changes in operating assets and liabilities, net of effects from acquisitions:	4,195	(5,230)

Net cash provided by operating activities	9,598	20,416

Cash flows from investing activities:
Proceeds from sale of property and equipment	235	55
Payments for acquisitions, net of cash acquired	(103,051)	(106,244)
Capital expenditures for property and equipment	(6,137)	(10,254)
(Increase) decrease in other assets	(56)	(122)

Net cash used in investing activities	(109,009)	(116,565)

Cash flows from financing activities:
Proceeds from borrowings	130,705	112,963
Principal payments on long-term debt and notes payable	(89,624)	(15,311)
Proceeds from sale of common stock	65,041	—
Payment of dividends	(458)	—
Proceeds from options and warrants	1,558	329
Debt issuance costs	(689)	(1,729)

Net cash provided by financing activities	106,533	96,252

Net increase in cash and equivalents	7,122	103
Cash and equivalents at beginning of period	3,351	2,393

Cash and equivalents at end of period	$10,473	$2,496

See accompanying notes.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

1. BASIS OF PRESENTATION AND SUMMARY

The accompanying statements of operations and cash flows relate to Waste Connections, Inc. and its subsidiaries (the "Company") for the three and six month periods ended June 30, 1999 and 2000. The consolidated financial statements of the Company include the accounts of Waste Connections, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

The Company’s consolidated balance sheet as of June 30, 2000, the consolidated statements of operations for the three and six months ended June 30, 2000 and 1999, and the consolidated statements of cash flows for the six months ended June 30, 1999 and 2000 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. The consolidated financial statements presented herein should be read in conjunction with the Company's annual report on Form 10-K and the Company’s current report on Form 8-K dated July 24, 2000.

The Company has also restated its previously issued financial statements as of and for the three and six months ended June 30, 1999 to reflect the acquisitions consummated during the six months ended June 30, 2000, accounted for using the pooling-of –interests method of accounting (Note 3).

2. LONG-TERM DEBT

On May 16, 2000, the Company entered into a new revolving credit facility with a syndicate of banks for which Fleet Boston Financial Corporation acts as agent (the “Credit Facility”). The maximum amount available under the Credit Facility is $425,000 (including stand-by letters of credit) and the borrowings bear interest at various fixed and/or variable rates at the Company’s option (approximately 9.4% as of June 30, 2000). The Credit Facility replaced an existing revolving credit facility. The Credit Facility allows for the Company to issue up to $40,000 in stand-by letters of credit. The Credit Facility requires quarterly payments of interest and it matures in May 2005. Borrowings under the Credit Facility are secured by virtually all of the Company’s assets. The Credit Facility requires the Company to pay an annual commitment fee equal to 0.375% of the unused portion of the Credit Facility. The Credit Facility places certain business, financial and operating restrictions on the Company relating to, among other things, the incurrance of additional indebtedness, investments, acquisitions, asset sales, mergers, dividends, distributions and repurchases and redemption of capital stock. The Credit Facility also requires that specified financial ratios and balances be maintained.

3. ACQUISITIONS

For the six months ended June 30, 2000, the Company acquired 14 solid waste collection businesses that were accounted for using the purchase method of accounting. The aggregate consideration for these acquisitions was approximately $106,244.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

The purchase prices have been allocated to the identified intangible assets and tangible assets acquired based on fair values at the dates of acquisition, with any residual amounts allocated to goodwill.

During the six months ended June 30, 2000, the Company merged with Waste Wranglers, Inc. This transaction was accounted for as a pooling-of-interests, whereby the Company issued an aggregate of 103,315 shares of its common stock for all of the outstanding shares of Waste Wranglers, Inc. In connection with the merger, the Company incurred transaction-related costs of approximately $150, which were charged to operations in the first six months of 2000.

4.   EARNINGS PER SHARE CALCULATION

The following table sets forth the numerator and denominator used in the computation of earnings per share:
	Three Months		Six Months
	Ended June 30,		Ended June 30,

	1999	2000	1999	2000

Numerator:
Income (loss)	$3,184	$5,982	$(1,102)	$11,672

Denominator:
Basic shares outstanding	18,167,174	21,506,094	17,080,730	21,414,500
Dilutive effect of options and warrants	1,375,198	630,153	—	636,355

Diluted Shares Outstanding	19,542,372	22,136,247	17,080,730	22,050,855

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

FORWARD LOOKING STATEMENTS

Certain statements included in this Quarterly Report on Form 10-Q, including, without limitation, information appearing under Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934) that involve risks and uncertainties. Factors set forth herein and from time to time in our other filings with the Securities and Exchange Commission could affect our actual results and could cause our actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, Waste Connections in this Quarterly Report on Form 10-Q.

OVERVIEW

Waste Connections, Inc. is a regional, integrated solid waste services company that provides solid waste collection, transfer, disposal and recycling services in secondary markets of the Western U.S. As of June 30, 2000, we served more than 600,000 commercial, industrial and residential customers in California, Colorado, Iowa, Kansas, Minnesota, Montana, Nebraska, New Mexico, Oklahoma, Oregon, South Dakota, Texas, Utah, Washington, and Wyoming. We currently own 54 collection operations and operate or own 24 transfer stations, 17 Subtitle D landfills and 17 recycling facilities.

We intend to pursue an acquisition-based growth strategy and as of June 30, 2000, had acquired 105 businesses since inception in September 1997. The results of operations of these acquired businesses have been included in our financial statements only from the respective dates of acquisition, except eight acquisitions accounted for under the pooling-of-interests method of accounting, which are included for all periods presented. We anticipate that a substantial part of our future growth will come from acquiring additional solid waste collection, transfer and disposal businesses and, therefore, we expect that additional acquisitions could continue to affect period-to-period comparisons of our operating results.

GENERAL

Our revenues consist mainly of fees we charge customers for solid waste collection, transfer, disposal and recycling services. A large part of our collection revenues come from providing commercial, industrial and residential services. We frequently perform these services under service agreements or franchise agreements with counties or municipal contracts. County franchise agreements and municipal contracts generally last from one to ten years. Our existing franchise agreements and all of our existing municipal contracts give Waste Connections the exclusive right to provide specified waste services in the specified territory during the contract term. These exclusive arrangements are awarded, at least initially, on a competitive bid basis and subsequently on a bid or negotiated basis. We also provide residential collection services on a subscription basis with individual households. More than 50% of our revenues for the six months ended June 30, 2000 were derived from services provided under exclusive franchise agreements, long-term municipal contracts and governmental certificates. Governmental certificates grant Waste Connections perpetual and exclusive collection rights in the covered areas. Contracts with counties and municipalities and governmental certificates provide relatively consistent cash flow during the terms of the contracts. Because we bill most residential customers quarterly, subscription agreements provide a stable source of revenues for Waste Connections. Our collection business also generates revenues from the sale of recyclable commodities.

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

Costs of operations include labor, fuel, equipment maintenance and tipping fees paid to third party disposal facilities, worker's compensation and vehicle insurance, the cost of materials we purchase for recycling, third party transportation expense, district and state taxes and host community fees and royalties. As of June 30, 2000, Waste Connections owned and/or operated 23 transfer stations, which reduce our costs by allowing us to use collection personnel and equipment more efficiently and by consolidating waste to gain more favorable disposal rates that may be available for larger quantities of waste.

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

Waste Connections capitalizes some third-party expenditures related to pending acquisitions or development projects, such as legal and engineering expenses. We expense indirect acquisition costs, such as executive and corporate overhead, public relations and other corporate services, as we incur them. We charge against net income any unamortized capitalized expenditures and advances (net of any portion that we believe we may recover, through sale or otherwise) that relate to any operation that is permanently shut down and any pending acquisition or landfill development project that is not completed. We routinely evaluate all capitalized costs, and expense those related to projects that we believe are not likely to succeed. As of June 30, 2000, Waste Connections had no capitalized expenditures relating to landfill development projects and approximately $113,000 in capitalized expenditures relating to pending acquisitions.

We accrue for estimated landfill closure and post-closure maintenance costs at the landfills we own. Under applicable regulations, Waste Connections and Madera County, as operator and owner, respectively, are jointly liable for closure and post-closure liabilities with respect to the Fairmead Landfill. We have not accrued for such liabilities because Madera County, as required by state law, has established a special fund into which it deposits a portion of tipping fee surcharges to pay such liabilities. Consequently, we do not believe that the Company had any financial obligation for closure and post-closure costs for the Fairmead Landfill as of June 30, 2000. We will have additional material financial obligations relating to closure and post-closure costs of the other disposal facilities that we currently own or operate and that we may own or operate in the future. Waste Connections accrues and will accrue for those obligations, based on engineering estimates of consumption of permitted landfill airspace over the useful life of any such landfill.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 2000

The following table sets forth items in Waste Connections’ consolidated statement of operations as a percentage of revenues for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	1999	2000	1999	2000

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of operations	61.8	57.9	63.3	57.7
Selling, general and
administrative expenses	8.3	8.4	8.5	8.4
Depreciation and
amortization expense	7.6	8.7	7.7	9.0
Stock compensation	0.2	0.1	0.2	0.1
Acquisition related expenses	2.5	0.0	11.9	0.1

Operating income (loss)	19.7	24.9	8.4	24.7
Interest expense, net	(5.4)	(10.3)	(4.4)	(9.8)
Other income (expense), net	0.1	(1.2)	0.0	(0.7)
Income tax benefit (expense)	(6.6)	(5.5)	(5.5)	(5.9)

Net income (loss)	7.8%	7.9%	(1.5%)	8.3%

EBITDA margin(1)	29.9%	33.6%	28.2%	33.8%

(1) EBITDA margin represents EBITDA expressed as a percentage of revenues. EBITDA represents earnings presented above before interest, income taxes, depreciation and amortization expense, acquisition related expenses, and stock compensation expense. EBITDA is not a measure of cash flow, operating results or liquidity, as determined in accordance with generally accepted accounting principles.

Revenues. Total revenues increased $35.1 million, or 85.9%, to $76.0 million for the three months ended June 30, 2000 from $40.9 million for the three months ended June 30, 1999. Revenues for the six months ended June 30, 2000 increased $66.0 million, or 89.0%, to $140.0 million from $74.1 million for the six months ended June 30, 1999. The increase was primarily attributable to the inclusion of the acquisitions closed in the last year with a nominal contribution from growth in the existing businesses.

Cost of Operations. Total cost of operations increased $18.8 million, or 74.3%, to $44.0 million for the three months ended June 30, 2000 from $25.3 million for the three months ended June 30, 1999. Cost of operations for the six months ended June 30, 2000 increased $33.9 million, or 72.4%, to $80.9 million from $46.9 million for the six months ended June 30, 1999. The increase was primarily attributable to cost of operations of the acquisitions closed in the last year, offset by economies of scale from the greater revenue base, greater integration of collection volumes into landfills we own or operate, elimination of private company expenses and selective price increases. Cost of operations as a percentage of revenues decreased 3.9%, to 57.9% for the three months ended June 30, 2000 from 61.8% for the three months ended June 30, 1999. Cost of operations as a percentage of revenues for the six months ended June 30, 2000 decreased 5.6% to 57.7% from 63.3% for the six months ended June 30, 1999. The decrease as a percentage of revenues was primarily attributable to elimination of private company expenses, the effect of tuck-in acquisitions closed since the beginning of 2000, economies of scale from the greater revenue base, greater integration of collection volumes into landfills we own or operate and selective price increases.

SG&A. SG&A expenses increased $3.0 million, or 89.4%, to $6.4 million for the three months ended June 30, 2000 from $3.4 million for the three months ended June 30, 1999. SG&A for the six months ended June 30, 2000 increased $5.5 million, or 86.9%, to $11.8 million from $6.3 million for the six months ended June 30, 1999. Our SG&A increased as a result of additional personnel from companies acquired and some additional corporate overhead to accommodate our growth. SG&A as a percentage of revenues increased 0.1% to 8.4% for the three months ended June 30, 2000 from 8.3% for the three months ended June 30, 1999. SG&A as a percentage of revenues for the six months ended June 30, 2000 decreased 0.1% to 8.4% from 8.5% for the six months ended June 30, 1999. The decline in SG&A as a percentage of revenues was a result of spreading of overhead expenses over a larger base of revenue from the acquisitions completed in 2000, offset by increases in corporate overhead.

Depreciation and Amortization. Depreciation and amortization expense increased $3.5 million, or 111.3%, to $6.6 million for the three months ended June 30, 2000 from $3.1 million for the three months ended June 30, 1999. Depreciation and amortization for the six months ended June 30, 2000 increased $6.9 million, or 121.3%, to $12.6 million from $5.7 million for the six months ended June 30, 1999. The increase resulted primarily from the acquisitions and the inclusion of their depreciation and amortization as well as the amortization of goodwill associated with such acquisitions. Depreciation and amortization as a percentage of revenues increased 1.1% to 8.7% for the three months ended June 30, 2000 from 7.6% for the three months ended June 30, 1999. Depreciation and amortization as a percentage of revenues for the six months ended June 30, 2000 increased 1.3% to 9.0% from 7.7% for the six months ended June 30, 1999. The increase in depreciation and amortization as a percentage of revenues was primarily a result of amortization of goodwill associated with acquisitions and a higher proportion of landfill revenues, which have higher associated depreciation and amortization costs than collection revenues.

Stock Compensation Expense. Stock compensation expense decreased $16,000, or 22.9%, to $54,000 for the three months ended June 30, 2000 from $70,000 for the three months ended June 30, 1999. Stock compensation expense for the six months ended June 30, 2000 decreased $31,000 or 22.1%, to $109,000 from $140,000 for the six months ended June 30, 1999. Our stock compensation expense is attributable to the valuation of common stock options and warrants with exercise prices less than the estimated fair value of our common stock on the date of the grant and relates solely to stock options granted prior to the initial public offering. Our stock compensation expense in 2000 consists of continued amortization of deferred stock compensation recorded in 1998 at the time of the initial public offering.

Acquisition Related Expenses. Acquisition related expenses decreased $1.0 million for the three months ended June 30, 2000 to zero from $1.0 million for the three months ended June 30, 1999. Acquisition related expenses for the six months ended June 30, 2000 decreased $8.7 million, to $150,000 from $8.8 million for the six months ended June 30, 1999. The largest part of the acquisition related expenses for the six months ended June 30, 1999 were commissions, professional fees, and other direct costs resulting from the seven mergers during that period that were accounted for using the pooling-of-interests method.

Operating Income. Operating income increased $10.9 million to $18.9 million for the three months ended June 30, 2000 from $8.0 million for the three months ended June 30, 1999. The increase was primarily attributable to the inclusion of acquisitions closed in the last year, economies of scale from the greater revenue base, greater integration of collection volumes into landfills we own or operate, elimination of private company expenses, selective price increases and the acquisition related expenses incurred in 1999. This was offset by higher depreciation expenses. Without the acquisition related expenses in 1999, operating income for the three months ended June 30, 2000, would have increased by $9.1 million or an increase of 109.0%. Operating income for the six months ended June 30, 2000, increased $28.3 million, to $34.5 million from $6.2 million for the six months ended June 30, 1999. The increase for the six months was attributable to the same factors as the increase for the three months. Without the acquisition related expenses in 1999, operating income for the six months ended June 30, 2000, would have increased by $19.7 million or an increase of 130.8%. Operating income as a percentage of revenues increased 5.2% to 24.9% for the three months ended June 30, 2000 from 19.7% for the three months ended June 30, 1999. The increase is attributable to the improvement in gross margins coupled with declines in SG&A expenses as a percentage of revenue, offset by increases in depreciation and amortization as a percentage of revenue. Operating income as a percentage of revenues for the six months ended June 30, 2000 increased 16.3% to 24.7% from 8.4% for the six months ended June 30, 1999. The increase for the six months is attributable to the same factors as the increase for the three months.

Interest Expense. Interest expense increased $5.6 million, or 256.6%, to $7.8 million for the three months ended June 30, 2000 from $2.2 million for the three months ended June 30, 1999. Interest expense for the six months ended June 30, 2000 increased $10.5 million, to $13.7 million from $3.2 million for the six months ended June 30, 1999. The increases were primarily attributable to higher debt levels incurred to fund certain of our acquisitions.

Provision for Income Taxes. Income taxes increased $1.5 million, or 54.1%, to $4.2 million for the three months ended June 30, 2000 from $2.7 million for the three months ended June 30, 1999. The effective income tax rate for the three months ended June 30, 2000, before acquisition related and stock compensation expenses was 40.9%, which is above the federal statutory of 34.0% rate as the result of state and local taxes and non-deductible goodwill associated with certain acquisitions. Provision for income taxes for the six months ended June 30, 2000 increased $4.1 million, to $8.2 million from $4.1 million for the six months ended June 30, 1999.

Net Income. Net income increased by $2.8 million, or 87.9%, to $6.0 million for the three months ended June 30, 2000, from $3.2 million for the three months ended June 30, 1999. The increase was primarily attributable to the inclusion of acquisitions closed in the last year, economies of scale from the greater revenue base, greater integration of collection volumes into landfills we own or operate, elimination of private company expenses, selective price increases and the absence of the acquisition related expenses incurred in 1999. This was offset by higher depreciation and interest and a $915,000 loss on sale of assets included in other income (expense), net, primarily resulting from the simultaneous purchase and sale of business operations with Allied Waste. Excluding the 1999 acquisition related expenses on a tax adjusted basis, net income would have increased $1.8 million to $6.0 million, an increase of 42.8%. Net income for the six months ended June 30, 2000 increased $12.8 million to $11.7 million from a loss of $1.1 million for the six months ended June 30, 1999. The increase was attributable to the absence of acquisition related expenses incurred in the first quarter of 1999, a significant portion of which were not tax deductible. Excluding the 1999 acquisition related expenses on a tax adjusted basis, net income would have increased by $4.7 million to $11.8 million, an increase of 65.5%. Net income as a percentage of revenue increased 0.1% to 7.9% for the three months ended June 30, 2000 from 7.8% for the three months ended June 30, 1999. The increase is attributable to improvement in gross margins and declines in SG&A expenses as a percentage of revenue, offset by increases in depreciation and amortization as a percentage of revenue and higher interest expenses. Net income as a percentage of revenue for the six months ended June 30, 2000 increased 9.8% to 8.3% from (1.5%) for the six months ended June 30, 1999. The increase was attributable to the absence of the acquisition related expenses incurred in 1999, improvements in gross margins and declines in SG&A expenses as a percentage of revenue. This was offset by higher depreciation and interest and a $915,000 loss on sale of assets included in other income (expense), net, primarily resulting from the simultaneous purchase and sale of business operations with Allied Waste.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000, we had a working capital deficit of $5.5 million, including cash and cash equivalents of $2.5 million. Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains available after satisfying our working capital and capital expenditure requirements to reduce our indebtedness under our bank revolving credit facility and to minimize our cash balances.

We have a $425 million revolving credit facility with a syndicate of banks for which Fleet Boston Financial Corporation acts as agent, which is secured by virtually all assets of the Waste Connections, including our interest in the equity securities of our subsidiaries. The credit facility matures in 2005 and bears interest at a rate per annum equal to, at our discretion, either: (i) the Base Rate; or (ii) the Eurodollar Rate plus applicable margin. The credit facility requires us to maintain certain financial ratios and satisfy other predetermined requirements, such as minimum net worth, net income and limits on capital expenditures. It also requires the lenders' approval of acquisitions in certain circumstances. As of June 30, 2000, an aggregate of approximately $377.3 million was outstanding under our credit facility, and the interest rate on outstanding borrowings under the credit facility was approximately 9.4%.

For the six months ended June 30, 2000, net cash provided by operations was approximately $20.4 million.

For the six months ended June 30, 2000, net cash used by investing activities was $116.6 million. Of this, $106.2 million was used to fund the cash portion of acquisitions. Cash used for capital expenditures was $10.3 million, which was primarily for investments in fixed assets, consisting primarily of trucks, containers and other equipment.

For the six months ended June 30, 2000, net cash provided by financing activities was $96.0 million, which was provided by net borrowings under our various debt arrangements.

Capital expenditures relating to existing businesses for all of 2000 are currently expected to be approximately $21.0 million. We intend to fund our remaining planned 2000 capital expenditures principally through internally generated funds, and borrowings under our existing credit facility. We intend to fund our future acquisitions and capital requirements through additional borrowings under our credit facility and funds raised from the sale of our equity securities under appropriate market conditions. We believe that the credit facility, and the funds expected to be generated from operations, will provide adequate cash to fund our working capital and other cash needs for the foreseeable future. However, if we are unable to expand our credit facility or to sell additional equity securities in the future, we may be unable to fund future acquisitions, which could cause a decline in the growth rate of our revenues.

WASTE CONNECTIONS, INC.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There is no current proceeding or litigation involving Waste Connections that we believe will have a material adverse impact on our business, financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of stockholders (“Annual Meeting”) was held on May 24, 2000. The following two nominees were elected as directors by the votes indicated:

		Total Votes
	Total Votes for	Withheld From	Total Votes
Name	Each Director	Each Director	Instructed

Michael W. Harlan	16,148,119	1,324,141	1,651,000

William J. Razzouk	16,148,119	1,324,141	1,651,000

     The term for each director expires on the date of the Annual Meeting in 2003.

     The following proposals were also adopted at the Annual Meeting by the votes indicated:

Proposal		For	Against	Abstain

1.	To ratify the appointment of
	Ernst & Young LLP as
	independent accountants for
	the Company for the year 2000	19,029,637	45,673	47,950

2.	To approve an amendment to
	the Company’s 1997 Stock Option
	Plan to increase the number of shares
	reserved for issuance under the plan
	to 3,500,000 shares of Common Stock	15,348,484	3,700,449	74,327

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits:

	Exhibit 10.1.	First Amended and Restated Employment Agreement between Waste Connections, Inc. and Ronald J. Mittelstaedt

	Exhibit 10.2.	Third Amended and Restated Revolving Credit Agreement

	Exhibit 27.	Financial Data Schedule

(b) Reports on Form 8-K:

On May 3, 2000, we filed a report on Form 8-K presenting the consolidated summary income statement data of Waste Connections for the three month period ended March 31, 2000. We voluntarily reported certain financial results covering at least 30 days of post-acquisition combined operations because of rules pertaining to pooling-of-interests accounting under Securities and Exchange Commission Accounting Series Release 135. This filing pertained to the two mergers between subsidiaries of Waste Connections, Inc. and Cook’s Waste Paper & Recycling, Inc. and Waste Wrangers, Inc. on December 29, 1999, and January 13, 2000, respectively.

On May 30, 2000, we filed a report of Form 8-K reporting our acquisition on May 16, 2000, of certain landfill assets of BFI Waste Systems of North America, Inc. and the outstanding stock of Waste Connections of Kansas, Inc., which was a wholly owned subsidiary of BFI.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

WASTE CONNECTIONS, INC.

BY:	/s/ Ronald J. Mittelstaedt	Date: August 4, 2000

Ron J. Mittelstaedt, President and Chief Executive Officer

BY:	/s/ Steven F. Bouck	Date: August 4, 2000

Steven F. Bouck, Executive Vice President and Chief Financial Officer

WASTE CONNECTIONS, INC.

FORM 10-Q
INDEX TO EXHIBITS

10.1	First Amended and Restated Employment Agreement between Waste Connections, Inc. and Ronald J. Mittelstaedt

10.2	Third Amended and Restated Revolving Credit Agreement

27	Financial Data Schedule