Form 10-Q
period 2000-09-30
WASTE CONNECTIONS INC/DE
filed 2000-11-14
CIK 1057058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For The Quarter Ended September 30, 2000

0-23981
(Commission File No.)

WASTE CONNECTIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3283464 (I.R.S. Employer Identification No.)

620 Coolidge Drive, Suite 350, Folsom, CA (Address of principal executive offices)	95630 (Zip Code)

(916) 608-8200
(Registrant’s telephone number, including area code)

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

             Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock:

As of November 14, 2000:	Shares of Common Stock

WASTE CONNECTIONS, INC.

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets—December 31, 1999 and September 30, 2000	3
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 1999 and 2000	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and 2000	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	14
Item 6.	Exhibits and Reports on Form 8-K	14

SIGNATURES	15

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	December 31, 1999	September 30, 2000

	(restated)

ASSETS
Current assets:
Cash and equivalents	$2,393	$2,412
Accounts receivable, less allowance for doubtful accounts of $1,460 at December 31, 1999 and $2,213 at September 30, 2000	28,600	43,482
Prepaid expenses and other current assets	3,529	4,576

Total current assets	34,522	50,470
Property and equipment, net	335,260	358,485
Intangible assets, net	237,402	344,299
Other assets, net	10,774	13,119

	$617,958	$766,373

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long term-debt	$3,044	$3,413
Accounts payable	20,282	27,070
Deferred revenue	5,342	9,934
Accrued liabilities	15,648	21,235
Other current liabilities	355	312

Total current liabilities	44,671	61,964

Long-term debt and notes payable	275,145	303,541
Other long-term liabilities	5,201	5,010
Deferred income taxes	74,420	74,591
Commitments and contingencies
Stockholders’ equity:
Preferred stock $.01 par value; 7,500,000 shares
Authorized; none issued and outstanding	—	—
Common stock: $.01 par value; 50,000,000 shares Authorized; 21,209,665 shares issued and Outstanding at December 31, 1999, 26,050,419 shares issued and outstanding at September 30, 2000	212	261
Additional paid-in capital	209,157	292,072
Deferred stock compensation	(163)	—
Retained earnings	9,315	28,934

Total stockholders’ equity	218,521	321,267

	$617,958	$766,373

See accompanying notes.

WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended September 30, 1999 and 2000
(In thousands, except share and per share amounts)
( Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	1999	2000	1999	2000

	(restated)		(restated)

Revenues	$49,345	$81,510	$123,424	$221,543
Operating Expenses:
Cost of operations	29,819	46,730	76,730	127,583
Selling, general and administrative	4,150	6,722	10,458	18,514
Depreciation and amortization	3,928	7,251	9,614	19,836
Stock compensation	70	54	210	163
Acquisition related expenses	—	—	8,805	150

Income from operations	11,378	20,753	17,607	55,297

Interest expense	3,210	7,426	6,462	21,147
Other income (expense), net	(8)	21	(6)	(911)

Income before income tax provision	8,160	13,348	11,139	33,239

Income tax provision	3,208	5,401	7,289	13,620

Net income	$4,952	$7,947	$3,850	$19,619

Basic net income per common share	$0.26	$0.34	$0.22	$0.89

Diluted net income per common share	$0.24	$0.32	$0.20	$0.86

Shares used in the per share calculations:
Basic	19,248,109	23,650,205	17,810,164	22,149,002
Diluted	20,409,260	24,464,128	19,209,050	22,842,849

See accompanying notes.

WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 1999 and 2000
(In thousands)
(Unaudited)

	Nine Months Ended September 30,

	1999	2000

	(restated)
Cash flows from operating activities:
Net income	$3,850	$19,619
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on sale of assets	(15)	944
Depreciation	6,844	13,766
Amortization of intangibles	2,764	6,069
Amortization of debt issuance costs and debt guarantee fees	120	485
Stock issued for compensation and services	854	163
Changes in operating assets and liabilities, net of effects from acquisitions	2,288	(5,487)

Net cash provided by operating activities	16,705	35,559

Cash flows from investing activities:
Proceeds from sale of property and equipment	235	74
Payments for acquisitions, net of cash acquired	(142,363)	(127,674)
Capital expenditures for property and equipment	(10,260)	(15,862)
(Increase) decrease in other assets	35	(552)

Net cash used in investing activities	(152,353)	(144,014)

Cash flows from financing activities:
Proceeds from borrowings	212,224	119,363
Principal payments on long-term debt and notes payable	(135,375)	(92,080)
Proceeds from sale of common stock	65,041	82,110
Payment of dividends	(458)	—
Proceeds from options and warrants	1,597	777
Debt issuance costs	(1,839)	(1,696)

Net cash provided by financing activities	141,190	108,474

Net increase in cash and equivalents	5,542	19
Cash and equivalents at beginning of period	3,351	2,393

Cash and equivalents at end of period	$8,893	$2,412

See accompanying notes.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

1.   Basis of Presentation and Summary

             The accompanying financial statements relate to Waste Connections, Inc. and its subsidiaries (the “Company”) for the three and nine month periods ended September 30, 1999 and 2000. All significant intercompany transactions and balances have been eliminated in consolidation.

             The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three and nine month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

             The Company’s consolidated balance sheet as of September 30, 2000, the consolidated statements of operations for the three and nine months ended September 30, 1999 and 2000, and the consolidated statements of cash flows for the nine months ended September 30, 1999 and 2000, are unaudited. In the opinion of management, such financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. The consolidated financial statements presented herein should be read in conjunction with the Company’s annual report on Form 10-K and the Company’s current report on Form 8-K dated July 24, 2000.

             The Company has also restated its previously issued financial statements as of and for the three and nine months ended September 30, 1999 to reflect the acquisition consummated during the nine months ended September 30, 2000, accounted for using the pooling-of-interests method of accounting (Note 3).

2.   Long-term Debt

             On May 16, 2000, the Company entered into a new revolving credit facility for up to $425,000 with a syndicate of banks for which Fleet Boston Financial Corporation acts as agent (the “Credit Facility”). The maximum amount currently available under the Credit Facility is $400,000 (including stand-by letters of credit) and the borrowings bear interest at various variable rates based on a spread over LIBOR or the applicable Base Rate at the Company’s option (approximately 8.9% as of September 30, 2000). The Credit Facility replaced an existing revolving credit facility. The Credit Facility allows for the Company to issue up to $40,000 in stand-by letters of credit. The Credit Facility requires quarterly payments of interest and it matures in May 2005. Borrowings under the Credit Facility are secured by virtually all of the Company’s assets. The Credit Facility requires the Company to pay a commitment fee ranging from .25% to .50% of the unused portion of the Credit Facility. The Credit Facility places certain business, financial and operating restrictions on the Company relating to, among other things, the incurrance of additional indebtedness, investments, acquisitions, asset sales, mergers, dividends, distributions and repurchases and redemption of capital stock. The Credit Facility also requires that specified financial ratios and balances be maintained.

3.   Acquisitions

             For the nine months ended September 30, 2000, the Company acquired 20 solid waste collection businesses that were accounted for using the purchase method of accounting. The aggregate consideration for these acquisitions was approximately $127,674.

             The purchase prices have been allocated to the identified intangible assets and tangible assets acquired based on fair values at the dates of acquisition, with any residual amounts allocated to goodwill.

             During the nine months ended September 30, 2000, the Company merged with Waste Wranglers, Inc. This transaction was accounted for as a pooling-of-interests, whereby the Company issued an aggregate of 103,315 shares of its common stock for all of the outstanding shares of Waste Wranglers, Inc. In connection with the merger, the Company incurred transaction-related costs of approximately $150, which were charged to operations in the first nine months of 2000.

4.   Stockholders’ Equity

             Effective August 18, 2000, the Company sold approximately 4,427,500 shares of its common stock at $19.75 per share. As a result of that offering, the Company received approximately $82,110 in net proceeds and used the proceeds to pay down approximately $69,650 of its outstanding debt.

5.   Earnings Per Share Calculation

             The following table sets forth the numerator and denominator used in the computation of earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,

	1999	2000	1999	2000

Numerator:
Net income	$4,952	$7,947	$3,850	$19,619

Denominator:
Weighted average basic shares outstanding	19,248,109	23,650,205	17,810,164	22,149,002
Dilutive effect of options and warrants	1,161,151	813,923	1,398,886	693,847

Diluted Shares Outstanding	20,409,260	24,464,128	19,209,050	22,842,849

6.   New Accounting Pronouncements

             The Company will adopt SFAS No. 133, “Accounting for Derivatives and Hedging Activities”, as amended by SFAS No. 137 and SFAS No. 138 (collectively “SFAS 133”) on January 1, 2001. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.

             The Company has reviewed its hedge strategies and inventoried its existing derivative instruments. As of September 30, 2000, the Company had three interest rate protection agreements, one of which expired on November 2, 2000. Upon adoption of SFAS 133, the Company believes the two remaining derivatives with a combined notional amount of $250,000, as currently structured, will lose their current hedge accounting treatment. Because the initial accounting for these derivatives is based on the fair market value of the derivative instruments on January 1, 2001, the Company has not yet determined what the effect of SFAS 133 will be on the earnings and financial position of the Company.

             In December 1999, the SEC released Staff Accounting Bulletin No. 101, “Revenue Recognition” (“SAB 101”). SAB 101 provides registrants guidance on the recognition, presentation and disclosure of revenue in financial statements, and it is required to be adopted by the Company in the fourth quarter of 2000. Management does not expect that the adoption of SAB 101 will have a material effect on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

             The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included elsewhere herein.

Forward Looking Statements

             Certain statements included in this Quarterly Report on Form 10-Q, including, without limitation, information appearing under Part I, Item 2, “ Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934) that involve risks and uncertainties. Factors set forth herein and from time to time in our other filings with the Securities and Exchange Commission could affect our actual results and could cause our actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, Waste Connections in this Quarterly Report on Form 10-Q.

Overview

             Waste Connections, Inc. is a regional, integrated solid waste services company that provides solid waste collection, transfer, disposal and recycling services in secondary markets of the Western U.S. As of September 30, 2000, we served more than 660,000 commercial, industrial and residential customers in California, Colorado, Iowa, Kansas, Minnesota, Montana, Nebraska, New Mexico, Oklahoma, Oregon, South Dakota, Texas, Utah, Washington, and Wyoming. We currently own 58 collection operations and operate or own 27 transfer stations, 20 Subtitle D landfills and 17 recycling facilities.

             We intend to pursue an acquisition-based growth strategy and as of September 30, 2000, have acquired 111 businesses since inception in September 1997. The results of operations of these acquired businesses have been included in our financial statements only from the respective dates of acquisition, except eight acquisitions accounted for under the pooling-of-interests method of accounting, which are included for all periods presented. We anticipate that a substantial part of our future growth will come from acquiring additional solid waste collection, transfer and disposal businesses and, therefore, we expect that additional acquisitions could continue to affect period-to-period comparisons of our operating results.

General

             Our revenues consist mainly of fees we charge customers for solid waste collection, transfer, disposal and recycling services. A large part of our collection revenues come from providing commercial, industrial and residential services. We frequently perform these services under service agreements or franchise agreements with counties or municipal contracts. County franchise agreements and municipal contracts generally last from one to ten years. Our existing franchise agreements and all of our existing municipal contracts give Waste Connections the exclusive right to provide specified waste services in the specified territory during the contract term. These exclusive arrangements are awarded, at least initially, on a competitive bid basis and subsequently on a bid or negotiated basis. We also provide residential collection services on a subscription basis with individual households. More than 50% of our r evenues for the nine months ended September 30, 2000, were derived from services provided under exclusive franchise agreements, long term municipal contracts and governmental certificates. Governmental certificates grant Waste Connections perpetual and exclusive collection rights in the covered areas. Contracts with counties and municipalities and governmental certificates provide relatively consistent cash flow during the terms of the contracts. Because we bill most residential customers quarterly, subscription agreements provide a stable source of revenues for Waste Connections. Our collection business also generates revenues from the sale of recyclable commodities.

             We charge transfer station and landfill customers a tipping fee on a per ton basis for disposing of their solid waste at the transfer stations and the landfill facilities we own and operate. Most of our transfer and landfill customers have entered into one to ten-year disposal contracts with us, most of which provide for annual cost of living increases.

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

             Costs of operations include labor, fuel, equipment maintenance and tipping fees paid to third party disposal facilities, worker’s compensation and vehicle insurance, the cost of materials we purchase for recycling, third party transportation expense, district and state taxes and host community fees and royalties. As of September 30, 2000, Waste Connections owned and/or operated 27 transfer stations, which reduce our costs by allowing us to use collection personnel and equipment more efficiently and by consolidating waste to gain more favorable disposal rates that may be available for larger quantities of waste.

             Selling, general and administrative (“SG&A”) expenses include management, clerical and administrative compensation and overhead costs associated with our marketing and sales force, professional services and community relations expense.

             Depreciation and amortization expense includes depreciation of fixed assets over their estimated useful lives using the straight-line method and amortization of goodwill and other intangible assets using the straight-line method.

             Waste Connections capitalizes some third-party expenditures related to pending acquisitions or development projects, such as legal and engineering expenses. We expense indirect acquisition costs, such as executive and corporate overhead, public relations and other corporate services, as we incur them. We charge against net income any unamortized capitalized expenditures and advances (net of any portion that we believe we may recover, through sale or otherwise) that relate to any operation that is permanently shut down and any pending acquisition or landfill development project that is not completed. We routinely evaluate all capitalized costs, and expense those related to projects that we believe are not likely to succeed. As of September 30, 2000, Waste Connections had no capitalized expenditures relating to landfill development projects and approximately $93,200 in capitalized expenditures relating to p ending acquisitions.

             We accrue for estimated landfill closure and post-closure maintenance costs at the landfills we own. Under applicable regulations, Waste Connections and Madera County, as operator and owner, respectively, are jointly liable for closure and post-closure liabilities with respect to the Fairmead Landfill. We have not accrued for such liabilities because Madera County, as required by state law, has established a special fund into which it deposits a portion of tipping fee surcharges to pay such liabilities. Consequently, we do not believe that the Company had any financial obligation for closure and post-closure costs for the Fairmead Landfill as of September 30, 2000. We will have additional material financial obligations relating to closure and post-closure costs of the other disposal facilities that we currently own or operate and that we may own or operate in the future. Waste Connections accrues and will accrue for those obligations, based on engineering estimates of consumption of permitted landfill airspace over the useful life of any such landfill.

Results of Operations for the Three and Nine Months Ended September 30, 1999 and 2000

             The following table sets forth items in Waste Connections’ consolidated statement of operations as a percentage of revenues for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,

	1999	2000	1999	2000

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of operations	60.4	57.3	62.2	57.6
Selling, general and administrative expenses	8.4	8.2	8.5	8.4
Depreciation and amortization expense	8.0	8.9	7.8	9.0
Stock compensation	0.1	0.1	0.2	0.1
Acquisition related expenses	0.0	0.0	7.1	0.1

Operating income	23.1	25.5	14.3	25.0
Interest expense, net	(6.5)	(9.1)	(5.2)	(9.5)
Other income (expense), net	0.0	0.0	0.0	(0.4)
Income tax expense	(6.5)	(6.6)	(5.9)	(6.1)

Net income	10.0%	9.7%	3.1%	8.9%

EBITDA margin (1)	31.2%	34.4%	29.3%	34.1%

______________

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

             Revenues. Total revenues increased $32.2 million, or 65.2%, to $81.5 million for the three months ended September 30, 2000, from $49.3 million for the three months ended September 30, 1999. Revenues for the nine months ended September 30, 2000, increased $98.1 million, or 79.5%, to $221.5 million from $123.4 million for the nine months ended September 30, 1999. The increase was primarily attributable to the inclusion of the acquisitions closed in the last year with a nominal contribution from growth in the existing businesses.

             Cost of Operations. Total cost of operations increased $16.9 million, or 56.7%, to $46.7 million for the three months ended September 30, 2000, from $29.8 million for the three months ended September 30, 1999. Cost of operations for the nine months ended September 30, 2000, increased $50.9 million, or 66.3%, to $127.6 million from $76.7 million for the nine months ended September 30, 1999. The increase was primarily attributable to cost of operations of the acquisitions closed in the last year, offset by economies of scale from the greater revenue base, greater integration of collection volumes into landfills we own or operate, elimination of private company expenses and selective price increases. Cost of operations as a percentage of revenues decreased 3.1 percentage points, to 57.3% for the three months ended September 30, 2000, from 60.4% for the three months ended September 30, 1999. Cost of op erations as a percentage of revenues for the nine months ended September 30, 2000, decreased 4.6 percentage points to 57.6% from 62.2% for the nine months ended September 30, 1999. The decrease as a percentage of revenues was primarily attributable to elimination of private company expenses, the effect of tuck-in acquisitions closed since the beginning of 2000, economies of scale from the greater revenue base, greater integration of collection volumes into landfills we own or operate and selective price increases.

             SG&A. SG&A expenses increased $2.6 million, or 62.0%, to $6.7 million for the three months ended September 30, 2000, from $4.2 million for the three months ended September 30, 1999. SG&A for the nine months ended September 30, 2000, increased $8.1 million, or 77.0%, to $18.5 million from $10.4 million for the nine months ended September 30, 1999. Our SG&A increased as a result of additional personnel from companies acquired and some additional corporate overhead to accommodate our growth. SG&A as a percentage of revenues decreased two-tenths of a percentage point to 8.2% for the three months ended September 30, 2000, from 8.4% for the three months ended September 30, 1999. SG&A as a percentage of revenues for the nine months ended September 30, 2000, decreased one-tenth of a percentage point to 8.4% from 8.5% for the nine months ended September 30, 1999. The decline in SG&A as a percentage of revenues was a result of spreading of overhead expenses over a larger base of revenue from the acquisitions completed in 2000, offset by increases in corporate overhead.

             Depreciation and Amortization. Depreciation and amortization expense increased $3.3 million, or 84.6%, to $7.3 million for the three months ended September 30, 2000, from $3.9 million for the three months ended September 30, 1999. Depreciation and amortization for the nine months ended September 30, 2000, increased $10.2 million, or 106.3%, to $19.8 million from $9.6 million for the nine months ended September 30, 1999. The increase resulted primarily from the acquisitions and the inclusion of their depreciation and amortization as well as the amortization of goodwill associated with such acquisitions. Depreciation and amortization as a percentage of revenues increased nine-tenths of a percentage point to 8.9% for the three months ended September 30, 2000, from 8.0% for the three months ended September 30, 1999. Depreciation and amortization as a percentage of revenues for the nine months ended Sep tember 30, 2000, increased 1.2 percentage points to 9.0% from 7.8% for the nine months ended September 30, 1999. The increase in depreciation and amortization as a percentage of revenues was primarily a result of amortization of goodwill associated with acquisitions and a higher proportion of landfill revenues, which have higher associated depreciation and amortization costs than collection revenues.

             Stock Compensation Expense. Stock compensation expense decreased $16,000, or 22.9%, to $54,000 for the three months ended September 30, 2000, from $70,000 for the three months ended September 30, 1999. Stock compensation expense for the nine months ended September 30, 2000, decreased $47,000 or 22.4%, to $163,000 from $210,000 for the nine months ended September 30, 1999. Our stock compensation expense is attributable to the valuation of common stock options and warrants with exercise prices less than the estimated fair value of our common stock on the date of the grant and relates solely to stock options granted prior to the initial public offering. Our stock compensation expense in 2000 consists of continued amortization of deferred stock compensation recorded in 1998 at the time of the initial public offering.

             Acquisition Related Expenses. Acquisition related expenses for the nine months ended September 30, 2000, decreased $8.7 million, to $150,000 from $8.8 million for the nine months ended September 30, 1999. The largest part of the acquisition related expenses for the nine months ended September 30, 1999 were commissions, professional fees, and other direct costs resulting from the seven mergers during that period that were accounted for using the pooling-of-interests method.

             Operating Income. Operating income increased $9.4 million to $20.8 million for the three months ended September 30, 2000, from $11.4 million for the three months ended September 30, 1999. The increase was primarily attributable to the inclusion of acquisitions closed in the last year, economies of scale from the greater revenue base, greater integration of collection volumes into landfills we own or operate, elimination of private company expenses, selective price increases and the acquisition related expenses incurred in 1999. This was offset by higher depreciation expenses. Operating income for the nine months ended September 30, 2000, increased $37.7 million, to $55.3 million from $17.6 million for the nine months ended September 30, 1999. The increase for the nine months was attributable to the same factors as the increase for the three months. Without the acquisition related expenses in 1999, operating income for the nine months ended September 30, 2000, would have increased by $28.9 million or an increase of 109.4%. Operating income as a percentage of revenues increased 2.4 percentage points to 25.5% for the three months ended September 30, 2000, from 23.1% for the three months ended September 30, 1999. The increase is attributable to the improvement in gross margins coupled with declines in SG&A expenses as a percentage of revenue, offset by increases in depreciation and amortization as a percentage of revenue. Operating income as a percentage of revenues for the nine months ended September 30, 2000, increased 10.7 percentage points to 25.0% from 14.3% for the nine months ended September 30, 1999. The increase for the nine months is attributable to the same factors as the increase for the three months.

             Interest Expense. Interest expense increased $4.2 million, or 131.3%, to $7.4 million for the three months ended September 30, 2000, from $3.2 million for the three months ended September 30, 1999. Interest expense for the nine months ended September 30, 2000, increased $14.7 million, to $21.1 million from $6.5 million for the nine months ended September 30, 1999. The increases were primarily attributable to higher debt levels incurred to fund certain of our acquisitions.

             Provision for Income Taxes. Income taxes increased $2.2 million, or 68.4%, to $5.4 million for the three months ended September 30, 2000, from $3.2 million for the three months ended September 30, 1999. The effective income tax rate for the three months ended September 30, 2000, before acquisition related and stock compensation expenses was 40.3%, which is above the federal statutory of 35.0% rate as the result of state and local taxes and non-deductible goodwill associated with certain acquisitions. Provision for income taxes for the nine months ended

September 30, 2000, increased $6.3 million, to $13.6 million from $7.3 million for the nine months ended September 30, 1999.

             Net Income. Net income increased by $3.0 million, or 60.5%, to $7.9 million for the three months ended September 30, 2000, from $5.0 million for the three months ended September 30, 1999. The increase was primarily attributable to the inclusion of acquisitions closed in the last year, economies of scale from the greater revenue base, greater integration of collection volumes into landfills we own or operate, elimination of private company expenses and selective price increases. This was offset by higher depreciation and interest. Net income for the nine months ended September 30, 2000, increased $15.8 million to $19.6 million from $3.9 million for the nine months ended September 30, 1999. The increase was attributable to the absence of acquisition related expenses incurred in 1999, a significant portion of which were not tax deductible. Excluding the 1999 acquisition related expenses on a tax adjus ted basis, net income would have increased by $7.8 million to $19.8 million, an increase of 65.4%. Net income as a percentage of revenue decreased three-tenths of a percentage point to 9.7% for the three months ended September 30, 2000, from 10.0% for the three months ended September 30, 1999. The decrease is attributable to improvement in gross margins and declines in SG&A expenses as a percentage of revenue, offset by increases in depreciation and amortization as a percentage of revenue and higher interest expenses. Net income as a percentage of revenue for the nine months ended September 30, 2000, increased 5.8 percentage points to 8.9% from 3.1% for the nine months ended September 30, 1999. The increase was attributable to the absence of the acquisition related expenses incurred in 1999, improvements in gross margins and declines in SG&A expenses as a percentage of revenue. This was offset by higher depreciation and interest and a $915,000 loss on sale of assets included in other income (expense) , net, primarily resulting from the simultaneous purchase and sale of business operations with Allied Waste.

Liquidity and Capital Resources

             As of September 30, 2000, we had a working capital deficit of $11.5 million, including cash and cash equivalents of $2.4 million. Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains available after satisfying our working capital and capital expenditure requirements to reduce our indebtedness under our bank revolving credit facility and to minimize our cash balances.

             We have an up to $425 million revolving credit facility with a syndicate of banks for which Fleet Boston Financial Corporation acts as agent, which is secured by virtually all assets of the Waste Connections, including our interest in the equity securities of our subsidiaries. The credit facility matures in 2005 and bears interest at a rate per annum equal to, at our discretion, either: (i) the Base Rate; or (ii) the Eurodollar Rate plus applicable margin. The credit facility requires us to maintain certain financial ratios and satisfy other predetermined requirements, such as minimum net worth, net income and limits on capital expenditures. It also requires the lenders’ approval of acquisitions in certain circumstances. As of September 30, 2000, an aggregate of approximately $277.8 million was outstanding under our credit facility, and the interest rate on outstanding borrowings under the credit fa cility was approximately 8.9%.

             For the nine months ended September 30, 2000, net cash provided by operations was approximately $35.6 million.

             For the nine months ended September 30, 2000, net cash used by investing activities was $144.0 million. Of this, $127.7 million was used to fund the cash portion of acquisitions. Cash used for capital expenditures was $15.9 million, which was primarily for investments in fixed assets, consisting primarily of trucks, containers and other equipment.

             For the nine months ended September 30, 2000, net cash provided by financing activities was $108.5 million, which was provided by net borrowings under our various debt arrangements and our equity offering in the third quarter.

             Capital expenditures relating to existing businesses for all of 2000 are currently expected to be approximately $22.0 million of which $15.9 was spent as of September 30, 2000. We intend to fund our remaining planned 2000 capital expenditures principally through internally generated funds, and borrowings under our existing credit facility. We intend to fund our future acquisitions and capital requirements through additional borrowings under our credit facility and funds raised from the sale of our equity securities under appropriate market conditions. We believe that the credit facility, and the funds expected to be generated from operations, will provide adequate cash to fund our working capital and other cash needs for the foreseeable future. However, if we are unable to expand our credit facility or to sell additional equity securities in the future, we may be unable to fund future acquisitions, which could cause a decline in the growth rate of our revenues.

             The Company will adopt SFAS No. 133, “Accounting for Derivatives and Hedging Activities”, as amended by SFAS No. 137 and SFAS No. 138 (collectively “SFAS 133”) on January 1, 2001. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.

             The Company has reviewed its hedge strategies and inventoried its existing derivative instruments. As of September 30, 2000, the Company had three interest rate protection agreements, one of which expired on November 2, 2000. Upon adoption of SFAS 133, the Company believes the two remaining derivatives with a combined notional amount of $250,000, as currently structured, will lose their current hedge accounting treatment. Because the initial accounting for these derivatives is based on the fair market value of the derivative instruments on January 1, 2001, the Company has not yet determined what the effect of SFAS 133 will be on the earnings and financial position of the Company.

             In December 1999, the SEC released Staff Accounting Bulletin No. 101, “Revenue Recognition” (“SAB 101”). SAB 101 provides registrants guidance on the recognition, presentation and disclosure of revenue in financial statements, and it is required to be adopted by the Company in the fourth quarter of 2000. Management does not expect that the adoption of SAB 101 will have a material effect on its consolidated financial statements.

WASTE CONNECTIONS, INC.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

             There is no current proceeding or litigation involving Waste Connections that we believe will have a material adverse impact on our business, financial condition, results of operations or cash flows.

Item 6.   Exhibits and Reports on Form 8-K

             (a) Exhibits:

Exhibit Number	Description
10.1	Second Amended and Restated Employment Agreement between Waste Connections, Inc. and Darrell Chambliss
10.2	Second Amended and Restated Employment Agreement between Waste Connections, Inc. and Michael Foos
10.3	Second Amended and Restated Employment Agreement between Waste Connections, Inc. and Eric Moser
27	Financial Data Schedule

             (b) Reports on Form 8-K:

             On July 24, 2000, we filed reports on Forms 8-K and 8-K/A pertaining to our acquisition of the stock of Waste Wranglers, Inc. (“WWI”) on January 13, 2000. The merger was accounted for as a poolings-of interest. In the Form 8-K, we presented our historical audited financial statements for each of the three years in the period ended December 31, 1999, amended to include the financial information of WWI.

             On August 16, 2000, we filed a report on Form 8-K reporting our August 16, 2000, underwriting agreement with Deutsche Bank Securities Inc., PaineWebber Incorporated and Salomon Smith Barney, Inc., as representatives, pursuant to which we would sell to the underwriters 3,850,000 shares of common stock.

SIGNATURES

             Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

WASTE CONNECTIONS, INC.
Date: November 14, 2000	By:	/s/ Ronald J. Mittelstaedt

Ron J. Mittelstaedt, President and Chief Executive Officer

Date: November 14, 2000	By:	/s/ Steven F. Bouck

Steven F. Bouck, Executive Vice President and Chief Financial Officer

WASTE CONNECTIONS, INC.

FORM 10-Q

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Second Amended and Restated Employment Agreement between Waste Connections, Inc. and Darrell Chambliss
10.2	Second Amended and Restated Employment Agreement between Waste Connections, Inc. and Michael Foos
10.3	Second Amended and Restated Employment Agreement between Waste Connections, Inc. and Eric Moser
27	Financial Data Schedule