Form 10-Q/A
period 2000-09-30
WASTE CONNECTIONS INC/DE
filed 2000-12-14
CIK 1057058

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

             Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock:

As of November 14, 2000:	26,194,816 Shares of Common Stock

WASTE CONNECTIONS, INC.

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets—December 31, 1999 and September 30, 2000	3
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 1999 and 2000	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and 2000	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	14
Item 6.	Exhibits and Reports on Form 8-K	14

SIGNATURES	15

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

Item 6.   Exhibits and Reports on Form 8-K

             (a)   Exhibits:

Exhibit Number	Description
10.1#	Second Amended and Restated Employment Agreement between Waste Connections, Inc. and Darrell Chambliss
10.2#	Second Amended and Restated Employment Agreement between Waste Connections, Inc. and Michael Foos
10.3#	Second Amended and Restated Employment Agreement between Waste Connections, Inc. and Eric Moser
27#	Financial Data Schedule
#	Previously filed

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

WASTE CONNECTIONS, INC.
Date: December 14, 2000	By:	/s/ Ronald J. Mittelstaedt

Ron J. Mittelstaedt, President and Chief Executive Officer

Date: December 14, 2000	By:	/s/ Steven F. Bouck

Steven F. Bouck, Executive Vice President and Chief Financial Officer

WASTE CONNECTIONS, INC.

FORM 10-Q

INDEX TO EXHIBITS

Exhibit Number	Description
10.1#	Second Amended and Restated Employment Agreement between Waste Connections, Inc. and Darrell Chambliss
10.2#	Second Amended and Restated Employment Agreement between Waste Connections, Inc. and Michael Foos
10.3#	Second Amended and Restated Employment Agreement between Waste Connections, Inc. and Eric Moser
27#	Financial Data Schedule
#	Previously Filed