Form 10-K
period 2000-12-31
WASTE CONNECTIONS INC/DE
filed 2001-03-21
CIK 1057058

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------
                                   FORM 10-K
                            ------------------------

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

                          COMMISSION FILE NO. 0-28652

                            WASTE CONNECTIONS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      13-3858494
         (STATE OR OTHER JURISDICTION                         (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                       IDENTIFICATION)
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of voting stock held by non-affiliates of registrant as of February 28, 2001: $851,533,151

     Number of shares of Common Stock outstanding as of February 28, 2001:
26,590,870

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            WASTE CONNECTIONS, INC.

                           ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   BUSINESS....................................................    1
Item 2.   PROPERTIES..................................................   13
Item 3.   LEGAL PROCEEDINGS...........................................   13
Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   13

                                  PART II
Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.........................................   16
Item 6.   SELECTED FINANCIAL DATA.....................................   17
Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...................................   20
Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK...   27
Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   27
Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE....................................   27

          PART III                                                       55

                                  PART IV
Item 14.  EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K.....   55
SIGNATURES............................................................   56
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS......................   57
EXHIBIT INDEX.........................................................   58

                                     PART I

FORWARD-LOOKING STATEMENTS

     Certain information contained in this Annual Report on Form 10-K, including, without limitation, information appearing under Item 1, "Business," and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," includes forward-looking statements that involve risks and uncertainties These statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should" or "anticipates" or the negative thereof or comparable terminology, or by discussions of strategy. Our business and operations are subject to a variety of risks and uncertainties and, consequently, actual results may materially differ from those projected by any forward-looking statements in this Annual Report on Form 10-K. Factors that could cause actual results to differ from those projected include, but are not limited to the following: (1) competition or unfavorable industry economic conditions could lead to a decrease in demand for our services and to a decline in prices realized by us for our services, (2) we may be required to pay increased prices for acquisitions, and we may experience difficulty in integrating and deriving synergies from acquisitions,
(3) we cannot be certain that we will always have access to the additional capital that we require for our growth strategy or that our cost of capital will not increase, (4) governmental regulations may require increased capital expenditures or otherwise affect our business, (5) companies that we acquire could have undiscovered liabilities, and (6) we are highly dependent on the services of senior management. These risks and uncertainties, as well as others, are discussed in greater detail in our other filings with the Securities and Exchange Commission. We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made.

ITEM 1. BUSINESS

GENERAL

     Waste Connections is a regional, integrated solid waste services company that provides solid waste collection, transfer, disposal and recycling services in secondary markets of the Western U.S. We currently own and operate 64 collection operations, 21 transfer stations, 14 Subtitle D landfills and 16 recycling facilities and operate, but do not own, an additional nine transfer stations and six Subtitle D landfills. As of December 31, 2001, we served more than 700,000 commercial, industrial and residential customers in 15 states:
California, Colorado, Iowa, Kansas, Minnesota, Montana, Nebraska, New Mexico, Oklahoma, Oregon, South Dakota, Texas, Utah, Washington, and Wyoming. Over 50% of our revenues are derived from exclusive markets, the majority of which are from exclusive arrangements, including franchise agreements, long-term municipal contracts and governmental certificates.

     We have targeted secondary markets of the Western U.S. because we believe that: (1) there is greater opportunity to obtain a strong market share in those markets through exclusive arrangements or competitive asset position; (2) these markets have strong projected economic and population growth rates; (3) a large number of independent solid waste services companies suitable for acquisition by us are located in these markets; and (4) there is less competition in these markets from larger, better-capitalized solid waste services companies. In addition, our senior management team has extensive experience in acquiring, integrating and operating solid waste services businesses in the Western U.S.

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

     Acquisitions have been and are expected to continue to be an important component of our growth strategy. From our initial public offering in May 1998 to December 31, 2001, we acquired 106 solid waste services businesses, including 103 collection operations (of which 55 were "tuck-in" acquisitions),

20 Subtitle D landfills which we own or operate, 30 transfer stations which we own or operate and 16 recycling facilities. These acquisitions took us into 17 new markets in 11 additional states: Colorado, Iowa, Kansas, Minnesota, Montana, Nebraska, New Mexico, Oklahoma, Oregon, Texas and Utah. Generating internal growth and securing additional exclusive arrangements are also important components of our growth strategy.

     Unless otherwise noted, all descriptions of our business in this Annual Report on Form 10-K are as of December 31, 2001.

INDUSTRY BACKGROUND

     We estimate that the U.S. solid waste services industry generated revenues of $40.0 billion in 2000. The solid waste services industry has undergone significant consolidation and integration since 1990. We believe that, particularly in the Western U.S., the following factors have primarily caused the consolidation and integration of the waste services industry:

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

     Despite the ongoing consolidation, the solid waste services industry remains primarily regional in nature and highly fragmented. Based on published industry sources, approximately 20% of the total revenues of the U.S. solid waste industry is accounted for by more than 5,000 private, predominantly small, collection and disposal businesses. We expect the current consolidation trends in the solid waste industry to continue, because many independent landfill and collection operators lack the capital resources, management skills and technical expertise necessary to comply with stringent environmental and other governmental regulations and to compete with larger, more efficient, integrated operators. In addition, many independent operators may wish to sell their businesses to achieve liquidity in their personal finances or as part of their estate planning. We believe that the fragmented nature of the industry offers significant consolidation and growth opportunities, especially in secondary markets of the Western U.S., for companies with disciplined acquisition programs, decentralized operating strategies and access to financial resources.

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

     - Transfer stations are also an important part of our internal growth strategy. They extend our direct-haul reach and link disparate collection operations with disposal capacity that we own, operate or contract. We currently own and/or operate 30 transfer stations. By operating transfer stations, we also engage in direct communications with municipalities and private operators that deliver waste to our transfer stations. This positions us to gain additional business in our markets if a municipality privatizes any solid waste operations it owns or rebids existing contracts, and it increases our opportunities to acquire other private collection operations that use the transfer stations.

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

     - Expansion Through Acquisitions. We intend to expand the scope of our operations by continuing to acquire solid waste operations in new markets and in existing or adjacent markets that are combined with or "tucked in" to existing operations. We focus our acquisition efforts on markets which we believe provide significant growth opportunities for a well-capitalized market entrant and where we can create economic and operational barriers to entry by new competitors. We believe that our experienced management, decentralized operating strategy, financial strength, size and public company status make us an attractive buyer to certain solid waste collection and disposal acquisition candidates. We have developed an acquisition discipline based on a set of financial, geographic and management criteria to evaluate opportunities. Once closed, we seek to integrate each acquired business promptly and to minimize disruption to the ongoing operations of both Waste Connections and the acquired business.

      We intend to expand into new geographic regions through acquisitions. We use an initial acquisition in a new market as an operating base. Then we seek to strengthen the acquired operation's presence in that market by providing additional services, adding new customers and making "tuck-in" acquisitions. We next seek to broaden our regional presence by adding additional operations in markets adjacent to the new location.

      We believe that many new market "tuck-in" acquisition opportunities exist within our current and targeted market areas. For example, we have identified more than 480 independent entities that provide collection and disposal services in the states where we currently operate. We believe that throughout the Western U.S., many independent entities are suitable for acquisition by Waste Connections and provide opportunities to increase our market share and route density.

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

     - We currently deliver our services from approximately 64 operating locations which are grouped into three regions: Pacific Northwest, Western and Central. We reorganized our business into these three regions in May 2000, balancing them on the basis of their respective geographic characteristics, interstate waste flow, revenue base, employee base, regulatory structure and acquisition opportunities. Each region has a Regional Vice President, reporting directly to the corporate management, who is responsible for operations in that region and who supervises a regional controller and regional business development staff.

     - Our regions serve a total of 20 market areas, divided into 64 districts. Our district managers have autonomous service and decision-making authority for their districts and are responsible for maintaining service quality, promoting safety in the operations, implementing marketing programs, and overseeing day-to-day operations, including contract administration. District managers also help identify acquisition candidates and are responsible for integrating them into our operations and obtaining the permits and other governmental approvals required for us to operate the acquired business.

     - Operating Enhancements. We develop company-wide operating standards, which are tailored for each of our markets based on industry standards and local conditions. Using these standards, we track collection and disposal routing efficiency and equipment utilization. We also implement cost controls and employee training and safety procedures, and establish a sales and marketing plan for each market. We have installed a wide area network, implemented advanced management information systems and financial controls, and consolidated accounting, insurance and employee benefit functions, customer service, productivity reporting and dispatching systems. While regional management operates with a high degree of autonomy, our senior officers monitor regional and district operations and require adherence to our accounting, purchasing, marketing and internal control policies, particularly with respect to financial matters. Our executive officers regularly review the performance of district managers and operations. We believe that by establishing operating standards, closely monitoring performance and streamlining certain administrative functions, we can improve the profitability of existing operations.

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

SERVICES

  Commercial, Industrial and Residential Waste Services

     We serve more than 700,000 commercial, industrial and residential customers. Our services are generally provided under one of the following: a) governmental certificates, b) exclusive franchise agreements, c) exclusive municipal contracts, d) commercial and industrial service agreements, e) residential subscriptions and f) residential contracts.

     Governmental certificates, exclusive franchise agreements and exclusive municipal contracts grant us rights to provide services within specified areas at established rates. Governmental certificates are generally perpetual in duration. Our exclusive franchise agreements have remaining terms from 10 to 41 years, and our exclusive municipal contracts generally have shorter contract terms.

     We provide commercial and industrial services, other than those we perform under governmental certificates, franchise agreements or municipal contracts, under agreements ranging from one to seven years. We determine fees under these agreements by such factors as collection frequency, level of service, route density, the type, volume and weight of the waste collected, type of equipment and containers furnished, the distance to the disposal or processing facility, the cost of disposal or processing and prices charged in our markets for similar service. Collection of larger volumes associated with commercial and industrial waste streams generally helps improve our operating efficiencies, and consolidation of these volumes allows us to negotiate more favorable disposal prices. Our commercial and industrial customers use portable containers for storage, enabling us to service many customers with fewer collection vehicles. Commercial and industrial collection vehicles normally require one operator. We provide one to eight cubic yard containers to commercial customers, 10 to 50 cubic yard containers to industrial customers, and 30 to 96 gallon carts to residential customers. For an additional fee, we install stationary compactors that compact waste prior to collection on the premises of a substantial number of large volume customers.

     We provide residential waste services under contracts with homeowners' associations, apartment owners or mobile home park operators, or on subscription basis with individual households. We base residential fees on a contract basis primarily on route density, the frequency and level of service, the distance to the disposal or processing facility, weight and type of waste collected, type of equipment and containers furnished, the cost of disposal or processing and prices charged in that market for similar services. Collection fees are paid either by the municipalities from tax revenues or directly by the residents receiving the services.

  Transfer Station Services

     We have an active program to acquire, develop, own and operate transfer stations in markets proximate to our operations. Currently, we own and operate transfer stations in California, Colorado, Nebraska, Oklahoma, Oregon and Washington and we are constructing a transfer station in Kansas. In addition, we operate, but do not own, transfer stations in California, Nebraska, Oregon and Washington. These transfer stations receive, compact, and transfer solid waste to be transported by larger vehicles to landfills. We believe that the transfer stations benefit us by:

     - concentrating the waste stream from a wider area, which increases the volume of disposal at landfills that we operate and gives us greater leverage in negotiating for more favorable disposal rates at other landfills;

     - improving utilization of collection personnel and equipment; and

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

     Currently, we own and operate landfills in Colorado, Kansas, Minnesota, Nebraska, New Mexico, Oklahoma and Oregon. In addition, we operate, but do not own, landfills in California, Nebraska and New Mexico. All landfills that we own or operate are Subtitle D landfills.

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

  Recycling Services

     We offer municipal, commercial, industrial and residential customers recycling services for a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals. We own and operate 16 recycling processing facilities and sell other collected recyclable materials to third parties for processing before resale. We often share the profits from our resale of recycled materials with other parties to our recycling contracts. For example, certain of our municipal recycling contracts in Washington, negotiated before we acquired those businesses, specify certain benchmark resale prices for recycled commodities. To the extent the prices we actually receive for the processed recycled commodities collected under the contract exceed the prices specified in the contract, we share the excess with the municipality, after recovering any previous shortfalls resulting from actual market prices falling below the prices specified in the contract. To reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties. We believe that recycling will continue to be an important component of local and state solid waste management plans due to the public's increasing environmental awareness and expanding regulations that mandate or encourage recycling.

  G Certificates

     A substantial portion of our Washington collection business is performed under governmental certificates (referred to as "G certificates") awarded by the WUTC. G certificates apply only to unincorporated areas of Washington and municipalities that have elected to have their solid waste collection overseen by the WUTC. G certificates generally grant the holder the exclusive and perpetual right to provide certain solid waste collection and transportation services in a specified territory. The WUTC has repeatedly determined that, in enacting the statute authorizing G certificates, the Washington Legislature intended to favor grants of exclusive, rather than overlapping, service rights for conventional solid waste services. Accordingly, most G certificates currently grant exclusive solid waste collection and transportation rights for conventional solid waste services in their specified territories.

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

     In addition to awarding G certificates, the WUTC is required by statute to establish just, reasonable and compensatory rates to customers of regulated solid waste collection companies. The WUTC is charged with balancing the needs of service providers to earn fair and sufficient returns on their investments in plant and equipment against the needs of commercial and residential customers to receive adequate and reasonably priced services. Over the past decade, the WUTC has used a rate-making methodology known as the "Lurito-Gallagher" method. This method calculates rates based on the income statements and balance sheets of each service provider, with the goal of establishing rates that reflect the costs of providing service and that motivate service providers to invest in equipment that improves operating efficiency in a cost-effective manner. The Lurito-Gallagher rate-setting methodology was adjusted in the early 1990's to better reflect the costs of providing recycling services, by accounting for providers' increasing use of automated equipment and adjusting for the cyclicality of the secondary recyclables markets. This has often resulted in more frequent rate adjustments in response to material cost shifts.

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

     The EPA regulations issued under Subtitle C of RCRA impose a comprehensive "cradle to grave" system for tracking the generation, transportation, treatment, storage and disposal of hazardous wastes. The Subtitle C Regulations impose obligations on generators, transporters and disposers of hazardous wastes, and require permits that are costly to obtain and maintain for sites where such material is treated, stored or disposed. Subtitle C requirements include detailed operating, inspection, training and emergency preparedness and response standards, as well as requirements for manifesting, record keeping and reporting, corrective action, facility closure, post-closure and financial responsibility. Most states have promulgated regulations modeled on some or all of the Subtitle C provisions issued by the EPA. Some state regulations impose different, additional and more stringent obligations, and may regulate certain materials as hazardous wastes that are not so regulated under the federal Subtitle C Regulations. From the date of inception through December 31, 2001, we did not, to our knowledge, transport hazardous wastes under circumstances that would subject us to hazardous waste regulations under RCRA. Some of our ancillary operations (e.g., vehicle maintenance operations) may generate hazardous wastes. We manage these wastes in substantial compliance with applicable laws.

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

  Flow Control/Interstate Waste Restrictions

     Certain permits and approvals, as well as certain state and local regulations, may limit a landfill or transfer station to accepting waste that originates from specified geographic areas, restrict the importation of out-of-state waste or wastes originating outside the local jurisdiction or otherwise discriminate against non-local waste. These restrictions, generally known as flow control restrictions, are controversial, and some courts have held that some flow control schemes violate constitutional limits on state or local regulation of interstate commerce. From time to time, federal legislation is proposed that would allow some local flow control restrictions. Although no such federal legislation has been enacted to date, if such federal legislation should be enacted in the future, states in which we own or operate landfills could limit or prohibit the importation of out-of-state waste or direct that wastes be handled at specified facilities. Such state actions could adversely affect our landfills. These restrictions could also result in higher disposal costs for our collection operations. If we were unable to pass such higher costs through to our customers, our business, financial condition and operating results could be adversely affected.

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

     Municipal solid waste collection contracts may require performance bonds or other means of financial assurance to secure contractual performance. Certain environmental regulations also require demonstrated financial assurance to meet closure and post-closure requirements for landfills. We have not experienced difficulty in obtaining performance bonds or letters of credit for our current operations. At December 31, 2000, we had provided customers and various regulatory authorities with surety bonds in the aggregate amount of approximately $9.9 million to secure our obligations (exclusive of letters of credit backing certain municipal bond obligations). If we are unable to obtain surety bonds or letters of credit in sufficient amounts or at acceptable rates, we could be precluded from entering into additional municipal solid waste collection contracts or obtaining or retaining landfill operating permits.

  Employees

     At December 31, 2001, we employed approximately 2,010 full-time employees, including approximately 211 persons classified as professionals or managers, approximately 1,526 employees involved in collection, transfer, disposal and recycling operations, and approximately 273 sales, clerical, data processing or other administrative employees.

     The Teamsters Union represents approximately 113 drivers and mechanics at our Vancouver, Washington operation. The labor agreement between the Union and Waste Connections was renewed in January 2000 for a period of three years.

     The Teamsters Union represents approximately 26 drivers and mechanics at Arrow Sanitary Services, Inc. ("Arrow"), one of our wholly owned subsidiaries. The current labor agreement expired on March 1, 2001 and the we are negotiating a new contract. We expect these negotiations to be resolved without any material adverse effects on Waste Connections.

     The Teamsters Union represents approximately 59 of the drivers for the Murrey Companies, which are wholly owned subsidiaries of Waste Connections. A new collective bargaining agreement, with a term of three and a half years, was negotiated during the fourth quarter of 1999.

     The Teamsters Union represents approximately seven drivers and mechanics at our Miles City, Montana operation. The current labor agreement expires in October 2001.

     There have been organizing efforts at two of our other operations covering a total of 52 non-management employees. We do not anticipate that these efforts will lead to organization of these operations.

     We are not aware of any other organizational efforts among our employees and believe that our relations with our employees are good.

ITEM 2. PROPERTIES

     As of December 31, 2001, we owned and operated 64 collection operations, 21 transfer stations, 14 Subtitle D landfills and 16 recycling facilities and operated an additional nine transfer stations and six Subtitle D landfills. We lease various offices and facilities, including our corporate offices in Folsom, California. The real estate that we own is not subject to material encumbrances. We own various equipment, including waste collection and transportation vehicles, related support vehicles, carts, containers, and heavy equipment used in landfill operations. We believe that our existing facilities and equipment are generally adequate for our current operations. However, we expect to make additional investments in property and equipment for expansion and replacement of assets and in connection with future acquisitions.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 2000.

                                   MANAGEMENT

EXECUTIVE OFFICERS

     The following table sets forth certain information concerning our executive officers as of March 31, 2001:

                 NAME                    AGE                         POSITIONS
                 ----                    ---                         ---------
Ronald J. Mittelstaedt(1)(2)...........  37    President, Chief Executive Officer and Chairman
Steven F. Bouck........................  44    Executive Vice President and Chief Financial Officer
Darrell W. Chambliss...................  36    Executive Vice President -- Operations, Secretary
David M. Hall..........................  43    Vice President -- Business Development
Michael R. Foos........................  35    Vice President -- Finance and Chief Accounting
                                               Officer
Eric J. Moser..........................  34    Vice President -- Corporate Controller, Treasurer
Jerri L. Hunt..........................  49    Vice President -- Human Resources and Risk Management
James M. Little........................  39    Vice President -- Engineering
Eric Hansen............................  36    Vice President -- Information Technology

---------------
(1) Member of the Executive Committee of the Board of Directors.

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

     Darrell W. Chambliss has been Executive Vice President -- Operations and Secretary since October 1, 1997. Mr. Chambliss held various management positions at USA Waste Services, Inc. (including Sanifill, Inc. and United Waste, Inc., both of which were acquired by USA Waste Services, Inc.) from April 1995 to September 1997, including most recently Division Manager in Corning, California, where he was responsible for the operations of 19 operating companies as well as supervising and integrating acquisitions. From July 1989 to April 1995, he held various management positions with Browning-Ferris Industries, Inc., including serving as Assistant District Manager in San Jose, California, where he was responsible for a significant hauling operation, and serving as District Manager in Tucson, Arizona for more than three years. Mr. Chambliss holds a B.S. in Business Administration from the University of Arkansas.

     David M. Hall has been Vice President -- Business Development since August 1, 1998. Mr. Hall has over fifteen years of experience in the solid waste industry with extensive operating and marketing experience in the Western U.S. From October, 1995 to July 1998, Mr. Hall was the Divisional Vice President of USA Waste Services, Inc., Rocky Mountain Division (including for Sanifill, Inc. which was acquired by USA Waste Services, Inc.). In that position, he oversaw all operations and business development in six Rocky Mountain states. Prior to his employment with Sanifill, Mr. Hall held various management positions with BFI from October 1986 to October 1995, including Vice President of Sales for the Western United States. Mr. Hall was employed from 1979 to 1986 in a variety of sales and marketing management positions in the high technology sector. Mr. Hall received a BS degree in Management and Marketing in 1979 from Southwest Missouri State University.

     Michael R. Foos has been Vice President -- Finance and Chief Accounting Officer since October 1999. From October 1997 to September 1999, Mr. Foos served as Vice President and Corporate Controller of Waste Connections. Mr. Foos served as Division Controller of USA Waste Services, Inc. (including Sanifill, Inc., which was acquired by USA Waste Services, Inc.) from October 1996 to September 1997, where he was responsible for financial compilation and reporting and acquisition due diligence for a seven-state region. Mr. Foos served as Assistant Regional Controller at USA Waste Services, Inc. from August 1995 to September 1996, where he was responsible for internal financial reporting for operations in six states and Canada. Mr. Foos also served as District Controller for Waste Management, Inc. from February 1990 to July 1995, and was a member of the audit staff of Deloitte & Touche from 1987 to 1990. Mr. Foos holds a B.S. in Accounting from Ferris State University.

     Eric J. Moser has been Waste Connections' Vice President -- Corporate Controller, Treasurer since October 1999. From October 1997 to September 1999, Mr. Moser served as Waste Connections' Treasurer and Assistant Corporate Controller. From August 1995 to September 1997, Mr. Moser held various finance positions at USA Waste Services, Inc. (including Sanifill, Inc., which was acquired by USA Waste Services, Inc.), most recently as Controller of the Ohio Division, where he was responsible for internal financial compilation and reporting and acquisition due diligence. Previously Mr. Moser was Controller of the Michigan Division of USA Waste Services, Inc., where he was responsible for internal financial reporting. Mr. Moser served as Controller for Waste Management, Inc. from June 1993 to August 1995, where he was responsible for internal financial reporting for a hauling company, landfill and transfer station. Mr. Moser holds a B.S. in Accounting from Illinois State University.

     Jerri L. Hunt has been Vice President -- Human Resources and Risk Management since December 1999. From 1994 to 1999, Ms. Hunt held various positions with First Union National Bank (including the Money Store, which was acquired by First Union National Bank), most recently Vice President of Human Resources in which she managed all aspects of human resources for over 5,000 employees located throughout the United States. From 1989 to 1994, Ms. Hunt served as Manager of Human Resources and Risk Management for BFI, where she was responsible for all aspects of human resources and safety and environmental compliance matters. Ms. Hunt also served as a Human Resources Supervisor for United Parcel Service from 1976 to 1989. She holds a B.A. in Human Resources from California State University, Sacramento and a M.S. in Human Resources from Golden Gate University.

     Jim M. Little has been Vice President -- Engineering since September 1999. Mr. Little held various management positions with Waste Management, Inc. (including USA Waste Services, Inc., which was acquired by Waste Management, Inc. and Chambers Development Co. Inc., which was acquired by USA Waste Services, Inc.) from January 1990 to September 1999, including most recently Division Manager in Ohio, where he was responsible for the operations of ten operating companies in the Northern Ohio area. Mr. Little holds both a B.S. and M.S. in Geology from Slippery Rock University of Pennsylvania.

     Eric Hansen, has been Vice President -- Information Technology since January 2001. From April 1998 to December 2000, Mr. Hansen served as Waste Connections' Director of Management Information Systems. Mr. Hansen served as Information Systems Manager with Fibres International from October 1997 to April 1998. Mr. Hansen held various positions including NT Administrator for the Multnomah Athletic Club in Portland, Oregon from August 1989 to October 1997. Mr. Hansen earned a Bachelor of Science degree from Portland State University in 1989.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock trades on The Nasdaq Stock Market(R) -- National Market under the symbol "WCNX". The following table shows the high and low sale prices for the common stock as reported by the Nasdaq National Market for the periods indicated.

                                                              HIGH      LOW
                                                             ------    ------
1999
  First Quarter............................................  $24.00    $16.50
  Second Quarter...........................................   32.13     22.00
  Third Quarter............................................   31.00     19.13
  Fourth Quarter...........................................   20.94     10.88
2000
  First Quarter............................................  $14.94    $ 9.25
  Second Quarter...........................................   19.75      9.75
  Third Quarter............................................   25.94     17.13
  Fourth Quarter...........................................   35.25     21.69

     On February 28, 2001, there were 92 record holders of Waste Connections common stock.

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

     The selected financial information has been restated to reflect the business combinations of Waste Connections with Murrey's Disposal Company, Inc., American Disposal Company, Inc., D.M. Disposal Co., Inc., and Tacoma Recycling Company, Inc., Roche & Sons, Inc., Ritters Sanitary Service, Inc., Central Waste Disposal, Inc., Cen San, Inc., Omega Systems, Inc., The Garbage Company, Nebraska Ecology Systems and G&P Development, Inc., Cook's Wastepaper and Recycling, Inc. and Waste Wranglers, Inc. (each accounted for as a pooling-of-interests).

                    WASTE CONNECTIONS, INC. AND PREDECESSORS

                            SELECTED FINANCIAL DATA
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                           THE
                                         DISPOSAL
                                          GROUP
                                         COMBINED
                                           FROM                                    PREDECESSORS
                                        JANUARY 1,   PREDECESSORS      WASTE         COMBINED
                                           1996        COMBINED     CONNECTIONS     NINE MONTHS    WASTE CONNECTIONS, INC.
                                         THROUGH     PERIOD ENDED    YEAR ENDED        ENDED       YEARS ENDED DECEMBER 31,
                                         JULY 31,    DECEMBER 31,   DECEMBER 31,   SEPTEMBER 30,   ------------------------
                                           1996          1996           1996           1997           1997         1998
                                        ----------   ------------   ------------   -------------   ----------   -----------
STATEMENT OF OPERATIONS DATA(1):
  Revenues............................    $8,738       $13,422       $   35,744       $18,114      $   47,510   $    99,624
  Operating expenses:
    Cost of operations................     6,174        11,420           27,426        14,753          36,213        71,635
    Selling, general and
      administrative..................     2,126         1,649            3,731         3,009           5,088         9,967
    Depreciation and amortization.....       324           962            2,580         1,083           3,180         8,008
    Start-up and integration..........        --            --               --            --             493            --
    Stock compensation................        --            --               --            --           4,395           632
    Acquisition related expenses......        --            --               --            --              --            --
                                          ------       -------       ----------       -------      ----------   -----------
  Income (loss) from operations.......       114          (609)           2,007          (731)         (1,859)        9,382
  Interest expense....................       (12)         (225)            (834)         (456)         (1,957)       (3,458)
  Other income (expense), net.........     2,661          (147)             420            14             449           410
                                          ------       -------       ----------       -------      ----------   -----------
  Income (loss) before income tax
    provision.........................     2,763          (981)           1,593        (1,173)         (3,367)        6,334
  Income tax provision................      (505)           --             (580)           --            (332)       (3,040)
                                          ------       -------       ----------       -------      ----------   -----------
  Income (loss) before extraordinary
    item..............................     2,258          (981)           1,013        (1,173)         (3,699)        3,294
  Extraordinary item -- early
    extinguishment of debt, net of tax
    benefit of $264...................        --            --               --            --              --        (1,027)
                                          ------       -------       ----------       -------      ----------   -----------
  Net income (loss)...................    $2,258       $  (981)      $    1,013       $(1,173)     $   (3,699)  $     2,267
                                          ======       =======       ==========       =======      ==========   ===========
  Redeemable convertible preferred
    stock accretion...................        --            --               --            --            (531)         (917)
                                          ------       -------       ----------       -------      ----------   -----------
  Net income (loss) applicable to
    common stockholders...............    $2,258       $  (981)      $    1,013       $(1,173)     $   (4,230)  $     1,350
                                          ======       =======       ==========       =======      ==========   ===========
  Basic income (loss) per common
    share:
    Income (loss) before extraordinary
      item............................                               $     0.26                    $    (0.73)  $      0.23
    Extraordinary item................                                       --                            --         (0.10)
                                                                     ----------                    ----------   -----------
  Net income (loss) per common
    share.............................                               $     0.26                    $    (0.73)  $      0.13
                                                                     ==========                    ==========   ===========
  Diluted income (loss) per common
    share:
    Income (loss) before extraordinary
      item............................                               $     0.26                    $    (0.73)  $      0.19
    Extraordinary item................                                       --                            --         (0.08)
                                                                     ----------                    ----------   -----------
  Net income (loss) per common
    share.............................                               $     0.26                    $    (0.73)  $      0.11
                                                                     ==========                    ==========   ===========
  Shares used in calculating basic
    income (loss) per share...........                                3,849,260                     5,825,142    10,412,868
                                                                     ==========                    ==========   ===========
  Share used in calculating diluted
    income (loss) per share...........                                3,849,260                     5,825,142    12,323,990
                                                                     ==========                    ==========   ===========


                                         WASTE CONNECTIONS, INC.
                                      YEARS ENDED DECEMBER 31,
                                        -------------------------
                                           1999          2000
                                        -----------   -----------
STATEMENT OF OPERATIONS DATA(1):
  Revenues............................  $   184,225   $   304,355
  Operating expenses:
    Cost of operations................      112,686       174,510
    Selling, general and
      administrative..................       15,754        25,416
    Depreciation and amortization.....       14,769        27,195
    Start-up and integration..........           --            --
    Stock compensation................          265           163
    Acquisition related expenses......        9,003           150
                                        -----------   -----------
  Income (loss) from operations.......       31,748        76,921
  Interest expense....................      (11,531)      (28,705)
  Other income (expense), net.........          (66)         (717)
                                        -----------   -----------
  Income (loss) before income tax
    provision.........................       20,151        47,499
  Income tax provision................      (10,924)      (19,310)
                                        -----------   -----------
  Income (loss) before extraordinary
    item..............................        9,227        28,189
  Extraordinary item -- early
    extinguishment of debt, net of tax
    benefit of $264...................           --            --
                                        -----------   -----------
  Net income (loss)...................  $     9,227   $    28,189
                                        ===========   ===========
  Redeemable convertible preferred
    stock accretion...................           --            --
                                        -----------   -----------
  Net income (loss) applicable to
    common stockholders...............  $     9,227   $    28,189
                                        ===========   ===========
  Basic income (loss) per common
    share:
    Income (loss) before extraordinary
      item............................  $      0.49   $      1.21
    Extraordinary item................           --            --
                                        -----------   -----------
  Net income (loss) per common
    share.............................  $      0.49   $      1.21
                                        ===========   ===========
  Diluted income (loss) per common
    share:
    Income (loss) before extraordinary
      item............................  $      0.46   $      1.17
    Extraordinary item................           --            --
                                        -----------   -----------
  Net income (loss) per common
    share.............................  $      0.46   $      1.17
                                        ===========   ===========
  Shares used in calculating basic
    income (loss) per share...........   18,655,801    23,301,358
                                        ===========   ===========
  Share used in calculating diluted
    income (loss) per share...........   19,929,539    23,994,994
                                        ===========   ===========

                           See footnotes on page 19.

                                                                                WASTE CONNECTIONS, INC.
                                              PREDECESSORS     ----------------------------------------------------------
                                                COMBINED                              DECEMBER 31,
                                              DECEMBER 31,     ----------------------------------------------------------
                                                  1996          1996       1997          1998          1999        2000
                                              -------------    -------    -------    ------------    --------    --------
BALANCE SHEET DATA:
Cash and equivalents........................     $   102       $   483    $ 1,327      $  3,351      $  2,393    $  2,461
Working capital (deficit)...................         695        (4,447)    (5,380)      (14,167)      (10,149)    (10,398)
Property and equipment, net.................       5,069        15,553     23,275        51,422       335,260     384,237
Total assets................................      15,291        21,302     45,905       176,659       617,958     810,104
Long-term debt (2)..........................          89         5,928     14,500        68,274       275,145     334,194
Redeemable convertible preferred stock......          --            --      7,523            --            --          --
Total stockholders' equity..................          --         4,858      5,374        66,837       218,521     334,208

---------------
(1) The entities Waste Connections acquired in September 1997 from BFI are collectively referred to as Waste Connections' predecessors. BFI acquired the predecessors at various times during 1995 and 1996, and prior to being acquired by BFI, the predecessors operated as separate stand-alone businesses. Various factors affect the year-to-year comparability of the amounts presented. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations" for additional information concerning Waste Connections and our predecessors.

(2) Excludes redeemable convertible preferred stock, which converted into common stock upon our May 1998 initial public offering.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the "Selected Financial Data," our Consolidated Financial Statements and the notes thereto included elsewhere herein.

OVERVIEW

     Waste Connections, Inc. is a regional, integrated solid waste services company that provides solid waste collection, transfer, disposal and recycling services in secondary markets of the Western U.S. As of December 31, 2000, we served more than 700,000 commercial, industrial and residential customers in California, Colorado, Iowa, Kansas, New Mexico, Minnesota, Montana, Nebraska, Oklahoma, Oregon, South Dakota, Texas, Utah, Washington, and Wyoming. As of that date, we owned 64 collection operations and operated or owned 30 transfer stations, 20 Subtitle D landfills and 16 recycling facilities.

     We have acquired 116 businesses from our inception in September 1997 through December 31, 2000, with 26 of these acquisitions occurring in 2000. The aggregate consideration for acquisitions occurring in 2000, using the purchase method of accounting, was approximately $172 million. From inception through December 31, 2000, the results of operations of these acquired businesses have been included in our financial statements only from the respective dates of acquisition, except for 14 acquisitions accounted for under the poolings-of-interests method of accounting, which are included for all periods presented. We anticipate that a substantial part of our future growth will come from acquiring additional solid waste collection, transfer and disposal businesses and, as a consequence, additional acquisitions could continue to affect period-to-period comparisons of our operating results.

     In 2000, we acquired one business in a combination accounted for as a pooling-of-interests. The aggregate consideration paid consisted of 103,315 shares of our common stock. In connection with this merger, we incurred transaction-related costs of $150,000, which were charged to operations.

GENERAL

     Our revenues consist mainly of fees we charge customers for solid waste collection, transfer, disposal and recycling services. A large part of our collection revenues come from providing commercial, industrial and residential services. We frequently perform these services under service agreements or franchise agreements with counties or municipal contracts. County franchise agreements and municipal contracts generally last from one to ten years. Our existing franchise agreements and many of our existing municipal contracts give us the exclusive right to provide specified waste services in the specified territory during the contract term. These exclusive arrangements are awarded, at least initially, on a competitive bid basis and subsequently on a bid or negotiated basis. We also provide residential collection services on a subscription basis with individual households. Over 50% of our revenues for the year ended December 31, 2000 were derived from services provided in exclusive markets. Governmental certificates grant us perpetual and exclusive collection rights in the covered areas. Contracts with counties and municipalities and governmental certificates provide relatively consistent cash flow during the terms of the contracts. Because we bill most residential customers on a periodic basis, subscription agreements provide a stable source of revenues. Our collection business also generates revenues from the sale of recyclable commodities. The table below shows for the periods indicated the percentage of our total reported revenues attributable to services provided, prior to intercompany eliminations. The data below have been restated to give effect to acquisitions that were accounted for using the pooling-of-interests method for business combinations.

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1998     1999     2000
                                                              -----    -----    -----
Collection..................................................   85.6%    71.1%    70.8%
Transfer and processing.....................................    7.4     14.8      9.3
Landfill....................................................    4.9     10.1     13.4
Recycling...................................................    1.8      3.0      6.0
Other.......................................................    0.3      1.0      0.5
                                                              -----    -----    -----
                                                              100.0%   100.0%   100.0%
                                                              =====    =====    =====

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

     We derive a substantial portion of our revenues from services provided under exclusive municipal contracts and franchise agreements. No single contract or customer accounted for more than 5% of our revenues for the years ended December 31, 1998, 1999 or 2000.

     Costs of operations include labor, fuel, equipment maintenance and tipping fees paid to third party disposal facilities, worker's compensation and vehicle insurance, the cost of materials we purchase for recycling, third party transportation expense, district and state taxes and host community fees and royalties. As of December 31, 2000, we owned and/or operated 30 transfer stations, which reduce our costs by allowing us to use collection personnel and equipment more efficiently and by consolidating waste to gain more favorable disposal rates that may be available for larger quantities of waste.

     Selling, general and administrative ("SG&A") expenses include management, clerical and administrative compensation overhead costs associated with our marketing and sales force, professional services and community relations expense.

     Depreciation and amortization expense includes depreciation and depletion of property and equipment over their estimated useful lives and amortization of goodwill and other intangible assets using the straight-line method.

     We capitalize some third-party expenditures related to pending acquisitions or development projects, such as legal and engineering expenses. We expense indirect acquisition costs, such as executive and corporate overhead, public relations and other corporate services, as we incur them. We charge against net income any unamortized capitalized expenditures and advances (net of any portion that we believe we may recover, through sale or otherwise) that relate to any operation that is permanently shut down and any pending acquisition or landfill development project that is not completed. We routinely evaluate all capitalized costs, and expense those related to projects that we believe are not likely to succeed. As of December 31, 2000, we had $69,000 in capitalized expenditures relating to pending acquisitions and $8,000 in capitalized interest related to construction in process.

     Goodwill represents the excess of the purchase price over the fair value of the net assets of the acquired entities, and is amortized on a straight-line basis over the period of expected benefit of 40 years. Accumulated amortization of goodwill amounted to $5.4 million and $13.1 million as of December 31, 1999 and 2000, respectively. In allocating the purchase price of an acquired company among its assets, we first assign value to the tangible assets, followed by intangible assets, including covenants not to compete and certain contracts and customer lists that are determinable both in terms of size and life. We determine the value of the other intangible assets by considering, among other things, the present value of the cash flows associated with those assets.

     We continually evaluate the value and future benefits of our intangible assets, including goodwill. We assess the recoverability from future operations using cash flows and income from operations of the related acquired businesses as measures. Under this approach, the carrying value is reduced if it becomes probable that our best estimate for expected future cash flows of the related business would be less than the carrying amount of the intangible assets. As of December 31, 2000, there have been no adjustments to the carrying amounts of intangibles resulting from these evaluations. As of December 31, 2000, goodwill and other intangible assets represented approximately 44.9% of total assets and 108.8% of stockholders' equity.

     We reserve for estimated landfill closure and post-closure maintenance costs at the landfills we own. We will have additional material financial obligations relating to closure and post-closure costs of the other disposal facilities that we currently own or operate and that we may own or operate in the future. The net present value of the closure and post closure commitment is calculated assuming an inflation rate of 3% and a discount rate of 7.5%. Discounted amounts previously recorded are accreted to reflect the effect of the passage of time.

RESULTS OF OPERATIONS

     The following table sets forth items in our consolidated statement of operations in thousands and as a percentage of revenues for the periods indicated:

                                                         YEAR ENDED DECEMBER 31,
                                    -----------------------------------------------------------------
                                              1998 AS A              1999 AS A              2000 AS A
                                                % OF                   % OF                   % OF
                                     1998      REVENUE      1999      REVENUE      2000      REVENUE
                                    -------   ---------   --------   ---------   --------   ---------
Revenues..........................  $99,624     100.0%    $184,225     100.0%    $304,355     100.0%
Cost of operations................   71,635      71.9      112,686      61.2      174,510      57.3
Selling, general and
  administrative..................    9,967      10.0       15,754       8.6       25,416       8.4
Depreciation and amortization.....    8,008       8.0       14,769       8.0       27,195       8.9
Stock compensation................      632       0.6          265       0.1          163       0.1
Acquisition related expenses......       --        --        9,003       4.9          150       0.0
                                    -------     -----     --------     -----     --------     -----
Operating income..................    9,382       9.4       31,748      17.2       76,921      25.3
Interest expense, net.............   (3,458)     (3.5)     (11,531)     (6.3)     (28,705)     (9.4)
Other income (expense), net.......      410       0.4          (66)      0.0         (717)     (0.2)
Income tax provision..............   (3,040)     (3.1)     (10,924)     (5.9)     (19,310)     (6.3)
Extraordinary charges.............   (1,027)     (1.0)          --        --           --        --
                                    -------     -----     --------     -----     --------     -----
Net income........................  $ 2,267       2.3%    $  9,227       5.0%    $ 28,189       9.3%
                                    =======     =====     ========     =====     ========     =====
EBITDA(1).........................     18.1%                  30.3%                  34.3%
                                    =======               ========               ========

---------------
(1) EBITDA represents earnings presented above before extraordinary loss, interest, (other) expense, income taxes, depreciation and amortization expense and stock compensation expense. EBITDA is not a measure of cash flow, operating results or liquidity, as determined in accordance with accounting principles generally accepted in the United States.

  Years Ended December 31, 2000 and 1999

     Revenues. Revenues for 2000 increased $120.2 million, or 65.2%, to $304.4 million from $184.2 million for 1999. Approximately $37 million of the increase resulted from acquisitions accounted for using the purchase method of accounting that closed since the beginning of 2000. The remaining increase was primarily attributable to the inclusion in 2000 of 12 months of revenues from businesses acquired in 1999 and selective price increases and growth in the base business.

     Cost of Operations. Cost of operations for 2000 increased $61.8 million, or 54.9%, to $174.5 million from $112.7 million for 1999. The increase was primarily attributable to the inclusion of the cost of operations of acquisitions closed since the beginning of the year and the inclusion in 2000 of 12 months of operating costs from businesses acquired in 1999. Cost of operations as a percentage of revenues declined by 3.9 percentage points to 57.3% in 2000 from 61.2% in 1999. The decline in cost of operations as a percent of revenues was primarily attributable to the effect of tuck-in acquisitions closed since the beginning of 2000, economies of scale from the greater revenue base, elimination of overhead in privately held companies acquired in acquisitions accounted for as poolings-of-interests, greater integration of collection volumes into landfills we own or operate and selective price increases.

     SG&A. SG&A expenses increased $9.6 million, or 61.3%, to $25.4 million for 2000 from $15.8 million for 1999. The increase resulted primarily from additional personnel from companies acquired in 2000, the inclusion in 2000 of 12 months of SG&A costs from businesses acquired in 1999 and additional corporate overhead to accommodate our growth. SG&A as a percentage of revenues declined by 0.2 percentage points to 8.4% for 2000 from 8.6% for 1999. The decline in SG&A as a percentage of revenues was a result of spreading of overhead expenses over a larger base of revenue from the acquisitions completed in 2000, offset by increases in corporate overhead.

     Depreciation and Amortization. Depreciation and amortization expense increased $12.4 million, or 84.1%, to $27.2 million for 2000 from $14.8 million for 1999. The increase resulted primarily from the inclusion of depreciation and amortization of businesses acquired in 2000, the inclusion in 2000 of 12 months of depreciation and amortization from businesses acquired in 1999, the amortization of goodwill and other intangible assets associated with acquisitions accounted for using the purchase method of accounting and a greater percentage of revenues derived from landfill activity. Depreciation and amortization as a percentage of revenues increased 0.9 percentage points to 8.9% for 2000 from 8.0% for 1999. The increase in depreciation and amortization as a percentage of revenues in 2000 was due to the increased amortization of landfill airspace associated with landfill purchased in 2000 and the roll over effect of landfills acquired in 1999. The landfill amortization rates as a percentage of revenues are generally higher than the historical depreciation and amortization rates of our collection companies.

     Stock Compensation Expense. Stock compensation expense decreased $102,000, or 38.5%, to $163,000 for 2000 from $265,000 for 1999. Our stock compensation expense is attributable to the valuation of common stock options and warrants with exercise prices less than the estimated fair value or our common stock on the date of grant and relates solely to stock options and warrants granted prior to the initial public offering in May 1998. The expense attributable to these options and warrants was fully amortized between 1998 and 2000. Stock compensation as a percentage of revenues was 0.1% for 2000 and 1999.

     Acquisition-Related Expenses. Acquisition-related expenses decreased $8.85 million to $150,000 for 2000 from $9.0 million for 1999. The decrease is related primarily to the decline in the number and size of acquisitions accounted for using the pooling-of-interests method of accounting in 2000 relative to 1999. These expenses arise from commissions, professional fees, and other direct costs resulting from the one acquisition in 2000 and the 13 acquisitions in 1999 that were accounted for using the pooling-of-interests method.

     Operating Income. Operating income increased $45.2 million, or 142.3%, to $76.9 million in 2000 from $31.7 million in 1999. The increase was attributable to operating income recognized from acquisitions closed in 2000, the inclusion in 2000 of 12 months of operating income from acquisitions closed in 1999, the reduction of acquisition-related expenses associated with 13 acquisitions that were accounted for using the pooling-of-interest method in 1999, economies of scale from a greater revenue base and greater integration of collection volumes into transfer stations and landfills we own or operate. Operating income as a percentage of revenues increased by 8.1 percentage points to 25.3% for 2000 from 17.2% for 1999. The increase was attributable to improvements in gross margins coupled with declines in SG&A, acquisition related expenses and stock compensation expenses as a percentage of revenue.

     Interest Expense. Interest expense increased $17.2 million, or 148.9%, to $28.7 million for 2000 from $11.5 million for 1999. The increase was primarily attributable to higher debt levels incurred to fund certain of our acquisitions.

     Other Expense. Other expense increased $651,000, or 986.4%, to $717,000 in 2000 from $66,000 in 1999. The increase was primarily attributable to a loss on sale of assets in 2000.

     Provision for Income Taxes. Income taxes increased $8.4 million, or 76.8%, to $19.3 million for 2000 from $10.9 million for 1999. The effective income tax rate in 2000 was 40.6%, which is above the federal statutory rate of 35.0% as the result of the non-deductibility of certain expenses associated with acquisitions accounted for as poolings-of-interests, state and local taxes, non-deductible goodwill associated with certain acquisitions and the non-deductibility of the stock compensation expense.

     Net Income. Net income increased by $19.0 million, or 205.5%, to $28.2 million in 2000 from $9.2 million in 1999. The increase was attributable to the increase in operating income, offset by the increases in interest expense, income tax expense and other expense. Net income as a percentage of revenues increased by 4.3 percentage points to 9.3% for 2000 from 5.0% for 1999. The increase was attributable to improvements in gross margins coupled with declines in SG&A, acquisition related expenses and stock compensation expenses as a percentage of revenue offset by increases in interest expense and income taxes.

  Years Ended December 31, 1999 and 1998

     Revenues. Revenues for 1999 increased $84.6 million, or 84.9%, to $184.2 million from $99.6 million for 1998. Approximately $50 million of the increase resulted from acquisitions accounted for using the purchase method of accounting that closed since the beginning of 1999. The remaining increase was primarily attributable to the inclusion in 1999 of 12 months of revenues from businesses acquired in 1998, selective price increases and a nominal contribution from growth in the businesses acquired prior to 1999.

     Cost of Operations. Cost of operations for 1999 increased $41.1 million, or 57.3%, to $112.7 million from $71.6 million for 1998. The increase was primarily attributable to the inclusion of the cost of operations of acquisitions closed since the beginning of the year and the inclusion in 1999 of 12 months of operating costs from businesses acquired in 1998. Cost of operations as a percentage of revenues declined by 10.7 percentage points to 61.2% in 1999 from 71.9% in 1998. The decline in cost of operations as a percent of revenues was primarily attributable to the effect of tuck-in acquisitions closed since the beginning of 1999, economies of scale from the greater revenue base, elimination of overhead in privately held companies acquired in acquisitions accounted for as poolings-of-interests, greater integration of collection volumes into landfills we own or operate and selective price increases.

     SG&A. SG&A expenses increased $5.8 million, or 58.1%, to $15.8 million for 1999 from $10.0 million for 1998. The increase resulted primarily from additional personnel from companies acquired in 1999, the inclusion in 1999 of 12 months of SG&A costs from businesses acquired in 1998 and additional corporate overhead to accommodate our growth. SG&A as a percentage of revenues declined by 1.4 percentage points to 8.6% for 1999 from 10.0% for 1998. The decline in SG&A as a percentage of revenues was a result of spreading of overhead expenses over a larger base of revenue from the acquisitions completed in 1999, offset by increases in corporate overhead and the costs associated with being a public company for the full year.

     Depreciation and Amortization. Depreciation and amortization expense increased $6.8 million, or 84.4%, to $14.8 million for 1999 from $8.0 million for 1998. The increase resulted primarily from the inclusion of depreciation and amortization of businesses acquired in 1999, the inclusion in 1999 of 12 months of depreciation and amortization from businesses acquired in 1998, the amortization of goodwill and other intangible assets associated with acquisitions accounted for using the purchase method of accounting and a greater percentage of revenues derived from landfill activity. Depreciation and amortization as a percentage of revenues was 8.0% in both 1999 and 1998.

     Stock Compensation Expense. Stock compensation expense decreased $367,000, or 58.1%, to $265,000 for 1999 from $632,000 for 1998. Our stock compensation expense is attributable to the valuation of common stock options and warrants with exercise prices less than the estimated fair value or our common stock on the date of grant and relates solely to stock options and warrants granted prior to the initial public offering in May 1998. Stock compensation as a percentage of revenues decreased by 0.5 percentage points to 0.1% for 1999 from 0.6% for 1998. The decrease in the amortization of deferred stock compensation for 1999 was due to the amortization of the deferred stock compensation over the vesting periods of the related options.

     Acquisition-Related Expenses. Acquisition-related expenses in 1999 were $9.0 million, and related primarily to commissions, professional fees, and other direct costs resulting from the 13 acquisitions that were accounted for using the pooling-of-interests method.

     Operating Income. Operating income increased $22.3 million, or 238.4%, to $31.7 million in 1999 from $9.4 million in 1998. The increase was attributable to operating income recognized from acquisitions closed in 1999, the inclusion in 1999 of 12 months of operating income from acquisitions closed in 1998, economies of scale from a greater revenue base and greater integration of collection volumes into transfer stations and landfills we own or operate. Operating income as a percentage of revenues increased by 7.8 percentage points to 17.2% for 1999 from 9.4% for 1998. The increase was attributable to improvements in gross margins coupled with declines in SG&A and stock compensation expenses as a percentage of revenue, offset by acquisition related expenses.

     Interest Expense. Interest expense increased $8.0 million, or 233.5%, to $11.5 million for 1999 from $3.5 million for 1998. The increase was primarily attributable to higher debt levels incurred to fund certain of our acquisitions.

     Other Income (Expense). Other income (expense) decreased $476,000, or 116.1%, to ($66,000) in 1999 from $410,000 in 1998. The decrease was primarily attributable to our recognizing less gain on sales of equipment in 1999, compared to 1998, and the write-off of the unamortized balance of leasehold improvements on our former corporate offices.

     Provision for Income Taxes. Income taxes increased $7.9 million, or 259.3%, to $10.9 million for 1999 from $3.0 million for 1998. The effective income tax rate in 1999 was 54.2%, which is above the federal statutory rate of 35.0% as the result of the non-deductibility of certain expenses associated with acquisitions accounted for as poolings-of-interests, state and local taxes, non-deductible goodwill associated with certain acquisitions and the non-deductibility of the stock compensation expense.

     Extraordinary Charges. Extraordinary charges in 1998 relate to the early termination of our bank credit facility when it was replaced by a new and larger facility. We entered into two new credit facilities during 1998.

     Net Income. Net income increased by $6.9 million, or 307.0%, to $9.2 million in 1999 from $2.3 million in 1998. The increase was attributable to the increase in operating income, offset by the increases in interest expense and income tax expense and the decrease in other income. Net income as a percentage of revenues increased by 2.7 percentage points to 5.0% for 1999 from 2.3% for 1998. The increase was attributable to improvements in gross margins coupled with declines in SG&A and stock compensation expenses as a percentage of revenue, offset by acquisition related expenses and increases in interest expense and income taxes.

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

     As of December 31, 2000, we had a working capital deficit of $10.4 million, including cash and cash equivalents of $2.5 million. Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements to reduce our indebtedness under our bank revolving credit facility and to minimize our cash balances.

     At inception, we sold 2,300,000 shares of common stock at $0.01 per share to our founders and 2,499,998 shares of Series A Preferred Stock at $2.80 per share. In May and June 1998, we received approximately $24.0 million in net proceeds from the sale of 2,300,000 shares in our initial public offering (including exercise by the underwriters of their over-allotment option). In February 1999, we received approximately $65.1 million in net proceeds from the sale of 3,999,307 shares in a secondary public offering (including exercise by the underwriters of their over-allotment option) and used the proceeds to pay down approximately $50.2 million of our outstanding debt. In August 2000, we received approximately $82.1 million in net proceeds from the sale of 4,427,500 shares in a secondary public offering (including exercise by the underwriters of their over-allotment option) and used the proceeds to pay down approximately $69.7 million of our outstanding debt. As of December 31, 2000, we had options and warrants outstanding to purchase 1,646,876 shares of common stock at a weighted average exercise price of $13.40 per share.

     We have a $435 million revolving credit facility with a syndicate of banks for which Fleet Boston Financial Corp. acts as agent. As of December 31, 2000, we had an aggregate of $308.0 million outstanding under our credit facility, and the interest rate on outstanding borrowings under the credit facility was at 2% over LIBOR. The credit facility allows us to issue up to $40 million in stand-by letters of credit. Outstanding letters of credit reduce the amount of total borrowings available under the credit facility. As of December 31, 2000, we had $24.4 million of outstanding letters of credit issued under the credit facility. Virtually all of our assets, including our interest in the equity securities of our subsidiaries, secure our obligations under the credit facility. The credit facility matures in 2005 and bears interest at a rate per annum equal to, at our discretion, either the Fleet Boston Financial Corp. Base Rate plus applicable margin, or the Eurodollar Rate plus applicable margin. The credit facility places certain business, financial and operating restrictions on Waste Connections relating to, among other things, the incurrance of additional indebtedness, investments, acquisitions, asset sales, mergers, dividends, distributions and repurchases and redemption of capital stock. The credit facility also contains covenants requiring that specified financial ratios and balances be maintained. As of December 31, 2000, we are in compliance with these covenants. The Credit Facility also requires the lenders' approval of acquisitions in certain circumstances. The credit facility is used for (i) acquisitions; (ii) capital expenditures; (iii) working capital; (iv) standby letters of credit; and (v) general corporate purposes.

     For the year ended December 31, 2000, operations provided approximately $53.8 million of net cash, most of which was provided by operating results for the period, adjusted for temporary differences in income taxes, non-cash charges for depreciation, amortization and stock compensation and further offset by an approximately $4.5 million increase in working capital (net of acquisitions) in 2000.

     For the year ended December 31, 2000, we used $193.0 million for investing activities. Of this amount, we used approximately $168.3 million to fund the cash portion of acquisitions and approximately $25.4 million for capital expenditures related to the purchase of trucks, containers, information systems and landfill construction activities.

     For the year ended December 31, 2000, financing activities provided net cash of $139.3 million, which was provided by net borrowings under our credit facility and revenue bonds and $82.1 million in proceeds from the sale of common stock in our secondary offering.

     We made approximately $25.4 million in capital expenditures during the year ended December 31, 2000. We expect to make capital expenditures of approximately $33 million in 2001 in connection with our existing business. We intend to fund our planned 2001 capital expenditures principally through existing cash, internally generated funds, and borrowings under our existing credit facility. In addition, we may make substantial additional capital expenditures in acquiring solid waste collection and disposal businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity. We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities. We believe that our credit facility and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     In December 1999, we entered into an interest rate hedge agreement with BankBoston, N.A. Under this hedge agreement, which was effective through December 2001, the interest rate on $125 million of our floating rate long-term debt was effectively fixed with an interest rate of 6.1% plus an applicable margin. This rate remained at 6.1% if LIBOR was less than 7.0%. If LIBOR exceeded 7.0%, the interest rate under this hedge agreement would increase one basis point for every LIBOR basis point above 7.0%.

     In May 2000, we entered into an interest rate hedge with Union Bank of California, N.A. Under this hedge agreement, which was effective through May 2003, the interest rate on $125 million of our floating rate long-term debt was effectively fixed with an interest rate of 7.19% plus an applicable margin. The rate remained at 7.19% if LIBOR was less than 8.0%. If LIBOR exceeded 8.0%, the interest rate under this hedge agreement would increase one basis point for every LIBOR basis point above 8.0%.

     In December 2000, we restructured both of the previously outstanding interest rate hedge agreements, extending their maturity through December 2003 and removing the embedded option features of the agreements. The Fleet Bank hedge (formerly the Bank Boston, N.A. hedge) is now on a notional amount of $125 million at a fixed rate of 6.17% plus applicable margin. The Union Bank of California hedge is now on a notional amount of $125 million at a fixed rate of 7.01% plus applicable margin.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 14 of Part IV of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                         INDEX TO FINANCIAL STATEMENTS

                            WASTE CONNECTIONS, INC.

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........   29
Consolidated Balance Sheets as of December 31, 1999 and
  2000......................................................   30
Consolidated Statements of Income for the years ended
  December 31, 1998, 1999 and 2000..........................   31
Consolidated Statements of Redeemable Stock and
  Stockholders' Equity for the years ended December 31,
  1998, 1999, and 2000......................................   32
Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1999 and 2000..........................   33
Notes to Consolidated Financial Statements..................   35

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders
Waste Connections, Inc.

     We have audited the accompanying consolidated balance sheets of Waste Connections, Inc. and subsidiaries, as of December 31, 1999 and 2000, the related consolidated statements of income, redeemable stock and stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in
Item 14.(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Waste Connections, Inc. and subsidiaries at December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               ERNST & YOUNG LLP

Sacramento, California
February 14, 2001

                            WASTE CONNECTIONS, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        2000
                                                              --------    --------
Current assets:
  Cash and equivalents......................................  $  2,393    $  2,461
  Accounts receivable, less allowance for doubtful accounts
     of $1,460 and $1,899 at December 31, 1999 and 2000,
     respectively...........................................    28,600      42,155
  Prepaid expenses and other current assets.................     3,529       4,419
                                                              --------    --------
          Total current assets..............................    34,522      49,035

Property and equipment, net.................................   335,260     384,237
Intangible assets, net......................................   237,402     363,505
Other assets, net...........................................    10,774      13,327
                                                              --------    --------
                                                              $617,958    $810,104
                                                              ========    ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 20,282    $ 25,636
  Accrued liabilities.......................................    16,003      20,558
  Deferred revenue..........................................     5,342       9,595
  Current portion of long-term debt and notes payable.......     3,044       3,644
                                                              --------    --------
          Total current liabilities.........................    44,671      59,433

Long-term debt and notes payable............................   275,145     334,194
Other long-term liabilities.................................     5,201       6,095
Deferred income taxes.......................................    74,420      76,174
                                                              --------    --------
          Total liabilities.................................   399,437     475,896
Commitments and contingencies (Notes 8 and 10)
Stockholders' equity:
Preferred stock: $0.01 par value; 10,000,000 shares
  authorized; none issued and outstanding...................        --          --
Common stock: $0.01 par value; 50,000,000 shares authorized;
  21,209,665 and 26,480,046 shares issued and outstanding at
  December 31, 1999 and 2000, respectively..................       212         265
Additional paid-in capital..................................   209,157     296,439
Deferred stock compensation.................................      (163)         --
Retained earnings...........................................     9,315      37,504
                                                              --------    --------
          Total stockholders' equity........................   218,521     334,208
                                                              --------    --------
                                                              $617,958    $810,104
                                                              ========    ========

                            See accompanying notes.

                            WASTE CONNECTIONS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                         1998           1999           2000
                                                      -----------    -----------    -----------
Revenues............................................  $    99,624    $   184,225    $   304,355
Operating expenses:
  Cost of operations................................       71,635        112,686        174,510
  Selling, general and administrative...............        9,967         15,754         25,416
  Depreciation and amortization.....................        8,008         14,769         27,195
  Stock compensation................................          632            265            163
  Acquisition related expenses......................           --          9,003            150
                                                      -----------    -----------    -----------
Income from operations..............................        9,382         31,748         76,921

Interest expense....................................       (3,458)       (11,531)       (28,705)
Other income (expense), net.........................          410            (66)          (717)
                                                      -----------    -----------    -----------
Income before income tax provision..................        6,334         20,151         47,499

Income tax provision................................       (3,040)       (10,924)       (19,310)
                                                      -----------    -----------    -----------
Income before extraordinary item....................        3,294          9,227         28,189
Extraordinary item -- early extinguishment of debt,
  net of tax benefit of $264........................       (1,027)            --             --
                                                      -----------    -----------    -----------
Net income..........................................  $     2,267    $     9,227    $    28,189
                                                      ===========    ===========    ===========
Redeemable convertible preferred stock accretion....         (917)            --             --
                                                      -----------    -----------    -----------
Net income applicable to common stockholders........  $     1,350    $     9,227    $    28,189
                                                      ===========    ===========    ===========
Basic income per common share:
  Income before extraordinary item..................  $      0.23    $      0.49    $      1.21
  Extraordinary item................................        (0.10)            --             --
                                                      -----------    -----------    -----------
  Net income per common share.......................  $      0.13    $      0.49    $      1.21
                                                      ===========    ===========    ===========
Diluted income per common share:
  Income before extraordinary item..................  $      0.19    $      0.46    $      1.17
  Extraordinary item................................        (0.08)            --             --
                                                      -----------    -----------    -----------
  Net income per common share.......................  $      0.11    $      0.46    $      1.17
                                                      ===========    ===========    ===========
Shares used in calculating basic income per share...   10,412,868     18,655,801     23,301,358
                                                      ===========    ===========    ===========
Shares used in calculating diluted income per
  share.............................................   12,323,990     19,929,539     23,994,994
                                                      ===========    ===========    ===========

                            See accompanying notes.

                            WASTE CONNECTIONS, INC.

      CONSOLIDATED STATEMENTS OF REDEEMABLE STOCK AND STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                               STOCKHOLDERS' EQUITY
                                         REDEEMABLE                               ----------------------------------------------
                                        CONVERTIBLE             REDEEMABLE
                                      PREFERRED STOCK          COMMON STOCK          COMMON STOCK       ADDITIONAL   STOCKHOLDER
                                    --------------------   --------------------   -------------------    PAID-IN        NOTES
                                      SHARES     AMOUNT      SHARES     AMOUNT      SHARES     AMOUNT    CAPITAL     RECEIVABLE
                                    ----------   -------   ----------   -------   ----------   ------   ----------   -----------
Balance at December 31, 1997......   2,499,998   $ 7,523           --   $    --    6,252,575    $ 62     $  5,604       $(83)
Issuance of redeemable common
  stock...........................          --        --    1,000,000     7,500           --      --           --         --
Issuance of common stock
  warrants........................          --        --           --        --           --      --        2,388         --
Common stock sold in connection
  with initial public offering....          --        --           --        --    2,300,000      23       23,963         --
Issuance of common stock..........          --        --           --        --    1,054,634      11       17,782         --
Accretion of redeemable
  convertible preferred stock.....          --       917           --        --           --      --           --         --
Preferred stock dividend..........          --      (161)          --        --           --      --           --         --
Conversion of redeemable preferred
  stock...........................  (2,499,998)   (8,279)          --        --    2,499,998      25        8,254         --
Conversion of redeemable common
  stock...........................          --        --   (1,000,000)   (7,500)   1,000,000      10        7,490         --
Deferred stock compensation
  associated with stock options...          --        --           --        --           --      --          821         --
Amortization of deferred stock
  compensation....................          --        --           --        --           --      --           --         --
Exercise of stock options and
  warrants........................          --        --           --        --      280,601       3          359         --
Payment of stockholder notes......          --        --           --        --           --      --           --         83
Capital distributions and
  dividends paid..................          --        --           --        --           --      --          (76)        --
Net income........................          --        --           --        --           --      --           --         --
                                    ----------   -------   ----------   -------   ----------    ----     --------       ----
Balances at December 31, 1998.....          --        --           --        --   13,387,808     134       66,585         --
Issuance of common stock
  warrants........................          --        --           --        --           --      --          572         --
Issuance of common stock..........          --        --           --        --    7,011,269      70      140,514         --
Amortization of deferred stock
  compensation....................          --        --           --        --           --      --           --         --
Exercise of stock options and
  warrants........................          --        --           --        --      810,588       8        1,486         --
Dividends paid....................          --        --           --        --           --      --           --         --
Net income........................          --        --           --        --           --      --           --         --
                                    ----------   -------   ----------   -------   ----------    ----     --------       ----
Balances at December 31, 1999.....          --        --           --        --   21,209,665     212      209,157         --
Issuance of common stock
  warrants........................          --        --           --        --           --      --          183         --
Issuance of common stock..........          --        --           --        --    4,472,413      45       82,886         --
Amortization of deferred stock
  compensation....................          --        --           --        --           --      --           --         --
Exercise of stock options and
  warrants........................          --        --           --        --      797,968       8        4,213         --
Net income........................          --        --           --        --           --      --           --         --
                                    ----------   -------   ----------   -------   ----------    ----     --------       ----
Balances at December 31, 2000.....          --   $    --           --   $    --   26,480,046    $265     $296,439       $ --
                                    ==========   =======   ==========   =======   ==========    ====     ========       ====

                                             STOCKHOLDERS' EQUITY
                                    --------------------------------------
                                                     RETAINED
                                      DEFERRED      EARNINGS/
                                       STOCK       (ACCUMULATED
                                    COMPENSATION     DEFICIT)      TOTAL
                                    ------------   ------------   --------
Balance at December 31, 1997......     $  --         $  (247)     $  5,336
Issuance of redeemable common
  stock...........................        --              --            --
Issuance of common stock
  warrants........................        --              --         2,388
Common stock sold in connection
  with initial public offering....        --              --        23,986
Issuance of common stock..........        --              --        17,793
Accretion of redeemable
  convertible preferred stock.....        --            (917)         (917)
Preferred stock dividend..........        --              --            --
Conversion of redeemable preferred
  stock...........................        --              --         8,279
Conversion of redeemable common
  stock...........................        --              --         7,500
Deferred stock compensation
  associated with stock options...      (821)             --            --
Amortization of deferred stock
  compensation....................       393              --           393
Exercise of stock options and
  warrants........................        --              --           362
Payment of stockholder notes......        --              --            83
Capital distributions and
  dividends paid..................        --            (557)         (633)
Net income........................        --           2,267         2,267
                                       -----         -------      --------
Balances at December 31, 1998.....      (428)            546        66,837
Issuance of common stock
  warrants........................        --              --           572
Issuance of common stock..........        --              --       140,584
Amortization of deferred stock
  compensation....................       265              --           265
Exercise of stock options and
  warrants........................        --              --         1,494
Dividends paid....................        --            (458)         (458)
Net income........................        --           9,227         9,227
                                       -----         -------      --------
Balances at December 31, 1999.....      (163)          9,315       218,521
Issuance of common stock
  warrants........................        --              --           183
Issuance of common stock..........        --              --        82,931
Amortization of deferred stock
  compensation....................       163              --           163
Exercise of stock options and
  warrants........................        --              --         4,221
Net income........................        --          28,189        28,189
                                       -----         -------      --------
Balances at December 31, 2000.....     $  --         $37,504      $334,208
                                       =====         =======      ========

                            See accompanying notes.

                            WASTE CONNECTIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                                 (IN THOUSANDS)

                                                             1998        1999         2000
                                                           --------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...............................................  $  2,267    $   9,227    $  28,189
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Loss (gain) on disposition of assets...................      (302)         155          804
  Depreciation...........................................     6,338       10,545       18,627
  Amortization...........................................     1,670        4,223        8,568
  Deferred income taxes..................................     1,362        2,222        1,303
  Amortization of debt issuance costs, debt guarantee
     fees and accretion of discount on long-term debt....       192          256          668
  Stock and non-cash acquisition related compensation....       632        1,448          163
  Extraordinary item -- early extinguishment of debt.....     1,291           --           --
  Changes in operating assets and liabilities, net of
     effects from acquisitions:
       Accounts receivable, net..........................    (2,555)      (5,203)      (8,014)
       Prepaid expenses and other current assets.........    (1,431)      (1,256)        (674)
       Accounts payable..................................      (771)        (955)         716
       Deferred revenue..................................     1,067        1,895          508
       Accrued liabilities...............................       507        2,301        3,631
       Other liabilities.................................       623       (2,885)        (713)
                                                           --------    ---------    ---------
Net cash provided by operating activities................    10,890       21,973       53,776
                                                           --------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment...........     1,331          990          311
  Payments for acquisitions, net of cash acquired........   (56,569)    (233,745)    (168,307)
  Capital expenditures for property and equipment........   (10,065)     (18,739)     (25,408)
  Increase in restricted cash............................    (1,381)      (3,731)         (99)
  Decrease (increase) in other assets....................     1,118       (1,052)         529
  Repayment of stockholder notes receivable..............        83           --           --
                                                           --------    ---------    ---------
Net cash used in investing activities....................   (65,483)    (256,277)    (192,974)
                                                           --------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt...........................    80,405      275,101      162,413
  Principal payments on notes payable and long-term
     debt................................................   (46,344)    (103,646)    (107,508)
  Proceeds from sale of common stock.....................    23,986       65,118       82,110
  Proceeds from option and warrant exercises.............       362        1,494        4,221
  Payments on short-term borrowings......................      (128)      (1,500)          --
  Payments on advances from a related party..............       (41)        (571)          --
  Payment of capital distributions and dividends.........      (794)        (458)          --
  Debt issuance costs....................................      (854)      (2,192)      (1,970)
                                                           --------    ---------    ---------
Net cash provided by financing activities................    56,592      233,346      139,266
                                                           --------    ---------    ---------
Net increase (decrease) in cash and equivalents..........     1,999         (958)          68
Cash and equivalents at beginning of year................     1,352        3,351        2,393
                                                           --------    ---------    ---------
Cash and equivalents at end of year......................  $  3,351    $   2,393    $   2,461
                                                           ========    =========    =========

                            WASTE CONNECTIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                                 (IN THOUSANDS)

                                                             1998        1999         2000
                                                           --------    ---------    ---------
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION AND
  NON-CASH TRANSACTIONS:
  Cash paid for income taxes.............................  $  1,178    $   2,636    $  13,123
                                                           ========    =========    =========
  Cash paid for interest.................................  $  2,705    $  10,117    $  27,815
                                                           ========    =========    =========
  Redeemable convertible preferred stock accretion.......  $    917    $      --    $      --
                                                           ========    =========    =========
  In connection with its acquisitions, the Company
     assumed liabilities as follows:
     Fair value of assets acquired.......................  $120,507    $ 426,702    $ 186,459
     Cash paid for acquisitions (including acquisition
       costs)............................................   (56,341)    (233,745)    (168,307)
                                                           --------    ---------    ---------
     Liabilities assumed, stock and notes payable issued
       to sellers........................................  $ 64,166    $ 192,957    $  18,152
                                                           ========    =========    =========

                            See accompanying notes.

                            WASTE CONNECTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS.)

 1. ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization and Business

     Waste Connections, Inc. ("WCI" or "the Company") was incorporated in Delaware on September 9, 1997 and commenced its operations on October 1, 1997 through the purchase of certain solid waste operations in Washington. The Company is a regional, integrated, non-hazardous solid waste services company that provides collection, transfer, disposal and recycling services to commercial, industrial and residential customers in California, Colorado, Iowa, Kansas, Minnesota, Nebraska, New Mexico, Oklahoma, Oregon, South Dakota, Texas, Utah, Washington and Wyoming.

  Basis of Presentation

     These consolidated financial statements include the accounts of WCI and its wholly-owned subsidiaries. The consolidated entity is referred to herein as the Company. All intercompany accounts and transactions have been eliminated in consolidation.

     The Company's 1998 and 1999 consolidated financial statements have been restated to reflect the merger with Waste Wranglers, Inc. ("WWI") in 2000, which was accounted for as a pooling-of-interests (Note 2).

  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less at purchase to be cash equivalents. As of December 31, 1999 and 2000, cash equivalents consist of demand money market accounts.

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

  Property and Equipment

     Property and equipment are stated at cost. Improvements or betterments which significantly extend the life of an asset are capitalized. Expenditures for maintenance and repair costs are charged to expense as incurred. The cost of assets retired or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts in the year of disposal. Gains and losses resulting from property disposals are included in other income (expense). Depreciation is computed using the straight-line method over the estimated useful lives of the assets or the lease term, whichever is shorter.

                            WASTE CONNECTIONS, INC.

       (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS.)

     The estimated useful lives are as follows:

Buildings.......................................  20 years
Machinery and equipment.........................  3 - 15 years
Rolling stock...................................  10 years
Containers......................................  5 - 15 years

     Capitalized landfill costs include expenditures for land and related airspace, permitting costs and preparation costs. Landfill permitting and preparation costs represent only direct costs related to those activities, including legal, engineering and construction. Interest is capitalized on landfill permitting and construction projects and other projects under development while the assets are undergoing activities to ready them for their intended use. The interest capitalization rate is based on the Company's weighted average cost of indebtedness. No interest was capitalized in 1999 and $8 was capitalized in 2000. Landfill permitting, acquisition and preparation costs are amortized as permitted airspace of the landfill is consumed. Landfill preparation costs include the costs of construction associated with excavation, liners, site berms and the installation of leak detection and leachate collection systems. In determining the amortization rate for a landfill, preparation costs include the total estimated costs to complete construction of the landfills' permitted capacity. Units-of-production amortization rates are determined annually for the Company's operating landfills. The rates are determined by management based on estimates provided by the Company's internal and third party engineers and consider the information provided by surveys which are performed at least annually.

  Goodwill

     Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and intangible assets of the acquired entities, and is amortized on a straight-line basis over the period of expected benefit of 40 years. Accumulated amortization amounted to $5,353 and $13,074 as of December 31, 1999 and 2000, respectively.

     The Company continually evaluates the value and future benefits of its intangible assets, including goodwill. The Company assesses recoverability from future operations using cash flows and income from operations of the related acquired business as measures. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, the carrying value would be reduced to estimated net realizable value if it becomes probable that the Company's best estimate for expected future cash flows of the related business would be less than the carrying amount of the related intangible assets. There have been no adjustments to the carrying amount of intangible assets resulting from these evaluations as of December 31, 1999 and 2000.

  Fair Value of Financial Instruments

     The Company's financial instruments consist primarily of cash, trade receivables, restricted funds held in trust, trade payables and debt instruments. The carrying values of cash, trade receivables, restricted funds held in trust, and trade payables are considered to be representative of their respective fair values. The carrying values of the Company's debt instruments approximate their fair values as of December 31, 1999 and 2000, based on current incremental borrowing rates for similar types of borrowing arrangements.

  Interest Rate Protection Agreements

     Interest rate protection agreements are used to reduce interest rate risks and interest costs of the Company's debt portfolio. The Company enters into these agreements to change the fixed/variable interest rate mix of the portfolio to reduce the Company's aggregate exposure to increases in interest rates. The

                            WASTE CONNECTIONS, INC.

       (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS.)

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

  Income Taxes

     The Company uses the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

  Revenue Recognition

     Revenues are recognized as services are provided. Certain customers are billed in advance and, accordingly, recognition of the related revenues is deferred until the services are provided.

     The Company reviews its revenue producing contracts in the ordinary course of business to determine if the direct costs to service the contractual arrangements exceed the revenues to be produced by the contract. Any resulting excess costs over the life of the contract are expensed at the time of such determination.

  Stock-Based Compensation

     As permitted under the provisions of SFAS No. 123 "Accounting for Stock Based Compensation", the Company has elected to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"). Under the intrinsic value method, compensation cost is the excess, if any, of the quoted market price or fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock.

  Per Share Information

     Basic net income per share is computed using the weighted average number of common shares outstanding. Diluted net income per share is computed using the weighted average number of common and potential common shares outstanding. Potential common shares are excluded from the computation if their effect is anti-dilutive.

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

                            WASTE CONNECTIONS, INC.

       (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS.)

Certain of these environmental costs, principally capping and methane gas control costs, are also incurred during the operating life of the site in accordance with the landfill operation requirements of Subtitle D and the air emissions standards. Site specific closure and post-closure engineering cost estimates are prepared annually for landfills owned and/or operated by the Company for which it is responsible for closure and post-closure. The impact of changes determined to be changes in estimates, based on the annual update, are accounted for on a prospective basis. The present value of estimated future costs are accreted at an interest rate of 7.5% to reflect the passage of time. Discounting of future costs is applied where the Company believes that both the amounts and timing of related payments are reliably determinable.

  Segment Information

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company identifies its operating segments based on business activities, management responsibility and geographical location. The Company considers each operating location that reports stand-alone financial information to be an operating segment; however, all operating segments have been aggregated together and are reported as a single segment consisting of the collection, transfer, recycling and disposal of non-hazardous solid waste in the Western United States.

  Comprehensive Income

     Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. As of December 31, 2000, the Company has not had any transactions, other than its reported net income and losses, that are required to be reported in comprehensive income.

  New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities", which was amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities (an Amendment of FASB Statement 133)," (collectively "SFAS 133"). SFAS 133 establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company will adopt SFAS 133 in its quarter ending March 31, 2001. The Company has evaluated its derivative instruments, consisting solely of two interest rate protection agreements (Note 8), and believes these instruments will qualify for hedge accounting pursuant to SFAS 133.

  Reclassifications

     Certain amounts reported in the Company's prior years' financial statements have been reclassified to conform with the 2000 presentation.

                            WASTE CONNECTIONS, INC.

       (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS.)

 2. ACQUISITIONS

  Poolings-of-Interests

     On January 19, 1999, the Company consummated a business combination with Murrey's Disposal Company, Inc., American Disposal Company, Inc., D.M. Disposal Co., Inc. and Tacoma Recycling Company, Inc. (collectively, the "Murrey Companies") which included the exchange of 2,888,880 shares of Waste Connections, Inc. common stock for all outstanding shares of the Murrey Companies. In connection with the business combination with the Murrey Companies, Waste Connections, Inc. incurred transaction related costs of approximately $6,200 which were charged to operations.

     The Company consummated business combinations with Roche & Sons, Inc. ("Roche") and Ritters Sanitary Service, Inc. ("Ritters") on January 8, 1999, and March 30, 1999, respectively, which included the exchange of 554,248 shares of Waste Connections, Inc. common stock for all of the outstanding shares of Roche and Ritter's. In connection with the business combinations with Roche and Ritters, Waste Connections, Inc. incurred transaction related costs of approximately $1,600 which were charged to operations.

     The Company consummated business combinations with Central Waste Disposal and Cen San, Inc. (collectively "Central"), G&P Development, The Garbage Company and Nebraska Ecology Systems, Inc. (collectively "G&P") and Omega Systems, Inc. ("Omega") on June 25, 1999, June 30, 1999, and June 30, 1999, respectively, which included the exchange of 340,207 shares of Waste Connections, Inc. common stock for all of the outstanding shares of Central, G&P, and Omega. In connection with the business combinations with Central, G&P, and Omega, Waste Connections, Inc. incurred transaction related costs of approximately $1,005 which were charged to operations.

     On December 30, 1999, the Company consummated a business combination with Cook's Wastepaper and Recycling, Inc. ("Cook's") which included the exchange of 65,925 shares of Waste Connections, Inc. common stock for all the outstanding shares of Cook's. In connection with the business combination with Cook's, Waste Connections, Inc. incurred transaction related costs of approximately $198 which were charged to operations.

     On January 12, 2000, the Company consummated a business combination with WWI which included the exchange of 103,315 shares of Waste Connections, Inc. common stock for all the outstanding shares of WWI. In connection with the business combination with WWI, Waste Connections, Inc. incurred transactions related costs of approximately $150 which were charged to operations.

     The table below sets forth the combined revenues and net income of WCI, the Murrey Companies, Roche, Ritters, Central, G&P, Omega, Cook's and WWI for the years ended December 31, 1998, 1999 and 2000 (in thousands):

                                    WASTE CONNECTIONS, INC.                             OTHER         RESTATED
                                        BEFORE POOLING        THE MURREY COMPANIES     POOLING      FOR POOLING
                                         ACQUISITIONS         POOLING ACQUISITIONS   ACQUISITIONS   ACQUISITIONS
                                    -----------------------   --------------------   ------------   ------------
YEAR ENDED DECEMBER 31, 1998:
Revenues..........................         $ 54,042                 $32,528            $13,054        $ 99,624
Net income........................            1,748                     142                377           2,267
YEAR ENDED DECEMBER 31, 1999:
Revenues..........................          175,773                   1,788              6,664         184,225
Net income........................            8,763                     245                219           9,227
YEAR ENDED DECEMBER 31, 2000:
Revenues..........................          304,311                      --                 44         304,355
Net income........................           28,186                      --                  3          28,189

                            WASTE CONNECTIONS, INC.

       (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS.)

  1999 and 2000 Acquisitions

     During 1999, the Company acquired 51 businesses which were accounted for as purchases. Aggregate consideration for these acquisitions consisted of $233,745 in cash (net of cash acquired), $763 in notes payable to sellers and 2,934,649 shares of common stock valued at $74,359.

     During 2000, the Company acquired 25 businesses which were accounted for as purchases. Aggregate consideration for the acquisitions consisted of $168,307 in cash, (net of cash acquired), $3,212 in notes payable to sellers and 44,913 shares of common stock valued at $821.

     The results of operations of the acquired businesses have been included in the Company's consolidated financial statements from their respective acquisition dates.

     Certain items affecting the purchase price allocations of 2000 acquisitions are preliminary. A summary of the purchase price allocations for acquisitions consummated in 1999 and preliminary purchase price allocations for the acquisitions consummated in 2000 is as follows:

                                                                  1999            2000
                                                              ACQUISITIONS    ACQUISITIONS
                                                              ------------    ------------
Acquired assets:
  Accounts receivable.......................................    $  8,433        $  5,533
  Prepaid expenses and other current assets.................         239             222
  Property and equipment....................................     276,789          44,489
  Goodwill..................................................     137,151         133,629
  Long-term franchise agreements and other..................         558           1,016
  Non-competition agreements................................         900             572
  Other assets..............................................       2,512             998
Assumed liabilities:
  Deferred revenue..........................................        (273)         (3,746)
  Accounts payable and accrued liabilities..................     (19,952)         (5,231)
  Other accrued liabilities.................................      (1,257)           (393)
  Long-term liabilities assumed.............................     (26,340)         (4,298)
  Deferred income taxes.....................................     (69,893)           (451)
                                                                --------        --------
                                                                $308,867        $172,340
                                                                ========        ========

     In connection with certain of the acquisitions in 1999 and 2000, the Company is required to pay contingent consideration to certain former shareholders of the respective companies, subject to the occurrence of specified events. As of December 31, 2000, contingent payments relating to these acquisitions total approximately $2,134 in cash and 59,060 shares placed into escrow, and are to be earned based upon the achievement of certain milestones. The Company has included the contingent cash payments in these financial statements as the events which would give rise to such payments are considered probable. No amounts related to the contingent shares have been included in these financial statements as the events which would give rise to such payments have not yet occurred and are not considered probable.

                            WASTE CONNECTIONS, INC.

       (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS.)

     The following unaudited pro forma results of operations assume that the Company's significant acquisitions occurring in 1999 and 2000, accounted for using the purchase method of accounting, were acquired as of January 1, 1999:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                 1999          2000
                                                              ----------    ----------
Total revenue...............................................   $253,523      $327,082
Net income..................................................     10,590        29,002
Basic income per share......................................       0.52          1.24
Diluted income per share....................................       0.49          1.21

     The unaudited pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on January 1, 1999, nor are they necessarily indicative of future operating results.

 3. INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        2000
                                                              --------    --------
Goodwill....................................................  $236,250    $369,163
Long-term franchise agreements and contracts................     3,577       4,528
Non-competition agreements..................................     2,015       2,559
Other, net..................................................     2,009       2,126
                                                              --------    --------
                                                               243,851     378,376
Less -- accumulated amortization............................    (6,449)    (14,871)
                                                              --------    --------
                                                              $237,402    $363,505
                                                              ========    ========

     The Company acquired certain long-term franchise agreements, contracts and non-competition agreements in connection with certain of its acquisitions. The estimated fair value of the acquired long-term franchise agreements and contracts was determined by management based on the discounted net cash flows associated with the agreements and contracts. The estimated fair value of the non-competition agreements reflects management's estimates based on the amount of revenue protected under such agreements. The amounts assigned to the franchise agreements, contracts, and non-competition agreements is being amortized on a straight-line basis over the remaining term of the related agreements (ranging from 5 to 18 years). Total goodwill amortization expense for the years ended December 31, 1998, 1999 and 2000 was $1,640, $3,766 and $7,857,
respectively.

                            WASTE CONNECTIONS, INC.

       (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS.)

 4. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        2000
                                                              --------    --------
Landfill site costs.........................................  $250,187    $283,892
Land, buildings and improvements............................    29,735      35,936
Rolling stock...............................................    42,340      56,611
Containers..................................................    26,648      35,796
Machinery and equipment.....................................    17,885      20,838
                                                              --------    --------
                                                               366,795     433,073
Less accumulated depreciation and depletion.................   (31,535)    (48,836)
                                                              --------    --------
                                                              $335,260    $384,237
                                                              ========    ========

     The Company's landfill depletion expense for the years ended December 31, 1998, 1999 and 2000 was $279, $2,163 and $5,853, respectively.

 5. OTHER ASSETS

     Other assets consist of the following:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1999       2000
                                                              -------    -------
Restricted cash.............................................  $ 7,624    $ 8,842
Loan fees...................................................    2,186      3,488
Other.......................................................      964        997
                                                              -------    -------
                                                              $10,774    $13,327
                                                              =======    =======

     Restricted funds held in trust are included as part of other assets and consist of amounts on deposit with various banks that support the Company's financial assurance obligations for its landfill facilities' closure and post-closure costs and amounts outstanding under the Madera and Wasco bonds (Note 9).

 6. ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1999       2000
                                                              -------    -------
Income taxes................................................  $ 6,030    $ 9,912
Payroll and payroll related.................................    2,650      4,989
Interest payable............................................    1,964      3,258
Insurance claims and premiums...............................    1,374        223
Other.......................................................    3,985      2,176
                                                              -------    -------
                                                              $16,003    $20,558
                                                              =======    =======

                            WASTE CONNECTIONS, INC.

       (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS.)

 7. SHORT-TERM BORROWINGS

     Short-term borrowings consisted of various revolving and non-revolving lines-of-credit with a bank. These amounts were paid in full in February 1999.

 8. CLOSURE AND POST-CLOSURE COSTS

     The net present value of the closure and post-closure commitment is calculated assuming inflation of 3% and a discount interest rate of 7.5%. Discounted amounts previously recorded are accreted to reflect the effects of the passage of time. The Company's current estimate of total future payments for closure and post-closure, in accordance with Subtitle D, is $68,550,000, adjusted for inflation, while the present value of such estimate is $5,194. At December 31, 1999 and 2000, respectively, accruals for landfill closure and post-closure costs (including costs assumed through acquisitions) were $4,313 and $5,194, respectively, and are recorded as other long-term liabilities on the balance sheet. The accruals reflect landfills with estimated remaining lives, based on current waste flows, that range from 11 to 297 years, with an estimated average remaining life of approximately 77 years. The Company estimates that its closure and post-closure payment commitments for certain of its landfills will begin in 2012.

 9. LONG-TERM DEBT

  Credit Facility

     In November 1998, the Company entered into a new revolving credit facility with a syndicate of banks for which BankBoston N.A. acted as agent (the "November 1998 Credit Facility"). As of December 31, 1998, the maximum amount available under the November Credit Facility was $115,000 (including $15,000 in stand-by letters of credit, of which $1,829 were issued as of December 31, 1998) and the borrowings bore interest at various fixed and/or variable rates at the Company's option (approximately 7.0% as of December 31, 1998).

     In March 1999, the Company entered into a new revolving credit facility with a syndicate of banks for which BankBoston N.A. acted as agent (the "March 1999 Credit Facility"). As of December 31, 1999, the maximum amount available under the March 1999 Credit Facility was $315,000 (including $35,000 in stand-by letters of credit, of which $26,000 were issued as of December 31, 1999) and the borrowings bore interest at various fixed and/or variable rates at the Company's option (approximately 8.2% as of December 31, 1999). The March 1999 Credit Facility amended the November 1998 Credit Facility. The March 1999 Credit Facility required quarterly payments of interest and it matured in March 2004. Borrowings were secured by substantially all of the Company's assets and the Company was required to pay an annual commitment fee equal to 0.5% of the unused portion of the facility. The March 1999 Credit Facility placed certain business, financial and operating restrictions on the Company relating to, among other things, the incurrance of additional indebtedness, investments, acquisitions, asset sales, mergers, dividends, distributions and repurchases and redemption of capital stock. The Credit Facility also required that specified financial ratios and balances be maintained. As of December 31, 1999, the Company was in compliance with these covenants.

     In May 2000, the Company entered into a new revolving credit facility with a syndicate of banks for which Fleet Boston Financial Corporation acts as agent (the "Credit Facility"). The maximum amount available under the Credit Facility was $425,000 (including $40,000 in stand-by letters of credit, of which $24,410 were issued as of December 31, 2000) and the borrowings bear interest at various variable rates based on a spread over LIBOR or the applicable Base Rate at the Company's option (approximately 8.5% as of December 31, 2000). The Credit Facility replaced the March 1999 Credit Facility. The Credit Facility was amended on December 29, 2000 increasing the maximum amount available to $435,000. The Credit Facility requires quarterly payments of interest and matures in May 2005. Borrowings under the Credit Facility are

                            WASTE CONNECTIONS, INC.

       (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS.)

secured by virtually all of the Company's assets. The Credit Facility requires the Company to pay a commitment fee ranging from .25% to .50% of the unused portion of the Credit Facility. The Credit Facility places certain business, financial and operating restrictions on the Company relating to, among other things, the incurrance of additional indebtedness, investments, acquisitions, asset sales, mergers, dividends, distributions and repurchases and redemption of capital stock. The Credit Facility also requires that specified financial ratios and balances be maintained. As of December 31, 2000, the Company was in compliance with these covenants.

  Wasco Bond

     In December 1999, the Company completed a $13,600 tax-exempt bond financing for its Wasco subsidiary (the "Wasco Bond"). These funds were used for the acquisition, construction, furnishing, equipping and improving of a landfill located in Wasco County, Oregon (the "Landfill Project"). The bonds mature in December 2009 and bear interest at variable rates based on market conditions for Oregon tax exempt bonds (approximately 5.5% at December 31, 2000). The bonds are backed by a letter of credit issued by Fleet Boston Financial Corporation under the Credit Facility for $14,500. At December 31, 2000, approximately $4.2 million of the funds from the bond offering are held by a trustee and can be used by the Company to finance capital expenditures on the Landfill Project. These unused funds held by the trustee are classified as restricted cash and included in other assets in the accompanying consolidated balance sheet.

  CRC Bond

     In December 1991, Columbia Resource Company, a wholly-owned subsidiary of the Company acquired in 1999, received $13,000 in financing through an Industrial Revenue Bond (the "CRC Bond") issued by Clark County, Washington. These funds were used for the acquisition of real property and construction thereon of a solid waste transfer station. The CRC Bond requires escalating annual principal payments ranging from $1,000 in December 2000 to $1,505 in December 2006 (the maturity date), bears interest at rates ranging from 7.1% to 7.5%, is secured by the real property and solid waste transfer station and backed by a letter of credit issued by Fleet Boston Financial Corporation under the Credit Facility for $8,021.

  Madera Bond

     In June 1998, the Company completed a $1,800 tax-exempt bond financing for its Madera subsidiary (the "Madera Bond"). These funds was used for specified capital expenditures and improvements, including installation of a landfill gas recovery system. The bonds mature on May 1, 2016 and bear interest at variable rates based on market conditions for California tax exempt bonds (approximately 4.6% at December 31, 2000). The bonds are backed by a letter of credit issued by Fleet Boston Financial Corporation under the Credit Facility for $1,828.

  Interest Rate Protection Agreements

     The Company entered into an interest rate protection agreement (the "Interest Agreement"), with its primary banking institution to reduce its exposure to fluctuations in variable interest rates. The Interest Agreement, was effective November 2, 1998 through November 2, 2000, effectively changed the Company's interest rate paid on a notional amount of $27,700 of its floating rate long-term debt to a fixed rate of 4.68% plus applicable margin (approximately 6.68% at December 31, 1999). The fair value of the Interest Agreement as of December 31, 1999 was $327, which reflects the estimated amount that the Company would receive to terminate the Interest Agreement based on quoted market prices of comparable contracts as of December 31, 1999.

                            WASTE CONNECTIONS, INC.

       (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS.)

     In December 1999, the Company entered into an interest rate hedge with Fleet Boston Financial Corporation. Under the hedge agreement, which was effective through December 2001, the interest rate on $125 million of the floating rate long-term debt was effectively fixed with an interest rate of 6.1% plus an applicable margin. This rate remained at 6.1% if LIBOR was less than 7.0%. If LIBOR exceeded 7.0%, the interest rate under the hedge agreement would increase one basis point for every LIBOR basis point above 7.0%.

     In May 2000, the Company entered into an interest rate hedge with Union Bank of California. Under the hedge agreement, which was effective through December 2003, the interest rate on $125 million of the floating rate long-term debt was effectively fixed with an interest rate of 7.0% plus an applicable Margin.

     In December 2000, the Company restructured the two $125 million interest rate hedges (the "Hedge Agreements") with Fleet Boston Financial Corporation and Union Bank of California extending their maturity through December 2003 and removing the embedded option features of the agreements. Under the Hedge Agreements, the interest rate on $250 million of the floating rate long-term debt is effectively fixed with an average interest rate of 6.59% plus an applicable margin. In the event of nonperformance by either counterparty, the Company would be exposed to interest rate risk if the variable interest rate received were to exceed the fixed rate paid by the Company under the terms of the Hedge Agreements. The fair value of the Hedge Agreements as of December 31, 2000 was a liability of approximately $7,651, which reflects the estimated amount the Company would pay to terminate the Hedge Agreements based on quoted market prices of comparable contracts as of December 31, 2000.

     Long-term debt consists of the following:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        2000
                                                              --------    --------
Credit Facility.............................................  $247,500    $308,000
Wasco Bond..................................................    13,600      13,600
CRC Bond....................................................     8,625       7,625
Madera Bond.................................................     1,800       1,800
Notes payable to sellers in connection with acquisitions,
  unsecured, bearing interest at 6.5% to 8.4%, principal and interest payments due periodically with due dates ranging
  from 2001 to 2005.........................................     1,570       2,891
Notes payable to third parties, secured by substantially all assets of certain subsidiaries the Company, interest at
  7.0% to 11.0%, principal and interest payments due
  periodically with due dates ranging from 2001 to 2009.....     4,604       3,922
Other.......................................................       490          --
                                                              --------    --------
                                                               278,189     337,838
Less -- current portion.....................................    (3,044)     (3,644)
                                                              --------    --------
                                                              $275,145    $334,194
                                                              ========    ========

                            WASTE CONNECTIONS, INC.

       (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS.)

     As of December 31, 2000, aggregate contractual future principal payments by calendar year on long-term debt are due as follows:

2001..............................................  $  3,644
2002..............................................     2,494
2003..............................................     2,556
2004..............................................     2,314
2005..............................................   309,579
Thereafter........................................    17,251
                                                    --------
                                                    $337,838
                                                    ========

10. COMMITMENTS AND CONTINGENCIES

COMMITMENTS

  Leases

     The Company leases its facilities and certain equipment under non-cancelable operating leases for periods ranging from one to five years. The Company's consolidated rent expense under operating leases during the years ended December 31, 1998, 1999 and 2000 was $849, $1,233 and $2,188,
respectively.

     As of December 31, 2000, future minimum lease payments under these leases, by calendar year, are as follows:

2001................................................  $1,645
2002................................................   1,409
2003................................................   1,281
2004................................................   1,137
2005................................................   1,094
Thereafter..........................................   2,199
                                                      ------
                                                      $8,765
                                                      ======

  Performance Bonds

     Municipal solid waste collection contracts may require performance bonds or other means of financial assurance to secure contractual performance. As of December 31, 1999 and 2000, WCI had provided customers and various regulatory authorities with bonds of approximately $2,414 and $9,901, respectively, to secure its obligations (exclusive of letters of credit backing certain municipal bond obligations). If the Company were unable to obtain surety bonds or letters of credit in sufficient amounts or at acceptable rates, it could be precluded from entering into additional municipal solid waste collection contracts or obtaining or retaining landfill operating permits.

CONTINGENCIES

  Environmental Risks

     The Company is subject to liability for any environmental damage that its solid waste facilities may cause to neighboring landowners or residents, particularly as a result of the contamination of soil, groundwater or surface water, and especially drinking water, including damage resulting from conditions existing prior to the acquisition of such facilities by the Company. The Company may also be subject to liability for any off-site environmental contamination caused by pollutants or hazardous substances whose transportation, treatment or disposal was arranged by the Company or its predecessors. Any substantial liability for environmental damage

                            WASTE CONNECTIONS, INC.

       (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS.)

incurred by the Company could have a material adverse effect on the Company's financial condition, results of operations or cash flows. As of December 31, 2000, the Company is not aware of any significant environmental liabilities.

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

     In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business. However, as of December 31, 2000 there is no current proceeding or litigation involving the Company that the Company believes will have a material adverse impact on its business, financial condition, results of operations or cash flows.

  Employees

     The Teamsters Union represents approximately 26 drivers and mechanics at Arrow Sanitary Services, Inc. ("Arrow") in Portland Oregon, a wholly owned subsidiary of the Company. The current labor agreement term is until March of 2001. The Company is currently in negotiations with union representatives.

     The Teamsters Union represents approximately 7 drivers and mechanics at the Company's Miles City, Montana operation. The current labor agreement term is until October of 2001.

     There have been organizing efforts at two of the Company's other districts covering a total of 52 non-management employees.

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

                            WASTE CONNECTIONS, INC.

       (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS.)

12. STOCKHOLDERS' EQUITY

  Common Stock

     Of the 23,519,954 shares of common stock authorized but unissued as of December 31, 2000, the following shares were reserved for issuance:

Stock option plan.................................  2,823,757
Stock purchase warrants...........................    182,625
Shares held in escrow.............................     59,060
                                                    ---------
                                                    3,065,442
                                                    =========

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

     As of December 31, 1998 and 1999, the Option Plan provides for the reservation of common stock for issuance thereunder equal to 12% of the outstanding shares of the Company's common stock. The Option Plan was amended in 2000 to provide for the reservation of the Company's common stock for issuance thereunder equal to 3,500,000 shares. The amount of common stock reserved for issuance under the Option Plan is decreased for options exercised and increased for previously granted options that have been forfeited or cancelled. As of December 31, 2000, options for 1,359,506 shares of common stock were available for future grants under the Option Plan.

     As of December 31, 1998, 1999 and 2000, 333,121, 495,713 and 681,560
options to purchase common stock were exercisable under the Option Plan, respectively.

     A summary of WCI's stock option activity and related information for the years ended December 31, 1998, 1999 and 2000 is presented below:

                                                                                 WEIGHTED
                                                             NUMBER OF           AVERAGE
                                                          SHARES (OPTIONS)    EXERCISE PRICE
                                                          ----------------    --------------
Outstanding as of December 31, 1997.....................       528,500            $ 4.92
  Granted...............................................       511,050              9.58
  Forfeited.............................................         2,874              5.00
  Exercised.............................................        57,912              4.69
                                                             ---------
Outstanding as of December 31, 1998.....................       978,764              7.38
  Granted...............................................     1,045,350             16.03
  Forfeited.............................................        28,000             20.20
  Exercised.............................................       251,969              5.92
                                                             ---------
Outstanding as of December 31, 1999.....................     1,744,145             12.57
  Granted...............................................       221,500             14.01
  Forfeited.............................................       135,032             18.65
  Exercised.............................................       366,362              6.82
                                                             ---------
Outstanding as of December 31, 2000.....................     1,464,251             13.65
                                                             ---------

                            WASTE CONNECTIONS, INC.

       (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS.)

     The following table summarizes information about stock options outstanding as of December 31, 2000:

                          OPTIONS OUTSTANDING
                   ----------------------------------
                                           WEIGHTED     OPTIONS EXERCISABLE
                                            AVERAGE     --------------------
                               WEIGHTED    REMAINING               WEIGHTED
                               AVERAGE    CONTRACTUAL               AVERAGE
                               EXERCISE      LIFE                  EXERCISE
 EXERCISE RANGE     SHARES      PRICE     (IN YEARS)     SHARES      PRICE
 --------------    ---------   --------   -----------   --------   ---------
$ 2.80 to  5.00      145,241    $ 2.85        7.0       145,241     $ 2.85
$ 6.00 to  9.50       22,170      9.03        7.1        22,170       9.03
$10.25 to 13.00      676,093     11.22        8.5       283,288      11.22
$15.19 to 23.00      560,747     18.34        8.2       218,026      18.34
$24.94 to 26.00       60,000     25.31        8.9        12,835      25.31
                   ---------                            -------
                   1,464,251     13.65        8.2       681,560      11.91
                   =========                            =======

     The weighted average grant date fair values for options granted during 1998, 1999 and 2000 are as follows:

                                                              1998     1999     2000
                                                              -----    -----    -----
Exercise prices equal to market price of stock..............  $5.28    $7.80    $5.51
Exercise prices less than market price of stock.............   6.52       --       --
Exercise prices greater than market price of stock..........   3.09       --       --

     Pro Forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 1998, 1999 and 2000: risk-free interest rate of 5%, 5.8% and 5.8%, respectively; dividend yield of zero; volatility factor of the expected market price of the Company's common stock of
 .55, .55, and .65, respectively; and a weighted-average expected life of the option of 4 years.

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

                            WASTE CONNECTIONS, INC.

       (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS.)

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The following table summarizes the Company's pro forma net income and pro forma basic net income per share for the years ended December 31, 1998, 1999 and 2000:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           1998      1999      2000
                                                          ------    ------    -------
Net income applicable to common stockholders:
  As reported...........................................  $1,350    $9,227    $28,189
  Pro forma.............................................      27     7,631     25,933
Basic income per share:
  As reported...........................................    0.13      0.49       1.21
  Pro forma.............................................    0.00      0.41       1.11
Diluted income per share:
  As reported...........................................    0.11      0.46       1.17
  Pro forma.............................................    0.00      0.38       1.08

     During the year ended December 31, 1998, the Company recorded deferred stock compensation of $821 relating to stock options granted during the period with exercise prices less than the estimated fair value of the Company's common stock on the date of grant. The deferred stock compensation was amortized into expense over the vesting periods of the stock options which generally ranged from 1 to 3 years. During the years ended December 31, 1998, 1999 and 2000, compensation expense of $393, $265 and $163, respectively, was recorded relating to these options.

  Stock Purchase Warrants

     The following table summarizes information about warrants outstanding as of December 31, 1999 and 2000:

                                                                                                           OUTSTANDING AT
                                                                                                            DECEMBER 31,
                                                               WARRANTS      EXERCISE       FAIR VALUE    -----------------
                                               ISSUE DATE       ISSUED         RANGE        OF WARRANTS    1999      2000
                                             ---------------   --------   ---------------   -----------   -------   -------
Warrants issued to guarantors of Company's
  debt obligations.........................  December 1997     841,000    $          2.80      $328       374,000        --
Warrants issued to consultants.............  December 1997      15,000       2.80 to 5.00                  15,000        --
Warrants issued in connection with an
  acquisition..............................  February 1998     200,000               4.00       954       200,000   113,333
Warrants issued to acquisition
  consultants..............................  Throughout 1998    67,935     12.00 to 22.13       339        67,935        --
Warrants issued to acquisition
  consultants..............................  Throughout 1999   102,634     10.88 to 30.50       572       102,634    43,060
Warrants issued to acquisition
  consultants..............................  Throughout 2000    40,438     10.88 to 27.88       183            --    26,232
                                                                                                          -------   -------
                                                                                                          759,569   182,625
                                                                                                          =======   =======

     The warrants are exercisable when granted and expire between 2000 and 2009.

     Warrants issued to third party acquisition consultants are valued using the Black-Scholes pricing model with assumed stock price volatility and risk-free interest rates similar to those used for stock options, and the warrant's contractual term of 2 years. These warrants are recorded as an element of the related cost of acquisitions.

                            WASTE CONNECTIONS, INC.

       (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS.)

13. INCOME TAXES

     The provision for income taxes for the years ended December 31, 1998, 1999 and 2000 consists of the following:

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          1998      1999       2000
                                                         ------    -------    -------
Current:
  Federal..............................................  $1,463    $ 7,800    $15,971
  State................................................     146        865      2,055
Deferred:
  Federal..............................................   1,286      2,053        607
  State................................................     145        206        677
                                                         ------    -------    -------
                                                         $3,040    $10,924    $19,310
                                                         ======    =======    =======

     Significant components of deferred income tax assets and liabilities are as follows as of December 31, 1999 and 2000:

                                                                1999        2000
                                                              --------    --------
Deferred income tax assets:
  Basis step-up in acquired assets..........................  $    396    $    362
  Accounts receivable reserves..............................        66         746
  Accrued expenses..........................................       142         377
  State taxes...............................................        42          54
  Other.....................................................       179         173
                                                              --------    --------
          Total deferred income tax assets:.................       825       1,712
                                                              ========    ========
Deferred income tax liabilities:
  Net asset basis difference in non-taxable acquisitions....   (68,505)    (65,696)
  Amortization..............................................    (1,257)     (3,251)
  Depreciation..............................................    (3,976)     (7,193)
  Other liabilities.........................................      (410)       (550)
  Prepaid expenses..........................................    (1,097)     (1,196)
                                                              --------    --------
          Total deferred income tax liabilities.............   (75,245)    (77,886)
                                                              --------    --------
          Net deferred income tax liability.................  $(74,420)   $(76,174)
                                                              ========    ========

                            WASTE CONNECTIONS, INC.

       (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS.)

     The differences between the Company's provision for income taxes as presented in the accompanying statements of operations and benefit for income taxes computed at the federal statutory rate is comprised of the items shown in the following table as a percentage of pre-tax income:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1998     1999     2000
                                                              -----    -----    -----
Income tax provision at the statutory rate..................  34.0%    35.0%    35.0%
State taxes, net of federal benefit.........................   4.0      3.5      3.7
Acquisition charges.........................................    --     10.3       --
Goodwill amortization.......................................   3.0      2.1      1.5
Subchapter S................................................   3.2      1.1       --
Stock compensation expense..................................   3.0      0.5      0.1
Other.......................................................   0.8      1.7      0.3
                                                              ----     ----     ----
                                                              48.0%    54.2%    40.6%
                                                              ====     ====     ====

14. NET INCOME PER SHARE INFORMATION

     The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income per share for the years ended December 31, 1998, 1999 and 2000:

                                                               YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1998           1999           2000
                                                      -----------    -----------    -----------
Numerator:
  Income before extraordinary item..................  $     3,294    $     9,227    $    28,189
  Redeemable convertible preferred stock
     accretion......................................         (917)            --             --
                                                      -----------    -----------    -----------
  Income applicable to common stockholders before
     extraordinary item.............................  $     2,377    $     9,227    $    28,189
                                                      ===========    ===========    ===========
  Extraordinary item................................       (1,027)            --             --
                                                      -----------    -----------    -----------
  Net income applicable to common stockholders......  $     1,350    $     9,227    $    28,189
                                                      ===========    ===========    ===========
Denominator:
  Weighted average common shares outstanding........   10,412,868     18,655,801     23,301,358
  Dilutive effect of stock options and warrants
     outstanding....................................    1,628,930      1,273,738        693,586
  Incremental common shares issuable upon redemption
     of redeemable common stock.....................      282,192             --             --
                                                      -----------    -----------    -----------
                                                       12,323,990     19,929,539     23,994,944
                                                      ===========    ===========    ===========

                            WASTE CONNECTIONS, INC.

       (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS.)

     As of December 31, 1999 and 2000, the Company had the following common stock equivalents that have not been included in the computation of diluted net income per share because to do so would have been antidilutive:

                                           DECEMBER 31, 1999                DECEMBER 31, 2000
                                     -----------------------------    -----------------------------
                                     NUMBER OF        EXERCISE        NUMBER OF        EXERCISE
                                      SHARES        PRICE RANGE        SHARES        PRICE RANGE
                                     ---------    ----------------    ---------    ----------------
Outstanding options................   103,000     $21.50 to $26.50     140,283     $18.75 to $26.00
Outstanding warrants...............    81,081     $21.50 to $30.50      55,001     $19.50 to $30.50
                                      -------                          -------
                                      184,081                          195,284
                                      =======                          =======

15. RELATED PARTY TRANSACTIONS

  Disposal Fees

     During the years ended December 31, 1998 and 1999, the Murrey Companies paid $8,816 and $10,328, respectively, in disposal fees to a landfill that is owned and operated by a company in which one of the Murrey Companies' shareholders had an approximate 33% ownership interest. The related party ownership of Waste Connections, Inc. stock was sold in 2000.

16. EMPLOYEE BENEFIT PLANS

     WCI has a voluntary savings and investment plan (the "WCI 401(k) Plan"). The WCI 401(k) Plan is available to all eligible, non-union employees of WCI. Under the WCI 401(k) Plan, WCI's contributions are 40% of the first 5% of the employee's contributions. The Murrey Companies have a voluntary savings and investment plan (the "Murrey 401(k) Plan"). The Murrey 401(k) Plan is available to all eligible, non-union employees of the Murrey Companies. Under the Murrey 401(k) Plan, the Murrey Companies' contributions are at the discretion of management. During the years ended December 31, 1998, 1999 and 2000, the total 401(k) plan expense for the WCI and Murrey 401(k) plans was approximately $394, $848 and $890, respectively.

                 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table summarizes the unaudited consolidated quarterly results of operations as reported and as restated for poolings-of-interests for 1999 and 2000(1) (in thousands, except per share amounts):

                                                             FIRST    SECOND     THIRD    FOURTH
                                                            QUARTER   QUARTER   QUARTER   QUARTER
                                                            -------   -------   -------   -------
Revenues:
  1999 as reported........................................  $30,883   $40,219   $48,610   $60,391
  1999 as restated........................................   33,178    40,901    49,345    60,801
Gross profit:
  1999 as reported........................................   10,763    15,414    19,302    24,726
  1999 as restated........................................   11,542    15,626    19,526    24,845
Net income (loss):
  1999 as reported........................................   (4,362)    3,152     4,919     5,390
  1999 as restated........................................   (4,279)    3,184     4,952     5,377
Basic income (loss) per common share:
  1999 as reported........................................    (0.28)     0.18      0.26      0.26
  1999 as restated........................................    (0.27)     0.18      0.26      0.25
Diluted income (loss) per common share:
  1999 as reported........................................    (0.28)     0.16      0.24      0.25
  1999 as restated........................................    (0.27)     0.16      0.24      0.24
Revenues:
  2000 as reported........................................   64,011    76,022    81,510    82,812
Gross profit:
  2000 as reported........................................   27,207    31,973    34,780    35,885
Net income:
  2000 as reported........................................    5,690     5,982     7,947     8,570
Basic income per common share:
  2000 as reported........................................     0.27      0.28      0.34      0.33
Diluted income per common share:
  2000 as reported........................................     0.26      0.27      0.32      0.32

---------------
(1) The 2000 Quarterly reported data was not restated as the only pooling-of-interest transaction was completed in the first quarter.

                                    PART III

     Except as set forth above in Part I under "Executive Officers," the information required by Part III (Items 10 through 13) has been omitted from this report, and is incorporated by reference to the captions "Principal Stockholders," "Election of Directors" and "Executive Compensation" in our definitive Proxy Statement for the 2001 Annual Meeting of Stockholders, which we will file with the Commission pursuant to Regulation 14A within 120 days after the end of our 2000 fiscal year.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

(a) See Index to Financial Statements on page 28. The following Financial Statement Schedule is filed herewith and made a part hereof:

     Schedule II -- Valuation and Qualifying Accounts

     All other schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b) The following reports on Form 8-K were filed during the last quarter of our fiscal year ended December 31, 2000:

     None.

(c) See Exhibit Index immediately following signature pages.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WASTE CONNECTIONS, INC.

                                          By:  /s/ RONALD J. MITTELSTAEDT
                                            ------------------------------------
                                                   Ronald J. Mittelstaedt
                                                         President

Date: March 21, 2001

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----
             /s/ RONALD J. MITTELSTAEDT                   Chairman, President and       March 21, 2001
-----------------------------------------------------            Director
               Ronald J. Mittelstaedt                  (principal executive officer)

                 /s/ STEVEN F. BOUCK                      Chief Financial Officer       March 21, 2001
-----------------------------------------------------  (principal financial officer)
                   Steven F. Bouck

                 /s/ MICHAEL R. FOOS                   Chief Accounting Officer and     March 21, 2001
-----------------------------------------------------    Vice President -- Finance
                   Michael R. Foos                         (principal accounting
                                                                 officer)

                /s/ EUGENE V. DUPREAU                  Vice President -- California     March 21, 2001
-----------------------------------------------------      Division and Director
                  Eugene V. Dupreau

                /s/ MICHAEL W. HARLAN                            Director               March 21, 2001
-----------------------------------------------------
                  Michael W. Harlan

               /s/ WILLIAM J. RAZZOUK                            Director               March 21, 2001
-----------------------------------------------------
                 William J. Razzouk

                            WASTE CONNECTIONS, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                                 (IN THOUSANDS)

                                                                   ADDITIONS
                                                             ----------------------    DEDUCTIONS
                                                BALANCE AT   CHARGED TO    CHARGED    (WRITE-OFFS,    BALANCE
                                                BEGINNING    COSTS AND    TO OTHER       NET OF       AT END
                 DESCRIPTION                    OF PERIOD     EXPENSES    ACCOUNTS    COLLECTIONS)   OF PERIOD
                 -----------                    ----------   ----------   ---------   ------------   ---------
Deducted from asset accounts:
  Allowance for doubtful accounts:
     Year ended December 31, 1998.............    $  332       $  696      $   --        $(209)       $  819
     Year ended December 31, 1999.............       819        1,549           5         (913)        1,460
     Year ended December 31, 2000.............     1,460        1,264          --         (825)        1,899

                                 EXHIBIT INDEX

 EXHIBIT
  NUMBER                      DESCRIPTION OF EXHIBITS
----------                    -----------------------
 3.1*       Amended and Restated Certificate of Incorporation of Waste
            Connections, in effect as of the date hereof
 3.2*       Amended and Restated By-Laws of Waste Connections, in effect as of the date hereof
 4.1*       Form of Common Stock Certificate
10.1*#      Third Amended and Restating Revolving Credit Agreement,
            dated as of May 16, 2000, between Waste Connections and
            various banks represented by Fleet National Bank
10.2### @   Second Amended and Restated 1997 Stock Option Plan
10.3* @     Form of Option Agreement
10.4* @     Form of Warrant Agreement
10.5*       Warrant Agreement and related Anti-Dilution Agreement issued to Imperial Bank
10.6*       Warrant Agreement and related Anti-Dilution Agreement issued to BankBoston, N.A.
10.7*       Form of Stock Purchase Agreement dated as of September 30,
            1997
10.8***     Form of Third Amended and Restated Investors' Rights
            Agreement dated as of December 31, 1998
10.9*# @    First Amended and Restated Employment Agreement between
            Waste Connections and Ronald J. Mittelstaedt, dated as of
            June 1, 2000
10.10*## @  Second Amended Employment Agreement between Waste
            Connections and Darrell Chambliss, dated as of June 1, 2000
10.11*## @  Second Amended Employment Agreement between Waste
            Connections and Michael Foos, dated as of June 1, 2000
10.12*## @  Second Amended Employment Agreement between Waste
            Connections and Eric Moser, dated as of June 1, 2000
10.13* @    Employment Agreement between Waste Connections and Steven
            Bouck, dated as of February 1, 1998
10.14* @    Employment Agreement between Waste Connections and Eugene V.
            Dupreau, dated as of February 23, 1998
10.15* @    Employment Agreement between Waste Connections and Charles
            B. Youngclaus, dated as of February 23, 1998
10.16+*     Purchase and Sale Agreement, dated as of September 29, 1997, between Browning-Ferris Industries, Inc., Browning-Ferris
            Industries, Inc., and Browning-Ferris Industries of Idaho,
            Inc. as Sellers, and Waste Connections, Waste Connections of
            Idaho, Inc. and Continental Paper Recycling, LLC as Buyers
10.17+*     Stock Purchase Agreement, dated as of January 26, 1998,
            among Waste Connections, Waste Connections of Idaho, Inc.
            and the shareholders of Waste Connections of Idaho, Inc.
10.18+*     Stock Purchase Agreement, dated as of February 4, 1998,
            among Waste Connections and the shareholders of Madera
            Disposal Company, Inc.
10.19+*     Asset Purchase Agreement, dated as of March 1, 1998, among
            Waste Connections, Waste Connections of Idaho, Inc., Hunter
            Enterprises, Inc. and the shareholder of Hunter Enterprises,
            Inc.
10.20*      Form of Indemnification Agreement entered into by Waste
            Connections and each of its directors and officers

 EXHIBIT
  NUMBER                      DESCRIPTION OF EXHIBITS
----------                    -----------------------
10.21+#     Asset Purchase Agreement, dated as of June 1, 1998, by and among Waste Connections, Waste Connections of Utah, Inc.,
            Contractor's Waste, L.C., and Brad Kitchen, Heath Johnston,
            and R. Scott McQuarrie
10.22+##    Stock Purchase Agreement, dated as of June 5, 1998, by and among Waste Connections, B & B Sanitation, Inc., Red Carpet
            Landfill, Inc., Darlin Equipment, Inc., Lyle J. Buller,
            Larue A. Buller, the Lyle J. Buller Revocable Trust dated
            10/11/96 and Larue A. Buller, Trustee of the Larue A. Buller
            Revocable Trust dated 10/11/96
10.23++     Stock Purchase Agreement dated as of June 17, 1998, by and among Waste Connections, Arrow Sanitary Service, Inc.,
            Steven Giusto, Dennis Giusto, John Giusto, Michael Giusto
            and Kenneth Giusto
10.24++     Stock Purchase Agreement dated as of June 25, 1998, by and among Waste Connections, Curry Transfer and Recycling,
            Oregon Waste Technology, Petty H. Smart, and A. Lewis Rucker
10.25**+    Purchase and Sale Agreement dated as of June 25, 1998, by
            and between Petty H. Smart and Waste Connections
10.26**     Loan Agreement dated as of June 1, 1998 between Madera
            Disposal Systems, Inc. and the California Pollution Control
            Financing Authority
10.27** @   Employment Agreement between Waste Connections and David M.
            Hall, dated as of July 8, 1998
10.28+++    Agreement and Plan of Merger, dated as of July 30, 1998, by and among Waste Connections, WCI Acquisition Corporation,
            Shrader Refuse and Recycling Service Company, Duane E.
            Shrader, Myrlen A. Shrader, Daniel L. Shrader, Mark S.
            Shrader, Michael D. Shrader, and Daren L. Shrader
10.29+++    Purchase and Sale Agreement dated as of July 31, 1998, by
            and between Ambler Vincent Development Company and Shrader
            Refuse and Recycling Service Company
10.30**+    Purchase Agreement, dated as of July 31, 1998, by and among
            Waste Connections, Waste Connections of Nebraska, Inc., J &
            J Sanitation Inc., Big Red Roll Off Inc., Garry L. Jeffords,
            Darin L. Mueller, Leslie J. Jeffords, Leland J. Jeffords,
            Bradley Rowan, Great Plains Recycling, Inc., Roma L.
            Jeffords, Kristie K. Mueller, Sheri L. Jeffords, and Betty
            L. Hargis
10.31***+   Agreement and Plan of Merger dated as of October 22, 1998, by and among Waste Connections, WCI Acquisition Corporation
            I, WCI Acquisition Corporation II, WCI Acquisition
            Corporation III, WCI Acquisition Corporation IV, Murrey's
            Disposal Company, Inc., American Disposal Company, Inc.,
            D.M. Disposal Co., Inc., Tacoma Recycling Company, Inc., the
            Murrey Trust UTA August 5, 1993, as amended, the Bonnie L.
            Murrey Revocable Trust UTA August 5, 1993, as amended,
            Donald J. Hawkins, and Irmgard R. Wilcox
10.32****+  Purchase Agreement, dated as of December 11, 1998, by and among Waste Connections, Butler County Landfill, Inc., Kobus
            Construction, Inc., Tom Kobus and Debbie Kobus
10.33####+  Amendment No. 1 to Purchase Agreement, dated as of January
            7, 1999, by and among WCI, Butler County Landfill, Inc.,
            Kobus Construction, Inc., Tom Kobus and Debbie Kobus
10.34####+  Amendment No. 2 to Purchase Agreement, dated as of January
            8, 1999, by and among WCI, Butler County Landfill, Inc.,
            Kobus Construction, Inc., Tom Kobus and Debbie Kobus

 EXHIBIT
  NUMBER                      DESCRIPTION OF EXHIBITS
----------                    -----------------------
10.35+      Stock Purchase Agreement dated as of November 30, 1998, by and among Waste Connections, Amador Disposal Service, Inc.,
            Mother Lode Sani-Hut, Inc., and Robert N. Grunigen, Carla
            Grunigen, Carol Sesser and Gaye Sue Marchini, as Trustees of
            the Marchini 1981 Trust, Bennie L. Ratto, Carol Sesser, John
            D. Marchini, Gloria Lehman, Sandra Thomas, John H. Tillman
            and Jeffrey R. Tillman
10.36+++++  Amended and Restated Stock Purchase Agreement dated as of
            March 31, 1999, by and among Waste Connections, Inc.,
            Management Environmental National, Inc., RH Financial
            Corporation and The Shareholder listed on Schedule A thereto
10.37+++++++ Acquisition Agreement dated as of August 11, 1999, by and among WCI Acquisition Corporation I, Waste Connections,
            Inc., International Environmental Industries, Inc., J.O.
            Stewart, Jr., Ralner Corporation, JOS Enterprises, Ltd. and
            International Environmental Industries Equipment Company,
            L.P.
10.38+++++++++ Asset Purchase Agreement dated as of October 15, 1999, by and among Waste Connections of Colorado, Inc., Allied Waste
            Transportation, Inc., BFI Services Group, Inc. and Allied
            Waste Industries, Inc.
10.39+++++++++ Stock Purchase Agreement dated as of October 15, 1999, by and among Waste Connections, Inc., Allied Waste Systems
            Holdings, Inc. and Allied Waste Industries, Inc.
10.40+++++++++ Closing Agreement dated as of November 17, 1999, by and among Waste Connections, Inc., Allied Waste Systems
            Holdings, Inc., Allied Waste Industries, Inc. and Denver
            Regional Landfill, Inc.
10.41+++++++++ Agreement dated as of November 17, 1999, among Waste
            Connections of Colorado, Inc., Allied Waste Transportation,
            Inc., BFI Services Group, Inc. and Allied Waste Industries,
            Inc.
10.42*### @ Employment Agreement between Waste Connections and James M.
            Little, dated as of September 13, 1999
10.43*### @ Employment Agreement between Waste Connections and Jerri L.
            Hunt, dated as of October 25, 1999
10.44**##   Stock Purchase Agreement dated April 17, 2000, among Waste
            Connections, BFI Waste Systems of North America, Inc., and
            Allied Waste Industries, Inc.
10.45**##   Asset Purchase Agreement dated April 17, 2000, among BFI
            Waste Systems of North America, Inc., Allied Waste
            Industries, Inc. and Finney County Landfill, Inc.
12.1        Statement regarding computation of ratio of earnings to
            fixed charges
21.1        Subsidiaries of Waste Connections
23.1        Consent of Ernst & Young LLP, Independent Auditors
99.1        Proxy Statement for Waste Connections' 2001 Annual
            Stockholders Meeting scheduled to be held May 16, 2001. (To be filed with the Commission prior to 120 days after
            December 31, 2000, and incorporated by reference herein to the extent indicated in Part III to this Form 10-K.)

---------------

    *  Incorporated by reference to the exhibits filed with Waste
       Connections' Registration Statement on Form S-1,
       Registration No. 333-48029.
   **  Incorporated by reference to the exhibits filed with Waste
       Connections' Registration Statement on Form S-4,
       Registration No. 333-59199.
  ***  Incorporated by reference to the exhibits filed with Waste
       Connections' Registration Statement on Form S-4,
       Registration No. 333-65615.
 ****  Incorporated by reference to the exhibits filed with Waste
       Connections' Registration Statement on Form S-1,
       Registration No. 333-70253.
    #  Incorporated by reference to the exhibit filed with Waste
       Connections' Form 8-K filed on June 15, 1998.
   ##  Incorporated by reference to the exhibit filed with Waste
       Connections' Form 8-K filed on June 22, 1998.
   ++  Incorporated by reference to the exhibit filed with Waste
       Connections' Form 8-K Filed on August 11, 1998.
 ####  Incorporated by reference to the exhibit filed with Waste
       Connections' Form 8-K filed on January 13, 1999.
 ++++  Incorporated by reference to the exhibit filed with Waste
       Connections' Form 8-K filed on April 14, 1999.
++++++ Incorporated by reference to the exhibit filed with Waste
       Connections' Form 8-K filed on August 25, 1999.
++++++++ Incorporated by reference to the exhibit filed with Waste
       Connections' Form 8-K filed on November 24, 1999.
  ###  Incorporated by reference to the exhibit filed with Waste
       Connections' Form S-8, Registration No. 333-42096.
  *##  Incorporated by reference to the exhibit filed with Waste
       Connections' Form 10-Q filed on November 14, 2000.
   *#  Incorporated by reference to the exhibit filed with Waste
       Connections' Form 10-Q filed on August 7, 2000.
 *###  Incorporated by reference to the exhibit filed with Waste
       Connections' Form 10-K filed on March 13, 2000.
 **##  Incorporated by reference to the exhibit filed with Waste
       Connections' Form 8-K filed on May 30, 2000.
    + Filed without exhibits and schedules (to be provided supplementally on request of the Commission).
    @ Management contracts and compensatory plans or arrangements required to be filed as Exhibits to comply with Item
       14(a)(3).