Form 10-Q
period 2001-03-31
WASTE CONNECTIONS INC/DE
filed 2001-05-14
CIK 1057058

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED MARCH 31, 2001                 COMMISSION FILE NO. 0-23981





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

              As of May 7, 2001:               27,062,968 Shares of Common Stock

PART I -- FINANCIAL INFORMATION

Item 1 -- Financial Statements

  Condensed Consolidated Balance Sheets -- December 31, 2000 and March 31, 2001

  Condensed Consolidated Statements of Income for the three months ended
      March 31, 2000 and 2001

  Condensed Consolidated Statements of Cash Flows for the three months ended
      March 31, 2000 and 2001

  Notes to Condensed Consolidated Financial Statements

Item 2 -- Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Item 3 - Quantitative and Qualitative Disclosures About Market Risk


PART II -- OTHER INFORMATION

Item 1 -- Legal Proceedings

Item 6 -- Exhibits and Reports on Form 8-K


Signatures

PART I -- FINANCIAL INFORMATION
Item 1 -- Financial Statements


                             WASTE CONNECTIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                               DECEMBER 31, 2000   MARCH 31, 2001
                                                               -----------------   --------------
                                                                                     (UNAUDITED)
ASSETS
Current assets:
     Cash and equivalents                                          $   2,461          $   4,207
     Accounts receivable, less allowance for doubtful
          accounts of $1,899 at December 31, 2000 and
          $1,616 at March 31, 2001                                    42,155             42,923
     Prepaid expenses and other current assets                         4,419              5,932
                                                                   ---------          ---------
          Total current assets                                        49,035             53,062

Property and equipment, net                                          384,237            434,036
Intangible assets, net                                               363,505            376,812
Other assets                                                          13,327             16,033
                                                                   ---------          ---------
                                                                   $ 810,104          $ 879,943
                                                                   =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long term debt and notes payable           $   3,644          $   8,310
     Accounts payable                                                 25,636             22,786
     Deferred revenue                                                  9,595             10,410
     Accrued liabilities                                              20,558             17,928
                                                                   ---------          ---------
               Total current liabilities                              59,433             59,434

Long-term debt and notes payable, net                                334,194            370,724
Other long term liabilities                                            6,095              9,563
Deferred income taxes                                                 76,174             76,744

COMMITMENTS AND CONTINGENCIES

Minority interests                                                        --             17,633

Stockholders' equity:
Preferred stock $.01 par value; 10,000,000 shares
     authorized; none issued and outstanding                              --                 --
Common stock: $.01 par value; 50,000,000 shares
     authorized; 26,480,046  shares issued and
     outstanding at December 31, 2000, 27,062,634
     shares issued and outstanding at March 31, 2001                     265                270

Additional paid-in capital                                           296,439            306,426
Retained earnings                                                     37,504             42,216
Unrealized loss on market value of interest rate swap                     --             (3,067)
                                                                   ---------          ---------
      Total stockholders' equity                                     334,208            345,845
                                                                   ---------          ---------
                                                                   $ 810,104          $ 879,943
                                                                   =========          =========


                             See accompanying notes.

                             WASTE CONNECTIONS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 2000 AND 2001
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                      -----------------------------------
                                                          2000                   2001
                                                      ------------           ------------
Revenues                                              $     64,011           $     85,114
Operating expenses:
     Cost of operations                                     36,804                 47,017
     Selling, general and administrative                     5,391                  6,659
     Depreciation and amortization                           5,986                  8,192
     Stock compensation                                         54                     --
     Acquisition related expenses                              150                     --
                                                      ------------           ------------
Income from operations                                      15,626                 23,246

Interest expense                                            (5,894)                (7,602)
Other income (expense), net                                      6                 (6,232)
                                                      ------------           ------------
Income before income tax provision and
  minority interests                                         9,738                  9,412

Minority interests                                              --                 (1,330)
                                                      ------------           ------------
Income before income tax provision                           9,738                  8,082

Income tax provision                                        (4,048)                (3,226)
                                                      ------------           ------------
Net income before extraordinary item                         5,690                  4,856
Extraordinary item - extinguishment of debt,
  net of tax benefit of $96                                     --                   (144)
                                                      ------------           ------------
Net income                                            $      5,690           $      4,712
                                                      ============           ============

Basic earnings per common share:
    Income before extraordinary item                  $       0.27           $       0.18
    Extraordinary item                                          --                  (0.01)
                                                      ------------           ------------
    Net income per common share                       $       0.27           $       0.17
                                                      ============           ============

Diluted earnings per common share:
    Income before extraordinary item                  $       0.26           $       0.18
    Extraordinary item                                          --                  (0.01)
                                                      ------------           ------------
    Net income per common share                       $       0.26           $       0.17
                                                      ============           ============

Shares used in the per share calculations:
   Basic                                                21,322,110             26,635,813
                                                      ============           ============
   Diluted                                              21,976,094             27,413,073
                                                      ============           ============


                             See accompanying notes.

                             WASTE CONNECTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 2001
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                               THREE MONTHS
                                                                              ENDED MARCH 31,
                                                                        ---------------------------
                                                                          2000               2001
                                                                        --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $  5,690           $  4,712
Adjustments to reconcile net income to
     Net cash provided by operating activities:
     Loss on sale of assets                                                   --                 21
     Loss on termination of interest rate swap                                --              6,337
     Depreciation                                                          4,258              5,607
     Amortization of intangibles                                           1,728              2,584
     Minority interests                                                       --              1,330
     Amortization of debt issuance costs and debt guarantee fees             135                195
     Extraordinary item -- early extinguishment of debt                       --                240
     Stock compensation                                                       54                 --
     Net change in operating assets and liabilities, net of
       acquisitions                                                       (5,227)           (13,378)
                                                                        --------           --------
Net cash provided by operating activities                                  6,638              7,648

CASH FLOWS FROM INVESTING ACTIVITIES:

     Payments for acquisitions, net of cash acquired                     (28,281)           (24,019)
     Capital expenditures for property and equipment                      (4,992)            (6,022)
     (Increase) decrease in other assets                                      73                (88)
                                                                        --------           --------
Net cash used in investing activities                                    (33,200)           (30,129)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings                                             33,500             27,700
     Principal payments on long-term debt                                 (6,949)            (6,783)
     Proceeds from options and warrants                                      328              3,942
     Debt issuance costs                                                     (53)              (632)
                                                                        --------           --------
Net cash provided by financing activities                                 26,826             24,227
                                                                        --------           --------

Net increase in cash and equivalents                                         264              1,746
Cash and equivalents at beginning of period                                2,393              2,461
                                                                        --------           --------
Cash and equivalents at end of period                                   $  2,657           $  4,207
                                                                        ========           ========


                             See accompanying notes.

                             WASTE CONNECTIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
           (Dollars in thousands, except share and per share amounts)

1. BASIS OF PRESENTATION AND SUMMARY

The accompanying statements of operations and cash flows relate to Waste Connections, Inc. and its subsidiaries (the "Company") for the three month periods ended March 31, 2000 and 2001. The consolidated financial statements of the Company include the accounts of Waste Connections, Inc. and its wholly-owned and majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

The Company's consolidated balance sheet as of March 31, 2001, the consolidated statements of income for the three months ended March 31, 2001 and 2000, and the consolidated statements of cash flows for the three months ended March 31, 2001 and 2000 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented. The consolidated financial statements presented herein should be read in conjunction with the Company's annual report on Form 10-K.

2. ADOPTION OF NEW ACCOUNTING STANDARD

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities", which was amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities (an Amendment of FASB Statement 133)," (collectively "SFAS 133"). SFAS 133 establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income (Note 5) until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company adopted SFAS 133 effective January 1, 2001. The Company has evaluated its derivative instruments, consisting solely of two interest rate protection agreements , and believes these instruments qualify for hedge accounting pursuant to SFAS 133. Upon adoption of SFAS 133, the Company recorded the fair value of these interest rate protection agreements as an obligation of $3,570, net of taxes of $2,370, with an equal amount recorded as an unrealized loss in other comprehensive income. The adoption of SFAS 133 did not have a material effect on the Company's results of operations.

3. ACQUISITIONS

For the three months ended March 31, 2001, the Company acquired 6 solid waste collection businesses that were accounted for using the purchase method of accounting. The aggregate consideration for these acquisitions was approximately $24,019 in cash and liabilities assumed and $6,050 in equity issued.

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

                             WASTE CONNECTIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
           (Dollars in thousands, except share and per share amounts)


4. EARNINGS PER SHARE CALCULATION

The following table sets forth the numerator and denominator used in the computation of earnings per common share:

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                  ----------------------------------
                                                      2000                  2001
                                                  ------------          ------------
Numerator:
   Income before extraordinary item               $      5,690          $      4,856
   Extraordinary item                                       --                  (144)
                                                  ------------          ------------
   Net income                                     $      5,690          $      4,712
                                                  ============          ============
Denominator:
   Basic shares outstanding                         21,322,110            26,635,813
   Dilutive effect of options & warrants               653,984               777,260
                                                  ------------          ------------
   Basic shares outstanding                         21,976,094            27,413,073
                                                  ============          ============

5. COMPREHENSIVE INCOME (LOSS)

Comprehensive income includes changes in the fair value of interest rate protection agreements that qualify for hedge accounting (Note 2). During the first quarter of 2001, the Company recorded total comprehensive income of $1,645. The difference between net income and comprehensive income for the three months ended March 31, 2001 is detailed in the following table:

                                     Three months ended
                                       March 31, 2001
                                       (In thousands)
                                     ------------------
Net income                                $ 4,712
                                          -------
Unrealized loss on interest rate
protection agreements, net of
tax of $2,036                              (3,067)
                                          -------
Comprehensive income                      $ 1,645
                                          =======

                             WASTE CONNECTIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
           (Dollars in thousands, except share and per share amounts)


The components of other comprehensive income and related tax effects for the three months ended March 31, 2001 are shown as follows (in thousands):

                                                 Gross          Tax effect         Net of tax
                                                -------         ----------         ----------
Cumulative effect of accounting change          $(5,940)          $(2,370)          $(3,570)
Amounts reclassified into earnings                  410               164               246
Changes in fair value of interest rate
  protection agreements                          (5,910)           (2,373)           (3,537)
Changes associated with current period
  hedging transactions                            6,337             2,543             3,794
                                                -------           -------           -------
                                                $(5,103)          $(2,036)          $(3,067)
                                                =======           =======           =======

Changes associated with current period hedging transactions represents costs incurred in connection with the termination of an interest rate swap. During the three months ended March 31, 2001, the Company determined that the debt to which the interest rate swap was designated would be repaid prior to its due date as a result of the convertible subordinated debt offering (Note 6); therefore, it was no longer probable that the variable cash flows under the related debt would occur and the costs to terminate the interest rate swap were recorded as a loss in other income (expense) in the accompanying financial statements.

6. SUBSEQUENT EVENTS

On April 4, 2001, Waste Connections issued 5.5% Convertible Subordinated Notes Due 2006 (the "Notes") with an aggregate principal amount of $115,000 in a Rule 144A private placement. The Company also granted the initial purchaser an option to purchase an additional $35,000 of the Notes, which was exercised in full on April 26, 2001. The Notes are unsecured, rank junior to existing and future Senior Indebtedness, as defined in the offering memorandum and are convertible into common stock at a conversion price of $38.03 per share. The proceeds from the sale of the notes are being used to repay a portion of the outstanding indebtedness and related costs under the Company's credit facility and for general corporate purposes.

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

OVERVIEW

Waste Connections, Inc. is a regional, integrated solid waste services company that provides solid waste collection, transfer, disposal and recycling services in secondary markets of the Western U.S. As of March 31, 2001, we served more than 700,000 commercial, industrial and residential customers in California, Colorado, Iowa, Kansas, Minnesota, Montana, Nebraska, New Mexico, Oklahoma, Oregon, South Dakota, Texas, Utah, Washington and Wyoming. We currently own 65 collection operations and operate or own 32 transfer stations, 21 Subtitle D landfills and 17 recycling facilities.

We generally intend to pursue an acquisition-based growth strategy and as of March 31, 2001 had acquired 121 businesses since our inception in September 1997. The results of operations of these acquired businesses have been included in our financial statements only from the respective dates of acquisition, except eight acquisitions accounted for under the poolings-of-interests method of accounting, which are included for all periods presented. We anticipate that a substantial part of our future growth will come from acquiring additional solid waste collection, transfer and disposal businesses and, therefore, it is expected that additional acquisitions could continue to affect period-to-period comparisons of our operating results.

GENERAL

Our revenues consist mainly of fees we charge customers for solid waste collection, transfer, disposal and recycling services. A large part of our collection revenues come from providing commercial, industrial and residential services. We frequently perform these services under service agreements or franchise agreements with counties or municipal contracts. County franchise agreements and municipal contracts generally last from one to ten years. Our existing franchise agreements and all of our existing municipal contracts give Waste Connections the exclusive right to provide specified waste services in the specified territory during the contract term. These exclusive arrangements are awarded, at least initially, on a competitive bid basis and subsequently on a bid or negotiated basis. We also provide residential collection services on a subscription basis with individual households. Approximately 50% of our revenues for the three months ended March 31, 2001 were derived from services provided under exclusive franchise agreements, long term municipal contracts and governmental certificates. Governmental certificates grant Waste Connections perpetual and exclusive collection rights in the covered areas. Contracts with counties and municipalities and governmental certificates provide relatively consistent cash flow during the terms of the contracts. Because we bill most residential customers quarterly, subscription agreements also provide a stable source of revenues for Waste Connections. Our collection business also generates revenues from the sale of recyclable commodities.

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

Costs of operations include labor, fuel, equipment maintenance and tipping fees paid to third party disposal facilities, worker's compensation and vehicle insurance, the cost of materials we purchase for recycling, third party transportation expense, district and state taxes and host community fees and royalties. As of March 31, 2001, Waste Connections owned and/or operated 32 transfer stations, which reduce our costs by allowing us to use collection personnel and equipment more efficiently and by consolidating waste to gain more favorable disposal rates that may be available for larger quantities of waste.

Selling, general and administrative ("SG&A") expenses include management, clerical and administrative compensation overhead costs associated with our marketing and sales force, professional services and community relations expense.

Depreciation and amortization expense includes depreciation of fixed assets over their estimated useful lives using the straight-line method and amortization of goodwill and other intangible assets using the straight-line method. Landfill permitting, acquisition and preparation costs are amortized as permitted airspace of the landfill is consumed. Landfill preparation costs include the costs of construction associated with excavation, liners, site berms and the installation of leak detection and leachate collection systems. In determining the amortization rate for a landfill, preparation costs include the total estimate costs to complete construction of the landfill's permitted capacity. Units-of-production amortization rates are determined annually for the Company's operating landfills. The rates are determined by management based on estimates provided by the Company's internal and third party engineers and consider the information provided by surveys which are performed at least annually.

Waste Connections capitalizes some third-party expenditures related to pending acquisitions or development projects, such as legal and engineering expenses. We expense indirect acquisition costs, such as executive and corporate overhead, public relations and other corporate services, as we incur them. We charge against net income any unamortized capitalized expenditures and advances (net of any portion that we believe we may recover, through sale or otherwise) that relate to any operation that is permanently shut down and any pending acquisition or landfill development project that is not completed. We routinely evaluate all capitalized costs, and expense those related to projects that we believe are not likely to succeed. As of March 31, 2001, Waste Connections had no capitalized expenditures relating to landfill development projects and approximately $190,372 in capitalized expenditures relating to pending acquisitions.

We accrue for estimated landfill closure and post-closure maintenance costs at the landfills we own. Under applicable regulations, Waste Connections and Madera County, as operator and owner, respectively, are jointly liable for closure and post-closure liabilities with respect to the Fairmead Landfill. We have not accrued for such liabilities because Madera County, as required by state law, has established a special fund into which it deposits a portion of tipping fee surcharges to pay such liabilities. Consequently, we do not believe that the Company had any financial obligation for closure and post-closure costs for the Fairmead Landfill as of March 31, 2001. We will have additional material financial obligations relating to closure and post-closure costs of the other disposal facilities that we currently own or operate and that we may own or operate in the future. Waste Connections accrues and will accrue for those obligations, based on engineering estimates of consumption of permitted landfill airspace over the useful life of such landfills.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 2001

The following table sets forth items in Waste Connections' consolidated statement of operations as a percentage of revenues for the periods indicated.

                                        THREE MONTHS ENDED
                                             MARCH 31,
                                      ----------------------
                                      2000             2001
                                      -----            -----
Revenues                              100.0%           100.0%
Cost of operations                     57.5             55.2
Selling, general and
    administrative expenses             8.4              7.9
Depreciation and
    amortization expense                9.4              9.6
Stock compensation                      0.1               --
Acquisition related expenses            0.2               --
                                      -----            -----
Operating income                       24.4             27.3

Interest expense, net                  (9.2)            (8.9)
Other expense, net                      0.0             (7.3)
Minority interests                       --             (1.6)
Extraordinary item                       --             (0.2)
Income tax expense                     (6.3)            (3.8)
                                      -----            -----
Net income                              8.9%             5.5%
                                      =====            =====
EBITDA margin(1)                       34.1%            36.9%
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

Revenues. Total revenues increased $21.1 million, or 33.0%, to $85.1 million for the three months ended March 31, 2001 from $64.0 million for the three months ended March 31, 2000. The increase was primarily attributable to the inclusion of the acquisitions closed throughout the balance of 2000 and the first quarter of 2001, selected price increases and growth in the existing business.

Cost of Operations. Total cost of operations increased $10.2 million, or 27.7%, to $47.0 million for the three months ended March 31, 2001 from $36.8 million for the three months ended March 31, 2000. The increase was primarily attributable to acquisitions closed over the course of 2000, offset by greater integration of collection volumes into landfills we own or operate. Cost of operations as a percentage of revenues declined 2.3 percentage points to 55.2% for the three months ended March 31, 2001 from 57.5% for the three months ended March 31, 2000. The decrease as a percentage of revenues was primarily attributable to the effect of tuck-in acquisitions closed during the course of 2000, economies of scale from the greater revenue base, greater integration of collection volumes into landfills we own or operate and selective price increases.

SG&A. SG&A expenses increased $1.3 million, or 23.5%, to $6.7 million for the three months ended March 31, 2001 from $5.4 million for the three months ended March 31, 2000. Our SG&A increased as a result of additional personnel from companies acquired and some additional corporate overhead to accommodate our growth. SG&A as a percentage of revenues declined 0.5 percentage points to 7.9% for the three months ended March 31, 2001 from 8.4% for the three months ended March 31, 2000. The decline in SG&A as a percentage of revenues was a result of spreading of overhead expenses over a larger base of revenue from the acquisitions completed in the course of 2000, offset by increases in corporate overhead.

Depreciation and Amortization. Depreciation and amortization expense increased $2.2 million, or 36.9%, to $8.2 million for the three months ended March 31, 2001 from $6.0 million for the three months ended March 31, 2000.

The increase resulted primarily from the acquisitions and the inclusion of their depreciation and amortization as well as the amortization of goodwill associated with such acquisitions. Depreciation and amortization as a percentage of revenues increased 0.2 percentage points to 9.6% for the three months ended March 31, 2001 from 9.4% for the three months ended March 31, 2000. The increase in depreciation and amortization as a percentage of revenues was primarily a result of amortization of goodwill associated with acquisitions and a higher proportion of landfill revenues, which have higher variable depletion costs than collection.

Stock Compensation Expense. Stock compensation expense decreased to $0 for the three months ended March 31, 2001 from $54,000 for the three months ended March 31, 2000. Our prior year stock compensation expense was attributable to the valuation of common stock options and warrants with exercise prices less than the estimated fair value of our common stock on the date of the grant and relates solely to stock options granted prior to the initial public offering in May 1998. Our stock compensation expense in 2000 consisted of continued amortization of deferred stock compensation recorded in 1998 at the time of the initial public offering. This compensation expense was fully amortized on September 30, 2000.

Acquisition Related Expenses. Acquisition related expenses decreased to $0 for the three months ended March 31, 2001 from $150,000 for the three months ended March 31, 2000. The prior year acquisition related expenses were for commissions, professional fees, and other direct costs resulting from the Waste Wrangler acquisition that was accounted for using the pooling-of-interests method.

Operating Income. Operating income increased $7.6 million to $23.2 million for the three months ended March 31, 2001 from $15.6 million for the three months ended March 31, 2000. The increase was primarily attributable to the inclusion of acquisitions closed in the last year, economies of scale from a greater revenue base, greater integration of collection volumes into landfills we own or operate and selective price increases. This was offset by higher depreciation and amortization and SG&A expenses. Operating income as a percentage of revenues increased 2.9 percentage points to 27.3% for the three months ended March 31, 2001 from 24.4% for the three months ended March 31, 2000. The increase in operating income before acquisition related expenses is attributable to the improvement in gross margins coupled with declines in SG&A expenses as a percentage of revenues offset by increases in depreciation and amortization as a percentage of revenues.

Interest Expense. Interest expense increased $1.7 million, or 29.0%, to $7.6 million for the three months ended March 31, 2001 from $5.9 million for the three months ended March 31, 2000. The increase was primarily attributable to higher debt levels incurred to fund certain of our acquisitions and higher interest rates on our revolving credit facility.

Other Income (Expense). Other income (expense) increased to ($6.2) million for the three months ended March 31, 2001 from $6,000 for the three months ended March 31, 2000. The increase was primarily related to the early termination of an interest rate hedge. During the three months ended March 31, 2001, the Company determined that the debt to which the interest rate swap was designated would be repaid prior to its due date as a result of the convertible subordinated debt offering; therefore, it was no longer probable that the variable cash flows under the related debt would occur.

Minority Interests. Minority interests increased $1.3 million to $1.3 million for the three months ended March 31, 2001 from $0 for the three months ended March 31, 2000. The increase is attributable to the purchase by Waste Connections during the three-month period ending March 31, 2001 of majority interests in two unrelated entities, one in California and one in Washington.

Provision for Income Taxes. Income taxes decreased $822,000 to $3.2 million for the three months ended March 31, 2001 from $4.0 million for the three months ended March 31, 2000. The effective income tax rate for the three months ended March 31, 2001, before acquisition related and stock compensation expenses, was 39.9%, which is above the federal statutory rate of 35.0% as the result of state and local taxes and non-deductible goodwill associated with certain acquisitions.

Net Income before Extraordinary Item. Net income decreased by $834,000 to $4.9 million for the three months ended March 31, 2001, from $5.7 million for the three months ended March 31, 2000. The decrease was primarily attributable to the cost associated with the early termination of an interest rate hedge and was offset by the inclusion of acquisitions closed in the last year, economies of scale from a greater revenue base, greater integration of collection volumes into landfills we own or operate, selective price increases and the decline in acquisition related expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2001, we had a working capital deficit of $6.4 million, including cash and cash equivalents of $4.2 million. Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains available after satisfying our working capital and capital expenditure requirements to reduce our indebtedness under our bank revolving credit facility and to minimize our cash balances.

We have a revolving credit facility with a syndicate of banks for which Fleet Boston Financial Corporation acts as agent, under which we can borrow up to $435 million and which is secured by virtually all assets of Waste Connections, including our interest in the equity securities of our subsidiaries. The credit facility matures in 2005 and bears interest at a rate per annum equal to, at our discretion, either: (i) the Base Rate; or (ii) the Eurodollar Rate plus applicable margin. The credit facility requires us to maintain certain financial ratios and satisfy other predetermined requirements, such as minimum net worth, net income and limits on capital expenditures. It also requires the lenders' approval of acquisitions in certain circumstances. As of March 31, 2001, an aggregate of approximately $331.2 million was outstanding under our credit facility, and the interest rate on outstanding borrowings, including amortization of fees, under the credit facility was approximately 8.0%.

Subsequent to the end of the quarter ending March 31, 2001, we closed on $150 million of our 5.5% subordinated convertible notes. The notes are unsecured and are convertible at any time by the holders into common stock at 26.2985 shares per $1,000 principal amount of notes. Concurrent with the closing of this financing, we modified certain of our revolving credit covenants allowing us to increase our overall leverage ratio's modestly. There was no change in the available borrowing capacity under our revolving credit facility. Proceeds from the offering were used to repay the revolving credit facility and associated costs.

For the three months ended March 31, 2001, net cash provided by operations was approximately $7.6 million. $13.4 million of cash provided by operations was used by an increase in working capital (net of acquisitions) for the period.

For the three months ended March 31, 2001, net cash used by investing activities was $30.1 million. Of this, $24.0 million was used to fund the cash portion of acquisitions. Cash used for capital expenditures was $6.0 million, which was primarily for investments in fixed assets, consisting primarily of trucks, containers and other equipment.

For the three months ended March 31, 2000, net cash provided by financing activities was $24.2 million, which was provided by net borrowings under our various debt arrangements.

Capital expenditures relating to existing businesses for the remainder of 2001 are currently expected to be approximately $37 million. We intend to fund our remaining planned 2001 capital expenditures principally through internally generated funds, and borrowings under our existing credit facility. We intend to fund our future acquisitions and capital requirements through additional borrowings under our credit facility and funds raised from sale of our equity securities under appropriate market conditions. We believe that the credit facility, and the funds expected to be generated from operations, will provide adequate cash to fund our working capital and other cash needs for the foreseeable future. However, increased use of debt to fund our capital requirements will increase our interest expense. It may also raise our debt-to-equity ratio, which could hinder our ability to obtain additional credit. If we are unable to obtain additional debt financing or to sell additional equity securities in the future, we may be unable to fund future acquisitions, which could cause a decline in the growth rate of our revenues.

From time to time we evaluate our existing operations and their strategic importance to the Company. In the event a given operating unit is not considered to have future strategic importance, we may sell or otherwise dispose of those operations. Although the Company believes its operations are not impaired, such a decision to dispose of certain operations could result in a loss on disposition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK

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

In May 2000, we entered into an interest rate hedge with Union Bank of California, N.A. Under this hedge agreement, which was effective through May 2003, the interest rate on $125 million of our floating rate long-term debt was effectively fixed with an interest rate of 7.19% plus an applicable margin. The rate remained at 7.19% if LIBOR was less than 8.0%. If LIBOR exceeded 8.0%, the interest rate under this hedge agreement would increase one basis point for every LIBOR basis point above 8%.

In December 2000, we restructured both of the previously outstanding interest rate hedge agreements, extending their maturity through December 2003 and removing the embedded option features of the agreements. The Fleet Bank hedge (formerly the Bank Boston, N.A. hedge) is now on a notional amount of $125 million at a fixed rate of 6.17% plus applicable margin. After the December 2000 restructuring, the Union Bank of California hedge was on a notional amount of $125 million at a fixed rate of 7.01% plus applicable margin; in March, 2001, we terminated $110 million of this hedge.

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

       None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                   WASTE CONNECTIONS, INC.


                                   BY:   /s/  Ronald J. Mittelstaedt
Date:  May  11, 2000                     -------------------------------------
                                         Ron J. Mittelstaedt,
                                         President and Chief Executive Officer


                                   BY:   /s/  Steven F. Bouck

Date:  May  11, 2000                     -------------------------------------
                                         Steven F. Bouck,
                                         Executive Vice President and Chief
                                         Financial Officer