Form 10-K/A
period 2000-12-31
WASTE CONNECTIONS INC/DE
filed 2001-07-18
CIK 1057058

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

COMMISSION FILE NO. 0-28652

WASTE CONNECTIONS, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION) 620 COOLIDGE DRIVE SUITE 350 FOLSOM, CALIFORNIA (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	13-3858494 (I.R.S. EMPLOYER IDENTIFICATION) 95630 (ZIP CODE)

(916) 608-8200

(REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

COMMON STOCK, PAR VALUE $.01 PER SHARE

(TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock held by non-affiliates of registrant as of July 17, 2001: $864,873,209

Number of shares of Common Stock outstanding as of July 17, 2001: 27,092,490

This Amended Form 10-K amends the Annual Report on Form 10-K for the year ended December 31, 2000, and is being filed solely to file Exhibit 10.1 (Third Amended and Restated Revolving Credit Agreement, dated as of May 16, 2000, between Waste Connections and various banks represented by Fleet National Bank) with its amendments, schedules and appendices, which were omitted in the initial filing.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASTE CONNECTIONS, INC.

By: /s/ RONALD J. MITTELSTAEDT

Ronald J. Mittelstaedt

President

Date: July 18, 2001

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
SIGNATURE	TITLE	DATE
/s/ RONALD J. MITTELSTAEDT	Chairman, President and Director	July 18, 2001
Ronald J. Mittelstaedt	(principal executive officer)

/s/ STEVEN F. BOUCK	Chief Financial Officer	July 18, 2001
Steven F. Bouck	(principal financial officer)

/s/ MICHAEL R. FOOS	Chief Accounting Officer and	July 18, 2001
Michael R. Foos	Vice President -- Finance (principal accounting officer)

/s/ EUGENE V. DUPREAU	Vice President -- California	July 18, 2001
Eugene V. Dupreau	Division and Director

/s/ MICHAEL W. HARLAN	Director	July 18, 2001
Michael W. Harlan

/s/ WILLIAM J. RAZZOUK	Director	July 18, 2001
William J. Razzouk

Robert H. Davis	Director

EXHIBIT 10.1

THIRD AMENDED AND RESTATED

REVOLVING CREDIT AGREEMENT

Dated as of May 16, 2000

by and among

WASTE CONNECTIONS, Inc.

AND ITS SUBSIDIARIES

(the "Borrowers")

THE LENDING INSTITUTIONS PARTY HERETO

(the "Banks")

and

FLEET NATIONAL BANK, as Administrative Agent

BANKERS TRUST COMPANY,

as Syndication Agent

and

WELLS FARGO BANK, N.A., LASALLE BANK NATIONAL ASSOCIATION, UNION BANK OF CALIFORNIA, N.A.

each as Managing Agent

CHASE BANK OF TEXAS, COMERICA BANK - CALIFORNIA

each as Co-Agent

With

FLEETBOSTON ROBERTSON STEPHENS INC., as Lead Arranger

DEUTSCHE BANK SECURITIES, INC., as Co-Lead Arranger

TABLE OF CONTENTS

Section 1.  DEFINITIONS AND RULES OF INTERPRETATION. 1

Section 1.1.  Definitions. 1

Section 1.2.  Rules of Interpretation. 16

Section 2.  THE REVOLVING CREDIT FACILITY. 17

Section 2.1.  Commitment to Lend. 17

Section 2.2.  Reduction and Increase of Total Commitment. 17

Section 2.2.2.  Increase of Total Commitment. 17

Section 2.3.  The Revolving Credit Notes. 18

Section 2.4.  Interest on Loans. 18

Section 2.5.  Election of Eurodollar Rate; Notice of Election; Interest Periods; Minimum Amounts. 18

Section 2.6.  Requests for Revolving Credit Loans. 19

Section 2.7.  Funds for Revolving Credit Loans. 20

Section 2.8.  Maturity of the Loans. 20

Section 2.9.  Mandatory Repayments of the Loans. 21

Section 2.10.  Optional Prepayments or Repayments of Loans. 21

Section 2.11.  Swing Line Loans; Settlements. 21

Section 3.  LETTERS OF CREDIT. 23

Section 3.1.  Letter of Credit Commitments. 23

Section 3.2.  Reimbursement Obligation of the Borrowers. 24

Section 3.3.  Letter of Credit Payments. 24

Section 3.4.  Obligations Absolute. 25

Section 3.5.  Reliance by Administrative Agent. 26

Section 4. FEES, PAYMENTS, AND COMPUTATIONS; JOINT AND SEVERAL LIABILITY. 26

Section 4.1.  Fees. 26

Section 4.2.  Payments. 27

Section 4.3.  Computations. 27

Section 4.4.  Capital Adequacy. 27

Section 4.5.  Certificate. 28

Section 4.6.  Interest on Overdue Amounts. 28

Section 4.7.  Interest Limitation. 28

Section 4.8.  Eurodollar Indemnity. 29

Section 4.9.  Illegality; Inability to Determine Eurodollar Rate. 29

Section 4.10.  Additional Costs, Etc. 29

Section 4.11.  Replacement of Banks. 30

Section 4.12.  Concerning Joint and Several Liability of the Borrowers. 31

Section 5.  REPRESENTATIONS AND WARRANTIES. 32

Section 5.1.  Corporate Authority. 32

Section 5.2.  Governmental Approvals. 33

Section 5.3.  Title to Properties; Leases. 33

Section 5.4.  Financial Statements; Solvency. 33

Section 5.5.  No Material Changes, Etc. 33

Section 5.6.  Permits, Franchises, Patents, Copyrights, Etc. 34

Section 5.7.  Litigation. 34

Section 5.8.  No Materially Adverse Contracts, Etc. 34

Section 5.9.  Compliance With Other Instruments, Laws, Etc. 34

Section 5.10.  Tax Status. 34

Section 5.11.  No Event of Default. 35

Section 5.12.  Holding Company and Investment Company Acts. 35

Section 5.13.  Absence of Financing Statements, Etc. 35

Section 5.14.  Employee Benefit Plans. 35

Section 5.15.  Use of Proceeds. 36

Section 5.15.1.  General. 36

Section 5.15.2.  Regulations U and X. 36

Section 5.15.3.  Ineligible Securities. 36

Section 5.16.  Environmental Compliance. 37

Section 5.17.  Perfection of Security Interests. 38

Section 5.18.  Transactions with Affiliates. 38

Section 5.19.  Subsidiaries. 38

Section 5.20.  True Copies of Charter and Other Documents. 38

Section 5.21.  Disclosure. 39

Section 5.22.  Capitalization. 39

Section 6.  AFFIRMATIVE COVENANTS OF THE BORROWERS. 39

Section 6.1.  Punctual Payment. 39

Section 6.2.  Maintenance of Offices. 39

Section 6.3.  Records and Accounts. 39

Section 6.4.  Financial Statements, Certificates and Information. 40

Section 6.5.  Corporate Existence and Conduct of Business. 41

Section 6.6.  Maintenance of Properties. 41

Section 6.7.  Insurance. 41

Section 6.8.  Taxes. 42

Section 6.9.  Inspection of Properties, Books, and Contracts. 42

Section 6.10.  Compliance with Laws, Contracts, Licenses and Permits; Maintenance of Material Licenses and Permits. 42

Section 6.11.  Environmental Indemnification. 43

Section 6.12.  Further Assurances. 43

Section 6.13.  Notice of Potential Claims or Litigation. 43

Section 6.14.  Notice of Certain Events Concerning Insurance and Environmental Claims. 43

Section 6.15.  Response Actions. 44

Section 6.16.  Notice of Default. 44

Section 6.17.  New Subsidiaries. 44

Section 6.18.  Employee Benefit Plans. 45

Section 6.19.  Notice of Loss of Material Contracts. 45

Section 7.   CERTAIN NEGATIVE COVENANTS OF THE BORROWERS. 45

Section 7.1.  Restrictions on Indebtedness. 45

Section 7.2.  Restrictions on Liens. 46

Section 7.3.  Restrictions on Investments. 47

Section 7.4.  Merger, Consolidation and Disposition of Assets. 48

Section 7.4.1.  Mergers and Acquisitions. 48

Section 7.4.2.  Disposition of Assets. 50

Section 7.5.  Sale and Leaseback. 50

Section 7.6.  Restricted Distributions and Redemptions. 50

Section 7.7.  Employee Benefit Plans. 50

Section 7.8.  Negative Pledges 51

Section 7.9.  Business Activities. 51

Section 7.10.  Transactions with Affiliates. 51

Section 7.11.  Subordinated Debt. 51

Section 8.  FINANCIAL COVENANTS. 51

Section 8.1.  Leverage Ratio. 52

Section 8.2.  Funded Debt to Capitalization Ratio. 52

Section 8.3.  Interest Coverage Ratio. 52

Section 8.4.  Profitable Operations. 52

Section 8.5.  Capital Expenditures. 52

Section 9.  CLOSING CONDITIONS. 52

Section 9.1.  Corporate Action. 53

Section 9.2.  Loan Documents, Etc. 53

Section 9.3.  Certificate of Secretary; Good Standing Certificates. 53

Section 9.4.  Validity of Liens. 53

Section 9.5.  Perfection Certificates and UCC Search Results. 53

Section 9.6.  Certificates of Insurance. 53

Section 9.7.  Legal Opinions. 54

Section 9.8.  Environmental Permit Certificate. 54

Section 9.9.  Payment of Fees. 54

Section 9.10.  Closing Certificate. 54

Section 10.  CONDITIONS OF ALL LOANS. 54

Section 10.1.  Representations True; No Event of Default. 54

Section 10.2.  Performance; No Event of Default. 55

Section 10.3.  No Legal Impediment. 55

Section 10.4.  Governmental Regulation. 55

Section 10.5.  Proceedings and Documents. 55

Section 11.  COLLATERAL SECURITY. 55

Section 12.  EVENTS OF DEFAULT; ACCELERATION; TERMINATION OF COMMITMENT. 56

Section 12.1.  Events of Default and Acceleration. 56

Section 12.2.  Termination of Commitments. 58

Section 12.3.  Remedies. 58

Section 13.  SETOFF. 59

Section 14.  THE ADMINISTRATIVE AGENT. 59

Section 14.1.  Appointment of Administrative Agent, Powers and Immunities. 59

Section 14.2.  Actions By Administrative Agent. 60

Section 14.3.  INDEMNIFICATION. 60

Section 14.4.  Reimbursement. 61

Section 14.5.  Documents. 61

Section 14.5.1.  Closing Documentation. 61

Section 14.5.2.  Other Documents. 62

Section 14.6.  Non-Reliance on Administrative Agent and Other Banks. 62

Section 14.7.  Resignation or Removal of Administrative Agent. 62

Section 14.8.  Consents, Amendments, Waivers, Etc. 63

Section 14.9.  Delinquent Banks. 63

Section 14.10.  Syndication Agent. 64

Section 15.  EXPENSES AND INDEMNIFICATION. 64

Section 15.1.  Expenses. 64

Section 15.2.  Indemnification. 65

Section 15.3.  Survival. 65

Section 16.  SURVIVAL OF COVENANTS, ETC. 65

Section 17.  ASSIGNMENT AND PARTICIPATION. 66

Section 18.  PARTIES IN INTEREST. 67

Section 19.  NOTICES, ETC. 67

Section 20.  TREATMENT OF CERTAIN CONFIDENTIAL INFORMATION. 67

Section 20.1.  Sharing of Information with Section 20 Subsidiary. 67

Section 20.2.  Confidentiality. 68

Section 20.3.  Prior Notification. 68

Section 20.4.  Other. 68

Section 21.  MISCELLANEOUS. 68

Section 22.  ENTIRE AGREEMENT, ETC. 69

Section 23.  WAIVER OF JURY TRIAL. 69

Section 24.  GOVERNING LAW. 69

Section 25.  SEVERABILITY. 70

Schedules & Exhibits

Exhibit A Form of Revolving Credit Note

Exhibit B Form of Loan and Letter of Credit Request

Exhibit C Form of Swing Line Note

Exhibit D Form of Compliance Certificate

Exhibit E Form of Environmental Compliance Certificate

Exhibit F Form of Assignment and Acceptance

Schedule 1 Banks; Addresses; Commitment Percentages

Schedule 2 Subsidiaries

Schedule 3.1 Letters of Credit

Schedule 5.7 Litigation

Schedule 5.9 Material Contracts

Schedule 5.16 Environmental Matters

Schedule 5.18 Transactions with Affiliates

Schedule 7.2 Existing Liens

Schedule 7.3 Existing Investments

THIRD AMENDED AND RESTATED

REVOLVING CREDIT AGREEMENT

This THIRD AMENDED AND RESTATED REVOLVING CREDIT AGREEMENT is made as of May 16, 2000 (the "Credit Agreement"), by and among (a)  WASTE CONNECTIONS, INC., a Delaware corporation (the "Parent"), the subsidiaries of the Parent identified on Schedule 2 hereto (the "Subsidiaries," and collectively with the Parent, the "Borrowers"), (b) FLEET NATIONAL BANK (f/k/a BankBoston, N.A.) a national banking association having a place of business at 100 Federal Street, Boston, Massachusetts 02110 (acting in its individual capacity, "Fleet") and the other banks and lending institutions which are identified on Schedule 1 attached hereto (collectively, the "Banks"), (c) FLEET NATIONAL BANK, as administrative agent for the Banks (the "Administrative Agent"), (d) WELLS FARGO BANK, N.A., LASALLE BANK NATIONAL ASSOCIATION and UNION BANK OF CALIFORNIA, N.A., each as a managing agent for the Banks (each a "Managing Agent" and collectively, the "Managing Agents"), (e) CHASE BANK OF TEXAS and COMERICA BANK - CALIFORNIA, each as a co-agent for the Banks (each a "Co-Agent" and collectively, the "Co-Agents"), and (f) BANKERS TRUST COMPANY, as syndication agent for the Banks (the "Syndication Agent").

W I T N E S S E T H:

WHEREAS, the Borrowers and the Administrative Agent are party to that certain Second Amended and Restated Revolving Credit Agreement dated as of March 30, 1999, (as amended and in effect as of the date hereof, the "Prior Credit Agreement"); and

WHEREAS, the Borrowers have requested, among other things, additional financing and the Banks are willing to provide such financing on the terms and conditions set forth herein;

NOW, THEREFORE, in consideration of the foregoing, the mutual covenants and agreements set forth herein below, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree that on the Closing Date, the Prior Credit Agreement shall be amended and restated in its entirety by this Credit Agreement, the terms of which are as follows:

Section 1.  DEFINITIONS AND RULES OF INTERPRETATION.

Section 1.1.  Definitions.

The following terms shall have the meanings set forth in this Section 1 or elsewhere in the provisions of this Credit Agreement referred to below:

Accountants. An independent accounting firm of national standing reasonably acceptable to the Banks and the Administrative Agent.

Affected Bank. See Section 4.11.

Administrative Agent. See Preamble.

Affiliates. Any Person that would be considered to be an affiliate of any Borrower under Rule 144(a) of the Rules and Regulations of the Securities and Exchange Commission, as in effect on the date hereof, if the Borrower were issuing securities.

Applicable Base Rate Margin. The applicable margin with respect to Base Rate Loans as set forth in the Pricing Table.

Applicable Commitment Rate. The applicable rate with respect to the Commitment Fee as set forth in the Pricing Table.

Applicable Eurodollar Margin. The applicable margin with respect to Eurodollar Loans as set forth in the Pricing Table.

Applicable Laws. See Section 6.10.

Applicable L/C Margin. The applicable margin with respect to the Letter of Credit Fee as set forth in the Pricing Table.

Assignment and Acceptance. See Section 17.

Balance Sheet Date. December 31, 1999.

Banks. See Preamble.

Base Rate. The higher of (a) the variable annual rate of interest so designated from time to time by Fleet as its "prime rate," such rate being a reference rate and not necessarily representing the lowest or best rate being charged to any customer or (b) one-half of one percent (1/2%) above the overnight federal funds effective rate, as published by the Board of Governors of the Federal Reserve System, as in effect from time to time. Changes in the Base Rate resulting from any changes in Fleet's "prime rate" shall take place immediately without notice or demand of any kind on the effective day of such change.

Base Rate Loans. Loans bearing interest calculated by reference to the Base Rate.

Borrowers. See Preamble.

Boston Office. The Administrative Agent's office located at 100 Federal Street, Boston, Massachusetts 02110, or such other location as the Administrative Agent may designate from time to time.

Business Day. Any day on which banking institutions in Boston, Massachusetts or New York, New York are open for the transaction of banking business.

Capital Assets. Fixed assets, both tangible (such as land, buildings, fixtures, machinery and equipment) and intangible (such as patents, copyrights, trademarks, franchises and goodwill); provided that Capital Assets shall not include (a) any item customarily charged directly to expense or depreciated over a useful life of twelve (12) months or less in accordance with generally accepted accounting principles, or (b) any item obtained through an acquisition permitted by Section 7.4 hereof.

Capital Expenditures. Amounts paid or indebtedness incurred by the Borrowers and their Subsidiaries in connection with (i) the purchase or lease of Capital Assets that would be required to be capitalized and shown on the balance sheet of such Person in accordance with GAAP or (ii) the lease of any assets by the Borrowers or any Subsidiary as lessee under any Synthetic Lease to the extent that such assets would have been Capital Assets had the Synthetic Lease been treated for accounting purposes as a Capitalized Lease.

Capitalized Leases. Leases under which any Borrower is the lessee or obligor, the discounted future rental payment obligations under which are required to be capitalized on the balance sheet of the lessee or obligor in accordance with GAAP.

CERCLA. See definition of Release.

Certified. With respect to the financial statements of any Person, such statements as audited by a firm of independent auditors, whose report expresses the opinion, without qualification, that such financial statements present fairly the financial position of such Person.

CFO. See Section 6.4(b).

Closing Date. The date on which the conditions precedent set forth in Section 9 are satisfied.

Co-Agent(s). See preamble.

Code. The Internal Revenue Code of 1986, as amended and in effect from time to time.

Collateral. All of the property, rights and interests of the Borrowers that are or are intended to be subject to the security interests created by the Security Documents.

Columbia Bond. The $13,000,000 Solid Waste Transfer Station Revenue Bonds, Columbia Resource Company Project, Series 1991, issued by the Industrial Revenue Bond Public Corporation of Clark County, Washington.

Columbia Bond Documents. The documentation executed in connection with the Columbia Bond.

Columbia Issuing Bank. U.S. Bank National Association, a national banking association and a Bank hereunder.

Columbia Letter of Credit. The direct pay letter of credit issued by the Columbia Issuing Bank to support the Columbia Bond in the original stated amount of $13,598,805.32, as such face amount is reduced pursuant to the terms of such letter of credit from time to time.

Columbia Security Documents. The security agreements and mortgages securing the Columbia Letter of Credit and Columbia Bond.

Commitment. With respect to each Bank, the amount determined by multiplying such Bank's Commitment Percentage by the Total Commitment specified in Section 2.1 hereof, as the same may be reduced from time to time.

Commitment Fee. See Section 4.1.

Commitment Percentage. With respect to each Bank, the percentage initially set forth beside its name on Schedule 1 (subject to adjustment in accordance with Section Section 2.2.2 and 17).

Compliance Certificate. See Section 6.4(c).

Consolidated or consolidated. With reference to any term defined herein, shall mean that term as applied to the accounts of the Borrowers and their Subsidiaries consolidated in accordance with GAAP.

Consolidated Earnings Before Interest and Taxes or EBIT. For any period, the Consolidated Net Income (or Deficit) of the Borrowers determined in accordance with GAAP, plus (a) interest expense, (b) income taxes, (c) non-cash stock compensation charges of up to $260,000 in the aggregate taken during the four (4) fiscal quarters ending March 31, 2000 and no more than $110,000 in the aggregate thereafter, to the extent that each was deducted in determining Consolidated Net Income (or Deficit), all as determined in accordance with GAAP, (d) non-cash special charges for interest expense attributable to loan fees paid to Fleet and the Lenders in connection with the refinancing of the then existing credit facilities of up to $180,000 in the aggregate taken during the fiscal quarter ended March 31, 1999, (e) non-cash special charges relating to the "Allied Swap" in an aggregate amount not to exceed $833,000 and taken during the fiscal quarter ending June 30, 2000, (f) pooling charges taken in connection with any acquisition permitted under Section 7.4.1 hereof to the extent such pooling charges were deducted in determining Consolidated Net Income (or deficit), and (g) EBIT (plus nonrecurring company expenses that are (i) discontinued or adjusted upon acquisition by any of the Borrowers, such as owner compensation and adjustments to depreciation to conform to the Parent's accounting treatment, and (ii) approved by the Administrative Agent) for the prior twelve (12) months of any company acquired (either through an acquisition of such company's stock or through an acquisition of all or substantially all of such company's assets) during the period reported in a Compliance Certificate and other appropriate documentation (including, without limitation, historical financial results and balance sheets of the acquired companies), in form and substance satisfactory to the Administrative Agent, delivered to the Administrative Agent and the Banks pursuant to Section Section 6.4 or 7.4.1(a) shall be included in the calculation of EBIT if (x) the financial statements of such acquired Subsidiaries have been audited, or (y) the Administrative Agent consents to such inclusion after being furnished with other acceptable financial statements and (z) the Compliance Certificate delivered to the Administrative Agent and the Banks for the period in which such acquisition was made shall report such acquisition.

Consolidated Earnings Before Interest, Taxes, Depreciation, and Amortization or EBITDA. For any period (without duplication), EBIT plus the depreciation expense and amortization expense, to the extent that each was deducted in determining Consolidated Net Income (or Deficit), determined in accordance with GAAP, plus the depreciation expense and amortization expense (without duplication) of any company whose EBIT was included as an adjustment as set forth in the definition of EBIT.

Consolidated Net Income (or Deficit). The consolidated net income (or deficit) of the Borrowers after deduction of all expenses, taxes, and other proper charges (including, without limitation, pooling charges taken in connection with acquisitions permitted under Section 7.4.1), determined in accordance with GAAP.

Consolidated Net Worth. The excess of Consolidated Total Assets over Consolidated Total Liabilities, less, to the extent otherwise includable in the computation of Consolidated Net Worth, any subscriptions receivable.

Consolidated Total Assets. All assets of the Borrowers and their Subsidiaries determined on a consolidated basis in accordance with GAAP, plus (i) without duplication, all assets leased by the Borrowers or any Subsidiary as lessee under any Synthetic Lease to the extent that such assets would have been consolidated balance sheet assets had the Synthetic Lease been treated for accounting purposes as a Capitalized Lease, plus (ii) without duplication, all sold receivables referred to in clause (vii) of the definition of the term "Indebtedness" to the extent that such receivables would have been consolidated balance sheet assets had they not been sold.

Consolidated Total Interest Expense. For any period, the aggregate amount of interest required to be paid or accrued by the Borrowers and their Subsidiaries during such period on all Indebtedness of the Borrowers and their Subsidiaries outstanding during all or any part of such period, whether such interest was or is required to be reflected as an item of expense or capitalized, including payments consisting of interest in respect of any Capitalized Lease or any Synthetic Lease and including commitment fees, agency fees, facility fees, balance deficiency fees and similar fees or expenses in connection with the borrowing of money, but excluding non-cash charges for amortized financing expenses (such as closing fees and similar fees and expenses) arising in connection with the Credit Agreement or the Prior Credit Agreement.

Consolidated Total Liabilities. All liabilities of the Borrowers determined on a consolidated basis in accordance with GAAP and classified as such on the consolidated balance sheet of the Borrowers.

Converted Wasco Bond. The Wasco Bond converted from a variable rate to a fixed rate.

Credit Agreement. See Preamble.

Default. See Section 12.

Delinquent Bank. See Section 14.9.

Disposal (or Disposed). See definition of Release.

Distribution. The declaration or payment of any dividend or distribution on or in respect of any shares of any class of capital stock, any partnership interests or any membership interests of any Person (other than dividends or other distributions payable solely in shares of common stock, partnership interests or membership units of such Person, as the case may be); the purchase, redemption, or other retirement of any shares of any class of capital stock, partnership interests or membership units of such Person, directly or indirectly through a Subsidiary or otherwise; the return of equity capital by any Person to its shareholders, partners or members as such; or any other distribution on or in respect of any shares of any class of capital stock, partnership interest or membership unit of such Person.

Dollars or $. Dollars in lawful currency of the United States of America.

Drawdown Date. The date on which any Revolving Credit Loan or Swing Line Loan is made or is to be made, and the date on which any Revolving Credit Loan is converted or continued in accordance with Section 2.5.

Eligible Assignee. Any of (a) a commercial bank organized under the laws of the United States, or any State thereof or the District of Columbia, and having total assets in excess of $1,000,000,000; (b) a savings and loan association or savings bank organized under the laws of the United States, or any State thereof or the District of Columbia, and having a net worth of at least $100,000,000, calculated in accordance with generally accepted accounting principles; (c) a commercial bank organized under the laws of any other country which is a member of the Organization for Economic Cooperation and Development (the "OECD"), or a political subdivision of any such country, and having total assets in excess of $1,000,000,000, provided that such bank is acting through a branch or agency located in the country in which it is organized or another country which is also a member of the OECD; (d) the central bank of any country which is a member of the OECD; (e) any Bank and any affiliate of any Bank and any fund that invests in loans and is managed by such Bank or by the same investment advisor of such Bank or by an affiliate of such investment advisor (and treating all such funds so managed as a single Eligible Assignee); and (f) any other bank, insurance company, commercial finance company or other financial institution approved by the Administrative Agent.

Eligible Foreign Bank. (a) Any commercial bank organized under the laws of any other country which is a member of the Organization for Economic Cooperation and Development (the "OECD"), or a political subdivision of any such country, provided that such bank is acting through a branch or agency located in the country in which it is organized or another country which is also a member of the OECD; or (b) the central bank of any country which is a member of the OECD.

Employee Benefit Plan. Any employee benefit plan within the meaning of Section 3(3) of ERISA maintained or contributed to by the Borrowers or any ERISA Affiliate, other than a Guaranteed Pension Plan or a Multiemployer Plan.

Environmental Laws. See Section 5.16(a).

EPA. See Section 5.16(b).

Equipment Financing. Indebtedness of the Borrowers with respect to equipment leases or equipment chattel mortgages, including any such Indebtedness assumed in connection with an acquisition permitted under Section 7.4.

ERISA. The Employee Retirement Income Security Act of 1974, as amended and in effect from time to time.

ERISA Affiliate. Any Person which is treated as a single employer with the Borrowers under Section 414 of the Code.

ERISA Reportable Event. A reportable event with respect to a Guaranteed Pension Plan within the meaning of Section 4043 of ERISA and the regulations promulgated thereunder.

Eurodollar Business Day. Any Business Day on which dealings in foreign currency and exchange are carried on among banks in London, England.

Eurodollar Interest Determination Date. For any Interest Period, the date two Eurodollar Business Days prior to the first day of such Interest Period.

Eurodollar Loans. Revolving Credit Loans bearing interest calculated by reference to the Eurodollar Rate.

Eurodollar Offered Rate. The rate per annum at which deposits of dollars are offered to the Administrative Agent by prime banks in whatever Eurodollar interbank market may be selected by the Administrative Agent, in its sole discretion, acting in good faith, at or about 11:00 a.m. local time in such interbank market, on the Eurodollar Interest Determination Date, for a period equal to the requested Interest Period in an amount substantially equal to the principal amount requested to be loaned at or converted to a rate based on the Eurodollar Rate.

Eurodollar Rate. The rate per annum, rounded upwards to the nearest 1/16 of 1%, determined by the Administrative Agent with respect to an Interest Period in accordance with the following formula:@@

Eurodollar Rate =	Eurodollar Offered Rate 1 - Reserve Rate

@@Event of Default. See Section 12.

Excluded Assets. The containers, vehicles, equipment and inventory in which the Banks are precluded from taking a security interest pursuant to any Scheduled Contract during the term of such Scheduled Contract.

Excluded Contracts. The Single Family Recyclables Collection Contract between City of Vancouver and Browning Ferris Industries of Washington, Inc., dated as of December 2, 1996, as amended and in effect from time to time.

Financial Letter of Credit. A Letter of Credit where the event which triggers payment is financial, such as the failure to pay money, and not performance-related, such as failure to ship a product or provide a service, as set forth in greater detail in the letter dated March 30, 1995 from the Board of Governors of the Federal Reserve System or in any applicable directive or letter ruling of the Board of Governors of the Federal Reserve System issued subsequent thereto.

Fleet. See Preamble.

Funded Debt. Consolidated Indebtedness of the Borrowers for borrowed money, the net present value (using the Base Rate as the discount rate) of every obligation of such Person issued or assumed as the deferred purchase price of property, including the Wichita Adjustment, or services (including securities repurchase agreements but excluding trade accounts payable or accrued liabilities arising in the ordinary course of business which are not overdue or which are being contested in good faith), and guarantees of such Indebtedness, recorded on the Consolidated balance sheet of the Borrowers, including reimbursement obligations of the Borrowers with respect to letters of credit and the amount of any Indebtedness of such Persons for Capitalized Leases which corresponds to principal.

generally accepted accounting principles or GAAP. When used in general, generally accepted accounting principles means (a) principles that are consistent with the principles promulgated or adopted by the Financial Accounting Standards Board and its predecessors, in effect for the fiscal year ended on the Balance Sheet Date, as shall be concurred in by independent certified public accountants of recognized standing whose report expresses an unqualified opinion (other than a qualification regarding changes in generally accepted accounting principles) as to financial statements in which such principles have been applied; and (b) when used with reference to the Borrowers, such principles shall include (to the extent consistent with such principles) the accounting practices reflected in the consolidated financial statements for the year ended on the Balance Sheet Date.

Guaranteed Pension Plan. Any employee pension benefit plan within the meaning of Section 3(2) of ERISA maintained or contributed to by the Borrowers or any ERISA Affiliate, the benefits of which are guaranteed on termination in full or in part by the PBGC pursuant to Title IV of ERISA, other than a Multiemployer Plan.

Hazardous Substances. See Section 5.16(b).

Indebtedness. As to any Person and whether recourse is secured by or is otherwise available against all or only a portion of the assets of such Person and whether or not contingent, but without duplication:

(i)  every obligation of such Person for money borrowed,

(ii)  every obligation of such Person evidenced by bonds, debentures, notes or other similar instruments, including obligations incurred in connection with the acquisition of property, assets or businesses,

(iii)  every reimbursement obligation of such Person with respect to letters of credit, bankers' acceptances or similar facilities issued for the account of such Person,

(iv)  the net present value (using the Base Rate as the discount rate) of every obligation of such Person issued or assumed as the deferred purchase price of property or services (including securities repurchase agreements but excluding (A) trade accounts payable or accrued liabilities arising in the ordinary course of business which are not overdue or which are being contested in good faith and (B) contingent purchase price obligations solely to the extent that the contingency upon which such obligation is conditioned has not yet occurred),

(v)  every obligation of such Person under any Capitalized Lease,

(vi)  every obligation of such Person under any Synthetic Lease,

(vii)  all sales by such Person of (A) accounts or general intangibles for money due or to become due, (B) chattel paper, instruments or documents creating or evidencing a right to payment of money or (C) other receivables (collectively, "receivables"), whether pursuant to a purchase facility or otherwise, other than in connection with the disposition of the business operations of such Person relating thereto or a disposition of defaulted receivables for collection and not as a financing arrangement, and together with any obligation of such Person to pay any discount, interest, fees, indemnities, penalties, recourse, expenses or other amounts in connection therewith, provided, however, that sales referred to in clauses (B) and (C) shall not constitute Indebtedness to the extent that such sales are non-recourse to such Person;

(viii)  every obligation of such Person (an "equity related purchase obligation") to purchase, redeem, retire or otherwise acquire for value any shares of capital stock of any class issued by such Person, any warrants, options or other rights to acquire any such shares, or any rights measured by the value of such shares, warrants, options or other rights,

(ix)  every obligation of such Person under any forward contract, futures contract, swap, option or other financing agreement or arrangement (including, without limitation, caps, floors, collars and similar agreements), the value of which is dependent upon interest rates, currency exchange rates, commodities or other indices,

(x)  every obligation in respect of Indebtedness of any other entity (including any partnership in which such Person is a general partner) to the extent that such Person is liable therefor as a result of such Person's ownership interest in or other relationship with such entity, except to the extent that the terms of such Indebtedness provide that such Person is not liable therefor and such terms are enforceable under applicable law,

(xi)  every obligation, contingent or otherwise, of such Person guaranteeing, or having the economic effect of guarantying or otherwise acting as surety for, any obligation of a type described in any of clauses (i) through (x) (the "primary obligation") of another Person (the "primary obligor"), in any manner, whether directly or indirectly, and including, without limitation, any obligation of such Person (A) to purchase or pay (or advance or supply funds for the purchase of) any security for the payment of such primary obligation, (B) to purchase property, securities or services for the purpose of assuring the payment of such primary obligation, or (C) to maintain working capital, equity capital or other financial statement condition or liquidity of the primary obligor so as to enable the primary obligor to pay such primary obligation.

The "amount" or "principal amount" of any Indebtedness at any time of determination represented by (v) any Indebtedness, issued at a price that is less than the principal amount at maturity thereof, shall be the amount of the liability in respect thereof determined in accordance with generally accepted accounting principles, (w) any Capitalized Lease shall be the principal component of the aggregate of the rentals obligation under such Capitalized Lease payable over the term thereof that is not subject to termination by the lessee, (x) any sale of receivables shall be the amount of unrecovered capital or principal investment of the purchaser (other than the Borrowers) thereof, excluding amounts representative of yield or interest earned on such investment, (y) any Synthetic Lease shall be the stipulated loss value, termination value or other equivalent amount and (z) any equity related purchase obligation shall be the maximum fixed redemption or purchase price thereof inclusive of any accrued and unpaid dividends to be comprised in such redemption or purchase price.

Ineligible Securities. Securities which may not be underwritten or dealt in by member banks of the Federal Reserve System under Section 16 of the Banking Act of 1993 (12 U.S.C. Section 24, Seventh), as amended.

Interest Period. With respect to each Eurodollar Loan:

(a) initially, the period commencing on the date of the making of a Eurodollar Loan or the conversion from a Base Rate Loan into a Eurodollar Loan and ending one (1), two (2), three (3), or six (6) months thereafter, as selected by the Borrowers in a Loan and Letter of Credit Request; and

(b) thereafter, each subsequent Interest Period shall begin on the last day of the preceding Interest Period and shall end one (1), two (2), three (3), or six (6) months thereafter, as selected by the Borrowers in a Loan and Letter of Credit Request;

provided, however, that whenever the first day of any Interest Period occurs on a day of an initial calendar month for which there is no numerically corresponding day in the calendar month that succeeds such initial calendar month by the number of months equal to the number of months in such Interest Period, such Interest Period shall end on the last Business Day of such succeeding calendar month.

Lead Arranger. FleetBoston Robertson Stephens Inc.

Letter of Credit Applications. Letter of Credit Applications in such form as may be agreed upon by the Borrowers and the Administrative Agent from time to time which are entered into pursuant to Section 3 hereof, as such Letter of Credit Applications are amended, varied or supplemented from time to time.

Letter of Credit Fee. See Section 4.1(b).

Letter of Credit Participation. See Section 3.1(b).

Letters of Credit. Standby Letters of Credit, the Madera Letter of Credit, the Columbia Letter of Credit, the Wasco Letter of Credit, issued or to be issued by the Administrative Agent or, with respect to the Columbia Letter of Credit, the Columbia Issuing Bank, under Section 3 hereof for the account of the Borrowers.

Leverage Ratio. See Section 8.1.

Loan and Letter of Credit Request. See Section 2.6.

Loan Documents. This Credit Agreement, the Notes, the Letter of Credit Applications, the Letters of Credit, and the Security Documents, each as amended and in effect from time to time.

Loans. Collectively, the Revolving Credit Loans and Swing Line Loans.

Madera. Madera Disposal Systems, Inc., a California corporation and a wholly-owned Subsidiary of the Parent.

Madera Bond. The $1,800,000 Variable Rate Demand Solid Waste Disposal Revenue Bonds, Madera Disposal Systems, Inc. Project, Series 1998A, issued by the California Pollution Control Financing Authority.

Madera Bond Documents. The documentation executed in connection with the Madera Bond.

Madera Letter of Credit. The direct pay letter of credit to support the Madera Bond.

Majority Banks. As of any date, the Banks holding fifty-one percent (51%) of the outstanding principal amount of the Revolving Credit Loans on such date; and if no such principal is outstanding, the Banks whose aggregate Commitments constitute fifty-one percent (51%) of the Total Commitment.

Managing Agent(s). See preamble.

Material Acquisition. See Section 7.4.1.

Material Contract. Any contract, franchise agreement or G Permit from which the Borrowers derived more than five percent (5%) of their consolidated revenues for the fiscal year most recently ending.

Maturity Date. May 16, 2005.

Maximum Drawing Amount. The maximum aggregate amount from time to time that the beneficiaries may draw under outstanding Letters of Credit.

Maximum Rate. With respect to each Bank, the maximum lawful nonusurious rate of interest (if any) which under Applicable Law such Bank may charge the Borrowers on the Loans and other Obligations from time to time.

Membership Interest Pledge Agreement. The Amended and Restated Membership Interest Pledge Agreement, to be dated as of the Closing Date, as amended from time to time, by and between the Parent and the Administrative Agent, pursuant to which the Parent pledges all of its membership interests in Republic Services of Oregon I, LLC to the Administrative Agent for the benefit of the Banks.

Multiemployer Plan. Any multiemployer plan within the meaning of Section 3(37) of ERISA maintained or contributed to by the Borrowers or any ERISA Affiliate.

Notes. Collectively, the Revolving Credit Notes and Swing Line Notes.

Obligations. All indebtedness, obligations and liabilities of the Borrowers to any of the Banks or the Administrative Agent, individually or collectively, existing on the date of this Credit Agreement or arising thereafter, direct or indirect, joint or several, absolute or contingent, matured or unmatured, liquidated or unliquidated, secured or unsecured, arising by contract, operation of law or otherwise, arising or incurred under this Credit Agreement or any of the other Loan Documents, or under any Swap Contract between the Borrowers and any Bank (or affiliate thereof), or in respect of any of the Loans made or Reimbursement Obligations incurred or the Letters of Credit, the Notes or any other instrument at any time evidencing any thereof.

Parent Stock Pledge Agreement. The Third Amended and Restated Stock Pledge Agreement, to be dated as of the Closing Date, as amended and in effect from time to time, between the Parent and the Administrative Agent, pursuant to which 100% of the capital stock of the Subsidiaries is pledged to the Administrative Agent for the benefit of the Banks.

Partnership Pledge Agreements. Collectively, (a) the Partnership Pledge Agreement, to be dated as of the Closing Date, as amended and in effect from time to time, by and between Madera Disposal Systems, Inc., as limited partner, and the Administrative Agent, pursuant to which Madera Disposal Systems, Inc. pledges its partnership interests in El Paso Disposal, L.P. to the Agent for the benefit of the Banks, (b) the Partnership Pledge Agreement, to be dated as of the Closing Date, as amended and in effect from time to time, by and between Waste Connections of Texas, Inc., as general partner and a limited partner, and the Administrative Agent, pursuant to which Waste Connections of Texas, Inc. pledges its partnership interests in El Paso Disposal, L.P. to the Agent for the benefit of the Banks, (c) the Amended and Restated Partnership Pledge Agreement, to be dated as of the Closing Date, as amended and in effect from time to time, by and between RH Financial Corporation, as limited partner, and the Administrative Agent, pursuant to which RH Financial Corporation pledges its partnership interests in Columbia Resource Co., L.P. and Finley-Buttes Limited Partnership to the Agent for the benefit of the Banks, and (d) the Amended and Restated Partnership Pledge Agreement, to be dated as of the Closing Date, as amended and in effect from time to time, by and between Management Environmental National, Inc., as general partner, and the Administrative Agent, pursuant to which Management Environmental National, Inc. pledges its partnership interests in Columbia Resource Co., L.P. and Finley-Buttes Limited Partnership to the Agent for the benefit of the Banks.

PBGC. The Pension Benefit Guaranty Corporation created by Section 4002 of ERISA and any successor entity or entities having similar responsibilities.

Performance Letter of Credit. A Letter of Credit which is not a Financial Letter of Credit.

Permitted Liens. See Section 7.2.

Person. Any individual, corporation, partnership, trust, unincorporated association, business, or other legal entity, and any government or any governmental agency or political subdivision thereof.

Pricing Table:@@

Level	Leverage Ratio	Applicable Eurodollar Margin (per annum)	Applicable Base Rate Margin (per annum)	Applicable L/C Margin (per annum)	Applicable Commitment Rate (per annum)
I.	Less than 2.00:1	1.50%	0.00%	1.50%	0.250%
II.	Greater than or equal to 2.00:1 but less than 2.50:1	1.75%	0.25%	1.75%	0.375%
III.	Greater than or equal to 2.50:1 but less than 3.00:1	2.00%	0.50%	2.00%	0.375%
IV.	Greater than or equal to 3.00:1 but less than 3.50:1	2.25%	0.75%	2.25%	0.50%
V.	Greater than or equal to 3.50:1 but less than 3.75:1	2.50%	1.00%	2.50%	0.50%
VI.	Greater than or equal to 3.75:1	2.75%	1.25%	2.75%	0.50%

@@

Any change in the applicable margin shall become effective on the first day after receipt by the Banks of financial statements delivered pursuant to Section 6.4(a) or (b) which indicate a change in the Leverage Ratio. If at any time such financial statements are not delivered within the time periods specified in Section 6.4(a) or (b), the applicable margin shall be the highest rate set forth in the respective column of the Pricing Table, subject to adjustment upon actual receipt of such financial statements. Notwithstanding the above, the pricing set forth for Level VI in the table above shall be effective until the Borrowers deliver to the Administrative Agent a Compliance Certificate for the fiscal quarter ending June 30, 2000.

Pro Forma Interest Expense (as used in a Compliance Certificate delivered in connection with a Material Acquisition). The annual interest obligations at the current rates of interest on existing Indebtedness of the Borrowers and the Indebtedness to be assumed or incurred in connection with an acquisition.

Prior Credit Agreement. See preamble.

RCRA. See definition of Release.

Real Property. All real property heretofore, now, or hereafter owned or leased by the Borrowers.

Reimbursement Obligation. The Borrowers' obligation to reimburse the Administrative Agent and the Banks on account of any drawing under any Letter of Credit as provided in Section 3.2.

Release. Shall have the meaning specified in the Comprehensive Environmental Response, Compensation and Liability Act of 1980, 42 U.S.C. Section Section 9601 et seq. ("CERCLA") and the term "Disposal" (or "Disposed") shall have the meaning specified in the Resource Conservation and Recovery Act of 1976, 42 U.S.C. Section Section 6901 et seq. ("RCRA") and regulations promulgated thereunder; provided that in the event either CERCLA or RCRA is amended so as to broaden the meaning of any term defined thereby, such broader meaning shall apply as of the effective date of such amendment and provided further, to the extent that the laws of a state wherein the property lies establishes a meaning for "Release" or "Disposal" which is broader than specified in either CERCLA or RCRA, such broader meaning shall apply.

Replacement Bank. See Section 4.11.

Replacement Notice. See Section 4.11.

Reserve Rate. The rate, expressed as a decimal, at which the Banks would be required to maintain reserves under Regulation D of the Board of Governors of the Federal Reserve System (or any subsequent or similar regulation relating to such reserve requirements) against "Eurocurrency Liabilities" (as such term is defined in Regulation D), or against any other category of liabilities which might be incurred by the Banks to fund Eurodollar Loans, if such liabilities were outstanding.

Revolving Credit Loans. Revolving credit loans made or to be made by the Banks to the Borrowers pursuant to Section 2.

Revolving Credit Notes. The promissory notes of the Borrowers evidencing the Revolving Credit Loans hereunder, dated as of the date hereof and in substantially the form of Exhibit A hereto.

Scheduled Contracts. The certain contracts referenced in Schedule 7.2(i) to this Credit Agreement, on terms and conditions and as in effect on the date hereof.

Section 20 Subsidiary. A subsidiary of the bank holding company controlling any Bank, which subsidiary has been granted authority by the Federal Reserve Board to underwrite and deal in certain Ineligible Securities.

Security Agreement. The Third Amended and Restated Security Agreement among the Borrowers and the Administrative Agent, to be dated as of the Closing Date, as amended and in effect from time to time.

Security Documents. The Security Agreement, Stock Pledge Agreements, Membership Interest Pledge Agreement, Partnership Pledge Agreements, the Columbia Security Documents and any other instruments or documents evidencing or perfecting the Administrative Agent's (or collateral agent's) lien on the assets of the Borrowers for the benefit of the Banks.

Seller Debt. Indebtedness of the Borrowers, including assumed obligations, incurred in connection with acquisitions of any stocks of, partnership or joint venture interests in, or assets of any Person and owing to the seller(s) of such stocks, partnership or joint venture interests, or assets (excluding Indebtedness of acquired companies which is discharged within 30 days of such acquisition); provided that such acquisitions are otherwise permitted pursuant to Section 7.4.

Settlement. The making or receiving of payments, in immediately available funds, by the Banks to or from the Administrative Agent in accordance with Section 2.11 hereof to the extent necessary to cause each such Bank's actual share of the outstanding amount of the Revolving Credit Loans to be equal to such Bank's Commitment Percentage of the outstanding amount of such Revolving Credit Loans, in any case when, prior to such action, the actual share is not so equal.

Settlement Amount. See Section 2.11(b).

Settlement Date. See Section 2.11(b).

Settling Bank. See Section 2.11(b).

Stock Pledge Agreements. The Parent Stock Pledge, to be dated as of the Closing Date, and any other stock pledge agreement required to be entered into by the terms of this Credit Agreement, as amended and in effect from time to time.

Subordinated Debt. Unsecured Indebtedness of the Borrowers that is expressly subordinated and made junior to the payment and performance in full of the Obligations, and evidenced as such by a written instrument containing subordination provisions on terms and in form and substance acceptable to the Administrative Agent and Majority Banks.

Subsidiary. Any corporation, association, trust, or other business entity of which any Borrower shall at any time own directly, or indirectly through a Subsidiary or Subsidiaries, at least a majority of the outstanding capital stock or other interest entitled to vote generally.

Swap Contracts. Any agreement (including any master agreement and any agreement, whether or not in writing, relating to any single transaction) that is an interest rate swap agreement, basis swap, forward rate agreement, commodity swap, commodity option, equity or equity index swap or option, bond option, interest rate option, forward foreign exchange agreement, rate cap, collar or floor agreement, currency swap agreement, cross-currency rate swap agreement, swaption, currency option or other similar agreement (including any option to enter into any of the foregoing).

Swing Line Loan(s). See Section 2.11(a).

Swing Line Note. See Section 2.11(b).

Syndication Agent. See preamble.

Synthetic Lease. Any lease treated as an operating lease under generally accepted accounting principles and as a loan or financing for U.S. income tax purposes.

Total Commitment. See Section 2.1.

Wasco Bond. The $13,600,000 variable rate Solid Waste Disposal Revenue Bonds, Waste Connections, Inc. Project, Series 1999, issued by Wasco County, Oregon.

Wasco Bond Documents. The documentation executed in connection with the Wasco Bond.

Wasco Collateral. The municipal waste landfill located near the City of The Dalles, Wasco County, Oregon (including all real estate, personal property, equipment, revenues, and project funds), to be pledged to a third party lender on terms satisfactory to the Administrative Agent in connection with the Converted Wasco Bond and the cancellation of the Wasco Letter of Credit.

Wasco Funds. The amount of funds in the Construction Fund (as defined in the Wasco Bond Documents) outstanding from time to time, so long as there is no Default or Event of Default under the Wasco Bond and so long as the Administrative Agent holds a security interest in such funds for the benefit of the Banks.

Wasco Letter of Credit. The direct pay Letter of Credit issued by the Administrative Agent to support the Wasco Bond.

Wichita Adjustment. The amount of the working capital adjustment set forth in Section 2.2(b) of the Wichita Acquisition Documents.

Wichita Acquisition. The acquisition of the Wichita, Kansas collection operations of Allied Waste Industries, Inc. ("Allied") pursuant to the Wichita Acquisition Documents.

Wichita Acquisition Documents. The Asset Purchase Agreement, dated as of April 17, 2000, by and among Finney County Landfill, Inc., the Parent, BFI Waste Systems of North America, Inc. and Allied Waste Industries, Inc., the Stock Purchase Agreement, dated as of April 17, 2000, by and among the Parent, BFI Waste Systems of North America, Inc. and Allied Waste Industries, Inc., and all agreements and documents required to be entered into or delivered pursuant thereto or in connection with the Wichita Acquisition, each in form and substance satisfactory to the Administrative Agent.

Section 1.2.  Rules of Interpretation.

(a) A reference to any document or agreement shall include such document or agreement as amended, modified or supplemented from time to time in accordance with its terms and the terms of this Credit Agreement.

(b) The singular includes the plural and the plural includes the singular.

(c) A reference to any law includes any amendment or modification to such law.

(d) A reference to any Person includes its permitted successors and permitted assigns.

(e) Accounting terms capitalized but not otherwise defined herein have the meanings assigned to them by generally accepted accounting principles applied on a consistent basis by the accounting entity to which they refer.

(f) The words "include," "includes" and "including" are not limiting.

(g) All terms not specifically defined herein or by generally accepted accounting principles, which terms are defined in the Uniform Commercial Code as in effect in the Commonwealth of Massachusetts, have the meanings assigned to them therein.

(h) Reference to a particular "Section " refers to that section of this Credit Agreement unless otherwise indicated.

(i) The words "herein," "hereof," "hereunder" and words of like import shall refer to this Credit Agreement as a whole and not to any particular section or subdivision of this Credit Agreement.

(j) Unless otherwise expressly indicated, in the computation of periods of time from a specified date to a later specified date, the word "from" means "from and including," the words "to" and "until" each mean "to but excluding," and the word "through" means "to and including."

Section 2.  THE REVOLVING CREDIT FACILITY.

Section 2.1.  Commitment to Lend.

Subject to the terms and conditions set forth in this Credit Agreement, each of the Banks severally, but not jointly, agrees to lend to the Borrowers, and the Borrowers may borrow, repay, and reborrow from time to time from the Closing Date to the Maturity Date, upon notice by the Borrowers to the Administrative Agent given in accordance with Section 2.6, its Commitment Percentage of the Revolving Credit Loans as are requested by the Borrowers, provided that the outstanding amount of Revolving Credit Loans, Swing Line Loans, unpaid Reimbursement Obligations, and the Maximum Drawing Amount shall not exceed the maximum aggregate amount outstanding as set forth on Schedule 1 at any time, as such amount may be reduced or increased, as the case may be, pursuant to Section 2.2 hereof (the "Total Commitment"). The Revolving Credit Loans shall be made pro rata in accordance with each Bank's Commitment Percentage. Each request for a Loan hereunder shall constitute a representation and warranty by the Borrowers that the conditions set forth in Section 9 and Section 10, as the case may be, have been satisfied on the date of such request.

Section 2.2.  Reduction and Increase of Total Commitment.

Section 2.2.1.  Reduction of Total Commitment.

(a) The Borrowers shall have the right at any time and from time to time upon five (5) Business Days' prior written notice to the Administrative Agent to reduce by $1,000,000 or integral multiples of $500,000 in excess thereof, or terminate entirely, the Total Commitment, whereupon the Commitments of the Banks shall be reduced pro rata in accordance with their respective Commitment Percentages of the amount specified in such notice or, as the case may be, terminated. The Administrative Agent will notify the Banks promptly after receiving any notice of the Borrowers delivered pursuant to this Section 2.2.1.

(b) No reduction or termination of the Commitments once made may be revoked; the portion of the Commitments reduced or terminated may not be reinstated; and amounts in respect of such reduced or terminated portion may not be reborrowed.

Section 2.2.2.  Increase of Total Commitment. Unless a Default or Event of Default has occurred and is continuing, the Borrowers may request, subject to the approval of the Administrative Agent, that the Total Commitment be increased, provided that the Total Commitment shall not, except with the consent of the Majority Banks, in any event exceed $425,000,000 hereunder, provided, however, that (i) any Bank which is a party to this Credit Agreement prior to such increase shall have the first option, and may elect, to fund its pro rata share of the increase, thereby increasing its Commitment hereunder, but no Bank shall have any obligation to do so, (ii) in the event that it becomes necessary to include a new Bank to provide additional funding under this Section 2.2.2, such new Bank must be reasonably acceptable to the Administrative Agent and the Borrowers, and (iii) the Banks' Commitment Percentages shall be correspondingly adjusted, as necessary, to reflect any increase in the Total Commitment and Schedule 1 shall be amended to reflect such adjustments.

Section 2.3.  The Revolving Credit Notes.

The Revolving Credit Loans shall be evidenced by separate promissory notes of the Borrowers in substantially the form of Exhibit A hereto (each a "Revolving Credit Note"), dated as of the Closing Date and completed with appropriate insertions. One Revolving Credit Note shall be payable to the order of each Bank in a principal amount equal to such Bank's Commitment or, if less, the outstanding amount of all Revolving Credit Loans made by such Bank, plus interest accrued thereon, as set forth below. The Borrowers irrevocably authorize each Bank to make or cause to be made, in connection with a Drawdown Date of any Revolving Credit Loan or at the time of receipt of any payment of principal on such Bank's Revolving Credit Note, an appropriate notation on such Bank's records reflecting the making of such Loan or the receipt of such payment (as the case may be). The outstanding amount of the Loans set forth on such Bank's record shall be prima facie evidence of the principal amount thereof owing and unpaid to such Bank, but the failure to record, or any error in so recording, any such amount shall not limit or otherwise affect the obligation of the Borrowers hereunder or under any Revolving Credit Note to make payments of principal of or interest on any Revolving Credit Note when due.

Section 2.4.  Interest on Loans.

The outstanding principal amount of the Loans shall bear interest at the rate per annum equal to (a) the Base Rate plus the Applicable Base Rate Margin on Base Rate Loans or (b) the Eurodollar Rate plus the Applicable Eurodollar Margin on Eurodollar Loans. Interest shall be payable (i) quarterly in arrears on the first Business Day of each calendar quarter, commencing July 1, 2000, on Base Rate Loans, (ii) on the last day of the applicable Interest Period, and if such Interest Period is longer than three (3) months, also on the day which is three (3) months after the commencement of such Interest Period, on Eurodollar Loans, and (iii) on the Maturity Date for all Revolving Credit Loans and Swing Line Loans.

Section 2.5.  Election of Eurodollar Rate; Notice of Election; Interest Periods; Minimum Amounts.

(a) At the Borrowers' option, so long as no Default or Event of Default has occurred and is then continuing, the Borrowers may (i) elect to convert any Revolving Credit Loan which is a Base Rate Loan or a portion thereof to a Eurodollar Loan, (ii) at the time of any Loan and Letter of Credit Request, specify that a requested Revolving Credit Loan shall be a Eurodollar Loan, or (iii) upon expiration of the applicable Interest Period, elect to maintain an existing Eurodollar Loan as such, provided that the Borrowers give notice to the Administrative Agent pursuant to Section 2.5(b) hereof. Upon determining any Eurodollar Rate, the Administrative Agent shall forthwith provide notice thereof to the Borrowers and the Banks, and each such notice to the Borrowers and the Banks shall be considered prima facie correct and binding, absent manifest error.

(b) Three (3) Eurodollar Business Days prior to the making of any Eurodollar Loan or the conversion of any Base Rate Loan to a Eurodollar Loan, or, in the case of an outstanding Eurodollar Loan, the expiration date of the applicable Interest Period, the Borrowers shall give telephonic notice (confirmed by telecopy on the same Eurodollar Business Day) to the Administrative Agent not later than 11:00 a.m. (Boston time) of their election pursuant to Section 2.5(a). Each such notice delivered to the Administrative Agent shall specify the aggregate principal amount of the Loans to be borrowed or maintained as or converted to Eurodollar Loans and the requested duration of the Interest Period that will be applicable to such Eurodollar Loan, and shall be irrevocable and binding upon the Borrowers. If the Borrowers shall fail to give the Administrative Agent notice of their election hereunder together with all of the other information required by this Section 2.5(b) with respect to any Revolving Credit Loan, such Loan shall be deemed a Base Rate Loan. In the event that the Borrowers fail to provide any such notice with respect to the continuation of any Eurodollar Loan as such, then such Eurodollar Loan shall be automatically converted to a Base Rate Loan at the end of the then expiring Interest Period relating thereto.

(c) Notwithstanding anything herein to the contrary, the Borrowers may not specify an Interest Period that would extend beyond the Maturity Date.

(d) All Revolving Credit Loans shall be in a minimum amount of $1,000,000 or integral multiples of $500,000 in excess thereof. In no event shall the Borrowers have more than six (6) different maturities of Eurodollar Loans outstanding at any time.

Section 2.6.  Requests for Revolving Credit Loans.

The Borrowers shall give to the Administrative Agent written notice in the form of Exhibit B hereto (or telephonic notice confirmed by telecopy on the same Business Day in the form of Exhibit B hereto) of each Revolving Credit Loan requested hereunder (a "Loan and Letter of Credit Request") not later than (a) 11:00 a.m. Boston time one (1) Business Day prior to the proposed Drawdown Date of any Base Rate Loan, or (b) 11:00 a.m. Boston time three (3) Eurodollar Business Days prior to the proposed Drawdown Date of any Eurodollar Loan. Each such notice shall be given by the Borrowers and shall specify the principal amount of the Revolving Credit Loan requested and shall include a current Loan and Letter of Credit Request reflecting the aggregate amount of Revolving Credit Loans and Swing Line Loans outstanding and the Maximum Drawing Amount. Each Loan and Letter of Credit Request shall be irrevocable and binding on the Borrowers and shall obligate the Borrowers to accept the Revolving Credit Loan requested from the Banks on the proposed Drawdown Date. Each of the representations and warranties made by or on behalf of the Borrowers to the Banks or the Administrative Agent in this Credit Agreement or any other Loan Document shall be true and correct in all material respects when made and shall, for all purposes of this Credit Agreement, be deemed to be repeated on and as of the date of the submission of any Loan and Letter of Credit Request and on and as of the Drawdown Date of such Loan, or the date of issuance of such Letter of Credit (except to the extent of changes resulting from transactions contemplated or permitted by this Credit Agreement and the other Loan Documents and changes occurring in the ordinary course of business that singly or in the aggregate are not materially adverse, or to the extent that such representations and warranties expressly relate solely to an earlier date). The Administrative Agent shall promptly notify each Bank of each Loan and Letter of Credit Request received by the Administrative Agent.

Section 2.7.  Funds for Revolving Credit Loans.

(a) Not later than 1:00 p.m. (Boston time) on the proposed Drawdown Date of any Revolving Credit Loan, each of the Banks will make available to the Administrative Agent, at the Administrative Agent's Head Office, in immediately available funds, the amount of such Bank's Commitment Percentage of the amount of the requested Revolving Credit Loans. Upon receipt from each Bank of such amount, and upon receipt of the documents required by Section Section 9 and 10 and the satisfaction of the other conditions set forth therein, to the extent applicable, the Administrative Agent will make available to the Borrowers in immediately available funds the aggregate amount of such Revolving Credit Loans made available to the Administrative Agent by the Banks. The failure or refusal of any Bank to make available to the Administrative Agent at the aforesaid time and place on any Drawdown Date the amount of its Commitment Percentage of the requested Revolving Credit Loans shall not relieve any other Bank from its several obligation hereunder to make available to the Administrative Agent the amount of such other Bank's Commitment Percentage of any requested Revolving Credit Loans.

(b) The Administrative Agent may, unless notified to the contrary by any Bank prior to a Drawdown Date, assume that such Bank has made available to the Administrative Agent on such Drawdown Date the amount of such Bank's Commitment Percentage of the Revolving Credit Loans to be made on such Drawdown Date, and the Administrative Agent may (but shall not be required to), in reliance upon such assumption, make available to the Borrowers a corresponding amount. If any Bank makes available to the Administrative Agent such amount on a date after such Drawdown Date, such Bank shall pay to the Administrative Agent on demand an amount equal to the product of (i) the average computed for the period referred to in clause (iii) below, of the weighted average interest rate paid by the Administrative Agent for federal funds acquired by the Administrative Agent during each day included in such period, times (ii) the amount of such Bank's Commitment Percentage of such Revolving Credit Loans, times (iii) a fraction, the numerator of which is the number of days that elapse from and including such Drawdown Date to the date on which the amount of such Bank's Commitment Percentage of such Revolving Credit Loans shall become immediately available to the Administrative Agent, and the denominator of which is 365. A statement of the Administrative Agent submitted to such Bank with respect to any amounts owing under this paragraph shall be prima facie evidence, absent manifest error, of the amount due and owing to the Administrative Agent by such Bank. If the amount of such Bank's Commitment Percentage of such Revolving Credit Loans is not made available to the Administrative Agent by such Bank within three (3) Business Days following such Drawdown Date, the Administrative Agent shall be entitled to recover such amount from the Borrowers on demand, with interest thereon at the rate per annum applicable to the Revolving Credit Loans made on such Drawdown Date.

Section 2.8.  Maturity of the Loans.

The Loans shall be due and payable on the Maturity Date. The Borrowers jointly and severally promise to pay on the Maturity Date all Loans outstanding on such date, together with any and all accrued and unpaid interest thereon.

Section 2.9.  Mandatory Repayments of the Loans.

If at any time the outstanding amount of the Revolving Credit Loans plus Swing Line Loans plus the Maximum Drawing Amount plus unpaid Reimbursement Obligations exceeds the Total Commitment, whether by reduction of the Total Commitment or otherwise, then the Borrowers shall immediately pay the amount of such excess to the Administrative Agent for application to the Revolving Credit Loans, or if no Revolving Credit Loans shall be outstanding, to the Swing Line Loans, or if no Swing Line Loans shall be outstanding, to be held by the Administrative Agent as collateral security for the Reimbursement Obligations, provided, however, that if the amount of cash collateral held by the Administrative Agent pursuant to this Section 2.9 exceeds the amount of the Obligations, the Administrative Agent shall return such excess to the Borrowers.

Section 2.10.  Optional Prepayments or Repayments of Loans.

The Borrowers shall have the right, at their election, to repay or prepay the outstanding amount of the Loans, as a whole or in part, at any time without penalty or premium (other than the obligation to reimburse the Banks and the Administrative Agent pursuant to Section 4.8 hereof). The Borrowers shall give written notice to the Administrative Agent (or telephonic notice confirmed in writing) no later than (a) 1:00 p.m. (Boston time) on the Business Day of the proposed prepayment or repayment of any Base Rate Loan or (b) 1:00 p.m. (Boston time) three (3) Eurodollar Business Days prior to the proposed prepayment or repayment of any Eurodollar Loan, in each case specifying the proposed date of prepayment or repayment of Loans and the principal amount to be paid. Each such partial repayment of the Loans shall be $500,000 or integral multiples of $500,000 in excess thereof, and shall be accompanied by the payment of accrued interest on the principal prepaid to the date of repayment and shall be applied, in the absence of instruction by the Borrowers, first to the principal of Base Rate Loans and then to the principal of Eurodollar Loans. Each partial prepayment shall be allocated among the Banks, in proportion, as nearly as practicable, to the respective unpaid principal amount of each Bank's Revolving Credit Loans, with adjustments to the extent practicable to equalize any prior repayments not exactly in proportion.

Section 2.11.  Swing Line Loans; Settlements.

(a) So long as Fleet has not received written notice from the Borrowers of an Event of Default and otherwise made in accordance with the provisions of this Credit Agreement, solely for ease of administration of the Revolving Credit Loans, Fleet may, upon receipt of a Loan and Letter of Credit Request no later than 2:00 p.m. (Boston time) on the proposed date of funding, but shall not be required to, fund Base Rate Loans ("Swing Line Loans") for periods not to exceed seven (7) days in any one case, bearing interest as set forth for Base Rate Loans in Section 2.4. The Swing Line Loans shall be evidenced by a promissory note of the Borrowers in substantially the form of Exhibit C hereto (the "Swing Line Note") dated as of the Closing Date, and shall each be in a minimum amount of $500,000 or integral multiples of $100,000 in excess thereof, provided that the outstanding amount of Swing Line Loans advanced by Fleet hereunder shall not exceed $15,000,000 at any time. Each Bank shall remain severally, but not jointly, and unconditionally liable to fund its pro rata share (based upon each Bank's Commitment Percentage) of such Swing Line Loans on each Settlement Date and, in the event Fleet chooses not to fund all Base Rate Loans requested on any date, to fund its Commitment Percentage of the Base Rate Loans requested, subject to satisfaction of the provisions hereof relating to the making of Base Rate Loans. Prior to each Settlement, all payments or repayments of the principal of, and interest on, Swing Line Loans shall be credited to the account of Fleet.

(b) The Banks shall effect Settlements on (i) the Business Day immediately following any day which the Administrative Agent gives written notice to the Banks to effect a Settlement, (ii) the Business Day immediately following the Administrative Agent's becoming aware of the existence of any Default or Event of Default, (iii) the Maturity Date, (iv) any date on which the Borrowers wish to convert a Swing Line Loan into a Base Rate Loan, and (v) in any event, the seventh day on which any Swing Line Loan remains outstanding (each such date, a "Settlement Date"). One (1) Business Day prior to each such Settlement Date, the Administrative Agent shall give telephonic notice to the Banks of (A) the respective outstanding amount of Revolving Credit Loans made by each Bank as at the close of business on the prior day, (B) the amount that any Bank, as applicable (a "Settling Bank"), shall pay to effect a Settlement (a "Settlement Amount"). A statement of the Administrative Agent submitted to the Banks with respect to any amounts owing hereunder shall be prima facie evidence of the amount due and owing. Each Settling Bank shall, not later than 1:00 p.m. (Boston time) on each Settlement Date, effect a wire transfer of immediately available funds to the Administrative Agent at the Administrative Agent's Head Office in the amount of such Bank's Settlement Amount. All funds advanced by any Bank as a Settling Bank pursuant to this Section 2.11 shall for all purposes be treated as a Base Rate Loan to the Borrowers.

(c) The Administrative Agent may (unless notified to the contrary by any Settling Bank by 12:00 noon (Boston time) one (1) Business Day prior to the Settlement Date) assume that each Settling Bank has made available (or will make available by the time specified in Section 2.8(b)) to the Administrative Agent its Settlement Amount, and the Administrative Agent may (but shall not be required to), in reliance upon such assumption, effect Settlements. If the Settlement Amount of such Settling Bank is made available to the Administrative Agent on a date after such Settlement Date, such Settling Bank shall pay the Administrative Agent on demand an amount equal to the product of (i) the average, computed for the period referred to in clause (iii) below, of the weighted average annual interest rate paid by the Administrative Agent for federal funds acquired by the Administrative Agent during each day included in such period times (ii) such Settlement Amount times (iii) a fraction, the numerator of which is the number of days that elapse from and including such Settlement Date to but not including the date on which such Settlement Amount shall become immediately available to the Administrative Agent, and the denominator of which is 365. Upon payment of such amount such Settling Bank shall be deemed to have delivered its Settlement Amount on the Settlement Date and shall become entitled to interest payable by the Domestic Borrowers with respect to such Settling Bank's Settlement Amount as if such share were delivered on the Settlement Date. If such Settlement Amount is not in fact made available to the Administrative Agent by such Settling Bank within five (5) Business Days of such Settlement Date, the Administrative Agent shall be entitled to recover such amount from the Borrowers, with interest thereon at the Base Rate.

(d) After any Settlement Date, any payment by the Borrowers of Swing Line Loans hereunder shall be allocated pro rata among the Banks, in accordance with such Bank's Commitment Percentage.

(e) If, prior to the making of a Revolving Credit Loan pursuant to paragraph (b) of this Section 2.11, a Default or Event of Default has occurred and is continuing, each Bank will, on the date such Revolving Credit Loan was to have been made, purchase an undivided participating interest in the outstanding Swing Line Loans in an amount equal to its Commitment Percentage of such Swing Line Loans. Each Bank will immediately transfer to the Administrative Agent, in immediately available funds, the amount of its participation and upon receipt thereof the Administrative Agent will deliver to such Bank a Swing Line participation certificate dated the date of receipt of such funds and in such amount.

(f) Whenever, at any time after the Administrative Agent has received from any Bank such Bank's participating interest in the Swing Line Loans pursuant to clause (e) above, the Administrative Agent receives any payment on account thereof, the Administrative Agent will distribute to such Bank its participating interest in such amount (appropriately adjusted, in the case of interest payments, to reflect the period of time during which such Bank's participating interest was outstanding and funded) in like funds as received; provided, however, that in the event that such payment received by the Administrative Agent is required to be returned, such Bank will return to the Administrative Agent any portion thereof previously distributed by the Administrative Agent to it in like funds as such payment is required to be returned by the Administrative Agent.

(h) Each Bank's obligation to purchase participating interests pursuant to clause (e) above shall be absolute and unconditional and shall not be affected by any circumstance, including, without limitation, (i) any set-off, counterclaim, recoupment, defense or other right which such Bank may have against the Administrative Agent, the Borrowers or any other Person for any reason whatsoever; (ii) the occurrence or continuance of a Default or Event of Default; (iii) any adverse change in the condition (financial or otherwise) of the Borrowers or any other Person; (iv) any breach of this Credit Agreement by the Borrowers or any other Bank or Administrative Agent; or (v) any other circumstance, happening or event whatsoever, whether or not similar to any of the foregoing.

Section 3.  LETTERS OF CREDIT.

Section 3.1.  Letter of Credit Commitments.

(a) Subject to the terms and conditions hereof and the execution and receipt of a Loan and Letter of Credit Request reflecting the Maximum Drawing Amount of all Letters of Credit (including the requested Letter of Credit) and a Letter of Credit Application, the Administrative Agent on behalf of the Banks and in reliance upon the agreement of the Banks set forth in Section 3.1(b) and upon the representations and warranties of the Borrowers contained herein, agrees to issue standby letters of credit in such form as may be requested from time to time by the Borrowers and agreed to by the Administrative Agent; provided, however, that, after giving effect to such request, the Maximum Drawing Amount shall not exceed the lesser of (i) $40,000,000 or (ii) the Total Commitment minus the aggregate outstanding amount of the Revolving Credit Loans and Swing Line Loans. No Letter of Credit shall have an expiration date later than thirty (30) days prior to the Maturity Date and in addition no Letter of Credit (other than the Madera Letter of Credit or the Columbia Letter of Credit) shall have an expiration date later than one (1) year after the date of issuance of such Letter of Credit (which may incorporate automatic renewals for periods of up to one (1) year, provided that the Administrative Agent may, upon 30 days' notice to the beneficiary, cancel such Letter of Credit which has been renewed beyond its initial one (1) year term).

(b) Each Bank severally agrees that it shall be absolutely liable, without regard to the occurrence of any Default or Event of Default or any other condition precedent whatsoever, to the extent of such Bank's Commitment Percentage thereof, to reimburse the Administrative Agent or, with respect to the Columbia Letter of Credit, the Columbia Issuing Bank on demand for the amount of each draft paid by the Administrative Agent or the Columbia Issuing Bank (as the case may be) under each Letter of Credit issued in accordance with the terms hereof to the extent that such amount is not reimbursed by the Borrowers pursuant to Section 3.2 (such agreement for a Bank being called herein the "Letter of Credit Participation" of such Bank).

(c) Each such payment made by a Bank shall be treated as the purchase by such Bank of a participating interest in the Borrowers' Reimbursement Obligation under Section 3.2 in an amount equal to such payment. Each Bank shall share in accordance with its participating interest in any interest which accrues pursuant to Section 3.2.

(d) The parties hereby agree that the letters of credit issued under the Prior Credit Agreement and listed on Schedule 3.1 hereto shall be Letters of Credit under this Credit Agreement. In addition, this Credit Agreement shall constitute the Reimbursement Agreement referred to in the Madera Bond Documents, the Columbia Bond Documents and Credit Agreement referred to in the Wasco Bond Documents.

Section 3.2.  Reimbursement Obligation of the Borrowers.

In order to induce the Administrative Agent or the Columbia Issuing Bank (as the case may be) to issue, extend and renew each Letter of Credit and the Banks to participate therein, the Borrowers hereby agree to reimburse or pay to the Administrative Agent or the Columbia Issuing Bank (as the case may be) with respect to each Letter of Credit issued, extended or renewed by the Administrative Agent or the Columbia Issuing Bank hereunder as follows:

(a) on each date that any draft presented under any Letter of Credit is honored by the Administrative Agent or the Columbia Issuing Bank or the Administrative Agent or the Columbia Issuing Bank otherwise makes payment with respect thereto, (i) the amount paid by the Administrative Agent or the Columbia Issuing Bank under or with respect to such Letter of Credit, and (ii) the amount of any taxes, fees, charges or other costs and expenses whatsoever incurred by the Administrative Agent, the Columbia Issuing Bank or any Bank in connection with any payment made by the Administrative Agent, the Columbia Issuing Bank or any Bank under, or with respect to, such Letter of Credit; provided however, if the Borrowers do not reimburse the Administrative Agent or the Columbia Issuing Bank (as the case may be) on the Drawdown Date, such amount shall, provided that no Event of Default under Section Section 12.1(h) or 12.1(i) has occurred, become automatically a Revolving Credit Loan which is a Base Rate Loan advanced hereunder in an amount equal to such sum; and

(b) upon the Maturity Date, or the termination of the Total Commitment, or the acceleration of the Reimbursement Obligations in accordance with Section 12, an amount equal to the Maximum Drawing Amount, which amount shall be held by the Administrative Agent for the benefit of the Columbia Issuing Bank, the Banks and the Administrative Agent as cash collateral for all Reimbursement Obligations.

Section 3.3.  Letter of Credit Payments.

If any draft shall be presented or other demand for payment shall be made under any Letter of Credit, the Administrative Agent or the Columbia Issuing Bank (as the case may be) shall notify the Borrowers of the date and amount of the draft presented or demand for payment and of the date and time when it expects to pay such draft or honor such demand for payment. On the date that such draft is paid or other payment is made by the Administrative Agent or the Columbia Issuing Bank, the Administrative Agent shall promptly notify the Banks of the amount of any unpaid Reimbursement Obligation. No later than 3:00 p.m. (Boston time) on the Business Day next following the receipt of such notice, each Bank shall make available to the Administrative Agent, at the Administrative Agent's Head Office, in immediately available funds, such Bank's Commitment Percentage of such Reimbursement Obligation, together with an amount equal to the product of (a) the weighted average, computed for the period referred to in clause (c) below, of the interest rate paid by the Administrative Agent or the Columbia Issuing Bank (as the case may be) for federal funds acquired by the Administrative Agent or the Columbia Issuing Bank during each day included in such period, times (b) the amount equal to such Bank's Commitment Percentage of such unpaid Reimbursement Obligation, times (c) a fraction, the numerator of which is the number of days that have elapsed from and including the date the Administrative Agent or the Columbia Issuing Bank paid the draft presented for honor or otherwise made payment until the date on which such Bank's Commitment Percentage of such unpaid Reimbursement Obligation shall become immediately available to the Administrative Agent or the Columbia Issuing Bank, and the denominator of which is 365. The responsibility of the Administrative Agent or the Columbia Issuing Bank to the Borrowers and the Banks shall be only to determine that the documents (including each draft) delivered under each Letter of Credit in connection with such presentment shall be in conformity in all material respects with such Letter of Credit.

Section 3.4.  Obligations Absolute.

The Borrowers' obligations under this Section 3 shall be absolute and unconditional under any and all circumstances and irrespective of the occurrence of any Default or Event of Default or any condition precedent whatsoever or any setoff, counterclaim or defense to payment which the Borrowers may have or have had against the Administrative Agent, the Columbia Issuing Bank or any Bank or any beneficiary of a Letter of Credit. Subject to the obligations of the Banks pursuant to Article V of the Uniform Commercial Code and the obligations of the Administrative Agent and the Columbia Issuing Bank pursuant to the last sentence of Section 3.3, the Borrowers further agree with the Administrative Agent, the Columbia Issuing Bank and the Banks that the Administrative Agent, the Columbia Issuing Bank and the Banks shall not be responsible for, and the Borrowers' Reimbursement Obligations under Section 3.2 shall not be affected by, among other things, the validity or genuineness of documents or of any endorsements thereon, even if such documents should in fact prove to be in any or all respects invalid, fraudulent or forged, or any dispute between or among the Borrowers, the beneficiary of any Letter of Credit or any financing institution or other party to which any Letter of Credit may be transferred or any claims or defenses whatsoever of the Borrowers against the beneficiary of any Letter of Credit or any such transferee. The Administrative Agent, the Columbia Issuing Bank and the Banks shall not be liable for any error, omission, interruption or delay in transmission, dispatch or delivery of any message or advice, however transmitted, in connection with any Letter of Credit. The Borrowers agree that any action taken or omitted by the Administrative Agent, the Columbia Issuing Bank or any Bank under or in connection with each Letter of Credit and the related drafts and documents, if done in good faith, shall be binding upon the Borrowers and shall not result in any liability on the part of the Administrative Agent, the Columbia Issuing Bank or any Bank to the Borrowers.

Section 3.5.  Reliance by Administrative Agent.

To the extent not inconsistent with Section 3.4, the Administrative Agent and the Columbia Issuing Bank shall be entitled to rely, and shall be fully protected in relying upon, any Letter of Credit, draft, writing, resolution, notice, consent, certificate, affidavit, letter, cablegram, telegram, telecopy, telex or teletype message, statement, order or other document believed by it to be genuine and correct and to have been signed, sent or made by the proper Person or Persons and upon advice and statements of legal counsel, independent accountants or other experts selected by the Administrative Agent.

Section 4. FEES, PAYMENTS, AND COMPUTATIONS; JOINT AND SEVERAL LIABILITY.

Section 4.1.  Fees.

(a) Closing. The Borrowers jointly and severally agree to pay to the Administrative Agent, for the respective accounts of each Bank, a fee as set forth in the Closing Fee Letter, dated May 16, 2000, among the Borrowers and the Administrative Agent.

(b) Administrative Agent's Fee and Arrangement Fees. The Borrowers jointly and severally agree to pay to the Administrative Agent and the Lead Arranger those fees set forth in the Administrative Agent's Fee and Arrangement Fee Letter, dated May 16, 2000, among the Borrowers and the Administrative Agent.

(c) Commitment Fee. The Borrowers jointly and severally agree to pay to the Administrative Agent, for the respective account of each Bank, a fee (the "Commitment Fee") equal to the Applicable Commitment Rate multiplied by the average daily amount of the unused portion of such Bank's Commitment during each calendar quarter or portion thereof from the Closing Date to the Maturity Date (or to the date of termination in full of the Total Commitment, if earlier). The Commitment Fee shall be payable quarterly in arrears on the first day of each calendar quarter for the immediately preceding calendar quarter commencing on July 1, 2000, with a final payment on the Maturity Date.

(d) Letter of Credit Fees. The Borrowers shall pay a fee (the "Letter of Credit Fee") equal to (i) the Applicable L/C Margin multiplied by the Maximum Drawing Amount of each Financial Letter of Credit or (ii) 50% of the Applicable L/C Margin multiplied by the Maximum Drawing Amount of each Performance Letter of Credit. Such Letter of Credit Fee shall be payable to the Administrative Agent for the account of the Banks, to be shared pro rata by the Banks in accordance with their respective Commitment Percentages. The Borrowers shall also pay a fee (the "Issuance Fee") to the Administrative Agent or the Columbia Issuing Bank (as the case may be), for its own account, equal to 0.125% per annum on the Maximum Drawing Amount of all Letters of Credit issued by such Bank, plus its customary administrative charges. The Letter of Credit Fee and the Issuance Fee shall be payable for the number of days each Letter of Credit is outstanding, and shall be payable quarterly in arrears on the first day of each calendar quarter for the immediately preceding calendar quarter, and on the Maturity Date.

Section 4.2.  Payments.

(a) All payments of principal, interest, Reimbursement Obligations, fees and any other amounts due hereunder or under any of the other Loan Documents shall be made to the Administrative Agent, for the respective accounts of the Banks and the Administrative Agent, to be received at the Administrative Agent's Head Office in immediately available funds by 12:00 p.m. (Boston time) on any due date.

(b) All payments by the Borrowers hereunder and under any of the other Loan Documents shall be made without setoff or counterclaim and free and clear of and without deduction for any taxes, levies, imposts, duties, charges, fees, deductions, withholdings, compulsory loans, restrictions or conditions of any nature now or hereafter imposed or levied by any jurisdiction or any political subdivision thereof or taxing or other authority therein unless the Borrowers are compelled by law to make such deduction or withholding. If any such obligation is imposed upon the Borrowers with respect to any amount payable by them hereunder or under any of the other Loan Documents, the Borrowers will pay to the Administrative Agent, for the account of the Banks or (as the case may be) the Administrative Agent, on the date on which such amount is due and payable hereunder or under such other Loan Document, such additional amount in Dollars as shall be necessary to enable the Banks or the Administrative Agent to receive the same net amount which the Banks or the Administrative Agent would have received on such due date had no such obligation been imposed upon the Borrowers. In the event that the Borrowers are required to make such deduction or withholding as a result of the fact that a Bank is organized outside of the United States, such Bank shall use its reasonable best efforts to transfer its Loans to an affiliate organized within the United States if such transfer would have no adverse effect on such Bank or the Loans. The Borrowers will deliver promptly to the Bank certificates or other valid vouchers for all taxes or other charges deducted from or paid with respect to payments made by the Borrowers hereunder or under such other Loan Document.

(c) Whenever a payment hereunder or under any of the other Loan Documents becomes due on a day that is not a Business Day, the due date for such payment shall be extended to the next succeeding Business Day, and interest shall accrue during such extension; provided that any Interest Period for any Eurodollar Loan which ends on a day that is not a Eurodollar Business Day shall end on the next succeeding Eurodollar Business Day unless the result of such extension would be to carry such Interest Period into another calendar month, in which event such Interest Period shall end on the immediately preceding Eurodollar Business Day.

Section 4.3.  Computations.

All computations of interest on Base Rate Loans and of Commitment Fees, Letter of Credit Fees or other fees shall, unless otherwise expressly provided herein, be based on a 365-day year (or 366-day year, as applicable) and paid for the actual number of days elapsed. All computations of interest on Eurodollar Loans shall, unless otherwise expressly provided herein, be based on a 360-day year and paid for the actual number of days elapsed.

Section 4.4.  Capital Adequacy.

If any present or future law, governmental rule, regulation, policy, guideline or directive (whether or not having the force of law) or the interpretation thereof by a court or governmental authority with appropriate jurisdiction affects the amount of capital required or expected to be maintained by any Bank or the Administrative Agent or any corporation controlling such Bank or the Administrative Agent, and such Bank or the Administrative Agent determines that the amount of capital required to be maintained by it is increased by or based upon the existence of such Bank's or the Administrative Agent's Loans, Letter of Credit Participations or Letters of Credit, or commitment with respect thereto, then such Bank or the Administrative Agent may notify the Borrowers of such fact. To the extent that the costs of such increased capital requirements are not reflected in the Base Rate (if relating to Base Rate Loans), the Borrowers and such Bank or (as the case may be) the Administrative Agent shall thereafter attempt to negotiate in good faith, within thirty (30) days of the day on which the Borrowers receive such notice, an adjustment payable hereunder that will adequately compensate such Bank or the Administrative Agent in light of these circumstances. If the Borrowers and such Bank or the Administrative Agent are unable to agree to such adjustment within thirty (30) days of the date on which the Borrowers receive such notice, then commencing on the date of such notice (but not earlier than the effective date of any such increased capital requirement), the fees payable hereunder shall increase by an amount that will, in such Bank's or the Administrative Agent's reasonable determination, provide adequate compensation. Each Bank and the Administrative Agent shall allocate such cost increases among its customers in good faith and on an equitable basis.

Section 4.5.  Certificate.

A certificate setting forth any additional amounts payable pursuant to Section 4.4 and a reasonable explanation of such amounts which are due, submitted by any Bank or the Administrative Agent to the Borrowers, shall be conclusive, absent manifest error, that such amounts are due and owing.

Section 4.6.  Interest on Overdue Amounts.

Overdue principal and (to the extent permitted by applicable law) interest on the Loans and all other overdue amounts payable hereunder or under any of the other Loan Documents shall bear interest compounded monthly and payable on demand at a rate per annum equal to the Base Rate plus the Applicable Base Rate Margin plus two (2) percentage points (2.00%) until such amount shall be paid in full (after, as well as before, judgment).

Section 4.7.  Interest Limitation.

Notwithstanding any other term of this Credit Agreement or any Note or any other document referred to herein or therein, the maximum amount of interest which may be charged to or collected from any person liable hereunder or under any Note by any Bank shall be absolutely limited to, and shall in no event exceed, the maximum amount of interest which could lawfully be charged or collected under applicable law (including, to the extent applicable, the provisions of Section 5197 of the Revised Statutes of the United States of America, as amended, 12 U.S.C. Section 85, as amended), so that the maximum of all amounts constituting interest under applicable law, howsoever computed, shall never exceed as to any Person liable therefor such lawful maximum, and any term of this Credit Agreement, the Notes, the Letter of Credit Applications, or any other document referred to herein or therein which could be construed as providing for interest in excess of such lawful maximum shall be and hereby is made expressly subject to and modified by the provisions of this paragraph.

Section 4.8.  Eurodollar Indemnity.

The Borrowers agree to indemnify the Banks and the Administrative Agent and to hold them harmless from and against any loss, cost or expenses (including loss of anticipated profits) that the Banks and the Administrative Agent may sustain or incur as a consequence of (a) default by the Borrowers in payment of the principal amount of or any interest on any Eurodollar Loans as and when due and payable, including any such loss or expense arising from interest or fees payable by any Bank or the Administrative Agent to lenders of funds obtained by it in order to maintain its Eurodollar Loans, (b) a prepayment of principal on any Eurodollar Loan, including prepayments which are the result of acceleration by the Banks, or (c)  default by the Borrowers in making a borrowing or conversion after the Borrowers have given (or are deemed to have given) notice pursuant to Section 2.5 or Section 2.6, the making of any payment of a Eurodollar Loan or the making of any conversion of any such Eurodollar Loan to a Base Rate Loan on a day that is not the last day of the applicable Interest Period with respect thereto, including interest or fees payable by any Bank to lenders of funds obtained by it in order to maintain any such Loans.

Section 4.9.  Illegality; Inability to Determine Eurodollar Rate.

Notwithstanding any other provision of this Credit Agreement, if (a) the introduction of, any change in, or any change in the interpretation of, any law or regulation applicable to the Administrative Agent or any Bank shall make it unlawful, or any central bank or other governmental authority having jurisdiction thereof shall assert that it is unlawful, for any Bank or the Administrative Agent to perform its obligations in respect of any Eurodollar Loans, or (b) if any Bank or the Administrative Agent shall reasonably determine with respect to Eurodollar Loans that (i) by reason of circumstances affecting any Eurodollar interbank market, adequate and reasonable methods do not exist for ascertaining the Eurodollar Rate which would otherwise be applicable during any Interest Period, or (ii) deposits of Dollars in the relevant amount for the relevant Interest Period are not available to such Bank or the Administrative Agent in any Eurodollar interbank market, or (iii) the Eurodollar Rate does not or will not accurately reflect the cost to such Bank or the Administrative Agent of obtaining or maintaining the applicable Eurodollar Loans during any Interest Period, then such Bank or the Administrative Agent shall promptly give telephonic, telex or cable notice of such determination to the Borrowers (which notice shall be conclusive and binding upon the Borrowers). Upon such notification by such Bank or the Administrative Agent, the obligation of such Bank or the Administrative Agent to make Eurodollar Loans shall be suspended until such Bank or the Administrative Agent determines that such circumstances no longer exist, and the outstanding Eurodollar Loans shall continue to bear interest at the applicable rate based on the Eurodollar Rate until the end of the applicable Interest Period, and thereafter shall be deemed converted to Base Rate Loans in equal principal amounts.

Section 4.10.  Additional Costs, Etc.

If any present or future applicable law, which expression, as used herein, includes statutes, rules and regulations thereunder and interpretations thereof by any competent court or by any governmental or other regulatory body or official charged with the administration or the interpretation thereof and requests, directives, instructions and notices at any time or from time to time hereafter made upon or otherwise issued to any Bank by any central bank or other fiscal, monetary or other authority (whether or not having the force of law), shall impose on any Bank any tax, levy, impost, duty, charge fees, deduction or withholdings of any nature or requirements with respect to this Credit Agreement, the other Loan Documents, the Loans, such Bank's Commitment, the Letters of Credit or any class of loans or commitments or letters of credit of which any of the Loans, the Commitments or the Letters of Credit forms a part, and the result of any of the foregoing is:

(i) to increase the cost to such Bank of making, funding, issuing, renewing, extending or maintaining the Loans, such Bank's Commitment, or the Letters of Credit; or

(ii) to reduce the amount of principal, interest or other amount payable to such Bank hereunder on account of such Bank's Commitment, the Loans, or drawings under the Letters of Credit, or

(iii) to require such Bank to make any payment or to forego any interest or other sum payable hereunder, the amount of which payment or foregone interest or other sum is calculated by reference to the gross amount of any sum receivable or deemed received by such Bank from the Borrowers hereunder, then, and in each such case, the Borrowers will, upon demand made by such Bank at any time and from time to time and as often as the occasion therefor may arise, pay to such Bank such additional amounts as will be sufficient to compensate such Bank for such additional cost, reduction, payment or foregone interest or other sum (after such Bank shall have allocated the same fairly and equitably among all customers of any class generally affected thereby).

Section 4.11.  Replacement of Banks.

If any Bank (an "Affected Bank") (i) makes demand upon the Borrowers for (or if the Borrowers are otherwise required to pay) amounts pursuant to Section Section 4.4 or 4.10 or (ii) is unable to make or maintain Eurodollar Loans as a result of a condition described in Section 4.9, the Borrowers may, within 90 days of receipt of such demand or notice (or the occurrence of such other event causing the Borrowers to be required to pay such compensation or causing Section 4.9 to be applicable), by notice in writing to the Administrative Agent and such Affected Bank (a "Replacement Notice") (A) request the Affected Bank to cooperate with the Borrowers in obtaining a replacement bank satisfactory to the Administrative Agent and the Borrowers (the "Replacement Bank"); (B) request the non-Affected Banks to acquire and assume all of the Affected Bank's Loans and Commitment, as provided herein, but none of such Banks shall be under an obligation to do so; or (C) designate a Replacement Bank reasonably satisfactory to the Administrative Agent. If any satisfactory Replacement Bank shall be obtained, and/or any of the non-Affected Banks shall agree to acquire and assume all of the Affected Bank's Loans and Commitment, then such Affected Bank shall, so long as no Event of Default shall have occurred and be continuing, assign, in accordance with Section 17, all of its Commitment, Loans, Notes and other rights and obligations under this Credit Agreement and all other Loan Documents to such Replacement Bank or non-Affected Banks, as the case may be, in exchange for payment of the principal amount so assigned and all interest and fees accrued on the amount so assigned, plus all other Obligations then due and payable to the Affected Bank; provided, however, that (i) such assignment shall be without recourse, representation or warranty and shall be on terms and conditions reasonably satisfactory to such Affected Bank and such Replacement Bank and/or non-Affected Banks, as the case may be, and (ii) prior to any such assignment, the Borrowers shall have paid to such Affected Bank all amounts properly demanded and unreimbursed under Section Section 4.4, 4.8, 4.9 and 4.10. Upon the effective date of such assignment, the Borrowers shall issue replacement Notes to such Replacement Bank and/or non-Affected Banks, as the case may be, and such institution shall become a "Bank" for all purposes under this Credit Agreement and the other Loan Documents.

Section 4.12.  Concerning Joint and Several Liability of the Borrowers.

(a)  Each of the Borrowers is accepting joint and several liability hereunder and under the other Loan Documents in consideration of the financial accommodations to be provided by the Banks under this Credit Agreement, for the mutual benefit, directly and indirectly, of each of the Borrowers and in consideration of the undertakings of each other Borrower to accept joint and several liability for the Obligations.

(b)  Each of the Borrowers, jointly and severally, hereby irrevocably and unconditionally accepts, not merely as a surety but also as a co-debtor, joint and several liability with the other Borrowers with respect to the payment and performance of all of the Obligations (including, without limitation, any Obligations arising under this Section 4.12), it being the intention of the parties hereto that all of the Obligations shall be the joint and several Obligations of each of the Borrowers without preferences or distinction among them.

(c)  If and to the extent that any of the Borrowers shall fail to make any payment with respect to any of the Obligations as and when due or to perform any of the Obligations in accordance with the terms thereof, then in each such event the other Borrowers will make such payment with respect to, or perform, such Obligation.

(d)  The Obligations of each of the Borrowers under the provisions of this Section 4.12 constitute full recourse Obligations of each of the Borrowers enforceable against each such corporation to the full extent of its properties and assets, irrespective of the validity, regularity or enforceability of this Credit Agreement or any other circumstance whatsoever.

(e)  Except as otherwise expressly provided in this Credit Agreement, each of the Borrowers hereby waives notice of acceptance of its joint and several liability, notice of any Loans made under this Credit Agreement, notice of any action at any time taken or omitted by the Banks under or in respect of any of the Obligations, and, generally, to the extent permitted by applicable law, all demands, notices and other formalities of every kind in connection with this Credit Agreement. Each of the Borrowers hereby assents to, and waives notice of, any extension or postponement of the time for the payment of any of the Obligations, the acceptance of any payment of any of the Obligations, the acceptance of any partial payment thereon, any waiver, consent or other action or acquiescence by the Banks at any time or times in respect of any default by any of the Borrowers in the performance or satisfaction of any term, covenant, condition or provision of this Credit Agreement, any and all other indulgences whatsoever by the Banks in respect of any of the Obligations, and the taking, addition, substitution or release, in whole or in part, at any time or times, of any security for any of the Obligations or the addition, substitution or release, in whole or in part, of any of the Borrowers. Without limiting the generality of the foregoing, each of the Borrowers assents to any other action or delay in acting or failure to act on the part of the Banks with respect to the failure by any of the Borrowers to comply with any of its respective Obligations, including, without limitation, any failure strictly or diligently to assert any right or to pursue any remedy or to comply fully with applicable laws or regulations thereunder, which might, but for the provisions of this Section 4.12, afford grounds for terminating, discharging or relieving any of the Borrowers, in whole or in part, from any of its Obligations under this Section 4.12, it being the intention of each of the Borrowers that, so long as any of the Obligations hereunder remain unsatisfied, the Obligations of such Borrowers under this Section 4.12 shall not be discharged except by performance and then only to the extent of such performance. The Obligations of each of the Borrowers under this Section 4.12 shall not be diminished or rendered unenforceable by any winding up, reorganization, arrangement, liquidation, re-construction or similar proceeding with respect to any of the Borrowers or the Banks. The joint and several liability of the Borrowers hereunder shall continue in full force and effect notwithstanding any absorption, merger, amalgamation or any other change whatsoever in the name, membership, constitution or place of formation of any of the Borrowers or the Banks .

(f)  The provisions of this Section 4.12 are made for the benefit of the Banks and their successors and assigns, and may be enforced in good faith by them from time to time against any or all of the Borrowers as often as the occasion therefor may arise and without requirement on the part of the Banks first to marshal any of their claims or to exercise any of their rights against any other Borrower or to exhaust any remedies available to them against any other Borrower or to resort to any other source or means of obtaining payment of any of the Obligations hereunder or to elect any other remedy. The provisions of this Section 4.12 shall remain in effect until all of the Obligations shall have been paid in full or otherwise fully satisfied. If at any time, any payment, or any part thereof, made in respect of any of the Obligations, is rescinded or must otherwise be restored or returned by the Banks upon the insolvency, bankruptcy or reorganization of any of the Borrowers, or otherwise, the provisions of this Section 4.12 will forthwith be reinstated in effect, as though such payment had not been made.

Section 5.  REPRESENTATIONS AND WARRANTIES.

The Borrowers jointly and severally represent and warrant to the Banks that on and as of the date of this Credit Agreement, each Drawdown Date, and the date of issuance of any Letter of Credit (with any disclosure on a schedule pursuant to this Section 5 applying to all relevant representations and warranties, regardless of whether such schedule is referenced in each relevant representation):

Section 5.1.  Corporate Authority.

(a) Incorporation; Good Standing. Each Borrower (i) is a corporation duly organized, validly existing and in good standing or in current status under the laws of its respective state of incorporation, (ii) has all requisite corporate power to own its property and conduct its business as now conducted and as presently contemplated, and (iii) is in good standing as a foreign corporation and is duly authorized to do business in each jurisdiction in which its property or business as presently conducted or contemplated makes such qualification necessary except where a failure to be so qualified would not have a material adverse effect on the business, assets or financial condition of such Borrower.

(b) Authorization. The execution, delivery and performance of the Loan Documents and the transactions contemplated hereby and thereby (i) are within the corporate authority of each Borrower, (ii) have been duly authorized by all necessary corporate proceedings, (iii) do not conflict with or result in any material breach or contravention of any provision of law, statute, rule or regulation to which any Borrower is subject or any judgment, order, writ, injunction, license or permit applicable to any Borrower so as to materially adversely affect the assets, business or any activity of the Borrowers, and (iv) do not conflict with any provision of the corporate charter or bylaws of any Borrower or any agreement or other instrument binding upon them.

(c) Enforceability. The execution, delivery and performance of the Loan Documents will result in valid and legally binding obligations of the Borrowers enforceable against each in accordance with the respective terms and provisions hereof and thereof, except as enforceability is limited by bankruptcy, insolvency, reorganization, moratorium or other laws relating to or affecting generally the enforcement of creditors' rights and except to the extent that availability of the remedy of specific performance or injunctive relief is subject to the discretion of the court before which any proceeding therefor may be brought.

Section 5.2.  Governmental Approvals.

The execution, delivery and performance by the Borrowers of the Loan Documents and the transactions contemplated hereby and thereby do not require any approval or consent of, or filing with, any governmental agency or authority other than those already obtained.

Section 5.3.  Title to Properties; Leases.

The Borrowers own all of the assets reflected in the consolidated balance sheets as at the Balance Sheet Date or acquired since that date (except property and assets sold or otherwise disposed of in the ordinary course of business since that date), subject to no mortgages, capitalized leases, conditional sales agreements, title retention agreements, liens or other encumbrances except Permitted Liens.

Section 5.4.  Financial Statements; Solvency.

(a) There has been furnished to the Banks audited consolidated financial statements of the Borrowers dated the Balance Sheet Date. Said financial statements have been prepared in accordance with GAAP and fairly present in all material respects the financial condition of the Borrowers on a consolidated basis, as at the close of business on the date thereof and the results of operations for the period then ended. There are no contingent liabilities of the Borrowers involving material amounts, known to the officers of the Borrowers, which have not been disclosed in said balance sheets and the related notes thereto or otherwise in writing to the Banks.

(b) The Borrowers on a consolidated basis (both before and after giving effect to the transactions contemplated by this Credit Agreement) are and will be solvent (i.e., they have assets having a fair value in excess of the amount required to pay their probable liabilities on their existing debts as they become absolute and matured) and have, and expect to have, the ability to pay their debts from time to time incurred in connection therewith as such debts mature.

Section 5.5.  No Material Changes, Etc.

Since the Balance Sheet Date, there have occurred no material adverse changes in the financial condition or businesses of the Borrowers, taken as a whole, as shown on or reflected in the consolidated balance sheet of the Borrowers as of the Balance Sheet Date, or the consolidated statement of income for the fiscal year then ended. Since the Balance Sheet Date, there have not been any Distributions other than as permitted by Section 7.6 hereof.

Section 5.6.  Permits, Franchises, Patents, Copyrights, Etc.

Each Borrower possess all franchises, patents, copyrights, trademarks, trade names, licenses and permits, and rights in respect of the foregoing, adequate for the conduct of their businesses substantially as now conducted without known conflict with any rights of others.

Section 5.7.  Litigation.

Except as shown on Schedules 5.7 and 5.16 hereto, there are no actions, suits, proceedings or investigations of any kind pending or, to the knowledge of any Borrower, threatened against any Borrower before any court, tribunal or administrative agency or board which, if adversely determined, might, either in any individual case or in the aggregate, materially adversely affect the properties, assets, financial condition or business of the Borrowers, taken as a whole, or materially impair the right of the Borrowers, taken as a whole, to carry on business substantially as now conducted, or result in any substantial liability not adequately covered by insurance, or for which adequate reserves are not maintained on the consolidated balance sheet or which question the validity of any of the Loan Documents or any action taken or to be taken pursuant hereto or thereto.

Section 5.8.  No Materially Adverse Contracts, Etc.

No Borrower is subject to any charter, corporate or other legal restriction, or any judgment, decree, order, rule or regulation which in the judgment of the Borrowers' officers has or is expected in the future to have a materially adverse effect on the business, assets or financial condition of the Borrowers, taken as a whole. No Borrower is a party to any contract or agreement which in the judgment of the Borrowers' officers has or is expected to have any materially adverse effect on the business of the Borrowers, taken as a whole, except as otherwise reflected in adequate reserves.

Section 5.9.  Compliance With Other Instruments, Laws, Etc.

No Borrower is violating any provision of its charter documents or by-laws or any agreement or instrument by which any of them may be subject or by which any of them or any of their properties may be bound or any decree, order, judgment, or any statute, license, rule or regulation, in a manner which could result in the imposition of substantial penalties or materially and adversely affect the financial condition, properties or business of any Borrower. All Material Contracts (a complete and accurate list of which is attached hereto as Schedule 5.9) are in full force and effect, and no default or event of default has occurred and is continuing under any Material Contract.

Section 5.10.  Tax Status.

Each Borrower has made or filed all federal and state income and all other tax returns, reports and declarations required by any jurisdiction to which any of them is subject (unless and only to the extent that such Borrower has set aside on its books provisions reasonably adequate for the payment of all unpaid and unreported taxes); and have paid all taxes and other governmental assessments and charges that are material in amount, shown or determined to be due on such returns, reports and declarations, except those being contested in good faith; and have set aside on their books provisions reasonably adequate for the payment of all taxes for periods subsequent to the periods to which such returns, reports or declarations apply. There are no unpaid taxes in any material amount claimed to be due by the taxing authority of any jurisdiction, and the officers of the Borrowers know of no basis for any such claim.

Section 5.11.  No Event of Default.

No Default or Event of Default has occurred and is continuing as of the date of this Credit Agreement.

Section 5.12.  Holding Company and Investment Company Acts.

No Borrower is a "holding company," or a "subsidiary company" of a "holding company," or an "affiliate" of a "holding company," as such terms are defined in the Public Utility Holding Company Act of 1935; nor is any of them a "registered investment company," or an "affiliated company" or a "principal underwriter" of a "registered investment company," as such terms are defined in the Investment Company Act of 1940, as amended.

Section 5.13.  Absence of Financing Statements, Etc.

Other than Permitted Liens, there is no financing statement, security agreement, chattel mortgage, real estate mortgage or other document filed or recorded with any filing records, registry, or other public office, which purports to cover, affect or give notice of any present or possible future lien on, or security interest in, any assets or property of any Borrower, or any rights relating thereto.

Section 5.14.  Employee Benefit Plans.

(a) Each Employee Benefit Plan and each Guaranteed Pension Plan has been maintained and operated in compliance in all material respects with the provisions of ERISA and, to the extent applicable, the Code, including but not limited to the provisions thereunder respecting prohibited transactions and the bonding of fiduciaries and other persons handling plan funds as required by Section 412 of ERISA. Each Borrower has heretofore delivered to the Administrative Agent the most recently completed annual report, Form 5500, with all required attachments, and actuarial statement required to be submitted under Section 103(d) of ERISA, with respect to each Guaranteed Pension Plan.

(b) No Employee Benefit Plan, which is an employee welfare benefit plan within the meaning of Section 3(1) or Section 3(2)(B) of ERISA, provides benefit coverage subsequent to termination of employment, except as required by Title I, Part 6 of ERISA or the applicable state insurance laws. A Borrower may terminate each such Plan at any time (or at any time subsequent to the expiration of any applicable bargaining agreement) in the discretion of such Borrower without liability to any Person other than for claims arising prior to termination.

(c) Each contribution required to be made to a Guaranteed Pension Plan, whether required to be made to avoid the incurrence of an accumulated funding deficiency, the notice or lien provisions of Section 302(f) of ERISA, or otherwise, has been timely made. No waiver of an accumulated funding deficiency or extension of amortization periods has been received with respect to any Guaranteed Pension Plan, and no Borrower nor any ERISA Affiliate is obligated to or has posted security in connection with an amendment to a Guaranteed Pension Plan pursuant to Section 307 of ERISA or Section 401(a)(29) of the Code. No liability to the PBGC (other than required insurance premiums, all of which have been paid) has been incurred by any Borrower or any ERISA Affiliate with respect to any Guaranteed Pension Plan and there has not been any ERISA Reportable Event (other than an ERISA Reportable Event as to which the requirement of 30 days notice has been waived), or any other event or condition which presents a material risk of termination of any Guaranteed Pension Plan by the PBGC. Based on the latest valuation of each Guaranteed Pension Plan (which in each case occurred within twelve months of the date of this representation), and on the actuarial methods and assumptions employed for that valuation, the aggregate benefit liabilities of all such Guaranteed Pension Plans within the meaning of Section 4001 of ERISA did not exceed the aggregate value of the assets of all such Guaranteed Pension Plans, disregarding for this purpose the benefit liabilities and assets of any Guaranteed Pension Plan with assets in excess of benefit liabilities.

(d) No Borrower nor any ERISA Affiliate has incurred any material liability (including secondary liability) to any Multiemployer Plan as a result of a complete or partial withdrawal from such Multiemployer Plan under Section 4201 of ERISA or as a result of a sale of assets described in Section 4204 of ERISA. No Borrower nor any ERISA Affiliate has been notified that any Multiemployer Plan is in reorganization or insolvent under and within the meaning of Section 4241 or Section 4245 of ERISA or is at risk of entering reorganization or becoming insolvent, or that any Multiemployer Plan intends to terminate or has been terminated under Section 4041A of ERISA.

Section 5.15.  Use of Proceeds.

Section 5.15.1.  General.

The proceeds of the Loans shall be used solely as follows: (a)  to refinance existing Indebtedness of the Borrowers under the Prior Credit Agreement, (b) to finance the Wichita Acquisition and acquisitions permitted pursuant to Section 7.4; and (c) for capital expenditures, working capital, and general corporate purposes.

Section 5.15.2.  Regulations U and X.

No portion of any Loan is to be used, and no portion of any Letter of Credit is to be obtained, for the purpose of purchasing or carrying any "margin security" or "margin stock" as such terms are used in Regulations U and X of the Board of Governors of the Federal Reserve System, 12 C.F.R. Parts 221 and 224.

Section 5.15.3.  Ineligible Securities.

No portion of the proceeds of any Loans is to be used, and no portion of any Letter of Credit is to be obtained, for the purpose of (a) knowingly purchasing, or providing credit support for the purchase of, Ineligible Securities from a Section 20 Subsidiary during any period in which such Section 20 Subsidiary makes a market in such Ineligible Securities, (b) knowingly purchasing, or providing credit support for the purchase of, during the underwriting or placement period, any Ineligible Securities being underwritten or privately placed by a Section 20 Subsidiary, or (c) making, or providing credit support for the making of, payments of principal or interest on Ineligible Securities underwritten or privately placed by a Section 20 Subsidiary and issued by or for the benefit of the Borrowers or other Affiliate of the Borrowers.

Section 5.16.  Environmental Compliance.

Each Borrower has investigated the past and present condition and usage of the Real Property and the operations conducted thereon and, based upon such diligent investigation, has determined that, except as shown on Schedule  5.16:

(a) No Borrower, nor any operator of the Borrowers' properties, is in violation, or alleged violation, of any judgment, decree, order, law, permit, license, rule or regulation pertaining to environmental matters, including without limitation, those arising under RCRA, CERCLA, the Superfund Amendments and Reauthorization Act of 1986, the Federal Clean Water Act, the Federal Clean Air Act, the Toxic Substances Control Act, or any state or local statute, regulation, ordinance, order or decree relating to health, safety or the environment (the "Environmental Laws"), which violation would have a material adverse effect on the business, assets or financial condition of the Borrowers on a consolidated basis.

(b) No Borrower has received notice from any third party, including, without limitation: any federal, state or local governmental authority, (i) that any of the Borrowers has been identified by the United States Environmental Protection Agency ("EPA") as a potentially responsible party under CERCLA with respect to a site listed on the National Priorities List, 40 C.F.R. Part 300 Appendix B; (ii) that any hazardous waste, as defined by 42 U.S.C. Section 6903(5), any hazardous substances as defined by 42 U.S.C. Section 9601(14), any pollutant or contaminant as defined by 42 U.S.C. Section 9601(33) or any toxic substance, oil or hazardous materials or other chemicals or substances regulated by any Environmental Laws ("Hazardous Substances") which any of the Borrowers has generated, transported or disposed of has been found at any site at which a federal, state or local agency or other third party has conducted or has ordered that any Borrower conduct a remedial investigation, removal or other response action pursuant to any Environmental Law; or (iii) that it is or shall be a named party to any claim, action, cause of action, complaint, legal or administrative proceeding arising out of any third party's incurrence of costs, expenses, losses or damages of any kind whatsoever in connection with the release of Hazardous Substances.

(c) Except where it would not have a material adverse effect on the value of the Real Property, (i) no portion of the Real Property has been used for the handling, processing, storage or disposal of Hazardous Substances; and no underground tank or other underground storage receptacle for Hazardous Substances is located on such properties; (ii) in the course of any activities conducted by the Borrowers, or operators of the Real Property, no Hazardous Substances have been generated or are being used on such properties; (iii) there have been no unpermitted Releases or threatened Releases of Hazardous Substances on, upon, into or from the Real Property; (iv) to the best of the Borrowers' knowledge, there have been no Releases on, upon, from or into any real property in the vicinity of the Real Property which, through soil or groundwater contamination, may have come to be located on such properties; and (v) in addition, when required under applicable Environmental Laws, any Hazardous Substances that have been generated on the Real Property have been transported offsite only by carriers having an identification number issued by the EPA, treated or disposed of only by treatment or disposal facilities maintaining valid permits as required under applicable Environmental Laws, which transporters and facilities, to the best of the Borrowers' knowledge, have been and are operating in material compliance with such permits and applicable Environmental Laws.

(d) None of the Real Property is or shall be subject to any applicable environmental clean-up responsibility law or environmental restrictive transfer law or regulation, by virtue of the transactions set forth herein and contemplated hereby.

Section 5.17.  Perfection of Security Interests.

All filings, assignments, pledges and deposits of documents or instruments to be made by the Borrowers have been made and all other actions have been taken that are necessary or advisable under applicable law to establish and perfect the Administrative Agent's security interest in the Collateral. The Collateral and the Administrative Agent's rights with respect to the Collateral are not subject to any setoff, claims, withholdings or other defenses.

Section 5.18.  Transactions with Affiliates.

Except as disclosed in Schedule 5.18 or filings made by the Borrowers under the Securities Exchange Act of 1934 prior to the Closing Date, and except for arm's length transactions pursuant to which a Borrower makes payments in the ordinary course of business upon terms no less favorable than such Borrower could obtain from third parties, none of the officers, directors, or employees of any Borrower is presently a party to any transaction with another Borrower (other than for services as employees, officers and directors), including any contract, agreement or other arrangement providing for the furnishing of services to or by, providing for rental of real or personal property to or from, or otherwise requiring payments to or from any officer, director or such employee or, to the knowledge of any Borrower, any corporation, partnership, trust or other entity in which any officer, director, or any such employee has a substantial interest or is an officer, director, trustee or partner.

Section 5.19.  Subsidiaries.

Schedule 2 sets forth a complete and accurate list of the Subsidiaries of the Parent, including the name of each Subsidiary, the location of its chief executive office, and its jurisdiction of incorporation, together with the number of authorized and outstanding shares of each Subsidiary. Each Subsidiary listed on Schedule 2 is (a) wholly owned by the Parent (except as noted in such Schedule) and (b) is a Borrower hereunder, 100% of the assets and stock of which have been pledged to the Administrative Agent on behalf of the Banks (subject to Permitted Liens) pursuant to the Security Documents. The Parent has good and marketable title to all of the shares it purports to own of the stock of each such Subsidiary, and each other Borrower has good and marketable title to all of the shares it purports to own of the stock of such Subsidiary, free and clear in each case of any lien. All such shares have been duly issued and are fully paid and non-assessable.

Section 5.20.  True Copies of Charter and Other Documents.

Each Borrower has furnished the Administrative Agent copies, in each case true and complete as of the Closing Date, of its (a) charter and other incorporation documents and (b) by-laws, each including any amendments thereto .

Section 5.21.  Disclosure.

Neither this Credit Agreement, nor any of the other Loan Documents, nor any document or information furnished by the Borrowers in connection therewith contains any untrue statement of a material fact or omits to state a material fact (known to any Borrower in the case of any document or information not furnished by the Borrowers) necessary in order to make the statements herein or therein not misleading. There is no fact known to any Borrower which materially adversely affects, or which is reasonably likely in the future to materially adversely affect, the business, assets, or financial condition of any Borrower, exclusive of effects resulting from changes in general economic conditions, legal standards or regulatory conditions.

Section 5.22.  Capitalization.

(a) As of March 31, 2000, the authorized capital stock of the Parent consists of 50,000,000 shares of common stock (par value $0.01 per share) of which 21,417,440 shares were outstanding as of such date. All of such outstanding shares are fully paid and non-assessable. In addition, as of March 31, 2000, the Board of Directors of the Parent has duly reserved 725,399 shares of the Parent's common stock for issuance pursuant to outstanding warrants, and has reserved twelve percent (12%) of shares of the Parent's common stock outstanding at any given time for issuance upon the exercise of employee stock options granted pursuant to the Parent's stock option plan.

(b) The shares of the capital stock of the Subsidiaries pledged to the Administrative Agent pursuant to the Stock Pledge Agreements are held of record as set forth on the respective Annex A to each Stock Pledge Agreement. Such capital stock constitutes, of record, 100% of the outstanding capital stock of each such Subsidiary, and, to our knowledge, on a fully-diluted basis, 100% of such outstanding capital stock.

Section 6.  AFFIRMATIVE COVENANTS OF THE BORROWERS.

The Borrowers jointly and severally covenant and agree that, so long as any Loan or Note is outstanding or the Banks have any obligation to make Loans or the Administrative Agent has any obligation to issue, extend, or renew any Letters of Credit hereunder:

Section 6.1.  Punctual Payment.

The Borrowers will duly and punctually pay or cause to be paid the principal and interest on the Loans, all Reimbursement Obligations, fees and other amounts provided for in this Credit Agreement and the other Loan Documents, all in accordance with the terms of this Credit Agreement and such other Loan Documents.

Section 6.2.  Maintenance of Offices.

The Parent will maintain its chief executive offices at 620 Coolidge Drive, Suite 350, Folsom, California 95630-3155, and each Subsidiary will maintain its chief executive offices at the location set forth on Schedule 2 , or at such other place in the United States as the Borrowers shall designate upon 30 days' prior written notice to the Administrative Agent.

Section 6.3.  Records and Accounts.

Each Borrower will (i) keep true and accurate records and books of account in which full, true and correct entries will be made in accordance with generally accepted accounting principles, (ii) maintain adequate accounts and reserves for all taxes (including income taxes), depreciation, depletion, obsolescence and amortization of its properties, contingencies, and other reserves, and (iii) at all times engage the Accountants as the independent certified public accountants of the Borrowers.

Section 6.4.  Financial Statements, Certificates and Information.

The Borrowers will deliver to the Banks:

(a) as soon as practicable, but, in any event not later than 90 days after the end of each fiscal year of the Borrowers, the consolidated and consolidating balance sheets of the Borrowers as at the end of such year, statements of cash flows, and the related consolidated and consolidating statements of operations, each setting forth in comparative form the figures for the previous fiscal year, all such consolidated and consolidating financial statements to be in reasonable detail, prepared in accordance with GAAP and, with respect to the consolidated financial statements, certified by the Accountants. In addition, simultaneously therewith, the Borrowers shall use reasonable efforts to provide the Banks with a written statement from the Accountants to the effect that the Borrowers are in compliance with the covenants set forth in Section 8 hereof, and that, in making the examination necessary to said certification, nothing has come to the attention of the Accountants that would indicate that any Default or Event of Default exists, or, if the Accountants shall have obtained knowledge of any then existing Default or Event of Default they shall disclose in such statement any such Default or Event of Default; provided that the Accountants shall not be liable to the Banks for failure to obtain knowledge of any Default or Event of Default;

(b) as soon as practicable, but in any event not later than 45 days after the end of each fiscal quarter of the Borrowers, copies of the consolidated and consolidating balance sheets and statement of operations of the Borrowers as at the end of such quarter, subject to year end adjustments, and the related statement of cash flows, all in reasonable detail and prepared in accordance with GAAP, with a certification by the principal financial or accounting officer of the Borrowers (the "CFO") that the consolidated financial statements are prepared in accordance with GAAP and fairly present the consolidated financial condition of the Borrowers as at the close of business on the date thereof and the results of operations for the period then ended;

(c) simultaneously with the delivery of the financial statements referred to in (a) and (b) above, a statement in the form of Exhibit D hereto (the "Compliance Certificate") certified by the CFO that the Borrowers are in compliance with the covenants contained in Section Section 6, 7 and 8 hereof as of the end of the applicable period setting forth in reasonable detail computations evidencing such compliance, provided that if the Borrowers shall at the time of issuance of such certificate or at any other time obtain knowledge of any Default or Event of Default, the Borrowers shall include in such certificate or otherwise deliver forthwith to the Banks a certificate specifying the nature and period of existence thereof and what action the Borrowers propose to take with respect thereto and a certificate of the Borrowers' Chief Operating Officer in the form attached hereto as Exhibit E with respect to environmental matters;

(d) contemporaneously with or promptly following the delivery thereof to the boards of directors of the Borrowers, copies of the financial statements, financial projections and annual budget concerning the Borrowers in substantially the same form in which such information is supplied to the boards of directors of the Borrowers;

(e) contemporaneously with, or promptly following, the filing or mailing thereof, copies of all material of a financial nature filed with the Securities and Exchange Commission or sent to the stockholders of the Borrowers; and

(f) from time to time, such other financial data and other information (including accountants' management letters) as the Banks may reasonably request.

The Borrowers hereby authorize the Banks to disclose any information obtained pursuant to this Credit Agreement to all appropriate governmental regulatory authorities where required by law; provided, however, that this authorization shall not be deemed to be a waiver of any rights to object to the disclosure by the Banks of any such information which the Borrowers have or may have under the federal Right to Financial Privacy Act of 1978, as in effect from time to time.

Section 6.5.  Corporate Existence and Conduct of Business.

Each Borrower will do or cause to be done all things necessary to preserve and keep in full force and effect its corporate existence, corporate rights and franchises; effect and maintain its foreign qualifications, licensing, domestication or authorization except as terminated by such Borrower's Board of Directors in the exercise of its reasonable judgment and except where the failure of a Borrower to remain so qualified would not materially adversely impair the financial condition of the Borrowers on a consolidated basis; use its best efforts to comply with all applicable laws; and shall not become obligated under any contract or binding arrangement which, at the time it was entered into would materially adversely impair the financial condition of the Borrowers on a consolidated basis. Each Borrower will continue to engage primarily in the businesses now conducted by it and in related businesses.

Section 6.6.  Maintenance of Properties.

The Borrowers will cause all material properties used or useful in the conduct of their businesses to be maintained and kept in good condition, repair and working order and supplied with all necessary equipment and will cause to be made all necessary repairs, renewals, replacements, betterments and improvements thereof, all as in the judgment of the Borrowers may be necessary so that the businesses carried on in connection therewith may be properly and advantageously conducted at all times; provided, however, that nothing in this section shall prevent the Borrowers from discontinuing the operation and maintenance of any of their properties if such discontinuance is, in the judgment of the Borrowers, desirable in the conduct of their business and which does not in the aggregate materially adversely affect the businesses of the Borrowers on a consolidated basis.

Section 6.7.  Insurance.

The Borrowers will maintain with financially sound and reputable insurance companies, funds or underwriters' insurance of the kinds, covering the risks (other than risks arising out of or in any way connected with personal liability of any officers and directors thereof) and in the relative proportionate amounts usually carried by reasonable and prudent companies conducting businesses similar to that of the Borrowers, but in no event less than that required under Section 7 of the Security Agreement. In addition, the Borrowers will furnish from time to time, upon the Administrative Agent's request, a summary of the insurance coverage of each of the Borrowers, which summary shall be in form and substance satisfactory to the Administrative Agent and, if requested by the Administrative Agent, will furnish to the Administrative Agent copies of the applicable policies.

Section 6.8.  Taxes.

The Borrowers will duly pay and discharge, or cause to be paid and discharged, before the same shall become overdue, all taxes, assessments and other governmental charges (other than taxes, assessments and other governmental charges imposed by foreign jurisdictions which in the aggregate are not material to the business or assets of any Borrower on an individual basis or of the Borrowers on a consolidated basis) imposed upon it and its real properties, sales and activities, or any material part thereof, or upon the income or profits therefrom, as well as all claims for labor, materials, or supplies, which if unpaid might by law become a lien or charge upon any material portion of its property, unless such lien is a Permitted Lien; provided, however, that any such tax, assessment, charge, levy or claim need not be paid if the validity or amount thereof shall currently be contested in good faith by appropriate proceedings and if such Borrower shall have set aside on its books adequate reserves with respect thereto; and provided, further, that the Borrowers will pay all such taxes, assessments, charges, levies or claims forthwith upon the commencement of proceedings to foreclose any lien which may have attached as security therefor.

Section 6.9.  Inspection of Properties, Books, and Contracts.

The Borrowers will permit the Banks, the Administrative Agent or any of their designated representatives, upon reasonable notice and during normal business hours, to visit and inspect any of their properties, to examine their books of account (including the making of periodic accounts receivable reviews), or contracts (and to make copies thereof and extracts therefrom), and to discuss their affairs, finances and accounts with, and to be advised as to the same by, their officers, all at such times and intervals as the Banks may reasonably request.

Section 6.10.  Compliance with Laws, Contracts, Licenses and Permits; Maintenance of Material Licenses and Permits.

The Borrowers will (i) comply with the provisions of their charter documents and by-laws and all agreements and instruments by which they or any of their properties may be bound; and (ii) comply with all applicable laws and regulations (including Environmental Laws), decrees, orders, judgments, licenses and permits, including, without limitation, all environmental permits hereto ("Applicable Laws"), except where noncompliance with such Applicable Laws would not have a material adverse effect in the aggregate on the consolidated financial condition, properties or businesses of the Borrowers. If at any time while the Notes, or any Loan or Letter of Credit is outstanding or any Bank or the Administrative Agent has any obligation to make Loans or issue Letters of Credit hereunder, any authorization, consent, approval, permit or license from any officer, agency or instrumentality of any government shall become necessary or required in order that the Borrowers may fulfill any of their obligations hereunder, the Borrowers will immediately take or cause to be taken all reasonable steps within the power of the Borrowers to obtain such authorization, consent, approval, permit or license and furnish the Banks with evidence thereof.

Section 6.11.  Environmental Indemnification.

Each Borrower covenants and agrees that it will indemnify and hold the Banks harmless from and against any and all claims, expense, damage, loss or liability incurred by the Banks (including all costs of legal representation incurred by the Banks) relating to (a) any release or threatened release of hazardous substances on the Real Property; (b) any violation of any Environmental Laws with respect to conditions at the Real Property or the operations conducted thereon; or (c) the investigation or remediation of offsite locations at which any Borrower or its predecessors are alleged to have directly or indirectly disposed of hazardous substances. It is expressly acknowledged by each Borrower that this covenant of indemnification shall include claims, expense, damage, loss or liability incurred by the Banks based upon the Banks' negligence, and this covenant shall survive any foreclosure or any modification, release or discharge of the Loan Documents or the payment of the Loans and shall inure to the benefit of the Banks, their successors and assigns.

Section 6.12.  Further Assurances.

The Borrowers will cooperate with the Banks and execute such further instruments and documents as the Banks shall reasonably request to carry out to the Banks' satisfaction the transactions contemplated by this Credit Agreement and the Loan Documents.

Section 6.13.  Notice of Potential Claims or Litigation.

The Borrowers will deliver to the Banks, within 30 days of receipt thereof, written notice of the initiation of any action, claim, complaint, or any other notice of dispute or potential litigation (including without limitation any alleged violation of any Environmental Law), wherein the potential liability is in excess of $750,000, together with a copy of each such notice received by any Borrower.

Section 6.14.  Notice of Certain Events Concerning Insurance and Environmental Claims.

(a) The Borrowers will provide the Banks with written notice as to any material cancellation or material change in any insurance of the Borrowers within ten (10) Business Days after the Borrowers' receipt of any notice (whether formal or informal) of such cancellation or change by any of their insurers.

(b) The Borrowers will promptly notify the Banks in writing of any of the following events:

(i) upon any Borrower obtaining knowledge of any violation of any Environmental Law regarding the Real Property or any Borrower's operations, which violation could have a material adverse effect on the Real Property or on such Borrower's operations; (ii) upon any Borrower obtaining knowledge of any potential or known Release or threat of Release of any Hazardous Substance at, from, or into the Real Property which any Borrower reports in writing or is reportable by it in writing to any governmental authority and which is material in amount or nature or which could materially affect the value of the Real Property; (iii) upon any Borrower's receipt of any notice of violation of any Environmental Laws or of any Release or threatened Release of Hazardous Substances, including a notice or claim of liability or potential responsibility from any third party (including without limitation any federal, state or local governmental officials) and including notice of any formal inquiry, proceeding, demand, investigation or other action with regard to (A) any Borrower's or any Person's operation of the Real Property, (B) contamination on, from or into the Real Property, or (C) investigation or remediation of offsite locations at which any Borrower or any of its predecessors is alleged to have directly or indirectly Disposed of Hazardous Substances, which violation or Release in any such case could have a material adverse effect on the Real Property or on any Borrower's operations; or (iv) upon any Borrower obtaining knowledge that any material expense or loss has been incurred by such governmental authority in connection with the assessment, containment, removal or remediation of any Hazardous Substances with respect to which any Borrower may be liable or for which a lien may be imposed on the Real Property.

Section 6.15.  Response Actions.

The Borrowers covenant and agree that if any Release or Disposal of Hazardous Substances shall occur or shall have occurred on the Real Property, the Borrowers will cause the prompt containment and removal of such Hazardous Substances and remediation of the Real Property as necessary to comply with all Environmental Laws or to preserve the value of the Real Property.

Section 6.16.  Notice of Default.

The Borrowers will promptly notify the Banks in writing of the occurrence of any Default or Event of Default. If any Person shall give any notice or take any other action in respect of a claimed default (whether or not constituting an Event of Default) under this Credit Agreement or any other note, evidence of Indebtedness, indenture or other obligation evidencing Indebtedness in excess of $750,000 as to which any Borrower is a party or obligor, whether as principal or surety, the Borrowers shall forthwith give written notice thereof to the Banks, describing the notice of action and the nature of the claimed default.

Section 6.17.  New Subsidiaries.

(a) Any newly-created or acquired Subsidiaries permitted under Section 7.4 shall become Borrowers hereunder by (i) signing a joinder agreement or entering into an amendment to this Credit Agreement and the Security Documents, as applicable, with the other parties hereto and thereto, in form and substance satisfactory to the Administrative Agent, providing that such Subsidiary shall become a Borrower hereunder, 100% of the stock and assets of which shall be pledged to the Administrative Agent for the benefit of the Banks (subject to Permitted Liens), and (ii) providing such other documentation as the Banks or the Administrative Agent may reasonably request, including, without limitation, documentation with respect to the conditions specified in Section 9 hereof. In such event, the Administrative Agent is hereby authorized by the parties to amend Schedule 2 to include such new Subsidiary.

(b) The Parent shall at all times directly or indirectly through a Subsidiary own all of the shares of capital stock of each of the Subsidiaries which are corporations, and such shares shall at all times be pledged to the Administrative Agent pursuant to the Stock Pledge Agreements. The Parent shall at all times directly or indirectly through a Subsidiary own all of the partnership or joint venture interests in each of the Subsidiaries which are partnerships or joint ventures, and such interests shall at all times be pledged to the Administrative Agent pursuant to a partnership pledge agreement in form and substance satisfactory to the Administrative Agent.

Section 6.18.  Employee Benefit Plans.

The Borrowers will (i) promptly upon filing the same with the Department of Labor or Internal Revenue Service, upon request of the Administrative Agent, furnish to the Administrative Agent a copy of the most recent actuarial statement required to be submitted under Section 103(d) of ERISA and Annual Report, Form 5500, with all required attachments, in respect of each Guaranteed Pension Plan and (ii) promptly upon receipt or dispatch, furnish to the Administrative Agent any notice, report or demand sent or received in respect of a Guaranteed Pension Plan under Section Section 302, 4041, 4042, 4043, 4063, 4065, 4066 and 4068 of ERISA, or in respect of a Multiemployer Plan, under Section Section 4041A, 4202, 4219, 4242, or 4245 of ERISA.

Section 6.19.  Notice of Loss of Material Contracts.

The Borrowers will promptly (and in any event within fifteen (15) Business Days after the occurrence thereof) notify the Banks in writing of the termination, or (if earlier) the receipt of a notice of termination of, or any default by any Borrower under, any Material Contract.

Section 7.   CERTAIN NEGATIVE COVENANTS OF THE BORROWERS.

Each Borrower agrees that, so long as any Loan or any Note or other Obligation is outstanding or the Banks have any obligation to make Loans or the Administrative Agent has any obligation to issue, extend or renew any Letters of Credit hereunder:

Section 7.1.  Restrictions on Indebtedness.

No Borrower shall become or be a guarantor or surety of, or otherwise create, incur, assume, or be or remain liable, contingently or otherwise, with respect to any Indebtedness, or become or be responsible in any manner (whether by agreement to purchase any obligations, stock, assets, goods or services, or to supply or advance any funds, assets, goods or services or otherwise) with respect to any undertaking or Indebtedness of any other Person, or incur any Indebtedness other than:

(a) Indebtedness to the Banks and the Administrative Agent arising under this Credit Agreement or the Loan Documents;

(b) incurrence of guaranty, suretyship or indemnification obligations in connection with the Borrowers' performance of services for their respective customers in the ordinary course of their businesses;

(c) Indebtedness of one Borrower to another Borrower;

(d) Equipment Financing (subject to Section 8.5), Seller Debt, the Converted Wasco Bond and other Indebtedness, in an aggregate amount not to exceed the lesser of (i) EBITDA for the four fiscal quarters most recently ended multiplied by 0.75 (calculated on a pro forma basis assuming any acquisition that closed during such period had been completed at the beginning of such period) or (ii) $70,000,000; and

(e) Indebtedness of the Borrowers with respect to performance bonds existing as of the Closing Date, including extensions and renewals thereof, in an aggregate amount not to exceed $8,000,000; and

Section 7.2.  Restrictions on Liens.

No Borrower shall create or incur or suffer to be created or incurred or to exist any lien, encumbrance, mortgage, pledge, charge, restriction or other security interest of any kind upon any property or assets of any character, whether now owned or hereafter acquired, or upon the income or profits therefrom; or transfer any of such property or assets or the income or profits therefrom for the purpose of subjecting the same to the payment of Indebtedness or performance of any other obligation in priority to payment of its general creditors; or acquire, or agree or have an option to acquire, any property or assets upon conditional sale or other title retention or purchase money security agreement, device or arrangement; or suffer to exist for a period of more than 30 days after the same shall have been incurred any Indebtedness or claim or demand against it which if unpaid might by law or upon bankruptcy or insolvency, or otherwise, be given any priority whatsoever over its general creditors; or sell, assign, pledge or otherwise transfer any accounts, contract rights, general intangibles or chattel paper, with or without recourse, except as follows (the "Permitted Liens"):

(a) Liens to secure taxes, assessments and other government charges in respect of obligations not overdue or liens on properties to secure claims for labor, material or supplies in respect of obligations not overdue;

(b) Deposits or pledges made in connection with, or to secure payment of, workmen's compensation, unemployment insurance, old age pensions or other social security obligations;

(c) Liens in respect of judgments or awards which have been in force for less than the applicable period for taking an appeal so long as execution is not levied thereunder or in respect of which the applicable Borrower shall at the time in good faith be prosecuting an appeal or proceedings for review and in respect of which a stay of execution shall have been obtained pending such appeal or review and in respect of which such Borrower maintains adequate reserves;

(d) Liens of carriers, warehousemen, mechanics and materialmen, and other like liens, in existence less than 120 days from the date of creation thereof in respect of obligations not overdue, provided that such liens may continue to exist for a period of more than 120 days if the validity or amount thereof shall currently be contested by the applicable Borrower in good faith by appropriate proceedings and if such Borrower shall have set aside on its books adequate reserves with respect thereto as required by GAAP and provided further that such Borrower will pay any such claim forthwith upon commencement of proceedings to foreclose any such lien;

(e) Encumbrances on Real Property consisting of easements, rights of way, zoning restrictions, restrictions on the use of real property and defects and irregularities in the title thereto, landlord's or lessor's liens under leases to which any Borrower is a party, and other minor liens or encumbrances none of which in the opinion of such Borrower interferes materially with the use of the property affected in the ordinary conduct of the business of such Borrower, which defects do not individually or in the aggregate have a material adverse effect on the business of such Borrower individually or of the Borrowers on a consolidated basis;

(f) Liens securing Equipment Financing permitted under Section 7.1(d) incurred in connection with the lease or acquisition of property or fixed assets useful or intended to be used in carrying on the business of the Borrowers, provided that such Liens shall encumber only the property or assets so acquired and shall not exceed the fair market value thereof, and Liens on the Wasco Collateral with respect to the Converted Wasco Bond;

(g) First-priority liens securing Seller Debt and other Indebtedness permitted by Section 7.1(d), provided that liens securing Seller Debt shall encumber only the property or assets so acquired or the property or assets of any Subsidiary whose stock is so acquired and shall not exceed the fair market value thereof;

(h) Liens in favor of the Administrative Agent for the benefit of the Banks and the Administrative Agent under the Loan Documents; and

(i) Liens granted in favor of certain governmental entities pursuant to any Scheduled Contract listed on Schedule 7.2(i); provided, that such liens (i) encumber only the containers, bins, carts and vehicles used in connection with such Scheduled Contract and (ii) are promptly released as soon as such release is not prohibited under the terms of such Scheduled Contract.

Section 7.3.  Restrictions on Investments.

No Borrower shall purchase or acquire, or make any commitment therefor, any capital stock, equity interest, or other obligations or securities of, or any interest in, any other Person, or make or commit to make any acquisition under Section 7.4, or make or commit to make any advance, loan, extension of credit or capital contribution to or any other investment in, any other Person, other than:

(a) marketable direct or guaranteed obligations of the United States of America that mature within one (1) year from the date of purchase;

(b) demand deposits, certificates of deposit, bankers acceptances and time deposits of United States banks or Eligible Foreign Banks having unimpaired capital and surplus in excess of $250,000,000;

(c) securities commonly known as "commercial paper" issued by a corporation organized and existing under the laws of the United States of America or any state thereof that at the time of purchase have been rated and the ratings for which are not less than "P 1" if rated by Moody's Investors Service, Inc., and not less than "A 1" if rated by Standard and Poor's Rating Group;

(d) extensions of credit in the nature of accounts receivable or notes receivable arising from the sale or lease of goods or services in the ordinary course of business;

(e) investments existing on the date hereof and listed on Schedule 7.3;

(f) loans and advances by any Borrower to another Borrower;

(g) investments with respect to Seller Debt permitted under Section 7.1(d);

(h) investments permitted under Section 7.4;

(i) (i) loans to employees of the Parent for the purpose of financing such employees' acquisition of equity of the Parent (through the exercise of stock options or otherwise) or for relocation costs and expenses in an aggregate principal amount not to exceed $750,000 at any time outstanding.

Section 7.4.  Merger, Consolidation and Disposition of Assets.

Section 7.4.1.  Mergers and Acquisitions.

The Borrowers will not become a party to any merger or consolidation, or agree to or effect any asset acquisition or stock acquisition (other than the acquisition of assets in the ordinary course of business consistent with past practices) except the merger or consolidation of, or asset or stock acquisitions between existing Borrowers, and except as otherwise provided in this Section 7.4.1. The Borrowers may purchase or otherwise acquire all or substantially all of the assets or stock or other equity interests of any other Person provided that:

(a) the Borrowers are in current compliance with and, giving effect to the proposed acquisition (including any borrowings made or to be made in connection therewith), will continue to be in compliance with all of the covenants in Section 8 hereof on a pro forma historical combined basis as if the transaction occurred on the first day of the period of measurement; provided, that, in the case of transactions involving cash consideration to be paid by the Borrowers (including cash deferred payments, contingent or otherwise, and the aggregate amount of all Funded Debt assumed) in excess of $20,000,000, the Administrative Agent and the Banks shall have received a Compliance Certificate demonstrating compliance with Section Section 8.1-8.3 on a pro forma historical combined basis as if the transaction occurred on the first day of the period of measurement;

(b) at the time of such acquisition, no Default or Event of Default has occurred and is continuing, and such acquisition will not otherwise create a Default or an Event of Default hereunder;

(c) the business to be acquired is predominantly in the same lines of business as the Borrowers, or businesses reasonably related or incidental thereto (e.g., non-hazardous solid waste collection, transfer, hauling, recycling, or disposal);

(d) the business to be acquired operates predominantly in the continental United States;

(e) all of the assets to be acquired shall be owned by an existing or newly created Subsidiary of the Parent which Subsidiary shall be a Borrower, 100% of the assets and stock or other equity interests of which have been or, simultaneously with such acquisition, will be pledged to the Administrative Agent on behalf of the Banks (subject to Permitted Liens) or, in the case of a stock or other equity interest acquisition, the acquired company, simultaneously with such acquisition, shall become a Borrower or shall be merged with and into a wholly owned Subsidiary that is a Borrower and such newly acquired or created Subsidiary shall otherwise comply with the provisions of Section 6.17 hereof;

(f) not later than seven (7) days prior to the proposed acquisition date, a copy of the purchase agreement and financial projections, together with audited (if available, or otherwise unaudited) financial statements for any Subsidiary to be acquired or created, for the preceding two (2) fiscal years or such shorter period of time as such Subsidiary has been in existence shall have been furnished to the Administrative Agent, only in cases of Material Acquisitions or upon request by the Administrative Agent;

(g) not later than seven (7) days prior to the proposed acquisition date, (1) a summary of the Borrowers' results of their standard due diligence review, and (2) in the case of a landfill acquisition, a review by a Consulting Engineer and a copy of the Consulting Engineer's report shall have been furnished to the Administrative Agent, only in cases of Material Acquisitions or upon request by the Administrative Agent;

(h) the board of directors and (if required by applicable law) the shareholders, or the equivalent thereof, of the business to be acquired has approved such acquisition;

(i) if such acquisition is made by a merger, a Borrower, or a wholly-owned Subsidiary of the Parent which shall become a Borrower in connection with such merger, shall be the surviving entity;

(j) cash consideration to be paid by such Borrower in connection with any such acquisition or series of related acquisitions (including cash deferred payments, contingent or otherwise, and the aggregate amount of all Funded Debt assumed), shall not exceed $25,000,000 without the consent of the Administrative Agent and the Majority Banks (any acquisition requiring cash consideration in excess of $25,000,000 being referred to as a "Material Acquisition"); and

(k) after taking into account any borrowings to be made in connection with any acquisition, (a) the Borrowers shall have at least $10,000,000 of borrowing availability under Section 2.1 and (b) a pro-forma Leverage Ratio shall be calculated including an additional $10,000,000 of Funded Debt and shall be within the covenant levels required under Section 8.1.

Notwithstanding the foregoing, the Administrative Agent and the Banks hereby approve the Witchita Acquisition provided that (a)

the Borrowers shall have delivered to the Administrative Agent a report prepared by Arthur Andersen that details the financial projections and the pro forma revenue and EBITDA of the Wichita Acquisition, in form and substance reasonably acceptable to the Administrative Agent, (b) the Borrowers shall complete the Wichita Acquisition pursuant to the terms of the Wichita Acquisition Documents and otherwise on terms that are reasonably satisfactory to the Administrative Agent in all respects, including that the aggregate purchase price paid in connection with the Wichita Acquisition shall not exceed, in the aggregate, $68,500,000 plus or minus working capital adjustments in accordance with the Wichita Acquisition Documents, (c) after taking into account any borrowings to be made in connection with the Wichita Acquisition, (i) the Borrowers shall have at least $10,000,000 of borrowing availability under Section 2.1 and (ii) the pro forma Leverage Ratio, which shall be calculated by including an additional $10,000,000 of Funded Debt, shall be within the covenant levels required under Section 8.1, and (d) the Borrowers shall have delivered any other documents required by this Section 7.4.1 or as reasonably requested by the Administrative Agent.

Section 7.4.2.  Disposition of Assets.

No Borrower will become a party to or agree to or effect any disposition of assets in excess of $250,000 in the aggregate (the "Basket"), provided that the proceeds of any such disposition shall be applied toward repayment of the Revolving Credit Loans. Notwithstanding the foregoing, the sale of inventory, the licensing of intellectual property and the disposition of obsolete assets, in each case in the ordinary course of business consistent with past practices, are permitted hereunder without being charged against the Basket.

Section 7.5.  Sale and Leaseback.

The Borrowers shall not enter into any arrangement, directly or indirectly, whereby any Borrower shall sell or transfer any property owned by it in order then or thereafter to lease such property or lease other property which such Borrower intends to use for substantially the same purpose as the property being sold or transferred, without the prior written consent of the Majority Banks.

Section 7.6.  Restricted Distributions and Redemptions.

The Borrowers shall not redeem, convert, retire or otherwise acquire shares of any class of its capital stock, or make any Distributions, except that (a) any Borrower may make Distributions to another Borrower and (b) the Parent may purchase up to $7,500,000 of its stock during the term of this Agreement provided that at the time of any such stock repurchase the Leverage Ratio, taking into account such purchase, shall not exceed 3.50:1. In addition, the Borrowers shall not effect or permit any change in or amendment to any document or instrument pertaining to the terms of any Borrower's capital stock. Notwithstanding the foregoing, no Borrower shall make any Distribution under this Section 7.6 if a Default or Event of Default exists or would be created by the making of such Distribution.

Section 7.7.  Employee Benefit Plans.

No Borrower nor any ERISA Affiliate will:

(a) engage in any "prohibited transaction" within the meaning of Section 406 of ERISA or Section 4975 of the Code which could result in a material liability for any Borrower; or

(b) permit any Guaranteed Pension Plan to incur an "accumulated funding deficiency", as such term is defined in Section 302 of ERISA, whether or not such deficiency is or may be waived; or

(c) fail to contribute to any Guaranteed Pension Plan to an extent which, or terminate any Guaranteed Pension Plan in a manner which, could result in the imposition of a lien or encumbrance on the assets of any Borrower pursuant to Section 302(f) or Section 4068 of ERISA; or

(d) amend any Guaranteed Pension Plan in circumstances requiring the posting of security pursuant to Section 307 of ERISA or Section 401(a)(29) of the Code; or

(e) permit or take any action which would result in the aggregate benefit liabilities (within the meaning of Section 4001 of ERISA) of all Guaranteed Pension Plans exceeding the value of the aggregate assets of such Plans, disregarding for this purpose the benefit liabilities and assets of any such Plan with assets in excess of benefit liabilities.

Section 7.8.  Negative Pledges.  Except as required by any Scheduled Contract in effect on the date hereof,

no Borrower shall enter into or permit to exist any arrangement or agreement, enforceable under applicable law, which directly or indirectly prohibits such Borrower from creating or incurring any lien, encumbrance, mortgage, pledge, charge, restriction or other security interest in favor of the Administrative Agent for the benefit of the Banks and the Administrative Agent under the Loan Documents other than customary anti-assignment provisions in leases and licensing agreements entered into by such Borrower in the ordinary course of its business.

Section 7.9.  Business Activities.

No Borrower will engage directly or indirectly (whether through Subsidiaries or otherwise) in any type of business other than the businesses conducted by such Borrower on the Closing Date and in related businesses.

Section 7.10.  Transactions with Affiliates.

No Borrower will engage in any transaction with any Affiliate (other than for services as employees, officers and directors), including any contract, agreement or other arrangement providing for the furnishing of services to or by, providing for rental of real or personal property to or from, or otherwise requiring payments to or from any such Affiliate or, to the knowledge of the Borrowers, any corporation, partnership, trust or other entity in which any such Affiliate has a substantial interest or is an officer, director, trustee or partner, on terms more favorable to such Person than would have been obtainable on an arm's-length basis in the ordinary course of business.

Section 7.11.  Subordinated Debt.

No Borrower will amend, supplement or otherwise modify the terms of any of the Subordinated Debt or any of the documents evidencing such Subordinated Debt or prepay, redeem or repurchase any of the Subordinated Debt; provided , however, so long as no Default or Event of Default has occurred and is continuing, the Borrowers shall be permitted to make regularly scheduled payments of interest and principal on the Subordinated Debt.

Section 8.  FINANCIAL COVENANTS.

The Borrowers covenant and agree that, so long as any Loan, any Note, or any Reimbursement Obligation is outstanding or the Banks have any obligation to make Loans or the Administrative Agent has any obligation to issue, extend or renew any Letters of Credit hereunder:

Section 8.1.  Leverage Ratio.

As of the end of any fiscal quarter of the Borrowers commencing with the fiscal quarter ending March 31, 2000, the Borrowers will not permit the ratio of Funded Debt to EBITDA (the "Leverage Ratio") to exceed 4.00:1 for any fiscal quarter ending during the period March 31, 2000 through March 31, 2001 or exceed 3.75:1 for any fiscal quarter ending during the period from June 30, 2001 through March 31, 2002 or exceed 3.50:1 for any fiscal quarter ending thereafter. For the purposes of this Section 8.1, the Wasco Funds shall be deducted from Funded Debt and EBITDA shall be calculated for the four fiscal quarters ending on such date.

Section 8.2.  Funded Debt to Capitalization.

The Borrowers shall not at any time permit the percentage of (a) Funded Debt to (b) the sum of Funded Debt plus Consolidated Net Worth to exceed 70% at any time prior to the fiscal quarter ending on June 30, 2001, at which time and thereafter such percentage shall not exceed 65%.

Section 8.3.  Interest Coverage Ratio.

As of the end of any fiscal quarter of the Borrowers commencing with the fiscal quarter ending March 31, 2000, the ratio of (a) EBIT to (b) Consolidated Total Interest Expense shall not be less than 2.00:1; provided, that, any adjustments made pursuant to clause (f) of the definition of EBIT shall not be included in the calculation of this Section 8.3. The Interest Coverage Ratio shall be calculated for the four fiscal quarters ending on such date.

Section 8.4.  Profitable Operations.

The Borrowers will not permit Consolidated Net Income to be less than $1.00 for any fiscal quarter, provided that Consolidated Net Income may exclude (a) non-cash charges for interest expense attributable to loan fees paid to Fleet and the Lenders in connection with the refinancing of the then existing credit facilities of up to 180,000 in the aggregate taken in the fiscal quarter ended March 31, 1999, (b) non-cash special charges relating to the "Allied Swap" in an aggregate amount not to exceed $833,000 and taken during the fiscal quarter ending June 30, 2000, (c) non-cash stock compensation charges of up to $260,000 in the aggregate taken during the four (4) fiscal quarters ending March 31, 2000 and no more than $110,000 in the aggregate thereafter (to the extent deducted in determining Consolidated Net Income), and (d) pooling charges taken in connection with any acquisition permitted under Section 7.4.1 hereof to the extent such pooling charges were deducted in determining Consolidated Net Income (or deficit).

Section 8.5.  Capital Expenditures.

The Borrowers will not make Capital Expenditures in any fiscal year in excess of, in the aggregate, 2.0 times the actual depreciation expenses for such fiscal year.

Section 9.  CLOSING CONDITIONS.

The obligations of the Banks to make the Loans and the Administrative Agent to issue Letters of Credit on the Closing Date and otherwise be bound by the terms of this Credit Agreement shall be subject to the satisfaction of each of the following conditions precedent:

Section 9.1.  Corporate Action.

All corporate action necessary for the valid execution, delivery and performance by the Borrowers of the Loan Documents shall have been duly and effectively taken, and satisfactory evidence thereof shall have been provided to the Administrative Agent.

Section 9.2.  Loan Documents, Etc.

Each of the Loan Documents shall have been duly and properly authorized, executed and delivered by the respective parties thereto and shall be in full force and effect in a form satisfactory to the Banks.

Section 9.3.  Certificate of Secretary; Good Standing Certificates.

The Administrative Agent shall have received from each Borrower a certificate as to the good standing of each from the Secretary of State or other appropriate official of the state of its organization, dated no earlier than April 27, 2000. The Administrative Agent shall also have received from each Borrower a certificate of its Secretary certifying the following attachments thereto: (a) a copy of its certificate or articles of incorporation or constitutive documents, in each case as amended to date, certified by the Secretary of State or other appropriate official of the state of its organization, (b) a true and correct copy of its by-laws, including all amendments thereto, (c) a true and correct copy of the resolutions of its board of directors authorizing the transactions contemplated hereunder and under the other Loan Documents. Such Secretary's Certificate shall also give the name and bear a specimen signature of each individual who shall be authorized (i) to sign the Loan Documents on behalf of the Borrowers; (ii) to make Loan and Letter of Credit Requests; and (iii) to give notices and to take other action on the Borrowers' behalf under the Loan Documents.

Section 9.4.  Validity of Liens.

The Security Documents shall be effective to create in favor of the Administrative Agent a legal, valid and enforceable first (except for Permitted Liens entitled to priority under applicable law) security interest in and lien upon the Collateral. All filings, recordings, deliveries of instruments and other actions necessary or desirable in the opinion of the Administrative Agent to protect and preserve such security interests shall have been duly effected. The Administrative Agent shall have received evidence thereof in form and substance satisfactory to the Administrative Agent.

Section 9.5.  Perfection Certificates and UCC Search Results.

The Administrative Agent shall have received from each Borrower a completed and fully executed Perfection Certificate and the results of UCC searches with respect to the Collateral, indicating no liens other than Permitted Liens and otherwise in form and substance satisfactory to the Administrative Agent.

Section 9.6.  Certificates of Insurance.

The Administrative Agent shall have received a certificate of insurance signed by the insurer or an Administrative Agent authorized to bind the insurer dated as of the Closing Date, or within 15 days prior thereto, identifying insurers, types of insurance, insurance limits, and policy terms, and otherwise describing the Borrowers' insurance coverage obtained in accordance with the provisions of the Security Agreement.

Section 9.7.  Legal Opinions.

The Administrative Agent shall have received a favorable legal opinion from counsel to each of the Borrowers, addressed to the Administrative Agent and the Banks, dated as of the Closing Date, in form and substance satisfactory to the Administrative Agent.

Section 9.8.  Environmental Permit Certificate.

The Banks shall have received an environmental permit certificate in substantially the form of Exhibit E from the Borrowers satisfactory to the Administrative Agent concerning principal operating permits at the Borrowers' principal operating facilities.

Section 9.9.  Payment of Fees.

The Borrowers shall have paid any fees (including, without limitation, those fees set forth in Section 4.1) owing to any of the Banks, the Administrative Agent or the Lead Arranger.

Section 9.10.  Closing Certificate.

The Borrowers shall have delivered to the Administrative Agent a certificate, dated as of the Closing Date, stating that, as of such date (a) the representations and warranties set forth herein or in any other Loan Document are true and correct (b) no Default or Event of Default has occurred and is continuing, (c) each Material Contract is in full force and effect, and no default or event of default has occurred and is continuing under any Material Contract, and (d) that Schedule 2 attached hereto lists all of the Subsidiaries of the Parent as of the Closing Date.

Section 10.  CONDITIONS OF ALL LOANS.

The obligations of the Banks to make any Loan (including without limitation the obligation of the Administrative Agent to issue, extend or renew any Letter of Credit) on and subsequent to the Closing Date is subject to the following conditions precedent:

Section 10.1.  Representations True; No Event of Default.

Each of the representations and warranties of the Borrowers contained in this Credit Agreement or in any document or instrument delivered pursuant to or in connection with this Credit Agreement shall be true as of the date as of which they were made and shall also be true at and as of the time of any Drawdown Date or the issuance of any Letter of Credit with the same effect as if made at and as of that time (except to the extent of changes resulting from transactions contemplated or permitted by this Credit Agreement and changes occurring in the ordinary course of business which singly or in the aggregate are not materially adverse, or to the extent that such representations and warranties relate solely and expressly to an earlier date) and no Default or Event of Default shall have occurred and be continuing.

Section 10.2.  Performance; No Event of Default.

The Borrowers shall have performed and complied with all terms and conditions herein required to be performed or complied with by the Borrowers prior to or at the time of any Loan, and at the time of any Loan, there shall exist no Event of Default or condition which would result in an Event of Default upon consummation of such Loan (including without limitation any amounts to be drawn under a Letter of Credit). Each request by the Borrowers for a Loan (including without limitation each request for issuance of a Letter of Credit) subsequent to the first Loan shall constitute certification by the Borrowers that the conditions specified in Section Section 10.1 and 10.2 will be duly satisfied on the date of such Loan or Letter of Credit issuance.

Section 10.3.  No Legal Impediment.

No change shall have occurred in any law or regulations thereunder or interpretations thereof which in the reasonable opinion of the Banks would make it illegal for the Banks to make Loans hereunder.

Section 10.4.  Governmental Regulation.

The Banks shall have received such statements in form and substance reasonably satisfactory to the Banks as they shall require for the purpose of compliance with any applicable regulations of the Comptroller of the Currency or the Board of Governors of the Federal Reserve System.

Section 10.5.  Proceedings and Documents.

All proceedings in connection with the transactions contemplated by this Credit Agreement and all documents incident thereto shall have been delivered to the Banks as of the date hereof in form and substance satisfactory to the Banks, including without limitation a Loan and Letter of Credit Request in the form attached hereto as Exhibit B, and the Banks shall have received all information and such counterpart originals or certified or other copies of such documents as the Banks may reasonably request.

Section 11.  COLLATERAL SECURITY.

(a) The Obligations shall be secured by a (i) perfected first priority security interest (subject only to Permitted Liens) in all of the assets of the Borrowers, whether now owned or hereafter acquired, pursuant to the terms of the Security Documents to which the Borrowers are a party, and (ii) a pledge of all of the stock of each Subsidiary pursuant to the terms of the Stock Pledge Agreements.

(b) The Borrowers hereby acknowledge that (i) any and all Uniform Commercial Code financing statements filed in connection with the Prior Credit Agreement naming BankBoston, N.A., as Agent, as secured party, and such Borrower, as debtor, shall be effective to perfect the Administrative Agent's security interest granted by such Borrower pursuant to this Credit Agreement to the extent that such security interest may be perfected by the filing of Uniform Commercial Code financing statements and (ii) such prior filings represent pre-filings of Uniform Commercial Code financing statements for purposes of so perfecting the security interest granted by the Borrowers hereunder. Until all of the Obligations have been finally paid and satisfied in full, the provisions of this Section 11(b) shall continue to apply, and such pre-filings shall continue to be effective and not subject to any right of termination in respect of the security interests granted herein, whether any obligations under the Prior Credit Agreement are to be discharged with the proceeds of any of the Loans or are to continue independently or otherwise.

Section 12.  EVENTS OF DEFAULT; ACCELERATION; TERMINATION OF COMMITMENT.

Section 12.1.  Events of Default and Acceleration.

If any of the following events ("Events of Default" or, if the giving of notice or the lapse of time or both is required, then, prior to such notice and/or lapse of time, "Defaults") shall occur:

(a) if the Borrowers shall fail to pay any principal of the Loans or any Reimbursement Obligation when the same shall become due and payable, whether at the Maturity Date or any accelerated date of maturity or at any other date fixed for payment;

(b) if the Borrowers shall fail to pay any interest or fees or other amounts owing hereunder within five (5) Business Days after the same shall become due and payable whether at the Maturity Date or any accelerated date of maturity or at any other date fixed for payment;

(c) if the Borrowers shall fail to comply with the covenants contained in Section Section 6.1, 6.7, 6.8, 6.10, 6.13, 6.14, 6.16, 6.17, 6.19, 7 or 8;

(d) if the Borrowers shall fail to comply with the covenants contained in (i) Section Section 6.2, 6.3, 6.5, 6.6, 6.9, 6.11, 6.12, 6.15, or 6.18 within thirty (30) days of the Borrowers' knowledge of a violation of such covenants or (ii) Section 6.4 within five (5) days of the Borrowers' knowledge of a violation of such covenant;

(e) if the Borrowers shall fail to perform any term, covenant or agreement contained herein or in any of the other Loan Documents (other than those specified in subsections (a), (b), (c) and (d) above) within 30 days after written notice of such failure has been given to the Borrowers by the Administrative Agent or any Bank;

(f) if any representation or warranty contained in this Credit Agreement or in any document or instrument delivered pursuant to or in connection with this Credit Agreement shall prove to have been false in any material respect upon the date when made or repeated;

(g) if any Borrower shall fail to pay at maturity, or within any applicable period of grace, any and all obligations for borrowed money (other than the Obligations) or any guaranty with respect thereto in an aggregate amount greater than $750,000 or fail to observe or perform any material term, covenant or agreement contained in any agreement by which it is bound, evidencing or securing borrowed money in an aggregate amount greater than $750,000 for such period of time as would, or would have permitted (assuming the giving of appropriate notice if required) the holder or holders thereof or of any obligations issued thereunder to accelerate the maturity thereof, unless the same shall have been waived by the holder(s) thereof; or

(h) if any Borrower makes an assignment for the benefit of creditors, or admits in writing its inability to pay or generally fails to pay its debts as they mature or become due, or petitions or applies for the appointment of a trustee or other custodian, liquidator or receiver of any Borrower or of any substantial part of the assets of any Borrower or commences any case or other proceeding relating to any Borrower under any bankruptcy, reorganization, arrangement, insolvency, readjustment of debt, dissolution or liquidation or similar law of any jurisdiction, now or hereafter in effect, or takes any action to authorize or in furtherance of any of the foregoing, or if any such petition or application is filed or any such case or other proceeding is commenced against any Borrower or such Borrower indicates its approval thereof, consent thereto or acquiescence therein, or such petition or application shall not have been dismissed within sixty (60) days following the filing thereof ;

(i) a decree or order is entered appointing any such trustee, custodian, liquidator or receiver or adjudicating any Borrower bankrupt or insolvent, or approving a petition in any such case or other proceeding, or a decree or order for relief is entered in respect of any Borrower in an involuntary case under federal bankruptcy laws as now or hereafter constituted;

(j) if there shall remain in force, undischarged, unsatisfied and unstayed, for more than thirty (30) days, whether or not consecutive, any final judgment against any Borrower which, with other outstanding final judgments against the Borrowers, exceeds in the aggregate $750,000 after taking into account any undisputed insurance coverage;

(k) any Borrower or any ERISA Affiliate incurs any liability to the PBGC or a Guaranteed Pension Plan pursuant to Title IV of ERISA in an aggregate amount exceeding $750,000, or any Borrower or any ERISA Affiliate is assessed withdrawal liability pursuant to Title IV of ERISA by a Multiemployer Plan requiring aggregate annual payments exceeding $750,000, or any of the following occurs with respect to a Guaranteed Pension Plan: (i) an ERISA Reportable Event, or a failure to make a required installment or other payment (within the meaning of Section 302(f)(1) of ERISA), provided that the Administrative Agent determines in its reasonable discretion that such event (A) could be expected to result in liability of any Borrower to the PBGC or such Guaranteed Pension Plan in an aggregate amount exceeding $750,000 and (B) could constitute grounds for the termination of such Guaranteed Pension Plan by the PBGC, for the appointment by the appropriate United States District Court of a trustee to administer such Guaranteed Pension Plan or for the imposition of a lien in favor of such Guaranteed Pension Plan; or (ii) the appointment by a United States District Court of a trustee to administer such Guaranteed Pension Plan; or (iii) the institution by the PBGC of proceedings to terminate such Guaranteed Pension Plan;

(l) if any of the Loan Documents shall be cancelled, terminated, revoked or rescinded or the Administrative Agent's security interests or liens in a substantial portion of the Collateral shall cease to be perfected, or shall cease to have the priority contemplated by the Security Documents, in each case otherwise than in accordance with the terms thereof or with the express prior written agreement, consent or approval of the Banks, or any action at law, suit or in equity or other legal proceeding to cancel, revoke or rescind any of the Loan Documents shall be commenced by or on behalf of any Borrower or any stockholder of any Borrower who is an officer or director of such Borrower, or any court or any other governmental or regulatory authority or agency of competent jurisdiction shall make a determination that, or issue a judgment, order, decree or ruling to the effect that, any one or more of the Loan Documents is illegal, invalid or unenforceable in accordance with the terms thereof;

(m) (i) the Parent shall at any time, legally or beneficially own less than one hundred percent (100%) of the shares of the capital stock of each other Borrower (directly or indirectly in accordance with Section 6.17), or (ii) any person or group of persons (within the meaning of Section 13 or 14 of the Securities Exchange Act of 1934, as amended) other than existing shareholders of the Parent as of the Closing Date shall have acquired beneficial ownership (within the meaning of Rule 13d-3 promulgated by the Securities and Exchange Commission under said Act) of 20% or more of the outstanding shares of common stock of the Parent; or, during any period of twelve consecutive calendar months, individuals who were directors of the Parent on the first day of such period shall cease to constitute a majority of the board of directors; provided, however, that any such change of control resulting from an acquisition permitted under Section 7.4 shall not constitute a Default or an Event of Default hereunder; or

(n) the early termination or cancellation of, or any material default by a Borrower under, any Material Contract;

then, and in any such event, so long as the same may be continuing, the Administrative Agent may, and at the request of the Majority Banks shall, by notice in writing to the Borrowers, declare all amounts owing with respect to this Credit Agreement, the Notes and the other Loan Documents and all Reimbursement Obligations to be, and they shall thereupon forthwith become, immediately due and payable without presentment, demand, protest or other notice of any kind, all of which are hereby expressly waived by the Borrowers; provided that in the event of any Event of Default specified in Section Section 12.1(h) or 12.1(i), all such amounts shall become immediately due and payable automatically and without any requirement of notice from the Administrative Agent or any Bank. Upon demand by the Banks after the occurrence of any Event of Default, the Borrowers shall immediately provide to the Administrative Agent cash in an amount equal to the Maximum Drawing Amount, to be held by the Administrative Agent as collateral security for the Obligations, provided that in the event of any Event of Default specified in Section Section 12.1(h) or 12.1(i), all such amounts shall become immediately due and payable automatically and without any requirement of notice from the Administrative Agent or any Bank.

Section 12.2.  Termination of Commitments.

If any Event of Default shall occur, the Administrative Agent may, and at the request of the Majority Banks shall, by notice to the Borrowers, terminate the unused portion of the Total Commitment hereunder, and upon such notice being given, such unused portion of the Total Commitment hereunder shall terminate immediately and the Banks shall be relieved of all further obligations to make Loans to or issue Letters of Credit for the account of the Borrowers hereunder, provided that in the event of any Event of Default specified in Section Section 12.1(h) or 12.1(i), all such amounts shall become immediately due and payable automatically and without any requirement of notice from the Administrative Agent or any Bank. No termination of any portion of the Total Commitment hereunder shall relieve the Borrowers of any of their existing Obligations to the Banks hereunder or elsewhere.

Section 12.3.  Remedies.

Subject to Section 13, in case any one or more Events of Default shall have occurred and be continuing, and whether or not the Banks shall have accelerated the maturity of the Loans and other Obligations pursuant to Section 12.1, each Bank may, after giving the Borrowers and Administrative Agent written notice three Business Days before such suit, action or other proceeding, proceed to protect and enforce its rights by suit in equity, action at law or other appropriate proceeding, whether for the specific performance of any covenant or agreement contained in this Credit Agreement and the other Loan Documents or any instrument pursuant to which the Obligations to such Bank are evidenced, including, without limitation, as permitted by applicable law the obtaining of the ex parte appointment of a receiver, and, if such amount shall have become due, by declaration or otherwise, proceed to enforce the payment thereof or any legal or equitable right of such Bank, provided that, if any of the Collateral is located in California, Louisiana or any other state or province having a one form of action rule or any rule which might impair the Collateral, then prior to initiating any such proceeding, such Bank shall have supplied the Administrative Agent with opinions of nationally recognized law firms specializing in California law, Louisiana law, and the law of any other state or province, as applicable, having a one form of action rule to the effect that actions by such Bank under such circumstances shall not constitute an action for purposes of such state's or province's one form of action rule or in any other way impair the Collateral. No remedy herein conferred upon any Bank, the Administrative Agent or the holder of any Note or purchaser of any Letter of Credit Participation is intended to be exclusive of any other remedy and each and every remedy shall be cumulative and shall be in addition to every other remedy given hereunder or now or hereafter existing at law or in equity or by statute or any other provision of law.

Section 13.  SETOFF.

Regardless of the adequacy of any collateral, during the continuance of an Event of Default, any deposits or other sums credited by or due from any Bank to the Borrowers and any securities or other property of the Borrowers in the possession of such Bank may be applied to or set off against the payment of the Obligations and any and all other liabilities, direct or indirect, absolute or contingent, due or to become due, now existing or hereafter arising, of the Borrowers to the Banks. The Banks agree among themselves that, if a Bank shall obtain payment on any Obligation outstanding under this Credit Agreement through the exercise of a right of offset, banker's lien or counterclaim, or from any other source including under Section 12.3 (other than by way of a pro rata payment under this Credit Agreement), it shall promptly make such adjustments with the other Banks as shall be equitable to the end that all the Banks shall share the benefits of such payments pro rata in accordance with the aggregate unpaid amount of the Revolving Credit Notes held by each Bank immediately prior to the payment obtained by such Bank as aforesaid. The Banks further agree among themselves that if any payment to a Bank obtained by such Bank through the exercise of a right of offset, banker's lien or counterclaim, or from any other source (other than by way of a pro rata payment) as aforesaid shall be rescinded or must otherwise be restored, the Banks who shall have shared the benefit of such payment shall return their share of that benefit to the Bank whose payment shall have been rescinded or otherwise restored.

Section 14.  THE ADMINISTRATIVE AGENT.

Section 14.1.  Appointment of Administrative Agent, Powers and Immunities.

Each Bank hereby irrevocably appoints and authorizes the Administrative Agent to act as its agent hereunder and under the other Loan Documents, provided, however, the Administrative Agent is hereby authorized to serve only as an administrative and collateral agent for the Banks and to exercise such powers as are reasonably incidental thereto and as are set forth in this Credit Agreement and the other Loan Documents. The Administrative Agent hereby acknowledges that it does not have the authority to negotiate any agreement which would bind the Banks or agree to any amendment, waiver or modification of any of the Loan Documents or bind the Banks except as set forth in this Credit Agreement or the Loan Documents. Except as provided in this Section 14 and in the other Loan Documents, the Administrative Agent shall take action or refrain from acting only upon instructions of the Banks and no action taken or failure to act without the consent of the Banks shall be binding on any Bank which has not consented. Each Bank irrevocably authorizes the Administrative Agent to execute the Security Documents and all other instruments relating thereto and to take such action on behalf of each of the Banks and to exercise all such powers as are expressly delegated to the Administrative Agent under the Loan Documents and all related documents, together with such other powers as are reasonably incidental thereto. It is agreed that the duties, rights, privileges and immunities of Fleet and the Columbia Issuing Bank, in their capacity as issuers of Letters of Credit hereunder, shall be identical to their duties, rights, privileges and immunities as a Bank as provided in this Section 14. The Administrative Agent shall not have any duties or responsibilities or any fiduciary relationship with any Bank except those expressly set forth in this Credit Agreement. Neither the Administrative Agent nor any of its affiliates shall be responsible to the Banks for any recitals, statements, representations or warranties made by the Borrowers or any other Person whether contained herein or otherwise or for the value, validity, effectiveness, genuineness, enforceability or sufficiency of this Credit Agreement, the other Loan Documents or any other document referred to or provided for herein or therein or for any failure by the Borrowers or any other Person to perform its obligations hereunder or thereunder or in respect of the Notes. The Administrative Agent may employ agents (including the Columbia Issuing Bank as detailed below) and attorneys-in-fact and shall not be responsible for the negligence or misconduct of any such agent or attorneys-in-fact selected by it with reasonable care. The Administrative Agent shall exercise the same care in administering the Loans as it exercises with respect to similar transactions entered into solely for its own account; however, neither the Administrative Agent nor any of its directors, officers, employees or agents shall be responsible for any action taken or omitted to be taken in good faith by it or them hereunder or in connection herewith, except for its or their own gross negligence or willful misconduct. The Administrative Agent in its separate capacity as a Bank shall have the same rights and powers hereunder as any other Bank.

The Banks acknowledge and agree that the Columbia Issuing Bank is acting as the Administrative Agent's special collateral agent with respect to the collateral securing the Columbia Letter of Credit and shall be entitled to the right of indemnification granted to the Administrative Agent when acting as the special collateral agent, except in instances of its own gross negligence or willful misconduct.

Section 14.2.  Actions By Administrative Agent.

The Administrative Agent shall be fully justified in failing or refusing to take any action under this Credit Agreement as it reasonably deems appropriate unless it shall first have received such advice or concurrence of the Banks and shall be indemnified to its reasonable satisfaction by the Banks against any and all liability and expense which may be incurred by it by reason of taking or continuing to take any such action. The Administrative Agent shall in all cases be fully protected in acting, or in refraining from acting, under this Credit Agreement or any of the Loan Documents in accordance with a request of the Majority Banks, and such request and any action taken or failure to act pursuant thereto shall be binding upon the Banks and all future holders of the Notes or any Letter of Credit Participation.

Section 14.3.  INDEMNIFICATION.

Without limiting the obligations of the Borrowers under this Credit Agreement or any other Loan Document, the Banks ratably agree hereby to indemnify and hold harmless the Administrative Agent, the Lead Arranger, and their affiliates from and against any and all claims, actions and suits (whether groundless or otherwise), losses, damages, costs, expenses (including any expenses for which the Administrative Agent, the Lead Arranger or such affiliate has not been reimbursed by the Borrowers as required by Section 15), and liabilities of every nature and character arising out of or related to this Credit Agreement, the Notes, or any of the other Loan Documents or the transactions contemplated or evidenced hereby or thereby, or the Administrative Agent's actions taken hereunder or thereunder, except to the extent that any of the same shall be directly caused by the Administrative Agent's willful misconduct or gross negligence, it being the intent of the parties hereto that all such indemnified parties shall be indemnified for their ordinary sole or contributory negligence.

Section 14.4.  Reimbursement.

Without limiting the provisions of Section 14.3, the Banks and the Administrative Agent hereby agree that the Administrative Agent shall not be obliged to make available to any Person any sum which the Administrative Agent is expecting to receive for the account of that Person until the Administrative Agent has determined that it has received that sum. The Administrative Agent may, however, disburse funds prior to determining that the sums which the Administrative Agent expects to receive have been finally and unconditionally paid to the Administrative Agent, if the Administrative Agent wishes to do so. If and to the extent that the Administrative Agent does disburse funds and it later becomes known that the Administrative Agent did not then receive a payment in an amount equal to the sum paid out, then any Person to whom the Administrative Agent made the funds available shall, on demand from the Administrative Agent, refund to the Administrative Agent the sum paid to that Person. If, in the opinion of the Administrative Agent, the distribution of any amount received by it in such capacity hereunder or under the Loan Documents might involve it in liability, it may refrain from making distribution until its right to make distribution shall have been adjudicated by a court of competent jurisdiction. If a court of competent jurisdiction shall adjudge that any amount received and distributed by the Administrative Agent is to be repaid, each Person to whom any such distribution shall have been made shall either repay to the Administrative Agent its proportionate share of the amount so adjudged to be repaid or shall pay over the same in such manner and to such Persons as shall be determined by such court.

Section 14.5.  Documents.

Section 14.5.1.  Closing Documentation.

For purposes of determining compliance with the conditions set forth in Section 9, each Bank that has executed this Credit Agreement shall be deemed to have consented to, approved or accepted, or to be satisfied with, each document and matter either sent, or made available, by the Administrative Agent or the Lead Arranger to such Bank for consent, approval, acceptance or satisfaction, or required thereunder to be consented to or approved by or acceptable or satisfactory to such Bank, unless the Administrative Agent shall have received notice from such Bank prior to the Closing Date specifying such Bank's objection thereto and such objection shall not have been withdrawn by notice to the Administrative Agent to such effect on or prior to the Closing Date.

Section 14.5.2.  Other Documents.

The Administrative Agent will forward to each Bank, promptly after the Administrative Agent's receipt thereof, a copy of each notice or other document furnished to the Administrative Agent for such Bank hereunder; provided, however, that notwithstanding the foregoing, the Administrative Agent may furnish to the Banks a monthly summary with respect to Letters of Credit issued hereunder in lieu of copies of the related Letter of Credit Applications.

Section 14.6.  Non-Reliance on Administrative Agent and Other Banks.

Each Bank represents that it has, independently and without reliance on the Administrative Agent or any other Bank, and based on such documents and information as it has deemed appropriate, made its own appraisal of the financial condition and affairs of the Borrowers and decision to enter into this Credit Agreement and the other Loan Documents and agrees that it will, independently and without reliance upon the Administrative Agent or any other Bank, and based on such documents and information as it shall deem appropriate at the time, continue to make its own appraisals and decisions in taking or not taking action under this Credit Agreement or any other Loan Document. The Administrative Agent shall not be required to keep informed as to the performance or observance by the Borrowers of this Credit Agreement, the other Loan Documents or any other document referred to or provided for herein or therein or by any other Person of any other agreement or to make inquiry of, or to inspect the properties or books of, any Person. Except for notices, reports and other documents and information expressly required to be furnished to the Banks by the Administrative Agent hereunder, the Administrative Agent shall not have any duty or responsibility to provide any Bank with any credit or other information concerning any person which may come into the possession of the Administrative Agent or any of its affiliates. Each Bank shall have access to all documents relating to the Administrative Agent's performance of its duties hereunder at such Bank's request. Unless any Bank shall promptly object to any action taken by the Administrative Agent hereunder (other than actions to which the provisions of Section 14.8 are applicable and other than actions which constitute gross negligence or willful misconduct by the Administrative Agent), such Bank shall conclusively be presumed to have approved the same.

Section 14.7.  Resignation or Removal of Administrative Agent.

The Administrative Agent may resign at any time by giving 60 days' prior written notice thereof to the Banks and the Borrowers. Upon any such resignation, the Banks shall have the right to appoint a successor Administrative Agent. If no successor Administrative Agent shall have been so appointed by the Banks (and, provided that no Default or Event of Default shall have occurred and be continuing, approved by the Borrowers, such approval not to be unreasonably withheld) and shall have accepted such appointment within 30 days after the retiring Administrative Agent's giving of notice of resignation, then the retiring Administrative Agent may, on behalf of the Banks, appoint a successor Administrative Agent, which shall be a financial institution having a combined capital and surplus in excess of $150,000,000. Upon the acceptance of any appointment as Administrative Agent hereunder by a successor Administrative Agent, such successor Administrative Agent shall thereupon succeed to and become vested with all the rights, powers, privileges and duties of the retiring Administrative Agent, and the retiring Administrative Agent shall be discharged from its duties and obligations hereunder. After any retiring Administrative Agent's resignation, the provisions of this Credit Agreement shall continue in effect for its benefit in respect of any actions taken or omitted to be taken by it while it was acting as Administrative Agent. Any new Administrative Agent appointed pursuant to this Section 14.7 shall immediately issue new Letters of Credit in place of Letters of Credit previously issued by the Administrative Agent (to the extent such Letters of Credit are returned by the beneficiaries for purposes of such exchange).

Section 14.8.  Consents, Amendments, Waivers, Etc.

Any consent or approval required or permitted by this Credit Agreement to be given by the Banks may be given, and any term of this Credit Agreement, the other Loan Documents or any other instrument related hereto or mentioned herein may be amended, and the performance or observance by the Borrowers of any terms of this Credit Agreement, the other Loan Documents or such other instrument or the continuance of any Default or Event of Default may be waived (either generally or in a particular instance and either retroactively or prospectively) with, but only with, the written consent of the Borrowers and the written consent of the Majority Banks, provided however, that the Administrative Agent may, in its reasonable discretion, release Collateral with an aggregate value of $500,000 or less in any calendar year. Notwithstanding the foregoing, no amendment, waiver or consent shall do any of the following unless in writing and signed by the Borrowers and each of the Banks affected thereby: (a) increase the Commitment of any Bank or subject any Bank to any additional obligations (other than in accordance with Section 2.2.2 hereof), or (b) reduce the principal of or the rate of interest on the Notes (including, without limitation, interest on overdue amounts) or any fees payable hereunder; and further, no amendment, waiver or consent shall do any of the following unless in writing and signed by all of the Banks: (c) postpone the Maturity Date or any date fixed for any payment in respect of principal or interest (including, without limitation, interest on overdue amounts) on the Notes, (d) change the definition of "Majority Banks" or the percentage of Banks which shall be required for the Banks or any of them to take any action under the Loan Documents; (e)  amend this Section 14.8; (f) except as otherwise permitted by the terms of this Credit Agreement, release any Collateral with an aggregate value exceeding $500,000 in any calendar year or (g) release any Borrower from its obligations hereunder.

No waiver shall extend to or affect any obligation not expressly waived or impair any right consequent thereon. No course of dealing or delay or omission on the part of the Administrative Agent or any Bank in exercising any right shall operate as a waiver thereof or otherwise be prejudicial thereto. No notice to or demand upon the Borrowers shall entitle the Borrowers to other or further notice or demand in similar or other circumstances.

Section 14.9.  Delinquent Banks.

Notwithstanding anything to the contrary contained in this Credit Agreement or any of the other Loan Documents, any Bank that fails (i) to make available to the Administrative Agent its pro rata share of any Loan or to purchase any Letter of Credit Participation or (ii) to comply with the provisions of Section 13 with respect to making dispositions and arrangements with the other Banks, where such Bank's share of any payment received, whether by setoff or otherwise, is in excess of its pro rata share of such payments due and payable to all of the Banks, in each case as, when and to the full extent required by the provisions of this Credit Agreement, shall be deemed delinquent (a "Delinquent Bank") and shall be deemed a Delinquent Bank until such time as such delinquency is satisfied. A Delinquent Bank shall be deemed to have assigned any and all payments due to it from the Borrowers, whether on account of outstanding Loans, Reimbursement Obligations, interest, fees or otherwise, to the remaining nondelinquent Banks for application to, and reduction of, their respective pro rata shares of all outstanding Loans and Reimbursement Obligations. The Delinquent Bank hereby authorizes the Administrative Agent to distribute such payments to the nondelinquent Banks in proportion to their respective pro rata shares of all outstanding Loans and Reimbursement Obligations. A Delinquent Bank shall be deemed to have satisfied in full a delinquency when and if, as a result of application of the assigned payments to all outstanding Loans and Reimbursement Obligations of the nondelinquent Banks, the Banks' respective pro rata shares of all outstanding Loans and Reimbursement Obligations have returned to those in effect immediately prior to such delinquency and without giving effect to the nonpayment causing such delinquency.

Section 14.10.  Syndication Agent.

The Syndication Agent shall not have any right, power, obligation, liability, responsibility or duty under this Credit Agreement other than those applicable to all Banks as such. Without limiting the foregoing, the Syndication Agent shall not have or be deemed to have any fiduciary relationship with any Bank. Each Bank acknowledges that it has not relied, and will not rely, on the Syndication Agent in deciding to enter into this Credit Agreement or not taking any action hereunder.

Section 15.  EXPENSES AND INDEMNIFICATION.

Section 15.1.  Expenses.

Whether or not the transactions contemplated herein shall be consummated, the Borrowers agree to pay (a) the reasonable costs of producing and reproducing this Credit Agreement, the other Loan Documents and the other agreements and instruments mentioned herein, (b) any taxes (including any interest and penalties in respect thereto) payable by the Administrative Agent or any of the Banks (other than taxes based upon the Administrative Agent's or any Bank's net income) on or with respect to the transactions contemplated by this Credit Agreement (the Borrowers hereby agreeing to indemnify the Administrative Agent and each Bank with respect thereto), (c) the reasonable fees, expenses and disbursements of counsel to the Administrative Agent incurred in connection with the preparation, syndication, administration or interpretation of the Loan Documents and other instruments mentioned herein, each closing hereunder, any amendments, modifications, approvals, consents or waivers hereto or hereunder, or the cancellation of any Loan Document upon payment in full in cash of all of the Obligations or pursuant to any terms of such Loan Document providing for such cancellation, (d) the reasonable fees, expenses and disbursements of the Administrative Agent, the Lead Arranger, or any of their affiliates incurred by the Administrative Agent, the Lead Arranger, or such affiliate in connection with the preparation, syndication, administration or interpretation of the Loan Documents and other instruments mentioned herein, including all title insurance premiums and surveyor, engineering and appraisal charges, (e) all reasonable out-of-pocket expenses (including without limitation reasonable attorneys' fees and costs, which attorneys may be employees of any Bank or the Administrative Agent, and reasonable consulting, accounting, appraisal, investment banking and similar professional fees and charges) incurred by any Bank or the Administrative Agent in connection with (i) the enforcement of or preservation of rights under any of the Loan Documents against the Borrowers or the administration thereof after the occurrence of a Default or Event of Default and (ii) any litigation, proceeding or dispute whether arising hereunder or under any of the other Loan Documents, in any way related to any Bank's or the Administrative Agent's relationship with the Borrowers and (f) all reasonable fees, expenses and disbursements of the Administrative Agent incurred in connection with UCC searches and UCC filings.

Section 15.2.  Indemnification.

The Borrowers agree to indemnify and hold harmless the Administrative Agent, the Lead Arranger, the Banks and each of their respective affiliates, shareholders, officers, directors, employees and Administrative Agents from and against any and all claims, actions and suits whether groundless or otherwise, and from and against any and all liabilities, losses, damages and expenses of every nature and character arising out of this Credit Agreement or any of the other Loan Documents or the transactions contemplated hereby including, without limitation, (a) any actual or proposed use by the Borrowers of the proceeds of any of the Loans or Letters of Credit, (b) the Borrowers entering into or performing this Credit Agreement or any of the other Loan Documents or (c) with respect to the Borrowers and their respective properties and assets, the violation of any Environmental Law, the presence, disposal, escape, seepage, leakage, spillage, discharge, emission, release or threatened release of any Hazardous Substances or any action, suit, proceeding or investigation brought or threatened with respect to any Hazardous Substances (including, but not limited to, claims with respect to wrongful death, personal injury or damage to property), in each case including, without limitation, the reasonable fees and disbursements of counsel and allocated costs of internal counsel incurred in connection with any such investigation, litigation or other proceeding. In litigation, or the preparation therefor, the Banks and the Administrative Agent, the Lead Arranger, and their affiliates shall be entitled to select their own counsel and, in addition to the foregoing indemnity, the Borrowers agree to pay promptly the reasonable fees and expenses of such counsel. If, and to the extent that the obligations of the Borrowers under this Section 15.2 are unenforceable for any reason, the Borrowers hereby agree to make the maximum contribution to the payment in satisfaction of such obligations which is permissible under applicable law.

Section 15.3.  Survival.

The covenants contained in this Section 15 shall survive payment (including payment in connection with an assignment under Section 17) or satisfaction in full of all other Obligations.

Section 16.  SURVIVAL OF COVENANTS, ETC.

Unless otherwise stated herein, all covenants, agreements, representations and warranties made herein, in the other Loan Documents or in any documents or other papers delivered by or on behalf of the Borrowers pursuant hereto shall be deemed to have been relied upon by the Banks and the Administrative Agent, notwithstanding any investigation heretofore or hereafter made by any of them, and shall survive the making by the Banks of the Loans and the issuance, extension or renewal of any Letters of Credit, as herein contemplated, and shall continue in full force and effect so long as any amount due under this Credit Agreement, any Letter of Credit or the Notes remains outstanding and unpaid or any Bank has any obligation to make any Loans or issue any Letters of Credit hereunder. All statements contained in any certificate or other paper delivered by or on behalf of the Borrowers pursuant hereto or in connection with the transactions contemplated hereby shall constitute representations and warranties by the Borrowers hereunder.

Section 17.  ASSIGNMENT AND PARTICIPATION.

It is understood and agreed that each Bank shall have the right to assign at any time all or a portion of its Commitment and interests in the risk relating to any Loans and outstanding Letters of Credit hereunder in an amount equal to or greater than $2,500,000 (which assignment shall be of an equal percentage of such Bank's Commitment, the Revolving Credit Loans and outstanding Letters of Credit) to Eligible Assignees with the prior written consent of the Administrative Agent and, unless a Default or an Event of Default shall have occurred and be continuing, the Borrowers, which approvals shall not be unreasonably withheld or delayed. It is further agreed that each Eligible Assignee which executes and delivers to the Banks and the Borrowers an Assignment and Acceptance in substantially the form of Exhibit F (an "Assignment and Acceptance") shall, on the date specified in such Assignment and Acceptance, become a party to this Credit Agreement and the other Loan Documents for all purposes of this Credit Agreement and the other Loan Documents, and its Commitment shall be as set forth in such Assignment and Acceptance. Upon the execution and delivery of such Assignment and Acceptance and payment by the assigning bank of an assignment fee in the amount of $3,500 to the Administrative Agent, (a) the Borrowers shall issue to such Eligible Assignee a Revolving Credit Note in the amount of such Eligible Assignee's Commitment dated the Closing Date or such other date as may be specified by the Administrative Agent and otherwise completed in substantially the form of Exhibit A hereto and, to the extent any assigning Bank has retained a portion of its obligations hereunder, a replacement Revolving Credit Note to the assigning Bank; (b) the Administrative Agent shall distribute to the Borrowers, the Banks and such Eligible Assignee a schedule reflecting such changes; (c) this Credit Agreement shall be appropriately amended to reflect (i) the status of such Eligible Assignee as a party hereto and (ii) the status and rights of the Banks and Administrative Agent hereunder; and (d) the Borrowers shall take such action as the Administrative Agent may reasonably request to perfect any security interests in favor of the Banks, including any Eligible Assignee which becomes a party to this Credit Agreement. It is understood and agreed that each Bank shall have the right to sell participations to one or more banks or other entities in all or a portion of such Bank's rights and obligations under this Credit Agreement and the other Loan Documents. The documents evidencing any such participation may provide that, except with the consent of the participant party thereto, such Bank will not consent to (A) the reduction in or forgiveness of the stated principal of or rate of interest on or Commitment Fee with respect to the portion of any Loan subject to such participation or assignment, (B) the extension or postponement of any stated date fixed for payment of principal or interest or Commitment Fee with respect to the portion of any Loan subject to such participation or assignment, or (C) the waiver or reduction of any right to indemnification of such Bank hereunder. The Borrowers also agree that each participant shall be entitled to the benefits of Sections 4.4, 4.8 and 4.10 with respect to its participation as if it were a Bank. To the extent permitted by law, each participant also shall be entitled to the benefits of Section 13 as though it were a Bank, provided such participant agrees to be subject to the terms thereof as though it were a Bank. A participant shall not be entitled to receive any greater payment under Section 4.4, 4.8 or 4.10 than the applicable Bank would have been entitled to receive with respect to the participation sold to such participant. Notwithstanding the foregoing, no syndication or participation shall operate to increase the Total Commitment hereunder or otherwise alter the substantive terms of this Credit Agreement, except as contemplated under Section 2.2.2. Anything contained in this Section 17 to the contrary notwithstanding, any Bank may at any time pledge all or any portion of its interest and rights under this Credit Agreement (including all or any portion of its Notes) to any of the twelve Federal Reserve Banks organized under Section 4 of the Federal Reserve Act, 12 U.S.C. Section 341. No such pledge or the enforcement thereof shall release the pledgor Bank from its obligations hereunder or under any of the other Loan Documents.

Section 18.  PARTIES IN INTEREST.

All the terms of this Credit Agreement and the other Loan Documents shall be binding upon and inure to the benefit of and be enforceable by the respective successors and assigns of the parties hereto and thereto; provided that the Borrowers shall not assign or transfer their rights hereunder without the prior written consent of each Bank.

Section 19.  NOTICES, ETC.

Except as otherwise expressly provided in this Credit Agreement, all notices and other communications made or required to be given pursuant to this Credit Agreement or the other Loan Documents shall be in writing and shall be delivered in hand, mailed by United States first-class mail, postage prepaid, or sent by telex or facsimile and confirmed by letter, addressed as follows:

(a) if to the Borrowers, at Waste Connections, Inc., 620 Coolidge Drive, Suite 350, Folsom, California 95630-3155, Attention: Steven F. Bouck, Executive Vice President and Chief Financial Officer, telephone number 916-608-8200, fax number 916-351-5607;

(b) if to the Administrative Agent or Fleet, at 100 Federal Street, Boston, Massachusetts 02110, Attention: Timothy M. Laurion, Managing Director, telephone number 617-434-9689, telecopy number 617-434-2160;

or such other address for notice as shall have last been furnished in writing to the Person giving the notice.

Any such notice or demand shall be deemed to have been duly given or made and to have become effective (a) if delivered by hand to a responsible officer of the party to which it is directed, at the time of the receipt thereof by such officer, (b) if sent by registered or certified first-class mail, postage prepaid, five Business Days after the posting thereof, (c) if sent by telex or cable, at the time of the dispatch thereof, if in normal business hours in the country of receipt, or otherwise at the opening of business on the following Business Day, and (d) if sent by facsimile, when transmitted, confirmation received.

Section 20.  TREATMENT OF CERTAIN CONFIDENTIAL INFORMATION.

Section 20.1.  Sharing of Information with Section 20 Subsidiary.

The Borrowers acknowledge that from time to time financial advisory, investment banking and other services may be offered or provided to the Borrowers, in connection with this Credit Agreement or otherwise, by a Section 20 Subsidiary. The Borrowers hereby authorize (a) such Section 20 Subsidiary to share with the Administrative Agent and each Bank any information delivered to such Section 20 Subsidiary by the Borrowers, and (b) the Administrative Agent and each Bank to share with such Section 20 Subsidiary any information delivered to the Administrative Agent or such Bank by the Borrowers pursuant to this Credit Agreement, or in connection with the decision of such Bank to enter into this Credit Agreement; it being understood, in each case, that any such Section 20 Subsidiary receiving such information shall be bound by the confidentiality provisions of this Credit Agreement. Such authorization shall survive the payment and satisfaction in full of all of the Obligations.

Section 20.2.  Confidentiality.

Each of the Banks and the Administrative Agent agrees, on behalf of itself and each of their affiliates, directors, officers, employees and representatives, to use reasonable precautions to keep confidential, in accordance with their customary procedures for handling confidential information of the same nature and in accordance with safe and sound banking practices, any non-public information supplied to it by the Borrowers pursuant to this Credit Agreement that is identified by such Person as being confidential at the time the same is delivered to the Banks or the Administrative Agent, provided that nothing herein shall limit the disclosure of any such information (a) after such information shall have become public other than through a violation of this Section 20, (b) to the extent required by statute, rule, regulation or judicial process, (c) to counsel for any of the Banks or the Administrative Agent, (d) to bank examiners or any other regulatory authority having jurisdiction over any Bank or the Administrative Agent, or to auditors or accountants, (e) to the Administrative Agent, any Bank or any Section 20 Subsidiary, (f) in connection with any litigation to which any one or more of the Banks, the Administrative Agent or any Section 20 Subsidiary is a party, or in connection with the enforcement of rights or remedies hereunder or under any other Loan Document, (g) to a subsidiary or affiliate of such Bank as provided in Section 20.1 or (h) to any assignee or participant (or prospective assignee or participant) so long as such assignee or participant agrees to be bound by the provisions of this Section 20.

Section 20.3.  Prior Notification.

Unless specifically prohibited by applicable law or court order, each of the Banks and the Administrative Agent shall, prior to disclosure thereof, notify the Borrowers of any request for disclosure of any such non-public information by any governmental agency or representative thereof (other than any such request in connection with an examination of the financial condition of such Bank by such governmental agency) or pursuant to legal process.

Section 20.4.  Other.

In no event shall any Bank or the Administrative Agent be obligated or required to return any materials furnished to it or any Section 20 Subsidiary by the Borrowers. The obligations of each Bank under this Section 20 shall supersede and replace the obligations of such Bank under any confidentiality letter in respect of this financing signed and delivered by such Bank to the Borrowers prior to the date hereof and shall be binding upon any assignee of, or purchaser of any participation in, any interest in any of the Loans or Reimbursement Obligations from any Bank.

Section 21.  MISCELLANEOUS.

The rights and remedies herein expressed are cumulative and not exclusive of any other rights which the Banks or Administrative Agent would otherwise have. The captions in this Credit Agreement are for convenience of reference only and shall not define or limit the provisions hereof. This Credit Agreement and any amendment hereof may be executed in several counterparts and by each party on a separate counterpart, each of which when so executed and delivered shall be an original, but all of which together shall constitute one instrument. In proving this Credit Agreement it shall not be necessary to produce or account for more than one such counterpart signed by the party against whom enforcement is sought.

Section 22.  ENTIRE AGREEMENT, ETC.

The Loan Documents and any other documents executed in connection herewith or therewith express the entire understanding of the parties with respect to the transactions contemplated hereby. Neither this Credit Agreement nor any term hereof may be changed, waived, discharged or terminated, except as provided in Section 14.8. No waiver shall extend to or affect any obligation not expressly waived or impair any right consequent thereon. No course of dealing or omission on the part of the Administrative Agent or any Bank in exercising any right shall operate as a waiver thereof or otherwise be prejudicial thereto. No notice to or demand upon the Borrowers shall entitle the Borrowers to other or further notice or demand in similar or other circumstances.

Section 23.  WAIVER OF JURY TRIAL.

EACH BORROWER HEREBY WAIVES ITS RIGHT TO A JURY TRIAL WITH RESPECT TO ANY ACTION OR CLAIM ARISING OUT OF ANY DISPUTE IN CONNECTION WITH THIS CREDIT AGREEMENT, THE NOTES OR ANY OF THE OTHER LOAN DOCUMENTS, ANY RIGHTS OR OBLIGATIONS HEREUNDER OR THEREUNDER OR THE PERFORMANCE OF SUCH RIGHTS AND OBLIGATIONS. EXCEPT AS PROHIBITED BY LAW, EACH BORROWER HEREBY WAIVES ANY RIGHT IT MAY HAVE TO CLAIM OR RECOVER IN ANY LITIGATION REFERRED TO IN THE PRECEDING SENTENCE ANY SPECIAL, EXEMPLARY, PUNITIVE OR CONSEQUENTIAL DAMAGES OR ANY DAMAGES OTHER THAN, OR IN ADDITION TO, ACTUAL DAMAGES. THE BORROWERS (a) CERTIFY THAT NO REPRESENTATIVE, ADMINISTRATIVE AGENT OR ATTORNEY OF ANY BANK OR THE ADMINISTRATIVE AGENT HAS REPRESENTED, EXPRESSLY OR OTHERWISE, THAT SUCH BANK OR THE ADMINISTRATIVE AGENT WOULD NOT, IN THE EVENT OF LITIGATION, SEEK TO ENFORCE THE FOREGOING WAIVERS AND (b) ACKNOWLEDGE THAT THE ADMINISTRATIVE AGENT AND THE BANKS HAVE BEEN INDUCED TO ENTER INTO THIS CREDIT AGREEMENT AND THE OTHER LOAN DOCUMENTS TO WHICH THEY ARE A PARTY BECAUSE OF, AMONG OTHER THINGS, THE BORROWERS' WAIVERS AND CERTIFICATIONS CONTAINED HEREIN.

Section 24.  GOVERNING LAW.

This Credit Agreement and each of the other Loan Documents are contracts under the laws of the Commonwealth of Massachusetts and shall for all purposes be construed in accordance with and governed by the laws of said commonwealth (excluding the laws applicable to conflicts or choice of law). The Borrowers consent to the jurisdiction of any of the federal or state courts located in the Commonwealth of Massachusetts in connection with any suit to enforce the rights of any Bank or the Administrative Agent under this Credit Agreement or any of the other Loan Documents.

Section 25.  SEVERABILITY.

The provisions of this Credit Agreement are severable and if any one clause or provision hereof shall be held invalid or unenforceable in whole or in part in any jurisdiction, then such invalidity or unenforceability shall affect only such clause or provision, or part thereof, in such jurisdiction, and shall not in any manner affect such clause or provision in any other jurisdiction, or any other clause or provision of this Credit Agreement in any jurisdiction.

IN WITNESS WHEREOF, the undersigned have duly executed this Credit Agreement under seal as of the date first set forth above.

THE BORROWERS:

WASTE CONNECTIONS, INC.

WASTE CONNECTIONS OF WASHINGTON, inc.

madera disposal systems, inc.

WASTE CONNECTIONS OF WYOMING, INC.

WASTE CONNECTIONS OF UTAH, INC.

Waste Connections of Oklahoma, Inc.

RED CARPET LANDFILL, INC.

ARROW SANITARY SERVICE, INC.

CURRY TRANSFER & RECYCLING, INC.

WASTE CONNECTIONS OF NEBRASKA, INC.

COLUMBIA SANITARY SERVICE, INC.

MORELAND SANITARY SERVICE, INC.

AMADOR DISPOSAL SERVICE, INC.

CITY SANITATION, INC.

BUTLER COUNTY LANDFILL, INC.

ROCHE & SONS, INC.

MURREY'S DISPOSAL COMPANY, INC.

AMERICAN DISPOSAL COMPANY, INC.

D.M. DISPOSAL CO., INC.

TACOMA RECYCLING COMPANY, INC.

Waste Connections of Minnesota, inc.

management environmental national, inc.

RH Financial corporaTIon

kingsburg disposal service, inc.

superior refuse removal corporation

salina waste systems, inc.

mammoth disposal company

g & P development, inc.

nebraska ecology systems, inc.

refuse removal, inc.

waste connections of iowa, inc.

novak enterprises, inc.

WASTE CONNECTIONS OF TEXAS, INC.

camino real environmental center, inc.

WASTE CONNECTIONS OF COLORADO, INC.

By:

Ronald J. Mittelstaedt

President

DENVER REGIONAL LANDFILL, INC.

NOBLES COUNTY LANDFILL, INC.

SWEET HOME SANITATION SERVICE

WASTE CONNECTIONS TRANSPORTATION COMPANY, INC.

COOK'S WASTEPAPER & RECYCLING, INC.

finney county landfill, inc.

waste connections of new mexico, inc.

waste connections of montana, inc.

oklahoma city waste disposal, inc.

By:

Ronald J. Mittelstaedt

President

COLUMBIA RESOURCE CO., L.P.

By: Management Environmental National, Inc.,

its General Partner

By: _________________________

Ronald J. Mittelstaedt

President

FINLEY-BUTTES LIMITED PARTNERSHIP

By: Management Environmental National, Inc.,

its General Partner

By: _________________________

Ronald J. Mittelstaedt

President

republic services of Oregon I, llc

By: Arrow Sanitary Service, Inc.

its Manager

By: _________________________

Ronald J. Mittelstaedt

President

EL PASO DISPOSAL, L.P.

By: Waste Connections of Texas, Inc.

its General Partner

By: _________________________

Ronald J. Mittelstaedt

President

THE LENDERS:

FLEET NATIONAL BANK

(f/k/a BankBoston, N.A.),

   individually and as Agent

By:

Timothy M. Laurion, Managing Director

UNION BANK OF CALIFORNIA, N.A.

By:

Name:

Title:

COMERICA BANK - CALIFORNIA

By:

Name:

Title:

lasalle BANK national ASSOCIATION

By:

Name:

Title:

CITY NATIONAL BANK

By:

Name:

Title:

FIRST BANK OF CALIFORNIA

By:

Name:

Title:

U.S. BANK NATIONAL ASSOCIATION

By:

Name:

Title:

bankers trust company

By:

Name:

Title:

chase bank of texas

By:

Name:

Title:

CIBC Inc., as Lender

By:

Name:

Title:

wells fargo bank, n.a.

By:

Name:

Title:

GUARANTY FEDERAL BANK, F.S.B.

By:

Name:

Title:

EXHIBIT A

FORM OF

AMENDED AND RESTATED

REVOLVING CREDIT NOTE

$______________ as of May , 2000

FOR VALUE RECEIVED, the undersigned, WASTE CONNECTIONS, INC., a Delaware corporation, and its Subsidiaries referred to in the Credit Agreement defined below (collectively, the "Borrowers"), hereby absolutely and unconditionally promise to pay to the order of [INSERT PAYEE BANK] (the "Bank") at the Agent's Head Office on or prior to the Maturity Date:

(a) the sum of [ ] DOLLARS ($ ) or, if less, the aggregate unpaid principal amount of all Revolving Credit Loans advanced by the Bank to the Borrowers pursuant to the Third Amended and Restated Revolving Credit Agreement, dated as of May , 2000, as amended, modified, supplemented or restated from time to time (the "Credit Agreement"), among the Borrowers, the Banks, and Fleet National Bank as Agent for the Banks;

(b) interest on the principal balance hereof from time to time outstanding at the times and at the rates provided in the Credit Agreement; and

(c) all fees and other Obligations due to the Bank.

This Amended and Restated Revolving Credit Note ("Note") constitutes the amendment and restatement in its entirety of the [Revolving Credit Note, dated as of ] issued by the Borrowers in favor of the Bank in the original principal amount of [$ ] (the "Original Note"), and this Note is in substitution therefor and an amendment and replacement thereof. Nothing herein or in any other document shall be construed to constitute payment of the Original Note or to release or terminate any guaranty or lien, pledge or other security interest in favor of the Bank. This Note evidences borrowings under, is subject to the terms and conditions of, has been issued by the Borrowers in accordance with the terms of the Credit Agreement, and is a Revolving Credit Note referred to therein. The Bank and any holder hereof are entitled to the benefits and subject to the conditions of the Credit Agreement and the other Loan Documents and may enforce the agreements of the Borrowers contained therein, and any holder hereof may exercise the respective remedies provided for thereby or otherwise available in respect thereof, all in accordance with the respective terms thereof. This Note is secured by the Security Documents described in the Credit Agreement. All capitalized terms used in this Note and not otherwise defined herein shall have the same meanings herein as in the Credit Agreement.

The Bank shall, and is hereby irrevocably authorized by the Borrowers to, make or cause to be made, at or about the time of the Drawdown Date of any Revolving Credit Loan or at the time of receipt of any payment of principal hereunder, an appropriate notation on the record attached hereto and made a part hereof, or on the continuation of such record, or any similar record, including computer records, reflecting the making of such Revolving Credit Loan or (as the case may be) the receipt of such payment. The outstanding amount of the Revolving Credit Loans set forth on such record shall be prima facie evidence of the principal amount owing and unpaid to the Bank, but the failure to record, or any error in so recording, any such amount on such record shall not limit, increase or otherwise affect the obligations of the Borrowers to make payments of principal or interest with respect to this Note when due.

The Borrowers have the right in certain circumstances and the obligation under certain other circumstances to repay or prepay the whole or part of the principal of this Note on the terms and conditions specified in the Credit Agreement.

If any one or more of the Events of Default shall occur, the entire unpaid principal amount of this Note and all of the unpaid interest accrued thereon may become or be declared due and payable in the manner and with the effect provided in the Credit Agreement.

No delay or omission on the part of the Bank or any holder hereof in exercising any right hereunder shall operate as a waiver of such right or of any other rights of the Bank or such holder, nor shall any delay, omission or waiver on any one occasion be deemed a bar or waiver of the same or any other right on any future occasion.

The Borrowers and every endorser and guarantor of this Note or the obligation represented hereby waive presentment, demand, notice, protest and all other demands and notices in connection with the delivery, acceptance, performance, default or enforcement of this Note, assent to any extension or postponement of the time of payment or any other indulgence, to any substitution, exchange or release of collateral and to the addition or release of any other party or person primarily or secondarily liable.

THIS NOTE AND THE OBLIGATIONS OF THE BORROWERS HEREUNDER SHALL FOR ALL PURPOSES BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAW OF THE COMMONWEALTH OF MASSACHUSETTS (EXCLUDING THE LAWS APPLICABLE TO CONFLICTS OR CHOICE OF LAW). THE BORROWERS AGREE THAT ANY SUIT FOR THE ENFORCEMENT OF THIS NOTE MAY BE BROUGHT IN THE COURTS OF THE COMMONWEALTH OF MASSACHUSETTS OR ANY FEDERAL COURT SITTING THEREIN AND CONSENT TO THE NON-EXCLUSIVE JURISDICTION OF SUCH COURT AND THE SERVICE OF PROCESS IN ANY SUCH SUIT BEING MADE UPON THE BORROWERS BY MAIL AT THE ADDRESS SPECIFIED IN Section 19 OF THE CREDIT AGREEMENT. EACH BORROWER HEREBY WAIVES ANY OBJECTION THAT IT MAY NOW OR HEREAFTER HAVE TO THE VENUE OF ANY SUCH SUIT OR ANY SUCH COURT OR THAT SUCH SUIT IS BROUGHT IN AN INCONVENIENT COURT.

This Note shall be deemed to take effect as a sealed instrument under the laws of the Commonwealth of Massachusetts.

[REMAINDER OF PAGE LEFT INTENTIONALLY BLANK]

IN WITNESS WHEREOF, the Borrowers have caused this Revolving Credit Note to be signed under seal by their duly authorized officers as of the day and year first above written.

THE BORROWERS:

WASTE CONNECTIONS, INC.

WASTE CONNECTIONS OF WASHINGTON, inc.

madera disposal systems, inc.

WASTE CONNECTIONS OF WYOMING, INC.

WASTE CONNECTIONS OF UTAH, INC.

Waste Connections of Oklahoma, Inc.

RED CARPET LANDFILL, INC.

ARROW SANITARY SERVICE, INC.

CURRY TRANSFER & RECYCLING, INC.

WASTE CONNECTIONS OF NEBRASKA, INC.

COLUMBIA SANITARY SERVICE, INC.

MORELAND SANITARY SERVICE, INC.

AMADOR DISPOSAL SERVICE, INC.

CITY SANITATION, INC.

BUTLER COUNTY LANDFILL, INC.

ROCHE & SONS, INC.

MURREY'S DISPOSAL COMPANY, INC.

AMERICAN DISPOSAL COMPANY, INC.

D.M. DISPOSAL CO., INC.

TACOMA RECYCLING COMPANY, INC.

Waste Connections of Minnesota, inc.

management environmental national, inc.

RH Financial corporaTIon

kingsburg disposal service, inc.

superior refuse removal corporation

salina waste systems, inc.

mammoth disposal company

g & P development, inc.

nebraska ecology systems, inc.

refuse removal, inc.

waste connections of iowa, inc.

novak enterprises, inc.

WASTE CONNECTIONS OF TEXAS, INC.

camino real environmental center, inc.

WASTE CONNECTIONS OF COLORADO, INC.

DENVER REGIONAL LANDFILL, INC.

NOBLES COUNTY LANDFILL, INC.

SWEET HOME SANITATION SERVICE

WASTE CONNECTIONS TRANSPORTATION COMPANY, INC.

By:

Ronald J. Mittelstaedt

President

COOK'S WASTEPAPER & RECYCLING, INC.

finney county landfill, inc.

waste connections of new mexico, inc.

waste connections of montana, inc.

oklahoma city waste disposal, inc.

By:

Ronald J. Mittelstaedt

President

COLUMBIA RESOURCE CO., L.P.

By: Management Environmental National, Inc.,

its General Partner

By: _________________________

Ronald J. Mittelstaedt

President

FINLEY-BUTTES LIMITED PARTNERSHIP

By: Management Environmental National, Inc.,

its General Partner

By: _________________________

Ronald J. Mittelstaedt

President

republic services of Oregon I, llc

By: Arrow Sanitary Service, Inc.

its Manager

By: _________________________

Ronald J. Mittelstaedt

President

EL PASO DISPOSAL, L.P.

By: Waste Connections of Texas, Inc.

its General Partner

By: _________________________

Ronald J. Mittelstaedt

President

Date	Loan Type	Amount of Loan	Amount of Principal Paid or Prepaid	Balance of Principal Unpaid	Notation Made By

Exhibit B

FORM OF

LOAN AND LETTER OF CREDIT REQUEST

WASTE CONNECTIONS, INC.

Pursuant to the
Third Amended and Restated

Revolving Credit Agreement

(the "Credit Agreement"),

dated as of May __, 2000

Revolving Credit Loan Request Under Section 2.6

Total Commitment: $

(a) Amount of this Revolving Credit Loan Request: $

Requested Drawdown Date:

Requested Loan Type

(Eurodollar or Base Rate):

Requested Interest Period

(Eurodollar Loans only):

(b) Aggregate of all Revolving Credit

Loans and Swing Line Loans outstanding: $

(c) Maximum Drawing Amount

(of all Letters of Credit outstanding)

plus amount of any Letter of Credit

requested herewith: $

(d) Unpaid Reimbursement Obligations $

Sum of (a) plus (b) plus (c) plus (d): $

Not to exceed Total Commitment

Letter of Credit Request Under Section 3.1

Total Commitment: $

(e) Amount of this Letter of Credit Request

from Letter of Credit Application (attached): $

(f) Maximum Drawing Amount

(of all Letters of Credit outstanding): $

Sum of (e) plus (f): $

(g) Not to exceed $40,000,000

(h) Aggregate of all Revolving Credit

Loans outstanding plus all Swing Line

Loans outstanding plus amount

of any Revolving Credit Loan

requested herewith: $

Sum of (g) plus (h): $

Not to exceed Total Commitment

I certify that, as of the date hereof, (i) the above information is true and correct, (ii) no Default or Event of Default exists and (iii) all of the representations and warranties contained in Section 5 of the Credit Agreement are true and correct (except to the extent of changes resulting from transactions contemplated or permitted by the Credit Agreement and changes occurring in the ordinary course of business which singly or in the aggregate are not materially adverse, or to the extent that such representations and warranties relate solely and expressly to an earlier date).

THE BORROWERS:

WASTE CONNECTIONS, INC.

WASTE CONNECTIONS OF WASHINGTON, inc.

madera disposal systems, inc.

WASTE CONNECTIONS OF WYOMING, INC.

WASTE CONNECTIONS OF UTAH, INC.

Waste Connections of Oklahoma, Inc.

RED CARPET LANDFILL, INC.

ARROW SANITARY SERVICE, INC.

CURRY TRANSFER & RECYCLING, INC.

WASTE CONNECTIONS OF NEBRASKA, INC.

COLUMBIA SANITARY SERVICE, INC.

MORELAND SANITARY SERVICE, INC.

AMADOR DISPOSAL SERVICE, INC.

CITY SANITATION, INC.

BUTLER COUNTY LANDFILL, INC.

ROCHE & SONS, INC.

MURREY'S DISPOSAL COMPANY, INC.

AMERICAN DISPOSAL COMPANY, INC.

D.M. DISPOSAL CO., INC.

TACOMA RECYCLING COMPANY, INC.

Waste Connections of Minnesota, inc.

management environmental national, inc.

RH Financial corporaTIon

kingsburg disposal service, inc.

superior refuse removal corporation

salina waste systems, inc.

mammoth disposal company

g & P development, inc.

nebraska ecology systems, inc.

refuse removal, inc.

waste connections of iowa, inc.

By:

Ronald J. Mittelstaedt

President

novak enterprises, inc.

WASTE CONNECTIONS OF TEXAS, INC.

camino real environmental center, inc.

WASTE CONNECTIONS OF COLORADO, INC.

DENVER REGIONAL LANDFILL, INC.

NOBLES COUNTY LANDFILL, INC.

SWEET HOME SANITATION SERVICE

WASTE CONNECTIONS TRANSPORTATION COMPANY, INC.

COOK'S WASTEPAPER & RECYCLING, INC.

finney county landfill, inc.

waste connections of new mexico, inc.

waste connections of montana, inc.

oklahoma city waste disposal, inc.

By:

Ronald J. Mittelstaedt

President

COLUMBIA RESOURCE CO., L.P.

By: Management Environmental National, Inc.,

its General Partner

By: _________________________

Ronald J. Mittelstaedt

President

FINLEY-BUTTES LIMITED PARTNERSHIP

By: Management Environmental National, Inc.,

its General Partner

By: _________________________

Ronald J. Mittelstaedt

President

republic services of Oregon I, llc

By: Arrow Sanitary Service, Inc.

its Manager

By: _________________________

Ronald J. Mittelstaedt

President

EL PASO DISPOSAL, L.P.

By: Waste Connections of Texas, Inc.

its General Partner

By: _________________________

Ronald J. Mittelstaedt

President

EXHIBIT C

FORM OF

SWING LINE NOTE

$15,000,000 as of May , 2000

FOR VALUE RECEIVED, the undersigned WASTE CONNECTIONS, INC., a Delaware corporation, and its Subsidiaries referred to in the Credit Agreement defined below (collectively, the "Borrowers"), hereby promise to pay to the order of FLEET NATIONAL BANK (f/k/a BankBoston, N.A.), a national banking association (the "Bank") at the Agent's Head Office (as defined in the Credit Agreement referred to below):

(a)  prior to or on the Maturity Date the principal amount of FIFTEEN MILLION DOLLARS ($15,000,000) or, if less, the aggregate unpaid principal amount of Swing Line Loans advanced by the Bank to the Borrowers pursuant to the Third Amended and Restated Revolving Credit Agreement dated as of May ___, 2000 (as amended and in effect from time to time, the "Credit Agreement"), among the Borrowers, the Banks, and Fleet National Bank, as Agent for the Banks;

(b)  the principal outstanding hereunder from time to time at the times provided in the Credit Agreement; and

(c)  interest on the principal balance hereof from time to time outstanding from the Closing Date under the Credit Agreement through and including the Maturity Date hereof at the times and at the rate provided in the Credit Agreement.

This Amended and Restated Swing Line Note ("Note") constitutes the amendment and restatement in its entirety of the Swing Line Note, dated as of March 30, 1999 issued by the Borrowers in favor of the Bank in the original principal amount of $15,000,000 (the "Original Note"), and this Note is in substitution therefor and an amendment and replacement thereof. Nothing herein or in any other document shall be construed to constitute payment of the Original Note or to release or terminate any guaranty or lien, pledge or other security interest in favor of the Bank. This Swing Line Note evidences borrowings under and has been issued by the Borrowers in accordance with the terms of the Credit Agreement. The Bank and any holder hereof is entitled to the benefits of the Credit Agreement and the other Loan Documents, and may enforce the agreements of the Borrowers contained therein, and any holder hereof may exercise the respective remedies provided for thereby or otherwise available in respect thereof, all in accordance with the respective terms thereof. All capitalized terms used in this Note and not otherwise defined herein shall have the same meanings herein as in the Credit Agreement.

Each of the Borrowers irrevocably authorizes the Bank to make or cause to be made, at or about the time of the Drawdown Date of any Swing Line Loan or at the time of receipt of any payment of principal of this Note, an appropriate notation on the grid attached to this Note, or the continuation of such grid, or any other similar record, including computer records, reflecting the making of such Swing Line Loan or (as the case may be) the receipt of such payment. The outstanding amount of the Swing Line Loans set forth on the grid attached to this Note, or the continuation of such grid, or any other similar record, including computer records, maintained by the Bank with respect to any Swing Line Loans shall be prima facie evidence of the principal amount thereof owing and unpaid to the Bank, but the failure to record, or any error in so recording, any such amount on any such grid, continuation or other record shall not limit or otherwise affect the obligation of the Borrowers hereunder or under the Credit Agreement to make payments of principal of and interest on this Note when due.

The Borrowers have the right in certain circumstances and the obligation under certain other circumstances to prepay the whole or part of the principal of this Note on the terms and conditions specified in the Credit Agreement.

If any one or more of the Events of Default shall occur, the entire unpaid principal amount of this Note and all of the unpaid interest accrued thereon may become or be declared due and payable in the manner and with the effect provided in the Credit Agreement.

No delay or omission on the part of the Bank or any holder hereof in exercising any right hereunder shall operate as a waiver of such right or of any other rights of the Bank or such holder, nor shall any delay, omission or waiver on any one occasion be deemed a bar or waiver of the same or any other right on any further occasion.

Each of the Borrowers and every endorser and guarantor of this Note or the obligation represented hereby waives presentment, demand, notice, protest and all other demands and notices in connection with the delivery, acceptance, performance, default or enforcement of this Note, and assents to any extension or postponement of the time of payment or any other indulgence, to any substitution, exchange or release of collateral and to the addition or release of any other party or person primarily or secondarily liable.

THIS NOTE AND THE OBLIGATIONS OF THE BORROWER HEREUNDER SHALL FOR ALL PURPOSES BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAW OF THE COMMONWEALTH OF MASSACHUSETTS (EXCLUDING THE LAWS APPLICABLE TO CONFLICTS OR CHOICE OF LAW). EACH OF THE BORROWERS AGREES THAT ANY SUIT FOR THE ENFORCEMENT OF THIS NOTE MAY BE BROUGHT IN THE COURTS OF THE COMMONWEALTH OF MASSACHUSETTS OR ANY FEDERAL COURT SITTING THEREIN AND THE CONSENT TO THE NONEXCLUSIVE JURISDICTION OF SUCH COURT AND THE SERVICE OF PROCESS IN ANY SUCH SUIT BEING MADE UPON THE BORROWERS BY MAIL AT THE ADDRESS SPECIFIED IN Section 19 OF THE CREDIT AGREEMENT. EACH OF THE BORROWERS HEREBY WAIVES ANY OBJECTION IT THEY MAY NOW OR HEREAFTER HAVE TO THE VENUE OF ANY SUCH SUIT OR ANY SUCH COURT OR THAT SUCH SUIT IS BROUGHT IN AN INCONVENIENT COURT.

This Note shall be deemed to take effect as a sealed instrument under the laws of the Commonwealth of Massachusetts.

IN WITNESS WHEREOF, each of the undersigned has caused this Swing Line Note to be signed in its corporate name and its corporate seal to be impressed thereon by its duly authorized officer as of the day and year first above written.

[Corporate Seal]

THE BORROWERS:

WASTE CONNECTIONS, INC.

WASTE CONNECTIONS OF WASHINGTON, inc.

madera disposal systems, inc.

WASTE CONNECTIONS OF WYOMING, INC.

WASTE CONNECTIONS OF UTAH, INC.

Waste Connections of Oklahoma, Inc.

RED CARPET LANDFILL, INC.

ARROW SANITARY SERVICE, INC.

CURRY TRANSFER & RECYCLING, INC.

WASTE CONNECTIONS OF NEBRASKA, INC.

COLUMBIA SANITARY SERVICE, INC.

MORELAND SANITARY SERVICE, INC.

AMADOR DISPOSAL SERVICE, INC.

CITY SANITATION, INC.

BUTLER COUNTY LANDFILL, INC.

ROCHE & SONS, INC.

MURREY'S DISPOSAL COMPANY, INC.

AMERICAN DISPOSAL COMPANY, INC.

D.M. DISPOSAL CO., INC.

TACOMA RECYCLING COMPANY, INC.

Waste Connections of Minnesota, inc.

management environmental national, inc.

RH Financial corporaTIon

kingsburg disposal service, inc.

superior refuse removal corporation

salina waste systems, inc.

mammoth disposal company

g & P development, inc.

nebraska ecology systems, inc.

refuse removal, inc.

waste connections of iowa, inc.

novak enterprises, inc.

WASTE CONNECTIONS OF TEXAS, INC.

camino real environmental center, inc.

By:

Ronald J. Mittelstaedt

President

WASTE CONNECTIONS OF COLORADO, INC.

DENVER REGIONAL LANDFILL, INC.

NOBLES COUNTY LANDFILL, INC.

SWEET HOME SANITATION SERVICE

WASTE CONNECTIONS TRANSPORTATION COMPANY, INC.

COOK'S WASTEPAPER & RECYCLING, INC.

finney county landfill, inc.

waste connections of new mexico, inc.

waste connections of montana, inc.

oklahoma city waste disposal, inc.

By:

Ronald J. Mittelstaedt

President

COLUMBIA RESOURCE CO., L.P.

By: Management Environmental National, Inc.,

its General Partner

By: _________________________

Ronald J. Mittelstaedt

President

FINLEY-BUTTES LIMITED PARTNERSHIP

By: Management Environmental National, Inc.,

its General Partner

By: _________________________

Ronald J. Mittelstaedt

President

republic services of Oregon I, llc

By: Arrow Sanitary Service, Inc.

its Manager

By: _________________________

Ronald J. Mittelstaedt

President

EL PASO DISPOSAL, L.P.

By: Waste Connections of Texas, Inc.

its General Partner

By: _________________________

Ronald J. Mittelstaedt

President
		Amount of	Balance of
	Amount	Principal Paid	Principal	Notation
Date	of Loan	or Prepaid	Unpaid	Made By:

EXHIBIT D

FORM OF

COMPLIANCE CERTIFICATE

WASTE CONNECTIONS, INC.

Compliance Certificate dated _______________

I, ______________________________, solely in my capacity as Chief Financial Officer of WASTE CONNECTIONS, INC., a Delaware corporation, and its Subsidiaries (collectively, the "Borrowers"), certify that the Borrowers are in compliance with Section Section 6, 7 and 8 of the Third Amended and Restated Revolving Credit Agreement, dated as of May ___, 2000 (as amended and in effect from time to time, the "Credit Agreement") among the Borrowers, the Banks, and Fleet National Bank as Agent for the Banks, as of the end of the quarter dated ________ __, ____. Computations to evidence the Borrowers' compliance with Section 8 of the Credit Agreement, and calculation of the current Pricing Ratio, are detailed below.

Since the date of the last Compliance Certificate, we have acquired or created the following Subsidiaries: _________________________________________.

Capitalized terms which are used herein without definition and which are defined in the Credit Agreement shall have the same meanings herein as in the Credit Agreement.

WASTE CONNECTIONS, INC.

WASTE CONNECTIONS OF WASHINGTON, inc.

madera disposal systems, inc.

WASTE CONNECTIONS OF WYOMING, INC.

WASTE CONNECTIONS OF UTAH, INC.

Waste Connections of Oklahoma, Inc.

RED CARPET LANDFILL, INC.

ARROW SANITARY SERVICE, INC.

CURRY TRANSFER & RECYCLING, INC.

WASTE CONNECTIONS OF NEBRASKA, INC.

COLUMBIA SANITARY SERVICE, INC.

MORELAND SANITARY SERVICE, INC.

AMADOR DISPOSAL SERVICE, INC.

CITY SANITATION, INC.

BUTLER COUNTY LANDFILL, INC.

ROCHE & SONS, INC.

MURREY'S DISPOSAL COMPANY, INC.

AMERICAN DISPOSAL COMPANY, INC.

D.M. DISPOSAL CO., INC.

TACOMA RECYCLING COMPANY, INC.

Waste Connections of Minnesota, inc.

management environmental national, inc.

RH Financial corporaTIon

kingsburg disposal service, inc.

superior refuse removal corporation

salina waste systems, inc.

mammoth disposal company

g & P development, inc.

nebraska ecology systems, inc.

refuse removal, inc.

waste connections of iowa, inc.

novak enterprises, inc.

WASTE CONNECTIONS OF TEXAS, INC.

camino real environmental center, inc.

WASTE CONNECTIONS OF COLORADO, INC.

DENVER REGIONAL LANDFILL, INC.

NOBLES COUNTY LANDFILL, INC.

SWEET HOME SANITATION SERVICE

WASTE CONNECTIONS TRANSPORTATION COMPANY, INC.

COOK'S WASTEPAPER & RECYCLING, INC.

finney county landfill, inc.

waste connections of new mexico, inc.

waste connections of montana, inc.

oklahoma city waste disposal, inc.

By:

Steven F. Bouck

Chief Financial Officer

COLUMBIA RESOURCE CO., L.P.

By: Management Environmental National, Inc.,

its General Partner

By: _________________________

Steven F. Bouck

Chief Financial Officer

FINLEY-BUTTES LIMITED PARTNERSHIP

By: Management Environmental National, Inc.,

its General Partner

By: _________________________

Steven F. Bouck

Chief Financial Officer

republic services of Oregon I, llc

By: Arrow Sanitary Service, Inc.

its Manager

By: _________________________

Steven F. Bouck

Chief Financial Officer

EL PASO DISPOSAL, L.P.

By: Waste Connections of Texas, Inc.

its General Partner

By: _________________________

Steven F. Bouck

Chief Financial Officer

(All Figures To Be Rounded to the Nearest $1,000)/

Section 8.1 Leverage Ratio

1. a. Scheduled payments for

borrowed money $

b. Scheduled payments for debt

instruments (including reimbursement

obligations under letters of credit) $

c. Scheduled payments on

Capitalized Leases $

d. Guarantees of others referred to in

lines 1 a, b and c. $

Funded Debt

(Sum of lines 1 a, b, c and d) $

2. Consolidated Net Income

(or Deficit) of the Borrowers $

plus

3. Interest Expense $

4. Income Taxes $

5. The following non-cash charges:

(a) non-cash stock compensation charges of up to

$260,000 in the aggregate taken during the four

(4) fiscal quarters ending March 31, 2000 and

no more than $110,000 in the aggregate thereafter,

to the extent that each was deducted in determining

Consolidated Net Income (or Deficit), all as

determined in accordance with GAAP $

(b) Non-cash special charge for interest expense

attributable to loan fees paid to Fleet and the Lenders in

connection with the refinancing of the then existing credit

facility between the Borrowers, the Banks

and the Agent taken during the fiscal quarter

ended March 31, 1999 (of up to $180,000) $

(c) Non-cash special charges relating to the "Allied

Swap" in an aggregate amount not to exceed $833,00

and taken during the fiscal quarter ending

June 30, 2000 $

6. Pooling changes taken in connection with any

acquisition permitted under Section 7.4.1 of the

Credit Agreement to the extent such pooling

charges were deducted in determining

Consolidated Net Income $

7. Actual reported EBIT (Sum of lines 3-6) $

8. Adjustments to EBIT in connection with any

permitted acquisition under Section 7.4.1 of the Credit

Agreement, which adjustments are permitted under

the definition of EBIT set forth in the Credit Agreement,

and detailed more fully in a Schedule to this Compliance

Certificate substantially in the form of Exhibit A

attached hereto. $

9. Adjusted EBIT (sum of lines 7 and 8) $

plus

10. Depreciation Expense $

11. Amortization Expense $

12. Actual reported EBITDA (Sum of lines 9, 10, and 11) $

13. Leverage Ratio

Ratio of line 1 to line 12

Maximum Permitted :1

Section 8.2 Funded Debt to Capitalization Ratio

14. Funded Debt (from line 1) $

15. Consolidated Total Assets $

16. Consolidated Total Liabilities $

17. Subscriptions Receivable (to the extent

otherwise includable in Consolidated Net Worth) $

18. Consolidated Net Worth

(line 15 minus lines 16 & 17) $

19. Capitalization (sum of lines 14 and 18) $

20. Funded Debt to Capitalization Percentage

(ratio of line 14 to line 19) _________%

Maximum Permitted

(prior to fiscal quarter ending June 30, 2001) 70%

(thereafter) 65%

Section 8.3 Interest Coverage Ratio

21. EBIT (from line 7 above) $

22. (a) Interest Expense (from line 3)

(b) capitalized interest

Consolidated Total Interest Expense

(line 22(a) plus (b)) $

23. Interest Coverage Ratio

(ratio of line 21 to line 22)

Minimum Required: 2.00:1

Section 8.4 Profitable Operations

24. Consolidated Net Income $

minus:

25. Non-cash charges for interest expense

attributable to loan fees paid to Fleet and the Lenders in

connection with the refinancing of the then existing

credit facilty taken in the fiscal quarter

ending June 30, 2000 (of up to $2,103,200) $

26. Non-cash charges relating to the "Allied Swap" in an

aggregate amount not to exceed $833,000 and taken during

the fiscal quarter ending June 30, 2000 $

27. Non-cash stock compensation charges of up to

$260,000 in the aggregate taken during the four

(4) fiscal quarters ending March 31, 2000 and

no more than $110,000 in the aggregate thereafter $

28. Pooling charges taken in connection with any

acquisition permitted under Section 7.4.1 of the Credit

Agreement to the extent such pooling changes

were deducted in determining Consolidated Net

Income (or defined) $

29. Consolidated Net Income after exclusions $

(line 24 minus lines 25, 26, 27 and 28)

Minimum Permitted: $1.00

Section 8.5 Capital Expenditures

30. Actual Capital Expenditures for the fiscal year $

31. Actual depreciation expenses for the fiscal year $

32. Maximum Capital Expenditures Permitted $

(2.0 times line 31)

Pricing Ratio

33. Funded Debt (from line 1) $

34. EBITDA (from line 12) $

35. Pricing Ratio (ratio of line 33 to 34)

EXHIBIT E

FORM OF

ENVIRONMENTAL COMPLIANCE CERTIFICATE

The undersigned, _________________________, being the duly elected, qualified and acting ____________________________ of WASTE CONNECTIONS, INC., a Delaware corporation, and its Subsidiaries (collectively, the "Borrowers"), hereby certifies in the name of and on behalf of the Borrowers in connection with that certain Third Amended and Restated Revolving Credit Agreement, dated as of May ___, 2000 (as amended and in effect from time to time, the "Credit Agreement"), among the Borrowers, the Banks, and Fleet National Bank (f/k/a BankBoston, N.A.) as Agent for the Banks, that, as of the date hereof:

a. Each Borrower possesses all material permits necessary for the operation of its business, that such permits are in full force and effect, and that no Borrower has any knowledge of any circumstances which might lead to the revocation, suspension, or other loss of any such permit; and

b. The representations and warranties contained in Section 5.16 of the Credit Agreement are true and correct.

Capitalized terms used in this certificate and not otherwise defined herein shall have the same meanings as in the Credit Agreement.

IN WITNESS WHEREOF, I have hereunto set my hand, this ____ day of May 2000.

THE BORROWERS:

WASTE CONNECTIONS, INC.

WASTE CONNECTIONS OF WASHINGTON, inc.

madera disposal systems, inc.

WASTE CONNECTIONS OF WYOMING, INC.

WASTE CONNECTIONS OF UTAH, INC.

Waste Connections of Oklahoma, Inc.

RED CARPET LANDFILL, INC.

ARROW SANITARY SERVICE, INC.

CURRY TRANSFER & RECYCLING, INC.

WASTE CONNECTIONS OF NEBRASKA, INC.

COLUMBIA SANITARY SERVICE, INC.

MORELAND SANITARY SERVICE, INC.

AMADOR DISPOSAL SERVICE, INC.

CITY SANITATION, INC.

BUTLER COUNTY LANDFILL, INC.

ROCHE & SONS, INC.

MURREY'S DISPOSAL COMPANY, INC.

AMERICAN DISPOSAL COMPANY, INC.

D.M. DISPOSAL CO., INC.

TACOMA RECYCLING COMPANY, INC.

Waste Connections of Minnesota, inc.

management environmental national, inc.

RH Financial corporaTIon

kingsburg disposal service, inc.

superior refuse removal corporation

salina waste systems, inc.

mammoth disposal company

g & P development, inc.

nebraska ecology systems, inc.

refuse removal, inc.

waste connections of iowa, inc.

novak enterprises, inc.

WASTE CONNECTIONS OF TEXAS, INC.

camino real environmental center, inc.

WASTE CONNECTIONS OF COLORADO, INC.

DENVER REGIONAL LANDFILL, INC.

NOBLES COUNTY LANDFILL, INC.

SWEET HOME SANITATION SERVICE

WASTE CONNECTIONS TRANSPORTATION COMPANY, INC.

By:

Ronald J. Mittelstaedt

President

COOK'S WASTEPAPER & RECYCLING, INC.

finney county landfill, inc.

waste connections of new mexico, inc.

waste connections of montana, inc.

oklahoma city waste disposal, inc.

By:

Ronald J. Mittelstaedt

President

COLUMBIA RESOURCE CO., L.P.

By: Management Environmental National, Inc.,

its General Partner

By: _________________________

Ronald J. Mittelstaedt

President

FINLEY-BUTTES LIMITED PARTNERSHIP

By: Management Environmental National, Inc.,

its General Partner

By: _________________________

Ronald J. Mittelstaedt

President

republic services of Oregon I, llc

By: Arrow Sanitary Service, Inc.

its Manager

By: _________________________

Ronald J. Mittelstaedt

President

EL PASO DISPOSAL, L.P.

By: Waste Connections of Texas, Inc.

its General Partner

By: _________________________

Ronald J. Mittelstaedt

President

exhibit F

FORM OF

ASSIGNMENT AND ACCEPTANCE

Dated as of ____________________

Reference is made to the Third Amended and Restated Revolving Credit Agreement, dated as of May , 2000 (as from time to time amended and in effect, the "Credit Agreement"), by and among WASTE CONNECTIONS, INC., a Delaware corporation, and its Subsidiaries (collectively, the "Borrowers"), the lending institutions referred to therein as BANKS (collectively, the "Banks"), and FLEET NATIONAL BANK (f/k/a BankBoston, N.A.), a national banking association, as agent (the "Agent") for the Banks. Capitalized terms used herein and not otherwise defined shall have the meanings assigned to such terms in the Credit Agreement.

____________________ (the "Assignor") and ____________________ (the "Assignee") hereby agree as follows:

1.  Assignment.

Subject to the terms and conditions of this Assignment and Acceptance, the Assignor hereby sells and assigns to the Assignee, and the Assignee hereby purchases and assumes without recourse to the Assignor, a $_______________ interest in and to the rights, benefits, indemnities and obligations of the Assignor under the Credit Agreement equal to _______________% in respect of the Total Commitment immediately prior to the Effective Date (as hereinafter defined).

2.  Assignor's Representations.

The Assignor (i) represents and warrants that (A) it is legally authorized to enter into this Assignment and Acceptance, (B) as of the date hereof, its Commitment is $_______________, its Commitment Percentage is _____%, the aggregate outstanding principal balance of its Revolving Credit Loans equals $_______________, the aggregate amount of its Letter of Credit Participations equals $_______________ (in each case after giving effect to the assignment contemplated hereby but without giving effect to any contemplated assignments which have not yet become effective), and (C) immediately after giving effect to all assignments which have not yet become effective, the Assignor's Commitment Percentage will be sufficient to give effect to this Assignment and Acceptance, (ii)  makes no representation or warranty, express or implied, and assumes no responsibility with respect to any statements, warranties or representations made in or in connection with the Credit Agreement or any of the other Loan Documents or the execution, legality, validity, enforceability, genuineness, sufficiency or value of the Credit Agreement, the other Loan Documents or any other instrument or document furnished pursuant thereto or the attachment, perfection or priority of any security interest or mortgage, other than that it is the legal and beneficial owner of the interest being assigned by it hereunder free and clear of any claim or encumbrance; (iii) makes no representation or warranty and assumes no responsibility with respect to the financial condition of the Borrowers or any of their Subsidiaries or any other Person primarily or secondarily liable in respect of any of the Obligations, or the performance or observance by the Borrowers or any of their Subsidiaries or any other Person primarily or secondarily liable in respect of any of the Obligations or any of its obligations under the Credit Agreement or any of the other Loan Documents or any other instrument or document delivered or executed pursuant thereto; and (iv) attaches hereto the Revolving Credit Note delivered to it under the Credit Agreement.

The Assignor requests that the Borrowers exchange the Assignor's Revolving Credit Note for new Revolving Credit Notes payable to the Assignor and the Assignee as follows:

Notes Payable to the Order of:	Amount of Revolving Credit Note

Assignor	$_______________

Assignee	$_______________

3.  Assignee's Representations.

The Assignee (i) represents and warrants that (A) it is duly and legally authorized to enter into this Assignment and Acceptance, (B) the execution, delivery and performance of this Assignment and Acceptance do not conflict with any provision of law or of the charter or by-laws of the Assignee, or of any agreement binding on the Assignee, (C) all acts, conditions and things required to be done and performed and to have occurred prior to the execution, delivery and performance of this Assignment and Acceptance, and to render the same the legal, valid and binding obligation of the Assignee, enforceable against it in accordance with its terms, have been done and performed and have occurred in due and strict compliance with all applicable laws; (ii) confirms that it has received a copy of the Credit Agreement, together with copies of the most recent financial statements delivered pursuant to Section 6.4 thereof and such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into this Assignment and Acceptance; (iii) agrees that it will, independently and without reliance upon the Assignor, the Agent or any other Bank and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under the Credit Agreement; (iv) represents and warrants that it is an Eligible Assignee; (v) appoints and authorizes the Agent to take such action as agent on its behalf and to exercise such powers under the Credit Agreement and the other Loan Documents as are delegated to the Agent by the terms thereof, together with such powers as are reasonably incidental thereto; (vi) agrees that it will perform in accordance with their terms all the obligations which by the terms of the Credit Agreement are required to be performed by it as a Bank; and (vii) acknowledges that it has made arrangements with the Assignor satisfactory to the Assignee with respect to its pro rata share of Letter of Credit Fees in respect of outstanding Letters of Credit.

4.  Effective Date.

The effective date for this Assignment and Acceptance shall be ____________________ (the "Effective Date"). Following the execution of this Assignment and Acceptance and, unless a Default or an Event of Default shall have occurred and be continuing, the consent of the Borrowers hereto having been obtained, each party hereto shall deliver its duly executed counterpart hereof to the Agent for acceptance by the Agent and recording in the Register by the Agent.

5.  Rights Under Credit Agreement.

Upon such acceptance and recording, from and after the Effective Date, (i) the Assignee shall be a party to the Credit Agreement and, to the extent provided in this Assignment and Acceptance, have the rights and obligations of a Bank thereunder, and (ii) the Assignor shall, with respect to that portion of its interest under the Credit Agreement assigned hereunder, relinquish its rights and be released from its obligations under the Credit Agreement; provided, however, that the Assignor shall retain its rights to be indemnified pursuant to Section Section 4.8, 6.11 and 15.2 of the Credit Agreement with respect to any claims or actions arising prior to the Effective Date.

6.  Payments.

Upon such acceptance of this Assignment and Acceptance by the Agent and such recording, from and after the Effective Date, the Agent shall make all payments in respect of the rights and interests assigned hereby (including payments of principal, interest, fees and other amounts) to the Assignee. The Assignor and the Assignee shall make any appropriate adjustments in payments for periods prior to the Effective Date by the Agent or with respect to the making of this assignment directly between themselves.

7.  Governing Law.

THIS ASSIGNMENT AND ACCEPTANCE IS INTENDED TO TAKE EFFECT AS A SEALED INSTRUMENT TO BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE COMMONWEALTH OF MASSACHUSETTS (WITHOUT REFERENCE TO CONFLICT OF LAWS).

8.  Counterparts.

This Assignment and Acceptance may be executed in any number of counterparts which shall together constitute but one and the same agreement.

IN WITNESS WHEREOF, intending to be legally bound, each of the undersigned has caused this Assignment and Acceptance to be executed on its behalf by its officer thereunto duly authorized, as of the date first above written.

[NAME OF ASSIGNOR]

By:

Name:

Title:

[NAME OF ASSIGNEE]

By:

Name:

Title:

CONSENTED TO:

FLEET NATIONAL BANK (f/k/a BankBoston, N.A.), as Agent

By:

Name:

Title:

WASTE CONNECTIONS, INC.

WASTE CONNECTIONS OF WASHINGTON, inc.

madera disposal systems, inc.

WASTE CONNECTIONS OF WYOMING, INC.

WASTE CONNECTIONS OF UTAH, INC.

Waste Connections of Oklahoma, Inc.

RED CARPET LANDFILL, INC.

ARROW SANITARY SERVICE, INC.

CURRY TRANSFER & RECYCLING, INC.

WASTE CONNECTIONS OF NEBRASKA, INC.

COLUMBIA SANITARY SERVICE, INC.

MORELAND SANITARY SERVICE, INC.

AMADOR DISPOSAL SERVICE, INC.

CITY SANITATION, INC.

BUTLER COUNTY LANDFILL, INC.

ROCHE & SONS, INC.

MURREY'S DISPOSAL COMPANY, INC.

AMERICAN DISPOSAL COMPANY, INC.

D.M. DISPOSAL CO., INC.

TACOMA RECYCLING COMPANY, INC.

Waste Connections of Minnesota, inc.

management environmental national, inc.

RH Financial corporaTIon

kingsburg disposal service, inc.

superior refuse removal corporation

salina waste systems, inc.

mammoth disposal company

g & P development, inc.

nebraska ecology systems, inc.

refuse removal, inc.

waste connections of iowa, inc.

novak enterprises, inc.

WASTE CONNECTIONS OF TEXAS, INC.

camino real environmental center, inc.

By:

Ronald J. Mittelstaedt

President

WASTE CONNECTIONS OF COLORADO, INC.

DENVER REGIONAL LANDFILL, INC.

NOBLES COUNTY LANDFILL, INC.

SWEET HOME SANITATION SERVICE

WASTE CONNECTIONS TRANSPORTATION COMPANY, INC.

COOK'S WASTEPAPER & RECYCLING, INC.

finney county landfill, inc.

waste connections of new mexico, inc.

waste connections of montana, inc.

oklahoma city waste disposal, inc.

By:

Ronald J. Mittelstaedt

President

COLUMBIA RESOURCE CO., L.P.

By: Management Environmental National, Inc.,

its General Partner

By: _________________________

Ronald J. Mittelstaedt

President

FINLEY-BUTTES LIMITED PARTNERSHIP

By: Management Environmental National, Inc.,

its General Partner

By: _________________________

Ronald J. Mittelstaedt

President

republic services of Oregon I, llc

By: Arrow Sanitary Service, Inc.

its Manager

By: _________________________

Ronald J. Mittelstaedt

President

EL PASO DISPOSAL, L.P.

By: Waste Connections of Texas, Inc.

its General Partner

By: _________________________

Ronald J. Mittelstaedt

President

SCHEDULE 1

BANKS; COMMITMENT PERCENTAGES; ADDRESSES
Bank	Commitment	Commitment Percentage
FLEET NATIONAL BANK 100 Federal Street Mail Stop: MA DE 10008H Boston, Massachusetts 02110 Attention: Timothy M. Laurion Tel: 617-434-9689 Fax: 617-434-2160 E-Mail: timothy_laurion@fleet.com	$60,000,000	13.79310344828%
DEUTSCHE BANK 130 Liberty Street Mail Stop: 2276 New York, NY 10006 Attention: Diane Rolfe Tel: 212-250-8617 Fax: 212-250-7218 E-Mail: diane.rolfe@db.com E-Mail: alexander.g.bici@db.com	$60,000,000	13.79310344828%
WELLS FARGO BANK 1120 K Street 2nd Floor Modesto, CA 95353 Attention: Brad L. Tolstedt Tel: 209-578-6818 Fax: 209-523-3686 E-Mail:	$40,000,000	9.19540229885%
union bank of california, n.a. Suite 1400 770 L Street Sacramento, CA 95814-3396 Attention: Randy Lambert Tel: 916-321-6770 Fax: 916-444-0866 E-mail: randy.lambert@uboc.com	$35,000,000	8.04597701149%
CIBC WORLD MARKETS 425 Lexington Avenue New York, NY 10017 Attention: Ian Palmer Tel: 212-856-3875 Fax: 212-856-3991 E-Mail:	$35,000,000	8.04597701149%
LASALLE BANK NATIONAL ASSOCIATION 132 S. LaSalle St. Chicago, IL 60603 Attention: Paul Casey Tel: 312-904-9697 Fax: 312-904-0553 E-Mail: paul.m.casey@abnamro.com	$35,000,000	8.04597701149%
chase bank of texas 712 Main Street 5-CBBE-78 Houston, TX 77002 Attention: David Jones Tel: 713-216-4940 Fax: 713-216-6004 E-Mail: hdavid.jones@chase.com	$30,000,000	6.89655172414%
comerica bank - california, n.a. 333 West Santa Clara Mail Code 4820 San Jose, CA 95113 Attention: Christian W. Sporl Tel: 408-556-5362 Fax: 408-556-5395 E-Mail: chris_w_sporl@comerica.com	$25,000,000	5.74712643678%
CITICORP USA, Inc. 390 Greenwich Street 1st Floor New York, NY 10013 Attention: Amit Grover Tel: 212-723-6638 Fax: 212-723-8547 E-Mail: amit.grover@ssbn.com	$25,000,000	5.74712643678%
Credit Lyonnais LOS ANGELES BRANCH 515 South Flower St., Suite 2200 Los Angeles, CA 90071 Attention: Andrew Lee Tel: 213-362-5958 Fax: 213-623-3437 E-Mail: andrew.lee@clamericas.com	$25,000,000	5.74712643678%
FIRST BANK & TRUST 865 Howe Avenue, Suite 310 Sacramento, CA 95825 Attention: Maureen O'Connor Tel: 916-641-3277 Fax: 916-924-0157 E-Mail: maureen.o'connor@sbol.com	$25,000,000 (by virtue of assignment of City National's commitment on 3/16/01)	5.74712643678%
U.S. BANK NATIONAL ASSOCIATION 980 9th Street, Suite 1100 Sacramento, CA 95814 Attention: Robert G. Black Tel: (916) 552-7058 Fax: (916) 556-5761 Email: robert.black@usbank.com	$15,000,000	3.44827586207%
GUARANTY FEDERAL BANK, F.S.B. 300 Capitol Mall, Suite 1550 Sacramento, CA 95814 Attention: Greg Re Tel: 916-341-7272 Fax: 916-442-7022 E-Mail: greg.re@guarantygroup.com	$15,000,000	3.44827586207%
SANWA BANK CALIFORNIA 601 J Street, Suite 203 Sacramento, CA 95814 Attention: Dennis Raymond Tel: 916-448-6325 Fax: 916-441-0989 E-Mail: draymond@sanwabank.com	$10,000,000	2.29885057471%
TOTAL COMMITMENT	$435,000,000	100%

SCHEDULE 2

WASTE CONNECTIONS OF WASHINGTON, inc.

madera disposal systems, inc.

WASTE CONNECTIONS OF WYOMING, INC.

WASTE CONNECTIONS OF UTAH, INC.

Waste Connections of Oklahoma, Inc.

RED CARPET LANDFILL, INC.

ARROW SANITARY SERVICE, INC.

CURRY TRANSFER & RECYCLING, INC.

WASTE CONNECTIONS OF NEBRASKA, INC.

COLUMBIA SANITARY SERVICE, INC.

MORELAND SANITARY SERVICE, INC.

AMADOR DISPOSAL SERVICE, INC.

CITY SANITATION, INC.

BUTLER COUNTY LANDFILL, INC.

MURREY'S DISPOSAL COMPANY, INC.

AMERICAN DISPOSAL COMPANY, INC.

D. M. DISPOSAL CO., INC.

TACOMA RECYCLING COMPANY, INC.

Waste Connections of Minnesota, inc.

management environmental national, inc.

RH Financial corporaTIon

kingsburg disposal service, inc.

superior refuse removal corporation

mammoth disposal company

g & P development, inc.

nebraska ecology systems, inc.

refuse removal, inc.

waste connections of iowa, inc.

waste connections of south dakota, inc. (f/k/a Novak Enterprises, Inc.)

camino real environmental center, inc.

WASTE CONNECTIONS OF COLORADO, INC.

DENVER REGIONAL LANDFILL, INC.

NOBLES COUNTY LANDFILL, INC.

Waste connections of Oregon, inc. (f/k/a Sweet Home Sanitation Service)

WASTE CONNECTIONS TRANSPORTATION COMPANY, INC.

finney county landfill, inc.

waste connections of new mexico, inc.

waste connections of montana, inc.

oklahoma city waste disposal, inc.

COLUMBIA RESOURCE CO., L.P.

FINLEY-BUTTES LIMITED PARTNERSHIP

EL PASO DISPOSAL, LP

COMMUNITY REFUSE DISPOSAL, INC.

J BAR J LAND, INC.

NORTHERN PLAINS DISPOSAL, INC.

OKLAHOMA LANDFILL HOLDINGS, INC.

OSAGE LANDFILL, INC.

SOUTHERN PLAINS DISPOSAL, INC.

WASCO COUNTY LANDFILL, INC.

WASTE CONNECTIONS MANAGEMENT SERVICES, INC.

WASTE CONNECTIONS OF KANSAS, INC.

WASTE CONNECTIONS OF TEXAS, LLC

LEALCO, INC.

SCHEDULE 3.1

Outstanding Letters of Credit

Columbia Resource Company $ 9,013,864.90

Madera County $ 1,828,998.00

Wasco County $14,499,835.60

SCHEDULE 5.7

Material Litigation

None

SCHEDULE 5.9

Material Contracts

Contracts greater than 5% of fiscal 1999 revenues ($ 9,130,900.90)

Clark County Transfer Stations $20,000,000.00

Murrey's G Permit $15,122,000.00

Clark County G Permit $11,429,000.00

SCHEDULE 5.16

Environmental Compliance

None

SCHEDULE 5.18

Transactions with Affiliates

None

SCHEDULE 7.2(i)
Contract	Date	Restriction 1: Encumbers the Equipment or requires that City be able to use equipment	Restriction 2: Prohibits encumbrance of the Contract or proceeds therefrom	Restriction 3: Requires consent before WCI can encumber the assets	Restriction 4: Requires execution of a security agreement
1) Contract between City of Moses Lake and Waste Connections of Washington, Inc.	3/17/00

The contract is a lien against all Waste Connections of Washington, Inc. equipment, which the city shall have the right to possess and use for the unexpired term of the contract should Waste Connections of Washington, Inc. fail to perform. In addition, the city has the right to possess and use all vehicles, equipment and facilities under any conditional sales contract, mortgage or other contractual arrangement, used by Waste Connections of Washington, Inc. in the performance of the contract, for the unexpired term of the contract.

			N/A	N/A	N/A
2) Recyclables Collection Contract by and among Clark County, City of Battle Ground and WCI of WA	9/29/98

If WCI of WA defaults, the County may take possession of the equipment, containers and vehicles for ten days while the surety decides whether to assume performance of the Contract.

If the surety does not assume performance, County can take possession of and use the Contractor's Inventory and Equipment for up to six months.

If there is a strike, work stoppage or slow down, the City may operate the Contractor's Inventory.

WCI of WA shall not pledge any money due under this Contract without obtaining written consent of the Surety and giving thirty days prior notice to the Director of Public Works in Clark County.

Requires that WCI WA get the Director's written approval of instrument establishing a security interest in or otherwise encumbering WCI of WA's interest in its inventory and requires that if such instrument runs to a surety, it must contain certain provisions.

WCI of WA executed a Security Agreement with regard to bins and carts that prohibits any additional liens against the bins and carts..
3) MultiFamily Recyclables Collection Contract Between Clark County and Evergreen	Undated	Same as No. 2 above.	Same as No. 2 above.	Same as No. 2 above.	Evergreen executed a Security Agreement with regard to containers that may prohibit additional liens. I do not have a copy of the Security Agreement to verify this point.
4) Recyclables Collection Contract with Clark County, Town of Yacolt and WCI WA	11/2/98	Same as No. 2 above.	Same as No. 2 above.	Same as No. 2 above.	Same as No. 2 above.
5) Residential Solid Waste, Recycling and Yard Debris Collection Franchise with the City of Portland and Arrow, Dee's, Miller's, and Moreland.

The Franchise cannot be mortgaged without the prior written consent of the City of Portland. The Franchisee may mortgage or pledge its tangible assets to finance the acquisition of equipment for the operation of the contract.

6) Specifications and General Provisions for Solid Waste Collection in Bellevue, WA

Any mortgage or other contractual arrangement for financing the purchase of equipment shall provide that it Contractor defaults, the City of Bellevue may use the vehicles and equipment for the term of the Agreement.

7) Garbage Collection Contract with City of Vancouver and WCI WA	1/1/97

If there is a work slow-down, strike or work stoppage, the City may operate the Contractor's inventory.

If the Contractor defaults on the Contract, the Contractor must let the City use its equipment for up to six months.

8) Single Family Recyclables Collection Contract between the City of Vancouver and WCI	12/2/96	Same as No. 2 above.	Same as No. 2 above.	Same as No. 2 above.	WCI executed a Security Agreement with regard to its bins that prohibits other liens.
9) Multi Family Recyclables Collection Contract between the City of Vancouver and Evergreen	12/23/96	Same as No. 2 above.	Same as No. 2 above.	Same as No. 2 above.	We do not have a copy of a Security Agreement, but one was referenced in the Contract which is the same form as No. 1 above.
10) Agreement No. 50994 -Contract for Solid Waste Disposal between the Wyoming Dept. of Transportation and Wright Disposal	7/28/97		The Contract cannot be used for collateral for any financial obligation.
11) Recyclables Collection Contract between Clark County, WA, City of La Center and WCI of WA	10/28/98	Same as No. 2 above.	Same as No. 2 above.	Same as No. 2 above.	Contractor executed a Security Agreement with respect to bins and carts. I did not receive a copy of this Agreement, but it may contain a restriction on additional liens against the collateral.
12) Multi Family Recyclables Collection Contract by and among Clark County, City of Battleground and Evergreen	4/20/93	Same as No. 2 above.	Same as No. 2 above.	Same as No. 2 above.	Evergreen executed a Security Agreement with regard to containers that prohibits any additional liens against the containers.

City	Annual Revenues from Collection Contracts	Value of Assets Needed to Service the Collection Contracts as of 9/30/98
Vancouver	$ 6,238,000	$2,164,000
Clarke County	$ 1,486,000
Portland	$ 145,000
Bellevue	$ 1,154,000
Wyoming	Negligible Amount

SCHEDULE 7.3

Permitted Investments

With respect to permitted investments, (i) certain monies are being held in trust by a trustee pursuant to the acquisition of Nobles County Landfill by WCI, and (ii) the trustee has invested all or part of such monies in various securities and financial instruments totaling $930,000. WCI is in the process of liquidating these securities to reinvest in permitted investments.

FIRST AMENDMENT AND CONSENT

First Amendment and Consent (this "Amendment"), dated as of September 28, 2000, to the Third Amended and Restated Credit Revolving Credit Agreement, dated as of May 16, 2000 (as amended and in effect from time to time, the "Credit Agreement"), by and among (a) Waste Connections, Inc. (the "Parent") and certain of its Subsidiaries (collectively with the Parent, the "Borrowers"), (b) the banks or other lending institutions which are or may become a party thereto (each a "Bank" and, collectively, the "Banks"), (c) Fleet National Bank (f/k/a BankBoston, N.A.), as administrative agent (the "Agent") for the Banks, (d) Wells Fargo Bank, N.A., LaSalle Bank National Association and Union Bank of California, N.A., each as a managing agent for the Banks, (e) Chase Bank of Texas and Comerica Bank-California, each as co-agent for the Banks, and (f) Bankers Trust Company, as syndication agent for the Banks. Capitalized terms which are used herein without definition and which are defined in the Credit Agreement shall have the same meanings herein as in the Credit Agreement.

WHEREAS, pursuant to an Asset Sale Agreement, dated as of April 14, 2000, by and among, Waste Management, Inc., a Delaware corporation ("WMI"), Waste Management of Arkansas, Inc., Rolling Meadows Landfill, Inc., Waste Management of Louisiana, L.L.C., USA Waste of Texas Landfills, Inc., Waste Management of Texas, Inc., Jones Sanitation, L.L.C., Oak Grove Landfill, Inc., Waste Management of Missouri, Inc., Central Missouri Landfill, Inc., Waste Management of Oklahoma, Inc., Southern Plains Landfill, Inc., J Bar J Land, Inc. ("J Bar J") and Waste Management of Nebraska (collectively with WMI, the "Sellers"), and Waste Corporation of America, a Delaware corporation ("WCA"), the Sellers agreed to sell and WCA agreed to purchase, certain designated assets of the Sellers used in or related to the business of collecting and hauling solid waste and operating solid waste transfer stations in Nebraska and Oklahoma and the stock of J Bar J (the transaction herein referred to as the "WCA Acquisition");

WHEREAS, in connection with the WCA Acquisition, WCA formed three wholly-owned subsidiaries known as Northern Plains Disposal, Inc., a Delaware corporation ("NE Disposal"), Oklahoma Landfill Holdings, Inc., a Delaware corporation ("OK Landfill"), and Southern Plains Disposal, Inc., a Delaware corporation ("OK Disposal") (NE Disposal, OK Landfill and OK Disposal, and J Bar J collectively referred to herein as the "Asset Companies");

WHEREAS, at the closing of the WCA Acquisition, the Asset Companies will purchase all of the stock and assets of the Asset Companies from the Sellers;

WHEREAS, in order to finance the WCA Acquisition, WCA and the Asset Companies have requested and WCI has agreed to lend to WCA and the Asset Companies $33,875,000 (the "Loan") upon the terms and conditions set forth in a secured credit agreement (the "WCA Credit Agreement") (the transaction herein referred to as the "WCA Bridge Financing"), which obligations are secured by perfected first priority security interests in the stock and assets of the Assets Companies and Osage (defined below) (other than the real property) and;

WHEREAS, pursuant to a Stock Purchase Agreement, dated as of September 27, 2000, by and among WCI and WCA, WCA has agreed to sell and WCI has agreed to purchase all of the issued and outstanding capital stock of the Asset Companies in addition to all of the issued and outstanding capital stock of another subsidiary of WCA known as Osage Landfill, Inc., an Oklahoma corporation ("Osage", and collectively with the Asset Companies, the "WCA Companies") in an amount not to exceed the amount of the Loan, plus cash for the purchase of certain accounts receivables in an amount not to exceed $250,000, plus cash with respect to contingent purchase price obligations in an amount not to exceed $2,152,500 (as more fully described in section 1.3 of the Stock Purchase Agreement) (the transaction herein referred to as the "WCI Acquisition");

WHEREAS, WCI has requested that the Agent and the Majority Banks consent to the WCA Bridge Financing and the WCI Acquisition and agree to amend the indebtedness covenant as set forth herein;

NOW, THEREFORE, the parties hereto hereby agree as follows:

Section 1. Amendment to the Credit Agreement. Section 7.1(e) of the Credit Agreement is hereby amended by deleting Section 7.1(e) thereof and substituting in lieu thereof the following new Section 7.1(e):

"(e) Indebtedness of the Borrowers with respect to performance bonds in an aggregate amount not to exceed $25,000,000."

Section 2. Consent.  Subject to the satisfaction of each of the conditions precedent set forth in Section 3, the Agent and the Majority Banks hereby consent to the WCA Bridge Financing and the WCI Acquisition.

Section 3. Conditions to Effectiveness.  This Amendment shall become effective upon the satisfaction of each of the following conditions precedent:

(a) the Agent shall have received a counterpart signature page to this Amendment duly executed by each of the Borrowers, the Majority Banks and the Agent;

(b) WCA, the WCA Companies shall have executed the WCA Credit Agreement, which shall be in form and substance satisfactory to the Agent, and shall contain, without limitation, covenants and cross-defaults to the operative WCA Wells Fargo Credit Agreement, the Credit Agreement, and representations and warranties satisfactory to the Agent;

(c) WCA and the WCA Companies shall have executed a promissory note evidencing the Loan (the "WCA Note"), which shall have a term no longer than one year and shall be in form and substance satisfactory to the Agent;

(d) WCA shall have executed and delivered to WCI a Securities Pledge Agreement (the "WCA Pledge Agreement"), in form and substance satisfactory to the Agent, pursuant to which WCA pledges the respective stock of each of the WCA Companies other than J Bar J;

(e) NE Disposal shall have executed and delivered to WCI a Securities Pledge Agreement (the "J Bar J Pledge Agreement") in form and substance satisfactory to the Agent, pursuant to which NE Disposal pledges the respective stock of J Bar J;

(f) WCA shall have delivered to WCI stock certificates (which stock certificates shall be accompanied by irrevocable instruments of assignment, duly endorsed in blank by WCA and otherwise in form and substance satisfactory to the Agent) representing 100% of the respective stock of each of the WCA Companies other than J Bar J pledged to WCI pursuant to the WCA Pledge Agreement;

(g) NE Disposal shall have delivered to WCI stock certificates (which stock certificates shall be accompanied by irrevocable instruments of assignment, duly endorsed in blank by NE Disposal and otherwise in form and substance satisfactory to the Agent) representing 100% of the stock of J Bar J pledged to WCI pursuant to the J Bar J Pledge Agreement;

(h) The WCA Companies shall have executed and delivered to WCI a Security Agreement, in form and substance satisfactory to the Agent (the "WCA Security Agreement"), together with UCC-1 financing statements;

(i) The WCA Companies shall have executed and delivered a completed perfection certificate with respect to the stock and assets of each of the WCA Companies, respectively, and otherwise in form and substance satisfactory to the Agent;

(j) The WCA Companies shall have delivered to WCI certificates of insurance outlining all the insurance coverage of each of the respective WCA Companies, including policy limits and deductibles, in accordance with the terms of the WCA Security Agreements, and naming WCI and the Agent as the additional insureds and the loss payees;

(k) The Borrowers shall have delivered to the Agent an assignment of (i) the WCA Note; (ii) the WCA Pledge Agreement (iii) the J Bar J Pledge Agreement, and (iv) the WCA Security Agreement, in form and substance satisfactory to the Agent;

(l) The Borrowers shall have delivered to the Agent an opinion of Shartsis Friese & Ginsburg LLC, counsel to the Borrowers, addressed to the Agent and the Banks and in form and substance satisfactory to the Agent;

(m) WCA and the WCA Companies shall have delivered to WCI and the Agent an opinion of Mayor, Day, Caldwell & Keeton, L.L.P., counsel to WCA and the WCA Companies, addressed to WCI, the Agent and the Banks opining as to (i) the due incorporation, good standing and legal existence of each of the WCA Companies and J Bar J, (ii) the authorization of the WCA Acquisition and the WCA Bridge Financing, (iii) the enforceability of the WCA Credit Agreement, WCA Note, WCA Pledge Agreement, J Bar J Pledge Agreement, WCA Security Agreement, and the perfection of the security interests granted therein, and (iv) no contravention with any constitutive agreement or any material agreement to which WCA is a party, and shall be in form and substance satisfactory to the Agent;

(n) Taking into account this Amendment no Default or Event of Default has occurred and is continuing or would exist as a result of the WCA Bridge Financing and/or the WCI Acquisition or the other transactions contemplated hereby; and

(o) Upon completion of the WCI Acquisition, the WCA Companies shall be joined as Borrowers pursuant to Section 6.17 of the Credit Agreement and shall deliver such documentation as the Agent may reasonably request.

Section 4. Representations and Warranties.  The Borrowers represent and warrant to the Banks and the Agent that to the best of the Borrowers' knowledge (a) the WCA Companies shall collectively have annual revenues of at least $13,000,000 and EBITDA of at least $5,300,000, and (b) that the representations and warranties of the Borrowers contained in the Credit Agreement (i) were true and correct in all material respects when made, (ii) except to the extent of changes resulting from transactions contemplated or permitted by the Credit Agreement and taking into account this Amendment and the other Loan Documents and changes occurring in the ordinary course of business that singly or in the aggregate are not materially adverse, and to the extent that such representations and warranties relate expressly to an earlier date, continue to be true and correct in all material respects on the date hereof.

Section 5. Affirmation and Acknowledgment of the Borrowers.  The Borrowers hereby ratify and confirm all of their Obligations to the Banks and the Agent and the Borrowers hereby affirm their absolute and unconditional promise to pay to the Banks and the Agent the Loans and all other Obligations under the Credit Agreement and the other Loan Documents.

Section 6. Miscellaneous.

(a) Except as expressly set forth in this Amendment, this Amendment shall not, by implication or otherwise, limit, impair, constitute a waiver of or otherwise affect any rights or remedies of the Agent or the Banks under the Credit Agreement or the other Loan Documents, nor alter, modify, amend or in any way affect any of the terms, obligations or covenants contained in the Credit Agreement or the Loan Documents, all of which shall continue in full force and effect. Nothing in this Amendment shall be construed to imply any willingness on the part of the Agent or the Banks to grant any similar or future consent or waiver of any of the terms and conditions of the Credit Agreement or the other Loan Documents.

(b) This Amendment may be executed in any number of counterparts, but all of such counterparts shall together constitute but one and the same agreement. This Amendment shall be governed by and interpreted and determined as an instrument under seal in accordance with the laws of The Commonwealth of Massachusetts, without reference to conflicts of law.

(c) The Borrowers hereby agree to pay to the Banks and the Agent, on demand by the Banks and the Agent, all reasonable out-of-pocket costs and expenses incurred or sustained by such Persons in connection with the preparation of this Amendment (including reasonable legal fees).

[signature pages follow]

IN WITNESS WHEREOF, each of the undersigned has caused this Amendment to be executed as of the date first written above.

FLEET NATIONAL BANK

(f/k/a BankBoston, N.A.), individually

and as Agent

By:

Name:

Title:

UNION BANK OF CALIFORNIA, N.A.

By:

Name:

Title:

COMERICA BANK - CALIFORNIA

By:

Name:

Title:

la salle BANK national

   ASSOCIATION

By:

Name:

Title:

CITY NATIONAL BANK

By:

Name:

Title:

FIRST BANK OF CALIFORNIA

By:

Name:

Title:

U.S. BANK NATIONAL ASSOCIATION

By:

Name:

Title:

bankers trust company

By:

Name:

Title:

chase bank of texas

By:

Name:

Title:

CIBC Inc.

By:

Name:

Title:

wells fargo bank, n.a.

By:

Name:

Title:

GUARANTY FEDERAL BANK, F.S.B.

By:

Name:

Title:

CITICORP USA, INC.

By:

Name:

Title:

ACKNOWLEDGED AND AGREED TO:

THE BORROWERS

WASTE CONNECTIONS, INC.

WASTE CONNECTIONS OF WASHINGTON, inc.

madera disposal systems, inc.

WASTE CONNECTIONS OF WYOMING, INC.

WASTE CONNECTIONS OF UTAH, INC.

Waste Connections of Oklahoma, Inc.

RED CARPET LANDFILL, INC.

ARROW SANITARY SERVICE, INC.

CURRY TRANSFER & RECYCLING, INC.

WASTE CONNECTIONS OF NEBRASKA, INC.

COLUMBIA SANITARY SERVICE, INC.

MORELAND SANITARY SERVICE, INC.

AMADOR DISPOSAL SERVICE, INC.

CITY SANITATION, INC.

BUTLER COUNTY LANDFILL, INC.

ROCHE & SONS, INC.

MURREY'S DISPOSAL COMPANY, INC.

AMERICAN DISPOSAL COMPANY, INC.

D.M. DISPOSAL CO., INC.

TACOMA RECYCLING COMPANY, INC.

Waste Connections of Minnesota, inc.

management environmental national, inc.

RH Financial corporaTIon

kingsburg disposal service, inc.

superior refuse removal corporation

salina waste systems, inc.

mammoth disposal company

g & P development, inc.

nebraska ecology systems, inc.

refuse removal, inc.

waste connections of iowa, inc.

novak enterprises, inc.

WASTE CONNECTIONS OF TEXAS, INC.

camino real environmental center, inc.

WASTE CONNECTIONS OF COLORADO, INC.

By:

Name:

Title:

DENVER REGIONAL LANDFILL, INC.

NOBLES COUNTY LANDFILL, INC.

SWEET HOME SANITATION SERVICE

WASTE CONNECTIONS TRANSPORTATION

  COMPANY, INC.

COOK'S WASTEPAPER & RECYCLING, INC.

finney county landfill, inc.

waste connections of new mexico, inc.

waste connections of montana, inc.

oklahoma city waste disposal, inc.

By:

Name:

Title:

COLUMBIA RESOURCE CO., L.P.

By: Management Environmental National, Inc.,

its General Partner

By:

Name:

Title:

FINLEY-BUTTES LIMITED PARTNERSHIP

By: Management Environmental National, Inc.,

its General Partner

By:

Name:

Title:

republic services of Oregon I, llc

By: Arrow Sanitary Service, Inc.

its Manager

By:

Name:

Title:

EL PASO DISPOSAL, L.P.

By: Waste Connections of Texas, Inc.

its General Partner

By:

Name:

Title:

SECOND AMENDMENT

to that certain

THIRD AMENDED AND RESTATED REVOLVING CREDIT AGREEMENT

This SECOND AMENDMENT AND MODIFICATION AGREEMENT, dated as of December 28, 2000 ("Amendment"), by and among (a)  WASTE CONNECTIONS, INC., a Delaware corporation (the "Parent"), the subsidiaries of the Parent set forth on the signature pages hereto (the "Subsidiaries," and collectively with the Parent, the "Borrowers"), (b) the banks or other lending institutions which are or may become a party thereto (each a "Bank" and, collectively, the "Banks"), (c) FLEET NATIONAL BANK, as administrative agent for the Banks (the "Administrative Agent"), and (d) WELLS FARGO BANK N.A., LASALLE BANK NATIONAL ASSOCIATION and UNION BANK OF CALIFORNIA, N.A., each as a managing agent for the Banks, (e) CHASE BANK OF TEXAS and COMERICA BANK- CALIFORNIA, each as co-agent for the Banks, and (f) DEUTSCHE BANC (f/k/a Bankers Trust Company), as syndication agent for the Banks.

WHEREAS, the Borrowers, certain of the Banks (the "Existing Banks"), the Administrative Agent and the Co-Agents are parties to that certain Third Amended and Restated Revolving Credit Agreement, dated as of May 16, 2000 (as amended and in effect from time to time, the "Credit Agreement"), pursuant to which the Existing Banks, upon certain terms and conditions, agreed to make loans to, and issue letters of credit for the benefit of, the Borrowers;

WHEREAS, the Borrowers have requested that the Administrative Agent and the Banks agree to amend certain of the terms and provisions of the Credit Agreement in order, among other things, to permit the Total Commitment to be increased to an amount not to exceed $435,000,000; and

WHEREAS, an additional bank wishes to become a Bank hereunder (the "New Bank");

NOW, THEREFORE, the parties hereto hereby agree as follows:

Section 1. Defined Terms.  Capitalized terms which are used herein without definition and which are defined in the Credit Agreement shall have the same meanings herein as in the Credit Agreement.

Section 2. Amendment of Section 1.1 of the Credit Agreement. Section 1.1 of the Credit Agreement is hereby amended by:

(a) inserting the following new definition in the proper alphabetical order:

"Second Amendment Effective Date. December 28, 2000."

Section 3. Amendment of Section 2.2.2 of the Credit Agreement. Section 2.2.2 of the Credit Agreement is hereby amended by deleting the reference to amount "$425,000,000" in such Section and inserting in lieu thereof "$435,000,000."

Section 4. Amendment of Section 6.17(a) of the Credit Agreement. Section 6.17(a) of the Credit Agreement is hereby deleted in its entirety and restated as:

"(a) Within ten (10) Business Days of the occurrence of the creation or acquisition of any new Subsidiaries permitted under Section 7.4, such Subsidiaries shall become Borrowers hereunder by (i) signing a joinder agreement or entering into an amendment to this Credit Agreement and the Security Documents, as applicable, with the other parties hereto and thereto, in form and substance satisfactory to the Administrative Agent, providing that such Subsidiary shall become a Borrower hereunder, 100% of the stock and assets of which shall be pledged to the Administrative Agent for the benefit of the Banks (subject to Permitted Liens), and (ii) providing such other documentation as the Banks or the Administrative Agent may reasonably request, including, without limitation, documentation with respect to the conditions specified in Section 9 hereof. In such event, the Administrative Agent is hereby authorized by the parties to amend Schedule 2 to include such new Subsidiary."

Section 5. Amendment of Section 7.1(e) of the Credit Agreement. Section 7.1(e) of the Credit Agreement is hereby amended by deleting the reference to the amount "$25,000,000" in such Section and inserting in lieu thereof "$50,000,000."

Section 6. Replacement of Schedules 1 and 2 to the Credit Agreement. Schedules 1 and 2 to the Credit Agreement are hereby deleted in there entirety, and the Schedules 1 and 2 attached hereto are hereby respectively substituted in lieu thereof.

Section 7. Addition of New Bank. From and after the Second Amendment Effective Date, Credit Lyonnais Los Angeles Branch shall be a party to the Credit Agreement as a Bank thereunder as provided in the Credit Agreement as amended by this Amendment, with the rights and obligations of a Bank thereunder. Credit Lyonnais Los Angeles Branch (i) appoints and authorizes the Administrative Agent to take such action as agent on its behalf and to exercise such powers under the Credit Agreement and the other Loan Documents as are delegated to the Administrative Agent by the terms thereof, together with such powers as are reasonably incidental thereto; (ii) agrees that it will perform in accordance with their terms all the obligations which by the terms of the Credit Agreement, as amended hereby, are required to be performed by it as a Bank; and (iii) agrees to treat in confidence any information obtained by it pursuant to the Credit Agreement in accordance with Section 20 thereof.

Section 8. Affirmation and Acknowledgment. The Borrowers hereby ratify and confirm all of their Obligations to the Banks, including, without limitation, the Revolving Credit Loans, the Notes and the other Loan Documents, and the Borrowers hereby affirm their absolute and unconditional promise to pay to the Banks all Obligations under the Credit Agreement as amended hereby. The Borrowers hereby confirm that the Obligations are and remain secured pursuant to the Security Documents and pursuant to all other instruments and documents executed and delivered by the Borrowers as security for the Obligations.

Section 9. Representations and Warranties. Each of the Borrowers hereby represents and warrants to the Banks as follows:

(a) The execution and delivery by each Borrower of this Amendment, and the performance by each Borrower of its obligations and agreements under this Amendment and the Credit Agreement as amended hereby, are within the corporate authority of each Borrower and, have been duly authorized by all necessary corporate proceedings on behalf of each Borrower, and do not and will not contravene any provision of law, statute, rule or regulation to which any Borrower is subject or any Borrower's charter, other incorporation papers, by-laws or any stock provision or any amendment thereof or of any agreement or other instrument binding upon any Borrower.

(b) This Amendment and the Credit Agreement as amended hereby constitute legal, valid and binding obligations of each Borrower, enforceable in accordance with their respective terms, except as limited by bankruptcy, insolvency, reorganization, moratorium or other laws relating to or affecting generally the enforcement of creditors' rights and except to the extent that availability of the remedy of specific performance or injunctive relief is subject to the discretion of the court before which any proceeding therefor may be brought.

(c) Other than approvals or consents which have been obtained, no approval or consent of, or filing with, any governmental agency or authority is required to make valid and legally binding the execution, delivery or performance by any Borrower of this Amendment or the Credit Agreement as amended hereby.

(d) The representations and warranties contained in Section 5 of the Credit Agreement are true and correct at and as of the date made and as of the date hereof, except to the extent of changes resulting from transactions contemplated or permitted by the Credit Agreement and the other Loan Documents and changes occurring in the ordinary course of business that singly or in the aggregate are not materially adverse, or to the extent that such representations and warranties relate expressly to an earlier date.

(e) Each Borrower has performed and complied in all material respects with all terms and conditions herein required to be performed or complied with by it prior to or at the time hereof, and as of the date hereof, after giving effect to the provisions hereof, there exists no Event of Default or Default.

Section 10. Effectiveness. This Amendment shall be deemed to be effective as of the Second Amendment Effective Date, subject to the execution and delivery of the following documents, each in form and substance satisfactory to the Administrative Agent, and the payment of certain fees and expenses noted below:

(i) this Amendment signed by each Borrower, the Administrative Agent and the Majority Banks;

(ii) for the New Bank, a duly executed Note, issued in favor of such Bank in the respective principal amount set forth on Schedule 1 hereto;

(iii) evidence satisfactory to the Administrative Agent that all corporate action necessary for the valid execution, delivery and performance by the Borrowers of this Amendment and the Note has been duly and effectively taken;

(iv) each of the Borrowers shall have certified (a) that its charter or other incorporation documents and by-laws have not been amended since the date such charter or other incorporation documents and by-laws were certified to the Administrative Agent (or shall deliver the same if amended), (b) that it is in good standing or is authorized to do business in its state of incorporation and in each state in which such Borrower does business, (c) that its Perfection Certificate is true and correct in all material respects as of the Second Amendment Effective Date (or shall deliver an amended and restated Perfection Certificate) and (d) that the Schedule 2 attached hereto lists all of the Subsidiaries of the Parent as of the Second Amendment Effective Date;

(v) a favorable legal opinion delivered in connection with this Amendment and the Joinder and Affirmation Agreement (described below) addressed to the Administrative Agent and the Banks, in form and substance satisfactory to the Administrative Agent, from counsel to the Borrowers and issued in connection with this Amendment;

(vi) a Joinder and Affirmation Agreement, dated as of December 22, 2000, executed and delivered by Community Refuse Disposal, Inc., El Paso Disposal, LP, J Bar J Land, Inc., Northern Plains Disposal, Inc., Oklahoma Landfill Holdings, Inc., Osage Landfill, Inc., Southern Plains Disposal, Inc., Wasco County Landfill, Inc, Waste Connections Management Services, Inc., Waste Connections of Kansas, Inc., and Waste Connections of Texas, LLC, and all documents required to be delivered in connection therewith, as of the Second Amendment Effective Date;

(vii) such other documents, agreements and items as the Administrative Agent may require; and

(viii) the Borrowers shall have paid to the Administrative Agent and the New Bank all fees due as of the Second Amendment Effective Date, and to each Existing Bank executing this Amendment an amendment fee in the aggregate amount of $5,000.

Section 11. Counterparts. This Amendment may be executed in several counterparts and by each party on a separate counterpart, each of which when executed and delivered shall be an original, and all of which together shall constitute one instrument. In proving this Amendment it shall not be necessary to produce or account for more than one such counterpart signed by the party against whom enforcement is sought.

Section 12. Delivery by Facsimile. This Amendment, to the extent signed and delivered by means of a facsimile machine, shall be treated in all manner and respects as an original agreement or instrument and shall be considered to have the same binding legal effect as if it were the original signed version thereof delivered in person. At the request of any party hereto or to any such agreement or instrument, each other party hereto or thereto shall re-execute original forms thereof and deliver them to all other parties. No party hereto or to any such agreement or instrument shall raise the use of a facsimile machine to deliver a signature or the fact that any signature or agreement or instrument was transmitted or communicated through the use of a facsimile machine as a defense to the formation of a contract and each party forever waives such defense.

Section 13. Miscellaneous Provisions.

(a) Except as otherwise expressly provided by this Amendment, all of the terms, conditions and provisions of the Credit Agreement shall remain the same. It is declared and agreed by each of the parties hereto that the Credit Agreement, as amended hereby, shall continue in full force and effect, and that this Amendment and the Credit Agreement shall be read and construed as one instrument.

(b) This Amendment is intended to take effect as an agreement under seal and shall be construed according to and governed by the laws of the Commonwealth of Massachusetts.

(c) This Amendment may be executed in any number of counterparts, but all such counterparts shall together constitute but one instrument. In making proof of this Amendment it shall not be necessary to produce or account for more than one counterpart signed by each party hereto by and against which enforcement hereof is sought.

(d) The Borrowers hereby agree to pay to the Administrative Agent, on demand by the Administrative Agent, all reasonable out-of-pocket costs and expenses incurred or sustained by the Administrative Agent in connection with the preparation of this Amendment (including reasonable legal fees).

IN WITNESS WHEREOF, the parties hereto have executed this Amendment as of the date first written above.

THE BORROWERS:

WASTE CONNECTIONS, INC.

WASTE CONNECTIONS OF WASHINGTON, inc.

madera disposal systems, inc.

WASTE CONNECTIONS OF WYOMING, INC.

WASTE CONNECTIONS OF UTAH, INC.

Waste Connections of Oklahoma, Inc.

RED CARPET LANDFILL, INC.

ARROW SANITARY SERVICE, INC.

CURRY TRANSFER & RECYCLING, INC.

WASTE CONNECTIONS OF NEBRASKA, INC.

COLUMBIA SANITARY SERVICE, INC.

MORELAND SANITARY SERVICE, INC.

AMADOR DISPOSAL SERVICE, INC.

CITY SANITATION, INC.

BUTLER COUNTY LANDFILL, INC.

ROCHE & SONS, INC.

MURREY'S DISPOSAL COMPANY, INC.

AMERICAN DISPOSAL COMPANY, INC.

D.M. DISPOSAL CO., INC.

TACOMA RECYCLING COMPANY, INC.

Waste Connections of Minnesota, inc.

management environmental national, inc.

RH Financial corporaTIon

kingsburg disposal service, inc.

superior refuse removal corporation

mammoth disposal company

g & P development, inc.

nebraska ecology systems, inc.

refuse removal, inc.

waste connections of iowa, inc.

WASTE CONNECTIONS OF SOUTH DAKOTA, INC. (F/K/A

  NOVAK enterprises, Inc.)

camino real environmental center, inc.

WASTE CONNECTIONS OF COLORADO, INC.

DENVER REGIONAL LANDFILL, INC.

NOBLES COUNTY LANDFILL, INC.

WASTE CONNECTIONS OF OREGON, INC. (f/k/a SWEET

  HOME SANITATION SERVICE, INC.)

WASTE CONNECTIONS TRANSPORTATION

  COMPANY, INC.

By:

Name:

Title:

COOK'S WASTEPAPER & RECYCLING, INC.

finney county landfill, inc.

waste connections of new mexico, inc.

waste connections of montana, inc.

oklahoma city waste disposal, inc.

By:

Name:

Title:

COLUMBIA RESOURCE CO., L.P.

By: Management Environmental National, Inc.,

its General Partner

By:

Name:

Title:

FINLEY-BUTTES LIMITED PARTNERSHIP

By: Management Environmental National, Inc.,

its General Partner

By:

Name:

Title:

COMMUNITY REFUSE DISPOSAL INC.

J BAR J LAND, INC.

NORTHERN PLAINS DISPOSAL, INC.

OKLAHOMA LANDFILL HOLDINGS, INC.

OSAGE LANDFILL, INC.

SOUTHERN PLAINS DISPOSAL, INC.

WASCO COUNTY LANDFILL, INC.

WASTE CONNECTIONS MANAGEMENT   SERVICES, INC.

WASTE CONNECTIONS OF KANSAS, INC.

By:

Name:

Title:

EL PASO DISPOSAL, LP

By: Waste Connections of Texas, LLC,

     its General Partner

By: Waste Connections Management Services, Inc.

     its Manager

By:

Name:

Title:

WASTE CONNECTIONS OF TEXAS, LLC

By: Waste Connections Management Services, Inc.

its Manager

By:

Name:

Title:

THE LENDERS:

FLEET NATIONAL BANK,

   individually and as Administrative Agent

By:

Timothy M. Laurion, Managing Director

UNION BANK OF CALIFORNIA, N.A.

By:

Name:

Title:

COMERICA BANK - CALIFORNIA, n.a.

By:

Name:

Title:

lasalle BANK national ASSOCIATION (f/k/a LaSalle National Bank)

By:

Name:

Title:

FIRST BANK & TRUST

By:

Name:

Title:

U.S. BANK NATIONAL ASSOCIATION

By:

Name:

Title:

deutscHe banc

By:

Name:

Title:

chase bank of texas

By:

Name:

Title:

CIBC Inc., as Lender

By:

Name:

Title:

CITY NATIONAL BANK

By:

Name:

Title:

wells fargo bank

By:

Name:

Title:

citicorp usa, inc.

By:

Name:

Title:

SANWA BANK CALIFORNIA

By:

Name:

Title:

GUARANTY FEDERAL BANK, F.S.B.

By:

Name:

Title:

CREDIT LYONNAIS LOS ANGELES   BRANCH

By:

Name:

Title:

THIRD AMENDMENT

to that certain

THIRD AMENDED AND RESTATED REVOLVING CREDIT AGREEMENT

This THIRD AMENDMENT, dated as of February 6, 2001 ("Amendment"), to that certain Third Amended and Restated Revolving Credit Agreement, dated as of May 16, 2000 (as amended and in effect from time to time, the "Credit Agreement") by and among (a)  WASTE CONNECTIONS, INC., a Delaware corporation (the "Parent"), the subsidiaries of the Parent set forth on the signature pages hereto, with the exception of the Excluded Subsidiaries as defined below (the "Subsidiaries," and collectively with the Parent, the "Borrowers"), (b) the banks or other lending institutions which are or may become a party thereto (each a "Bank" and, collectively, the "Banks"), (c) FLEET NATIONAL BANK, as administrative agent for the Banks (the "Administrative Agent"), and (d) WELLS FARGO BANK N.A., LASALLE BANK NATIONAL ASSOCIATION and UNION BANK OF CALIFORNIA, N.A., each as a managing agent for the Banks, (e) CHASE BANK OF TEXAS and COMERICA BANK- CALIFORNIA, each as co-agent for the Banks, and (f) DEUTSCHE BANC (f/k/a Bankers Trust Company), as syndication agent for the Banks.

WHEREAS, the Borrowers, the Banks, the Administrative Agent and the Co-Agents are parties to the Credit Agreement;

WHEREAS, the Borrowers have requested that the Administrative Agent and the Banks agree to amend certain of the terms and provisions of the Credit Agreement in order, among other things, to permit the Parent to acquire 51% of the membership interests in Pierce County Recycling, Composting and Disposal, LLC, a Washington limited liability company ("Pierce County LLC") and 51% of the stock of Pierce County Landfill Management, Inc., a Delaware corporation ("Pierce County Management") (such transactions herein referred to as the "Pierce County Investment");

NOW, THEREFORE, the parties hereto hereby agree as follows:

Section 1. Defined Terms.  Capitalized terms which are used herein without definition and which are defined in the Credit Agreement shall have the same meanings herein as in the Credit Agreement.

Section 2. Amendment of Section 1.1 of the Credit Agreement. Section 1.1 of the Credit Agreement is hereby amended by:

(a) deleting the existing definitions of Borrowers, Consolidated Net Income (or Deficit), Consolidated Total Assets, Consolidated Total Interest Expense, and Membership Interest Pledge Agreement in their entirety and inserting the following new definitions place thereof:

"Borrowers. The Parent and the Subsidiaries other than the Excluded Subsidiaries."

"Consolidated Net Income (or Deficit). The consolidated net income (or deficit) of the Borrowers (other than that attributed to the Excluded Subsidiaries) after deduction of all expenses, taxes, and other proper charges (including, without limitation, pooling charges taken in connection with acquisitions permitted under Section 7.4.1), determined in accordance with GAAP plus cash Distributions actually received by the Borrowers from the Excluded Subsidiaries in any period."

"Consolidated Total Assets. All assets of the Borrowers determined on a consolidated basis in accordance with GAAP, plus (i) without duplication, all assets leased by the Borrowers as lessee under any Synthetic Lease to the extent that such assets would have been consolidated balance sheet assets had the Synthetic Lease been treated for accounting purposes as a Capitalized Lease, plus (ii) without duplication, all sold receivables referred to in clause (vii) of the definition of the term "Indebtedness" to the extent that such receivables would have been consolidated balance sheet assets had they not been sold."

"Consolidated Total Interest Expense. For any period, the aggregate amount of interest required to be paid or accrued by the Borrowers during such period on all Indebtedness of the Borrowers outstanding during all or any part of such period, whether such interest was or is required to be reflected as an item of expense or capitalized, including payments consisting of interest in respect of any Capitalized Lease or any Synthetic Lease and including commitment fees, agency fees, facility fees, balance deficiency fees and similar fees or expenses in connection with the borrowing of money, but excluding non-cash charges for amortized financing expenses (such as closing fees and similar fees and expenses) arising in connection with the Credit Agreement or the Prior Credit Agreement."

"Membership Interest Pledge Agreement. Any membership interest pledge agreement, as amended from time to time, entered into by any Borrower with respect to any membership interest in any limited liability company pledged to the Administrative Agent for the benefit of the Banks."

(b) inserting the following new definitions in the proper alphabetical order:

"Excluded Subsidiaries. Pierce County Management and Pierce County LLC, provided, however, that if the Parent acquires 100% of the membership interests in Pierce County LLC and 100% of the outstanding capital stock of Pierce County Management, Pierce County Management and Pierce County LLC shall cease to be Excluded Subsidiaries hereunder and shall become Borrowers."

"LeMay Purchase Agreement. The Purchase Agreement, dated as of February 22, 2001, by and among the Parent, Land Recovery, Inc., Resource Investments, Inc., Pierce County LLC, the Estate of Harold E. LeMay, and Nancy L. LeMay."

"Pierce County Investment. The acquisition by the Parent of 51% of the membership interests in Pierce County Recycling, Composting and Disposal, LLC, a Washington limited liability company, and 51% of the stock of Pierce County Landfill Management, Inc., a Delaware corporation, on the terms set forth in the Pierce County Investment Documents."

"Pierce County Investment Documents. The LeMay Purchase Agreement, the Murrey Purchase Agreement, the Pierce County Stockholder/Member Agreement, and all agreements and documents required to be entered into or delivered pursuant thereto or in connections with the Pierce County Investment, each in form and substance satisfactory to the Administrative Agent."

"Pierce County LLC. Pierce County Recycling, Composting and Disposal, LLC, a Washington limited liability company."

"Pierce County Management. Pierce County Landfill Management, Inc., a Delaware corporation."

"Pierce County Stockholder/Member Agreement. The Stockholders' and Members' Agreement for Pierce County Landfill Management, Inc. and Pierce County Recycling, Composting and Disposal, LLC, dated as of February __, 2001, by and among Pierce County Management, Pierce County LLC, the Parent, Land Recovery, Inc. and Resource Investments, Inc."

"Pierce County Put. The put option of the minority interest holders in both Pierce County LLC and Pierce County Management, as more specifically described in the Pierce County Investment Documents, the exercise of which would obligate the Parent to purchase the additional interests of both Pierce County LLC and Pierce County Management for cash."

"Murrey Purchase Agreement. The Purchase Agreement, dated as of February 22, 2001, by and among the Parent, Land Recovery, Inc., Resource Investments, Inc., Pierce County LLC and The Murrey Trust UTA August 5, 1993, as amended."

"Third Amendment Effective Date. The date on which the conditions in Section 9 of the Third Amendment are or will be satisfied."

Section 3. Amendment of Section 7.1 of the Credit Agreement. Section 7.1 of the Credit Agreement is hereby amended by inserting the following provision in the appropriate order:

"(f) The Pierce County Put; provided that the Pierce County Put shall not be exercised, and no payment shall be made with respect thereto, without the prior written consent of the Majority Banks."

Section 4. Amendment of Section 7.3 of the Credit Agreement. Section 7.3 of the Credit Agreement is hereby amended by inserting the following provision in the appropriate order:

"(j) the Pierce County Investment, provided that the sum of the total cash consideration with respect to such Pierce County Investment does not exceed twenty-seven million dollars ($27,000,000)."

Section 5. Waiver of certain provisions of Section 7.4.1 of the Credit Agreement. Upon the Third Amendment Effective Date and subject to the conditions set forth herein, the Administrative Agent and the Banks consent to the Pierce County Investment and hereby waive Section 7.4.1(e) of the Credit Agreement with respect thereto; provided that simultaneously with such Pierce County Investment, all of the membership interests and stock acquired by the Parent with respect to such Pierce County Investment will be pledged to the Administrative Agent on behalf of the Banks; and further provided that the Pierce County Investment shall be substantially in accordance with the Pierce County Investment Documents previously delivered to the Administrative Agent, and otherwise on terms that are reasonably acceptable to the Administrative Agent in all respects, including that the aggregate purchase price paid shall not exceed twenty-seven million dollars ($27,000,000), of which three million dollars ($3,000,000) is for working capital; and further provided that upon the Parent's becoming a 100% owner of Pierce County LLC and Pierce County Management, the Parent shall pledge 100% of the stock of Pierce County Management and 100% of the membership interests in Pierce County LLC to the Administrative Agent for the benefit of the Banks.

Section 6. Pledge of Stock. The Parent hereby pledges, assigns, grants a security interest in, and delivers to the Administrative Agent for the benefit of the Banks and the Administrative Agent all of the Parent's shares of capital stock of Pierce County Management, as listed on the replacement Annex A to the Parent Stock Pledge Agreement attached hereto. The Parent confirms and ratifies the replacement Annex A to the Parent Stock Pledge Agreement attached hereto.

Section 7. Affirmation and Acknowledgment. The Borrowers hereby ratify and confirm all of their Obligations to the Banks, including, without limitation, the Revolving Credit Loans, the Notes and the other Loan Documents, and the Borrowers hereby affirm their absolute and unconditional promise to pay to the Banks all Obligations under the Credit Agreement as amended hereby. The Borrowers hereby confirm that the Obligations are and remain secured pursuant to the Security Documents and pursuant to all other instruments and documents executed and delivered by the Borrowers as security for the Obligations.

Section 8. Representations and Warranties. Each of the Borrowers hereby represents and warrants to the Banks as follows:

(a) The execution and delivery by each Borrower of this Amendment, and the performance by each Borrower of its obligations and agreements under this Amendment and the Credit Agreement as amended hereby, are within the corporate authority of each Borrower and, have been duly authorized by all necessary corporate proceedings on behalf of each Borrower, and do not and will not contravene any provision of law, statute, rule or regulation to which any Borrower is subject or any Borrower's charter, other incorporation papers, by-laws or any stock provision or any amendment thereof or of any agreement or other instrument binding upon any Borrower.

(b) This Amendment and the Credit Agreement as amended hereby constitute legal, valid and binding obligations of each Borrower, enforceable in accordance with their respective terms, except as limited by bankruptcy, insolvency, reorganization, moratorium or other laws relating to or affecting generally the enforcement of creditors' rights and except to the extent that availability of the remedy of specific performance or injunctive relief is subject to the discretion of the court before which any proceeding therefor may be brought.

(c) Other than approvals or consents which have been obtained, no approval or consent of, or filing with, any governmental agency or authority is required to make valid and legally binding the execution, delivery or performance by any Borrower of this Amendment, the Credit Agreement as amended hereby, or any pledge described herein.

(d) The representations and warranties contained in Section 5 of the Credit Agreement are true and correct at and as of the date made and as of the date hereof, except to the extent of changes resulting from transactions contemplated or permitted by the Credit Agreement and the other Loan Documents and changes occurring in the ordinary course of business that singly or in the aggregate are not materially adverse, or to the extent that such representations and warranties relate expressly to an earlier date.

(e) The Borrowers are in current compliance with and, after giving effect to the Pierce County Investment (including any borrowings made or to be made in connection therewith), will continue to be in compliance with all of the covenants in Section 8 of the Credit Agreement on a pro forma historical combined basis as if the transaction occurred on the first day of the period of measurement.

(f) Each Borrower has performed and complied in all material respects with all terms and conditions herein required to be performed or complied with by it prior to or at the time hereof, and as of the date hereof, after giving effect to the provisions hereof, there exists no Event of Default or Default.

Section 9. Effectiveness. This Amendment shall be deemed to be effective as of the Third Amendment Effective Date, subject to the execution and delivery of the following documents, each in form and substance satisfactory to the Administrative Agent:

(i) this Amendment signed by each Borrower, the Administrative Agent, and the Majority Banks;

(ii) evidence satisfactory to the Administrative Agent that all corporate action necessary for the valid execution, delivery and performance of this Amendment by the Borrowers has been obtained;

(iii) each of the Borrowers shall have certified (a) that its charter or other incorporation documents and by-laws have not been amended since the date such charter or other incorporation documents and by-laws were certified to the Administrative Agent (or shall deliver the same if amended), (b) that it is in good standing or is authorized to do business in its state of incorporation and in each state in which such Borrower does business, (c) that its Perfection Certificate is true and correct in all material respects as of the Third Amendment Effective Date (or shall deliver an amended and restated Perfection Certificate) and (d) that the Schedule 2 attached hereto lists all of the Subsidiaries of the Parent as of the Third Amendment Effective Date;

(iv) a favorable legal opinion delivered in connection with the Membership Interest Pledge Agreement, and the amended Annex A to the Parent Stock Pledge Agreement (described below) addressed to the Administrative Agent and the Banks, in form and substance satisfactory to the Administrative Agent, from counsel to the Borrowers and issued in connection with this Amendment;

    a Membership Interest Pledge Agreement, dated as of the Third Amendment Effective Date, executed and delivered by the Parent, and all documents required to be delivered in connection therewith, as of the Third Amendment Effective Date;
    an amended Annex A to the Parent Stock Pledge Agreement, and all documents required to be delivered in connection therewith, as of the Third Amendment Effective Date;

    a Compliance Certificate demonstrating compliance with Section Section 8.1-8.3 of the Credit Agreement dated as of the Third Amendment Effective Date;

    satisfactory environmental due diligence review and review of County indemnification with respect to closed landfill; and

    such other documents, agreements and items as the Administrative Agent may require.

Section 10. Counterparts. This Amendment may be executed in several counterparts and by each party on a separate counterpart, each of which when executed and delivered shall be an original, and all of which together shall constitute one instrument. In proving this Amendment it shall not be necessary to produce or account for more than one such counterpart signed by the party against whom enforcement is sought.

Section 11. Delivery by Facsimile. This Amendment, to the extent signed and delivered by means of a facsimile machine, shall be treated in all manner and respects as an original agreement or instrument and shall be considered to have the same binding legal effect as if it were the original signed version thereof delivered in person. At the request of any party hereto or to any such agreement or instrument, each other party hereto or thereto shall re-execute original forms thereof and deliver them to all other parties. No party hereto or to any such agreement or instrument shall raise the use of a facsimile machine to deliver a signature or the fact that any signature or agreement or instrument was transmitted or communicated through the use of a facsimile machine as a defense to the formation of a contract and each party forever waives such defense.

Section 12. Miscellaneous Provisions.

(a) Except as otherwise expressly provided by this Amendment, all of the terms, conditions and provisions of the Credit Agreement shall remain the same. It is declared and agreed by each of the parties hereto that the Credit Agreement, as amended hereby, shall continue in full force and effect, and that this Amendment and the Credit Agreement shall be read and construed as one instrument.

(b) This Amendment is intended to take effect as an agreement under seal and shall be construed according to and governed by the laws of the Commonwealth of Massachusetts.

(c) The Borrowers hereby agree to pay to the Administrative Agent, on demand by the Administrative Agent, all reasonable out-of-pocket costs and expenses incurred or sustained by the Administrative Agent in connection with the preparation of this Amendment (including reasonable legal fees).

IN WITNESS WHEREOF, the parties hereto have executed this Amendment as of the date first written above.

THE BORROWERS:

WASTE CONNECTIONS, INC.

WASTE CONNECTIONS OF WASHINGTON, inc.

madera disposal systems, inc.

WASTE CONNECTIONS OF WYOMING, INC.

WASTE CONNECTIONS OF UTAH, INC.

Waste Connections of Oklahoma, Inc.

RED CARPET LANDFILL, INC.

ARROW SANITARY SERVICE, INC.

CURRY TRANSFER & RECYCLING, INC.

WASTE CONNECTIONS OF NEBRASKA, INC.

COLUMBIA SANITARY SERVICE, INC.

MORELAND SANITARY SERVICE, INC.

AMADOR DISPOSAL SERVICE, INC.

CITY SANITATION, INC.

BUTLER COUNTY LANDFILL, INC.

ROCHE & SONS, INC.

MURREY'S DISPOSAL COMPANY, INC.

AMERICAN DISPOSAL COMPANY, INC.

D.M. DISPOSAL CO., INC.

TACOMA RECYCLING COMPANY, INC.

Waste Connections of Minnesota, inc.

management environmental national, inc.

RH Financial corporaTIon

kingsburg disposal service, inc.

superior refuse removal corporation

mammoth disposal company

g & P development, inc.

nebraska ecology systems, inc.

refuse removal, inc.

waste connections of iowa, inc.

WASTE CONNECTIONS OF SOUTH DAKOTA, INC. (F/K/A

  NOVAK enterprises, Inc.)

camino real environmental center, inc.

WASTE CONNECTIONS OF COLORADO, INC.

DENVER REGIONAL LANDFILL, INC.

NOBLES COUNTY LANDFILL, INC.

WASTE CONNECTIONS OF OREGON, INC. (f/k/a SWEET

  HOME SANITATION SERVICE, INC.)

WASTE CONNECTIONS TRANSPORTATION

  COMPANY, INC.

By:

Name:

Title:

finney county landfill, inc.

waste connections of new mexico, inc.

waste connections of montana, inc.

oklahoma city waste disposal, inc.

By:

Name:

Title:

COLUMBIA RESOURCE CO., L.P.

By: Management Environmental National, Inc.,

its General Partner

By:

Name:

Title:

FINLEY-BUTTES LIMITED PARTNERSHIP

By: Management Environmental National, Inc.,

its General Partner

By:

Name:

Title:

COMMUNITY REFUSE DISPOSAL INC.

J BAR J LAND, INC.

NORTHERN PLAINS DISPOSAL, INC.

OKLAHOMA LANDFILL HOLDINGS, INC.

OSAGE LANDFILL, INC.

SOUTHERN PLAINS DISPOSAL, INC.

WASCO COUNTY LANDFILL, INC.

WASTE CONNECTIONS MANAGEMENT   SERVICES, INC.

WASTE CONNECTIONS OF KANSAS, INC.

By:

Name:

Title:

EL PASO DISPOSAL, LP

By: Waste Connections of Texas, LLC,

     its General Partner

By: Waste Connections Management Services, Inc.

     its Manager

By:

Name:

Title:

WASTE CONNECTIONS OF TEXAS, LLC

By: Waste Connections Management Services, Inc.

its Manager

By:

Name:

Title:

THE LENDERS:

FLEET NATIONAL BANK,

   individually and as Administrative Agent

By:

Timothy M. Laurion, Managing Director

UNION BANK OF CALIFORNIA, N.A.

By:

Name:

Title:

COMERICA BANK - CALIFORNIA, n.a.

By:

Name:

Title:

lasalle BANK national ASSOCIATION (f/k/a LaSalle National Bank)

By:

Name:

Title:

FIRST BANK & TRUST

By:

Name:

Title:

U.S. BANK NATIONAL ASSOCIATION

By:

Name:

Title:

deutscHe banc

By:

Name:

Title:

chase bank of texas

By:

Name:

Title:

CIBC Inc., as Lender

By:

Name:

Title:

CITY NATIONAL BANK

By:

Name:

Title:

wells fargo bank

By:

Name:

Title:

citicorp usa, inc.

By:

Name:

Title:

SANWA BANK CALIFORNIA

By:

Name:

Title:

GUARANTY FEDERAL BANK, F.S.B.

By:

Name:

Title:

CREDIT LYONNAIS LOS ANGELES   BRANCH

By:

Name:

Title:

FOURTH AMENDMENT

to that certain

THIRD AMENDED AND RESTATED REVOLVING CREDIT AGREEMENT

This FOURTH AMENDMENT, dated as of March 28, 2001 (the "Amendment"), to that certain Third Amended and Restated Revolving Credit Agreement, dated as of May 16, 2000 (as amended and in effect from time to time, the "Credit Agreement") by and among (a)  WASTE CONNECTIONS, INC., a Delaware corporation (the "Parent"), the subsidiaries of the Parent set forth on the signature pages hereto, with the exception of the Excluded Subsidiaries, (the "Subsidiaries," and collectively with the Parent, the "Borrowers"), (b) the banks or other lending institutions which are or may become a party thereto (each a "Bank" and, collectively, the "Banks"), (c) FLEET NATIONAL BANK, as administrative agent for the Banks (the "Administrative Agent"), (d) WELLS FARGO BANK N.A., LASALLE BANK NATIONAL ASSOCIATION and UNION BANK OF CALIFORNIA, N.A., each as a managing agent for the Banks, (e) CHASE BANK OF TEXAS and COMERICA BANK- CALIFORNIA, each as co-agent for the Banks, and (f) DEUTSCHE BANK (f/k/a Bankers Trust Company), as syndication agent for the Banks.

WHEREAS, the Borrowers have requested that the Administrative Agent and the Banks agree to amend certain of the terms and provisions of the Credit Agreement in order, among other things, to permit the Parent to issue and sell up to an aggregate principal amount of $150,000,000 of the Convertible Subordinated Notes (as defined below);

NOW, THEREFORE, in consideration of the foregoing, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereby agree as follows:

1.  Definitions. Capitalized terms used herein without definition shall have the meanings assigned to such terms in the Credit Agreement.

2.  Amendments to Section 1.1 of the Credit Agreement.  Section 1.1 of the Credit Agreement is hereby amended as follows:

(a) The definition of "Subordinated Debt" is hereby deleted in its entirety and replaced with the following new definition:

"Subordinated Debt. The Convertible Subordinated Notes, in an aggregate principal amount not to exceed $150,000,000 issued pursuant to the Indenture and subject to the terms and conditions set forth in Schedule 1 to the Fourth Amendment, and any other unsecured Indebtedness of the Borrowers that is expressly subordinated and made junior to the payment and performance in full of the Obligations, and evidenced as such by a written instrument containing subordination provisions on terms and in form and substance acceptable to the Administrative Agent and Majority Banks."

(b) The definition of "Converted Wasco Bond" is hereby deleted in its entirety and replaced with the following new definition:

"Converted Wasco Bond. The $13,600,000 fixed rate Solid Waste Disposal Revenue Bonds, Waste Connections, Inc. Project, Series 2001, issued by Wasco County, Oregon."

(c) The definition of "Wasco Collateral" is hereby deleted in its entirety and replaced with the following new definition:

"Wasco Collateral. The machinery, equipment, revenues, personal property, project funds, contracts and other property pledged to the trustee under the Wasco Bond Documents."

(d) The definitions of "Wasco Funds" and "Wasco Letter of Credit" are hereby deleted in their entirety.

(e) The following definitions are added to Section 1.1 and inserted in correct alphabetical order:

"Convertible Subordinated Notes. The 5.5% Convertible Subordinated Notes due 2006 issued by the Parent pursuant to the Indenture, dated as of April 4, 2001 between the Parent and State Street Bank & Trust Company of California, N.A., as trustee, in an aggregate principal amount not to exceed $150,000,000 plus interest as provided for in the Indenture."

"Fourth Amendment. The Fourth Amendment to the Credit Agreement, dated as of March 28, 2001, between the Borrowers, the Administrative Agent and the Majority Banks."

"Indenture. The Indenture dated as of April 4, 2001, between the Parent and State Street Bank & Trust Company of California, N.A., as trustee, with respect to the Convertible Subordinated Notes."

"Senior Funded Debt. At any time of determination, the results of Funded Debt minus the aggregate principal amount of Subordinated Debt outstanding as of such date."

3.  Amendments to Section 7.1 of the Credit Agreement. Section 7.1 of the Credit Agreement is hereby amended by: (i) inserting after the phrase "other Indebtedness" in subsection (d) the following phrase "(other than as permitted under subsections (e), (f) and (g) herein)", (ii) deleting the word "and" at the end of subsections (d) and (e) (iii) deleting the period at the end of subsection (f) and replacing it with "; and" and (iv) inserting the following new subsection (g) at the end of thereof: "(g) the Convertible Subordinated Notes, provided, (i) the Subsidiaries are not guarantors of the Convertible Subordinated Notes and (ii) the Obligations of the Borrowers under this Credit Agreement and the obligations of the Borrowers under any Swap Contracts with the Banks shall be Designated Senior Indebtedness as defined in the Indenture."

4.  Amendments to Section 7.11 of the Credit Agreement. Section 7.11 of the Credit Agreement is hereby amended by deleting such section and adding the following section 7.11 thereto:

"Section 7.11 Subordinated Debt.  No Borrower will amend, supplement or otherwise modify the terms of any of the Subordinated Debt or any of the documents evidencing such Subordinated Debt or prepay, redeem or repurchase any of the Subordinated Debt without the consent of the Majority Banks; provided, however, so long as no Default or Event of Default has occurred and is continuing, the Borrowers shall be permitted to (i) make regularly scheduled payments of interest (and principal if permitted by the Majority Banks) on the Subordinated Debt other than the Convertible Subordinated Notes, and (ii) make regularly scheduled payments of interest on the Convertible Subordinated Notes."

5.  Amendments to Section 8 of the Credit Agreement.

(a) Section 8.1 of the Credit Agreement is hereby amended by deleting such section and adding the following section 8.1 thereto:

"Section 8.1  Leverage Ratio. As of the end of any fiscal quarter of the Borrowers commencing with the fiscal quarter ending March 31, 2001, the Borrowers will not permit the ratio of Funded Debt to EBITDA (the "Leverage Ratio") to exceed 4.00:1 or exceed 3.75:1 for any fiscal quarter ending during the period from June 30, 2001 through March 31, 2002 or exceed 3.50:1 for any fiscal quarter ending thereafter, provided however for any fiscal quarter ending from and after the date the Borrowers incur Subordinated Debt in connection with the issuance of the Subordinated Convertible Notes, the Borrowers will not permit the Leverage Ratio to exceed 4.25:1. For purposes of this Section 8.1, EBITDA shall be calculated for the fiscal quarters ending on such date."

(b) Section 8 is hereby amended by adding the following section 8.6 thereto:

"Section 8.6  Senior Funded Debt to EBITDA. As of any fiscal quarter of the Borrowers from and after the date the Borrowers incur Subordinated Debt in connection with the issuance of the Subordinated Convertible Notes, the Borrowers will not permit the ratio of Senior Funded Debt to EBITDA to exceed 3.25:1. For purposes of this Section 8.6 EBITDA shall be calculated for four fiscal quarters ending on such date."

6.  Amendments to Section 12.1 of the Credit Agreement. Section 12.1 of the Credit Agreement is hereby amended by: (i) deleting the word "or" at the end of subsection (m), (ii) inserting the word "or" at the end of subsection (n), and (iii) inserting the following new subsection (o) at the end such section: "(o) a "Change of Control" as defined in the Indenture shall occur;"

7.   Affirmation and Acknowledgment. The Borrowers hereby ratify and confirm all of their Obligations to the Banks, including, without limitation, the Revolving Credit Loans, the Notes and the other Loan Documents, and the Borrowers hereby affirm their absolute and unconditional promise to pay to the Banks all Obligations under the Credit Agreement as amended hereby. The Borrowers hereby confirm that the Obligations are and remain secured pursuant to the Security Documents and pursuant to all other instruments and documents executed and delivered by the Borrowers as security for the Obligations.

8. Representations and Warranties. Each of the Borrowers hereby represents and warrants to the Banks as follows:

(a) The execution and delivery by each Borrower of this Amendment, and the performance by each Borrower of its obligations and agreements under this Amendment and the Credit Agreement as amended hereby, are within the corporate authority of each Borrower and, have been duly authorized by all necessary corporate proceedings on behalf of each Borrower, and do not contravene any provision of law, statute, rule or regulation to which any Borrower is subject or any Borrower's charter, other incorporation papers, by-laws or any stock provision or any amendment thereof or of any agreement or other instrument binding upon any Borrower.

(b) This Amendment and the Credit Agreement as amended hereby constitute legal, valid and binding obligations of each Borrower, enforceable in accordance with their respective terms, except as limited by bankruptcy, insolvency, reorganization, moratorium or other laws relating to or affecting generally the enforcement of creditors' rights and except to the extent that availability of the remedy of specific performance or injunctive relief is subject to the discretion of the court before which any proceeding therefor may be brought.

(c) Other than approvals or consents which have been obtained, no approval or consent of, or filing with, any governmental agency or authority is required to make valid and legally binding the execution, delivery or performance by any Borrower of this Amendment, the Credit Agreement as amended hereby, or any pledge described herein.

(d) The representations and warranties contained in Section 5 of the Credit Agreement are true and correct at and as of the date made and as of the date hereof, except to the extent of changes resulting from transactions contemplated or permitted by the Credit Agreement and the other Loan Documents and changes occurring in the ordinary course of business that singly or in the aggregate are not materially adverse, or to the extent that such representations and warranties relate expressly to an earlier date.

(e) Each Borrower has performed and complied in all material respects with all terms and conditions herein required to be performed or complied with by it prior to or at the time hereof, and as of the date hereof, after giving effect to the provisions hereof, there exists no Event of Default or Default.

9.  Ratification, etc.  Except as expressly amended hereby, the Credit Agreement, the other Loan Documents and all documents, instruments and agreements related thereto are hereby ratified and confirmed in all respects and shall continue in full force and effect. This Fourth Amendment and the Credit Agreement shall hereafter be read and construed together as a single document, and all references in the Credit Agreement or any related agreement or instrument to the Credit Agreement shall hereafter refer to the Credit Agreement as amended by this Fourth Amendment.

10.  Effectiveness.  This Amendment shall be deemed to be effective as of the date hereof, subject to the execution and delivery of the following documents, each in form and substance satisfactory to the Administrative Agent, and the payment of certain fees and expenses noted below:

(i) this Amendment signed by each Borrower, the Administrative Agent and the Majority Banks;

(ii) evidence satisfactory to the Administrative Agent that all corporate action necessary for the valid execution, delivery and performance by the Borrowers of this Amendment has been duly and effectively taken;

(iii) each of the Borrowers shall have certified (a) that its charter or other incorporation documents and by-laws have not been amended since the date such charter or other incorporation documents and by-laws were certified to the Administrative Agent (or shall deliver the same if amended), (b) that it is in good standing or is authorized to do business in its state of incorporation and in each state in which such Borrower does business, (c) that its Perfection Certificate is true and correct in all material respects as of the Fourth Amendment Effective Date (or shall deliver an amended and restated Perfection Certificate) and (d) that the Schedule 2 attached hereto lists all of the Subsidiaries of the Parent as of the Fourth Amendment Effective Date;

(iv) each of the documents executed in connection with the Subordinated Convertible Notes, including, but not limited to, the Indenture, are in form and substance satisfactory to the Administrative Agent and the Majority Banks, and evidence has been provided to the Administrative Agent that such documents have been duly executed and delivered by the respective parties thereto, and are in full force and effect; and

(v) an amendment fee for the pro rata account of each of the Banks executing this Amendment on or prior to 5:00 p.m. on March 28, 2001, in the amount of five basis points of such Bank's Commitment as of the Fourth Amendment Effective Date.

11.  Counterparts. This Amendment may be executed in several counterparts and by each party on a separate counterpart, each of which when executed and delivered shall be an original, and all of which together shall constitute one instrument. In proving this Amendment it shall not be necessary to produce or account for more than one such counterpart signed by the party against whom enforcement is sought.

12.  Delivery by Facsimile. This Amendment, to the extent signed and delivered by means of a facsimile machine, shall be treated in all manner and respects as an original agreement or instrument and shall be considered to have the same binding legal effect as if it were the original signed version thereof delivered in person. At the request of any party hereto or to any such agreement or instrument, each other party hereto or thereto shall re-execute original forms thereof and deliver them to all other parties. No party hereto or to any such agreement or instrument shall raise the use of a facsimile machine to deliver a signature or the fact that any signature or agreement or instrument was transmitted or communicated through the use of a facsimile machine as a defense to the formation of a contract and each party forever waives such defense.

13.  Miscellaneous Provisions.

(a) Except as otherwise expressly provided by this Amendment, all of the terms, conditions and provisions of the Credit Agreement shall remain the same. It is declared and agreed by each of the parties hereto that the Credit Agreement, as amended hereby, shall continue in full force and effect, and that this Amendment and the Credit Agreement shall be read and construed as one instrument.

(b) This Amendment is intended to take effect as an agreement under seal and shall be construed according to and governed by the laws of the Commonwealth of Massachusetts.

(c) The Borrowers hereby agree to pay to the Administrative Agent, on demand by the Administrative Agent, all reasonable out-of-pocket costs and expenses incurred or sustained by the Administrative Agent in connection with the preparation of this Amendment (including reasonable legal fees).

[remainder of this page intentionally left blank]

IN WITNESS WHEREOF, each of the undersigned have duly executed this Amendment as of the date first set forth above.

THE BORROWERS:

WASTE CONNECTIONS, INC.

WASTE CONNECTIONS OF WASHINGTON, inc.

madera disposal systems, inc.

WASTE CONNECTIONS OF WYOMING, INC.

WASTE CONNECTIONS OF UTAH, INC.

Waste Connections of Oklahoma, Inc.

RED CARPET LANDFILL, INC.

ARROW SANITARY SERVICE, INC.

CURRY TRANSFER & RECYCLING, INC.

WASTE CONNECTIONS OF NEBRASKA, INC.

COLUMBIA SANITARY SERVICE, INC.

MORELAND SANITARY SERVICE, INC.

AMADOR DISPOSAL SERVICE, INC.

CITY SANITATION, INC.

BUTLER COUNTY LANDFILL, INC.

MURREY'S DISPOSAL COMPANY, INC.

AMERICAN DISPOSAL COMPANY, INC.

D.M. DISPOSAL CO., INC.

TACOMA RECYCLING COMPANY, INC.

Waste Connections of Minnesota, inc.

management environmental national, inc.

RH Financial corporaTIon

kingsburg disposal service, inc.

superior refuse removal corporation

mammoth disposal company

g & P development, inc.

nebraska ecology systems, inc.

refuse removal, inc.

waste connections of iowa, inc.

WASTE CONNECTIONS OF SOUTH DAKOTA, INC. (F/K/A

  NOVAK enterprises, Inc.)

camino real environmental center, inc.

WASTE CONNECTIONS OF COLORADO, INC.

DENVER REGIONAL LANDFILL, INC.

NOBLES COUNTY LANDFILL, INC.

WASTE CONNECTIONS OF OREGON, INC. (f/k/a SWEET

  HOME SANITATION SERVICE, INC.)

WASTE CONNECTIONS TRANSPORTATION

  COMPANY, INC.

By:

Name:

Title:

finney county landfill, inc.

waste connections of new mexico, inc.

waste connections of montana, inc.

oklahoma city waste disposal, inc.

By:

Name:

Title:

COLUMBIA RESOURCE CO., L.P.

By: Management Environmental National, Inc.,

its General Partner

By:

Name:

Title:

FINLEY-BUTTES LIMITED PARTNERSHIP

By: Management Environmental National, Inc.,

its General Partner

By:

Name:

Title:

COMMUNITY REFUSE DISPOSAL INC.

J BAR J LAND, INC.

NORTHERN PLAINS DISPOSAL, INC.

OKLAHOMA LANDFILL HOLDINGS, INC.

OSAGE LANDFILL, INC.

SOUTHERN PLAINS DISPOSAL, INC.

WASCO COUNTY LANDFILL, INC.

WASTE CONNECTIONS MANAGEMENT   SERVICES, INC.

WASTE CONNECTIONS OF KANSAS, INC.

By:

Name:

Title:

EL PASO DISPOSAL, LP

By: Waste Connections of Texas, LLC,

     its General Partner

By: Waste Connections Management Services, Inc.

     its Manager

By:

Name:

Title:

WASTE CONNECTIONS OF TEXAS, LLC

By: Waste Connections Management Services, Inc.

its Manager

By:

Name:

Title:

THE LENDERS:

FLEET NATIONAL BANK,

   individually and as Administrative Agent

By:

Timothy M. Laurion, Managing Director

UNION BANK OF CALIFORNIA, N.A.

By:

Name:

Title:

COMERICA BANK - CALIFORNIA, n.a.

By:

Name:

Title:

lasalle BANK national ASSOCIATION (f/k/a LaSalle National Bank)

By:

Name:

Title:

FIRST BANK & TRUST

By:

Name:

Title:

U.S. BANK NATIONAL ASSOCIATION

By:

Name:

Title:

deutscHe banK

By:

Name:

Title:

chase bank of texas

By:

Name:

Title:

CIBC Inc., as Lender

By:

Name:

Title:

wells fargo bank

By:

Name:

Title:

citicorp usa, inc.

By:

Name:

Title:

SANWA BANK CALIFORNIA

By:

Name:

Title:

GUARANTY FEDERAL BANK, F.S.B.

By:

Name:

Title:

CREDIT LYONNAIS LOS ANGELES   BRANCH

By:

Name:

Title:

Schedule 1

The Convertible Subordinated Notes may be issued by the Borrowers provided that (a) at the time such convertible Subordinated Debt is incurred, no Default or Event of Default has occurred or would occur (including under section 8 of the Credit Agreement) as a result of such incurrence, and the Borrowers shall have provided the Banks with a calculation of section 8 of the Credit Agreement showing compliance therewith on a pro forma basis taking into account the incurrence of such convertible Subordinated Debt, and (b) the documentation evidencing such convertible Subordinated Debt shall have been delivered to the Administrative Agent and shall contain all of the following characteristics: (i) it shall be unsecured, (ii) it shall bear a rate of interest not to exceed 5.5% per annum, (iii) it shall have a maturity of not less than five (5) years, (iv) it shall not require principal repayments thereof prior to the Maturity Date, (v) it shall have no financial covenants, (vi) it shall have no restrictions on the Parent's or any of its Subsidiaries' ability to grant liens securing Indebtedness ranking senior to such Subordinated Debt, (vii) it shall have no restrictions on the incurrence of senior Indebtedness under this Credit Agreement (and under any refinancings thereof), (viii) it shall have no restrictions on the consents, amendments and/or waivers issued under or in connection with the Credit Agreement, (ix) it may be cross-accelerated with the Obligations and other senior Indebtedness of the Parent (but shall not be cross-defaulted except for payment defaults which the Banks have not waived), (x) it shall not require the Subsidiaries to be guarantors of such Subordinated Debt, (xi) it shall provide that (A) upon any payment or distribution of the assets of the Parent or the Subsidiaries (including after the commencement of a bankruptcy proceeding) of any kind or character, all of the Obligations (including interest accruing after the commencement of any bankruptcy proceeding at the rate specified for the applicable Obligation, whether or not such interest is an allowable claim in any such proceeding) shall be paid in full in cash prior to any payment being received by the holders of the Convertible Subordinated Notes and (B) until all of the Obligations (including the interest described in subclause (A) above) are paid in full in cash, any payment or distribution to which the holders of the Convertible Subordinated Notes would be entitled but for the subordination provisions of the type described in clauses (xi) and (xii) hereof shall be made to the holders of the Obligations, (xii) it shall provide that in the event of a payment default under Section 12.1(a) and (b) of the Credit Agreement, the Parent shall not be required to pay the principal of, or any interest, fees and all other amounts payable with respect to the Convertible Subordinated Notes until the Obligations have been paid in full in cash and the holders of the Convertible Subordinated Notes shall not declare the Convertible Subordinated Notes due and payable, undertake any judicial proceedings or action to collect the Convertible Subordinated Notes or initiate any action to wind up, dissolve, liquidate or reorganize the Borrowers for a period of 120 days, (xii) it shall provide that in the event of any other Event of Default, the Banks shall be permitted to block payments of principal, interest, fees and all other amounts payable with respect to the Subordinated Debt for a period of 180 days and the holders of the Convertible Subordinated Notes shall not declare the Convertible Subordinated Notes due and payable, undertake any judicial proceedings or action to collect the Convertible Subordinated Notes or initiate any action to wind up, dissolve, liquidate or reorganize the Borrowers during such period, and (xiii) it shall acknowledge that none of the provisions outlined in part (b) of this definition can be amended, modified or otherwise altered in a way that adversely affects the Banks without the prior written consent of the Majority Banks.

FIFTH AMENDMENT

to that certain

THIRD AMENDED AND RESTATED REVOLVING CREDIT AGREEMENT

This FIFTH AMENDMENT, dated as of May 16, 2001 (the "Amendment"), to that certain Third Amended and Restated Revolving Credit Agreement, dated as of May 16, 2000 (as amended and in effect from time to time, the "Credit Agreement") by and among (a)  WASTE CONNECTIONS, INC., a Delaware corporation (the "Parent"), the subsidiaries of the Parent set forth on the signature pages hereto, with the exception of the Excluded Subsidiaries, (the "Subsidiaries," and collectively with the Parent, the "Borrowers"), (b) the banks or other lending institutions which are or may become a party thereto (each a "Bank" and, collectively, the "Banks"), (c) FLEET NATIONAL BANK, as administrative agent for the Banks (the "Administrative Agent"), (d) WELLS FARGO BANK N.A., LASALLE BANK NATIONAL ASSOCIATION and UNION BANK OF CALIFORNIA, N.A., each as a managing agent for the Banks, (e) CHASE BANK OF TEXAS and COMERICA BANK- CALIFORNIA, each as co-agent for the Banks, and (f)  BANKERS TRUST COMPANY (n/k/a Deutsche Bank) as syndication agent for the Banks.

WHEREAS, the Borrowers have requested that the Administrative Agent and the Banks agree to amend certain of the terms and provisions of the Credit Agreement in order to permit the sale of certain of its assets and to amend certain definitions of the Credit Agreement;

NOW, THEREFORE, in consideration of the foregoing, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereby agree as follows:

1.  Definitions. Capitalized terms used herein without definition shall have the meanings assigned to such terms in the Credit Agreement.

2.  Amendments to Section 1.1 of the Credit Agreement.  Section 1.1 of the Credit Agreement is hereby amended as follows:

(a) The definition of "Consolidated Earnings Before Interest and Taxes or EBIT" is hereby deleted in its entirety and replaced with the following new definition:

"Consolidated Earnings Before Interest and Taxes or EBIT. For any period, the Consolidated Net Income (or Deficit) of the Borrowers determined in accordance with GAAP, plus (a) interest expense, (b) income taxes, (c) non-cash stock compensation charges of up to $260,000 in the aggregate taken during the four (4) fiscal quarters ending March 31, 2000 and no more than $110,000 in the aggregate thereafter, to the extent that each was deducted in determining Consolidated Net Income (or Deficit), all as determined in accordance with GAAP, (d) non-cash special charges relating to the "Allied Swap" in an aggregate amount not to exceed $833,000 and taken during the fiscal quarter ending June 30, 2000, (e) pooling charges taken in connection with any acquisition permitted under Section 7.4.1 hereof to the extent such pooling charges were deducted in determining Consolidated Net Income (or deficit), (f) non-cash special charges relating to the Asset Sale Transaction in an aggregate amount not to exceed $5,500,000 and taken during the fiscal quarter ending June 30, 2001, (g)  special charges relating to the termination of a Swap Contract in an aggregate amount not to exceed $6,337,000 and taken during the fiscal quarter ending March 31, 2001, and (h) EBIT (plus nonrecurring company expenses that are (i) discontinued or adjusted upon acquisition by any of the Borrowers, such as owner compensation and adjustments to depreciation to conform to the Parent's accounting treatment, and (ii) approved by the Administrative Agent) for the prior twelve (12) months of any company acquired (either through an acquisition of such company's stock or through an acquisition of all or substantially all of such company's assets) during the period reported in a Compliance Certificate and other appropriate documentation (including, without limitation, historical financial results and balance sheets of the acquired companies), in form and substance satisfactory to the Administrative Agent, delivered to the Administrative Agent and the Banks pursuant to Section Section 6.4 or 7.4.1(a) shall be included in the calculation of EBIT if (x) the financial statements of such acquired Subsidiaries have been audited, or (y) the Administrative Agent consents to such inclusion after being furnished with other acceptable financial statements and (z) the Compliance Certificate delivered to the Administrative Agent and the Banks for the period in which such acquisition was made shall report such acquisition."

(b) The following definitions are added to Section 1.1 and inserted in correct alphabetical order:

"Fifth Amendment. The Fifth Amendment to the Credit Agreement, dated as of May 16, 2001, between the Borrowers, the Administrative Agent and the Majority Banks."

"Asset Sale Transaction. The sale of certain assets described in Schedule 7.4.2 on the terms set forth in such Schedule."

3. Amendments to Section 7.4.2 of the Credit Agreement.

"Section 7.4.2.  Disposition of Assets.  No Borrower will become a party to or agree to or effect any disposition of assets in excess of $250,000 in the aggregate (the "Basket"), provided that the proceeds of any such disposition shall be applied toward repayment of the Revolving Credit Loans. Notwithstanding the foregoing, (i) the sale of inventory, the licensing of intellectual property and the disposition of obsolete assets, in each case in the ordinary course of business consistent with past practices, are permitted hereunder without being charged against the Basket and (ii) the Borrowers are permitted to consummate the Asset Sale Transaction."

4. Affirmation and Acknowledgment. The Borrowers hereby ratify and confirm all of their Obligations to the Banks, including, without limitation, the Revolving Credit Loans, the Notes and the other Loan Documents, and the Borrowers hereby affirm their absolute and unconditional promise to pay to the Banks all Obligations under the Credit Agreement as amended hereby. The Borrowers hereby confirm that the Obligations are and remain secured pursuant to the Security Documents and pursuant to all other instruments and documents executed and delivered by the Borrowers as security for the Obligations.

5. Representations and Warranties. Each of the Borrowers hereby represents and warrants to the Banks as follows:

(a) The execution and delivery by each Borrower of this Amendment, and the performance by each Borrower of its obligations and agreements under this Amendment and the Credit Agreement as amended hereby, are within the corporate authority of each Borrower and, have been duly authorized by all necessary corporate proceedings on behalf of each Borrower, and do not contravene any provision of law, statute, rule or regulation to which any Borrower is subject or any Borrower's charter, other incorporation papers, by-laws or any stock provision or any amendment thereof or of any agreement or other instrument binding upon any Borrower.

(b) This Amendment and the Credit Agreement as amended hereby constitute legal, valid and binding obligations of each Borrower, enforceable in accordance with their respective terms, except as limited by bankruptcy, insolvency, reorganization, moratorium or other laws relating to or affecting generally the enforcement of creditors' rights and except to the extent that availability of the remedy of specific performance or injunctive relief is subject to the discretion of the court before which any proceeding therefor may be brought.

(c) Other than approvals or consents which have been obtained, no approval or consent of, or filing with, any governmental agency or authority is required to make valid and legally binding the execution, delivery or performance by any Borrower of this Amendment, the Credit Agreement as amended hereby, or any pledge described herein.

(d) The representations and warranties contained in Section 5 of the Credit Agreement are true and correct at and as of the date made and as of the date hereof, except to the extent of changes resulting from transactions contemplated or permitted by the Credit Agreement and the other Loan Documents and changes occurring in the ordinary course of business that singly or in the aggregate are not materially adverse, or to the extent that such representations and warranties relate expressly to an earlier date.

(e) Each Borrower has performed and complied in all material respects with all terms and conditions herein required to be performed or complied with by it prior to or at the time hereof, and as of the date hereof, after giving effect to the provisions hereof, there exists no Event of Default or Default.

6. Ratification, etc.  Except as expressly amended hereby, the Credit Agreement, the other Loan Documents and all documents, instruments and agreements related thereto are hereby ratified and confirmed in all respects and shall continue in full force and effect. This Amendment and the Credit Agreement shall hereafter be read and construed together as a single document, and all references in the Credit Agreement or any related agreement or instrument to the Credit Agreement shall hereafter refer to the Credit Agreement as amended by this Amendment.

7. Effectiveness.  This Amendment shall be deemed to be effective as of the date hereof, subject to the execution and delivery of the following documents, each in form and substance satisfactory to the Administrative Agent :

(i) this Amendment signed by each Borrower, the Administrative Agent and the Majority Banks;

(ii) evidence satisfactory to the Administrative Agent that all corporate action necessary for the valid execution, delivery and performance by the Borrowers of this Amendment has been duly and effectively taken;

(iii) each of the Borrowers shall have certified (a) that its charter or other incorporation documents and by-laws have not been amended since the date such charter or other incorporation documents and by-laws were certified to the Administrative Agent (or shall deliver the same if amended), (b) that it is in good standing or is authorized to do business in its state of incorporation and in each state in which such Borrower does business, (c) that its Perfection Certificate is true and correct in all material respects as of the Fourth Amendment Effective Date (or shall deliver an amended and restated Perfection Certificate) and (d) that the Schedule 2 attached hereto lists all of the Subsidiaries of the Parent as of the date hereof; and

(iv) each of the documents executed in connection with the Asset Sale Transaction, are in form and substance satisfactory to the Administrative Agent and the Majority Banks, and evidence has been provided to the Administrative Agent that such documents have been duly executed and delivered by the respective parties thereto, and are in full force and effect.

8. Counterparts. This Amendment may be executed in several counterparts and by each party on a separate counterpart, each of which when executed and delivered shall be an original, and all of which together shall constitute one instrument. In proving this Amendment it shall not be necessary to produce or account for more than one such counterpart signed by the party against whom enforcement is sought.

9. Delivery by Facsimile. This Amendment, to the extent signed and delivered by means of a facsimile machine, shall be treated in all manner and respects as an original agreement or instrument and shall be considered to have the same binding legal effect as if it were the original signed version thereof delivered in person. At the request of any party hereto or to any such agreement or instrument, each other party hereto or thereto shall re-execute original forms thereof and deliver them to all other parties. No party hereto or to any such agreement or instrument shall raise the use of a facsimile machine to deliver a signature or the fact that any signature or agreement or instrument was transmitted or communicated through the use of a facsimile machine as a defense to the formation of a contract and each party forever waives such defense.

10. Miscellaneous Provisions.

(a) Except as otherwise expressly provided by this Amendment, all of the terms, conditions and provisions of the Credit Agreement shall remain the same. It is declared and agreed by each of the parties hereto that the Credit Agreement, as amended hereby, shall continue in full force and effect, and that this Amendment and the Credit Agreement shall be read and construed as one instrument.

(b) This Amendment is intended to take effect as an agreement under seal and shall be construed according to and governed by the laws of the Commonwealth of Massachusetts.

(c) The Borrowers hereby agree to pay to the Administrative Agent, on demand by the Administrative Agent, all reasonable out-of-pocket costs and expenses incurred or sustained by the Administrative Agent in connection with the preparation of this Amendment (including reasonable legal fees).

[remainder of this page intentionally left blank]

IN WITNESS WHEREOF, each of the undersigned have duly executed this Amendment as of the date first set forth above.

THE BORROWERS:

WASTE CONNECTIONS, INC.

WASTE CONNECTIONS OF WASHINGTON, inc.

madera disposal systems, inc.

WASTE CONNECTIONS OF WYOMING, INC.

WASTE CONNECTIONS OF UTAH, INC.

Waste Connections of Oklahoma, Inc.

RED CARPET LANDFILL, INC.

ARROW SANITARY SERVICE, INC.

CURRY TRANSFER & RECYCLING, INC.

WASTE CONNECTIONS OF NEBRASKA, INC.

COLUMBIA SANITARY SERVICE, INC.

MORELAND SANITARY SERVICE, INC.

AMADOR DISPOSAL SERVICE, INC.

CITY SANITATION, INC.

BUTLER COUNTY LANDFILL, INC.

MURREY'S DISPOSAL COMPANY, INC.

AMERICAN DISPOSAL COMPANY, INC.

D.M. DISPOSAL CO., INC.

TACOMA RECYCLING COMPANY, INC.

Waste Connections of Minnesota, inc.

management environmental national, inc.

RH Financial corporaTIon

kingsburg disposal service, inc.

superior refuse removal corporation

mammoth disposal company

g & P development, inc.

nebraska ecology systems, inc.

refuse removal, inc.

waste connections of iowa, inc.

WASTE CONNECTIONS OF SOUTH DAKOTA, INC. (F/K/A

  NOVAK enterprises, Inc.)

camino real environmental center, inc.

WASTE CONNECTIONS OF COLORADO, INC.

DENVER REGIONAL LANDFILL, INC.

NOBLES COUNTY LANDFILL, INC.

WASTE CONNECTIONS OF OREGON, INC. (f/k/a SWEET

  HOME SANITATION SERVICE, INC.)

WASTE CONNECTIONS TRANSPORTATION

  COMPANY, INC.

By:

Name:

Title:

finney county landfill, inc.

waste connections of new mexico, inc.

waste connections of montana, inc.

oklahoma city waste disposal, inc.

By:

Name:

Title:

COLUMBIA RESOURCE CO., L.P.

By: Management Environmental National, Inc.,

its General Partner

By:

Name:

Title:

FINLEY-BUTTES LIMITED PARTNERSHIP

By: Management Environmental National, Inc.,

its General Partner

By:

Name:

Title:

COMMUNITY REFUSE DISPOSAL INC.

J BAR J LAND, INC.

NORTHERN PLAINS DISPOSAL, INC.

OKLAHOMA LANDFILL HOLDINGS, INC.

OSAGE LANDFILL, INC.

SOUTHERN PLAINS DISPOSAL, INC.

WASCO COUNTY LANDFILL, INC.

WASTE CONNECTIONS MANAGEMENT   SERVICES, INC.

WASTE CONNECTIONS OF KANSAS, INC.

By:

Name:

Title:

EL PASO DISPOSAL, LP

By: Waste Connections of Texas, LLC,

     its General Partner

By: Waste Connections Management Services, Inc.

     its Manager

By:

Name:

Title:

WASTE CONNECTIONS OF TEXAS, LLC

By: Waste Connections Management Services, Inc.

its Manager

By:

Name:

Title:

THE LENDERS:

FLEET NATIONAL BANK,

   individually and as Administrative Agent

By:

Timothy M. Laurion, Managing Director

UNION BANK OF CALIFORNIA, N.A.

By:

Name:

Title:

COMERICA BANK - CALIFORNIA, n.a.

By:

Name:

Title:

lasalle BANK national ASSOCIATION (f/k/a LaSalle National Bank)

By:

Name:

Title:

FIRST BANK & TRUST

By:

Name:

Title:

U.S. BANK NATIONAL ASSOCIATION

By:

Name:

Title:

BANKERS TRUST COMPANY (n/k/a/

  Deutsche Bank)

By:

Name:

Title:

chase bank of texas

By:

Name:

Title:

CIBC Inc., as Lender

By:

Name:

Title:

wells fargo bank

By:

Name:

Title:

citicorp usa, inc.

By:

Name:

Title:

SANWA BANK CALIFORNIA

By:

Name:

Title:

GUARANTY FEDERAL BANK, F.S.B.

By:

Name:

Title:

CREDIT LYONNAIS LOS ANGELES   BRANCH

By:

Name:

Title:

Schedule 7.4.2

Waste Connections of Utah, Inc. will sell certain of its assets in and around Orem, Utah.

Waste Connections of Oregon, Inc. and Curry Transfer & Recycling, Inc. may sell certain of their respective assets in and around Lane County, Oregon.

SCHEDULE 2

WASTE CONNECTIONS OF WASHINGTON, inc.

madera disposal systems, inc.

WASTE CONNECTIONS OF WYOMING, INC.

WASTE CONNECTIONS OF UTAH, INC.

Waste Connections of Oklahoma, Inc.

RED CARPET LANDFILL, INC.

ARROW SANITARY SERVICE, INC.

CURRY TRANSFER & RECYCLING, INC.

WASTE CONNECTIONS OF NEBRASKA, INC.

COLUMBIA SANITARY SERVICE, INC.

MORELAND SANITARY SERVICE, INC.

AMADOR DISPOSAL SERVICE, INC.

CITY SANITATION, INC.

BUTLER COUNTY LANDFILL, INC.

MURREY'S DISPOSAL COMPANY, INC.

AMERICAN DISPOSAL COMPANY, INC.

D.M. DISPOSAL CO., INC.

TACOMA RECYCLING COMPANY, INC.

Waste Connections of Minnesota, inc.

management environmental national, inc.

RH Financial corporaTIon

kingsburg disposal service, inc.

superior refuse removal corporation

mammoth disposal company

g & P development, inc.

nebraska ecology systems, inc.

refuse removal, inc.

waste connections of iowa, inc.

waste connections of south dakota, inc. (f/k/a Novak Enterprises, Inc.)

camino real environmental center, inc.

WASTE CONNECTIONS OF COLORADO, INC.

DENVER REGIONAL LANDFILL, INC.

NOBLES COUNTY LANDFILL, INC.

Waste connections of Oregon, inc. (f/k/a Sweet Home Sanitation Service)

WASTE CONNECTIONS TRANSPORTATION COMPANY, INC.

finney county landfill, inc.

waste connections of new mexico, inc.

waste connections of montana, inc.

oklahoma city waste disposal, inc.

COLUMBIA RESOURCE CO., L.P.

FINLEY-BUTTES LIMITED PARTNERSHIP

EL PASO DISPOSAL, LP

COMMUNITY REFUSE DISPOSAL, INC.

J BAR J LAND, INC.

NORTHERN PLAINS DISPOSAL, INC.

OKLAHOMA LANDFILL HOLDINGS, INC.

OSAGE LANDFILL, INC.

SOUTHERN PLAINS DISPOSAL, INC.

WASCO COUNTY LANDFILL, INC.

WASTE CONNECTIONS MANAGEMENT SERVICES, INC.

WASTE CONNECTIONS OF KANSAS, INC.

WASTE CONNECTIONS OF TEXAS, LLC