Form 10-Q
period 2001-06-30
WASTE CONNECTIONS INC/DE
filed 2001-08-14
CIK 1057058

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2001



                          COMMISSION FILE NO. 0-23981



                             WASTE CONNECTIONS, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                          94-3283464
          --------                                          ----------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)



                 620 COOLIDGE DRIVE, SUITE 350, FOLSOM, CA 95630
                 -----------------------------------------------
                    (Address of principal executive offices)


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

             As of August 10, 2001:   27,178,991 Shares of Common Stock

================================================================================

                                TABLE OF CONTENTS
                                -----------------

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         Condensed Consolidated Balance Sheets -
         December 31, 2000 and June 30, 2001 ..............................   3

         Condensed Consolidated Statements of Income for the
         three and six months ended June 30, 2000 and 2001 ................   4

         Condensed Consolidated Statements of Cash Flows for
         the six months ended June 30, 2000 and 2001 ......................   5

         Notes to Condensed Consolidated Financial Statements .............   6


Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations ..............................  10


Item 3 - Quantitative and Qualitative Disclosures About Market Risk .......  16




PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders ..............  17

Item 5 - Other Information ................................................  17

Item 6 - Exhibits and Reports on Form 8-K .................................  17




Signatures ................................................................  18

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements


                             WASTE CONNECTIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                             DECEMBER        JUNE
                                                             31, 2000      30, 2001
                                                             ---------     ---------
                                                                          (UNAUDITED)
ASSETS
------
Current assets:
     Cash and equivalents                                    $   2,461     $   5,157
     Accounts receivable, less allowance for doubtful
          accounts of $1,899 at December 31, 2000 and
          $1,483 at June 30, 2001                               42,155        48,975
     Prepaid expenses and other current assets                   4,419         7,356
                                                             ---------     ---------
          Total current assets                                  49,035        61,488

Property and equipment, net                                    384,237       438,142
Intangible assets, net                                         363,505       375,209
Other assets                                                    13,327        19,351
                                                             ---------     ---------
                                                             $ 810,104     $ 894,190
                                                             =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
     Current portion of long-term debt and notes payable     $   3,644     $   8,098
     Accounts payable                                           25,636        25,996
     Deferred revenue                                            9,595         9,956
     Accrued liabilities                                        20,558        18,030
                                                             ---------     ---------
          Total current liabilities                             59,433        62,080

Long-term debt and notes payable, net                          334,194       374,622
Other long-term liabilities                                      6,095         9,378
Deferred income taxes                                           76,174        76,745

Commitments and contingencies
Minority interests                                                --          18,192

Stockholders' equity:
Preferred stock: $.01 par value; 7,500,000 shares
     Authorized; none issued and outstanding                      --            --
Common stock: $.01 par value; 50,000,000 shares
     Authorized; 26,480,046 shares issued and
     Outstanding at December 31, 2000, 27,092,395
     shares issued and outstanding at June 30, 2001                265           271
Additional paid-in capital                                     296,439       307,123
Retained earnings                                               37,504        48,613
Unrealized loss on market value of interest rate swap             --          (2,834)
                                                             ---------     ---------
     Total stockholders' equity                                334,208       353,173
                                                             ---------     ---------
                                                             $ 810,104     $ 894,190
                                                             =========     =========

                             See accompanying notes.

                             WASTE CONNECTIONS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 2001
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                     THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                          JUNE 30,                            JUNE 30,
                                               ------------------------------      ------------------------------
                                                   2000              2001              2000              2001
                                               ------------      ------------      ------------      ------------
Revenues                                       $     76,022      $     93,967      $    140,033      $    179,081
Operating expenses:
     Cost of operations                              44,049            51,864            80,853            98,881
     Selling, general and administrative              6,401             8,400            11,792            15,059
     Depreciation and amortization                    6,599             8,704            12,584            16,896
     Stock compensation                                  54              --                 109              --
     Acquisition related expenses                      --                --                 150              --
                                               ------------      ------------      ------------      ------------
Income from operations                               18,919            24,999            34,545            48,245

Interest expense                                     (7,828)           (7,643)          (13,722)          (15,245)
Other expense, net                                     (938)           (4,552)             (932)          (10,784)
                                               ------------      ------------      ------------      ------------
Income before income tax provision
   and minority interests                            10,153            12,804            19,891            22,216

Minority interests                                     --              (2,168)             --              (3,498)
                                               ------------      ------------      ------------      ------------
Income before income tax provision                   10,153            10,636            19,891            18,718

Income tax provision                                 (4,171)           (4,238)           (8,219)           (7,464)
                                               ------------      ------------      ------------      ------------
Net income before extraordinary item                  5,982             6,398            11,672            11,254
Extraordinary item - extinguishment of
   debt, net of tax benefit of $96                     --                --                --                (144)
                                               ------------      ------------      ------------      ------------
Net income                                     $      5,982      $      6,398      $     11,672      $     11,110
                                               ============      ============      ============      ============

Basic earnings per common share:
     Income before extraordinary item          $       0.28      $       0.24      $       0.55      $       0.42
     Extraordinary item                                --                --                --                (.01)
                                               ------------      ------------      ------------      ------------
     Net income per common share               $       0.28      $       0.24      $       0.55      $       0.41
                                               ============      ============      ============      ============

Diluted earnings per common share:
     Income before extraordinary item          $       0.27      $       0.23      $       0.53      $       0.41
     Extraordinary item                                --                --                --                (.01)
                                               ------------      ------------      ------------      ------------
     Net income per common share               $       0.27      $       0.23      $       0.53      $       0.40
                                               ============      ============      ============      ============

Shares used in the per share calculations:
     Basic                                       21,506,094        27,067,906        21,414,500        26,953,148
                                               ============      ============      ============      ============
     Diluted                                     22,136,247        27,637,147        22,050,855        27,626,398
                                               ============      ============      ============      ============

                             See accompanying notes.

                             WASTE CONNECTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 2001
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    SIX MONTHS
                                                                                   ENDED JUNE 30,
                                                                            --------------------------
                                                                               2000            2001
                                                                            ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                  $   11,672      $   11,110
Adjustments to reconcile net income to
Net cash provided by operating activities:
    Loss on disposal of assets                                                     939           4,879
    Depreciation                                                                 8,794          11,723
    Amortization of intangibles                                                  3,790           5,173
    Loss on termination of interest rate swap                                     --             6,337
    Minority interests                                                            --             3,498
    Amortization of debt issuance costs and debt guarantee fees                    342             635
    Extraordinary item - early extinguishment of debt                             --               240
    Stock compensation                                                             109            --
    Net change in operating assets and liabilities, net of acquisitions         (5,230)        (14,794)
                                                                            ----------      ----------
Net cash provided by operating activities                                       20,416          28,801
                                                                            ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for acquisitions, net of cash acquired                           (106,244)        (28,275)
    Capital expenditures for property and equipment                            (10,199)        (15,886)
    Proceeds from disposal of assets                                              --             2,869
    Decrease in other assets                                                      (122)           (336)
                                                                            ----------      ----------
Net cash used in investing activities                                         (116,565)        (41,628)
                                                                            ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                                                   112,963         185,021
    Principal payments on long-term debt                                       (15,311)       (160,427)
    Termination of interest rate swap                                             --            (6,337)
    Distributions to minority interest holders                                    --            (1,230)
    Proceeds from options and warrants                                             329           4,640
    Debt issuance costs                                                         (1,729)         (6,144)
                                                                            ----------      ----------
Net cash provided by financing activities                                       96,252          15,523
                                                                            ----------      ----------

Net increase in cash and equivalents                                               103           2,696
Cash and equivalents at beginning of period                                      2,393           2,461
                                                                            ----------      ----------
Cash and equivalents at end of period                                       $    2,496      $    5,157
                                                                            ==========      ==========

                             See accompanying notes.

                             WASTE CONNECTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
           (Dollars in thousands, except share and per share amounts)


1.  BASIS OF PRESENTATION AND SUMMARY

The accompanying financial statements relate to Waste Connections, Inc. and its subsidiaries (the "Company") as of and for the three and six month periods ended June 30, 2000 and 2001. The consolidated financial statements of the Company include the accounts of Waste Connections, Inc. and its wholly-owned and majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

The Company's consolidated balance sheet as of June 30, 2001, the consolidated statements of income for the three and six months ended June 30, 2001 and 2000, and the consolidated statements of cash flows for the six months ended June 30, 2001 and 2000 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented. The consolidated financial statements presented herein should be read in conjunction with the Company's annual report on Form 10-K.

2.  ADOPTION OF NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities", which was amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities (an Amendment of FASB Statement 133)," (collectively "SFAS 133"). SFAS 133 establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income (Note 6) until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

The Company's objective for utilizing derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in the variable interest rates under its credit facility. The Company's strategy to achieve that objective involves entering into interest rate swaps that are specifically designated to existing debt under our credit facility and accounted for as cash flow hedges pursuant to SFAS 133. The Company has two interest rate swaps outstanding, both expiring in December 2003. The first interest rate swap changes the interest on $125,000 of our floating rate long-term debt under our revolving credit facility to a fixed rate of 6.1% plus an applicable margin. The second interest rate swap changes the interest on $15,000 of our floating rate long-term debt under our revolving credit facility to a fixed rate of 7.01% plus an applicable margin.

The Company adopted SFAS 133 effective January 1, 2001. The Company has evaluated its derivative instruments, consisting solely of two interest rate swaps, and believes these instruments qualify for hedge accounting pursuant to SFAS 133. Upon adoption of SFAS 133, the Company recorded the fair value of these interest rate swaps as an obligation of $3,570, net of taxes of $2,370, with an equal amount recorded as an unrealized loss in other comprehensive income. The adoption of SFAS 133 did not have a material effect on the Company's results of operations. Because the relevant terms of the interest rate swaps and the specific debts they have been designated to hedge are identical, there was no ineffectiveness required to be recognized into earnings. In addition, there are no components of the derivative instruments' gain or loss that have been excluded from the assessment of hedge effectiveness.

                             WASTE CONNECTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
           (Dollars in thousands, except share and per share amounts)


The estimated net amount of the existing gains or losses as of June 30, 2001 (based on the interest rate yield curve at that date) included in accumulated other comprehensive income expected to be reclassified into earnings as payments are either made or received under the terms of the interest rate protection agreements within the next 12 months is approximately $3,027. The timing of actual amounts reclassified into earnings is dependent on future movements in interest rates.

Further, the estimated net amount of the gains or losses as of January 1, 2001 (based on the interest rate yield curve at that date) recorded in accumulated other comprehensive income upon adoption of SFAS 133 expected to be reclassified into earnings as payments are either made or received under the terms of the interest rate protection agreements within the next 12 months is approximately $2,702.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", (collectively, the "Statements") effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their estimated useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002, except, as provided for under the Statements, goodwill and indefinite lived intangible assets resulting from acquisitions completed after June 30, 2001 will not be amortized. The Company has not yet determined the annual effect of application of the non-amortization provisions of the Statements. However, management of the Company expects the impact to result in a material increase in pre-tax income. During the first quarter of 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

3.  ACQUISITIONS

For the six months ended June 30, 2001, the Company acquired 8 solid waste collection businesses that were accounted for using the purchase method of accounting. The aggregate consideration for these acquisitions was approximately $28,275 in cash and $6,050 in equity issued.

The purchase prices have been allocated to the identified intangible assets and tangible assets acquired based on their estimated fair values at the dates of acquisition, with any residual amounts allocated to goodwill. The purchase price allocations are considered preliminary until the Company is no longer waiting for information that it has arranged to obtain and that is known to be available or obtainable. Although the time required to obtain the necessary information will vary with circumstances specific to an individual acquisition, the "allocation period" for finalizing purchase price allocations generally does not exceed one year from the consummation of a business combination.

As of June 30, 2001, the Company had eleven acquisitions for which purchase price allocations were preliminary mainly as a result of tax related settlements. The Company believes the potential changes to its preliminary purchase price allocations will not have a material impact on its financial condition, results of operations or cash flows.

During the six months ended June 30, 2001, the Company sold some of its Utah operations that were deemed to no longer be of strategic importance. The Company recognized a pre-tax loss of $4,879 from this sale, which is reflected in other expense in the accompanying financial statements.

                             WASTE CONNECTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
           (Dollars in thousands, except share and per share amounts)






4.  LONG-TERM DEBT

In April 2001, Waste Connections issued 5.5% Convertible Subordinated Notes Due 2006 (the "Notes") with an aggregate principal amount of $150,000 in a Rule 144A private placement. The Notes are unsecured, rank junior to existing and future Senior Indebtedness, as defined in the indenture governing the notes, and are convertible at any time at the option of the holder into common stock at a conversion price of $38.03 per share. The proceeds from the sale of the Notes were used to repay a portion of the outstanding indebtedness and related costs under the Company's credit facility.

5.  EARNINGS PER SHARE CALCULATION

The following table sets forth the numerator and denominator used in the computation of earnings per common share:

                                                THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                              ------------------------------     -----------------------------
                                                  2000              2001             2000             2001
                                              ------------      ------------     ------------     ------------
Numerator:
    Income before extraordinary item          $      5,982      $      6,398     $     11,672     $     11,254
    Extraordinary item                                  --                --               --             (144)
                                              ------------      ------------     ------------     ------------
    Net income                                $      5,982      $      6,398     $     11,672     $     11,110
                                              ============      ============     ============     ============

Denominator:
    Basic shares outstanding                    21,506,094        27,067,906       21,414,500       26,953,148
    Dilutive effect of options & warrants          630,153           569,241          636,355          673,250
                                              ------------      ------------     ------------     ------------
    Diluted shares outstanding                  22,136,247        27,637,147       22,050,855       27,626,398
                                              ============      ============     ============     ============

                             WASTE CONNECTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
           (Dollars in thousands, except share and per share amounts)


6.  COMPREHENSIVE INCOME

Comprehensive income includes changes in the fair value of interest rate swaps that qualify for hedge accounting (Note 2). The difference between net income and comprehensive income for the three and six months ended June 30, 2001 is as follows:

                                                                 THREE MONTHS       SIX MONTHS
                                                                     ENDED             ENDED
                                                                 JUNE 30, 2001     JUNE 30, 2001
                                                                 -------------     -------------
Net income                                                       $       6,398     $      11,110
Change in unrealized loss on interest rate swaps,
    net of tax (expense) benefit of $(155) and
    $1,881 for the three and six months ended
    June 30, 2001, respectively                                            233            (2,834)
                                                                 -------------     -------------
Comprehensive income                                             $       6,631     $       8,276
                                                                 =============     =============

The components of other comprehensive income and related tax effects for the three and six months ended June 30, 2001 are shown as follows:

                                                          THREE MONTHS ENDED JUNE 30, 2001
                                                      ---------------------------------------
                                                        Gross        Tax effect     Net of tax
                                                      ---------      ---------      ---------
Beginning balance                                     $  (5,103)     $  (2,036)     $  (3,067)
Amounts reclassified into earnings                          603            241            362
Changes in fair value of interest rate swaps               (215)           (86)          (129)
                                                      ---------      ---------      ---------
                                                      $  (4,715)     $  (1,881)     $  (2,834)
                                                      =========      =========      =========


                                                           SIX MONTHS ENDED JUNE 30, 2001
                                                      ---------------------------------------
                                                        Gross        Tax effect     Net of tax
                                                      ---------      ---------      ---------
Cumulative effect of accounting change                $  (5,940)     $  (2,370)     $  (3,570)
Amounts reclassified into earnings                        1,013            404            609
Changes in fair value of interest rate swaps             (6,125)        (2,444)        (3,681)
Changes associated with current period swap
transactions                                              6,337          2,529          3,808
                                                      ---------      ---------      ---------
                                                      $  (4,715)     $  (1,881)     $  (2,834)
                                                      =========      =========      =========

Changes associated with current period hedging transactions represents costs incurred in connection with the termination of an interest rate swap. During the three months ended March 31, 2001, the Company determined that the debt to which the interest rate swap was designated would be repaid prior to its due date as a result of the convertible subordinated debt offering (Note 4); therefore, it was no longer probable that the variable cash flows under the related debt would occur and the interest rate swap was terminated, resulting in a $6,337 loss recorded in other expense in the accompanying financial statements.

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

OVERVIEW

Waste Connections, Inc. is a regional, integrated solid waste services company that provides solid waste collection, transfer, disposal and recycling services in secondary markets of the Western U.S. As of June 30, 2001, we served more than 700,000 commercial, industrial and residential customers in California, Colorado, Iowa, Kansas, Minnesota, Montana, Nebraska, New Mexico, Oklahoma, Oregon, South Dakota, Texas, Utah, Washington and Wyoming. We currently own 65 collection operations and operate or own 32 transfer stations, 21 Subtitle D landfills and 17 recycling facilities.

We generally intend to pursue an acquisition-based growth strategy and as of June 30, 2001 had acquired 123 businesses since our inception in September 1997. The results of operations of these acquired businesses have been included in our financial statements only from the respective dates of acquisition, except eight acquisitions accounted for under the poolings-of-interests method of accounting, which are included for all periods presented. We anticipate that a substantial part of our future growth will come from acquiring additional solid waste collection, transfer and disposal businesses and, therefore, we expect additional acquisitions could continue to affect period-to-period comparisons of our operating results.

GENERAL

Our revenues consist mainly of fees we charge customers for solid waste collection, transfer, disposal and recycling services. A large part of our collection revenues comes from providing commercial, industrial and residential services. We frequently perform these services under service agreements or franchise agreements with counties or municipal contracts. County franchise agreements and municipal contracts generally last from one to ten years. Our existing franchise agreements and all of our existing municipal contracts give Waste Connections the exclusive right to provide specified waste services in the specified territory during the contract term. These exclusive arrangements are awarded, at least initially, on a competitive bid basis and subsequently on a bid or negotiated basis. We also provide residential collection services on a subscription basis with individual households. Approximately 50% of our revenues for the six months ended June 30, 2001 were derived from services provided under exclusive franchise agreements, long term municipal contracts and governmental certificates. Governmental certificates grant Waste Connections perpetual and exclusive collection rights in the covered areas. Contracts with counties and municipalities and governmental certificates provide relatively consistent cash flow during the terms of the contracts. Because we bill most residential customers quarterly, subscription agreements also provide a stable source of revenues for Waste Connections. Our collection business also generates revenues from the sale of recyclable commodities.

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

Costs of operations include labor, fuel, equipment maintenance and tipping fees paid to third party disposal facilities, worker's compensation and vehicle insurance, the cost of materials we purchase for recycling, third party transportation expense, district and state taxes and host community fees and royalties. As of June 30, 2001, Waste Connections owned and/or operated 32 transfer stations, which reduce our costs by allowing us to use collection personnel and equipment more efficiently and by consolidating waste to gain more favorable disposal rates that may be available for larger quantities of waste.

Selling, general and administrative ("SG&A") expenses include management, clerical and administrative compensation overhead costs associated with our marketing and sales force, professional services and community relations expense.

Depreciation and amortization expense includes depreciation of fixed assets over their estimated useful lives using the straight-line method and amortization of goodwill and other intangible assets using the straight-line method. Landfill permitting, acquisition and preparation costs are amortized as permitted airspace of the landfill is consumed. Landfill preparation costs include the costs of construction associated with excavation, liners, site berms and the installation of leak detection and leachate collection systems. In determining the amortization rate for a landfill, preparation costs include the total estimate costs to complete construction of the landfill's permitted capacity. Units-of-production amortization rates are determined annually for our operating landfills. The rates are determined by management based on estimates provided by our internal and third party engineers and consider the information provided by surveys which are performed at least annually.

Waste Connections capitalizes some third-party expenditures related to pending acquisitions or development projects, such as legal, engineering and interest expenses. We expense indirect acquisition costs, such as executive and corporate overhead, public relations and other corporate services, as we incur them. We charge against net income any unamortized capitalized expenditures and advances (net of any portion that we believe we may recover, through sale or otherwise) that relate to any operation that is permanently shut down and any pending acquisition or landfill development project that is not completed. We routinely evaluate all capitalized costs, and expense those related to projects that we believe are not likely to succeed. As of June 30, 2001, Waste Connections had capitalized $45,000 of expenditures relating to landfill development projects and transfer station projects and $57,000 in capitalized expenditures relating to pending acquisitions.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", (collectively, the "Statements") effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their estimated useful lives.

We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002, except, as provided for under the new Statements, goodwill and indefinite lived intangible assets resulting from acquisitions completed after June 30, 2001 will not be amortized. We have not yet determined the annual effect of application of the non-amortization provisions of the Statements. However, we expect the impact to result in a material increase in pre-tax income. During the first quarter of 2002, we will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and we have not yet determined what the effect of these tests will be on our earnings and financial position.

We accrue for estimated landfill closure and post-closure maintenance costs at the landfills we own. Under applicable regulations, Waste Connections and Madera County, as operator and owner, respectively, are jointly liable for closure and post-closure liabilities with respect to the Fairmead Landfill. We have not accrued for such liabilities because Madera County, as required by state law, has established a special fund into which it deposits a portion of tipping fee surcharges to pay such liabilities. Consequently, we do not believe that we had any financial obligation for closure and post-closure costs for the Fairmead Landfill as of June 30, 2001. We will have additional material financial obligations relating to closure and post-closure costs of the other disposal facilities that we currently own or operate and that we may own or operate in the future. Waste Connections accrues and will accrue for those obligations, based on engineering estimates of consumption of permitted landfill airspace over the useful life of such landfills.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 2001

The following table sets forth items in Waste Connections' consolidated statement of operations as a percentage of revenues for the periods indicated.

                                      THREE MONTHS ENDED            SIX MONTHS ENDED
                                           JUNE 30,                      JUNE 30,
                                   -----------------------       -----------------------
                                     2000           2001           2000           2001
                                   --------       --------       --------       --------
Revenues                              100.0%         100.0%         100.0%         100.0%
Cost of operations                     57.9           55.2           57.7           55.2
Selling, general and
    administrative expenses             8.4            8.9            8.4            8.4
Depreciation and
    amortization expense                8.7            9.3            9.0            9.5
Stock compensation                      0.1            0.0            0.1            0.0
Acquisition related expenses            0.0            0.0            0.1            0.0
                                   --------       --------       --------       --------
Operating income                       24.9           26.6           24.7           26.9

Interest expense, net                 (10.3)          (8.1)          (9.8)          (8.5)
Other expense, net                     (1.2)          (4.9)          (0.7)          (6.0)
Minority interests                      0.0           (2.3)           0.0           (2.0)
Extraordinary item                      0.0            0.0            0.0           (0.1)
Income tax expense                     (5.5)          (4.5)          (5.9)          (4.1)
                                   --------       --------       --------       --------
Net income                              7.9%           6.8%           8.3%           6.2%
                                   ========       ========       ========       ========

Revenues. Total revenues increased $18.0 million, or 23.6%, to $94.0 million for the three months ended June 30, 2001 from $76.0 million for the three months ended June 30, 2000. Revenues for the six months ended June 30, 2001 increased $39.1 million, or 27.9%, to $179.1 million from $140.0 million for the six months ended June 30, 2000. These increases were primarily attributable to the inclusion of the acquisitions closed throughout the balance of 2000 and the first six months of 2001, selected price increases and growth in the existing business.

Cost of Operations. Total cost of operations increased $7.8 million, or 17.7%, to $51.9 million for the three months ended June 30, 2001 from $44.1 million for the three months ended June 30, 2000. Cost of operations for the six months ended June 30, 2001 increased $18.0 million, or 22.3%, to $98.9 million from $80.9 million for the six months ended June 30, 2000. The increase was primarily attributable to acquisitions closed over the balance of 2000 and the first six months of 2001. Cost of operations as a percentage of revenues declined 2.7 percentage points to 55.2% for the three months ended June 30, 2001 from 57.9% for the three months ended June 30, 2000. Cost of operations as a percentage of revenues for the six months ended June 30, 2001 declined 2.5 percentage points to 55.2% from 57.7% for the six months ended June 30, 2000. These decreases as a percentage of revenues were primarily attributable to the effect of tuck-in acquisitions closed during the course of 2000 and the first six months of 2001, economies of scale from the greater revenue base and selective price increases.

SG&A. SG&A expenses increased $2.0 million, or 31.2%, to $8.4 million for the three months ended June 30, 2001 from $6.4 million for the three months ended June 30, 2000. SG&A expenses for the six months ended June 30, 2001 increased $3.3 million, or 27.7%, to $15.1 million from $11.8 million for the six months ended June 30, 2000. Our SG&A increased as a result of additional personnel from companies acquired and some additional corporate overhead to accommodate our growth. Additionally, during the three months ended June 30, 2001, we incurred $879,000 of expenses related to the termination of negotiations and due diligence for a large potential acquisition. SG&A as a percentage of revenues increased 0.5 percentage points to 8.9% for both the three and six months ended June 30, 2001 from 8.4% for both the three and six months ended June 30, 2000. The increase in SG&A as a percentage of revenues was the result of terminated acquisition expenses and increases in corporate overhead, partially offset by the spreading of overhead expenses over a larger base of revenue from the acquisitions completed in the course of 2000 and the first six months of 2001.

Depreciation and Amortization. Depreciation and amortization expense increased $2.1 million, or 31.9%, to $8.7 million for the three months ended June 30, 2001 from $6.6 million for the three months ended June 30, 2000. Depreciation and amortization expenses for the six months ended June 30, 2001 increased $4.3 million, or 34.3%, to $16.9 million from $12.6 million for the six months ended June 30, 2000. The increases resulted primarily from acquisitions in 2000 and the first six months of 2001 and the inclusion of their depreciation and amortization as well as the amortization of goodwill associated with such acquisitions. Depreciation and amortization as a percentage of revenues increased 0.6 percentage points to 9.3% for the three months ended June 30, 2001 from 8.7% for the three months ended June 30, 2000. Depreciation and amortization as a percentage of revenues for the six months ended June 30, 2001 increased 0.5 percentage points to 9.5% from 9.0% for the six months ended June 30, 2000. The increases in depreciation and amortization as a percentage of revenues were primarily a result of amortization of goodwill associated with acquisitions and a higher proportion of landfill revenues, which have higher variable depletion costs than collection.

Stock Compensation Expense. Stock compensation expense decreased to $0 for the three and six months ended June 30, 2001 from $54,000 and $109,000 for the three and six months ended June 30, 2000, respectively. Our prior year stock compensation expense was attributable to the valuation of common stock options and warrants with exercise prices less than the estimated fair value of our common stock on the date of the grant and relates solely to stock options granted prior to the initial public offering in May 1998. This compensation expense was fully amortized on September 30, 2000.

Acquisition Related Expenses. Acquisition related expenses decreased to $0 for the six months ended June 30, 2001 from $150,000 for the six months ended June 30, 2000. The prior year acquisition related expenses were for commissions, professional fees, and other direct costs resulting from the one acquisition that was accounted for using the pooling-of-interests method.

Operating Income. Operating income increased $6.1 million, or 32.1%, to $25.0 million for the three months ended June 30, 2001 from $18.9 million for the three months ended June 30, 2000. Operating income for the six months ended June 30, 2001 increased $13.7 million, or 39.7%, to $48.2 million from $34.5 million for the six months ended June 30, 2000. The increases were primarily attributable to the inclusion of acquisitions closed in 2000 and the first six months of 2001, economies of scale from a greater revenue base, greater integration of collection volumes into landfills we own or operate and selective price increases. This was offset by higher depreciation and amortization and SG&A expenses. Operating income as a percentage of revenues increased 1.7 percentage points to 26.6% for the three months ended June 30, 2001 from 24.9% for the three months ended June 30, 2000. Operating income as a percentage of revenues for the six months ended June 30, 2001 increased 2.2 percentage points to 26.9% from 24.7% for the six months ended June 30, 2000. The increase in operating income is attributable to the improvement in gross margins offset by increases in SG&A expenses and depreciation and amortization as a percentage of revenues.

Interest Expense. Interest expense decreased $185,000, or 2.4%, to $7.6 million for the three months ended June 30, 2001 from $7.8 million for the three months ended June 30, 2000. The decrease is attributable to lower interest rates on our revolving credit facility and our replacing a portion of the borrowings under our revolving credit facility with lower interest subordinated debt obligations, partially offset by higher total debt levels. Interest expense for the six months ended June 30, 2001 increased $1.5 million, or 11.1%, to $15.2 million from $13.7 million for the six months ended June 30, 2000. The increase was primarily attributable to higher debt levels incurred to fund certain of our acquisitions, partially offset by lower interest rates on our revolving credit facility and our replacing a portion of the borrowings under our revolving credit facility with lower interest subordinated debt obligations.

Other Income (Expense). Other income (expense) increased to ($4.6) million for the three months ended June 30, 2001 from ($938,000) for the three months ended June 30, 2000. Other income (expense) increased to ($10.8) million for the six months ended June 30, 2001 from ($932,000) for the six months ended June 30, 2000. The primary component of the net expense total for the three months ended June 30, 2001 was a $4.9 million non cash loss recognized on the sale of certain Utah operations that were deemed to no longer be of strategic importance to us. The primary components of the net expense for the six months ended June 30, 2001 were the loss from the sale of the Utah operations and $6.3 million of expenses resulting from the early termination of an interest rate swap. During the three months ended March 31, 2001, we determined that the debt to which an interest rate swap related would be repaid prior to its due from the net proceeds of our convertible subordinated debt offering; therefore, it was no longer probable that the variable cash flows under the related debt would occur.

Minority Interests. Minority interests were $2.2 million and $3.5 million for the three and six month periods ended June 30, 2001, respectively, compared to $0 for both the three and six month periods ended June 30, 2000. The increase is attributable to the purchase by Waste Connections during the first quarter of 2001 of majority interests in two unrelated entities, one in California and one in Washington.

Provision for Income Taxes. Income taxes were $4.2 million for both the three month periods ended June 30, 2001 and 2000. Income taxes decreased $755,000 to $7.5 million for the six months ended June 30, 2001 from $8.2 million for the six months ended June 30, 2000. The effective income tax rate for the three and six months ended June 30, 2001 was 39.9%, which is above the federal statutory rate of 35.0% as the result of state and local taxes and non-deductible goodwill associated with certain acquisitions.

Net Income before Extraordinary Item. Net income before extraordinary item increased $416,000 to $6.4 million for the three months ended June 30, 2001, from $6.0 million for the three months ended June 30, 2000. The increase was primarily attributable to the inclusion of acquisitions closed in the last year and first six months of 2001, economies of scale from a greater revenue base, greater integration of collection volumes into landfills we own or operate and selective price increases, partially offset by the loss recognized on the sale of certain Utah operations and expenses related to the termination of negotiations and due diligence for a large potential acquisition. Net income before extraordinary item decreased $418,000 to $11.3 million for the six months ended June 30, 2001, from $11.7 million for the six months ended June 30, 2000. The decrease was primarily attributable to the cost associated with the early termination of an interest rate swap, the loss recognized on the sale of certain Utah operations and expenses related to the termination of a large potential acquisition, and was offset by the inclusion of acquisitions closed in the last year, economies of scale from a greater revenue base, greater integration of collection volumes into landfills we own or operate, selective price increases and the decline in acquisition related expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2001, we had a working capital deficit of $592,000, including cash and equivalents of $5.2 million. Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains available after satisfying our working capital and capital expenditure requirements to reduce our indebtedness under our bank revolving credit facility and to minimize our cash balances.

We have a revolving credit facility with a syndicate of banks for which Fleet Boston Financial Corporation acts as agent, under which we can borrow up to $435 million and which is secured by virtually all assets of Waste Connections, including our interest in the equity securities of our subsidiaries. The credit facility matures in 2005 and bears interest at a rate per annum equal to, at our discretion, either: (i) the Base Rate; or (ii) the Eurodollar Rate plus applicable margin. The credit facility requires us to maintain certain financial ratios and satisfy other predetermined requirements, such as minimum net worth, net income and limits on capital expenditures. It also requires the lenders' approval of acquisitions in certain circumstances. As of June 30, 2001, an aggregate of approximately $186 million was outstanding under our credit facility, and the interest rate on outstanding borrowings, including amortization of fees, under the credit facility was approximately 8.9%.

During April 2001, we sold $150 million of our 5.5% subordinated convertible notes. The notes are unsecured and are convertible at any time by the holders into common stock at a conversion price of $38.03 per share. Concurrent with the closing of this financing, we modified certain of our revolving credit covenants allowing us to increase our overall leverage ratios. Proceeds from the offering were used to repay a portion of our debt under the revolving credit facility and associated costs.

For the six months ended June 30, 2001, net cash provided by operations was approximately $28.8 million. $14.8 million of cash provided by operations was used to fund increases in working capital for the period.

For the six months ended June 30, 2001, net cash used by investing activities was $41.6 million. Of this, $28.3 million was used to fund the cash portion of acquisitions. Cash used for capital expenditures was $15.9 million, which was primarily for investments in fixed assets, consisting primarily of trucks, containers and other equipment. Cash inflows from investing activities consisted of $2.9 million received from the sale of a subsidiary.

For the six months ended June 30, 2001, net cash provided by financing activities was $15.5 million, which was provided by $24.6 million of net borrowings under our various debt arrangements and $4.6 million of proceeds from stock option and warrant exercises, less $6.1 million of cash paid for debt issuance costs, $6.3 million of cash paid to terminate an interest rate swap and $1.2 million of cash distributions to minority interest holders.

Capital expenditures relating to existing businesses for the remainder of 2001 are currently expected to be approximately $27 million. We intend to fund our remaining planned 2001 capital expenditures principally through internally generated funds, and borrowings under our existing credit facility. We intend to fund our future acquisitions and capital requirements through internally generated funds, additional borrowings under our credit facility and funds raised from sale of our equity securities under appropriate market conditions. We believe that the credit facility, and the funds expected to be generated from operations, will provide adequate cash to fund our working capital and other cash needs for the foreseeable future. However, increased use of debt to fund our capital requirements will increase our interest expense. It may also raise our debt-to-equity ratio, which could hinder our ability to obtain additional credit. If we are unable to obtain additional debt financing or to sell additional equity securities in the future, we may be unable to fund future acquisitions, which could cause a decline in the growth rate of our revenues.

From time to time we evaluate our existing operations and their strategic importance to Waste Connections. If we determine that a given operating unit does not have future strategic importance, we may sell or otherwise dispose of those operations. Although we believe our operations would not be impaired by such dispositions, we could incur losses on them.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are exposed to market risk, including changes in interest rates and certain commodity prices. We use swap agreements to manage a portion of our risks related to interest rates. While we are exposed to credit risk in the event of non-performance by counterparties to our swap agreements, in all cases such counterparties are highly rated financial institutions and we do not anticipate non-performance. We do not hold or issue derivative financial instruments for trading purposes. We monitor our swap positions by regularly evaluating the positions at market and by performing sensitivity analyses.

In December 1999, we entered into an interest rate swap agreement with BankBoston, N.A. Under this swap agreement, which was effective through December 2001, the interest rate on $125 million of our floating rate long-term debt was effectively fixed with an interest rate of 6.1% plus an applicable margin. This rate remained at 6.1% if LIBOR was less than 7.0%. If LIBOR exceeded 7.0%, the interest rate under this swap agreement would increase one basis point for every LIBOR basis point above 7.0%.

In May 2000, we entered into an interest rate swap with Union Bank of California, N.A. Under this swap agreement, which was effective through May 2003, the interest rate on $125 million of our floating rate long-term debt was effectively fixed with an interest rate of 7.19% plus an applicable margin. The rate remained at 7.19% if LIBOR was less than 8.0%. If LIBOR exceeded 8.0%, the interest rate under this swap agreement would increase one basis point for every LIBOR basis point above 8%.

In December 2000, we restructured both of the previously outstanding interest rate swap agreements, extending their maturity through December 2003 and removing the embedded option features of the agreements. The Fleet Bank swap (formerly the Bank Boston, N.A. swap) is now on a notional amount of $125 million at a fixed rate of 6.17% plus applicable margin. After the December 2000 restructuring, the Union Bank of California swap was on a notional amount of $125 million at a fixed rate of 7.01% plus applicable margin; in March 2001, we terminated $110 million of this swap.

We have performed sensitivity analyses using a discounted cash flow model to determine how market rate changes will affect the fair value of our market risk sensitive swap positions and all other debt. Such an analysis is inherently limited in that it represents a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements.

We are exposed to cash flow risk due to changes in interest rates with respect to the $46 million remaining floating rate balance owed under our credit facility and floating rate municipal bond obligations in the combined amount of approximately $1.8 million associated with Madera. A one percentage point increase in interest rates on our variable-rate debt as of June 30, 2001 would decrease our annual pre-tax income by approximately $478,000.

All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations.

We market a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals. We own and operate 17 recycling processing facilities and sell other collected recyclable materials to third parties for processing before resale. We often share the profits from our resale of recycled materials with other parties to our recycling contracts. For example, certain of our municipal recycling contracts in Washington, negotiated before we acquired those businesses, specify certain benchmark resale prices for recycled commodities. To the extent the prices we actually receive for the processed recycled commodities collected under the contract exceed the prices specified in the contract, we share the excess with the municipality, after recovering any previous shortfalls resulting from actual market prices falling below the prices specified in the contract. To reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties. Although there can be no assurance of market recoveries in the event of a decline, because of the provisions within certain of our contracts which pass commodity risk along to the customers, we believe, given historical trends and fluctuations within the recycling commodities market, that the ultimate net impact of a 10% decrease in average recycled commodity prices at June 30, 2001 would not have a material impact on our cash flows or pre-tax income.

                             WASTE CONNECTIONS, INC.



PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of stockholders was held on May 16, 2001.

Ronald J. Mittelstaedt was elected as director by the votes indicated:

         Total Votes For:            16,855,351

         Total Votes Withheld:        6,266,740

         Total Votes Instructed:          1,515

The term for Mr. Mittelstaedt expires on the date of the annual meeting in 2004.

The following proposal was also adopted at the annual meeting by the votes indicated:

To ratify the appointment of Ernst & Young LLP as Independent Auditors for Waste Connections for the year 2001:

         Total Votes For:            23,035,338

         Total Votes Against:            83,730

         Total Votes Abstained:           4,538



ITEM 5.  OTHER INFORMATION

On June 11, 2001, we appointed Robert Davis to our board of directors and to the audit committee of the board as an independent member.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits:

         Exhibit
         Number               Description of Exhibits
         ------               -----------------------

         *4.1 Form of Note for Waste Connections, Inc.'s 5.5% Convertible Subordinated Notes due April 15, 2006
         *4.2 Indenture between Waste Connections, Inc., as Issuer, and State Street Bank and Trust Company, as Trustee, dated as of April 4, 2001
         *4.3 Purchase Agreement between Waste Connections, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated dated March 30, 2001
         *4.4 Registration Rights Agreement between Waste Connections, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated dated as of April 4, 2001

         * Incorporated by reference to the exhibits to Waste Connections, Inc.'s registration statement on Form S-3/A (No. 333-62322).


b.       Reports on Form 8-K:

         On April 3, 2001, we filed a report on Form 8-K reporting our sale of $115 million principal amount of 5.5% Convertible Subordinated Notes due 2006 in a private placement.

         On April 26, 2001, we filed a report on Form 8-K reporting our sale of an additional $35 million principal amount of its 5.5% Convertible Subordinated Notes due 2006 in a private placement.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.




                                      WASTE CONNECTIONS, INC.


Date:  August 13, 2001                BY:  /s/  Ronald J. Mittelstaedt
                                           ---------------------------
                                           Ron J. Mittelstaedt,
                                           President and Chief Executive Officer





Date:  August 13, 2001                BY:  /s/  Steven F. Bouck
                                           ---------------------------
                                           Steven F. Bouck,
                                           Executive Vice President and Chief
                                           Financial Officer