Form 10-Q/A
period 2001-03-31
WASTE CONNECTIONS INC/DE
filed 2001-08-15
CIK 1057058

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2001

COMMISSION FILE NO. 0-23981

WASTE CONNECTIONS, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	94-3283464 (I.R.S. EMPLOYER IDENTIFICATION)

620 COOLIDGE DRIVE, SUITE 350, FOLSOM, CALIFORNIA 95630

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

As of August 14, 2001: 27,178,991 Shares of Common Stock

This Amended Form 10-Q amends the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, and is being filed solely to amend Note 2 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company's objective for utilizing derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in the variable interest rates under its credit facility. The Company's strategy to achieve that objective involves entering into interest rate swaps that are specifically designated to existing debt under our credit facility and accounted for as cash flow hedges pursuant to SFAS 133. The Company has two interest rate swaps outstanding, both expiring in December 2003. The first interest rate swap changes the interest on $125,000 of its floating rate long-term debt under its revolving credit facility to a fixed rate of 6.1% plus an applicable margin. The second interest rate swap changes the interest on $15,000 of its floating rate long-term debt under its revolving credit facility to a fixed rate of 7.01% plus an applicable margin.

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

The estimated net amount of the existing gains or losses as of March 31, 2001 (based on the interest rate yield curve at that date) included in accumulated other comprehensive income expected to be reclassified into earnings as payments are either made or received under the terms of the interest rate swaps within the next 12 months is approximately $3,023. The timing of actual amounts reclassified into earnings is dependent on future movements in interest rates.

Further, the estimated net amount of the gains or losses as of January 1, 2001 (based on the interest rate yield curve at that date) recorded in accumulated other comprehensive income upon adoption of SFAS 133 expected to be reclassified into earnings as payments are either made or received under the terms of the interest rate swaps within the next 12 months is approximately $2,702.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASTE CONNECTIONS, INC.

Date: August 15, 2001 By: /s/ RONALD J. MITTELSTAEDT

Ronald J. Mittelstaedt

President
SIGNATURE	TITLE	DATE
/s/ RONALD J. MITTELSTAEDT	Chairman, President and Director	August 15, 2001
Ronald J. Mittelstaedt	(principal executive officer)

/s/ STEVEN F. BOUCK	Chief Financial Officer	August 15, 2001
Steven F. Bouck	(principal financial officer)