Form 10-Q
period 2001-09-30
WASTE CONNECTIONS INC/DE
filed 2001-11-14
CIK 1057058

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


FOR THE QUARTER ENDED SEPTEMBER 30, 2001             COMMISSION FILE NO. 0-23981



                             WASTE CONNECTIONS, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
                                    --------
         (State or other jurisdiction of incorporation or organization)

                                   94-3283464
                                   ----------
                      (I.R.S. Employer Identification No.)


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

    As of November 12, 2001:              27,412,555 Shares of Common Stock
================================================================================

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

      Condensed Consolidated Balance Sheets - December 31, 2000 and
           September 30, 2001                                                 3

      Condensed Consolidated Statements of Income for the three and
           nine months ended September 30, 2000 and 2001                      4

      Condensed Consolidated Statements of Cash Flows for the nine
           months ended September 30, 2000 and 2001                           5

      Notes to Condensed Consolidated Financial Statements                    6

Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations                     11

Item 3 - Quantitative and Qualitative Disclosures About Market Risk          17


PART II - OTHER INFORMATION                                                  18


Signatures                                                                   19

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                             WASTE CONNECTIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                     DECEMBER 31,  SEPTEMBER 30,
                                                         2000           2001
                                                      ----------     ----------
ASSETS                                                               (UNAUDITED)
Current assets:
   Cash and equivalents                               $    2,461     $    3,993
   Accounts receivable, less allowance for doubtful
        accounts of $1,899 at December 31, 2000 and
        $1,661 at September 30, 2001                      42,155         52,935
   Prepaid expenses and other current assets               4,419          8,657
                                                      ----------     ----------
        Total current assets                              49,035         65,585

Property and equipment, net                              384,237        466,317
Intangible assets, net                                   363,505        421,171
Other assets                                              13,327         19,242
                                                      ----------     ----------
                                                      $  810,104     $  972,315
                                                      ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt and
     notes payable                                    $    3,644     $    7,788
   Accounts payable                                       25,636         30,936
   Deferred revenue                                        9,595         11,731
   Accrued liabilities                                    20,558         28,671
                                                      ----------     ----------
             Total current liabilities                    59,433         79,126

Long-term debt and notes payable, net                    334,194        419,569
Other long-term liabilities                                6,095         13,092
Deferred income taxes                                     76,174         76,745

Commitments and contingencies:
Minority interests                                             -         18,837

Stockholders' equity:
Preferred stock $.01 par value; 7,500,000 shares
   authorized; none issued and outstanding                     -              -
Common stock: $.01 par value; 50,000,000 shares
   authorized; 26,480,046 shares issued and
   outstanding at December 31, 2000; 27,319,121
   shares issued and outstanding at September
   30, 2001                                                  265            273
Additional paid-in capital                               296,439        311,165
Retained earnings                                         37,504         58,849
Unrealized loss on market value of interest rate swap          -         (5,341)
                                                      ----------     ----------
    Total stockholders' equity                           334,208        364,946
                                                      ----------     ----------
                                                      $  810,104     $  972,315
                                                      ==========     ==========
                             See accompanying notes.

                             WASTE CONNECTIONS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED         NINE MONTHS ENDED
                                                      SEPTEMBER 30,             SEPTEMBER 30,
                                                   2000         2001         2000         2001
                                                ----------   ----------   ----------   ----------
Revenues                                        $   81,510   $   97,681   $  221,543   $  276,761
Operating expenses:
     Cost of operations                             46,730       54,820      127,583      153,945
     Selling, general and administrative             6,722        7,735       18,514       22,571
     Depreciation and amortization                   7,251        9,056       19,836       25,952
     Stock compensation                                 54            -          163            -
     Acquisition related expenses                        -            -          150            -
                                                ----------   ----------   ----------   ----------
Income from operations                              20,753       26,070       55,297       74,293

Interest expense                                    (7,426)      (7,104)     (21,147)     (22,328)
Other income (expense), net                             21          (93)        (911)     (10,876)
                                                ----------   ----------   ----------   ----------
Income before income tax provision and
     minority interests                             13,348       18,873       33,239       41,089

Minority interests                                       -       (1,871)           -       (5,370)
                                                ----------   ----------   ----------   ----------
Income before income tax provision                  13,348       17,002       33,239       35,719

Income tax provision                                (5,401)      (6,766)     (13,620)     (14,230)
                                                ----------   ----------   ----------   ----------
Net income before extraordinary item                 7,947       10,236       19,619       21,489
Extraordinary item - extinguishment of
     debt, net of tax benefit of $96                     -            -            -         (144)
                                                ----------   ----------   ----------   ----------
Net income                                      $    7,947   $   10,236   $   19,619   $   21,345
                                                ==========   ==========   ==========   ==========
Basic earnings per common share:
    Income before extraordinary item            $     0.34   $     0.38   $     0.89   $     0.80
    Extraordinary item                                   -            -            -         (.01)
                                                ----------   ----------   ----------   ----------
    Net income per common share                 $     0.34   $     0.38   $     0.89   $     0.79
                                                ==========   ==========   ==========   ==========
Diluted earnings per common share:
    Income before extraordinary item            $     0.32   $     0.37   $     0.86   $     0.78
    Extraordinary item                                   -            -            -         (.01)
                                                ----------   ----------   ----------   ----------
    Net income per common share                 $     0.32   $     0.37   $     0.86   $     0.77
                                                ==========   ==========   ==========   ==========
Shares used in the per share calculations:
   Basic                                        23,650,205   27,181,791   22,149,002   27,030,199
                                                ==========   ==========   ==========   ==========
   Diluted                                      24,464,128   31,706,633   22,842,849   27,672,388
                                                ==========   ==========   ==========   ==========

                             See accompanying notes.

                             WASTE CONNECTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001
                                 (IN THOUSANDS)
                                   (UNAUDITED)
                                                              NINE MONTHS
                                                          ENDED SEPTEMBER 30,
                                                         2000           2001
                                                      ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            $   19,619     $   21,345
Adjustments to reconcile net income to
    net cash provided by operating activities:
    Loss on disposal of assets                               944          4,921
    Depreciation                                          13,766         18,149
    Amortization of intangibles                            6,069          7,803
    Loss on termination of interest rate swap                  -          6,337
    Minority interests                                         -          5,369
    Amortization of debt issuance costs and debt
      guarantee fees                                         485          1,110
    Extraordinary item - early extinguishment
      of debt                                                  -            240
    Stock compensation                                       163              -
Net change in operating assets and liabilities,
  net of acquisitions                                     (5,487)        (8,320)
                                                      ----------     ----------
Net cash provided by operating activities                 35,559         56,954
                                                      ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Payments for acquisitions, net of cash acquired    (127,674)       (46,672)
     Capital expenditures for property and equipment     (15,788)       (26,719)
     Proceeds from disposal of assets                          -          2,948
     Decrease in other assets                               (552)          (804)
                                                      ----------     ----------
Net cash used in investing activities                   (144,014)       (71,247)
                                                      ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings                            119,363        248,021
     Principal payments on long-term debt                (92,080)      (223,310)
     Termination of interest rate swap                         -         (6,337)
     Proceeds from sale of common stock                   82,110              -
     Distributions to minority interest shareholders           -         (2,391)
     Proceeds from options and warrants                      777          6,097
     Debt issuance costs                                  (1,696)        (6,255)
                                                      ----------     ----------
Net cash provided by financing activities                108,474         15,825
                                                      ----------     ----------
Net increase in cash and equivalents                          19          1,532
Cash and equivalents at beginning of period                2,393          2,461
                                                      ----------     ----------
Cash and equivalents at end of period                 $    2,412     $    3,993
                                                      ==========     ==========

                             See accompanying notes.

                             WASTE CONNECTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
           (Dollars in thousands, except share and per share amounts)

1. BASIS OF PRESENTATION AND SUMMARY

The accompanying financial statements relate to Waste Connections, Inc. and its subsidiaries (the "Company") as of September 30, 2001 and for the three and nine month periods ended September 30, 2000 and 2001. The consolidated financial statements of the Company include the accounts of Waste Connections, Inc. and its wholly-owned and majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

The Company's consolidated balance sheet as of September 30, 2001, the consolidated statements of income for the three and nine months ended September 30, 2000 and 2001, and the consolidated statements of cash flows for the nine months ended September 30, 2000 and 2001 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented. The consolidated financial statements presented herein should be read in conjunction with the Company's annual report on Form 10-K for the year 2000.

2. ADOPTION OF NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities", which was amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities (an Amendment of FASB Statement 133)," (collectively "SFAS 133"). SFAS 133 establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income (Note 6) until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings.

The Company's objective for utilizing derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in the variable interest rates under its credit facility. The Company's strategy to achieve that objective involves entering into interest rate swaps that are specifically designated to existing debt under its credit facility and accounted for as cash flow hedges pursuant to SFAS 133. The Company has two interest rate swaps outstanding, both expiring in December 2003. The first interest rate swap changes the interest on $125,000 of its floating rate long-term debt under its revolving credit facility to a fixed rate of 6.1% plus an applicable margin. The second interest rate swap changes the interest on $15,000 of its floating rate long-term debt under its revolving credit facility to a fixed rate of 7.01% plus an applicable margin.

The Company adopted SFAS 133 effective January 1, 2001. The Company has evaluated its derivative instruments, consisting solely of the two aforementioned interest rate swaps, and believes these instruments qualify for hedge accounting pursuant to SFAS 133. Upon adoption of SFAS 133, the Company recorded the fair value of these interest rate swaps as an obligation of $3,576, net of taxes of $2,364, with an equal amount recorded as an unrealized loss in other comprehensive income. The adoption of SFAS 133 did not have a material effect on the Company's results of operations. Because the relevant terms of the interest rate swaps and the specific debts they

                             WASTE CONNECTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
           (Dollars in thousands, except share and per share amounts)

have been designated to hedge are identical, there was no ineffectiveness required to be recognized into earnings. In addition, there are no components of the derivative instruments' gain or loss that have been excluded from the assessment of hedge effectiveness.

The estimated net amount of the existing losses as of September 30, 2001 (based on the interest rate yield curve at that date) included in accumulated other comprehensive income expected to be reclassified into the income statement as payments are made under the terms of the interest rate protection agreements within the next 12 months is approximately $4,949. As of January 1, 2001, that amount was $2,702. The timing of actual amounts reclassified into earnings is dependent on future movements in interest rates.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", (collectively, the "Statements") effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their estimated useful lives.

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

In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations", effective for fiscal years beginning after June 15, 2002. This statement addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is currently evaluating the effect SFAS No. 143 will have on its financial statements and related disclosures.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective for fiscal years beginning after December 15, 2001. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company is currently evaluating the effect SFAS No. 144 will have on its financial statements and related disclosures.

                             WASTE CONNECTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
           (Dollars in thousands, except share and per share amounts)

3. ACQUISITIONS

For the nine months ended September 30, 2001, the Company acquired 14 solid waste collection businesses that were accounted for using the purchase method of accounting. The aggregate consideration for these acquisitions was approximately $46,672 in cash (net of cash acquired), $200 in notes to sellers and $8,637 in equity issued.

Subsequent to June 30, 2001, the Company completed six acquisitions in which goodwill and indefinite lived intangible assets were allocated $45,259 of the total purchase price. In accordance with the provisions of SFAS Nos. 141 and 142, goodwill and indefinite lived intangible assets are not being amortized on these acquisitions.

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

As of September 30, 2001, the Company had eleven acquisitions for which purchase price allocations were preliminary mainly as a result of tax related settlements. The Company believes the potential changes to its preliminary purchase price allocations will not have a material impact on its financial condition, results of operations or cash flows.

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

                             WASTE CONNECTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
           (Dollars in thousands, except share and per share amounts)

5. EARNINGS PER SHARE CALCULATION

The following table sets forth the numerator and denominator used in the computation of earnings per common share:

                                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                                      SEPTEMBER 30,             SEPTEMBER 30,
                                                   2000         2001         2000         2001
                                                ----------   ----------   ----------   ----------
Numerator:
   Net income before extraordinary item         $    7,947   $   10,236   $   19,619   $   21,489
   Extraordinary item                                    -            -            -         (144)
                                                ----------   ----------   ----------   ----------
   Net income for basic earnings per share           7,947       10,236       19,619       21,345
   Interest expense on
      convertible subordinated notes, net of
      tax effects                                        -        1,385            -            -
                                                ----------   ----------   ----------   ----------
   Net income for diluted earnings per share    $    7,947   $   11,621   $   19,619   $   21,345
                                                ==========   ==========   ==========   ==========
Denominator:
   Basic shares outstanding                     23,650,205   27,181,791   22,149,002   27,030,199
   Dilutive effect of convertible
      subordinated notes                                 -    3,944,775            -            -
   Dilutive effect of options and warrants         813,923      580,067      693,847      642,189
                                                ----------   ----------   ----------   ----------
   Basic shares outstanding                     24,464,128   31,706,633   22,842,849   27,672,388
                                                ==========   ==========   ==========   ==========

6. COMPREHENSIVE INCOME

Comprehensive income includes changes in the fair value of interest rate swaps that qualify for hedge accounting (Note 2). The difference between net income and comprehensive income for the three and nine months ended September 30, 2001 is as follows:

                                         THREE MONTHS ENDED   NINE MONTHS ENDED
                                         SEPTEMBER 30, 2001   SEPTEMBER 30, 2001
                                         ------------------   ------------------

Net income                                   $   10,236           $   21,345
Unrealized loss on interest rate swaps,
  net of tax expense of $1,654 and $3,531
  for the three and nine months ended
  September 30, 2001, respectively               (2,503)              (5,341)
                                             -----------          -----------
Comprehensive income                         $    7,733           $   16,004
                                             ===========          ===========

                             WASTE CONNECTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
           (Dollars in thousands, except share and per share amounts)


The components of other comprehensive income and related tax effects for the three and nine months ended September 30, 2001 are shown as follows:

                                                              THREE MONTHS ENDED SEPTEMBER 30, 2001
                                                                 Gross     Tax effect   Net of tax
                                                              ----------   ----------   ----------
Amounts reclassified into earnings                            $      906   $      361   $      545
Changes in fair value of interest rate swaps                      (5,063)      (2,015)      (3,048)
                                                              ----------   ----------   ----------
                                                              $   (4,157)  $   (1,654)  $   (2,503)
                                                              ==========   ==========   ==========

                                                              NINE MONTHS ENDED SEPTEMBER 30, 2001
                                                                 Gross     Tax effect   Net of tax
                                                              ----------   ----------   ----------
Cumulative effect of accounting change                        $   (5,940)  $   (2,364)  $   (3,576)
Amounts reclassified into earnings                                 1,919          764        1,155
Changes in fair value of interest rate swaps                     (11,188)      (4,453)      (6,735)
Changes associated with current period hedging transactions
                                                                   6,337        2,522        3,815
                                                              ----------   ----------   ----------
                                                              $   (8,872)  $   (3,531)  $   (5,341)
                                                              ==========   ==========   ==========

Changes associated with current period hedging transactions represents costs incurred in connection with the termination of an interest rate swap. During the three months ended March 31, 2001, the Company determined that the debt to which an interest rate swap was designated would be repaid prior to its due date as a result of the convertible subordinated debt offering (Note 4); therefore, it was no longer probable that the variable cash flows under the related debt would occur and the costs to terminate the interest rate swap were recorded as a loss in other income (expense) in the accompanying financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included elsewhere herein.

FORWARD LOOKING STATEMENTS

Certain statements included in this Quarterly Report on Form 10-Q, including, without limitation, information appearing under Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934) that involve risks and uncertainties. Factors set forth herein and from time to time in our other filings with the Securities and Exchange Commission could affect our actual results and could cause our actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, Waste Connections in this Quarterly Report on Form 10-Q. Factors that could cause actual results to differ from those projected include, but are not limited to, the following: (1) competition or unfavorable industry conditions could lead to a decrease in demand for the Company's services and to a decline in prices realized by the Company for its services, (2) the Company may be required to pay increased prices for acquisitions, and it may experience difficulty in integrating and deriving synergies from acquisitions, (3) the Company cannot be certain that it will always have access to the additional capital that it may require for its growth strategy or that its cost of capital will not increase, (4) governmental regulations may require increased capital expenditures or otherwise affect the Company's business, (5) companies that Waste Connections acquires could have undiscovered liabilities, and (6) the Company is highly dependent on the services of senior management. These risks and uncertainties, as well as others, are discussed in greater detail in the Company's filings with the Securities and Exchange Commission, including its most recent Annual Report on Form 10-K and its subsequent Quarterly Reports on Form 10-Q. The Company makes no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made.

OVERVIEW

Waste Connections, Inc. is a regional, integrated solid waste services company that provides solid waste collection, transfer, disposal and recycling services primarily in secondary markets of the Western U.S. As of September 30, 2001, we served more than 780,000 commercial, industrial and residential customers in California, Colorado, Iowa, Kansas, Minnesota, Mississippi, Montana, Nebraska, New Mexico, Oklahoma, Oregon, South Dakota, Tennessee, Texas, Utah, Washington and Wyoming. We currently own 73 collection operations and operate or own 35 transfer stations, 24 Subtitle D landfills and 17 recycling facilities.

We generally intend to pursue an acquisition-based growth strategy and as of September 30, 2001 had acquired 129 businesses since our inception in September 1997. The results of operations of these acquired businesses have been included in our financial statements only from the respective dates of acquisition, except 14 acquisitions accounted for under the poolings-of-interests method of accounting, which are included for all periods presented. We anticipate that a substantial part of our future growth will come from acquiring additional solid waste collection, transfer and disposal businesses and, therefore, we expect additional acquisitions could continue to affect period-to-period comparisons of our operating results.

GENERAL

Our revenues consist mainly of fees we charge customers for solid waste collection, transfer, disposal and recycling services. A large part of our collection revenues comes from providing commercial, industrial and residential services. We frequently perform these services under service agreements or franchise agreements with counties or municipal contracts. County franchise agreements and municipal contracts generally last from one to ten years. Our existing franchise agreements and all of our existing municipal contracts give Waste Connections the exclusive right to provide specified waste services in the specified territory during the contract term. These exclusive arrangements are awarded, at least initially, on a competitive bid basis and subsequently on a bid or negotiated basis. We also provide residential collection services on a subscription basis with individual households. Approximately 50% of our revenues for the nine months ended September 30, 2001 were derived from services provided under exclusive franchise agreements, long term municipal contracts and governmental certificates. Governmental certificates grant

Waste Connections perpetual and exclusive collection rights in the covered areas. Contracts with counties and municipalities and governmental certificates provide relatively consistent cash flow during the terms of the contracts. Because we bill most residential customers quarterly, subscription agreements also provide a stable source of revenues for Waste Connections. Our collection business also generates revenues from the sale of recyclable commodities.

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

Costs of operations include labor, fuel, equipment maintenance and tipping fees paid to third party disposal facilities, worker's compensation and vehicle insurance, the cost of materials we purchase for recycling, third party transportation expense, district and state taxes and host community fees and royalties. As of September 30, 2001, Waste Connections owned and/or operated 35 transfer stations, which reduce our costs by allowing us to use collection personnel and equipment more efficiently and by consolidating waste to gain more favorable disposal rates that may be available for larger quantities of waste.

Selling, general and administrative ("SG&A") expenses include management, clerical and administrative compensation overhead costs associated with our marketing and sales force, professional services and community relations expense.

Depreciation and amortization expense includes depreciation of fixed assets over their estimated useful lives using the straight-line method and amortization of goodwill and other intangible assets using the straight-line method. As described more fully below, goodwill and indefinite lived intangibles totaling $45.3 million, resulting from acquisitions completed after June 30, 2001 were not amortized. Landfill permitting, acquisition and preparation costs are amortized as permitted airspace of the landfill is consumed. Landfill preparation costs include the costs of construction associated with excavation, liners, site berms and the installation of leak detection and leachate collection systems. In determining the amortization rate for a landfill, preparation costs include the total estimated costs to complete construction of the landfill's permitted capacity. Units-of-production amortization rates are determined annually for our operating landfills. The rates are determined by management based on estimates provided by our internal and third party engineers and consider the information provided by surveys which are performed at least annually.

Waste Connections capitalizes some third-party expenditures related to pending acquisitions or development projects, such as legal, engineering and interest expenses. We expense indirect acquisition costs, such as executive and corporate overhead, public relations and other corporate services, as we incur them. We charge against net income any unamortized capitalized expenditures and advances (net of any portion that we believe we may recover, through sale or otherwise) that relate to any operation that is permanently shut down and any pending acquisition or landfill development project that, we believe, will not be completed. We routinely evaluate all capitalized costs, and expense those related to projects that we believe are not likely to succeed. As of September 30, 2001, Waste Connections had capitalized $114,000 of expenditures relating to landfill development projects and $113,000 in capitalized expenditures relating to pending acquisitions.

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

In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations", effective for fiscal years beginning after June 15, 2002. This statement addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We are currently evaluating the effect SFAS No. 143 will have on our financial statements and related disclosures.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective for fiscal years beginning after December 15, 2001. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. We are currently evaluating the effect SFAS No. 144 will have on our financial statements and related disclosures.

We accrue for estimated landfill closure and post-closure maintenance costs at the landfills we own. Under applicable regulations, Waste Connections and Madera County, as operator and owner, respectively, are jointly liable for closure and post-closure liabilities with respect to the Fairmead Landfill. We have not accrued for such liabilities because Madera County, as required by state law, has established a special fund into which it deposits a portion of tipping fee surcharges to pay such liabilities. Consequently, we do not believe that we had any financial obligation for closure and post-closure costs for the Fairmead Landfill as of September 30, 2001. We will have additional material financial obligations relating to closure and post-closure costs of the other disposal facilities that we currently own or operate and that we may own or operate in the future. Waste Connections accrues and will accrue for those obligations, based on engineering estimates of consumption of permitted landfill airspace over the useful life of such landfills.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001

The following table sets forth items in Waste Connections' consolidated statement of operations as a percentage of revenues for the periods indicated.

                                  THREE MONTHS ENDED       NINE MONTHS ENDED
                                     SEPTEMBER 30,           SEPTEMBER 30,
                                   2000        2001        2000        2001
                                ----------  ----------  ----------  ----------
Revenues                             100.0%      100.0%      100.0%      100.0%
Cost of operations                    57.3        56.1        57.6        55.6
Selling, general and
    administrative expenses            8.2         7.9         8.4         8.2
Depreciation and
    amortization expense               8.9         9.3         8.9         9.4
Stock compensation                     0.1           -         0.1           -
Acquisition related expenses             -           -           -           -
                                ----------  ----------  ----------  ----------
Operating income                      25.5        26.7        25.0        26.8

Interest expense, net                 (9.1)       (7.3)       (9.6)       (8.1)
Other expense, net                       -        (0.1)       (0.4)       (3.9)
Minority interests                       -        (1.9)          -        (1.9)
Extraordinary item                       -           -           -        (0.1)
Income tax expense                    (6.6)       (6.9)       (6.1)       (5.1)
                                ----------  ----------  ----------  ----------
Net income                            9.8%        10.5%        8.9%        7.7%
                                ==========  ==========  ==========  ==========

REVENUES. Total revenues increased $16.2 million, or 19.8%, to $97.7 million for the three months ended September 30, 2001 from $81.5 million for the three months ended September 30, 2000. Revenues for the nine months ended September 30, 2001 increased $55.3 million, or 24.9%, to $276.8 million from $221.5 million for the nine months ended September 30, 2000. These increases were primarily attributable to the inclusion of the acquisitions closed throughout the balance of 2000 and the first nine months of 2001 and selected price increases, partially offset by a decline in commodity prices.

COST OF OPERATIONS. Total cost of operations increased $8.1 million, or 17.3%, to $54.8 million for the three months ended September 30, 2001 from $46.7 million for the three months ended September 30, 2000. Cost of operations for the nine months ended September 30, 2001 increased $26.3 million, or 20.7%, to $153.9 million from $127.6 million for the nine months ended September 30, 2000. The increase was primarily attributable to acquisitions closed over the balance of 2000 and the first nine months of 2001. Cost of operations as a percentage of revenues declined 1.2 percentage points to 56.1% for the three months ended September 30, 2001 from 57.3% for the three months ended September 30, 2000. Cost of operations as a percentage of revenues for the nine months ended September 30, 2001 declined 2.0 percentage points to 55.6% from 57.6% for the nine months ended September 30, 2000. These decreases as a percentage of revenues were primarily attributable to the effect of tuck-in acquisitions closed during the course of 2000 and the first nine months of 2001, greater integration of collection volumes into landfills we own or operate and selective price increases.

SG&A. SG&A expenses increased $1.0 million, or 15.1%, to $7.7 million for the three months ended September 30, 2001 from $6.7 million for the three months ended September 30, 2000. SG&A expenses for the nine months ended September 30, 2001 increased $4.1 million, or 21.9%, to $22.6 million from $18.5 million for the nine months ended September 30, 2000. Our SG&A increased as a result of additional personnel from companies acquired and additional corporate overhead to accommodate our growth. SG&A as a percentage of revenues decreased 0.3 percentage points to 7.9% for the three months ended September 30, 2001 from 8.2% for the three months ended September 30, 2000. SG&A as a percentage of revenues decreased 0.2 percentage points to 8.2% for the nine months ended September 30, 2001 from 8.4% for the nine months ended September 30, 2000. The decrease in SG&A as a percentage of revenues was the result of spreading overhead expenses over a larger base of revenue from the acquisitions completed in the course of 2000 and the first nine months of 2001.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $1.8 million, or 24.9% to $9.1 million for the three months ended September 30, 2001 from $7.3 million for the three months ended September 30, 2000. Depreciation and amortization expenses for the nine months ended September 30, 2001 increased $6.1 million, or 30.8%, to $25.9 million from $19.8 million for the nine months ended September 30, 2000. The increases resulted primarily from acquisitions in 2000 and the first nine months of 2001 and the inclusion of their depreciation and amortization, and the amortization of goodwill associated with such acquisitions, and additional depreciation resulting from capital expenditures. Depreciation and amortization as a percentage of revenues increased 0.4 percentage points to 9.3% for the three months ended September 30, 2001 from 8.9% for the three months ended September 30, 2000. Depreciation and amortization as a percentage of revenues for the nine months ended September 30, 2001 increased 0.5 percentage points to 9.4% from 8.9% for the nine months ended September 30, 2000. The increases in depreciation and amortization as a percentage of revenues were primarily a result of amortization of goodwill associated with acquisitions and a higher proportion of landfill revenues, which have higher variable depletion costs than collection revenues.

STOCK COMPENSATION EXPENSE. Stock compensation expense decreased to $0 for the three and nine months ended September 30, 2001 from $54,000 and $163,000 for the three and nine months ended September 30, 2000, respectively. Our prior year stock compensation expense was attributable to the valuation of common stock options and warrants with exercise prices less than the estimated fair value of our common stock on the date of the grant and relates solely to stock options granted prior to the initial public offering in May 1998. This compensation expense was fully amortized on September 30, 2000.

ACQUISITION RELATED EXPENSES. Acquisition related expenses decreased to $0 for the nine months ended September 30, 2001 from $150,000 for the nine months ended September 30, 2000. The prior year acquisition related expenses were for commissions, professional fees, and other direct costs resulting from the one acquisition that was accounted for using the pooling-of-interests method.

OPERATING INCOME. Operating income increased $5.3 million, or 25.6%, to $26.1 million for the three months ended September 30, 2001 from $20.8 million for the three months ended September 30, 2000. Operating income for the nine months ended September 30, 2001 increased $19.0 million, or 34.4%, to $74.3 million from $55.3 million for the nine months ended September 30, 2000. The increases were primarily attributable to the inclusion of acquisitions closed in 2000 and the first nine months of 2001, greater integration of collection volumes into landfills we own or operate and selective price increases, partially offset by higher depreciation and amortization expenses and SG&A expenses. Operating income as a percentage of revenues increased 1.2 percentage points to 26.7% for the three months ended September 30, 2001 from 25.5% for the three months ended September 30, 2000. Operating income as a percentage of revenues for the nine months ended September 30, 2001 increased 1.8 percentage points to 26.8% from 25.0% for the nine months ended September 30, 2000. The increase in operating income is attributable to the improvement in gross margins and economies of scale from a greater revenue base, partially offset by increases in depreciation and amortization as a percentage of revenues.

INTEREST EXPENSE. Interest expense decreased $0.3 million, or 4.3%, to $7.1 million for the three months ended September 30, 2001 from $7.4 million for the three months ended September 30, 2000. The decrease is attributable to lower interest rates on our revolving credit facility and our replacing a portion of the borrowings under our revolving credit facility with lower interest subordinated debt obligations, partially offset by higher total debt levels. Interest expense for the nine months ended September 30, 2001 increased $1.2 million, or 5.6%, to $22.3 million from $21.1 million for the nine months ended September 30, 2000. The increase was primarily attributable to higher debt levels incurred to fund certain of our acquisitions, partially offset by lower interest rates on our revolving credit facility and our replacing a portion of the borrowings under our revolving credit facility with lower interest subordinated debt obligations.

OTHER INCOME (EXPENSE). Other income (expense) increased to ($93,000) for the three months ended September 30, 2001 from $21,000 for the three months ended September 30, 2000. Other income (expense) increased $10.0 million to ($10.9) million for the nine months ended September 30, 2001 from ($0.9) million for the nine months ended September 30, 2000. The primary components of the net expense for the nine months ended September 30, 2001 were a $4.9 million non-cash loss recognized on the sale of certain Utah operations that were deemed to no longer be of strategic importance to us and $6.3 million of expenses resulting from the early termination of an interest rate swap. During the three months ended March 31, 2001, we determined that the debt to which an interest rate swap related would be repaid prior to its due date from the net proceeds of our convertible subordinated debt offering; therefore, it was no longer probable that the variable cash flows under the related debt would occur.

MINORITY INTERESTS. Minority interests were $1.9 million and $5.4 million for the three and nine month periods ended September 30, 2001, respectively, compared to $0 for both the three and nine month periods ended September 30, 2000. The increase is attributable to the purchase by Waste Connections during the first quarter of 2001 of majority interests in two unrelated entities, one in California and one in Washington.

PROVISION FOR INCOME TAXES. Income taxes increased $1.4 to $6.8 million for the three months ended September 30, 2001 from $5.4 million for the three months ended September 30, 2000. Income taxes increased $0.6 million to $14.2 million for the nine months ended September 30, 2001 from $13.6 million for the nine months ended September 30, 2000. The effective income tax rate for the three and nine months ended September 30, 2001 was 39.8%, which is above the federal statutory rate of 35.0% as the result of state and local taxes and non-deductible goodwill associated with certain acquisitions.

NET INCOME BEFORE EXTRAORDINARY ITEM. Net income before extraordinary item increased $2.3 to $10.2 million for the three months ended September 30, 2001, from $7.9 million for the three months ended September 30, 2000. The increase was primarily attributable to the inclusion of acquisitions closed in the last year and first nine months of 2001, greater integration of collection volumes into landfills we own or operate, economies of scale from a greater revenue base, lower interest expense as a percentage of revenues and selective price increases, partially offset by higher depreciation and amortization expenses as a percentage of revenues. Net income before extraordinary item increased $1.9 to $21.5 million for the nine months ended September 30, 2001, from $19.6 million for the nine months ended September 30, 2000. The increase was primarily attributable to the inclusion of acquisitions closed in the last year, economies of scale from a greater revenue base, greater integration of collection volumes into landfills we own or operate, lower interest expense as a percentage of revenues and selective price increases, partially offset by higher depreciation and amortization expenses as a percentage of revenues, the cost associated with the early termination of an interest rate swap, the loss recognized on the sale of certain Utah operations and expenses related to the termination of a large potential acquisition.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001, we had a working capital deficit of $13.5 million, including cash and equivalents of $4.0 million. Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains available after satisfying our working capital and capital expenditure requirements to reduce our indebtedness under our bank revolving credit facility and to minimize our cash balances.

We have a revolving credit facility with a syndicate of banks for which Fleet Boston Financial Corporation acts as agent, under which we can borrow up to $435 million and which is secured by virtually all assets of Waste Connections, including our interest in the equity securities of our subsidiaries. The credit facility matures in 2005 and bears interest at a rate per annum equal to, at our discretion, either: (i) the Prime Rate; or (ii) the Eurodollar Rate plus applicable margin. The credit facility requires us to maintain certain financial ratios and satisfy other predetermined requirements, such as minimum net worth, net income and limits on capital expenditures. It also requires the lenders' approval of acquisitions in certain circumstances. As of September 30, 2001, an aggregate of approximately $230.7 million was outstanding under our credit facility, and the interest rate on outstanding borrowings, including amortization of fees, under the credit facility was approximately 8.0%.

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

For the nine months ended September 30, 2001, net cash provided by operations was approximately $57.0 million. $8.3 million of cash provided by operations was used to fund increases in working capital for the period.

For the nine months ended September 30, 2001, net cash used by investing activities was $71.2 million. Of this, $46.7 million was used to fund the cash portion of acquisitions. Cash used for capital expenditures was $26.7 million, which was primarily for investments in fixed assets, consisting primarily of trucks, containers and other equipment. Cash inflows from investing activities include $2.9 million received from the sale of a subsidiary.

For the nine months ended September 30, 2001, net cash provided by financing activities was $15.8 million, which was provided by $24.7 million of net borrowings under our various debt arrangements and $6.1 million of proceeds from stock option and warrant exercises, less $6.3 million of cash paid for debt issuance costs, $6.3 million of cash paid to terminate an interest rate swap and $2.4 million of cash distributions to minority interest holders.

Capital expenditures relating to existing businesses for the remainder of 2001 are currently expected to be approximately $12 million. We intend to fund our remaining planned 2001 capital expenditures principally through internally generated funds, and borrowings under our existing credit facility. We intend to fund our future acquisitions and capital requirements through internally generated funds, additional borrowings under our credit facility and funds raised from sale of our equity securities under appropriate market conditions. We believe that the credit facility, and the funds expected to be generated from operations, will provide adequate cash to fund our working capital and other cash needs for the foreseeable future. However, increased use of debt to fund our capital requirements will increase our interest expense. It may also raise our debt-to-equity ratio, which could hinder our ability to obtain additional credit. If we are unable to obtain additional debt financing or to sell additional equity securities in the future, we may be unable to fund future acquisitions, which could cause a decline in the growth rate of our revenues.

From time to time we evaluate our existing operations and their strategic importance to Waste Connections. If we determine that a given operating unit does not have future strategic importance, we may sell or otherwise dispose of those operations. Although we believe our operations would not be impaired by such dispositions, we could incur losses on their sale.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are exposed to market risk, including changes in interest rates and certain commodity prices. We use hedge agreements to manage a portion of our risks related to interest rates. While we are exposed to credit risk in the event of non-performance by counterparties to our hedge agreements, in all cases such counterparties are highly rated financial institutions and we do not anticipate non-performance. We do not hold or issue derivative financial instruments for trading purposes. We monitor our hedge positions by regularly evaluating the positions at market and by performing sensitivity analyses.

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

We have performed sensitivity analyses using a discounted cash flow model to determine how market rate changes will affect the fair value of our market risk sensitive hedge positions and all other debt. Such an analysis is inherently limited in that it represents a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements.

We are exposed to cash flow risk due to changes in interest rates with respect to the $90.7 million remaining floating rate balance owed under our credit facility and floating rate municipal bond obligations in the combined amount of approximately $1.8 million associated with Madera. A one percentage point increase in interest rates on our variable-rate debt as of September 30, 2001 would decrease our annual pre-tax income by approximately $925,000.

All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations.

We market a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals. We own and operate 17 recycling processing facilities and sell other collected recyclable materials to third parties for processing before resale. We often share the profits from our resale of recycled materials with other parties to our recycling contracts. For example, certain of our municipal recycling contracts in Washington, negotiated before we acquired those businesses, specify certain benchmark resale prices for recycled commodities. To the extent the prices we actually receive for the processed recycled commodities collected under the contract exceed the prices specified in the contract, we share the excess with the municipality, after recovering any previous shortfalls resulting from actual market prices falling below the prices specified in the contract. To reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties. Although there can be no assurance of market recoveries in the event of a decline, because of the provisions within certain of our contracts which pass commodity risk along to the customers, we believe, given historical trends and fluctuations within the recycling commodities market, that the ultimate net impact of a 10% decrease in average recycled commodity prices at September 30, 2001 would not have a material impact on our cash flows or pre-tax income.

                             WASTE CONNECTIONS, INC.


PART II. OTHER INFORMATION

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                              WASTE CONNECTIONS, INC.


                              BY:         /s/  Ronald J. Mittelstaedt
                                         -------------------------------------
Date:  November 14, 2001                 Ron J. Mittelstaedt,
                                         President and Chief Executive Officer


                              BY:         /s/  Steven F. Bouck
                                         -------------------------------------
Date:  November 14, 2001                 Steven F. Bouck,
                                         Executive Vice President and Chief
                                         Financial Officer