Form 10-K
period 2001-12-31
WASTE CONNECTIONS INC/DE
filed 2002-03-18
CIK 1057058

================================================================================

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                           Commission File No. 0-28652

                             WASTE CONNECTIONS, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                       94-3283464
  (State or other jurisdiction                  (I.R.S. Employer Identification)
of incorporation or organization)

          620 Coolidge Drive
              Suite 350
          Folsom, California                                 95630
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

                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock held by non-affiliates of registrant as of February 28, 2002: $830,449,033

Number of shares of Common Stock outstanding as of February 28, 2002: 27,443,806

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.
================================================================================

                             WASTE CONNECTIONS, INC.
                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

   ITEM NO.                                                                PAGE
   --------                                                                ----
   PART I
        1.       BUSINESS                                                    1
        2.       PROPERTIES                                                 16
        3.       LEGAL PROCEEDINGS                                          16
        4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                 HOLDERS                                                    17

   PART II
        5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND
                 RELATED STOCKHOLDER MATTERS                                19
        6.       SELECTED FINANCIAL DATA                                    19
        7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                        21
        7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURE
                 ABOUT MARKET RISK                                          29
        8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                30
        9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE                        30

   PART III                                                                 57

   PART IV
       14.       EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS
                 ON FORM 8-K                                                57

   SIGNATURES                                                               58
   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS                          59
   EXHIBIT INDEX                                                            60

PART I

Forward Looking Statements

     Certain information contained in this Annual Report on Form 10-K, including, without limitation, information appearing under Item 1, "Business," and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," includes statements that are forward-looking in nature These statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should" or "anticipates" or the negative thereof or comparable terminology, or by discussions of strategy. Our business and operations are subject to a variety of risks and uncertainties and, consequently, actual results may materially differ from those projected by any forward-looking statements in this Annual Report on Form 10-K. Factors that could cause actual results to differ from those projected include, but are not limited to, the following: (1) competition or unfavorable industry or economic conditions could lead to a decrease in demand for our services and/or to a decline in prices we realized for our services, (2) we depend in part on acquisitions for growth; may be required to pay higher prices for acquisitions, and we may experience difficulty in integrating and deriving synergies from acquisitions, (3) we may not always have access to the additional capital that we require to execute our growth strategy or our cost of capital may increase,
(4) governmental regulations may require increased capital expenditures or otherwise affect our business, (5) businesses that we acquire may have undiscovered liabilities, (6) we depend on large, long-term collection contracts, and (7) key members of senior management may depart and may be difficult or impossible to replace. These risks and uncertainties, as well as others, are discussed in greater detail in our other filings with the Securities and Exchange Commission. We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made.

ITEM 1.   BUSINESS

General

     Waste Connections is a regional, integrated solid waste services company that provides solid waste collection, transfer, disposal and recycling services in secondary markets located primarily in the Western U.S. We currently own and operate 74 collection operations, 26 transfer stations, 17 Subtitle D landfills and 18 recycling facilities and operate, but do not own, an additional nine transfer stations and nine Subtitle D landfills. As of December 31, 2001, we served more than 800,000 commercial, industrial and residential customers in 18 states: California, Colorado, Iowa, Kansas, Kentucky, Minnesota, Mississippi, Montana, Nebraska, New Mexico, Oklahoma, Oregon, South Dakota, Tennessee, Texas, Utah, Washington, and Wyoming. Approximately 50% of our revenues are derived from exclusive markets, the majority of which are from exclusive arrangements, including franchise agreements, long-term municipal contracts and governmental certificates.

     Acquisitions have been and are expected to continue to be an important component of our growth strategy. We have primarily targeted secondary markets of the Western U.S. because we believe that: (1) there is less competition in these markets from larger, better-capitalized solid waste services companies;
(2) these markets have strong projected economic and population growth rates;
(3) a large number of independent solid waste services companies suitable for acquisition by us are located in these markets; and (4) there is greater opportunity to enter into exclusive arrangements in these markets. In addition, our senior management team has extensive experience in acquiring, integrating and operating solid waste services businesses.

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

Industry Background

     We estimate that the U.S. solid waste services industry generated revenues of approximately $40 billion in 2001. The solid waste services industry has undergone significant consolidation and integration since 1990. We believe that, particularly in the Western U.S., the following factors have primarily caused the consolidation and integration of the waste services industry:

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

     Despite the ongoing consolidation, the solid waste services industry remains regional in nature and fragmented. Based on published industry sources, approximately 20% of the total revenues of the U.S. solid waste industry is accounted for by more than 5,000 private, predominantly small, collection and disposal businesses. We expect the current consolidation trends in the solid waste industry to continue, because many independent landfill and collection operators lack the capital resources, management skills and technical expertise necessary to comply with stringent environmental and other governmental regulations and to compete with larger, more efficient, integrated operators. In addition, many independent operators may wish to sell their businesses to achieve liquidity in their personal finances or as part of their estate planning. We believe that the fragmented nature of the industry offers significant consolidation and growth opportunities, especially in secondary markets of the Western U.S., for companies with disciplined acquisition programs, decentralized operating strategies and access to financial resources.

Strategy

     Our objective is to build a leading integrated solid waste services company in secondary markets located primarily in the Western U.S. We have developed a two-pronged strategy tailored to the competitive and regulatory factors that affect our markets.

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

- Transfer stations are also an important part of our internal growth strategy. They extend our direct-haul reach and link disparate collection operations with disposal capacity that we own, operate or contract. We currently own and/or operate 35 transfer stations. By operating transfer stations, we also engage in direct communications with municipalities and private operators that deliver waste to our transfer stations. This positions us to gain additional business in our markets if a municipality privatizes any solid waste operations it owns or rebids existing contracts, and it increases our opportunities to acquire other private collection operations that use the transfer stations.

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

- Expansion Through Acquisitions. We intend to expand the scope of our operations by continuing to acquire solid waste operations in new markets and in existing or adjacent markets that are combined with or "tucked in" to existing operations. We focus our acquisition efforts on markets which we believe provide significant growth opportunities for a well-capitalized market entrant and where we can create economic and operational barriers to entry by new competitors. We believe that our experienced management, decentralized operating strategy, financial strength, size and public company status make us an attractive buyer to certain solid waste collection and disposal acquisition candidates. We have developed an acquisition discipline based on a set of financial, geographic and management criteria to evaluate opportunities. Once closed an acquisition is closed, we seek to integrate it and to minimize disruption to the ongoing operations of both Waste Connections and the acquired business.

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

     We believe that many new market "tuck-in" acquisition opportunities exist within our current and targeted market areas. For example, we have identified more than 510 independent entities that provide collection and disposal services in the states where we currently operate. We believe that throughout the Western U.S., many independent entities are suitable for acquisition by Waste Connections and provide opportunities to increase our market share and route density.

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

- We currently deliver our services from approximately 92 operating locations which are grouped into three regions, Pacific Northwest, Western and Central, and one division, Eastern. We reorganized our business into three regions in May 2000, balancing them on the basis of their respective geographic characteristics, interstate waste flow, revenue base, employee base, regulatory structure and acquisition opportunities. Each region has a Regional Vice President, reporting directly to the corporate management, who is responsible for operations in that region and who supervises a regional controller and regional business development staff. We entered the areas comprising our Eastern division in September 2001. Currently, all operations within this division report directly to our corporate office.

- Our regions and division serve a total of 23 market areas, divided into 92 districts. Our district managers have autonomous service and decision-making authority for their districts and are responsible for maintaining service quality, promoting safety in the operations, implementing marketing programs, and overseeing day-to-day operations, including contract administration. District managers also help identify acquisition candidates and are responsible for integrating them into our operations and obtaining the permits and other governmental approvals required for us to operate the acquired businesses.

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

     To improve an acquired business' operational productivity, administrative efficiency and profitability, we apply the same operating standards, information systems and financial controls to the acquired business that our existing operations employ. Moreover, if we can internalize the waste stream of acquired operations, we can further increase operating efficiencies and improve capital utilization. Where not restricted by exclusive agreements, contracts, permits or certificates, we also solicit new commercial, industrial and residential customers in areas within and surrounding the markets served by acquired collection operations, to further improve operating efficiencies and increase the volume of solid waste collected by the acquired operations.

SERVICES

COMMERCIAL, INDUSTRIAL AND RESIDENTIAL WASTE SERVICES

     We serve more than 800,000 commercial, industrial and residential customers. Our services are generally provided under one of the following: a) governmental certificates, b) exclusive franchise agreements, c) exclusive municipal contracts, d) commercial and industrial service agreements, e) residential subscriptions and f) residential contracts.

     Governmental certificates, exclusive franchise agreements and exclusive municipal contracts grant us rights to provide services within specified areas at established rates. Governmental certificates are generally perpetual in duration. We currently have in excess of 500 municipal contracts and franchise agreements which vary in both size and duration. Generally franchise agreements with counties tend to be larger and of longer duration than municipal contracts. Some of these contracts have already expired and Waste Connections is continuing to provide service while new agreements are being negotiated. We do not expect that any contracts in negotiation or likely to terminate within 2002 would have a material adverse affect on our revenues or cash flows.

     We provide commercial and industrial services, other than those we perform under governmental certificates, franchise agreements or municipal contracts, under agreements ranging from one to five years. We determine fees under these agreements by such factors as collection frequency, level of service, route density, the type, volume and weight of the waste collected, type of equipment and containers furnished, the distance to the disposal or processing facility, the cost of disposal or processing and prices charged in our markets for similar service. Collection of larger volumes associated with commercial and industrial waste streams generally helps improve our operating efficiencies, and consolidation of these volumes allows us to negotiate more favorable disposal prices. Our commercial and industrial customers use portable containers for storage, enabling us to service many customers with fewer collection vehicles. Commercial and industrial collection vehicles normally require one operator. We provide one to eight cubic yard containers to commercial customers, 10 to 50 cubic yard containers to industrial customers, and 30 to 96 gallon carts to residential customers. For an additional fee, we install stationary compactors that compact waste prior to collection on the premises of a substantial number of large volume customers.

     We provide residential waste services under contracts with homeowners' associations, apartment owners or mobile home park operators, or on a subscription basis with individual households. We set base residential fees on a contract basis primarily on route density, the frequency and level of service, the distance to the disposal or processing facility, weight and type of waste collected, type of equipment and containers furnished, the cost of disposal or processing and prices charged in that market for similar services. Collection fees are paid either by the municipalities from tax revenues or directly by the residents receiving the services.

TRANSFER STATION SERVICES

     We have an active program to acquire, develop, own and operate transfer stations in markets proximate to our operations. Currently, we own and operate transfer stations in California, Colorado, Kansas, Mississippi, Nebraska, Oklahoma, Oregon, Tennessee and Washington. In addition, we operate, but do not own, transfer stations in California, Nebraska, Oregon and Washington. These transfer stations receive, compact, and transfer solid waste to be transported by larger vehicles to landfills. We believe that the transfer stations benefit us by:

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

     Currently, we own and operate landfills in Colorado, Kansas, Minnesota, Mississippi, Nebraska, New Mexico, Oklahoma, Oregon, Tennessee and Washington. In addition, we operate, but do not own, landfills in California, Colorado, Nebraska, New Mexico and Tennessee. All landfills that we own or operate are Subtitle D landfills.

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

RECYCLING SERVICES

     We offer municipal, commercial, industrial and residential customers recycling services for a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals. We own and operate 18 recycling processing facilities and sell other collected recyclable materials to third parties for processing before resale. We often share the profits from our resale of recycled materials with other parties to our recycling contracts. For example, certain of our municipal recycling contracts in Washington, negotiated before we acquired those businesses, specify certain benchmark resale prices for recycled commodities. To the extent the prices we actually receive for the processed recycled commodities collected under the contract exceed the prices specified in the contract, we share the excess with the municipality, after recovering any previous shortfalls resulting from actual market prices falling below the prices specified in the contract. To reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties. We believe that recycling will continue to be an important component of local and state solid waste management plans due to the public's increasing environmental awareness and expanding regulations that mandate or encourage recycling.

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

THE FEDERAL WATER POLLUTION CONTROL ACT OF 1972, AS AMENDED (THE "CLEAN WATER ACT")

     The Clean Water Act regulates the discharge of pollutants from a variety of sources, including solid waste disposal sites and transfer stations, into waters of the United States. If run-off from our owned or operated transfer stations or run-off or collected leachate from our owned or operated landfills is discharged into streams, rivers or other surface waters, the Clean Water Act would require us to apply for and obtain a discharge permit, conduct sampling and monitoring and, under certain circumstances, reduce the quantity of pollutants in such discharge. Also, virtually all landfills are required to comply with the EPA's storm water regulations issued in November 1990, which are designed to prevent contaminated landfill storm water runoff from flowing into surface waters. We believe that our facilities comply in all material respects with the Clean Water Act requirements. Various states in which we operate or in which we may operate in the future have been delegated authority to implement the Clean Water Act permitting requirements, and some of these states have adopted regulations that are more stringent than the federal requirements. For example, states often require permits for discharges to ground water as well as surface water.

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

THE OCCUPATIONAL SAFETY AND HEALTH ACT OF 1970 (THE "OSH ACT")

     The OSH Act is administered by the Occupational Safety and Health Administration ("OSHA"), and in many states by state agencies whose programs have been approved by OSHA. The OSH Act establishes employer responsibilities for worker health and safety, including the obligation to maintain a workplace free of recognized hazards likely to cause death or serious injury, to comply with adopted worker protection standards, to maintain certain records, to provide workers with required disclosures and to implement certain health and safety training programs. Various OSHA standards may apply to our operations, including standards concerning notices of hazards, safety in excavation and demolition work, the handling of asbestos and asbestos-containing materials, and worker training and emergency response programs.

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

     We carry a broad range of insurance, which our management considers adequate to protect our assets and operations. The coverage includes general liability, comprehensive property damage, workers' compensation and other coverage customary in the industry. These policies generally exclude coverage for damages associated with environmental conditions. Because of the limited availability and high cost of environmental impairment liability insurance, we have obtained such coverage only for selected sites. If a site without such coverage were to incur liability for environmental cleanups, corrective action or damage, our financial condition could be materially and adversely affected. We will continue to investigate obtaining environmental impairment liability insurance for our sites without such coverage, particularly if we acquire or operate additional landfills. We believe that most other landfill operators do not carry such insurance.

     Municipal solid waste collection contracts may require performance bonds or other means of financial assurance to secure contractual performance. Certain environmental regulations also require demonstrated financial assurance to meet closure and post-closure requirements for landfills. We have experienced decreased availability of performance bonds for our current operations due to changes in the insurance industry. At December 31, 2001, we had provided customers and various regulatory authorities with surety in the aggregate amount of approximately $20.6 million to secure our obligations (exclusive of letters of credit backing certain municipal bond obligations). If we are unable to obtain surety bonds or letters of credit in sufficient amounts or at acceptable rates, we could be precluded from entering into additional municipal solid waste collection contracts or obtaining or retaining landfill operating permits.

EMPLOYEES

     At December 31, 2001, we employed approximately 2,400 full-time employees, including approximately 266 persons classified as professionals or managers, approximately 1,856 employees involved in collection, transfer, disposal and recycling operations, and approximately 277 sales, clerical, data processing or other administrative employees.

     Approximately 116 of our drivers and mechanics are represented by the Teamsters Union in various locations. These employees are subject to labor agreements that are subject to renegotiation periodically. We do not expect any significant disruption in our business as a result of labor negotiations.

     We are not aware of any other organizational efforts among our employees and believe that our relations with our employees are good.

RISK FACTORS

RISKS RELATED TO OUR BUSINESS

Difficulties in making acquisitions, acquiring exclusive contracts and
----------------------------------------------------------------------
generating internal growth may cause our growth to be slower than expected.
---------------------------------------------------------------------------

     Our growth strategy includes expanding through acquisitions, acquiring additional exclusive arrangements and generating internal growth. Since inception, most of our growth has been through acquisitions. Internally generated growth for the industry and Waste Connections has been less than 8% per year. Although we have identified numerous acquisition candidates that we believe are suitable, we may not be able to acquire them at prices or on terms and conditions favorable to us. Our ability to grow also depends on several other factors, including

    o   the availability of capital to support our growth,
    o   our ability to compete with existing and emerging companies,
    o our ability to maintain profit margins in the face of competitive pressures,
    o our ability to continue to recruit, train and retain qualified employees and
    o   continued strong demand for our services.

Difficulties in any of these areas could hinder our growth.

Our acquisitions may not be successful, resulting in changes in strategy,
-------------------------------------------------------------------------
operating losses or a loss on sale of the business acquired.
------------------------------------------------------------

     Even if we are able to make acquisitions on advantageous terms and are able successfully to integrate them into our operations and organization, some may not successfully fulfill our strategy in a given market due to factors that we cannot control, such as market position or customer base. As a result, operating margins could be less than we originally anticipated when we made the acquisition. We then may change our strategy with respect to the market or businesses acquired in the market and decide to sell the operation at a loss.

Rapid growth may strain our management, operational, financial and other
------------------------------------------------------------------------
resources.
----------

     From inception through December 31, 2001,we acquired 134 solid waste services related businesses. To maintain and manage our growth, we will need to expand our management information systems capabilities and our operational and financial systems and controls. We will also need to attract, train, motivate, retain and manage additional senior managers, technical professionals and other employees. Failure to do any of these things would restrict our ability to maintain and improve our profitability while continuing to grow.

Our growth and future financial performance depend significantly on our ability
-------------------------------------------------------------------------------
to integrate acquired businesses into our organization and operations.
----------------------------------------------------------------------

     Part of our strategy is to achieve economies of scale and operating efficiencies by growing through acquisitions. We may not achieve these goals unless we effectively combine the operations of acquired businesses with our existing operations. Our senior management team may not be able to integrate our completed and future acquisitions. Any difficulties we encounter in the integration process could interfere with our operations and reduce our operating margins.

We compete for acquisition candidates with other purchasers, some of which have
-------------------------------------------------------------------------------
greater financial resources than Waste Connections. These competitors may be
----------------------------------------------------------------------------
able to offer more favorable acquisition terms, thus limiting our ability to
----------------------------------------------------------------------------
grow through acquisition.
-------------------------

     Other companies have adopted or will probably adopt our strategy of acquiring and consolidating regional and local businesses. We expect that increased consolidation in the solid waste services industry will increase competitive pressures. Increased competition for acquisition candidates may make fewer acquisition opportunities available to us, and may cause us to make acquisitions on less attractive terms, such as higher purchase prices. Acquisition costs may increase to levels beyond our financial capability or to levels that would adversely affect our operating results and financial condition. Our ongoing ability to make acquisitions will depend in part on the relative attractiveness of our common stock as consideration for potential acquisition candidates. This attractiveness may depend largely on the relative market price and capital appreciation prospects of our common stock compared to the common stock of our competitors. If the market price of our common stock were to decline materially over a prolonged period of time, we may find it difficult to make acquisitions on attractive terms.

Timing of acquisitions may cause fluctuations in our quarterly results, which
-----------------------------------------------------------------------------
may cause our stock price to decline.
-------------------------------------

   We are not always able to control the timing of our acquisitions. Obtaining third party consents and regulatory approvals, completing due diligence on the acquired businesses, and finalizing transaction terms and documents are not entirely within our control and may take longer than we anticipate, causing certain transactions to be delayed. Our inability to complete acquisitions in the time frames that we expect may cause our operating results to be less favorable than expected, which could cause our stock price to decline.

We may be unable to compete effectively with governmental service providers and
-------------------------------------------------------------------------------
larger and better capitalized companies, which may result in reduced revenues
-----------------------------------------------------------------------------
and lower profits.
------------------

   Our industry is highly competitive, fragmented and requires substantial labor and capital resources. Some of the markets in which we compete or will likely compete are served by one or more large, national solid waste companies, as well as by numerous regional and local solid waste companies of varying sizes and resources, some of which have accumulated substantial goodwill in their markets. We also compete with counties, municipalities and solid waste districts that maintain their own waste collection and disposal operations. These operators may have financial advantages over Waste Connections because of their access to user fees and similar charges, tax revenues and tax-exempt financing. Some of our competitors may also be better capitalized, have greater name recognition or be able to provide services at a lower cost than Waste Connections.

We may lose contracts through competitive bidding, early termination or
-----------------------------------------------------------------------
governmental action, which would cause our revenues to decline.
---------------------------------------------------------------

     We derive a substantial portion of our revenue from services provided under exclusive municipal contracts, franchise agreements and governmental certificates. Many of these will be subject to competitive bidding at some time in the future. We also intend to bid on additional municipal contracts and franchise agreements. We may not be the successful bidder. In addition, some of our customers may terminate their contracts with us before the end of the contract term. Municipalities in Washington may by law annex unincorporated territory, which would likely remove such territory from the area covered by governmental certificates issued to us by the Washington Utilities and Transportation Commission ("WUTC"). Annexation would reduce the areas covered by our governmental certificates and subject more of our Washington operations to competitive bidding in the future. Moreover, legislative action could amend or repeal the laws governing WUTC regulation, which could harm our competitive position by subjecting more areas to competitive bidding. If we were not able to replace revenues from contracts lost through competitive bidding or early termination or from the renegotiation of existing contracts with other revenues within a reasonable time period, our revenues could decline.

We may not have enough capital or be able to raise enough additional capital on
-------------------------------------------------------------------------------
satisfactory terms to meet our capital requirements, which would limit our
--------------------------------------------------------------------------
growth through acquisitions.
----------------------------

     Continued growth will require additional capital. We expect to finance future acquisitions through cash from operations borrowings under our credit facility, issuing additional equity or debt securities and/or seller financing. If acquisition candidates are unwilling to accept, or we are unwilling to issue, shares of our common stock as part of the consideration for acquisitions or if our common stock does not maintain a sufficient market value, we may have to use more of our cash or borrowings under our credit facility to fund acquisitions. Using cash for acquisitions limits our financial flexibility and makes us more likely to seek additional capital through future debt or equity financings. If available cash from operations and borrowings under the credit facility are not sufficient to fund acquisitions, we will need additional equity and/or debt financing. If we seek more debt, our interest expense would increase and we may have to agree to financial covenants that limit our operational and financial flexibility. We have pledged all of our assets as collateral for our credit facility, which could restrict our ability to obtain additional debt on attractive terms .If we seek more equity, we may dilute the ownership interests of our then-existing stockholders. If we are unable to obtain additional equity and/or debt financing on attractive terms, our rate of growth through acquisitions may decline. We will also need to make substantial capital expenditures to develop or acquire new landfills, transfer stations and other facilities and to maintain such properties.

We depend significantly on the services of the members of our management team,
------------------------------------------------------------------------------
and the departure of any of those persons could cause our operating results to
------------------------------------------------------------------------------
suffer.
-------

     Our success depends significantly on the continued individual and collective contributions of our senior and district management team. Key members of our management have entered into employment agreements, but we may not be able to enforce these agreements. The loss of the services of any member of our senior or district management or the inability to hire and retain experienced management personnel could harm our operating results.

Our decentralized decision making structure could allow local managers to make
------------------------------------------------------------------------------
decisions that adversely affect our operating results.
------------------------------------------------------

     We manage our operations on a decentralized basis. Local managers have the authority to make many decisions concerning their operations without obtaining prior approval from executive officers, subject to compliance with general company-wide policies. Poor decisions by local managers could result in loss of customers or increases in costs, in each case reducing operating results.

The geographic concentration of our business makes our results vulnerable to
----------------------------------------------------------------------------
factors affecting the western U.S., and seasonal fluctuations may cause our
---------------------------------------------------------------------------
business and financial results to vary among quarters, which could negatively
-----------------------------------------------------------------------------
affect our stock price.
-----------------------

     Our business and financial results would be harmed by downturns in the general economy of the western U.S. and other factors affecting the region, such as state regulations affecting the solid waste services industry and severe weather conditions. Based on historic trends experienced by the businesses we have acquired, we expect our operating results to vary seasonally, with revenues typically lowest in the first quarter, higher in the second and third quarters, and lower in the fourth quarter than in the second and third quarters. This seasonality reflects the lower volume of solid waste generated during the late fall, winter and early spring months because of decreased construction and demolition activities during the winter months in the western U.S. In addition, some of our operating costs should be generally higher in the winter months. Adverse winter weather conditions slow waste collection activities, resulting in higher labor and operational costs. Greater precipitation in the winter increases the weight of collected waste, resulting in higher disposal costs, which are calculated on a per ton basis. Because of these factors, we expect operating income to be generally lower in the winter months, and our stock price may be negatively affected by these variations.

Unusually adverse weather conditions may interfere with our operations, harming
-------------------------------------------------------------------------------
our operating results.
----------------------

     Our collection and landfill operations could be adversely affected, beyond the normal seasonal variations described above, by unusually long periods of inclement weather, which could interfere with collection and landfill operations, reduce the volume of waste generated by our customers and delay the development of landfill capacity. Periods of particularly harsh weather may force us to temporarily suspend certain of our operations.

Increases in the costs of labor, fuel or energy could reduce our operating
--------------------------------------------------------------------------
margins.
--------

     Our continued success will depend on our ability to attract and retain qualified personnel. We compete with other businesses in our markets for qualified employees. The labor market is currently tight in many of our markets. A shortage of qualified employees would require us to enhance our wage and benefits packages to compete more effectively for employees or to hire more expensive temporary employees. Labor is our second largest cost, and even relatively small increases in labor costs per employee could materially affect our cost structure. If we fail to attract and retain qualified employees, to control our labor costs, or to recover any increased labor costs through increased prices we charge for our services or otherwise offset such increases with cost savings in other areas, our operating margins could suffer. Although fuel and energy costs account for a relatively small portion of our total operating expenses, the price of fuel and energy is volatile, and shortages sometimes occur. Although the recent energy crisis affecting California and other western states in which we operate did not materially affect our operations or profitability in those regions, further significant increases in the cost of fuel or energy, or shortages of fuel or energy, could interrupt or curtail our operations and lower our operating margins.

Each business that we acquire or have acquired may have liabilities that we fail
--------------------------------------------------------------------------------
or are unable to discover, including liabilities that arise from prior owners'
------------------------------------------------------------------------------
failure to comply with environmental laws, which may harm our financial
-----------------------------------------------------------------------
condition.
----------

     As a successor owner, we may be legally responsible for these liabilities. Even if we obtain legally enforceable representations, warranties and indemnities from the sellers of such businesses, they may not cover the liabilities fully. Some environmental liabilities, even if we do not expressly assume them, may be imposed on Waste Connections under various legal theories. Our insurance program does not cover liabilities associated with any environmental cleanup or remediation of our own sites. A successful uninsured claim against Waste Connections could harm our financial condition.

Our growth may be limited by the inability to obtain new landfills and expand
-----------------------------------------------------------------------------
existing ones.
--------------

     We currently own and operate a number of landfills. Based on current waste flows, the estimated remaining lives of our landfills range from approximately 10 to 313 years, with an average remaining life of approximately 82 years. Our ability to meet our growth objectives may depend in part on our ability to acquire, lease and expand landfills and develop new landfill sites. We may not be able to obtain new landfill sites or expand the permitted capacity of our landfills when necessary. Obtaining new landfill sites is important to our expansion into new non-exclusive markets; if we do not believe that we can obtain a landfill site in a non-exclusive market, we may choose not to enter into that market. Expanding existing landfill sites is important in those markets where the remaining life of our landfills is relatively short. We may choose to forego acquisitions and internal growth in these markets because increased volumes would further shorten the life of these landfills. Either of these circumstances could result in slower growth.

In some areas in which we operate, suitable land for new sites or expansion of
------------------------------------------------------------------------------
existing landfill sites may be unavailable which could increase our disposal
----------------------------------------------------------------------------
costs and reduce our operating margins.
---------------------------------------

     Operating permits for landfills in states where we operate must generally be renewed at least every five years. It has become increasingly difficult and expensive to obtain required permits and approvals to build, operate and expand solid waste management facilities, including landfills and transfer stations. The process often takes several years, requires numerous hearings and compliance with zoning, environmental and other requirements and is resisted by citizen, public interest or other groups. We may not be able to obtain or maintain the permits we require to expand, and such permits may contain burdensome terms and conditions. Even when granted, final permits to expand are often not approved until the remaining permitted disposal capacity of a landfill is very low. Local laws and ordinances also may affect our ability to obtain permits to expand landfills. If we were to exhaust our permitted capacity at a landfill, our ability to expand internally would be limited, and we could be required to cap and close that landfill and forced to dispose of collected waste at more distant landfills or at landfills operated by our competitors. The resulting increased costs would reduce our operating margins.

Our accruals for our landfill closure and post-closure costs may be inadequate,
-------------------------------------------------------------------------------
and our earnings would be lowered if we are required to pay additional amounts.
-------------------------------------------------------------------------------

     We may be required to pay closure and post-closure costs of landfills and any disposal facilities that we own or operate. We accrue for future closure and post-closure costs of our owned landfills, generally for a term of 30 years after final closure of a landfill, based on engineering estimates of future requirements associated with the final landfill design and closure and post-closure process. Our obligations to pay closure or post-closure costs may exceed the amount we accrued and reserved and other amounts available from funds or reserves established to pay such costs. Paying additional amounts would lower our earnings and could cause our stock price to decline.

We may incur additional charges related to capitalized expenditures, which would
--------------------------------------------------------------------------------
lower our earnings.
-------------------

     In accordance with accounting principles generally accepted in the United States, we capitalize some expenditures and advances relating to acquisitions, pending acquisitions and landfill development projects. We expense indirect acquisition costs such as executive salaries, general corporate overhead, public affairs and other corporate services as we incur those costs. We charge against earnings any unamortized capitalized expenditures and advances (net of any amount that we estimate we will recover, through sale or otherwise)that relate to any operation that is permanently shut down, any pending acquisition that is not consummated and any landfill development project that we do not expect to complete. Therefore, Waste Connections may incur charges against earnings in future periods, which could lower our stock price.

Recent accounting pronouncements may require a write-down of our goodwill, which
--------------------------------------------------------------------------------
could materially impair our net worth.
--------------------------------------

     In July 2001, the Financial Accounting Standards Board issued Statement No. 142, Goodwill and Other Intangible Assets. ("FAS 142"). FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition and supercedes APB 17, Intangible Assets. The most significant changes made by FAS 142 are: (1) goodwill and indefinite-lived intangible assets will no longer be amortized; (2) goodwill will be tested for impairment at least annually at the reporting unit level; and (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually.

   As a result of our acquisition strategy, we have a material amount of goodwill recorded on our financial statements. Under FAS 142, effective January 1, 2002, we no longer amortize our existing goodwill. In addition, we will test goodwill for impairment using the two-step process prescribed in Statement 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. Prior to June 30, 2002, we expect to perform the first of the required impairment tests of goodwill and indefinite lived intangible assets based on the carrying values as of January 1, 2002. If, as a result of the implementation of FAS 142, we are required to write-down any of our goodwill, our net worth will be reduced. Our credit agreement contains a covenant requiring us to maintain a minimum funded debt to capitalization ratio, and net worth is one of the components of capitalization. A reduction in net worth, therefore, if substantial, could limit the amount that we can borrow under our credit agreement and any failure to comply with the agreement could result in an event of default under the credit agreement. We will not be able to determine if a reduction in our goodwill will be required until completion of the impairment tests upon adoption of FAS 142.

If we fail to comply with covenants and conditions of our credit facility, we
-----------------------------------------------------------------------------
may be unable to make acquisitions and may be required to repay our debt early,
-------------------------------------------------------------------------------
which could harm our financial results.
---------------------------------------

     Our credit facility requires us to obtain the consent of the lending banks before acquiring any other business for more than $25 million in cash and assumed debt. If we are not able to obtain our banks' consent to acquisitions of this size, we may not be able to complete them, which could inhibit our growth. Our credit facility also contains financial covenants based on our current and projected financial condition after completing an acquisition. If we cannot satisfy these financial covenants on a pro forma basis after completing an acquisition, we would not be able to complete the acquisition without a waiver from our lending banks. Whether or not a waiver is needed, if the results of our future operations differ materially from what we expect, we may no longer be able to comply with the covenants in the credit facility. Our failure to comply with these covenants may result in a default under the credit facility, which would allow our lending banks to accelerate the date for repayment of debt incurred under the credit facility and could harm our business and financial results.

Provisions in our charter and bylaws may deter changes in control that could
----------------------------------------------------------------------------
benefit our stockholders.
-------------------------

     Provisions in our Certificate of Incorporation and By-Laws, and in the Delaware General Corporation Law, may deter tender offers and hostile takeovers and delay or prevent changes in control or management of Waste Connections, including transactions in which stockholders might be paid more than current market prices for their shares. These provisions may also limit our stockholders' ability to approve transactions that they believe are in their best interests.

We do not intend to pay cash dividends on our common stock.
-----------------------------------------------------------

     We have never paid cash dividends on our common stock. We do not currently anticipate paying any cash dividends on the common stock. We intend to retain all earnings to fund the operation and expansion of our business. In addition, our existing credit facility restricts the payment of cash dividends.

RISKS RELATED TO OUR INDUSTRY

Extensive and evolving environmental laws and regulations may restrict our
--------------------------------------------------------------------------
operations and growth and increase our costs.
---------------------------------------------

   Environmental laws and regulations have been enforced more and more stringently in recent years because of greater public interest in protecting the environment. These laws and regulations impose substantial costs on us and affect our business in many ways, including as described below. In addition, federal, state and local governments may change the rights they grant to and the restrictions they impose on solid waste services companies, and those changes could restrict our operations and growth.

We may be unable to obtain and maintain licenses or permits and zoning,
-----------------------------------------------------------------------
environmental and/or other land use approvals that we need to own and operate
-----------------------------------------------------------------------------
our landfills.
--------------

     These licenses or permits and approvals are difficult and time-consuming to obtain and renew, and elected officials and citizens' groups frequently oppose them. Failure to obtain and maintain the permits and approvals we need to own or operate landfills (including increasing their capacity) could increase our disposal costs and reduce our operating margins.

Extensive regulations that govern the design, operation and closure of landfills
--------------------------------------------------------------------------------
may restrict our landfill operations or increase our costs of operating
-----------------------------------------------------------------------
landfills.
----------

     These regulations include the regulations that establish minimum federal requirements adopted by the U.S. Environmental Protection Agency in October 1991 under Subtitle D of the Resource Conservation and Recovery Act of 1976. If we fail to comply with these regulations, we could be required to undertake investigatory or remedial activities, curtail operations or close a landfill temporarily or permanently. Future changes to these regulations may require us to modify, supplement or replace equipment or facilities at substantial costs. If regulatory agencies fail to enforce these regulations vigorously or consistently, our competitors whose facilities do not comply with the Subtitle D regulations or their state counterparts may obtain an advantage over us. Our financial obligations arising from any failure to comply with these regulations could harm our business and earnings.

We may be subject in the normal course of business to judicial and
------------------------------------------------------------------
administrative proceedings involving federal, state or local agencies or
------------------------------------------------------------------------
citizens' groups, which could interrupt our operations, require expensive
-------------------------------------------------------------------------
remediation, and create negative publicity.
-------------------------------------------

     Governmental agencies may impose fines or penalties on us. They may also attempt to revoke or deny renewal of our operating permits, franchises or licenses for violations or alleged violations of environmental laws or regulations, or to require us to remediate potential environmental problems relating to waste that we or our predecessors collected, transported, disposed of or stored. Individuals or community groups might also bring actions against us in connection with our operations. Any adverse outcome in these proceedings could harm our operations and financial results and create adverse publicity about Waste Connections, which could damage our competitive position and stock price.

Liabilities for environmental damage may adversely affect our business and
--------------------------------------------------------------------------
earnings.
---------

     We are liable for any environmental damage that our solid waste facilities cause, including damage to neighboring landowners or residents, particularly as a result of the contamination of soil, groundwater or surface water, and especially drinking water. We may be liable for damage resulting from conditions existing before we acquired these facilities. We may also be liable for any on-site environmental contamination caused by pollutants or hazardous substances whose transportation, treatment or disposal that we or our predecessors arranged. Any substantial liability for environmental damage could harm our business and earnings.

Fluctuations in prices for recycled commodities that we sell may cause our
--------------------------------------------------------------------------
revenues and operating results to decline.
------------------------------------------

   We provide recycling services to some of our customers. The sale prices of and demand for recyclable materials, particularly paper products, are frequently volatile and when they decline our revenues and operating results may decline.

ITEM 2. PROPERTIES

     As of December 31, 2001, we owned and operated 74 collection operations, 26 transfer stations, 17 Subtitle D landfills and 18 recycling facilities and operated an additional nine transfer stations and nine Subtitle D landfills. We lease various offices and facilities, including our corporate offices in Folsom, California. We own various equipment, including waste collection and transportation vehicles, related support vehicles, carts, containers, and heavy equipment used in landfill operations. We believe that our existing facilities and equipment are generally adequate for our current operations. However, we expect to make additional investments in property and equipment for expansion and replacement of assets and in connection with future acquisitions.

     Our corporate headquarters are located in Folsom, California, where we lease approximately 14,800 square feet of space.

ITEM 3.   LEGAL PROCEEDINGS

     In January 2002, the Oklahoma Department of Environmental Quality Land Protection Division ("the Department") issued an order to Waste Connections requiring it to cease accepting more than 200 tons per day of out-of-state waste at its Red Carpet Landfill location in Oklahoma due to the alleged failure of Waste Connections to file an approved disposal plan from the Department. Additionally, the Department assessed Waste Connections fines totaling $220,000 for past violations related to accepting more than 200 tons per day of out-of-state waste prior to filing an approved disposal plan. We believe, based on advice from our legal counsel, that the order issued by the Department is without merit as we have properly complied with Oklahoma statutes related to disposal plan submission. Additionally, we believe that certain Oklahoma statutes provide exemption from the disposal plan requirement if the landfill meets certain design, construction and operating requirements. We believe that our landfill meets such requirements.

Therefore, we believe that any payment resulting from the order will not have a material impact on our cash flows, financial condition or results of operations.

     Additionally, we are a party to various legal proceedings in the ordinary course of business and as a result of the extensive governmental regulation of the solid waste industry. Our management does not believe that these proceedings, either individually or in the aggregate, are likely to have a material adverse effect on our business, financial condition, operating results or cash flows.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 2001.

MANAGEMENT

EXECUTIVE OFFICERS

     The following table sets forth certain information concerning our executive officers as of March 15, 2002:

     NAME                       AGE   POSITIONS
     ----                       ---   ---------
     Ronald J. Mittlestaedt(1)   38   President, Chief Executive Officer and
                                      Chairman
     Steven F. Bouck             45   Executive Vice President and Chief
                                      Financial Officer
     Darrell W. Chambliss        37   Executive Vice President - Operations,
                                      Secretary
     David M. Hall               44   Vice President - Business Development
     Michael R. Foos             36   Vice President - Finance and Chief
                                      Accounting Officer
     Eric J. Moser               35   Vice President - Corporate Controller,
                                      Treasurer
     Jerri L. Hunt               50   Vice President - Human Resources and Risk
                                      Management
     James M. Little             40   Vice President - Engineering
     Eric Hansen                 37   Vice President - Information Technology

(1)   Member of the Executive Committee of the Board of Directors.

     Ronald J. Mittelstaedt has been President, Chief Executive Officer and a director since Waste Connections was formed, and was elected Chairman in January 1998. He also served as a consultant to Waste Connections in August and September 1997. Mr. Mittelstaedt has more than 14 years of experience in the solid waste industry. He served as a consultant to United Waste Systems, Inc., with the title of Executive Vice President, from January 1997 to August 1997, where he was responsible for corporate development for all states west of Colorado. As Regional Vice President of USA Waste Services, Inc. (including Sanifill, Inc., which was acquired by USA Waste Services, Inc.) from November 1993 to January 1997, he was responsible for all operations in 16 states and Canada. Mr. Mittelstaedt held various positions at Browning-Ferris Industries, Inc. from August 1987 to November 1993, most recently as Division Vice President in northern California, overseeing the San Jose market. Previously he was the District Manager responsible for BFI's operations in Sacramento and the surrounding areas. He holds a B.S. in Finance from the University of California at Santa Barbara.

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

     David M. Hall has been Vice President - Business Development since August 1, 1998. Mr. Hall has more than 15 years of experience in the solid waste industry with extensive operating and marketing experience in the Western U.S. From October, 1995 to July 1998, Mr. Hall was the Divisional Vice President of USA Waste Services, Inc., Rocky Mountain Division (including for Sanifill, Inc. which was acquired by USA Waste Services, Inc.). In that position, he oversaw all operations and business development in six Rocky Mountain states. Prior to his employment with Sanifill, Mr. Hall held various management positions with BFI from October 1986 to October 1995, including Vice President of Sales for the Western United States. Mr. Hall was employed from 1979 to 1986 in a variety of sales and marketing management positions in the high technology sector. Mr. Hall received a BS degree in Management and Marketing in 1979 from Southwest Missouri State University.

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

     Eric J. Moser has been Vice President - Corporate Controller and Treasurer since October 1999. From October 1997 to September 1999, Mr. Moser served as Waste Connections' Treasurer and Assistant Corporate Controller. From August 1995 to September 1997, Mr. Moser held various finance positions at USA Waste Services, Inc. (including Sanifill, Inc., which was acquired by USA Waste Services, Inc.), most recently as Controller of the Ohio Division, where he was responsible for internal financial compilation and reporting and acquisition due diligence. Previously Mr. Moser was Controller of the Michigan Division of USA Waste Services, Inc., where he was responsible for internal financial reporting. Mr. Moser served as Controller for Waste Management, Inc. from June 1993 to August 1995, where he was responsible for internal financial reporting for a hauling company, landfill and transfer station. Mr. Moser holds a B.S. in Accounting from Illinois State University.

     Jerri L. Hunt has been Vice President - Human Resources and Risk Management since December 1999. From 1994 to 1999, Ms. Hunt held various positions with First Union National Bank (including the Money Store, which was acquired by First Union National Bank), most recently Vice President of Human Resources in which she managed all aspects of human resources for over 5,000 employees located throughout the United States. From 1989 to 1994, Ms. Hunt served as Manager of Human Resources and Risk Management for BFI, where she was responsible for all aspects of human resources and safety and environmental compliance matters. Ms. Hunt also served as a Human Resources Supervisor for United Parcel Service from 1976 to 1989. She holds a B.S. degree from California State University, Sacramento and a masters degree in Human Resources from Golden Gate University.

     James M. Little has been Vice President - Engineering since September 1999. Mr. Little held various management positions with Waste Management, Inc. (formerly USA Waste Services, Inc., which was acquired by Waste Management, Inc. and Chambers Development Co. Inc., which was acquired by USA Waste Services, Inc.) from April 1990 to September 1999, including Regional Environmental Manager and Regional Landfill Manger, and most recently Division Manager in Ohio, where he was responsible for the operations of ten operating companies in the Northern Ohio area. Mr. Little is a certified professional geologist and holds a B.S. in Geology from Slippery Rock University of Pennsylvania.

     Eric Hansen has been Vice President - Information Technology since January 2001. From April 1998 to December 2000, Mr. Hansen served as Waste Connections' Director of Management Information Systems. Mr. Hansen served as Information Systems Manager with Fibres International from October 1997 to April 1998. Mr. Hansen held various positions including NT Administrator for the Multnomah Athletic Club in Portland, Oregon from August 1989 to October 1997. Mr. Hansen earned a Bachelor of Science degree from Portland State University in 1989.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our common stock trades on The Nasdaq Stock Market(R) - National Market under the symbol "WCNX". The following table shows the high and low sale prices for the common stock as reported by the Nasdaq National Market for the periods indicated.

                                    HIGH            LOW
                                -----------     -----------
          2000
          First Quarter         $     14.94     $      9.25
          Second Quarter              19.75            9.75
          Third Quarter               25.94           17.13
          Fourth Quarter              35.25           21.69

          2001
          First Quarter         $     33.50     $     23.00
          Second Quarter              37.31           25.70
          Third Quarter               34.90           22.20
          Fourth Quarter              32.90           25.47

     On March 13, 2002, there were 76 record holders of Waste Connections common stock.

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

                    WASTE CONNECTIONS, INC. AND PREDECESSORS

                             SELECTED FINANCIAL DATA
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                PREDECESSORS
                                                   COMBINED
                                                 NINE MONTHS                         WASTE CONNECTIONS, INC.
                                                    ENDED                            YEARS ENDED DECEMBER 31,
                                                 SEPTEMBER 30, -------------------------------------------------------------------
                                                     1997          1997          1998          1999          2000          2001
                                                 -----------   -----------   -----------   -----------   -----------   -----------
STATEMENT OF OPERATIONS DATA (1):
    Revenues                                     $    18,114   $    47,510   $    99,624   $   184,225   $   304,355   $   377,533
    Operating expenses:
        Cost of operations                            14,753        36,213        71,635       112,686       174,510       210,590
        Selling, general and administrative            3,009         5,088         9,967        15,754        25,416        32,007
        Depreciation and amortization                  1,083         3,180         8,008        14,769        27,195        36,138
        Start-up and integration                        --             493          --            --            --            --
        Loss on disposal of operations                  --            --            --            --             833         4,879
        Stock compensation                              --           4,395           632           265           163          --
        Acquisition-related expenses                    --            --            --           9,003           150          --
                                                 -----------   -----------   -----------   -----------   -----------   -----------
    Income (loss) from operations                       (731)       (1,859)        9,382        31,748        76,088        93,919

    Interest expense                                    (456)       (1,957)       (3,458)      (11,531)      (28,705)      (30,045)
    Other income (expense), net                           14           449           410           (66)          116        (5,891)
                                                 -----------   -----------   -----------   -----------   -----------   -----------
    Income (loss) before income tax
       provision and minority interests               (1,173)       (3,367)        6,334        20,151        47,499        57,983

    Minority interests                                  --            --            --            --            --          (7,338)
                                                 -----------   -----------   -----------   -----------   -----------   -----------
    Income (loss) before income tax
       provision                                      (1,173)       (3,367)        6,334        20,151        47,499        50,645

    Income tax provision                                --            (332)       (3,040)      (10,924)      (19,310)      (19,932)
                                                 -----------   -----------   -----------   -----------   -----------   -----------
    Income (loss) before extraordinary item           (1,173)       (3,699)        3,294         9,227        28,189        30,713
    Extraordinary item - early extinguishment
        of debt, net of tax benefits                    --            --          (1,027)         --            --            (185)
                                                 -----------   -----------   -----------   -----------   -----------   -----------
    Net income (loss)                            $    (1,173)  $    (3,699)  $     2,267   $     9,227   $    28,189   $    30,528
                                                 ===========   ===========   ===========   ===========   ===========   ===========
    Redeemable convertible preferred
       stock accretion                                  --            (531)         (917)         --            --            --
                                                 -----------   -----------   -----------   -----------   -----------   -----------
    Net income (loss) applicable to common
        stockholders                             $    (1,173)  $    (4,230)  $     1,350   $     9,227   $    28,189   $    30,528
                                                 ===========   ===========   ===========   ===========   ===========   ===========
    Basic income (loss) per common share:
        Income (loss) before extraordinary item                $     (0.73)  $      0.23   $      0.49   $      1.21   $      1.14
        Extraordinary item                                            --           (0.10)         --            --            (.01)
                                                               -----------   -----------   -----------   -----------   -----------
    Net income (loss) per common share                         $     (0.73)  $      0.13   $      0.49   $      1.21   $      1.13
                                                               ===========   ===========   ===========   ===========   ===========
    Diluted income (loss) per common share:
        Income (loss) before extraordinary item                $     (0.73)  $      0.19   $      0.46   $      1.17   $      1.11
        Extraordinary item                                            --           (0.08)         --            --            (.01)
                                                               -----------   -----------   -----------   -----------   -----------
    Net income (loss) per common share                         $     (0.73)  $      0.11   $      0.46   $      1.17   $      1.10
                                                               ===========   ===========   ===========   ===========   ===========
    Shares used in calculating basic income
    (loss) per share                                             5,825,142    10,412,868    18,655,801    23,301,358    27,069,685
                                                               ===========   ===========   ===========   ===========   ===========
    Shares used in calculating diluted income
    (loss) per share                                             5,825,142    12,323,990    19,929,539    23,994,994    27,675,639
                                                               ===========   ===========   ===========   ===========   ===========

See footnotes on page 21.

                                                                   WASTE CONNECTIONS, INC.
                                           ---------------------------------------------------------------------
                                                                         DECEMBER 31,
                                           ---------------------------------------------------------------------
                                              1997           1998           1999           2000           2001
                                           ---------      ---------      ---------      ---------      ---------
BALANCE SHEET DATA:
Cash and equivalents                       $   1,327      $   3,351      $   2,393      $   2,461      $   7,279
Working capital (deficit)                     (5,380)       (14,167)       (10,149)       (10,398)        (4,665)
Property and equipment, net                   23,275         51,422        335,260        384,237        465,806
Total assets                                  45,905        176,659        617,958        810,104        979,353
Long-term debt (2)                            14,500         68,274        275,145        334,194        416,171
Redeemable convertible preferred stock         7,523           --             --             --             --
Total stockholders' equity                     5,374         66,837        218,521        334,208        379,965

(1) The entities Waste Connections acquired in September 1997 from BFI are collectively referred to as Waste Connections' predecessors.

(2) Excludes redeemable convertible preferred stock, which converted into common stock upon our May 1998 initial public offering.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the "Selected Financial and Operating Data," our Consolidated Financial Statements and the notes thereto included elsewhere herein.

Overview

     Waste Connections, Inc. is a regional, integrated solid waste services company that provides solid waste collection, transfer, disposal and recycling services in secondary markets of the Western U.S. As of December 31, 2001, we served more than 800,000 commercial, industrial and residential customers in California, Colorado, Iowa, Kansas, Kentucky, New Mexico, Minnesota, Mississippi, Montana, Nebraska, Oklahoma, Oregon, South Dakota, Tennessee, Texas, Utah, Washington, and Wyoming. As of that date, we owned 74 collection operations and operated or owned 35 transfer stations, 26 Subtitle D landfills and 18 recycling facilities.

     We intend to pursue an acquisition-based growth strategy, and we have acquired 134 businesses from our inception in September 1997 through December 31, 2001, with 18 of these acquisitions occurring in 2001. Excluding debt assumed, the aggregate consideration for acquisitions occurring in 2001, using the purchase method of accounting, was approximately $63.6 million. From inception through December 31, 2001, the results of operations of these acquired businesses have been included in our financial statements only from the respective dates of acquisition, except for 14 acquisitions accounted for under the poolings-of-interests method of accounting, which are included for all periods presented. We anticipate that a substantial part of our future growth will come from acquiring additional solid waste collection, transfer and disposal businesses and, as a consequence, additional acquisitions could continue to affect period-to-period comparisons of our operating results.

Critical Accounting Policies

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

     Allowance for doubtful accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. In addition, if certain customer and billing information is not properly integrated from acquisitions that we close, additional allowances may be required.

     Impairment of intangible assets. We periodically evaluate acquired businesses for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on regulatory factors, market conditions and operational performance of our acquired businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill or other intangibles associated with our acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. As of December 31, 2001, intangible assets represented 43.7% of our total assets.

     Accounting for landfills. Landfill permitting, acquisition and preparation costs are amortized using a units-of-production method as permitted airspace of the landfill is consumed. Landfill preparation costs include the costs of construction associated with excavation, liners, site berms and the installation of leak detection and leachate collection systems. In determining the amortization rate for a landfill, preparation costs include the total estimated costs to complete construction of the landfill's permitted capacity. Units-of-production amortization rates are determined annually for our operating landfills.

     We periodically evaluate our landfill sites for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on regulatory factors, market conditions and operational performance of our landfills. Future events could cause us to conclude that impairment indicators exist and that our landfill carrying costs are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

     Landfill depletion rates are determined by management based on estimates provided by our internal and third party engineers and consider the information provided by surveys which are performed at least annually. Significant changes in our estimates could result in material increases to our landfill depletion rates which could have a material adverse impact on our financial condition and results of operations.

     We reserve for estimated landfill closure and post-closure maintenance costs at the landfills we own. We will have additional material financial obligations relating to closure and post-closure costs of the other disposal facilities that we currently own or operate and that we may own or operate in the future. The net present value of the closure and post closure commitment is calculated assuming an inflation rate of 3% and a discount rate of 7.5%. Discounted amounts previously recorded are accreted to reflect the effect of the passage of time. Significant reductions in our estimates of the remaining lives of our landfills or significant increases in our estimates of the landfill closure and post-closure maintenance costs could have a material adverse impact on our financial condition and results of operations.

General

     Our revenues consist mainly of fees we charge customers for solid waste collection, transfer, disposal and recycling services. A large part of our collection revenues comes from providing commercial, industrial and residential services. We frequently perform these services under service agreements or franchise agreements with counties or municipal contracts. Our existing franchise agreements and all of our existing municipal contracts give Waste Connections the exclusive right to provide specified waste services in the specified territory during the contract term. These exclusive arrangements are awarded, at least initially, on a competitive bid basis and subsequently on a bid or negotiated basis. We also provide residential collection services on a subscription basis with individual households. Approximately 50% of our revenues for the year ended December 31, 2001 were derived from services provided under exclusive franchise agreements, long term municipal contracts and governmental certificates. Governmental certificates grant Waste Connections perpetual and exclusive collection rights in the covered areas. Contracts with counties and municipalities and governmental certificates provide relatively consistent cash flow during the terms of the contracts. Because we bill most residential customers quarterly, subscription agreements also provide a stable source of revenues for Waste Connections. Our collection business also generates revenues from the sale of recyclable commodities. The table below shows for the periods indicated the percentage of our total reported revenues attributable to services provided, prior to intercompany eliminations. The data below have been restated to give effect to acquisitions that were accounted for using the pooling-of-interests method for business combinations.

                                       Year Ended December 31,
                                 ---------------------------------
                                  1999          2000          2001
                                 -----         -----         -----
Collection                        71.1%         70.8%         67.9%
Transfer and processing           14.8           9.3           9.6
Landfill                          10.1          13.4          18.7
Recycling                          3.0           6.0           3.4
Other                              1.0           0.5           0.4
                                 -----         -----         -----
                                 100.0%        100.0%        100.0%
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

     We derive a substantial portion of our revenues from services provided under exclusive municipal contracts and franchise agreements. No single contract or customer accounted for more than 5% of our revenues for the years ended December 31, 1999, 2000 and 2001.

     Costs of operations include labor, fuel, equipment maintenance and tipping fees paid to third party disposal facilities, worker's compensation and vehicle insurance, the cost of materials we purchase for recycling, third party transportation expense, district and state taxes and host community fees and royalties. As of December 31, 2001, Waste Connections owned and/or operated 35 transfer stations, which reduce our costs by allowing us to use collection personnel and equipment more efficiently and by consolidating waste to gain more favorable disposal rates that may be available for larger quantities of waste.

     Selling, general and administrative ("SG&A") expenses include management, clerical and administrative compensation overhead costs associated with our marketing and sales force, professional services and community relations expense.

     Depreciation and amortization expense includes depreciation of fixed assets over their estimated useful lives using the straight-line method and amortization of goodwill (for businesses acquired prior to July 1, 2001) and other intangible assets using the straight-line method. As discussed more fully below, goodwill and indefinite-lived intangible assets from acquisitions closed after June 30, 2001 will no longer be amortized.

     Waste Connections capitalizes some third-party expenditures related to pending acquisitions or development projects, such as legal, engineering and interest expenses. We expense indirect acquisition costs, such as executive and corporate overhead, public relations and other corporate services, as we incur them. We charge against net income any unamortized capitalized expenditures and advances (net of any portion that we believe we may recover, through sale or otherwise) that relate to any operation that is permanently shut down and any pending acquisition or landfill development project that we believe will not be completed. We routinely evaluate all capitalized costs, and expense those related to projects that we believe are not likely to succeed. In 2001, we capitalized $213,000 of interest related to landfill and transfer station development projects. At December 31, 2001, we had $129,000 in capitalized expenditures relating to pending acquisitions.

     We continually evaluate the value and future benefits of our intangible assets, including goodwill. We assess the recoverability from future operations using cash flows and income from operations of the related acquired businesses as measures. Under this approach, the carrying value is reduced if it becomes probable that our best estimate for expected future cash flows of the related business would be less than the carrying amount of the intangible assets. As of December 31, 2001, there have been no adjustments to the carrying amounts of intangibles resulting from these evaluations. As of December 31, 2001, goodwill and other intangible assets represented approximately 43.7% of total assets and 112.6% of stockholders' equity.

     Goodwill represents the excess of the purchase price over the fair value of the net assets of the acquired entities. In allocating the purchase price of an acquired company among its assets, we first assign value to the tangible assets, followed by intangible assets, including covenants not to compete and certain contracts that are determinable both in terms of size and life. We determine the value of the other intangible assets by considering, among other things, the present value of the cash flows associated with those assets. Goodwill resulting from acquisitions completed on or before June 30, 2001 is amortized on a straight-line basis over the period of expected benefit of 40 years. Accumulated amortization of goodwill amounted to $13.1 million and $22.2 million as of December 31, 2000 and 2001, respectively.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", (collectively, the "Statements") effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets, including those meeting new recognition criteria under the Statements, will continue to be amortized over their estimated useful lives.

       We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002, except, as provided for under the Statements, goodwill and indefinite lived intangible assets resulting from acquisitions completed after June 30, 2001 will not be amortized. In 2001, we recognized $7,349 of tax deductible goodwill amortization expense and $2,232 of non-tax deductible goodwill amortization expense. Application of the nonamortization provisions of Statement 142 is expected to result in an increase in net income of approximately $6,788 in 2002 based on goodwill amortization occurring in 2001 that will not occur in 2002. We estimate our 2002 earnings per share will be calculated using basic and diluted shares of 27.3 million and 32.0 million, respectively. We will test goodwill for impairment using the two-step process prescribed in Statement 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. Prior to June 30, 2002, we expect to perform the first of the required impairment tests of goodwill and indefinite lived intangible assets based on the carrying values as of January 1, 2002. Any impairment charge resulting from these transitional tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

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

Results of Operations

     The following table sets forth items in our consolidated statement of operations in thousands and as a percentage of revenues for the periods indicated:

                                                                    Year Ended December 31,
                                        -----------------------------------------------------------------------------
                                                       1999 as a                  2000 as a                  2001 as a
                                                          % of                       % of                       % of
                                           1999         Revenue       2000         Revenue       2001         Revenue
                                           ----         -------       ----         -------       ----         -------
Revenues                                $ 184,225        100.0%    $ 304,355        100.0%    $ 377,533        100.0%
Cost of operations                        112,686         61.2       174,510         57.3       210,590         55.8
Selling, general and administrative        15,754          8.6        25,416          8.4        32,007          8.5
Depreciation and amortization              14,769          8.0        27,195          8.9        36,138          9.5
Loss on disposal of operations               --            --            833          0.3         4,879          1.3
Stock compensation                            265          0.1           163          0.1          --            --
Acquisition-related expenses                9,003          4.9           150          0.0          --            --
                                        ---------        -----     ---------        -----     ---------        -----
Income from operations                     31,748         17.2        76,088         25.0        93,919         24.9

Interest expense, net                     (11,531)        (6.3)      (28,705)        (9.4)      (30,045)        (8.0)
Other income (expense), net                   (66)         0.0           116          0.0        (5,891)        (1.6)
Minority interests                           --            --           --            --         (7,338)        (1.9)
Income tax provision                      (10,924)        (5.9)      (19,310)        (6.3)      (19,932)        (5.3)
Extraordinary charges                        --            --           --            --           (185)        (0.0)
                                        ---------        -----     ---------        -----     ---------        -----
Net income                              $   9,227          5.0%    $  28,189          9.3%    $  30,528          8.1%
                                        =========        =====     =========        =====     =========        =====

EBITDA margin (1)                                         25.3%                      33.9%                      34.4%
                                                         -----                      -----                      -----

(1) EBITDA margin represents EBITDA expressed as a percentage of revenues. EBITDA represents income from operations plus depreciation and amortization. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by generally accepted accounting principles. Further, EBITDA does not necessarily indicate whether cash flow will be sufficient for items such as working capital, capital expenditures, or to react to changes in our industry or the economy in general. We believe that EBITDA is a frequently used measure that provides additional information for determining our ability to meet debt service requirements and that it is one of the indicators upon which we, our lenders and certain investors assess our financial performance and our capacity to service debt. We therefore interpret the trends that EBITDA depicts as one measure of our liquidity. Because EBITDA is not calculated by all companies and analysts in the same fashion, the EBITDA measures presented by us may not necessarily be comparable to other similarly titled measures of other companies. Therefore, in evaluating EBITDA data, investors should consider, among other factors:

      o  the non-GAAP nature of EBITDA data;
      o  actual cash flow;
      o the actual availability of funds for debt service, capital expenditures and working capital; and
      o the comparability of our EBITDA data to similarly titled measures reported by other companies.

Years Ended December 31, 2001 and 2000

     Revenues. Total revenues for 2001 increased $73.2 million, or 24.0%, to $377.5 million from $304.4 million in 2000. Approximately $39 million of the increase resulted from acquisitions accounted for using the purchase method of accounting that closed since the beginning of 2001. The remaining increase was primarily attributable to the inclusion in 2001 of 12 months of revenues from businesses acquired in 2000, selective price increases and growth in the base business, partially offset by a decline in commodity prices and the loss of revenues previously generated by certain Utah operations that were sold in 2001.

     Cost of Operations. Total cost of operations for 2001 increased $36.1 million, or 20.7%, to $210.6 million from $174.5 million in 2000. The increase was primarily attributable to the inclusion of the cost of operations of acquisitions closed since the beginning of the year and the inclusion in 2001 of 12 months of operating costs from businesses acquired in 2000. Cost of operations as a percentage of revenues declined by 1.5 percentage points to 55.8% in 2001 from 57.3% in 2000. The decline in cost of operations as a percentage of revenues was primarily attributable to the effect of tuck-in acquisitions closed since the beginning of 2001, economies of scale from the larger revenue base, greater integration of collection volumes into landfills we own or operate and selective price increases.

     SG&A. SG&A expenses increased $6.6 million, or 25.9%, to $32.0 million for 2001 from $25.4 million for 2000. Our SG&A increased as a result of additional personnel from companies acquired, additional corporate overhead to accommodate our growth and the incurrence of $879,000 in expenses related to the termination of negotiations and due diligence for a large potential acquisition. SG&A as a percentage of revenues increased 0.1 percentage points to 8.5% for 2001 from 8.4% for 2000. The increase in SG&A as a percentage of revenues was due to the incurrence of terminated acquisition expenses, offset by the result of spreading overhead expenses over a larger base of revenue from the acquisitions completed in 2001.

     Depreciation and Amortization. Depreciation and amortization expense increased $8.9 million, or 32.9% to $36.1 million in 2001 from $27.2 million in 2000. The increase resulted primarily from the inclusion of depreciation and amortization of businesses acquired in 2001, the inclusion in 2001 of 12 months of depreciation and amortization from businesses acquired in 2000, the amortization of goodwill and other intangible assets associated with acquisitions accounted for using the purchase method of accounting and a greater percentage of revenues derived from landfill activity. Depreciation and amortization as a percentage of revenues increased 0.6 percentage points to 9.5% for 2001 from 8.9% for 2000. The increase in depreciation and amortization as a percentage of revenues in 2001 was due to the increased amortization of landfill airspace associated with landfills purchased in 2001 and the roll over effect of landfills acquired in 2000, partially offset by not having to amortize goodwill on acquisitions closed subsequent to June 30, 2001. The landfill amortization rates as a percentage of revenues are generally higher than the depreciation and amortization rates associated with collection assets.

      Loss on Disposal of Operations. During 2001, we sold some of our Utah operations that were deemed to no longer be of strategic importance. We recognized a pre-tax loss of $4,879 from this sale. During 2000, we sold our Idaho operations and recognized a pre-tax loss of $833 from this sale.

     Stock Compensation Expense. Stock compensation expense was $163,000 in 2000, which was attributable to the valuation of common stock options and warrants with exercise prices less than the estimated fair value of our common stock on the date of the grant and relates solely to stock options granted prior to the initial public offering in May 1998. This compensation expense was fully amortized in 2000.

     Acquisition Related Expenses. Acquisition related expenses decreased to $0 for 2001 from $150,000 in 2000. The prior year acquisition related expenses were for commissions, professional fees, and other direct costs resulting from the one acquisition that was accounted for using the pooling-of-interests method.

     Operating Income. Operating income increased $17.8 million, or 23.4%, to $93.9 in 2001 from $76.1 million in 2000. The increase was attributable to operating income recognized from acquisitions closed in 2001, the inclusion in 2001 of 12 months of operating income from acquisitions closed in 2000, selective price increases, economies of scale from a greater revenue base and greater integration of collection volumes into transfer stations and landfills we own or operate, partially offset by increased losses from the disposal of certain operations, increased depreciation and amortization expenses and SG&A expenses. Operating income as a percentage of revenues decreased 0.1 percentage points to 24.9% for 2001 from 25.0% for 2000. The decrease in operating income as a percentage of revenues is attributable to the increased losses on the disposal of certain operations, and increases in depreciation and amortization and SG&A as a percentage of revenues, partially offset by the improvement in gross margins and economies of scale from a greater revenue base, and the elimination of stock compensation and acquisition related expenses.

     Interest Expense. Interest expense increased $1.3 million, or 4.7%, to $30.0 million for 2001 from $28.7 million in 2000. The increase is attributable to higher debt levels to fund certain of our acquisitions, partially offset by lower interest rates on our revolving credit facility and our payment of a portion of the borrowings under our revolving credit facility with funds received from our issuance of convertible subordinated debt obligations bearing lower interest rates.

     Other Expense. Other expense increased $6.0 million to $5.9 million in 2001 from other income of $0.1 million in 2000. The primary components of other expense in 2001 was $6.3 million of expenses resulting from cash payments made to terminate an interest rate swap prior to its due date, partially offset by gains on the sale of certain assets. During the first quarter of 2001, we determined that the debt, the specific cash flows of which an interest rate swap was designated as hedging, would be repaid prior to its due date from the net proceeds of our convertible subordinated debt offering; therefore, it was probable that the future variable interest payments under the related debt (the hedged transactions) would not occur.

     Minority Interests. Minority interests were $7.3 million in 2001, compared to $0 in 2000. The increase is attributable to the purchase by Waste Connections during the first quarter of 2001 of majority interests in two unrelated entities.

     Provision for Income Taxes. Income taxes increased $0.6 million, or 3.2%, to $19.9 million in 2001 from $19.3 million in 2000. The effective income tax rate in 2001 was 39.4%, which is above the federal statutory rate of 35.0% as the result of state and local taxes and non-deductible goodwill associated with certain acquisitions.

     Extraordinary Item. Extraordinary item was $0.2 million in 2001, compared to $0 in 2000. Extraordinary item consisted of costs associated with the early termination of long-term debt.

     Net Income. Net income increased $2.3 million, or 8.3%. to $30.5 million in 2001 from $28.2 million in 2000. The increase was primarily attributable to the increase in operating income, offset by the increases in interest expense, other expense, minority interests and income tax expense. Net income as a percentage of revenues decreased by 1.2 percentage points to 8.1% for 2001 from 9.3% for 2000. The decrease was attributable to the decrease in operating income as a percentage of revenues, and the increases in minority interests and other expense, partially offset by decreases in interest expense and income tax expense as a percentage of revenues.

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

     Depreciation and Amortization. Depreciation and amortization expense increased $12.4 million, or 84.1%, to $27.2 million for 2000 from $14.8 million for 1999. The increase resulted primarily from the inclusion of depreciation and amortization of businesses acquired in 2000, the inclusion in 2000 of 12 months of depreciation and amortization from businesses acquired in 1999, the amortization of goodwill and other intangible assets associated with acquisitions accounted for using the purchase method of accounting and a greater percentage of revenues derived from landfill activity. Depreciation and amortization as a percentage of revenues increased 0.9 percentage points to 8.9% for 2000 from 8.0% for 1999. The increase in depreciation and amortization as a percentage of revenues in 2000 was due to the increased amortization of landfill airspace associated with landfills purchased in 2000 and the roll over effect of landfills acquired in 1999. The landfill amortization rates as a percentage of revenues are generally higher than the historical depreciation and amortization rates of our collection companies.

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

     Operating Income. Operating income increased $44.4 million, or 140.1%, to $76.1 million in 2000 from $31.7 million in 1999. The increase was attributable to operating income recognized from acquisitions closed in 2000, the inclusion in 2000 of 12 months of operating income from acquisitions closed in 1999, the reduction of acquisition-related expenses associated with 13 acquisitions that were accounted for using the pooling-of-interest method in 1999, economies of scale from a greater revenue base and greater integration of collection volumes into transfer stations and landfills we own or operate. Operating income as a percentage of revenues increased by 7.8 percentage points to 25.0% for 2000 from 17.2% for 1999. The increase was attributable to improvements in gross margins coupled with declines in SG&A, acquisition related expenses and stock compensation expenses as a percentage of revenue.

     Interest Expense. Interest expense increased $17.2 million, or 148.9%, to $28.7 million for 2000 from $11.5 million for 1999. The increase was primarily attributable to higher debt levels incurred to fund certain of our acquisitions.

     Other Income (Expense). Other income (expense) increased from an expense total of $66,000 in 1999 to an income total of $116,000 in 2000. Other income (expense) is primarily comprised of the gains and losses on sales of miscellaneous assets.

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

     As of December 31, 2001, we had a working capital deficit of $4.7 million, including cash and cash equivalents of $7.3 million. Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements to reduce our indebtedness under our bank revolving credit facility and to minimize our cash balances.

     At inception, we sold 2,300,000 shares of common stock at $0.01 per share to our founders and 2,499,998 shares of Series A Preferred Stock at $2.80 per share. In May and June 1998, we received approximately $24.0 million in net proceeds from the sale of 2,300,000 shares in our initial public offering (including exercise by the underwriters of their over-allotment option). In February 1999, we received approximately $65.1 million in net proceeds from the sale of 3,999,307 shares in a secondary public offering (including exercise by the underwriters of their over-allotment option) and used the proceeds to pay down approximately $50.2 million of our outstanding debt. In August 2000, we received approximately $82.1 million in net proceeds from the sale of 4,427,500 shares in a secondary public offering (including exercise by the underwriters of their over-allotment option) and used the proceeds to pay down approximately $69.7 million of our outstanding debt. In April 2001, we issued $150 million of 5.5% Convertible Subordinated Notes Due April 2006 in a Rule 144A private placement. We received proceeds of approximately $144.4 million from our private placement of the notes and used these proceeds to repay certain outstanding indebtedness under our credit facility. As of December 31, 2001, we had options and warrants outstanding to purchase 1,992,472 shares of common stock at a weighted average exercise price of $19.50 per share.

     We have a $435 million revolving credit facility with a syndicate of banks for which Fleet Boston Financial Corp. acts as agent (the "Credit Facility"). However, bank covenant restrictions existing as of December 31, 2001 limited our maximum borrowings (including standby letters of credit) under the Credit Facility to $372.9 million. As of December 31, 2001, we had an aggregate of $232.5 million outstanding under the Credit Facility, with the interest on $4.5 million of the outstanding borrowings at prime plus 75 basis points and the interest on $228.0 million of the outstanding borrowings at LIBOR plus 225 basis points. The Credit Facility allows us to issue up to $40 million in stand-by letters of credit, which reduce the amount of total borrowings available under the Credit Facility. As of December 31, 2001, we had $1.9 million of outstanding letters of credit issued under the Credit Facility. Virtually all of our assets, including our interest in the equity securities of our subsidiaries, secure our obligations under the Credit Facility. The Credit Facility matures in 2005 and bears interest at a rate per annum equal to, at our discretion, either the Fleet Boston Financial Corp. Base Rate plus applicable margin, or the Eurodollar Rate plus applicable margin. The Credit Facility places certain business, financial and operating restrictions on Waste Connections relating to, among other things, the incurrance of additional indebtedness, investments, acquisitions, asset sales, mergers, dividends, distributions and repurchases and redemption of capital stock. The Credit Facility also contains covenants requiring that specified financial ratios and balances be maintained. As of December 31, 2001, we are in compliance with these covenants. The Credit Facility also requires the lenders' approval of acquisitions in certain circumstances. The Credit Facility is used for (i) acquisitions; (ii) capital expenditures; (iii) working capital;
(iv) standby letters of credit; and (v) general corporate purposes.

     As of December 31, 2001, we had the following contractual obligations and commercial commitments (in thousands):

                                           PAYMENTS DUE BY PERIOD
--------------------------------------------------------------------------------------------
Contractual                           Less Than
Obligations                 Total       1 Year    1 to 3 Years   4 to 5 Years   Over 5 Years
-----------                 -----     ---------   ------------   ------------   ------------
Long-Term Debt(1)        $ 421,476     $ 5,305      $  9,106      $  386,706      $  20,359

Operating Leases             7,449       1,479         2,548           1,948          1,474

Unconditional Purchase
Obligations                  6,105       6,105             -               -              -

Total Contractual Cash
Obligations              $ 435,030    $ 12,889      $ 11,654      $  388,654      $  21,833

     (1) Long-term debt payments include $232.5 million due 2005 under our Credit Facility. As of December 31, 2001, our Credit Facility allows us to borrow up to $435 million.

                                            AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
---------------------------------------------------------------------------------------------------------
Commercial                  Total Amounts
Commitments                   Committed     Less Than 1 Year   1 to 3 Years   4 to 5 Years   Over 5 Years
-----------                 -------------   ----------------   ------------   ------------   ------------
Standby Letters of Credit     $  1,889          $  1,829          $  60          $  -            $  -

Performance Bonds(2)            20,551            20,473             58             20              -

Total Commercial Commitments  $ 22,440          $ 22,302          $ 118          $  20           $  -

     (2) We can issue up to $50 million of performance bonds under our surety bond facility. This facility does not have a stated expiration date; however, individual performance bonds issued typically have expiration dates ranging from one to five years.

     For the year ended December 31, 2001, net cash provided by operations was approximately $87.2 million. $12.3 million of cash provided by operations was used to fund increases in working capital for the period.

     For the year ended December 31, 2001, net cash used by investing activities was $90.8 million. Of this, $52.9 million was used to fund the cash portion of acquisitions and $1.0 million was used to fund increases in restricted cash. Cash used for capital expenditures was $40.2 million, which was primarily for investments in fixed assets, consisting primarily of trucks, containers and other equipment. Cash inflows from investing activities include $3.0 million received from the disposal of assets.

     For the year ended December 31, 2001, net cash provided by financing activities was $8.5 million, which was provided by $16.9 million of net borrowings under our various debt arrangements and $7.6 million of proceeds from stock option and warrant exercises, less $6.3 million of cash paid for debt issuance costs, $6.3 million of cash paid to terminate an interest rate swap and $3.4 million of cash distributions to minority interest holders.

     We made approximately $40.2 million in capital expenditures during the year ended December 31, 2001. We expect to make capital expenditures of approximately $47 million in 2002 in connection with our existing business. We intend to fund our planned 2002 capital expenditures principally through existing cash, internally generated funds, and borrowings under our existing credit facility. In addition, we may make substantial additional capital expenditures in acquiring solid waste collection and disposal businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity. We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities. We believe that our credit facility and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future.

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

     In December 1999, we entered into an interest rate swap with Fleet Boston Financial Corporation. Under the swap agreement, which was effective through December 2001, the interest rate on a $125 million LIBOR-based note under the Credit Facility was effectively fixed with an interest rate of 6.1% plus an applicable margin. This rate remained at 6.1% if LIBOR was less than 7.0%. If LIBOR exceeded 7.0%, the interest rate under the swap agreement would increase one basis point for every LIBOR basis point above 7.0%.

     In May 2000, we entered into another interest rate swap with Union Bank of California. Under the swap agreement, which was effective through December 2003, the interest rate on a separate $125 million LIBOR-based notes under the Credit Facility was effectively fixed with an interest rate of 7.0% plus an applicable margin.

     In December 2000, we restructured both of the two aforementioned interest rate swap agreements, extending their maturity through December 2003 and removing the embedded option features of the agreements. As of December 31, 2000, the Fleet Boston swap had a notional amount of $125 million at a fixed rate of 6.17% plus applicable margin and the Union Bank of California swap had a notional amount of $125 million at a fixed rate of 7.01% plus applicable margin. In March 2001, $110 million of the notional amount under the Union Bank of California swap was terminated because we used the proceeds from our Convertible Subordinated Notes offering to repay $110 million of the LIBOR note, the cash flows of which this swap was designated as hedging.

     We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our market risk sensitive hedge positions and all other debt. Such an analysis is inherently limited in that it represents a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. We are exposed to cash flow risk due to changes in interest rates with respect to the $92.5 million remaining floating rate balance owed under our credit facility and floating rate municipal bond obligations of approximately $1.8 million associated with Madera. A one percentage point increase in interest rates on our variable-rate debt as of December 31, 2001 would decrease our annual pre-tax income by approximately $943,000. All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations.

     We market a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals. We own and operate 18 recycling processing facilities and sell other collected recyclable materials to third parties for processing before resale. We often share the profits from our resale of recycled materials with other parties to our recycling contracts. For example, certain of our municipal recycling contracts in Washington, negotiated before we acquired those businesses, specify benchmark resale prices for recycled commodities. To the extent the prices we actually receive for the processed recycled commodities collected under the contract exceed the prices specified in the contract, we share the excess with the municipality, after recovering any previous shortfalls resulting from actual market prices falling below the prices specified in the contract. To reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties. Although there can be no assurance of market recoveries in the event of a decline, because of the provisions within certain of our contracts which pass commodity risk along to the customers, we believe, given historical trends and fluctuations within the recycling commodities market, that a 10% decrease in average recycled commodity prices from the prices that were in effect at December 31, 2001 would not have a material impact on our cash flows or pre-tax income.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 14 of Part IV of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                          INDEX TO FINANCIAL STATEMENTS

                             WASTE CONNECTIONS, INC.


                                                                        Page
                                                                        ----

Report of Ernst & Young LLP, Independent Auditors                        32
Consolidated Balance Sheets as of December 31, 2000 and 2001             33
Consolidated Statements of Income for the years ended
     December 31, 1999, 2000 and 2001                                    34
Consolidated Statements of Stockholders' Equity and Comprehensive
     Income for the years ended December 31, 1999, 2000 and 2001         35
Consolidated Statements of Cash Flows for the years ended
     December 31, 1999, 2000 and 2001                                    36
Notes to Consolidated Financial Statements                               38

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


Board of Directors and Stockholders

Waste Connections, Inc.

We have audited the accompanying consolidated balance sheets of Waste Connections, Inc. as of December 31, 2000 and 2001, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in Item 14.(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Waste Connections, Inc. at December 31, 2000 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                           ERNST & YOUNG LLP

Sacramento, California
February 15, 2002

                             WASTE CONNECTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               DECEMBER 31,
                                                        -------------------------
                                                           2000           2001
                                                        ----------     ----------
ASSETS
Current assets:
    Cash and equivalents                                $    2,461     $    7,279
    Accounts receivable, less allowance for
       doubtful accounts of $1,899 and $2,167
       at December 31, 2000 and 2001, respectively          42,155         51,372
    Prepaid expenses and other current assets                4,419          8,123
                                                        ----------     ----------
       Total current assets                                 49,035         66,774

Property and equipment, net                                384,237        465,806
Intangible assets, net                                     363,505        428,005
Other assets, net                                           13,327         18,768
                                                        ----------     ----------
                                                        $  810,104     $  979,353
                                                        ----------     ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                    $   25,636     $   29,224
    Accrued liabilities                                     20,558         23,555
    Deferred revenue                                         9,595         13,355
    Current portion of long-term debt and notes payable      3,644          5,305
                                                        ----------     ----------
       Total current liabilities                            59,433         71,439

Long-term debt and notes payable                           334,194        416,171
Other long-term liabilities                                  6,095         13,264
Deferred income taxes                                       76,174         78,689
                                                        ----------     ----------
       Total liabilities                                   475,896        579,563

Commitments and contingencies
Minority interests                                            --           19,825

Stockholders' equity:
Preferred stock: $0.01 par value; 7,500,000 shares
    authorized; none issued and outstanding                   --             --

Common stock: $0.01 par value; 50,000,000 shares
    authorized; 26,480,046 and 27,423,669 shares
    issued and outstanding at December 31, 2000
    and 2001, respectively                                     265            274

Additional paid-in capital                                 296,439        316,594
Retained earnings                                           37,504         68,032
Unrealized loss on market value of interest rate swaps          --         (4,935)
                                                        ----------     ----------
       Total stockholders' equity                          334,208        379,965
                                                        ----------     ----------
                                                        $  810,104     $  979,353
                                                        ==========     ==========

                             See accompanying notes.

                             WASTE CONNECTIONS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                                          YEARS ENDED DECEMBER 31,
                                                              ------------------------------------------------
                                                                  1999              2000              2001
                                                              ------------      ------------      ------------
Revenues                                                      $    184,225      $    304,355      $    377,533
Operating expenses:
    Cost of operations                                             112,686           174,510           210,590
    Selling, general and administrative                             15,754            25,416            32,007
    Depreciation and amortization                                   14,769            27,195            36,138
    Loss on disposal of operations                                    --                 833             4,879
    Stock compensation                                                 265               163              --
    Acquisition-related expenses                                     9,003               150              --
                                                              ------------      ------------      ------------
Income from operations                                              31,748            76,088            93,919

Interest expense                                                   (11,531)          (28,705)          (30,045)
Other income (expense), net                                            (66)              116            (5,891)
                                                              ------------      ------------      ------------
Income before income tax provision and minority interests           20,151            47,499            57,983

Minority interests                                                    --                --              (7,338)
                                                              ------------      ------------      ------------
Income before income tax provision                                  20,151            47,499            50,645

Income tax provision                                               (10,924)          (19,310)          (19,932)
                                                              ------------      ------------      ------------
Income before extraordinary item                                     9,227            28,189            30,713
Extraordinary item - early extinguishment
    of debt, net of tax benefit of $120                               --                --                (185)
                                                              ------------      ------------      ------------
Net income                                                    $      9,227      $     28,189      $     30,528
                                                              ============      ============      ============
Basic income per common share:
    Income before extraordinary item                          $       0.49      $       1.21      $       1.14
    Extraordinary item                                                --                --                (.01)
                                                              ------------      ------------      ------------
    Net income per common share                               $       0.49      $       1.21      $       1.13
                                                              ============      ============      ============
Diluted income per common share:
    Income before extraordinary item                          $       0.46      $       1.17      $       1.11
    Extraordinary item                                                --                --                (.01)
                                                              ------------      ------------      ------------
    Net income per common share                               $       0.46      $       1.17      $       1.10
                                                              ============      ============      ============

Shares used in calculating basic income per share               18,655,801        23,301,358        27,069,685
                                                              ============      ============      ============
Shares used in calculating diluted income per share             19,929,539        23,994,994        27,675,639
                                                              ============      ============      ============


                             See accompanying notes.

                             WASTE CONNECTIONS, INC.
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                  YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                            STOCKHOLDERS' EQUITY
                                         ------------------------------------------------------------------------------------------
                                                                                  UNREALIZED
                                                                                   LOSS ON
                                                                                    MARKET
                                               COMMON STOCK          ADDITIONAL    VALUE OF     DEFERRED
                         COMPREHENSIVE   -----------------------      PAID-IN      INTEREST      STOCK       RETAINED
                            INCOME         SHARES        AMOUNT       CAPITAL     RATE SWAPS  COMPENSATION   EARNINGS       TOTAL
                           ---------     ----------     --------     ---------     --------     --------     --------     ---------
Balances at December 31, 1998            13,387,808     $    134     $  66,585     $     --     $   (428)    $    546     $  66,837
Issuance of common stock
   warrants                                      --           --           572           --           --           --           572
Issuance of common stock                  7,011,269           70       140,514           --           --           --       140,584
Amortization of deferred
   stock compensation                            --           --            --           --          265           --           265
Exercise of stock
   options and warrants                     810,588            8         1,486           --           --           --         1,494
Dividends paid                                   --           --            --           --           --         (458)         (458)
Net income                                       --           --            --           --           --        9,227         9,227
                                         ----------     --------     ---------     --------     --------     --------     ---------
Balances at December 31, 1999            21,209,665          212       209,157           --         (163)       9,315       218,521
Issuance of common stock
   warrants                                      --           --           183           --           --           --           183
Issuance of common stock                  4,472,413           45        82,886           --           --           --        82,931
Amortization of deferred
   stock compensation                            --           --            --           --          163           --           163
Exercise of stock
   options and warrants                     797,968            8         4,213           --           --           --         4,221
Net income                                       --           --            --           --           --       28,189        28,189
                                         ----------     --------     ---------     --------     --------     --------     ---------
Balances at December 31, 2000            26,480,046          265       296,439           --           --       37,504       334,208
Issuance of common stock
   warrants                                      --           --           105           --           --           --           105
Issuance of common stock                    337,905            3         8,634           --           --           --         8,637
Exercise of stock
   options and warrants                     605,718            6        11,416           --           --           --        11,422
Unrealized loss on
   market value of
   interest rate swaps                           --           --            --       (4,935)          --           --        (4,935)
Net income                 $  30,528             --           --            --           --           --       30,528        30,528
Other comprehensive
   income - unrealized
   loss on interest
   rate swaps                 (8,144)            --           --            --           --           --           --            --
Income tax effect of
   other comprehensive
   income                      3,209             --           --            --           --           --           --            --
                           ---------
Comprehensive income       $  25,593             --           --            --           --           --           --            --
                           =========     ----------     --------     ---------     --------     --------     --------     ---------
Balances at December 31, 2001            27,423,669     $    274     $ 316,594     $ (4,935)    $     --     $ 68,032     $ 379,965
                                         ==========     ========     =========     ========     ========     ========     =========

                             See accompanying notes.

                             WASTE CONNECTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                         YEARS ENDED DECEMBER 31,
                                                               ------------------------------------------
                                                                  1999            2000            2001
                                                               ----------      ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                     $    9,227      $   28,189      $   30,528
Adjustments to reconcile net income to net
    cash provided  by operating activities:
    Loss on disposal of assets                                        155             804           4,868
    Depreciation                                                   10,545          18,627          25,687
    Amortization of intangibles                                     4,223           8,568          10,451
    Loss on termination of interest rate swap                          --              --           6,337
    Deferred income taxes                                           2,222           1,303          12,442
    Minority interests                                                 --              --           7,338
    Amortization of debt issuance costs and debt guarantee fees       256             668           1,592
    Stock and non-cash acquisition related compensation             1,448             163              --
    Extraordinary item - early extinguishment of debt                  --              --             305
    Changes in operating assets and liabilities, net
       of effects from acquisitions:
          Accounts receivable, net                                 (5,203)         (8,014)         (1,978)
          Prepaid expenses and other current assets                (1,256)           (674)         (3,556)
          Accounts payable                                           (955)            716          (1,677)
          Deferred revenue                                          1,895             508           3,760
          Accrued liabilities                                       2,301           3,631          (8,469)
          Other liabilities                                        (2,885)           (713)           (430)
                                                               ----------      ----------      ----------
Net cash provided by operating activities                          21,973          53,776          87,198
                                                               ----------      ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from disposal of assets                                  990             311           3,049
    Payments for acquisitions, net of cash acquired              (233,745)       (168,307)        (52,853)
    Capital expenditures for property and equipment               (18,739)        (25,408)        (40,215)
    Increase in restricted cash                                    (3,731)            (99)           (989)
    Decrease (increase) in other assets                            (1,052)            529             168
                                                               ----------      ----------      ----------
Net cash used in investing activities                            (256,277)       (192,974)        (90,840)
                                                               ----------      ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                                  275,101         162,413         263,521
    Principal payments on notes payable and long-term debt       (103,646)       (107,508)       (246,638)
    Proceeds from sale of common stock                             65,118          82,110              --
    Proceeds from option and warrant exercises                      1,494           4,221           7,620
    Payments on short-term borrowings                              (1,500)             --              --
    Payments on advances from a related party                        (571)             --              --
    Payment of capital distributions and dividends                   (458)             --              --
    Termination of interest rate swap                                  --              --          (6,337)
    Distributions to minority interest holders                         --              --          (3,370)
    Debt issuance costs                                            (2,192)         (1,970)         (6,336)
                                                               ----------      ----------      ----------
Net cash provided by financing activities                         233,346         139,266           8,460
                                                               ----------      ----------      ----------
Net increase (decrease) in cash and equivalents                      (958)             68           4,818
Cash and equivalents at beginning of year                           3,351           2,393           2,461
                                                               ----------      ----------      ----------
Cash and equivalents at end of year                            $    2,393      $    2,461      $    7,279
                                                               ==========      ==========      ==========

                             See accompanying notes.

                             WASTE CONNECTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                         YEARS ENDED DECEMBER 31,
                                                               ------------------------------------------
                                                                  1999            2000            2001
                                                               ----------      ----------      ----------
SUPPLEMENTARY DISCLOSURES OF CASH FLOW
    INFORMATION AND NON-CASH TRANSACTIONS:
    Cash paid for income taxes                                 $    2,636      $   13,123      $   13,607
                                                               ==========      ==========      ==========
    Cash paid for interest                                     $   10,117      $   27,815      $   28,232
                                                               ==========      ==========      ==========
    In connection with its acquisitions, the
       Company assumed liabilities as follows:
           Fair value of assets acquired                       $  426,702      $  186,459      $  164,956
           Cash paid for acquisitions (including
           acquisition costs)                                    (233,745)       (168,307)        (52,853)
                                                               ----------      ----------      ----------
           Liabilities assumed, stock and notes
             payable issued to sellers                         $  192,957      $   18,152      $  112,103
                                                               ==========      ==========      ==========































                             See accompanying notes.

                             WASTE CONNECTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

      Waste Connections, Inc. ("WCI" or "the Company") was incorporated in Delaware on September 9, 1997 and commenced its operations on October 1, 1997 through the purchase of certain solid waste operations in Washington. The Company is a regional, integrated, non-hazardous solid waste services company that provides collection, transfer, disposal and recycling services to commercial, industrial and residential customers in California, Colorado, Iowa, Kansas, Kentucky, Minnesota, Mississippi, Montana, Nebraska, New Mexico, Oklahoma, Oregon, South Dakota, Tennessee, Texas, Utah, Washington and Wyoming.

Basis of Presentation

      These consolidated financial statements include the accounts of WCI and its wholly-owned and majority-owned subsidiaries. The consolidated entity is referred to herein as the Company. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", (collectively, the "Statements") effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets, including those meeting new recognition criteria under the Statements, will continue to be amortized over their estimated useful lives.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002, except, as provided for under SFAS No. 142, goodwill and indefinite-lived intangible assets resulting from acquisitions completed after June 30, 2001 will not be amortized. In 2001, the Company recognized $7,349 of tax deductible goodwill amortization expense and $2,232 of non-tax deductible goodwill amortization expense. Application of the nonamortization provisions of Statement 142 is expected to result in an increase in net income of approximately $6,788 in 2002 based on goodwill amortization occurring in 2001 that will not occur in 2002. The Company estimates its 2002 earnings per share will be calculated using basic and diluted shares of 27.3 million and 32.0 million, respectively. The Company will test goodwill for impairment using the two-step process prescribed in Statement 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. Prior to June 30, 2002, the Company expects to perform the first of the required impairment tests of goodwill and indefinite lived intangible assets based on the carrying values as of January 1, 2002. Any impairment charge resulting from these transitional tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations", effective for fiscal years beginning after June 15, 2002. This Statement addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is currently evaluating the effect, if any, SFAS No. 143 will have on its financial statements and related disclosures.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective for fiscal years beginning after December 15, 2001. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company is currently evaluating the effect, if any, SFAS No. 144 will have on its financial statements and related disclosures.

                             WASTE CONNECTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

Cash Equivalents

      The Company considers all highly liquid investments with a maturity of three months or less at purchase to be cash equivalents. As of December 31, 2000 and 2001, cash equivalents consisted of demand money market accounts.

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

Property and Equipment

      Property and equipment are stated at cost. Improvements or betterments which significantly extend the life of an asset are capitalized. Expenditures for maintenance and repair costs are charged to expense as incurred. The cost of assets retired or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts in the year of disposal. Gains and losses resulting from disposals of property and equipment are included in other income (expense). Depreciation is computed using the straight-line method over the estimated useful lives of the assets or the lease term, whichever is shorter.

      The estimated useful lives are as follows:

Buildings                           20 years
Machinery and equipment             3 - 15 years
Rolling stock                       10 years
Containers                          5 - 15 years

      Capitalized landfill costs include expenditures for land and related airspace, permitting costs and preparation costs. Landfill permitting and preparation costs represent only direct costs related to those activities, including legal, engineering and construction. Interest is capitalized on landfill permitting and construction projects and other projects under development while the assets are undergoing activities to ready them for their intended use. The interest capitalization rate is based on the Company's weighted average cost of indebtedness. Total interest capitalized in 2000 and 2001 was $8 and $213, respectively. Landfill permitting, acquisition and preparation costs are amortized as permitted airspace of the landfill is consumed. Landfill preparation costs include the costs of construction associated with excavation, liners, site berms and the installation of leak detection and leachate collection systems. In determining the amortization rate for a landfill, preparation costs include the total estimated costs to complete construction of the landfills' permitted capacity. Units-of-production amortization rates are determined annually for the Company's operating landfills. The rates are determined by management based on estimates provided by the Company's internal and third party engineers, and consider the information provided by surveys which are performed at least annually.

Goodwill

      Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and intangible assets of the acquired entities. Goodwill resulting from acquisitions completed on or before June 30, 2001 is amortized on a straight-line basis over the period of expected benefit of 40 years. In accordance with the provisions of SFAS No. 142, goodwill and other indefinite-lived intangible assets resulting from acquisitions completed subsequent to June 30, 2001, which totaled $59,451, is not amortized. The impact of this change resulted in an increase of $330 in income before extraordinary item and net income ($0.01 per share) for the year ended December 31, 2001. Accumulated amortization of goodwill amounted to $13,074 and $22,202 as of December 31, 2000 and 2001, respectively.

      The Company continually evaluates the value and future benefits of its intangible assets, including goodwill. The Company assesses recoverability from future operations using cash flows and income from operations of the related acquired business as

                             WASTE CONNECTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

measures. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, the carrying value would be reduced to estimated net realizable value if it becomes probable that the Company's best estimate for expected future cash flows of the related business would be less than the carrying amount of the related intangible assets. There have been no adjustments to the carrying amount of intangible assets resulting from these evaluations as of December 31, 2000 and 2001.

Fair Value of Financial Instruments

      The Company's financial instruments consist primarily of cash, trade receivables, restricted funds held in trust, trade payables, debt instruments and interest rate swaps. As of December 31, 2000 and 2001, the carrying values of cash, trade receivables, restricted funds held in trust, and trade payables are considered to be representative of their respective fair values. The carrying values of the Company's debt instruments, excluding the Convertible Subordinated Notes, approximate their fair values as of December 31, 2000 and 2001, based on current incremental borrowing rates for similar types of borrowing arrangements. As of December 31, 2001, the Company's Convertible Subordinated Notes had a carrying value of $150,000 and a fair value of approximately $163,320, based on the publicly quoted trading price of these notes. The Company's interest rate swaps are recorded at their estimated fair values based on estimated cash flows calculated using interest rate yield curves as of December 31, 2001.

Derivative Financial Instruments

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities", which was amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities (an Amendment of FASB Statement 133)," (collectively "SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income (Note 11) until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings.

     The Company's objective for utilizing derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in the variable interest rates of certain borrowings issued under its credit facility. The Company's strategy to achieve that objective involves entering into interest rate swaps that are specifically designated to certain variable rate instruments under its credit facility and accounted for as cash flow hedges pursuant to SFAS 133.

     The Company adopted SFAS 133 effective January 1, 2001. The Company has evaluated its derivative instruments, consisting solely of two interest rate swaps effective through December 2003, and believes these instruments qualify for hedge accounting pursuant to SFAS 133. Upon adoption of SFAS 133, the Company recorded the fair value of these interest rate swaps as an obligation of $3,600, net of taxes of $2,340, with an equal amount recorded as an unrealized loss in other comprehensive income. The adoption of SFAS 133 did not have a material effect on the Company's results of operations. Because the relevant terms of the interest rate swaps and the specific cash flows related to the debts they have been designated to hedge are virtually identical, there was no material ineffectiveness required to be recognized in earnings. In addition, there are no components of the derivative instruments' gain or loss that have been excluded from the assessment of hedge effectiveness.

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

                             WASTE CONNECTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

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

Closure and Post-Closure Costs

     Accrued closure and post-closure costs represent an estimate of the current value of the future obligation associated with closure and post-closure monitoring of non-hazardous solid waste landfills currently owned and/or operated by the Company. Closure and post-closure monitoring and maintenance costs represent the costs related to cash expenditures yet to be incurred when a landfill facility ceases to accept waste and closes. Accruals for closure and post-closure monitoring and maintenance requirements in the U.S. consider final capping of the site, site inspection, groundwater monitoring, leachate management, methane gas control and recovery, and operating and maintenance costs to be incurred during the period after the facility closes. Certain of these environmental costs, principally capping and methane gas control costs, are also incurred during the operating life of the site in accordance with the landfill operation requirements of Subtitle D and the air emissions standards. Site specific closure and post-closure engineering cost estimates are prepared annually for landfills owned and/or operated by the Company for which it is responsible for closure and post-closure. The impact of changes determined to be changes in estimates, based on the annual update, are accounted for on a prospective basis. The present value of estimated future costs are accreted at an annual interest rate of 7.5% to reflect the passage of time. Discounting of future costs is applied where the Company believes that both the amounts and timing of related payments are reliably determinable.

Advertising Costs

     Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 1999, 2000 and 2001 was $500, $871 and $829,
respectively.

Segment Information

     The Company identifies its operating segments based on business activities, management responsibility and geographical location. The Company considers each of its three operating regions and one division that report stand-alone financial information and have segment managers that report to the Company's chief operating decision maker to be an operating segment; however, all operating segments have been aggregated together and are reported as a single segment consisting of the collection, transfer, recycling and disposal of non-hazardous solid waste primarily in the Western United States.

Comprehensive Income

     Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. For the year ended December 31, 2001, the Company recorded in comprehensive income an unrealized pre-tax loss of $8,144 resulting from changes in the fair value of interest rate swaps that qualify for cash flow hedge accounting (Note 11).

Reclassifications

     Certain amounts reported in the Company's prior years' financial statements have been reclassified to conform with the 2001 presentation.

                             WASTE CONNECTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

2. ACQUISITIONS

Poolings-of-Interests

     On January 19, 1999, the Company consummated a business combination with Murrey's Disposal Company, Inc., American Disposal Company, Inc., D.M. Disposal Co., Inc. and Tacoma Recycling Company, Inc. (all privately held and collectively referred to as the "Murrey Companies") that included the exchange of 2,888,880 shares of WCI common stock for all outstanding shares of the Murrey Companies. In connection with the business combination with the Murrey Companies, the Company incurred transaction-related costs of approximately $6,200 that were charged to operations.

     The Company consummated six other business combinations in 1999 with privately held companies that included the exchange of 960,380 shares of WCI common stock for all of the outstanding shares of the merged entities. In connection with these mergers, the Company incurred transaction-related costs of approximately $2,803 which were charged to operations.

     During 2000, the Company consummated one business combination with a privately held company which included the exchange of 103,315 shares of WCI common stock for all the outstanding shares of the merged company. In connection with this business combination, the Company incurred transactions related costs of approximately $150 that were charged to operations.

     The table below sets forth the combined revenues and net income of WCI, the Murrey Companies, and all other entities acquired in pooling of interests transactions for the years ended December 31, 1999 and 2000:

                                       Waste       The Murrey
                                 Connections, Inc.  Companies         Other          Restated
                                  Before Pooling     Pooling         Pooling       For Pooling
                                   Acquisitions    Acquisitions    Acquisitions    Acquisitions
                                     --------        --------        --------        --------
YEAR ENDED DECEMBER 31, 1999:
Revenues                             $175,773        $  1,788        $  6,664        $184,225
Net income                              8,763             245             219           9,227

YEAR ENDED DECEMBER 31, 2000:
Revenues                              304,311               -              44         304,355
Net income                             28,186               -               3          28,189

2000 and 2001 Acquisitions

     During 2000, the Company acquired 25 non-hazardous solid waste businesses that were accounted for as purchases. Aggregate consideration, exclusive of debt assumed, for the acquisitions consisted of $168,307 in cash, (net of cash acquired), $3,212 in notes payable to sellers and 44,913 shares of common stock valued at $821.

     During 2001, the Company acquired 18 non-hazardous solid waste businesses that were accounted for as purchases. Aggregate consideration, exclusive of debt assumed, for the acquisitions consisted of $52,853 in cash, (net of cash acquired), $2,042 in notes payable to sellers and 337,905 shares of common stock and common stock warrants valued at $8,742.

      During 2001, the Company sold some of its Utah operations that were deemed to no longer be of strategic importance. The Company recognized a pre-tax loss of $4,879 from this sale.

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

                             WASTE CONNECTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

acquisition, the "allocation period" for finalizing purchase price allocations generally does not exceed one year from the consummation of a business combination.

     As of December 31, 2001, the Company had 14 acquisitions for which purchase price allocations were preliminary mainly as a result of tax-related settlements. The Company believes the potential changes to its preliminary purchase price allocations will not have a material impact on its financial condition, results of operations or cash flows. A summary of the purchase price allocations for acquisitions consummated in 2000 and preliminary purchase price allocations for the acquisitions consummated in 2001 is as follows:


                                                     2000              2001
                                                 Acquisitions      Acquisitions
                                                 ------------      ------------
Acquired assets:
     Accounts receivable                           $   5,533         $   7,322
     Prepaid expenses and other current assets           222               345
     Property and equipment                           44,489            64,039
     Goodwill                                        133,629            71,258
     Indefinite-lived intangible assets                 --               8,695
     Long-term franchise agreements and other          1,016               701
     Non-competition agreements                          572               375
     Other assets                                        998             2,727
     Deferred income taxes                              --               9,494
Assumed liabilities:
     Deferred revenue                                 (3,746)             --
     Accounts payable and accrued liabilities         (5,624)          (20,146)
     Long-term liabilities assumed                    (4,298)          (65,315)
     Minority interests                                 --             (15,858)
     Deferred income taxes                              (451)             --
                                                   ---------         ---------
                                                   $ 172,340         $  63,637
                                                   =========         =========

     Goodwill acquired in 2001 totaling $12,244 is expected to be deductible for tax purposes.

     In connection with certain of the acquisitions in 2000 and 2001, the Company is required to pay contingent consideration to certain former shareholders of the respective companies, subject to the occurrence of specified events. As of December 31, 2001, the maximum potential contingent payments relating to these acquisitions total approximately $6,417 in cash and 51,746 shares placed into escrow, and are to be earned based upon the achievement of certain milestones and targeted earnings. The Company has included $1,417 of the contingent cash payments in these financial statements as the events which would give rise to such payments are considered probable. The Company has not included in these financial statements $5,000 of the potential contingent cash payments related to the achievement of certain targeted earnings for a 12 month period ending September 30, 2002 (the "Contingency Period") by one company acquired in 2001, as it is too early in the Contingency Period to assess the probability of the achievement of such targeted earnings. No amounts related to the contingent shares have been included in these financial statements, as the events which would give rise to such payments have not yet occurred and are not considered probable.

     The following unaudited pro forma results of operations assume that the Company's significant acquisitions occurring in 2000 and 2001, accounted for using the purchase method of accounting, were acquired as of January 1, 2000:

                                   Year Ended December 31,
                                     2000            2001
                                  ---------       ---------
Total revenue                     $ 365,734       $ 389,823
Net income                           30,671          28,838
Basic income per share                 1.32            1.07
Diluted income per share               1.28            1.04

                             WASTE CONNECTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     The unaudited pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on January 1, 2000, nor are they necessarily indicative of future operating results.

3. INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                  December 31,
                                             2000              2001
                                          ---------         ---------
Goodwill                                  $ 371,206         $ 436,001
Indefinite-lived intangible assets             --               8,695
Long-term franchise agreements
    and contracts                             2,485             3,084
Non-competition agreements                    2,559             2,858
Other, net                                    2,126             2,229
                                          ---------         ---------
                                            378,376           452,867
Less - accumulated amortization             (14,871)          (24,862)
                                          ---------         ---------
                                          $ 363,505         $ 428,005
                                          =========         =========

     The Company acquired certain indefinite-lived intangible assets, long-term franchise agreements, contracts and non-competition agreements in connection with certain of its acquisitions. The amounts assigned to indefinite-lived intangible assets consist of the value of certain perpetual rights to provide solid waste collection and transportation services in specified territories. The estimated fair value of the acquired indefinite-lived intangible assets, long-term franchise agreements and contracts was determined by management based on the discounted net cash flows associated with the rights, agreements and contracts. The estimated fair value of the non-competition agreements reflects management's estimates based on the amount of revenue protected under such agreements. The amounts assigned to the franchise agreements, contracts, and non-competition agreements are being amortized on a straight-line basis over the expected term of the related agreements (ranging from 5 to 20 years). In accordance with the provisions of SFAS No. 142, indefinite-lived intangible assets resulting from acquisitions completed subsequent to June 30, 2001 are not amortized; however, they are required to be classified separately from goodwill. Total goodwill amortization expense for the years ended December 31, 1999, 2000 and 2001 was $3,766, $7,857 and $9,581, respectively.

4. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                           December 31,
                                                      2000              2001
                                                   ---------         ---------
Landfill site costs                                $ 283,892         $ 325,060
Land, buildings and improvements                      35,936            56,994
Rolling stock                                         56,611            73,121
Containers                                            35,796            42,257
Machinery and equipment                               20,838            41,391
                                                   ---------         ---------
                                                     433,073           538,823
Less accumulated depreciation and depletion          (48,836)          (73,017)
                                                   ---------         ---------
                                                   $ 384,237         $ 465,806
                                                   =========         =========

     The Company's landfill depletion expense for the years ended December 31, 1999, 2000 and 2001 was $2,163, $5,853 and $8,008, respectively.

                             WASTE CONNECTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

5. OTHER ASSETS

     Other assets consist of the following:

                             December 31,
                         2000           2001
                       -------        -------
Restricted cash        $ 8,842        $ 8,108
Loan fees                3,488          7,992
Other                      997          2,668
                       -------        -------
                       $13,327        $18,768
                       =======        =======

     Restricted cash is included as part of other assets and consists of amounts on deposit with various banks that support the Company's financial assurance obligations for its landfill facilities' closure and post-closure costs and amounts outstanding under the Madera and Wasco bonds (Note 8).

6.  ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                          December 31,
                                      2000           2001
                                     -------        -------
Income taxes                         $ 9,912        $ 1,421
Payroll and payroll-related            4,989          4,009
Interest payable                       3,258          3,392
Insurance claims and premiums            223          1,931
Acquisition-related                     --            9,964
Other                                  2,176          2,838
                                     -------        -------
                                     $20,558        $23,555
                                     =======        =======

7.  CLOSURE AND POST-CLOSURE COSTS

     The net present value of the closure and post-closure commitment is calculated assuming inflation of 3% and a discount interest rate of 7.5%. Discounted amounts previously recorded are accreted to reflect the effects of the passage of time. The Company's current estimate of total future payments for closure and post-closure, in accordance with Subtitle D, is $111,805,393, adjusted for inflation, while the present value of such estimate is $7,683. At December 31, 2000 and 2001, respectively, accruals for landfill closure and post-closure costs (including costs assumed through acquisitions) were $5,194 and $7,683, respectively, and are recorded as other long-term liabilities on the balance sheet. The accruals reflect landfills with estimated remaining lives, based on current waste flows, that range from 10 to 313 years, with an estimated average remaining life of approximately 82 years. The Company estimates that its closure and post-closure payment commitments for one closed landfill will begin in 2002, with total estimated closure and post-closure expenditures for this landfill totaling $60.

8.  LONG-TERM DEBT

Credit Facility

     In May 2000, the Company entered into a new revolving credit facility with a syndicate of banks for which Fleet Boston Financial Corporation acts as agent (the "Credit Facility"). The maximum amount available under the Credit Facility was $425,000 (including $40,000 in stand-by letters of credit, of which $24,410 and $1,889 were issued as of December 31, 2000 and 2001, respectively) and the borrowings bear interest at various variable rates based on a spread over LIBOR (approximately 8.8% and 4.3% as of December 31, 2000 and 2001, respectively) or the applicable Base Rate (approximately 8.5% and 5.5% as of December 31, 2000 and 2001, respectively) at the Company's option. The Credit Facility was amended on December 29, 2000, increasing the maximum amount

                             WASTE CONNECTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

available to $435,000. The Credit Facility requires the Company to pay a commitment fee ranging from .25% to .50% of the unused portion of the Credit Facility. The Credit Facility requires quarterly interest payments for LIBOR rate borrowings, monthly interest payments for Base Rate borrowings and matures in May 2005. Borrowings under the Credit Facility are secured by virtually all of the Company's assets. The Credit Facility places certain business, financial and operating restrictions on the Company relating to, among other things, the incurrance of additional indebtedness, investments, acquisitions, asset sales, mergers, dividends, distributions and repurchases and redemption of capital stock. The Credit Facility also requires that specified financial ratios and balances be maintained. As of December 31, 2001, the Company was in compliance with these covenants.

Convertible Subordinated Notes

     In April 2001, the Company issued 5.5% Convertible Subordinated Notes Due April 2006 (the "Convertible Subordinated Notes") with an aggregate principal amount of $150,000 in a Rule 144A offering. The Convertible Subordinated Notes are unsecured, rank junior to existing and future Senior Indebtedness, as defined in the indenture governing the notes, and are convertible at any time at the option of the holder into common stock at a conversion price of $38.03 per share. The proceeds from the sale of the Convertible Subordinated Notes were used to repay a portion of the outstanding indebtedness and related costs under the Credit Facility.

Wasco Bond

     In December 1999, the Company completed a $13,600 tax-exempt bond financing for its Wasco subsidiary (the "Wasco Bond"). These funds were used for the acquisition, construction, furnishing, equipping and improving of a landfill located in Wasco County, Oregon (the "Landfill Project"). In March 2001, the Company refinanced the Wasco Bond by completing $13,600 of tax-exempt revenue bond financing through the issuance of three bonds (the "2001 Wasco Bonds"). The Company incurred debt extinguishment costs of $144, net of tax, related to this refinancing. The 2001 Wasco Bonds consist of $1,040 of 6.5% term bonds due March 1, 2004, $4,085 of 7.0% term bonds due March 1, 2012 and $8,475 of 7.25% term bonds due March 1, 2021. At December 31, 2001, approximately $2,100 of the funds from the bond offering are held by a trustee and can be used by the Company to finance capital expenditures on the Landfill Project. These unused funds held by the trustee are classified as restricted cash and included in other assets in the accompanying consolidated balance sheet.

CRC Bond

     In December 1991, Columbia Resource Company, a wholly-owned subsidiary of the Company acquired in 1999, received $13,000 in financing through an Industrial Revenue Bond (the "CRC Bond") issued by Clark County, Washington. These funds were used for the acquisition of real property and construction thereon of a solid waste transfer station. The CRC Bond required escalating annual principal payments ranging from $1,000 in December 2000 to $1,505 in December 2006 (the maturity date), bore interest at rates ranging from 7.1% to 7.5%, and was secured by the real property and solid waste transfer station and backed by a letter of credit issued by Fleet Boston Financial Corporation.

     The CRC Bond agreement allowed the Company to redeem the bonds prior to the maturity date at any time during the period from December 2001 to December 2006. In December 2001, the Company redeemed the CRC Bonds in full. The Company incurred debt extinguishment costs of $41, net of tax, resulting from the redemption.

Madera Bond

     In June 1998, the Company completed a $1,800 tax-exempt bond financing for its Madera subsidiary (the "Madera Bond"). These funds were used for specified capital expenditures and improvements, including installation of a landfill gas recovery system. The bonds mature on May 1, 2016 and bear interest at variable rates based on market conditions for California tax exempt bonds (approximately 4.6% and 1.1% at December 31, 2000 and 2001, respectively). The bonds are backed by a letter of credit issued by Fleet Boston Financial Corporation under the Credit Facility for $1,829.

Interest Rate Swaps

     In December 1999, the Company entered into an interest rate swap with Fleet Boston Financial Corporation. Under the swap agreement, which was effective through December 2001, the interest rate on a $125,000 LIBOR-based note under the Credit Facility was effectively fixed with an interest rate of 6.1% plus an applicable margin. This rate remained at 6.1% if LIBOR was less than

                             WASTE CONNECTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

7.0%. If LIBOR exceeded 7.0%, the interest rate under the swap agreement would increase one basis point for every LIBOR basis point above 7.0%.

     In May 2000, the Company entered into another interest rate swap with Union Bank of California. Under the swap agreement, which was effective through December 2003, the interest rate on a separate $125,000 LIBOR-based note under the Credit Facility was effectively fixed with an interest rate of 7.0% plus an applicable margin.

     In December 2000, the Company restructured both of the two aforementioned interest rate swap agreements, extending their maturity through December 2003 and removing the embedded option features of the agreements. As of December 31, 2000, the Fleet Boston swap had a notional amount of $125,000 at a fixed rate of 6.17% plus applicable margin and the Union Bank of California swap had a notional amount of $125,000 at a fixed rate of 7.01% plus applicable margin. In March 2001, $110,000 of the notional amount under the Union Bank of California swap was terminated because the Company used the proceeds from its Convertible Subordinated Notes offering to repay $110,000 of the LIBOR note the cash flows of which this swap was designated to hedge. The Company made a cash payment of $6,337 to terminate the swap prior to its due date.

     Long-term debt consists of the following:

                                                         December 31,
                                                  ---------------------------
                                                    2000              2001
                                                  ---------         ---------
Credit Facility                                   $ 308,000         $ 232,500
Convertible Subordinated Notes                         --             150,000
2001 Wasco Bonds                                     13,600            13,600
CRC Bond                                              7,625              --
Madera Bond                                           1,800             1,800
Notes payable to sellers in connection
    with acquisitions, unsecured, bearing
    interest at 6.0% to 9.0%, principal and
    interest payments due periodically with
    due dates ranging from 2002 to 2012               2,891             4,070
Notes payable to third parties, secured by
    substantially all assets of certain
    subsidiaries the Company, interest at
    5.6% to 11.0%, principal and interest
    payments due periodically with due
    dates ranging from 2002 to 2010                   3,922            19,506
                                                  ---------         ---------
                                                    337,838           421,476
Less - current portion                               (3,644)           (5,305)
                                                  ---------         ---------
                                                  $ 334,194         $ 416,171
                                                  =========         =========

     As of December 31, 2001, aggregate contractual future principal payments by calendar year on long-term debt are due as follows:

2002                                              $   5,305
2003                                                  6,165
2004                                                  2,941
2005                                                234,574
2006                                                152,132
Thereafter                                           20,359
                                                  ---------
                                                  $ 421,476
                                                  =========

                             WASTE CONNECTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

9.  COMMITMENTS AND CONTINGENCIES

COMMITMENTS

Leases

     The Company leases its facilities and certain equipment under non-cancelable operating leases for periods ranging from one to five years. The Company's total rent expense under operating leases during the years ended December 31, 1999, 2000 and 2001 was $1,233, $2,188 and $2,699, respectively.

     As of December 31, 2001, future minimum lease payments under these leases, by calendar year, are as follows:

2002                                              $   1,479
2003                                                  1,322
2004                                                  1,226
2005                                                  1,108
2006                                                    840
Thereafter                                            1,474
                                                  ---------
                                                  $   7,449
                                                  =========

Performance Bonds

     Municipal solid waste collection contracts may require performance bonds or other means of financial assurance to secure contractual performance. As of December 31, 2000 and 2001, WCI had provided customers and various regulatory authorities with bonds of approximately $9,901 and $20,551, respectively, to secure its obligations (exclusive of letters of credit backing certain municipal bond obligations). The Company can issue up to $50 million of performance bonds under its surety bond facility. This facility does not have a stated expiration date; however, individual performance bonds issued typically have expiration dates ranging from one to five years. If the Company were unable to obtain surety bonds or letters of credit in sufficient amounts or at acceptable rates, it could be precluded from entering into additional municipal solid waste collection contracts or obtaining or retaining landfill operating permits.

Unconditional Purchase Obligation

     The Company has an unconditional obligation to purchase diesel fuel under a 12 month agreement expiring on December 31, 2002. The total minimum diesel fuel purchase under the agreement is $6,105.

CONTINGENCIES

Environmental Risks

     The Company is subject to liability for any environmental damage that its solid waste facilities may cause to neighboring landowners or residents, particularly as a result of the contamination of soil, groundwater or surface water, and especially drinking water, including damage resulting from conditions existing prior to the acquisition of such facilities by the Company. The Company may also be subject to liability for any off-site environmental contamination caused by pollutants or hazardous substances whose transportation, treatment or disposal was arranged by the Company or its predecessors. Any substantial liability for environmental damage incurred by the Company could have a material adverse effect on the Company's financial condition, results of operations or cash flows. As of December 31, 2001, the Company is not aware of any significant environmental liabilities.

Legal Proceedings

     In the normal course of its business and as a result of the extensive governmental regulation of the solid waste industry, the Company is subject to various judicial and administrative proceedings involving federal, state or local agencies. In these proceedings,

                             WASTE CONNECTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

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

     In January 2002, the Oklahoma Department of Environmental Quality Land Protection Division ("the Department") issued an order to the Company requiring it to cease accepting more than 200 tons per day of out-of-state waste at its Red Carpet Landfill location in Oklahoma due to the alleged failure of the Company to file an approved disposal plan from the Department. Additionally, the Department assessed the Company fines totaling $220 for past violations related to accepting more than 200 tons per day of out-of-state waste prior to obtaining an approved disposal plan. The Company believes, based on advice from legal counsel, that the order issued by the Department is without merit as it has properly complied with Oklahoma statutes related to disposal plan submission. Additionally, the Company believes that certain Oklahoma statutes provide exemption from the disposal plan requirement if the landfill meets certain design, construction and operating requirements. The Company believes that its landfill meets such requirements. Therefore, the Company believes any payment resulting from the order will not have a material impact on the Company's cash flows, financial condition, or results of operations.

     In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business. However, as of December 31, 2001 there is no current proceeding or litigation involving the Company that the Company believes will have a material adverse impact on its business, financial condition, results of operations or cash flows.

Employees

     Approximately 116 of the Company's drivers and mechanics are represented by the Teamsters Union in various locations. These employees are subject to labor agreements that are subject to renegotiation periodically. The Company does not expect any significant disruption in our business as a result of labor negotiations.

     The Company is not aware of any other organizational efforts among its employees and believes that its relations with its employees are good.

10. STOCKHOLDERS' EQUITY

Common Stock

     Of the 22,576,331 shares of common stock authorized but unissued as of December 31, 2001, the following shares were reserved for issuance:

Stock option plan                                  2,264,548
Stock purchase warrants                               90,603
Shares held in escrow                                 51,746
                                                  ----------
                                                   2,406,897
                                                  ==========

Stock Options

     In November 1997, the Company's Board of Directors adopted a stock option plan in which all officers, employees, directors and consultants may participate (the "1997 Option Plan"). Options granted under the 1997 Option Plan may either be incentive stock options or nonqualified stock options (the "Options"), generally have a term of 10 years from the date of grant, and will vest over periods determined at the date of grant. The exercise prices of the options are determined by the Company's Board of Directors and will be at least 100% or 110% of the fair market value of the Company's common stock on the date of grant as provided for in the Option Plan.

     The 1997 Option Plan provides for the reservation of common stock for issuance thereunder equal to 3,500,000 shares. The amount of common stock reserved for issuance under the 1997 Option Plan is decreased for options exercised and increased for

                             WASTE CONNECTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

previously granted options that have been forfeited or cancelled. As of December 31, 2001, options for 362,679 shares of common stock were available for future grants under the 1997 Option Plan.

     In February 2002, the Company's Board of Directors authorized two additional equity-based compensation plans: the 2002 Stock Option Plan and 2002 Senior Management Equity Incentive Plan (Note 17).

     As of December 31, 1999, 2000 and 2001, 495,713, 681,560 and 521,396
options to purchase common stock were exercisable under the 1997 Option Plan, respectively.

     A summary of the Company's stock option activity and related information for the years ended December 31, 1999, 2000 and 2001 is presented below:

                                                               Weighted
                                            Number of          Average
                                         Shares (Options)   Exercise Price
                                            ---------         ---------
Outstanding as of December 31, 1998           978,764         $    7.38
Granted                                     1,045,350             16.03
Forfeited                                     (28,000)            20.20
Exercised                                    (251,969)             5.92
                                            ---------
Outstanding as of December 31, 1999         1,744,145             12.57
Granted                                       221,500             14.01
Forfeited                                    (135,032)            18.65
Exercised                                    (366,362)             6.82
                                            ---------
Outstanding as of December 31, 2000         1,464,251             13.65
Granted                                     1,050,050             25.26
Forfeited                                     (55,597)            20.58
Exercised                                    (556,835)            13.33
                                            ---------
Outstanding as of December 31, 2001         1,901,869             20.00
                                            =========


     The following table summarizes information about stock options outstanding as of December 31, 2001:

                                     Options Outstanding                     Options Exercisable
                         --------------------------------------------  -------------------------------
                                                         Weighted
                                                          Average
                                         Weighted        Remaining                         Weighted
                                         Average        Contractual                        Average
                                         Exercise          Life                            Exercise
Exercise Range               Shares       Price         (In Years)         Shares           Price
-----------------------  ------------- -------------  ---------------  ----------------  -------------
$2.80 to 3.50                  49,000      $2.88           6.1                 45,000        $2.83
$5.00 to 6.00                   2,000       5.75           6.1                  2,000         5.75
$10.25 to 13.00               502,302      11.17           7.4                294,805        11.15
$15.19 to 23.00               286,984      18.36           7.2                112,922        18.34
$23.63 to 33.37             1,061,583      25.44           9.1                 66,669        25.62
                         -------------                                   -------------
                            1,901,869      20.00           8.3                521,396        13.82
                         -------------                                   -------------

                             WASTE CONNECTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     The weighted average grant date fair values for options granted during 1999, 2000 and 2001 are as follows:

                                                      1999            2000           2001
                                                   ---------       ---------      ---------
Exercise prices equal to market price of stock     $    7.80       $    5.51      $   10.32

     Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 1999, 2000 and 2001: risk-free interest rate of 5.8%, 5.8% and 4.5%, respectively; dividend yield of zero; volatility factor of the expected market price of the Company's common stock of ..55, .65 and .45, respectively; and a weighted-average expected life of the option of 4 years.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The following table summarizes the Company's pro forma net income and pro forma basic net income per share for the years ended December 31, 1999, 2000 and 2001:

                                                                Year Ended December 31,
                                                        1999             2000              2001
                                                     ---------        ----------        ----------
Net income applicable to common stockholders:
     As reported                                     $   9,227        $   28,189        $   30,528
     Pro forma                                           7,631            25,933            27,393

Basic income per share:
     As reported                                          0.49              1.21              1.13
     Pro forma                                            0.41              1.11              1.01

Diluted income per share:
     As reported                                          0.46              1.17              1.10
     Pro forma                                            0.38              1.08              0.99

     During the year ended December 31, 1998, the Company recorded deferred stock compensation of $821 relating to stock options granted during the period with exercise prices less than the estimated fair value of the Company's common stock on the date of grant. The deferred stock compensation was amortized into expense over the vesting periods of the stock options, which generally ranged from 1 to 3 years. During the years ended December 31, 1999 and 2000, compensation expense of $265 and $163, respectively, was recorded relating to these options. The deferred stock compensation was fully amortized as of December 31, 2000.

                             WASTE CONNECTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

Stock Purchase Warrants

     The following table summarizes information about warrants outstanding as of December 31, 2000 and 2001:

                                      Issue             Warrants          Exercise     Fair Value   Outstanding at December 31,
                                       Date              Issued             Range      of Warrants    2000               2001
                                   ------------------  ----------     ---------------- -----------  -------------- ------------
Warrants issued in connection
     with an acquisition           February 1998         200,000      $          4.00    $   954      113,333            73,333

Warrants issued to third party
     acquisition consultants       Throughout 1999       102,634       10.88 to 30.50        572       43,060                 -

Warrants issued to third party
     acquisition consultants       Throughout 2000        40,438       10.88 to 27.88        183       26,232             5,771

Warrants issued to third party
     acquisition consultants       Throughout 2001        11,499       28.28 to 33.45        104            -            11,499
                                                                                                     ----------      ----------
                                                                                                      182,625            90,603
                                                                                                     ==========      ==========

     The warrants are exercisable when granted and expire between 2002 and 2008.

     Warrants issued to third party acquisition consultants are valued using the Black-Scholes pricing model with assumed stock price volatility and risk-free interest rates similar to those used for stock options, and the warrants' contractual term of 2 years. These warrants are recorded as an element of the related cost of acquisitions.

11.         COMPREHENSIVE INCOME

      The components of other comprehensive income and related tax effects for the year ended December 31, 2001 are as follows:

                                                           Year Ended December 31, 2001
                                                           ----------------------------
                                                      Gross         Tax effect       Net of tax
                                                      -----         ----------       ----------
Cumulative effect of accounting change              $ (5,940)        $ (2,340)        $ (3,600)
Amounts reclassified into earnings                     9,648            3,801            5,847
Changes in fair value of interest rate swaps         (11,852)          (4,670)          (7,182)
                                                    --------         --------         --------
                                                    $ (8,144)        $ (3,209)        $ (4,935)
                                                    ========         ========         ========

     In March 2001, the Company determined that the debt, the specific cash flows of which an interest rate swap was designated to hedge, would be repaid prior to its due date as a result of the convertible subordinated debt offering (Note 8); therefore, it was probable that the future variable interest payments under the related debt (the hedged transactions) would not occur and accordingly, unrealized losses of $6,337 in other comprehensive income related to the swap were reclassified to earnings. The interest rate swap was terminated for a cash payment equal to its then fair value of $(6,337).

     The estimated net amount of the existing losses as of December 31, 2001 (based on the interest rate yield curve at that date) included in accumulated other comprehensive income expected to be reclassified into earnings as payments are made under the terms of the interest rate swap agreements within the next 12 months is approximately $5,164. The timing of actual amounts reclassified into earnings is dependent on future movements in interest rates.

     Further, the estimated net amount of the gains or losses as of January 1, 2001 (based on the interest rate yield curve at that date) recorded in accumulated other comprehensive income upon adoption of SFAS 133 that was expected to be reclassified into earnings as payments were either made or received under the terms of the interest rate protection agreements within the next 12 months was $2,702.

                             WASTE CONNECTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

12. INCOME TAXES

     The provision for income taxes for the years ended December 31, 1999, 2000 and 2001 consists of the following:

                           Year Ended December 31,
                    -------------------------------------
                      1999           2000           2001
                      ----           ----           ----
Current:
     Federal        $ 7,800        $15,971        $ 6,912
     State              865          2,055            578
Deferred:
     Federal          2,053            607         12,388
     State              206            677             54
                    -------        -------        -------
                    $10,924        $19,310        $19,932
                    =======        =======        =======

     Significant components of deferred income tax assets and liabilities are as follows as of December 31, 2000 and 2001:

                                                 2000             2001
                                               --------         --------
Deferred income tax assets:
       Basis step-up in acquired assets        $    362         $   --
       Accounts receivable reserves                 746              821
       Accrued expenses                             377              502
       State taxes                                   54               93
       Other                                        173               10
                                               --------         --------
Total deferred income tax assets:                 1,712            1,426
                                               --------         --------
Deferred income tax liabilities:
       Net asset basis difference in
          non-taxable acquisitions              (65,696)         (54,907)
       Amortization                              (3,251)          (5,965)
       Depreciation                              (7,193)         (16,976)
       Other liabilities                           (550)            --
       Prepaid expenses                          (1,196)          (2,267)
                                               --------         --------
Total deferred income tax liabilities           (77,886)         (80,115)
                                               --------         --------
Net deferred income tax liability              $(76,174)        $(78,689)
                                               ========         ========

     A reduction in the Company's effective state tax rate in 2001 resulted in its deferred tax liabilities decreasing by $1,672 during the year ended December 31, 2001.

     During the year ended December 31, 2001, the Company recognized a tax benefit of $3,802 as a result of the exercise of non-qualified stock options.

                             WASTE CONNECTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     The differences between the Company's provision for income taxes as presented in the accompanying statements of operations and benefit for income taxes computed at the federal statutory rate consist of the items shown in the following table as a percentage of pre-tax income:

                                                    Year Ended December 31,
                                                1999         2000         2001
                                                ----         ----         ----
Income tax provision at the statutory rate      35.0%        35.0%        35.0%
State taxes, net of federal benefit              3.5          3.7          2.0
Acquisition charges                             10.3           --           --
Goodwill amortization                            2.1          1.5          1.5
Subchapter S                                     1.1           --           --
Stock compensation expense                       0.5          0.1           --
Other                                            1.7          0.3          0.9
                                                ----         ----         ----
                                                54.2%        40.6%        39.4%
                                                ----         ----         ----

13. NET INCOME PER SHARE INFORMATION

     The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income per share for the years ended December 31, 1999, 2000 and 2001:

                                                                                    Year Ended December 31,
                                                                      ----------------------------------------------------
                                                                          1999                2000                2001
                                                                      ------------        ------------        ------------
Numerator:
     Income applicable to common stockholders
        before extraordinary item                                     $      9,227        $     28,189        $     30,713
                                                                      ============        ============        ============
     Extraordinary item                                                       --                  --                  (185)
                                                                      ------------        ------------        ------------
     Net income applicable to common stockholders                     $      9,227        $     28,189        $     30,528
                                                                      ============        ============        ============
Denominator:
     Weighted average common shares outstanding                         18,655,801          23,301,358          27,069,685
     Dilutive effect of stock options and warrants outstanding           1,273,738             693,636             605,954
                                                                      ------------        ------------        ------------
                                                                        19,929,539          23,994,994          27,675,639
                                                                      ============        ============        ============

     The Company's Convertible Subordinated Notes are convertible at any time at the option of the holders into a total of 3,944,775 shares of common stock. These shares have not been included in the computation of diluted net income per share because to do so would have been antidilutive. Additionally, as of December 31, 2000 and 2001, the Company had the following stock options and warrants that have not been included in the computation of diluted net income per share because to do so would have been antidilutive:

                                    December 31, 2000                    December 31, 2001
                           ----------------------------------   ----------------------------------
                             Number of         Exercise           Number of         Exercise
                               Shares         Price Range           Shares         Price Range
                           --------------  ------------------   --------------  ------------------
Outstanding options              140,283    $18.75 to $26.00           21,500    $30.74 to $33.37
Outstanding warrants              55,001    $19.50 to $30.50           11,134    $30.40 to $33.45
                           --------------                       --------------
                                 195,284                               32,634
                           ==============                       ==============

                             WASTE CONNECTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

14. RELATED PARTY TRANSACTIONS

     During the year ended December 31, 1999, the Murrey Companies paid $10,328 in disposal fees to a landfill that is owned and operated by a company in which one of the Murrey Companies' shareholders had an approximate 33% ownership interest. The related party ownership of WCI stock was sold in 2000.

15. EMPLOYEE BENEFIT PLANS

     WCI has a voluntary savings and investment plan (the "WCI 401(k) Plan"). The WCI 401(k) Plan is available to all eligible, non-union employees of WCI. Under the WCI 401(k) Plan, WCI's contributions are 40% of the first 5% of the employee's contributions. The Murrey Companies have a voluntary savings and investment plan (the "Murrey 401(k) Plan"). The Murrey 401(k) Plan is available to all eligible, non-union employees of the Murrey Companies. Under the Murrey 401(k) Plan, the Murrey Companies' contributions are at the discretion of management. During the years ended December 31, 1999, 2000 and 2001, the total 401(k) plan expense for the WCI and Murrey 401(k) plans was approximately $848, $890 and $1,132 respectively.

16.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table summarizes the unaudited consolidated quarterly results of operations as reported for 2000 and 2001:

                                    FIRST       SECOND      THIRD      FOURTH
                                   QUARTER     QUARTER     QUARTER     QUARTER
                                  --------    --------    --------    --------
Revenues:
       2000 as reported           $ 64,011    $ 76,022    $ 81,510    $ 82,812
Gross profit:
       2000 as reported             27,207      31,973      34,780      35,885
Net income:
       2000 as reported              5,690       5,982       7,947       8,570
Basic income per common share:
       2000 as reported               0.27        0.28        0.34        0.33
Diluted income per common share:
       2000 as reported               0.26        0.27        0.32        0.32
Revenues
       2001 as reported             85,114      93,967      97,681     100,771
Gross profit:
       2001 as reported             38,097      42,103      42,861      44,127
Net income:
       2001 as reported              4,712       6,398      10,236       9,183
Basic income per common share:
       2001 as reported               0.17        0.24        0.38        0.34
Diluted income per common share:
       2001 as reported               0.17        0.23        0.37        0.33

     In December 2001, the Company recorded a fourth quarter charge of approximately $1.7 million reflecting the write-off of incorrectly billed receivables in New Mexico, the write-off of the balance of long-term receivables that the Company settled with two customers in bankruptcy proceedings and the settlement of outstanding disputes with three former owners.

                             WASTE CONNECTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

17.         SUBSEQUENT EVENT

     In February 2002, the Company's Board of Directors authorized two additional equity-based compensation plans: the 2002 Stock Option Plan and 2002 Senior Management Equity Incentive Plan. A total of 2,500,000 shares of the Company's common stock was reserved for future issuance under the 2002 Stock Option Plan. Participation in the 2002 Stock Option Plan is limited to consultants and employees, other than officers and directors. A total of 3,000,000 shares of the Company's common stock was reserved for future issuance under the 2002 Senior Management Equity Incentive Plan. Participation in the 2002 Senior Management Equity Incentive Plan is limited to officers and directors of the Company. Approval of the 2002 Senior Management Equity Incentive Plan by a majority of the Company's stockholders will be required prior to final ratification of this Plan.

                             WASTE CONNECTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

PART III

     Except as set forth above in Part I under "Executive Officers," the information required by Part III (Items 10 through 13) has been omitted from this report, and is incorporated by reference to the captions "Principal Stockholders," "Election of Directors" and "Executive Compensation" in our definitive Proxy Statement for the 2002 Annual Meeting of Stockholders, which we will file with the Commission pursuant to Regulation 14A within 120 days after the end of our 2001 fiscal year.


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

     (a) See Index to Financial Statements on page 31. The following Financial Statement Schedule is filed herewith and made a part hereof:

Schedule II -- Valuation and Qualifying Accounts

     All other schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     (b) No reports on Form 8-K were filed during the last quarter of our fiscal year ended December 31, 2001.

     (c)  See Exhibit Index immediately following signature pages.

SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Waste Connections, Inc.

                                      By: /s/ Ronald J. Mittelstaedt
                                          --------------------------------------
                                          Ronald J. Mittelstaedt
                                          President

Date: March 18, 2002

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                        TITLE                              DATE


/s/   Ronald J. Mittelstaedt   Chairman, President and Director   March 18, 2002
------------------------------ (principal executive officer)
      Ronald J. Mittelstaedt

/s/   Steven F. Bouck          Chief Financial Officer            March 18, 2002
------------------------------ (principal financial officer)
      Steven F. Bouck

/s/   Michael R. Foos          Chief Accounting Officer and Vice  March 18, 2002
------------------------------ President - Finance (principal
      Michael R. Foos          accounting officer)


/s/   Eugene V. Dupreau        Vice President - California        March 18, 2002
------------------------------ Division and Director
      Eugene V. Dupreau

/s/   Michael W. Harlan        Director                           March 18, 2002
------------------------------
      Michael W. Harlan

/s/   William J. Razzouk       Director                           March 18, 2002
------------------------------
      William J. Razzouk

/s/   Robert H. Davis          Director                           March 18, 2002
------------------------------
      Robert H. Davis

WASTE CONNECTIONS, INC.

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS Years Ended December 31, 1999, 2000 and 2001 (in thousands)

                                                             Additions
                                                     ------------------------      Deductions
                                      Balance at     Charged to      Charged       (Write-offs,      Balance
                                      Beginning      Costs and       to Other        Net of          at End
Description                           of Period       Expenses       Accounts     Collections)      of Period
-----------                           ---------       --------       --------     ------------      ---------
Deducted from asset accounts:
  Allowance for doubtful accounts:
    Year ended December 31, 1999      $    819       $  1,549        $    5          $   (913)      $   1,460
    Year ended December 31, 2000         1,460          1,264             -              (825)          1,899
    Year ended December 31, 2001         1,899          1,922             -            (1,654)          2,167

     EXHIBIT INDEX


EXHIBIT NUMBER            DESCRIPTION OF EXHIBITS
--------------            -----------------------

     3.1* Amended and Restated Certificate of Incorporation of Waste Connections, in effect as of the date hereof

     3.2* Amended and Restated By-Laws of Waste Connections, in effect as of the date hereof

     4.1*         Form of Common Stock Certificate

     4.2++# Form of Note for Waste Connections, Inc.'s 5.5% Convertible Subordinated Notes due April 15, 2006

     4.3++#(+)    Indenture between Waste Connections, Inc., as Issuer, and
                  State Street Bank and Trust Company, as Trustee, dated as of
                  April 4, 2001

     4.4++#(+)    Purchase Agreement between Waste Connections, Inc. and Merrill
                  Lynch, Pierce, Fenner & Smith Incorporated dated March 30,
                  2001

     4.5++#(+)    Registration Rights Agreement between Waste Connections, Inc.
                  and Merrill Lynch, Pierce, Fenner & Smith Incorporated dated as of April 4, 2001

     10.1**###    Third Amended and Restating Revolving Credit Agreement, dated as of May 16, 2000, between Waste Connections and various banks represented by Fleet National Bank

     10.2###      Second Amended and Restated 1997 Stock Option Plan

     10.3*        Form of Option Agreement

     10.4*        Form of Warrant Agreement

     10.5* Warrant Agreement and related Anti-Dilution Agreement issued to Imperial Bank

     10.6* Warrant Agreement and related Anti-Dilution Agreement issued to BankBoston, N.A.

     10.7*        Form of Stock Purchase Agreement dated as of September 30,
                  1997

     10.8*** Form of Third Amended and Restated Investors' Rights Agreement dated as of December 31, 1998

     10.9*# First Amended and Restated Employment Agreement between Waste Connections and Ronald J. Mittelstaedt, dated as of June 1, 2000

     10.10*## Second Amended Employment Agreement between Waste Connections and Darrell Chambliss, dated as of June 1, 2000

     10.11*## Second Amended Employment Agreement between Waste Connections and Michael Foos, dated as of June 1, 2000

     10.12*## Second Amended Employment Agreement between Waste Connections and Eric Moser, dated as of June 1, 2000

     10.13* Employment Agreement between Waste Connections and Steven Bouck, dated as of February 1, 1998

     10.14* Employment Agreement between Waste Connections and Eugene V. Dupreau, dated as of February 23, 1998

     10.15* Employment Agreement between Waste Connections and Charles B. Youngclaus, dated as of February 23, 1998

     10.16*(+)    Purchase and Sale Agreement, dated as of September 29, 1997, between Browning-Ferris Industries, Inc., Browning-Ferris
                  Industries, Inc., and Browning-Ferris Industries of Idaho,
                  Inc. as Sellers, and Waste Connections, Waste Connections of
                  Idaho, Inc. and Continental Paper Recycling, LLC as Buyers

EXHIBIT NUMBER            DESCRIPTION OF EXHIBITS
--------------            -----------------------

     10.17*(+)    Stock Purchase Agreement, dated as of January 26, 1998, among
                  Waste Connections, Waste Connections of Idaho, Inc. and the shareholders of Waste Connections of Idaho, Inc.

     10.18*(+)    Stock Purchase Agreement, dated as of February 4, 1998, among
                  Waste Connections and the shareholders of Madera Disposal
                  Company, Inc.

     10.19*(+)    Asset Purchase Agreement, dated as of March 1, 1998, among
                  Waste Connections, Waste Connections of Idaho, Inc., Hunter
                  Enterprises, Inc. and the shareholder of Hunter Enterprises, Inc.

     10.20* Form of Indemnification Agreement entered into by Waste Connections and each of its directors and officers

     10.21#(+)    Asset Purchase Agreement, dated as of June 1, 1998, by and among Waste Connections, Waste Connections of Utah, Inc.,
                  Contractor's Waste, L.C., and Brad Kitchen, Heath Johnston, and R. Scott McQuarrie

     10.22##(+)   Stock Purchase Agreement, dated as of June 5, 1998, by and among Waste Connections, B & B Sanitation, Inc., Red Carpet
                  Landfill, Inc., Darlin Equipment, Inc., Lyle J. Buller, Larue
                  A. Buller, the Lyle J. Buller Revocable Trust dated 10/11/96 and Larue A. Buller, Trustee of the Larue A. Buller Revocable
                  Trust dated 10/11/96

     10.23++(+)   Stock Purchase Agreement dated as of June 17, 1998, by and among Waste Connections, Arrow Sanitary Service, Inc., Steven
                  Giusto, Dennis Giusto, John Giusto, Michael Giusto and Kenneth
                  Giusto

     10.24++(+)   Stock Purchase Agreement dated as of June 25, 1998, by and among Waste Connections, Curry Transfer and Recycling, Oregon
                  Waste Technology, Petty H. Smart, and A. Lewis Rucker

     10.25**(+)   Purchase and Sale Agreement dated as of June 25, 1998, by and between Petty H. Smart and Waste Connections

     10.26**(+)   Loan Agreement dated as of June 1, 1998 between Madera
                  Disposal Systems, Inc. and the California Pollution Control
                  Financing Authority

     10.27** Employment Agreement between Waste Connections and David M. Hall, dated as of July 8, 1998

     10.28++(+)   Agreement and Plan of Merger, dated as of July 30, 1998, by and among Waste Connections, WCI Acquisition Corporation,
                  Shrader Refuse and Recycling Service Company, Duane E.
                  Shrader, Myrlen A. Shrader, Daniel L. Shrader, Mark S.
                  Shrader, Michael D. Shrader, and Daren L. Shrader

     10.29++(+)   Purchase and Sale Agreement dated as of July 31, 1998, by and between Ambler Vincent Development Company and Shrader Refuse and Recycling Service Company

     10.30**(+)   Purchase Agreement, dated as of July 31, 1998, by and among
                  Waste Connections, Waste Connections of Nebraska, Inc., J & J
                  Sanitation Inc., Big Red Roll Off Inc., Garry L. Jeffords,
                  Darin L. Mueller, Leslie J. Jeffords, Leland J. Jeffords,
                  Bradley Rowan, Great Plains Recycling, Inc., Roma L. Jeffords,
                  Kristie K. Mueller, Sheri L. Jeffords, and Betty L. Hargis

     10.31***(+)  Agreement and Plan of Merger dated as of October 22, 1998, by and among Waste Connections, WCI Acquisition Corporation I, WCI Acquisition Corporation II, WCI Acquisition Corporation III, WCI Acquisition Corporation IV, Murrey's Disposal Company, Inc., American Disposal Company, Inc., D.M. Disposal Co., Inc., Tacoma Recycling Company, Inc., the Murrey Trust UTA August 5, 1993, as amended, the Bonnie L. Murrey Revocable Trust UTA August 5, 1993, as amended, Donald J. Hawkins, and Irmgard R. Wilcox

     10.32****(+) Purchase Agreement, dated as of December 11, 1998, by and among Waste Connections, Butler County Landfill, Inc., Kobus Construction, Inc., Tom Kobus and Debbie Kobus

EXHIBIT NUMBER            DESCRIPTION OF EXHIBITS
--------------            -----------------------

     10.33####(+) Amendment No. 1 to Purchase Agreement, dated as of January 7,
                  1999, by and among WCI, Butler County Landfill, Inc., Kobus Construction, Inc., Tom Kobus and Debbie Kobus

     10.34####(+) Amendment No. 2 to Purchase Agreement, dated as of January 8,
                  1999, by and among WCI, Butler County Landfill, Inc., Kobus Construction, Inc., Tom Kobus and Debbie Kobus

     10.35(+) Stock Purchase Agreement dated as of November 30, 1998, by and among Waste Connections, Amador Disposal Service, Inc., Mother Lode Sani-Hut, Inc., and Robert N. Grunigen, Carla Grunigen, Carol Sesser and Gaye Sue Marchini, as Trustees of the Marchini 1981 Trust, Bennie L. Ratto, Carol Sesser, John D. Marchini, Gloria Lehman, Sandra Thomas, John H. Tillman and Jeffrey R. Tillman

     10.36^^(+)   Amended and Restated Stock Purchase Agreement dated as of
                  March 31, 1999, by and among Waste Connections, Inc.,
                  Management Environmental National, Inc., RH Financial
                  Corporation and The Shareholder listed on Schedule A thereto

     10.37^^^(+)  Acquisition Agreement dated as of August 11, 1999, by and among WCI Acquisition Corporation I, Waste Connections, Inc., International Environmental Industries, Inc., J.O. Stewart, Jr., Ralner Corporation, JOS Enterprises, Ltd. and International Environmental Industries Equipment Company, L.P.

     10.38^^^^(+) Asset Purchase Agreement dated as of October 15, 1999, by and among Waste Connections of Colorado, Inc., Allied Waste Transportation, Inc., BFI Services Group, Inc. and Allied Waste Industries, Inc.

     10.39^^^^(+) Stock Purchase Agreement dated as of October 15, 1999, by and among Waste Connections, Inc., Allied Waste Systems Holdings, Inc. and Allied Waste Industries, Inc.

     10.40^^^^(+) Closing Agreement dated as of November 17, 1999, by and among
                  Waste Connections, Inc., Allied Waste Systems Holdings, Inc., Allied Waste Industries, Inc. and Denver Regional Landfill, Inc.

     10.41^^^^(+) Agreement dated as of November 17, 1999, among Waste
                  Connections of Colorado, Inc., Allied Waste Transportation, Inc., BFI Services Group, Inc. and Allied Waste Industries, Inc.

     10.42*###    Employment Agreement between Waste Connections and James M.
                  Little, dated as of September 13, 1999

     10.43*###    Employment Agreement between Waste Connections and Jerri L.
                  Hunt, dated as of October 25, 1999

     10.44**##(+) Stock Purchase Agreement dated April 17, 2000, among Waste
                  Connections, BFI Waste Systems of North America, Inc., and Allied Waste Industries, Inc.

     10.45**##(+) Asset Purchase Agreement dated April 17, 2000, among BFI Waste
                  Systems of North America, Inc., Allied Waste Industries, Inc. and Finney County Landfill, Inc.

     12.1 Statement regarding computation of ratio of earnings to fixed charges

     21.1         Subsidiaries of Waste Connections

     23.1         Consent of Ernst & Young LLP, Independent Auditors

     99.1 Proxy Statement for Waste Connections' 2002 Annual Stockholders Meeting scheduled to be held May 16, 2002. (To be filed with the Commission prior to 120 days after December 31, 2001, and incorporated by reference herein to the extent indicated in Part III to this Form 10-K.)

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

     ^^ Incorporated by reference to the exhibit filed with Waste Connections' Form 8-K filed on April 14, 1999.

     ^^^ Incorporated by reference to the exhibit filed with Waste Connections' Form 8-K filed on August 25, 1999.

     ^^^^ Incorporated by reference to the exhibit filed with Waste Connections' Form 8-K filed on November 24, 1999.

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

     ++# Incorporated by reference to the exhibit filed with Waste Connections' Form S-3 filed on June 5, 2001.

     **### Incorporated by reference to the exhibit filed with Waste Connections' Form 10-K/A filed on July 18, 2001.

     (+) Filed without exhibits and schedules (to be provided supplementally on request of the Commission).