Form 10-Q
period 2002-03-31
WASTE CONNECTIONS INC/DE
filed 2002-05-14
CIK 1057058

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


FOR THE QUARTER ENDED MARCH 31, 2002                 COMMISSION FILE NO. 0-23981



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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [_]


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock:

    As of April 30, 2002:                   27,666,561 Shares of Common Stock

================================================================================

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

  Condensed Consolidated Balance Sheets - December 31, 2001 and March 31, 2002

  Condensed Consolidated Statements of Income for the three months ended
    March 31, 2001 and 2002

  Condensed Consolidated Statements of Cash Flows for the three months ended
    March 31, 2001 and 2002

  Notes to Condensed Consolidated Financial Statements

Item 2 - Management's Discussion and Analysis of Financial Condition and
           Results of Operations

Item 3 - Quantitative and Qualitative Disclosures About Market Risk


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Item 2 - Changes in Securities and Use of Proceeds


Signatures

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                             WASTE CONNECTIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                             DECEMBER 31,        MARCH 31,
                                                                 2001              2002
                                                             ------------      ------------
                                                                                (UNAUDITED)
ASSETS
------
Current assets:
    Cash and equivalents                                     $      7,279      $      4,109
    Accounts receivable, less allowance for doubtful
      accounts of $2,167 and $2,163 at December 31, 2001
      and March 31, 2002, respectively                             51,372            55,034
    Prepaid expenses and other current assets                       8,123             9,714
                                                             ------------      ------------
         Total current assets                                      66,774            68,857

Property and equipment, net                                       465,806           496,794
Goodwill                                                          411,757           445,866
Intangible assets, net                                             16,248            17,095
Other assets, net                                                  18,768            20,371
                                                             ------------      ------------
                                                             $    979,353      $  1,048,983
                                                             ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
    Accounts payable                                         $     29,224      $     30,603
    Accrued liabilities                                            23,555            27,301
    Deferred revenue                                               13,355            14,377
    Current portion of long-term debt and notes payable             5,305             4,407
                                                             ------------      ------------
         Total current liabilities                                 71,439            76,688

Long-term debt and notes payable                                  416,171           462,197
Other long-term liabilities                                        13,264            15,770
Deferred income taxes                                              78,689            78,689
                                                             ------------      ------------
         Total liabilities                                        579,563           633,344

Commitments and contingencies
Minority interests                                                 19,825            20,366

Stockholders' equity:
Preferred stock: $0.01 par value; 7,500,000 shares
    authorized; none issued and outstanding                            --                --
Common stock: $0.01 par value; 50,000,000 shares authorized;
    27,423,669 and 27,567,874 shares issued and outstanding
    at December 31, 2001 and March 31, 2002, respectively             274               276
Additional paid-in capital                                        316,594           318,749
Retained earnings                                                  68,032            80,203
Unrealized loss on market value of interest rate swaps             (4,935)           (3,955)
                                                             ------------      ------------
    Total stockholders' equity                                    379,965           395,273
                                                             ------------      ------------
                                                             $    979,353      $  1,048,983
                                                             ============      ============

                             See accompanying notes.

                             WASTE CONNECTIONS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2002
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED MARCH 31,
                                                             ------------------------------
                                                                 2001              2002
                                                             ------------      ------------
Revenues                                                     $     85,114      $    105,742
Operating expenses:
   Cost of operations                                              47,017            59,179
   Selling, general and administrative                              6,659             9,390
   Depreciation and amortization                                    8,192             8,028
                                                             ------------      ------------
Income from operations                                             23,246            29,145

Interest expense                                                   (7,602)           (7,505)
Other income (expense), net                                        (6,232)             (400)
                                                             ------------      ------------
Income before income tax provision and
  minority interests                                                9,412            21,240

Minority interests                                                 (1,330)           (1,766)
                                                             ------------      ------------
Income before income tax provision                                  8,082            19,474

Income tax provision                                               (3,226)           (7,303)
                                                             ------------      ------------
Net income before extraordinary item                                4,856            12,171
Extraordinary item - extinguishment of debt,
  net of tax benefit of $96                                          (144)               --
                                                             ------------      ------------
Net income                                                   $      4,712      $     12,171
                                                             ============      ============
Basic earnings per common share:
   Income before extraordinary item                          $       0.18      $       0.44
   Extraordinary item                                               (0.00)               --
                                                             ------------      ------------
   Net income per common share                               $       0.18      $       0.44
                                                             ============      ============
Diluted earnings per common share:
   Income before extraordinary item                          $       0.18      $       0.43
   Extraordinary item                                               (0.01)               --
                                                             ------------      ------------
   Net income per common share                               $       0.17      $       0.43
                                                             ============      ============
Shares used in the per share calculations:
   Basic                                                       26,635,813        27,469,415
                                                             ============      ============
   Diluted                                                     27,413,073        31,920,243
                                                             ============      ============

                             See accompanying notes.

                             WASTE CONNECTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2002
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                            THREE MONTHS ENDED MARCH 31,
                                                                             --------------------------
                                                                                2001            2002
                                                                             ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                   $    4,712      $   12,171
Adjustments to reconcile net income to
  net cash provided by operating activities:
     Loss on sale of assets                                                          21             132
     Loss on termination of interest rate swap                                    6,337              --
     Depreciation                                                                 5,607           7,745
     Amortization of intangibles                                                  2,584             283
     Minority interests                                                           1,330           1,766
     Amortization of debt issuance costs and debt guarantee fees                    195             487
     Extraordinary item - early extinguishment of debt                              240              --
     Net change in operating assets and liabilities, net of acquisitions        (13,378)          7,719
                                                                             ----------      ----------
Net cash provided by operating activities                                         7,648          30,303
                                                                             ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from disposal of assets                                                --           1,367
     Payments for acquisitions, net of cash acquired                            (24,019)        (32,628)
     Capital expenditures for property and equipment                             (6,022)         (9,007)
     Decrease in other assets                                                       (88)           (881)
                                                                             ----------      ----------
Net cash used in investing activities                                           (30,129)        (41,149)
                                                                             ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings                                                    27,700          72,000
     Principal payments on long-term debt                                        (6,783)        (65,090)
     Distributions to minority interest holders                                      --          (1,225)
     Proceeds from options and warrants                                           3,942           2,055
     Debt issuance costs                                                           (632)            (64)
                                                                             ----------      ----------
Net cash provided by financing activities                                        24,227           7,676
                                                                             ----------      ----------

Net increase (decrease) in cash and equivalents                                   1,746          (3,170)
Cash and equivalents at beginning of period                                       2,461           7,279
                                                                             ----------      ----------
Cash and equivalents at end of period                                        $    4,207      $    4,109
                                                                             ==========      ==========

                             See accompanying notes.

                             WASTE CONNECTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
           (Dollars in thousands, except share and per share amounts)

1. BASIS OF PRESENTATION AND SUMMARY

The accompanying financial statements relate to Waste Connections, Inc. and its subsidiaries (the "Company") as of March 31, 2002 and for the three month periods ended March 31, 2001 and 2002. The consolidated financial statements of the Company include the accounts of Waste Connections, Inc. and its wholly-owned and majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

The Company's consolidated balance sheet as of March 31, 2002, the consolidated statements of income for the three months ended March 31, 2001 and 2002, and the consolidated statements of cash flows for the three months ended March 31, 2001 and 2002 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented. The consolidated financial statements presented herein should be read in conjunction with the Company's annual report on Form 10-K for the year 2001.

2. ADOPTION OF NEW ACCOUNTING STANDARDS

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

The Company adopted the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The Company will test goodwill for impairment using the two-step process prescribed in Statement 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. Prior to June 30, 2002, the Company expects to perform the first of the required impairment tests of goodwill and indefinite lived intangible assets based on the carrying values as of January 1, 2002. Any impairment charge resulting from these transitional tests will be reflected in the future as the cumulative effect of a change in accounting principle that was effective beginning in the first quarter of 2002. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

Net income for the three months ended March 31, 2001, adjusted for the nonamortization provisions of Statement 142, was $6,372. Basic and diluted shares outstanding at March 31, 2001 were 26,635,813 and 27,413,073, respectively.

Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of SFAS No. 144 did not have a material impact on the Company's financial statements and related disclosures.

3. ACQUISITIONS

For the three months ended March 31, 2002, the Company acquired six non-hazardous solid waste collection businesses that were accounted for using the purchase method of accounting. Aggregate consideration, exclusive of debt assumed, for the acquisitions consisted of $32,628 in cash (net of cash acquired) and warrants valued at $102.

In connection with an acquisition occurring in 2002, the Company is required to pay contingent consideration to certain former shareholders, subject to the occurrence of specified events. As of March 31, 2002, the estimated potential contingent payments relating to the 2002 acquisitions totaled approximately $8.5 million in cash, and is to be earned based upon the achievement of certain milestones and targeted earnings. The Company has not included any of the contingent consideration from the 2002 acquisitions in these financial statements as it is too early in the contingency period to assess the probability of the achievement of the milestones and targeted earnings.

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

As of March 31, 2002, the Company had 21 acquisitions for which purchase price allocations were preliminary, mainly as a result of tax related settlements. The Company believes the potential changes to its preliminary purchase price allocations will not have a material impact on its financial condition, results of operations or cash flows. A summary of the preliminary purchase price allocations for the acquisitions consummated in the three months ended March 31, 2002 is as follows:

Acquired assets:
    Accounts receivable                              $     5,574
    Prepaid expenses and other current assets                399
    Property and equipment                                31,125
    Goodwill                                              34,221
    Contracts                                                792
    Non-competition agreements                               326
    Other assets                                              24
Assumed liabilities:
    Deferred revenue                                      (1,378)
    Accounts payable                                      (4,025)
    Debt and other liabilities assumed                   (34,328)
                                                     -----------
                                                     $    32,730
                                                     ===========

Goodwill acquired in the three months ended March 31, 2002 totaling $7,692 is expected to be deductible for tax purposes.

4. INTANGIBLE ASSETS

Intangible assets, exclusive of goodwill, consist of the following as of March 31, 2002:

                                     GROSS                      WEIGHTED-AVERAGE
                                    CARRYING     ACCUMULATED      AMORTIZATION
                                     AMOUNT     AMORTIZATION     PERIOD IN YEARS
                                     ------     ------------     ---------------
Amortizable intangible assets:
  Long-term franchise agreements
     and contracts                 $  4,176       $   (680)              13
  Non-competition agreements          3,184         (1,536)               5
  Other, net                          2,229           (487)              13
                                   --------       --------
                                   $  9,589       $ (2,703)
                                   ========       ========
Nonamortized intangible assets:
  Indefinite-lived intangible
    assets                         $ 10,209              -                -
                                   ========       ========

The amounts assigned to indefinite-lived intangible assets consist of the value of certain perpetual rights to provide solid waste collection and transportation services in specified territories. These indefinite-lived intangible assets were subject to amortization prior to the Company's adoption of SFAS No. 142.

Estimated future amortization expense for amortizable intangible assets is as follows:

For year ended December 31, 2002       $  1,027
For year ended December 31, 2003            931
For year ended December 31, 2004            795
For year ended December 31, 2005            662
For year ended December 31, 2006            504

5. EARNINGS PER SHARE CALCULATION

The following table sets forth the numerator and denominator used in the computation of earnings per common share:

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                    2001           2002
                                                ------------   ------------
Numerator:
   Net income before extraordinary item         $      4,856   $     12,171
   Extraordinary item                                   (144)             -
                                                ------------   ------------
   Net income for basic earnings per share             4,712         12,171
   Interest expense on
      convertible subordinated notes, net of
      tax effects                                          -          1,459
                                                ------------   ------------
   Net income for diluted earnings per share    $      4,712   $     13,630
                                                ============   ============
Denominator:
   Basic shares outstanding                       26,635,813     27,469,415
   Dilutive effect of convertible
      subordinated notes                                   -      3,944,775
   Dilutive effect of options and warrants           777,260        506,053
                                                ------------   ------------
   Basic shares outstanding                       27,413,073     31,920,243
                                                ============   ============

6.  COMPREHENSIVE INCOME

Comprehensive income includes changes in the fair value of interest rate swaps that qualify for hedge accounting. The difference between net income and comprehensive income for the three months ended March 31, 2001 and 2002 is as follows::

                                                               THREE MONTHS ENDED MARCH 31,
                                                                   2001           2002
                                                               ------------   ------------
Net income                                                     $      4,712   $     12,171
Unrealized gain (loss) on interest rate swaps, net of tax
    benefit (expense) of  $2,036 and $(836) for the three
    months ended March 31, 2001 and 2002, respectively               (3,067)           980
                                                               ------------   ------------
Comprehensive income                                           $      1,645   $     13,151
                                                               ============   ============

The components of other comprehensive income and related tax effects for the three months ended March 31, 2001 and 2002 are as follows:

                                                     THREE MONTHS ENDED MARCH 31, 2001
                                                    Gross       Tax effect     Net of tax

Cumulative effect of accounting change          $     (5,940)  $     (2,370)  $     (3,570)
Amounts reclassified into earnings                     6,747          2,707          4,040
Changes in fair value of interest rate swaps          (5,910)        (2,373)        (3,537)
                                                ------------   ------------   ------------
                                                $     (5,103)  $     (2,036)  $     (3,067)
                                                ============   ============   ============

                                                     THREE MONTHS ENDED MARCH 31, 2002
                                                    Gross       Tax effect     Net of tax

Amounts reclassified into earnings              $      1,522   $        571   $        951
Changes in fair value of interest rate swaps             294            265             29
                                                ------------   ------------   ------------
                                                $      1,816   $        836   $        980
                                                ============   ============   ============

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

The estimated net amount of the existing losses as of March 31, 2002 (based on the interest rate yield curve at that date) included in accumulated other comprehensive income expected to be reclassified into pre-tax earnings as payments are made under the terms of the interest rate swap agreements within the next 12 months is approximately $4,557. The timing of actual amounts reclassified into earnings is dependent on future movements in interest rates.

7. SUBSEQUENT EVENT

Subsequent to March 31, 2002, Waste Connections issued Floating Rate Convertible Subordinated Notes due 2022 (the "Notes") with an aggregate principal amount of $175,000 in a Rule 144A private placement. The Notes are unsecured and rank pari passu with the Company's 5.5% Convertible Subordinated Notes due 2006 and junior to all other existing and future senior indebtedness, as defined in the indenture governing the Notes. The Notes bear interest at the 3-month LIBOR rate plus 50 basis points, payable quarterly.

The holders may surrender notes for conversion into common stock at a conversion price of $48.39 per share on or after August 1, 2002, but prior to the maturity date, only if any of the following conditions are satisfied: (a) the closing sale price per share for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter preceding the calendar quarter in which the conversion occurs is more than 110% of the conversion price per share on that thirtieth trading day; (b) during such period, if any, that the credit rating assigned to the Notes by Moody's Investors Service, Inc. and Standard & Poor's Rating Group (the "Rating Agencies") are reduced below B3 or B-, respectively; (c) if neither Rating Agency is rating the Notes; (d) during the five business day period after any nine consecutive trading day period in which the trading price of the Notes (per $1,000 principal amount) for each day of such period is less than 95% of the product of the closing sale price of the Company's common stock multiplied by the number of shares issuable upon conversion of $1,000 principal amount of the Notes; (e) upon the occurrence of specified corporate transactions; and (f) if the Notes have been called for redemption and the redemption has not yet occurred.

The Company may redeem all or a portion of the Notes for cash at any time on or after May 7, 2006. Holders of the Notes may require the Company to purchase their Notes at a price of $1,000 per Note in cash plus accrued interest, if any, on any of the following dates: May 1, 2009, May 1, 2012 or May 1, 2017.

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

FORWARD LOOKING STATEMENTS

Certain information contained in this Quarterly Report on Form 10-Q, including, without limitation, information appearing under Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking in nature These statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should" or "anticipates" or the negative thereof or comparable terminology, or by discussions of strategy. Our business and operations are subject to a variety of risks and uncertainties and, consequently, actual results may materially differ from those projected by any forward-looking statements in this Quarterly Report on Form 10-Q. Factors that could cause actual results to differ from those projected include, but are not limited to, the following: (1) competition or unfavorable industry or economic conditions could lead to a decrease in demand for our services and/or to a decline in prices we realize for our services, (2) we depend in part on acquisitions for growth; we may be required to pay higher prices for acquisitions, and we may experience difficulty in integrating and deriving synergies from acquisitions, (3) we may not always have access to the additional capital that we require to execute our growth strategy or our cost of capital may increase, (4) governmental regulations may require increased capital expenditures or otherwise affect our business, (5) businesses that we acquire may have undiscovered liabilities, (6) we depend on large, long-term collection contracts, and (7) key members of senior management may depart and may be difficult or impossible to replace. These risks and uncertainties, as well as others, are discussed in greater detail in our other filings with the Securities and Exchange Commission. We make no commitment to revise or update any forward-looking statements to reflect events or circumstances after the date any such statement is made.

OVERVIEW

Waste Connections, Inc. is a regional, integrated solid waste services company that provides solid waste collection, transfer, disposal and recycling services in secondary markets located primarily in the Western U.S. As of March 31, 2002, we served more than 925,000 commercial, industrial and residential customers in California, Colorado, Georgia, Iowa, Kansas, Kentucky, New Mexico, Minnesota, Mississippi, Montana, Nebraska, Oklahoma, Oregon, South Dakota, Tennessee, Texas, Utah, Washington, and Wyoming. As of that date, we owned 79 collection operations and operated or owned 39 transfer stations, 28 Subtitle D landfills and 18 recycling facilities.

We generally intend to pursue an acquisition-based growth strategy and as of March 31, 2002 had acquired 140 businesses since our inception in September 1997. We anticipate that a substantial part of our future growth will come from acquiring additional solid waste collection, transfer and disposal businesses and, therefore, we expect additional acquisitions could continue to affect period-to-period comparisons of our operating results.

CRITICAL ACCOUNTING POLICIES

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

ALLOWANCE FOR DOUBTFUL ACCOUNTS. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers deteriorated, impairing their ability to make payments, additional allowances may be required. In addition, if certain customer and billing information is not properly integrated from acquisitions that we close, additional allowances may be required.

IMPAIRMENT OF INTANGIBLE ASSETS. We periodically evaluate acquired businesses for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on regulatory factors, market conditions and operational performance of our acquired businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill or other intangibles associated with our acquired businesses are impaired. Any resulting impairment loss could have a material adverse effect on our financial condition and results of operations. As of March 31, 2002, intangible assets represented 44.1% of our total assets.

ACCOUNTING FOR LANDFILLS. We amortize landfill permitting, acquisition and preparation costs using a units-of-production method as permitted airspace of the landfill is consumed. Landfill preparation costs include the costs of construction associated with excavation, liners, site berms and the installation of leak detection and leachate collection systems. In determining the amortization rate for a landfill, we include in preparation costs the total estimated costs to complete construction of the landfill's permitted capacity. We determine units-of-production amortization rates annually for our operating landfills.

We periodically evaluate our landfill sites for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on regulatory factors, market conditions and operational performance of our landfills. Future events could cause us to conclude that impairment indicators exist and that our landfill carrying costs are impaired. Any resulting impairment loss could have a material adverse effect on our financial condition and results of operations.

Our management determines landfill depletion rates based on estimates provided by our internal and third party engineers and information provided by surveys that are performed at least annually. Significant changes in our estimates could materially increase our landfill depletion rates, which could have a material adverse effect on our financial condition and results of operations.

We reserve for estimated closure and post-closure maintenance costs at the landfills we own. We could have additional material financial obligations relating to closure and post-closure costs of the other disposal facilities that we currently own or operate and that we may own or operate in the future. We calculate the net present value of the closure and post closure commitment assuming an inflation rate of 3% and a discount rate of 7.5%. We accrete discounted amounts previously recorded to reflect the passage of time. Significant reductions in our estimates of the remaining lives of our landfills or significant increases in our estimates of the landfill closure and post-closure maintenance costs could have a material adverse effect on our financial condition and results of operations.

GENERAL

Our revenues consist mainly of fees we charge customers for solid waste collection, transfer, disposal and recycling services. Our collection business also generates revenues from the sale of recyclable commodities, which have significant variability. A large part of our collection revenues comes from providing commercial, industrial and residential services. We frequently perform these services under service agreements or franchise agreements with counties or municipal contracts. Our existing franchise agreements and all of our existing municipal contracts give Waste Connections the exclusive right to provide specified waste services in the specified territory during the contract term. These exclusive arrangements are awarded, at least initially, on a competitive bid basis and subsequently on a bid or negotiated basis. We also provide residential collection services on a subscription basis with individual households. Approximately 50% of our revenues for the three months ended March 31, 2002 were derived from services provided under exclusive franchise agreements, long term municipal contracts and governmental certificates. Governmental certificates grant Waste Connections perpetual and exclusive collection rights in the covered areas. Contracts with counties and municipalities and governmental certificates provide relatively consistent cash flow during the terms of the contracts. Because we bill most residential customers quarterly, subscription agreements also provide a stable source of revenues for Waste Connections.

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

Costs of operations include labor, fuel, equipment maintenance and tipping fees paid to third party disposal facilities, worker's compensation and vehicle insurance, the cost of materials we purchase for recycling, third party transportation expense, district and state taxes and host community fees and royalties. As of March 31, 2002, Waste Connections owned and/or operated 39 transfer stations, which reduce our costs by allowing us to use collection personnel and equipment more efficiently and by consolidating waste to reduce transportation costs to remote sites and gain more favorable disposal rates that may be available for larger quantities of waste.

Selling, general and administrative ("SG&A") expenses include management, clerical and administrative compensation overhead costs associated with our marketing and sales force, professional services and community relations expense.

Depreciation expense includes depreciation of fixed assets over their estimated useful lives using the straight-line method. Prior to January 1, 2002, amortization expense included the amortization of goodwill (for businesses acquired prior to July 1, 2001) and other intangible assets using the straight-line method. As discussed more fully below, beginning January 1, 2002, goodwill and indefinite-lived intangible assets will no longer be amortized.

Waste Connections capitalizes some third-party expenditures related to pending acquisitions or development projects, such as legal, engineering and interest expenses. We expense indirect acquisition costs, such as executive and corporate overhead, public relations and other corporate services, as we incur them. We charge against net income any unamortized capitalized expenditures and advances (net of any portion that we believe we may recover, through sale or otherwise) that relate to any operation that is permanently shut down and any pending acquisition or landfill development project that we believe will not be completed. We routinely evaluate all capitalized costs, and expense those related to projects that we believe are not likely to succeed. During the three months ended March 31, 2002, we did not capitalize interest related to landfill and transfer station development projects. At March 31, 2002, we had $0.4 million in capitalized expenditures relating to pending acquisitions.

Goodwill represents the excess of the purchase price over the fair value of the net assets of the acquired entities. In allocating the purchase price of an acquired company among its assets, we first assign value to the tangible assets, followed by intangible assets, including covenants not to compete and certain contracts. We determine the value of the other intangible assets by considering, among other things, the present value of the cash flows associated with those assets.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets" (collectively, the "Statements"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the Statements. Other intangible assets, including those meeting new recognition criteria under the Statements, will continue to be amortized over their estimated useful lives.

We adopted the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. In 2001, we recognized $7.4 million of tax deductible goodwill amortization expense and $2.2 million of non-tax deductible goodwill amortization expense. We expect application of the nonamortization provisions of Statement 142 to result in an increase in pre-tax income of approximately $9.6 million and net income of approximately $6.8 million in 2002, based on goodwill amortization occurring in 2001 that will not occur in 2002. We estimate our 2002 earnings per share will be calculated using basic and diluted shares of 27.7 million and 32.4 million, respectively. We will test goodwill for impairment using the two-step process prescribed in Statement
142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. Prior to June 30, 2002, we expect to perform the first of the required impairment tests of goodwill and indefinite lived intangible assets based on the carrying values as of January 1, 2002. Any impairment charge resulting from these transitional tests will be reflected as the cumulative effect of a change in accounting principle that was effective beginning in the first quarter of 2002. We have not yet determined what the effect of these tests will be on our earnings and financial position.

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

Effective January 1, 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of SFAS No. 144 did not materially affect our financial statements and related disclosures.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2002

The following table sets forth items in Waste Connections' consolidated statement of operations as a percentage of revenues for the periods indicated.

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                         ---------
                                                    2001           2002
                                                ------------   ------------
Revenues                                              100.0%         100.0%
Cost of operations                                     55.2           56.0
Selling, general and
    administrative expenses                             7.9            8.9
Depreciation and
    amortization expense                                9.6            7.6
                                                ------------   ------------
Operating income                                       27.3           27.5

Interest expense, net                                  (8.9)          (7.1)
Other expense, net                                     (7.3)          (0.4)
Minority interests                                     (1.6)          (1.6)
Extraordinary item                                     (0.2)             -
Income tax expense                                     (3.8)          (6.9)
                                                ------------   ------------
Net income                                              5.5%          11.5%
                                                ============   ============

REVENUES. Total revenues increased $20.6 million, or 24.2%, to $105.7 million for the three months ended March 31, 2002 from $85.1 million for the three months ended March 31, 2001. The increase was primarily attributable to the inclusion of the acquisitions closed throughout the balance of 2001 and the first quarter of 2002, selected price increases, a one-time clean-up project in Oklahoma and growth in our existing business, partially offset by declines in commodity prices.

COST OF OPERATIONS. Total cost of operations increased $12.2 million, or 25.9%, to $59.2 million for the three months ended March 31, 2002 from $47.0 million for the three months ended March 31, 2001. The increase was primarily attributable to acquisitions closed over the course of 2001 and the first quarter of 2002, growth in our existing business and higher insurance costs, partially offset by greater integration of collection volumes into landfills we own or operate. Cost of operations as a percentage of revenues increased 0.8 percentage points to 56.0% for the three months ended March 31, 2002, from 55.2% for the three months ended March 31, 2001. The increase as a percentage of revenues was primarily attributable to a lower margin one-time clean-up project in Oklahoma, acquisitions closed during the first quarter of 2002 that had lower margins than our overall company average and higher insurance costs.

SG&A. SG&A expenses increased $2.7 million, or 41.0%, to $9.4 million for the three months ended March 31, 2002, from $6.7 million for the three months ended March 31, 2001. Our SG&A increased as a result of additional personnel from companies acquired, additional corporate and district level overhead and higher insurance costs. SG&A as a percentage of revenues increased 1.0 percentage point to 8.9% for the three months ended March 31, 2002 from 7.9% for the three months ended March 31, 2001. The increase in SG&A as a percentage of revenues resulted from acquisitions closed in the three months ended March 31, 2002 with SG&A levels higher than our company average, higher insurance costs and additional corporate, regional and district level overhead to accommodate our growth.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense decreased $0.2 million, or 2.0%, to $8.0 million for the three months ended March 31, 2002 from $8.2 million for the three months ended March 31, 2001. The decrease resulted primarily from not amortizing goodwill during the three months ended March 31, 2002, due to the application of the nonamortization provisions of SFAS No. 142, partially offset by the inclusion of depreciation and depletion associated with acquisitions closed throughout the balance of 2001 and the first quarter of 2002 and increased depletion due to higher volumes of waste disposed at our landfills. Total goodwill amortization expense recognized in the three months ended March 31, 2001 was $2.4 million. No goodwill amortization expense was recognized in the three months ended March 31, 2002. Depreciation and amortization expense as a percentage of revenues decreased 2.0 percentage points to 7.6% for the three months ended March 31, 2002, from 9.6% for the three months ended March 31, 2001. The decrease in depreciation and amortization as a percentage of revenues was the result of applying the nonamortization provisions of SFAS No. 142, partially offset by increased depletion due to higher volumes of waste disposed at our landfills. Goodwill amortization expense as a percentage of revenues was 2.8% for the three months ended March 31, 2001.

OPERATING INCOME. Operating income increased $5.9 million, or 25.4%, to $29.1 million for the three months ended March 31, 2002, from $23.2 million for the three months ended March 31, 2001. The increase was primarily attributable to the growth in revenues and applying the nonamortization provisions of SFAS No. 142, partially offset by higher depreciation and SG&A expenses. Operating income as a percentage of revenues increased 0.2 percentage points to 27.5% for the three months ended March 31, 2002 from 27.3% for the three months ended March 31, 2001. The increase in operating income as a percentage of revenues is attributable to applying the nonamortization provisions of SFAS No. 142, partially offset by declines in gross margins, higher depreciation expenses and an increase in SG&A expenses as a percentage of revenues.

INTEREST EXPENSE. Interest expense decreased $0.1 million, or 1.3%, to $7.5 million for the three months ended March 31, 2002, from $7.6 million for the three months ended March 31, 2001. The decrease was primarily attributable to lower interest rates on our revolving credit facility and our payment of a portion of the borrowings under our revolving credit facility with funds received from our issuance of convertible subordinated debt obligations bearing lower interest rates, partially offset by higher debt levels incurred to fund certain of our acquisitions.

OTHER EXPENSE. Other expense decreased $5.8 million, or 93.6%, to $0.4 million for the three months ended March 31, 2002, from $6.2 million for the three months ended March 31, 2001. Other expense for the three months ended March 31, 2001 consisted primarily of cash payments made to terminate an interest rate swap prior to its due date, partially offset by gains on the disposal of certain assets. During the first quarter of 2001, we determined that the debt, the specific cash flows of which an interest rate swap was designated as hedging, would be repaid prior to its due date from the net proceeds of our convertible subordinated debt offering; therefore, it was probable that the future variable interest payments under the related debt (the hedged transactions) would not occur. Other expense for the three months ended March 31, 2002 consisted primarily of losses incurred on the disposal of assets.

MINORITY INTERESTS. Minority interests increased $0.5 million, or 32.8%, to $1.8 million for the three months ended March 31, 2002, from $1.3 for the three months ended March 31, 2001. The increase is attributable to our ownership of majority interests in two unrelated entities, acquired in February 2001, for the entire quarter ended March 31, 2002, compared to our ownership of these entities for approximately two months of the quarter ended March 31, 2001.

PROVISION FOR INCOME TAXES. Income taxes increased $4.1 million, or 126.4%, to $7.3 million for the three months ended March 31, 2002, from $3.2 million for the three months ended March 31, 2001. The effective income tax rate for the three months ended March 31, 2002 was 37.5%, which is above the federal statutory rate of 35.0% primarily due to state and local taxes.

EXTRAORDINARY ITEM. There was no extraordinary item for the three months ended March 31, 2002, compared to $0.1 million for the three months ended March 31, 2001. Extraordinary item for the three months ended March 31, 2001 consisted of costs associated with the early termination of long-term debt.

NET INCOME. Net income increased by $7.5 million, or 158.3%, to $12.2 million for the three months ended March 31, 2002, from $4.7 million for the three months ended March 31, 2001. The increase was primarily attributable to an increase in operating income and a decline in interest expense, other expenses and extraordinary items, partially offset by an increase in income tax expense and minority interests.

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

As of March 31, 2002, we had a working capital deficit of $7.8 million, including cash and equivalents of $4.1 million. Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements to reduce our indebtedness under our bank revolving credit facility and to minimize our cash balances.

We have a $435 million revolving credit facility with a syndicate of banks for which Fleet Boston Financial Corp. acts as agent (the "Credit Facility"). However, bank covenant restrictions existing as of March 31, 2002 limited our maximum borrowings (including standby letters of credit) under the Credit Facility to $423.4 million. As of March 31, 2002, we had an aggregate of $279.9 million outstanding under the Credit Facility, and the interest rate on outstanding borrowings, including unused credit fees and amortization of debt issuance costs, under the credit facility was approximately 7.2%. The Credit Facility allows us to issue up to $40 million in stand-by letters of credit, which reduce the amount of total borrowings available under the Credit Facility. As of March 31, 2002, we had $1.9 million of outstanding letters of credit issued under the Credit Facility. Virtually all of our assets, including our interest in the equity securities of our subsidiaries, secure our obligations under the Credit Facility. The Credit Facility matures in 2005 and bears interest at a rate per annum equal to, at our discretion, either the Fleet National Bank Base Rate plus applicable margin, or the Eurodollar Rate plus applicable margin. The Credit Facility places certain business, financial and operating restrictions on Waste Connections relating to, among other things, incurring additional indebtedness, investments, acquisitions, asset sales, mergers, dividends, distributions, and repurchases and redemption of capital stock. The Credit Facility also contains covenants requiring that specified financial ratios and balances be maintained. As of March 31, 2002, we are in compliance with these covenants. The Credit Facility also requires the lenders' approval of acquisitions in certain circumstances. We use the Credit Facility for acquisitions, capital expenditures, working capital, standby letters of credit and general corporate purposes.

Subsequent to March 31, 2002, we issued $175 million of Floating Rate Convertible Subordinated Notes due 2022 (the "Notes"). The Notes bear interest at the 3-month LIBOR rate plus 50 basis points, payable quarterly. The Notes are unsecured and rank pari passu with our 5.5% Convertible Subordinated Notes due 2006 and junior to all existing and future senior indebtedness, as defined in the indenture governing the Notes. Upon the incurrence of certain conditions, the Notes are convertible into common stock at 20.6654 shares per $1,000 principal amount of notes. No change in the available borrowing capacity under our Credit Facility or material covenants resulted from our issuance of the Notes. Proceeds from the sale of the Notes were used to repay a portion of the outstanding indebtedness and related costs under our credit facility and for general corporate purposes.

As of March 31, 2002, we had the following contractual obligations and commercial commitments (in thousands):

--------------------------------------------------------------------------------------------------
                                                   PAYMENTS DUE BY PERIOD
--------------------------------------------------------------------------------------------------
       Contractual                         Less Than
       Obligations              Total        1 Year     1 to 3 Years   4 to 5 Years   Over 5 Years
--------------------------   ----------   -----------   ------------   ------------   ------------
Long-Term Debt               $  466,604   $     4,407   $      7,907   $    434,135   $     20,155
--------------------------   ----------   -----------   ------------   ------------   ------------
Operating Leases                  7,098         1,433          2,506          1,779          1,380
--------------------------   ----------   -----------   ------------   ------------   ------------
Unconditional Purchase
Obligations                       4,579         4,579              -              -              -
--------------------------   ----------   -----------   ------------   ------------   ------------
Total Contractual Cash
Obligations                  $  478,281   $    10,419   $     10,413   $    435,914   $     21,535
--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
                                         AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
--------------------------------------------------------------------------------------------------
                               Total
       Commercial             Amounts      Less Than
       Commitments           Committed       1 Year     1 to 3 Years   4 to 5 Years   Over 5 Years
--------------------------   ----------   -----------   ------------   ------------   ------------
Standby Letters of Credit    $    1,889   $     1,829   $         60   $          -   $          -
--------------------------   ----------   -----------   ------------   ------------   ------------
Performance Bonds                40,753        31,757          8,986             10              -
--------------------------   ----------   -----------   ------------   ------------   ------------
Total Commercial
Commitments                  $   42,642   $    33,586   $      9,046   $         10   $          -
--------------------------------------------------------------------------------------------------

Municipal solid waste collection contracts may require performance bonds or other means of financial assurance to secure contractual performance. Certain environmental regulations also require demonstrated financial assurance to meet closure and post-closure requirements for landfills. We have experienced less availability of performance bonds for our current operations due to changes in the insurance industry. At March 31, 2002, we had provided customers and various regulatory authorities with surety in the aggregate amount of approximately $40.8 million to secure our obligations (exclusive of letters of credit backing certain municipal bond obligations). Our surety bond underwriter has provided us with a non-binding commitment to issue up to $50 million of performance bonds. This facility does not have a stated expiration date; however, individual performance bonds issued typically have expiration dates ranging from one to five years. If we are unable to obtain surety bonds or letters of credit in sufficient amounts or at acceptable rates, we could have difficulty retaining existing or entering into new municipal solid waste collection contracts or obtaining or retaining landfill operating permits.

For the three months ended March 31, 2002, net cash provided by operations was approximately $30.3 million. Of this, $7.7 million was provided by working capital for the period.

For the three months ended March 31, 2002, net cash used by investing activities was $41.1 million. Of this, $32.6 million was used to fund the cash portion of acquisitions and $1.1 million was used to fund increases in restricted cash. Cash used for capital expenditures was $9.0 million, which was primarily for investments in fixed assets, consisting primarily of trucks, containers and other equipment. Cash inflows from investing activities include $1.4 million received from the disposal of assets.

For the three months ended March 31, 2002, net cash provided by financing activities was $7.7 million, which was provided by $6.9 million of net borrowings under our various debt arrangements and $2.1 million of proceeds from stock option and warrant exercises, less $1.2 million of cash distributions to minority interest holders.

We made approximately $9.0 million in capital expenditures during the three months ended March 31, 2002. We expect to make capital expenditures of approximately $48 million in 2002 in connection with our existing business. We intend to fund our planned 2002 capital expenditures principally through existing cash, internally generated funds, and borrowings under our existing credit facility. In addition, we may make substantial additional capital expenditures in acquiring solid waste collection and disposal businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity. We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities. We believe that our credit facility and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future.

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

In December 1999, we entered into an interest rate swap with Fleet Boston Financial Corporation. Under the swap agreement, which was effective through December 2001, the interest rate on a $125 million LIBOR-based loan under the Credit Facility was effectively fixed with an interest rate of 6.1% plus an applicable margin. This rate remained at 6.1% if LIBOR was less than 7.0%. If LIBOR exceeded 7.0%, the interest rate under the swap agreement would increase one basis point for every LIBOR basis point above 7.0%.

In May 2000, we entered into another interest rate swap with Union Bank of California. Under the swap agreement, which was effective through December 2003, the interest rate on a separate $125 million LIBOR-based loan under the Credit Facility was effectively fixed with an interest rate of 7.0% plus an applicable margin.

In December 2000, we restructured both of those interest rate swap agreements, extending their maturity through December 2003 and removing their embedded option features. As of December 31, 2000, the Fleet Boston swap had a notional amount of $125 million at a fixed rate of 6.17% plus applicable margin and the Union Bank of California swap had a notional amount of $125 million at a fixed rate of 7.01% plus applicable margin. In March 2001, $110 million of the notional amount under the Union Bank of California swap was terminated because we used the proceeds from our Convertible Subordinated Notes offering to repay $110 million of the LIBOR loan, the cash flows of which this swap was designated as hedging.

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our market risk sensitive hedge positions and all other debt. Such an analysis is inherently limited in that it represents a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. We are exposed to cash flow risk due to changes in interest rates with respect to the $139.9 million remaining floating rate balance owed under our credit facility and floating rate municipal bond obligations of approximately $1.8 million associated with the tax-exempt bond financing for our Madera subsidiary. A one percentage point increase in interest rates on our variable-rate debt as of March 31, 2002 would decrease our annual pre-tax income by approximately $1.4 million. All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations.

We market a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals. We own and operate 18 recycling processing facilities and sell other collected recyclable materials to third parties for processing before resale. We often share the profits from our resale of recycled materials with other parties to our recycling contracts. For example, certain of our municipal recycling contracts in Washington, negotiated before we acquired those businesses, specify benchmark resale prices for recycled commodities. If the prices we actually receive for the processed recycled commodities collected under the contract exceed the prices specified in the contract, we share the excess with the municipality, after recovering any previous shortfalls resulting from actual market prices falling below the prices specified in the contract. To reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties. Although there can be no assurance of market recoveries in the event of a decline, because of the provisions within certain of our contracts that pass commodity risk along to the customers, we believe, given historical trends and fluctuations in the recycling commodities market, that a 10% decrease in average recycled commodity prices from the prices that were in effect at March 31, 2002 would not materially affect our cash flows or pre-tax income.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In January 2002, the Oklahoma Department of Environmental Quality Land Protection Division ("the Department") issued an order to Waste Connections requiring us to cease accepting more than 200 tons per day of out-of-state waste at our Red Carpet Landfill location in Oklahoma due to our alleged failure to file an approved disposal plan with the Department. Additionally, the Department assessed us fines totaling $220,000 for past violations related to accepting more than 200 tons per day of out-of-state waste prior to filing an approved disposal plan. We believe, based on advice from our legal counsel, that the order issued by the Department is without merit because we have properly complied with Oklahoma statutes related to disposal plan submission. Additionally, we believe that certain Oklahoma statutes provide an exemption from the disposal plan requirement if the landfill meets certain design, construction and operating requirements. We believe that our landfill meets such requirements. Therefore, we believe that any payment resulting from the order will not materially affect on our cash flows, financial condition or results of operations. We have continued to accept waste at our Red Carpet Landfill throughout this period.

Additionally, we are a party to various legal proceedings in the ordinary course of business and as a result of the extensive governmental regulation of the solid waste industry. Our management does not believe that these proceedings, either individually or in the aggregate, are likely to have a material adverse effect on our business, financial condition, operating results or cash flows.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2002, we issued warrants to purchase 41,500 shares of our common stock to three business development consultants as part of a compensation plan for services rendered. Each of these consultants is a sophisticated investor, familiar with our business and industry in which we operate. Each is also an "accredited investor" as defined in Rule 501(a) under the Securities Act, received copies of our most recent annual report to shareholders and the proxy statement accompanying that annual report, and had access to all of our reports filed with the Securities and Exchange Commission during our last fiscal year and the current year. Each was able to ask questions of our management concerning the terms of offering and to obtain additional information necessary to verify the accuracy of information to which they had access.. No general solicitation or advertising was used in connection with the issuance of the warrants. The warrants were issued with legends stating that they have not been registered under the Securities Act and setting forth restrictions on transfer. The warrants were issued in reliance on the exemptions from registration provided by Sections 3(b) and 4(2) of the Securities Act and Regulation D under that Act.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                   WASTE CONNECTIONS, INC.


Date:  May 14, 2002                BY:  /s/  Ronald J. Mittelstaedt
                                       ----------------------------------------
                                        Ron J. Mittelstaedt,
                                        President and Chief Executive Officer


Date:  May 14, 2002                BY:  /s/  Steven F. Bouck
                                       ----------------------------------------
                                        Steven F. Bouck,
                                        Executive Vice President and
                                         Chief Financial Officer