Form 10-Q
period 2002-06-30
WASTE CONNECTIONS INC/DE
filed 2002-08-13
CIK 1057058

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


         FOR THE QUARTER ENDED JUNE 30, 2002 COMMISSION FILE NO. 0-23981



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

        As of July 31, 2002:         27,807,690 Shares of Common Stock

================================================================================

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

  Condensed Consolidated Balance Sheets - December 31, 2001 and June 30, 2002

  Condensed Consolidated Statements of Income for the three and six months ended
    June 30, 2001 and 2002

  Condensed Consolidated Statements of Cash Flows for the six months ended
    June 30, 2001 and 2002

      Notes to Condensed Consolidated Financial Statements

Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations

Item 3 - Quantitative and Qualitative Disclosures About Market Risk


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Item 2 - Changes in Securities and Use of Proceeds

Item 4 - Submission of Matters to a Vote of Security Holders

Item 6 - Exhibits and Reports on Form 8-K

Signatures

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                             WASTE CONNECTIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                   DECEMBER 31,     JUNE 30,
                                                                       2001           2002
                                                                   -----------    -----------
ASSETS                                                                            (UNAUDITED)
Current assets:
     Cash and equivalents                                          $     7,279    $     5,151
     Accounts receivable, less allowance for doubtful
          accounts of $2,167 and $1,928 at December 31, 2001
          and June 30, 2002, respectively                               51,372         63,560
     Prepaid expenses and other current assets                           8,123          9,601
                                                                   -----------    -----------
           Total current assets                                         66,774         78,312

Property and equipment, net                                            465,806        549,087
Goodwill                                                               411,757        493,024
Intangible assets, net                                                  16,248         30,854
Other assets, net                                                       18,768         25,544
                                                                   -----------    -----------
                                                                   $   979,353    $ 1,176,821
                                                                   ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                              $    29,224    $    35,175
     Accrued liabilities                                                23,555         32,721
     Deferred revenue                                                   13,355         17,265
     Current portion of long-term debt and notes payable                 5,305          4,307
                                                                   -----------    -----------
            Total current liabilities                                   71,439         89,468

Long-term debt and notes payable                                       416,171        552,404
Other long-term liabilities                                             13,264         18,619
Deferred income taxes                                                   78,689         83,803
                                                                   -----------    -----------
           Total liabilities                                           579,563        744,294

Commitments and contingencies
Minority interests                                                      19,825         19,662

Stockholders' equity:
Preferred stock: $0.01 par value; 7,500,000 shares authorized;
     none issued and outstanding                                            --             --
Common stock: $0.01 par value; 50,000,000 shares authorized;
     27,423,669 and 27,801,658 shares issued and outstanding at
     December 31, 2001 and June 30, 2002, respectively                     274            278
Additional paid-in capital                                             316,594        323,773
Deferred stock compensation                                                 --           (958)
Retained earnings                                                       68,032         94,545
Unrealized loss on market value of interest rate swaps                  (4,935)        (4,773)
                                                                   -----------    -----------
      Total stockholders' equity                                       379,965        412,865
                                                                   -----------    -----------
                                                                   $   979,353    $ 1,176,821
                                                                   ===========    ===========

                             See accompanying notes.

                             WASTE CONNECTIONS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2002
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED               SIX MONTHS ENDED
                                                       JUNE 30,                        JUNE 30,
                                             ----------------------------    ----------------------------
                                                 2001            2002            2001            2002
                                             ------------    ------------    ------------    ------------
Revenues                                     $     93,967    $    128,091    $    179,081    $    233,833
Operating expenses:
     Cost of operations                            51,864          72,022          98,881         131,201
     Selling, general and administrative            8,400          12,465          15,059          21,855
     Depreciation and amortization                  8,704          10,085          16,896          18,113
     Loss on disposal of operations                 4,879            --             4,879            --
                                             ------------    ------------    ------------    ------------
Income from operations                             20,120          33,519          43,366          62,664

Interest expense                                   (7,643)         (7,921)        (15,245)        (15,426)
Other income (expense), net                           327            (181)         (6,145)           (581)
                                             ------------    ------------    ------------    ------------
Income before income tax provision and
  Minority interests                               12,804          25,417          21,976          46,657

Minority interests                                 (2,168)         (2,470)         (3,498)         (4,236)
                                             ------------    ------------    ------------    ------------
Income before income tax provision                 10,636          22,947          18,478          42,421

Income tax provision                               (4,238)         (8,605)         (7,368)        (15,908)
                                             ------------    ------------    ------------    ------------

Net income                                   $      6,398    $     14,342    $     11,110    $     26,513
                                             ============    ============    ============    ============

Basic earnings per common share              $       0.24    $       0.52    $       0.41    $       0.96
                                             ============    ============    ============    ============

Diluted earnings per common share            $       0.23    $       0.49    $       0.40    $       0.91
                                             ============    ============    ============    ============

Shares used in the per share calculations:
   Basic                                       27,067,906      27,723,136      26,953,148      27,676,913
                                             ============    ============    ============    ============

   Diluted                                     27,637,147      32,347,458      27,626,398      32,214,488
                                             ============    ============    ============    ============

                             See accompanying notes.

                             WASTE CONNECTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2002
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                               SIX MONTHS
                                                             ENDED JUNE 30,
                                                            2001         2002
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                               $  11,110    $  26,513
Adjustments to reconcile net income to
Net cash provided by operating activities:
     Loss on disposal of operations                          4,879         --
     Gain on sale of assets                                   --            (45)
     Depreciation                                           11,723       17,317
     Amortization of intangibles                             5,173          796
     Loss on termination of interest rate swap               6,337         --
     Minority interests                                      3,498        4,236
     Amortization of debt issuance costs and debt
       guarantee fees                                          635        1,031
     Early extinguishment of debt                              240         --
     Stock compensation                                       --            679
     Net change in operating assets and liabilities,
       net of acquisitions                                 (14,794)       9,780
                                                         ---------    ---------
Net cash provided by operating activities                   28,801       60,307
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Payments for acquisitions, net of cash acquired       (28,275)    (100,511)
     Capital expenditures for property and equipment       (15,886)     (24,929)
     Proceeds from disposal of assets                        2,869        1,875
     Decrease in other assets                                 (336)        (750)
                                                         ---------    ---------
Net cash used in investing activities                      (41,628)    (124,315)
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings                              185,021      300,000
     Principal payments on long-term debt                 (160,427)    (233,181)
     Termination of interest rate swap                      (6,337)        --
     Distributions to minority interest holders             (1,230)      (4,165)
     Proceeds from options and warrants                      4,640        5,604
     Debt issuance costs                                    (6,144)      (6,378)
                                                         ---------    ---------
Net cash provided by financing activities                   15,523       61,880
                                                         ---------    ---------

Net increase (decrease) in cash and equivalents              2,696       (2,128)
Cash and equivalents at beginning of period                  2,461        7,279
                                                         ---------    ---------
Cash and equivalents at end of period                    $   5,157    $   5,151
                                                         =========    =========

                             See accompanying notes.

                             WASTE CONNECTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
           (Dollars in thousands, except share and per share amounts)

1. BASIS OF PRESENTATION AND SUMMARY

The accompanying financial statements relate to Waste Connections, Inc. and its subsidiaries (the "Company") as of June 30, 2002 and for the three and six month periods ended June 30, 2001 and 2002. The consolidated financial statements of the Company include the accounts of Waste Connections, Inc. and its wholly-owned and majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

The Company's consolidated balance sheet as of June 30, 2002, the consolidated statements of income for the three and six months ended June 30, 2001 and 2002, and the consolidated statements of cash flows for the six months ended June 30, 2001 and 2002 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented. The consolidated financial statements presented herein should be read in conjunction with the Company's annual report on Form 10-K for the year 2001.

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

The Company fully adopted the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The Company tests goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. In 2002, the Company performed the first of the required impairment tests of goodwill and indefinite-lived intangible assets based on the carrying values as of January 1, 2002. As a result of performing the test for potential impairment, the Company determined that no impairment existed as of January 1, 2002 and therefore, it was not necessary to write down any of its goodwill or indefinite-lived intangible assets.

Net income for the three and six months ended June 30, 2001, adjusted for the nonamortization provisions of SFAS No. 142, was $8,137 and $14,521, respectively. Basic and diluted shares outstanding were 27,067,906 and 27,637,147, respectively, for the three months ended June 30, 2001 and 26,953,148 and 27,626,398, respectively, for the six months ended June 30, 2001. The Company expects application of the nonamortization provisions of SFAS No. 142 to result in an increase in pre-tax income of approximately $9,600 and an increase in net income of approximately $6,800 in 2002, based on goodwill amortization occurring in 2001 that will not occur in 2002. The Company estimates its 2002 earnings per share will be calculated using basic and diluted shares of 27.8 million and 32.4 million, respectively.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations", effective for fiscal years beginning after June 15, 2002. This Statement addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company's adoption of SFAS No. 143 is not expected to have a material effect on its financial statements.

Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of SFAS No. 144 did not have a material impact on the Company's financial statements and related disclosures.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Modifications to Reporting of Extinguishments of Debt and Accounting for Certain Capital Lease Modifications and Technical Corrections", effective for transactions occurring after May 15, 2002. SFAS No. 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items. SFAS No. 145 also requires that certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). The Company elected to adopt SFAS No. 145 early, which resulted in the reclassification from extraordinary items to other expenses of $240 of losses incurred during the six months ending June 30, 2001 resulting from early extinguishments of debt.

3. ACQUISITIONS

During the six months ended June 30, 2002, the Company acquired eleven non-hazardous solid waste collection businesses that were accounted for using the purchase method of accounting. Aggregate consideration, exclusive of debt assumed, for the acquisitions consisted of $100,511 in cash (net of cash acquired), $217 of notes issued to sellers and warrants valued at $102.

In connection with an acquisition occurring in 2002, the Company may be required to pay contingent consideration to certain former shareholders, subject to the occurrence of specified events. As of June 30, 2002, the estimated potential contingent payments relating to the 2002 acquisition totaled $2,000 in cash, and are to be earned if an expansion permit for an acquired landfill is obtained. The Company has not included any of the contingent consideration from the 2002 acquisition in these financial statements as it is too early in the contingency period to assess the probability of obtaining the expansion permit.

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

As of June 30, 2002, the Company had 19 acquisitions for which purchase price allocations were preliminary, mainly as a result of tax-related settlements. The Company believes the potential changes to its preliminary purchase price allocations will not have a material impact on its financial condition, results of operations or cash flows. A summary of the preliminary purchase price allocations for the acquisitions consummated in the six months ended June 30, 2002 is as follows:

Acquired assets:
    Accounts receivable                                      $    9,738
    Prepaid expenses and other current assets                       653
    Property and equipment                                       77,500
    Goodwill                                                     81,384
    Indefinite-lived intangible assets                            5,990
    Contracts                                                     8,630
    Non-competition agreements                                      665
Assumed liabilities:
    Deferred revenue                                             (3,859)
    Accounts payable                                             (6,187)
    Deferred taxes                                               (5,115)
    Debt and other liabilities assumed                          (68,569)
                                                            -----------
                                                            $   100,830
                                                            ===========

Goodwill acquired in the six months ended June 30, 2002 totaling $7,692 is expected to be deductible for tax purposes.

4. INTANGIBLE ASSETS

Intangible assets, exclusive of goodwill, consist of the following as of June 30, 2002:

                                        GROSS                   WEIGHTED-AVERAGE
                                      CARRYING    ACCUMULATED     AMORTIZATION
                                       AMOUNT    AMORTIZATION   PERIOD IN YEARS
                                       ------    ------------   ---------------
Amortizable intangible assets:
 Long-term franchise agreements
  and contracts                      $   12,014   $     (899)          26
 Non-competition agreements               3,523       (1,688)           5
 Other, net                               2,229         (529)          13
                                     ----------   ----------
                                     $   17,766   $   (3,116)
                                     ==========   ==========

Nonamortized intangible assets:
 Indefinite-lived intangible assets  $   16,204            -            -
                                     ==========   ==========

The amounts assigned to indefinite-lived intangible assets consist of the value of certain perpetual rights to provide solid waste collection and transportation services in specified territories. These indefinite-lived intangible assets were subject to amortization prior to the Company's adoption of SFAS No. 142.

Estimated future amortization expense for the next five years of amortizable intangible assets is as follows:

For the year ended December 31, 2002          $   1,224
For the year ended December 31, 2003              1,128
For the year ended December 31, 2004                991
For the year ended December 31, 2005                859
For the year ended December 31, 2006                703

5. LONG-TERM DEBT

In April 2002, Waste Connections issued Floating Rate Convertible Subordinated Notes due 2022 (the "Notes") with an aggregate principal amount of $175,000 in a Rule 144A private placement. The Notes are unsecured and rank pari passu with the Company's 5.5% Convertible Subordinated Notes due 2006 and junior to all other existing and future senior indebtedness, as defined in the indenture governing the Notes. The Notes bear interest at the 3-month LIBOR rate plus 50 basis points, payable quarterly.

The holders may surrender notes for conversion into common stock at a conversion price of $48.39 per share on or after August 1, 2002, but prior to the maturity date, only if any of the following conditions are satisfied: (a) the closing sale price per share for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter preceding the calendar quarter in which the conversion occurs is more than 110% of the conversion price per share on that thirtieth trading day; (b) during such period, if any, that the credit ratings assigned to the Notes by Moody's Investors Service, Inc. and Standard & Poor's Rating Group (the "Rating Agencies") are reduced below B3 or B-, respectively; (c) if neither Rating Agency is rating the Notes; (d) during the five business day period after any nine consecutive trading day period in which the trading price of the Notes (per $1,000 principal amount) for each day of such period is less than 95% of the product of the closing sale price of the Company's common stock multiplied by the number of shares issuable upon conversion of $1,000 principal amount of the Notes; (e) upon the occurrence of specified corporate transactions; or (f) if the Notes have been called for redemption and the redemption has not yet occurred.

The Company may redeem all or a portion of the Notes for cash at any time on or after May 7, 2006. Holders of the Notes may require the Company to purchase their Notes at a price of $1,000 per Note in cash plus accrued interest, if any, upon a change in control of the Company, as defined in the indenture, or on any of the following dates: May 1, 2009, May 1, 2012 and May 1, 2017.

The proceeds from the sale of the Notes were used to repay a portion of the outstanding indebtedness and related costs under the Company's credit facility and for general corporate purposes, including payment for an acquisition.


6. EARNINGS PER SHARE CALCULATION

The following table sets forth the numerator and denominator used in the computation of earnings per common share:

                                                       THREE MONTHS ENDED          SIX MONTHS ENDED
                                                            JUNE 30,                    JUNE 30,
                                                          -----------                 -----------
                                                       2001          2002          2001          2002
                                                   -----------   -----------   -----------   -----------
Numerator:
   Net income for basic earning per share          $     6,398   $    14,342   $    11,110   $    26,513
   Interest expense on convertible
     subordinated notes due 2006, net of tax
     effects                                              --           1,462          --           2,921
                                                   -----------   -----------   -----------   -----------
   Net income for diluted earnings per share       $     6,398   $    15,804   $    11,110   $    29,434
                                                   ===========   ===========   ===========   ===========

Denominator:
   Basic shares outstanding                         27,067,906    27,723,136    26,953,148    27,676,913
   Dilutive effect of convertible
     subordinated notes due 2006                          --       3,944,775          --       3,944,775
   Dilutive effect of options and warrants             569,241       679,547       673,250       592,800
                                                   -----------   -----------   -----------   -----------
   Diluted shares outstanding                       27,637,147    32,347,458    27,626,398    32,214,488
                                                   ===========   ===========   ===========   ===========

7.  COMPREHENSIVE INCOME

Comprehensive income includes changes in the fair value of interest rate swaps that qualify for hedge accounting. The difference between net income and comprehensive income for the three and six months ended June 30, 2001 and 2002 is as follows:

                                       THREE MONTHS             SIX MONTHS
                                      ENDED JUNE 30,          ENDED JUNE 30,
                                      --------------          --------------
                                      2001       2002         2001       2002
                                    --------   --------     --------   --------
Net income                          $  6,398   $ 14,342     $ 11,110   $ 26,513
Unrealized gain (loss) on interest
  rate swaps, net of tax benefit
  (expense) of $(155) and $491
  for the three months ended June
  30, 2001 and 2002,
  respectively, and $1,881 and
  $(345) for the six months ended
  June 30, 2001 and 2002,
  respectively                           233       (818)      (2,834)       162
                                    --------   --------     --------   --------
Comprehensive income                $  6,631   $ 13,524     $  8,276   $ 26,675
                                    ========   ========     ========   ========


The components of other comprehensive income and related tax effects for the three and six months ended June 30, 2001 and 2002 are as follows:

                                                      THREE MONTHS ENDED JUNE 30, 2001
                                                      --------------------------------
                                                    Gross       Tax effect    Net of tax
                                                    -----       ----------    ----------
Amounts reclassified into earnings                     603           241           362
Changes in fair value of interest rate swaps          (215)          (86)         (129)
                                                   -------       -------       -------
                                                   $   388       $   155       $   233
                                                   =======       =======       =======

                                                      THREE MONTHS ENDED JUNE 30, 2002
                                                      --------------------------------
                                                    Gross       Tax effect    Net of tax
                                                    -----       ----------    ----------
Amounts reclassified into earnings                 $ 1,573       $   590       $   983
Changes in fair value of interest rate swaps        (2,882)       (1,081)       (1,801)
                                                   -------       -------       -------
                                                   $(1,309)      $  (491)      $  (818)
                                                   =======       =======       =======

                                                       SIX MONTHS ENDED JUNE 30, 2001
                                                       ------------------------------
                                                    Gross       Tax effect    Net of tax
                                                    -----       ----------    ----------
Cumulative effect of accounting change             $(5,940)      $(2,370)      $(3,570)
Amounts reclassified into earnings                   1,013           404           609
Changes in fair value of interest rate swaps        (6,125)       (2,444)       (3,681)
Changes associated with current period swap
   transactions                                      6,337         2,529         3,808
                                                   -------       -------       -------
                                                   $(4,715)      $(1,881)      $(2,834)
                                                   =======       =======       =======

                                                       SIX MONTHS ENDED JUNE 30, 2002
                                                       ------------------------------
                                                    Gross       Tax effect    Net of tax
                                                    -----       ----------    ----------
Amounts reclassified into earnings                 $ 3,095       $ 1,161       $ 1,934
Changes in fair value of interest rate swaps        (2,588)         (816)       (1,772)
                                                   -------       -------       -------
                                                   $   507       $   345       $   162
                                                   =======       =======       =======

The estimated net amount of the existing losses as of June 30, 2002 (based on the interest rate yield curve at that date) included in accumulated other comprehensive income expected to be reclassified into pre-tax earnings as payments are made under the terms of the interest rate swap agreements within the next 12 months is approximately $6,092. The timing of actual amounts reclassified into earnings is dependent on future movements in interest rates.

8.  LEGAL PROCEEDINGS

In January 2002,the Oklahoma Department of Environmental Quality Land Protection Division (the "Department") issued an order to Waste Connections requiring the Company to cease accepting more than 200 tons per day of out-of-state waste at its Red Carpet Landfill in Oklahoma due to its alleged failure to obtain the Department's prior approval of a disposal plan for that waste. At that time, the Department assessed the Company a fine of $220 for past violations related to accepting more than 200 tons per day of out-of-state waste prior to obtaining the Department's approval of a disposal plan. While seeking the Department's approval of a disposal plan, the Company continued to accept more than 200 tons a day of out-of-state waste because it believed, based on the advice of legal counsel, that the Department did not have the legal right to require the Company to obtain its approval of a disposal plan prior to accepting more than 200 tons per day of out-of-state waste. In June 2002, the Department issued an amended order approving the Company's disposal plan subject to conditions and increasing the fine assessed against the Company to $2,160 because the Company continued to accept more than 200 tons per day of out of state waste prior to obtaining its approval of the Company's plan. The Company has objected to some of the conditions imposed in the order and has initiated litigation against the Department challenging this order. Based on the advice of its legal counsel, the Company believes that it will prevail in this litigation. Therefore, the Company believes that any payment resulting from the order will not materially affect its cash flows, financial condition or results of operations. As a result, the Company has not recorded a liability in connection with this order.

9. RESTRICTED STOCK PLAN

During the second quarter of 2002, the Company's Board of Directors adopted a restricted stock plan in which selected employees, other than officers and directors, may participate (the "2002 Restricted Stock Plan"). Restricted stock awards under the 2002 Restricted Stock Plan may or may not require a cash payment from a participant to whom an award is made and become free of the stated restrictions over periods determined at the date of the grant, subject to continuing employment. A total of 95,000 shares were reserved for issuance under the 2002 Restricted Stock Plan. During the second quarter of 2002, the Company issued 23,428 shares of restricted stock to selected employees. The fair value of the issued stock was $826 and will be amortized to expense over the three year restriction period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included elsewhere herein.

FORWARD LOOKING STATEMENTS

Certain information contained in this Quarterly Report on Form 10-Q, including, without limitation, information appearing under Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," is forward-looking in nature These statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should" or "anticipates" or the negative thereof or comparable terminology, or by discussions of strategy. Our business and operations are subject to a variety of risks and uncertainties and, consequently, actual results may materially differ from those projected by any forward-looking statements in this Quarterly Report on Form 10-Q. Factors that could cause actual results to differ from those projected include, but are not limited to, the following: (1) competition or unfavorable industry or economic conditions could lead to a decrease in demand for our services and/or to a decline in prices we realize for our services, (2) we depend in part on acquisitions for growth; we may be required to pay higher prices for acquisitions, and we may experience difficulty in integrating and deriving synergies from acquisitions, (3) we may not always have access to the additional capital that we require to execute our growth strategy or our cost of capital may increase, (4) governmental regulations may require increased capital expenditures or otherwise affect our business, (5) businesses that we acquire may have undiscovered liabilities, (6) we depend on large, long-term collection contracts, and (7) key members of senior management may depart and may be difficult or impossible to replace. These risks and uncertainties, as well as others, are discussed in greater detail in our other filings with the Securities and Exchange Commission. We make no commitment to revise or update any forward-looking statements to reflect events or circumstances after the date any such statement is made.

OVERVIEW

Waste Connections, Inc. is a regional, integrated solid waste services company that provides solid waste collection, transfer, disposal and recycling services in secondary markets located primarily in the Western U.S. As of June 30, 2002, we served more than 925,000 commercial, industrial and residential customers in Alabama, California, Colorado, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, New Mexico, Minnesota, Mississippi, Montana, Nebraska, Ohio, Oklahoma, Oregon, South Dakota, Tennessee, Texas, Utah, Washington, and Wyoming. As of that date, we owned 85 collection operations and operated or owned 40 transfer stations, 30 Subtitle D landfills and 19 recycling facilities.

We generally intend to pursue an acquisition-based growth strategy and as of June 30, 2002 had acquired 145 businesses since our inception in September 1997. We anticipate that a substantial part of our future growth will come from acquiring additional solid waste collection, transfer and disposal businesses and, therefore, we expect additional acquisitions could continue to affect period-to-period comparisons of our operating results.

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

Impairment of intangible assets. We periodically evaluate acquired businesses for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on regulatory factors, market conditions and operational performance of our acquired businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill or other intangibles associated with our acquired businesses are impaired. Any resulting impairment loss could have a material adverse effect on our financial condition and results of operations. As of June 30, 2002, goodwill and intangible assets represented 44.5% of our total assets.

Accounting for landfills. We amortize landfill permitting, acquisition and preparation costs using a units-of-production method as permitted airspace of the landfill is consumed. Landfill preparation costs include the costs of construction associated with excavation, liners, site berms and the installation of leak detection and leachate collection systems. In determining the amortization rate for a landfill, we include preparation costs in the total estimated costs to complete construction of the landfill's permitted capacity. We determine units-of-production amortization rates annually for our operating landfills.

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

GENERAL

Our revenues consist mainly of fees we charge customers for solid waste collection, transfer, disposal and recycling services. Our collection business also generates revenues from the sale of recyclable commodities, which have significant variability. A large part of our collection revenues comes from providing commercial, industrial and residential services. We frequently perform these services under service agreements or franchise agreements with counties or municipal contracts. Our existing franchise agreements and all of our existing municipal contracts give Waste Connections the exclusive right to provide specified waste services in the specified territory during the contract term. These exclusive arrangements are awarded, at least initially, on a competitive bid basis and subsequently on a bid or negotiated basis. We also provide residential collection services on a subscription basis with individual households. Approximately 50% of our revenues for the three and six months ended June 30, 2002 were derived from services provided under exclusive franchise agreements, long term municipal contracts and governmental certificates. Governmental certificates grant Waste Connections perpetual and exclusive collection rights in the covered areas. Contracts with counties and municipalities and governmental certificates provide relatively consistent cash flow during the terms of the contracts. Because we bill most residential customers quarterly, subscription agreements also provide a stable source of revenues for Waste Connections.

We charge transfer station and landfill customers a tipping fee on a per ton basis for disposing of their solid waste at the transfer stations and the landfill facilities we own and operate. Many of our transfer and landfill customers have entered into one to ten year disposal contracts with us, most of which provide for annual indexed price increases.

We typically determine the prices for our solid waste services by the collection frequency and level of service, route density, volume, weight and type of waste collected, type of equipment and containers furnished, the distance to the disposal or processing facility, the cost of disposal or processing, and prices charged by competitors for similar services. The terms of our contracts sometimes limit our ability to pass on price increases. Long-term solid waste collection contracts often contain a formula, generally based on a published price index that automatically adjusts fees to cover increases in some, but not all, operating costs.

Costs of operations include labor, fuel, equipment maintenance and tipping fees paid to third party disposal facilities, worker's compensation and vehicle insurance, the cost of materials we purchase for recycling, third party transportation expense, district and state taxes and host community fees and royalties. As of June 30, 2002, Waste Connections owned and/or operated 40 transfer stations, which reduce our costs by allowing us to use collection personnel and equipment more efficiently and by consolidating waste to reduce transportation costs to remote sites and gain more favorable disposal rates that may be available for larger quantities of waste.

Selling, general and administrative ("SG&A") expenses include management, clerical and administrative compensation overhead costs associated with our marketing and sales force, professional services and community relations expense.

Depreciation expense includes depreciation of fixed assets over their estimated useful lives using the straight-line method. Prior to January 1, 2002, amortization expense included the amortization of goodwill (for businesses acquired prior to July 1, 2001) and other intangible assets using the straight-line method. As discussed more fully below, beginning January 1, 2002, goodwill and indefinite-lived intangible assets are no longer amortized.

Waste Connections capitalizes some third-party expenditures related to pending acquisitions or development projects, such as legal, engineering and interest expenses. We expense indirect acquisition costs, such as executive and corporate overhead, public relations and other corporate services, as we incur them. We charge against net income any unamortized capitalized expenditures and advances (net of any portion that we believe we may recover, through sale or otherwise) that relate to any operation that is permanently shut down and any pending acquisition or landfill development project that we believe will not be completed. We routinely evaluate all capitalized costs, and expense those related to projects that we believe are not likely to succeed. During the three and six months ended June 30, 2002, we did not capitalize interest related to landfill and transfer station development projects. At June 30, 2002, we had $0.2 million in capitalized expenditures relating to pending acquisitions and $1.1 million of capitalized expenditures related to landfill development projects seeking to obtain permits for new landfill disposal sites.

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

We adopted the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. In 2001, we recognized $7.4 million of tax deductible goodwill amortization expense and $2.2 million of non-tax deductible goodwill amortization expense. We expect application of the nonamortization provisions of SFAS No. 142 to result in an increase in pre-tax income of approximately $9.6 million and an increase in net income of approximately $6.8 million in 2002, based on goodwill amortization occurring in 2001 that will not occur in 2002. We estimate our 2002 earnings per share will be calculated using basic and diluted shares of 27.8 million and 32.4 million, respectively. We are required to test goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. In 2002, we performed the first of the required impairment tests of goodwill and indefinite-lived intangible assets based on the carrying values as of January 1, 2002. As a result of performing the test for potential impairment, we determined that no impairment existed as of January 1, 2002 and therefore, it was not necessary to write down any of our goodwill or indefinite-lived intangible assets. We will continue to perform the potential impairment test on an annual basis, beginning in the fourth quarter of 2002.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations", effective for fiscal years beginning after June 15, 2002. This Statement addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We do not expect the adoption of SFAS No. 143 to have a material effect on our financial statements.

Effective January 1, 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of SFAS No. 144 did not materially affect our financial statements and related disclosures.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Modifications to Reporting of Extinguishments of Debt and Accounting for Certain Capital Lease Modifications and Technical Corrections", effective for transactions occurring after May 15, 2002. SFAS No. 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items. SFAS No. 145 also requires that certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). We elected to adopt SFAS No. 145 early, which resulted in the reclassification from extraordinary items to other expenses of $240 of losses incurred during the six months ending June 30, 2001 resulting from early extinguishments of debt.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2002

The following table sets forth items in Waste Connections' consolidated statement of operations as a percentage of revenues for the periods indicated.

                                   THREE MONTHS ENDED        SIX MONTHS ENDED
                                         JUNE 30,                 JUNE 30,
                                  --------------------     --------------------
                                    2001        2002         2001        2002
                                  --------    --------     --------    --------
Revenues                             100.0%      100.0%       100.0%      100.0%
Cost of operations                    55.2        56.2         55.2        56.1
Selling, general and
    administrative expenses            8.9         9.7          8.4         9.3
Depreciation and
    amortization expense               9.3         7.9          9.5         7.8
Loss on disposal of operations         5.2        --            2.7        --
                                  --------    --------     --------    --------

Operating income                      21.4        26.2         24.2        26.8

Interest expense, net                 (8.1)       (6.2)        (8.5)       (6.6)
Other expense, net                     0.3        (0.2)        (3.4)       (0.3)
Minority interests                    (2.3)       (1.9)        (2.0)       (1.8)
Income tax expense                    (4.5)       (6.7)        (4.1)       (6.8)
                                  --------    --------     --------    --------
Net income                             6.8%       11.2%         6.2%       11.3%
                                  ========    ========     ========    ========

Revenues. Total revenues increased $34.1 million, or 36.3%, to $128.1 million for the three months ended June 30, 2002 from $94.0 million for the three months ended June 30, 2001. Revenues earned in the three months ended June 30, 2002 from acquisitions closed throughout the balance of 2001 and the first six months of 2002 totaled $28.1 million. The remaining increase was attributable to selected price increases and growth in the existing business.

Revenues for the six months ended June 30, 2002 increased $54.7 million, or 30.6%, to $233.8 million from $179.1 million for the six months ended June 30, 2001. Revenues earned in the six months ended June 30, 2002 from acquisitions closed throughout the balance of 2001 and the first six months of 2002 totaled $44.4 million. The remaining increase was attributable to selected price increases and growth in the existing business.

Cost of Operations. Total cost of operations increased $20.1 million, or 38.9%, to $72.0 million for the three months ended June 30, 2002 from $51.9 million for the three months ended June 30, 2001. Cost of operations for the six months ended June 30, 2002 increased $32.3 million, or 32.7%, to $131.2 million from $98.9 million for the six months ended June 30, 2001. The increases were primarily attributable to acquisitions closed over the balance of 2001 and the first six months of 2002, growth in our existing business and higher insurance costs.

Cost of operations as a percentage of revenues increased 1.0 percentage point to 56.2% for the three months ended June 30, 2002 from 55.2% for the three months ended June 30, 2001. Cost of operations as a percentage of revenues for the six months ended June 30, 2002 increased 0.9 percentage points to 56.1% from 55.2% for the six months ended June 30, 2001. The increases as a percentage of revenues were primarily attributable to the mix of revenues associated with acquisitions closed over the balance of 2001 and the first six months of 2002, which had operating margins below our company average, and higher insurance costs, partially offset by greater integration of collection volumes into landfills we own or operate.

SG&A. SG&A expenses increased $4.1 million, or 48.4%, to $12.5 million for the three months ended June 30, 2002 from $8.4 million for the three months ended June 30, 2001. SG&A expenses for the six months ended June 30, 2002 increased $6.8 million, or 45.1%, to $21.9 million from $15.1 million for the six months ended June 30, 2001. Our SG&A expenses for the three and six months ended June 30, 2002 increased from the prior year periods as a result of additional personnel from acquisitions closed over the balance of 2001 and the first six months of 2002, additional corporate, regional and district level overhead and the incurrence of $1.3 million of employment expenses associated with the termination of our search for a chief operating officer and the hiring of two new corporate officers. During the three months ended June 30, 2001, we recognized $0.9 million of expenses related to the termination of negotiations and due diligence for a large potential acquisition.

SG&A as a percentage of revenues increased 0.8 percentage points to 9.7% for the three months ended June 30, 2002 from 8.9% for the three months ended June 30, 2001. SG&A as a percentage of revenues for the six months ended June 30, 2002 increased 0.9 percentage points to 9.3% from 8.4% for the six months ended June 30, 2001. The increases in SG&A as a percentage of revenues resulted from additional corporate, regional and district level overhead to accommodate our current and future growth and the incurrence of $1.3 million of employment expenses associated with the termination of our search for a chief operating officer and the hiring of two new corporate officers. The $1.3 million of employment expense increased SG&A as a percentage of revenues 1.0 and 0.5 percentage points for the three and six months ended June 30, 2002, respectively. The overall increases were partially offset by the recognition during the three months ended June 30, 2001 of $0.9 million of expenses related to the termination of negotiations and due diligence for a large potential acquisition.

Depreciation and Amortization. Depreciation and amortization expense increased $1.4 million, or 15.9%, to $10.1 million for the three months ended June 30, 2002 from $8.7 million for the three months ended June 30, 2001. Depreciation and amortization expenses for the six months ended June 30, 2002 increased $1.2 million, or 7.2%, to $18.1 million from $16.9 million for the six months ended June 30, 2001. The increases resulted primarily from increased depletion due to higher volumes of waste disposed at our landfills and depreciation and depletion associated with acquisitions closed over the balance of 2001 and the first six months of 2002, partially offset by decreased amortization expense from not amortizing goodwill during the three months and six months ended June 30, 2002, due to the application of the nonamortization provisions of SFAS No. 142. Total goodwill amortization expense recognized in the three and six months ended June 30, 2001 was $2.4 million and $4.8 million, respectively. No goodwill amortization expense was recognized in the three and six months ended June 30, 2002.

Depreciation and amortization as a percentage of revenues decreased 1.4 percentage points to 7.9% for the three months ended June 30, 2002 from 9.3% for the three months ended June 30, 2001. Depreciation and amortization as a percentage of revenues for the six months ended June 30, 2002 decreased 1.7 percentage points to 7.8% from 9.5% for the six months ended June 30, 2001. The decreases in depreciation and amortization as a percentage of revenues were the result of applying the nonamortization provisions of SFAS No. 142, partially offset by increased depletion due to higher volumes of waste disposed at our landfills. Goodwill amortization expense as a percentage of revenues for the three and six months ended June 30, 2001 was 2.5% and 2.7%, respectively.

Loss on Disposal of Operations. During the three months ended June 30, 2001, we sold some of our Utah operations that were deemed to no longer be of strategic importance. We recognized a non-cash pre-tax loss of $4,879 from this sale.

Operating Income. Operating income increased $13.4 million, or 66.6%, to $33.5 million for the three months ended June 30, 2002 from $20.1 million for the three months ended June 30, 2001. Operating income for the six months ended June 30, 2002 increased $19.3 million, or 44.5%, to $62.7 million from $43.4 million for the six months ended June 30, 2001. The increases were primarily attributable to the growth in revenues, applying the nonamortization provisions of SFAS No. 142 and the prior year loss associated with the disposal of some of our Utah operations, partially offset by higher operating costs, depreciation and SG&A expenses.

Operating income as a percentage of revenues increased 4.8 percentage points to 26.2% for the three months ended June 30, 2002 from 21.4% for the three months ended June 30, 2001. Operating income as a percentage of revenues for the six months ended June 30, 2002 increased 2.6 percentage points to 26.8% from 24.2% for the six months ended June 30, 2001. The increases in operating income as a percentage of revenues were attributable to applying the nonamortization provisions of SFAS No. 142 and not incurring losses on the disposal of operations, partially offset by declines in gross margins, higher depreciation expenses and an increase in SG&A expenses as a percentage of revenues.

Interest Expense. Interest expense increased $0.3 million, or 3.6%, to $7.9 million for the three months ended June 30, 2002 from $7.6 million for the three months ended June 30, 2001. Interest expense for the six months ended June 30, 2002 increased $0.2 million, or 1.2%, to $15.4 million from $15.2 million for the six months ended June 30, 2001. The increases were primarily attributable to higher debt levels incurred to fund our acquisitions, partially offset by lower interest rates on our revolving credit facility and our replacing a portion of the borrowings under our revolving credit facility with lower interest subordinated debt obligations.

Other Income (Expense). Other income (expense) decreased to an expense total of ($0.2) million for the three months ended June 30, 2002 from an income total of $0.3 million for the three months ended June 30, 2001. Other expense decreased to an expense total of ($0.6) million for the six months ended June 30, 2002 from an expense total of ($6.1) million for the six months ended June 30, 2001. The primary component of the net expense for the six months ended June 30, 2001 was $6.3 million of expenses resulting from cash payments for the early termination of an interest rate swap. During the first quarter of 2001, we determined that the debt, the specific cash flows of which an interest rate swap was designated as hedging, would be repaid prior to its due date from the net proceeds of our convertible subordinated debt offering; therefore, it was probable that the future variable interest payments under the related debt (the hedged transactions) would not occur. The remaining components of other income (expense) for these periods were gains and losses incurred on the disposal of certain assets.

Minority Interests. Minority interests increased $0.3 million, or 13.9%, to $2.5 million for the three months ended June 30, 2002, from $2.2 million for the three months ended June 30, 2001. The increase for the three months ended June 30, 2002 was due to increased earnings by our majority-owned subsidiaries.

Minority interests increased $0.7 million, or 21.1%, to $4.2 million for the six months ended June 30, 2002, from $3.5 million for the six months ended June 30, 2001. The increase for the six months ended June 30, 2002 is attributable to increased earnings by our majority-owned subsidiaries, as well as our owning majority interests in those entities, acquired in February 2001, for the entire six months ended June 30, 2002, compared to owning them for approximately five months of the six month period ended June 30, 2001.

Provision for Income Taxes. Income taxes increased $4.4 million, or 103.0%, to $8.6 million for the three months ended June 30, 2002, from $4.2 million for the three months ended June 30, 2001. Income taxes increased $8.5 million, or 115.9%, to $15.9 million for the six months ended June 30, 2002, from $7.4 million for the six months ended June 30, 2001. These increases were due to increased pre-tax earnings, partially offset by a 1.5 percentage point reduction in our effective tax rate due to the elimination of non-deductible goodwill. The effective income tax rate for the three and six months ended June 30, 2002 was 37.5%, which is above the federal statutory rate of 35.0% primarily due to state and local taxes.

Net Income. Net income increased $7.9 million, or 124.2%, to $14.3 million for the three months ended June 30, 2002, from $6.4 million for the three months ended June 30, 2001. The increase was primarily attributable to increased operating income and the prior year loss associated with the disposal of some of our Utah operations, partially offset by increases in interest expense, income tax expense, other expense and minority interests.

Net income increased $15.4 million, or 138.6%, to $26.5 million for the six months ended June 30, 2002, from $11.1 million for the six months ended June 30, 2001. The increase was primarily attributable to increased operating income and prior year losses associated with the disposal of some of our Utah operations and the termination of interest rate swaps, partially offset by increases in interest expense, income tax expense and minority interests.


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

As of June 30, 2002, we had a working capital deficit of $11.2 million, including cash and equivalents of $5.2 million. Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements to reduce our indebtedness under our bank revolving credit facility and to minimize our cash balances.

We have a $435 million revolving credit facility with a syndicate of banks for which Fleet Boston Financial Corp. acts as agent (the "Credit Facility"). As of June 30, 2002, we had an aggregate of $188.5 million outstanding under the Credit Facility, and the interest rate on outstanding borrowings, including unused credit fees and amortization of debt issuance costs, under the Credit Facility was approximately 8.5%. The Credit Facility allows us to issue up to $40 million in stand-by letters of credit, which reduce the amount of total borrowings available under the Credit Facility. As of June 30, 2002, we had $17.6 million of outstanding letters of credit issued under the Credit Facility. Virtually all of our assets, including our interest in the equity securities of our subsidiaries, secure our obligations under the Credit Facility. The Credit Facility matures in 2005 and bears interest at a rate per annum equal to, at our discretion, either the Fleet National Bank Base Rate plus applicable margin, or the Eurodollar Rate plus applicable margin. The Credit Facility places certain business, financial and operating restrictions on Waste Connections relating to, among other things, incurring additional indebtedness, investments, acquisitions, asset sales, mergers, dividends, distributions, and repurchases and redemption of capital stock. The Credit Facility also contains covenants requiring that specified financial ratios and balances be maintained. As of June 30, 2002, we are in compliance with these covenants. The Credit Facility also requires the lenders' approval of acquisitions in certain circumstances. We use the Credit Facility for acquisitions, capital expenditures, working capital, standby letters of credit and general corporate purposes.

During April 2002, we sold $175 million of Floating Rate Convertible Subordinated Notes due 2022 (the "Notes"). The Notes bear interest at the 3-month LIBOR rate plus 50 basis points, payable quarterly. The Notes are unsecured and rank pari passu with our 5.5% Convertible Subordinated Notes due 2006 and junior to all existing and future senior indebtedness, as defined in the indenture governing the Notes. Upon the incurrence of certain conditions, the Notes are convertible into common stock at 20.6654 shares per $1,000 principal amount of notes. No change in the available borrowing capacity under our Credit Facility or material covenants resulted from our issuance of the Notes. Proceeds from the sale of the Notes were used to repay a portion of the outstanding indebtedness and related costs under our credit facility and for general corporate purposes.

As of June 30, 2002, we had the following contractual obligations and commercial commitments (in thousands):

                                                          PAYMENTS DUE BY PERIOD
--------------------------- ------------------------------------------------------------------------------
  Contractual Obligations        Total      Less Than 1 Year   1 to 3 Years   4 to 5 Years   Over 5 Years
--------------------------- -------------- ------------------ -------------- -------------- --------------
Long-Term Debt               $    556,711    $       4,307      $    7,725     $  342,764     $  201,915
--------------------------- -------------- ------------------ -------------- -------------- --------------
Operating Leases                    7,098            1,433           2,506          1,779          1,380
--------------------------- -------------- ------------------ -------------- -------------- --------------
Unconditional Purchase
Obligations                         3,052            3,052               -              -              -
--------------------------- -------------- ------------------ -------------- -------------- --------------
Total Contractual Cash
Obligations                  $    566,861    $       8,792      $   10,231     $  344,543     $  203,295
--------------------------- -------------- ------------------ -------------- -------------- --------------


                                                 AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
----------------------------- -------------------------------------------------------------------------------
                               Total Amounts
  Commercial Commitments         Committed     Less Than 1 Year   1 to 3 Years   4 to 5 Years   Over 5 Years
----------------------------- --------------- ------------------ -------------- -------------- --------------
Standby Letters of Credit       $    17,608       $     17,608      $       -      $      -       $      -
----------------------------- --------------- ------------------ -------------- -------------- --------------
Performance Bonds                    50,334             45,661          4,663            10              -
----------------------------- --------------- ------------------ -------------- -------------- --------------
Total Commercial Commitments    $    67,942       $     63,269      $   4,663      $     10       $      -
----------------------------- --------------- ------------------ -------------- -------------- --------------

Municipal solid waste collection contracts may require performance bonds or other means of financial assurance to secure contractual performance. Certain environmental regulations also require demonstrated financial assurance to meet closure and post-closure requirements for landfills. We have experienced less availability of performance bonds for our current operations due to changes in the insurance industry. At June 30, 2002, we had provided customers and various regulatory authorities with surety in the aggregate amount of approximately $50.3 million to secure our obligations (exclusive of letters of credit backing certain municipal bond obligations). Our current surety bond underwriters have provided us with non-binding commitments to issue up to $50 million of performance bonds. This facility does not have a stated expiration date; however, individual performance bonds issued typically have expiration dates ranging from one to five years. If we are unable to increase the maximum commitment by our surety bond underwriters, obtain surety bonds through new underwriters, or obtain letters of credit in sufficient amounts or at acceptable rates, we could have difficulty retaining existing or entering into new municipal solid waste collection contracts or obtaining or retaining landfill operating permits.

For the six months ended June 30, 2002, net cash provided by operations was approximately $60.3 million. Of this, $9.8 million was provided by working capital for the period.

For the six months ended June 30, 2002, net cash used by investing activities was $124.3 million. Of this, $100.5 million was used to fund the cash portion of acquisitions. Cash used for capital expenditures was $24.9 million, which was primarily for investments in fixed assets, consisting primarily of trucks, containers, landfill development and other equipment. Cash inflows from investing activities include $1.9 million received from the disposal of assets.

For the six months ended June 30, 2002, net cash provided by financing activities was $61.9 million, which was provided by $66.8 million of net borrowings under our various debt arrangements and $5.6 million of proceeds from stock option and warrant exercises, less $4.2 million of cash distributions to minority interest holders and $6.4 million of debt issuance costs.

We made approximately $24.9 million in capital expenditures during the six months ended June 30, 2002. We expect to make capital expenditures of approximately $48 million in 2002 in connection with our existing business. We intend to fund our planned 2002 capital expenditures principally through existing cash, internally generated funds, and borrowings under our existing credit facility. In addition, we may make substantial additional capital expenditures in acquiring solid waste collection and disposal businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity. We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities. We believe that our credit facility and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future.

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

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our market risk sensitive hedge positions and all other debt. Such an analysis is inherently limited in that it represents a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. We are exposed to cash flow risk due to changes in interest rates with respect to the $48.5 million remaining floating rate balance owed under our credit facility, $175 million of our Floating Rate Convertible Subordinated Notes due 2022, $12.3 million of floating rate debt under various notes payable to third parties and floating rate municipal bond obligations of approximately $8.9 million. A one percentage point increase in interest rates on our variable-rate debt as of June 30, 2002 would decrease our annual pre-tax income by approximately $2.4 million. All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations.

We market a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals. We own and operate 19 recycling processing facilities and sell other collected recyclable materials to third parties for processing before resale. We often share the profits from our resale of recycled materials with other parties to our recycling contracts. For example, certain of our municipal recycling contracts in Washington, negotiated before we acquired those businesses, specify benchmark resale prices for recycled commodities. If the prices we actually receive for the processed recycled commodities collected under the contract exceed the prices specified in the contract, we share the excess with the municipality, after recovering any previous shortfalls resulting from actual market prices falling below the prices specified in the contract. To reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties. Although there can be no assurance of market recoveries in the event of a decline, because of the provisions within certain of our contracts that pass commodity risk along to the customers, we believe, given historical trends and fluctuations in the recycling commodities market, that a 10% decrease in average recycled commodity prices from the prices that were in effect at June 30, 2002 would not materially affect our cash flows or pre-tax income.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In January 2002,the Oklahoma Department of Environmental Quality Land Protection Division (the "Department") issued an order to Waste Connections requiring us to cease accepting more than 200 tons per day of out-of-state waste at our Red Carpet Landfill in Oklahoma due to our alleged failure to obtain the Department's prior approval of a disposal plan for that waste. At that time, the Department assessed Waste Connections a fine of $0.2 million for past violations related to accepting more than 200 tons per day of out-of-state waste prior to obtaining the Department's approval of a disposal plan. While seeking the Department's approval of a disposal plan, we continued to accept more than 200 tons a day of out-of-state waste because we believed, based on the advice of our legal counsel, that the Department did not have the legal right to require us to obtain its approval of a disposal plan prior to accepting more than 200 tons per day of out-of-state waste. In June 2002, the Department issued an amended order approving our disposal plan subject to conditions and increasing the fine assessed against us to $2.2 million because we continued to accept more than 200 tons per day of out of state waste prior to obtaining its approval of our plan. We have objected to some of the conditions imposed in the order and have initiated litigation against the Department challenging this order. Based on the advice of our legal counsel, we believe that we will prevail in this litigation. Therefore, we believe that any payment resulting from the order will not materially affect our cash flows, financial condition or results of operations. As a result, we have not recorded a liability in connection with this order.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2002, we issued warrants to purchase 500 shares of our common stock to a business development consultant as part of a compensation plan for services rendered. This consultant is a sophisticated investor, familiar with our business and industry in which we operate. The consultant is also an "accredited investor" as defined in Rule 501(a) under the Securities Act, received copies of our most recent annual report to shareholders and the proxy statement accompanying that annual report, and had access to all of our reports filed with the Securities and Exchange Commission during our last fiscal year and the current year. The consultant was able to ask questions of our management concerning the terms of offering and to obtain additional information necessary to verify the accuracy of information to which he had access. No general solicitation or advertising was used in connection with the issuance of the warrants. The warrants were issued with legends stating that they have not been registered under the Securities Act and setting forth restrictions on transfer. The warrants were issued in reliance on the exemptions from registration provided by Sections 3(b) and 4(2) of the Securities Act and Regulation D under that Act.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of stockholders was held on May 16, 2002.

Robert H. Davis was elected as director by the votes indicated:

           Total Votes For:                22,656,579

           Total Votes Withheld:            1,137,248

           Total Votes Instructed:              2,380

Eugene V. Dupreau was elected as director by the votes indicated:

           Total Votes For:                22,658,359

           Total Votes Withheld:            1,135,468

           Total Votes Instructed:              2,380

The terms for Messrs. Davis and Dupreau expire on the date of the annual meeting in 2005.

The following proposals were also adopted at the annual meeting by the votes indicated:

To ratify the appointment of Ernst & Young LLP as Independent Auditors for Waste Connections for the year 2002:

           Total Votes For:                23,204,624

           Total Votes Against:               564,057

           Total Votes Abstained:              25,146

To approve the adoption of the 2002 Senior Management Equity Incentive Plan:

           Total Votes For:                13,315,150

           Total Votes Against:             8,121,527

           Total Votes Abstained:           2,357,150


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits:

     Exhibit
     Number    Description of Exhibits
     ------    -----------------------

      4.1* Form of Note for Waste Connections, Inc.'s Floating Rate Convertible Subordinated Notes Due 2022

      4.2* Indenture between Waste Connections, Inc., as Issuer, and State Street Bank and Trust Company of California, N.A., as Trustee, dated as of April 30, 2002

      4.3* Purchase Agreement between Waste Connections, Inc. and Deutsche Bank Securities Inc. dated April 26, 2002

      4.4* Registration Rights Agreement between Waste Connections, Inc. and Deutsche Bank Securities Inc. dated as of April 30, 2002

     10.1      Employment Agreement between Waste Connections, Inc. and Kenneth
               O. Rose

     10.2      Employment Agreement between Waste Connections, Inc. and Robert
               D. Evans

     10.3**    Waste Connections, Inc. 2002 Senior Management Equity Incentive
               Plan

     99.1      Certificate of Chief Executive Officer and Chief Financial
               Officer

    *Incorporated by reference to the exhibits to Waste Connections, Inc.'s registration statement on Form S-3 (No. 333-97231).

   **Incorporated by reference to the exhibit to Waste Connections, Inc.'s registration statement on Form S-8 (No. 333-83172).

b.   Reports on Form 8-K:

     On April 24, 2002, we filed a report on Form 8-K reporting our sale of $150 million principal amount of Floating Rate Convertible Subordinated Notes due 2022 in a private placement, with an option to issue up to an additional $25 million of notes.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                     WASTE CONNECTIONS, INC.


Date:  August 13, 2002               BY:   /s/ Ronald J. Mittelstaedt
                                          --------------------------------------
                                          Ron J. Mittelstaedt,
                                          President and Chief Executive Officer


Date:  August 13, 2002               BY:   /s/ Steven F. Bouck
                                          --------------------------------------
                                          Steven F. Bouck,
                                          Executive Vice President and Chief
                                          Financial Officer