Form 10-Q
period 2002-09-30
WASTE CONNECTIONS INC/DE
filed 2002-11-12
CIK 1057058

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


FOR THE QUARTER ENDED SEPTEMBER 30, 2002             COMMISSION FILE NO. 0-23981


                             WASTE CONNECTIONS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                                    DELAWARE
         --------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)


                                   94-3283464
                      ------------------------------------
                      (I.R.S. Employer Identification No.)



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

         As of October 31, 2002:    27,944,389 Shares of Common Stock

================================================================================

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         Condensed Consolidated Balance Sheets -
         December 31, 2001 and September 30, 2002

         Condensed Consolidated Statements of Income for the three and nine months ended September
         30, 2001 and 2002

         Condensed Consolidated Statements of Cash
         Flows for the nine months ended September 30, 2001 and 2002

         Notes to Condensed Consolidated Financial Statements


Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations


Item 3 - Quantitative and Qualitative Disclosures About Market Risk


Item 4 - Controls and Procedures





PART II - OTHER INFORMATION


Item 1 - Legal Proceedings


Item 6 - Exhibits


Signatures


Certifications

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                             WASTE CONNECTIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                     DECEMBER 31,   SEPTEMBER 30,
                                                                         2001           2002
                                                                     -----------    -----------
ASSETS                                                                              (UNAUDITED)
Current assets:
     Cash and equivalents                                            $     7,279    $     5,638
     Accounts receivable, less allowance for doubtful
         accounts of $2,167 and $2,694 at December 31,
         2001 and September 30, 2002, respectively                        51,372         63,838
     Prepaid expenses and other current assets                             8,123          9,327
                                                                     -----------    -----------
         Total current assets                                             66,774         78,803

Property and equipment, net                                              465,806        563,789
Goodwill, net                                                            411,757        494,746
Intangible assets, net                                                    16,248         30,758
Other assets, net                                                         18,768         26,343
                                                                     -----------    -----------
                                                                     $   979,353    $ 1,194,439
                                                                     ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                $    29,224    $    38,615
     Accrued liabilities                                                  23,555         36,820
     Deferred revenue                                                     13,355         16,895
     Current portion of long-term debt and notes payable                   5,305          3,643
                                                                     -----------    -----------
         Total current liabilities                                        71,439         95,973

Long-term debt and notes payable                                         416,171        536,215
Other long-term liabilities                                               13,264         15,537
Deferred income taxes                                                     78,689         94,662
                                                                     -----------    -----------
         Total liabilities                                               579,563        742,387

Commitments and contingencies
Minority interests                                                        19,825         21,267

Stockholders' equity:
Preferred stock: $0.01 par value; 7,500,000 shares
     authorized; none issued and outstanding                                  --             --

Common stock: $0.01 par value; 50,000,000 shares authorized;
     27,423,669 and 27,926,855 shares issued and outstanding at
     December 31, 2001 and September 30, 2002, respectively                  274            279
Additional paid-in capital                                               316,594        326,413
Deferred stock compensation                                                 --             (859)
Retained earnings                                                         68,032        109,738
Unrealized loss on market value of interest rate swaps                    (4,935)        (4,786)
                                                                     -----------    -----------
         Total stockholders' equity                                      379,965        430,785
                                                                     -----------    -----------
                                                                     $   979,353    $ 1,194,439
                                                                     ===========    ===========

                             See accompanying notes

                             WASTE CONNECTIONS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                                     SEPTEMBER 30,                   SEPTEMBER 30,
                                             ----------------------------    ----------------------------
                                                 2001            2002            2001            2002
                                             ------------    ------------    ------------    ------------
Revenues                                     $     97,681    $    133,487    $    276,761    $    367,320
Operating expenses:
     Cost of operations                            54,820          75,148         153,945         206,349
     Selling, general and administrative            7,735          12,613          22,571          34,468
     Depreciation and amortization                  9,056          10,483          25,952          28,596
     Loss on disposal of operations                  --              --             4,879            --
                                             ------------    ------------    ------------    ------------
Income from operations                             26,070          35,243          69,414          97,907

Interest expense                                   (7,104)         (8,180)        (22,328)        (23,606)
Other expense, net                                    (93)           (162)         (6,237)           (743)
                                             ------------    ------------    ------------    ------------
Income before income tax provision and
  minority interests                               18,873          26,901          40,849          73,558

Minority interests                                 (1,871)         (2,585)         (5,370)         (6,821)
                                             ------------    ------------    ------------    ------------
Income before income tax provision                 17,002          24,316          35,479          66,737

Income tax provision                               (6,766)         (9,123)        (14,134)        (25,031)
                                             ------------    ------------    ------------    ------------
Net income                                   $     10,236    $     15,193    $     21,345    $     41,706
                                             ============    ============    ============    ============

Basic earnings per common share              $       0.38    $       0.55    $       0.79    $       1.51
                                             ============    ============    ============    ============

Diluted earnings per common share            $       0.37    $       0.51    $       0.77    $       1.43
                                             ============    ============    ============    ============

Shares used in the per share calculations:
   Basic                                       27,181,791      27,864,359      27,030,199      27,687,252
                                             ============    ============    ============    ============
   Diluted                                     31,706,633      32,410,607      27,672,388      32,224,692
                                             ============    ============    ============    ============

                             See accompanying notes.

                             WASTE CONNECTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 NINE MONTHS
                                                                             ENDED SEPTEMBER 30,
                                                                           ----------------------
                                                                             2001          2002
                                                                           ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                 $  21,345    $  41,706
Adjustments to reconcile net income to
net cash provided by operating activities:
     Loss on disposal of operations                                            4,879         --
    Loss (gain) on sale of assets                                                 42          (63)
    Depreciation                                                              18,149       27,547
    Amortization of intangibles                                                7,803        1,049
    Loss on termination of interest rate swap                                  6,337         --
    Deferred taxes                                                              --         10,859
    Minority interests                                                         5,370        6,821
    Amortization of debt issuance costs and debt guarantee fees                1,110        1,606
    Early extinguishment of debt                                                 240         --
    Stock compensation                                                          --            763
     Net change in operating assets and liabilities, net of acquisitions      (8,321)      11,594
                                                                           ---------    ---------
Net cash provided by operating activities                                     56,954      101,882
                                                                           ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Payments for acquisitions, net of cash acquired                         (46,672)    (107,076)
     Capital expenditures for property and equipment                         (26,719)     (41,495)
     Proceeds from disposal of assets                                          2,948        1,893
     Decrease in other assets                                                   (804)      (1,134)
                                                                           ---------    ---------
Net cash used in investing activities                                        (71,247)    (147,812)
                                                                           ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings                                                248,021      313,000
     Principal payments on long-term debt                                   (223,310)    (264,997)
     Termination of interest rate swap                                        (6,337)        --
     Distributions to minority interest holders                               (2,391)      (5,145)
     Proceeds from options and warrants                                        6,097        7,874
     Debt issuance costs                                                      (6,255)      (6,443)
                                                                           ---------    ---------
Net cash provided by financing activities                                     15,825       44,289
                                                                           ---------    ---------

Net increase (decrease) in cash and equivalents                                1,532       (1,641)
Cash and equivalents at beginning of period                                    2,461        7,279
                                                                           ---------    ---------
Cash and equivalents at end of period                                      $   3,993    $   5,638
                                                                           =========    =========

                             See accompanying notes.

                             WASTE CONNECTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
           (Dollars in thousands, except share and per share amounts)


1.  BASIS OF PRESENTATION AND SUMMARY

The accompanying financial statements relate to Waste Connections, Inc. and its subsidiaries (the "Company") as of September 30, 2002 and for the three and nine month periods ended September 30, 2001 and 2002. The consolidated financial statements of the Company include the accounts of Waste Connections, Inc. and its wholly-owned and majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

The Company's consolidated balance sheet as of September 30, 2002, the consolidated statements of income for the three and nine months ended September 30, 2001 and 2002, and the consolidated statements of cash flows for the nine months ended September 30, 2001 and 2002 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented. The consolidated financial statements presented herein should be read in conjunction with the Company's annual report on Form 10-K for the year 2001.

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

Net income for the three and nine months ended September 30, 2001, adjusted for the nonamortization provisions of SFAS No. 142, was $11,960 and $26,480, respectively. Basic and diluted shares outstanding were 27.2 million and 31.7 million, respectively, for the three months ended September 30, 2001 and 27.0 million and 27.7 million, respectively, for the nine months ended September 30, 2001. The Company expects application of the nonamortization provisions of SFAS No. 142 to result in an increase in pre-tax income of approximately $9,600 and an increase in net income of approximately $6,800 in 2002, based on goodwill amortization occurring in 2001 that will not occur in 2002. The Company estimates its 2002 earnings per share will be calculated using basic and diluted shares of 27.8 million and 32.4 million, respectively.

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

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Modifications to Reporting of Extinguishments of Debt and Accounting for Certain Capital Lease Modifications and Technical Corrections", effective for transactions occurring after May 15, 2002. SFAS No. 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items. SFAS No. 145 also requires that certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). The Company elected to adopt SFAS No. 145 early, which resulted in the reclassification from extraordinary items to other expenses of $240 of losses incurred during the nine months ending September 30, 2001 resulting from early extinguishments of debt.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", effective for transactions occurring after December 31, 2002. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The Company's adoption of SFAS No. 146 is not expected to have a material effect on its financial statements.

3.  ACQUISITIONS

During the nine months ended September 30, 2002, the Company acquired 13 non-hazardous solid waste collection businesses that were accounted for using the purchase method of accounting. Aggregate consideration, exclusive of debt assumed totaling $68,162, for the acquisitions consisted of $107,076 in cash (net of cash acquired), $2,217 of notes issued to sellers and warrants valued at $488.

In connection with an acquisition occurring in 2002, the Company may be required to pay contingent consideration to certain former shareholders, subject to the occurrence of specified events. As of September 30, 2002, the estimated potential contingent payments relating to the 2002 acquisition totaled $2,000 in cash, and are to be earned if an expansion permit for an acquired landfill is obtained. The Company has not included any of the contingent consideration from the 2002 acquisition in these financial statements as it is too early in the contingency period to assess the probability of obtaining the expansion permit.

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

As of September 30, 2002, the Company had 15 acquisitions for which purchase price allocations were preliminary, mainly as a result of tax-related settlements. The Company believes the potential changes to its preliminary purchase price allocations will not have a material impact on its financial condition, results of operations or cash flows. A summary of the preliminary purchase price allocations for the acquisitions consummated in the nine months ended September 30, 2002 is as follows:

Acquired assets:
    Accounts receivable                                          $     9,643
    Prepaid expenses and other current assets                            928
    Property and equipment                                            85,867
    Goodwill                                                          83,106
    Indefinite-lived intangible assets                                 5,990
    Contracts                                                          8,630
    Non-competition agreements                                           698
Assumed liabilities:
    Deferred revenue                                                  (4,302)
    Accounts payable                                                  (8,000)
    Deferred taxes                                                    (5,115)
    Debt and other liabilities assumed                               (67,664)
                                                                 -----------
                                                                 $   109,781
                                                                 ===========

Goodwill acquired in the nine months ended September 30, 2002 totaling $54,500 is expected to be deductible for tax purposes.

4.  INTANGIBLE ASSETS

Intangible assets, exclusive of goodwill, consist of the following as of September 30, 2002:

                                                 GROSS                    WEIGHTED-AVERAGE
                                               CARRYING    ACCUMULATED     AMORTIZATION
                                                AMOUNT     AMORTIZATION   PERIOD IN YEARS
                                             -----------   ------------   ---------------
Amortizable intangible assets:
  Long-term franchise agreements
    and contracts                            $    12,014   $      (836)          26
  Non-competition agreements                       3,556        (1,838)           5
  Other, net                                       2,353          (694)          11
                                             -----------   -----------
                                             $    17,923   $    (3,368)
                                             ===========   ===========
Nonamortized intangible assets:
  Indefinite-lived intangible assets         $    16,204           --             --
                                             ===========   ===========

The amounts assigned to indefinite-lived intangible assets consist of the value of certain perpetual rights to provide solid waste collection and transportation services in specified territories. These indefinite-lived intangible assets were subject to amortization prior to the Company's adoption of SFAS No. 142.

Estimated future amortization expense for the next five years of amortizable intangible assets is as follows:

For the year ended December 31, 2002                         $    1,361
For the year ended December 31, 2003                              1,144
For the year ended December 31, 2004                              1,033
For the year ended December 31, 2005                                959
For the year ended December 31, 2006                                816

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

The holders may surrender notes for conversion into common stock at a conversion price of $48.39 per share on or after August 1, 2002, but prior to the maturity date, only if any of the following conditions are satisfied: (a) the closing sale price per share of the Company's common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter preceding the calendar quarter in which the conversion occurs is more than 110% of the conversion price per share on that thirtieth trading day; (b) during such period, if any, that the credit ratings assigned to the Notes by Moody's Investors Service, Inc. and Standard & Poor's Rating Group (the "Rating Agencies") are reduced below B3 or B-, respectively; (c) if neither Rating Agency is rating the Notes; (d) during the five business day period after any nine consecutive trading day period in which the trading price of the Notes (per $1 principal amount) for each day of such period is less than 95% of the product of the closing sale price of the Company's common stock multiplied by the number of shares issuable upon conversion of $1 principal amount of the Notes; (e) upon the occurrence of specified corporate transactions; or (f) if the Notes have been called for redemption and the redemption has not yet occurred.

The Company may redeem all or a portion of the Notes for cash at any time on or after May 7, 2006. Holders of the Notes may require the Company to purchase their Notes at a price of $1 per Note in cash plus accrued interest, if any, upon a change in control of the Company, as defined in the indenture, or on any of the following dates: May 1, 2009, May 1, 2012 and May 1, 2017.

The proceeds from the sale of the Notes were used to repay a portion of the outstanding indebtedness and related costs under the Company's credit facility and for general corporate purposes, including payment for an acquisition.


6.  EARNINGS PER SHARE CALCULATION

The following table sets forth the numerator and denominator used in the computation of earnings per common share:

                                                  THREE MONTHS ENDED           NINE MONTHS ENDED
                                                     SEPTEMBER 30,               SEPTEMBER 30,
                                               -------------------------   -------------------------
                                                   2001          2002          2001          2002
                                               -----------   -----------   -----------   -----------
Numerator:
   Net income for basic earning per share      $    10,236   $    15,193   $    21,345   $    41,706
   Interest expense on convertible
     subordinated notes due 2006, net of tax
     effects                                         1,385         1,459          --           4,380
                                               -----------   -----------   -----------   -----------
   Net income for diluted earnings per share   $    11,621   $    16,652   $    21,345   $    46,086
                                               ===========   ===========   ===========   ===========

Denominator:
   Basic shares outstanding                     27,181,791    27,864,359    27,030,199    27,687,252
   Dilutive effect of convertible
     subordinated notes due 2006                 3,944,775     3,944,775          --       3,944,775
   Dilutive effect of options and warrants         580,067       601,473       642,189       592,665
                                               -----------   -----------   -----------   -----------
   Diluted shares outstanding                   31,706,633    32,410,607    27,672,388    32,224,692
                                               ===========   ===========   ===========   ===========

7.  COMPREHENSIVE INCOME

Comprehensive income includes changes in the fair value of interest rate swaps that qualify for hedge accounting. The difference between net income and comprehensive income for the three and nine months ended September 30, 2001 and 2002 is as follows:

                                                       THREE MONTHS ENDED           NINE MONTHS ENDED
                                                           SEPTEMBER 30,               SEPTEMBER 30,
                                                    -------------------------   -------------------------
                                                        2001          2002          2001          2002
                                                    -----------   -----------   -----------   -----------
Net income                                          $    10,236   $    15,193   $    21,345   $    41,706
Unrealized gain (loss) on interest
   rate swaps, net of tax benefit (expense)
   of $1,654 and $9 for the three months ended
   September 30, 2001 and 2002, respectively,
   and $3,531 and $(337) for the nine months
   ended September 30, 2001 and 2002,
   respectively                                          (2,503)          (13)       (5,341)          149
                                                    -----------   -----------   -----------   -----------
Comprehensive income                                $     7,733   $    15,180   $    16,004   $    41,855
                                                    ===========   ===========   ===========   ===========

The components of other comprehensive income and related tax effects for the three and nine months ended September 30, 2001 and 2002 are as follows:

                                                     THREE MONTHS ENDED SEPTEMBER 30, 2001
                                                    ---------------------------------------
                                                       Gross       Tax effect    Net of tax
                                                    -----------   -----------   -----------
Amounts reclassified into earnings                  $       906   $       361   $       545
Changes in fair value of interest rate swaps             (5,063)       (2,015)       (3,048)
                                                    -----------   -----------   -----------
                                                    $    (4,157)  $    (1,654)  $    (2,503)
                                                    ===========   ===========   ===========

                                                     THREE MONTHS ENDED SEPTEMBER 30, 2002
                                                    ---------------------------------------
                                                       Gross       Tax effect    Net of tax
                                                    -----------   -----------   -----------
Amounts reclassified into earnings                  $     1,588   $       595   $       992
Changes in fair value of interest rate swaps             (1,609)         (604)       (1,005)
                                                    -----------   -----------   -----------
                                                    $       (21)  $        (9)  $       (13)
                                                    ===========   ===========   ===========

                                                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                                    ---------------------------------------
                                                       Gross       Tax effect    Net of tax
                                                    -----------   -----------   -----------
Cumulative effect of accounting change              $    (5,940)  $    (2,364)  $    (3,576)
Amounts reclassified into earnings                        1,919           764         1,155
Changes in fair value of interest rate swaps            (11,188)       (4,453)       (6,735)
Changes associated with current period swap
   transactions                                           6,337         2,522         3,815
                                                    -----------   -----------   -----------
                                                    $    (8,872)  $    (3,531)  $    (5,341)
                                                    ===========   ===========   ===========

                                                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                                                    ---------------------------------------
                                                       Gross       Tax effect    Net of tax
                                                    -----------   -----------   -----------
Amounts reclassified into earnings                  $     4,683   $     1,756   $     2,927
Changes in fair value of interest rate swaps             (4,197)       (1,419)       (2,778)
                                                    -----------   -----------   -----------
                                                    $       486   $       337   $       149
                                                    ===========   ===========   ===========

The estimated net amount of the existing losses as of September 30, 2002 (based on the interest rate yield curve at that date) included in accumulated other comprehensive income expected to be reclassified into pre-tax earnings as payments are made under the terms of the interest rate swap agreements within the next 12 months is approximately $6,260. The timing of actual amounts reclassified into earnings is dependent on future movements in interest rates.

8.  LEGAL PROCEEDINGS

In January 2002, the Oklahoma Department of Environmental Quality Land Protection Division (the "Department") issued an order to the Company requiring it to cease accepting more than 200 tons per day of out-of-state waste at its Red Carpet Landfill in Oklahoma due to its alleged failure to obtain the Department's prior approval of a disposal plan for that waste. At that time, the Department assessed the Company a fine of $220 for past violations related to accepting more than 200 tons per day of out-of-state waste prior to obtaining the Department's approval of a disposal plan. While seeking the Department's approval of a disposal plan, the Company continued to accept more than 200 tons a day of out-of-state waste because it believed, based on the advice of legal counsel, that the Department did not have the legal right to require the Company to obtain its approval of a disposal plan prior to accepting more than 200 tons per day of out-of-state waste. In June 2002, the Department issued an amended order approving the Company's disposal plan subject to conditions and increasing the fine assessed against the Company to $2,160 because the Company continued to accept more than 200 tons per day of out of state waste prior to obtaining the Department's approval of the Company's plan. The Company has objected to some of the conditions imposed in the order and has initiated litigation against the Department challenging this order. Based on the advice of its legal counsel, the Company believes that it will prevail in this litigation. Therefore, the Company believes that any payment resulting from the order will not materially affect its cash flows, financial condition or results of operations. As a result, the Company has not recorded a liability in connection with this order.

Additionally, the Company is a party to various legal proceedings in the ordinary course of business and as a result of the extensive governmental regulation of the solid waste industry. The Company's management does not believe that these proceedings, either individually or in the aggregate, are likely to have a material adverse effect on its business, financial condition, operating results or cash flows.

9.  RESTRICTED STOCK PLAN

During the second quarter of 2002, the Company's Board of Directors adopted a restricted stock plan in which selected employees, other than officers and directors, may participate (the "2002 Restricted Stock Plan"). Restricted stock awards under the 2002 Restricted Stock Plan may or may not require a cash payment from a participant to whom an award is made and become free of the stated restrictions over periods determined at the date of the grant, subject to continuing employment. A total of 95,000 shares were reserved for issuance under the 2002 Restricted Stock Plan. During the nine months ended September 30, 2002, the Company issued 23,003 shares of restricted stock to selected employees. The fair value of the issued stock was $811 and will be amortized to expense over the three year restriction period.

10. SELF-INSURANCE LIABILITIES

During the third quarter of 2002, the Company increased its scope of self-insurance, becoming primarily self-insured for general liability and workers' compensation claims. Previously, the Company was primarily self-insured only for automobile and employee group health claims. The Company's self-insurance accruals are based on claims filed and estimates of claims incurred but not reported and are developed by the Company's management and by its third party claims administrator. The self-insurance accruals are influenced by the Company's past claims experience factors. If the Company experiences insurance claims or costs above or below its historically evaluated levels, its estimates could be materially affected. The frequency and amount of claims or incidents could vary significantly over a period of time, which could materially affect the Company's self-insurance liabilities. Additionally, the actual costs to settle the self-insurance liabilities could materially differ from the original estimates. At September 30, 2002, the Company's total accrual for self-insurance liabilities was $2,878.

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

OVERVIEW

Waste Connections, Inc. is a regional, integrated solid waste services company that provides solid waste collection, transfer, disposal and recycling services in secondary markets located primarily in the Western U.S. As of September 30, 2002, we served more than 925,000 commercial, industrial and residential customers in Alabama, California, Colorado, Georgia, Illinois, Iowa, Kansas, Kentucky, New Mexico, Minnesota, Mississippi, Montana, Nebraska, Ohio, Oklahoma, Oregon, South Dakota, Tennessee, Texas, Utah, Washington, and Wyoming. As of that date, we owned 86 collection operations and operated or owned 28 transfer stations, 31 Subtitle D landfills and 17 recycling facilities.

We generally intend to pursue an acquisition-based growth strategy and as of September 30, 2002 had acquired 147 businesses since our inception in September 1997. We anticipate that a substantial part of our future growth will come from acquiring additional solid waste collection, transfer and disposal businesses and, therefore, we expect additional acquisitions could continue to affect period-to-period comparisons of our operating results.

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

IMPAIRMENT OF INTANGIBLE ASSETS. We periodically evaluate acquired businesses for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on regulatory factors, market conditions, anticipated cash flows and operational performance of our acquired businesses.

Future events could cause us to conclude that impairment indicators exist and that goodwill or other intangibles associated with our acquired businesses are impaired. Any resulting impairment loss could reduce our net worth and have a material adverse effect on our financial condition and results of operations. Additionally, our credit agreement contains a covenant requiring us to maintain a minimum funded debt to capitalization ratio, and net worth is one of the components of capitalization. A reduction in net worth, therefore, if substantial, could limit the amount that we can borrow under our credit agreement and any failure to comply with the agreement could result in an event of default under the credit agreement. As of September 30, 2002, goodwill and intangible assets represented 44.0% of our total assets.

SELF-INSURANCE LIABILITIES. During the third quarter of 2002, we increased our scope of self-insurance, becoming primarily self-insured for general liability and workers' compensation claims. Previously, we were primarily self-insured only for automobile and employee group health claims. Our self-insurance accruals are based on claims filed and estimates of claims incurred but not reported and are developed by us and by our third party claims administrator. Our self-insurance accruals are influenced by our past claims experience factors. If we experience insurance claims or costs above or below our historically evaluated levels, our estimates could be materially affected. Our frequency and amount of claims or incidents could vary significantly over a period of time, which could materially affect our self-insurance liabilities. Additionally, the actual costs to settle our self-insurance liabilities could materially differ from our original estimates.

ACCOUNTING FOR LANDFILLS. We amortize certain costs at our landfills using a units-of-production method as permitted airspace of the landfill is consumed. Landfill closure and post-closure costs are recorded at net present value and accreted to reflect the passage of time. The accounting methods discussed below require us to make certain estimates and assumptions. Changes to these estimates and assumptions could have a material effect on our financial position and results of operations. Any changes to our estimates are applied prospectively.

o Landfill costs. Landfill development costs include the costs of construction associated with excavation, liners, site berms and the installation of methane gas monitoring probes, groundwater monitoring wells and leachate collection systems. We estimate the total costs associated with developing each landfill site to its final capacity. Total landfill costs include the development costs associated with "deemed" permitted airspace. Deemed permitted airspace is addressed below. Landfill development costs are dependent upon future events and thus actual costs could vary significantly from our estimates. Material differences between estimated and actual development costs will affect our cash flows by increasing our capital expenditures and affect our results of operations by increasing our landfill depletion expense.

o Closure and post-closure costs. We reserve for estimated closure and post-closure maintenance costs at the landfills we own and certain landfills that we operate. We could have additional material financial obligations relating to closure and post-closure costs of the other disposal facilities that we currently own or operate and that we may own or operate in the future. We calculate the net present value of the closure and post closure commitment assuming an inflation rate of 3% and a discount rate of 7.5%. We accrete discounted amounts previously recorded to reflect the passage of time. Significant reductions in our estimates of the remaining lives of our landfills or significant increases in our estimates of the landfill closure and post-closure maintenance costs could have a material adverse effect on our financial condition and results of operations.

o Disposal capacity. Our internal and third party engineers perform surveys at least annually to estimate the disposal capacity at our landfills. Our landfill depletion rates are based on the remaining disposal capacity, considering both permitted and deemed permitted airspace, at our landfills. Deemed permitted airspace consists of additional disposal capacity being pursued through means of an expansion. Deemed permitted airspace that meets certain internal criteria is included in our estimate of total landfill airspace. Our internal criteria to include deemed permitted airspace as disposal capacity is as follows:

     (1) The land where the expansion is being sought is contiguous to the current disposal site, and is either owned by us or we have a purchase option;
     (2) Total development costs and closure/post-closure costs have been determined;
     (3) Internal personnel have performed a financial analysis of the proposed expansion site and have determined that it has a positive financial and operational impact;
     (4) Internal or external personnel are actively working to obtain the necessary approvals to obtain the landfill expansion permit;

     (5) Obtaining the expansion is considered probable. For a pursued expansion to be considered probable, there must be no significant known technical, legal, community, business, or political restrictions or similar issues existing that could impair the success of the expansion; and
     (6)  The land where the expansion is being sought has the proper zoning.

     We may be unsuccessful in obtaining permits for disposal capacity that has been deemed permitted. If we are unsuccessful in obtaining permits for deemed permitted disposal capacity, we will charge the previously capitalized development costs to expense. This will adversely affect our operating results and cash flows and could result in greater landfill depletion expense being recognized on a prospective basis.


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

GENERAL

Our revenues consist mainly of fees we charge customers for solid waste collection, transfer, disposal and recycling services. Our collection business also generates revenues from the sale of recyclable commodities, which have significant variability. A large part of our collection revenues comes from providing commercial, industrial and residential services. We frequently perform these services under service agreements or franchise agreements with counties or municipal contracts. Our existing franchise agreements and all of our existing municipal contracts give the Company the exclusive right to provide specified waste services in the specified territory during the contract term. These exclusive arrangements are awarded, at least initially, on a competitive bid basis and subsequently on a bid or negotiated basis. We also provide residential collection services on a subscription basis with individual households. Approximately 50% of our revenues for the three and nine months ended September 30, 2002 were derived from market areas where services are provided predominantly under exclusive franchise agreements, long term municipal contracts and governmental certificates. Governmental certificates grant the Company perpetual and exclusive collection rights in the covered areas. Contracts with counties and municipalities and governmental certificates provide relatively consistent cash flow during the terms of the contracts. Because we bill most residential customers quarterly, subscription agreements also provide a stable source of revenues for the Company.

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

Costs of operations include labor, fuel, equipment maintenance and tipping fees paid to third party disposal facilities, worker's compensation and vehicle insurance, the cost of materials we purchase for recycling, third party transportation expense, district and state taxes and host community fees and royalties. As of September 30, 2002, the Company owned and/or operated 28 transfer stations, which reduce our costs by allowing us to use collection personnel and equipment more efficiently and by consolidating waste to reduce transportation costs to remote sites and gain more favorable disposal rates that may be available for larger quantities of waste.

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

The Company capitalizes some third-party expenditures related to pending acquisitions or development projects, such as legal, engineering and interest expenses. We expense indirect acquisition costs, such as executive and corporate overhead, public relations and other corporate services, as we incur them. We charge against net income any unamortized capitalized expenditures and advances (net of any portion that we believe we may recover, through sale or otherwise) that relate to any operation that is permanently shut down and any pending acquisition or landfill development project that we believe will not be completed. We routinely evaluate all capitalized costs, and expense those related to projects that we believe are not likely to succeed. During the three and nine months ended September 30, 2002, we capitalized $0.2 million of interest related to landfill development projects. At September 30, 2002, we had $0.2 million in capitalized expenditures relating to pending acquisitions.

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

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Modifications to Reporting of Extinguishments of Debt and Accounting for Certain Capital Lease Modifications and Technical Corrections", effective for transactions occurring after May 15, 2002. SFAS No. 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items. SFAS No. 145 also requires that certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). We elected to adopt SFAS No. 145 early, which resulted in the reclassification from extraordinary items to other expenses of $240 of losses incurred during the nine months ending September 30, 2001 resulting from early extinguishments of debt.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", effective for transactions occurring after December 31, 2002. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. Our adoption of SFAS No. 146 is not expected to have a material effect on our financial statements.

On October 7, 2002, approximately 55 employees who are represented by Teamsters Union local 313 commenced a strike at our facilities in Pierce County, Washington. We are operating with a crew of cross-overs and strike replacements. The employees have filed a petition to de-certify the union. In connection with this labor dispute, we expect to incur costs of approximately $1.0 million in the fourth quarter of 2002 relating to travel and costs for management assistance, replacement workers, security, legal expenses and other expenses.

On October 24, 2002, we withdrew the listing of our common stock from the Nasdaq National Market and began listing our common stock on the New York Stock Exchange. In connection with the listing of our common stock on the New York Stock Exchange, including legal and other expenses, we incurred expenses totaling approximately $0.3 million, which will be recognized during the fourth quarter of 2002.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002

The following table sets forth items in Waste Connections' consolidated statement of operations as a percentage of revenues for the periods indicated.

                                 THREE MONTHS ENDED    NINE MONTHS ENDED
                                    SEPTEMBER 30,         SEPTEMBER 30,
                                 -----------------     -----------------
                                   2001      2002        2001      2002
                                 -------   -------     -------   -------
Revenues                           100.0%    100.0%      100.0%    100.0%
Cost of operations                  56.1      56.3        55.6      56.2
Selling, general and
    administrative expenses          7.9       9.4         8.2       9.4
Depreciation and amortization
    expense                          9.3       7.9         9.4       7.8
Loss on disposal of operations       --        --          1.7       --
                                 -------   -------     -------   -------
Operating income                    26.7      26.4        25.1      26.6

Interest expense, net               (7.3)     (6.1)       (8.1)     (6.4)
Other expense, net                  (0.1)     (0.1)       (2.3)     (0.2)
Minority interests                  (1.9)     (2.0)       (1.9)     (1.8)
Income tax expense                  (6.9)     (6.8)       (5.1)     (6.8)
                                 -------   -------     -------   -------
Net income                          10.5%     11.4%        7.7%     11.4%
                                 =======   =======     =======   =======

REVENUES. Total revenues increased $35.8 million, or 36.7%, to $133.5 million for the three months ended September 30, 2002 from $97.7 million for the three months ended September 30, 2001. Revenues earned in the three months ended September 30, 2002 from acquisitions closed throughout the balance of 2001 and the first nine months of 2002 accounted for approximately 71% of the increase. The remaining increase in revenues for the third quarter of 2002 over the third quarter of 2001 was attributable to selected price increases and growth in our existing business.

Revenues for the nine months ended September 30, 2002 increased $90.6 million, or 32.7%, to $367.3 million from $276.7 million for the nine months ended September 30, 2001. Revenues earned in the nine months ended

September 30, 2002 from acquisitions closed throughout the balance of 2001 and the first nine months of 2002 accounted for approximately 77% of the increase. The remaining increase in revenues for the first nine months of 2002 over the first nine months of 2001 was attributable to selected price increases and growth in our existing business.

COST OF OPERATIONS. Total cost of operations increased $20.3 million, or 37.1%, to $75.1 million for the three months ended September 30, 2002 from $54.8 million for the three months ended September 30, 2001. Cost of operations for the nine months ended September 30, 2002 increased $52.4 million, or 34.0%, to $206.3 million from $153.9 million for the nine months ended September 30, 2001. The increases were primarily attributable to acquisitions closed over the balance of 2001 and the first nine months of 2002, growth in our existing business and higher insurance costs.

Cost of operations as a percentage of revenues increased 0.2 percentage points to 56.3% for the three months ended September 30, 2002 from 56.1% for the three months ended September 30, 2001. Cost of operations as a percentage of revenues for the nine months ended September 30, 2002 increased 0.6 percentage points to 56.2% from 55.6% for the nine months ended September 30, 2001. The increases as a percentage of revenues were primarily attributable to the mix of revenues associated with acquisitions closed over the balance of 2001 and the first nine months of 2002, which had operating margins below our company average, and higher insurance costs, partially offset by greater integration of collection volumes into landfills we own or operate.

SG&A. SG&A expenses increased $4.9 million, or 63.1%, to $12.6 million for the three months ended September 30, 2002 from $7.7 million for the three months ended September 30, 2001. SG&A expenses for the nine months ended September 30, 2002 increased $11.9 million, or 52.7%, to $34.5 million from $22.6 million for the nine months ended September 30, 2001. Our SG&A expenses for the three and nine months ended September 30, 2002 increased from the prior year periods as a result of additional personnel from acquisitions closed over the balance of 2001 and the first nine months of 2002, increased bad debt expense, increased legal expenses, higher insurance costs, additional corporate, regional and district level overhead, the incurrence of $1.3 million of employment expenses associated with the termination of our search for a chief operating officer and the hiring of two new corporate officers and the incurrence of a $0.4 million expense charge associated with the early termination of our corporate headquarters property lease. During the nine months ended September 30, 2001, we recognized $0.9 million of expenses related to the termination of negotiations and due diligence for a large potential acquisition.

SG&A as a percentage of revenues increased 1.5 percentage points to 9.4% for the three months ended September 30, 2002 from 7.9% for the three months ended September 30, 2001. SG&A as a percentage of revenues for the nine months ended September 30, 2002 increased 1.2 percentage points to 9.4% from 8.2% for the nine months ended September 30, 2001. The increases in SG&A as a percentage of revenues resulted from additional corporate, regional and district level overhead to accommodate our current and future growth, increased bad debt expense, increased legal expenses, higher insurance costs, the incurrence of $1.3 million of employment expenses associated with the termination of our search for a chief operating officer and the hiring of two new corporate officers and the incurrence of a $0.4 million expense charge associated with the early termination of our corporate headquarter property lease. The increase for the nine months ended September 30, 2002 were partially offset by the recognition during 2001 of $0.9 million of expenses related to the termination of negotiations and due diligence for a large potential acquisition.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $1.4 million, or 15.8%, to $10.5 million for the three months ended September 30, 2002 from $9.1 million for the three months ended September 30, 2001. Depreciation and amortization expenses for the nine months ended September 30, 2002 increased $2.6 million, or 10.2%, to $28.6 million from $26.0 million for the nine months ended September 30, 2001. The increases resulted primarily from increased depletion due to higher volumes of waste disposed at our landfills and depreciation and depletion associated with acquisitions closed over the balance of 2001 and the first nine months of 2002, partially offset by decreased amortization expense from not amortizing goodwill during the three months and nine months ended September 30, 2002, due to the application of the nonamortization provisions of SFAS No. 142. Total goodwill amortization expense recognized in the three and nine months ended September 30, 2001 was $2.4 million and $7.2 million, respectively. No goodwill amortization expense was recognized in the three and nine months ended September 30, 2002.

Depreciation and amortization as a percentage of revenues decreased 1.4 percentage points to 7.9% for the three months ended September 30, 2002 from 9.3% for the three months ended September 30, 2001. Depreciation and amortization as a percentage of revenues for the nine months ended September 30, 2002 decreased 1.6 percentage points to 7.8% from 9.4% for the nine months ended September 30, 2001. The decreases in depreciation and amortization as a percentage of revenues were the result of applying the nonamortization provisions of SFAS No. 142, partially offset by increased depletion due to higher volumes of waste disposed at our landfills. Goodwill amortization expense as a percentage of revenues for the three and nine months ended September 30, 2001 was 2.5% and 2.6%, respectively.

LOSS ON DISPOSAL OF OPERATIONS. During the three months ended June 30, 2001, we sold some of our Utah operations that were deemed to no longer be of strategic importance. We recognized a non-cash pre-tax loss of $4.9 million from this sale.

OPERATING INCOME. Operating income increased $9.1 million, or 35.2%, to $35.2 million for the three months ended September 30, 2002 from $26.1 million for the three months ended September 30, 2001. Operating income for the nine months ended September 30, 2002 increased $28.5 million, or 41.0%, to $97.9 million from $69.4 million for the nine months ended September 30, 2001. The increases were primarily attributable to the growth in revenues, applying the nonamortization provisions of SFAS No. 142 and the prior year loss associated with the disposal of some of our Utah operations, partially offset by higher operating costs, depreciation and SG&A expenses.

Operating income as a percentage of revenues decreased 0.3 percentage points to 26.4% for the three months ended September 30, 2002 from 26.7% for the three months ended September 30, 2001. The decrease in operating income as a percentage of revenues for this period was attributable to declines in gross margins, higher depreciation expenses and an increase in SG&A expenses as a percentage of revenues, partially offset by applying the nonamortization provisions of SFAS No. 142. A portion of the decline in gross margins was due to the inclusion of financial results from acquisitions which had lower average operating margins than our existing corporate average. Operating income as a percentage of revenues for the nine months ended September 30, 2002 increased
1.5 percentage points to 26.6% from 25.1% for the nine months ended September 30, 2001. The increase in operating income as a percentage of revenues for this period was attributable to applying the nonamortization provisions of SFAS No. 142 and not incurring losses on the disposal of operations, partially offset by declines in gross margins, higher depreciation expenses and an increase in SG&A expenses as a percentage of revenues.

INTEREST EXPENSE. Interest expense increased $1.1 million, or 15.1%, to $8.2 million for the three months ended September 30, 2002 from $7.1 million for the three months ended September 30, 2001. Interest expense for the nine months ended September 30, 2002 increased $1.3 million, or 5.7%, to $23.6 million from $22.3 million for the nine months ended September 30, 2001. The increases were primarily attributable to higher debt levels incurred to fund our acquisitions, partially offset by lower interest rates on our revolving credit facility and our replacing a portion of the borrowings under our revolving credit facility with lower interest subordinated debt obligations.

OTHER EXPENSE. Other income expense increased to $0.2 million for the three months ended September 30, 2002 from $0.1 million for the three months ended September 30, 2001. Other expense decreased to $0.7 million for the nine months ended September 30, 2002 from $6.2 million for the nine months ended September 30, 2001. The primary component of other expense for the nine months ended September 30, 2001 was $6.3 million of expenses resulting from cash payments for the early termination of an interest rate swap. During the first quarter of 2001, we determined that the debt, the specific cash flows of which an interest rate swap was designated as hedging, would be repaid prior to its due date from the net proceeds of our convertible subordinated debt offering; therefore, it was probable that the future variable interest payments under the related debt (the hedged transactions) would not occur. The remaining components of other expense for these periods were net losses incurred on the disposal of certain assets.

MINORITY INTERESTS. Minority interests increased $0.7 million, or 38.2%, to $2.6 million for the three months ended September 30, 2002, from $1.9 million for the three months ended September 30, 2001. The increase for the three months ended September 30, 2002 was due to increased earnings by our majority-owned subsidiaries.

Minority interests increased $1.4 million, or 27.0%, to $6.8 million for the nine months ended September 30, 2002, from $5.4 million for the nine months ended September 30, 2001. The increase for the nine months ended

September 30, 2002 is attributable to increased earnings by our majority-owned subsidiaries, as well as our owning majority interests in those entities, acquired in February 2001, for the entire nine months ended September 30, 2002, compared to owning them for approximately eight months of the nine month period ended September 30, 2001.

PROVISION FOR INCOME TAXES. Income taxes increased $2.3 million, or 34.8%, to $9.1 million for the three months ended September 30, 2002, from $6.8 million for the three months ended September 30, 2001. Income taxes increased $10.9 million, or 77.1%, to $25.0 million for the nine months ended September 30, 2002, from $14.1 million for the nine months ended September 30, 2001. These increases were due to increased pre-tax earnings, partially offset by a 1.5 percentage point reduction in our effective tax rate due to the elimination of non-deductible goodwill. The effective income tax rate for the three and nine months ended September 30, 2002 was 37.5%, which is above the federal statutory rate of 35.0% primarily due to state and local taxes.

NET INCOME. Net income increased $5.0 million, or 48.4%, to $15.2 million for the three months ended September 30, 2002, from $10.2 million for the three months ended September 30, 2001. The increase was primarily attributable to increased operating income, partially offset by increases in interest expense, income tax expense, other expense and minority interests.

Net income increased $20.4 million, or 95.4%, to $41.7 million for the nine months ended September 30, 2002, from $21.3 million for the nine months ended September 30, 2001. The increase was primarily attributable to increased operating income and prior year losses associated with the disposal of some of our Utah operations and the termination of interest rate swaps, partially offset by increases in interest expense, income tax expense and minority interests.

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

As of September 30, 2002, we had a working capital deficit of $17.2 million, including cash and equivalents of $5.6 million. Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements to reduce our indebtedness under our bank revolving credit facility and to minimize our cash balances.

We have a $435 million revolving credit facility with a syndicate of banks for which Fleet Boston Financial Corp. acts as agent (the "Credit Facility"). As of September 30, 2002, we had an aggregate of $172.5 million outstanding under the Credit Facility, and the interest rate on outstanding borrowings, including unused credit fees and amortization of debt issuance costs, under the Credit Facility was approximately 8.9%. The Credit Facility allows us to issue up to $40 million in stand-by letters of credit, which reduce the amount of total borrowings available under the Credit Facility. As of September 30, 2002, we had $21.5 million of outstanding letters of credit issued under the Credit Facility. Virtually all of our assets, including our interest in the equity securities of our subsidiaries, secure our obligations under the Credit Facility. The Credit Facility matures in 2005 and bears interest at a rate per annum equal to, at our discretion, either the Fleet National Bank Base Rate plus applicable margin, or the Eurodollar Rate plus applicable margin. The Credit Facility places certain business, financial and operating restrictions on the Company relating to, among other things, incurring additional indebtedness, investments, acquisitions, asset sales, mergers, dividends, distributions, and repurchases and redemption of capital stock. The Credit Facility also contains covenants requiring that specified financial ratios and balances be maintained. As of September 30, 2002, we are in compliance with these covenants. The Credit Facility also requires the lenders' approval of acquisitions in certain circumstances. We use the Credit Facility for acquisitions, capital expenditures, working capital, standby letters of credit and general corporate purposes.

During April 2002, we sold $175 million of Floating Rate Convertible Subordinated Notes due 2022 (the "Notes"). The Notes bear interest at the 3-month LIBOR rate plus 50 basis points, payable quarterly. The Notes are unsecured and rank pari passu with our 5.5% Convertible Subordinated Notes due 2006 and junior to all existing and future senior indebtedness, as defined in the indenture governing the Notes. Upon the incurrence of certain conditions, the Notes are convertible into common stock at
20.6654 shares per $1,000 principal amount of notes. No change in the available borrowing capacity under our Credit Facility or material covenants resulted from our issuance of the Notes. Proceeds from the sale of the Notes were used to repay a portion of the outstanding indebtedness and related costs under our credit facility and for general corporate purposes, including payment for an acquisition.

As of September 30, 2002, we had the following contractual obligations and commercial commitments (in thousands):

                             PAYMENTS DUE BY PERIOD
------------------------------------------------------------------------------------------------------------
                                           Less Than 1
 Contractual Obligations       Total           Year        1 to 3 Years      4 to 5 Years     Over 5 Years
-------------------------- ------------- --------------- ---------------- ----------------- ----------------
Long-Term Debt               $ 539,858     $   3,643        $  180,820        $  155,597       $  199,798
-------------------------- ------------- --------------- ---------------- ----------------- ----------------
Operating Leases                13,584         1,433             3,803             3,077            5,271
-------------------------- ------------- --------------- ---------------- ----------------- ----------------
Unconditional Purchase
Obligations                      1,526         1,526               --                --               --
-------------------------- ------------- --------------- ---------------- ----------------- ----------------
Total Contractual Cash
Obligations                  $ 554,968     $   6,602        $  184,623        $  158,674       $  205,069
-------------------------- ------------- --------------- ---------------- ----------------- ----------------


                   AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
------------------------------------------------------------------------------------------------------------
       Commercial          Total Amounts   Less Than 1
       Commitments           Committed         Year        1 to 3 Years      4 to 5 Years     Over 5 Years
-------------------------- ------------- --------------- ---------------- ----------------- ----------------

Standby Letters of Credit    $  21,515     $  21,119        $      396        $      --        $      --
-------------------------- ------------- --------------- ---------------- ----------------- ----------------
Performance Bonds            $  49,403     $  46,415        $    2,968        $       20              --
-------------------------- ------------- --------------- ---------------- ----------------- ----------------
Total Commercial
Commitments                  $  70,918     $  67,534        $    3,364        $       20       $      --
-------------------------- ------------- --------------- ---------------- ----------------- ----------------

Municipal solid waste collection contracts may require performance bonds or other means of financial assurance to secure contractual performance. Certain environmental regulations also require demonstrated financial assurance to meet closure and post-closure requirements for landfills. We have experienced less availability of performance bonds for our current operations due to changes in the insurance industry. At September 30, 2002, we had provided customers and various regulatory authorities with surety in the aggregate amount of approximately $49.4 million to secure our obligations (exclusive of letters of credit backing certain municipal bond obligations). Our current surety bond underwriters have provided us with non-binding commitments to issue up to $50 million of performance bonds. This facility does not have a stated expiration date; however, individual performance bonds issued typically have expiration dates ranging from one to five years. If we are unable to increase the maximum commitment by our surety bond underwriters, obtain surety bonds through new underwriters, or obtain letters of credit in sufficient amounts or at acceptable rates, we could have difficulty retaining existing or entering into new municipal solid waste collection contracts or obtaining or retaining landfill operating permits.

For the nine months ended September 30, 2002, net cash provided by operations was approximately $101.9 million. Of this, $11.6 million was provided by working capital for the period.

For the nine months ended September 30, 2002, net cash used by investing activities was $147.8 million. Of this, $107.1 million was used to fund the cash portion of acquisitions. Cash used for capital expenditures was $41.5 million, which was primarily for investments in fixed assets, consisting primarily of trucks, containers, landfill development and other equipment. Cash inflows from investing activities include $1.9 million received from the disposal of assets.

For the nine months ended September 30, 2002, net cash provided by financing activities was $44.3 million, which was provided by $48.0 million of net borrowings under our various debt arrangements and $7.9 million of proceeds from stock option and warrant exercises, less $5.1 million of cash distributions to minority interest holders and $6.4 million of debt issuance costs.

We made approximately $41.5 million in capital expenditures during the nine months ended September 30, 2002. We expect to make capital expenditures of approximately $54 million in 2002 in connection with our existing business. We intend to fund our planned 2002 capital expenditures principally through existing cash, internally generated funds, and borrowings under our existing credit facility. In addition, we may make substantial additional capital expenditures in acquiring solid waste collection and disposal businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity. We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities. We believe that our credit facility and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future.

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

In December 2000, we restructured both of those interest rate swap agreements, extending their maturity through December 2003 and removing their embedded option features. As of December 31, 2000, the Fleet Boston swap had a notional amount of $125 million at a fixed rate of 6.17% plus applicable margin and the Union Bank of California swap had a notional amount of $125 million at a fixed rate of 7.01% plus applicable margin. In March 2001, $110 million of the notional amount under the Union Bank of California swap was terminated because we used the proceeds from our 5.5% Convertible Subordinated Notes offering to repay $110 million of the LIBOR loan, the cash flows of which this swap was designated as hedging.

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our market risk sensitive hedge positions and all other debt. Such an analysis is inherently limited in that it represents a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. We are exposed to cash flow risk due to changes in interest rates with respect to the $32.5 million remaining floating rate balance owed under our credit facility, $175 million of our Floating Rate Convertible Subordinated Notes due 2022, $9.5 million of floating rate debt under various notes payable to third parties and floating rate municipal bond obligations of approximately $8.9 million. A one percentage point increase in interest rates on our variable-rate debt as of September 30, 2002 would decrease our annual pre-tax income by approximately $2.3 million. All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations.

We market a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals. We own and operate 19 recycling processing facilities and sell other collected recyclable materials to third parties for processing before resale. We often share the profits from our resale of recycled materials with other parties to our recycling contracts. For example, certain of our municipal recycling contracts in Washington, negotiated before we acquired those businesses, specify benchmark resale prices for recycled commodities. If the prices we actually receive for the processed recycled commodities collected under the contract exceed the prices specified in the contract, we share the excess with the municipality, after recovering any previous shortfalls resulting from actual market prices falling below the prices specified in the contract. To reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties. Although there can be no assurance of market recoveries in the event of a decline, because of the provisions within certain of our contracts that pass commodity risk along to the customers, we believe, given historical trends and fluctuations in the recycling commodities market, that a 10% decrease in average recycled commodity prices from the prices that were in effect at September 30, 2002 would not materially affect our cash flows or pre-tax income.


ITEM 4.  CONTROLS AND PROCEDURES

Within the 90 days prior to the filing of this report, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required .

There have been no significant changes (including corrective actions with regard to significant deficiencies and material weaknesses ) in the Company's internal controls or in other factors subsequent to the date the Company carried out its evaluation that could significantly affect these controls.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See "Legal Proceedings" in the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2002.

Additionally, we are a party to various legal proceedings in the ordinary course of business and as a result of the extensive governmental regulation of the solid waste industry. Our management does not believe that these proceedings, either individually or in the aggregate, are likely to have a material adverse effect on our business, financial condition, operating results or cash flows.



ITEM 6.  EXHIBITS

a. Exhibits:

   Exhibit
   Number     Description of Exhibits
   ------     -----------------------

    99.1      Certificate of Chief Executive Officer and Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                    WASTE CONNECTIONS, INC.


                                    BY: /s/  Ronald J. Mittelstaedt
                                        ------------------------------------
Date:  November 12, 2002                Ron J. Mittelstaedt,
                                        President and Chief Executive Officer





                                    BY: /s/  Steven F. Bouck
                                        --------------------------------------
Date:  November 12, 2002                Steven F. Bouck,
                                        Executive Vice President and Chief
                                        Financial Officer

                                 CERTIFICATIONS


I, Ronald J. Mittelstaedt, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Waste Connections, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002
                                          /s/ Ronald J. Mittelstaedt
                                          -------------------------------------
                                          Ron J. Mittelstaedt,
                                          President and Chief Executive Officer

I, Steven F. Bouck, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Waste Connections, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
                                          /s/ Steven F. Bouck
                                          ----------------------------------
                                          Steven F. Bouck,
                                          Executive Vice President and Chief
                                          Financial Officer