Form 10-K
period 2002-12-31
WASTE CONNECTIONS INC/DE
filed 2003-03-19
CIK 1057058

================================================================================

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                                       OR

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                           Commission File No. 0-28652


                             WASTE CONNECTIONS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                                94-3283464
--------------------------------------------------------------------------------
         (State or other jurisdiction                   (I.R.S. Employer
      of incorporation or organization)                  Identification)

             35 Iron Point Circle
                  Suite 200
              Folsom, California                             95630
--------------------------------------------------------------------------------
   (Address of principal executive offices)                (Zip Code)

                                 (916) 608-8200
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).   Yes [X]    No [ ]

Aggregate market value of voting stock held by non-affiliates of registrant as of June 28, 2002: $835,998,082

Number of shares of Common Stock outstanding as of February 28, 2003: 28,086,871

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.
================================================================================

                             WASTE CONNECTIONS, INC.
                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

   Item No.                                                                 Page
   --------                                                                 ----
   PART I
        1.     BUSINESS                                                       1
        2.     PROPERTIES                                                    20
        3.     LEGAL PROCEEDINGS                                             20
        4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                 HOLDERS                                                     20

   PART II
        5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND
                 RELATED STOCKHOLDER MATTERS                                 23
        6.     SELECTED FINANCIAL DATA                                       25
        7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                         26
        7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE
                 ABOUT MARKET RISK                                           39
        8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                   40
        9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE                         40

   PART III                                                                  73

   PART IV

       14.     CONTROLS AND PROCEDURES                                       73
       15.     EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS
                 ON FORM 8-K                                                 73

   SIGNATURES                                                                74
   CERTIFICATIONS                                                            75
   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS                           77
   EXHIBIT INDEX                                                             78

PART I

Forward Looking Statements

    Certain information contained in this Annual Report on Form 10-K, including, without limitation, information appearing under Item 1, "Business," and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," includes statements that are forward-looking in nature. These statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should" or "anticipates" or the negative thereof or comparable terminology, or by discussions of strategy. Our business and operations are subject to a variety of risks and uncertainties and, consequently, actual results may materially differ from those projected by any forward-looking statements in this Annual Report on Form 10-K. Factors that could cause actual results to differ from those projected include, but are not limited to: (1) competition or unfavorable industry or economic conditions could lead to a decrease in demand for our services and to a decline in prices we realize for our services, (2) we depend in part on acquisitions for growth, we may be required to pay higher prices for acquisitions and we may experience difficulty in integrating and deriving synergies from acquisitions, or finding acquisition targets suitable to our growth strategy, (3) we may not always have access to the additional capital that we require to execute our growth strategy or our cost of capital may increase, (4) governmental regulations may require increased capital expenditures or otherwise affect our business, (5) businesses that we acquire may have undiscovered liabilities, (6) large, long-term collection contracts on which we depend may not be replaced when they expire or are terminated, and (7) we are highly dependent on the services of our senior management, who would be difficult or impossible to replace. These risks and uncertainties, as well as others, are discussed in greater detail in our other filings with the Securities and Exchange Commission. We make no commitment to revise or update any forward-looking statements to reflect events or circumstances after the date any such statement is made.


ITEM 1.   BUSINESS

General

    Waste Connections, Inc., a Delaware corporation organized in 1997, is an integrated solid waste services company that provides solid waste collection, transfer, disposal and recycling services in mostly secondary markets in the Western, Midwestern and Southeastern U.S. We currently own and operate 90 collection operations, 23 transfer stations, 19 Subtitle D landfills, one construction and demolition landfill and 18 recycling facilities and operate, but do not own, an additional six transfer stations and ten Subtitle D landfills. We also own one Subtitle D landfill site which is permitted for operation, but not constructed as of December 31, 2002. As of December 31, 2002, we served more than one million commercial, industrial and residential customers in 22 states: Alabama, California, Colorado, Georgia, Illinois, Iowa, Kansas, Kentucky, Minnesota, Mississippi, Montana, Nebraska, New Mexico, Ohio, Oklahoma, Oregon, South Dakota, Tennessee, Texas, Utah, Washington, and Wyoming. Approximately 50% of our revenues are in exclusive markets, where the majority of revenues are from exclusive arrangements, including franchise agreements, long-term municipal contracts and governmental certificates.

    Acquisitions have been and are expected to continue to be an important component of our growth strategy. We have primarily targeted secondary markets of the Western, Midwestern and Southeastern U.S. because we believe that: (1) there is less competition in these markets from larger, better-capitalized solid waste services companies; (2) these markets have strong projected economic and population growth rates; (3) a large number of independent solid waste services companies suitable for acquisition by us are located in these markets; and (4) there is greater opportunity to enter into exclusive arrangements in these markets. In addition, our senior management team has extensive experience in acquiring, integrating and operating solid waste services businesses in these markets.

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

    Unless otherwise noted, all descriptions of our business in this Annual Report on Form 10-K are as of December 31, 2002.

Industry Background

    We estimate that the U.S. solid waste services industry generated revenues of approximately $40 billion in 2002. The solid waste services industry has undergone significant consolidation and integration since 1990. We believe that, particularly in the Western, Midwestern and Southeastern U.S., the following factors have primarily caused the consolidation and integration of the waste services industry:

- Increased Impact of Regulations. Stringent industry regulations, such as the Subtitle D regulations, have caused operating and capital costs to rise. Many smaller industry participants have found these costs difficult to bear and have decided to either close their operations or sell them to larger operators. In addition, Subtitle D requires more stringent engineering of solid waste landfills, and mandates liner systems, leachate collection, treatment and monitoring systems and gas collection and monitoring systems. These ongoing costs are combined with increased financial reserve requirements for solid waste landfill operators relating to closure and post-closure monitoring. As a result, the number of solid waste landfills is declining while the average size is increasing.

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

- Regulatory Framework in the Western U.S. In the Western U.S., waste collection services are provided largely under three types of contractual arrangements: certificates or permits, franchise agreements and municipal contracts. Certificates or permits, such as governmental certificates awarded to waste collection service providers in unincorporated areas and electing municipalities of Washington by the Washington Utilities and Transportation Commission (the "WUTC"), typically grant the certificate holder the exclusive and perpetual right to provide specific residential, commercial and industrial waste services in a territory at specified rates. See "G certificates" on page 7. Franchise agreements typically provide an exclusive service period of five to ten years or longer and specify the service territory, a broad range of services to be provided, and rates for the services. They also often give the service provider a right of first refusal to extend the term of the agreement. Municipal contracts typically provide a shorter service period and a more limited scope of services than franchise agreements and generally require competitive bidding at the end of the contract term. Unless customers within the areas covered by certain governmental certificates, franchise agreements and municipal contracts elect not to receive any waste collection services, they are required to pay collection fees to the company providing these services in their area. These exclusive rights and contractual arrangements create barriers to entry that can be overcome primarily through acquisitions of companies with such exclusive rights or contractual arrangements.

    Despite the ongoing consolidation, the solid waste services industry remains regional in nature and fragmented. Based on published industry sources, approximately 20% of the total revenues of the U.S. solid waste industry is accounted for by more than 5,000 private, predominantly small, collection and disposal businesses. We expect the current consolidation trends in the solid waste industry to continue, because many independent landfill and collection operators lack the capital resources, management skills and technical expertise necessary to comply with stringent environmental and other governmental regulations and to compete with larger, more efficient, integrated operators. In addition, many independent operators may wish to sell their businesses to achieve liquidity in their personal finances or as part of their estate planning. We believe that the fragmented nature of the industry offers significant consolidation and growth opportunities, especially in secondary markets of the Western, Midwestern and Southeastern U.S., for companies with disciplined acquisition programs, decentralized operating strategies and access to financial resources.

Strategy

    Our objective is to build a leading integrated solid waste services company in secondary markets located primarily in the Western, Midwestern and Southeastern U.S. We have developed a two-pronged strategy tailored to the competitive and regulatory factors that affect our markets.

    First, in markets where waste collection services are provided under exclusive arrangements, or where waste disposal is municipally funded or available at multiple municipal sources, we believe that controlling the waste stream by providing collection services under exclusive arrangements is often more important to our growth and profitability than owning or operating landfills. In addition, regulations in some Western U.S. markets dictate the disposal facility to be used. The large size of many western states increases the cost of interstate and long haul disposal, heightening the effects of regulations that direct waste disposal, which may make it more difficult for a landfill to obtain the disposal volume necessary to operate profitably. In markets with these characteristics, we believe that landfill ownership or vertical integration is not critical to our success.

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

- Expansion Through Acquisitions. We intend to expand the scope of our operations by continuing to acquire solid waste operations in new markets and in existing or adjacent markets that are combined with or "tucked in" to our existing operations. We focus our acquisition efforts on markets which we believe provide significant growth opportunities for a well-capitalized market entrant and where we can create economic and operational barriers to entry by new competitors. We believe that our experienced management, decentralized operating strategy, financial strength, size and public company status make us an attractive buyer to certain solid waste collection and disposal acquisition candidates. We have developed an acquisition discipline based on a set of financial, geographic and management criteria to evaluate opportunities. Once an acquisition is closed, we seek to integrate it and to minimize disruption to the ongoing operations of both Waste Connections and the acquired business.

    We intend to expand into new markets through acquisitions. We use an initial acquisition in a new market as an operating base and seek to strengthen the acquired operation's presence in that market by providing additional services, adding new customers and making "tuck-in" acquisitions. We next seek to broaden our regional presence by adding additional operations in markets adjacent to the new location. We believe that many suitable "tuck-in" acquisition opportunities exist within our current and targeted market areas that provide us with opportunities to increase our market share and route density.

OPERATING STRATEGY

- Decentralized Operations. We manage our operations on a decentralized basis. This places decision-making authority close to the customer, enabling us to identify customers' needs quickly and to address those needs in a cost-effective manner. We believe that decentralization provides a low-overhead, highly efficient operational structure that allows us to expand into geographically contiguous markets and operate in relatively small communities that larger competitors may not find attractive. We believe that this structure gives us a strategic competitive advantage, given the relatively rural nature of much of the Western, Midwestern and Southeastern U.S., and makes us an attractive buyer to many potential acquisition candidates.

- We currently deliver our services from approximately 112 operating locations which are grouped into four regions, Pacific Northwest, Western, Central and Eastern. We organized our business into these four regions on the basis of their respective geographic characteristics, interstate waste flow, revenue base, employee base, regulatory structure and acquisition opportunities.

    Each region has a Regional Vice President and a Regional Controller, reporting directly to the corporate management. They are responsible for operations and accounting in that region and supervise a regional staff.

- Our regions are divided into districts. Our district managers have autonomous service and decision-making authority for their districts and are responsible for maintaining service quality, promoting safety in their operations, implementing marketing programs, and overseeing day-to-day operations, including contract administration. District managers also help identify acquisition candidates and are responsible for integrating acquired businesses into our operations and obtaining the permits and other governmental approvals required for us to operate them.

- Operating Enhancements. We develop company-wide operating standards, which are tailored for each of our markets based on industry standards and local conditions. We implement cost controls and employee training and safety procedures, and establish a sales and marketing plan for each market. We use a wide area information system network, implement advanced management information systems and financial controls, and consolidate certain accounting, personnel functions, customer service, productivity reporting and dispatching systems. While regional management operates with a high degree of autonomy, our senior officers monitor regional and district operations and require adherence to our accounting, purchasing, marketing and internal control policies, particularly with respect to financial matters. Our executive officers regularly review the performance of district managers and operations. We believe that by establishing operating standards, closely monitoring performance and streamlining certain administrative functions, we can improve the profitability of existing operations.

    To improve an acquired business' operational productivity, administrative efficiency and profitability, we apply the same operating standards, information systems and financial controls to the acquired business that our existing operations employ. Moreover, if we can internalize the waste stream of acquired operations, we can further increase operating efficiencies and improve capital utilization. Where not restricted by exclusive agreements, contracts, permits or certificates, we also solicit new commercial, industrial and residential customers in areas within and surrounding the markets served by acquired collection operations, to further improve economies of scale and increase the volume of solid waste collected by the acquired operations.


SERVICES

COMMERCIAL, INDUSTRIAL AND RESIDENTIAL WASTE SERVICES

    We serve more than one million commercial, industrial and residential customers. Our services are generally provided under one of the following: a) governmental certificates, b) exclusive franchise agreements, c) exclusive municipal contracts, d) commercial and industrial service agreements, e) residential subscriptions and f) residential contracts.

    Governmental certificates, exclusive franchise agreements and exclusive municipal contracts grant us rights to provide services within specified areas at established rates. Governmental certificates are generally perpetual in duration. We currently have in excess of 610 municipal contracts and franchise agreements which vary in both size and duration. Generally, franchise agreements with counties tend to be larger and of longer duration than municipal contracts. Waste Connections is continuing to provide service under some municipal contracts that have expired, while new agreements are being negotiated. We do not expect that the loss of any current contracts in negotiation for renewal or likely to terminate in 2003 would have a material adverse affect on our revenues or cash flows. No individual contract or customer accounted for more than 5% of our total revenues for the year ended December 31, 2002.

    We provide commercial and industrial services, other than those we perform under governmental certificates, franchise agreements or municipal contracts, under agreements generally ranging from one to five years. We determine fees under these agreements by such factors as collection frequency, level of service, route density, the type, volume and weight of the waste collected, type of equipment and containers furnished, the distance to the disposal or processing facility, the cost of disposal or processing and prices charged in our markets for similar service. Collection of larger volumes associated with commercial and industrial waste streams generally helps improve our operating efficiencies, and consolidation of these volumes allows us to negotiate more favorable disposal prices. Our commercial and industrial customers use portable containers for storage, enabling us to service many customers with fewer collection vehicles. Commercial and industrial collection vehicles normally require one operator. We provide one to eight cubic yard containers to commercial customers, 10 to 50 cubic yard containers to industrial customers, and 30 to 96 gallon carts to residential customers. For an additional fee, we install stationary compactors that compact waste prior to collection on the premises of a substantial number of large volume customers.

    We provide residential waste services, other than those we perform under governmental certificates, franchise agreements or municipal contracts, under contracts with homeowners' associations, apartment owners or mobile home park operators, or on a subscription basis with individual households. We set base residential fees on a contract basis primarily on route density, the frequency and level of service, the distance to the disposal or processing facility, weight and type of waste collected, type of equipment and containers furnished, the cost of disposal or processing and prices charged by competitors in that market for similar services. Collection fees are paid either by the municipalities from tax revenues or directly by the residents receiving the services.

LANDFILLS

    Currently, solid waste landfills in the United States must be designed, permitted, operated, closed and maintained after closure in compliance with federal, state and local regulations pursuant to Subtitle D of the Resource Conservation and Recovery Act of 1976, as amended ("RCRA"). Operating a solid waste landfill includes excavating, constructing liners and final caps, continually spreading and compacting waste, covering waste with earth or other inert material at least once a day with the objective of maintaining sanitary conditions, using the airspace effectively and preparing the site so it can ultimately be used for other purposes.

    We seek to identify solid waste landfill acquisition candidates to achieve vertical integration in markets where the economic and regulatory environment makes landfill acquisitions attractive. In some markets, acquiring landfills provides opportunities to vertically integrate our collection, transfer and disposal operations while improving operating margins. When we have vertical integration, we eliminate third party disposal costs and generally are able to realize higher margins and stronger operating cash flows. The fees charged at disposal facilities, which are known as "tipping fees," are based on market factors and take into account the type and weight or volume of solid waste deposited and the type and size of the vehicles used in the transportation of the waste. We evaluate landfill acquisition candidates by determining, among other things whether access to the landfill is economically feasible from our existing market areas either directly or through transfer stations, the amount and disposal cost of waste we currently dispose of at a facility owned by a third party that could be diverted to the landfill acquisition candidate, the expected life of the landfill, the potential for expanding the landfill and the potential for material environmental liabilities at the landfill.

    We owned and operated 20 landfills and operated, but did not own, ten landfills at December 31, 2002. We also own one Subtitle D landfill site which is permitted for operation, but not constructed as of December 31, 2002. Currently, we own landfills in California, Colorado, Illinois, Kansas, Minnesota, Nebraska, New Mexico, Oklahoma, Oregon, Tennessee and Washington. We operate, but do not own, landfills in California, Colorado, Georgia, Mississippi, Nebraska and New Mexico. With the exception of one landfill located in Tennessee that only accepts construction and demolition waste, all landfills that we own or operate are Subtitle D landfills. For operating contracts, the owner of the property, generally a municipality, usually owns the permit and we operate the landfill for a contracted term, which may be the life of the landfill. The property owner is generally responsible for closure and post-closure obligations under our seven operating contracts for which the contracted term is not the life of the landfill. Our operating landfills that we do not own include three landfills for which we have life-of-site operating agreements and are responsible for all closure and post-closure liabilities.

    Based on remaining permitted capacity as of December 31, 2002, and projected annual disposal volumes, the average remaining landfill life for our 20 owned and operated landfills and three landfills operated, but not owned, under life-of-site operating agreements, is approximately 53 years. Many of our existing landfills have the potential for expanded disposal capacity beyond the amount currently permitted. We monitor the available permitted in-place disposal capacity of our landfills on an ongoing basis and evaluate whether to seek to expand this capacity. In making this evaluation, we consider various factors, including the volume of waste projected to be disposed of at the landfill, the size of the unpermitted acreage included in the landfill, the likelihood that we will be able to obtain the necessary approvals and permits required for the expansion and the costs that would be involved in developing the additional capacity. We also regularly consider whether it is advisable, in light of changing market conditions and/or regulatory requirements, to seek to expand or change the permitted waste streams or to seek other permit modifications. We are currently seeking to expand permitted capacity at seven of our landfills for which we consider expansions to be probable. Although we cannot be certain that all future expansions will be permitted as designed, the average remaining landfill life for our 20 owned and operated landfills and three landfills operated, but not owned, under life-of-site operating agreements is approximately 62 years when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume. At December 31, 2002, the expected remaining airspace capacity in tonnage of waste that can be accepted at our 20 owned and operated landfills and three landfills operated, but not owned, under life-of-site operating agreements is shown below (in thousands):

                                                       PROBABLE
                                         PERMITTED     EXPANSION       TOTAL
                                       ------------  ------------  ------------
    Remaining tonnage                       290,942        47,542       338,484


    The following table reflects landfill capacity and airspace changes, as measured in tons, for 20 owned and operated landfills and three landfills operated, but not owned, under life-of-site operating agreements during the year ended December 31, 2002 (in thousands):

                                                       PROBABLE
                                        PERMITTED     EXPANSION       TOTAL
                                         AIRSPACE      AIRSPACE      AIRSPACE
                                       ------------  ------------  ------------
    Balance, beginning of year              271,139        21,890       293,029
    Acquisitions and new life-of-site
       operating agreements                  16,195            --        16,195
    New expansions pursued                       --        34,901        34,901
    Permits granted                           6,133        (6,133)           --
    Airspace consumed                        (5,454)           --        (5,454)
    Changes in engineering estimates          2,929        (3,116)         (187)
                                       ------------  ------------  ------------
    Balance, end of year                    290,942        47,542       338,484
                                       ============  ============  ============


    The estimated operating lives for our 20 owned and operated landfills and three landfills operated, but not owned, under life-of-site operating agreements, based on remaining permitted and probable expansion capacity and projected annual disposal volume, in years, as of December 31, 2002, is as follows:

                                      0 to 10    11 to 20    21 to 40    41 to 50      51 +       TOTAL
                                     --------    --------    --------    --------    --------    --------
    Owned and operated landfills            2           2           4           1          11          20
    Operated landfills under
       life-of-site contracts              --          --          --           1           2           3
                                     --------    --------    --------    --------    --------    --------
                                            2           2           4           2          13          23
                                     ========    ========    ========    ========    ========    ========

    The seven operating contracts for which the contracted term is not the life of the landfill have remaining terms of one to twelve years.

    The disposal tonnage that we received in 2002 and 2001 at all of our landfills is shown below (tons in thousands):

                                             2002                          2001
                                   ------------------------      ------------------------
                                     NUMBER        TOTAL           NUMBER        TOTAL
                                    OF SITES        TONS          OF SITES        TONS
                                   ----------    ----------      ----------    ----------
    Owned and operated landfills           20         5,057              17         3,593
    Operated landfills                      7           610               8           471
    Operated landfills under
       life-of-site contracts               3           397               1            15
                                   ----------    ----------      ----------    ----------
                                           30         6,064              26         4,079
                                   ==========    ==========      ==========    ==========

TRANSFER STATION SERVICES

    We have an active program to acquire, develop, own and operate transfer stations in markets proximate to our operations. Transfer stations extend our direct-haul reach and link disparate collection operations with disposal capacity that we own, operate or have under contract. We owned 23 transfer stations and operated six transfer stations at December 31, 2002. Currently, we own transfer stations in Colorado, Georgia, Kansas, Montana, Nebraska, Oklahoma, Oregon, Tennessee and Washington. In addition, we operate, but do not own, transfer stations in California, Kentucky, Nebraska, and Tennessee. These transfer stations receive, compact, and transfer solid waste to be transported by larger vehicles to landfills. We believe that the transfer stations benefit us by:

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

RECYCLING SERVICES

    We offer municipal, commercial, industrial and residential customers recycling services for a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals. We own and operate 18 recycling processing facilities and sell other collected recyclable materials to third parties for processing before resale. We often share the profits from our resale of recycled materials with other parties to our recycling contracts. For example, certain of our municipal recycling contracts in Washington, negotiated before we acquired those businesses, specify certain benchmark resale prices for recycled commodities. To the extent the prices we actually receive for the processed recycled commodities collected under the contract exceed the prices specified in the contract, we share the excess with the municipality, after recovering any previous shortfalls resulting from actual market prices falling below the prices specified in the contract. To reduce our exposure to commodity price volatility and risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties. We believe that recycling will continue to be an important component of local and state solid waste management plans due to the public's increasing environmental awareness and expanding regulations that mandate or encourage recycling.

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

SALES AND MARKETING

    In many of our existing markets, we provide waste collection, transfer and disposal services to municipalities and governmental authorities under exclusive franchise agreements, municipal contracts and G certificates; therefore, service providers do not contract directly with individual customers. In addition, because we have grown to date primarily through acquisitions, we have generally assumed existing franchise agreements, municipal contracts and G certificates from the acquired companies, rather than obtaining new contracts. For these reasons, our sales and marketing efforts to date have been narrowly focused. We have added sales and marketing personnel as necessary to solicit new customers in markets where we are not the exclusive provider of solid waste services, expand our presence into areas adjacent to or contiguous with our existing markets, and market additional services to existing customers.

COMPETITION

    The solid waste services industry is highly competitive and fragmented and requires substantial labor and capital resources. The industry presently includes three large national waste companies: Allied Waste Industries, Inc., Republic Services, Inc., and Waste

Management, Inc. Casella Waste Systems, Inc., and Waste Industries, Inc. are other public companies with a regional focus and annual revenues in excess of $200 million. Certain of the markets in which we compete or will likely compete are served by one or more large, national solid waste companies, as well as by numerous privately held regional and local solid waste companies of varying sizes and resources, some of which have accumulated substantial goodwill in their markets. We also compete with operators of alternative disposal facilities, including incinerators, and with counties, municipalities, and solid waste districts that maintain their own waste collection and disposal operations. Public sector operations may have financial advantages over Waste Connections, because of their access to user fees and similar charges, tax revenues and tax-exempt financing.

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

REGULATION

INTRODUCTION

    Our landfill operations and non-landfill operations, including waste transportation, transfer stations, vehicle maintenance shops and fueling facilities, are all subject to extensive and evolving federal, state and local environmental laws and regulations, the enforcement of which has become increasingly stringent in recent years. The environmental regulations that affect us are administered by the EPA and other federal, state and local environmental, zoning, health and safety agencies. The WUTC regulates the portion of our collection business in Washington performed under G certificates, which generally grant us perpetual and exclusive collection rights in certain areas. We are currently in substantial compliance with applicable federal, state and local environmental laws, permits, orders and regulations. We do not currently anticipate any material costs necessary to bring our operations into environmental compliance (although there can be no assurance in this regard). We anticipate that regulation, legislation and regulatory enforcement actions related to the solid waste services industry will continue to increase. We attempt to anticipate future regulatory requirements and to plan in advance as necessary to comply with them.

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

THE RESOURCE CONSERVATION AND RECOVERY ACT OF 1976 ("RCRA")

    RCRA regulates the generation, treatment, storage, handling, transportation and disposal of solid waste and requires states to develop programs to ensure the safe disposal of solid waste. RCRA divides solid waste into two groups, hazardous and nonhazardous. Wastes are generally classified as hazardous if they either (i) are specifically included on a list of hazardous wastes, or (ii) exhibit certain characteristics defined as hazardous. Household wastes are specifically designated as nonhazardous. Wastes classified as hazardous under RCRA are subject to much stricter regulation than wastes classified as nonhazardous, and businesses that deal with hazardous waste are subject to regulatory obligations in addition to those imposed on handlers of nonhazardous waste. From the date of inception through December 31, 2002, we did not, to our knowledge, transport hazardous wastes under circumstances that would subject us to hazardous waste regulations under RCRA. Some of our ancillary operations (e.g., vehicle maintenance operations) may generate hazardous wastes. We manage these wastes in substantial compliance with applicable laws.

    In October 1991, the Environmental Protection Agency adopted the Subtitle D Regulations governing solid waste landfills. The Subtitle D Regulations, which generally became effective in October 1993, include location restrictions, facility design standards, operating criteria, closure and post-closure requirements, financial assurance requirements, groundwater monitoring requirements, groundwater remediation standards and corrective action requirements. In addition, the Subtitle D Regulations require that new landfill sites meet more stringent liner design criteria (typically, composite soil and synthetic liners or two or more synthetic liners) intended to keep leachate out of groundwater and have extensive collection systems to carry away leachate for treatment prior to disposal. Groundwater monitoring wells must also be installed at virtually all landfills to monitor groundwater quality and, indirectly, the effectiveness of the leachate collection system. The Subtitle D Regulations also require, where certain regulatory thresholds are exceeded, that facility owners or operators control emissions of methane gas generated at landfills in a manner intended to protect human health and the environment. Each state is required to revise its landfill regulations to meet these requirements or such requirements will be automatically imposed by the EPA on landfill owners and operators in that state. Each state is also required to adopt and implement a permit program or other appropriate system to ensure that landfills in the state comply with the Subtitle D Regulations. Various states in which we operate or in which we may operate in the future have adopted regulations or programs as stringent as, or more stringent than, the Subtitle D Regulations.

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

    There has been an increasing trend at the state and local level to mandate and encourage waste reduction at the source and waste recycling, and to prohibit or restrict the disposal in landfills of certain types of solid wastes, such as yard wastes, leaves and tires. The enactment of regulations reducing the volume and types of wastes available for transport to and disposal in landfills could prevent us from operating our facilities at their full capacity.

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

RISK MANAGEMENT, INSURANCE AND FINANCIAL SURETY BONDS

    We maintain environmental and other risk management programs appropriate for our business. Our environmental risk management program includes evaluating existing facilities and potential acquisitions for environmental law compliance. We do not presently expect environmental compliance costs to increase materially above current levels, but we cannot predict whether future acquisitions will cause such costs to increase. We also maintain a worker safety program that encourages safe practices in the workplace. Operating practices at all Waste Connections operations emphasize minimizing the possibility of environmental contamination and litigation. Our facilities comply in all material respects with applicable federal and state regulations.

    Conditions in the market for various lines of insurance have changed since September 11, 2001, with many lines of insurance being subject to reduced availability and substantial premium increases. Beginning August 1, 2002, we significantly changed our insurance programs for automobile liability, property, general liability and workers' compensation. Prior to this date, each of these areas was third-party insured with a per incident deductible of up to $5,000. Under our new insurance program, we have increased our per incident deductible to $2 million for automobile liability claims, and $1 million for general liability claims, workers' compensation claims and employer's liability claims.

    During a 12 month period, our automobile liability policy will pay up to $3 million per claim and in aggregate, after we pay the $2 million per claim deductible. Additionally, we have an umbrella policy with a third party insurance company for automobile liability, general liability and employer's liability that will pay, during a 12 month period, up to $25 million of claims in excess of the $5 million limit for automobile claims and up to $25 million in excess of the per incident deductible amount for all other claims. Our umbrella policy also provides for no limit on statutory benefits for workers' compensation claims reaching the $1 million deductible amount per incident. Our umbrella policy does not cover property claims as the insurance limits for these claims are in accordance with the replacement values of the insured property.

    In November 2002, we purchased environmental protection insurance under a three-year policy with limits of $10 million per occurrence and in the aggregate. This insurance covers all owned or operated landfills and transfer stations and all owned materials recycling facilities. Under our policy, insurance is guaranteed for acquired and newly constructed facilities, but each addition to the policy is underwritten on a site-specific basis and the premium is set according to the conditions found at the site. Our policy provides insurance for new pollution conditions that originate after the commencement of our coverage. Pollution conditions existing prior to the commencement of our coverage, if found, could be excluded from coverage.

    The increased amounts that we self-insure could increase volatility in our operating margins and reported earnings based on the timing of occurrences and claim costs of incidents, accidents and injuries. Significant increases in premiums on insurance that we retain could reduce our margins. To the extent that the amount we pay in claims exceeds the amount of any savings in premiums that we achieve by increasing the amount that we self-insure, our operating margins will be reduced. Additionally, if we were to incur a liability for environmental cleanups not covered under our environmental insurance policy or in excess of our insurance coverage limits, our financial condition could be materially and adversely affected.

    We use financial surety bonds for a variety of corporate guarantees. The two largest uses of financial surety bonds are for municipal contract performance guarantees and landfill closure and post-closure financial assurance required under certain environmental regulations. As a result of recent changes in the insurance industry, we have experienced less availability and increased cost of surety bonds for landfill closure and post-closure requirements. We generally have not experienced significant difficulty in obtaining surety bonds for performance under our municipal collection contracts or landfill operating agreements. Environmental regulations require demonstrated financial assurance to meet closure and post-closure requirements for landfills. In addition to surety bonds, these requirements may also be met through alternative financial assurance instruments, including insurance, letters of credit and restricted cash deposits.

    Our current surety bond underwriters have provided us with non-binding commitments to issue up to $90 million of bonds, consisting of $50 million of bonds for landfill closure and post-closure requirements and $40 million of bonds for performance under collection contracts and landfill operating agreements. These non-binding commitments do not have a stated expiration date; however, individual bonds issued typically have a term of one year. At December 31, 2002, we had provided customers and various regulatory authorities with surety bonds in the aggregate amount of approximately $36.3 million to secure our landfill closure and post-closure requirements and $27.8 million to secure performance under collection contracts and landfill operating agreements.

    If our current bond underwriters are unwilling to issue additional bonds under the current non-binding commitment, renew existing bonds upon expiration, or increase their total commitment upon reaching the maximum issuance amount under the current non-binding commitments, or if we are unable to obtain surety bonds through new underwriters as such needs arise, we would need to arrange other means of financial assurance, such as a cash trust or a letter of credit, to secure contract performance or meet closure and post-closure requirements. Such alternate financial assurance may not be readily available, and may result in additional expense or capital outlays.

EMPLOYEES

    At December 31, 2002, we employed 3,609 full-time employees, including 371 persons classified as professionals or managers, 2,772 employees involved in collection, transfer, disposal and recycling operations, and 466 sales, clerical, data processing or other administrative employees.

    Approximately 238 of our drivers and mechanics are represented by the Teamsters Union in various locations. These employees are subject to labor agreements that are subject to renegotiation periodically. In October 2002, approximately 55 employees who are represented by the Teamsters Union commenced a strike at our facilities in Pierce County, Washington. We continued to operate these facilities with a combination of existing employees and strike replacements. The employees have filed a petition to de-certify the union. In connection with this labor dispute, we incurred costs of approximately $1.4 million in the fourth quarter of 2002 relating to travel and costs for management assistance, replacement workers, security, legal expenses and other expenses.

    We do not expect any significant disruption in our business in 2003 as a result of labor negotiations or employee strikes. We are not aware of any other organizational efforts among our employees and we believe that our relations with our employees are good. Approximately 94 of our drivers and mechanics at our Vancouver, WA facilities are represented by the Teamsters Union. On January 31, 2003, the labor agreement with these employees expired and the employees have continued to work under the terms of the expired labor agreement. We are currently negotiating a new labor agreement with these employees and have no reason to believe that we will not be successful in reaching a mutually acceptable agreement.

AVAILABLE INFORMATION

    Our internet website address is http:wasteconnections.com. We make our reports on Forms 10-K, 10-Q and 8-K available on our website free of charge as soon as reasonably practicable after we file them with the SEC.

RISK FACTORS

    Outlined below are some of the risks that we face and that could affect our business and financial statements for 2003 and beyond. However, they are not the only risks that we face. There may be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business.

RISKS RELATED TO OUR BUSINESS

Difficulties in making acquisitions, acquiring exclusive contracts and
----------------------------------------------------------------------
generating internal growth may cause our growth to be slower than expected.
---------------------------------------------------------------------------

    Our growth strategy includes expanding through acquisitions, acquiring additional exclusive arrangements and generating internal growth. Since inception, most of our growth has been through acquisitions. Internally generated growth for the industry and Waste Connections has generally been less than 8% per year. Although we have identified numerous acquisition candidates that we believe are suitable, we may not be able to acquire them at prices or on terms and conditions favorable to us. Our ability to grow also depends on several other factors, including:

-  the availability of capital to support our growth;
-  our ability to compete with existing and emerging companies;
-  our ability to maintain profit margins in the face of competitive pressures;
-  our ability to continue to recruit, train and retain qualified employees; and
-  continued strong demand for our services.

    Difficulties in any of these areas could hinder our growth.

Our acquisitions may not be successful, resulting in changes in strategy,
-------------------------------------------------------------------------
operating losses or a loss on sale of the business acquired.
------------------------------------------------------------

    Even if we are able to make acquisitions on advantageous terms and are able successfully to integrate them into our operations and organization, some may not successfully fulfill our strategy in a given market due to factors that we cannot control, such as market position or customer base. As a result, operating margins could be less than we originally anticipated when we made the acquisition. We then may change our strategy with respect to the market or businesses acquired in the market and decide to sell the operation at a loss or recognize an impairment of goodwill and/or intangible assets if we decide to keep it.

Rapid growth may strain our management, operational, financial and other
------------------------------------------------------------------------
resources.
----------

    From inception through December 31, 2002, we acquired 151 solid waste services related businesses. To maintain and manage our growth, we will need to expand our management information systems capabilities and our operational and financial systems and controls. We will also need to attract, train, motivate, retain and manage additional senior managers, technical professionals and other employees. Failure to do any of these things would restrict our ability to maintain and improve our profitability while continuing to grow.

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

Timing of acquisitions may cause fluctuations in our quarterly results, which
-----------------------------------------------------------------------------
may cause our stock price to decline.
-------------------------------------

    We are not always able to control the timing of our acquisitions. Obtaining third-party consents and regulatory approvals, completing due diligence on the acquired businesses, and finalizing transaction terms and documents are not entirely within our control and may take longer than we anticipate, causing certain transactions to be delayed. Our inability to complete acquisitions in the time frames that we expect may cause our operating results to be less favorable than expected, which could cause our stock price to decline.

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

We may lose contracts through competitive bidding, early termination or
-----------------------------------------------------------------------
governmental action, which would cause our revenues to decline.
---------------------------------------------------------------

    We derive a substantial portion of our revenue from services provided under exclusive municipal contracts, franchise agreements and governmental certificates. Many of these will be subject to competitive bidding at some time in the future. For example, we have approximately 86 municipal contracts, representing annual revenues of approximately $5.8 million, that could expire in the next 12 months and have no renewal provisions. We also intend to bid on additional municipal contracts and franchise agreements. We may not be the successful bidder. In addition, some of our customers may terminate their contracts with us before the end of the contract term. Municipalities may annex unincorporated areas within counties where we provide collection services; as a result, our customers in annexed areas may be required to obtain service from competitors that have been franchised by the annexing municipalities to provide those services. Municipalities in which services are currently provided on a competitive basis may elect to franchise collection services. Unless we are awarded franchises by these municipalities, we will lose customers. Municipalities in Washington may by law annex unincorporated territory, which would likely remove such territory from the area covered by governmental certificates issued to us by the WUTC. Annexation would reduce the areas covered by our governmental certificates and subject more of our Washington operations to competitive bidding in the future. Moreover, legislative action could amend or repeal the laws governing WUTC regulation, which could harm our competitive position by subjecting more areas to competitive bidding. If we were not able to replace revenues from contracts lost through competitive bidding or early termination or from the renegotiation of existing contracts with other revenues within a reasonable time period, our revenues could decline.

We may not have enough capital or be able to raise enough additional capital on
-------------------------------------------------------------------------------
satisfactory terms to meet our capital requirements, which would limit our
--------------------------------------------------------------------------
growth through acquisitions.
----------------------------

    Continued growth will require additional capital. We expect to finance future acquisitions through cash from operations, borrowings under our credit facility, issuing additional equity or debt securities and/or seller financing. If acquisition candidates are unwilling to accept, or we are unwilling to issue, shares of our common stock as part of the consideration for acquisitions or if our common stock does not maintain a sufficient market value, we may have to use more of our cash or borrowings under our credit facility to fund acquisitions. We will also need to make substantial capital expenditures to develop or acquire new landfills, transfer stations and other facilities and to maintain such properties. Using cash for acquisitions and capital expenditures limits our financial flexibility and makes us more likely to seek additional capital through future debt or equity financings. If available cash from operations and borrowings under the credit facility are not sufficient to fund acquisitions and capital expenditures, we will need additional equity and/or debt financing. If we incur more debt, our interest expense would increase and we may have to agree to financial covenants that limit our operational and financial flexibility. We have pledged substantially all of our assets as collateral for our credit facility, which could restrict our ability to obtain additional debt on attractive terms. If we issue more equity, we may dilute the ownership interests of our then-existing stockholders. If we are unable to obtain additional equity and/or debt financing on attractive terms, our rate of growth through acquisitions may decline.

We depend significantly on the services of the members of our senior management
-------------------------------------------------------------------------------
team, and the departure of any of those persons could cause our operating
-------------------------------------------------------------------------
results to suffer.
------------------

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

Our decentralized decision-making structure could allow local managers to make
------------------------------------------------------------------------------
decisions that adversely affect our operating results.
------------------------------------------------------

    We manage our operations on a decentralized basis. Local managers have the authority to make many decisions concerning their operations without obtaining prior approval from executive officers, subject to compliance with general company-wide policies. Poor decisions by local managers could result in loss of customers or increases in costs, in each case reducing operating results.

Efforts by labor unions to organize our employees could divert management
-------------------------------------------------------------------------
attention and increase our operating expenses.
----------------------------------------------

    Labor unions often attempt to organize our employees, and these efforts will likely continue in the future. Certain groups of our employees are represented by unions, and we have negotiated collective bargaining agreements with some of these groups. Additional groups of employees may seek union representation in the future, and the negotiation of collective bargaining agreements with these groups could divert management attention and result in increased operating expenses and lower net income. If we are unable to negotiate acceptable collective bargaining agreements, we might have to wait through "cooling off" periods, which are often followed by union-initiated work stoppages, including strikes. Depending on the type and duration of any labor disruptions, our operating expenses could increase significantly, which could adversely affect our financial condition, results of operations and cash flows.

The geographic concentration of our business makes our results vulnerable to
----------------------------------------------------------------------------
factors affecting the regions in which we operate, and seasonal fluctuations may
--------------------------------------------------------------------------------
cause our business and financial results to vary among quarters, which could
----------------------------------------------------------------------------
create volatility in our stock price.
-------------------------------------

    Our business and financial results would be harmed by downturns in the general economy of the regions in which we operate and other factors affecting the regions, such as state regulations affecting the solid waste services industry and severe weather conditions. Based on historic trends experienced by the businesses we have acquired, we expect our operating results to vary seasonally, with revenues typically lowest in the first quarter, higher in the second and third quarters, and lower in the fourth quarter than in the second and third quarters. We expect the fluctuation in our revenues between our highest and lowest seasonally performing quarters to be in the range of approximately 10% to 12%. This seasonality reflects the lower volume of solid waste generated during the late fall, winter and early spring months because of decreased construction and demolition activities during the winter months in the U.S. In addition, some of our operating costs should be generally higher in the winter months. Adverse winter weather conditions slow waste collection activities, resulting in higher labor and operational costs. Greater precipitation in the winter increases the weight of collected waste, resulting in higher disposal costs, which are calculated on a per ton basis. Because of these factors, we expect operating income to be generally lower in the winter months, and our stock price may be negatively affected by these variations.

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

Increases in the costs of labor, disposal, fuel or energy could reduce operating
--------------------------------------------------------------------------------
margins.
--------

    Our continued success will depend on our ability to attract and retain qualified personnel. We compete with other businesses in our markets for qualified employees. From time to time, the labor supply is tight in some of our markets. A shortage of qualified employees would require us to enhance our wage and benefits packages to compete more effectively for employees or to hire more expensive temporary employees. Labor is our largest cost, and even relatively small increases in labor costs per employee could materially affect our cost structure. If we fail to attract and retain qualified employees, to control our labor costs, or to recover any increased labor costs through increased prices we charge for our services or otherwise offset such increases with cost savings in other areas, our operating margins could suffer. If we incur increases in our disposal costs in areas where we do not dispose of solid waste at a landfill that we own or operate or if we incur increases in costs of operating landfills that we do own or operate and if, in either case, we are unable to pass these costs on to our customers, our operating results would suffer. Although fuel and energy costs account for a relatively small portion of our total operating expenses, the price of fuel and energy is volatile, and shortages sometimes occur. To partially reduce our exposure to fluctuations in the price of fuel, we have entered into an unconditional obligation to purchase diesel fuel for approximately 51 of our operating districts at a fixed price under a 12 month agreement expiring on December 31, 2003. Although recent energy crises affecting California and other western states in which we operate did not materially affect our operations or profitability in those regions, further significant increases in the cost of fuel or energy, or shortages of fuel or energy, could interrupt or curtail our operations and lower our operating margins.

Decreased availability of surety bonds could require us to obtain other means of
--------------------------------------------------------------------------------
financial assurance, which could result in additional capital outlays and
-------------------------------------------------------------------------
increased expense and cause a reduction in our operating margins.
-----------------------------------------------------------------

    We use financial surety bonds for a variety of corporate guarantees. The two largest uses of financial surety bonds are for municipal contract performance guarantees and landfill closure and post-closure financial assurance required under certain environmental regulations. As a result of recent changes in the insurance industry, we have experienced less availability of surety bonds for landfill closure and post-closure requirements. We generally have not experienced significant difficulty in obtaining surety bonds for performance under our municipal collection contracts or landfill operating agreements. Environmental regulations require demonstrated financial assurance to meet closure and post-closure requirements for landfills. In addition to surety bonds, these requirements may also be met through alternative financial assurance instruments, including insurance, letters of credit and restricted cash deposits.

    Our current surety bond underwriters have provided us with non-binding commitments to issue up to $90 million of bonds, consisting of $50 million of bonds for landfill closure and post-closure requirements and $40 million of bonds for performance under collection contracts and landfill operating agreements. These non-binding commitments do not have a stated expiration date; however, individual bonds issued typically have a term of one year. At December 31, 2002, we had provided customers and various regulatory authorities with surety bonds in the aggregate amount of approximately $36.3 million to secure our landfill closure and post-closure requirements and $27.8 million to secure performance under collection contracts and landfill operating agreements.

    If our current bond underwriters are unwilling to issue additional bonds under the current non-binding commitment, renew existing bonds upon expiration, or increase their total commitment upon reaching the maximum issuance amount under the current non-binding commitments, or if we are unable to obtain surety bonds through new underwriters as such needs arise, we would need to arrange other means of financial assurance, such as a cash trust or a letter of credit, to secure contract performance or meet closure and post-closure requirements. Such alternate financial assurance may not be readily available, and may result in additional expense or capital outlays.

Increases in insurance costs and in the amount that we self-insure for various
------------------------------------------------------------------------------
risks could reduce our operating margins.
-----------------------------------------

    Conditions in the market for various lines of insurance have changed since September 11, 2001, with many lines of insurance being subject to reduced availability and substantial premium increases. Beginning August 1, 2002, we significantly changed our insurance programs for automobile liability, property, general liability and workers' compensation. Prior to this date, each of these areas was third-party insured with a per incident deductible of up to $5,000. Under our new insurance program, we have increased our per incident deductible to $2 million for automobile liability claims, and $1 million for general liability claims, workers' compensation claims, and employer's liability claims. Our automobile liability policy will pay up to $3 million in aggregate, after we pay the $2 million deductible, during a 12 months period. Additionally, we have an umbrella policy with a third party insurance company for automobile liability, general liability and employer's liability that will pay, during a 12 month period, up to $25 million of claims in excess of the $5 million limit for automobile claims and up to $25 million in excess of the per incident deductible amount for all other claims. Our umbrella policy also provides for no limit on statutory benefits for workers' compensation claims, after achieving the $1 million deductible amount per incident. Our umbrella policy does not cover property claims as the insurance limits for these claims are in accordance with the replacement values of the insured property. The increased amounts that we self-insure could cause significant volatility in our operating margins and reported earnings based on the occurrence and claim costs of incidents, accidents and injuries. Significant increases in premiums on insurance that we retain could reduce our margins. In addition, to the extent that the amount we pay in claims exceeds the amount of any savings in premiums that we achieve by increasing the amount that we self-insure, our operating margins will be reduced.

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

Our growth may be limited by the inability to obtain new landfills and expand
-----------------------------------------------------------------------------
existing ones.
--------------

    We currently own and/or operate a number of landfills. Based on remaining permitted capacity, probable expansion capacity and projected annual disposal volumes, the estimated remaining lives of our owned landfills and landfills we operate, but do not own, under life-of-site operating agreements range from approximately 6 to 313 years, with an average remaining life of approximately 62 years. Our ability to meet our growth objectives may depend in part on our ability to acquire, lease and expand landfills and develop new landfill sites. We may not be able to obtain new landfill sites or expand the permitted capacity of our landfills when necessary. Obtaining new landfill sites is important to our expansion into new non-exclusive markets; if we do not believe that we can obtain a landfill site in a non-exclusive market, we may choose not to enter into that market. Expanding existing landfill sites is important in those markets where the remaining life of our landfills is relatively short. We may choose to forego acquisitions and internal growth in these markets because increased volumes would further shorten the life of these landfills. Either of these circumstances could result in slower growth.

In some areas in which we operate, suitable land for new landfill sites or
--------------------------------------------------------------------------
expansion of existing landfill sites may be unavailable, which could increase
-----------------------------------------------------------------------------
our disposal costs and reduce our operating margins.
----------------------------------------------------

    Operating permits for landfills in states where we operate must generally be renewed every five to ten years. It has become increasingly difficult and expensive to obtain required permits and approvals to build, operate and expand solid waste management facilities, including landfills and transfer stations. The process often takes several years, requires numerous hearings and compliance with zoning, environmental and other requirements and is resisted by citizen, public interest or other groups. We may not be able to obtain or maintain the permits we require to expand, and such permits may contain burdensome terms and conditions. Even when granted, final permits to expand are often not approved until the remaining permitted disposal capacity of a landfill is very low. Local laws and ordinances also may affect our ability to obtain permits to expand landfills. If we were to exhaust our permitted capacity at a landfill, our ability to expand internally would be limited, and we could be required to cap and close that landfill and forced to dispose of collected waste at more distant landfills or at landfills operated by our competitors. The resulting increased costs would reduce our operating margins.

Our accruals for our landfill closure and post-closure costs may be inadequate,
-------------------------------------------------------------------------------
and our earnings would be lower if we are required to pay additional amounts.
-----------------------------------------------------------------------------

    We may be required to pay closure and post-closure costs of landfills and any disposal facilities that we own or operate. Closure and post-closure costs of our owned landfills, and landfills not owned, but operated under life-of-site agreements, are generally incurred for a term of 30 years after final closure of a landfill, and accrued based on engineering estimates of future requirements associated with the final landfill design, final landfill capping and closure and post-closure process. Our obligations to pay closure or post-closure costs may exceed the amount we accrued and reserved and other amounts available from funds or reserves established to pay such costs. Paying additional amounts would lower our earnings and could cause our stock price to decline.

We may incur additional charges related to capitalized expenditures, which would
--------------------------------------------------------------------------------
lower our earnings.
-------------------

    In accordance with accounting principles generally accepted in the United States, we capitalize some expenditures and advances relating to acquisitions, pending acquisitions and landfill development projects. We expense indirect acquisition costs such as executive salaries, general corporate overhead, public affairs and other corporate services as we incur those costs. We charge against earnings any unamortized capitalized expenditures and advances (net of any amount that we estimate we will recover, through sale or otherwise) that relate to any operation that is permanently shut down, any pending acquisition that is not consummated and any landfill development project that we do not expect to complete. Therefore, we may incur charges against earnings in future periods, which could lower our stock price.

Recent accounting pronouncements may require a write-down of our goodwill, which
--------------------------------------------------------------------------------
could materially impair our net worth.
--------------------------------------

    In June 2001, the Financial Accounting Standards Board issued Statement No. 142, Goodwill and Other Intangible Assets ("FAS 142"). FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition and supercedes APB 17, Intangible Assets. The most significant changes made by FAS 142 are: (1) goodwill and indefinite-lived intangible assets will no longer be amortized; (2) goodwill will be tested for impairment at least annually at the reporting unit level; and (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually.

    As a result of our acquisition strategy, we have a material amount of goodwill recorded on our financial statements. Under FAS 142, effective January 1, 2002, we no longer amortize our existing goodwill. We are required to test goodwill for impairment using the two-step process prescribed in FAS 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. In 2002, we performed the first of the required impairment tests of goodwill and indefinite-lived intangible assets based on the carrying values as of January 1, 2002 and September 30, 2002. Subsequent to September 30, 2002, no events or changes in circumstances occurred that indicated the potential existence of goodwill or indefinite-lived intangible asset impairment. As a result of performing the tests for potential impairment, we determined that no impairment existed as of January 1, 2002 or December 31, 2002 and therefore, it was not necessary to write down any of our goodwill or indefinite-lived intangible assets. We will continue to perform the potential impairment tests on an annual basis during the fourth quarter of each fiscal year. If, as a result of performing future impairment tests, we are required to write down any of our goodwill or indefinite-lived intangible assets, operating results would be negatively impacted and our net worth will be reduced. Our credit agreement contains a covenant requiring us to maintain a minimum funded debt to capitalization ratio, and net worth is one of the components of capitalization. A reduction in net worth, therefore, if substantial, could limit the amount that we can borrow under our credit agreement and any failure to comply with the agreement could result in an event of default under the credit agreement.

If we fail to comply with covenants and conditions in our credit facility, we
-----------------------------------------------------------------------------
may be unable to make acquisitions and may be required to repay our debt early,
-------------------------------------------------------------------------------
which could harm our financial results.
---------------------------------------

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

RISKS RELATED TO OUR INDUSTRY

Extensive and evolving environmental laws and regulations may restrict our
--------------------------------------------------------------------------
operations and growth and increase our costs.
---------------------------------------------

    Environmental laws and regulations have been enforced more and more stringently in recent years because of greater public interest in protecting the environment. These laws and regulations impose substantial costs on us and affect our business in many ways, including as described below. In addition, federal, state and local governments may change the rights they grant to, and the restrictions they impose on, solid waste services companies, and those changes could restrict our operations and growth.

We may be unable to obtain and maintain licenses or permits and zoning,
-----------------------------------------------------------------------
environmental and/or other land use approvals that we need to own and operate
-----------------------------------------------------------------------------
our landfills.
--------------

    These licenses or permits and approvals are difficult and time-consuming to obtain and renew, and elected officials and citizens' groups frequently oppose them. Failure to obtain and maintain the permits and approvals we need to own or operate landfills (including increasing their capacity) could force us to dispose of collection waste at more distant landfills or at landfills owned by other competitors, thus increasing our disposal costs and reducing our operating margins.

Extensive regulations that govern the design, operation and closure of landfills
--------------------------------------------------------------------------------
may restrict our landfill operations or increase our costs of operating
-----------------------------------------------------------------------
landfills.
----------

    These regulations include the regulations that establish minimum federal requirements adopted by the EPA in October 1991 under Subtitle D of the RCRA. If we fail to comply with these regulations, we could be required to undertake investigatory or remedial activities, curtail operations or close landfills temporarily or permanently. Future changes to these regulations may require us to modify, supplement or replace equipment or facilities at substantial costs. If regulatory agencies fail to enforce these regulations vigorously or consistently, our competitors whose facilities do not comply with the Subtitle D regulations or their state counterparts may obtain an advantage over us. Our financial obligations arising from any failure to comply with these regulations could harm our business and earnings.

We may be subject in the normal course of business to judicial and
------------------------------------------------------------------
administrative proceedings involving federal, state or local agencies or
------------------------------------------------------------------------
citizens' groups, which could interrupt our operations, require expensive
-------------------------------------------------------------------------
remediation and create negative publicity.
------------------------------------------

    Governmental agencies may impose fines or penalties on us. They may also attempt to revoke or deny renewal of our operating permits, franchises or licenses for violations or alleged violations of environmental laws or regulations, or to require us to remediate potential environmental problems relating to waste that we or our predecessors collected, transported, disposed of or stored. Individuals or community groups might also bring actions against us in connection with our operations. Any adverse outcome in these proceedings could harm our operations and financial results and create adverse publicity, which could damage our competitive position and stock price.

Liabilities for environmental damage may adversely affect our business and
--------------------------------------------------------------------------
earnings.
---------

    We are liable for any environmental damage that our solid waste facilities cause, including damage to neighboring landowners or residents, particularly as a result of the contamination of soil, groundwater or surface water, and especially drinking water. We may be liable for damage resulting from conditions existing before we acquired these facilities. We may also be liable for any on-site environmental contamination caused by pollutants or hazardous substances whose transportation, treatment or disposal we or our predecessors arranged. We have limited insurance coverage to compensate us for damages associated with environmental conditions. If we were to incur liability for environmental damage, environmental cleanups, corrective action or damage not covered by insurance or in excess of the amount of our coverage, our financial condition could be materially and adversely affected.

Fluctuations in prices for recycled commodities that we sell may cause our
--------------------------------------------------------------------------
revenues and operating results to decline.
------------------------------------------

    We provide recycling services to some of our customers. The sale prices of and demand for recyclable materials, particularly paper products, are frequently volatile, and when they decline our revenues and operating results may decline.

Future changes in laws regulating the flow of solid waste in interstate commerce
--------------------------------------------------------------------------------
could adversely affect our operating results.
---------------------------------------------

    Certain courts have held that states may not regulate the flow of solid waste in interstate commerce if the effect would be to discriminate between interstate and intrastate commerce. If legislation should be enacted that would overturn or modify these decisions, and if one or more of the states in which we dispose of interstate waste should take action that would prohibit or increase the costs of our continued disposal of interstate waste, our operating results could be adversely affected.

ITEM 2.   PROPERTIES

    As of December 31, 2002, we owned 90 collection operations, 23 transfer stations, 19 Subtitle D landfills, one construction and demolition landfill and 18 recycling facilities and operated, but did not own, an additional six transfer stations and ten Subtitle D landfills. We also own one Subtitle D landfill site which is permitted for operation, but not constructed as of December 31, 2002. We lease various offices and facilities, including our corporate offices in Folsom, California. We own various equipment, including waste collection and transportation vehicles, related support vehicles, carts, containers, and heavy equipment used in landfill operations. We believe that our existing facilities and equipment are generally adequate for our current operations. However, we expect to make additional investments in property and equipment for expansion and replacement of assets and in connection with future acquisitions.

    Our corporate headquarters is located in Folsom, California, where we lease approximately 31,000 square feet of space.


ITEM 3.   LEGAL PROCEEDINGS

    In January 2002, the Oklahoma Department of Environmental Quality Land Protection Division (the "Department") issued an order to Waste Connections requiring us to cease accepting more than 200 tons per day of out-of-state waste at our Red Carpet Landfill in Oklahoma due to our alleged failure to obtain the Department's prior approval of a disposal plan for that waste. At that time, the Department assessed Waste Connections a fine of $0.2 million for past violations related to accepting more than 200 tons per day of out-of-state waste prior to obtaining the Department's approval of a disposal plan. While seeking the Department's approval of a disposal plan, we continued to accept more than 200 tons a day of out-of-state waste because we believed, based on the advice of our legal counsel, that the Department did not have the legal right to require us to obtain its approval of a disposal plan prior to accepting more than 200 tons per day of out-of-state waste. In June 2002, the Department issued an amended order approving our disposal plan subject to conditions and increasing the fine assessed against us to $2.2 million because we continued to accept more than 200 tons per day of out of state waste prior to obtaining its approval of our plan. We objected to some of the conditions imposed in the order and initiated litigation against the Department challenging this order. Based on our consideration of the facts surrounding the order and the advice of our legal counsel, in the event the matter is not settled and litigation proceeds, we believe that we will prevail. Therefore, we believe that any payment resulting from the order will not materially affect our cash flows, financial condition or results of operations.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter of 2002.

EXECUTIVE OFFICERS

    The following table sets forth certain information concerning our executive officers as of March 15, 2003:

NAME                             AGE       POSITIONS
----                             ---       ---------
Ronald J. Mittlestaedt (1)       39        President, Chief Executive Officer and Chairman
Steven F. Bouck                  46        Executive Vice President and Chief Financial Officer
Darrell W. Chambliss             38        Executive Vice President - Operations
Robert D. Evans                  56        Executive Vice President, General Counsel and Secretary
Kenneth O. Rose                  54        Senior Vice President - Administration
Michael R. Foos                  37        Vice President - Finance and Chief Accounting Officer
David M. Hall                    45        Vice President - Business Development
Eric J. Moser                    36        Vice President - Corporate Controller
Eric Hansen                      38        Vice President - Information Technology
Jerri L. Hunt                    51        Vice President - Human Resources and Risk Management
James M. Little                  41        Vice President - Engineering

(1) Member of the Executive Committee of the Board of Directors.

    Ronald J. Mittelstaedt has been President, Chief Executive Officer and a director since Waste Connections was formed, and was elected Chairman in January 1998. Mr. Mittelstaedt has more than 14 years of experience in the solid waste industry. He served as a consultant to United Waste Systems, Inc., with the title of Executive Vice President, from January 1997 to August 1997, where he was responsible for corporate development for all states west of Colorado. As Regional Vice President of USA Waste Services, Inc. (including Sanifill, Inc., which was acquired by USA Waste Services, Inc.) from November 1993 to January 1997, he was responsible for all operations in 16 states and Canada. Mr. Mittelstaedt held various positions at Browning-Ferris Industries, Inc. ("BFI") from August 1988 to November 1993, most recently as Division Vice President in northern California, overseeing the San Jose market. Previously he was the District Manager responsible for BFI's operations in Sacramento and the surrounding areas. He holds a B.S. degree in Finance from the University of California at Santa Barbara.

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

    Darrell W. Chambliss has been Executive Vice President - Operations since October 1, 1997. Mr. Chambliss held various management positions at USA Waste Services, Inc. (including Sanifill, Inc. and United Waste, Inc., both of which were acquired by USA Waste Services, Inc.) from April 1995 to September 1997, including most recently Division Manager in Corning, California, where he was responsible for the operations of 19 operating companies as well as supervising and integrating acquisitions. From July 1989 to April 1995, he held various management positions with BFI, including serving as Assistant District Manager in San Jose, California, where he was responsible for a significant hauling operation, and serving as District Manager in Tucson, Arizona for more than three years. Mr. Chambliss holds a B.S. degree in Business Administration from the University of Arkansas.

    Robert D. Evans has been Executive Vice President, General Counsel and Secretary of Waste Connections since June 2002. From 1978 until he joined the company, Mr. Evans was a partner in the San Francisco law firm of Shartsis, Friese & Ginsburg LLP, where he was also a member of the Management Committee. Mr. Evans' practice included representing companies in mergers and acquisitions and corporate finance transactions. Prior to joining Waste Connections, Mr. Evans had been the company's primary outside counsel since its formation. Mr. Evans holds a B.A. degree in Economics and a J.D. degree from the University of California at Berkeley.

    Kenneth O. Rose has been Senior Vice President - Administration since May 2002. He also served as a consultant to Waste Connections in March and April 2002. From May 2000 to March 2002, he provided consulting services to WorldOil.Com, Inc. and Gulf Publishing Company. As Vice President - Administration for Coach USA, Inc., from October 1996 to April 2000, Mr. Rose was responsible for all corporate administrative activities in the United States, Canada and Mexico. Mr. Rose has over seven years experience in the solid waste industry obtained primarily with USA Waste Services, Inc. (including Sanifill, Inc., which was acquired by USA Waste Services, Inc.) where he held the position of Corporate Director - Administration from December 1990 to September 1996. From August 1989 to November 1990, Mr. Rose provided consulting and personnel services to BSI, Inc., a solid waste services company in Houston, Texas acquired by Sanifill, Inc. Prior to joining the waste industry, Mr. Rose held various administrative positions in the oil and offshore drilling industries from 1971 to 1989 with Standard Oil Company-Indiana, Gulf Oil Corporation and Chevron Corporation. Mr. Rose holds a B.S. degree in Accounting from the University of Wyoming.

    David M. Hall has been Vice President - Business Development since August 1, 1998. Mr. Hall has more than 16 years of experience in the solid waste industry with extensive operating and marketing experience in the Western U.S. From October, 1995 to July 1998, Mr. Hall was the Divisional Vice President of USA Waste Services, Inc., Rocky Mountain Division (including Sanifill, Inc. which was acquired by USA Waste Services, Inc.). In that position, he oversaw all operations and business development in six Rocky Mountain states. Prior to his employment with Sanifill, Mr. Hall held various management positions with BFI from October 1986 to October 1995, including Vice President of Sales for the Western United States. Mr. Hall was employed from 1979 to 1986 in a variety of sales and marketing management positions in the high technology sector. Mr. Hall received a B.S. degree in Management and Marketing from Southwest Missouri State University.

    Michael R. Foos has been Vice President - Finance and Chief Accounting Officer since October 1999. From October 1997 to September 1999, Mr. Foos served as Vice President and Corporate Controller of Waste Connections. Mr. Foos served as Division Controller of USA Waste Services, Inc. (including Sanifill, Inc., which was acquired by USA Waste Services, Inc.) from October

1996 to September 1997, where he was responsible for financial compilation and reporting and acquisition due diligence for a seven-state region. Mr. Foos served as Assistant Regional Controller at USA Waste Services, Inc. from August 1995 to September 1996, where he was responsible for internal financial reporting for operations in six states and Canada. Mr. Foos also served as District Controller for Waste Management, Inc. from February 1990 to July 1995, and was a member of the audit staff of Deloitte & Touche from 1987 to 1990. Mr. Foos holds a B.S. degree in Accounting from Ferris State University.

    Eric J. Moser has been Vice President - Corporate Controller since October 1999. From October 1997 to September 1999, Mr. Moser served as Waste Connections' Treasurer and Assistant Corporate Controller. From August 1995 to September 1997, Mr. Moser held various finance positions at USA Waste Services, Inc. (including Sanifill, Inc., which was acquired by USA Waste Services, Inc.), most recently as Controller of the Ohio Division, where he was responsible for internal financial compilation and reporting and acquisition due diligence. Previously Mr. Moser was Controller of the Michigan Division of USA Waste Services, Inc., where he was responsible for internal financial reporting. Mr. Moser served as Controller for Waste Management, Inc. from June 1993 to August 1995, where he was responsible for internal financial reporting for a hauling company, landfill and transfer station. Mr. Moser holds a B.S. degree in Accounting from Illinois State University.

    Eric Hansen has been Vice President - Information Technology since January 2001. From April 1998 to December 2000, Mr. Hansen served as Waste Connections' Director of Management Information Systems. Mr. Hansen served as Information Systems Manager with Fibres International from October 1997 to April 1998. Mr. Hansen held various positions including NT Administrator for the Multnomah Athletic Club in Portland, Oregon from August 1989 to October 1997. Mr. Hansen holds a B.S degree from Portland State University.

    Jerri L. Hunt has been Vice President - Human Resources and Risk Management since December 1999. From 1994 to 1999, Ms. Hunt held various positions with First Union National Bank (including the Money Store, which was acquired by First Union National Bank), most recently Vice President of Human Resources in which she managed all aspects of human resources for over 5,000 employees located throughout the United States. From 1989 to 1994, Ms. Hunt served as Manager of Human Resources and Risk Management for BFI, where she was responsible for all aspects of human resources and safety and environmental compliance matters. Ms. Hunt also served as a Human Resources Supervisor for United Parcel Service from 1976 to 1989. She holds a B.S. degree from California State University, Sacramento and a master's degree in Human Resources from Golden Gate University.

    James M. Little has been Vice President - Engineering since September 1999. Mr. Little held various management positions with Waste Management, Inc. (formerly USA Waste Services, Inc., which was acquired by Waste Management, Inc. and Chambers Development Co. Inc., which was acquired by USA Waste Services, Inc.) from April 1990 to September 1999, including Regional Environmental Manager and Regional Landfill Manger, and most recently Division Manager in Ohio, where he was responsible for the operations of ten operating companies in the Northern Ohio area. Mr. Little is a certified professional geologist and holds a B.S. degree in Geology from Slippery Rock University.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Our common stock trades on the New York Stock Exchange under the symbol "WCN". The following table sets forth, for the periods indicated, the high and low prices per share of our common stock, as reported on The Nasdaq Stock Market(R) - National Market for the periods indicated through October 23, 2002, and as reported on the New York Stock Exchange beginning October 24, 2002.

                                                    HIGH            LOW
                                                  --------        --------
    2001
    First Quarter                                 $  33.50        $  23.00
    Second Quarter                                   37.31           25.70
    Third Quarter                                    34.90           22.20
    Fourth Quarter                                   32.90           25.47

    2002
    First Quarter                                 $  34.26        $  23.49
    Second Quarter                                   37.68           30.60
    Third Quarter                                    36.24           25.60
    Fourth Quarter                                   39.56           29.73

    2003
    First Quarter (through March 13, 2003)        $  39.98        $  30.75



    On March 13, 2003, there were 89 record holders of Waste Connections' common stock.

    We have never paid cash dividends on our common stock. We do not currently anticipate paying any cash dividends on our common stock. We intend to retain all earnings to fund the operation and expansion of our business. In addition, our existing credit facility restricts the payment of cash dividends.

    During the fourth quarter of 2002, we issued warrants to purchase 5,400 shares of our common stock to a business development consultant as part of a compensation plan for services rendered. This consultant is a sophisticated investor, familiar with our business and industry in which we operate. The consultant is also an "accredited investor" as defined in Rule 501(a) under the Securities Act of 1933, as amended (the "Securities Act") received copies of our most recent annual report to shareholders and the proxy statement accompanying that annual report, and had access to all of our reports filed with the Securities and Exchange Commission during our last fiscal year and the current year. The consultant was able to ask questions of our management concerning the terms of offering and to obtain additional information necessary to verify the accuracy of information to which he had access. No general solicitation or advertising was used in connection with the issuance of the warrants. The warrants were issued with legends stating that they have not been registered under the Securities Act and setting forth restrictions on transfer. The warrants were issued in reliance on the exemptions from registration provided by Sections 3(b) and 4(2) of the Securities Act and Regulation D under that Act.

    The following is a summary of all of our equity compensation plans, including plans that were assumed through acquisitions and individual arrangements that provide for the issuance of equity securities as compensation, as of December 31, 2002. See Note 10 to the consolidated financial statements for additional discussion.



                                                                                                  (c)
                                                                                         Number of securities
                                             (a)                       (b)              remaining available for
                                   Number of securities to      Weighted-average         future issuance under
                                   be issued upon exercise      exercise price of      equity compensation plans
                                   of outstanding options,    outstanding options,       (excluding securities
 Plan Category                       warrants and rights       warrants and rights     reflected in column (a))
 -------------                       -------------------       -------------------     ------------------------
Equity compensation plans
  approved by security holders             1,963,527                 $ 23.06                   2,684,351
Equity compensation plans not
  approved by security holders               889,472                   24.48                   2,259,200
                                          ------------                                       ------------
Total                                      2,852,999                 $ 23.50                   4,943,551
                                          ============                                       ============

ITEM 6.   SELECTED FINANCIAL DATA

    This table sets forth selected financial data of Waste Connections, in thousands, except share and per share amounts, for the periods indicated. This data should be read in conjunction with and is qualified by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 in this Annual Report on Form 10-K and our audited consolidated financial statements, including the notes thereto and the independent auditors' report thereon and the other financial information included in Item 8 in this Form 10-K. The selected data in this section are not intended to replace the consolidated financial statements included in this Report.

                                                                         YEARS ENDED DECEMBER 31,
                                             --------------------------------------------------------------------------------
                                                 1998             1999             2000             2001             2002
                                             ------------     ------------     ------------     ------------     ------------
STATEMENT OF OPERATIONS DATA:
   Revenues                                  $     99,624     $    184,225     $    304,355     $    377,533     $    498,661
   Operating expenses:
      Cost of operations                           71,635          112,686          174,510          210,590          281,331
      Selling, general and administrative          10,599           16,019           25,579           32,007           47,366
      Depreciation and amortization                 8,008           14,769           27,195           36,138           38,977
      Loss on disposal of operations                   --               --              833            4,879               --
      Acquisition-related expenses                     --            9,003              150               --               --
                                             ------------     ------------     ------------     ------------     ------------
   Income from operations                           9,382           31,748           76,088           93,919          130,987

   Interest expense                                (3,458)         (11,531)         (28,705)         (30,045)         (32,228)
   Other income (expense), net                       (881)             (66)             116           (6,196)            (813)
                                             ------------     ------------     ------------     ------------     ------------
   Income before income tax provision
      and minority interests                        5,043           20,151           47,499           57,678           97,946

   Minority interests                                  --               --               --           (7,338)          (9,367)
                                             ------------     ------------     ------------     ------------     ------------
   Income before income tax provision               5,043           20,151           47,499           50,340           88,579

   Income tax provision                            (2,776)         (10,924)         (19,310)         (19,812)         (33,113)
                                             ------------     ------------     ------------     ------------     ------------
   Net income                                $      2,267     $      9,227     $     28,189     $     30,528     $     55,466
                                             ============     ============     ============     ============     ============
   Redeemable convertible preferred
      stock accretion                                (917)              --               --               --               --
                                             ------------     ------------     ------------     ------------     ------------
   Net income applicable to common
      stockholders                           $      1,350     $      9,227     $     28,189     $     30,528     $     55,466
                                             ============     ============     ============     ============     ============

   Basic income per common share             $       0.13     $       0.49     $       1.21     $       1.13     $       2.00
                                             ============     ============     ============     ============     ============

   Diluted income per common share           $       0.11     $       0.46     $       1.17     $       1.10     $       1.90
                                             ============     ============     ============     ============     ============
   Shares used in calculating basic
      income per share                         10,412,868       18,655,801       23,301,358       27,069,685       27,750,642
                                             ============     ============     ============     ============     ============
   Shares used in calculating diluted
      income per share                         12,323,990       19,929,539       23,994,994       27,675,639       32,325,624
                                             ============     ============     ============     ============     ============

                                                                               DECEMBER 31,
                                             --------------------------------------------------------------------------------
                                                 1998             1999             2000             2001             2002
                                             ------------     ------------     ------------     ------------     ------------
BALANCE SHEET DATA:
   Cash and equivalents                      $      3,351     $      2,393     $      2,461     $      7,279     $      4,067
   Working capital (deficit)                      (14,167)         (10,149)         (10,398)          (4,825)         (23,048)
   Property and equipment, net                     51,422          335,260          384,237          465,806          578,040
   Total assets                                   176,659          617,958          810,104          979,353        1,261,882
   Long-term debt                                  68,274          275,145          334,194          416,171          578,481
   Total stockholders' equity                      66,837          218,521          334,208          379,805          451,712

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the "Selected Financial and Operating Data," our Consolidated Financial Statements and the notes thereto included elsewhere herein.

OVERVIEW

    Waste Connections, Inc. is an integrated solid waste services company that provides solid waste collection, transfer, disposal and recycling services in mostly secondary markets in the Western, Midwestern and Southeastern U.S. As of December 31, 2002, we served more than one million commercial, industrial and residential customers in Alabama, California, Colorado, Georgia, Illinois, Iowa, Kansas, Kentucky, New Mexico, Minnesota, Mississippi, Montana, Nebraska, Ohio, Oklahoma, Oregon, South Dakota, Tennessee, Texas, Utah, Washington, and Wyoming. As of that date, we owned 90 collection operations and operated or owned 29 transfer stations, 29 Subtitle D landfills, one construction and demolition landfill and 18 recycling facilities. We also own one Subtitle D landfill site which is permitted for operation, but not constructed as of December 31, 2002.

    We generally intend to pursue an acquisition-based growth strategy and as of December 31, 2002 have acquired 151 businesses since our inception in September 1997. Excluding debt and other long-term liabilities assumed totaling $73.5 million, the aggregate consideration for acquisitions occurring in 2002, using the purchase method of accounting, was approximately $169.4 million. From inception through December 31, 2002, the results of operations of these acquired businesses have been included in our financial statements only from the respective dates of acquisition, except for 14 acquisitions accounted for under the poolings-of-interests method of accounting, which are included for all periods presented. We anticipate that a substantial part of our future growth will come from acquiring additional solid waste collection, transfer and disposal businesses and, therefore, we expect additional acquisitions could continue to affect period-to-period comparisons of our operating results.

CRITICAL ACCOUNTING POLICIES

    We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

    Self-insurance liabilities. During 2002, we increased our scope of self-insurance, becoming primarily self-insured for automobile liability, general liability and workers' compensation claims. Previously, we were primarily self-insured only for automobile collision and employee group health claims. Our self-insurance accruals are based on claims filed and estimates of claims incurred but not reported and are developed by our management and by our third-party claims administrator. The self-insurance accruals are influenced by our past claims experience factors, which have a limited history, and by published industry development factors. If we experience insurance claims or costs above or below our historically evaluated levels, our estimates could be materially affected. The frequency and amount of claims or incidents could vary significantly over a period of time, which could materially affect our self-insurance liabilities. Additionally, the actual costs to settle the self-insurance liabilities could materially differ from the original estimates.

    Accounting for landfills. The discussion below details our accounting policies for landfills through December 31, 2002. As of January 1, 2003, our practice will change upon our adoption of SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Our adoption of SFAS No. 143 will result in a significant change to our accounting policies for landfill closure and post-closure obligations. See discussion below under "New Accounting Pronouncements" for additional information and an analysis of the estimated impact the adoption of SFAS No. 143 will have on our balance sheet and results of operations for the year ended December 31, 2003.

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

    Landfill development costs. Landfill development costs include the costs of acquisition, construction associated with excavation, liners, site berms, groundwater monitoring wells and leachate collection systems. We estimate the total costs associated with developing each landfill site to its final capacity. Total landfill costs include the development costs associated with "deemed" permitted airspace. Deemed permitted airspace is addressed below. Landfill development costs are dependent upon future events and thus actual costs could vary significantly from our estimates. Material differences between estimated and actual development costs may affect our cash flows by increasing our capital expenditures and thus affect our results of operations by increasing our landfill depletion expense.

    Closure and post-closure obligations. We reserve for estimated closure and post-closure maintenance obligations at the landfills we own and certain landfills that we operate, but do not own. We could have additional material financial obligations relating to closure and post-closure costs of the other disposal facilities that we currently own or operate and that we may own or operate in the future. We calculate the net present value of the closure and post closure commitment assuming an inflation rate of 3% and a discount rate of 7.5%. We accrete discounted amounts previously recorded to reflect the passage of time. Our adoption of SFAS 143, Accounting for Asset Retirement Obligations ("SFAS No. 143") on January 1, 2003 will result in a significant change to our accounting policies for landfill closure and post-closure obligations. For example, our discount rate will be increased to 8.5% as of January 1, 2003. Refer to "New Accounting Pronouncements" below for an analysis of the estimated impact the adoption of SFAS No. 143 will have on our balance sheet and results of operations for the year ended December 31, 2003. Significant reductions in our estimates of the remaining lives of our landfills or significant increases in our estimates of the landfill closure and post-closure maintenance costs could have a material adverse effect on our financial condition and results of operations.

    Disposal capacity. Our internal and third-party engineers perform surveys at least annually to estimate the disposal capacity at our landfills. Our landfill depletion rates are based on the remaining disposal capacity, considering both permitted and deemed permitted airspace, at our landfills. Deemed permitted airspace consists of additional disposal capacity being pursued through means of an expansion. Deemed permitted airspace that meets certain internal criteria is included in our estimate of total landfill airspace. Our internal criteria to determine when deemed permitted airspace may be included as disposal capacity is as follows:

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

    Impairment of intangible assets. We periodically evaluate acquired businesses for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on regulatory factors, market conditions, anticipated cash flows and operational performance of our acquired businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill or other intangibles associated with our acquired businesses are impaired. Any resulting impairment loss could reduce our net worth and have a material adverse effect on our financial condition and results of operations. Additionally, our credit agreement contains a covenant requiring us to maintain a minimum funded debt to capitalization ratio, and net worth is one of the components of capitalization. A reduction in net worth, therefore, if substantial, could limit the amount that we can borrow under our credit agreement and any failure to comply with the agreement could result in an event of default under the credit agreement. As of December 31, 2002, goodwill and intangible assets represented 46.2% of our total assets.

    Allocation of acquisition purchase price. We allocate acquisition purchase prices to identified intangible assets and tangible assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition, with any residual amounts allocated to goodwill.

    We deem the total remaining permitted and deemed permitted airspace of an acquired landfill to be a tangible asset. Therefore, for acquired landfills, we initially allocate the purchase price to identified intangible and tangible assets acquired, excluding landfill airspace, and liabilities assumed based on their estimated fair values at the date of acquisition. Any residual amount is allocated to landfill airspace.

    We often consummate single acquisitions that include a combination of collection operations and landfills. For each separately identified collection operation and landfill acquired in a single acquisition, we perform an initial allocation of total purchase price to the identified collection operations and landfills based on their relative fair values. Following this initial allocation of total purchase price to the identified collection operations and landfills, we further allocate the identified intangible assets and tangible assets acquired and liabilities assumed for each collection operation and landfill based on their estimated fair values at the dates of acquisition, with any residual amounts allocated to either goodwill or landfill site costs, as discussed above.

    We accrue the payment of contingent purchase price if the events surrounding the contingency are deemed probable. Contingent purchase price related to landfills is allocated to landfill site costs and contingent purchase price for acquisitions other than landfills is allocated to goodwill.

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

GENERAL

    Our revenues consist mainly of fees we charge customers for solid waste collection, transfer, disposal and recycling services. Our collection business also generates revenues from the sale of recyclable commodities, which have significant variability. A large part of our collection revenues comes from providing commercial, industrial and residential services. We frequently perform these services under service agreements or franchise agreements with counties or municipal contracts. Our existing franchise agreements and all of our existing municipal contracts give us the exclusive right to provide specified waste services in the specified territory during the contract term. These exclusive arrangements are awarded, at least initially, on a competitive bid basis and subsequently on a bid or negotiated basis. We also provide residential collection services on a subscription basis with individual households. Approximately 50% of our revenues for the year ended December 31, 2002 were derived from market areas where services are provided predominantly under exclusive franchise agreements, long-term municipal contracts and governmental certificates. Governmental certificates grant us perpetual and exclusive collection rights in the covered areas. Contracts with counties and municipalities and governmental certificates provide relatively consistent cash flow during the terms of the contracts. Because we bill most residential customers quarterly, subscription agreements also provide a stable source of revenues for us. Our collection business also generates revenues from the sale of recyclable commodities. The table below shows for the periods indicated the percentage of our total reported revenues attributable to services provided, prior to intercompany eliminations.

                                        Year Ended December 31,
                                      ---------------------------
                                       2000       2001       2002
                                      -----      -----      -----
Collection                             70.8%      67.9%      65.9%
Landfill                               13.4       18.7       18.5
Transfer and processing                 9.3        9.6       12.1
Recycling                               6.0        3.4        3.3
Other                                   0.5        0.4        0.2
                                      -----      -----      -----
                                      100.0%     100.0%     100.0%
                                      -----      -----      -----

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

    We derive a substantial portion of our revenues from services provided under exclusive municipal contracts and franchise agreements. No single contract or customer accounted for more than 5% of our revenues for the years ended December 31, 2000, 2001 and 2002.

    Costs of operations include labor, fuel, equipment maintenance and tipping fees paid to third-party disposal facilities, worker's compensation and vehicle insurance and claims expense, the cost of materials we purchase for recycling, third-party transportation expense, district and state taxes and host community fees and royalties. In 2002, we increased our scope of self-insurance, becoming primarily self-insured for general liability, workers' compensation and automobile liability. Previously, we were primarily self-insured only for automobile collision and employee group health claims. The frequency and amount of claims or incidents for the areas in which we are primarily self-insured could vary significantly from quarter to quarter and/or year to year, resulting in increased volatility of our cost of operations. As of December 31, 2002, we owned and/or operated 29 transfer stations, which reduce our costs by allowing us to use collection personnel and equipment more efficiently and by consolidating waste to reduce transportation costs to remote sites and gain more favorable disposal rates that may be available for larger quantities of waste.

    Selling, general and administrative ("SG&A") expenses include management, clerical and administrative compensation, overhead costs associated with our marketing and sales force, professional services and community relations expense.

    Depreciation expense includes depreciation of fixed assets over their estimated useful lives using the straight-line method. Prior to January 1, 2002, amortization expense included the amortization of goodwill (for businesses acquired prior to June 30, 2001) and other intangible assets using the straight-line method. As discussed more fully below, beginning January 1, 2002, goodwill and indefinite-lived intangible assets are no longer amortized.

    We capitalize some third-party expenditures related to pending acquisitions or development projects, such as legal, engineering and interest expenses. We expense indirect acquisition costs, such as executive and corporate overhead, public relations and other corporate services, as we incur them. We charge against net income any unamortized capitalized expenditures and advances (net of any portion that we believe we may recover, through sale or otherwise) that relate to any operation that is permanently shut down and any pending acquisition or landfill development project that we believe will not be completed. We routinely evaluate all capitalized costs, and expense those related to projects that we believe are not likely to succeed. At December 31, 2002, we had $0.4 million of capitalized interest related to landfill development projects and $0.1 million in capitalized expenditures relating to pending acquisitions.

    We continually evaluate the value and future benefits of our intangible assets, including goodwill. We assess the recoverability from future operations using cash flows and income from operations of the related acquired businesses as measures. Under this approach, the carrying value is reduced if it becomes probable that our best estimate for expected future cash flows of the related business would be less than the carrying amount of the intangible assets. As of December 31, 2002, there have been no adjustments to the carrying amounts of intangibles resulting from these evaluations. As of December 31, 2002, goodwill and other intangible assets represented approximately 46.2% of total assets and 128.9% of stockholders' equity.

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

NEW ACCOUNTING PRONOUNCEMENTS

SFAS Nos. 141 and 142

    In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets" (collectively, the "Statements"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the Statements. Other intangible assets, including those meeting new recognition criteria under the Statements, continue to be amortized over their estimated useful lives.

    We fully adopted the new rules on accounting for goodwill and other intangible assets beginning on January 1, 2002. We test goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. In 2002, we performed the first of the required impairment tests of goodwill and indefinite-lived intangible assets based on the carrying values as of January 1, 2002 and September 30, 2002. Between September 30, 2002 and December 31, 2002, no events or changes in circumstances occurred that indicated the potential existence of goodwill or indefinite-lived intangible asset impairment. As a result of performing the tests for potential impairment, we determined that no impairment existed as of January 1, 2002 or December 31, 2002 and therefore, it was not necessary to write down any of our goodwill or indefinite-lived intangible assets. We will continue to perform the potential impairment tests on an annual basis during the fourth quarter of our fiscal year.

    Net income for the years ended December 31, 2000 and 2001, adjusted for the nonamortization provisions of SFAS No. 142, was $33.1 million and $37.4 million, respectively. Basic shares outstanding were 23,301,358 and 27,069,685, respectively, for the years ended December 31, 2000 and 2001. Diluted shares outstanding were 23,994,994 and 27,675,639, respectively, for the years ended December 31, 2000 and 2001.

SFAS No. 143

    In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"), which outlines standards for accounting for obligations associated with the retirement of long-lived assets. SFAS No. 143 is effective beginning January 1, 2003 and will impact the accounting for landfill retirement obligations, which we have historically referred to as closure and post-closure obligations. The adoption of SFAS No. 143 will have no impact on our cash requirements.

    Accrued closure and post-closure costs represent an estimate of the current value of the future obligation associated with closure and post-closure monitoring of non-hazardous solid waste landfills we currently own and/or operate. Closure and post-closure monitoring and maintenance costs represent the costs related to cash expenditures yet to be incurred when a landfill facility ceases to accept waste and closes. Accruals for closure and post-closure monitoring and maintenance requirements in the U.S. consider site inspection, groundwater monitoring, leachate management, methane gas control and recovery, and operating and maintenance costs to be incurred during the period after the facility closes. Certain of these environmental costs, principally capping and methane gas control costs, are also incurred during the operating life of the site in accordance with the landfill operation requirements of Subtitle D and the air emissions standards. Site specific closure and post-closure engineering cost estimates are prepared annually for landfills owned and/or operated by us for which we are responsible for closure and post-closure.

    Under our historical accounting practice, landfill closure and post-closure obligations are calculated by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure using an inflation rate of 3% and discounting the inflated total to its present value using a 7.5% discount rate. The resulting obligation is recorded as a long-term liability with a corresponding increase to landfill site costs. Interest is accreted on the recorded liability using the corresponding discount rate and recorded as a component of interest expense. The amount recorded to site costs is charged to depletion expense on a units-of-consumption basis as landfill airspace is consumed. The impact of changes determined to be changes in estimates, based on the annual update, are accounted for on a prospective basis. Final capping costs are generally included in the estimate of the total costs associated with developing each landfill site to its final capacity and depleted on a units-of-production basis under our current accounting method as landfill airspace is consumed. Final capping costs have generally not been included in the calculation of closure and post-closure liabilities under our current accounting method.

    We believe the adoption of SFAS No. 143 will impact the calculation of landfill retirement obligations, and the classification of amounts recorded in the financial statements as follows:

- Landfill closure and post-closure liabilities will continue to be calculated by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure using an inflation rate of 3% and discounting the inflated total to its present value using an 8.5% discount rate. The 8.5% discount rate is higher than the 7.5% historically used because SFAS No. 143 requires the use of a credit-adjusted risk-free rate. The resulting closure and post-closure obligation will be recorded on the balance sheet as the landfill's total airspace is consumed. Discounting the obligation with a higher discount rate and recording the liability as airspace is consumed results in a decrease to the previously recorded closure and post-closure liabilities.

- Final capping costs will be included in the calculation of closure and post-closure liabilities. Final capping costs will be estimated using current dollars, inflated to the expected date of the final capping expenditures, discounted to a net present value and recorded on the balance sheet as a component of closure and post-closure liabilities as landfill airspace is consumed.

- Interest accretion will be reduced as a result of the decrease in the recorded closure and post-closure liabilities and will be reclassified from interest expense to cost of operations, thus causing a reduction in income from operations and an increase of net income. However, there will be no change in operating cash flow.

- Depletion on the closure and post-closure obligation recorded as a component of landfill site costs will generally be less during the early portion of a landfill's operating life and increase thereafter.

    Upon adoption, SFAS No. 143 requires a cumulative change in accounting for landfill obligations retroactively to the date of the inception of the landfill. Inception of the asset retirement obligation is the date operations commenced or the date the asset was acquired. Upon adoption of SFAS No. 143 on January 1, 2003, we expect a cumulative effect of the change in accounting principle of $0.4 million ($0.3 million, net of tax), a decrease in our closure and post-closure liability of $9.1 million and a decrease in our net landfill assets of $8.7 million.

    The following is a summary of management's estimate of the changes that will result from the adoption of SFAS No. 143 on January 1, 2003 (unaudited, amounts in thousands):

                                      Balance at                     Balance at
                                      December 31,                   January 1,
                                          2002          Change          2003
                                       ---------      ---------      ---------
Landfill site costs                    $ 412,226      $  (9,286)     $ 402,940
Accumulated depletion                    (31,458)           619        (30,839)
                                       ---------      ---------      ---------

Net landfill site costs                $ 380,768      $  (8,667)     $ 372,101
                                       ---------      ---------      ---------

Closure and post-closure liability     $  13,749      $  (9,142)     $   4,607
                                       ---------      ---------      ---------

    The following is a reconciliation of our estimated 2003 landfill expenses, based on landfills owned as of December 31, 2002, after adoption of SFAS No. 143 to the estimated expense under our historical accounting practice (unaudited, amounts in thousands):

                                       Historical
                                         Method        Change         Revised
                                       ---------      ---------      ---------
Closure and post-closure accretion     $   1,031      $    (639)     $     392
Landfill depletion                        12,703         (1,064)        11,639
                                       ---------      ---------      ---------
                                       $  13,734      $  (1,703)     $  12,031
                                       =========      =========      =========

SFAS No. 144

    Effective January 1, 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of SFAS No. 144 did not have a material impact on our financial statements and related disclosures.

SFAS No. 145

    In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Modifications to Reporting of Extinguishments of Debt and Accounting for Certain Capital Lease Modifications and Technical Corrections", effective for transactions occurring after May 15, 2002. SFAS No. 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items. SFAS No. 145 also requires that certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). We elected to adopt SFAS No. 145 early, which resulted in the reclassification from extraordinary items to other expenses of $0.3 million of losses incurred during the year ended December 31, 2001 resulting from early extinguishments of debt.

SFAS No. 146

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

SFAS No. 148

    In December 2002, the Financial Accounting Standards Board issued FASB Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting", to require disclosure in the summary of accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method. We adopted the disclosure provisions of SFAS No. 148 and continue to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25").

FIN 45

    In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). It clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The objective of the initial measurement of the liability is the fair value of the guarantee at its inception. The initial recognition and initial measurement provisions of FIN 45 are effective for us on a prospective basis for guarantees issued after December 31, 2002. We will record the fair value of future material guarantees, if any.

FIN 46

    In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"). FIN 46 requires that unconsolidated variable interest entities be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity's expected losses or residual benefits. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to existing variable interest entities beginning after June 15, 2003. We do not expect the adoption of FIN 46 to have a material impact on our financial statements because, as of December 31, 2002, we consolidate all of our less than 100% owned subsidiaries.

    RESULTS OF OPERATIONS

    The following table sets forth items in our consolidated statement of operations in thousands and as a percentage of revenues for the periods indicated:

                                                                 Year Ended December 31,
                                        --------------------------------------------------------------------------
                                                     2000 as a                 2001 as a                2002 as a
                                                        % of                      % of                     % of
                                          2000        Revenue       2001         Revenue       2002       Revenue
                                        ---------    ---------   ---------      ---------   ---------    ---------
Revenues                                $ 304,355        100.0%  $ 377,533          100.0%  $ 498,661        100.0%
Cost of operations                        174,510         57.3     210,590           55.8     281,331         56.4
Selling, general and administrative        25,579          8.4      32,007            8.5      47,366          9.5
Depreciation and amortization              27,195          9.0      36,138            9.5      38,977          7.8
Loss on disposal of operations                833          0.3       4,879            1.3        --           --
Acquisition-related expenses                  150          0.0        --             --          --           --
                                        ---------    ---------   ---------      ---------   ---------    ---------
Income from operations                     76,088         25.0      93,919           24.9     130,987         26.3

Interest expense, net                     (28,705)        (9.4)    (30,045)          (8.0)    (32,228)        (6.5)
Other income (expense), net                   116          0.0      (6,196)          (1.6)       (813)        (0.2)
Minority interests                           --           --        (7,338)          (1.9)     (9,367)        (1.9)
Income tax provision                      (19,310)        (6.3)    (19,812)          (5.3)    (33,113)        (6.6)
                                        ---------    ---------   ---------      ---------   ---------    ---------
Net income                              $  28,189          9.3%  $  30,528            8.1%  $  55,466         11.1%
                                        =========    =========   =========      =========   =========    =========

Years Ended December 31, 2002 and 2001

    Revenues. Total revenues for the year ended December 31, 2002 increased $121.2 million, or 32.1%, to $498.7 million from $377.5 million for the year ended December 31, 2001. Revenues in the year ended December 31, 2002 from acquisitions closed in 2002 as well as the inclusion in 2002 of 12 months of revenues from businesses acquired in 2001 totaled approximately $94.9 million, or 78.4% of the increase. For the remaining increase in revenues, $15.5 million was attributable to selected price increases, $2.3 million was due to improved recyclable commodity prices and $8.5 million was the result of volume growth in our existing business.

    Cost of Operations. Total cost of operations increased $70.7 million, or 33.6%, to $281.3 million for the year ended December 31, 2002 from $210.6 million for the year ended December 31, 2001. The increase was primarily attributable to acquisitions closed in 2002, the inclusion in 2002 of 12 months of operating costs from businesses acquired in 2001, $1.4 million of costs incurred resulting from an employee labor strike at our facilities in Pierce County, Washington, growth in our existing business and higher insurance costs, partially offset by greater integration of collection volumes into landfills we own or operate.

    Total cost of operations as a percentage of revenues for the year ended December 31, 2002 increased 0.6 percentage points to 56.4% from 55.8% for the year ended December 31, 2001. The increase as a percentage of revenues was primarily attributable to the mix of revenues associated with acquisitions closed in 2002, which had operating margins below our company average, higher insurance costs, and costs resulting from a labor strike in Pierce County, Washington, partially offset by greater integration of collection volumes into landfills we own or operate.

    SG&A. Total SG&A increased $15.4 million, or 48.0%, to $47.4 million for the year ended December 31, 2002 from $32.0 million for the year ended December 31, 2001. The increase was primarily attributable to additional personnel from acquisitions closed in 2002, the inclusion in 2002 of 12 months of SG&A costs from businesses acquired in 2001, additional corporate, regional and district level overhead, $1.3 million of employment-related expenses associated with the termination of our search for a chief operating officer and the hiring of two new corporate officers, higher relocation expenses associated with new hires and transfers of existing employees, increased bad debt expense, increased legal expenses, higher insurance costs, stock compensation expense related to the issuance of restricted stock to district-level personnel in 2002, $0.4 million expense associated with the relocation of our headquarters and early termination of our former corporate headquarters property lease and $0.3 million of costs associated with the listing of our common stock on the New York Stock Exchange. During the year ended December 31, 2001, we recognized $0.9 million of expenses related to the termination of negotiations and due diligence for a large potential acquisition.

    SG&A as a percentage of revenues for the year ended December 31, 2002 increased 1.0 percentage point to 9.5% from 8.5% for the year ended December 31, 2001. The increase in SG&A as a percentage of revenues resulted from acquisitions closed in 2002 having SG&A costs as a percentage of revenues above our company average, additional corporate, regional and district level overhead to accommodate our current and future growth, employment-related expenses associated with the termination of our search for a chief operating officer and the hiring of two new corporate officers, higher employee relocation expenses related to new hires and transfers of existing employees, increased bad debt expense, increased legal expenses, stock compensation expense related to restricted stock issued to district-level personnel in 2002, the accrual of an expense associated with the relocation of our headquarters and early termination of our former corporate headquarters property lease and costs associated with the listing of our common stock on the New York Stock Exchange. The increase in SG&A as a percentage of revenues was partially offset by the recognition during 2001 of expenses related to the termination of negotiations and due diligence for a large potential acquisition.

    Depreciation and Amortization. Depreciation and amortization expenses for the year ended December 31, 2002 increased $2.9 million, or 7.9%, to $39.0 million from $36.1 million for the year ended December 31, 2001. The increase resulted primarily from increased depletion due to higher volumes of waste disposed at our landfills, depreciation and depletion associated with acquisitions closed in 2002 and the inclusion in 2002 of 12 months of depreciation and depletion from businesses acquired in 2001, and increased depreciation expense resulting from new equipment acquired to support our base operations, partially offset by decreased amortization expense from not amortizing goodwill during the year ended December 31, 2002, due to the application of the nonamortization provisions of SFAS No. 142. Total goodwill amortization expense recognized in the year ended December 31, 2001 was $9.6 million. No goodwill amortization expense was recognized in the year ended December 31, 2002.

    Depreciation and amortization as a percentage of revenues for the year ended December 31, 2002 decreased 1.7 percentage points to 7.8% from 9.5% for the year ended December 31, 2001. The decrease in depreciation and amortization as a percentage of revenues was the result of applying the nonamortization provisions of SFAS No. 142, partially offset by increased depletion due to higher volumes of waste disposed at our landfills and increased depreciation expense associated with new equipment acquired in 2002. Goodwill amortization expense as a percentage of revenues for the year ended December 31, 2001 was 2.5%.

    Loss on Disposal of Operations. During the year ended December 31, 2001, we sold some of our Utah operations that were deemed to no longer be of strategic importance. We recognized a non-cash pre-tax loss of $4.9 million from this sale.

    Operating Income. Operating income for the year ended December 31, 2002 increased $37.1 million, or 39.5%, to $131.0 million from $93.9 million for the year ended December 31, 2001. The increase was primarily attributable to the growth in revenues, applying the nonamortization provisions of SFAS No. 142 and the absence of the prior year loss associated with the disposal of some of our Utah operations, partially offset by higher operating costs, depreciation, depletion and SG&A expenses.

    Operating income as a percentage of revenues for the year ended December 31, 2002 increased 1.4 percentage points to 26.3% from 24.9% for the year ended December 31, 2001. The increase in operating income as a percentage of revenues was attributable to applying the nonamortization provisions of SFAS No. 142 and not incurring losses on the disposal of operations, partially offset by declines in gross margins, higher depreciation and depletion expenses and an increase in SG&A expenses as a percentage of revenues.

    Interest Expense. Interest expense for the year ended December 31, 2002 increased $2.2 million, or 7.3%, to $32.2 million from $30.0 million for the year ended December 31, 2001. The increase was primarily attributable to higher debt levels incurred to fund our acquisitions, partially offset by lower interest rates on our revolving credit facility and our replacing a portion of the borrowings under our revolving credit facility with lower interest subordinated debt obligations. At December 31, 2002, we had $76.0 million of floating rate borrowings under our credit facility, $175.0 million of Floating Rate Convertible Subordinated Notes due 2022 and $18.0 million of other floating rate debt. Should interest rates rise, our interest cost on these borrowings would increase. Based on the outstanding borrowing amounts for these floating rate instruments at December 31, 2002, a one percent increase in interest rates would result in a $2.7 million increase in interest expense.

    Other Expense. Other expense decreased to $0.8 million for the year ended December 31, 2002 from $6.2 million for the year ended December 31, 2001. The primary component of other expense for the year ended December 31, 2001 was $6.3 million of expenses resulting from cash payments for the early termination of an interest rate swap. During the first quarter of 2001, we determined that the debt, the specific cash flows of which an interest rate swap was designated as hedging, would be repaid prior to its due date from the net proceeds of our convertible subordinated debt offering; therefore, it was probable that the future variable interest payments under the related debt (the hedged transactions) would not occur. The remaining components of other expense for 2002 and 2001 were net losses incurred on the disposal of certain assets.

    Minority Interests. Minority interests increased $2.1 million, or 27.7%, to $9.4 million for the year ended December 31, 2002, from $7.3 million for the year ended December 31, 2001. The increase was attributable to increased earnings by our majority-owned subsidiaries, as well as our owning majority interests in those entities, acquired in February 2001, for the entire 12 months ended December 31, 2002, compared to owning them for approximately eleven months in the year ended December 31, 2001.

    Provision for Income Taxes. Income taxes increased $13.3 million, or 67.1%, to $33.1 million for the year ended December 31, 2002, from $19.8 million for the year ended December 31, 2001. This increase was due to increased pre-tax earnings, partially offset by a 1.5 percentage point reduction in our effective tax rate due to the elimination of non-deductible goodwill. The effective income tax rate for the year ended December 31, 2002 was 37.4%, which is above the federal statutory rate of 35.0% primarily due to state and local taxes.

    Net Income. Net income increased $25.0 million, or 81.7%, to $55.5 million for the year ended December 31, 2002, from $30.5 million for the year ended December 31, 2001. The increase was primarily attributable to increased operating income in 2002, and the absence of prior year losses associated with the disposal of some of our Utah operations and the termination of an interest rate swap in 2001, partially offset by increases in interest expense, higher income tax expense and higher minority interests.

Years Ended December 31, 2001 and 2000

    Revenues. Total revenues for 2001 increased $73.2 million, or 24.0%, to $377.5 million from $304.4 million in 2000. Approximately 53% of the increase resulted from acquisitions accounted for using the purchase method of accounting that closed since the beginning of 2001. The remaining increase was primarily attributable to the inclusion in 2001 of 12 months of revenues from businesses acquired in 2000, selective price increases and growth in the base business, partially offset by a decline in commodity prices and the loss of revenues previously generated by certain Utah operations that were sold in 2001.

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

    SG&A. SG&A expenses increased $6.4 million, or 25.1%, to $32.0 million for 2001 from $25.6 million for 2000. Our SG&A increased as a result of additional personnel from companies acquired, additional corporate overhead to accommodate our growth and the incurrence of $0.9 million in expenses related to the termination of negotiations and due diligence for a large potential acquisition. SG&A as a percentage of revenues increased 0.1 percentage points to 8.5% for 2001 from 8.4% for 2000. The increase in SG&A as a percentage of revenues was due to the incurrence of terminated acquisition expenses, offset by the result of spreading overhead expenses over a larger base of revenue from the acquisitions completed in 2001.

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

     Loss on Disposal of Operations. During 2001, we sold some of our Utah operations that were deemed to no longer be of strategic importance. We recognized a pre-tax loss of $4.9 million from this sale. During 2000, we sold our Idaho operations and recognized a pre-tax loss of $0.8 million from this sale.

    Acquisition Related Expenses. Acquisition related expenses decreased to $0 for 2001 from $0.2 million in 2000. The prior year acquisition related expenses were for commissions, professional fees, and other direct costs resulting from the one acquisition that was accounted for using the pooling-of-interests method.

    Operating Income. Operating income increased $17.8 million, or 23.4%, to $93.9 million in 2001 from $76.1 million in 2000. The increase was attributable to operating income recognized from acquisitions closed in 2001, the inclusion in 2001 of 12 months of operating income from acquisitions closed in 2000, selective price increases, economies of scale from a greater revenue base and greater integration of collection volumes into transfer stations and landfills we own or operate, partially offset by increased losses from the disposal of certain operations, increased depreciation and amortization expenses and SG&A expenses. Operating income as a percentage of revenues decreased 0.1 percentage points to 24.9% for 2001 from 25.0% for 2000. The decrease in operating income as a percentage of revenues is attributable to the increased losses on the disposal of certain operations, and increases in depreciation and amortization and SG&A as a percentage of revenues, partially offset by the improvement in gross margins and economies of scale from a greater revenue base, and the elimination of stock compensation and acquisition related expenses.

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

    Other Expense. Other expense increased $6.3 million to $6.2 million in 2001 from other income of $0.1 million in 2000. The primary components of other expense in 2001 was $6.3 million of expenses resulting from cash payments made to terminate an interest rate swap prior to its due date, partially offset by gains on the sale of certain assets. During the first quarter of 2001, we determined that the debt, the specific cash flows of which an interest rate swap was designated as hedging, would be repaid prior to its due date from the net proceeds of our convertible subordinated debt offering; therefore, it was probable that the future variable interest payments under the related debt (the hedged transactions) would not occur.

    Minority Interests. Minority interests were $7.3 million in 2001, compared to $0 in 2000. The increase is attributable to the purchase by Waste Connections during the first quarter of 2001 of majority interests in two unrelated entities.

    Provision for Income Taxes. Income taxes increased $0.5 million, or 2.6%, to $19.8 million in 2001 from $19.3 million in 2000. The effective income tax rate in 2001 was 39.4%, which is above the federal statutory rate of 35.0% as the result of state and local taxes and non-deductible goodwill associated with certain acquisitions.

    Net Income. Net income increased $2.3 million, or 8.3%, to $30.5 million in 2001 from $28.2 million in 2000. The increase was primarily attributable to the increase in operating income, offset by the increases in interest expense, other expense, minority interests and income tax expense. Net income as a percentage of revenues decreased by 1.2 percentage points to 8.1% for 2001 from 9.3% for 2000. The decrease was attributable to the decrease in operating income as a percentage of revenues, and the increases in minority interests and other expense, partially offset by decreases in interest expense and income tax expense as a percentage of revenues.

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

    As of December 31, 2002, we had a working capital deficit of $23.0 million, including cash and equivalents of $4.1 million. Our working capital deficit increased $18.2 million from $4.8 million at December 31, 2001. Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements to reduce our indebtedness under our credit facility and to minimize our cash balances. The increase in our working capital deficit from the prior year is primarily due to increases in accounts payable and accrued liabilities, combined with our strategy of minimizing our cash balances.

    In April 2001, we sold $150 million of 5.5% Convertible Subordinated Notes Due April 2006 (the "2006 Notes") in a Rule 144A private placement. The 2006 Notes are unsecured, rank junior to existing and future Senior Indebtedness, as defined in the indenture governing the notes, and are convertible at any time at the option of the holder into common stock at a conversion price of $38.03 per share. We received proceeds of approximately $144.4 million from our private placement of these notes and used these proceeds to repay certain outstanding indebtedness under our credit facility.

    During April 2002, we sold $175 million of Floating Rate Convertible Subordinated Notes due 2022 (the "2022 Notes"). The 2022 Notes bear interest at the 3-month LIBOR rate plus 50 basis points, payable quarterly. The 2022 Notes are unsecured and rank pari passu with the 2006 Notes and junior to all existing and future senior indebtedness, as defined in the indenture governing the notes. Upon the incurrence of certain conditions, the 2022 Notes are convertible into common stock at 20.6654 shares per $1,000 principal amount of notes, or $48.39 per share. No change in the available borrowing capacity under our Credit Facility or material covenants resulted from our issuance of the 2022 Notes. We received proceeds of approximately $169.0 million from our sale of the 2022 Notes and used the proceeds to repay a portion of the outstanding indebtedness and related costs under our credit facility and for general corporate purposes, including payment for an acquisition.

    We have a $435 million revolving credit facility with a syndicate of banks for which Fleet Boston Financial Corp. acts as agent. As of December 31, 2002, we had an aggregate of $216 million outstanding under the credit facility, exclusive of stand-by letters of credit, with the interest on $1 million of the outstanding borrowings at prime plus 50 basis points and the interest on $215 million of the outstanding borrowings at LIBOR plus 225 basis points. The credit facility allows us to issue up to $40 million in stand-by letters of credit, which reduce the amount of total borrowings available under the credit facility. As of December 31, 2002, we had $23.6 million of outstanding letters of credit issued under the credit facility. Thus, at December 31, 2002 we had approximately $195.4 million in borrowing capacity available under our credit facility. Virtually all of our assets, including our interest in the equity securities of our subsidiaries, secure our obligations under the credit facility. The credit facility matures in 2005 and bears interest at a rate per annum equal to, at our discretion, either the Fleet National Bank Base Rate plus applicable margin, or the Eurodollar Rate plus applicable margin. The credit facility places certain business, financial and operating restrictions on the Company relating to, among other things, incurring additional indebtedness, investments, acquisitions, asset sales, mergers, dividends, distributions, and repurchases and redemption of capital stock. The credit facility also contains covenants requiring that specified financial ratios and balances be maintained. As of December 31, 2002, we were in compliance with these covenants. The credit facility also requires the lenders' approval of acquisitions in certain circumstances. We use the credit facility for acquisitions, capital expenditures, working capital, standby letters of credit and general corporate purposes. At December 31, 2001, we had an aggregate of $232.5 million outstanding under the credit facility. The $16.5 million decrease in outstanding borrowings under our credit facility was primarily due to paying a portion of our credit facility balance with the proceeds from our 2022 Notes, the proceeds from stock option exercises and cash generated from operations, partially offset by borrowings under our credit facility to fund our acquisitions and capital expenditures. If we are unable to incur additional indebtedness under our credit facility or obtain additional capital through future debt or equity financings, our rate of growth through acquisitions may decline.

    As of December 31, 2002, we had the following contractual obligations and commercial commitments (in thousands):

                                                Payments Due by Period
                                                ----------------------
   Contractual                         Less Than 1    1 to 3       4 to 5      Over 5
   Obligations               Total        Year        Years        Years        Years
   -----------               -----        ----        -----        -----        -----
Long-term debt (1)         $582,127     $  3,646     $223,188     $154,711     $200,582
Operating leases             24,467        3,408        5,749        3,945       11,365
Unconditional purchase
  obligations                 7,802        7,802         --           --           --
                           ------------------------------------------------------------
Total contractual cash
  obligations              $614,396     $ 14,856     $228,937     $158,656     $211,947
                           ============================================================

     (1) Long-term debt payments include $216.0 million due 2005 under our credit facility. As of December 31, 2002, our credit facility allows us to borrow up to $435 million.

                                    Amount of Commitment Expiration Per Period
                                    ------------------------------------------
   Commercial                          Less Than 1    1 to 3       4 to 5      Over 5
   Commitments               Total        Year        Years        Years        Years
   -----------               -----        ----        -----        -----        -----
Standby letters of credit   $ 23,638    $ 23,638    $   --        $   --      $   --

Financial surety bonds (2)    64,062      61,205       2,847            10        --
                            ----------------------------------------------------------
Total commercial
  commitments               $ 87,700    $ 84,843    $  2,847      $     10    $   --
                            ==========================================================

    (2) We use financial surety bonds for a variety of corporate guarantees. The two largest uses of financial surety bonds are for municipal contract performance guarantees and landfill closure and post-closure financial assurance required under certain environmental regulations. As a result of recent changes in the insurance industry, we have experienced less availability and increased costs of surety bonds for landfill closure and post-closure requirements. We generally have not experienced significant difficulty in obtaining surety bonds for performance under our municipal collection contracts or landfill operating agreements. Environmental regulations require demonstrated financial assurance to meet closure and post-closure requirements for landfills. In addition to surety bonds, these requirements may also be met through alternative financial assurance instruments, including insurance, letters of credit and restricted cash deposits.

    Our current surety bond underwriters have provided us with non-binding commitments to issue up to $90 million of bonds, consisting of $50 million of bonds for landfill closure and post-closure requirements and $40 million of bonds for performance under collection contracts and landfill operating agreements. These non-binding commitments do not have a stated expiration date; however, individual bonds issued typically have a term of one year. At December 31, 2002, we had provided customers and various regulatory authorities with surety bonds in the aggregate amount of approximately $36.3 million to secure our landfill closure and post-closure requirements and $27.8 million to secure performance under collection contracts and landfill operating agreements.

    If our current bond underwriters are unwilling to issue additional bonds under the current non-binding commitment, renew existing bonds upon expiration, or increase their total commitment upon reaching the maximum issuance amount under the current non-binding commitments, or if we are unable to obtain surety bonds through new underwriters as such needs arise, we would need to arrange other means of financial assurance, such as a cash trust or a letter of credit, to secure contract performance or meet closure and post-closure requirements. While such alternate financial assurance has been readily available, it may result in additional expense or capital outlays.

    For the year ended December 31, 2002, net cash provided by operations was approximately $127.9 million. Of this, $10.1 million was provided by working capital for the period. The primary components of working capital were increases in accrued liabilities associated with income taxes, interest, payroll and insurance, partially offset by an increase in trade accounts receivable and a decline in accounts payable. The remaining components of the net cash provided by operations for 2002 include $55.5 million of net income, $39.0 million of depreciation and amortization, $9.4 million of minority interest expense, a combined $3.0 million of non-cash debt issuance cost amortization and stock compensation expense and $10.1 million of deferred income taxes.

    For the year ended December 31, 2002, net cash used by investing activities was $222.9 million. Of this, $166.6 million was used to fund the cash portion of acquisitions closed in 2002. Cash used for capital expenditures was $56.8 million, which was primarily for investments in fixed assets, consisting primarily of trucks, containers, other equipment and landfill development. Other cash inflows from investing activities include $2.2 million received from the disposal of assets. Other cash outflows from investing activities include $2.0 million of restricted cash funding in 2002 for our landfill closure and post-closure obligations.

    For the year ended December 31, 2002, net cash provided by financing activities was $91.8 million, which was provided by $90.0 million of net borrowings under our various debt arrangements and $14.1 million of proceeds from stock option and warrant exercises, less $5.9 million of cash distributions to minority interest holders and $6.5 million of debt issuance costs, primarily related to our 2022 Notes sold in 2002.

    We made approximately $56.8 million in capital expenditures during the year ended December 31, 2002. We expect to make capital expenditures of approximately $60.0 million in 2003 in connection with our existing business. We intend to fund our planned 2003 capital expenditures principally through existing cash, internally generated funds, and borrowings under our existing credit facility. In addition, we may make substantial additional capital expenditures in acquiring solid waste collection and disposal businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity. We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities. We believe that our credit facility and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future.

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

SEASONALITY

    Based on historic trends experienced by the businesses we have acquired, we expect our operating results to vary seasonally, with revenues typically lowest in the first quarter, higher in the second and third quarters and lower in the fourth quarter than in the second and third quarters. We expect the fluctuation in our revenues between our highest and lowest seasonally performing quarters to be in the range of approximately 10% to 12%. This seasonality reflects the lower volume of solid waste generated during the late fall, winter and early spring months because of decreased construction and demolition activities during the winter months in the U.S. In addition, some of our operating costs may be higher in the winter months. Adverse winter weather conditions slow waste collection activities, resulting in higher labor and operational costs. Greater precipitation in the winter increases the weight of collected waste, resulting in higher disposal costs, which are calculated on a per ton basis.

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

    In December 1999, we entered into an interest rate swap with Fleet Boston Financial Corporation. Under the swap agreement, which was effective through December 2001, the interest rate on a $125 million LIBOR-based loan under the Credit Facility was effectively fixed with an interest rate of 6.1% plus applicable margin. This rate remained at 6.1% if LIBOR was less than 7.0%. If LIBOR exceeded 7.0%, the interest rate under the swap agreement would increase one basis point for every LIBOR basis point above 7.0%.

    In May 2000, we entered into another interest rate swap with Union Bank of California. Under the swap agreement, which was effective through December 2003, the interest rate on a separate $125 million LIBOR-based loan under the Credit Facility was effectively fixed with an interest rate of 7.0% plus applicable margin.

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

    We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our market risk sensitive hedge positions and all other debt. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. We are exposed to cash flow risk due to changes in interest rates with respect to the $76 million remaining floating rate balance owed under our credit facility, $175 million of our 2022 Notes, $9.1 million of floating rate debt under various notes payable to third parties and floating rate municipal bond obligations of approximately $8.9 million. A one percentage point increase in interest rates on our variable-rate debt as of December 31, 2002 would decrease our annual pre-tax income by approximately $2.7 million. All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations.

    We market a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals. We own and operate 18 recycling processing facilities and sell other collected recyclable materials to third parties for processing before resale. We often share the profits from our resale of recycled materials with other parties to our recycling contracts. For example, certain of our municipal recycling contracts in Washington, negotiated before we acquired those businesses, specify benchmark resale prices for recycled commodities. If the prices we actually receive for the processed recycled commodities collected under the contract exceed the prices specified in the contract, we share the excess with the municipality, after recovering any previous shortfalls resulting from actual market prices falling below the prices specified in the contract. To reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties. Although there can be no assurance of market recoveries in the event of a decline, because of the provisions within certain of our contracts that pass commodity risk along to the customers, we believe, given historical trends and fluctuations in the recycling commodities market, that a 10% decrease in average recycled commodity prices from the prices that were in effect at December 31, 2002 would not materially affect our cash flows or pre-tax income.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Item 14 of Part IV of this Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                          INDEX TO FINANCIAL STATEMENTS

                             WASTE CONNECTIONS, INC.


                                                                           Page
                                                                           ----

Report of Ernst & Young LLP, Independent Auditors                           42
Consolidated Balance Sheets as of December 31, 2001 and 2002                43
Consolidated Statements of Income for the years ended
     December 31, 2000, 2001 and 2002                                       44
Consolidated Statements of Stockholders' Equity and Comprehensive
    Income for the years ended December 31, 2000, 2001 and 2002             45
Consolidated Statements of Cash Flows for the years ended
     December 31, 2000, 2001 and 2002                                       46
Notes to Consolidated Financial Statements                                  48

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



Board of Directors and Stockholders

Waste Connections, Inc.


We have audited the accompanying consolidated balance sheets of Waste Connections, Inc. as of December 31, 2001 and 2002, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in Item 14.(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Waste Connections, Inc. at December 31, 2001 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142").

                                                               ERNST & YOUNG LLP

Sacramento, California
February 14, 2003

                             WASTE CONNECTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                       DECEMBER 31,
                                                                                  2001             2002
                                                                               -----------      -----------
ASSETS
Current assets:
     Cash and equivalents                                                      $     7,279      $     4,067
     Accounts receivable, net of allowance for doubtful accounts of $2,167
         and $2,509 at December 31, 2001 and 2002, respectively                     51,372           63,488
     Prepaid expenses and other current assets                                       8,123            8,652
                                                                               -----------      -----------
         Total current assets                                                       66,774           76,207

Property and equipment, net                                                        465,806          578,040
Goodwill, net                                                                      411,757          548,975
Intangible assets, net                                                              16,248           33,498
Other assets, net                                                                   18,768           25,162
                                                                               -----------      -----------
                                                                               $   979,353      $ 1,261,882
                                                                               ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                          $    27,807      $    30,688
     Accrued liabilities                                                            25,132           45,905
     Deferred revenue                                                               13,355           19,016
     Current portion of long-term debt and notes payable                             5,305            3,646
                                                                               -----------      -----------
           Total current liabilities                                                71,599           99,255

Long-term debt and notes payable                                                   416,171          578,481
Other long-term liabilities                                                         13,264           14,813
Deferred income taxes                                                               78,689           94,543
                                                                               -----------      -----------
          Total liabilities                                                        579,723          787,092

Commitments and contingencies
Minority interests                                                                  19,825           23,078

Stockholders' equity:
    Preferred stock: $0.01 par value; 7,500,000 shares authorized; none
          issued and outstanding                                                      --               --
    Common stock: $0.01 par value; 50,000,000 shares authorized;
          27,423,669 and 28,046,535 shares issued and outstanding
          at December 31, 2001 and 2002, respectively                                  274              280
    Additional paid-in capital                                                     316,594          332,705
    Deferred stock compensation                                                       (160)            (775)
    Retained earnings                                                               68,032          123,498
    Unrealized loss on market value of interest rate swaps                          (4,935)          (3,996)
                                                                               -----------      -----------
          Total stockholders' equity                                               379,805          451,712
                                                                               -----------      -----------
                                                                               $   979,353      $ 1,261,882
                                                                               ===========      ===========

                             See accompanying notes.

                             WASTE CONNECTIONS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                          YEARS ENDED DECEMBER 31,
                                                                  2000              2001              2002
                                                              ------------      ------------      ------------
Revenues                                                      $    304,355      $    377,533      $    498,661
Operating expenses:
     Cost of operations                                            174,510           210,590           281,331
     Selling, general and administrative                            25,579            32,007            47,366
     Depreciation and amortization                                  27,195            36,138            38,977
     Loss on disposal of operations                                    833             4,879              --
     Acquisition-related expenses                                      150              --                --
                                                              ------------      ------------      ------------
Income from operations                                              76,088            93,919           130,987

Interest expense                                                   (28,705)          (30,045)          (32,228)
Other income (expense), net                                            116            (6,196)             (813)
                                                              ------------      ------------      ------------
Income before income tax provision and minority interests           47,499            57,678            97,946

Minority interests                                                    --              (7,338)           (9,367)
                                                              ------------      ------------      ------------
Income before income tax provision                                  47,499            50,340            88,579

Income tax provision                                               (19,310)          (19,812)          (33,113)
                                                              ------------      ------------      ------------
Net income                                                    $     28,189      $     30,528      $     55,466
                                                              ============      ============      ============

Basic income per common share                                 $       1.21      $       1.13      $       2.00
                                                              ============      ============      ============

Diluted income per common share                               $       1.17      $       1.10      $       1.90
                                                              ============      ============      ============

Shares used in calculating basic income per share               23,301,358        27,069,685        27,750,642
                                                              ============      ============      ============
Shares used in calculating diluted income per share             23,994,994        27,675,639        32,325,624
                                                              ============      ============      ============




                             See accompanying notes.

                             WASTE CONNECTIONS, INC.
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                  YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                      STOCKHOLDERS' EQUITY
                                                           -----------------------------------------



                                                                   COMMON STOCK           ADDITIONAL
                                         COMPREHENSIVE      -------------------------      PAID-IN
                                             INCOME           SHARES         AMOUNT        CAPITAL
                                                            ----------     ----------     ----------

Balances at December 31, 1999                               21,209,665     $      212     $  209,157
Issuance of common
   stock warrants                                                 --             --              183
Issuance of common stock                                     4,472,413             45         82,886
Amortization of deferred
   stock compensation                                             --             --             --
Exercise of stock options and warrants                         797,968              8          4,213
Net income                                                        --             --             --
                                                            ----------     ----------     ----------
Balances at December 31, 2000                               26,480,046            265        296,439
Issuance of common
   stock warrants                                                 --             --              105
Stock options granted below fair
   market value                                                   --             --              200
Issuance of common stock                                       337,905              3          8,634
Amortization of deferred
   stock compensation
Exercise of stock options and warrants                         605,718              6         11,216
Unrealized loss on market value of
  interest rate swaps                                             --             --             --
Net income                                  $   30,528            --             --             --
Other comprehensive income - unrealized
   loss on interest rate swaps                  (8,144)           --             --             --
Income tax effect of other
comprehensive income                             3,209            --             --             --
                                            ----------
Comprehensive income                        $   25,593            --             --             --
                                            ==========      ----------     ----------     ----------
Balances at December 31, 2001                               27,423,669            274        316,594
Issuance of common
   stock warrants                                                 --             --              577
Issuance of restricted stock                                      --             --              812
Stock options granted below fair
market value                                                      --             --              650
Amortization of deferred
   stock compensation                                             --             --             --
Exercise of stock options and warrants                         622,866              6         14,072
Unrealized gain on market value of
   interest rate swaps                                            --             --             --
Net income                                  $   55,466            --             --             --
Other comprehensive income - unrealized
   gain on interest rate swaps                   1,751            --             --             --
Income tax effect of other
   comprehensive income                           (812)           --             --             --
                                            ----------
Comprehensive income                        $   56,405            --             --             --
                                            ==========      ----------     ----------     ----------
Balances at December 31, 2002                               28,046,535     $      280     $  332,705
                                                            ==========     ==========     ==========

                                                              STOCKHOLDERS' EQUITY
                                            ---------------------------------------------------------
                                            UNREALIZED
                                             LOSS ON
                                              MARKET
                                             VALUE OF        DEFERRED
                                             INTEREST         STOCK          RETAINED
                                            RATE SWAPS     COMPENSATION      EARNINGS         TOTAL
                                            ----------      ----------      ----------     ----------
Balances at December 31, 1999               $     --        $     (163)     $    9,315     $  218,521
Issuance of common
   stock warrants                                 --              --              --              183
Issuance of common stock                          --              --              --           82,931
Amortization of deferred
   stock compensation                             --               163            --              163
Exercise of stock options and warrants            --              --              --            4,221
Net income                                        --              --            28,189         28,189
                                            ----------      ----------      ----------     ----------
Balances at December 31, 2000                     --              --            37,504        334,208
Issuance of common
   stock warrants                                 --              --              --              105
Stock options granted below fair
   market value                                   --              (200)           --             --
Issuance of common stock                          --              --              --            8,637
Amortization of deferred
   stock compensation                                                               40             40
Exercise of stock options and warrants            --              --              --           11,222
Unrealized loss on market value of
  interest rate swaps                           (4,935)           --              --           (4,935)
Net income                                        --              --            30,528         30,528
Other comprehensive income - unrealized
   loss on interest rate swaps                    --              --              --             --
Income tax effect of other
comprehensive income                              --              --              --             --


Comprehensive income                              --              --              --             --
                                            ----------      ----------      ----------     ----------
Balances at December 31, 2001                   (4,935)           (160)         68,032        379,805
Issuance of common
   stock warrants                                 --              --              --              577
Issuance of restricted stock                      --              (812)           --             --
Stock options granted below fair
market value                                      --              (650)           --             --
Amortization of deferred
   stock compensation                             --               847            --              847
Exercise of stock options and warrants            --              --              --           14,078
Unrealized gain on market value of
   interest rate swaps                             939            --              --              939
Net income                                        --              --            55,466         55,466
Other comprehensive income - unrealized
   gain on interest rate swaps                    --              --              --             --
Income tax effect of other
   comprehensive income                           --              --              --             --


Comprehensive income                              --              --              --             --
                                            ----------      ----------      ----------     ----------
Balances at December 31, 2002               $   (3,996)     $     (775)     $  123,498     $  451,712
                                            ==========      ==========      ==========     ==========

                             See accompanying notes.

                             WASTE CONNECTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       YEARS ENDED DECEMBER 31,
                                                                  2000           2001           2002
                                                               ---------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                     $  28,189      $  30,528      $  55,466
Adjustments to reconcile net income to net
    cash provided by operating activities:
    Loss (gain) on disposal of assets                                804          4,868             (1)
    Depreciation                                                  18,627         25,687         37,626
    Amortization of goodwill and intangibles                       8,568         10,451          1,351
    Loss on termination of interest rate swap                       --            6,337           --
    Deferred income taxes                                          1,303         12,442         10,132
    Minority interests                                              --            7,338          9,367
    Amortization of debt issuance costs                              668          1,592          2,195
    Stock-based compensation                                         163             40            847
    Interest income on restricted cash                              (414)          (654)          (485)
    Loss on early extinguishment of debt                            --              305           --
    Changes in operating assets and liabilities, net of
      effects from acquisitions:
        Accounts receivable, net                                  (8,014)        (1,978)        (1,594)
        Prepaid expenses and other current assets                   (674)        (3,556)           380
        Accounts payable                                             716         (1,677)        (2,730)
        Deferred revenue                                             508            576            478
        Accrued liabilities                                        3,631         (5,325)        13,610
        Other long-term liabilities                                 (299)           224          1,274
                                                               ---------      ---------      ---------
Net cash provided by operating activities                         53,776         87,198        127,916
                                                               ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from disposal of assets                                 311          3,049          2,234
    Payments for acquisitions, net of cash acquired             (168,307)       (52,853)      (166,626)
    Capital expenditures for property and equipment              (25,408)       (40,215)       (56,776)
    Increase in restricted cash, net of interest income              (99)          (989)        (2,014)
    Decrease in other assets                                         529            168            291
                                                               ---------      ---------      ---------
Net cash used in investing activities                           (192,974)       (90,840)      (222,891)
                                                               ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                                 162,413        263,521        381,000
    Principal payments on notes payable and long-term debt      (107,508)      (246,638)      (290,962)
    Proceeds from sale of common stock                            82,110           --             --
    Proceeds from option and warrant exercises                     4,221          7,620         14,078
    Termination of interest rate swap                               --           (6,337)          --
    Distributions to minority interest holders                      --           (3,370)        (5,880)
    Debt issuance costs                                           (1,970)        (6,336)        (6,473)
                                                               ---------      ---------      ---------
Net cash provided by financing activities                        139,266          8,460         91,763
                                                               ---------      ---------      ---------

Net increase (decrease) in cash and equivalents                       68          4,818         (3,212)
Cash and equivalents at beginning of year                          2,393          2,461          7,279
                                                               ---------      ---------      ---------
Cash and equivalents at end of year                            $   2,461      $   7,279      $   4,067
                                                               =========      =========      =========

                             See accompanying notes.

                             WASTE CONNECTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                       YEARS ENDED DECEMBER 31,
                                                                   2000           2001           2002
                                                                ---------      ---------      ---------
SUPPLEMENTARY DISCLOSURES OF CASH FLOW
    INFORMATION AND NON-CASH TRANSACTIONS:
      Cash paid for income taxes                                $  13,123      $  13,607      $   8,408
                                                                =========      =========      =========
      Cash paid for interest                                    $  27,815      $  28,232      $  28,973
                                                                =========      =========      =========
      Inconnection with its acquisitions, the Company
        assumed liabilities as follows:
          Fair value of assets acquired                         $ 186,459      $ 164,956      $ 262,565
          Cash paid for acquisitions (including acquisition
          costs)                                                 (168,307)       (52,853)      (166,626)
                                                                ---------      ---------      ---------
          Liabilities assumed and stock and notes payable
             issued to sellers                                  $  18,152      $ 112,103      $  95,939
                                                                =========      =========      =========



















                             See accompanying notes.

                             WASTE CONNECTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

     Waste Connections, Inc. ("WCI" or "the Company") was incorporated in Delaware on September 9, 1997 and commenced its operations on October 1, 1997 through the purchase of certain solid waste operations in Washington. The Company is an integrated, non-hazardous solid waste services company that provides collection, transfer, disposal and recycling services to commercial, industrial and residential customers in Alabama, California, Colorado, Georgia, Illinois, Iowa, Kansas, Kentucky, Minnesota, Mississippi, Montana, Nebraska, New Mexico, Ohio, Oklahoma, Oregon, South Dakota, Tennessee, Texas, Utah, Washington, and Wyoming.

Basis of Presentation

     These consolidated financial statements include the accounts of WCI and its wholly-owned and majority-owned subsidiaries. The consolidated entity is referred to herein as the Company. All intercompany accounts and transactions have been eliminated in consolidation.

Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less at purchase to be cash equivalents. As of December 31, 2001 and 2002, cash equivalents consisted of demand money market accounts.

Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risks consist primarily of accounts receivable. The Company generally does not require collateral on its trade receivables. Credit risk on accounts receivable is minimized as a result of the large and diverse nature of the Company's customer base. The Company maintains allowances for losses based on the expected collectibility of accounts receivable. Credit losses have been within management's expectations.

Revenue Recognition and Accounts Receivable

     Revenues are recognized as services are provided. Certain customers are billed in advance and, accordingly, recognition of the related revenues is deferred until the services are provided.

     The Company's receivables are recorded when billed, advanced or accrued and represent claims against third parties that will be settled in cash. The carrying value of the Company's receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value. The Company estimates its allowance for doubtful accounts based on historical collection trends, type of customer such as municipal or non-municipal, the age of outstanding receivables and existing economic conditions. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectiblity of those balances and the allowance is adjusted accordingly. Past-due receivable balances are written-off when the Company's internal collection efforts have been unsuccessful in collecting the amount due.

Property and Equipment

     Property and equipment are stated at cost. Improvements or betterments, not considered to be maintenance and repair, which significantly extend the life of an asset are capitalized. Expenditures for maintenance and repair costs are charged to expense as incurred. The cost of assets retired or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts in the year of disposal. Gains and losses resulting from disposals of property and equipment are included in other income (expense). Depreciation is computed using the straight-line method over the estimated useful lives of the assets or the lease term, whichever is shorter.

                             WASTE CONNECTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

    The estimated useful lives are as follows:

    Buildings                       20 years
    Machinery and equipment         3 - 15 years
    Rolling stock                   10 years
    Containers                      5 - 15 years

Landfill Accounting

    The discussion below details the Company's accounting policies for landfills through December 31, 2002. As of January 1, 2003, the Company's practice will change upon the Company's adoption of SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). The Company's adoption of SFAS 143 will result in a significant change to its accounting policies for landfill closure and post-closure obligations. See discussion below under "New Accounting Pronouncements" for additional information and an analysis of the estimated impact the adoption of SFAS No. 143 will have on its balance sheet and results of operations for the year ended December 31, 2003.

    The Company amortizes certain costs at its landfills using a units-of-production method as permitted airspace of the landfill is consumed. Landfill closure and post-closure costs are recorded at net present value and accreted to reflect the passage of time. The accounting methods discussed below require the Company to make certain estimates and assumptions. Any changes to its estimates are applied prospectively.

- Landfill development costs. Landfill development costs include the costs of acquisition, construction associated with excavation, liners, site berms, groundwater monitoring wells and leachate collection systems. The Company estimates the total costs associated with developing each landfill site to its final capacity. Total landfill costs include the development costs associated with "deemed" permitted airspace. Deemed permitted airspace is addressed below. Landfill development costs are dependent upon future events and thus actual costs could vary significantly from estimates.

- Closure and post-closure obligations. The Company reserves for estimated closure and post-closure maintenance obligations at the landfills it owns and certain landfills that it operates, but does not own. Accrued closure and post-closure costs represent an estimate of the current value of the future obligation associated with closure and post-closure monitoring of non-hazardous solid waste landfills currently owned and/or operated by the Company. Closure and post-closure monitoring and maintenance costs represent the costs related to cash expenditures yet to be incurred when a landfill facility ceases to accept waste and closes. Accruals for closure and post-closure monitoring and maintenance requirements in the U.S. consider site inspection, groundwater monitoring, leachate management, methane gas control and recovery, and operating and maintenance costs to be incurred during the period after the facility closes. Certain of these environmental costs, principally capping and methane gas control costs, are also incurred during the operating life of the site in accordance with the landfill operation requirements of Subtitle D and the air emissions standards. Site specific closure and post-closure engineering cost estimates are prepared annually for landfills owned and/or operated by the Company for which it is responsible for closure and post-closure.

    Under the Company's historical accounting practice through December 31, 2002, landfill closure and post-closure obligations are calculated by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure using an inflation rate of 3% and discounting the inflated total to its present value using a 7.5% discount rate. The resulting obligation is recorded as a long-term liability with a corresponding increase to landfill site costs. At December 31, 2001 and 2002, respectively, accruals for landfill closure and post-closure costs (including costs assumed through acquisitions) were $7,683 and $13,749, respectively. The Company estimates that its closure and post-closure payment commitments will begin in 2009. Interest is accreted on the recorded liability using the corresponding discount rate and recorded as a component of interest expense. The amount recorded to site costs is charged to depletion expense on a units-of-consumption basis as landfill airspace is consumed. The impact of changes determined to be changes in estimates, based on the annual update, are accounted for on a prospective basis. Final capping costs are generally included in the estimate of the total costs associated with developing each landfill site to its final capacity and depleted on a units-of-production basis under the company's current accounting method as landfill airspace is consumed. Final capping costs are generally not included in the calculation of closure and post-closure liabilities. The closure and post-closure liabilities reflect owned landfills and landfills operated under life-of-site operating agreements with estimated remaining lives, based on remaining permitted capacity, probable expansion capacity and projected annual disposal volumes, that range from approximately 6 to 313 years, with an average remaining life of approximately 62 years.

                             WASTE CONNECTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

    At December 31, 2002, the Company's estimate of total future payments for closure and post-closure, in current dollars and in accordance with Subtitle D, is $252,102.


- Disposal capacity. The Company's internal and third-party engineers perform surveys at least annually to estimate the disposal capacity at its landfills. The Company's landfill depletion rates are based on the remaining disposal capacity, considering both permitted and deemed permitted airspace, at its landfills. Deemed permitted airspace consists of additional disposal capacity being pursued through means of an expansion. Deemed permitted airspace that meets certain internal criteria is included in the estimate of total landfill airspace. The Company's internal criteria to determine when deemed permitted airspace may be included as disposal capacity is as follows:

     (1) The land where the expansion is being sought is contiguous to the current disposal site, and is either owned by the Company or the Company has a purchase option;
     (2) Total development costs and closure/post-closure costs have been determined;
     (3) Internal personnel have performed a financial analysis of the proposed expansion site and have determined that it has a positive financial and operational impact;
     (4) Internal or external personnel are actively working to obtain the necessary approvals to obtain the landfill expansion permit;
     (5) Obtaining the expansion is considered probable. For a pursued expansion to be considered probable, there must be no significant known technical, legal, community, business, or political restrictions or similar issues existing that could impair the success of the expansion; and
     (6)  The land where the expansion is being sought has the proper zoning.

    The Company may be unsuccessful in obtaining permits for disposal capacity that has been deemed permitted. If the Company is unsuccessful in obtaining permits for deemed permitted disposal capacity, it will charge the previously capitalized development costs to expense.

    The Company periodically evaluates its landfill sites for potential impairment indicators. The Company's judgments regarding the existence of impairment indicators are based on regulatory factors, market conditions and operational performance of its landfills. Future events could cause the Company to conclude that impairment indicators exist and that its landfill carrying costs are impaired.

Allocation of Acquisition Purchase Price

    A summary of the Company's acquisition purchase price allocation policies is as follows:

- Acquisition purchase price is allocated to identified intangible assets and tangible assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition, with any residual amounts allocated to goodwill.

- The Company deems the total remaining airspace of an acquired landfill to be a tangible asset. Therefore, for acquired landfills, it initially allocates the purchase price to identified intangible and tangible assets acquired, excluding landfill airspace, and liabilities assumed based on their estimated fair values at the date of acquisition. Any residual amount is allocated to landfill airspace.

- The Company often consummates single acquisitions that include a combination of collection operations and landfills. For each separately identified collection operation and landfill acquired in a single acquisition, the Company performs an initial allocation of total purchase price to the identified collection operations and landfills based on their relative fair values. Following this initial allocation of total purchase price to the identified collection operations and landfills, the Company further allocates the identified intangible assets and tangible assets acquired and liabilities assumed for each collection operation and landfill based on their estimated fair values at the dates of acquisition, with any residual amounts allocated to either goodwill or landfill site costs, as discussed above.

- The Company accrues the payment of contingent purchase price if the events surrounding the contingency are deemed probable. Contingent purchase price related to landfills is allocated to landfill site costs and contingent purchase price for acquisitions other than landfills is allocated to goodwill.

                             WASTE CONNECTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

Goodwill and Intangible Assets

    Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and intangible assets of the acquired entities. Prior to 2002, goodwill resulting from acquisitions closed prior to June 30, 2001 was amortized on a straight-line basis over the period of expected benefit of 40 years. In June 2001, the Financial Accounting Standards Board issued SFAS No. 141 and SFAS No. 142, which was initially effective for acquisitions closed on or after June 30, 2001 and fully effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the Statements. Other intangible assets, including those meeting new recognition criteria under the Statements, continue to be amortized over their estimated useful lives.

    The Company fully adopted the new rules on accounting for goodwill and other intangible assets beginning on January 1, 2002. The Company tests goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. In 2002, the Company performed the first of the required impairment tests of goodwill and indefinite-lived intangible assets based on the carrying values as of January 1, 2002 and September 30, 2002. Between September 30, 2002 and December 31, 2002, no events or changes in circumstances occurred that indicated the potential existence of goodwill or indefinite-lived intangible asset impairment. As a result of performing the tests for potential impairment, the Company determined that no impairment existed as of January 1, 2002 or December 31, 2002 and therefore, it was not necessary to write down any of its goodwill or indefinite-lived intangible assets. The Company will continue to perform the potential impairment test on an annual basis during the fourth quarter of its fiscal year.

    Net income for the years ended December 31, 2000 and 2001, adjusted for the nonamortization provisions of SFAS No. 142, was $33,128 and $37,390, respectively. Basic shares outstanding were 23,301,358 and 27,069,685, respectively, for the years ended December 31, 2000 and 2001. Diluted shares outstanding were 23,994,994 and 27,675,639, respectively, for the years ended December 31, 2000 and 2001.

    The Company acquired certain indefinite-lived intangible assets, long-term franchise agreements, contracts and non-competition agreements in connection with certain of its acquisitions. The amounts assigned to indefinite-lived intangible assets consist of the value of certain perpetual rights to provide solid waste collection and transportation services in specified territories. The estimated fair value of the acquired indefinite-lived intangible assets, long-term franchise agreements and contracts was determined by management based on the discounted net cash flows associated with the rights, agreements and contracts. The estimated fair value of the non-competition agreements reflects management's estimates based on the amount of revenue protected under such agreements. The amounts assigned to the franchise agreements, contracts, and non-competition agreements are being amortized on a straight-line basis over the expected term of the related agreements (ranging from 5 to 56 years). In accordance with the provisions of SFAS No. 142, indefinite-lived intangible assets resulting from acquisitions completed subsequent to June 30, 2001 are not amortized; however, they are required to be classified separately from goodwill.

Restricted Cash

    Restricted cash held by trustees is included in other non-current assets and consists principally of funds held in trust for the construction of various facilities, and funds deposited in connection with landfill closure and post-closure obligations. Proceeds from these financing arrangements are directly deposited into trust funds, and the Company does not have the ability to utilize the funds in regular operating activities. Accordingly, these amounts are reported as an investing activity when the cash is released from the trust funds and as a financing activity when the industrial revenue bonds are repaid out of the Company's cash balances.

Asset Impairments

    Long-lived assets consist primarily of property, plant and equipment, goodwill and other intangible assets. Property, plant, equipment and other intangible assets are carried on the Company's financial statements based on their cost less accumulated depreciation or amortization. The recoverability of these assets is tested whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.

    Typical indicators that an asset may be impaired include:

-   A significant decrease in the market price of an asset or asset group;

                             WASTE CONNECTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

- A significant adverse change in the extent or manner in which an asset or asset group is being used or in its physical condition;

- A significant adverse change in legal factors or in the business climate that could affect the value of an asset or asset group, including an adverse action or assessment by a regulator;

- An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset;

- Current period operating or cash flow losses combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group; or
- A current expectation that, more likely than not, a long-lived asset or asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

    If any of these or other indicators occur, the asset is reviewed to determine whether there has been an impairment. An impairment loss is recorded as the difference between the carrying amount and fair value of the asset. There are other considerations for impairments of landfills and goodwill, as described below.

    Landfills--There are certain indicators listed above that require significant judgment and understanding of the waste industry when applied to landfill development or expansion projects. For example, a regulator may initially deny a landfill expansion permit application though the expansion permit is ultimately granted. In addition, management may periodically divert waste from one landfill to another to conserve remaining permitted landfill airspace. Therefore, certain events could occur in the ordinary course of business and not necessarily be considered indicators of impairment due to the unique nature of the waste industry.

    Goodwill--The Company assesses whether goodwill is impaired on an annual basis. If the Company determined the existence of goodwill impairment, the Company would measure that impairment based on the amount by which the book value of goodwill exceeds its implied fair value. The implied fair value of goodwill is determined by deducting the fair value of a reporting unit's identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the purchase price were being initially allocated. Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances, such as those listed above, that would indicate that, more likely than not, the book value of goodwill has been impaired.

Fair Value of Financial Instruments

     The Company's financial instruments consist primarily of cash, trade receivables, restricted funds held in trust, trade payables, debt instruments and interest rate swaps. As of December 31, 2001 and 2002, the carrying values of cash, trade receivables, restricted funds held in trust, and trade payables are considered to be representative of their respective fair values. The carrying values of the Company's debt instruments, excluding the 2006 Convertible Subordinated Notes and 2022 Floating Rate Convertible Subordinated Notes, approximate their fair values as of December 31, 2001 and 2002, based on current incremental borrowing rates for similar types of borrowing arrangements. The Company's 2006 Convertible Subordinated Notes have a carrying value of $150,000 and had a fair value of approximately $163,320 at December 31, 2001 and $186,915 at December 31, 2002, based on the publicly quoted trading price of these notes. The Company's 2022 Floating Rate Convertible Subordinated Notes have a carrying value of $175,000 and had a fair value of approximately $181,475 at December 31, 2002, based on the publicly quoted trading price of these notes. The Company's interest rate swaps are recorded at their estimated fair values based on estimated cash flows calculated using interest rate yield curves as of December 31, 2001 and 2002.

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

    The Company adopted SFAS 133 effective January 1, 2001. The Company has evaluated its derivative instruments, consisting solely of two interest rate swaps effective through December 2003, and believes these instruments qualify for hedge accounting pursuant to SFAS 133. Upon adoption of SFAS 133, the Company recorded the fair value of these interest rate swaps as an obligation of $3,600, net of taxes of $2,340, with an equal amount recorded as an unrealized loss in other comprehensive income. The adoption of SFAS 133 did not have a material effect on the Company's results of operations. Because the relevant terms of the interest rate swaps and the specific cash flows related to the debts they have been designated to hedge are virtually identical, there was no material ineffectiveness recognized in earnings. In addition, there are no components of the derivative instruments' gain or loss that have been excluded from the assessment of hedge effectiveness.

Income Taxes

     The Company uses the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

Stock-Based Compensation

    As permitted under the provisions of SFAS No. 123, the Company has elected to account for stock-based compensation using the intrinsic value method prescribed by APB 25. Under the intrinsic value method, compensation cost is the excess, if any, of the quoted market price or fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock.

    The weighted average grant date fair values for options granted during 2000, 2001 and 2002 are as follows:
                                        2000            2001            2002
                                        ----            ----            ----
    Exercise prices equal to
       market price of stock         $    5.51      $   10.32       $    9.40
    Exercise prices less than
       market price of stock               --           15.73           16.17

    Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 2000, 2001 and 2002: risk-free interest rate of 5.8%, 4.5% and 3.5%, respectively; dividend yield of zero; volatility factor of the expected market price of the Company's common stock of 65%, 45% and 40%, respectively; and a weighted-average expected life of the option of 4 years.

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

                             WASTE CONNECTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The following table summarizes the Company's pro forma net income and pro forma basic net income per share for the years ended December 31, 2000, 2001 and 2002:

                                                                      Year Ended December 31,
                                                                2000            2001            2002
                                                             ----------      ----------      ----------
    Net income, as reported                                  $   28,189      $   30,528      $   55,466
    Add: stock-based employee compensation expense
        included in reported net income,  net of related
        tax effects                                                  98              24             533
    Deduct: total stock-based employee compensation
        expense determined under fair value method for
        all awards, net of related tax effects                   (2,256)         (3,135)         (5,771)
                                                             ----------      ----------      ----------
    Pro forma net income                                     $   26,031      $   27,417      $   50,228
                                                             ==========      ==========      ==========
    Earnings per share:
        Basic - as reported                                  $     1.21      $     1.13      $     2.00
        Basic - pro forma                                          1.12            1.01            1.81

        Diluted - as reported                                      1.17            1.10            1.90
        Diluted - pro forma                                        1.08            0.99            1.75

Per Share Information

    Basic net income per share is computed using the weighted average number of common shares outstanding. Diluted net income per share is computed using the weighted average number of common and potential common shares outstanding. Potential common shares are excluded from the computation if their effect is anti-dilutive.

Advertising Costs

    Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2000, 2001 and 2002 was $990, $1,160 and $1,403,
respectively.

Insurance Liabilities

    During 2002, the Company increased its scope of self-insurance, becoming primarily self-insured for automobile liability, general liability and workers' compensation claims. Previously, the Company was primarily self-insured only for automobile collision and employee group health claims. The Company's self-insurance accruals are based on claims filed and estimates of claims incurred but not reported and are developed by the Company's management and by its third-party claims administrator. The self-insurance accruals are influenced by the Company's past claims experience factors, which have a limited history, and by published industry development factors. At December 31, 2001 and 2002, the Company's total accrual for self-insurance liabilities was $1,321 and $4,038, respectively.

Segment Information

    The Company identifies its operating segments based on business activities, management responsibility and geographical location. The Company considers each of its four operating regions that report stand-alone financial information and have segment managers that report to the Company's chief operating decision maker to be an operating segment; however, all operating segments have been aggregated together and are reported as a single segment consisting of the collection, transfer, recycling and disposal of non-hazardous solid waste primarily in the Western, Midwestern and Southeastern United States.

                             WASTE CONNECTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

Comprehensive Income

    Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The Company recorded in comprehensive income an unrealized pre-tax loss of $8,144 for the year ended December 31, 2001 and an unrealized pre-tax gain of $1,751 for the year ended December 31, 2002, resulting from changes in the fair value of interest rate swaps that qualify for cash flow hedge accounting (Note 11).

Reclassifications

    Certain amounts reported in the Company's prior years' financial statements have been reclassified to conform with the 2002 presentation.

New Accounting Pronouncements (unaudited)

SFAS No. 143

    In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"), which outlines standards for accounting for obligations associated with the retirement of long-lived assets. SFAS No. 143 is effective beginning January 1, 2003 and will impact the accounting for landfill retirement obligations, which the Company has historically referred to as closure and post-closure obligations. The adoption of SFAS No. 143 will have no impact on the Company's cash requirements.

    The Company believes the adoption of SFAS No. 143 will impact the calculation of landfill retirement obligations, and the classification of amounts recorded in the financial statements as follows:

    (1) Landfill closure and post-closure liabilities will continue to be calculated by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure using an inflation rate of 3% and discounting the inflated total to its present value using an 8.5% discount rate. The 8.5% discount rate is higher than the 7.5% discount rate historically used because SFAS No. 143 requires the use of a credit-adjusted risk-free rate. The resulting closure and post-closure obligation will be recorded on the balance sheet as the landfill's total airspace is consumed. Discounting the obligation with a higher discount rate and recording the liability as airspace is consumed results in a decrease to the previously recorded closure and post-closure liabilities

    (2) Final capping costs will be included in the calculation of closure and post-closure liabilities. Final capping costs will be estimated using current dollars, inflated to the expected date of the final capping expenditures, discounted to a net present value and recorded on the balance sheet as a component of closure and post-closure liabilities as landfill airspace is consumed.

    (3) Interest accretion will be reduced as a result of the decrease in the recorded closure and post-closure liabilities and will be reclassified from interest expense to cost of operations, thus causing a reduction in income from operations and in increase in net income. However there will be no change in operating cash flow.

    (4) Depletion on the closure and post-closure obligation recorded as a component of landfill site costs will generally be less during the early portion of a landfill's operating life and increase thereafter.

    Upon adoption, SFAS No. 143 requires a cumulative change in accounting for landfill obligations retroactively to the date of the inception of the landfill. Inception of the asset retirement obligation is the date operations commenced or the date the asset was acquired. Upon adoption of SFAS No. 143 on January 1, 2003, the Company expects a cumulative effect of the change in accounting principle of $449 ($282, net of tax), a decrease in its closure and post-closure liability of $9,142 and a decrease in net landfill assets of $8,667.

SFAS No. 144

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

                             WASTE CONNECTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

SFAS No. 145

    In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Modifications to Reporting of Extinguishments of Debt and Accounting for Certain Capital Lease Modifications and Technical Corrections", effective for transactions occurring after May 15, 2002. SFAS No. 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items. SFAS No. 145 also requires that certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). The Company elected to adopt SFAS No. 145 early, which resulted in the reclassification from extraordinary items to other expenses of $305 of losses incurred during the year ended December 31, 2001 resulting from early extinguishments of debt.

SFAS No. 146

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

SFAS No. 148

    In December 2002, the Financial Accounting Standards Board issued FASB Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting", to require disclosure in the summary of accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method. The Company adopted the disclosure provisions of SFAS No. 148 and continues to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25").

FIN 45

    In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). It clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The objective of the initial measurement of the liability is the fair value of the guarantee at its inception. The initial recognition and initial measurement provisions of FIN 45 are effective on a prospective basis to guarantees issued after December 31, 2002, and the Company will record the fair value of future material guarantees, if any.

FIN 46

    In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"). FIN 46 requires that unconsolidated variable interest entities be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity's expected losses or residual benefits. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to existing variable interest entities beginning after June 15, 2003. The Company does not expect the adoption of FIN 46 to have a material impact on its financial statements because, as of December 31, 2002, the Company consolidates all of its less than 100% owned subsidiaries.

                             WASTE CONNECTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

2. USE OF ESTIMATES AND ASSUMPTIONS

    In preparing the Company's financial statements, several estimates and assumptions are made that affect the accounting for and recognition of assets, liabilities, revenues and expenses. These estimates and assumptions must be made because certain of the information that is used in the preparation of the Company's financial statements is dependent on future events, cannot be calculated with a high degree of precision from data available or is simply not capable of being readily calculated based on generally accepted methodologies. In some cases, these estimates are particularly difficult to determine and the Company must exercise significant judgment. The most difficult, subjective and complex estimates and the assumptions that deal with the greatest amount of uncertainty are related to the Company's accounting for landfills and asset impairments, as described below.

    The discussion below details the Company's accounting policies for landfills through December 31, 2002. As of January 1, 2003, the Company's practice will change upon the Company's adoption of SFAS No. 143. See Note 1 for additional information.

    Accounting for landfills. The Company utilizes the life cycle method of accounting for landfill costs and the units of consumption method to amortize landfill construction costs over the estimated remaining capacity of a landfill. Under this method the Company includes future estimated construction costs, as well as costs incurred to date, in the amortization base. Additionally, the Company includes deemed permitted expansion airspace, which has not been permitted, in the calculation of the total remaining capacity of the landfill.

    This accounting method requires the Company to make estimates and assumptions, as described below. Any changes in the Company's estimates will impact the Company's income from operations prospectively from the date changes are made.

    Landfill costs. The Company estimates the total cost to develop each landfill site to its final capacity. This includes certain projected landfill site costs that are uncertain because they are dependent on future events. The total cost to develop a site to its final capacity includes amounts previously expended and capitalized, net of accumulated airspace amortization, and projections of future purchase and development costs, landfill final capping costs, liner construction costs, operating construction costs, and capitalized interest costs.

    Closure and post-closure costs. The costs for closure and post-closure obligations at landfills the Company owns or operates are generally estimated based on interpretations of current requirements and proposed or anticipated regulatory changes. The estimates for landfill closure and post-closure costs also consider when the costs would actually be paid and factor in inflation and discount rates. The possibility of changing legal and regulatory requirements and the forward-looking nature of these types of costs make any estimation or assumption less certain.

    Available airspace. The Company's engineers determine the remaining capacity at landfills by estimating the available airspace. This is done by using surveys and other methods to calculate, based on height restrictions and other factors, how much airspace is left to fill and how much waste can be disposed of at a landfill before it has reached its final capacity.

    Expansion airspace. The Company will also consider currently unpermitted airspace in the estimate of remaining capacity in certain circumstances.

    It is possible that the Company's estimates or assumptions will ultimately turn out to be significantly different from actual results. In some cases the Company may be unsuccessful in obtaining an expansion permit or the Company may determine that an expansion permit that the Company previously thought was probable has become unlikely. To the extent that such estimates, or the assumptions used to make those estimates, prove to be significantly different than actual results, or the belief that the Company will receive an expansion permit changes adversely in a significant manner, the costs of the landfill, including the costs incurred in the pursuit of the expansion, may be subject to impairment testing, as described below, and lower profitability may be experienced due to higher amortization rates, higher closure and post-closure rates, and higher expenses or asset impairments related to the removal of previously included expansion airspace.

    Asset Impairments. Accounting standards require that assets be written down if they become impaired. If significant events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, a test of recoverability is performed by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If the carrying values are in excess of undiscounted expected future cash flows, impairment is measured by comparing the fair value of the asset to its carrying

                             WASTE CONNECTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

value. Fair value is determined by an internally developed discounted projected cash flow analysis of the asset. Cash flow projections are sometimes based on a group of assets, rather than a single asset. If cash flows cannot be separately and independently identified for a single asset, the Company will determine whether an impairment has occurred for the group of assets for which the projected cash flows can be identified. If the fair value of an asset is determined to be less than the carrying amount of the asset or asset group, an impairment in the amount of the difference is recorded in the period that the impairment indicator occurs. Several impairment indicators are beyond the Company's control, and cannot be predicted with any certainty whether or not they will occur. Estimating future cash flows requires significant judgment and projections may vary from cash flows eventually realized. Also, there are other considerations for impairments of landfills and goodwill as discussed in Note 1.

    Allowance for Doubtful Accounts. The Company estimates losses for uncollectible accounts based on the aging of the accounts receivable and the evaluation of the likelihood of success in collecting the receivable.

    Acquisition Accounting. The Company estimates the fair value of assets and liabilities when allocating the purchase price of an acquisition.

    Income Taxes. The Company assumes the deductibility of certain costs in its income tax filings and estimates the future recovery of deferred tax assets.

    Contingent Liabilities. The Company estimates the amount of potential exposure it may have with respect to litigation, claims and assessments in accordance with SFAS No. 5, Accounting for Contingencies.

    Self-Insurance Reserves. Through the use of actuarial calculations, the Company estimates the amounts required to settle asserted and unasserted insurance claims.

    Actual results could differ materially from the estimates and assumptions that the Company uses in the preparation of its financial statements.

3. ACQUISITIONS

2001 and 2002 Acquisitions

    During 2001, the Company acquired 18 non-hazardous solid waste businesses that were accounted for as purchases. Aggregate consideration, exclusive of debt and long-term liabilities assumed totaling $65,315, for the acquisitions consisted of $52,853 in cash, (net of cash acquired), $2,042 in notes payable to sellers and 337,905 shares of common stock and common stock warrants valued at $8,742.

    During 2002, the Company acquired 17 non-hazardous solid waste businesses that were accounted for as purchases. Aggregate consideration, exclusive of debt and long-term liabilities assumed totaling $73,464, for the acquisitions consisted of $166,626 in cash (net of cash acquired), $2,217 in notes payable to sellers and common stock warrants valued at $577.

    During 2001, the Company sold some of its Utah operations that were deemed to no longer be of strategic importance. The Company recognized a pre-tax loss of $4,879 from this sale.

    The results of operations of the acquired businesses have been included in the Company's consolidated financial statements from their respective acquisition dates.

    The purchase prices have been allocated to the identified intangible assets and tangible assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition, with any residual amounts allocated to goodwill. The purchase price allocations are considered preliminary until the Company is no longer waiting for information that it has arranged to obtain and that is known to be available or obtainable. Although the time required to obtain the necessary information will vary with circumstances specific to an individual acquisition, the "allocation period" for finalizing purchase price allocations generally does not exceed one year from the consummation of a business combination.

                             WASTE CONNECTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

    As of December 31, 2002, the Company had 16 acquisitions for which purchase price allocations were preliminary, mainly as a result of tax-related settlements. The Company believes the potential changes to its preliminary purchase price allocations will not have a material impact on its financial condition, results of operations or cash flows. A summary of the purchase price allocations for acquisitions consummated in 2001 and preliminary purchase price allocations for the acquisitions consummated in 2002 is as follows:

                                                        2001           2002
                                                    Acquisitions   Acquisitions
                                                      ---------      ---------
    Acquired assets:
        Accounts receivable                           $   7,322      $  10,521
        Prepaid expenses and other current assets           345          1,032
        Property and equipment                           64,039         95,285
        Goodwill                                         71,258        137,218
        Indefinite-lived intangible assets                8,695          6,529
        Long-term franchise agreements and other            701         11,216
        Non-competition agreements                          375            764
        Other assets                                      2,727           --
        Deferred income taxes                             9,494           --
    Assumed liabilities:
        Deferred revenue                                 (3,184)        (5,182)
        Accounts payable and accrued liabilities        (16,962)        (8,777)
        Long-term liabilities assumed                   (65,315)       (73,464)
        Minority interests                              (15,858)          --
        Deferred income taxes                              --           (5,722)
                                                      ---------      ---------
                                                      $  63,637      $ 169,420
                                                      =========      =========

    Goodwill acquired in 2001 and 2002 totaling $12,244 and $103,644, respectively, is expected to be deductible for tax purposes.

    In connection with certain acquisitions, the Company is required to pay contingent consideration to certain former shareholders of the respective companies, subject to the occurrence of specified events. As of December 31, 2002, the maximum potential contingent payments relating to these acquisitions total approximately $2,450 in cash and 51,746 shares placed in escrow. The potential cash payments consist of $2,000 which is triggered by the Company obtaining an expansion permit for a landfill acquired in 2002 and $450 related to the Company constructing and operating a transfer station that receives a certain minimum average daily volume of waste over a defined period. The Company has included in these financial statements the $2,000 contingent cash payment because it considers it probable that the expansion permit for the landfill acquired in 2002 will be obtained. The Company has not included in these financial statements the $450 potential contingent cash payment related to constructing and operating the required transfer station as it is too early in the contingency period to assess its probability. The shares placed into escrow were to be released to a former shareholder of an acquired company based upon the achievement of certain targeted earnings. Subsequent to December 31, 2002 it was determined that the targeted earnings underlying the contingent payment related to the shares held in escrow did not occur and thus the shares held in escrow were returned to the Company and reclassified as unissued shares.

    The following unaudited pro forma results of operations assume that the Company's significant acquisitions occurring in 2001 and 2002, accounted for using the purchase method of accounting, were acquired as of January 1, 2001:

                                    Year Ended December 31,
                                     2001            2002
                                 -----------     -----------
    Total revenue                $   472,106     $   534,843
    Net income                        29,458          56,636
    Basic income per share              1.09            2.04
    Diluted income per share            1.06            1.93

                             WASTE CONNECTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

    The unaudited pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on January 1, 2001, nor are they necessarily indicative of future operating results.

4. INTANGIBLE ASSETS

    Intangible assets, exclusive of goodwill, consist of the following at December 31, 2002:

                                                                                                Weighted-Average
                                              Gross Carrying    Accumulated     Net Carrying       Amortization
                                                  Amount        Amortization        Amount       Period in Years
                                                 --------         --------         --------      ---------------
    Amortizable intangible assets:
      Long-term franchise agreements
        and contracts                            $ 14,552         $ (1,064)        $ 13,488            38.4
      Non-competition agreements                    3,622           (1,983)           1,639             5.0
      Other, net                                    2,400             (740)           1,660            15.8
                                                 --------         --------         --------
                                                   20,574           (3,787)          16,787
    Nonamortized intangible assets:
      Indefinite-lived intangible assets           16,711             --             16,711
                                                 --------         --------         --------
    Intangible assets, exclusive of goodwill     $ 37,285         $ (3,787)        $ 33,498
                                                 ========         ========         ========

    Intangible assets, exclusive of goodwill, consist of the following at December 31, 2001:

                                                                                                Weighted-Average
                                              Gross Carrying    Accumulated     Net Carrying       Amortization
                                                  Amount        Amortization        Amount       Period in Years
                                                 --------         --------         --------      ---------------
    Amortizable intangible assets:
      Long-term franchise agreements
        and contracts                            $  3,384         $   (758)        $  2,626            11.1
      Non-competition agreements                    2,858           (1,410)           1,448             5.0
      Other, net                                    2,229             (236)           1,993            16.5
                                                 --------         --------         --------
                                                    8,471           (2,404)           6,067
    Nonamortized intangible assets:
      Indefinite-lived intangible assets           10,181             --             10,181
                                                 --------         --------         --------
    Intangible assets, exclusive of goodwill     $ 18,652         $ (2,404)        $ 16,248
                                                 ========         ========         ========

    The amounts assigned to indefinite-lived intangible assets consist of the value of certain perpetual rights to provide solid waste collection and transportation services in specified territories. These indefinite-lived intangible assets were subject to amortization prior to the Company's adoption of SFAS No. 142.

    Estimated future amortization expense for the next five years of amortizable intangible assets is as follows:

    For the year ended December 31, 2003          $    1,452
    For the year ended December 31, 2004               1,311
    For the year ended December 31, 2005               1,175
    For the year ended December 31, 2006                 987
    For the year ended December 31, 2007                 778

                             WASTE CONNECTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

    Total goodwill amortization expense for the years ended December 31, 2000 and 2001 was $7,857 and $9,581, respectively. Total amortization expense for intangible assets was $711, $870 and $1,351 for the years ended December 31, 2000, 2001 and 2002, respectively.

5. PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                           December 31,
                                                       2001           2002
                                                    ---------      ---------
    Landfill site costs                             $ 325,060      $ 412,226
    Land, buildings and improvements                   56,994         64,299
    Rolling stock                                      73,121        102,756
    Containers                                         42,257         57,365
    Machinery and equipment                            41,391         50,926
                                                    ---------      ---------
                                                      538,823        687,572
    Less accumulated depreciation and depletion       (73,017)      (109,532)
                                                    ---------      ---------
                                                    $ 465,806      $ 578,040
                                                    =========      =========

    The Company's landfill depletion expense for the years ended December 31, 2000, 2001 and 2002 was $5,853, $8,008 and $12,123, respectively.

6. OTHER ASSETS

    Other assets consist of the following:

                                                           December 31,
                                                       2001           2002
                                                    ---------      ---------
    Restricted cash                                 $   8,108      $  11,314
    Loan fees                                           7,992         12,270
    Other                                               2,668          1,578
                                                    ---------      ---------
                                                    $  18,768      $  25,162
                                                    =========      =========

    Restricted cash is included as part of other assets and consists of amounts on deposit with various banks that support the Company's financial assurance obligations for its landfill facilities' closure and post-closure costs and amounts outstanding under the Wasco bond (Note 8).

7. ACCRUED LIABILITIES

    Accrued liabilities consist of the following:

                                                           December 31,
                                                       2001           2002
                                                    ---------      ---------
    Income taxes                                     $  1,421      $  11,996
    Payroll and payroll-related                         4,009          7,137
    Interest payable                                    3,392          4,201
    Insurance claims and premiums                       1,931          4,597
    Acquisition-related                                11,381         11,017
    Unrealized loss on market value of
        interest rate swaps                              --            3,996
    Other                                               2,998          2,961
                                                    ---------      ---------
                                                    $  25,132      $  45,905
                                                    =========      =========

                             WASTE CONNECTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

    At December 31, 2001, the unrealized loss on market value of interest rate swaps of $4,935 was recorded in other long-term liabilities. At December 31, 2002, the unrealized loss on market value of interest rate swaps has been recorded in current accrued liabilities as the interest rate swaps, to which the loss relates, expire in December 2003.

8. LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                           December 31,
                                                                      ------------------------
                                                                        2001           2002
                                                                      ---------      ---------
    Credit Facility                                                   $ 232,500      $ 216,000
    2006 Convertible Subordinated Notes                                 150,000        150,000
    2022 Floating Rate Convertible Subordinated Notes                      --          175,000
    2001 Wasco Bonds                                                     13,600         13,600
    Madera Bond                                                           1,800          1,800
    Cold Canyon and South County Bonds                                     --            7,145
    Notes payable to sellers in connection with acquisitions,
        unsecured, bearing interest at 0% to 7.8%, principal
        and interest payments due periodically with due dates
        ranging from 2003 to 2012                                         4,070          5,357
    Notes payable to third parties, secured by substantially all assets of certain subsidiaries of the Company, bearing
        interest at 0% to 11.0%, principal and interest payments
        due periodically with due dates ranging from 2003 to 2010        19,506         13,225
                                                                      ---------      ---------
                                                                        421,476        582,127
    Less - current portion
                                                                         (5,305)        (3,646)
                                                                      ---------      ---------
                                                                      $ 416,171      $ 578,481
                                                                      =========      =========

Credit Facility

    In 2000, the Company entered into a new revolving credit facility with a syndicate of banks for which Fleet Boston Financial Corporation acts as agent (the "Credit Facility"). The maximum amount available under the Credit Facility is $435,000 (including $40,000 in stand-by letters of credit, of which $1,889 and $23,638 were issued as of December 31, 2001 and 2002, respectively) and the borrowings bear interest at various variable rates based on a spread over LIBOR (approximately 4.3% and 3.7% as of December 31, 2001 and 2002, respectively) or the applicable Base Rate (5.5% and 5.0% as of December 31, 2001 and 2002, respectively) at the Company's option. The Credit Facility requires the Company to pay a commitment fee ranging from 0.25% to 0.50% of the unused portion of the Credit Facility. The Credit Facility requires monthly interest payments and matures in May 2005. Borrowings under the Credit Facility are secured by virtually all of the Company's assets. The Credit Facility places certain business, financial and operating restrictions on the Company relating to, among other things, the incurrance of additional indebtedness, investments, acquisitions, asset sales, mergers, dividends, distributions and repurchases and redemption of capital stock. The Credit Facility also requires that specified financial ratios and balances be maintained. As of December 31, 2002, the Company was in compliance with these covenants.

5.5% Convertible Subordinated Notes Due 2006

    In April 2001, the Company issued 5.5% Convertible Subordinated Notes due April 2006 (the "2006 Convertible Subordinated Notes") with an aggregate principal amount of $150,000 in a Rule 144A offering. The 2006 Convertible Subordinated Notes are unsecured, rank junior to existing and future Senior Indebtedness, as defined in the indenture governing the notes, and are convertible at any time at the option of the holder into common stock at a conversion price of $38.03 per share. The proceeds from the sale of the 2006 Convertible Subordinated Notes were used to repay a portion of the outstanding indebtedness and related costs under the Credit Facility.

                             WASTE CONNECTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

Floating Rate Convertible Subordinated Notes due 2022

    In April 2002, Waste Connections issued Floating Rate Convertible Subordinated Notes due 2022 (the "2022 Floating Rate Convertible Subordinated Notes") with an aggregate principal amount of $175,000 in a Rule 144A offering. The 2022 Floating Rate Convertible Subordinated Notes are unsecured and rank pari passu with the Company's 2006 Convertible Subordinated Notes and junior to all other existing and future senior indebtedness, as defined in the indenture governing the 2022 Floating Rate Convertible Subordinated Notes. The 2022 Floating Rate Convertible Subordinated Notes bear interest at the 3-month LIBOR rate plus 50 basis points, payable quarterly.

    The holders may surrender notes for conversion into common stock at a conversion price of $48.39 per share on or after August 1, 2002, but prior to the maturity date, only if any of the following conditions are satisfied: (a) the closing sale price per share of the Company's common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter preceding the calendar quarter in which the conversion occurs is more than 110% of the conversion price per share on that thirtieth trading day; (b) during such period, if any, that the credit ratings assigned to the 2022 Floating Rate Convertible Subordinated Notes by Moody's Investors Service, Inc. and Standard & Poor's Rating Group (the "Rating Agencies") are reduced below B3 or B-, respectively; (c) if neither Rating Agency is rating the 2022 Floating Rate Convertible Subordinated Notes; (d) during the five business day period after any nine consecutive trading day period in which the trading price of the 2022 Floating Rate Convertible Subordinated Notes (per $1 principal amount) for each day of such period is less than 95% of the product of the closing sale price of the Company's common stock multiplied by the number of shares issuable upon conversion of $1 principal amount of the 2022 Floating Rate Convertible Subordinated Notes; (e) upon the occurrence of specified corporate transactions; or (f) if the 2022 Floating Rate Convertible Subordinated Notes have been called for redemption and the redemption has not yet occurred.

    The Company may redeem all or a portion of the 2022 Floating Rate Convertible Subordinated Notes for cash at any time on or after May 7, 2006. Holders of the 2022 Floating Rate Convertible Subordinated Notes may require the Company to purchase their notes at a price of $1 per note in cash plus accrued interest, if any, upon a change in control of the Company, as defined in the indenture, or on any of the following dates: May 1, 2009, May 1, 2012 and May 1, 2017.

    The proceeds from the sale of the 2022 Floating Rate Convertible Subordinated Notes were used to repay a portion of the outstanding indebtedness and related costs under the Company's credit facility and for general corporate purposes, including payment for an acquisition.

Wasco Bond

    In December 1999, the Company completed a $13,600 tax-exempt bond financing for its Wasco subsidiary (the "Wasco Bond"). These funds were used for the acquisition, construction, furnishing, equipping and improving of a landfill located in Wasco County, Oregon (the "Landfill Project"). In March 2001, the Company refinanced the Wasco Bond by completing $13,600 of tax-exempt revenue bond financing through the issuance of three bonds (the "2001 Wasco Bonds"). The Company incurred debt extinguishment costs of $144, net of tax, related to this refinancing. The 2001 Wasco Bonds consist of $1,040 of 6.5% term bonds due March 1, 2004, $4,085 of 7.0% term bonds due March 1, 2012 and $8,475 of 7.25% term bonds due March 1, 2021. On an annual basis, the Company is required to remit sinking fund payments to a restricted cash account held by a trustee. The sinking fund requirement in 2002 was $325. The total future sinking fund requirements are as follows: $345 in 2003, $370 in 2004, $395 in 2005, $425 in 2006, $455 in 2007 and $11,285 thereafter. These sinking fund payments are classified as restricted cash and included in other assets in the accompanying consolidated balance sheet. At December 31, 2002, approximately $1,061 of the funds from the bond offering are held by a trustee and can be used by the Company to finance capital expenditures on the Landfill Project. These unused funds are classified as restricted cash and included in other assets in the accompanying consolidated balance sheet.

Madera Bond

    In June 1998, the Company completed a $1,800 tax-exempt bond financing for its Madera subsidiary (the "Madera Bond"). These funds were used for specified capital expenditures and improvements, including installation of a landfill gas recovery system. The bonds mature on May 1, 2016 and bear interest at variable rates based on market conditions for California tax-exempt bonds (approximately 1.1% and 1.8% at December 31, 2001 and 2002, respectively). The bonds are backed by a letter of credit issued by Fleet Boston Financial Corporation under the Credit Facility for $1,829.

                             WASTE CONNECTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

Cold Canyon and South County Bonds

    In July 1998 and May 1999, Cold Canyon Landfill, Inc. and South County Sanitary Service, Inc., wholly-owned subsidiaries of the Company acquired in 2002, received a total of $9,490 from the issuance of tax-exempt bond financing (the "Cold Canyon and South County Bonds") through the California Pollution Control Financing Authority. These funds were used for specified capital expenditures and improvements. The outstanding balance of the Cold Canyon and South County Bonds was $7,145 at December 31, 2002 with scheduled principal maturities of $1,300 in May 2006 and $5,845 in July 2008. The Cold Canyon and South County Bonds bear interest at variable rates based on market conditions for California tax-exempt bonds (approximately 1.8% at December 31, 2002) and are backed by a letter of credit issued by Fleet Boston Financial Corporation under the Credit Facility for $7,246.

Interest Rate Swaps

    In December 1999, the Company entered into an interest rate swap with Fleet Boston Financial Corporation. Under the swap agreement, which was effective through December 2001, the interest rate on a $125,000 LIBOR-based note under the Credit Facility was effectively fixed with an interest rate of 6.1% plus applicable margin. This rate remained at 6.1% if LIBOR was less than 7.0%. If LIBOR exceeded 7.0%, the interest rate under the swap agreement would increase one basis point for every LIBOR basis point above 7.0%.

    In May 2000, the Company entered into another interest rate swap with Union Bank of California. Under the swap agreement, which was effective through December 2003, the interest rate on a separate $125,000 LIBOR-based note under the Credit Facility was effectively fixed with an interest rate of 7.0% plus applicable margin.

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


    As of December 31, 2002, aggregate contractual future principal payments by calendar year on long-term debt are due as follows:

    2003                               $     3,646
    2004                                     4,474
    2005                                   218,715
    2006                                   153,041
    2007                                     1,669
    Thereafter                             200,582
                                       -----------
                                       $   582,127
                                       ===========

9. COMMITMENTS AND CONTINGENCIES

COMMITMENTS

Leases

    The Company leases its facilities and certain equipment under non-cancelable operating leases for periods ranging from one to ten years. The Company's total rent expense under operating leases during the years ended December 31, 2000, 2001 and 2002 was $2,188, $2,699 and $4,493, respectively.

                             WASTE CONNECTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

    As of December 31, 2002, future minimum lease payments under these leases, by calendar year, are as follows:

    2003                                       $    3,407
    2004                                            3,038
    2005                                            2,711
    2006                                            2,147
    2007                                            1,799
    Thereafter                                     11,365
                                               -----------
                                               $   24,467
                                               ==========

Financial Surety Bonds

    The Company uses financial surety bonds for a variety of corporate guarantees. The two largest uses of financial surety bonds are for municipal contract performance guarantees and landfill closure and post-closure financial assurance required under certain environmental regulations. As a result of recent changes in the insurance industry, the Company has experienced less availability of surety bonds for landfill closure and post-closure requirements. The Company has generally not experienced significant difficulty in obtaining surety bonds for performance under its municipal collection contracts or landfill operating agreements. Environmental regulations require demonstrated financial assurance to meet closure and post-closure requirements for landfills. In addition to surety bonds, these requirements may also be met through alternative financial assurance instruments, including insurance, letters of credit and restricted cash deposits.

    The Company's current surety bond underwriters have provided it with non-binding commitments to issue up to $90,000 of bonds, consisting of $50,000 of bonds for landfill closure and post-closure requirements and $40,000 of bonds for performance under collection contracts and landfill operating agreements. These non-binding commitments do not have a stated expiration date; however, individual bonds issued typically have a term of one year. At December 31, 2002, the Company had provided customers and various regulatory authorities with surety bonds in the aggregate amount of approximately $36,300 to secure its landfill closure and post-closure requirements and $27,800 to secure performance under collection contracts and landfill operating agreements.

Unconditional Purchase Obligation

    The Company has an unconditional obligation to purchase diesel fuel under a 12 month agreement expiring on December 31, 2003. The total minimum amount of diesel fuel to be purchased under the agreement is $7,802.

CONTINGENCIES

Environmental Risks

    The Company is subject to liability for any environmental damage that its solid waste facilities may cause to neighboring landowners or residents, particularly as a result of the contamination of soil, groundwater or surface water, and especially drinking water, including damage resulting from conditions existing prior to the acquisition of such facilities by the Company. The Company may also be subject to liability for any off-site environmental contamination caused by pollutants or hazardous substances whose transportation, treatment or disposal was arranged by the Company or its predecessors. Any substantial liability for environmental damage incurred by the Company could have a material adverse effect on the Company's financial condition, results of operations or cash flows. As of December 31, 2002, the Company is not aware of any significant environmental liabilities.

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

    In January 2002, the Oklahoma Department of Environmental Quality Land Protection Division (the "Department") issued an order to the Company requiring it to cease accepting more than 200 tons per day of out-of-state waste at its Red Carpet Landfill in Oklahoma due to its alleged failure to obtain the Department's prior approval of a disposal plan for that waste. At that time, the Department assessed the Company a fine of $220 for past violations related to accepting more than 200 tons per day of out-of-state waste prior to obtaining the Department's approval of a disposal plan. While seeking the Department's approval of a disposal plan, the Company continued to accept more than 200 tons a day of out-of-state waste because it believed, based on the advice of legal counsel, that the Department did not have the legal right to require the Company to obtain its approval of a disposal plan prior to accepting more than 200 tons per day of out-of-state waste. In June 2002, the Department issued an amended order approving the Company's disposal plan subject to conditions and increasing the fine assessed against the Company to $2,160 because the Company continued to accept more than 200 tons per day of out of state waste prior to obtaining the Department's approval of the Company's plan. The Company objected to some of the conditions imposed in the order and initiated litigation against the Department challenging this order. Based on the Company's consideration of the facts surrounding the order and the advice of its legal counsel, in the event the matter is not settled and litigation proceeds, the Company believes that it will prevail. Therefore, the Company believes that any payment resulting from the order will not materially affect its cash flows, financial condition or results of operations.

    In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business. However, as of December 31, 2002 there is no current proceeding or litigation involving the Company that the Company believes will have a material adverse impact on its business, financial condition, results of operations or cash flows.

Employees

    Approximately 238 of the Company's drivers and mechanics are represented by the Teamsters Union in various locations. These employees are subject to labor agreements that are subject to renegotiation periodically. In October 2002, approximately 55 employees who are represented by the Teamsters Union commenced a strike at the Company's facilities in Pierce County, Washington. The Company continued to operate these facilities with a combination of existing employees and strike replacements. The employees have filed a petition to de-certify the union. In connection with this labor dispute, the Company incurred costs of approximately $1,389 in the fourth quarter of 2002 relating to travel and costs for management assistance, replacement workers, security, legal expenses and other expenses.

    The Company is not aware of any other organizational efforts among its employees and believes that its relations with its employees are good. Approximately 94 of the Company's drivers and mechanics at its Vancouver, WA facilities are represented by the Teamsters Union. On January 31, 2003, the labor agreement with these employees expired and the employees have continued to work under the terms of the expired labor agreement. The Company is currently negotiating a new labor agreement with these employees.

Guarantees

    The Company has guaranteed the tax-exempt bonds for its Wasco subsidiary. If this subsidiary fails to meet its obligations associated with tax-exempt bonds as they come due, the Company will be required to perform under the related guarantee agreement. No additional liability has been recorded for these guarantees because the underlying obligations are reflected in the Company's consolidated balance sheets. See Note 8 for information on the Wasco tax-exempt bond balances and maturities.

                             WASTE CONNECTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

10. STOCKHOLDERS' EQUITY

Common Stock

    Of the 21,953,465 shares of common stock authorized but unissued as of December 31, 2002, the following shares were reserved for issuance:

     Stock option plans                                      7,147,878
     2006 Convertible Subordinated Notes                     3,944,775
     2022 Floating Rate Convertible Subordinated Notes       3,616,445
     Stock purchase warrants                                   149,372
     Restricted stock plan                                      95,000
     Shares held in escrow                                      51,746
                                                            ----------
                                                            15,005,216
                                                            ==========

Restricted Stock

    During 2002, the Company's Board of Directors adopted a restricted stock plan in which selected employees, other than officers and directors, may participate (the "Restricted Stock Plan"). Restricted stock awards under the Restricted Stock Plan may or may not require a cash payment from a participant to whom an award is made and become free of the stated restrictions over periods determined at the date of the grant, subject to continuing employment, the achievement of particular performance goals and/or the satisfaction of certain vesting provisions applicable to each award of shares. The Board of Directors currently administers the 2002 Restricted Stock Plan. The Board of Directors authorizes the grant of any stock awards and determines the employees to whom shares are awarded, number of shares to be awarded, award period and other terms and conditions of the awards. Shares of restricted stock may be forfeited and revert to the Company if a plan participant resigns from Waste Connections and its subsidiaries, is terminated for cause or violates the terms of any noncompetition or nonsolicition agreements to which that plan participant is bound (if such plan participant has been terminated without cause). A total of 95,000 shares were reserved for issuance under the Restricted Stock Plan. During the year ended December 31, 2002, the Company issued 23,003 shares of restricted stock, with a grant-date fair value of $35.28 per share, to selected employees. The total fair value of the issued restricted stock was $812 and is being amortized to expense over the three-year restriction period.

Stock Options

    In 1997, the Company's Board of Directors adopted a stock option plan in which all officers, employees, directors and consultants may participate (the "1997 Option Plan"). Options granted under the 1997 Option Plan may either be incentive stock options or nonqualified stock options, generally have a term of 10 years from the date of grant, and will vest over periods determined at the date of grant. The exercise prices of the options are determined by the Company's Board of Directors and will be at least 100% or 110% of the fair market value of the Company's common stock on the date of grant as provided for in the Option Plan.

    The 1997 Option Plan provides for the reservation of common stock for issuance thereunder equal to 3,500,000 shares. The amount of common stock reserved for issuance under the 1997 Option Plan is decreased for options exercised and increased for previously granted options that have been forfeited or cancelled. As of December 31, 2002, options for 44,351 shares of common stock were available for future grants under the 1997 Option Plan.

    In 2002, the Company's Board of Directors authorized two additional equity-based compensation plans: the 2002 Stock Option Plan and 2002 Senior Management Equity Incentive Plan. A total of 2,500,000 shares of the Company's common stock were reserved for future issuance under the 2002 Stock Option Plan. Participation in the 2002 Stock Option Plan is limited to consultants and employees, other than officers and directors. Options granted under the 2002 Stock Option Plan are nonqualified stock options and have a term of no longer than ten years from the date they are granted. Options generally become exercisable in installments pursuant to a vesting schedule set forth in each option agreement. The Board of Directors authorizes the granting of options and determines the employees and consultants to whom options are to be granted, the number of shares subject to each option, the exercise price, option term, vesting schedule and other terms and conditions of the options. A total of 3,000,000 shares of the Company's common stock

                             WASTE CONNECTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

were reserved for future issuance under the 2002 Senior Management Equity Incentive Plan. The Company's stockholders approved the 2002 Senior Management Equity Incentive Plan on May 16, 2002. Participation in the 2002 Senior Management Equity Incentive Plan is limited to officers and directors of the Company. Options granted under the 2002 Senior Management Equity Incentive Plan may be either incentive stock options or non-qualified stock options. As of December 31, 2002, options for 1,759,900 and 2,640,000 shares of common stock were available for future grants under the 2002 Stock Option Plan and 2002 Senior Management Equity Incentive Plan, respectively.

    As of December 31, 2000, 2001 and 2002, a total of 681,560, 521,396 and
690,577 options to purchase common stock were exercisable under all stock option plans, respectively.

    A summary of the Company's stock option activity and related information for the years ended December 31, 2000, 2001 and 2002 is presented below:

                                                                  Weighted
                                             Number of            Average
                                         Shares (Options)      Exercise Price
                                         ----------------      --------------
    Outstanding as of December 31, 1999      1,744,145           $   12.57

    Granted                                    221,500               14.01
    Forfeited                                 (135,032)              18.65
    Exercised                                 (366,362)               6.82
                                             ---------
    Outstanding as of December 31, 2000      1,464,251               13.65

    Granted                                  1,050,050               25.26
    Forfeited                                  (55,597)              20.58
    Exercised                                 (556,835)              13.33
                                             ---------
    Outstanding as of December 31, 2001      1,901,869               20.00

    Granted                                  1,530,589               25.91
    Forfeited                                 (112,161)              26.09
    Exercised                                 (616,670)              17.12
                                             ---------
    Outstanding as of December 31, 2002      2,703,627               23.79
                                             =========

    The following table summarizes information about stock options outstanding as of December 31, 2002:

                                   Options Outstanding                Options Exercisable
                         -------------------------------------    --------------------------
                                                    Weighted
                                                     Average
                                        Weighted    Remaining                   Weighted
                                         Average   Contractual                   Average
                                        Exercise       Life                      Exercise
  Exercise Range          Shares         Price      (In Years)      Shares         Price
------------------------ ------------- ------------ ----------    ------------  ------------
  $3.50 to 5.00              5,489      $  4.18        8.1               500      $  5.00
 $10.25 to 12.38           298,833        11.14        6.5           259,334        11.25
 $15.75 to 23.00           164,598        19.62        7.4           152,499        19.59
 $23.87 to 35.62         2,209,457        25.72        8.8           278,244        25.52
 $36.21 to 37.75            25,250        37.10        9.8                 -            -
                         ---------                                   -------
                         2,703,627        23.79        8.5           690,577        18.84
                         =========                                   =======

Stock Purchase Warrants

    In 2002, the Company's Board of Directors authorized the Consultant Incentive Plan, under which warrants to purchase the Company's common stock may be issued to certain consultants to the Company. Warrants awarded under the Consultant Incentive

                             WASTE CONNECTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

Plan generally become exercisable in installments pursuant to a vesting schedule set forth in each warrant agreement. The Board of Directors authorizes the issuance of warrants and determines the consultants to whom warrants are to be issued, the number of shares subject to each warrant, the purchase price, exercise date and period, warrant term and other terms and conditions of the warrants. The Board reserved 500,000 shares of the Company's common stock for future issuance under the Consultant Incentive Plan. The Company issued 700 warrants under the 2002 Consultant Incentive Plan during the year ended December 31, 2002.

    The following table summarizes information about warrants outstanding as of December 31, 2001 and 2002:

                                      Issue       Warrants       Exercise     Fair Value    Outstanding at December 31,
                                       Date        Issued          Range      of Warrants       2001          2002
                                 ---------------   -------    -------------- ------------    ----------    ----------
Warrants issued in connection
    with an acquisition          February 1998     200,000    $         4.00   $   954           73,333        73,333

Warrants issued to third-party
    acquisition consultants      Throughout 2000    40,438    10.88 to 27.88       183            5,771             -

Warrants issued to third-party
    acquisition consultants      Throughout 2001    11,499    28.28 to 33.45       104           11,499        11,429

Warrants issued to third-party
    acquisition consultants      Throughout 2002    64,610    26.75 to 37.00       577                -        64,610
                                                                                             ----------    ----------
                                                                                                 90,603       149,372
                                                                                             ==========    ==========

    The warrants are exercisable when granted and expire between 2003 and 2008.

    Warrants issued to third-party acquisition consultants are valued using the Black-Scholes pricing model with assumed stock price volatility and risk-free interest rates similar to those used for stock options, and with an expected life of 2 years. These warrants are recorded as an element of the related cost of acquisitions.

11. COMPREHENSIVE INCOME

     The components of other comprehensive income and related tax effects for the years ended December 31, 2001 and 2002 are as follows:

                                                         Year Ended December 31, 2001
                                                     ------------------------------------
                                                       Gross      Tax effect    Net of tax
                                                     --------      --------      --------
    Cumulative effect of accounting change           $ (5,940)     $ (2,340)     $ (3,600)
    Amounts reclassified into earnings                  9,648         3,801         5,847
    Changes in fair value of interest rate swaps      (11,852)       (4,670)       (7,182)
                                                     --------      --------      --------
                                                     $ (8,144)     $ (3,209)     $ (4,935)
                                                     ========      ========      ========

                                                         Year Ended December 31, 2002
                                                     ------------------------------------
                                                       Gross      Tax effect    Net of tax
                                                     --------      --------      --------
    Amounts reclassified into earnings               $  6,404      $  2,402      $  4,002
    Changes in fair value of interest rate swaps       (4,653)       (1,590)       (3,063)
                                                     --------      --------      --------
                                                     $  1,751      $    812      $    939
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

                             WASTE CONNECTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

    The estimated net amount of the existing losses as of December 31, 2002 (based on the interest rate yield curve at that date) included in accumulated other comprehensive income expected to be reclassified into earnings as payments are made under the terms of the interest rate swap agreements within the next 12 months is approximately $6,400. The timing of actual amounts reclassified into earnings is dependent on future movements in interest rates.

12. INCOME TAXES

    The provision for income taxes for the years ended December 31, 2000, 2001 and 2002 consists of the following:

                             Year Ended December 31,
                     ----------------------------------------
                        2000           2001           2002
                     ----------     ----------     ----------
    Current:
         Federal     $   15,971     $    6,792     $   21,151
         State            2,055            578          1,830
    Deferred:
         Federal            607         12,388          9,293
         State              677             54            839
                     ----------     ----------     ----------
                     $   19,310     $   19,812     $   33,113
                     ==========     ==========     ==========

    Significant components of deferred income tax assets and liabilities are as follows as of December 31, 2001 and 2002:

                                                 2001            2002
                                              ----------      ----------
    Deferred income tax assets:
         Accounts receivable reserves         $      821      $      951
         Accrued expenses                            502             934
         State taxes                                  93             102
         Other                                        10             837
                                              ----------      ----------
    Total deferred income tax assets:              1,426           2,824
                                              ----------      ----------
    Deferred income tax liabilities:
         Net asset basis difference in
            non-taxable acquisitions             (54,907)        (59,454)
         Amortization                             (5,965)         (9,393)
         Depreciation                            (16,976)        (26,336)
         Other liabilities                          --               (33)
         Prepaid expenses                         (2,267)         (2,151)
                                              ----------      ----------
    Total deferred income tax liabilities        (80,115)        (97,367)
                                              ----------      ----------
    Net deferred income tax liability         $  (78,689)     $  (94,543)
                                              ==========      ==========

    A reduction in the Company's effective state tax rate in 2001 resulted in its deferred tax liabilities decreasing by $1,672 during the year ended December 31, 2001.

    During the years ended December 31, 2001 and 2002, the Company recognized a tax benefit of $3,802 and $3,572, respectively, as a result of the exercise of non-qualified stock options and the disqualifying disposition of incentive stock options.

                             WASTE CONNECTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

    The differences between the Company's provision for income taxes as presented in the accompanying statements of operations and benefit for income taxes computed at the federal statutory rate consist of the items shown in the following table as a percentage of pre-tax income:

                                                         Year Ended December 31,
                                                     2000         2001         2002
                                                   -------      -------      -------
    Income tax provision at the statutory rate        35.0%        35.0%        35.0%
    State taxes, net of federal benefit                3.7          2.0          2.2

    Goodwill amortization                              1.5          1.5         --
    Stock compensation expense                         0.1         --           --
    Other                                              0.3          0.9          0.2
                                                   -------      -------      -------
                                                      40.6%        39.4%        37.4%
                                                   =======      =======      =======

13. NET INCOME PER SHARE INFORMATION

    The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income per share for the years ended December 31, 2000, 2001 and 2002:

                                                                               Year Ended December 31,
                                                                     -------------------------------------------
                                                                         2000            2001            2002
                                                                     -----------     -----------     -----------
    Numerator:
        Net income for basic earnings per share                      $    28,189     $    30,528     $    55,466
        Interest expense on 2006 Convertible Subordinated Notes,
           net of tax effects                                               --              --             5,852
                                                                     -----------     -----------     -----------
        Net income for diluted earnings per share                    $    28,189     $    30,528     $    61,318
                                                                     ===========     ===========     ===========
    Denominator:
        Basic shares outstanding                                      23,301,358      27,069,685      27,750,642
        Dilutive effect of 2006 Convertible Subordinated Notes              --              --         3,944,775
        Dilutive effect of stock options and warrants                    693,636         605,954         628,954
        Dilutive effect of restricted stock                                 --              --             1,253
                                                                     -----------     -----------     -----------
        Diluted shares outstanding                                    23,994,994      27,675,639      32,325,624
                                                                     ===========     ===========     ===========

    The Company's 2006 Convertible Subordinated Notes are convertible at any time at the option of the holders into a total of 3,944,775 shares of common stock. These shares have not been included in the computation of diluted net income per share for the year ended December 31, 2001 because to have done so would have been antidilutive. The Company's 2022 Floating Rate Convertible Subordinated Notes are convertible into 3,616,445 shares of common stock in accordance with the provisions listed in Note 8 to these financial statements. These shares have not been included in the computation of diluted net income per share for the year ended December 31, 2002 because none of the provisions that would result in conversion of the notes into common stock occurred during 2002. Additionally, as of December 31, 2001 and 2002, the Company had the following stock options and warrants that have not been included in the computation of diluted net income per share because to do so would have been antidilutive:

                                          December 31, 2001                December 31, 2002
                                    -----------------------------  ---------------------------------
                                    Number of      Exercise         Number of          Exercise
                                      Shares     Price Range          Shares         Price Range
                                    --------- -------------------  ------------- -------------------
    Outstanding options               21,500   $30.74 to $33.37       122,250     $33.06 to $37.75
    Outstanding warrants              11,134   $30.40 to $33.45        24,650     $33.30 to $37.00
                                    ---------                        ---------
                                      32,634                          146,900
                                    =========                        =========

                             WASTE CONNECTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

14. EMPLOYEE BENEFIT PLANS

    WCI has a voluntary savings and investment plan (the "WCI 401(k) Plan"). The WCI 401(k) Plan is available to all eligible, non-union employees of WCI. Under the WCI 401(k) Plan, WCI's contributions are 40% of the first 5% of the employee's contributions. The Murrey Companies have a voluntary savings and investment plan (the "Murrey 401(k) Plan"). The Murrey 401(k) Plan is available to all eligible, non-union employees of the Murrey Companies. Under the Murrey 401(k) Plan, the Murrey Companies' contributions are at the discretion of management. During the years ended December 31, 2000, 2001 and 2002, the total 401(k) plan expense for the WCI and Murrey 401(k) plans was approximately $890, $1,132 and $1,477, respectively.

15. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following table summarizes the unaudited consolidated quarterly results of operations as reported for 2001 and 2002:

                                        First          Second           Third         Fourth
                                       Quarter         Quarter         Quarter        Quarter
                                       -------         -------         -------        -------
    Revenues:
         2001 as reported              $  85,114      $  93,967       $  97,681      $  100,771
    Gross profit:
         2001 as reported                 38,097         42,103          42,861          44,127
    Net income:
         2001 as reported                  4,712          6,398          10,236           9,183
    Basic income per common share:
         2001 as reported                   0.17           0.24            0.38            0.34
    Diluted income per common share:
         2001 as reported                   0.17           0.23            0.37            0.33
    Revenues:
         2002 as reported                105,742        128,091         133,487         131,341
    Gross profit:
         2002 as reported                 46,563         56,069          58,339          56,359
    Net income:
         2002 as reported                 12,171         14,342          15,193          13,760
    Basic income per common share:
         2002 as reported                   0.44           0.52            0.55            0.49
    Diluted income per common share:
         2002 as reported                   0.43           0.49            0.51            0.47

    In December 2001, the Company recorded a fourth quarter charge of approximately $1,700 reflecting the write-off of incorrectly billed receivables in New Mexico, the write-off of the balance of long-term receivables that the Company settled with two customers in bankruptcy proceedings and the settlement of outstanding disputes with three former owners.

                             WASTE CONNECTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

PART III

    Except as set forth above in Part I under "Executive Officers," the information required by Part III (Items 10 through 13) has been omitted from this report, and is incorporated by reference to the captions "Principal Stockholders," "Election of Directors" and "Executive Compensation" in our definitive Proxy Statement for the 2003 Annual Meeting of Stockholders, which we will file with the Commission pursuant to Regulation 14A within 120 days after the end of our 2002 fiscal year.

PART IV

ITEM 14.  CONTROLS AND PROCEDURES

    Within the 90 days prior to the filing of this report, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

    There have been no significant changes (including corrective actions with regard to significant deficiencies and material weaknesses) in our internal controls or in other factors subsequent to the date management carried out its evaluation that could significantly affect these controls.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

    (a) See Index to Financial Statements on page 41. The following Financial Statement Schedule is filed herewith and made a part hereof:

Schedule II -- Valuation and Qualifying Accounts

    All other schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

    (b) Reports on Form 8-K

    On October 29, 2002, we filed a report on Form 8-K reporting the listing of our common stock on the New York Stock Exchange as of October 24, 2002, and the withdrawal of the listing of our common stock from the Nasdaq National Market.

    (c) See Exhibit Index immediately following signature pages.

                                   SIGNATURES

    Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Waste Connections, Inc.

                                     By: /s/ Ronald J. Mittelstaedt
                                         ---------------------------------------
                                         Ronald J. Mittelstaedt
                                         Chairman, President and Chief Executive
                                         Officer

Date: March 19, 2003

                                POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ronald J. Mittelstaedt and Steven F. Bouck, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities to sign any amendments to this Annual Report on Form 10-K, and to file the same with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                  Title                      Date
---------                                  -----                      ----

/s/  Ronald J. Mittelstaedt      Chairman, President and Chief    March 19, 2003
------------------------------   Executive Officer (principal
     Ronald J. Mittelstaedt      executive officer)

/s/  Steven F. Bouck             Executive Vice President and     March 19, 2003
------------------------------   Chief Financial Officer
     Steven F. Bouck             (principal financial officer)

/s/  Michael R. Foos             Chief Accounting Officer and     March 19, 2003
------------------------------   Vice President - Finance
     Michael R. Foos             (principal accounting officer)

/s/  Eugene V. Dupreau           Director and Regional Vice       March 19, 2003
------------------------------   President - Western Region
     Eugene V. Dupreau

/s/  Michael W. Harlan           Director                         March 19, 2003
------------------------------
     Michael W. Harlan

/s/  William J. Razzouk          Director                         March 19, 2003
------------------------------
     William J. Razzouk

/s/  Robert H. Davis             Director                         March 19, 2003
------------------------------
     Robert H. Davis

                                 CERTIFICATIONS

I, Ronald J. Mittelstaedt, certify that:

1.   I have reviewed this annual report on Form 10-K of Waste Connections, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003
                                             /s/  Ronald J. Mittelstaedt
                                             ---------------------------------
                                             Ronald J. Mittelstaedt
                                             Chairman, President and
                                             Chief Executive Officer

I, Steven F. Bouck, certify that:

1.   I have reviewed this annual report on Form 10-K of Waste Connections, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003

                                             /s/  Steven F. Bouck
                                             -----------------------------------
                                             Steven F. Bouck
                                             Executive Vice President
                                             and Chief  Financial Officer

WASTE CONNECTIONS, INC.

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS Years Ended December 31, 2000, 2001 and 2002
(in thousands)

                                                           Additions
                                                   --------------------------   Deductions
                                     Balance at     Charged to    Charged      (Write-offs,    Balance
                                      Beginning     Costs and     to Other        Net of        at End
Description                           of Period     Expenses      Accounts    Collections)    of Period
-----------                           ---------     --------      --------    ------------    ---------
Deducted from asset accounts:
  Allowance for doubtful accounts:
    Year ended December 31, 2000      $   1,460      $  1,264      $    -        $   (825)      $  1,899
    Year ended December 31, 2001          1,899         1,922           -          (1,654)         2,167
    Year ended December 31, 2002          2,167         2,809           -          (2,467)         2,509

EXHIBIT INDEX

Exhibit Number      Description of Exhibits
--------------      -----------------------
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

    4.1*            Form of Common Stock Certificate

    4.2++# Form of Note for Waste Connections, Inc.'s 5.5% Convertible Subordinated Notes due April 15, 2006

    4.3++#(+)       Indenture between Waste Connections, Inc., as Issuer, and
                    State Street Bank and Trust Company, as Trustee, dated as of
                    April 4, 2001

    4.4++#(+)       Purchase Agreement between Waste Connections, Inc. and
                    Merrill Lynch, Pierce, Fenner & Smith Incorporated dated
                    March 30, 2001

    4.5++#(+)       Registration Rights Agreement between Waste Connections,
                    Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated dated as of April 4, 2001 Form of Note for Waste
                    Connections, Inc.'s Floating Rate Convertible Subordinated
                    Notes Due 2022 4.6++## Indenture between Waste Connections,
                    Inc., as Issuer, and State Street Bank and Trust Company of
                    4.7++##(+) California, N.A., as Trustee, dated as of April
                    30, 2002 Purchase Agreement between Waste Connections, Inc.
                    and Deutsche Bank Securities Inc. dated April 4.8++##(+) 26,
                    2002 Registration Rights Agreement between Waste
                    Connections, Inc. and Deutsche Bank Securities Inc.
                    4.9++##(+) dated as of April 30, 2002

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

    10.8*** Form of Third Amended and Restated Investors' Rights Agreement dated as of December 31, 1998

    10.9*# First Amended and Restated Employment Agreement between Waste Connections and Ronald J. Mittelstaedt, dated as of June 1, 2000

    10.10*## Second Amended Employment Agreement between Waste Connections and Darrell Chambliss, dated as of June 1, 2000

    10.11*## Second Amended Employment Agreement between Waste Connections and Michael Foos, dated as of June 1, 2000

    10.12*## Second Amended Employment Agreement between Waste Connections and Eric Moser, dated as of June 1, 2000

    10.13* Employment Agreement between Waste Connections and Steven Bouck, dated as of February 1, 1998

Exhibit Number      Description of Exhibits
--------------      -----------------------

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

Exhibit Number      Description of Exhibits
--------------      -----------------------

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

    10.45**##(+)    Asset Purchase Agreement dated April 17, 2000, among BFI
                    Waste Systems of North America, Inc., Allied Waste
                    Industries, Inc. and Finney County Landfill, Inc.

Exhibit Number      Description of Exhibits
--------------      -----------------------

    10.46***#       Employment Agreement between Waste Connections, Inc. and
                    Kenneth O. Rose

    10.47***#       Employment Agreement between Waste Connections, Inc. and
                    Robert D. Evans

    10.48***+       Waste Connections, Inc. 2002 Senior Management Equity
                    Incentive Plan

    10.49***+       Waste Connections, Inc. 2002 Stock Option Plan

    10.50***++      Waste Connections, Inc. 2002 Restricted Stock Plan

    10.51***+++     Waste Connections, Inc. Consultant Incentive Plan

    12.1 Statement regarding computation of ratio of earnings to fixed charges

    21.1            Subsidiaries of Waste Connections

    23.1            Consent of Ernst & Young LLP, Independent Auditors

    24 Power of Attorney. Reference is made to the signature page of this Form 10-K.

    99.1            Certificate of Chief Executive Officer and Chief Financial
                    Officer

    99.2 Proxy Statement for Waste Connections' 2003 Annual Stockholders Meeting scheduled to be held May 23, 2003. (To be filed with the Commission prior to 120 days after December 31, 2002, and incorporated by reference herein to the extent indicated in Part III to this Form 10-K.)

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

    ++## Incorporated by reference to the exhibit filed with Waste Connections' Form S-3 filed on July 29, 2002.

    ***# Incorporated by reference to the exhibit filed with Waste Connections' Form 10-Q filed on August 13, 2002.

    ***+ Incorporated by reference to the exhibit filed with Waste Connections' Form S-8 filed on February 21, 2002.

    ***++ Incorporated by reference to the exhibit filed with Waste Connections' Form S-8 filed on June 19, 2002.

    ***+++ Incorporated by reference to the exhibit filed with Waste Connections' Form S-8 filed on January 8, 2003.

    (+) Filed without exhibits and schedules (to be provided supplementally on request of the Commission).