Form 10-Q
period 2003-03-31
WASTE CONNECTIONS INC/DE
filed 2003-05-13
CIK 1057058

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


FOR THE QUARTER ENDED MARCH 31, 2003                 COMMISSION FILE NO. 0-23981







                             WASTE CONNECTIONS, INC.
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
         (State or other jurisdiction of incorporation or organization)

                                   94-3283464
                      (I.R.S. Employer Identification No.)


                35 IRON POINT CIRCLE, SUITE 200, FOLSOM, CA 95630
                    (Address of principal executive offices)

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

      As of April 30, 2003:             28,233,805 Shares of Common Stock







================================================================================

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

      Condensed Consolidated Balance Sheets - December 31, 2002 and
            March 31, 2003

      Condensed Consolidated Statements of Income for the three months ended
            March 31, 2002 and 2003

      Condensed Consolidated Statements of Cash Flows for the three months ended
            March 31, 2002 and 2003

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

Item 6 - Exhibits and Reports on Form 8-K



Signatures

Certifications

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                             Waste Connections, Inc.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
               (in thousands, except share and per share amounts)

                                                                          December 31,            March 31,
                                                                              2002                  2003
                                                                          -----------           -----------
Current assets:
      Cash and equivalents                                                $     4,067           $     4,805
      Accounts receivable, less allowance for doubtful
            accounts of $2,509 and $2,382 at December 31, 2002
            and March 31, 2003, respectively                                   63,488                60,857
      Prepaid expenses and other current assets                                 8,652                 8,684
                                                                          -----------           -----------
            Total current assets                                               76,207                74,346

Property and equipment, net                                                   578,040               570,951
Goodwill, net                                                                 548,975               548,956
Intangible assets, net                                                         33,498                33,162
Other assets, net                                                              25,162                25,788
                                                                          -----------           -----------
                                                                          $ 1,261,882           $ 1,253,203
                                                                          ===========           ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                    $    30,688           $    26,851
      Accrued liabilities                                                      45,905                45,552
      Deferred revenue                                                         19,016                20,213
      Current portion of long-term debt and notes payable                       3,646                 5,386
                                                                          -----------           -----------
            Total current liabilities                                          99,255                98,002

Long-term debt and notes payable                                              578,481               557,898
Other long-term liabilities                                                    14,813                 5,867
Deferred income taxes                                                          94,543                98,775
                                                                          -----------           -----------
           Total liabilities                                                  787,092               760,542

Commitments and contingencies
Minority interests                                                             23,078                23,204

Stockholders' equity:
Preferred stock: $0.01 par value; 7,500,000 shares authorized;
      none issued and outstanding                                                --                    --
Common stock: $0.01 par value; 50,000,000 shares authorized;
      28,046,535 and 28,152,853 shares issued and outstanding at
      December 31, 2002 and March 31, 2003, respectively                          280                   282
Additional paid-in capital                                                    332,705               334,711
Deferred stock compensation                                                      (775)                 (642)
Retained earnings                                                             123,498               138,193
Unrealized loss on market value of interest rate swaps                         (3,996)               (3,087)
                                                                          -----------           -----------
      Total stockholders' equity                                              451,712               469,457
                                                                          -----------           -----------
                                                                          $ 1,261,882           $ 1,253,203
                                                                          ===========           ===========

                             See accompanying notes

                             Waste Connections, Inc.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
               (in thousands, except share and per share amounts)

                                                                        Three months ended
                                                                             March 31,
                                                                -----------------------------------
                                                                    2002                   2003
                                                                ------------           ------------
Revenues                                                        $    105,742           $    128,454
Operating expenses:
     Cost of operations                                               59,315                 71,821
     Selling, general and administrative                               9,390                 12,881
     Depreciation and amortization                                     8,028                 10,580
                                                                ------------           ------------
Income from operations                                                29,009                 33,172

Interest expense                                                      (7,369)                (8,050)
Other income (expense), net                                             (400)                    38
                                                                ------------           ------------
Income before income tax provision and minority
   interests                                                          21,240                 25,160

Minority interests                                                    (1,766)                (2,282)
                                                                ------------           ------------
Income before income tax provision                                    19,474                 22,878

Income tax provision                                                  (7,303)                (8,465)
                                                                ------------           ------------
Income before cumulative effect of change in
   accounting principle                                               12,171                 14,413

Cumulative effect of change in accounting
   principle, net of tax expense of $166 (Note 2)                       --                      282
                                                                ------------           ------------

Net income                                                      $     12,171           $     14,695
                                                                ============           ============
Basic earnings per common share:
   Income before cumulative effect of change in
       accounting principle                                     $       0.44           $       0.51
   Cumulative effect of change in accounting principle                  --                      .01
                                                                ------------           ------------
   Net income per common share                                  $       0.44           $       0.52
                                                                ============           ============

Diluted earnings per common share:
   Income before cumulative effect of change in
       accounting principle                                     $       0.43           $       0.49
   Cumulative effect of change in accounting principle                  --                      .01
                                                                ------------           ------------
   Net income per common share                                  $       0.43           $       0.50
                                                                ============           ============

Shares used in the per share calculations:
   Basic                                                          27,469,415             28,080,260
                                                                ============           ============
   Diluted                                                        31,920,243             32,656,498
                                                                ============           ============

                             See accompanying notes.

                             Waste Connections, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)


                                                                                      Three months ended
                                                                                           March 31,
                                                                                  ---------------------------
                                                                                    2002               2003
                                                                                  --------           --------
Cash flows from operating activities:
Net income                                                                        $ 12,171           $ 14,695
Adjustments to reconcile net income to
   net cash provided by operating activities:
     Loss (gain) on disposal of assets                                                 132                (67)
     Depreciation                                                                    7,745             10,235
     Amortization of intangibles                                                       283                345
     Deferred income taxes                                                            --                4,232
     Minority interests                                                              1,766              2,282
     Cumulative effect of change in accounting principle                              --                 (448)
     Amortization of debt issuance costs                                               487                591
     Stock-based compensation                                                           17                 55
     Interest income on restricted cash                                                 (5)               (24)
     Net change in operating assets and liabilities, net of acquisitions             7,707              4,274
                                                                                  --------           --------
Net cash provided by operating activities                                           30,303             36,170
                                                                                  --------           --------

Cash flows from investing activities:
     Proceeds from disposal of assets                                                1,367                 89
     Payments for acquisitions, net of cash acquired                               (32,628)            (3,573)
     Capital expenditures for property and equipment                                (9,007)           (11,841)
     Decrease in other assets                                                         (881)            (1,186)
                                                                                  --------           --------
Net cash used in investing activities                                              (41,149)           (16,511)
                                                                                  --------           --------

Cash flows from financing activities:
     Proceeds from long-term debt                                                   72,000             11,500
     Principal payments on notes payable and long-term debt                        (65,090)           (30,344)
     Distributions to minority interest holders                                     (1,225)            (2,156)
     Proceeds from option and warrant exercises                                      2,055              2,086
     Debt issuance costs                                                               (64)                (7)
                                                                                  --------           --------
Net cash provided by (used in) financing activities                                  7,676            (18,921)
                                                                                  --------           --------

Net increase (decrease) in cash and equivalents                                     (3,170)               738
Cash and equivalents at beginning of period                                          7,279              4,067
                                                                                  --------           --------
Cash and equivalents at end of period                                             $  4,109           $  4,805
                                                                                  ========           ========

                             See accompanying notes.

                             WASTE CONNECTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
       (Dollars in thousands, except share, per share and per ton amounts)


1. BASIS OF PRESENTATION AND SUMMARY

The accompanying financial statements relate to Waste Connections, Inc. and its subsidiaries (the "Company") as of March 31, 2003 and for the three month periods ended March 31, 2002 and 2003. The consolidated financial statements of the Company include the accounts of Waste Connections, Inc. and its wholly-owned and majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The Company's consolidated balance sheet as of March 31, 2003, the consolidated statements of income for the three months ended March 31, 2002 and 2003, and the consolidated statements of cash flows for the three months ended March 31, 2002 and 2003 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented. The consolidated financial statements presented herein should be read in conjunction with the Company's annual report on Form 10-K for the year 2002.

2. ADOPTION OF NEW ACCOUNTING STANDARDS

SFAS No. 143

On January 1, 2003, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"), which provides standards for accounting for obligations associated with the retirement of long-lived assets. The adoption of SFAS No. 143 impacted the calculation and accounting for landfill retirement obligations, which the Company has historically referred to as closure and post-closure obligations, as follows:

     (1) Landfill closure and post-closure liabilities are calculated by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure using an inflation rate of 3% and discounting the inflated total to its present value using an 8.5% discount rate. The 8.5% discount rate is higher than the 7.5% discount rate used prior to the adoption of SFAS No. 143 because SFAS No. 143 requires the use of a credit-adjusted risk-free rate. The resulting closure and post-closure obligation is recorded on the balance sheet as the landfill's total airspace is consumed. Discounting the obligation with a higher discount rate and recording the liability as airspace is consumed resulted in a decrease to the closure and post-closure liabilities recorded by the Company before it adopted SFAS No. 143.
     (2) Final capping costs are included in the calculation of closure and post-closure liabilities. Final capping costs are estimated using current dollars, inflated to the expected date of the final capping expenditures, discounted to a net present value and recorded on the balance sheet as a component of closure and post-closure liabilities as landfill airspace is consumed.
     (3) Interest accretion was reduced as a result of the decrease in the recorded closure and post-closure liabilities and has been reclassified from interest expense to cost of operations, thus causing a reduction in income from operations and an increase in net income. However, there has been no change in operating cash flow.
     (4) Depletion expense resulting from the closure and post-closure obligations recorded as a component of landfill site costs will generally be less during the early portion of a landfill's operating life and increase thereafter.

In accordance with SFAS No. 143, the closure and post-closure liability recorded to site costs is charged to depletion expense on a units-of-consumption basis as landfill airspace is consumed. The impact of changes determined to be changes in estimates, based on an annual update, is accounted for on a prospective basis. These policies are unchanged from the accounting policies the Company followed for closure and post-closure obligations before it adopted SFAS No. 143.

Adopting SFAS No. 143 required a cumulative adjustment to reflect the change in accounting for landfill obligations retroactively to the date of the inception of the landfill. Inception of the asset retirement obligation is the date operations commenced for landfills acquired in transactions accounted for as poolings-of-interests or the date the asset was acquired in a transaction accounted for as a purchase. Upon adopting SFAS No. 143 on January 1, 2003, the Company recorded a cumulative effect of the change in accounting principle of $448 ($282, net of tax), a decrease in its closure and post-closure liability of $9,142 and a decrease in net landfill assets of $8,667.

The following is a reconciliation of the Company's closure and post-closure liability balance from December 31, 2002 to March 31, 2003:

     Closure and post-closure liability at December 31, 2002         $ 13,749
     Decrease in closure and post-closure liability from
          adopting SFAS No. 143                                        (9,142)
     Liabilities incurred                                                 101
     Accretion expense                                                    107
                                                                     --------
     Closure and post-closure liability at March 31, 2003            $  4,815
                                                                     ========

Pro forma financial information to reflect the reported results of operations for the three months ended March 31, 2002, as if SFAS No. 143 were adopted on January 1, 2002 is as follows:

     Net income as reported                                          $ 12,171
     Pro forma impact of applying SFAS No. 143, net of tax                 37
                                                                     --------
     Pro forma net income                                            $ 12,208
                                                                     ========

     Basic earnings per share as reported                            $   0.44
     Pro forma impact of applying SFAS No. 143, net of tax               --
                                                                     --------
     Pro forma basic earnings per share                              $   0.44
                                                                     ========

     Diluted earnings per share as reported                          $   0.43
     Pro forma impact of applying SFAS No. 143, net of tax               --
                                                                     --------
     Pro forma diluted earnings per share                            $   0.43
                                                                     ========

At March 31, 2003, the Company had restricted cash of $9,050 for purposes of settling future closure and post-closure liabilities.

SFAS No. 146

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", effective for transactions occurring after December 31, 2002. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The Company's adoption of SFAS No. 146 did not have a material effect on its financial statements.

FIN 45

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). It clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The objective of the initial measurement of the liability is to determine the fair value of the guarantee at its inception. The initial recognition and initial measurement provisions of FIN 45 are effective on a prospective basis to guarantees issued or modified after December 31, 2002, and the Company will record the fair value of future material guarantees, if any. The Company did not have any material guarantees at March 31, 2003.

FIN 46

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"). FIN 46 requires that unconsolidated variable interest entities be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity's expected losses or residual benefits. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to existing variable interest entities beginning after June 15, 2003. The Company does not expect the adoption of FIN 46 to have a material impact on its financial statements because, as of March 31, 2003, the Company does not have any subsidiaries classified as variable interest entities.

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

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended March 31, 2002 and 2003: risk-free interest rate of 4.46% and 2.42%, respectively; dividend yield of zero; volatility factor of the expected market price of the Company's common stock of 40%; and a weighted-average expected life of the option of four years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The following table summarizes the Company's pro forma net income and pro forma basic net income per share for the three months ended March 31, 2002 and 2003:

                                                                             Three Months Ended
                                                                                  March 31,
                                                                       -------------------------------
                                                                          2002                 2003
                                                                       ----------           ----------
     Net income, as reported                                           $   12,171           $   14,695
     Add: stock-based employee compensation expense
          included in reported net income, net of related tax
          effects                                                              11                   35
     Deduct: total stock-based employee compensation
          expense determined under fair value method for
          all awards, net of related tax effects                           (1,388)              (1,614)
                                                                       ----------           ----------
     Pro forma net income                                              $   10,794           $   13,116
                                                                       ==========           ==========

     Earnings per share:
          Basic - as reported                                          $     0.44           $     0.52
          Basic - pro forma                                                  0.39                 0.47

          Diluted - as reported                                              0.43                 0.50
          Diluted - pro forma                                                0.39                 0.45

3. LANDFILL ACCOUNTING

The Company owned and operated 20 landfills and operated, but did not own, ten landfills at March 31, 2003. Of the ten landfills that the Company operated, but did not own, at March 31, 2003, three landfills were operated under life-of-site contracts and seven landfills were operated under contracts with finite terms. The Company also owns one Subtitle D landfill site that is permitted for operation, but not constructed as of March 31, 2003. The Company's landfills have site costs with a net book value of $371,219 at March 31, 2003. With the exception of one owned landfill that only accepts construction and demolition waste, all landfills that the Company owns or operates are Subtitle D landfills. For the Company's seven landfill operating contracts with finite terms, the owner of the property, generally a municipality, usually owns the permit and the Company operates the landfill for a contracted term. The property owner is generally responsible for closure and post-closure obligations under the Company's seven operating contracts with finite terms. The Company is responsible for all closure and post-closure liabilities for the three operating landfills that it operates, but does not own, under life-of-site operating agreements.

Based on remaining permitted capacity as of March 31, 2003, and projected annual disposal volumes, the average remaining landfill life for the Company's 20 owned and operated landfills and three landfills operated, but not owned, under life-of-site operating contracts, is approximately 53 years. The seven landfills that the Company operates under contracts with finite terms have remaining terms of one to twelve years.

Many of the Company's existing landfills have the potential for expanded disposal capacity beyond the amount currently permitted. The Company's internal and third-party engineers perform surveys at least annually to estimate the disposal capacity at its landfills. The Company's landfill depletion rates are based on the remaining disposal capacity, considering both permitted and deemed permitted airspace, at its 20 owned and operated landfills and three landfills operated, but not owned, under life-of-site operating contracts. Deemed permitted airspace consists of additional disposal capacity being pursued through means of an expansion. Deemed permitted airspace that meets certain internal criteria is included in the estimate of total landfill airspace. The Company's internal criteria to determine when deemed permitted airspace may be included as disposal capacity are as follows:

     (1) The land where the expansion is being sought is contiguous to the current disposal site, and is either owned by the Company or the Company has a purchase option;
     (2) Total development costs and closure/post-closure costs have been determined;

     (3) Internal personnel have performed a financial analysis of the proposed expansion site and have determined that it has a positive financial and operational impact;
     (4) Internal or external personnel are actively working to obtain the necessary approvals to obtain the landfill expansion permit;
     (5) Obtaining the expansion is considered probable. For a pursued expansion to be considered probable, there must be no significant known technical, legal, community, business, or political restrictions or similar issues existing that are likely to impair the success of the expansion; and
     (6) The land where the expansion is being sought has or can readily obtain the proper zoning.

The Company is currently seeking to expand permitted capacity at five of its owned landfills and two landfills that it operates, but does not own, under life-of-site operating contracts, and considers the achievement of these expansions to be probable. Although the Company cannot be certain that all future expansions will be permitted as designed, the average remaining life, when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume, of the Company's 20 owned and operated landfills and three landfills operated, but not owned, under life-of-site operating agreements is 61 years, with lives ranging from 6 to 313 years.

The Company uses the units-of-production method to calculate the amortization rate at the landfills it owns and the landfills it operates, but does not own, under life-of-site operating contracts. This methodology divides the costs associated with acquiring, permitting and developing the entire landfill by the total remaining disposal capacity of that landfill. The resulting per unit amortization rate is applied to each ton of waste disposed at the landfill and is recorded as expense for that period. During the three months ended March 31, 2002 and 2003, the Company expensed approximately $2,274 and $2,882, respectively, or an average of $2.00 and $2.30 per ton consumed, respectively, related to landfill depletion and $136 and $107, respectively, or an average of $0.12 and $0.09 per ton consumed, respectively, related to closure and post-closure amortization.

Landfill development costs include the costs of acquisition, construction associated with excavation, liners, site berms, groundwater monitoring wells and leachate collection systems. Estimated total future development costs of the Company's 20 owned and operated landfills and three landfills operated, but not owned, under life-of-site operating contracts was $338,375 at March 31, 2003.

At March 31, 2003, the Company had 289.7 million tons of permitted remaining airspace capacity and 42.5 million tons of deemed probable expansion airspace capacity at its 20 owned and operated landfills and three landfills operated, but not owned, under life-of-site operating contracts.

The disposal tonnage that the Company received in the three months ended March 31, 2002 and 2003 at all of its landfills is shown below (tons in thousands):

                                           March 31, 2002                March 31, 2003
                                        --------------------          --------------------
                                      Number of        Total        Number of        Total
                                        Sites          Tons           Sites          Tons
                                        -----          -----          -----          -----
     Owned and operated
        landfills                          18          1,073             20          1,143
     Operated landfills                     8            213              7            223
     Operated landfills under
        life-of-site contracts              2             66              3            108
                                        -----          -----          -----          -----
                                           28          1,352             30          1,474
                                        =====          =====          =====          =====

4. ACQUISITIONS

The Company did not acquire any businesses during the three months ended March 31, 2003.

The purchase prices of businesses acquired prior to January 1, 2003 have been allocated to the identified intangible assets and tangible assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition, with any residual amounts allocated to goodwill. The purchase price allocations are considered preliminary until the Company is no longer waiting for information that it has arranged to obtain and that is known to be available or obtainable. Although the time required to obtain the necessary information will vary with circumstances specific to an individual acquisition, the "allocation period" for finalizing purchase price allocations generally does not exceed one year from the consummation of a business combination.

As of March 31, 2003, the Company had eleven acquisitions for which purchase price allocations were preliminary, mainly as a result of tax-related settlements. The Company believes the potential changes to its preliminary purchase price allocations will not have a material impact on its financial condition, results of operations or cash flows.

5. INTANGIBLE ASSETS


Intangible assets, exclusive of goodwill, consist of the following as of March 31, 2003:

                                                    Gross Carrying      Accumulated        Net Carrying
                                                        Amount          Amortization          Amount
                                                       --------           --------           --------
     Amortizable intangible assets:
       Long-term franchise agreements
          and contracts                                $ 14,562           $ (1,212)          $ 13,350
       Non-competition agreements                         3,622             (2,126)             1,496
       Other, net                                         2,400               (794)             1,606
                                                       --------           --------           --------
                                                         20,584             (4,132)            16,452
     Nonamortized intangible assets:
       Indefinite-lived intangible assets                16,710               --               16,710
                                                       --------           --------           --------
     Intangible assets, exclusive of goodwill          $ 37,294           $ (4,132)          $ 33,162
                                                       ========           ========           ========

Estimated future amortization expense for the next five years of amortizable intangible assets is as follows:

For the year ended December 31, 2003                              $ 1,287
For the year ended December 31, 2004                                1,151
For the year ended December 31, 2005                                1,018
For the year ended December 31, 2006                                  862
For the year ended December 31, 2007                                  671

6. EARNINGS PER SHARE CALCULATION

The following table sets forth the numerator and denominator used in the computation of earnings per common share:

                                                                                   Three months ended
                                                                                        March 31,
                                                                            --------------------------------
                                                                                2002                 2003
                                                                                ----                 ----
     Numerator:
        Net income for basic earnings per share                             $    12,171          $    14,695
        Interest expense on convertible subordinated notes due
          2006, net of tax effects                                                1,459                1,476
                                                                            --------------------------------
        Net income for diluted earnings per share                           $    13,630          $    16,171
                                                                            ================================
     Denominator:
        Basic shares outstanding                                             27,469,415           28,080,260
        Dilutive effect of convertible subordinated notes due 2006            3,944,775            3,944,775
        Dilutive effect of options and warrants                                 506,053              625,780
        Dilutive effect of restricted stock                                        --                  5,683
                                                                            --------------------------------
        Diluted shares outstanding                                           31,920,243           32,656,498
                                                                            ================================

7. COMPREHENSIVE INCOME

Comprehensive income includes changes in the fair value of interest rate swaps that qualify for hedge accounting. The difference between net income and comprehensive income for the three months ended March 31, 2002 and 2003 is as follows:

                                                                    Three months ended
                                                                          March 31,
                                                                  ------------------------
                                                                   2002             2003
                                                                   ----             ----
     Net income                                                   $12,171          $14,695
     Unrealized gain on interest rate swaps, net of tax
          expense of  $836 and $585 for the three months
          ended March 31, 2002 and 2003, respectively                 980              908
                                                                  -------          -------
     Comprehensive income                                         $13,151          $15,603
                                                                  =======          =======

The components of other comprehensive income and related tax effects for the three months ended March 31, 2002 and 2003 are as follows:

                                                              Three months ended March 31, 2002
                                                              ---------------------------------
                                                            Gross        Tax effect      Net of tax
                                                            -----        ----------      ----------
     Amounts reclassified into earnings                    $1,522          $  571          $  951
     Changes in fair value of interest rate swaps             294             265              29
                                                           --------------------------------------
                                                           $1,816          $  836          $  980
                                                           ======================================

                                                              Three months ended March 31, 2002
                                                              ---------------------------------
                                                            Gross        Tax effect      Net of tax
                                                            -----        ----------      ----------
     Amounts reclassified into earnings                    $1,718          $  636          $1,082
     Changes in fair value of interest rate swaps            (225)            (51)           (174)
                                                           --------------------------------------
                                                           $1,493          $  585          $  908
                                                           ======================================

The estimated net amount of the existing losses as of March 31, 2003 (based on the interest rate yield curve at that date) included in accumulated other comprehensive income expected to be reclassified into pre-tax earnings as payments are made under the terms of the interest rate swap agreements through their December 2003 expiration dates is approximately $3,100. The timing of actual amounts reclassified into earnings is dependent on future movements in interest rates.

8. LEGAL PROCEEDINGS

In January 2002, the Oklahoma Department of Environmental Quality Land Protection Division (the "Department") issued an order to Waste Connections requiring the Company to cease accepting more than 200 tons per day of out-of-state waste at its Red Carpet Landfill in Oklahoma due to its alleged failure to obtain the Department's prior approval of an out-of-state disposal plan for that waste. At that time, the Department assessed the Company a fine of $220 for past violations related to accepting more than 200 tons per day of out-of-state waste prior to obtaining the Department's approval of a disposal plan. While seeking the Department's approval of a disposal plan, the Company continued to accept more than 200 tons a day of out-of-state waste because it believed, based on the advice of its legal counsel, that the Department did not have the legal right to require the Company to obtain its approval of a disposal plan prior to accepting more than 200 tons per day of out-of-state waste. In June 2002, the Department issued an amended order approving the Company's disposal plan subject to conditions and increasing the fine assessed against the Company to $2,160 because the Company continued to accept more than 200 tons per day of out-of-state waste prior to obtaining the Department's approval of its plan. The Company objected to some of the conditions imposed in the order and initiated litigation against the Department challenging this order. In April 2003, the Company entered into a consent order with the Department to settle all issues by mutual consent without the necessity of additional formal administrative or judicial proceedings. In connection with the consent order, the Company implemented the disposal plan and the Company agreed to pay
$160.

Additionally, the Company is party to various legal proceedings in the ordinary course of business and as a result of the extensive governmental regulation of the solid waste industry. The Company's management does not believe that these proceedings, either individually or in the aggregate, are likely to have a material adverse effect on its business, financial condition, operating results or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included elsewhere herein.

FORWARD LOOKING STATEMENTS

Certain information contained in this Quarterly Report on Form 10-Q, including, without limitation, information appearing under Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," is forward-looking in nature. These statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should" or "anticipates" or the negative thereof or comparable terminology, or by discussions of strategy. Our business and operations are subject to a variety of risks and uncertainties and, consequently, actual results may materially differ from those projected by any forward-looking statements in this Quarterly Report on Form 10-Q. Factors that could cause actual results to differ from those projected include, but are not limited to: (1) competition or unfavorable industry or economic conditions could lead to a decrease in demand for our services and to a decline in prices we realize for our services, (2) we depend in part on acquisitions for growth, we may be required to pay higher prices for acquisitions and we may experience difficulty in integrating and deriving synergies from acquisitions, or finding acquisition targets suitable to our growth strategy, (3) we may not always have access to the additional capital that we require to execute our growth strategy or our cost of capital may increase, (4) governmental regulations may require increased capital expenditures or otherwise affect our business, (5) businesses that we acquire may have undiscovered liabilities, (6) large, long-term collection contracts on which we depend may not be replaced when they expire or are terminated, and (7) we are highly dependent on the services of our senior management, who would be difficult or impossible to replace. These risks and uncertainties, as well as others, are discussed in greater detail in our other filings with the Securities and Exchange Commission. We make no commitment to revise or update any forward-looking statements to reflect events or circumstances after the date any such statement is made.

OVERVIEW

Waste Connections, Inc. is an integrated solid waste services company that provides solid waste collection, transfer, disposal and recycling services in mostly secondary markets in the Western, Midwestern and Southeastern U.S. As of March 31, 2003, we served more than one million commercial, industrial and residential customers in Alabama, California, Colorado, Georgia, Illinois, Iowa, Kansas, Kentucky, New Mexico, Minnesota, Mississippi, Montana, Nebraska, Ohio, Oklahoma, Oregon, South Dakota, Tennessee, Texas, Utah, Washington, and Wyoming. As of that date, we owned 90 collection operations and operated or owned 29 transfer stations, 29 Subtitle D landfills, one construction and demolition landfill and 18 recycling facilities. We also own one Subtitle D landfill site that is permitted for operation, but not constructed as of March 31, 2003.

We generally intend to pursue an acquisition-based growth strategy and as of March 31, 2003 have acquired 151 businesses since our inception in September 1997. We anticipate that a substantial part of our future growth will come from acquiring additional solid waste collection, transfer and disposal businesses and, therefore, we expect additional acquisitions could continue to affect period-to-period comparisons of our operating results.

Critical Accounting Policies

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Self-insurance liabilities. During the third quarter of 2002, we increased our scope of self-insurance, becoming primarily self-insured for automobile liability, general liability and workers' compensation claims. Previously, we were primarily self-insured only for automobile collision and employee group health claims. Our self-insurance accruals are based on claims filed and estimates of claims incurred but not reported and are developed by our management and by our third-party claims administrator. The self-insurance accruals are influenced by our past claims experience factors, which have a limited history, and by published industry development factors. If we experience insurance claims or costs above or below our historically evaluated levels, our estimates could be materially affected. The frequency and amount of claims or incidents could vary significantly over a period of time, which could materially affect our self-insurance liabilities. Additionally, the actual costs to settle the self-insurance liabilities could materially differ from the original estimates.

Accounting for landfills. Our adoption of SFAS No. 143 on January 1, 2003 resulted in a significant change to our accounting policies for landfill closure and post-closure obligations. See discussion below under "New Accounting Pronouncements" for additional information and an analysis of the impact of the adoption of SFAS No. 143 on our balance sheet and results of operations for the three months ended March 31, 2003.

We recognize landfill depletion expense as airspace of the landfill is consumed. Our landfill depletion rates are based on the remaining disposal capacity at our landfills, considering both permitted and deemed permitted airspace. Landfill closure and post-closure liabilities are calculated by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure and discounting the inflated total to its present value using a credit-adjusted risk-free rate. The resulting closure and post-closure obligation is recorded on the balance sheet as the landfill's total airspace is consumed. The accounting methods discussed below require us to make certain estimates and assumptions. Changes to these estimates and assumptions could have a material effect on our financial position and results of operations. Any changes to our estimates are applied prospectively.

      Landfill development costs. Landfill development costs include the costs of acquisition, construction associated with excavation, liners, site berms, groundwater monitoring wells and leachate collection systems and necessary infrastructure. We estimate the total costs associated with developing each landfill site to its final capacity. Total landfill costs include the development costs associated with "deemed" permitted airspace. Deemed permitted airspace is addressed below. Landfill development costs depend upon future events and thus actual costs could vary significantly from our estimates. Material differences between estimated and actual development costs may affect our cash flows by increasing our capital expenditures and thus affect our results of operations by increasing our landfill depletion expense.

      Closure and post-closure obligations. We reserve for estimated closure and post-closure maintenance obligations at the landfills we own and certain landfills that we operate, but do not own, under life-of-site contracts. We could have additional material financial obligations relating to closure and post-closure costs of the other disposal facilities that we currently own or operate and that we may own or operate in the future. We calculate landfill closure and post-closure liabilities by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure using an inflation rate of 3% and discounting the inflated total to its present value using an 8.5% discount rate. The resulting closure and post-closure obligation is recorded on the balance sheet as the landfill's total airspace is consumed. Significant reductions in our estimates of the remaining lives of our landfills, significant increases in our estimates of the landfill closure and post-closure maintenance costs, or significant changes to the discount rate and inflation rate used in calculating the present value of our closure and post-closure obligations could have a material adverse effect on our financial condition and results of operations.

      Disposal capacity. Our internal and third-party engineers perform surveys at least annually to estimate the disposal capacity at our landfills. Our landfill depletion rates are based on the remaining disposal capacity, considering both permitted and deemed permitted airspace, at our landfills that we own and at our landfills that we operate, but do not own, under life-of-site operating contracts. Deemed permitted airspace consists of additional disposal capacity being pursued through means of an expansion. Deemed permitted airspace that meets certain internal criteria is included in our estimate of total landfill airspace. Our internal criteria to determine when deemed permitted airspace may be included as disposal capacity are as follows:

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

      (5) Obtaining the expansion is considered probable. For a pursued expansion to be considered probable, there must be no significant known technical, legal, community, business, or political restrictions or similar issues existing that are likely to impair the success of the expansion; and
      (6) The land where the expansion is being sought has or can readily obtain the proper zoning.

      We may be unsuccessful in obtaining permits for disposal capacity that has been deemed permitted. If we are unsuccessful in obtaining such permits, we will charge the previously capitalized development costs to expense. This will adversely affect our operating results and cash flows and could result in greater landfill depletion expense being recognized on a prospective basis.

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

Impairment of intangible assets. We periodically evaluate acquired businesses for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on regulatory factors, market conditions, anticipated cash flows and operational performance of our acquired businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill or other intangibles associated with our acquired businesses are impaired. Any resulting impairment loss could reduce our net worth and have a material adverse effect on our financial condition and results of operations. Additionally, our credit agreement contains a covenant requiring us to maintain a minimum funded debt to capitalization ratio, and net worth is one of the components of capitalization. A reduction in net worth, therefore, if substantial, could limit the amount that we can borrow under our credit agreement and any failure to comply with the agreement could result in default under the credit agreement. As of March 31, 2003, goodwill and intangible assets represented 46.5% of our total assets.

Allocation of acquisition purchase price. We allocate acquisition purchase prices to identified intangible assets and tangible assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition, with any residual amounts allocated to goodwill.

We consider the total remaining permitted and deemed permitted airspace of an acquired landfill to be a tangible asset. Therefore, for acquired landfills, we initially allocate the purchase price to identified intangible and tangible assets acquired, excluding landfill airspace, and liabilities assumed based on their estimated fair values at the date of acquisition. We allocate any residual amount to landfill airspace.

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

We accrue the payment of contingent purchase price if we deem it probable that the events triggering payment of the contingent amount will occur. We allocate contingent purchase price related to landfills to landfill site costs and contingent purchase price for acquisitions other than landfills to goodwill.

Allowance for doubtful accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers deteriorates, impairing their ability to make payments, additional allowances may be required. In addition, if certain customer and billing information is not properly integrated from acquisitions that we close, additional allowances may be required.

GENERAL

Our revenues consist mainly of fees we charge customers for solid waste collection, transfer, disposal and recycling services. A large part of our collection revenues comes from providing commercial, industrial and residential services. We frequently perform these services under service agreements or franchise agreements with counties or municipal contracts. Our existing franchise agreements and all of our existing municipal contracts give us the exclusive right to provide specified waste services in the specified territory during the contract term. These exclusive arrangements are awarded, at least initially, on a competitive bid basis and subsequently on a bid or negotiated basis. We also provide residential collection services on a subscription basis with individual households. Approximately 50% of our revenues for the three months ended March 31, 2003 were derived from market areas where services are provided predominantly under exclusive franchise agreements, long-term municipal contracts and governmental certificates. Governmental certificates grant us perpetual and exclusive collection rights in the covered areas. Contracts with counties and municipalities and governmental certificates provide relatively consistent cash flow during the terms of the contracts. Because we bill most residential customers quarterly, subscription agreements also provide a stable source of revenues for us. Our collection business also generates revenues from the sale of recyclable commodities, and these revenues vary significantly depending on the volume of such sales and commodity prices.

We charge transfer station and landfill customers a tipping fee on a per ton basis for disposing of their solid waste at the transfer stations and the landfill facilities we own and landfill facilities that we operate, but do not own. Many of our transfer and landfill customers have entered into one to ten year disposal contracts with us, most of which provide for annual indexed price increases.

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

Costs of operations include labor, fuel, equipment maintenance and tipping fees paid to third-party disposal facilities, worker's compensation and vehicle insurance and claims expense, the cost of materials we purchase for recycling, third-party transportation expense, district and state taxes and host community fees and royalties. In 2002, we increased our scope of self-insurance, becoming primarily self-insured for general liability, workers' compensation and automobile liability. Previously, we were primarily self-insured only for automobile collision and employee group health claims. The frequency and amount of claims or incidents for the areas in which we are primarily self-insured could vary significantly from quarter to quarter and/or year to year, resulting in increased volatility of our cost of operations. As of March 31, 2003, we owned and/or operated 29 transfer stations, which reduce our costs by allowing us to use collection personnel and equipment more efficiently and by consolidating waste to reduce transportation costs to remote sites and gain more favorable disposal rates that may be available for larger quantities of waste.

Selling, general and administrative ("SG&A") expenses include management, clerical and administrative compensation overhead costs associated with our marketing and sales force, professional services and community relations expense.

Depreciation expense includes depreciation of fixed assets over their estimated useful lives using the straight-line method. Amortization expense includes the amortization of definite-lived intangible assets, consisting primarily of long-term franchise agreements and contracts and non-competition agreements, over their estimated useful lives using the straight-line method. Goodwill and indefinite-lived intangible assets, consisting primarily of certain perpetual rights to provide solid waste collection and transportation services in specified territories, are not amortized.

We capitalize some third-party expenditures related to pending acquisitions or development projects, such as legal, engineering and interest expenses. We expense indirect acquisition costs, such as executive and corporate overhead, public relations and other corporate services, as we incur them. We charge against net income any unamortized capitalized expenditures and advances (net of any portion that we believe we may recover, through sale or otherwise) that relate to any operation that is permanently shut down and any pending acquisition or landfill development project that we believe will not be completed. We routinely evaluate all capitalized costs, and expense those related to projects that we believe are not likely to succeed. At March 31, 2003, we had no capitalized interest related to landfill development projects and $0.4 million in capitalized expenditures relating to pending acquisitions.

We continually evaluate the value and future benefits of our intangible assets, including goodwill. We assess the recoverability from future operations using cash flows and income from operations of the related acquired businesses as measures. Under this approach, the carrying value is reduced if we believe that our estimate of expected future cash flows of the related business is probably less than the carrying amount of the intangible assets. As of March 31, 2003, there have been no adjustments to the carrying amounts of intangibles, including goodwill, resulting from these evaluations. As of March 31, 2003, goodwill and other intangible assets represented approximately 46.5% of our total assets and 124.0% of stockholders' equity.

NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 143

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"), which outlines standards for accounting for obligations associated with the retirement of long-lived assets. SFAS No. 143 was effective beginning January 1, 2003 and affected the accounting for landfill retirement obligations, which we have historically referred to as closure and post-closure obligations. The adoption of SFAS No. 143 had no impact on our cash requirements.

Accrued closure and post-closure costs represent an estimate of the current value of the future obligation associated with closure and post-closure monitoring of non-hazardous solid waste landfills we currently own and/or operate. Closure and post-closure monitoring and maintenance costs represent the costs related to cash expenditures yet to be incurred when a landfill facility ceases to accept waste and closes. Accruals for closure and post-closure monitoring and maintenance requirements in the U.S. take into account site inspection, groundwater monitoring, leachate management, methane gas control and recovery, and operating and maintenance costs to be incurred during the period after the facility closes. Certain of these environmental costs, principally capping and methane gas control costs, are also incurred during the operating life of the site in accordance with the landfill operation requirements of Subtitle D and the air emissions standards. Site specific closure and post-closure engineering cost estimates are prepared annually for landfills we own and/or operate and for whose closure and post-closure costs we are responsible.

Prior to our adoption of SFAS No. 143, landfill closure and post-closure obligations were calculated by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure using an inflation rate of 3% and discounting the inflated total to its present value using a 7.5% discount rate. The resulting obligation was recorded as a long-term liability with a corresponding increase to landfill site costs. Interest was accreted on the recorded liability using the corresponding discount rate and recorded as a component of interest expense. Final capping costs were generally included in the estimate of the total costs associated with developing each landfill site to its final capacity and depleted on a units-of-production basis, in accordance with our accounting policy for landfill depletion expense, as landfill airspace was consumed. Final capping costs were generally not included in the calculation of closure and post-closure liabilities before we adopted SFAS No. 143.

Our adoption of SFAS No. 143 affected the calculation of landfill retirement obligations, and the classification of amounts recorded in the financial statements, as follows:

- Landfill closure and post-closure liabilities are calculated by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure using an inflation rate of 3% and discounting the inflated total to its present value using an 8.5% discount rate. The 8.5% discount rate is higher than the 7.5% historically used because SFAS No. 143 requires the use of a credit-adjusted risk-free rate. The resulting closure and post-closure obligation is recorded on the balance sheet as the landfill's total airspace is consumed. Discounting the obligation with a higher discount rate and recording the liability as airspace is consumed results in a decrease to the closure and post-closure liabilities we recorded before we adopted SFAS No. 143.

- Final capping costs are included in the calculation of closure and post-closure liabilities. Final capping costs are estimated using current dollars, inflated to the expected date of the final capping expenditures, discounted to a net present value and recorded on the balance sheet as a component of closure and post-closure liabilities as landfill airspace is consumed.

- Interest accretion has been reduced as a result of the decrease in the recorded closure and post-closure liabilities and has been reclassified from interest expense to cost of operations, thus causing a reduction in income from operations and an increase in net income. However, there has been no change in operating cash flow.

- Depletion expense resulting from closure and post-closure obligations recorded as a component of landfill site costs will generally be less during the early portion of a landfill's operating life and increase thereafter.

In accordance with SFAS No. 143, the closure and post-closure liability recorded to site costs is charged to depletion expense on a units-of-consumption basis as landfill airspace is consumed. The impact of changes determined to be changes in estimates, based on an annual update, is accounted for on a prospective basis. These policies are unchanged from the accounting policies we followed for closure and post-closure obligations before we adopted SFAS No. 143.

Adopting SFAS No. 143 required a cumulative adjustment to reflect the change in accounting for landfill obligations retroactively to the date of the inception of the landfill. Inception of the asset retirement obligation is the date operations commenced for landfills acquired in transactions accounted for as poolings-of-interests or the date the asset was acquired in a transaction accounted for as a purchase. Upon adopting SFAS No. 143 on January 1, 2003, we recorded a cumulative effect of the change in accounting principle of $0.4 million ($0.3 million, net of tax), a decrease in our closure and post-closure liability of $9.1 million and a decrease in our net landfill assets of $8.7 million.

The following is a summary of the changes that resulted from our adoption of SFAS No. 143 on January 1, 2003 (amounts in thousands):

                                                 Balance at                             Balance at
                                                December 31,                             January 1,
                                                   2002                Change              2003
                                                 ---------           ---------           ---------
     Landfill site costs                         $ 412,226           $  (9,286)          $ 402,940
     Accumulated depletion                         (31,458)                619             (30,839)
                                                 ---------           ---------           ---------
     Net landfill site costs                     $ 380,768           $  (8,667)          $ 372,101
                                                 =========           =========           =========

     Closure and post-closure liability          $  13,749           $  (9,142)          $   4,607
                                                 =========           =========           =========

The following is a reconciliation of our estimated 2003 landfill expenses, based on landfills owned as of December 31, 2002, after adoption of SFAS No. 143, to the estimated expense under our historical accounting practice (amounts in thousands):

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
                                                 =========           =========           =========

SFAS No. 146

In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", effective for transactions occurring after December 31, 2002. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. Our adoption of SFAS No. 146 did not have a material effect on our financial statements.

FIN 45

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). It clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The objective of the initial measurement of the liability is to determine the fair value of the guarantee at its inception. The initial recognition and initial measurement provisions of FIN 45 are effective for us on a prospective basis for guarantees issued or modified after December 31, 2002. We will record the fair value of future material guarantees, if any. We did not have any material guarantees at March 31, 2003.

FIN 46

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"). FIN 46 requires that unconsolidated variable interest entities be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity's expected losses or residual benefits. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to existing variable interest entities beginning after June 15, 2003. We do not expect the adoption of FIN 46 to have a material impact on our financial statements because, as of March 31, 2003, we do not have any subsidiaries classified as variable interest entities.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2003

The following table sets forth items in our consolidated statement of operations as a percentage of revenues for the periods indicated.

                                                                    Three Months Ended
                                                                          March 31,
                                                                  -----------------------
                                                                   2002             2003
                                                                   ----             ----
     Revenues                                                     100.0%           100.0%
     Cost of operations                                            56.1             55.9
     Selling, general and
         administrative expenses                                    8.9             10.0
     Depreciation and
         amortization expense                                       7.6              8.3
                                                                  -----------------------
     Operating income                                              27.4             25.8

     Interest expense, net                                         (7.0)            (6.3)
     Other expense, net                                            (0.4)             0.0
     Minority interests                                            (1.6)            (1.8)
     Income tax expense                                            (6.9)            (6.5)
     Cumulative effect of change in accounting principle           --                0.2
                                                                  -----------------------
     Net income                                                    11.5%            11.4%
                                                                  =======================

Revenues. Total revenues for the three months ended March 31, 2003 increased $22.7 million, or 21.5%, to $128.5 million from $105.7 million for the three months ended March 31, 2002. The increase in revenues in the three months ended March 31, 2003 resulting from the full-quarter inclusion of revenues from acquisitions closed during the three months ended March 31, 2002 and the inclusion of revenues from acquisitions closed subsequent to March 31, 2002 totaled approximately $22.8 million. Selected price increases accounted for a $2.2 million increase in revenues and improved recyclable commodity prices increased revenues by $0.9 million. These increases were partially offset by a $3.2 million decrease in revenues resulting from volumes or price reductions in our existing business. The volume reductions were primarily the result of one-time projects that occurred during the three months ended March 31, 2002 that did not recur in 2003, severe winter weather conditions encountered at some of our operations during the three months ended March 31, 2003 and decreased volume at our transfer station in Wichita, Kansas.

Cost of Operations. Total cost of operations increased $12.5 million, or 21.1% to $71.8 million for the three months ended March 31, 2003 from $59.3 million for the three months ended March 31, 2002. Total cost of operations as a percentage of revenues for the three months ended March 31, 2003 decreased 0.2 percentage points to 55.9% from 56.1% for the three months ended March 31, 2002.

The total dollar increase was primarily attributable to the full-quarter inclusion of operating costs from acquisitions closed during the three months ended March 31, 2002, the inclusion of operating costs from acquisitions closed subsequent to March 31, 2002, and cost increases in labor, fuel and insurance.

The decrease as a percentage of revenues was primarily attributable to price increases and improved operations at certain locations, partially offset by the severe winter weather conditions encountered at some of our operations during the three months ended March 31, 2003 and the full quarter impact of the mix of revenues associated with acquisitions closed during the three months ended March 31, 2002, which had gross margins lower than our company average.

SG&A. Total SG&A increased $3.5 million, or 37.2%, to $12.9 million for the three months ended March 31, 2003 from $9.4 million for the three months ended March 31, 2002. SG&A as a percentage of revenues for the three months ended March 31, 2003 increased 1.1 percentage points to 10.0% from 8.9% for the three months ended March 31, 2002.

The total dollar increase was primarily attributable to the full-quarter inclusion of SG&A expenses from acquisitions closed during the three months ended March 31, 2002 and the inclusion of SG&A expenses from acquisitions closed subsequent to March 31, 2002, additional corporate, regional and district level overhead, increased legal expenses, increased management information system expenses incurred to support our administrative activities and increased stock compensation expense related to the issuance of restricted stock to district-level personnel in May 2002.

The increase in SG&A as a percentage of revenues resulted from acquisitions closed during, and subsequent to, the three months ended March 31, 2002, that had SG&A costs as a percentage of revenues above our company average, and, as discussed in the preceding paragraph, increases in corporate overhead, legal expenses, management information system expenses and stock compensation expense, as percentages of revenues.

Depreciation and Amortization. Depreciation and amortization expenses for the three months ended March 31, 2003 increased $2.6 million, or 31.8%, to $10.6 million from $8.0 million for the three months ended March 31, 2002. Depreciation and amortization as a percentage of revenues for the three months ended March 31, 2003 increased 0.7 percentage points to 8.3% from 7.6% for the three months ended March 31, 2002.

The total dollar increase was primarily attributable to the full-quarter inclusion of depreciation and amortization expenses from acquisitions closed during the three months ended March 31, 2002, the inclusion of depreciation and amortization expenses from acquisitions closed subsequent to March 31, 2002, and increased depreciation expense resulting from new equipment acquired to support our base operations.

The increase in depreciation and amortization as a percentage of revenues was attributable to depreciation expense associated with new vehicles and equipment acquired subsequent to March 31, 2002, as we continued to modernize our fleet of vehicles and equipment, particularly from recent acquisitions.

Operating Income. Operating income for the three months ended March 31, 2003 increased $4.2 million, or 14.4%, to $33.2 million from $29.0 million for the three months ended March 31, 2002. Operating income as a percentage of revenues for the three months ended March 31, 2003 decreased 1.6 percentage points to 25.8% from 27.4% for the three months ended March 31, 2002.

The total dollar increase in operating income was due to increased revenues, partially offset by increases in cost of operations, SG&A expenses and depreciation and amortization expenses.

The decrease in operating income as a percentage of revenues was attributable to percentage of revenues increases in depreciation and SG&A expenses, partially offset by improved gross margins.

Interest Expense. Interest expense for the three months ended March 31, 2003 increased $0.7 million, or 9.2%, to $8.1 million from $7.4 million for the three months ended March 31, 2002. The increase was primarily attributable to higher debt levels incurred to fund our acquisitions, partially offset by lower interest rates on our revolving credit facility and our replacing a portion of the borrowings under our revolving credit facility with lower interest subordinated debt obligations.

Other Income (Expense). Other income (expense) increased to $0.04 million for the three months ended March 31, 2003 from other expense of $0.4 million for the three months ended March 31, 2002. The primary components of other income (expense) for the three months ended March 31, 2003 and 2002 were gains and losses incurred on the disposal of certain assets.

Minority Interests. Minority interests increased $0.5 million, or 29.2%, to $2.3 million for the three months ended March 31, 2003, from $1.8 million for the three months ended March 31, 2002. The increase was attributable to increased earnings by our majority-owned subsidiaries.

Provision for Income Taxes. Income taxes increased $1.2 million, or 15.9%, to $8.5 million for the three months ended March 31, 2003, from $7.3 million for the three months ended March 31, 2002. This increase was due to increased pre-tax earnings, partially offset by a 0.5 percentage point reduction in our effective tax rate due to the reduction in our blended state tax rate. The effective income tax rate for the three months ended March 31, 2003 was 37.0%, which is above the federal statutory rate of 35.0% primarily due to state and local taxes.

Cumulative Effect of Change in Accounting Principle. Cumulative effect of change in accounting principle consists of a $0.3 million gain, net of tax effects, resulting from our adoption of SFAS No. 143 on January 1, 2003. Our adoption of SFAS No. 143 required us to record a cumulative change in accounting for landfill closure and post-closure obligations retroactively to the date of the inception of the landfill.

Net Income. Net income increased $2.5 million, or 20.7%, to $14.7 million for the three months ended March 31, 2003, from $12.2 million for the three months ended March 31, 2002. The increase was primarily attributable to increased operating income and increased other income, partially offset by increases in interest expense, higher income tax expense and higher minority interests expense.

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

As of March 31, 2003, we had a working capital deficit of $23.7 million, including cash and equivalents of $4.8 million. Our working capital deficit increased $0.7 million from $23.0 million at December 31, 2002. Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements to reduce our indebtedness under our credit facility and to minimize our cash balances.

We have a $435 million revolving credit facility with a syndicate of banks for which Fleet Boston Financial Corp. acts as agent. As of March 31, 2003, we had an aggregate of $198.0 million outstanding under the credit facility, exclusive of stand-by letters of credit. The credit facility allows us to issue up to $40 million in stand-by letters of credit, which reduce the amount of total borrowings available under the credit facility. As of March 31, 2003, we had $21.6 million of outstanding letters of credit issued under the credit facility. Thus, at March 31, 2003 we had approximately $215.4 million in borrowing capacity available under our credit facility. Virtually all of our assets, including our interest in the equity securities of our subsidiaries, secure our obligations under the credit facility. The credit facility matures in 2005 and bears interest at a rate per annum equal to, at our discretion, either the Fleet National Bank Base Rate plus applicable margin, or the Eurodollar Rate plus applicable margin. The credit facility places certain business, financial and operating restrictions on the Company relating to, among other things, incurring additional indebtedness, investments, acquisitions, asset sales, mergers, dividends, distributions, and repurchases and redemption of capital stock. The credit facility also contains covenants requiring that specified financial ratios and balances be maintained. As of March 31, 2003, we were in compliance with these covenants. The credit facility also requires the lenders' approval of acquisitions in certain circumstances. We use the credit facility for acquisitions, capital expenditures, working capital, standby letters of credit and general corporate purposes. If we are unable to incur additional indebtedness under our credit facility or obtain additional capital through future debt or equity financings, our rate of growth through acquisitions may decline.

As of March 31, 2003, we had the following contractual obligations and commercial commitments (in thousands):

                                                               Payments Due by Period
                                                               ----------------------
Contractual                                         Less Than          1 to 3           4 to 5          Over 5
Obligations                           Total           1 Year            Years            Years           Years
-----------                           -----           ------            -----            -----           -----
Long-term debt (1)                  $563,284         $ 5,386          $203,958         $155,656         $198,284
Operating leases                     24,467            3,408            5,749            3,945           11,365
Unconditional purchase
  obligations                         5,852            5,852             --               --               --
                                    ---------------------------------------------------------------------------
Total contractual cash
  obligations                       $593,603         $14,646          $209,707         $159,601         $209,649
                                    ===========================================================================

 (1) Long-term debt payments include $198.0 million due 2005 under our credit facility. As of March 31, 2003, our credit facility allows us to borrow up to $435 million.

                                                    Amount of Commitment Expiration Per Period
                                                    ------------------------------------------
Commercial                                          Less Than          1 to 3           4 to 5          Over 5
Commitments                           Total           1 Year            Years            Years           Years
-----------                           -----           ------            -----            -----           -----
Standby letters of credit           $21,638          $21,638          $  --            $  --            $  --
Financial surety bonds (2)           73,680           43,659           30,011               10             --
                                    ---------------------------------------------------------------------------
Total commercial
  commitments                       $95,318          $65,297          $30,011          $    10          $  --
                                    ===========================================================================

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

      Our current surety bond underwriters have provided us with non-binding commitments to issue up to $90 million of bonds, consisting of $50 million of bonds for landfill closure and post-closure requirements and $40 million of bonds for performance under collection contracts and landfill operating agreements. These non-binding commitments do not have a stated expiration date; however, individual bonds issued typically have a term of one year. At March 31, 2003, we had provided customers and various regulatory authorities with surety bonds in the aggregate amount of approximately $46.3 million to secure our landfill closure and post-closure requirements and $27.4 million to secure performance under collection contracts and landfill operating agreements.

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

For the three months ended March 31, 2003, net cash provided by operations was approximately $36.2 million. Of this, $4.3 million was provided by working capital for the period. The remaining components of the net cash provided by operations for the three months ended March 31, 2003 include $14.7 million of net income, $10.6 million of depreciation and amortization, $2.3 million of minority interest expense, $0.6 million of debt issuance cost amortization and $4.2 million of deferred income taxes.

For the three months ended March 31, 2003, net cash used in investing activities was $16.5 million. Of this, $3.6 million was used to pay a portion of acquisition costs that were included as a component of accrued liabilities at December 31, 2002. Cash used for capital expenditures was $11.8 million, which was primarily for investments in fixed assets, consisting of trucks, containers, other equipment and landfill development. Other cash outflows from investing activities includes $1.3 million of restricted cash funding for our landfill closure and post-closure obligations.

For the three months ended March 31, 2003, net cash used in financing activities was $18.9 million, which included $18.8 million of net repayments under our various debt arrangements and $2.2 million of cash distributions to minority interest holders, less $2.1 million of proceeds from stock option and warrant exercises.

We made approximately $11.8 million in capital expenditures during the three months ended March 31, 2003. We expect to make capital expenditures of approximately $60.0 million in 2003 in connection with our existing business. We intend to fund our planned 2003 capital expenditures principally through existing cash, internally generated funds, and borrowings under our existing credit facility. In addition, we may make substantial additional capital expenditures in acquiring solid waste collection and disposal businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity. We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities. We believe that our credit facility and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future.

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

At March 31, 2003, we had interest rate swap agreements with Fleet Boston Financial Corporation and Union Bank of California. The interest rate swap agreement with Fleet Boston Financial Corporation expires in December 2003 and has a notional amount of $125 million at a fixed rate of 6.17% plus applicable margin. The interest rate swap agreement with Union Bank of California expires in December 2003 and has a notional amount of $15 million at a fixed rate of 7.01% plus applicable margin.

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our market risk sensitive hedge positions and all other debt. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. We are exposed to cash flow risk due to changes in interest rates with respect to the $58.0 million remaining floating rate balance owed under our credit facility, $175 million of our 2022 Notes, $8.8 million of floating rate debt under various notes payable to third parties and floating rate municipal bond obligations of approximately $8.9 million. A one percentage point increase in interest rates on our variable-rate debt as of March 31, 2003 would decrease our annual pre-tax income by approximately $2.5 million. All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations.

We market a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals. We own and operate 18 recycling processing facilities and sell other collected recyclable materials to third parties for processing before resale. We often share the profits from our resale of recycled materials with other parties to our recycling contracts. For example, certain of our municipal recycling contracts in Washington, negotiated before we acquired those businesses, specify benchmark resale prices for recycled commodities. If the prices we actually receive for the processed recycled commodities collected under the contract exceed the prices specified in the contract, we share the excess with the municipality, after recovering any previous shortfalls resulting from actual market prices falling below the prices specified in the contract. To reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties. Although there can be no assurance of market recoveries in the event of a decline, because of the provisions within certain of our contracts that pass commodity risk along to the customers, we believe, given historical trends and fluctuations in the recycling commodities market, that a 10% decrease in average recycled commodity prices from the prices that were in effect at March 31, 2003 would not materially affect our cash flows or pre-tax income.

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

There have been no significant changes (including corrective actions with regard to significant deficiencies and material weaknesses) in the Company's internal controls or in other factors subsequent to the date the Company carried out its evaluation that could significantly affect these controls.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In January 2002, the Oklahoma Department of Environmental Quality Land Protection Division (the "Department") issued an order requiring us to cease accepting more than 200 tons per day of out-of-state waste at our Red Carpet Landfill in Oklahoma due to our alleged failure to obtain the Department's prior approval of a disposal plan for that waste. At that time, the Department assessed us a fine of $220,000 for past violations related to accepting more than 200 tons per day of out-of-state waste prior to obtaining the Department's approval of a disposal plan. While seeking the Department's approval of a disposal plan, we continued to accept more than 200 tons a day of out-of-state waste because we believed, based on the advice of our legal counsel, that the Department did not have the legal right to require us to obtain its approval of a disposal plan prior to accepting more than 200 tons per day of out-of-state waste. In June 2002, the Department issued an amended order approving our disposal plan subject to conditions and increasing the fine assessed against us to $2.2 million because we continued to accept more than 200 tons per day of out-of-state waste prior to obtaining its approval of our plan. We objected to some of the conditions imposed in the order and initiated litigation against the Department challenging this order. In April 2003, we entered into a consent order with the Department to settle all issues by mutual consent without the necessity of additional formal administrative or judicial proceedings. In connection with the consent order, we implemented the disposal plan and we agreed to pay $160,000.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits:

      Exhibit
      Number            Description of Exhibits
      ------            -----------------------

      99.1 Certification Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b. Reports on Form 8-K:

      On January 21, 2003, we filed a report on Form 8-K reporting the relocation on January 20, 2003 of our principal corporate offices to 35 Iron Point Circle, Suite 200, Folsom, California 95630.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                    WASTE CONNECTIONS, INC.


                                    BY:    /s/  Ronald J. Mittelstaedt
                                        ----------------------------------------
Date:  May 13, 2003                     Ronald J. Mittelstaedt,
                                        President and Chief Executive Officer


                                    BY:   /s/  Steven F. Bouck
                                        ----------------------------------------
Date:  May 13, 2003                     Steven F. Bouck,
                                        Executive Vice President and Chief
                                        Financial Officer

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

Date: May 13, 2003
                                           /s/  Ronald J. Mittelstaedt
                                           -------------------------------------
                                           Ronald J. Mittelstaedt,
                                           President and Chief Executive Officer

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

Date: May 13, 2003
                                           /s/  Steven F. Bouck
                                           -------------------------------------
                                           Steven F. Bouck,
                                           Executive Vice President and Chief
                                           Financial Officer