Form 10-Q
period 2003-06-30
WASTE CONNECTIONS INC/DE
filed 2003-08-13
CIK 1057058

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


         FOR THE QUARTER ENDED JUNE 30, 2003 COMMISSION FILE NO. 0-23981







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



                35 IRON POINT CIRCLE, SUITE 200, FOLSOM, CA 95630
                -------------------------------------------------
                    (Address of principal executive offices)



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

      As of July 31, 2003:            28,412,540 Shares of Common Stock

================================================================================

PART I - FINANCIAL INFORMATION


Item 1 - Financial Statements

         Condensed Consolidated Balance Sheets -
         December 31, 2002 and June 30, 2003

         Condensed Consolidated Statements of Income for the three and six months ended June 30, 2002 and 2003

         Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2003

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

Item 6 - Exhibits and Reports on Form 8-K



Signatures

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                             WASTE CONNECTIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
               (In thousands, except share and per share amounts)


                                                            DECEMBER 31,        JUNE 30,
ASSETS                                                          2002              2003
------                                                      ------------      ------------
Current assets:
   Cash and equivalents                                     $      4,067      $      6,000
   Accounts receivable, less allowance for doubtful
     accounts of $2,509 and $2,419 at December 31, 2002
     and June 30, 2003, respectively                              63,488            65,961
   Prepaid expenses and other current assets                       8,652             9,662
                                                            ------------      ------------
         Total current assets                                     76,207            81,623

Property and equipment, net                                      578,040           579,550
Goodwill, net                                                    548,975           555,931
Intangible assets, net                                            33,498            39,019
Other assets, net                                                 25,162            25,942
                                                            ------------      ------------
                                                            $  1,261,882      $  1,282,065
                                                            ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Accounts payable                                         $     30,688      $     33,982
   Accrued liabilities                                            45,905            39,095
   Deferred revenue                                               19,016            21,757
   Current portion of long-term debt and notes payable             3,646             5,309
                                                            ------------      ------------
         Total current liabilities                                99,255           100,143

Long-term debt and notes payable                                 578,481           557,165
Other long-term liabilities                                       14,813             6,485
Deferred income taxes                                             94,543           103,661
                                                            ------------      ------------
         Total liabilities                                       787,092           767,454

Commitments and contingencies
Minority interests                                                23,078            23,347

Stockholders' equity:
Preferred stock: $0.01 par value; 7,500,000 shares
   authorized; none issued and outstanding                            --                --
Common stock: $0.01 par value; 50,000,000 shares
   authorized; 28,046,535 and 28,392,522 shares issued
   and outstanding at December 31, 2002 and June 30,
   2003, respectively                                                280               284
Additional paid-in capital                                       332,705           339,637
Deferred stock compensation                                         (775)             (605)
Retained earnings                                                123,498           154,832
Unrealized loss on market value of interest rate swaps            (3,996)           (2,884)
                                                            ------------      ------------
         Total stockholders' equity                              451,712           491,264
                                                            ------------      ------------
                                                            $  1,261,882      $  1,282,065
                                                            ============      ============

                             See accompanying notes.

                             WASTE CONNECTIONS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
               (In thousands, except share and per share amounts)



                                                 THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                               ------------------------------      ------------------------------
                                                   2002              2003              2002              2003
                                               ------------      ------------      ------------      ------------
Revenues                                       $    128,091      $    138,883      $    233,833      $    267,337
Operating expenses:
     Cost of operations                              72,174            77,427           131,489           149,248
     Selling, general and administrative             12,465            13,179            21,855            26,060
     Depreciation and amortization                   10,085            11,282            18,113            21,862
                                               ------------      ------------      ------------      ------------
Operating income                                     33,367            36,995            62,376            70,167

Interest expense                                     (7,769)           (7,786)          (15,138)          (15,836)
Other income (expense), net                            (181)             (205)             (581)             (167)
                                               ------------      ------------      ------------      ------------
Income before income tax provision and
  minority interests                                 25,417            29,004            46,657            54,164

Minority interests                                   (2,470)           (2,593)           (4,236)           (4,875)
                                               ------------      ------------      ------------      ------------
Income before income tax provision                   22,947            26,411            42,421            49,289

Income tax provision                                 (8,605)           (9,772)          (15,908)          (18,237)
                                               ------------      ------------      ------------      ------------
Income before cumulative effect of change
  in accounting principle                            14,342            16,639            26,513            31,052

Cumulative effect of change in accounting
  principle, net of tax expense of $166
  (Note 2)                                               --                --                --               282
                                               ------------      ------------      ------------      ------------
Net income                                     $     14,342      $     16,639      $     26,513      $     31,334
                                               ============      ============      ============      ============

Basic earnings per common share:
     Income before cumulative effect of
       change in accounting principle          $       0.52      $       0.59      $       0.96      $       1.10
     Cumulative effect of change in
       accounting principle                              --                --                --              0.01
                                               ------------      ------------      ------------      ------------
     Net income per common share               $       0.52      $       0.59      $       0.96      $       1.11
                                               ============      ============      ============      ============

Diluted earnings per common share:
     Income before cumulative effect of
       change in accounting principle          $       0.49      $       0.55      $       0.91      $       1.04
     Cumulative effect of change in
       accounting principle                              --                --                --              0.01
                                               ------------      ------------      ------------      ------------
     Net income per common share               $       0.49      $       0.55      $       0.91      $       1.05
                                               ============      ============      ============      ============

Shares used in the per share calculations:
     Basic                                       27,723,136        28,265,001        27,676,913        28,173,817
                                               ============      ============      ============      ============
     Diluted                                     32,347,458        32,799,715        32,214,488        32,729,293
                                               ============      ============      ============      ============

                             See accompanying notes.

                             WASTE CONNECTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)


                                                                  SIX MONTHS ENDED JUNE 30,
                                                               ------------------------------
                                                                   2002              2003
                                                               ------------      ------------
Cash flows from operating activities:
Net income                                                     $     26,513      $     31,334
Adjustments to reconcile net income to net cash provided
 by operating activities:
    Loss (gain) on disposal of assets                                   (45)              219
    Depreciation                                                     17,317            21,198
    Amortization of intangibles                                         796               664
    Deferred income taxes                                                --             9,118
    Minority interests                                                4,236             4,875
    Cumulative effect of change in accounting principle                  --              (448)
    Amortization of debt issuance costs                               1,031             1,182
    Stock-based compensation                                            679                55
    Interest income on restricted cash                                 (361)             (189)
    Net change in operating assets and liabilities,
      net of acquisitions                                            10,141             5,726
                                                               ------------      ------------
Net cash provided by operating activities                            60,307            73,734
                                                               ------------      ------------

Cash flows from investing activities:
    Proceeds from disposal of assets                                  1,875               526
    Payments for acquisitions, net of cash acquired                (100,511)          (21,074)
    Capital expenditures for property and equipment                 (24,929)          (30,772)
    Decrease in other assets                                           (750)           (1,719)
                                                               ------------      ------------
Net cash used in investing activities                              (124,315)          (53,039)
                                                               ------------      ------------

Cash flows from financing activities:
    Proceeds from long-term debt                                    300,000            27,000
    Principal payments on notes payable and long-term debt         (233,181)          (48,153)
    Distributions to minority interest holders                       (4,165)           (4,606)
    Proceeds from option and warrant exercises                        5,604             7,050
    Debt issuance costs                                              (6,378)              (53)
                                                               ------------      ------------
Net cash provided by (used in) financing activities                  61,880           (18,762)
                                                               ------------      ------------

Net increase (decrease) in cash and equivalents                      (2,128)            1,933
Cash and equivalents at beginning of period                           7,279             4,067
                                                               ------------      ------------
Cash and equivalents at end of period                          $      5,151      $      6,000
                                                               ============      ============


                             See accompanying notes.

                             WASTE CONNECTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
       (Dollars in thousands, except share, per share and per ton amounts)


1.   BASIS OF PRESENTATION AND SUMMARY

The accompanying condensed consolidated financial statements relate to Waste Connections, Inc. and its subsidiaries (the "Company") as of June 30, 2003 and for the three and six month periods ended June 30, 2002 and 2003. The consolidated financial statements of the Company include the accounts of Waste Connections, Inc. and its wholly-owned and majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The Company's consolidated balance sheet as of June 30, 2003, the consolidated statements of income for the three and six months ended June 30, 2002 and 2003, and the consolidated statements of cash flows for the six months ended June 30, 2002 and 2003 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented. The consolidated financial statements presented herein should be read in conjunction with the Company's annual report on Form 10-K for the year 2002.


2.   ADOPTION OF NEW ACCOUNTING STANDARDS

SFAS No. 143

On January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), which provides standards for accounting for obligations associated with the retirement of long-lived assets. The adoption of SFAS No. 143 impacted the calculation and accounting for landfill retirement obligations, which the Company has historically referred to as closure and post-closure obligations, as follows:

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

In accordance with SFAS No. 143, the closure and post-closure liability is recorded as an addition to site costs and amortized to depletion expense on a units-of-consumption basis as landfill airspace is consumed. The impact of changes determined to be changes in estimates, based on an annual update, is accounted for on a prospective basis. These policies are unchanged from the accounting policies the Company followed for closure and post-closure obligations before it adopted SFAS No. 143.

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

The following is a reconciliation of the Company's closure and post-closure liability balance from December 31, 2002 to June 30, 2003:

     Closure and post-closure liability at December 31, 2002       $ 13,749
     Decrease in closure and post-closure liability from
       adopting SFAS No. 143                                         (9,142)
     Liabilities incurred                                               209
     Accretion expense                                                  213
                                                                   --------
     Closure and post-closure liability at June 30, 2003           $  5,029
                                                                   ========

Pro forma financial information to reflect the reported results of operations for the three and six months ended June 30, 2002, as if SFAS No. 143 were adopted on January 1, 2002, is as follows:

                                                            THREE MONTHS  SIX MONTHS
                                                                ENDED        ENDED
                                                           JUNE 30, 2002 JUNE 30, 2002
                                                             ----------   ----------
     Net income as reported                                  $   14,342   $   26,513
     Pro forma impact of applying SFAS No. 143, net of tax           41           78
                                                             ----------   ----------
     Pro forma net income                                    $   14,383   $   26,591
                                                             ==========   ==========

     Basic earnings per share as reported                    $     0.52   $     0.96
     Pro forma impact of applying SFAS No. 143, net of tax           --           --
                                                             ----------   ----------
     Pro forma basic earnings per share                      $     0.52   $     0.96
                                                             ==========   ==========

     Diluted earnings per share as reported                  $     0.49   $     0.91
     Pro forma impact of applying SFAS No. 143, net of tax           --         0.01
                                                             ----------   ----------
     Pro forma diluted earnings per share                    $     0.49   $     0.92
                                                             ==========   ==========

At June 30, 2003, the Company had restricted cash of $9,808 for purposes of settling future closure and post-closure liabilities.

SFAS No. 146

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"), effective for transactions occurring after December 31, 2002. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The Company's adoption of SFAS No. 146 did not have a material effect on its financial statements.

FIN 45

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). It clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The objective of the initial measurement of the liability is to determine the fair value of the guarantee at its inception. The initial recognition and initial measurement provisions of FIN 45 are effective on a prospective basis to guarantees issued or modified after December 31, 2002, and the Company will record the fair value of future material guarantees, if any. The Company did not have any material guarantees at June 30, 2003.

FIN 46

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires that unconsolidated variable interest entities be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity's expected losses or residual benefits. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities, regardless of when created, in quarterly periods beginning after June 15, 2003. The Company is continuing to evaluate the impact that adoption of FIN 46 will have on its financial statements, but does not believe the adoption of FIN 46 will have a material impact.

SFAS No. 148

In December 2002, the Financial Accounting Standards Board issued FASB Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting", to require disclosure in the summary of accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method. The Company adopted the disclosure provisions of SFAS No. 148 and continues to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Under the intrinsic value method, compensation cost is the excess, if any, of the quoted market price or fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement using a Black-Scholes option pricing model For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The following table summarizes the Company's pro forma net income and pro forma basic and diluted earnings per share for the three and six months ended June 30, 2002 and 2003:

                                             THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                              ------------------------    ------------------------
                                                 2002          2003          2002          2003
                                              ----------    ----------    ----------    ----------
Net income, as reported                       $   14,342    $   16,639    $   26,513    $   31,334
Add: stock-based employee compensation
   expense included in reported net income,
   net of related tax effects                        413          --             424            35
Deduct: total stock-based employee
   compensation expense determined under
   fair value method for all awards, net of
   related tax effects                            (1,835)       (1,816)       (3,222)       (3,467)
                                              ----------    ----------    ----------    ----------
Pro forma net income                          $   12,920    $   14,823    $   23,715    $   27,902
                                              ==========    ==========    ==========    ==========

Earnings per share:
   Basic - as reported                        $     0.52    $     0.59    $     0.96    $     1.11
   Basic - pro forma                          $     0.47    $     0.52    $     0.86    $     0.99

   Diluted - as reported                      $     0.49    $     0.55    $     0.91    $     1.05
   Diluted - pro forma                        $     0.45    $     0.50    $     0.83    $     0.95


SFAS No. 149

In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"), SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". With certain exceptions, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company's adoption of SFAS No. 149 is not expected to have a material effect on its financial statements.

SFAS No. 150

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company's adoption of SFAS No. 150 is not expected to have a material effect on its financial statements.

3. LANDFILL ACCOUNTING

The Company owned and operated 20 landfills and operated, but did not own, ten landfills at June 30, 2003. Of the ten landfills that the Company operated, but did not own, three landfills were operated under life-of-site contracts and seven landfills were operated under contracts with finite terms. The Company also owns one Subtitle D landfill site that is permitted for operation, but not constructed as of June 30, 2003. The Company's landfills have site costs with a net book value of $372,158 at June 30, 2003. With the exception of one owned landfill that only accepts construction and demolition waste, all landfills that the Company owns or operates are Subtitle D landfills. For the Company's seven landfills operated under contracts with finite terms, the owner of the property, generally a municipality, usually owns the permit and is generally responsible for closure and post-closure obligations. The Company is responsible for all closure and post-closure liabilities for the three operating landfills that it operates, but does not own, under life-of-site operating agreements.

Based on remaining permitted capacity as of June 30, 2003, and projected annual disposal volumes, the average remaining landfill life for the Company's 20 owned and operated landfills and three landfills operated, but not owned, under life-of-site operating contracts, is approximately 53 years. The seven landfills that the Company operates under contracts with finite terms have remaining terms of one to twelve years.

Many of the Company's existing landfills have the potential for expanded disposal capacity beyond the amount currently permitted. The Company's internal and third-party engineers perform surveys at least annually to estimate the disposal capacity at its landfills. The Company's landfill depletion rates are based on the remaining disposal capacity, considering both permitted and deemed permitted airspace, at its 20 owned and operated landfills and three landfills operated, but not owned, under life-of-site operating contracts. Deemed permitted airspace consists of additional disposal capacity being pursued through means of an expansion. Deemed permitted airspace that meets certain internal criteria is included in the estimate of total landfill airspace. The Company's internal criteria to determine when deemed permitted airspace may be included as disposal capacity are as follows:

(1) The land where the expansion is being sought is contiguous to the current disposal site, and the Company either owns it or has an option to purchase it;
(2) Total development costs and closure/post-closure costs have been determined;
(3) Internal personnel have performed a financial analysis of the proposed expansion site and have determined that it has a positive financial and operational impact;
(4) Internal or external personnel are actively working to obtain the necessary approvals to obtain the landfill expansion permit;
(5) The Company considers it probable that the expansion will be achieved. For a pursued expansion to be considered probable, there must be no significant known technical, legal, community, business, or political restrictions or similar issues existing that are likely to impair the success of the expansion; and
(6) The land where the expansion is being sought has the proper zoning or proper zoning can readily be obtained.

The Company is currently seeking to expand permitted capacity at five of its owned landfills and two landfills that it operates, but does not own, under life-of-site operating contracts, and considers the achievement of these expansions to be probable. Although the Company cannot be certain that all future expansions will be permitted as designed, the average remaining life, when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume, of the Company's 20 owned and operated landfills and three landfills operated, but not owned, under life-of-site operating contracts is 61 years, with lives ranging from 6 to 313 years.

The Company uses the units-of-production method to calculate the depletion rate at the landfills it owns and the landfills it operates, but does not own, under life-of-site operating contracts. This methodology divides the costs associated with acquiring, permitting and developing the entire landfill by the total remaining disposal capacity of that landfill. The resulting per unit depletion rate is applied to each ton of waste disposed at the landfill and is recorded as expense for that period. During the six months ended June 30, 2002 and 2003, the Company expensed approximately $5,733 and $6,123, respectively, or an average of $2.22 and $2.30 per ton consumed, respectively, related to landfill depletion and $287 and $213, respectively, or an average of $0.11 and $0.08 per ton consumed, respectively, related to closure and post-closure accretion expense. Landfill development costs include the costs of acquisition, construction associated with excavation, liners, site berms, groundwater monitoring wells and leachate collection systems. Estimated total future development costs of the Company's 20 owned and operated landfills and three landfills operated, but not owned, under life-of-site operating contracts were $334,327 at June 30, 2003.


4. ACQUISITIONS

During the six months ended June 30, 2003, the Company acquired four non-hazardous solid waste collection businesses that were accounted for using the purchase method of accounting. Aggregate consideration for the acquisitions consisted of $21,074 in cash (net of cash acquired), exclusive of debt assumed totaling $1,500.

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

As of June 30, 2003, the Company had 14 acquisitions for which purchase price allocations were preliminary, mainly as a result of tax-related settlements. The Company believes the potential changes to its preliminary purchase price allocations will not have a material impact on its financial condition, results of operations or cash flows. A summary of the preliminary purchase price allocations for the acquisitions consummated in the six months ended June 30, 2003 is as follows:

Acquired assets:
   Accounts receivable                                     $      338
   Prepaid expenses and other current assets                        9
   Property and equipment                                       1,167
   Goodwill                                                     6,956
   Long-term franchise agreements and contracts                 6,102
   Non-competition agreements                                      83
Assumed liabilities:
   Accounts payable                                              (255)
   Accrued liabilities                                           (449)
   Debt and other liabilities assumed                          (1,294)
                                                           ----------
                                                           $   12,657
                                                           ==========

During the six months ended June 30, 2003, the Company paid $8,417 of accrued acquisition-related liabilities.

Goodwill acquired in the six months ended June 30, 2003 totaling $6,270 is expected to be deductible for tax purposes.

5. INTANGIBLE ASSETS

Intangible assets, exclusive of goodwill, consist of the following as of June 30, 2003:

                                                GROSS                     NET
                                              CARRYING   ACCUMULATED    CARRYING
                                               AMOUNT    AMORTIZATION    AMOUNT
                                              --------     --------     --------
   Amortizable intangible assets:
     Long-term franchise agreements
       and contracts                          $ 20,639     $ (1,359)    $ 19,280
     Non-competition agreements                  3,704       (2,265)       1,439
     Other, net                                  2,416         (826)       1,590
                                              --------     --------     --------
                                                26,759       (4,450)      22,309
   Nonamortized intangible assets:
     Indefinite-lived intangible assets         16,710           --       16,710
                                              --------     --------     --------
   Intangible assets, exclusive of goodwill   $ 43,469     $ (4,450)    $ 39,019
                                              ========     ========     ========


The weighted-average amortization periods of long-term franchise agreements and non-competition agreements acquired during the six months ended June 30, 2003 are 40 years and 5 years, respectively.

Estimated future amortization expense for the next five years of amortizable intangible assets is as follows:

For the year ended December 31, 2003                       $  1,437
For the year ended December 31, 2004                          1,336
For the year ended December 31, 2005                          1,216
For the year ended December 31, 2006                          1,034
For the year ended December 31, 2007                            831


6. LONG-TERM DEBT

In May 2003, the Company entered into two forward-starting interest rate swap agreements. Each interest rate swap agreement has a notional amount of $87,500 and effectively fixes the interest rate on the notional amount at interest rates ranging from 2.67% to 2.68%, plus applicable margin. The effective date of the swap agreements is February 2004 and each swap agreement expires in February 2007. These interest rate swap agreements are effective as cash flow hedges of our variable rate debt. The notional amounts and all other significant terms of the swap agreements are matched to the provisions and terms of the variable rate debt being hedged achieving 100% effectiveness. If significant terms do not match we will assess any ineffectiveness and any ineffectiveness will immediately be recorded in interest expense in our statements of income.

7. EARNINGS PER SHARE CALCULATION

The following table sets forth the numerator and denominator used in the computation of earnings per common share:

                                                       THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                      ----------------------------    ----------------------------
                                                          2002            2003            2002            2003
                                                      ------------    ------------    ------------    ------------
Numerator:
   Net income for basic earnings per share            $     14,342    $     16,639    $     26,513    $     31,334
   Interest expense on convertible subordinated
     notes due 2006, net of tax effects                      1,462           1,476           2,921           2,951
                                                      ------------    ------------    ------------    ------------
   Net income for diluted earnings per share          $     15,804    $     18,115    $     29,434    $     34,285
                                                      ============    ============    ============    ============
Denominator:
   Basic shares outstanding
   Dilutive effect of convertible                       27,723,136      28,265,001      27,676,913      28,173,817
   subordinated notes due 2006                           3,944,775       3,944,775       3,944,775       3,944,775
   Dilutive effect of options and warrants                 679,547         587,243         592,800         606,511
   Dilutive effect of restricted stock                          --           2,696              --           4,190
                                                      ------------    ------------    ------------    ------------
   Diluted shares outstanding                           32,347,458      32,799,715      32,214,488      32,729,293
                                                      ============    ============    ============    ============


8. COMPREHENSIVE INCOME

Comprehensive income includes changes in the fair value of interest rate swaps that qualify for hedge accounting. The difference between net income and comprehensive income for the three and six months ended June 30, 2002 and 2003 is as follows:

                                                       THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                      ----------------------------    ----------------------------
                                                          2002            2003            2002            2003
                                                      ------------    ------------    ------------    ------------
   Net income                                         $     14,342    $     16,639    $     26,513    $     31,334
   Unrealized gain (loss) on interest rate swaps,
      net of tax benefit (expense) of $491 and
      $(119) for the three months ended June 30,
      2002 and 2003, respectively, and $(345) and
      $(703) for the six months ended June 30,
      2002 and 2003, respectively                             (818)            203             162           1,112
                                                      ------------    ------------    ------------    ------------
   Comprehensive income                               $     13,524    $     16,842    $     26,675    $     32,446
                                                      ============    ============    ============    ============

The components of other comprehensive income and related tax effects for the three and six months ended June 30, 2002 and 2003 are as follows:

                                                             THREE MONTHS ENDED JUNE 30, 2002
                                                      --------------------------------------------
                                                          GROSS        TAX EFFECT      NET OF TAX
                                                      ------------    ------------    ------------
   Amounts reclassified into earnings                 $      1,573    $        590    $        983
   Changes in fair value of interest rate swaps             (2,882)         (1,081)         (1,801)
                                                      ------------    ------------    ------------
                                                      $     (1,309)   $       (491)   $       (818)
                                                      ============    ============    ============

                                                             THREE MONTHS ENDED JUNE 30, 2003
                                                      --------------------------------------------
                                                          GROSS        TAX EFFECT      NET OF TAX
                                                      ------------    ------------    ------------
   Amounts reclassified into earnings                 $      1,603    $        593    $      1,010
   Changes in fair value of interest rate swaps             (1,281)           (474)           (807)
                                                      ------------    ------------    ------------
                                                      $        322    $        119    $        203
                                                      ============    ============    ============


                                                                SIX MONTHS ENDED JUNE 30, 2002
                                                      --------------------------------------------
                                                          GROSS        TAX EFFECT      NET OF TAX
                                                      ------------    ------------    ------------
   Amounts reclassified into earnings                 $      3,095    $      1,161    $      1,934
   Changes in fair value of interest rate swaps             (2,588)           (816)         (1,772)
                                                      ------------    ------------    ------------
                                                      $        507    $        345    $        162
                                                      ============    ============    ============


                                                              SIX MONTHS ENDED JUNE 30, 2003
                                                      --------------------------------------------
                                                          GROSS        TAX EFFECT      NET OF TAX
                                                      ------------    ------------    ------------
   Amounts reclassified into earnings                 $      3,108    $      1,150    $      1,958
   Changes in fair value of interest rate swaps             (1,293)           (447)           (846)
                                                      ------------    ------------    ------------
                                                      $      1,815    $        703    $      1,112
                                                      ============    ============    ============

The estimated net amount of the existing losses as of June 30, 2003 (based on the interest rate yield curve at that date) included in accumulated other comprehensive income expected to be reclassified into pre-tax earnings as payments are made under the terms of the interest rate swap agreements within the next 12 months is approximately $3,769. The timing of actual amounts reclassified into earnings is dependent on future movements in interest rates.


9. CONTINGENCIES

In April 2003, the Company entered into a consent order with the Oklahoma Department of Environmental Quality Land Protection Division (the "Department") to settle all issues by mutual consent related to a dispute arising in 2002 due to the Company's alleged failure to obtain the Department's prior approval of an out-of-state disposal plan for waste received at its Red Carpet Landfill in Oklahoma. In connection with the consent order, the Company implemented a disposal plan subject to certain conditions imposed by the Department and agreed to pay $160.

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

The Company owns undeveloped property in Harper County, Kansas where it is seeking permits to construct and operate a Subtitle D landfill. In 2002, the Company received a special use permit from Harper County for zoning the landfill and in 2003 it received a draft permit from the Kansas Department of Health and Environment to construct and operate the landfill. In July 2003, the District Court of Harper County invalidated the previously issued zoning permit. The Company has appealed the District Court's decision to invalidate the zoning permit. The Kansas Department of Health and Environment has notified the Company that it will not issue a final permit to construct and operate the landfill until the zoning matter is resolved. At June 30, 2003, the Company had $3,400 of capitalized expenditures related to this landfill development project. Based on the advice of counsel, the Company believes that it will prevail in this matter and does not believe that an impairment of the capitalized expenditures exists. If the Company does not prevail on appeal, however, it will be required to expense in a future period the $3,400 of capitalized expenditures, less the recoverable value of the undeveloped property, which would likely have a material adverse effect on its reported income for that period.

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

OVERVIEW

Waste Connections, Inc. is an integrated solid waste services company that provides solid waste collection, transfer, disposal and recycling services in mostly secondary markets in the Western, Midwestern, Southwestern and Southeastern U.S. As of June 30, 2003, we served more than 1,000,000 commercial, industrial and residential customers in Alabama, California, Colorado, Georgia, Illinois, Iowa, Kansas, Kentucky, New Mexico, Minnesota, Mississippi, Montana, Nebraska, Ohio, Oklahoma, Oregon, South Dakota, Tennessee, Texas, Utah, Washington, and Wyoming. As of that date, we owned 91 collection operations and operated or owned 29 transfer stations, 29 Subtitle D landfills, one construction and demolition landfill and 18 recycling facilities. We also own one Subtitle D landfill site that is permitted for operation, but not constructed as of June 30, 2003.

We generally intend to pursue an acquisition-based growth strategy and as of June 30, 2003 have acquired 155 businesses since our inception in September 1997. We anticipate that a substantial part of our future growth will come from acquiring additional solid waste collection, transfer and disposal businesses and, therefore, we expect additional acquisitions could continue to affect period-to-period comparisons of our operating results.

CRITICAL ACCOUNTING POLICIES

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Self-insurance liabilities. During the third quarter of 2002, we increased our scope of self-insurance, becoming primarily self-insured for automobile liability, general liability and workers' compensation claims. Previously, we were primarily self-insured only for automobile collision and employee group health claims. Our self-insurance accruals are based on claims filed and estimates of claims incurred but not reported and are developed by our management and by our third-party claims administrator. The self-insurance accruals are influenced by our past claims experience factors, for which we have a limited history, and by published industry development factors. If we experience insurance claims or costs above or below our historically evaluated levels, our estimates could be materially affected. The frequency and amount of claims or incidents could vary significantly over a period of time, which could materially affect our self-insurance liabilities. Additionally, the actual costs to settle the self-insurance liabilities could materially differ from the original estimates.

Accounting for landfills. Our adoption of SFAS No. 143 on January 1, 2003 resulted in a significant change to our accounting policies for landfill closure and post-closure obligations. See discussion below under "New Accounting Pronouncements" for additional information and analyses of the impact that adopting SFAS No. 143 had on our balance sheet, and is expected to have on our results of operations for the year ending December 31, 2003.

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

     Landfill development costs. Landfill development costs include the costs of acquisition, construction associated with excavation, liners, site berms, groundwater monitoring wells and leachate collection systems. We estimate the total costs associated with developing each landfill site to its final capacity. Total landfill costs include the development costs associated with "deemed" permitted airspace. Deemed permitted airspace is described below. Landfill development costs are dependent upon future events and thus actual costs could vary significantly from our estimates. Material differences between estimated and actual development costs may affect our cash flows by increasing our capital expenditures and thus affect our results of operations by increasing our landfill depletion expense.

     Closure and post-closure obligations. We reserve for estimated closure and post-closure maintenance obligations at the landfills we own and certain landfills that we operate, but do not own, under life-of-site operating contracts. We could have additional material financial obligations relating to closure and post-closure costs at other disposal facilities that we currently own or operate or that we may own or operate in the future. We calculate landfill closure and post-closure liabilities by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure using an inflation rate of 3% and discounting the inflated total to its present value using an 8.5% discount rate. A 1.0 percentage point increase in the inflation rate we currently use would increase our landfill depletion and accretion expense by $0.3 million in 2003. A 1.0 percentage point decrease in the discount rate we currently use would increase our landfill depletion and accretion expense by $0.2 million in 2003. The resulting closure and post-closure obligation is recorded on the balance sheet as an addition to site costs and amortized as depletion expense as the landfill's total airspace is consumed. Significant reductions in our estimates of the remaining lives of our landfills or significant increases in our estimates of the landfill closure and post-closure costs could have a material adverse effect on our financial condition and results of operations.

     Disposal capacity. Our internal and third-party engineers perform surveys at least annually to estimate the remaining disposal capacity at our landfills. Our landfill depletion rates are based on the remaining disposal capacity, considering both permitted and deemed permitted airspace, at the landfills that we own and at the landfills that we operate, but do not own, under life-of-site operating contracts. Deemed permitted airspace consists of additional disposal capacity being pursued through means of an expansion. Deemed permitted airspace that meets certain internal criteria is included in our estimate of total landfill airspace. Our internal criteria to determine when deemed permitted airspace may be included as disposal capacity is as follows:

     (1) The land where the expansion is being sought is contiguous to the current disposal site, and we either own it or have an option to purchase it;
     (2) Total development costs and closure/post-closure costs have been determined;
     (3) Internal personnel have performed a financial analysis of the proposed expansion site and have determined that it has a positive financial and operational impact;
     (4) Internal or external personnel are actively working to obtain the necessary approvals to obtain the landfill expansion permit;

     (5) We consider it probable that we will achieve the expansion. For a pursued expansion to be considered probable, there must be no significant known technical, legal, community, business, or political restrictions or similar issues existing that could impair the success of the expansion; and
     (6) The land where the expansion is being sought has the proper zoning or proper zoning can readily be obtained.


We may be unsuccessful in obtaining permits for deemed permitted disposal capacity at our landfills. If we are unsuccessful in obtaining permits for deemed permitted disposal capacity, we will charge the previously capitalized development costs to expense. This will adversely affect our operating results and cash flows and could result in greater landfill depletion expense being recognized on a prospective basis.

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

Impairment of intangible assets. We periodically evaluate acquired assets for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on regulatory factors, market conditions, anticipated cash flows and operational performance of our acquired assets. Future events could cause us to conclude that impairment indicators exist and that goodwill or other intangibles associated with our acquired businesses are impaired. Any resulting impairment loss could reduce our net worth and have a material adverse effect on our financial condition and results of operations. Additionally, our credit agreement contains a covenant requiring us to maintain a minimum funded debt-to-capitalization ratio, and net worth is one of the components of capitalization. A reduction in net worth, therefore, if substantial, could limit the amount that we can borrow under our credit agreement and any failure to comply with the agreement could result in an event of default under the credit agreement. As of June 30, 2003, goodwill and intangible assets represented 46.4% of our total assets.

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

GENERAL

Our revenues consist mainly of fees we charge customers for solid waste collection, transfer, disposal and recycling services. Our collection business also generates revenues from the sale of recyclable commodities, which have significant price variability. A large part of our collection revenues comes from providing commercial, industrial and residential services. We frequently perform these services under service agreements or franchise agreements with counties or municipal contracts. Our existing franchise agreements and all of our existing municipal contracts give us the exclusive right to provide specified waste services in the specified territory during the contract term. These exclusive arrangements are awarded, at least initially, on a competitive bid basis and subsequently on a bid or negotiated basis. We also provide residential collection services on a subscription basis with individual households. Approximately 50% of our revenues for the three and six months ended June 30, 2003 were derived from market areas where services are provided predominantly under exclusive franchise agreements, long-term municipal contracts and governmental certificates. Governmental certificates grant us perpetual and exclusive collection rights in the covered areas. Contracts with counties and municipalities and governmental certificates provide relatively consistent cash flow during the terms of the contracts. Because we bill most residential customers quarterly, subscription agreements also provide a stable source of revenues for us. Our collection business also generates revenues from the sale of recyclable commodities.

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

Costs of operations include labor, tipping fees paid to third-party disposal facilities, equipment maintenance and worker's compensation and vehicle insurance and claims expense, third-party transportation expense, fuel, the cost of materials we purchase for recycling, district and state taxes and host community fees and royalties. In 2002, we increased our scope of self-insurance, becoming primarily self-insured for general liability, workers' compensation and automobile liability. Previously, we were primarily self-insured only for automobile collision and employee group health claims. The frequency and amount of claims or incidents for the areas in which we are primarily self-insured could vary significantly from quarter to quarter and/or year to year, resulting in increased volatility of our cost of operations. As of June 30, 2003, we owned and/or operated 29 transfer stations, which reduce our costs by allowing us to use collection personnel and equipment more efficiently and by consolidating waste to reduce transportation costs to remote sites and gain more favorable disposal rates that may be available for larger quantities of waste.

Selling, general and administrative ("SG&A") expenses include management, clerical and administrative compensation overhead costs associated with our marketing and sales force, professional services and community relations expense.

Depreciation expense includes depreciation of fixed assets over their estimated useful lives using the straight-line method. Depletion expense includes depletion of landfill site costs and total future development costs as remaining airspace of the landfill is consumed. Remaining airspace at our landfills includes both permitted and deemed permitted airspace. Amortization expense includes the amortization of definite-lived intangible assets, consisting primarily of long-term franchise agreements and contracts and non-competition agreements, over their estimated useful lives using the straight-line method. Goodwill and indefinite-lived intangible assets, consisting primarily of certain perpetual rights to provide solid waste collection and transportation services in specified territories, are not amortized.

At June 30, 2003, we had 288.2 million tons of permitted remaining airspace capacity and 44.9 million tons of deemed probable expansion airspace capacity at our 20 owned and operated landfills and three landfills operated, but not owned, under life-of-site operating contracts.

The disposal tonnage that we received in the six months ended June 30, 2002 and 2003 at all of our landfills is shown below (tons in thousands):

                                  JUNE 30, 2002             JUNE 30, 2003
                              ---------------------     ---------------------
                               NUMBER       TOTAL        NUMBER       TOTAL
                              OF SITES       TONS       OF SITES       TONS
                              --------     --------     --------     --------
Owned and operated landfills        20        2,408           20        2,426
Operated landfills                   8          337            7          366
Operated landfills under
  life-of-site contracts             2          171            3          234
                              --------     --------     --------     --------
                                    30        2,916           30        3,026
                              ========     ========     ========     ========

We capitalize some third-party expenditures related to pending acquisitions or development projects, such as legal, engineering and interest expenses. We expense indirect acquisition costs, such as executive and corporate overhead, public relations and other corporate services, as we incur them. We charge against net income any unamortized capitalized expenditures and advances (net of any portion that we believe we may recover, through sale or otherwise) that may become impaired, such as those that relate to any operation that is permanently shut down and any pending acquisition or landfill development project that we believe will not be completed. We routinely evaluate all capitalized costs, and expense those related to projects that we believe are not likely to succeed. At June 30, 2003, we had less than $0.1 million in capitalized interest related to landfill development projects and $0.5 million in capitalized expenditures relating to pending acquisitions. We own undeveloped property in Harper County, Kansas where we are seeking permits to construct and operate a Subtitle D landfill. In 2002, we received a special use permit from Harper County for zoning the landfill and in 2003 we received a draft permit from the Kansas Department of Health and Environment to construct and operate the landfill. In July 2003, the District Court of Harper County invalidated the previously issued zoning permit. We have appealed the District Court's decision to invalidate the zoning permit. The Kansas Department of Health and Environment has notified us that it will not issue a final permit to construct and operate the landfill until the zoning matter is resolved. At June 30, 2003, we had $3.4 million of capitalized expenditures related to this landfill development project. Based on the advice of counsel, we believe that we will prevail in this matter and do not believe that an impairment of the capitalized expenditures exists. If we do not prevail on appeal, however, we will be required to expense in a future period the $3.4 million of capitalized expenditures, less the recoverable value of the undeveloped property, which would likely have a material adverse effect on our reported income for that period.

We continually evaluate the value and future benefits of our intangible assets, including goodwill. We assess the recoverability from future operations using cash flows and income from operations of the related acquired businesses as measures. Under this approach, the carrying value is reduced if it becomes probable that our best estimate for expected future cash flows of the related business would be less than the carrying amount of the intangible assets. As of June 30, 2003, there have been no adjustments to the carrying amounts of intangibles, including goodwill, resulting from these evaluations. As of June 30, 2003, goodwill and other intangible assets represented approximately 46.4% of total assets and 121.1% of stockholders' equity.

NEW ACCOUNTING PRONOUNCEMENTS

For a description of the new accounting standards that affect us, see Note 2 to our Condensed Consolidated Financial Statements included under Item 1 of this Form 10-Q.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2003

The following table sets forth items in Waste Connections' consolidated statement of operations as a percentage of revenues for the periods indicated.

                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                     JUNE 30,                  JUNE 30,
                              ---------------------     ---------------------
                                2002         2003         2002         2003
                              --------     --------     --------     --------
Revenues                         100.0%       100.0%       100.0%       100.0%
Cost of operations                56.3         55.8         56.2         55.8
Selling, general and
  administrative expenses          9.7          9.5          9.3          9.8
Depreciation and
  amortization expense             7.9          8.1          7.8          8.2
                              --------     --------     --------     --------
Operating income                  26.1         26.6         26.7         26.2

Interest expense, net             (6.1)        (5.6)        (6.5)        (5.9)
Other expense, net                (0.2)        (0.1)        (0.3)        (0.1)
Minority interests                (1.9)        (1.9)        (1.8)        (1.8)
Income tax expense                (6.7)        (7.0)        (6.8)        (6.8)
Cumulative effect of change
  in accounting principle           --           --           --          0.1
                              --------     --------     --------     --------
Net income                        11.2%        12.0%        11.3%        11.7%
                              ========     ========     ========     ========

Revenues. Total revenues increased $10.8 million, or 8.4%, to $138.9 million for the three months ended June 30, 2003 from $128.1 million for the three months ended June 30, 2002. The increase in revenues in the three months ended June 30, 2003 resulted from the full-quarter inclusion of revenues from acquisitions closed during the three months ended June 30, 2002 and the inclusion of revenues from acquisitions closed subsequent to June 30, 2002, which together totaled approximately $10.5 million. Of the remaining change in revenues, improved recyclable commodity prices increased revenues by $0.5 million, and price and volume changes in our existing business resulted in a net revenue decline of $0.2 million. This decline was primarily the result of competitive pressures, reduced special waste and transfer station volumes in certain markets and the loss of certain municipal contracts that expired subsequent to June 30, 2002 and were not renewed, partially offset by increased prices charged to our customers.

Revenues for the six months ended June 30, 2003 increased $33.5 million, or 14.3%, to $267.3 million from $233.8 million for the six months ended June 30, 2002. The increase in revenues in the six months ended June 30, 2003 resulted from the full-quarter inclusion of revenues from acquisitions closed during the six months ended June 30, 2002 and the inclusion of revenues from acquisitions closed subsequent to June 30, 2002, which together totaled approximately $33.2 million. Of the remaining change in revenues, improved recyclable commodity prices increased revenues by $1.5 million and price and volume changes in our existing business resulted in a net revenue decline of $1.1 million. This decline was primarily the result of competitive pressures, reduced special waste and transfer station volumes in certain markets, severe winter weather conditions encountered at some of our operations during the first quarter of 2003 and the loss of certain municipal contracts that expired subsequent to June 30, 2002 and were not renewed, partially offset by increased prices charged to our customers.

Cost of Operations. Total cost of operations increased $5.3 million, or 7.3%, to $77.4 million for the three months ended June 30, 2003 from $72.2 million for the three months ended June 30, 2002. Cost of operations for the six months ended June 30, 2003 increased $17.7 million, or 13.5%, to $149.2 million from $131.5 million for the six months ended June 30, 2002. The increases were primarily attributable to acquisitions closed over the balance of 2002 and the first six months of 2003, partially offset by reduced insurance costs associated with the high deductible insurance program we implemented in August 2002.

Cost of operations as a percentage of revenues decreased 0.5 percentage points to 55.8% for the three months ended June 30, 2003 from 56.3% for the three months ended June 30, 2002. Cost of operations as a percentage of revenues for the six months ended June 30, 2003 decreased 0.4 percentage points to 56.2% from 55.8% for the six months ended June 30, 2002. The decreases as a percentage of revenues were primarily attributable to price increases, reduced insurance costs, and improved operations at certain locations, partially offset by the decline in higher margin one-time projects and the mix of revenues associated with acquisitions closed over the balance of 2002 and the first six months of 2003, which had operating margins below our company average.

SG&A. SG&A expenses increased $0.7 million, or 5.7%, to $13.2 million for the three months ended June 30, 2003 from $12.5 million for the three months ended June 30, 2002. SG&A expenses for the six months ended June 30, 2003 increased $4.2 million, or 19.2%, to $26.1 million from $21.9 million for the six months ended June 30, 2002. Our SG&A expenses for the three and six months ended June 30, 2003 increased from the prior year periods as a result of additional personnel from acquisitions closed over the balance of 2002 and the first six months of 2003, additional corporate, regional and district level overhead, increased legal expenses, increased management information system expenses incurred to support our administrative activities and additional stock compensation expense related to the issuance of restricted stock to district-level personnel in May 2002, net of the incurrence in the three months ended June 30, 2002 of $1.3 million of one-time employment expenses, which included $0.6 million of stock compensation expense, associated with the termination of our search for a chief operating officer and the hiring of two new corporate officers.

SG&A as a percentage of revenues decreased 0.2 percentage points to 9.5% for the three months ended June 30, 2003 from 9.7% for the three months ended June 30, 2002. The decrease was due to the incurrence in the three months ended June 30, 2002 of $1.3 million of employment expense that did not recur in 2003, partially offset by percentage of revenue increases in corporate overhead, legal expenses, management information system expense and stock compensation expense. SG&A as a percentage of revenues for the six months ended June 30, 2003 increased 0.5 percentage points to 9.8% from 9.3% for the six months ended June 30, 2002. The increase was due to percentage of revenue increases in corporate overhead, legal expenses, management information system expense and stock compensation expense, partially offset by the $1.3 million of employment expense incurred in 2002 that did not recur in 2003.

Depreciation and Amortization. Depreciation and amortization expense increased $1.2 million, or 11.9%, to $11.3 million for the three months ended June 30, 2003 from $10.1 million for the three months ended June 30, 2002. Depreciation and amortization expenses for the six months ended June 30, 2003 increased $3.8 million, or 20.7%, to $21.9 million from $18.1 million for the six months ended June 30, 2002. The increase was primarily attributable to depreciation and depletion associated with acquisitions closed over the balance of 2002 and the first six months of 2003 and increased depreciation expense resulting from new equipment acquired to support our base operations, partially offset by decreased depletion expense at landfills acquired prior to 2002 due to decreased landfill volumes.

Depreciation and amortization as a percentage of revenues increased 0.2 percentage points to 8.1% for the three months ended June 30, 2003 from 7.9% for the three months ended June 30, 2002. Depreciation and amortization as a percentage of revenues for the six months ended June 30, 2002 increased 0.4 percentage points to 8.2% from 7.8% for the six months ended June 30, 2002. The increases in depreciation and amortization as a percentage of revenues were the result of depreciation expense associated with new equipment acquired subsequent to June 30, 2002, which had depreciation rates that were in excess of our historical average.

Operating Income. Operating income increased $3.6 million, or 10.9%, to $37.0 million for the three months ended June 30, 2003 from $33.4 million for the three months ended June 30, 2002. Operating income for the six months ended June 30, 2003 increased $7.8 million, or 12.5%, to $70.2 million from $62.4 million for the six months ended June 30, 2002. The increases were primarily attributable to the growth in revenues and the incurrence of $1.3 million of employment expenses in 2002 that did not recur in 2003, partially offset by increased operating costs and recurring SG&A expenses to support the revenue growth and increased depreciation and amortization expenses.

Operating income as a percentage of revenues increased 0.5 percentage points to 26.6% for the three months ended June 30, 2003 from 26.1% for the three months ended June 30, 2002. The increase was due to the incurrence in the three months ended June 30, 2002 of $1.3 million of employment expenses that did not recur in 2003 and improved gross margins, partially offset by increased recurring SG&A expenses and increased depreciation expenses.

Operating income as a percentage of revenues for the six months ended June 30, 2003 decreased 0.5 percentage points to 26.2% from 26.7% for the six months ended June 30, 2002. The decrease resulted from increased recurring SG&A expenses and increased depreciation expenses, partially offset by improved gross margins and the incurrence in 2002 of $1.3 million of employment expenses that did not recur in 2003.

Interest Expense. Interest expense was relatively unchanged at $7.8 million for the three months ended June 30, 2002 and 2003. Interest expense for the six months ended June 30, 2003 increased $0.7 million, or 4.6%, to $15.8 million from $15.1 million for the six months ended June 30, 2002. The increase for the six months ended June 30, 2003 was primarily attributable to higher debt levels incurred to fund our acquisitions, partially offset by lower interest rates on our floating rate borrowings.

Other Income (Expense). Other income (expense) was unchanged at a total of $(0.2) million for the three months ended June 30, 2002 and 2003. Other expense decreased from an expense total of $(0.6) million for the six months ended June 30, 2002 to an expense total of ($0.2) million for the six months ended June 30, 2002. The primary components of other expense are net losses incurred on the disposal of certain assets.

Minority Interests. Minority interests increased $0.1 million, or 5.0%, to $2.6 million for the three months ended June 30, 2003, from $2.5 million for the three months ended June 30, 2002. Minority interests increased $0.6 million, or 15.1%, to $4.9 million for the six months ended June 30, 2003, from $4.2 million for the six months ended June 30, 2002. The increases in minority interests were due to increased earnings by our majority-owned subsidiaries.

Provision for Income Taxes. Income taxes increased $1.2 million, or 13.6%, to $9.8 million for the three months ended June 30, 2003, from $8.6 million for the three months ended June 30, 2002. Income taxes increased $2.3 million, or 14.6%, to $18.2 million for the six months ended June 30, 2003, from $15.9 million for the six months ended June 30, 2002. These increases were due to increased pre-tax earnings, partially offset by a 0.5 percentage point reduction in our effective tax rate due to the reduction in our blended state tax rate. The effective income tax rate for the three and six months ended June 30, 2003 was 37.0%, which is above the federal statutory rate of 35.0% primarily due to state and local taxes.

Cumulative Effect of Change in Accounting Principle. Cumulative effect of change in accounting principle consists of a $0.3 million gain, net of tax effects, resulting from our adoption of SFAS No. 143 on January 1, 2003. Our adoption of SFAS No. 143 required us to record a cumulative change in accounting for landfill closure and post-closure obligations retroactively to the date of the acquisition of each landfill.

Net Income. Net income increased $2.3 million, or 16.0%, to $16.6 million for the three months ended June 30, 2003, from $14.3 million for the three months ended June 30, 2002. The increase was primarily attributable to increased operating income and a reduction in our effective tax rate.

Net income increased $4.8 million, or 18.2%, to $31.3 million for the six months ended June 30, 2003, from $26.5 million for the six months ended June 30, 2002. The increase was primarily attributable to increased operating income and a reduction in our effective tax rate, partially offset by increased interest and minority interest expense.

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

As of June 30, 2003, we had a working capital deficit of $18.5 million, including cash and equivalents of $6.0. million. Our working capital deficit decreased $4.5 million from $23.0 million at December 31, 2002, due primarily to using cash generated from operations to pay $8.4 million of accrued acquisition-related liabilities. Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements to reduce our indebtedness under our credit facility and to minimize our cash balances.

We have a $435 million revolving credit facility with a syndicate of banks for which Fleet Boston Financial Corp. acts as agent. As of June 30, 2003, we had an aggregate of $197.0 million outstanding under the credit facility, exclusive of stand-by letters of credit. The credit facility allows us to issue up to $80 million in stand-by letters of credit, which reduce the amount of total borrowings available under the credit facility. As of June 30, 2003, we had $23.6 million of outstanding letters of credit issued under the credit facility. Thus, at June 30, 2003 we had approximately $214.4 million in borrowing capacity available under our credit facility. Virtually all of our assets, including our interest in the equity securities of our subsidiaries, secure our obligations under the credit facility. The credit facility matures in 2005 and bears interest at a rate per annum equal to, at our discretion, either the Fleet National Bank Base Rate plus applicable margin, or the LIBOR rate plus applicable margin. The credit facility places certain business, financial and operating restrictions on Waste Connections relating to, among other things, incurring additional indebtedness, investments, acquisitions, asset sales, mergers, dividends, distributions, and repurchases and redemption of capital stock. The credit facility also requires us to maintain the following financial covenants: (i) an interest coverage ratio; (ii) funded debt to EBITDA; (iii) senior funded debt to EBITDA; (iv) funded debt to capitalization; and (v) profitable operations, all as defined in the credit facility solely for the purpose of determining compliance with the covenants. The interest coverage ratio requires that at the end of any fiscal quarter we will not permit the ratio of (A) our consolidated net income plus interest expense and income taxes ("EBIT") for the four fiscal quarters then ending to (B) consolidated total interest expense for such period, to be less than 2 to 1. The funded debt to EBITDA covenant requires that at the end of any fiscal quarter, we will not permit the ratio of (A) all funded debt to (B) EBIT plus depreciation and amortization expense ("EBITDA") for the four fiscal quarters then ending to exceed 4.25 to 1. The senior funded debt to EBITDA covenant requires that at the end of any fiscal quarter, we will not permit the ratio of (A) all senior funded debt to (B) EBITDA for the four fiscal quarters then ending to exceed 3.25 to 1. The funded debt to capitalization covenant requires that at the end of any fiscal quarter we will not permit the ratio of (A) funded debt to (B) the sum of funded debt plus consolidated net worth to exceed 65%. The profitable operations covenant requires that at the end of any fiscal quarter we will not permit consolidated net income to be less than $1.00. As of June 30, 2003, we were in compliance with all covenants under our credit facility. The credit facility also requires the lenders' approval of acquisitions in certain circumstances. We use the credit facility for acquisitions, capital expenditures, working capital, standby letters of credit and general corporate purposes. If we are unable to incur additional indebtedness under our credit facility or obtain additional capital through future debt or equity financings, our rate of growth through acquisitions may decline.

As of June 30, 2003, we had the following contractual obligations and commercial commitments (in thousands):

                                                           PAYMENTS DUE BY PERIOD
                                    ----------------------------------------------------------------------
CONTRACTUAL                                        LESS THAN
OBLIGATIONS                            TOTAL         1 YEAR      1 TO 3 YEARS   4 TO 5 YEARS   OVER 5 YEARS
-----------                         ----------     ----------     ----------     ----------     ----------
Long-term debt (1)                  $  562,474     $    5,309     $  354,212     $    4,356     $  198,597
Operating leases                        24,467          3,408          5,749          3,945         11,365
Unconditional purchase obligations       3,901          3,901             --             --             --
                                    ----------     ----------     ----------     ----------     ----------
Total contractual cash obligations  $  590,842     $   12,618     $  359,961     $    8,301     $  209,962
                                    ==========     ==========     ==========     ==========     ==========

(1) Long-term debt payments include $197.0 million due in 2005 under our credit facility. As of June 30, 2003, our credit facility allows us to borrow up to $435 million.

                                                  AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                    ----------------------------------------------------------------------
CONTRACTUAL                                        LESS THAN
COMMITMENTS                            TOTAL         1 YEAR      1 TO 3 YEARS   4 TO 5 YEARS   OVER 5 YEARS
-----------                         ----------     ----------     ----------     ----------     ----------
Standby letters of credit           $   23,635     $   23,635     $       --     $       --     $       --
Financial surety bonds (2)              76,045         71,709          4,336             --             --
                                    ----------     ----------     ----------     ----------     ----------
Total commercial commitments        $   99,680     $   95,344     $    4,336     $       --     $       --
                                    ==========     ==========     ==========     ==========     ==========

Our commercial commitments consist of financial assurance instruments issued in the normal course of business and are not debt of Waste Connections. Since we have no current liability for these financial assurance instruments, they are not reflected in the accompanying Condensed Consolidated Balance Sheets. The underlying obligations of our financial assurance instruments would be valued and recorded in the Condensed Consolidated Balance Sheets if it were probable that we would be unable to perform our obligations under the financial assurance contracts. We do not expect this to occur.

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

     At June 30, 2003, we had provided customers and various regulatory authorities with surety bonds in the aggregate amount of approximately $47.9 million to secure our landfill closure and post-closure requirements and $27.1 million to secure performance under collection contracts and landfill operating agreements. These surety bonds were issued by our current surety bond underwriters under non-binding commitments. These non-binding commitments do not have a stated expiration date; however, individual bonds issued typically have a term of one year. If our current bond underwriters are unwilling to issue additional bonds under the current non-binding commitments, renew existing bonds upon expiration, or increase their total commitment upon reaching the maximum issuance amount under the current non-binding commitments, or if we are unable to obtain surety bonds through new underwriters as such needs arise, we would need to arrange other means of financial assurance, such as a cash trust or a letter of credit, to secure contract performance or meet closure and post-closure requirements. While such alternate financial assurance has been readily available, it may result in additional expense or capital outlays.

For the six months ended June 30, 2003, net cash provided by operations was approximately $73.7 million. Of this, $5.7 million was provided by working capital for the period. The remaining components of the reconciliation of net income to net cash provided by operations for the six months ended June 30, 2003 consist of non-cash expenses including $21.8 million of depreciation and amortization, $4.9 million of minority interest expense and $1.2 million of debt issuance cost amortization, and the deferral of $9.1 million of income tax expense resulting from timing differences between the recognition of income and expenses for financial reporting and tax. .

For the six months ended June 30, 2003, net cash used in investing activities was $53.0 million. Of this, $21.1 million was used to fund the cash portion of acquisitions and to pay a portion of acquisition costs that were included as a component of accrued liabilities at December 31, 2002. Cash used for capital expenditures was $30.8 million, which was primarily for investments in fixed assets, consisting of trucks, containers, other equipment and landfill development. Other cash outflows from investing activities include $1.9 million of restricted cash funding for our landfill closure and post-closure obligations.

For the six months ended June 30, 2003, net cash used in financing activities was $18.8 million, which included $21.2 million of net repayments under our various debt arrangements and $4.6 million of cash distributions to minority interest holders, less $7.1 million of proceeds from stock option and warrant exercises.

We made approximately $30.8 million in capital expenditures during the six months ended June 30, 2003. We expect to make capital expenditures of approximately $60.0 million in 2003 in connection with our existing business. We intend to fund our planned 2003 capital expenditures principally through existing cash, internally generated funds, and borrowings under our existing credit facility. In addition, we may make substantial additional capital expenditures in acquiring solid waste collection and disposal businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity. We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities. We believe that our credit facility and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future.

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

In May 2003, we entered into two forward-starting interest rate swap agreements. Each interest rate swap agreement has a notional amount of $87.5 million and effectively fixes the interest rate on the notional amount at interest rates ranging from 2.67% to 2.68%, plus applicable margin. The effective date of the swap agreements is February 2004 and each swap agreement expires in February 2007.

At June 30, 2003, we had two additional interest rate swap agreements that expire in 2003. The first swap agreement effectively fixes the interest rate on a notional amount of $125 million at 6.17%, plus applicable margin. The second interest rate swap agreement effectively fixes the interest rate on a notional amount of $15 million at 7.01%, plus applicable margin.

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our market risk sensitive hedge positions and all other debt. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. We are exposed to cash flow risk due to changes in interest rates with respect to the $57.0 million remaining floating rate balance owed under our credit facility, $175 million of our Floating Rate Convertible Subordinated Notes due 2022, $8.5 million of floating rate debt under various notes payable to third parties and floating rate municipal bond obligations of approximately $8.9 million. A one percentage point increase in interest rates on our variable-rate debt as of June 30, 2003 would decrease our annual pre-tax income by approximately $2.5 million. All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations.

We market a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals. We own and operate 18 recycling processing facilities and sell other collected recyclable materials to third parties for processing before resale. We often share the profits from our resale of recycled materials with other parties to our recycling contracts. For example, certain of our municipal recycling contracts in Washington, negotiated before we acquired those businesses, specify benchmark resale prices for recycled commodities. If the prices we actually receive for the processed recycled commodities collected under the contract exceed the prices specified in the contract, we share the excess with the municipality, after recovering any previous shortfalls resulting from actual market prices falling below the prices specified in the contract. To reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties. Although there can be no assurance of market recoveries in the event of a decline, because of the provisions within certain of our contracts that pass commodity risk along to the customers, we believe, given historical trends and fluctuations in the recycling commodities market, that a 10% decrease in average recycled commodity prices from the prices that were in effect at June 30, 2003 would not materially affect our cash flows or pre-tax income.

ITEM 4.  CONTROLS AND PROCEDURES

The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2003. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See "Legal Proceedings" in our quarterly report on Form 10-Q for the quarter ended March 31, 2003.

Additionally, we are a party to various legal proceedings in the ordinary course of business and as a result of the extensive governmental regulation of the solid waste industry. Our management does not believe that these proceedings, either individually or in the aggregate, are likely to have a material adverse effect on our business, financial condition, operating results or cash flows.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of stockholders was held on May 23, 2003.

Michael W. Harlan was elected as director by the votes indicated:

         Total Votes For:             25,123,075

         Total Votes Withheld:           994,293

William J. Razzouk was elected as director by the votes indicated:

         Total Votes For:             25,123,440

         Total Votes Withheld:           993,928

The terms for Messrs. Harlan and Razzouk expire on the date of the annual meeting in 2006.

The following proposal was adopted at the annual meeting by the votes indicated:

To ratify the appointment of Ernst & Young LLP as independent auditors for Waste Connections for the year 2003:

         Total Votes For:             25,656,755

         Total Votes Against:            443,109

         Total Votes Abstained:           17,504

The following proposal was defeated at the annual meeting because it failed to receive votes in favor of the proposal equal to or greater than a majority of the 28,152,853 shares of common stock outstanding on the record date of the annual meeting:

To approve the amendment of our Certificate of Incorporation to increase the authorized number of shares of common stock from 50,000,000 to 150,000,000 shares:

         Total Votes For:             13,924,013

         Total Votes Against:         12,171,492

         Total Votes Abstained:           21,863

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.  Exhibits:

             Exhibit
             Number                    Description of Exhibits
             ------                    -----------------------

              10.1 Employment Agreement between Waste Connections, Inc. and David G. Eddie

              10.2 Employment Agreement between Waste Connections, Inc. and Worthing F. Jackman

              31       Certifications

              32 Certificate of Chief Executive Officer and Chief Financial Officer



         b.  Reports on Form 8-K:

             On April 23, 2003, we filed a report on Form 8-K announcing the results of our earnings for the first quarter of 2003.

             On April 29, 2003, we filed a report on Form 8-K announcing new appointments to our executive management team.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                                WASTE CONNECTIONS, INC.



                                                BY: /s/ Ronald J. Mittelstaedt
                                                    ----------------------------
Date:  August 13, 2003                              Ronald J. Mittelstaedt,
                                                    President and Chief
                                                    Executive Officer




                                                BY: /s/ Steven F. Bouck
                                                    ----------------------------
Date:  August 13, 2003                              Steven F. Bouck,
                                                    Executive Vice President and
                                                    Chief Financial Officer