Form 10-Q
period 2003-09-30
WASTE CONNECTIONS INC/DE
filed 2003-11-03
CIK 1057058

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



FOR THE QUARTER ENDED SEPTEMBER 30, 2003             COMMISSION FILE NO. 0-23981





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

             As of October 17, 2003:         28,479,325 Shares of Common Stock

================================================================================

PART I - FINANCIAL INFORMATION


Item 1 - Financial Statements

         Condensed Consolidated Balance Sheets -
         December 31, 2002 and September 30, 2003

         Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2002 and 2003

         Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2003

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


Item 6 - Exhibits and Reports on Form 8-K



Signatures

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                             WASTE CONNECTIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
               (In thousands, except share and per share amounts)




                                                                   DECEMBER 31,     SEPTEMBER 30,
ASSETS                                                                 2002              2003
                                                                   ------------      ------------
Current assets:
     Cash and equivalents                                          $      4,067      $      7,027
     Accounts receivable, less allowance for doubtful
         accounts of $2,509 and $2,564 at December 31,
         2002 and September 30, 2003, respectively                       63,488            72,034
     Prepaid expenses and other current assets                            8,652             9,904
                                                                   ------------      ------------
         Total current assets                                            76,207            88,965

Property and equipment, net                                             578,040           602,056
Goodwill, net                                                           548,975           587,277
Intangible assets, net                                                   33,498            63,271
Restricted cash                                                          11,314            16,605
Other assets, net                                                        13,848            17,431
                                                                   ------------      ------------
                                                                   $  1,261,882      $  1,375,605
                                                                   ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                              $     30,688      $     33,802
     Accrued liabilities                                                 45,905            47,601
     Deferred revenue                                                    19,016            23,057
     Current portion of long-term debt and notes payable                  3,646             8,118
                                                                   ------------      ------------
         Total current liabilities                                       99,255           112,578

Long-term debt and notes payable                                        578,481           613,632
Other long-term liabilities                                              14,813             6,304
Deferred income taxes                                                    94,543           108,603
                                                                   ------------      ------------
         Total liabilities                                              787,092           841,117

Commitments and contingencies
Minority interests                                                       23,078            22,947

Stockholders' equity:
Preferred stock: $0.01 par value; 7,500,000 shares
     authorized; none issued and outstanding                                 --                --
Common stock: $0.01 par value; 50,000,000 shares authorized;
     28,046,535 and 28,442,326 shares issued and outstanding
     at December 31, 2002 and September 30, 2003, respectively              280               284
Additional paid-in capital                                              332,705           340,890
Deferred stock compensation                                                (775)             (516)
Retained earnings                                                       123,498           171,804
Accumulated other comprehensive loss                                     (3,996)             (921)
                                                                   ------------      ------------
     Total stockholders' equity                                         451,712           511,541
                                                                   ------------      ------------
                                                                   $  1,261,882      $  1,375,605
                                                                   ============      ============

                             See accompanying notes.

                             WASTE CONNECTIONS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
               (In thousands, except share and per share amounts)



                                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                                       SEPTEMBER 30,                    SEPTEMBER 30,
                                              -----------------------------     -----------------------------
                                                  2002             2003             2002             2003
                                              ------------     ------------     ------------     ------------
Revenues                                      $    133,487     $    146,178     $    367,320     $    413,515
Operating expenses:
     Cost of operations                             75,467           82,407          206,956          231,655
     Selling, general and administrative            12,613           13,702           34,468           39,762
     Depreciation and amortization                  10,483           12,293           28,596           34,155
                                              ------------     ------------     ------------     ------------
Operating income                                    34,924           37,776           97,300          107,943

Interest expense                                    (7,861)          (8,002)         (22,999)         (23,838)
Other income (expense), net                           (162)              12             (743)            (155)
                                              ------------     ------------     ------------     ------------
Income before income tax provision and
  minority interests                                26,901           29,786           73,558           83,950

Minority interests                                  (2,585)          (2,932)          (6,821)          (7,807)
                                              ------------     ------------     ------------     ------------

Income before income tax provision                  24,316           26,854           66,737           76,143

Income tax provision                                (9,123)          (9,882)         (25,031)         (28,119)
                                              ------------     ------------     ------------     ------------
Income before cumulative effect of
  change in accounting principle                    15,193           16,972           41,706           48,024

Cumulative effect of change in
  accounting principle, net of tax
  expense of $166 (Note 2)                              --               --               --              282
                                              ------------     ------------     ------------     ------------
Net income                                    $     15,193     $     16,972     $     41,706     $     48,306
                                              ============     ============     ============     ============

Basic earnings per common share:
     Income before cumulative effect of
       change in accounting principle         $       0.55     $       0.60     $       1.51     $       1.70
     Cumulative effect of change in
       accounting principle                             --               --               --              .01
                                              ------------     ------------     ------------     ------------
     Net income per common share              $       0.55     $       0.60     $       1.51     $       1.71
                                              ============     ============     ============     ============

Diluted earnings per common share:
     Income before cumulative effect of
       change in accounting principle         $       0.51     $       0.56     $       1.43     $       1.60
     Cumulative effect of change in
       accounting principle                             --               --               --              .01
                                              ------------     ------------     ------------     ------------
     Net income per common share              $       0.51     $       0.56     $       1.43     $       1.61
                                              ============     ============     ============     ============

Shares used in the per share calculations:
     Basic                                      27,864,359       28,418,430       27,687,252       28,256,251
                                              ============     ============     ============     ============
     Diluted                                    32,410,607       32,950,955       32,224,692       32,804,077
                                              ============     ============     ============     ============

                             See accompanying notes.

                             WASTE CONNECTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)


                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                        -----------------------------------
                                                                            2002                   2003
                                                                        ------------           ------------
Cash flows from operating activities:
Net income                                                              $     41,706           $     48,306
Adjustments to reconcile net income to net cash provided
by operating activities:
    Loss (gain) on disposal of assets                                            (63)                   276
    Depreciation                                                              27,547                 33,034
    Amortization of intangibles                                                1,049                  1,120
    Deferred income taxes                                                     10,859                 14,060
    Minority interests                                                         6,821                  7,807
    Cumulative effect of change in accounting principle                           --                   (448)
    Amortization of debt issuance costs                                        1,606                  1,786
    Stock-based compensation                                                     763                    151
    Interest income on restricted cash                                          (507)                  (230)
    Net change in operating assets and liabilities,
      net of acquisitions                                                     12,101                  8,781
                                                                        ------------           ------------
Net cash provided by operating activities                                    101,882                114,643
                                                                        ------------           ------------

Cash flows from investing activities:
    Proceeds from disposal of assets                                           1,893                    907
    Payments for acquisitions, net of cash acquired                         (107,076)               (78,035)
    Capital expenditures for property and equipment                          (41,495)               (44,972)
    Net change in other assets                                                (1,134)                (6,283)
                                                                        ------------           ------------
Net cash used in investing activities                                       (147,812)              (128,383)
                                                                        ------------           ------------

Cash flows from financing activities:
    Proceeds from long-term debt                                             313,000                 88,940
    Principal payments on notes payable and long-term debt                  (264,997)               (72,350)
    Distributions to minority interest holders                                (5,145)                (7,938)
    Proceeds from option and warrant exercises                                 7,874                  8,124
    Debt issuance costs                                                       (6,443)                   (76)
                                                                        ------------           ------------
Net cash provided by financing activities                                     44,289                 16,700
                                                                        ------------           ------------

Net increase (decrease) in cash and equivalents                               (1,641)                 2,960
Cash and equivalents at beginning of period                                    7,279                  4,067
                                                                        ------------           ------------
Cash and equivalents at end of period                                   $      5,638           $      7,027
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

1.   BASIS OF PRESENTATION AND SUMMARY

The accompanying condensed consolidated financial statements relate to Waste Connections, Inc. and its subsidiaries (the "Company") as of September 30, 2003 and for the three and nine month periods ended September 30, 2002 and 2003. The consolidated financial statements of the Company include the accounts of Waste Connections, Inc. and its wholly-owned and majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The Company's consolidated balance sheet as of September 30, 2003, the consolidated statements of income for the three and nine months ended September 30, 2002 and 2003, and the consolidated statements of cash flows for the nine months ended September 30, 2002 and 2003 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented. The consolidated financial statements presented herein should be read in conjunction with the Company's annual report on Form 10-K for the year 2002.

Certain amounts reported in the Company's prior year financial statements have been reclassified to conform with the 2003 presentation.

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

The following is a reconciliation of the Company's closure and post-closure liability balance from December 31, 2002 to September 30, 2003:

     Closure and post-closure liability at December 31, 2002        $ 13,749
     Decrease in closure and post-closure liability from
       adopting SFAS No. 143                                          (9,142)
     Liabilities incurred                                                329
     Accretion expense                                                   325
                                                                    --------
     Closure and post-closure liability at September 30, 2003       $  5,261
                                                                    ========

Pro forma financial information to reflect the reported results of operations for the three and nine months ended September 30, 2002, as if SFAS No. 143 were adopted on January 1, 2002, is as follows:

                                                      THREE MONTHS  NINE MONTHS
                                                          ENDED       ENDED
                                                     SEPTEMBER 30, SEPTEMBER 30,
                                                          2002         2002
                                                       ----------   ----------
Net income as reported                                 $   15,193   $   41,706
Pro forma impact of applying SFAS No. 143, net of tax         146          223
                                                       ----------   ----------
Pro forma net income                                   $   15,339   $   41,929
                                                       ==========   ==========

Basic earnings per share as reported                   $     0.55   $     1.51
Pro forma impact of applying SFAS No. 143, net of tax          --           --
                                                       ----------   ----------
Pro forma basic earnings per share                     $     0.55   $     1.51
                                                       ==========   ==========

Diluted earnings per share as reported                 $     0.51   $     1.43
Pro forma impact of applying SFAS No. 143, net of tax         .01          .01
                                                       ----------   ----------
Pro forma diluted earnings per share                   $     0.52   $     1.44
                                                       ==========   ==========

The adoption of SFAS No. 143 did not materially impact the Company's results of operations for the three and nine months ended September 30, 2003.

At September 30, 2003, $11,268 of the Company's restricted cash balance was for purposes of settling future closure and post-closure liabilities.

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

FIN 45

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). It clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The objective of the initial measurement of the liability is to determine the fair value of the guarantee at its inception. The initial recognition and initial measurement provisions of FIN 45 were effective on a prospective basis to guarantees issued or modified after December 31, 2002, and the Company will record the fair value of future material guarantees, if any. The Company did not have any material guarantees at September 30, 2003.

FIN 46

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires that unconsolidated variable interest entities be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity's expected losses or residual benefits. The effective date for FIN 46 was deferred until December 31, 2003. The Company is continuing to assess the impact of FIN 46.

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

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement using a Black-Scholes option pricing model. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The following table summarizes the Company's pro forma net income and pro forma basic and diluted earnings per share for the three and nine months ended September 30, 2002 and 2003:

                                                THREE MONTHS ENDED            NINE MONTHS ENDED
                                                  SEPTEMBER 30,                 SEPTEMBER 30,
                                            -------------------------     -------------------------
                                               2002           2003           2002           2003
                                            ----------     ----------     ----------     ----------
Net income, as reported                     $   15,193     $   16,972     $   41,706     $   48,306
Add: stock-based employee compensation
   expense included in reported net
   income, net of related tax effects               52             61            477             96
Deduct: total stock-based employee
   compensation expense determined under
   fair value method for all awards, net
   of related tax effects                       (1,359)        (1,780)        (4,610)        (5,246)
                                            ----------     ----------     ----------     ----------
Pro forma net income                        $   13,886     $   15,253     $   37,573     $   43,156
                                            ==========     ==========     ==========     ==========
Earnings per share:
   Basic - as reported                      $     0.55     $     0.60     $     1.51     $     1.71
   Basic - pro forma                        $     0.50     $     0.54     $     1.36     $     1.53

   Diluted - as reported                    $     0.51     $     0.56     $     1.43     $     1.61
   Diluted - pro forma                      $     0.48     $     0.51     $     1.31     $     1.46

SFAS No. 149

In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". With certain exceptions, SFAS No. 149 was effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company's adoption of SFAS No. 149 did not have a material effect on its financial statements.

SFAS No. 150

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The Company's adoption of SFAS No. 150 did not have a material effect on its financial statements.
The minority interest holders of a majority-owned subsidiary of Waste Connections have a currently exercisable option (the put option) to require Waste Connections to complete the acquisition of this majority-owned subsidiary by purchasing their minority ownership interests for fair market value. The put option calculates the fair market value of the subsidiary based on its current EBITDA, as defined in the put option agreement. The put option does not have a stated termination date. At September 30, 2003, the minority interest holders' pro rata share of the subsidiary's fair market value is estimated to be worth between $60,000 and $75,000. Because the put is required at fair market value, no amounts have been accrued relative to the put option.

3.   LANDFILL ACCOUNTING

At September 30, 2003, the Company owned or operated under life-of-site operating contracts 25 landfills, and operated, but did not own, nine landfills under contracts with finite terms. The Company also owns one Subtitle D landfill site that is permitted for operation, but not constructed as of September 30, 2003. The Company's landfills have site costs with a net book value of $379,924 at September 30, 2003. With the exception of one owned landfill that only accepts construction and demolition waste, all landfills that the Company owns or operates are Subtitle D landfills. For the Company's nine landfills operated under contracts with finite terms, the owner of the property, generally a municipality, usually owns the permit and is generally responsible for closure and post-closure obligations. The Company is responsible for all closure and post-closure liabilities for five of the six operating landfills that it operates, but does not own, under life-of-site operating agreements.

Based on remaining permitted capacity as of September 30, 2003, and projected annual disposal volumes, the average remaining landfill life for the Company's owned and operated landfills and landfills operated, but not owned, under life-of-site operating contracts, is approximately 52 years. The remaining contract terms for the landfills that the Company operates under contracts with finite terms is one to 11 years.

Many of the Company's existing landfills have the potential for expanded disposal capacity beyond the amount currently permitted. The Company's internal and third-party engineers perform surveys at least annually to estimate the disposal capacity at its landfills. The Company's landfill depletion rates are based on the remaining disposal capacity, considering both permitted and deemed permitted airspace, at its owned and operated landfills and landfills operated, but not owned, under life-of-site operating contracts. Deemed permitted airspace consists of additional disposal capacity being pursued through means of an expansion. Deemed permitted airspace that meets certain internal criteria is included in the estimate of total landfill airspace. The Company's internal criteria to determine when deemed permitted airspace may be included as disposal capacity are as follows:

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

The Company is currently seeking to expand permitted capacity at five of its owned landfills and two landfills that it operates, but does not own, under life-of-site operating contracts, and considers the achievement of these expansions to be probable. Although the Company cannot be certain that all future expansions will be permitted as designed, the average remaining life, when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume, of the Company's owned and operated landfills and landfills operated, but not owned, under life-of-site operating contracts is 60 years, with lives ranging from six to 313 years.

The Company uses the units-of-production method to calculate the depletion rate at the landfills it owns and the landfills it operates, but does not own, under life-of-site operating contracts. This methodology divides the costs associated with acquiring, permitting and developing the entire landfill by the total remaining disposal capacity of that landfill. The resulting per unit depletion rate is applied to each ton of waste disposed at the landfill and is recorded as expense for that period. During the nine months ended September 30, 2002 and 2003, the Company expensed approximately $607 and $325, respectively, or an average of $0.15 and $0.08 per ton consumed, respectively, related to closure and post-closure accretion expense and $9,162 and $9,665, respectively, or an average of $2.28 and $2.30 per ton consumed, respectively, related to landfill depletion.

Landfill development costs include the costs of acquisition, construction associated with excavation, liners, site berms, groundwater monitoring wells and leachate collection systems. Estimated total future development costs of the Company's owned and operated landfills and landfills operated, but not owned, under life-of-site operating contracts were $342,796 at September 30, 2003.


4.   ACQUISITIONS

During the nine months ended September 30, 2003, the Company acquired 13 non-hazardous solid waste collection businesses, of which nine were acquired during the three months ended September 30, 2003. Aggregate consideration for the acquisitions, exclusive of debt assumed totaling $23,033, consisted of $72,602 in cash (net of cash acquired) and common stock warrants valued at $172. Additionally, the Company paid $5,433 during the nine months ended September 30, 2003 to settle acquisition-related liabilities accrued as of December 31, 2002, related to businesses acquired in 2002.

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

As of September 30, 2003, the Company had 23 acquisitions for which purchase price allocations were preliminary, mainly as a result of tax-related settlements. The Company believes the potential changes to its preliminary purchase price allocations will not have a material impact on its financial condition, results of operations or cash flows. A summary of the preliminary purchase price allocations for the acquisitions consummated in the nine months ended September 30, 2003 is as follows:

Acquired assets:
    Accounts receivable                                   $  5,799
    Prepaid expenses and other current assets                  851
    Restricted cash                                          4,026
    Property and equipment                                  21,625
    Goodwill                                                38,302
    Long-term franchise agreements and contracts            30,527
    Non-competition agreements                                 351
    Other long-term assets                                      60

Assumed liabilities:
    Accounts payable                                        (2,154)
    Accrued liabilities                                     (2,953)
    Deferred revenue                                          (833)
    Debt and other liabilities assumed                     (22,827)
                                                          --------
                                                          $ 72,774
                                                          ========

Goodwill and long-term franchise agreements and contracts acquired in the nine months ended September 30, 2003 totaling $37,032 and $28,575, respectively, is expected to be deductible for tax purposes.

5.   INTANGIBLE ASSETS

Intangible assets, exclusive of goodwill, consist of the following as of September 30, 2003:

                                       GROSS CARRYING  ACCUMULATED  NET CARRYING
                                           AMOUNT      AMORTIZATION     AMOUNT
                                         ----------     ----------    ----------
Amortizable intangible assets:
  Long-term franchise agreements
    and contracts                        $   45,080     $   (1,629)   $   43,451
  Non-competition agreements                  3,973         (2,408)        1,565
  Other, net                                  2,415           (870)        1,545
                                         ----------     ----------    ----------
                                             51,468         (4,907)       46,561

Nonamortized intangible assets:
  Indefinite-lived intangible assets         16,710             --        16,710
                                         ----------     ----------    ----------
Intangible assets, exclusive of goodwill $   68,178     $   (4,907)   $   63,271
                                         ==========     ==========    ==========


The weighted-average amortization periods of long-term franchise agreements and non-competition agreements acquired during the nine months ended September 30, 2003 are 37.4 years and 5 years, respectively.

Estimated future amortization expense for the next five years of amortizable intangible assets is as follows:

For the year ended December 31, 2003                            $ 1,698
For the year ended December 31, 2004                              1,986
For the year ended December 31, 2005                              1,840
For the year ended December 31, 2006                              1,592
For the year ended December 31, 2007                              1,501



6.   INVESTMENT IN UNCONSOLIDATED ENTITY

In August 2003, the Company paid $5,300 to acquire a 9.9% interest in a company that, among other activities, issues financial surety bonds to secure landfill closure and post-closure obligations for companies operating in the solid waste industry. The Company accounts for this investment under the cost method of accounting. At September 30, 2003, this investee company had written $17,815 of the Company's financial surety bonds for landfill closure and post-closure obligations. The Company's reimbursement obligations under these bonds are secured by a pledge of its stock in the investee company.


7.   LONG-TERM DEBT

In May 2003, the Company entered into two forward-starting interest rate swap agreements. Each interest rate swap agreement has a notional amount of $87,500 and effectively fixes the interest rate on the notional amount at interest rates ranging from 2.67% to 2.68%, plus applicable margin. The effective date of the swap agreements is February 2004 and each swap agreement expires in February 2007. These interest rate swap agreements are effective as cash flow hedges for a portion of the Company's variable rate debt. The notional amounts and all other significant terms of the swap agreements are matched to the provisions and terms of the variable rate debt being hedged achieving a highly effective hedge relationship.

8.   EARNINGS PER SHARE CALCULATION

The following table sets forth the numerator and denominator used in the computation of earnings per common share:

                                                              THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                   SEPTEMBER 30,
                                                         ----------------------------    ----------------------------
                                                             2002            2003            2002            2003
                                                         ------------    ------------    ------------    ------------
Numerator:
   Net income for basic earnings per share               $     15,193    $     16,972    $     41,706    $     48,306
   Interest expense on convertible subordinated
     notes due 2006, net of tax effects                         1,459           1,476           4,380           4,427
                                                         ------------    ------------    ------------    ------------
   Net income for diluted earnings per share             $     16,652    $     18,448    $     46,086    $     52,733
                                                         ============    ============    ============    ============
Denominator:
   Basic shares outstanding                                27,864,359      28,418,430      27,687,252      28,256,251
   Dilutive effect of convertible subordinated
     notes due 2006                                         3,944,775       3,944,775       3,944,775       3,944,775
   Dilutive effect of options and warrants                    601,473         585,730         592,665         599,585
   Dilutive effect of restricted stock                             --           2,020              --           3,466
                                                         ------------    ------------    ------------    ------------
   Diluted shares outstanding                              32,410,607      32,950,955      32,224,692      32,804,077
                                                         ============    ============    ============    ============


9.   COMPREHENSIVE INCOME

Comprehensive income includes changes in the fair value of interest rate swaps that qualify for hedge accounting. The difference between net income and comprehensive income for the three and nine months ended September 30, 2002 and 2003 is as follows:

                                                              THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                   SEPTEMBER 30,
                                                         ----------------------------    ----------------------------
                                                             2002            2003            2002            2003
                                                         ------------    ------------    ------------    ------------
Net income                                               $     15,193    $     16,972    $     41,706    $     48,306
Unrealized gain (loss) on interest rate swaps, net of
  tax benefit (expense) of $9 and $(1,154) for the three
  months ended September 30, 2002 and 2003, respectively,
  and $(337) and $(1,857) for the nine months ended
  September 30, 2002 and 2003, respectively                       (13)          1,963             149           3,075
                                                         ------------    ------------    ------------    ------------
Comprehensive income                                     $     15,180    $     18,935    $     41,855    $     51,381
                                                         ============    ============    ============    ============



The components of other comprehensive income and related tax effects for the three and nine months ended September 30, 2002 and 2003 are as follows:

                                                             THREE MONTHS ENDED SEPTEMBER 30, 2002
                                                         --------------------------------------------
                                                             GROSS        TAX EFFECT      NET OF TAX
                                                         ------------    ------------    ------------
Amounts reclassified into earnings                       $      1,588    $        595    $        992
Changes in fair value of interest rate swaps                   (1,609)           (604)         (1,005)
                                                         ------------    ------------    ------------
                                                         $        (21)   $         (9)   $        (13)
                                                         ============    ============    ============

                                                             THREE MONTHS ENDED SEPTEMBER 30, 2003
                                                         --------------------------------------------
                                                            GROSS         TAX EFFECT      NET OF TAX
                                                         ------------    ------------    ------------
Amounts reclassified into earnings                       $      1,842    $        682    $      1,160
Changes in fair value of interest rate swaps                    1,275             472             803
                                                         ------------    ------------    ------------
                                                         $      3,117    $      1,154    $      1,963
                                                         ============    ============    ============


                                                             NINE MONTHS ENDED SEPTEMBER 30, 2002
                                                         --------------------------------------------
                                                            GROSS         TAX EFFECT      NET OF TAX
                                                         ------------    ------------    ------------
Amounts reclassified into earnings                       $      4,683    $      1,756    $      2,927
Changes in fair value of interest rate swaps                   (4,197)         (1,419)         (2,778)
                                                         ------------    ------------    ------------
                                                         $        486    $        337    $        149
                                                         ============    ============    ============


                                                             NINE MONTHS ENDED SEPTEMBER 30, 2003
                                                         --------------------------------------------
                                                            GROSS         TAX EFFECT      NET OF TAX
                                                         ------------    ------------    ------------
Amounts reclassified into earnings                       $      5,379    $      1,990    $      3,389
Changes in fair value of interest rate swaps                     (447)           (133)           (314)
                                                         ------------    ------------    ------------
                                                         $      4,932    $      1,857    $      3,075
                                                         ============    ============    ============

The estimated net amount of the existing losses as of September 30, 2003 (based on the interest rate yield curve at that date) included in accumulated other comprehensive income expected to be reclassified into pre-tax earnings as payments are made under the terms of the interest rate swap agreements within the next 12 months is approximately $1,461. The timing of actual amounts reclassified into earnings is dependent on future movements in interest rates.


10.  COMMITMENTS AND CONTINGENCIES

The Company owns undeveloped property in Harper County, Kansas where it is seeking permits to construct and operate a Subtitle D landfill. In 2002, the Company received a special use permit from Harper County for zoning the landfill and in 2003 it received a draft permit from the Kansas Department of Health and Environment to construct and operate the landfill. In July 2003, the District Court of Harper County invalidated the previously issued zoning permit. The Company has appealed the District Court's decision to invalidate the zoning permit. The Kansas Department of Health and Environment has notified the Company that it will not issue a final permit to construct and operate the landfill until the zoning matter is resolved. At September 30, 2003, the Company had $3,600 of capitalized expenditures related to this landfill development project. Based on the advice of counsel, the Company believes that it will prevail in this matter and does not believe that an impairment of the capitalized expenditures exists. If the Company does not prevail on appeal, however, it will be required to expense in a future period the $3,600 of capitalized expenditures, less the recoverable value of the undeveloped property and other amounts recovered, which would likely have a material adverse effect on its reported income for that period.

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

OVERVIEW

Waste Connections, Inc. is an integrated solid waste services company that provides solid waste collection, transfer, disposal and recycling services in mostly secondary markets in the Western and Southeastern U.S. As of September 30, 2003, we served more than 1,000,000 commercial, industrial and residential customers from operations in Alabama, California, Colorado, Georgia, Illinois, Iowa, Kansas, Kentucky, New Mexico, Minnesota, Mississippi, Montana, Nebraska, Ohio, Oklahoma, Oregon, South Dakota, Tennessee, Texas, Utah, Washington, and Wyoming. As of that date, we owned 98 collection operations and operated or owned 36 transfer stations, operated or owned 34 Subtitle D landfills, owned one construction and demolition landfill and operated or owned 20 recycling facilities. We also owned one Subtitle D landfill site that is permitted for operation, but not constructed as of September 30, 2003.

We generally intend to pursue an acquisition-based growth strategy and as of September 30, 2003 have acquired 164 businesses since our inception in September 1997. We anticipate that a substantial part of our future growth will come from acquiring additional solid waste collection, transfer and disposal businesses and, therefore, we expect additional acquisitions could continue to affect period-to-period comparisons of our operating results.

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

     Closure and post-closure obligations. We reserve for estimated closure and post-closure maintenance obligations at the landfills we own and certain landfills that we operate, but do not own, under life-of-site operating contracts. We could have additional material financial obligations relating to closure and post-closure costs at other disposal facilities that we currently own or operate or that we may own or operate in the future. We calculate landfill closure and post-closure liabilities by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure using an inflation rate of 3% and discounting the inflated total to its present value using an 8.5% discount rate. A 1.0 percentage point increase in the inflation rate we currently use would increase our landfill depletion and accretion expense by $0.2 million in 2003. A 1.0 percentage point decrease in the discount rate we currently use would increase our landfill depletion and accretion expense by $0.3 million in 2003. The resulting closure and post-closure obligation is recorded on the balance sheet as an addition to site costs and amortized as depletion expense as the landfill's total airspace is consumed. Significant reductions in our estimates of the remaining lives of our landfills, or significant increases in our estimates of the landfill closure and post-closure costs, could have a material adverse effect on our financial condition and results of operations.

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

Impairment of intangible assets. We periodically evaluate acquired assets for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on regulatory factors, market conditions, anticipated cash flows and operational performance of our acquired assets. Future events could cause us to conclude that impairment indicators exist and that goodwill or other intangibles associated with our acquired businesses are impaired. Any resulting impairment loss could reduce our net worth and have a material adverse effect on our financial condition and results of operations. Additionally, our credit agreement contains a covenant requiring us to maintain a minimum net worth. A reduction in net worth, if substantial, could limit the amount that we can borrow under our credit agreement and any failure to comply with the agreement could result in an event of default under the credit agreement. As of September 30, 2003, goodwill and intangible assets represented 47.3% of our total assets.

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

GENERAL

Our revenues consist mainly of fees we charge customers for solid waste collection, transfer, disposal and recycling services. Our collection business also generates revenues from the sale of recyclable commodities, which have significant price variability. A large part of our collection revenues comes from providing commercial, industrial and residential services. We frequently perform these services under service agreements or franchise agreements with counties or municipal contracts. Our existing franchise agreements and many of our existing municipal contracts give us the exclusive right to provide specified waste services in the specified territory during the contract term. These exclusive arrangements are awarded, at least initially, on a competitive bid basis and subsequently on a bid or negotiated basis. We also provide residential collection services on a subscription basis with individual households. Approximately 50% of our revenues for the three and nine months ended September 30, 2003 were derived from market areas where services are provided predominantly under exclusive franchise agreements, long-term municipal contracts and governmental certificates. Governmental certificates grant us perpetual and exclusive collection rights in the covered areas. Contracts with counties and municipalities and governmental certificates provide relatively consistent cash flow during the terms of the contracts. Because we bill most residential customers quarterly, subscription agreements also provide a stable source of revenues for us. Our collection business also generates revenues from the sale of recyclable commodities.

We charge transfer station and landfill customers a tipping fee on a per ton and/or per yard basis for disposing of their solid waste at the transfer stations and the landfill facilities we own and landfill facilities that we operate, but do not own. Many of our transfer and landfill customers have entered into one to ten year disposal contracts with us, most of which provide for annual indexed price increases.

We typically determine the prices for our solid waste services by the collection frequency and level of service, route density, volume, weight and type of waste collected, type of equipment and containers furnished, the distance to the disposal or processing facility, the cost of disposal or processing, and prices charged by competitors for similar services. The terms of our contracts sometimes limit our ability to pass on price increases. Long-term solid waste collection contracts often contain a formula, generally based on a published price index, that automatically adjusts fees to cover increases in some, but not all, operating costs.

Costs of operations include labor, tipping fees paid to third-party disposal facilities, equipment maintenance and workers' compensation and vehicle insurance and claims expense, third-party transportation expense, fuel, the cost of materials we purchase for recycling, district and state taxes and host community fees and royalties. In 2002, we increased our scope of self-insurance, becoming primarily self-insured for general liability, workers' compensation and automobile liability. Previously, we were primarily self-insured only for automobile collision and employee group health claims. The frequency and amount of claims or incidents for the areas in which we are primarily self-insured could vary significantly from quarter to quarter and/or year to year, resulting in increased volatility in our cost of operations. As of September 30, 2003, we owned and/or operated 36 transfer stations, which reduce our costs by allowing us to use collection personnel and equipment more efficiently and by consolidating waste to reduce transportation costs to remote sites and gain more favorable disposal rates that may be available for larger quantities of waste.

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

At September 30, 2003, we had 292.1 million tons of permitted remaining airspace capacity and 44.9 million tons of deemed probable expansion airspace capacity at our 25 owned and operated landfills and landfills operated, but not owned, under life-of-site operating contracts. We do not measure remaining airspace capacity at the nine landfills we operate under contracts with finite terms.

The disposal tonnage that we received in the nine months ended September 30, 2002 and 2003 at all of our landfills is shown below (tons in thousands):

                                      SEPTEMBER 30, 2002    SEPTEMBER 30, 2003
                                     --------------------- ---------------------
                                     NUMBER OF    TOTAL    NUMBER OF    TOTAL
                                       SITES       TONS      SITES       TONS
                                     ---------- ---------- ---------- ----------
Owned landfills or landfills operated
   under life-of-site contracts              23      3,920         25      4,205
Operated landfills                            8        520          9        642
                                     ---------- ---------- ---------- ----------
                                             31      4,540         34      4,847
                                     ========== ========== ========== ==========


We capitalize some third-party expenditures related to pending acquisitions or development projects, such as legal, engineering and interest expenses. We expense indirect acquisition costs, such as executive and corporate overhead, public relations and other corporate services, as we incur them. We charge against net income any unamortized capitalized expenditures and advances (net of any portion that we believe we may recover, through sale or otherwise) that may become impaired, such as those that relate to any operation that is permanently shut down and any pending acquisition or landfill development project that we believe will not be completed. We routinely evaluate all capitalized costs, and expense those related to projects that we believe are not likely to succeed. At September 30, 2003, we had less than $0.1 million in capitalized interest related to landfill development projects and $0.1 million in capitalized expenditures relating to pending acquisitions. We own undeveloped property in Harper County, Kansas where we are seeking permits to construct and operate a Subtitle D landfill. In 2002, we received a special use permit from Harper County for zoning the landfill and in 2003 we received a draft permit from the Kansas Department of Health and Environment to construct and operate the landfill. In July 2003, the District Court of Harper County invalidated the previously issued zoning permit. We have appealed the District Court's decision to invalidate the zoning permit. The Kansas Department of Health and Environment has notified us that it will not issue a final permit to construct and operate the landfill until the zoning matter is resolved. At September 30, 2003, we had $3.6 million of capitalized expenditures related to this landfill development project. Based on the advice of counsel, we believe that we will prevail in this matter and do not believe that an impairment of the capitalized expenditures exists. If we do not prevail on appeal, however, we will be required to expense in a future period the $3.6 million of capitalized expenditures, less the recoverable value of the undeveloped property and other amounts recovered, which would likely have a material adverse effect on our reported income for that period.

We continually evaluate the value and future benefits of our intangible assets, including goodwill. We assess the recoverability from future operations using cash flows and income from operations of the related acquired businesses as measures. Under this approach, the carrying value is reduced if it becomes probable that our best estimate for expected future cash flows of the related business would be less than the carrying amount of the intangible assets. As of September 30, 2003, there have been no adjustments to the carrying amounts of intangibles, including goodwill, resulting from these evaluations. As of September 30, 2003, goodwill and other intangible assets represented 47.3% of total assets and 127.2% of stockholders' equity.

NEW ACCOUNTING PRONOUNCEMENTS

For a description of the new accounting standards that affect us, see Note 2 to our Condensed Consolidated Financial Statements included under Item 1 of this Form 10-Q.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2002 AND 2003

The following table sets forth items in Waste Connections' consolidated statements of income as a percentage of revenues for the periods indicated.

                                  THREE MONTHS ENDED        NINE MONTHS ENDED
                                     SEPTEMBER 30,             SEPTEMBER 30,
                                ---------------------     ---------------------
                                  2002         2003         2002         2003
                                --------     --------     --------     --------
    Revenues                       100.0%       100.0%       100.0%       100.0%
    Cost of operations              56.5         56.4         56.3         56.0
    Selling, general and
      administrative expenses        9.4          9.4          9.4          9.6
    Depreciation and
      amortization expense           7.9          8.4          7.8          8.3
                                --------     --------     --------     --------
    Operating income                26.2         25.8         26.5         26.1

    Interest expense, net           (5.9)        (5.5)        (6.2)        (5.8)
    Other expense, net              (0.1)         0.0         (0.2)         0.0
    Minority interests              (2.0)        (2.0)        (1.9)        (1.9)
    Income tax expense              (6.8)        (6.7)        (6.8)        (6.8)
    Cumulative effect of change
      in accounting principle         --           --           --          0.1
                                --------     --------     --------     --------
    Net income                      11.4%        11.6%        11.4%        11.7%
                                ========     ========     ========     ========


Revenues. Total revenues increased $12.7 million, or 9.5%, to $146.2 million for the three months ended September 30, 2003 from $133.5 million for the three months ended September 30, 2002. The increase in revenues in the three months ended September 30, 2003 resulted primarily from the full-quarter inclusion of revenues from acquisitions closed during the three months ended September 30, 2002 and the inclusion of revenues from acquisitions closed subsequent to September 30, 2002, which together totaled approximately $13.2 million. Of the remaining change in revenues, declines in recyclable commodity prices decreased revenues by $0.7 million, and price and volume changes in our existing business resulted in a net revenue increase of $0.2 million. The net increase in revenue from price and volume changes in our existing business consisted of increased prices charged to our customers, partially offset by competitive pressures in certain markets, a difficult comparison based on revenue derived from fires in Oregon in the year ago period, reduced transfer station volumes in certain markets and the loss of certain municipal contracts that expired subsequent to September 30, 2002 and were not renewed.

Revenues for the nine months ended September 30, 2003 increased $46.2 million, or 12.6%, to $413.5 million from $367.3 million for the nine months ended September 30, 2002. The increase in revenues in the nine months ended September 30, 2003 primarily resulted from the full-quarter inclusion of revenues from acquisitions closed during the nine months ended September 30, 2002 and the inclusion of revenues from acquisitions closed subsequent to September 30, 2002, which together totaled approximately $46.6 million. Of the remaining change in revenues, improved recyclable commodity prices increased revenues by $0.7 million and price and volume changes in our existing business resulted in a net revenue decline of $1.1 million. This decline was primarily the result of competitive pressures, reduced special waste and transfer station volumes in certain markets, severe winter weather conditions encountered at some of our operations during the first quarter of 2003 and the loss of certain municipal contracts that expired subsequent to September 30, 2002 and were not renewed, partially offset by increased prices charged to our customers.

Cost of Operations. Total cost of operations increased $6.9 million, or 9.2%, to $82.4 million for the three months ended September 30, 2003 from $75.5 million for the three months ended September 30, 2002. Cost of operations for the nine months ended September 30, 2003 increased $24.7 million, or 11.9%, to $231.7 million from $207.0 million for the nine months ended September 30, 2002. The increases were primarily attributable to operating costs associated with acquisitions closed over the balance of 2002 and the first nine months of 2003 and increased fuel costs at locations not covered by our fuel hedge agreement.

Cost of operations as a percentage of revenues decreased 0.1 percentage points to 56.4% for the three months ended September 30, 2003 from 56.5% for the three months ended September 30, 2002. Cost of operations as a percentage of revenues for the nine months ended September 30, 2003 decreased 0.3 percentage points to 56.0% from 56.3% for the nine months ended September 30, 2002. The decreases as a percentage of revenues were primarily attributable to price increases and increased internalization of waste collected, partially offset by the decline in higher margin one-time projects and the mix of revenues associated with acquisitions closed over the balance of 2002 and the first nine months of 2003, which had operating margins below our company average, and increased fuel costs at locations not covered by our fuel hedge agreement.

SG&A. SG&A expenses increased $1.1 million, or 8.6%, to $13.7 million for the three months ended September 30, 2003 from $12.6 million for the three months ended September 30, 2002. SG&A expenses for the nine months ended September 30, 2003 increased $5.3 million, or 15.4%, to $39.8 million from $34.5 million for the nine months ended September 30, 2002. Our SG&A expenses for the three months ended September 30, 2003 increased from the prior year period as a result of additional personnel from acquisitions closed over the balance of 2002 and the first nine months of 2003, additional overhead, and additional expenses associated with our conversion to a centralized customer billing system, partially offset by a decrease in bad debt expenses and the incurrence of a $0.4 million expense charge in the three months ended September 30, 2002 that did not recur in 2003 associated with the early termination of our corporate headquarters property lease. Our SG&A expenses for the nine months ended September 30, 2003 increased from the prior year period as a result of additional personnel from acquisitions closed over the balance of 2002 and the first nine months of 2003, additional corporate, regional and district level overhead, increased legal expenses, increased management information system expenses incurred to support our administrative activities and additional stock compensation expense related to the issuance of restricted stock to district-level personnel in May 2002, partially offset by a decline in bad debt expenses, the incurrence in 2002 of $1.3 million of one-time employment expenses, which included $0.6 million of stock compensation expense, associated with the termination of our search for a chief operating officer and the hiring of two new corporate officers, and the incurrence of a $0.4 million expense charge in 2002 that did not recur in 2003 associated with the early termination of our corporate headquarters property lease.

Net of a $0.4 million expense charge in the three months ended September 30, 2002, that did not recur in 2003, associated with the early termination of our corporate headquarters lease, being offset by acquisitions closed over the balance of 2002 and the first nine months of 2003 having SG&A as a percentage of revenue costs in excess of our historical average, our SG&A as a percentage of revenue was unchanged from the prior year at 9.4%. SG&A as a percentage of revenues for the nine months ended September 30, 2003 increased 0.2 percentage points to 9.6% from 9.4% for the nine months ended September 30, 2002. The increase was due to acquisitions closed over the balance of 2002 and the first nine months of 2003 having SG&A as a percentage of revenue costs in excess of our historical average, percentage of revenue increases in corporate overhead, legal expenses, management information system expense and stock compensation expense, partially offset by the incurrence in 2002 of $1.3 million of one-time employment expenses and a $0.4 million expense charge in 2002 that did not recur in 2003 associated with the early termination of our corporate headquarters property lease.

Depreciation and Amortization. Depreciation and amortization expense increased $1.8 million, or 17.3%, to $12.3 million for the three months ended September 30, 2003 from $10.5 million for the three months ended September 30, 2002. Depreciation and amortization expenses for the nine months ended September 30, 2003 increased $5.6 million, or 19.4%, to $34.2 million from $28.6 million for the nine months ended September 30, 2002. The increases were primarily attributable to depreciation and depletion associated with acquisitions closed over the balance of 2002 and the first nine months of 2003,increased depreciation expense resulting from new equipment acquired to support our base operations and increased amortization from long-term contracts.

Depreciation and amortization as a percentage of revenues increased 0.5 percentage points to 8.4% for the three months ended September 30, 2003 from 7.9% for the three months ended September 30, 2002. Depreciation and amortization as a percentage of revenues for the nine months ended September 30, 2002 increased 0.5 percentage points to 8.3% from 7.8% for the nine months ended September 30, 2002. The increases in depreciation and amortization as a percentage of revenues were the result of depreciation expense associated with new equipment acquired subsequent to September 30, 2002, which had depreciation rates that were in excess of our historical average.

Operating Income. Operating income increased $2.9 million, or 8.2%, to $37.8 million for the three months ended September 30, 2003 from $34.9 million for the three months ended September 30, 2002. Operating income for the nine months ended September 30, 2003 increased $10.6 million, or 10.9%, to $107.9 million from $97.3 million for the nine months ended September 30, 2002. The increases were primarily attributable to the growth in revenues and the incurrence in 2002 of $1.3 million of one-time employment expenses and a $0.4 million expense charge in 2002 that did not recur in 2003 associated with the early termination of our corporate headquarters property lease, partially offset by increased operating costs and recurring SG&A expenses to support the revenue growth and increased depreciation and amortization expenses.

Operating income as a percentage of revenues decreased 0.4 percentage points to 25.8% for the three months ended September 30, 2003 from 26.2% for the three months ended September 30, 2002. Operating income as a percentage of revenues for the nine months ended September 30, 2003 decreased 0.4 percentage points to 26.1% from 26.5% for the nine months ended September 30, 2002. The decreases were due to the aforementioned percentage of revenue increases in recurring SG&A expenses and depreciation expenses, partially offset by percentage of revenue decreases in operating expenses, the incurrence in 2002 of $1.3 million of one-time employment expenses and a $0.4 million expense charge in 2002 that did not recur in 2003 associated with the early termination of our corporate headquarters property lease.

Interest Expense. Interest expense increased $0.1 million, or 1.8%, to $8.0 million for the three months ended September 30, 2003, from $7.9 million for the three months ended September 30, 2002. Interest expense for the nine months ended September 30, 2003 increased $0.8 million, or 3.6%, to $23.8 million from $23.0 million for the nine months ended September 30, 2002. The increases were primarily attributable to higher debt levels incurred to fund our acquisitions, partially offset by lower interest rates on our floating rate borrowings.

Other Income (Expense). Other income (expense) increased from an expense total of $(0.2) million for the three months ended September 30, 2002 to approximately $0 for the three months ended September 30, 2003. Other expense decreased from an expense total of $(0.7) million for the nine months ended September 30, 2002 to an expense total of $(0.2) million for the nine months ended September 30, 2003. The primary components of other expense are net losses incurred on the disposal of certain assets.

Minority Interests. Minority interests increased $0.3 million, or 13.4%, to $2.9 million for the three months ended September 30, 2003, from $2.6 million for the three months ended September 30, 2002. Minority interests increased $1.0 million, or 14.5% to $7.8 million for the nine months ended September 30, 2003, from $6.8 million for the nine months ended September 30, 2002. The increases in minority interests were due to increased earnings by our majority-owned subsidiaries.

Provision for Income Taxes. Income taxes increased $0.8 million, or 8.3%, to $9.9 million for the three months ended September 30, 2003, from $9.1 million for the three months ended September 30, 2002. Income taxes increased $3.1 million, or 12.3%, to $28.1 million for the nine months ended September 30, 2003, from $25.0 million for the nine months ended September 30, 2002. These increases were due to increased pre-tax earnings, partially offset by reductions in our effective tax rate due to the reduction in our blended state tax rate and the reversal of certain tax-related accruals for contingencies no longer existing.

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

Net Income. Net income increased $1.8 million, or 11.7% to $17.0 million for the three months ended September 30, 2003, from $15.2 million for the three months ended September 30, 2002. The increase was primarily attributable to increased operating income and a reduction in our effective tax rate, partially offset by increased interest and minority interest expense.

Net income increased $6.6 million, or 15.8%, to $48.3 million for the nine months ended September 30, 2003, from $41.7 million for the nine months ended September 30, 2002. The increase was primarily attributable to increased operating income and a reduction in our effective tax rate, partially offset by increased interest and minority interest expense.

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

As of September 30, 2003, we had a working capital deficit of $23.6 million, including cash and equivalents of $7.0 million. Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements to reduce our indebtedness under our credit facility and to minimize our cash balances.

As of September 30, 2003, we had a $435 million revolving credit facility with a syndicate of banks for which Fleet Boston Financial Corp. acts as agent. As of September 30, 2003, we had an aggregate of $237.0 million outstanding under the credit facility, exclusive of stand-by letters of credit. The credit facility allows us to issue up to $80 million in stand-by letters of credit, which reduce the amount of total borrowings available under the credit facility. As of September 30, 2003, we had $23.6 million of outstanding letters of credit issued under the credit facility. Thus, at September 30, 2003 we had approximately $174.4 million in borrowing capacity available under our credit facility. At September 30, 2003 we had $20.0 of outstanding letters of credit not issued under the credit facility.

In October 2003, we entered into a new credit facility to increase the maximum borrowings to $575 million. This new credit facility consists of a $400 million senior secured revolving credit facility with a syndicate of banks for which Fleet National Bank acts as agent and a $175 million senior secured term loan. The senior secured revolving credit facility matures in October 2008. The senior secured term loan requires annual principal payments equal to 1% of the initial term loan amount with all remaining outstanding amounts due October 2010. Under the new credit facility, there is no maximum amount of stand-by letters of credit that can be issued; however, the issuance of stand-by letters of credit reduces the amount of total borrowings available. We are able to increase the maximum borrowings under the new credit facility to $675 million, although no existing lender will have any obligation to increase its commitment, provided that no event of default, defined in the new credit facility, has occurred. The borrowings under the new credit facility bear interest at a rate per annum equal to, at our discretion, either the Fleet National Bank Base Rate plus applicable margin, or the LIBOR rate plus applicable margin. The applicable margin under the revolving credit facility varies depending on our leverage ratio. The applicable margin on the term loan is 50 basis points in the case of loans based on the Base Rate and 200 basis points in the case of loans based on the LIBOR rate. Virtually all of our assets, including our interest in the equity securities of our subsidiaries, secure our obligations under the new credit facility.

The new credit facility places certain business, financial and operating restrictions on Waste Connections relating to, among other things, incurring additional indebtedness, investments, acquisitions, asset sales, mergers, dividends, distributions, and repurchases and redemption of capital stock. The new credit facility also requires us to comply with financial covenants relating to:

     (i)   interest coverage;
     (ii)  the ratio of funded debt to EBITDA;
     (iii) the ratio of senior funded debt to EBITDA;
     (iv)  consolidated net worth; and
     (v)   capital expenditures.

Each of these covenants is defined in the new credit facility solely for the purpose of determining compliance with the covenants.

The interest coverage ratio requires that at the end of any fiscal quarter we will not permit the ratio of (A) our consolidated net income plus interest expense and income taxes ("EBIT"), as defined in the credit agreement, for the four fiscal quarters then ending to (B) our consolidated total interest expense, as defined in the credit agreement, for such period, to be less than 2.5 to 1. The funded debt to EBITDA covenant requires that at the end of any fiscal quarter, we will not permit the ratio of (A) all of our funded debt, as defined in the credit agreement, to (B) our EBIT plus depreciation and amortization expense, as defined in the credit agreement, ("EBITDA") for the four fiscal quarters then ending to exceed 4.25 to 1. The senior funded debt to EBITDA covenant requires that at the end of any fiscal quarter, we will not permit the ratio of (A) all of our senior funded debt, as defined in the credit agreement, to (B) our EBITDA for the four fiscal quarters then ending to exceed 3.25 to 1. The consolidated net worth covenant requires that our consolidated net worth, as defined in the credit agreement, at the end of any fiscal quarter will not be less than the sum of (A) $442 million plus (B) on a cumulative basis, 50% of our positive consolidated net income for each fiscal quarter beginning with the fiscal quarter ended September 30, 2003, plus (C) 100% of the proceeds of any sale of our equity securities occurring after the fiscal quarter ended September 30, 2003, plus (D) any conversion of any of our convertible subordinated notes to equity interests. The capital expenditures covenant requires that capital expenditures in any fiscal year will not exceed 2.5 times the actual depreciation expenses, depletion and landfill amortization expenses for such fiscal year. As of September 30, 2003, we would have been in compliance with all covenants under the new credit facility had they been in effect. The new credit facility also requires the lenders' approval of acquisitions in certain circumstances. We use the credit facility for acquisitions, capital expenditures, working capital, standby letters of credit and general corporate purposes. If we are unable to incur additional indebtedness under our credit facility or obtain additional capital through future debt or equity financings, our rate of growth through acquisitions may decline.

As of September 30, 2003, we had the following contractual obligations and commercial commitments (in thousands):

                                                             Payments Due by Period
                                                             ----------------------
Contractual                                           Less Than
Obligations                               Total        1 Year     1 to 3 Years  4 to 5 Years  Over 5 Years
-----------                            ----------    ----------    ----------    ----------    ----------
Long-term debt (1)                     $  621,750    $    8,118    $  169,451    $   14,938    $  429,243
Operating leases                           30,593         4,009         6,952         5,387        14,245
Unconditional purchase
  obligations                               1,950         1,950             -             -             -
                                       ------------------------------------------------------------------
Total contractual cash
  obligations                          $  654,293    $   14,077    $  176,403    $   20,325    $  443,488
                                       ==================================================================

(1) Long-term debt payments include $237 million due 2005 under our then existing credit facility. As of September 30, 2003, our credit facility allowed us to borrow up to $435 million.

                                                   Amount of Commitment Expiration Per Period
                                                   ------------------------------------------
Commercial                                            Less Than
Commitments                               Total        1 Year     1 to 3 Years  4 to 5 Years  Over 5 Years
-----------                            ----------    ----------    ----------    ----------    ----------
Standby letters of credit              $   43,637    $   43,637    $        -    $        -    $        -
Financial surety bonds (2)                 88,380        86,952         1,418            10             -
                                       ------------------------------------------------------------------
Total commercial
  commitments                          $  132,017    $  130,589    $    1,418    $       10    $        -
                                       ==================================================================

Our commercial commitments consist of financial assurance instruments obtained from third parties in the normal course of business and are not debt of Waste Connections. Because we have no current liability for these financial assurance instruments, they are not reflected in the accompanying Condensed Consolidated Balance Sheets. The underlying obligations of our financial assurance instruments would be valued and recorded in the Condensed Consolidated Balance Sheets if it were probable that we would be unable to perform our obligations under the financial assurance contracts. We do not expect this to occur.

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

The minority interest holders of a majority-owned subsidiary of Waste Connections have a currently exercisable option (the put option) to require Waste Connections to complete the acquisition of this majority-owned subsidiary by purchasing their minority ownership interests for fair market value. The put option calculates the fair market value of the subsidiary based on its current EBITDA, as defined in the put option agreement. The put option does not have a stated termination date. At September 30, 2003, the minority interest holders' pro rata share of the subsidiary's fair market value is estimated to be worth between $60 million and $75 million.

For the nine months ended September 30, 2003, net cash provided by operations was approximately $114.6 million. Of this, $8.8 million was provided by working capital for the period. The remaining components of the reconciliation of net income to net cash provided by operations for the nine months ended September 30, 2003 consist of non-cash expenses including $34.2 million of depreciation and amortization, $7.8 million of minority interest expense, $1.8 million of debt issuance cost amortization, and the deferral of $14.1 million of income tax expense resulting from temporary differences between the recognition of income and expenses for financial reporting and income tax purposes.

For the nine months ended September 30, 2003, net cash used in investing activities was $128.4 million. Of this, $78.0 million was used to fund the cash portion of acquisitions and to pay a portion of acquisition costs that were included as a component of accrued liabilities at December 31, 2002. Cash used for capital expenditures was $45.0 million, which was primarily for investments in fixed assets, consisting of trucks, containers, other equipment and landfill development. Other cash outflows from investing activities include $5.3 million paid to purchase a minority interest in an unconsolidated subsidiary that issues financial surety bonds.

For the nine months ended September 30, 2003, net cash provided by financing activities was $16.7 million, which included $16.6 million of net borrowings under our various debt arrangements and $8.1 million of proceeds from stock option and warrant exercises, less $7.9 million of cash distributions to minority interest holders.

We made approximately $45.0 million in capital expenditures during the nine months ended September 30, 2003. We expect to make capital expenditures of approximately $63.0 million in 2003 in connection with our existing business. We intend to fund our planned 2003 capital expenditures principally through existing cash, internally generated funds, and borrowings under our existing credit facility. In addition, we may make substantial additional capital expenditures in acquiring solid waste collection and disposal businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity. We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities. We believe that our credit facility and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future.

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

At September 30, 2003, we had two additional interest rate swap agreements that expire in December 2003. The first swap agreement effectively fixes the interest rate on a notional amount of $125 million at 6.17%, plus applicable margin. The second interest rate swap agreement effectively fixes the interest rate on a notional amount of $15 million at 7.01%, plus applicable margin.

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our market risk sensitive hedge positions and all other debt. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. We are exposed to cash flow risk due to changes in interest rates with respect to the $97 million remaining floating rate balance owed under our credit facility, $175 million of our Floating Rate Convertible Subordinated Notes due 2022, $8.1 million of floating rate debt under various notes payable to third parties and floating rate municipal bond obligations of approximately $29.0 million. A one percentage point increase in interest rates on our variable-rate debt as of September 30, 2003 would decrease our annual pre-tax income by approximately $3.1 million. All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations.

We market a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals. We own or operate 20 recycling processing facilities and sell other collected recyclable materials to third parties for processing before resale. We often share the profits from our resale of recycled materials with other parties to our recycling contracts. For example, certain of our municipal recycling contracts in Washington, negotiated before we acquired those businesses, specify benchmark resale prices for recycled commodities. If the prices we actually receive for the processed recycled commodities collected under the contract exceed the prices specified in the contract, we share the excess with the municipality, after recovering any previous shortfalls resulting from actual market prices falling below the prices specified in the contract. To reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties. Although there can be no assurance of market recoveries in the event of a decline, because of the provisions within certain of our contracts that pass commodity risk along to the customers, we believe, given historical trends and fluctuations in the recycling commodities market, that a 10% decrease in average recycled commodity prices from the prices that were in effect at September 30, 2003 would not materially affect our cash flows or pre-tax income.


ITEM 4.  CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2003. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the we file or submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

During the quarter ended September 30, 2003, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date they were evaluated in connection with the preparation of this quarterly report on Form 10-Q.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See "Legal Proceedings" in our quarterly report on Form 10-Q for the quarter ended June 30, 2003.

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

a. Exhibits:

   Exhibit
   Number     Description of Exhibits
   ------     -----------------------

     31       Certifications

     32       Certificate of Chief Executive Officer and Chief Financial Officer

b. Reports on Form 8-K:

     On July 23, 2003, we filed a report on Form 8-K announcing the results of our earnings for the second quarter of 2003.

     On July 23, 2003, we filed a report on Form 8-K to provide estimates for certain components of our results of operations, cash flow generation and capital expenditures for the year ended December 31, 2003.

     On July 23, 2003, we filed a report on Form 8-K/A amending our previously filed report on Form 8-K filed on July 23, 2003 due to a typographical error contained in the report.

     On September 18, 2003, we filed a report on Form 8-K to announce the closing of acquisitions in California, Mississippi, Iowa, Nebraska and South Dakota and to update previous third quarter 2003 guidance for revenue and operating income before depreciation and amortization.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                      WASTE CONNECTIONS, INC.


                                      BY: /s/  Ronald J. Mittelstaedt
                                          --------------------------------------
Date: November 3, 2003                    Ronald J. Mittelstaedt,
                                          President and Chief Executive Officer


                                      BY: /s/  Steven F. Bouck
                                          --------------------------------------
Date: November 3, 2003                    Steven F. Bouck,
                                          Executive Vice President and
                                          Chief Financial Officer