Form 10-K
period 2003-12-31
WASTE CONNECTIONS INC/DE
filed 2004-03-12
CIK 1057058

================================================================================

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

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

              35 Iron Point Circle
                    Suite 200
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

                                 Yes [X] No [_]

Aggregate market value of voting stock held by non-affiliates of registrant as of June 30, 2003: $973,781,357

Number of shares of Common Stock outstanding as of February 29, 2004: 28,925,102

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

================================================================================

                             WASTE CONNECTIONS, INC.
                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

  ITEM NO.                                                                  PAGE
  --------                                                                  ----
   PART I
       1.               BUSINESS                                               1
       2.               PROPERTIES                                            20
       3.               LEGAL PROCEEDINGS                                     20
       4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                           HOLDERS                                            21

   PART II
       5.               MARKET FOR REGISTRANT'S COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS                        24
       6.               SELECTED FINANCIAL DATA                               25
       7.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS                27
       7A.              QUANTITATIVE AND QUALITATIVE DISCLOSURE
                           ABOUT MARKET RISK                                  39
       8.               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA           40
       9.               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                           ACCOUNTING AND FINANCIAL DISCLOSURE                40
       9A.              CONTROLS AND PROCEDURES                               41

   PART III
      10.               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT    77
      11, 12, 13, 14.                                                         77

   PART IV
      15.               EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS
                           ON FORM 8-K                                        77

   SIGNATURES                                                                 78
   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS                            79
   EXHIBIT INDEX                                                              80

PART I

Forward Looking Statements

     Certain information contained in this Annual Report on Form 10-K, including, without limitation, information appearing under Item 1, "Business," and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," includes statements that are forward-looking in nature. These statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should" or "anticipates" or the negative thereof or comparable terminology, or by discussions of strategy. Our business and operations are subject to a variety of risks and uncertainties and, consequently, actual results may materially differ from those projected by any forward-looking statements in this Annual Report on Form 10-K. Factors that could cause actual results to differ from those projected include, but are not limited to: (1) competition or unfavorable economic or industry conditions could lead to a decrease in demand for our services and/or to a decline in prices we realize for our services, (2) we depend in part on acquisitions for growth; we may be required to pay higher prices for acquisitions, and we may experience difficulty in integrating and deriving synergies from acquisitions, or finding acquisition targets suitable to our growth strategy, (3) we may not always have access to the additional capital that we require to execute our growth strategy or our cost of capital may increase, (4) governmental regulations may require increased capital expenditures or otherwise affect our business, (5) businesses that we acquire could have undiscovered liabilities, (6) large, long-term collection contracts on which we depend may not be replaced when they expire or are terminated, (7) we are highly dependent on the services of our senior management, who would be difficult or impossible to replace, and (8) we have a substantial amount of goodwill; if indicators of impairment arise, a write-down of our goodwill may be required, which could materially impair our net worth. These risks and uncertainties, as well as others, are discussed in greater detail in our other filings with the Securities and Exchange Commission. We make no commitment to revise or update any forward-looking statement to reflect events or circumstances after the date any such statement is made.

ITEM 1.   BUSINESS

General

     Waste Connections, Inc., a Delaware corporation organized in 1997, is an integrated solid waste services company that provides solid waste collection, transfer, disposal and recycling services in mostly secondary markets in the Western and Southern U.S. As of December 31, 2003, we served more than one million commercial, residential and industrial customers from operations in 23 states: Alabama, Arizona, California, Colorado, Georgia, Illinois, Iowa, Kansas, Kentucky, Minnesota, Mississippi, Montana, Nebraska, New Mexico, Ohio, Oklahoma, Oregon, South Dakota, Tennessee, Texas, Utah, Washington, and Wyoming. As of that date, we owned or operated a network of 101 collection operations, 33 transfer stations, 34 municipal solid waste landfills, one construction and demolition landfill and 26 recycling operations. We also owned one municipal solid waste landfill site that is permitted for operation, but not constructed as of December 31, 2003.

     Our growth strategy focuses on expanding into secondary markets located primarily in the Western and Southern U.S. that have strong demographic growth trends and where competitive barriers to entry can be developed. We target markets where we can either (1) provide waste collection services under franchises, exclusive contracts or other arrangements, or (2) garner a leading market position and provide vertically integrated collection and disposal services. We generally seek to avoid operating in highly competitive, larger urban markets. We are a leading provider of solid waste services in most of our markets, and more than 50% of our revenues are derived from market areas where we have franchise or exclusive rights to provide our services.

     We have focused on secondary markets mostly in the Western and Southern U.S. because we believe that in those areas: (1) there is a greater opportunity to enter into exclusive arrangements; (2) there is less competition from larger solid waste services companies; (3) strong economic and population growth rates are projected; and (4) there remain a number of independent solid waste services companies suitable for acquisition.

     We have developed a two-pronged business strategy tailored to the competitive and regulatory factors that affect our markets:

- Control the Waste Stream. In markets where waste collection services are provided under exclusive arrangements, or where waste disposal is municipally funded or available at multiple municipal sources, we believe that controlling the waste stream by providing collection services is often more important to our growth and profitability than owning or operating landfills. In addition, contracts in some western U.S. markets dictate the disposal facility to be used. The large size of many western states increases the cost of interstate and long haul disposal, heightening the effects of regulations that direct waste disposal, which may make it more difficult for a landfill to obtain the disposal volume necessary to operate profitably. In markets with these characteristics, we believe that landfill ownership or vertical integration is not as critical to our success.

- Provide Vertically Integrated Services. In markets where we believe that owning landfills is a strategic element to a collection operation because of competitive and regulatory factors, we generally focus on providing integrated services, from collection through disposal of solid waste in landfills that we own or operate. In December 2003, approximately 69% of waste we collected in our markets was disposed of at landfills we owned or operated.

     Our senior management team has extensive experience in acquiring, integrating and operating solid waste services businesses, and we intend to continue to pursue an acquisition-based growth strategy. As of December 31, 2003, we had acquired 167 businesses since our inception in September 1997. We anticipate that a substantial part of our future growth will come from acquiring additional solid waste collection, transfer and disposal businesses and, therefore, we expect additional acquisitions could continue to affect period-to-period comparisons of our operating results.

     Unless otherwise noted, all descriptions of our business in this Annual Report on Form 10-K are as of December 31, 2003.

Industry Background

     We estimate that the U.S. solid waste services industry generated revenues of approximately $40 billion in 2003. The solid waste services industry has undergone significant consolidation and integration since 1990. We believe that the following factors have primarily caused this consolidation and integration:

- Increased Regulations. Industry regulations implemented in the early 1990s caused operating and capital costs to rise. Many smaller industry participants have found these costs difficult to bear and have closed their operations or sold them to larger operators. In addition, Subtitle D regulations require more stringent engineering of solid waste landfills and mandate liner systems, leachate collection, treatment and monitoring systems and gas collection and monitoring systems. These ongoing costs are combined with increased financial reserve requirements for solid waste landfill operators relating to closure and post-closure monitoring. As a result, the number of solid waste landfills is declining while the average size is increasing.

- Increased Integration of Collection and Disposal Operations. In certain markets, competitive pressures are forcing operators to become more efficient by establishing an integrated network of solid waste collection operations and transfer stations, through which they secure solid waste streams for disposal. Operators have adopted a variety of disposal strategies, including owning landfills, establishing strategic relationships to secure access to landfills and capture significant waste stream volumes to gain leverage in negotiating lower landfill fees, and securing long-term, most-favored-pricing contracts with high capacity landfills.

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

     In the Western U.S., we believe these factors did not accelerate consolidation as much as in other regions because waste collection services in these markets are provided largely under three types of contractual arrangements which limit the impact of factors that have driven consolidation elsewhere in the United States. These arrangements include certificates or permits, franchise agreements and municipal contracts. Certificates of public convenience and necessity or permits, such as governmental certificates awarded to solid waste collection service providers in unincorporated areas and electing municipalities in Washington state by the Washington Utilities and Transportation Commission (the "WUTC"), typically grant the holder the exclusive and perpetual right to provide specific residential, commercial and/or industrial waste services in a defined territory at specified rates. See "G certificates" on page 8. Franchise agreements typically provide an exclusive service period of five to ten years or longer and specify the service territory, a broad range of services to be provided, and rates for the services. They also often give the service provider a right of first refusal to extend the term of the agreement. Municipal contracts typically provide a shorter service period and a more limited scope of services than franchise agreements and generally require competitive bidding at the end of the contract term. Unless customers within the areas covered by certain governmental certificates, franchise agreements and municipal contracts elect not to receive any waste collection services, they are required to pay collection fees to the company providing these services in their area. These exclusive rights and contractual arrangements create barriers to entry that can be overcome mostly by the acquisition of the company with such exclusive rights or contractual arrangements.

     The solid waste services industry remains very regional in nature with acquisition opportunities available in selected markets. Due to the prevalence of exclusive arrangements and the reduced pace of consolidation, we believe the Western markets contain the largest and most attractive number of acquisition opportunities. We expect the consolidation trend in the solid waste industry to continue, but at a slowing pace. Some of the remaining independent landfill and collection operators lack the capital resources, management skills and technical expertise necessary to comply with stringent environmental and other governmental regulations and to compete with larger, more efficient, integrated operators. In addition, many of the remaining independent operators may wish to sell their businesses to achieve liquidity in their personal finances or as part of their estate planning.

GROWTH STRATEGY

- Internal Growth. To generate continued internal revenue growth, we focus on increasing market penetration in our current and adjacent markets, soliciting new commercial, industrial, and residential customers in markets where such customers may elect whether or not to receive waste collection services, marketing upgraded or additional services (such as compaction or automated collection) to existing customers and, where appropriate, raising prices. Where possible, we intend to leverage our franchise-based platforms to expand our customer base beyond our exclusive market territories. As customers are added in existing markets, our revenue per routed truck increases, which generally increases our collection efficiencies and profitability. In markets in which we have exclusive contracts, franchises and certificates, we expect internal volume growth generally to track population and business growth.

- Exclusive Arrangements. We derive a significant portion of our revenues from arrangements, including franchise agreements, municipal contracts and governmental certificates, under which we are the exclusive service provider in a specified market. We intend to devote significant resources to securing additional franchise agreements and municipal contracts through competitive bidding and additional governmental certificates by acquiring other companies. In bidding for franchises and municipal contracts and evaluating acquisition candidates holding governmental certificates, our management team draws on its experience in the waste industry and its knowledge of local service areas in existing and target markets. Our district managers maintain relationships with local governmental officials within their service areas, and sales representatives may be assigned to cover specific municipalities. These personnel focus on maintaining, renewing and renegotiating existing franchise agreements and municipal contracts and on securing additional agreements and contracts while maintaining acceptable financial returns.

- Expansion Through Acquisitions. We intend to expand the scope of our operations by continuing to acquire solid waste operations in new markets and in existing or adjacent markets that are combined with or "tucked in" to our existing operations. We focus our acquisition efforts on markets that we believe provide significant growth opportunities for a well-capitalized market entrant and where we can create economic and operational barriers to entry by new competitors. We believe that our experienced management, decentralized operating strategy, financial strength, size and public company status make us an attractive buyer to certain solid waste collection and disposal acquisition candidates. We have developed an acquisition discipline based on a set of financial, market and management criteria to evaluate opportunities. Once an acquisition is closed, we seek to integrate it and to minimize disruption to the ongoing operations of both Waste Connections and the acquired business.

     In new markets, we often use an initial acquisition as an operating base and seek to strengthen the acquired operation's presence in that market by providing additional services, adding new customers and making "tuck-in" acquisitions. We next seek to broaden our regional presence by adding additional operations in markets adjacent to the new location. We believe that many suitable "tuck-in" acquisition opportunities exist within our current and targeted market areas that provide us with opportunities to increase our market share and route density.

OPERATING STRATEGY

- Decentralized Operations. We manage our operations on a decentralized basis. This places decision-making authority close to the customer, enabling us to identify customers' needs quickly and to address those needs in a cost-effective manner. We believe that decentralization provides a low-overhead, highly efficient operational structure that allows us to expand into geographically contiguous markets and operate in relatively small communities that larger competitors may not find attractive. We believe that this structure gives us a strategic competitive advantage, given the relatively rural nature of much of the Western and Southern U.S., and makes us an attractive buyer to many potential acquisition candidates.

     We currently deliver our services from approximately 118 operating locations grouped into the following four regions: Pacific Northwest, Western, Central and Eastern. We organized our business into these four regions on the basis of their respective geographic characteristics, interstate waste flow, revenue base, employee base, regulatory structure and acquisition opportunities. Each region has a regional vice president and a regional controller, reporting directly to the corporate management. They are responsible for operations and accounting in their respective region and supervise a regional staff.

     Each operating location has a district manager with autonomous service and decision-making authority for their operations and who is responsible for maintaining service quality, promoting safety, implementing marketing programs, and overseeing day-to-day operations, including contract administration. District managers also help identify acquisition candidates and are responsible for integrating acquired businesses into our operations and obtaining the permits and other governmental approvals required for us to operate them.

- Operating Enhancements. We develop company-wide operating standards, which are tailored for each of our markets based on industry standards and local conditions. Upon closing an acquisition, we implement cost controls and employee training and safety procedures, and establish a sales and marketing plan for each market. We use a wide area information system network, implement financial controls, and consolidate certain accounting, personnel and customer service functions. While regional and district management operate with a high degree of autonomy, our senior officers monitor regional and district operations and require adherence to our accounting, purchasing, marketing and internal control policies, particularly with respect to financial matters. Our executive officers regularly review the performance of district managers and operations. We believe that by establishing operating standards, closely monitoring performance and streamlining certain administrative functions, we can improve the profitability of existing and newly acquired operations.

     If we can internalize the waste stream of acquired operations, we can further increase operating efficiencies and improve capital utilization. Where not restricted by exclusive agreements, contracts, permits or certificates, we also solicit new commercial, industrial and residential customers in areas within and surrounding the markets served by acquired collection operations, to further improve economies of scale and increase collection volumes.

SERVICES

Commercial, Industrial and Residential Collection Services

     We serve more than one million commercial, industrial and residential customers from operations in 23 states. Our services are generally provided under one of the following arrangements: (1) governmental certificates; (2) exclusive franchise agreements; (3) exclusive municipal contracts; (4) commercial and industrial service agreements; (5) residential subscriptions; and
(6) residential contracts.

     Governmental certificates, exclusive franchise agreements and exclusive municipal contracts grant us rights to provide services within specified areas at established rates. We currently have in excess of 650 such exclusive arrangements, which vary in both size and duration. Governmental certificates are unique to the State of Washington and are generally perpetual in duration. Generally, franchise agreements with government entities tend to be larger and of longer duration than municipal contracts. We continue to provide service under some municipal contracts that have expired, while new agreements are being negotiated. We do not expect that the loss of any current contracts in negotiation for renewal or contracts likely to terminate in 2004 would have a material adverse affect on our revenues or cash flows. No individual contract or customer accounted for more than 5% of our total revenues for the year ended December 31, 2003.

     We provide commercial and industrial services, other than those we perform under exclusive arrangements, under service agreements generally ranging from one to three years. We determine fees under these agreements by such factors as collection frequency, level of service, route density, the type, volume and weight of the waste collected, type of equipment and containers furnished, the distance to the disposal or processing facility, the cost of disposal or processing and prices charged in our markets for similar services. Collection of larger volumes associated with commercial and industrial waste streams generally help improve our operating efficiencies, and consolidation of these volumes allows us to negotiate more favorable disposal prices. Our commercial and industrial customers use portable containers for storage, enabling us to service many customers with fewer collection vehicles. Commercial and industrial collection vehicles normally require one operator. We provide one to ten cubic yard containers to commercial customers, 10 to 50 cubic yard containers to industrial customers, and 30 to 96 gallon carts to residential customers. For an additional fee, we install on the premises of large volume customers stationary compactors that compact waste prior to collection.

     We provide residential waste services, other than those we perform under exclusive arrangements, under contracts with homeowners' associations, apartment owners or mobile home park operators, or on a subscription basis with individual households. We set base residential fees on a contract basis primarily based on route density, the frequency and level of service, the distance to the disposal or processing facility, weight and type of waste collected, type of equipment and containers furnished, the cost of disposal or processing and prices charged by competitors in that market for similar services. Collection fees are paid either by the municipalities from tax revenues or directly by the residents receiving the services.

Landfills

     Currently, solid waste landfills in the United States must be designed, permitted, operated, closed and maintained after closure in compliance with federal, state and local regulations pursuant to Subtitle D of the Resource Conservation and Recovery Act of 1976, as amended ("RCRA"). Operating a solid waste landfill involves excavating, constructing liners and final caps, continually spreading and compacting waste, covering waste with earth or other inert material at least once a day to maintain sanitary conditions, using the airspace effectively and preparing the site so it can ultimately be used for other purposes.

     We seek to identify solid waste landfill acquisition candidates to achieve vertical integration in markets where the economic and regulatory environment makes landfill acquisitions attractive. In some markets, acquiring landfills provides opportunities to vertically integrate our collection, transfer and disposal operations while improving operating margins. When we have vertical integration, we eliminate third party disposal costs and generally are able to realize higher margins and stronger operating cash flows. The fees charged at disposal facilities, which are known as "tipping fees," are based on market factors and take into account the type and weight or volume of solid waste deposited and the type and size of the vehicles used to transport waste. We evaluate landfill acquisition candidates by determining, among other factors, whether access to the landfill is economically feasible from our existing market areas either directly or through transfer stations, the amount and disposal cost of waste we currently dispose of at a facility owned by a third party that could be diverted to the landfill, the expected life of the landfill, the potential for expanding the landfill and the potential for material environmental liabilities at the landfill.

     Our municipal solid waste landfill facilities consisted of the following at December 31, 2003:

     Owned and operated landfills                                           20
     Operated landfills under limited-term operating agreements              9
     Operated landfills under life-of-site operating agreements              5
                                                                        ------
                                                                            34
                                                                        ======

     We also own one municipal solid waste landfill site that is permitted for operation, but not constructed as of December 31, 2003. Currently, we own landfills in California, Colorado, Illinois, Kansas, Minnesota, Nebraska, New Mexico, Oklahoma, Oregon, Tennessee and Washington. In addition, we operate, but do not own, landfills in California, Colorado, Georgia, Mississippi, Nebraska and New Mexico. With the exception of one landfill located in Tennessee that only accepts construction and demolition waste, all landfills that we own or operate are municipal solid waste landfills. In January 2004, we also acquired a company operating a construction and demolition landfill in Kentucky. For landfill operating agreements, the owner of the property, generally a municipality, usually owns the permit and we operate the landfill for a contracted term, which may be the life of the landfill. Under our operating agreements for which the contracted term is not the life of the landfill, the property owner is generally responsible for closure and post-closure obligations. We are operating at reduced disposal volumes at one of our operated landfills under a limited-term operating agreement, for which we had no closure or post-closure obligations. The limited term operating agreement for another of our landfills is set to expire in July 2004 from which we generate approximately $0.7 million of annualized revenues. The loss of these two limited-term operating agreements is not expected to have a material financial impact. We are responsible for all closure and post-closure liabilities at four of our five operated landfills for which we have life-of-site operating agreements.

     Based on remaining permitted capacity as of December 31, 2003, and projected annual disposal volumes, the average remaining landfill life for our owned and operated landfills and landfills operated, but not owned, under life-of-site operating agreements, is estimated to be approximately 49 years. Many of our existing landfills have the potential for expanded disposal capacity beyond the amount currently permitted. We monitor the available permitted in-place disposal capacity of our landfills on an ongoing basis and evaluate whether to seek to expand this capacity. In making this evaluation, we consider various factors, including the volume of waste projected to be disposed of at the landfill, the size of the unpermitted acreage included in the landfill, the likelihood that we will be able to obtain the necessary approvals and permits required for the expansion, and the costs that would be involved in developing the additional capacity. We also regularly consider whether it is advisable, in light of changing market conditions and/or regulatory requirements, to seek to expand or change the permitted waste streams or to seek other permit modifications. We are currently seeking to expand permitted capacity at 11 of our landfills for which we consider expansions to be probable. Although we cannot be certain that all future expansions will be permitted as designed, the average remaining landfill life for our owned and operated landfills and landfills operated, but not owned, under life-of-site operating agreements is estimated to be approximately 63 years when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume. The operating contracts for which the contracted term is not the life of the landfill have expiration dates from 2004 to 2013. The following table reflects estimated landfill capacity and airspace changes, as measured in tons, for owned and operated landfills and landfills operated, but not owned, under life-of-site operating agreements (in thousands):

                                                         2002                                            2003
                                      ------------------------------------------      ------------------------------------------
                                                       Probable                                        Probable
                                       Permitted       Expansion         Total         Permitted       Expansion         Total
                                      ----------      ----------      ----------      ----------      ----------      ----------
Balance, beginning of year               271,139          21,890         293,029         290,942          47,542         338,484
Acquisitions and new life-of-site
  operating agreements                    16,195              --          16,195           9,561           1,400          10,961
New expansions pursued                        --          34,901          34,901              --          29,548          29,548

Permits granted                            6,133          (6,133)             --             550            (550)             --
Airspace consumed                         (5,454)             --          (5,454)         (5,894)             --          (5,894)
Changes in engineering estimates           2,929          (3,116)           (187)         (6,367)          5,358          (1,009)
                                      ----------      ----------      ----------      ----------      ----------      ----------
Balance, end of year                     290,942          47,542         338,484         288,792          83,298         372,090
                                      ==========      ==========      ==========      ==========      ==========      ==========

     The estimated remaining operating lives for our owned and operated landfills and landfills operated, but not owned, under life-of-site operating agreements, based on remaining permitted and probable expansion capacity and projected annual disposal volume, in years, as of December 31, 2002, was as follows:

                              0 to 10     11 to 20     21 to 40     41 to 50       51 +         Total
                             --------     --------     --------     --------     --------     --------
Owned and operated
  landfills                         2            2            4            1           11           20
Operated landfills under
  life-of-site operating
  agreements                       --           --           --            1            2            3
                             --------     --------     --------     --------     --------     --------
                                    2            2            4            2           13           23
                             ========     ========     ========     ========     ========     ========

     The estimated remaining operating lives for our owned and operated landfills and landfills operated, but not owned, under life-of-site operating agreements, based on remaining permitted and probable expansion capacity and projected annual disposal volume, in years, as of December 31, 2003, was as follows:

                              0 to 10     11 to 20     21 to 40     41 to 50       51 +         Total
                             --------     --------     --------     --------     --------     --------
Owned and operated
  landfills                         2            2            3            4            9           20
Operated landfills under
  life-of-site operating
  agreements                       --           --            2            1            2            5
                             --------     --------     --------     --------     --------     --------
                                    2            2            5            5           11           25
                             ========     ========     ========     ========     ========     ========

     The disposal tonnage that we received in 2002 and 2003 at all of our municipal solid waste landfills is shown below (tons in thousands):

                                     2002                    2003
                             -------------------     -------------------
                             Number of    Total      Number of    Total
                               Sites      Tons         Sites      Tons
                             ---------  --------     ---------  --------
Owned and operated
   landfills                        20     5,057            20     5,335
Operated landfills under             7       610             9       896
   limited-term operating
   agreements
Operated landfills under
   life-of-site operating            3       397             5       559
   agreements
                             ---------  --------     ---------  --------
                                    30     6,064            34     6,790
                             ---------  --------     ---------  --------

Transfer Station Services

     We have an active program to acquire, develop, own and operate transfer stations in markets proximate to our collection operations. Transfer stations extend our direct-haul reach and link disparate collection operations with disposal facilities that we own, operate or have under contract. We owned or operated 33 transfer stations at December 31, 2003. Currently, we own transfer stations in Colorado, Georgia, Kansas, Montana, Nebraska, Oklahoma, Oregon, Tennessee and Washington. In addition, we operate, but do not own, transfer stations in California, Kentucky, Nebraska, and Washington. Transfer stations receive, compact, and load solid waste onto larger vehicles to be transported to landfills. We believe that transfer stations benefit us by:

     - concentrating the waste stream from a wider area, which increases the volume of disposal at our landfill facilities and gives us greater leverage in negotiating for more favorable disposal rates at other landfills;

     -    improving utilization of collection personnel and equipment; and

     - building relationships with municipalities and private operators that deliver waste, which can lead to additional growth opportunities.

Recycling Services

     We offer municipal, commercial, industrial and residential customers recycling services for a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals. We own or operate 26 recycling processing operations and sell other collected recyclable materials to third parties for processing before resale. We often share the profits from our resale of recycled materials with other parties to our recycling contracts. For example, certain of our municipal recycling contracts in Washington, negotiated before we acquired those businesses, specify certain benchmark resale prices for recycled commodities. To the extent the prices we actually receive for the processed recycled commodities collected under those contracts exceed the prices specified in the contracts, we share the excess with the municipality, after recovering any previous shortfalls resulting from actual market prices falling below the prices specified in the contracts. To reduce our exposure to commodity price volatility and risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties. We believe that recycling will continue to be an important component of local and state solid waste management plans due to the public's increasing environmental awareness and expanding regulations that mandate or encourage recycling.

G CERTIFICATES

     A substantial portion of our Washington collection business is performed under governmental certificates (referred to as "G certificates") awarded by the WUTC. G certificates apply only to unincorporated areas of Washington and municipalities that have elected to have their solid waste collection overseen by the WUTC. G certificates generally grant the holder the exclusive and perpetual right to provide certain solid waste collection and transportation services in a specified territory. The WUTC has repeatedly determined that, in enacting the statute authorizing G certificates, the Washington legislature intended to favor grants of exclusive, rather than overlapping, service rights for conventional solid waste services. Accordingly, most G certificates currently grant exclusive solid waste collection and transportation rights for conventional solid waste services in specified territories.

SALES AND MARKETING

     In many of our existing markets, we provide waste collection, transfer and disposal services to municipalities and governmental authorities under exclusive arrangements, and, therefore, do not contract directly with individual customers. In addition, because we have grown primarily through acquisitions, we have generally assumed existing franchise agreements, municipal contracts and G certificates from the acquired companies, rather than obtaining new contracts. For these reasons, our sales and marketing efforts to date have been narrowly focused. We have added sales and marketing personnel as necessary to extend or renew existing contracts, solicit new contracts or customers in markets where we are not the exclusive provider of solid waste services, expand our presence into areas adjacent to or contiguous with our existing markets, and market additional services to existing customers.

COMPETITION

     The solid waste services industry is highly competitive and requires substantial labor and capital resources. The industry presently includes three large national waste companies: Allied Waste Industries, Inc., Republic Services, Inc., and Waste Management, Inc. Casella Waste Systems, Inc., and Waste Industries USA, Inc. are two other public companies with a regional focus and annual revenues in excess of $200 million. Certain of the markets in which we compete or will likely compete are served by one or more large, national solid waste companies, as well as by numerous privately held regional and local solid waste companies of varying sizes and resources, some of which have accumulated substantial goodwill in their markets. We also compete with operators of alternative disposal facilities, including incinerators, and with counties, municipalities, and solid waste districts that maintain their own waste collection and disposal operations. Public sector operators may have financial advantages over us, because of their access to user fees and similar charges, tax revenues and tax-exempt financing.

     We compete for collection, transfer and disposal volume based primarily on the price and quality of our services. From time to time, competitors may reduce the price of their services in an effort to expand their market shares or service areas or to win competitively bid municipal contracts. These practices may cause us to reduce the price of our services or, if we elect not to do so, to lose business. We provide a substantial portion of our residential, commercial and industrial collection services under exclusive franchise and municipal contracts and certificates, some of which are subject to periodic competitive bidding. We provide the balance of our services under subscription agreements with individual households and one to three year service contracts with commercial and industrial customers.

     The solid waste collection and disposal industry has undergone significant consolidation, and we encounter competition in our efforts to acquire landfills, transfer and collection operations. Intense competition exists not only for collection, transfer and disposal volume, but also for remaining acquisition candidates. We generally compete for acquisition candidates with publicly owned regional and large national waste management companies. Competition in the disposal industry is also affected by the increasing national emphasis on recycling and other waste reduction programs, which may reduce the volume of waste deposited in landfills. Accordingly, it may become uneconomical for us to make further acquisitions or we may be unable to locate or acquire suitable acquisition candidates at price levels and on terms and conditions that we consider appropriate, particularly in markets we do not already serve.

REGULATION

Introduction

     Our landfill operations and non-landfill operations, including waste transportation, transfer stations, vehicle maintenance shops and fueling facilities, are all subject to extensive and evolving federal, state and local environmental laws and regulations, the enforcement of which has become increasingly stringent. The environmental regulations that affect us are administered by the EPA and other federal, state and local environmental, zoning, health and safety agencies. The WUTC regulates the portion of our collection business in Washington performed under G certificates, which generally grant us perpetual and exclusive collection rights in certain areas. We are currently in substantial compliance with applicable federal, state and local environmental laws, permits, orders and regulations. We do not currently anticipate any material costs necessary to bring our operations into environmental compliance (although there can be no assurance in this regard). We attempt to anticipate future regulatory requirements and to plan in advance as necessary to comply with them.

     The principal federal, state and local statutes and regulations that apply to our operations are described below. All of the federal statutes described below contain provisions that authorize, under certain circumstances, lawsuits by private citizens to enforce the provisions of the statutes. In addition to penalties, some of those statutes authorize an award of attorneys' fees to parties that successfully bring such an action. Enforcement actions under these statutes may include both civil and criminal penalties, as well as injunctive relief in some instances.

The Resource Conservation and Recovery Act of 1976 ("RCRA")

     RCRA regulates the generation, treatment, storage, handling, transportation and disposal of solid waste and requires states to develop programs to ensure the safe disposal of solid waste. RCRA divides solid waste into two groups, hazardous and nonhazardous. Wastes are generally classified as hazardous if they either (i) are specifically included on a list of hazardous wastes, or (ii) exhibit certain characteristics defined as hazardous. Household wastes are specifically designated as nonhazardous. Wastes classified as hazardous under RCRA are subject to much stricter regulation than wastes classified as nonhazardous, and businesses that deal with hazardous waste are subject to regulatory obligations in addition to those imposed on handlers of nonhazardous waste. From the date of inception through December 31, 2003, we did not, to our knowledge, transport hazardous wastes under circumstances that would subject us to hazardous waste regulations under RCRA. Some of our ancillary operations (e.g., vehicle maintenance operations) may generate hazardous wastes. We manage these wastes in substantial compliance with applicable laws.

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

     RCRA also regulates underground storage of petroleum and other regulated materials. RCRA requires registration, compliance with technical standards for tanks, release detection and reporting, and corrective action, among other things. Certain of our facilities and operations are subject to these requirements.

The Federal Water Pollution Control Act of 1972 (the "Clean Water Act")

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

The Clean Air Act

     The Clean Air Act generally, through state implementation of federal requirements, regulates emissions of air pollutants from certain landfills based on factors such as the date of the landfill construction and tons per year of emissions of regulated pollutants. Larger landfills and landfills located in areas where the ambient air does not meet certain requirements of the Clean Air Act may be subject to even more extensive air pollution controls and emission limitations. In addition, the EPA has issued standards regulating the disposal of asbestos-containing materials. Air permits may be required to construct gas collection and flaring systems, and operating permits may be required, depending on the potential air emissions. State air regulatory programs may implement the federal requirements but may impose additional restrictions. For example, some state air programs uniquely regulate odor and the emission of toxic air pollutants.

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

Flow Control/Interstate Waste Restrictions

     Certain permits and approvals, as well as certain state and local regulations, may limit a landfill or transfer station to accepting waste that originates from specified geographic areas, restrict the importation of out-of-state waste or wastes originating outside the local jurisdictions or otherwise discriminate against non-local waste. These restrictions, generally known as flow control restrictions, are controversial, and some courts have held that some flow control schemes violate constitutional limits on state or local regulation of interstate commerce. From time to time, federal legislation is proposed that would allow some local flow control restrictions. Although no such federal legislation has been enacted to date, if such federal legislation should be enacted in the future, states in which we own or operate landfills could limit or prohibit the importation of out-of-state waste or direct that wastes be handled at specified facilities. Such state actions could adversely affect our landfills. These restrictions could also result in higher disposal costs for our collection operations. If we were unable to pass such higher costs through to our customers, our business, financial condition and operating results could be adversely affected.

     Certain state and local jurisdictions may also seek to enforce flow control restrictions through local legislation or contractually. In certain cases, we may elect not to challenge such restrictions. These restrictions could reduce the volume of waste going to landfills in certain areas, which may prevent us from operating our landfills at their full capacity and/or reduce the prices that we can charge for landfill disposal services. These restrictions may also result in higher disposal costs for our collection operations. If we were unable to pass such higher costs through to our customers, our business, financial condition and operating results could be adversely affected.

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

RISK MANAGEMENT, INSURANCE AND FINANCIAL SURETY BONDS

Risk Management

     We maintain environmental and other risk management programs appropriate for our business. Our environmental risk management program includes evaluating existing facilities and potential acquisitions for environmental law compliance. We do not presently expect environmental compliance costs to increase materially above current levels, but we cannot predict whether future acquisitions will cause such costs to increase. We also maintain a worker safety program that encourages safe practices in the workplace. Operating practices at our operations emphasize minimizing the possibility of environmental contamination and litigation. Our facilities comply in all material respects with applicable federal and state regulations.

Insurance

     Beginning August 1, 2002, we significantly changed our insurance programs for automobile liability, property, general liability, workers' compensation and employer's liability. Prior to this date, each of these areas was third-party insured with a per incident deductible of up to $5,000. Under our current insurance program, we carry per incident deductibles of $2 million for automobile liability claims, $1.5 million for workers' compensation and employer's liability claims, and $1 million for general liability claims.

     During a 12 month period, our automobile liability policy will pay up to $3 million in the aggregate per incident, after we pay the $2 million deductible. Additionally, we have an umbrella policy with a third party insurance company for automobile liability, general liability and employer's liability that will pay, during a 12 month period, up to an aggregate of $25 million of claims in excess of the $5 million limit for automobile claims and in excess of the $1 million limit for general liability and $1.5 million limit for employer's liability claims. Since workers' compensation is a statutory coverage limited only by the various state jurisdictions, the umbrella coverage is not applicable. Also, our umbrella policy does not cover property claims, as the insurance limits for these claims are in accordance with the replacement values of the insured property.

     In November 2002, we purchased environmental protection insurance under a three-year policy with limits of $10 million per occurrence, with a $20 million aggregate limit. This insurance covers all owned or operated landfills and transfer stations and all owned materials recycling operations. Under our policy, insurance is guaranteed for acquired and newly constructed facilities, but each addition to the policy is underwritten on a site-specific basis and the premium is set according to the conditions found at the site. Our policy provides insurance for new pollution conditions that originate after the commencement of our coverage. Pollution conditions existing prior to the commencement of our coverage, if found, could be excluded from coverage.

Financial Surety Bonds

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

     In August 2003, we paid $5.3 million to acquire a 9.9% interest in a company that, among other activities, issues financial surety bonds to secure landfill closure and post-closure obligations for companies operating in the solid waste sector.

EMPLOYEES

     At December 31, 2003, we employed 3,541 full-time employees, including 409 employees classified as professionals or managers, 2,671 employees involved in collection, transfer, disposal and recycling operations, and 461 sales, clerical, data processing or other administrative employees.

     Approximately 308 of our drivers, mechanics, equipment operators and sorters in various locations are employed under collective bargaining agreements primarily with the Teamsters Union. These employees are subject to labor agreements that are subject to renegotiation periodically.

     We do not expect any significant disruption in our business in 2004 as a result of labor negotiations or employee strikes. We are not aware of any organizational efforts among our employees and we believe that our relations with our employees are good. Approximately 30 of our gate clerks and operators at one of our majority-owned subsidiaries in Pierce County, Washington are represented by the Teamsters and the Operating Engineers Unions. On August 31, 2003, the labor agreement with these employees expired, and the employees have continued to work under the terms of the expired labor agreement. We are currently negotiating a new labor agreement with these employees and have no reason to believe that we will not be successful in reaching a mutually acceptable agreement.

AVAILABLE INFORMATION

     Our internet website address is http://wasteconnections.com. We make our reports on Forms 10-K, 10-Q and 8-K available on our website free of charge after we file them with the SEC.

RISK FACTORS

     Outlined below are some of the risks that we face and that could affect our business and financial statements for 2004 and beyond. However, they are not the only risks that we face. There may be additional risks that we do not presently know of or that we currently believe are immaterial that could also impair our business.

RISKS RELATED TO OUR BUSINESS

Difficulties in making acquisitions, acquiring exclusive contracts and
----------------------------------------------------------------------
generating internal growth may cause our growth to be slower than expected.
---------------------------------------------------------------------------

     Our growth strategy includes expanding through acquisitions, acquiring additional exclusive arrangements and generating internal growth. Most of our growth has been through acquisitions. From inception through December 31, 2003, we acquired 167 solid waste services related businesses. Although we have identified numerous acquisition candidates that we believe are suitable, we may not be able to acquire them at prices or on terms and conditions favorable to us. Our ability to grow also depends on several other factors, including:

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

Our acquisitions may not be successful, resulting in changes in strategy,
-------------------------------------------------------------------------
operating losses or a loss on sale of the business acquired.
------------------------------------------------------------

     Even if we are able to make acquisitions on advantageous terms and are able to integrate them successfully into our operations and organization, some may not fulfill our strategy in a given market due to factors that we cannot control, such as market position or customer base. As a result, operating margins could be less than we originally anticipated when we made those acquisitions. We then may change our strategy with respect to that market or those businesses and decide to sell the operations at a loss, or keep those operations and recognize an impairment of goodwill and/or intangible assets.

We compete for acquisition candidates with other purchasers, some of which have
-------------------------------------------------------------------------------
greater financial resources than we do. These competitors may be able to offer
------------------------------------------------------------------------------
more favorable acquisition terms, thus limiting our ability to grow through
---------------------------------------------------------------------------
acquisition.
------------

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

We may be unable to compete effectively with governmental service providers and
-------------------------------------------------------------------------------
larger and better capitalized companies, which may result in reduced revenues
-----------------------------------------------------------------------------
and lower profits.
------------------

     Our industry is highly competitive and requires substantial labor and capital resources. Some of the markets in which we compete or will likely compete are served by one or more large, national solid waste companies, as well as by regional and local solid waste companies of varying sizes and resources, some of which have accumulated substantial goodwill in their markets.

     We also compete with counties, municipalities and solid waste districts that maintain their own waste collection and disposal operations. These operators may have financial advantages over us because of their access to user fees and similar charges, tax revenues and tax-exempt financing. Some of our competitors may also be better capitalized than we are, have greater name recognition than we do or be able to provide or be willing to bid their services at a lower price than we may be willing to offer.

We may lose contracts through competitive bidding, early termination or
-----------------------------------------------------------------------
governmental action, which would cause our revenues to decline.
---------------------------------------------------------------

     We derive a substantial portion of our revenue from services provided under exclusive municipal contracts, franchise agreements and governmental certificates. Many of these will be subject to competitive bidding at some time in the future. For example, we have approximately 47 municipal contracts, representing annual revenues of approximately $4.2 million, that could expire in the next 12 months and have no renewal provisions. We also intend to bid on additional municipal contracts and franchise agreements. We may not be the successful bidder. In addition, some of our customers may terminate their contracts with us before the end of the contract term. Municipalities may annex unincorporated areas within counties where we provide collection services; as a result, our customers in annexed areas may be required to obtain services from competitors that have been franchised by the annexing municipalities to provide those services. Municipalities in which services are currently provided on a competitive basis may elect to franchise collection services. Unless we are awarded franchises by these municipalities, we will lose customers. Municipalities may decide to provide services to their residents themselves on an optional or mandatory basis, causing us to lose customers. Municipalities in Washington may by law annex unincorporated territory, which would likely remove such territory from the area covered by governmental certificates issued to us by the Washington Utility and Transportation Commission. Annexation would reduce the areas covered by our governmental certificates and subject more of our Washington operations to competitive bidding in the future. Moreover, legislative action could amend or repeal the laws governing WUTC regulation, which could harm our competitive position by subjecting more areas to competitive bidding. If we are not able to replace revenues from contracts lost through competitive bidding or early termination or from the renegotiation of existing contracts with other revenues within a reasonable time period, our revenues will decline.

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

Our decentralized decision-making structure could allow local managers to make
------------------------------------------------------------------------------
decisions that adversely affect our operating results.
------------------------------------------------------

     We manage our operations on a decentralized basis. Local managers have the authority to make many decisions concerning their operations without obtaining prior approval from executive officers, subject to compliance with general company-wide policies. Poor decisions by local managers could result in loss of customers or increases in costs, in either case adversely affecting operating results.

Efforts by labor unions to organize our employees could divert management
-------------------------------------------------------------------------
attention and increase our operating expenses.
----------------------------------------------

     From time to time, labor unions attempt to organize our employees, and these efforts will likely continue in the future. Some groups of our employees are represented by unions, and we have negotiated collective bargaining agreements with some of these groups. Additional groups of employees may seek union representation in the future, and negotiating collective bargaining agreements with these groups could divert management attention and result in increased operating expenses and lower net income. If we are unable to negotiate acceptable collective bargaining agreements, we might have to wait through "cooling off" periods, which are often followed by union-initiated work stoppages, including strikes. Depending on the type and duration of any labor disruptions, our operating expenses could increase significantly, which could adversely affect our financial condition, results of operations and cash flows.

The geographic concentration of our business makes our results vulnerable to
----------------------------------------------------------------------------
factors affecting the regions in which we operate, and seasonal fluctuations may
--------------------------------------------------------------------------------
cause our business and financial results to vary among quarters, which could
----------------------------------------------------------------------------
create volatility in our stock price.
-------------------------------------

     Our business and financial results would be harmed by downturns in the general economy of the regions in which we operate and other factors affecting the regions, such as state regulations affecting the solid waste services industry and severe weather conditions. Based on historic trends experienced by the businesses we have acquired, we expect our operating results to vary seasonally, with revenues typically lowest in the first quarter, higher in the second and third quarters, and lower in the fourth quarter than in the second and third quarters. We expect the fluctuation in our revenues between our highest and lowest quarters to be in the range of approximately 10% to 12%. This seasonality reflects the lower volume of solid waste generated during the late fall, winter and early spring months because of decreased construction and demolition activities during the winter months. In addition, some of our operating costs may be higher in the winter months. Adverse winter weather conditions slow waste collection activities, resulting in higher labor and operational costs. Greater precipitation in the winter increases the weight of collected waste, resulting in higher disposal costs, which are calculated on a per ton basis. Because of these factors, we expect operating income to be generally lower in the winter months, and our stock price may be negatively affected by these variations.

Unusually adverse weather conditions may interfere with our operations, harming
-------------------------------------------------------------------------------
our operating results.
----------------------

     Our collection and landfill operations could be adversely affected, beyond the normal seasonal variations described above, by unusually long periods of inclement weather, which could interfere with collection and landfill operations, reduce the volume of waste generated by our customers and delay the development of landfill capacity. Periods of particularly harsh weather may force us to temporarily suspend some of our operations.

Increases in the costs of labor, disposal, fuel or energy could reduce operating
--------------------------------------------------------------------------------
margins.
--------

     Our continued success will depend on our ability to attract and retain qualified personnel. We compete with other businesses in our markets for qualified employees. From time to time, the labor supply is tight in some of our markets. A shortage of qualified employees would require us to enhance our wage and benefits packages to compete more effectively for employees or to hire more expensive temporary employees. Labor is one of our largest costs, and even relatively small increases in labor costs per employee could materially affect our cost structure. If we fail to attract and retain qualified employees, to control our labor costs, or to recover any increased labor costs through increased prices we charge for our services or otherwise offset such increases with cost savings in other areas, our operating margins could suffer. If we incur increased disposal costs in areas where we do not dispose of solid waste at landfills that we own or operate or if we incur increased disposal costs at landfills that we do own or operate and if, in either case, we are unable to pass these costs on to our customers, our operating results would suffer. Although fuel and energy costs account for a relatively small portion of our total operating expenses, the price of fuel and energy is volatile, and shortages sometimes occur. Significant increases in the cost of fuel or energy, or shortages of fuel or energy, could interrupt or curtail our operations and lower our operating margins.

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

     If our current bond underwriters are unwilling to issue additional bonds, renew existing bonds when such bonds expire, or increase their total bond commitment, or if we are unable to obtain surety bonds through new underwriters as such needs arise, we would need to arrange other means of financial assurance, such as a cash trust or a letter of credit, to secure contract performance or meet closure and post-closure requirements. Such alternate financial assurance may not be readily available, and may result in additional expense or capital outlays.

Increases in insurance costs and in the amount that we self-insure for various
------------------------------------------------------------------------------
risks could reduce our operating margins and reported earnings.
---------------------------------------------------------------

     We maintain insurance programs for employee group health, automobile liability, property, general liability, workers' compensation, employer's liability, environmental protection and directors and officers' liability. To control rising insurance costs, beginning August 2002, we became effectively self-insured by increasing our per incident deductibles. We carry umbrella policies for certain types of claims to provide excess coverage over the underlying policies and per incident deductibles. The increased amounts that we self-insure could cause significant volatility in our operating margins and reported earnings based on the occurrence and claim costs of incidents, accidents and injuries. Our insurance accruals are based on claims filed and estimates of claims incurred but not reported and are developed by our management with assistance from our third-party actuary and our third-party claims administrator. To the extent these estimates are inaccurate, we may recognize substantial additional expenses in future periods that would reduce operating margins and reported earnings. Significant increases in premiums on insurance that we retain also could reduce our margins.

Each business that we acquire or have acquired may have liabilities that we fail
--------------------------------------------------------------------------------
or are unable to discover, including liabilities that arise from prior owners'
------------------------------------------------------------------------------
failure to comply with environmental laws, which may harm our financial
-----------------------------------------------------------------------
condition.
----------

     As a successor owner, we may be legally responsible for liabilities that arise from businesses that we acquire. Even if we obtain legally enforceable representations, warranties and indemnities from the sellers of such businesses, they may not cover the liabilities fully. Some environmental liabilities, even if we do not expressly assume them, may be imposed on us under various legal theories. Our insurance program does not cover liabilities associated with some environmental issues that may exist prior to attachment of coverage. A successful uninsured claim against us could harm our financial condition.

Our growth may be limited by the inability to obtain new landfills and expand
-----------------------------------------------------------------------------
existing ones.
--------------

     We currently own and/or operate a number of landfills. Our ability to meet our growth objectives may depend in part on our ability to acquire, lease and expand landfills and develop new landfill sites. We may not be able to obtain new landfill sites or expand the permitted capacity of our landfills when necessary. Obtaining new landfill sites is important to our expansion into new non-exclusive markets; if we do not believe that we can obtain a landfill site in a non-exclusive market, we may choose not to enter that market. Expanding existing landfill sites is important in those markets where the remaining lives of our landfills are relatively short. We may choose to forego acquisitions and internal growth in these markets because increased volumes would further shorten the lives of these landfills. Either of these circumstances could result in slower growth.

In some areas in which we operate, suitable land for new sites or expansion of
------------------------------------------------------------------------------
existing landfill sites may be unavailable, which could increase our disposal
-----------------------------------------------------------------------------
costs and reduce our operating margins.
---------------------------------------

     Operating permits for landfills in states where we operate must generally be renewed every five to ten years. It has become increasingly difficult and expensive to obtain required permits and approvals to build, operate and expand solid waste management facilities, including landfills and transfer stations. The process often takes several years, requires numerous hearings and compliance with zoning, environmental and other requirements, and is frequently resisted by citizen, public interest and other groups. We may not be able to obtain or maintain the permits we require to expand, and such permits may contain burdensome terms and conditions. Even when granted, final permits to expand are often not approved until the remaining permitted disposal capacity of a landfill is very low. Local laws and ordinances also may affect our ability to obtain permits to expand landfills. If we were to exhaust our permitted capacity at a landfill, our ability to expand internally would be limited, and we could be required to cap and close that landfill and be forced to dispose of collected waste at more distant landfills or at landfills operated by our competitors. The resulting increased costs would reduce our operating margins.

Our accruals for our landfill closure and post-closure costs may be inadequate,
-------------------------------------------------------------------------------
and our earnings would be lower if we are required to pay additional amounts.
-----------------------------------------------------------------------------

     We will generally be required to pay closure and post-closure costs for landfills and disposal facilities that we own or operate under a life-of-site operating agreement. Closure and post-closure costs are generally paid for a term of 30 years after final closure of a landfill, and accrued during the operating life of the landfill based on engineering estimates of future requirements associated with the final landfill design, final landfill capping and closure and post-closure process. Our obligations to pay closure or post-closure costs may exceed the amount we accrued and reserved and other amounts available from funds or reserves established to pay such costs. Paying additional amounts would lower our earnings and could cause our stock price to decline.

We may incur additional charges related to capitalized expenditures, which would
--------------------------------------------------------------------------------
lower our earnings.
-------------------

     In accordance with accounting principles generally accepted in the United States, we capitalize some expenditures and advances relating to acquisitions, pending acquisitions and landfill development projects. We expense indirect acquisition costs such as executive salaries, general corporate overhead, public affairs and other corporate services as we incur those costs. We charge against earnings any unamortized capitalized expenditures and advances (net of any amount that we estimate we will recover, through sale or otherwise) that relate to any operation that is permanently shut down or determined to be impaired, any pending acquisition that is not consummated and any landfill development project that we do not expect to complete. Any such charges against earnings could lower our stock price.

Recent accounting pronouncements may require a write-down of our goodwill, which
--------------------------------------------------------------------------------
could materially impair our net worth.
--------------------------------------

     As a result of our acquisition strategy, we have a material amount of goodwill recorded on our financial statements. Under SFAS No. 142, effective January 1, 2002, we no longer amortize our existing goodwill. We are required to test goodwill for impairment using the two-step process prescribed in SFAS No.
142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets annually on October 1. To date, no events or changes in circumstances have occurred that indicated the potential existence of goodwill or indefinite-lived intangible asset impairment and it has not been necessary to write down any of our goodwill or indefinite-lived intangible assets. If, as a result of performing impairment tests, we are required to write down any of our goodwill or indefinite-lived intangible assets, our operating results would be negatively impacted and our net worth would be reduced. Our credit agreement contains a covenant requiring us to maintain a minimum net worth. A reduction in net worth, therefore, if substantial, could limit the amount that we can borrow under our credit agreement and any failure to comply with the agreement could result in an event of default under the credit agreement.

If we fail to comply with covenants and conditions in our credit facility, we
-----------------------------------------------------------------------------
may be unable to make acquisitions and may be required to repay our debt early,
-------------------------------------------------------------------------------
which could harm our financial results.
---------------------------------------

     Our credit facility requires us to obtain the consent of the lending banks before acquiring any other business for more than $100 million in cash and assumed debt. If we are not able to obtain our banks' consent to acquisitions of this size, we may not be able to complete them, which could inhibit our growth. Our credit facility also contains financial covenants based on our current and projected financial condition after completing an acquisition. If we are not able to satisfy these financial covenants on a pro forma basis upon completing an acquisition, we would not be able to complete the acquisition without a waiver from our lending banks. Whether or not a waiver is needed, if the results of our future operations differ materially from what we expect, we may no longer be able to comply with the covenants in the credit facility. Our failure to comply with these covenants may result in a default under the credit facility, which would allow our lending banks to accelerate the date for repayment of debt incurred under the credit facility and could harm our business and financial results.

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

We face uncertainties relating to pending litigation.
-----------------------------------------------------

     We and some of our subsidiaries are currently involved in civil litigation relating to the conduct of our business. The timing and final resolution of these matters are uncertain. Additionally, the possible outcomes or resolutions of these matters could include judgments against us or settlements, either of which could require substantial payments by us, adversely affecting our operating results.

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

We may be unable to obtain and maintain licenses or permits and zoning,
-----------------------------------------------------------------------
environmental and/or other land use approvals that we need to own and operate
-----------------------------------------------------------------------------
our landfills.
--------------

     These licenses or permits and approvals are difficult and time-consuming to obtain and renew, and elected officials and citizens' groups frequently oppose them. Failure to obtain and maintain the permits and approvals we need to own or operate landfills (including increasing their capacity) could force us to dispose of collected waste at more distant landfills or at landfills owned by our competitors, thus increasing our disposal costs and reducing our operating margins.

Extensive regulations that govern the design, operation and closure of landfills
--------------------------------------------------------------------------------
may restrict our landfill operations or increase our costs of operating
-----------------------------------------------------------------------
landfills.
----------

     Regulations that govern landfill operations include the regulations that establish minimum federal requirements adopted by the EPA in October 1991 under Subtitle D of the RCRA. If we fail to comply with these regulations, we could be required to undertake investigatory or remedial activities, curtail operations or close landfills temporarily or permanently. Future changes to these regulations may require us to modify, supplement or replace equipment or facilities at substantial costs. If regulatory agencies fail to enforce these regulations vigorously or consistently, our competitors whose facilities do not comply with the Subtitle D regulations or their state counterparts may obtain an advantage over us. Our financial obligations arising from any failure to comply with these regulations could harm our business and earnings.

We may be subject in the normal course of business to judicial and
------------------------------------------------------------------
administrative proceedings involving federal, state or local agencies or
------------------------------------------------------------------------
citizens' groups, which could interrupt our operations, require expensive
-------------------------------------------------------------------------
remediation and create negative publicity.
------------------------------------------

     Governmental agencies may impose fines or penalties on us. They may also attempt to revoke or deny renewal of our operating permits, franchises or licenses for violations or alleged violations of environmental laws or regulations, or require us to remediate potential environmental problems relating to waste that we or our predecessors collected, transported, disposed of or stored. Individuals or community groups might also bring actions against us in connection with our operations. Any adverse outcome in these proceedings could harm our operations and financial results and create adverse publicity, which could damage our competitive position and stock price.

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

Future changes in laws regulating the flow of solid waste in interstate commerce
--------------------------------------------------------------------------------
could adversely affect our operating results.
---------------------------------------------

     The U.S. Supreme Court has held that states may not regulate the flow of solid waste in interstate commerce if the effect would be to discriminate between interstate and intrastate commerce. If legislation is enacted that overturns or modifies this decision, and if one or more of the states in which we dispose of interstate waste takes action that would prohibit or increase the costs of our continued disposal of interstate waste, our operating results could be adversely affected.

ITEM 2.   PROPERTIES

     As of December 31, 2003, we owned 101 collection operations, 26 transfer stations, 20 municipal solid waste landfills, one construction and demolition landfill and 26 recycling operations and operated, but did not own, an additional seven transfer stations and 14 municipal solid waste landfills. We also own one municipal solid waste landfill site which was permitted for operation, but not constructed as of December 31, 2003. We lease various offices and facilities, including our corporate offices in Folsom, California. We own various equipment, including waste collection and transportation vehicles, related support vehicles, carts, containers, and heavy equipment used in landfill operations. We believe that our existing facilities and equipment are generally adequate for our current operations. However, we expect to make additional investments in property and equipment for expansion and replacement of assets and in connection with future acquisitions.

     Our corporate headquarters is located in Folsom, California, where we lease approximately 31,000 square feet of space.

ITEM 3.   LEGAL PROCEEDINGS

     We own undeveloped property in Harper County, Kansas, where we are seeking permits to construct and operate a municipal solid waste landfill. In 2002, we received a special use permit from Harper County for zoning the landfill and in 2003 we received a draft permit from the Kansas Department of Health and Environment to construct and operate the landfill. In July 2003, the District Court of Harper County invalidated the previously issued zoning permit. We have appealed the District Court's decision to invalidate the zoning permit. The Kansas Department of Health and Environment has notified us that it will not issue a final permit to construct and operate the landfill until the zoning matter is resolved. At December 31, 2003, we had $3.9 million of capitalized expenditures related to this landfill development project. Based on the advice of counsel, we believe that we will prevail in this matter and do not believe that an impairment of the capitalized expenditures exists. If we do not prevail on appeal, however, we will be required to expense in a future period the $3.9 million of capitalized expenditures, less the recoverable value of the undeveloped property and other amounts recovered, which would likely have a material adverse effect on our reported income for that period.

     We are primarily self-insured for automobile liability, general liability and workers' compensation claims. We are a party to various claims and suits pending for alleged damages to persons and property and alleged liabilities occurring during the normal operations of our solid waste management business. On October 31, 2003, our subsidiary, Waste Connections of Nebraska, Inc. was named as a defendant in the case of KAREN COLLERAN, CONSERVATOR OF THE ESTATE OF ROBERT ROONEY V. WASTE CONNECTIONS OF NEBRASKA, INC. The plaintiff seeks recovery for damages allegedly suffered by Father Robert Rooney when the bicycle he was riding collided with one of our garbage trucks. The complaint alleges that Father Rooney suffered serious bodily injury, including traumatic brain injury. The plaintiff seeks recovery of past medical expenses of approximately $430,000 and an unspecified amount for future medical expenses and home healthcare, past pain and suffering, future pain and suffering, lost income, loss of earning capacity, and permanent injury and disability. Our primary defense is that the plaintiff is not entitled to any damages under Nebraska law, where the accident occurred, because the negligence of Father Rooney was equal to or greater than any negligence on the part of our driver, and we intend to defend this case vigorously on these and other grounds. This case is in the preliminary stages of discovery, and we have not accrued any potential loss as of December 31, 2003; however, an adverse outcome in this case coupled with a significant award to the plaintiff could have a material adverse effect on our reported income in the period incurred.

     Additionally, we are a party to various legal proceedings resulting from the ordinary course of business and the extensive governmental regulation of the solid waste industry. Our management does not believe that these proceedings, either individually or in the aggregate, are likely to have a material adverse effect on our business, financial condition, operating results or cash flows.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 2003.

EXECUTIVE OFFICERS

     The following table sets forth certain information concerning our executive officers as of March 1, 2004:

NAME                         AGE      POSITIONS
----                         ---      ---------
Ronald J. Mittelstaedt (1)    40      President, Chief Executive Officer and Chairman
Steven F. Bouck               47      Executive Vice President and Chief Financial Officer
Darrell W. Chambliss          39      Executive Vice President and Chief Operating Officer
Robert D. Evans               57      Executive Vice President, General Counsel and Secretary
Kenneth O. Rose               55      Senior Vice President - Administration
David G. Eddie                34      Vice President - Corporate Controller
Michael R. Foos               38      Vice President - Chief Information Officer
David M. Hall                 46      Vice President - Business Development
Eric O. Hansen                39      Vice President - Information Technology
Jerri L. Hunt                 52      Vice President - Human Resources
Worthing F. Jackman           39      Vice President - Finance and Investor Relations
James M. Little               42      Vice President - Engineering

     (1)  Member of the Executive Committee of the Board of Directors.

     Ronald J. Mittelstaedt has been President, Chief Executive Officer and a director since Waste Connections was formed, and was elected Chairman in January 1998. Mr. Mittelstaedt has more than 15 years of experience in the solid waste industry. He served as a consultant to United Waste Systems, Inc., with the title of Executive Vice President, from January 1997 to August 1997, where he was responsible for corporate development for all states west of Colorado. As Regional Vice President of USA Waste Services, Inc. (including Sanifill, Inc., which was acquired by USA Waste Services, Inc.) from November 1993 to January 1997, he was responsible for all operations in 16 states and Canada. Mr. Mittelstaedt held various positions at Browning-Ferris Industries, Inc. ("BFI") from August 1988 to November 1993, most recently as Division Vice President in northern California, overseeing the San Jose market. Previously he was the

District Manager responsible for BFI's operations in Sacramento and the surrounding areas. He holds a B.S. degree in Finance from the University of California at Santa Barbara.

     Steven F. Bouck has been Executive Vice President and Chief Financial Officer since February 1998. Mr. Bouck held various positions with First Analysis Corporation from 1986 to 1998, including most recently as Managing Director coordinating corporate finance. In that capacity, he provided merger and acquisition advisory services to companies in the environmental industry. Mr. Bouck was also responsible for investing venture capital funds focused on the environmental industry that were managed by First Analysis. In connection with those investments, he served on the boards of directors of several companies. Mr. Bouck holds B.S. and M.S. degrees in mechanical engineering from Rensselaer Polytechnic Institute and an M.B.A. in Finance from the Wharton School. He has been a Chartered Financial Analyst since 1990.

     Darrell W. Chambliss has been Executive Vice President and Chief Operating Officer since October 2003. From October 1, 1997 to that date, he served as Executive Vice President - Operations. Mr. Chambliss held various management positions at USA Waste Services, Inc. (including Sanifill, Inc. and United Waste, Inc., both of which were acquired by USA Waste Services, Inc.) from April 1995 to September 1997, including most recently Division Manager in Corning, California, where he was responsible for the operations of 19 operating companies as well as supervising and integrating acquisitions. From July 1989 to April 1995, he held various management positions with BFI, including serving as Assistant District Manager in San Jose, California, where he was responsible for a significant hauling operation, and serving as District Manager in Tucson, Arizona for more than three years. Mr. Chambliss holds a B.S. degree in Business Administration from the University of Arkansas.

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

     David G. Eddie has been Vice President -Corporate Controller since March 2004. From April 2003 to February 2004, Mr. Eddie served as Waste Connections' Vice President - Public Reporting and Compliance. From May 2001 to March 2003, Mr. Eddie served as Waste Connections' Director of Finance. Mr. Eddie served as Corporate Controller for International Fibercom, Inc. from April 2000 to May 2001. From September 1999 to April 2000, Mr. Eddie served as Waste Connections' Manager of Financial Reporting. From September 1994 to September 1999, Mr. Eddie held various positions, including Audit Manager, for PricewaterhouseCoopers LLP. Mr. Eddie is a Certified Public Accountant and holds a B.S. degree in Accounting from California State University, Sacramento.

     Michael R. Foos has been Vice President - Chief Information Officer since April 2003. From October 1999 to March 2003, Mr. Foos served as Vice President - Finance and Chief Accounting Officer of Waste Connections. From October 1997 to September 1999, Mr. Foos served as Vice President and Corporate Controller of Waste Connections. Mr. Foos served as Division Controller of USA Waste Services, Inc. (including Sanifill, Inc., which was acquired by USA Waste Services, Inc.) from October 1996 to September 1997, where he was responsible for financial compilation and reporting and acquisition due diligence for a seven-state region. Mr. Foos served as Assistant Regional Controller at USA Waste Services, Inc. from August 1995 to September 1996, where he was responsible for internal financial reporting for operations in six states and Canada. Mr. Foos also served as District Controller for Waste Management, Inc. from February 1990 to July 1995, and was a member of the audit staff of Deloitte & Touche from 1987 to 1990. Mr. Foos holds a B.S. degree in Accounting from Ferris State University.

     David M. Hall has been Vice President - Business Development since August 1, 1998. Mr. Hall has more than 17 years of experience in the solid waste industry with extensive operating and marketing experience in the Western U.S. From October, 1995 to July 1998, Mr. Hall was the Divisional Vice President of USA Waste Services, Inc., Rocky Mountain Division (including Sanifill, Inc. which was acquired by USA Waste Services, Inc.). In that position, he oversaw all operations and business development in six Rocky Mountain states. Prior to his employment with Sanifill, Mr. Hall held various management positions with BFI from October 1986 to October 1995, including Vice President of Sales for the Western United States. Mr. Hall was employed from 1979 to 1986 in a variety of sales and marketing management positions in the high technology sector. Mr. Hall received a B.S. degree in Management and Marketing from Southwest Missouri State University.

     Eric O. Hansen has been Vice President - Information Technology since January 2001. From April 1998 to December 2000, Mr. Hansen served as Waste Connections' Director of Management Information Systems. Mr. Hansen served as Information Systems Manager with Fibres International from October 1997 to April 1998. Mr. Hansen held various positions including NT Administrator for the Multnomah Athletic Club in Portland, Oregon from August 1989 to October 1997. Mr. Hansen holds a B.S degree from Portland State University.

     Jerri L. Hunt has been Vice President - Human Resources since December 1999. Ms. Hunt also served as Vice President - Human Resources and Risk Management from December 1999 to May 2002. From 1994 to 1999, Ms. Hunt held various positions with First Union National Bank (including the Money Store, which was acquired by First Union National Bank), most recently Vice President of Human Resources in which she managed all aspects of human resources for over 5,000 employees located throughout the United States. From 1989 to 1994, Ms. Hunt served as Manager of Human Resources and Risk Management for BFI, where she was responsible for all aspects of human resources and safety and environmental compliance matters. Ms. Hunt also served as a Human Resources Supervisor for United Parcel Service from 1976 to 1989. She holds a B.S. degree from California State University, Sacramento and a master's degree in Human Resources from Golden Gate University.

     Worthing F. Jackman has been Vice President - Finance and Investor Relations since April 2003. Mr. Jackman held various investment banking positions with Alex. Brown & Sons, now Deutsche Bank Securities, Inc., from 1991 through 2003, including most recently as a Managing Director within the Global Industrial & Environmental Services Group. In that capacity, he provided capital markets and strategic advisory services to companies in a variety of sectors, including solid waste services. Mr. Jackman holds a B.S. in Finance from Syracuse University and an M.B.A. from the Harvard Business School.

     James M. Little has been Vice President - Engineering since September 1999. Mr. Little held various management positions with Waste Management, Inc. (formerly USA Waste Services, Inc., which was acquired by Waste Management, Inc. and Chambers Development Co. Inc., which was acquired by USA Waste Services, Inc.) from April 1990 to September 1999, including Regional Environmental Manager and Regional Landfill Manager, and most recently Division Manager in Ohio, where he was responsible for the operations of ten operating companies in the Northern Ohio area. Mr. Little is a certified professional geologist and holds a B.S. degree in Geology from Slippery Rock University.

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

                                                       HIGH             LOW
                                                     --------        --------
     2002
     First Quarter                                   $  34.26        $  23.49
     Second Quarter                                     37.68           30.60
     Third Quarter                                      36.24           25.60
     Fourth Quarter                                     39.56           29.73

     2003
     First Quarter                                   $  39.98        $  30.75
     Second Quarter                                     37.20           31.78
     Third Quarter                                      36.90           31.57
     Fourth Quarter                                     38.08           31.90

     2004
     First Quarter (through March 1, 2004)           $  40.75        $  36.41



     On March 1, 2004, there were 79 record holders of Waste Connections' common stock.

     We have never paid cash dividends on our common stock and do not currently anticipate paying any cash dividends on our common stock. We intend to retain all earnings to fund the operation and expansion of our business. In addition, our existing credit facility limits the amount of cash dividends we can pay.

     The following is a summary of all of our equity compensation plans, including plans that were assumed through acquisitions and individual arrangements that provide for the issuance of equity securities as compensation, as of December 31, 2003. See Note 10 to the consolidated financial statements for additional discussion.

                                                                                                  (c)
                                                                                         Number of securities
                                             (a)                       (b)              remaining available for
                                   Number of securities to      Weighted-average         future issuance under
                                   be issued upon exercise      exercise price of      equity compensation plans
                                   of outstanding options,    outstanding options,       (excluding securities
 Plan Category                       warrants and rights       warrants and rights     reflected in column (a))
 -------------                       -------------------       -------------------     ------------------------
Equity compensation plans approved by
   security holders                        2,222,089                  $27.20                    1,949,006
Equity compensation plans not approved
   by security holders                     1,568,972                  $28.95                    1,492,256
                                           ---------                                            ---------
Total                                      3,791,061                  $27.92                    3,441,262
                                           =========                                            =========

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

                                                                                    YEARS ENDED DECEMBER 31,
                                                           ------------------------------------------------------------------------
                                                              1999 (a)       2000 (b)       2001 (c)       2002 (c)       2003 (c)
                                                           ------------   ------------   ------------   ------------   ------------
STATEMENT OF OPERATIONS DATA:
    Revenues                                               $    184,225   $    304,355   $    377,533   $    498,661   $    563,509
    Operating expenses:
       Cost of operations                                       112,838        174,724        211,064        282,187        316,841
       Selling, general and administrative                       16,019         25,579         32,007         47,366         54,367
       Depreciation and amortization                             14,769         27,195         36,138         38,977         47,347
       Loss on disposal of operations                                --            833          4,879             --             --
       Acquisition-related expenses                               9,003            150             --             --             --
                                                           ------------   ------------   ------------   ------------   ------------
    Income from operations                                       31,596         75,874         93,445        130,131        144,954

    Interest expense                                            (11,379)       (28,491)       (29,571)       (31,372)       (31,666)
    Other income (expense), net                                     (66)           116         (6,196)          (813)          (192)
                                                           ------------   ------------   ------------   ------------   ------------
    Income before income tax provision
       and minority interests                                    20,151         47,499         57,678         97,946        113,096

    Minority interests                                               --             --         (7,338)        (9,367)       (10,549)
                                                           ------------   ------------   ------------   ------------   ------------
    Income before income tax provision                           20,151         47,499         50,340         88,579        102,547

    Income tax provision                                        (10,924)       (19,310)       (19,812)       (33,113)       (37,233)
                                                           ------------   ------------   ------------   ------------   ------------

    Income before effect of accounting change                     9,227         28,189         30,528         55,466         65,314

    Cumulative effect of change in accounting
       principle, net of tax expense of $166                         --             --             --             --            282
                                                           ------------   ------------   ------------   ------------   ------------
    Net income                                             $      9,227   $     28,189   $     30,528   $     55,466   $     65,596
                                                           ============   ============   ============   ============   ============

    Basic earnings per common share:
       Income before cumulative effect of change in
          accounting principle                             $       0.49   $       1.21   $       1.13   $       2.00   $       2.31
       Cumulative effect of change in accounting principle           --             --             --             --            .01
                                                           ------------   ------------   ------------   ------------   ------------
       Net income per common share                         $       0.49   $       1.21   $       1.13   $       2.00   $       2.32
                                                           ============   ============   ============   ============   ============

    Diluted earnings per common share:
       Income before cumulative effect of change in
          accounting principle                             $       0.46   $       1.17   $       1.10   $       1.90   $       2.17
       Cumulative effect of change in accounting principle           --             --             --             --            .01
                                                           ------------   ------------   ------------   ------------   ------------
       Net income per common share                         $       0.46   $       1.17   $       1.10   $       1.90   $       2.18
                                                           ============   ============   ============   ============   ============


    Shares used in calculating basic income per share        18,655,801     23,301,358     27,069,685     27,750,642     28,327,296
                                                           ============   ============   ============   ============   ============
    Shares used in calculating diluted income per share      19,929,539     23,994,994     27,675,639     32,325,624     32,871,652
                                                           ============   ============   ============   ============   ============

                                                                                    YEARS ENDED DECEMBER 31,
                                                           ------------------------------------------------------------------------
                                                              1999 (a)       2000 (b)       2001 (c)       2002 (c)       2003 (c)
                                                           ------------   ------------   ------------   ------------   ------------
BALANCE SHEET DATA:
    Cash and equivalents                                   $      2,393   $      2,461   $      7,279   $      4,067   $      5,276
    Working capital (deficit)                                   (10,149)       (10,398)        (4,825)       (23,048)       (15,060)
    Property and equipment, net                                 335,260        384,237        465,806        578,040        613,225
    Total assets                                                617,958        810,104        979,353      1,261,882      1,395,952
    Long-term debt                                              275,145        334,194        416,171        578,481        601,891
    Total stockholders' equity                                  218,521        334,208        379,805        451,712        537,494


(a) Acquisition-related expenses in 1999 related to the expenses resulting from 13 acquisitions that were accounted for using the pooling-of-interests method.

(b) Loss on disposal of operations in 2000 related to a pre-tax loss recognized on the sale of our Idaho operations. Acquisition-related expenses in 2000 related to expenses for commissions, professional fees, and other direct costs resulting from the one acquisition that was accounted for using the pooling-of-interests method.

(c) For more information regarding this financial data, see the Management's Discussion and Analysis of Financial Condition and Results of Operations
     section included in this report. For disclosures associated with the impact of the adoption of new accounting pronouncements and the comparability of this information, see Note 1 of the consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the "Selected Financial and Operating Data," our Consolidated Financial Statements and the notes thereto included elsewhere herein.

INDUSTRY OVERVIEW

     The solid waste industry is a very local and competitive business, requiring substantial labor and capital resources. The participants compete for collection accounts primarily on the basis of price and the quality of service and compete for landfill business on the basis of tipping fees, geographic location and quality of operations. The solid waste industry has been consolidating and continues to consolidate as a result of a number of factors, including the increasing costs and complexity associated with waste management operations and regulatory compliance. Many small independent operators and municipalities lack the capital resources, management, operating skills and technical expertise necessary to operate effectively in such an environment. The consolidation trend has caused solid waste companies to operate larger landfills that have complementary collection routes that can use company-owned disposal capacity. Controlling the point of transfer from haulers to landfills has become increasingly important as landfills continue to close and disposal capacity moves further from collection markets.

     Generally, the most profitable industry operators are those companies that are vertically integrated or enter into long-term collection contracts. A vertically integrated operator will benefit from (1) the internalization of waste (bringing waste to a company-owned landfill); (2) the ability to charge third-party haulers tipping fees either at landfills or at transfer stations; and (3) the efficiencies gained by being able to aggregate and process waste at a transfer station prior to landfilling.

     The solid waste industry is experiencing continuing consolidation as companies seek to take advantage of economies of scale by increasing route densities and market share in hauling operations, and by reducing disposal expenses by owning landfill operations.

     Waste Connections, Inc. is an integrated solid waste services company that provides solid waste collection, transfer, disposal and recycling services in mostly secondary markets in the Western and Southern U.S. To meet the competitive and regulatory pressures within the solid waste services industry, we have developed a two-pronged strategy. In markets where we believe that owning landfills is a strategic element to a collection operation because of competitive and regulatory factors, we generally focus on providing integrated services, from collection through disposal of solid waste in landfills that we own or operate. In markets where waste collection services are provided under exclusive arrangements, or where waste disposal is municipally funded or available at multiple municipal sources, we believe that controlling the waste stream by providing collection services under exclusive arrangements is often more important to our growth and profitability than owning or operating landfills.

EXECUTIVE OVERVIEW

     In 2003, we continued to execute our strategy of growth through acquisitions with tightly defined parameters for acquisition candidates. Despite a number of challenges, including a poor economy, negative internal volume growth in the first three quarters, and weather in certain markets that impacted operations, we maintained relatively consistent operating margins for the full year. Our 13.0% revenue growth year-over-year was the result of acquisitions completed during 2003, as well as the rollover effect from acquisitions closed in 2002 and price increases implemented in our base business. The majority of acquisitions in 2003 occurred in the second half of the year, which resulted in approximately $20 million of revenue growth in 2003 from acquisitions closed in 2003. We estimate that these acquisitions should contribute approximately $45 million of rollover revenue growth in 2004. In general, acquired companies initially have lower operating margins than our consolidated average. As such they tend to increase net income and earnings per share but initially reduce operating margins.

     Internal volume growth was negative in the first three quarters of 2003 primarily as a result of lower revenues from one-time, event-based projects relative to 2002. Volume growth turned positive in the fourth quarter and is expected to be positive for full year 2004. In addition to the negative internal volume growth, some of our operations were adversely affected by weather in 2003, which affected our ability to bring certain projects on-line, further impacting volume growth and internalization efforts. Pricing is budgeted to be marginally stronger for the full year 2004 than experienced in 2003.

     Throughout 2003, we continued to increase internalization of waste we collected by disposing it at landfills we owned or operated. We increased our internalization rate from 63% in the first quarter to over 69% in the fourth quarter. Higher levels of internalization tend to drive higher gross margins, higher levels of depletion expense and higher capital expenditures. We expect our internalization rate to remain fairly constant at 70% in 2004, absent the influence of additional acquisitions completed in 2004. We invested $70 million in capital expenditures in 2003 to upgrade and expand facilities, build more landfill capacity, automate routes in certain markets, and reduce the overall average life of our fleet. Despite the increased levels of capital expenditures, cash flow from operations exceeded capital expenditures and represented an increased portion of the consideration we paid for acquisitions. We expect this trend to continue in 2004.

     We also expanded management infrastructure to help ensure commitments made by employees in 2004 budgets are implemented and to help improve under-performing locations. Management infrastructure was also expanded in support of various regulatory and accounting oversight measures, in particular, the implementation of requirements under the Sarbanes-Oxley Act. Some of these additions occurred late in 2003, which, combined with higher expected incentive compensation in 2004, will result in higher overall SG&A expenses in 2004, though SG&A as a percentage of revenue should remain about the same as in 2003. In addition, with safety incentives and management infrastructure put in place in 2002 and at the beginning of 2003, we increased our focus on employee health and safety programs to reduce the frequency of incidents and contain risk management costs, which we effectively self-insure.

     Two high-rate interest rate swaps expired in early December 2003, and we executed two lower-rate interest rate swaps that began February 2004. The expiration of our high-rate interest rate swaps should result in reduced interest expense in 2004, absent a significant increase in overall interest rates this year or an acceleration of our acquisition program. In addition, we refinanced our senior credit facility that was due in May 2005 and was scheduled to become current debt in May 2004. This refinancing also provided us with additional capacity to fund our growth strategy and the flexibility to call our $150 million of 5.5% Convertible Subordinated Notes due April 2006, which are first callable beginning April 2004. These notes are convertible into approximately 3.944 million shares of common stock at a conversion price of $38.03 and have an initial early call premium of 102.2%. These shares are included in our fully diluted share count used to calculate reported diluted earnings per share numbers. Our lenders have pre-approved our ability to call the notes early. On March 3, 2004, we announced that on April 15, 2004, we intend to redeem the notes in full. If the holders elect to redeem their notes for cash, our diluted share count would decrease, which would increase our diluted earnings per share. If the holders elect to convert the notes into common stock, our cash interest expense will decline by approximately $8.3 million. Conversion would further strengthen our balance sheet and have no significant earnings impact as the conversion shares are already included in our diluted earnings per share calculation.

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

     The preparation of financial statements in conformity with generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements. As described by the Securities and Exchange Commission, critical accounting estimates and assumptions are those that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and that have a material impact on the financial condition or operating performance of the company. Based on this definition, we believe the following are our critical accounting estimates.

Self-insurance liabilities. During 2002, we increased our scope of high-deductible insurance, adding automobile liability, general liability and workers' compensation claims. Previously, our high-deductible insurance program covered only automobile collision and employee group health claims. Our insurance accruals are based on claims filed and estimates of claims incurred but not reported and are developed by our management with assistance from our third-party actuary and our third-party claims administrator. The insurance accruals are influenced by our past claims experience factors, which have a limited history, and by published industry development factors. If we experience insurance claims or costs above or below our historically evaluated levels, our estimates could be materially affected. The frequency and amount of claims or incidents could vary significantly over time, which could materially affect our self-insurance liabilities. Additionally, the actual costs to settle the self-insurance liabilities could materially differ from the original estimates and cause us to revise our estimates of future costs.

Accounting for landfills. Our adoption of SFAS No. 143 on January 1, 2003 resulted in a significant change to our accounting policies for landfill closure and post-closure obligations. For additional information and analyses of the impact that adopting SFAS No. 143 had on our balance sheet and our results of operations for the year ended December 31, 2003, see Note 1 to our Consolidated Financial Statements included in this Form 10-K.

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

     Landfill development costs. Landfill development costs include the costs of acquisition, construction associated with excavation, liners, site berms, groundwater monitoring wells and leachate collection systems. We estimate the total costs associated with developing each landfill site to its final capacity. Total landfill costs include the development costs associated with "deemed" permitted airspace. Deemed permitted airspace is described below. Landfill development costs depend on future events and thus actual costs could vary significantly from our estimates. Material differences between estimated and actual development costs may affect our cash flows by increasing our capital expenditures and thus affect our results of operations by increasing our landfill depletion expense.

     Closure and post-closure obligations. We reserve for estimated closure and post-closure maintenance obligations at the landfills we own and certain landfills that we operate, but do not own, under life-of-site operating contracts. Final capping costs are included in the calculation of closure and post-closure liabilities. We could have additional material financial obligations relating to closure and post-closure costs at other disposal facilities that we currently own or operate or that we may own or operate in the future. In 2003, we calculated the net present value of our closure and post closure commitments assuming a 3.0% inflation rate and an 8.5% discount rate. Effective January 1, 2004, the inflation rate and discount rate that we will apply to changes in our estimated closure and post-closure commitments are 2.5% and 7.5%, respectively. The resulting closure and post-closure obligation is recorded on the balance sheet as an addition to site costs and amortized as depletion expense as the landfill's total airspace is consumed. Significant reductions in our estimates of the remaining lives of our landfills, or significant increases in our estimates of the landfill closure and post-closure maintenance costs could have a material adverse effect on our financial condition and results of operations. Additionally, changes in regulatory or legislative requirements could increase our costs related to our landfills and result in a material adverse effect on our financial condition and results of operations.

     Disposal capacity. Our internal and third-party engineers perform surveys at least annually to estimate the remaining disposal capacity at our landfills. Our landfill depletion rates are based on the remaining disposal capacity, considering both permitted and deemed permitted airspace, at the landfills that we own and at the landfills that we operate, but do not own, under life-of-site operating contracts. Deemed permitted airspace consists of additional disposal capacity being pursued through means of an expansion. Deemed permitted airspace that meets certain internal criteria is included in our estimate of total landfill airspace. The internal criteria we use to determine when deemed permitted airspace may be included as disposal capacity are as follows:

     (1) The land where the expansion is being sought is contiguous to the current disposal site, and we either own it or the property is under option, purchase, operating or other agreement;
     (2) Total development costs, final capping costs, and closure/post-closure costs have been determined;
     (3) Internal personnel have performed a financial analysis of the proposed expansion site and have determined that it has a positive financial and operational impact;
     (4) Internal or external personnel are actively working to obtain the necessary approvals to obtain the landfill expansion permit;
     (5) We consider it probable that we will achieve the expansion. For a pursued expansion to be considered probable, there must be no significant known technical, legal, community, business, or political restrictions or similar issues existing that could impair the success of the expansion; and
     (6) The land where the expansion is being sought has the proper zoning or proper zoning can readily be obtained.

     We may be unsuccessful in obtaining permits for deemed permitted disposal capacity at our landfills. In such case, we will charge the previously capitalized development costs to expense. This will adversely affect our operating results and cash flows and could result in greater landfill depletion expense being recognized on a prospective basis.

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

Impairment of intangible assets. We periodically evaluate acquired assets for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on regulatory factors, market conditions, anticipated cash flows and operational performance of our acquired assets. Future events could cause us to conclude that impairment indicators exist and that goodwill or other intangibles associated with our acquired businesses are impaired. Any resulting impairment loss could reduce our net worth and have a material adverse effect on our financial condition and results of operations. Additionally, our credit agreement contains a covenant requiring us to maintain a minimum net worth. A reduction in net worth, if substantial, could limit the amount that we can borrow under our credit agreement and any failure to comply with the agreement could result in an event of default under the credit agreement. As of December 31, 2003, goodwill and intangible assets represented 46.9% of our total assets.

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

GENERAL

     Our revenues consist mainly of fees we charge customers for solid waste collection, transfer, disposal and recycling services. Our collection business also generates revenues from the sale of recyclable commodities, which have significant variability. A large part of our collection revenues comes from providing commercial, industrial and residential services. We frequently perform these services under service agreements, municipal contracts or franchise agreements with governmental entities. Our existing franchise agreements and all of our existing municipal contracts give us the exclusive right to provide specified waste services in the specified territory during the contract term. These exclusive arrangements are awarded, at least initially, on a competitive bid basis and subsequently on a bid or negotiated basis. We also provide residential collection services on a subscription basis with individual households. More than 50% of our revenues for the year ended December 31, 2003 were derived from market areas where services are provided predominantly under exclusive franchise agreements, long-term municipal contracts and governmental certificates. Governmental certificates grant us perpetual and exclusive collection rights in the covered areas. Contracts with counties and municipalities and governmental certificates provide relatively consistent cash flow during the terms of the contracts. Because we bill most residential customers quarterly, subscription agreements also provide a stable source of revenues for us.

     The table below shows for the periods indicated the percentage of our total reported revenues attributable to services provided, prior to intercompany eliminations.

                                               Year Ended December 31,
                                          --------------------------------
                                            2001        2002        2003
                                          --------    --------    --------
     Collection                              67.9%       65.9%       65.6%
     Disposal and transfer                   28.3        30.6        30.7
     Recycling                                3.4         3.3         3.4
     Other                                    0.4         0.2         0.3
                                          --------    --------    --------
                                            100.0%      100.0%      100.0%
                                          ========    ========    ========

     We charge transfer station and landfill customers a tipping fee on a per ton and/or per yard basis for disposing of their solid waste at the transfer stations and landfill facilities. Many of our transfer and landfill customers have entered into one to ten year disposal contracts with us, most of which provide for annual indexed price increases.

     We derive a substantial portion of our revenues from services provided under exclusive municipal contracts and franchise agreements. No single contract or customer accounted for more than 5% of our revenues for the years ended December 31, 2001, 2002 and 2003.

     We typically determine the prices of our solid waste services by the collection frequency and level of service, route density, volume, weight and type of waste collected, type of equipment and containers furnished, the distance to the disposal or processing facility, the cost of disposal or processing, and prices charged by competitors for similar services. The terms of our contracts sometimes limit our ability to pass on price increases. Long-term solid waste collection contracts often contain a formula, generally based on a published price index, that automatically adjusts fees to cover increases in some, but not all, operating costs, or that limit increases to less than 100% of the increase in the applicable price index.

     Cost of operations include labor and benefits, tipping fees paid to third-party disposal facilities, equipment maintenance, workers' compensation, vehicle insurance, claims expense, third-party transportation expense, fuel, the cost of materials we purchase for recycling, district and state taxes and host community fees and royalties. Our single largest cost is labor, followed by third-party disposal, cost of vehicle maintenance, taxes and fees and fuel. We use a number of programs to reduce overall cost of operations, including increasing the use of automated routes to reduce labor and workman's compensation exposure, comprehensive maintenance and health and safety programs, and increasing the use of transfer stations to further enhance internalization rates. During 2002, we increased our scope of high-deductible insurance, adding automobile liability, general liability and workers' compensation claims. Previously, our high-deductible insurance program covered only automobile collision and employee group health claims. If we experience insurance claims or costs above or below our historically evaluated levels, our estimates could be materially affected.

     Selling, general and administrative ("SG&A") expenses include management, sales force, clerical and administrative employee compensation and benefits, legal, accounting and other professional services, bad debt expense, and rent expense for our corporate headquarters.

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

     We capitalize some third-party expenditures related to pending acquisitions or development projects, such as legal, engineering and interest expenses. We expense indirect acquisition costs, such as executive and corporate overhead, public relations and other corporate services, as we incur them. We charge against net income any unamortized capitalized expenditures and advances (net of any portion that we believe we may recover, through sale or otherwise) that may become impaired, such as those that relate to any operation that is permanently shut down and any pending acquisition or landfill development project that we believe will not be completed. We routinely evaluate all capitalized costs, and expense those related to projects that we believe are not likely to succeed. At December 31, 2003, we had $0.3 million in capitalized expenditures relating to pending acquisitions. We own undeveloped property in Harper County, Kansas where we are seeking permits to construct and operate a municipal solid waste landfill. In 2002, we received a special use permit from Harper County for zoning the landfill and in 2003 we received a draft permit from the Kansas Department of Health and Environment to construct and operate the landfill. In July 2003, the District Court of Harper County invalidated the previously issued zoning permit. We have appealed the District Court's decision to invalidate the zoning permit. The Kansas Department of Health and Environment has notified us that it will not issue a final permit to construct and operate the landfill until the zoning matter is resolved. At December 31, 2003, we had $3.9 million of capitalized expenditures related to this landfill development project. Based on the advice of counsel, we believe that we will prevail in this matter and do not believe that an impairment of the capitalized expenditures exists. If we do not prevail on appeal, however, we will be required to expense in a future period the $3.9 million of capitalized expenditures, less the recoverable value of the undeveloped property and other amounts recovered, which would likely have a material adverse effect on our reported income for that period.

     We continually evaluate the value and future benefits of our intangible assets, including goodwill. We assess the recoverability from future operations using cash flows and income from operations of the related acquired businesses as measures. Under this approach, the carrying value is reduced if it becomes probable that our best estimate for expected future cash flows of the related business would be less than the carrying amount of the intangible assets. As of December 31, 2003, there have been no adjustments to the carrying amounts of intangibles, including goodwill, resulting from these evaluations. As of December 31, 2003, goodwill and other intangible assets represented 46.9% of total assets and 121.8% of stockholders' equity.

     RESULTS OF OPERATIONS

     The following table sets forth items in our consolidated statement of operations in thousands and as a percentage of revenues for the periods indicated:

                                                                           Year Ended December 31,
                                              --------------------------------------------------------------------------------
                                                              As a %                      As a %                      As a %
                                                              of 2001                     of 2002                     of 2003
                                                 2001        Revenues        2002        Revenues        2003        Revenues
                                              ----------    ----------    ----------    ----------    ----------    ----------
Revenues                                      $  377,533         100.0%   $  498,661         100.0%   $  563,509         100.0%
Cost of operations                               211,064          56.0       282,187          56.6       316,841          56.3
Selling, general and administrative               32,007           8.5        47,366           9.5        54,367           9.6
Depreciation and amortization                     36,138           9.5        38,977           7.8        47,347           8.4
Loss on disposal of operations                     4,879           1.3            --            --            --            --
Income from operations                            93,445          24.7       130,131          26.1       144,954          25.7

Interest expense, net                            (29,571)         (7.8)      (31,372)         (6.3)      (31,666)         (5.6)
Other income (expense), net                       (6,196)         (1.6)         (813)         (0.2)         (192)         (0.1)
Minority interests                                (7,338)         (1.9)       (9,367)         (1.9)      (10,549)         (1.9)
Income tax provision                             (19,812)         (5.3)      (33,113)         (6.6)      (37,233)         (6.6)
Cumulative effect of change in
  accounting principle, net of tax                    --            --            --            --           282           0.1
                                              ----------    ----------    ----------    ----------    ----------    ----------
Net income                                    $   30,528           8.1%   $   55,466          11.1%   $   65,596          11.6%
                                              ==========    ==========    ==========    ==========    ==========    ==========

Years Ended December 31, 2003 and 2002

     Revenues. Total revenues for the year ended December 31, 2003 increased $64.8 million, or 13.0%, to $563.5 million from $498.7 million for the year ended December 31, 2002. Revenues in the year ended December 31, 2003 from acquisitions closed in 2003 as well as the inclusion in 2003 of 12 months of revenues from businesses acquired in 2002 totaled approximately $60.4 million, or 93.2% of the increase. Of the remaining increase in revenues, $10.1 million was attributable to selected price increases and $1.0 million was due to improved recyclable commodity prices offset by a decline in volumes in our existing business of $6.7 million. The volume reductions were primarily the result of the inclusion of one-time projects in 2002 that were not repeated in 2003 and decreased volume at our transfer station in Wichita, Kansas. Revenue resulting from one-time projects varies from year to year and generally is influenced by clean-ups from weather and other natural phenomena and the volume of construction activity in our markets. The decreased volume at our transfer station in Wichita, Kansas was a permanent reduction in revenues resulting from a loss of volumes from a competitor who had temporarily used our transfer station in the prior year.

     Cost of Operations. Total cost of operations increased $34.6 million, or 12.3%, to $316.8 million for the year ended December 31, 2003 from $282.2 million for the year ended December 31, 2002. The increase was almost entirely attributable to acquisitions closed in 2003 and the inclusion in 2003 of 12 months of operating costs from businesses acquired in 2002. Exclusive of the impact of acquisitions, total cost of operations increased $0.5 million due to increases in vehicle maintenance and insurance, offset by lower disposal expense driven by higher levels of internalization and lower labor costs. The decline in labor costs in the base business was primarily attributable to the incurrence in 2002 of $1.4 million of non-recurring costs resulting from an employee labor strike at our facilities in Pierce County, Washington.

     Total cost of operations as a percentage of revenues for the year ended December 31, 2003 decreased 0.3 percentage points to 56.3% from 56.6% for the year ended December 31, 2002. The decrease as a percentage of revenues was primarily attributable to the incurrence in 2002 of $1.4 million of non-recurring costs resulting from an employee labor strike at our facilities in Pierce County, Washington and greater integration in 2003 of collection volumes into landfills we own or operate, partially offset by increased insurance costs.

     SG&A. Total SG&A increased $7.0 million, or 14.8%, to $54.4 million for the year ended December 31, 2003 from $47.4 million for the year ended December 31, 2002. The increase was primarily attributable to additional personnel from acquisitions closed in 2003 and the inclusion in 2003 of 12 months of SG&A costs from businesses acquired in 2002. Exclusive of the impact of acquisitions, SG&A expenses were almost unchanged. During 2002, SG&A expenses included $1.3 million of nonrecurring employment-related expenses associated with the termination of our search for a chief operating officer and the hiring of two new corporate officers, $0.3 million of nonrecurring costs associated with the listing of our common stock on the New York Stock Exchange and $0.4 million of expense associated with the relocation of our corporate office. Excluding these nonrecurring items, SG&A expenses increased due to the inclusion in 2003 of costs from additional corporate, regional and district level personnel, increased legal and accounting expenses related to the new corporate governance requirements, and higher director and officer liability insurance costs. In 2004, we expect our SG&A expenses to continue to increase as a result of the full year impact of acquisitions closed in 2003 and our expanded management infrastructure, the issuance to employees of $2.2 million of restricted stock in 2004 that will be amortized to expense over its three-year vesting term, and an expected increase in full year incentive compensation expense.

     SG&A as a percentage of revenues for the year ended December 31, 2003 increased 0.1 percentage point to 9.6% from 9.5% for the year ended December 31, 2002. The increase in SG&A as a percentage of revenues resulted from the addition of corporate, regional and district level personnel, increased legal and accounting expenses related to the new corporate governance requirements and higher director and officer liability insurance costs, partially offset by the incurrence in 2002 of $1.3 million of nonrecurring employment-related expenses associated with the termination of our search for a chief operating officer and the hiring of two new corporate officers, costs associated with listing our common stock on the New York Stock Exchange and our corporate office relocation. SG&A expenses in 2004 are expected to be flat as a percentage of revenues.

     Depreciation and Amortization. Depreciation and amortization expenses for the year ended December 31, 2003 increased $8.3 million, or 21.5%, to $47.3 million from $39.0 million for the year ended December 31, 2002. The increase resulted primarily from increased depreciation expense associated primarily with acquisitions closed in 2003, the inclusion in 2003 of 12 months of depreciation from businesses acquired in 2002, additional intangible amortization resulting from acquisitions and increased depreciation in our base business. The increased depreciation in our base business is primarily the result of capital expenditures running at levels significantly higher than depreciation.

     Depreciation and amortization as a percentage of revenues for the year ended December 31, 2003 increased 0.6 percentage points to 8.4% from 7.8% for the year ended December 31, 2002. The increase in depreciation and amortization as a percentage of revenues resulted from the significant capital expenditures in 2003 as well as an increase in contract amortization associated with contracts acquired in 2003.

     Operating Income. Operating income for the year ended December 31, 2003 increased $14.9 million, or 11.4%, to $145.0 million from $130.1 million for the year ended December 31, 2002. The increase was primarily attributable to the growth in revenues, partially offset by higher operating costs, depreciation, amortization and SG&A expenses.

     Operating income as a percentage of revenues for the year ended December 31, 2003 decreased 0.4 percentage points to 25.7% from 26.1% for the year ended December 31, 2002. The decrease in operating income as a percentage of revenues was primarily attributable to an increase in depreciation and amortization offset partially by lower cost of operations.

     Interest Expense. Interest expense for the year ended December 31, 2003 increased $0.3 million, or 0.9%, to $31.7 million from $31.4 million for the year ended December 31, 2002. The increase was primarily attributable to higher debt levels incurred to fund our acquisitions, partially offset by a lower average borrowing cost. Additionally, the expiration of our two high-rate interest rate swap agreements in December 2003 resulted in savings in the month of December of approximately $0.5 million. At December 31, 2003, we had $265.1 million of net floating rate balances, including floating rate debt under our credit facility, our Floating Rate Convertible Subordinated Notes due 2022, various floating rate notes payable to third parties and floating rate municipal bond obligations, offset by our debt effectively fixed under interest rate swap agreements scheduled to commence in February 2004. Should interest rates rise, our interest costs on these borrowings would increase. A one percent increase in interest rates would result in a $2.7 million increase in interest expense.

     Other Expense. Other expense decreased to $0.2 million for the year ended December 31, 2003 from $0.8 million for the year ended December 31, 2002. The primary component of other expense for the year ended December 31, 2003 was net losses on the disposal of certain assets.

     Minority Interests. Minority interests increased $1.1 million, or 12.6%, to $10.5 million for the year ended December 31, 2003, from $9.4 million for the year ended December 31, 2002. The increase was attributable to increased earnings by our majority-owned subsidiaries.

     Provision for Income Taxes. Income taxes increased $4.1 million, or 12.4%, to $37.2 million for the year ended December 31, 2003, from $33.1 million for the year ended December 31, 2002. This increase was due to increased pre-tax earnings, partially offset by a 0.7 percentage point reduction in our effective tax rate due to the reversal of state tax liabilities associated with contingencies that expired in 2003 as well as an overall decline in our effective state tax rate due to changes in the apportionment of our earnings. The effective income tax rate for the year ended December 31, 2003 was 36.3%, which is above the federal statutory rate of 35.0% primarily due to state and local taxes, partially offset by a reduction in our effective tax rate due to the reversal of tax liabilities associated with contingencies that were resolved in 2003. We analyze our tax reserves periodically (but not less frequently than annually) and adjustments are made as events occur to warrant adjustments to the reserve. For example, if the statutory period for assessing tax on a given tax return or period lapses, the reserve associated with that period will be reduced.

     Cumulative Effect of Change in Accounting Principle. The cumulative effect of change in accounting principle, net of tax, was due to the adoption of SFAS No. 143 on January 1, 2003. See Note 1 to our Consolidated Financial Statements for further discussion of the impact of adopting SFAS No. 143.

     Net Income. Net income increased $10.1 million, or 18.3%, to $65.6 million for the year ended December 31, 2003, from $55.5 million for the year ended December 31, 2002. The increase was primarily attributable to increased operating income in 2003, partially offset by higher income tax expense and higher minority interests.

Years Ended December 31, 2002 and 2001

     Our adoption of SFAS No. 143 resulted in the reclassification of accretion expense from interest expense to cost of operations. The amounts reclassified were $0.9 million and $0.5 million for the years ended December 31, 2002 and 2001, respectively. The discussion below reflects this reclassification.

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

     Cost of Operations. Total cost of operations increased $71.1 million, or 33.7%, to $282.2 million for the year ended December 31, 2002 from $211.1 million for the year ended December 31, 2001. The increase was primarily attributable to acquisitions closed in 2002, the inclusion in 2002 of 12 months of operating costs from businesses acquired in 2001, $1.4 million of costs incurred resulting from an employee labor strike at our facilities in Pierce County, Washington, growth in our existing business and higher insurance costs, partially offset by greater integration of collection volumes into landfills we owned or operated.

     Total cost of operations as a percentage of revenues for the year ended December 31, 2002 increased 0.6 percentage points to 56.6% from 56.0% for the year ended December 31, 2001. The increase as a percentage of revenues was primarily attributable to the mix of revenues associated with acquisitions closed in 2002, which had gross margins below our company average, higher insurance costs, and costs resulting from a labor strike in Pierce County, Washington, partially offset by greater integration of collection volumes into landfills we owned or operated.

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

     Operating Income. Operating income for the year ended December 31, 2002 increased $36.7 million, or 39.3%, to $130.1 million from $93.4 million for the year ended December 31, 2001. The increase was primarily attributable to the growth in revenues, applying the nonamortization provisions of SFAS No. 142 and the absence of the prior year loss associated with the disposal of some of our Utah operations, partially offset by higher operating costs, depreciation, depletion and SG&A expenses.

     Operating income as a percentage of revenues for the year ended December 31, 2002 increased 1.4 percentage points to 26.1% from 24.7% for the year ended December 31, 2001. The increase in operating income as a percentage of revenues was attributable to applying the nonamortization provisions of SFAS No. 142 and not incurring losses on the disposal of operations, partially offset by declines in gross margins, higher depreciation and depletion expenses and an increase in SG&A expenses as a percentage of revenues.

     Interest Expense. Interest expense for the year ended December 31, 2002 increased $1.8 million, or 6.1%, to $31.4 million from $29.6 million for the year ended December 31, 2001. The increase was primarily attributable to higher debt levels incurred to fund our acquisitions, partially offset by lower interest rates on our revolving credit facility and our replacing a portion of the borrowings under our revolving credit facility with lower interest subordinated debt obligations. At December 31, 2002, we had $76.0 million of floating rate borrowings under our credit facility, $175.0 million of Floating Rate Convertible Subordinated Notes due 2022 and $18.0 million of other floating rate debt.

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

     As of December 31, 2003, we had a working capital deficit of $15.1 million, including cash and equivalents of $5.3 million. Our working capital deficit decreased $7.9 million from $23.0 million at December 31, 2002. Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements to reduce our indebtedness under our credit facility and to minimize our cash balances. The decrease in our working capital deficit from the prior year resulted primarily from an increase in accounts receivable related to increased revenues, combined with a decrease in accrued liabilities due primarily to a decrease in the unrealized loss on our interest rate swaps of $4.0 million, as well as a decrease in acquisition-related accounts due to the payment of purchase price holdbacks.

     In April 2001, we sold $150 million of 5.5% Convertible Subordinated Notes due April 2006 (the "2006 Notes") in a Rule 144A private placement. The 2006 Notes are unsecured, rank junior to existing and future Senior Indebtedness, as defined in the indenture governing the notes, and are convertible at any time at the option of the holder into common stock at a conversion price of $38.03 per share. We received proceeds of approximately $144.4 million from our private placement of these notes and used these proceeds to repay certain outstanding indebtedness under our credit facility. On March 3, 2004, we announced that on April 15, 2004, we intend to redeem the 2006 Notes in full. Holders of the 2006 Notes may elect to receive either cash or our common stock in exchange for their notes. If holders of the 2006 Notes elect to receive cash, the source of the redemption proceeds will be our revolving credit facility.

     In April 2002, we sold $175 million of Floating Rate Convertible Subordinated Notes due 2022 (the "2022 Notes"). The 2022 Notes bear interest at the 3-month LIBOR rate plus 50 basis points, payable quarterly. The 2022 Notes are unsecured and rank pari passu with the 2006 Notes and junior to all existing and future senior indebtedness, as defined in the indenture governing the notes. Upon the incurrence of certain conditions, the 2022 Notes are convertible into common stock at 20.6654 shares per $1,000 principal amount of notes, or $48.39 per share. Our issuance of the 2022 Notes did not result in any change in material covenants or in the committed amount under our credit facility. We received proceeds of approximately $169.0 million from our sale of the 2022 Notes and used the proceeds to repay a portion of the outstanding indebtedness under our credit facility.

     As of December 31, 2002, we had a $435 million revolving credit facility with a syndicate of banks for which Fleet Boston Financial Corporation acted as agent. In October 2003, we amended our credit facility to increase the maximum borrowings to $575 million. This new credit facility consists of a $400 million senior secured revolving credit facility with a syndicate of banks for which Fleet National Bank acts as agent, and a $175 million senior secured term loan. In March 2004, the senior secured term loan was refinanced to increase the total borrowing to $200 million. As of December 31, 2002, we had an aggregate of $216 million outstanding under our credit facility, exclusive of outstanding stand-by letters of credit of $23.6 million. As of December 31, 2003, $228 million was outstanding under our credit facility as follows: $175 million was outstanding under our senior secured term loan and $53.0 million was outstanding under our senior secured revolving credit facility, exclusive of outstanding stand-by letters of credit of $45.9 million. The senior secured revolving credit facility requires monthly interest payments and matures in October 2008. The senior secured term loan requires annual principal payments equal to 1% of the notional balance at the end of years one through six with all remaining outstanding amounts due October 2010. Under the new credit facility, there is no maximum amount of stand-by letters of credit that can be issued; however, the issuance of stand-by letters of credit reduces the amount of total borrowings available. The new credit facility requires us to pay a commitment fee ranging from 0.25% to 0.50% of the unused portion of the new credit facility. We are able to increase the maximum borrowings under the new credit facility to $675 million, although no existing lender will have any obligation to increase its commitment, provided that no event of default, as defined in the new credit facility, has occurred. The borrowings under the new credit facility bear interest at a rate per annum equal to, at our discretion, either the Fleet National Bank Base Rate plus applicable margin or the LIBOR rate plus applicable margin. The applicable margin under the revolving credit facility varies depending on our leverage ratio. The applicable margin on the term loan is 50 basis points in the case of loans based on the Fleet National Base Rate and 200 basis points in the case of loans based on the LIBOR rate. Virtually all of our assets, including our interest in the equity securities of our subsidiaries, secure our obligations under the new credit facility. The new credit facility places certain business, financial and operating limitations on us relating to, among other things, the incurrence of additional indebtedness, investments, acquisitions, asset sales, mergers, dividends, distributions and repurchases and redemption of capital stock. The new credit facility permits redemption of the 2006 Notes for cash. The new credit facility also requires that specified financial ratios and balances be maintained. As of December 31, 2002 and 2003, we were in compliance with all applicable covenants in our then outstanding credit facility. The credit facility also requires the lenders' approval of acquisitions in certain circumstances. We use the credit facility for acquisitions, capital expenditures, working capital, standby letters of credit and general corporate purposes. The $12 million increase in outstanding borrowings under our credit facility in 2003 was primarily due to funding new acquisitions and capital expenditures, partially offset by cash generated from operations and the proceeds from stock option exercises. If we are unable to incur additional indebtedness under our credit facility or obtain additional capital through future debt or equity financings, our rate of growth through acquisitions may decline.

     As of December 31, 2003, we had the following contractual obligations (in thousands):

                                                                   Payments Due by Period
                                                                   ----------------------
                                                          Less Than
     Recorded Obligations                    Total          1 Year       1 to 3 Years    4 to 5 Years    Over 5 Years
     --------------------                ------------    ------------    ------------    ------------    ------------
     Long-term debt (1)                  $    611,631    $      9,740    $    165,266    $     72,960    $    363,665
                                         ------------    ------------    ------------    ------------    ------------
     Total recorded obligations          $    611,631    $      9,740    $    165,266    $     72,960    $    363,665
                                         ============    ============    ============    ============    ============

     (1) Long-term debt payments include $53 million in principal payments due 2008 related to our senior secured revolving credit facility and $175 million in principal payments due 2010 related to our senior secured term loan, both under our new credit facility. As of December 31, 2003, our credit facility allowed us to borrow up to $575 million.

                                                          Amount of Commitment Expiration Per Period
                                                          ------------------------------------------
                                                          Less Than
     Unrecorded Obligations                  Total          1 Year       1 to 3 Years    4 to 5 Years    Over 5 Years
     ----------------------              ------------    ------------    ------------    ------------    ------------
     Operating leases (2)                $     27,056    $      3,980    $      6,272    $      4,613    $     12,191
     Unconditional purchase
       Obligations (2)                         20,526           9,725          10,801              --              --
                                         ------------    ------------    ------------    ------------    ------------
     Total unrecorded obligations        $     47,582    $     13,705    $     17,073    $      4,613    $     12,191
                                         ============    ============    ============    ============    ============

     (2) We are party to operating lease agreements and unconditional purchase obligations as discussed in Note 9 to the consolidated financial statements. These lease agreements and purchase obligations are established in the ordinary course of our business and are designed to provide us with access to facilities and products at competitive, market-driven prices. These arrangements have not materially affected our financial position, results of operations or liquidity during the year ended December 31, 2003 nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

     We are party to stand-by letters of credit as discussed in Note 8 to the consolidated financial statements and financial surety bonds as discussed in
Note 9 to the consolidated financial statements. These stand-by letters of credit and financial surety bonds are generally established to support our financial assurance needs and landfill operations. These arrangements have not materially affected our financial position, results of operations or liquidity during the year ended December 31, 2003 nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

     The minority interest holders of a majority-owned subsidiary of Waste Connections have a currently exercisable option (the put option) to require Waste Connections to complete the acquisition of this majority-owned subsidiary by purchasing their minority ownership interests for fair market value. The put option calculates the fair market value of the subsidiary based on its current operating income before depreciation and amortization, as defined in the put option agreement. The put option does not have a stated termination date. At December 31, 2003, the minority interest holders' pro rata share of the subsidiary's fair market value is estimated to be worth between $65 million and $80 million. Because the put is required at fair market value, no amounts have been accrued relative to the put option.

     For the year ended December 31, 2003, net cash provided by operations was approximately $157.2 million. Of this, $0.1 million was provided by working capital for the period. The primary components of the reconciliation of net income to net cash provided by operations for the year ended December 31, 2003 consist of non-cash expenses including $47.3 million of depreciation and amortization, $10.5 million of minority interest expense, $2.4 million of debt issuance cost amortization, and the deferral of $27.9 million of income tax expense resulting from temporary differences between the recognition of income and expenses for financial reporting and income tax purposes.

     For the year ended December 31, 2003, net cash used in investing activities was $161.0 million. Of this, $84.9 million was used to fund the cash portion of acquisitions and to pay a portion of acquisition costs that were included as a component of accrued liabilities at December 31, 2002. Cash used for capital expenditures was $70.2 million, which was primarily for investments in fixed assets, consisting of trucks, containers, other equipment and landfill development. Other cash inflows from investing activities include $1.5 million received from the disposal of assets. Other cash outflows from investing activities include $3.6 million of restricted cash funding in 2003 for our landfill closure and post-closure obligations and $5.3 million paid to acquire a 9.9% interest in a company that issues surety bonds for landfill closure and post-closure obligations.

     For the year ended December 31, 2003, net cash provided by financing activities was $4.9 million, which included $6.5 million of net borrowings under our various debt arrangements for the funding of capital expenditures and acquisitions and $12.3 million of proceeds from stock option and warrant exercises, less $9.7 million of cash distributions to minority interest holders and $4.1 million of debt issuance costs, primarily related to our amended credit facility.

     We made approximately $70.2 million in capital expenditures during the year ended December 31, 2003. We expect to make capital expenditures of approximately $70 million in 2004 in connection with our existing business. We intend to fund our planned 2004 capital expenditures principally through existing cash, internally generated funds, and borrowings under our existing credit facility. In addition, we may make substantial additional capital expenditures in acquiring solid waste collection and disposal businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity. We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities. We believe that our credit facility and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future.

     From time to time we evaluate our existing operations and their strategic importance to Waste Connections. If we determine that a given operating unit does not have future strategic importance, we may sell or otherwise dispose of those operations. Although we believe our operations would not be impaired by such dispositions, we could incur losses on them.

NEW ACCOUNTING PRONOUNCEMENTS

     For a description of the new accounting standards that affect us, see Note 1 to our Consolidated Financial Statements included in this Form 10-K.

INFLATION

     To date, inflation has not materially affected our operations. Consistent with industry practice, many of our contracts allow us to pass through certain costs to our customers, including increases in landfill tipping fees and, in some cases, fuel costs. Therefore, we believe that we should be able to increase prices to offset many cost increases that result from inflation. However, competitive pressures may require us to absorb at least part of these cost increases. Management's estimates associated with inflation have an impact on our accounting for landfill liabilities.

SEASONALITY

     Based on historic trends experienced by the businesses we have acquired, we expect our operating results to vary seasonally, with revenues typically lowest in the first quarter, higher in the second and third quarters and lower in the fourth quarter than in the second and third quarters. We expect the fluctuation in our revenues between our highest and lowest quarters to be approximately 10% to 12%. This seasonality reflects the lower volume of solid waste generated during the late fall, winter and early spring months because of decreased construction and demolition activities during the winter months in the U.S. In addition, some of our operating costs may be higher in the winter months. Adverse winter weather conditions slow waste collection activities, resulting in higher labor and operational costs. Greater precipitation in the winter increases the weight of collected waste, resulting in higher disposal costs, which are calculated on a per ton basis.

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

     In December 2000, the Company restructured two existing interest rate swap agreements, extending their maturity through December 2003 and removing the embedded option features of the agreements. As of December 31, 2000, the Fleet Boston swap had a notional amount of $125 million at a fixed rate of 6.17% plus applicable margin and the Union Bank of California swap had a notional amount of $125 million at a fixed rate of 7.01% plus applicable margin. In March 2001, $110 million of the notional amount under the Union Bank of California swap was terminated because the Company used the proceeds from its Convertible Subordinated Notes offering to repay $110 million of the LIBOR note the cash flows of which this swap was designated to hedge. The Company made a cash payment of $6.3 million to terminate the swap prior to its due date.

     In May 2003, we entered into two forward-starting interest rate swap agreements. Each interest rate swap agreement has a notional amount of $87.5 million and effectively fixes the interest rate on the notional amount at interest rates ranging from 2.67% to 2.68%, plus applicable margin. The effective date of the swap agreements is February 2004 and each swap agreement expires in February 2007. These interest rate swap agreements are effective as cash flow hedges for a portion of our variable rate debt and we apply hedge accounting pursuant to SFAS No. 133 to account for these instruments. The notional amounts and all other significant terms of the swap agreements are matched to the provisions and terms of the variable rate debt being hedged.

     We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our market risk sensitive hedge positions and all other debt. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. We are exposed to cash flow risk due to changes in interest rates with respect to the net floating rate balances owed at December 31, 2002 and 2003 of $269.0 million and $265.1 million, respectively, including floating rate debt under our credit facility, our 2022 Notes, various floating rate notes payable to third parties and floating rate municipal bond obligations, offset by our debt effectively fixed under interest rate swap agreements. A one percent increase in interest rates on our variable-rate debt as of December 31, 2002 and 2003 would decrease our annual pre-tax income by approximately $2.7 million in both years. All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations.

     We market a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals. We own and operate 26 recycling processing operations and sell other collected recyclable materials to third parties for processing before resale. We often share the profits from our resale of recycled materials with other parties to our recycling contracts. For example, certain of our municipal recycling contracts in Washington, negotiated before we acquired those businesses, specify benchmark resale prices for recycled commodities. If the prices we actually receive for the processed recycled commodities collected under the contract exceed the prices specified in the contract, we share the excess with the municipality, after recovering any previous shortfalls resulting from actual market prices falling below the prices specified in the contract. To reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties. Although there can be no assurance of market recoveries, in the event of a decline, because of the provisions within certain of our contracts that pass commodity risk along to the customers, we believe, given historical trends and fluctuations in the recycling commodities market, that a 10% decrease in average recycled commodity prices from the prices that were in effect at December 31, 2002 and 2003 would not materially affect our cash flows or pre-tax income.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See page 40 of this Report for an index to our financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

     As of December 31, 2003, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, in all material respects, to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

     During the three months ended December 31, 2003, there were no significant changes (including corrective actions with regard to significant deficiencies and material weaknesses) in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                          INDEX TO FINANCIAL STATEMENTS

                             WASTE CONNECTIONS, INC.






                                                                            Page
                                                                            ----

Report of Ernst & Young LLP, Independent Auditors                            43
Consolidated Balance Sheets as of December 31, 2002 and 2003                 44
Consolidated Statements of Income for the years ended
     December 31, 2001, 2002 and 2003                                        45
Consolidated Statements of Stockholders' Equity and Comprehensive
     Income for the years ended December 31, 2001, 2002 and 2003             46
Consolidated Statements of Cash Flows for the years ended
     December 31, 2001, 2002 and 2003                                        47
Notes to Consolidated Financial Statements                                   49

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


Board of Directors and Stockholders
Waste Connections, Inc.


We have audited the accompanying consolidated balance sheets of Waste Connections, Inc. as of December 31, 2002 and 2003, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in Item 15.(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Waste Connections, Inc. at December 31, 2002 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2003 the Company adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" and effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

                                                               ERNST & YOUNG LLP

Sacramento, California
February 13, 2004, except for
paragraph 1 of Note 16, as to
which the date is March 2, 2004
and paragraph 2 of Note 16, as
to which the date is March 3, 2004

                             WASTE CONNECTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                                                         DECEMBER 31,
                                                                                ------------------------------
                                                                                    2002              2003
                                                                                ------------      ------------
ASSETS
Current assets:
      Cash and equivalents                                                      $      4,067      $      5,276
      Accounts receivable, net of allowance for doubtful accounts of $2,509
           and $2,570 at December 31, 2002 and 2003, respectively                     63,488            72,474
      Prepaid expenses and other current assets                                        8,652            11,270
                                                                                ------------      ------------
           Total current assets                                                       76,207            89,020

Property and equipment, net                                                          578,040           613,225
Goodwill, net                                                                        548,975           590,054
Intangible assets, net                                                                33,498            64,784
Other assets, net                                                                     25,162            38,869
                                                                                ------------      ------------
                                                                                $  1,261,882      $  1,395,952
                                                                                ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                          $     30,688      $     38,682
      Accrued liabilities                                                             45,905            31,920
      Deferred revenue                                                                19,016            23,738
      Current portion of long-term debt and notes payable                              3,646             9,740
                                                                                ------------      ------------
           Total current liabilities                                                  99,255           104,080

Long-term debt and notes payable                                                     578,481           601,891
Other long-term liabilities                                                           14,813             8,400
Deferred income taxes                                                                 94,543           120,162
                                                                                ------------      ------------
           Total liabilities                                                         787,092           834,533

Commitments and contingencies
Minority interests                                                                    23,078            23,925

Stockholders' equity:
      Preferred stock: $0.01 par value; 7,500,000 shares authorized;
           none issued and outstanding                                                    --                --
      Common stock: $0.01 par value; 50,000,000 shares authorized;
           28,046,535 and 28,666,788 shares issued and outstanding
           at December 31, 2002 and 2003, respectively                                   280               287
      Additional paid-in capital                                                     332,705           348,146
      Deferred stock compensation                                                       (775)             (436)
      Retained earnings                                                              123,498           189,094
      Accumulated other comprehensive (loss) income                                   (3,996)              403
                                                                                ------------      ------------
           Total stockholders' equity                                                451,712           537,494
                                                                                ------------      ------------
                                                                                $  1,261,882      $  1,395,952
                                                                                ============      ============

                             See accompanying notes.

                             WASTE CONNECTIONS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)




                                                                                             YEARS ENDED DECEMBER 31,
                                                                                ------------------------------------------------
                                                                                    2001              2002              2003
                                                                                ------------      ------------      ------------
Revenues                                                                        $    377,533      $    498,661      $    563,509
Operating expenses:
      Cost of operations                                                             211,064           282,187           316,841
      Selling, general and administrative                                             32,007            47,366            54,367
      Depreciation and amortization                                                   36,138            38,977            47,347
      Loss on disposal of operations                                                   4,879                --                --
                                                                                ------------      ------------      ------------
Income from operations                                                                93,445           130,131           144,954

Interest expense                                                                     (29,571)          (31,372)          (31,666)
Other income (expense), net                                                           (6,196)             (813)             (192)
                                                                                ------------      ------------      ------------
Income before income tax provision and minority interests                             57,678            97,946           113,096

Minority interests                                                                    (7,338)           (9,367)          (10,549)
                                                                                ------------      ------------      ------------
Income before income tax provision                                                    50,340            88,579           102,547

Income tax provision                                                                 (19,812)          (33,113)          (37,233)
                                                                                ------------      ------------      ------------
Income before cumulative effect of change in accounting principle                     30,528            55,466            65,314
Cumulative effect of change in accounting principle, net of tax
   expense of $166                                                                        --                --               282
                                                                                ------------      ------------      ------------
Net income                                                                      $     30,528      $     55,466      $     65,596
                                                                                ============      ============      ============

Basic income per common share:
Income before cumulative effect of change in accounting principle               $       1.13      $       2.00      $       2.31
Cumulative effect of change in accounting principle                                       --                --               .01
                                                                                ------------      ------------      ------------
Net income per common share                                                     $       1.13      $       2.00      $       2.32
                                                                                ============      ============      ============

Diluted income per common share:
Income before cumulative effect of change in accounting principle               $       1.10      $       1.90      $       2.17
Cumulative effect of change in accounting principle                                       --                --               .01
                                                                                ------------      ------------      ------------
Net income per common share                                                     $       1.10      $       1.90      $       2.18
                                                                                ============      ============      ============

Shares used in calculating basic income per share                                 27,069,685        27,750,642        28,327,296
                                                                                ============      ============      ============
Shares used in calculating diluted income per share                               27,675,639        32,325,624        32,871,652
                                                                                ============      ============      ============

                             See accompanying notes.

                             WASTE CONNECTIONS, INC.
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                  YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                             STOCKHOLDERS' EQUITY
                                                                 ------------------------------------------
                                                                        COMMON STOCK            ADDITIONAL
                                                  COMPREHENSIVE  ---------------------------      PAID-IN
                                                     INCOME         SHARES         AMOUNT         CAPITAL
                                                  ------------   ------------   ------------   ------------
Balances at December 31, 2000                                      26,480,046   $        265   $    296,439
Issuance of common stock warrants                                          --             --            105
Stock options granted below fair market value                              --             --            200
Issuance of common stock                                              337,905              3          8,634
Amortization of deferred stock compensation                                --             --             --
Exercise of stock options and warrants                                605,718              6         11,216
Amount reclassified into earnings, net of taxes                            --             --             --
Cumulative effect of accounting change                                     --             --             --
Changes in fair value of interest rate swaps                               --             --             --
Net income                                        $     30,528             --             --             --
Other comprehensive income (loss)                       (8,144)            --             --             --
Income tax effect of other comprehensive income          3,209             --             --             --
                                                  ------------
Comprehensive income                              $     25,593             --             --             --
                                                  ============   ------------   ------------   ------------
Balances at December 31, 2001                                      27,423,669            274        316,594
Issuance of common stock warrants                                          --             --            577
Issuance of restricted stock                                               --             --            812
Stock options granted below fair market value                              --             --            650
Amortization of deferred stock compensation                                --             --             --
Exercise of stock options and warrants                                622,866              6         14,072
Amounts reclassified into earnings, net of taxes                           --             --             --
Changes in fair value of interest rate swaps                               --             --             --
Net income                                        $     55,466             --             --             --
Other comprehensive income (loss)                        1,751             --             --             --
Income tax effect of other comprehensive income           (812)            --             --             --
                                                  ------------
Comprehensive income                              $     56,405             --             --             --
                                                  ============   ------------   ------------   ------------
Balances at December 31, 2002                                      28,046,535            280        332,705
Issuance of common stock warrants to employees                             --             --             17
Issuance of common stock warrants to consultants                           --             --            173
Common stock donated to charitable trust                                1,000             --             34
Issuance of vested restricted stock                                     4,975             --             --
Cancellation of unvested restricted stock                                  --             --           (125)
Amortization of deferred stock compensation                                --             --             --
Exercise of stock options and warrants                                614,278              7         15,342
Amounts reclassified into earnings, net of taxes                           --             --             --
Changes in fair value of interest rate swaps                               --             --             --
Net income                                        $     65,596             --             --             --
Other comprehensive income (loss)                        7,033             --             --             --
Income tax effect of other comprehensive income         (2,634)            --             --             --
                                                  ------------
Comprehensive income                              $     69,995             --             --             --
                                                  ============   ------------   ------------   ------------
Balances at December 31, 2003                                      28,666,788   $        287   $    348,146
                                                                 ============   ============   ============





                                                                    STOCKHOLDERS' EQUITY
                                                  ---------------------------------------------------------
                                                   ACCUMULATED
                                                      OTHER
                                                  COMPREHENSIVE    DEFERRED
                                                     INCOME         STOCK         RETAINED
                                                     (LOSS)      COMPENSATION     EARNINGS         TOTAL
                                                  ------------   ------------   ------------   ------------
Balances at December 31, 2000                     $         --   $         --   $     37,504   $    334,208
Issuance of common stock warrants                           --             --             --            105
Stock options granted below fair market value               --           (200)            --             --
Issuance of common stock                                    --             --             --          8,637
Amortization of deferred stock compensation                 --             40             --             40
Exercise of stock options and warrants                      --             --             --         11,222
Amount reclassified into earnings, net of taxes          5,847             --             --          5,847
Cumulative effect of accounting change                  (3,600)            --             --         (3,600)
Changes in fair value of interest rate swaps            (7,182)            --             --         (7,182)
Net income                                                  --             --         30,528         30,528
Other comprehensive income (loss)                           --             --             --             --
Income tax effect of other comprehensive income             --             --             --             --

Comprehensive income                                        --             --             --             --
                                                  ------------   ------------   ------------   ------------
Balances at December 31, 2001                           (4,935)          (160)        68,032        379,805
Issuance of common stock warrants                           --             --             --            577
Issuance of restricted stock                                --           (812)            --             --
Stock options granted below fair market value               --           (650)            --             --
Amortization of deferred stock compensation                 --            847             --            847
Exercise of stock options and warrants                      --             --             --         14,078
Amounts reclassified into earnings, net of taxes         4,002             --             --          4,002
Changes in fair value of interest rate swaps            (3,063)            --             --         (3,063)
Net income                                                  --             --         55,466         55,466
Other comprehensive income (loss)                           --             --             --             --
Income tax effect of other comprehensive income             --             --             --             --

Comprehensive income                                        --             --             --             --
                                                  ------------   ------------   ------------   ------------
Balances at December 31, 2002                           (3,996)          (775)       123,498        451,712
Issuance of common stock warrants to employees              --             --             --             17
Issuance of common stock warrants to consultants            --             --             --            173
Common stock donated to charitable trust                    --             --             --             34
Issuance of vested restricted stock                         --             --             --             --
Cancellation of unvested restricted stock                   --             45             --            (80)
Amortization of deferred stock compensation                 --            294             --            294
Exercise of stock options and warrants                      --             --             --         15,349
Amounts reclassified into earnings, net of taxes         4,200             --             --          4,200
Changes in fair value of interest rate swaps               199             --             --            199
Net income                                                  --             --         65,596         65,596
Other comprehensive income (loss)                           --             --             --             --
Income tax effect of other comprehensive income             --             --             --             --

Comprehensive income                                        --             --             --             --
                                                  ------------   ------------   ------------   ------------
Balances at December 31, 2003                     $        403   $       (436)  $    189,094   $    537,494
                                                  ============   ============   ============   ============

                             See accompanying notes.

                             WASTE CONNECTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                      YEARS ENDED DECEMBER 31,
                                                                          ------------------------------------------------
                                                                              2001              2002              2003
                                                                          ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                $     30,528      $     55,466      $     65,596
Adjustments to reconcile net income to net
    cash provided by operating activities:
    Loss (gain) on disposal of assets                                            4,868                (1)              333
    Depreciation                                                                25,687            37,626            45,670
    Amortization of intangibles                                                 10,451             1,351             1,677
    Loss on termination of interest rate swap                                    6,337                --                --
    Deferred income taxes                                                       12,442            10,132            27,931
    Minority interests                                                           7,338             9,367            10,549
    Cumulative effect of change in accounting principle                             --                --              (448)
    Amortization of debt issuance costs                                          1,592             2,195             2,403
    Stock-based compensation                                                        40               847               345
    Interest income on restricted cash                                            (654)             (485)             (302)
    Closure and post-closure accretion                                             474               856               437
    Tax benefit on the exercise of stock options                                 3,602             3,572             3,078
    Loss on early extinguishment of debt                                           305                --                --
    Changes in operating assets and liabilities, net of
       effects from acquisitions:
          Accounts receivable, net                                              (1,978)           (1,594)           (2,909)
          Prepaid expenses and other current assets                             (3,556)              380            (1,570)
          Accounts payable                                                      (1,677)           (2,730)            5,821
          Deferred revenue                                                         576               478             3,658
          Accrued liabilities                                                   (8,937)           13,610            (4,911)
          Other long-term liabilities                                             (250)              418              (143)
                                                                          ------------      ------------      ------------
Net cash provided by operating activities                                       87,198           131,488           157,215
                                                                          ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from disposal of assets                                             3,049             2,234             1,534
    Payments for acquisitions, net of cash acquired                            (52,853)         (166,626)          (84,855)
    Capital expenditures for property and equipment                            (40,215)          (56,776)          (70,213)
    Investment in unconsolidated entity                                             --                --            (5,300)
    Increase in restricted cash, net of interest income                           (989)           (2,014)           (2,093)
    Decrease (increase) in other assets                                            168               291               (24)
                                                                          ------------      ------------      ------------
Net cash used in investing activities                                          (90,840)         (222,891)         (160,951)
                                                                          ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                                               263,521           381,000           108,940
    Principal payments on notes payable and long-term debt                    (246,638)         (290,962)         (102,469)
    Proceeds from option and warrant exercises                                   7,620            10,506            12,271
    Termination of interest rate swap                                           (6,337)               --                --
    Distributions to minority interest holders                                  (3,370)           (5,880)           (9,702)
    Debt issuance costs                                                         (6,336)           (6,473)           (4,095)
                                                                          ------------      ------------      ------------
Net cash provided by financing activities                                        8,460            88,191             4,945
                                                                          ------------      ------------      ------------

Net increase (decrease) in cash and equivalents                                  4,818            (3,212)            1,209
Cash and equivalents at beginning of year                                        2,461             7,279             4,067
                                                                          ------------      ------------      ------------
Cash and equivalents at end of year                                       $      7,279      $      4,067      $      5,276
                                                                          ============      ============      ============

                             See accompanying notes.

                             WASTE CONNECTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)





                                                                                     YEARS ENDED DECEMBER 31,
                                                                          ------------------------------------------------
                                                                              2001              2002              2003
                                                                          ------------      ------------      ------------
SUPPLEMENTARY DISCLOSURES OF CASH FLOW
    INFORMATION AND NON-CASH TRANSACTIONS:
       Cash paid for income taxes                                         $     13,607      $      8,408      $     12,877
                                                                          ============      ============      ============
       Cash paid for interest                                             $     28,232      $     28,973      $     29,452
                                                                          ============      ============      ============
       In connection with its acquisitions, the Company assumed
          liabilities as follows:
             Fair value of assets acquired                                $    164,956      $    262,565      $    110,264
             Cash paid for current year acquisitions (including
                acquisition costs)                                             (52,853)         (158,355)          (76,471)
             Cash paid to settle prior year acquisition-related
                liabilities                                                         --            (8,271)           (8,384)
                                                                          ------------      ------------      ------------
             Liabilities assumed and stock and notes payable
                issued to sellers                                         $    112,103      $     95,939      $     25,409
                                                                          ============      ============      ============





















                             See accompanying notes

                             WASTE CONNECTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


1.    ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

      Waste Connections, Inc. ("WCI" or "the Company") was incorporated in Delaware on September 9, 1997 and commenced its operations on October 1, 1997 through the purchase of certain solid waste operations in Washington. The Company is an integrated, non-hazardous solid waste services company that provides collection, transfer, disposal and recycling services to commercial, industrial and residential customers in Alabama, Arizona, California, Colorado, Georgia, Illinois, Iowa, Kansas, Kentucky, Minnesota, Mississippi, Montana, Nebraska, New Mexico, Ohio, Oklahoma, Oregon, South Dakota, Tennessee, Texas, Utah, Washington, and Wyoming.

Basis of Presentation

      These consolidated financial statements include the accounts of WCI and its wholly-owned and majority-owned subsidiaries. The consolidated entity is referred to herein as the Company. All intercompany accounts and transactions have been eliminated in consolidation.

Cash Equivalents

      The Company considers all highly liquid investments with a maturity of three months or less at purchase to be cash equivalents. As of December 31, 2002 and 2003, cash equivalents consisted of demand money market accounts.

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

      The Company's receivables are recorded when billed, advanced or accrued and represent claims against third parties that will be settled in cash. The carrying value of the Company's receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value. The Company estimates its allowance for doubtful accounts based on historical collection trends, type of customer such as municipal or non-municipal, the age of outstanding receivables and existing economic conditions. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectiblity of those balances and the allowance is adjusted accordingly. Past-due receivable balances are written off when the Company's internal collection efforts have been unsuccessful in collecting the amount due.

Property and Equipment

      Property and equipment are stated at cost. Improvements or betterments, not considered to be maintenance and repair, which significantly extend the life of an asset are capitalized. Expenditures for maintenance and repair costs are charged to expense as incurred. The cost of assets retired or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts in the year of disposal. Gains and losses resulting from disposals of property and equipment are recognized in the period in which the property and equipment is

                             WASTE CONNECTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


disposed. Depreciation is computed using the straight-line method over the estimated useful lives of the assets or the lease term, whichever is shorter.

      The estimated useful lives are as follows:

      Buildings                           20 years
      Machinery and equipment             3 - 15 years
      Rolling stock                       10 years
      Containers                          5 - 15 years

Landfill Accounting

      On January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), which provides standards for accounting for obligations associated with the retirement of long-lived assets. The adoption of SFAS No. 143 impacted the calculation and accounting for landfill retirement obligations, which the Company has historically referred to as closure and post-closure obligations. The impact of SFAS No. 143 is discussed in the closure and post-closure obligations section below.

      The Company utilizes the life cycle method of accounting for landfill costs and the units of consumption method to amortize landfill construction costs over the estimated remaining capacity of a landfill. Under this method the Company includes future estimated construction costs using current dollars, as well as costs incurred to date, in the amortization base. Additionally, the Company includes deemed permitted expansion airspace, which has not been permitted, in the calculation of the total remaining capacity of the landfill.

- Landfill development costs. Landfill development costs include the costs of acquisition, construction associated with excavation, liners, site berms, groundwater monitoring wells and leachate collection systems. The Company estimates the total costs associated with developing each landfill site to its final capacity. This includes certain projected landfill site costs that are uncertain because they are dependent on future events and thus actual costs could vary significantly from estimates. The total cost to develop a site to its final capacity includes amounts previously expended and capitalized, net of accumulated airspace amortization, and projections of future purchase and development costs, landfill final capping costs, liner construction costs, operating construction costs, and capitalized interest costs. Total landfill costs include the development costs associated with "deemed" permitted airspace. Deemed permitted airspace is addressed below.

- Closure and post-closure obligations. The Company reserves for estimated closure and post-closure maintenance obligations at the landfills it owns and certain landfills that it operates, but does not own. Accrued closure and post-closure costs represent an estimate of the current value of the future obligation associated with closure and post-closure monitoring of non-hazardous solid waste landfills currently owned and/or operated by the Company. Closure and post-closure monitoring and maintenance costs represent the costs related to cash expenditures yet to be incurred when a landfill facility ceases to accept waste and closes. Accruals for closure and post-closure monitoring and maintenance requirements in the U.S. consider site inspection, groundwater monitoring, leachate management, methane gas control and recovery, and operating and maintenance costs to be incurred during the period after the facility closes. Certain of these environmental costs, principally capping and methane gas control costs, are also incurred during the operating life of the site in accordance with the landfill operation requirements of Subtitle D and the air emissions standards. Daily maintenance activities, which include many of these costs, are expensed as incurred during the operating life of the landfill. Daily maintenance activities include leachate disposal; surface water, groundwater, and methane gas monitoring and maintenance; other pollution control activities; mowing and fertilizing the landfill final cap; fence and road maintenance; and third party inspection and reporting costs. Site specific closure and post-closure engineering cost estimates are prepared annually for landfills owned and/or operated by the Company for which it is responsible for closure and post-closure.

      Upon the adoption of SFAS No. 143, landfill closure and post-closure liabilities are calculated by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure using an inflation rate of 3% and discounting the inflated

                             WASTE CONNECTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


      total to its present value using an 8.5% discount rate. The resulting closure and post-closure obligation is recorded as a long-term liability with a corresponding increase to landfill site costs as the landfill's total airspace is consumed. Final capping costs are included in the calculation of closure and post-closure liabilities. Final capping costs are estimated using current dollars, inflated to the expected date of the final capping expenditures, discounted to a net present value and recorded on the balance sheet as a component of closure and post-closure liabilities as landfill airspace is consumed. At December 31, 2002 and 2003, accruals for landfill closure and post-closure costs (including costs assumed through acquisitions) were $13,749 and $5,479, respectively. When using discounted cash flow techniques, reliable estimates of market premiums may not be obtainable. In the waste industry, there is no market for selling the responsibility for final capping, closure and post-closure obligations independent of selling the landfill in its entirety. Accordingly, the Company does not believe that it is possible to develop a methodology to reliably estimate a market risk premium and has therefore excluded any such market risk premium from its determination of expected cash flows for landfill asset retirement obligations. The Company estimates that its closure and post-closure payment commitments will begin in 2006. Interest is accreted on the recorded liability using the corresponding discount rate. Interest accretion was reduced as a result of the decrease in the recorded closure and post-closure liabilities and has been reclassified from interest expense to cost of operations, thus causing a reduction in income from operations. However, there has been no change in operating cash flow. In accordance with SFAS No. 143, the closure and post-closure liability is recorded as an addition to site costs and amortized to depletion expense on a units-of-consumption basis as landfill airspace is consumed. The impact of changes determined to be changes in estimates, based on an annual update, is accounted for on a prospective basis. Depletion expense resulting from the closure and post-closure obligations recorded as a component of landfill site costs will generally be less during the early portion of a landfill's operating life and increase thereafter. The closure and post-closure liabilities reflect owned landfills and landfills operated under life-of-site operating agreements with estimated remaining lives, based on remaining permitted capacity, probable expansion capacity and projected annual disposal volumes, that range from approximately 3 to 263 years, with an average remaining life of approximately 63 years. The costs for closure and post-closure obligations at landfills the Company owns or operates are generally estimated based on interpretations of current requirements and proposed or anticipated regulatory changes. The estimates for landfill closure and post-closure costs, including final capping costs, also consider when the costs would actually be paid and factor in inflation and discount rates. The possibility of changing legal and regulatory requirements and the forward-looking nature of these types of costs make any estimation or assumption less certain.

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

      The closure and post-closure liability at January 1, 2002, on a pro forma basis as if SFAS No. 143 had been applied during all periods presented, would have been $2,894. The following is a reconciliation of the Company's closure and post-closure liability balance from December 31, 2002 to December 31, 2003:

      Closure and post-closure liability at December 31, 2002          $ 13,749
      Decrease in closure and post-closure liability from adopting
           SFAS No. 143                                                  (9,142)
      Liabilities incurred                                                  435
      Accretion expense                                                     437
                                                                       --------
      Closure and post-closure liability at December 31, 2003          $  5,479
                                                                       ========

                             WASTE CONNECTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


      Pro forma financial information to reflect the reported results of operations for the two years ended December 31, 2001 and 2002, as if SFAS No. 143 were adopted on January 1, 2001, is as follows:

                                                                  Year Ended December 31,
                                                                --------------------------
                                                                   2001            2002
                                                                ----------      ----------
      Net income as reported                                    $   30,528      $   55,466
      Pro forma impact of applying SFAS No. 143, net of tax            (28)            318
                                                                ----------      ----------
      Pro forma net income                                      $   30,500      $   55,784
                                                                ==========      ==========

      Basic earnings per share as reported                      $     1.13      $     2.00
      Pro forma impact of applying SFAS No. 143, net of tax             --             .01
                                                                ----------      ----------
      Pro forma basic earnings per share                        $     1.13      $     2.01
                                                                ==========      ==========

      Diluted earnings per share as reported                    $     1.10      $     1.90
      Pro forma impact of applying SFAS No. 143, net of tax             --             .01
                                                                ----------      ----------
      Pro forma diluted earnings per share                      $     1.10      $     1.91
                                                                ==========      ==========

At December 31, 2003, $12,253 of the Company's restricted cash balance was for purposes of settling future closure and post-closure liabilities.

- Disposal capacity. The Company's internal and third-party engineers perform surveys at least annually to estimate the disposal capacity at its landfills. This is done by using surveys and other methods to calculate, based on the terms of the permit, height restrictions and other factors, how much airspace is left to fill and how much waste can be disposed of at a landfill before it has reached its final capacity. The Company's landfill depletion rates are based on the remaining disposal capacity, considering both permitted and deemed permitted airspace, at its landfills. Deemed permitted airspace consists of additional disposal capacity being pursued through means of an expansion. Deemed permitted airspace that meets certain internal criteria is included in the estimate of total landfill airspace. The Company's internal criteria to determine when deemed permitted airspace may be included as disposal capacity is as follows:

      (1) The land where the expansion is being sought is contiguous to the current disposal site, and is either owned by the Company or the property is under option, purchase, operating or other agreement;
      (2) Total development costs, final capping costs, and closure/post-closure costs have been determined;
      (3) Internal personnel have performed a financial analysis of the proposed expansion site and have determined that it has a positive financial and operational impact;
      (4) Internal or external personnel are actively working to obtain the necessary approvals to obtain the landfill expansion permit;
      (5) Obtaining the expansion is considered probable. For a pursued expansion to be considered probable, there must be no significant known technical, legal, community, business, or political restrictions or similar issues existing that could impair the success of the expansion; and
      (6) The land where the expansion is being sought has the proper zoning or proper zoning can readily be obtained.

      It is possible that the Company's estimates or assumptions will ultimately turn out to be significantly different from actual results. In some cases the Company may be unsuccessful in obtaining an expansion permit or the Company may determine that an expansion permit that the Company previously thought was probable has become unlikely. To the extent that such estimates, or the assumptions used to make those estimates, prove to be significantly different than actual results, or the belief that the Company will receive an expansion permit changes adversely in a significant manner, the costs of the landfill, including the costs incurred in the pursuit of the expansion, may be subject to impairment testing, as described below, and lower profitability may be experienced

                             WASTE CONNECTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


      due to higher amortization rates, higher capping, closure and post-closure rates, and higher expenses or asset impairments related to the removal of previously included expansion airspace.

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

- The Company accrues the payment of contingent purchase price if the events surrounding the contingency are deemed assured beyond a reasonable doubt. Contingent purchase price related to landfills is allocated to landfill site costs and contingent purchase price for acquisitions other than landfills is allocated to goodwill.

Goodwill and Intangible Assets

      Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and intangible assets of the acquired entities. Goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with SFAS No.
142. Other intangible assets, including those meeting new recognition criteria under SFAS No. 142, continue to be amortized over their estimated useful lives.

      The Company fully adopted the new rules on accounting for goodwill and other intangible assets beginning on January 1, 2002. The Company tests goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. At least annually, the Company performs impairment tests of goodwill and indefinite-lived intangible assets based on the carrying values. As a result of performing the tests for potential impairment, the Company determined that no impairment existed as of December 31, 2003 and therefore, it was not necessary to write down any of its goodwill or indefinite-lived intangible assets.

      Net income for the year ended December 31, 2001, adjusted for the nonamortization provisions of SFAS No. 142, was $37,390. Basic and diluted shares outstanding were 27,069,685 and 27,675,639, respectively, for the year ended December 31, 2001. Adjusted basic and diluted earnings per share were $1.38 and $1.35, respectively, for the year ended December 31, 2001.

      The Company acquired indefinite-lived intangible assets, long-term franchise agreements, contracts and non-competition agreements in connection with certain of its acquisitions. The amounts assigned to indefinite-lived

                             WASTE CONNECTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


intangible assets consist of the value of certain perpetual rights to provide solid waste collection and transportation services in specified territories. The estimated fair value of the acquired indefinite-lived intangible assets, long-term franchise agreements and contracts was determined by management based on the discounted net cash flows associated with the rights, agreements and contracts. The estimated fair value of the non-competition agreements reflects management's estimates based on the amount of revenue protected under such agreements. The amounts assigned to the franchise agreements, contracts, and non-competition agreements are being amortized on a straight-line basis over the expected term of the related agreements (ranging from 5 to 56 years). In accordance with the provisions of SFAS No. 142, indefinite-lived intangible assets resulting from acquisitions completed subsequent to June 30, 2001 are not amortized; however, they are required to be classified separately from goodwill.

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

      If any of these or other indicators occur, a test of recoverability is performed by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If the carrying values are in excess of undiscounted expected future cash flows, impairment is measured by comparing the fair value of the asset to its carrying value. Fair value is determined by an internally developed discounted projected cash flow analysis of the asset. Cash flow projections are sometimes based on a group of assets, rather than a single asset. If cash flows cannot be separately and independently identified for a single asset, the Company will determine whether an impairment has occurred for the group of assets for which the projected cash flows can be identified. If the fair value of an asset is determined to be less than the carrying amount of the asset or asset group, an impairment in the amount of the difference is recorded in the period that the impairment indicator occurs. Several impairment indicators are beyond the Company's control, and whether or not they will occur cannot be predicted with any certainty. Estimating future cash flows requires significant judgment and projections may vary from cash flows eventually realized. There are other considerations for impairments of landfills and goodwill, as described below.

                             WASTE CONNECTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


      Landfills - There are certain indicators listed above that require significant judgment and understanding of the waste industry when applied to landfill development or expansion projects. For example, a regulator may initially deny a landfill expansion permit application though the expansion permit is ultimately granted. In addition, management may periodically divert waste from one landfill to another to conserve remaining permitted landfill airspace. Therefore, certain events could occur in the ordinary course of business and not necessarily be considered indicators of impairment due to the unique nature of the waste industry.

      Goodwill - The Company assesses whether goodwill is impaired on an annual basis. If the Company determined the existence of goodwill impairment, the Company would measure that impairment based on the amount by which the book value of goodwill exceeds its implied fair value. The implied fair value of goodwill is determined by deducting the fair value of a reporting unit's identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the purchase price were being initially allocated. Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances, such as those listed above, that would indicate that, more likely than not, the book value of goodwill has been impaired.

Fair Value of Financial Instruments

      The Company's financial instruments consist primarily of cash, trade receivables, restricted funds held in trust, trade payables, debt instruments and interest rate swaps. As of December 31, 2002 and 2003, the carrying values of cash, trade receivables, restricted funds held in trust, and trade payables are considered to be representative of their respective fair values. The carrying values of the Company's debt instruments, excluding the 2006 Convertible Subordinated Notes and 2022 Floating Rate Convertible Subordinated Notes, approximate their fair values as of December 31, 2002 and 2003, based on current incremental borrowing rates for similar types of borrowing arrangements. The Company's 2006 Convertible Subordinated Notes have a carrying value of $150,000 and had a fair value of approximately $186,915 at December 31, 2002 and $160,770 at December 31, 2003, based on the publicly quoted trading price of these notes. The Company's 2022 Floating Rate Convertible Subordinated Notes have a carrying value of $175,000 and had a fair value of approximately $181,475 at December 31, 2002 and $178,798 at December 31, 2003, based on the publicly quoted trading price of these notes. The Company's interest rate swaps are recorded at their estimated fair values based on estimated cash flows calculated using interest rate yield curves as of December 31, 2002 and 2003.

Derivative Financial Instruments

      SFAS No. 133, "Accounting for Derivatives and Hedging Activities", as amended, became effective January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income (Note 11) until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings.

      The Company's objective for utilizing derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in the variable interest rates of certain borrowings issued under its credit facility and other variable rate debt. The Company's strategy to achieve that objective involves entering into interest rate swaps that are specifically designated to certain variable rate instruments and accounted for as cash flow hedges.

      At December 31, 2003, the Company's derivative instruments consist of two forward-starting interest rate swap agreements, entered into in May 2003. Each interest rate swap agreement has a notional amount of $87,500 and effectively fixes the interest rate on the notional amount at interest rates ranging from 2.67% to 2.68%, plus applicable margin. The effective date of the swap agreements is February 2004 and each swap agreement expires in February 2007. These interest rate swap agreements are effective as cash flow hedges for a portion of the Company's variable rate debt, and the Company applies hedge

                             WASTE CONNECTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


accounting to account for these instruments. The notional amounts and all other significant terms of the swap agreements are matched to the provisions and terms of the variable rate debt being hedged.

Income Taxes

      The Company uses the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The Company assumes the deductibility of certain costs in its income tax filings and estimates the future recovery of deferred tax assets.

      The Company has accrued income tax reserves for contingencies identified in the preparation of previously filed tax returns. The Company establishes the reserves based upon management's assessment of exposure associated with permanent differences, tax credits and interest expense. The tax reserves are analyzed periodically (but not less frequently than annually) and adjustments are made as events occur to warrant adjustments to the reserve. For example, if the statutory period for assessing tax on a given tax return or period lapses, the reserve associated with that period will be reduced.

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

      The weighted average grant date fair values per share for options granted during 2001, 2002 and 2003 are as follows:
                                                       2001      2002      2003
                                                      ------    ------    ------
      Exercise prices equal to market price of stock  $10.32    $ 9.40    $ 7.76
      Exercise prices less than market price of stock  15.73     16.17        --

      Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 2001, 2002 and 2003: risk-free interest rate of 4.5%, 3.5% and 2.4%, respectively; dividend yield of zero; volatility factor of the expected market price of the Company's common stock of 45%, 40% and 25%, respectively; and a weighted-average expected life of the option of 4 years.

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

                             WASTE CONNECTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The following table summarizes the Company's pro forma net income and pro forma basic net income per share for the years ended December 31, 2001, 2002 and 2003:

                                                                           Year Ended December 31,
                                                                  ----------------------------------------
                                                                     2001           2002           2003
                                                                  ----------     ----------     ----------
      Net income, as reported                                     $   30,528     $   55,466     $   65,596
      Add: stock-based employee compensation expense
           included in reported net income, net of related
           tax effects                                                    24            533            196
      Deduct: total stock-based employee compensation
           expense determined under fair value method for
           all awards, net of related tax effects                     (3,135)        (5,771)        (7,105)
                                                                  ----------     ----------     ----------
      Pro forma net income                                        $   27,417     $   50,228     $   58,687
                                                                  ==========     ==========     ==========
      Earnings per share:
           Basic - as reported                                    $     1.13     $     2.00     $     2.32
           Basic - pro forma                                            1.01           1.81           2.07

           Diluted - as reported                                        1.10           1.90           2.18
           Diluted - pro forma                                          0.99           1.75           1.98


Per Share Information

      Basic net income per share is computed using the weighted average number of common shares outstanding. Diluted net income per share is computed using the weighted average number of common and potential common shares outstanding. Potential common shares are excluded from the computation if their effect is anti-dilutive.

Advertising Costs

      Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2001, 2002 and 2003 was $1,160, $1,403 and $1,842,
respectively.

Insurance Liabilities

      During 2002, the Company increased its scope of high-deductible insurance, adding automobile liability, general liability and workers' compensation claims. Previously, the Company's high-deductible insurance program covered only automobile collision and employee group health claims. The Company's insurance accruals are based on claims filed and estimates of claims incurred but not reported and are developed by the Company's management with assistance from its third-party actuary and its third-party claims administrator. The insurance accruals are influenced by the Company's past claims experience factors, which have a limited history, and by published industry development factors. At December 31, 2002 and 2003, the Company's total accrual for self-insured liabilities was $4,038 and $8,611, respectively.

Segment Information

      The Company identifies its operating segments based on management responsibility and geographic location. The Company considers each of its four operating regions that report stand-alone financial information and have segment

                             WASTE CONNECTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


managers that report to the Company's chief operating decision maker to be an operating segment. The Company has assessed and determined that it has met all of the aggregation criteria required under SFAS No. 131 to aggregate multiple operating segments into one reportable segment. Therefore, all operating segments have been aggregated together and are reported as a single segment consisting of the collection, transfer, recycling and disposal of non-hazardous solid waste primarily in the Western and Southern United States.

Reclassifications

      Certain amounts reported in the Company's prior years' financial statements have been reclassified to conform with the 2003 presentation.

New Accounting Pronouncements

SFAS No. 143

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), which outlines standards for accounting for obligations associated with the retirement of long-lived assets. The Company fully adopted the new rules under SFAS No. 143 beginning on January 1, 2003, which impacted the accounting for landfill retirement obligations, historically referred to as closure and post-closure obligations. Refer to the section on landfill accounting within this footnote for further detail.

FIN 45

      In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). It clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The objective of the initial measurement of the liability is the fair value of the guarantee at its inception. The initial recognition and initial measurement provisions of FIN 45 are effective on a prospective basis to guarantees issued after December 31, 2002, and the Company will record the fair value of future material guarantees, if any. The Company did not have any material guarantees at December 31, 2003.

FIN 46

      In January 2003, the FASB issued Interpretation No. 46 ("FIN 46") which was subsequently amended in December 2003. FIN 46 requires that unconsolidated variable interest entities be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity's expected losses or residual benefits. FIN 46 applies to variable interest entities created after January 31, 2003 and to existing variable interest entities beginning after June 15, 2003. The adoption of FIN 46 did not have a material impact on the Company's financial statements.

SFAS No. 150

      In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's financial statements.

      The minority interest holders of a majority-owned subsidiary of Waste Connections have a currently exercisable option (the put option) to require Waste Connections to complete the acquisition of this majority-owned subsidiary

                             WASTE CONNECTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


by purchasing their minority ownership interests for fair market value. The put option calculates the fair market value of the subsidiary based on its current operating income before depreciation and amortization, as defined in the put option agreement. The put option does not have a stated termination date. At December 31, 2003, the minority interest holders' pro rata share of the subsidiary's fair market value is estimated to be worth between $65,000 and $80,000. Because the put is exercisable at fair market value, no amounts have been accrued relative to the put option.

2.    USE OF ESTIMATES AND ASSUMPTIONS

      In preparing the Company's financial statements, several estimates and assumptions are made that affect the accounting for and recognition of assets, liabilities, revenues and expenses. These estimates and assumptions must be made because certain of the information that is used in the preparation of the Company's financial statements is dependent on future events, cannot be calculated with a high degree of precision from data available or is simply not capable of being readily calculated based on generally accepted methodologies. In some cases, these estimates are particularly difficult to determine and the Company must exercise significant judgment. The most difficult, subjective and complex estimates and the assumptions that deal with the greatest amount of uncertainty are related to the Company's accounting for landfills and asset impairments and are discussed in Note 1. One additional area that involves estimation is when the Company estimates the amount of potential exposure it may have with respect to litigation, claims and assessments in accordance with SFAS No. 5, Accounting for Contingencies. Actual results for all estimates could differ materially from the estimates and assumptions that the Company uses in the preparation of its financial statements.

3.    ACQUISITIONS

2002 and 2003 Acquisitions

      During 2002, the Company acquired 17 non-hazardous solid waste businesses that were accounted for as purchases. Aggregate consideration for the acquisitions consisted of $166,626 in cash (net of cash acquired), $2,217 in notes payable to sellers, common stock warrants valued at $577 and the assumption of debt and long-term liabilities totaling $73,464.

      During 2003, the Company acquired 16 non-hazardous solid waste businesses that were accounted for as purchases. Aggregate consideration for the acquisitions consisted of $76,471 in cash (net of cash acquired), common stock warrants valued at $173 and the assumption of debt totaling $23,033.

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

      As of December 31, 2003, the Company had five acquisitions for which purchase price allocations were preliminary, mainly as a result of pending working capital valuations. The Company believes the potential changes to its preliminary purchase price allocations will not have a material impact on its financial condition, results of operations or cash flows.

                             WASTE CONNECTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


      A summary of the purchase price allocations for acquisitions consummated in 2002 and preliminary purchase price allocations for the acquisitions consummated in 2003 is as follows:

                                                        2002           2003
                                                    Acquisitions   Acquisitions
                                                    ------------   ------------
      Acquired assets:
          Accounts receivable                       $     10,521   $      6,076
          Prepaid expenses and other current assets        1,032            918
          Property and equipment                          95,285         20,768
          Goodwill                                       137,218         41,078
          Indefinite-lived intangible assets               6,529            325
          Long-term franchise agreements and other        11,216         32,272
          Non-competition agreements                         764            364
          Deferred tax asset                                  --          4,436
          Other assets                                        --          4,026
      Assumed liabilities:
          Deferred revenue                                (5,182)        (1,064)
          Accounts payable and accrued liabilities       (17,048)        (7,398)
          Debt and long-term liabilities assumed         (73,464)       (23,033)
          Deferred income taxes                           (5,722)        (2,124)
                                                    ------------   ------------
                                                    $    161,149   $     76,644
                                                    ============   ============

      During the year ended December 31, 2002, the Company paid $8,271 of acquisition-related liabilities accrued at December 31, 2001. During the year ended December 31, 2003, the Company paid $8,384 of acquisition-related liabilities accrued at December 31, 2002.

      Goodwill acquired in 2002 and 2003 totaling $103,644 and $38,615, respectively, is expected to be deductible for tax purposes.

      In connection with an acquisition consummated in 2002, the Company is required to pay $2,000 of contingent consideration in cash to the former shareholders which is triggered by the Company obtaining an expansion permit for a landfill acquired. The Company has included in these financial statements the $2,000 contingent cash payment because it considers it beyond a reasonable doubt that the expansion permit for the landfill acquired in 2002 will be obtained. Additionally, at December 31, 2003, the Company accrued an $850 liability to former owners of a company acquired in 2003 that was payable in cash based upon the acquired company meeting or exceeding certain revenue targets during the 90 day period following the close of the acquisition. The acquired company met the required revenue targets and the $850 was paid in full in January 2004.

      The following pro forma results of operations assume that the Company's significant acquisitions occurring in 2002 and 2003, accounted for using the purchase method of accounting, were acquired as of January 1, 2002 (unaudited):

                                                       Year Ended December 31,
                                                    ---------------------------
                                                        2002           2003
                                                    ------------   ------------
      Total revenue                                 $    577,248   $    588,335
      Net income                                          56,266         66,520
      Basic income per share                                2.03           2.35
      Diluted income per share                              1.92           2.20

                             WASTE CONNECTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


      The unaudited pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on January 1, 2002, nor are they necessarily indicative of future operating results.

4.    INTANGIBLE ASSETS

      Intangible assets, exclusive of goodwill, consisted of the following at December 31, 2003:

                                                 Gross Carrying     Accumulated     Net Carrying
                                                     Amount        Amortization        Amount
                                                  ------------     ------------     ------------
      Amortizable intangible assets:
        Long-term franchise agreements
           and contracts                          $     46,810     $     (1,994)    $     44,816
        Non-competition agreements                       3,986           (2,551)           1,435
        Other, net                                       2,415             (917)           1,498
                                                  ------------     ------------     ------------
                                                        53,211           (5,462)          47,749
      Nonamortized intangible assets:
        Indefinite-lived intangible assets              17,035               --           17,035
                                                  ------------     ------------     ------------
      Intangible assets, exclusive of goodwill    $     70,246     $     (5,462)    $     64,784
                                                  ============     ============     ============

      The weighted-average amortization periods of long-term franchise agreements and non-competition agreements acquired during the year ended December 31, 2003 are 37.5 and 5 years, respectively.

      Intangible assets, exclusive of goodwill, consisted of the following at December 31, 2002:

                                                 Gross Carrying     Accumulated     Net Carrying
                                                     Amount        Amortization        Amount
                                                  ------------     ------------     ------------
      Amortizable intangible assets:
        Long-term franchise agreements
           and contracts                          $     14,552     $     (1,064)    $     13,488
        Non-competition agreements                       3,622           (1,983)           1,639
        Other, net                                       2,400             (740)           1,660
                                                  ------------     ------------     ------------
                                                        20,574           (3,787)          16,787
      Nonamortized intangible assets:
        Indefinite-lived intangible assets              16,711               --           16,711
                                                  ------------     ------------     ------------
      Intangible assets, exclusive of goodwill    $     37,285     $     (3,787)    $     33,498
                                                  ============     ============     ============

      The weighted-average amortization periods of long-term franchise agreements and non-competition agreements acquired during the year ended December 31, 2002 are 38.4 and 5 years, respectively.

      The amounts assigned to indefinite-lived intangible assets consist of the value of certain perpetual rights to provide solid waste collection and transportation services in specified territories. These indefinite-lived intangible assets were subject to amortization prior to the Company's adoption of SFAS No. 142.

                             WASTE CONNECTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


      Estimated future amortization expense for the next five years of amortizable intangible assets is as follows:

      For the year ended December 31, 2004        $      2,154
      For the year ended December 31, 2005               2,037
      For the year ended December 31, 2006               1,853
      For the year ended December 31, 2007               1,615
      For the year ended December 31, 2008               1,504

      Total goodwill amortization expense for the year ended December 31, 2001 was $9,581. Total amortization expense for intangible assets was $870, $1,351 and $1,677 for the years ended December 31, 2001, 2002 and 2003, respectively.

5.    PROPERTY AND EQUIPMENT

      Property and equipment consists of the following:

                                                           December 31,
                                                  -----------------------------
                                                      2002             2003
                                                  ------------     ------------
      Landfill site costs                         $    412,226     $    429,838
      Rolling stock                                    102,756          126,748
      Land, buildings and improvements                  64,299           72,463
      Containers                                        57,365           66,711
      Machinery and equipment                           50,926           69,668
                                                  ------------     ------------
                                                       687,572          765,428
      Less accumulated depreciation and depletion     (109,532)        (152,203)
                                                  ------------     ------------
                                                  $    578,040     $    613,225
                                                  ============     ============

      The Company's landfill depletion expense for the years ended December 31, 2001, 2002 and 2003 was $8,008, $12,123, and $13,618, respectively.

6.    OTHER ASSETS

      Other assets consist of the following:

                                                           December 31,
                                                  -----------------------------
                                                      2002             2003
                                                  ------------     ------------
      Restricted cash                             $     11,314     $     17,734
      Deferred financing costs                          12,270           13,961
      Investment in unconsolidated entity                   --            5,300
      Other                                              1,578            1,874
                                                  ------------     ------------
                                                  $     25,162     $     38,869
                                                  ============     ============

      Restricted cash is included as part of other assets and generally consists of amounts on deposit with various banks that support the Company's financial assurance obligations for its landfill facilities' closure and post-closure costs and amounts outstanding under various municipal debt obligations.

                             WASTE CONNECTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


7.    ACCRUED LIABILITIES

      Accrued liabilities consist of the following:

                                                           December 31,
                                                  -----------------------------
                                                      2002             2003
                                                  ------------     ------------
      Income taxes                                $     11,996     $      4,784
      Payroll and payroll-related                        7,137            5,783
      Interest payable                                   4,201            4,422
      Insurance claims                                   4,038            8,611
      Acquisition-related                               11,017            3,232
      Interest rate swaps                                3,996               --
      Other                                              3,520            5,088
                                                  ------------     ------------
                                                  $     45,905     $     31,920
                                                  ============     ============

8.    LONG-TERM DEBT

      Long-term debt consists of the following:

                                                           December 31,
                                                  -----------------------------
                                                      2002             2003
                                                  ------------     ------------
      Revolver under Credit Facility              $    216,000     $     53,000
      Term Loan under Credit Facility                       --          175,000
      2006 Convertible Subordinated Notes              150,000          150,000
      2022 Floating Rate Convertible Subordinated
         Notes                                         175,000          175,000
      2001 Wasco Bonds                                  13,600           13,600
      California Tax-Exempt Bonds                        8,945           28,970
      Notes payable to sellers in connection with
         acquisitions, unsecured, bearing
         interest at 5.0% to 9.0%, principal and
         interest payments due periodically with
         due dates ranging from 2004 to 2012             5,357            5,356
      Notes payable to third parties, secured by
         substantially all assets of certain
         subsidiaries of the Company, bearing
         interest at 3.0% to 11.0%, principal and
         interest payments due periodically with
         due dates ranging from 2004 to 2010            13,225           10,705
                                                  ------------     ------------
                                                       582,127          611,631
      Less - current portion                            (3,646)          (9,740)
                                                  ------------     ------------
                                                  $    578,481     $    601,891
                                                  ============     ============

Credit Facility

      In 2000, the Company entered into a revolving credit facility with a syndicate of banks for which Fleet Boston Financial Corporation acted as agent. Under the credit facility, the Company could borrow up to $435,000. In October 2003, the Company amended its Credit Facility to increase the maximum borrowings to $575,000. This new credit facility consists of a $400,000 senior secured revolving credit facility with a syndicate of banks for which Fleet National Bank acts as agent, and a $175,000 senior secured term loan. As of December 31, 2002, the Company had an aggregate of $216,000 outstanding under the credit

                             WASTE CONNECTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


facility, exclusive of outstanding stand-by letters of credit of $23,638. As of December 31, 2003, $228,000 was outstanding under the credit facility as follows: $175,000 was outstanding under the senior secured term loan and $53,000 was outstanding under the senior secured revolving credit facility, exclusive of outstanding stand-by letters of credit of $45,905. The senior secured revolving credit facility requires monthly interest payments and matures in October 2008. The senior secured term loan requires annual principal payments equal to 1% of the notional balance at the end of years one through six with all remaining outstanding amounts due October 2010. Under the new credit facility, there is no maximum amount of stand-by letters of credit that can be issued; however, the issuance of stand-by letters of credit reduces the amount of total borrowings available. The new credit facility requires the Company to pay a commitment fee ranging from 0.25% to 0.50% of the unused portion of the new credit facility. The Company is able to increase the maximum borrowings under the new credit facility to $675,000, although no existing lender will have any obligation to increase its commitment, provided that no event of default, defined in the new credit facility, has occurred. The borrowings under the new credit facility bear interest at a rate per annum equal to, at the Company's discretion, either the Fleet National Bank Base Rate plus applicable margin (5.0% and 4.5% as of December 31, 2002 and 2003, respectively), or the LIBOR rate plus applicable margin (approximately 3.7% and 3.2% as of December 31, 2002 and 2003, respectively). The applicable margin under the revolving credit facility varies depending on the Company's leverage ratio. The applicable margin on the term loan is 50 basis points in the case of loans based on the Base Rate and 200 basis points in the case of loans based on the LIBOR rate. Virtually all of the Company's assets, including its interest in the equity securities of its subsidiaries, secure its obligations under the new credit facility. The new credit facility places certain business, financial and operating limitations on the Company relating to, among other things, the incurrence of additional indebtedness, investments, acquisitions, asset sales, mergers, dividends, distributions and repurchases and redemption of capital stock. The new credit facility does permit redemption of the 2006 Notes. The new credit facility also requires that specified financial ratios and balances be maintained. As of December 31, 2002 and 2003, the Company was in compliance with all applicable covenants in its then outstanding credit facility.

5.5% Convertible Subordinated Notes Due 2006

      In April 2001, the Company issued 5.5% Convertible Subordinated Notes due April 2006 (the "2006 Convertible Subordinated Notes") with an aggregate principal amount of $150,000 in a Rule 144A offering. The 2006 Convertible Subordinated Notes are unsecured, rank junior to existing and future Senior Indebtedness, as defined in the indenture governing the notes, and are convertible at any time at the option of the holder into common stock at a conversion price of $38.03 per share. The notes are callable by the Company beginning April 2004 at an early call premium of 102.2%. The proceeds from the sale of the 2006 Convertible Subordinated Notes were used to repay a portion of the outstanding indebtedness and related costs under the Credit Facility.

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

      The Company may redeem all or a portion of the 2022 Floating Rate Convertible Subordinated Notes for cash at any time on or after May 7, 2006. Holders of the 2022 Floating Rate Convertible Subordinated Notes may require the Company to purchase their notes in cash at a price of par plus accrued interest, if any, upon a change in control of the Company, as defined in the indenture, or on any of the following dates: May 1, 2009, May 1, 2012 and May 1, 2017.

      The net proceeds from the sale of the 2022 Floating Rate Convertible Subordinated Notes were used to repay a portion of the outstanding indebtedness under the Company's credit facility.

Wasco Bond

      In December 1999, the Company completed a $13,600 tax-exempt bond financing for its Wasco subsidiary (the "Wasco Bond"). These funds were used for the acquisition, construction, furnishing, equipping and improving of a landfill located in Wasco County, Oregon (the "Landfill Project"). In March 2001, the Company refinanced the Wasco Bond by completing $13,600 of tax-exempt revenue bond financing through the issuance of three bonds (the "2001 Wasco Bonds"). The Company incurred debt extinguishment costs of $144, net of tax, related to this refinancing. The 2001 Wasco Bonds consist of $1,040 of 6.5% term bonds due March 1, 2004, $4,085 of 7.0% term bonds due March 1, 2012 and $8,475 of 7.25% term bonds due March 1, 2021. On an annual basis, the Company is required to remit sinking fund payments to a restricted cash account held by a trustee. The sinking fund requirement in 2002 and 2003 were $325 and $345, respectively. The total future sinking fund requirements are as follows: $370 in 2004, $395 in 2005, $425 in 2006, $455 in 2007, $485 in 2008 and $10,800 thereafter. Until used to repay outstanding principal on the bonds, these sinking fund payments are classified as restricted cash and included in other assets in the accompanying consolidated balance sheet.

California Tax-Exempt Bonds

      In June 1998, the Company completed a $1,800 tax-exempt bond financing for its Madera subsidiary (the "Madera Bond"). These funds were used for specified capital expenditures and improvements, including installation of a landfill gas recovery system. The bonds mature on May 1, 2016 and bear interest at variable rates based on market conditions for California tax-exempt bonds (approximately 1.8% and 1.3% at December 31, 2002 and 2003, respectively). The bonds are backed by a letter of credit issued by Fleet Boston Financial Corporation under the Credit Facility for $1,829.

      In July 1998 and May 1999, Cold Canyon Landfill, Inc. and South County Sanitary Service, Inc., wholly-owned subsidiaries of the Company acquired in 2002, received a total of $9,490 from the issuance of tax-exempt bond financing (the "Cold Canyon and South County Bonds") through the California Pollution Control Financing Authority. These funds were used for specified capital expenditures and improvements. The outstanding balance of the Cold Canyon and South County Bonds was $7,145 at December 31, 2003 with scheduled principal maturities of $1,300 in May 2006 and $5,845 in July 2008. The Cold Canyon and South County Bonds bear interest at variable rates based on market conditions for California tax-exempt bonds (approximately 1.8% and 1.3% at December 31, 2002 and 2003, respectively) and are backed by a letter of credit issued by Fleet Boston Financial Corporation under the Credit Facility for $7,246.

      In June 1999, GreenWaste of Tehama, a wholly-owned subsidiary of the Company acquired in 2003, received a total of $3,435 from the issuance of tax-exempt bond financing (the "Tehama Bonds") through California Pollution Control Financing Authority. These funds were used to finance improvements to and expansion of certain solid waste disposal facilities. The outstanding balance of the Tehama bonds was $2,060 at December 31, 2003. The bond bears interest at variable rates based on market conditions for California tax-exempt bonds (approximately 1.3% at December 31, 2003). On an annual basis, the Company is required to remit sinking fund payments to a restricted cash account held by a trustee. There was not a sinking fund requirement in 2003. The total future sinking fund requirements are as follows: $430 in 2004, $455 in 2005, $475 in 2006, $60 in 2007, $60 in 2008 and $580 thereafter. Until used to repay outstanding principal on the bonds, these sinking fund payments are classified as restricted cash and included in other assets in the accompanying consolidated balance sheet.

                             WASTE CONNECTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


      In August 1997 and October 2001, GreenTeam of San Jose, a wholly-owned subsidiary of the Company acquired in 2003, received a total of $18,040 from the issuance of tax-exempt bond financing (the "San Jose Bonds") through California Pollution Control Financing Authority. These funds are used for specified capital expenditures and improvements. The outstanding balance of the San Jose bonds was $17,965 at December 31, 2003. The bonds bear interest at variable rates based on market conditions for California tax-exempt bonds (approximately 1.3% at December 31, 2003). On an annual basis, the Company is required to remit sinking fund payments to a restricted cash account held by a trustee. There was not a sinking fund requirement in 2003. The total future sinking fund requirements are as follows: $1,960 in 2004, $2,080 in 2005, $2,180 in 2006,
$2,305 in 2007, $2,420 in 2008 and $7,020 thereafter. Until used to repay outstanding principal on the bonds, these sinking fund payments are classified as restricted cash and included in other assets in the accompanying consolidated balance sheet.

      The Company has a total of $28,970 of tax-exempt bonds at December 31, 2003 that mature through 2016 that are remarketed weekly by a remarketing agent to effectively maintain a variable yield. If the remarketing agent is unable to remarket the bonds, then the remarketing agent can put the bonds to the Company. The Company has obtained stand-by letters of credit, issued under its senior secured revolving credit facility, to guarantee repayment of the bonds in this event. The Company classified these borrowings as long-term at December 31, 2003 because the borrowings are supported by stand-by letters of credit issued under the Company's senior secured revolving credit facility which is long-term.

Interest Rate Swaps

      In December 2000, the Company restructured two existing interest rate swap agreements, extending their maturity through December 2003 and removing the embedded option features of the agreements. As of December 31, 2000, the Fleet Boston swap had a notional amount of $125,000 at a fixed rate of 6.17% plus applicable margin and the Union Bank of California swap had a notional amount of $125,000 at a fixed rate of 7.01% plus applicable margin. In March 2001, $110,000 of the notional amount under the Union Bank of California swap was terminated because the Company used the proceeds from its Convertible Subordinated Notes offering to repay $110,000 of the LIBOR note, the cash flows of which this swap was designated to hedge. The Company made a cash payment of $6,337 to terminate the swap in 2001.

      At December 31, 2003, the Company's derivative instruments consisted of two forward-starting interest rate swap agreements, entered into in May 2003. Each interest rate swap agreement has a notional amount of $87,500 and effectively fixes the interest rate on the notional amount at interest rates ranging from 2.67% to 2.68%, plus applicable margin. The effective date of the swap agreements is February 2004 and each swap agreement expires in February 2007. These interest rate swap agreements are effective as cash flow hedges for a portion of the Company's variable rate debt and the Company applies hedge accounting pursuant to SFAS No. 133 to account for these instruments. The notional amounts and all other significant terms of the swap agreements are closely matched to the provisions and terms of the variable rate debt being hedged.

      As of December 31, 2003, aggregate contractual future principal payments by calendar year on long-term debt are due as follows:

      2004                                             $     9,740
      2005                                                   7,395
      2006                                                 157,871
      2007                                                   6,240
      2008                                                  66,720
      Thereafter                                           363,665
                                                       -----------
                                                       $   611,631
                                                       ===========

                             WASTE CONNECTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


9.    COMMITMENTS AND CONTINGENCIES

COMMITMENTS

Leases

      The Company leases its facilities and certain equipment under non-cancelable operating leases for periods ranging from one to ten years. The Company's total rent expense under operating leases during the years ended December 31, 2001, 2002 and 2003 was $2,699, $4,493, and $4,687, respectively.

      As of December 31, 2003, future minimum lease payments under these leases, by calendar year, are as follows:

      2004                                             $     3,980
      2005                                                   3,468
      2006                                                   2,804
      2007                                                   2,391
      2008                                                   2,222
      Thereafter                                            12,191
                                                       -----------
                                                       $    27,056
                                                       ===========

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

      At December 31, 2002 and 2003, the Company had provided customers and various regulatory authorities with surety bonds in the aggregate amount of approximately $36,300 and $54,495, respectively, to secure its landfill closure and post-closure requirements and $27,800 and $37,795, respectively, to secure performance under collection contracts and landfill operating agreements.

      In August 2003, the Company paid $5,300 to acquire a 9.9% interest in a company that, among other activities, issues financial surety bonds to secure landfill closure and post-closure obligations for companies operating in the solid waste industry. The Company accounts for this investment under the cost method of accounting. At December 31, 2003, this investee company had written $17,815 of the Company's financial surety bonds for landfill closure and post-closure obligations. The Company's reimbursement obligations under these bonds are secured by a pledge of its stock in the investee company.

Unconditional Purchase Obligation

      The Company has an unconditional obligation to purchase diesel fuel under a 24 month agreement expiring on December 31, 2005. The total minimum amount of diesel fuel to be purchased under the agreement is $20,526.

CONTINGENCIES

Environmental Risks

      The Company is subject to liability for any environmental damage that its solid waste facilities may cause to neighboring landowners or residents, particularly as a result of the contamination of soil, groundwater or surface water, and especially drinking water, including damage resulting from conditions

                             WASTE CONNECTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


existing prior to the acquisition of such facilities by the Company. The Company may also be subject to liability for any off-site environmental contamination caused by pollutants or hazardous substances whose transportation, treatment or disposal was arranged by the Company or its predecessors. Any substantial liability for environmental damage incurred by the Company could have a material adverse effect on the Company's financial condition, results of operations or cash flows. As of December 31, 2003, the Company is not aware of any significant environmental liabilities.

Legal Proceedings

      The Company owns undeveloped property in Harper County, Kansas where it is seeking permits to construct and operate a municipal solid waste landfill. In 2002, the Company received a special use permit from Harper County for zoning the landfill and in 2003 it received a draft permit from the Kansas Department of Health and Environment to construct and operate the landfill. In July 2003, the District Court of Harper County invalidated the previously issued zoning permit. The Company has appealed the District Court's decision to invalidate the zoning permit. The Kansas Department of Health and Environment has notified the Company that it will not issue a final permit to construct and operate the landfill until the zoning matter is resolved. At December 31, 2003, the Company had $3,900 of capitalized expenditures related to this landfill development project. Based on the advice of counsel, the Company believes that it will prevail in this matter and does not believe that an impairment of the capitalized expenditures exists. If the Company does not prevail on appeal, however, it will be required to expense in a future period the $3,900 of capitalized expenditures, less the recoverable value of the undeveloped property and other amounts recovered, which would likely have a material adverse effect on its reported income for that period.

      The Company is primarily self-insured for automobile liability, general liability and workers' compensation claims. The Company is a party to various claims and suits pending for alleged damages to persons and property and alleged liabilities occurring during the normal operations of the solid waste management business. On October 31, 2003, the Company's subsidiary, Waste Connections of Nebraska, Inc., was named as a defendant in the case of KAREN COLLERAN, CONSERVATOR OF THE ESTATE OF ROBERT ROONEY V. WASTE CONNECTIONS OF NEBRASKA, INC. The plaintiff seeks recovery for damages allegedly suffered by Father Robert Rooney when the bicycle he was riding collided with one of the Company's garbage trucks. The complaint alleges that Father Rooney suffered serious bodily injury, including traumatic brain injury. The plaintiff seeks recovery of past medical expenses of approximately $430 and an unspecified amount for future medical expenses, and home healthcare, past pain and suffering, future pain and suffering, lost income, loss of earning capacity, and permanent injury and disability. The Company's primary defense is that the plaintiff is not entitled to any damages under Nebraska law, where the accident occurred, because the negligence of Father Rooney was equal to or greater than any negligence on the part of the driver, and the Company intends to defend this case vigorously. This case is in the preliminary stages of discovery and the Company has not accrued any potential loss as of December 31, 2003; however, an adverse outcome in this case coupled with a significant award to the plaintiff could have a material adverse effect on the Company's reported income in the period incurred.

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

      In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business. However, as of December 31, 2003 there is no current proceeding or litigation involving the Company that the Company believes will have a material adverse impact on its business, financial condition, results of operations or cash flows.

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

10.   STOCKHOLDERS' EQUITY

Common Stock

      Of the 21,333,212 shares of common stock authorized but unissued as of December 31, 2003, the following shares were reserved for issuance:

      Stock option plans                                    6,537,795
      2006 Convertible Subordinated Notes                   3,944,775
      2022 Floating Rate Convertible Subordinated Notes     3,616,445
      Consultant Incentive Plan                               500,000
      Stock purchase warrants                                 120,333
      Restricted stock plan                                    90,025
                                                           ----------
                                                           14,809,373
                                                           ==========

Restricted Stock

      During 2002, the Company's Board of Directors adopted the 2002 Restricted Stock Plan (the "Restricted Stock Plan") in which selected employees, other than officers and directors, may participate. Restricted stock awards under the Restricted Stock Plan may or may not require a cash payment from a participant to whom an award is made. The awards become free of the stated restrictions over periods determined at the date of the grant, subject to continuing employment, the achievement of particular performance goals and/or the satisfaction of certain vesting provisions applicable to each award of shares. The Board of Directors currently administers the Restricted Stock Plan. The Board of Directors authorizes the grant of any stock awards and determines the employees to whom shares are awarded, number of shares to be awarded, award period and other terms and conditions of the awards. Shares of restricted stock may be forfeited and revert to the Company if a plan participant resigns from Waste Connections and its subsidiaries, is terminated for cause or violates the terms of any noncompetition or nonsolicitation agreements to which that plan participant is bound (if such plan participant has been terminated without cause). A total of 95,000 shares were reserved for issuance under the Restricted Stock Plan. During the years ended December 31, 2002 and 2003, the Company issued 23,003 and 1,300 shares of restricted stock, with grant-date fair values of $35.28 and $36.63 per share, respectively, to selected employees. The total fair value of the issued restricted stock was $812 and $48 for the years ended December 31, 2002 and 2003, respectively, and is being amortized to expense over the three-year restriction period. During 2003, a portion of the restricted stock granted in 2002 became free of restrictions, resulting in the issuance of 4,975 shares of common stock.

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

                             WASTE CONNECTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


      The 1997 Option Plan provides for the reservation of common stock for issuance thereunder equal to 3,500,000 shares. The amount of common stock reserved for issuance under the 1997 Option Plan is decreased for options exercised and increased for previously granted options that have been forfeited or cancelled. As of December 31, 2003, options for 64,006 shares of common stock were available for future grants under the 1997 Option Plan.

      In 2002, the Company's Board of Directors authorized two additional equity-based compensation plans: the 2002 Stock Option Plan and 2002 Senior Management Equity Incentive Plan. A total of 2,500,000 shares of the Company's common stock were reserved for future issuance under the 2002 Stock Option Plan. Participation in the 2002 Stock Option Plan is limited to consultants and employees, other than officers and directors. Options granted under the 2002 Stock Option Plan are nonqualified stock options and have a term of no longer than ten years from the date they are granted. Options generally become exercisable in installments pursuant to a vesting schedule set forth in each option agreement. The Board of Directors authorizes the granting of options and determines the employees and consultants to whom options are to be granted, the number of shares subject to each option, the exercise price, option term, vesting schedule and other terms and conditions of the options. A total of 3,000,000 shares of the Company's common stock were reserved for future issuance under the 2002 Senior Management Equity Incentive Plan. The Company's stockholders approved the 2002 Senior Management Equity Incentive Plan on May 16, 2002. Participation in the 2002 Senior Management Equity Incentive Plan is limited to officers and directors of the Company. Options granted under the 2002 Senior Management Equity Incentive Plan may be either incentive stock options or non-qualified stock options. As of December 31, 2003, options for 965,061 and 1,885,000 shares of common stock were available for future grants under the 2002 Stock Option Plan and 2002 Senior Management Equity Incentive Plan, respectively.

      As of December 31, 2001, 2002, and 2003, a total of 521,396, 690,577, and
940,367 options to purchase common stock were exercisable under all stock option plans, respectively.

      A summary of the Company's stock option activity and related information for the years ended December 31, 2001, 2002 and 2003 is presented below:

                                                                     Weighted
                                                 Number of           Average
                                             Shares (Options)     Exercise Price
                                               ------------        ------------
      Outstanding as of December 31, 2000         1,464,251        $      13.65
      Granted                                     1,050,050               25.26
      Forfeited                                     (55,597)              20.58
      Exercised                                    (556,835)              13.33
                                               ------------
      Outstanding as of December 31, 2001         1,901,869               20.00
      Granted                                     1,530,589               25.91
      Forfeited                                    (112,161)              26.09
      Exercised                                    (616,670)              17.12
                                               ------------
      Outstanding as of December 31, 2002         2,703,627               23.79
      Granted                                     1,643,750               32.70
      Forfeited                                    (113,066)              28.80
      Exercised                                    (610,583)              20.10
                                               ------------
      Outstanding as of December 31, 2003         3,623,728               28.29
                                               ============

                             WASTE CONNECTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


      The following table summarizes information about stock options outstanding as of December 31, 2003:

                                                                       Options
                                  Options Outstanding                Exercisable
                  -------------------------------------------------    --------
                                             Weighted
                                              Average
                                Weighted     Remaining                 Weighted
                                Average     Contractual                Average
                                Exercise       Life                    Exercise
Exercise Price      Shares       Price      (In Years)     Shares       Price
-------------------------------------------------------------------------------
$ 3.50 to  5.00        2,500    $   3.80        6.4             500    $   5.00
$10.25 to 12.00      118,666       11.00        5.3         118,666       11.00
$16.81 to 25.06    1,411,217       24.11        7.6         578,343       23.90
$25.31 to 37.75    2,091,345       32.13        9.0         242,858       31.11
                  ----------                             ----------
                   3,623,728       28.29        8.3         940,367       24.12
                  ==========                             ==========

Stock Purchase Warrants

      In 2002, the Company's Board of Directors authorized the 2002 Consultant Incentive Plan (the "Consultant Incentive Plan"), under which warrants to purchase the Company's common stock may be issued to certain consultants to the Company. Warrants awarded under the Consultant Incentive Plan are subject to a vesting schedule set forth in each warrant agreement. Historically, warrants issued have been fully vested and exercisable at the date of grant. The Board of Directors authorizes the issuance of warrants and determines the consultants to whom warrants are to be issued, the number of shares subject to each warrant, the purchase price, exercise date and period, warrant term and other terms and conditions of the warrants. The Board reserved 500,000 shares of the Company's common stock for future issuance under the Consultant Incentive Plan. The Company issued 400 and 41,600 warrants under the Consultant Incentive Plan during the years ended December 31, 2002 and 2003, respectively.

     The following table summarizes information about warrants outstanding as of December 31, 2002 and 2003:

                                       Issue          Warrants       Exercise       Fair Value     Outstanding at December 31,
                                        Date           Issued          Price        of Warrants      2002              2003
                                   ---------------    --------    --------------    -----------    --------          --------
Warrants issued in connection
     with an acquisition           February 1998       200,000    $         4.00    $       954     73,333            73,333
Warrants issued to third-party
     acquisition consultants       Throughout 2001      11,499    28.28 to 33.45            104     11,429                --
Warrants issued to third-party
     acquisition consultants       Throughout 2002      64,610    26.75 to 37.00            577     64,610            52,400
Warrants issued to employees       Throughout 2003         600    33.66 to 35.00             17         --               600
Warrants issued to third-party
     acquisition consultants       Throughout 2003      41,000    28.45 to 35.77            173         --            41,000
                                                                                                   --------          --------
                                                                                                    149,372           167,333
                                                                                                   ========          ========

     The warrants are exercisable when granted and expire between 2003 and 2008.

     Warrants issued to employees and third-party acquisition consultants are valued using the Black-Scholes pricing model with assumed stock price volatility and risk-free interest rates similar to those used for stock options, and with

                             WASTE CONNECTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


an expected life of 2 years. Warrants issued to third-party acquisition consultants are recorded as an element of the related cost of acquisitions. Warrants issued to employees are charged to expense.

11.  COMPREHENSIVE INCOME

     Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-stockholder sources. The components of other comprehensive income (loss) and related tax effects for the years ended December 31, 2001, 2002 and 2003 are as follows:

                                                                Year Ended December 31, 2001
                                                        ----------------------------------------
                                                           Gross       Tax effect     Net of tax
                                                        ----------     ----------     ----------
     Cumulative effect of accounting change             $   (5,940)    $    2,340     $   (3,600)
     Amounts reclassified into earnings                      9,648         (3,801)         5,847
     Changes in fair value of interest rate swaps          (11,852)         4,670         (7,182)
                                                        ----------     ----------     ----------
                                                        $   (8,144)    $    3,209     $   (4,935)
                                                        ==========     ==========     ==========

                                                                Year Ended December 31, 2002
                                                        ----------------------------------------
                                                           Gross       Tax effect     Net of tax
                                                        ----------     ----------     ----------
     Amounts reclassified into earnings                 $    6,404     $   (2,402)    $    4,002
     Changes in fair value of interest rate swaps           (4,653)         1,590         (3,063)
                                                        ----------     ----------     ----------
                                                        $    1,751     $     (812)    $      939
                                                        ==========     ==========     ==========

                                                                Year Ended December 31, 2003
                                                        ----------------------------------------
                                                           Gross       Tax effect     Net of tax
                                                        ----------     ----------     ----------
     Amounts reclassified into earnings                 $    6,667     $   (2,467)    $    4,200
     Changes in fair value of interest rate swaps              366           (167)           199
                                                        ----------     ----------     ----------
                                                        $    7,033     $   (2,634)    $    4,399
                                                        ==========     ==========     ==========

     In March 2001, the Company determined that the debt, the specific cash flows of which an interest rate swap was designated to hedge, would be repaid prior to its due date as a result of the convertible subordinated debt offering (Note 8); therefore, it was probable that the future variable interest payments under the related debt (the hedged transactions) would not occur and accordingly, unrealized losses of $6,337 in other comprehensive income related to the swap were reclassified into earnings. The interest rate swap was terminated for a cash payment equal to its then fair value of $(6,337).

     The estimated net amount of the existing unrealized gains as of December 31, 2003 (based on the interest rate yield curve at that date) included in accumulated other comprehensive income expected to be reclassified into pre-tax earnings within the next 12 months is $0. The timing of actual amounts reclassified into earnings is dependent on future movements in interest rates.

                             WASTE CONNECTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


12.  INCOME TAXES

     The provision for income taxes before the cumulative effect of the change in accounting principle for the years ended December 31, 2001, 2002 and 2003 consists of the following:

                                                                 Year Ended December 31,
                                                        ----------------------------------------
                                                           2001           2002           2003
                                                        ----------     ----------     ----------
     Current:
           Federal                                      $    6,792     $  21,151      $    8,334
           State                                               578         1,830           1,112
     Deferred:
           Federal                                          12,388         9,293          26,844
           State                                                54           839           1,109
                                                        ----------     ----------     ----------
                                                        $   19,812     $  33,113      $   37,399
                                                        ==========     ==========     ==========

     Significant components of deferred income tax assets and liabilities are as follows as of December 31, 2002 and 2003:

                                                                          2002           2003
                                                                       ----------     ----------
     Deferred income tax assets:
           Accounts receivable reserves                                $      951     $      963
           Accrued expenses                                                   934          1,305
           State taxes                                                        102             --
           Net operating losses from acquired subsidiaries                     --          4,436
           Other                                                              837          1,294
                                                                       ----------     ----------
     Total deferred income tax assets:                                      2,824          7,998
                                                                       ----------     ----------
     Deferred income tax liabilities:
           Net asset basis difference in
              non-taxable acquisitions                                    (59,454)       (61,332)
           Amortization                                                    (9,393)       (24,462)
           Depreciation                                                   (26,336)       (37,000)
           Other liabilities                                                  (33)        (1,706)
           Prepaid expenses                                                (2,151)        (3,660)
                                                                       ----------     ----------
     Total deferred income tax liabilities                                (97,367)      (128,160)
                                                                       ----------     ----------
     Net deferred income tax liability                                 $  (94,543)    $ (120,162)
                                                                       ==========     ==========

     During the years ended December 31, 2002 and 2003, the Company reduced its taxes payable by $3,572 and $3,078, respectively, as a result of the exercise of non-qualified stock options and the disqualifying disposition of incentive stock options. These amounts were recorded in additional paid-in capital.

                             WASTE CONNECTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


     The differences between the Company's provision for income taxes as presented in the accompanying statements of operations and benefit for income taxes computed at the federal statutory rate consist of the items shown in the following table as a percentage of pre-tax income:

                                                                 Year Ended December 31,
                                                        ----------------------------------------
                                                           2001           2002           2003
                                                        ----------     ----------     ----------
     Income tax provision at the statutory rate               35.0%          35.0%          35.0%
     State taxes, net of federal benefit                       2.0            2.2            1.1
     Goodwill amortization                                     1.5             --             --
     Other                                                     0.9            0.2            0.2
                                                        ----------     ----------     ----------
                                                              39.4%          37.4%          36.3%
                                                        ==========     ==========     ==========

     At December 31, 2003, the Company had approximately $12,000 of federal and state net operating loss ("NOL") carryforwards. The federal and state NOL carryforwards have expiration dates through the year 2022. While we expect to realize the deferred tax assets, changes in estimates of future taxable income or in tax laws may alter this expectation.

13.  NET INCOME PER SHARE INFORMATION

     The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income per share for the years ended December 31, 2001, 2002 and 2003:

                                                                      Year Ended December 31,
                                                            --------------------------------------------
                                                                2001            2002            2003
                                                            ------------    ------------    ------------
     Numerator:
           Net income for basic earnings per share          $     30,528    $     55,466    $     65,596
           Interest expense on 2006 Convertible
             Subordinated Notes, net of tax effects                   --           5,852           5,902
                                                            ------------    ------------    ------------
           Net income for diluted earnings per share        $     30,528    $     61,318    $     71,498
                                                            ------------    ------------    ------------
     Denominator:
           Basic shares outstanding                           27,069,685      27,750,642      28,327,296
           Dilutive effect of 2006 Convertible
             Subordinated Notes                                       --       3,944,775       3,944,775
           Dilutive effect of stock options and warrants         605,954         628,954         595,888
           Dilutive effect of restricted stock                        --           1,253           3,693
                                                            ------------    ------------    ------------
           Diluted shares outstanding                         27,675,639      32,325,624      32,871,652
                                                            ============    ============    ============

     The Company's 2006 Convertible Subordinated Notes are convertible at any time at the option of the holders into a total of 3,944,775 shares of common stock. These shares have not been included in the computation of diluted net income per share for the year ended December 31, 2001 because to have done so would have been antidilutive. The Company's 2022 Floating Rate Convertible Subordinated Notes are convertible into 3,616,445 shares of common stock in accordance with the provisions listed in Note 8 to these financial statements. These shares have not been included in the computation of diluted net income per share for the year ended December 31, 2002 and 2003 because none of the provisions that would result in conversion of the notes into common stock occurred during 2002 and 2003.

                             WASTE CONNECTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


     Additionally, as of December 31, 2002 and 2003, the following stock options and warrants were not included in the computation of diluted net income per share because to do so would have been antidilutive:

                                    December 31, 2002               December 31, 2003
                              ----------------------------    ----------------------------
                              Number of       Exercise        Number of       Exercise
                               Shares       Price Range        Shares       Price Range
                              ---------   ----------------    ---------   ----------------
     Outstanding options        122,250   $33.06 to $37.75       45,250   $34.87 to $37.75
     Outstanding warrants        24,650   $33.30 to $37.00        2,700   $35.00 to $37.00
                              ---------                       ---------
                                146,900                          47,950
                              =========                       =========

14.  EMPLOYEE BENEFIT PLANS

     WCI has a voluntary savings and investment plan (the "WCI 401(k) Plan"). The WCI 401(k) Plan is available to all eligible, non-union employees of WCI. Under the WCI 401(k) Plan, WCI's contributions were 40% of the first 5% of the employee's contributions at December 31, 2002 and were 50% of the first 5% of the employee's contributions at December 31, 2003. The Murrey Companies have a voluntary savings and investment plan (the "Murrey 401(k) Plan"). The Murrey 401(k) Plan is available to all eligible, non-union employees of the Murrey Companies. Under the Murrey 401(k) Plan, the Murrey Companies' contributions are at the discretion of management. During the years ended December 31, 2001, 2002 and 2003, the total 401(k) plan expense for the WCI and Murrey 401(k) plans was approximately $1,132, $1,477, and $1,942, respectively.

15.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table summarizes the unaudited consolidated quarterly results of operations as reported for 2002 and 2003:

                                               First      Second       Third      Fourth
                                              Quarter     Quarter     Quarter     Quarter
                                              --------    --------    --------    --------
     Revenues:
            2002 as reported                  $105,742    $128,091    $133,487    $131,341
     Gross profit:
            2002 (reflecting SFAS No. 143
            reclassification as more fully
            described in Note 1)                46,427      55,917      58,020      56,111
     Net income:
            2002 as reported                    12,171      14,342      15,193      13,760
     Basic income per common share:
            2002 as reported                      0.44        0.52        0.55        0.49
     Diluted income per common share:
            2002 as reported                      0.43        0.49        0.51        0.47

                             WASTE CONNECTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)




                                               First      Second       Third      Fourth
                                              Quarter     Quarter     Quarter     Quarter
                                              --------    --------    --------    --------
     Revenues:
            2003 as reported                   128,454     138,883     146,178     149,994
     Gross profit:
            2003 as reported                    56,633      61,456      63,771      64,808
     Income before cumulative effect of
            change in accounting principle:
            2003 as reported                    14,413      16,639      16,972      17,290
     Cumulative effect of change in
            accounting principle, net of tax:
            2003 as reported                       282          --          --          --
     Net income:
            2003 as reported                    14,695      16,639      16,972      17,290
     Basic income per common share before
            effect of change in accounting
            principle:
            2003 as reported                      0.51        0.59        0.60        0.61
     Net income per common share:
            2003 as reported                      0.52        0.59        0.60        0.61
     Diluted income per common share
     Before effect of change in accounting
            principle:
            2003 as reported                      0.49        0.55        0.56        0.57
     Net income per common share:
            2003 as reported                      0.50        0.55        0.56        0.57


16.  SUBSEQUENT EVENTS

     On March 2, 2004, the Company refinanced the term loan portion of its credit facility in order to reduce the effective borrowing cost. The applicable margin on the senior secured term loan was reduced by 25 basis points; all other terms remained consistent. In addition, the Company increased the amount outstanding under the senior secured term loan from $175,000 to $200,000, resulting in an increase in the size of the facility to $600,000.

     On March 3, 2004, the Company announced that on April 15, 2004, it intends to redeem in full the Company's 5.5% Convertible Subordinated Notes due 2006. Holders may convert their notes into shares of Waste Connections' common stock at a price of $38.03 per share or they may have their notes redeemed at a total redemption price of $1.0495 per $1 principal amount of notes, consisting of a redemption price of $1.022 plus accrued interest of $0.0275.

                             WASTE CONNECTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Except as set forth above in Part I under "Executive Officers" and in the paragraph below, the information required by Item 10 has been omitted from this report, and is incorporated by reference to the caption "Election of Directors" in our definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, which we will file with the Commission pursuant to Regulation 14A within 120 days after the end of our 2003 fiscal year.

     We have adopted a Code of Conduct and Ethics that applies to our officers (including our principal executive officer, principal financial officer, principal accounting officer, controller, and all other officers), directors and employees. We have also adopted Corporate Governance Guidelines to promote the effective functioning of our Board of Directors and its Committees, to promote the interests of stockholders and to ensure a common set of expectations concerning how the Board, its Committees and Management should perform their respective functions. Our Code of Conduct and Ethics and our Corporate Governance Guidelines are available on our website at http://wasteconnections.com as are the charters of our Board's Audit, Nominating and Corporate Governance and Compensation Committees. Information on the website is not part of this report. If we grant any waiver from our Code of Conduct and Ethics with respect to the conduct of executive officers or directors, we will publicly disclose such waiver to our stockholders as required by applicable law.

     Stockholders may also obtain copies of the Corporate Governance documents discussed above by contacting the Secretary of Waste Connections at the address or phone number listed on the cover page of this Annual Report.

ITEMS 11, 12, 13 and 14.

     The information required by Items 11 through 14 of Part III has been omitted from this report, and is incorporated by reference to the captions "Executive Compensation," "Principal Stockholders," "Certain Relationships and Related Transactions" and "Principal Accounting Fees and Services" in our definitive Proxy Statement for the 2004 Annual Meeting of Stockholders.



PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

     (a) See Index to Financial Statements on page 40. The following Financial Statement Schedule is filed herewith on page 77 and made a part of this Report:

Schedule II -- Valuation and Qualifying Accounts

     All other schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     (b) Reports on Form 8-K

     On October 23, 2003, we filed a report on Form 8-K reporting our third quarter earnings in the form of a press release.

     On October 23, 2003, we filed a report on Form 8-K reporting the closing of an agreement for $575 million in senior secured credit facilities comprised of a $400 million senior secured five-year revolving credit facility and a $175 million senior secured seven-year term loan.

     (c) See Exhibit Index immediately following signature pages.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Waste Connections, Inc.

                             By: /s/ Ronald J. Mittelstaedt
                                 -----------------------------------------------
                                 Ronald J. Mittelstaedt
                                 President, Chief Executive Officer and Chairman

Date: March 12, 2004



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

SIGNATURE                         TITLE                                                    DATE
---------                         -----                                                    ----


/s/  Ronald J. Mittelstaedt       President, Chief Executive Officer and Chairman          March 12, 2004
---------------------------       (principal executive officer)
     Ronald J. Mittelstaedt


/s/  Steven F. Bouck              Executive Vice President and Chief Financial Officer     March 12, 2004
---------------------------       (principal financial officer)
     Steven F. Bouck


/s/  David G. Eddie               Vice President - Corporate Controller                    March 12, 2004
---------------------------       (principal accounting officer)
     David G. Eddie


/s/  Eugene V. Dupreau            Director and Regional Vice President - Western Region    March 12, 2004
---------------------------
     Eugene V. Dupreau


/s/  Michael W. Harlan            Director                                                 March 12, 2004
---------------------------
     Michael W. Harlan


/s/  William J. Razzouk           Director                                                 March 12, 2004
---------------------------
     William J. Razzouk


/s/  Robert H. Davis              Director                                                 March 12, 2004
---------------------------
     Robert H. Davis

WASTE CONNECTIONS, INC.

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2001, 2002 and 2003
(in thousands)



                                                             Additions
                                                       --------------------   Deductions
                                          Balance at  Charged to   Charged   (Write-offs,  Balance
                                          Beginning    Costs and   to Other     Net of     at End
Description                                of Year     Expenses    Accounts  Collections)  of Year
-----------                                --------    --------    --------    --------    --------
     Deducted from asset accounts:
       Allowance for doubtful accounts:
          Year ended December 31, 2001     $  1,899    $  1,922    $     --    $ (1,654)   $  2,167
          Year ended December 31, 2002        2,167       2,809          --      (2,467)      2,509
          Year ended December 31, 2003        2,509       2,792          --      (2,731)      2,570

EXHIBIT INDEX


EXHIBIT
NUMBER           DESCRIPTION OF EXHIBITS
-------          -----------------------
 3.1 (a)         Amended and Restated Certificate of Incorporation of the
                 Registrant, in effect as of the date hereof

 3.2 (a) Amended and Restated By-Laws of the Registrant, in effect as of the date hereof

 4.1 (a)         Form of Common Stock Certificate

 4.2 (h) Form of Note for the Registrant's 5.5% Convertible Subordinated Notes due April 15, 2006

 4.3 (h) (+)     Indenture between the Registrant, as Issuer, and State Street
                 Bank and Trust Company, as Trustee, dated as of April 4, 2001

 4.4 (h) (+)     Purchase Agreement between the Registrant and Merrill Lynch,
                 Pierce, Fenner & Smith Incorporated, dated March 30, 2001

 4.5 (h) (+)     Registration Rights Agreement between the Registrant and
                 Merrill Lynch, Pierce, Fenner & Smith Incorporated, dated as of
                 April 4, 2001

 4.6 (i) Form of Note for the Registrant's Floating Rate Convertible Subordinated Notes Due 2022

 4.7 (i) (+)     Indenture between the Registrant, as Issuer, and State Street
                 Bank and Trust Company of California, N.A., as Trustee, dated as of April 30, 2002

 4.8 (i) (+)     Purchase Agreement between the Registrant and Deutsche Bank
                 Securities Inc., dated April 26, 2002

 4.9 (i) (+)     Registration Rights Agreement between the Registrant and
                 Deutsche Bank Securities Inc., dated as of April 30, 2002

10.1 (d)         Second Amended and Restated 1997 Stock Option Plan

10.2 (a)         Form of Option Agreement

10.3 (a)         Form of Warrant Agreement

10.4 (a)         Form of Stock Purchase Agreement dated as of September 30, 1997

10.5 (c) Form of Third Amended and Restated Investors' Rights Agreement, dated as of December 31, 1998

10.6 (f) First Amended and Restated Employment Agreement between the Registrant and Ronald J. Mittelstaedt, dated as of June 1, 2000

10.7 (e) Second Amended Employment Agreement between the Registrant and Darrell Chambliss, dated as of June 1, 2000

10.8 (e) Second Amended Employment Agreement between the Registrant and Michael Foos, dated as of June 1, 2000

10.9 (a) Employment Agreement between the Registrant and Steven Bouck, dated as of February 1, 1998

10.10 (a)        Employment Agreement between the Registrant and Eugene V.
                 Dupreau, dated as of February 23, 1998

10.11 (a)        Form of Indemnification Agreement entered into by the
                 Registrant and each of its directors and officers

10.12 (b) (+)    Loan Agreement, dated as of June 1, 1998, between Madera
                 Disposal Systems, Inc. and the California Pollution Control
                 Financing Authority

EXHIBIT
NUMBER           DESCRIPTION OF EXHIBITS
-------          -----------------------
10.13 (b)        Employment Agreement between the Registrant and David M. Hall, dated as of July 8, 1998

10.14 (g)        Employment Agreement between the Registrant and James M.
                 Little, dated as of September 13, 1999

10.15 (g)        Employment Agreement between the Registrant and Jerri L. Hunt, dated as of October 25, 1999

10.16 (j)        Employment Agreement between the Registrant and Kenneth O.
                 Rose, dated as of May 1, 2002

10.17 (j)        Employment Agreement between the Registrant and Robert D.
                 Evans, dated as of May 10, 2002

10.18 (k)        2002 Senior Management Equity Incentive Plan

10.19 (k)        2002 Stock Option Plan

10.20 (l)        2002 Restricted Stock Plan

10.21 (m)         Consultant Incentive Plan

10.22 (n)        Employment Agreement between the Registrant and David G. Eddie, dated as of May 15, 2001

10.23 (n)        Employment Agreement between the Registrant and Worthing F.
                 Jackman, dated as of April 11, 2003

10.24 (o)        Amended and Restated Revolving Credit and Term Loan Agreement
                 dated as of October 22, 2003

10.25 Refinancing Facility Amendment to Amended and Restated Revolving Credit and Term Loan Agreement dated as of March 2, 2004

12.1 Statement regarding computation of ratio of earnings to fixed charges

21.1             Subsidiaries of the Registrant

23.1             Consent of Ernst & Young LLP, Independent Auditors

24 Power of Attorney. Reference is made to the signature page of this Form 10-K.

31.1             Certification of President and Chief Executive Officer

31.2             Certification of Chief Financial Officer

32               Certificate of Chief Executive Officer and Chief Financial
                 Officer

99.1 Proxy Statement for the Registrant's 2004 Annual Stockholders Meeting scheduled to be held May 29, 2004. (To be filed with the Commission prior to 120 days after December 31, 2003, and incorporated by reference herein to the extent indicated in
                 Part III to this Form 10-K.)

(a) Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-1, Registration No. 333-48029.

(b) Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-4, Registration No. 333-59199.

(c) Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-4, Registration No. 333-65615.

(d) Incorporated by reference to the exhibit filed with the Registrant's Form S-8, Registration No. 333-42096.

(e) Incorporated by reference to the exhibit filed with the Registrant's Form 10-Q filed on November 14, 2000.

(f) Incorporated by reference to the exhibit filed with the Registrant's Form 10-Q filed on August 7, 2000.

(g) Incorporated by reference to the exhibit filed with the Registrant's Form 10-K filed on March 13, 2000.

(h) Incorporated by reference to the exhibit filed with the Registrant's Form S-3 filed on June 5, 2001.

(i) Incorporated by reference to the exhibit filed with the Registrant's Form S-3 filed on July 29, 2002.

(j) Incorporated by reference to the exhibit filed with the Registrant's Form 10-Q filed on August 13, 2002.

(k) Incorporated by reference to the exhibit filed with the Registrant's Form S-8 filed on February 21, 2002.

(l) Incorporated by reference to the exhibit filed with the Registrant's Form S-8 filed on June 19, 2002.

(m) Incorporated by reference to the exhibit filed with the Registrant's Form S-8 filed on January 8, 2003.

(n) Incorporated by reference to the exhibit filed with the Registrant's Form 10-Q filed on August 13, 2003.

(o) Incorporated by reference to the exhibit filed with the Registrant's Form 8-K filed on October 23, 2003.

(+) Filed without exhibits and schedules (to be provided supplementally on request of the Commission).