Form 10-Q
period 2003-12-31
WASTE CONNECTIONS INC/DE
filed 2004-04-22
CIK 1057058

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


     (Mark One)

        |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                       OR

        |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO _________

                         COMMISSION FILE NUMBER 0-23981


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

                                 (916) 608-8200
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

             As of April 15, 2004: 29,089,514 shares of common stock
================================================================================

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                1

         Condensed Consolidated Balance Sheets - December 31,
           2003 and March 31, 2004                                           1

         Condensed Consolidated Statements of Income for the
           three months ended March 31, 2003 and 2004                        2

         Condensed Consolidated Statements of Cash Flows for
           the three months ended March 31, 2003 and 2004                    3

         Notes to Condensed Consolidated Financial Statements                4

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         18

Item 4.  Controls and Procedures                                            19


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  20

Item 6.  Exhibits and Reports on Form 8-K                                   20


Signatures                                                                  24

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                             Waste Connections, Inc.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
               (In thousands, except share and per share amounts)

                                                                        December 31,           March 31,
ASSETS                                                                      2003                  2004
                                                                        -----------           -----------
Current assets:
  Cash and equivalents                                                  $     5,276           $     4,911
  Accounts receivable, less allowance for doubtful
    accounts of $2,570 and $2,440 at December 31, 2003
    and March 31, 2004, respectively                                         72,474                70,049
  Prepaid expenses and other current assets                                  11,270                10,719
                                                                        -----------           -----------
    Total current assets                                                     89,020                85,679

Property and equipment, net                                                 613,225               620,257
Goodwill, net                                                               590,054               599,713
Intangible assets, net                                                       64,784                69,012
Restricted cash                                                              17,734                16,537
Other assets, net                                                            21,135                20,418
                                                                        -----------           -----------
                                                                        $ 1,395,952           $ 1,411,616
                                                                        ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                      $    38,682           $    37,320
  Accrued liabilities                                                        31,920                35,866
  Deferred revenue                                                           23,738                25,329
  Current portion of long-term debt and notes payable                         9,740                 9,674
                                                                        -----------           -----------
    Total current liabilities                                               104,080               108,189

Long-term debt and notes payable                                            601,891               580,770
Other long-term liabilities                                                   8,400                 8,752
Deferred income taxes                                                       120,162               125,800
                                                                        -----------           -----------
    Total liabilities                                                       834,533               823,511

Commitments and contingencies
Minority interests                                                           23,925                23,617

Stockholders' equity:
Preferred stock: $0.01 par value; 7,500,000 shares authorized;
  none issued and outstanding                                                  --                    --

Common stock: $0.01 par value; 50,000,000 shares authorized;
  28,666,788 and 29,086,180 shares issued and outstanding at
  December 31, 2003 and March 31, 2004, respectively                            287                   291
Additional paid-in capital                                                  348,146               362,818
Deferred stock compensation                                                    (436)               (2,468)
Retained earnings                                                           189,094               205,296
Accumulated other comprehensive income (loss)                                   403                (1,449)
                                                                        -----------           -----------
    Total stockholders' equity                                              537,494               564,488
                                                                        -----------           -----------
                                                                        $ 1,395,952           $ 1,411,616
                                                                        ===========           ===========

                            See accompanying notes.

                             Waste Connections, Inc.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
               (In thousands, except share and per share amounts)

                                                                           Three months ended
                                                                                March 31,
                                                                     ------------------------------
                                                                         2003              2004
                                                                     ------------      ------------
Revenues                                                             $    128,454      $    149,258
Operating expenses:
  Cost of operations                                                       71,821            85,063
  Selling, general and administrative                                      12,881            15,595
  Depreciation and amortization                                            10,580            13,443
                                                                     ------------      ------------
Operating income                                                           33,172            35,157

Interest expense                                                           (8,050)           (6,823)
Other income                                                                   38                76
                                                                     ------------      ------------
Income before income tax provision and minority interests                  25,160            28,410

Minority interests                                                         (2,282)           (2,631)
                                                                     ------------      ------------
Income before income tax provision                                         22,878            25,779

Income tax provision                                                       (8,465)           (9,577)
                                                                     ------------      ------------

Income before cumulative effect of change in accounting
  principle                                                                14,413            16,202

Cumulative effect of change in accounting principle, net of
  tax expense of $166                                                         282              --
                                                                     ------------      ------------

Net income                                                           $     14,695      $     16,202
                                                                     ============      ============

Basic earnings per common share:
  Income before cumulative effect of change in accounting
    principle                                                        $       0.51      $       0.56
  Cumulative effect of change in accounting principle                         .01              --
                                                                     ------------      ------------
  Net income per common share                                        $       0.52      $       0.56
                                                                     ============      ============

Diluted earnings per common share:
  Income before cumulative effect of change in accounting
    principle                                                        $       0.49      $       0.53
  Cumulative effect of change in accounting principle                         .01              --
                                                                     ------------      ------------
  Net income per common share                                        $       0.50      $       0.53
                                                                     ============      ============

Shares used in the per share calculations:
  Basic                                                                28,080,260        28,856,746
                                                                     ============      ============
  Diluted                                                              32,656,498        33,456,468
                                                                     ============      ============

                             See accompanying notes.

                             Waste Connections, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                 Three months ended
                                                                                      March 31,
                                                                             --------------------------
                                                                                2003            2004
                                                                             ----------      ----------
Cash flows from operating activities:
Net income                                                                   $   14,695      $   16,202
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Gain on disposal of assets                                                      (67)            (38)
    Depreciation                                                                 10,235          12,828
    Amortization of intangibles                                                     345             615
    Deferred income taxes                                                         4,232           5,495
    Minority interests                                                            2,282           2,631
    Cumulative effect of change in accounting principle                            (448)           --
    Amortization of debt issuance costs                                             591             625
    Stock-based compensation                                                         55             200
    Interest income on restricted cash                                              (24)            (70)
    Closure and post-closure accretion                                              107             103
    Net change in operating assets and liabilities, net of acquisitions           4,167           9,298
                                                                             ----------      ----------
Net cash provided by operating activities                                        36,170          47,889
                                                                             ----------      ----------

Cash flows from investing activities:
    Payments for acquisitions, net of cash acquired                              (3,573)         (6,081)
    Capital expenditures for property and equipment                             (11,841)        (15,628)
    Proceeds from disposal of assets                                                 89             184
    Net change in other assets                                                   (1,186)          1,326
                                                                             ----------      ----------
Net cash used in investing activities                                           (16,511)        (20,199)
                                                                             ----------      ----------

Cash flows from financing activities:
    Proceeds from long-term debt                                                 11,500          21,500
    Principal payments on notes payable and long-term debt                      (30,344)        (56,963)
    Distributions to minority interest holders                                   (2,156)         (2,940)
    Proceeds from option and warrant exercises                                    2,086          10,585
    Debt issuance costs                                                              (7)           (237)
                                                                             ----------      ----------
Net cash used in financing activities                                           (18,921)        (28,055)
                                                                             ----------      ----------

Net increase (decrease) in cash and equivalents                                     738            (365)
Cash and equivalents at beginning of period                                       4,067           5,276
                                                                             ----------      ----------
Cash and equivalents at end of period                                        $    4,805      $    4,911
                                                                             ==========      ==========

Non-cash financing activity:
Liabilities assumed and notes payable issued to sellers                      $     --        $   14,105


                             See accompanying notes.

                             WASTE CONNECTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
       (Dollars in thousands, except share, per share and per ton amounts)


1. BASIS OF PRESENTATION AND SUMMARY

The accompanying condensed consolidated financial statements relate to Waste Connections, Inc. and its subsidiaries (the "Company") as of March 31, 2004 and for the three month periods ended March 31, 2003 and 2004. The consolidated financial statements of the Company include the accounts of Waste Connections, Inc. and its wholly-owned and majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Operating results for the three month periods ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The Company's consolidated balance sheet as of March 31, 2004, the consolidated statements of income for the three months ended March 31, 2003 and 2004, and the consolidated statements of cash flows for the three months ended March 31, 2003 and 2004 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented. The consolidated financial statements presented herein should be read in conjunction with the Company's 2003 annual report on Form 10-K.


2. ADOPTION OF NEW ACCOUNTING STANDARDS

FIN 46

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46") which was subsequently amended in December 2003. FIN 46 requires that unconsolidated variable interest entities be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity's expected losses or residual benefits. FIN 46 applies to variable interest entities created after January 31, 2003 and to existing variable interest entities beginning after June 15, 2003. The Company fully adopted FIN 46 on March 31, 2004 and this adoption did not have a material impact on the Company's financial statements.


3. STOCK-BASED COMPENSATION

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

The following table summarizes the Company's pro forma net income and pro forma basic and diluted earnings per share for the three months ended March 31, 2003 and 2004:

                                                          Three Months Ended
                                                              March 31,
                                                         --------------------
                                                           2003        2004
                                                         --------    --------
     Net income, as reported                             $ 14,695    $ 16,202
     Add: stock-based employee compensation
        expense included in reported net income, net
        of related tax effects                                 35         126
     Deduct: total stock-based employee
        compensation expense determined under fair
        value method for all awards, net of
        related tax effects                                (1,614)     (2,237)
                                                         --------    --------
     Pro forma net income                                $ 13,116    $ 14,091
                                                         ========    ========

     Earnings per share:
        Basic - as reported                               $  0.52     $  0.56
        Basic - pro forma                                 $  0.47     $  0.49

        Diluted - as reported                             $  0.50     $  0.53
        Diluted - pro forma                               $  0.45     $  0.47


4. LANDFILL ACCOUNTING

At March 31, 2004, the Company owned 21 landfills, and operated, but did not own, five landfills under life-of-site operating contracts and nine landfills under operating contracts with finite terms. The Company also owns one Subtitle D landfill site that is permitted for operation, but not constructed as of March 31, 2004. The Company's landfills have site costs with a net book value of $385,503 at March 31, 2004. With the exception of two owned landfills that only accept construction and demolition waste, all landfills that the Company owns or operates are Subtitle D landfills. For the Company's nine landfills operated under contracts with finite terms, the owner of the property, generally a municipality, usually owns the permit and is generally responsible for closure and post-closure obligations. The Company is responsible for all closure and post-closure liabilities for four of the five operating landfills that it operates under life-of-site operating contracts.

Many of the Company's existing landfills have the potential for expanded disposal capacity beyond the amount currently permitted. The Company's internal and third-party engineers perform surveys at least annually to estimate the disposal capacity at its landfills. The Company's landfill depletion rates are based on the remaining disposal capacity, considering both permitted and deemed permitted airspace, at its owned landfills and landfills operated under life-of-site operating contracts. Deemed permitted airspace consists of additional disposal capacity being pursued through means of an expansion. Deemed permitted airspace that meets certain internal criteria is included in the estimate of total landfill airspace. The Company's internal criteria to determine when deemed permitted airspace may be included as disposal capacity are as follows:

(1) The land where the expansion is being sought is contiguous to the current disposal site, and the Company either owns it or the property is under option, purchase, operating or other agreements;

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

The Company is currently seeking to expand permitted capacity at seven of its owned landfills and four landfills that it operates under life-of-site operating contracts, and considers the achievement of these expansions to be probable. Although the Company cannot be certain that all future expansions will be permitted as designed, the average remaining life, when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume, of the Company's owned landfills and landfills operated under life-of-site operating contracts is 61 years, with lives ranging from 3 to 263 years.

The Company uses the units-of-production method to calculate the depletion rate at the landfills it owns and the landfills it operates under life-of-site operating contracts. This methodology divides the costs associated with acquiring, permitting and developing the entire landfill by the total remaining disposal capacity of that landfill. The resulting per unit depletion rate is applied to each ton of waste disposed at the landfill and is recorded as expense for that period. During the three months ended March 31, 2003 and 2004, the Company expensed approximately $2,882 and $3,683, respectively, or an average of $2.30 and $2.46 per ton consumed, respectively, related to landfill depletion.

The Company reserves for closure and post-closure maintenance obligations at the landfills it owns and certain landfills it operates under life-of-site operating contracts. Final capping costs are included in the calculation of closure and post-closure liabilities. The Company calculates the net present value of its closure and post-closure commitments recorded in 2004 assuming a 2.5% inflation rate and a 7.5% discount rate. The resulting closure and post-closure obligation is recorded on the balance sheet as an addition to site costs and amortized to depletion expense as the landfill's airspace is consumed. During the three months ended March 31, 2003 and 2004, the Company expensed approximately $107 and $103, respectively, or an average of $0.09 and $0.07 per ton consumed, respectively, related to closure and post-closure accretion expense.

The following is a reconciliation of the Company's closure and post-closure liability balance from December 31, 2003 to March 31, 2004:

       Closure and post-closure liability at December 31, 2003       $ 5,479
       Changes resulting from adjustments to the timing or
         amount of undiscounted cash flows                              (880)
       Liabilities incurred                                              106
       Accretion expense                                                 103
                                                                    ---------
       Closure and post-closure liability at March 31, 2004         $  4,808
                                                                    =========

At March 31, 2004, $11,730 of the Company's restricted cash balance was for purposes of settling future closure and post-closure liabilities.


5. ACQUISITIONS

During the three months ended March 31, 2004, the Company acquired three non-hazardous solid waste collection businesses. Aggregate consideration for the acquisitions consisted of $4,226 in cash (net of cash acquired) $3,096 in notes payable to sellers, and the assumption of debt totaling $11,179.

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

As of March 31, 2004, the Company had six acquisitions for which purchase price allocations were preliminary, mainly as a result of pending working capital valuations. The Company believes the potential changes to its preliminary purchase price allocations will not have a material impact on its financial condition, results of operations or cash flows.

A summary of the preliminary purchase price allocations for the acquisitions consummated in the three months ended March 31, 2004 is as follows:

Acquired assets:
     Accounts receivable                                    $      491
     Prepaid expenses and other current assets                      42
     Property and equipment                                      5,151
     Goodwill                                                    9,659
     Long-term franchise agreements and contracts                4,514
     Other intangibles                                             259
     Non-competition agreements                                     70
Assumed liabilities:
     Accounts payable                                             (982)
     Accrued liabilities                                          (560)
     Deferred taxes                                               (143)
     Debt and other liabilities assumed                        (14,275)
                                                            ----------
                                                            $    4,226
                                                            ----------

During the three months ended March 31, 2004, the Company paid $1,855 of acquisition-related liabilities accrued at December 31, 2003.

The three acquisitions acquired in the three months ended March 31, 2004 were not significant to our results of operations.

Goodwill and long-term franchise agreements and contracts acquired in the three months ended March 31, 2004 totaling $9,659 and $4,514, respectively, are expected to be deductible for tax purposes.


6. INTANGIBLE ASSETS

Intangible assets, exclusive of goodwill, consist of the following as of March 31, 2004:

                                           Gross Carrying   Accumulated  Net Carrying
                                                Amount     Amortization     Amount
                                                ------     ------------     ------
Amortizable intangible assets:
  Long-term franchise agreements
     and contracts                           $    51,325   $    (2,410)   $   48,915
  Non-competition agreements                       4,056        (2,698)        1,358
  Other, net                                       2,674          (970)        1,704
                                             -----------   -----------    ----------
                                                  58,055        (6,078)       51,977
Nonamortized intangible assets:
  Indefinite-lived intangible assets              17,035           --         17,035
                                             -----------   -----------    ----------
Intangible assets, exclusive of goodwill     $    75,090   $    (6,078)   $   69,012
                                             ===========   ===========    ==========

The weighted-average amortization periods for long-term franchise agreements, non-competition agreements and other intangibles acquired during the three months ended March 31, 2004 are 21.4 years, 5 years and 10 years, respectively.

Estimated future amortization expense of amortizable intangible assets for the next five years is as follows:

For the year ended December 31, 2004              $ 2,440
For the year ended December 31, 2005                2,322
For the year ended December 31, 2006                2,131
For the year ended December 31, 2007                1,879
For the year ended December 31, 2008                1,711


7. LONG-TERM DEBT

In March 2004, the Company entered into two interest rate swap agreements. Each interest rate swap agreement has a notional amount of $37,500, a three-year term, and effectively fixes the interest rate on the notional amount at an interest rate of 2.25%, plus applicable margin. These interest rate swap agreements are effective as cash flow hedges for a portion of the Company's variable rate debt and the Company applies hedge accounting pursuant to SFAS No. 133 to account for these instruments. The notional amounts and all other significant terms of the swap agreements are closely matched to the provisions and terms of the variable rate debt being hedged.

In March 2004, the Company refinanced the senior secured term loan portion of its credit facility in order to reduce the effective borrowing cost. The applicable margin on the senior secured term loan was reduced by 25 basis points; all other terms remained consistent. In addition, the Company increased the amount outstanding under the senior secured term loan from $175,000 to $200,000, resulting in an increase in the size of the credit facility to $600,000.

In April 2004, the Company announced that it had completed the redemption of its $150,000 aggregate principal amount, 5.5% Convertible Subordinated Notes due 2006. Holders of the notes chose to convert a total of $123,648 principal amount of the notes into 3,251,312 shares of Waste Connections common stock at a price of $38.03 per share, or approximately 26.295 shares per $1 principal amount of notes, plus cash in lieu of fractional shares. Waste Connections redeemed the balance of $26,352 principal amount of the notes by proceeds from our credit facility at a redemption price of $1.022 per $1 principal amount of the notes. All holders of the notes also received accrued interest of $0.0275 per $1 principal amount of notes. As a result of the redemption, the Company expects to recognize an estimated $1,478 of pre-tax expense, or $1,127 expense, net of taxes, in the second quarter, 2004.

8. DILUTED EARNINGS PER SHARE CALCULATION

The following table sets forth the numerator and denominator used in the computation of diluted earnings per common share:

                                                   Three months ended
                                                         March 31,
                                                 -------------------------
                                                     2003          2004
                                                 -----------   -----------
Numerator:
   Net income for basic earnings per share       $    14,695   $    16,202
   Interest expense on convertible
     subordinated notes due 2006, net of tax
     effects                                           1,476         1,476
                                                 -----------   -----------
   Net income for diluted earnings per share     $    16,171   $    17,678
                                                 -----------   -----------
Denominator:
   Basic shares outstanding                       28,080,260    28,856,746
   Dilutive effect of convertible
     subordinated notes due 2006                   3,944,775     3,944,775
   Dilutive effect of options and warrants           625,780       645,978
   Dilutive effect of restricted stock                 5,683         8,969
                                                 -----------   -----------
   Diluted shares outstanding                     32,656,498    33,456,468
                                                 ===========   ===========

As of March 31, 2004, all stock options and warrants were included in the computation of diluted income per share as they were all dilutive.


9. COMPREHENSIVE INCOME

Comprehensive income includes changes in the fair value of interest rate swaps that qualify for hedge accounting. The difference between net income and comprehensive income for the three months ended March 31, 2003 and 2004 is as follows:

                                                          Three months ended
                                                              March 31,
                                                      -------------------------
                                                          2003          2004
                                                      -----------   -----------
Net income                                            $    14,695   $    16,202
Unrealized gain (loss) on interest rate swaps, net
   of tax (benefit) expense of  $585 and $(1,088)
   for the three months ended March 31, 2003 and
   2004, respectively                                         908        (1,852)
                                                      -----------   -----------
Comprehensive income                                  $    15,603   $    14,350
                                                      ===========   ===========

The components of other comprehensive income and related tax effects for the three months ended March 31, 2003 and 2004 are as follows:

                                               Three months ended March 31, 2003
                                               ---------------------------------
                                                Gross    Tax effect  Net of tax
                                                -----    ----------  ----------

Amounts reclassified into earnings             $ 1,718     $   636     $ 1,082
Changes in fair value of interest rate swaps      (225)        (51)       (174)
                                               -------     -------     -------
                                               $ 1,493     $   585     $   908
                                               =======     =======     =======

                                               Three months ended March 31, 2004
                                               ---------------------------------
                                                Gross    Tax effect  Net of tax
                                                -----    ----------  ----------

Amounts reclassified into earnings             $   477     $   176     $   301
Changes in fair value of interest rate swaps    (3,417)     (1,264)     (2,153)
                                               -------     -------     -------
                                               $(2,940)    $(1,088)    $(1,852)
                                               =======     =======     =======

The estimated net amount of the existing unrealized losses as of March 31, 2004 (based on the interest yield curve at that date) included in accumulated other comprehensive income (loss) expected to be reclassified into pre-tax earnings within the next 12 months is $2,420. The timing of actual amounts reclassified into earnings is dependent on future movements in interest rates.


10. COMMITMENTS AND CONTINGENCIES

The Company owns undeveloped property in Harper County, Kansas where it is seeking permits to construct and operate a municipal solid waste landfill. In 2002, the Company received a special use permit from Harper County for zoning the landfill and in 2003 it received a draft permit from the Kansas Department of Health and Environment to construct and operate the landfill. In July 2003, the District Court of Harper County invalidated the previously issued zoning permit. The Company has appealed the District Court's decision to invalidate the zoning permit. The Kansas Department of Health and Environment has notified the Company that it will not issue a final permit to construct and operate the landfill until the zoning matter is resolved. At March 31, 2004, the Company had $4,100 of capitalized expenditures related to this landfill development project. Based on the advice of counsel, the Company believes that it will prevail in this matter and does not believe that an impairment of the capitalized expenditures exists. If the Company does not prevail on appeal, however, it will be required to expense in a future period the $4,100 of capitalized expenditures, less the recoverable value of the undeveloped property and other amounts recovered, which would likely have a material adverse effect on its reported income for that period.

The Company is primarily self-insured for automobile liability, general liability and workers' compensation claims. The Company is a party to various claims and suits pending for alleged damages to persons and property and alleged liabilities occurring during the normal operations of the solid waste management business. On October 31, 2003, the Company's subsidiary, Waste Connections of Nebraska, Inc., was named as a defendant in the case of KAREN COLLERAN, CONSERVATOR OF THE ESTATE OF ROBERT ROONEY V. WASTE CONNECTIONS OF NEBRASKA, INC. The plaintiff seeks recovery for damages allegedly suffered by Father Robert Rooney when the bicycle he was riding collided with one of the Company's garbage trucks. The complaint alleges that Father Rooney suffered serious bodily injury, including traumatic brain injury. The plaintiff seeks recovery of past medical expenses of approximately $430 and an unspecified amount for future medical expenses, home healthcare, past pain and suffering, future pain and suffering, lost income, loss of earning capacity, and permanent injury and disability. The Company's primary defense is that the plaintiff is not entitled to any damages under Nebraska law, where the accident occurred, because the negligence of Father Rooney was equal to or greater than any negligence on the part of the Company's driver, and the Company intends to defend this case vigorously. This case is in the preliminary stages of discovery and the Company has not accrued any potential loss as of March 31, 2004; however, an adverse outcome in this case coupled with a significant award to the plaintiff could have a material adverse effect on the Company's reported income in the period incurred.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Certain information contained in this Quarterly Report on Form 10-Q, including, without limitation, information appearing under this Part I, Item 2, includes statements that are forward-looking in nature. These statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should" or "anticipates" or the negative thereof or comparable terminology, or by discussions of strategy. Our business and operations are subject to a variety of risks and uncertainties and, consequently, actual results may differ materially from those projected by any forward-looking statements in this Quarterly Report on Form 10-Q. Factors that could cause actual results to differ from those projected include, but are not limited to, the following: (1) difficulties in making acquisitions, acquiring exclusive contracts and generating internal growth may cause our growth to be slower than expected; (2) our growth and future financial performance depend significantly on our ability to integrate acquired businesses into our organization and operations; (3) our acquisitions may not be successful, resulting in changes in strategy, operating losses or a loss on sale of the business acquired; (4) we compete for acquisition candidates with other purchasers, some of which have greater financial resources than we do, and these other purchasers may be able to offer more favorable acquisition terms, thus limiting our ability to grow through acquisition; (5) timing of acquisitions may cause fluctuations in our quarterly results, which may cause our stock price to decline; (6) rapid growth may strain our management, operational, financial and other resources; (7) we may be unable to compete effectively with governmental service providers and larger and better capitalized companies, which may result in reduced revenues and lower profits; and (8) we may lose contracts through competitive bidding, early termination or governmental action, which would cause our revenues to decline. These risks and uncertainties, as well as others, are discussed in greater detail in our other filings with the Securities and Exchange Commission, including our most recent Annual Report on Form 10-K. There may be additional risks of which we are not presently aware or that we currently believe are immaterial which could have an adverse impact on our business. We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made.

The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included elsewhere herein.

OVERVIEW

Waste Connections, Inc. is an integrated solid waste services company that provides solid waste collection, transfer, disposal and recycling services in mostly secondary markets in the Western and Southern U.S. As of March 31, 2004, we served more than one million commercial, industrial and residential customers from a network of operations in 23 states: Alabama, Arizona, California, Colorado, Georgia, Illinois, Iowa, Kansas, Kentucky, Minnesota, Mississippi, Montana, Nebraska, New Mexico, Ohio, Oklahoma, Oregon, South Dakota, Tennessee, Texas, Utah, Washington, and Wyoming. As of that date, we owned 103 collection operations and operated or owned 33 transfer stations, operated or owned 33 Subtitle D landfills, owned two construction and demolition landfills and operated or owned 26 recycling facilities. We also owned one Subtitle D landfill site that is permitted for operation, but not constructed as of March 31, 2004.


CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements. As described by the Securities and Exchange Commission, critical accounting estimates and assumptions are those that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and that have a material impact on the financial condition or operating performance of the company. There were no significant changes to our critical accounting estimates and assumptions in the three months ended March 31, 2004. Refer to our Annual Report on Form 10-K for a complete description of our critical accounting estimates and assumptions.

GENERAL

Our revenues consist mainly of fees we charge customers for solid waste collection, transfer, disposal and recycling services. Our collection business also generates revenues from the sale of recyclable commodities, which have significant variability. A large part of our collection revenues comes from providing commercial, industrial and residential services. We frequently perform these services under service agreements, municipal contracts or franchise agreements with governmental entities. Our existing franchise agreements and all of our existing municipal contracts give us the exclusive right to provide specified waste services in the specified territory during the contract term. These exclusive arrangements are awarded, at least initially, on a competitive bid basis and subsequently on a bid or negotiated basis. We also provide residential collection services on a subscription basis with individual households. More than 50% of our revenues for the three months ended March 31, 2004 were derived from market areas where services are provided predominantly under exclusive franchise agreements, long-term municipal contracts and governmental certificates. Governmental certificates grant us perpetual and exclusive collection rights in the covered areas. Contracts with counties and municipalities and governmental certificates provide relatively consistent cash flow during the terms of the contracts. Because we bill most residential customers quarterly, subscription agreements also provide a stable source of revenues for us.

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

Cost of operations include labor and benefits, tipping fees paid to third-party disposal facilities, equipment maintenance, workers' compensation, vehicle insurance, claims expense, third-party transportation expense, fuel, the cost of materials we purchase for recycling, district and state taxes and host community fees and royalties. Our single largest cost is labor, followed by third-party disposal, cost of vehicle maintenance, taxes and fees and fuel. We use a number of programs to reduce overall cost of operations, including increasing the use of automated routes to reduce labor and workers' compensation exposure, comprehensive maintenance and health and safety programs, and increasing the use of transfer stations to further enhance internalization rates. Our high-deductible insurance covers automobile liability, general liability, workers' compensation claims, automobile collision and employee group health claims. If we experience insurance claims or costs above or below our historically evaluated levels, our estimates could be materially affected.

Selling, general and administrative ("SG&A") expenses include management, sales force, clerical and administrative employee compensation and benefits, legal, accounting and other professional services, bad debt expense, and rent expense for our corporate headquarters.

Depreciation expense includes depreciation of fixed assets over their estimated useful lives using the straight-line method. Depletion expense includes depletion of landfill site costs and total future development costs as remaining airspace of the landfill is consumed. Remaining airspace at our landfills includes both permitted and deemed permitted airspace. Amortization expense includes the amortization of definite-lived intangible assets, consisting primarily of long-term franchise agreements and contracts, customer lists, and non-competition agreements, over their estimated useful lives using the straight-line method. Goodwill and indefinite-lived intangible assets, consisting primarily of certain perpetual rights to provide solid waste collection and transportation services in specified territories, are not amortized.

At March 31, 2004, we had 287.3 million tons of permitted remaining airspace capacity and 83.3 million tons of deemed probable expansion airspace capacity at our 26 owned and operated landfills and landfills operated under life-of-site operating contracts. We do not measure remaining airspace capacity at the nine landfills we operate under contracts with finite terms. Based on remaining permitted capacity as of March 31, 2004, and projected annual disposal volumes, the average remaining landfill life for our owned landfills and landfills operated under life-of-site operating contracts is approximately 47 years. The operating contracts for which the contracted term is not the life of the landfill have expiration dates from 2004 to 2013.

The disposal tonnage that we received in the three months ended March 31, 2003 and 2004 at all of our landfills is shown below (tons in thousands):

                                              March 31, 2003     March 31, 2004
                                             ----------------   ----------------
                                             Number of  Total   Number of  Total
                                               Sites     Tons     Sites     Tons
                                             ---------  -----   ---------  -----
   Owned landfills or landfills operated
      under life-of-site contracts                 23   1,251         26   1,494
   Operated landfills                               7     223          9     228
                                             ---------  -----   ---------  -----
                                                   30   1,474         35   1,722
                                             ---------  -----   ---------  -----

We capitalize some third-party expenditures related to pending acquisitions or development projects, such as legal, engineering and interest expenses. We expense indirect acquisition costs, such as executive and corporate overhead, public relations and other corporate services, as we incur them. We charge against net income any unamortized capitalized expenditures and advances (net of any portion that we believe we may recover, through sale or otherwise) that may become impaired, such as those that relate to any operation that is permanently shut down and any pending acquisition or landfill development project that we believe will not be completed. We routinely evaluate all capitalized costs, and expense those related to projects that we believe are not likely to succeed. At March 31, 2004, we had $0.3 million in capitalized expenditures relating to pending acquisitions. We own undeveloped property in Harper County, Kansas, where we are seeking permits to construct and operate a municipal solid waste landfill. In 2002, we received a special use permit from Harper County for zoning the landfill and in 2003 we received a draft permit from the Kansas Department of Health and Environment to construct and operate the landfill. In July 2003, the District Court of Harper County invalidated the previously issued zoning permit. We have appealed the District Court's decision to invalidate the zoning permit. The Kansas Department of Health and Environment has notified us that it will not issue a final permit to construct and operate the landfill until the zoning matter is resolved. At March 31, 2004, we had $4.1 million of capitalized expenditures related to this landfill development project. Based on the advice of counsel, we believe that we will prevail in this matter and do not believe that an impairment of the capitalized expenditures exists. If we do not prevail on appeal, however, we will be required to expense in a future period the $4.1 million of capitalized expenditures, less the recoverable value of the undeveloped property and other amounts recovered, which would likely have a material adverse effect on our reported income for that period.

We periodically evaluate acquired assets for potential impairment indicators. If any impairment indicators are present, a test of recoverability is performed by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If the carrying values are in excess of undiscounted expected future cash flows, impairment is measured by comparing the fair value of the asset to its carrying value. If the fair value of an asset is determined to be less than the carrying amount of the asset or asset group, an impairment in the amount of the difference is recorded in the period that the impairment indicator occurs. As of March 31, 2004, there have been no adjustments to the carrying amounts of intangibles, including goodwill, resulting from these evaluations. As of March 31, 2004, goodwill and other intangible assets represented 47.4% of total assets and 118.5% of stockholders' equity.

NEW ACCOUNTING PRONOUNCEMENT

For a description of the new accounting standards that affect us, see Note 2 to our Condensed Consolidated Financial Statements included under Item 1 of this Form 10-Q.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2004

The following table sets forth items in our consolidated statements of income as a percentage of revenues for the periods indicated.

                                             Three months ended
                                                  March 31,
                                             ------------------
                                               2003       2004
                                             -------    -------
Revenues                                      100.0%     100.0%
Cost of operations                             55.9       57.0
Selling, general and
    administrative expenses                    10.0       10.4
Depreciation and
    amortization expense                        8.3        9.0
                                             ------     ------
Operating income                               25.8       23.6

Interest expense, net                          (6.3)      (4.6)
Other income                                    0.0        0.1
Minority interests                             (1.8)      (1.8)
Income tax expense                             (6.5)      (6.4)
Cumulative effect of change in
   accounting principle                         0.2        --
                                             ------     ------
Net income                                     11.4%      10.9%
                                             ======     ======

Revenues. Total revenues increased $20.8 million, or 16.2%, to $149.3 million for the three months ended March 31, 2004 from $128.5 million for the three months ended March 31, 2003. The increase in revenues in the three months ended March 31, 2004, resulted primarily from the full-quarter inclusion of revenues from acquisitions closed during the three months ended March 31, 2003, and the inclusion of revenues from acquisitions closed subsequent to March 31, 2003, which together totaled approximately $15.6 million. Of the remaining change in revenues, increases in recyclable commodity prices increased revenues by $0.9 million, and price and volume changes in our existing business resulted in a net revenue increase of $4.3 million. The net increase in revenues from price and volume changes in our existing business consisted of increased prices charged to our customers and increased volumes, partially offset by exiting the roll-off business at our Georgia operations and the loss of certain municipal contracts that expired subsequent to March 31, 2003, and were not renewed.

Cost of Operations. Total cost of operations increased $13.3 million, or 18.4%, to $85.1 million for the three months ended March 31, 2004, from $71.8 million for the three months ended March 31, 2003. The increase was primarily attributable to operating costs associated with acquisitions closed subsequent to March 31, 2003, increases in medical expenses for our self-insured employee health plans and increased expenses associated with higher collection volumes.

Cost of operations as a percentage of revenues increased 1.1 percentage points to 57.0% for the three months ended March 31, 2004 from 55.9% for the three months ended March 31, 2003. The increase as a percentage of revenues was primarily attributable to companies acquired subsequent to March 31, 2003 having operating margins below our company average associated with a higher mix of collection volumes, higher labor and other operating costs, and increased medical expenses resulting from a higher volume of claims and an increase in the number of claims reaching our per claim deductible limits for our self-insured employee health plans.

SG&A. SG&A expenses increased $2.7 million, or 21.1%, to $15.6 million for the three months ended March 31, 2004 from $12.9 million for the three months ended March 31, 2003. Our SG&A expenses for the three months ended March 31, 2004, increased from the prior year period as a result of additional personnel from acquisitions closed subsequent to March 31, 2003, increased accounting expenses related to new corporate governance requirements, increased management information system expenses, increased employee bonus and stock compensation expense recognized in the three months ended March 31, 2004 and increased payroll tax expenses resulting from an increase in exercises of stock options during the first three months of 2004.

SG&A expenses as a percentage of revenues for the three months ended March 31, 2004, increased 0.4 percentage points to 10.4% from 10.0% for the three months ended March 31, 2003. The increase was primarily due to increased employee bonus and stock compensation expense recognized in the three months ended March 31, 2004 and increased payroll tax expense resulting from increased stock option exercises in that quarter.

Depreciation and Amortization. Depreciation and amortization expense increased $2.8 million, or 27.1%, to $13.4 million for the three months ended March 31, 2004, from $10.6 million for the three months ended March 31, 2003. The increase was primarily attributable to depreciation and depletion associated with acquisitions closed subsequent to March 31, 2003, increased depreciation expense resulting from new equipment acquired to support our base operations, increased amortization expense associated with intangible assets acquired in acquisitions closed subsequent to March 31, 2003 and increased depletion expense resulting from higher volumes at our landfill operations.

Depreciation and amortization expense as a percentage of revenues increased 0.7 percentage points to 9.0% for the three months ended March 31, 2004, from 8.3% for the three months ended March 31, 2003. The increase was the result of depreciation expense associated with new equipment acquired subsequent to March 31, 2003, which replaced older equipment with lower depreciation costs, increased amortization expense associated with intangible assets acquired in acquisitions closed subsequent to March 31, 2003 and increased depletion expense resulting from higher volumes at our landfill operations.

Operating Income. Operating income increased $2.0 million, or 6.0%, to $35.2 million for the three months ended March 31, 2004, from $33.2 million for the three months ended March 31, 2003. The increase was primarily attributable to the growth in revenues partially offset by increased operating costs, recurring SG&A expenses to support the revenue growth, increases in employee bonus and stock compensation expense and increased depreciation and amortization expenses.

Operating income as a percentage of revenues decreased 2.2 percentage points to 23.6% for the three months ended March 31, 2004, from 25.8% for the three months ended March 31, 2003. The decrease was due to the aforementioned percentage of revenue increases in cost of operations, SG&A expenses, and depreciation and amortization expenses.

Interest Expense. Interest expense decreased $1.3 million, or 15.2%, to $6.8 million for the three months ended March 31, 2004, from $8.1 million for the three months ended March 31, 2003. The decrease was primarily attributable to the expiration of two interest rate swap agreements in late 2003 that required fixed interest payments in excess of our variable rate borrowing cost.

Minority Interests. Minority interests increased $0.3 million, or 15.3%, to $2.6 million for the three months ended March 31, 2004, from $2.3 million for the three months ended March 31, 2003. The increase in minority interests was due to increased earnings by our majority-owned subsidiaries.

Provision for Income Taxes. Income taxes increased $1.1 million, or 13.1%, to $9.6 million for the three months ended March 31, 2004, from $8.5 million for the three months ended March 31, 2003. This increase was due to increased pre-tax earnings and an increase in our effective tax rate of 0.2 percentage points due to the recognition of non-tax deductible expenses in 2004.

Cumulative Effect of Change in Accounting Principle. Cumulative effect of change in accounting principle for the three months ended March 31, 2003 consisted of a $0.3 million gain, net of tax effects, resulting from our adoption of SFAS No. 143 on January 1, 2003. Our adoption of SFAS No. 143 required us to record a cumulative change in accounting for landfill closure and post-closure obligations retroactively to the date of the acquisition of each landfill.

Net Income. Net income increased $1.5 million, or 10.3% to $16.2 million for the three months ended March 31, 2004, from $14.7 million for the three months ended March 31, 2003. The increase was primarily attributable to increased operating income and decreased interest expense, partially offset by increased minority interest expense and income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

Our business is capital intensive. Our capital requirements include fleet and containers, facilities, and expenditures for landfill cell construction, landfill development and landfill closure activities in the future. We plan to meet our capital needs through various financing sources, including internally generated funds, debt and equity financings.

As of March 31, 2004, we had a working capital deficit of $22.5 million, including cash and equivalents of $4.9 million. Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements to reduce our indebtedness under our credit facility and to minimize our cash balances.

In October 2003, we entered into a new credit facility to increase the maximum borrowings available to us to $575 million. This new credit facility consisted of a $400 million senior secured revolving credit facility with a syndicate of banks for which Fleet National Bank acts as agent and a $175 million senior secured term loan. In March 2004, we refinanced the senior secured term loan portion of our credit facility in order to reduce the effective borrowing cost. The applicable margin on the senior secured term loan was reduced by 25 basis points; all other terms remained consistent. In addition, we increased the amount outstanding under the senior secured term loan from $175 million to $200 million, resulting in an increase in the size of the facility to $600 million. The senior secured revolving credit facility matures in October 2008. The senior secured term loan requires annual principal payments equal to 1% of the initial term loan amount with all remaining outstanding amounts due October 2010. Under the new credit facility, there is no maximum amount of stand-by letters of credit that can be issued; however, the issuance of stand-by letters of credit reduces the amount of total borrowings available. We are able to increase the maximum borrowings under the new credit facility to $675 million, although no existing lender will have any obligation to increase its commitment, provided that no event of default, defined in the new credit facility, has occurred. The borrowings under the new credit facility bear interest at a rate per annum equal to, at our discretion, either the Fleet National Bank Base Rate plus applicable margin, or the LIBOR rate plus applicable margin. The applicable margin under the revolving credit facility varies depending on our leverage ratio. At March 31, 2004, the applicable margin on the term loan is 25 basis points in the case of loans based on the Base Rate and 175 basis points in the case of loans based on the LIBOR rate. Virtually all of our assets, including our interest in the equity securities of our subsidiaries, secure our obligations under the new credit facility.

The new credit facility places certain business, financial and operating restrictions on us relating to, among other things, additional indebtedness, investments, acquisitions, asset sales, mergers, dividends, distributions, and repurchases and redemption of capital stock. The new credit facility also requires that we maintain specified financial ratios and balances. As of March 31, 2004, we were in compliance with all applicable covenants in our outstanding credit facility. The credit facility also requires the lenders' approval of acquisitions in certain circumstances. We use the credit facility for acquisitions, capital expenditures, working capital, standby letters of credit and general corporate purposes. The $21.5 million decrease in outstanding borrowings under our credit facility in 2004 was primarily due to cash generated from operations and the proceeds from stock option exercises partially offset by funding new acquisitions and capital expenditures. If we are unable to incur additional indebtedness under our credit facility or obtain additional capital through future debt or equity financings, our rate of growth through acquisitions may decline.

In March 2004, we entered into two additional three-year interest rate swap agreements. Each interest rate swap agreement has a notional amount of $37.5 million and effectively fixed the interest rate on the notional amount at an interest rate of 2.25%, plus applicable margin.

As of March 31, 2004, we had the following contractual obligations (in thousands):

                                                Payments Due by Period
                                                ----------------------
                                        Less Than
Recorded Obligations         Total        1 Year     1 to 3 Years    4 to 5 Years    Over 5 Years
--------------------       ---------    ---------    ------------    ------------    ------------
Long-term debt (1)         $ 590,444    $   9,674    $    166,046    $     21,857    $    392,867
                           ----------------------------------------------------------------------
Total contractual cash
  obligations              $ 590,444    $   9,674    $    166,046    $     21,857    $    392,867
                           ======================================================================

(1) Long-term debt payments include $6.5 million in principal payments due 2008 related to our senior secured revolving credit facility and $200 million in principal payments due 2010 related to our senior secured term loan, both under our credit facility. As of March 31, 2004, our credit facility allowed us to borrow up to $600 million. On April 15, 2004, we completed the redemption of our $150 million aggregate principal amount, 5.5% Convertible Subordinated Notes due 2006. Holders of the notes chose to convert a total of $123.6 million principal amount of the notes into common stock. The balance of $26.4 million principal amount of the notes were redeemed by proceeds from our credit facility at a redemption price of $1,022 per $1,000 principal amount of the notes.

                                       Amount of Commitment Expiration Per Period
                                       ------------------------------------------
                                        Less Than
Unrecorded Obligations       Total        1 Year     1 to 3 Years    4 to 5 Years    Over 5 Years
----------------------     ---------    ---------    ------------    ------------    ------------
Operating leases (2)       $  27,061    $   3,985    $      6,272    $      4,613    $     12,191
Unconditional purchase
  obligations(2)              18,049        7,248          10,801             --              --
                           ----------------------------------------------------------------------
Total commercial
  commitments              $  45,110    $  11,233    $     17,073    $      4,613    $     12,191
                           ======================================================================

(2) We are party to operating lease agreements and unconditional purchase obligations. These lease agreements and purchase obligations are established in the ordinary course of our business and are designed to provide us with access to facilities and products at competitive, market-driven prices. These arrangements have not materially affected our financial position, results of operations or liquidity during the three months ended March 31, 2004 nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

We are party to stand-by letters of credit and financial surety bonds. These stand-by letters of credit and financial surety bonds are generally established to support our financial assurance needs and landfill operations. These arrangements have not materially affected our financial position, results of operations or liquidity during the three months ended March 31, 2004, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

The minority interest holders of one of our majority-owned subsidiaries have a currently exercisable option (the "put option") to require us to complete the acquisition of this majority-owned subsidiary by purchasing their minority ownership interests for fair market value. The put option calculates the fair market value of the subsidiary based on its current operating income before depreciation and amortization, as defined in the put option agreement. The put option does not have a stated termination date. At March 31, 2004, the minority interest holders' pro rata share of the subsidiary's fair market value is estimated to be worth between $67 million and $80 million. Because the put option is required at fair market value, no amounts have been accrued relative to the put option.

For the three months ended March 31, 2004, net cash provided by operating activities was $47.9 million. Of this amount, $9.3 million was provided by working capital for the period. The primary components of the reconciliation of net income to net cash provided by operations for the three months ended March 31, 2004, consist of non-cash expenses including $13.4 million of depreciation and amortization, $2.6 million of minority interest expense, $0.6 million of debt issuance cost amortization, and the deferral of $5.5 million of income tax expense resulting from temporary differences between the recognition of income and expenses for financial reporting and income tax purposes.

For the three months ended March 31, 2004, net cash used in investing activities was $20.2 million. Of this amount, $6.1 million was used to fund the cash portion of acquisitions and to pay a portion of acquisition costs that were included as a component of accrued liabilities at December 31, 2003. Cash used for capital expenditures was $15.6 million, which was primarily for investments in fixed assets, consisting of trucks, containers, other equipment and landfill development. Cash provided by investing activities included $1.3 million of net borrowings of restricted cash.

For the three months ended March 31, 2004, net cash used in financing activities was $28.1 million, which included $10.6 million of proceeds from stock option and warrant exercises, less $35.5 million of net payments under our various debt arrangements, $2.9 million of cash distributions to minority interest holders and $0.2 million of debt issuance costs, primarily related to our amended credit facility.

We made approximately $15.6 million in capital expenditures for property and equipment during the three months ended March 31, 2004. We expect to make capital expenditures of approximately $70.0 million in 2004 in connection with our existing business. We intend to fund our planned 2004 capital expenditures principally through existing cash, internally generated funds, and borrowings under our existing credit facility. In addition, we may make substantial additional capital expenditures in acquiring solid waste collection and disposal businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity. We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities. We believe that our credit facility and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future.

From time to time we evaluate our existing operations and their strategic importance to us. If we determine that a given operating unit does not have future strategic importance, we may sell or otherwise dispose of those operations. Although we believe our operations would not be impaired by such dispositions, we could incur losses as a result.

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

In May 2003, we entered into two forward-starting interest rate swap agreements. Each interest rate swap agreement has a notional amount of $87.5 million and effectively fixed the interest rate on the notional amount at interest rates ranging from 2.67% to 2.68%, plus applicable margin. The effective date of the swap agreements was February 2004 and each swap agreement expires in February 2007.

In March 2004, we entered into two additional three-year interest rate swap agreements. Each interest rate swap agreement has a notional amount of $37.5 million and effectively fixed the interest rate on the notional amount at an interest rate of 2.25%, plus applicable margin.

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our market risk sensitive hedge positions and all other debt. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. We are exposed to cash flow risk due to changes in interest rates with respect to the net floating rate balances owed at March 31, 2003 and 2004, of $250.7 million and $167.9 million, respectively, including floating rate debt under our credit facility, our 2022 Notes, various floating rate notes payable to third parties and floating rate municipal bond obligations, offset by our debt effectively fixed under interest rate swap agreements. A one percentage point increase in interest rates on our variable-rate debt as of March 31, 2003 and 2004, would decrease our annual pre-tax income by approximately $2.5 million and $1.7 million, respectively. All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations.

We market a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals. We own and operate 26 recycling processing facilities and sell other collected recyclable materials to third parties for processing before resale. We often share the profits from our resale of recycled materials with other parties to our recycling contracts. For example, certain of our municipal recycling contracts in Washington, negotiated before we acquired those businesses, specify benchmark resale prices for recycled commodities. If the prices we actually receive for the processed recycled commodities collected under the contract exceed the prices specified in the contract, we share the excess with the municipality, after recovering any previous shortfalls resulting from actual market prices falling below the prices specified in the contract. To reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties. Although there can be no assurance of market recoveries, in the event of a decline, because of the provisions within certain of our contracts that pass commodity risk along to the customers, we believe, given historical trends and fluctuations in the recycling commodities market, that a 10% decrease in average recycled commodity prices from the prices that were in effect at March 31, 2004 would not materially affect our cash flows or pre-tax income.


ITEM 4. CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

During the quarter ended March 31, 2004, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date they were evaluated in connection with the preparation of this quarterly report on Form 10-Q.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We own undeveloped property in Harper County, Kansas, where we are seeking permits to construct and operate a municipal solid waste landfill. In 2002, we received a special use permit from Harper County for zoning the landfill and in 2003 we received a draft permit from the Kansas Department of Health and Environment to construct and operate the landfill. In July 2003, the District Court of Harper County invalidated the previously issued zoning permit. We have appealed the District Court's decision to invalidate the zoning permit. The Kansas Department of Health and Environment has notified us that it will not issue a final permit to construct and operate the landfill until the zoning matter is resolved. At March 31, 2004, we had $4.1 million of capitalized expenditures related to this landfill development project. Based on the advice of counsel, we believe that we will prevail in this matter and do not believe that an impairment of the capitalized expenditures exists. If we do not prevail on appeal, however, we will be required to expense in a future period the $4.1 million of capitalized expenditures, less the recoverable value of the undeveloped property and other amounts recovered, which would likely have a material adverse effect on our reported income for that period.


We are primarily self-insured for automobile liability, general liability and workers' compensation claims. We are a party to various claims and suits pending for alleged damages to persons and property and alleged liabilities occurring during the normal operations of our solid waste management business. On October 31, 2003, our subsidiary, Waste Connections of Nebraska, Inc. was named as a defendant in the case of KAREN COLLERAN, CONSERVATOR OF THE ESTATE OF ROBERT ROONEY V. WASTE CONNECTIONS OF NEBRASKA, INC. The plaintiff seeks recovery for damages allegedly suffered by Father Robert Rooney when the bicycle he was riding collided with one of our garbage trucks. The complaint alleges that Father Rooney suffered serious bodily injury, including traumatic brain injury. The plaintiff seeks recovery of past medical expenses of approximately $430,000 and an unspecified amount for future medical expenses and home healthcare, past pain and suffering, future pain and suffering, lost income, loss of earning capacity, and permanent injury and disability. Our primary defense is that the plaintiff is not entitled to any damages under Nebraska law, where the accident occurred, because the negligence of Father Rooney was equal to or greater than any negligence on the part of our driver, and we intend to defend this case vigorously on these and other grounds. This case is in the preliminary stages of discovery, and we have not accrued any potential loss as of March 31, 2004; however, an adverse outcome in this case coupled with a significant award to the plaintiff could have a material adverse effect on our reported income in the period incurred.

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


     EXHIBIT NUMBER         DESCRIPTION OF EXHIBITS

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

         10.21 (m)          Consultant Incentive Plan

         10.22 (n)          Employment Agreement between the Registrant and
                            David G. Eddie, dated as of May 15, 2001

         10.23 (n)          Employment Agreement between the Registrant and
                            Worthing F. Jackman, dated as of April 11, 2003

         10.24 (o)          Amended and Restated Revolving Credit and Term Loan
                            Agreement dated as of October 22, 2003

         10.25 (p)          Refinancing Facility Amendment to Amended and
                            Restated Revolving Credit and Term Loan Agreement dated as of March 2, 2004

         10.26 Second Amended and Restated Employment Agreement between the Registrant and Ronald J. Mittelstaedt, dated March 1, 2004

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

          (p) Incorporated by reference to the exhibit filed with the Registrant's Form 10-K filed on March 12, 2004.

          (+) Filed without exhibits and schedules (to be provided supplementally on request of the Commission).

(b) Reports on Form 8-K:

     On February 19, 2004, we filed a report on Form 8-K announcing the results of our earnings for the fourth quarter of 2003.

     On April 15, 2004, we filed a report on Form 8-K announcing the completion of the redemption of our $150 million aggregate principal amount, 5.5% Convertible Subordinated Notes due 2006.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   WASTE CONNECTIONS, INC.


                                   BY:  /s/ Ronald J. Mittelstaedt
                                        -------------------------------
Date: April 22, 2004                    Ronald J. Mittelstaedt,
                                        President and Chief Executive Officer


                                   BY:  /s/ Steven F. Bouck
                                        -------------------------------
Date: April 22, 2004                    Steven F. Bouck,
                                        Executive Vice President and Chief
                                        Financial Officer