Form 10-Q
period 2004-06-30
WASTE CONNECTIONS INC/DE
filed 2004-07-22
CIK 1057058

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

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

     As of July 15, 2004:                47,993,677 shares of common stock
================================================================================

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

   Condensed Consolidated Balance Sheets - December 31, 2003 and June 30, 2004

   Condensed Consolidated Statements of Income for the three and six months ended June 30, 2003 and 2004

   Condensed Consolidated Statement of Stockholders' Equity and Comprehensive
    Income for the six months ended June 30, 2004

   Condensed Consolidated Statements of Cash Flows for the six months ended
    June 30, 2003 and 2004

   Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures


PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K


Signatures

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             Waste Connections, Inc.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
               (In thousands, except share and per share amounts)

                                                                                                December 31,            June 30,
ASSETS                                                                                              2003                  2004
                                                                                                -----------           -----------
Current assets:
      Cash and equivalents                                                                      $     5,276           $     5,569
      Accounts receivable, less allowance for doubtful
            accounts of $2,570 and $2,267 at December 31, 2003
            and June 30, 2004, respectively                                                          72,474                75,965
      Prepaid expenses and other current assets                                                      11,270                10,590
                                                                                                -----------           -----------
            Total current assets                                                                     89,020                92,124

Property and equipment, net                                                                         613,225               629,127
Goodwill, net                                                                                       590,054               603,141
Intangible assets, net                                                                               64,784                69,008
Restricted cash                                                                                      17,734                13,994
Other assets, net                                                                                    21,135                21,037
                                                                                                -----------           -----------
                                                                                                $ 1,395,952           $ 1,428,431
                                                                                                ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                                          $    38,682           $    40,499
      Accrued liabilities                                                                            31,920                31,563
      Deferred revenue                                                                               23,738                25,560
      Current portion of long-term debt and notes payable                                             9,740                 8,624
                                                                                                -----------           -----------
            Total current liabilities                                                               104,080               106,246

Long-term debt and notes payable                                                                    601,891               467,425
Other long-term liabilities                                                                           8,400                 8,003
Deferred income taxes                                                                               120,162               130,200
                                                                                                -----------           -----------
           Total liabilities                                                                        834,533               711,874

Commitments and contingencies
Minority interests                                                                                   23,925                23,682

Stockholders' equity:
Commonstock: $0.01 par value; 50,000,000 and 100,000,000 shares authorized at
      December 31, 2003 and June 30, 2004, respectively; 43,000,182 and
      47,978,277 shares issued and outstanding at December 31, 2003 and June 30,
      2004, respectively                                                                                430                   480
Additional paid-in capital                                                                          348,003               467,024
Deferred stock compensation                                                                            (436)               (2,176)
Retained earnings                                                                                   189,094               224,467
Accumulated other comprehensive income                                                                  403                 3,080
                                                                                                -----------           -----------
      Total stockholders' equity                                                                    537,494               692,875
                                                                                                -----------           -----------
                                                                                                $ 1,395,952           $ 1,428,431
                                                                                                ===========           ===========

                             See accompanying notes

                             Waste Connections, Inc.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
               (In thousands, except share and per share amounts)

                                                      Three months ended                   Six months ended
                                                           June 30,                            June 30,
                                                           --------                            --------

                                                    2003              2004              2003              2004
                                                ------------      ------------      ------------      ------------
Revenues                                        $    138,883      $    160,561      $    267,337      $    309,820

Operating expenses:
     Cost of operations                               77,427            90,889           149,248           175,952
     Selling, general and administrative              13,179            15,445            26,060            31,040
     Depreciation and amortization                    11,282            13,851            21,862            27,295
                                                ------------      ------------      ------------      ------------
Operating income                                      36,995            40,376            70,167            75,533

Interest expense                                      (7,786)           (5,174)          (15,836)          (11,998)
Other expense                                           (205)           (1,572)             (167)           (1,496)
                                                ------------      ------------      ------------      ------------
Income before income tax provision and
     minority interests                               29,004            33,630            54,164            62,039

Minority interests                                    (2,593)           (3,054)           (4,875)           (5,685)
                                                ------------      ------------      ------------      ------------
Income before income tax provision                    26,411            30,576            49,289            56,354

Income tax provision                                  (9,772)          (11,405)          (18,237)          (20,981)
                                                ------------      ------------      ------------      ------------
Income before cumulative effect of change
     in accounting principle                          16,639            19,171            31,052            35,373

Cumulative effect of change in accounting
     principle, net of tax expense of $166              --                --                 282              --
                                                ------------      ------------      ------------      ------------

Net income                                      $     16,639      $     19,171      $     31,334      $     35,373
                                                ============      ============      ============      ============

Basic earnings per common share:
     Income before cumulative effect of
         change in accounting principle         $       0.39      $       0.40      $       0.73      $       0.78
     Cumulative effect of change in
         accounting principle                           --                --                0.01              --
                                                ------------      ------------      ------------      ------------
     Net income per common share                $       0.39      $       0.40      $       0.74      $       0.78
                                                ============      ============      ============      ============

Diluted earnings per common share:
     Income before cumulative effect of
         change in accounting principle         $       0.37      $       0.39      $       0.69      $       0.75
     Cumulative effect of change in
         accounting principle                           --                --                0.01              --
                                                ------------      ------------      ------------      ------------
     Net income per common share                $       0.37      $       0.39      $       0.70      $       0.75
                                                ============      ============      ============      ============

Shares used in the per share calculations:
     Basic                                        42,397,502        47,425,227        42,260,726        45,233,354
                                                ============      ============      ============      ============
     Diluted                                      49,199,573        49,443,469        49,093,940        49,692,267
                                                ============      ============      ============      ============

                             See accompanying notes.

                             WASTE CONNECTIONS, INC.
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                         Six Months Ended June 30, 2004
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                 STOCKHOLDERS' EQUITY
                                                          ------------------------------------------------------------------

                                                                                                               ACCUMULATED
                                                                    COMMON STOCK               ADDITIONAL         OTHER
                                       COMPREHENSIVE      ------------------------------         PAID-IN      COMPREHENSIVE
                                          INCOME             SHARES            AMOUNT            CAPITAL          INCOME
                                        ============      ------------      ------------      ------------     ------------

Balances at December 31, 2003                               43,000,182      $        430      $    348,003      $        403

Issuance of common stock
   warrants to consultants                                       --                --                 172              --

Conversion of 2006 Notes, net of
   issuance costs of $1,729                                  4,876,968                49           121,870             --

Vesting of restricted stock                                      7,394             --                --                --

Cancellation of unvested
   restricted stock                                              --                --                (143)             --

Issuance of unvested restricted
   stock                                                         --                --                2,242             --

Amortization of deferred stock
   compensation                                                  --                --                --                --

Exercise of stock options
   and warrants, including tax
   benefit of $3,419                                         1,123,870                11            22,780             --

Repurchase of common stock                                  (1,030,137)              (10)          (27,900)            --

Net income                              $     35,373              --                --                --               --

Changes in fair value of interest
   rate swaps, net of $1,572 of tax
   effect                                      2,677              --                --                --              2,677
                                        ------------
Comprehensive income                    $     38,050              --                --                --               --
                                        ============      ------------      ------------      ------------     ------------
Balances at June 30, 2004                                   47,978,277      $        480      $    467,024     $       3,080
                                                          ============      ============      ============     =============


                                                    STOCKHOLDERS' EQUITY
                                       -----------------------------------------------

                                         DEFERRED
                                          STOCK           RETAINED
                                       COMPENSATION       EARNINGS            TOTAL
                                       ------------     ------------      ------------

Balances at December 31, 2003          $       (436)     $    189,094     $    537,494

Issuance of common stock
   warrants to consultants                    --                --                 172

Conversion of 2006 Notes, net of
   issuance costs of $1,729                   --                --             121,919

Vesting of restricted stock                   --                --               --

Cancellation of unvested
   restricted stock                              49              --                (94)

Issuance of unvested restricted
   stock                                     (2,242)             --               --

Amortization of deferred stock
   compensation                                 453              --                453

Exercise of stock options
   and warrants, including tax
   benefit of $3,419                           --                --             22,791

Repurchase of common stock                     --                --            (27,910)

Net income                                     --              35,373           35,373

Changes in fair value of interest
   rate swaps, net of $1,572 of tax
   effect                                      --               --               2,677

Comprehensive income                           --               --               --
                                       ------------     ------------      ------------
Balances at June 30, 2004              $     (2,176)     $    224,467     $    692,875
                                       ============     =============     ============

                             Waste Connections, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                      Six months ended
                                                                                          June 30,
                                                                                   2003              2004
                                                                               ------------      ------------
Cash flows from operating activities:
Net income                                                                     $     31,334      $     35,373
Adjustments to reconcile net income to net cash provided by operating activities:
     Loss (gain) on disposal of assets                                                  219               (92)
     Depreciation                                                                    21,198            26,054
     Amortization of intangibles                                                        664             1,241
     Deferred income taxes                                                            9,118             9,896
     Minority interests                                                               4,875             5,685
     Cumulative effect of change in accounting principle                               (448)             --
     Amortization of debt issuance costs                                              1,182             1,388
     Stock-based compensation                                                            55               453
     Interest income on restricted cash                                                (189)             (153)
     Closure and post-closure accretion                                                 214               205
     Net change in operating assets and liabilities, net of
          acquisitions                                                                5,512             4,098
                                                                               ------------      ------------
Net cash provided by operating activities                                            73,734            84,148
                                                                               ------------      ------------

Cash flows from investing activities:
     Payments for acquisitions, net of cash acquired                                (21,074)          (12,373)
     Capital expenditures for property and equipment                                (30,772)          (33,895)
     Proceeds from disposal of assets                                                   526               752
     Net change in other assets                                                      (1,719)            3,949
                                                                               ------------      ------------
Net cash used in investing activities                                               (53,039)          (41,567)
                                                                               ------------      ------------

Cash flows from financing activities:
     Proceeds from long-term debt                                                    27,000           107,500
     Principal payments on notes payable and long-term debt                         (48,153)         (134,960)
     Distributions to minority interest holders                                      (4,606)           (5,929)
     Proceeds from option and warrant exercises                                       7,050            19,278
     Payments for repurchase of common stock                                           --             (27,910)
     Debt issuance costs                                                                (53)             (267)
                                                                               ------------      ------------
Net cash used in financing activities                                               (18,762)          (42,288)
                                                                               ------------      ------------

Net increase in cash and equivalents                                                  1,933               293
Cash and equivalents at beginning of period                                           4,067             5,276
                                                                               ------------      ------------
Cash and equivalents at end of period                                          $      6,000      $      5,569
                                                                               ============      ============

Non-cash financing activity:
Liabilities assumed and notes payable issued to sellers of
     businesses acquired                                                       $      1,294      $     15,619

                             See accompanying notes.

                             WASTE CONNECTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
           (In thousands, except share, per share and per ton amounts)


1. BASIS OF PRESENTATION AND SUMMARY

The accompanying condensed consolidated financial statements relate to Waste Connections, Inc. and its subsidiaries (the "Company") as of June 30, 2004 and for the three and six month periods ended June 30, 2003 and 2004. The consolidated financial statements of the Company include the accounts of Waste Connections, Inc. and its wholly-owned and majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The Company's consolidated balance sheet as of June 30, 2004, the consolidated statements of income for the three and six months ended June 30, 2003 and 2004, and the consolidated statements of cash flows for the six months ended June 30, 2003 and 2004 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented. The consolidated financial statements presented herein should be read in conjunction with the Company's 2003 annual report on Form 10-K.

In preparing the Company's financial statements, several estimates and assumptions are made that affect the accounting for and recognition of assets, liabilities, revenues and expenses. These estimates and assumptions must be made because certain of the information that is used in the preparation of the Company's financial statements is dependent on future events, cannot be calculated with a high degree of precision from data available or is simply not capable of being readily calculated based on generally accepted methodologies. In some cases, these estimates are particularly difficult to determine and the Company must exercise significant judgment. The most difficult, subjective and complex estimates and the assumptions that deal with the greatest amount of uncertainty are related to the Company's accounting for landfills and asset impairments. One additional area that involves estimation is when the Company estimates the amount of potential exposure it may have with respect to litigation, claims and assessments in accordance with SFAS No. 5, Accounting for Contingencies. Actual results for all estimates could differ materially from the estimates and assumptions that the Company uses in the preparation of its financial statements.

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

3. STOCK SPLIT

On May 26, 2004, the Company announced that its Board of Directors had declared a three-for-two stock split of its common stock, in the form of a 50% stock dividend to stockholders of record on June 10, 2004. Shares resulting from the split were distributed on June 24, 2004 (payment date). Shares, share price, per share amounts, common stock at par value and capital in excess of par value have been restated to reflect the effect of the stock split for all periods presented in this Form 10-Q. As a result of the stock split, fractional shares equal to 837 whole shares were repurchased at a price of $23.

4. STOCK-BASED COMPENSATION

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

The following table summarizes the Company's pro forma net income and pro forma basic and diluted earnings per share for the three and six months ended June 30, 2003 and 2004:

                                                       Three months ended            Six months ended
                                                            June 30,                     June 30,
                                                    ------------------------     ------------------------
                                                       2003           2004          2003           2004
                                                    ---------      ---------     ---------      ---------
     Net income, as reported                        $  16,639      $  19,171     $  31,334      $  35,373
     Add: stock-based employee compensation
        expense included in reported net
        income, net of related tax effects                --             159            35            285
     Deduct: total stock-based employee
        compensation expense determined
        under fair value method for all awards,
        net of related tax effects                     (1,816)        (2,024)       (3,467)        (4,254)
                                                    -----------------------------------------------------
     Pro forma net income                           $  14,823      $  17,306     $  27,902      $  31,404
                                                    =====================================================

     Earnings per share:
        Basic - as reported                         $    0.39      $    0.40     $    0.74      $    0.78
        Basic - pro forma                           $    0.35      $    0.36     $    0.66      $    0.69

        Diluted - as reported                       $    0.37      $    0.39     $    0.70      $    0.75
        Diluted - pro forma                         $    0.33      $    0.36     $    0.63      $    0.67

5. LANDFILL ACCOUNTING

At June 30, 2004, the Company owned 21 landfills, and operated, but did not own, five landfills under life-of-site operating contracts and eight landfills under operating contracts with finite terms. The Company also owns two Subtitle D landfill sites that are permitted for operation, but not constructed as of June 30, 2004. The contract for one landfill operating under a limited term, from which the Company generated approximately $0.7 million of annualized revenues, expired on June 30, 2004. The Company's landfills have site costs with a net book value of $388,856 at June 30, 2004. With the exception of two owned landfills that only accept construction and demolition waste, all landfills that the Company owns or operates are Subtitle D landfills. For the Company's eight landfills operated under contracts with finite terms, the owner of the property, generally a municipality, usually owns the permit and is generally responsible for closure and post-closure obligations. The Company is responsible for all closure and post-closure liabilities for four of the five operating landfills that it operates under life-of-site operating contracts.

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

The Company is currently seeking to expand permitted capacity at seven of its owned landfills and four landfills that it operates under life-of-site operating contracts, and considers the achievement of these expansions to be probable. Although the Company cannot be certain that all future expansions will be permitted as designed, the average remaining life, when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume, of the Company's owned landfills and landfills operated under life-of-site operating contracts is 58 years, with lives ranging from 3 to 263 years.

The Company uses the units-of-production method to calculate the depletion rate at the landfills it owns and the landfills it operates under life-of-site operating contracts. This methodology divides the costs associated with acquiring, permitting and developing the entire landfill by the total remaining disposal capacity of that landfill. The resulting per unit depletion rate is applied to each ton of waste disposed at the landfill and is recorded as expense for that period. During the six months ended June 30, 2003 and 2004, the Company expensed approximately $6,123 and $7,440, respectively, or an average of $2.30 and $2.35 per ton consumed, respectively, related to landfill depletion.

The Company reserves for closure and post-closure maintenance obligations at the landfills it owns and certain landfills it operates under life-of-site operating contracts. Final capping costs are included in the calculation of closure and post-closure liabilities. The Company calculates the net present value of its closure and post-closure commitments recorded in 2004 assuming a 2.5% inflation rate and a 7.5% discount rate. The resulting closure and post-closure obligation is recorded on the balance sheet as an addition to site costs and amortized to depletion expense as the landfill's airspace is consumed. During the six months ended June 30, 2003 and 2004, the Company expensed approximately $287 and $205, respectively, or an average of $0.08 and $0.06 per ton consumed, respectively, related to closure and post-closure accretion expense.

The following is a reconciliation of the Company's closure and post-closure liability balance from December 31, 2003 to June 30, 2004:

     Closure and post-closure liability at December 31, 2003         $  5,479
     Changes resulting from adjustments to the timing or amount
          of undiscounted cash flows                                     (880)
     Liabilities incurred                                                 213
     Accretion expense                                                    205
                                                                     --------
     Closure and post-closure liability at June 30, 2004             $  5,017
                                                                     ========

At June 30, 2004, $12,167 of the Company's restricted cash balance was for purposes of settling future closure and post-closure liabilities.

6. ACQUISITIONS

During the six months ended June 30, 2004, the Company acquired seven non-hazardous solid waste collection and disposal businesses. Aggregate consideration for the acquisitions consisted of $10,384 in cash (net of cash acquired), $4,346 in notes payable to sellers, common stock warrants valued at $172, and the assumption of debt totaling $11,179.

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

As of June 30, 2004, the Company had eight acquisitions for which purchase price allocations were preliminary, mainly as a result of pending working capital valuations. The Company believes the potential changes to its preliminary purchase price allocations will not have a material impact on its financial condition, results of operations or cash flows.

A summary of the preliminary purchase price allocations for the acquisitions consummated in the six months ended June 30, 2004 is as follows:

Acquired assets:
     Accounts receivable                                        $   1,109
     Prepaid expenses and other current assets                         60
     Property and equipment                                         9,387
     Goodwill                                                      13,087
     Long-term franchise agreements and contracts                   5,087
     Other intangibles                                                259
     Non-competition agreements                                       118
Assumed liabilities:
     Accounts payable                                              (1,421)
     Accrued liabilities                                           (1,540)
     Deferred taxes                                                  (143)
     Debt and other liabilities assumed                           (15,619)
                                                                ---------
     Total cash consideration, net                              $  10,384
                                                                =========

During the six months ended June 30, 2004, the Company paid $2,161 of acquisition-related liabilities accrued at December 31, 2003.

The seven acquisitions acquired in the six months ended June 30, 2004 were not significant to the Company's results of operations.

Goodwill and long-term franchise agreements, contracts, and other intangibles acquired in the six months ended June 30, 2004 totaling $12,121 and $5,094, respectively, are expected to be deductible for tax purposes.

7. INTANGIBLE ASSETS

Intangible assets, exclusive of goodwill, consist of the following as of June 30, 2004:

                                                  Gross Carrying    Accumulated    Net Carrying
                                                      Amount       Amortization       Amount
                                                  --------------  --------------  --------------
     Amortizable intangible assets:
       Long-term franchise agreements
          and contracts                             $   51,732      $   (2,845)     $   48,887

       Non-competition agreements                        4,104          (2,837)          1,267
       Other, net                                        2,675          (1,023)          1,652
                                                    ----------      ----------      ----------
                                                        58,511          (6,705)         51,806
     Nonamortized intangible assets:
       Indefinite-lived intangible assets               17,202             --           17,202
                                                    ----------      ----------      ----------
     Intangible assets, exclusive of goodwill       $   75,713      $   (6,705)     $   69,008
                                                    ==========      ==========      ==========

The weighted-average amortization periods for long-term franchise agreements, non-competition agreements and other intangibles acquired during the six months ended June 30, 2004 are 21.4 years, 5 years and 10 years, respectively.

Estimated future amortization expense of amortizable intangible assets for the next five years is as follows:

     For the year ended December 31, 2004                          $  2,409
     For the year ended December 31, 2005                             2,318
     For the year ended December 31, 2006                             2,119
     For the year ended December 31, 2007                             1,923
     For the year ended December 31, 2008                             1,726

8. LONG-TERM DEBT

The Company has entered into interest rate swap agreements to hedge risk associated with fluctuations in interest rates. The interest rate swap agreements have a notional amount of $250,000, expire in 2007, and effectively fix the interest rate on the notional amount at an average interest rate of 2.55%, plus applicable margin. These interest rate swap agreements are effective as cash flow hedges for a portion of the Company's variable rate debt and the Company applies hedge accounting pursuant to SFAS No. 133 to account for these instruments. The notional amounts and all other significant terms of the swap agreements are closely matched to the provisions and terms of the variable rate debt being hedged.

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

In April 2004, the Company redeemed its $150,000 aggregate principal amount 5.5% Convertible Subordinated Notes due 2006. Holders of the notes chose to convert a total of $123,648 principal amount of the notes into 4,876,968 shares of Waste Connections common stock at a price of approximately $25.35 per share, or approximately 39.443 shares per $1 principal amount of notes, plus cash in lieu of fractional shares. The Company redeemed the balance of $26,352 principal amount of the notes with proceeds from its credit facility at a redemption price of $1.022 per $1 principal amount of the notes. All holders of the notes also received accrued interest of $0.0275 per $1 principal amount of notes. As a result of the redemption, the Company recognized $1,478 of pre-tax expense ($1,125 net of taxes) in April 2004.

On July 15, 2004, the Company completed an exchange offer with respect to its $175,000 aggregate principal amount Floating Rate Convertible Subordinated Notes due 2022 (the "2022 Notes"). As of that date, holders of $172,022 principal amount of old 2022 Notes had tendered their notes in exchange for an equal principal amount of the Company's new 2022 Notes. The Company offered to exchange $1 in principal amount of new 2022 Notes for each $1 in principal amount of its old 2022 Notes accepted for exchange. Through the exchange offer, the Company updated certain features of the old 2022 Notes with terms that are now prevalent in the convertible note market, including net share settle and dividend protection provisions. The initial conversion price of the new 2022 Notes is $32.26 per share, which is equal to approximately 30.9981 shares per $1 in principal amount of new 2022 New Notes, and reflects the Company's three-for-two split of its common stock in June 2004. Holders of $2,978 principal amount of old 2002 Notes had not tendered their notes in exchange for new 2022 Notes as of that date, and, as a result, their notes will remain subject to the provisions of the Indenture governing the old 2022 Notes, except in the case of any such holders complying with the guaranteed delivery procedures outlined in the exchange offer.

9. DILUTED EARNINGS PER SHARE CALCULATION

The following table sets forth the numerator and denominator used in the computation of diluted earnings per common share:

                                                         Three months ended          Six months ended
                                                              June 30,                    June 30,
                                                     -------------------------   -------------------------
                                                         2003          2004          2003          2004
                                                     -----------   -----------   -----------   -----------
Numerator:
   Net income for basic earnings per share              $ 16,639   $    19,171   $    31,334   $    35,373
   Interest expense on convertible
     subordinated notes due 2006, net of tax
     effects                                               1,476           231         2,951         1,707
                                                     -----------------------------------------------------
   Net income for diluted earnings per share         $    18,115   $    19,402   $    34,285   $    37,080
                                                     =====================================================
Denominator:
   Basic shares outstanding                           42,397,502    47,425,227    42,260,726    45,233,354
   Dilutive effect of convertible
     subordinated notes due 2006                       5,917,163       910,333     5,917,163     3,413,748
   Dilutive effect of options and warrants               880,865     1,086,709       909,767     1,027,839
   Dilutive effect of restricted stock                     4,043        21,200         6,284        17,326
                                                     -----------------------------------------------------
   Diluted shares outstanding                         49,199,573    49,443,469    49,093,940    49,692,267
                                                     =====================================================

As of June 30, 2004, all outstanding stock options and warrants were included in the computation of diluted income per share, as they were all dilutive.

10. COMPREHENSIVE INCOME

Comprehensive income includes changes in the fair value of interest rate swaps that qualify for hedge accounting. The difference between net income and comprehensive income for the three and six months ended June 30, 2003 and 2004 is as follows:

                                                             Three months ended         Six months ended
                                                                  June 30,                  June 30,
                                                            ----------------------------------------------
                                                               2003       2004           2003       2004
                                                            ----------------------------------------------
Net income                                                  $  16,639  $  19,171      $  31,334  $  35,373
Unrealized gain on interest rate swaps, net
   of tax expense of  $119 and $2,660 for the three
   months ended June 30, 2003 and 2004, respectively,
   and $703 and $1,572 for the six months ended June
   30, 2003 and 2004, respectively                                203      4,529          1,112      2,677
                                                            ----------------------------------------------
Comprehensive income                                        $  16,842  $  23,700      $  32,446  $  38,050
                                                            ==============================================

The components of other comprehensive income and related tax effects for the three and six months ended June 30, 2003 and 2004 are as follows:

                                                                  Three months ended June 30, 2003
                                                            ------------------------------------------
                                                                Gross       Tax effect     Net of tax
                                                            ------------------------------------------
Amounts reclassified into earnings                            $  1,603       $   593        $  1,010

Changes in fair value of interest rate swaps                    (1,281)         (474)           (807)
                                                            ------------------------------------------
                                                              $    322       $   119        $    203
                                                            ==========================================

                                                                  Three months ended June 30, 2004
                                                            ------------------------------------------
                                                                Gross       Tax effect     Net of tax
                                                            ------------------------------------------
Amounts reclassified into earnings                            $    889       $   329        $    560
Changes in fair value of interest rate swaps                     6,300         2,331           3,969
                                                            ------------------------------------------
                                                              $  7,189       $ 2,660        $  4,529
                                                            ==========================================

                                                                  Six months ended June 30, 2003
                                                            ------------------------------------------
                                                                Gross       Tax effect     Net of tax
                                                            ------------------------------------------
Amounts reclassified into earnings                            $  3,108       $ 1,150        $  1,958
Changes in fair value of interest rate swaps                    (1,293)         (447)           (846)
                                                            ------------------------------------------
                                                              $  1,815       $   703        $  1,112
                                                            ==========================================

                                                                  Six months ended June 30, 2004
                                                            ------------------------------------------
                                                                Gross       Tax effect     Net of tax
                                                            ------------------------------------------
Amounts reclassified into earnings                            $  1,366       $   506        $    860
Changes in fair value of interest rate swaps                     2,883         1,066           1,817
                                                            ------------------------------------------
                                                              $  4,249       $ 1,572        $  2,677
                                                            ==========================================

11. SHARE REPURCHASE PROGRAM

On May 3, 2004, the Company announced that its Board of Directors had authorized a common stock repurchase program for the repurchase of up to $200 million of common stock over a two-year period. Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management's discretion. The timing and amounts of any repurchases will depend on many factors, including the Company's capital structure, the market price of the common stock and overall market conditions. As of June 30, 2004, the Company had repurchased 1,029,300 shares of its common stock under this program at a cost of $27,887.

12. COMMITMENTS AND CONTINGENCIES

The Company owns undeveloped property in Harper County, Kansas where it is seeking permits to construct and operate a municipal solid waste landfill. In 2002, the Company received a special use permit from Harper County for zoning the landfill and in 2003 it received a draft permit from the Kansas Department of Health and Environment to construct and operate the landfill. In July 2003, the District Court of Harper County invalidated the previously issued zoning permit. The Company has appealed the District Court's decision to invalidate the zoning permit. The Court of Appeal heard oral arguments over our appeal on June 16, 2004. The Kansas Department of Health and Environment has notified the Company that it will not issue a final permit to construct and operate the landfill until the zoning matter is resolved. At June 30, 2004, the Company had $4,209 of capitalized expenditures related to this landfill development project. Based on the advice of counsel, the Company believes that it will prevail in this matter and does not believe that an impairment of the capitalized expenditures exists. If the Company does not prevail on appeal, however, it will be required to expense in a future period the $4,209 of capitalized expenditures, less the recoverable value of the undeveloped property and other amounts recovered, which would likely have a material adverse effect on its reported income for that period.

The Company is primarily self-insured for automobile liability, general liability and workers' compensation claims as a result of its high deductible programs. The Company is a party to various claims and suits pending for alleged damages to persons and property and alleged liabilities occurring during the normal operations of the solid waste management business. On October 31, 2003, the Company's subsidiary, Waste Connections of Nebraska, Inc., was named as a defendant in the case of KAREN COLLERAN, CONSERVATOR OF THE ESTATE OF ROBERT ROONEY V. WASTE CONNECTIONS OF NEBRASKA, INC. The plaintiff seeks recovery for damages allegedly suffered by Father Robert Rooney when the bicycle he was riding collided with one of the Company's garbage trucks in Valley County, Nebraska. The complaint alleges that Father Rooney suffered serious bodily injury, including traumatic brain injury. The plaintiff seeks recovery of past medical expenses of approximately $430 and an unspecified amount for future medical expenses, home healthcare, past pain and suffering, future pain and suffering, lost income, loss of earning capacity, and permanent injury and disability. The Company's primary defense is that the plaintiff is not entitled to any damages under Nebraska law because the negligence of Father Rooney was equal to or greater than any negligence on the part of the Company's driver, and the Company intends to defend this case vigorously. This case is in the early stages of discovery and the Company has not accrued any potential loss as of June 30, 2004; however, an adverse outcome in this case coupled with a significant award to the plaintiff could have a material adverse effect on the Company's reported income in the period incurred.

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

OVERVIEW

Waste Connections, Inc. is an integrated solid waste services company that provides solid waste collection, transfer, disposal and recycling services in mostly secondary markets in the Western and Southern U.S. As of June 30, 2004, we served more than one million commercial, industrial and residential customers from a network of operations in 23 states: Alabama, Arizona, California, Colorado, Georgia, Illinois, Iowa, Kansas, Kentucky, Minnesota, Mississippi, Montana, Nebraska, New Mexico, Ohio, Oklahoma, Oregon, South Dakota, Tennessee, Texas, Utah, Washington, and Wyoming. As of that date, we owned 104 collection operations and operated or owned 33 transfer stations, operated or owned 33 Subtitle D landfills, owned two construction and demolition landfills and operated or owned 26 recycling facilities. We also owned two Subtitle D landfill sites that are permitted for operation, but not constructed as of June 30, 2004.


CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements. As described by the Securities and Exchange Commission, critical accounting estimates and assumptions are those that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and that have a material impact on our financial condition or operating performance. There were no significant changes to our critical accounting estimates and assumptions in the six months ended June 30, 2004. Refer to our Annual Report on Form 10-K for a complete description of our critical accounting estimates and assumptions.

GENERAL

Our revenues consist mainly of fees we charge customers for solid waste collection, transfer, disposal and recycling services. Our collection business also generates revenues from the sale of recyclable commodities, which have significant variability. A large part of our collection revenues comes from providing commercial, industrial and residential services. We frequently perform these services under service agreements, municipal contracts or franchise agreements with governmental entities. Our existing franchise agreements and all of our existing municipal contracts give us the exclusive right to provide specified waste services in the specified territory during the contract term. These exclusive arrangements are awarded, at least initially, on a competitive bid basis and subsequently on a bid or negotiated basis. We also provide residential collection services on a subscription basis with individual households. More than 50% of our revenues for the six months ended June 30, 2004 were derived from market areas where services are provided predominantly under exclusive franchise agreements, long-term municipal contracts and governmental certificates. Governmental certificates grant us perpetual and exclusive collection rights in the covered areas. Contracts with counties and municipalities and governmental certificates provide relatively consistent cash flow during the terms of the contracts. Because we bill most residential customers quarterly, subscription agreements also provide a stable source of revenues for us.

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

Cost of operations includes labor and benefits, tipping fees paid to third-party disposal facilities, equipment maintenance, workers' compensation, vehicle insurance, claims expense, third-party transportation expense, fuel, the cost of materials we purchase for recycling, district and state taxes and host community fees and royalties. Our single largest cost is labor, followed by third-party disposal, cost of vehicle maintenance, taxes and fees and fuel. We use a number of programs to reduce overall cost of operations, including increasing the use of automated routes to reduce labor and workers' compensation exposure, comprehensive maintenance and health and safety programs, and increasing the use of transfer stations to further enhance internalization rates. Our high-deductible insurance covers automobile liability, general liability, workers' compensation claims, automobile collision and employee group health claims. If we experience insurance claims or costs above or below our historically evaluated levels, our estimates could be materially affected.

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

At June 30, 2004, we had 285.6 million tons of permitted remaining airspace capacity and 83.3 million tons of deemed probable expansion airspace capacity at our 26 owned and operated landfills and landfills operated under life-of-site operating contracts. We do not measure remaining airspace capacity at the eight landfills we operate under contracts with finite terms. Based on remaining permitted capacity as of June 30, 2004, and projected annual disposal volumes, the average remaining landfill life for our owned landfills and landfills operated under life-of-site operating contracts is approximately 45 years. The operating contracts for which the contracted term is not the life of the landfill have expiration dates from 2004 to 2013.

The disposal tonnage that we received in the six months ended June 30, 2003 and 2004 at all of our landfills owned or operated during the respective period is shown below (tons in thousands):

                                                    June 30, 2003               June 30, 2004
                                               -----------------------     -----------------------
                                               Number of       Total       Number of       Total
                                                 Sites          Tons         Sites          Tons
                                               ---------     ---------     ---------     ---------
     Owned landfills or landfills operated
        under life-of-site contracts                  23         2,660            26         3,169
     Operated landfills under limited term
        operating agreements                           7           366             9           494
                                               ---------     ---------     ---------     ---------
                                                      30         3,026            35         3,663
                                               ---------     ---------     ---------     ---------

We capitalize some third-party expenditures related to pending acquisitions or development projects, such as legal, engineering and interest expenses. We expense indirect acquisition costs, such as executive and corporate overhead, public relations and other corporate services, as we incur them. We charge against net income any unamortized capitalized expenditures and advances (net of any portion that we believe we may recover, through sale or otherwise) that may become impaired, such as those that relate to any operation that is permanently shut down and any pending acquisition or landfill development project that we believe will not be completed. We routinely evaluate all capitalized costs, and expense those related to projects that we believe are not likely to succeed. At June 30, 2004, we had $0.1 million in capitalized expenditures relating to pending acquisitions.

We own undeveloped property in Harper County, Kansas, where we are seeking permits to construct and operate a municipal solid waste landfill. In 2002, we received a special use permit from Harper County for zoning the landfill and in 2003 we received a draft permit from the Kansas Department of Health and Environment to construct and operate the landfill. In July 2003, the District Court of Harper County invalidated the previously issued zoning permit. We have appealed the District Court's decision to invalidate the zoning permit. The Kansas Department of Health and Environment has notified us that it will not issue a final permit to construct and operate the landfill until the zoning matter is resolved. At June 30, 2004, we had $4.2 million of capitalized expenditures related to this landfill development project. Based on the advice of counsel, we believe that we will prevail in this matter and do not believe that an impairment of the capitalized expenditures exists. If we do not prevail on appeal, however, we will be required to expense in a future period the $4.2 million of capitalized expenditures, less the recoverable value of the undeveloped property and other amounts recovered, which would likely have a material adverse effect on our reported income for that period.

We periodically evaluate acquired assets for potential impairment indicators. If any impairment indicators are present, a test of recoverability is performed by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If the carrying values are in excess of undiscounted expected future cash flows, impairment is measured by comparing the fair value of the asset to its carrying value. If the fair value of an asset is determined to be less than the carrying amount of the asset or asset group, an impairment in the amount of the difference is recorded in the period that the impairment indicator occurs. As of June 30, 2004, there have been no adjustments to the carrying amounts of intangibles, including goodwill, resulting from these evaluations. As of June 30, 2004, goodwill and other intangible assets represented 47.1% of total assets and 97.0% of stockholders' equity.

NEW ACCOUNTING PRONOUNCEMENTS

For a description of the new accounting standards that affect us, see Note 2 to our Condensed Consolidated Financial Statements included under Part I, Item 1 of this Form 10-Q.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2004

The following table sets forth items in our consolidated statements of income as a percentage of revenues for the periods indicated.

                                     Three months ended             Six months ended
                                          June 30,                      June 30,
                                   -----------------------       -----------------------
                                     2003           2004           2003           2004
                                   --------       --------       --------       --------

Revenues                              100.0%         100.0%         100.0%         100.0%
Cost of operations                     55.8           56.6           55.8           56.8
Selling, general and
    administrative expenses             9.5            9.6            9.8           10.0
Depreciation and
    amortization expense                8.1            8.7            8.2            8.8
                                   --------       --------       --------       --------
Operating income                       26.6           25.1           26.2           24.4

Interest expense, net                  (5.6)          (3.2)          (5.9)          (3.9)
Other expense                          (0.1)          (1.0)          (0.1)          (0.5)
Minority interests                     (1.9)          (1.9)          (1.8)          (1.8)
Income tax expense                     (7.0)          (7.1)          (6.8)          (6.8)
Cumulative effect of change in
   accounting principle                --             --              0.1           --
                                   --------       --------       --------       --------
Net income                             12.0%          11.9%          11.7%          11.4%
                                   ========       ========       ========       ========

REVENUES. Total revenues increased $21.7 million, or 15.6%, to $160.6 million for the three months ended June 30, 2004, from $138.9 million for the three months ended June 30, 2003. Acquisitions closed subsequent to June 30, 2003 increased revenues approximately $15.1 million. Increases in recyclable commodity prices increased revenues by $1.2 million, and increased prices charged to our customers and volume changes in our existing business resulted in a net revenue increase of approximately $5.4 million. The volume increase was partially offset by exiting the roll-off business at our Georgia operations.

Revenues for the six months ended June 30, 2004 increased $42.5 million, or 15.9%, to $309.8 million from $267.3 million for the six months ended June 30, 2003. Acquisitions closed subsequent to June 30, 2003, and the full-period inclusion of revenues from acquisitions closed during the six months ended June 30, 2003, increased revenues approximately $30.7 million. Increases in recyclable commodity prices increased revenues by $2.1 million, and increased prices charged to our customers and volume changes in our existing business resulted in a net revenue increase of $9.7 million. The volume increase was partially offset by exiting the roll-off business at our Georgia operations and the loss of certain municipal contracts that expired subsequent to June 30, 2003, and were not renewed.

COST OF OPERATIONS. Total cost of operations increased $13.5 million, or 17.4%, to $90.9 million for the three months ended June 30, 2004, from $77.4 million for the three months ended June 30, 2003. Cost of operations for the six months ended June 30, 2004, increased $26.8 million, or 17.9%, to $176.0 million from $149.2 million for the six months ended June 30, 2003. The increases were primarily attributable to operating costs associated with acquisitions closed subsequent to June 30, 2003, increases in medical expenses for our self-insured employee health plans, higher fuel costs and increased expenses associated with higher collection volumes.

Cost of operations as a percentage of revenues increased 0.8 percentage points to 56.6% for the three months ended June 30, 2004, from 55.8% for the three months ended June 30, 2003. Cost of operations as a percentage of revenues for the six months ended June 30, 2004, increased 1.0 percentage point to 56.8% from 55.8% for the six months ended June 30, 2003. The increases as a percentage of revenues were primarily attributable to companies acquired subsequent to June 30, 2003, having operating margins below our company average associated with a higher mix of collection volumes, higher labor and other operating costs, increased fuel costs, increased medical expenses resulting from a higher volume of claims and an increase in the number of claims reaching our per claim deductible limits for our self-insured employee health plans.

SG&A. SG&A expenses increased $2.2 million, or 17.2%, to $15.4 million for the three months ended June 30, 2004, from $13.2 million for the three months ended June 30, 2003. SG&A expenses for the six months ended June 30, 2004 increased $4.9 million, or 19.1%, to $31.0 million from $26.1 million for the six months ended June 30, 2003. Our SG&A expenses for the three and six months ended June 30, 2004, increased from the prior year periods as a result of additional personnel from acquisitions closed subsequent to June 30, 2003, increased accounting expenses related to new corporate governance requirements, increased management information system expenses, increased employee bonus and stock compensation expense recognized in the three months ended June 30, 2004, and increased payroll tax expenses resulting from an increase in exercises of stock options during the first six months of 2004, partially offset by a decline in bad debt expense due to improved customer collections.

SG&A expenses as a percentage of revenues for the three months ended June 30, 2004, increased 0.1 percentage points to 9.6% from 9.5% for the three months ended June 30, 2003. SG&A as a percentage of revenues for the six months ended June 30, 2004, increased 0.2 percentage points to 10.0% from 9.8% for the six months ended June 30, 2003. The increases were primarily due to increased employee bonus and stock compensation expense and increased payroll tax expenses resulting from increases in exercises of stock options, partially offset by a decline in bad debt expense due to improved customer collections.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $2.6 million, or 22.8%, to $13.9 million for the three months ended June 30, 2004, from $11.3 million for the three months ended June 30, 2003. Depreciation and amortization expense for the six months ended June 30, 2004, increased $5.4 million, or 24.9%, to $27.3 million from $21.9 million for the six months ended June 30, 2003. The increases were primarily attributable to depreciation and depletion associated with acquisitions closed subsequent to June 30, 2003, increased depreciation expense resulting from new equipment acquired to support our base operations, increased amortization expense associated with intangible assets acquired in acquisitions closed subsequent to June 30, 2003, and increased depletion expense resulting from higher volumes at our landfill operations.

Depreciation and amortization expense as a percentage of revenues increased 0.6 percentage points to 8.7% for the three months ended June 30, 2004, from 8.1% for the three months ended June 30, 2003. Depreciation and amortization expense as a percentage of revenues for the six months ended June 30, 2004, increased
0.6 percentage points to 8.8% from 8.2% for the six months ended June 30, 2003. The increases in depreciation and amortization as a percentage of revenues were the result of depreciation expense associated with new equipment acquired subsequent to June 30, 2003, which replaced older equipment with lower depreciation costs, increased amortization expense associated with intangible assets acquired in acquisitions closed subsequent to June 30, 2003.

OPERATING INCOME. Operating income increased $3.4 million, or 9.1%, to $40.4 million for the three months ended June 30, 2004, from $37.0 million for the three months ended June 30, 2003. Operating income for the six months ended June 30, 2004 increased $5.3 million, or 7.6%, to $75.5 million from $70.2 million for the six months ended June 30, 2003. The increases were primarily attributable to the growth in revenues, partially offset by increased operating costs, recurring SG&A expenses to support the revenue growth, increases in employee bonus and stock compensation expense and increased depreciation and amortization expenses.

Operating income as a percentage of revenues decreased 1.5 percentage points to 25.1% for the three months ended June 30, 2004, from 26.6% for the three months ended June 30, 2003. Operating income as a percentage of revenues for the six months ended June 30, 2004, decreased 1.8 percentage points to 24.4% from 26.2% for the six months ended June 30, 2003. The decreases were due to the aforementioned percentage of revenue increases in cost of operations, SG&A expenses, and depreciation and amortization expenses.

INTEREST EXPENSE. Interest expense decreased $2.6 million, or 33.5%, to $5.2 million for the three months ended June 30, 2004, from $7.8 million for the three months ended June 30, 2003. Interest expense for the six months ended June 30, 2004, decreased $3.8 million, or 24.2%, to $12.0 million from $15.8 million for the six months ended June 30, 2003. The decreases were attributable to declines in our total outstanding debt balances and a decrease in the effective interest rate of our aggregate debt balance, due primarily to the expiration of two interest rate swap agreements in late 2003 that required fixed interest payments in excess of our variable rate borrowing cost.

The decrease in our total outstanding debt balance was primarily due to the redemption of our $150 million aggregate principal amount, 5.5% Convertible Subordinated Notes due 2006, which resulted in $123.6 million of the outstanding note principal being converted into our common stock, partially offset by additional borrowings to fund acquisitions and repurchases of our common stock.

OTHER EXPENSE. Other expense increased to $1.6 million for the three months ended June 30, 2004, from $0.2 million for the three months ended June 30, 2003. Other expense increased to $1.5 million for the six months ended June 30, 2004, from $0.2 million for the six months ended June 30, 2003. Other expense in the three and six months ended June 30, 2004, includes $1.5 million of costs associated with the redemption of our $150 million 5.5% Convertible Subordinated Notes due 2006. These redemption costs included early redemption premium payments and the write-off of a portion of the unamortized debt issuance costs. The remaining components of other expense in 2003 and 2004 were net losses incurred on the disposal of certain assets.

MINORITY INTERESTS. Minority interests increased $0.5 million, or 17.8%, to $3.1 million for the three months ended June 30, 2004, from $2.6 million for the three months ended June 30, 2003. Minority interest increased $0.8 million, or 16.6%, to $5.7 million for the six months ended June 30, 2004, from $4.9 million for the six months ended June 30, 2003. The increases in minority interests were due to increased earnings by our majority-owned subsidiaries.

PROVISION FOR INCOME TAXES. Income taxes increased $1.6 million, or 16.7%, to $11.4 million for the three months ended June 30, 2004, from $9.8 million for the three months ended June 30, 2003. Income taxes increased $2.8 million, or 15.0%, to $21.0 million for the six months ended June 30, 2004, from $18.2 million for the six months ended June 30, 2003. These increases were due to increased pre-tax earnings and an increase in our effective tax rate. Our effective tax rates for the three and six months ended June 30, 2004 were 37.3% and 37.2%, respectively, an increase from 37.0% in the prior year periods. The increase in our effective tax rate was due to the recognition of non-tax deductible expenses in 2004, partially offset by the reversal of certain tax contingencies that expired in the current year periods.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. Cumulative effect of change in accounting principle for the six months ended June 30, 2003, consisted of a $0.3 million gain, net of tax effects, resulting from our adoption of SFAS No. 143 on January 1, 2003. Our adoption of SFAS No. 143 required us to record a cumulative change in accounting for landfill closure and post-closure obligations retroactively to the date of the acquisition of each landfill.

NET INCOME. Net income increased $2.6 million, or 15.2%, to $19.2 million for the three months ended June 30, 2004, from $16.6 million for the three months ended June 30, 2003. Net income increased $4.1 million, or 12.9% to $35.4 million for the six months ended June 30, 2004, from $31.3 million for the six months ended June 30, 2004. The increases were primarily attributable to increased operating income and decreased interest expense, partially offset by increased minority interest expense, other expense and income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

Our business is capital intensive. Our capital requirements include fleet and containers, facilities, and expenditures for landfill cell construction, landfill development and landfill closure activities in the future. We plan to meet our capital needs through various financing sources, including internally generated funds, debt and equity financings.

As of June 30, 2004, we had a working capital deficit of $14.1 million, including cash and equivalents of $5.6 million. Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements to reduce our indebtedness under our credit facility and to minimize our cash balances.

In October 2003, we entered into a new credit facility to increase the maximum borrowings available to us to $575 million. This new credit facility consisted of a $400 million senior secured revolving credit facility with a syndicate of banks for which Fleet National Bank acts as agent and a $175 million senior secured term loan. In March 2004, we refinanced the senior secured term loan portion of our credit facility in order to reduce the effective borrowing cost. The applicable margin on the senior secured term loan was reduced by 25 basis points; all other terms remained consistent. In addition, we increased the amount outstanding under the senior secured term loan from $175 million to $200 million, resulting in an increase in the size of the facility to $600 million. The senior secured revolving credit facility matures in October 2008. The senior secured term loan requires annual principal payments equal to 1% of the initial term loan amount with all remaining outstanding amounts due October 2010. Under the new credit facility, there is no maximum amount of stand-by letters of credit that can be issued; however, the issuance of stand-by letters of credit reduces the amount of total borrowings available. We are able to increase the maximum borrowings under the new credit facility to $675 million, although no existing lender will have any obligation to increase its commitment, provided that no event of default, defined in the new credit facility, has occurred. The borrowings under the new credit facility bear interest at a rate per annum equal to, at our discretion, either the Fleet National Bank Base Rate plus applicable margin, or the LIBOR rate plus applicable margin. The applicable margin under the revolving credit facility varies depending on our leverage ratio. At June 30, 2004, the applicable margin on the term loan was 25 basis points in the case of loans based on the Base Rate and 175 basis points in the case of loans based on the LIBOR rate. Virtually all of our assets, including our interest in the equity securities of our subsidiaries, secure our obligations under the new credit facility.

The new credit facility places certain business, financial and operating restrictions on us relating to, among other things, additional indebtedness, investments, acquisitions, asset sales, mergers, dividends, distributions, and repurchases and redemption of capital stock. The new credit facility also requires that we maintain specified financial ratios and balances. As of June 30, 2004, we were in compliance with all applicable covenants in our outstanding credit facility. The credit facility also requires the lenders' approval of acquisitions in certain circumstances. We use the credit facility for acquisitions, capital expenditures, working capital, standby letters of credit and general corporate purposes. The $16.0 million increase in outstanding borrowings under our credit facility in 2004 was primarily due to our cash redemption of a portion of our $150 million aggregate principal amount, 5.5% Convertible Subordinated Notes due 2006 and our repurchase of outstanding common stock, offset by cash generated from operations and the proceeds from stock option exercises. If we are unable to incur additional indebtedness under our credit facility or obtain additional capital through future debt or equity financings, our rate of growth through acquisitions may decline.


As of June 30, 2004, we had the following contractual obligations (in thousands):

                                                    Principal Payments Due by Period
                                                    --------------------------------
                                             Less Than
Recorded Obligations           Total           1 Year        2 to 3 Years     4 to 5 Years     Over 5 Years
--------------------       ------------     ------------     ------------     ------------     ------------
Long-term debt (1)         $    476,050     $      8,624     $     15,622     $     65,838     $    385,966
                           --------------------------------------------------------------------------------
Total contractual cash
  obligations              $    476,050     $      8,624     $     15,622     $     65,838     $    385,966
                           ================================================================================

(1) Long-term debt payments include $44 million in principal payments due 2008 related to our senior secured revolving credit facility and $198 million in principal payments due 2010 related to our senior secured term loan, both under our credit facility. As of June 30, 2004, our credit facility allowed us to borrow up to $600 million.

                                                Amount of Commitment Expiration Per Period
                                                ------------------------------------------
                                             Less Than
Unrecorded Obligations           Total           1 Year        2 to 3 Years     4 to 5 Years     Over 5 Years
----------------------       ------------     ------------     ------------     ------------     ------------
Operating leases (2)       $     27,102     $      3,994     $      6,289     $      4,628     $     12,191
Unconditional purchase
  obligations(2)                 15,735           10,235            5,500             --               --
                           --------------------------------------------------------------------------------
Total commercial
  commitments              $     42,837     $     14,229     $     11,789     $      4,628     $     12,191
                           ================================================================================

(2) We are party to operating lease agreements and unconditional purchase obligations. These lease agreements and purchase obligations are established in the ordinary course of our business and are designed to provide us with access to facilities and products at competitive, market-driven prices. These arrangements have not materially affected our financial position, results of operations or liquidity during the three or six months ended June 30, 2004, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

We are party to stand-by letters of credit and financial surety bonds. These stand-by letters of credit and financial surety bonds are generally established to support our financial assurance needs and landfill operations. These arrangements have not materially affected our financial position, results of operations or liquidity during the six months ended June 30, 2004, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

The minority interest holders of one of our majority-owned subsidiaries have a currently exercisable option (the "put option") to require us to complete the acquisition of this majority-owned subsidiary by purchasing their minority ownership interests for fair market value. The put option calculates the fair market value of the subsidiary based on its current operating income before depreciation and amortization, as defined in the put option agreement. The put option does not have a stated termination date. At June 30, 2004, the minority interest holders' pro rata share of the subsidiary's fair market value is estimated to be worth between $69 million and $83 million. Because the put option is required at fair market value, no amounts have been accrued relative to the put option.

For the six months ended June 30, 2004, net cash provided by operating activities was $84.1 million. Of this amount, $4.1 million was provided by working capital for the period. The primary components of the reconciliation of net income to net cash provided by operations for the six months ended June 30, 2004, consist of non-cash expenses including $27.3 million of depreciation and amortization, $5.7 million of minority interest expense, $1.4 million of debt issuance cost amortization, and the deferral of $9.9 million of income tax expense resulting from temporary differences between the recognition of income and expenses for financial reporting and income tax purposes.

For the six months ended June 30, 2004, net cash used in investing activities was $41.6 million. Of this amount, $12.4 million was used to fund the cash portion of acquisitions and to pay a portion of acquisition costs that were included as a component of accrued liabilities at December 31, 2003. Cash used for capital expenditures was $33.9 million, which was primarily for investments in fixed assets, consisting of trucks, containers, other equipment and landfill development. Cash provided by investing activities included $3.9 million of net draws of restricted cash.

For the six months ended June 30, 2004, net cash used in financing activities was $42.3 million, which included $19.3 million of proceeds from stock option and warrant exercises, less $27.5 million of net payments under our various debt arrangements, $27.9 million to repurchase shares of our common stock, $5.9 million of cash distributions to minority interest holders and $0.3 million of debt issuance costs, primarily related to our amended credit facility.

We made approximately $33.9 million in capital expenditures for property and equipment during the six months ended June 30, 2004. We expect to make capital expenditures of approximately $70.0 million in 2004 in connection with our existing business. We intend to fund our planned 2004 capital expenditures principally through existing cash, internally generated funds, and borrowings under our existing credit facility. In addition, we may make substantial additional capital expenditures in acquiring solid waste collection and disposal businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity. We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities. We believe that our credit facility and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future.

From time to time we evaluate our existing operations and their strategic importance to us. If we determine that a given operating unit does not have future strategic importance, we may sell or otherwise dispose of those operations. Although we believe our operations would not be impaired by such dispositions, we could incur losses as a result.

SEASONALITY

Based on historic trends, we expect our operating results to vary seasonally, with revenues typically lowest in the first quarter, higher in the second and third quarters and lower in the fourth quarter than in the second and third quarters. We expect the fluctuation in our revenues between our highest and lowest quarters to be approximately 10% to 12%. This seasonality reflects the lower volume of solid waste generated during the late fall, winter and early spring months because of decreased construction and demolition activities during the winter months in the U.S. In addition, some of our operating costs may be higher in the winter months. Adverse winter weather conditions slow waste collection activities, resulting in higher labor and operational costs. Greater precipitation in the winter increases the weight of collected waste, resulting in higher disposal costs, which are calculated on a per ton basis.

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

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our market risk sensitive hedge positions and all other debt. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. We are exposed to cash flow risk due to changes in interest rates with respect to the net floating rate balances owed at June 30, 2003 and 2004, of $249.4 million and $202.4 million, respectively, including floating rate debt under our credit facility, our 2022 Notes, various floating rate notes payable to third parties and floating rate municipal bond obligations, offset by our debt effectively fixed under interest rate swap agreements. A one percentage point increase in interest rates on our variable-rate debt as of June 30, 2003 and 2004, would decrease our annual pre-tax income by approximately $2.5 million and $2.0 million, respectively. All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations.

We market a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals. We own and operate 26 recycling processing facilities and sell other collected recyclable materials to third parties for processing before resale. We often share the profits from our resale of recycled materials with other parties to our recycling contracts. For example, certain of our municipal recycling contracts in Washington, negotiated before we acquired those businesses, specify benchmark resale prices for recycled commodities. If the prices we actually receive for the processed recycled commodities collected under the contract exceed the prices specified in the contract, we share the excess with the municipality, after recovering any previous shortfalls resulting from actual market prices falling below the prices specified in the contract. To reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties. Although there can be no assurance of market recoveries, in the event of a decline, because of the provisions within certain of our contracts that pass commodity risk along to the customers, we believe, given historical trends and fluctuations in the recycling commodities market, that a 10% decrease in average recycled commodity prices from the prices that were in effect at June 30, 2004 would not materially affect our cash flows or pre-tax income.

ITEM 4.  CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

During the quarter ended June 30, 2004, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date they were evaluated in connection with the preparation of this quarterly report on Form 10-Q.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We own undeveloped property in Harper County, Kansas, where we are seeking permits to construct and operate a municipal solid waste landfill. In 2002, we received a special use permit from Harper County for zoning the landfill and in 2003 we received a draft permit from the Kansas Department of Health and Environment to construct and operate the landfill. In July 2003, the District Court of Harper County invalidated the previously issued zoning permit. We have appealed the District Court's decision to invalidate the zoning permit. The Court of Appeal heard oral arguments over our appeal on June 16, 2004. The Kansas Department of Health and Environment has notified us that it will not issue a final permit to construct and operate the landfill until the zoning matter is resolved. At June 30, 2004, we had $4.2 million of capitalized expenditures related to this landfill development project. Based on the advice of counsel, we believe that we will prevail in this matter and do not believe that an impairment of the capitalized expenditures exists. If we do not prevail on appeal, however, we will be required to expense in a future period the $4.2 million of capitalized expenditures, less the recoverable value of the undeveloped property and other amounts recovered, which would likely have a material adverse effect on our reported income for that period.

We are primarily self-insured for automobile liability, general liability and workers' compensation claims as a result of our high deductible programs. We are a party to various claims and suits pending for alleged damages to persons and property and alleged liabilities occurring during the normal operations of our solid waste management business. On October 31, 2003, our subsidiary, Waste Connections of Nebraska, Inc. was named as a defendant in the case of KAREN COLLERAN, CONSERVATOR OF THE ESTATE OF ROBERT ROONEY V. WASTE CONNECTIONS OF NEBRASKA, INC. The plaintiff seeks recovery for damages allegedly suffered by Father Robert Rooney when the bicycle he was riding collided with one of our garbage trucks in Valley County, Nebraska. The complaint alleges that Father Rooney suffered serious bodily injury, including traumatic brain injury. The plaintiff seeks recovery of past medical expenses of approximately $430,000 and an unspecified amount for future medical expenses and home healthcare, past pain and suffering, future pain and suffering, lost income, loss of earning capacity, and permanent injury and disability. Our primary defense is that the plaintiff is not entitled to any damages under Nebraska law because the negligence of Father Rooney was equal to or greater than any negligence on the part of our driver, and we intend to defend this case vigorously on these and other grounds. This case is in the early stages of discovery, and we have not accrued any potential loss as of June 30, 2004; however, an adverse outcome in this case coupled with a significant award to the plaintiff could have a material adverse effect on our reported income in the period incurred.

Additionally, we are a party to various legal proceedings resulting from the ordinary course of business and the extensive governmental regulation of the solid waste industry. Our management does not believe that these proceedings, either individually or in the aggregate, are likely to have a material adverse effect on our business, financial condition, operating results or cash flows.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On May 3, 2004, we announced that our Board of Directors had authorized a common stock repurchase program for the repurchase of up to $200 million of our common stock over a two-year period. Under the program, we may repurchase stock in the open market or in privately negotiated transactions from time to time at management's discretion. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of our common stock and overall market conditions. The table below reflects repurchases we have made as of June 30, 2004:

  (In thousands, except share and per share amounts; amounts below reflect our three-for-two split of our common stock in June 2004):

                                                                          Total Number                  Maximum
                                                                           of Shares              Approximate Dollar
                              Total Number            Average             Purchased as           Value of Shares that
                                of Shares           Price Paid          Part of Publicly         May Yet Be Purchased
Period                          Purchased            Per Share         Announced Program           Under the Program
------------------------------------------------------------------------------------------------------------------------
4/1/04 - 4/30/04                  283,350 (1)        $   27.17                 --                        N/A
5/1/04 - 5/31/04                  682,950 (2)            26.95              637,950                $       182,806
6/1/04 - 6/30/04                   63,000                27.99               63,000                        181,042
                      --------------------------------------------------------------------------------------------------
Total                           1,029,300            $   27.07              700,950                $       181,042

(1) These shares were purchased in open market transactions other than through a publicly announced program. This program was approved by our Board of Directors on February 25, 2004 and authorized us to repurchase up to approximately $45 million of our common stock from time to time.

(2) Under the program described in footnote 1 above, 45,000 shares of common stock were purchased in open market transactions on May 3, 2004.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(Amounts below reflect our three-for-two split of our common stock in June
2004.)

Our annual meeting of stockholders was held on May 26, 2004.

Ron J. Mittelstaedt was elected as a Class III director by the votes indicated below:

            Total Votes For:                 39,840,939

            Total Votes Withheld:             1,634,452

The term for Mr. Mittelstaedt will run until the date of our annual meeting of stockholders in 2007 and until a successor has been duly elected and qualified. Continuing in office as Class I directors, whose term runs until the annual meeting of stockholders in 2005 and until their successors have been duly elected and qualified, were Eugene V. Dupreau and Robert H. Davis. Continuing in office as Class II directors, whose term runs until the annual meeting of stockholders in 2006 and until their successors have been duly elected and qualified, were Michael W. Harlan and William J. Razzouk.

The following proposal was adopted at the annual meeting by the votes indicated below:

To approve the amendment of our Amended and Restated Certificate of Incorporation to (a) increase the authorized number of shares of common stock from 50,000,000 to 100,000,000 shares and (b) delete references to the Series A Preferred Stock which converted to common stock upon the completion of our initial public offering.

            Total Votes For:                 39,084,540

            Total Votes Against:              2,373,661

            Total Votes Abstained:               17,190

The following proposal was adopted at the annual meeting by the votes indicated below:

To approve the 2004 Equity Incentive Plan.

            Total Votes For:                 24,081,675

            Total Votes Against:             13,864,513

            Total Votes Abstained:               52,461

            Total Broker No-Vote:             3,476,742

The following proposal was adopted at the annual meeting by the votes indicated below:

To ratify the appointment of Ernst & Young LLP as our independent auditors for Waste Connections for the year 2004.

            Total Votes For:                 40,916,919

            Total Votes Against:                547,117

            Total Votes Abstained:               11,355

ITEM 5.  OTHER INFORMATION

     (a) In accordance with Rule 416(b) promulgated under the Securities Act of 1933, as amended (the "Securities Act"), the number of shares of our common stock registered for sale under the Securities Act by the following Registration Statements on Form S-8 has been deemed to be increased to include the shares of common stock issued in connection with our three-for-two stock split in the form of a 50% stock dividend effected on June 24, 2004 (the "Stock Split"), to the extent issued with respect to shares designated by such registration statements but unsold as of the date of the Stock Split: Registration Statement on Form S-8 (Reg. No. 333-102413) filed with the SEC on January 8, 2003; Registration Statement on Form S-8 (Reg. No. 333-90810) filed with the SEC on June 19, 2002; Registration Statement on Form S-8 (Reg. No. 333-83172) filed with the SEC on February 21, 2002; Registration Statement on Form S-8 (Reg. No. 333-42096) filed with the SEC on July 24, 2000; Registration Statement on Form S-8 (Reg. No. 333-72113) filed with the SEC on February 10, 1999; and Registration Statement on Form S-8 (Reg. No. 333-63407) filed with the SEC on September 15, 1998.

     (b) On July 20, 2004, our Board of Directors approved amendments to our Amended and Restated Bylaws that, among other things, affect the advance notice procedures by which stockholders may recommend nominees for our board of directors, as described in the Proxy Statement for our annual stockholders meeting held on May 26, 2004. As a result of such amendments, in order to be considered for inclusion in our proxy materials for future annual meetings of stockholders, notice of a stockholder's nomination of a person for election to the Board must be received by the Secretary of Waste Connections at our principal executive offices no later than the close of business (California time) on the one hundred twentieth (120th) day prior to the date which is the same month and day as the date of our proxy statement released to stockholders in connection with the previous year's annual meeting. To be considered timely, stockholder proposals submitted after this deadline must be delivered to or mailed and received at our principal executive offices no later than the close of business (California time) on the ninetieth (90th) day prior to the meeting of stockholders. The amendments to our Amended and Restated Bylaws did not otherwise materially change the procedures governing stockholder nominations of candidates for our Board of Directors described therein and in our most recent Proxy Statement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    EXHIBIT NUMBER       DESCRIPTION OF EXHIBITS
    --------------       -----------------------

      3.1 (r) Amended and Restated Certificate of Incorporation of the Registrant, in effect as of the date hereof

      3.2 Amended and Restated Bylaws of the Registrant, in effect as of the date hereof

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

      4.8 (i) (+)        Purchase Agreement between the Registrant and Deutsche
                         Bank Securities Inc., dated April 26, 2002

      4.9 (i) (+)        Registration Rights Agreement between the Registrant
                         and Deutsche Bank Securities Inc., dated as of April
                         30, 2002

      4.10 (r) Form of Note for the Registrant's new Floating Rate Convertible Subordinated Notes Due 2022

      4.11 (r) (+)       Form of Indenture between the Registrant, as Issuer,
                         and U.S. Bank National Association, as Trustee

     10.1 (d)            Second Amended and Restated 1997 Stock Option Plan

     10.2 (a)            Form of Option Agreement

     10.3 (a)            Form of Warrant Agreement

     10.4 (a)            Form of Stock Purchase Agreement dated as of September
                         30, 1997

     10.5 (c) Form of Third Amended and Restated Investors' Rights Agreement, dated as of December 31, 1998

     10.6 (e) Second Amended Employment Agreement between the Registrant and Darrell Chambliss, dated as of June 1, 2000

     10.7 (e) Second Amended Employment Agreement between the Registrant and Michael Foos, dated as of June 1, 2000

     10.8 (a) Employment Agreement between the Registrant and Steven Bouck, dated as of February 1, 1998

     10.9 (a)            Employment Agreement between the Registrant and Eugene
                         V. Dupreau, dated as of February 23, 1998

     10.10 (a)           Form of Indemnification Agreement entered into by the
                         Registrant and each of its directors and officers

    EXHIBIT NUMBER       DESCRIPTION OF EXHIBITS
    --------------       -----------------------

     10.11 (b) (+)       Loan Agreement, dated as of June 1, 1998, between
                         Madera Disposal Systems, Inc. and the California
                         Pollution Control Financing Authority

     10.12 (b)           Employment Agreement between the Registrant and David
                         M. Hall, dated as of July 8, 1998

     10.13 (g)           Employment Agreement between the Registrant and James
                         M. Little, dated as of September 13, 1999

     10.14 (g)           Employment Agreement between the Registrant and Jerri
                         L. Hunt, dated as of October 25, 1999

     10.15 (j)           Employment Agreement between the Registrant and Kenneth
                         O. Rose, dated as of May 1, 2002

     10.16 (j)           Employment Agreement between the Registrant and Robert
                         D. Evans, dated as of May 10, 2002

     10.17 (k)           2002 Senior Management Equity Incentive Plan

     10.18 (k)           2002 Stock Option Plan

     10.19 (l)           2002 Restricted Stock Plan

     10.20 (m)           Consultant Incentive Plan

     10.21 (n)           Employment Agreement between the Registrant and David
                         G. Eddie, dated as of May 15, 2001

     10.22 (n)           Employment Agreement between the Registrant and
                         Worthing F. Jackman, dated as of April 11, 2003

     10.23 (o)           Amended and Restated Revolving Credit and Term Loan
                         Agreement dated as of October 22, 2003

     10.24 (p)           Refinancing Facility Amendment to Amended and Restated
                         Revolving Credit and Term Loan Agreement dated as of
                         March 2, 2004

     10.25 (q)           Second Amended and Restated Employment Agreement
                         between the Registrant and Ronald J. Mittelstaedt, dated March 1, 2004

     10.26 Amendment No. 2 to Amended and Restated Revolving Credit and Term Loan Agreement, dated May 4, 2004

     10.27               Nonqualified Deferred Compensation Plan, dated July 1,
                         2004

     10.28               2004 Equity Incentive Plan, as amended and restated
                         July 20, 2004

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

     32                  Certificate of Chief Executive Officer and Chief
                         Financial Officer

          (a) Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-1, Registration No. 333-48029.

          (b) Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-4, Registration No. 333-59199.

          (c) Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-4, Registration No. 333-65615.

          (d) Incorporated by reference to the exhibit filed with the Registrant's Form S-8, filed on July 24, 2000.

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

          (q) Incorporated by reference to the exhibit filed with the Registrant's Form 10-Q filed on April 22, 2004.

          (r) Incorporated by reference to the exhibit filed with the Registrant's Form T-3 filed on June 16, 2004.

          (+) Filed without exhibits and schedules (to be provided supplementally on request of the Commission).

(b) Reports on Form 8-K:

      On April 15, 2004, we filed a report on Form 8-K announcing the completion of the redemption of our $150 million aggregate principal amount, 5.5% Convertible Subordinated Notes due 2006.

      On April 22, 2004, we filed a report on Form 8-K announcing the results of our earnings for the first quarter of 2004.

      On April 22, 2004, we filed a report on Form 8-K providing estimates for certain components of our results of operations for the second quarter of 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      WASTE CONNECTIONS, INC.


                                      BY:     /s/  Ronald J. Mittelstaedt
                                           -------------------------------------
Date:  July 22, 2004                       Ronald J. Mittelstaedt,
                                           President and Chief Executive Officer


                                      BY:    /s/  Steven F. Bouck
                                           -------------------------------------
Date:  July 22, 2004                       Steven F. Bouck,
                                           Executive Vice President and Chief
                                           Financial Officer