Form 10-Q
period 2004-09-30
WASTE CONNECTIONS INC/DE
filed 2004-10-22
CIK 1057058

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

                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

     As of October 14, 2004:            47,968,208 shares of common stock
================================================================================

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets - December 31, 2003 and
        September 30, 2004

     Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2003 and 2004

     Condensed Consolidated Statement of Stockholders' Equity and
        Comprehensive Income for the nine months ended September 30, 2004

     Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2004

      Notes to Condensed Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Item 4.  Controls and Procedures


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.  Exhibits


Signatures

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                             WASTE CONNECTIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
               (In thousands, except share and per share amounts)

                                                                      December 31,      September 30,
ASSETS                                                                    2003              2004
                                                                      ------------      ------------
Current assets:
      Cash and equivalents                                            $      5,276      $      4,977
      Accounts receivable, less allowance for doubtful
            accounts of $2,570 and $2,434 at December 31, 2003
            and September 30, 2004, respectively                            72,474            77,898
      Prepaid expenses and other current assets                             11,270            11,551
                                                                      ------------      ------------
            Total current assets                                            89,020            94,426

Property and equipment, net                                                613,225           635,999
Goodwill, net                                                              590,054           603,489
Intangible assets, net                                                      64,784            68,440
Restricted cash                                                             17,734            13,777
Other assets, net                                                           21,135            21,066
                                                                      ------------      ------------
                                                                      $  1,395,952      $  1,437,197
                                                                      ============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                $     38,682      $     40,729
      Accrued liabilities                                                   31,920            35,863
      Deferred revenue                                                      23,738            25,966
      Current portion of long-term debt and notes payable                    9,740            10,105
                                                                      ------------      ------------
            Total current liabilities                                      104,080           112,663

Long-term debt and notes payable                                           601,891           452,483
Other long-term liabilities                                                  8,400             8,247
Deferred income taxes                                                      120,162           135,582
                                                                      ------------      ------------
           Total liabilities                                               834,533           708,975

Commitments and contingencies
Minority interests                                                          23,925            24,052

Stockholders' equity:
Common stock: $0.01 par value; 50,000,000 and 100,000,000
      shares authorized at December 31, 2003 and September 30,
      2004, respectively; 43,000,182 and 47,861,766 shares issued and outstanding at December 31, 2003 and September 30,
      2004, respectively                                                       430               479
Additional paid-in capital                                                 348,003           456,950
Deferred stock compensation                                                   (436)           (1,902)
Retained earnings                                                          189,094           246,918
Accumulated other comprehensive income                                         403             1,725
                                                                      ------------      ------------
      Total stockholders' equity                                           537,494           704,170
                                                                      ------------      ------------
                                                                      $  1,395,952      $  1,437,197
                                                                      ============      ============

                             See accompanying notes.

                             WASTE CONNECTIONS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
               (In thousands, except share and per share amounts)


                                                     Three months ended                   Nine months ended
                                                        September 30,                       September 30,
                                               ------------------------------      ------------------------------
                                                   2003              2004              2003              2004
                                               ------------      ------------      ------------      ------------
Revenues                                       $    146,178      $    165,444      $    413,515      $    475,263

Operating expenses:
     Cost of operations                              82,407            92,006           231,655           267,958
     Selling, general and administrative             13,702            16,104            39,762            47,143
     Depreciation and amortization                   12,293            14,551            34,155            41,846
                                               ------------      ------------      ------------      ------------
Operating income                                     37,776            42,783           107,943           118,316

Interest expense                                     (8,002)           (4,928)          (23,838)          (16,925)
Other income (expense)                                   12               184              (155)           (1,312)
                                               ------------      ------------      ------------      ------------
Income before income tax provision and
     minority interests                              29,786            38,039            83,950           100,079

Minority interests                                   (2,932)           (3,309)           (7,807)           (8,995)
                                               ------------      ------------      ------------      ------------
Income before income tax provision                   26,854            34,730            76,143            91,084

Income tax provision                                 (9,882)          (12,279)          (28,119)          (33,260)
                                               ------------      ------------      ------------      ------------
Income before cumulative effect of change
     in accounting principle                         16,972            22,451            48,024            57,824

Cumulative effect of change in accounting
     principle, net of tax expense of $166             --                --                 282              --
                                               ------------      ------------      ------------      ------------

Net income                                     $     16,972      $     22,451      $     48,306      $     57,824
                                               ============      ============      ============      ============


Basic earnings per common share:
     Income before cumulative effect of
         change in accounting principle        $       0.40      $       0.47      $       1.13      $       1.25
     Cumulative effect of change in
         accounting principle                          --                --                0.01              --
                                               ------------      ------------      ------------      ------------
     Net income per common share               $       0.40      $       0.47      $       1.14      $       1.25
                                               ============      ============      ============      ============

Diluted earnings per common share:
     Income before cumulative effect of
         change in accounting principle        $       0.37      $       0.46      $       1.06      $       1.20
     Cumulative effect of change in
         accounting principle                          --                --                0.01              --
                                               ------------      ------------      ------------      ------------
     Net income per common share               $       0.37      $       0.46      $       1.07      $       1.20
                                               ============      ============      ============      ============


Shares used in the per share calculations:
     Basic                                       42,627,645        47,725,447        42,384,377        46,152,184
                                               ============      ============      ============      ============
     Diluted                                     49,426,433        48,966,181        49,206,116        49,538,370
                                               ============      ============      ============      ============

                             See accompanying notes.

                             WASTE CONNECTIONS, INC.
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                      Nine Months Ended September 30, 2004
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                   STOCKHOLDERS' EQUITY
                                                     ------------------------------------------------------------------------------
                                                                                           ACCUM-
                                                                                           ULATED
                                                                                           OTHER   DEFERRED
                                                          COMMON STOCK       ADDITIONAL    COMPRE-  STOCK
                                    COMPREHENSIVE    ---------------------     PAID-IN     HENSIVE  COMPEN-    RETAINED
                                        INCOME          SHARES      AMOUNT     CAPITAL     INCOME   SATION     EARNINGS     TOTAL
                                     ------------    ------------    -----    ---------    ------   -------    --------   ---------
Balances at December 31, 2003                          43,000,182    $ 430    $ 348,003    $  403   $  (436)   $189,094   $ 537,494

Issuance of common stock
   warrants to consultants                                     --       --          249        --        --          --         249
Conversion of 2006 Notes, net of
   issuance costs of $1,729                             4,876,968       49      121,870        --        --          --     121,919
Vesting of restricted stock                                 7,394       --           --        --        --          --          --
Cancellation of unvested
   restricted stock                                            --       --         (160)       --        66          --         (94)
Issuance of unvested restricted
   stock                                                       --       --        2,242        --    (2,242)         --          --
Amortization of deferred stock
   compensation                                                --       --           --        --       710          --         710
Exercise of stock options and
   warrants, including tax benefit
   of $6,099                                            1,827,959       18       35,935        --        --          --      35,953
Repurchase of common stock                             (1,850,737)     (18)     (51,189)       --        --          --     (51,207)
Net income                           $     57,824              --       --           --        --        --      57,824      57,824

Changes in fair value of interest
rate swaps, net of $784 of tax
   effect                                   1,322              --       --           --     1,322        --          --       1,322
                                     ------------
Comprehensive income                 $     59,146              --       --           --        --        --          --        --
                                     ============    ------------    -----    ---------    ------   -------    --------   ---------
Balances at September 30, 2004                         47,861,766    $ 479    $ 456,950    $1,725   $(1,902)   $246,918   $ 704,170
                                                     ============    =====    =========    ======   =======    ========   =========

                                                                          See accompanying notes.

                                       3

                             WASTE CONNECTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                        Nine months ended
                                                                           September 30,
                                                                    --------------------------
                                                                       2003            2004
                                                                    ----------      ----------
Cash flows from operating activities:

Net income                                                          $   48,306      $   57,824
Adjustments to reconcile net income to
   net cash provided by operating activities:
     Loss on disposal of assets                                            276             119
     Depreciation                                                       33,034          39,979
     Amortization of intangibles                                         1,120           1,867
     Deferred income taxes, net of acquisitions                         14,060          15,420
     Minority interests                                                  7,807           8,995
     Cumulative effect of change in accounting principle                  (448)           --
     Amortization of debt issuance costs                                 1,786           1,740
     Stock-based compensation                                              151             736
     Interest income on restricted cash                                   (230)           (206)
     Closure and post-closure accretion                                    324             308
     Net change in operating assets and liabilities, net of
          acquisitions                                                   8,457           9,699
                                                                    ----------      ----------
Net cash provided by operating activities                              114,643         136,481
                                                                    ----------      ----------

Cash flows from investing activities:
     Payments for acquisitions, net of cash acquired                   (78,035)        (13,737)
     Capital expenditures for property and equipment                   (44,972)        (56,201)
     Proceeds from disposal of assets                                      907             718
     Net change in other assets                                         (6,283)          4,174
                                                                    ----------      ----------
Net cash used in investing activities                                 (128,383)        (65,046)
                                                                    ----------      ----------

Cash flows from financing activities:
     Proceeds from long-term debt                                       88,940         127,000
     Principal payments on notes payable and long-term debt            (72,350)       (167,962)
     Distributions to minority interest holders                         (7,938)         (8,869)
     Proceeds from option and warrant exercises                          8,124          29,760
     Payments for repurchase of common stock                              --           (51,206)
     Debt issuance costs                                                   (76)           (457)
                                                                    ----------      ----------
Net cash provided by (used in) financing activities                     16,700         (71,734)
                                                                    ----------      ----------

Net increase (decrease) in cash and equivalents                          2,960            (299)
Cash and equivalents at beginning of period                              4,067           5,276
                                                                    ----------      ----------
Cash and equivalents at end of period                               $    7,027      $    4,977
                                                                    ==========      ==========

Non-cash financing activity:
Liabilities assumed and notes payable issued to sellers of
     businesses acquired                                            $   22,827      $   15,661

Conversion of 2006 Convertible Subordinated Notes to equity         $     --        $  123,648

                             See accompanying notes.

                             WASTE CONNECTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
           (In thousands, except share, per share and per ton amounts)

1. BASIS OF PRESENTATION AND SUMMARY

The accompanying condensed consolidated financial statements relate to Waste Connections, Inc. and its subsidiaries (the "Company") as of September 30, 2004 and for the three and nine month periods ended September 30, 2003 and 2004. The consolidated financial statements of the Company include the accounts of Waste Connections, Inc. and its wholly-owned and majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The Company's consolidated balance sheet as of September 30, 2004, the consolidated statements of income for the three and nine months ended September 30, 2003 and 2004, the consolidated statements of stockholders' equity and comprehensive income for the nine months ended September 30, 2004, and the consolidated statements of cash flows for the nine months ended September 30, 2003 and 2004 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented. The consolidated financial statements presented herein should be read in conjunction with the Company's 2003 annual report on Form 10-K.

In preparing the Company's financial statements, several estimates and assumptions are made that affect the accounting for and recognition of assets, liabilities, revenues and expenses. These estimates and assumptions must be made because certain of the information that is used in the preparation of the Company's financial statements is dependent on future events, cannot be calculated with a high degree of precision from data available or is simply not capable of being readily calculated based on generally accepted methodologies. In some cases, these estimates are particularly difficult to determine and the Company must exercise significant judgment. The most difficult, subjective and complex estimates and the assumptions that deal with the greatest amount of uncertainty are related to the Company's accounting for landfills and asset impairments. One additional area that involves estimation is when the Company estimates the amount of potential exposure it may have with respect to litigation, claims under our self-insurance program and assessments in accordance with SFAS No. 5, Accounting for Contingencies. Actual results for all estimates could differ materially from the estimates and assumptions that the Company uses in the preparation of its financial statements.

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

EITF 04-8

In October 2004, the FASB reached a consensus on EITF Issue 04-8 ("EITF 04-8") which requires contingently convertible debt instruments and other contingently convertible instruments to be included in diluted earnings per share calculations (if dilutive). The EITF requires restatement of all periods during which the instrument was outstanding. The EITF is effective for periods ending after December 15, 2004. The Company is currently evaluating the impact of adopting EITF 04-8 on the Company's financial statements.

3. STOCK SPLIT

On May 26, 2004, the Company announced that its Board of Directors had declared a three-for-two stock split of its common stock, in the form of a 50% stock dividend to stockholders of record on June 10, 2004. Shares resulting from the split were distributed on June 24, 2004 (payment date). Shares, share price, per share amounts, common stock at par value and capital in excess of par value have been restated to reflect the effect of the stock split for all periods presented in this Form 10-Q. As a result of the stock split, fractional shares equal to 837 whole shares were repurchased at a price of $23, or an average price per share of $28.13.

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

The following table summarizes the Company's pro forma net income and pro forma basic and diluted earnings per share for the three and nine months ended September 30, 2003 and 2004:

                                                   Three months ended               Nine months ended
                                                      September 30,                   September 30,
                                               --------------------------      --------------------------
                                                  2003            2004            2003            2004
                                               ----------      ----------      ----------      ----------
Net income, as reported                        $   16,972      $   22,451      $   48,306      $   57,824
Add: stock-based employee compensation
   expense included in reported net
   income, net of related tax effects                  61             178              96             463
Deduct: total stock-based employee
   compensation expense determined
   under fair value method for all awards,
   net of related tax effects                      (1,780)         (2,065)         (5,246)         (6,319)
                                               ----------------------------------------------------------
Pro forma net income                           $   15,253      $   20,564      $   43,156      $   51,968
                                               ==========================================================

Earnings per share:
   Basic - as reported                         $     0.40      $     0.47      $     1.14      $     1.25
   Basic - pro forma                           $     0.36      $     0.43      $     1.02      $     1.15

   Diluted - as reported                       $     0.37      $     0.46      $     1.07      $     1.20
   Diluted - pro forma                         $     0.34      $     0.42      $     0.97      $     1.09

5. LANDFILL ACCOUNTING

At September 30, 2004, the Company owned 21 landfills, and operated, but did not own, five landfills under life-of-site operating contracts and eight landfills under operating contracts with finite terms. The Company also owns two Subtitle D landfill sites that are permitted for operation, but not constructed as of September 30, 2004. In October 2004, the Company gave notice to terminate the contract for one landfill with a finite term, from which the Company generated approximately $900 of annualized revenues. The contract for this landfill will now expire in the second quarter of 2005. The Company's landfills have site costs with a net book value of $392,216 at September 30, 2004. With the exception of two owned landfills that only accept construction and demolition waste, all landfills that the Company owns or operates are Subtitle D landfills. For the Company's eight landfills operated under contracts with finite terms, the owner of the property, generally a municipality, usually owns the permit and is generally responsible for closure and post-closure obligations. The Company is responsible for all closure and post-closure liabilities for four of the five operating landfills that it operates under life-of-site operating contracts.

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

The Company is currently seeking to expand permitted capacity at seven of its owned landfills and four landfills that it operates under life-of-site operating contracts, and considers the achievement of these expansions to be probable. Although the Company cannot be certain that all future expansions will be permitted as designed, the average remaining life, when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume, of the Company's owned landfills and landfills operated under life-of-site operating contracts is 56 years, with lives ranging from 2 to 263 years.

The Company uses the units-of-production method to calculate the depletion rate at the landfills it owns and the landfills it operates under life-of-site operating contracts. This methodology divides the costs associated with acquiring, permitting and developing the permitted and deemed permitted areas of the landfill by the total remaining permitted and probable expansion disposal capacity of that landfill. The resulting per unit depletion rate is applied to each ton of waste disposed at the landfill and is recorded as expense for that period. During the nine months ended September 30, 2003 and 2004, the Company expensed approximately $9,665 and $11,461, respectively, or an average of $2.30 and $2.33 per ton consumed, respectively, related to landfill depletion.

The Company reserves for closure and post-closure maintenance obligations at the landfills it owns and certain landfills it operates under life-of-site operating contracts. Final capping costs are included in the calculation of closure and post-closure liabilities. The Company calculates the net present value of its closure and post-closure commitments recorded in 2004 assuming a 2.5% inflation rate and a 7.5% discount rate. The resulting closure and post-closure obligation is recorded on the balance sheet as an addition to site costs and amortized to depletion expense as the landfill's airspace is consumed. During the nine months ended September 30, 2003 and 2004, the Company expensed approximately $324 and $308, respectively, or an average of $0.08 and $0.06 per ton consumed, respectively, related to closure and post-closure accretion expense.

The following is a reconciliation of the Company's closure and post-closure liability balance from December 31, 2003 to September 30, 2004:

     Closure and post-closure liability at December 31, 2003         $   5,479
     Changes resulting from adjustments to the timing or amount
          of undiscounted cash flows                                      (880)
     Liabilities incurred                                                  319
     Accretion expense                                                     308
                                                                     ---------
     Closure and post-closure liability at September 30, 2004        $   5,226
                                                                     =========

At September 30, 2004, $11,948 of the Company's restricted cash balance was for purposes of settling future closure and post-closure liabilities.

6. ACQUISITIONS

During the nine months ended September 30, 2004, the Company acquired nine non-hazardous solid waste collection and disposal businesses. Aggregate consideration for the acquisitions consisted of $11,276 in cash (net of cash acquired), $4,346 in notes payable to sellers, common stock warrants valued at $223, and the assumption of debt totaling $11,220.

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

As of September 30, 2004, the Company had eight acquisitions for which purchase price allocations were preliminary, mainly as a result of pending working capital valuations. The Company believes the potential changes to its preliminary purchase price allocations will not have a material impact on its financial condition, results of operations or cash flows.

A summary of the preliminary purchase price allocations for the acquisitions consummated in the nine months ended September 30, 2004 is as follows:

Acquired assets:
  Accounts receivable                                             $  1,136
  Prepaid expenses and other current assets                             68
  Property and equipment                                             9,488
  Goodwill                                                          13,904
  Long-term franchise agreements and contracts                       5,127
  Other intangibles                                                    299
  Non-competition agreements                                           122
Assumed liabilities:
  Accounts payable                                                  (1,377)
  Accrued liabilities                                               (1,687)
  Deferred taxes                                                      (143)
  Debt and other liabilities assumed                               (15,661)
                                                                  --------
  Total cash consideration, net                                   $ 11,276
                                                                  ========

During the nine months ended September 30, 2004, the Company paid $2,684 of acquisition-related liabilities accrued at December 31, 2003.

The nine acquisitions acquired in the nine months ended September 30, 2004 were not significant to the Company's results of operations.

Goodwill and long-term franchise agreements, contracts, and other intangibles acquired in the nine months ended September 30, 2004 totaling $12,721 and $5,134, respectively, are expected to be deductible for tax purposes.

7. INTANGIBLE ASSETS

Intangible assets, exclusive of goodwill, consist of the following as of September 30, 2004:

                                                Gross                    Net
                                               Carrying  Accumulated   Carrying
                                                Amount   Amortization   Amount
                                               --------    --------    --------
     Amortizable intangible assets:
       Long-term franchise agreements
          and contracts                        $ 51,731    $ (3,268)   $ 48,463
       Non-competition agreements                 4,084      (2,947)      1,137
       Other, net                                 2,714      (1,076)      1,638
                                               --------    --------    --------
                                                 58,529      (7,291)     51,238
     Nonamortized intangible assets:
       Indefinite-lived intangible assets        17,202        --        17,202
                                               --------    --------    --------
     Intangible assets, exclusive of goodwill  $ 75,731    $ (7,291)   $ 68,440
                                               ========    ========    ========

The weighted-average amortization periods for long-term franchise agreements, non-competition agreements and other intangibles acquired during the nine months ended September 30, 2004 are 21.3 years, 5 years and 10 years, respectively.

Estimated future amortization expense of amortizable intangible assets for the next five years is as follows:

     For the year ended December 31, 2004                        $ 2,453
     For the year ended December 31, 2005                          2,387
     For the year ended December 31, 2006                          2,208
     For the year ended December 31, 2007                          1,969
     For the year ended December 31, 2008                          1,775

8. LONG-TERM DEBT

Long-term debt consists of the following:

                                                                               December 31,    September 30,
                                                                                   2003            2004
                                                                                ----------      ----------
     Revolver under Credit Facility, bearing interest ranging from              $   53,000      $   31,500
        2.8% to 4.8%*
     Term Loan under Credit Facility, bearing interest ranging                     175,000         200,000
        from 2.9% to 3.4%*
     2006 Convertible Subordinated Notes, bearing interest                         150,000            --
        at 5.5%
     2022 Floating Rate Convertible Subordinated Notes, bearing                    175,000         175,000
        interest ranging from 1.6% to 2.2%*
     2001 Wasco Bonds, bearing interest ranging from 6.5% to 7.3%*                  13,600          12,560
     California Tax-Exempt Bonds, bearing interest ranging from
        1.0% to 1.8*                                                                28,970          25,685
     Notes payable to sellers in connection with acquisitions,
         unsecured, bearing interest at 5.5% to 9.0%*, principal
         and interest payments due periodically with due dates
         ranging from 2004 to 2012                                                   5,356           8,433
     Notes payable to third parties, secured by substantially all assets of certain subsidiaries of the Company, bearing interest at 6.0% to
         11.0%*, principal and interest payments
         due periodically with due dates ranging from 2004 to 2010                  10,705           9,410
                                                                                ----------      ----------
                                                                                   611,631         462,588
     Less - current portion                                                         (9,740)        (10,105)
                                                                                ----------      ----------
                                                                                $  601,891      $  452,483
                                                                                ==========      ==========

      *Interest rates in the table above represent the range of interest rates incurred during the nine month period ended September 30, 2004.

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

In the third quarter of 2004, the Company completed an exchange offer with respect to all of its $175,000 aggregate principal amount Floating Rate Convertible Subordinated Notes due 2022 (the "2022 Notes"). The Company offered to exchange $1 in principal amount of new 2022 Notes for each $1 in principal amount of its old 2022 Notes accepted for exchange. Through the exchange offer, the Company updated certain features of the old 2022 Notes with terms that are now prevalent in the convertible note market. These features include required payment of the redemption value in cash, a required net share settle of the conversion value in excess of the redemption value of the notes and dividend protection provisions. The dividend protection provisions provide a lowering of the conversion price if a dividend is issued while the notes are still outstanding. The initial conversion price of the new 2022 Notes is $32.26 per share, which is equal to approximately 30.9981 shares per $1 in principal amount of new 2022 New Notes, and reflects the Company's three-for-two split of its common stock in June 2004. No other material terms of the 2022 notes, including maturity date and interest rate, were changed.

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

9. DILUTED EARNINGS PER SHARE CALCULATION

The following table sets forth the numerator and denominator used in the computation of diluted earnings per common share:

                                                      Three months ended                Nine months ended
                                                         September 30,                     September 30,
                                                 -----------------------------     -----------------------------
                                                     2003             2004             2003             2004
                                                 ------------     ------------     ------------     ------------
Numerator:
   Net income for basic earnings per share       $     16,972     $     22,451     $     48,306     $     57,824
   Interest expense on convertible
     subordinated notes due 2006, net of tax
     effects                                            1,476             --              4,427            1,707
                                                 ---------------------------------------------------------------
   Net income for diluted earnings per share     $     18,448     $     22,451     $     52,733     $     59,531
                                                 ===============================================================

Denominator:
   Basic shares outstanding                        42,627,645       47,725,447       42,384,377       46,152,184
   Dilutive effect of convertible
     subordinated notes due 2006                    5,917,163             --          5,917,163        2,275,832
   Dilutive effect of options and warrants            878,595        1,208,960          899,377        1,088,212
   Dilutive effect of restricted stock                  3,030           31,774            5,199           22,142
                                                 ---------------------------------------------------------------
   Diluted shares outstanding                      49,426,433       48,966,181       49,206,116       49,538,370
                                                 ===============================================================

For the three months ended September 30, 2003 and 2004, stock options and warrants to purchase 31,250 and 750 shares, respectively, were excluded from the computation of diluted earnings per share as they were anti-dilutive. For the nine months ended September 30, 2003 and 2004, stock options and warrants to purchase 46,250 and 2,700 shares, respectively, were excluded from the computation of diluted earnings per share as they were anti-dilutive.

10. COMPREHENSIVE INCOME

Comprehensive income includes changes in the fair value of interest rate swaps that qualify for hedge accounting. The difference between net income and comprehensive income for the three and nine months ended September 30, 2003 and 2004 is as follows:

                                                     Three months ended         Nine months ended
                                                        September 30,             September 30,
                                                    ---------------------     ---------------------
                                                      2003         2004         2003         2004
                                                    --------     --------     --------     --------
Net income                                          $ 16,972     $ 22,451     $ 48,306     $ 57,824
Unrealized gain on interest rate swaps, net of
   tax expense of $1,154 and $1,872 for the
   three months ended September 30, 2003
   and 2004, respectively, and $1,857 and $784
   for the nine months ended September 30, 2003
   and 2004, respectively                              1,963        3,174        3,075        1,322
                                                    --------     --------     --------     --------
Comprehensive income                                $ 18,935     $ 25,625     $ 51,381     $ 59,146
                                                    ========     ========     ========     ========


The components of other comprehensive income and related tax effects for the three and nine months ended September 30, 2003 and 2004 are as follows:

                                                                  Three months ended September 30, 2003
                                                            ------------------------------------------------
                                                                Gross          Tax effect        Net of tax
                                                            ------------------------------------------------
Amounts reclassified into earnings                          $      1,842     $        682     $      1,160

Changes in fair value of interest rate swaps                       1,275              472              803
                                                            ------------------------------------------------
                                                            $      3,117     $      1,154     $      1,963
                                                            ================================================

                                                                  Three months ended September 30, 2004
                                                            ------------------------------------------------
                                                                Gross          Tax effect        Net of tax
                                                            ------------------------------------------------
Amounts reclassified into earnings                          $        647     $        239     $        408

Changes in fair value of interest rate swaps                       4,399            1,633            2,766
                                                            ------------------------------------------------
                                                            $      5,046     $      1,872     $      3,174
                                                            ================================================

                                                                   Nine months ended September 30, 2003
                                                            ------------------------------------------------
                                                                Gross          Tax effect        Net of tax
                                                            ------------------------------------------------
Amounts reclassified into earnings                          $      5,379      $      1,990      $      3,389
Changes in fair value of interest rate swaps                        (447)             (133)             (314)
                                                            ------------------------------------------------
                                                            $      4,932      $      1,857      $      3,075
                                                            ================================================


                                                                   Nine months ended September 30, 2004
                                                            ------------------------------------------------
                                                               Gross          Tax effect        Net of tax
                                                            ------------------------------------------------
Amounts reclassified into earnings                          $      2,013      $        746      $      1,267
Changes in fair value of interest rate swaps                          93                38                55
                                                            ------------------------------------------------
                                                            $      2,106      $        784      $      1,322
                                                            ================================================

11. SHARE REPURCHASE PROGRAM

On May 3, 2004, the Company announced that its Board of Directors had authorized a common stock repurchase program for the repurchase of up to $200,000 of common stock over a two-year period. Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management's discretion. The timing and amounts of any repurchases will depend on many factors, including the Company's capital structure, the market price of the common stock and overall market conditions. As of September

30, 2004, the Company had repurchased 1,850,737 shares of its common stock under this program at a cost of $51,207.

12. COMMITMENTS AND CONTINGENCIES

The Company owns undeveloped property in Harper County, Kansas where it is seeking permits to construct and operate a municipal solid waste landfill. In 2002, the Company received a special use permit from Harper County for zoning the landfill and in 2003 it received a draft permit from the Kansas Department of Health and Environment to construct and operate the landfill. In July 2003, the District Court of Harper County invalidated the previously issued zoning permit. On August 20, 2004, the Kansas Court of Appeals reversed the District Court ruling and upheld the zoning permit. The landfill opponents have appealed this decision to the Kansas Supreme Court, which has not yet indicated whether it will hear the appeal. At September 30, 2004, the Company had $4,263 of capitalized expenditures related to this landfill development project. Based on the advice of counsel, the Company believes that it will prevail in this matter and does not believe that an impairment of the capitalized expenditures exists. If an appeal is granted and if the Company does not prevail on the appeal, however, it will be required to expense in a future period the $4,263 of capitalized expenditures, less the recoverable value of the undeveloped property and other amounts recovered, which would likely have a material adverse effect on its reported income for that period.

The Company is primarily self-insured for automobile liability, general liability and workers' compensation claims as a result of its high deductible programs. The Company is a party to various claims and suits pending for alleged damages to persons and property and alleged liabilities occurring during the normal operations of the solid waste management business. On October 31, 2003, the Company's subsidiary, Waste Connections of Nebraska, Inc., was named as a defendant in the case of KAREN COLLERAN, CONSERVATOR OF THE ESTATE OF ROBERT ROONEY V. WASTE CONNECTIONS OF NEBRASKA, INC. The plaintiff seeks recovery for damages allegedly suffered by Father Robert Rooney when the bicycle he was riding collided with one of the Company's garbage trucks in Valley County, Nebraska. The complaint alleges that Father Rooney suffered serious bodily injury, including traumatic brain injury. The plaintiff seeks recovery of past medical expenses of approximately $430 and an unspecified amount for future medical expenses, home healthcare, past pain and suffering, future pain and suffering, lost income, loss of earning capacity, and permanent injury and disability. The Company's primary defense is that the plaintiff is not entitled to any damages under Nebraska law because the negligence of Father Rooney was equal to or greater than any negligence on the part of the Company's driver, and the Company intends to defend this case vigorously. This case is in the early stages of discovery and the Company has not accrued any potential loss as of September 30, 2004; however, an adverse outcome in this case coupled with a significant award to the plaintiff could have an adverse effect on the Company's reported income in the period incurred.

In the case of CRISTOBAL LOZOYA V. WASTE CONNECTIONS OF OKLAHOMA, INC. ET AL., which was filed on September 27, 2004, the plaintiff seeks recovery for injuries he suffered in an accident at the Company's Oklahoma City landfill. The defendants are Waste Connections of Oklahoma, the individual operator of the Company's equipment involved in the accident, and a personnel agency that employed the operator. The plaintiff has alleged that the defendants' actions and/or omissions constituted gross negligence and a reckless disregard for the rights and safety of others, thereby entitling plaintiff to punitive damages in an unspecified amount. The Company intends to defend this action vigorously and to seek contribution for any damage award from the personnel agency. If the case proceeds to trial and punitive damages are awarded, they would not be covered by insurance. This case is in the early stages of discovery. Any adverse outcome in this case coupled with a significant award to the plaintiff could have a material adverse effect on the Company's reported income in the period incurred.

Additionally, the Company is party to various legal and administrative proceedings in the ordinary course of business and as a result of the extensive governmental regulation of the solid waste industry. The Company's management does not believe that these proceedings, either individually or in the aggregate, are likely to have a material adverse effect on its business, financial condition, operating results or cash flows.

13. SUBSEQUENT EVENT

In October 2004, one of the Company's trucks was involved in an accident in which another driver sustained serious spinal cord injuries. The Company and its third party claims administrator are in the preliminary stages of investigating the accident. It is too early to determine the extent of damages incurred and, therefore, too early to estimate a reserve. No case has yet been filed against the Company. The Company expects to record a reserve related to this accident in the fourth quarter of 2004. The Company has a $2,000 deductible under its self-insurance program for any auto-related claim.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Certain information contained in this Quarterly Report on Form 10-Q, including, without limitation, information appearing under this Part I, Item 2, includes statements that are forward-looking in nature. These statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should" or "anticipates" or the negative thereof or comparable terminology, or by discussions of strategy. Our business and operations are subject to a variety of risks and uncertainties and, consequently, actual results may differ materially from those projected by any forward-looking statements in this Quarterly Report on Form 10-Q. Factors that could cause actual results to differ from those projected include, but are not limited to, the following: (1) difficulties in making acquisitions, acquiring exclusive contracts and generating internal growth may cause our growth to be slower than expected; (2) our growth and future financial performance depend significantly on our ability to integrate acquired businesses into our organization and operations; (3) our acquisitions may not be successful, resulting in changes in strategy, operating losses or a loss on sale of the business acquired; (4) we compete for acquisition candidates with other purchasers, some of which have greater financial resources than we do, and these other purchasers may be able to offer more favorable acquisition terms, thus limiting our ability to grow through acquisition; (5) timing of acquisitions may cause fluctuations in our quarterly results, which may cause our stock price to decline; (6) rapid growth may strain our management, operational, financial and other resources; (7) we may be unable to compete effectively with governmental service providers and larger and better capitalized companies, which may result in reduced revenues and lower profits; (8) we may lose contracts through competitive bidding, early termination or governmental action, which would cause our revenues to decline; (9) increases in the costs of labor, disposal, fuel or energy could reduce operating margins; and (10) increases in insurance costs and the amount that we self-insure for various risks could reduce our operating margins and reported earnings. These risks and uncertainties, as well as others, are discussed in greater detail in our other filings with the Securities and Exchange Commission, including our most recent Annual Report on Form 10-K. There may be additional risks of which we are not presently aware or that we currently believe are immaterial which could have an adverse impact on our business. We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere herein.

OVERVIEW

Waste Connections, Inc. is an integrated solid waste services company that provides solid waste collection, transfer, disposal and recycling services in mostly secondary markets in the Western and Southern U.S. As of September 30, 2004, we served more than one million commercial, industrial and residential customers from a network of operations in 23 states: Alabama, Arizona, California, Colorado, Georgia, Illinois, Iowa, Kansas, Kentucky, Minnesota, Mississippi, Montana, Nebraska, New Mexico, Ohio, Oklahoma, Oregon, South Dakota, Tennessee, Texas, Utah, Washington, and Wyoming. As of that date, we owned 104 collection operations and operated or owned 33 transfer stations, operated or owned 32 Subtitle D landfills, owned two construction and demolition landfills and operated or owned 26 recycling facilities. We also owned two Subtitle D landfill sites that are permitted for operation, but not constructed as of September 30, 2004.

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements. As described by the Securities and Exchange Commission, critical accounting estimates and assumptions are those that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and that have a material impact on our financial condition or operating performance. There were no significant changes to our critical accounting estimates and assumptions in the nine months ended

September 30, 2004. Refer to our Annual Report on Form 10-K for a complete description of our critical accounting estimates and assumptions.

GENERAL

Our revenues consist mainly of fees we charge customers for solid waste collection, transfer, disposal and recycling services. Our collection business also generates revenues from the sale of recyclable commodities, which have significant variability. A large part of our collection revenues comes from providing commercial, industrial and residential services. We frequently perform these services under service agreements, municipal contracts or franchise agreements with governmental entities. Our existing franchise agreements and all of our existing municipal contracts give us the exclusive right to provide specified waste services in the specified territory during the contract term. These exclusive arrangements are awarded, at least initially, on a competitive bid basis and subsequently on a bid or negotiated basis. We also provide residential collection services on a subscription basis with individual households. More than 50% of our revenues for the nine months ended September 30, 2004 were derived from market areas where services are provided predominantly under exclusive franchise agreements, long-term municipal contracts and governmental certificates. Governmental certificates grant us perpetual and exclusive collection rights in the covered areas. Contracts with counties and municipalities and governmental certificates provide relatively consistent cash flow during the terms of the contracts. Because we bill most residential customers quarterly, subscription agreements also provide a stable source of revenues for us.

We charge transfer station and landfill customers a tipping fee on a per ton and/or per yard basis for disposing of their solid waste at the transfer stations and landfill facilities. Many of our transfer station and landfill customers have entered into one to ten year disposal contracts with us, most of which provide for annual indexed price increases.

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

At September 30, 2004, we had 283.9 million tons of permitted remaining airspace capacity and 83.3 million tons of deemed probable expansion airspace capacity at our 26 owned and operated landfills and landfills operated under life-of-site operating contracts. We do not measure remaining airspace capacity at the eight landfills we operate under contracts with finite terms. Based on remaining permitted capacity as of September 30, 2004, and projected annual disposal volumes, the average remaining landfill life for our owned landfills and landfills operated under life-of-site operating contracts is approximately 43 years. The operating contracts for which the contracted term is not the life of the landfill have expiration dates from 2004 to 2013.

The disposal tonnage that we received in the nine months ended September 30, 2003 and 2004 at all of our landfills owned or operated during the respective period is shown below (tons in thousands):

                                                   September 30, 2003           September 30, 2004
                                               -------------------------     -------------------------
                                               Number of         Total       Number of        Total
                                                 Sites           Tons          Sites           Tons
                                               ----------     ----------     ----------     ----------
     Owned landfills or landfills operated
        under life-of-site contracts                   25          4,205             26          4,915
     Operated landfills under limited term
        operating agreements                            9            642              8            760
                                               ----------     ----------     ----------     ----------
                                                       34          4,847             34          5,675
                                               ==========     ==========     ==========     ==========

We capitalize some third-party expenditures related to pending acquisitions or development projects, such as legal, engineering and interest expenses. We expense indirect acquisition costs, such as executive and corporate overhead, public relations and other corporate services, as we incur them. We test the recoverability of the capitalized assets whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Typical indicators that an asset may be impaired include any operation that is permanently shut down and any pending acquisition or landfill development project that we believe will not be completed. If any of these or other indicators occur, a test of recoverability is performed by comparing the carrying value of the asset or group to its undiscounted expected future cash flows. If the fair value of the asset is determined to be less than the carrying amount of the asset or group, an impairment in the amount of the difference is recorded in the period that the impairment indicator occurs. At September 30, 2004, we had $0.3 million in capitalized expenditures and $0.4 million of nonrefundable deposits relating to pending acquisitions.

We own undeveloped property in Harper County, Kansas, where we are seeking permits to construct and operate a municipal solid waste landfill. In 2002, we received a special use permit from Harper County for zoning the landfill and in 2003 we received a draft permit from the Kansas Department of Health and Environment to construct and operate the landfill. In July 2003, the District Court of Harper County invalidated the previously issued zoning permit. On August 20, 2004, the Kansas Court of Appeals reversed the District Court ruling and upheld the zoning permit. The landfill opponents have appealed this decision to the Kansas Supreme Court, which has not yet indicated whether it will hear the appeal. At September 30, 2004, we had $4,263 of capitalized expenditures related to this landfill development project. Based on the advice of counsel, we believe that we will prevail in this matter and do not believe that an impairment of the capitalized expenditures exists. If an appeal is granted and if we do not prevail on the appeal, however, we will be required to expense in a future period the $4,263 of capitalized expenditures, less the recoverable value of the undeveloped property and other amounts recovered, which would likely have a material adverse effect on our reported income for that period.

We periodically evaluate acquired assets for potential impairment indicators. If any impairment indicators are present, a test of recoverability is performed by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If the carrying values are in excess of undiscounted expected future cash flows, impairment is measured by comparing the fair value of the asset to its carrying value. If the fair value of an asset is determined to be less than the carrying amount of the asset or asset group, an impairment in the amount of the difference is recorded in the period that the impairment indicator occurs. As of September 30, 2004, there have been no adjustments to the carrying amounts of intangibles, including goodwill, resulting from these evaluations. As of September 30, 2004, goodwill and other intangible assets represented 46.8% of total assets and 95.4% of stockholders' equity.

NEW ACCOUNTING PRONOUNCEMENTS

For a description of the new accounting standards that affect us, see Note 2 to our Condensed Consolidated Financial Statements included under Part I, Item 1 of this Form 10-Q.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2004

The following table sets forth items in our consolidated statements of income as a percentage of revenues for the periods indicated.

                                     Three months ended       Nine months ended
                                        September 30,           September 30,
                                        -------------           -------------
                                      2003        2004        2003        2004
                                     ------      ------      ------      ------
Revenues                              100.0%      100.0%      100.0%      100.0%
Cost of operations                     56.4        55.6        56.0        56.4
Selling, general and
    administrative expenses             9.4         9.7         9.6         9.9
Depreciation and
    amortization expense                8.4         8.7         8.3         8.8
                                     ------------------------------------------
Operating income                       25.8        26.0        26.1        24.9

Interest expense, net                  (5.5)       (3.0)       (5.8)       (3.5)
Other income (expense)                  0.0         0.1         0.0        (0.3)
Minority interests                     (2.0)       (2.0)       (1.9)       (1.9)
Income tax expense                     (6.7)       (7.5)       (6.8)       (7.0)
Cumulative effect of change in
   accounting principle                 --          --          0.1         --
                                     ------------------------------------------
Net income                             11.6%       13.6%       11.7%       12.2%
                                     ==========================================

Revenues. Total revenues increased $19.2 million, or 13.2%, to $165.4 million for the three months ended September 30, 2004, from $146.2 million for the three months ended September 30, 2003. Acquisitions closed subsequent to September 30, 2003 increased revenues approximately $14.5 million. Increases in recyclable commodity prices increased revenues by $1.2 million, and increased prices charged to our customers and volume changes in our existing business resulted in a net revenue increase of approximately $6.3 million. The volume increase was partially offset by exiting the roll-off business at our Georgia operations.

Revenues for the nine months ended September 30, 2004, increased $61.8 million, or 14.9%, to $475.3 million from $413.5 million for the nine months ended September 30, 2003. Acquisitions closed subsequent to September 30, 2003, and the full-period inclusion of revenues from acquisitions closed during the nine months ended September 30, 2003, increased revenues approximately $45.2 million. Increases in recyclable commodity prices increased revenues by $3.3 million, and increased prices charged to our customers and volume changes in our existing business resulted in a net revenue increase of $16.0 million. The volume increase was partially offset by exiting the roll-off business at our Georgia operations and the loss of certain municipal contracts that expired subsequent to September 30, 2003, and were not renewed.

Cost of Operations. Total cost of operations increased $9.6 million, or 11.6%, to $92.0 million for the three months ended September 30, 2004, from $82.4 million for the three months ended September 30, 2003. Cost of operations for the nine months ended September 30, 2004, increased $36.3 million, or 15.7%, to $268.0 million from $231.7 million for the nine months ended September 30, 2003. The increase for the three months ended September 30, 2004, was primarily attributable to operating costs associated with acquisitions closed subsequent to September 30, 2003, higher fuel costs, increased disposal costs, labor expenses and equipment maintenance costs associated with higher collection volumes, and higher surety bond expenses associated with increased bonding requirements at our facilities, partially offset by decreases in medical insurance expenses under our self-insured medical program due to increasing our employees' medical expense deductibles. The increase for the nine months ended September 30, 2004, was primarily attributable to operating costs associated with acquisitions closed subsequent to September 30, 2003, higher fuel costs, increased disposal costs, labor expenses and equipment maintenance costs associated with higher collection volumes, higher surety bond expenses associated with increased bonding requirements at our facilities, higher workers' compensation and auto liability expenses due to an increase in claims volume and higher medical expenses under our self-insured medical program due to increased claims volume during the first six months of 2004.

Cost of operations as a percentage of revenues decreased 0.8 percentage points to 55.6% for the three months ended September 30, 2004, from 56.4% for the three months ended September 30, 2003. Cost of operations as a percentage of revenues for the nine months ended September 30, 2004, increased 0.4 percentage points to 56.4% from 56.0% for the nine months ended September 30, 2003. The decrease as a percentage of revenues for the three months ended September 30, 2004, was primarily attributable to a decrease in disposal expenses associated with improved waste volume internalization, decreased medical insurance expenses due to increasing our employees medical expense deductibles, and leveraging existing labor and operating infrastructure to service volume increases, partially offset by increased fuel costs, increased surety bond expenses and the acquisition of companies subsequent to September 30, 2003, having operating margins below our company average. The increase as a percentage of revenues for the nine months ended September 30, 2004 was primarily attributable to companies acquired subsequent to September 30, 2003, having operating margins below our company average, increased fuel costs, and increased surety bond expenses, partially offset by a decrease in labor and disposal expenses associated with improved internalization and leveraging existing labor to service volume increases.

SG&A. SG&A expenses increased $2.4 million, or 17.5%, to $16.1 million for the three months ended September 30, 2004, from $13.7 million for the three months ended September 30, 2003. SG&A expenses for the nine months ended September 30, 2004, increased $7.3 million, or 18.6%, to $47.1 million from $39.8 million for the nine months ended September 30, 2003. Our SG&A expenses for the three and nine months ended September 30, 2004, increased from the prior year periods as a result of additional personnel from acquisitions closed subsequent to September 30, 2003, increased employee bonus and stock compensation expense, and increased payroll tax expenses resulting from an increase in exercises of stock options during the first nine months of 2004.

SG&A expenses as a percentage of revenues for the three months ended September 30, 2004, increased 0.3 percentage points to 9.7% from 9.4% for the three months ended September 30, 2003. SG&A as a percentage of revenues for the nine months ended September 30, 2004, increased 0.3 percentage points to 9.9% from 9.6% for the nine months ended September 30, 2003. The increases were primarily due to increased employee bonus and stock compensation expense and increased payroll tax expenses resulting from increases in exercises of stock options.

Depreciation and Amortization. Depreciation and amortization expense increased $2.3 million, or 18.4%, to $14.6 million for the three months ended September 30, 2004, from $12.3 million for the three months ended September 30, 2003. Depreciation and amortization expense for the nine months ended September 30, 2004, increased $7.6 million, or 22.5%, to $41.8 million from $34.2 million for the nine months ended September 30, 2003. The increases were primarily attributable to depreciation and depletion associated with acquisitions closed subsequent to September 30, 2003, increased depreciation expense resulting from new equipment acquired to support our base operations, increased amortization expense associated with intangible assets acquired in acquisitions closed subsequent to September 30, 2003, and increased depletion expense resulting from higher volumes at our landfill operations.

Depreciation and amortization expense as a percentage of revenues increased 0.3 percentage points to 8.7% for the three months ended September 30, 2004, from 8.4% for the three months ended September 30, 2003. Depreciation and amortization expense as a percentage of revenues for the nine months ended September 30, 2004, increased 0.5 percentage points to 8.8% from 8.3% for the nine months ended September 30, 2003. The increases in depreciation and amortization as a percentage of revenues were the result of depreciation expense associated with new equipment acquired subsequent to September 30, 2003, which replaced older equipment with lower depreciation costs, and increased amortization expense associated with intangible assets acquired in acquisitions closed subsequent to September 30, 2003.

Operating Income. Operating income increased $5.0 million, or 13.3%, to $42.8 million for the three months ended September 30, 2004, from $37.8 million for the three months ended September 30, 2003. Operating income for the nine months ended September 30, 2004, increased $10.4 million, or 9.6%, to $118.3 million from $107.9 million for the nine months ended September 30, 2003. The increases were primarily attributable to the growth in revenues, partially offset by increased operating costs, recurring SG&A expenses to support the revenue growth, increases in employee bonus and stock compensation expense and increased depreciation and amortization expenses.

Operating income as a percentage of revenues increased 0.2 percentage points to 26.0% for the three months ended September 30, 2004, from 25.8% for the three months ended September 30, 2003. Operating income as a percentage of revenues for the nine months ended September 30, 2004, decreased 1.2 percentage points to 24.9% from 26.1% for the nine months ended September 30, 2003. The increase in operating income as a percentage of revenues for the three months ended September 30, 2004 was due to the percentage of revenues decrease in cost of operations partially offset by the percentage of revenues increases in SG&A expenses and depreciation and amortization expenses. The decrease in operating income as a percentage of revenues for the nine months ended September 30, 2004 was due to the percentage of revenues increases in cost of operations, SG&A expenses, and depreciation and amortization expenses.

Interest Expense. Interest expense decreased $3.1 million, or 38.4%, to $4.9 million for the three months ended September 30, 2004, from $8.0 million for the three months ended September 30, 2003. Interest expense for the nine months ended September 30, 2004, decreased $6.9 million, or 29.0%, to $16.9 million from $23.8 million for the nine months ended September 30, 2003. The decreases were attributable to declines in our total outstanding debt balances and a decrease in the effective interest rate of our aggregate debt balance, due primarily to the expiration of two interest rate swap agreements in late 2003 that required fixed interest payments in excess of our variable rate borrowing cost. The decrease in our total outstanding debt balance was primarily due to the redemption of our $150 million aggregate principal amount, 5.5% Convertible Subordinated Notes due 2006, which resulted in $123.6 million of the outstanding note principal being converted into our common stock, partially offset by additional borrowings to fund acquisitions and repurchases of our common stock.

Other Income (Expense). Other income increased to $0.2 million for the three months ended September 30, 2004, from approximately $0 for the three months ended September 30, 2003. Other expense increased to $1.3 million for the nine months ended September 30, 2004, from $0.2 million for the nine months ended September 30, 2003. Other income, net, in the three months ended September 30, 2004, includes $0.2 million of net gains incurred on the disposal of certain assets. Other expense, net, in the nine months ended September 30, 2004, primarily includes $1.5 million of costs associated with the redemption of our $150 million 5.5% Convertible Subordinated Notes due 2006. These redemption costs included early redemption premium payments and the write-off of a portion of the unamortized debt issuance costs. The remaining components of other expense in 2003 and 2004 were net gains incurred on the disposal of certain assets.

Minority Interests. Minority interests increased $0.4 million, or 12.9%, to $3.3 million for the three months ended September 30, 2004, from $2.9 million for the three months ended September 30, 2003. Minority interests increased $1.2 million, or 15.2%, to $9.0 million for the nine months ended September 30, 2004, from $7.8 million for the nine months ended September 30, 2003. The increases in minority interests were due to increased earnings by our majority-owned subsidiaries.

Provision for Income Taxes. Income taxes increased $2.4 million, or 24.3%, to $12.3 million for the three months ended September 30, 2004, from $9.9 million for the three months ended September 30, 2003. Income taxes increased $5.2 million, or 18.3%, to $33.3 million for the nine months ended September 30, 2004, from $28.1 million for the nine months ended September 30, 2003. These increases were due to increased pre-tax earnings which were partially offset by a decrease in our effective tax rate. Our effective tax rates for the three and nine months ended September 30, 2004 were 35.4% and 36.5%, respectively, a decrease from 36.8% and 36.9% in the three and nine months ended September 30, 2003, respectively. The decrease in our effective tax rate was due to the reversal of certain tax contingencies that expired in the current year periods.

Cumulative Effect of Change in Accounting Principle. Cumulative effect of change in accounting principle for the nine months ended September 30, 2003, consisted of a $0.3 million gain, net of tax effects, resulting from our adoption of SFAS No. 143 on January 1, 2003. Our adoption of SFAS No. 143 required us to record a cumulative change in accounting for landfill closure and post-closure obligations retroactively to the date of the acquisition of each landfill.

Net Income. Net income increased $5.5 million, or 32.3%, to $22.5 million for the three months ended September 30, 2004, from $17.0 million for the three months ended September 30, 2003. Net income increased $9.5 million, or 19.7% to $57.8 million for the nine months ended September 30, 2004, from $48.3 million for the nine months ended September 30, 2003. The increases were primarily attributable to increased operating income and decreased interest expense, partially offset by increased minority interest expense, other expense and income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

Our business is capital intensive. Our capital requirements include fleet and containers, facilities, and expenditures for landfill cell construction, landfill development and landfill closure activities in the future. We plan to meet our capital needs through various financing sources, including internally generated funds, debt and equity financings.

As of September 30, 2004, we had a working capital deficit of $18.2 million, including cash and equivalents of $5.0 million. Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements to reduce our indebtedness under our credit facility and to minimize our cash balances.

In October 2003, we entered into a new credit facility to increase the maximum borrowings available to us to $575 million. This new credit facility consisted of a $400 million senior secured revolving credit facility with a syndicate of banks for which Fleet National Bank acts as agent and a $175 million senior secured term loan. In March 2004, we refinanced the senior secured term loan portion of our credit facility in order to reduce the effective borrowing cost. The applicable margin on the senior secured term loan was reduced by 25 basis points; all other terms remained consistent. In addition, we increased the amount outstanding under the senior secured term loan from $175 million to $200 million, resulting in an increase in the size of the facility to $600 million. The senior secured revolving credit facility matures in October 2008. The senior secured term loan requires annual principal payments equal to 1% of the initial term loan amount with all remaining outstanding amounts due October 2010. Under the new credit facility, there is no maximum amount of stand-by letters of credit that can be issued; however, the issuance of stand-by letters of credit reduces the amount of total borrowings available. We are able to increase the maximum borrowings under the new credit facility to $675 million, although no existing lender has any obligation to increase its commitment, provided that no event of default, defined in the new credit facility, has occurred. The borrowings under the new credit facility bear interest at a rate per annum equal to, at our discretion, either the Fleet National Bank Base Rate plus applicable margin, or the LIBOR rate plus applicable margin. The applicable margin under the revolving credit facility varies depending on our leverage ratio. At September 30, 2004, the applicable margin on the term loan was 25 basis points in the case of loans based on the Base Rate and 175 basis points in the case of loans based on the LIBOR rate. Virtually all of our assets, including our interest in the equity securities of our subsidiaries, secure our obligations under the new credit facility.

The new credit facility places certain business, financial and operating restrictions on us relating to, among other things, additional indebtedness, investments, acquisitions, asset sales, mergers, dividends, distributions, and repurchases and redemption of capital stock. The new credit facility also requires that we maintain specified financial ratios and balances. As of September 30, 2004, we were in compliance with all applicable covenants in our outstanding credit facility. The credit facility also requires the lenders' approval of acquisitions in certain circumstances. We use the credit facility for acquisitions, capital expenditures, working capital, standby letters of credit and general corporate purposes. The $3.5 million increase in outstanding borrowings under our credit facility in 2004 was primarily due to our cash redemption of a portion of our $150 million aggregate principal amount, 5.5% Convertible Subordinated Notes due 2006 and our repurchase of outstanding common stock, offset by cash generated from operations and the proceeds from stock option exercises. If we are unable to incur additional indebtedness under our credit facility or obtain additional capital through future debt or equity financings, our rate of growth through acquisitions may decline.

As of September 30, 2004, we had the following contractual obligations (in thousands):

                                  Principal Payments Due by Period
                                  --------------------------------
                                    Less Than   2 to 3    4 to 5     Over 5
Recorded Obligations        Total     1 Year     Years     Years      Years
--------------------        -----     ------    -------   -------   --------
Long-term debt (1)        $462,588   $10,105    $16,736   $53,559   $382,188
                          --------------------------------------------------
Total contractual
 cash obligations         $462,588   $10,105    $16,736   $53,559   $382,188
                          ==================================================

(1) Long-term debt payments include $31.5 million in principal payments due in 2008 related to our senior secured revolving credit facility and $200 million in principal payments due in 2010 related to our senior secured term loan, both under our credit facility. As of September 30, 2004, our credit facility allowed us to borrow up to $600 million.

                             Amount of Commitment Expiration Per Period
                             ------------------------------------------
                                    Less Than   2 to 3    4 to 5    Over 5
Unrecorded Obligations      Total     1 Year     Years     Years     Years
----------------------      -----     ------    ------    ------    -------
Operating leases (2)      $27,102    $ 3,994    $6,289    $4,628    $12,191
Unconditional purchase
  obligations (2)          13,327     10,577     2,750       --         --
                          -------------------------------------------------
Total commercial
  commitments             $40,429    $14,571    $9,039    $4,628    $12,191
                          =================================================

(2) We are party to operating lease agreements and unconditional purchase obligations. These lease agreements and purchase obligations are established in the ordinary course of our business and are designed to provide us with access to facilities and products at competitive, market-driven prices. These arrangements have not materially affected our financial position, results of operations or liquidity during the three or nine months ended September 30, 2004, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

We are party to stand-by letters of credit and financial surety bonds. These stand-by letters of credit and financial surety bonds are generally established to support our financial assurance needs and landfill operations. These arrangements have not materially affected our financial position, results of operations or liquidity during the three or nine months ended September 30, 2004, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

The minority interest holders of one of our majority-owned subsidiaries have a currently exercisable option (the "put option") to require us to complete the acquisition of this majority-owned subsidiary by purchasing their minority ownership interests for fair market value. The put option calculates the fair market value of the subsidiary based on its current operating income before depreciation and amortization, as defined in the put option agreement. The put option does not have a stated termination date. At September 30, 2004, the minority interest holders' pro rata share of the subsidiary's fair market value is estimated to be worth between $72 million and $85 million. Because the put option is required at fair market value, no amounts have been accrued relative to the put option.

For the nine months ended September 30, 2004, net cash provided by operating activities was $136.5 million. Of this amount, $9.7 million was provided by changes in working capital for the period. The primary components of the reconciliation of net income to net cash provided by operations for the nine months ended September 30, 2004, consist of non-cash expenses including $41.8 million of depreciation and amortization, $9.0 million of minority interest expense, $1.7 million of debt issuance cost amortization, and the deferral of $15.4 million of income tax expense resulting from temporary differences between the recognition of income and expenses for financial reporting and income tax purposes.

For the nine months ended September 30, 2004, net cash used in investing activities was $65.0 million. Of this amount, $13.7 million was used to fund the cash portion of acquisitions and to pay a portion of acquisition costs that were included as a component of accrued liabilities at December 31, 2003. Cash used for capital expenditures was $56.2 million, which was primarily for investments in fixed assets, consisting of trucks, containers, other equipment and landfill development. Cash provided by investing activities included $4.2 million of net draws of restricted cash.

For the nine months ended September 30, 2004, net cash used in financing activities was $71.7 million, which included $29.8 million of proceeds from stock option and warrant exercises, less $41.0 million of net payments under our various debt arrangements, $51.2 million to repurchase shares of our common stock, $8.9 million of cash distributions to minority interest holders and $0.5 million of debt issuance costs, primarily related to our amended credit facility.

We made approximately $56.2 million in capital expenditures for property and equipment during the nine months ended September 30, 2004. We expect to make capital expenditures of approximately $70 million in 2004 in connection with our existing business. We intend to fund our planned 2004 capital expenditures principally through existing cash, internally generated funds, and borrowings under our existing credit facility. In addition, we may make substantial additional capital expenditures in acquiring other businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity. We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities. We believe that our credit facility and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future.

From time to time we evaluate our existing operations and their strategic importance to us. If we determine that a given operating unit does not have future strategic importance, we may sell or otherwise dispose of those operations. Although we believe our operations would not be impaired by such dispositions, we could incur losses as a result.

FREE CASH FLOW

We are providing free cash flow, a non-GAAP financial measure, because it is widely used by investors as a valuation, liquidity and financial performance measure in the solid waste industry. This measure should be used in conjunction with GAAP financial measures. Management uses free cash flow as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We define free cash flow as net cash provided by operating activities plus cash proceeds from disposal of assets less capital expenditures and distributions to minority interest holders. Other companies may calculate free cash flow differently. Our free cash flow for the three and nine months ended September 30, 2003 and 2004 is calculated as follows:

                                   Three Months Ended       Nine Months Ended
                                      September 30,           September 30,
                                      -------------           -------------
                                    2003        2004        2003         2004
                                    ----        ----        ----         ----
Net cash provided by
  operating activities           $ 40,908    $ 51,929    $ 114,643    $ 136,481
Plus cash proceeds from
  disposal of assets                  381         371          907          718
Less: Capital expenditures        (14,200)    (22,306)     (44,972)     (56,201)
Less: Distributions to
  minority interest holders        (3,332)     (2,940)      (7,938)      (8,869)
                                 ----------------------------------------------
Free cash flow                   $ 23,757    $ 27,054    $  62,640    $  72,129

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

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our market risk sensitive hedge positions and all other debt. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. We are exposed to cash flow risk due to changes in interest rates with respect to the net floating rate balances owed at September 30, 2003 and 2004, of $309.1 million and $187.7 million, respectively, including floating rate debt under our credit facility, our 2022 Notes, various floating rate notes payable to third parties and floating rate municipal bond obligations, offset by our debt effectively fixed under interest rate swap agreements. A one percentage point increase in interest rates on our variable-rate debt as of September 30, 2003 and 2004, would decrease our annual pre-tax income by approximately $3.1 million and $1.9 million, respectively. All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations.

We market a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals. We own and operate 26 recycling processing facilities and sell other collected recyclable materials to third parties for processing before resale. We often share the profits from our resale of recycled materials with other parties to our recycling contracts. For example, certain of our municipal recycling contracts in Washington, negotiated before we acquired those businesses, specify benchmark resale prices for recycled commodities. If the prices we actually receive for the processed recycled commodities collected under the contract exceed the prices specified in the contract, we share the excess with the municipality, after recovering any previous shortfalls resulting from actual market prices falling below the prices specified in the contract. To reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties. Although there can be no assurance of market recoveries, in the event of a decline, because of the provisions within certain of our contracts that pass commodity risk along to the customers, we believe, given historical trends and fluctuations in the recycling commodities market, that a 10% decrease in average recycled commodity prices from the prices that were in effect at September 30, 2004 would not materially affect our cash flows or results of operations.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

During the quarter ended September 30, 2004, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date they were evaluated in connection with the preparation of this quarterly report on Form 10-Q.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We own undeveloped property in Harper County, Kansas, where we are seeking permits to construct and operate a municipal solid waste landfill. In 2002, we received a special use permit from Harper County for zoning the landfill and in 2003 we received a draft permit from the Kansas Department of Health and Environment to construct and operate the landfill. In July 2003, the District Court of Harper County invalidated the previously issued zoning permit. On August 20, 2004, the Kansas Court of Appeals reversed the District Court ruling and upheld the zoning permit. The landfill opponents have appealed this decision to the Kansas Supreme Court, which has not yet indicated whether it will hear the appeal. At September 30, 2004, we had $4.3 million of capitalized expenditures related to this landfill development project. Based on the advice of counsel, we believe that we will prevail in this matter and do not believe that an impairment of the capitalized expenditures exists. If an appeal is granted and if we do not prevail on the appeal, however, we will be required to expense in a future period the $4.3 million of capitalized expenditures, less the recoverable value of the undeveloped property and other amounts recovered, which would likely have a material adverse effect on our reported income for that period.

We are primarily self-insured for automobile liability, general liability and workers' compensation claims as a result of our high deductible programs. We are a party to various claims and suits pending for alleged damages to persons and property and alleged liabilities occurring during the normal operations of our solid waste management business. In the case of KAREN COLLERAN, CONSERVATOR OF THE ESTATE OF ROBERT ROONEY V. WASTE CONNECTIONS OF NEBRASKA, INC., the plaintiff seeks recovery for damages allegedly suffered by Father Robert Rooney when the bicycle he was riding collided with one of our garbage trucks in Valley County, Nebraska. The complaint alleges that Father Rooney suffered serious bodily injury, including traumatic brain injury. The plaintiff seeks recovery of past medical expenses of approximately $430,000 and an unspecified amount for future medical expenses and home healthcare, past pain and suffering, future pain and suffering, lost income, loss of earning capacity, and permanent injury and disability. Our primary defense is that the plaintiff is not entitled to any damages under Nebraska law because the negligence of Father Rooney was equal to or greater than any negligence on the part of our driver, and we intend to defend this case vigorously on these and other grounds. This case is in the early stages of discovery, and we have not accrued any potential loss as of September 30, 2004; however, an adverse outcome in this case coupled with a significant award to the plaintiff could have an adverse effect on our reported income in the period incurred.

In the case of CRISTOBAL LOZOYA V. WASTE CONNECTIONS OF OKLAHOMA, INC. ET AL., which was filed on September 27, 2004, the plaintiff seeks recovery for injuries he suffered in an accident at our Oklahoma City landfill. The defendants are Waste Connections of Oklahoma, the individual operator of our equipment involved in the accident, and a personnel agency that employed the operator. The plaintiff has alleged that the defendants' actions and/or omissions constituted gross negligence and a reckless disregard for the rights and safety of others, thereby entitling plaintiff to punitive damages in an unspecified amount. We intend to defend this action vigorously and to seek contribution for any damage award from the personnel agency. If the case proceeds to trial and punitive damages are awarded, they would not be covered by insurance. This case is in the early stages of discovery, and we have not accrued any potential loss for punitive damages as of September 30, 2004; however, an adverse outcome in this case coupled with a significant award to the plaintiff could have a material adverse effect on our reported income in the period incurred.

Additionally, we are a party to various legal and administrative proceedings resulting from the ordinary course of business and the extensive governmental regulation of the solid waste industry. Our management does not believe that these proceedings, either individually or in the aggregate, are likely to have a material adverse effect on our business, financial condition, operating results or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 3, 2004, we announced that our Board of Directors had authorized a common stock repurchase program for the repurchase of up to $200 million of our common stock over a two-year period. Under the program, we may repurchase stock in the open market or in privately negotiated transactions from time to time at management's discretion. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of our common stock and overall market conditions. The table below reflects repurchases we have made as of September 30, 2004:

  (In thousands, except share and per share amounts; amounts below reflect our three-for-two split of our common stock in June 2004):

                                                 Total Number           Maximum
                                                   of Shares       Approximate Dollar
                  Total Number     Average       Purchased as     Value of Shares that
                    of Shares    Price Paid    Part of Publicly   May Yet Be Purchased
Period              Purchased   Per Share(1)  Announced Program     Under the Program
--------------------------------------------------------------------------------------
7/1/04-7/31/04       393,800     $   28.66         393,800             $ 169,754
8/1/04-8/31/04       426,800         28.14         426,800               157,745
9/1/04-9/30/04           --           --               --                157,745
                   -------------------------------------------------------------------
Total                820,600     $   28.39         820,600             $ 157,745

(1) This amount represents the weighted average price paid per common share. This price includes a per share commission paid for all repurchases.

ITEM 6.  EXHIBITS

EXHIBIT NUMBER       DESCRIPTION OF EXHIBITS
--------------       -----------------------

    3.1 (r) Amended and Restated Certificate of Incorporation of the Registrant, in effect as of the date hereof

    3.2 (s) Amended and Restated Bylaws of the Registrant, in effect as of the date hereof

    4.1 (a)          Form of Common Stock Certificate

    4.2 (h) Note for the Registrant's 5.5% Convertible Subordinated Notes due April 15, 2006

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

    4.8 (i) (+)      Purchase Agreement between the Registrant and Deutsche Bank
                     Securities Inc., dated April 26, 2002

    4.9 (i) (+)      Registration Rights Agreement between the Registrant and
                     Deutsche Bank Securities Inc., dated as of April 30, 2002

    4.10 Note No. 1 for the Registrant's new Floating Rate Convertible Subordinated Notes Due 2022

    4.11 (+) Indenture between the Registrant, as Issuer, and U.S. Bank National Association, as Trustee, dated as of July 21, 2004

    4.12 Note No. 2 for the Registrant's new Floating Rate Convertible Subordinated Notes due 2022

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

   10.4 (a)          Form of Stock Purchase Agreement dated as of September 30,
                     1997

   10.5 (c) Form of Third Amended and Restated Investors' Rights Agreement, dated as of December 31, 1998

   10.6 (e) Second Amended Employment Agreement between the Registrant and Darrell Chambliss, dated as of June 1, 2000

   10.7 (e) Second Amended Employment Agreement between the Registrant and Michael Foos, dated as of June 1, 2000

   10.8 (a)          Employment Agreement between the Registrant and Eugene V.
                     Dupreau, dated as of February 23, 1998

   10.9 (a) Form of Indemnification Agreement entered into by the Registrant and each of its directors and officers

   10.10 (b) (+)     Loan Agreement, dated as of June 1, 1998, between Madera
                     Disposal Systems, Inc. and the California Pollution Control
                     Financing Authority

   10.11 (b)         Employment Agreement between the Registrant and David M.
                     Hall, dated as of July 8, 1998

EXHIBIT NUMBER       DESCRIPTION OF EXHIBITS
--------------       -----------------------

   10.12 (g)         Employment Agreement between the Registrant and James M.
                     Little, dated as of September 13, 1999

   10.13 (g)         Employment Agreement between the Registrant and Jerri L.
                     Hunt, dated as of October 25, 1999

   10.14 (j)         Employment Agreement between the Registrant and Kenneth O.
                     Rose, dated as of May 1, 2002

   10.15 (j)         Employment Agreement between the Registrant and Robert D.
                     Evans, dated as of May 10, 2002

   10.16 (k)         2002 Senior Management Equity Incentive Plan

   10.17 (k)         2002 Stock Option Plan

   10.18 (l)         2002 Restricted Stock Plan

   10.19 (m)         Consultant Incentive Plan

   10.20 (n)         Employment Agreement between the Registrant and David G.
                     Eddie, dated as of May 15, 2001

   10.21 (n)         Employment Agreement between the Registrant and Worthing F.
                     Jackman, dated as of April 11, 2003

   10.22 (o)         Amended and Restated Revolving Credit and Term Loan
                     Agreement, dated as of October 22, 2003

   10.23 (p)         Refinancing Facility Amendment to Amended and Restated
                     Revolving Credit and Term Loan Agreement, dated as of March
                     2, 2004

   10.24 (q)         Second Amended and Restated Employment Agreement between
                     the Registrant and Ronald J. Mittelstaedt, dated March 1,
                     2004

   10.25 (s)         Amendment No. 2 to Amended and Restated Revolving Credit
                     and Term Loan Agreement, dated May 4, 2004

   10.26 (s)         Nonqualified Deferred Compensation Plan, dated July 1, 2004

   10.27 (s)         2004 Equity Incentive Plan, as amended and restated July
                     20, 2004

   10.28 Second Amended and Restated Employment Agreement between the Registrant and Steven Bouck, dated as of October 1, 2004

   31.1              Certification of Chief Executive Officer

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

     (s) Incorporated by reference to the exhibit filed with the Registrant's Form 10-Q filed on July 22, 2004.

     (+) Filed without exhibits and schedules (to be provided supplementally on request of the Commission).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             WASTE CONNECTIONS, INC.


                                             BY:  /s/ Ronald J. Mittelstaedt
                                                  ------------------------------
Date: October 22, 2004                            Ronald J. Mittelstaedt,
                                                  Chief Executive Officer


                                             BY:  /s/ Worthing F. Jackman
                                                  ------------------------------
Date: October 22, 2004                            Worthing F. Jackman,
                                                  Executive Vice President and
                                                  Chief  Financial Officer