Form 10-K
period 2004-12-31
WASTE CONNECTIONS INC/DE
filed 2005-02-28
CIK 1057058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to______

Commission file number    1-31507

Waste Connections, Inc.
(Exact name of registrant as specified in its charter)

Delaware	94-3283464
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

35 Iron Point Circle, Suite 200
Folsom, California    95630
(Address of Principal Executive Offices including Zip Code)

(916) 608-8200
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.01 per share

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes   ☒    No   ☐

As of June 30, 2004, the aggregate market value of voting stock held by non-affiliates of registrant, based on the closing price for the registrant's common stock, as reported on the New York Stock Exchange was $1,397,052,868

Number of shares of Common Stock outstanding as of January 31, 2005: 47,703,733

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

WASTE CONNECTIONS, INC.
ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS

Our Company

Waste Connections, Inc., a Delaware corporation organized in 1997, is an integrated solid waste services company that provides solid waste collection, transfer, disposal and recycling services in mostly secondary markets in the Western and Southern U.S. As of December 31, 2004, we served more than one million residential, commercial and industrial customers from operations in 22 states: Alabama, Arizona, California, Colorado, Illinois, Iowa, Kansas, Kentucky, Minnesota, Mississippi, Montana, Nebraska, New Mexico, Ohio, Oklahoma, Oregon, South Dakota, Tennessee, Texas, Utah, Washington and Wyoming. As of that date, we owned or operated a network of 103 solid waste collection operations, 32 transfer stations, 26 recycling operations, 30 municipal solid waste landfills, three construction and demolition landfills, and two municipal solid waste landfill sites and one construction and demolition landfill site that are permitted for operation, but not constructed. We also provide intermodal services for the rail haul movement of cargo containers in the Pacific Northwest through a network of six intermodal facilities.

We seek to avoid highly competitive, large urban markets and instead target markets where we can provide non-integrated or integrated solid waste services under exclusive arrangements or where we can operate on an integrated basis while attaining high market share. We are a leading provider of solid waste services in most of our markets, and more than 50% of our revenues are derived from market areas where we have franchise or exclusive rights to provide our services. We have focused on secondary markets mostly in the Western and Southern U.S. because we believe that in those areas:

  there are more opportunities to enter into exclusive arrangements and create competitive barriers to entry;

  there is less competition from larger solid waste services companies;

  strong economic and population growth rates are projected; and

  there remain a number of independent solid waste services companies suitable for acquisition.

Our senior management team has extensive experience in acquiring, integrating and operating solid waste services businesses, and we intend to continue to focus our efforts on pursuing acquisition-based growth. We anticipate that a part of our future growth will come from acquiring additional solid waste collection, transfer and disposal businesses and, therefore, we expect that additional acquisitions could continue to affect period-to-period comparisons of our operating results.

Our Industry

We estimate that the U.S. solid waste services industry generated revenues of over $40 billion in 2004. The industry underwent significant consolidation during the 1990's. Since then, the pace of the consolidation trend has slowed but continues to be influenced by a number of factors, including the following:

Increased Regulations. Industry regulations implemented in the early 1990s caused operating and capital costs to rise. Many smaller industry participants have found these costs difficult to bear and have closed their operations or sold them to larger operators. In addition, following the amendments to Subtitle D regulations of the Resource Conservation and Recovery Act of 1976, industry participants faced more stringent standards of engineering of solid waste landfills and mandate liner systems, leachate collection, treatment and monitoring systems and gas collection. These ongoing costs are combined with increased financial reserve requirements for solid waste landfill operators relating to closure and post-closure monitoring. As a result, the number of solid waste landfills is declining while the average size is increasing.

Increased Integration of Collection and Disposal Operations. In certain markets, competitive pressures are forcing operators to become more efficient by establishing an integrated network of solid waste collection operations and transfer stations, through which they secure solid waste streams for disposal. Operators have adopted a variety of disposal strategies, including owning landfills, establishing strategic relationships to secure access to landfills and capture significant waste stream volumes to gain leverage in negotiating lower landfill fees, and securing long-term, most- favored-pricing contracts with high-capacity landfills.

Pursuit of Economies of Scale. Larger operators achieve economies of scale by vertically integrating their operations or by spreading their facility, asset and management infrastructure over larger volumes. Larger solid waste collection and disposal companies have become more cost-effective and competitive by obtaining increased route density within their markets, controlling a larger waste stream and by gaining access to significant financial resources to make acquisitions.

In the Western U.S., we believe consolidation has not occurred as much as in other regions because waste collection services in these markets are provided largely under three types of exclusive arrangements that limit the impact of factors that have driven consolidation and integration elsewhere in the United States. These arrangements include governmental certificates, franchise agreements and municipal contracts.

In Washington, the Washington Utilities and Transportation Commission, or the WUTC, awards governmental certificates to solid waste collection service providers in unincorporated areas and electing municipalities. These certificates typically grant the holder the exclusive and perpetual right to provide specific residential, commercial and/or industrial waste services in a defined territory at specified rates. Franchise agreements typically provide an exclusive service period of 10 years or longer for a specified service territory. These agreements specify a broad range of services to be provided, establish rates for the services and often give the service provider a right of first refusal to extend the term of the agreement. Municipal contracts typically provide a shorter service period and a more limited scope of services than franchise agreements and generally require competitive bidding at the end of the contract term. Unless customers within the areas covered by certain governmental certificates, franchise agreements and municipal contracts elect not to receive any waste collection services, they are required to pay collection fees to the company providing these services in their area. These exclusive rights and contractual arrangements create barriers to entry that can be overcome primarily by the acquisition of the company with such exclusive rights or contractual arrangements.

We expect the consolidation trend in the solid waste industry to continue, but at a declining pace. The solid waste services industry remains regional in nature with acquisition opportunities available in selected markets. Some of the remaining independent landfill and collection operators lack the capital resources, management skills and technical expertise necessary to comply with stringent environmental and other governmental regulations and to compete with larger, more efficient, integrated operators. In addition, many of the remaining independent operators may wish to sell their businesses to achieve liquidity in their personal finances or as part of their estate planning. Due to the prevalence of exclusive arrangements and the reduced pace of consolidation, we believe the Western markets contain the largest and most attractive number of acquisition opportunities.

Our Operating Strategy

In order to achieve our business objectives of improving our operating margins and delivering superior stockholder value within the solid waste industry, we have adopted the following operating strategy, the components of which are tailored to the competitive and regulatory factors that affect our markets.

Control the Waste Stream. In markets where waste collection services are provided under exclusive arrangements, or where waste disposal is municipally funded or available at multiple municipal sources, we believe that controlling the waste stream by providing collection services is often more important to our profitability and growth than owning or operating landfills. In addition, contracts in some Western U.S. markets dictate the disposal facility to be used. The large size of many Western states increases the cost of interstate and long haul disposal, heightening the effects of regulations that direct waste disposal, which may make it more difficult for a landfill to obtain the disposal volume necessary to operate profitably. In markets with these characteristics, we believe that landfill ownership or vertical integration, as described below, is not as critical to our success.

Provide Vertically Integrated Services. In markets where we believe that owning landfills is a strategic element to a collection operation because of competitive and regulatory factors, we generally focus on providing integrated services, from collection through disposal of solid waste in landfills that we own or operate.

Manage on a Decentralized Basis. We manage our operations on a decentralized basis. This places decision-making authority close to the customer, enabling us to identify and address customers' needs quickly in a cost-effective manner. We believe that decentralization provides a low- overhead, highly efficient operational structure that allows us to expand into geographically contiguous markets and operate in relatively small communities that larger competitors may not find attractive. We believe that this structure gives us a strategic competitive advantage, given the relatively rural nature of much of the Western and Southern U.S., and makes us an attractive buyer to many potential acquisition candidates.

We currently deliver our services from approximately 123 operating locations grouped into the following four regions: Pacific Northwest, Western, Central and Eastern. We organized our business into these four regions on the basis of their geographic characteristics, interstate waste flow, revenue base, employee base, regulatory structure and acquisition opportunities. Each region has a regional vice president and a regional controller, reporting directly to our corporate management. These regional officers are responsible for operations and accounting in their regions and supervise their regional staffs.

Each operating location has a district manager who has autonomous service and decision-making authority for his or her operations and is responsible for maintaining service quality, promoting safety, implementing marketing programs and overseeing day-to-day operations, including contract administration. District managers also help identify acquisition candidates and are responsible for integrating acquired businesses into our operations and obtaining the permits and other governmental approvals required for us to operate.

Operating Enhancements. We develop company-wide operating standards, which are tailored for each of our markets based on industry norms and local conditions. We implement cost controls and employee training and safety procedures and establish a sales and marketing plan for each market. By internalizing the waste stream of acquired operations, we can further increase operating efficiencies and improve capital utilization. We use a wide- area, information system network, implement financial controls and consolidate certain accounting, personnel and customer service functions. While regional and district management operate with a high degree of autonomy, our senior officers monitor regional and district operations and require adherence to our accounting, purchasing, marketing and internal control policies, particularly with respect to financial matters. Our executive officers regularly review the performance of regional officers, district managers and operations. We believe we can improve the profitability of existing and newly acquired operations by establishing operating standards, closely monitoring performance and streamlining certain administrative functions.

Our Growth Strategy

We tailor the components of our growth strategy to the markets in which we operate and into which we hope to expand.

Acquiring Additional Exclusive Arrangements. We derive more than 50% of our revenues from arrangements, including franchise agreements, municipal contracts and governmental certificates, under which we are the exclusive service provider in a specified market. We intend to devote significant resources to securing additional franchise agreements and municipal contracts through competitive bidding and additional governmental certificates by acquiring other companies. In bidding for franchises and municipal contracts and evaluating acquisition candidates holding governmental certificates, our management team draws on its experience in the waste industry and knowledge of local service areas in existing and target markets. Our district managers maintain relationships with local governmental officials within their service areas, and sales representatives may be assigned to cover specific municipalities. These personnel focus on maintaining, renewing and renegotiating existing franchise agreements and municipal contracts and securing additional agreements and contracts while maintaining acceptable financial returns. We believe our ability to offer comprehensive rail haul disposal services in the Pacific Northwest improves our competitive position in bidding for such contracts.

Internal Growth. To generate continued internal revenue growth, we focus on increasing market penetration in our current and adjacent markets, soliciting new residential, commercial and industrial customers in markets where such customers have the option to choose a particular waste collection service, marketing upgraded or additional services (such as compaction or automated collection) to existing customers and, if appropriate, raising prices. Where possible, we intend to leverage our franchise-based platforms to expand our customer base beyond our exclusive market territories. As customers are added in existing markets, our revenue per routed truck increases, which generally increases our collection efficiencies and profitability. In markets in which we have exclusive contracts, franchises and certificates, we expect internal volume growth generally to track population and business growth.

Expansion Through Acquisitions. We intend to expand the scope of our operations by continuing to acquire solid waste companies in new markets and in existing or adjacent markets that are combined with or "tucked in" to our existing operations. We focus our acquisition efforts on markets that we believe provide significant growth opportunities for a well- capitalized market entrant and where we can create economic and operational barriers to entry by new competitors. This focus typically highlights markets in which we can either (1) provide waste collection services under franchises, exclusive contracts or other arrangements or (2) garner a leading market position and provide vertically integrated collection and disposal services. We believe that our experienced management, decentralized operating strategy, financial strength, size and public company status make us an attractive buyer to certain solid waste collection and disposal acquisition candidates. We have developed an acquisition discipline based on a set of financial, market and management criteria to evaluate opportunities. Once an acquisition is closed, we seek to integrate it while minimizing disruption to the ongoing operations of both Waste Connections and the acquired business.

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

SOLID WASTE SERVICES

Residential, Commercial and Industrial Collection Services

We serve more than one million residential, commercial and industrial customers from operations in 22 states. Our services are generally provided under one of the following arrangements: (1) governmental certificates; (2) exclusive franchise agreements; (3) exclusive municipal contracts; (4) residential subscriptions; (5) residential contracts; or (6) commercial and industrial service agreements.

Governmental certificates, exclusive franchise agreements and exclusive municipal contracts grant us rights to provide services within specified areas at established rates. We currently have in excess of 590 such exclusive arrangements, which vary in both size and duration. Governmental certificates, or G Certificates, are unique to the State of Washington. Generally, franchise agreements with government entities tend to be larger and of longer duration than municipal contracts. We continue to provide service under some municipal contracts that have expired while new agreements are being negotiated. We do not expect that the loss of any current contracts in negotiation for renewal or contracts likely to terminate in 2005 will have a material adverse affect on our revenues or cash flows. No individual contract or customer accounted for more than 5% of our total revenues for the year ended December 31, 2004.

A substantial portion of our Washington collection business is performed under G Certificates, which apply only to unincorporated areas of Washington and municipalities that have elected to have their solid waste collection overseen by the WUTC. G Certificates generally grant the holder the exclusive and perpetual right to provide certain solid waste collection and transportation services in a specified territory subject to divestiture and/or cancellation by the WUTC on specified limited grounds. The WUTC has repeatedly determined that, in enacting the statute authorizing G Certificates, the Washington State legislature intended to favor grants of exclusive, rather than overlapping, service rights for conventional solid waste services. Accordingly, most G Certificates currently grant exclusive solid waste collection and transportation rights for conventional solid waste services in specified territories.

We provide residential waste services, other than those we perform under exclusive arrangements, under contracts with homeowners' associations, apartment owners, mobile home park operators or on a subscription basis with individual households. We set base residential fees on a contract basis primarily based on route density, the frequency and level of service, the distance to the disposal or processing facility, weight and type of waste collected, type of equipment and containers furnished, the cost of disposal or processing and prices charged by competitors in that market for similar services. Collection fees are paid either by the municipalities from tax revenues or directly by the residents receiving the services. We provide 30 to 96 gallon carts to residential customers.

We provide commercial and industrial services, other than those we perform under exclusive arrangements, under customer service agreements generally ranging from one to three years in duration. We determine fees under these agreements by such factors as collection frequency, level of service, route density, the type, volume and weight of the waste collected, type of equipment and containers furnished, the distance to the disposal or processing facility, the cost of disposal or processing and prices charged in our collection markets for similar services. Collection of larger volumes of commercial and industrial waste streams generally helps improve our operating efficiencies, and consolidation of these volumes allows us to negotiate more favorable disposal prices. We provide one to ten cubic yard containers to commercial customers and 10 to 50 cubic yard containers to industrial customers. For an additional fee, we install on the premises of large volume customers stationary compactors that compact waste prior to collection.

Landfill Disposal Services

Currently, solid waste landfills in the United States must be designed, permitted, operated, closed and maintained after closure in compliance with federal, state and local regulations pursuant to Subtitle D of the Resource Conservation and Recovery Act of 1976, as amended, or the RCRA. Operating a solid waste landfill involves excavating, constructing liners and final caps, continually spreading and compacting waste, covering waste with earth or other inert material at least once a day to maintain sanitary conditions, using the airspace effectively and preparing the site so it can ultimately be used for other purposes.

We seek to identify solid waste landfill acquisition candidates to achieve vertical integration in markets where the economic and regulatory environment makes landfill acquisitions attractive. In some markets, acquiring landfills provides opportunities to vertically integrate our collection, transfer and disposal operations while improving operating margins. When we have vertical integration, we eliminate third party disposal costs and generally are able to realize higher margins and stronger operating cash flows. The fees charged at disposal facilities, which are known as "tipping fees," are based on market factors and take into account the type and weight or volume of solid waste deposited and the type and size of the vehicles used to transport waste. We evaluate landfill acquisition candidates by determining, among other factors, whether access to the landfill is economically feasible from our existing market areas either directly or through transfer stations, the amount and disposal cost of waste we currently dispose of at a facility owned by a third party that could be diverted to the landfill, the expected life of the landfill, the total development, closure and post closure costs of the landfill, the potential for expanding the landfill and the potential for material environmental liabilities at the landfill.

Our landfill facilities consisted of the following at December 31, 2004:

Owned and operated landfills                                   22
Operated landfills under limited-term operating agreements      7
Operated landfills under life-of-site operating agreements      4
                                                           -------
                                                               33
                                                           =======

We also own two municipal solid waste landfill sites in Kentucky and New Mexico and one construction and demolition landfill site in Colorado that are permitted for operation, but were not constructed as of December 31, 2004. We own landfills in California, Colorado, Illinois, Kansas, Kentucky, Minnesota, Mississippi, Nebraska, New Mexico, Oklahoma, Oregon, Tennessee and Washington. In addition, we operate, but do not own, landfills in California, Mississippi, Nebraska and New Mexico. With the exception of three landfills located in Tennessee, Mississippi and Kentucky that only accept construction and demolition waste and one construction and demolition landfill in Colorado permitted for operation, but not constructed, all landfills that we own or operate are municipal solid waste landfills.

Pursuant to landfill operating agreements, the owner of the property, generally a municipality, usually owns the permit and we operate the landfill for a contracted term, which may be the life of the landfill. Under our operating agreements for which the contracted term is not the life of the landfill, the property owner is generally responsible for closure and post- closure obligations. We are responsible for all closure and post-closure obligations at three of our four operated landfills for which we have life-of- site operating agreements. Our operating contracts for which the contracted term is less than the life of the landfill have expiration dates from 2005 to 2017. In October 2004, we gave notice to terminate the contract for one landfill with a finite term, from which we generated approximately $0.9 million of annualized revenues. The contract for this landfill will expire in the second quarter of 2005. The termination of this limited-term operating agreement is not expected to have a material financial impact on our business, results of operations or cash flows.

Based on remaining permitted capacity as of December 31, 2004, and projected annual disposal volumes, the average remaining landfill life for our owned and operated landfills and landfills operated, but not owned, under life-of-site operating agreements, is estimated to be approximately 48 years. Many of our existing landfills have the potential for expanded disposal capacity beyond the amount currently permitted. We monitor the available permitted in-place disposal capacity of our landfills on an ongoing basis and evaluate whether to seek capacity expansion. In making this evaluation, we consider various factors, including the following:

  whether the land where the expansion is being sought is contiguous to the current disposal site, and whether we either own it or the property is under option, purchase, operating or other similar agreement;

  whether total development costs, final capping costs, and closure/post-closure costs have been determined;

  whether internal personnel have performed a financial analysis of the proposed expansion site and have determined that it has a positive financial and operational impact;

  whether internal or external personnel are actively working to obtain the necessary approvals to obtain the landfill expansion permit;

  whether we consider it probable that we will achieve the expansion. For a pursued expansion to be considered probable, there must be no significant known technical, legal, community, business, or political restrictions or similar issues existing that could impair the success of the expansion; and

  whether the land where the expansion is being sought has the proper zoning or proper zoning can readily be obtained.

We also regularly consider whether it is advisable, in light of changing market conditions and/or regulatory requirements, to seek to expand or change the permitted waste streams or to seek other permit modifications. We are currently seeking to expand permitted capacity at 10 of our landfills for which we consider expansions to be probable. Although we cannot be certain that all future expansions will be permitted as designed, the average remaining landfill life for our owned and operated landfills and landfills operated, but not owned, under life-of-site operating agreements is estimated to be approximately 59 years when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume.

The following table reflects estimated landfill capacity and airspace changes, as measured in tons, for owned and operated landfills and landfills operated, but not owned, under life-of-site operating agreements (in thousands):

                                            2003                          2004
                                ----------------------------- -----------------------------
                                          Probable                      Probable
                                Permitted Expansion   Total   Permitted Expansion   Total
                                ----------------------------- -----------------------------
Balance, beginning of year       290,942    47,542   338,484   288,792    83,298   372,090
Acquisitions and new life-of-site
   operating agreements            9,561     1,400    10,961    16,215        --    16,215
New expansions pursued                --    29,548    29,548        --        --        --
Operations sold                       --        --        --    (3,055)   (8,325)  (11,380)
Permits granted                      550      (550)       --     2,580    (2,580)       --
Airspace consumed                 (5,894)       --    (5,894)   (6,617)       --    (6,617)
Changes in engineering estimates  (6,367)    5,358    (1,009)   11,701    (2,453)    9,248
                                --------- --------- --------- --------- --------- ---------
Balance, end of year             288,792    83,298   372,090   309,616    69,940   379,556
                                ========= ========= ========= ========= ========= =========

The estimated remaining operating lives for our owned and operated landfills and landfills operated, but not owned, under life-of-site operating agreements, based on remaining permitted and probable expansion capacity and projected annual disposal volume, in years, as of December 31, 2003, are shown in the table below. The estimated remaining operating lives include assumptions that the operating permits are renewed.

                              0 to 10  11 to 20  21 to 40  41 to 50    51 +      Total
                             --------- --------- --------- --------- --------- ---------
Owned and operated
   landfills                        2         2         3         4         9        20

Operated landfills under
   life-of-site operating
   agreements                      --        --         2         1         2         5
                             --------- --------- --------- --------- --------- ---------
                                    2         2         5         5        11        25
                             ========= ========= ========= ========= ========= =========

The estimated remaining operating lives for our owned and operated landfills and landfills operated, but not owned, under life-of-site operating agreements, based on remaining permitted and probable expansion capacity and projected annual disposal volume, in years, as of December 31, 2004, are shown in the table below. The estimated remaining operating lives include assumptions that the operating permits are renewed.

                              0 to 10  11 to 20  21 to 40  41 to 50    51 +      Total
                             --------- --------- --------- --------- --------- ---------
Owned and operated
   landfills                        2         3         8         1         8        22

Operated landfills under
   life-of-site operating
   agreements                      --        --         2         1         1         4
                             --------- --------- --------- --------- --------- ---------
                                    2         3        10         2         9        26
                             ========= ========= ========= ========= ========= =========

The disposal tonnage that we received in 2003 at all of our landfills is shown below (tons in thousands):

                                                                                      Twelve
                                              Three months ended                   months ended
                                March 31,    June 30,  September 30, December 31,  December 31,
                                 2003          2003         2003         2003          2003
                              ------------ ------------ ------------ ------------ -------------

                              # of  Total  # of  Total  # of  Total  # of  Total   # of  Total
                              Sites  Tons  Sites  Tons  Sites  Tons  Sites  Tons  Sites   Tons
                              ----- ------ ----- ------ ----- ------ ----- ------ ------ ------
Owned landfills or landfills
   operated under life-of-site
   contracts                    23  1,251    23  1,409    25  1,545    25  1,689     25  5,894
Operated landfills               7    223     7    143     9    276     9    254      9    896
                              ----- ------ ----- ------ ----- ------ ----- ------ ------ ------
                                30  1,474    30  1,552    34  1,821    34  1,943     34  6,790
                              ===== ====== ===== ====== ===== ====== ===== ====== ====== ======

The disposal tonnage that we received in 2004 at all of our landfills is shown below (tons in thousands):

                                                                                      Twelve
                                              Three months ended                   months ended
                                March 31,    June 30,  September 30, December 31,  December 31,
                                 2004          2004         2004         2004          2004
                              ------------ ------------ ------------ ------------ -------------

                              # of  Total  # of  Total  # of  Total  # of  Total   # of  Total
                              Sites  Tons  Sites  Tons  Sites  Tons  Sites  Tons  Sites   Tons
                              ----- ------ ----- ------ ----- ------ ----- ------ ------ ------
Owned landfills or landfills
   operated under life-of-site
   contracts                    26  1,494    26  1,675    26  1,746    26  1,680     26  6,595
Operated landfills               9    228     9    266     8    266     7    240      7  1,000
                              ----- ------ ----- ------ ----- ------ ----- ------ ------ ------
                                35  1,722    35  1,941    34  2,012    33  1,920     33  7,595
                              ===== ====== ===== ====== ===== ====== ===== ====== ====== ======

Transfer Station Services

We have an active program to acquire, develop, own and operate transfer stations in markets proximate to our collection operations. Transfer stations receive, compact, and load solid waste to be transported to landfills via truck, rail, or barge. Transfer stations extend our direct-haul reach and link collection operations with disposal facilities that we own, operate or have under contract in other localities. We owned or operated 32 transfer stations at December 31, 2004. Currently, we own transfer stations in California, Colorado, Kansas, Montana, Nebraska, Oklahoma, Oregon, Tennessee and Washington. In addition, we operate, but do not own, transfer stations in Kentucky, Nebraska, Tennessee and Washington. We believe that transfer stations benefit us by:

  concentrating the waste stream from a wider area, which increases the volume of disposal at our landfill facilities and gives us greater leverage in negotiating more favorable disposal rates at other landfills;

  improving utilization of collection personnel and equipment; and

  building relationships with municipalities and private operators that deliver waste, which can lead to additional growth opportunities.

Recycling Services

We offer residential, commercial, industrial and municipal customers recycling services for a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals. We own or operate 26 recycling processing operations and sell other collected recyclable materials to third parties for processing before resale. Certain of our municipal recycling contracts in Washington specify certain benchmark resale prices for recycled commodities. To the extent the prices we actually receive for the processed recycled commodities collected under those contracts exceed the prices specified in the contracts, we share the excess with the municipality, after recovering any previous shortfalls resulting from actual market prices falling below the prices specified in the contracts. To reduce our exposure to commodity price volatility and risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties. We believe that recycling will continue to be an important component of local and state solid waste management plans due to the public's increasing environmental awareness and expanding regulations that mandate or encourage recycling.

INTERMODAL SERVICES

Intermodal logistics is the movement of containers using two or more modes of transportation, usually including a rail or truck segment. In November 2004, we entered the intermodal services business in the Pacific Northwest through the acquisition of Northwest Container Services, Inc., which provides repositioning, storage, maintenance and repair of cargo containers for international shipping companies. We provide these services for containerized cargo primarily to international shipping companies importing and exporting goods through the Pacific Northwest. As of December 31, 2004, we owned six intermodal operations in Washington and Oregon. Our fleet of doublestack railcars provides dedicated direct-line haul services between terminals in Portland, Tacoma and Seattle. We have contracts with the Burlington Northern Santa Fe and Union Pacific railroads for the movement of containers between our six intermodal operations. We also provide our customers container and chassis sales and leasing services.

Our intermodal business is experiencing growth as a result of both increased flow of cargo between the U.S. and Asia and the increased use by international shipping companies of less congested ports in the Pacific Northwest for point of entry rather than in Southern California. We intend to further expand this business through cross-selling efforts with our solid waste services operations. We estimate that currently about 2.5 million tons per year of solid waste are transported by rail from primarily the Seattle-Tacoma area to remote landfills in Eastern Washington and Eastern Oregon. We believe our ability to market both intermodal and disposal services will enable us to more effectively compete for these volumes.

SALES AND MARKETING

We employ sales and marketing personnel as necessary to extend or renew existing contracts, solicit new contracts or customers in markets where we are not the exclusive provider of solid waste or intermodal services, expand our presence into areas adjacent to or contiguous with our existing markets, and market additional services to existing customers. In many of our existing markets, we provide waste collection, transfer and disposal services to municipalities and governmental authorities under exclusive arrangements, and, therefore, do not contract directly with individual customers. In addition, because we have grown primarily through acquisitions, we have generally assumed existing franchise agreements, municipal contracts and G Certificates from the acquired companies, rather than obtaining new contracts via marketing efforts or bid processes.

COMPETITION

The solid waste services industry is highly competitive and requires substantial labor and capital resources. The industry presently includes three large national waste companies - Allied Waste Industries, Inc., Republic Services, Inc., and Waste Management, Inc. - several regional publicly-held and privately-owned solid waste companies, and several thousand small, local, privately-owned companies. Certain of the markets in which we compete or will likely compete are served by one or more large, national solid waste companies, as well as by numerous regional and local solid waste companies of varying sizes and resources, some of which have accumulated substantial goodwill in their markets. We also compete with operators of alternative disposal facilities, including incinerators, and with counties, municipalities and solid waste districts that maintain their own waste collection and disposal operations. Public sector operators may have financial advantages over us because of their access to user fees and similar charges, tax revenues and tax-exempt financing.

We compete for collection, transfer and disposal volume based primarily on the price and, to a lesser extent, quality of our services. From time to time, competitors may reduce the price of their services in an effort to expand their market shares or service areas or to win competitively bid municipal contracts. These practices may cause us to reduce the price of our services or, if we elect not to do so, to lose business. We provide a majority of our residential, commercial and industrial collection services under exclusive franchise and municipal contracts and certificates, some of which are subject to periodic competitive bidding. We provide a substantial portion of our other services under subscription agreements with individual households and one to three year service contracts with commercial and industrial customers.

The U.S. solid waste services industry has undergone significant consolidation, and we encounter competition in our efforts to acquire landfills, transfer stations and collection operations. Intense competition exists not only for collection, transfer and disposal volume, but also for remaining acquisition candidates. We generally compete for acquisition candidates with publicly owned regional and large national waste management companies. Accordingly, it may become uneconomical for us to make further acquisitions or we may be unable to locate or acquire suitable acquisition candidates at price levels and on terms and conditions that we consider appropriate, particularly in markets we do not already serve. Competition in the disposal industry is also affected by the increasing national emphasis on recycling and other waste reduction programs, which may reduce the volume of waste deposited in landfills.

The intermodal services industry is also highly competitive. We compete against other intermodal rail services companies, trucking companies and railroads, many of which have greater financial and other resources than we do. Competition is based primarily on price, reliability and quality of service.

REGULATION

Introduction

Our operations, including landfills, waste transportation, transfer stations, vehicle maintenance shops and fueling facilities, are all subject to extensive and evolving federal, state and local environmental laws and regulations, the enforcement of which has become increasingly stringent. The environmental regulations that affect us are administered by the EPA and other federal, state and local environmental, zoning, health and safety agencies. The WUTC regulates the portion of our collection business in Washington performed under G Certificates, which generally grant us perpetual and exclusive collection and transportation rights in certain areas. We currently comply in all material respects with applicable federal, state and local environmental laws, permits, orders and regulations. In addition, we attempt to anticipate future regulatory requirements and to plan in advance as necessary to comply with them. We do not presently anticipate incurring any material costs to bring our operations into environmental compliance with existing or expected future regulatory requirements, although there can be no assurance in this regard.

The principal federal, state and local statutes and regulations that apply to our operations are described below. Certain of the federal statutes described below contain provisions that authorize, under certain circumstances, lawsuits by private citizens to enforce the provisions of the statutes. In addition to penalties, some of those statutes authorize an award of attorneys' fees to parties that successfully bring such an action. Enforcement actions under these statutes may include both civil and criminal penalties, as well as injunctive relief in some instances.

The Resource Conservation and Recovery Act of 1976, or the RCRA

RCRA regulates the generation, treatment, storage, handling, transportation and disposal of solid waste and requires states to develop programs to ensure the safe disposal of solid waste. RCRA divides solid waste into two groups, hazardous and nonhazardous. Wastes are generally classified as hazardous if they either (1) are specifically included on a list of hazardous wastes or (2) exhibit certain characteristics defined as hazardous. Household wastes are specifically designated as nonhazardous. Wastes classified as hazardous under RCRA are subject to much stricter regulation than wastes classified as nonhazardous, and businesses that deal with hazardous waste are subject to regulatory obligations in addition to those imposed on handlers of nonhazardous waste. From the date of inception through December 31, 2004, we did not, to our knowledge, transport hazardous wastes under circumstances that would subject us to hazardous waste regulations under RCRA. Some of our ancillary operations (e.g., vehicle maintenance operations) may generate hazardous wastes. We manage these wastes in substantial compliance with applicable laws.

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

The Federal Water Pollution Control Act of 1972, or the Clean Water Act

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

The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or CERCLA

CERCLA established a regulatory and remedial program intended to provide for the investigation and cleanup of facilities where or from which a release of any hazardous substance into the environment has occurred or is threatened. CERCLA's primary mechanism for remedying such problems is to impose strict joint and several liability for cleanup of facilities on current owners and operators of the site, former owners and operators of the site at the time of the disposal of the hazardous substances, any person who arranges for the transportation, disposal or treatment of the hazardous substances, and the transporters who select the disposal and treatment facilities, regardless of the care exercised by such persons. CERCLA also imposes liability for the cost of evaluating and remedying any damage to natural resources. The costs of CERCLA investigation and cleanup can be very substantial. Liability under CERCLA does not depend on the existence or disposal of "hazardous waste" as defined by RCRA; it can also be based on the existence of even very small amounts of the more than 700 "hazardous substances" listed by the EPA, many of which can be found in household waste. In addition, the definition of "hazardous substances" in CERCLA incorporates substances designated as hazardous or toxic under the federal Clean Water Act, Clear Air Act and Toxic Substances Control Act. If we were found to be a responsible party for a CERCLA cleanup, the enforcing agency could hold us, or any other generator, transporter or the owner or operator of the contaminated facility, responsible for all investigative and remedial costs, even if others were also liable. CERCLA also authorizes the imposition of a lien in favor of the United States on all real property subject to, or affected by, a remedial action for all costs for which a party is liable. Subject to certain procedural restrictions, CERCLA gives a responsible party the right to bring a contribution action against other responsible parties for their allocable shares of investigative and remedial costs. Our ability to obtain reimbursement from others for their allocable shares of such costs would be limited by our ability to find other responsible parties and prove the extent of their responsibility, their financial resources, and other procedural requirements. Various state laws also impose strict joint and several liability for investigation, cleanup and other damages associated with hazardous substance releases.

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

The Occupational Safety and Health Act of 1970, or the OSH Act

The OSH Act is administered by the Occupational Safety and Health Administration ("OSHA"), and many state agencies whose programs have been approved by OSHA. The OSH Act establishes employer responsibilities for worker health and safety, including the obligation to maintain a workplace free of recognized hazards likely to cause death or serious injury, comply with adopted worker protection standards, maintain certain records, provide workers with required disclosures and implement certain health and safety training programs. Various OSHA standards may apply to our operations, including standards concerning notices of hazards, safety in excavation and demolition work, the handling of asbestos and asbestos-containing materials and worker training and emergency response programs.

Flow Control/Interstate Waste Restrictions

Certain permits and approvals and state and local regulations may limit a landfill's or transfer station's ability to accept waste that originates from specified geographic areas, import out-of-state waste or wastes originating outside the local jurisdictions or otherwise discriminate against non-local waste. These restrictions, generally known as flow control restrictions, are controversial, and some courts have held that some state and local flow control schemes violate constitutional limits on state or local regulation of interstate commerce. From time to time, federal legislation is proposed that would allow some local flow control restrictions. Although no such federal legislation has been enacted to date, if such federal legislation should be enacted in the future, states in which we own or operate landfills could limit or prohibit the importation of out-of-state waste or direct that wastes be handled at specified facilities. Such state actions could adversely affect our landfills. These restrictions could also result in higher disposal costs for our collection operations. If we were unable to pass such higher costs through to our customers, our business, financial condition and operating results could be adversely affected.

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

State and Local Regulation

Each state in which we now operate or may operate in the future has laws and regulations governing the generation, storage, treatment, handling, transportation and disposal of solid waste, occupational safety and health, water and air pollution and, in most cases, the siting, design, operation, maintenance, closure and post-closure maintenance of landfills and transfer stations. State and local permits and approval for these operations may be required and may be subject to periodic renewal, modification or revocation by the issuing agencies. In addition, many states have adopted statutes comparable to, and in some cases more stringent than, CERCLA. These statutes impose requirements for investigation and cleanup of contaminated sites and liability for costs and damages associated with such sites, and some provide for the imposition of liens on property owned by responsible parties. Furthermore, many municipalities also have ordinances, local laws and regulations affecting our operations. These include zoning and health measures that limit solid waste management activities to specified sites or activities, flow control provisions that direct or restrict the delivery of solid wastes to specific facilities, laws that grant the right to establish franchises for collection services and bidding for such franchises, and bans or other restrictions on the movement of solid wastes into a municipality.

Permits or other land use approvals with respect to a landfill, as well as state or local laws and regulations, may specify the quantity of waste that may be accepted at the landfill during a given time period and/or the types of waste that may be accepted at the landfill. Once an operating permit for a landfill is obtained, it generally must be renewed periodically.

There has been an increasing trend at the state and local level to mandate and encourage waste reduction at the source and waste recycling, and prohibit or restrict the disposal in landfills of certain types of solid wastes, such as yard wastes, leaves, tires, computers and other electronic equipment waste, and painted wood and other construction and demolition debris. The enactment of regulations reducing the volume and types of wastes available for transport to and disposal in landfills could prevent us from operating our facilities at their full capacity.

Some state and local authorities enforce certain federal requirements in addition to state and local laws and regulations. For example, in some states, local or state authorities enforce requirements of RCRA, the OSH Act and parts of the Clean Air Act and the Clean Water Act instead of the EPA or OSHA, and in some states such laws are enforced jointly by state or local and federal authorities.

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

Insurance

Beginning August 1, 2002, we significantly changed our insurance programs for automobile liability, property, general liability, workers' compensation and employer's liability. Prior to this date, each of these areas was third-party insured with a per incident deductible of up to $5,000. Under our current insurance program, we carry per incident deductibles of $2 million for automobile liability claims, $1.5 million for workers' compensation and employer's liability claims and $1 million for general liability claims.

During each 12-month period, our automobile liability policy will pay up to $3 million in the aggregate per incident, after we pay the $2 million deductible. Additionally, we have an umbrella policy with a third party insurance company for automobile liability, general liability and employer's liability that will pay, during each 12-month period, up to an aggregate of $50 million of claims in excess of the $5 million limit for automobile claims and in excess of the $1 million limit for general liability and $1.5 million limit for employer's liability claims. Since workers' compensation is a statutory coverage limited only by the various state jurisdictions, the umbrella coverage is not applicable. Also, our umbrella policy does not cover property claims, as the insurance limits for these claims are in accordance with the replacement values of the insured property.

In November 2002, we purchased environmental protection insurance under a three-year policy with coverage of $10 million per occurrence and a $20 million aggregate limit. This insurance covers all owned or operated landfills and transfer stations and all owned materials recycling operations. Under our policy, insurance is guaranteed for acquired and newly constructed facilities, but each addition to the policy is underwritten on a site-specific basis and the premium is set according to the conditions found at the site. Our policy provides insurance for new pollution conditions that originate after the commencement of our coverage. Pollution conditions existing prior to the commencement of our coverage, if found, could be excluded from coverage.

Financial Surety Bonds

We use financial surety bonds for a variety of corporate guarantees. The financial surety bonds are primarily used for guaranteeing municipal contract performance and providing financial assurances to meet landfill closure and post-closure obligations as required under certain environmental regulations. In addition to surety bonds, such guarantees and obligations may also be met through alternative financial assurance instruments, including insurance, letters of credit and restricted cash deposits.

In 2003, we paid $5.3 million to acquire a 9.9% interest in a company that, among other activities, issues financial surety bonds to secure landfill closure and post-closure obligations for companies operating in the solid waste sector, including our own.

EMPLOYEES

At December 31, 2004, we employed 3,768 full-time employees, of which 311, or 8% of our workforce, are employed under collective bargaining agreements, primarily with the Teamsters Union. These employees are subject to labor agreements that are subject to renegotiation periodically. We have 109 employees, or 3% of our workforce, who work under collective bargaining agreements that are set to expire in June 2005. We do not expect any significant disruption in our business in 2005 as a result of labor negotiations, employee strikes or organizational efforts.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning our executive officers as of January 31, 2005:

NAME	AGE	POSITIONS
Ronald J. Mittelstaedt (1)	41	Chief Executive Officer and Chairman
Steven F. Bouck	47	President
Darrell W. Chambliss	40	Executive Vice President and Chief Operating Officer
Robert D. Evans	58	Executive Vice President, General Counsel and Secretary
Worthing F. Jackman	40	Executive Vice President and Chief Financial Officer
Kenneth O. Rose	56	Senior Vice President - Administration
David G. Eddie	35	Vice President - Corporate Controller
David M. Hall	47	Vice President - Business Development
Eric O. Hansen	39	Vice President - Chief Information Officer
Jerri L. Hunt	53	Vice President - Human Resources
James M. Little	43	Vice President - Engineering

  Member of the Executive Committee of the Board of Directors.

Ronald J. Mittelstaedt has been Chief Executive Officer and a director of Waste Connections since the company was formed, and was elected Chairman in January 1998. Mr. Mittelstaedt also served as President from Waste Connections' formation through August 2004. Mr. Mittelstaedt has more than 16 years of experience in the solid waste industry. He holds a B.S. degree in Finance from the University of California at Santa Barbara.

Steven F. Bouck has been President of Waste Connections since September 1, 2004. From February 1998 to that date, he served as Executive Vice President and Chief Financial Officer. Mr. Bouck held various positions with First Analysis Corporation from 1986 to 1998, including most recently as Managing Director coordinating corporate finance. Mr. Bouck holds B.S. and M.S. degrees in mechanical engineering from Rensselaer Polytechnic Institute and an M.B.A. in Finance from the Wharton School. He has been a Chartered Financial Analyst since 1990.

Darrell W. Chambliss has been Executive Vice President and Chief Operating Officer of Waste Connections since October 2003. From October 1, 1997 to that date, he served as Executive Vice President - Operations. Mr. Chambliss has more than 15 years of experience in the solid waste industry. Mr. Chambliss holds a B.S. degree in Business Administration from the University of Arkansas.

Robert D. Evans has been Executive Vice President, General Counsel and Secretary of Waste Connections since June 2002. From 1978 until he joined us, Mr. Evans was a partner in the San Francisco law firm of Shartsis, Friese & Ginsburg LLP, where he was also a member of the Management Committee. Mr. Evans' practice included representing companies in mergers and acquisitions and corporate finance transactions. Prior to joining Waste Connections, Mr. Evans had been the Company's primary outside counsel since its formation. Mr. Evans holds a B.A. degree in Economics and a J.D. degree from the University of California at Berkeley.

Worthing F. Jackman has been Executive Vice President - Chief Financial Officer of Waste Connections since September 2004. Mr. Jackman served as Vice President - Finance and Investor Relations from April 2003 to August 2004. Mr. Jackman held various investment banking positions with Alex. Brown & Sons, now Deutsche Bank Securities, Inc., from 1991 through 2003, including most recently as a Managing Director within the Global Industrial & Environmental Services Group. In that capacity, he provided capital markets and strategic advisory services to companies in a variety of sectors, including solid waste services. Mr. Jackman holds a B.S. in Finance from Syracuse University and an M.B.A. from the Harvard Business School.

Kenneth O. Rose has been Senior Vice President - Administration of Waste Connections since May 2002. He served as a consultant to Waste Connections in March and April 2002. From May 2000 to March 2002, he provided consulting services to WorldOil.Com, Inc. and Gulf Publishing Company. As Vice President - Administration for Coach USA, Inc., from October 1996 to April 2000, Mr. Rose was responsible for all corporate administrative activities in the United States, Canada and Mexico. Mr. Rose has 10 years experience in the solid waste industry. Prior to joining the waste industry, Mr. Rose held various administrative positions in the oil and offshore drilling industries from 1971 to 1989 with Standard Oil Company-Indiana, Gulf Oil Corporation and Chevron Corporation. Mr. Rose holds a B.S. degree in Accounting from the University of Wyoming.

David G. Eddie has been Vice President - Corporate Controller of Waste Connections since March 2004. From April 2003 to February 2004, Mr. Eddie served as Vice President - Public Reporting and Compliance. From May 2001 to March 2003, Mr. Eddie served as Director of Finance. Mr. Eddie served as Corporate Controller for International Fibercom, Inc. from April 2000 to May 2001. From September 1999 to April 2000, Mr. Eddie served as Waste Connections' Manager of Financial Reporting. From September 1994 to September 1999, Mr. Eddie held various positions, including Audit Manager, for PricewaterhouseCoopers LLP. Mr. Eddie is a Certified Public Accountant and holds a B.S. degree in Accounting from California State University, Sacramento.

David M. Hall has been Vice President - Business Development of Waste Connections since August 1, 1998. Mr. Hall has more than 17 years of experience in the solid waste industry with extensive operating and marketing experience in the Western U.S. Mr. Hall received a B.S. degree in Management and Marketing from Southwest Missouri State University.

Eric O. Hansen has been Vice President - Chief Information Officer of Waste Connections since July 2004. From January 2001 to July 2004, Mr. Hansen served as Vice President - Information Technology. From April 1998 to December 2000, Mr. Hansen served as Director of Management Information Systems. Mr. Hansen holds a B.S degree from Portland State University.

Jerri L. Hunt has been Vice President - Human Resources of Waste Connections since December 1999. Ms. Hunt served as Vice President - Human Resources and Risk Management from December 1999 to May 2002. From 1994 to 1999, Ms. Hunt held various positions with First Union National Bank (including the Money Store, which was acquired by First Union National Bank), most recently Vice President of Human Resources. From 1989 to 1994, Ms. Hunt served as Manager of Human Resources and Risk Management for BFI. Ms. Hunt also served as a Human Resources Supervisor for United Parcel Service from 1976 to 1989. She holds a B.S. degree from California State University, Sacramento and a master's degree in Human Resources from Golden Gate University.

James M. Little has been Vice President - Engineering of Waste Connections since September 1999. Mr. Little held various management positions with Waste Management, Inc. (formerly USA Waste Services, Inc., which was acquired by Waste Management, Inc. and Chambers Development Co. Inc., which was acquired by USA Waste Services, Inc.) from April 1990 to September 1999, including Regional Environmental Manager and Regional Landfill Manager, and most recently Division Manager in Ohio, where he was responsible for the operations of 10 operating companies in the Northern Ohio area. Mr. Little is a certified professional geologist and holds a B.S. degree in Geology from Slippery Rock University.

AVAILABLE INFORMATION

Our internet website address is http://www.wasteconnections.com. The information on our website is not incorporated by reference in this annual report on Form 10-K. We make our reports on Forms 10-K, 10-Q and 8-K available on our website free of charge after we file or furnish them with the SEC.

RISKS AND UNCERTAINTIES

Certain statements contained in this Annual Report on Form 10-K are forward-looking in nature. These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "anticipates," or the negative thereof or comparable terminology, or by discussions of strategy. Our business and operations are subject to a variety of risks and uncertainties and, consequently, actual results may differ materially from those projected by any forward-looking statements. Factors that could cause actual results to differ from those projected include, but are not limited to, those listed below and elsewhere in this report. There may be additional risks of which we are not presently aware or that we currently believe are immaterial which could have an adverse impact on our business. We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances that may change.

Risks Related to Our Business

We may be unable to compete effectively with larger and better capitalized companies and governmental service providers.

Our industry is highly competitive and requires substantial labor and capital resources. Some of the markets in which we compete or will likely compete are served by one or more large, national companies, as well as by regional and local companies of varying sizes and resources, some of which have accumulated substantial goodwill in their markets. Some of our competitors may also be better capitalized than we are, have greater name recognition than we do or be able to provide or be willing to bid their services at a lower price than we may be willing to offer. Our inability to compete effectively could hinder our growth.

We also compete with counties, municipalities and solid waste districts that maintain their own waste collection and disposal operations. These operators may have financial advantages over us because of their access to user fees and similar charges, tax revenues and tax-exempt financing.

Competition for acquisition candidates, consolidation within the waste industry and economic and market conditions may limit our ability to grow through acquisitions.

Most of our growth since our inception has been through acquisitions. Although we have identified numerous acquisition candidates that we believe are suitable, we may not be able to acquire them at prices or on terms and conditions favorable to us.

Other companies have adopted or may in the future adopt our strategy of acquiring and consolidating regional and local businesses. We expect that increased consolidation in the solid waste services industry will continue to reduce the number of attractive acquisition candidates. Moreover, general economic conditions and the environment for attractive investments may affect the desire of the owners of acquisition candidates to sell their companies. As a result, fewer acquisition opportunities may become available to us, which could cause us to reduce our rate of growth from acquisitions or make acquisitions on less attractive terms than we have in the past, such as at higher purchase prices.

Increases in insurance costs and the amount that we self- insure for various risks could reduce our operating margins and reported earnings.

We maintain insurance policies for automobile, general, employer's, environmental and directors and officers' liability as well as for employee group health insurance, property insurance, and workers' compensation. To control rising insurance costs, beginning August 2002, we became effectively self-insured by increasing our per incident deductibles. We carry umbrella policies for certain types of claims to provide excess coverage over the underlying policies and per incident deductibles. The increased amounts that we self-insure could cause significant volatility in our operating margins and reported earnings based on the occurrence and claim costs of incidents, accidents and injuries. Our insurance accruals are based on claims filed and estimates of claims incurred but not reported and are developed by our management with assistance from our third-party actuary and our third-party claims administrator. To the extent these estimates are inaccurate, we may recognize substantial additional expenses in future periods that would reduce operating margins and reported earnings. Significant increases in premiums on insurance that we retain also could reduce our margins.

Further increases in the price of fuel may adversely affect our business.

Although fuel and energy costs account for a relatively small portion of our total operating expenses, the price of fuel is volatile and rose substantially in 2004. We are party to a 24-month agreement, expiring on December 31, 2005, pursuant to which we are obligated to purchase diesel fuel at a price per gallon below current market prices. We expect to purchase approximately 13 million gallons of diesel fuel under the agreement in 2005. If we are unable to renew this agreement upon its expiration or renegotiate the agreement on favorable terms, our fuel costs are likely to increase.

Increases in labor and disposal and related transportation costs could reduce our operating margins.

Our continued success will depend on our ability to attract and retain qualified personnel. We compete with other businesses in our markets for qualified employees. From time to time, the labor supply is tight in some of our markets. A shortage of qualified employees would require us to enhance our wage and benefits packages to compete more effectively for employees or to hire more expensive temporary employees. Labor is one of our highest costs and relatively small increases in labor costs per employee could materially affect our cost structure. If we fail to attract and retain qualified employees, control our labor costs, or recover any increased labor costs through increased prices we charge for our services or otherwise offset such increases with cost savings in other areas, our operating margins could suffer. Disposal and related transportation costs are our second highest costs. If we incur increased disposal and related transportation costs to dispose of solid waste, and if, in either case, we are unable to pass these costs on to our customers, our operating results would suffer.

We may lose contracts through competitive bidding, early termination or governmental action.

We derive more than 50% of our revenue from services provided under exclusive municipal contracts, franchise agreements and governmental certificates. Many of these arrangements are for a specified term and will be subject to competitive bidding in the future. For example, we have 96 municipal contracts, representing annual revenues of approximately $9.1 million that will expire in the next 12 months with no renewal provisions. Although we intend to bid on additional municipal contracts and franchise agreements, we may not be the successful bidder. In addition, some of our customers may terminate their contracts with us before the end of the contract term.

Government action may also affect our exclusive arrangements. Municipalities may annex unincorporated areas within counties where we provide collection services; as a result, our customers in annexed areas may be required to obtain services from competitors that have been franchised by the annexing municipalities to provide those services. In addition, municipalities in which services are currently provided on a competitive basis may elect to franchise collection services. Unless we are awarded franchises by these municipalities, we will lose customers. Municipalities may also decide to provide services to their residents themselves, on an optional or mandatory basis, causing us to lose customers. Municipalities in Washington may by law annex any unincorporated territory, which could remove such territory from an area covered by a governmental certificate issued to us by the WUTC. Such occurrences could subject more of our Washington operations to competitive bidding. Moreover, legislative action could amend or repeal the laws governing WUTC regulation, which could harm our competitive position by subjecting more areas to competitive bidding. If we are not able to replace revenues from contracts lost through competitive bidding or early termination or from the renegotiation of existing contracts with other revenues within a reasonable time period, our revenues could decline.

Our intermodal business could be adversely affected by steamship lines diverting business to ports other than those we service, or by heightened security measures or actual or threatened terrorist attacks.

A substantial portion of our intermodal business involves transportation of shipping containers between the Seattle/Tacoma, Washington, and Portland, Oregon, markets. Decisions by steamship companies to increase container service to the Portland market or decrease container service to the Seattle/Tacoma market could decrease the number of containers that we handle which would adversely affect the results of our intermodal operations. In addition, heightened port security measures, actual or threatened terrorist attacks at U.S. ports or similar events are likely to slow the movement of freight through U.S. ports or on U.S. railroads or highways, and could adversely affect our intermodal business and the results of its operations.

Our growth and future financial performance depend significantly on our ability to integrate acquired businesses into our organization and operations.

A component of our growth strategy involves achieving economies of scale and operating efficiencies by growing through acquisitions. We may not achieve these goals unless we effectively combine the operations of acquired businesses with our existing operations. In addition, we are not always able to control the timing of our acquisitions. Our inability to complete acquisitions in the time frames that we expect may cause our operating results to be less favorable than expected, which could cause our stock price to decline.

We acquired our intermodal services business to enable us to compete for the business of long-hauling solid waste by rail to large regional landfills in the Pacific Northwest. Two of our national competitors already provide these services in the markets we hope to serve. Most long-haul waste services in the Pacific Northwest are provided under exclusive contracts with municipalities. We may not be successful in obtaining such contracts, and, therefore, our strategy of entering into this business to obtain a share of long-hauled disposal volumes may not be successful. Moreover, the economics of long-hauling solid waste by rail to regional landfills may change, or municipalities may choose to permit development of local landfills, in either case making the long-hauling of solid waste to regional landfills less attractive.

Our acquisitions may not be successful, resulting in changes in strategy, operating losses or a loss on sale of the business acquired.

Even if we are able to make acquisitions on advantageous terms and are able to integrate them successfully into our operations and organization, some acquisitions may not fulfill our objectives in a given market due to factors that we cannot control, such as market position or customer base. As a result, operating margins could be less than we originally anticipated when we made those acquisitions. We then may change our strategy with respect to that market or those businesses and decide to sell the operations at a loss, or keep those operations and recognize an impairment of goodwill and/or intangible assets.

Because we depend on railroads for our intermodal operations, our operating results and financial condition are likely to be adversely affected by any reduction or deterioration in rail service.

We depend on two major railroads for the intermodal services we provide - the Burlington Northern Santa Fe and Union Pacific. Consequently, a reduction in, or elimination of, rail service to a particular market is likely to adversely affect our ability to provide intermodal transportation services to some of our customers. In addition, the railroads are relatively free to adjust shipping rates up or down as market conditions permit when existing contracts expire. Rate increases would result in higher intermodal transportation costs, reducing the attractiveness of intermodal transportation compared to solely truck or other transportation modes, which could cause a decrease in demand for our services. Our business could also be adversely affected by adverse weather conditions or other factors that hinder the railroads' ability to provide reliable transportation services.

Efforts by labor unions could divert management attention and adversely affect operating results.

From time to time, labor unions attempt to organize our employees. Some groups of our employees are represented by unions, and we have negotiated collective bargaining agreements with all of these groups. Additional groups of employees may seek union representation in the future, and negotiating collective bargaining agreements with these groups could divert management attention and adversely affect operating results. If we are unable to negotiate acceptable collective bargaining agreements, we might have to wait through "cooling off" periods, which are often followed by union-initiated work stoppages, including strikes. Additionally, any significant work stoppage or slowdown at ports or by railroad workers could reduce or interrupt the flow of cargo containers through our intermodal facilities. Depending on the type and duration of any labor disruptions, our operating expenses could increase significantly, which could adversely affect our financial condition, results of operations and cash flows.

We depend significantly on the services of the members of our senior management team, and the departure of any of those persons could cause our operating results to suffer.

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

Our decentralized decision-making structure could allow local managers to make decisions that adversely affect our operating results.

We manage our operations on a decentralized basis. Local managers have the authority to make many decisions concerning their operations without obtaining prior approval from executive officers, subject to compliance with general company-wide policies. Poor decisions by local managers could result in loss of customers or increases in costs, in either case adversely affecting operating results.

The geographic concentration of our business makes our results vulnerable to economic and seasonal factors affecting the regions in which we operate.

Our business and financial results would be harmed by downturns in the general economy of the regions in which we operate and other factors affecting those regions, such as state regulations affecting the solid waste services industry and severe weather conditions. Based on historic trends experienced by the businesses we have acquired, we expect our operating results to vary seasonally, with revenues typically lowest in the first quarter, higher in the second and third quarters, and lower in the fourth quarter than in the second and third quarters. We expect the fluctuation in our revenues between our highest and lowest quarters to be in the range of approximately 10% to 12%. This seasonality reflects the lower volume of solid waste generated during the late fall, winter and early spring because of decreased construction and demolition activities during the winter months. In addition, some of our operating costs may be higher in the winter months. Adverse winter weather conditions slow waste collection activities, resulting in higher labor and operational costs. Greater precipitation in the winter increases the weight of collected waste, resulting in higher disposal costs, which are calculated on a per ton basis. Because of these factors, we expect operating income to be generally lower in the winter months, and our stock price may be negatively affected by these variations.

Unusually adverse weather conditions may interfere with our operations, harming our operating results.

Our operations could be adversely affected, beyond the normal seasonal variations described above, by unusually long periods of inclement weather, which could interfere with collection and landfill operations, reduce the volume of waste generated by our customers and delay the development of landfill capacity. Periods of particularly harsh weather may force us to temporarily suspend some of our operations.

Each business that we acquire or have acquired may have liabilities that we fail or are unable to discover, including environmental liabilities.

As a successor owner, we may be legally responsible for liabilities that arise from businesses that we acquire. Even if we obtain legally enforceable representations, warranties and indemnities from the sellers of such businesses, they may not cover the liabilities fully. Some environmental liabilities, even if we do not expressly assume them, may be imposed on us under various regulatory schemes and legal theories. Our insurance program does not cover liabilities associated with some environmental issues that may exist prior to attachment of coverage. A successful uninsured claim against us could harm our financial condition.

Our growth may be limited by the inability to renew landfill operating permits, obtain new landfills and expand existing ones.

We currently own and/or operate a number of landfills. Our ability to meet our growth objectives may depend in part on our ability to renew landfill operating permits, acquire, lease and expand landfills and develop new landfill sites. It has become increasingly difficult and expensive to obtain required permits and approvals to build, operate and expand solid waste management facilities, including landfills and transfer stations. Operating permits for landfills in states where we operate must generally be renewed every five to ten years. These operating permits often must be renewed several times during the permitted life of a landfill. The permit and approval process is often time consuming, requires numerous hearings and compliance with zoning, environmental and other requirements, is frequently challenged by citizen, public interest and other groups, and may result in burdensome terms and conditions being imposed on our operations. We may not be able to obtain new landfill sites or expand the permitted capacity of our landfills when necessary. Obtaining new landfill sites is important to our expansion into new non-exclusive markets. If we do not believe that we can obtain a landfill site in a non-exclusive market, we may choose not to enter that market. Expanding existing landfill sites is important in those markets where the remaining lives of our landfills are relatively short. We may choose to forego acquisitions and internal growth in these markets because increased volumes would further shorten the lives of these landfills. Any of these circumstances could result in slower growth.

Our accruals for our landfill closure and post-closure costs may be inadequate, and our earnings would decrease if we are required to pay additional amounts.

We will generally be required to pay closure and post-closure costs for landfills and disposal facilities that we own or operate under a life-of-site operating agreement. Closure and post-closure costs are generally paid for a term of 30 years after final closure of a landfill, and accrued during the operating life of the landfill based on engineering estimates of future requirements associated with the final landfill design, final landfill capping and closure and post-closure process. In certain cases, the former owner of a landfill we have acquired remains obligated to share in the future closure and post-closure costs associated with that landfill. We accrue for our portion of any shared obligation. Our obligations to pay closure or post-closure costs may exceed the amount we accrued and reserved and other amounts available from funds or reserves established to pay such costs. Paying additional amounts would decrease our earnings and could cause our stock price to decline.

We may incur additional charges related to capitalized expenditures, which would decrease our earnings.

In accordance with U.S. generally accepted accounting principles, we capitalize some expenditures and advances relating to acquisitions, pending acquisitions and landfill development projects. We expense indirect acquisition costs such as executive salaries, general corporate overhead, public affairs and other corporate services as we incur those costs. We charge against earnings any unamortized capitalized expenditures and advances (net of any amount that we estimate we will recover, through sale or otherwise) that relate to any operation that is permanently shut down or determined to be impaired, any pending acquisition that is not consummated and any landfill development project that we do not expect to complete. Any such charges against earnings could decrease our stock price.

Recent accounting pronouncements may require a write-down of our goodwill, which could materially impair our net worth and adversely affect our ability to borrow under or cause a default under our existing credit agreement.

As a result of our acquisition strategy, we have a material amount of goodwill recorded on our financial statements. In accordance with SFAS No. 142, effective January 1, 2002, we no longer amortize our existing goodwill. We are required to test goodwill for impairment annually using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We perform the first step of the required impairment tests of goodwill and indefinite-lived intangible assets annually on October 1. Since no events or changes in circumstances have occurred to date that indicated the potential existence of goodwill or indefinite-lived intangible asset impairment, it has not been necessary to write down any of our goodwill or indefinite-lived intangible assets. If, as a result of performing impairment tests, we are required to write down any of our goodwill or indefinite-lived intangible assets, our operating results would be negatively impacted and our net worth would be reduced. Because our credit agreement contains a covenant requiring us to maintain a minimum net worth, a substantial reduction in net worth could limit the amount that we can borrow under our credit agreement and any failure to comply with the agreement could result in an event of default under the credit agreement.

The adoption of new accounting standards or interpretations could adversely impact our financial results.

Our implementation of and compliance with changes in accounting rules and interpretations could adversely affect our operating results or cause unanticipated fluctuations in our results in future periods. The accounting rules and regulations that we must comply with are complex and continually changing. Recent actions and public comments from the Securities and Exchange Commission have focused on the integrity of financial reporting generally. Similarly, the U.S. Congress has considered a variety of bills that could affect certain accounting principles. The Financial Accounting Standards Board, or FASB, has recently introduced several new or proposed accounting standards, or is developing new proposed standards, which would represent a significant change from current industry practices. For example in December 2004, the FASB issued Statement No. 123 (revised 2004), "Share-Based Payment," which requires publicly traded companies to expense stock options, among other equity instruments, in the first reporting period beginning after June 15, 2005. Statement 123(R) requires each such company to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the company's income statement over the vesting period of the award rather than as a disclosure in footnotes to the financial statements. Adoption of Statement 123(R) will reduce our reported financial results and could decrease our stock price. In addition, many companies' accounting policies are being subject to heightened scrutiny by regulators and the public. While we believe that our financial statements have been prepared in accordance with U.S. generally accepted accounting principles, we cannot predict the impact of future changes to accounting principles or our accounting policies on our financial statements going forward.

Recently enacted and proposed changes in securities laws and regulations are likely to increase our costs and may affect our ability to comply with such new corporate governance provisions in the future.

The existing federal securities laws and regulations impose complex and continually changing regulatory requirements on our operations and reporting. With the enactment of the Sarbanes-Oxley Act of 2002 in July 2002, a significant number of new corporate governance requirements have been adopted or proposed. These new requirements impose comprehensive reporting and disclosure requirements, set stricter independence and financial expertise standards for audit committee members, and impose increased civil and criminal penalties for companies, their chief executive officers, chief financial officers and directors for securities law violations. These developments could increase our legal and accounting compliance costs, increase the difficulty and expense in obtaining director and officer liability insurance, and make it harder for us to attract and retain qualified members of our board of directors and/or qualified executive officers. Such developments could harm our results of operations and divert management's attention from business operations.

Risks Related to Our Industry

Extensive and evolving environmental laws and regulations may restrict our operations and growth and increase our costs.

Existing environmental laws and regulations have become more stringently enforced in recent years because of greater public interest in protecting the environment. In addition, our industry is subject to regular enactment of new or amended federal, state, and local statutes, regulations and ballot initiatives, as well as judicial decisions interpreting these requirements. These requirements impose substantial costs on us and may adversely affect our business. In addition, federal, state and local governments may change the rights they grant to, and the restrictions they impose on, solid waste services companies, and those changes could restrict our operations and growth.

Extensive regulations that govern the design, operation and closure of landfills may restrict our landfill operations or increase our costs of operating landfills.

Regulations that govern landfill operations include the regulations that establish minimum federal requirements adopted by the EPA in October 1991 under Subtitle D of the RCRA. If we fail to comply with these regulations, we could be required to undertake investigatory or remedial activities, curtail operations or close landfills temporarily or permanently. Future changes to these regulations may require us to modify, supplement or replace equipment or facilities at substantial costs. If regulatory agencies fail to enforce these regulations vigorously or consistently, our competitors whose facilities are not forced to comply with the Subtitle D regulations or their state counterparts may obtain an advantage over us. Our financial obligations arising from any failure to comply with these regulations could harm our business and operating results.

We may be subject in the normal course of business to judicial and administrative proceedings that could interrupt our operations, require expensive remediation and create negative publicity.

Governmental agencies may impose fines or penalties on us, attempt to revoke or deny renewal of our operating permits, franchises or licenses for violations or alleged violations of environmental laws or regulations, or require us to remediate potential environmental problems relating to waste that we or our predecessors collected, transported, disposed of or stored. Individuals or community groups may also bring actions against us in connection with our operations. Any adverse outcome in such proceedings could harm our operations and financial results and create negative publicity, which could damage our reputation, competitive position and stock price.

Liabilities for environmental damage may adversely affect our business and earnings.

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

Fluctuations in prices for recycled commodities that we sell may cause our revenues and operating results to decline.

We provide recycling services to some of our customers. The sale prices of and demand for recyclable materials, particularly paper products, are frequently volatile and when they decline our revenues and operating results may decline.

Future changes in laws regulating the flow of solid waste in interstate commerce could adversely affect our operating results.

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

ITEM 2. PROPERTIES

As of December 31, 2004, we owned 103 collection operations, 25 transfer stations, 19 municipal solid waste landfills, three construction and demolition landfills, 26 recycling operations, and six intermodal operations and operated, but did not own, an additional seven transfer stations and 11 municipal solid waste landfills. We lease certain of the sites on which these facilities are located. We also own two municipal solid waste landfill sites and one construction and demolition landfill site which were permitted for operation, but not constructed, as of December 31, 2004. We lease various office facilities, including our corporate offices in Folsom, California, where we lease approximately 31,000 square feet of space. We own various equipment, including waste collection and transportation vehicles, related support vehicles, doublestack rail cars, carts, containers, chassis, and heavy equipment used in landfill and intermodal operations. We believe that our existing facilities and equipment are generally adequate for our current operations. However, we expect to make additional investments in property and equipment for expansion and replacement of assets in connection with future acquisitions.

ITEM 3. LEGAL PROCEEDINGS

We own undeveloped property in Harper County, Kansas, where we are seeking permits to construct and operate a municipal solid waste landfill. In 2002, we received a special use permit from Harper County for zoning the landfill and in 2003 we received a draft permit from the Kansas Department of Health and Environment to construct and operate the landfill. The validity of the permit was challenged in Tri County Concerned Citizens, Inc. et al. v. Board of County Commissioners of Harper County; Waste Connections of Kansas, Inc., as Intervenor (Harper County Kansas District Court; case no. 02 C 12; Filed April 1, 2002). In July 2003, the District Court of Harper County invalidated the previously issued zoning permit. On August 20, 2004, the Kansas Court of Appeals reversed the District Court ruling and upheld the zoning permit. The landfill opponents appealed this decision to the Kansas Supreme Court, which denied the appeal on December 14, 2004, and ordered the District Court to re-instate the previously approved zoning permit.

We are a party to various claims and suits pending for alleged damages to persons and property and alleged liabilities occurring during the normal operations of our solid waste management business.

In the case of Karen Colleran, Conservator of the Estate of Robert Rooney v. Waste Connections of Nebraska, Inc.(District Court of Valley County, Nebraska; case no. C1035; Filed October 31, 2003), the plaintiff seeks recovery for damages allegedly suffered by Father Robert Rooney when the bicycle he was riding collided with one of our garbage trucks in Valley County, Nebraska. The complaint alleges that Father Rooney suffered serious bodily injury, including traumatic brain injury. The plaintiff seeks recovery of past medical expenses of approximately $430,000 and an unspecified amount for future medical expenses and home healthcare, past pain and suffering, future pain and suffering, lost income, loss of earning capacity, and permanent injury and disability. Our primary defense is that the plaintiff is not entitled to any damages under Nebraska law because the negligence of Father Rooney was equal to or greater than any negligence on the part of our driver, and we intend to defend this case vigorously on these and other grounds. This case is in the early stages of discovery, and we have not accrued any potential loss as of December 31, 2004; however, an adverse outcome in this case coupled with a significant award to the plaintiff could have an adverse effect on our reported income in the period incurred.

In the case of Cristobal Lozoya v. Waste Connections of Oklahoma, Inc. et al (District Court of Oklahoma County, Oklahoma; case no. C-2004-7933; filed on September 27, 2004), the plaintiff seeks recovery for injuries he suffered in an accident at our Oklahoma City landfill. The defendants are Waste Connections of Oklahoma, the individual operator of our equipment involved in the accident, and a personnel agency that employed the operator. The plaintiff has alleged that the defendants' actions and/or omissions constituted gross negligence and a reckless disregard for the rights and safety of others, thereby entitling plaintiff to punitive damages in an unspecified amount. We intend to defend this action vigorously and to seek contribution for any damage award from the personnel agency. If the case proceeds to trial and punitive damages are awarded, they likely would not be covered by insurance. This case is in the early stages of discovery, and we have not accrued any potential loss for punitive damages as of December 31, 2004; however, an adverse outcome in this case coupled with a punitive damage award to the plaintiff could have a material adverse effect on our reported income in the period incurred.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange under the symbol "WCN". The following table sets forth, for the periods indicated, the high and low prices per share of our common stock, as reported on the New York Stock Exchange. Prices have been adjusted to reflect our three-for-two stock split, effected as a 50% stock dividend, effective as of June 24, 2004.

                                                         HIGH        LOW
2003                                                   ---------  ---------
First Quarter                                         $   26.65  $   20.50
Second Quarter                                            24.80      21.19
Third Quarter                                             24.60      21.05
Fourth Quarter                                            25.39      21.27

2004
First Quarter                                         $   27.17  $   24.27
Second Quarter                                            29.33      28.53
Third Quarter                                             31.80      27.32
Fourth Quarter                                            35.83      29.05

2005
First Quarter (through January 31, 2005)              $   34.35  $   30.50

As of January 31, 2005, there were 198 record holders of Waste Connections' common stock.

We have never paid cash dividends on our common stock and do not currently anticipate paying any cash dividends on our common stock. We currently intend to retain all earnings to fund the operation and expansion of our business. In addition, our existing credit facility limits the amount of cash dividends we can pay.

On May 3, 2004, we announced that our Board of Directors had authorized a common stock repurchase program for the repurchase of up to $200 million of our common stock over a two-year period. Under the program, we may repurchase stock in the open market or in privately negotiated transactions from time to time at management's discretion. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of our common stock and overall market conditions. We have repurchased 2.5 million shares of our common stock at a cost of $72.9 million, of which $63.9 million were purchased under the approved plan. The table below reflects repurchases we have made for the three months ended December 31, 2004:

(In thousands, except share and per share amounts)

                                                      Total Number             Maximum
                                                        of Shares        Approximate Dollar
                    Total Number      Average         Purchased as       Value of Shares that
                      of Shares      Price Paid     Part of Publicly     May Yet Be Purchased
Period                Purchased    Per Share (1)    Announced Program     Under the Program
------------------- -------------  -------------- ---------------------  -------------------
10/1/04 - 10/31/04        13,800  $        30.07                13,800  $           157,330
11/1/04 - 11/30/04       212,800           33.34               212,800              150,236
12/1/04 - 12/31/04       420,100           33.74               420,100              136,060
                    -------------  -------------- ---------------------
Total                    646,700  $        33.53               646,700
                    =============  ============== =====================

(1) This amount represents the weighted average price paid per common share. This price includes a per share commission paid for all repurchases.

From time to time, we issue warrants to purchase shares of our common stock to business development consultants and certain employees in partial payment for their services in locating acquisition candidates. The exercise price of the warrants is equal to the closing price of our common stock on the New York Stock Exchange on the day the related acquisition closes. The warrants are immediately exercisable and have a five-year term. We issued the warrants in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Regulation D thereunder. The shares of common stock issuable upon exercise of the warrants are registered under the Securities Act. The following table provides information on the dates we issued warrants, the number of shares of common stock issuable upon exercise and the exercise price of each issuance:

             2002 Warrants                        2003 Warrants                       2004 Warrants
             Number of  Exercise                  Number of Exercise                  Number of  Exercise
   Date       Shares     Price         Date        Shares    Price         Date        Shares     Price
-----------  ---------  --------  --------------  --------  --------  --------------  ---------  --------
02/14/2002      1,500  $  17.35      04/08/2003       750  $  23.85      01/09/2004     22,500  $  24.61
02/25/2002      1,500     19.47      04/30/2003    15,000     22.43      01/19/2004      2,250     24.79
03/15/2002     45,000     21.20      06/18/2003     2,250     24.55      02/03/2004      1,800     24.93
03/25/2002      7,500     21.77      06/26/2003       300     23.73      02/03/2004      3,750     24.93
03/25/2002      6,750     21.77      06/30/2003     4,500     23.37      02/20/2004        750     25.63
03/28/2002     12,000     22.34      07/15/2003       450     23.33      03/03/2004        600     25.74
04/01/2002      3,750     22.51      07/17/2003     2,250     23.21      04/12/2004      2,250     26.40
04/02/2002        750     22.65      07/24/2003       450     22.44      04/23/2004      5,250     26.99
04/08/2002        750     22.47      08/15/2003    15,000     22.08      05/05/2004      1,500     27.37
05/31/2002      6,750     22.64      08/21/2003     2,250     22.91      07/07/2004        235     29.35
10/18/2002        450     22.37      08/21/2003     1,500     22.91
10/18/2002        750     23.85      08/27/2003     7,500     22.67
12/10/2002        600     24.67      08/29/2003     2,250     23.49
                                     09/30/2003     3,000     23.39
                                     10/15/2003       300     22.23
                                     11/14/2003     3,000     23.25

ITEM 6. SELECTED FINANCIAL DATA

This table sets forth selected financial data of Waste Connections, in thousands, except share and per share amounts, for the periods indicated. This data should be read in conjunction with and is qualified by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 in this Annual Report on Form 10-K and our audited consolidated financial statements, including the notes thereto and our independent registered public accounting firm's report thereon and the other financial information included in Item 8 in this Form 10-K. The selected data in this section are not intended to replace the consolidated financial statements included in this report.

                                                                                YEARS ENDED DECEMBER 31,
                                                           ---------------------------------------------------------------
                                                              2000       2001 (a)     2002 (b)     2003 (b)     2004 (b)
                                                           -----------  -----------  -----------  -----------  -----------
                                                                         (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
  Revenues                                                $   303,212  $   376,235  $   483,135  $   547,035  $   629,363
  Operating expenses:
    Cost of operations                                        173,792      209,910      270,559      304,111      359,542
    Selling, general and administrative                        25,520       31,956       45,521       51,772       61,761
    Depreciation and amortization                              27,022       35,955       37,743       45,717       55,424
    Loss on disposal of assets                                    983        4,879          290          193        2,317
                                                           -----------  -----------  -----------  -----------  -----------
  Income from operations                                       75,895       93,535      129,022      145,242      150,319

  Interest expense                                            (28,491)     (29,571)     (31,372)     (31,666)     (21,724)
  Other income (expense), net                                     116       (6,196)        (524)         160       (2,817)
                                                           -----------  -----------  -----------  -----------  -----------
  Income before income tax provision
    and minority interests                                     47,520       57,768       97,126      113,736      125,778

  Minority interests                                               --       (7,338)      (9,367)     (10,549)     (11,520)
                                                           -----------  -----------  -----------  -----------  -----------
  Income from continuing operations before income taxes        47,520       50,430       87,759      103,187      114,258

  Income tax provision                                        (19,317)     (19,849)     (32,806)     (37,470)     (41,748)
                                                           -----------  -----------  -----------  -----------  -----------
  Income from continuing operations                            28,203       30,581       54,953       65,717       72,510

  Income (loss) on discontinued operations, net of tax            (14)         (53)         513         (403)        (239)
  Cumulative effect of change in accounting
    principle, net of tax expense of $166                          --           --           --          282           --
                                                           -----------  -----------  -----------  -----------  -----------
  Net income                                              $    28,189  $    30,528  $    55,466  $    65,596  $    72,271
                                                           ===========  ===========  ===========  ===========  ===========

  Basic earnings per common share:
    Income from continuing operations                     $      0.81  $      0.75  $      1.32  $      1.54  $      1.56
    Discontinued operations                                        --           --         0.01        (0.01)       (0.01)
    Cumulative effect of change in accounting principle            --           --           --         0.01           --
                                                           -----------  -----------  -----------  -----------  -----------
    Net income per common share                           $      0.81  $      0.75  $      1.33  $      1.54  $      1.55
                                                           ===========  ===========  ===========  ===========  ===========

  Diluted earnings per common share:
    Income from continuing operations                     $      0.78  $      0.84  $      1.25  $      1.45  $      1.50
    Discontinued operations                                        --           --         0.01        (0.01)          --
    Cumulative effect of change in accounting principle            --           --           --         0.01           --
                                                           -----------  -----------  -----------  -----------  -----------
    Net income per common share                           $      0.78  $      0.84  $      1.26  $      1.45  $      1.50
                                                           ===========  ===========  ===========  ===========  ===========

  Shares used in calculating basic income per share (c)    34,952,037   40,604,528   41,625,963   42,490,944   46,581,441
                                                           ===========  ===========  ===========  ===========  ===========
  Shares used in calculating diluted income per share (c)  35,992,491   41,513,459   48,488,436   49,307,478   49,470,217
                                                           ===========  ===========  ===========  ===========  ===========

                                                                                     DECEMBER 31,
                                                           ---------------------------------------------------------------
                                                              2000       2001 (a)     2002 (b)     2003 (b)     2004 (b)
                                                           -----------  -----------  -----------  -----------  -----------
                                                                         (in thousands, except per share data)
BALANCE SHEET DATA:
  Cash and equivalents                                    $     2,461  $     7,279  $     4,067  $     5,276  $     3,610
  Working capital (deficit)                                   (10,398)      (4,825)     (23,048)     (15,060)     (12,824)
  Property and equipment, net                                 384,237      465,806      578,040      613,225      640,730
  Total assets                                                810,104      979,353    1,261,882    1,395,952    1,491,483
  Long-term debt                                              334,194      416,171      578,481      601,891      489,343
  Total stockholders' equity                                  334,208      379,805      451,712      537,494      707,522

  Loss on disposal of operations in 2001 related to a pre- tax loss recognized on the sale of our Utah operations. The primary component of other expense for 2001 was $6.3 million of expenses resulting from cash payments for the early termination of an interest rate swap.

  For more information regarding this financial data, see the Management's Discussion and Analysis of Financial Condition and Results of Operations section included in this report. For disclosures associated with the impact of the adoption of new accounting pronouncements and the comparability of this information, see Note 1 of the consolidated financial statements.

  Shares have been adjusted to reflect our three-for-two stock split, paid as a 50% stock dividend, effective as of June 24, 2004.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the "Selected Financial Data," our Consolidated Financial Statements and the notes thereto included elsewhere herein.

Industry Overview

The solid waste industry is a local and highly competitive business, requiring substantial labor and capital resources. The participants compete for collection accounts primarily on the basis of price and, to a lesser extent, the quality of service, and compete for landfill business on the basis of tipping fees, geographic location and quality of operations. The solid waste industry has been consolidating and continues to consolidate as a result of a number of factors, including the increasing costs and complexity associated with waste management operations and regulatory compliance. Many small independent operators and municipalities lack the capital resources, management, operating skills and technical expertise necessary to operate effectively in such an environment. The consolidation trend has caused solid waste companies to operate larger landfills that have complementary collection routes that can use company-owned disposal capacity. Controlling the point of transfer from haulers to landfills has become increasingly important as landfills continue to close and disposal capacity moves further from collection markets.

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

Executive Overview

We are an integrated solid waste services company that provides solid waste collection, transfer, disposal and recycling services in mostly secondary markets in the Western and Southern U.S. We also provide intermodal services for the rail haul movement of cargo containers in the Pacific Northwest through a network of six intermodal facilities. We seek to avoid highly competitive, large urban markets and target markets where we can provide either non-integrated or integrated solid waste services under exclusive arrangements, or markets where we can be integrated and attain high market share. In markets where waste collection services are provided under exclusive arrangements, or where waste disposal is municipally funded or available at multiple municipal sources, we believe that controlling the waste stream by providing collection services under exclusive arrangements is often more important to our growth and profitability than owning or operating landfills. Our corporate-wide theme for all employees in 2004 focused on execution and accountability. The benefits of both our differentiated strategy and focus on employee execution and accountability were demonstrated in our results in 2004.

Operating Results

In February 2004, we provided investors a financial outlook for 2004 which excluded the impact of any acquisitions that were completed during the year. Revenue in 2004 exceeded the high end of our initial expectations as internal growth averaged approximately 4.4% during the year, and acquisitions closed during the year contributed an additional 10.6% growth in revenue. In 2004, the margin benefits from operational improvements, customer price increases and increased internalization rates were more than offset by the dilutive impact of acquisitions closed in late 2003 and during 2004 that had margins lower than our existing business, a loss on sale of assets, and higher costs - primarily insurance, incentive compensation and fuel. Operating margins also declined due to increased depreciation, depletion and amortization costs associated with higher capital expenditures, increased internalization of waste into our landfills and amortization of intangible assets.

In the fourth quarter of 2004, we classified as discontinued operations the results of our Georgia operations that were sold on December 1, 2004.  All periods presented have been restated to present the results for these operations as discontinued operations, as well as the results of the previously sold operations in Washington.

Free Cash Flow

Free cash flow, a non-GAAP financial measure, exceeded our initial expectations and reached a record level in 2004. We expected net cash provided from operating activities to be between 26% and 27% of revenue for the year and free cash flow, defined as net cash provided from operating activities plus cash proceeds from disposal of assets less capital expenditures and distributions to minority interest holders, to be between 13% and 14% of revenue. In 2004, net cash provided from operating activities and free cash flow, including the effect of discontinued operations, were 28.6% and 15.8% of revenues, respectively. Tax benefits from the exercise of stock options and bonus depreciation on qualified capital expenditures in the year were the primary reasons free cash flow results exceeded our initial expectations.

Acquisitions

We acquired approximately $40 million of annualized revenue in 2004. To be attractive, acquisition candidates must be located in markets consistent with our growth strategy and satisfy our targeted financial returns. While there remains a large number of acquisition candidates, our disciplined approach is somewhat opportunistic depending on when these more attractive candidates are available for sale.

In 2004, we acquired 12 solid waste companies in Colorado, Kansas, Kentucky, Minnesota, Mississippi, Nebraska, Oklahoma, Tennessee, Texas, and Washington, including a G Certificate company in Eastern Washington. We also completed a multi-market asset swap with another publicly-held solid waste company in which we sold our operations in Georgia and acquired operations in the Eastern Tennessee and Northern Mississippi. The transaction allowed both companies to expand and strengthen their respective positions in these markets. We frequently evaluate potential asset swaps with other solid waste companies in order to improve our position in certain markets and increase potential returns on invested capital.

In November 2004, we completed the acquisition of Northwest Container Services, Inc., or NWCS, an intermodal services provider in the Pacific Northwest. NWCS' existing business is benefiting from increased flow of cargo between the U.S. and Asia and the increased use by international shipping companies of less congested ports in the Pacific Northwest for point of entry rather than in Southern California. Our decision to acquire NWCS was based on unique attributes of the solid waste disposal market in the Pacific Northwest. We estimate that approximately 2.5 million tons of solid waste are transported via rail from western parts of Washington to competitor-owned landfills in the eastern parts of Washington and Oregon. Longer-term, we believe our ability to market both intermodal and disposal services will enable us to more effectively compete for a portion of this rail-hauled waste disposal volume and dispose such waste into our existing landfill network in that region.

Capital Structure

Stockholders' equity increased $170.0 million and total debt decreased $113.0 million during 2004. From year-end 2003 to year-end 2004, debt as a percent of total capitalization declined from 53.2% to 41.3%, respectively, and debt-to-EBITDA, as defined in our credit facility, declined from approximately 3.0x to 2.3x, respectively. The improvement in our leverage ratios resulted in us having what we believe is one of the strongest balance sheets in the solid waste sector. This improvement was due to our record free cash flow in the year, conversion into equity of $123.6 million principal amount of our previously outstanding $150 million convertible notes that were redeemed in April 2004, and receipt of $36.9 million from the exercise of stock options and warrants.

Stock Buyback

We maintain targeted total debt ratios between 50% and 55% of total capitalization and around 3.0x EBITDA. As a result of the significant changes in our capital structure during 2004, our Board of Directors in May 2004 authorized a $200 million common stock repurchase program over two years in an effort to rebalance our capital structure. We believe our strong financial profile and operating performance provide us the flexibility to fund our acquisition program and repurchase stock while remaining under our targeted capital ratios. During 2004, we repurchased $72.9 million of common stock and expect to repurchase $100 million of additional stock under the program in 2005, representing approximately 6% of outstanding shares based on our stock price as of January 31, 2005.

2005 Financial Outlook

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's prospects and make informed investment decisions. Our outlook for 2005 reflects a full year of NWCS' expected results and excludes the impact of any additional acquisitions that may be completed during the year and any new landfills that might be opened during the year. Our outlook also excludes the impact related to expensing of stock options and reclassification in the statement of cash flows of the tax benefit related to exercise of stock options under the FASB's statement 123R, which is effective for quarters beginning after June 15, 2005. We caution investors that our business and operations are subject to a variety of risks and uncertainties, and consequently actual results for 2005 may differ materially from our current outlook. Factors that could cause actual results to differ materially from our current outlook are described in "Risks and Uncertainties" elsewhere in this report. We undertake no obligation to update our outlook, whether as a result of new information, future events or otherwise.

  Revenue is estimated to range between $690 million and $700 million. This assumes internal growth of approximately 3.0% to 4.0%, excluding the impact of commodities, with around 2.5% from price and the remainder from volume. Intermodal services revenue is estimated at approximately $40 million and is included in the range.
  Selling, general and administrative expense is estimated at approximately 9.7% of revenue, subject to quarterly fluctuations.
  Depreciation, depletion and amortization is estimated at approximately 8.9% of revenue, subject to quarterly fluctuations.
  Operating income is estimated at approximately 24.5% of revenue, subject to quarterly fluctuations.
  Minority interest expense is estimated at approximately 1.7%, subject to quarterly fluctuations.
  Effective tax rate is expected to be 37.2%, subject to quarterly fluctuations.
  Net cash provided by operating activities is estimated to be between 25% and 26% of revenue, subject to quarterly fluctuations.
  Capital expenditures are estimated to be $80 to 85 million, or approximately 10% of revenue, which includes an estimated $10 to $15 million for the construction of a new collection facility in Pierce County, Washington and permitting and partial construction of portions of three new landfills in existing markets.

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

Self-insurance liabilities. During 2002, we increased our scope of high-deductible insurance, adding automobile liability, general liability and workers' compensation claims. Previously, our high-deductible insurance program covered only automobile collision and employee group health claims. Our insurance accruals are based on claims filed and estimates of claims incurred but not reported and are developed by our management with assistance from our third-party actuary and third-party claims administrator. The insurance accruals are influenced by our past claims experience factors, which have a limited history, and by published industry development factors. If we experience insurance claims or costs above or below our historically evaluated levels, our estimates could be materially affected. The frequency and amount of claims or incidents could vary significantly over time, which could materially affect our self-insurance liabilities. Additionally, the actual costs to settle the self-insurance liabilities could materially differ from the original estimates and cause us to incur additional costs in future periods associated with prior year claims.

Accounting for landfills. Our adoption of SFAS No. 143 on January 1, 2003 resulted in a significant change to our accounting policies for landfill closure and post-closure obligations. For additional information and analyses of the impact that adopting SFAS No. 143 had on our balance sheet and our results of operations for the year ended December 31, 2004, see Note 1 to our Consolidated Financial Statements included in this Form 10-K.

We recognize landfill depletion expense as airspace of a landfill is consumed. Our landfill depletion rates are based on the remaining disposal capacity at our landfills, considering both permitted and expansion airspace. Landfill closure and post-closure liabilities are calculated by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure and discounting the inflated total to its present value using a credit-adjusted risk-free rate. The resulting closure and post-closure obligation is recorded on the balance sheet as the landfill's total airspace is consumed. The accounting methods discussed below require us to make certain estimates and assumptions. Changes to these estimates and assumptions could have a material effect on our financial condition and results of operations. Any changes to our estimates are applied prospectively.

Landfill development costs. Landfill development costs include the costs of acquisition, construction associated with excavation, liners, site berms, groundwater monitoring wells and leachate collection systems. We estimate the total costs associated with developing each landfill site to its final capacity. Total landfill costs include the development costs associated with expansion airspace. Expansion airspace is described below. Landfill development costs depend on future events and thus actual costs could vary significantly from our estimates. Material differences between estimated and actual development costs may affect our cash flows by increasing our capital expenditures and thus affect our results of operations by increasing our landfill depletion expense.

Final capping, closure and post-closure obligations. We accrue for estimated final capping, closure and post-closure maintenance obligations at the landfills we own, and certain landfills that we operate, but do not own, under life-of-site operating contracts. We could have additional material financial obligations relating to closure and post-closure costs at other disposal facilities that we currently own or operate or that we may own or operate in the future. In 2004, we calculated the net present value of our closure and post closure commitments assuming a 2.5% inflation rate and a 7.5% discount rate. The resulting closure and post-closure obligation is recorded on the balance sheet as an addition to site costs and amortized as depletion expense as the landfill's total airspace is consumed. Significant reductions in our estimates of the remaining lives of our landfills or significant increases in our estimates of the landfill closure and post-closure maintenance costs could have a material adverse effect on our financial condition and results of operations. Additionally, changes in regulatory or legislative requirements could increase our costs related to our landfills, resulting in a material adverse effect on our financial condition and results of operations.

Disposal capacity. Our internal and third-party engineers perform surveys at least annually to estimate the remaining disposal capacity at our landfills. Our landfill depletion rates are based on the remaining disposal capacity, considering both permitted and expansion airspace, at the landfills that we own and at the landfills that we operate, but do not own, under life-of-site operating contracts. Expansion airspace consists of additional disposal capacity being pursued through means of expansion but is not actually permitted. Expansion airspace that meets certain internal criteria is included in our estimate of total landfill airspace. The internal criteria we use to determine when expansion airspace may be included as disposal capacity are as follows:

  The land where the expansion is being sought is contiguous to the current disposal site, which we either own or the property is under option, purchase, operating or other similar agreement;

  Total development costs, final capping costs, and closure/post-closure costs have been determined;

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

We may be unsuccessful in obtaining permits for expansion disposal capacity at our landfills. In such case, we will charge the previously capitalized development costs to expense. This will adversely affect our operating results and cash flows and could result in greater landfill depletion expense being recognized on a prospective basis.

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

Impairment of intangible assets. We periodically evaluate acquired assets for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on regulatory factors, market conditions, anticipated cash flows and operational performance of our acquired assets. Future events could cause us to conclude that impairment indicators exist and that goodwill or other intangibles associated with our acquired businesses are impaired. Any resulting impairment loss could reduce our net worth and have a material adverse effect on our financial condition and results of operations. Additionally, our credit agreement contains a covenant requiring us to maintain a minimum net worth. A substantial reduction in net worth could limit the amount that we can borrow under our credit agreement and any failure to comply with the agreement could result in an event of default under the credit agreement. As of December 31, 2004, goodwill and intangible assets represented 47.7% of our total assets.

Allocation of acquisition purchase price. We allocate acquisition purchase prices to identified intangible assets and tangible assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition, with any residual amounts allocated to goodwill.

We deem the total remaining permitted and expansion airspace of an acquired landfill to be a tangible asset. Therefore, for acquired landfills, we initially allocate the purchase price to identified intangible and tangible assets acquired, excluding landfill airspace, and liabilities assumed based on their estimated fair values at the date of acquisition. Any residual amount is allocated to landfill airspace.

We often consummate single acquisitions that include a combination of collection operations and landfills. For each separately identified collection operation and landfill acquired in a single acquisition, we perform an initial allocation of total purchase price to the identified collection operations and landfills based on their relative fair values. Following this initial allocation, we further allocate the identified intangible assets and tangible assets acquired and liabilities assumed for each collection operation and landfill based on their estimated fair values at the dates of acquisition, with any residual amounts allocated to either goodwill or landfill site costs, as discussed above.

From time to time, we consummate acquisitions in which we exchange operations we own for operations owned by another solid waste company. These exchange transactions require us to estimate the fair market value of either the operations we receive or the operations we dispose of, whichever is more clearly evident. To the extent that the fair market value of the operations we dispose of differs from the fair market value of the operations we obtain, cash is either remitted or received to offset the difference in fair market values. One method we use to estimate the fair value of solid waste companies is based on a multiple of earnings before interest, taxes, depreciation and amortization ("EBITDA"). We determine the appropriate EBITDA multiple to be used in the valuation of exchange transactions based on factors such as the size of the transaction, the type and location of markets serviced, the existence of long-term contracts and the EBITDA multiples we have paid in other similar cash-based transactions. In 2004, we completed an exchange transaction in which we acquired operations of another solid waste company in Tennessee and Mississippi for our operations in Georgia. Based on the EBITDA multiple used to value the operations we disposed of, the pre-tax gain on the disposal was $5,700. A 10% change in the EBITDA multiple used to value the operations we disposed of would have resulted in a pre-tax gain or loss of approximately $2.0 million.

General

Our solid waste revenues consist mainly of fees we charge customers for collection, transfer, disposal and recycling services. Our collection business also generates revenues from the sale of recyclable commodities, which have significant variability. A large part of our collection revenues comes from providing residential, commercial and industrial services. We frequently perform these services under service agreements, municipal contracts or franchise agreements with governmental entities. Our existing franchise agreements and all of our existing municipal contracts give us the exclusive right to provide specified waste services in the specified territory during the contract term. These exclusive arrangements are awarded, at least initially, on a competitive bid basis and subsequently on a bid or negotiated basis. We also provide residential collection services on a subscription basis with individual households.

More than 50% of our revenues for the year ended December 31, 2004 were derived from market areas where services are provided predominantly under exclusive franchise agreements, long-term municipal contracts and G Certificates. G Certificates grant us perpetual and exclusive collection rights in the covered areas. Contracts with counties and municipalities and governmental certificates provide relatively consistent cash flow during the terms of the contracts. Since we bill most residential customers quarterly, subscription agreements also provide a stable source of revenues for us. No single contract or customer accounted for more than 5% of our revenues for the years ended December 31, 2002, 2003 and 2004.

We charge transfer station and landfill customers a tipping fee on a per ton and/or per yard basis for disposing their solid waste at the transfer stations and landfill facilities. Many of our transfer station and landfill customers have entered into one to ten year disposal contracts with us, most of which provide for annual indexed price increases.

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

Our revenues from intermodal services consist mainly of fees we charge customers for the movement of cargo containers between our intermodal facilities. We also generate revenue from the storage, maintenance and repair of cargo containers, and the sale or lease of containers and chassis.

The table below shows for the periods indicated our total reported revenues attributable to services provided.

                             Year Ended December 31,
                             --------------- ---------------- ----------------
                                  2002             2003             2004
                             --------------  ---------------  ---------------
Collection                  $365,126  66.2%$ 415,192  66.1%$ 471,233  65.5%
Disposal and transfer        166,902  30.2    189,099  30.1    209,324  29.1
Intermodal                        --    --         --    --      6,721   0.9
Recycling and other           19,870   3.6     23,672   3.8     32,511   4.5
                             --------------  ---------------  ---------------
                            $551,898 100.0%$ 627,963 100.0%$ 719,789 100.0%
                             ==============  ===============  ===============

Intercompany elimination    $ 68,763        $  80,928        $  90,426

Cost of operations includes labor and benefits, tipping fees paid to third-party disposal facilities, equipment maintenance, workers' compensation, vehicle insurance, claims expense, third-party transportation expense, fuel, the cost of materials we purchase for recycling, district and state taxes and host community fees and royalties. Our significant costs of operations in 2004 were labor, third-party disposal and transportation, cost of vehicle maintenance, taxes and fees and fuel. We use a number of programs to reduce overall cost of operations, including increasing the use of automated routes to reduce labor and workers' compensation exposure, comprehensive maintenance and health and safety programs, and increasing the use of transfer stations to further enhance internalization rates. During 2002, we increased our scope of high-deductible insurance, adding automobile liability, general liability and workers' compensation claims. Previously, our high-deductible insurance program covered only automobile collision and employee group health claims. If we experience insurance claims or costs above or below our historically evaluated levels, our estimates could be materially affected.

Selling, general and administrative, or SG&A, expenses include management, sales force, clerical and administrative employee compensation and benefits, legal, accounting and other professional services, bad debt expense, and rent expense for our corporate headquarters.

Depreciation expense includes depreciation of equipment and fixed assets over their estimated useful lives using the straight-line method. Depletion expense includes depletion of landfill site costs and total future development costs as remaining airspace of the landfill is consumed. Remaining airspace at our landfills includes both permitted and expansion airspace. Amortization expense includes the amortization of definite-lived intangible assets, consisting primarily of long-term franchise agreements and contracts and non-competition agreements, over their estimated useful lives using the straight-line method. Goodwill and indefinite-lived intangible assets, consisting primarily of certain perpetual rights to provide solid waste collection and transportation services in specified territories, are not amortized.

We capitalize some third-party expenditures related to pending acquisitions or development projects, such as legal, engineering and interest expenses. We expense indirect acquisition costs, such as executive and corporate overhead, public relations and other corporate services, as we incur them. We charge against net income any unamortized capitalized expenditures and advances (net of any portion that we believe we may recover, through sale or otherwise) that may become impaired, such as those that relate to any operation that is permanently shut down and any pending acquisition or landfill development project that we believe will not be completed. We routinely evaluate all capitalized costs, and expense those related to projects that we believe are not likely to succeed. At December 31, 2004, we had less than $0.1 million in capitalized expenditures relating to pending acquisitions.

We own undeveloped property in Harper County, Kansas, where we are seeking permits to construct and operate a municipal solid waste landfill. In 2002, we received a special use permit from Harper County for zoning the landfill and in 2003 we received a draft permit from the Kansas Department of Health and Environment to construct and operate the landfill. In July 2003, the District Court of Harper County invalidated the previously issued zoning permit after it was challenged by a citizens group. On August 20, 2004, the Kansas Court of Appeals reversed the District Court ruling and upheld the zoning permit. The landfill opponents appealed this decision to the Kansas Supreme Court, which denied the appeal on December 14, 2004, and ordered the District Court to re-instate the previously approved zoning permit. We now are awaiting receipt of the final permit from the Kansas Department of Health and Environment to construct and operate the landfill. At December 31, 2004, we had $4.5 million of capitalized expenditures related to this landfill development project. We believe we will receive the final permit. If we do not receive the final permit, however, we will be required to expense in a future period the $4.5 million of capitalized expenditures, less the recoverable value of the undeveloped property and other amounts recovered, which would likely have a material adverse effect on our reported income for that period.

We periodically evaluate our intangible assets for potential impairment indicators. If any impairment indicators are present, a test of recoverability is performed by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If the carrying values are in excess of undiscounted expected future cash flows, impairment is measured by comparing the fair value of the asset to its carrying value. If the fair value of an asset is determined to be less than the carrying amount of the asset or asset group, an impairment in the amount of the difference is recorded in the period that the impairment indicator occurs. As of December 31, 2004, there have been no material adjustments to the carrying amounts of intangibles resulting from these evaluations. Additionally, we test goodwill and indefinite-lived intangible assets for impairment annually using the process prescribed in SFAS No. 142. As a result of performing the tests for potential impairment, we determined that no impairment existed as of December 31, 2004 and therefore, there were no write-downs to goodwill or indefinite-lived intangible assets. As of December 31, 2004, goodwill and other intangible assets represented 47.7% of total assets and 100.6% of stockholders' equity.

Results of Operations

The following table sets forth items in our consolidated statement of operations in thousands and as a percentage of revenues for the periods indicated:

                                                             Year Ended December 31,
                                      ------------------------------------------------------------------
                                                  As a %                 As a %                 As a %
                                                  of 2002                of 2003                of 2004
                                        2002     Revenues      2003     Revenues      2004     Revenues
                                      ---------  ---------   ---------  ---------   ---------  ---------
Revenues                             $ 483,135      100.0% $ 547,035      100.0% $ 629,363      100.0%
Cost of operations                     270,559       56.0     304,111       55.6     359,542       57.1
Selling, general and administrative     45,521        9.4      51,772        9.5      61,761        9.8
Depreciation and amortization           37,743        7.8      45,717        8.4      55,424        8.8
Loss on disposal of assets                 290        0.1         193         --       2,317        0.4
                                      ---------  ---------   ---------  ---------   ---------  ---------
Income from operations                 129,022       26.7     145,242       26.5     150,319       23.9

Interest expense, net                  (31,372)      (6.5)    (31,666)      (5.8)    (21,724)      (3.5)
Other income (expense), net               (524)      (0.1)        160         --      (2,817)      (0.5)
Minority interests                      (9,367)      (1.9)    (10,549)      (1.9)    (11,520)      (1.8)
Income tax provision                   (32,806)      (6.8)    (37,470)      (6.8)    (41,748)      (6.6)
Income (loss) on discontinued
  operations, net of tax                   513        0.1        (403)      (0.1)       (239)        --
Cumulative effect of change in
  accounting principle, net of tax          --         --         282        0.1          --         --
                                      ---------  ---------   ---------  ---------   ---------  ---------
Net income                           $  55,466       11.5% $  65,596       12.0% $  72,271       11.5%
                                      =========  =========   =========  =========   =========  =========

Years Ended December 31, 2004 and 2003

Revenues. Total revenues for the year ended December 31, 2004 increased $82.4 million, or 15.0%, to $629.4 million from $547.0 million for the year ended December 31, 2003. Acquisitions closed subsequent to December 31, 2003, and the full-period inclusion of revenues from acquisitions closed during the year ended December 31, 2003, increased revenues approximately $58.2 million. Increases in recyclable commodity prices increased revenues by $4.3 million, and increased prices charged to our customers and volume changes in our existing business resulted in a net revenue increase of $19.8 million. The volume increase was partially offset by the loss of certain municipal contracts that expired subsequent to December 31, 2003, and were not renewed.

Cost of Operations. Total cost of operations for the year ended December 31, 2004, increased $55.4 million, or 18.2%, to $359.5 million from $304.1 million for the year ended December 31, 2003. The increase for the year ended December 31, 2004 was primarily attributable to operating costs associated with acquisitions closed in the latter half of 2003 and subsequent to December 31, 2003, higher fuel costs, increased third party trucking costs associated with bringing waste to our owned or operated landfills, labor expenses and equipment maintenance costs associated with higher collection volumes, higher surety bond expenses associated with increased bonding requirements at our facilities and higher workers' compensation and auto liability expenses due to an increase in claims volume, claim development and severity, partially offset by decreased landfill disposal costs resulting from increased waste internalization.

Cost of operations as a percentage of revenues for the year ended December 31, 2004, increased 1.5 percentage point to 57.1% from 55.6% for the year ended December 31, 2003. The increase as a percentage of revenues for the year ended December 31, 2004 was primarily attributable to companies acquired in the latter half of 2003 and subsequent to December 31, 2003 having operating margins below our company average, increased fuel costs and increased insurance costs, partially offset by a decrease in labor and disposal expenses associated with improved internalization and leveraging existing labor to service volume increases.

SG&A. SG&A expenses for the year ended December 31, 2004 increased $10.0 million, or 19.3%, to $61.8 million from $51.8 million for the year ended December 31, 2003. SG&A expenses as a percentage of revenues for the year ended December 31, 2004, increased 0.3 percentage points to 9.8% from 9.5% for the year ended December 31, 2003. Our SG&A expenses for the year ended December 31, 2004, increased in amount and as a percentage of revenues from the prior year periods due to additional personnel employed as a result of acquisitions that closed subsequent to December 31, 2003, increased employee bonus and stock compensation expense, increased professional fees and related costs associated with Section 404 of the Sarbanes- Oxley Act, increased bad debt expense and increased payroll tax expenses resulting from an increase in exercises of stock options.

Depreciation and Amortization. Depreciation and amortization expense for the year ended December 31, 2004, increased $9.7 million, or 21.2%, to $55.4 million from $45.7 million for the year ended December 31, 2003. The increase was primarily attributable to depreciation and depletion associated with acquisitions closed in the latter half of 2003 and subsequent to December 31, 2003, increased depreciation expense resulting from new equipment acquired to support our base operations, increased amortization expense associated with intangible assets acquired in acquisitions closed in the latter half of 2003 and subsequent to December 31, 2003, and increased depletion expense resulting from higher volumes at our landfill operations.

Depreciation and amortization expense as a percentage of revenues for the year ended December 31, 2004, increased 0.4 percentage points to 8.8% from 8.4% for the year ended December 31, 2003. The increase in depreciation and amortization expense as a percentage of revenues was the result of depreciation expense associated with new equipment acquired subsequent to December 31, 2003, and the full-period inclusion of depreciation expense associated with new equipment acquired during the year ended December 31, 2003, which replaced older equipment with lower depreciation costs, and increased amortization expense associated with intangible assets acquired in acquisitions closed in the latter half of 2003 and subsequent to December 31, 2003.

Loss on Disposal of Assets. Loss on disposal of assets for the year ended December 31, 2004, increased $2.1 million to $2.3 million from $0.2 million for the year ended December 31, 2003. The increase resulted from a $2.1 million loss we realized on the sale of a corporate aircraft in 2004.

Operating Income. Operating income increased $5.1 million, or 3.5%, to $150.3 million for the year ended December 31, 2004, from $145.2 million for the year ended December 31, 2003. The increase was primarily attributable to the growth in revenues, partially offset by increased operating costs, recurring SG&A expenses to support the revenue growth, increases in employee bonus and stock compensation expense, increased depreciation and amortization expenses and increased losses on the sale of assets.

Operating income as a percentage of revenues for the year ended December 31, 2004, decreased 2.6 percentage points to 23.9% from 26.5% for the year ended December 31, 2003. The decrease in operating income as a percentage of revenue for the year ended December 31, 2004, was due to the aforementioned percentage of revenue increases in cost of operations, SG&A expenses and depreciation and amortization expenses and the increased losses on the sale of assets.

Interest Expense. Interest expense for the year ended December 31, 2004, decreased $10.0 million, or 31.4%, to $21.7 million from $31.7 million for the year ended December 31, 2003. The decrease was attributable to declines in our total outstanding debt balances and a decrease in the effective interest rate of our aggregate debt balance primarily due to the expiration of two interest rate swap agreements in late 2003 that required fixed interest payments in excess of our variable rate borrowing cost. The decrease in our total outstanding debt balance was primarily due to the redemption of our $150 million aggregate principal amount, 5.5% Convertible Subordinated Notes due 2006, which resulted in the conversion of $123.6 million of the outstanding note principal into our common stock, generation of free cash flow, and proceeds from the exercise of stock options, partially offset by additional borrowings to fund acquisitions and repurchases of our common stock.

Other Income (Expense). Other income and expense increased to an expense total of $2.8 million for the year ended December 31, 2004, from an income total of $0.2 million for the year ended December 31, 2003. Other expense in the year ended December 31, 2004, primarily includes $1.5 million of early redemption premium payments, the write-off of a portion of the unamortized debt issuance costs associated with the redemption of our $150 million aggregate principal amount, 5.5% Convertible Subordinated Notes due 2006 and the write-off of $1.6 million of unamortized debt issuance costs associated with the redemption of our $200 million term loan prior to its maturity date.

Minority Interests. Minority interests increased $1.0 million, or 9.2%, to $11.5 million for the year ended December 31, 2004, from $10.5 million for the year ended December 31, 2003. The increase in minority interests was due to increased earnings by our majority-owned subsidiaries.

Income Tax Provision. Income taxes increased $4.2 million, or 11.4%, to $41.7 million for the year ended December 31, 2004, from $37.5 million for the year ended December 31, 2003. These increases were due to increased pre-tax earnings and an increase in our effective tax rate. Our effective tax rate for the year ended December 31, 2004, was 36.5%, an increase from 36.3% for the year ended December 31, 2003. The increase in our effective tax rate was due to a decrease in 2004 in the dollar amount of expiring tax contingencies. We analyze our tax contingency reserves quarterly and adjustments are made as events occur to warrant adjustments to the reserve.

Loss on Discontinued Operations. During the year ended December 31, 2004, we sold all of our operations in Georgia and one of our hauling operations in the state of Washington. The amounts recorded as losses on discontinued operations for the years ended December 31, 2004 and 2003 of $0.2 million and $0.4 million, respectively, consist of the net earnings for these operations, including a $0.1 million gain on sale recorded for the year ended December 31, 2004. The income tax expense allocated to discontinued operations for the year ended December 31, 2004, includes $0.2 million resulting from differences between the basis for tax and financial reporting of the net assets sold.

Cumulative Effect of Change in Accounting Principle. Cumulative effect of change in accounting principle for the year ended December 31, 2003, consisted of a $0.3 million gain, net of tax effects, resulting from our adoption of SFAS No. 143 on January 1, 2003. Our adoption of SFAS No. 143 required us to record a cumulative change in accounting for landfill closure and post-closure obligations retroactively to the date of the acquisition of each landfill.

Net Income. Net income increased $6.7 million, or 10.2%, to $72.3 million for the year ended December 31, 2004, from $65.6 million for the year ended December 31, 2003. The increase was primarily attributable to increased operating income and decreased interest expense, partially offset by increased minority interest expense, other expense and income tax expense.

Years Ended December 31, 2003 and 2002

Revenues. Total revenues for the year ended December 31, 2003 increased $63.9 million, or 13.2%, to $547.0 million from $483.1 million for the year ended December 31, 2002. Revenues in the year ended December 31, 2003 from acquisitions closed in 2003 and the inclusion in 2003 of 12 months of revenues from businesses acquired in 2002 totaled approximately $59.5 million of the increase. Of the remaining increase in revenues, $10.1 million was attributable to selected price increases and $1.0 million was due to improved recyclable commodity prices offset by a decline in volumes in our existing business of $6.7 million. The volume reductions were primarily the result of the inclusion of one-time projects in 2002 and decreased volume at our transfer station in Wichita, Kansas. Revenue resulting from one-time projects varies from year to year and generally is influenced by collection and disposal activities related to weather and other natural phenomena and the volume of construction activity in our markets. The decreased volume at our transfer station in Wichita, Kansas was a permanent reduction in revenues resulting from a loss of volumes from a competitor who had temporarily used our transfer station in the prior year.

Cost of Operations. Total cost of operations increased $33.5 million, or 12.4%, to $304.1 million for the year ended December 31, 2003 from $270.6 million for the year ended December 31, 2002. The increase was mostly attributable to acquisitions closed in 2003 and the inclusion in 2003 of 12 months of operating costs from businesses acquired in 2002. Exclusive of the impact of acquisitions, total cost of operations increased $0.5 million due to increases in vehicle maintenance and insurance, offset by lower disposal expense driven by higher levels of internalization and lower labor costs. The decline in labor costs in the base business was primarily attributable to the incurrence in 2002 of $1.4 million of non-recurring costs resulting from an employee labor strike at our facilities in Pierce County, Washington.

Total cost of operations as a percentage of revenues for the year ended December 31, 2003 decreased 0.4 percentage points to 55.6% from 56.0% for the year ended December 31, 2002. The decrease as a percentage of revenues was primarily attributable to the incurrence in 2002 of $1.4 million of non- recurring costs resulting from an employee labor strike at our facilities in Pierce County, Washington and greater integration in 2003 of collection volumes into landfills we own or operate, partially offset by increased insurance costs.

SG&A. Total SG&A expenses increased $6.3 million, or 13.7%, to $51.8 million for the year ended December 31, 2003 from $45.5 million for the year ended December 31, 2002. The increase was primarily attributable to additional personnel from acquisitions closed in 2003 and the inclusion in 2003 of 12 months of SG&A costs from businesses acquired in 2002. Exclusive of the impact of acquisitions, SG&A expenses were relatively unchanged. During 2002, SG&A expenses included $1.3 million of nonrecurring employment-related expenses associated with the termination of our search for a chief operating officer and the hiring of two new corporate officers, $0.3 million of nonrecurring costs associated with the listing of our common stock on the New York Stock Exchange and $0.4 million of expense associated with the relocation of our corporate office. Excluding these nonrecurring items, SG&A expenses increased due to the inclusion in 2003 of costs from additional corporate, regional and district level personnel, increased legal and accounting expenses related to the new corporate governance requirements, and higher director and officer liability insurance costs.

SG&A expenses as a percentage of revenues for the year ended December 31, 2003 increased 0.1 percentage point to 9.5% from 9.4% for the year ended December 31, 2002. The increase in SG&A expenses as a percentage of revenues resulted from the addition of corporate, regional and district level personnel, increased legal and accounting expenses related to the new corporate governance requirements and higher director and officer liability insurance costs, partially offset by the incurrence in 2002 of $1.3 million of nonrecurring employment-related expenses associated with the termination of our search for a chief operating officer and the hiring of two new corporate officers, costs associated with listing our common stock on the New York Stock Exchange and our corporate office relocation.

Depreciation and Amortization. Depreciation and amortization expenses for the year ended December 31, 2003 increased $8.0 million, or 21.1%, to $45.7 million from $37.7 million for the year ended December 31, 2002. The increase resulted primarily from increased depreciation expense associated primarily with acquisitions closed in 2003, the inclusion in 2003 of 12 months of depreciation from businesses acquired in 2002, additional intangible amortization resulting from acquisitions and increased depreciation in our base business. The increased depreciation in our base business is primarily the result of capital expenditures running at levels significantly higher than depreciation.

Depreciation and amortization expenses as a percentage of revenues for the year ended December 31, 2003 increased 0.6 percentage points to 8.4% from 7.8% for the year ended December 31, 2002. The increase in depreciation and amortization expenses as a percentage of revenues resulted from the significant capital expenditures in 2003 as well as an increase in contract amortization associated with contracts acquired in 2003.

Operating Income. Operating income for the year ended December 31, 2003 increased $16.2 million, or 12.6%, to $145.2 million from $129.0 million for the year ended December 31, 2002. The increase was primarily attributable to the growth in revenues, partially offset by higher operating costs, and higher depreciation, amortization and SG&A expenses.

Operating income as a percentage of revenues for the year ended December 31, 2003 decreased 0.2 percentage points to 26.5% from 26.7% for the year ended December 31, 2002. The decrease in operating income as a percentage of revenues was primarily attributable to an increase in depreciation and amortization offset partially by lower cost of operations.

Interest Expense. Interest expense for the year ended December 31, 2003 increased $0.3 million, or 0.9%, to $31.7 million from $31.4 million for the year ended December 31, 2002. The increase was primarily attributable to higher debt levels incurred to fund our acquisitions, partially offset by a lower average borrowing cost. Additionally, the expiration of our two high-rate interest rate swap agreements in December 2003 resulted in savings in the month of December of approximately $0.5 million. At December 31, 2003, we had $265.1 million of net floating rate balances, including floating rate debt under our credit facility, our Floating Rate Convertible Subordinated Notes due 2022, various floating rate notes payable to third parties and floating rate municipal bond obligations, offset by our debt effectively fixed under interest rate swap agreements scheduled to commence in February 2004. Should interest rates rise, our interest costs on these borrowings would increase. For example, a one percent increase in interest rates would result in a $2.7 million increase in interest expense.

Other Income (Expense). Other income and expense changed from an expense total of $0.5 million for the year ended December 31, 2002, to an income total of $0.2 million for the year ended December 31, 2003. The components of other income and expense consist primarily of gains and losses from non-operational activities.

Minority Interests. Minority interests increased $1.1 million, or 12.6%, to $10.5 million for the year ended December 31, 2003, from $9.4 million for the year ended December 31, 2002. The increase was attributable to increased earnings by our majority-owned subsidiaries.

Income Tax Provision. Income taxes increased $4.7 million, or 14.2%, to $37.5 million for the year ended December 31, 2003, from $32.8 million for the year ended December 31, 2002. This increase was due to increased pre-tax earnings, partially offset by a 0.7 percentage point reduction in our effective tax rate due to the reversal of state tax liabilities associated with contingencies that expired in 2003 as well as an overall decline in our effective state tax rate due to changes in the apportionment of our earnings. The effective income tax rate for the year ended December 31, 2003 was 36.3%, which is above the federal statutory rate of 35.0% primarily due to state and local taxes, partially offset by a reduction in our effective tax rate due to the reversal of tax liabilities associated with contingencies that were resolved in 2003. We analyze our tax reserves at least annually and adjustments are made as events occur to warrant adjustments to the reserve. For example, if the statutory period for assessing tax on a given tax return or period lapses, the reserve associated with that period will be reduced.

Income (Loss) on Discontinued Operations. During the year ended December 31, 2004, we sold all of our operations in Georgia and one of our hauling operations in the state of Washington. Prior year results have been restated to reflect these operations as discontinued. The amount recorded in income (loss) on discontinued operations for the years ended December 31, 2003 and 2002 of a loss of $0.4 million and income of $0.5 million, respectively, consists of the net earnings or losses for these operations.

Cumulative Effect of Change in Accounting Principle. Cumulative effect of change in accounting principle for the year ended December 31, 2003, consisted of a $0.3 million gain, net of tax effects, resulting from our adoption of SFAS No. 143 on January 1, 2003. Our adoption of SFAS No. 143 required us to record a cumulative change in accounting for landfill closure and post-closure obligations retroactively to the date of the acquisition of each landfill.

Net Income. Net income increased $10.1 million, or 18.3%, to $65.6 million for the year ended December 31, 2003, from $55.5 million for the year ended December 31, 2002. The increase was primarily attributable to increased operating income in 2003, partially offset by higher income tax expense and higher minority interests.

Liquidity and Capital Resources

Our business is capital intensive. Our capital requirements include acquisitions and fixed asset purchases. We expect that we will also make capital expenditures for landfill cell construction, landfill development, landfill closure activities and intermodal facility construction in the future. We plan to meet our capital needs through various financing sources, including internally generated funds, debt and equity financings.

As of December 31, 2004, we had a working capital deficit of $12.8 million, including cash and equivalents of $3.6 million. Our working capital deficit decreased $2.3 million from $15.1 million at December 31, 2003. Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements to reduce our indebtedness under our credit facility and to minimize our cash balances. The decrease in our working capital deficit from the prior year resulted primarily from an increase in accounts receivable related to increased revenues, slightly offset by an increase in accounts payable due to timing of payments at year end.

For the year ended December 31, 2004, net cash provided by operating activities was approximately $179.7 million, which included $2.9 million used to fund working capital for the period. The primary components of the reconciliation of net income to net cash provided by operating activities for the year ended December 31, 2004, consist of non-cash expenses including $56.9 million of depreciation and amortization, $11.5 million of minority interest expense, $3.7 million of debt issuance cost amortization, $8.2 million of tax benefit from stock option exercises, $2.4 million from loss on sale of assets, and the deferral of $26.6 million of income tax expense resulting from temporary differences between the recognition of income and expenses for financial reporting and income tax purposes.

For the year ended December 31, 2003, net cash provided by operating activities was approximately $157.2 million, which included $0.1 million provided by working capital for the period. The primary components of the reconciliation of net income to net cash provided by operations for the year ended December 31, 2003, consist of non-cash expenses including $47.3 million of depreciation and amortization, $10.5 million of minority interest expense, $2.4 million of debt issuance cost amortization, and the deferral of $27.9 million of income tax expense resulting from temporary differences between the recognition of income and expenses for financial reporting and income tax purposes.

For the year ended December 31, 2004, net cash used in investing activities was $112.5 million. Of this, $46.8 million was used to fund the cash portion of acquisitions and to pay a portion of acquisition costs that were included as a component of accrued liabilities at December 31, 2003. Cash used for capital expenditures was $71.2 million, which was primarily for investments in fixed assets, consisting of trucks, containers, other equipment and landfill development. Other cash inflows from investing activities include $2.1 million received from the disposal of assets and $3.4 million of restricted cash in 2004.

For the year ended December 31, 2003, net cash used in investing activities was $161.0 million. Of this, $84.9 million was used to fund the cash portion of acquisitions and to pay a portion of acquisition costs that were included as a component of accrued liabilities at December 31, 2002. Cash used for capital expenditures was $70.2 million, which was primarily for investments in fixed assets, consisting of trucks, containers, other equipment and landfill development. Other cash inflows from investing activities include $1.5 million received from the disposal of assets. Other cash outflows from investing activities include $2.1 million of restricted cash funding in 2003 for our landfill closure and post-closure obligations and $5.3 million paid to acquire a 9.9% interest in a company that issues surety bonds for landfill closure and post-closure obligations.

For the year ended December 31, 2004, net cash used in financing activities was $68.9 million, which included $36.9 million of proceeds from stock option and warrant exercises, less $20.3 million of net payments under our various debt arrangements, $72.9 million of repurchases of our common stock, $11.0 million of cash distributions to minority interest holders and $1.5 million of debt issuance costs, primarily related to our amended credit facility.

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

We made $71.2 million in capital expenditures during the year ended December 31, 2004. We expect to make capital expenditures of between $80 to $85 million in 2005 in connection with our existing business, depending on the construction timing for certain new landfills. We intend to fund our planned 2005 capital expenditures principally through existing cash, internally generated funds, and borrowings under our existing credit facility. In addition, we may make substantial additional capital expenditures in acquiring solid waste collection and disposal businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity. We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities. We believe that our credit facility and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future.

As of December 31, 2002, we had a $435 million revolving credit facility with a syndicate of banks for which Fleet National Bank acted as agent. In October 2003, we amended our credit facility to increase the maximum borrowings to $575 million, consisting of a $400 million senior secured revolving credit facility and a $175 million senior secured term loan. In March 2004, the senior secured term loan was refinanced to increase the total borrowing to $200 million. In November 2004, we refinanced our credit facility. The new credit agreement amends and restates the old credit facility agreement in its entirety. The new credit facility consists of a $650 million senior secured revolving credit facility with a syndicate of banks for which Bank of America, N.A. (formerly Fleet National Bank) acts as agent. The principal amount of the senior secured term loan under the old credit facility was repaid in full. As of December 31, 2003, $228 million was outstanding under our credit facility as follows: $175 million was outstanding under our senior secured term loan and $53.0 million was outstanding under our senior secured revolving credit facility, exclusive of outstanding stand-by letters of credit of $45.9 million. As of December 31, 2004, $261.0 million was outstanding under our senior secured revolving credit facility, exclusive of outstanding stand-by letters of credit of $47.7 million. The $33.0 million increase in outstanding borrowings under our credit facility in 2004 was primarily due to funding new acquisitions, capital expenditures, redemption of a portion of our $150 million aggregate principal amount of 5.5% Convertible Subordinated Notes due April 2006 and stock repurchases, partially offset by using cash generated from operations and the proceeds from stock option exercises to repay borrowings.

The new senior secured revolving credit facility requires monthly interest payments and matures in October 2009. Under the new credit facility, there is no maximum amount of stand-by letters of credit that can be issued; however, the issuance of stand-by letters of credit reduces the amount of total borrowings available. The new credit facility requires us to pay a commitment fee ranging from 0.20% to 0.50% of the unused portion of the new credit facility. We are able to increase the maximum borrowings under the new credit agreement to $800 million, provided that no event of default, as defined in the credit agreement, has occurred, but none of the existing lenders has any obligation to increase its commitment. The borrowings under the new credit facility bear interest, at our option, at either the base rate plus the applicable base rate margin on base rate loans, or the Eurodollar rate plus the applicable Eurodollar margin on Eurodollar loans. The base rate for any day is a fluctuating rate per annum equal to the higher of (a) the federal funds rate plus one half of one percent (0.5%) and (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its "prime rate." The Eurodollar rate is determined by the administrative agent pursuant to a formula in the credit agreement. The applicable margins under the revolving credit facility vary depending on our leverage ratio, as defined in the credit agreement, and range from 0.875% to 2.00% for Eurodollar loans and up to 0.50% for base rate loans. Virtually all of our assets, including our interest in the equity securities of our subsidiaries, secure our obligations under the new credit facility. The new credit facility contains customary representations and warranties and places certain business, financial and operating restrictions on us relating to, among other things, indebtedness, liens and other encumbrances, investments, mergers and acquisitions, asset sales, sale and leaseback transactions, and dividends, distributions and redemptions of capital stock, which restrictions are substantially the same as those contained in the old credit facility. Consistent with the old credit facility, the new credit agreement requires that we maintain specified financial ratios and balances and obtain the lenders' approval of acquisitions in certain circumstances. As of December 31, 2003 and 2004, we were in compliance with all applicable covenants in our then outstanding credit facility. We use the credit facility for acquisitions, capital expenditures, working capital, standby letters of credit and general corporate purposes. The credit facility also requires the lenders' approval of acquisitions in certain circumstances.

In April 2002, we sold $175 million of Floating Rate Convertible Subordinated Notes due 2022, or the 2022 Notes. The 2022 Notes bear interest at the 3-month LIBOR rate plus 50 basis points, payable quarterly. The 2022 Notes are unsecured and rank junior to all existing and future senior indebtedness, as defined in the indenture governing the notes. Upon the incurrence of certain conditions, the 2022 Notes, when originally issued, were convertible into common stock at 30.9981 shares per $1,000 principal amount of notes, or $32.26 per share. In the third quarter of 2004, we completed an exchange offer with respect to all of our 2022 Notes. Through the exchange offer, we updated certain features of the old 2022 Notes with terms that are now prevalent in the convertible note market. These features include required (subject to certain exceptions) payment of the principal value in cash and net share settle of the conversion value in excess of the principal value of the notes upon conversion, and dividend protection provisions. The dividend protection provisions provide a lowering of the conversion price if a dividend is issued while the notes are still outstanding. The initial conversion price of the new 2022 Notes remained the same as in the original notes at $32.26 per share, which is equal to approximately 30.9981 shares per $1,000 in principal amount of new 2022 Notes. No other material terms of the 2022 notes, including maturity date and interest rate, were changed.

In April 2001, we sold $150 million of 5.5% Convertible Subordinated Notes due April 2006, or the 2006 Notes. In April 2004, we redeemed the 2006 Notes. Holders of the notes chose to convert a total of $123.6 million principal amount of the notes into 4,876,968 shares of our common stock at a price of approximately $25.35 per share, or approximately 39.443 shares per $1,000 principal amount of notes, plus cash in lieu of fractional shares. We redeemed the balance of $26.4 million principal amount of the notes with proceeds from our credit facility at a redemption price of $1,022 per $1,000 principal amount of the notes. All holders of the notes also received accrued interest of $27.50 per $1,000 principal amount of notes. As a result of the redemption, the Company recognized $1.5 million of pre-tax expense ($1.1 million net of taxes) in April 2004.

As of December 31, 2004, we had the following contractual obligations (in thousands):

                                                       Payments Due by Period
                             ----------------------------------------------------------------
                                          Less Than 1
   Recorded Obligations         Total         Year     1 to 3 Years 4 to 5 Years  Over 5 Years
---------------------------  -----------  -----------  -----------  -----------   -----------
Long-term debt (1), (2)     $   498,609  $     9,266  $    16,304  $   279,078   $   193,961
                             -----------  -----------  -----------  -----------   -----------
Total recorded obligations  $   498,609  $     9,266  $    16,304  $   279,078   $   193,961
                             ===========  ===========  ===========  ===========   ===========

(1) Long-term debt payments include $261.0 million in principal payments due 2009 related to our senior secured revolving credit facility. As of December 31, 2004, our credit facility allowed us to borrow up to $650 million.

(2) Holders of the Floating Rate Convertible Subordinated Notes due 2022 may require the Company to purchase their notes in cash at a price of par plus accrued interest, if any, upon a change in control of the Company, as defined in the indenture, or, for the first time, on May 1, 2009.

                                        Amount of Commitment Expiration Per Period
                             ---------------------------------------------------------------
                                           Less Than 1
  Unrecorded Obligations        Total         Year     1 to 3 Years 4 to 5 Years Over 5 Years
---------------------------  -----------  -----------  -----------  -----------  -----------
Operating leases (3)        $    50,323  $     6,093  $     9,885  $     7,616  $    26,729
Unconditional purchase
  Obligations (3)                10,987       10,987           --           --           --
                             -----------  -----------  -----------  -----------  -----------
Total unrecorded obligations$    61,310  $    17,080  $     9,885  $     7,616  $    26,729
                             ===========  ===========  ===========  ===========  ===========

(3) We are party to operating lease agreements and unconditional purchase obligations as discussed in Note 10 to the consolidated financial statements. These lease agreements and purchase obligations are established in the ordinary course of our business and are designed to provide us with access to facilities and products at competitive, market-driven prices. These arrangements have not materially affected our financial position, results of operations or liquidity during the year ended December 31, 2004 nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

We have obtained stand-by letters of credit as discussed in Note 9 to the consolidated financial statements and financial surety bonds as discussed in Note 10 to the consolidated financial statements. These stand-by letters of credit and financial surety bonds are generally obtained to support our financial assurance needs and landfill operations. These arrangements have not materially affected our financial position, results of operations or liquidity during the year ended December 31, 2004, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

The minority interest holders of a majority-owned subsidiary of Waste Connections have a currently exercisable option (the put option) to require Waste Connections to complete the acquisition of this majority-owned subsidiary by purchasing their minority ownership interests for fair market value. The put option calculates the fair market value of the subsidiary based on its current operating income before depreciation and amortization, as defined in the put option agreement. The put option does not have a stated termination date. At December 31, 2004, the minority interest holders' pro rata share of the subsidiary's fair market value is estimated to be worth between $71 million and $85 million. Because the put is calculated at fair market value, no amounts have been accrued relative to the put option.

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

FREE CASH FLOW

We are providing free cash flow, a non-GAAP financial measure, because it is widely used by investors as a valuation and liquidity measure in the solid waste industry. This measure should be used in conjunction with GAAP financial measures. Management uses free cash flow as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We define free cash flow as net cash provided by operating activities plus cash proceeds from disposal of assets less capital expenditures and distributions to minority interest holders. Other companies may calculate free cash flow differently. Our free cash flow for the year ended December 31, 2003 and 2004 is calculated as follows:

                                                 For the year end
                                                   December 31,
                                               ---------------------
                                                  2003       2004
                                                ---------  ---------
Net cash provided by operating activities      $ 157,215  $ 179,625
Plus: Cash proceeds from disposal of assets        1,534      2,088
Less: Capital expenditures                       (70,213)   (71,201)
Less: Distributions to minority interest
  holders                                         (9,702)   (11,025)
                                                ---------  ---------
Free cash flow                                 $  78,834  $  99,487
                                                =========  =========

INFLATION

To date, inflation has not materially affected our operations. Consistent with industry practice, many of our contracts allow us to pass through certain costs to our customers, including increases in landfill tipping fees and, in some cases, fuel costs. Therefore, we believe that we should be able to increase prices to offset many cost increases that result from inflation in the ordinary course of business. However, competitive pressures may require us to absorb at least part of these cost increases, especially if cost increases exceed the average rate of inflation. Management's estimates associated with inflation have an impact on our accounting for landfill liabilities.

SEASONALITY

Based on historic trends, we expect our operating results to vary seasonally, with revenues typically lowest in the first quarter, higher in the second and third quarters and lower in the fourth quarter than in the second and third quarters. We expect the fluctuation in our revenues between our highest and lowest quarters to be approximately 10% to 12%. This seasonality reflects the lower volume of solid waste generated during the late fall, winter and early spring because of decreased construction and demolition activities during winter months in the U.S. In addition, some of our operating costs may be higher in the winter months. Adverse winter weather conditions slow waste collection activities, resulting in higher labor and operational costs. Greater precipitation in the winter increases the weight of collected waste, resulting in higher disposal costs, which are calculated on a per ton basis.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

In the normal course of business, we are exposed to market risk, including changes in interest rates and prices of certain commodities. We use hedge agreements to manage a portion of our risks related to interest rates. While we are exposed to credit risk in the event of non-performance by counterparties to our hedge agreements, in all cases such counterparties are highly rated financial institutions and we do not anticipate non-performance. We do not hold or issue derivative financial instruments for trading purposes. We monitor our hedge positions by regularly evaluating the positions at market and by performing sensitivity analyses.

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

In March 2004, we entered into two additional three-year interest rate swap agreements. Each interest rate swap agreement has a notional amount of $37.5 million and effectively fixed the interest rate on the notional amount at an interest rate of 2.25%, plus applicable margin. The effective date of the swap agreements was March 2004 and each swap agreement expires in March 2007. These interest rate swap agreements are effective as cash flow hedges for a portion of our variable rate debt and we apply hedge accounting pursuant to SFAS No. 133 to account for these instruments. The notional amounts and all other significant terms of the swap agreements are matched to the provisions and terms of the variable rate debt being hedged.

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our market risk sensitive hedge positions and all other debt. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. We are exposed to cash flow risk due to changes in interest rates with respect to the net floating rate balances owed at December 31, 2003 and 2004 of $265.1 million and $218.2 million, respectively, including floating rate debt under our credit facility, our 2022 Notes, various floating rate notes payable to third parties and floating rate municipal bond obligations, offset by our debt effectively fixed under interest rate swap agreements. A one percent increase in interest rates on our variable-rate debt as of December 31, 2003 and 2004 would decrease our annual pre-tax income by approximately $2.7 million and $2.2 million, respectively. All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations.

We market a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals. We own and operate 26 recycling processing operations and sell other collected recyclable materials to third parties for processing before resale. Certain of our municipal recycling contracts in Washington specify benchmark resale prices for recycled commodities. If the prices we actually receive for the processed recycled commodities collected under the contract exceed the prices specified in the contract, we share the excess with the municipality, after recovering any previous shortfalls resulting from actual market prices falling below the prices specified in the contract. To reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties. Although there can be no assurance of market recoveries, in the event of a decline in recycled commodity prices, a 10% decrease in average recycled commodity prices from the prices that were in effect at December 31, 2003 and 2004 would have had a $1.8 million and $2.5 million impact on revenues as of December 31, 2003 and 2004, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See page 49 of this Report for an index to our financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2004 that our disclosure controls and procedures were effective at the reasonable assurance level such that information required to be disclosed in our Exchange Act reports (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) is accumulated and communicated to our management, including our Chief Executive officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). As required by Rule 13a-15(c) and 15d-15(c) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our internal control over financial reporting as of the end of the fiscal year covered by this Annual Report on Form 10-K. In conducting our evaluation, we used the framework set forth in the report titled "Internal Control - Integrated Framework" published by The Committee of Sponsoring Organizations of the Treadway Commission, or COSO. We have excluded one acquisition, Northwest Container Services, Inc., we made in November 2004 from the scope of management's evaluation, as the late timing of this acquisition made it impracticable to conduct a meaningful evaluation of the acquired business' internal control over financial reporting before the end of the fiscal year. Northwest Container Services, Inc.'s total assets and total revenues represent approximately 3% of total assets and 1.1% of total revenues, respectively, as of and for the year ended December 31, 2004. Notwithstanding the exclusion of Northwest Container Services, Inc. from our assessment, there was no material change to our internal control over financial reporting due to the acquisition pursuant to Rule 15d-15 of the Exchange Act. Our assessment on internal control over financial reporting for fiscal year 2005 will include Northwest Container Services, Inc. Based on the results of our evaluation, our management has concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2004.

Ernst & Young LLP, our independent registered public accounting firm, has issued an attestation report on our management's assessment of our internal control over financial reporting, which appears on the following page of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Waste Connections, Inc.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Waste Connections, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Waste Connections, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Northwest Containers Services, Inc., which is included in the 2004 consolidated financial statements of Waste Connections, Inc. and constituted approximately 3% of total assets as of December 31, 2004 and 1.1% of total revenues for the year then ended. Management did not assess the effectiveness of internal control over financial reporting at this entity, which was acquired in November 2004, as the late timing of this acquisition made it impracticable to conduct a meaningful evaluation of the acquired business' internal control over financial reporting before the end of the fiscal year. Our audit of internal control over financial reporting of Waste Connections, Inc. also did not include an evaluation of the internal control over financial reporting of Northwest Containers Services, Inc.

In our opinion, management's assessment that Waste Connections, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Waste Connections, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Waste Connections, Inc. as of December 31, 2003 and 2004, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated February 21, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Sacramento, California
February 21, 2005

INDEX TO FINANCIAL STATEMENTS

WASTE CONNECTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Waste Connections, Inc.

We have audited the accompanying consolidated balance sheets of Waste Connections, Inc. as of December 31, 2003 and 2004, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in Item 15.(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Waste Connections, Inc. at December 31, 2003 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2003 the Company adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" and effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Waste Connections, Inc.'s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Sacramento, California
February 21, 2005

WASTE CONNECTIONS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

                                                                                          December 31,
                                                                                     ----------------------
                                                                                        2003        2004
                                                                                     ----------  ----------
ASSETS
Current assets:
    Cash and equivalents                                                            $    5,276  $    3,610
    Accounts receivable, net of allowance for doubtful accounts of $2,570
       and $2,414 at December 31, 2003 and 2004, respectively                           72,474      80,864
    Prepaid expenses and other current assets                                           11,270      17,008
                                                                                     ----------  ----------
      Total current assets                                                              89,020     101,482

Property and equipment, net                                                            613,225     640,730
Goodwill, net                                                                          590,054     642,773
Intangible assets, net                                                                  64,784      68,741
Restricted cash                                                                         17,734      14,159
Other assets, net                                                                       21,135      23,598
                                                                                     ----------  ----------
                                                                                    $1,395,952  $1,491,483
                                                                                     ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                $   38,682  $   42,941
    Accrued liabilities                                                                 31,920      37,944
    Deferred revenue                                                                    23,738      24,155
    Current portion of long-term debt and notes payable                                  9,740       9,266
                                                                                     ----------  ----------
      Total current liabilities                                                        104,080     114,306

Long-term debt and notes payable                                                       601,891     489,343
Other long-term liabilities                                                              8,400       9,020
Deferred income taxes                                                                  120,162     146,871
                                                                                     ----------  ----------
      Total liabilities                                                                834,533     759,540

Commitments and contingencies
Minority interests                                                                      23,925      24,421

Stockholders' equity:
    Preferred stock: $0.01 par value; 7,500,000 shares authorized; none
        issued and outstanding                                                              --          --
    Common stock: $0.01 par value; 50,000,000 and 100,000,000 shares authorized at December 31, 2003 and 2004, respectively; 43,000,182 and
        47,605,791 shares issued and outstanding at December 31, 2003 and
        and 2004, respectively                                                             430         476
    Additional paid-in capital                                                         348,003     444,404
    Deferred stock compensation                                                           (436)     (1,598)
    Retained earnings                                                                  189,094     261,365
    Accumulated other comprehensive income                                                 403       2,875
                                                                                     ----------  ----------
        Total stockholders' equity                                                     537,494     707,522
                                                                                     ----------  ----------
                                                                                    $1,395,952  $1,491,483
                                                                                     ==========  ==========

See accompanying notes to consolidated financial statements.

WASTE CONNECTIONS, INC.

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

                                                                                 Years Ended December 31,
                                                                        -------------------------------------
                                                                           2002         2003         2004
                                                                        -----------  -----------  -----------
Revenues                                                               $   483,135  $   547,035  $   629,363
Operating expenses:
    Cost of operations                                                     270,559      304,111      359,542
    Selling, general and administrative                                     45,521       51,772       61,761
    Depreciation and amortization                                           37,743       45,717       55,424
    Loss on disposal of assets                                                 290          193        2,317
                                                                        -----------  -----------  -----------
Operating Income                                                           129,022      145,242      150,319

Interest expense                                                           (31,372)     (31,666)     (21,724)
Other income (expense), net                                                   (524)         160       (2,817)
                                                                        -----------  -----------  -----------
Income before income tax provision and minority interests                   97,126      113,736      125,778

Minority interests                                                          (9,367)     (10,549)     (11,520)
                                                                        -----------  -----------  -----------
Income from continuing operations before income taxes                       87,759      103,187      114,258

Income tax provision                                                       (32,806)     (37,470)     (41,748)
                                                                        -----------  -----------  -----------
Income from continuing operations                                           54,953       65,717       72,510

Income (loss) on discontinued operations, net of tax (Note 3)                  513         (403)        (239)
                                                                        -----------  -----------  -----------
Income before cumulative effect of change in accounting principle           55,466       65,314       72,271

Cumulative effect of change in accounting principle, net of tax                 --          282           --
                                                                        -----------  -----------  -----------
Net income                                                             $    55,466  $    65,596  $    72,271
                                                                        ===========  ===========  ===========

Basic earnings per common share:
   Income from continuing operations                                   $      1.32  $      1.54  $      1.56
   Discontinued operations                                                    0.01        (0.01)       (0.01)
   Cumulative effect of change in accounting principle                          --         0.01           --
                                                                        -----------  -----------  -----------
   Net income per common share                                         $      1.33  $      1.54  $      1.55
                                                                        ===========  ===========  ===========

Diluted earnings per common share:
   Income from continuing operations                                   $      1.25  $      1.45  $      1.50
   Discontinued operations                                                    0.01        (0.01)          --
   Cumulative effect of change in accounting principle                          --         0.01           --
                                                                        -----------  -----------  -----------
   Net income per common share                                         $      1.26  $      1.45  $      1.50
                                                                        ===========  ===========  ===========

Shares used in calculating basic income per share                       41,625,963   42,490,944   46,581,441
                                                                        ===========  ===========  ===========
Shares used in calculating diluted income per share                     48,488,436   49,307,478   49,470,217
                                                                        ===========  ===========  ===========

See accompanying notes to consolidated financial statements.

WASTE CONNECTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004
(in thousands, except share amounts)

                                                                                                               STOCKHOLDERS' EQUITY
                                                                           -------------------------------------------------------------------------------------
                                                                                                                ACCUMULATED
                                                                                                                   OTHER
                                                                                 COMMON STOCK      ADDITIONAL  COMPREHENSIVE    DEFERRED
                                                            COMPREHENSIVE  ----------------------   PAID-IN       INCOME         STOCK      RETAINED
                                                               INCOME        SHARES      AMOUNT     CAPITAL       (LOSS)      COMPENSATION  EARNINGS     TOTAL
                                                            -------------  -----------  ---------  ----------  -------------  ------------  ---------  ---------
Balances at December 31, 2001                                              41,135,503  $     411  $  316,457  $      (4,935) $       (160) $  68,032  $ 379,805
Issuance of common stock warrants                                                  --         --         577             --            --         --        577
Issuance of unvested restricted stock                                              --         --         812             --          (812)        --         --
Stock options granted below fair market value                                      --         --         650             --          (650)        --         --
Amortization of deferred stock compensation                                        --         --          --             --           847         --        847
Exercise of stock options and warrants                                        934,299         10      14,068             --            --         --     14,078
Amounts reclassified into earnings, net of taxes                                   --         --          --          4,002            --         --      4,002
Changes in fair value of interest rate swaps                                       --         --          --         (3,063)           --         --     (3,063)
Net income                                                 $      55,466           --         --          --             --            --     55,466     55,466
Other comprehensive income                                         1,751           --         --          --             --            --         --         --
Income tax effect of other comprehensive income                     (812)          --         --          --             --            --         --         --
                                                            -------------          --         --          --             --            --         --         --
Comprehensive income                                       $      56,405           --         --          --             --            --         --         --
                                                            =============  -----------  ---------  ----------  -------------  ------------  ---------  ---------
Balances at December 31, 2002                                              42,069,802        421     332,564         (3,996)         (775)   123,498    451,712
Issuance of common stock warrants to employees                                     --         --          17             --            --         --         17
Issuance of common stock warrants to consultants                                   --         --         173             --            --         --        173
Common stock donated to charitable trust                                        1,500         --          34             --            --         --         34
Vesting of restricted stock                                                     7,463         --          --             --            --         --         --
Cancellation of unvested restricted stock                                          --         --        (125)            --            45         --        (80)
Amounts reclassified into earnings, net of taxes                                   --         --          --          4,200            --         --      4,200
Changes in fair value of interest rate swaps                                       --         --          --            199            --         --        199
Amortization of deferred stock compensation                                        --         --          --             --           294         --        294
Exercise of stock options and warrants                                        921,417          9      15,340             --            --         --     15,349
Net income                                                 $      65,596           --         --          --             --            --     65,596     65,596
Other comprehensive income                                         7,033           --         --          --             --            --         --         --
Income tax effect of other comprehensive income                   (2,634)          --         --          --             --            --         --         --
                                                            -------------          --         --          --             --            --         --         --
Comprehensive income                                       $      69,995           --         --          --             --            --         --         --
                                                            =============  -----------  ---------  ----------  -------------  ------------  ---------  ---------
Balances at December 31, 2003                                              43,000,182        430     348,003            403          (436)   189,094    537,494
Issuance of common stock warrants to employees                                     --         --          27             --            --         --         27
Issuance of common stock warrants to consultants                                   --         --         223             --            --         --        223
Conversion of 2006 Notes, net of issuance costs of $1,729                   4,876,968         49     121,870             --            --         --    121,919
Vesting of restricted stock                                                     7,394         --          --             --            --         --         --
Cancellation of unvested restricted stock                                          --         --        (229)            --           135         --        (94)
Issuance of unvested restricted stock                                              --         --       2,242             --        (2,242)        --         --
Amortization of deferred stock compensation                                        --         --          --             --           945         --        945
Exercise of stock options and warrants                                      2,218,684         22      45,133             --            --         --     45,155
Repurchase of common stock                                                 (2,497,437)       (25)    (72,865)            --            --         --    (72,890)
Amounts reclassified into earnings, net of taxes                                   --         --          --            409            --         --        409
Changes in fair value of interest rate swaps                                       --         --          --          2,063            --         --      2,063
Net income                                                 $      72,271           --         --          --             --            --     72,271     72,271
Other comprehensive income                                         3,938           --         --          --             --            --         --         --
Income tax effect of other comprehensive income                   (1,466)          --         --          --             --            --         --         --
                                                            -------------          --         --          --             --            --         --         --
Comprehensive income                                       $      74,743           --         --          --             --            --         --         --
                                                            =============  -----------  ---------  ----------  -------------  ------------  ---------  ---------
Balances at December 31, 2004                                              47,605,791  $     476  $  444,404  $       2,875  $     (1,598) $ 261,365  $ 707,522
                                                                           ===========  =========  ==========  =============  ============  =========  =========

See accompanying notes to consolidated financial statements.

WASTE CONNECTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                                           Years Ended December 31,
                                                                                      -------------------------------
                                                                                        2002       2003       2004
                                                                                      ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                           $  55,466  $  65,596  $  72,271
Adjustments to reconcile net income to net cash provided by operating activities:

  Loss (gain) on disposal of assets                                                        290        371      2,398
  Gain on disposal of operations                                                            --         --        (68)
  Depreciation                                                                          37,626     45,670     54,470
  Amortization of intangibles                                                            1,351      1,677      2,477
  Deferred income taxes, net of acquisitions                                            10,132     27,931     26,566
  Minority interests                                                                     9,367     10,549     11,520
  Cumulative effect of change in accounting principle                                       --       (448)        --
  Amortization of debt issuance costs                                                    2,195      2,403      3,685
  Stock-based compensation                                                                 847        345        972
  Interest income on restricted cash                                                      (485)      (302)      (275)
  Closure and post-closure accretion                                                       856        437        421
  Tax benefit on the exercise of stock options                                           3,572      3,078      8,195
  Changes in operating assets and liabilities, net of effects from acquisitions:
      Accounts receivable, net                                                          (1,594)    (2,909)    (3,357)
      Prepaid expenses and other current assets                                            380     (1,570)    (4,953)
      Accounts payable                                                                  (2,730)     5,821      1,568
      Deferred revenue                                                                     478      3,658      1,372
      Accrued liabilities                                                               13,610     (4,911)     2,124
      Other long-term liabilities                                                          418       (143)       239
                                                                                      ---------  ---------  ---------
Net cash provided by operating activities                                              131,779    157,253    179,625
                                                                                      ---------  ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for acquisitions, net of cash acquired                                     (166,626)   (84,855)   (46,784)
  Capital expenditures for property and equipment                                      (56,776)   (70,213)   (71,201)
  Investment in unconsolidated entity                                                       --     (5,300)        --
  Proceeds from disposal of assets                                                       1,943      1,496      2,088
  Decrease (increase) in restricted cash, net of interest income                        (2,014)    (2,093)     3,405
  Decrease (increase) in other assets                                                      291        (24)        27
                                                                                      ---------  ---------  ---------
Net cash used in investing activities                                                 (223,182)  (160,989)  (112,465)
                                                                                      ---------  ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                                         381,000    108,940    368,500
  Principal payments on notes payable and long-term debt                              (290,962)  (102,469)  (388,825)
  Proceeds from option and warrant exercises                                            10,506     12,271     36,959
  Distributions to minority interest holders                                            (5,880)    (9,702)   (11,025)
  Payments for repurchase of common stock                                                   --         --    (72,889)
  Debt issuance costs                                                                   (6,473)    (4,095)    (1,546)
                                                                                      ---------  ---------  ---------
Net cash provided by (used in) financing activities                                     88,191      4,945    (68,826)
                                                                                      ---------  ---------  ---------

Net increase (decrease) in cash and equivalents                                         (3,212)     1,209     (1,666)
Cash and equivalents at beginning of year                                                7,279      4,067      5,276
                                                                                      ---------  ---------  ---------
Cash and equivalents at end of year                                                  $   4,067  $   5,276  $   3,610
                                                                                      =========  =========  =========

SUPPLEMENTARY DISCLOSURES OF CASH FLOW
  INFORMATION AND NON-CASH TRANSACTIONS:
    Cash paid for income taxes                                                       $   8,408  $  12,877  $  17,164
                                                                                      =========  =========  =========
    Cash paid for interest                                                           $  28,973  $  29,452  $  22,379
                                                                                      =========  =========  =========
    Conversion of 2006 Convertible Subordinated Notes to equity                      $      --  $      --  $ 123,648
                                                                                      =========  =========  =========
    In connection with its acquisitions, the Company assumed liabilities as follows:
        Fair value of assets acquired                                                $ 262,565  $ 110,264  $ 116,378
        Cash paid for current year acquisitions (including acquisition costs)         (158,355)   (76,471)   (43,865)
        Cash paid to settle prior year acquisition-related liabilities                  (8,271)    (8,384)    (2,919)
        Net assets used as consideration for acquisitions                                   --         --    (31,440)
                                                                                      ---------  ---------  ---------
        Liabilities assumed and non-cash assets, stock and notes payable
           issued to sellers of businesses acquired                                  $  95,939  $  25,409  $  38,154
                                                                                      =========  =========  =========

See accompanying notes to consolidated financial statements.

1. ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Waste Connections, Inc. ("WCI" or "the Company") was incorporated in Delaware on September 9, 1997 and commenced its operations on October 1, 1997 through the purchase of certain solid waste operations in Washington. The Company is an integrated, non-hazardous solid waste services company that provides collection, transfer, disposal and recycling services to commercial, industrial and residential customers in Alabama, Arizona, California, Colorado, Illinois, Iowa, Kansas, Kentucky, Minnesota, Mississippi, Montana, Nebraska, New Mexico, Ohio, Oklahoma, Oregon, South Dakota, Tennessee, Texas, Utah, Washington, and Wyoming. The Company also provides intermodal services for the movement of containers in the Pacific Northwest.

Basis of Presentation

These consolidated financial statements include the accounts of WCI and its wholly-owned and majority-owned subsidiaries. The consolidated entity is referred to herein as the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at purchase to be cash equivalents. As of December 31, 2003 and 2004, cash equivalents consisted of demand money market accounts.

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

Revenue Recognition and Accounts Receivable

Revenues are recognized when persuasive evidence of an arrangement exists, the service has been provided, the price is fixed or determinable and collection is reasonably assured. Certain customers are billed in advance and, accordingly, recognition of the related revenues is deferred until the services are provided.

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

Property and Equipment

Property and equipment are stated at cost. Improvements or betterments, not considered to be maintenance and repair, which add new functionality or significantly extend the life of an asset are capitalized. Expenditures for maintenance and repair costs are charged to expense as incurred. The cost of assets retired or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts in the year of disposal. Gains and losses resulting from disposals of property and equipment are recognized in the period in which the property and equipment is disposed. Depreciation is computed using the straight-line method over the estimated useful lives of the assets or the lease term, whichever is shorter.

The estimated useful lives are as follows:

Buildings	20 years
Land improvements	10 - 20 years
Machinery and equipment	3 - 15 years
Rolling stock	10 years
Containers	5 - 15 years
Rail cars	20 years

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

The Company utilizes the life cycle method of accounting for landfill costs and the units of consumption method to amortize landfill development costs over the estimated remaining capacity of a landfill. Under this method the Company includes future estimated construction costs using current dollars, as well as costs incurred to date, in the amortization base. Additionally, the Company includes expansion airspace, which has not been permitted, in the calculation of the total remaining capacity of the landfill.

- Landfill development costs. Landfill development costs include the costs of acquisition, construction associated with excavation, liners, site berms, groundwater monitoring wells and leachate collection systems. The Company estimates the total costs associated with developing each landfill site to its final capacity. This includes certain projected landfill site costs that are uncertain because they are dependent on future events and thus actual costs could vary significantly from estimates. The total cost to develop a site to its final capacity includes amounts previously expended and capitalized, net of accumulated amortization, and projections of future purchase and development costs, landfill final capping costs, liner construction costs, operating construction costs, and capitalized interest costs. Total landfill costs include the development costs associated with expansion airspace. Expansion airspace is addressed below.

- Final capping, closure and post-closure obligations. The Company accrues for estimated final capping, closure and post-closure maintenance obligations at the landfills it owns and certain landfills that it operates, but does not own. Accrued final capping, closure and post-closure costs represent an estimate of the current value of the future obligation associated with closure and post-closure monitoring of non-hazardous solid waste landfills currently owned and/or operated by the Company. Final capping costs represent the costs related to installation of clay liners, drainage and compacted soil layers and topsoil constructed over areas of the landfill where total airspace capacity has been consumed. Closure and post-closure monitoring and maintenance costs represent the costs related to cash expenditures yet to be incurred when a landfill facility ceases to accept waste and closes. Accruals for closure and post-closure monitoring and maintenance requirements in the U.S. consider site inspection, groundwater monitoring, leachate management, methane gas control and recovery, and operating and maintenance costs to be incurred during the period after the facility closes. Certain of these environmental costs, principally capping and methane gas control costs, are also incurred during the operating life of the site in accordance with the landfill operation requirements of Subtitle D and the air emissions standards. Daily maintenance activities, which include many of these costs, are expensed as incurred during the operating life of the landfill. Daily maintenance activities include leachate disposal; surface water, groundwater, and methane gas monitoring and maintenance; other pollution control activities; mowing and fertilizing the landfill final cap; fence and road maintenance; and third party inspection and reporting costs. Site specific closure and post-closure engineering cost estimates are prepared annually for landfills owned and/or operated by the Company for which it is responsible for closure and post-closure.

Since the adoption of SFAS No. 143, landfill final capping, closure and post-closure liabilities are calculated by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure using an inflation rate (3% and 2.5% during 2003 and 2004, respectively) and discounting the inflated total to its present value using a discount rate (8.5% and 7.5% during 2003 and 2004, respectively). The resulting obligation is recorded as a long-term liability with a corresponding increase to landfill site costs as the landfill's total airspace is consumed. At December 31, 2003 and 2004, accruals for landfill closure and post-closure costs (including costs assumed through acquisitions) were $5,479 and $5,860, respectively. The Company estimates that its final capping, closure and post-closure payment commitments will begin in 2006.

Interest is accreted on the recorded liability using the corresponding discount rate. In accordance with SFAS No. 143, the closure and post-closure liability is recorded as an addition to site costs and amortized to depletion expense on a units-of-consumption basis as landfill airspace is consumed. The impact of changes determined to be changes in estimates, based on an annual update, is accounted for on a prospective basis. Depletion expense resulting from the closure and post-closure obligations recorded as a component of landfill site costs will generally be less during the early portion of a landfill's operating life and increase thereafter. The closure and post-closure liabilities reflect owned landfills and landfills operated under life-of-site operating agreements with estimated remaining lives, based on remaining permitted capacity, probable expansion capacity and projected annual disposal volumes, that range from approximately one to 244 years, with an average remaining life of approximately 59 years. The costs for closure and post-closure obligations at landfills the Company owns or operates are generally estimated based on interpretations of current requirements and proposed or anticipated regulatory changes.

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

The following is a rollforward of the Company's closure and post-closure liability balance from December 31, 2003 to December 31, 2004:

Closure and post-closure liability at December 31, 2002                     $   13,749
Decrease in closure and post-closure liability from adopting
   SFAS No. 143                                                                 (9,142)
Liabilities incurred                                                               435
Accretion expense                                                                  437
                                                                             ----------
Closure and post-closure liability at December 31, 2003                     $    5,479
Decrease in closure and post-closure liability from changes in
   annual engineering cost estimates                                              (880)
Assumption of closure liabilities from acquisition                                 345
Disposition of liabilities from discontinued operations                            (62)
Liabilities incurred                                                               557
Accretion expense                                                                  421
                                                                             ----------
Closure and post-closure liability at December 31, 2004                     $    5,860
                                                                             ==========

Pro forma financial information to reflect the reported results of operations for the year ended December 31, 2002, as if SFAS No. 143 were adopted on January 1, 2002, is as follows:

                                                          Year Ended
                                                         December 31,
                                                         ------------
                                                             2002
                                                         ------------
Net income as reported                                  $     55,466
Pro forma impact of applying SFAS No. 143, net of tax            318
                                                         ------------
Pro forma net income                                    $     55,784
                                                         ============

Basic earnings per share as reported                    $       1.32
Pro forma impact of applying SFAS No. 143, net of tax           0.01
                                                         ------------
Pro forma basic earnings per share                      $       1.33
                                                         ============

Diluted earnings per share as reported                  $       1.25
Pro forma impact of applying SFAS No. 143, net of tax           0.01
                                                         ------------
Pro forma diluted earnings per share                    $       1.26
                                                         ============

At December 31, 2004, $12,323 of the Company's restricted cash balance was for purposes of settling future closure and post-closure liabilities.

- Disposal capacity. The Company's internal and third-party engineers perform surveys at least annually to estimate the disposal capacity at its landfills. This is done by using surveys and other methods to calculate, based on the terms of the permit, height restrictions and other factors, how much airspace is left to fill and how much waste can be disposed of at a landfill before it has reached its final capacity. The Company's landfill depletion rates are based on the remaining disposal capacity, considering both permitted and expansion airspace, at its landfills. Expansion airspace consists of additional disposal capacity being pursued through means of an expansion but is not actually permitted. Expansion airspace that meets certain internal criteria is included in the estimate of total landfill airspace. The Company's internal criteria to determine when expansion airspace may be included as disposal capacity is as follows:

  The land where the expansion is being sought is contiguous to the current disposal site, which is either owned by the Company or the property is under option, purchase, operating or other similar agreement;

  Total development costs, final capping costs, and closure/post-closure costs have been determined;

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

It is possible that the Company's estimates or assumptions could ultimately be significantly different from actual results. In some cases the Company may be unsuccessful in obtaining an expansion permit or the Company may determine that an expansion permit that the Company previously thought was probable has become unlikely. To the extent that such estimates, or the assumptions used to make those estimates, prove to be significantly different than actual results, or the belief that the Company will receive an expansion permit changes adversely in a significant manner, the costs of the landfill, including the costs incurred in the pursuit of the expansion, may be subject to impairment testing, as described below, and lower profitability may be experienced due to higher amortization rates, higher capping, closure and post-closure rates, and higher expenses or asset impairments related to the removal of previously included expansion airspace.

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

Allocation of Acquisition Purchase Price

A summary of the Company's acquisition purchase price allocation policies is as follows:

  The purchase price of acquisitions that do not include a landfill is allocated to identified intangible assets and tangible assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition, with any residual amounts allocated to goodwill. For acquired landfills, the Company allocates the purchase price to identified intangible and tangible assets acquired, excluding landfill airspace, and liabilities assumed based on their estimated fair values at the date of acquisition. Any residual amount is allocated to landfill costs.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and intangible assets of the acquired entities. Goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", ("SFAS No. 142"). Other intangible assets, including those meeting new recognition criteria under SFAS No. 142, continue to be amortized over their estimated useful lives.

The Company fully adopted the new rules on accounting for goodwill and other intangible assets beginning on January 1, 2002. The Company tests goodwill for impairment annually using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. At least annually in the fourth quarter of the year, the Company performs impairment tests of goodwill and indefinite-lived intangible assets based on the carrying values. As a result of performing the tests for potential impairment, the Company determined that no impairment existed as of December 31, 2004 and therefore, there were no write-downs to any of its goodwill or indefinite-lived intangible assets.

The Company acquired indefinite-lived intangible assets, long-term franchise agreements, contracts and non-competition agreements in connection with certain of its acquisitions. The amounts assigned to indefinite-lived intangible assets consist of the value of certain perpetual rights to provide solid waste collection and transportation services in specified territories. The estimated fair value of the acquired indefinite-lived intangible assets, long-term franchise agreements and contracts was determined by management based on the discounted net cash flows associated with the rights, agreements and contracts. The estimated fair value of the non-competition agreements reflects management's estimates based on the amount of revenue protected under such agreements. The amounts assigned to the franchise agreements, contracts, and non-competition agreements are being amortized on a straight-line basis over the expected term of the related agreements (ranging from 3 to 56 years). In accordance with the provisions of SFAS No. 142, indefinite-lived intangible assets resulting from acquisitions completed subsequent to June 30, 2001 are not amortized; however, they are required to be classified separately from goodwill.

Restricted Cash

Restricted cash held by trustees consists principally of funds held in trust for the construction of various facilities, and funds deposited in connection with landfill closure and post-closure obligations. Proceeds from these financing arrangements are directly deposited into trust funds, and the Company does not have the ability to utilize the funds in regular operating activities. Accordingly, these amounts are reported as an investing activity when the cash is released from the trust funds and as a financing activity when the industrial revenue bonds are repaid out of the Company's cash balances.

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

Goodwill - The Company assesses whether goodwill is impaired on an annual basis in the fourth quarter of the year. This assessment is performed on each of the Company's four operating regions. If the Company determined the existence of goodwill impairment, the Company would measure that impairment based on the amount by which the book value of goodwill exceeds its implied fair value. The implied fair value of goodwill is determined by deducting the fair value of a reporting unit's identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the purchase price were being initially allocated. Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances, such as those listed above, that would indicate that, more likely than not, the book value of goodwill has been impaired.

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash, trade receivables, restricted cash, trade payables, debt instruments and interest rate swaps. As of December 31, 2003 and 2004, the carrying values of cash, trade receivables, restricted cash, and trade payables are considered to be representative of their respective fair values. The carrying values of the Company's debt instruments, excluding the 2006 Convertible Subordinated Notes and 2022 Floating Rate Convertible Subordinated Notes, approximate their fair values as of December 31, 2003 and 2004, based on current incremental borrowing rates for similar types of borrowing arrangements. The Company's 2006 Convertible Subordinated Notes, redeemed in April 2004, had a carrying value of $150,000 and had a fair value of approximately $160,770 at December 31, 2003, based on the publicly quoted trading price of these notes. The Company's 2022 Floating Rate Convertible Subordinated Notes have a carrying value of $175,000 and had a fair value of approximately $178,798 at December 31, 2003 and $203,333 at December 31, 2004, based on the publicly quoted trading price of these notes. The Company's interest rate swaps are recorded at their estimated fair values based on estimated cash flows calculated using interest rate yield curves as of December 31, 2003 and 2004.

Derivative Financial Instruments

The Company recognizes all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income (Note 11) until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings.

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

At December 31, 2004, the Company's derivative instruments consist of two forward-starting interest rate swap agreements, entered into in May 2003 and two additional three-year interest rate swap agreements, entered into in March 2004. Each forward-starting interest rate swap agreement has a notional amount of $87,500 and effectively fixes the interest rate on the notional amount at interest rates ranging from 2.67% to 2.68%, plus applicable margin. The effective date of the swap agreements was February 2004 and each swap agreement expires in February 2007. The interest rate swaps entered into in 2004 each have a notional amount of $37,500 and effectively fix the interest rate on the notional amount at an interest rate of 2.25%, plus applicable margin. The effective date of the swap agreements is March 2004 and each swap agreement expires in March 2007. The interest rate swaps are included in other assets on the balance sheet. All the interest rate swap agreements are considered highly effective as cash flow hedges for a portion of the Company's variable rate debt, and the Company applies hedge accounting to account for these instruments. The notional amounts and all other significant terms of the swap agreements are matched to the provisions and terms of the variable rate debt being hedged.

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

The Company has accrued income tax reserves for contingencies identified in the preparation of previously filed tax returns. The Company establishes the reserves based upon management's assessment of exposure associated with permanent differences, tax credits and interest expense. The tax reserves are analyzed quarterly and adjustments are made as events occur to warrant adjustments to the reserve. For example, if the statutory period for assessing tax on a given tax return or period lapses, the reserve associated with that period will be reduced.

Stock-Based Compensation

As permitted under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company has elected to account for stock-based compensation using the intrinsic value method prescribed by APB 25, "Accounting for Stock Issued to Employees." Under the intrinsic value method, compensation cost is the excess, if any, of the quoted market price or fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock.

The weighted average grant date fair values per share for options granted during 2002, 2003 and 2004 are as follows:

                                                                              2002       2003       2004
                                                                            ---------  ---------  ---------
Exercise prices equal to market price of stock                             $    6.27  $    5.17  $    6.06
Exercise prices less than market price of stock                                10.78         --         --

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 2002, 2003 and 2004: risk-free interest rate of 3.5%, 2.4%, and 3.1%, respectively; dividend yield of zero; volatility factor of the expected market price of the Company's common stock of 40%, 25%, and 24%, respectively; and a weighted-average expected life of the option of 4 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The following table summarizes the Company's pro forma net income and pro forma basic net income per share for the years ended December 31, 2002, 2003 and 2004:

                                                                                Year Ended December 31,
                                                                            -------------------------------
                                                                              2002       2003       2004
                                                                            ---------  ---------  ---------
Net income, as reported                                                    $  55,466  $  65,596  $  72,271
Add: stock-based employee compensation expense
  included in reported net income, net of related tax effects                    533        196        611
Deduct: total stock-based employee compensation expense determined
    under the fair value method for all awards, net of related tax effects    (5,771)    (7,105)    (8,414)
                                                                            ---------  ---------  ---------
Pro forma net income                                                       $  50,228  $  58,687  $  64,468
                                                                            =========  =========  =========

Earnings per share:
  Basic - as reported                                                      $    1.33  $    1.54  $    1.55
  Basic - pro forma                                                             1.21       1.38       1.38

  Diluted - as reported                                                         1.26       1.45       1.50
  Diluted - pro forma                                                           1.17       1.32       1.34

Per Share Information

Basic net income per share is computed using the weighted average number of common shares outstanding. Diluted net income per share is computed using the weighted average number of common and potential common shares outstanding. Potential common shares are excluded from the computation if their effect is anti-dilutive.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2002, 2003 and 2004 was $1,403, $1,842, and $2,075, respectively.

Insurance Liabilities

During 2002, the Company increased its scope of high-deductible insurance, adding automobile liability, general liability and workers' compensation claims. Previously, the Company's high-deductible insurance program covered only automobile collision and employee group health claims. The Company's insurance accruals are based on claims filed and estimates of claims incurred but not reported and are developed by the Company's management with assistance from its third-party actuary and its third-party claims administrator. The insurance accruals are influenced by the Company's past claims experience factors, which have a limited history, and by published industry development factors. At December 31, 2003 and 2004, the Company's total accrual for self-insured liabilities was $8,611 and $16,859, respectively.

Segment Information

The Company identifies its operating segments based on management responsibility and geographic location. The Company considers its intermodal operations and each of its four operating regions that report stand-alone financial information and have segment managers that report to the Company's chief operating decision maker to be operating segments. The Company has assessed and determined that it has met all of the aggregation criteria required under SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), to aggregate its multiple operating segments into two reportable segments. Therefore, all four operating regions have been aggregated together and are reported as a single segment consisting of the collection, transfer, recycling and disposal of non-hazardous solid waste primarily in the Western and Southern United States. Intermodal operations is reported as a separate segment; however, as the intermodal operations were acquired in the fourth quarter of 2004 and were not material to the financial condition or results of operations for the year ended December 31, 2004, this segment has not been separately disclosed.

Reclassifications

Certain amounts reported in the Company's prior years' financial statements have been reclassified to conform with the 2004 presentation.

New Accounting Pronouncements

FIN 46

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") which was subsequently amended in December 2003. FIN 46 requires that unconsolidated variable interest entities be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity's expected losses or residual benefits. FIN 46 applies to variable interest entities created after January 31, 2003 and to existing variable interest entities beginning after June 15, 2003. The Company fully adopted FIN 46 on March 31, 2004 and this adoption did not have a material impact on the Company's financial statements.

EITF 04-8

In October 2004, the FASB reached a consensus on EITF Issue 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share" ("EITF 04-8") which requires contingently convertible debt instruments and other contingently convertible instruments to be included in diluted earnings per share calculations (if dilutive). EITF 04-8 requires restatement of all periods during which the instrument was outstanding; however, if the instrument was modified prior to the end of the adoption period, the issuer is required to retroactively apply the earnings per share treatment described in EITF Issue 90-19, "Convertible Bonds with Issuer Option to Settle for Cash upon Conversion" ("EITF 90-19"). For instruments where the principal value is settled in cash and the conversion value in excess of the principal value (conversion spread) is net share settled, EITF 90-19 requires the dilutive effect of the conversion spread to be included in the earnings per share calculation. EITF 04-8 is effective for periods ending after December 15, 2004. EITF 04-8 is applicable to the Company's 5.5% Convertible Subordinated Notes due April 2006 and the Floating Rate Convertible Subordinated Notes due 2022. As the 5.5% Convertible Subordinated Notes due April 2006 were dilutive to the calculation of earnings per share for all years presented in the statements of income, until the notes were redeemed in April 2004, no restatement for the impact of these notes is required under EITF 04-8. As described further in Note 9, the Floating Rate Convertible Subordinated Notes due 2022 were exchanged in 2004 and now require, subject to certain exceptions, payment of the principal value in cash and net share settlement of the conversion spread. Additionally, applying ETIF 90-19, the Floating Rate Convertible Subordinated Notes due 2022 were not dilutive to the calculation of earnings per share for the years ended December 31, 2002 or 2003, and, therefore, no restatement is required for these years under EITF 04-8. In accordance with EITF 04-8, the Company evaluates the dilutive effect of the conversion spread in the earnings per share calculation. The Company adopted EITF 04-8 on December 31, 2004 and this adoption did not have a material impact on the Company's financial statements.

SFAS 123(R)

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"), which is a revision of SFAS 123. SFAS 123(R) supersedes APB 25, "Accounting for Stock Issued to Employees" and amends FASB Statement No. 95, "Statement of Cash Flows." Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

SFAS 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt SFAS 123(R) on July 1, 2005.

SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company is currently evaluating the adoption alternatives and expects to complete its evaluation during the third quarter of 2005.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)'s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall cash flows or financial position. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share included within this note to our consolidated financial statements.

SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $3,572, $3,078, and $8,195 for the years ended December 31, 2002, 2003, and 2004, respectively.

2. USE OF ESTIMATES AND ASSUMPTIONS

In preparing the Company's consolidated financial statements, several estimates and assumptions are made that affect the accounting for and recognition of assets, liabilities, revenues and expenses. These estimates and assumptions must be made because certain of the information that is used in the preparation of the Company's consolidated financial statements is dependent on future events, cannot be calculated with a high degree of precision from data available or is simply not capable of being readily calculated based on generally accepted methodologies. In some cases, these estimates are particularly difficult to determine and the Company must exercise significant judgment. The most difficult, subjective and complex estimates and the assumptions that deal with the greatest amount of uncertainty are related to the Company's accounting for landfills, self-insurance, allocation of acquisition purchase price and asset impairments and are discussed in Note 1. One additional area that involves estimation is when the Company estimates the amount of potential exposure it may have with respect to litigation, claims and assessments in accordance with SFAS No. 5, "Accounting for Contingencies." Actual results for all estimates could differ materially from the estimates and assumptions that the Company uses in the preparation of its consolidated financial statements.

3. DISCONTINUED OPERATIONS

In 2004, the Company disposed of all of its operations in the state of Georgia and a hauling operation in Washington. The operations in Georgia were exchanged for hauling, transfer and disposal operations in Tennessee and Mississippi. All periods presented have been restated to present the results for these operations as discontinued operations. The table below reflects the discontinued operations as of December 31, 2002, 2003, and 2004 as follows:

                                                                Years Ended December 31,
                                                           -------------------------------
                                                             2002       2003       2004
                                                           ---------  ---------  ---------
Revenues                                                  $  15,526  $  16,474  $  11,278
Operating expenses:
    Cost of operations                                       11,628     12,730      8,367
    Selling, general and administrative                       1,844      2,595      1,461
    Depreciation and amortization                             1,234      1,630      1,524
    Loss on disposal of assets and operations (a)                --        178         13
                                                           ---------  ---------  ---------
Operating income (loss)                                         820       (659)       (87)

Other income, net                                                --         19         --
                                                           ---------  ---------  ---------
Income (loss) from operations of discontinued operations        820       (640)       (87)

Income tax provision (benefit)                                 (307)       237       (152)
                                                           ---------  ---------  ---------
Income (loss) on discontinued operations                  $     513       (403) $    (239)
                                                           =========  =========  =========

(a) Loss on disposal of assets and operations for the year end December 31, 2004 includes $62 of gain on the sale of the operations in Washington and $6 of gain on the disposal of the Company's Georgia operations.

Additionally, the table below reflects the disposed assets and liabilities related to these operations.

                                                       2004
                                                     Disposals
                                                     ---------
Disposed assets:
    Accounts receivable                             $   1,271
    Prepaid expenses and other current assets             106
    Other long-term assets                                452
    Property and equipment, net                        18,254
    Goodwill, net                                      14,262
    Intangible assets, net                                108
Disposed liabilities:
    Deferred revenue                                     (972)
    Other liabilities                                     (39)
                                                     ---------
                                                    $  33,442
                                                     =========

4. ACQUISITIONS

2003 and 2004 Acquisitions

During 2003, the Company acquired 16 non-hazardous solid waste businesses that were accounted for as purchases. Aggregate consideration for the acquisitions consisted of $76,471 in cash (net of cash acquired), common stock warrants valued at $173 and the assumption of debt totaling $23,033.

During 2004, the Company acquired Northwest Container Services, Inc. and 13 non-hazardous solid waste businesses that were accounted for as purchases. Aggregate consideration for the acquisitions consisted of $43,865 in cash (net of cash acquired), $31,440 of net assets exchanged for new operations, $6,686 in notes payable to sellers, common stock warrants valued at $224 and the assumption of debt and long-term liabilities totaling $24,608.

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

As of December 31, 2004, the Company had six acquisitions for which purchase price allocations were preliminary, mainly as a result of pending working capital valuations. The Company believes the potential changes to its preliminary purchase price allocations will not have a material impact on its financial condition, results of operations or cash flows.

A summary of the purchase price allocations for acquisitions consummated in 2003 and preliminary purchase price allocations for the acquisitions consummated in 2004 is as follows:

                                                     2003          2004
                                                 Acquisitions  Acquisitions
                                                 ------------  ------------
Acquired assets:
  Accounts receivable                           $      6,076  $      5,866
  Prepaid expenses and other current assets              918         1,021
  Property and equipment                              20,768        33,824
  Goodwill                                            41,078        66,982
  Long-term franchise agreements and contracts        32,583         5,226
  Other intangibles                                       14         1,115
  Non-competition agreements                             364           211
  Deferred tax asset                                   4,436            --
  Other assets                                         4,026         2,133
Assumed liabilities:
  Deferred revenue                                    (1,064)          (18)
  Accounts payable                                    (2,172)       (2,608)
  Accrued liabilities                                 (5,226)       (6,786)
  Debt and long-term liabilities assumed             (23,033)      (31,294)
  Deferred income taxes                               (2,124)         (143)
                                                 ------------  ------------
                                                $     76,644  $     75,529
                                                 ============  ============

During the year ended December 31, 2003, the Company paid $8,384 of acquisition-related liabilities accrued at December 31, 2002. During the year ended December 31, 2004, the Company paid $2,919 of acquisition-related liabilities accrued at December 31, 2003.

Goodwill and long-term franchise agreements, contracts, and other intangibles acquired in 2003 totaling $38,615 and $30,307, respectively, are expected to be deductible for tax purposes. Goodwill and long-term franchise agreements, contracts, and other intangibles acquired in 2004 totaling $40,594 and $5,134, respectively, are expected to be deductible for tax purposes.

In connection with an acquisition consummated in 2002, the Company is required to pay $2,000 of contingent consideration in cash to the former shareholders which is triggered by the Company obtaining an expansion permit for a landfill acquired. The Company has accrued the $2,000 contingent cash payment because it considers it beyond a reasonable doubt that the expansion permit for the landfill acquired in 2002 will be obtained. Additionally, at December 31, 2003, the Company accrued an $850 liability to former owners of a company acquired in 2003 that was payable in cash based upon the acquired company meeting or exceeding certain revenue targets during the 90 day period following the close of the acquisition. The acquired company met the required revenue targets and the $850 was paid in full in January 2004.

The following pro forma results of operations assume that the Company's significant acquisitions occurring in 2003 and 2004, accounted for using the purchase method of accounting, were acquired as of January 1, 2003 (unaudited):

                                                   Year Ended December 31,
                                                 --------------------------
                                                     2003          2004
                                                 ------------  ------------
Total revenue                                   $    618,553  $    660,839
Income from continuing operations                     65,812        72,440
Net income                                            65,691        72,201
Basic income per share                                  1.55          1.55
Diluted income per share                                1.45          1.49

The unaudited pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on January 1, 2003, nor are they necessarily indicative of future operating results.

5. INTANGIBLE ASSETS

Intangible assets, exclusive of goodwill, consisted of the following at December 31, 2004:

                                           Gross Carrying Accumulated   Net Carrying
                                              Amount      Amortization     Amount
                                           -------------  ------------  ------------
Amortizable intangible assets:
  Long-term franchise agreements
   and contracts                          $      51,799  $     (3,684) $     48,115
  Non-competition agreements                      3,990        (2,967)        1,023
  Other, net                                      3,531        (1,130)        2,401
                                           -------------  ------------  ------------
                                                 59,320        (7,781)       51,539
Nonamortized intangible assets:
  Indefinite-lived intangible assets             17,202            --        17,202
                                           -------------  ------------  ------------
Intangible assets, exclusive of goodwill  $      76,522  $     (7,781) $     68,741
                                           =============  ============  ============

The weighted-average amortization periods of long-term franchise agreements, non-competition agreements and other intangibles acquired during the year ended December 31, 2004 are 21 years, 5 years and 10 years, respectively.

Intangible assets, exclusive of goodwill, consisted of the following at December 31, 2003:

                                           Gross Carrying Accumulated   Net Carrying
                                              Amount      Amortization     Amount
                                           -------------  ------------  ------------
Amortizable intangible assets:
  Long-term franchise agreements
   and contracts                          $      46,810  $     (1,994) $     44,816
  Non-competition agreements                      3,986        (2,551)        1,435
  Other, net                                      2,415          (917)        1,498
                                           -------------  ------------  ------------
                                                 53,211        (5,462)       47,749
Nonamortized intangible assets:
  Indefinite-lived intangible assets             17,035            --        17,035
                                           -------------  ------------  ------------
Intangible assets, exclusive of goodwill  $      70,246  $     (5,462) $     64,784
                                           =============  ============  ============

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

Estimated future amortization expense for the next five years of amortizable intangible assets is as follows:

For the year ended December 31, 2005          $   2,449
For the year ended December 31, 2006              2,268
For the year ended December 31, 2007              2,083
For the year ended December 31, 2008              1,892
For the year ended December 31, 2009              1,792

Total amortization expense for intangible assets was $1,351, $1,677 and $2,477 for the years ended December 31, 2002, 2003 and 2004, respectively.

6. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                               Year Ended December 31,
                                                               ----------------------
                                                                  2003        2004
                                                               ----------  ----------
Landfill site costs                                           $  429,838  $  447,239
Rolling stock                                                    126,748     159,785
Land, buildings and improvements                                  72,463      76,447
Containers                                                        66,711      76,736
Machinery and equipment                                           69,668      75,816
Construction in process                                               --       1,140
                                                               ----------  ----------
                                                                 765,428     837,163
Less accumulated depreciation and depletion                     (152,203)   (196,433)
                                                               ----------  ----------
                                                              $  613,225  $  640,730
                                                               ==========  ==========

The Company's landfill depletion expense for the years ended December 31, 2002, 2003 and 2004 was $12,123, $13,618 and $15,300, respectively.

7. OTHER ASSETS, NET

Other assets, net, consist of the following:

                                                                Year Ended December 31,
                                                               ----------------------
                                                                  2003        2004
                                                               ----------  ----------
Deferred financing costs                                      $   13,961  $   10,093
Investment in unconsolidated entity                                5,300       5,300
Deposits                                                             828       2,874
Unrealized swap gains                                                272       2,875
Other                                                                774       2,456
                                                               ----------  ----------
                                                              $   21,135  $   23,598
                                                               ==========  ==========

8. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                                               Year Ended December 31,
                                                               ----------------------
                                                                  2003        2004
                                                               ----------  ----------
Insurance claims                                                   8,611      16,859
Payroll and payroll-related                                        5,783       9,337
Interest payable                                                   4,422       2,665
Acquisition-related                                                3,232       4,600
Income taxes                                                       4,784          --
Other                                                              5,088       4,483
                                                               ----------  ----------
                                                              $   31,920  $   37,944
                                                               ==========  ==========

9. LONG-TERM DEBT

Long-term debt consists of the following:

                                                               Year Ended December 31,
                                                               ----------------------
                                                                  2003        2004
                                                               ----------  ----------
Revolver under Credit Facility                                $   53,000  $  261,000
Term Loan under Credit Facility                                  175,000          --
2006 Convertible Subordinated Notes                              150,000          --
2022 Floating Rate Convertible Subordinated Notes                175,000     175,000
2001 Wasco Bonds                                                  13,600      12,560
California Tax-Exempt Bonds                                       28,970      25,685
Notes payable to sellers in connection with acquisitions,
  unsecured, bearing interest at 5.0% to 8.0%, principal
  and interest payments due periodically with due dates
  ranging from 2005 to 2036                                        5,356       9,214
Notes payable to third parties, secured by substantially all assets of certain subsidiaries of the Company, bearing
  interest at 4.0% to 11.0%, principal and interest payments
  due periodically with due dates ranging from 2005 to 2010       10,705      15,150
                                                               ----------  ----------
                                                                 611,631     498,609
Less - current portion                                            (9,740)     (9,266)
                                                               ----------  ----------
                                                              $  601,891  $  489,343
                                                               ==========  ==========

Credit Facility

In 2000, the Company entered into a revolving credit facility under which the Company could borrow up to $435,000. In October 2003, the Company amended this credit facility to increase the maximum borrowings to $575,000 consisting of a $400,000 senior secured revolving credit facility with a syndicate of banks for which Fleet National Bank acts as agent, and a $175,000 senior secured term loan. In March 2004, the senior secured term loan was refinanced to increase the total borrowing to $200,000. In November 2004, the Company refinanced its credit facility. The new credit agreement amends and restates the old credit facility agreement in its entirety. The new credit facility consists of a $650,000 senior secured revolving credit facility with a syndicate of banks for which Bank of America, N.A. (formerly Fleet National Bank) acts as agent. The principal amount of the senior secured term loan under the old credit facility was repaid in full. As of December 31, 2003, $228,000 was outstanding under the credit facility as follows: $175,000 was outstanding under the senior secured term loan and $53,000 was outstanding under the senior secured revolving credit facility, exclusive of outstanding stand-by letters of credit of $45,905. As of December 31, 2004, $261,000 was outstanding under our senior secured revolving credit facility, exclusive of outstanding stand-by letters of credit of $47,738.

The new senior secured revolving credit facility requires monthly interest payments and matures in October 2009. Under the new credit facility, there is no maximum amount of stand-by letters of credit that can be issued; however, the issuance of stand-by letters of credit reduces the amount of total borrowings available. The new credit facility requires the Company to pay a commitment fee ranging from 0.20% to 0.50% of the unused portion of the new credit facility. The Company is able to increase the maximum borrowings under the new credit facility to $800,000, provided that no event of default, as defined, has occurred, although no existing lender will have any obligation to increase its commitment. The borrowings under the new credit facility bear interest, at our option, at either the base rate plus the applicable base rate margin (4.5% and 5.3% as of December 31, 2003 and 2004, respectively) on base rate loans, or the Eurodollar rate plus the applicable Eurodollar margin (approximately 3.2% and 3.3% as of December 31, 2003 and 2004, respectively) on Eurodollar loans. The applicable margin under the revolving credit facility varies depending on the Company's leverage ratio, as defined in the new credit agreement, and range from 0.875% to 2.00% for Eurodollar loans and up to 0.50% for base rate loans. Virtually all of the Company's assets, including its interest in the equity securities of its subsidiaries, secure its obligations under the new credit facility. The new credit facility contains customary representations and warranties and places certain business, financial and operating restrictions on the Company relating to, among other things, indebtedness, liens and other encumbrances, investments, mergers and acquisitions, asset sales, sale and leaseback transactions, and dividends, distributions and redemptions of capital stock, which restrictions are substantially the same as those contained in the old credit facility. Consistent with the old credit facility, the new credit agreement requires that the Company maintains specified financial ratios and balances, and obtains the lenders' approval of acquisitions in certain circumstances. As of December 31, 2003 and 2004, the Company was in compliance with all applicable covenants in its then outstanding credit facility. The credit facility also requires the lenders' approval of acquisitions in certain circumstances.

5.5% Convertible Subordinated Notes Due 2006

In April 2001, the Company issued 5.5% Convertible Subordinated Notes due April 2006 (the "2006 Convertible Subordinated Notes") with an aggregate principal amount of $150,000 in a Rule 144A offering. The 2006 Convertible Subordinated Notes were unsecured, ranked junior to existing and future Senior Indebtedness, as defined in the indenture governing the notes, and were convertible at any time at the option of the holder into common stock at a conversion price of $25.35 per share. The notes were callable by the Company beginning April 2004 at an early call premium of 102.2%. In April 2004, the Company redeemed its 2006 Convertible Subordinated Notes. Holders of the notes chose to convert a total of $123,648 principal amount of the notes into 4,876,968 shares of Waste Connections common stock at a price of approximately $25.35 per share, or approximately 39.443 shares per $1 principal amount of notes, plus cash in lieu of fractional shares. The Company redeemed the balance of $26,352 principal amount of the notes with proceeds from its credit facility at a redemption price of $1.022 per $1 principal amount of the notes. All holders of the notes also received accrued interest of $0.0275 per $1 principal amount of notes. As a result of the redemption, the Company recognized $1,478 of pre-tax expense ($1,125 net of taxes) in April 2004.

Floating Rate Convertible Subordinated Notes due 2022

In April 2002, Waste Connections issued Floating Rate Convertible Subordinated Notes due 2022 (the "2022 Floating Rate Convertible Subordinated Notes") with an aggregate principal amount of $175,000 in a Rule 144A offering. The 2022 Floating Rate Convertible Subordinated Notes are unsecured and rank junior to all existing and future senior indebtedness, as defined in the indenture governing the 2022 Floating Rate Convertible Subordinated Notes. The 2022 Floating Rate Convertible Subordinated Notes bear interest at the 3-month LIBOR rate plus 50 basis points, payable quarterly. The net proceeds from the sale of the 2022 Floating Rate Convertible Subordinated Notes were used to repay a portion of the outstanding indebtedness under the Company's credit facility.

In the third quarter of 2004, the Company completed an exchange offer with respect to all of its 2022 Floating Rate Convertible Subordinated Notes. The Company offered to exchange $1 in principal amount of new 2022 Floating Rate Convertible Subordinated Notes for each $1 in principal amount of its old 2022 Floating Rate Convertible Subordinated Notes accepted for exchange. Through the exchange offer, the Company updated certain features of the old 2022 Floating Rate Convertible Subordinated Notes with terms that are now prevalent in the convertible note market. These features include required (subject to certain exceptions) payment of the principal value in cash and net share settle of the conversion value in excess of the principal value of the notes upon conversion and dividend protection provisions. No other material terms of the 2022 notes, including maturity date and interest rate, were changed.

The holders may surrender notes for conversion into common stock at a conversion price of $32.26 per share at any time prior to the maturity date, only if any of the following conditions are satisfied:

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

  during the five business day immediately following any nine consecutive trading day period in which the trading price of the 2022 Floating Rate Convertible Subordinated Notes (per $1 principal amount) for each day of such period is less than 95% of the product of the closing sale price of the Company's common stock on that day multiplied by the number of shares issuable upon conversion of $1 principal amount of the 2022 Floating Rate Convertible Subordinated Notes;

  upon the occurrence of specified corporate transactions; or

  if the 2022 Floating Rate Convertible Subordinated Notes have been called for redemption and the redemption has not yet occurred. The dividend protection provisions provide a lowering of the conversion price if a dividend is issued while the notes are still outstanding.

The Company may redeem all or a portion of the 2022 Floating Rate Convertible Subordinated Notes for cash at any time on or after May 7, 2006. Holders of the 2022 Floating Rate Convertible Subordinated Notes may require the Company to purchase their notes in cash at a price of par plus accrued and unpaid interest, if any, upon a change in control of the Company, as defined in the indenture, or on any of the following dates: May 1, 2009, May 1, 2012 and May 1, 2017.

Wasco Bond

In December 1999, the Company completed a $13,600 tax-exempt bond financing for its Wasco subsidiary (the "Wasco Bond"). These funds were used for the acquisition, construction, furnishing, equipping and improving of a landfill located in Wasco County, Oregon (the "Landfill Project"). In March 2001, the Company refinanced the Wasco Bond by completing $13,600 of tax-exempt revenue bond financing through the issuance of three bonds (the "2001 Wasco Bonds"). The Company incurred debt extinguishment costs of $144, net of tax, related to this refinancing. The 2001 Wasco Bonds consist of $1,040 of 6.5% term bonds which were paid March 1, 2004, $4,085 of 7.0% term bonds due March 1, 2012 and $8,475 of 7.25% term bonds due March 1, 2021. On an annual basis, the Company is required to remit principal payments. The principal payment requirements in 2003 and 2004 were $345 and $370, respectively. The total future principal payment requirements are as follows: $395 in 2005, $425 in 2006, $455 in 2007, $485 in 2008, $525 in 2009 and $10,275 thereafter.

California Tax-Exempt Bonds

In June 1998, the Company completed a $1,800 tax-exempt bond financing for its Madera subsidiary (the "Madera Bond"). These funds were used for specified capital expenditures and improvements, including installation of a landfill gas recovery system. The bonds mature on May 1, 2016 and bear interest at variable rates based on market conditions for California tax-exempt bonds (approximately 1.3% and 2.1% at December 31, 2003 and 2004, respectively). The bonds are backed by a letter of credit issued by Fleet Boston Financial Corporation under the Credit Facility for $1,829.

In July 1998 and May 1999, Cold Canyon Landfill, Inc. and South County Sanitary Service, Inc., wholly-owned subsidiaries of the Company acquired in 2002, received a total of $9,490 from the issuance of tax-exempt bond financing (the "Cold Canyon and South County Bonds") through the California Pollution Control Financing Authority. These funds were used for specified capital expenditures and improvements. The outstanding balance of the South County and Cold Canyon Bonds was $7,145 at December 31, 2003 and 2004 with scheduled principal maturities of $1,300 in May 2006 and $5,845 in July 2008. The Cold Canyon and South County Bonds bear interest at variable rates based on market conditions for California tax-exempt bonds (approximately 1.3% and 2.1% at December 31, 2003 and 2004, respectively) and are backed by a letter of credit issued by Fleet National Bank under the Credit Facility for $7,246.

In June 1999, GreenWaste of Tehama, a wholly-owned subsidiary of the Company acquired in 2003, received a total of $3,435 from the issuance of tax-exempt bond financing (the "Tehama Bonds") through California Pollution Control Financing Authority. These funds were used to finance improvements to and expansion of certain solid waste disposal facilities. The outstanding balance of the Tehama bonds was $2,060 and $1,630 at December 31, 2003 and 2004, respectively. The bond bears interest at variable rates based on market conditions for California tax-exempt bonds (approximately 1.3% and 2.1% at December 31, 2003 and 2004, respectively). On an annual basis, the Company is required to remit principal payments. The principal payment requirements in 2003 and 2004 were $0 and $430, respectively. The total future principal payment requirements are as follows: $455 in 2005, $475 in 2006, $60 in 2007, $60 in 2008, $65 in 2009 and $515 thereafter.

In August 1997 and October 2001, GreenTeam of San Jose, a wholly-owned subsidiary of the Company acquired in 2003, received a total of $18,040 from the issuance of tax-exempt bond financing (the "San Jose Bonds") through California Pollution Control Financing Authority. These funds are used for specified capital expenditures and improvements. The outstanding balance of the San Jose bonds was $17,965 and $15,110 at December 31, 2003 and 2004, respectively. The bonds bear interest at variable rates based on market conditions for California tax-exempt bonds (approximately 1.3% and 2.1% at December 31, 2003 and 2004, respectively) and are backed by a letter of credit issued by Fleet National Bank under the Credit Facility for $15,378. On an annual basis, the Company is required to remit principal payments. The principal payment requirements in 2003 and 2004 were $0 and $2,855, respectively. The total future principal payment requirements are as follows: $1,185 in 2005, $2,180 in 2006, $2,305 in 2007, $2,420 in 2008, $2,545 in 2009 and $4,475 thereafter.

The Company has a total of $25,685 of tax-exempt bonds at December 31, 2004 that mature through 2016 that are remarketed weekly by a remarketing agent to effectively maintain a variable yield. If the remarketing agent is unable to remarket the bonds, then the remarketing agent can put the bonds to the Company. The Company has obtained stand-by letters of credit, issued under its senior secured revolving credit facility, to guarantee repayment of the bonds in this event. The Company classified these borrowings as long-term at December 31, 2004 because the borrowings are supported by stand- by letters of credit issued under the Company's senior secured revolving credit facility which is long-term.

Interest Rate Swaps

At December 31, 2004, the Company's derivative instruments consist of two forward-starting interest rate swap agreements, entered into in May 2003 and two additional three-year interest rate swap agreements, entered into in March 2004. Each forward-starting interest rate swap agreement has a notional amount of $87,500 and effectively fixes the interest rate on the notional amount at interest rates ranging from 2.67% to 2.68%, plus applicable margin. The effective date of the forward-starting swap agreements was February 2004 and each swap agreement expires in February 2007. The interest rate swaps entered into in 2004 each have a notional amount of $37,500 and effectively fix the interest rate on the notional amount at an interest rate of 2.25%, plus applicable margin. The effective date of the swap agreements was March 2004 and each swap agreement expires in March 2007. All the interest rate swap agreements are considered highly effective as cash flow hedges for a portion of the Company's variable rate debt, and the Company applies hedge accounting to account for these instruments. The notional amounts and all other significant terms of the swap agreements are matched to the provisions and terms of the variable rate debt being hedged.

As of December 31, 2004, aggregate contractual future principal payments by calendar year on long-term debt are due as follows:

2005                                                    $      9,266
2006                                                           9,513
2007                                                           6,791
2008                                                          12,675
2009                                                         266,403
Thereafter                                                   193,961
                                                         ------------
                                                        $    498,609
                                                         ============

10. COMMITMENTS AND CONTINGENCIES

COMMITMENTS

Leases

The Company leases its facilities and certain equipment under non-cancelable operating leases for periods ranging from one to 20 years, with renewal options for certain leases. The Company's total rent expense under operating leases during the years ended December 31, 2002, 2003 and 2004 was $4,493, $4,687 and $5,641, respectively.

As of December 31, 2004, future minimum lease payments under these leases, by calendar year, are as follows:

2005                                                    $      6,093
2006                                                           5,477
2007                                                           4,514
2008                                                           4,099
2009                                                           3,577
Thereafter                                                    26,728
                                                         ------------
                                                        $     50,488
                                                         ============

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

At December 31, 2003 and 2004, the Company had provided customers and various regulatory authorities with surety bonds in the aggregate amount of approximately $54,495 and $75,323, respectively, to secure its landfill closure and post-closure requirements and $37,795 and $46,052, respectively, to secure performance under collection contracts and landfill operating agreements.

In August 2003, the Company paid $5,300 to acquire a 9.9% interest in a company that, among other activities, issues financial surety bonds to secure landfill closure and post-closure obligations for companies operating in the solid waste industry. The Company accounts for this investment under the cost method of accounting. There have been no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment and, therefore, the fair value of this investment has not been estimated as it is not practicable to do so. At December 31, 2003 and 2004, this investee company had written $17,815 and $27,103, respectively, of the Company's financial surety bonds for landfill closure and post-closure obligations. The Company's reimbursement obligations under these bonds are secured by a pledge of its stock in the investee company.

Unconditional Purchase Obligation

The Company has an unconditional obligation to purchase diesel fuel under a 24-month agreement expiring on December 31, 2005. The remaining minimum amount of diesel fuel to be purchased under the agreement is $10,987, plus taxes and transportation costs upon delivery.

Put Option

The minority interest holders of a majority-owned subsidiary of Waste Connections have a currently exercisable option (the put option) to require Waste Connections to complete the acquisition of this majority-owned subsidiary by purchasing their minority ownership interests for fair market value. The put option calculates the fair market value of the subsidiary based on its current operating income before depreciation and amortization, as defined in the put option agreement. The put option does not have a stated termination date. At December 31, 2004, the minority interest holders' pro rata share of the subsidiary's fair market value is estimated to be worth between $71 million and $85 million. Because the put is calculated at fair market value, no amounts have been accrued relative to the put option.

CONTINGENCIES

Environmental Risks

The Company is subject to liability for any environmental damage that its solid waste facilities may cause to neighboring landowners or residents, particularly as a result of the contamination of soil, groundwater or surface water, and especially drinking water, including damage resulting from conditions existing prior to the acquisition of such facilities by the Company. The Company may also be subject to liability for any off-site environmental contamination caused by pollutants or hazardous substances whose transportation, treatment or disposal was arranged by the Company or its predecessors. Any substantial liability for environmental damage incurred by the Company could have a material adverse effect on the Company's financial condition, results of operations or cash flows. As of December 31, 2004, the Company is not aware of any significant environmental liabilities.

Legal Proceedings

The Company owns undeveloped property in Harper County, Kansas, where it is seeking permits to construct and operate a municipal solid waste landfill. In 2002, the Company received a special use permit from Harper County for zoning the landfill and in 2003 it received a draft permit from the Kansas Department of Health and Environment to construct and operate the landfill. In July 2003, the District Court of Harper County invalidated the previously issued zoning permit after it was challenged by a citizens group. On August 20, 2004, the Kansas Court of Appeals reversed the District Court ruling and upheld the zoning permit. The landfill opponents appealed this decision to the Kansas Supreme Court, which denied the appeal on December 14, 2004, and ordered the District Court to re-instate the previously approved zoning permit. At December 31, 2004, the Company had $4,528 of capitalized expenditures related to this landfill development project. The Company believes it will receive the final permit. If the Company does not receive the final permit, however, the Company will be required to expense in a future period the $4,528 of capitalized expenditures, less the recoverable value of the undeveloped property and other amounts recovered, which would likely have a material adverse effect on its reported income for that period.

The Company is a party to various claims and suits pending for alleged damages to persons and property and alleged liabilities occurring during the normal operations of the solid waste management business. In the case of Karen Colleran, Conservator of the Estate of Robert Rooney v. Waste Connections of Nebraska, Inc., which was filed on October 31, 2003, the plaintiff seeks recovery for damages allegedly suffered by Father Robert Rooney when the bicycle he was riding collided with one of the Company's garbage trucks in Valley County, Nebraska. The complaint alleges that Father Rooney suffered serious bodily injury, including traumatic brain injury. The plaintiff seeks recovery of past medical expenses of approximately $430 and an unspecified amount for future medical expenses and home healthcare, past pain and suffering, future pain and suffering, lost income, loss of earning capacity, and permanent injury and disability. The Company's primary defense is that the plaintiff is not entitled to any damages under Nebraska law because the negligence of Father Rooney was equal to or greater than any negligence on the part of the driver, and the Company intends to defend this case vigorously on these and other grounds. This case is in the early stages of discovery, and the Company has not accrued any potential loss as of December 31, 2004; however, an adverse outcome in this case coupled with a significant award to the plaintiff could have an adverse effect on the Company's reported income in the period incurred.

In the case of Cristobal Lozoya v. Waste Connections of Oklahoma, Inc. et al., which was filed on September 27, 2004, the plaintiff seeks recovery for injuries he suffered in an accident at the Company's Oklahoma City landfill. The defendants are Waste Connections of Oklahoma, the individual operator of the equipment involved in the accident, and a personnel agency that employed the operator. The plaintiff has alleged that the defendants' actions and/or omissions constituted gross negligence and a reckless disregard for the rights and safety of others, thereby entitling plaintiff to punitive damages in an unspecified amount. The Company intends to defend this action vigorously and to seek contribution for any damage award from the personnel agency. If the case proceeds to trial and punitive damages are awarded, they would not be covered by insurance. This case is in the early stages of discovery, and the Company has not accrued any potential loss for punitive damages as of December 31, 2004; however, an adverse outcome in this case coupled with a significant award to the plaintiff could have a material adverse effect on the Company's reported income in the period incurred.

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

In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business. Except as noted in the legal cases described above, as of December 31, 2004 there is no current proceeding or litigation involving the Company that the Company believes will have a material adverse impact on its business, financial condition, results of operations or cash flows.

Guarantees

The Company has guaranteed the tax-exempt bonds for its Wasco subsidiary. If this subsidiary fails to meet its obligations associated with tax-exempt bonds as they come due, the Company will be required to perform under the related guarantee agreement. No additional liability has been recorded for these guarantees because the underlying obligations are reflected in the Company's consolidated balance sheets. See Note 9 for information on the Wasco tax-exempt bond balances and maturities.

Employees

At December 31, 2004, the Company employed 3,768 full-time employees, of which 311, or 8% of its workforce, are employed under collective bargaining agreements primarily with the Teamsters Union. These employees are subject to labor agreements that are subject to renegotiation periodically. The Company has 109 employees, or 3% of its workforce, who work under collective bargaining agreements that are set to expire in June 2005. The Company does not expect any significant disruption in its business in 2005 as a result of labor negotiations, employee strikes or organizational efforts.

11. STOCKHOLDERS' EQUITY

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

Share Repurchase Program

On May 3, 2004, the Company announced that its Board of Directors had authorized a common stock repurchase program for the repurchase of up to $200 million of common stock over a two-year period. Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management's discretion. The timing and amounts of any repurchases will depend on many factors, including the Company's capital structure, the market price of the common stock and overall market conditions. As of December 31, 2004, the Company had repurchased 2,496,600 shares of its common stock at a cost of $72,868, of which $63,940 were purchased under the approved plan.

Common Stock

Of the 52,394,209 shares of common stock authorized but unissued as of December 31, 2004, the following shares were reserved for issuance:

     Stock option plans                                    9,944,022
     2022 Floating Rate Convertible Subordinated Notes     5,424,668
     Consultant Incentive Plan                               295,200
     Stock purchase warrants                                  94,599
     2002 Restricted stock plan                              114,894
                                                         ------------
                                                          15,873,383
                                                         ============

Restricted Stock

During 2002, the Company's Board of Directors adopted the 2002 Restricted Stock Plan (the "Restricted Stock Plan") in which selected employees, other than officers and directors, may participate. Restricted stock awards under the Restricted Stock Plan may or may not require a cash payment from a participant to whom an award is made. The awards become free of the stated restrictions over periods determined at the date of the grant, subject to continuing employment, the achievement of particular performance goals and/or the satisfaction of certain vesting provisions applicable to each award of shares. The Board of Directors currently administers the Restricted Stock Plan. The Board of Directors authorizes the grant of any stock awards and determines the employees to whom shares are awarded, number of shares to be awarded, award period and other terms and conditions of the awards. Shares of restricted stock may be forfeited and revert to the Company if a plan participant resigns from Waste Connections and its subsidiaries, is terminated for cause or violates the terms of any noncompetition or nonsolicitation agreements to which that plan participant is bound (if such plan participant has been terminated without cause). A total of 142,500 shares were reserved for issuance under the Restricted Stock Plan. During the years ended December 31, 2002, 2003 and 2004, the Company issued 34,505, 1,950 and 89,927 shares of restricted stock, with grant-date fair values of $23.52, $24.42 and $24.93 per share, respectively, to selected employees. The total fair value of the issued restricted stock was $812, $48 and $2,242 for the years ended December 31, 2002, 2003 and 2004, respectively, and is being amortized ratably to expense over the three-year restriction period. During 2003, a portion of the restricted stock granted in 2002 became free of restrictions, resulting in the issuance of 7,463 shares of common stock. During 2004, a portion of the restricted stock granted in 2002 and 2003 became free of restrictions, resulting in the issuance of 7,394 shares of common stock.

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

The 1997 Option Plan provides for the reservation of common stock for issuance thereunder equal to 5,250,000 shares. The amount of common stock reserved for issuance under the 1997 Option Plan is decreased for options exercised and increased for previously granted options that have been forfeited or cancelled. As of December 31, 2004, options for 30,621 shares of common stock were available for future grants under the 1997 Option Plan.

In 2002, the Company's Board of Directors authorized two additional equity-based compensation plans: the 2002 Stock Option Plan and 2002 Senior Management Equity Incentive Plan. A total of 3,750,000 shares of the Company's common stock were reserved for future issuance under the 2002 Stock Option Plan. Participation in the 2002 Stock Option Plan is limited to consultants and employees, other than officers and directors. Options granted under the 2002 Stock Option Plan are nonqualified stock options and have a term of no longer than 10 years from the date they are granted. Options generally become exercisable in installments pursuant to a vesting schedule set forth in each option agreement. The Board of Directors authorizes the granting of options and determines the employees and consultants to whom options are to be granted, the number of shares subject to each option, the exercise price, option term, vesting schedule and other terms and conditions of the options. A total of 4,500,000 shares of the Company's common stock were reserved for future issuance under the 2002 Senior Management Equity Incentive Plan. The Company's stockholders approved the 2002 Senior Management Equity Incentive Plan on May 16, 2002. Participation in the 2002 Senior Management Equity Incentive Plan is limited to officers and directors of the Company. Options granted under the 2002 Senior Management Equity Incentive Plan may be either incentive stock options or non-qualified stock options. As of December 31, 2004, options for 287,781 and 1,916,234 shares of common stock were available for future grants under the 2002 Stock Option Plan and 2002 Senior Management Equity Incentive Plan, respectively.

In 2004, the Company's Board of Directors authorized the 2004 Equity Incentive Plan. A total of 2,250,000 shares of the Company's common stock were reserved for future issuance under the 2004 Equity Incentive Plan, of which 450,000 may be used for the future issuance of restricted stock or restricted stock units. Participation in the 2004 Equity Incentive Plan is limited to consultants and employees, including officers and directors. Options granted under the 2004 Equity Incentive Plan are nonqualified stock options and have a term of no longer than five years from the date they are granted. Restricted stock, restricted stock units, and options generally become exercisable in installments pursuant to a vesting schedule set forth in each option or restricted stock agreement. The Board of Directors authorizes the granting of options, restricted stock and restricted stock units, and determines the employees and consultants to whom options, restricted stock, and restricted stock units are to be granted, the number of shares subject to each option, restricted stock, or restricted stock unit, the exercise price, term, vesting schedule and other terms and conditions of the options, restricted stock, or restricted stock units. As of December 31, 2004, there were no options, restricted stock, or restricted stock units granted under the 2004 Equity Incentive Plan.

As of December 31, 2002, 2003, and 2004, a total of 1,035,866, 1,410,551 and 1,226,284 options to purchase common stock were exercisable under all stock option plans, respectively.

A summary of the Company's stock option activity and related information for the years ended December 31, 2002, 2003 and 2004 is presented below:

                                                              Weighted
                                              Number of        Average
                                           Shares (Options) Exercise Price
                                           ---------------  -------------
Outstanding as of December 31, 2001             2,852,804  $       13.33
Granted                                         2,295,884          17.27
Forfeited                                        (168,242)         17.39
Exercised                                        (925,005)         11.41
                                           ---------------
Outstanding as of December 31, 2002             4,055,441          15.86
Granted                                         2,465,625          21.80
Forfeited                                        (169,599)         19.20
Exercised                                        (915,875)         13.40
                                           ---------------
Outstanding as of December 31, 2003             5,435,592          18.86
Granted                                         2,351,454          25.06
Forfeited                                        (215,129)         21.55
Exercised                                      (2,112,621)         17.37
                                           ---------------
Outstanding as of December 31, 2004             5,459,296          22.01
                                           ===============

The following table summarizes information about stock options outstanding as of December 31, 2004:

                           Options Outstanding           Options Exercisable
                    ---------------------------------- -----------------------
                                             Weighted
                                             Average
                                  Weighted  Remaining                Weighted
                                  Average   Contractual              Average
                                  Exercise     Life                  Exercise
Exercise Price        Shares       Price    (in years)   Shares       Price
------------------- -----------  ---------- ---------- -----------  ----------
$2.00 TO 8.00           19,749  $     7.41        5.0      18,749  $     7.83
$11.50 TO 20.00      1,145,366       16.55        6.9     638,641       16.55
$20.00 TO 25.00      4,191,231       23.42        8.6     568,394       22.15
$25.00 TO 34.00        102,950       27.93        9.3         500       25.17
                    -----------  ---------- ---------- -----------  ----------
                     5,459,296       22.01        8.2   1,226,284       19.01
                    ===========                        ===========

Stock Purchase Warrants

In 2002, the Company's Board of Directors authorized the 2002 Consultant Incentive Plan (the "Consultant Incentive Plan"), under which warrants to purchase the Company's common stock may be issued to certain consultants to the Company. Warrants awarded under the Consultant Incentive Plan are subject to a vesting schedule set forth in each warrant agreement. Historically, warrants issued have been fully vested and exercisable at the date of grant. The Board of Directors authorizes the issuance of warrants and determines the consultants to whom warrants are to be issued, the number of shares subject to each warrant, the purchase price, exercise date and period, warrant term and other terms and conditions of the warrants. The Board reserved 300,000 shares of the Company's common stock for future issuance under the Consultant Incentive Plan. The Company issued 62,400 and 48,685 warrants under the Consultant Incentive Plan during the years ended December 31, 2003 and 2004, respectively.

The following table summarizes information about warrants outstanding as of December 31, 2003 and 2004:

                                       Grant       Warrants      Exercise     Fair Value  Outstanding at December 31,
                                        Date        Issued        Price       of Warrants    2003         2004
                                   --------------  ---------  --------------  ----------  -----------  -----------
Warrants issued in connection
  with an acquisition              February 1998    300,000  $         2.67  $      954      110,000        9,999
Warrants issued to third-party
  acquisition consultants          Throughout 2002   96,915   17.35 to 24.67        577       78,600       76,350
Warrants issued to third-party
  acquisition consultants          Throughout 2003   61,500   19.47 to 24.55        173       61,500       55,500
Warrants issued to employees       Throughout 2003      900   22.44 to 23.33         17          900          900
Warrants issued to third-party
  acquisition consultants          Throughout 2004   43,050   23.25 to 27.37        223           --       43,050
Warrants issued to employees       Throughout 2004    5,635   22.23 to 29.35         27           --        5,635
                                                                                          -----------  -----------
                                                                                             251,000      191,434
                                                                                          ===========  ===========

The warrants are exercisable when granted and expire between 2007 and 2009.

Warrants issued to employees and third-party acquisition consultants are valued using the Black-Scholes pricing model with assumed stock price volatility and risk-free interest rates similar to those used for stock options, and with an expected life of 2 to 5 years. Warrants issued to third- party acquisition consultants are recorded as an element of the related cost of acquisitions. Warrants issued to employees are charged to expense.

12. COMPREHENSIVE INCOME

Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-stockholder sources. The components of other comprehensive income (loss) and related tax effects for the years ended December 31, 2002, 2003 and 2004 are as follows:

                                                 Year Ended December 31, 2002
                                               -------------------------------
                                                 Gross    Tax effect Net of tax
                                               ---------  ---------  ---------
Amounts reclassified into earnings            $   6,404  $  (2,402) $   4,002
Changes in fair value of interest rate swaps     (4,653)     1,590     (3,063)
                                               ---------  ---------  ---------
                                              $   1,751  $    (812) $     939
                                               =========  =========  =========

                                                 Year Ended December 31, 2003
                                               -------------------------------
                                                 Gross    Tax effect Net of tax
                                               ---------  ---------  ---------
Amounts reclassified into earnings            $   6,667  $  (2,467) $   4,200
Changes in fair value of interest rate swaps        366       (167)       199
                                               ---------  ---------  ---------
                                              $   7,033  $  (2,634) $   4,399
                                               =========  =========  =========

                                                 Year Ended December 31, 2004
                                               -------------------------------
                                                 Gross    Tax effect Net of tax
                                               ---------  ---------  ---------
Amounts reclassified into earnings            $     649  $    (240) $     409
Changes in fair value of interest rate swaps      3,289     (1,226)     2,063
                                               ---------  ---------  ---------
                                              $   3,938  $  (1,466) $   2,472
                                               =========  =========  =========

The estimated net amount of the existing unrealized gains as of December 31, 2004 (based on the interest rate yield curve at that date) included in accumulated other comprehensive income expected to be reclassified into pre-tax earnings within the next 12 months is $1,499. The timing of actual amounts reclassified into earnings is dependent on future movements in interest rates.

13. INCOME TAXES

The provision for income taxes before discontinued operations and the cumulative effect of the change in accounting principle for the years ended December 31, 2002, 2003 and 2004 consists of the following:

                                                   Year Ended December 31,
                                               -------------------------------
                                                 2002       2003       2004
                                               ---------  ---------  ---------
Current:
    Federal                                   $  21,151  $   8,334  $  13,886
    State                                         1,830      1,112      1,448
Deferred:
    Federal                                       9,293     26,844     25,484
    State                                           839      1,109      1,082
                                               ---------  ---------  ---------
                                              $  33,113  $  37,399  $  41,900
                                               =========  =========  =========

Significant components of deferred income tax assets and liabilities are as follows as of December 31, 2003 and 2004:

                                                      2003       2004
                                                    ---------  ---------
Deferred income tax assets:
    Accounts receivable reserves                   $     963  $     919
    Accrued expenses                                   1,305        936
    Net operating losses from acquired subsidiaries    4,436      1,961
    Other                                              1,294      1,617
                                                    ---------  ---------
Total deferred income tax assets:                      7,998      5,433
                                                    ---------  ---------
Deferred income tax liabilities:
    Amortization                                     (27,257)   (41,930)
    Depreciation                                     (95,537)  (104,913)
    Other                                             (1,706)    (1,153)
    Prepaid expenses                                  (3,660)    (4,308)
                                                    ---------  ---------
Total deferred income tax liabilities               (128,160)  (152,304)
                                                    ---------  ---------
Net deferred income tax liability                  $(120,162) $(146,871)
                                                    =========  =========

During the years ended December 31, 2003 and 2004, the Company reduced its taxes payable by $3,078 and $8,195, respectively, as a result of the exercise of non-qualified stock options and the disqualifying disposition of incentive stock options. These amounts were recorded in additional paid-in capital.

The differences between the Company's provision for income taxes as presented in the accompanying statements of operations and benefit for income taxes computed at the federal statutory rate consist of the items shown in the following table as a percentage of pre-tax income:

                                                 Year Ended December 31,
                                             -------------------------------
                                               2002       2003       2004
                                             ---------  ---------  ---------
Income tax provision at the statutory rate       35.0%     35.0%     35.0%
State taxes, net of federal benefit               2.2        1.1        1.2
Other                                             0.2        0.2        0.5
                                             ---------  ---------  ---------
                                                 37.4%     36.3%     36.7%
                                             =========  =========  =========

At December 31, 2004, the Company had approximately $5,261 of federal and state net operating loss ("NOL") carryforwards. In 2004, the Company utilized $2,746 of net operating losses to reduce current tax expense by $1,016. The federal and state NOL carryforwards have expiration dates through the year 2022. While we expect to realize the deferred tax assets, changes in estimates of future taxable income or in tax laws may alter this expectation.

14. NET INCOME PER SHARE INFORMATION

The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income per share for the years ended December 31, 2002, 2003 and 2004:

                                                                          Year Ended December 31,
                                                                  -------------------------------------
                                                                     2002         2003         2004
                                                                  -----------  -----------  -----------
Numerator:
Net income for basic earnings per share                          $    55,466  $    65,596  $    72,271
Interest expense on 2006 Convertible Subordinated Notes,
   net of tax effects                                                  5,852        5,902        1,706
                                                                  -----------  -----------  -----------
Net income for diluted earnings per share                        $    61,318  $    71,498  $    73,977
                                                                  ===========  ===========  ===========
Denominator:
Basic shares outstanding                                          41,625,963   42,490,944   46,581,441
Dilutive effect of 2006 Convertible Subordinated Notes             5,917,163    5,917,163    1,706,874
Dilutive effect of 2022 Convertible Subordinated Notes                    --           --       20,525
Dilutive effect of stock options and warrants                        943,431      893,832    1,133,374
Dilutive effect of restricted stock                                    1,879        5,539       28,003
                                                                  -----------  -----------  -----------
Diluted shares outstanding                                        48,488,436   49,307,478   49,470,217
                                                                  ===========  ===========  ===========

The Company's 2006 Convertible Subordinated Notes were convertible at any time at the option of the holders into a total of 5,917,163 shares of common stock. These shares were included in the computation of diluted net income per share in each of the years ended December 31, 2002, 2003, and 2004, until they were converted in April 2004 (see Note 9). The Company's 2022 Floating Rate Convertible Subordinated Notes are convertible into 5,424,668 shares of common stock in accordance with the provisions listed in Note 9 to these financial statements. These shares have not been included in the computation of diluted net income per share for the year ended December 31, 2002 or 2003 because none of the provisions that would result in conversion of the notes into common stock occurred during 2002 or 2003. As discussed in Note 1, the Floating Rate Convertible Subordinated Notes due 2022 were exchanged in 2004 and now require (subject to certain exceptions) payment of the principal value in cash and net share settle of the conversion value in excess of the principal value of the notes upon conversion. In accordance with EITF 04-8, the Company has included the dilutive effect of the conversion value in excess of the principal value of the notes.

Additionally, as of December 31, 2003 and 2004, the following stock options and warrants were not included in the computation of diluted net income per share because to do so would have been antidilutive:

                              December 31, 2003              December 31, 2004
                         -----------------------------  ---------------------------
                         Number of       Exercise       Number of      Exercise
                          Shares       Price Range       Shares      Price Range
                         ---------  ------------------  ---------  ----------------
Outstanding options        67,875    $23.25 to $25.17     32,750   $29.02 to $33.93
Outstanding warrants        4,050    $23.33 to $24.67        235             $29.35
                         ---------                      ---------
                           71,925                         32,985
                         =========                      =========

15. EMPLOYEE BENEFIT PLANS

WCI has a voluntary savings and investment plan (the "WCI 401(k) Plan"). The WCI 401(k) Plan is available to all eligible, non-union employees of WCI. Under the WCI 401(k) Plan, WCI's contributions were 50% of the first 5% of the participating employee's base salary contributed in December 31, 2003 and 2004. The Murrey Companies have a voluntary savings and investment plan (the "Murrey 401(k) Plan"). The Murrey 401(k) Plan is available to all eligible, non-union employees of the Murrey Companies. Under the Murrey 401(k) Plan, the Murrey Companies' contributions are at the discretion of management. During the years ended December 31, 2002, 2003 and 2004, the total 401(k) plan expense for the WCI and Murrey 401(k) plans was approximately $1,477, $1,942 and $2,783, respectively.

Effective for compensation paid on and after July 1, 2004, the Company established a Deferred Compensation Plan for eligible employees (the "Deferred Compensation Plan"). The Deferred Compensation Plan is a non-qualified deferred compensation program under which the eligible participants, including officers and certain employees who meet a minimum salary threshold, may voluntarily elect to defer up to 80% of their base salaries and up to 100% of their bonuses and commissions. Members of our Board of Directors are eligible to participate in the Deferred Compensation Plan with respect to their Director fees. Although the Company periodically contributes the amount of its obligation under the plan to a trust on the benefit of the participants, the amounts of any compensation deferred under the Plan constitute an unsecured obligation of the Company to pay the participants in the future and, as such, are subject to the claims of other creditors in the event of insolvency proceedings. Participants may elect certain future distribution dates on which all or a portion of their accounts will be paid to them in cash, including in the case of a change in control of the Company. In addition to the amount of their contributions, the Company will pay participants a return based on the returns of various mutual funds or measurement funds selected by the participants. The measurement funds are used only to determine the amount of return the Company pays to participants and participant funds are not actually invested in the measurement fund. The total liability for deferred compensation at December 31, 2004 was $226.

16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes the unaudited consolidated quarterly results of operations as reported for 2003:

                                                         First     Second      Third     Fourth
                                                        Quarter    Quarter    Quarter    Quarter
                                                       ---------  ---------  ---------  ---------
Revenues:
    2003 as reported                                  $ 124,494  $ 134,517  $ 141,722  $ 146,302
Gross profit:
    2003 as reported                                     55,433     60,544     62,780     64,166
Income from continuing operations
    2003 as reported                                     14,210     16,668     17,030     17,809
Income (loss) on discontinued operations, net of tax:
    2003 as reported                                        203        (29)       (57)      (519)
Cumulative effect of change in
    accounting principle, net of tax:
    2003 as reported                                        282         --         --         --
Net income:
    2003 as reported                                  $  14,695  $  16,639  $  16,972  $  17,290
Basic income per common share:
    Before effect of change in accounting principle
    and discontinued operations:
    2003 as reported                                  $    0.34  $    0.39  $    0.40  $    0.41
    Net income per common share:
    2003 as reported                                       0.35       0.39       0.40       0.40
Diluted income per common share
    Before effect of change in accounting principle
    and discontinued operations:
    2003 as reported                                       0.32       0.37       0.37       0.39
    Net income per common share:
    2003 as reported                                  $    0.33  $    0.37  $    0.37  $    0.38

The table above restates all periods presented for the effect of the discontinued operations in 2004 (see Note 3).

The following table summarizes the unaudited consolidated quarterly results of operations as reported for 2004:

                                                         First     Second      Third     Fourth
                                                        Quarter    Quarter    Quarter    Quarter
                                                       ---------  ---------  ---------  ---------
Revenues:
    2004 as reported                                  $ 145,964  $ 157,322  $ 162,420  $ 163,657
Gross profit:
    2004 as reported                                     63,371     68,714     72,592     65,144
Income from continuing operations:
    2004 as reported                                     16,238     19,099     22,561     14,612
Income (loss) on discontinued operations, net of tax:
    2004 as reported                                        (36)        72       (110)      (165)
Net income:
    2004 as reported                                  $  16,202  $  19,171  $  22,451  $  14,447
Basic income per common share:
    Before discontinued operations
    2004 as reported                                  $    0.38  $    0.40  $    0.47  $    0.31
    Net income per common share:
    2004 as reported                                       0.37       0.40       0.47       0.30
Diluted income per common share:
    Before discontinued operations
    2004 as reported                                       0.50       0.39       0.46       0.30
    Net income per common share:
    2004 as reported                                  $    0.50  $    0.39  $    0.46  $    0.30

The table above restates all periods presented for the effect of the discontinued operations in 2004 (see Note 3).

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except as set forth above in Part I under "Executive Officers of the Registrant" and in the paragraph below, the information required by Item 10 has been omitted from this report, and is incorporated by reference to the section "Election of Directors" in our definitive Proxy Statement for the 2005 Annual Meeting of Stockholders, which we will file with the Commission pursuant to Regulation 14A within 120 days after the end of our 2004 fiscal year.

We have adopted a Code of Conduct and Ethics that applies to our officers (including our principal executive officer, principal financial officer, principal accounting officer and all other officers), directors and employees. We have also adopted Corporate Governance Guidelines to promote the effective functioning of our Board of Directors and its Committees, to promote the interests of stockholders and to ensure a common set of expectations concerning how the Board, its Committees and Management should perform their respective functions. Our Code of Conduct and Ethics and our Corporate Governance Guidelines are available on our website at http://www.wasteconnections.com as are the charters of our Board's Audit, Nominating and Corporate Governance and Compensation Committees. Information on the website is not incorporated by reference to this report. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding any amendments to, or waiver from, a provision of our Code of Conduct by posting such information on our website.

Stockholders may also obtain copies of the Corporate Governance documents discussed above by contacting the Secretary of Waste Connections at the address or phone number listed on the cover page of this Annual Report.

ITEMS 11, 12, 13 and 14.

The information required by Items 11 through 14 of Part III has been omitted from this report, and is incorporated by reference to the sections "Executive Compensation," "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," "Certain Relationships and Related Transactions" and "Principal Accounting Fees and Services" in our definitive Proxy Statement for the 2005 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) See Index to Financial Statements on page 49. The following Financial Statement Schedule is filed herewith on page 88 and made a part of this Report:

Schedule II -- Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b) See Exhibit Index immediately following signature pages.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Waste Connections, Inc.

By: /s/ Ronald J. Mittelstaedt
     Ronald J. Mittelstaedt
     Chief Executive Officer and Chairman

Date: February 28, 2005

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ronald J. Mittelstaedt and Worthing F. Jackman, jointly and severally, his true and lawful attorneys-in-fact, each with the power of substitution, for him in any and all capacities to sign any amendments to this Annual Report on Form 10-K, and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ronald J. Mittelstaedt Ronald J. Mittelstaedt	Chief Executive Officer and Chairman (principal executive officer)	February 28, 2005
/s/ Worthing F. Jackman Worthing F. Jackman	Executive Vice President and Chief Financial Officer (principal financial officer)	February 28, 2005
/s/ David G. Eddie David G. Eddie	Vice President - Corporate Controller (principal accounting officer)	February 28, 2005
/s/ Eugene V. Dupreau Eugene V. Dupreau	Director and Regional Vice President - Western Region	February 28, 2005
/s/ Michael W. Harlan Michael W. Harlan	Director	February 28, 2005
/s/ William J. Razzouk William J. Razzouk	Director	February 28, 2005
/s/ Robert H. Davis Robert H. Davis	Director	February 28, 2005

WASTE CONNECTIONS, INC.

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2002, 2003 and 2004

(in thousands)

                                                           Additions
                                                     ------------------------   Deductions
                                        Balance at   Charged to   Charged to   (Write-offs,  Balance at
                                       Beginning of   Costs and      Other        Net of       End of
             Description                   Year       Expenses     Accounts    Collections)     Year
-------------------------------------  ------------  -----------  -----------  ------------  ----------
Allowance for Doubtful Accounts:
    Year Ended December 31, 2002      $      2,167  $     2,809           --  $     (2,467) $    2,509
    Year Ended December 31, 2003             2,509        2,792           --        (2,731)      2,570
    Year Ended December 31, 2004             2,570        2,930           --        (3,086)      2,414

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
3.1 (o)	Amended and Restated Certificate of Incorporation of the Registrant, in effect as of the date hereof
3.2 (p)	Amended and Restated Bylaws of the Registrant, in effect as of the date hereof
4.1 (a)	Form of Common Stock Certificate
4.2 (g)	Note for the Registrant's 5.5% Convertible Subordinated Notes due April 15, 2006
4.3 (g) (+)	Indenture between the Registrant, as Issuer, and State Street Bank and Trust Company, as Trustee, dated as of April 4, 2001
4.4 (h)	Form of Note for the Registrant's Floating Rate Convertible Subordinated Notes Due 2022
4.5 (h) (+)	Indenture between the Registrant, as Issuer, and State Street Bank and Trust Company of California, N.A., as Trustee, dated as of April 30, 2002
4.6 (q)	Note No. 1 for the Registrant's new Floating Rate Convertible Subordinated Notes Due 2022
4.7 (q) (+)	Indenture between the Registrant, as Issuer, and U.S. Bank National Association, as Trustee, dated as of July 21, 2004
4.8 (q)	Note No. 2 for the Registrant's new Floating Rate Convertible Subordinated Notes due 2022
10.1 (c)	Second Amended and Restated 1997 Stock Option Plan
10.2 (a)	Form of Option Agreement
10.3 (a)	Form of Warrant Agreement
10.4 (a)	Form of Stock Purchase Agreement dated as of September 30, 1997
10.5 (d)	Second Amended Employment Agreement between the Registrant and Darrell Chambliss, dated as of June 1, 2000
10.6 (d)	Second Amended Employment Agreement between the Registrant and Michael Foos, dated as of June 1, 2000
10.7 (a)	Employment Agreement between the Registrant and Eugene V. Dupreau, dated as of February 23, 1998
10.8 (a)	Form of Indemnification Agreement entered into by the Registrant and each of its directors and officers
10.9 (b) (+)	Loan Agreement, dated as of June 1, 1998, between Madera Disposal Systems, Inc. and the California Pollution Control Financing Authority
10.10 (b)	Employment Agreement between the Registrant and David M. Hall, dated as of July 8, 1998
10.11 (f)	Employment Agreement between the Registrant and James M. Little, dated as of September 13, 1999
10.12 (f)	Employment Agreement between the Registrant and Jerri L. Hunt, dated as of October 25, 1999
10.13 (i)	Employment Agreement between the Registrant and Kenneth O. Rose, dated as of May 1, 2002
10.14 (i)	Employment Agreement between the Registrant and Robert D. Evans, dated as of May 10, 2002
10.15 (j)	2002 Senior Management Equity Incentive Plan
10.16 (j)	2002 Stock Option Plan
10.17 (k)	2002 Restricted Stock Plan
10.18 (l)	Consultant Incentive Plan
10.19 (m)	Employment Agreement between the Registrant and David G. Eddie, dated as of May 15, 2001
10.20 (m)	Employment Agreement between the Registrant and Worthing F. Jackman, dated as of April 11, 2003
10.21 (n)	Second Amended and Restated Employment Agreement between the Registrant and Ronald J. Mittelstaedt, dated March 1, 2004
10.22 (p)	Nonqualified Deferred Compensation Plan, dated July 1, 2004
10.23 (p)	2004 Equity Incentive Plan, as amended and restated July 20, 2004
10.24 (q)	Second Amended and Restated Employment Agreement between the Registrant and Steven Bouck, dated as of October 1, 2004
10.25	Amended and Restated Revolving Credit and Term Loan Agreement, dated as of November 17, 2004 PDF
12.1	Statement regarding Computation of Ratios
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith) PDF
24.1	Power of Attorney (see signature page) of this Annual Report on Form 10-K and incorporated by reference herein
31.1	Certification of Chief Executive Officer PDF
31.2	Certification of Chief Financial Officer PDF
32.1	Certificate of Chief Executive Officer and Chief Financial Officer PDF

(a) Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-1, Registration No. 333-48029.

(b) Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-4, Registration No. 333-59199.

(c) Incorporated by reference to the exhibit filed with the Registrant's Form S-8, filed on July 24, 2000.

(d) Incorporated by reference to the exhibit filed with the Registrant's Form 10-Q filed on November 14, 2000.

(e) Incorporated by reference to the exhibit filed with the Registrant's Form 10-Q filed on August 7, 2000.

(f) Incorporated by reference to the exhibit filed with the Registrant's Form 10-K filed on March 13, 2000.

(g) Incorporated by reference to the exhibit filed with the Registrant's Form S-3 filed on June 5, 2001.

(h) Incorporated by reference to the exhibit filed with the Registrant's Form S-3 filed on July 29, 2002.

(i) Incorporated by reference to the exhibit filed with the Registrant's Form 10-Q filed on August 13, 2002.

(j) Incorporated by reference to the exhibit filed with the Registrant's Form S-8 filed on February 21, 2002.

(k) Incorporated by reference to the exhibit filed with the Registrant's Form S-8 filed on June 19, 2002.

(l) Incorporated by reference to the exhibit filed with the Registrant's Form S-8 filed on January 8, 2003.

(m) Incorporated by reference to the exhibit filed with the Registrant's Form 10-Q filed on August 13, 2003.

(n) Incorporated by reference to the exhibit filed with the Registrant's Form 10-Q filed on April 22, 2004.

(o) Incorporated by reference to the exhibit filed with the Registrant's Form T-3 filed on June 16, 2004.

(p) Incorporated by reference to the exhibit filed with the Registrant's Form 10-Q filed on July 22, 2004.

(q) Incorporated by reference to the exhibit filed with the Registrant's Form 10-Q filed on October 22, 2004.

(+) Filed without exhibits and schedules (to be provided supplementally on request of the Commission).