Form 10-Q
period 2005-03-31
WASTE CONNECTIONS INC/DE
filed 2005-05-03
CIK 1057058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    ☒        NO    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES    ☒        NO    ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

As of April 15, 2005:	46,817,003 shares of common stock

WASTE CONNECTIONS, INC.
FORM 10-Q

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

                                                                                           December 31,    March 31,
                                                                                              2004           2005
                                                                                          -------------  -------------
ASSETS
Current assets:
   Cash and equivalents                                                                  $       3,610  $       3,721
   Accounts receivable, less allowance for doubtful accounts of $2,414 and
        $2,420 at December 31, 2004 and March 31, 2005, respectively                            80,864         78,856
   Deferred tax asset                                                                               --          2,071
   Prepaid expenses and other current assets                                                    17,008         11,523
                                                                                          -------------  -------------
      Total current assets                                                                     101,482         96,171

Property and equipment, net                                                                    640,730        648,772
Goodwill                                                                                       642,773        641,973
Intangible assets, net                                                                          68,741         68,139
Restricted  cash                                                                                14,159         12,876
Other assets, net                                                                               23,598         34,229
                                                                                          -------------  -------------
                                                                                         $   1,491,483  $   1,502,160
                                                                                          =============  =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                      $      34,280  $      34,635
   Book overdraft                                                                                8,661          2,745
   Accrued liabilities                                                                          38,780         44,398
   Deferred revenue                                                                             24,155         25,379
   Current portion of long-term debt and notes payable                                           9,266          8,248
                                                                                          -------------  -------------
      Total current liabilities                                                                115,142        115,405

Long-term debt and notes payable                                                               489,343        500,757
Other long-term liabilities                                                                      9,020         17,753
Deferred income taxes                                                                          146,035        148,516
                                                                                          -------------  -------------
      Total liabilities                                                                        759,540        782,431

Commitments and contingencies
Minority interests                                                                              24,421         24,707

Stockholders' equity:
   Preferred stock: $0.01 par value; 7,500,000 shares authorized; none
        issued and outstanding                                                                      --             --
   Common stock: $0.01 par value; 100,000,000 shares authorized;
        47,605,791 and 46,804,755 shares issued and outstanding at
        December 31, 2004 and March 31, 2005, respectively                                         476            468
   Additional paid-in capital                                                                  444,404        411,121
   Deferred stock compensation                                                                  (1,598)        (1,667)
   Retained earnings                                                                           261,365        280,724
   Accumulated other comprehensive income                                                        2,875          4,376
                                                                                          -------------  -------------
      Total stockholders' equity                                                               707,522        695,022
                                                                                          -------------  -------------
                                                                                         $   1,491,483  $   1,502,160
                                                                                          =============  =============

See accompanying notes.

WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share and per share amounts)

                                                                           Three Months Ended
                                                                               March 31,
                                                                        ------------------------
                                                                           2004         2005
                                                                        -----------  -----------
Revenues                                                               $   145,964  $   165,517

Operating expenses:
    Cost of operations                                                      82,593       95,285
    Selling, general and administrative                                     15,130       17,242
    Depreciation and amortization                                           13,035       14,769
    Gain on disposal of assets                                                 (50)        (121)
                                                                        -----------  -----------
Operating income                                                            35,256       38,342

Interest expense                                                            (6,823)      (4,934)
Other income, net                                                               34          105
                                                                        -----------  -----------
Income before minority interests and income tax provision                   28,467       33,513

Minority interests                                                          (2,631)      (2,687)
Income tax provision                                                        (9,598)     (11,467)
                                                                        -----------  -----------
Income from continuing operations                                           16,238       19,359

Loss on discontinued operations, net of tax (Note 4)                           (36)          --
                                                                        -----------  -----------
Net income                                                             $    16,202  $    19,359
                                                                        ===========  ===========

Basic earnings per common share:
   Income from continuing operations                                   $      0.38  $      0.41
   Discontinued operations                                                   (0.01)          --
                                                                        -----------  -----------
   Net income per common share                                         $      0.37  $      0.41
                                                                        ===========  ===========

Diluted earnings per common share:
   Income from continuing operations                                   $      0.35  $      0.40
   Discontinued operations                                                      --           --
                                                                        -----------  -----------
   Net income per common share                                         $      0.35  $      0.40
                                                                        ===========  ===========

Shares used in calculating basic income per share                       43,285,119   47,486,402
                                                                        ===========  ===========
Shares used in calculating diluted income per share                     50,184,702   48,878,703
                                                                        ===========  ===========

See accompanying notes.

WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
Three Months Ended March 31, 2005
(in thousands, except share and per share amounts)
(Unaudited)

                                                                                                              Stockholders' Equity
                                                                        -----------------------------------------------------------------------------------------
                                                                                                               Accumulated
                                                                            Common Stock         Additional       Other        Deferred
                                                         Comprehensive  ----------------------    Paid-in     Comprehensive     Stock       Retained
                                                            Income        Shares      Amount      Capital        Income      Compensation   Earnings     Total
                                                        --------------- -----------  ---------  ------------  -------------  ------------  ----------  ----------
Balances at December 31, 2004                                           47,605,791  $     476  $    444,404  $       2,875  $     (1,598) $  261,365  $  707,522
Vesting of restricted stock                                                 19,009         --            --             --            --          --          --
Cancellation of unvested restricted stock                                       --         --          (348)            --            31          --        (317)
Issuance of unvested restricted stock                                           --         --           355             --          (355)         --          --
Amortization of deferred stock compensation                                     --         --            --             --           255          --         255
Exercise of stock options and warrants,
    including tax benefit of $2,358                                        474,755          5        11,638             --            --          --      11,643
Repurchase of common stock                                              (1,294,800)       (13)      (44,928)            --            --          --     (44,941)
Amounts reclassified into earnings, net of tax                                  --         --            --              1            --          --           1
Changes in fair value of interest rate swaps                                    --         --            --          1,500            --          --       1,500
Net income                                             $        19,359          --         --            --             --            --      19,359      19,359
Other comprehensive income                                       2,391          --         --            --             --            --          --          --
Income tax effect of other comprehensive income                   (890)         --         --            --             --            --          --          --
                                                        ---------------
Comprehensive income                                   $        20,860          --         --            --             --            --          --          --
                                                        =============== -----------  ---------  ------------  -------------  ------------  ----------  ----------
Balances at March 31, 2005                                              46,804,755  $     468  $    411,121  $       4,376  $     (1,667) $  280,724  $  695,022
                                                                        ===========  =========  ============  =============  ============  ==========  ==========

See accompanying notes.

WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

                                                                                                 Three Months Ended
                                                                                                     March 31,
                                                                                               ----------------------
                                                                                                  2004        2005
                                                                                               ----------  ----------
Cash flows from operating activities:
   Net income                                                                                 $   16,202  $   19,359
   Adjustments to reconcile net income to
      net cash provided by operating activities:
         Gain on disposal of assets                                                                  (38)       (121)
         Depreciation                                                                             12,828      14,129
         Amortization of intangibles                                                                 615         640
         Deferred income taxes, net of acquisitions                                                5,495      (3,018)
         Minority interests                                                                        2,631       2,687
         Amortization of debt issuance costs                                                         625         296
         Stock-based compensation                                                                    200         255
         Interest income on restricted cash                                                          (70)        (70)
         Closure and post-closure accretion                                                          103         167
         Tax benefit on the exercise of stock options                                              1,859       2,358
         Net change in operating assets and liabilities, net of acquisitions                       8,097      16,184
                                                                                               ----------  ----------
Net cash provided by operating activities                                                         48,547      52,866
                                                                                               ----------  ----------
Cash flows from investing activities:
   Payments for acquisitions, net of cash acquired                                                (6,081)     (6,719)
   Capital expenditures for property and equipment                                               (15,628)    (14,315)
   Proceeds from disposal of assets                                                                  184         647
   Net change in other assets                                                                      1,326       1,089
                                                                                               ----------  ----------
Net cash used in investing activities                                                            (20,199)    (19,298)
                                                                                               ----------  ----------
Cash flows from financing activities:
   Proceeds from long-term debt                                                                   21,500      37,032
   Principal payments on notes payable and long-term debt                                        (56,963)    (26,485)
   Change in book overdraft                                                                         (658)     (5,916)
   Distributions to minority interest holders                                                     (2,940)     (2,401)
   Proceeds from option and warrant exercises                                                     10,585       9,285
   Payments for repurchase of common stock                                                            --     (44,941)
   Debt issuance costs                                                                              (237)        (31)
                                                                                               ----------  ----------
Net cash used in financing activities                                                            (28,713)    (33,457)
                                                                                               ----------  ----------
Net increase (decrease) in cash and equivalents                                                     (365)        111
Cash and equivalents at beginning of period                                                        5,276       3,610
                                                                                               ----------  ----------
Cash and equivalents at end of period                                                         $    4,911  $    3,721
                                                                                               ==========  ==========
Non-cash financing activity:
   Liabilities assumed and notes payable issued to sellers of
      businesses acquired                                                                     $   14,105  $       --

See accompanying notes.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share, per share and per ton amounts)

1. BASIS OF PRESENTATION AND SUMMARY

The accompanying condensed consolidated financial statements relate to Waste Connections, Inc. and its subsidiaries (the "Company") as of March 31, 2005 and for the three month periods ended March 31, 2004 and 2005. The consolidated financial statements of the Company include the accounts of Waste Connections, Inc. and its wholly-owned and majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The Company's condensed consolidated balance sheet as of March 31, 2005, the condensed consolidated statements of income for the three months ended March 31, 2004 and 2005, the condensed consolidated statements of stockholders' equity and comprehensive income for the three months ended March 31, 2005, and the condensed consolidated statements of cash flows for the three months ended March 31, 2004 and 2005 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented. The consolidated financial statements presented herein should be read in conjunction with the Company's 2004 annual report on Form 10-K.

In preparing the Company's consolidated financial statements, several estimates and assumptions are made that affect the accounting for and recognition of assets, liabilities, revenues and expenses. These estimates and assumptions must be made because certain information that is used in the preparation of the Company's consolidated financial statements is dependent on future events, cannot be calculated with a high degree of precision from data available or is not capable of being readily calculated based on generally accepted methodologies. In some cases, these estimates are particularly difficult to determine and the Company must exercise significant judgment. The estimates and the assumptions having the greatest amount of uncertainty, subjectivity and complexity are related to the Company's accounting for landfills, self-insurance, allocation of acquisition purchase price and asset impairments. Another area that involves estimation is the amount of potential exposure the Company may have with respect to litigation, claims and assessments in accordance with SFAS No. 5, "Accounting for Contingencies." Actual results for all estimates could differ materially from the estimates and assumptions that the Company uses in the preparation of its consolidated financial statements.

2. NEW ACCOUNTING STANDARDS

FAS 123(R)

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

SFAS 123(R) must be adopted no later than January 1, 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS 123(R) on January 1, 2006.

SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

A "modified prospective" method in which compensation cost is recognized beginning with the effective date based on (a) the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either for (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company is currently evaluating the adoption alternatives.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)'s fair value method will have a significant impact on the Company's results of operations, although it will have no impact on the Company's overall cash flows or financial position. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share included within Note 6 to the Company's consolidated financial statements.

SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $1,859 and $2,358 for the three months ended March 31, 2004 and 2005, respectively.

3. RECLASSIFICATION

Certain amounts reported in the Company's prior years' financial statements have been reclassified to conform with the 2005 presentation.

4. DISCONTINUED OPERATIONS

In the third and fourth quarters of 2004, the Company disposed of all of its operations in the state of Georgia and a hauling operation in Washington. The operations in Georgia were exchanged for hauling, transfer and disposal operations in Tennessee and Mississippi. The period ending March 31, 2004 has been restated to present the results for these operations as discontinued operations.

The table below reflects the discontinued operations for the three months ended March 31, 2004 as follows:

                                                       March 31,
                                                          2004
                                                       ----------
Revenues                                              $    3,294
Operating expenses:
    Cost of operations                                     2,469
    Selling, general and administrative                      466
    Depreciation and amortization                            408
    Loss on disposal of assets and operations                  8
                                                       ----------
Operating loss                                               (57)

Other income, net                                             --
                                                       ----------
Loss from operations of discontinued operations              (57)

Income tax benefit                                            21
                                                       ----------
Loss on discontinued operations                       $      (36)
                                                       ==========
5. STOCK SPLIT

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

6. STOCK-BASED COMPENSATION

As permitted under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (`SFAS No. 123"), the Company has elected to account for stock-based compensation using the intrinsic value method prescribed by APB 25, "Accounting for Stock Issued to Employees." Under the intrinsic value method, compensation cost is the excess, if any, of the quoted market price or fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock.

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

The following table summarizes the Company's pro forma net income and pro forma basic and diluted earnings per share for the three months ended March 31, 2004 and 2005:

                                                               Three Months Ended
                                                                    March 31,
                                                        ----------------------------
                                                            2004           2005
                                                        -------------  -------------
Net income, as reported                                $      16,202  $      19,359
Add: stock-based employee compensation
    expense included in reported net
    income, net of related tax effects                           126            160
Deduct: total stock-based employee
    compensation expense determined
    under fair value method for all awards,
    net of related tax effects                                (2,237)        (1,835)
                                                        -------------  -------------
Pro forma net income                                   $      14,091  $      17,684
                                                        =============  =============

Earnings per share:
    Basic - as reported                                $        0.37  $        0.41
    Basic - pro forma                                  $        0.33  $        0.37

    Diluted - as reported                              $        0.35  $        0.40
    Diluted - pro forma                                $        0.31  $        0.36

7. LANDFILL ACCOUNTING

At March 31, 2005, the Company owned 22 landfills, and operated, but did not own, five landfills under life-of-site operating contracts and seven landfills under operating contracts with finite terms. The Company also owns two municipal solid waste landfill sites and one construction and demolition landfill site that are permitted for operation, but were not constructed as of March 31, 2005. In October 2004, the Company gave notice to terminate the contract for one landfill with a finite term, from which the Company generated approximately $900 of revenues for the year ended December 31, 2004. The contract for this landfill will expire in the second quarter of 2005.

The Company's landfills have site costs with a net book value of $397,901 at March 31, 2005. With the exception of three owned landfills that only accept construction and demolition waste and one construction and demolition landfill permitted for operation, but not constructed, all landfills that the Company owns or operates are municipal solid waste landfills. For the Company's seven landfills operated under agreements with finite terms, the owner of the property, generally a municipality, usually owns the permit and is generally responsible for closure and post-closure obligations. The Company is responsible for all closure and post-closure liabilities for three of the five operating landfills that it operates under life-of-site operating agreements.

Many of the Company's existing landfills have the potential for expanded disposal capacity beyond the amount currently permitted. The Company's internal and third-party engineers perform surveys at least annually to estimate the disposal capacity at its landfills. The Company's landfill depletion rates are based on the remaining disposal capacity, considering both permitted and expansion airspace, at its owned landfills and landfills operated under life-of-site operating agreements. Expansion airspace consists of additional disposal capacity being pursued through means of an expansion but is not actually permitted. Expansion airspace that meets certain internal criteria is included in the estimate of total landfill airspace. The Company's internal criteria to determine when expansion airspace may be included as disposal capacity is as follows:

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

The Company is currently seeking to expand permitted capacity at seven of its owned landfills and three landfills that it operates under life- of-site operating agreements, and considers the achievement of these expansions to be probable. Although the Company cannot be certain that all future expansions will be permitted as designed, the average remaining life, when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume, of the Company's owned landfills and landfills operated under life-of-site operating agreements is 59 years, with lives ranging from 1 to 244 years.

The Company uses the units of consumption method to calculate the depletion rate at the landfills it owns and the landfills it operates under life-of-site operating agreements. This methodology divides the costs associated with acquiring, permitting and developing the permitted and expansion areas of the landfill by the total remaining permitted and probable expansion disposal capacity of that landfill. The resulting per unit depletion rate is applied to each ton of waste disposed at the landfill and is recorded as expense for that period. During the three months ended March 31, 2004 and 2005, the Company expensed approximately $3,683 and $3,737, respectively, or an average of $2.46 and $2.57 per ton consumed, respectively, related to landfill depletion.

The Company reserves for closure and post-closure maintenance obligations at the landfills it owns and certain landfills it operates under life-of-site operating agreements. Final capping costs are included in the calculation of closure and post-closure liabilities. The Company calculates the net present value of its closure and post-closure commitments recorded in 2005 assuming a 2.5% inflation rate and a 7.5% discount rate. The resulting closure and post-closure obligation is recorded on the balance sheet as an addition to site costs and amortized to depletion expense as the landfill's airspace is consumed. During the three months ended March 31, 2004 and 2005, the Company expensed approximately $103 and $167, respectively, or an average of $0.07 and $0.11 per ton consumed, respectively, related to closure and post-closure accretion expense.

The following is a reconciliation of the Company's closure and post-closure liability balance from December 31, 2004 to March 31, 2005:

Closure and post-closure liability at December 31, 2004                        $     5,860
Increase in closure and post-closure liability from changes
     in annual engineering cost estimates                                            1,558
Liabilities incurred                                                                   255
Accretion expense                                                                      167
Third party closure and post closure liability                                       6,538
                                                                                -----------
Closure and post-closure liability at March 31, 2005                           $    14,378
                                                                                ===========

The Company owns two landfills for which the prior owner is obligated to reimburse Waste Connections for certain costs the Company incurs for final capping, closure and post-closure activities on the portion of the landfill utilized by the prior owner. Prior to January 1, 2005, the Company netted the expected reimbursement from the prior owner within its closure and post-closure obligation. In the first quarter of 2005, the Company is accruing the prior owner's portion of the closure and post-closure obligation of $6,538 within the balance sheet classification of other long-term liabilities, and the Company recorded a corresponding receivable of $6,538 from the prior owner in long-term other assets.

At March 31, 2005, $10,934 of the Company's restricted cash balance was for purposes of settling future closure and post-closure liabilities.

8. ACQUISITIONS

During the three months ended March 31, 2004, the Company acquired three non-hazardous solid waste collection businesses. Aggregate consideration for the acquisitions consisted of $4,226 in cash (net of cash acquired), $3,096 in notes payable to sellers, and the assumption of debt totaling $11,179.

During the three months ended March 31, 2005, the Company acquired two non-hazardous solid waste collection and disposal businesses. Aggregate consideration for the acquisitions consisted of $6,414 in cash (net of cash acquired).

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

As of March 31, 2005, the Company had five acquisitions for which purchase price allocations were preliminary, mainly as a result of pending working capital valuations. The Company believes the potential changes to its preliminary purchase price allocations will not have a material impact on its financial condition, results of operations or cash flows.

A summary of the preliminary purchase price allocations for the acquisitions consummated in the three months ended March 31, 2004 and 2005 is as follows:

                                                                        2004         2005
                                                                   Acquisitions Acquisitions
Acquired assets:                                                   -----------  -----------
    Accounts receivable                                           $       491  $       190
    Prepaid expenses and other current assets                              42           25
    Property and equipment                                              5,151        6,568
    Goodwill                                                            9,659          390
    Intangibles, net                                                    4,843           38
Assumed liabilities:
    Accounts payable                                                     (982)          --
    Accrued liabilities                                                  (560)        (797)
    Debt and other liabilities assumed                                (14,275)          --
    Deferred taxes                                                       (143)          --
                                                                   -----------  -----------
    Total cash consideration, net                                 $     4,226  $     6,414
                                                                   ===========  ===========

During the three months ended March 31, 2005, the Company paid $305 of acquisition-related liabilities accrued at December 31, 2004.

The two acquisitions acquired in the three months ended March 31, 2005 were not significant to the Company's results of operations.

Goodwill and intangibles, net, acquired in the three months ended March 31, 2004, totaling $9,659 and $4,843, respectively, are expected to be deductible for tax purposes. Goodwill and intangibles, net, acquired in the three months ended March 31, 2005, totaling $390 and $38, respectively, are expected to be deductible for tax purposes.

9. INTANGIBLE ASSETS

Intangible assets, exclusive of goodwill, consist of the following as of March 31, 2005:

                                                   Gross                          Net
                                                 Carrying      Accumulated     Carrying
                                                  Amount      Amortization      Amount
                                               -------------  -------------  -------------
Amortizable intangible assets:
      Long-term franchise agreements
        and contracts                         $      51,799         (4,124)        47,675
      Non-competition agreements                      4,028         (3,093)           935
      Other, net                                      3,531         (1,204)         2,327
                                               -------------  -------------  -------------
                                                     59,358         (8,421)        50,937
Nonamortized intangible assets:
      Indefinite-lived intangible assets             17,202             --         17,202
                                               -------------  -------------  -------------
Intangible assets, exclusive of goodwill      $      76,560         (8,421)        68,139
                                               =============  =============  =============

The weighted-average amortization period for non-competition agreements acquired during the three months ended March 31, 2005 is 5 years.

The amounts assigned to indefinite-lived intangible assets consist of the value of certain perpetual rights to provide solid waste collection and transportation services in specified territories. These indefinite-lived intangible assets were subject to amortization prior to the Company's adoption of SFAS No. 142.

Estimated future amortization expense of amortizable intangible assets for the next five years is as follows:

For the year ended December 31, 2005          $       2,420
For the year ended December 31, 2006                  2,244
For the year ended December 31, 2007                  2,055
For the year ended December 31, 2008                  1,879
For the year ended December 31, 2009                  1,787
10. LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                 December 31,     March 31,
                                                                                     2004            2005
                                                                                --------------  --------------

Revolver under Credit Facility, bearing interest ranging                       $      261,000  $      274,500
  from 3.3 to 5.8%
2022 Floating Rate Convertible Subordinated Notes,                                    175,000         175,000
  bearing interest ranging from 2.7% to 3.2%
2001 Wasco Bonds, bearing interest from 7.0%                                           12,560          12,165
  to 7.2%
California Tax-Exempt Bonds, bearing interest ranging                                  25,685          25,685
  from 1.6% to 2.4%
Notes payable to sellers in connection with acquisitions,
  unsecured, bearing interest at 5.2% to 7.5%, principal
  and interest payments due periodically with due dates
  ranging from 2005 to 2036                                                             9,214           7,535
Notes payable to third parties, secured by substantially all assets of certain subsidiaries of the Company, bearing
  interest at 4.8% to 11.0%, principal and interest payments
  due periodically with due dates ranging from 2005 to 2010                            15,150          14,120
                                                                                --------------  --------------
                                                                                      498,609         509,005
Less - current portion                                                                 (9,266)         (8,248)
                                                                                --------------  --------------
                                                                               $      489,343  $      500,757
                                                                                ==============  ==============

*Interest rates in the table above represent the range of interest rates incurred during the three month period ended March 31, 2005.

The Company has entered into interest rate swap agreements to hedge risk associated with fluctuations in interest rates. The interest rate swap agreements have a notional amount of $250,000, expire in 2007, and effectively fix the interest rate on the notional amount at an average interest rate of 2.55%, plus applicable margin. These interest rate swap agreements are considered highly effective as cash flow hedges for a portion of the Company's variable rate debt, and the Company applies hedge accounting pursuant to SFAS No. 133 to account for these instruments. The notional amounts and all other significant terms of the swap agreements are matched to the provisions and terms of the variable rate debt being hedged.

11. DILUTED EARNINGS PER SHARE CALCULATION

The following table sets forth the numerator and denominator used in the computation of basic and diluted net income per share for the three months ended March 31, 2004 and 2005:

                                                                           Three Months Ended
                                                                               March 31,
                                                                        ------------------------
                                                                           2004         2005
                                                                        -----------  -----------
Numerator:
    Net income for basic earnings per share                            $    16,202  $    19,359
    Interest expense on convertible
       subordinated notes due 2006,
       net of tax effects                                                    1,476           --
                                                                        -----------  -----------
    Net income for diluted earnings per share                          $    17,678  $    19,359
                                                                        ===========  ===========
Denominator:
    Basic shares outstanding                                            43,285,119   47,486,402
    Dilutive effect of convertible
       subordinated notes due 2006                                       5,917,163           --
    Dilutive effect of convertible
       subordinated notes due 2022                                              --      178,502
    Dilutive effect of options and warrants                                968,967    1,174,792
    Dilutive effect of restricted stock                                     13,453       39,007
                                                                        -----------  -----------
    Diluted shares outstanding                                          50,184,702   48,878,703
                                                                        ===========  ===========

The Company's 2006 Convertible Subordinated Notes were redeemed in April 2004. Prior to redemption, these notes were convertible at any time at the option of the holders into a total of 5,917,163 shares of common stock. These shares were included in the computation of diluted net income per share in the three months ended March 31, 2004. The Company's 2022 Floating Rate Convertible Subordinated Notes are convertible, under certain circumstances, into 5,424,668 shares of common stock. The Floating Rate Convertible Subordinated Notes due 2022 were exchanged in 2004 and now require (subject to certain exceptions) payment of the principal value in cash and net share settle of the conversion value in excess of the principal value of the notes upon conversion. In accordance with EITF 04-8, the Company has included the dilutive effect of the conversion value in excess of the principal value of the notes.

For the three months ended March 31, 2004 and 2005, stock options and warrants to purchase 0 and 21,500 shares, respectively, were excluded from the computation of diluted earnings per share as they were anti- dilutive.

12. COMPREHENSIVE INCOME

Comprehensive income includes changes in the fair value of interest rate swaps that qualify for hedge accounting. The difference between net income and comprehensive income for the three months ended March 31, 2004 and 2005 is as follows:

                                                                          Three Months Ended
                                                                              March 31,
                                                                        ------------------------
                                                                           2004         2005
                                                                        -----------  -----------
Net income                                                                  16,202       19,359
Unrealized gain (loss) on interest rate swaps,
    net of tax expense (benefit) of $(1,088)
    and $890 for the three months ended
    March 31, 2004 and 2005, respectively                                   (1,852)       1,501
                                                                        -----------  -----------
Comprehensive income                                                        14,350       20,860
                                                                        ===========  ===========

The components of other comprehensive income and related tax effects for the three months ended March 31, 2004 and 2005 are as follows:

                                                  Three months ended March 31, 2004
                                                 -------------------------------------
                                                    Gross     Tax effect   Net of tax
                                                 -----------  -----------  -----------
Amounts reclassified into earnings              $       477  $       176  $       301
Changes in fair value of interest rate swaps         (3,417)      (1,264)      (2,153)
                                                 -----------  -----------  -----------
                                                $    (2,940) $    (1,088) $    (1,852)
                                                 ===========  ===========  ===========

                                                  Three months ended March 31, 2005
                                                 -------------------------------------
                                                    Gross     Tax effect   Net of tax
                                                 -----------  -----------  -----------
Amounts reclassified into earnings              $         2  $         1  $         1
Changes in fair value of interest rate swaps          2,389          889        1,500
                                                 -----------  -----------  -----------
                                                $     2,391  $       890  $     1,501
                                                 ===========  ===========  ===========

The estimated amount of the existing unrealized gains as of March 31, 2005 (based on the interest rate yield curve at that date) included in accumulated other comprehensive income expected to be reclassified into pre- tax earnings within the next 12 months is $3,465. The timing of actual amounts reclassified into earnings is dependent on future movements in interest rates.

13. SHARE REPURCHASE PROGRAM

On May 3, 2004, the Company announced that its Board of Directors had authorized a common stock repurchase program for the repurchase of up to $200,000 of common stock over a two-year period. Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management's discretion. The timing and amounts of any repurchases will depend on many factors, including the Company's capital structure, the market price of the common stock and overall market conditions. During the three months ended March 31, 2005, the Company repurchased 1,294,800 shares of its common stock under this program at a cost of $44,941.

14. COMMITMENTS AND CONTINGENCIES

The Company owns undeveloped property in Harper County, Kansas, where it is seeking permits to construct and operate a municipal solid waste landfill. In 2002, the Company received a special use permit from Harper County for zoning the landfill and in 2003 it received a draft permit from the Kansas Department of Health and Environment to construct and operate the landfill. On April 1, 2002, a citizens' group calling itself "Tri-County Concerned Citizens" filed an action in the District Court of Harper County, Kansas, against the Board of Commissioners of Harper County challenging the permit. The Company intervened in the case. In July 2003, the District Court invalidated the previously issued zoning permit. On August 20, 2004, the Kansas Court of Appeals reversed the District Court ruling and upheld the zoning permit. The landfill opponents appealed this decision to the Kansas Supreme Court, which denied the appeal on December 14, 2004, and ordered the District Court to re-instate the previously approved zoning permit. At March 31, 2005, the Company had $4,591 of capitalized expenditures related to this landfill development project. The Company believes it will receive the final permit. If the Company does not receive the final permit, however, the Company will be required to expense in a future period the $4,591 of capitalized expenditures, less the recoverable value of the undeveloped property and other amounts recovered, which would likely have a material adverse effect on its reported income for that period.

The Company is a party to various claims and suits pending for alleged damages to persons and property and alleged liabilities occurring during the normal operations of the solid waste management business. In the case of Karen Colleran, Conservator of the Estate of Robert Rooney v. Waste Connections of Nebraska, Inc., which was filed in the District Court of Valley County, Nebraska, on October 31, 2003, the plaintiff seeks recovery for damages allegedly suffered by Father Robert Rooney when the bicycle he was riding collided with one of the Company's garbage trucks in Valley County, Nebraska. The complaint alleges that Father Rooney suffered serious bodily injury, including traumatic brain injury. The plaintiff seeks recovery of past medical expenses of approximately $430 and an unspecified amount for future medical expenses and home healthcare, past pain and suffering, future pain and suffering, lost income, loss of earning capacity, and permanent injury and disability. The Company's primary defense is that the plaintiff is not entitled to any damages under Nebraska law because the negligence of Father Rooney was equal to or greater than any negligence on the part of the driver, and the Company intends to defend this case vigorously on these and other grounds. This case is in the early stages of discovery, and the Company has not accrued any potential loss as of March 31, 2005; however, an adverse outcome in this case coupled with a significant award to the plaintiff could have an adverse effect on the Company's reported income in the period incurred.

In the case of Cristobal Lozoya v. Waste Connections of Oklahoma, Inc. et al., which was filed in the District Court of Oklahoma County, Oklahoma, on September 27, 2004, the plaintiff seeks recovery for injuries he suffered in an accident at the Company's Oklahoma City landfill. The defendants are Waste Connections of Oklahoma, the individual operator of the equipment involved in the accident, and a personnel agency that employed the operator. The plaintiff has alleged that the defendants' actions and/or omissions constituted gross negligence and a reckless disregard for the rights and safety of others, thereby entitling plaintiff to punitive damages in an unspecified amount. The Company intends to defend this action vigorously and to seek contribution for any damage award from the personnel agency. If the case proceeds to trial and punitive damages are awarded, they would not be covered by insurance. This case is in the early stages of discovery, and the Company has not accrued any potential loss for punitive damages as of March 31, 2005; however, an adverse outcome in this case coupled with a significant award to the plaintiff could have a material adverse effect on the Company's reported income in the period incurred.

From time to time, the Company pays fines or penalties in environmental proceedings relating primarily to its transfer and disposal facilities. As of March 31, 2005, there was one proceeding and one threatened proceeding of which the Company is aware involving its subsidiaries in which penalties in excess of $100 are being sought. In neither of these proceedings does the Company reasonably believe that monetary sanctions, exclusive of interest and costs, will exceed $100. The complaint filed in the proceeding includes allegations that one of the Company's subsidiaries committed violations under state environmental laws at the transfer station it operates and failed to comply with facility permit requirements relating to record keeping and site operations. The letter the Company received threatening legal action alleges that another subsidiary committed violations under state law at a landfill it operates, failed to operate the landfill in accordance with the operational plan specified in the solid waste facility permit for the landfill, related permit conditions and the approved site application, and failed to comply with related operational requirements. The Company has not yet responded to either of these proceedings, but intends to defend these matters vigorously. The Company does not believe that the fines or other penalties in either of these matters, individually or in the aggregate, are likely to have a material adverse effect on its business, financial condition, operating results or cash flows.

In the normal course of its business and as a result of the extensive governmental regulation of the solid waste industry, the Company is subject to various other judicial and administrative proceedings involving federal, state or local agencies. In these proceedings, an agency may seek to impose fines on the Company or to revoke or deny renewal of an operating permit held by the Company. From time to time the Company may also be subject to actions brought by citizens' groups or adjacent landowners or residents in connection with the permitting and licensing of landfills and transfer stations, or alleging environmental damage or violations of the permits and licenses pursuant to which the Company operates.

In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business. Except as noted in the legal cases described above, as of March 31, 2005, there is no current proceeding or litigation involving the Company that the Company believes will have a material adverse impact on its business, financial condition, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q are forward-looking in nature. These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "anticipates," or the negative thereof or comparable terminology, or by discussions of strategy.

Our business and operations are subject to a variety of risks and uncertainties and, consequently, actual results may differ materially from those projected by any forward-looking statements. Factors that could cause actual results to differ from those projected include, but are not limited to, the following: (1) increases in insurance costs and the amount that we self- insure for various risks could reduce our operating margins and reported earnings; (2) further increases in the price of fuel may adversely affect our business; (3) increases in labor and disposal and related transportation costs could reduce our operating margins; (4) our acquisitions may not be successful, resulting in changes in strategy, operating losses or a loss on sale of the business acquired; (5) the geographic concentration of our business makes our results vulnerable to economic and seasonal factors affecting the regions in which we operate; (6) unusually adverse weather conditions may interfere with our operations, harming our operating results; (7) our growth may be limited by the inability to renew landfill operating permits, obtain new landfills and expand existing ones; (8) we may incur additional charges related to capitalized expenditures, which would decrease our earnings; (9) extensive and evolving environmental laws and regulations may restrict our operations and growth and increase our costs; and (10) we may be subject in the normal course of business to judicial and administrative proceedings that could interrupt our operations, require expensive remediation and create negative publicity.

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

OVERVIEW

We are an integrated solid waste services company that provides solid waste collection, transfer, disposal and recycling services in mostly secondary markets in the Western and Southern U.S. As of March 31, 2005, we served more than one million residential, commercial and industrial customers from a network of operations in 22 states: Alabama, Arizona, California, Colorado, Illinois, Iowa, Kansas, Kentucky, Minnesota, Mississippi, Montana, Nebraska, New Mexico, Ohio, Oklahoma, Oregon, South Dakota, Tennessee, Texas, Utah, Washington and Wyoming. As of that date, we owned or operated a network of 104 solid waste collection operations, 32 transfer stations, 26 recycling operations, 31 municipal solid waste landfills, three construction and demolition landfills, and two municipal solid waste landfill sites and one construction and demolition landfill site that are permitted for operation, but not constructed. We also provide intermodal services for the rail haul movement of cargo containers in the Pacific Northwest through a network of six intermodal facilities.

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements. As described by the Securities and Exchange Commission, critical accounting estimates and assumptions are those that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and that have a material impact on our financial condition or operating performance. There was only one change to our critical accounting estimates and assumptions in the three months ended March 31, 2005 which is described below. Refer to our Annual Report on Form 10-K for a complete description of our critical accounting estimates and assumptions.

Landfill final capping, closure and post-closure obligations. Consistent with the prior year, we accrue for estimated final capping, closure and post-closure maintenance obligations at the landfills we own, and certain landfills that we operate, but do not own, under life-of-site operating agreements.

We own two landfills for which the prior landfill owner is obligated to reimburse Waste Connections for certain costs that we incur for final capping, closure and post-closure activities on the portion of the landfill utilized by the prior owner. Prior to January 1, 2005, we netted the expected reimbursement from the prior owner within our closure and post-closure obligation. In the first quarter of 2005, we are accruing for the prior owner's portion of the closure and post-closure obligation within the balance sheet classification of other long-term liabilities, and we recorded a corresponding receivable in long-term other assets from the prior owner for this balance. We accrue the closure and post-closure liability and corresponding receivable at the same inflation and discount rates used for all our landfills.

GENERAL

Our solid waste revenues consist mainly of fees we charge customers for collection, transfer, disposal and recycling services. Our collection business also generates revenues from the sale of recyclable commodities, which have significant variability. The largest part of our collection revenues comes from providing residential, commercial and industrial services. We frequently perform these services under service agreements, municipal contracts, or franchise agreements with governmental entities. Our existing franchise agreements and all of our existing municipal contracts give us the exclusive right to provide specified waste services in the specified territory during the contract term. These exclusive arrangements are awarded, at least initially, on a competitive bid basis and subsequently on a bid or negotiated basis. We also provide residential collection services on a subscription basis with individual households.

More than 50% of our revenues for the three months ended March 31, 2005, were derived from market areas where services are provided predominantly under exclusive franchise agreements, long-term municipal contracts and governmental certificates, or G Certificates. G Certificates grant us perpetual and exclusive collection rights in the covered areas in the state of Washington. Contracts with counties and municipalities and G Certificates provide relatively consistent cash flow during the terms of the contracts. Since we bill most residential customers quarterly, subscription agreements also provide a stable source of revenues for us.

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

The table below shows for the periods indicated our total reported revenues attributable to services provided.

                                      Three Months Ended March 31,
                                 ---------------------------------------
                                        2004                 2005
                                 ------------------   ------------------
Collection                      $  111,708    67.1% $  119,939    63.6%
Disposal and transfer               47,406    28.5       50,096    26.6
Intermodal                              --      --       10,035     5.3
Recycling and other                  7,453     4.4        8,471     4.5
                                 ------------------   ------------------
Total                           $  166,567   100.0% $  188,541   100.0%
                                 ==================   ==================

Intercompany elimination        $   20,603           $   23,024

Cost of operations includes labor and benefits, tipping fees paid to third-party disposal facilities, equipment maintenance, workers' compensation, vehicle insurance, claims expense, third-party transportation expense, fuel, the cost of materials we purchase for recycling, district and state taxes and host community fees and royalties. Our significant costs of operations in the first quarter of 2005 were labor, third-party disposal and transportation, cost of vehicle maintenance, taxes and fees and fuel. We use a number of programs to reduce overall cost of operations, including increasing the use of automated routes to reduce labor and workers' compensation exposure, comprehensive maintenance and health and safety programs, and increasing the use of transfer stations to further enhance internalization rates. For the remainder of 2005, we are obligated to purchase approximately 9.7 million gallons of diesel fuel, or approximately 75% of our current estimated fuel consumption during the period, under a fixed-price fuel contract that expires on December 31, 2005, at a price per gallon below current market prices. Our fuel costs will increase substantially in 2006 if we are unable to renew this contract or enter into a similar arrangement at a price per gallon below what is currently available in the market for such fixed-price contracts.

As of March 31, 2005, we had 75 employees in San Jose who work under a collective bargaining agreement that is set to expire in June 2005. We expect to begin labor negotiations with local union number 350 of the Teamster's union in the second quarter of 2005. Any disruption in our business at this location as a result of a labor disturbance could have an adverse impact on our business.

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

At March 31, 2005, we had 314.5 million tons of permitted remaining airspace capacity and 66.5 million tons of probable expansion airspace capacity at our 27 owned and operated landfills and landfills operated under life-of-site operating agreements. We do not measure remaining airspace capacity at the seven landfills we operate under contracts with finite terms. Based on remaining permitted capacity as of March 31, 2005, and projected annual disposal volumes, the average remaining landfill life for our owned landfills and landfills operated under life-of-site operating agreements is approximately 49 years. The operating agreements for which the contracted term is less than the life of the landfill have expiration dates from 2005 to 2017.

The disposal tonnage that we received in the three months ended March 31, 2004 and 2005 at all of our landfills owned or operated during the respective period is shown below (tons in thousands):

                                                March 31, 2004        March 31, 2005
                                            -------------------   -------------------
                                             Number     Total      Number     Total
                                            of Sites    Tons      of Sites    Tons
                                            --------- ---------   --------- ---------
Owned landfills or landfills operated             26     1,494          27     1,457
   under life-of-site contracts
Operated landfills                                 9       228           7       246
                                            --------- ---------   --------- ---------
                                                  35     1,722          34     1,703
                                            ========= =========   ========= =========

We capitalize some third-party expenditures related to pending acquisitions or development projects, such as legal, engineering and interest expenses. We expense indirect acquisition costs, such as executive and corporate overhead, public relations and other corporate services, as we incur them. We charge against net income any unamortized capitalized expenditures and advances (net of any portion that we believe we may recover through sale or otherwise) that may become impaired, such as those that relate to any operation that is permanently shut down and any pending acquisition or landfill development project that we believe will not be completed. We routinely evaluate all capitalized costs, and expense those related to projects that we believe are not likely to succeed. At March 31, 2005, we had less than $0.1 million in capitalized expenditures relating to pending acquisitions.

We own undeveloped property in Harper County, Kansas, where we are seeking permits to construct and operate a municipal solid waste landfill. For further description, see Note 14 to our Condensed Consolidated Financial Statements included under Part I, Item 1 of this Form 10-Q. At March 31, 2005, we had $4.6 million of capitalized expenditures related to this landfill development project. We believe we will receive the final permit. If we do not receive the final permit, however, we will be required to expense in a future period the $4.6 million of capitalized expenditures, less the recoverable value of the undeveloped property and other amounts recovered, which would likely have a material adverse effect on our reported income for that period.

We periodically evaluate our intangible assets for potential impairment indicators. If any impairment indicators are present, a test of recoverability is performed by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If the carrying values are in excess of undiscounted expected future cash flows, impairment is measured by comparing the fair value of the asset to its carrying value. If the fair value of an asset is determined to be less than the carrying amount of the asset or asset group, an impairment in the amount of the difference is recorded in the period that the impairment indicator occurs. As of March 31, 2005, there have been no material adjustments to the carrying amounts of intangibles resulting from these evaluations. Additionally, we test goodwill and indefinite-lived intangible assets for impairment annually using the process prescribed in SFAS No. 142. As of March 31, 2005, there have been no adjustments to the carrying amounts of goodwill or indefinite-lived intangible assets. As of March 31, 2005, goodwill and other intangible assets represented 47.3% of total assets and 102.2% of stockholders' equity.

NEW ACCOUNTING PRONOUNCEMENTS

For a description of the new accounting standards that affect us, see Note 2 to our Condensed Consolidated Financial Statements included under Part I, Item 1 of this Form 10-Q.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2005

The following table sets forth items in our consolidated statements of income as a percentage of revenues for the periods indicated.

                                                                          Three Months Ended
                                                                              March 31,
                                                                        ------------------------
                                                                           2004         2005
                                                                        -----------  -----------
Revenues                                                                     100.0%      100.0%
Cost of operations                                                            56.6         57.6
Selling, general and administrative                                           10.4         10.4
Depreciation and amortization                                                  8.9          8.9
Gain on disposal of assets                                                    (0.1)        (0.1)
                                                                        -----------  -----------
Operating income                                                              24.2         23.2

Interest expense                                                              (4.7)        (3.0)
Other income, net                                                               --           --
Minority interests                                                            (1.8)        (1.6)
Income tax provision                                                          (6.6)        (6.9)
Loss on discontinued operations, net of tax                                     --           --
                                                                        -----------  -----------
Net income                                                                    11.1%       11.7%
                                                                        ===========  ===========

Revenues. Total revenues increased $19.5 million, or 13.4%, to $165.5 million for the three months ended March 31, 2005, from $146.0 million for the three months ended March 31, 2004. Acquisitions closed subsequent to March 31, 2004, increased revenues approximately $14.6 million. Increases in recyclable commodity prices increased revenues by $0.3 million and increased prices charged to our customers and volume changes in our existing business resulted in a net revenue increase of approximately $4.7 million.

Cost of Operations. Total cost of operations increased $12.7 million, or 15.4%, to $95.3 million for the three months ended March 31, 2005, from $82.6 million for the three months ended March 31, 2004. The increase for the three months ended March 31, 2005, was primarily attributable to operating costs associated with acquisitions closed subsequent to March 31, 2004, higher fuel costs, increased labor expenses and equipment maintenance costs associated with higher collection volumes, and increased auto and workers' compensation self-insurance expenses related to an increase in accrual rates, partially offset by decreases in medical insurance expenses under our self- insured medical program due to a decrease in the severity of reported claims in 2005 as compared to the same period in 2004.

Cost of operations as a percentage of revenues increased 1.0 percentage point to 57.6% for the three months ended March 31, 2005, from 56.6% for the three months ended March 31, 2004. The increase as a percentage of revenues for the three months ended March 31, 2005, was primarily attributable to increased maintenance and repair expenses, fuel costs and the acquisition of companies subsequent to March 31, 2004, having operating margins below our company average, partially offset by a decrease in disposal expenses associated with improved waste volume internalization and a decrease in the severity of our medical claims.

SG&A. SG&A expenses increased $2.1 million, or 14.0%, to $17.2 million for the three months ended March 31, 2005, from $15.1 million for the three months ended March 31, 2004. The increase for the three months ended March 31, 2005, was a result of additional personnel from acquisitions closed subsequent to March 31, 2004, increased payroll expense due to increased headcount to support our base operations and increased salaries, and increased professional fees and related costs associated with auditing internal controls required by Section 404 of the Sarbanes-Oxley Act.

SG&A expenses as a percentage of revenues for the three months ended March 31, 2005, remained unchanged at 10.4% from the three months ended March 31, 2004. SG&A expenses remained unchanged due to the increase in professional fees and related costs associated with Section 404 of the Sarbanes-Oxley Act as a percentage of revenues being offset by the acquisition of companies subsequent to March 31, 2004, which had lower SG&A expenses as a percentage of revenues.

Depreciation and Amortization. Depreciation and amortization expense increased $1.8 million, or 13.3%, to $14.8 million for the three months ended March 31, 2005, from $13.0 million for the three months ended March 31, 2004. The increase was primarily attributable to depreciation associated with acquisitions closed subsequent to March 31, 2004, and increased depreciation expense resulting from new equipment acquired subsequent to March 31, 2004, to support our base operations.

Depreciation and amortization expense as a percentage of revenues for the three months ended March 31, 2005, remained unchanged at 8.9% from the three months ended March 31, 2004. Depreciation and amortization expense remained unchanged due to the increase in depreciation expense as a percentage of revenues from new equipment purchased subsequent to March 31, 2004, being offset by a decrease in depreciation expense as a percentage of revenues due to the intermodal acquisition closed in the fourth quarter of 2004, in which the equipment is depreciated over longer useful lives.

Operating Income. Operating income increased $3.0 million, or 8.8%, to $38.3 million for the three months ended March 31, 2005, from $35.3 million for the three months ended March 31, 2004. The increase was primarily attributable to the growth in revenues, partially offset by increased operating costs, recurring SG&A expenses to support the revenue growth, and increased depreciation and amortization expenses.

Operating income as a percentage of revenues decreased 1.0 percentage point to 23.2% for the three months ended March 31, 2005, from 24.2% for the three months ended March 31, 2004. The decrease in operating income as a percentage of revenues for the three months ended March 31, 2005, was due to the percentage of revenues increase in cost of operations.

Interest Expense. Interest expense decreased $1.9 million, or 27.7%, to $4.9 million for the three months ended March 31, 2005, from $6.8 million for the three months ended March 31, 2004. The decrease was attributable to declines in our total outstanding debt balances. The decrease in our debt balances was primarily due to the redemption of our $150 million aggregate principal amount, 5.5% Convertible Subordinated Notes due 2006, which resulted in the conversion of $123.6 million of the outstanding note principal into our common stock, partially offset by additional borrowings to fund acquisitions and repurchases of our common stock.

Minority Interests. Minority interests increased $0.1 million, or 2.1%, to $2.7 million for the three months ended March 31, 2005, from $2.6 million for the three months ended March 31, 2004. The increase in minority interests was due to increased earnings by our majority-owned subsidiaries.

Provision for Income Taxes. Income tax provision increased $1.9 million, or 19.5%, to $11.5 million for the three months ended March 31, 2005, from $9.6 million for the three months ended March 31, 2004. This increase was due to increased pre-tax earnings. Our effective tax rate for the three months ended March 31, 2004 and 2005, remained relatively unchanged at 37.2%.

Net Income. Net income increased $3.2 million, or 19.2%, to $19.4 million for the three months ended March 31, 2005, from $16.2 million for the three months ended March 31, 2004. The increase was primarily attributable to increased operating income and decreased interest expense, partially offset by increased income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

Our business is capital intensive. Our capital requirements include acquisitions and fixed asset purchases. We expect that we will also make capital expenditures for landfill cell construction, landfill development, landfill closure activities and intermodal facility construction in the future. We plan to meet our capital needs primarily through internally generated funds and debt financings.

As of March 31, 2005, we had a working capital deficit of $19.2 million, including cash and equivalents of $3.7 million. Our working capital deficit increased $5.5 million from $13.7 million at December 31, 2004. Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements to reduce our indebtedness under our credit facility and to minimize our cash balances. The increase in our working capital deficit from the prior year resulted primarily from a decrease in prepaids and other current assets due to applying a 2004 tax refund against current year tax expense.

For the three months ended March 31, 2005, net cash provided by operating activities was $52.9 million. Of this amount, $16.2 million was provided by changes in working capital for the period. The primary components of the reconciliation of net income to net cash provided by operations for the three months ended March 31, 2005, consist of non-cash expenses, including $14.8 million of depreciation and amortization, $2.7 million of minority interest expense, $2.4 million of tax benefit from stock option exercises and $3.0 million relating to deferred tax liabilities. The change in deferred tax liabilities results from a $5.5 million reclassification from deferred tax liabilities to current income tax liability, offset by $1.0 million of net operating losses utilized during the quarter and $1.5 million of income tax expense resulting from temporary differences between the recognition of income and expenses for financial reporting and income tax purposes.

For the three months ended March 31, 2004, net cash provided by operating activities was $48.5 million. Of this amount, $8.1 million was provided by working capital for the period. The primary components of the reconciliation of net income to net cash provided by operations for the three months ended March 31, 2004, consist of non-cash expenses, including $13.4 million of depreciation and amortization, $2.6 million of minority interest expense, $1.9 million of tax benefit from stock option exercises and the deferral of $5.5 million of income tax expense resulting from temporary differences between the recognition of income and expenses for financial reporting and income tax purposes.

For the three months ended March 31, 2005, net cash used in investing activities was $19.3 million. Of this amount, $6.7 million was used to fund the cash portion of acquisitions and to pay a portion of acquisition costs that were included as a component of accrued liabilities at December 31, 2004. Cash used for capital expenditures was $14.3 million, which was primarily for investments in fixed assets, consisting of trucks, containers, other equipment and landfill development. Cash provided by investing activities primarily included $1.4 million of net reductions of restricted cash.

For the three months ended March 31, 2004, net cash used in investing activities was $20.2 million. Of this amount, $6.1 million was used to fund the cash portion of acquisitions and to pay a portion of acquisition costs that were included as a component of accrued liabilities at December 31, 2003. Cash used for capital expenditures was $15.6 million, which was primarily for investments in fixed assets, consisting of trucks, containers, other equipment and landfill development. Cash provided by investing activities primarily included $1.3 million of net reductions of restricted cash.

For the three months ended March 31, 2005, net cash used in financing activities was $33.5 million, which primarily included $10.5 million of net borrowings under our various debt arrangements for the funding of capital expenditures and acquisitions, $9.3 million of proceeds from stock option and warrant exercises, less $44.9 million to repurchase shares of our common stock, $5.9 million of change in book overdraft and $2.4 million of cash distributions to minority interest holders.

For the three months ended March 31, 2004, net cash used in financing activities was $28.7 million, which primarily included $10.6 million of proceeds from stock option and warrant exercises, less $35.5 million of net payments under our various debt arrangements and $2.9 million of cash distributions to minority interest holders.

We made approximately $14.3 million in capital expenditures for property and equipment during the three months ended March 31, 2005. We expect to make capital expenditures of between $80 and $85 million in 2005 in connection with our existing business, depending on the construction timing for certain new landfills. We intend to fund our planned 2005 capital expenditures principally through existing cash, internally generated funds, and borrowings under our credit facility. In addition, we may make substantial additional capital expenditures in acquiring solid waste collection and disposal businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity. We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities. We believe that our credit facility and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future.

As of March 31, 2005, $274.5 million was outstanding under our senior secured revolving credit facility, exclusive of outstanding stand-by letters of credit of $50.7 million. The $13.5 million increase in outstanding borrowings under our credit facility in the first quarter of 2005 was primarily due to funding repurchases of our common stock, new acquisitions, and capital expenditures, partially offset by cash generated from operations and the proceeds from stock option exercises. As of March 31, 2004 and 2005, we were in compliance with all applicable covenants in our credit facility.

As of March 31, 2005, we had the following contractual obligations (in thousands):

                                                     Principal Payments Due by Period
                                ---------------------------------------------------------------
                                              Less Than     2 to 3       4 to 5       Over 5
Recorded Obligations               Total       1 Year        Years        Years        Years
------------------------------  -----------  -----------  -----------  -----------  -----------
Long-term debt (1), (2)            509,005        8,248       16,027      291,615      193,115
                                -----------  -----------  -----------  -----------  -----------
Total contractual cash
    obligations                    509,005        8,248       16,027      291,615      193,115
                                ===========  ===========  ===========  ===========  ===========

  Long-term debt payments include $274.5 million in principal payments due in 2009 related to our senior secured revolving credit facility. As of March 31, 2005, our credit facility allowed us to borrow up to $650 million. The known future obligations for debt do not include interest expense obligations.

  Holders of the Floating Rate Convertible Subordinated Notes due 2022 may require the Company to purchase their notes in cash at a price of par plus accrued interest, if any, upon a change in control of the Company, as defined in the indenture, or, for the first time, on May 1, 2009.

                                       Amount of Commitment Expiration Per Period
                                ---------------------------------------------------------------
                                              Less Than     2 to 3       4 to 5       Over 5
Unrecorded Obligations             Total       1 Year        Years        Years        Years
------------------------------  -----------  -----------  -----------  -----------  -----------
Operating leases (3)                50,488        6,093        9,991        7,676       26,728
Unconditional purchase
   obligations (3)                   8,311        8,311           --           --           --
                                -----------  -----------  -----------  -----------  -----------
Total commercial
   commitments                      58,799       14,404        9,991        7,676       26,728
                                ===========  ===========  ===========  ===========  ===========

(3) We are party to operating lease agreements and unconditional purchase obligations. These lease agreements and purchase obligations are established in the ordinary course of our business and are designed to provide us with access to facilities and products at competitive, market-driven prices. Our unconditional purchase obligation is a fixed-price fuel purchase contract under which we have 9.7 million gallons remaining to be purchased in equal monthly amounts before the contract expires on December 31, 2005, for a total unconditional purchase obligation of $8.3 million, plus taxes and transportation costs upon delivery, which is less than the current market price for fuel.

We have obtained stand-by letters of credit and financial surety bonds. These stand-by letters of credit and financial surety bonds are generally obtained to support our financial assurance needs and landfill operations. We had provided customers and various regulatory authorities with surety bonds in the aggregate amounts of approximately $121.4 million and $128.8 million at December 31, 2004 and March 31, 2005, respectively. These arrangements have not materially affected our financial position, results of operations or liquidity during the three months ended March 31, 2005, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

The minority interest holders of a majority-owned subsidiary of Waste Connections have a currently exercisable option (the put option) to require Waste Connections to complete the acquisition of this majority-owned subsidiary by purchasing their minority ownership interests at fair market value. The put option calculates the fair market value of the subsidiary based on its current operating income before depreciation and amortization, as defined in the put option agreement. The put option does not have a stated termination date. At March 31, 2005, the minority interest holders' pro rata share of the subsidiary's fair market value is estimated to be worth between $71 million and $85 million. Because the put is calculated at fair market value, no amounts have been accrued relative to the put option.

From time to time we evaluate our existing operations and their strategic importance to us. If we determine that a given operating unit does not have future strategic importance, we may sell or otherwise dispose of those operations. Although we believe our operations would not be impaired by such dispositions, we could incur losses as a result of them.

FREE CASH FLOW

We are providing free cash flow, a non-GAAP financial measure, because it is widely used by investors as a valuation and liquidity measure in the solid waste industry. This measure is not a substitute for, and should be used in conjunction with, GAAP financial measures. Management uses free cash flow as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We define free cash flow as net cash provided by operating activities, plus cash proceeds from disposal of assets, plus or minus any change in book overdraft, less capital expenditures and distributions to minority interest holders. Other companies may calculate free cash flow differently. Our free cash flow for the three months ended March 31, 2004 and 2005, is calculated as follows (in thousands):

                                                                         Three Months Ended
                                                                              March 31,
                                                                   --------------------------
                                                                       2004          2005
                                                                   ------------  ------------
Net cash provided by operating activities                         $     48,547  $     52,866
Less: Change in book overdraft                                            (658)       (5,916)
Plus: Cash proceeds from disposal of assets                                184           647
Less: Capital expenditures                                             (15,628)      (14,315)
Less: Distributions to minority interest holders                        (2,940)       (2,401)
                                                                   ------------  ------------
Free cash flow                                                    $     29,505  $     30,881
                                                                   ============  ============

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

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our market risk sensitive hedge positions and all other debt. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. We are exposed to cash flow risk due to changes in interest rates with respect to the net floating rate balances owed at December 31, 2004 and March 31, 2005, of $218.2 million and $231.4 million, respectively, including floating rate debt under our credit facility, our 2022 Notes, various floating rate notes payable to third parties and floating rate municipal bond obligations, offset by our debt effectively fixed under interest rate swap agreements. A one percent increase in interest rates on our variable-rate debt as of December 31, 2004 and March 31, 2005 would decrease our annual pre-tax income by approximately $2.2 million and $2.3 million, respectively. All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations.

We market a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals. We own and operate 26 recycling processing operations and sell other collected recyclable materials to third parties for processing before resale. Certain of our municipal recycling contracts in Washington specify benchmark resale prices for recycled commodities. If the prices we actually receive for the processed recycled commodities collected under the contract exceed the prices specified in the contract, we share the excess with the municipality, after recovering any previous shortfalls resulting from actual market prices falling below the prices specified in the contract. To reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties. Although there can be no assurance of market recoveries, in the event of a decline in recycled commodity prices, a 10% decrease in average recycled commodity prices from the prices that were in effect at March 31, 2004 and 2005 would have had the same impact as a $0.6 million decrease in revenues for the three months ended March 31, 2004 and 2005.

Although fuel and energy costs account for a relatively small portion of our total revenues, the price of fuel is volatile and rose substantially in 2004 and in the three-month period ending March 31, 2005. If we purchased diesel fuel at market prices to meet our current aggregate consumption levels, a ten cent increase in the price of diesel fuel would result in a decrease in our annual pre-tax income by approximately $1.7 million. In order to mitigate the impact of adverse fuel price changes, we entered into a fixed-price fuel purchase contract in 2003. We purchase approximately 75% of our current annual fuel consumption under the contract, which expires on December 31, 2005. As of March 31, 2005, we had 9.7 million gallons remaining to be purchased in equal monthly amounts at a total price of $8.3 million, plus taxes and transportation costs upon delivery, which is less than the current market price for fuel. For the three months ended March 31, 2005, we estimate that the contract provided a benefit of approximately $2.6 million compared to a recent quote we received for a similar long-term fixed price purchase contract for fuel.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2005 that our disclosure controls and procedures were effective at the reasonable assurance level such that information required to be disclosed in our Exchange Act reports (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2005, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have not been any material developments in any of the three legal proceedings described in our annual report on Form 10-K for the fiscal year ended December 31, 2004, including the Harper County case, the case of Karen Colleran, Conservator of the Estate of Robert Rooney v. Waste Connections of Nebraska, Inc., and the case of Cristobal Lazoya v. Waste Connections of Oklahoma, Inc. et al. Refer to Note 14 of the Notes to the Condensed Consolidated Financial Statements in Part I for a description of these legal proceedings.

From time to time, we pay fines or penalties in environmental proceedings relating primarily to our transfer and disposal facilities. As of March 31, 2005, there was one proceeding and one threatened proceeding of which we are aware involving our subsidiaries in which penalties in excess of $0.1 million are being sought. In neither of these proceedings do we reasonably believe that monetary sanctions, exclusive of interest and costs, will exceed $0.1 million. The complaint filed in the proceeding includes allegations that one of our subsidiaries committed violations under state environmental laws at a transfer station it operates and failed to comply with the facility permit requirements relating to record keeping and site operations. The letter we received threatening legal action alleges that another subsidiary committed violations under state law at a landfill it operates, failed to operate the landfill in accordance with the operational plan specified in the solid waste facility permit for the landfill, related permit conditions and the approved site application, and failed to comply with related operational requirements. We have not yet responded to either of these proceedings, but intend to defend these matters vigorously. We do not believe that the fines or other penalties in either of these matters, individually or in the aggregate, are likely to have a material adverse effect on our business, financial condition, operating results or cash flows.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 3, 2004, we announced that our Board of Directors authorized a common stock repurchase program for the repurchase of up to $200 million of our common stock over a two-year period. Under the program, we may repurchase stock in the open market or in privately negotiated transactions from time to time at management's discretion. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of our common stock and overall market conditions. From inception of the plan through March 31, 2005, we have repurchased 3.8 million shares of our common stock at a cost of $117.8 million, of which $108.9 million were purchased under the approved plan. The table below reflects repurchases we have made for the three months ended March 31, 2005:

(In thousands, except share and per share amounts)

                                                    Total Number           Maximum
                                                     of Shares        Approximate Dollar
                    Total Number      Average       Purchased as     Value of Shares that
                      of Shares     Price Paid    Part of Publicly   May Yet Be Purchased
Period                Purchased    Per Share (1) Announced Program    Under the Program
------------------- -------------  ------------- ------------------  --------------------
1/1/05 - 1/31/05              --  $          --                 --  $            136,060
2/1/05 - 2/28/05         267,000          34.17            267,000               126,937
3/1/05 - 3/31/05       1,027,800          34.85          1,027,800                91,119
                    -------------                ------------------
Total                  1,294,800          34.71          1,294,800
                    =============                ==================

  This amount represents the weighted average price paid per common share. This price includes a per share commission paid for all repurchases.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibits
3.1 (n)	Amended and Restated Certificate of Incorporation of the Registrant, in effect as of the date hereof
3.2 (o)	Amended and Restated Bylaws of the Registrant, in effect as of the date hereof
4.1 (a)	Form of Common Stock Certificate
4.2 (g)	Form of Note for the Registrant's Floating Rate Convertible Subordinated Notes Due 2022
4.3 (g) (+)	Indenture between the Registrant, as Issuer, and State Street Bank and Trust Company of California, N.A., as Trustee, dated as of April 30, 2002
4.4 (p)	Note No. 1 for the Registrant's new Floating Rate Convertible Subordinated Notes Due 2022
4.5 (p) (+)	Indenture between the Registrant, as Issuer, and U.S. Bank National Association, as Trustee, dated as of July 21, 2004
4.6 (p)	Note No. 2 for the Registrant's new Floating Rate Convertible Subordinated Notes due 2022
10.1 (c)	Second Amended and Restated 1997 Stock Option Plan
10.2 (a)	Form of Option Agreement
10.3 (a)	Form of Warrant Agreement
10.4 (a)	Form of Stock Purchase Agreement dated as of September 30, 1997
10.5 (d)	Second Amended Employment Agreement between the Registrant and Darrell Chambliss, dated as of June 1, 2000
10.6 (a)	Employment Agreement between the Registrant and Eugene V. Dupreau, dated as of February 23, 1998
10.7 (a)	Form of Indemnification Agreement entered into by the Registrant and each of its directors and officers
10.8 (b) (+)	Loan Agreement, dated as of June 1, 1998, between Madera Disposal Systems, Inc. and the California Pollution Control Financing Authority
10.9 (b)	Employment Agreement between the Registrant and David M. Hall, dated as of July 8, 1998
10.10 (f)	Employment Agreement between the Registrant and James M. Little, dated as of September 13, 1999
10.11 (f)	Employment Agreement between the Registrant and Jerri L. Hunt, dated as of October 25, 1999
10.12	Employment Agreement between the Registrant and Eric O. Hansen, dated as of January 1, 2001
10.13 (h)	Employment Agreement between the Registrant and Kenneth O. Rose, dated as of May 1, 2002
10.14 (h)	Employment Agreement between the Registrant and Robert D. Evans, dated as of May 10, 2002
10.15 (i)	2002 Senior Management Equity Incentive Plan
10.16 (i)	2002 Stock Option Plan
10.17 (j)	2002 Restricted Stock Plan
10.18 (k)	Consultant Incentive Plan
10.19 (l)	Employment Agreement between the Registrant and David G. Eddie, dated as of May 15, 2001
10.20 (l)	Employment Agreement between the Registrant and Worthing F. Jackman, dated as of April 11, 2003
10.21 (m)	Second Amended and Restated Employment Agreement between the Registrant and Ronald J. Mittelstaedt, dated as of March 1, 2004
10.22 (o)	Nonqualified Deferred Compensation Plan, dated July 1, 2004
10.23 (o)	2004 Equity Incentive Plan, as amended and restated July 20, 2004
10.24 (p)	Second Amended and Restated Employment Agreement between the Registrant and Steven Bouck, dated as of October 1, 2004
10.25 (q)	Amended and Restated Revolving Credit and Term Loan Agreement, dated as of November 17, 2004
10.26	Second Amended and Restated Employment Agreement between the Registrant and Ronald J. Mittelstaedt, dated as of March 1, 2004 (and as amended March 22, 2005)
10.27	Compensation Plan for Independent Directors, dated March 1, 2005
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certificate of Chief Executive Officer and Chief Financial Officer

(a) Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-1, Registration No. 333- 48029.

(b) Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-4, Registration No. 333- 59199.

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

(h) Incorporated by reference to the exhibit filed with the Registrant's Form 10-Q filed on August 13, 2002.

(i) Incorporated by reference to the exhibit filed with the Registrant's Form S-8 filed on February 21, 2002.

(j) Incorporated by reference to the exhibit filed with the Registrant's Form S-8 filed on June 19, 2002.

(k) Incorporated by reference to the exhibit filed with the Registrant's Form S-8 filed on January 8, 2003.

(l) Incorporated by reference to the exhibit filed with the Registrant's Form 10-Q filed on August 13, 2003.

(m) Incorporated by reference to the exhibit filed with the Registrant's Form 10-Q filed on April 22, 2004.

(n) Incorporated by reference to the exhibit filed with the Registrant's Form T-3 filed on June 16, 2004.

(o) Incorporated by reference to the exhibit filed with the Registrant's Form 10-Q filed on July 22, 2004.

(p) Incorporated by reference to the exhibit filed with the Registrant's Form 10-Q filed on October 22, 2004.

(q) Incorporated by reference to the exhibit filed with the Registrant's Form 10-K filed on February 28, 2005.

(+) Filed without exhibits and schedules (to be provided supplementally on request of the Commission).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASTE CONNECTIONS, INC.
Date: May 2, 2005	BY:	/s/ Ronald J. Mittelstaedt
Ronald J. Mittelstaedt,
Chief Executive Officer

Date: May 2, 2005	BY:	/s/ Worthing F. Jackman
Worthing F. Jackman,
Executive Vice President and Chief Financial Officer