Form 10-K/A
period 2004-12-31
WASTE CONNECTIONS INC/DE
filed 2005-08-10
CIK 1057058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to correct certain stock split related and typographical errors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, originally filed with the Securities and Exchange Commission on February 28, 2005.

The Form 10-K contains the following two errors, which resulted from the incorrect application of the effect of our three-for-two stock split (effective as of June 24, 2004) to our diluted earnings/income per share that this Form 10-K/A corrects. In Item 6, "Selected Financial Data," the 2001 diluted earnings per common share was $0.73 and not $0.84. In Item 8, "Financial Statements and Supplementary Data," in the unaudited footnote number 16, the first quarter 2004 diluted income per common share was $0.35 and not $0.50. No similar corrections are required to these numbers as provided in our other reports filed with the Securities and Exchange Commission.

The Form 10-K contains the following four typographical errors that this Form 10-K/A corrects. In Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the "Unrecorded Obligations" table, operating leases obligations were $50,488 in total ($6,093 due in less than 1 year; $9,991 due in years 1 to 3; $7,676 due in years 4 to 5; and $26,728 due in over 5 years) and not $50,323 in total ($6,093 due in less than 1 year; $9,885 due in years 1 to 3; $7,616 due in years 4 to 5; and $26,729 due in over 5 years).

For convenience and ease of reference, this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, is restated in its entirety, and includes as Exhibits 31 and 32 new certifications by our chief executive officer and chief financial officer as required by Exchange Act Rule 12b-15. This Form 10-K/A does not reflect events occurring after the original filing of our 2004 Annual Report on Form 10-K or modify or update the disclosures therein in any way other than as described above.

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

                                                                                YEARS ENDED DECEMBER 31,
                                                           ---------------------------------------------------------------
                                                              2000       2001 (a)     2002 (b)     2003 (b)     2004 (b)
                                                           -----------  -----------  -----------  -----------  -----------
                                                                         (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
  Revenues                                                $   303,212  $   376,235  $   483,135  $   547,035  $   629,363
  Operating expenses:
    Cost of operations                                        173,792      209,910      270,559      304,111      359,542
    Selling, general and administrative                        25,520       31,956       45,521       51,772       61,761
    Depreciation and amortization                              27,022       35,955       37,743       45,717       55,424
    Loss on disposal of assets                                    983        4,879          290          193        2,317
                                                           -----------  -----------  -----------  -----------  -----------
  Income from operations                                       75,895       93,535      129,022      145,242      150,319

  Interest expense                                            (28,491)     (29,571)     (31,372)     (31,666)     (21,724)
  Other income (expense), net                                     116       (6,196)        (524)         160       (2,817)
                                                           -----------  -----------  -----------  -----------  -----------
  Income before income tax provision
    and minority interests                                     47,520       57,768       97,126      113,736      125,778

  Minority interests                                               --       (7,338)      (9,367)     (10,549)     (11,520)
                                                           -----------  -----------  -----------  -----------  -----------
  Income from continuing operations before income taxes        47,520       50,430       87,759      103,187      114,258

  Income tax provision                                        (19,317)     (19,849)     (32,806)     (37,470)     (41,748)
                                                           -----------  -----------  -----------  -----------  -----------
  Income from continuing operations                            28,203       30,581       54,953       65,717       72,510

  Income (loss) on discontinued operations, net of tax            (14)         (53)         513         (403)        (239)
  Cumulative effect of change in accounting
    principle, net of tax expense of $166                          --           --           --          282           --
                                                           -----------  -----------  -----------  -----------  -----------
  Net income                                              $    28,189  $    30,528  $    55,466  $    65,596  $    72,271
                                                           ===========  ===========  ===========  ===========  ===========

  Basic earnings per common share:
    Income from continuing operations                     $      0.81  $      0.75  $      1.32  $      1.54  $      1.56
    Discontinued operations                                        --           --         0.01        (0.01)       (0.01)
    Cumulative effect of change in accounting principle            --           --           --         0.01           --
                                                           -----------  -----------  -----------  -----------  -----------
    Net income per common share                           $      0.81  $      0.75  $      1.33  $      1.54  $      1.55
                                                           ===========  ===========  ===========  ===========  ===========

  Diluted earnings per common share:
    Income from continuing operations                     $      0.78  $      0.73  $      1.25  $      1.45  $      1.50
    Discontinued operations                                        --           --         0.01        (0.01)          --
    Cumulative effect of change in accounting principle            --           --           --         0.01           --
                                                           -----------  -----------  -----------  -----------  -----------
    Net income per common share                           $      0.78  $      0.73  $      1.26  $      1.45  $      1.50
                                                           ===========  ===========  ===========  ===========  ===========

  Shares used in calculating basic income per share (c)    34,952,037   40,604,528   41,625,963   42,490,944   46,581,441
                                                           ===========  ===========  ===========  ===========  ===========
  Shares used in calculating diluted income per share (c)  35,992,491   41,513,459   48,488,436   49,307,478   49,470,217
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

                                        Amount of Commitment Expiration Per Period
                             ---------------------------------------------------------------
                                           Less Than 1
  Unrecorded Obligations        Total         Year     1 to 3 Years 4 to 5 Years Over 5 Years
---------------------------  -----------  -----------  -----------  -----------  -----------
Operating leases (3)        $    50,488  $     6,093  $     9,991  $     7,676  $    26,728
Unconditional purchase
  Obligations (3)                10,987       10,987           --           --           --
                             -----------  -----------  -----------  -----------  -----------
Total unrecorded obligations$    61,475  $    17,080  $     9,991  $     7,676  $    26,728
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

The following table summarizes the unaudited consolidated quarterly results of operations as reported for 2004:

                                                          First      Second      Third      Fourth
                                                         Quarter     Quarter    Quarter     Quarter
                                                        ---------   ---------  ---------   ---------
Revenues:
    2004 as reported                                  $  145,964  $  157,322  $ 162,420  $  163,657
Gross profit:
    2004 as reported                                      63,371      68,714     72,592      65,144
Income from continuing operations:
    2004 as reported                                      16,238      19,099     22,561      14,612
Income (loss) on discontinued operations, net of tax:
    2004 as reported                                         (36)         72       (110)       (165)
Net income:
    2004 as reported                                  $   16,202  $   19,171  $  22,451  $   14,447
Basic income per common share:
    Before discontinued operations
    2004 as reported                                  $     0.38  $     0.40  $    0.47  $     0.31
    Net income per common share:
    2004 as reported                                  $     0.37  $     0.40  $    0.47  $     0.30
Diluted income per common share:
    Before discontinued operations
    2004 as reported                                  $     0.35  $     0.39  $    0.46  $     0.30
    Net income per common share:
    2004 as reported                                  $     0.35  $     0.39  $    0.46  $     0.30

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

Date: August 5, 2005

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ronald J. Mittelstaedt Ronald J. Mittelstaedt	Chief Executive Officer and Chairman (principal executive officer)	August 5, 2005
/s/ Worthing F. Jackman Worthing F. Jackman	Executive Vice President and Chief Financial Officer (principal financial officer)	August 5, 2005
/s/ David G. Eddie * David G. Eddie	Vice President - Corporate Controller (principal accounting officer)	August 5, 2005
/s/ Eugene V. Dupreau * Eugene V. Dupreau	Director and Regional Vice President - Western Region	August 5, 2005
/s/ Michael W. Harlan * Michael W. Harlan	Director	August 5, 2005
/s/ William J. Razzouk * William J. Razzouk	Director	August 5, 2005
/s/ Robert H. Davis * Robert H. Davis	Director	August 5, 2005
*By: /s/ Ronald J. Mittelstaedt Ronald J. Mittelstaedt	Attorney-in-fact	August 5, 2005

WASTE CONNECTIONS, INC.

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2002, 2003 and 2004

(in thousands)

                                                           Additions
                                                     ------------------------   Deductions
                                        Balance at   Charged to   Charged to   (Write-offs,  Balance at
                                       Beginning of   Costs and      Other        Net of       End of
             Description                   Year       Expenses     Accounts    Collections)     Year
-------------------------------------  ------------  -----------  -----------  ------------  ----------
Allowance for Doubtful Accounts:
    Year Ended December 31, 2002      $      2,167  $     2,809           --  $     (2,467) $    2,509
    Year Ended December 31, 2003             2,509        2,792           --        (2,731)      2,570
    Year Ended December 31, 2004             2,570        2,930           --        (3,086)      2,414

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
3.1 (o)	Amended and Restated Certificate of Incorporation of the Registrant, in effect as of the date hereof
3.2 (p)	Amended and Restated Bylaws of the Registrant, in effect as of the date hereof
4.1 (a)	Form of Common Stock Certificate
4.2 (g)	Note for the Registrant's 5.5% Convertible Subordinated Notes due April 15, 2006
4.3 (g) (+)	Indenture between the Registrant, as Issuer, and State Street Bank and Trust Company, as Trustee, dated as of April 4, 2001
4.4 (h)	Form of Note for the Registrant's Floating Rate Convertible Subordinated Notes Due 2022
4.5 (h) (+)	Indenture between the Registrant, as Issuer, and State Street Bank and Trust Company of California, N.A., as Trustee, dated as of April 30, 2002
4.6 (q)	Note No. 1 for the Registrant's new Floating Rate Convertible Subordinated Notes Due 2022
4.7 (q) (+)	Indenture between the Registrant, as Issuer, and U.S. Bank National Association, as Trustee, dated as of July 21, 2004
4.8 (q)	Note No. 2 for the Registrant's new Floating Rate Convertible Subordinated Notes due 2022
10.1 (c)	Second Amended and Restated 1997 Stock Option Plan
10.2 (a)	Form of Option Agreement
10.3 (a)	Form of Warrant Agreement
10.4 (a)	Form of Stock Purchase Agreement dated as of September 30, 1997
10.5 (d)	Second Amended Employment Agreement between the Registrant and Darrell Chambliss, dated as of June 1, 2000
10.6 (d)	Second Amended Employment Agreement between the Registrant and Michael Foos, dated as of June 1, 2000
10.7 (a)	Employment Agreement between the Registrant and Eugene V. Dupreau, dated as of February 23, 1998
10.8 (a)	Form of Indemnification Agreement entered into by the Registrant and each of its directors and officers
10.9 (b) (+)	Loan Agreement, dated as of June 1, 1998, between Madera Disposal Systems, Inc. and the California Pollution Control Financing Authority
10.10 (b)	Employment Agreement between the Registrant and David M. Hall, dated as of July 8, 1998
10.11 (f)	Employment Agreement between the Registrant and James M. Little, dated as of September 13, 1999
10.12 (f)	Employment Agreement between the Registrant and Jerri L. Hunt, dated as of October 25, 1999
10.13 (i)	Employment Agreement between the Registrant and Kenneth O. Rose, dated as of May 1, 2002
10.14 (i)	Employment Agreement between the Registrant and Robert D. Evans, dated as of May 10, 2002
10.15 (j)	2002 Senior Management Equity Incentive Plan
10.16 (j)	2002 Stock Option Plan
10.17 (k)	2002 Restricted Stock Plan
10.18 (l)	Consultant Incentive Plan
10.19 (m)	Employment Agreement between the Registrant and David G. Eddie, dated as of May 15, 2001
10.20 (m)	Employment Agreement between the Registrant and Worthing F. Jackman, dated as of April 11, 2003
10.21 (n)	Second Amended and Restated Employment Agreement between the Registrant and Ronald J. Mittelstaedt, dated March 1, 2004
10.22 (p)	Nonqualified Deferred Compensation Plan, dated July 1, 2004
10.23 (p)	2004 Equity Incentive Plan, as amended and restated July 20, 2004
10.24 (q)	Second Amended and Restated Employment Agreement between the Registrant and Steven Bouck, dated as of October 1, 2004
10.25 (r)	Amended and Restated Revolving Credit and Term Loan Agreement, dated as of November 17, 2004
12.1 (r)	Statement regarding Computation of Ratios
21.1 (r)	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith) PDF
24.1 (r)	Power of Attorney
31.1	Certification of Chief Executive Officer PDF
31.2	Certification of Chief Financial Officer PDF
32.1	Certificate of Chief Executive Officer and Chief Financial Officer PDF

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

(r) Incorporated by reference to the exhibit filed with the Registrant's Form 10-K filed on February 28, 2005.

(+) Filed without exhibits and schedules (to be provided supplementally on request of the Commission).