Form 10-Q
period 2005-09-30
WASTE CONNECTIONS INC/DE
filed 2005-10-27
CIK 1057058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

YES    ☒        NO    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES    ☐        NO    ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

As of October 14, 2005:	46,382,960 shares of common stock

WASTE CONNECTIONS, INC.
FORM 10-Q

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

                                                                                           December 31,  September 30,
                                                                                              2004           2005
                                                                                          -------------  -------------
ASSETS
Current assets:
   Cash and equivalents                                                                  $       3,610  $       6,734
   Accounts receivable, less allowance for doubtful accounts of $2,414 and
        $2,406 at December 31, 2004 and September 30, 2005, respectively                        80,864         93,305
   Deferred tax assets                                                                              --          4,296
   Prepaid expenses and other current assets                                                    17,008         15,867
                                                                                          -------------  -------------
      Total current assets                                                                     101,482        120,202

Property and equipment, net                                                                    640,730        676,205
Goodwill                                                                                       642,773        720,033
Intangible assets, net                                                                          68,741         86,895
Restricted  cash                                                                                14,159         13,320
Other assets, net                                                                               23,598         30,582
                                                                                          -------------  -------------
                                                                                         $   1,491,483  $   1,647,237
                                                                                          =============  =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                      $      34,280  $      46,837
   Book overdraft                                                                                8,661          5,147
   Accrued liabilities                                                                          38,780         49,001
   Deferred revenue                                                                             24,155         29,155
   Current portion of long-term debt and notes payable                                           9,266          9,791
                                                                                          -------------  -------------
      Total current liabilities                                                                115,142        139,931

Long-term debt and notes payable                                                               489,343        576,132
Other long-term liabilities                                                                      9,020         19,719
Deferred income taxes                                                                          146,035        170,429
                                                                                          -------------  -------------
      Total liabilities                                                                        759,540        906,211

Commitments and contingencies
Minority interests                                                                              24,421         25,166

Stockholders' equity:
   Preferred stock: $0.01 par value; 7,500,000 shares authorized; none
        issued and outstanding                                                                      --             --
   Common stock: $0.01 par value; 100,000,000 shares authorized;
        47,605,791 and 46,317,813 shares issued and outstanding at
        December 31, 2004 and September 30, 2005, respectively                                     476            463
   Additional paid-in capital                                                                  444,404        385,953
   Deferred stock compensation                                                                  (1,598)        (2,302)
   Retained earnings                                                                           261,365        326,606
   Accumulated other comprehensive income                                                        2,875          5,140
                                                                                          -------------  -------------
      Total stockholders' equity                                                               707,522        715,860
                                                                                          -------------  -------------
                                                                                         $   1,491,483  $   1,647,237
                                                                                          =============  =============

See accompanying notes.

WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share and per share amounts)

                                                                           Three Months Ended           Nine Months Ended
                                                                                 September 30,              September 30,
                                                                        ------------------------   ------------------------
                                                                           2004         2005          2004         2005
                                                                        -----------  -----------   -----------  -----------
Revenues                                                               $   161,175  $   188,745   $   462,048  $   533,454

Operating expenses:
    Cost of operations                                                      88,682      108,049       257,693      305,815
    Selling, general and administrative                                     15,628       17,686        45,519       51,924
    Depreciation and amortization                                           13,931       16,728        39,985       47,278
    Gain on disposal of assets                                                (125)        (198)         (156)        (332)
                                                                        -----------  -----------   -----------  -----------
Operating income                                                            43,059       46,480       119,007      128,769

Interest expense                                                            (4,928)      (6,033)      (16,925)     (16,543)
Other income (expense), net                                                      3           55        (1,400)         226
                                                                        -----------  -----------   -----------  -----------
Income before minority interests and income tax provision                   38,134       40,502       100,682      112,452

Minority interests                                                          (3,309)      (3,158)       (8,995)      (9,272)
Income tax provision                                                       (12,130)     (12,869)      (33,300)     (37,360)
                                                                        -----------  -----------   -----------  -----------
Income from continuing operations                                           22,695       24,475        58,387       65,820

Loss on discontinued operations, net of tax (Note 4)                          (244)          --          (563)        (579)
                                                                        -----------  -----------   -----------  -----------
Net income                                                             $    22,451  $    24,475   $    57,824  $    65,241
                                                                        ===========  ===========   ===========  ===========

Basic earnings per common share:
   Income from continuing operations                                   $      0.48  $      0.53   $      1.26  $      1.40
   Discontinued operations                                                   (0.01)          --         (0.01)       (0.01)
                                                                        -----------  -----------   -----------  -----------
   Net income per common share                                         $      0.47  $      0.53   $      1.25  $      1.39
                                                                        ===========  ===========   ===========  ===========

Diluted earnings per common share:
   Income from continuing operations                                   $      0.46  $      0.51   $      1.21  $      1.36
   Discontinued operations                                                      --           --         (0.01)       (0.02)
                                                                        -----------  -----------   -----------  -----------
   Net income per common share                                         $      0.46  $      0.51   $      1.20  $      1.34
                                                                        ===========  ===========   ===========  ===========

Shares used in calculating basic income per share                       47,725,447   46,523,711    46,152,184   46,904,412
                                                                        ===========  ===========   ===========  ===========
Shares used in calculating diluted income per share                     48,966,181   48,122,605    49,538,370   48,511,858
                                                                        ===========  ===========   ===========  ===========

See accompanying notes.

WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
Nine Months Ended September 30, 2005
(in thousands, except share and per share amounts)
(Unaudited)

                                                                                                                              Stockholders' Equity
                                                                         ----------------------------------------------------------------------------------------
                                                                                                                Accumulated
                                                                               Common Stock       Additional       Other        Deferred
                                                          Comprehensive  ----------------------    Paid-in     Comprehensive     Stock      Retained
                                                             Income        Shares      Amount      Capital        Income      Compensation  Earnings     Total
                                                         --------------- -----------  ---------  ------------  -------------  ------------ ----------  ----------
Balances at December 31, 2004                                            47,605,791  $     476  $    444,404  $       2,875  $     (1,598)   261,365  $  707,522
Issuance of common stock warrants to consultants                                 --         --            95             --            --         --          95
Vesting of restricted stock                                                  29,923         --            --             --            --         --          --
Cancellation of unvested restricted stock                                        --         --          (586)            --            97         --        (489)
Issuance of unvested restricted stock                                            --         --         1,702             --        (1,702)        --          --
Amortization of deferred stock compensation                                      --         --            --             --           940         --         940
Exercise of stock options and warrants,
    including tax benefit of $6,987                                       1,298,104         13        32,190             --            --         --      32,203
Repurchase of common stock                                               (2,616,005)       (26)      (91,891)            --            --         --     (91,917)
Stock options granted below fair market value                                    --         --            39             --           (39)                    --
Net income                                             $         65,241          --         --            --             --            --     65,241      65,241
Changes in value of interest rate swaps, net of tax               2,851          --         --            --          2,851            --         --       2,851
Amounts reclassified into earnings, net of tax                     (586)         --         --            --           (586)           --         --        (586)
                                                         ---------------
Comprehensive income                                   $         67,506          --         --            --             --            --         --          --
                                                         =============== -----------  ---------  ------------  -------------  ------------ ----------  ----------
Balances at September 30, 2005                                           46,317,813  $     463  $    385,953  $       5,140  $     (2,302)   326,606  $  715,860
                                                                         ===========  =========  ============  =============  ============ ==========  ==========

See accompanying notes.

WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

                                                                                                   Nine Months Ended
                                                                                                       September 30,
                                                                                               ----------------------
                                                                                                  2004        2005
                                                                                               ----------  ----------
Cash flows from operating activities:
   Net income                                                                                 $   57,824  $   65,241
   Adjustments to reconcile net income to
      net cash provided by operating activities:
         Loss (gain) on disposal of assets                                                           119        (529)
         Depreciation                                                                             39,979      45,450
         Amortization of intangibles                                                               1,867       2,077
         Deferred income taxes, net of acquisitions                                               15,420      (4,814)
         Minority interests                                                                        8,995       9,272
         Amortization of debt issuance costs                                                       1,740       1,430
         Stock-based compensation                                                                    736         940
         Interest income on restricted cash                                                         (206)       (272)
         Closure and post-closure accretion                                                          308         509
         Tax benefit on the exercise of stock options                                              6,099       6,987
         Net change in operating assets and liabilities, net of acquisitions                       5,155      23,505
                                                                                               ----------  ----------
Net cash provided by operating activities                                                        138,036     149,796
                                                                                               ----------  ----------
Cash flows from investing activities:
   Payments for acquisitions, net of cash acquired                                               (13,737)    (73,548)
   Capital expenditures for property and equipment                                               (56,201)    (61,418)
   Proceeds from disposal of assets                                                                  718       4,420
   Net change in other assets                                                                      4,174         499
                                                                                               ----------  ----------
Net cash used in investing activities                                                            (65,046)   (130,047)
                                                                                               ----------  ----------
Cash flows from financing activities:
   Proceeds from long-term debt                                                                  127,000     195,098
   Principal payments on notes payable and long-term debt                                       (167,962)   (132,939)
   Change in book overdraft                                                                       (1,555)     (3,514)
   Distributions to minority interest holders                                                     (8,869)     (8,526)
   Proceeds from option and warrant exercises                                                     29,760      25,216
   Payments for repurchase of common stock                                                       (51,206)    (91,917)
   Debt issuance costs                                                                              (457)        (43)
                                                                                               ----------  ----------
Net cash used in financing activities                                                            (73,289)    (16,625)
                                                                                               ----------  ----------
Net (decrease) increase in cash and equivalents                                                     (299)      3,124
Cash and equivalents at beginning of period                                                        5,276       3,610
                                                                                               ----------  ----------
Cash and equivalents at end of period                                                         $    4,977  $    6,734
                                                                                               ==========  ==========
Non-cash financing activity:
   Liabilities assumed and notes payable issued to sellers of
      businesses acquired                                                                     $   15,566  $   25,481
   Conversion of 2006 Convertible Subordinated Notes to equity                                $  123,648          --

See accompanying notes.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share, per share and per ton amounts)

1. BASIS OF PRESENTATION AND SUMMARY

The accompanying condensed consolidated financial statements relate to Waste Connections, Inc. and its subsidiaries (the "Company") as of September 30, 2005 and for the three and nine month periods ended September 30, 2004 and 2005. The consolidated financial statements of the Company include the accounts of Waste Connections, Inc. and its wholly-owned and majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The Company's condensed consolidated balance sheet as of September 30, 2005, the condensed consolidated statements of income for the three and nine months ended September 30, 2004 and 2005, the condensed consolidated statements of stockholders' equity and comprehensive income for the nine months ended September 30, 2005, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2004 and 2005 are unaudited. In the opinion of management, such consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented. The consolidated financial statements presented herein should be read in conjunction with the Company's 2004 annual report on Form 10-K/A.

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

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)'s fair value method will have a significant impact on the Company's results of operations, although it will have no impact on the Company's overall cash flows. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share included within Note 5 to the Company's consolidated financial statements.

SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $6,099 and $6,987 for the nine months ended September 30, 2004 and 2005, respectively.

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

SFAS 154

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections ("SFAS 154") which replaces APB Opinion No. 20, Accounting Changes (APB No. 20), and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Specifically, SFAS 154 requires "retrospective application" of the direct effect for a voluntary change in accounting principle to prior periods' financial statements, if it is practicable to do so. SFAS 154 also strictly redefines the term "restatement" to mean the correction of an error by revising previously issued financial statements. SFAS 154 replaces APB No. 20, which requires that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. Unless adopted early, SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material impact on the Company's financial position or results of operations except to the extent that the statement requires retrospective application in circumstances that would previously have been affected in the period of the change under APB No. 20.

3. RECLASSIFICATION

Certain amounts reported in the Company's prior years' consolidated financial statements have been reclassified to conform with the 2005 presentation.

4. DISCONTINUED OPERATIONS

In the third and fourth quarters of 2004, the Company disposed of all of its operations in the state of Georgia and a hauling operation in Washington. The operations in Georgia were exchanged for hauling, transfer and disposal operations in Tennessee and Mississippi. In the second quarter of 2005, the Company disposed of a hauling operation in Utah and exited a landfill operating contract with a finite term in California. The three and nine month periods ending September 30, 2004 and nine month period ending September 30, 2005 have been restated to present the results for these operations as discontinued operations.

The table below reflects the discontinued operations for the three and nine months ended September 30, 2004 and nine months ended September 30, 2005 as follows:

                                                   Three Months Ended     Nine Months Ended
                                                       September 30,        September 30,
                                                       ----------     ----------   ----------
                                                          2004           2004         2005
                                                       ----------     ----------   ----------

Revenues                                              $    4,269     $   13,215   $    1,367
Operating expenses:
    Cost of operations                                     3,323         10,265        2,041
    Selling, general and administrative                      477          1,624          196
    Depreciation and amortization                            620          1,861          249
    Loss (gain) on disposal of assets and operations         (55)            68         (197)
                                                       ----------     ----------   ----------
Loss from operations of discontinued operations              (96)          (603)        (922)

Income tax (provision) benefit                              (148)            40          343
                                                       ----------     ----------   ----------
Loss on discontinued operations                       $     (244)    $     (563)  $     (579)
                                                       ==========     ==========   ==========

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

The following table summarizes the Company's pro forma net income and pro forma basic and diluted earnings per share for the three and nine months ended September 30, 2004 and 2005:

                                                               Three Months Ended              Nine Months Ended
                                                                    September 30,                 September 30,
                                                        ----------------------------     ----------------------------
                                                            2004           2005              2004           2005
                                                        -------------  -------------     -------------  -------------
Net income, as reported                                $      22,451  $      24,475     $      57,824  $      65,241
Add: stock-based employee compensation
    expense included in reported net
    income, net of related tax effects                           178            270               463            591
Deduct: total stock-based employee
    compensation expense determined
    under fair value method for all awards,
    net of related tax effects                                (2,065)        (2,561)           (6,319)        (6,190)
                                                        -------------  -------------     -------------  -------------
Pro forma net income                                   $      20,564  $      22,184     $      51,968  $      59,642
                                                        =============  =============     =============  =============

Earnings per share:
    Basic - as reported                                $        0.47  $        0.53     $        1.25  $        1.39
    Basic - pro forma                                  $        0.43  $        0.48     $        1.15  $        1.27

    Diluted - as reported                              $        0.46  $        0.51     $        1.20  $        1.34
    Diluted - pro forma                                $        0.42  $        0.46     $        1.09  $        1.24

6. LANDFILL ACCOUNTING

At September 30, 2005, the Company owned 22 landfills, and operated, but did not own, five landfills under life-of-site operating contracts and six landfills under operating contracts with finite terms. The Company also owns two municipal solid waste landfill sites and one construction and demolition landfill site that are permitted for operation, but were not constructed as of September 30, 2005. In October 2004, the Company gave notice to terminate the operating contract for one landfill with a finite term, from which the Company generated approximately $900 of revenues for the year ended December 31, 2004. The contract for this landfill expired in April 2005.

The Company's landfills have site costs with a net book value of $402,505 at September 30, 2005. With the exception of three owned landfills that only accept construction and demolition waste and one construction and demolition landfill permitted for operation, but not constructed, all landfills that the Company owns or operates are municipal solid waste landfills. For the Company's six landfills operated under agreements with finite terms, the owner of the property, generally a municipality, usually owns the permit and is generally responsible for closure and post-closure obligations. The Company is responsible for all closure and post-closure liabilities for three of the five operating landfills that it operates under life-of-site operating agreements.

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

Based on remaining permitted capacity as of September 30, 2005, and projected annual disposal volumes, the average remaining landfill life for the Company's owned landfills and landfills operated under life-of-site operating agreements is approximately 48 years. The Company is currently seeking to expand permitted capacity at seven of its owned landfills and two landfills that it operates under life-of-site operating agreements, and considers the achievement of these expansions to be probable. Although the Company cannot be certain that all future expansions will be permitted as designed, the average remaining life, when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume, of the Company's owned landfills and landfills operated under life-of-site operating agreements is 59 years, with lives ranging from 1 to 244 years.

The Company uses the units of consumption method to calculate the depletion rate at the landfills it owns and the landfills it operates under life-of-site operating agreements. This methodology divides the costs associated with acquiring, permitting and developing the permitted and expansion areas of the landfill by the total remaining permitted and probable expansion disposal capacity of that landfill. The resulting per unit depletion rate is applied to each ton of waste disposed at the landfill and is recorded as expense for that period. During the nine months ended September 30, 2004 and 2005, the Company expensed approximately $11,461 and $12,591, respectively, or an average of $2.33 and $2.51 per ton consumed, respectively, related to landfill depletion.

The Company reserves for closure and post-closure maintenance obligations at the landfills it owns and certain landfills it operates under life-of-site operating agreements. Final capping costs are included in the calculation of closure and post-closure liabilities. The Company calculates the net present value of its closure and post-closure commitments recorded in 2005 assuming a 2.5% inflation rate and a 7.5% discount rate. The resulting closure and post-closure obligation is recorded on the balance sheet as an addition to site costs and amortized to depletion expense as the landfill's airspace is consumed. During the nine months ended September 30, 2004 and 2005, the Company expensed approximately $308 and $509, respectively, or an average of $0.06 and $0.10 per ton consumed, respectively, related to closure and post-closure accretion expense.

The following is a reconciliation of the Company's closure and post-closure liability balance from December 31, 2004 to September 30, 2005:

Closure and post-closure liability at December 31, 2004                           $     5,860
Increase in closure and post-closure liability from changes
     in annual engineering cost estimates                                               1,558
Liabilities incurred                                                                      750
Accretion expense                                                                         509
Third party closure and post-closure liability                                          6,574
                                                                                   -----------
Closure and post-closure liability at September 30, 2005                          $    15,251
                                                                                   ===========

The Company owns two landfills for which the prior owner is obligated to reimburse Waste Connections for certain costs the Company incurs for final capping, closure and post-closure activities on the portion of the landfill utilized by the prior owner. Prior to January 1, 2005, the Company netted the expected reimbursement from the prior owner within its closure and post-closure obligation. In 2005, the Company is accruing the prior owner's portion of the closure and post-closure obligation of $6,574 as of September 30, 2005 within the balance sheet classification of other long-term liabilities, and the Company recorded a corresponding receivable of $6,574 from the prior owner in long-term other assets.

At September 30, 2005, $11,356 of the Company's restricted cash balance was for purposes of settling future closure and post-closure liabilities.

7. ACQUISITIONS

During the nine months ended September 30, 2004, the Company acquired nine non-hazardous solid waste collection and disposal businesses. Aggregate consideration for the acquisitions consisted of $11,053 in cash (net of cash acquired), $4,346 in notes payable to sellers, common stock warrants valued at $223, and the assumption of debt totaling $11,220.

During the nine months ended September 30, 2005, the Company acquired thirteen non-hazardous solid waste collection and disposal businesses. Aggregate consideration for the acquisitions consisted of $71,098 in cash (net of cash acquired), common stock warrants valued at $42 and the assumption of debt and other obligations totaling $25,481.

The results of operations of the acquired businesses have been included in the Company's consolidated financial statements from their respective acquisition dates.

The purchase prices have been allocated to the identified intangible assets and tangible assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition, with any residual amounts allocated to goodwill. The purchase price allocations are considered preliminary until the Company is no longer waiting for information that it has arranged to obtain and that is known to be available or obtainable. Although the time required to obtain the necessary information will vary with circumstances specific to an individual acquisition, the "allocation period" for finalizing purchase price allocations generally does not exceed one year from the consummation of a business combination. In 2005, the Company completed a final review of the income tax basis of the assets acquired in an acquisition completed prior to 2005. Based on the Company's review, the income tax basis of the assets acquired was revised and is less than the amount the Company initially recorded. In addition, the fair value of the assets recorded required revision based on the Company's 2005 review. As a result, the Company recorded a net increase of approximately $19,800 to goodwill and a corresponding increase of approximately $19,800 to deferred income tax liabilities as of June 30, 2005. The impact on the Company's income statements for the three and nine month periods ended September 30, 2005 and on any prior period was inconsequential.

As of September 30, 2005, the Company had eleven acquisitions for which purchase price allocations were preliminary, mainly as a result of pending working capital valuations. The Company believes the potential changes to its preliminary purchase price allocations will not have a material impact on its financial condition, results of operations or cash flows.

A summary of the preliminary purchase price allocations for the acquisitions consummated in the nine months ended September 30, 2004 and 2005 is as follows:

                                                                       2004           2005
                                                                   Acquisitions    Acquisitions
Acquired assets:                                                   -----------     -----------
    Accounts receivable                                           $     1,136     $     3,141
    Prepaid expenses and other current assets                              68             439
    Property and equipment                                              9,488          21,168
    Goodwill                                                           13,904          58,604
    Long-term franchise agreements and contracts                        5,127           3,263
    Indefinite-lived intangibles                                           --           6,646
    Other intangibles                                                     299           9,570
    Non-competition agreements                                            122             752
Assumed liabilities:
    Accounts payable                                                   (1,377)         (1,852)
    Accrued liabilities                                                (1,687)         (2,150)
    Debt and other liabilities assumed                                (15,566)        (25,481)
    Deferred revenue                                                      (95)         (1,735)
    Deferred taxes                                                       (143)         (1,225)
                                                                   -----------     -----------
    Total cash consideration, net                                 $    11,276     $    71,140
                                                                   ===========     ===========

During the nine months ended September 30, 2005, the Company paid $2,450 of acquisition-related liabilities accrued at December 31, 2004. During the nine months ended September 30, 2004, the Company paid $2,684 of acquisition-related liabilities accrued at December 31, 2003.

The thirteen acquisitions acquired in the nine months ended September 30, 2005 were not material to the Company's results of operations.

Goodwill and intangibles, net, acquired in the nine months ended September 30, 2004, totaling $12,721 and $5,134, respectively, are expected to be deductible for tax purposes. Goodwill and intangibles, net, acquired in the nine months ended September 30, 2005, totaling $57,444 and $18,121 respectively, are expected to be deductible for tax purposes.

8. INTANGIBLE ASSETS

Intangible assets, exclusive of goodwill, consist of the following as of September 30, 2005:

                                                   Gross                          Net
                                                 Carrying      Accumulated     Carrying
                                                  Amount      Amortization      Amount
                                               -------------  -------------  -------------
Amortizable intangible assets:
      Long-term franchise agreements and
        contracts                             $      55,062         (5,024)        50,038
      Non-competition agreements                      4,742         (3,330)         1,412
      Other, net                                     13,101         (1,504)        11,597
                                               -------------  -------------  -------------
                                                     72,905         (9,858)        63,047
Nonamortized intangible assets:
      Indefinite-lived intangible assets             23,848             --         23,848
                                               -------------  -------------  -------------
Intangible assets, exclusive of goodwill      $      96,753         (9,858)        86,895
                                               =============  =============  =============

The weighted-average amortization period for long-term contracts, non-competition agreements and other intangibles acquired during the nine months ended September 30, 2005 are 21.5, 4.4, and 7.6 years, respectively.

The amounts assigned to indefinite-lived intangible assets consist of the value of certain perpetual rights to provide solid waste collection and transportation services in specified territories. These indefinite-lived intangible assets were subject to amortization prior to the Company's adoption of SFAS No. 142.

Estimated future amortization expense of amortizable intangible assets for the next five years is as follows:

For the year ended December 31, 2005          $       3,054
For the year ended December 31, 2006                  3,792
For the year ended December 31, 2007                  3,663
For the year ended December 31, 2008                  3,359
For the year ended December 31, 2009                  3,274

9. LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                 December 31,   September 30,
                                                                                     2004            2005
                                                                                --------------  --------------

Revolver under Credit Facility, bearing interest ranging                       $      261,000  $      355,500
  from 3.3% to 6.8%
2022 Floating Rate Convertible Subordinated Notes,                                    175,000         175,000
  bearing interest ranging from 2.7% to 4.2%
2001 Wasco Bonds, bearing interest from 7.0%                                           12,560          12,165
  to 7.2%
California Tax-Exempt Bonds, bearing interest ranging                                  25,685          24,045
  from 1.6% to 3.09%
Notes payable to sellers in connection with acquisitions,
  bearing interest at 5.2% to 7.5%, principal
  and interest payments due periodically with due dates
  ranging from 2005 to 2036                                                             9,214           7,589
Notes payable to third parties, bearing interest at 4.8%
  to 11%, principal and interest payments due periodically
  with due dates ranging from 2005 to 2010                                             15,150          11,624
                                                                                --------------  --------------
                                                                                      498,609         585,923
Less - current portion                                                                 (9,266)         (9,791)
                                                                                --------------  --------------
                                                                               $      489,343  $      576,132
                                                                                ==============  ==============

*Interest rates in the table above represent the range of interest rates incurred during the nine month period ended September 30, 2005.

The Company has entered into interest rate swap agreements to hedge risk associated with fluctuations in interest rates. In May 2003, the Company entered into two interest rate swap agreements. Each interest rate swap agreement has a notional amount of $87,500 and effectively fixes the interest rate on the notional amount at interest rates ranging from 2.67% to 2.68%, plus applicable margin. The effective date of the swap agreements was February 2004 and each swap agreement expires in February 2007. In March 2004, the Company entered into two three-year interest rate swap agreements. Each interest rate swap agreement has a notional amount of $37,500 and effectively fixes the interest rate on the notional amount at an interest rate of 2.25%, plus applicable margin. The effective date of the swap agreements was March 2004 and each swap agreement expires in March 2007.

In September 2005, the Company entered into two new forward- starting interest rate swap agreements. The interest rate swap agreements have notional amounts of $175,000 and $75,000 and effectively fix the interest rates on the notional amounts at interest rates of 4.33% and 4.34%, respectively, plus applicable margins. The effective dates of the $175,000 and $75,000 swap agreements are February 2007 and March 2007, respectively, and the expiration dates are February 2009 and March 2009, respectively.

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

10. DILUTED EARNINGS PER SHARE CALCULATION

The following table sets forth the numerator and denominator used in the computation of basic and diluted net income per share for the three and nine months ended September 30, 2004 and 2005:

                                                                           Three Months Ended            Nine Months Ended
                                                                                 September 30,              September 30,
                                                                        ------------------------   ------------------------
                                                                           2004         2005          2004         2005
                                                                        -----------  -----------   -----------  -----------
Numerator:
    Net income for basic earnings per share                            $    22,451  $    24,475   $    57,824  $    65,241
    Interest expense on convertible
       subordinated notes due 2006,
       net of tax effects                                                       --           --         1,707           --
                                                                        -----------  -----------   -----------  -----------
    Net income for diluted earnings per share                          $    22,451  $    24,475   $    59,531  $    65,241
                                                                        ===========  ===========   ===========  ===========
Denominator:
    Basic shares outstanding                                            47,725,447   46,523,711    46,152,184   46,904,412
    Dilutive effect of convertible
       subordinated notes due 2006                                              --           --     2,275,832           --
    Dilutive effect of convertible
       subordinated notes due 2022                                              --      518,949            --      424,489
    Dilutive effect of options and warrants                              1,208,960    1,056,248     1,088,212    1,153,723
    Dilutive effect of restricted stock                                     31,774       23,697        22,142       29,234
                                                                        -----------  -----------   -----------  -----------
    Diluted shares outstanding                                          48,966,181   48,122,605    49,538,370   48,511,858
                                                                        ===========  ===========   ===========  ===========

The Company's 2006 Convertible Subordinated Notes were redeemed in April 2004. Prior to redemption, these notes were convertible at any time at the option of the holders into a total of 5,917,163 shares of common stock. These shares were included in the computation of diluted net income per share for the nine months ended September 30, 2004. The Company's 2022 Floating Rate Convertible Subordinated Notes are convertible, under certain circumstances, into 5,424,668 shares of common stock. The Floating Rate Convertible Subordinated Notes due 2022 were exchanged in 2004 and now require (subject to certain exceptions) payment of the principal value in cash and net share settle of the conversion value in excess of the principal value of the notes upon conversion. In accordance with EITF 04-8, the Company has included the dilutive effect of the conversion value in excess of the principal value of the notes in the computation of diluted net income per share for the three and nine months ended September 30, 2005.

For the three months ended September 30, 2004 and 2005, stock options and warrants to purchase 750 and 18,500 shares, respectively, were excluded from the computation of diluted earnings per share as they were anti- dilutive. For the nine months ended September 30, 2004 and 2005, stock options and warrants to purchase 2,700 and 20,000 shares, respectively, were excluded from the computation of diluted earnings per share as they were anti-dilutive.

11. COMPREHENSIVE INCOME

Comprehensive income includes changes in the fair value of interest rate swaps that qualify for hedge accounting. The difference between net income and comprehensive income for the three and nine months ended September 30, 2004 and 2005 is as follows:

                                                                            Three Months Ended           Nine Months Ended
                                                                                 September 30,              September 30,
                                                                        ------------------------   ------------------------
                                                                           2004         2005          2004         2005
                                                                        -----------  -----------   -----------  -----------
Net income                                                                  22,451       24,475        57,824       65,241
Unrealized gain on interest rate swaps,
    net of tax expense of $1,872 and $1,056
    for the three months ended September 30, 2004 and
    2005, respectively, and $784 and $1,342
    for the nine months ended September 30, 2004 and
    2005, respectively                                                       3,174        1,784         1,322        2,265

                                                                        -----------  -----------   -----------  -----------
Comprehensive income                                                        25,625       26,259        59,146       67,506
                                                                        ===========  ===========   ===========  ===========

The components of other comprehensive income and related tax effects for the three and nine months ended September 30, 2004 and 2005 are as follows:

                                                  Three months ended September 30, 2004
                                                 -------------------------------------
                                                    Gross     Tax effect   Net of tax
                                                 -----------  -----------  -----------
Amounts reclassified into earnings              $       647  $       239  $       408
Changes in fair value of interest rate swaps          4,399        1,633        2,766
                                                 -----------  -----------  -----------
                                                $     5,046  $     1,872  $     3,174
                                                 ===========  ===========  ===========

                                                  Three months ended Septeber 30, 2005
                                                 -------------------------------------
                                                    Gross     Tax effect   Net of tax
                                                 -----------  -----------  -----------
Amounts reclassified into earnings              $      (628) $      (234) $      (394)
Changes in fair value of interest rate swaps          3,468        1,290        2,178
                                                 -----------  -----------  -----------
                                                $     2,840  $     1,056  $     1,784
                                                 ===========  ===========  ===========

                                                  Nine months ended September 30, 2004
                                                 -------------------------------------
                                                    Gross     Tax effect   Net of tax
                                                 -----------  -----------  -----------
Amounts reclassified into earnings              $     2,013  $       746  $     1,267
Changes in fair value of interest rate swaps             93           38           55
                                                 -----------  -----------  -----------
                                                $     2,106  $       784  $     1,322
                                                 ===========  ===========  ===========

                                                  Nine months ended September 30, 2005
                                                 -------------------------------------
                                                    Gross     Tax effect   Net of tax
                                                 -----------  -----------  -----------
Amounts reclassified into earnings              $      (933) $      (347) $      (586)
Changes in fair value of interest rate swaps          4,540        1,689        2,851
                                                 -----------  -----------  -----------
                                                $     3,607  $     1,342  $     2,265
                                                 ===========  ===========  ===========

The estimated amount of the existing unrealized gains as of September 30, 2005 (based on the interest rate yield curve at that date) included in accumulated other comprehensive income expected to be reclassified into pre-tax earnings within the next 12 months is $4,542. The timing of actual amounts reclassified into earnings is dependent on future movements in interest rates.

12. SHARE REPURCHASE PROGRAM

On May 3, 2004, the Company announced that its Board of Directors had authorized a common stock repurchase program for the repurchase of up to $200,000 of common stock over a two-year period. On July 25, 2005, the Company announced that its Board of Directors authorized a $100,000 increase to its existing $200,000 common stock repurchase program. The Board also extended the program's term through March 31, 2007 from its existing term end of May 2, 2006. Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management's discretion. The timing and amounts of any repurchases will depend on many factors, including the Company's capital structure, the market price of the common stock and overall market conditions. During the nine months ended September 30, 2004 and 2005, the Company repurchased 1,850,737 and 2,616,005 shares, respectively, of its common stock under this program at a cost of $51,207 and $91,917, respectively. As of September 30, 2005, the remaining maximum dollar value of shares available for purchase under the program is approximately $144,144.

13. COMMITMENTS AND CONTINGENCIES

The Company's subsidiary, Rhino Solid Waste, Inc., owns undeveloped property in Chaparral, New Mexico, for which it sought a permit to operate a municipal solid waste landfill.  After a public hearing, the New Mexico Environment Department approved the permit for the facility on January 30, 2002.  Colonias Development Council, or CDC, a nonprofit organization, opposed the permit at the public hearing and appealed the Department's decision to the Court of Appeals of New Mexico, primarily on the grounds that the Department failed to consider the social impact of the landfill on the community of Chaparral, and failed to consider regional planning issues.  In Colonias Dev. Council v. Rhino Envtl. Servs. (In re Rhino Envtl. Servs.), 134 N.M. 637, 640 (N.M. Ct. App., 2003), the Court of Appeals affirmed the Department's decision to grant the landfill permit.  CDC then appealed that decision to the Supreme Court of the state of New Mexico.  On July 18, 2005, the Supreme Court reversed the Court of Appeals' decision, and remanded the matter back to the Department to conduct a limited public hearing on certain evidence CDC claims was wrongfully excluded from consideration by the hearing officer, and to allow the Department to reconsider the evidence already proffered concerning the impact of the landfill on the surrounding community's quality of life.  At September 30, 2005, the Company had $8,039 of capitalized expenditures related to this landfill development project.  If the Company is not ultimately issued a permit to operate the municipal solid waste landfill, the Company will be required to expense in a future period the $8,039 of capitalized expenditures, less the recoverable value of the undeveloped property and other amounts recovered, which would likely have a material adverse effect on our reported income for that period.

The Company owns undeveloped property in Harper County, Kansas, where it intends to construct and operate a municipal solid waste landfill. In 2002, the Company received a special use permit from Harper County for zoning the landfill and in 2003 it received a draft permit from the Kansas Department of Health and Environment to construct and operate the landfill. On April 1, 2002, a citizens' group calling itself "Tri-County Concerned Citizens" filed an action in the District Court of Harper County, Kansas, against the Board of Commissioners of Harper County challenging the permit. The Company intervened in the case. In July 2003, the District Court invalidated the previously issued zoning permit. On August 20, 2004, the Kansas Court of Appeals reversed the District Court ruling and upheld the zoning permit. The landfill opponents appealed this decision to the Kansas Supreme Court, which denied the appeal on December 14, 2004, and ordered the District Court to re- instate the previously approved zoning permit. On September 2, 2005, the Kansas Department of Health and Environment issued a final permit to operate the landfill, and the Company has begun construction on the site. On October 3, 2005, landfill opponents filed a case (Board of Commissioners of Sumner County, Kansas, Tri-County Concerned Citizens and Dalton Holland v. Roderick Bremby, Secretary of the Kansas Department of Health and Environment et. al) in the District Court of Shawnee County, Kansas, alleging that a site analysis prepared for the Company and submitted to the Department as part of the process leading to the issuance of the permit was deficient in several respects. The action seeks to stay the effectiveness of the permit and to nullify it. The Company has filed a motion to intervene in this case. At September 30, 2005, the Company had $4,821 of capitalized expenditures related to this landfill development project. While the Company believes that the final permit will not be nullified, if it is nullified for any reason, the Company would likely appeal the decision or take steps to have the permit re-instated. If the Company is not successful in doing so, however, the Company will be required to expense in a future period the $4,821 of capitalized expenditures, less the recoverable value of the undeveloped property and other amounts recovered, which would likely have a material adverse effect on its reported income for that period.

The Company is a party to various claims and suits pending for alleged damages to persons and property and alleged liabilities occurring during the normal operations of the solid waste management business. In the case of Karen Colleran, Conservator of the Estate of Robert Rooney v. Waste Connections of Nebraska, Inc., which was filed in the District Court of Valley County, Nebraska, on October 31, 2003, the plaintiff seeks recovery for damages allegedly suffered by Father Robert Rooney when the bicycle he was riding collided with one of the Company's garbage trucks in Valley County, Nebraska. The complaint alleges that Father Rooney suffered serious bodily injury, including traumatic brain injury. The plaintiff seeks recovery of past medical expenses of approximately $430 and an unspecified amount for future medical expenses and home healthcare, past pain and suffering, future pain and suffering, lost income, loss of earning capacity, and permanent injury and disability. The plaintiff has made a settlement demand of $4,500. The Company's primary defense is that the plaintiff is not entitled to any damages under Nebraska law because the negligence of Father Rooney was equal to or greater than any negligence on the part of the driver, and the Company intends to defend this case vigorously on these and other grounds. Substantial pre-trial discovery has been taken and the case is set for trial on February 6, 2006. The Company has not accrued any potential loss as of September 30, 2005; however, an adverse outcome in this case coupled with a significant award to the plaintiff could have an adverse effect on the Company's reported income in the period incurred. Under the vehicle liability insurance policy applicable to this claim, the Company has a deductible of $2,000 per incident.

In the case of Cristobal Lozoya v. Waste Connections of Oklahoma, Inc. et al., which was filed in the District Court of Oklahoma County, Oklahoma, on September 27, 2004, the plaintiff seeks recovery for injuries he suffered in an accident at the Company's Oklahoma City landfill. The defendants are Waste Connections of Oklahoma, the individual operator of the equipment involved in the accident, and a personnel agency that employed the operator. The plaintiff has alleged that the defendants' actions and/or omissions constituted gross negligence and a reckless disregard for the rights and safety of others, thereby entitling plaintiff to punitive damages in an unspecified amount. The Company intends to defend this action vigorously and to seek contribution for any damage award from the personnel agency. If the case proceeds to trial and punitive damages are awarded, they would not be covered by insurance. This case is in the early stages of discovery, and the Company has not accrued any potential loss for punitive damages as of September 30, 2005; however, an adverse outcome in this case coupled with a significant award to the plaintiff could have a material adverse effect on the Company's reported income in the period incurred.

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

In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business. Except as noted in the legal cases described above, as of September 30, 2005, there is no current proceeding or litigation involving the Company that the Company believes will have a material adverse impact on its business, financial condition, results of operations or cash flows.

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

Our business and operations are subject to a variety of risks and uncertainties and, consequently, actual results may differ materially from those projected by any forward-looking statements.  Factors that could cause actual results to differ from those projected include, but are not limited to, the following: (1) the expiration of our fuel purchase contract and increased fuel prices may adversely affect our business; (2) increases in insurance costs and the amount that we self-insure for various risks could reduce our operating margins and reported earnings; (3) increases in labor and disposal and related transportation costs could reduce our operating margins; (4) our acquisitions may not be successful, resulting in changes in strategy, operating losses or a loss on sale of the business acquired; (5) the geographic concentration of our business makes our results vulnerable to economic and seasonal or weather-related factors affecting the regions in which we operate; (6) our Amended and Restated Credit Agreement and other factors and considerations may limit the number of shares repurchased under our stock repurchase program; (7) our growth may be limited by the inability to renew or successfully defend challenges to landfill operating permits, obtain new landfills and expand existing ones; (8) we may incur additional charges related to capitalized expenditures, which would decrease our earnings; (9) extensive and evolving environmental laws and regulations may restrict our operations and growth and increase our costs; (10) we may be subject in the normal course of business to judicial and administrative proceedings that could interrupt our operations, require expensive remediation or other payments and create negative publicity; (11) our adoption of new accounting standards or interpretations could adversely impact our results; and (12) our business and earnings may be adversely affected by our inability to successfully implement additional price increases and surcharges to meet continuing cost pressures.

These risks and uncertainties, as well as others, are discussed in greater detail in our other filings with the Securities and Exchange Commission, including our most recent Annual Report on Form 10-K/A. There may be additional risks of which we are not presently aware or that we currently believe are immaterial which could have an adverse impact on our business. We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances that may change.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere herein.

OVERVIEW

We are an integrated solid waste services company that provides solid waste collection, transfer, disposal and recycling services in mostly secondary markets in the Western and Southern U.S. As of September 30, 2005, we served more than one million residential, commercial and industrial customers from a network of operations in 23 states: Alabama, Arizona, California, Colorado, Idaho, Illinois, Iowa, Kansas, Kentucky, Minnesota, Mississippi, Montana, Nebraska, New Mexico, Ohio, Oklahoma, Oregon, South Dakota, Tennessee, Texas, Utah, Washington and Wyoming. As of that date, we owned or operated a network of 113 solid waste collection operations, 32 transfer stations, 26 recycling operations, 30 municipal solid waste landfills, three construction and demolition landfills, and two municipal solid waste landfill sites and one construction and demolition landfill site that are permitted for operation, but not constructed. We also provide intermodal services for the rail haul movement of cargo containers in the Pacific Northwest through a network of six intermodal facilities.

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements. As described by the Securities and Exchange Commission, critical accounting estimates and assumptions are those that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and that have a material impact on our financial condition or operating performance. There was only one change to our critical accounting estimates and assumptions in the nine months ended September 30, 2005, which is described below. Refer to our most recent Annual Report on Form 10-K/A for a complete description of our critical accounting estimates and assumptions.

Landfill final capping, closure and post-closure obligations. Consistent with the prior year, we accrue for estimated final capping, closure and post-closure maintenance obligations at the landfills we own, and certain landfills that we operate, but do not own, under life-of-site operating agreements.

We own two landfills for which the prior landfill owner is obligated to reimburse us for certain costs that we incur for final capping, closure and post-closure activities on the portion of the landfill utilized by the prior owner. Prior to January 1, 2005, we netted the expected reimbursement from the prior owner within our closure and post-closure obligation. Effective January 1, 2005, we are accruing for the prior owner's portion of the closure and post-closure obligation within the balance sheet classification of other long-term liabilities, and we recorded a corresponding receivable in long-term other assets from the prior owner for this balance. We accrue the closure and post-closure liability and corresponding receivable at the same inflation and discount rates used for all our landfills.

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

More than 50% of our revenues for the nine months ended September 30, 2005, were derived from market areas where services are provided predominantly under exclusive franchise agreements, long-term municipal contracts and governmental certificates, or G Certificates. G Certificates grant us perpetual and exclusive collection rights in the covered areas in the state of Washington. Contracts with counties and municipalities and G Certificates provide relatively consistent cash flow during the terms of the contracts. Since we bill most residential customers quarterly, subscription agreements also provide a stable source of revenues for us.

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

The table below shows for the periods indicated our total reported revenues attributable to services provided.

                                    Three Months Ended September 30,
                                 ---------------------------------------
                                    2004                 2005
                                 ------------------   ------------------
Collection                      $  121,201    65.5% $  134,634    62.7%
Disposal and transfer               55,373    30.0       60,182    28.0
Intermodal                              --      --       10,394     4.8
Recycling and other                  8,294     4.5        9,731     4.5
                                 ------------------   ------------------
Total                           $  184,868   100.0% $  214,941   100.0%
                                 ==================   ==================

Intercompany elimination        $   23,693           $   26,196

                                     Nine Months Ended September 30,
                                 ---------------------------------------
                                    2004                 2005
                                 ------------------   ------------------
Collection                      $  349,211    66.0% $  380,201    62.5%
Disposal and transfer              156,400    29.5      169,716    27.9
Intermodal                              --      --       30,622     5.0
Recycling and other                 23,762     4.5       28,207     4.6
                                 ------------------   ------------------
Total                           $  529,373   100.0% $  608,746   100.0%
                                 ==================   ==================

Intercompany elimination        $   67,325           $   75,292

Cost of operations includes labor and benefits, tipping fees paid to third-party disposal facilities, equipment maintenance, workers' compensation, vehicle insurance, claims expense, third-party transportation expense, fuel, the cost of materials we purchase for recycling, district and state taxes and host community fees and royalties. Our significant costs of operations during the nine months ended September 2005 were labor, third-party disposal and transportation, cost of vehicle maintenance, taxes and fees and fuel. We use a number of programs to reduce overall cost of operations, including increasing the use of automated routes to reduce labor and workers' compensation exposure, comprehensive maintenance and health and safety programs, and increasing the use of transfer stations to further enhance internalization rates. For the remainder of 2005, we are obligated to purchase approximately 3.2 million gallons of diesel fuel, or approximately 75% of our current estimated fuel consumption during the period, under a fixed-price fuel contract that expires on December 31, 2005, at a price per gallon below current market prices. For the nine months ended September 30, 2005, we estimate that the contract provided a benefit of approximately $9.7 million compared to average market prices. For the remainder of 2005, we estimate that the contract could provide a benefit of approximately $4.2 million compared to average market prices estimated for the three months ended September 30, 2005.

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

At September 30, 2005, we had 310.9 million tons of permitted remaining airspace capacity and 66.5 million tons of probable expansion airspace capacity at our 27 owned and operated landfills and landfills operated under life-of-site operating agreements. We do not measure remaining airspace capacity at the six landfills we operate under contracts with finite terms. Based on remaining permitted capacity as of September 30, 2005, and projected annual disposal volumes, the average remaining landfill life for our owned landfills and landfills operated under life-of-site operating agreements is approximately 48 years. The operating agreements for which the contracted term is less than the life of the landfill have expiration dates from 2005 to 2017.

The disposal tonnage that we received in the nine months ended September 30, 2004 and 2005 at all of our landfills owned or operated during the respective period is shown below (tons in thousands):

                                                      September 30, 2004    September 30, 2005
                                                  -------------------   -------------------
                                                   Number     Total      Number     Total
                                                  of Sites    Tons      of Sites    Tons
                                                  --------- ---------   --------- ---------
Owned landfills or landfills operated                   25     4,732          27     5,014
   under life-of-site contracts
Landfills classified as discontinued operations          2       332           1        54
Operated landfills                                       7       611           6       630
                                                  --------- ---------   --------- ---------
                                                        34     5,675          34     5,698
                                                  ========= =========   ========= =========

We capitalize some third-party expenditures related to pending acquisitions or development projects, such as legal, engineering and interest expenses. We expense indirect acquisition costs, such as executive and corporate overhead, public relations and other corporate services, as we incur them. We charge against net income any unamortized capitalized expenditures and advances (net of any portion that we believe we may recover through sale or otherwise) that may become impaired, such as those that relate to any operation that is permanently shut down and any pending acquisition or landfill development project that we believe will not be completed. We routinely evaluate all capitalized costs, and expense those related to projects that we believe are not likely to succeed. At September 30, 2005, we had less than $0.1 million in capitalized expenditures relating to pending acquisitions.

Our subsidiary, Rhino Solid Waste, Inc., owns undeveloped property in Chaparral, New Mexico. On January 30, 2002, the New Mexico Environment Department granted a final order approving a permit to operate a municipal solid waste landfill on the property.  The Supreme Court of the state of New Mexico set aside that final order on July 18, 2005, and remanded the matter to the Department for further consideration. For further description, see Note 13 to our Condensed Consolidated Financial Statements included under Part I Item 1, and Part II Item 1 (Legal Proceedings) of this Form 10-Q. At September 30, 2005, we had $8.0 million of capitalized expenditures related to this landfill development project.  If we are not ultimately issued a permit to operate the landfill, we will be required to expense in a future period the $8.0 million of capitalized expenditures, less the recoverable value of the undeveloped property and other amounts recovered, which would likely have a material adverse effect on our reported income for that period.

On September 2, 2005, we received a permit from the state of Kansas to construct and operate a municipal solid waste landfill at the undeveloped property we own in Harper County, Kansas. On October 3, 2005, landfill opponents filed a suit against the Kansas Department of Health and Environment challenging the permit. We have filed a motion to intervene in the case. For further description, see Note 13 to our Condensed Consolidated Financial Statements included under Part I Item 1, and Part II Item 1 (Legal Proceedings) of this Form 10-Q. At September 30, 2005, we had $4.8 million of capitalized expenditures related to this landfill development project. We believe the challenge to our permit will be defeated. If the permit is ultimately nullified, however, we will be required to expense in a future period the $4.8 million of capitalized expenditures, less the recoverable value of the undeveloped property and other amounts recovered, which would likely have a material adverse effect on our reported income for that period.

We periodically evaluate our intangible assets for potential impairment indicators. If any impairment indicators are present, a test of recoverability is performed by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If the carrying values are in excess of undiscounted expected future cash flows, impairment is measured by comparing the fair value of the asset to its carrying value. If the fair value of an asset is determined to be less than the carrying amount of the asset or asset group, an impairment in the amount of the difference is recorded in the period that the impairment indicator occurs. As of September 30, 2005, there have been no material adjustments to the carrying amounts of intangibles resulting from these evaluations. Additionally, we test goodwill and indefinite-lived intangible assets for impairment annually using the process prescribed in SFAS No. 142. As of September 30, 2005, there have been no adjustments to the carrying amounts of goodwill or indefinite-lived intangible assets. As of September 30, 2005, goodwill and other intangible assets represented 49.0% of total assets and 112.7% of stockholders' equity.

NEW ACCOUNTING PRONOUNCEMENTS

For a description of the new accounting standards that affect us, see Note 2 to our Condensed Consolidated Financial Statements included under Part I, Item 1 of this Form 10-Q.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2005

The following table sets forth items in our consolidated statements of income as a percentage of revenues for the periods indicated.

                                                                            Three Months Ended           Nine Months Ended
                                                                                September 30,                September 30,
                                                                        ------------------------   ------------------------
                                                                           2004         2005          2004         2005
                                                                        -----------  -----------   -----------  -----------
Revenues                                                                     100.0%      100.0%       100.0%      100.0%
Cost of operations                                                            55.0         57.2          55.8         57.4
Selling, general and administrative                                            9.7          9.4           9.8          9.7
Depreciation and amortization                                                  8.7          8.9           8.6          8.9
Gain on disposal of assets                                                    (0.1)        (0.1)           --         (0.1)
                                                                        -----------  -----------   -----------  -----------
Operating income                                                              26.7         24.6          25.8         24.1

Interest expense                                                              (3.1)        (3.2)         (3.7)        (3.1)
Other income (expense), net                                                     --           --          (0.3)          --
Minority interests                                                            (2.1)        (1.6)         (2.0)        (1.7)
Income tax provision                                                          (7.5)        (6.8)         (7.2)        (7.0)
Loss on discontinued operations, net of tax                                   (0.1)          --          (0.1)        (0.1)
                                                                        -----------  -----------   -----------  -----------
Net income                                                                    13.9%       13.0%        12.5%       12.2%
                                                                        ===========  ===========   ===========  ===========

Revenues. Total revenues increased $27.5 million, or 17.1%, to $188.7 million for the three months ended September 30, 2005, from $161.2 million for the three months ended September 30, 2004. Acquisitions closed subsequent to September 30, 2004, increased revenues approximately $19.8 million. Increases in recyclable commodity prices increased revenues by $0.3 million and increased prices charged to our customers and volume changes in our existing business resulted in a net revenue increase of approximately $7.4 million.

Revenues for the nine months ended September 30, 2005 increased $71.5 million or 15.5%, to $533.5 million from $462.0 million for the nine months ended September 30, 2004. Acquisitions closed subsequent to September 30, 2004, and the full-period inclusion of revenues from acquisitions closed during the nine months September 30, 2004, increased revenues approximately $50.3 million. Increases in recyclable commodity prices increased revenues by $1.0 million, and increased prices charged to our customers and volume changes in our existing customer base resulted in a net revenue increase of $20.2 million.

Cost of Operations. Total cost of operations increased $19.3 million, or 21.8%, to $108.0 million for the three months ended September 30, 2005, from $88.7 million for the three months ended September 30, 2004. Cost of operations increased $48.1 million, or 18.7%, to $305.8 million for the nine months ended September 30, 2005, from $257.7 million for the nine months ended September 30, 2004. The increases were attributable to operating costs associated with acquisitions closed subsequent to September 30, 2004, higher fuel costs, increased franchise and landfill taxes, increased labor expenses, third party transportation costs and equipment maintenance costs associated with higher collection and disposal volumes.

Cost of operations as a percentage of revenues increased 2.2 percentage points to 57.2% for the three months ended September 30, 2005, from 55.0% for the three months ended September 30, 2004. The increase as a percentage of revenues was primarily attributable to increased fuel costs, increased franchise and landfill taxes, third party transportation costs, maintenance and repair expenses, an increase in the severity of medical claims under our self-insured medical benefits program, and the acquisition of companies subsequent to September 30, 2004, having operating margins below our company average, partially offset by a decrease in disposal expenses.

Cost of operations as a percentage of revenues increased 1.6 percentage points to 57.4% for the nine months ended September 30, 2005, from 55.8% for the nine months ended September 30, 2004. The increase as a percentage of revenues was primarily attributable to increased fuel costs, increased franchise and landfill taxes, third party transportation costs, maintenance and repair expenses, and the acquisition of companies subsequent to September 30, 2004, having operating margins below our company average, partially offset by a decrease in disposal expenses associated with improved waste volume internalization.

SG&A. SG&A expenses increased $2.1 million, or 13.2%, to $17.7 million for the three months ended September 30, 2005, from $15.6 million for the three months ended September 30, 2004. The increase in SG&A expenses was primarily the result of additional personnel from acquisitions closed subsequent to September 30, 2004, increased payroll expense due to increased headcount to support our base operations and increased salaries, costs incurred to negotiate a new labor agreement in our San Jose market, and increased professional fees and related costs associated with auditing and management's assessment of internal controls required by Section 404 of the Sarbanes-Oxley Act, partially offset by a decrease in management bonus expense.

SG&A expenses increased $6.4 million, or 14.1%, to $51.9 million for the nine months ended September 30, 2005, from $45.5 million for the nine months ended September 30, 2004. The increase in SG&A expenses was primarily the result of additional personnel from acquisitions closed subsequent to September 30, 2004, increased payroll expense due to increased headcount to support our base operations and increased salaries, increased professional fees and related costs associated with auditing and management's assessment of internal controls required by Section 404 of the Sarbanes-Oxley Act, partially offset by a decrease in management bonus expense.

SG&A expenses as a percentage of revenues decreased 0.3 percentage points to 9.4% for the three months ended September 30, 2005, from 9.7% for the three months ended September 30, 2004. SG&A expenses as a percentage of revenues decreased 0.1 percentage points to 9.7% for the nine months ended September 30, 2005, from 9.8% for the nine months ended September 30, 2004. The decreases as a percentage of revenues were primarily attributable to decreased management bonus expense and the acquisition of companies subsequent to September 30, 2004, which had lower SG&A expenses as a percentage of revenues.

Depreciation and Amortization. Depreciation and amortization expense increased $2.8 million, or 20.1%, to $16.7 million for the three months ended September 30, 2005, from $13.9 million for the three months ended September 30, 2004. Depreciation and amortization expense increased $7.3 million, or 18.2%, to $47.3 million for the nine months ended September 30, 2005, from $40.0 million for the nine months ended September 30, 2004. The increases were primarily attributable to depreciation associated with acquisitions closed subsequent to September 30, 2004, increased depletion expenses resulting from increases in disposal volumes at our landfills, and increased depreciation expense resulting from new facilities, fleet and equipment acquired subsequent to September 30, 2004, to support our base operations.

Depreciation and amortization expense as a percentage of revenues increased 0.2 percentage points to 8.9% for the three months ended September 30, 2005, from 8.7% for the three months ended September 30, 2004. Depreciation and amortization expense as a percentage of revenues increased 0.3 percentage points to 8.9% for the nine months ended September 30, 2005, from 8.6% for the nine months ended September 30, 2004. The increases in depreciation expense as a percentage of revenues were the result of depreciation expense associated with facilities, fleet and equipment upgrades, and increased depletion expense resulting from increases in disposal volumes at our landfills, partially offset by a decrease in depreciation expense as a percentage of revenues due to the intermodal acquisition closed in the fourth quarter of 2004; intermodal equipment is depreciated over longer useful lives than our other equipment.

Operating Income. Operating income increased $3.4 million, or 7.9%, to $46.5 million for the three months ended September 30, 2005, from $43.1 million for the three months ended September 30, 2004. Operating income for the nine months ended September 30, 2005, increased $9.8 million, or 8.2%, to $128.8 million from $119.0 million during the nine months ended September 30, 2004. The increases were primarily attributable to the growth in revenues, partially offset by increased operating costs, recurring SG&A expenses to support the revenue growth, and increased depreciation and amortization expenses.

Operating income as a percentage of revenues decreased 2.1 percentage points to 24.6% for the three months ended September 30, 2005, from 26.7% during the three months ended September 30, 2004. Operating income as a percentage of revenues decreased 1.7 percentage points to 24.1% for the nine months ended September 30, 2005, from 25.8% for the nine months ended September 30, 2004. The decreases were due to the aforementioned percentage of revenue increases in cost of operations, SG&A expense, and depreciation and amortization expenses.

Interest Expense. Interest expense increased $1.1 million, or 22.4%, to $6.0 million for the three months ended September 30, 2005, from $4.9 million for the three months ended September 30, 2004. The increase in interest expense was attributable to increases in our total outstanding debt balances, increased interest rates on floating rate debt not fixed under our swap agreements, and an increase in loan fee expense related to the reduction in the amortization period for the 2022 Floating Rate Convertible Subordinated Notes. For the nine months ended September 30, 2005, interest expense decreased by $0.4 million, or 2.3%, to $16.5 million, from $16.9 for the nine months ended September 30, 2004. The decrease was attributable to declines in our total outstanding debt balances. The decrease in our debt balances was primarily due to the redemption of our $150 million aggregate principal amount, 5.5% Convertible Subordinated Notes due 2006, which resulted in the conversion of $123.6 million of the outstanding note principal into our common stock, partially offset by additional borrowings to fund acquisitions and repurchases of our common stock.

Other Income (Expense). Other income (expense) increased to an income total of $0.2 million for the nine months ended September 30, 2005, from an expense total of $1.4 million for the nine months ended September 30, 2004. Other expense in the nine months ended September 30, 2004 primarily consists of $1.5 million of costs associated with the redemption of our $150 million 5.5% Convertible Subordinated Notes due 2006. These redemption costs included early redemption premium payments and the write-off of a portion of the unamortized debt issuance costs.

Minority Interests. Minority interests decreased $0.1 million, or 4.6%, to $3.2 million for the three months ended September 30, 2005, from $3.3 million for the three months ended September 30, 2004. Minority interests increased $0.3 million or 3.1%, to $9.3 million for the nine months ended September 30, 2005, from $9.0 million for the nine months ended September 30, 2004. The changes in minority interests were related to changes in earnings by our majority-owned subsidiaries.

Provision for Income Taxes. Income taxes increased $0.8 million, or 6.1%, to $12.9 million for the three months ended September 30, 2005, from $12.1 million for the three months ended September 30, 2004. Income taxes increased $4.1 million or 12.2%, to $37.4 million from $33.3 million for the nine months ended September 30, 2004.

These increases were due to increased pre-tax earnings which were partially offset by a decrease in our effective tax rate. Our effective tax rates for the three and nine months ended September 30, 2005, were 34.5% and 36.2%, respectively, as compared to 35.4% and 36.5% in the three and nine months ended September 30, 2004, respectively. The decrease in our effective tax rate was due to the reversal of certain tax contingencies that expired in the current year periods.

Net Income. Net income increased $2.0 million, or 9.0%, to $24.5 million for the three months ended September 30, 2005, from $22.5 million for the three months ended September 30, 2004. The increase was primarily attributable to increased operating income and decreased minority interests expense, partially offset by increased interest expense and income tax expense.

Net income for the nine months ended September 30, 2005, increased $7.4 million, or 12.8%, to $65.2 million from $57.8 million from the nine months ended September 30, 2004. The increases were primarily attributable to increased operating income, decreased interest expense and the recognition in 2004 of costs associated with the redemption of our $150 million 5.5% Convertible Subordinated Notes due 2006, partially offset by increased minority interests expense and income tax expense.

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

As of September 30, 2005, we had a working capital deficit of $19.7 million, including cash and equivalents of $6.7 million. Our working capital deficit increased $6.0 million, from $13.7 million at December 31, 2004. Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements to reduce our indebtedness under our credit facility and to minimize our cash balances.

For the nine months ended September 30, 2005, net cash provided by operating activities was $149.8 million. The primary components of the reconciliation of net income to net cash provided by operating activities for the nine months ended September 30, 2005, consist of non-cash expenses, including $47.5 million of depreciation and amortization, $23.5 million provided by changes in working capital for the period, $9.3 million of minority interest expense, $7.0 million of tax benefit from stock option exercises, less a $4.8 million decrease in deferred tax liabilities.

For the nine months ended September 30, 2004, net cash provided by operating activities was $138.0 million. Of this amount, $5.2 million was provided by working capital for the period. The primary components of the reconciliation of net income to net cash provided by operating activities for the nine months ended September 30, 2004, consist of non-cash expenses, including $41.8 million of depreciation and amortization, $9.0 million of minority interest expense, $6.1 million of tax benefit from stock option exercises and the deferral of $15.4 million of income tax expense resulting from temporary differences between the recognition of income and expenses for financial reporting and income tax purposes.

For the nine months ended September 30, 2005, net cash used in investing activities was $130.0 million. Of this amount, $73.5 million was used to fund the cash portion of acquisitions and to pay a portion of acquisition costs that were included as a component of accrued liabilities at December 31, 2004. Cash used for capital expenditures was $61.4 million, which was primarily for investments in fixed assets, consisting of trucks, containers, other equipment and landfill development. Cash provided by investing activities primarily included $4.4 million of proceeds from the disposal of assets and $1.1 million of net reductions of restricted cash.

For the nine months ended September 30, 2004, net cash used in investing activities was $65.0 million. Of this amount, $13.7 million was used to fund the cash portion of acquisitions and to pay a portion of acquisition costs that were included as a component of accrued liabilities at December 31, 2003. Cash used for capital expenditures was $56.2 million, which was primarily for investments in fixed assets, consisting of trucks, containers, other equipment and landfill development. Cash provided by investing activities primarily included $4.2 million of net reductions of restricted cash.

For the nine months ended September 30, 2005, net cash used in financing activities was $16.6 million, which primarily included $62.2 million of net borrowings under our various debt arrangements for the funding of capital expenditures and acquisitions, $25.2 million of proceeds from stock option and warrant exercises, less $91.9 million to repurchase shares of our common stock, $3.5 million of change in book overdraft and $8.5 million of cash distributions to minority interest holders.

For the nine months ended September 30, 2004, net cash used in financing activities was $73.3 million, which primarily included $29.8 million of proceeds from stock option and warrant exercises, less $41.0 million of net payments under our various debt arrangements, $51.2 million to repurchase shares of our common stock, $1.6 million of change in book overdraft and $8.9 million of cash distributions to minority interest holders.

We made approximately $61.4 million in capital expenditures for property and equipment during the nine months ended September 30, 2005. We expect to make capital expenditures of between $80 and $85 million in 2005 in connection with our existing business, depending on the construction timing for certain new landfills. We intend to fund our planned 2005 capital expenditures principally through existing cash, internally generated funds, and borrowings under our credit facility. In addition, we may make substantial additional capital expenditures in acquiring solid waste collection and disposal businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity. We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities. We believe that our credit facility and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future.

As of September 30, 2005, $355.5 million was outstanding under our senior secured revolving credit facility, exclusive of outstanding stand-by letters of credit of $53.8 million. The $94.5 million increase in outstanding borrowings under our credit facility during the nine months ended September 30, 2005 was primarily due to funding repurchases of our common stock, new acquisitions, and capital expenditures, partially offset by cash generated from operations, disposal of assets, and the proceeds from stock option exercises. As of September 30, 2004 and 2005, we were in compliance with all applicable covenants in our credit facility.

As of September 30, 2005, we had the following contractual obligations (in thousands):

                                                     Principal Payments Due by Period
                                ---------------------------------------------------------------
                                              Less Than     1 to 3       4 to 5       Over 5
Recorded Obligations               Total       1 Year        Years        Years        Years
------------------------------  -----------  -----------  -----------  -----------  -----------
Long-term debt (1), (2)        $   585,923  $     9,791  $    18,398  $   364,496  $   193,238
                                -----------  -----------  -----------  -----------  -----------
Total contractual cash
    obligations                $   585,923  $     9,791  $    18,398  $   364,496  $   193,238
                                ===========  ===========  ===========  ===========  ===========

  Long-term debt payments include $355.5 million in principal payments due in 2009 related to our senior secured revolving credit facility. As of September 30, 2005, our credit facility allowed us to borrow up to $650 million. The known future obligations for debt do not include interest expense obligations.

  Holders of the Floating Rate Convertible Subordinated Notes due 2022 may require the Company to purchase their notes in cash at a price of par plus accrued interest, if any, upon a change in control of the Company, as defined in the indenture, or, for the first time, on May 1, 2009.

                                       Amount of Commitment Expiration Per Period
                                ---------------------------------------------------------------
                                              Less Than     1 to 3       4 to 5       Over 5
Unrecorded Obligations             Total       1 Year        Years        Years        Years
------------------------------  -----------  -----------  -----------  -----------  -----------
Operating leases (3)           $    50,706  $     6,195  $    10,103  $     7,680  $    26,728
Unconditional purchase
   obligations (3)                   2,769        2,769           --           --           --
                                -----------  -----------  -----------  -----------  -----------
Total commercial
   commitments                 $    53,475  $     8,964  $    10,103  $     7,680  $    26,728
                                ===========  ===========  ===========  ===========  ===========

(3) We are party to operating lease agreements and unconditional purchase obligations. These lease agreements and purchase obligations are established in the ordinary course of our business and are designed to provide us with access to facilities and products at competitive, market-driven prices. Our unconditional purchase obligation is a fixed-price fuel purchase contract under which we have 3.2 million gallons remaining to be purchased in equal monthly amounts before the contract expires on December 31, 2005, for a total unconditional purchase obligation of $2.8 million, plus taxes and transportation costs upon delivery, which is less than the current market price for fuel.

We have obtained stand-by letters of credit and financial surety bonds. These stand-by letters of credit and financial surety bonds are generally obtained to support our financial assurance needs and landfill operations. We had provided customers and various regulatory authorities with surety bonds in the aggregate amounts of approximately $121.4 million and $123.1 million at December 31, 2004 and September 30, 2005, respectively. These arrangements did not materially affect our financial position, results of operations or liquidity during the nine months ended September 30, 2005, nor do we expect they will have a material impact on our future financial position, results of operations or liquidity.

The minority interest holders of a majority-owned subsidiary of ours have a currently exercisable option (the put option) to require us to complete the acquisition of this majority-owned subsidiary by purchasing their minority ownership interests at fair market value. The put option calculates the fair market value of the subsidiary based on its current operating income before depreciation and amortization, as defined in the put option agreement. The put option does not have a stated termination date. At September 30, 2005, the minority interest holders' pro rata share of the subsidiary's fair market value is estimated to be worth between $74 million and $88 million. Because the put is calculated at fair market value, no amounts have been accrued relative to the put option.

From time to time we evaluate our existing operations and their strategic importance to us. If we determine that a given operating unit does not have future strategic importance, we may sell or otherwise dispose of those operations. Although we believe our operations would not be impaired by such dispositions, we could incur losses as a result of them.

FREE CASH FLOW

We are providing free cash flow, a non-GAAP financial measure, because it is widely used by investors as a valuation and liquidity measure in the solid waste industry. This measure is not a substitute for, and should be used in conjunction with, GAAP financial measures. Management uses free cash flow as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We define free cash flow as net cash provided by operating activities, plus cash proceeds from disposal of assets, plus or minus any change in book overdraft, less capital expenditures and distributions to minority interest holders. Other companies may calculate free cash flow differently. Our free cash flow for the nine months ended September 30, 2004 and 2005, is calculated as follows (in thousands):

                                                                           Nine Months Ended
                                                                               September 30,
                                                                   --------------------------
                                                                       2004          2005
                                                                   ------------  ------------
Net cash provided by operating activities                         $    138,036  $    149,796
Less: Change in book overdraft                                          (1,555)       (3,514)
Plus: Cash proceeds from disposal of assets                                718         4,420
Less: Capital expenditures                                             (56,201)      (61,418)
Less: Distributions to minority interest holders                        (8,869)       (8,526)
                                                                   ------------  ------------
Free cash flow                                                    $     72,129  $     80,758
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

SEASONALITY

Based on historic trends, we expect our operating results from our base business to vary seasonally, with revenues typically lowest in the first quarter, higher in the second and third quarters and lower in the fourth quarter than in the second and third quarters. We expect the fluctuation in our revenues between our highest and lowest quarters to be approximately 10% to 12%. This seasonality reflects the lower volume of solid waste generated during the late fall, winter and early spring because of decreased construction and demolition activities during winter months in the U.S. In addition, some of our operating costs may be higher in the winter months. Adverse winter weather conditions slow waste collection activities, resulting in higher labor and operational costs. Greater precipitation in the winter increases the weight of collected waste, resulting in higher disposal costs, which are calculated on a per ton basis.

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

In May 2003, we entered into two forward-starting interest rate swap agreements. Each interest rate swap agreement has a notional amount of $87.5 million and effectively fixes the interest rate on the notional amount at interest rates ranging from 2.67% to 2.68%, plus applicable margins. The effective date of the swap agreements was February 2004 and each swap agreement expires in February 2007. These interest rate swap agreements are effective as cash flow hedges for a portion of our variable rate debt and we apply hedge accounting pursuant to SFAS No. 133 to account for these instruments. The notional amounts and all other significant terms of the swap agreements are matched to the provisions and terms of the variable rate debt being hedged.

In March 2004, we entered into two additional three-year interest rate swap agreements. Each interest rate swap agreement has a notional amount of $37.5 million and effectively fixes the interest rate on the notional amount at an interest rate of 2.25%, plus applicable margin. The effective date of the swap agreements was March 2004 and each swap agreement expires in March 2007. These interest rate swap agreements are effective as cash flow hedges for a portion of our variable rate debt and we apply hedge accounting pursuant to SFAS No. 133 to account for these instruments. The notional amounts and all other significant terms of the swap agreements are matched to the provisions and terms of the variable rate debt being hedged.

In September 2005, we entered into two new forward-starting interest rate swap agreements. The interest rate swap agreements have notional amounts of $175.0 million and $75.0 million and effectively fix the interest rates on the notional amounts at interest rates of 4.33% and 4.34%, respectively, plus applicable margin. The effective dates of the $175.0 million and $75.0 million swap agreements are February 2007 and March 2007, respectively, and the expiration dates are February 2009 and March 2009, respectively. These interest rate swap agreements are effective as cash flow hedges for a portion of our variable rate debt and we apply hedge accounting pursuant to SFAS No. 133 to account for these instruments. The notional amounts and all other significant terms of the swap agreements are matched to the provisions and terms of the variable rate debt being hedged.

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our market risk sensitive hedge positions and all other debt. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. We are exposed to cash flow risk due to changes in interest rates with respect to the net floating rate balances owed at December 31, 2004 and September 30, 2005, of $218.2 million and $310.1 million, respectively, including floating rate debt under our credit facility, our 2022 Notes, various floating rate notes payable to third parties and floating rate municipal bond obligations, offset by our debt effectively fixed under interest rate swap agreements. A one percent increase in interest rates on our variable-rate debt as of December 31, 2004, and September 30, 2005, would decrease our annual pre-tax income by approximately $2.2 million and $3.1 million, respectively. All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations.

We market a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals. We own and operate 26 recycling processing operations and sell other collected recyclable materials to third parties for processing before resale. Certain of our municipal recycling contracts in Washington specify benchmark resale prices for recycled commodities. If the prices we actually receive for the processed recycled commodities collected under the contract exceed the prices specified in the contract, we share the excess with the municipality, after recovering any previous shortfalls resulting from actual market prices falling below the prices specified in the contract. To reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties. Although there can be no assurance of market recoveries, in the event of a decline in recycled commodity prices, a 10% decrease in average recycled commodity prices from the prices that were in effect at September 30, 2004 and 2005 would have had the same impact as a $1.9 million and $1.8 million decrease in revenues for the nine months ended September 30, 2004 and 2005, respectively.

Although fuel and energy costs currently account for approximately 4% of our total revenues, the price of fuel is volatile and rose substantially in 2004 and in the nine month period ending September 30, 2005. If we purchased diesel fuel at market prices to meet our current aggregate consumption levels, a ten cent increase in the price of diesel fuel would result in a decrease in our annual pre-tax income by approximately $1.7 million. In order to mitigate the impact of adverse fuel price changes, we entered into a fixed-price fuel purchase contract in 2003. We purchase approximately 75% of our current annual fuel consumption under the contract, which expires on December 31, 2005. As of September 30, 2005, we had approximately 3.2 million gallons remaining to be purchased in equal monthly amounts at a total price of $2.8 million, plus taxes and transportation costs upon delivery, which is less than the current market price for fuel. For the nine months ended September 30, 2005, we estimate that the contract provided a benefit of approximately $9.7 million compared to average market prices.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2005, that our disclosure controls and procedures were effective at the reasonable assurance level such that information required to be disclosed in our Exchange Act reports (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2005, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There has not been any material developments in the case of Cristobal Lazoya v. Waste Connections of Oklahoma, Inc. et al. described in our annual report on Form 10-K/A for the fiscal year ended December 31, 2004. Refer to Note 13 of the Notes to the Condensed Consolidated Financial Statements in Part I Item 1 of this Form 10-Q for a description of that legal proceeding.

Our subsidiary, Rhino Solid Waste, Inc., owns undeveloped property in Chaparral, New Mexico, for which it sought a permit to operate a municipal solid waste landfill.  After a public hearing, the New Mexico Environment Department approved the permit for the facility on January 30, 2002.  Colonias Development Council, or CDC, a nonprofit organization, opposed the permit at the public hearing and appealed the Department's decision to the Court of Appeals of New Mexico, primarily on the grounds that the Department failed to consider the social impact of the landfill on the community of Chaparral, and failed to consider regional planning issues.  In Colonias Dev. Council v. Rhino Envtl. Servs. (In re Rhino Envtl. Servs.), 134 N.M. 637, 640 (N.M. Ct. App., 2003), the Court of Appeals affirmed the Department's decision to grant the landfill permit.  CDC then appealed that decision to the Supreme Court of the state of New Mexico.  On July 18, 2005, the Supreme Court reversed the Court of Appeals' decision, and remanded the matter back to the Department to conduct a limited public hearing on certain evidence CDC claims was wrongfully excluded from consideration by the hearing officer, and to allow the Department to reconsider the evidence already proffered concerning the impact of the landfill on the surrounding community's quality of life.  At September 30, 2005, we had $8.0 million of capitalized expenditures related to this landfill development project.  If we are not ultimately issued a permit to operate the landfill, we will be required to expense in a future period the $8.0 million of capitalized expenditures, less the recoverable value of the undeveloped property and other amounts recovered, which would likely have a material adverse effect on our reported income for that period.

We own undeveloped property in Harper County, Kansas, where we intend to construct and operate a municipal solid waste landfill. In 2002, we received a special use permit from Harper County for zoning the landfill and in 2003 we received a draft permit from the Kansas Department of Health and Environment to construct and operate the landfill. On April 1, 2002, a citizens' group calling itself "Tri-County Concerned Citizens" filed an action in the District Court of Harper County, Kansas, against the Board of Commissioners of Harper County challenging the permit. We intervened in the case. In July 2003, the District Court invalidated the previously issued zoning permit. On August 20, 2004, the Kansas Court of Appeals reversed the District Court ruling and upheld the zoning permit. The landfill opponents appealed this decision to the Kansas Supreme Court, which denied the appeal on December 14, 2004, and ordered the District Court to re-instate the previously approved zoning permit. On September 2, 2005, the Kansas Department of Health and Environment issued a final permit to operate the landfill and we began construction on the site. On October 3, 2005, landfill opponents filed a case (Board of Commissioners of Sumner County, Kansas, Tri-County Concerned Citizens and Dalton Holland v. Roderick Bremby, Secretary of the Kansas Department of Health and Environment et. al) in the District Court of Shawnee County, Kansas, alleging that a site analysis prepared for us and submitted to the Department as part of the process leading to the issuance of the permit was deficient in several respects. The action seeks to stay the effectiveness of the permit and to nullify it. We have filed a motion to intervene in this case. At September 30, 2005, we had $4.8 million of capitalized expenditures related to this landfill development project. While we believe that the final permit will not be nullified, if it is nullified for any reason, we would likely appeal the decision or take steps to have the permit re- instated. If we are not successful in doing so, however, we will be required to expense in a future period the $4.8 million of capitalized expenditures, less the recoverable value of the undeveloped property and other amounts recovered, which would likely have a material adverse effect on our reported income for that period.

We are a party to various claims and suits pending for alleged damages to persons and property and alleged liabilities occurring during the normal operations of the solid waste management business. In the case of Karen Colleran, Conservator of the Estate of Robert Rooney v. Waste Connections of Nebraska, Inc., which was filed in the District Court of Valley County, Nebraska, on October 31, 2003, the plaintiff seeks recovery for damages allegedly suffered by Father Robert Rooney when the bicycle he was riding collided with one of our garbage trucks in Valley County, Nebraska. The complaint alleges that Father Rooney suffered serious bodily injury, including traumatic brain injury. The plaintiff seeks recovery of past medical expenses of approximately $0.4 million and an unspecified amount for future medical expenses and home healthcare, past pain and suffering, future pain and suffering, lost income, loss of earning capacity, and permanent injury and disability. The plaintiff has made a settlement demand of $4.5 million. Our primary defense is that the plaintiff is not entitled to any damages under Nebraska law because the negligence of Father Rooney was equal to or greater than any negligence on the part of the driver, and we intend to defend this case vigorously on these and other grounds. Substantial pre-trial discovery has been taken and the case is set for trial on February 6, 2006. We have not accrued any potential loss as of September 30, 2005; however, an adverse outcome in this case coupled with a significant award to the plaintiff could have an adverse effect on our reported income in the period incurred. Under the vehicle liability insurance policy applicable to this claim, the Company has a deductible of $2.0 million per incident.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 3, 2004, we announced that our Board of Directors authorized a common stock repurchase program for the repurchase of up to $200 million of our common stock over a two-year period. On July 25, 2005, we announced that our Board of Directors approved an increase in, and extension of, the common stock repurchase program. We are now authorized to purchase up to $300 million of our common stock through March 31, 2007. Under the program, we may repurchase stock in the open market or in privately negotiated transactions from time to time at management's discretion. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of our common stock and overall market conditions. From inception of the program through September 30, 2005, we have repurchased 5.1 million shares of our common stock at a cost of $164.8 million, of which $155.9 million were purchased under the approved program. The table below reflects repurchases we have made for the three months ended September 30, 2005:

(In thousands, except share and per share amounts)

                                                    Total Number           Maximum
                                                     of Shares        Approximate Dollar
                    Total Number      Average       Purchased as     Value of Shares that
                      of Shares     Price Paid    Part of Publicly   May Yet Be Purchased
Period                Purchased    Per Share (1) Announced Program   Under the Program (2)
------------------- -------------  ------------- ------------------  --------------------
7/1/05 - 7/31/05         145,500  $       35.69            145,500  $            159,767
8/1/05 - 8/31/05         436,200          35.82            436,200               144,144
                    -------------                ------------------
Total                    581,700          35.78            581,700
                    =============                ==================

(1) This amount represents the weighted average price paid per common share. This price includes a per share commission paid for all repurchases.

(2) Gives effect to increase in authorization under the program announced on July 25, 2005.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibits
3.1 (n)	Amended and Restated Certificate of Incorporation of the Registrant, in effect as of the date hereof
3.2 (o)	Amended and Restated Bylaws of the Registrant, in effect as of the date hereof
4.1 (a)	Form of Common Stock Certificate
4.2 (g)	Form of Note for the Registrant's Floating Rate Convertible Subordinated Notes Due 2022
4.3 (g) (+)	Indenture between the Registrant, as Issuer, and State Street Bank and Trust Company of California, N.A., as Trustee, dated as of April 30, 2002
4.4 (p)	Note No. 1 for the Registrant's new Floating Rate Convertible Subordinated Notes Due 2022
4.5 (p) (+)	Indenture between the Registrant, as Issuer, and U.S. Bank National Association, as Trustee, dated as of July 21, 2004
4.6 (p)	Note No. 2 for the Registrant's new Floating Rate Convertible Subordinated Notes due 2022
10.1 (c)	Second Amended and Restated 1997 Stock Option Plan
10.2 (a)	Form of Option Agreement
10.3 (a)	Form of Warrant Agreement
10.4 (a)	Form of Stock Purchase Agreement dated as of September 30, 1997
10.5 (d)	Second Amended Employment Agreement between the Registrant and Darrell Chambliss, dated as of September 1, 2000
10.6 (a)	Employment Agreement between the Registrant and Eugene V. Dupreau, dated as of February 23, 1998
10.7 (a)	Form of Indemnification Agreement entered into by the Registrant and each of its directors and officers
10.8 (b) (+)	Loan Agreement, dated as of September 1, 1998, between Madera Disposal Systems, Inc. and the California Pollution Control Financing Authority
10.9 (f)	Employment Agreement between the Registrant and James M. Little, dated as of September 13, 1999
10.10 (f)	Employment Agreement between the Registrant and Jerri L. Hunt, dated as of October 25, 1999
10.11 (r)	Employment Agreement between the Registrant and Eric O. Hansen, dated as of January 1, 2001
10.12 (h)	Employment Agreement between the Registrant and Kenneth O. Rose, dated as of May 1, 2002
10.13 (h)	Employment Agreement between the Registrant and Robert D. Evans, dated as of May 10, 2002
10.14 (i)	2002 Senior Management Equity Incentive Plan
10.15 (i)	2002 Stock Option Plan
10.16 (j)	2002 Restricted Stock Plan
10.17 (k)	2002 Consultant Incentive Plan
10.18 (l)	Employment Agreement between the Registrant and Worthing F. Jackman, dated as of April 11, 2003
10.19 (m)	Second Amended and Restated Employment Agreement between the Registrant and Ronald J. Mittelstaedt, dated as of March 1, 2004
10.20 (o)	Nonqualified Deferred Compensation Plan, dated July 1, 2004
10.21 (o)	2004 Equity Incentive Plan, as amended and restated July 20, 2004
10.22 (p)	Second Amended and Restated Employment Agreement between the Registrant and Steven Bouck, dated as of October 1, 2004
10.23 (q)	Amended and Restated Revolving Credit and Term Loan Agreement, dated as of November 17, 2004
10.24 (r)	Second Amended and Restated Employment Agreement between the Registrant and Ronald J. Mittelstaedt, dated as of March 1, 2004 (and as amended March 22, 2005)
10.25 (r)	Compensation Plan for Independent Directors, dated March 1, 2005
10.26 (s)	Amendment No. 1 to the Amended and Restated Revolving Credit and Term Loan Agreement, dated as of June 30, 2005
10.27 (t)	First Amended and Restated Employment Agreement between the Registrant and David M. Hall, dated as of October 1, 2005
10.28 (t)	First Amended and Restated Employment Agreement between the Registrant and David Eddie, dated as of October 1, 2005
10.29	Amendment No. 2 to the Amended and Restated Revolving Credit and Term Loan Agreement, dated as of October 19, 2005
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certificate of Chief Executive Officer and Chief Financial Officer

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

(j) Incorporated by reference to the exhibit filed with the Registrant's Form S-8 filed on September 19, 2002.

(k) Incorporated by reference to the exhibit filed with the Registrant's Form S-8 filed on January 8, 2003.

(l) Incorporated by reference to the exhibit filed with the Registrant's Form 10-Q filed on August 13, 2003.

(m) Incorporated by reference to the exhibit filed with the Registrant's Form 10-Q filed on April 22, 2004.

(n) Incorporated by reference to the exhibit filed with the Registrant's Form T-3 filed on September 16, 2004.

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

(s) Incorporated by reference to the exhibit filed with the Registrant's Form 10-Q filed on August 5, 2005.

(t) Incorporated by reference to the exhibit filed with the Registrant's Form 8-K filed on October 4, 2005.

(+) Filed without exhibits and schedules (to be provided supplementally on request of the Commission).

  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASTE CONNECTIONS, INC.
Date: October 26, 2005	BY:	/s/ Ronald J. Mittelstaedt
Ronald J. Mittelstaedt,
Chief Executive Officer

Date: October 26, 2005	BY:	/s/ Worthing F. Jackman
Worthing F. Jackman,
Executive Vice President and Chief Financial Officer