Form 10-K
period 2005-12-31
WASTE CONNECTIONS INC/DE
filed 2006-03-02
CIK 1057058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to______

Commission File No.    1-31507

WASTE CONNECTIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3283464
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

35 Iron Point Circle, Suite 200
Folsom, California    95630
(Address of principal executive offices including zip code)

(916) 608-8200
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.01 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes   ☒    No   ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes   ☐    No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
    Large accelerated filer   ☒    Accelerated filer   ☐    Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).     Yes   ☐    No   ☒

As of June 30, 2005, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant, based on the closing sales price for the registrant's common stock, as reported on the New York Stock Exchange, was $1,720,569,438

Number of shares of common stock outstanding as of January 31, 2006: 45,987,131

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

WASTE CONNECTIONS, INC.
ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS

Our Company

Waste Connections, Inc. is an integrated solid waste services company that provides solid waste collection, transfer, disposal and recycling services in mostly secondary markets in the Western and Southern U.S. We serve more than one million residential, commercial and industrial customers from operations in 23 states: Alabama, Arizona, California, Colorado, Idaho, Illinois, Iowa, Kansas, Kentucky, Minnesota, Mississippi, Montana, Nebraska, New Mexico, Ohio, Oklahoma, Oregon, South Dakota, Tennessee, Texas, Utah, Washington and Wyoming. As of December 31, 2005, we owned or operated a network of 114 solid waste collection operations, 36 transfer stations, 26 recycling operations, and 33 active landfills. In addition, we provided intermodal services for the rail haul movement of cargo containers in the Pacific Northwest through a network of six intermodal facilities.

We avoid highly competitive, large urban markets and instead target markets where we can provide non-integrated or integrated solid waste services under exclusive arrangements or where we can operate on an integrated basis while attaining high market share. We are a leading provider of solid waste services in most of our markets, and approximately 50% of our revenues are derived from market areas where we have franchise or exclusive rights to provide our services. We have focused on secondary markets mostly in the Western and Southern U.S. because we believe that in those areas:

  there are more opportunities to enter into exclusive arrangements and create competitive barriers to entry;

  there is less competition from larger solid waste services companies;

  strong economic and population growth rates are projected; and

  there remain a number of independent solid waste services companies suitable for acquisition.

Our senior management team has extensive experience in operating, acquiring, and integrating solid waste services businesses, and we intend to continue to focus our efforts on pursuing acquisition-based growth. We anticipate that a part of our future growth will come from acquiring additional solid waste collection, transfer and disposal businesses and, therefore, we expect that additional acquisitions could continue to affect period-to-period comparisons of our operating results.

Waste Connections, Inc. is a Delaware corporation organized in 1997.

Our Operating Strategy

Our operating strategy seeks to improve financial returns and deliver superior stockholder value within the solid waste industry. The key components of our operating strategy, which are tailored to the competitive and regulatory factors that affect our markets, are as follows:

Provide Vertically Integrated Services. In markets where we believe that owning landfills is a strategic element to a collection operation because of competitive and regulatory factors, we generally focus on providing integrated services, from collection through disposal of solid waste in landfills that we own or operate.

Control the Waste Stream. In markets where waste collection services are provided under exclusive arrangements, or where waste disposal is municipally funded or available at multiple municipal sources, we believe that controlling the waste stream by providing collection services is often more important to our profitability and growth than owning or operating landfills. In addition, contracts in some Western U.S. markets dictate the disposal facility to be used. The large size of many Western states increases the cost of interstate and long haul disposal, heightening the effects of regulations that direct waste disposal, which may make it more difficult for a landfill to obtain the disposal volume necessary to operate profitably. In markets with these characteristics, we believe that landfill ownership or vertical integration, is not as critical to our success.

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

We currently deliver our services from approximately 138 operating locations grouped into four regions. We manage and evaluate our business in this manner on the basis of the regions' geographic characteristics, interstate waste flow, revenue base, employee base, regulatory structure and acquisition opportunities. Each region has a regional vice president and a regional controller, reporting directly to our corporate management. These regional officers are responsible for operations and accounting in their regions and supervise their regional staff.

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

Implement Operating Standards. We develop company-wide operating standards, which are tailored for each of our markets based on industry norms and local conditions. We implement cost controls and employee training and safety procedures and establish a sales and marketing plan for each market. By internalizing the waste stream of acquired operations, we can further increase operating efficiencies and improve capital utilization. We use a wide- area information system network, implement financial controls and consolidate certain accounting, personnel and customer service functions. While regional and district management operate with a high degree of autonomy, our senior officers monitor regional and district operations and require adherence to our accounting, purchasing, marketing and internal control policies, particularly with respect to financial matters. Our executive officers regularly review the performance of regional officers, district managers and operations. We believe we can improve the profitability of existing and newly acquired operations by establishing operating standards, closely monitoring performance and streamlining certain administrative functions.

Our Growth Strategy

We tailor the components of our growth strategy to the markets in which we operate and into which we hope to expand.

Acquire Additional Exclusive Arrangements. We derive approximately 50% of our revenues from market areas where we have exclusive arrangements, including franchise agreements, municipal contracts and governmental certificates, under which we are the exclusive service provider in a specified market. These exclusive rights and contractual arrangements create barriers to entry that can be overcome primarily by the acquisition of the company with such exclusive rights or contractual arrangements. We intend to devote significant resources to securing additional franchise agreements and municipal contracts through competitive bidding and additional governmental certificates by acquiring other companies. In bidding for franchises and municipal contracts and evaluating acquisition candidates holding governmental certificates, our management team draws on its experience in the waste industry and knowledge of local service areas in existing and target markets. Our district managers maintain relationships with local governmental officials within their service areas, and sales representatives may be assigned to cover specific municipalities. These personnel focus on maintaining, renewing and renegotiating existing franchise agreements and municipal contracts and securing additional agreements and contracts while maintaining acceptable financial returns. We believe our ability to offer comprehensive rail haul disposal services in the Pacific Northwest improves our competitive position in bidding for such contracts.

Generate Internal Growth. To generate continued internal revenue growth, we focus on increasing market penetration in our current and adjacent markets, soliciting new residential, commercial and industrial customers in markets where such customers have the option to choose a particular waste collection service and marketing upgraded or additional services (such as compaction or automated collection) to existing customers. We also focus on raising prices and instituting surcharges, when appropriate, to offset cost increases. Where possible, we intend to leverage our franchise-based platforms to expand our customer base beyond our exclusive market territories. As customers are added in existing markets, our revenue per routed truck increases, which generally increases our collection efficiencies and profitability. In markets in which we have exclusive contracts, franchises and certificates, we expect internal volume growth generally to track population and business growth.

Expand Through Acquisitions. We intend to expand the scope of our operations by continuing to acquire solid waste companies in new markets and in existing or adjacent markets that are combined with or "tucked in" to our existing operations. We focus our acquisition efforts on markets that we believe provide significant growth opportunities for a well-capitalized market entrant and where we can create economic and operational barriers to entry by new competitors. This focus typically highlights markets in which we can either (1) provide waste collection services under franchises, exclusive contracts or other arrangements or (2) garner a leading market position and provide vertically integrated collection and disposal services. We believe that our experienced management, decentralized operating strategy, financial strength, size and public company status make us an attractive buyer to certain solid waste collection and disposal acquisition candidates. We have developed an acquisition discipline based on a set of financial, market and management criteria to evaluate opportunities. Once an acquisition is closed, we seek to integrate it while minimizing disruption to the ongoing operations of both Waste Connections and the acquired business.

In new markets, we often use an initial acquisition as an operating base and seek to strengthen the acquired operation's presence in that market by providing additional services, adding new customers and making "tuck- in" acquisitions of other solid waste companies in that market or adjacent markets. We next seek to broaden our regional presence by adding additional operations in markets adjacent to the new location. We believe that many suitable "tuck-in" acquisition opportunities exist within our current and targeted market areas that provide us with opportunities to increase our market share and route density.

The U.S. solid waste services industry experienced significant consolidations during the 1990's. We expect the consolidation trend to continue, but at a declining pace. The solid waste services industry remains regional in nature with acquisition opportunities available in selected markets. Some of the remaining independent landfill and collection operators lack the capital resources, management skills and technical expertise necessary to comply with stringent environmental and other governmental regulations and to compete with larger, more efficient, integrated operators. In addition, many of the remaining independent operators may wish to sell their businesses to achieve liquidity in their personal finances or as part of their estate planning. Due to the prevalence of exclusive arrangements and the reduced pace of consolidation, we believe the Western markets contain the largest and most attractive number of acquisition opportunities.

SOLID WASTE SERVICES

Residential, Commercial and Industrial Collection Services

We serve more than one million residential, commercial and industrial customers from operations in 23 states. Our services are generally provided under one of the following arrangements: (1) governmental certificates; (2) exclusive franchise agreements; (3) exclusive municipal contracts; (4) residential subscriptions; (5) residential contracts; or (6) commercial and industrial service agreements.

Governmental certificates, exclusive franchise agreements and exclusive municipal contracts grant us rights to provide services within specified areas at established rates. Governmental certificates, or G Certificates, are unique to the State of Washington. The Washington Utilities and Transportation Commission, or the WUTC, awards G Certificates to solid waste collection service providers in unincorporated areas and electing municipalities. These certificates typically grant the holder the exclusive and perpetual right to provide specific residential, commercial and/or industrial waste services in a defined territory at specified rates subject to divestiture and/or cancellation by the WUTC on specified limited grounds. Franchise agreements typically provide an exclusive period of seven years or longer for a specified territory. These arrangements specify a broad range of services to be provided, establish rates for the services and often give the service provider a right of first refusal to extend the term of the agreement. Municipal contracts typically provide a shorter service period and a more limited scope of services than franchise agreements and generally require competitive bidding at the end of the contract term. We do not expect that the loss of any current contracts in negotiation for renewal or contracts likely to terminate in 2006 will have a material adverse affect on our revenues or cash flows. No individual contract or customer accounted for more than 5% of our total revenues for the year ended December 31, 2005.

We provide residential waste services, other than those we perform under exclusive arrangements, under contracts with homeowners' associations, apartment owners, mobile home park operators or on a subscription basis with individual households. We set base residential fees on a contract basis primarily based on route density, the frequency and level of service, the distance to the disposal or processing facility, weight and type of waste collected, type of equipment and containers furnished, the cost of disposal or processing and prices charged by competitors in that market for similar services. Collection fees are paid either by the municipalities from tax revenues or directly by the residents receiving the services. We provide 30-to 96-gallon carts to residential customers.

We provide commercial and industrial services, other than those we perform under exclusive arrangements, under customer service agreements generally ranging from one to three years in duration. We determine fees under these agreements by such factors as collection frequency, level of service, route density, the type, volume and weight of the waste collected, type of equipment and containers furnished, the distance to the disposal or processing facility, the cost of disposal or processing and prices charged in our collection markets for similar services. Collection of larger volumes of commercial and industrial waste streams generally helps improve our operating efficiencies, and consolidation of these volumes allows us to negotiate more favorable disposal prices. We provide one-to ten-cubic yard containers to commercial customers and ten-to 50-cubic yard containers to industrial customers. For an additional fee, we install on the premises of large volume customers stationary compactors that compact waste prior to collection.

Landfill Disposal Services

We own solid waste landfills to achieve vertical integration in markets where the economic and regulatory environments make landfill ownership attractive. Where our operations are vertically integrated, we eliminate third party disposal costs and generally realize higher margins and stronger operating cash flows. The fees charged at disposal facilities, which are known as "tipping fees," are based on market factors and take into account the type and weight or volume of solid waste deposited and the type and size of the vehicles used to transport waste.

Our landfill facilities consisted of the following at December 31, 2005:

Owned and operated landfills                                   22
Operated landfills under limited-term operating agreements      6
Operated landfills under life-of-site operating agreements      5
                                                           -------
                                                               33
                                                           =======

Subsequent to December 31, 2005, operations commenced on a new municipal solid waste landfill in Kansas and a construction and demolition landfill in Colorado. We also own one construction and demolition landfill site in Kentucky that is permitted for operation, but has not been constructed. We own landfills in California, Colorado, Illinois, Kansas, Kentucky, Minnesota, Mississippi, Nebraska, New Mexico, Oklahoma, Oregon, Tennessee and Washington. In addition, we operate, but do not own, landfills in California, Mississippi, Nebraska and New Mexico. With the exception of three landfills located in Tennessee, Mississippi and Colorado that only accept construction and demolition waste and one construction and demolition landfill in Kentucky permitted for operation, but not constructed, all landfills that we own or operate are municipal solid waste landfills.

Under landfill operating agreements, the owner of the property, generally a municipality, usually owns the permit and we operate the landfill for a contracted term, which may be the life of the landfill. Where the contracted term is not the life of the landfill, the property owner is generally responsible for final capping, closure and post-closure obligations. We are responsible for all final capping, closure and post-closure obligations at three of our five operated landfills for which we have life-of-site operating agreements. Our operating contracts for which the contracted term is less than the life of the landfill have expiration dates from 2006 to 2016.

Based on remaining permitted capacity as of December 31, 2005, and projected annual disposal volumes, the average remaining landfill life for our owned and operated landfills and landfills operated, but not owned, under life-of-site operating agreements, is estimated to be approximately 52 years. Many of our existing landfills have the potential for expanded disposal capacity beyond the amount currently permitted. We monitor the available permitted in-place disposal capacity of our landfills on an ongoing basis and evaluate whether to seek capacity expansion. In making this evaluation, we consider various factors, including the following:

  whether the land where the expansion is being sought is contiguous to the current disposal site, and whether we either own it or the property is under an option, purchase, operating or other similar agreement;

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

  whether we consider it probable that we will achieve the expansion (for a pursued expansion to be considered probable, there must be no significant known technical, legal, community, business, or political restrictions or similar issues existing that could impair the success of the expansion); and

  whether the land where the expansion is being sought has the proper zoning or proper zoning can readily be obtained.

We also regularly consider whether it is advisable, in light of changing market conditions and/or regulatory requirements, to seek to expand or change the permitted waste streams or to seek other permit modifications. We are currently seeking to expand permitted capacity at eight of our landfills for which we consider expansions to be probable. Although we cannot be certain that all future expansions will be permitted as designed, the average remaining landfill life for our owned and operated landfills and landfills operated, but not owned, under life-of-site operating agreements is estimated to be approximately 61 years when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume.

The following table reflects estimated landfill capacity and airspace changes, as measured in tons, for owned and operated landfills and landfills operated, but not owned, under life-of-site operating agreements (in thousands):

                                                2004                                2005
                                 ----------------------------------- -----------------------------------
                                              Probable                            Probable
                                  Permitted   Expansion     Total     Permitted   Expansion     Total
                                 ----------------------------------- -----------------------------------
Balance, beginning of year          288,792      83,298     372,090     309,616      69,940     379,556
Acquisitions and new life-of-site
   operating agreements              16,215          --      16,215       2,370          --       2,370
Operations sold                      (3,055)     (8,325)    (11,380)         --          --          --
Permits granted                       2,580      (2,580)         --      40,626      (4,725)     35,901
Airspace consumed                    (6,595)         --      (6,595)     (6,777)         --      (6,777)
Changes in engineering estimates     11,679      (2,453)      9,226      14,600       1,310      15,910
                                 ----------- ----------- ----------- ----------- ----------- -----------
Balance, end of year                309,616      69,940     379,556     360,435      66,525     426,960
                                 =========== =========== =========== =========== =========== ===========

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
                                    ========= ========= ========= ========= ========= =========

The estimated remaining operating lives for our owned and operated landfills and landfills operated, but not owned, under life-of-site operating agreements, based on remaining permitted and probable expansion capacity and projected annual disposal volume, in years, as of December 31, 2005, are shown in the table below. The estimated remaining operating lives include assumptions that the operating permits are renewed.

                                     0 to 10  11 to 20  21 to 40  41 to 50    51 +      Total
                                    --------- --------- --------- --------- --------- ---------
Owned and operated
   landfills                               1         5         7         1         8        22
Operated landfills under
   life-of-site operating
   agreements                             --         1         2         1         1         5
                                    --------- --------- --------- --------- --------- ---------
                                           1         6         9         2         9        27
                                    ========= ========= ========= ========= ========= =========

The disposal tonnage that we received in 2004 at all of our landfills is shown below (tons in thousands):

                                                                                     Twelve
                                            Three months ended                         months
                               March 31,    June 30,   September 30, December 31,   December 31,
                                 2004         2004         2004         2004         2004
                              ------------ ------------ ------------ ------------   ---------

                              # of  Total  # of  Total  # of  Total  # of  Total      Total
                              Sites  Tons  Sites  Tons  Sites  Tons  Sites  Tons      Tons
                              ----- ------ ----- ------ ----- ------ ----- ------   ---------
Owned landfills or landfills
   operated under life-of-site
   contracts                    26  1,494    26  1,675    26  1,746    26  1,680       6,595
Landfills classified as
   discontinued operations       1     44     1     46     1     49     1     48         187
Operated landfills               8    184     8    220     7    217     6    192         813
                              ----- ------ ----- ------ ----- ------ ----- ------   ---------
                                35  1,722    35  1,941    34  2,012    33  1,920       7,595
                              ===== ====== ===== ====== ===== ====== ===== ======   =========

The disposal tonnage that we received in 2005 at all of our landfills is shown below (tons in thousands):

                                                                                    Twelve
                                           Three months ended                       months
                               March 31,   June 30,    September 30,December 31    December 31,
                                   2005          2005         2005         2005        2005
                              ------------ ------------ ------------ ------------   ---------

                              # of  Total  # of  Total  # of  Total  # of  Total      Total
                              Sites  Tons  Sites  Tons  Sites  Tons  Sites  Tons      Tons
                              ----- ------ ----- ------ ----- ------ ----- ------   ---------
Owned landfills or landfills
   operated under life-of-site
   contracts                    27  1,457    27  1,752    27  1,806    27  1,762       6,777
Landfills classified as
   discontinued operations       1     47     1      7    --     --    --     --          54
Operated landfills               6    199     6    220     6    210     6    231         860
                              ----- ------ ----- ------ ----- ------ ----- ------   ---------
                                34  1,703    34  1,979    33  2,016    33  1,993       7,691
                              ===== ====== ===== ====== ===== ====== ===== ======   =========

Transfer Station Services

We have an active program to acquire, develop, own and operate transfer stations in markets proximate to our collection operations. Transfer stations receive, compact, and load solid waste to be transported to landfills via truck, rail or barge. Transfer stations extend our direct-haul reach and link collection operations with disposal facilities that we own, operate or have under contract in other localities. We owned or operated 36 transfer stations at December 31, 2005. Currently, we own transfer stations in California, Colorado, Kansas, Montana, Nebraska, Oklahoma, Oregon, Tennessee and Washington. In addition, we operate, but do not own, transfer stations in Idaho, Kentucky, Nebraska, Tennessee, Washington and Wyoming. We believe that transfer stations benefit us by:

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

INTERMODAL SERVICES

Intermodal logistics is the movement of containers using two or more modes of transportation, usually including a rail or truck segment. In November 2004, we entered the intermodal services business in the Pacific Northwest through the acquisition of Northwest Container Services, Inc., which provides repositioning, storage, maintenance and repair of cargo containers for international shipping companies. We provide these services for containerized cargo primarily to international shipping companies importing and exporting goods through the Pacific Northwest. As of December 31, 2005, we owned six intermodal operations in Washington and Oregon. Our fleet of doublestack railcars provides dedicated direct-line haul services among terminals in Portland, Tacoma and Seattle. We have contracts with the Burlington Northern Santa Fe and Union Pacific railroads for the movement of containers among our six intermodal operations. We also provide our customers container and chassis sales and leasing services.

Our intermodal business has experienced growth as a result of both increased flow of cargo between the U.S. and Asia and the increased use by international shipping companies of less congested ports in the Pacific Northwest for point of entry rather than ports in Southern California. We intend to further expand this business through cross-selling efforts with our solid waste services operations. We believe that a significant amount of solid waste is transported currently by rail from primarily the Seattle-Tacoma area to remote landfills in Eastern Washington and Eastern Oregon. We believe our ability to market both intermodal and disposal services will enable us to more effectively compete for these volumes.

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

COMPETITION

The solid waste services industry is highly competitive and requires substantial labor and capital resources. In addition to us, the industry includes: three national, publicly-held solid waste companies - Allied Waste Industries, Inc., Republic Services, Inc., and Waste Management, Inc.; several regional, publicly-held and privately-owned companies; and several thousand small, local, privately-owned companies. Certain of the markets in which we compete or will likely compete are served by one or more large, national solid waste companies, as well as by numerous regional and local solid waste companies of varying sizes and resources, some of which have accumulated substantial goodwill in their markets. We also compete with operators of alternative disposal facilities, including incinerators, and with counties, municipalities and solid waste districts that maintain their own waste collection and disposal operations. Public sector operators may have financial advantages over us because of their access to user fees and similar charges, tax revenues and tax-exempt financing.

We compete for collection, transfer and disposal volume based primarily on the price and, to a lesser extent, quality of our services. From time to time, competitors may reduce the price of their services in an effort to expand their market shares or service areas or to win competitively bid municipal contracts. These practices may cause us to reduce the price of our services or, if we elect not to do so, to lose business. We provide a majority of our residential, commercial and industrial collection services under exclusive franchise and municipal contracts and G Certificates, some of which are subject to periodic competitive bidding. We provide a substantial portion of our other services under subscription agreements with individual households and one to three year service contracts with commercial and industrial customers.

The U.S. solid waste services industry has undergone significant consolidation, and we encounter competition in our efforts to acquire collection operations, transfer stations and landfills. Intense competition exists not only for collection, transfer and disposal volume, but also for remaining acquisition candidates. We generally compete for acquisition candidates with publicly owned regional and national waste management companies. Accordingly, it may become uneconomical for us to make further acquisitions or we may be unable to locate or acquire suitable acquisition candidates at price levels and on terms and conditions that we consider appropriate, particularly in markets we do not already serve. Competition in the disposal industry is also affected by the increasing national emphasis on recycling and other waste reduction programs, which may reduce the volume of waste deposited in landfills.

The intermodal services industry is also highly competitive. We compete against other intermodal rail services companies, trucking companies and railroads, many of which have greater financial and other resources than we do. Competition is based primarily on price, reliability and quality of service.

REGULATION

Introduction

Our operations, including landfills, waste transportation, transfer stations, vehicle maintenance shops and fueling facilities, are all subject to extensive and evolving federal, state and local environmental laws and regulations, the enforcement of which has become increasingly stringent. The environmental regulations that affect us are administered by the EPA and other federal, state and local environmental, zoning, health and safety agencies. The WUTC regulates the portion of our collection business in Washington performed under G Certificates. We currently comply in all material respects with applicable federal, state and local environmental laws, permits, orders and regulations. In addition, we attempt to anticipate future regulatory requirements and to plan in advance as necessary to comply with them. We do not presently anticipate incurring any material costs to bring our operations into environmental compliance with existing or expected future regulatory requirements, although there can be no assurance in this regard.

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

The Resource Conservation and Recovery Act of 1976, or the RCRA

RCRA regulates the generation, treatment, storage, handling, transportation and disposal of solid waste and requires states to develop programs to ensure the safe disposal of solid waste. RCRA divides solid waste into two groups, hazardous and nonhazardous. Wastes are generally classified as hazardous if they either (1) are specifically included on a list of hazardous wastes or (2) exhibit certain characteristics defined as hazardous. Household wastes are specifically designated as nonhazardous. Wastes classified as hazardous under RCRA are subject to much stricter regulation than wastes classified as nonhazardous, and businesses that deal with hazardous waste are subject to regulatory obligations in addition to those imposed on handlers of nonhazardous waste. From the date of inception through December 31, 2005, we did not, to our knowledge, transport hazardous wastes under circumstances that would subject us to hazardous waste regulations under RCRA. Some of our ancillary operations (e.g., vehicle maintenance operations) may generate hazardous wastes. We manage these wastes in substantial compliance with applicable laws.

In October 1991, the Environmental Protection Agency adopted the Subtitle D Regulations governing solid waste landfills. The Subtitle D Regulations, which generally became effective in October 1993, include location restrictions, facility design standards, operating criteria, closure and post- closure requirements, financial assurance requirements, groundwater monitoring requirements, groundwater remediation standards and corrective action requirements. In addition, the Subtitle D Regulations require that new landfill sites meet more stringent liner design criteria (typically, composite soil and synthetic liners or two or more synthetic liners) intended to keep leachate out of groundwater and have extensive collection systems to carry away leachate for treatment prior to disposal. Groundwater monitoring wells must also be installed at virtually all landfills to monitor groundwater quality and, indirectly, the effectiveness of the leachate collection system. The Subtitle D Regulations also require, where certain regulatory thresholds are exceeded, that facility owners or operators control emissions of methane gas generated at landfills in a manner intended to protect human health and the environment. Each state is required to revise its landfill regulations to meet these requirements or such requirements will be automatically imposed by the EPA on landfill owners and operators in that state. Each state is also required to adopt and implement a permit program or other appropriate system to ensure that landfills in the state comply with the Subtitle D Regulations. Various states in which we operate or in which we may operate in the future have adopted regulations or programs as stringent as, or more stringent than, the Subtitle D Regulations.

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

State and Local Regulations

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

Many municipalities also have or could enact ordinances, local laws and regulations affecting our operations. These include zoning and health measures that limit solid waste management activities to specified sites or activities, flow control provisions that direct or restrict the delivery of solid wastes to specific facilities, laws that grant the right to establish franchises for collection services and bidding for such franchises, and bans or other restrictions on the movement of solid wastes into a municipality.

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

Insurance

We are primarily self-insured for automobile liability, property, general liability, workers' compensation, employer's liability claims, and employee group health insurance. Under our current insurance program, we carry per incident deductibles of $2 million for automobile liability claims, $1.5 million for workers' compensation and employer's liability claims, $1 million ($2 million aggregate) for general liability claims and $175,000 for employee group health insurance.

During the 12-month policy term, our automobile liability policy will pay up to $3 million per incident, after we pay the $2 million per incident deductible. Additionally, we have an umbrella policy with a third party insurance company for automobile liability, general liability and employer's liability that will pay, during the policy term, up to $50 million per incident in excess of the $5 million limit for automobile claims and in excess of the $1.5 million limit for employer's liability claims and will pay up to an aggregate of $50 million in excess of the $2 million aggregate limit for general liability claims. Since workers' compensation is a statutory coverage limited only by the various state jurisdictions, the umbrella coverage is not applicable. Also, our umbrella policy does not cover property claims, as the insurance limits for these claims are in accordance with the replacement values of the insured property. From time to time, actions filed against us include claims for punitive damages, which are generally excluded from coverage under all of our liability insurance policies.

We carry environmental protection insurance under a three- year (annual for the state of California) policy, expiring in November 2008, with coverage of $10 million per occurrence and a $20 million aggregate limit, after we pay the $250,000 per incident deductible. This insurance policy covers all owned or operated landfills and transfer stations. Subject to policy terms, insurance coverage is guaranteed for acquired and newly constructed facilities, but each addition to the policy is underwritten on a site-specific basis and the premium is set according to the conditions found at the site. Our policy provides insurance for new pollution conditions that originate after the commencement of our coverage. Pollution conditions existing prior to the commencement of our coverage, if found, could be excluded from coverage.

Financial Surety Bonds

We use financial surety bonds for a variety of corporate guarantees. The financial surety bonds are primarily used for guaranteeing municipal contract performance and providing financial assurances to meet final capping, landfill closure and post-closure obligations as required under certain environmental regulations. In addition to surety bonds, such guarantees and obligations may also be met through alternative financial assurance instruments, including insurance, letters of credit and restricted asset deposits.

In 2003, we paid $5.3 million to acquire a 9.9% interest in a company that, among other activities, issues financial surety bonds to secure final capping, landfill closure and post-closure obligations for companies operating in the solid waste sector, including our own.

EMPLOYEES

At December 31, 2005, we employed 4,104 full-time employees, of which 364, or 9% of our workforce, are employed under collective bargaining agreements, primarily with the Teamsters Union. These employees are subject to labor agreements that are renegotiated periodically. Collective bargaining agreements covering 298 of our employees, or 7% of our workforce, are set to expire during 2006. We do not expect any significant disruption in our overall business in 2006 as a result of labor negotiations, employee strikes or organizational efforts.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning our executive officers as of January 31, 2006:

NAME	AGE	POSITIONS
Ronald J. Mittelstaedt (1)	42	Chief Executive Officer and Chairman
Steven F. Bouck	48	President
Darrell W. Chambliss	41	Executive Vice President and Chief Operating Officer
Robert D. Evans	59	Executive Vice President, General Counsel and Secretary
Worthing F. Jackman	41	Executive Vice President and Chief Financial Officer
David M. Hall	48	Senior Vice President - Sales and Marketing
Kenneth O. Rose	57	Senior Vice President - Administration
David G. Eddie	36	Vice President - Corporate Controller
Eric O. Hansen	40	Vice President - Chief Information Officer
Jerri L. Hunt	54	Vice President - Human Resources
James M. Little	44	Vice President - Engineering

(1) Member of the Executive Committee of the Board of Directors.

Ronald J. Mittelstaedt has been Chief Executive Officer and a director of Waste Connections since the company was formed, and was elected Chairman in January 1998. Mr. Mittelstaedt also served as President from Waste Connections' formation through August 2004. Mr. Mittelstaedt has more than 17 years of experience in the solid waste industry. He holds a B.S. degree in Finance from the University of California at Santa Barbara.

Steven F. Bouck has been President of Waste Connections since September 1, 2004. From February 1998 to that date, he served as Executive Vice President and Chief Financial Officer. Mr. Bouck held various positions with First Analysis Corporation from 1986 to 1998 focusing on financial services to the environmental industry. Mr. Bouck holds B.S. and M.S. degrees in Mechanical Engineering from Rensselaer Polytechnic Institute and an M.B.A. in Finance from the Wharton School. He has been a Chartered Financial Analyst since 1990.

Darrell W. Chambliss has been Executive Vice President and Chief Operating Officer of Waste Connections since October 2003. From October 1, 1997 to that date, he served as Executive Vice President - Operations. Mr. Chambliss has more than 16 years of experience in the solid waste industry. Mr. Chambliss holds a B.S. degree in Business Administration from the University of Arkansas.

Robert D. Evans has been Executive Vice President, General Counsel and Secretary of Waste Connections since June 2002. From 1978 to that date, Mr. Evans was a partner in the San Francisco law firm of Shartsis Friese LLP. Prior to joining us, Mr. Evans had been Waste Connections' primary outside counsel since our formation. Mr. Evans holds a B.A. degree in Economics and a J.D. degree from the University of California at Berkeley.

Worthing F. Jackman has been Executive Vice President - Chief Financial Officer of Waste Connections since September 1, 2004. Mr. Jackman served as Vice President - Finance and Investor Relations from April 2003 to August 2004. Mr. Jackman held various investment banking positions with Alex. Brown & Sons, now Deutsche Bank Securities, Inc., from 1991 through 2003, including most recently as a Managing Director within the Global Industrial & Environmental Services Group. In that capacity, he provided capital markets and strategic advisory services to companies in a variety of sectors, including solid waste services. Mr. Jackman serves as a director for Quanta Services, Inc. He holds a B.S. degree in Finance from Syracuse University and an M.B.A. from the Harvard Business School.

David M. Hall has been Senior Vice President - Sales and Marketing of Waste Connections since October 2005. From August 1998 to September 2005, Mr. Hall served as Vice President - Business Development. Mr. Hall has more than 18 years of experience in the solid waste industry with extensive operating and marketing experience in the Western U.S. Mr. Hall received a B.S. degree in Management and Marketing from Missouri State University.

Kenneth O. Rose has been Senior Vice President - Administration of Waste Connections since May 2002. He served as a consultant to Waste Connections in March and April 2002. From May 2000 to March 2002, he provided consulting services to WorldOil.Com, Inc. and Gulf Publishing Company. As Vice President - Administration for Coach USA, Inc., from October 1996 to April 2000, Mr. Rose was responsible for all corporate administrative activities in the United States, Canada and Mexico. Mr. Rose has 11 years experience in the solid waste industry. Prior to joining the waste industry, Mr. Rose held various administrative positions in the oil and offshore drilling industries from 1971 to 1989 with Standard Oil Company-Indiana, Gulf Oil Corporation and Chevron Corporation. Mr. Rose holds a B.S. degree in Accounting from the University of Wyoming.

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

Jerri L. Hunt has been Vice President - Human Resources of Waste Connections since May 2002. Ms. Hunt served as Vice President - Human Resources and Risk Management from December 1999 to April 2002. From 1994 to 1999, Ms. Hunt held various positions with First Union National Bank (including the Money Store, which was acquired by First Union National Bank), most recently Vice President of Human Resources. From 1989 to 1994, Ms. Hunt served as Manager of Human Resources and Risk Management for BFI. Ms. Hunt also served as a Human Resources Supervisor for United Parcel Service from 1976 to 1989. She holds a B.S. degree from California State University, Sacramento and a Master's degree in Human Resources from Golden Gate University.

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

AVAILABLE INFORMATION

Our internet website address is http://www.wasteconnections.com. The information on our website is not incorporated by reference in this annual report on Form 10-K. We make our reports on Forms 10-K, 10-Q and 8-K available on our website free of charge after we file them with the Securities and Exchange Commission.

ITEM 1A. RISK FACTORS

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

Our industry is highly competitive and requires substantial labor and capital resources. Some of the markets in which we compete or will likely compete are served by one or more large, national companies, as well as by regional and local companies of varying sizes and resources, some of which have accumulated substantial goodwill in their markets. Some of our competitors may also be better capitalized than we are, have greater name recognition than we do or be able to provide or be willing to bid their services at a lower price than we may be willing to offer. Our inability to compete effectively could hinder our growth or negatively impact our operating results.

We also compete with counties, municipalities and solid waste districts that maintain their own waste collection and disposal operations. These operators may have financial advantages over us because of their access to user fees and similar charges, tax revenues and tax-exempt financing.

Increases in the price of fuel may adversely affect our business and reduce our operating margins.

Although fuel and energy costs account for a relatively small portion of our total revenues, the price of fuel is volatile and rose substantially in 2004 and 2005. During that period, we were party to a fixed- price fuel purchase contract that expired on December 31, 2005, pursuant to which we purchased approximately 13 million gallons of diesel fuel per annum, accounting for an estimated 75% of our annual fuel consumption. We estimate that the contract provided a benefit of approximately $14 million in 2005 compared to average market prices. The market price of diesel fuel is unpredictable and can fluctuate significantly. Due to the expiration of our fixed-price fuel purchase contract, we expect a significant increase in our fuel cost in 2006, which could adversely affect our business and reduce our operating margins.

Increases in labor and disposal and related transportation costs could impact our financial results.

Our continued success will depend on our ability to attract and retain qualified personnel. We compete with other businesses in our markets for qualified employees. From time to time, the labor supply is tight in some of our markets. A shortage of qualified employees would require us to enhance our wage and benefits packages to compete more effectively for employees, to hire more expensive temporary employees or to contract for services with more expensive third party vendors. Labor is one of our highest costs and relatively small increases in labor costs per employee could materially affect our cost structure. If we fail to attract and retain qualified employees, control our labor costs, or recover any increased labor costs through increased prices we charge for our services or otherwise offset such increases with cost savings in other areas, our operating margins could suffer. Disposal and related transportation costs are our second highest cost category. If we incur increased disposal and related transportation costs to dispose of solid waste, and if, in either case, we are unable to pass these costs on to our customers, our operating results would suffer.

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

We maintain insurance policies for automobile, general, employer's, environmental and directors and officers' liability as well as for employee group health insurance, property insurance, and workers' compensation. In response to market conditions in the insurance industry, we became effectively self-insured for automobile liability, property, general liability, workers' compensation, employer's liability, and employee group health insurance by carrying high dollar per incident deductibles. We carry umbrella policies for certain types of claims to provide excess coverage over the underlying policies and per incident deductibles. The increased amounts that we self- insure could cause significant volatility in our operating margins and reported earnings based on the occurrence and claim costs of incidents, accidents and injuries. Our insurance accruals are based on claims filed and estimates of claims incurred but not reported and are developed by our management with assistance from our third-party actuary and our third-party claims administrator. To the extent these estimates are inaccurate, we may recognize substantial additional expenses in future periods that would reduce operating margins and reported earnings. From time to time, actions filed against us include claims for punitive damages, which are generally excluded from coverage under all of our liability insurance policies. A punitive damage award could have an adverse effect on our reported earnings in the period in which it occurs. Significant increases in premiums on insurance that we retain also could reduce our margins.

We may lose contracts through competitive bidding, early termination or governmental action.

We derive approximately 50% of our revenues from market areas where we have exclusive arrangements, including franchise agreements, municipal contracts and G Certificates. Many of these arrangements are for a specified term and will be subject to competitive bidding in the future. For example, we have approximately 200 contracts, representing approximately 5% of our annual revenues that are set for expiration or automatic renewal in the next 12 months. Although we intend to bid on additional municipal contracts and franchise agreements, we may not be the successful bidder. In addition, some of our customers may terminate their contracts with us before the end of the contract term.

Government action may also affect our exclusive arrangements. Municipalities may annex unincorporated areas within counties where we provide collection services; as a result, our customers in annexed areas may be required to obtain services from competitors that have been franchised by the annexing municipalities to provide those services. In addition, municipalities in which services are currently provided on a competitive basis may elect to franchise collection services. Unless we are awarded franchises by these municipalities, we will lose customers. Municipalities may also decide to provide services to their residents themselves, on an optional or mandatory basis, causing us to lose customers. Municipalities in Washington may by law annex any unincorporated territory, which could remove such territory from an area covered by a G Certificate issued to us by the WUTC. Such occurrences could subject more of our Washington operations to competitive bidding. Moreover, legislative action could amend or repeal the laws governing WUTC regulation, which could harm our competitive position by subjecting more areas to competitive bidding. If we are not able to replace revenues from contracts lost through competitive bidding or early termination or from the renegotiation of existing contracts with other revenues within a reasonable time period, our revenues could decline.

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

We depend on two major railroads for the intermodal services we provide - the Burlington Northern Santa Fe and Union Pacific. Consequently, a reduction in, or elimination of, rail service to a particular market is likely to adversely affect our ability to provide intermodal transportation services to some of our customers. In addition, the railroads are relatively free to adjust shipping rates up or down as market conditions permit when existing contracts expire. Rate increases would result in higher intermodal transportation costs, reducing the attractiveness of intermodal transportation compared to solely truck or other transportation modes, which could cause a decrease in demand for our services. Our business could also be adversely affected by harsh weather conditions or other factors that hinder the railroads' ability to provide reliable transportation services.

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

We depend significantly on the services of the members of our senior and district management team, and the departure of any of those persons could cause our operating results to suffer.

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

Our financial results are based upon estimates and assumptions that may differ from actual results.

In preparing our consolidated financial statements in accordance with U.S. generally accepted accounting principles, several estimates and assumptions are made that affect the accounting for and recognition of assets, liabilities, revenues and expenses. These estimates and assumptions must be made because certain information that is used in the preparation of our financial statements is dependent on future events, cannot be calculated with a high degree of precision from data available or is not capable of being readily calculated based on generally accepted methodologies. In some cases, these estimates are particularly difficult to determine and we must exercise significant judgment. The estimates and the assumptions having the greatest amount of uncertainty, subjectivity and complexity are related to our accounting for landfills, self-insurance, intangibles, allocation of acquisition purchase price, deferred taxes, asset impairments, litigation, claims and assessments. Actual results for all estimates could differ materially from the estimates and assumptions that we use, which could have a material adverse effect on our financial condition and results of operations.

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

Our implementation of and compliance with changes in accounting rules and interpretations could adversely affect our operating results or cause unanticipated fluctuations in our results in future periods. The accounting rules and regulations that we must comply with are complex and continually changing. Recent actions and public comments from the Securities and Exchange Commission have focused on the integrity of financial reporting generally. The Financial Accounting Standards Board, or FASB, has recently introduced several new or proposed accounting standards, or is developing new proposed standards, which would represent a significant change from current industry practices. For example in December 2004, the FASB issued Statement No. 123 (revised 2004), "Share-Based Payment," which requires publicly traded companies to expense stock options, among other equity instruments, in the reporting period beginning January 1, 2006. Statement 123(R) requires each such company to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the company's income statement over the vesting period of the award rather than as a disclosure in footnotes to the financial statements. Statement 123(R) will reduce our reported financial results and could decrease our stock price. In addition, many companies' accounting policies are being subject to heightened scrutiny by regulators and the public. While we believe that our financial statements have been prepared in accordance with U.S. generally accepted accounting principles, we cannot predict the impact of future changes to accounting principles or our accounting policies on our financial statements going forward.

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

Our financial and operating performance may be affected by the inability to renew landfill operating permits, obtain new landfills and expand existing ones.

We currently own and/or operate a number of landfills. Our ability to meet our financial and operating objectives may depend in part on our ability to renew landfill operating permits, acquire, lease and expand landfills and develop new landfill sites. It has become increasingly difficult and expensive to obtain required permits and approvals to build, operate and expand solid waste management facilities, including landfills and transfer stations. Operating permits for landfills in states where we operate must generally be renewed every five to ten years. These operating permits often must be renewed several times during the permitted life of a landfill. The permit and approval process is often time consuming, requires numerous hearings and compliance with zoning, environmental and other requirements, is frequently challenged by citizens, public interest and other groups, and may result in burdensome terms and conditions being imposed on our operations. We may not be able to obtain new landfill sites or expand the permitted capacity of our landfills when necessary. Obtaining new landfill sites is important to our expansion into new, non-exclusive markets. If we do not believe that we can obtain a landfill site in a non-exclusive market, we may choose not to enter that market. Expanding existing landfill sites is important in those markets where the remaining lives of our landfills are relatively short. We may choose to forego acquisitions and internal growth in these markets because increased volumes would further shorten the lives of these landfills. Any of these circumstances could adversely affect our results.

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

Governmental agencies may impose fines or penalties on us, attempt to revoke or deny renewal of our operating permits, franchises or licenses for violations or alleged violations of environmental laws or regulations, or require us to remediate potential environmental problems relating to waste that we or our predecessors collected, transported, disposed of or stored. Individuals or citizens groups may also bring actions against us in connection with our operations. Any adverse outcome in such proceedings could harm our operations and financial results and create negative publicity, which could damage our reputation, competitive position and stock price.

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

Fluctuations in prices for recycled commodities that we sell and rebates we offer to customers may cause our revenues and operating results to decline.

We provide recycling services to some of our customers. The sale prices of and demand for recyclable materials, particularly paper products, are frequently volatile and when they decline our revenues and operating results may decline. We offer rebates to certain customers based on the value realized from recycled commodities, which also may impact our operating results.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2005, we owned 114 collection operations, 25 transfer stations, 19 municipal solid waste landfills, 3 construction and demolition landfills, 26 recycling operations, and 6 intermodal operations and operated, but did not own, an additional 11 transfer stations and 11 municipal solid waste landfills. We lease certain of the sites on which these facilities are located. We also own one construction and demolition landfill site which was permitted for operation, but not constructed, as of December 31, 2005. Subsequent to December 31, 2005, operations commenced on a new municipal solid waste landfill in Kansas and a construction and demolition landfill in Colorado. We lease various office facilities, including our corporate offices in Folsom, California, where we lease approximately 31,000 square feet of space. We own various equipment, including waste collection and transportation vehicles, related support vehicles, doublestack rail cars, carts, containers, chassis, and heavy equipment used in landfill and intermodal operations. We believe that our existing facilities and equipment are generally adequate for our current operations. However, we expect to make additional investments in property and equipment for expansion and replacement of assets in connection with future acquisitions.

ITEM 3. LEGAL PROCEEDINGS

Our subsidiary, Rhino Solid Waste, Inc., owns undeveloped property in Chaparral, New Mexico, for which it sought a permit to operate a municipal solid waste landfill.  After a public hearing, the New Mexico Environment Department approved the permit for the facility on January 30, 2002.  Colonias Development Council, or CDC, a nonprofit organization, opposed the permit at the public hearing and appealed the Department's decision to the Court of Appeals of New Mexico, primarily on the grounds that the Department failed to consider the social impact of the landfill on the community of Chaparral, and failed to consider regional planning issues.  The Court of Appeals affirmed the Department's decision to grant the landfill permit.  CDC then appealed that decision to the Supreme Court of New Mexico.  On July 18, 2005, the Supreme Court in Colonias Dev. Council v. Rhino Envtl. Servs. Inc. (In re Rhino Envtl. Servs.), 2005 NMSC 24 (N.M. 2005) reversed the Court of Appeals' decision, and remanded the matter back to the Department to conduct a limited public hearing on certain evidence CDC claims was wrongfully excluded from consideration by the hearing officer, and to allow the Department to reconsider the evidence already proffered concerning the impact of the landfill on the surrounding community's quality of life.  At December 31, 2005, we had $8.1 million of capitalized expenditures related to this landfill development project.  If we are not ultimately issued a permit to operate the landfill, we will be required to expense in a future period the $8.1 million of capitalized expenditures, less the recoverable value of the undeveloped property and other amounts recovered, which would likely have a material adverse effect on our reported income for that period.

We recently opened a municipal solid waste landfill in Harper County, Kansas. This landfill has been opposed by a citizens' group calling itself "Tri-County Concerned Citizens" and others. The landfill opponents initially challenged the zoning permit for the property. The Kansas Court of Appeals upheld the zoning permit, and the landfill opponents' appeal to the Kansas Supreme Court was denied in December 2004. On September 2, 2005, the Kansas Department of Health and Environment ("KDHE") issued a final permit to operate the landfill and we began construction on the site. On October 3, 2005, landfill opponents filed a suit (Board of Commissioners of Sumner County, Kansas, Tri-County Concerned Citizens and Dalton Holland v. Roderick Bremby, Secretary of the Kansas Department of Health and Environment et. al) in the District Court of Shawnee County, Kansas (Case No. 05-C-1264), alleging that a site analysis prepared for us and submitted to the Department as part of the process leading to the issuance of the permit was deficient in several respects. The action seeks to stay the effectiveness of the permit and to nullify it. We have intervened in this case. On November 26, 2005, counsel for Tri-County Concerned Citizens, Inc. and Dalton Holland filed a notice of intent to sue under the Clean Water Act with respect to the landfill, alleging that the U.S. Army Corps of Engineers' determination that no jurisdictional wetlands would be impacted by the landfill was erroneous, arbitrary, capricious and unsupported by substantial evidence. The letter also alleges that we are in violation of our general permit under the National Pollutant Discharge Elimination System program for storm water. The letter is a pre-requisite to the complaining parties' filing a suit against us under the Clean Water Act. On December 23, 2005, counsel for these same parties wrote a letter to the Secretary of the KDHE alleging that we are in violation of our permit for allegedly not having submitted to the KDHE certain information contained in the report of a consultant commissioned by the landfill opponents. At December 31, 2005, we had $8.9 million of capitalized expenditures related to this landfill development project. While we believe that we will prevail with respect to all the matters described, if the final permit is nullified for any reason, we would likely appeal the decision or take steps to have the permit re-instated. If we are not successful in doing so, however, we will be required to expense in a future period the $8.9 million of capitalized expenditures, less the recoverable value of the undeveloped property and other amounts recovered, which would likely have a material adverse effect on our reported income for that period.

Resourceful Environmental Services, Inc. ("RES") filed a complaint alleging that Waste Connections, Inc. and Waste Connections of Mississippi, LLC misrepresented their intentions concerning the potential purchase of RES (Resourceful Environmental Services, Inc. v. Waste Connections et al, Circuit Court of Tippah County, Mississippi, filed December 31, 2002, Case No. T-02-308).  We acquired Liberty Waste in October 2001.  We considered acquiring RES, a company Liberty Waste had considered purchasing and ultimately, we decided not to buy the company.  RES's complaint alleges misrepresentation and conspiracy based on alleged oral assurances that the acquisition would go forward. A trial is scheduled for May 15, 2006.  Plaintiff is seeking compensatory damages of $400,000, and punitive damages of $50 million.  We believe that this case is without merit.  We have not established a reserve for this case, and we have no insurance coverage in the event of recovery by the plaintiff.  An adverse determination in this case, coupled with a significant damage award to the plaintiff, could have an adverse effect on our reported income in the period incurred.

We are a party to various claims and suits pending for alleged damages to persons and property and alleged liabilities occurring during the normal operations of our business. In the case of Karen Colleran, Conservator of the Estate of Robert Rooney v. Waste Connections of Nebraska, Inc., which was filed in the District Court of Valley County, Nebraska, on October 31, 2003 (Case No. CI 03-57), the plaintiff sought recovery for damages allegedly suffered by Father Robert Rooney when the bicycle he was riding collided with one of our garbage trucks. The case was tried before a jury and a verdict finding no liability on our part was rendered on February 10, 2006.

In the case of Cristobal Lozoya v. Waste Connections of Oklahoma, Inc. et al (District Court of Oklahoma County, Oklahoma; case no. C- 2004-7933; filed on September 27, 2004), the plaintiff seeks recovery for injuries he suffered in an accident at our Oklahoma City landfill. The defendants are Waste Connections of Oklahoma, the individual operator of our equipment involved in the accident, and a personnel agency that employed the operator. The plaintiff has alleged that the defendants' actions and/or omissions constituted gross negligence and a reckless disregard for the rights and safety of others, thereby entitling plaintiff to punitive damages in an unspecified amount. The case is in discovery. We intend to defend this action vigorously and to seek contribution for any damage award from the personnel agency. If the case proceeds to trial and punitive damages are awarded, they likely would not be covered by insurance. We have not accrued any potential loss for punitive damages as of December 31, 2005; however, an adverse outcome in this case coupled with a punitive damage award to the plaintiff could have a material adverse effect on our reported income in the period incurred.

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

There were no matters submitted to a vote of security holders during the fourth quarter of 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange under the symbol "WCN". The following table sets forth, for the periods indicated, the high and low prices per share of our common stock, as reported on the New York Stock Exchange. Prices have been adjusted to reflect our three- for-two stock split, effected as a 50% stock dividend, effective as of June 24, 2004.

                                                         HIGH        LOW
2004                                                   ---------  ---------
First Quarter                                         $   27.17  $   24.27
Second Quarter                                            29.66      25.56
Third Quarter                                             31.80      27.32
Fourth Quarter                                            35.83      29.05

2005
First Quarter                                         $   35.39  $   30.50
Second Quarter                                            38.35      32.86
Third Quarter                                             38.15      33.33
Fourth Quarter                                            35.69      31.50

2006
First Quarter (through January 31, 2006)              $   35.31  $   34.10

As of January 31, 2006, there were 81 record holders of our common stock.

We have never paid cash dividends on our common stock and do not currently anticipate paying any cash dividends on our common stock. We currently intend to retain all earnings to fund the operation and expansion of our business. In addition, our existing credit facility limits the amount of cash dividends we can pay.

On May 3, 2004, we announced that our Board of Directors had authorized a common stock repurchase program for the repurchase of up to $200 million of our common stock over a two-year period. On July 25, 2005, we announced that our Board of Directors authorized a $100 million increase to the existing $200 million common stock repurchase program. The Board also extended the program's term through March 31, 2007 from its existing term end of May 2, 2006. Under the program, we may repurchase stock in the open market or in privately negotiated transactions from time to time at management's discretion. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of our common stock and overall market conditions. As of December 31, 2005, we held 106,600 shares of treasury stock at a cost of $3.7 million. These shares were retired in January 2006. As of December 31, 2005, we had repurchased 5.8 million shares of our common stock at a cost of $186.7 million, $177.8 million of which was under the program. The table below reflects repurchases we have made for the three months ended December 31, 2005.

(In thousands, except share and per share amounts)

                                                      Total Number             Maximum
                                                        of Shares        Approximate Dollar
                    Total Number      Average         Purchased as       Value of Shares that
                      of Shares      Price Paid     Part of Publicly     May Yet Be Purchased
Period                Purchased    Per Share (1)    Announced Program     Under the Program
------------------- -------------  -------------- ---------------------  -------------------
10/1/05 - 10/31/05        85,000  $        33.19                85,000  $           141,323
11/1/05 - 11/30/05       325,300           33.73               325,300              130,350
12/1/05 - 12/31/05       238,900           34.17               238,900              122,186
                    -------------                 ---------------------
Total                    649,200  $        33.82               649,200
                    =============                 =====================

(1) This amount represents the weighted average price paid per common share. This price includes a per share commission paid for all repurchases.

ITEM 6. SELECTED FINANCIAL DATA

This table sets forth selected financial data of Waste Connections, in thousands, except share and per share amounts, for the periods indicated. This data should be read in conjunction with and is qualified by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Annual Report on Form 10-K and our audited consolidated financial statements, including the notes thereto and our independent registered public accounting firms' reports thereon and the other financial information included in Item 8 of this Form 10-K. The selected data in this section are not intended to replace the consolidated financial statements included in this report.

                                                                              YEARS ENDED DECEMBER 31,
                                                         -----------------------------------------------------------------
                                                            2001 (a)       2002       2003 (b)     2004 (b)     2005 (b)
                                                           -----------  -----------  -----------  ------------------------
                                                                   (in thousands, except share and per share data)
STATEMENT OF OPERATIONS DATA:
  Revenues                                                $   371,429  $   477,848  $   541,797  $   624,544      721,899
  Operating expenses:
    Cost of operations                                        206,166      266,424      299,901      354,901      416,883
    Selling, general and administrative                        31,576       45,046       51,244       61,223       72,395
    Depreciation and amortization                              35,313       37,125       45,071       54,630       64,788
    Loss (gain) on disposal of assets                           4,846          290          186        2,120         (216)
                                                           -----------  -----------  -----------  -----------  -----------
  Income from operations                                       93,528      128,963      145,395      151,670      168,049

  Interest expense                                            (29,597)     (31,372)     (31,666)     (21,724)     (23,489)
  Other income (expense), net                                  (6,208)        (524)         160       (2,817)         450
                                                           -----------  -----------  -----------  -----------  -----------
  Income before income tax provision
    and minority interests                                     57,723       97,067      113,889      127,129      145,010

  Minority interests                                           (7,338)      (9,367)     (10,549)     (11,520)     (12,422)
                                                           -----------  -----------  -----------  -----------  -----------
  Income from continuing operations before income taxes        50,385       87,700      103,340      115,609      132,588

  Income tax provision                                        (19,830)     (32,784)     (37,527)     (42,251)     (48,066)
                                                           -----------  -----------  -----------  -----------  -----------
  Income from continuing operations                            30,555       54,916       65,813       73,358       84,522

  Income (loss) on discontinued operations, net of tax            (27)         550         (499)      (1,087)        (579)
  Cumulative effect of change in accounting
    principle, net of tax expense of $166                          --           --          282           --           --
                                                           -----------  -----------  -----------  -----------  -----------
  Net income                                              $    30,528  $    55,466  $    65,596  $    72,271  $    83,943
                                                           ===========  ===========  ===========  ===========  ===========

  Basic earnings per common share:
    Income from continuing operations                     $      0.75  $      1.32  $      1.55  $      1.57  $      1.81
    Discontinued operations                                        --         0.01        (0.01)       (0.02)       (0.01)
    Cumulative effect of change in accounting principle            --           --           --           --           --
                                                           -----------  -----------  -----------  -----------  -----------
    Net income per common share                           $      0.75  $      1.33  $      1.54  $      1.55  $      1.80
                                                           ===========  ===========  ===========  ===========  ===========

  Diluted earnings per common share:
    Income from continuing operations                     $      0.74  $      1.25  $      1.45  $      1.52  $      1.75
    Discontinued operations                                        --         0.01        (0.01)       (0.02)       (0.01)
    Cumulative effect of change in accounting principle            --           --         0.01           --           --
                                                           -----------  -----------  -----------  -----------  -----------
    Net income per common share                           $      0.74  $      1.26  $      1.45  $      1.50  $      1.74
                                                           ===========  ===========  ===========  ===========  ===========

  Shares used in calculating basic income per share (c)    40,604,528   41,625,963   42,490,944   46,581,441   46,700,649
                                                           ===========  ===========  ===========  ===========  ===========
  Shares used in calculating diluted income per share (c)  41,513,459   48,488,436   49,307,478   49,470,217   48,211,301
                                                           ===========  ===========  ===========  ===========  ===========

                                                                                     DECEMBER 31,
                                                         ----------------------------------------------------  -----------
                                                            2001 (a)       2002       2003 (b)     2004 (b)     2005 (b)
                                                           -----------  -----------  -----------  -----------  -----------
                                                                  (in thousands, except share and per share data)
BALANCE SHEET DATA:
  Cash and equivalents                                    $     7,279  $     4,067  $     5,276  $     3,610        7,514
  Working capital (deficit)                                    (4,825)     (23,048)     (15,060)     (12,824)     (25,625)
  Property and equipment, net                                 465,806      578,040      613,225      640,730      700,508
  Total assets                                                979,353    1,261,882    1,395,952    1,491,483    1,676,307
  Long-term debt                                              416,171      578,481      601,891      489,343      586,104
  Total stockholders' equity                                  379,805      451,712      537,494      707,522      718,200

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

Generally, the most profitable industry operators are those companies that are vertically integrated or enter into long-term collection contracts. A vertically integrated operator will benefit from: (1) the internalization of waste (bringing waste to a company-owned landfill); (2) the ability to charge third-party haulers tipping fees either at landfills or at transfer stations; and (3) the efficiencies gained by being able to aggregate and process waste at a transfer station prior to landfilling.

Executive Overview

We are an integrated solid waste services company that provides solid waste collection, transfer, disposal and recycling services in mostly secondary markets in the Western and Southern U.S. We also provide intermodal services for the rail haul movement of cargo containers in the Pacific Northwest through a network of six intermodal facilities. We seek to avoid highly competitive, large urban markets and instead target markets where we can provide either non-integrated or integrated solid waste services under exclusive arrangements, or markets where we can be integrated and attain high market share. In markets where waste collection services are provided under exclusive arrangements, or where waste disposal is municipally funded or available at multiple municipal sources, we believe that controlling the waste stream by providing collection services under exclusive arrangements is often more important to our growth and profitability than owning or operating landfills.

Operating Results

In a press release and subsequent Form 8-K filed with the Securities and Exchange Commission on February 23, 2005, we provided investors a financial outlook for 2005 which excluded the impact of any acquisitions that were completed during the year. Revenue in 2005 exceeded the high end of our initial expectations as internal growth for operations owned at least twelve months averaged approximately 4.7% during the year, and acquisitions closed during the year contributed an additional 10.9% growth in revenue. Both price and volume growth exceeded initial expectations. Our operating income margin for the year came in lower than initially expected due to the benefits from operational improvements, risk management initiatives and customer price increases being more than offset by rising truck and equipment operating costs (primarily fuel and maintenance), increased transportation costs for transfer disposal volumes to landfills (again, primarily due to rising fuel costs), the dilutive impact of acquisitions closed in late 2004 and during 2005 that had margins lower than our existing business, and a non-cash charge related to the accelerated vesting late in the year of outstanding stock options.

In 2005, we benefited from a fixed-price fuel supply contract which we entered into in late 2003 that locked-in diesel prices on approximately 13 million gallons purchased during the year. This amount represented about 75% of our fuel consumption in 2005. We estimate that this contract saved us approximately $14 million on a pre-tax basis compared to market prices paid during the period. The expiration of this contract at the end of 2005 is expected to result in a significant increase in the cost of fuel beginning in 2006. In preparation for this, both in 2005 and into 2006, we initiated broad- based pricing initiatives in our competitive markets and implemented surcharges where contractual or market dynamics permitted. Higher indexed pricing in many of our exclusive markets should also help us offset or recover increasing costs in 2006.

Free Cash Flow

Free cash flow, a non-GAAP financial measure, exceeded our initial expectations (refer to page 38 for reconciliation of free cash flow). We had expected net cash provided from operating activities to be between 25% and 26% of revenue for the year and free cash flow, defined as net cash provided from operating activities, plus or minus any changes in book overdraft, plus cash proceeds from disposal of assets, less capital expenditures and distributions to minority interests holders, to be between 11.5% and 12.5% of revenue. In 2005, actual net cash provided from operating activities and free cash flow were 27.7% and 13.5% of revenues, respectively. Capital expenditures were approximately $13 million above the high end of our initial expectations due primarily to items that should benefit us in future periods: the construction of three new landfills and purchase of equipment related to acquisitions completed during the year. On a net basis, this increase in capital expenditures over initial expectations was offset by proceeds from the sale of assets and the tax benefits from the exercise of stock options.

Acquisitions

We acquired approximately $55 million of annualized revenue in 2005. To be attractive to us, acquisition candidates must be located in markets consistent with our growth strategy and satisfy our targeted financial returns. While there remain a large number of acquisition candidates, our disciplined approach is somewhat opportunistic depending on when these more attractive candidates are available for sale. In 2005, we acquired 18 solid waste companies in California, Idaho, Kansas, Kentucky, Mississippi, Oklahoma, South Dakota, Tennessee, Washington and Wyoming.

The two largest acquisitions, Mountain Jack Environmental Services and Waste Management's Vancouver, Washington operations, were both completed in the third quarter. Mountain Jack was the largest privately-held solid waste company in Idaho and Wyoming. It is an example of the type of acquisition candidates we target: secondary markets, Western U.S., high market share, and a competitive asset position. This acquisition brought us back into Idaho and provides us the platform to complete additional follow-on acquisitions. In the fourth quarter, we completed two additional acquisitions in Idaho and Wyoming.

In Vancouver, Washington, we acquired Waste Management's low margin franchise collection operation, which covers the balance of the city not served under our existing contract. Margins on this incremental revenue will remain low given the pricing structure inherent in the contract. While we do expect this acquisition on its own to meet our targeted return criteria, its attractiveness is much more strategic over the long-term. Operationally, this transaction allows us to leverage our existing operations serving Vancouver and the surrounding Clark County area. More importantly, we have already strengthened our long-term position in that market by securing an additional five years on the term of the combined city collection contract to 2013, and we are in the final stages of negotiating a 15-year extension of our disposal contract with Clark County to 2028. Though this acquisition compresses our reported margins, it already has proven beneficial for our long-term positioning in that market.

Stock Buyback

We maintain targeted total debt ratios between 50% and 55% of total capitalization and around 3.0x EBITDA as defined in the terms of our credit facility. As a result of the significant changes in our capital structure during 2004, our Board of Directors in May 2004 authorized a $200 million common stock repurchase program over two years in an effort to rebalance our capital structure. In July 2005, our Board of Directors authorized a $100 million increase to the existing $200 million common stock repurchase program. The Board also extended the program's term through March 2007 from its existing term end of May 2006. We believe our strong financial profile and operating performance provide us the flexibility to fund our acquisition program and repurchase stock while remaining under our targeted debt ratios. During 2005, we repurchased $113.9 million of common stock and, depending on acquisition activity in the year, expect to repurchase approximately $100 million of additional stock under the program in 2006, representing approximately 6% of outstanding shares based on our stock price as of January 31, 2006.

Capital Structure

Due primarily to stock repurchases and completed acquisitions, total stockholders' equity increased $10.7 million and total debt increased $98.4 million during 2005. From year-end 2004 to year-end 2005, debt as a percentage of total capitalization increased from 41.3% to 45.4%, respectively, and debt-to-EBITDA, as defined in our credit facility and considered a non-GAAP financial measure, increased from approximately 2.3x to 2.5x, respectively. These year-end debt ratios remained below our targets. We believe these ratios will approach our targets during 2006 due to continued acquisition activity and stock repurchases.

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

Self-insurance liabilities. We maintain insurance policies for automobile, general, employer's, environmental and directors and officers' liability as well as for employee group health insurance, property insurance and workers' compensation. Our insurance accruals are based on claims filed and estimates of claims incurred but not reported and are developed by our management with assistance from our third-party actuary and third-party claims administrator. The insurance accruals are influenced by our past claims experience factors, which have a limited history, and by published industry development factors. If we experience insurance claims or costs above or below our historically evaluated levels, our estimates could be materially affected. The frequency and amount of claims or incidents could vary significantly over time, which could materially affect our self-insurance liabilities. Additionally, the actual costs to settle the self-insurance liabilities could materially differ from the original estimates and cause us to incur additional costs in future periods associated with prior year claims.

Accounting for landfills. We recognize landfill depletion expense as airspace of a landfill is consumed. Our landfill depletion rates are based on the remaining disposal capacity at our landfills, considering both permitted and expansion airspace. Landfill final capping, closure and post-closure liabilities are calculated by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure and discounting the inflated total to its present value using a credit-adjusted risk-free rate. The resulting final capping, closure and post- closure obligation is recorded on the balance sheet as an addition to site costs and amortized as depletion expense as the landfill's total airspace is consumed. The accounting methods discussed below require us to make certain estimates and assumptions. Changes to these estimates and assumptions could have a material effect on our financial condition and results of operations. Any changes to our estimates are applied prospectively.

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

Final capping, closure and post-closure obligations. We accrue for estimated final capping, closure and post-closure maintenance obligations at the landfills we own, and certain landfills that we operate, but do not own, under life-of-site operating contracts. We could have additional material financial obligations relating to final capping, closure and post- closure costs at other disposal facilities that we currently own or operate or that we may own or operate in the future. In 2005, we calculated the net present value of our final capping, closure and post closure commitments assuming a 2.5% inflation rate and a 7.5% discount rate. The resulting final capping, closure and post-closure obligation is recorded on the balance sheet as an addition to site costs and amortized as depletion expense as the landfill's total airspace is consumed. Significant reductions in our estimates of the remaining lives of our landfills or significant increases in our estimates of the landfill final capping, closure and post-closure maintenance costs could have a material adverse effect on our financial condition and results of operations. Additionally, changes in regulatory or legislative requirements could increase our costs related to our landfills, resulting in a material adverse effect on our financial condition and results of operations.

We own two landfills for which the prior owners are obligated to reimburse us for certain costs we incur for final capping, closure and post- closure activities on the portion of the landfill utilized by the prior owners. Prior to January 1, 2005, we netted the expected reimbursement from the prior owner within its final capping, closure and post-closure obligation. In 2005, we began accruing the prior owner's portion of the final capping, closure and post-closure obligation within the balance sheet classification of other long- term liabilities, and a corresponding receivable from the prior owner in long- term other assets.

Disposal capacity. Our internal and third-party engineers perform surveys at least annually to estimate the remaining disposal capacity at our landfills. Our landfill depletion rates are based on the remaining disposal capacity, considering both permitted and expansion airspace, at the landfills that we own and at the landfills that we operate, but do not own, under life-of- site operating contracts. Expansion airspace consists of additional disposal capacity being pursued through means of expansion but is not actually permitted. Expansion airspace that meets certain internal criteria is included in our estimate of total landfill airspace. The internal criteria we use to determine when expansion airspace may be included as disposal capacity are as follows:

  The land where the expansion is being sought is contiguous to the current disposal site, and we either own the expansion property or it is under an option, purchase, operating or other similar agreement;

  Total development costs, final capping costs, and closure/post-closure costs have been determined;

  Internal personnel have performed a financial analysis of the proposed expansion site and have determined that it has a positive financial and operational impact;

  Internal or external personnel are actively working to obtain the necessary approvals to obtain the landfill expansion permit;

  We consider it probable that we will achieve the expansion (for a pursued expansion to be considered probable, there must be no significant known technical, legal, community, business, or political restrictions or similar issues existing that could impair the success of the expansion); and

  The land where the expansion is being sought has the proper zoning or proper zoning can readily be obtained.

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

Impairment of intangible assets. We periodically evaluate acquired assets for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on regulatory factors, market conditions, anticipated cash flows and operational performance of our acquired assets. Future events could cause us to conclude that impairment indicators exist and that goodwill or other intangibles associated with our acquired businesses are impaired. Any resulting impairment loss could reduce our net worth and have a material adverse effect on our financial condition and results of operations. Additionally, our credit agreement contains a covenant requiring us to maintain a minimum net worth. A substantial reduction in net worth could limit the amount that we can borrow under our credit agreement and any failure to comply with the agreement could result in an event of default under the credit agreement. As of December 31, 2005, goodwill and intangible assets represented 48.4% of our total assets.

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

Approximately 50% of our revenues for the year ended December 31, 2005 were derived from market areas where we are the exclusive service provider in a specified market. Contracts with counties and municipalities and G Certificates provide relatively consistent cash flow during the terms of the contracts. Since we bill most residential customers quarterly, subscription agreements also provide a stable source of revenues for us. No single contract or customer accounted for more than 5% of our revenues for the years ended December 31, 2003, 2004 or 2005.

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

The table below shows for the periods indicated our total reported revenues attributable to services provided.

                                            Years Ended December 31,
                             -------------------------------------------------------
                                  2003               2004               2005
                             ----------------   ----------------   ----------------
Collection                  $ 410,378   65.9% $ 467,310   65.4% $ 517,536   62.9%
Disposal and transfer         188,677   30.3     208,429   29.1     227,715   27.7
Recycling and other            23,670    3.8      39,230    5.5      77,594    9.4
                             ----------------   ----------------   ----------------
                            $ 622,725  100.0% $ 714,969  100.0% $ 822,845  100.0%
                             ================   ================   ================

Intercompany elimination    $  80,928          $  90,425          $ 100,946

Cost of operations includes labor and benefits, tipping fees paid to third-party disposal facilities, vehicle and equipment maintenance, workers' compensation, vehicle and equipment insurance, insurance and employee group health claims expense, third-party transportation expense, fuel, the cost of materials we purchase for recycling, district and state taxes and host community fees and royalties. Our significant costs of operations in 2005 were labor, third-party disposal and transportation, cost of vehicle and equipment maintenance, taxes and fees and fuel. We use a number of programs to reduce overall cost of operations, including increasing the use of automated routes to reduce labor and workers' compensation exposure, utilizing comprehensive maintenance and health and safety programs, and increasing the use of transfer stations to further enhance internalization rates. We carry high-deductible insurance for automobile liability, property, general liability, workers' compensation, and employer's liability claims. If we experience insurance claims or costs above or below our historically evaluated levels, our estimates could be materially affected.

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

We capitalize some third-party expenditures related to pending acquisitions or development projects, such as legal, engineering and interest expenses. We expense indirect acquisition costs, such as executive and corporate overhead, public relations and other corporate services, as we incur them. We charge against net income any unamortized capitalized expenditures and advances (net of any portion that we believe we may recover, through sale or otherwise) that may become impaired, such as those that relate to any operation that is permanently shut down and any pending acquisition or landfill development project that we believe will not be completed. We routinely evaluate all capitalized costs, and expense those related to projects that we believe are not likely to succeed. At December 31, 2005, we had $0.4 million of capitalized interest related to landfill and facility development projects and less than $0.1 million in capitalized expenditures relating to pending acquisitions.

At December 31, 2005, we had $8.9 million in capitalized expenditures for a landfill project in Harper County, Kansas, and $8.1 million in capitalized expenditures for a landfill project in Chaparral, New Mexico. We recently opened the Harper County landfill, but landfill opponents have filed a suit seeking to stay the effectiveness of the permit and to nullify it, and have threatened additional litigation on other grounds. With respect to the undeveloped property in Chaparral, New Mexico, we had obtained a permit to operate the landfill, but on July 18, 2005, the Supreme Court of New Mexico ordered the New Mexico Environment Department to conduct an additional limited hearing to consider evidence that landfill opponents claim was wrongfully excluded. If the final Kansas permit is nullified for any reason and we are not successful in having it reinstated, or if we are not ultimately issued a permit to operate the New Mexico landfill, we will be required to expense in a future period the capitalized expenditures for the project in question, less the recoverable value of the applicable property and any other amounts recovered, which would likely have a material adverse effect on our financial position and results of operations for that period.

We periodically evaluate our intangible assets for potential impairment indicators. If any impairment indicators are present, a test of recoverability is performed by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If the carrying values are in excess of undiscounted expected future cash flows, impairment is measured by comparing the fair value of the asset to its carrying value. If the fair value of an asset is determined to be less than the carrying amount of the asset or asset group, an impairment in the amount of the difference is recorded in the period that the impairment indicator occurs. As of December 31, 2004 and 2005, there have been no material adjustments to the carrying amounts of intangibles resulting from these evaluations. Additionally, we test goodwill and indefinite-lived intangible assets for impairment annually using the process prescribed in SFAS No. 142. As a result of performing the tests for potential impairment, we determined that no impairment existed as of December 31, 2004 and 2005 and therefore, there were no write-downs to goodwill or indefinite-lived intangible assets. As of December 31, 2004 and 2005, goodwill and other intangible assets represented 47.7% and 48.4% of total assets, respectively, and 100.6% and 112.9% of stockholders' equity, respectively.

Results of Operations

The following table sets forth items in our consolidated statement of operations in thousands and as a percentage of revenues for the periods indicated:

                                                             Years Ended December 31,
                                      ------------------------------------------------------------------
                                                  As a %                 As a %                 As a %
                                                  of 2003                of 2004                of 2005
                                        2003     Revenues      2004     Revenues      2005     Revenues
                                      ---------  ---------   ---------  ---------   ---------  ---------
Revenues                             $ 541,797      100.0% $ 624,544      100.0% $ 721,899      100.0%
Cost of operations                     299,901       55.4     354,901       56.8     416,883       57.7
Selling, general and administrative     51,244        9.5      61,223        9.8      72,395       10.0
Depreciation and amortization           45,071        8.3      54,630        8.8      64,788        9.0
Loss (gain) on disposal of assets          186         --       2,120        0.3        (216)        --
                                      ---------  ---------   ---------  ---------   ---------  ---------
Operating income                       145,395       26.8     151,670       24.3     168,049       23.3

Interest expense, net                  (31,666)      (5.8)    (21,724)      (3.5)    (23,489)      (3.3)
Other income (expense), net                160         --      (2,817)      (0.4)        450         --
Minority interests                     (10,549)      (1.9)    (11,520)      (1.8)    (12,422)      (1.7)
Income tax provision                   (37,527)      (6.9)    (42,251)      (6.8)    (48,066)      (6.7)
Loss on discontinued operations,
  net of tax                              (499)      (0.1)     (1,087)      (0.2)       (579)        --
Cumulative effect of change in
  accounting principle, net of tax         282         --          --         --          --         --
                                      ---------  ---------   ---------  ---------   ---------  ---------
Net income                           $  65,596       12.1% $  72,271       11.6% $  83,943       11.6%
                                      =========  =========   =========  =========   =========  =========

Years Ended December 31, 2005 and 2004

Revenues. Total revenues for the year ended December 31, 2005, increased $97.4 million, or 15.6%, to $721.9 million from $624.5 million for the year ended December 31, 2004. Acquisitions closed subsequent to December 31, 2004, and the full-period inclusion of revenues from acquisitions closed during the year ended December 31, 2004, increased revenues approximately $68.4 million. Increased prices charged to our customers and volume changes in our existing business resulted in a net revenue increase of $28.6 million.

Cost of Operations. Total cost of operations for the year ended December 31, 2005, increased $62.0 million, or 17.5%, to $416.9 million from $354.9 million for the year ended December 31, 2004. The increase for the year ended December 31, 2005, was primarily attributable to operating costs associated with acquisitions closed in the second half of 2004 and subsequent to December 31, 2004, higher fuel costs, increased third party trucking costs associated with bringing waste to our owned or operated landfills, labor expenses and equipment maintenance costs associated with higher collection volumes, higher surety bond expenses associated with increased bonding requirements at our facilities, partially offset by an overall decrease in workers' compensation and auto liability expenses resulting from the unusual severity of prior year claims and increased incurred but not reported accruals in the prior year.

Cost of operations as a percentage of revenues for the year ended December 31, 2005, increased 0.9 percentage points to 57.7% from 56.8% for the year ended December 31, 2004. The increase as a percentage of revenues for the year ended December 31, 2005, was primarily attributable to companies acquired in the latter half of 2004 and subsequent to December 31, 2004, having operating margins below our company average, increased fuel costs and increased insurance costs, partially offset by a decrease in labor and disposal expenses associated with improved internalization and leveraging existing labor to service volume increases.

SG&A. SG&A expenses for the year ended December 31, 2005, increased $11.2 million, or 18.2%, to $72.4 million from $61.2 million for the year ended December 31, 2004. SG&A expenses as a percentage of revenues for the year ended December 31, 2005, increased 0.2 percentage points to 10.0% from 9.8% for the year ended December 31, 2004. Our SG&A expenses for the year ended December 31, 2005, increased in amount and as a percentage of revenues from the prior year due to additional personnel employed as a result of acquisitions that closed subsequent to December 31, 2004, and increased stock compensation expense primarily from the acceleration of all unvested stock options.

Depreciation and Amortization. Depreciation and amortization expense for the year ended December 31, 2005, increased $10.2 million, or 18.6%, to $64.8 million from $54.6 million for the year ended December 31, 2004. The increase was primarily attributable to depreciation and depletion associated with acquisitions closed in the latter half of 2004, and subsequent to December 31, 2004, increased depreciation expense resulting from new equipment acquired to support our base operations, increased amortization expense associated with intangible assets acquired in acquisitions closed in the latter half of 2004 and subsequent to December 31, 2004, and increased depletion expense resulting from higher volumes at our landfill operations.

Depreciation and amortization expense as a percentage of revenues for the year ended December 31, 2005, increased 0.2 percentage points to 9.0% from 8.8% for the year ended December 31, 2004. The increase in depreciation and amortization expense as a percentage of revenues was the result of depreciation expense associated with new equipment acquired subsequent to December 31, 2004, and the full-period inclusion of depreciation expense associated with new equipment acquired during the year ended December 31, 2004, which replaced older equipment with lower depreciation costs, and increased amortization expense associated with intangible assets acquired in acquisitions closed in the latter half of 2004 and subsequent to December 31, 2004.

Loss (Gain) on Disposal of Assets. Loss (gain) on disposal of assets changed to a gain total of $0.2 million for the year ended December 31, 2005, from a loss total of $2.1 million for the year ended December 31, 2004, primarily due to the loss realized on the sale of a corporate aircraft in 2004, which was not repeated in 2005.

Operating Income. Operating income increased $16.3 million, or 10.8%, to $168.0 million for the year ended December 31, 2005, from $151.7 million for the year ended December 31, 2004. The increase was primarily attributable to the growth in revenues and a decrease in losses on the sale of assets, partially offset by increased operating costs, recurring SG&A expenses to support the revenue growth, increases in stock compensation expense and increased depreciation and amortization expenses.

Operating income as a percentage of revenues for the year ended December 31, 2005, decreased 1.0 percentage points to 23.3% from 24.3% for the year ended December 31, 2004. The decrease in operating income as a percentage of revenue for the year ended December 31, 2005, was due to the aforementioned percentage of revenue increases in cost of operations, SG&A expenses and depreciation and amortization expenses, partially offset by decreased losses on the sale of assets.

Interest Expense. Interest expense for the year ended December 31, 2005, increased $1.8 million, or 8.1%, to $23.5 million from $21.7 million for the year ended December 31, 2004. The increase was attributable to increases in our total outstanding debt balances and higher interest rates on floating rate debt not fixed under our swap agreements. In 2004, our total outstanding debt balance decreased primarily due to the redemption of our $150 million aggregate principal amount, 5.5% Convertible Subordinated Notes due 2006, which resulted in the conversion of $123.6 million of the outstanding notes' principal into our common stock.

Other Income (Expense). Other income and expense increased to an income total of $0.5 million for the year ended December 31, 2005, from an expense total of $2.8 million for the year ended December 31, 2004. Other expense in the year ended December 31, 2004 primarily includes $1.5 million of early redemption premium payments, the write-off of a portion of the unamortized debt issuance costs associated with the redemption of our $150 million aggregate principal amount, 5.5% Convertible Subordinated Notes due 2006 and the write-off of $1.6 million of unamortized debt issuance costs associated with the redemption of our $200 million term loan prior to its maturity date.

Minority Interests. Minority interests increased $0.9 million, or 7.8%, to $12.4 million for the year ended December 31, 2005, from $11.5 million for the year ended December 31, 2004. The increase in minority interests was due to increased earnings by our majority-owned subsidiaries.

Income Tax Provision. Income taxes increased $5.8 million, or 13.8%, to $48.1 million for the year ended December 31, 2005, from $42.3 million for the year ended December 31, 2004. This increase was due to increased pre-tax earnings. Our effective tax rate for the year ended December 31, 2005, was 36.2%, a decrease from 36.7% for the year ended December 31, 2004. The decrease in our effective tax rate was due to the reversal of certain tax contingencies that expired in 2005. We analyze our tax contingency reserves quarterly and adjustments are made as events occur to warrant adjustments to the reserve.

Loss on Discontinued Operations. During the year ended December 31, 2004, we sold all of our operations in Georgia and one of our hauling operations in the state of Washington. In the second quarter of 2005, we disposed of a hauling operation in Utah and exited a landfill operating contract with a finite term in California. The amounts recorded as losses on discontinued operations for the years ended December 31, 2005 and 2004 of $0.6 million and $1.1 million, respectively, consist of the net earnings for these operations. The income tax expense allocated to discontinued operations for the year ended December 31, 2004, includes $0.2 million resulting from differences between the basis for tax and financial reporting of the net assets sold.

Net Income. Net income increased $11.6 million, or 16.2%, to $83.9 million for the year ended December 31, 2005, from $72.3 million for the year ended December 31, 2004. The increase was primarily attributable to increased operating income and other income, partially offset by increased interest expense, minority interests expense, and income tax expense.

Years Ended December 31, 2004 and 2003

Revenues. Total revenues for the year ended December 31, 2004 increased $82.7 million, or 15.3%, to $624.5 million from $541.8 million for the year ended December 31, 2003. Acquisitions closed subsequent to December 31, 2003, and the full-period inclusion of revenues from acquisitions closed during the year ended December 31, 2003, increased revenues approximately $58.2 million. Increases in recyclable commodity prices increased revenues by $4.3 million, and increased prices charged to our customers and volume changes in our existing business resulted in a net revenue increase of $19.8 million. The volume increase was partially offset by the loss of certain municipal contracts that expired subsequent to December 31, 2003, and were not renewed.

Cost of Operations. Total cost of operations for the year ended December 31, 2004, increased $55.0 million, or 18.3%, to $354.9 million from $299.9 million for the year ended December 31, 2003. The increase for the year ended December 31, 2004 was primarily attributable to operating costs associated with acquisitions closed in the latter half of 2003 and subsequent to December 31, 2003, higher fuel costs, increased third party trucking costs associated with bringing waste to our owned or operated landfills, labor expenses and equipment maintenance costs associated with higher collection volumes, higher surety bond expenses associated with increased bonding requirements at our facilities and higher workers' compensation and auto liability expenses due to an increase in claims volume, claim development and severity, partially offset by decreased landfill disposal costs resulting from increased waste internalization.

Cost of operations as a percentage of revenues for the year ended December 31, 2004, increased 1.4 percentage point to 56.8% from 55.4% for the year ended December 31, 2003. The increase as a percentage of revenues for the year ended December 31, 2004 was primarily attributable to companies acquired in the latter half of 2003 and subsequent to December 31, 2003 having operating margins below our company average, increased fuel costs and increased insurance costs, partially offset by a decrease in labor and disposal expenses associated with improved internalization and leveraging existing labor to service volume increases.

SG&A. SG&A expenses for the year ended December 31, 2004 increased $10.0 million, or 19.5%, to $61.2 million from $51.2 million for the year ended December 31, 2003. SG&A expenses as a percentage of revenues for the year ended December 31, 2004, increased 0.3 percentage points to 9.8% from 9.5% for the year ended December 31, 2003. Our SG&A expenses for the year ended December 31, 2004, increased in amount and as a percentage of revenues from the prior year periods due to additional personnel employed as a result of acquisitions that closed subsequent to December 31, 2003, increased employee bonus and stock compensation expense, increased professional fees and related costs associated with Section 404 of the Sarbanes- Oxley Act, increased bad debt expense and increased payroll tax expenses resulting from an increase in exercises of stock options.

Depreciation and Amortization. Depreciation and amortization expense for the year ended December 31, 2004, increased $9.5 million, or 21.2%, to $54.6 million from $45.1 million for the year ended December 31, 2003. The increase was primarily attributable to depreciation and depletion associated with acquisitions closed in the latter half of 2003 and subsequent to December 31, 2003, increased depreciation expense resulting from new equipment acquired to support our base operations, increased amortization expense associated with intangible assets acquired in acquisitions closed in the latter half of 2003 and subsequent to December 31, 2003, and increased depletion expense resulting from higher volumes at our landfill operations.

Depreciation and amortization expense as a percentage of revenues for the year ended December 31, 2004, increased 0.5 percentage points to 8.8% from 8.3% for the year ended December 31, 2003. The increase in depreciation and amortization expense as a percentage of revenues was the result of depreciation expense associated with new equipment acquired subsequent to December 31, 2003, and the full-period inclusion of depreciation expense associated with new equipment acquired during the year ended December 31, 2003, which replaced older equipment with lower depreciation costs, and increased amortization expense associated with intangible assets acquired in acquisitions closed in the latter half of 2003 and subsequent to December 31, 2003.

Loss (Gain) on Disposal of Assets. Loss (gain) on disposal of assets for the year ended December 31, 2004, increased $1.9 million to $2.1 million from $0.2 million for the year ended December 31, 2003. The increase resulted from a $2.1 million loss we realized on the sale of a corporate aircraft in 2004.

Operating Income. Operating income increased $6.3 million, or 4.3%, to $151.7 million for the year ended December 31, 2004, from $145.4 million for the year ended December 31, 2003. The increase was primarily attributable to the growth in revenues, partially offset by increased operating costs, recurring SG&A expenses to support the revenue growth, increases in employee bonus and stock compensation expense, increased depreciation and amortization expenses and increased losses on the sale of assets.

Operating income as a percentage of revenues for the year ended December 31, 2004, decreased 2.5 percentage points to 24.3% from 26.8% for the year ended December 31, 2003. The decrease in operating income as a percentage of revenue for the year ended December 31, 2004, was due to the aforementioned percentage of revenue increases in cost of operations, SG&A expenses and depreciation and amortization expenses and the increased losses on the sale of assets.

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

Income Tax Provision. Income taxes increased $4.8 million, or 12.6%, to $42.3 million for the year ended December 31, 2004, from $37.5 million for the year ended December 31, 2003. These increases were due to increased pre-tax earnings and an increase in our effective tax rate. Our effective tax rate for the year ended December 31, 2004, was 36.7%, an increase from 36.3% for the year ended December 31, 2003. The increase in our effective tax rate was due to a decrease in 2004 in the dollar amount of expiring tax contingencies. We analyze our tax contingency reserves quarterly and adjustments are made as events occur to warrant adjustments to the reserve.

Loss on Discontinued Operations. During the year ended December 31, 2004, we sold all of our operations in Georgia and one of our hauling operations in the state of Washington. In the second quarter of 2005, we disposed of a hauling operation in Utah and exited a landfill operating contract with a finite term in California. The amounts recorded as losses on discontinued operations for the years ended December 31, 2004 and 2003 of $1.1 million and $0.5 million, respectively, consist of the net earnings for these operations, including a $0.1 million gain on sale recorded for the year ended December 31, 2004. The income tax expense allocated to discontinued operations for the year ended December 31, 2004, includes $0.2 million resulting from differences between the basis for tax and financial reporting of the net assets sold.

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

Net Income. Net income increased $6.7 million, or 10.2%, to $72.3 million for the year ended December 31, 2004, from $65.6 million for the year ended December 31, 2003. The increase was primarily attributable to increased operating income and decreased interest expense, partially offset by increased minority interests expense, other expense and income tax expense.

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

As of December 31, 2005, we had a working capital deficit of $25.6 million, including cash and equivalents of $7.5 million. Our working capital deficit increased $12.8 million from $12.8 million at December 31, 2004. Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements to reduce our indebtedness under our credit facility and to minimize our cash balances. The increase in our working capital deficit from the prior year resulted primarily from an increase in accounts payable, accrued liabilities and deferred revenues, slightly offset by an increase in accounts receivable related to increased revenues.

For the year ended December 31, 2005, net cash provided by operating activities was approximately $199.8 million, which included $27.2 million provided by working capital for the period. The primary components of the reconciliation of net income to net cash provided by operating activities for the year ended December 31, 2005, consist of non-cash expenses, including $65.0 million of depreciation and amortization, $12.4 million of minority interests expense, $2.0 million of debt issuance cost amortization, $7.3 million of tax benefit from stock option exercises, and $2.8 million of stock compensation expense, of which $1.6 million related to non-cash charges on the accelerated vesting of stock options.

For the year ended December 31, 2004, net cash provided by operating activities was approximately $180.8 million, which included $1.8 million used to fund working capital for the period. The primary components of the reconciliation of net income to net cash provided by operating activities for the year ended December 31, 2004, consist of non-cash expenses including $56.9 million of depreciation and amortization, $11.5 million of minority interests expense, $3.7 million of debt issuance cost amortization, $8.2 million of tax benefit from stock option exercises, $2.4 million from loss on sale of assets, and the deferral of $26.6 million of income tax expense resulting from temporary differences between the recognition of income and expenses for financial reporting and income tax purposes.

For the year ended December 31, 2005, net cash used in investing activities was $173.3 million. Of this, $80.8 million was used to fund the cash portion of acquisitions and to pay a portion of acquisition costs that were included as a component of accrued liabilities at December 31, 2004. Cash used for capital expenditures was $97.5 million, which was primarily for investments in fixed assets, consisting of trucks, containers, other equipment and landfill development. Other cash inflows from investing activities include $5.3 million received from the disposal of assets and $0.7 million from restricted assets in 2005.

For the year ended December 31, 2004, net cash used in investing activities was $112.5 million. Of this, $46.8 million was used to fund the cash portion of acquisitions and to pay a portion of acquisition costs that were included as a component of accrued liabilities at December 31, 2003. Cash used for capital expenditures was $71.2 million, which was primarily for investments in fixed assets, consisting of trucks, containers, other equipment and landfill development. Other cash inflows from investing activities include $2.1 million received from the disposal of assets and $3.4 million from restricted assets in 2004.

For the year ended December 31, 2005, net cash used in financing activities was $22.6 million, which included $72.9 million of net borrowings under our various debt arrangements for the funding of capital expenditures and acquisitions and $28.7 million of proceeds from stock option and warrant exercises, less $10.5 million of cash distributions to minority interests holders, and $113.9 million of repurchases of our common stock.

For the year ended December 31, 2004, net cash used in financing activities was $70.0 million, which included $37.0 million of proceeds from stock option and warrant exercises, less $20.3 million of net payments under our various debt arrangements, $72.9 million of repurchases of our common stock, $11.0 million of cash distributions to minority interests holders, $1.2 million in change in book overdraft and $1.5 million of debt issuance costs, primarily related to our amended credit facility.

We made $97.5 million in capital expenditures during the year ended December 31, 2005. We expect to make capital expenditures of between $90 and $95 million in 2006 in connection with our existing business. We intend to fund our planned 2006 capital expenditures principally through existing cash, internally generated funds, and borrowings under our existing credit facility. In addition, we may make substantial additional capital expenditures in acquiring solid waste collection and disposal businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity. We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities. We believe that our credit facility and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future.

As of December 31, 2004, we had a $650 million senior secured revolving credit facility - the November 2004 credit facility - with a syndicate of banks for which Bank of America, N.A. (formerly Fleet National Bank) acts as agent. As of December 31, 2004, $261.0 million was outstanding under the November 2004 credit facility, exclusive of outstanding stand-by letters of credit of $47.7 million. The $33.0 million increase in outstanding borrowings under our credit facility in 2004 was primarily due to funding new acquisitions, capital expenditures, redemption of a portion of our $150 million aggregate principal amount of 5.5% Convertible Subordinated Notes due April 2006 and stock repurchases, partially offset by using cash generated from operations and the proceeds from stock option exercises to repay borrowings. As of December 31, 2005, $367.0 million was outstanding under the November 2004 credit facility, exclusive of outstanding stand-by letters of credit of $55.7 million. The $106.0 million increase in outstanding borrowings under our credit facility in 2005 was primarily due to funding new acquisitions, capital expenditures, and stock repurchases, partially offset by using cash generated from operations and the proceeds from stock option exercises to repay borrowings.

The November 2004 credit facility requires interest payments as outlined in the credit agreement and matures in October 2009. Under the November 2004 credit facility, there is no maximum amount of stand-by letters of credit that can be issued; however, the issuance of stand-by letters of credit reduces the amount of total borrowings available. The November 2004 credit facility requires us to pay a commitment fee ranging from 0.20% to 0.50% of the unused portion of the November 2004 credit facility. We are able to increase the maximum borrowings under the November 2004 credit facility to $800 million, provided that no event of default, as defined in the credit agreement, has occurred, but none of the existing lenders has any obligation to increase its commitment. The borrowings under the November 2004 credit facility bear interest, at our option, at either the base rate plus the applicable base rate margin on base rate loans, or the Eurodollar rate plus the applicable Eurodollar margin on Eurodollar loans. The base rate for any day is a fluctuating rate per annum equal to the higher of (a) the federal funds rate plus one half of one percent (0.5%) and (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its "prime rate." The Eurodollar rate is determined by the administrative agent pursuant to a formula in the credit agreement governing the November 2004 credit facility. The applicable margins under the November 2004 credit facility vary depending on our leverage ratio, as defined in the credit agreement, and range from 0.875% to 2.00% for Eurodollar loans and up to 0.50% for base rate loans. Virtually all of our assets, including our interest in the equity securities of our subsidiaries, secure our obligations under the November 2004 credit facility. The credit agreement governing the November 2004 credit facility contains customary representations and warranties and places certain business, financial and operating restrictions on us relating to, among other things, indebtedness, liens and other encumbrances, investments, mergers and acquisitions, asset sales, sale and leaseback transactions, and dividends, distributions and redemptions of capital stock. The November 2004 credit facility requires that we maintain specified financial ratios and balances and obtain the lenders' approval of acquisitions in certain circumstances. As of December 31, 2004 and 2005, we were in compliance with all applicable covenants in our November 2004 credit facility. We use the credit facility for acquisitions, capital expenditures, working capital, standby letters of credit and general corporate purposes.

On January 12, 2006, we amended and restated the November 2004 credit facility in its entirety increasing the maximum borrowings to $850 million and extending the maturity date to January 2011. The applicable margins under the revolving credit facility vary depending on our leverage ratio, as defined in the new credit agreement, and range from 0.875% to 1.50% for Eurodollar loans and 0.00% for base rate loans. Under the new credit agreement, there is no maximum amount of standby letters of credit that can be issued; however, the issuance of standby letters of credit reduces the amount of total borrowings available. We are able to increase the maximum borrowings under the new credit agreement to $1.05 billion, provided that no event of default, as defined, has occurred, although no existing lender has any obligation to increase its commitment. No other material terms of the 2004 November credit facility were changed.

In April 2002, we sold $175 million of Floating Rate Convertible Subordinated Notes due 2022. The 2022 notes bear interest at the 3- month LIBOR rate plus 50 basis points, payable quarterly. The 2022 notes are uncollateralized and rank junior to all existing and future senior indebtedness, as defined in the indenture governing the notes. Upon the incurrence of certain conditions, the 2022 notes, when originally issued, were convertible into common stock at 30.9981 shares per $1,000 principal amount of notes, or $32.26 per share. In the third quarter of 2004, we completed an exchange offer with respect to all of our 2022 notes. Through the exchange offer, we updated certain features of the old 2022 notes with terms that are now prevalent in the convertible note market. These features include required (subject to certain exceptions) payment of the principal value in cash and net share settle of the conversion value in excess of the principal value of the notes upon conversion, and dividend protection provisions. The dividend protection provisions provide a lowering of the conversion price if a dividend is issued while the notes are still outstanding. The initial conversion price of the new 2022 notes remained the same as in the original notes at $32.26 per share, which is equal to approximately 30.9981 shares per $1,000 in principal amount of new 2022 notes. No other material terms of the 2022 notes, including maturity date and interest rate, were changed.

In April 2001, we sold $150 million of 5.5% Convertible Subordinated Notes due April 2006. In April 2004, we redeemed the 2006 notes. Holders of the notes chose to convert a total of $123.6 million principal amount of the notes into 4,876,968 shares of our common stock at a price of approximately $25.35 per share, or approximately 39.443 shares per $1,000 principal amount of notes, plus cash in lieu of fractional shares. We redeemed the balance of $26.4 million principal amount of the notes with proceeds from our credit facility at a redemption price of $1,022 per $1,000 principal amount of the notes. All holders of the notes also received accrued interest of $27.50 per $1,000 principal amount of notes. As a result of the redemption, we recognized $1.5 million of pre-tax expense ($1.1 million net of taxes) in April 2004.

As of December 31, 2005, we had the following contractual obligations (in thousands):

                                                          Payments Due by Period
                                     ---------------------------------------------------------------
                                                  Less Than 1
       Recorded Obligations             Total         Year     1 to 3 Years 4 to 5 Years Over 5 Years
-----------------------------------  -----------  -----------  -----------  -----------  -----------
Long-term debt (1), (2), (3)        $   596,962  $    10,858  $    19,451  $     7,276  $   559,377
                                     -----------  -----------  -----------  -----------  -----------
Total recorded obligations          $   596,962  $    10,858  $    19,451  $     7,276  $   559,377
                                     ===========  ===========  ===========  ===========  ===========

(1) Long-term debt payments include $367.0 million in principal payments due 2011 related to our senior secured revolving credit facility. As of December 31, 2005, our credit facility allowed us to borrow up to $650 million. In January 2006, the credit facility was amended and restated to extend the maturity date from 2009 to 2011 and increased our maximum borrowings to $850 million.

(2) Holders of the Floating Rate Convertible Subordinated Notes due 2022 may require the Company to purchase their notes in cash at a price of par plus accrued interest, if any, upon a change in control of the Company, as defined in the indenture, or, for the first time, on May 1, 2009.

(3) Excludes future payments of interest expense, as the majority of our recorded contractual obligations are in the form of variable rate loans.

                                               Amount of Commitment Expiration Per Period
                                     ---------------------------------------------------------------
                                                  Less Than 1
      Unrecorded Obligations            Total         Year     1 to 3 Years 4 to 5 Years Over 5 Years
-----------------------------------  -----------  -----------  -----------  -----------  -----------
Operating leases (4)                $    50,427  $     6,626  $    10,270  $     8,070  $    25,461
                                     -----------  -----------  -----------  -----------  -----------
Total unrecorded obligations        $    50,427  $     6,626  $    10,270  $     8,070  $    25,461
                                     ===========  ===========  ===========  ===========  ===========

(4) We are party to operating lease agreements as discussed in Note 10 to the consolidated financial statements. These lease agreements are established in the ordinary course of our business and are designed to provide us with access to facilities at competitive, market-driven prices. These arrangements have not materially affected our financial position, results of operations or liquidity during the year ended December 31, 2005 nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

We have obtained stand-by letters of credit as discussed in Note 9 to the consolidated financial statements and financial surety bonds as discussed in Note 10 to the consolidated financial statements. These stand-by letters of credit and financial surety bonds are generally obtained to support our financial assurance needs and landfill operations. These arrangements have not materially affected our financial position, results of operations or liquidity during the year ended December 31, 2005, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

The minority interests holders of a majority-owned subsidiary of Waste Connections have a currently exercisable put option to require Waste Connections to complete the acquisition of this majority-owned subsidiary by purchasing their minority ownership interests for fair market value. The put option calculates the fair market value of the subsidiary based on its current operating income before depreciation and amortization, as defined in the put option agreement. The put option does not have a stated termination date. At December 31, 2005, the minority interests holders' pro rata share of the subsidiary's fair market value is estimated to be worth between $77 million and $92 million. Because the put is calculated at fair market value, no amounts have been accrued relative to the put option. In the event the minority interests holders elect to exercise the put option, we intend to fund the transaction using borrowings from our credit facility.

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

FREE CASH FLOW

We are providing free cash flow, a non-GAAP financial measure, because it is widely used by investors as a valuation and liquidity measure in the solid waste industry. This measure should be used in conjunction with GAAP financial measures. Management uses free cash flow as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We define free cash flow as net cash provided by operating activities plus cash proceeds from disposal of assets, plus or minus change in book overdraft, less capital expenditures and distributions to minority interests holders. Other companies may calculate free cash flow differently. Our free cash flow for the year ended December 31, 2004 and 2005 is calculated as follows (amounts in thousands):

                                                 For the years ended
                                                   December 31,
                                               ---------------------
                                                  2004       2005
                                                ---------  ---------
Net cash provided by operating activities      $ 180,790  $ 199,812
Change in book overdraft                          (1,165)       208
Plus: Cash proceeds from disposal of assets        2,088      5,254
Less: Capital expenditures                       (71,201)   (97,482)
Less: Distributions to minority interest
  holders                                        (11,025)   (10,486)
                                                ---------  ---------
Free cash flow                                 $  99,487  $  97,306
                                                =========  =========

INFLATION

Other than volatility in fuel prices, inflation has not materially affected our operations. Consistent with industry practice, many of our contracts allow us to pass through certain costs to our customers, including increases in landfill tipping fees and, in some cases, fuel costs. Therefore, we believe that we should be able to increase prices to offset many cost increases that result from inflation in the ordinary course of business. However, competitive pressures or delays in the timing of rate increases under our contracts may require us to absorb at least part of these cost increases, especially if cost increases, such as recent increases in the price of fuel, exceed the average rate of inflation. Management's estimates associated with inflation have an impact on our accounting for landfill liabilities.

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

In March 2004, we entered into two three-year interest rate swap agreements. Each interest rate swap agreement has a notional amount of $37.5 million and effectively fixed the interest rate on the notional amount at an interest rate of 2.25%, plus applicable margin. The effective date of the swap agreements was March 2004 and each swap agreement expires in March 2007. These interest rate swap agreements are effective as cash flow hedges for a portion of our variable rate debt and we apply hedge accounting pursuant to SFAS No. 133 to account for these instruments. The notional amounts and all other significant terms of the swap agreements are matched to the provisions and terms of the variable rate debt being hedged.

In September 2005, we entered into two forward-starting interest rate swap agreements. One interest rate swap agreement has a notional amount of $175.0 million and the other $75.0 million; they effectively fixed the interest rate on the notional amount at an interest rate of 4.33% and 4.34%, respectively, plus applicable margins. The effective dates of the $175.0 million and $75.0 million swap agreements are February 2007 and March 2007, respectively and have expiration dates of February 2009 and March 2009, respectively. These interest rate swap agreements are effective as cash flow hedges for a portion of our variable rate debt and we apply hedge accounting pursuant to SFAS No. 133 to account for these instruments. The notional amounts and all other significant terms of the swap agreements are matched to the provisions and terms of the variable rate debt being hedged.

In December 2005, we entered into a forward-starting interest rate swap agreement with a notional amount of $150.0 million that effectively fixed the interest rate on the notional amount at an interest rate of 4.76%, plus applicable margin. The effective date of the $150.0 million interest rate swap agreement is June 2006 and expires in June 2009. This interest rate swap agreement is effective as a cash flow hedge for a portion of our variable rate debt and we apply hedge accounting pursuant to SFAS No. 133 to account for this instrument. The notional amount and all other significant terms of the swap agreement are matched to the provisions and terms of the variable rate debt being hedged.

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our market risk sensitive hedge positions and all other debt. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. We are exposed to cash flow risk due to changes in interest rates with respect to the net floating rate balances owed at December 31, 2004 and 2005 of $218.2 million and $321.4 million, respectively, including floating rate debt under our credit facility, our 2022 Notes, various floating rate notes payable to third parties and floating rate municipal bond obligations, offset by our debt effectively fixed under interest rate swap agreements. A one percent increase in interest rates on our variable-rate debt as of December 31, 2004 and 2005 would decrease our annual pre-tax income by approximately $2.2 million and $3.2 million, respectively. All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations.

We market a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals. We own and operate 26 recycling processing operations and sell other collected recyclable materials to third parties for processing before resale. Certain of our municipal recycling contracts in Washington specify benchmark resale prices for recycled commodities. If the prices we actually receive for the processed recycled commodities collected under the contract exceed the prices specified in the contract, we share the excess with the municipality, after recovering any previous shortfalls resulting from actual market prices falling below the prices specified in the contract. To reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties. Although there can be no assurance of market recoveries, in the event of a decline in recycled commodity prices, a 10% decrease in average recycled commodity prices from the prices that were in effect at December 31, 2004 and 2005 would have had a $2.5 million and $2.4 million impact on revenues as of December 31, 2004 and 2005, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

WASTE CONNECTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Waste Connections, Inc.:

We have completed an integrated audit of Waste Connections, Inc.'s 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audit, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Waste Connections, Inc. and its subsidiaries at December 31, 2005, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management's Report on Internal Control over Financial Reporting, management has excluded Mountain Jack Environmental Services, Inc. from its assessment of internal control over financial reporting as of December 31, 2005 because it was acquired by the Company in a purchase business combination during 2005. We have also excluded Mountain Jack Environmental Services, Inc. from our audit of internal control over financial reporting. Mountain Jack Environmental Services, Inc. is a wholly-owned subsidiary whose total assets and total revenues represent 4.3% and less than one percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005.

/s/ PricewaterhouseCoopers LLP
Sacramento, California
February 28, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Waste Connections, Inc.

We have audited the accompanying consolidated balance sheet of Waste Connections, Inc. as of December 31, 2004, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for the years ended December 31, 2003 and 2004. Our audits also included the related financial statement schedule listed in Item 15.(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Waste Connections, Inc. at December 31, 2004, and the consolidated results of its operations and its cash flows for the years ended December 31, 2003 and 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2003 the Company adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations".

/s/ Ernst & Young LLP

Sacramento, California
February 21, 2005, except for Note 3
and the first paragraph of Note 13, as to
which the date is October 21, 2005

WASTE CONNECTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                          December 31,
                                                                                     ----------------------
                                                                                        2004        2005
                                                                                     ----------  ----------
ASSETS
Current assets:
    Cash and equivalents                                                            $    3,610  $    7,514
    Accounts receivable, net of allowance for doubtful accounts of $2,414
       and $2,826 at December 31, 2004 and 2005, respectively                           80,864      94,438
    Deferred tax assets                                                                    --        5,145
    Prepaid expenses and other current assets                                           17,008      17,279
                                                                                     ----------  ----------
      Total current assets                                                             101,482     124,376

Property and equipment, net                                                            640,730     700,508
Goodwill                                                                               642,773     723,120
Intangible assets, net                                                                  68,741      87,651
Restricted assets                                                                       14,159      13,888
Other assets, net                                                                       23,598      26,764
                                                                                     ----------  ----------
                                                                                    $1,491,483  $1,676,307
                                                                                     ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                $   34,280  $   54,795
    Book overdraft                                                                       8,661       8,869
    Accrued liabilities                                                                 37,944      44,522
    Deferred revenue                                                                    24,155      30,957
    Current portion of long-term debt and notes payable                                  9,266      10,858
                                                                                     ----------  ----------
      Total current liabilities                                                        114,306     150,001

Long-term debt and notes payable                                                       489,343     586,104
Other long-term liabilities                                                              9,020      20,478
Deferred income taxes                                                                  146,871     175,167
                                                                                     ----------  ----------
      Total liabilities                                                                759,540     931,750

Commitments and contingencies
Minority interests                                                                      24,421      26,357

Stockholders' equity:
    Preferred stock: $0.01 par value; 7,500,000 shares authorized; none
        issued and outstanding                                                              --          --
    Common stock: $0.01 par value; 100,000,000 shares authorized;
        47,605,791 and 45,924,686 shares issued and outstanding at
        December 31, 2004 and 2005, respectively                                           476         459
    Additional paid-in capital                                                         444,404     373,382
    Deferred stock compensation                                                         (1,598)     (2,234)
    Treasury stock at cost, 106,600 shares outstanding at December 31, 2005                 --      (3,672)
    Retained earnings                                                                  261,365     345,308
    Accumulated other comprehensive income                                               2,875       4,957
                                                                                     ----------  ----------
        Total stockholders' equity                                                     707,522     718,200
                                                                                     ----------  ----------
                                                                                    $1,491,483  $1,676,307
                                                                                     ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                              Years Ended December 31,
                                                                        -------------------------------------
                                                                           2003         2004         2005
                                                                        -----------  -----------  -----------
Revenues                                                               $   541,797  $   624,544  $   721,899
Operating expenses:
    Cost of operations                                                     299,901      354,901      416,883
    Selling, general and administrative                                     51,244       61,223       72,395
    Depreciation and amortization                                           45,071       54,630       64,788
    Loss (gain) on disposal of assets                                          186        2,120         (216)
                                                                        -----------  -----------  -----------
Operating Income                                                           145,395      151,670      168,049

Interest expense                                                           (31,666)     (21,724)     (23,489)
Other income (expense), net                                                    160       (2,817)         450
                                                                        -----------  -----------  -----------
Income before income tax provision and minority interests                  113,889      127,129      145,010

Minority interests                                                         (10,549)     (11,520)     (12,422)
                                                                        -----------  -----------  -----------
Income from continuing operations before income taxes                      103,340      115,609      132,588

Income tax provision                                                       (37,527)     (42,251)     (48,066)
                                                                        -----------  -----------  -----------
Income from continuing operations                                           65,813       73,358       84,522

Loss on discontinued operations, net of tax (Note 3)                          (499)      (1,087)        (579)
                                                                        -----------  -----------  -----------
Income before cumulative effect of change in accounting principle           65,314       72,271       83,943

Cumulative effect of change in accounting principle, net of tax                282           --           --
                                                                        -----------  -----------  -----------
Net income                                                             $    65,596  $    72,271  $    83,943
                                                                        ===========  ===========  ===========

Basic earnings per common share:
   Income from continuing operations                                   $      1.55  $      1.57  $      1.81
   Discontinued operations                                                   (0.01)       (0.02)       (0.01)
   Cumulative effect of change in accounting principle                          --           --           --
                                                                        -----------  -----------  -----------
   Net income per common share                                         $      1.54  $      1.55  $      1.80
                                                                        ===========  ===========  ===========

Diluted earnings per common share:
   Income from continuing operations                                   $      1.45  $      1.52  $      1.75
   Discontinued operations                                                   (0.01)       (0.02)       (0.01)
   Cumulative effect of change in accounting principle                        0.01           --           --
                                                                        -----------  -----------  -----------
   Net income per common share                                         $      1.45  $      1.50  $      1.74
                                                                        ===========  ===========  ===========

Shares used in calculating basic income per share                       42,490,944   46,581,441   46,700,649
                                                                        ===========  ===========  ===========
Shares used in calculating diluted income per share                     49,307,478   49,470,217   48,211,301
                                                                        ===========  ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                                               STOCKHOLDERS' EQUITY
                                                                           ----------------------------------------------------------------------------------------------------------
                                                                                                                ACCUMULATED
                                                                                                                   OTHER
                                                                                 COMMON STOCK      ADDITIONAL  COMPREHENSIVE    DEFERRED       TREASURY STOCK
                                                            COMPREHENSIVE  ----------------------   PAID-IN       INCOME         STOCK     --------------------  RETAINED
                                                               INCOME        SHARES      AMOUNT     CAPITAL       (LOSS)      COMPENSATION  SHARES     AMOUNT    EARNINGS     TOTAL
                                                            -------------  -----------  ---------  ----------  -------------  ------------ ---------  ---------  ---------  ---------
Balances at December 31, 2002                                              42,069,802  $     421  $  332,564  $      (3,996) $       (775)       --  $      --  $ 123,498  $ 451,712
Issuance of common stock warrants to employees                                     --         --          17             --            --        --         --         --         17
Issuance of common stock warrants to consultants                                   --         --         173             --            --        --         --         --        173
Common stock donated to charitable trust                                        1,500         --          34             --            --        --         --         --         34
Vesting of restricted stock                                                     7,463         --          --             --            --        --         --         --         --
Cancellation of unvested restricted stock                                          --         --        (125)            --            45        --         --         --        (80)
Amounts reclassified into earnings, net of taxes                                   --         --          --          4,200            --        --         --         --      4,200
Changes in fair value of interest rate swaps                                       --         --          --            199            --        --         --         --        199
Amortization of deferred stock compensation                                        --         --          --             --           294        --         --         --        294
Exercise of stock options and warrants                                        921,417          9      15,340             --            --        --         --         --     15,349
Net income                                                 $      65,596           --         --          --             --            --        --         --     65,596     65,596
Other comprehensive income                                         7,033           --         --          --             --            --        --         --         --         --
Income tax effect of other comprehensive income                   (2,634)          --         --          --             --            --        --         --         --         --
                                                            -------------
Comprehensive income                                       $      69,995           --         --          --             --            --        --         --         --         --
                                                            =============  -----------  ---------  ----------  -------------  ------------ ---------  ---------  ---------  ---------
Balances at December 31, 2003                                              43,000,182        430     348,003            403          (436)       --         --    189,094    537,494
Issuance of common stock warrants to employees                                     --         --          27             --            --        --         --         --         27
Issuance of common stock warrants to consultants                                   --         --         223             --            --        --         --         --        223
Conversion of 2006 Notes, net of issuance costs of $1,729                   4,876,968         49     121,870             --            --        --         --         --    121,919
Vesting of restricted stock                                                     7,394         --          --             --            --        --         --         --         --
Cancellation of unvested restricted stock                                          --         --        (229)            --           135        --         --         --        (94)
Issuance of unvested restricted stock                                              --         --       2,242             --        (2,242)       --         --         --         --
Amortization of deferred stock compensation                                        --         --          --             --           945        --         --         --        945
Exercise of stock options and warrants                                      2,218,684         22      45,133             --            --        --         --         --     45,155
Repurchase of common stock                                                 (2,497,437)       (25)    (72,865)            --            --        --         --         --    (72,890)
Amounts reclassified into earnings, net of taxes                                   --         --          --            409            --        --         --         --        409
Changes in fair value of interest rate swaps                                       --         --          --          2,063            --        --         --         --      2,063
Net income                                                 $      72,271           --         --          --             --            --        --         --     72,271     72,271
Other comprehensive income                                         3,938           --         --          --             --            --        --         --         --         --
Income tax effect of other comprehensive income                   (1,466)          --         --          --             --            --        --         --         --         --
                                                            -------------
Comprehensive income                                       $      74,743           --         --          --             --            --        --         --         --         --
                                                            =============  -----------  ---------  ----------  -------------  ------------ ---------  ---------  ---------  ---------
Balances at December 31, 2004                                              47,605,791        476     444,404          2,875        (1,598)       --         --    261,365    707,522
Issuance of common stock warrants to consultants                                   --         --         136             --            --        --         --         --        136
Vesting of restricted stock                                                    29,923         --          --             --            --        --         --         --         --
Cancellation of unvested restricted stock                                          --         --        (591)            --           102        --         --         --       (489)
Issuance of unvested restricted stock                                              --         --       1,908             --        (1,908)       --         --         --         --
Amortization of deferred stock compensation                                        --         --          --             --         1,193        --         --         --      1,193
Exercise of stock options and warrants                                      1,447,577         14      36,040             --            --        --         --         --     36,054
Repurchase of common stock                                                 (3,158,605)       (31)   (110,171)            --            --   106,600     (3,672)        --   (113,874)
Accelerated vesting of stock options                                               --         --       1,617             --            --        --         --         --      1,617
Stock compensation recognized as change in option terms                            --         --          16             --            --        --         --         --         16
Stock options granted below fair market value                                      --         --          23             --           (23)       --         --         --         --
Amounts reclassified into earnings, net of taxes                                   --         --          --         (1,196)           --        --         --         --     (1,196)
Changes in fair value of interest rate swaps                                       --         --          --          3,278            --        --         --         --      3,278
Net income                                                 $      83,943           --         --          --             --            --        --         --     83,943     83,943
Other comprehensive income                                         3,290           --         --          --             --            --        --         --         --         --
Income tax effect of other comprehensive income                   (1,208)          --         --          --             --            --        --         --         --         --
                                                            -------------
Comprehensive income                                       $      86,025           --         --          --             --            --        --         --         --         --
                                                            =============  -----------  ---------  ----------  -------------  ------------ ---------  ---------  ---------  ---------
Balances at December 31, 2005                                              45,924,686  $     459  $  373,382  $       4,957  $     (2,234)  106,600  $  (3,672) $ 345,308  $ 718,200
                                                                           ===========  =========  ==========  =============  ============ =========  =========  =========  =========

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                                           Years Ended December 31,
                                                                                      -------------------------------
                                                                                        2003       2004       2005
                                                                                      ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                           $  65,596  $  72,271  $  83,943
Adjustments to reconcile net income to net cash provided by operating activities:

  Loss (gain) on disposal of assets                                                        371      2,398       (413)
  Gain on disposal of operations                                                            --        (68)        --
  Depreciation                                                                          45,670     54,470     61,968
  Amortization of intangibles                                                            1,677      2,477      3,070
  Deferred income taxes, net of acquisitions                                            27,931     26,566       (792)
  Minority interests                                                                    10,549     11,520     12,422
  Cumulative effect of change in accounting principle                                     (448)        --         --
  Amortization of debt issuance costs                                                    2,403      3,685      2,001
  Stock-based compensation                                                                 345        972      2,826
  Interest income on restricted assets                                                    (302)      (275)      (390)
  Closure and post-closure accretion                                                       437        421        681
  Tax benefit on the exercise of stock options                                           3,078      8,195      7,338
  Changes in operating assets and liabilities, net of effects from acquisitions:
      Accounts receivable, net                                                          (2,909)    (3,357)    (9,933)
      Prepaid expenses and other current assets                                         (1,570)    (4,953)     5,291
      Accounts payable                                                                   4,190      2,733     18,060
      Deferred revenue                                                                   3,658      1,372      4,818
      Accrued liabilities                                                               (4,911)     2,124      7,898
      Other long-term liabilities                                                         (143)       239      1,024
                                                                                      ---------  ---------  ---------
Net cash provided by operating activities                                              155,622    180,790    199,812
                                                                                      ---------  ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for acquisitions, net of cash acquired                                      (84,855)   (46,784)   (80,849)
  Capital expenditures for property and equipment                                      (70,213)   (71,201)   (97,482)
  Investment in unconsolidated entity                                                   (5,300)        --         --
  Proceeds from disposal of assets                                                       1,496      2,088      5,254
  (Increase) decrease in restricted assets, net of interest income                      (2,093)     3,405        661
  (Increase) decrease in other assets                                                      (24)        27       (856)
                                                                                      ---------  ---------  ---------
Net cash used in investing activities                                                 (160,989)  (112,465)  (173,272)
                                                                                      ---------  ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                                         108,940    368,500    232,631
  Principal payments on notes payable and long-term debt                              (102,469)  (388,825)  (159,688)
  Change in book overdraft                                                               1,631     (1,165)       208
  Proceeds from option and warrant exercises                                            12,271     36,959     28,716
  Distributions to minority interest holders                                            (9,702)   (11,025)   (10,486)
  Payments for repurchase of common stock                                                   --    (72,889)  (113,874)
  Debt issuance costs                                                                   (4,095)    (1,546)      (143)
                                                                                      ---------  ---------  ---------
Net cash provided by (used in) financing activities                                      6,576    (69,991)   (22,636)
                                                                                      ---------  ---------  ---------

Net increase (decrease) in cash and equivalents                                          1,209     (1,666)     3,904
Cash and equivalents at beginning of year                                                4,067      5,276      3,610
                                                                                      ---------  ---------  ---------
Cash and equivalents at end of year                                                  $   5,276  $   3,610  $   7,514
                                                                                      =========  =========  =========

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW
  INFORMATION AND NON-CASH TRANSACTIONS:
                                                                                           Years Ended December 31,
                                                                                      -------------------------------
                                                                                        2003       2004       2005
                                                                                      ---------  ---------  ---------

    Cash paid for income taxes                                                       $  12,877  $  17,164  $  32,369
                                                                                      =========  =========  =========
    Cash paid for interest                                                           $  29,452  $  22,379  $  22,314
                                                                                      =========  =========  =========
    Conversion of 2006 Convertible Subordinated Notes to equity                      $      --  $ 123,648  $      --
                                                                                      =========  =========  =========
    Fair value of warrants issued to third party consultants in exchange
        for services performed in connection with landfill development               $      --  $      --  $      54
                                                                                      =========  =========  =========
    Transfer from long-term other assets to property, plant and equipment            $      --  $      --  $   2,478
                                                                                      =========  =========  =========
    In connection with its acquisitions, the Company assumed liabilities as follows:
        Fair value of assets acquired                                                $ 110,264  $ 116,378  $ 112,802
        Cash paid and warrants issued for current year acquisitions                    (84,855)   (44,089)   (78,971)
        Net assets used as consideration for acquisitions                                   --    (31,440)        --
                                                                                      ---------  ---------  ---------
        Liabilities assumed, stock and notes payable
           issued to sellers of businesses acquired                                  $  25,409  $  40,849  $  33,831
                                                                                      =========  =========  =========

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Waste Connections, Inc. ("WCI" or "the Company") was incorporated in Delaware on September 9, 1997 and commenced its operations on October 1, 1997 through the purchase of certain solid waste operations in the state of Washington. The Company is an integrated, non- hazardous solid waste services company that provides collection, transfer, disposal and recycling services to commercial, industrial and residential customers in the states of Alabama, Arizona, California, Colorado, Idaho, Illinois, Iowa, Kansas, Kentucky, Minnesota, Mississippi, Montana, Nebraska, New Mexico, Ohio, Oklahoma, Oregon, South Dakota, Tennessee, Texas, Utah, Washington, and Wyoming. The Company also provides intermodal services for the movement of containers in the Pacific Northwest.

Basis of Presentation

These consolidated financial statements include the accounts of WCI and its wholly-owned and majority-owned subsidiaries. The consolidated entity is referred to herein as the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at purchase to be cash equivalents. As of December 31, 2004 and 2005, cash equivalents consisted of demand money market accounts.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The Company generally does not require collateral on its trade receivables. Credit risk on accounts receivable is minimized as a result of the large and diverse nature of the Company's customer base. The Company maintains allowances for losses based on the expected collectibility of accounts receivable.

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

The estimated useful lives are as follows:

Buildings	20 years
Land improvements	3 - 20 years
Machinery and equipment	3 - 12 years
Rolling stock	5 - 10 years
Containers	5 - 12 years
Rail cars	20 years

Landfill Accounting

The Company utilizes the life cycle method of accounting for landfill costs and the units of consumption method to amortize landfill development costs over the estimated remaining capacity of a landfill. Under this method the Company includes future estimated construction costs using current dollars, as well as costs incurred to date, in the amortization base. When certain criteria are met, the Company includes expansion airspace, which has not been permitted, in the calculation of the total remaining capacity of the landfill.

- Landfill development costs. Landfill development costs include the costs of acquisition, construction associated with excavation, liners, site berms, groundwater monitoring wells and leachate collection systems. The Company estimates the total costs associated with developing each landfill site to its final capacity. This includes certain projected landfill site costs that are uncertain because they are dependent on future events and thus actual costs could vary significantly from estimates. The total cost to develop a site to its final capacity includes amounts previously expended and capitalized, net of accumulated depletion, and projections of future purchase and development costs, liner construction costs, operating construction costs, and capitalized interest costs. Total landfill costs include the development costs associated with expansion airspace. Expansion airspace is addressed below.

- Final capping, closure and post-closure obligations. The Company accrues for estimated final capping, closure and post-closure maintenance obligations at the landfills it owns and certain landfills that it operates, but does not own. Accrued final capping, closure and post-closure costs represent an estimate of the current value of the future obligation associated with final capping, closure and post-closure monitoring of non-hazardous solid waste landfills currently owned and/or operated by the Company. Final capping costs represent the costs related to installation of clay liners, drainage and compacted soil layers and topsoil constructed over areas of the landfill where total airspace capacity has been consumed. Closure and post- closure monitoring and maintenance costs represent the costs related to cash expenditures yet to be incurred when a landfill facility ceases to accept waste and closes. Accruals for final capping, closure and post-closure monitoring and maintenance requirements in the U.S. consider site inspection, groundwater monitoring, leachate management, methane gas control and recovery, and operating and maintenance costs to be incurred during the period after the facility closes. Certain of these environmental costs, principally capping and methane gas control costs, are also incurred during the operating life of the site in accordance with the landfill operation requirements of Subtitle D and the air emissions standards. Daily maintenance activities, which include many of these costs, are expensed as incurred during the operating life of the landfill. Daily maintenance activities include leachate disposal; surface water, groundwater, and methane gas monitoring and maintenance; other pollution control activities; mowing and fertilizing the landfill final cap; fence and road maintenance; and third party inspection and reporting costs. Site specific final capping, closure and post-closure engineering cost estimates are prepared annually for landfills owned and/or operated by the Company for which it is responsible for final capping, closure and post-closure.

Since the adoption of SFAS No. 143, landfill final capping, closure and post-closure liabilities are calculated by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure using an inflation rate (2.5% during 2004 and 2005) and discounting the inflated total to its present value using a discount rate (7.5% during 2004 and 2005). At December 31, 2004 and 2005, accruals for landfill final capping, closure and post-closure costs (including costs assumed through acquisitions) were $5,860 and $15,906 respectively. The Company estimates that its final capping, closure and post-closure payment commitments will begin in 2010.

Interest is accreted on the recorded liability using the corresponding discount rate. In accordance with SFAS No. 143, final capping, closure and post-closure liability is recorded as an addition to site costs and amortized to depletion expense on a units-of-consumption basis as remaining landfill airspace is consumed. The impact of changes determined to be changes in estimates, based on an annual update, is accounted for on a prospective basis. Depletion expense resulting from final capping, closure and post-closure obligations recorded as a component of landfill site costs will generally be less during the early portion of a landfill's operating life and increase thereafter. The final capping, closure and post-closure liabilities reflect owned landfills and landfills operated under life-of-site operating agreements with estimated remaining lives, based on remaining permitted capacity, probable expansion capacity and projected annual disposal volumes, that range from approximately five to 279 years, with an average remaining life of approximately 61 years. The costs for final capping, closure and post-closure obligations at landfills the Company owns or operates are generally estimated based on interpretations of current requirements and proposed or anticipated regulatory changes.

The estimates for landfill final capping, closure and post- closure costs, including final capping costs, consider when the costs would actually be paid and factor in inflation and discount rates. When using discounted cash flow techniques, reliable estimates of market premiums may not be obtainable. In the waste industry, there is no market for selling the responsibility for final capping, closure and post-closure obligations independent of selling the landfill in its entirety. Accordingly, the Company does not believe that it is possible to develop a methodology to reliably estimate a market risk premium and has therefore excluded any such market risk premium from its determination of expected cash flows for landfill asset retirement obligations. The possibility of changing legal and regulatory requirements and the forward-looking nature of these types of costs make any estimation or assumption less certain.

Adopting SFAS No. 143 required a cumulative adjustment to reflect the change in accounting for landfill obligations retroactively to the date of the inception of the landfill. Inception of the asset retirement obligation is the date operations commenced or the date the asset was acquired. Upon adopting SFAS No. 143 on January 1, 2003, the Company recorded a cumulative effect of the change in accounting principle of $448 ($282, net of tax), a decrease in its final capping, closure and post-closure liability of $9,142 and a decrease in net landfill assets of $8,667. Discounting the obligation with a higher discount rate and recording the liability as airspace is consumed resulted in a decrease to the final capping, closure and post-closure liabilities recorded by the Company before it adopted SFAS No. 143.

The following is a rollforward of the Company's final capping, closure and post-closure liability balance from December 31, 2003 to December 31, 2005:

Final capping, closure and post-closure liability at December 31, 2003      $    5,479
Decrease in closure and post-closure liability from changes in
   annual engineering cost estimates                                              (880)
Assumption of closure liabilities from acquisition                                 345
Disposition of liabilities from discontinued operations                            (62)
Liabilities incurred                                                               557
Accretion expense                                                                  421
                                                                             ----------
Final capping, closure and post-closure liability at December 31, 2004           5,860
Increase in closure and post-closure liability from changes in
   annual engineering cost estimates                                             1,558
Liabilities incurred                                                             1,033
Accretion expense                                                                  681
Change in third party closure and post-closure liability                         6,774
                                                                             ----------
Final capping, closure and post-closure liability at December 31, 2005      $   15,906
                                                                             ==========

The Company owns two landfills for which the prior owners are obligated to reimburse Waste Connections for certain costs the Company incurs for final capping, closure and post-closure activities on the portion of the landfill utilized by the prior owners. Prior to January 1, 2005, the Company netted the long-term receivable associated with the expected reimbursement from the prior owners against the final capping, closure and post-closure obligation. At December 31, 2005, the Company has recorded on its balance sheet a receivable of $6,774 from the prior owners in long-term other assets and has accrued the prior owners' portions of the final capping, closure and post-closure obligation, totaling $6,774, in other long-term liabilities.

At December 31, 2005, $11,907 of the Company's restricted assets balance was for purposes of settling future final capping, closure and post-closure liabilities.

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

  The land where the expansion is being sought is contiguous to the current disposal site, and the Company either owns the expansion property or is under an option, purchase, operating or other similar agreement;

  Total development costs, final capping costs, and closure/post-closure costs have been determined;

  Internal personnel have performed a financial analysis of the proposed expansion site and have determined that it has a positive financial and operational impact;

  Internal or external personnel are actively working to obtain the necessary approvals to obtain the landfill expansion permit;

  Obtaining the expansion is considered probable (for a pursued expansion to be considered probable, there must be no significant known technical, legal, community, business, or political restrictions or similar issues existing that could impair the success of the expansion); and

  The land where the expansion is being sought has the proper zoning or proper zoning can readily be obtained.

It is possible that the Company's estimates or assumptions could ultimately be significantly different from actual results. In some cases the Company may be unsuccessful in obtaining an expansion permit or the Company may determine that an expansion permit that the Company previously thought was probable has become unlikely. To the extent that such estimates, or the assumptions used to make those estimates, prove to be significantly different than actual results, or the belief that the Company will receive an expansion permit changes adversely in a significant manner, the costs of the landfill, including the costs incurred in the pursuit of the expansion, may be subject to impairment testing, as described below, and lower profitability may be experienced due to higher amortization rates, higher capping, closure and post- closure rates, and higher expenses or asset impairments related to the removal of previously included expansion airspace.

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

Allocation of Acquisition Purchase Price

A summary of the Company's acquisition purchase price allocation policies is as follows:

  The purchase price of acquisitions is allocated to identified intangible assets and tangible assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition, with any residual amounts allocated to goodwill.

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

The Company tests goodwill for impairment annually using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. At least annually in the fourth quarter of the year, the Company performs impairment tests of goodwill and indefinite-lived intangible assets based on the carrying values. As a result of performing the tests for potential impairment, the Company determined that no impairment existed as of December 31, 2004 or 2005 and therefore, there were no write-downs to any of its goodwill or indefinite-lived intangible assets.

The Company acquired indefinite-lived intangible assets, long-term franchise agreements, contracts and non-competition agreements in connection with certain of its acquisitions. The amounts assigned to indefinite-lived intangible assets consist of the value of certain perpetual rights to provide solid waste collection and transportation services in specified territories. The estimated fair value of the acquired indefinite- lived intangible assets, long-term franchise agreements and contracts was determined by management based on the discounted net cash flows associated with the rights, agreements and contracts. The estimated fair value of the non- competition agreements reflects management's estimates based on the amount of revenue protected under such agreements. The amounts assigned to the franchise agreements, contracts, and non-competition agreements are being amortized on a straight-line basis over the expected term of the related agreements (ranging from 1 to 56 years). In accordance with the provisions of SFAS No. 142, indefinite-lived intangible assets resulting from acquisitions completed subsequent to June 30, 2001 are not amortized; however, they are required to be classified separately from goodwill.

Restricted Assets

Restricted assets held by trustees consist principally of funds deposited in connection with landfill final capping, closure and post- closure obligations and other financial assurance requirements. Proceeds from these financing arrangements are directly deposited into trust funds, and the Company does not have the ability to utilize the funds in regular operating activities.

Asset Impairments

Long-lived assets consist primarily of property, plant and equipment, goodwill and other intangible assets. Property, plant, equipment and other intangible assets are carried on the Company's consolidated financial statements based on their cost less accumulated depreciation or amortization. The recoverability of these assets is tested whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.

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

  Current period operating or cash flow losses combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group; or

  A current expectation that, more likely than not, a long- lived asset or asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

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

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash, trade receivables, restricted assets, trade payables, debt instruments and interest rate swaps. As of December 31, 2004 and 2005, the carrying values of cash, trade receivables, restricted assets, and trade payables are considered to be representative of their respective fair values. The carrying values of the Company's debt instruments, excluding the 2022 Floating Rate Convertible Subordinated Notes, approximate their fair values as of December 31, 2004 and 2005, based on current incremental borrowing rates for similar types of borrowing arrangements. The Company's 2022 Floating Rate Convertible Subordinated Notes have a carrying value of $175,000 and had a fair value of approximately $203,333 at December 31, 2004 and $193,900 at December 31, 2005, based on the publicly quoted trading price of these notes. The Company's interest rate swaps are recorded at their estimated fair values based on estimated cash flows calculated using interest rate yield curves as of December 31, 2004 and 2005.

Derivative Financial Instruments

The Company recognizes all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income (Note 12) until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings.

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

At December 31, 2005, the Company's derivative instruments consisted of seven interest rate swap agreements that effectively fix the interest rate on the applicable notional amounts of the Company's variable rate debt as follows:

                      Notional  Interest    Effective      Expiration
   Date Entered        Amount     Rate*        Date           Date
-------------------  -------------------- -------------- ---------------
May 2003            $    87,500     2.67% February 2004  February 2007
May 2003            $    87,500     2.68% February 2004  February 2007
March 2004          $    37,500     2.25% March 2004     March 2007
March 2004          $    37,500     2.25% March 2004     March 2007
September 2005      $   175,000     4.33% February 2007  February 2009
September 2005      $    75,000     4.34% March 2007     March 2009
December 2005       $   150,000     4.76% June 2006      June 2009

* plus applicable margin.

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

The weighted average grant date fair values per share for options granted during 2003, 2004 and 2005 are as follows:

                                                                              2003       2004       2005
                                                                            ---------  ---------  ---------
Exercise prices equal to market price of stock                             $    5.17  $    6.06  $    6.74
Exercise prices less than market price of stock                                   --         --      17.67

During the year ended December 31, 2005, the Company issued 1,500 options at an exercise price less than the market price of the Company's common stock.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 2003, 2004 and 2005: risk-free interest rate of 2.4%, 3.1%, and 4.0%, respectively; dividend yield of zero; volatility factor of the expected market price of the Company's common stock of 25%, 24%, and 20%, respectively; and a weighted-average expected life of the option of 4 years for the years ended December 31, 2003 and 2004, and 3.4 years for the year ended December 31, 2005.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The net income as reported reflects the one-time charge of $1,617 ($1,021 net of tax) incurred by the Company related to the accelerated vesting of shares previously awarded to employees. The Company estimates that the acceleration eliminated $15,254 ($9,610 net of tax) in compensation expense that would have been recognized under the provisions of SFAS 123(R), over the three year period of 2006 - 2008 as the stock options vested. For additional information related to this modification of outstanding awards, refer to Note 11.

The following table summarizes the Company's pro forma net income and pro forma basic and diluted net income per share for the years ended December 31, 2003, 2004 and 2005:

                                                                                Years Ended December 31,
                                                                            -------------------------------
                                                                              2003       2004       2005
                                                                            ---------  ---------  ---------
Net income, as reported                                                    $  65,596  $  72,271  $  83,943
Add: stock-based employee compensation expense
  included in reported net income, net of related tax effects                    196        611      1,779
Deduct: total stock-based employee compensation expense determined
    under the fair value method for all awards, net of related tax effects    (7,105)    (8,414)   (16,495)
                                                                            ---------  ---------  ---------
Pro forma net income                                                       $  58,687  $  64,468  $  69,227
                                                                            =========  =========  =========

Earnings per share:
  Basic - as reported                                                      $    1.54  $    1.55  $    1.80
  Basic - pro forma                                                             1.38       1.38       1.48

  Diluted - as reported                                                         1.45       1.50       1.74
  Diluted - pro forma                                                           1.31       1.34       1.44

Per Share Information

Basic net income per share is computed using the weighted average number of common shares outstanding. Diluted net income per share is computed using the weighted average number of common and potential common shares outstanding. Potential common shares are excluded from the computation if their effect is anti-dilutive.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2003, 2004 and 2005 was $1,842, $2,075, and $2,057, respectively.

Insurance Liabilities

The Company is primarily self-insured for automobile liability, property, general liability, workers' compensation, employer's liability and employee group health claims. The Company's insurance accruals are based on claims filed and estimates of claims incurred but not reported and are developed by the Company's management with assistance from its third-party actuary and its third-party claims administrator. The insurance accruals are influenced by the Company's past claims experience factors, which have a limited history, and by published industry development factors. At December 31, 2004 and 2005, the Company's total accrual for self-insured liabilities was $16,859 and $21,086, respectively.

Segment Information

The Company identifies its operating segments based on management responsibility and geographic location. The Company considers each of its four operating regions that report stand-alone financial information and have segment managers that report to the Company's chief operating decision maker to be an operating segment. The Company has assessed and determined that it has met all of the aggregation criteria required under SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), to aggregate its multiple operating segments into one reportable segment. Therefore, all four operating regions have been aggregated together and are reported as a single segment consisting of the collection, transfer, recycling and disposal of non-hazardous solid waste primarily in the Western and Southern United States.

Reclassifications

Certain amounts reported in the Company's prior years' consolidated financial statements have been reclassified to conform with the 2005 presentation.

New Accounting Pronouncements

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

SFAS 123(R) must be adopted in the first annual reporting period beginning after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company adopted SFAS 123(R) on January 1, 2006. SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

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

The Company adopted the "modified prospective" approach.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)'s fair value method will have a significant impact on the Company's results of operations, although it will have no impact on its overall cash flows. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share included within this note to the Company's consolidated financial statements.

SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $3,078, $8,195 and $7,338 for the years ended December 31, 2003, 2004, and 2005, respectively.

FIN 47

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"), which clarifies the impact that uncertainty surrounding the timing or method of settling an obligation should have on accounting for that obligation under SFAS 143. FIN 47 is effective December 31, 2005 for calendar year companies. The adoption of FIN 47 did not have a material impact on the Company's consolidated financial statements.

SFAS 153

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29 ("SFAS 153"). SFAS 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and amends APB No. 29 to eliminate the exception of nonmonetary exchanges of similar productive assets and replaces it with a general exception of exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS 153 to have a material impact on the Company's financial position or results of operations.

SFAS 154

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections ("SFAS 154") which replaces APB Opinion No. 20, Accounting Changes ("APB No. 20"), and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Specifically, SFAS 154 requires "retrospective application" of the direct effect for a voluntary change in accounting principle to prior periods' financial statements, if it is practicable to do so. SFAS 154 also strictly redefines the term "restatement" to mean the correction of an error by revising previously issued financial statements. SFAS 154 replaces APB No. 20, which requires that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. Unless adopted early, SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material impact on the Company's financial position or results of operations except to the extent that the statement requires retrospective application in circumstances that would previously have been affected in the period of the change under APB No. 20.

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

The table below reflects the discontinued operations as of December 31, 2003, 2004, and 2005 as follows:

                                                                Years Ended December 31,
                                                           -------------------------------
                                                             2003       2004       2005
                                                           ---------  ---------  ---------
Revenues                                                  $  21,712  $  16,098  $   1,367
Operating expenses:
    Cost of operations                                       16,940     13,009      2,041
    Selling, general and administrative                       3,123      2,000        195
    Depreciation and amortization                             2,276      2,317        250
    Loss (gain) on disposal of assets and operations (a)        185        210       (197)
                                                           ---------  ---------  ---------
Operating loss                                                 (812)    (1,438)      (922)

Other income, net                                                19         --         --
                                                           ---------  ---------  ---------
Loss from operations of discontinued operations                (793)    (1,438)      (922)

Income tax benefit                                              294        351        343
                                                           ---------  ---------  ---------
Loss on discontinued operations                           $    (499)    (1,087) $    (579)
                                                           =========  =========  =========

(a) Loss on disposal of assets and operations for the year end December 31, 2004 includes $62 of gain on the sale of the operations in Washington and $6 of gain on the disposal of the Company's Georgia operations.

Additionally, the table below reflects the disposed assets and liabilities related to these operations. Assets and liabilities disposed in 2005 related to the hauling operation in Utah and landfill operating contract in California were not material.

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
                                                     =========

4. ACQUISITIONS

2004 and 2005 Acquisitions

The Company's growth strategy includes the acquisition of solid waste businesses located in markets with significant growth opportunities. Acquisitions are accounted for under the purchase method of accounting. The results of operations of the acquired businesses have been included in the Company's consolidated financial statements from their respective acquisition dates.

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

During 2005, the Company acquired Mountain Jack Environmental Services, Inc. and 17 non-hazardous solid waste businesses that were accounted for as purchases. Aggregate consideration for the acquisitions consisted of $78,889 in cash (net of cash acquired), $254 in notes payable to sellers, common stock warrants valued at $82 and the assumption of debt and long-term liabilities totaling $25,481.

The purchase prices have been allocated to the identified intangible assets and tangible assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition, with any residual amounts allocated to goodwill. The purchase price allocations are considered preliminary until the Company is no longer waiting for information that it has arranged to obtain and that is known to be available or obtainable. Although the time required to obtain the necessary information will vary with circumstances specific to an individual acquisition, the "allocation period" for finalizing purchase price allocations generally does not exceed one year from the consummation of a business combination. In 2005, the Company completed a review of the income tax basis of the assets acquired in an acquisition completed in 1999. Based on the Company's review, the income tax basis of the assets acquired was revised and is less than the amount the Company initially recorded. In addition, the fair value of the assets recorded required revision based on the Company's 2005 review. As a result, the Company recorded a net increase of $19,807 to goodwill and a corresponding increase of $19,807 to deferred income tax liabilities. The impact on the Company's income statements for the year ended December 31, 2005 and on any prior period was inconsequential.

As of December 31, 2005, the Company had twelve acquisitions for which purchase price allocations were preliminary, mainly as a result of pending working capital valuations. The Company believes the potential changes to its preliminary purchase price allocations will not have a material impact on its financial condition, results of operations or cash flows.

A summary of the purchase price allocations for acquisitions consummated in 2004 and preliminary purchase price allocations for the acquisitions consummated in 2005 is as follows:

                                                     2004          2005
                                                 Acquisitions  Acquisitions
                                                 ------------  ------------
Assets:
  Accounts receivable                           $      5,866  $      3,641
  Prepaid expenses and other current assets            1,021           439
  Property and equipment                              33,824        23,910
  Goodwill                                            66,982        62,628
  Long-term franchise agreements and contracts         5,226         5,170
  Indefinite-lived intangibles                            --         6,646
  Other intangibles                                    1,115         9,575
  Non-competition agreements                             211           793
  Other assets                                         2,133            --
Liabilities:
  Deferred revenue                                       (18)       (1,984)
  Accounts payable                                    (2,608)       (2,455)
  Accrued liabilities                                 (6,786)       (2,432)
  Notes issued to sellers                             (6,686)         (254)
  Debt and long-term liabilities assumed             (24,608)      (25,481)
  Deferred income taxes                                 (143)       (1,225)
                                                 ------------  ------------
Total consideration, net                        $     75,529  $     78,971
                                                 ============  ============

During the year ended December 31, 2004, the Company paid $2,919 of acquisition-related liabilities accrued at December 31, 2003. During the year ended December 31, 2005, the Company paid $1,960 of acquisition-related liabilities accrued at December 31, 2004.

Goodwill and long-term franchise agreements, contracts, and other intangibles acquired in 2004 totaling $40,594 and $5,134, respectively, are expected to be deductible for tax purposes. Goodwill and long-term franchise agreements, contracts, and other intangibles acquired in 2005 totaling $60,645 and $20,074, respectively, are expected to be deductible for tax purposes.

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

The following pro forma results of operations assume that the Company's significant acquisitions occurring in 2004 and 2005, accounted for using the purchase method of accounting, were acquired as of January 1, 2004 (unaudited):

                                                   Years Ended December 31,
                                                 --------------------------
                                                     2004          2005
                                                 ------------  ------------
Total revenue                                   $    690,072  $    742,017
Income from continuing operations                     74,757        84,887
Net income                                            73,670        84,308
Basic income per share                                  1.58          1.81
Diluted income per share                                1.52          1.75

The unaudited pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on January 1, 2004, nor are they necessarily indicative of future operating results.

The following pro forma results of operations assume that the Company's significant acquisitions occurring in 2003 and 2004, accounted for using the purchase method of accounting, were acquired as of January 1, 2003 (unaudited):

                                                   Years Ended December 31,
                                                 --------------------------
                                                     2003          2004
                                                 ------------  ------------
Total revenue                                   $    613,314  $    656,019
Income from continuing operations                     65,908        73,288
Net income                                            65,691        72,201
Basic income per share                                  1.55          1.55
Diluted income per share                                1.45          1.49

The unaudited pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on January 1, 2003, nor are they necessarily indicative of future operating results.

5. INTANGIBLE ASSETS

Intangible assets, exclusive of goodwill, consisted of the following at December 31, 2005:

                                           Gross Carrying Accumulated   Net Carrying
                                              Amount      Amortization     Amount
                                           -------------  ------------  ------------
Amortizable intangible assets:
  Long-term franchise agreements
   and contracts                          $      56,617  $     (5,351) $     51,266
  Non-competition agreements                      4,783        (3,460)        1,323
  Other, net                                     13,106        (1,892)       11,214
                                           -------------  ------------  ------------
                                                 74,506       (10,703)       63,803
Nonamortized intangible assets:
  Indefinite-lived intangible assets             23,848            --        23,848
                                           -------------  ------------  ------------
Intangible assets, exclusive of goodwill  $      98,354  $    (10,703) $     87,651
                                           =============  ============  ============

The weighted-average amortization periods of long-term franchise agreements, non-competition agreements and other intangibles acquired during the year ended December 31, 2005 are 28 years, 5 years and 8 years, respectively.

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

Estimated future amortization expense for the next five years of amortizable intangible assets is as follows:

For the year ended December 31, 2006             $3,891
For the year ended December 31, 2007              3,720
For the year ended December 31, 2008              3,577
For the year ended December 31, 2009              3,337
For the year ended December 31, 2010              3,265

Total amortization expense for intangible assets was $1,677, $2,477 and $3,070 for the years ended December 31, 2003, 2004 and 2005, respectively.

6. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                              Years Ended December 31,
                                                               ----------------------
                                                                  2004        2005
                                                               ----------  ----------
Landfill site costs                                           $  447,239  $  486,303
Rolling stock                                                    159,785     194,199
Land, buildings and improvements                                  76,447      83,852
Containers                                                        76,736      95,210
Machinery and equipment                                           75,816      89,365
Construction in process                                            1,140       3,784
                                                               ----------  ----------
                                                                 837,163     952,713
Less accumulated depreciation and depletion                     (196,433)   (252,205)
                                                               ----------  ----------
                                                              $  640,730  $  700,508
                                                               ==========  ==========

The Company's landfill depletion expense for the years ended December 31, 2003, 2004 and 2005 was $13,618, $15,300 and $16,844, respectively.

7. OTHER ASSETS, NET

Other assets, net, consist of the following:

                                                               Years Ended December 31,
                                                               ----------------------
                                                                  2004        2005
                                                               ----------  ----------
Deferred financing costs                                      $   10,093  $    8,654
Investment in unconsolidated entity                                5,300       5,300
Landfill closure receivable                                           --       6,774
Deposits                                                           2,874         927
Unrealized interest-rate swap gains                                2,875       2,328
Other                                                              2,456       2,781
                                                               ----------  ----------
                                                              $   23,598  $   26,764
                                                               ==========  ==========

8. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                                               Years Ended December 31,
                                                               ----------------------
                                                                  2004        2005
                                                               ----------  ----------
Insurance claims                                                  16,859      21,086
Payroll and payroll-related                                        9,337      10,620
Interest payable                                                   2,665       2,615
Acquisition-related                                                4,600       1,613
Income taxes payable                                                  --       3,873
Other                                                              4,483       4,715
                                                               ----------  ----------
                                                              $   37,944  $   44,522
                                                               ==========  ==========

9. LONG-TERM DEBT

Long-term debt consists of the following:

                                                               Years Ended December 31,
                                                               ----------------------
                                                                  2004        2005
                                                               ----------  ----------
Revolver under Credit Facility                                $  261,000  $  367,000
2022 Floating Rate Convertible Subordinated Notes                175,000     175,000
2001 Wasco Bonds                                                  12,560      12,165
California Tax-Exempt Bonds                                       25,685      24,045
Notes payable to sellers in connection with acquisitions,
  unsecured, bearing interest at 5.2% to 7.5%, principal
  and interest payments due periodically with due dates
  ranging from 2006 to 2036                                        9,214       7,849
Notes payable to third parties, secured by substantially all assets of certain subsidiaries of the Company, bearing
  interest at 5.1% to 11.0%, principal and interest payments
  due periodically with due dates ranging from 2006 to 2010       15,150      10,903
                                                               ----------  ----------
                                                                 498,609     596,962
Less - current portion                                            (9,266)    (10,858)
                                                               ----------  ----------
                                                              $  489,343  $  586,104
                                                               ==========  ==========

Credit Facility

As of December 31, 2004, the Company had a revolving credit facility - the November 2004 credit facility - under which the maximum borrowings amounted to $650,000, with a syndicate of banks for which Bank of America, N.A. (formerly Fleet National Bank) acts as agent. As of December 31, 2004, $261,000 was outstanding under the November 2004 credit facility, exclusive of outstanding stand-by letters of credit of $47,738. As of December 31, 2005, $367,000 was outstanding under the November 2004 credit facility, exclusive of outstanding stand-by letters of credit of $55,736.

The November 2004 credit facility requires interest payments in accordance with the terms of the credit agreement and matures in October 2009. Under the November 2004 credit facility, there is no maximum amount of stand-by letters of credit that can be issued; however, the issuance of stand-by letters of credit reduces the amount of total borrowings available. The November 2004 credit facility requires the Company to pay a commitment fee ranging from 0.20% to 0.50% of the unused portion of the November 2004 credit facility. The Company is able to increase the maximum borrowings under the November 2004 credit facility to $800,000, provided that no event of default, as defined, has occurred, although no existing lender will have any obligation to increase its commitment. The borrowings under the November 2004 credit facility bear interest, at the Company's option, at either the base rate plus the applicable base rate margin (5.3% and 7.3% as of December 31, 2004 and 2005, respectively) on base rate loans, or the Eurodollar rate plus the applicable Eurodollar margin (approximately 3.3% and 5.4% as of December 31, 2004 and 2005, respectively) on Eurodollar loans. The applicable margin under the November 2004 credit facility varies depending on the Company's leverage ratio, as defined in the November 2004 credit agreement, and range from 0.875% to 2.00% for Eurodollar loans and up to 0.50% for base rate loans. Virtually all of the Company's assets, including its interest in the equity securities of its subsidiaries, collateralize its obligations under the November 2004 credit facility. The November 2004 credit facility contains customary representations and warranties and places certain business, financial and operating restrictions on the Company relating to, among other things, indebtedness, liens and other encumbrances, investments, mergers and acquisitions, asset sales, sale and leaseback transactions, and dividends, distributions and redemptions of capital stock. The November 2004 credit agreement requires that the Company maintains specified financial ratios and balances, and obtains the lenders' approval of acquisitions in certain circumstances. As of December 31, 2004 and 2005, the Company was in compliance with all applicable covenants in the November 2004 credit facility.

On January 12, 2006, the Company amended and restated the November 2004 credit facility in its entirety. Under the new credit agreement, the senior secured revolving credit facility available to the Company increased to $850,000 and extended the maturity date to January 2011. The applicable margins under the revolving credit facility vary depending on the Company's leverage ratio, as defined in the new credit agreement, and range from 0.875% to 1.50% for Eurodollar loans and 0.00% for base rate loans. Based on the Company's leverage ratio at closing, the applicable interest rate under the new credit agreement was the Eurodollar rate plus 1.00%. Commitment fees for the available but unused portion of the revolving credit facility have been reduced under the new credit agreement. Under the new credit agreement, there is no maximum amount of standby letters of credit that can be issued; however, the issuance of standby letters of credit reduces the amount of total borrowings available. The Company is able to increase the maximum borrowings under the new credit agreement to $1,050,000, provided that no event of default, as defined, has occurred, although no existing lender has any obligation to increase its commitment. No other material terms of the 2004 November credit facility were changed.

5.5% Convertible Subordinated Notes Due 2006

In April 2001, the Company issued 5.5% Convertible Subordinated Notes due April 2006 (the "2006 Convertible Subordinated Notes") with an aggregate principal amount of $150,000 in a Rule 144A offering. The 2006 Convertible Subordinated Notes were uncollateralized, ranked junior to existing and future senior indebtedness, as defined in the indenture governing the notes, and were convertible at any time at the option of the holder into common stock at a conversion price of $25.35 per share. The notes were callable by the Company beginning April 2004 at an early call premium of 102.2%. In April 2004, the Company redeemed its 2006 Convertible Subordinated Notes. Holders of the notes chose to convert a total of $123,648 principal amount of the notes into 4,876,968 shares of Waste Connections common stock at a price of approximately $25.35 per share, or approximately 39.443 shares per $1 principal amount of notes, plus cash in lieu of fractional shares. The Company redeemed the balance of $26,352 principal amount of the notes with proceeds from its credit facility at a redemption price of $1.022 per $1 principal amount of the notes. All holders of the notes also received accrued interest of $0.0275 per $1 principal amount of notes. As a result of the redemption, the Company recognized $1,478 of pre-tax expense ($1,125 net of taxes) in April 2004.

Floating Rate Convertible Subordinated Notes due 2022

In April 2002, Waste Connections issued Floating Rate Convertible Subordinated Notes due 2022 (the "2022 Floating Rate Convertible Subordinated Notes") with an aggregate principal amount of $175,000 in a Rule 144A offering. The 2022 Floating Rate Convertible Subordinated Notes are uncollateralized and rank junior to all existing and future senior indebtedness, as defined in the indenture governing the 2022 Floating Rate Convertible Subordinated Notes. The 2022 Floating Rate Convertible Subordinated Notes bear interest at the 3-month LIBOR rate plus 50 basis points, payable quarterly (2.7% and 4.8%, as of December 31, 2004 and 2005, respectively). The net proceeds from the sale of the 2022 Floating Rate Convertible Subordinated Notes were used to repay a portion of the outstanding indebtedness under the Company's credit facility.

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

  during the five business days immediately following any nine consecutive trading day period in which the trading price of the 2022 Floating Rate Convertible Subordinated Notes (per $1 principal amount) for each day of such period is less than 95% of the product of the closing sale price of the Company's common stock on that day multiplied by the number of shares issuable upon conversion of $1 principal amount of the 2022 Floating Rate Convertible Subordinated Notes;

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

Wasco Bond

In December 1999, the Company completed a $13,600 tax-exempt bond financing for its Wasco subsidiary (the "Wasco Bond"). These funds were used for the acquisition, construction, furnishing, equipping and improving of a landfill located in Wasco County, Oregon (the "Landfill Project"). In March 2001, the Company refinanced the Wasco Bond by completing $13,600 of tax-exempt revenue bond financing through the issuance of three bonds (the "2001 Wasco Bonds"). The Company incurred debt extinguishment costs of $144, net of tax, related to this refinancing. The 2001 Wasco Bonds consist of $1,040 of 6.5% term bonds which were paid March 1, 2004, $4,085 of 7.0% term bonds due March 1, 2012 and $8,475 of 7.25% term bonds due March 1, 2021. On an annual basis, the Company is required to remit principal payments. The principal payment requirements in 2004 and 2005 were $370 and $395, respectively. The total future principal payment requirements are as follows: $425 in 2006, $455 in 2007, $485 in 2008, $525 in 2009, $560 in 2010 and $9,715 thereafter.

California Tax-Exempt Bonds

In June 1998, the Company completed a $1,800 tax-exempt bond financing for its Madera subsidiary (the "Madera Bond"). These funds were used for specified capital expenditures and improvements, including installation of a landfill gas recovery system. The bonds mature on May 1, 2016 and bear interest at variable rates based on market conditions for California tax-exempt bonds (approximately 2.1% and 3.6% at December 31, 2004 and 2005, respectively). The bonds are backed by a letter of credit issued by Bank of America under the Credit Facility for $1,829.

In July 1998 and May 1999, Cold Canyon Landfill, Inc. and South County Sanitary Service, Inc., wholly-owned subsidiaries of the Company acquired in 2002, received a total of $9,490 from the issuance of tax-exempt bond financing (the "Cold Canyon and South County Bonds") through the California Pollution Control Financing Authority. These funds were used for specified capital expenditures and improvements. The outstanding balance of the South County and Cold Canyon Bonds was $7,145 at December 31, 2004 and 2005 with scheduled principal maturities of $1,300 in May 2006 and $5,845 in July 2008. The Cold Canyon and South County Bonds bear interest at variable rates based on market conditions for California tax-exempt bonds (approximately 2.1% and 3.6% at December 31, 2004 and 2005, respectively) and are backed by a letter of credit issued by Bank of America under the Credit Facility for $7,246.

In June 1999, GreenWaste of Tehama, a wholly-owned subsidiary of the Company acquired in 2003, received a total of $3,435 from the issuance of tax-exempt bond financing (the "Tehama Bonds") through California Pollution Control Financing Authority. These funds were used to finance improvements to and expansion of certain solid waste disposal facilities. The outstanding balance of the Tehama bond was $1,630 and $1,175 at December 31, 2004 and 2005, respectively. The bond bears interest at variable rates based on market conditions for California tax-exempt bonds (approximately 2.1% and 3.6% at December 31, 2004 and 2005, respectively), and is backed by a letter of credit issued by Bank of America under the Credit Facility for $1,202. On an annual basis, the Company is required to remit principal payments. The principal payment requirements in 2004 and 2005 were $430 and $455, respectively. The total future principal payment requirements are as follows: $475 in 2006, $60 in 2007, $60 in 2008, $65 in 2009, $70 in 2010 and $445 thereafter.

In August 1997 and October 2001, GreenTeam of San Jose, a wholly-owned subsidiary of the Company acquired in 2003, received a total of $18,040 from the issuance of tax-exempt bond financing (the "San Jose Bonds") through California Pollution Control Financing Authority. These funds are used for specified capital expenditures and improvements. The outstanding balance of the San Jose bonds was $15,110 and $13,925 at December 31, 2004 and 2005, respectively. The bonds bear interest at variable rates based on market conditions for California tax-exempt bonds (approximately 2.1% and 3.6% at December 31, 2004 and 2005, respectively) and are backed by a letter of credit issued by Bank of America under the Credit Facility for $14,193. On an annual basis, the Company is required to remit principal payments. The principal payment requirements in 2004 and 2005 were $2,855 and $1,185, respectively. The total future principal payment requirements are as follows: $2,180 in 2006, $2,305 in 2007, $2,420 in 2008, $2,545 in 2009, $850 in 2010 and $3,625 thereafter.

The Company has a total of $24,045 of tax-exempt bonds at December 31, 2005 that mature through 2016 that are remarketed weekly by a remarketing agent to effectively maintain a variable yield. If the remarketing agent is unable to remarket the bonds, then the remarketing agent can put the bonds to the Company. The Company has obtained stand-by letters of credit, issued under its senior secured revolving credit facility, to guarantee repayment of the bonds in this event. The Company classified these borrowings as long-term at December 31, 2005 because the borrowings are supported by stand- by letters of credit issued under the Company's senior secured revolving credit facility which is long-term.

As of December 31, 2005, aggregate contractual future principal payments by calendar year on long-term debt are due as follows:

2006                                                    $     10,858
2007                                                           6,783
2008                                                          12,668
2009                                                           5,396
2010                                                           1,880
Thereafter                                                   559,377
                                                         ------------
                                                        $    596,962
                                                         ============

10. COMMITMENTS AND CONTINGENCIES

COMMITMENTS

Leases

The Company leases its facilities and certain equipment under non-cancelable operating leases for periods ranging from one to 20 years, with renewal options for certain leases. The Company's total rent expense under operating leases during the years ended December 31, 2003, 2004 and 2005 was $4,687, $5,641 and $7,422, respectively.

As of December 31, 2005, future minimum lease payments under these leases, by calendar year, are as follows:

2006                                                    $      6,626
2007                                                           5,436
2008                                                           4,834
2009                                                           4,169
2010                                                           3,901
Thereafter                                                    25,461
                                                         ------------
                                                        $     50,427
                                                         ============

Financial Surety Bonds

The Company uses financial surety bonds for a variety of corporate guarantees. The two largest uses of financial surety bonds are for municipal contract performance guarantees and landfill final capping, closure and post-closure financial assurance required under certain environmental regulations. Environmental regulations require demonstrated financial assurance to meet final capping, closure and post-closure requirements for landfills. In addition to surety bonds, these requirements may also be met through alternative financial assurance instruments, including insurance, letters of credit and restricted asset deposits.

At December 31, 2004 and 2005, the Company had provided customers and various regulatory authorities with surety bonds in the aggregate amount of approximately $75,323 and $80,447, respectively, to secure its landfill final capping, closure and post-closure requirements and $46,052 and $45,646, respectively, to secure performance under collection contracts and landfill operating agreements.

In August 2003, the Company paid $5,300 to acquire a 9.9% interest in a company that, among other activities, issues financial surety bonds to secure final capping, landfill closure and post-closure obligations for companies operating in the solid waste industry. The Company accounts for this investment under the cost method of accounting. There have been no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment and, therefore, the fair value of this investment has not been estimated as it is not practicable to do so. This investee company had written final capping, landfill closure and post-closure financial surety bonds for the Company, of which $27,103 and $66,327 were outstanding as of December 31, 2004 and 2005 respectively. The Company's reimbursement obligations under these bonds are secured by a pledge of its stock in the investee company.

Put Option

The minority interests holders of a majority-owned subsidiary of Waste Connections have a currently exercisable put option to require Waste Connections to complete the acquisition of this majority-owned subsidiary by purchasing their minority ownership interests for fair market value. The put option calculates the fair market value of the subsidiary based on its current operating income before depreciation and amortization, as defined in the put option agreement. The put option does not have a stated termination date. At December 31, 2005, the minority interests holders' pro rata share of the subsidiary's fair market value is estimated to be worth between $77 million and $92 million. Because the put is calculated at fair market value, no amounts have been accrued relative to the put option.

CONTINGENCIES

Environmental Risks

The Company is subject to liability for any environmental damage that its solid waste facilities may cause to neighboring landowners or residents, particularly as a result of the contamination of soil, groundwater or surface water, and especially drinking water, including damage resulting from conditions existing prior to the acquisition of such facilities by the Company. The Company may also be subject to liability for any off-site environmental contamination caused by pollutants or hazardous substances whose transportation, treatment or disposal was arranged by the Company or its predecessors. Any substantial liability for environmental damage incurred by the Company could have a material adverse effect on the Company's financial condition, results of operations or cash flows. As of December 31, 2005, the Company is not aware of any significant environmental liabilities.

Legal Proceedings

The Company's subsidiary, Rhino Solid Waste, Inc., owns undeveloped property in Chaparral, New Mexico, for which it sought a permit to operate a municipal solid waste landfill.  After a public hearing, the New Mexico Environment Department approved the permit for the facility on January 30, 2002.  Colonias Development Council, or CDC, a nonprofit organization, opposed the permit at the public hearing and appealed the Department's decision to the Court of Appeals of New Mexico, primarily on the grounds that the Department failed to consider the social impact of the landfill on the community of Chaparral, and failed to consider regional planning issues.  In Colonias Dev. Council v. Rhino Envtl. Servs. (In re Rhino Envtl. Servs.), 134 N.M. 637, 640 (N.M. Ct. App., 2003), the Court of Appeals affirmed the Department's decision to grant the landfill permit.  CDC then appealed that decision to the Supreme Court of the state of New Mexico.  On July 18, 2005, the Supreme Court reversed the Court of Appeals' decision, and remanded the matter back to the Department to conduct a limited public hearing on certain evidence CDC claims was wrongfully excluded from consideration by the hearing officer, and to allow the Department to reconsider the evidence already proffered concerning the impact of the landfill on the surrounding community's quality of life.  At December 31, 2005, the Company had $8,083 of capitalized expenditures related to this landfill development project.  If the Company is not ultimately issued a permit to operate the municipal solid waste landfill, the Company will be required to expense in a future period the $8,083 of capitalized expenditures, less the recoverable value of the undeveloped property and other amounts recovered, which would likely have a material adverse effect on the Company's reported income for that period.

The Company recently opened a municipal solid waste landfill in Harper County, Kansas. This landfill has been opposed by a citizens' group calling itself "Tri-County Concerned Citizens" and others. The landfill opponents initially challenged the zoning permit for the property. The Kansas Court of Appeals upheld the zoning permit, and the landfill opponents' appeal to the Kansas Supreme Court was denied in December 2004. On September 2, 2005, the Kansas Department of Health and Environment ("KDHE") issued a final permit to operate the landfill and the Company began construction on the site. On October 3, 2005, landfill opponents filed a suit (Board of Commissioners of Sumner County, Kansas, Tri-County Concerned Citizens and Dalton Holland v. Roderick Bremby, Secretary of the Kansas Department of Health and Environment et. al) in the District Court of Shawnee County, Kansas (Case No. 05-C-1264), alleging that a site analysis prepared for the Company and submitted to the Department as part of the process leading to the issuance of the permit was deficient in several respects. The action seeks to stay the effectiveness of the permit and to nullify it. The Company has intervened in this case. On November 26, 2005, counsel for Tri-County Concerned Citizens, Inc. and Dalton Holland filed a notice of intent to sue under the Clean Water Act with respect to the landfill, alleging that the U.S. Army Corps of Engineers' determination that no jurisdictional wetlands would be impacted by the landfill was erroneous, arbitrary, capricious and unsupported by substantial evidence. The letter also alleges that the Company is in violation of the Company's general permit under the National Pollutant Discharge Elimination System program for storm water. The letter is a pre-requisite to the complaining parties' filing a suit against the Company under the Clean Water Act. On December 23, 2005, counsel for these same parties wrote a letter to the Secretary of the KDHE alleging that the Company is in violation of its permit for allegedly not having submitted to the KDHE certain information contained in the report of a consultant commissioned by the landfill opponents. At December 31, 2005, the Company had $8,896 of capitalized expenditures related to this landfill development project. While the Company believes that it will prevail with respect to all the matters described, if the final permit is nullified for any reason, the Company would likely appeal the decision or take steps to have the permit re-instated. If the Company is not successful in doing so, however, it will be required to expense in a future period the $8,896 of capitalized expenditures, less the recoverable value of the undeveloped property and other amounts recovered, which would likely have a material adverse effect on the Company's reported income for that period.

Resourceful Environmental Services, Inc. ("RES") filed a complaint alleging that Waste Connections, Inc. and Waste Connections of Mississippi, LLC misrepresented their intention concerning the potential purchase of RES (Resourceful Environmental Services, Inc. v. Waste Connections et al, Circuit Court of Tippah County, Mississippi, filed December 31, 2002, Case No. T-02-308).  The Company acquired Liberty Waste in October 2001.  WCI considered acquiring RES, a company Liberty Waste had considered purchasing, and ultimately WCI decided not to buy the company.  RES's complaint alleges misrepresentation and conspiracy based on alleged oral assurances that the acquisition would go forward. A trial is scheduled for May 15, 2006.  Plaintiff is seeking compensatory damages of $400, and punitive damages of $50,000.  The Company believes that this case is without merit.  The Company has not established a reserve for this case, and it has no insurance coverage in the event of recovery by the plaintiff.  An adverse determination in this case, coupled with a significant damage award to the plaintiff, could have an adverse effect on the Company's reported income in the period incurred.

The Company is a party to various claims and suits pending for alleged damages to persons and property and alleged liabilities occurring during the normal operations of the solid waste management business. In the case of Karen Colleran, Conservator of the Estate of Robert Rooney v. Waste Connections of Nebraska, Inc., which was filed in the District Court of Valley County, Nebraska, on October 31, 2003, the plaintiff seeks recovery for damages allegedly suffered by Father Robert Rooney when the bicycle he was riding collided with one of the Company's garbage trucks. The case was tried before a jury and a verdict finding no liability on the Company's part was reached on February 10, 2006.

In the case of Cristobal Lozoya v. Waste Connections of Oklahoma, Inc. et al., which was filed in the District Court of Oklahoma County, Oklahoma, on September 27, 2004, the plaintiff seeks recovery for injuries he suffered in an accident at the Company's Oklahoma City landfill. The defendants are Waste Connections of Oklahoma, the individual operator of the equipment involved in the accident, and a personnel agency that employed the operator. The plaintiff has alleged that the defendants' actions and/or omissions constituted gross negligence and a reckless disregard for the rights and safety of others, thereby entitling plaintiff to punitive damages in an unspecified amount. The Company intends to defend this action vigorously and to seek contribution for any damage award from the personnel agency. The case is in discovery. If the case proceeds to trial and punitive damages are awarded, they would not be covered by insurance. The Company has not accrued any potential loss for punitive damages as of December 31, 2005; however, an adverse outcome in this case coupled with a significant award to the plaintiff could have a material adverse effect on the Company's reported income in the period incurred.

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

In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business. Except as noted in the legal cases described above, as of December 31, 2005, there is no current proceeding or litigation involving the Company that the Company believes will have a material adverse impact on its business, financial condition, results of operations or cash flows.

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

Employees

At December 31, 2005, the Company employed 4,104 full-time employees, of which 364, or 9% of its workforce, are employed under collective bargaining agreements primarily with the Teamsters Union. These employees are subject to labor agreements that are subject to renegotiation periodically. The Company has 298 employees, or 7% of its workforce, who work under collective bargaining agreements that are set to expire in June 2006. The Company does not expect any significant disruption in its business in 2006 as a result of labor negotiations, employee strikes or organizational efforts.

11. STOCKHOLDERS' EQUITY

Stock Split

On May 26, 2004, the Company announced that its Board of Directors had declared a three-for-two stock split of its common stock, in the form of a 50% stock dividend to stockholders of record on June 10, 2004. Shares resulting from the split were distributed on June 24, 2004 (payment date). Shares, share price, per share amounts, common stock at par value and capital in excess of par value have been restated to reflect the effect of the stock split for all periods presented in this Form 10-K. As a result of the stock split, fractional shares equal to 837 whole shares were repurchased for $23.

Share Repurchase Program

On May 3, 2004, the Company announced that its Board of Directors had authorized a common stock repurchase program for the repurchase of up to $200,000 of common stock over a two-year period. On July 25, 2005, the Company announced that its Board of Directors authorized a $100,000 increase to its existing $200,000 common stock repurchase program. The Board also extended the program's term through March 31, 2007 from its existing term end of May 2, 2006. Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management's discretion. The timing and amounts of any repurchases will depend on many factors, including the Company's capital structure, the market price of the common stock and overall market conditions. As of December 31, 2005, the Company held 106,600 shares of treasury stock at a cost of $3,672. These shares were retired in January 2006. As of December 31, 2005, the Company had repurchased 5,761,805 shares of its common stock at a cost of $186,742, of which $177,814 were purchased under the approved program.

Common Stock

Of the 54,075,314 shares of common stock authorized but unissued as of December 31, 2005, the following shares were reserved for issuance:

     Stock option plans                                    8,546,677
     2022 Floating Rate Convertible Subordinated Notes     5,424,668
     Consultant Incentive Plan                               233,915
     Stock purchase warrants                                  10,749
     2002 Restricted stock plan                               81,479
                                                         ------------
                                                          14,297,488
                                                         ============

Restricted Stock

During 2002, the Company's Board of Directors adopted the 2002 Restricted Stock Plan in which selected employees, other than officers and directors, may participate. Restricted stock awards under the 2002 Restricted Stock Plan may or may not require a cash payment from a participant to whom an award is made. The awards become free of the stated restrictions over periods determined at the date of the grant, subject to continuing employment, the achievement of particular performance goals and/or the satisfaction of certain vesting provisions applicable to each award of shares. The Board of Directors currently administers the 2002 Restricted Stock Plan. The Board of Directors authorizes the grant of any stock awards and determines the employees to whom shares are awarded, number of shares to be awarded, award period and other terms and conditions of the awards. Unvested shares of restricted stock may be forfeited and revert to the Company if a plan participant resigns from Waste Connections and its subsidiaries, is terminated for cause or violates the terms of any noncompetition or nonsolicitation agreements to which that plan participant is bound (if such plan participant has been terminated without cause). A total of 142,500 shares were reserved for issuance under the 2002 Restricted Stock Plan. During the years ended December 31, 2003, 2004 and 2005, the Company issued 1,950, 89,927 and 10,750 shares of restricted stock, with grant-date fair values of $24.42, $24.93 and $33.01 per share, respectively, to selected employees under the 2002 Restricted Stock Plan. The total fair value of the issued restricted stock under the 2002 Restricted Stock Plan was $48, $2,242 and $355 for the years ended December 31, 2003, 2004 and 2005, respectively, and is being amortized ratably to expense over the three-year restriction period. During 2003, 7,463 shares of the restricted stock granted in 2002 became free of restrictions. During 2004, 7,394 shares of restricted stock granted in 2002 and 2003 became free of restrictions. During 2005, 29,923 shares of the restricted stock granted in 2002, 2003, and 2004 became free of restrictions.

Stock Options

In 1997, the Company's Board of Directors adopted the 1997 Stock Option Plan in which all officers, employees, directors and consultants may participate. Options granted under the 1997 Stock Option Plan may either be incentive stock options or nonqualified stock options, generally have a term of 10 years from the date of grant, and will vest over periods determined at the date of grant. The exercise prices of the options are determined by the Company's Board of Directors and will be at least 100% or 110% of the fair market value of the Company's common stock on the date of grant as provided for in the 1997 Stock Option Plan. The 1997 Stock Option Plan provides for the reservation of common stock for issuance thereunder equal to 5,250,000 shares. As of December 31, 2005, options for 53,746 shares of common stock were available for future grants under the 1997 Stock Option Plan.

In 2002, the Company's Board of Directors authorized two additional equity-based compensation plans: the 2002 Stock Option Plan and 2002 Senior Management Equity Incentive Plan. A total of 3,750,000 shares of the Company's common stock were reserved for future issuance under the 2002 Stock Option Plan. Participation in the 2002 Stock Option Plan is limited to consultants and employees, other than officers and directors. Options granted under the 2002 Stock Option Plan are nonqualified stock options and have a term of no longer than 10 years from the date they are granted. Options generally become exercisable in installments pursuant to a vesting schedule set forth in each option agreement. The Board of Directors authorizes the granting of options and determines the employees and consultants to whom options are to be granted, the number of shares subject to each option, the exercise price, option term, vesting schedule and other terms and conditions of the options. A total of 4,500,000 shares of the Company's common stock were reserved for future issuance under the 2002 Senior Management Equity Incentive Plan. The Company's stockholders approved the 2002 Senior Management Equity Incentive Plan on May 16, 2002. Participation in the 2002 Senior Management Equity Incentive Plan is limited to officers and directors of the Company and its subsidiaries. Options granted under the 2002 Senior Management Equity Incentive Plan may be either incentive stock options or non-qualified stock options. As of December 31, 2005, options for 115,620 and 1,357,610 shares of common stock were available for future grants under the 2002 Stock Option Plan and 2002 Senior Management Equity Incentive Plan, respectively.

In 2004, the Company's Board of Directors authorized the 2004 Equity Incentive Plan. A total of 2,250,000 shares of the Company's common stock were reserved for future issuance under the 2004 Equity Incentive Plan, of which 450,000 may be used for the future issuance of restricted stock or restricted stock units. Participation in the 2004 Equity Incentive Plan is limited to consultants and employees, including officers and directors. Options granted under the 2004 Equity Incentive Plan are nonqualified stock options and have a term of no longer than five years from the date they are granted. Restricted stock, restricted stock units, and options generally become exercisable in installments pursuant to a vesting schedule set forth in each option or restricted stock agreement. The Board of Directors authorizes the granting of options, restricted stock and restricted stock units, and determines the employees and consultants to whom options, restricted stock, and restricted stock units are to be granted, the number of shares subject to each option, restricted stock, or restricted stock unit, the exercise price, term, vesting schedule and other terms and conditions of the options, restricted stock, or restricted stock units. As of December 31, 2005, the Company issued 43,500 units of restricted stock, with a weighted average grant date fair value of $35.70, to selected employees under the 2004 Equity Incentive Plan. The total fair value of the restricted stock units was $1,553 and is being amortized ratably to expense over a weighted average period of 5.7 years.

On October 27, 2005, the Company's Board of Directors accelerated the vesting of outstanding options previously awarded to employees. As a result of the accelerated vesting of stock options in advance of the effective date of Statement of Financial Accounting Standards (SFAS) No. 123R, "Share Based Payment," the Company incurred a non-cash charge of approximately $1,617 ($1,021 net of taxes), which was based upon the in-the- money value at the time of acceleration associated only with an estimated number of options that might have been forfeited unexercisable pursuant to their original terms, absent acceleration. The acceleration will help improve the comparability of financial results in future periods.

As of December 31, 2003, 2004, and 2005, a total of 1,410,551, 1,226,284 and 5,482,934 options to purchase common stock were exercisable under all stock option plans, respectively.

A summary of the Company's stock option activity and related information for the years ended December 31, 2003, 2004 and 2005 is presented below:

                                                              Weighted
                                              Number of        Average
                                           Shares (Options) Exercise Price
                                           ---------------  -------------
Outstanding as of December 31, 2002             4,055,441  $       15.86
Granted                                         2,465,625          21.80
Forfeited                                        (169,599)         19.20
Exercised                                        (915,875)         13.40
                                           ---------------
Outstanding as of December 31, 2003             5,435,592          18.86
Granted                                         2,351,454          25.06
Forfeited                                        (215,129)         21.55
Exercised                                      (2,112,621)         17.37
                                           ---------------
Outstanding as of December 31, 2004             5,459,296          22.01
Granted                                         1,670,125          33.11
Forfeited                                        (254,500)         24.58
Exercised                                      (1,391,987)         20.63
                                           ---------------
Outstanding as of December 31, 2005             5,482,934          25.62
                                           ===============

The following table summarizes information about stock options outstanding as of December 31, 2005:

                           Options Outstanding           Options Exercisable
                    ---------------------------------- -----------------------
                                             Weighted
                                             Average
                                  Weighted  Remaining                Weighted
                                  Average   Contractual              Average
                                  Exercise     Life                  Exercise
Exercise Price        Shares       Price    (in years)   Shares       Price
------------------- -----------  ---------- ---------- -----------  ----------
$7.00 to 14.00          19,374  $     8.07        3.9      19,374  $     8.07
$14.01 to 22.00      1,870,324       20.04        6.7   1,870,324       20.04
$22.01 to 30.00      1,952,015       24.84        8.0   1,952,015       24.84
$30.01 to 39.00      1,641,221       33.12        9.2   1,641,221       33.12
                    -----------                        -----------
                     5,482,934       25.62        7.9   5,482,934       25.62
                    ===========                        ===========

Stock Purchase Warrants

In 2002, the Company's Board of Directors authorized the 2002 Consultant Incentive Plan (the "Consultant Incentive Plan"), under which warrants to purchase the Company's common stock may be issued to certain consultants to the Company. Warrants awarded under the Consultant Incentive Plan are subject to a vesting schedule set forth in each warrant agreement. Historically, warrants issued have been fully vested and exercisable at the date of grant. The Board of Directors authorizes the issuance of warrants and determines the consultants to whom warrants are to be issued, the number of shares subject to each warrant, the purchase price, exercise date and period, warrant term and other terms and conditions of the warrants. The Board reserved 300,000 shares of the Company's common stock for future issuance under the Consultant Incentive Plan. The Company issued 48,685 and 14,800 warrants under the Consultant Incentive Plan during the years ended December 31, 2004 and 2005, respectively.

The following table summarizes information about warrants outstanding as of December 31, 2004 and 2005:

                                       Grant       Warrants      Exercise     Fair Value  Outstanding at December 31,
                                        Date        Issued        Price       of Warrants    2004         2005
                                   --------------  ---------  --------------  ----------  -----------  -----------
Warrants issued in connection
  with an acquisition              February 1998    300,000  $         2.67  $      954        9,999        9,999
Warrants issued to third-party
  consultants                      Throughout 2002   96,915   17.35 to 24.67        577       76,350          750
Warrants issued to third-party
  consultants                      Throughout 2003   61,500   19.47 to 24.55        173       55,500          750
Warrants issued to employees       Throughout 2003      900   22.44 to 23.33         17          900           --
Warrants issued to third-party
  consultants                      Throughout 2004   43,050   23.25 to 27.37        223       43,050       34,800
Warrants issued to employees       Throughout 2004    5,635   22.23 to 29.35         27        5,635           --
Warrants issued to third-party
  consultants                      Throughout 2005   14,800   29.62 to 37.87        136           --       14,800
                                                                                          -----------  -----------
                                                                                             191,434       61,099
                                                                                          ===========  ===========

The warrants are exercisable when granted and expire between 2007 and 2010.

Warrants issued to employees and third-party consultants are valued using the Black-Scholes pricing model with assumed stock price volatility and risk-free interest rates similar to those used for stock options, and with an expected life of five years. Warrants issued to third-party consultants are recorded as an element of the related cost of acquisitions or landfill development projects, based on the services provided by the consultant. Warrants issued to employees are charged to expense.

12. COMPREHENSIVE INCOME

Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-stockholder sources. The components of other comprehensive income (loss) and related tax effects for the years ended December 31, 2003, 2004 and 2005 are as follows:

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
                                                    =========  =========  =========

                                                      Year Ended December 31, 2005
                                                    -------------------------------
                                                      Gross    Tax effect Net of tax
                                                    ---------  ---------  ---------
Amounts reclassified into earnings                 $  (1,904) $     708  $  (1,196)
Changes in fair value of interest rate swaps           5,194     (1,916)     3,278
                                                    ---------  ---------  ---------
                                                   $   3,290  $  (1,208) $   2,082
                                                    =========  =========  =========

The estimated net amount of the existing unrealized gains as of December 31, 2005 (based on the interest rate yield curve at that date) included in accumulated other comprehensive income expected to be reclassified into pre-tax earnings within the next 12 months is $5,541. The timing of actual amounts reclassified into earnings is dependent on future movements in interest rates.

13. INCOME TAXES

The provision for income taxes before discontinued operations and the cumulative effect of the change in accounting principle for the years ended December 31, 2003, 2004 and 2005 consists of the following:

                                                            Years Ended December 31,
                                                         -------------------------------
                                                           2003       2004       2005
                                                         ---------  ---------  ---------
Current:
    Federal                                             $   8,334  $  13,886  $  45,333
    State                                                   1,112      1,448      3,182
Deferred:
    Federal                                                26,844     25,484       (761)
    State                                                   1,109      1,082        (31)
                                                         ---------  ---------  ---------
Provision before discontinued operations and
  cumulative effect of change in accounting principle   $  37,399  $  41,900  $  47,723

Discontinued operations                                       294        351        343
Cumulative effect of change in accounting principle          (166)        --         --
                                                         ---------  ---------  ---------
                                                        $  37,527  $  42,251  $  48,066
                                                         =========  =========  =========

Significant components of deferred income tax assets and liabilities are as follows as of December 31, 2004 and 2005:

                                                      2004       2005
                                                    ---------  ---------
Deferred income tax assets:
    Accounts receivable reserves                   $     919  $   1,046
    Accrued expenses                                     936      6,132
    Self insurance reserve                                --      3,471
    Net operating losses from acquired subsidiaries    1,961        946
    Stock options                                         --        493
    Other                                              1,617      1,384
                                                    ---------  ---------
Gross deferred income tax assets:                      5,433     13,472
Less: Valuation allowance                                 --         --
                                                    ---------  ---------
Net deferred income tax assets                         5,433     13,472

Deferred income tax liabilities:
    Amortization                                     (41,930)   (54,835)
    Depreciation                                    (104,913)  (119,853)
    Other                                             (1,153)    (1,509)
    Interest rate swap                                    --     (2,911)
    Prepaid expenses                                  (4,308)    (4,386)
                                                    ---------  ---------
Total deferred income tax liabilities               (152,304)  (183,494)
                                                    ---------  ---------
Net deferred income tax liability                  $(146,871) $(170,022)
                                                    =========  =========

During the years ended December 31, 2004 and 2005, the Company reduced its taxes payable by $8,195 and $7,338, respectively, as a result of the exercise of non-qualified stock options and the disqualifying disposition of incentive stock options. These amounts were recorded in additional paid-in capital.

The differences between the Company's provision for income taxes as presented in the accompanying statements of operations and benefit for income taxes computed at the federal statutory rate consist of the items shown in the following table as a percentage of pre-tax income:

                                                Years Ended December 31,
                                             -------------------------------
                                               2003       2004       2005
                                             ---------  ---------  ---------
Income tax provision at the statutory rate       35.0%     35.0%     35.0%
State taxes, net of federal benefit               1.1        1.2        1.3
Other                                             0.2        0.5       (0.1)
                                             ---------  ---------  ---------
                                                 36.3%     36.7%     36.2%
                                             =========  =========  =========

At December 31, 2005, the Company had approximately $2,379 of federal net operating loss ("NOL") carryforwards and approximately $136 of state NOL carryforwards. During each of the two years ended December 31, 2004 and 2005, the Company utilized $2,746 of net operating losses to reduce current tax expense by $1,016. In 2005, the federal and state NOL carryforwards have expiration dates through 2022. While the Company expects to realize the deferred tax assets, changes in estimates of future taxable income or in tax laws may alter this expectation.

14. NET INCOME PER SHARE INFORMATION

The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income per share for the years ended December 31, 2003, 2004 and 2005:

                                                                        Years Ended December 31,
                                                                  -------------------------------------
                                                                     2003         2004         2005
                                                                  -----------  -----------  -----------
Numerator:
Net income for basic earnings per share                          $    65,596  $    72,271  $    83,943
Interest expense on 2006 Convertible Subordinated Notes,
   net of tax effects                                                  5,902        1,706           --
                                                                  -----------  -----------  -----------
Net income for diluted earnings per share                        $    71,498  $    73,977  $    83,943
                                                                  ===========  ===========  ===========
Denominator:
Basic shares outstanding                                          42,490,944   46,581,441   46,700,649
Dilutive effect of 2006 Convertible Subordinated Notes             5,917,163    1,706,874           --
Dilutive effect of 2022 Convertible Subordinated Notes                    --       20,525      389,754
Dilutive effect of stock options and warrants                        893,832    1,133,374    1,091,993
Dilutive effect of restricted stock                                    5,539       28,003       28,905
                                                                  -----------  -----------  -----------
Diluted shares outstanding                                        49,307,478   49,470,217   48,211,301
                                                                  ===========  ===========  ===========

The Company's 2006 Convertible Subordinated Notes were convertible at any time at the option of the holders into a total of 5,917,163 shares of common stock. These shares were included in the computation of diluted net income per share in each of the years ended December 31, 2003 and 2004, until they were converted in April 2004 (see Note 9). The Company's 2022 Floating Rate Convertible Subordinated Notes are convertible into 5,424,668 shares of common stock in accordance with the provisions listed in Note 9 to these consolidated financial statements. These shares have not been included in the computation of diluted net income per share for the year ended December 31, 2003 because none of the provisions that would result in conversion of the notes into common stock occurred during 2003. As discussed in Note 9, the Floating Rate Convertible Subordinated Notes due 2022 were exchanged in 2004 and now require (subject to certain exceptions) payment of the principal value in cash and net share settle of the conversion value in excess of the principal value of the notes upon conversion. In accordance with EITF 04-8, the Company has included the dilutive effect of the conversion value in excess of the principal value of the notes.

Additionally, as of December 31, 2004 and 2005, the following stock options and warrants were not included in the computation of diluted net income per share because to do so would have been antidilutive:

                              December 31, 2004              December 31, 2005
                         -----------------------------  ---------------------------
                         Number of       Exercise       Number of      Exercise
                          Shares       Price Range       Shares      Price Range
                         ---------  ------------------  ---------  ----------------
Outstanding options        32,750   $29.02 to $33.93      67,500   $34.87 to $38.06
Outstanding warrants          235             $29.35       3,500   $37.17 to $37.87
                         ---------                      ---------
                           32,985                         71,000
                         =========                      =========

15. EMPLOYEE BENEFIT PLANS

WCI has a voluntary savings and investment plan (the "WCI 401(k) Plan"). The WCI 401(k) Plan is available to all eligible, non-union employees of WCI. Under the WCI 401(k) Plan, WCI's contributions were 50% of the first 5% of the participating employee's base salary contributed in December 31, 2004 and 2005. The Murrey Companies, wholly-owned subsidiaries of the Company, have a voluntary savings and investment plan (the "Murrey 401(k) Plan"). The Murrey 401(k) Plan is available to all eligible, non-union employees of the Murrey Companies. Under the Murrey 401(k) Plan, the Murrey Companies' contributions are at the discretion of management. During the years ended December 31, 2003, 2004 and 2005, total employer contributions for the WCI and Murrey 401(k) plans was approximately $1,942, $2,783 and $3,203, respectively.

Effective for compensation paid on and after July 1, 2004, the Company established a Deferred Compensation Plan for eligible employees (the "Deferred Compensation Plan"). The Deferred Compensation Plan is a non-qualified deferred compensation program under which the eligible participants, including officers and certain employees who meet a minimum salary threshold, may voluntarily elect to defer up to 80% of their base salaries, up to 100% of their bonuses and commissions and 100% of income from restricted stock vesting. Members of the Company's Board of Directors are eligible to participate in the Deferred Compensation Plan with respect to their Director fees. Although the Company periodically contributes the amount of its obligation under the plan to a trust on the benefit of the participants, the amounts of any compensation deferred under the Plan constitute an unsecured obligation of the Company to pay the participants in the future and, as such, are subject to the claims of other creditors in the event of insolvency proceedings. Participants may elect certain future distribution dates on which all or a portion of their accounts will be paid to them in cash, including in the case of a change in control of the Company. In addition to the amount of their contributions, the Company will pay participants a return based on the returns of various mutual funds or measurement funds selected by the participants. The measurement funds are used only to determine the amount of return the Company pays to participants and participant funds are not actually invested in the measurement fund. The total liability for deferred compensation at December 31, 2004 and 2005 was $226 and $898, respectively.

16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes the unaudited consolidated quarterly results of operations as reported and restated for 2004:

                                                          First      Second      Third      Fourth
                                                         Quarter     Quarter    Quarter     Quarter
                                                        ---------   ---------  ---------   ---------
Revenues:
    2004 as reported                                  $  145,964  $  157,322  $ 162,420  $  163,657
    2004 as restated                                  $  144,824  $  156,050  $ 161,175  $  162,495
Gross profit:
    2004 as reported                                  $   63,371  $   68,714  $  72,592  $   65,144
    2004 as restated                                  $   63,282  $   68,581  $  72,492  $   65,288
Income from continuing operations:
    2004 as reported                                  $   16,238  $   19,099  $  22,561  $   14,612
    2004 as restated                                  $   16,399  $   19,292  $  22,696  $   14,971
Income (loss) on discontinued operations, net of tax:
    2004 as reported                                  $      (36) $       72  $    (110) $     (165)
    2004 as restated                                  $     (197) $     (121) $    (245) $     (524)
Net income:
    2004 as reported                                  $   16,202  $   19,171  $  22,451  $   14,447
    2004 as restated                                  $   16,202  $   19,171  $  22,451  $   14,447
Basic income per common share:
    Before discontinued operations
    2004 as reported                                  $     0.38  $     0.40  $    0.47  $     0.31
    2004 as restated                                  $     0.38  $     0.41  $    0.48  $     0.31
    Net income per common share:
    2004 as reported                                  $     0.37  $     0.40  $    0.47  $     0.30
    2004 as restated                                  $     0.37  $     0.40  $    0.47  $     0.30
Diluted income per common share:
    Before discontinued operations
    2004 as reported                                  $     0.35  $     0.39  $    0.46  $     0.30
    2004 as restated                                  $     0.36  $     0.39  $    0.46  $     0.31
    Net income per common share:
    2004 as reported                                  $     0.35  $     0.39  $    0.46  $     0.30
    2004 as restated                                  $     0.35  $     0.39  $    0.46  $     0.29

The table above restates all periods presented for the effect of the discontinued operations in 2004 (see Note 3).

The following table summarizes the unaudited consolidated quarterly results of operations as reported and restated for 2005:

                                                          First      Second      Third      Fourth
                                                         Quarter     Quarter    Quarter     Quarter
                                                        ---------   ---------  ---------   ---------
Revenues:
    2005 as reported                                  $  165,517  $  180,265  $ 188,745  $  188,445
    2005 as restated                                  $  164,444  $    N/A    $   N/A    $    N/A
Gross profit:
    2005 as reported                                  $   70,232  $   76,649  $  80,696  $   77,377
    2005 as restated                                  $   70,294  $    N/A    $   N/A    $    N/A
Income from continuing operations:
    2005 as reported                                  $   19,359  $   21,786  $  24,475  $   18,701
    2005 as restated                                  $   19,560  $    N/A    $   N/A    $    N/A
Income (loss) on discontinued operations, net of tax:
    2005 as reported                                  $       --  $     (378) $      --  $       --
    2005 as restated                                  $     (201) $    N/A    $   N/A    $    N/A
Net income:
    2005 as reported                                  $   19,359  $   21,408  $  24,475  $   18,701
    2005 as restated                                  $   19,359  $    N/A    $   N/A    $    N/A
Basic income per common share:
    Before discontinued operations
    2005 as reported                                  $     0.41  $     0.47  $    0.53  $     0.41
    2005 as restated                                  $     0.41  $    N/A    $   N/A    $    N/A
    Net income per common share:
    2005 as reported                                  $     0.41  $     0.46  $    0.53  $     0.41
    2005 as restated                                  $     0.41  $    N/A    $   N/A    $    N/A
Diluted income per common share:
    Before discontinued operations
    2005 as reported                                  $     0.40  $     0.45  $    0.51  $     0.40
    2005 as restated                                  $     0.40  $    N/A    $   N/A    $    N/A
    Net income per common share:
    2005 as reported                                  $     0.40  $     0.44  $    0.51  $     0.40
    2005 as restated                                  $     0.40  $    N/A    $   N/A    $    N/A

The table above restates all periods presented for the effect of the discontinued operations in 2005 (see Note 3).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a- 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2005, at the reasonable assurance level such that information required to be disclosed in our Exchange Act reports (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. This process includes policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and any dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles; (3) provide reasonable assurance that receipts and expenditures of ours are being made only in accordance with authorizations of our management; and (4) provide reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material affect on our financial statements would be prevented or timely detected.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our internal control over financial reporting as of December 31, 2005. In conducting our evaluation, we used the framework set forth in the report titled "Internal Control - Integrated Framework" published by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. We have excluded one acquisition from the scope of management's evaluation, Mountain Jack Environmental Services, Inc., which was acquired in a purchase business combination in September 2005. Mountain Jack Environmental Services, Inc.'s total assets and total revenues represent approximately 4.3% of our total assets and less than 1% of our total revenues, respectively, as of and for the year ended December 31, 2005. Based on the results of our evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in its report which appears in Item 8 of this Annual Report of Form 10-K.

Changes in Internal Control Over Financial Reporting

Based on an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, there has been no material change to our internal control over financial reporting that occurred during the three month period ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except as set forth above in Part I under "Executive Officers of the Registrant" and in the paragraph below, the information required by Item 10 has been omitted from this report, and is incorporated by reference to the section "Election of Directors" in our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, which we will file with the Commission pursuant to Regulation 14A within 120 days after the end of our 2005 fiscal year.

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

ITEMS 11, 12, 13 and 14.

The information required by Items 11 through 14 of Part III has been omitted from this report, and is incorporated by reference to the sections "Executive Compensation," "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," "Certain Relationships and Related Transactions" and "Principal Accounting Fees and Services" in our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) See Index to Consolidated Financial Statements on page 40. The following Financial Statement Schedule is filed herewith on page 86 and made a part of this Report:

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

Waste Connections, Inc.

By: /s/ Ronald J. Mittelstaedt

Ronald J. Mittelstaedt

Chief Executive Officer and Chairman

Date: March 2, 2006

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ronald J. Mittelstaedt and Worthing F. Jackman, jointly and severally, his true and lawful attorneys-in- fact, each with the power of substitution, for him in any and all capacities to sign any amendments to this Annual Report on Form 10-K, and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signature	Title	Date

/s/ Ronald J. Mittelstaedt	Chief Executive Officer and Chairman
Ronald J. Mittelstaedt	(principal executive officer)	March 2, 2006

/s/ Worthing F. Jackman	Executive Vice President and Chief Financial Officer
Worthing F. Jackman	(principal financial officer)	March 2, 2006

/s/ David G. Eddie	Vice President - Corporate Controller
David G. Eddie	(principal accounting officer)	March 2, 2006

/s/ Eugene V. Dupreau	Director and Regional Vice President - Western
Eugene V. Dupreau	Region	March 2, 2006

/s/ Michael W. Harlan
Michael W. Harlan	Director	March 2, 2006

/s/ William J. Razzouk
William J. Razzouk	Director	March 2, 2006

/s/ Robert H. Davis
Robert H. Davis	Director	March 2, 2006

WASTE CONNECTIONS, INC.

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2003, 2004 and 2005

(in thousands)

                                                           Additions
                                                     ------------------------   Deductions
                                        Balance at   Charged to   Charged to   (Write-offs,  Balance at
                                       Beginning of   Costs and      Other        Net of       End of
             Description                   Year       Expenses     Accounts    Collections)     Year
-------------------------------------  ------------  -----------  -----------  ------------  ----------
Deducted from asset accounts:
Allowance for Doubtful Accounts:
    Year Ended December 31, 2003      $      2,509  $     2,792   $       --  $     (2,731) $    2,570
    Year Ended December 31, 2004             2,570        2,930           --        (3,086)      2,414
    Year Ended December 31, 2005             2,414        3,220           --        (2,808)      2,826

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
3.1 (o)	Amended and Restated Certificate of Incorporation of the Registrant, in effect as of the date hereof
3.2 (p)	Amended and Restated Bylaws of the Registrant, in effect as of the date hereof
4.1 (a)	Form of Common Stock Certificate
4.2 (g)	Form of Note for the Registrant's Floating Rate Convertible Subordinated Notes Due 2022
4.3 (g) (+)	Indenture between the Registrant, as Issuer, and State Street Bank and Trust Company of California, N.A., as Trustee, dated as of April 30, 2002
4.4 (q)	Note No. 1 for the Registrant's new Floating Rate Convertible Subordinated Notes Due 2022
4.5 (q) (+)	Indenture between the Registrant, as Issuer, and U.S. Bank National Association, as Trustee, dated as of July 21, 2004
4.6 (q)	Note No. 2 for the Registrant's new Floating Rate Convertible Subordinated Notes due 2022
10.1 (c)	Second Amended and Restated 1997 Stock Option Plan
10.2 (a)	Form of Option Agreement
10.3 (a)	Form of Warrant Agreement
10.4 (a)	Form of Stock Purchase Agreement dated as of September 30, 1997
10.5 (d)	Second Amended Employment Agreement between the Registrant and Darrell Chambliss, dated as of June 1, 2000
10.6 (a)	Employment Agreement between the Registrant and Eugene V. Dupreau, dated as of February 23, 1998
10.7 (a)	Form of Indemnification Agreement entered into by the Registrant and each of its directors and officers
10.8 (b) (+)	Loan Agreement, dated as of June 1, 1998, between Madera Disposal Systems, Inc. and the California Pollution Control Financing Authority
10.9 (f)	Employment Agreement between the Registrant and James M. Little, dated as of September 13, 1999
10.10 (f)	Employment Agreement between the Registrant and Jerri L. Hunt, dated as of October 25, 1999
10.11 (r)	Employment Agreement between the Registrant and Eric O. Hansen, dated as of January 1, 2001
10.12 (h)	Employment Agreement between the Registrant and Kenneth O. Rose, dated as of May 1, 2002
10.13 (h)	Employment Agreement between the Registrant and Robert D. Evans, dated as of May 10, 2002
10.14 (i)	2002 Senior Management Equity Incentive Plan
10.15 (i)	2002 Stock Option Plan
10.16 (j)	2002 Restricted Stock Plan
10.17 (k)	Consultant Incentive Plan
10.18 (l)	Employment Agreement between the Registrant and Worthing F. Jackman, dated as of April 11, 2003
10.19 (m)	Second Amended and Restated Employment Agreement between the Registrant and Ronald J. Mittelstaedt, dated March 1, 2004
10.20 (o)	Nonqualified Deferred Compensation Plan, dated July 1, 2004
10.21 (o)	2004 Equity Incentive Plan, as amended and restated July 20, 2004
10.22 (p)	Second Amended and Restated Employment Agreement between the Registrant and Steven Bouck, dated as of October 1, 2004
10.23 (q)	Amended and Restated Revolving Credit and Term Loan Agreement, dated as of November 17, 2004
10.24 (r)	Second Amended and Restated Employment Agreement between the Registrant and Ronald J. Mittelstaedt, dated as of March 1, 2004 (and as amended March 22, 2005)
10.25 (r)	Compensation Plan for Independent Directors, dated March 1, 2005
10.26 (s)	Amendment No. 1 to the Amended and Restated Revolving Credit and Term Loan Agreement, dated as of June 30, 2005
10.27 (t)	First Amended and Restated Employment Agreement between the Registrant and David M. Hall, dated as of October 1, 2005
10.28 (t)	First Amended and Restated Employment Agreement between the Registrant and David Eddie, dated as of October 1, 2005
10.29 (u)	Amendment No. 2 to the Amended and Restated Revolving Credit and Term Loan Agreement, dated as of October 19, 2005
10.30 (v)	Amended and Restated Revolving Credit and Term Loan Agreement, dated as of January 12, 2006
12.1	Statement regarding Computation of Ratios
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)
23.2	Consent of Independent Registered Public Accounting Firm (filed herewith)
24.1	Power of Attorney (see signature page) of this Annual Report on Form 10-K and incorporated by reference herein
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certificate of Chief Executive Officer and Chief Financial Officer

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

(u) Incorporated by reference to the exhibit filed with the Registrant's Form 10-Q filed on October 27, 2005.

(v) Incorporated by reference to the exhibit filed with the Registrant's Form 8-K filed on January 17, 2006.

(+) Filed without exhibits and schedules (to be provided supplementally on request of the Commission).