Form 10-Q
period 2006-03-31
WASTE CONNECTIONS INC/DE
filed 2006-05-08
CIK 1057058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑        Accelerated filer ☐      Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

As of April 14, 2006:               44,528,546 shares of common stock

WASTE CONNECTIONS, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	December 31,	March 31,
ASSETS	2005	2006
Current assets:
Cash and equivalents	$7,514	$7,847
Accounts receivable, net of allowance for doubtful accounts of $2,826 and $2,395 at December 31, 2005 and March 31, 2006, respectively	94,438	89,313
Deferred tax assets	5,145	4,064
Prepaid expenses and other current assets	17,279	18,062
Total current assets	124,376	119,286

Property and equipment, net	700,508	705,367
Goodwill	723,120	725,139
Intangible assets, net	87,651	86,935
Restricted assets	13,888	14,305
Other assets, net	26,764	27,516
	$1,676,307	$1,678,548

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$54,795	$44,783
Book overdraft	8,869	7,186
Accrued liabilities	44,522	45,647
Deferred revenue	30,957	30,947
Current portion of long-term debt and notes payable	10,858	8,619
Total current liabilities	150,001	137,182

Long-term debt and notes payable	586,104	644,049
Other long-term liabilities	20,478	14,919
Deferred income taxes	175,167	178,995
Total liabilities	931,750	975,145

Commitments and contingencies
Minority interests	26,357	27,010

Stockholders' equity:
Preferred stock: $0.01 par value; 7,500,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.01 par value; 100,000,000 shares authorized; 45,924,686 and 44,455,746 shares issued and outstanding at December 31, 2005 and March 31, 2006, respectively	459	445
Additional paid-in capital	373,382	307,864
Deferred stock compensation	(2,234)	-
Treasury stock at cost, 106,600 shares outstanding at December 31, 2005	(3,672)	-
Retained earnings	345,308	361,031
Accumulated other comprehensive income	4,957	7,053
Total stockholders' equity	718,200	676,393
	$1,676,307	$1,678,548

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share and per share amounts)

	Three months ended March 31,
	2005	2006

Revenues	$164,444	$190,169

Operating expenses:
Cost of operations	94,150	113,063
Selling, general and administrative	17,140	19,801
Depreciation and amortization	14,612	18,232
Gain on disposal of assets	(121)	(82)
Operating income	38,663	39,155

Interest expense	(4,934)	(7,494)
Other income (expense), net	105	(3,993)
Income before income tax provision and minority interests	33,834	27,668

Minority interests	(2,687)	(2,711)
Income from continuing operations before income taxes	31,147	24,957

Income tax provision	(11,587)	(9,234)
Income from continuing operations	19,560	15,723

Loss on discontinued operations, net of tax (Note 3)	(201)	-
Net income	$19,359	$15,723

Basic earnings per common share:
Income from continuing operations	$0.41	$0.34
Discontinued operations	-	-
Net income per common share	$0.41	$0.34

Diluted earnings per common share:
Income from continuing operations principle	$0.40	$0.33
Discontinued operations	-	-
Net income per common share	$0.40	$0.33

Shares used in calculating basic income per share	47,486,402	45,669,545
Shares used in calculating diluted income per share	48,878,703	47,590,476

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
Three Months Ended March 31, 2006
(In thousands, except share amounts)
(Unaudited)

		STOCKHOLDERS’ EQUITY
		COMMON STOCK					TREASURY STOCK
	COMPREHENSIVE INCOME	Shares	Amounts	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE INCOME	DEFERRED STOCK COMPENSATION	Shares	Amounts	RETAINED EARNINGS	TOTAL
Balances as of December 31, 2005		45,924,686	$459	$373,382	$4,957	$(2,234)	(106,600)	$(3,672)	$345,308	$718,200
Vesting of restricted stock		19,522	-	-	-	-	-	-	-	-
Cancellation of unvested restricted stock		-	-	(372)	-	-	-	-	-	(372)
Stock-based compensation		-	-	618	-	-	-	-	-	618
Exercise of stock options and warrants		756,638	8	20,706	-	-	-	-	-	20,714
Repurchase of common stock		(2,245,100)	(22)	(84,236)	-	-	106,600	3,672	-	(80,586)
Cumulative change from adoption of accounting policy		-	-	(2,234)	-	2,234	-	-	-	-
Amounts reclassified into earnings, net of taxes		-	-	-	(780)	-	-	-	-	(780)
Change in fair value of interest rate swaps, net of taxes		-	-	-	2,876	-	-	-	-	2,876
Net income	$15,723	-	-	-	-	-	-	-	15,723	15,723
Other comprehensive income	3,327	-	-	-	-	-	-	-	-	-
Income tax effect of other comprehensive income	(1,231)	-	-	-	-	-	-	-	-	-
Comprehensive income	$17,819	-	-	-	-	-	-	-	-	-
Balances at March 31, 2006		44,455,746	$445	$307,864	$7,053	$-	-	$-	$361,031	$676,393

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three months ended March 31,
	2005	2006

Cash flows from operating activities:
Net income	$19,359	$15,723
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposal of assets	(121)	(82)
Depreciation	14,129	17,248
Amortization of intangibles	640	984
Deferred income taxes, net of acquisitions	(3,018)	3,679
Minority interests	2,687	2,711
Amortization of debt issuance costs	296	4,763
Stock-based compensation	255	618
Interest income on restricted assets	(70)	(141)
Closure and post-closure accretion	167	149
Tax benefit on the exercise of stock options	2,358	-
Excess tax benefit on the exercise of stock options	-	(3,353)
Net change in operating assets and liabilities, net of acquisitions	16,184	(4,443)
Net cash provided by operating activities	52,866	37,856

Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(6,719)	(3,755)
Capital expenditures for property and equipment	(14,315)	(19,966)
Proceeds from disposal of assets	647	171
Decrease (increase) in restricted assets, net of interest income	1,353	(276)
Increase in other assets	(264)	(392)
Net cash used in investing activities	(19,298)	(24,218)

Cash flows from financing activities:
Proceeds from long-term debt	37,032	229,964
Principal payments on notes payable and long-term debt	(26,485)	(173,349)
Change in book overdraft	(5,916)	(1,683)
Proceeds from option and warrant exercises	9,285	17,361
Excess tax benefit on the exercise of stock options	-	3,353
Distributions to minority interest holders	(2,401)	(2,058)
Payments for repurchase of common stock	(44,941)	(80,586)
Debt issuance costs	(31)	(6,307)
Net cash used in financing activities	(33,457)	(13,305)

Net increase in cash and equivalents	111	333
Cash and equivalents at beginning of period	3,610	7,514
Cash and equivalents at end of period	$3,721	$7,847

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

1. BASIS OF PRESENTATION AND SUMMARY

The accompanying condensed consolidated financial statements relate to Waste Connections, Inc. and its subsidiaries (“WCI” or “the Company”) as of March 31, 2006 and for the three month periods ended March 31, 2005 and 2006. The consolidated financial statements of the Company include the accounts of Waste Connections, Inc. and its wholly-owned and majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The Company’s condensed consolidated balance sheet as of March 31, 2006, the condensed consolidated statements of income for the three months ended March 31, 2005 and 2006, the condensed consolidated statements of stockholders’ equity and comprehensive income for the three months ended March 31, 2006, and the condensed consolidated statements of cash flows for the three months ended March 31, 2005 and 2006 are unaudited. In the opinion of management, such consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. The consolidated financial statements presented herein should be read in conjunction with the Company's 2005 annual report on Form 10-K.

In preparing the Company’s consolidated financial statements, several estimates and assumptions are made that affect the accounting for and recognition of assets, liabilities, revenues and expenses. These estimates and assumptions must be made because certain information that is used in the preparation of the Company’s consolidated financial statements is dependent on future events, cannot be calculated with a high degree of precision from data available or is not capable of being readily calculated based on generally accepted methodologies. In some cases, these estimates are particularly difficult to determine and the Company must exercise significant judgment. The estimates and the assumptions having the greatest amount of uncertainty, subjectivity and complexity are related to the Company’s accounting for landfills, self-insurance, allocation of acquisition purchase price and asset impairments. Another area that involves estimation is the amount of potential exposure the Company may have with respect to litigation, claims and assessments in accordance with SFAS No. 5, “Accounting for Contingencies.” Actual results for all estimates could differ materially from the estimates and assumptions that the Company uses in the preparation of its consolidated financial statements.

2. NEW ACCOUNTING STANDARDS

SFAS 153. In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 153, Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29 (“SFAS 153”). SFAS 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and amends APB No. 29 to eliminate the exception of nonmonetary exchanges of similar productive assets and replaces it with a general exception of exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in annual fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 on January 1, 2006 did not have a material impact on the Company’s financial position or results of operations.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

SFAS 154. In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”) which replaces APB Opinion No. 20, Accounting Changes (“APB 20”), and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Specifically, SFAS 154 requires “retrospective application” of the direct effect for a voluntary change in accounting principle to prior periods’ financial statements, if it is practicable to do so. SFAS 154 also strictly redefines the term “restatement” to mean the correction of an error by revising previously issued financial statements. SFAS 154 replaces APB 20, which requires that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. Unless adopted early, SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 on January 1, 2006 did not have a material impact on the Company’s financial position or results of operations.

3. DISCONTINUED OPERATIONS

In the second quarter of 2005, the Company disposed of a hauling operation in Utah and exited a landfill operating contract with a finite term in California. The three month period ending March 31, 2005 has been restated to present the results for these operations as discontinued operations.

The table below reflects the discontinued operations for the three months ended March 31, 2005, as follows:

Three months ended March 31, 2005

Revenues	$1,073
Operating expenses:
Cost of operations	1,135
Selling, general and administrative	99
Depreciation and amortization	159
Loss on disposal of assets and operations	-
Loss from operations of discontinued operations	(320)
Income tax benefit	119
Loss on discontinued operations	$(201)

4. STOCK-BASED COMPENSATION

Effective the beginning of the first quarter of 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) for its share-based compensation plans. The Company previously accounted for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations and disclosure requirements established by SFAS 123, Accounting for Stock-Based Compensation. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB 107”), relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

Under APB 25, no expense was recorded in the income statement for the Company’s stock options granted at fair market value. The pro forma effects on income for stock options were instead disclosed in a footnote to the financial statements. Expense was recorded in the income statement for restricted stock, restricted stock units, and stock options granted below fair market value on the date of grant.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

The Company adopted SFAS 123(R) using the modified prospective method. Under this method, all share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. Prior periods are not restated.

Consistent with prior years, the Company uses the Black-Scholes option pricing model which requires extensive use of accounting judgment and financial estimation, including estimates of the expected term option holders will retain their vested stock options before exercising them, the estimated volatility of the Company’s common stock price over the expected term, and the number of options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in the Condensed Consolidated Statements of Income.

Stock-based compensation expense recognized during the first quarter of 2006 totaled approximately $618 ($389 net of taxes), or approximately a $0.01 per share decrease to basic and diluted net income per common share and consisted of stock option, restricted stock unit and restricted stock expense. Stock option expense recognized as a result of adopting SFAS 123(R) was $91 for the three months ended March 31, 2006. During the fourth quarter of 2005, the Company accelerated the vesting of all unvested stock options. As a result, stock-based compensation in periods subsequent to the acceleration is significantly reduced. This expense was included in “Selling, general and administrative” expenses in the Condensed Consolidated Statements of Income. A contra-equity balance of $2,234 in “Deferred stock compensation” on the Condensed Consolidated Balance Sheet was reversed as a change in accounting policy upon the adoption of SFAS 123(R) to “Additional paid-in capital” as of January 1, 2006. The total compensation cost at March 31, 2006 related to unvested stock option, restricted stock unit and restricted stock awards was $13,608 and that future expense will be recognized over the expected life of the stock option, restricted stock unit and restricted stock awards which currently extends to 2011. The weighted average remaining vesting period of those awards is 2.5 years.

The total tax benefit from the exercise of stock options was approximately $3,353 during the first quarter of 2006. Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as an operating cash flow, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option. SFAS 123(R) requires the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair-value recognition provisions of SFAS 123 to stock options, restricted stock, and restricted stock units for periods prior to adoption of SFAS 123(R).

Three months ended March 31, 2005
Net income, as reported	$19,359
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	160
Deduct: total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,835)
Pro forma net income	$17,684
Earnings per share:
Basic - as reported	$0.41
Basic - pro forma	0.37
Diluted - as reported	0.40
Diluted - pro forma	0.36

The Company’s calculations of stock-based compensation expense for the three months ending March 31, 2005 and 2006 were made using the Black-Scholes option-pricing model. The fair value of the Company’s stock option grants was estimated assuming no expected dividend yield and the following weighted average assumptions for the three months ending March 31, 2005 and 2006, as follows:

	Three months ended March 31,
	2005	2006
Expected life	3 to 4 years	4 years
Risk-free interest rate	3.6% - 3.8%	4.6%
Expected volatility	20%	20%

Expected life is calculated based on the weighted average historical life of the vested stock options. Risk-free interest rate is based on the U.S. treasury yield curve for the period of the expected life of the stock option for the three month periods ending March 31, 2005 and 2006. Expected volatility is calculated using the daily historical volatility over the last one year and three years for the three months ending March 31, 2005 and 2006, respectively.

The Company may grant stock options to selected employees, directors, and consultants to the Company to purchase shares of the Company’s common stock. The Company has multiple stock option plans including the Second Amended and Restated 1997 Stock Option Plan (the “1997 Stock Option Plan”), the 2002 Stock Option Plan, the 2002 Senior Management Equity Incentive Plan, and the Amended and Restated 2004 Equity Incentive Plan (the “2004 Equity Incentive Plan”). When stock options are exercised by the option holder, shares are issued out of the pool of authorized shares of common stock. Refer to Note 11 for details on the Company’s share repurchase program.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

Under the 1997 Stock Option Plan, all officers, employees, directors and consultants may participate. Options granted under the 1997 Stock Option Plan may either be incentive stock options or nonqualified stock options, generally have a term of 10 years from the date of grant, and will vest over periods determined at the date of grant. The exercise prices of the options are determined by the Company’s Board of Directors and will be at least 100% or 110% of the fair market value of the Company’s common stock on the date of grant as provided for in the plan. A total of 5,250,000 shares of the Company’s common stock were reserved for issuance under the 1997 Stock Option Plan. As of March 31, 2006, options for 53,746 shares of common stock were available for future grants under the 1997 Stock Option Plan.

Under the 2002 Stock Option Plan, participation is limited to consultants and employees, other than officers and directors. Options granted under the 2002 Stock Option Plan are nonqualified stock options and have a term of no longer than 10 years from the date they are granted. Options generally become exercisable in installments pursuant to a vesting schedule set forth in each option agreement. The exercise prices of the options are determined by the Company’s Board of Directors at the time of grant. A total of 3,750,000 shares of the Company’s common stock were reserved for issuance under the 2002 Stock Option Plan. As of March 31, 2006, options for 78,520 shares of common stock were available for future grants under the 2002 Stock Option Plan.

Under the 2002 Senior Management Equity Incentive Plan, participation is limited to officers and directors of the Company and its subsidiaries. Options granted under the 2002 Senior Management Equity Incentive Plan may be either incentive stock options or non-qualified stock options and have a term of no longer than 10 years from the date they are granted. Options generally become exercisable in installments pursuant to a vesting schedule set forth in each option agreement. The exercise prices of the options are determined by the Company’s Board of Directors and will be at least 100% or 110% of the fair market value of the Company’s common stock on the date of grant as provided for in the plan. A total of 4,500,000 shares of the Company’s common stock were reserved for issuance under the 2002 Senior Management Equity Incentive Plan. As of March 31, 2006, options for 1,059,110 shares of common stock were available for future grants under the 2002 Senior Management Equity Incentive Plan.

Under the 2004 Equity Incentive Plan, all employees, officers, directors and consultants may participate. Options granted under the 2004 Equity Incentive Plan are nonqualified stock options and have a term of no longer than five years from the date they are granted. The exercise prices of the options are determined by the Company’s Board of Directors at the time of grant, and shall not be less than the fair market value of the Company’s common stock on the date of grant. Restricted stock awards under the plan may or may not require a cash payment from a participant to whom an award is made; restricted stock unit awards under the plan do not require any cash payment from the participant to whom an award is made. Restricted stock, restricted stock units, and options generally become exercisable in installments pursuant to a vesting schedule set forth in each option or restricted stock or unit agreement. A total of 2,250,000 shares of the Company’s common stock were reserved for issuance under the 2004 Equity Incentive Plan, 450,000 of which could be used for grants of restricted stock and/or restricted stock units. As of March 31, 2006, 1,212,725 shares of common stock were available to be issued pursuant to future awards granted under the 2004 Equity Incentive Plan, up to 111,900 of which could be granted as restricted stock and/or restricted stock units.

A summary of option activity under the foregoing stock option plans as of December 31, 2005, and changes during the three month period ending March 31, 2006, is presented below:

	Unvested Shares	Vested Shares	Total Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2005	-	5,482,934	5,482,934	$ 25.62
Granted	341,600	1,000	342,600	34.77
Forfeited	(6,000)	(9,500)	(15,500)	35.17
Exercised	-	(745,624)	(745,624)	23.28
Outstanding at March 31, 2006	335,600	4,728,810	5,064,410	26.56
Exercisable at March 31, 2006	-	4,728,810	4,728,810	25.97

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

The weighted average grant date fair value per share for the 342,600 stock options granted during the three month period ending March 31, 2006 was $7.71. The weighted average grant date fair value per share for the 6,000 unvested stock options forfeited during the three month period ending March 31, 2006 was $8.50. The total intrinsic value of stock options exercised during the three month period ending March 31, 2006 was $10,327. The total fair value of the 1,000 stock options vested during the three month period ending March 31, 2006 was $8.

The following summarizes information about stock options, under the foregoing stock options plans, which are outstanding and exercisable as of March 31, 2006:

	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at March 31, 2006	7.3	$ 67,127
Exercisable at March 31, 2006	7.1	$ 65,432

Restricted Stock: Under the 2002 Restricted Stock Plan, selected employees, other than officers and directors, may participate. Restricted stock awards under the 2002 Restricted Stock Plan may or may not require a cash payment from a participant to whom an award is made. The awards become free of the stated restrictions over periods determined at the date of the grant, subject to continuing employment, the achievement of particular performance goals and/or the satisfaction of certain vesting provisions applicable to each award of shares. A total of 142,500 shares of the Company’s common stock were reserved for issuance under the 2002 Restricted Stock Plan. As of March 31, 2006, 18,295 shares of common stock were available for future grants of restricted stock under the 2002 Restricted Stock Plan. Under the 2004 Equity Incentive Plan described above, as of March 31, 2006, up to 111,900 shares of common stock were available for future grants of restricted stock and/or restricted stock units. The fair value of restricted stock and restricted stock units for the three months ending March 31, 2005 and 2006 were determined based on the number of shares granted and the quoted price of the Company’s common stock.

A summary of restricted stock activity under restricted stock plans as of December 31, 2005, and changes during the three month period ending March 31, 2006 is presented below:

Unvested Shares
Outstanding at December 31, 2005	102,867
Granted	297,800
Forfeited	(4,941)
Vested	(30,247)
Outstanding at March 31, 2006	365,479

The weighted average grant date fair value per share for the 297,800 shares of restricted stock units granted during the three month period ending March 31, 2006 was $34.76.

Warrants: Under the 2002 Consultant Incentive Plan, warrants to purchase the Company’s common stock may be issued to certain consultants to the Company. Warrants awarded under the Consultant Incentive Plan are subject to a vesting schedule set forth in each warrant agreement. Historically, warrants issued have been fully vested and exercisable at the date of grant. The purchase price per share of the warrants granted under the plan is determined by the Company’s Board of Directors at the time of grant. The Board reserved 300,000 shares of the Company’s common stock for issuance under the Consultant Incentive Plan. As of March 31, 2006, 183,565 shares of common stock were available for future grants of warrants under the 2002 Consultant Incentive Plan.

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

A summary of warrant activity as of December 31, 2005, and changes during the three month period ending March 31, 2006 is presented below:

	Warrants	Weighted-Average Exercise Price
Outstanding at December 31, 2005	61,099	$23.52
Granted	-	-
Forfeited	-	-
Exercised	(31,050)	24.93
Outstanding at March 31, 2006	30,049	22.06

The warrants are exercisable when granted and expire between 2007 and 2010.

5. LANDFILL ACCOUNTING

At March 31, 2006, the Company owned 24 landfills, and operated, but did not own, three landfills under life-of-site operating contracts and eight landfills under operating contracts with finite terms. The Company’s landfills have site costs with a net book value of $404,003 at March 31, 2006. With the exception of three owned landfills that only accept construction and demolition waste, all landfills that the Company owns or operates are municipal solid waste landfills. For the Company’s eight landfills operated under agreements with finite terms, the owner of the property, generally a municipality, usually owns the permit and is generally responsible for final capping, closure and post-closure obligations. The Company is responsible for all final capping, closure and post-closure liabilities for the three landfills that it operates under life-of-site operating agreements.

Many of the Company’s existing landfills have the potential for expanded disposal capacity beyond the amount currently permitted. The Company’s internal and third-party engineers perform surveys at least annually to estimate the disposal capacity at its landfills. The Company’s landfill depletion rates are based on the remaining disposal capacity, considering both permitted and expansion airspace, at its owned landfills and landfills operated under life-of-site operating agreements. Depletion expense is also recognized on operated landfills if the Company has responsibility for build out costs. Expansion airspace consists of additional disposal capacity being pursued through means of an expansion but is not actually permitted. Expansion airspace that meets certain internal criteria is included in the estimate of total landfill airspace. The Company’s internal criteria to determine when expansion airspace may be included as disposal capacity are as follows:

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

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

Based on remaining permitted capacity as of March 31, 2006, and projected annual disposal volumes, the average remaining landfill life for the Company’s owned landfills and landfills operated under life-of-site operating agreements is approximately 56 years. The Company is currently seeking to expand permitted capacity at five of its owned landfills and two landfills that it operates under life-of-site operating agreements, and considers the achievement of these expansions to be probable. Although the Company cannot be certain that all future expansions will be permitted as designed, the average remaining life, when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume, of the Company’s owned landfills and landfills operated under life-of-site operating agreements is 61 years, with lives ranging from seven to 198 years.

The Company uses the units of consumption method to calculate the depletion rate at its landfills. This methodology divides the costs associated with acquiring, permitting and developing the permitted and expansion areas of the landfill by the total remaining permitted and probable expansion disposal capacity of that landfill. The resulting per unit depletion rate is applied to each ton of waste disposed at the landfill and is recorded as expense for that period. During the three months ended March 31, 2005 and 2006, the Company expensed approximately $3,634 and $4,506, respectively, or an average of $2.53 and $2.72 per ton consumed, respectively, related to landfill depletion. On January 1, 2006, the Company reclassified two landfills from life-of-site classification to operated landfills. This reclassification is reflected in all landfill balances as of March 31, 2005 and 2006.

The Company reserves for final capping, closure and post-closure maintenance obligations at the landfills it owns and landfills it operates under life-of-site operating agreements. The Company calculates the net present value of its final capping, closure and post-closure commitments recorded in 2006 assuming a 2.5% inflation rate and a 7.5% discount rate. The resulting final capping, closure and post-closure obligation is recorded on the balance sheet as an addition to site costs and amortized to depletion expense as the landfill’s airspace is consumed. Interest is accreted on the recorded liability using the corresponding discount rate. During the three months ended March 31, 2005 and 2006, the Company expensed approximately $167 and $149, respectively, or an average of $0.12 and $0.09 per ton consumed, respectively, related to final capping, closure and post-closure accretion expense.

The following is a reconciliation of the Company’s final capping, closure and post-closure liability balance from December 31, 2005 to March 31, 2006:

Final capping, closure and post-closure liability at December 31, 2005	$15,906
Decrease in final capping, closure and post-closure liability from changes in annual engineering cost estimates	(2,630)
Liabilities incurred	249
Accretion expense	149
Change in third party final capping, closure and post-closure liability	(3,504)
Final capping, closure and post-closure liability at March 31, 2006	$10,170

The primary decrease in the future final capping, closure and post-closure liability related to a change in the interim and final capping requirements for a landfill, which permits the Company to use less expensive materials to cap the landfill.

The Company owns two landfills for which the prior owner is obligated to reimburse Waste Connections for certain costs the Company incurs for final capping, closure and post-closure activities on the portion of the landfill utilized by the prior owner. At March 31, 2006, the Company has recorded on its balance sheet a receivable of $3,270 from the prior owners in long-term other assets and has accrued the prior owners’ portions of the final capping, closure and post-closure obligation, totaling $3,270, in other long-term liabilities.

At March 31, 2006, $12,309 of the Company’s restricted assets balance was for purposes of settling future final capping, closure and post-closure liabilities.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

6. ACQUISITIONS

The Company’s growth strategy includes the acquisition of solid waste businesses located in markets with significant growth opportunities. Acquisitions are accounted for under the purchase method of accounting. The results of operations of the acquired businesses have been included in the Company’s consolidated financial statements from their respective acquisition dates.

During the three months ended March 31, 2005, the Company acquired two non-hazardous solid waste collection and disposal businesses. Aggregate consideration for the acquisitions consisted of $6,414 in cash (net of cash acquired).

During the three months ended March 31, 2006, the Company acquired three non-hazardous solid waste collection businesses. Aggregate consideration for the acquisitions consisted of $3,085 in cash (net of cash acquired).

The purchase prices have been allocated to the identified intangible assets and tangible assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition, with any residual amounts allocated to goodwill. The purchase price allocations are considered preliminary until the Company is no longer waiting for information that it has arranged to obtain and that is known to be available or obtainable. Although the time required to obtain the necessary information will vary with circumstances specific to an individual acquisition, the “allocation period” for finalizing purchase price allocations generally does not exceed one year from the consummation of a business combination.

As of March 31, 2006, the Company had 12 acquisitions for which purchase price allocations were preliminary, mainly as a result of pending working capital valuations. The Company believes the potential changes to its preliminary purchase price allocations will not have a material impact on its financial condition, results of operations or cash flows.

A summary of the purchase price allocations for acquisitions consummated in the three months ended March 31, 2005 and preliminary purchase price allocations for acquisitions consummated in the three months ended March 31, 2006 is as follows:

	2005 Acquisitions	2006 Acquisitions
Assets:
Accounts receivable	$190	$44
Prepaid expenses and other current assets	25	5
Property and equipment	6,568	829
Goodwill	390	2,181
Long-term franchise agreements and contracts	-	61
Other intangibles	-	182
Non-competition agreements	38	25
Liabilities:
Accrued liabilities	(797)	(242)
Total consideration, net	$6,414	$3,085

During the three months ended March 31, 2005, the Company paid or adjusted $305 of acquisition-related liabilities accrued at December 31, 2004. During the three months ended March 31, 2006, the Company paid or adjusted $670 of acquisition-related liabilities accrued at December 31, 2005.

The three acquisitions acquired in the three months ended March 31, 2006 were not material to the Company’s results of operations.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

Goodwill, and long-term franchise agreements, contracts, other intangibles and non-competition agreements acquired in the three months ended March 31, 2005, totaling $390 and $38, respectively, are expected to be deductible for tax purposes. Goodwill, and long-term franchise agreements, contracts, other intangibles and non-competition agreements acquired in the three months ended March 31, 2006, totaling $1,951 and $268, respectively, are expected to be deductible for tax purposes.

7. INTANGIBLE ASSETS

Intangible assets, exclusive of goodwill, consisted of the following at March 31, 2006:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Long-term franchise agreements and contracts	$56,679	$(5,817)	$50,862
Non-competition agreements	4,808	(3,588)	1,220
Other, net	13,288	(2,283)	11,005
	74,775	(11,688)	63,087
Nonamortized intangible assets:
Indefinite-lived intangible assets	23,848	-	23,848
Intangible assets, exclusive of goodwill	$98,623	$(11,688)	$86,935

The weighted-average amortization periods of long-term franchise agreements and contracts, non-competition agreements and other intangibles acquired during the three months ended March 31, 2006 are 14.6 years, 7.0 years, and 7.5 years, respectively.

The amounts assigned to indefinite-lived intangible assets consist of the value of certain perpetual rights to provide solid waste collection and transportation services in specified territories.

Estimated future amortization expense for the next five years of amortizable intangible assets is as follows:

For the year ended December 31, 2006	$3,902
For the year ended December 31, 2007	3,716
For the year ended December 31, 2008	3,569
For the year ended December 31, 2009	3,356
For the year ended December 31, 2010	3,293

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

8. LONG-TERM DEBT

Long-term debt consists of the following:

	December 31, 2005	March 31, 2006
Revolver under Credit Facility, bearing interest ranging from 5.2% to 7.8%*	$367,000	$227,000
2026 Senior Convertible Notes, bearing interest at 3.75%	-	200,000
2022 Floating Rate Convertible Subordinated Notes, bearing interest ranging from 4.8% to 5.2%*	175,000	175,000
2001 Wasco Bonds, bearing interest from 7.0% to 7.3%*	12,165	11,740
California Tax-Exempt Bonds, bearing interest ranging from 3.0% to 3.3%*	24,045	24,045
Notes payable to sellers in connection with acquisitions, bearing interest at 5.5% to 7.5%*	7,849	4,907
Notes payable to third parties, bearing interest at 5.1% to 11.0%*	10,903	9,976
	596,962	652,668
Less - current portion	(10,858)	(8,619)
	$586,104	$644,049

*Interest rates in the table above represent the range of interest rates incurred during the three month period ended March 31, 2006.

On March 20, 2006, the Company completed its offering of $200,000 aggregate principal amount of its 3.75% Convertible Senior Notes due 2026 (“2026 Notes”), pursuant to a private placement. The terms and conditions of the 2026 Notes are set forth in the Indenture, dated as of March 20, 2006, between the Company and U.S Bank National Association, as trustee. The 2026 Notes rank equally in right of payment to all of the Company’s other existing and future senior uncollateralized and unsubordinated indebtedness. The 2026 Notes rank senior in right of payment to all of the Company’s existing and future subordinated indebtedness and are subordinated in right of payment to the Company’s collateralized obligations to the extent of the assets collateralizing such obligations. The 2026 Notes bear interest at 3.75% per annum payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2006, until the maturity date of April 1, 2026. The Company’s obligations under the 2026 Notes are not guaranteed by any third party.

The 2026 Notes are convertible into cash and, if applicable, shares of common stock based on an initial conversion rate of 19.6078 shares of common stock per $1 principal amount of 2026 Notes (which is equal to an initial conversion price of approximately $51.00 per share), subject to adjustment, and only under certain circumstances. The holders of the 2026 Notes who convert their notes in connection with a change in control (as defined in the Indenture) may be entitled to a make-whole premium in the form of an increase in the conversion rate.

Holders may surrender notes for conversion into cash and, if applicable, shares of the Company’s common stock at an initial conversion price of $51.00 per share (equivalent to an initial conversion rate of 19.6078 shares per $1 principal amount of notes) at any time prior to the close of business on the maturity date, if the closing sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the quarter preceding the quarter in which the conversion occurs, is more than 130% of the conversion price per share of the Company’s common stock on that 30th day.

Beginning on April 1, 2010, the Company may redeem in cash all or part of the 2026 Notes at a price equal to 100% of the principal amount plus accrued and unpaid interest, including additional interest, if any, and, if redeemed prior to April 1, 2011, an interest make-whole payment. The holders of the 2026 Notes have the ability to require the Company to repurchase all or a part of the 2026 Notes in cash on each of April 1, 2011, 2016 and 2021, and in the event of a change of control of the Company, at a purchase price of 100% of the principal amount of the 2026 Notes plus any accrued and unpaid interest, including additional interest, if any. The Company is amortizing the $5,759 debt issuance costs over a five-year term through the first put date, or April 1, 2011.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

In April 2006, the Company announced that it intends to redeem $87,500 of the $175,000 aggregate principal amount of its 2022 Floating Rate Convertible Subordinated Notes (“2022 Notes”) on May 8, 2006 and redeem the remaining $87,500 on June 5, 2006. Unless the 2022 Notes are earlier converted, the Company will redeem the 2022 Notes at a price of $1.020 per $1 principal amount of the 2022 Notes, together with accrued and unpaid interest to the corresponding redemption date. After that date, interest will cease to accrue on the redeemed 2022 Notes. The redemption of the 2022 Notes will be funded with borrowings under the Company’s senior secured revolving credit facility. On May 8, 2006, the Company borrowed $175 million to fund the 2022 Notes redemption and the 2022 Notes have been classified as long term as of March 31, 2006 consistent with the maturity date of the Company’s senior secured revolving credit facility. Holders of the notes may convert their 2022 Notes at any time prior to 5:00 p.m., New York City time, on the day that is two business days immediately preceding the corresponding redemption date. Additionally, due to the Company’s closing stock price meeting the conversion threshold in the first quarter of 2006 of trading at more than 110% of the conversion price per share for at least 20 trading days in a period of 30 consecutive trading days, the company recorded a non-cash, pre-tax charge of $4,185 ($2,637 net of taxes) in other income (expense) for the write-off of unamortized debt issuance costs associated with the full $175,000 notes called for redemption.

At March 31, 2006, the Company’s derivative instruments consisted of seven interest rate swap agreements that effectively fix the interest rate on the applicable notional amounts of the Company’s variable rate debt as follows:

Date Entered	Notional Amount	Interest Rate*	Effective Date	Expiration Date
May 2003	$87,500	2.67%	February 2004	February 2007
May 2003	$87,500	2.68%	February 2004	February 2007
March 2004	$37,500	2.25%	March 2004	March 2007
March 2004	$37,500	2.25%	March 2004	March 2007
September 2005	$175,000	4.33%	February 2007	February 2009
September 2005	$75,000	4.34%	March 2007	March 2009
December 2005	$150,000	4.76%	June 2006	June 2009

* plus applicable margin.

All the interest rate swap agreements are considered highly effective as cash flow hedges for a portion of the Company’s variable rate debt, and the Company applies hedge accounting to account for these instruments. The notional amounts and all other significant terms of the swap agreements are matched to the provisions and terms of the variable rate debt being hedged.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

9. NET INCOME PER SHARE INFORMATION

The following table sets forth the numerator and denominator used in the computation of basic and diluted net income per common share for the three months ended March 31, 2005 and 2006:

	Three months ended March 31,
	2005	2006
Numerator:
Net income for basic and diluted earnings per share	$19,359	$15,723
Denominator:
Basic shares outstanding	47,486,402	45,669,545
Dilutive effect of 2022 Convertible Subordinated Notes	178,502	615,313
Dilutive effect of stock options and warrants	1,174,792	1,254,379
Dilutive effect of restricted stock	39,007	51,239
Diluted shares outstanding	48,878,703	47,590,476

The Company’s 2022 Notes are convertible, under certain circumstances, into 5,424,668 shares of common stock. The 2022 Notes were exchanged in 2004 and now require (subject to certain exceptions) payment of the principal value in cash and net share settle of the conversion value in excess of the principal value of the notes upon conversion. In accordance with EITF 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share, the Company has included the dilutive effect of the conversion value in excess of the principal value of the notes.

The Company’s 2026 Notes are convertible, under certain circumstances, into 3,921,569 shares of common stock. The 2026 Notes require (subject to certain exceptions) payment of the principal value in cash and net share settle of the conversion value in excess of the principal value of the notes upon conversion. In accordance with EITF 04-8, these shares have not been included in the computation of diluted net income per share for the three months ended March 31, 2006 because the conversion value was not in excess of the principal value of the notes. In addition, the conversion feature of the 2026 Notes meet all the requirements of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, to be accounted for as an equity interest and not as a derivative. Therefore, in the event the 2026 Notes become convertible, a holder electing to convert will receive a cash payment for the principal amount of the debt and net shares of the Company’s common stock equal to the value of the conversion spread, which the Company will account for as a debt repayment with no gain or loss, and the issuance of common stock will be recorded in stockholders’ equity.

For the three months ended March 31, 2005 and 2006, stock options and warrants to purchase 21,500 and 13,000 shares, respectively, were excluded from the computation of diluted earnings per share as they were anti-dilutive.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

10. COMPREHENSIVE INCOME

Comprehensive income includes changes in the fair value of interest rate swaps that qualify for hedge accounting. The difference between net income and comprehensive income for the three months ended March 31, 2005 and 2006 is as follows:

	Three months ended March 31,
	2005	2006
Net income	$19,359	$15,723
Unrealized gain on interest rate swaps, net of tax expense of $890 and $1,231 for the three months ended March 31, 2005 and 2006, respectively	1,501	2,096
Comprehensive income	$20,860	$17,819

The components of other comprehensive income and related tax effects for the three months ended March 31, 2005 and 2006 are as follows:

	Three months ended March 31, 2005
	Gross	Tax effect	Net of tax
Amounts reclassified into earnings	$2	$1	$1
Changes in fair value of interest rate swaps	2,389	889	1,500
	$2,391	$890	$1,501

	Three months ended March 31, 2006
	Gross	Tax effect	Net of tax
Amounts reclassified into earnings	$(1,238)	$(458)	$(780)
Changes in fair value of interest rate swaps	4,565	1,689	2,876
	$3,327	$1,231	$2,096

The estimated amount of the existing unrealized gains as of March 31, 2006 (based on the interest rate yield curve at that date) included in accumulated other comprehensive income expected to be reclassified into pre-tax earnings within the next 12 months is $6,548. The timing of actual amounts reclassified into earnings is dependent on future movements in interest rates.

11. SHARE REPURCHASE PROGRAM

On May 3, 2004, the Company announced that its Board of Directors had authorized a common stock repurchase program for the repurchase of up to $200,000 of common stock over a two-year period. On July 25, 2005, the Company announced that its Board of Directors authorized a $100,000 increase to its existing $200,000 common stock repurchase program. The Board also extended the program’s term through March 31, 2007 from its existing term end of May 2, 2006. Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management's discretion. The timing and amounts of any repurchases will depend on many factors, including the Company's capital structure, the market price of the common stock and overall market conditions. During the three months ended March 31, 2005 and 2006, the Company repurchased 1,294,800 and 2,138,500 shares, respectively, of its common stock under this program at a cost of $44,941 and $80,586, respectively. As of March 31, 2006, the remaining maximum dollar value of shares available for purchase under the program is approximately $41,600.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

12. COMMITMENTS AND CONTINGENCIES

The Company’s subsidiary, Rhino Solid Waste, Inc., owns undeveloped property in Chaparral, New Mexico, for which it sought a permit to operate a municipal solid waste landfill. After a public hearing, the New Mexico Environment Department approved the permit for the facility on January 30, 2002. Colonias Development Council, or CDC, a nonprofit organization, opposed the permit at the public hearing and appealed the Department’s decision to the Courts of New Mexico, primarily on the grounds that the Department failed to consider the social impact of the landfill on the community of Chaparral, and failed to consider regional planning issues. On July 18, 2005, in Colonias Dev. Council v. Rhino Envtl. Servs., Inc. (In re Rhino Envtl. Servs.), 2005NMSC24, 117 P.3d 939, the New Mexico Supreme Court remanded the matter back to the Department to conduct a limited public hearing on certain evidence CDC claims was wrongfully excluded from consideration by the hearing officer, and to allow the Department to reconsider the evidence already proffered concerning the impact of the landfill on the surrounding community’s quality of life. The hearing is scheduled for November 2006. At March 31, 2006, the Company had $8,079 of capitalized expenditures related to this landfill development project. If the Company is not ultimately issued a permit to operate the landfill, the Company will be required to expense in a future period the $8,079 of capitalized expenditures, less the recoverable value of the undeveloped property and other amounts recovered, which would likely have a material adverse effect on the Company’s reported income for that period.

The Company recently opened a municipal solid waste landfill in Harper County, Kansas. This landfill has been opposed by a citizens’ group calling itself “Tri-County Concerned Citizens” and others. The landfill opponents initially challenged the zoning permit for the property, which was upheld by the Kansas Court of Appeals. On September 2, 2005, the Kansas Department of Health and Environment (“KDHE”) issued a final permit to operate the landfill. On October 3, 2005, landfill opponents filed a suit (Board of Commissioners of Sumner County, Kansas, Tri-County Concerned Citizens and Dalton Holland v. Roderick Bremby, Secretary of the Kansas Department of Health and Environment, et al.) in the District Court of Shawnee County, Kansas (Case No. 05-C-1264), seeking a judicial review of the order, alleging that a site analysis prepared for the Company and submitted to the Department as part of the process leading to the issuance of the permit was deficient in several respects. The action sought to stay the effectiveness of the permit and to nullify it. The Company intervened in this case. On April 7, 2006, the District Court issued an order denying the plaintiffs’ request for judicial review on the grounds that they lack standing to bring the action. On November 26, 2005, counsel for Tri-County Concerned Citizens, Inc. and Dalton Holland also filed a notice of intent to sue under the Clean Water Act with respect to the landfill, alleging that the U.S. Army Corps of Engineers’ determination that no jurisdictional wetlands would be impacted by the landfill was erroneous, arbitrary, capricious and unsupported by substantial evidence. The letter also alleges that the Company is in violation of the Company’s general permit under the National Pollutant Discharge Elimination System program for storm water. The letter is a pre-requisite to the complaining parties’ filing a suit against the Company under the Clean Water Act, but no suit has yet been filed. On December 23, 2005, counsel for these same parties wrote a letter to the Secretary of the KDHE alleging that the Company is in violation of its permit for allegedly not having submitted to the KDHE certain information contained in the report of a consultant commissioned by the landfill opponents. While the Company believes that it will prevail with respect to all the matters described, a final adverse determination with respect to the permit would likely have a material adverse effect on the Company’s reported income in the future.

Resourceful Environmental Services, Inc. (“RES”) filed a complaint alleging that Waste Connections, Inc. and Waste Connections of Mississippi, LLC misrepresented their intention concerning the potential purchase of RES (Resourceful Environmental Services, Inc. v. Waste Connections, et al., filed on December 31, 2002 in the Circuit Court of Tippah County, Mississippi, Case No. T-02-308). The Company acquired Liberty Waste in October 2001. The Company considered acquiring RES, a company Liberty Waste had considered purchasing, and ultimately WCI decided not to buy the company. RES’s complaint alleges misrepresentation and conspiracy based on alleged oral assurances that the acquisition would go forward. A trial is scheduled for July 31, 2006. Plaintiff is seeking compensatory damages of $400, and punitive damages of $50,000. The Company believes that this case is without merit. The Company has not established a reserve for this case, and it has no insurance coverage in the event of recovery by the plaintiff. An adverse determination in this case, coupled with a significant damage award to the plaintiff, could have an adverse effect on the Company’s reported income in the period incurred.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

The Company is a party to various claims and suits pending for alleged damages to persons and property and alleged liabilities occurring during the normal operations of the solid waste management business. In the case of Karen Colleran, Conservator of the Estate of Robert Rooney v. Waste Connections of Nebraska, Inc., which was filed on October 31, 2003 in the District Court of Valley County, Nebraska, the plaintiff sought recovery for damages allegedly suffered by Father Robert Rooney when the bicycle he was riding collided with one of the Company’s garbage trucks. The case was tried before a jury and a verdict finding no liability on the Company’s part was reached on February 10, 2006, and the plaintiff has advised that she will not pursue an appeal. In the case of Cristobal Lozoya v. Waste Connections of Oklahoma, Inc., et al., which was filed on September 27, 2004 in the District Court of Oklahoma County, Oklahoma, the plaintiff sought recovery for injuries he suffered in an accident at the Company’s Oklahoma City landfill. The defendants were Waste Connections of Oklahoma, the individual operator of the equipment involved in the accident, and a personnel agency that employed the operator. The plaintiff has alleged that the defendants’ actions and/or omissions constituted gross negligence and a reckless disregard for the rights and safety of others, thereby entitling plaintiff to punitive damages in an unspecified amount. On March 8, 2006, all parties signed a mediation agreement effectively settling this case. No additional expenses were incurred by the Company in the Lozoya case in the three months ended March 31, 2006.

In the normal course of its business and as a result of the extensive governmental regulation of the solid waste industry, the Company is subject to various other judicial and administrative proceedings involving federal, state or local agencies. In these proceedings, an agency may seek to impose fines on the Company or to revoke or deny renewal of an operating permit held by the Company. From time to time the Company may also be subject to actions brought by citizens’ groups or adjacent landowners or residents in connection with the permitting and licensing of landfills and transfer stations, or alleging environmental damage or violations of the permits and licenses pursuant to which the Company operates.

In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business. Except as noted in the legal cases described above, as of March 31, 2006, there is no current proceeding or litigation involving the Company that the Company believes will have a material adverse impact on its business, financial condition, results of operations or cash flows.

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

Our business and operations are subject to a variety of risks and uncertainties and, consequently, actual results may differ materially from those projected by any forward-looking statements. Factors that could cause actual results to differ from those projected include, but are not limited to, the following: (1) we may be unable to compete effectively with larger and better capitalized companies and governmental service providers; (2) increases in the price of fuel may adversely affect our business and reduce our operating margins; (3) increases in labor and disposal and related transportation costs could impact our financial results; (4) efforts by labor unions could divert management attention and adversely affect operating results; (5) increases in insurance costs and the amount that we self-insure for various risks could reduce our operating margins and reported earnings; (6) we may lose contracts through competitive bidding, early termination or governmental action; (7) the geographic concentration of our business makes our results vulnerable to economic and seasonal factors affecting the regions in which we operate; (8) competition for acquisition candidates, consolidation within the waste industry and economic and market conditions may limit our ability to grow through acquisitions; (9) our growth and future financial performance depend significantly on our ability to integrate acquired businesses into our organization and operations; (10) our acquisitions may not be successful, resulting in changes in strategy, operating losses or a loss on sale of the business acquired; (11) because we depend on railroads for our intermodal operations, our operating results and financial condition are likely to be adversely affected by any reduction or deterioration in rail service; (12) our intermodal business could be adversely affected by steamship lines diverting business to ports other than those we service, or by heightened security measures or actual or threatened terrorist attacks; (13) we depend significantly on the services of the members of our senior and district management team, and the departure of any of those persons could cause our operating results to suffer; (14) our decentralized decision-making structure could allow local managers to make decisions that adversely affect our operating results; (15) our financial results are based upon estimates and assumptions that may differ from actual results; (16) we may incur additional charges related to capitalized expenditures, which would decrease our earnings; (17) each business that we acquire or have acquired may have liabilities that we fail or are unable to discover, including environmental liabilities; and (18) the adoption of new accounting standards or interpretations could adversely impact our financial results.

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

We are an integrated solid waste services company that provides solid waste collection, transfer, disposal and recycling services in mostly secondary markets in the Western and Southern U.S. We also provide intermodal services for the rail haul movement of cargo containers in the Pacific Northwest through a network of six intermodal facilities. We seek to avoid highly competitive, large urban markets and instead target markets where we can provide either non-integrated or integrated solid waste services under exclusive arrangements, or markets where we can be integrated and attain high market share. In markets where waste collection services are provided under exclusive arrangements, or where waste disposal is municipally funded or available at multiple municipal sources, we believe that controlling the waste stream by providing collection services under exclusive arrangements is often more important to our growth and profitability than owning or operating landfills. As of March 31, 2006, we served more than one million residential, commercial and industrial customers from a network of operations in 23 states: Alabama, Arizona, California, Colorado, Idaho, Illinois, Iowa, Kansas, Kentucky, Minnesota, Mississippi, Montana, Nebraska, New Mexico, Ohio, Oklahoma, Oregon, South Dakota, Tennessee, Texas, Utah, Washington and Wyoming. As of that date, we owned or operated a network of 114 solid waste collection operations, 36 transfer stations, 26 recycling operations, 32 municipal solid waste landfills and three construction and demolition landfills.

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements. As described by the Securities and Exchange Commission, critical accounting estimates and assumptions are those that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and that have a material impact on the financial condition or operating performance of the company. There was only one change to our critical accounting estimates and assumptions in the three months ended March 31, 2006 which is described below. Refer to our most recent Annual Report on Form 10-K for a complete description of our critical accounting estimates and assumptions.

Effective the beginning of the first quarter of 2006, we adopted the provisions of SFAS 123(R) for our share-based compensation plans. We previously accounted for these plans under the recognition and measurement principles of APB 25 and related interpretations and disclosure requirements established by SFAS 123, Accounting for Stock-Based Compensation. We adopted SFAS 123(R) using the modified prospective method. Under this method, all share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. Prior periods are not restated.

Consistent with prior years, we use the Black-Scholes option pricing model which requires extensive use of accounting judgment and financial estimation, including estimates of the expected term option holders will retain their vested stock options before exercising them, the estimated volatility of our common stock price over the expected term, and the number of options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in the Condensed Consolidated Statements of Income within this document.

Stock-based compensation expense recognized during the first quarter of 2006 totaled approximately $0.6 million ($0.4 million net of taxes) and consisted of stock option, restricted stock unit and restricted stock expense. This expense was included in “Selling, general and administrative” expenses in the Condensed Consolidated Statements of Income within this document. A contra-equity balance of $2.2 million in “Deferred stock compensation” on the Condensed Consolidated Balance Sheet was reversed as a change in accounting policy upon the adoption of SFAS 123(R) to “Additional paid-in capital” as of January 1, 2006. The total tax benefit from the exercise of stock options was approximately $3.4 million during the first quarter of 2006.

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

Approximately 50% of our revenues for the three months ended March 31, 2006 were derived from market areas where we are the exclusive service provider in a specified market. Contracts with counties and municipalities and governmental certificates, or G Certificates, provide relatively consistent cash flow during the terms of the contracts. Since we bill most residential customers quarterly, subscription agreements also provide a stable source of revenues for us.

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

The table below shows for the periods indicated our total reported revenues attributable to services provided (dollars in thousands).

	Three months ended March 31,
	2005		2006
Collection	$119,082	63.5%	$140,280	64.7%
Disposal and transfer	49,880	26.6	58,427	26.9
Intermodal, recycling and other	18,506	9.9	18,132	8.4
Total	$187,468	100.0%	$216,839	100.0%

Intercompany eliminations	$23,024		$26,670

Cost of operations includes labor and benefits, tipping fees paid to third-party disposal facilities, vehicle and equipment maintenance, workers’ compensation, vehicle and equipment insurance, insurance and employee group health claims expense, third-party transportation expense, fuel, the cost of materials we purchase for recycling, district and state taxes and host community fees and royalties. Our significant costs of operations during the three months ended March 31, 2006 were labor, third-party disposal and transportation, cost of vehicle and equipment maintenance, taxes and fees and fuel. We use a number of programs to reduce overall cost of operations, including increasing the use of automated routes to reduce labor and workers’ compensation exposure, utilizing comprehensive maintenance and health and safety programs, and increasing the use of transfer stations to further enhance internalization rates. We carry high-deductible insurance for automobile liability, property, general liability, workers’ compensation, and employer’s liability claims. If we experience insurance claims or costs above or below our historically evaluated levels, our estimates could be materially affected.

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

At January 1, 2006, we reclassified two landfills from life-of-site classification to operated landfills. This reclassification is reflected in all landfill balances as of March 31, 2005 and 2006. At March 31, 2006, we had 379.7 million tons of permitted remaining airspace capacity and 39.4 million tons of probable expansion airspace capacity at our 27 owned and operated landfills and landfills operated under life-of-site operating agreements. We do not report remaining airspace capacity at the eight landfills we operate under contracts with finite terms. Based on remaining permitted capacity as of March 31, 2006, and projected annual disposal volumes, the average remaining landfill life for our owned landfills and landfills operated under life-of-site operating agreements is approximately 56 years. The operating agreements for which the contracted term is less than the life of the landfill have expiration dates from 2007 to 2017.

The disposal tonnage that we received in the three months ended March 31, 2005 and 2006 at all of our landfills owned or operated during the respective period is shown below (tons in thousands):

	March 31, 2005		March 31, 2006
	Number of Sites	Total Tons	Number of Sites	Total Tons
Owned landfills or landfills operated under life-of-site contracts	25	1,436	27	1,655
Landfill classified as discontinued operations	1	47	-	-
Operated landfills	8	220	8	269
	34	1,703	35	1,924

We capitalize some third-party expenditures related to pending acquisitions or development projects, such as legal, engineering and interest expenses. We expense indirect acquisition costs, such as executive and corporate overhead, public relations and other corporate services, as we incur them. We charge against net income any unamortized capitalized expenditures and advances (net of any portion that we believe we may recover through sale or otherwise) that may become impaired, such as those that relate to any operation that is permanently shut down and any pending acquisition or landfill development project that we believe will not be completed. We routinely evaluate all capitalized costs, and expense those related to projects that we believe are not likely to succeed. At March 31, 2006, we had less than $0.1 million in capitalized expenditures relating to pending acquisitions.

At March 31, 2006, we had $9.6 million in capitalized expenditures for a landfill project in Harper County, Kansas, and $8.1 million in capitalized expenditures for a landfill project in Chaparral, New Mexico. We recently opened the Harper County landfill, but landfill opponents have filed a suit seeking judicial review to stay the effectiveness of the permit and to nullify it. The District Court recently denied judicial review on the grounds that the plaintiffs lack standing. The same opponents have threatened additional litigation on other grounds, although to date no suit has been filed. With respect to the undeveloped property in Chaparral, New Mexico, we had obtained a permit to operate the landfill but, on July 18, 2005, the Supreme Court of New Mexico ordered the New Mexico Environment Department to conduct an additional limited hearing to consider evidence that landfill opponents claim was wrongfully excluded. The hearing is scheduled for November 2006. If the final Kansas permit is nullified for any reason and we are not successful in having it reinstated, or if we are not ultimately issued a permit to operate the New Mexico landfill, we will be required to expense in a future period the capitalized expenditures for the project in question, less the recoverable value of the applicable property and any other amounts recovered, and in the case of the Kansas landfill would incur other expenses, which in each case would likely have a material adverse effect on our financial position and results of operations for that period.

We periodically evaluate our intangible assets for potential impairment indicators. If any impairment indicators are present, a test of recoverability is performed by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If the carrying values are in excess of undiscounted expected future cash flows, impairment is measured by comparing the fair value of the asset to its carrying value. If the fair value of an asset is determined to be less than the carrying amount of the asset or asset group, an impairment in the amount of the difference is recorded in the period that the impairment indicator occurs. As of March 31, 2006, there have been no material adjustments to the carrying amounts of intangibles resulting from these evaluations. Additionally, we test goodwill and indefinite-lived intangible assets for impairment annually. As of March 31, 2006, there have been no adjustments to the carrying amounts of goodwill or indefinite-lived intangible assets. As of March 31, 2006, goodwill and other intangible assets represented 48.4% of total assets and 120.1% of stockholders’ equity.

NEW ACCOUNTING PRONOUNCEMENTS

For a description of the new accounting standards that affect us, see Note 2 to our Condensed Consolidated Financial Statements included under Part I, Item 1 of this Form 10-Q.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2006

The following table sets forth items in our consolidated statements of income as a percentage of revenues for the periods indicated.

	Three months ended March 31,
	2005	2006
Revenues	100.0%	100.0%
Cost of operations	57.3	59.4
Selling, general and administrative	10.4	10.4
Depreciation and amortization expense	8.9	9.6
Gain on disposal of assets	(0.1)	-
Operating income	23.5	20.6

Interest expense, net	(3.0)	(3.9)
Other income (expense)	-	(2.1)
Minority interests	(1.6)	(1.4)
Income tax expense	(7.0)	(4.9)
Loss on discontinued operations, net of tax	(0.1)	-
Net income	11.8%	8.3%

Revenues. Total revenues increased $25.8 million, or 15.6%, to $190.2 million for the three months ended March 31, 2006, from $164.4 million for the three months ended March 31, 2005. Acquisitions closed during, or subsequent to, the three months ended March 31, 2005, increased revenues by approximately $12.4 million. During the three months ended March 31, 2006, increased prices charged to our customers and volume changes in our existing business resulted in a net revenue increase of approximately $14.1 million. Lower recyclable commodity prices and volume and decreases in intermodal services during the three months ended March 31, 2006 decreased revenues by $0.8 million.

Cost of Operations. Total cost of operations increased $18.9 million, or 20.1%, to $113.1 million for the three months ended March 31, 2006, from $94.2 million for the three months ended March 31, 2005. The increase was attributable to operating costs associated with acquisitions closed during, or subsequent to, the three months ended March 31, 2005, higher fuel costs resulting from market price changes in fuel and the expiration of our fixed-price fuel supply contract, increased franchise and landfill taxes, increased labor expenses, increased operating expenses at three new landfills opened during December 2005 and January 2006, and increased third party transportation costs and equipment maintenance costs associated with higher collection and disposal volumes.

In 2005, we benefited from a fixed-price fuel supply contract that we entered into in late 2003 that locked-in diesel prices on approximately 13 million gallons purchased during the year. This amount represented about 75% of our fuel consumption in 2005. We estimate that this contract saved us approximately $2.5 million on a pre-tax basis compared to market prices paid during the three months ended March 31, 2005. Of the total $4.5 million increase in fuel costs for the three months ended March 31, 2006, as compared to the three months ended March 31, 2005, the remaining $2.0 million increase related to increased volume of fuel usage over the prior year as well as the cost increases related to the unhedged portion of fuel consumed in 2006.

Cost of operations as a percentage of revenues increased 2.1 percentage points to 59.4% for the three months ended March 31, 2006, from 57.3% for the three months ended March 31, 2005. The increase as a percentage of revenues was primarily attributable to increased fuel costs, increased franchise and landfill taxes, third party transportation costs, maintenance and repair expenses, and acquisitions closed during, or subsequent to, the three months ended March 31, 2005, having operating margins below our company average, partially offset by a decrease in disposal expenses.

SG&A. SG&A expenses increased $2.7 million, or 15.5%, to $19.8 million for the three months ended March 31, 2006, from $17.1 million for the three months ended March 31, 2005. The increase in SG&A expenses was primarily the result of additional personnel from acquisitions closed during, or subsequent to, the three months ended March 31, 2005, increased payroll expense due to increased headcount to support our base operations and increased salaries, increased payroll tax expense due to a high volume of stock options exercised during the three months ended March 31, 2006, increased equity compensation expense resulting from the expensing of stock options and the increased use of restricted stock to provide long-term compensation to our employees, and increased legal fees, partially offset by a decrease in bad debt expense.

SG&A expenses as a percentage of revenues was unchanged at 10.4% for the three months ended March 31, 2006 and 2005.

Depreciation and Amortization. Depreciation and amortization expense increased $3.6 million, or 24.8%, to $18.2 million for the three months ended March 31, 2006, from $14.6 million for the three months ended March 31, 2005. The increases were primarily attributable to depreciation associated with acquisitions closed during, or subsequent to, the three months ended March 31, 2005, increased depletion expenses resulting from increases in disposal volumes and construction costs at our landfills, and increased depreciation expense resulting from new facilities, fleet and equipment acquired subsequent to March 31, 2005, to support our base operations. Depreciation and amortization expense as a percentage of revenues increased 0.7 percentage points to 9.6% for the three months ended March 31, 2006, from 8.9% for the three months ended March 31, 2005. The increase in depreciation expense as a percentage of revenues was the result of depreciation expense associated with facilities, fleet and equipment upgrades, and increased depletion expense resulting from increases in disposal volumes and construction costs at our landfills.

Operating Income. Operating income increased $0.5 million, or 1.3%, to $39.2 million for the three months ended March 31, 2006, from $38.7 million for the three months ended March 31, 2005. The increase was primarily attributable to the growth in revenues, partially offset by increased operating costs, recurring SG&A expenses to support the revenue growth, and increased depreciation and amortization expenses.

Operating income as a percentage of revenues decreased 2.9 percentage points to 20.6% for the three months ended March 31, 2006, from 23.5% during the three months ended March 31, 2005. The decrease was due to the aforementioned percentage of revenue increases in cost of operations, SG&A expense, and depreciation and amortization expenses.

Interest Expense. Interest expense increased $2.6 million, or 51.9%, to $7.5 million for the three months ended March 31, 2006, from $4.9 million for the three months ended March 31, 2005. The increase in interest expense was attributable to increases in our total outstanding debt balances, increased interest rates on floating rate debt not fixed under our swap agreements, and an increase in loan fee expense related to the reduction in the amortization period for the 2022 Notes.

Other Income (Expense). Other income (expense) changed to an expense total of $4.0 million for the three months ended March 31, 2006, from an income total of $0.1 million for the three months ended March 31, 2005. Other expense in the three months ended March 31, 2006 primarily consists of $4.2 million of costs associated with the write-off of the unamortized debt issuance costs associated with our 2022 Notes. Under the terms of the note agreement, the holders of the 2022 Notes may surrender their notes for conversion into cash and, if applicable, shares of our common stock prior to the maturity date, if the closing sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the quarter preceding the quarter in which the conversion occurs, is more than 110% of the conversion price per share of our common stock on that 30th trading day. This conversion provision was achieved during the three months ended March 31, 2006; however, no holders of the notes elected to convert their notes into cash and shares of our common stock. Achieving this conversion provision required all unamortized debt issuance costs associated with the 2022 Notes to be charged to expense.

Provision for Income Taxes. Income taxes decreased $2.4 million, or 20.3%, to $9.2 million for the three months ended March 31, 2006, from $11.6 million for the three months ended March 31, 2005. The decrease was due to decreased pre-tax earnings and a decrease in our effective tax rate. Our effective tax rates for the three months ended March 31, 2005 and 2006 were 37.2% and 37.0%, respectively.

Net Income. Net income decreased $3.7 million, or 18.8%, to $15.7 million for the three months ended March 31, 2006, from $19.4 million for the three months ended March 31, 2005. The decrease was primarily attributable to increased interest expense and the write off of $4.2 million of unamortized debt issuance costs associated with our 2022 Notes, partially offset by decreased income tax expense.

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

As of March 31, 2006, we had a working capital deficit of $17.9 million, including cash and equivalents of $7.8 million. Our working capital deficit decreased $7.7 million from $25.6 million at December 31, 2005. Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements to reduce our indebtedness under our credit facility and to minimize our cash balances. The decrease in our working capital deficit from the prior year resulted primarily from a decrease in accounts payable, slightly offset by a decrease in accounts receivable related to increased cash receipts.

For the three months ended March 31, 2006, net cash provided by operating activities was approximately $37.9 million, net of $4.4 million used by working capital for the period. The primary components of the reconciliation of net income to net cash provided by operating activities for the three months ended March 31, 2006, consist of non-cash expenses, including $18.2 million of depreciation and amortization, $2.7 million of minority interests expense, $4.8 million of debt issuance cost amortization, a $3.7 million increase in net deferred tax liabilities, and $0.6 million of stock compensation expense, less $3.4 million of excess tax benefit from stock option exercises reclassed to cash flows from financing activities due to the adoption of SFAS 123(R).

For the three months ended March 31, 2005, net cash provided by operating activities was $52.9 million. Of this amount, $16.2 million was provided by changes in working capital for the period. The primary components of the reconciliation of net income to net cash provided by operations for the three months ended March 31, 2005, consist of non-cash expenses, including $14.8 million of depreciation and amortization, $2.7 million of minority interests expense, $2.4 million of tax benefit from stock option exercises and $3.0 million relating to deferred tax liabilities. The change in deferred tax liabilities results from a $5.5 million reclassification from deferred tax liabilities to current income tax liability, offset by $1.0 million of net operating losses utilized during the quarter and $1.5 million of income tax expense resulting from temporary differences between the recognition of income and expenses for financial reporting and income tax purposes.

For the three months ended March 31, 2006, net cash used in investing activities was $24.2 million. Of this, $3.8 million was used to fund the cash portion of acquisitions and to pay a portion of acquisition costs that were included as a component of accrued liabilities at December 31, 2005. Cash used for capital expenditures was $20.0 million, which was primarily for investments in fixed assets, consisting of trucks, containers, other equipment and landfill development. The increase in capital expenditures of $5.7 million for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 is due primarily to the initial development of two landfills that became operational in the first quarter of 2006.

For the three months ended March 31, 2005, net cash used in investing activities was $19.3 million. Of this amount, $6.7 million was used to fund the cash portion of acquisitions and to pay a portion of acquisition costs that were included as a component of accrued liabilities at December 31, 2004. Cash used for capital expenditures was $14.3 million, which was primarily for investments in fixed assets, consisting of trucks, containers, other equipment and landfill development. Cash provided by investing activities primarily included $1.4 million of net reductions of restricted assets.

For the three months ended March 31, 2006, net cash used in financing activities was $13.3 million, which included $56.6 million of net borrowings under our various debt arrangements for the funding of capital expenditures and acquisitions, $17.4 million of proceeds from stock option and warrant exercises, and $3.4 million of excess tax benefit from stock option exercises, less $2.1 million of cash distributions to minority interest holders, $1.7 million of change in book overdraft, $6.3 million of debt issuance costs, and $80.6 million of repurchases of our common stock.

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

We made $20.0 million in capital expenditures during the three months ended March 31, 2006. We expect to make capital expenditures of between $90 and $95 million in 2006 in connection with our existing business. We intend to fund our planned 2006 capital expenditures principally through existing cash, internally generated funds, and borrowings under our existing credit facility. In addition, we may make substantial additional capital expenditures in acquiring solid waste collection and disposal businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity. We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities. We believe that our credit facility and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future.

On March 20, 2006, we completed our offering of $200 million aggregate principal amount of our 3.75% Convertible Senior Notes due 2026, pursuant to a private placement. The terms and conditions of the 2026 Notes are set forth in the Indenture, dated as of March 20, 2006, between the Company and U.S Bank National Association, as trustee. The 2026 Notes rank equally in right of payment to all of our other existing and future senior uncollateralized and unsubordinated indebtedness. The 2026 Notes rank senior in right of payment to all of our existing and future subordinated indebtedness and are subordinated in right of payment to our collateralized obligations to the extent of the assets collateralizing such obligations. The 2026 Notes bear interest at 3.75% per annum payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2006, until the maturity date of April 1, 2026. Our obligations under the 2026 Notes are not guaranteed by any third party.

The 2026 Notes are convertible into cash and, if applicable, shares of common stock based on an initial conversion rate of 19.6078 shares of common stock per $1,000 principal amount of 2026 Notes (which is equal to an initial conversion price of approximately $51.00 per share), subject to adjustment, and only under certain circumstances. The holders of the Notes who convert their Notes in connection with a change in control (as defined in the Indenture) may be entitled to a make-whole premium in the form of an increase in the conversion rate.

Beginning on April 1, 2010, we may redeem in cash all or part of the 2026 Notes at a price equal to 100% of the principal amount plus accrued and unpaid interest, including additional interest, if any, and, if redeemed prior to April 1, 2011, an interest make-whole payment. The holders of the 2026 Notes have the ability to require us to repurchase all or a part of the 2026 Notes in cash on each of April 1, 2011, 2016 and 2021, and in the event of a change of control, at a purchase price of 100% of the principal amount of the 2026 Notes plus any accrued and unpaid interest, including additional interest, if any.

In April 2006, we announced that we intend to redeem $87.5 million of the $175 million aggregate principal amount of our 2022 Notes on May 8, 2006 and redeem the remaining $87.5 million on June 5, 2006. Unless the 2022 Notes are earlier converted, we will redeem the 2022 Notes at a price of $1,020 per $1,000 principal amount of the 2022 Notes, together with accrued and unpaid interest to the corresponding redemption date. After that date, interest will cease to accrue on the redeemed 2022 Notes. Holders of the notes may convert their 2022 Notes at any time prior to 5:00 p.m., New York City time, on the day that is two business days immediately preceding the corresponding redemption date. Additionally, due to our closing stock price meeting the conversion threshold in the first quarter of 2006 of trading at more than 110% of the conversion price per share for at least 20 trading days in a period of 30 consecutive trading days, we recorded a non-cash, pre-tax charge of $4.2 million ($2.6 million net of taxes) in other income (expense) for the write-off of unamortized debt issuance costs associated with the full $175 million notes called for redemption. The redemption of the 2022 Notes will be funded using our senior secured revolving credit facility. On May 8, 2006, we borrowed $175 million to fund the 2022 Notes redemption and the 2022 Notes have been classified as long term as of March 31, 2006 consistent with the maturity date of our senior secured revolving credit facility.

As of March 31, 2006, $227.0 million was outstanding under our senior secured revolving credit facility, exclusive of outstanding stand-by letters of credit of $55.7 million. The $140.0 million decrease in outstanding borrowings under our credit facility during the three months ended March 31, 2006 was primarily due to net proceeds from the issuance of our 2026 Notes, cash generated from operations, and the proceeds from stock option exercises, partially offset by funding repurchases of our common stock, new acquisitions, and capital expenditures. As of March 31, 2005 and 2006, we were in compliance with all applicable covenants in our credit facility.

As of March 31, 2006, we had the following contractual obligations (in thousands):

	Payments Due by Period
Recorded Obligations	Total	Less Than 1 Year	2 to 3 Years	4 to 5 Years	Over 5 Years
Long-term debt (1), (2), (3), (4)	$652,668	$8,619	$19,169	$408,257	$216,623
Total recorded obligations	$652,668	$8,619	$19,169	$408,257	$216,623

(1)
Long-term debt payments include $227.0 million in principal payments due 2011 related to our senior secured revolving credit facility. As of March 31, 2006, our credit facility allowed us to borrow up to $850 million.

(2)
In April 2006, we announced a plan to redeem $175,000 of the 2022 Notes which will be funded with borrowings under our senior secured revolving credit facility. On May 8, 2006, we borrowed $175 million to fund the 2022 Notes redemption and the 2022 Notes have been classified as long term as of March 31, 2006 consistent with the maturity date of our senior secured revolving credit facility.

(3)
Holders of the 2026 Notes may require us to purchase their notes in cash at a price of par plus accrued interest, if any, upon a change in control of the Company, as defined in the indenture, or, for the first time, on April 1, 2011. Under certain conditions, the 2026 Notes could be earlier converted.

(4)	Excludes future payments of interest expense, as the majority of our recorded contractual obligations are in the form of variable rate loans.

	Amount of Commitment Expiration Per Period
Unrecorded Obligations	Total	Less Than 1 Year	2 to 3 Years	4 to 5 Years	Over 5 Years
Operating leases (5)	$50,427	$6,626	$10,270	$8,070	$25,461
Total unrecorded obligations	$50,427	$6,626	$10,270	$8,070	$25,461

(5)   We are party to operating lease agreements. These lease agreements are established in the ordinary course of our business and are designed to provide us with access to facilities at competitive, market-driven prices. These arrangements have not materially affected our financial position, results of operations or liquidity during the three months ended March 31, 2006, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

We have obtained stand-by letters of credit and financial surety bonds. These stand-by letters of credit and financial surety bonds are generally obtained to support our financial assurance needs and landfill operations. We had provided customers and various regulatory authorities with surety bonds in the aggregate amounts of approximately $126.1 million and $138.7 million at December 31, 2005 and March 31, 2006, respectively. These arrangements have not materially affected our financial position, results of operations or liquidity during the three months ended March 31, 2006, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

The minority interests holders of a majority-owned subsidiary of Waste Connections have a currently exercisable put option to require us to complete the acquisition of this majority-owned subsidiary by purchasing their minority ownership interests for fair market value. The put option calculates the fair market value of the subsidiary based on its current operating income before depreciation and amortization, as defined in the put option agreement. The put option does not have a stated termination date. At March 31, 2006, the minority interests holders' pro rata share of the subsidiary's fair market value is estimated to be worth between $78 million and $93 million. Because the put is calculated at fair market value, no amounts have been accrued relative to the put option. In the event the minority interests holders elect to exercise the put option, we intend to fund the transaction using borrowings from our credit facility.

From time to time we evaluate our existing operations and their strategic importance to us. If we determine that a given operating unit does not have future strategic importance, we may sell or otherwise dispose of those operations. Although we believe our operations would not be impaired by such dispositions, we could incur losses on them.

FREE CASH FLOW

We are providing free cash flow, a non-GAAP financial measure, because it is widely used by investors as a valuation and liquidity measure in the solid waste industry. This measure should be used in conjunction with GAAP financial measures. Management uses free cash flow as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We define free cash flow as net cash provided by operating activities plus cash proceeds from disposal of assets and excess tax benefit on the exercise of stock options, plus or minus change in book overdraft, less capital expenditures and distributions to minority interests holders. Other companies may calculate free cash flow differently. Our free cash flow for the three months ended March 31, 2005 and 2006 is calculated as follows (amounts in thousands):

	Three months ended March 31,
	2005	2006
Net cash provided by operating activities	$52,866	$37,856
Change in book overdraft	(5,916)	(1,683)
Plus: Cash proceeds from disposal of assets	647	171
Plus: Excess tax benefit on the exercise of stock options	-	3,353
Less: Capital expenditures	(14,315)	(19,966)
Less: Distributions to minority interest holders	(2,401)	(2,058)
Free cash flow	$30,881	$17,673

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

At March 31, 2006, our derivative instruments consisted of seven interest rate swap agreements that effectively fix the interest rate on the applicable notional amounts of our variable rate debt as follows:

Date Entered	Notional Amount	Interest Rate*	Effective Date	Expiration Date
May 2003	$87,500	2.67%	February 2004	February 2007
May 2003	$87,500	2.68%	February 2004	February 2007
March 2004	$37,500	2.25%	March 2004	March 2007
March 2004	$37,500	2.25%	March 2004	March 2007
September 2005	$175,000	4.33%	February 2007	February 2009
September 2005	$75,000	4.34%	March 2007	March 2009
December 2005	$150,000	4.76%	June 2006	June 2009

* plus applicable margin.

All the interest rate swap agreements are considered highly effective as cash flow hedges for a portion of our variable rate debt, and we apply hedge accounting to account for these instruments. The notional amounts and all other significant terms of the swap agreements are matched to the provisions and terms of the variable rate debt being hedged.

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our market risk sensitive hedge positions and all other debt. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. We are exposed to cash flow risk due to changes in interest rates with respect to the net floating rate balances owed at December 31, 2005, and March 31, 2006, of $321.4 million and $180.9 million, respectively, including floating rate debt under our credit facility, our 2022 Notes, various floating rate notes payable to third parties and floating rate municipal bond obligations, offset by our debt effectively fixed under interest rate swap agreements. A one percent increase in interest rates on our variable-rate debt as of December 31, 2005, and March 31, 2006, would decrease our annual pre-tax income by approximately $3.2 million and $1.8 million, respectively. As noted in the table above, our $150 million interest rate swap agreement becomes effective in June 2006. All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations.

Although fuel and energy costs account for a relatively small portion of our total revenues, the market price of diesel fuel is unpredictable and can fluctuate significantly. We currently purchase all of our fuel at market prices. Continued increases in the price of fuel could adversely affect our business and reduce our operating margins.

We market a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals. We own and operate 26 recycling processing operations and sell other collected recyclable materials to third parties for processing before resale. Certain of our municipal recycling contracts in Washington specify benchmark resale prices for recycled commodities. If the prices we actually receive for the processed recycled commodities collected under the contract exceed the prices specified in the contract, we share the excess with the municipality, after recovering any previous shortfalls resulting from actual market prices falling below the prices specified in the contract. To reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties. Although there can be no assurance of market recoveries, in the event of a decline in recycled commodity prices, a 10% decrease in average recycled commodity prices from the prices that were in effect at March 31, 2005 and 2006 would have had a $0.6 million and $0.5 million impact on revenues for the three months ended March 31, 2005 and 2006, respectively.

Item 4.	Controls and Procedures

As required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2006, that our disclosure controls and procedures were effective at the reasonable assurance level such that information required to be disclosed in our Exchange Act reports: (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2006, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Our subsidiary, Rhino Solid Waste, Inc., owns undeveloped property in Chaparral, New Mexico, for which it sought a permit to operate a municipal solid waste landfill. After a public hearing, the New Mexico Environment Department approved the permit for the facility on January 30, 2002. Colonias Development Council, or CDC, a nonprofit organization, opposed the permit at the public hearing and appealed the Department’s decision to the Courts of New Mexico, primarily on the grounds that the Department failed to consider the social impact of the landfill on the community of Chaparral, and failed to consider regional planning issues. On July 18, 2005, in Colonias Dev. Council v. Rhino Envtl. Servs. Inc. (In re Rhino Envtl. Servs.), 2005NMSC24, 117 P.3d 939, the New Mexico Supreme Court remanded the matter back to the Department to conduct a limited public hearing on certain evidence CDC claims was wrongfully excluded from consideration by the hearing officer, and to allow the Department to reconsider the evidence already proffered concerning the impact of the landfill on the surrounding community’s quality of life. The hearing is scheduled for November 2006. At March 31, 2006, we had $8.1 million of capitalized expenditures related to this landfill development project. If we are not ultimately issued a permit to operate the landfill, we will be required to expense in a future period the $8.1 million of capitalized expenditures, less the recoverable value of the undeveloped property and other amounts recovered, which would likely have a material adverse effect on our reported income for that period.

We recently opened a municipal solid waste landfill in Harper County, Kansas. This landfill has been opposed by a citizens’ group calling itself “Tri-County Concerned Citizens” and others. The landfill opponents initially challenged the zoning permit for the property, which was upheld by the Kansas Court of Appeals. On September 2, 2005, the Kansas Department of Health and Environment (“KDHE”) issued a final permit to operate the landfill. On October 3, 2005, landfill opponents filed a suit (Board of Commissioners of Sumner County, Kansas, Tri-County Concerned Citizens and Dalton Holland v. Roderick Bremby, Secretary of the Kansas Department of Health and Environment, e. al.) in the District Court of Shawnee County, Kansas, Case No. 05-C-1264), seeking judicial review of the order, alleging that a site analysis prepared for us and submitted to the Department as part of the process leading to the issuance of the permit was deficient in several respects. The action sought to stay the effectiveness of the permit and to nullify it. We intervened in this case. On April 7, 2006, the District Court issued an order denying the plaintiffs’ request for judicial review on the grounds that they lack standing to bring the action. On November 26, 2005, counsel for Tri-County Concerned Citizens, Inc. and Dalton Holland also filed a notice of intent to sue under the Clean Water Act with respect to the landfill, alleging that the U.S. Army Corps of Engineers’ determination that no jurisdictional wetlands would be impacted by the landfill was erroneous, arbitrary, capricious and unsupported by substantial evidence. The letter also alleges that we are in violation of our general permit under the National Pollutant Discharge Elimination System program for storm water. The letter is a pre-requisite to the complaining parties’ filing a suit against us under the Clean Water Act, but no suit has yet been filed. On December 23, 2005, counsel for these same parties wrote a letter to the Secretary of the KDHE alleging that we are in violation of our permit for allegedly not having submitted to the KDHE certain information contained in the report of a consultant commissioned by the landfill opponents. While we believe that we will prevail with respect to all the matters described, a final adverse determination with respect to the final permit would likely have a material adverse effect on our reported income in the future.

There have not been any material developments in the legal proceeding involving Resource Environmental Services, Inc. described in our annual report on Form 10-K for the fiscal year ended December 31, 2005. Refer to Note 12 of the Notes to Condensed Consolidated Financial Statements in Part I of this Report on Form 10-Q for a description of this legal proceeding.

We are a party to various claims and suits pending for alleged damages to persons and property and alleged liabilities occurring during the normal operations of our business. In the case of Karen Colleran, Conservator of the Estate of Robert Rooney v. Waste Connections of Nebraska, Inc., which was filed on October 31, 2003 in the District Court of Valley County, Nebraska (Case No. CI 03-57), the plaintiff sought recovery for damages allegedly suffered by Father Robert Rooney when the bicycle he was riding collided with one of our garbage trucks. The case was tried before a jury. A verdict finding no liability on our part was rendered on February 10, 2006, and the plaintiff has advised that she will not pursue an appeal. In the case of Cristobal Lozoya v. Waste Connections of Oklahoma, Inc., et al. (filed on September 27, 2004, in District Court of Oklahoma County, Oklahoma; Case No. C-2004-7933), the plaintiff sought recovery for injuries he suffered in an accident at our Oklahoma City landfill. The defendants were Waste Connections of Oklahoma, the individual operator of our equipment involved in the accident, and a personnel agency that employed the operator. The plaintiff has alleged that the defendants’ actions and/or omissions constituted gross negligence and a reckless disregard for the rights and safety of others, thereby entitling plaintiff to punitive damages in an unspecified amount. On March 8, 2006, all parties signed a mediation agreement effectively settling this case. No additional expenses were incurred by us in the Lozoya case in the three months ended March 31, 2006.

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

On May 3, 2004, we announced that our Board of Directors authorized a common stock repurchase program for the repurchase of up to $200 million of our common stock over a two-year period. On July 25, 2005, we announced that our Board of Directors approved an increase in, and extension of, the common stock repurchase program. We are now authorized to purchase up to $300 million of our common stock through March 31, 2007. Under the program, we may repurchase stock in the open market or in privately negotiated transactions from time to time at management's discretion. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of our common stock and overall market conditions. As of March 31, 2006, we have repurchased 7.9 million shares of our common stock at a cost of $267.3 million, $258.4 million of which was under the program. The table below reflects repurchases we have made for the three months ended March 31, 2006:

(In thousands, except share and per share amounts)

				Maximum
			Total Number	Approximate Dollar
			of Shares	Value of Shares that
	Total Number	Average	Purchased as	May Yet Be
	of Shares	Price Paid	Part of Publicly	Purchased
Period	Purchased	Per Share (1)	Announced Program	Under the Program (2)
1/1/06 - 1/31/06	-	$-	-	$122,186
2/1/06 - 2/28/06	209,400	36.92	209,400	114,455
3/1/06 - 3/31/06	1,929,100	37.77	1,929,100	41,600
	2,138,500	37.68	2,138,500

(1)	This amount represents the weighted average price paid per common share. This price includes a per share commission paid for all repurchases.
(2)	Gives effect to increase in authorization under the program announced on July 25, 2005.

Item 6.	Exhibits

Exhibit Number	Description of Exhibits
3.1 (o)	Amended and Restated Certificate of Incorporation of the Registrant, in effect as of the date hereof
3.2 (p)	Amended and Restated Bylaws of the Registrant, in effect as of the date hereof
4.1 (a)	Form of Common Stock Certificate
4.2 (g)	Form of Note for the Registrant’s Floating Rate Convertible Subordinated Notes Due 2022
4.3 (g) (+)	Indenture between the Registrant, as Issuer, and State Street Bank and Trust Company of California, N.A., as Trustee, dated as of April 30, 2002
4.4 (q)	Note No. 1 for the Registrant’s new Floating Rate Convertible Subordinated Notes Due 2022
4.5 (q) (+)	Indenture between the Registrant, as Issuer, and U.S. Bank National Association, as Trustee, dated as of July 21, 2004
4.6 (q)	Note No. 2 for the Registrant’s new Floating Rate Convertible Subordinated Notes due 2022
4.7 (w)	Indenture between the Registrant, as Issuer, and U.S. Bank National Association, as Trustee, dated as of March 20, 2006
4.8 (w)	Registration Rights Agreement between the Registrant and Citigroup Global Markets Inc. and Banc of America Securities LLC, dated March 20, 2006
10.1 (c)	Second Amended and Restated 1997 Stock Option Plan
10.2 (a)	Form of Option Agreement
10.3 (a)	Form of Warrant Agreement
10.4 (a)	Form of Stock Purchase Agreement dated as of September 30, 1997
10.5 (d)	Second Amended Employment Agreement between the Registrant and Darrell Chambliss, dated as of June 1, 2000
10.6 (a)	Employment Agreement between the Registrant and Eugene V. Dupreau, dated as of February 23, 1998
10.7 (a)	Form of Indemnification Agreement entered into by the Registrant and each of its directors and officers
10.8 (b) (+)	Loan Agreement, dated as of June 1, 1998, between Madera Disposal Systems, Inc. and the California Pollution Control Financing Authority
10.9 (f)	Employment Agreement between the Registrant and James M. Little, dated as of September 13, 1999
10.10 (f)	Employment Agreement between the Registrant and Jerri L. Hunt, dated as of October 25, 1999
10.11 (r)	Employment Agreement between the Registrant and Eric O. Hansen, dated as of January 1, 2001
10.12 (h)	Employment Agreement between the Registrant and Kenneth O. Rose, dated as of May 1, 2002
10.13 (h)	Employment Agreement between the Registrant and Robert D. Evans, dated as of May 10, 2002
10.14 (i)	2002 Senior Management Equity Incentive Plan
10.15 (i)	2002 Stock Option Plan
10.16 (j)	2002 Restricted Stock Plan

Exhibit Number	Description of Exhibits
10.17 (k)	Consultant Incentive Plan
10.18 (l)	Employment Agreement between the Registrant and Worthing F. Jackman, dated as of April 11, 2003
10.19 (m)	Second Amended and Restated Employment Agreement between the Registrant and Ronald J. Mittelstaedt, dated March 1, 2004
10.20 (o)	Nonqualified Deferred Compensation Plan, dated July 1, 2004
10.21 (o)	2004 Equity Incentive Plan, as amended and restated July 20, 2004
10.22 (p)	Second Amended and Restated Employment Agreement between the Registrant and Steven Bouck, dated as of October 1, 2004
10.23 (q)	Amended and Restated Revolving Credit and Term Loan Agreement, dated as of November 17, 2004
10.24 (r)	Second Amended and Restated Employment Agreement between the Registrant and Ronald J. Mittelstaedt, dated as of March 1, 2004 (and as amended March 22, 2005)
10.25 (r)	Compensation Plan for Independent Directors, dated March 1, 2005
10.26 (s)	Amendment No. 1 to the Amended and Restated Revolving Credit and Term Loan Agreement, dated as of June 30, 2005
10.27 (t)	First Amended and Restated Employment Agreement between the Registrant and David M. Hall, dated as of October 1, 2005
10.28 (t)	First Amended and Restated Employment Agreement between the Registrant and David Eddie, dated as of October 1, 2005
10.29 (u)	Amendment No. 2 to the Amended and Restated Revolving Credit and Term Loan Agreement, dated as of October 19, 2005
10.30 (v)	Amended and Restated Revolving Credit and Term Loan Agreement, dated as of January 12, 2006
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certificate of Chief Executive Officer and Chief Financial Officer

(a)	Incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S 1, Registration No. 333-48029.

(b)	Incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-4, Registration No. 333-59199.

(c)	Incorporated by reference to the exhibit filed with the Registrant’s Form S-8, filed on July 24, 2000.

(d)	Incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on November 14, 2000.

(e)	Incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on August 7, 2000.

(f)	Incorporated by reference to the exhibit filed with the Registrant’s Form 10-K filed on March 13, 2000.

(g)	Incorporated by reference to the exhibit filed with the Registrant’s Form S-3 filed on July 29, 2002.

(h)	Incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on August 13, 2002.

(i)	Incorporated by reference to the exhibit filed with the Registrant’s Form S-8 filed on February 21, 2002.

(j)	Incorporated by reference to the exhibit filed with the Registrant’s Form S-8 filed on June 19, 2002.

(k)	Incorporated by reference to the exhibit filed with the Registrant’s Form S-8 filed on January 8, 2003.

(l)	Incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on August 13, 2003.

(m)	Incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on April 22, 2004.

(n)	Incorporated by reference to the exhibit filed with the Registrant’s Form T-3 filed on June 16, 2004.

(o)	Incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on July 22, 2004.

(p)	Incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on October 22, 2004.

(q)	Incorporated by reference to the exhibit filed with the Registrant’s Form 10-K filed on February 28, 2005.

(r)	Incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on May 3, 2005.

(s)	Incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on August 5, 2005.

(t)	Incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on October 4, 2005.

(u)	Incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on October 27, 2005.

(v)	Incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on January 17, 2006.

(w)	Incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on March 23, 2006.

(+)	Filed without exhibits and schedules (to be provided supplementally on request of the Commission).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASTE CONNECTIONS, INC.

Date: May 8, 2006	BY:	/s/ Ronald J. Mittelstaedt
Ronald J. Mittelstaedt,
Chief Executive Officer

Date: May 8, 2006	BY:	/s/ Worthing F. Jackman
Worthing F. Jackman,
Executive Vice President and Chief Financial Officer