Form 10-Q
period 2006-06-30
WASTE CONNECTIONS INC/DE
filed 2006-07-31
CIK 1057058

Table of Contents
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

As of July 14, 2006:               45,594,050 shares of common stock

WASTE CONNECTIONS, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)
ASSETS	December 31, 2005	June 30, 2006
Current assets:
Cash and equivalents	$7,514	$7,727
Accounts receivable, net of allowance for doubtful accounts of $2,826 and $2,820 at December 31, 2005 and June 30, 2006, respectively	94,438	99,402
Deferred tax assets	5,145	5,416
Prepaid expenses and other current assets	17,279	19,053
Total current assets	124,376	131,598

Property and equipment, net	700,508	727,847
Goodwill	723,120	744,843
Intangible assets, net	87,651	87,743
Restricted assets	13,888	14,793
Other assets, net	26,764	28,742
	$1,676,307	$1,735,566
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54,795	$56,794
Book overdraft	8,869	3,536
Accrued liabilities	44,522	55,937
Deferred revenue	30,957	32,484
Current portion of long-term debt and notes payable	10,858	7,014
Total current liabilities	150,001	155,765

Long-term debt and notes payable	586,104	652,587
Other long-term liabilities	20,478	15,365
Deferred income taxes	175,167	183,970
Total liabilities	931,750	1,007,687

Commitments and contingencies (Note 12)
Minority interests	26,357	27,485

Stockholders’ equity:
Preferred stock: $0.01 par value; 7,500,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.01 par value; 100,000,000 shares authorized; 45,924,686 and 45,560,879 shares issued and outstanding at December 31, 2005 and June 30, 2006, respectively	459	456
Additional paid-in capital	373,382	311,417
Deferred stock compensation	(2,234)	-
Treasury stock at cost, 106,600 shares outstanding at December 31, 2005	(3,672)	-
Retained earnings	345,308	380,231
Accumulated other comprehensive income	4,957	8,290
Total stockholders’ equity	718,200	700,394
	$1,676,307	$1,735,566

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
Revenues	$180,265	$206,970	$344,709	$397,139
Operating expenses:
Cost of operations	103,616	126,574	197,766	239,637
Selling, general and administrative	17,096	20,621	34,237	40,422
Depreciation and amortization	15,938	18,736	30,549	36,968
Loss (gain) on disposal of assets	(12)	236	(133)	154
Operating income	43,627	40,803	82,290	79,958

Interest expense	(5,575)	(6,619)	(10,510)	(14,113)
Other income (expense), net	65	11	171	(3,982)
Income before income tax provision and minority interests	38,117	34,195	71,951	61,863

Minority interests	(3,426)	(3,317)	(6,114)	(6,028)
Income from continuing operations before income taxes	34,691	30,878	65,837	55,835
Income tax provision	(12,905)	(11,678)	(24,491)	(20,912)
Income from continuing operations	21,786	19,200	41,346	34,923

Loss on discontinued operations, net of tax (Note 3)	(378)	-	(579)	-
Net income	$21,408	$19,200	$40,767	$34,923

Basic earnings per common share:
Income from continuing operations	$0.47	$0.43	$0.88	$0.77
Discontinued operations	(0.01)	-	(0.01)	-
Net income per common share	$0.46	$0.43	$0.87	$0.77

Diluted earnings per common share:
Income from continuing operations	$0.45	$0.41	$0.85	$0.74
Discontinued operations	(0.01)	-	(0.01)	-
Net income per common share	$0.44	$0.41	$0.84	$0.74

Shares used in calculating basic income per share	46,727,722	45,174,415	47,097,918	45,420,613
Shares used in calculating diluted income per share	48,558,866	46,885,224	48,709,641	47,236,483

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
Six months ended June 30, 2006
(Unaudited)
(In thousands, except share amounts)

	STOCKHOLDERS’ EQUITY
		Common Stock		Additional	Accumulated Other	Deferred	Treasury Stock
	Comprehensive Income	Shares	Amounts	Paid-In Capital	Comprehensive Income	Stock Compensation	Shares	Amounts	Retained Earnings	Total

Balances at December 31, 2005		45,924,686	$459	$373,382	$4,957	$(2,234)	106,600	$(3,672)	$345,308	$718,200
Vesting of restricted stock		19,983	-	-	-	-	-	-	-	-
Cancellation of unvested restricted stock		-	-	(378)	-	-	-	-	-	(378)
Stock-based compensation		-	-	1,576	-	-	-	-	-	1,576
Exercise of stock options and warrants		1,095,735	11	30,406	-	-	-	-	-	30,417
Repurchase of common stock		(2,440,700)	(24)	(87,720)	-	-	-	-	-	(87,744)
Retirement of treasury stock		-	-	(3,672)	-	-	(106,600)	3,672	-	-
Conversion of 2022 Floating Rate Convertible Subordinated Notes		961,175	10	(10)	-	-	-	-	-	-
Issuance of common stock warrants to consultants		-	-	67	-	-	-	-	-	67
Cumulative change from adoption of accounting policy		-	-	(2,234)	-	2,234	-	-	-	-
Amounts reclassified into earnings, net of taxes		-	-	-	(1,757)	-	-	-	-	(1,758)
Change in fair value of interest rate swaps, net of taxes		-	-	-	5,090	-	-	-	-	5,091
Net income	$34,923	-	-	-	-	-	-	-	34,923	34,923
Other comprehensive income	5,290	-	-	-	-	-	-	-	-	-
Income tax effect of other comprehensive income	(1,957)	-	-	-	-	-	-	-	-	-
Comprehensive income	$38,256	-	-	-	-	-	-	-	-	-
Balances at June 30, 2006		45,560,879	$456	$311,417	$8,290	$-	-	$-	$380,231	$700,394

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six months ended June 30,
	2005	2006
Cash flows from operating activities:
Net income	$40,767	$34,923
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on disposal of assets	(330)	154
Depreciation	29,538	34,946
Amortization of intangibles	1,261	2,022
Deferred income taxes, net of acquisitions	(4,097)	6,026
Minority interests	6,114	6,028
Amortization of debt issuance costs	861	5,271
Stock-based compensation	511	1,576
Interest income on restricted assets	(169)	(288)
Closure and post-closure accretion	342	300
Tax benefit on the exercise of stock options	6,443	-
Excess tax benefit on the exercise of stock options	-	(5,501)
Net change in operating assets and liabilities, net of acquisitions	16,243	10,539
Net cash provided by operating activities	97,484	95,996

Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(12,854)	(34,838)
Capital expenditures for property and equipment	(34,271)	(49,038)
Proceeds from disposal of assets	3,933	313
Decrease (increase) in restricted assets, net of interest income	958	(617)
Increase in other assets	(156)	(236)
Net cash used in investing activities	(42,390)	(84,416)

Cash flows from financing activities:
Proceeds from long-term debt	70,064	631,997
Principal payments on notes payable and long-term debt	(61,960)	(569,619)
Change in book overdraft	(6,742)	(5,333)
Proceeds from option and warrant exercises	23,813	24,916
Excess tax benefit on the exercise of stock options	-	5,501
Distributions to minority interest holders	(5,341)	(4,900)
Payments for repurchase of common stock	(71,101)	(87,744)
Debt issuance costs	(40)	(6,185)
Net cash used in financing activities	(51,307)	(11,367)

Net increase in cash and equivalents	3,787	213
Cash and equivalents at beginning of period	3,610	7,514
Cash and equivalents at end of period	$7,397	$7,727

Non-cash financing activity:
Liabilities assumed and notes payable issued to sellers of businesses acquired	$1,921	$1,172

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

1.	BASIS OF PRESENTATION AND SUMMARY

The accompanying condensed consolidated financial statements relate to Waste Connections, Inc. and its subsidiaries (“WCI” or “the Company”) as of June 30, 2006 and for the three and six month periods ended June 30, 2005 and 2006. The consolidated financial statements of the Company include the accounts of Waste Connections, Inc. and its wholly-owned and majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The Company’s condensed consolidated balance sheet as of June 30, 2006, the condensed consolidated statements of income for the three and six months ended June 30, 2005 and 2006, the condensed consolidated statements of stockholders’ equity and comprehensive income for the six months ended June 30, 2006, and the condensed consolidated statements of cash flows for the six months ended June 30, 2005 and 2006 are unaudited. In the opinion of management, such consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. The consolidated financial statements presented herein should be read in conjunction with the Company's 2005 annual report on Form 10-K.

In preparing the Company’s consolidated financial statements, estimates and assumptions are made that affect the accounting for and recognition of assets, liabilities, revenues and expenses. These estimates and assumptions must be made because certain information that is used in the preparation of the Company’s consolidated financial statements is dependent on future events, cannot be calculated with a high degree of precision from data available or is not capable of being readily calculated based on generally accepted methodologies. In some cases, these estimates are particularly difficult to determine and the Company must exercise significant judgment. The estimates and the assumptions having the greatest amount of uncertainty, subjectivity and complexity are related to the Company’s accounting for landfills, self-insurance, allocation of acquisition purchase price and asset impairments. Another area that involves estimation is the amount of potential exposure the Company may have with respect to litigation, claims and assessments in accordance with SFAS No. 5, Accounting for Contingencies. Actual results for all estimates could differ materially from the estimates and assumptions that the Company uses in the preparation of its consolidated financial statements.

2.	NEW ACCOUNTING STANDARDS

SFAS 153. In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 (“SFAS 153”). SFAS 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and amends APB No. 29 to eliminate the exception of nonmonetary exchanges of similar productive assets and replaces it with a general exception of exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in annual fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 on January 1, 2006 did not have a material impact on the Company’s financial position or results of operations.

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

FIN 48. On July 13, 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 requires a company to evaluate whether the tax position taken by a company will more likely than not be sustained upon examination by the appropriate taxing authority. It also provides guidance on how a company should measure the amount of benefit that the company is to recognize in its financial statements. Under FIN 48, a company should also classify a liability for unrecognized tax benefits as current to the extent the company anticipates making a payment within one year. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact this statement will have on its financial position and results of operations.

3.	DISCONTINUED OPERATIONS

In the second quarter of 2005, the Company disposed of a hauling operation in Utah and exited a landfill operating contract with a finite term in California. The three and six month periods ending June 30, 2005, have been restated to present the results for these operations as discontinued operations.

The table below reflects the discontinued operations for the three and six months ended June 30, 2005, as follows:

	Three months ended June 30, 2005	Six months ended June 30, 2005
Revenues	$294	$1,367
Operating expenses:
Cost of operations	906	2,041
Selling, general and administrative	95	195
Depreciation and amortization	92	250
Gain on disposal of assets and operations	(197)	(197)
Operating loss	(602)	(922)
Other income, net	-	-
Loss from operations of discontinued operations	(602)	(922)
Income tax benefit	224	343
Loss on discontinued operations	$(378)	$(579)

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

Stock-based compensation expense recognized during the three months ended June 30, 2006, was approximately $958 ($596 net of taxes), or approximately a $0.01 per share decrease to basic and diluted net income per common share and consisted of stock option, restricted stock unit and restricted stock expense. Stock-based compensation expense recognized during the six months ended June 30, 2006, was approximately $1,576 ($985 net of taxes), or approximately a $0.02 per share decrease to basic and diluted net income per common share and consisted of stock option, restricted stock unit and restricted stock expense. Stock option expense recognized as a result of adopting SFAS 123(R) was $165 and $256 for the three and six months ended June 30, 2006, respectively. During the fourth quarter of 2005, the Company accelerated the vesting of all unvested stock options. As a result, stock-based compensation in periods subsequent to the acceleration is significantly reduced. This expense was included in “Selling, general and administrative” expenses in the Condensed Consolidated Statements of Income. A contra-equity balance of $2,234 in “Deferred stock compensation” on the Condensed Consolidated Balance Sheet was reversed as a change in accounting policy upon the adoption of SFAS 123(R) to “Additional paid-in capital” as of January 1, 2006. The total compensation cost at June 30, 2006, related to unvested stock option, restricted stock unit and restricted stock awards was $12,954 and that future expense will be recognized over the expected life of the stock option, restricted stock unit and restricted stock awards which currently extends to 2011. The weighted average remaining vesting period of those awards is 2.21 years.

The excess tax benefit from the exercise of stock options was approximately $5,501 during the six months ended June 30, 2006. Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as an operating cash flow, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option. SFAS 123(R) requires the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

The following table summarizes the Company’s pro forma net income and pro forma basic and diluted earnings per share for the three and six months ended June 30, 2005.

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net income, as reported	$21,408	$40,767
Add: stock-based employee compensation expense included in reported net income, net of related tax efforts	161	321
Deduct: total stock-based employee compensation expense determined under fair value method for all awards, net of related tax efforts	(1,794)	(3,629)
Pro forma net income	$19,775	$37,459

Earnings per share:
Basic - as reported	$0.46	$0.87
Basic - pro forma	$0.42	$0.80

Diluted - as reported	$0.44	$0.84
Diluted - pro forma	$0.41	$0.77

The Company’s calculations of stock-based compensation expense for the three and six months ending June 30, 2005 and 2006 were made using the Black-Scholes option-pricing model. The fair value of the Company’s stock option grants was estimated assuming no expected dividend yield and the following weighted average assumptions for the three and six months ending June 30, 2005 and 2006, as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
Expected life	3 to 4 years	4 years	3 to 4 years	4 years
Risk-free interest rate	3.6% - 3.7%	5.0%	3.6% - 3.7%	4.8%
Expected volatility	20%	20%	20%	20%

Expected life is calculated based on the weighted average historical life of the vested stock options. Risk-free interest rate is based on the U.S. treasury yield curve for the period of the expected life of the stock option for the three and six month periods ending June 30, 2005 and 2006. Expected volatility is calculated using the daily historical volatility over the last one year for the three and six months ending June 30, 2005, and over the last three years for the three and six months ending June 30, 2006.

The Company may grant stock options to selected employees, directors, and consultants to the Company to purchase shares of the Company’s common stock. The Company has multiple stock option plans including the Second Amended and Restated 1997 Stock Option Plan (the “1997 Stock Option Plan”), the 2002 Stock Option Plan, the 2002 Senior Management Equity Incentive Plan, and the Second Amended and Restated 2004 Equity Incentive Plan (the “2004 Equity Incentive Plan”). When stock options are exercised by the option holder, shares are issued out of the pool of authorized shares of common stock. Refer to Note 11 for details on the Company’s share repurchase program.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

Under the 1997 Stock Option Plan, all officers, employees, directors and consultants may participate. Options granted under the 1997 Stock Option Plan may either be incentive stock options or nonqualified stock options, generally have a term of 10 years from the date of grant, and will vest over periods determined at the date of grant. The exercise prices of the options are determined by the Company’s Board of Directors and will be at least 100% or 110% of the fair market value of the Company’s common stock on the date of grant as provided for in the plan. A total of 5,250,000 shares of the Company’s common stock were reserved for issuance under the 1997 Stock Option Plan. As of June 30, 2006, options for 53,746 shares of common stock were available for future grants under the 1997 Stock Option Plan.

Under the 2002 Stock Option Plan, participation is limited to consultants and employees, other than officers and directors. Options granted under the 2002 Stock Option Plan are nonqualified stock options and have a term of no longer than 10 years from the date they are granted. Options generally become exercisable in installments pursuant to a vesting schedule set forth in each option agreement. The exercise prices of the options are determined by the Company’s Board of Directors at the time of grant. A total of 3,750,000 shares of the Company’s common stock were reserved for issuance under the 2002 Stock Option Plan. As of June 30, 2006, options for 79,520 shares of common stock were available for future grants under the 2002 Stock Option Plan.

Under the 2002 Senior Management Equity Incentive Plan, participation is limited to officers and directors of the Company and its subsidiaries. Options granted under the 2002 Senior Management Equity Incentive Plan may be either incentive stock options or nonqualified stock options and have a term of no longer than 10 years from the date they are granted. Options generally become exercisable in installments pursuant to a vesting schedule set forth in each option agreement. The exercise prices of the options are determined by the Company’s Board of Directors and will be at least 100% or 110% of the fair market value of the Company’s common stock on the date of grant as provided for in the plan. A total of 4,500,000 shares of the Company’s common stock were reserved for issuance under the 2002 Senior Management Equity Incentive Plan. As of June 30 2006, options for 1,059,110 shares of common stock were available for future grants under the 2002 Senior Management Equity Incentive Plan.

Under the 2004 Equity Incentive Plan, all employees, officers, directors and consultants may participate. Options granted under the 2004 Equity Incentive Plan are nonqualified stock options and have a term of no longer than five years from the date they are granted. The exercise prices of the options are determined by the Company’s Board of Directors at the time of grant, and shall not be less than the fair market value of the Company’s common stock on the date of grant. Restricted stock awards under the plan may or may not require a cash payment from a participant to whom an award is made; restricted stock unit awards under the plan do not require any cash payment from the participant to whom an award is made. Restricted stock, restricted stock units, and options generally vest in installments pursuant to a vesting schedule set forth in each option or restricted stock or unit agreement. On May 25, 2006, the stockholders of the Company approved the Second Amended and Restated 2004 Equity Incentive Plan. Under this plan, a total of 1,850,000 shares of the Company’s common stock were reserved for issuance under this plan, all of which may be used for grants of stock options, restricted stock and/or restricted stock units. As of June 30, 2006, 805,150 shares of common stock were available to be issued pursuant to future awards granted under the 2004 Equity Incentive Plan.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

A summary of option activity under the foregoing stock option plans as of December 31, 2005, and changes during the six month period ending June 30, 2006, is presented below:

	Unvested Shares	Vested Shares	Total Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2005	-	5,482,934	5,482,934	$ 25.62
Granted	344,600	1,000	345,600	34.81
Forfeited	(7,000)	(9,875)	(16,875)	35.10
Exercised	-	(1,084,721)	(1,084,721)	22.97
Outstanding at June 30, 2006	337,600	4,389,338	4,726,938	26.87
Exercisable at June 30, 2006	-	4,389,338	4,389,338	26.26

The weighted average grant date fair value per share for the 344,600 unvested stock options granted during the six month period ending June 30, 2006 was $7.72. The weighted average grant date fair value per share for the 7,000 unvested stock options forfeited during the six month period ending June 30, 2006 was $8.50. The total intrinsic value of stock options exercised during the six month period ending June 30, 2006 was $16,135. The total fair value of the 1,000 stock options vested during the six month period ending June 30, 2006 was $8.

The following summarizes information about stock options, under the foregoing stock options plans, which are outstanding and exercisable as of June 30, 2006:

	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2006	7.1	$ 45,056
Exercisable at June 30, 2006	6.9	$ 44,513

Restricted Stock: Under the 2002 Restricted Stock Plan, selected employees, other than officers and directors, may participate. Restricted stock awards under the 2002 Restricted Stock Plan may or may not require a cash payment from a participant to whom an award is made. The awards become free of the stated restrictions over periods determined at the date of the grant, subject to continuing employment, the achievement of particular performance goals and/or the satisfaction of certain vesting provisions applicable to each award of shares. A total of 142,500 shares of the Company’s common stock were reserved for issuance under the 2002 Restricted Stock Plan. As of June 30, 2006, 18,933 shares of common stock were available for future grants of restricted stock under the 2002 Restricted Stock Plan. Under the 2004 Equity Incentive Plan described above, as of June 30, 2006, up to 805,150 shares of common stock were available for future grants of restricted stock and/or restricted stock units. The fair value of restricted stock and restricted stock units for the six months ending June 30, 2005 and 2006 were determined based on the number of shares granted and the quoted price of the Company’s common stock.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

A summary of activity under restricted stock and restricted stock unit plans as of December 31, 2005, and changes during the six month period ending June 30, 2006, is presented below:

Unvested Shares
Outstanding at December 31, 2005	102,867
Granted	304,300
Forfeited	(7,129)
Vested	(30,897)
Outstanding at June 30, 2006	369,141

The weighted average grant date fair value per share for the 304,300 shares of restricted stock units granted during the six month period ending June 30, 2006 was $34.85.

Warrants: Under the 2002 Consultant Incentive Plan, warrants to purchase the Company’s common stock may be issued to certain consultants to the Company. Warrants awarded under the Consultant Incentive Plan are subject to a vesting schedule set forth in each warrant agreement. Historically, warrants issued have been fully vested and exercisable at the date of grant. The purchase price per share of the warrants granted under the plan is determined by the Company’s Board of Directors at the time of grant. The Board reserved 300,000 shares of the Company’s common stock for issuance under the Consultant Incentive Plan. As of June 30, 2006, 177,602 shares of common stock were available for future grants of warrants under the 2002 Consultant Incentive Plan.

Warrants issued to consultants are valued using the Black-Scholes pricing model with assumed stock price volatility and risk-free interest rates similar to those used for stock options, and with an expected life of five years. Warrants issued to consultants are recorded as an element of the related cost of acquisitions or landfill development projects, based on the services provided by the consultant.

A summary of warrant activity as of December 31, 2005, and changes during the six month period ending June 30, 2006 is presented below:

	Warrants	Weighted-Average Exercise Price
Outstanding at December 31, 2005	61,099	$23.52
Granted	5,963	39.33
Forfeited	-	-
Exercised	(31,050)	24.93
Outstanding at June 30, 2006	36,012	24.92

The warrants are exercisable when granted and expire between 2007 and 2011.

5.	LANDFILL ACCOUNTING

At June 30, 2006, the Company owned 24 landfills, and operated, but did not own, three landfills under life-of-site operating contracts and eight landfills under operating contracts with finite terms. The Company’s landfills have site costs with a net book value of $412,940 at June 30, 2006. With the exception of three owned

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

landfills that only accept construction and demolition waste, all landfills that the Company owns or operates are municipal solid waste landfills. For the Company’s eight landfills operated under agreements with finite terms, the owner of the property, generally a municipality, usually owns the permit and is generally responsible for final capping, closure and post-closure obligations. The Company is responsible for all final capping, closure and post-closure liabilities for the three landfills that it operates under life-of-site operating agreements.

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

Based on remaining permitted capacity as of June 30, 2006, and projected annual disposal volumes, the average remaining landfill life for the Company’s owned landfills and landfills operated under life-of-site operating agreements is approximately 56 years. The Company is currently seeking to expand permitted capacity at five of its owned landfills and two landfills that it operates under life-of-site operating agreements, and considers the achievement of these expansions to be probable. Although the Company cannot be certain that all future expansions will be permitted as designed, the average remaining life, when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume, of the Company’s owned landfills and landfills operated under life-of-site operating agreements is 62 years, with lives ranging from seven to 198 years.

The Company uses the units of consumption method to calculate the depletion rate at its landfills. This methodology divides the costs associated with acquiring, permitting and developing the permitted and expansion areas of the landfill by the total remaining permitted and probable expansion disposal capacity of that landfill. The resulting per unit depletion rate is applied to each ton of waste disposed at the landfill and is recorded as expense for that period. During the six months ended June 30, 2005 and 2006, the Company expensed approximately $7,953 and $8,777, respectively, or an average of $2.52 and $2.52 per ton consumed, respectively, related to landfill depletion. On January 1, 2006, the Company reclassified two landfills from life-of-site classification to operated landfills. This reclassification is reflected in all landfill balances as of June 30, 2005 and 2006.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

The Company reserves for final capping, closure and post-closure maintenance obligations at the landfills it owns and landfills it operates under life-of-site operating agreements. The Company calculates the net present value of its final capping, closure and post-closure commitments recorded in 2006 assuming a 2.5% inflation rate and a 7.5% discount rate. The resulting final capping, closure and post-closure obligation is recorded on the balance sheet as an addition to site costs and amortized to depletion expense as the landfill’s airspace is consumed. Interest is accreted on the recorded liability using the corresponding discount rate. During the six months ended June 30, 2005 and 2006, the Company expensed approximately $342 and $300, respectively, or an average of $0.11 and $0.09 per ton consumed, respectively, related to final capping, closure and post-closure accretion expense.

The following is a reconciliation of the Company’s final capping, closure and post-closure liability balance from December 31, 2005 to June 30, 2006:

Final capping, closure and post-closure liability at December 31, 2005	$15,906
Decrease in final capping, closure and post-closure liability from changes in annual engineering cost estimates	(2,630)
Liabilities incurred	439
Accretion expense	300
Change in third party final capping, closure and post-closure liability	(3,494)
Final capping, closure and post-closure liability at June 30, 2006	$10,521

The primary decrease in the future final capping, closure and post-closure liability related to a change in the interim and final capping requirements for a landfill, which permits the Company to use less expensive materials to cap the landfill. The Company performs its annual review of its engineering cost estimates in the first quarter of each year.

The Company owns two landfills for which the prior owner is obligated to reimburse Waste Connections for certain costs the Company incurs for final capping, closure and post-closure activities on the portion of the landfill utilized by the prior owner. At June 30, 2006, the Company has recorded on its balance sheet a receivable of $3,280 from the prior owners in long-term other assets and has accrued the prior owners’ portions of the final capping, closure and post-closure obligation, totaling $3,280, in other long-term liabilities.

At June 30, 2006, $12,771 of the Company’s restricted assets balance was for purposes of settling future final capping, closure and post-closure liabilities.

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

During the six months ended June 30, 2006, the Company acquired eight non-hazardous solid waste collection, transfer and recycling businesses. Aggregate consideration for the acquisitions consisted of $34,266 in cash (net of cash acquired), common stock warrants valued at $67 and the assumption of debt totaling $1,172.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

The purchase prices have been allocated to the identified intangible assets and tangible assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition, with any residual amounts allocated to goodwill. The purchase price allocations are considered preliminary until the Company is no longer waiting for information that it has arranged to obtain and that is known to be available or obtainable. Although the time required to obtain the necessary information will vary with circumstances specific to an individual acquisition, the “allocation period” for finalizing purchase price allocations does not exceed one year from the consummation of a business combination.

As of June 30, 2006, the Company had 15 acquisitions for which purchase price allocations were preliminary, mainly as a result of pending working capital valuations. The Company believes the potential changes to its preliminary purchase price allocations will not have a material impact on its financial condition, results of operations or cash flows.

A summary of the purchase price allocations for acquisitions consummated in the six months ended June 30, 2005 and preliminary purchase price allocations for acquisitions consummated in the six months ended June 30, 2006 is as follows:

	2005 Acquisitions	2006 Acquisitions
Acquired Assets:
Accounts receivable	$892	$392
Prepaid expenses and other current assets	52	367
Property and equipment	7,978	12,286
Goodwill	4,858	21,935
Long-term franchise agreements and contracts	90	1,859
Other intangibles	-	182
Non-competition agreements	102	74
Other assets	-	591
Assumed Liabilities:
Accounts payable	(314)	(129)
Accrued liabilities	(1,169)	(1,422)
Debt and other liabilities assumed	(1,921)	(1,172)
Deferred revenue	(264)	(81)
Deferred taxes	-	(549)
Total consideration, net	$10,304	$34,333

During the six months ended June 30, 2005, the Company paid or adjusted $2,556 of acquisition-related liabilities accrued at December 31, 2004. During the six months ended June 30, 2006, the Company paid or adjusted $572 of acquisition-related liabilities accrued at December 31, 2005.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

The eight acquisitions acquired in the six months ended June 30, 2006 were not material to the Company’s results of operations.

Goodwill, and long-term franchise agreements, contracts, other intangibles and non-competition agreements acquired in the six months ended June 30, 2005, totaling $4,858 and $128, respectively, are expected to be deductible for tax purposes. Goodwill, and long-term franchise agreements, contracts, other intangibles and non-competition agreements acquired in the six months ended June 30, 2006, totaling $18,293 and $631 respectively, are expected to be deductible for tax purposes.

7.	INTANGIBLE ASSETS

Intangible assets, exclusive of goodwill, consisted of the following at June 30, 2006:

	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Long-term franchise agreements and contracts	$58,476	$(6,334)	$52,142
Non-competition agreements	4,857	(3,717)	1,140
Other	13,287	(2,674)	10,613
	76,620	(12,725)	63,895

Nonamortized intangible assets:
Indefinite-lived intangible assets	23,848	-	23,848
Intangible assets, exclusive of goodwill	$100,468	$(12,725)	$87,743

The weighted-average amortization periods of long-term franchise agreements and contracts, non-competition agreements and other intangibles acquired during the six months ended June 30, 2006 are 9.5 years, 7.0 years, and 7.5 years, respectively.

The amounts assigned to indefinite-lived intangible assets consist of the value of certain perpetual rights to provide solid waste collection and transportation services in specified territories.

Estimated future amortization expense for the next five years of amortizable intangible assets is as follows:

For the year ended December 31, 2006	$4,024
For the year ended December 31, 2007	3,916
For the year ended December 31, 2008	3,727
For the year ended December 31, 2009	3,559
For the year ended December 31, 2010	3,492

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

8.	LONG-TERM DEBT

Long-term debt consists of the following:

	December 31, 2005	June 30, 2006
Revolver under Credit Facility, bearing interest ranging from 5.7% to 8.0%*	$367,000	$411,500
2026 Senior Convertible Notes, bearing interest at 3.75%	-	200,000
2022 Floating Rate Convertible Subordinated Notes^	175,000	-
2001 Wasco Bonds, bearing interest from 7.0% to 7.3%*	12,165	11,740
California Tax-Exempt Bonds, bearing interest ranging from 3.1% to 4.0%*	24,045	22,270
Notes payable to sellers in connection with acquisitions, bearing interest at 5.5% to 7.5%*	7,849	4,928
Notes payable to third parties, bearing interest at 5.1% to 11.0%*	10,903	9,163
	596,962	659,601
Less - current portion	(10,858)	(7,014)
	$586,104	$652,587

* Interest rates in the table above represent the range of interest rates incurred during the six month period ended June 30, 2006.
^ Redeemed as of June 30, 2006.

On March 20, 2006, the Company completed its offering of $200,000 aggregate principal amount of its 3.75% Convertible Senior Notes due 2026 (“2026 Notes”), pursuant to a private placement. The terms and conditions of the 2026 Notes are set forth in the Indenture, dated as of March 20, 2006, between the Company and U.S. Bank National Association, as trustee. The 2026 Notes rank equally in right of payment to all of the Company’s other existing and future senior uncollateralized and unsubordinated indebtedness. The 2026 Notes rank senior in right of payment to all of the Company’s existing and future subordinated indebtedness and are subordinated in right of payment to the Company’s collateralized obligations to the extent of the assets collateralizing such obligations. The 2026 Notes bear interest at 3.75% per annum payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2006, until the maturity date of April 1, 2026. The Company’s obligations under the 2026 Notes are not guaranteed by any third party.

The 2026 Notes are convertible into cash and, if applicable, shares of common stock based on an initial conversion rate of 19.6078 shares of common stock per $1 principal amount of 2026 Notes (which is equal to an initial conversion price of approximately $51.00 per share), subject to adjustment, and only under certain circumstances.   If the conversion value is greater than the principal amount of each note, the Company will be required to deliver to holders upon conversion, at its option, (i) a number of shares of the Company’s common stock, (ii) cash, or (iii) a combination of cash and shares of the Company’s common stock in an amount calculated as described in the prospectus filed by the Company in connection with the exchange offer.  The holders of the 2026 Notes who convert their notes in connection with a change in control (as defined in the Indenture) may be entitled to a make-whole premium in the form of an increase in the conversion rate.

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

In April 2006, the Company called for redemption $87,500 of the $175,000 aggregate principal amount of its 2022 Floating Rate Convertible Subordinated Notes (“2022 Notes”) on May 8, 2006, and the remaining $87,500 on June 5, 2006. Holders of the 2022 Notes had the right to convert their notes at any time prior to 5:00 p.m., New York City time, on the day that was two business days immediately preceding the corresponding redemption date. Notes converted into common stock prior to the corresponding redemption date were not entitled to receive interest accrued from May 1, 2006. Unless earlier converted, the Company was obligated to redeem the 2022 Notes at a price of $1.020 per $1 principal amount of the 2022 Notes, together with accrued and unpaid interest to the corresponding redemption date. After that date, interest ceased to accrue on the redeemed 2022 Notes. The Company paid approximately $175,000 in cash and issued 961,175 shares of its common stock in connection with the conversion and redemption. The Company funded the conversion and redemption with borrowings under its senior secured revolving credit facility. Additionally, due to the Company’s closing stock price meeting the 2022 Notes’ conversion threshold in the first quarter of 2006 of trading at more than 110% of the conversion price per share for at least 20 trading days in a period of 30 consecutive trading days, the Company recorded a non-cash, pre-tax charge of $4,185 ($2,637 net of taxes) in other income (expense) for the write-off of unamortized debt issuance costs associated with the full $175,000 aggregate principal amount of the notes called for redemption.

At June 30, 2006, the Company’s derivative instruments consisted of seven interest rate swap agreements that effectively fix the interest rate on the applicable notional amounts of the Company’s variable rate debt as follows:

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

The following table sets forth the numerator and denominator used in the computation of basic and diluted net income per common share for the three and six months ended June 30, 2005 and 2006:

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
Numerator:
Net income for basic and diluted earnings per share	$21,408	$19,200	$40,767	$34,923

Denominator:
Basic shares outstanding	46,727,722	45,174,415	47,097,918	45,420,613
Dilutive effect of 2022 Notes	576,015	432,755	377,259	524,034
Dilutive effect of stock options and warrants	1,230,130	1,190,465	1,202,461	1,222,422
Dilutive effective of restricted stock	24,999	87,589	32,003	69,414
Diluted shares outstanding	48,558,866	46,885,224	48,709,641	47,236,483

The Company’s 2022 Notes were convertible, under certain circumstances, into 5,424,668 shares of common stock until they were redeemed in May and June 2006 (see Note 8). The 2022 Notes were exchanged in 2004 and required (subject to certain exceptions) payment of the principal value in cash and net share settle of the conversion value in excess of the principal value of the notes upon conversion. In accordance with EITF 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share, the Company has included the dilutive effect of the conversion value in excess of the principal value of the notes.

The Company’s 2026 Notes are convertible, under certain circumstances, into 3,921,569 shares of common stock. The 2026 Notes require (subject to certain exceptions) payment of the principal value in cash and net share settle of the conversion value in excess of the principal value of the notes upon conversion. In accordance with EITF 04-8, these shares have not been included in the computation of diluted net income per share for the six months ended June 30, 2006 because the conversion value was not in excess of the principal value of the notes. In addition, the conversion feature of the 2026 Notes meet all the requirements of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, to be accounted for as an equity interest and not as a derivative. Therefore, in the event the 2026 Notes become convertible, a holder electing to convert will receive a cash payment for the principal amount of the debt and net shares of the Company’s common stock equal to the value of the conversion spread, which the Company will account for as a debt repayment with no gain or loss, and the issuance of common stock will be recorded in stockholders’ equity.

For the three months ended June 30, 2005, all outstanding stock options and warrants were included in the computation of diluted earnings per share as they were all dilutive. For the six months ended June 30, 2005, stock options and warrants to purchase 17,500 shares were excluded from the computation of diluted earnings per share as they were anti-dilutive. For the three and six months ended June 30, 2006, stock options and warrants to purchase 7,625 and 14,125 shares, respectively, were excluded from the computation of diluted earnings per share as they were anti-dilutive.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

10. COMPREHENSIVE INCOME

Comprehensive income includes changes in the fair value of interest rate swaps that qualify for hedge accounting. The difference between net income and comprehensive income for the three and six months ended June 30, 2005 and 2006 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
Net income	$21,408	$19,200	$40,767	$34,923
Unrealized gain on interest rate swaps, net of tax (benefit) expense of $(604) and $727 for the three months ended June 30, 2005 and 2006, respectively, and $286 and $1,957 for the six months ended June 30, 2005 and 2006, respectively	(1,019)	1,236	482	3,333
Comprehensive income	$20,389	$20,436	$41,249	$38,256

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

The components of other comprehensive income and related tax effects for the three and six months ended June 30, 2005 and 2006 are as follows:

	Three months ended June 30, 2005
	Gross	Tax effect	Net of tax
Amounts reclassified into earnings	$(306)	$(114)	$(192)
Changes in fair value of interest rate swaps	(1,317)	(490)	(827)
	$(1,623)	$(604)	$(1,019)

	Three months ended June 30, 2006
	Gross	Tax effect	Net of tax
Amounts reclassified into earnings	$(1,552)	$(574)	$(978)
Changes in fair value of interest rate swaps	3,515	1,301	2,214
	$1,963	$727	$1,236

	Six months ended June 30, 2005
	Gross	Tax effect	Net of tax
Amounts reclassified into earnings	$(305)	$(113)	$(192)
Changes in fair value of interest rate swaps	1,073	399	674
	$768	$286	$482

	Six months ended June 30, 2006
	Gross	Tax effect	Net of tax
Amounts reclassified into earnings	$(2,790)	$(1,033)	$(1,757)
Changes in fair value of interest rate swaps	8,080	2,990	5,090
	$5,290	$1,957	$3,333

The estimated amount of the existing unrealized gains as of June 30, 2006 (based on the interest rate yield curve at that date) included in accumulated other comprehensive income expected to be reclassified into pre-tax earnings within the next 12 months is $7,101. The timing of actual amounts reclassified into earnings is dependent on future movements in interest rates.

11.	SHARE REPURCHASE PROGRAM

On May 3, 2004, the Company announced that its Board of Directors had authorized a common stock repurchase program for the repurchase of up to $200,000 of common stock over a two-year period. On July 25, 2005, the Company announced that its Board of Directors authorized a $100,000 increase to its existing $200,000 common stock repurchase program. The Board also extended the program’s term through March 31, 2007 from its existing term end of May 2, 2006. Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management's discretion. The timing and amounts of any repurchases will depend on many factors, including the Company's capital structure, the market price of the common stock and overall market conditions. During the six months ended June 30, 2005 and 2006, the Company repurchased 2,034,305 and 2,334,100 shares, respectively, of its common stock under this program at a cost of $71,101 and $87,744, respectively. As of June 30, 2006, the remaining maximum dollar value of shares available for purchase under the program is approximately $34,442.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

12.	COMMITMENTS AND CONTINGENCIES

The Company’s subsidiary, High Desert Solid Waste Facility, Inc. (formerly known as Rhino Solid Waste, Inc.), owns undeveloped property in Chaparral, New Mexico, for which it sought a permit to operate a municipal solid waste landfill. After a public hearing, the New Mexico Environment Department approved the permit for the facility on January 30, 2002. Colonias Development Council, or CDC, a nonprofit organization, opposed the permit at the public hearing and appealed the Department’s decision to the courts of New Mexico, primarily on the grounds that the Department failed to consider the social impact of the landfill on the community of Chaparral, and failed to consider regional planning issues. On July 18, 2005, in Colonias Dev. Council v. Rhino Envtl. Servs., Inc. (In re Rhino Envtl. Servs.), 2005 NMSC 24, 117 P.3d 939, the New Mexico Supreme Court remanded the matter back to the Department to conduct a limited public hearing on certain evidence that CDC claims was wrongfully excluded from consideration by the hearing officer, and to allow the Department to reconsider the evidence already proffered concerning the impact of the landfill on the surrounding community’s quality of life. The hearing is scheduled for November 2006. At June 30, 2006, the Company had $8,162 of capitalized expenditures related to this landfill development project. If the Company is not ultimately issued a permit to operate the landfill, the Company will be required to expense in a future period the $8,162 of capitalized expenditures, less the recoverable value of the undeveloped property and other amounts recovered, which would likely have a material adverse effect on the Company’s reported income for that period.

The Company opened a municipal solid waste landfill in Harper County, Kansas in January 2006. This landfill has been opposed by a citizens’ group calling itself “Tri-County Concerned Citizens” and others. The landfill opponents initially challenged the zoning permit for the property, which was upheld by the Kansas Court of Appeals. On September 2, 2005, the Kansas Department of Health and Environment (“KDHE”) issued a final permit to operate the landfill. On October 3, 2005, landfill opponents filed a suit (Board of Commissioners of Sumner County, Kansas, Tri-County Concerned Citizens and Dalton Holland v. Roderick Bremby, Secretary of the Kansas Department of Health and Environment, et al.) in the District Court of Shawnee County, Kansas (Case No. 05-C-1264), seeking a judicial review of the order, alleging that a site analysis prepared for the Company and submitted to the Department as part of the process leading to the issuance of the permit was deficient in several respects. The action sought to stay the effectiveness of the permit and to nullify it. The Company intervened in this case. On April 7, 2006, the District Court issued an order denying the plaintiffs’ request for judicial review on the grounds that they lack standing to bring the action. The plaintiffs have appealed this decision to the Kansas Court of Appeals. On November 26, 2005, counsel for Tri-County Concerned Citizens, Inc. and Dalton Holland also filed a notice of intent to sue under the Clean Water Act with respect to the landfill, alleging that the U.S. Army Corps of Engineers’ determination that no jurisdictional wetlands would be impacted by the landfill was erroneous, arbitrary, capricious and unsupported by substantial evidence. The letter also alleges that the Company is in violation of the Company’s general permit under the National Pollutant Discharge Elimination System program for storm water. The letter is a pre-requisite to the complaining parties’ filing of a suit against the Company under the Clean Water Act, but no suit has yet been filed. On December 23, 2005, counsel for these same parties wrote a letter to the Secretary of the KDHE alleging that the Company is in violation of its permit for allegedly not having submitted to the KDHE certain information contained in the report of a consultant commissioned by the landfill opponents. While the Company believes that it will prevail with respect to all the matters described, a final adverse determination with respect to the permit would likely have a material adverse effect on the Company’s reported income in the future.

Resourceful Environmental Services, Inc. (“RES”) filed a complaint alleging that Waste Connections, Inc. and Waste Connections of Mississippi, LLC misrepresented their intention concerning the potential purchase of RES (Resourceful Environmental Services, Inc. v. Waste Connections, et al., filed on December 31, 2002 in the Circuit Court of Tippah County, Mississippi, Case No. T-02-308). The Company acquired Liberty Waste in October 2001. The Company considered acquiring RES, a company Liberty Waste had considered purchasing,

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

and ultimately WCI decided not to buy the company. RES’s complaint alleges misrepresentation and conspiracy based on alleged oral assurances that the acquisition would go forward. A trial is scheduled for June 4, 2007. Plaintiff is seeking compensatory damages of $400, and punitive damages of $50,000. The Company believes that this case is without merit. The Company has not established a reserve for this case, and it has no insurance coverage in the event of recovery by the plaintiff. An adverse determination in this case, coupled with a significant damage award to the plaintiff, could have an adverse effect on the Company’s reported income in the period incurred.

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

In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business. Except as noted in the legal cases described above, as of June 30, 2006, there is no current proceeding or litigation involving the Company that the Company believes will have a material adverse impact on its business, financial condition, results of operations or cash flows.

.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q are forward-looking in nature. These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “anticipates,” or the negative thereof or comparable terminology, or by discussions of strategy.

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

We are an integrated solid waste services company that provides solid waste collection, transfer, disposal and recycling services in mostly secondary markets in the Western and Southern U.S. We also provide intermodal services for the rail haul movement of cargo containers in the Pacific Northwest through a network of six intermodal facilities. We seek to avoid highly competitive, large urban markets and instead target markets where we can provide either non-integrated or integrated solid waste services under exclusive arrangements, or markets where we can be integrated and attain high market share. In markets where waste collection services are provided under exclusive arrangements, or where waste disposal is municipally funded or available at multiple municipal sources, we believe that controlling the waste stream by providing collection services under exclusive arrangements is often more important to our growth and profitability than owning or operating landfills. As of June 30, 2006, we served more than one million residential, commercial and industrial customers from a network of operations in 23 states: Alabama, Arizona, California, Colorado, Idaho, Illinois, Iowa, Kansas, Kentucky, Minnesota, Mississippi, Montana, Nebraska, New Mexico, Ohio, Oklahoma, Oregon, South Dakota, Tennessee, Texas, Utah, Washington and Wyoming. As of that date, we owned or operated a network of 117 solid waste collection operations, 37 transfer stations, 27 recycling operations, 32 municipal solid waste landfills and three construction and demolition landfills. In the third quarter of 2006, we sold our operations in Ohio, which represented annual revenues of approximately $1.5 million.

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements. As described by the Securities and Exchange Commission, critical accounting estimates and assumptions are those that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and that have a material impact on the financial condition or operating performance of a company. There was only one change to our critical accounting estimates and assumptions in the six months ended June 30, 2006 which is described below. Refer to our most recent Annual Report on Form 10-K for a complete description of our critical accounting estimates and assumptions.

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

Consistent with prior years, we use the Black-Scholes option pricing model which requires extensive use of accounting judgment and financial estimation, including estimates of the expected term option holders will retain their vested stock options before exercising them, the estimated volatility of our common stock price over the expected term, and the number of options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and, consequently, the related amounts recognized in the Condensed Consolidated Statements of Income within this document.

Stock-based compensation expense recognized during the three months ended June 30, 2006, totaled approximately $1.0 million ($0.6 million net of taxes) and consisted of stock option, restricted stock unit and restricted stock expense. Stock-based compensation expense recognized during the six months ended June 30, 2006 totaled approximately $1.6 million ($1.0 million net of taxes) and consisted of stock option, restricted stock unit and restricted stock expense. This expense was included in “Selling, general and administrative” expenses in the Condensed Consolidated Statements of Income within this document. A contra-equity balance of $2.2 million in “Deferred stock compensation” on the Condensed Consolidated Balance Sheet was reversed as a change in accounting policy upon the adoption of SFAS 123(R) to “Additional paid-in capital” as of January 1, 2006. The total tax benefit from the exercise of stock options was approximately $5.5 million during the six months ended June 30, 2006.

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

Approximately 50% of our revenues for the six months ended June 30, 2006 were derived from market areas where we are the exclusive service provider in a specified market. Contracts with counties and municipalities and governmental certificates, or G Certificates, provide relatively consistent cash flow during the terms of the contracts. Since we bill most residential customers quarterly, subscription agreements also provide a stable source of revenues for us.

We charge transfer station and landfill customers a tipping fee on a per ton and/or per yard basis for disposing of their solid waste at our transfer stations and landfill facilities. Many of our transfer station and landfill customers have entered into one- to ten-year disposal contracts with us, most of which provide for annual indexed price increases.

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

The table below shows for the periods indicated our total reported revenues attributable to services provided (dollars in thousands).

	Three months ended June 30,				Six months ended June 30,
	2005		2006		2005		2006
Collection	$126,485	61.3%	$151,370	63.9%	$245,567	62.4%	$291,650	64.3%
Disposal and transfer	59,654	28.9	66,165	28.0	109,534	27.8	124,593	27.5
Intermodal, recycling and other	20,198	9.8	19,192	8.1	38,704	9.8	37,324	8.2
Total	$206,337	100.0%	$236,727	100.0%	$393,805	100.0%	$453,567	100.0%

Intercompany eliminations	$ 26,072		$ 29,757		$ 49,096		$ 56,428

Cost of operations includes labor and benefits, tipping fees paid to third-party disposal facilities, vehicle and equipment maintenance, workers’ compensation, vehicle and equipment insurance, employee group health insurance and claims expense, third-party transportation expense, fuel, the cost of materials we purchase for recycling, district and state taxes and host community fees and royalties. Our significant costs of operations during the six months ended June 30, 2006 were labor, third-party disposal and transportation, cost of vehicle and equipment maintenance, insurance, taxes and fees and fuel. We use a number of programs to reduce overall cost of operations, including increasing the use of automated routes to reduce labor and workers’ compensation exposure, utilizing comprehensive maintenance and health and safety programs, and increasing the use of transfer stations to further enhance internalization rates. We carry high-deductible insurance for automobile liability, property, general liability, workers’ compensation, and employer’s liability claims. If we experience insurance claims or costs above or below our historically evaluated levels, our estimates could be materially affected. During the three months ended June 30, 2006, we accrued additional development costs for insurance claims of approximately $3.8 million. The increase was based on actuarially projected losses on open claims determined by our third party administrator’s review and a third party actuarial review of our estimated insurance liability, both of which are updated on a quarterly basis, and reviewed by us.

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

At January 1, 2006, we reclassified two landfills from life-of-site classification to operated landfills. This reclassification is reflected in all landfill balances as of June 30, 2005 and 2006. At June 30, 2006, we had 381.6 million tons of permitted remaining airspace capacity and 38.8 million tons of probable expansion airspace capacity at our 27 owned and operated landfills and landfills operated under life-of-site operating agreements. We do not report remaining airspace capacity at the eight landfills we operate under contracts with finite terms. Based on remaining permitted capacity as of June 30, 2006, and projected annual disposal volumes, the average remaining landfill life for our owned landfills and landfills operated under life-of-site operating agreements is approximately 56 years. The operating agreements for which the contracted term is less than the life of the landfill have expiration dates from 2007 to 2017.

The disposal tonnage that we received in the six months ended June 30, 2005 and 2006 at all of our landfills owned or operated during the respective period is shown below (tons in thousands):

	Six months ended June 30,
	2005		2006
	Number of Sites	Total Tons	Number of Sites	Total Tons
Owned landfills or landfills operated under life-of-site contracts	25	3,151	27	3,483
Landfill classified as discontinued operations	1	54	-	-
Operated landfills	8	477	8	535
	34	3,682	35	4,018

We capitalize some third-party expenditures related to pending acquisitions or development projects, such as legal, engineering and interest expenses. We expense indirect acquisition costs, such as executive and corporate overhead, public relations and other corporate services, as we incur them. We charge against net income any unamortized capitalized expenditures and advances (net of any portion that we believe we may recover through sale or otherwise) that may become impaired, such as those that relate to any operation that is permanently shut down and any pending acquisition or landfill development project that we believe will not be completed. We routinely evaluate all capitalized costs, and expense those related to projects that we believe are not likely to succeed. At June 30, 2006, we had less than $0.1 million in capitalized expenditures relating to pending acquisitions.

At June 30, 2006, we had $8.2 million in capitalized expenditures for a landfill project in Chaparral, New Mexico, with respect to which we had obtained a permit to operate the landfill; on July 18, 2005, the Supreme Court of New Mexico ordered the New Mexico Environment Department to conduct an additional limited hearing to consider evidence that landfill opponents claim was wrongfully excluded. The hearing is scheduled for November 2006. If we are not ultimately issued a permit to operate the New Mexico landfill, we will be required to expense in a future period the capitalized expenditures for this project, less the recoverable value of the applicable property and any other amounts recovered, which would likely have a material adverse effect on our financial position and results of operations for that period.

We periodically evaluate our intangible assets for potential impairment indicators. If any impairment indicators are present, a test of recoverability is performed by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If the carrying values are in excess of undiscounted expected future cash flows, impairment is measured by comparing the fair value of the asset to its carrying value. If the fair value of an asset is determined to be less than the carrying amount of the asset or asset group, an impairment in the amount of the difference is recorded in the period that the impairment indicator occurs. As of June 30, 2006, there have been no material adjustments to the carrying amounts of intangibles resulting from these evaluations. Additionally, we test goodwill and indefinite-lived intangible assets for impairment annually. During the six months ended June 30, 2006, there have been no adjustments to the carrying amounts of goodwill or indefinite-lived intangible assets. As of June 30, 2006, goodwill and other intangible assets represented 48.0% of total assets and 118.9% of stockholders’ equity.

NEW ACCOUNTING PRONOUNCEMENTS

For a description of the new accounting standards that affect us, see Note 2 to our Condensed Consolidated Financial Statements included under Part I, Item 1 of this Form 10-Q.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2006

The following table sets forth items in our condensed consolidated statements of income as a percentage of revenues for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of operations	57.5	61.1	57.4	60.4
Selling, general and administrative	9.5	10.0	9.9	10.2
Depreciation and amortization expense	8.8	9.1	8.8	9.3
Gain on disposal of assets	-	0.1	-	-
Operating income	24.2	19.7	23.9	20.1

Interest expense, net	(3.1)	(3.2)	(3.1)	(3.5)
Other income (expense)	-	-	0.1	(1.0)
Minority interests	(1.9)	(1.6)	(1.8)	(1.5)
Income tax expense	(7.1)	(5.6)	(7.1)	(5.3)
Loss on discontinued operations, net of tax	(0.2)	-	(0.2)	-
Net income	11.9%	9.3%	11.8%	8.8%

Revenues. Total revenues increased $26.7 million, or 14.8%, to $207.0 million for the three months ended June 30, 2006, from $180.3 million for the three months ended June 30, 2005. Acquisitions closed during, or subsequent to, the three months ended June 30, 2005, increased revenues by approximately $13.5 million. During the three months ended June 30, 2006, increased prices charged to our customers and volume changes in our existing business resulted in a net revenue increase of approximately $14.3 million. Decreases in intermodal services due to lower cargo volume and lower recyclable commodity prices and volume during the three months ended June 30, 2006, decreased revenues by $1.1 million.

Total revenues increased $52.4 million, or 15.2%, to $397.1 million for the six months ended June 30, 2006, from $344.7 million for the six months ended June 30, 2005. Acquisitions closed during, or subsequent to, the six months ended June 30, 2005, increased revenues by approximately $25.9 million. During the six months ended June 30, 2006, increased prices charged to our customers and volume changes in our existing business resulted in a net revenue increase of approximately $28.4 million. Decreases in intermodal services due to lower cargo volume and lower recyclable commodity prices and volume during the six months ended June 30, 2006, decreased revenues by $1.9 million.

Cost of Operations. Total cost of operations increased $23.0 million, or 22.2%, to $126.6 million for the three months ended June 30, 2006, from $103.6 million for the three months ended June 30, 2005. Total cost of operations increased $41.8 million, or 21.2%, to $239.6 million for the six months ended June 30, 2006, from $197.8 million for the six months ended June 30, 2005. The increases were attributable to operating costs associated with acquisitions closed during, or subsequent to, the six months ended June 30, 2005, higher fuel costs resulting from market price changes in fuel and the expiration of our fixed-price fuel supply contract, increased insurance expenses, increased franchise and landfill taxes, increased labor expenses, increased operating expenses at three new landfills opened during December 2005 and January 2006, and increased third party transportation costs and equipment maintenance costs associated with higher collection and disposal volumes.

In 2005, we benefited from a fixed-price fuel supply contract that we entered into in late 2003 that locked-in diesel prices on approximately 13 million gallons purchased during the year. This amount represented about 75% of our fuel consumption in 2005. We estimate that this contract saved us approximately $3.1 million and $5.6 million on a pre-tax basis compared to market prices paid during the three and six months ended June 30, 2005, respectively.

During the three months ended June 30, 2006, we accrued additional development costs for insurance claims of approximately $3.8 million. The increase was based on actuarially projected losses on open claims determined by our third party administrator’s review and a third party actuarial review of our estimated insurance liability both of which are updated on a quarterly basis, and reviewed by us.

Cost of operations as a percentage of revenues increased 3.6 percentage points to 61.1% for the three months ended June 30, 2006, from 57.5% for the three months ended June 30, 2005. Cost of operations as a percentage of revenues increased 3.0 percentage points to 60.4% for the six months ended June 30, 2006, from 57.4% for the six months ended June 30, 2005. The increases as a percentage of revenues were primarily attributable to increased fuel costs, increased insurance costs, increased franchise and landfill taxes, third party transportation costs, maintenance and repair expenses, and acquisitions closed during, or subsequent to, the six months ended June 30, 2005, having operating margins below our company average, partially offset by a decrease in disposal expenses resulting from increased internalization of collected waste volumes.

SG&A. SG&A expenses increased $3.5 million, or 20.6%, to $20.6 million for the three months ended June 30, 2006, from $17.1 million for the three months ended June 30, 2005. SG&A expenses increased $6.2 million, or 18.1%, to $40.4 million for the six months ended June 30, 2006, from $34.2 million for the six months ended June 30, 2005. The increases in SG&A expenses were primarily the result of additional personnel from acquisitions closed during, or subsequent to, the six months ended June 30, 2005, increased payroll expense due to increased headcount to support our base operations and increased salaries, increased equity compensation expense resulting from the expensing of stock options and the increased use of restricted stock units to provide long-term compensation to our employees, and increased legal and other professional fees.

SG&A expenses as a percentage of revenues increased 0.5 percentage points to 10.0% for the three months ended June 30, 2006, from 9.5% for the three months ended June 30, 2005. SG&A expenses as a percentage of revenues increased 0.3 percentage points to 10.2% for the six months ended June 30, 2006, from 9.9% for the six months ended June 30, 2005. The increases as a percentage of revenue were primarily attributable to increased equity compensation expense, cash compensation increases and higher legal and professional fees.

Depreciation and Amortization. Depreciation and amortization expense increased $2.8 million, or 17.6%, to $18.7 million for the three months ended June 30, 2006, from $15.9 million for the three months ended June 30, 2005. Depreciation and amortization expense increased $6.5 million, or 21.0%, to $37.0 million for the six months ended June 30, 2006, from $30.5 million for the six months ended June 30, 2005. The increases were primarily attributable to depreciation associated with acquisitions closed during, or subsequent to, the six months ended June 30, 2005, increased depletion expenses resulting from increases in disposal volumes at our landfills, and increased depreciation expense resulting from new facilities, fleet and equipment acquired subsequent to June 30, 2005, to support our base operations.

Depreciation and amortization expense as a percentage of revenues increased 0.3 percentage points to 9.1% for the three months ended June 30, 2006, from 8.8% for the three months ended June 30, 2005. Depreciation and amortization expense as a percentage of revenues increased 0.5 percentage points to 9.3% for the six months ended June 30, 2006, from 8.8% for the six months ended June 30, 2005. The increases in depreciation expense as a percentage of revenues were the result of depreciation expense associated with facilities, fleet and equipment upgrades, and increased depletion expense resulting from increases in disposal volumes at our landfills.

Operating Income. Operating income decreased $2.8 million, or 6.5%, to $40.8 million for the three months ended June 30, 2006, from $43.6 million for the three months ended June 30, 2005. Operating income decreased $2.3 million, or 2.8%, to $80.0 million for the six months ended June 30, 2006, from $82.3 million for the six months ended June 30, 2005. The decreases were primarily attributable to increased operating costs, increased insurance expenses resulting from higher projected losses on open claims, increased SG&A expenses to support the revenue growth, and increased depreciation and amortization expenses, partially offset by the growth in revenues.

Operating income as a percentage of revenues decreased 4.5 percentage points to 19.7% for the three months ended June 30, 2006, from 24.2% for the three months ended June 30, 2005. Operating income as a percentage of revenues decreased 3.8 percentage points to 20.1% for the six months ended June 30, 2006, from 23.9% for the six months ended June 30, 2005. The decreases were due to the aforementioned percentage of revenue increases in cost of operations, additional insurance expense recorded, SG&A expense, and depreciation and amortization expenses.

Interest Expense. Interest expense increased $1.0 million, or 18.7%, to $6.6 million for the three months ended June 30, 2006, from $5.6 million for the three months ended June 30, 2005. Interest expense increased $3.6 million, or 34.3%, to $14.1 million for the six months ended June 30, 2006, from $10.5 million for the six months ended June 30, 2005. The increases in interest expense were attributable to increases in our total outstanding debt balances and increased interest rates on floating rate debt not fixed under our swap agreements, partially offset by a $1.0 million reduction of interest expense on our $175 million Floating Rate Convertible Subordinated Notes due 2022 (the “2022 Notes”) as a result of the timing of the conversion of the 2022 Notes into common stock by the note holders after we called the notes for redemption. The 2022 Notes converted into common stock prior to redemption were not entitled to receive interest accrued after May 1. We paid approximately $175 million in cash and issued 961,175 shares of our common stock in connection with the conversion and redemption of the 2022 Notes.

Other Income (Expense). Other income (expense) changed to an expense total of $4.0 million for the six months ended June 30, 2006, from an income total of $0.2 million for the six months ended June 30, 2005. Other expense in the six months ended June 30, 2006, primarily consists of $4.2 million of costs associated with the write-off of the unamortized debt issuance costs associated with our 2022 Notes.

Provision for Income Taxes. Income taxes decreased $1.2 million, or 9.5%, to $11.7 million for the three months ended June 30, 2006, from $12.9 million for the three months ended June 30, 2005. Income taxes decreased $3.6 million, or 14.6%, to $20.9 million for the six months ended June 30, 2006, from $24.5 million for the six months ended June 30, 2005. The decreases were due to decreased pre-tax earnings, partially offset by an increase in our effective tax rate. Our effective tax rates for the three months ended June 30, 2005 and 2006 were 37.2% and 37.8%, respectively, and 37.2% and 37.5% for the six months ended June 30, 2005 and 2006, respectively. The increases in our effective tax rate were primarily due to the recognition of an initial deferred tax liability from the impact of implementing the new Texas margin tax.

Net Income. Net income decreased $2.2 million, or 10.3% to $19.2 million for the three months ended June 30, 2006, from $21.4 million for the three months ended June 30, 2005. The decrease was primarily attributable to decreased operating income and increased interest expense, partially offset by a decrease in tax expense. Net income decreased $5.9 million, or 14.3%, to $34.9 million for the six months ended June 30, 2006, from $40.8 million for the six months ended June 30, 2005. The decrease was primarily attributable to decreased operating income, increased interest expense and the write off of $4.2 million of unamortized debt issuance costs associated with our 2022 Notes, partially offset by decreased income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

Our business is capital intensive. Our capital requirements include acquisitions and fixed asset purchases. We expect that we will also make capital expenditures for landfill cell construction, landfill development, landfill closure activities and intermodal facility construction in the future. We plan to meet our capital needs through various financing sources, including internally generated funds, and debt and equity financings.

As of June 30, 2006, we had a working capital deficit of $24.2 million, including cash and equivalents of $7.7 million. Our working capital deficit decreased $1.4 million from $25.6 million at December 31, 2005. Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements to reduce our indebtedness under our credit facility and to minimize our cash balances. The decrease in our working capital deficit from December 31, 2005, resulted primarily from an increase in accounts receivable and a decrease in book overdraft, slightly offset by an increase in accrued liabilities.

For the six months ended June 30, 2006, net cash provided by operating activities was approximately $96.0 million, including $10.5 million provided by working capital for the period. The primary components of the reconciliation of net income to net cash provided by operating activities for the six months ended June 30, 2006, consist of non-cash expenses, including $37.0 million of depreciation and amortization, $6.0 million of minority interests expense, $5.3 million of debt issuance cost amortization, a $6.0 million increase in net deferred tax liabilities, and $1.6 million of stock compensation expense, less $5.5 million of excess tax benefit from stock option exercises reclassified to cash flows from financing activities due to the adoption of SFAS 123(R).

For the six months ended June 30, 2005, net cash provided by operating activities was $97.5 million. Of this amount, $16.2 million was provided by changes in working capital for the period. The primary components of the reconciliation of net income to net cash provided by operating activities for the six months ended June 30, 2005, consist of non-cash expenses, including $30.8 million of depreciation and amortization, $6.1 million of minority interests expense, $6.4 million of tax benefit from stock option exercises, less a $4.1 million decrease in deferred tax liabilities.

For the six months ended June 30, 2006, net cash used in investing activities was $84.4 million. Of this, $34.8 million was used to fund the cash portion of acquisitions and to pay a portion of acquisition costs that were included as a component of accrued liabilities at December 31, 2005. Cash used for capital expenditures was $49.0 million, which was primarily for investments in fixed assets, consisting of trucks, containers, other equipment and landfill development. The increase in capital expenditures of $14.7 million for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005, is due primarily to the costs of initial construction and operating equipment purchased for two new landfills that opened in 2006, new heavy equipment purchased at existing landfills, and the construction costs associated with a new transfer station and a new operating facility in the state of Washington.

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

For the six months ended June 30, 2006, net cash used in financing activities was $11.4 million, which included $62.4 million of net borrowings under our various debt arrangements for the funding of capital expenditures and acquisitions, $24.9 million of proceeds from stock option and warrant exercises, and $5.5 million of excess tax benefit from stock option exercises, less $4.9 million of cash distributions to minority interest holders, $5.3 million change in book overdraft, $6.2 million of debt issuance costs, and $87.7 million of repurchases of our common stock.

For the six months ended June 30, 2005, net cash used in financing activities was $51.3 million, which primarily included $8.1 million of net borrowings under our various debt arrangements for the funding of capital expenditures and acquisitions, $23.8 million of proceeds from stock option and warrant exercises, less $71.1 million to repurchase shares of our common stock, $6.7 million change in book overdraft and $5.3 million of cash distributions to minority interest holders.

We made $49.0 million in capital expenditures during the six months ended June 30, 2006. We expect to make capital expenditures of approximately $95 million in 2006 in connection with our existing business. We intend to fund our planned 2006 capital expenditures principally through existing cash, internally generated funds, and borrowings under our existing credit facility. In addition, we may make substantial additional capital expenditures in acquiring solid waste collection and disposal businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity. We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities. We believe that our credit facility and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future.

On March 20, 2006, we completed our offering of $200 million aggregate principal amount of 3.75% Convertible Senior Notes due 2026 (the “2026 Notes”), pursuant to a private placement. The terms and conditions of the 2026 Notes are set forth in the Indenture, dated as of March 20, 2006, between us and U.S. Bank National Association, as trustee. The 2026 Notes rank equally in right of payment to all of our other existing and future senior uncollateralized and unsubordinated indebtedness. The 2026 Notes rank senior in right of payment to all of our existing and future subordinated indebtedness and are subordinated in right of payment to our collateralized obligations to the extent of the assets collateralizing such obligations. The 2026 Notes bear interest at 3.75% per annum payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2006, until the maturity date of April 1, 2026. Our obligations under the 2026 Notes are not guaranteed by any third party.

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

In April 2006 we called for redemption $87.5 million of the $175 million aggregate principal amount of our 2022 Notes on May 8, 2006, and the remaining $87.5 million on June 5, 2006. Holders of the 2022 Notes had the right to convert their notes at any time prior to 5:00 p.m., New York City time, on the day that was two business days immediately preceding the corresponding redemption date. Notes converted into common stock prior to the corresponding redemption date were not entitled to receive interest accrued from May 1, 2006. Unless earlier converted, we were obligated to redeem the 2022 Notes at a price of $1,020 per $1,000 principal amount of the 2022 Notes, together with accrued and unpaid interest to the corresponding redemption date. After that date, interest ceased to accrue on the redeemed 2022 Notes. We paid approximately $175 million in cash and issued 961,175 shares of our common stock in connection with the conversion and redemption. We funded the conversion and redemption with borrowings under our senior secured revolving credit facility. Due to our closing stock price meeting the 2022 Notes’ conversion threshold in the first quarter of 2006 of trading at more than 110% of the conversion price per share for at least 20 trading days in a period of 30 consecutive trading days, we recorded a non-cash, pre-tax charge of $4.2 million ($2.6 million net of taxes) in other income (expense) for the write-off of unamortized debt issuance costs associated with the full $175 million aggregate principal amount of the notes called for redemption.

As of June 30, 2006, we had $411.5 million outstanding under our senior secured revolving credit facility, exclusive of outstanding stand-by letters of credit of $54.0 million. The $44.5 million increase in outstanding borrowings under our credit facility during the six months ended June 30, 2006, was primarily due to funding repurchases of our common stock, new acquisitions, capital expenditures, and the conversion and redemption of our 2022 Notes, partially offset by net proceeds from the issuance of our 2026 Notes, cash generated from operations, and the proceeds from stock option exercises. As of June 30, 2005 and 2006, we were in compliance with all applicable covenants in our credit facility.

As of June 30, 2006, we had the following contractual obligations (in thousands):

Payments Due by Period
Recorded Obligations	Total	Less Than 1 Year	2 to 3 Years	4 to 5 Years	Over 5 Years
Long-term debt (1), (2), (3)	$ 659,601	$ 7,014	$ 18,587	$ 417,434	$ 216,566

(1)
Long-term debt payments include $411.5 million in principal payments due 2011 related to our senior secured revolving credit facility. As of June 30, 2006, our credit facility allowed us to borrow up to $850 million, including stand-by letters of credit.

(2)
Holders of the 2026 Notes may require us to purchase their notes in cash at a price of par plus accrued interest, if any, upon a change in control of the Company, as defined in the indenture, or, for the first time, on April 1, 2011. Under certain conditions, the 2026 Notes could be earlier converted.

(3)	Excludes future payments of interest expense, as the majority of our recorded contractual obligations are in the form of variable rate loans.

Amount of Commitment Expiration Per Period
Unrecorded Obligations	Total	Less Than 1 Year	2 to 3 Years	4 to 5 Years	Over 5 Years
Operating leases(4)	$ 51,419	$ 6,747	$ 10,391	$ 8,108	$ 26,173
Unconditional purchase obligations(4)	1,667	1,667	-	-	-
Total unrecorded obligations	$ 53,086	$ 8,414	$ 10,391	$ 8,108	$ 26,173

(4)
We are party to operating lease agreements and unconditional purchase obligations. These lease agreements and purchase obligations are established in the ordinary course of our business and are designed to provide us with access to facilities and products at competitive, market-driven prices. These arrangements have not materially affected our financial position, results of operations or liquidity during the six months ended June 30, 2006, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

We have obtained stand-by letters of credit and financial surety bonds, primarily to support our financial assurance needs and landfill operations. We had provided customers and various regulatory authorities with surety bonds in the aggregate amounts of approximately $126.1 million and $149.2 million at December 31, 2005 and June 30, 2006, respectively. These arrangements have not materially affected our financial position, results of operations or liquidity during the six months ended June 30, 2006, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

The minority interests holders of a majority-owned subsidiary of Waste Connections have a currently exercisable put option to require us to complete the acquisition of this majority-owned subsidiary by purchasing their minority ownership interests for fair market value. The put option calculates the fair market value of the subsidiary based on its current operating income before depreciation and amortization, as defined in the put option agreement. The put option does not have a stated termination date. At June 30, 2006, the minority interests holders' pro rata share of the subsidiary's fair market value is estimated to be worth between $77 million and $92 million. Because the put is calculated at fair market value, no amounts have been accrued relative to the put option. In the event the minority interests holders elect to exercise the put option, we intend to fund the transaction using borrowings from our credit facility.

From time to time we evaluate our existing operations and their strategic importance to us. If we determine that a given operating unit does not have future strategic importance, we may sell or otherwise dispose of those operations. Although we believe our operations would not be impaired by such dispositions, we could incur losses on them.

FREE CASH FLOW

We are providing free cash flow, a non-GAAP financial measure, because it is widely used by investors as a valuation and liquidity measure in the solid waste industry. This measure should be used in conjunction with GAAP financial measures. Management uses free cash flow as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We define free cash flow as net cash provided by operating activities plus cash proceeds from disposal of assets and excess tax benefit on the exercise of stock options, plus or minus change in book overdraft, less capital expenditures and distributions to minority interests holders. Other companies may calculate free cash flow differently. Our free cash flow for the six months ended June 30, 2005 and 2006, is calculated as follows (amounts in thousands):

	Six months ended June 30,
	2005	2006
Net cash provided by operating activities	$97,484	$95,996
Change in book overdraft	(6,742)	(5,333)
Plus: Cash proceeds from disposal of assets	3,933	313
Plus: Excess tax benefit on the exercise of stock options	6,443	5,501
Less: Capital expenditures	(34,271)	(49,038)
Less: Distributions to minority interest holders	(5,341)	(4,900)
Free cash flow	$61,506	$42,539

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

At June 30, 2006, our derivative instruments consisted of seven interest rate swap agreements that effectively fix the interest rate on the applicable notional amounts of our variable rate debt as follows:

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

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our market risk sensitive hedge positions and all other debt. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. We are exposed to cash flow risk due to changes in interest rates with respect to the net floating rate balances owed at December 31, 2005, and June 30, 2006, of $321.4 million and $38.3 million, respectively, including floating rate debt under our credit facility, our 2022 Notes (redeemed as of June 30, 2006), various floating rate notes payable to third parties and floating rate municipal bond obligations, offset by our debt effectively fixed under interest rate swap agreements. A one percent increase in interest rates on our variable-rate debt as of December 31, 2005, and June 30, 2006, would decrease our annual pre-tax income by approximately $3.2 million and $0.4 million, respectively. All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations.

Although fuel and energy costs account for a relatively small portion of our total revenues, the market price of diesel fuel is unpredictable and can fluctuate significantly. We purchase a majority of our fuel at market prices. During the third quarter of 2006, we will purchase approximately 2.2 million gallons of fuel under a fixed-price fuel purchase agreement. Continued increases in the price of fuel could adversely affect our business and reduce our operating margins. A $0.10 per gallon increase in the price of fuel over a one-year period would decrease our annual pre-tax income by approximately $1.9 million.

We market a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals. We own and operate 27 recycling processing operations and sell other collected recyclable materials to third parties for processing before resale. Certain of our municipal recycling contracts in Washington specify benchmark resale prices for recycled commodities. If the prices we actually receive for the processed recycled commodities collected under the contract exceed the prices specified in the contract, we share the excess with the municipality, after recovering any previous shortfalls resulting from actual market prices falling below the prices specified in the contract. To reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties. Although there can be no assurance of market recoveries, in the event of a decline in recycled commodity prices, a 10% decrease in average recycled commodity prices from the prices that were in effect at June 30, 2005 and 2006 would have had a $1.2 million and $1.1 million impact on revenues for the six months ended June 30, 2005 and 2006, respectively.

Item 4. Controls and Procedures

As required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2006, that our disclosure controls and procedures were effective at the reasonable assurance level such that information required to be disclosed in our Exchange Act reports: (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended June 30, 2006, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

There have not been any material developments in the legal proceeding involving Colonias Dev. Council v. Rhino Envtl. Servs., Inc. (In re Rhino Envtl. Servs.) described in our annual report on Form 10-K for the fiscal year ended December 31, 2005, and our quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2006. Refer to Note 12 of the Notes to Condensed Consolidated Financial Statements in Part I of this Report on Form 10-Q for a description of this legal proceeding.

There have not been any material developments in the legal proceeding involving Board of Commissioners of Sumner County, Kansas, Tri-County Concerned Citizens and Dalton Holland v. Roderick Bremby, Secretary of the Kansas Department of Health and Environment, et al.) described in our annual report on Form 10-K for the fiscal year ended December 31, 2005, and our quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2006. Refer to Note 12 of the Notes to Condensed Consolidated Financial Statements in Part I of this Report on Form 10-Q for a description of this legal proceeding.

There have not been any material developments in the legal proceeding involving Resourceful Environmental Services, Inc. v. Waste Connections, et al. described in our annual report on Form 10-K for the fiscal year ended December 31, 2005. Refer to Note 12 of the Notes to Condensed Consolidated Financial Statements in Part I of this Report on Form 10-Q for a description of this legal proceeding.

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

On May 3, 2004, we announced that our Board of Directors authorized a common stock repurchase program for the repurchase of up to $200 million of our common stock over a two-year period. On July 25, 2005, we announced that our Board of Directors approved an increase in, and extension of, the common stock repurchase program. We are now authorized to purchase up to $300 million of our common stock through March 31, 2007. Under the program, we may repurchase stock in the open market or in privately negotiated transactions from time to time at management's discretion. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of our common stock and overall market conditions. As of June 30, 2006, we have repurchased 8.1 million shares of our common stock at a cost of $274.5 million, $265.6 million of which was under the program. The table below reflects repurchases we have made for the three months ended June 30, 2006:

(In thousands, except share and per share amounts)

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2)
4/1/06 - 4/30/06	-	$-	-	$41,600
5/1/06 - 5/31/06	-	-	-	41,600
6/1/06 - 6/30/06	195,600	36.59	195,600	34,442
	195,600	36.59	195,600

(1)	This amount represents the weighted average price paid per common share. This price includes a per share commission paid for all repurchases.

(2)	Gives effect to increase in authorization under the program announced on July 25, 2005.

Item 4.	Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on May 25, 2006.

Our stockholders reelected Michael W. Harlan as a Class II director by the votes indicated below:

Total Votes For:	37,026,097
Total Votes Withheld:	5,117,591

Our stockholders reelected William J. Razzouk as a Class II director by the votes indicated below:

Total Votes For:	36,859,471
Total Votes Withheld:	5,284,217

Our stockholders approved our Second Amended and Restated 2004 Equity Incentive Plan by the votes indicated below:

Total Votes For:	35,401,972
Total Votes Against:	4,016,370
Total Votes Abstained:	41,105
Total Broker Non-Vote:	2,684,241

In addition, our stockholders ratified the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year 2006 by the votes indicated below:

Total Votes For:	42,117,604
Total Votes Against:	12,097
Total Votes Abstained:	13,987

Item 5.	Other Information

On July 26, 2006, our Board of Directors approved a revised form of Indemnification Agreement, to be dated as of August 1, 2006, which we will enter into with each of our directors and officers.  Each such Indemnification Agreement, when entered into, will replace and supersede the Indemnification Agreement previously entered into between us and each of these individuals.  The revised form of Indemnification Agreement contractually indemnifies each of our officers and directors in connection with claims against each of them relating to his or her services to us and our subsidiaries.  The indemnity protection for each of these individuals is identical.  The Indemnification Agreement supplements our indemnification obligations under our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws and any resolutions adopted pursuant thereto, and is not to be deemed a substitute therefor, nor is it to diminish any rights provided for thereunder.  The Indemnification Agreement generally provides that: we will obtain and maintain directors’ and officers’ liability insurance, subject to certain conditions, naming each indemnitee as an insured; we will indemnify each indemnitee and his or her heirs, estate and legatees to the fullest extent permitted by law from expenses and liabilities incurred by an indemnitee in connection with third party and derivative legal actions brought against such indemnitee as a result of his or her service to us, subject to certain conditions, limitations and exceptions; the expenses covered will be net of any payments made by insurance carriers or others; the parties are required to follow certain procedures in the event an indemnitee is notified of a proceeding covered by the agreement; we are required to advance all covered expenses incurred by an indemnitee in a proceeding covered by the agreement, subject to certain conditions and exceptions; and the rights conferred on an indemnitee under the agreement will survive his or her affiliation with us.

Item 6.	Exhibits

Exhibit Number	Description of Exhibits
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the exhibit filed with the Registrant’s Form T-3 filed on June 16, 2004)
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on July 22, 2004)
10.1	Second Amended and Restated 2004 Equity Incentive Plan
10.2	Form of Indemnification Agreement between the Registrant and each of its directors and officers
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASTE CONNECTIONS, INC.

Date: July 28, 2006	BY:	/s/ Ronald J. Mittelstaedt
Ronald J. Mittelstaedt,
Chief Executive Officer

Date: July 28, 2006	BY:	/s/ Worthing F. Jackman
Worthing F. Jackman,
Executive Vice President and Chief Financial Officer

43