Form 10-Q/A
period 2006-06-30
WASTE CONNECTIONS INC/DE
filed 2006-08-01
CIK 1057058

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to correct an error contained in Part I, Item No. 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, that was originally filed with the Securities and Exchange Commission on July 31, 2006. The error was the result of the inclusion of an amount within the table "Free Cash Flow," on page 34,  in the line item “Excess tax benefit on the exercise of stock options for the six months ended June 30, 2005.”  The line item as originally presented was $6,443, and has been revised as “0”.  The June 30, 2005 line item, within the table Free Cash Flow, “Net cash provided by operating activities” includes an amount of $6,443 representing excess tax benefit on the exercise of stock options.

For convenience and ease of reference, this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, is presented in its entirety, and includes as Exhibits 31 and 32 new certifications by our chief executive officer and chief financial officer as required by Exchange Act Rule 12b-15. This Form 10-Q/A does not reflect events occurring after the original filing of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, or modify or update the disclosures therein in any way other than as described above.

WASTE CONNECTIONS, INC.
FORM 10-Q/A
Amendment No. 1

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

FREE CASH FLOW

We are providing free cash flow, a non-GAAP financial measure, because it is widely used by investors as a valuation and liquidity measure in the solid waste industry. This measure should be used in conjunction with GAAP financial measures. Management uses free cash flow as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We define free cash flow as net cash provided by operating activities plus cash proceeds from disposal of assets and excess tax benefit on the exercise of stock options, plus or minus change in book overdraft, less capital expenditures and distributions to minority interests holders. Other companies may calculate free cash flow differently. Our free cash flow for the six months ended June 30, 2005 and 2006, as revised and amended, is calculated as follows (amounts in thousands):

	Six months ended June 30,
	2005	2006
Net cash provided by operating activities	$97,484	$95,996
Change in book overdraft	(6,742)	(5,333)
Plus: Cash proceeds from disposal of assets	3,933	313
Plus: Excess tax benefit on the exercise of stock options (1)	–	5,501
Less: Capital expenditures	(34,271)	(49,038)
Less: Distributions to minority interest holders	(5,341)	(4,900)
Free cash flow	$55,063	$42,539

(1)  The line item is revised to reflect an error for the six months ended June 30, 2005.  The line item as originally presented was $6,443, and has been revised as “0”.  The June 30, 2005 line item within the table Free Cash Flow, “Net cash provided by operating activities” includes an amount of $6,443 representing excess tax benefit on the exercise of stock options.

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

Item 6.	Exhibits

Exhibit Number	Description of Exhibits
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the exhibit filed with the Registrant’s Form T-3 filed on June 16, 2004)
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on July 22, 2004)
10.1	Second Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to the exhibit filed with the Registrant's Form 10-Q filed on July 31, 2006)
10.2	Form of Indemnification Agreement between the Registrant and each of its directors and officers (incorporated by reference to the exhibit filed with the Registrant's Form 10-Q filed on July 31, 2006)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASTE CONNECTIONS, INC.

Date: August 1, 2006	BY:	/s/ Ronald J. Mittelstaedt
Ronald J. Mittelstaedt,
Chief Executive Officer

Date: August 1, 2006	BY:	/s/ Worthing F. Jackman
Worthing F. Jackman,
Executive Vice President and Chief Financial Officer

43