Form 10-Q
period 2006-09-30
WASTE CONNECTIONS INC/DE
filed 2006-11-14
CIK 1057058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

As of October 16, 2006:  45,299,272 shares of common stock

WASTE CONNECTIONS, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	December 31, 2005	September 30, 2006
Current assets:
Cash and equivalents	$7,514	$10,527
Accounts receivable, net of allowance for doubtful accounts of $2,826 and $3,198 at December 31, 2005 and
September 30, 2006, respectively	94,438	102,155
Deferred tax assets	5,145	7,296
Prepaid expenses and other current assets	17,279	16,930
Total current assets	124,376	136,908

Property and equipment, net	700,508	730,741
Goodwill	723,120	748,686
Intangible assets, net	87,651	86,977
Restricted assets	13,888	15,142
Other assets, net	26,764	23,972
	$1,676,307	$1,742,426
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54,795	$57,446
Book overdraft	8,869	2,726
Accrued liabilities	44,522	64,407
Deferred revenue	30,957	32,404
Current portion of long-term debt and notes payable	10,858	7,078
Total current liabilities	150,001	164,061

Long-term debt and notes payable	586,104	638,042
Other long-term liabilities	20,478	16,061
Deferred income taxes	175,167	188,666
Total liabilities	931,750	1,006,830

Commitments and contingencies (Note 13)
Minority interests	26,357	28,265

Stockholders’ equity:
Preferred stock: $0.01 par value; 7,500,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.01 par value; 100,000,000 shares authorized; 45,924,686 and 45,260,160 shares issued and
outstanding at December 31, 2005 and September 30, 2006, respectively	459	453
Additional paid-in capital	373,382	301,135
Deferred stock compensation	(2,234)	-
Treasury stock at cost, 106,600 shares outstanding at December 31, 2005	(3,672)	-
Retained earnings	345,308	402,104
Accumulated other comprehensive income	4,957	3,639
Total stockholders’ equity	718,200	707,331
	$1,676,307	$1,742,426

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
Revenues	$188,745	$216,547	$533,454	$613,686
Operating expenses:
Cost of operations	108,049	128,709	305,815	368,346
Selling, general and administrative	17,686	21,424	51,924	61,846
Depreciation and amortization	16,728	19,072	47,278	56,040
Gain on disposal of assets	(198)	(189)	(332)	(35)
Operating income	46,480	47,531	128,769	127,489

Interest expense	(6,033)	(7,572)	(16,543)	(21,685)
Other income (expense), net	55	141	226	(3,840)
Income before income tax provision and minority interests	40,502	40,100	112,452	101,964

Minority interests	(3,158)	(3,719)	(9,272)	(9,748)
Income from continuing operations before income taxes	37,344	36,381	103,180	92,216
Income tax provision	(12,869)	(14,508)	(37,360)	(35,420)
Income from continuing operations	24,475	21,873	65,820	56,796

Loss on discontinued operations, net of tax (Note 3)	-	-	(579)	-
Net income	$24,475	$21,873	$65,241	$56,796

Basic earnings per common share:
Income from continuing operations	$0.53	$0.48	$1.40	$1.25
Discontinued operations	-	-	(0.01)	-
Net income per common share	$0.53	$0.48	$1.39	$1.25

Diluted earnings per common share:
Income from continuing operations	$0.51	$0.47	$1.36	$1.21
Discontinued operations	-	-	(0.02)	-
Net income per common share	$0.51	$0.47	$1.34	$1.21

Shares used in calculating basic income per share	46,523,711	45,490,632	46,904,412	45,444,208
Shares used in calculating diluted income per share	48,122,605	46,597,157	48,511,858	46,936,291

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
Nine months ended September 30, 2006
(Unaudited)
(In thousands, except share amounts)

	STOCKHOLDERS’ EQUITY
		Common Stock		Additional	Accumulated Other	Deferred	Treasury Stock
	Comprehensive Income	Shares	Amounts	Paid-In Capital	Comprehensive Income	Stock Compensation	Shares	Amounts	Retained Earnings	Total

Balances at December 31, 2005		45,924,686	$459	$373,382	$4,957	$(2,234)	106,600	$(3,672)	$345,308	$718,200
Vesting of restricted stock		24,964	-	-	-	-	-	-	-	-
Cancellation of unvested restricted stock		-	-	(445)	-	-	-	-	-	(445)
Stock-based compensation		-	-	2,562	-	-	-	-	-	2,562
Exercise of stock options and warrants		1,137,935	12	26,036	-	-	-	-	-	26,048
Excess tax benefit on the exercise of stock options		-	-	5,660	-	-	-	-	-	5,660
Repurchase of common stock		(2,788,600)	(28)	(100,217)	-	-	-	-	-	(100,245)
Retirement of treasury stock		-	-	(3,672)	-	-	(106,600)	3,672	-	-
Conversion of 2022 Floating Rate Convertible Subordinated Notes		961,175	10	(10)	-	-	-	-	-	-
Issuance of common stock warrants to consultants		-	-	73	-	-	-	-	-	73
Cumulative change from adoption of accounting policy		-	-	(2,234)	-	2,234	-	-	-	-
Amounts reclassified into earnings, net of taxes		-	-	-	(3,004)	-	-	-	-	(3,004)
Change in fair value of interest rate swaps, net of taxes		-	-	-	1,686	-	-	-	-	1,686
Net income	$56,796	-	-	-	-	-	-	-	56,796	56,796
Other comprehensive income	(2,043)	-	-	-	-	-	-	-	-	-
Income tax effect of other comprehensive income	725	-	-	-	-	-	-	-	-	-
Comprehensive income	$55,478	-	-	-	-	-	-	-	-	-
Balances at September 30, 2006		45,260,160	$453	$301,135	$3,639	$-	-	$-	$402,104	$707,331

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine months ended September 30,
	2005	2006
Cash flows from operating activities:
Net income	$65,241	$56,796
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposal of assets	(529)	(35)
Depreciation	45,450	52,990
Amortization of intangibles	2,077	3,050
Deferred income taxes, net of acquisitions	(4,814)	11,524
Minority interests	9,272	9,748
Amortization of debt issuance costs	1,430	5,758
Stock-based compensation	940	2,562
Interest income on restricted assets	(272)	(462)
Closure and post-closure accretion	509	476
Tax benefit on the exercise of stock options	6,987	-
Excess tax benefit on the exercise of stock options	-	(5,660)
Net change in operating assets and liabilities, net of acquisitions	23,505	15,593
Net cash provided by operating activities	149,796	152,340

Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(73,548)	(35,948)
Capital expenditures for property and equipment	(61,418)	(73,482)
Proceeds from disposal of assets	4,420	1,950
Decrease (increase) in restricted assets, net of interest income	1,111	(792)
Increase in other assets	(612)	(321)
Net cash used in investing activities	(130,047)	(108,593)

Cash flows from financing activities:
Proceeds from long-term debt	195,098	655,996
Principal payments on notes payable and long-term debt	(132,939)	(608,141)
Change in book overdraft	(3,514)	(6,143)
Proceeds from option and warrant exercises	25,216	26,048
Excess tax benefit on the exercise of stock options	-	5,660
Distributions to minority interest holders	(8,526)	(7,840)
Payments for repurchase of common stock	(91,917)	(100,245)
Debt issuance costs	(43)	(6,069)
Net cash used in financing activities	(16,625)	(40,734)

Net increase in cash and equivalents	3,124	3,013
Cash and equivalents at beginning of period	3,610	7,514
Cash and equivalents at end of period	$6,734	$10,527

Non-cash financing activity:
Liabilities assumed and notes payable issued to sellers of businesses acquired	$25,481	$1,213

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

1.  BASIS OF PRESENTATION AND SUMMARY

The accompanying condensed consolidated financial statements relate to Waste Connections, Inc. and its subsidiaries (“WCI” or “the Company”) as of September 30, 2006 and for the three and nine month periods ended September 30, 2005 and 2006. The consolidated financial statements of the Company include the accounts of Waste Connections, Inc. and its wholly-owned and majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The Company’s condensed consolidated balance sheet as of September 30, 2006, the condensed consolidated statements of income for the three and nine months ended September 30, 2005 and 2006, the condensed consolidated statements of stockholders’ equity and comprehensive income for the nine months ended September 30, 2006, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2005 and 2006 are unaudited. In the opinion of management, such consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. The consolidated financial statements presented herein should be read in conjunction with the Company's 2005 annual report on Form 10-K.

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

EITF 06-3. In June 2006, the Emerging Issues Task Force (“EITF”) issued EITF 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-3”). EITF 06-3 provides guidance on the presentation in the income statement of any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer. EITF 06-3 requires that taxes be presented in the income statement either on a gross basis (included in revenues and costs) or a net basis (excluded from revenues), and that this accounting policy decision be disclosed. EITF 06-3 should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. The Company does not expect the provisions of EITF 06-3 to have a material impact on the Company’s consolidated financial statements.

SFAS 157. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other existing accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, the application of this statement may change the current practice for fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact this statement will have on its financial position and results of operations.

SAB 108. In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not expect the provisions of SAB 108 to have a material impact on the Company’s consolidated financial statements.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

AUG AIR-1. In September 2006, the FASB issued FASB Staff Position No. AUG AIR-1, Accounting for Planned Major Maintenance Activities (“AUG AIR-1”), which provides guidance on which methods are allowed to properly account for planned major maintenance activities. The three accepted methods under AUG AIR-1 are direct expense, built-in overhaul, and deferral methods. AUG AIR-1 must be applied to the first fiscal year beginning after December 15, 2006. The Company does not expect the provisions of AUG AIR-1 to have a material impact on the Company’s consolidated financial statements.

3.  DISCONTINUED OPERATIONS

In the second quarter of 2005, the Company disposed of a hauling operation in Utah and exited a landfill operating contract with a finite term in California. The nine month period ending September 30, 2005, has been restated to present the results for these operations as discontinued operations.

The table below reflects the discontinued operations for the nine months ended September 30, 2005, as follows:

Nine months ended September 30, 2005
Revenues	$1,367
Operating expenses:
Cost of operations	2,041
Selling, general and administrative	196
Depreciation and amortization	249
Gain on disposal of assets and operations	(197)
Operating loss	(922)
Other income, net	-
Loss from operations of discontinued operations	(922)
Income tax benefit	343
Loss on discontinued operations	$(579)

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

Stock-based compensation expense recognized during the three months ended September 30, 2006, was approximately $985 ($618 net of taxes), or approximately a $0.01 per share decrease to basic and diluted net income per common share and consisted of stock option, restricted stock unit and restricted stock expense. Stock-based compensation expense recognized during the nine months ended September 30, 2006, was approximately $2,562 ($1,606 net of taxes), or approximately a $0.04 per share decrease to basic and diluted net income per common share and consisted of stock option, restricted stock unit and restricted stock expense. Stock option expense recognized as a result of adopting SFAS 123(R) was $167 and $424 for the three and nine months ended September 30, 2006, respectively. During the fourth quarter of 2005, the Company accelerated the vesting of all unvested stock options. As a result, stock-based compensation in periods subsequent to the acceleration is significantly reduced. This expense was included in “Selling, general and administrative” expenses in the Condensed Consolidated Statements of Income. A contra-equity balance of $2,234 in “Deferred stock compensation” on the Condensed Consolidated Balance Sheet was reversed as a change in accounting policy upon the adoption of SFAS 123(R) to “Additional paid-in capital” as of January 1, 2006. The total compensation cost at September 30, 2006, related to unvested stock option, restricted stock unit and restricted stock awards was $12,478 and that future expense will be recognized over the remaining vesting period of the stock option, restricted stock unit and restricted stock awards which currently extends to 2011. The weighted average remaining vesting period of those awards is 1.99 years.

The excess tax benefits from the exercise of stock options were approximately $5,660 during the nine months ended September 30, 2006. Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as an operating cash flow, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option. SFAS 123(R) requires the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

The following table summarizes the Company’s pro forma net income and pro forma basic and diluted earnings per share for the three and nine months ended September 30, 2005.

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net income, as reported	$24,475	$65,241
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	270	591
Deduct: total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(2,561)	(6,190)
Pro forma net income	$22,184	$59,642

Earnings per share:
Basic - as reported	$0.53	$1.39
Basic - pro forma	$0.48	$1.27

Diluted - as reported	$0.51	$1.34
Diluted - pro forma	$0.46	$1.24

The Company’s calculations of stock-based compensation expense for the three and nine months ending September 30, 2005 and 2006 were made using the Black-Scholes option-pricing model. The fair value of the Company’s stock option grants was estimated assuming no expected dividend yield and the following weighted average assumptions for the three and nine months ending September 30, 2005 and 2006, as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
Expected life	3 to 4 years	4 years	3 to 4 years	4 years
Risk-free interest rate	3.7% - 3.8%	4.8%	3.6% - 3.8%	4.8%
Expected volatility	20%	20%	20%	20%

Expected life is calculated based on the weighted average historical life of the vested stock options. Risk-free interest rate is based on the U.S. treasury yield curve for the period of the expected life of the stock option for the three and nine month periods ending September 30, 2005 and 2006. Expected volatility is calculated using the daily historical volatility over the last one year for the three and nine months ending September 30, 2005, and over the last three years for the three and nine months ending September 30, 2006.

The Company may grant stock options to selected employees, directors, and consultants to the Company to purchase shares of the Company’s common stock. The Company has multiple stock option plans including the Second Amended and Restated 1997 Stock Option Plan (the “1997 Stock Option Plan”), the 2002 Stock Option Plan, the 2002 Senior Management Equity Incentive Plan, and the Second Amended and Restated 2004 Equity Incentive Plan (the “2004 Equity Incentive Plan”). When stock options are exercised by the option holder, shares are issued out of the pool of authorized shares of common stock. Refer to Note 12 for details on the Company’s share repurchase program.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

Under the 1997 Stock Option Plan, all officers, employees, directors and consultants may participate. Options granted under the 1997 Stock Option Plan may either be incentive stock options or nonqualified stock options, generally have a term of 10 years from the date of grant, and will vest over periods determined at the date of grant. The exercise prices of the options are determined by the Company’s Board of Directors and, in the case of incentive stock options, will be at least 100% or 110% of the fair market value of the Company’s common stock on the date of grant as provided for in the plan. A total of 5,250,000 shares of the Company’s common stock were reserved for issuance under the 1997 Stock Option Plan. As of September 30, 2006, options for 53,746 shares of common stock were available for future grants under the 1997 Stock Option Plan.

Under the 2002 Stock Option Plan, participation is limited to consultants and employees, other than officers and directors. Options granted under the 2002 Stock Option Plan are nonqualified stock options and have a term of no longer than 10 years from the date they are granted. Options generally become exercisable in installments pursuant to a vesting schedule set forth in each option agreement. The exercise prices of the options are determined by the Company’s Board of Directors at the time of grant. A total of 3,750,000 shares of the Company’s common stock were reserved for issuance under the 2002 Stock Option Plan. As of September 30, 2006, options for 79,520 shares of common stock were available for future grants under the 2002 Stock Option Plan.

Under the 2002 Senior Management Equity Incentive Plan, participation is limited to officers and directors of the Company and its subsidiaries. Options granted under the 2002 Senior Management Equity Incentive Plan may be either incentive stock options or nonqualified stock options and have a term of no longer than 10 years from the date they are granted. Options generally become exercisable in installments pursuant to a vesting schedule set forth in each option agreement. The exercise prices of the options are determined by the Company’s Board of Directors and, in the case of incentive stock options, will be at least 100% or 110% of the fair market value of the Company’s common stock on the date of grant as provided for in the plan. A total of 4,500,000 shares of the Company’s common stock were reserved for issuance under the 2002 Senior Management Equity Incentive Plan. As of September 30, 2006, options for 1,059,110 shares of common stock were available for future grants under the 2002 Senior Management Equity Incentive Plan.

Under the 2004 Equity Incentive Plan, all employees, officers, directors and consultants may participate. Options granted under the 2004 Equity Incentive Plan are nonqualified stock options and have a term of no longer than five years from the date they are granted. The exercise prices of the options are determined by the Company’s Board of Directors at the time of grant, and shall not be less than the fair market value of the Company’s common stock on the date of grant. Restricted stock awards under the plan may or may not require a cash payment from a participant to whom an award is made; restricted stock unit awards under the plan do not require any cash payment from the participant to whom an award is made. Restricted stock, restricted stock units, and options generally vest in installments pursuant to a vesting schedule set forth in each option or restricted stock or unit agreement. On May 25, 2006, the stockholders of the Company approved the Second Amended and Restated 2004 Equity Incentive Plan. Under this plan, a total of 1,850,000 shares of the Company’s common stock were reserved for issuance, all of which may be used for grants of stock options, restricted stock and/or restricted stock units. As of September 30, 2006, 791,925 shares of common stock were available to be issued pursuant to future awards granted under the 2004 Equity Incentive Plan.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

A summary of option activity under the foregoing stock option plans as of December 31, 2005, and changes during the nine month period ending September 30, 2006, is presented below:

	Unvested Shares	Vested Shares	Total Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2005	-	5,482,934	5,482,934	$25.62
Granted	344,600	1,000	345,600	34.81
Forfeited	(7,000)	(10,250)	(17,250)	35.05
Exercised	-	(1,126,921)	(1,126,921)	23.11
Outstanding at September 30, 2006	337,600	4,346,763	4,684,363	26.87
Exercisable at September 30, 2006	-	4,346,763	4,346,763	26.25

The weighted average grant date fair value per share for the 344,600 unvested stock options granted during the nine month period ending September 30, 2006 was $7.72. The weighted average grant date fair value per share for the 7,000 unvested stock options forfeited during the nine month period ending September 30, 2006 was $8.50. The total intrinsic value of stock options exercised during the nine month period ending September 30, 2006 was $16,560. The total fair value of the 1,000 vested stock options granted during the nine month period ending September 30, 2006 was $8.

The following summarizes information about stock options, under the foregoing stock options plans, which are outstanding and exercisable as of September 30, 2006:

	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at September 30, 2006	6.8	$51,825
Exercisable at September 30, 2006	6.6	$50,664

Restricted Stock: Under the 2002 Restricted Stock Plan, selected employees, other than officers and directors, may participate. Restricted stock awards under the 2002 Restricted Stock Plan may or may not require a cash payment from a participant to whom an award is made. The awards become free of the stated restrictions over periods determined at the date of the grant, subject to continuing employment, the achievement of particular performance goals and/or the satisfaction of certain vesting provisions applicable to each award of shares. A total of 142,500 shares of the Company’s common stock were reserved for issuance under the 2002 Restricted Stock Plan. As of September 30, 2006, 19,483 shares of common stock were available for future grants of restricted stock under the 2002 Restricted Stock Plan. Under the 2004 Equity Incentive Plan described above, as of September 30, 2006, up to 791,925 shares of common stock were available for future grants of restricted stock and/or restricted stock units. The fair value of restricted stock and restricted stock units for the nine months ending September 30, 2005 and 2006 were determined based on the number of shares granted and the quoted price of the Company’s common stock.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

A summary of activity under restricted stock and restricted stock unit plans as of December 31, 2005, and changes during the nine month period ending September 30, 2006, is presented below:

Unvested Shares
Outstanding at December 31, 2005	102,867
Granted	319,900
Forfeited	(9,679)
Vested	(37,752)
Outstanding at September 30, 2006	375,336

The weighted average grant date fair value per share for the 319,900 shares of restricted stock units granted during the nine month period ending September 30, 2006 was $34.90

Warrants: Under the 2002 Consultant Incentive Plan, warrants to purchase the Company’s common stock may be issued to certain consultants to the Company. Warrants awarded under the Consultant Incentive Plan are subject to a vesting schedule set forth in each warrant agreement. Historically, warrants issued have been fully vested and exercisable at the date of grant. The purchase price per share of the warrants granted under the plan is determined by the Company’s Board of Directors at the time of grant. The Board reserved 300,000 shares of the Company’s common stock for issuance under the Consultant Incentive Plan. As of September 30, 2006, 176,902 shares of common stock were available for future grants of warrants under the 2002 Consultant Incentive Plan.

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

A summary of warrant activity as of December 31, 2005, and changes during the nine month period ending September 30, 2006 is presented below:

	Warrants	Weighted-Average Exercise Price
Outstanding at December 31, 2005	61,099	$23.52
Granted	6,663	38.88
Forfeited	-	-
Exercised	(31,050)	24.93
Outstanding at September 30, 2006	36,712	25.11

The warrants are exercisable when granted and expire between 2007 and 2011.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

5.  LANDFILL ACCOUNTING

At September 30, 2006, the Company owned 24 landfills, and operated, but did not own, three landfills under life-of-site operating contracts and eight landfills under operating contracts with finite terms. The Company’s landfills have site costs with a net book value of $416,854 at September 30, 2006. With the exception of three owned landfills that only accept construction and demolition waste, all landfills that the Company owns or operates are municipal solid waste landfills. For the Company’s eight landfills operated under agreements with finite terms, the owner of the property, generally a municipality, usually owns the permit and is generally responsible for final capping, closure and post-closure obligations. The Company is responsible for all final capping, closure and post-closure liabilities for the three landfills that it operates under life-of-site operating agreements.

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

Based on remaining permitted capacity as of September 30, 2006, and projected annual disposal volumes, the average remaining landfill life for the Company’s owned landfills and landfills operated under life-of-site operating agreements is approximately 53 years. The Company is currently seeking to expand permitted capacity at five of its owned landfills and two landfills that it operates under life-of-site operating agreements, and considers the achievement of these expansions to be probable. Although the Company cannot be certain that all future expansions will be permitted as designed, the average remaining life, when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume, of the Company’s owned landfills and landfills operated under life-of-site operating agreements is 59 years, with lives ranging from seven to 198 years.

The Company uses the units of consumption method to calculate the depletion rate at its landfills. This methodology divides the costs associated with acquiring, permitting and developing the permitted and expansion areas of the landfill by the total remaining permitted and probable expansion disposal capacity of that landfill. The resulting per unit depletion rate is applied to each ton of waste disposed at the landfill and is recorded as expense for that period. During the nine months ended September 30, 2005 and 2006, the Company expensed approximately $12,012 and $13,314, respectively, or an average of $2.44 and $2.48 per ton consumed, respectively, related to landfill depletion. On January 1, 2006, the Company reclassified two landfills from life-of-site classification to operated landfills. This reclassification is reflected in all landfill balances as of September 30, 2005 and 2006.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

The Company reserves for final capping, closure and post-closure maintenance obligations at the landfills it owns and landfills it operates under life-of-site operating agreements. The Company calculates the net present value of its final capping, closure and post-closure commitments recorded in 2006 assuming a 2.5% inflation rate and a 7.5% discount rate. The resulting final capping, closure and post-closure obligation is recorded on the balance sheet as an addition to site costs and amortized to depletion expense as the landfill’s airspace is consumed. Interest is accreted on the recorded liability using the corresponding discount rate. During the nine months ended September 30, 2005 and 2006, the Company expensed approximately $509 and $476, respectively, or an average of $0.10 and $0.09 per ton consumed, respectively, related to final capping, closure and post-closure accretion expense.

The following is a reconciliation of the Company’s final capping, closure and post-closure liability balance from December 31, 2005 to September 30, 2006:

Final capping, closure and post-closure liability at December 31, 2005	$15,906
Decrease in final capping, closure and post-closure liability from changes in annual engineering cost estimates	(2,630)
Liabilities incurred	784
Accretion expense	476
Change in third party final capping, closure and post-closure liability	(3,398)
Final capping, closure and post-closure liability at September 30, 2006	$11,138

The primary decrease in the final capping, closure and post-closure liability related to a change in the interim and final capping requirements for a landfill, which permits the Company to use less expensive materials to cap the landfill. The Company performs its annual review of its engineering cost estimates in the first quarter of each year.

The Company owns two landfills for which the prior owner is obligated to reimburse Waste Connections for certain costs the Company incurs for final capping, closure and post-closure activities on the portion of the landfill utilized by the prior owner. At September 30, 2006, the Company has recorded on its balance sheet a receivable of $3,376 from the prior owners in long-term other assets and has accrued the prior owners’ portions of the final capping, closure and post-closure obligation, totaling $3,376, in other long-term liabilities.

At September 30, 2006, $13,074 of the Company’s restricted assets balance was for purposes of settling future final capping, closure and post-closure liabilities.

6.  ACQUISITIONS

The Company’s growth strategy includes the acquisition of solid waste businesses located in markets with significant growth opportunities. Acquisitions are accounted for under the purchase method of accounting. The results of operations of the acquired businesses have been included in the Company’s consolidated financial statements from their respective acquisition dates.

During the nine months ended September 30, 2005, the Company acquired 13 non-hazardous solid waste collection and disposal businesses. Aggregate consideration for the acquisitions consisted of $71,098 in cash (net of cash acquired), common stock warrants valued at $42 and the assumption of debt and other obligations totaling $25,481.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

During the nine months ended September 30, 2006, the Company acquired 11 non-hazardous solid waste collection, transfer and recycling businesses. Aggregate consideration for the acquisitions consisted of $34,809 in cash (net of cash acquired), $893 of net assets exchanged for new operations, common stock warrants valued at $74 and the assumption of debt totaling $1,213.

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

As of September 30, 2006, the Company had two acquisitions for which purchase price allocations were preliminary, mainly as a result of pending working capital valuations. The Company believes the potential changes to its preliminary purchase price allocations will not have a material impact on its financial condition, results of operations or cash flows.

A summary of the purchase price allocations for acquisitions consummated in the nine months ended September 30, 2005 and preliminary purchase price allocations for acquisitions consummated in the nine months ended September 30, 2006 is as follows:

	2005 Acquisitions	2006 Acquisitions
Acquired Assets:
Accounts receivable	$3,141	$549
Prepaid expenses and other current assets	439	374
Property and equipment	21,168	10,667
Goodwill	58,604	25,009
Long-term franchise agreements and contracts	3,263	1,752
Indefinite-lived intangibles	6,646	-
Other intangibles	9,570	363
Non-competition agreements	752	80
Other assets	-	591
Assumed Liabilities:
Accounts payable	(1,852)	(134)
Accrued liabilities	(2,150)	(2,006)
Debt and other liabilities assumed	(25,481)	(1,213)
Deferred revenue	(1,735)	(600)
Deferred taxes	(1,225)	(549)
Total consideration, net	$71,140	$34,883

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

During the nine months ended September 30, 2005, the Company paid or adjusted $2,450 of acquisition-related liabilities accrued at December 31, 2004. During the nine months ended September 30, 2006, the Company paid or adjusted $1,139 of acquisition-related liabilities accrued at December 31, 2005.

The 13 acquisitions acquired in the nine months ended September 30, 2005 were not material to the Company’s results of operations. The 11 acquisitions acquired in the nine months ended September 30, 2006 were not material to the Company’s results of operations.

Goodwill, and long-term franchise agreements, contracts, other intangibles and non-competition agreements acquired in the nine months ended September 30, 2005, totaling $57,444 and $18,121, respectively, are expected to be deductible for tax purposes. Goodwill, and long-term franchise agreements, contracts, other intangibles and non-competition agreements acquired in the nine months ended September 30, 2006, totaling $20,860 and $892 respectively, are expected to be deductible for tax purposes.

7.  INTANGIBLE ASSETS

Intangible assets, exclusive of goodwill, consisted of the following at September 30, 2006:

	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Long-term franchise agreements and contracts	$58,550	$(6,850)	$51,700
Non-competition agreements	4,749	(3,725)	1,024
Other	13,469	(3,064)	10,405
	76,768	(13,639)	63,129

Nonamortized intangible assets:
Indefinite-lived intangible assets	23,848	-	23,848
Intangible assets, exclusive of goodwill	$100,616	$(13,639)	$86,977

The weighted-average amortization periods of long-term franchise agreements and contracts, non-competition agreements and other intangibles acquired during the nine months ended September 30, 2006 are 9.5 years, 7.0 years, and 8.4 years, respectively.

The amounts assigned to indefinite-lived intangible assets consist of the value of certain perpetual rights to provide solid waste collection and transportation services in specified territories.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

Estimated future amortization expense for the next five years of amortizable intangible assets is as follows:

For the year ended December 31, 2006	$3,993
For the year ended December 31, 2007	3,939
For the year ended December 31, 2008	3,708
For the year ended December 31, 2009	3,581
For the year ended December 31, 2010	3,511

8.  LONG-TERM DEBT

Long-term debt consists of the following:

	December 31, 2005	September 30, 2006
Revolver under Credit Facility, bearing interest ranging from 5.7% to 8.25%*	$367,000	$400,000
2026 Senior Convertible Notes, bearing interest at 3.75%	-	200,000
2022 Floating Rate Convertible Subordinated Notes^	175,000	-
2001 Wasco Bonds, bearing interest from 7.0% to 7.3%*	12,165	11,740
California Tax-Exempt Bonds, bearing interest ranging from 3.1% to 4.0%*	24,045	20,090
Notes payable to sellers in connection with acquisitions, bearing interest at 5.5% to 7.5%*	7,849	4,916
Notes payable to third parties, bearing interest at 5.1% to 11.0%*	10,903	8,374
	596,962	645,120
Less - current portion	(10,858)	(7,078)
	$586,104	$638,042

* Interest rates in the table above represent the range of interest rates incurred during the nine month period ended September 30, 2006.
^ Redeemed during the three month period ended June 30, 2006.

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

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

At September 30, 2006, the Company’s derivative instruments consisted of seven interest rate swap agreements that effectively fix the interest rate on the applicable notional amounts of the Company’s variable rate debt as follows:

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

9.  INCOME TAX

Income taxes increased $1,639 for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. Income taxes decreased $1,940 for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. The Company’s effective tax rates for the three months ended September 30, 2005 and 2006 were 34.5% and 39.9%, respectively, and 36.2% and 38.4% for the nine months ended September 30, 2005 and 2006, respectively. The increases in the Company’s effective tax rates for the three and nine months ended September 30, 2006, were primarily due to an increase in the Company’s estimated effective current and deferred state tax rates as a result of the geographical apportionment of the Company’s state taxes, partially offset by tax planning strategies. The tax rate increases resulted in a $2,600 adjustment to the Company’s deferred tax account balances and a corresponding increase to income tax expense. The Company’s tax rate for the nine months ended September 30, 2006, was also increased from the recognition of an initial deferred tax liability from the impact of implementing the new Texas margin tax. The Texas margin tax is an income tax on revenues generated from services provided in the state of Texas.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

10.  NET INCOME PER SHARE INFORMATION

The following table sets forth the numerator and denominator used in the computation of basic and diluted net income per common share for the three and nine months ended September 30, 2005 and 2006:

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
Numerator:
Net income for basic and diluted earnings per share	$24,475	$21,873	$65,241	$56,796

Denominator:
Basic shares outstanding	46,523,711	45,490,632	46,904,412	45,444,208
Dilutive effect of 2022 Notes	518,949	-	424,489	262,017
Dilutive effect of stock options and warrants	1,056,248	1,014,774	1,153,723	1,153,206
Dilutive effective of restricted stock	23,697	91,751	29,234	76,860
Diluted shares outstanding	48,122,605	46,597,157	48,511,858	46,936,291

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

The Company’s 2026 Notes are convertible, under certain circumstances, into 3,921,569 shares of common stock. The 2026 Notes require (subject to certain exceptions) payment of the principal value in cash and net share settle of the conversion value in excess of the principal value of the notes upon conversion. In accordance with EITF 04-8, these shares have not been included in the computation of diluted net income per share for the nine months ended September 30, 2006 because the conversion value was not in excess of the principal value of the notes. In addition, the conversion feature of the 2026 Notes meet all the requirements of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, to be accounted for as an equity interest and not as a derivative. Therefore, in the event the 2026 Notes become convertible, a holder electing to convert will receive a cash payment for the principal amount of the debt and net shares of the Company’s common stock equal to the value of the conversion spread, which the Company will account for as a debt repayment with no gain or loss, and the issuance of common stock will be recorded in stockholders’ equity.

For the three months ended September 30, 2005 and 2006, stock options and warrants to purchase 18,500 and 18,113 shares, respectively, were excluded from the computation of diluted earnings per share as they were anti-dilutive. For the nine months ended September 30, 2005 and 2006, stock options and warrants to purchase 20,000 and 16,125 shares, respectively, were excluded from the computation of diluted earnings per share as they were anti-dilutive.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

11.  COMPREHENSIVE INCOME

Comprehensive income includes changes in the fair value of interest rate swaps that qualify for hedge accounting. The difference between net income and comprehensive income for the three and nine months ended September 30, 2005 and 2006 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
Net income	$24,475	$21,873	$65,241	$56,796
Unrealized gain (loss) on interest rate swaps, net of tax expense (benefit) of $1,056 and $(2,682) for the three months ended September 30, 2005 and 2006, respectively, and $1,342 and $(725) for the nine months ended September 30, 2005 and 2006, respectively	1,784	(4,651)	2,265	(1,318)
Comprehensive income	$26,259	$17,222	$67,506	$55,478

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

The components of other comprehensive income and related tax effects for the three and nine months ended September 30, 2005 and 2006 are as follows:

	Three months ended September 30, 2005
	Gross	Tax effect	Net of tax
Amounts reclassified into earnings	$(628)	$(234)	$(394)
Changes in fair value of interest rate swaps	3,468	1,290	2,178
	$2,840	$1,056	$1,784

	Three months ended September 30, 2006
	Gross	Tax effect	Net of tax
Amounts reclassified into earnings	$(2,021)	$(759)	$(1,262)
Changes in fair value of interest rate swaps	(5,312)	(1,923)	(3,389)
	$(7,333)	$(2,682)	$(4,651)

	Nine months ended September 30, 2005
	Gross	Tax effect	Net of tax
Amounts reclassified into earnings	$(933)	$(347)	$(586)
Changes in fair value of interest rate swaps	4,540	1,689	2,851
	$3,607	$1,342	$2,265

	Nine months ended September 30, 2006
	Gross	Tax effect	Net of tax
Amounts reclassified into earnings	$(4,811)	$(1,807)	$(3,004)
Changes in fair value of interest rate swaps	2,768	1,082	1,686
	$(2,043)	$(725)	$(1,318)

The estimated amount of the existing unrealized gains as of September 30, 2006 (based on the interest rate yield curve at that date) included in accumulated other comprehensive income expected to be reclassified into pre-tax earnings within the next 12 months is $4,115. The timing of actual amounts reclassified into earnings is dependent on future movements in interest rates.

12.  SHARE REPURCHASE PROGRAM

On May 3, 2004, the Company announced that its Board of Directors had authorized a common stock repurchase program for the repurchase of up to $200,000 of common stock over a two-year period. On July 25, 2005, the Company announced that its Board of Directors authorized a $100,000 increase to its existing $200,000 common stock repurchase program. On October 23, 2006, the Company announced that its Board of Directors authorized a $200,000 increase to its existing $300,000 common stock repurchase program. The Board also extended the program’s term through December 31, 2008 from its existing term end of March 31, 2007. Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management's discretion. The timing and amounts of any repurchases will depend on many factors, including the Company's capital structure, the market price of the Company’s common stock and overall market conditions. During the nine months ended September 30, 2005 and 2006, the Company repurchased 2,616,005 and 2,682,000 shares, respectively, of its common stock under this program at a cost of $91,917 and $100,245, respectively. The remaining maximum dollar value of shares available for purchase under the program is approximately $221,941, giving effect to the increase announced on October 23, 2006.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

13.  COMMITMENTS AND CONTINGENCIES

The Company’s subsidiary, High Desert Solid Waste Facility, Inc. (formerly known as Rhino Solid Waste, Inc.), owns undeveloped property in Chaparral, New Mexico, for which it sought a permit to operate a municipal solid waste landfill. After a public hearing, the New Mexico Environment Department approved the permit for the facility on January 30, 2002. Colonias Development Council, or CDC, a nonprofit organization, opposed the permit at the public hearing and appealed the Department’s decision to the courts of New Mexico, primarily on the grounds that the Department failed to consider the social impact of the landfill on the community of Chaparral, and failed to consider regional planning issues. On July 18, 2005, in Colonias Dev. Council v. Rhino Envtl. Servs., Inc. (In re Rhino Envtl. Servs.), 2005 NMSC 24, 117 P.3d 939, the New Mexico Supreme Court remanded the matter back to the Department to conduct a limited public hearing on certain evidence that CDC claims was wrongfully excluded from consideration by the hearing officer, and to allow the Department to reconsider the evidence already proffered concerning the impact of the landfill on the surrounding community’s quality of life. The hearing is scheduled for April 2007. At September 30, 2006, the Company had $8,338 of capitalized expenditures related to this landfill development project. If the Company is not ultimately issued a permit to operate the landfill, the Company will be required to expense in a future period the $8,338 of capitalized expenditures, less the recoverable value of the undeveloped property and other amounts recovered, which would likely have a material adverse effect on the Company’s reported income for that period.

The Company opened a municipal solid waste landfill in Harper County, Kansas in January 2006, following the issuance by the Kansas Department of Health and Environment (“KDHE”) of a final permit to operate the landfill. This landfill has been opposed by a citizens’ group calling itself “Tri-County Concerned Citizens” and others. On October 3, 2005, landfill opponents filed a suit (Board of Commissioners of Sumner County, Kansas, Tri-County Concerned Citizens and Dalton Holland v. Roderick Bremby, Secretary of the Kansas Department of Health and Environment, et al.) in the District Court of Shawnee County, Kansas (Case No. 05-C-1264), seeking a judicial review of the order, alleging that a site analysis prepared for the Company and submitted to the Department as part of the process leading to the issuance of the permit was deficient in several respects. The action sought to stay the effectiveness of the permit and to nullify it. The Company intervened in this case. On April 7, 2006, the District Court issued an order denying the plaintiffs’ request for judicial review on the grounds that they lack standing to bring the action. The plaintiffs have appealed this decision to the Kansas Court of Appeals. On November 26, 2005, counsel for Tri-County Concerned Citizens, Inc. and Dalton Holland also filed a notice of intent to sue under the Clean Water Act with respect to the landfill, alleging that the U.S. Army Corps of Engineers’ determination that no jurisdictional wetlands would be impacted by the landfill was erroneous, arbitrary, capricious and unsupported by substantial evidence. The letter also alleges that the Company is in violation of the Company’s general permit under the National Pollutant Discharge Elimination System program for storm water. The letter is a pre-requisite to the complaining parties’ filing of a suit against the Company under the Clean Water Act, but no suit has yet been filed. On December 23, 2005, counsel for these same parties wrote a letter to the Secretary of the KDHE alleging that the Company is in violation of its permit for allegedly not having submitted to the KDHE certain information contained in the report of a consultant commissioned by the landfill opponents. While the Company believes that it will prevail with respect to all the matters described, a final adverse determination with respect to the permit would likely have a material adverse effect on the Company’s reported income in the future.

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

On August 24, 2006, a purported shareholder derivative complaint was filed in the Superior Court of California, County of Sacramento, naming certain of the Company’s current and former directors and officers as defendants, and naming the Company as a nominal defendant.  The plaintiff in this suit purports to be one of our stockholders who seeks to bring claims on behalf of the Company against the defendants.  The suit, captioned Banister v. Mittelstaedt, et al., alleges breach of fiduciary duty and related claims based on alleged wrongdoing in connection with the timing of certain stock option grants.  The complaint seeks to recover unspecified damages and other relief on behalf of the Company, as well as payment of costs and attorneys fees.  On October 25, 2006, a second purported shareholder derivative complaint was filed, naming the Company as a nominal defendant.  The suit, captioned Travis v. Mittelstaedt, et al. and filed in the United States District Court for the Eastern District of California, alleges violations of various federal and California securities laws, breach of fiduciary duty, and related claims in connection with the timing of certain stock option grants.  On October 30, 2006, we were served with a third purported shareholder derivative complaint, naming the Company as a nominal defendant.  The suit, captioned Nichols v. Mittelstaedt et al. and filed in the Superior Court of California, County of Sacramento, contains allegations substantially similar to the earlier suits.  We have been informed that on October 30, 2006, a fourth purported shareholder derivative suit, captioned Pierce v. Mittelstaedt et al., was filed in the Superior Court of California, County of Sacramento.  This suit contains allegations substantially similar to the earlier suits.  As is typical in this type of litigation, additional suits containing substantially similar allegations may be filed in the future. The Company has completed a review of its historical stock option granting practices, including all option grants since the Company's initial public offering in May 1998, and reported the results of the review to the Audit Committee of the Company’s Board of Directors.  The review identified a small number of immaterial exceptions to non-cash compensation expense attributable to administrative and clerical errors. These exceptions are not material to the current and historical financial statements of the Company, and the Audit Committee concluded that no further action was necessary. As with any litigation proceeding, the Company cannot predict with certainty the eventual outcome of this pending litigation.

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

In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business. Except as noted in the legal cases described above, as of September 30, 2006, there is no current proceeding or litigation involving the Company that the Company believes will have a material adverse impact on its business, financial condition, results of operations or cash flows.

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

We are an integrated solid waste services company that provides solid waste collection, transfer, disposal and recycling services in mostly secondary markets in the Western and Southern U.S. We also provide intermodal services for the rail haul movement of cargo containers in the Pacific Northwest through a network of six intermodal facilities. We seek to avoid highly competitive, large urban markets and instead target markets where we can provide either non-integrated or integrated solid waste services under exclusive arrangements, or markets where we can be integrated and attain high market share. In markets where waste collection services are provided under exclusive arrangements, or where waste disposal is municipally funded or available at multiple municipal sources, we believe that controlling the waste stream by providing collection services under exclusive arrangements is often more important to our growth and profitability than owning or operating landfills. As of September 30, 2006, we served more than one million residential, commercial and industrial customers from a network of operations in 22 states: Alabama, Arizona, California, Colorado, Idaho, Illinois, Iowa, Kansas, Kentucky, Minnesota, Mississippi, Montana, Nebraska, New Mexico, Oklahoma, Oregon, South Dakota, Tennessee, Texas, Utah, Washington and Wyoming. As of that date, we owned or operated a network of 115 solid waste collection operations, 37 transfer stations, 26 recycling operations, 32 municipal solid waste landfills and three construction and demolition landfills.

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements. As described by the Securities and Exchange Commission, critical accounting estimates and assumptions are those that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and that have a material impact on the financial condition or operating performance of a company. There were two changes to our critical accounting estimates and assumptions in the nine months ended September 30, 2006, which are described below. Refer to our most recent Annual Report on Form 10-K for a complete description of our critical accounting estimates and assumptions.

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

Stock-based compensation expense recognized during the three months ended September 30, 2006, totaled approximately $1.0 million ($0.6 million net of taxes) and consisted of stock option, restricted stock unit and restricted stock expense. Stock-based compensation expense recognized during the nine months ended September 30, 2006, totaled approximately $2.6 million ($1.6 million net of taxes) and consisted of stock option, restricted stock unit and restricted stock expense. This expense was included in “Selling, general and administrative” expenses in the Condensed Consolidated Statements of Income within this Form 10-Q. A contra-equity balance of $2.2 million in “Deferred stock compensation” on the Condensed Consolidated Balance Sheet was reversed as a change in accounting policy upon the adoption of SFAS 123(R) to “Additional paid-in capital” as of January 1, 2006. The excess tax benefits from the exercise of stock options were approximately $5.7 million during the nine months ended September 30, 2006.

Income taxes. We use the liability method to account for income taxes. Accordingly, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. If our judgment and estimates concerning assumptions made in calculating our expected future income tax rates are incorrect, our deferred tax assets and liabilities would change. Based on our net deferred tax liability balance at September 30, 2006, each 0.1 percentage point change to our expected future income tax rate would change our net deferred tax liability balance and income tax expense by approximately $0.5 million.

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

Approximately 50% of our revenues for the nine months ended September 30, 2006, were derived from market areas where we are the exclusive service provider in a specified market. Contracts with counties and municipalities and governmental certificates, or G Certificates, provide relatively consistent cash flow during the terms of the contracts. Since we bill most residential customers quarterly, subscription agreements also provide a stable source of revenues for us.

We charge transfer station and landfill customers a tipping fee on a per ton and/or per yard basis for disposing of their solid waste at our transfer stations and landfill facilities. Many of our transfer station and landfill customers have entered into one- to ten-year disposal contracts with us, most of which provide for annual, indexed price increases.

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

The table below shows for the periods indicated our total reported revenues attributable to services provided (dollars in thousands).

	Three months ended September 30,				Nine months ended September 30,
	2005		2006		2005		2006
Collection	$134,634	62.7%	$157,891	64.0%	$380,201	62.5%	$449,541	64.2%
Disposal and transfer	60,182	28.0	69,016	28.0	169,716	27.9	193,608	27.6
Intermodal, recycling and other	20,125	9.3	19,758	8.0	58,829	9.6	57,082	8.2
Total	$214,941	100.0%	$246,665	100.0%	$608,746	100.0%	$700,231	100.0%

Intercompany eliminations	$26,196		$30,118		$75,292		$86,545

Cost of operations includes labor and benefits, tipping fees paid to third-party disposal facilities, vehicle and equipment maintenance, workers’ compensation, vehicle and equipment insurance, employee group health insurance and claims expense, third-party transportation expense, fuel, the cost of materials we purchase for recycling, district and state taxes and host community fees and royalties. Our significant costs of operations during the nine months ended September 30, 2006 were labor, third-party disposal and transportation, cost of vehicle and equipment maintenance, insurance, taxes and fees and fuel. We use a number of programs to reduce overall cost of operations, including increasing the use of automated routes to reduce labor and workers’ compensation exposure, utilizing comprehensive maintenance and health and safety programs, and increasing the use of transfer stations to further enhance internalization rates. We carry high-deductible insurance for automobile liability, property, general liability, workers’ compensation, and employer’s liability claims. If we experience insurance claims or costs above or below our historically evaluated levels, our estimates could be materially affected.

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

At January 1, 2006, we reclassified two landfills from life-of-site classification to operated landfills. This reclassification is reflected in all landfill balances as of September 30, 2005 and 2006. At September 30, 2006, we had 378.5 million tons of permitted remaining airspace capacity and 38.8 million tons of probable expansion airspace capacity at our 27 owned and operated landfills and landfills operated under life-of-site operating agreements. We do not report remaining airspace capacity at the eight landfills we operate under contracts with finite terms. Based on remaining permitted capacity as of September 30, 2006, and projected annual disposal volumes, the average remaining landfill life for our owned landfills and landfills operated under life-of-site operating agreements is approximately 53 years. The operating agreements for which the contracted term is less than the life of the landfill have expiration dates from 2007 to 2017.

The disposal tonnage that we received in the nine months ended September 30, 2005 and 2006 at all of our landfills owned or operated during the respective period is shown below (tons in thousands):

	Nine months ended September 30,
	2005		2006
	Number of Sites	Total Tons	Number of Sites	Total Tons
Owned landfills or landfills operated under life-of-site contracts	25	4,922	27	5,370
Landfill classified as discontinued operations	1	54	-	-
Operated landfills	8	743	8	793
	34	5,719	35	6,163

We capitalize some third-party expenditures related to pending acquisitions or development projects, such as legal, engineering and interest expenses. We expense indirect acquisition costs, such as executive and corporate overhead, public relations and other corporate services, as we incur them. We charge against net income any unamortized capitalized expenditures and advances (net of any portion that we believe we may recover through sale or otherwise) that may become impaired, such as those that relate to any operation that is permanently shut down and any pending acquisition or landfill development project that we believe will not be completed. We routinely evaluate all capitalized costs, and expense those related to projects that we believe are not likely to succeed. At September 30, 2006, we had less than $0.1 million in capitalized expenditures relating to pending acquisitions.

At September 30, 2006, we had $8.3 million in capitalized expenditures for a landfill project in Chaparral, New Mexico, with respect to which we had obtained a permit to operate the landfill; on July 18, 2005, the Supreme Court of New Mexico ordered the New Mexico Environment Department to conduct an additional limited hearing to consider evidence that landfill opponents claim was wrongfully excluded. The hearing is scheduled for April 2007. If we are not ultimately issued a permit to operate the New Mexico landfill, we will be required to expense in a future period the capitalized expenditures for this project, less the recoverable value of the applicable property and any other amounts recovered, which would likely have a material adverse effect on our financial position and results of operations for that period.

We periodically evaluate our intangible assets for potential impairment indicators. If any impairment indicators are present, a test of recoverability is performed by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If the carrying values are in excess of undiscounted expected future cash flows, impairment is measured by comparing the fair value of the asset to its carrying value. If the fair value of an asset is determined to be less than the carrying amount of the asset or asset group, an impairment in the amount of the difference is recorded in the period that the impairment indicator occurs. As of September 30, 2006, there have been no adjustments to the carrying amounts of intangibles resulting from these evaluations. Additionally, we test goodwill and indefinite-lived intangible assets for impairment annually. During the nine months ended September 30, 2006, there have been no adjustments to the carrying amounts of goodwill or indefinite-lived intangible assets. As of September 30, 2006, goodwill and other intangible assets represented 48.0% of total assets and 118.1% of stockholders’ equity.

NEW ACCOUNTING PRONOUNCEMENTS

For a description of the new accounting standards that affect us, see Note 2 to our Condensed Consolidated Financial Statements included under Part I, Item 1 of this Form 10-Q.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2006

The following table sets forth items in our condensed consolidated statements of income as a percentage of revenues for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of operations	57.2	59.4	57.4	60.0
Selling, general and administrative	9.4	9.9	9.7	10.1
Depreciation and amortization expense	8.9	8.8	8.9	9.1
Gain on disposal of assets	(0.1)	(0.1)	(0.1)	-
Operating income	24.6	22.0	24.1	20.8

Interest expense, net	(3.2)	(3.5)	(3.1)	(3.5)
Other income (expense)	-	-	-	(0.6)
Minority interests	(1.6)	(1.7)	(1.7)	(1.6)
Income tax expense	(6.8)	(6.7)	(7.0)	(5.8)
Loss on discontinued operations, net of tax	-	-	(0.1)	-
Net income	13.0%	10.1%	12.2%	9.3%

Revenues. Total revenues increased $27.8 million, or 14.7%, to $216.5 million for the three months ended September 30, 2006, from $188.7 million for the three months ended September 30, 2005. Acquisitions closed during, or subsequent to, the three months ended September 30, 2005, increased revenues by approximately $14.1 million. During the three months ended September 30, 2006, increased prices charged to our customers and volume changes in our existing business resulted in a net revenue increase of approximately $14.8 million. Decreases in intermodal services due to lower cargo volume and lower recyclable commodity prices and volume during the three months ended September 30, 2006, decreased revenues by $1.1 million.

Total revenues increased $80.2 million, or 15.0%, to $613.7 million for the nine months ended September 30, 2006, from $533.5 million for the nine months ended September 30, 2005. Acquisitions closed during, or subsequent to, the nine months ended September 30, 2005, increased revenues by approximately $40.0 million. During the nine months ended September 30, 2006, increased prices charged to our customers and volume changes in our existing business resulted in a net revenue increase of approximately $43.1 million. Decreases in intermodal services due to lower cargo volume and lower recyclable commodity prices and volume during the nine months ended September 30, 2006, decreased revenues by $2.9 million.

Cost of Operations. Total cost of operations increased $20.7 million, or 19.1%, to $128.7 million for the three months ended September 30, 2006, from $108.0 million for the three months ended September 30, 2005. Total cost of operations increased $62.5 million, or 20.4%, to $368.3 million for the nine months ended September 30, 2006, from $305.8 million for the nine months ended September 30, 2005. The increases were attributable to operating costs associated with acquisitions closed during, or subsequent to, the nine months ended September 30, 2005, higher fuel costs resulting from market price changes in fuel and the expiration of our fixed-price fuel supply contract, increased insurance expenses due to increases in both total claims and average settlement rates per claim, increased franchise and landfill taxes, increased labor expenses, increased operating expenses at three new landfills opened during December 2005 and January 2006, and increased third party transportation costs and equipment maintenance costs associated with higher collection and disposal volumes. During the nine months ended September 30, 2006, we accrued additional development costs for insurance claims of approximately $3.8 million. The increase was based on actuarially projected losses on open claims determined by our third party administrator’s review and a third party actuarial review of our estimated insurance liability, both of which are updated on a quarterly basis and reviewed by us.

In 2005, we benefited from a fixed-price fuel supply contract that we entered into in late 2003 that fixed diesel prices on approximately 13 million gallons purchased during the year. This amount represented about 75% of our fuel consumption in 2005. We estimate that this contract saved us approximately $4.2 million and $9.7 million on a pre-tax basis compared to market prices paid during the three and nine months ended September 30, 2005, respectively.

Cost of operations as a percentage of revenues increased 2.2 percentage points to 59.4% for the three months ended September 30, 2006, from 57.2% for the three months ended September 30, 2005. Cost of operations as a percentage of revenues increased 2.6 percentage points to 60.0% for the nine months ended September 30, 2006, from 57.4% for the nine months ended September 30, 2005. The increases as a percentage of revenues were primarily attributable to increased fuel costs, increased insurance costs, increased franchise and landfill taxes, third party transportation costs, maintenance and repair expenses, and acquisitions closed during, or subsequent to, the nine months ended September 30, 2005, having operating margins below our company average, partially offset by a decrease in disposal expenses resulting from increased internalization of collected waste volumes.

SG&A. SG&A expenses increased $3.7 million, or 21.1%, to $21.4 million for the three months ended September 30, 2006, from $17.7 million for the three months ended September 30, 2005. SG&A expenses increased $9.9 million, or 19.1%, to $61.8 million for the nine months ended September 30, 2006, from $51.9 million for the nine months ended September 30, 2005. The increases in SG&A expenses were primarily the result of additional personnel from acquisitions closed during, or subsequent to, the nine months ended September 30, 2005, increased payroll expense due to increased headcount to support our base operations and increased salaries, increased equity compensation expense resulting from the expensing of stock options and the increased use of restricted stock units to provide long-term compensation to our employees, and increased legal and other professional fees.

SG&A expenses as a percentage of revenues increased 0.5 percentage points to 9.9% for the three months ended September 30, 2006, from 9.4% for the three months ended September 30, 2005. SG&A expenses as a percentage of revenues increased 0.4 percentage points to 10.1% for the nine months ended September 30, 2006, from 9.7% for the nine months ended September 30, 2005. The increases as a percentage of revenue were primarily attributable to increased equity compensation expense, cash compensation increases and higher legal and professional fees.

Depreciation and Amortization. Depreciation and amortization expense increased $2.4 million, or 14.0%, to $19.1 million for the three months ended September 30, 2006, from $16.7 million for the three months ended September 30, 2005. Depreciation and amortization expense increased $8.7 million, or 18.5%, to $56.0 million for the nine months ended September 30, 2006, from $47.3 million for the nine months ended September 30, 2005. The increases were primarily attributable to depreciation associated with acquisitions closed during, or subsequent to, the nine months ended September 30, 2005, increased depletion expenses resulting from increases in disposal volumes at our landfills, and increased depreciation expense resulting from new facilities, fleet and equipment acquired subsequent to September 30, 2005, to support our base operations.

Depreciation and amortization expense as a percentage of revenues decreased 0.1 percentage points to 8.8% for the three months ended September 30, 2006, from 8.9% for the three months ended September 30, 2005. Depreciation and amortization expense as a percentage of revenues increased 0.2 percentage points to 9.1% for the nine months ended September 30, 2006, from 8.9% for the nine months ended September 30, 2005, due to depreciation expense associated with facilities, fleet and equipment upgrades, and increased depletion expense resulting from increases in disposal volumes at our landfills.

Operating Income. Operating income increased $1.0 million, or 2.3%, to $47.5 million for the three months ended September 30, 2006, from $46.5 million for the three months ended September 30, 2005. The increase was primarily due to increased revenues, partially offset by increased operating costs, increased SG&A expenses to support the revenue growth and increased depreciation and amortization expenses. Operating income decreased $1.3 million, or 1.0%, to $127.5 million for the nine months ended September 30, 2006, from $128.8 million for the nine months ended September 30, 2005. The decrease was primarily attributable to increased operating costs, increased insurance expenses resulting from higher projected losses on open claims, increased SG&A expenses to support the revenue growth, and increased depreciation and amortization expenses, partially offset by the growth in revenues.

Operating income as a percentage of revenues decreased 2.6 percentage points to 22.0% for the three months ended September 30, 2006, from 24.6% for the three months ended September 30, 2005. Operating income as a percentage of revenues decreased 3.3 percentage points to 20.8% for the nine months ended September 30, 2006, from 24.1% for the nine months ended September 30, 2005. The decreases were due to the aforementioned percentage of revenue increases in cost of operations, additional insurance expense recorded, SG&A expense, and depreciation and amortization expenses.

Interest Expense. Interest expense increased $1.6 million, or 25.5%, to $7.6 million for the three months ended September 30, 2006, from $6.0 million for the three months ended September 30, 2005. The increase was attributable to higher average debt balances and increased interest rates on floating rate debt not fixed under our swap agreements. Interest expense increased $5.2 million, or 31.1%, to $21.7 million for the nine months ended September 30, 2006, from $16.5 million for the nine months ended September 30, 2005. The increase was attributable to higher average debt balances and increased interest rates on floating rate debt not fixed under our swap agreements, partially offset by a $1.0 million reduction of interest expense on our $175 million Floating Rate Convertible Subordinated Notes due 2022 (the “2022 Notes”) as a result of the timing of the conversion of the 2022 Notes into common stock by the note holders after we called the notes for redemption. The 2022 Notes converted into common stock prior to redemption were not entitled to receive interest accrued after May 1, 2006. We paid approximately $175 million in cash and issued 961,175 shares of our common stock in connection with the conversion and redemption of the 2022 Notes.

Other Income (Expense). Other income (expense) changed to an expense total of $3.8 million for the nine months ended September 30, 2006, from an income total of $0.2 million for the nine months ended September 30, 2005. Other expense in the nine months ended September 30, 2006, primarily consists of $4.2 million of costs associated with the write-off of the unamortized debt issuance costs associated with our 2022 Notes.

Provision for Income Taxes. Income taxes increased $1.6 million, or 12.7%, to $14.5 million for the three months ended September 30, 2006, from $12.9 million for the three months ended September 30, 2005. Income taxes decreased $2.0 million, or 5.2%, to $35.4 million for the nine months ended September 30, 2006, from $37.4 million for the nine months ended September 30, 2005. Our effective tax rates for the three months ended September 30, 2005 and 2006 were 34.5% and 39.9%, respectively, and 36.2% and 38.4% for the nine months ended September 30, 2005 and 2006, respectively. The increases in our effective tax rates for the three and nine months ended September 30, 2006, were primarily due to an increase in our estimated effective current and deferred state tax rates as a result of the geographical apportionment of our state taxes, partially offset by tax planning strategies. The tax rate increases resulted in a $2.6 million adjustment to our deferred tax account balances and a corresponding increase to income tax expense. Our tax rate for the nine months ended September 30, 2006, was also increased from the recognition of an initial deferred tax liability from the impact of implementing the new Texas margin tax. The Texas margin tax is an income tax on revenues generated from services provided in the state of Texas.

Net Income. Net income decreased $2.6 million, or 10.6%, to $21.9 million for the three months ended September 30, 2006, from $24.5 million for the three months ended September 30, 2005. The decrease was primarily attributable to increased interest expense, increased minority interests expense and increased income tax expense, partially offset by increased operating income. Net income decreased $8.4 million, or 12.9%, to $56.8 million for the nine months ended September 30, 2006, from $65.2 million for the nine months ended September 30, 2005. The decrease was primarily attributable to decreased operating income, increased interest expense, increased minority interests expense and the write off of $4.2 million of unamortized debt issuance costs associated with our 2022 Notes, partially offset by decreased income tax expense.

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

As of September 30, 2006, we had a working capital deficit of $27.2 million, including cash and equivalents of $10.5 million. Our working capital deficit increased $1.6 million from $25.6 million at December 31, 2005. Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements to reduce our indebtedness under our credit facility and to minimize our cash balances. The increase in our working capital deficit from December 31, 2005, resulted primarily from an increase in accrued liabilities, slightly offset by an increase in accounts receivable and a decrease in book overdraft.

For the nine months ended September 30, 2006, net cash provided by operating activities was $152.3 million, including $15.6 million provided by working capital for the period. The primary components of the reconciliation of net income to net cash provided by operating activities for the nine months ended September 30, 2006, consist of non-cash expenses, including $56.0 million of depreciation and amortization, $9.7 million of minority interests expense, $5.8 million of debt issuance cost amortization, a $11.5 million increase in net deferred tax liabilities, and $2.6 million of stock compensation expense, less $5.7 million of excess tax benefit from stock option exercises reclassified to cash flows from financing activities due to the adoption of SFAS 123(R).

For the nine months ended September 30, 2005, net cash provided by operating activities was $149.8 million. The primary components of the reconciliation of net income to net cash provided by operating activities for the nine months ended September 30, 2005, consist of non-cash expenses, including $47.5 million of depreciation and amortization, $23.5 million provided by changes in working capital for the period, $9.3 million of minority interests expense, $7.0 million of tax benefit from stock option exercises, less a $4.8 million decrease in deferred tax liabilities.

For the nine months ended September 30, 2006, net cash used in investing activities was $108.6 million. Of this, $35.9 million was used to fund the cash portion of acquisitions and to pay a portion of acquisition costs that were included as a component of accrued liabilities at December 31, 2005. Cash used for capital expenditures was $73.5 million, which was primarily for investments in fixed assets, consisting of trucks, containers, other equipment and landfill development. The increase in capital expenditures of $12.1 million for the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005, is due primarily to the costs of initial construction and operating equipment purchased for two new landfills that opened in 2006, new heavy equipment purchased at existing landfills, and the construction costs associated with a new transfer station and a new operating facility in the state of Washington.

For the nine months ended September 30, 2005, net cash used in investing activities was $130.0 million. Of this amount, $73.5 million was used to fund the cash portion of acquisitions and to pay a portion of acquisition costs that were included as a component of accrued liabilities at December 31, 2004. Cash used for capital expenditures was $61.4 million, which was primarily for investments in fixed assets, consisting of trucks, containers, other equipment and landfill development. Cash provided by investing activities primarily included $4.4 million of proceeds from the disposal of assets and $1.1 million of net reductions of restricted assets.

For the nine months ended September 30, 2006, net cash used in financing activities was $40.7 million, which included $47.9 million of net borrowings under our various debt arrangements for the funding of capital expenditures and acquisitions, $26.0 million of proceeds from stock option and warrant exercises, and $5.7 million of excess tax benefit from stock option exercises, less $7.8 million of cash distributions to minority interest holders, $6.1 million change in book overdraft, $6.1 million of debt issuance costs, and $100.2 million of repurchases of our common stock.

For the nine months ended September 30, 2005, net cash used in financing activities was $16.6 million, which primarily included $62.2 million of net borrowings under our various debt arrangements for the funding of capital expenditures and acquisitions, $25.2 million of proceeds from stock option and warrant exercises, less $91.9 million to repurchase shares of our common stock, $3.5 million change in book overdraft and $8.5 million of cash distributions to minority interest holders.

We made $73.5 million in capital expenditures during the nine months ended September 30, 2006. We expect to make capital expenditures of approximately $95 million in 2006 in connection with our existing business. We intend to fund our planned 2006 capital expenditures principally through existing cash, internally generated funds, and borrowings under our existing credit facility. In addition, we may make substantial additional capital expenditures in acquiring solid waste collection and disposal businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity. We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities. We believe that our credit facility and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future.

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

As of September 30, 2006, we had $400.0 million outstanding under our senior secured revolving credit facility, exclusive of outstanding stand-by letters of credit of $53.5 million. The $33.0 million increase in outstanding borrowings under our credit facility during the nine months ended September 30, 2006, was primarily due to funding repurchases of our common stock, new acquisitions, capital expenditures, and the conversion and redemption of our 2022 Notes, partially offset by net proceeds from the issuance of our 2026 Notes, cash generated from operations, and the proceeds from stock option exercises. As of September 30, 2005 and 2006, we were in compliance with all applicable covenants in our credit facility.

As of September 30, 2006, we had the following contractual obligations (in thousands):

	Payments Due by Period
Recorded Obligations	Total	Less Than 1 Year	2 to 3 Years	4 to 5 Years	Over 5 Years
Long-term debt (1), (2)	$645,120	$7,078	$18,307	$404,058	$215,677

(1)
Long-term debt payments include $400 million in principal payments due 2011 related to our senior secured revolving credit facility. As of September 30, 2006, our credit facility allowed us to borrow up to $850 million, including stand-by letters of credit.

(2)
Holders of the 2026 Notes may require us to purchase their notes in cash at a price of par plus accrued interest, if any, upon a change in control of the Company, as defined in the indenture, or, for the first time, on April 1, 2011. Under certain conditions, the 2026 Notes could be earlier converted.

	Amount of Commitment Expiration Per Period
Unrecorded Obligations	Total	Less Than 1 Year	2 to 3 Years	4 to 5 Years	Over 5 Years
Operating leases(3)	$51,389	$6,747	$10,361	$8,145	$26,136

(3)
We are party to operating lease agreements. These lease agreements are established in the ordinary course of our business and are designed to provide us with access to facilities at competitive, market-driven prices. These arrangements have not materially affected our financial position, results of operations or liquidity during the nine months ended September 30, 2006, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

We have obtained stand-by letters of credit and financial surety bonds, primarily to support our financial assurance needs and landfill operations. We had provided customers and various regulatory authorities with surety bonds in the aggregate amounts of approximately $126.1 million and $142.0 million at December 31, 2005 and September 30, 2006, respectively. These arrangements have not materially affected our financial position, results of operations or liquidity during the nine months ended September 30, 2006, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

The minority interests holders of a majority-owned subsidiary of Waste Connections have a currently exercisable put option to require us to complete the acquisition of this majority-owned subsidiary by purchasing their minority ownership interests for fair market value. The put option calculates the fair market value of the subsidiary based on its current operating income before depreciation and amortization, as defined in the put option agreement. The put option does not have a stated termination date. At September 30, 2006, the minority interests holders' pro rata share of the subsidiary's fair market value is estimated to be worth between $81 million and $96 million. Because the put is calculated at fair market value, no amounts have been accrued relative to the put option. In the event the minority interests holders elect to exercise the put option, we intend to fund the transaction using borrowings from our credit facility.

From time to time we evaluate our existing operations and their strategic importance to us. If we determine that a given operating unit does not have future strategic importance, we may sell or otherwise dispose of those operations. Although we believe our operations would not be impaired by such dispositions, we could incur losses on them.

FREE CASH FLOW

We are providing free cash flow, a non-GAAP financial measure, because it is widely used by investors as a valuation and liquidity measure in the solid waste industry. This measure should be used in conjunction with GAAP financial measures. Management uses free cash flow as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We define free cash flow as net cash provided by operating activities plus proceeds from disposal of assets and excess tax benefit on the exercise of stock options, plus or minus change in book overdraft, less capital expenditures for property and equipment and distributions to minority interest holders. Other companies may calculate free cash flow differently. Our free cash flow for the nine months ended September 30, 2005 and 2006, as revised and amended, is calculated as follows (amounts in thousands):

	Nine months ended September 30,
	2005	2006
Net cash provided by operating activities	$149,796	$152,340
Change in book overdraft	(3,514)	(6,143)
Plus: Proceeds from disposal of assets	4,420	1,950
Plus: Excess tax benefit on the exercise of stock options	-	5,660
Less: Capital expenditures for property and equipment	(61,418)	(73,482)
Less: Distributions to minority interest holders	(8,526)	(7,840)
Free cash flow	$80,758	$72,485

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

At September 30, 2006, our derivative instruments consisted of seven interest rate swap agreements that effectively fix the interest rate on the applicable notional amounts of our variable rate debt as follows:

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

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our market risk sensitive hedge positions and all other debt. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. We are exposed to cash flow risk due to changes in interest rates with respect to the net floating rate balances owed at December 31, 2005, and September 30, 2006, of $321.4 million and $24.4 million, respectively, including floating rate debt under our credit facility, our 2022 Notes (redeemed as of September 30, 2006), various floating rate notes payable to third parties and floating rate municipal bond obligations, offset by our debt effectively fixed under interest rate swap agreements. A one percent increase in interest rates on our variable-rate debt as of December 31, 2005, and September 30, 2006, would decrease our annual pre-tax income by approximately $3.2 million and $0.2 million, respectively. All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations.

Although fuel and energy costs account for a relatively small portion of our total revenues, the market price of diesel fuel is unpredictable and can fluctuate significantly. We purchase a majority of our fuel at market prices. Continued increases in the price of fuel could adversely affect our business and reduce our operating margins. A $0.10 per gallon increase in the price of fuel over a one-year period would decrease our annual pre-tax income by approximately $2.0 million.

We market a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals. We own and operate 26 recycling processing operations and sell other collected recyclable materials to third parties for processing before resale. Certain of our municipal recycling contracts in the state of Washington specify benchmark resale prices for recycled commodities. If the prices we actually receive for the processed recycled commodities collected under the contract exceed the prices specified in the contract, we share the excess with the municipality, after recovering any previous shortfalls resulting from actual market prices falling below the prices specified in the contract. To reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties. Although there can be no assurance of market recoveries, in the event of a decline in recycled commodity prices, a 10% decrease in average recycled commodity prices from the prices that were in effect at September 30, 2005 and 2006 would have had a $1.8 million impact on revenues for the nine months ended September 30, 2005 and 2006.

Item 4. Controls and Procedures

As required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2006, that our disclosure controls and procedures were effective at the reasonable assurance level such that information required to be disclosed in our Exchange Act reports: (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2006, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

There have not been any material developments in the legal proceeding involving Colonias Dev. Council v. Rhino Envtl. Servs., Inc. (In re Rhino Envtl. Servs.) described in our annual report on Form 10-K for the fiscal year ended December 31, 2005, and our quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2006. Refer to Note 13 of the Notes to Condensed Consolidated Financial Statements in Part I of this Report on Form 10-Q for a description of this legal proceeding.

There have not been any material developments in the legal proceeding involving Board of Commissioners of Sumner County, Kansas, Tri-County Concerned Citizens and Dalton Holland v. Roderick Bremby, Secretary of the Kansas Department of Health and Environment, et al.) described in our annual report on Form 10-K for the fiscal year ended December 31, 2005, and our quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2006. Refer to Note 13 of the Notes to Condensed Consolidated Financial Statements in Part I of this Report on Form 10-Q for a description of this legal proceeding.

There have not been any material developments in the legal proceeding involving Resourceful Environmental Services, Inc. v. Waste Connections, et al. described in our annual report on Form 10-K for the fiscal year ended December 31, 2005. Refer to Note 13 of the Notes to Condensed Consolidated Financial Statements in Part I of this Report on Form 10-Q for a description of this legal proceeding.

On August 24, 2006, a purported shareholder derivative complaint was filed in the Superior Court of California, County of Sacramento, naming certain of our current and former directors and officers as defendants, and naming us as a nominal defendant.  The plaintiff in this suit purports to be one of our stockholders who seeks to bring claims on behalf of the Company against the defendants.  The suit, captioned Banister v. Mittelstaedt, et al., alleges breach of fiduciary duty and related claims based on alleged wrongdoing in connection with the timing of certain stock option grants.  The complaint seeks to recover unspecified damages and other relief on behalf of ourselves, as well as payment of costs and attorneys fees.  On October 25, 2006, a second purported shareholder derivative complaint was filed, naming us as a nominal defendant.  The suit, captioned Travis v. Mittelstaedt, et al. and filed in the United States District Court for the Eastern District of California, alleges violations of various federal and California securities laws, breach of fiduciary duty, and related claims in connection with the timing of certain stock option grants.  On October 30, 2006, we were served with a third purported shareholder derivative complaint, naming us as a nominal defendant.  The suit, captioned Nichols v. Mittelstaedt et al. and filed in the Superior Court of California, County of Sacramento, contains allegations substantially similar to the earlier suits.  We have been informed that on October 30, 2006, a fourth purported shareholder derivative suit, captioned Pierce v. Mittelstaedt et al., was filed in the Superior Court of California, County of Sacramento.  This suit contains allegations substantially similar to the earlier suits.  As is typical in this type of litigation, additional suits containing substantially similar allegations may be filed in the future. We have completed a review of our historical stock option granting practices, including all option grants since our initial public offering in May 1998, and reported the results of the review to the Audit Committee of our Board of Directors.  The review identified a small number of immaterial exceptions to non-cash compensation expense attributable to administrative and clerical errors. These exceptions are not material to our current and historical financial statements, and the Audit Committee concluded that no further action was necessary. As with any litigation proceeding, we cannot predict with certainty the eventual outcome of this pending litigation.

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

On May 3, 2004, we announced that our Board of Directors authorized a common stock repurchase program for the repurchase of up to $200 million of our common stock over a two-year period. On July 25, 2005, we announced that our Board of Directors approved an increase in, and extension of, the common stock repurchase program. On October 23, 2006, we announced that our Board of Directors authorized an additional increase in, and extension of, the common stock repurchase program. We are now authorized to purchase up to $500 million of our common stock through December 31, 2008. Under the program, we may repurchase stock in the open market or in privately negotiated transactions from time to time at management's discretion. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of our common stock and overall market conditions. As of September 30, 2006, we have repurchased 8.4 million shares of our common stock at a cost of $287.0 million, $278.1 million of which was under the program. The table below reflects repurchases we have made for the three months ended September 30, 2006:

(In thousands, except share and per share amounts)

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2)
7/1/06 - 7/31/06	-	$-	-	$234,442
8/1/06 - 8/31/06	87,900	36.15	87,900	231,265
9/1/06 - 9/30/06	260,000	35.86	260,000	221,941
	347,900	35.93	347,900

(1)	This amount represents the weighted average price paid per common share. This price includes a per share commission paid for all repurchases.

(2)	Gives effect to increase in authorization under the program announced on October 23, 2006.

Item 6.	Exhibits

Exhibit Number	Description of Exhibits
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the exhibit filed with the Registrant’s Form T-3 filed on June 16, 2004)
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on July 22, 2004)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASTE CONNECTIONS, INC.

Date: November 14, 2006	BY:	/s/ Ronald J. Mittelstaedt
Ronald J. Mittelstaedt,
Chief Executive Officer

Date: November 14, 2006	BY:	/s/ Worthing F. Jackman
Worthing F. Jackman,
Executive Vice President and Chief Financial Officer