Form 10-K
period 2006-12-31
WASTE CONNECTIONS INC/DE
filed 2007-02-13
CIK 1057058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
   (Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 1-31507

WASTE CONNECTIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3283464
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

35 Iron Point Circle
Suite 200
Folsom, California	95630
(Address of principal executive offices)	(Zip Code)

(916) 608-8200
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☑            No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐            No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑            No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one.)

☑ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).

Yes ☐           No ☑

As of June 30, 2006, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant, based on the closing sales price for the registrant’s common stock, as reported on the New York Stock Exchange, was $1,636,247,304

Number of shares of common stock outstanding as of January 31, 2007: 45,579,740

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

WASTE CONNECTIONS, INC.
ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. BUSINESS

Our Company

Waste Connections, Inc. is an integrated solid waste services company that provides solid waste collection, transfer, disposal and recycling services in mostly secondary markets in the Western and Southern U.S. We serve more than one million residential, commercial and industrial customers from operations in 22 states: Alabama, Arizona, California, Colorado, Idaho, Illinois, Iowa, Kansas, Kentucky, Minnesota, Mississippi, Montana, Nebraska, New Mexico, Oklahoma, Oregon, South Dakota, Tennessee, Texas, Utah, Washington and Wyoming. As of December 31, 2006, we owned or operated a network of 114 solid waste collection operations, 37 transfer stations, 26 recycling operations and 35 active landfills. In addition, we provided intermodal services for the rail haul movement of cargo containers in the Pacific Northwest through a network of six intermodal facilities.

We are a leading provider of solid waste services in most of our markets, and approximately 50% of our revenues are derived from market areas where we have franchise or exclusive rights to provide our services. We have focused on secondary markets mostly in the Western and Southern U.S. because we believe that those areas offer:

•	more opportunities to enter into exclusive arrangements and create competitive barriers to entry;
•	less competition from larger solid waste services companies;
•	projected strong economic and population growth rates that will contribute to the growth of our business; and
•	a number of independent solid waste services companies suitable for acquisition.

Our senior management team has extensive experience in operating, acquiring and integrating solid waste services businesses, and we intend to continue to focus our efforts on pursuing acquisition-based growth. We anticipate that a part of our future growth will come from acquiring additional solid waste collection, transfer and disposal businesses and, therefore, we expect that additional acquisitions could continue to affect period-to-period comparisons of our operating results.

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

We currently deliver our services from approximately 135 operating locations grouped into four regions. We manage and evaluate our business in this manner on the basis of the regions’ geographic characteristics, interstate waste flow, revenue base, employee base, regulatory structure and acquisition opportunities. Each region has a regional vice president and a regional controller, reporting directly to our corporate management. These regional officers are responsible for operations and accounting in their regions and supervise their regional staff.

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

Implement Operating Standards. We develop company-wide operating standards, which are tailored for each of our markets based on industry norms and local conditions. We implement cost controls and employee training and safety procedures and establish a sales and marketing plan for each market. By internalizing the waste stream of acquired operations, we can further increase operating efficiencies and improve capital utilization. We use a wide-area information system network, implement financial controls and consolidate certain accounting, personnel and customer service functions. While regional and district management operate with a high degree of autonomy, our senior officers monitor regional and district operations and require adherence to our accounting, purchasing, marketing and internal control policies, particularly with respect to financial matters. Our executive officers regularly review the performance of regional officers, district managers and operations. We believe we can improve the profitability of existing and newly acquired operations by establishing operating standards, closely monitoring performance and streamlining certain administrative functions.

Our Growth Strategy

We tailor the components of our growth strategy to the markets in which we operate and into which we hope to expand.

Acquire Additional Exclusive Arrangements. We derive approximately 50% of our revenues from market areas where we have exclusive arrangements, including franchise agreements, municipal contracts and governmental certificates, under which we are the exclusive service provider for a specified market. These exclusive rights and contractual arrangements create barriers to entry that can be overcome primarily by the acquisition of the company with such exclusive rights or contractual arrangements. We intend to devote significant resources to securing additional franchise agreements and municipal contracts through competitive bidding and securing additional governmental certificates by acquiring other companies. In bidding for franchises and municipal contracts and evaluating acquisition candidates holding governmental certificates, our management team draws on its experience in the waste industry and knowledge of local service areas in existing and target markets. Our district managers maintain relationships with local governmental officials within their service areas, and sales representatives may be assigned to cover specific municipalities. These personnel focus on maintaining, renewing and renegotiating existing franchise agreements and municipal contracts and securing additional agreements and contracts while maintaining acceptable financial returns. We believe our ability to offer comprehensive rail haul disposal services in the Pacific Northwest improves our competitive position in bidding for such contracts.

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

Expand Through Acquisitions. We intend to expand the scope of our operations by continuing to acquire solid waste companies in new markets and in existing or adjacent markets that are combined with or “tucked in” to our existing operations. We focus our acquisition efforts on markets that we believe provide significant growth opportunities for a well-capitalized market entrant and where we can create economic and operational barriers to entry by new competitors. This focus typically highlights markets in which we can either: (1) provide waste collection services under franchises, exclusive contracts or other arrangements; or (2) garner a leading market position and provide vertically integrated collection and disposal services. We believe that our experienced management, decentralized operating strategy, financial strength, size and public company status make us an attractive buyer to certain solid waste collection and disposal acquisition candidates. We have developed an acquisition discipline based on a set of financial, market and management criteria to evaluate opportunities. Once an acquisition is closed, we seek to integrate it while minimizing disruption to the ongoing operations of both Waste Connections and the acquired business.

In new markets, we often use an initial acquisition as an operating base and seek to strengthen the acquired operation's presence in that market by providing additional services, adding new customers and making “tuck-in” acquisitions of other solid waste companies in that market or adjacent markets. We next seek to broaden our regional presence by adding additional operations in markets adjacent to the new location. We believe that many suitable “tuck-in” acquisition opportunities exist within our current and targeted market areas that provide us with opportunities to increase our market share and route density.

The U.S. solid waste services industry experienced significant consolidations during the 1990’s. We expect the consolidation trend to continue, but at a slower pace. The solid waste services industry remains regional in nature with acquisition opportunities available in selected markets. Some of the remaining independent landfill and collection operators lack the capital resources, management skills and/or technical expertise necessary to comply with stringent environmental and other governmental regulations and to compete with larger, more efficient, integrated operators. In addition, many of the remaining independent operators may wish to sell their businesses to achieve liquidity in their personal finances or as part of their estate planning. Due to the prevalence of exclusive arrangements and the reduced pace of consolidation, we believe the Western markets contain the largest and most attractive number of acquisition opportunities.

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

Governmental certificates, exclusive franchise agreements and exclusive municipal contracts grant us rights to provide services within specified areas at established rates. Governmental certificates, or G Certificates, are unique to the State of Washington. The Washington Utilities and Transportation Commission, or the WUTC, awards G Certificates to solid waste collection service providers in unincorporated areas and electing municipalities. These certificates typically grant the holder the exclusive and perpetual right to provide specific residential, commercial and/or industrial waste services in a defined territory at specified rates subject to divestiture and/or cancellation by the WUTC on specified limited grounds. Franchise agreements typically provide an exclusive period of seven years or longer for a specified territory. These arrangements specify a broad range of services to be provided, establish rates for the services and often give the service provider a right of first refusal to extend the term of the agreement. Municipal contracts typically provide a shorter service period and a more limited scope of services than franchise agreements and generally require competitive bidding at the end of the contract term. We do not expect that the loss of any current contracts in negotiation for renewal or contracts likely to terminate in 2007 will have a material adverse affect on our revenues or cash flows. No individual contract or customer accounted for more than 5% of our total revenues for the year ended December 31, 2006.

We provide residential waste services, other than those we perform under exclusive arrangements, under contracts with homeowners' associations, apartment owners, mobile home park operators or on a subscription basis with individual households. We set base residential fees on a contract basis primarily based on route density, the frequency and level of service, the distance to the disposal or processing facility, weight and type of waste collected, type of equipment and containers furnished, the cost of disposal or processing and prices charged by competitors in that market for similar services. Collection fees are paid either by the municipalities from tax revenues or directly by the residents receiving the services. We provide 20- to 96-gallon carts to residential customers.

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

Landfill Disposal Services

We own solid waste landfills to achieve vertical integration in markets where the economic and regulatory environments make landfill ownership attractive. Where our operations are vertically integrated, we eliminate third party disposal costs and generally realize higher margins and stronger operating cash flows. The fees charged at disposal facilities, which are known as “tipping fees,” are based on market factors and take into account the type and weight or volume of solid waste deposited and the type and size of the vehicles used to transport waste.

Our landfill facilities consisted of the following at December 31, 2006:

Owned and operated landfills	24
Operated landfills under limited-term operating agreements	8
Operated landfills under life-of-site agreements	3
35

We also own one construction and demolition landfill site in Kentucky that is permitted for operation, but has not been constructed. We own landfills in California, Colorado, Illinois, Kansas, Kentucky, Minnesota, Mississippi, Nebraska, New Mexico, Oklahoma, Oregon, Tennessee and Washington. In addition, we operate, but do not own, landfills in California, Mississippi, Nebraska and New Mexico. With the exception of three landfills located in Tennessee, Mississippi and Colorado that only accept construction and demolition waste and one construction and demolition landfill in Kentucky permitted for operation, but not constructed, all landfills that we own or operate are municipal solid waste landfills. At January 1, 2006, we reclassified two landfills from life-of-site classification to operated landfills. This reclassification is reflected in all landfill balances as of December 31, 2005 and 2006.

Under landfill operating agreements, the owner of the property, generally a municipality, usually owns the permit and we operate the landfill for a contracted term, which may be the life of the landfill. Where the contracted term is not the life of the landfill, the property owner is generally responsible for final capping, closure and post-closure obligations. We are responsible for all final capping, closure and post-closure obligations at the three operated landfills for which we have life-of-site agreements. Our operating contracts for which the contracted term is less than the life of the landfill have expiration dates from 2007 to 2017.

Based on remaining permitted capacity as of December 31, 2006, and projected annual disposal volumes, the average remaining landfill life for our owned and operated landfills and landfills operated, but not owned, under life-of-site agreements, is estimated to be approximately 53 years. Many of our existing landfills have the potential for expanded disposal capacity beyond the amount currently permitted. We monitor the available permitted in-place disposal capacity of our landfills on an ongoing basis and evaluate whether to seek capacity expansion. In making this evaluation, we consider various factors, including the following:

•
whether the land where the expansion is being sought is contiguous to the current disposal site, and whether we either own it or the property is under an option, purchase, operating or other similar agreement;

•	whether total development costs, final capping costs, and closure/post-closure costs have been determined;
•	whether internal personnel have performed a financial analysis of the proposed expansion site and have determined that it has a positive financial and operational impact;
•	whether internal personnel or external consultants are actively working to obtain the necessary approvals to obtain the landfill expansion permit; and
•
whether we consider it probable that we will achieve the expansion (for a pursued expansion to be considered probable, there must be no significant known technical, legal, community, business, or political restrictions or similar issues existing that could impair the success of the expansion).

We also regularly consider whether it is advisable, in light of changing market conditions and/or regulatory requirements, to seek to expand or change the permitted waste streams or to seek other permit modifications. We are currently seeking to expand permitted capacity at six of our landfills for which we consider expansions to be probable. Although we cannot be certain that all future expansions will be permitted as designed, the average remaining landfill life for our owned and operated landfills and landfills operated, but not owned, under life-of-site agreements is estimated to be approximately 57 years when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume.

The following table reflects estimated landfill capacity and airspace changes, as measured in tons, for owned and operated landfills and landfills operated, but not owned, under life-of-site agreements (in thousands):

	2005			2006
	Permitted	Probable Expansion	Total	Permitted	Probable Expansion	Total
Balance, beginning of year	309,616	69,940	379,556	358,193	66,525	424,718
Permits granted	40,626	(4,725)	35,901	17,762	(17,762)	-
Airspace consumed	(6,649)	-	(6,649)	(7,215)	-	(7,215)
Changes in engineering estimates	14,600	1,310	15,910	15,714	(18,423)	(2,709)
Balance, end of year	358,193	66,525	424,718	384,454	30,340	414,794

The estimated remaining operating lives for our owned and operated landfills and landfills operated, but not owned, under life-of-site agreements, based on remaining permitted and probable expansion capacity and projected annual disposal volume, in years, as of December 31, 2005, are shown in the table below. The estimated remaining operating lives include assumptions that the operating permits are renewed.

	0 to 10	11 to 20	21 to 40	41 to 50	51+	Total
Owned and operated landfills	1	5	7	1	8	22
Operated landfills under life-of-site agreements	-	-	1	1	1	3
	1	5	8	2	9	25

The estimated remaining operating lives for our owned and operated landfills and landfills operated, but not owned, under life-of-site agreements, based on remaining permitted and probable expansion capacity and projected annual disposal volume, in years, as of December 31, 2006, are shown in the table below. The estimated remaining operating lives include assumptions that the operating permits are renewed.

	0 to 10	11 to 20	21 to 40	41 to 50	51+	Total
Owned and operated landfills	1	4	6	1	12	24
Operated landfills under life-of-site agreements	-	-	2	-	1	3
	1	4	8	1	13	27

The disposal tonnage that we received in 2005 at all of our landfills is shown below (tons in thousands):

	Three months ended								Twelve months ended December 31, 2005
	March 31, 2005		June 30, 2005		September 30, 2005		December 31, 2005
	Number of Sites	Total Tons	Number of Sites	Total Tons	Number of Sites	Total Tons	Number of Sites	Total Tons
Owned landfills or landfills operated under life-of-site agreements	25	1,436	25	1,715	25	1,771	25	1,727	6,649
Landfills classified as discontinued operations	1	47	1	7	-	-	-	-	54
Operated landfills	8	220	8	257	8	245	8	266	988
	34	1,703	34	1,979	33	2,016	33	1,993	7,691

The disposal tonnage that we received in 2006 at all of our landfills is shown below (tons in thousands):

	Three months ended								Twelve months ended December 31, 2006
	March 31, 2006		June 30, 2006		September 30, 2006		December 31, 2006
	Number of Sites	Total Tons	Number of Sites	Total Tons	Number of Sites	Total Tons	Number of Sites	Total Tons
Owned landfills or landfills operated under life-of-site agreements	27	1,655	27	1,828	27	1,888	27	1,844	7,215
Operated landfills	8	269	8	266	8	258	8	240	1,033
	35	1,924	35	2,094	35	2,146	35	2,084	8,248

Transfer Station Services

We have an active program to acquire, develop, own and operate transfer stations in markets proximate to our collection operations. Transfer stations receive, compact and load solid waste to be transported to landfills via truck, rail or barge. Transfer stations extend our direct-haul reach and link collection operations with disposal facilities that we own, operate or have under contract in other localities. We owned or operated 37 transfer stations at December 31, 2006. Currently, we own transfer stations in California, Colorado, Kansas, Montana, Nebraska, Oklahoma, Oregon, Tennessee and Washington. In addition, we operate, but do not own, transfer stations in Idaho, Kentucky, Nebraska, Tennessee, Washington and Wyoming. We believe that transfer stations benefit us by:

•
concentrating the waste stream from a wider area, which increases the volume of disposal at our landfill facilities and gives us greater leverage in negotiating more favorable disposal rates at other landfills;

•	improving utilization of collection personnel and equipment; and
•	building relationships with municipalities and private operators that deliver waste, which can lead to additional growth opportunities.

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

INTERMODAL SERVICES

Intermodal logistics is the movement of containers using two or more modes of transportation, usually including a rail or truck segment. In November 2004, we entered the intermodal services business in the Pacific Northwest through the acquisition of Northwest Container Services, Inc., which provides repositioning, storage, maintenance and repair of cargo containers for international shipping companies. We provide these services for containerized cargo primarily to international shipping companies importing and exporting goods through the Pacific Northwest. As of December 31, 2006, we owned six intermodal operations in Washington and Oregon. Our fleet of doublestack railcars provides dedicated direct-line haul services among terminals in Portland, Tacoma and Seattle. We have contracts with the Burlington Northern Santa Fe and Union Pacific railroads for the movement of containers among our six intermodal operations. We also provide our customers container and chassis sales and leasing services.

We intend to further expand our intermodal business through cross-selling efforts with our solid waste services operations. We believe that a significant amount of solid waste is transported currently by rail from primarily the Seattle-Tacoma area to remote landfills in Eastern Washington and Eastern Oregon. We believe our ability to market both intermodal and disposal services will enable us to more effectively compete for these volumes.

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

We compete for collection, transfer and disposal volume based primarily on the price and, to a lesser extent, quality of our services. From time to time, competitors may reduce the price of their services in an effort to expand their market shares or service areas or to win competitively bid municipal contracts. These practices may cause us to reduce the price of our services or, if we elect not to do so, to lose business. We provide a majority of our residential, commercial and industrial collection services under exclusive franchise and municipal contracts and G Certificates, some of which are subject to periodic competitive bidding. We provide a substantial portion of our other services under subscription agreements with individual households and one- to three-year service contracts with commercial and industrial customers.

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

REGULATION

Introduction

Our operations, including landfills, waste transportation, transfer stations, vehicle maintenance shops and fueling facilities, are all subject to extensive and evolving federal, state and local environmental laws and regulations, the enforcement of which has become increasingly stringent. The environmental regulations that affect us are administered by the Environmental Protection Agency, or the EPA, and other federal, state and local environmental, zoning, health and safety agencies. The WUTC regulates the portion of our collection business in Washington performed under G Certificates. We currently comply in all material respects with applicable federal, state and local environmental laws, permits, orders and regulations. In addition, we attempt to anticipate future regulatory requirements and to plan in advance as necessary to comply with them. We do not presently anticipate incurring any material costs to bring our operations into environmental compliance with existing or expected future regulatory requirements, although we can give no assurance that this will not change in the future.

The principal federal, state and local statutes and regulations that apply to our operations are described below. Certain of the statutes described below contain provisions that authorize, under certain circumstances, lawsuits by private citizens to enforce the provisions of the statutes. In addition to penalties, some of those statutes authorize an award of attorneys' fees to parties that successfully bring such an action. Enforcement actions under these statutes may include both civil and criminal penalties, as well as injunctive relief in some instances.

The Resource Conservation and Recovery Act of 1976, or RCRA

RCRA regulates the generation, treatment, storage, handling, transportation and disposal of solid waste and requires states to develop programs to ensure the safe disposal of solid waste. RCRA divides solid waste into two groups, hazardous and nonhazardous. Wastes are generally classified as hazardous if they either: (1) are specifically included on a list of hazardous wastes; or (2) exhibit certain characteristics defined as hazardous. Household wastes are specifically designated as nonhazardous. Wastes classified as hazardous under RCRA are subject to much stricter regulation than wastes classified as nonhazardous, and businesses that deal with hazardous waste are subject to regulatory obligations in addition to those imposed on handlers of nonhazardous waste. From the date of inception through December 31, 2006, we did not, to our knowledge, transport hazardous wastes under circumstances that would subject us to hazardous waste regulations under Subtitle C of RCRA. Some of our ancillary operations (e.g., vehicle maintenance operations) may generate hazardous wastes. We manage these wastes in substantial compliance with applicable laws.

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

The Federal Water Pollution Control Act of 1972, or the Clean Water Act

The Clean Water Act regulates the discharge of pollutants from a variety of sources, including solid waste disposal sites and transfer stations, into waters of the United States. If run-off from our owned or operated transfer stations or run-off or collected leachate from our owned or operated landfills is discharged into streams, rivers or other surface waters, the Clean Water Act would require us to apply for and obtain a discharge permit, conduct sampling and monitoring and, under certain circumstances, reduce the quantity of pollutants in such discharge. Also, virtually all landfills are required to comply with the EPA's storm water regulations issued in November 1990, which are designed to prevent contaminated landfill storm water runoff from flowing into surface waters. We believe that our facilities comply in all material respects with the Clean Water Act requirements. Various states in which we operate or in which we may operate in the future have been delegated authority to implement the Clean Water Act permitting requirements, and some of these states have adopted regulations that are more stringent than the federal Clean Water Act requirements. For example, states often require permits for discharges that may impact ground water as well as surface water.

The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or CERCLA

CERCLA established a regulatory and remedial program intended to provide for the investigation and cleanup of facilities where or from which a release of any hazardous substance into the environment has occurred or is threatened. CERCLA's primary mechanism for remedying such problems is to impose strict joint and several liability for cleanup of facilities on current owners and operators of the site, former owners and operators of the site at the time of the disposal of the hazardous substances, any person who arranges for the transportation, disposal or treatment of the hazardous substances, and the transporters who select the disposal and treatment facilities, regardless of the care exercised by such persons. CERCLA also imposes liability for the cost of evaluating and remedying any damage to natural resources. The costs of CERCLA investigation and cleanup can be very substantial. Liability under CERCLA does not depend on the existence or disposal of "hazardous waste" as defined by RCRA; it can also be based on the release of even very small amounts of the more than 700 “hazardous substances” listed by the EPA, many of which can be found in household waste. In addition, the definition of “hazardous substances” in CERCLA incorporates substances designated as hazardous or toxic under the federal Clean Water Act, Clear Air Act and Toxic Substances Control Act. If we were found to be a responsible party for a CERCLA cleanup, the enforcing agency could hold us, or any other generator, transporter or the owner or operator of the contaminated facility, responsible for all investigative and remedial costs, even if others were also liable. CERCLA also authorizes the imposition of a lien in favor of the United States on all real property subject to, or affected by, a remedial action for all costs for which a party is liable. Subject to certain procedural restrictions, CERCLA gives a responsible party the right to bring a contribution action against other responsible parties for their allocable shares of investigative and remedial costs. Our ability to obtain reimbursement from others for their allocable shares of such costs would be limited by our ability to find other responsible parties and prove the extent of their responsibility, their financial resources, and other procedural requirements. Various state laws also impose strict joint and several liability for investigation, cleanup and other damages associated with hazardous substance releases.

The Clean Air Act

The Clean Air Act generally, through state implementation of federal requirements, regulates emissions of air pollutants from certain landfills based on factors such as the date of the landfill construction and tons per year of emissions of regulated pollutants. Larger landfills and landfills located in areas where the ambient air does not meet certain requirements of the Clean Air Act may be subject to even more extensive air pollution controls and emission limitations. In addition, the EPA has issued standards regulating the disposal of asbestos-containing materials. Air permits may be required to construct gas collection and flaring systems and composting operations, and operating permits may be required, depending on the potential air emissions. State air regulatory programs may implement the federal requirements but may impose additional restrictions. For example, some state air programs uniquely regulate odor and the emission of toxic air pollutants.

Climate Change Laws and Regulations

On September 27, 2006, California enacted AB32, the Global Warming Solutions Act of 2006, which established the first statewide program in the United States to limit greenhouse gas, or GHG, emissions and impose penalties for non-compliance.  AB32 imposes the following requirements by the following deadlines:

•	By January 1, 2008, the California Air Resources Board, or the Board, must adopt regulations requiring the monitoring and annual reporting of GHG emissions from GHG emission sources in California.
•	By January 1, 2008, the Board must articulate what the statewide GHG emissions level was in 1990 and approve a statewide GHG emissions limit that is equivalent to that level, to be achieved by 2020.
•	In furtherance of achieving compliance with that state-wide limit, the Board, by January 1, 2011:
o	must adopt specific GHG emission limits, applicable to GHG emission sources, to become operative on January 1, 2012; and
o	may establish a system of market-based declining annual aggregate emission limits for sources or categories of sources that emit GHG, applicable from January 1, 2012, to December 31, 2020.
•	By an unspecified date, the Board must make recommendations to the Governor and the Legislature of California on how to continue reductions of GHG emissions beyond 2020.
•	By June 30, 2007, the Board must publish a list of discrete early action GHG emission reduction measures that can be implemented prior to the measures and limits to be adopted later under AB32.
•	By an unspecified date, the Board may adopt a schedule of fees to be paid by the sources of GHG emissions and used for purposes of carrying out AB32.

Because landfill and collection operations emit GHG, our operations in California will be subject to regulations issued under AB32. These regulations could increase our costs for those operations. If we are unable to pass such higher costs through to our customers, our business, financial condition and operating results could be adversely affected.

These effects could also spread to our non-California operations because other states and the federal government may follow California’s lead.  For example, on January 12, 2007, United States Senators Barack Obama (D-IL), Joe Lieberman (I-CT) and John McCain (R-AZ) introduced legislation that would cut greenhouse gas emissions to 34 percent of 2004 levels by 2050.  As another example of this trend toward increased regulation of GHG emissions, on December 1, 2006, WUTC and its counterparts from Oregon, California and New Mexico signed the “Western Public Utility Commissions’ Joint Action Framework on Climate Change,” in which they agreed to work together to address climate change.

The Occupational Safety and Health Act of 1970, or the OSH Act

The OSH Act is administered by the Occupational Safety and Health Administration, or OSHA, and many state agencies whose programs have been approved by OSHA. The OSH Act establishes employer responsibilities for worker health and safety, including the obligation to maintain a workplace free of recognized hazards likely to cause death or serious injury, comply with adopted worker protection standards, maintain certain records, provide workers with required disclosures and implement certain health and safety training programs. Various OSHA standards may apply to our operations, including standards concerning notices of hazards, safety in excavation and demolition work, the handling of asbestos and asbestos-containing materials and worker training and emergency response programs.

Flow Control/Interstate Waste Restrictions

Certain permits and approvals and state and local regulations may limit a landfill’s or transfer station’s ability to accept waste that originates from specified geographic areas, import out-of-state waste or wastes originating outside the local jurisdictions or otherwise discriminate against non-local waste. These restrictions, generally known as flow control restrictions, are controversial, and some courts have held that some state and local flow control schemes violate constitutional limits on state or local regulation of interstate commerce. From time to time, federal legislation is proposed that would allow some local flow control restrictions. Although no such federal legislation has been enacted to date, if such federal legislation should be enacted in the future, states in which we own or operate landfills could limit or prohibit the importation of out-of-state waste or direct that wastes be handled at specified facilities. Such state actions could adversely affect our landfills. These restrictions could also result in higher disposal costs for our collection operations. If we were unable to pass such higher costs through to our customers, our business, financial condition and operating results could be adversely affected.

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

Solid waste collection services in all unincorporated areas of Washington and in electing municipalities in Washington are provided under G Certificates awarded by the WUTC. In association with the regulation of solid waste collection services in these areas, the WUTC also sets rates for regulated solid waste collection.

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

Insurance

We are primarily self-insured for automobile liability, property, general liability, workers’ compensation, employer’s liability claims, and employee group health insurance. Under our current insurance program, we carry per incident deductibles of $2 million for automobile liability claims, $1.5 million for workers’ compensation and employer’s liability claims, $1 million ($2 million aggregate) for general liability claims, $25,000 for property claims and $175,000 for employee group health insurance.

During the 12 month policy term, our automobile liability policy will pay up to $3 million per incident, after we pay the $2 million per incident deductible. Additionally, we have an umbrella policy with a third party insurance company for automobile liability, general liability and employer’s liability that will pay, during the policy term, up to $50 million per incident in excess of the $5 million limit for automobile claims and in excess of the $1.5 million limit for employer’s liability claims and will pay up to an aggregate of $50 million in excess of the $2 million aggregate limit for general liability claims. Since workers’ compensation is a statutory coverage limited only by the various state jurisdictions, the umbrella coverage is not applicable. Also, our umbrella policy does not cover property claims, as the insurance limits for these claims are in accordance with the replacement values of the insured property. From time to time, actions filed against us include claims for punitive damages, which are generally excluded from coverage under all of our liability insurance policies.

We carry environmental protection insurance under a three-year (annual for the state of California) policy, expiring in November 2008, with coverage of $10 million per occurrence and a $20 million aggregate limit, after we pay the $250,000 per incident deductible. This insurance policy covers all owned or operated landfills and transfer stations. Subject to policy terms, insurance coverage is guaranteed for acquired and newly constructed facilities, but each addition to the policy is underwritten on a site-specific basis and the premium is set according to the conditions found at the site. Our policy provides insurance for new pollution conditions that originate after the commencement of our coverage. Pollution conditions existing prior to the commencement of our coverage, if found, could be excluded from coverage.

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

In 2003, we paid $5.3 million to acquire a 9.9% interest in a company that, among other activities, issues financial surety bonds to secure final capping, landfill closure and post-closure obligations for companies operating in the solid waste sector, including a portion of our own.

EMPLOYEES

At December 31, 2006, we employed 4,310 full-time employees, of which 318, or approximately 7% of our workforce, are employed under collective bargaining agreements, primarily with the Teamsters Union. These employees are subject to labor agreements that are renegotiated periodically. Collective bargaining agreements covering 38 of our employees, or approximately 1% of our workforce, are set to expire during 2007. We do not expect any significant disruption in our overall business in 2007 as a result of labor negotiations, employee strikes or organizational efforts.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning our executive officers as of January 31, 2007:

NAME	AGE	POSITIONS
Ronald J. Mittelstaedt (1)	43	Chief Executive Officer and Chairman
Steven F. Bouck	49	President
Darrell W. Chambliss	42	Executive Vice President and Chief Operating Officer
Robert D. Evans	60	Executive Vice President, General Counsel and Secretary
Worthing F. Jackman	42	Executive Vice President and Chief Financial Officer
David M. Hall	49	Senior Vice President - Sales and Marketing
Kenneth O. Rose	58	Senior Vice President - Administration
David G. Eddie	37	Vice President - Corporate Controller
Eric O. Hansen	41	Vice President - Chief Information Officer
Jerri L. Hunt	55	Vice President - Human Resources
James M. Little	45	Vice President - Engineering

(1)	Member of the Executive Committee of the Board of Directors.

Ronald J. Mittelstaedt has been Chief Executive Officer and a director of Waste Connections since the company was formed, and was elected Chairman in January 1998. Mr. Mittelstaedt also served as President from Waste Connections’ formation through August 2004. Mr. Mittelstaedt has more than 18 years of experience in the solid waste industry. He holds a B.A. degree in Business Economics with a finance emphasis from the University of California at Santa Barbara.

Steven F. Bouck has been President of Waste Connections since September 1, 2004. From February 1998 to that date, he served as Executive Vice President and Chief Financial Officer. Mr. Bouck held various positions with First Analysis Corporation from 1986 to 1998, focusing on financial services to the environmental industry. Mr. Bouck holds B.S. and M.S. degrees in Mechanical Engineering from Rensselaer Polytechnic Institute, and an M.B.A. in Finance from the Wharton School.

Darrell W. Chambliss has been Executive Vice President and Chief Operating Officer of Waste Connections since October 2003. From October 1, 1997 to that date, he served as Executive Vice President - Operations. Mr. Chambliss has more than 17 years of experience in the solid waste industry. Mr. Chambliss holds a B.S. degree in Business Administration from the University of Arkansas.

Robert D. Evans has been Executive Vice President, General Counsel and Secretary of Waste Connections since June 2002. From 1978 to that date, Mr. Evans was a partner in the San Francisco law firm of Shartsis Friese LLP. Prior to joining us, Mr. Evans had been Waste Connections’ primary outside counsel since our formation. Mr. Evans holds a B.A. degree in Economics and a J.D. degree from the University of California at Berkeley.

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

David M. Hall has been Senior Vice President - Sales and Marketing of Waste Connections since October 2005. From August 1998 to September 2005, Mr. Hall served as Vice President - Business Development. Mr. Hall has more than 19 years of experience in the solid waste industry with extensive operating and marketing experience in the Western U.S. Mr. Hall received a B.S. degree in Management and Marketing from Missouri State University.

Kenneth O. Rose has been Senior Vice President - Administration of Waste Connections since May 2002. He served as a consultant to Waste Connections in March and April 2002. From May 2000 to March 2002, he provided consulting services to WorldOil.Com, Inc. and Gulf Publishing Company. As Vice President - Administration for Coach USA, Inc., from October 1996 to April 2000, Mr. Rose was responsible for all corporate administrative activities in the United States, Canada and Mexico. Mr. Rose has 12 years experience in the solid waste industry. Prior to joining the waste industry, Mr. Rose held various administrative positions in the oil and offshore drilling industries from 1971 to 1989 with Standard Oil Company-Indiana, Gulf Oil Corporation and Chevron Corporation. Mr. Rose holds a B.S. degree in Accounting from the University of Wyoming.

David G. Eddie has been Vice President - Corporate Controller of Waste Connections since March 2004. From April 2003 to February 2004, Mr. Eddie served as Vice President - Public Reporting and Compliance. From May 2001 to March 2003, Mr. Eddie served as Director of Finance. Mr. Eddie served as Corporate Controller for International Fibercom, Inc. from April 2000 to May 2001. From September 1999 to April 2000, Mr. Eddie served as Waste Connections’ Manager of Financial Reporting. From September 1994 to September 1999, Mr. Eddie held various positions, including Audit Manager, for PricewaterhouseCoopers LLP. Mr. Eddie is a Certified Public Accountant and holds a B.S. degree in Accounting from California State University, Sacramento.

Eric O. Hansen has been Vice President - Chief Information Officer of Waste Connections since July 2004. From January 2001 to July 2004, Mr. Hansen served as Vice President - Information Technology. From April 1998 to December 2000, Mr. Hansen served as Director of Management Information Systems. Mr. Hansen holds a B.S degree from Portland State University.

Jerri L. Hunt has been Vice President - Human Resources of Waste Connections since May 2002. Ms. Hunt served as Vice President - Human Resources and Risk Management from December 1999 to April 2002. From 1994 to 1999, Ms. Hunt held various positions with First Union National Bank (including the Money Store, which was acquired by First Union National Bank), most recently Vice President of Human Resources. From 1989 to 1994, Ms. Hunt served as Manager of Human Resources and Risk Management for BFI. Ms. Hunt also served as a Human Resources Supervisor for United Parcel Service from 1976 to 1989. She holds a B.S. degree from California State University, Sacramento, and a Master’s degree in Human Resources from Golden Gate University.

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

AVAILABLE INFORMATION

Our corporate website address is http://www.wasteconnections.com. The information on our website is not incorporated by reference in this annual report on Form 10-K. We make our reports on Forms 10-K, 10-Q and 8-K available on our website free of charge after we file them with the Securities and Exchange Commission, or SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC, 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS

Certain statements contained in this Annual Report on Form 10-K are forward-looking in nature. These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates,” or the negative thereof or comparable terminology, or by discussions of strategy. Our business and operations are subject to a variety of risks and uncertainties and, consequently, actual results may differ materially from those projected by any forward-looking statements. Factors that could cause actual results to differ from those projected include, but are not limited to, those listed below and elsewhere in this report. There may be additional risks of which we are not presently aware or that we currently believe are immaterial which could have an adverse impact on our business. We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances that may change.

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

The price of fuel is volatile and rose substantially in 2005 and 2006. The market price of diesel fuel is unpredictable and can fluctuate significantly. A significant increase in our fuel cost in the future could adversely affect our business and reduce our operating margins.

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

We maintain insurance policies for automobile, general, employer’s, environmental and directors and officers’ liability as well as for employee group health insurance, property insurance, and workers’ compensation. We are effectively self-insured for automobile liability, property, general liability, workers’ compensation, employer’s liability, and employee group health insurance by carrying high dollar per incident deductibles. We carry umbrella policies for certain types of claims to provide excess coverage over the underlying policies and per incident deductibles. The increased amounts that we self-insure could cause significant volatility in our operating margins and reported earnings based on the occurrence and claim costs of incidents, accidents and injuries. Our insurance accruals are based on claims filed and estimates of claims incurred but not reported and are developed by our management with assistance from our third-party actuary and our third-party claims administrator. To the extent these estimates are inaccurate, we may recognize substantial additional expenses in future periods that would reduce operating margins and reported earnings. From time to time, actions filed against us include claims for punitive damages, which are generally excluded from coverage under all of our liability insurance policies. A punitive damage award could have an adverse effect on our reported earnings in the period in which it occurs. Significant increases in premiums on insurance that we retain also could reduce our margins.

Our financial results are based upon estimates and assumptions that may differ from actual results.

In preparing our consolidated financial statements in accordance with U.S. generally accepted accounting principles, several estimates and assumptions are made that affect the accounting for and recognition of assets, liabilities, revenues and expenses. These estimates and assumptions must be made because certain information that is used in the preparation of our financial statements is dependent on future events, cannot be calculated with a high degree of precision from data available or is not capable of being readily calculated based on generally accepted methodologies. In some cases, these estimates are particularly difficult to determine and we must exercise significant judgment. The estimates and the assumptions having the greatest amount of uncertainty, subjectivity and complexity are related to our accounting for landfills, self-insurance, intangibles, allocation of acquisition purchase price, effective tax rate, deferred taxes, asset impairments and litigation, claims and assessments. Actual results for all estimates could differ materially from the estimates and assumptions that we use, which could have a material adverse effect on our financial condition and results of operations.

Efforts by labor unions could divert management attention and adversely affect operating results.

From time to time, labor unions attempt to organize our employees. Some groups of our employees are represented by unions, and we have negotiated collective bargaining agreements with most of these groups. We are currently engaged in negotiations with other groups of employees represented by unions. Additional groups of employees may seek union representation in the future. Negotiating collective bargaining agreements with these groups could divert management attention and adversely affect operating results. If we are unable to negotiate acceptable collective bargaining agreements, we might have to wait through “cooling off” periods, which are often followed by union-initiated work stoppages, including strikes or lock-outs. Additionally, any significant work stoppage or slowdown at ports or by railroad workers could reduce or interrupt the flow of cargo containers through our intermodal facilities. Depending on the type and duration of any labor disruptions, our operating expenses could increase significantly, which could adversely affect our financial condition, results of operations and cash flows.

We may lose contracts through competitive bidding, early termination or governmental action.

We derive approximately 50% of our revenues from market areas where we have exclusive arrangements, including franchise agreements, municipal contracts and G Certificates. Many of these arrangements are for a specified term and will be subject to competitive bidding in the future. For example, we have approximately 300 contracts, representing approximately 7% of our annual revenues that are set for expiration or automatic renewal in the next 12 months. Although we intend to bid on additional municipal contracts and franchise agreements, we may not be the successful bidder. In addition, some of our customers may terminate their contracts with us before the end of the contract term.

Government action may also affect our exclusive arrangements. Municipalities may annex unincorporated areas within counties where we provide collection services. As a result, our customers in annexed areas may be required to obtain services from competitors that have been franchised by the annexing municipalities to provide those services. In addition, municipalities in which services are currently provided on a competitive basis may elect to franchise collection services. Unless we are awarded franchises by these municipalities, we will lose customers. Municipalities may also decide to provide services to their residents themselves, on an optional or mandatory basis, causing us to lose customers. Municipalities in Washington may, by law, annex any unincorporated territory, which could remove such territory from an area covered by a G Certificate issued to us by the WUTC. Such occurrences could subject more of our Washington operations to competitive bidding. Moreover, legislative action could amend or repeal the laws governing WUTC regulation, which could harm our competitive position by subjecting more areas to competitive bidding. If we are not able to replace revenues from contracts lost through competitive bidding or early termination or from the renegotiation of existing contracts with other revenues within a reasonable time period, our revenues could decline.

Our results are vulnerable to economic conditions and seasonal factors affecting the regions in which we operate.

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

We depend on two major railroads for the intermodal services we provide - the Burlington Northern Santa Fe and Union Pacific. Consequently, a reduction in, or elimination of, rail service to a particular market is likely to adversely affect our ability to provide intermodal transportation services to some of our customers. In addition, the railroads are relatively free to adjust shipping rates up or down as market conditions permit when existing contracts expire. Rate increases would result in higher intermodal transportation costs, reducing the attractiveness of intermodal transportation compared to solely truck or other transportation modes, which could cause a decrease in demand for our services. Our business could also be adversely affected by harsh weather conditions or other factors that hinder the railroads’ ability to provide reliable transportation services.

Our intermodal business could be adversely affected by steamship lines diverting business to ports other than those we serve, or by heightened security measures or actual or threatened terrorist attacks.

A substantial portion of our intermodal business involves transportation of shipping containers between the Seattle/Tacoma, Washington and Portland, Oregon markets. Decisions by steamship companies to increase container service to the Portland market or decrease container service to the Seattle/Tacoma market could decrease the number of containers that we handle, which would adversely affect the results of our intermodal operations. In addition, heightened port security measures, actual or threatened terrorist attacks at U.S. ports or similar events are likely to slow the movement of freight through U.S. ports or on U.S. railroads or highways, and could adversely affect our intermodal business and the results of its operations.

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

We manage our operations on a decentralized basis. Local managers have the authority to make many decisions concerning their operations without obtaining prior approval from executive officers, subject to compliance with general company-wide policies. Poor decisions by local managers could result in the loss of customers or increases in costs, in either case adversely affecting operating results.

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

The outcome of audits by the Internal Revenue Service may adversely affect our company.

The Internal Revenue Service is auditing our consolidated tax return for the fiscal year 2004. No assurance can be given with respect to the outcome of the audit for this period or the effect it may have on us, or that our tax reserves with respect to that year are adequate. A significant assessment against us could have a material adverse effect on our financial position, results of operations or cash flows.

Each business that we acquire or have acquired may have liabilities that we fail or are unable to discover, including environmental liabilities.

As a successor owner, we may be legally responsible for liabilities that arise from businesses that we acquire. Even if we obtain legally enforceable representations, warranties and indemnities from the sellers of such businesses, they may not cover the liabilities fully. Some environmental liabilities, even if we do not expressly assume them, may be imposed on us under various regulatory schemes and other applicable laws. Our insurance program does not cover liabilities associated with some environmental issues that may exist prior to attachment of coverage. A successful uninsured claim against us could harm our financial condition.

Liabilities for environmental damage may adversely affect our business and earnings.

We are liable for any environmental damage that our solid waste facilities cause, including damage to neighboring landowners or residents, particularly as a result of the contamination of soil, groundwater or surface water, and especially drinking water. We may be liable for damage resulting from conditions existing before we acquired these facilities. We may also be liable for any on-site environmental contamination caused by pollutants or hazardous substances whose transportation, treatment or disposal we or our predecessors arranged. If we were to incur liability for environmental damage, environmental cleanups, corrective action or damage not covered by insurance or in excess of the amount of our coverage, our financial condition could be materially adversely affected.

The adoption of new accounting standards or interpretations could adversely impact our financial results.

Our implementation of and compliance with changes in accounting rules and interpretations could adversely affect our operating results or cause unanticipated fluctuations in our results in future periods. The accounting rules and regulations that we must comply with are complex and continually changing. Recent actions and public comments from the Securities and Exchange Commission have focused on the integrity of financial reporting generally. The Financial Accounting Standards Board, or FASB, has recently introduced several new or proposed accounting standards, or is developing new proposed standards, which would represent a significant change from current industry practices. In addition, many companies’ accounting policies are being subject to heightened scrutiny by regulators and the public. While we believe that our financial statements have been prepared in accordance with U.S. generally accepted accounting principles, we cannot predict the impact of future changes to accounting principles or our accounting policies on our financial statements going forward.

Risks Related to Our Industry

Our financial and operating performance may be affected by the inability to renew landfill operating permits, obtain new landfills and expand existing ones.

We currently own and/or operate a number of landfills. Our ability to meet our financial and operating objectives may depend in part on our ability to renew landfill operating permits, acquire, lease and expand existing landfills and develop new landfill sites. It has become increasingly difficult and expensive to obtain required permits and approvals to build, operate and expand solid waste management facilities, including landfills and transfer stations. Operating permits for landfills in states where we operate must generally be renewed every five to ten years. These operating permits often must be renewed several times during the permitted life of a landfill. The permit and approval process is often time consuming, requires numerous hearings and compliance with zoning, environmental and other requirements, is frequently challenged by citizens, public interest and other groups, and may result in burdensome terms and conditions being imposed on our operations. We may not be able to obtain new landfill sites or expand the permitted capacity of our landfills when necessary. Obtaining new landfill sites is important to our expansion into new, non-exclusive markets. If we do not believe that we can obtain a landfill site in a non-exclusive market, we may choose not to enter that market. Expanding existing landfill sites is important in those markets where the remaining lives of our landfills are relatively short. We may choose to forego acquisitions and internal growth in these markets because increased volumes would further shorten the lives of these landfills. Any of these circumstances could adversely affect our results.

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

Our operations could be adversely affected, beyond the normal seasonal variations described above, by unusually long periods of inclement weather, which could interfere with collection and landfill operations, reduce the volume of waste generated by our customers, delay the development of landfill capacity, and increase the costs we incur in connection with the construction of landfills and other facilities. Periods of particularly harsh weather may force us to temporarily suspend some of our operations.

Fluctuations in prices for recycled commodities that we sell and rebates we offer to customers may cause our revenues and operating results to decline.

We provide recycling services to some of our customers. The sale prices of and demands for recyclable materials, particularly paper products, are frequently volatile and when they decline our revenues and operating results may decline. We offer rebates to certain customers based on the value realized from recycled commodities, which also may impact our operating results.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2006, we owned 114 collection operations, 26 transfer stations, 21 municipal solid waste landfills, 3 construction and demolition landfills, 26 recycling operations, and 6 intermodal operations and operated, but did not own, an additional 11 transfer stations and 11 municipal solid waste landfills. We lease certain of the sites on which these facilities are located. We also own one construction and demolition landfill site which was permitted for operation, but not constructed, as of December 31, 2006. We lease various office facilities, including our corporate offices in Folsom, California, where we lease approximately 31,000 square feet of space. We own various equipment, including waste collection and transportation vehicles, related support vehicles, doublestack rail cars, carts, containers, chassis, and heavy equipment used in landfill and intermodal operations. We believe that our existing facilities and equipment are generally adequate for our current operations. However, we expect to make additional investments in property and equipment for expansion and replacement of assets in connection with future acquisitions.

ITEM 3. LEGAL PROCEEDINGS

Our subsidiary, High Desert Solid Waste Facility, Inc. (formerly known as Rhino Solid Waste, Inc.), owns undeveloped property in Chaparral, New Mexico, for which it sought a permit to operate a municipal solid waste landfill. After a public hearing, the New Mexico Environment Department approved the permit for the facility on January 30, 2002. Colonias Development Council, or CDC, a nonprofit organization, opposed the permit at the public hearing and appealed the Department’s decision to the courts of New Mexico, primarily on the grounds that the Department failed to consider the social impact of the landfill on the community of Chaparral, and failed to consider regional planning issues. On July 18, 2005, in Colonias Dev. Council v. Rhino Envtl. Servs., Inc. (In re Rhino Envtl. Servs.), 2005 NMSC 24, 117 P.3d 939, the New Mexico Supreme Court remanded the matter back to the Department to conduct a limited public hearing on certain evidence that CDC claims was wrongfully excluded from consideration by the hearing officer, and to allow the Department to reconsider the evidence already proffered concerning the impact of the landfill on the surrounding community’s quality of life. The hearing is scheduled for April 2007, though we are seeking an extension. At December 31, 2006, we had $8.5 million of capitalized expenditures related to this landfill development project. If we are not ultimately issued a permit to operate the landfill, we will be required to expense in a future period the $8.5 million of capitalized expenditures, less the recoverable value of the undeveloped property and other amounts recovered, which would likely have a material adverse effect on our reported income for that period.

We opened a municipal solid waste landfill in Harper County, Kansas in January 2006, following the issuance by the Kansas Department of Health and Environment, or KDHE, of a final permit to operate the landfill. This landfill has been opposed by a citizens’ group calling itself “Tri-County Concerned Citizens” and others. On October 3, 2005, landfill opponents filed a suit (Board of Commissioners of Sumner County, Kansas, Tri-County Concerned Citizens and Dalton Holland v. Roderick Bremby, Secretary of the Kansas Department of Health and Environment, et al.) in the District Court of Shawnee County, Kansas (Case No. 05-C-1264), seeking a judicial review of the order, alleging that a site analysis prepared for us and submitted to the KDHE as part of the process leading to the issuance of the permit was deficient in several respects. The action sought to stay the effectiveness of the permit and to nullify it. We intervened in this case. On April 7, 2006, the District Court issued an order denying the plaintiffs’ request for judicial review on the grounds that they lack standing to bring the action. The plaintiffs have appealed this decision to the Kansas Court of Appeals. While we believe that we will prevail in this case, a final adverse determination with respect to the permit would likely have a material adverse effect on our reported income in the future.

Resourceful Environmental Services, Inc., or RES, filed a complaint alleging that Waste Connections, Inc. and Waste Connections of Mississippi, LLC misrepresented their intention concerning the potential purchase of RES (Resourceful Environmental Services, Inc. v. Waste Connections, et al., filed on December 31, 2002 in the Circuit Court of Tippah County, Mississippi, Case No. T-02-308). We considered acquiring RES in 2002 but ultimately decided not to. RES’s complaint alleges misrepresentation and conspiracy based on alleged oral assurances that the acquisition would go forward. A trial is scheduled for June 4, 2007. Plaintiff is seeking compensatory damages of $400,000, and punitive damages of $50 million. We believe that this case is without merit. We have not established a reserve for this case, and we have no insurance coverage in the event of recovery by the plaintiff. An adverse determination in this case, coupled with a significant damage award to the plaintiff, could have an adverse effect on our reported income in the period incurred.

On August 24, 2006, a purported shareholder derivative complaint was filed in the Superior Court of California, County of Sacramento, naming certain of our current and former directors and officers as defendants, and naming us as a nominal defendant.  The plaintiff in this suit purported to be one of our stockholders who sought to bring claims on behalf of the company against the defendants.  The suit, captioned Banister v. Mittelstaedt, et al., alleged breach of fiduciary duty and related claims based on alleged wrongdoing in connection with the timing of certain stock option grants.  The complaint sought to recover unspecified damages and other relief on behalf of ourselves, as well as payment of costs and attorneys fees.  On October 25, 2006, a second purported shareholder derivative complaint was filed, naming us as a nominal defendant.  The suit, captioned Travis v. Mittelstaedt, et al. and filed in the United States District Court for the Eastern District of California, alleges violations of various federal and California securities laws, breach of fiduciary duty, and related claims in connection with the timing of certain stock option grants.  On October 30, 2006, we were served with a third purported shareholder derivative complaint, naming us as a nominal defendant.  The suit, captioned Nichols v. Mittelstaedt et al. and filed in the Superior Court of California, County of Sacramento, contains allegations substantially similar to the earlier suits. On October 30, 2006, a fourth purported shareholder derivative suit, captioned Pierce v. Mittelstaedt et al., was filed in the Superior Court of California, County of Sacramento. This suit contained allegations substantially similar to the earlier suits. We are informed that the plaintiffs in the Banister and Pierce cases are in the process of voluntarily dismissing their state court suits. On January 30, 2007, these same plaintiffs filed a purported derivative action in the same federal court as the Travis case. This case is captioned Pierce and Banister v. Mittelstaedt et al., and is substantively identical to the Travis case but also alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. As is typical in this type of litigation, additional suits containing substantially similar allegations may be filed in the future.  We have completed a review of our historical stock option granting practices, including all option grants since our initial public offering in May 1998, and reported the results of the review to the Audit Committee of our Board of Directors.  The review identified a small number of immaterial exceptions to non-cash compensation expense attributable to administrative and clerical errors.  These exceptions are not material to our current and historical financial statements, and the Audit Committee concluded that no further action was necessary. As with any litigation proceeding, we cannot predict with certainty the eventual outcome of this pending litigation.

In the normal course of our business and as a result of the extensive governmental regulation of the solid waste industry, we are subject to various other judicial and administrative proceedings involving federal, state or local agencies. In these proceedings, an agency may seek to impose fines on us or to revoke or deny renewal of an operating permit held by us. From time to time, we may also be subject to actions brought by citizens’ groups or adjacent landowners or residents in connection with the permitting and licensing of landfills and transfer stations, or alleging environmental damage or violations of the permits and licenses pursuant to which we operate.

In addition, we are a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business. Except as noted in the legal cases described above, as of December 31, 2006, there is no current proceeding or litigation involving us that we believe will have a material adverse impact on our business, financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the symbol “WCN.” The following table sets forth, for the periods indicated, the high and low prices per share of our common stock, as reported on the New York Stock Exchange.

	HIGH	LOW
2005
First Quarter	$35.39	$30.50
Second Quarter	38.35	32.86
Third Quarter	38.15	33.33
Fourth Quarter	35.69	31.50

2006
First Quarter	$40.00	$33.74
Second Quarter	40.64	35.25
Third Quarter	39.00	34.55
Fourth Quarter	42.00	37.51

2007
First Quarter (through January 31, 2007)	$44.19	$40.77

As of January 31, 2007, there were 76 record holders of our common stock.

We have never paid cash dividends on our common stock and do not currently anticipate paying any cash dividends on our common stock. We currently intend to retain all earnings to fund the operation and expansion of our business. In addition, our existing credit facility limits the amount of cash dividends we can pay.

ITEM 6. SELECTED FINANCIAL DATA

This table sets forth selected financial data of Waste Connections for the periods indicated. This data should be read in conjunction with and is qualified by reference to “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report on Form 10-K and our audited consolidated financial statements, including the notes thereto and our independent registered public accounting firms’ reports thereon and the other financial information included in Item 8 of this Form 10-K. The selected data in this section are not intended to replace the consolidated financial statements included in this report.

	YEARS ENDED DECEMBER 31,
	2002	2003	2004 (a)	2005 (a)	2006 (a)
	(in thousands, except share and per share data)
STATEMENT OF OPERATIONS DATA:
Revenues	$477,848	$541,797	$624,544	$721,899	$824,354
Operating expenses:
Cost of operations	266,424	299,901	354,901	416,883	492,766
Selling, general and administrative	45,046	51,244	61,223	72,395	84,541
Depreciation and amortization	37,125	45,071	54,630	64,788	74,865
Loss (gain) on disposal of assets	290	186	2,120	(216)	796
Income from operations	128,963	145,395	151,670	168,049	171,386

Interest expense	(31,372)	(31,666)	(21,724)	(23,489)	(28,970)
Other income (expense), net	(524)	160	(2,817)	450	(3,759)
Income before income tax provision and minority interests	97,067	113,889	127,129	145,010	138,657
Minority interests	(9,367)	(10,549)	(11,520)	(12,422)	(12,905)
Income from continuing operations before income taxes	87,700	103,340	115,609	132,588	125,752

Income tax provision	(32,784)	(37,527)	(42,251)	(48,066)	(48,329)

Income from continuing operations	54,916	65,813	73,358	84,522	77,423

Income (loss) on discontinued operations, net of tax	550	(499)	(1,087)	(579)	-
Cumulative effect of change in accounting principle, net of tax expense of $166	-	282	-	-	-
Net income	$55,466	$65,596	$72,271	$83,943	$77,423

Basic earnings per common share:
Income from continuing operations	$1.32	$1.55	$1.57	$1.81	$1.70
Discontinued operations	0.01	(0.01)	(0.02)	(0.01)	-
Cumulative effect of change in accounting principle	-	-	-	-	-
Net income per common share	$1.33	$1.54	$1.55	$1.80	$1.70

Diluted earnings per common share:
Income from continuing operations	$1.25	$1.45	$1.52	$1.75	$1.65
Discontinued operations	0.01	(0.01)	(0.02)	(0.01)	-
Cumulative effect of change in accounting principle	-	0.01	-	-	-
Net income per common share	$1.26	$1.45	$1.50	$1.74	$1.65

Shares used in calculating basic income per share (b)	41,625,963	42,490,944	46,581,441	46,700,649	45,424,084
Shares used in calculating diluted income per share (b)	48,488,436	49,307,478	49,470,217	48,211,301	46,939,115

	YEARS ENDED DECEMBER 31,
	2002	2003	2004 (a)	2005 (a)	2006 (a)
	(in thousands, except share and per share data)
BALANCE SHEET DATA:
Cash and equivalents	$4,067	$5,276	$3,610	$7,514	$34,949
Working capital (deficit)	(23,048)	(15,060)	(12,824)	(25,625)	10,368
Property and equipment, net	578,040	613,225	640,730	700,508	736,428
Total assets	1,261,882	1,395,952	1,491,483	1,676,307	1,773,891
Long-term debt	578,481	601,891	489,343	586,104	637,308
Total stockholders’ equity	451,712	537,494	707,522	718,200	736,482

(a)
For more information regarding this financial data, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations section included in this report. For disclosures associated with the impact of the adoption of new accounting pronouncements and the comparability of this information, see Note 1 of the consolidated financial statements.

(b)	Shares have been adjusted to reflect our three-for-two stock split, paid as a 50% stock dividend, effective as of June 24, 2004.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the “Selected Financial Data,” our Consolidated Financial Statements and the notes thereto included elsewhere in this report.

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

Generally, the most profitable industry operators are those companies that are vertically integrated or enter into long-term collection contracts. A vertically integrated operator will benefit from: (1) the internalization of waste, which is bringing waste to a company-owned landfill; (2) the ability to charge third-party haulers tipping fees either at landfills or at transfer stations; and (3) the efficiencies gained by being able to aggregate and process waste at a transfer station prior to landfilling.

Executive Overview

We are an integrated solid waste services company that provides solid waste collection, transfer, disposal and recycling services in mostly secondary markets in the Western and Southern U.S. We also provide intermodal services for the rail haul movement of cargo containers in the Pacific Northwest through a network of six intermodal facilities. We seek to avoid highly competitive, large urban markets and instead target markets where we can provide either solid waste services under exclusive arrangements, or markets where we can be integrated and attain high market share. In markets where waste collection services are provided under exclusive arrangements, or where waste disposal is municipally funded or available at multiple municipal sources, we believe that controlling the waste stream by providing collection services under exclusive arrangements is often more important to our growth and profitability than owning or operating landfills.

Operating Results

Our results in 2006 demonstrated the continuing strengths of our disciplined growth strategy while reflecting a transition to the current higher cost environment for fuel and related items. Revenue in 2006 grew 14.2% as internal growth for operations owned at least twelve months averaged approximately 7.6% during the year, and acquisitions contributed an additional 6.6% growth in revenue. We commenced broad-based pricing initiatives in our competitive markets and implemented surcharges where contractual or market dynamics permitted in order to offset or recover significant cost increases, primarily in fuel and related items.

Strong execution by our local area management resulted in record pricing growth of 5.1% and strong volume growth of 2.8% for the year. We anticipate that internal growth will increase in 2007 over 2006. Pricing growth is expected to remain strong due to both the need to overcome sustained cost pressures in competitive markets and from higher price increases in our exclusive markets reflective of the cost increases incurred in 2006. Volume growth also is expected to remain strong due to anticipated continued strength in the economy and the commencement of two new long-term contracts during the first quarter of 2007. A combination of higher internal growth and growth from acquisitions closed subsequent to January 1, 2006, is expected to result in year-over-year revenue growth in excess of 10% in 2007.

Many of our operational and financial successes in 2006 offset rising expenses as we transitioned to the current higher cost environment for fuel and related items. In 2005, we benefited from a fixed-price fuel supply contract which we entered into in late 2003 that locked-in diesel prices on approximately 13 million gallons purchased during 2005. We estimate that this contract saved us approximately $14.3 million on a pre-tax basis compared to market prices paid during the period. The expiration of this contract at the end of 2005 resulted in a significant increase in the cost of fuel in 2006. Fuel expense as a percentage of revenue increased from 4% in 2005 to 6% in 2006. In addition, insurance costs as a percentage of revenue increased by 0.5% due to an increase in estimated costs per claim and additional development costs for prior year claims. Primarily as a result of higher fuel and insurance costs, our operating income margin declined in 2006. We anticipate our operating income margin will increase in 2007, excluding the impact of any acquisitions closed in 2007, now that our prior period results reflect the current cost environment.

Free Cash Flow

Free cash flow, a non-GAAP financial measure (refer to page 39 of this report for a definition and reconciliation of free cash flow), remained relatively flat in 2006 on a dollar basis. Free cash flow declined as a percentage of revenue to 11.8% in 2006, from 13.5% in 2005, which was relatively consistent with the decline in our operating income margin. Looking at 2007, we expect free cash flow to remain consistent on a dollar basis with 2006, despite expected increases in revenue and operating income margin, due to significant capital expenditures in the first quarter of 2007 associated with the commencement of a new long-term contract in California.

Capital Deployment

We believe our strong financial profile and operating performance provide us the flexibility to fund our growth strategy and repurchase stock while remaining within our targeted debt ratios. During 2006, we deployed approximately $235.3 million of capital as follows: $96.5 million for capital expenditures; $38.6 million for acquisitions; and $100.2 million for common stock repurchases.

We maintain targeted total debt ratios between 2.5x and 3.0x EBITDA as defined in the terms of our credit facility. As a result of the significant changes in our capital structure, our Board of Directors in May 2004 authorized a $200 million common stock repurchase program in an effort to rebalance our capital structure. Our Board of Directors subsequently authorized a $100 million increase to the repurchase program in July 2005 and an additional $200 million increase in October 2006. Depending on acquisition activity, we expect to repurchase approximately $100 million of additional stock under the program in 2007, representing approximately 5% of outstanding shares based on the number of shares outstanding and our stock price as of January 31, 2007.

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

Insurance liabilities. We maintain insurance policies for automobile, general, employer’s, environmental and directors and officers’ liability as well as for employee group health insurance, property insurance and workers’ compensation. Our insurance accruals are based on claims filed and estimates of claims incurred but not reported and are developed by our management with assistance from our third-party actuary and third-party claims administrator. The insurance accruals are influenced by our past claims experience factors, which have a limited history, and by published industry development factors. If we experience insurance claims or costs above or below our historically evaluated levels, our estimates could be materially affected. The frequency and amount of claims or incidents could vary significantly over time, which could materially affect our self-insurance liabilities. Additionally, the actual costs to settle the self-insurance liabilities could materially differ from the original estimates and cause us to incur additional costs in future periods associated with prior year claims.

Income taxes. We use the liability method to account for income taxes. Accordingly, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. If our judgment and estimates concerning assumptions made in calculating our expected future income tax rates are incorrect, our deferred tax assets and liabilities would change. Based on our net deferred tax liability balance at December 31, 2006, each 0.1 percentage point change to our expected future income tax rate would change our net deferred tax liability balance and income tax expense by approximately $0.5 million.

Accounting for landfills. We recognize landfill depletion expense as airspace of a landfill is consumed. Our landfill depletion rates are based on the remaining disposal capacity at our landfills, considering both permitted and expansion airspace. Landfill final capping, closure and post-closure liabilities are calculated by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure and discounting the inflated total to its present value using a credit-adjusted risk-free rate. The resulting final capping, closure and post-closure obligation is recorded on the balance sheet as an addition to site costs and amortized as depletion expense as the landfill’s total airspace is consumed. The accounting methods discussed below require us to make certain estimates and assumptions. Changes to these estimates and assumptions could have a material effect on our financial condition and results of operations. Any changes to our estimates are applied prospectively.

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

Final capping, closure and post-closure obligations. We accrue for estimated final capping, closure and post-closure maintenance obligations at the landfills we own, and the landfills that we operate, but do not own, under life-of-site agreements. We could have additional material financial obligations relating to final capping, closure and post-closure costs at other disposal facilities that we currently own or operate or that we may own or operate in the future. In 2006, we calculated the net present value of our final capping, closure and post closure commitments assuming a 2.5% inflation rate and a 7.5% discount rate. The resulting final capping, closure and post-closure obligation is recorded on the balance sheet as an addition to site costs and amortized as depletion expense as the landfill’s total airspace is consumed. Significant reductions in our estimates of the remaining lives of our landfills or significant increases in our estimates of the landfill final capping, closure and post-closure maintenance costs could have a material adverse effect on our financial condition and results of operations. Additionally, changes in regulatory or legislative requirements could increase our costs related to our landfills, resulting in a material adverse effect on our financial condition and results of operations.

We own two landfills for which the prior owners are obligated to reimburse us for certain costs we incur for final capping, closure and post-closure activities on the portion of the landfill utilized by the prior owners. We accrue the prior owner’s portion of the final capping, closure and post-closure obligation within the balance sheet classification of other long-term liabilities, and a corresponding receivable from the prior owner in long-term other assets.

Disposal capacity. Our internal and third-party engineers perform surveys at least annually to estimate the remaining disposal capacity at our landfills. Our landfill depletion rates are based on the remaining disposal capacity, considering both permitted and expansion airspace, at the landfills that we own and at the landfills that we operate, but do not own, under life-of-site agreements. Our landfill depletion rates are based on the term of the operating agreement at our operated landfills that have capitalized expenditures. Expansion airspace consists of additional disposal capacity being pursued through means of expansion but is not actually permitted. Expansion airspace that meets certain internal criteria is included in our estimate of total landfill airspace. The internal criteria we use to determine when expansion airspace may be included as disposal capacity are as follows:

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
(4)	internal personnel or external consultants are actively working to obtain the necessary approvals to obtain the landfill expansion permit; and
(5)
we consider it probable that we will achieve the expansion (for a pursued expansion to be considered probable, there must be no significant known technical, legal, community, business, or political restrictions or similar issues existing that could impair the success of the expansion).

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

Impairment of intangible assets. We periodically evaluate acquired assets for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on regulatory factors, market conditions, anticipated cash flows and operational performance of our acquired assets. Future events could cause us to conclude that impairment indicators exist and that goodwill or other intangibles associated with our acquired businesses are impaired. Any resulting impairment loss could reduce our net worth and have a material adverse effect on our financial condition and results of operations. Additionally, our credit agreement contains a covenant requiring us to maintain a minimum net worth. A substantial reduction in net worth could limit the amount that we can borrow under our credit agreement and any failure to comply with the agreement could result in an event of default under the credit agreement. As of December 31, 2006, goodwill and intangible assets represented 47.2% of our total assets.

Allocation of acquisition purchase price. We allocate acquisition purchase prices to identified intangible assets and tangible assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition, with any residual amounts allocated to goodwill.

From time to time, we consummate acquisitions in which we exchange operations we own for operations owned by another solid waste company. These exchange transactions require us to estimate the fair market value of either the operations we receive or the operations we dispose of, whichever is more clearly evident. To the extent that the fair market value of the operations we dispose of differs from the fair market value of the operations we obtain, cash is either paid or received to offset the difference in fair market values. One method we use to estimate the fair value of solid waste companies is based on a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”). We determine the appropriate EBITDA multiple to be used in the valuation of exchange transactions based on factors such as the size of the transaction, the type and location of markets serviced, the existence of long-term contracts and the EBITDA multiples we have paid in other similar cash-based transactions. In 2004, we completed an exchange transaction in which we acquired operations of another solid waste company in Tennessee and Mississippi for our operations in Georgia. Based on the EBITDA multiple used to value the operations we disposed of, the pre-tax gain on the disposal was less than $0.1 million. A 10% change in the EBITDA multiple used to value the operations we disposed of would have resulted in a pre-tax change of approximately $2.0 million.

Stock-based compensation. Effective January 2006, we adopted the provisions of SFAS 123(R) for our share-based compensation plans. We previously accounted for these plans under the recognition and measurement principles of APB 25 and related interpretations and disclosure requirements established by SFAS 123, Accounting for Stock-Based Compensation. We adopted SFAS 123(R) using the modified prospective method. Under this method, all share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. Prior periods are not restated.

Consistent with prior years, we use the Black-Scholes option pricing model which requires extensive use of accounting judgment and financial estimation, including estimates of the expected term option holders will retain their vested stock options before exercising them, the estimated volatility of our common stock price over the expected term, and the number of options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and, consequently, the related amounts recognized for the year ended December 31, 2006 in the Consolidated Statements of Income within this report.

Stock-based compensation expense recognized during the year ended December 31, 2006, totaled approximately $3.5 million ($2.2 million net of taxes) and consisted of stock option, restricted stock unit and restricted stock expense. This expense was included in “Selling, general and administrative” expenses in the Consolidated Statements of Income within this Form 10-K. During the fourth quarter of 2005, we accelerated the vesting of all unvested stock options. As a result, stock-based compensation in periods subsequent to the acceleration was significantly reduced. A contra-equity balance of $2.2 million in “Deferred stock compensation” on the Consolidated Balance Sheet was reversed as a change in accounting policy upon the adoption of SFAS 123(R) to “Additional paid-in capital” as of January 1, 2006. The excess tax benefits associated with equity-based compensation were approximately $7.7 million during the year ended December 31, 2006.

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

Approximately 50% of our revenues for the year ended December 31, 2006, were derived from market areas where we are the exclusive service provider in a specified market. Contracts with counties and municipalities and G Certificates provide relatively consistent cash flow during the terms of the contracts. No single contract or customer accounted for more than 5% of our revenues for the years ended December 31, 2004, 2005 or 2006.

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

The table below shows for the periods indicated our total reported revenues attributable to services provided in thousands and as percentages of revenues.

	Years Ended December 31,
	2004		2005		2006
Collection	$467,310	65.4%	$517,536	62.9%	$602,762	64.2%
Disposal and transfer	208,429	29.1	227,715	27.7	259,190	27.6
Recycling and other	39,230	5.5	77,594	9.4	77,202	8.2
	$714,969	100.0%	$822,845	100.0%	$939,154	100.0%

Intercompany elimination	$90,425		$100,946		$114,800

Cost of operations includes labor and benefits, tipping fees paid to third-party disposal facilities, vehicle and equipment maintenance, workers’ compensation, vehicle and equipment insurance, insurance and employee group health claims expense, third-party transportation expense, fuel, the cost of materials we purchase for recycling, district and state taxes and host community fees and royalties. Our significant costs of operations in 2006 were labor, third-party disposal and transportation, cost of vehicle and equipment maintenance, taxes and fees, insurance and fuel. We use a number of programs to reduce overall cost of operations, including increasing the use of automated routes to reduce labor and workers’ compensation exposure, utilizing comprehensive maintenance and health and safety programs, and increasing the use of transfer stations to further enhance internalization rates. We carry high-deductible insurance for automobile liability, property, general liability, workers’ compensation, employer’s liability and employer group health claims. If we experience insurance claims or costs above or below our historically evaluated levels, our estimates could be materially affected.

Selling, general and administrative, or SG&A, expenses include management, sales force, clerical and administrative employee compensation and benefits, legal, accounting and other professional services, bad debt expense and rent expense for our corporate headquarters.

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

We capitalize some third-party expenditures related to pending acquisitions or development projects, such as legal, engineering and interest expenses. We expense indirect acquisition costs, such as executive and corporate overhead, public relations and other corporate services, as we incur them. We charge against net income any unamortized capitalized expenditures and advances (net of any portion that we believe we may recover, through sale or otherwise) that may become impaired, such as those that relate to any operation that is permanently shut down and any pending acquisition or landfill development project that we believe will not be completed. We routinely evaluate all capitalized costs, and expense those related to projects that we believe are not likely to succeed. During the year ended December 31, 2006, we capitalized $0.7 million of interest related to landfill and facility development projects. At December 31, 2006, we had $0.2 million in capitalized expenditures relating to pending acquisitions.

At December 31, 2006, we had $8.5 million in capitalized expenditures for a landfill project in Chaparral, New Mexico, with respect to which we had obtained a permit to operate the landfill; on July 18, 2005, the Supreme Court of New Mexico ordered the New Mexico Environment Department to conduct an additional limited hearing to consider evidence that landfill opponents claim was wrongfully excluded. The hearing is scheduled for April 2007, though we are seeking an extension. If we are not ultimately issued a permit to operate the landfill, we will be required to expense in a future period the capitalized expenditures for this project, less the recoverable value of the applicable property and any other amounts recovered, which would likely have a material adverse effect on our financial position and results of operations for that period.

We periodically evaluate our intangible assets for potential impairment indicators. If any impairment indicators are present, a test of recoverability is performed by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If the carrying values are in excess of undiscounted expected future cash flows, impairment is measured by comparing the fair value of the asset to its carrying value. If the fair value of an asset is determined to be less than the carrying amount of the asset or asset group, an impairment in the amount of the difference is recorded in the period that the impairment indicator occurs. As of December 31, 2005 and 2006, there have been no adjustments to the carrying amounts of intangibles resulting from these evaluations. Additionally, we test goodwill and indefinite-lived intangible assets for impairment annually. As a result of performing the tests for potential impairment, we determined that no impairment existed as of December 31, 2005 and 2006 and therefore, there were no write-downs to goodwill or indefinite-lived intangible assets. At December 31, 2005 and 2006, goodwill and other intangible assets represented 48.4% and 47.2% of total assets, respectively.

Results of Operations

The following table sets forth items in our consolidated statement of operations in thousands and as a percentage of revenues for the periods indicated:

	Years Ended December 31,
	2004	As a % of 2004 Revenues	2005	As a % of 2005 Revenues	2006	As a % of 2006 Revenues
Revenues	$624,544	100.0%	$721,899	100.0%	$824,354	100.0%
Cost of operations	354,901	56.8	416,883	57.7	492,766	59.8
Selling, general and administrative	61,223	9.8	72,395	10.0	84,541	10.2
Depreciation and amortization	54,630	8.8	64,788	9.0	74,865	9.1
Loss (gain) on disposal of assets	2,120	0.3	(216)	-	796	0.1
Operating income	151,670	24.3	168,049	23.3	171,386	20.8

Interest expense, net	(21,724)	(3.5)	(23,489)	(3.3)	(28,970)	(3.5)
Other income (expense), net	(2,817)	(0.4)	450	-	(3,759)	(0.4)
Minority interests	(11,520)	(1.8)	(12,422)	(1.7)	(12,905)	(1.6)
Income tax provision	(42,251)	(6.8)	(48,066)	(6.7)	(48,329)	(5.9)
Loss on discontinued operations, net of tax	(1,087)	(0.2)	(579)	-	-	-
Net income	$72,271	11.6%	$83,943	11.6%	$77,423	9.4%

Years Ended December 31, 2006 and 2005

Revenues. Total revenues increased $102.5 million, or 14.2%, to $824.4 million for the year ended December 31, 2006, from $721.9 million for the year ended December 31, 2005. Acquisitions closed during, or subsequent to, the year ended December 31, 2005, increased revenues by approximately $47.7 million. During the year ended December 31, 2006, increased prices charged to our customers and increased volume in our existing business resulted in net revenue increases of approximately $37.2 million and $20.0 million, respectively. Decreases in intermodal services due to lower cargo volume and lower recyclable commodity prices and volume during the year ended December 31, 2006, decreased revenues by $2.4 million.

Cost of Operations. Total cost of operations increased $75.9 million, or 18.2%, to $492.8 million for the year ended December 31, 2006, from $416.9 million for the year ended December 31, 2005. The increase was attributable to operating costs associated with acquisitions closed during, or subsequent to, the year ended December 31, 2005, higher fuel costs resulting from market price changes in fuel and the expiration of our fixed-price fuel supply contract in 2005, increased insurance expenses due to increases in both total claims and average settlement rates per claim, increased franchise and landfill taxes, increased labor expenses, increased operating expenses resulting from three new landfills opened during December 2005 and January 2006, and increased third party transportation costs and equipment maintenance costs associated with higher collection and disposal volumes.

Increases in total claims and our estimated average per claim cost for worker’s compensation and automobile liability claims resulted in approximately $2.1 million of increased insurance expense during the year ended December 31, 2006, compared to the year ended December 31, 2005. Additionally, during the year ended December 31, 2006, we recorded additional development costs for existing insurance claims of approximately $4.4 million. These additional development costs were based on actuarially projected losses on open claims determined by our third party administrator’s review and a third party actuarial review of our estimated insurance liability, both of which are updated on a quarterly basis, and reviewed by us.

In 2005, we benefited from a fixed-price fuel supply contract that we entered into in late 2003 that fixed diesel prices on approximately 13 million gallons purchased during the year. This amount represented about 75% of our fuel consumption in 2005. We estimate that this contract saved us approximately $14.3 million on a pre-tax basis compared to market prices paid during the year ended December 31, 2005.

Cost of operations as a percentage of revenues increased 2.1 percentage points to 59.8% for the year ended December 31, 2006, from 57.7% for the year ended December 31, 2005. The increase as a percentage of revenues was primarily attributable to increased fuel costs, increased insurance costs, increased franchise and landfill taxes, third party transportation costs, equipment maintenance costs, and acquisitions closed during, or subsequent to, the year ended December 31, 2005 having operating margins below our company average, partially offset by a decrease in disposal expenses resulting from increased internalization of collected waste volumes.

SG&A. SG&A expenses increased $12.1 million, or 16.8%, to $84.5 million for the year ended December 31, 2006, from $72.4 million for the year ended December 31, 2005. The increase in SG&A expenses during the year ended December 31, 2006 was primarily the result of additional personnel from acquisitions closed during, or subsequent to, the year ended December 31, 2005, increased payroll expense due to increased headcount to support our base operations and increased salaries and increased legal and other professional fees.

SG&A expenses as a percentage of revenues increased 0.2 percentage points to 10.2% for the year ended December 31, 2006, from 10.0% for the year ended December 31, 2005. The increase as a percentage of revenue was primarily attributable to increased equity compensation expense, cash compensation increases and higher legal and professional fees.

Depreciation and Amortization. Depreciation and amortization expense increased $10.1 million, or 15.6%, to $74.9 million for the year ended December 31, 2006, from $64.8 million for the year ended December 31, 2005. The increase was primarily attributable to depreciation and amortization associated with acquisitions closed during, or subsequent to, the year ended December 31, 2005, increased depletion expenses resulting from increases in disposal volumes at our landfills, and increased depreciation expense resulting from new facilities, fleet and equipment acquired subsequent to December 31, 2005, to support our base operations.

Depreciation and amortization expense as a percentage of revenues increased 0.1 percentage points to 9.1% for the year ended December 31, 2006, from 9.0% for the year ended December 31, 2005, due primarily to amortization expense associated with intangible assets acquired with acquisitions closed during, or subsequent to, the year ended December 31, 2005.

Operating Income. Operating income increased $3.4 million, or 2.0%, to $171.4 million for the year ended December 31, 2006, from $168.0 million for the year ended December 31, 2005. The increase was primarily attributable to increased revenues, offset by increased operating costs, increased insurance expenses resulting from increased costs per claim and higher projected losses on open claims, increased SG&A expenses to support the revenue growth and increased depreciation and amortization expenses.

Operating income as a percentage of revenues decreased 2.5 percentage points to 20.8% for the year ended December 31, 2006, from 23.3% for the year ended December 31, 2005. The decrease was due to the previously described percentage of revenue increases in cost of operations, including increased fuel costs and insurance expense, increased SG&A expense, and increased depreciation and amortization expenses.

Interest Expense. Interest expense increased $5.5 million, or 23.3%, to $29.0 million for the year ended December 31, 2006, from $23.5 million for the year ended December 31, 2005. The increase was attributable to higher average debt balances and increased interest rates on floating rate debt not fixed under our swap agreements, partially offset by interest income on increased cash balances and a $1.0 million reduction of interest expense on our $175 million Floating Rate Convertible Subordinated Notes due 2022, or the 2022 Notes, as a result of the timing of the conversion of certain of the 2022 Notes into common stock by the note holders after we called the notes for redemption. The 2022 Notes converted into common stock prior to redemption by us were not entitled to receive interest accrued after May 1, 2006. We paid approximately $175 million in cash and issued 961,175 shares of our common stock in connection with the conversion and redemption of the 2022 Notes.

Other Income (Expense). Other income (expense) changed to an expense total of $3.8 million for the year ended December 31, 2006, from an income total of $0.5 million for the year ended December 31, 2005. Other expense in the year ended December 31, 2006, primarily consists of $4.2 million of costs associated with the write-off of the unamortized debt issuance costs associated with our 2022 Notes.

Minority Interests. Minority interests increased $0.5 million, or 3.9%, to $12.9 million for the year ended December 31, 2006, from $12.4 million for the year ended December 31, 2005. The increase in minority interests was due to increased earnings by our majority-owned subsidiaries.

Income Tax Provision. Income taxes increased $0.2 million, or 0.5%, to $48.3 million for the year ended December 31, 2006, from $48.1 million for the year ended December 31, 2005. Our effective tax rates were 36.2% and 38.4% for the years ended December 31, 2005 and 2006, respectively. The increase in our effective tax rate for the year ended December 31, 2006, was primarily due to three factors: (i) an increase in our estimated effective current tax rate to 38.0% and our estimated deferred tax rate to 38.4% as a result of the geographical apportionment of our state taxes; (ii) the recognition of an initial deferred tax liability from the impact of implementing a newly enacted Texas margin tax; and (iii) the recognition for tax purposes of a cumulative interest recapture associated with a change in our tax accounting method related to the timing of recognizing landfill closure and post-closure expenses. The increase was partially offset by a reduction in tax expense resulting from a detailed reconciliation and adjustment of deferred tax liabilities associated with property and equipment and intangible assets as well as the reserves related to the tax positions for which the statute of limitations expired in 2006.

The tax rate increases, partially offset by the reduction in deferred tax liabilities resulting from the reconciliation and adjustment of deferred tax liabilities associated with property and equipment and intangible assets, resulted in a $1.5 million adjustment to our deferred tax account balances and a corresponding increase to income tax expense. Recording an initial deferred tax liability due to the Texas margin tax resulted in a $0.3 million adjustment to our deferred tax account balances and a corresponding increase to income tax expense. The recognition for tax purposes of a cumulative interest recapture associated with a change in our tax accounting method associated with the timing of recognizing landfill closure and post-closure expenses resulted in a permanent $0.8 million increase to income tax expense. The reserves related to the tax positions for which the statute of limitations expired in 2006 resulted in a $1.7 million decrease to income tax expense.

Loss on Discontinued Operations. In the second quarter of 2005, we disposed of a hauling operation in Utah and exited a landfill operating contract with a finite term in California. The amount recorded as loss on discontinued operations for the year ended December 31, 2005 of $0.6 million consists of the net earnings for these operations.

Net Income. Net income decreased $6.5 million, or 7.8%, to $77.4 million for the year ended December 31, 2006, from $83.9 million for the year ended December 31, 2005. The decrease was primarily attributable to decreased operating income, increased interest expense, increased minority interest expense and the write off of $4.2 million of unamortized debt issuance costs associated with our 2022 Notes.

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

Cost of Operations. Total cost of operations for the year ended December 31, 2005, increased $62.0 million, or 17.5%, to $416.9 million from $354.9 million for the year ended December 31, 2004. The increase for the year ended December 31, 2005, was primarily attributable to operating costs associated with acquisitions closed in the second half of 2004 and subsequent to December 31, 2004, higher fuel costs, increased third party trucking costs associated with bringing waste to our owned or operated landfills, labor expenses and equipment maintenance costs associated with higher collection volumes, higher surety bond expenses associated with increased bonding requirements at our facilities, partially offset by an overall decrease in workers’ compensation and auto liability expenses resulting from the unusual severity of prior year claims and increased incurred but not reported accruals in the prior year.

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

Interest Expense. Interest expense for the year ended December 31, 2005, increased $1.8 million, or 8.1%, to $23.5 million from $21.7 million for the year ended December 31, 2004. The increase was attributable to increases in our total outstanding debt balances and higher interest rates on floating rate debt not fixed under our swap agreements. In 2004, our total outstanding debt balance decreased primarily due to the redemption of our $150 million aggregate principal amount, 5.5% Convertible Subordinated Notes due 2006, which resulted in the conversion of $123.6 million of the outstanding notes’ principal into our common stock.

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

As of December 31, 2006, we had working capital of $10.4 million, including cash and equivalents of $34.9 million. Our working capital increased to $10.4 million from a working capital deficit of $25.6 million at December 31, 2005. Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements to reduce our indebtedness under our credit facility and to minimize our cash balances. The increase to a positive working capital position from our working capital deficit for the prior year resulted primarily from having higher cash balances on hand at year end. The higher cash balances are a result of not paying down our LIBOR-based debt at December 31, 2006 due to our LIBOR-based debt having a balance equal to our LIBOR-based interest rate swaps.

In 2006, we received written approval from the Internal Revenue Service to exclude probable expansion airspace from our calculation of landfill final capping, closure and post-closure costs for tax purposes. As a result of this change, we recognized a current tax benefit of approximately $10.2 million, a majority of which was used to offset tax payment requirements during the year ended December 31, 2006.

For the year ended December 31, 2006, net cash provided by operating activities was $204.2 million, which included $9.7 million provided by working capital for the period. The primary components of the reconciliation of net income to net cash provided by operating activities for the year ended December 31, 2006, consist of non-cash expenses, including $74.9 million of depreciation and amortization, $12.9 million of minority interests expense, $6.2 million of debt issuance cost amortization, a $26.6 million increase in net deferred tax liabilities, and $3.5 million of stock compensation expense, less $7.7 million of excess tax benefit associated with equity-based compensation reclassified to cash flows from financing activities due to the adoption of SFAS 123(R).

For the year ended December 31, 2005, net cash provided by operating activities was $199.8 million, which included $27.2 million provided by working capital for the period. The primary components of the reconciliation of net income to net cash provided by operating activities for the year ended December 31, 2005, consist of non-cash expenses, including $65.0 million of depreciation and amortization, $12.4 million of minority interests expense, $2.0 million of debt issuance cost amortization, $7.3 million of tax benefit from stock option exercises, and $2.8 million of stock compensation expense, of which $1.6 million related to non-cash charges on the accelerated vesting of stock options.

For the year ended December 31, 2006, net cash used in investing activities was $134.6 million. Of this, $38.6 million was used to fund the cash portion of acquisitions and to pay a portion of acquisition costs that were included as a component of accrued liabilities at December 31, 2005. Cash used for capital expenditures was $96.5 million, which was primarily for investments in fixed assets, consisting of trucks, containers, other equipment and landfill development. Other cash outflows from investing activities include $1.4 million paid to increase the balance in restricted assets. Other cash inflows from investing activities include $2.2 million received from the disposal of assets.

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

For the year ended December 31, 2006, net cash used in financing activities was $42.2 million, which included $44.9 million of net borrowings under our various debt arrangements for the funding of capital expenditures and acquisitions, $32.1 million of proceeds from stock option and warrant exercises, and $7.7 million of excess tax benefit associated with equity-based compensation, less $11.3 million of cash distributions to minority interests holders, an $8.9 million change in book overdraft, $6.6 million of debt issuance costs, and $100.2 million of repurchases of our common stock.

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

We made $96.5 million in capital expenditures during the year ended December 31, 2006. We expect to make capital expenditures of approximately $100 million in 2007 in connection with our existing business, and approximately $15 million associated with the commencement of a new long-term contract in California. We intend to fund our planned 2007 capital expenditures principally through existing cash, internally generated funds, and borrowings under our existing credit facility. In addition, we may make substantial additional capital expenditures in acquiring solid waste collection and disposal businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity. We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities. We believe that our credit facility and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future.

We have a $750 million senior revolving credit facility, or the credit facility, with a syndicate of banks for which Bank of America, N.A. acts as agent. As of December 31, 2004, $261.0 million was outstanding under the credit facility, exclusive of outstanding standby letters of credit of $47.7 million. As of December 31, 2005, $367.0 million was outstanding under the credit facility, exclusive of outstanding standby letters of credit of $55.7 million. The $106.0 million increase in outstanding borrowings under the credit facility in 2005 was primarily due to funding new acquisitions, capital expenditures and stock repurchases, partially offset by using cash generated from operations and the proceeds from stock option exercises to repay borrowings. As of December 31, 2006, $400.0 million was outstanding under the credit facility, exclusive of outstanding standby letters of credit of $59.1 million. The $33.0 million increase in outstanding borrowings under the credit facility in 2006 was primarily due to the combined total of payments for acquisitions, payments for the repurchase of common stock and increased cash balances being in excess of free cash flow plus proceeds from stock option and warrant exercises.

The credit facility requires interest payments as outlined in the credit agreement and matures in January 2012. Under the credit facility, there is no maximum amount of standby letters of credit that can be issued; however, the issuance of standby letters of credit reduces the amount of total borrowings available. The credit facility requires us to pay a commitment fee ranging from 0.15% to 0.25% of the unused portion of the facility. We are able to increase the maximum borrowings under the credit facility to $1.0 billion, provided that no event of default, as defined in the credit agreement, has occurred, although no existing lender has any obligation to increase its commitment. The borrowings under the credit facility bear interest, at our option, at either the base rate plus the applicable base rate margin on base rate loans, or the Eurodollar rate plus the applicable Eurodollar margin on Eurodollar loans. The base rate for any day is a fluctuating rate per annum equal to the higher of: (a) the federal funds rate plus one half of one percent (0.5%); and (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate.” The Eurodollar rate is determined by the administrative agent pursuant to a formula in the credit agreement governing the credit facility. The applicable margins under the credit facility vary depending on our leverage ratio, as defined in the credit agreement, and range from 0.75% to 1.375% for Eurodollar loans and 0.00% for base rate loans. Virtually all of our assets, including our interest in the equity securities of our subsidiaries, collateralize our obligations under the credit facility. The credit agreement governing the credit facility contains customary representations and warranties and places certain business, financial and operating restrictions on us relating to, among other things, indebtedness, liens and other encumbrances, investments, mergers and acquisitions, asset sales, sale and leaseback transactions, and dividends, distributions and redemptions of capital stock. The credit facility requires that we maintain specified financial ratios and balances and obtain the lenders' approval of acquisitions in certain circumstances. As of December 31, 2005 and 2006, we were in compliance with all applicable covenants in the credit facility. We use the credit facility for acquisitions, capital expenditures, working capital, standby letters of credit and general corporate purposes.

On March 20, 2006, we completed our offering of $200 million aggregate principal amount of our 3.75% Convertible Senior Notes due 2026, or 2026 Notes, pursuant to a private placement. The terms and conditions of the 2026 Notes are set forth in the Indenture, dated as of March 20, 2006, between us and U.S. Bank National Association, as trustee. The 2026 Notes rank equally in right of payment to all of our other existing and future senior uncollateralized and unsubordinated indebtedness. The 2026 Notes rank senior in right of payment to all of our existing and future subordinated indebtedness and are subordinated in right of payment to our collateralized obligations to the extent of the assets collateralizing such obligations. The 2026 Notes bear interest at 3.75% per annum payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2006, until the maturity date of April 1, 2026.

The 2026 Notes are convertible into cash and, if applicable, shares of common stock based on an initial conversion rate of 19.6078 shares of common stock per $1,000 principal amount of 2026 Notes (which is equal to an initial conversion price of approximately $51.00 per share), subject to adjustment, and only under certain circumstances. Upon a surrender of the 2026 notes for conversion, we will deliver cash equal to the lesser of the aggregate principal amount of notes to be converted and our total conversion obligation. We will deliver shares of our common stock in respect of the remainder, if any, of our conversion obligation. The holders of the 2026 Notes who convert their notes in connection with a change in control (as defined in the Indenture) may be entitled to a make-whole premium in the form of an increase in the conversion rate.

Holders may surrender the 2026 Notes for conversion into cash and, if applicable, shares of our common stock at any time prior to the close of business on the maturity date, if the closing sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the quarter preceding the quarter in which the conversion occurs, is more than 130% of the conversion price per share of our common stock on that 30th day.

Beginning on April 1, 2010, we may redeem in cash all or part of the 2026 Notes at a price equal to 100% of the principal amount plus accrued and unpaid interest, including additional interest, if any, and, if redeemed prior to April 1, 2011, an interest make-whole payment. The holders of the 2026 Notes have the ability to require us to repurchase all or a part of the 2026 Notes in cash on each of April 1, 2011, 2016 and 2021, and in the event of a change of control of Waste Connections, at a purchase price of 100% of the principal amount of the 2026 Notes plus any accrued and unpaid interest, including additional interest, if any. We are amortizing the $5.8 million debt issuance costs over a five-year term through the first put date, or April 1, 2011.

In April 2002, we sold $175 million of Floating Rate Convertible Subordinated Notes due 2022. In May and June 2006, we redeemed or converted all of the 2022 Notes. We paid approximately $175 million in cash and issued 961,175 shares of our common stock in connection with the conversion and redemption. We funded the conversion and redemption with borrowings under our credit facility. As a result of the redemption, we recorded a non-cash, pre-tax charge of $4.2 million ($2.6 million net of taxes) in other income (expense) for the write-off of unamortized debt issuance costs associated with the redemption of the 2022 Notes.

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

As of December 31, 2006, we had the following contractual obligations (in thousands):

	Payments Due by Period
Recorded Obligations	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 years
Long-term Debt	$644,192	$6,884	$18,062	$203,631	$415,615

Long-term debt payments include:

(1) $400.0 million in principal payments due 2012 related to our credit facility. Our credit facility bears interest, at our option, at either the base rate plus the applicable base rate margin (8.25% at December 31, 2006) on base rate loans, or the Eurodollar rate plus the applicable Eurodollar margin (approximately 6.2% at December 31, 2006) on Eurodollar loans. As of December 31, 2006, our credit facility allowed us to borrow up to $750 million.
(2) $200.0 million in principal payments due 2026 related to our 2026 Notes. Holders of the 2026 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2026 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the indenture, or, for the first time, on April 1, 2011. The 2026 Notes bear interest at a rate of 3.75%.
(3) $11.7 million in principal payments related to our 2001 Wasco bonds. Our 2001 Wasco bonds consist of $3.2 million of bonds that bear interest at a rate of 7.0% and mature on March 1, 2012 and $8.5 million of bonds that bear interest at a rate of 7.25% and mature on March 1, 2021.
(4) $20.1 million in principal payments related to our California tax-exempt bonds. Our California tax-exempt bonds bear interest at variable rates (3.9% at December 31, 2006) and have maturity dates ranging from 2008 to 2016.
(5) $4.9 million in principal payments related to our notes payable to sellers. Our notes payable to sellers bear interest at rates between 5.5% and 7.5% at December 31, 2006 and have maturity dates ranging from 2010 to 2036.
(6) $7.5 million in principal payments related to our notes payable to third parties. Our notes payable to third parties bear interest at rates between 5.1% and 11.0% at December 31, 2006 and have maturity dates ranging from 2007 to 2010.

	Amount of Commitment Expiration Per Period
Unrecorded Obligations	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Over 5 years
Operating leases (1)	$47,112	$6,222	$10,009	$8,146	$22,735

(1) We are party to operating lease agreements as discussed in Note 10 to the consolidated financial statements. These lease agreements are established in the ordinary course of our business and are designed to provide us with access to facilities at competitive, market-driven prices. These arrangements have not materially affected our financial position, results of operations or liquidity during the year ended December 31, 2006, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

We have obtained standby letters of credit as discussed in Note 9 to the consolidated financial statements and financial surety bonds as discussed in Note 10 to the consolidated financial statements. These standby letters of credit and financial surety bonds are generally obtained to support our financial assurance needs and landfill operations. These arrangements have not materially affected our financial position, results of operations or liquidity during the year ended December 31, 2006, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

The minority interests holders of a majority-owned subsidiary of Waste Connections have a currently exercisable put option to require Waste Connections to complete the acquisition of this majority-owned subsidiary by purchasing their minority ownership interests for fair market value. The put option calculates the fair market value of the subsidiary based on its current operating income before depreciation and amortization, as defined in the put option agreement. The put option does not have a stated termination date. At December 31, 2006, the minority interests holders’ pro rata share of the subsidiary’s fair market value is estimated to be worth between $82 million and $97 million. Because the put is calculated at fair market value, no amounts have been accrued relative to the put option. In the event the minority interests holders elect to exercise the put option, we intend to fund the transaction using borrowings from our credit facility.

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

FREE CASH FLOW

We are providing free cash flow, a non-GAAP financial measure, because it is widely used by investors as a valuation and liquidity measure in the solid waste industry. This measure should be used in conjunction with GAAP financial measures. Management uses free cash flow as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We define free cash flow as net cash provided by operating activities plus proceeds from disposal of assets, plus excess tax benefit associated with equity-based compensation, plus or minus change in book overdraft, less capital expenditures for property and equipment and distributions to minority interests holders. Other companies may calculate free cash flow differently. Our free cash flow for the years ended December 31, 2005 and 2006 is calculated as follows (amounts in thousands):

	Years Ended December 31,
	2005	2006
Net cash provided by operating activities	$199,812	$204,234
Change in book overdraft	208	(8,869)
Plus: Proceeds from disposal of assets	5,254	2,198
Plus: Excess tax benefit associated with equity-based compensation	-	7,728
Less: Capital expenditures for property and equipment	(97,482)	(96,519)
Less: Distributions to minority interest holders	(10,486)	(11,270)
Free cash flow	$97,306	$97,502

INFLATION

Other than volatility in fuel prices, inflation has not materially affected our operations. Consistent with industry practice, many of our contracts allow us to pass through certain costs to our customers, including increases in landfill tipping fees and, in some cases, fuel costs. Therefore, we believe that we should be able to increase prices to offset many cost increases that result from inflation in the ordinary course of business. However, competitive pressures or delays in the timing of rate increases under our contracts may require us to absorb at least part of these cost increases, especially if cost increases, such as recent increases in the price of fuel, exceed the average rate of inflation. Management’s estimates associated with inflation have an impact on our accounting for landfill liabilities.

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

At December 31, 2006, our derivative instruments consisted of seven interest rate swap agreements as follows (dollars in thousands):

Date Entered	Notional Amount	Fixed Interest Rate Paid*	Variable Interest Rate Received	Effective Date	Expiration Date
May 2003	$87,500	2.67%	3-month LIBOR	February 2004	February 2007
May 2003	$87,500	2.68%	3-month LIBOR	February 2004	February 2007
March 2004	$37,500	2.25%	1-month LIBOR	March 2004	March 2007
March 2004	$37,500	2.25%	1-month LIBOR	March 2004	March 2007
September 2005	$175,000	4.33%	1-month LIBOR	February 2007	February 2009
September 2005	$75,000	4.34%	1-month LIBOR	March 2007	March 2009
December 2005	$150,000	4.76%	1-month LIBOR	June 2006	June 2009

* plus applicable margin.

All the interest rate swap agreements are considered highly effective as cash flow hedges for a portion of our variable rate debt, and we apply hedge accounting to account for these instruments. The notional amounts and all other significant terms of the swap agreements are matched to the provisions and terms of the variable rate debt being hedged.

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our market risk sensitive hedge positions and all other debt. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. We are exposed to cash flow risk due to changes in interest rates with respect to the unhedged floating rate balances owed at December 31, 2005 and 2006 of $321.4 million and $24.1 million, respectively, including floating rate debt under our credit facility, our 2022 Notes which were redeemed as of December 31, 2006, various floating rate notes payable to third parties and floating rate municipal bond obligations. A one percent increase in interest rates on our variable-rate debt as of December 31, 2005 and 2006, would decrease our annual pre-tax income by approximately $3.2 million and $0.2 million, respectively. All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations.

Although fuel and energy costs account for a relatively small portion of our total revenues, the market price of diesel fuel is unpredictable and can fluctuate significantly. We purchase a majority of our fuel at market prices. Continued increased in the price of fuel could adversely affect our business and reduce our operating margins. A $0.10 per gallon increase in the price of fuel over a one-year period would decrease our annual pre-tax income by approximately $2.0 million.

We market a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals. We own and operate 26 recycling processing operations and sell other collected recyclable materials to third parties for processing before resale. Certain of our municipal recycling contracts in the state of Washington specify benchmark resale prices for recycled commodities. If the prices we actually receive for the processed recycled commodities collected under the contract exceed the prices specified in the contract, we share the excess with the municipality, after recovering any previous shortfalls resulting from actual market prices falling below the prices specified in the contract. To reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties. Although there can be no assurance of market recoveries, in the event of a decline in recycled commodity prices, a 10% decrease in average recycled commodity prices from the prices that were in effect at December 31, 2005 and 2006 would have had a $2.4 million and $2.5 million impact on revenues for the years ended December 31, 2005 and 2006, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

WASTE CONNECTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Waste Connections, Inc.:

We have completed integrated audits of Waste Connections, Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Waste Connections, Inc. and its subsidiaries at December 31, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein for each of the two years in the period ended December 31, 2006 when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Sacramento, CA
February 13, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Waste Connections, Inc.

We have audited the accompanying consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows of Waste Connections, Inc. for the year ended December 31, 2004. Our audit also included the related 2004 financial statement schedule listed in Item 15.(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Waste Connections, Inc. for the year ended December 31, 2004 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related 2004 financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Sacramento, California
February 21, 2005, except for Note 3
and the first paragraph of Note 13, as to
which the date is October 21, 2005

WASTE CONNECTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	December 31,
	2005	2006
ASSETS
Current assets:
Cash and equivalents	$7,514	$34,949
Accounts receivable, net of allowance for doubtful accounts of $2,826 and $3,489 at December 31, 2005 and 2006, respectively	94,438	100,269
Deferred income taxes	5,145	9,373
Prepaid expenses and other current assets	17,279	15,642
Total current assets	124,376	160,233

Property and equipment, net	700,508	736,428
Goodwill	723,120	750,397
Intangible assets, net	87,651	86,098
Restricted assets	13,888	15,917
Other assets, net	26,764	24,818
	$1,676,307	$1,773,891
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54,795	$53,010
Book overdraft	8,869	-
Accrued liabilities	44,522	57,810
Deferred revenue	30,957	32,161
Current portion of long-term debt and notes payable	10,858	6,884
Total current liabilities	150,001	149,865

Long-term debt and notes payable	586,104	637,308
Other long-term liabilities	20,478	16,712
Deferred income taxes	175,167	205,532
Total liabilities	931,750	1,009,417

Commitments and contingencies
Minority interests	26,357	27,992

Stockholders’ equity:
Preferred stock: $0.01 par value; 7,500,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.01 par value; 100,000,000 shares authorized; 45,924,686 and 45,510,697 shares issued and outstanding at December 31, 2005 and 2006, respectively	459	455
Additional paid-in capital	373,382	310,229
Deferred stock compensation	(2,234)	-
Treasury stock at cost, 106,600 shares outstanding at December 31, 2005	(3,672)	-
Retained earnings	345,308	422,731
Accumulated other comprehensive income	4,957	3,067
Total stockholders’ equity	718,200	736,482
	$1,676,307	$1,773,891

The accompanying notes are an integral part of these consolidated financial statements. See Note 17 for information on the declared stock split.

WASTE CONNECTIONS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Years Ended December 31,
	2004	2005	2006
Revenues	$624,544	$721,899	$824,354
Operating expenses:
Cost of operations	354,901	416,883	492,766
Selling, general and administrative	61,223	72,395	84,541
Depreciation and amortization	54,630	64,788	74,865
Loss (gain) on disposal of assets	2,120	(216)	796
Operating Income	151,670	168,049	171,386

Interest expense	(21,724)	(23,489)	(28,970)
Other income (expense), net	(2,817)	450	(3,759)
Income before income tax provision and minority interests	127,129	145,010	138,657

Minority interests	(11,520)	(12,422)	(12,905)
Income from continuing operations before income taxes	115,609	132,588	125,752

Income tax provision	(42,251)	(48,066)	(48,329)
Income from continuing operations	73,358	84,522	77,423

Loss on discontinued operations, net of tax (Note 3)	(1,087)	(579)	-
Net income	$72,271	$83,943	$77,423

Basic earning per common share:
Income from continuing operations	$1.57	$1.81	$1.70
Discontinued operations	(0.02)	(0.01)	-
Net income per common share	$1.55	$1.80	$1.70

Diluted earnings per common share:
Income from continuing operations	$1.52	$1.75	$1.65
Discontinued operations	(0.02)	(0.01)	-
Net income per common share	$1.50	$1.74	$1.65

Shares used in calculating basic income per share	46,581,441	46,700,649	45,424,084
Shares used in calculating diluted income per share	49,470,217	48,211,301	46,939,115

The accompanying notes are an integral part of these consolidated financial statements. See Note 17 for information on the declared stock split.

WASTE CONNECTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

		STOCKHOLDERS’ EQUITY
	COMPREHENSIVE INCOME	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPRE- HENSIVE INCOME (LOSS)	DEFERRED STOCK COMPENSATION	TREASURY STOCK		RETAINED EARNINGS
		SHARES	AMOUNT				SHARES	AMOUNT		TOTAL
Balances at December 31, 2003		43,000,182	$430	$348,003	$403	$(436)	-	$-	$189,094	$537,494
Issuance of common stock warrants to employees		-	-	27	-	-	-	-	-	27
Issuance of common stock warrants to consultants		-	-	223	-	-	-	-	-	223
Conversion of 2006 Notes, net of issuance costs of $1,729		4,876,968	49	121,870	-	-	-	-	-	121,919
Vesting of restricted stock		7,394	-	-	-	-	-	-	-	-
Cancellation of unvested restricted stock		-	-	(229)	-	135	-	-	-	(94)
Issuance of unvested restricted stock		-	-	2,242	-	(2,242)	-	-	-	-
Amortization of deferred stock compensation		-	-	-	-	945	-	-	-	945
Exercise of stock options and warrants		2,218,684	22	45,133	-	-	-	-	-	45,155
Repurchase of common stock		(2,497,437)	(25)	(72,865)	-	-	-	-	-	(72,890)
Amounts reclassified into earnings, net of taxes		-	-	-	409	-	-	-	-	409
Changes in fair value of interest rate swaps		-	-	-	2,063	-	-	-	-	2,063
Net income	$72,271	-	-	-	-	-	-	-	72,271	72,271
Other comprehensive income	3,938	-	-	-	-	-	-	-	-	-
Income tax effect of other comprehensive income	(1,466)	-	-	-	-	-	-	-	-	-
Comprehensive income	$74,743	-	-	-	-	-	-	-	-	-
Balances at December 31, 2004		47,605,791	$476	$444,404	$2,875	$(1,598)	-	$-	$261,365	$707,522
Issuance of common stock warrants to consultants		-	-	136	-	-	-	-	-	136
Vesting of restricted stock		29,923	-	-	-	-	-	-	-	-
Cancellation of unvested restricted stock		-	-	(591)	-	102	-	-	-	(489)
Issuance of unvested restricted stock		-	-	1,908	-	(1,908)	-	-	-	-
Amortization of deferred stock compensation		-	-	-	-	1,193	-	-	-	1,193
Exercise of stock options and warrants		1,447,577	14	36,040	-	-	-	-	-	36,054
Repurchase of common stock		(3,158,605)	(31)	(110,171)	-	-	106,600	(3,672)	-	(113,874)
Accelerated vesting of stock options		-	-	1,617	-	-	-	-	-	1,617
Stock compensation recognized as change in option terms		-	-	16	-	-	-	-	-	16
Stock options granted below fair market value		-	-	23	-	(23)	-	-	-	-
Amounts reclassified into earnings, net of taxes		-	-	-	(1,196)	-	-	-	-	(1,196)
Changes in fair value of interest rate swaps		-	-	-	3,278	-	-	-		3,278
Net income	$83,943	-	-	-	-	-	-	-	83,943	83,943
Other comprehensive income	3,290	-	-	-	-	-	-	-	-	-
Income tax effect of other comprehensive income	(1,208)	-	-	-	-	-	-	-	-	-
Comprehensive income	$86,025	-	-	-	-	-	-	-	-	-
Balances at December 31, 2005		45,924,686	$459	$373,382	$4,957	$(2,234)	106,600	$(3,672)	$345,308	$718,200
Vesting of restricted stock		37,752	-	-	-	-	-	-	-	-
Cancellation of restricted stock		(12,788)	-	(446)	-	-	-	-	-	(446)
Stock-based compensation		-	-	3,451	-	-	-	-	-	3,451
Exercise of stock options and warrants		1,388,472	14	32,132	-	-	-	-	-	32,146
Excess tax benefit associated with equity-based compensation		-	-	7,728	-	-	-	-	-	7,728
Repurchase of common stock		(2,788,600)	(28)	(100,217)	-	-	-	-	-	(100,245)
Retirement of treasury stock		-	-	(3,672)	-	-	(106,600)	3,672	-	-
Conversion of 2022 Floating Rate Convertible Subordinated Notes		961,175	10	(10)	-	-	-	-	-	-
Issuance of common stock warrants to consultants		-	-	115	-	-	-	-	-	115
Cumulative change from adoption of accounting policy		-	-	(2,234)	-	2,234	-	-	-	-
Amounts reclassified into earnings, net of taxes		-	-	-	(4,243)	-	-	-	-	(4,273)
Changes in fair value of interest rate swaps, net of taxes		-	-	-	2,353	-	-	-	-	2,383
Net income	$77,423	-	-	-	-	-	-	-	77,423	77,423
Other comprehensive loss	(2,887)	-	-	-	-	-	-	-	-	-
Income tax effect of other comprehensive loss	997	-	-	-	-	-	-	-	-	-
Comprehensive income	$75,533	-	-	-	-	-	-	-	-	-
Balances at December 31, 2006		45,510,697	$455	$310,229	$3,067	$-	-	$-	$422,731	$736,482

The accompanying notes are an integral part of these consolidated financial statements. See Note 17 for information on the declared stock split.

WASTE CONNECTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Years Ended December 31,
	2004	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$72,271	$83,943	$77,423
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on disposal of assets	2,398	(413)	796
Gain on disposal of operations	(68)	-	-
Depreciation	54,470	61,968	70,785
Amortization of intangibles	2,477	3,070	4,080
Deferred income taxes, net of acquisitions	26,566	(792)	26,585
Minority interests	11,520	12,422	12,905
Amortization of debt issuance costs	3,685	2,001	6,238
Stock-based compensation	972	2,826	3,451
Interest income on restricted assets	(275)	(390)	(618)
Closure and post-closure accretion	421	681	623
Tax benefit on the exercise of stock options	8,195	7,338	-
Excess tax benefit associated with equity-based compensation	-	-	(7,728)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(3,357)	(9,933)	(4,928)
Prepaid expenses and other current assets	(4,953)	5,291	(1,083)
Accounts payable	2,733	18,060	(4,306)
Deferred revenue	1,372	4,818	324
Accrued liabilities	2,124	7,898	19,245
Other long-term liabilities	239	1,024	442
Net cash provided by operating activities	180,790	199,812	204,234

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(46,784)	(80,849)	(38,594)
Capital expenditures for property and equipment	(71,201)	(97,482)	(96,519)
Proceeds from disposal of assets	2,088	5,254	2,198
Decrease (increase) in restricted assets, net of interest income	3,405	661	(1,411)
Decrease (increase) in other assets	27	(856)	(224)
Net cash used in investing activities	(112,465)	(173,272)	(134,550)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	368,500	232,631	666,035
Principal payments on notes payable and long-term debt	(388,825)	(159,688)	(621,161)
Change in book overdraft	(1,165)	208	(8,869)
Proceeds from option and warrant exercises	36,959	28,716	32,146
Excess tax benefit associated with equity-based compensation	-	-	7,728
Distributions to minority interest holders	(11,025)	(10,486)	(11,270)
Payments for repurchase of common stock	(72,889)	(113,874)	(100,245)
Debt issuance costs	(1,546)	(143)	(6,613)
Net cash used in financing activities	(69,991)	(22,636)	(42,249)

Net (decrease) increase in cash and equivalents	(1,666)	3,904	27,435
Cash and equivalents at beginning of year	5,276	3,610	7,514
Cash and equivalents at end of year	$3,610	$7,514	$34,949

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

SUPPLEMENTARY DICLOSURES OF CASH FLOW
     INFORMATION AND NON-CASH TRANSACTIONS:

	Years Ended December 31,
	2004	2005	2006
Cash paid for income taxes	$17,164	$32,369	$15,006
Cash paid for interest	$22,379	$22,314	$28,534
Conversion of 2006 Convertible Subordinated Notes to equity	$123,648	$-	$-
Conversion of 2022 Convertible Subordinated Notes to equity	$-	$-	$10
Fair value of warrants issued to third party consultants in exchange for services performed in connection with landfill development	$-	$54	$-
Transfer from long-term other assets to property, plant and equipment	$-	$2,478	$-

In connection with its acquisitions, the Company assumed liabilities as follows:
Fair value of assets acquired	$116,378	$112,802	$44,919
Cash paid and warrants issued for current year acquisitions	(44,089)	(78,971)	(37,560)
Net assets used as consideration for acquisitions	(31,440)	-	(893)
Liabilities assumed, stock and notes payable issued to sellers of businesses acquired	$40,849	$33,831	$6,466

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.     ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Waste Connections, Inc. (“WCI” or “the Company”) was incorporated in Delaware on September 9, 1997 and commenced its operations on October 1, 1997 through the purchase of certain solid waste operations in the state of Washington. The Company is an integrated, non-hazardous solid waste services company that provides collection, transfer, disposal and recycling services to commercial, industrial and residential customers in the states of Alabama, Arizona, California, Colorado, Idaho, Illinois, Iowa, Kansas, Kentucky, Minnesota, Mississippi, Montana, Nebraska, New Mexico, Oklahoma, Oregon, South Dakota, Tennessee, Texas, Utah, Washington, and Wyoming. The Company also provides intermodal services for the movement of containers in the Pacific Northwest.

Basis of Presentation

These consolidated financial statements include the accounts of WCI and its wholly-owned and majority-owned subsidiaries. The consolidated entity is referred to herein as the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at purchase to be cash equivalents. As of December 31, 2005 and 2006, cash equivalents consisted of demand money market accounts.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The Company generally does not require collateral on its trade receivables. Credit risk on accounts receivable is minimized as a result of the large and diverse nature of the Company’s customer base. The Company maintains allowances for losses based on the expected collectibility of accounts receivable.

Revenue Recognition and Accounts Receivable

Revenues are recognized when persuasive evidence of an arrangement exists, the service has been provided, the price is fixed or determinable and collection is reasonably assured. Certain customers are billed in advance and, accordingly, recognition of the related revenues is deferred until the services are provided. In accordance with Emerging Issues Task Force (“EITF”) 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation), any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer is presented in the Statements of Income on a net basis (excluded from revenues).

The Company’s receivables are recorded when billed, advanced or accrued and represent claims against third parties that will be settled in cash. The carrying value of the Company’s receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value. The Company estimates its allowance for doubtful accounts based on historical collection trends, type of customer such as municipal or non-municipal, the age of outstanding receivables and existing economic conditions. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectibility of those balances and the allowance is adjusted accordingly. Past-due receivable balances are written off when the Company’s internal collection efforts have been unsuccessful in collecting the amount due.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Property and Equipment

Property and equipment are stated at cost. Improvements or betterments, not considered to be maintenance and repair, which add new functionality or significantly extend the life of an asset are capitalized. Third-party expenditures related to pending development projects, such as legal, engineering and interest expenses, are capitalized. Expenditures for maintenance and repair costs, including planned major maintenance activities, are charged to expense as incurred. The cost of assets retired or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts in the year of disposal. Gains and losses resulting from disposals of property and equipment are recognized in the period in which the property and equipment is disposed. Depreciation is computed using the straight-line method over the estimated useful lives of the assets or the lease term, whichever is shorter.

The estimated useful lives are as follows:

Buildings	20 years
Land improvements	3 - 20 years
Machinery and equipment	3 - 12 years
Rolling stock	5 - 10 years
Containers	5 - 12 years
Rail cars	20 years

Landfill Accounting

The Company utilizes the life cycle method of accounting for landfill costs. This method applies the costs to be capitalized associated with acquiring, developing, closing and monitoring the landfills over the associated consumption of landfill capacity. The Company utilizes the units of consumption method to amortize landfill development costs over the estimated remaining capacity of a landfill. Under this method, the Company includes future estimated construction costs using current dollars, as well as costs incurred to date, in the amortization base. When certain criteria are met, the Company includes expansion airspace, which has not been permitted, in the calculation of the total remaining capacity of the landfill.

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

-
Final capping, closure and post-closure obligations. The Company accrues for estimated final capping, closure and post-closure maintenance obligations at the landfills it owns and the landfills that it operates, but does not own under life-of-site agreements. Accrued final capping, closure and post-closure costs represent an estimate of the current value of the future obligation associated with final capping, closure and post-closure monitoring of non-hazardous solid waste landfills currently owned or operated under life-of-site agreements by the Company. Final capping costs represent the costs related to installation of clay liners, drainage and compacted soil layers and topsoil constructed over areas of the landfill where total airspace capacity has been consumed. Closure and post-closure monitoring and maintenance costs represent the costs related to cash expenditures yet to be incurred when a landfill facility ceases to accept waste and closes. Accruals for final capping, closure and post-closure monitoring and maintenance requirements in the U.S. consider site inspection, groundwater monitoring, leachate management, methane gas control and recovery, and operating and maintenance costs to be incurred during the period after the facility closes. Certain of these environmental costs, principally capping and methane gas control costs, are also incurred during the operating life of the site in accordance with the landfill operation requirements of Subtitle D and the air emissions standards. Daily maintenance activities, which include many of these costs, are expensed as incurred during the operating life of the landfill. Daily maintenance activities include leachate disposal; surface water, groundwater, and methane gas monitoring and maintenance; other pollution control activities; mowing and fertilizing the landfill final cap; fence and road maintenance; and third party inspection and reporting costs. Site specific final capping, closure and post-closure engineering cost estimates are prepared annually for landfills owned or operated under life-of-site agreements by the Company for which it is responsible for final capping, closure and post-closure.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Since the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 143, landfill final capping, closure and post-closure liabilities are calculated by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure using an inflation rate (2.5% during 2005 and 2006) and discounting the inflated total to its present value using a discount rate (7.5% during 2005 and 2006). At December 31, 2005 and 2006, accruals for landfill final capping, closure and post-closure costs (including costs assumed through acquisitions) were $15,906 and $11,638, respectively. The Company estimates that its final capping, closure and post-closure payment commitments will begin in 2012.

In accordance with SFAS No. 143, final capping, closure and post-closure liability is recorded as an addition to site costs and amortized to depletion expense on a units-of-consumption basis as remaining landfill airspace is consumed. The impact of changes determined to be changes in estimates, based on an annual update, is accounted for on a prospective basis. Depletion expense resulting from final capping, closure and post-closure obligations recorded as a component of landfill site costs will generally be less during the early portion of a landfill’s operating life and increase thereafter. The final capping, closure and post-closure liabilities reflect owned landfills and landfills operated under life-of-site agreements with estimated remaining lives, based on remaining permitted capacity, probable expansion capacity and projected annual disposal volumes that range from approximately six to 197 years, with an average remaining life of approximately 57 years. The costs for final capping, closure and post-closure obligations at landfills the Company owns or operates under life-of-site agreements are generally estimated based on interpretations of current requirements and proposed or anticipated regulatory changes.

The estimates for landfill final capping, closure and post-closure costs, including final capping costs, consider when the costs would actually be paid and factor in inflation and discount rates. Interest is accreted on the recorded liability using the corresponding discount rate. When using discounted cash flow techniques, reliable estimates of market premiums may not be obtainable. In the waste industry, there is no market for selling the responsibility for final capping, closure and post-closure obligations independent of selling the landfill in its entirety. Accordingly, the Company does not believe that it is possible to develop a methodology to reliably estimate a market risk premium and has therefore excluded any such market risk premium from its determination of expected cash flows for landfill asset retirement obligations. The possibility of changing legal and regulatory requirements and the forward-looking nature of these types of costs make any estimation or assumption less certain.

The following is a rollforward of the Company’s final capping, closure and post-closure liability balance from December 31, 2004 to December 31, 2006:

Final capping, closure and post-closure liability at December 31, 2004	$5,860
Increase in closure and post-closure liability from changes in annual engineering cost estimates	1,558
Liabilities incurred	1,033
Accretion expense	681
Change in third party closure and post-closure liability	6,774
Final capping, closure and post-closure liability at December 31, 2005	15,906
Decrease in closure and post-closure liability from changes in annual engineering cost estimates	(2,631)
Liabilities incurred	1,041
Accretion expense	623
Change in third party closure and post-closure liability	(3,301)
Final capping, closure and post-closure liability at December 31, 2006	$11,638

The Company owns two landfills for which the prior owners are obligated to reimburse WCI for certain costs it incurs for final capping, closure and post-closure activities on the portion of the landfill utilized by the prior owners. At December 31, 2005 and 2006, the Company has recorded on its balance sheet a receivable of $6,774 and $3,473, respectively, from the prior owners in long-term other assets and has accrued the prior owners’ portions of the final capping, closure and post-closure obligation, totaling $6,774 and $3,473, respectively, in other long-term liabilities.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

At December 31, 2006, $13,828 of the Company’s restricted assets balance was for purposes of settling future final capping, closure and post-closure liabilities.

-
Disposal capacity. The Company’s internal and third-party engineers perform surveys at least annually to estimate the disposal capacity at its landfills. This is done by using surveys and other methods to calculate, based on the terms of the permit, height restrictions and other factors, how much airspace is left to fill and how much waste can be disposed of at a landfill before it has reached its final capacity. The Company’s landfill depletion rates are based on the remaining disposal capacity, considering both permitted and expansion airspace, at the landfills it owns, and certain landfills it operates, but does not own, under life-of-site agreements. The Company’s landfill depletion rates are based on the term of the operating agreement at its operated landfills that have capitalized expenditures. Expansion airspace consists of additional disposal capacity being pursued through means of an expansion but is not actually permitted. Expansion airspace that meets certain internal criteria is included in the estimate of total landfill airspace. The Company’s internal criteria to determine when expansion airspace may be included as disposal capacity is as follows:

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
(4)	Internal personnel or external consultants are actively working to obtain the necessary approvals to obtain the landfill expansion permit; and
(5)
Obtaining the expansion is considered probable (for a pursued expansion to be considered probable, there must be no significant known technical, legal, community, business, or political restrictions or similar issues existing that could impair the success of the expansion).

It is possible that the Company’s estimates or assumptions could ultimately be significantly different from actual results. In some cases the Company may be unsuccessful in obtaining an expansion permit or the Company may determine that an expansion permit that the Company previously thought was probable has become unlikely. To the extent that such estimates, or the assumptions used to make those estimates, prove to be significantly different than actual results, or the belief that the Company will receive an expansion permit changes adversely in a significant manner, the costs of the landfill, including the costs incurred in the pursuit of the expansion, may be subject to impairment testing, as described below, and lower profitability may be experienced due to higher amortization rates, higher capping, closure and post-closure rates, and higher expenses or asset impairments related to the removal of previously included expansion airspace.

The Company periodically evaluates its landfill sites for potential impairment indicators. The Company’s judgments regarding the existence of impairment indicators are based on regulatory factors, market conditions and operational performance of its landfills. Future events could cause the Company to conclude that impairment indicators exist and that its landfill carrying costs are impaired.

Allocation of Acquisition Purchase Price

A summary of the Company’s acquisition purchase price allocation policies is as follows:

-
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

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and intangible assets of the acquired entities. Goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests using a two-step process described below. Other intangible assets are amortized over their estimated useful lives.

The first step in the Company’s annual impairment tests is a screen for potential impairment, while the second step measures the amount of the impairment, if any. At least annually in the fourth quarter of the year, the Company performs impairment tests of goodwill and indefinite-lived intangible assets based on the carrying values. As a result of performing the tests for potential impairment, the Company determined that no impairment existed as of December 31, 2005 or 2006 and therefore, there were no write-downs to any of its goodwill or indefinite-lived intangible assets.

The Company acquired indefinite-lived intangible assets, long-term franchise agreements, contracts and non-competition agreements in connection with certain of its acquisitions. The amounts assigned to indefinite-lived intangible assets consist of the value of certain perpetual rights to provide solid waste collection and transportation services in specified territories. The estimated fair value of the acquired indefinite-lived intangible assets, long-term franchise agreements and contracts was determined by management based on the discounted net cash flows associated with the rights, agreements and contracts. The estimated fair value of the non-competition agreements reflects management’s estimates based on the amount of revenue protected under such agreements. The amounts assigned to the franchise agreements, contracts, and non-competition agreements are being amortized on a straight-line basis over the expected term of the related agreements (ranging from 1 to 56 years). Indefinite-lived intangible assets resulting from acquisitions completed subsequent to June 30, 2001, are not amortized; however, they are required to be classified separately from goodwill.

Restricted Assets

Restricted assets held by trustees consist principally of funds deposited in connection with landfill final capping, closure and post-closure obligations and other financial assurance requirements. Proceeds from these financing arrangements are directly deposited into trust funds, and the Company does not have the ability to utilize the funds in regular operating activities.

Asset Impairments

Long-lived assets consist primarily of property, plant and equipment, goodwill and other intangible assets. Property, plant, equipment and other intangible assets are carried on the Company’s consolidated financial statements based on their cost less accumulated depreciation or amortization. The recoverability of these assets is tested whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.

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

If any of these or other indicators occur, a test of recoverability is performed by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If the carrying values are in excess of undiscounted expected future cash flows, impairment is measured by comparing the fair value of the asset to its carrying value. Fair value is determined by an internally developed discounted projected cash flow analysis of the asset. Cash flow projections are sometimes based on a group of assets, rather than a single asset. If cash flows cannot be separately and independently identified for a single asset, the Company will determine whether an impairment has occurred for the group of assets for which the projected cash flows can be identified. If the fair value of an asset is determined to be less than the carrying amount of the asset or asset group, an impairment in the amount of the difference is recorded in the period that the impairment indicator occurs. Several impairment indicators are beyond the Company’s control, and whether or not they will occur cannot be predicted with any certainty. Estimating future cash flows requires significant judgment and projections may vary from cash flows eventually realized. There are other considerations for impairments of landfills and goodwill, as described below.

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

Goodwill - The Company assesses whether goodwill is impaired on an annual basis in the fourth quarter of the year. This assessment is performed on each of the Company’s four operating regions. If the Company determined the existence of goodwill impairment, the Company would measure that impairment based on the amount by which the book value of goodwill exceeds its implied fair value. The implied fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the purchase price were being initially allocated. Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances, such as those listed above, that would indicate that, more likely than not, the book value of goodwill has been impaired.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, trade receivables, restricted assets, trade payables, debt instruments and interest rate swaps. As of December 31, 2005 and 2006, the carrying values of cash, trade receivables, restricted assets, and trade payables are considered to be representative of their respective fair values. The carrying values of the Company’s debt instruments, excluding the 2022 Floating Rate Convertible Subordinated Notes (redeemed as of December 31, 2006), and the 2026 Convertible Senior Notes approximate their fair values as of December 31, 2005 and 2006, based on current borrowing rates for similar types of borrowing arrangements. The Company’s 2022 Floating Rate Convertible Subordinated Notes had a carrying value of $175,000 and a fair value of approximately $193,900 at December 31, 2005, based on the publicly quoted trading price of these notes. The Company’s 3.75% Convertible Senior Notes due 2026 had a carrying value of $200,000 and a fair value of approximately $215,250 at December 31, 2006, based on the publicly quoted trading price of these notes. The Company’s interest rate swaps are recorded at their estimated fair values based on estimated cash flows calculated using interest rate yield curves as of December 31, 2005 and 2006.

Derivative Financial Instruments

The Company recognizes all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income (Note 12) until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. The Company classifies cash inflows and outflows from derivatives within net income on the statement of cash flows.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The Company’s objective for utilizing derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in the variable interest rates of certain borrowings issued under its credit facility and other variable rate debt. The Company’s strategy to achieve that objective involves entering into interest rate swaps that are specifically designated to certain variable rate instruments and accounted for as cash flow hedges.

At December 31, 2006, the Company’s derivative instruments consisted of seven interest rate swap agreements as follows:

Date Entered	Notional Amount	Fixed Interest Rate Paid*	Variable Interest Rate Received	Effective Date	Expiration Date
May 2003	$87,500	2.67%	3-month LIBOR	February 2004	February 2007
May 2003	$87,500	2.68%	3-month LIBOR	February 2004	February 2007
March 2004	$37,500	2.25%	1-month LIBOR	March 2004	March 2007
March 2004	$37,500	2.25%	1-month LIBOR	March 2004	March 2007
September 2005	$175,000	4.33%	1-month LIBOR	February 2007	February 2009
September 2005	$75,000	4.34%	1-month LIBOR	March 2007	March 2009
December 2005	$150,000	4.76%	1-month LIBOR	June 2006	June 2009

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

The Company has accrued income tax reserves for contingencies identified in the preparation of previously filed tax returns. The Company establishes the reserves based upon management’s assessment of exposure associated with, for instance, permanent differences, tax credits and interest expense. The tax reserves are analyzed quarterly and adjustments are made as events occur to warrant adjustments to the reserve. For example, if the statutory period for assessing tax on a given tax return or period lapses, the reserve associated with that period will be reversed.

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

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The weighted average grant date fair values per share for options granted during 2004, 2005 and 2006 are as follows:

	2004	2005	2006
Exercise prices equal to market price of stock	$6.06	$6.74	$7.72
Exercise prices less than market price of stock	-	17.67	-

During the year ended December 31, 2005, the Company issued 1,500 options at an exercise price less than the market price of the Company’s common stock.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The net income as reported for the year ended December 31, 2005 reflects the one-time charge of $1,617 ($1,021 net of tax) incurred by the Company related to the accelerated vesting of shares previously awarded to employees. The Company estimates that the acceleration eliminated $15,254 ($9,610 net of tax) in non-cash compensation expense that would have been recognized under the provisions of SFAS No. 123(R), over the three year period of 2006 to 2008 as the stock options vested. For additional information related to this modification of outstanding awards, refer to Note 11.

The following table summarizes the Company’s pro forma net income and pro forma basic and diluted net income per share for the years ended December 31, 2004 and 2005:

	Years Ended December 31,
	2004	2005
Net income, as reported	$72,271	$83,943
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	611	1,779
Deduct: total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(8,414)	(16,495)
Pro forma net income	$64,468	$69,227

Earnings per share:
Basic - as reported	$1.55	$1.80
Basic - pro forma	1.38	1.48

Diluted - as reported	1.50	1.74
Diluted - pro forma	1.34	1.44

The Company’s calculations of stock-based compensation expense for the years ending December 31, 2004, 2005 and 2006 were made using the Black-Scholes option-pricing model. The fair value of the Company’s stock option grants was estimated assuming no expected dividend yield and the following weighted average assumptions for the years ending December 31, 2004, 2005 and 2006:

	Years Ended December 31,
	2004	2005	2006
Expected life	4 years	3.4 years	4 years
Risk-free interest rate	3.1%	4.0%	4.8%
Expected volatility	24%	20%	20%

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Expected life is calculated based on the weighted average historical life of the vested stock options. Risk-free interest rate is based on the U.S. treasury yield curve for the period of the expected life of the stock option for the years ending December 31, 2004, 2005 and 2006. Expected volatility is calculated using the daily historical volatility over the last one year for the years ending December 31, 2004 and 2005, and over the last three years for the year ending December 31, 2006.

The fair value of restricted stock and restricted stock units for the years ending December 31, 2004, 2005 and 2006 were determined based on the number of shares granted and the quoted price of the Company’s common stock.

The Company adopted SFAS 123(R) using the modified prospective method. Under this method, all share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized on a straight-line basis as expense over the employee’s requisite service period. Prior periods are not restated. Under this method, the Company calculates potential windfalls and shortfalls under the treasury stock method by including the impact of pro forma deferred tax assets in the calculation of diluted earnings per common share. The Company also adopted FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (“FSP 123(R)-3”). Under FSP 123(R)-3, the Company elected to use the short-cut method to calculate the historical pool of windfall tax benefits. The Company elected to use the tax law ordering approach for purposes of determining whether an excess of tax benefit has been realized.

Stock-based compensation expense recognized during the years ending December 31, 2004, 2005 and 2006, were approximately $972 ($610 net of taxes), $2,826 ($1,803 net of taxes), and $3,451 ($2,200 net of taxes), respectively, and consisted of stock option, restricted stock unit and restricted stock expense. The incremental stock-based compensation expense recognized as a result of adopting SFAS 123(R) was $583 ($421 net of taxes), or approximately a $0.01 per share decrease to basic and diluted earnings per common share for the year ended December 31, 2006, which represented the expense related to stock options less the impact of recognizing a forfeiture rate assumption related to restricted stock and restricted stock units. A contra-equity balance of $2,234 in “Deferred stock compensation” on the Consolidated Balance Sheet was reversed as a change in accounting policy upon the adoption of SFAS 123(R) to “Additional paid-in capital” as of January 1, 2006. The total compensation cost at December 31, 2006, related to unvested stock option, restricted stock unit and restricted stock awards was $11,730 and that future expense will be recognized over the remaining vesting period of the stock option, restricted stock unit and restricted stock awards which currently extends to 2011. The weighted average remaining vesting period of those awards is 1.75 years. During the fourth quarter of 2005, the Company accelerated the vesting of all unvested stock options. As a result, stock-based compensation in periods subsequent to the acceleration was significantly reduced. This expense, totaling approximately $1,617, was included in “Selling, general and administrative” expenses in the Consolidated Statements of Income.

The excess tax benefit associated with equity-based compensation was approximately $7,728 during the year ended December 31, 2006. Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as an operating cash flow, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option. SFAS 123(R) requires the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow.

Per Share Information

Basic net income per share is computed using the weighted average number of common shares outstanding. Diluted net income per share is computed using the weighted average number of common and potential common shares outstanding. Potential common shares are excluded from the computation if their effect is anti-dilutive.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2004, 2005 and 2006 was $2,075, $2,057, and $2,147, respectively, which is included in selling, general and administrative expense in the Consolidated Statements of Income.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Insurance Liabilities

The Company is primarily self-insured for automobile liability, property, general liability, workers’ compensation, employer’s liability and employee group health claims. The Company’s insurance accruals are based on claims filed and estimates of claims incurred but not reported and are developed by the Company’s management with assistance from its third-party actuary and its third-party claims administrator. The insurance accruals are influenced by the Company’s past claims experience factors, which have a limited history, and by published industry development factors. At December 31, 2005 and 2006, the Company’s total accrual for self-insured liabilities was $21,086 and $28,686, respectively, which is included in accrued liabilities in the Consolidated Balance Sheets.

Segment Information

The Company identifies its operating segments based on management responsibility and geographic location. The Company considers each of its four operating regions that report stand-alone financial information and have segment managers that report to the Company’s chief operating decision maker to be an operating segment. The Company has assessed and determined that it has met all of the aggregation criteria required under SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS No. 131”), to aggregate its multiple operating segments into one reportable segment. Therefore, all four operating regions have been aggregated together and are reported as a single segment consisting of the collection, transfer, recycling and disposal of non-hazardous solid waste primarily in the Western and Southern United States.

New Accounting Pronouncements

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

SFAS 154. In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”) which replaces APB Opinion No. 20, Accounting Changes (“APB 20”), and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Specifically, SFAS 154 requires “retrospective application” of the direct effect for a voluntary change in accounting principle to prior periods’ financial statements, if it is practicable to do so. SFAS 154 also strictly redefines the term “restatement” to mean the correction of an error by revising previously issued financial statements. SFAS 154 replaces APB 20, which requires that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. Unless adopted early, SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 on January 1, 2006 did not have an impact on the Company’s financial position or results of operations.

FIN 48. On July 13, 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 requires a company to evaluate whether the tax position taken by a company will more likely than not be sustained upon examination by the appropriate taxing authority. It also provides guidance on how a company should measure the amount of benefit that the company is to recognize in its financial statements. Under FIN 48, a company should also classify a liability for unrecognized tax benefits as current to the extent the company anticipates making a payment within one year. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not determined the effect, if any, the adoption of FIN 48 will have on its results of operations or financial position.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

EITF 06-3. In June 2006, the EITF issued EITF 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-3”). EITF 06-3 provides guidance on the presentation in the income statement of any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer. EITF 06-3 requires that taxes be presented in the income statement either on a gross basis (included in revenues and costs) or a net basis (excluded from revenues), and that this accounting policy decision be disclosed. EITF 06-3 should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. The Company adopted EITF 06-3, as allowed in the guidance, effective October 1, 2006. The Company has historically reported and will continue to report taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction on a net basis. The adoption of EITF 06-3 did not have an impact on the Company’s financial position or results of operations.

FSP EITF 00-19-2. In December 2006, the FASB issued FASB Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”) which provides guidance on the accounting for registration payment arrangements. FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. A registration payment arrangement is defined in FSP EITF 00-19-2 as an arrangement with both of the following characteristics: (1) the arrangement specifies that the issuer will endeavor (a) to file a registration statement for the resale of specified financial instruments and/or for the resale of equity shares that are issuable upon exercise or conversion of specified financial instruments and for that registration statement to be declared effective by the Securities and Exchange Commission within a specified grace period, and/or (b) to maintain the effectiveness of the registration statement for a specified period of time (or in perpetuity); and (2) the arrangement requires the issuer to transfer consideration to the counterparty if the registration statement for the resale of the financial instrument or instruments subject to the arrangement is not declared effective or if effectiveness of the registration statement is not maintained. FSP EITF 00-19-2 is effective for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The Company does not expect the adoption of FSP EITF 00-19-2 to have a material impact on the Company’s financial position or results of operations.

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

SAB 108. In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the Company’s financial position or results of operations.

AUG AIR-1. In September 2006, the FASB issued FASB Staff Position No. AUG AIR-1, Accounting for Planned Major Maintenance Activities (“AUG AIR-1”), which provides guidance on which methods are allowed to properly account for planned major maintenance activities. The three accepted methods under AUG AIR-1 are direct expense, built-in overhaul, and deferral methods. AUG AIR-1 must be applied to the first fiscal year beginning after December 15, 2006. The Company early adopted AUG AIR-1, as allowed by the guidance, effective October 1, 2006. The Company has historically used and will continue to use the direct expense method for planned major maintenance activities. The adoption of AUG AIR-1 did not have an impact on the Company’s financial position or results of operations.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2.     USE OF ESTIMATES AND ASSUMPTIONS

In preparing the Company’s consolidated financial statements, several estimates and assumptions are made that affect the accounting for and recognition of assets, liabilities, revenues and expenses. These estimates and assumptions must be made because certain of the information that is used in the preparation of the Company’s consolidated financial statements is dependent on future events, cannot be calculated with a high degree of precision from data available or is simply not capable of being readily calculated based on generally accepted methodologies. In some cases, these estimates are particularly difficult to determine and the Company must exercise significant judgment. The most difficult, subjective and complex estimates and the assumptions that deal with the greatest amount of uncertainty are related to the Company’s accounting for landfills, self-insurance, deferred taxes, effective tax rate, allocation of acquisition purchase price and asset impairments and are discussed in Note 1. One additional area that involves estimation is when the Company estimates the amount of potential exposure it may have with respect to litigation, claims and assessments in accordance with SFAS No. 5, “Accounting for Contingencies.” Actual results for all estimates could differ materially from the estimates and assumptions that the Company uses in the preparation of its consolidated financial statements.

3.     DISCONTINUED OPERATIONS

In the third and fourth quarters of 2004, the Company disposed of all of its operations in the state of Georgia and a hauling operation in the state of Washington. The operations in Georgia were exchanged for hauling, transfer and disposal operations in Tennessee and Mississippi. In the second quarter of 2005, the Company disposed of a hauling operation in Utah and exited a landfill operating contract with a finite term in California. All periods presented have been restated to present the results for these operations as discontinued operations.

The table below reflects the discontinued operations as of December 31, 2004 and 2005 as follows:

	Years Ended December 31,
	2004	2005
Revenues	$16,098	$1,367
Operating expenses:
Cost of operations	13,009	2,041
Selling, general and administrative	2,000	195
Depreciation and amortization	2,317	250
Loss (gain) on disposal of assets and operations (a)	210	(197)
Operating loss	(1,438)	(922)

Other income, net	-	-
Loss from operations of discontinued operations	(1,438)	(922)

Income tax benefit	351	343
Loss on discontinued operations	$(1,087)	$(579)

(a)
Loss on disposal of assets and operations for the year end December 31, 2004 includes $62 of gain on the sale of the operations in Washington and $6 of gain on the disposal of the Company’s Georgia operations.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Additionally, the table below reflects the disposed assets and liabilities related to these operations. Assets and liabilities disposed in 2005 related to the hauling operation in Utah and landfill operating contract in California were not material.

2004 Disposals
Disposed assets:
Accounts receivable	$1,271
Prepaid expenses and other current assets	106
Other long-term assets	452
Property and equipment, net	18,254
Goodwill, net	14,262
Intangible assets, net	108
Disposed liabilities:
Deferred revenue	(972)
Other liabilities	(39)
$33,442

4.     ACQUISITIONS

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

During 2006, the Company acquired 14 non-hazardous solid waste collection, transfer and recycling businesses. Aggregate consideration for the acquisitions consisted of $37,445 in cash (net of cash acquired), $893 of net assets exchanged for new operations, common stock warrants valued at $115, and the assumption of debt totaling $3,266.

The purchase prices have been allocated to the identified intangible assets and tangible assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition, with any residual amounts allocated to goodwill. The purchase price allocations are considered preliminary until the Company is no longer waiting for information that it has arranged to obtain and that is known to be available or obtainable. Although the time required to obtain the necessary information will vary with circumstances specific to an individual acquisition, the “allocation period” for finalizing purchase price allocations does not exceed one year from the consummation of a business combination. In 2005, the Company completed a review of the income tax basis of the assets acquired in an acquisition completed in 1999. Based on the Company’s review, the income tax basis of the assets acquired was revised and is less than the amount the Company initially recorded. In addition, the fair value of the assets recorded required revision based on the Company’s 2005 review. As a result, the Company recorded a net increase of $19,807 to goodwill and a corresponding increase of $19,807 to deferred income tax liabilities. The impact on the Company’s income statements for the year ended December 31, 2005 and on any prior period was inconsequential.

As of December 31, 2006, the Company had four acquisitions for which purchase price allocations were preliminary, mainly as a result of pending working capital valuations. The Company believes the potential changes to its preliminary purchase price allocations will not have a material impact on its financial condition, results of operations or cash flows.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

A summary of the purchase price allocations for acquisitions consummated in 2005 and preliminary purchase price allocations for the acquisitions consummated in 2006 is as follows:

	2005 Acquisitions	2006 Acquisitions
Assets:
Accounts receivable	$3,641	$902
Prepaid expenses and other current assets	439	332
Property and equipment	23,910	12,580
Goodwill	62,628	27,571
Long-term franchise agreements and contracts	5,170	1,859
Indefinite-lived intangibles	6,646	-
Other intangibles	9,575	964
Non-competition agreements	793	120
Other assets	-	591
Liabilities:
Deferred revenue	(1,984)	(879)
Accounts payable	(2,455)	(214)
Accrued liabilities	(2,432)	(1,558)
Notes issued to sellers	(254)	-
Debt and long-term liabilities assumed	(25,481)	(3,266)
Deferred income taxes	(1,225)	(549)
Total consideration, net	$78,971	$38,453

During the year ended December 31, 2005, the Company paid $1,960 of acquisition-related liabilities accrued at December 31, 2004. During the year ended December 31, 2006, the Company paid $1,149 of acquisition-related liabilities accrued at December 31, 2005.

The 14 acquisitions completed in the year ended December 31, 2004, were not material to the Company’s results of operations. The 18 acquisitions completed in the year ended December 31, 2005, were not material to the Company’s results of operations. The 14 acquisitions completed in the year ended December 31, 2006, were not material to the Company’s results of operations.

Goodwill and long-term franchise agreements, contracts, and other intangibles acquired in 2005 totaling $60,645 and $20,074, respectively, are expected to be deductible for tax purposes. Goodwill and long-term franchise agreements, contracts, and other intangibles acquired in 2006 totaling $24,820 and $1,460, respectively, are expected to be deductible for tax purposes.

5.     INTANGIBLE ASSETS

Intangible assets, exclusive of goodwill, consisted of the following at December 31, 2006:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Long-term franchise agreements and contracts	$58,592	$(7,354)	$51,238
Non-competition agreements	4,761	(3,838)	923
Other	13,470	(3,381)	10,089
	76,823	(14,573)	62,250
Nonamortized intangible assets:
Indefinite-lived intangible assets	23,848	-	23,848
Intangible assets, exclusive of goodwill	$100,671	$(14,573)	$86,098

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The weighted-average amortization periods of long-term franchise agreements and contracts, non-competition agreements and other intangibles acquired during the year ended December 31, 2006 are 10 years, 7 years and 9 years, respectively.

Intangible assets, exclusive of goodwill, consisted of the following at December 31, 2005:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Long-term franchise agreements and contracts	$56,617	$(5,351)	$51,266
Non-competition agreements	4,783	(3,460)	1,323
Other	13,106	(1,892)	11,214
	74,506	(10,703)	63,803
Nonamortized intangible assets:
Indefinite-lived intangible assets	23,848	-	23,848
Intangible assets, exclusive of goodwill	$98,354	$(10,703)	$87,651

The weighted-average amortization periods of long-term franchise agreements and contracts, non-competition agreements and other intangibles acquired during the year ended December 31, 2005 are 28 years, 5 years and 8 years, respectively.

The amounts assigned to indefinite-lived intangible assets consist of the value of certain perpetual rights to provide solid waste collection and transportation services in specified territories. These indefinite-lived intangible assets were subject to amortization prior to the Company’s adoption of SFAS No. 142.

Estimated future amortization expense for the next five years of amortizable intangible assets is as follows:
For the year ended December 31, 2007	$3,987
For the year ended December 31, 2008	3,855
For the year ended December 31, 2009	3,610
For the year ended December 31, 2010	3,534
For the year ended December 31, 2011	3,438

Total amortization expense for intangible assets was $2,477, $3,070 and $4,080 for the years ended December 31, 2004, 2005 and 2006, respectively.

6.     PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Year Ended December 31,
	2005	2006
Landfill site costs	$486,303	$516,490
Rolling stock	194,199	216,941
Land, buildings and improvements	83,852	91,625
Containers	95,210	112,491
Machinery and equipment	89,365	105,955
Construction in progress	3,784	10,114
	952,713	1,053,616
Less accumulated depreciation and depletion	(252,205)	(317,188)
	$700,508	$736,428

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The Company’s landfill depletion expense for the years ended December 31, 2004, 2005 and 2006 was $15,300, $16,844 and $18,854, respectively.

7.     OTHER ASSETS, NET

Other assets, net, consist of the following:

	Year Ended December 31,
	2005	2006
Deferred financing costs	$8,654	$9,028
Investment in unconsolidated entity	5,300	5,300
Landfill closure receivable	6,774	3,473
Deposits	927	869
Unrealized interest-rate swap gains	2,328	2,493
Other	2,781	3,655
	$26,764	$24,818

8. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	Year Ended December 31,
	2005	2006

Insurance claims	$21,086	$28,686
Payroll and payroll-related	10,620	14,389
Interest payable	2,615	2,797
Acquisition-related	1,613	2,522
Income taxes payable	3,873	2,933
Other	4,715	6,483
	$44,522	$57,810

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

9. LONG-TERM DEBT

Long-term debt consists of the following:

	Year Ended December 31,
	2005	2006
Revolver under Credit Facility	$367,000	$400,000
2026 Senior Convertible Notes	-	200,000
2022 Floating Rate Convertible Subordinated Notes	175,000	-
2001 Wasco Bonds	12,165	11,740
California Tax-Exempt Bonds	24,045	20,090
Notes payable to sellers in connection with acquisitions, uncollateralized, bearing interest at 5.5% to 7.5%, principal and interest payments due periodically with due dates ranging from 2010 to 2036	7,849	4,867
Notes payable to third parties, collateralized by substantially all assets of certain subsidiaries of the Company, bearing interest at 5.1% to 11.0%, principal and interest payments due periodically with due dates ranging from 2007 to 2010	10,903	7,495
	596,962	644,192
Less - current portion	(10,858)	(6,884)
	$586,104	$637,308

Credit Facility

The Company has a senior revolving credit facility with a syndicate of banks for which Bank of America, N.A. acts as agent. The maximum borrowings available under the credit facility, were $650,000 and $750,000 as of December 31, 2005 and 2006, respectively. There is no maximum amount of standby letters of credit that can be issued; however, the issuance of standby letters of credit reduces the amount of total borrowings available. As of December 31, 2005, $367,000 was outstanding under the credit facility, exclusive of outstanding standby letters of credit of $55,736. As of December 31, 2006, $400,000 was outstanding under the credit facility, exclusive of outstanding standby letters of credit of $59,144. The credit facility matures in January 2012.

The borrowings under the credit facility bear interest, at the Company’s option, at either the base rate plus the applicable base rate margin (7.3% and 8.25% at December 31, 2005 and 2006, respectively) on base rate loans, or the Eurodollar rate plus the applicable Eurodollar margin (approximately 5.4 % and 6.2% at December 31, 2005 and 2006, respectively) on Eurodollar loans. The applicable margins under the credit facility vary depending on the Company’s leverage ratio, as defined in the credit agreement. As of December 31, 2005, these margins ranged from 0.875% to 2.00% for Eurodollar loans and up to 0.50% for base rate loans. As of December 31, 2006, these margins ranged from 0.75% to 1.375% for Eurodollar loans and 0.00% for base rate loans.

The credit facility requires the Company to pay an annual commitment fee on the unused portion of the facility. The commitment fee ranged from 0.20% to 0.50% as of December 31, 2005, and from 0.15% to 0.25% as of December 31, 2006.

The Company is able to increase the maximum borrowings under the credit facility to $1,000,000, provided that no event of default, as defined, has occurred, although no existing lender has any obligation to increase its commitment.

Virtually all of the Company’s assets, including its interests in the equity securities of its subsidiaries, collateralize its obligations under the credit facility. The credit facility contains customary representations and warranties and places certain business, financial and operating restrictions on the Company relating to, among other things, indebtedness, liens and other encumbrances, investments, mergers and acquisitions, asset sales, sale and leaseback transactions, and dividends, distributions and redemptions of capital stock. The credit agreement requires that the Company maintain specified financial ratios and balances, and obtain the lenders' approval of acquisitions in certain circumstances. As of December 31, 2005 and 2006, the Company was in compliance with all applicable covenants in the credit facility.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5.5% Convertible Subordinated Notes Due 2006

In April 2001, the Company issued 5.5% Convertible Subordinated Notes due April 2006 (the “2006 Notes”) with an aggregate principal amount of $150,000 in an offering pursuant to Rule 144A of the Securities Act of 1933, as amended. The 2006 Notes were uncollateralized, ranked junior to existing and future senior indebtedness, as defined in the indenture governing the notes, and were convertible at any time at the option of the holder into common stock at a conversion price of $25.35 per share. The notes were callable by the Company beginning April 2004 at an early call premium of 102.2%. In April 2004, the Company redeemed its 2006 Notes. Holders of the notes chose to convert a total of $123,648 principal amount of the notes into 4,876,968 shares of Waste Connections common stock at a price of approximately $25.35 per share, or approximately 39.443 shares per $1 principal amount of notes, plus cash in lieu of fractional shares. The Company redeemed the balance of $26,352 principal amount of the notes with proceeds from its credit facility at a redemption price of $1.022 per $1 principal amount of the notes. All holders of the notes also received accrued interest of $0.0275 per $1 principal amount of notes. As a result of the redemption, the Company recognized $1,478 of pre-tax expense ($1,125 net of taxes) in April 2004.

Floating Rate Convertible Subordinated Notes due 2022

In 2002, the Company issued Floating Rate Convertible Subordinated Notes due 2022 (the “2022 Notes”) with an aggregate principal amount of $175,000 in an offering pursuant to Rule 144A of the Securities Act of 1933, as amended. The 2022 Notes were uncollateralized and ranked junior to all existing and future senior indebtedness, as defined in the indenture governing the 2022 Notes. The 2022 Notes bore interest at the 3-month LIBOR rate plus 50 basis points, payable quarterly (4.8%, as of December 31, 2005). The 2022 Notes required (subject to certain exceptions) payment of the principal value in cash and net share settle of the conversion value in excess of the principal value of the notes upon conversion and contained dividend protection provisions.

In April 2006, the Company called for redemption the $175,000 aggregate principal amount of its 2022 Notes, the redemption to occur on May 8 and June 5, 2006. Holders of the 2022 Notes had the right to convert their notes at any time prior to the end of the day that was two business days preceding the applicable redemption date. The Company paid approximately $175,000 in cash and issued 961,175 shares of its common stock in connection with the conversion and redemption. The Company funded the conversion and redemption with borrowings under its senior revolving credit facility. Additionally, the Company recorded a non-cash, pre-tax charge of $4,185 ($2,637 net of taxes) in other income (expense) for the write-off of unamortized debt issuance costs associated with the full $175,000 aggregate principal amount of the notes called for redemption.

Senior Convertible Notes due 2026

On March 20, 2006, the Company completed its offering of $200,000 aggregate principal amount of its 3.75% Convertible Senior Notes due 2026 (“2026 Notes”) in an offering pursuant to Rule 144A of the Securities Act of 1933, as amended. The terms and conditions of the 2026 Notes are set forth in the Indenture, dated as of March 20, 2006, between the Company and U.S. Bank National Association, as trustee. The 2026 Notes rank equally in right of payment to all of the Company’s other existing and future senior uncollateralized and unsubordinated indebtedness. The 2026 Notes rank senior in right of payment to all of the Company’s existing and future subordinated indebtedness and are subordinated in right of payment to the Company’s collateralized obligations to the extent of the assets collateralizing such obligations. The 2026 Notes bear interest at 3.75% per annum payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2006, until the maturity date of April 1, 2026. The Company’s obligations under the 2026 Notes are not guaranteed by any third party.

The 2026 Notes are convertible into cash and, if applicable, shares of common stock based on an initial conversion rate of 19.6078 shares of common stock per $1 principal amount of 2026 Notes (which is equal to an initial conversion price of approximately $51.00 per share), subject to adjustment, and only under certain circumstances. Upon a surrender of the 2026 notes for conversion, the Company will deliver cash equal to the lesser of the aggregate principal amount of notes to be converted and its total conversion obligation. The Company will deliver shares of its common stock in respect of the remainder, if any, of its conversion obligation. The holders of the 2026 Notes who convert their notes in connection with a change in control (as defined in the Indenture) may be entitled to a make-whole premium in the form of an increase in the conversion rate.

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

Beginning on April 1, 2010, the Company may redeem in cash all or part of the 2026 Notes at a price equal to 100% of the principal amount plus accrued and unpaid interest, including additional interest, if any, and, if redeemed prior to April 1, 2011, an interest make-whole payment. The holders of the 2026 Notes have the ability to require the Company to repurchase all or a part of the 2026 Notes in cash on each of April 1, 2011, 2016 and 2021, and in the event of a change of control of the Company, at a purchase price of 100% of the principal amount of the 2026 Notes plus any accrued and unpaid interest, including additional interest, if any. The Company is amortizing the $5,534 debt issuance costs over a five-year term through the first put date, or April 1, 2011.

Wasco Bond

In December 1999, the Company completed a $13,600 tax-exempt bond financing for its Wasco subsidiary (the “Wasco Bond”). These funds were used for the acquisition, construction, furnishing, equipping and improving of a landfill located in Wasco County, Oregon (the “Landfill Project”). In March 2001, the Company refinanced the Wasco Bond by completing $13,600 of tax-exempt revenue bond financing through the issuance of three bonds (the “2001 Wasco Bonds”). The 2001 Wasco Bonds consist of $1,040 of 6.5% term bonds which were paid March 1, 2004, $4,085 of 7.0% term bonds due March 1, 2012 and $8,475 of 7.25% term bonds due March 1, 2021. On an annual basis, the Company is required to remit principal payments. The principal payment requirements in 2005 and 2006 were $395 and $425, respectively. The total future principal payment requirements are as follows: $455 in 2007, $485 in 2008, $525 in 2009, $560 in 2010, $600 in 2011, and $9,115 thereafter.

California Tax-Exempt Bonds

In June 1998, the Company completed a $1,800 tax-exempt bond financing for its Madera subsidiary (the “Madera Bond”). These funds were used for specified capital expenditures and improvements, including installation of a landfill gas recovery system. The bonds mature on May 1, 2016 and bear interest at variable rates based on market conditions for California tax-exempt bonds (approximately 3.6% and 3.9% at December 31, 2005 and 2006, respectively). The bonds are backed by a letter of credit issued by Bank of America under the senior revolving credit facility for $1,829.

In July 1998 and May 1999, Cold Canyon Landfill, Inc. and South County Sanitary Service, Inc., wholly-owned subsidiaries of the Company acquired in 2002, received a total of $9,490 from the issuance of tax-exempt bond financing (the “Cold Canyon and South County Bonds”) through the California Pollution Control Financing Authority. These funds were used for specified capital expenditures and improvements. The outstanding balance of the South County Bond was $1,300 and $0 at December 31, 2005 and 2006, respectively. The outstanding balance of the Cold Canyon Bond was $5,845 at December 31, 2005 and 2006, respectively, with scheduled principal maturity of $5,845 in July 2008. The Cold Canyon Bond bears interest at variable rates based on market conditions for California tax-exempt bonds (approximately 3.6% and 3.9% at December 31, 2005 and 2006, respectively) and is backed by a letter of credit issued by Bank of America under the senior revolving credit facility for $5,931.

In June 1999, GreenWaste of Tehama, a wholly-owned subsidiary of the Company acquired in 2003, received a total of $3,435 from the issuance of tax-exempt bond financing (the “Tehama Bond”) through California Pollution Control Financing Authority. These funds were used to finance improvements to and expansion of certain solid waste disposal facilities. The outstanding balance of the Tehama Bond was $1,175 and $700 at December 31, 2005 and 2006, respectively. The Tehama Bond matures on June 1, 2014 and bears interest at variable rates based on market conditions for California tax-exempt bonds (approximately 3.6% and 3.9% at December 31, 2005 and 2006, respectively), and is backed by a letter of credit issued by Bank of America under the senior revolving credit facility for $720. On an annual basis, the Company is required to remit principal payments. The principal payment requirements in 2005 and 2006 were $455 and $475, respectively. The total future principal payment requirements are as follows: $60 in 2007, $60 in 2008, $65 in 2009, $70 in 2010, $75 in 2011, and $370 thereafter.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

In August 1997 and October 2001, GreenTeam of San Jose, a wholly-owned subsidiary of the Company acquired in 2003, received a total of $18,040 from the issuance of tax-exempt bond financing (the “San Jose Bonds”) through California Pollution Control Financing Authority. These funds were used for specified capital expenditures and improvements. The outstanding balance of the San Jose Bonds was $13,925 and $11,745 at December 31, 2005 and 2006, respectively. The San Jose Bonds mature on August 1, 2012 and September 1, 2016 and bear interest at variable rates based on market conditions for California tax-exempt bonds (approximately 3.6% and 3.9% at December 31, 2005 and 2006, respectively) and are backed by a letter of credit issued by Bank of America under the senior revolving credit facility for $12,013. On an annual basis, the Company is required to remit principal payments. The principal payment requirements in 2005 and 2006 were $1,185 and $2,180, respectively. The total future principal payment requirements are as follows: $2,305 in 2007, $2,420 in 2008, $2,545 in 2009, $850 in 2010, $885 in 2011, and $2,740 thereafter.

The Company has a total of $20,090 of tax-exempt bonds at December 31, 2006 that mature through 2016 that are remarketed weekly by a remarketing agent to effectively maintain a variable yield. If the remarketing agent is unable to remarket the bonds, then the remarketing agent can put the bonds to the Company. The Company has obtained standby letters of credit, issued under its senior revolving credit facility, to guarantee repayment of the bonds in this event. The Company classified these borrowings as long-term at December 31, 2006 because the borrowings are supported by standby letters of credit issued under the Company’s senior revolving credit facility which is long-term.

As of December 31, 2006, aggregate contractual future principal payments by calendar year on long-term debt are due as follows:

2007	$6,884
2008	12,667
2009	5,395
2010	1,771
2011	201,860
Thereafter	415,615
$644,192

10. COMMITMENTS AND CONTINGENCIES

COMMITMENTS

Leases

The Company leases its facilities and certain equipment under non-cancelable operating leases for periods ranging from one to 20 years, with renewal options for certain leases. The Company’s total rent expense under operating leases during the years ended December 31, 2004, 2005 and 2006 was $5,641, $7,422 and $8,137, respectively.

As of December 31, 2006, future minimum lease payments under these leases, by calendar year, are as follows:

2007	$6,222
2008	5,410
2009	4,599
2010	4,227
2011	3,919
Thereafter	22,735
$47,112

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

At December 31, 2005 and 2006, the Company had provided customers and various regulatory authorities with surety bonds in the aggregate amount of approximately $80,447 and $96,862, respectively, to secure its landfill final capping, closure and post-closure requirements and $45,646 and $56,876, respectively, to secure performance under collection contracts and landfill operating agreements.

In 2003, the Company paid $5,300 to acquire a 9.9% interest in a company that, among other activities, issues financial surety bonds to secure final capping, landfill closure and post-closure obligations for companies operating in the solid waste industry. The Company accounts for this investment under the cost method of accounting. There have been no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. This investee company had written final capping, landfill closure and post-closure financial surety bonds for the Company, of which $66,327 and $79,405 were outstanding as of December 31, 2005 and 2006, respectively. The Company’s reimbursement obligations under these bonds are secured by a pledge of its stock in the investee company.

Put Option

The minority interests holders of a majority-owned subsidiary of the Company have a currently exercisable put option to require the Company to complete the acquisition of this majority-owned subsidiary by purchasing their minority ownership interests for fair market value. The put option calculates the fair market value of the subsidiary based on its current operating income before depreciation and amortization, as defined in the put option agreement. The put option does not have a stated termination date. At December 31, 2006, the minority interests holders’ pro rata share of the subsidiary’s fair market value is estimated to be worth between approximately $82,000 and $97,000. Because the put is calculated at fair market value, no amounts have been accrued relative to the put option.

CONTINGENCIES

Environmental Risks

The Company is subject to liability for any environmental damage that its solid waste facilities may cause to neighboring landowners or residents, particularly as a result of the contamination of soil, groundwater or surface water, and especially drinking water, including damage resulting from conditions existing prior to the acquisition of such facilities by the Company. The Company may also be subject to liability for any off-site environmental contamination caused by pollutants or hazardous substances whose transportation, treatment or disposal was arranged by the Company or its predecessors. Any substantial liability for environmental damage incurred by the Company could have a material adverse effect on the Company’s financial condition, results of operations or cash flows. As of December 31, 2006, the Company is not aware of any significant environmental liabilities.

Legal Proceedings

The Company’s subsidiary, High Desert Solid Waste Facility, Inc. (formerly known as Rhino Solid Waste, Inc.), owns undeveloped property in Chaparral, New Mexico, for which it sought a permit to operate a municipal solid waste landfill. After a public hearing, the New Mexico Environment Department approved the permit for the facility on January 30, 2002. Colonias Development Council, or CDC, a nonprofit organization, opposed the permit at the public hearing and appealed the Department’s decision to the courts of New Mexico, primarily on the grounds that the Department failed to consider the social impact of the landfill on the community of Chaparral, and failed to consider regional planning issues. On July 18, 2005, in Colonias Dev. Council v. Rhino

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Envtl. Servs., Inc. (In re Rhino Envtl. Servs.), 2005 NMSC 24, 117 P.3d 939, the New Mexico Supreme Court remanded the matter back to the Department to conduct a limited public hearing on certain evidence that CDC claims was wrongfully excluded from consideration by the hearing officer, and to allow the Department to reconsider the evidence already proffered concerning the impact of the landfill on the surrounding community’s quality of life. The hearing is scheduled for April 2007, though the Company is seeking an extension. At December 31, 2006, the Company had $8,484 of capitalized expenditures related to this landfill development project. If the Company is not ultimately issued a permit to operate the landfill, the Company will be required to expense in a future period the $8,484 of capitalized expenditures, less the recoverable value of the undeveloped property and other amounts recovered, which would likely have a material adverse effect on the Company’s reported income for that period.

The Company opened a municipal solid waste landfill in Harper County, Kansas in January 2006, following the issuance by the Kansas Department of Health and Environment (“KDHE”) of a final permit to operate the landfill. This landfill has been opposed by a citizens’ group calling itself “Tri-County Concerned Citizens” and others. On October 3, 2005, landfill opponents filed a suit (Board of Commissioners of Sumner County, Kansas, Tri-County Concerned Citizens and Dalton Holland v. Roderick Bremby, Secretary of the Kansas Department of Health and Environment, et al.) in the District Court of Shawnee County, Kansas (Case No. 05-C-1264), seeking a judicial review of the order, alleging that a site analysis prepared for the Company and submitted to the KDHE as part of the process leading to the issuance of the permit was deficient in several respects. The action sought to stay the effectiveness of the permit and to nullify it. The Company intervened in this case. On April 7, 2006, the District Court issued an order denying the plaintiffs’ request for judicial review on the grounds that they lack standing to bring the action. The plaintiffs have appealed this decision to the Kansas Court of Appeals. While the Company believes that it will prevail in this case, a final adverse determination with respect to the permit would likely have a material adverse effect on the Company’s reported income in the future.

Resourceful Environmental Services, Inc. (“RES”) filed a complaint alleging that Waste Connections, Inc. and Waste Connections of Mississippi, LLC misrepresented their intention concerning the potential purchase of RES (Resourceful Environmental Services, Inc. v. Waste Connections, et al., filed on December 31, 2002 in the Circuit Court of Tippah County, Mississippi, Case No. T-02-308). The Company considered acquiring RES in 2002 but ultimately decided not to. RES’s complaint alleges misrepresentation and conspiracy based on alleged oral assurances that the acquisition would go forward. A trial is scheduled for June 4, 2007. Plaintiff is seeking compensatory damages of $400, and punitive damages of $50,000. The Company believes that this case is without merit. The Company has not established a reserve for this case, and it has no insurance coverage in the event of recovery by the plaintiff. An adverse determination in this case, coupled with a significant damage award to the plaintiff, could have an adverse effect on the Company’s reported income in the period incurred.

On August 24, 2006, a purported shareholder derivative complaint was filed in the Superior Court of California, County of Sacramento, naming certain of the Company’s current and former directors and officers as defendants, and naming the Company as a nominal defendant.  The plaintiff in this suit purported to be one of the Company’s stockholders who sought to bring claims on behalf of the Company against the defendants.  The suit, captioned Banister v. Mittelstaedt, et al., alleged breach of fiduciary duty and related claims based on alleged wrongdoing in connection with the timing of certain stock option grants.  The complaint sought to recover unspecified damages and other relief on behalf of the Company, as well as payment of costs and attorneys fees.  On October 25, 2006, a second purported shareholder derivative complaint was filed, naming the Company as a nominal defendant.  The suit, captioned Travis v. Mittelstaedt, et al. and filed in the United States District Court for the Eastern District of California, alleges violations of various federal and California securities laws, breach of fiduciary duty, and related claims in connection with the timing of certain stock option grants.  On October 30, 2006, the Company was served with a third purported shareholder derivative complaint, naming the Company as a nominal defendant.  The suit, captioned Nichols v. Mittelstaedt et al. and filed in the Superior Court of California, County of Sacramento, contains allegations substantially similar to the earlier suits. On October 30, 2006, a fourth purported shareholder derivative suit, captioned Pierce v. Mittelstaedt et al., was filed in the Superior Court of California, County of Sacramento. This suit contained allegations substantially similar to the earlier suits.  The Company is informed that the plaintiffs in the Banister and Pierce cases are in the process of voluntarily dismissing their state court suits. On January 30, 2007, these same plaintiffs filed a purported derivative action in the same federal court as the Travis case. This case is captioned Pierce and Banister v. Mittelstaedt et al., and is substantively identical to the Travis case but also alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. As is typical in this type of litigation, additional suits containing substantially similar allegations may be filed in the future.  The Company has completed a review of its historical stock option granting practices, including all option grants since the Company's initial public offering in May 1998, and reported the results of the review to the Audit Committee of the Company’s Board of Directors.  The review identified a small number of immaterial exceptions to non-cash compensation expense attributable to administrative and clerical errors.  These exceptions are not material to the current and historical financial statements of the Company, and the Audit Committee concluded that no further action was necessary. As with any litigation proceeding, the Company cannot predict with certainty the eventual outcome of this pending litigation.

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

In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business. Except as noted in the legal cases described above, as of December 31, 2006, there is no current proceeding or litigation involving the Company that the Company believes will have a material adverse impact on its business, financial condition, results of operations or cash flows.

Guarantees

The Company has guaranteed the tax-exempt bonds for its Wasco subsidiary. If this subsidiary fails to meet its obligations associated with tax-exempt bonds as they come due, the Company will be required to perform under the related guarantee agreement. No additional liability has been recorded for these guarantees because the underlying obligations are reflected in the Company’s consolidated balance sheets. See Note 9 for information on the Wasco tax-exempt bond balances and maturities.

Employees

At December 31, 2006, the Company employed 4,310 full-time employees, of which 318, or approximately 7% of its workforce, are employed under collective bargaining agreements primarily with the Teamsters Union. These employees are subject to labor agreements that are subject to renegotiation periodically. The Company has 38 employees, or approximately 1% of its workforce, who work under collective bargaining agreements that are set to expire in 2007. The Company does not expect any significant disruption in its business in 2007 as a result of labor negotiations, employee strikes or organizational efforts.

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

Share Repurchase Program

The Company’s Board of Directors has authorized a common stock repurchase program for the repurchase of up to $500,000 of common stock through December 31, 2008. Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management's discretion. The timing and amounts of any repurchases will depend on many factors, including the Company's capital structure, the market price of the common stock and overall market conditions. As of December 31, 2006, the Company had repurchased 8,443,805 shares of its common stock at a cost of $286,987, of which $278,059 was purchased under the approved program. As of December 31, 2006, the remaining maximum dollar value of shares available for purchase under the program was $221,941.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Common Stock

Of the 54,489,303 shares of common stock authorized but unissued as of December 31, 2006, the following shares were reserved for issuance:

Stock option plans	6,765,447
2026 Convertible Senior Notes	3,921,569
Consultant Incentive Plan	202,865
Stock purchase warrants	7,449
2002 Restricted stock plan	50,582
10,947,912

Restricted Stock and Stock Options

During 2002, the Company’s Board of Directors adopted the 2002 Restricted Stock Plan in which selected employees, other than officers and directors, may participate. Restricted stock awards under the 2002 Restricted Stock Plan may or may not require a cash payment from a participant to whom an award is made. The awards become free of the stated restrictions over periods determined at the date of the grant, subject to continuing employment, the achievement of particular performance goals and/or the satisfaction of certain vesting provisions applicable to each award of shares. The Board of Directors authorizes the grant of any stock awards and determines the employees to whom shares are awarded, number of shares to be awarded, award period and other terms and conditions of the awards. Unvested shares of restricted stock may be forfeited and revert to the Company if a plan participant resigns from the Company and its subsidiaries, is terminated for cause or violates the terms of any noncompetition or nonsolicitation agreements to which that plan participant is bound (if such plan participant has been terminated without cause). A total of 142,500 shares of the Company’s common stock were reserved for issuance under the 2002 Restricted Stock Plan. As of December 31, 2006, 19,833 shares of common stock were available for future grants of restricted stock under the 2002 Restricted Stock Plan. The fair value of restricted stock for the years ending December 31, 2004, 2005 and 2006 was determined based on the number of shares granted and the quoted price of the Company’s common stock.

The following table summarizes activity for the 2002 Restricted Stock Plan:

	Year Ended December 31,
	2004	2005	2006
Restricted shares issued	89,927	10,750	-
Weighted average grant-date fair value of shares issued	$24.93	$33.01	$-
Total fair value of restricted shares issued	$2,242	$355	$-
Restricted shares becoming free of restrictions	7,394	25,983	30,897
Weighted average restriction period (in years)	3.0	3.0	-

In 1997, the Company’s Board of Directors adopted the 1997 Stock Option Plan in which all officers, employees, directors and consultants may participate. Options granted under the 1997 Stock Option Plan may either be incentive stock options or nonqualified stock options, generally have a term of 10 years from the date of grant, and will vest over periods determined at the date of grant. The exercise prices of the options are determined by the Company’s Board of Directors and, in the case of incentive stock options, will be at least 100% or 110% of the fair market value of the Company’s common stock on the date of grant as provided for in the 1997 Stock Option Plan. The 1997 Stock Option Plan provides for the reservation of common stock for issuance thereunder equal to 5,250,000 shares. As of December 31, 2006, options for 53,746  shares of common stock were available for future grants under the 1997 Stock Option Plan.

In 2002, the Company’s Board of Directors authorized two additional equity-based compensation plans: the 2002 Stock Option Plan and 2002 Senior Management Equity Incentive Plan. A total of 3,750,000 shares of the Company’s common stock were reserved for future issuance under the 2002 Stock Option Plan. Participation in the 2002 Stock Option Plan is limited to consultants and employees, other than officers and directors. Options granted under the 2002 Stock Option Plan are nonqualified stock options and

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

have a term of no longer than 10 years from the date they are granted. Options generally become exercisable in installments pursuant to a vesting schedule set forth in each option agreement. The Board of Directors authorizes the granting of options and determines the employees and consultants to whom options are to be granted, the number of shares subject to each option, the exercise price, option term, vesting schedule and other terms and conditions of the options. A total of 4,500,000 shares of the Company’s common stock were reserved for future issuance under the 2002 Senior Management Equity Incentive Plan. The Company’s stockholders approved the 2002 Senior Management Equity Incentive Plan on May 16, 2002. Participation in the 2002 Senior Management Equity Incentive Plan is limited to officers and directors of the Company and its subsidiaries. Options granted under the 2002 Senior Management Equity Incentive Plan may be either incentive stock options or nonqualified stock options and have a term of no longer than 10 years from the date they are granted. Options generally become exercisable in installments pursuant to a vesting schedule set forth in each option agreement. The Board of Directors authorizes the granting of options and determines the officers and directors to whom options are to be granted, the number of shares subject to each option, the exercise price, option term, vesting schedule and other terms and conditions of the options. In the case of incentive stock options, the exercise price will be at least 100% or 110% of the fair market value of the Company’s common stock on the date of grant as provided for in the 2002 Senior Management Equity Incentive Plan. As of December 31, 2006, options for 82,920 and 1,059,110 shares of common stock were available for future grants under the 2002 Stock Option Plan and 2002 Senior Management Equity Incentive Plan, respectively.

In 2004, the Company’s Board of Directors authorized the 2004 Equity Incentive Plan. On May 25, 2006, the stockholders of the Company approved the Second Amended and Restated 2004 Equity Incentive Plan. A total of 1,850,000 shares of the Company’s common stock are reserved for future issuance under the 2004 Equity Incentive Plan, all of which may be used for grants of stock options, restricted stock, and/or restricted stock units. Participation in the 2004 Equity Incentive Plan is limited to consultants and employees, including officers and directors. Options granted under the 2004 Equity Incentive Plan are nonqualified stock options and have a term of no longer than five years from the date they are granted. Restricted stock, restricted stock units, and options generally vest in installments pursuant to a vesting schedule set forth in each option or restricted stock or unit agreement. The Board of Directors authorizes the granting of options, restricted stock and restricted stock units, and determines the employees and consultants to whom options, restricted stock, and restricted stock units are to be granted, the number of shares subject to each option, restricted stock, or restricted stock unit, the exercise price, term, vesting schedule and other terms and conditions of the options, restricted stock, or restricted stock units. The exercise prices of the options shall not be less than the fair market value of the Company’s common stock on the date of grant. Restricted stock awards under the plan may or may not require a cash payment from a participant to whom an award is made; restricted stock unit awards under the plan do not require any cash payment from the participant to whom an award is made. The fair value of restricted stock units granted during the years ending December 31, 2004, 2005 and 2006 was determined based on the number of stock units granted and the quoted price of the Company’s common stock. As of December 31, 2006, 788,125 shares of common stock were available to be issued pursuant to future awards granted under the 2004 Equity Incentive Plan.

The following table summarizes restricted stock units activity for the 2004 Equity Incentive Plan:

	Year Ended December 31,
	2004	2005	2006
Restricted stock units issued	-	43,500	328,000
Weighted average grant-date fair value of restricted stock units issued	$-	$35.70	$35.05
Total fair value of restricted stock units issued	$-	$1,553	$11,496
Restricted stock units becoming free of restrictions	-	3,940	6,855
Weighted average restriction period (in years)	-	5.7	4.6

On October 27, 2005, the Company’s Board of Directors accelerated the vesting of outstanding options previously awarded to employees. As a result of the accelerated vesting of stock options in advance of the effective date of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share Based Payment,” the Company incurred a non-cash charge of approximately $1,617 ($1,021 net of taxes), which was based upon the in-the-money value at the time of acceleration associated only with an estimated number of options that might have been forfeited unexercisable pursuant to their original terms, absent acceleration.

As of December 31, 2004, 2005 and 2006, a total of 1,226,284, 5,482,934 and 4,098,809 options to purchase common stock were exercisable under all stock option plans, respectively.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

A summary of the Company’s stock option activity and related information for the years ended December 31, 2004, 2005 and 2006 is presented below:

	Number of Shares (Options)	Weighted Average Exercise Price
Outstanding as of December 31, 2003	5,435,592	$18.86
Granted	2,351,454	25.06
Forfeited	(215,129)	21.55
Exercised	(2,112,621)	17.37
Outstanding as of December 31, 2004	5,459,296	22.01
Granted	1,670,125	33.11
Forfeited	(254,500)	24.58
Exercised	(1,391,987)	20.63
Outstanding as of December 31, 2005	5,482,934	25.62
Granted	345,600	34.81
Forfeited	(21,150)	34.96
Exercised	(1,374,375)	23.39
Outstanding as of December 31, 2006	4,433,009	26.99

The following table summarizes information about stock options outstanding as of December 31, 2006:

	Options Outstanding			Options Exercisable
Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
$ 7.00 to $14.00	16,000	$8.02	2.9	16,000	$8.02	2.9
$14.01 to $22.00	1,152,125	20.18	5.7	1,152,125	20.18	5.7
$22.01 to $30.00	1,501,199	24.84	7.0	1,501,199	24.84	7.0
$30.01 to $40.00	1,763,685	33.43	6.9	1,429,485	33.11	6.3
	4,433,009	26.99	6.6	4,098,809	26.35	6.4

The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2006 was $64,561 and $62,308, respectively.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

A summary of option activity under the foregoing stock option plans as of December 31, 2005, and changes during the year ending December 31, 2006, is presented below:

	Unvested Shares	Vested Shares	Total Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2005	-	5,482,934	5,482,934	$25.62
Granted	344,600	1,000	345,600	34.81
Forfeited	(10,400)	(10,750)	(21,150)	34.96
Exercised	-	(1,374,375)	(1,374,375)	23.39
Outstanding at December 31, 2006	334,200	4,098,809	4,433,009	26.99

The total intrinsic value of stock options exercised during the years ending December 31, 2004, 2005 and 2006 was $22,203, $20,116 and $20,299, respectively. The total fair value of stock options vested during the years ending December 31, 2004, 2005 and 2006 was $11,645, $35,300 and $8, respectively.

A summary of activity related to restricted stock and restricted stock units under the 2002 Restricted Stock Plan and the 2004 Equity Incentive Plan as of December 31, 2005, and changes during the year ending December 31, 2006, is presented below:

	Unvested Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2005	102,867	$36.29
Granted	328,000	35.05
Forfeited	(13,829)	35.25
Vested	(37,752)	36.64
Outstanding at December 31, 2006	379,286	35.22

Stock Purchase Warrants

In 2002, the Company’s Board of Directors authorized the 2002 Consultant Incentive Plan, under which warrants to purchase the Company’s common stock may be issued to certain consultants to the Company. Warrants awarded under the Consultant Incentive Plan are subject to a vesting schedule set forth in each warrant agreement. Historically, warrants issued have been fully vested and exercisable at the date of grant. The Board of Directors authorizes the issuance of warrants and determines the consultants to whom warrants are to be issued, the number of shares subject to each warrant, the purchase price, exercise date and period, warrant term and other terms and conditions of the warrants. The Board reserved 300,000 shares of the Company’s common stock for future issuance under the Consultant Incentive Plan. As of December 31, 2006, 173,302 shares of common stock were available for future grants of warrants under the 2002 Consultant Incentive Plan. The Company issued 48,685, 14,800 and 10,263 warrants under the Consultant Incentive Plan during the years ended December 31, 2004, 2005 and 2006, respectively.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

A summary of warrant activity as of December 31, 2005, and changes during the year ending December 31, 2006 is presented below:

	Warrants	Weighted-Average Exercise Price
Outstanding at December 31, 2005	61,099	$23.52
Granted	10,263	39.48
Forfeited	-	-
Exercised	(34,350)	22.79
Outstanding at December 31, 2006	37,012	28.62

The following table summarizes information about warrants outstanding as of December 31, 2005 and 2006:

			Fair Value of Warrants Issued	Outstanding at December 31,
Grant Date	Warrants Issued	Exercise Price		2005	2006
February 1998	300,000	$2.67	$954	9,999	6,699
Throughout 2002	96,915	17.35 to 24.67	577	750	750
Throughout 2003	61,500	19.47 to 24.55	173	750	750
Throughout 2004	43,050	23.25 to 27.37	223	34,800	3,750
Throughout 2005	14,800	29.62 to 37.87	136	14,800	14,800
Throughout 2006	10,263	34.10 to 41.20	115	-	10,263
				61,099	37,012

The warrants are exercisable when granted and expire between 2007 and 2011.

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

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

12.    COMPREHENSIVE INCOME

Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-stockholder sources. The components of other comprehensive income (loss) and related tax effects for the years ended December 31, 2004, 2005 and 2006 are as follows:

	Year Ended December 31, 2004
	Gross	Tax effect	Net of tax

Amounts reclassified into earnings	$649	$(240)	$409
Changes in fair value of interest rate swaps	3,289	(1,226)	2,063
	$3,938	$(1,466)	$2,472

	Year Ended December 31, 2005
	Gross	Tax effect	Net of tax
Amounts reclassified into earnings	$(1,904)	$708	$(1,196)
Changes in fair value of interest rate swaps	5,194	(1,916)	3,278
	$3,290	$(1,208)	$2,082

	Year Ended December 31, 2006
	Gross	Tax effect	Net of tax
Amounts reclassified into earnings	$(6,842)	$2,599	$(4,243)
Changes in fair value of interest rate swaps	3,955	(1,602)	2,353
	$(2,887)	$997	$(1,890)

The estimated net amount of the existing unrealized gains as of December 31, 2006 (based on the interest rate yield curve at that date) included in accumulated other comprehensive income expected to be reclassified into pre-tax earnings within the next 12 months is $2,490. The timing of actual amounts reclassified into earnings is dependent on future movements in interest rates.

13.    INCOME TAXES

The provision for income taxes before discontinued operations and the cumulative effect of the change in accounting principle for the years ended December 31, 2004, 2005 and 2006 consists of the following:

	Years Ended December 31,
	2004	2005	2006
Current:
Federal	$14,237	$45,676	$18,759
State	1,448	3,182	2,985
Deferred:
Federal	25,484	(761)	24,223
State	1,082	(31)	2,362
Provision before discontinued operations	$42,251	$48,066	$48,329

Discontinued operations	(351)	(343)	-
	$41,900	$47,723	$48,329

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Significant components of deferred income tax assets and liabilities are as follows as of December 31, 2005 and 2006:

	2005	2006
Deferred income tax assets:
Accounts receivable reserves	$1,046	$1,341
Accrued expenses	6,132	8,210
Self-insurance reserves	3,471	4,291
Net operating losses from acquired subsidiaries	946	298
Stock options	493	1,293
Other	1,384	-
Gross deferred income tax assets	13,472	15,433
Less: Valuation allowance	-	-
Net deferred income tax assets	13,472	15,433

Deferred income tax liabilities:
Amortization	(54,835)	(75,874)
Depreciation	(119,853)	(116,853)
Landfill closure/post-closure	-	(11,180)
Interest rate swap	(2,911)	(1,914)
Prepaid expenses	(4,386)	(4,990)
Other	(1,509)	(781)
Total deferred income tax liabilities	(183,494)	(211,592)
Net deferred income tax liability	$(170,022)	$(196,159)

In 2006, the Company received written approval from the Internal Revenue Service to exclude probable expansion airspace from its calculation of landfill final capping, closure and post-closure costs for tax purposes. As a result of this change, the Company’s deferred income tax liabilities increased by approximately $11,180 during 2006, and the Company recognized a current tax benefit of approximately $10,216, a majority of which was used to offset tax payment requirements during the year ended December 31, 2006.

During the years ended December 31, 2005 and 2006, the Company reduced its taxes payable by $7,338 and $7,728, respectively, as a result of the exercise of non-qualified stock options, the vesting of restricted stock and restricted stock units, and the disqualifying disposition of incentive stock options. These amounts were recorded in additional paid-in capital.

The Internal Revenue Service is auditing the Company’s consolidated tax return for the fiscal year 2004. Management believes that the tax liabilities recorded are adequate. However, a significant assessment in excess of liabilities recorded against the Company could have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The differences between the Company’s provision for income taxes as presented in the accompanying statements of operations and provision for income taxes computed at the federal statutory rate consist of the items shown in the following table as a percentage of pre-tax income:

	Years Ended December 31,
	2004	2005	2006
Income tax provision at the statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	1.2	1.3	2.9
Other	0.3	-	0.5
	36.5%	36.3%	38.4%

At December 31, 2006, the Company had approximately $774 of federal and state net operating loss (“NOL”) carryforwards. During each of the two years ended December 31, 2005 and 2006, the Company utilized $2,746 and $1,741 of net operating losses to reduce current tax expense by $1,016 and $661, respectively. At December 31, 2006, the federal and state NOL carryforwards have expiration dates through 2022. While the Company expects to realize the deferred tax assets, changes in estimates of future taxable income or in tax laws may alter this expectation.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

14.    NET INCOME PER SHARE INFORMATION

The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income per share for the years ended December 31, 2004, 2005 and 2006:

	Years Ended December 31,
	2004	2005	2006
Numerator:
Net income for basic earnings per share	$72,271	$83,943	$77,423
Interest expense on 2006 Convertible Subordinated Notes, net of tax effects	1,706	-	-
Net income for diluted earnings per share	$73,977	$83,943	$77,423
Denominator:
Basic shares outstanding	46,581,441	46,700,649	45,424,084
Dilutive effect of 2006 Convertible Subordinated Notes	1,706,874	-	-
Dilutive effect of 2022 Convertible Subordinated Notes	20,525	389,754	262,017
Dilutive effect of stock options and warrants	1,133,374	1,091,993	1,164,522
Dilutive effect of restricted stock	28,003	28,905	88,492
Diluted shares outstanding	49,470,217	48,211,301	46,939,115

The Company’s 2006  Notes were convertible at any time at the option of the holders into a total of 5,917,163 shares of common stock. These shares were included in the computation of diluted net income per share in the year ended December 31, 2004, until they were converted in April 2004 (see Note 9). The Company’s 2022 Notes were convertible, under certain circumstances, into a maximum of 5,424,668 shares of common stock until they were redeemed in May and June 2006 (see Note 9). The 2022 Notes required (subject to certain exceptions) payment of the principal value in cash and net share settle of the conversion value in excess of the principal value of the notes upon conversion. In accordance with EITF 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share, the Company has included the dilutive effect of the conversion value in excess of the principal value of the notes.

The Company’s 2026 Notes are convertible, under certain circumstances, into a maximum of 3,921,569 shares of common stock. The 2026 Notes require (subject to certain exceptions) payment of the principal value in cash and net share settle of the conversion value in excess of the principal value of the notes upon conversion. In accordance with EITF 04-8, these shares have not been included in the computation of diluted net income per share for the year ended December 31, 2006 because the conversion value was not in excess of the principal value of the notes. In addition, the conversion feature of the 2026 Notes meet all the requirements of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, to be accounted for as an equity interest and not as a derivative. Therefore, in the event the 2026 Notes become convertible, a holder electing to convert will receive a cash payment for the principal amount of the debt and net shares of the Company’s common stock equal to the value of the conversion spread, which the Company will account for as a debt repayment with no gain or loss, and the issuance of common stock will be recorded in stockholders’ equity.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Additionally, as of December 31, 2005 and 2006, the following stock options and warrants were not included in the computation of diluted net income per share because to do so would have been antidilutive:

	December 31, 2005		December 31, 2006
	Number of Shares	Exercise Price Range	Number of Shares	Exercise Price Range
Outstanding options	67,500	$34.87 to $38.06	8,000	$38.06 to $39.89
Outstanding warrants	3,500	$37.17 to $37.87	8,225	$38.73 to $41.20
	71,000		16,225

15.    EMPLOYEE BENEFIT PLANS

WCI has a voluntary savings and investment plan (the “WCI 401(k) Plan”). The WCI 401(k) Plan is available to all eligible, non-union employees of WCI. Under the WCI 401(k) Plan, WCI’s contributions were 50% of the first 5% of the participating employee’s base salary contributed in December 31, 2005 and 2006. The Murrey Companies, wholly-owned subsidiaries of the Company, have a voluntary savings and investment plan (the “Murrey 401(k) Plan”). The Murrey 401(k) Plan is available to all eligible, non-union employees of the Murrey Companies. Under the Murrey 401(k) Plan, the Murrey Companies’ contributions are at the discretion of management. During the years ended December 31, 2004, 2005 and 2006, total employer expenses, including employer contributions, for the WCI and Murrey 401(k) Plans was approximately $2,783, $3,203 and $3,497, respectively.

Effective for compensation paid on and after July 1, 2004, the Company established a Deferred Compensation Plan for eligible employees (the “Deferred Compensation Plan”). The Deferred Compensation Plan is a non-qualified deferred compensation program under which the eligible participants, including officers and certain employees who meet a minimum salary threshold, may voluntarily elect to defer up to 80% of their base salaries, up to 100% of their bonuses and commissions and 100% of income from restricted stock vesting. Members of the Company’s Board of Directors are eligible to participate in the Deferred Compensation Plan with respect to their Director fees. Although the Company periodically contributes the amount of its obligation under the plan to a trust on the benefit of the participants, the amounts of any compensation deferred under the Plan constitute an unsecured obligation of the Company to pay the participants in the future and, as such, are subject to the claims of other creditors in the event of insolvency proceedings. Participants may elect certain future distribution dates on which all or a portion of their accounts will be paid to them in cash, including in the case of a change in control of the Company. In addition to the amount of their contributions, the Company will pay participants a return based on the returns of various mutual funds or measurement funds selected by the participants. The measurement funds are used only to determine the amount of return the Company pays to participants and participant funds are not actually invested in the measurement fund. The total liability for deferred compensation at December 31, 2005 and 2006 was $898 and $1,577, respectively.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

16.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes the unaudited consolidated quarterly results of operations as reported for 2005:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$164,444	$180,265	$188,745	$188,445
Operating income	38,663	43,627	46,480	39,279
Income from continuing operations	19,560	21,786	24,475	18,701
Income (loss) on discontinued operations, net of tax	(201)	(378)	-	-
Net income	19,359	21,408	24,475	18,701
Basic income per common share:
Before discontinued operations	0.41	0.47	0.53	0.41
Net income per common share	0.41	0.46	0.53	0.41
Diluted income per common share:
Before discontinued operations	0.40	0.45	0.51	0.40
Net income per common share	0.40	0.44	0.51	0.40

The table above restates all periods presented for the effect of the discontinued operations in 2005 (see Note 3).

The following table summarizes the unaudited consolidated quarterly results of operations as reported for 2006:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$190,169	$206,970	$216,547	$210,668
Operating income	39,155	40,803	47,531	43,897
Income from continuing operations	15,723	19,200	21,873	20,627
Net income	15,723	19,200	21,873	20,627
Basic income per common share	0.34	0.43	0.48	0.45
Diluted income per common share	0.33	0.41	0.47	0.44

17.    SUBSEQUENT EVENT

On February 12, 2007, the Company announced that its Board of Directors has authorized a three-for-two split of its common stock, in the form of a 50% stock dividend, payable March 13, 2007, to stockholders of record as of February 27, 2007. To effect the three-for-two stock split, one additional share of the Company’s common stock will be issued on March 13, 2007 for every two shares of common stock held by stockholders of record as of the close of business on February 27, 2007. The Company’s stock will begin trading at the split-adjusted price on March 14, 2007. Fractional share amounts will be paid in cash based on the closing market price on the record date. The Company has not restated any share or per share amounts as a result of this stock split within this report.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The following table reflects the effect of the three-for-two stock split on basic and diluted earnings per common share for the years ending December 31, 2004, 2005 and 2006 (unaudited):

	Years Ended December 31,
	2004	2005	2006
Basic earning per common share:
Income from continuing operations	$1.05	$1.21	$1.14
Discontinued operations	(0.02)	(0.01)	-
Net income per common share	$1.03	$1.20	$1.14
Diluted earnings per common share:
Income from continuing operations	$1.01	$1.17	$1.10
Discontinued operations	(0.01)	(0.01)	-
Net income per common share	$1.00	$1.16	$1.10

Shares used in calculating basic income per common share	69,872,162	70,050,974	68,136,126
Shares used in calculating diluted income per common share	74,205,326	72,316,952	70,408,673

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2006, at the reasonable assurance level such that information required to be disclosed in our Exchange Act reports: (1) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our internal control over financial reporting as of December 31, 2006. In conducting our evaluation, we used the framework set forth in the report titled “Internal Control - Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in its report which appears in Item 8 of this Annual Report of Form 10-K.

Changes in Internal Control Over Financial Reporting

Based on an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, there has been no change to our internal control over financial reporting that occurred during the three month period ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth above in Part I under “Executive Officers of the Registrant” and in the paragraph below, the information required by Item 10 has been omitted from this report, and is incorporated by reference to the sections “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders, which we will file with the Commission pursuant to Regulation 14A within 120 days after the end of our 2006 fiscal year.

We have adopted a Code of Conduct and Ethics that applies to our officers, including our principal executive officer, principal financial officer, principal accounting officer and all other officers, directors and employees. We have also adopted Corporate Governance Guidelines to promote the effective functioning of our Board of Directors and its Committees, to promote the interests of stockholders and to ensure a common set of expectations concerning how the Board, its Committees and Management should perform their respective functions. Our Code of Conduct and Ethics and our Corporate Governance Guidelines are available on our website at http://www.wasteconnections.com as are the charters of our Board’s Audit, Nominating and Corporate Governance and Compensation Committees. Information on the website is not incorporated by reference to this report. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendments to, or waiver from, a provision of our Code of Conduct by posting such information on our website.

Stockholders may also obtain copies of the Corporate Governance documents discussed above by contacting the Secretary of Waste Connections at the address or phone number listed on the cover page of this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

Information required by Item 11 has been omitted from this report and is incorporated by reference to the section “Executive Compensation” in our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 has been omitted from this report and is incorporated by reference to the sections “Principal Stockholders” and “Equity Compensation Plan Information” in our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 has been omitted from this report and is incorporated by reference to the sections “Certain Relationships and Related Transactions” and “Election of Directors” in our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Item 14 has been omitted from this report and is incorporated by reference to the section “Appointment of Independent Registered Public Accounting Firm” in our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)	See Index to Consolidated Financial Statements on page 41. The following Financial Statement Schedule is filed herewith on page 87 and made a part of this Report:

Schedule II - Valuation and Qualifying Accounts

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

Date: February 13, 2007	Waste Connections, Inc. By: /s/ Ronald J. Mittelstaedt Ronald J. Mittelstaedt Chief Executive Officer and Chairman

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald J. Mittelstaedt	Chief Executive Officer and Chairman
Ronald J. Mittelstaedt	(principal executive officer)	February 13, 2007

/s/ Worthing F. Jackman	Executive Vice President and Chief Financial Officer
Worthing F. Jackman	(principal financial officer)	February 13, 2007

/s/ David G. Eddie	Vice President - Corporate Controller
David G. Eddie	(principal accounting officer)	February 13, 2007

/s/ Eugene V. Dupreau	Director and Regional Vice President - Western
Eugene V. Dupreau	Region	February 13, 2007

/s/ Michael W. Harlan
Michael W. Harlan	Director	February 13, 2007

/s/ William J. Razzouk
William J. Razzouk	Director	February 13, 2007

/s/ Robert H. Davis
Robert H. Davis	Director	February 13, 2007

WASTE CONNECTIONS, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2004, 2005 and 2006
(in thousands)

		Additions		Deductions (Write-offs, Net of Collections)
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts		Balance at End of Year
Allowance for Doubtful Accounts:
Year Ended December 31, 2004	$2,570	$2,930	$-	$(3,086)	$2,414
Year Ended December 31, 2005	2,414	3,220	-	(2,808)	2,826
Year Ended December 31, 2006	2,826	3,664	-	(3,001)	3,489

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the exhibit filed with the Registrant’s Form T-3 filed on June 16, 2004)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on July 22, 2004)

4.1	Form of Common Stock Certificate (incorporated by reference to the exhibit filed with the Registrant’s Form S-1/A filed on May 6, 1998)

4.2
Indenture between the Registrant, as Issuer, and U.S. Bank National Association, as Trustee, dated as of March 20, 2006 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on March 23, 2006)

4.3
Registration Rights Agreement between Registrant, and Citigroup Global Markets Inc. and Banc of America Securities LLC, dated as of March 20, 2006 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on March 23, 2006)

10.1 +	Employment Agreement between the Registrant and Eugene V. Dupreau, dated as of February 23, 1998 (incorporated by reference to the exhibit filed with the Registrant’s Form S-1 filed on March 16, 1998)

10.2 +	Form of Warrant Agreement (incorporated by reference to the exhibit filed with the Registrant’s Form S-1 filed on March 16, 1998)

10.3 +	Employment Agreement between the Registrant and James M. Little, dated as of September 13, 1999 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-K filed on March 13, 2000)

10.4 +	Employment Agreement between the Registrant and Jerri L. Hunt, dated as of October 25, 1999 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-K filed on March 13, 2000)

10.5 +
Second Amended Employment Agreement between the Registrant and Darrell Chambliss, dated as of June 1, 2000 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on November 14, 2000)

10.6 +	Second Amended and Restated 1997 Stock Option Plan (incorporated by reference to the exhibit filed with the Registrant’s Form S-8 filed on July 24, 2000)

10.7 +	Employment Agreement between the Registrant and Eric O. Hansen, dated as of January 1, 2001 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on May 3, 2005)

10.8 +	2002 Senior Management Equity Incentive Plan (incorporated by reference to the exhibit filed with the Registrant’s Form S-8 filed on February 21, 2002)

10.9 +	2002 Stock Option Plan (incorporated by reference to the exhibit filed with the Registrant’s Form S-8 filed on February 21, 2002)

10.10 +	Employment Agreement between the Registrant and Kenneth O. Rose, dated as of May 1, 2002 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on August 13, 2002)

Exhibit Number	Description of Exhibits

10.11 +	Employment Agreement between the Registrant and Robert D. Evans, dated as of May 10, 2002 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on August 13, 2002)

10.12 +	2002 Restricted Stock Plan (incorporated by reference to the exhibit filed with the Registrant’s Form S-8 filed on June 19, 2002)

10.13 +	Consultant Incentive Plan (incorporated by reference to the exhibit filed with the Registrant’s Form S-8 filed on January 8, 2003)

10.14 +
Employment Agreement between the Registrant and Worthing F. Jackman, dated as of April 11, 2003 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on August 13, 2003)

10.15 +	Nonqualified Deferred Compensation Plan, dated July 1, 2004 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on July 22, 2004)

10.16 +
Second Amended and Restated Employment Agreement between the Registrant and Steven Bouck, dated as of October 1, 2004 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on October 22, 2004)

10.17	Amended and Restated Revolving Credit and Term Loan Agreement, dated as of November 17, 2004 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-K filed on February 28, 2005)

10.18 +	Compensation Plan for Independent Directors, dated March 1, 2005 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on May 3, 2005)

10.19 +
Second Amended and Restated Employment Agreement between the Registrant and Ronald J. Mittelstaedt, dated as of March 1, 2004 (and as amended March 22, 2005) (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on May 3, 2005)

10.20
Amendment No. 1 to the Amended and Restated Revolving Credit and Term Loan Agreement, dated as of June 30, 2005 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on August 5, 2005)

10.21 +
First Amended and Restated Employment Agreement between the Registrant and David M. Hall, dated as of October 1, 2005 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on October 4, 2005)

10.22 +
First Amended and Restated Employment Agreement between the Registrant and David Eddie, dated as of October 1, 2005 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on October 4, 2005)

10.23
Amendment No. 2 to the Amended and Restated Revolving Credit and Term Loan Agreement, dated as of October 19, 2005 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on October 27, 2005)

10.24	Amended and Restated Revolving Credit and Term Loan Agreement, dated as of January 12, 2006 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on January 17, 2006)

10.25 +	Second Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on July 31, 2006)

Exhibit Number	Description of Exhibits

10.26 +	Form of Indemnification Agreement between the Registrant and each of its directors and officers (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on July 31, 2006)

10.27
First Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of November 16, 2006 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on November 21, 2006)

12.1 *	Statement regarding Computation of Ratios

21.1 *	Subsidiaries of the Registrant

23.1 *	Consent of Independent Registered Public Accounting Firm

23.2 *	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (see signature page of this Annual Report on Form 10-K)

31.1 *	Certification of Chief Executive Officer

31.2 *	Certification of Chief Financial Officer

32.1 *	Certificate of Chief Executive Officer and Chief Financial Officer

* Filed herewith.
+ Management contract or compensatory plan, contract or arrangement.