Form 10-Q
period 2007-03-31
WASTE CONNECTIONS INC/DE
filed 2007-04-24
CIK 1057058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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
As of April 16, 2007:    68,679,009 shares of common stock

WASTE CONNECTIONS, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	December 31, 2006	March 31, 2007
Current assets:
Cash and equivalents	$34,949	$21,264
Accounts receivable, net of allowance for doubtful accounts of $3,489 and $3,492 at December 31, 2006 and March 31, 2007, respectively	100,269	104,082
Deferred income taxes	9,373	9,494
Prepaid expenses and other current assets	15,642	17,383
Total current assets	160,233	152,223

Property and equipment, net	736,428	783,048
Goodwill	750,397	761,454
Intangible assets, net	86,098	85,764
Restricted assets	15,917	16,606
Other assets, net	24,818	22,196
	$1,773,891	$1,821,291
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53,010	$53,189
Accrued liabilities	57,810	64,806
Deferred revenue	32,161	36,228
Current portion of long-term debt and notes payable	6,884	7,098
Total current liabilities	149,865	161,321

Long-term debt and notes payable	637,308	636,463
Other long-term liabilities	16,712	26,890
Deferred income taxes	205,532	204,158
Total liabilities	1,009,417	1,028,832

Commitments and contingencies (Note 11)
Minority interests	27,992	28,480

Stockholders’ equity:
Preferred stock: $0.01 par value; 7,500,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.01 par value; 100,000,000 shares authorized; 68,266,038 and 68,556,329 shares issued and outstanding at December 31, 2006 and March 31, 2007, respectively	455	685
Additional paid-in capital	310,229	313,861
Retained earnings	422,731	447,782
Accumulated other comprehensive income	3,067	1,651
Total stockholders’ equity	736,482	763,979
	$1,773,891	$1,821,291

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share and per share amounts)

	Three months ended March 31,
	2006	2007
Revenues	$190,169	$218,951
Operating expenses:
Cost of operations	113,063	128,869
Selling, general and administrative	19,801	23,910
Depreciation and amortization	18,232	19,590
Loss (gain) on disposal of assets	(82)	160
Operating income	39,155	46,422

Interest expense	(7,494)	(7,818)
Other income (expense), net	(3,993)	51
Income before income taxes and minority interests	27,668	38,655

Minority interests	(2,711)	(2,840)
Income from continuing operations before income taxes	24,957	35,815
Income tax provision	(9,234)	(13,435)
Net income	$15,723	$22,380

Basic earnings per common share	$0.23	$0.33

Diluted earnings per common share	$0.22	$0.32

Shares used in calculating basic income per share	68,504,318	68,465,359
Shares used in calculating diluted income per share	71,385,714	70,583,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
Three months ended March 31, 2007
(Unaudited)
(In thousands, except share amounts)

		STOCKHOLDERS’ EQUITY
	Comprehensive Income	Common Stock Shares Amount		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balances at December 31, 2006		68,266,038	$455	$310,229	$3,067	$422,731	$736,482
Stock split		-	227	-	-	(227)	-
Vesting of restricted stock		100,310	1	(1)	-	-	-
Cancellation of unvested restricted stock		-	-	(1,402)	-	-	(1,402)
Stock-based compensation		-	-	1,663	-	-	1,663
Exercise of stock options and warrants		377,521	4	6,509	-	-	6,513
Excess tax benefit associated with equity-based compensation		-	-	2,260	-	-	2,260
Repurchase of common stock		(187,540)	(2)	(5,412)	-	-	(5,414)
Issuance of common stock warrants to consultants		-	-	15	-	-	15
Cumulative change from adoption of accounting policy		-	-	-	-	2,898	2,898
Amounts reclassified into earnings, net of taxes		-	-	-	(871)	-	(871)
Change in fair value of interest rate swaps, net of taxes		-	-	-	(545)	-	(545)
Net income	$22,380	-	-	-	-	22,380	22,380
Other comprehensive loss	(2,289)	-	-	-	-	-	-
Income tax effect of other comprehensive loss	873	-	-	-	-	-	-
Comprehensive income	$20,964	-	-	-	-	-	-
Balances at March 31, 2007		68,556,329	$685	$313,861	$1,651	$447,782	$763,979

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three months ended March 31,
	2006	2007
Cash flows from operating activities:
Net income	$15,723	$22,380
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on disposal of assets	(82)	160
Depreciation	17,248	18,558
Amortization of intangibles	984	1,032
Deferred income taxes, net of acquisitions	3,679	2,852
Minority interests	2,711	2,840
Amortization of debt issuance costs	4,763	482
Stock-based compensation	618	1,663
Interest income on restricted assets	(141)	(107)
Closure and post-closure accretion	149	253
Excess tax benefit associated with equity-based compensation	(3,353)	(2,260)
Net change in operating assets and liabilities, net of acquisitions	(4,443)	13,061
Net cash provided by operating activities	37,856	60,914

Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(3,755)	(35,860)
Capital expenditures for property and equipment	(19,966)	(36,147)
Proceeds from disposal of assets	171	215
Increase in restricted assets, net of interest income	(276)	(581)
Increase in other assets	(392)	(517)
Net cash used in investing activities	(24,218)	(72,890)

Cash flows from financing activities:
Proceeds from long-term debt	229,964	21,000
Principal payments on notes payable and long-term debt	(173,349)	(23,616)
Change in book overdraft	(1,683)	-
Proceeds from option and warrant exercises	17,361	6,513
Excess tax benefit associated with equity-based compensation	3,353	2,260
Distributions to minority interest holders	(2,058)	(2,352)
Payments for repurchase of common stock	(80,586)	(5,414)
Debt issuance costs	(6,307)	(100)
Net cash used in financing activities	(13,305)	(1,709)

Net increase (decrease) in cash and equivalents	333	(13,685)
Cash and equivalents at beginning of period	7,514	34,949
Cash and equivalents at end of period	$7,847	$21,264

Non-cash financing activity:
Liabilities assumed and notes payable issued to sellers of businesses acquired	$-	$5,999

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

1.	BASIS OF PRESENTATION AND SUMMARY

The accompanying condensed consolidated financial statements relate to Waste Connections, Inc. and its subsidiaries (“WCI” or the “Company”) as of March 31, 2007 and for the three month periods ended March 31, 2006 and 2007.  In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows and stockholders’ equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with U.S. generally accepted accounting principles.  The Company’s condensed consolidated balance sheet as of December 31, 2006 was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses.  Examples include accounting for landfills, self-insurance, deferred taxes, effective tax rate, allocation of acquisition purchase price and asset impairments.  Other areas that involve estimation are the amount of potential exposure the Company may have with respect to litigation, claims and assessments in accordance with SFAS No. 5, Accounting for Contingencies, and the potential outcome of future tax consequences of events that have been recognized in our financial statements or tax returns. Actual results and outcomes may differ from management’s estimates and assumptions.

Interim results are not necessarily indicative of results for a full year.  The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-K.

2.	NEW ACCOUNTING STANDARDS

FSP EITF 00-19-2.  In December 2006, the FASB issued FASB Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”), which provides guidance on the accounting for registration payment arrangements. FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies.  A registration payment arrangement is defined in FSP EITF 00-19-2 as an arrangement with both of the following characteristics:  (1) the arrangement specifies that the issuer will endeavor (a) to file a registration statement for the resale of specified financial instruments and/or for the resale of equity shares that are issuable upon exercise or conversion of specified financial instruments and for that registration statement to be declared effective by the Securities and Exchange Commission within a specified grace period, and/or (b) to maintain the effectiveness of the registration statement for a specified period of time (or in perpetuity); and (2) the arrangement requires the issuer to transfer consideration to the counterparty if the registration statement for the resale of the financial instrument or instruments subject to the arrangement is not declared effective or if effectiveness of the registration statement is not maintained.  FSP EITF 00-19-2 is effective for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006.  For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years.  The adoption of FSP EITF 00-19-2 on January 1, 2007 did not have a material impact on the Company’s financial position or results of operations.

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

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

SFAS 159.  In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”).  A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred.  SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company is currently evaluating the impact this statement will have on its financial position and results of operations.

3.	STOCK-BASED COMPENSATION

A summary of activity related to restricted stock and restricted stock units under the 2002 Restricted Stock Plan and the Second Amended and Restated 2004 Equity Incentive Plan at December 31, 2006, and changes during the three month period ended March 31, 2007, is presented below:

Unvested Shares
Outstanding at December 31, 2006	568,940
Granted	399,356
Forfeited	(5,362)
Vested	(148,279)
Outstanding at March 31, 2007	814,655

The weighted average grant date fair value per share for the 399,356 shares of common stock underlying restricted stock units granted during the three month period ended March 31, 2007 was $28.91.

4.	LANDFILL ACCOUNTING

At March 31, 2007, the Company owned 25 landfills, and operated, but did not own, three landfills under life-of-site operating agreements and eight landfills under limited-term operating agreements.  The Company’s landfills have site costs with a net book value of $439,013 at March 31, 2007.  With the exception of three owned landfills that only accept construction and demolition waste, all landfills that the Company owns or operates are municipal solid waste landfills.  For the Company’s eight landfills operated under limited-term operating agreements, the owner of the property (generally a municipality) usually owns the permit and is generally responsible for final capping, closure and post-closure obligations.  The Company is responsible for all final capping, closure and post-closure liabilities for the three landfills that it operates under life-of-site operating agreements.

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

Based on remaining permitted capacity as of March 31, 2007, and projected annual disposal volumes, the average remaining landfill life for the Company’s owned landfills and landfills operated under life-of-site operating agreements is approximately 52 years.  The Company is currently seeking to expand permitted capacity at five of its owned landfills and one landfill that it operates under a life-of-site operating agreement, and considers the achievement of these expansions to be probable.  Although the Company cannot be certain that all future expansions will be permitted as designed, the average remaining life, when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume, of the Company’s owned landfills and landfills operated under life-of-site operating agreements is 57 years, with lives ranging from 6 to 206 years.

During the three months ended March 31, 2006 and 2007, the Company expensed approximately $4,506 and $4,505, respectively, or an average of $2.72 and $2.55 per ton consumed, respectively, related to landfill depletion.

The Company reserves for final capping, closure and post-closure maintenance obligations at the landfills it owns and landfills it operates under life-of-site operating agreements.  The Company calculates the net present value of its final capping, closure and post-closure commitments recorded in 2007 assuming a 2.5% inflation rate and a 7.5% discount rate.  The resulting final capping, closure and post-closure obligation is recorded on the balance sheet as an addition to site costs and amortized to depletion expense as the landfill’s airspace is consumed.  Interest is accreted on the recorded liability using the corresponding discount rate.  During the three months ended March 31, 2006 and 2007, the Company expensed approximately $149 and $253, respectively, or an average of $0.09 and $0.14  per ton consumed, respectively, related to final capping, closure and post-closure accretion expense.

The following is a reconciliation of the Company’s final capping, closure and post-closure liability balance from December 31, 2006 to March 31, 2007:

Final capping, closure and post-closure liability at December 31, 2006	$11,638
Increase in final capping, closure and post-closure liability from changes in annual engineering cost estimates	1,218
Assumption of closure liabilities from acquisitions	2,181
Liabilities incurred	318
Accretion expense	253
Change in third party final capping, closure and post-closure liability	(702)
Final capping, closure and post-closure liability at March 31, 2007	$14,906

The Company performs its annual review of its engineering cost estimates in the first quarter of each year.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

The Company owns two landfills for which the prior owners are obligated to reimburse WCI for certain costs it incurs for final capping, closure and post-closure activities on the portion of the landfill utilized by the prior owners.  At December 31, 2006 and March 31, 2007, the Company has recorded on its balance sheet a receivable of $3,473 and $2,771, respectively, from the prior owners in long-term other assets and has accrued the prior owners’ portions of the final capping, closure and post-closure obligation, totaling $3,473 and $2,771, respectively, in other long-term liabilities.

At March 31, 2007, $14,491 of the Company’s restricted assets balance was for purposes of settling future final capping, closure and post-closure liabilities.

5.	LONG-TERM DEBT

Long-term debt consists of the following:

	December 31, 2006	March 31, 2007
Revolver under Credit Facility, bearing interest ranging from 6.20% to 8.25%*	$400,000	$400,000
2026 Senior Convertible Notes, bearing interest at 3.75%	200,000	200,000
2001 Wasco Bonds, bearing interest from 7.0% to 7.25%*	11,740	11,285
California Tax-Exempt Bonds, bearing interest ranging from 3.45% to 3.94%*	20,090	20,090
Notes payable to sellers in connection with acquisitions, bearing interest at 5.5% to 7.5%*	4,867	4,066
Notes payable to third parties, bearing interest at 5.1% to 11.0%*	7,495	8,120
	644,192	643,561
Less - current portion	(6,884)	(7,098)
	$637,308	$636,463

*  Interest rates in the table above represent the range of interest rates incurred during the three month period ended March 31, 2007.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

6.	NET INCOME PER SHARE INFORMATION

The following table sets forth the numerator and denominator used in the computation of basic and diluted net income per common share for the three months ended March 31, 2006 and 2007:

	Three months ended March 31,
	2006	2007
Numerator:
Net income for basic and diluted earnings per share	$15,723	$22,380

Denominator:
Basic shares outstanding	68,504,318	68,465,359
Dilutive effect of 2022 Convertible Subordinated Notes	922,970	-
Dilutive effect of stock options and warrants	1,881,568	1,833,779
Dilutive effective of restricted stock	76,858	283,958
Diluted shares outstanding	71,385,714	70,583,096

The Company’s 2022 Floating Rate Convertible Subordinated Notes (the “2022 Notes”) were convertible, under certain circumstances, into a maximum of 8,137,002 shares of common stock until they were redeemed in May and June 2006.  The 2022 Notes required (subject to certain exceptions) payment of the principal value in cash and net share settle of the conversion value in excess of the principal value of the notes upon conversion.  In accordance with EITF 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share, the Company has included the dilutive effect of the conversion value in excess of the principal value of the notes.

The Company’s 2026 Senior Convertible Notes (the “2026 Notes”) are convertible, under certain circumstances, into a maximum of 5,882,354 shares of common stock.  The 2026 Notes require (subject to certain exceptions) payment of the principal value in cash and net share settle of the conversion value in excess of the principal value of the notes upon conversion.  In accordance with EITF 04-8, these shares have not been included in the computation of diluted net income per share for the three months ended March 31, 2006 and 2007 because the conversion value was not in excess of the principal value of the notes.  In addition, the conversion feature of the 2026 Notes meet all the requirements of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, to be accounted for as an equity interest and not as a derivative.  Therefore, in the event the 2026 Notes become convertible, a holder electing to convert will receive a cash payment for the principal amount of the debt and net shares of the Company’s common stock equal to the value of the conversion spread, which the Company will account for as a debt repayment with no gain or loss, and the issuance of common stock will be recorded in stockholders’ equity.

For the three months ended March 31, 2006 and 2007, stock options and warrants to purchase 19,500 and 750 shares, respectively, were excluded from the computation of diluted earnings per share as they were anti-dilutive.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

7.	COMPREHENSIVE INCOME

Comprehensive income includes changes in the fair value of interest rate swaps that qualify for hedge accounting.  The difference between net income and comprehensive income for the three months ended March 31, 2006 and 2007 is as follows:

	Three months ended
	March 31,
	2006	2007
Net income	$15,723	$22,380
Unrealized gain (loss) on interest rate swaps, net of tax expense (benefit) of $1,231 and $(873) for the three months ended March 31, 2006 and 2007, respectively	2,096	(1,416)
Comprehensive income	$17,819	$20,964

The components of other comprehensive income and related tax effects for the three months ended March 31, 2006 and 2007 are as follows:

	Three months ended March 31, 2006
	Gross	Tax effect	Net of tax
Amounts reclassified into earnings	$(1,238)	$(458)	$(780)
Changes in fair value of interest rate swaps	4,565	1,689	2,876
	$3,327	$1,231	$2,096

	Three months ended March 31, 2007
	Gross	Tax effect	Net of tax
Amounts reclassified into earnings	$(1,421)	$(550)	$(871)
Changes in fair value of interest rate swaps	(868)	(323)	(545)
	$(2,289)	$(873)	$(1,416)

The estimated net amount of the existing unrealized gains as of March 31, 2007 (based on the interest rate yield curve at that date) included in accumulated other comprehensive income expected to be reclassified into pre-tax earnings within the next 12 months is $2,255.  The timing of actual amounts reclassified into earnings is dependent on future movements in interest rates.

8.	INCOME TAXES

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), at the beginning of fiscal year 2007.  FIN 48 requires a company to evaluate whether the tax position taken by a company will more likely than not be sustained upon examination by the appropriate taxing authority.  It also provides guidance on how a company should measure the amount of benefit that the company is to recognize in its financial statements.  Under FIN 48, a company should also classify a liability for unrecognized tax benefits as current to the extent the company anticipates making a payment within one year.  As a result of the implementation of FIN 48, the changes to the Company’s reserve for uncertain tax positions was accounted for as a $2,898 adjustment to increase the beginning balance of retained earnings on the Company’s balance sheet.  At the beginning of 2007, the Company had approximately $6,702 of total gross unrecognized tax benefits.  Of this total, $2,618 (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

The Company and its subsidiaries are subject to U.S. federal income tax as well as to income tax of multiple state jurisdictions.  The Company has concluded all U.S. federal income tax matters for years through 2002.  The 2004 U.S. federal income tax return is currently under examination by the Internal Revenue Service. All material state and local income tax matters have been concluded for years through 2001.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  The Company had approximately $453 accrued for interest, net of tax, and no accrual for penalties at the beginning of fiscal year 2007.  The Company does not anticipate the total amount of unrecognized tax benefits will significantly change by December 31, 2007.

During the three months ended March 31, 2007, the Company recorded adjustments to income tax expense resulting from the reconciliation of its current and deferred income tax liability accounts and changes to the geographical apportionment of state income taxes.  The net impact of these adjustments was a decrease in income tax expense of $363.

9.	SHARE REPURCHASE PROGRAM

The Company’s Board of Directors has authorized a common stock repurchase program for the repurchase of up to $500,000 of common stock through December 31, 2008.  Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion.  The timing and amounts of any repurchases will depend on many factors, including the Company’s capital structure, the market price of the common stock and overall market conditions.  During the three months ended March 31, 2006 and 2007, the Company repurchased 3,207,750 and 184,500 shares, respectively, of its common stock under this program at a cost of $80,586 and $5,282, respectively.  Additionally, as a result of the stock split, fractional shares equal to 3,040 whole shares were repurchased at a price of $132. As of March 31, 2007, the remaining maximum dollar value of shares available for purchase under the program is approximately $216,659.

10.	STOCK SPLIT

On February 12, 2007, the Company announced that its Board of Directors had authorized a three-for-two stock split of its common stock, in the form of a 50% stock dividend, payable to stockholders of record as of February 27, 2007.  Shares resulting from the split were issued on March 13, 2007. In connection therewith, the Company transferred $227 from retained earnings to common stock, representing the par value of additional shares issued.  All share and per share amounts for all periods presented have been adjusted to reflect the stock split.

11.	COMMITMENTS AND CONTINGENCIES

The Company’s subsidiary, High Desert Solid Waste Facility, Inc. (formerly known as Rhino Solid Waste, Inc.), owns undeveloped property in Chaparral, New Mexico, for which it sought a permit to operate a municipal solid waste landfill.  After a public hearing, the New Mexico Environment Department approved the permit for the facility on January 30, 2002.  Colonias Development Council (“CDC”), a nonprofit organization, opposed the permit at the public hearing and appealed the Department’s decision to the courts of New Mexico, primarily on the grounds that the Department failed to consider the social impact of the landfill on the community of Chaparral, and failed to consider regional planning issues.  On July 18, 2005, in Colonias Dev. Council v. Rhino Envtl. Servs., Inc. (In re Rhino Envtl. Servs.), 2005 NMSC 24, 117 P.3d 939, the New Mexico Supreme Court remanded the matter back to the Department to conduct a limited public hearing on certain evidence that CDC claims was wrongfully excluded from consideration by the hearing officer, and to allow the Department to reconsider the evidence already proffered concerning the impact of the landfill on the surrounding community’s quality of life.  The hearing has been rescheduled for June 19, 2007.  At March 31, 2007, the Company had $8,520 of capitalized expenditures related to this landfill development project.  If the Company is not ultimately issued a permit to operate the landfill, the Company will be required to expense in a future period the $8,520 of capitalized expenditures, less the recoverable value of the undeveloped property and other amounts recovered, which would likely have a material adverse effect on the Company’s reported income for that period.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

The Company opened a municipal solid waste landfill in Harper County, Kansas in January 2006, following the issuance by the Kansas Department of Health and Environment (“KDHE”) of a final permit to operate the landfill.  On October 3, 2005, landfill opponents filed a suit (Board of Commissioners of Sumner County, Kansas, Tri-County Concerned Citizens and Dalton Holland v. Roderick Bremby, Secretary of the Kansas Department of Health and Environment, et al.) in the District Court of Shawnee County, Kansas (Case No. 05-C-1264), seeking a judicial review of the order, alleging that a site analysis prepared for the Company and submitted to the KDHE as part of the process leading to the issuance of the permit was deficient in several respects.  The action sought to stay the effectiveness of the permit and to nullify it. On April 7, 2006, the District Court issued an order denying the plaintiffs’ request for judicial review on the grounds that they lack standing to bring the action.  The plaintiffs have appealed this decision to the Kansas Court of Appeals, and the oral arguments have been scheduled for June 7, 2007.  While the Company believes that it will prevail in this case, a final adverse determination with respect to the permit would likely have a material adverse effect on the Company’s reported income in the future.

Resourceful Environmental Services, Inc. (“RES”) filed a complaint alleging that Waste Connections, Inc. and Waste Connections of Mississippi, LLC misrepresented their intention concerning the potential purchase of RES (Resourceful Environmental Services, Inc. v. Waste Connections, et al., filed on December 31, 2002 in the Circuit Court of Tippah County, Mississippi, Case No. T-02-308).  Plaintiff is seeking compensatory damages of $400, and punitive damages of $50,000.  A trial is scheduled for June 4, 2007.  The Company believes that this case is without merit.  The Company has not established a reserve for this case, and it has no insurance coverage in the event of recovery by the plaintiff.  An adverse determination in this case, coupled with a significant damage award to the plaintiff, could have an adverse effect on the Company’s reported income in the period incurred.

On October 25, 2006, a purported shareholder derivative complaint was filed in the United States District Court for the Eastern District of California, naming certain of the Company’s directors and officers as defendants, and naming the Company as a nominal defendant.  The suit, captioned Travis v. Mittelstaedt, et al., alleges violations of various federal and California securities laws, breach of fiduciary duty, and related claims in connection with the timing of certain stock option grants.  On October 30, 2006, the Company was served with another purported shareholder derivative complaint, naming the Company as a nominal defendant and naming certain of the Company’s current and former directors and officers as defendants.  The suit, captioned Nichols v. Mittelstaedt et al. and filed in the Superior Court of California, County of Sacramento, contains allegations substantially similar to the Travis suit.  On January 30, 2007, a third purported derivative action was filed in the same federal court as the Travis case.  This case is captioned Pierce and Banister v. Mittelstaedt et al., and is substantively identical to the Travis case but also alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  The Travis and Pierce and Banister cases have been consolidated, and the plaintiffs were given until April 23, 2007, to file an amended consolidated complaint.  On April 3, 2007, a fourth purported derivative action, captioned Priest v. Mittelstaedt et al., was filed in the Superior Court of California, County of Sacramento, and contains allegations substantially similar to the Travis and Nichols suits.  As is typical in this type of litigation, additional suits containing substantially similar allegations may be filed in the future.  The lawsuits are in the preliminary stages, and the Company and the individual defendants have yet to respond to any of the operative complaints.  The Company has completed a review of its historical stock option granting practices, including all option grants since its initial public offering in May 1998, and reported the results of the review to the Audit Committee of its Board of Directors.  The review identified a small number of immaterial exceptions to non-cash compensation expense attributable to administrative and clerical errors.  These exceptions are not material to the Company’s current and historical financial statements, and the Audit Committee concluded that no further action was necessary.  As with any litigation proceeding, the Company cannot predict with certainty the eventual outcome of this pending litigation.

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

In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business.  Except as noted in the legal cases described above, as of March 31, 2007, there is no current proceeding or litigation involving the Company that the Company believes will have a material adverse impact on its business, financial condition, results of operations or cash flows.

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

Our business and operations are subject to a variety of risks and uncertainties and, consequently, actual results may differ materially from those projected by any forward-looking statements.  Factors that could cause actual results to differ from those projected include, but are not limited to, the following:  (1) we may be unable to compete effectively with larger and better capitalized companies and governmental service providers; (2) increases in the price of fuel may adversely affect our business and reduce our operating margins; (3) increases in labor and disposal and related transportation costs could impact our financial results; (4) increases in insurance costs and the amount that we self-insure for various risks could reduce our operating margins and reported earnings; (5) our financial results are based upon estimates and assumptions that may differ from actual results; (6) efforts by labor unions could divert management attention and adversely affect operating results; (7) we may lose contracts through competitive bidding, early termination or governmental action; (8) our results are vulnerable to economic conditions and seasonal factors affecting the regions in which we operate; (9) we may be subject in the normal course of business to judicial and administrative proceedings that could interrupt our operations, require expensive remediation and create negative publicity; (10) competition for acquisition candidates, consolidation within the waste industry and economic and market conditions may limit our ability to grow through acquisitions; (11) our growth and future financial performance depend significantly on our ability to integrate acquired businesses into our organization and operations; (12) our acquisitions may not be successful, resulting in changes in strategy, operating losses or a loss on sale of the business acquired; (13) because we depend on railroads for our intermodal operations, our operating results and financial condition are likely to be adversely affected by any reduction or deterioration in rail service; (14) our intermodal business could be adversely affected by steamship lines diverting business to ports other than those we service, or by heightened security measures or actual or threatened terrorist attacks; (15) we depend significantly on the services of the members of our senior and district management team, and the departure of any of those persons could cause our operating results to suffer; (16) our decentralized decision-making structure could allow local managers to make decisions that adversely affect our operating results; (17) we may incur additional charges related to capitalized expenditures, which would decrease our earnings; (18) the outcome of audits by the Internal Revenue Service may adversely affect us; (19) each business that we acquire or have acquired may have liabilities that we fail or are unable to discover, including environmental liabilities; (20) liabilities for environmental damage may adversely affect our business and earnings; and (21) the adoption of new accounting standards or interpretations could adversely impact our financial results.

These risks and uncertainties, as well as others, are discussed in greater detail in our other filings with the Securities and Exchange Commission, or SEC, including our most recent Annual Report on Form 10-K.  There may be additional risks of which we are not presently aware or that we currently believe are immaterial which could have an adverse impact on our business.  We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances that may change.

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

We are an integrated solid waste services company that provides solid waste collection, transfer, disposal and recycling services in mostly secondary markets in the Western and Southern U.S.  We also provide intermodal services for the rail haul movement of cargo containers in the Pacific Northwest through a network of six intermodal facilities.  We seek to avoid highly competitive, large urban markets and instead target markets where we can provide either solid waste services under exclusive arrangements, or markets where we can be integrated and attain high market share.  In markets where waste collection services are provided under exclusive arrangements, or where waste disposal is municipally funded or available at multiple municipal sources, we believe that controlling the waste stream by providing collection services under exclusive arrangements is often more important to our growth and profitability than owning or operating landfills.  As of March 31, 2007, we served more than one million residential, commercial and industrial customers from a network of operations in 22 states: Alabama, Arizona, California, Colorado, Idaho, Illinois, Iowa, Kansas, Kentucky, Minnesota, Mississippi, Montana, Nebraska, New Mexico, Oklahoma, Oregon, South Dakota, Tennessee, Texas, Utah, Washington and Wyoming.  As of that date, we owned or operated a network of 120 solid waste collection operations, 44 transfer stations, 26 recycling operations, 33 municipal solid waste landfills and three construction and demolition landfills.

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements.  As described by the SEC, critical accounting estimates and assumptions are those that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and that have a material impact on the financial condition or operating performance of a company.  There was one change to our critical accounting estimates and assumptions in the three months ended March 31, 2007, which is described below.  Refer to our most recent Annual Report on Form 10-K for a complete description of our critical accounting estimates and assumptions.

FIN 48.  On July 13, 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  FIN 48 requires a company to evaluate whether the tax position taken by a company will more likely than not be sustained upon examination by the appropriate taxing authority.  It also provides guidance on how a company should measure the amount of benefit that the company is to recognize in its financial statements.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The impact of our reassessment of our tax positions in accordance with FIN 48 did not have a material impact on the results of operations, financial condition or liquidity.  For additional information regarding the adoption of FIN 48, see Note 8, Income Taxes, of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q.

GENERAL

The table below shows for the periods indicated our total reported revenues attributable to services provided (dollars in thousands).

	Three months ended March 31,
	2006		2007
Collection	$140,280	64.7%	$160,152	64.3%
Disposal and transfer	58,427	26.9	66,641	26.8
Recycling and other	18,132	8.4	22,224	8.9
Total	$216,839	100.0%	$249,017	100.0%

Intercompany elimination	$26,670		$30,066

The disposal tonnage that we received in the three months ended March 31, 2006 and 2007 at all of our landfills during the respective period is shown below (tons in thousands):

	Three months ended March 31,
	2006		2007
	Number of Sites	Total Tons	Number of Sites	Total Tons
Owned landfills or landfills operated under life-of-site agreements	27	1,655	28	1,769
Operated landfills	8	269	8	245
	35	1,924	36	2,014

NEW ACCOUNTING PRONOUNCEMENTS

For a description of the new accounting standards that affect us, see Note 2 to our Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2007

The following table sets forth items in our condensed consolidated statements of income as a percentage of revenues for the periods indicated.

	Three months ended March 31,
	2006	2007
Revenues	100.0%	100.0%
Cost of operations	59.4	58.9
Selling, general and administrative	10.4	10.9
Depreciation and amortization	9.6	8.9
Loss (gain) on disposal of assets	-	0.1
Operating income	20.6	21.2

Interest expense, net	(3.9)	(3.5)
Other income (expense)	(2.1)	-
Minority interests	(1.4)	(1.3)
Income tax expense	(4.9)	(6.2)
Net income	8.3%	10.2%

Revenues.  Total revenues increased $28.8 million, or 15.1%, to $219.0 million for the three months ended March 31, 2007, from $190.2 million for the three months ended March 31, 2006.  Acquisitions closed during, or subsequent to, the three months ended March 31, 2006, increased revenues by approximately $13.5 million.  Operating locations disposed of subsequent to March 31, 2006 contributed $1.2 million of revenues during the three months ended March 31, 2006.  During the three months ended March 31, 2007, increased prices charged to our customers and increased volume in our existing business resulted in net revenue increases of approximately $9.8 million and $3.7 million, respectively.  Increased recyclable commodity prices and volume during the three months ended March 31, 2007, increased revenues by $2.7 million.  Other revenues increased by $0.3 million during the three months ended March 31, 2007.

Cost of Operations.  Total cost of operations increased $15.8 million, or 14.0%, to $128.9 million for the three months ended March 31, 2007, from $113.1 million for the three months ended March 31, 2006.  The increase was attributable to operating costs associated with acquisitions closed during, or subsequent to, the three months ended March 31, 2006, operating costs incurred to support two long-term contracts that commenced during the three months ended March 31, 2007, increased insurance expenses due to increases in both total claims and average settlement rates per claim, increased labor expenses resulting from employee pay rate increases, higher fuel costs resulting from changes in the market price for fuel, increased franchise and landfill taxes and increased disposal expenses resulting from higher disposal volumes.

Cost of operations as a percentage of revenues decreased 0.5 percentage points to 58.9% for the three months ended March 31, 2007, from 59.4% for the three months ended March 31, 2006.  The decrease as a percentage of revenues was primarily attributable to leveraging existing personnel to support increased collection and disposal volumes, increased prices charged to our customers being higher, on a percentage basis, than the majority of expense increases recognized subsequent to March 31, 2006.  This decrease was partially offset by increased insurance expenses and acquisitions closed during, or subsequent to, the three months ended March 31, 2006, having operating margins below our company average.

SG&A.  SG&A expenses increased $4.1 million, or 20.8%, to $23.9 million for the three months ended March 31, 2007, from $19.8 million for the three months ended March 31, 2006.  The increase in SG&A expenses during the three months ended March 31, 2007, was primarily the result of additional personnel from acquisitions closed during, or subsequent to, the three months ended March 31, 2006, SG&A costs incurred to support two long-term contracts that commenced during the three months ended March 31, 2007, increased payroll expense due to increased headcount to support our base operations, increased equity compensation expense, cash compensation increases and increased bonus compensation expense based on the results of operations during the three months ended March 31, 2007.

SG&A expenses as a percentage of revenues increased 0.5 percentage points to 10.9% for the three months ended March 31, 2007, from 10.4% for the three months ended March 31, 2006.  The increase as a percentage of revenue was primarily attributable to increased equity compensation expense and increased bonus compensation expense.

Depreciation and Amortization.  Depreciation and amortization expense increased $1.4 million, or 7.4%, to $19.6 million for the three months ended March 31, 2007, from $18.2 million for the three months ended March 31, 2006.  The increase was primarily attributable to depreciation and amortization associated with acquisitions closed during, or subsequent to, the three months ended March 31, 2007, and depreciation expense resulting from facilities, fleet and equipment purchased to support two long-term contracts that commenced during the three months ended March 31, 2007.

Depreciation and amortization expense as a percentage of revenues decreased 0.7 percentage points to 8.9% for the three months ended March 31, 2007, from 9.6% for the three months ended March 31, 2006, due to leveraging our existing fleet and equipment to support increases in collection and landfill volumes and the recognition during the three months ended March 31, 2006 of an adjustment to, and full depletion of, interim capping costs at one of our landfills.

Operating Income. Operating income increased $7.2 million, or 18.6%, to $46.4 million for the three months ended March 31, 2007, from $39.2 million for the three months ended March 31, 2006.

The increase was primarily attributable to increased revenues, offset by increased operating costs, increased insurance expenses resulting from increased costs per claim and higher projected losses on open claims, increased SG&A expenses to support the revenue growth and increased depreciation and amortization expenses.

Operating income as a percentage of revenues increased 0.6 percentage points to 21.2% for the three months ended March 31, 2007, from 20.6% for the three months ended March 31, 2006.  The increase was due to the previously described percentage of revenue decreases in cost of operations and depreciation and amortization expenses, partially offset by increased SG&A expense.

Interest Expense.  Interest expense increased $0.3 million, or 4.3%, to $7.8 million for the three months ended March 31, 2007, from $7.5 million for the three months ended March 31, 2006.  The increase was attributable to higher average debt balances, partially offset by interest income on increased cash balances and a reduction in our overall average interest rate resulting from completing our offering of $200 million aggregate principal amount of our 3.75% Convertible Senior Notes due 2026, or 2026 Notes, on March 20, 2006.

Other Income (Expense).  Other income (expense) changed to an income total of $0.1 million for the three months ended March 31, 2007, from an expense total of $4.0 million for the three months ended March 31, 2006.  Other expense in the three months ended March 31, 2006, primarily consisted of $4.2 million of costs associated with the write-off of the unamortized debt issuance costs associated with our $175 million Floating Rate Convertible Subordinated Notes due 2022, or 2022 Notes, as a result of achieving, during the three months ended March 31, 2006, the conversion provision allowing the holders of the notes to surrender their notes for conversion into cash and, if applicable, shares of our common stock prior to the maturity date of the notes.

Minority Interests.  Minority interests increased $0.1 million, or 4.8%, to $2.8 million for the three months ended March 31, 2007, from $2.7 million for the three months ended March 31, 2006.  The increase in minority interests was due to increased earnings by our majority-owned subsidiaries.

Income Tax Provision.  Income taxes increased $4.2 million, or 45.5%, to $13.4 million for the three months ended March 31, 2007, from $9.2 million for the three months ended March 31, 2006.  Our effective tax rates were 37.0% and 37.5% for the three months ended March 31, 2006 and 2007, respectively. During the three months ended March 31, 2007, we recorded adjustments to income tax expense resulting from the reconciliation of our current and deferred income tax liability accounts and changes to the geographical apportionment of our state income taxes.  The net impact of these adjustments was a decrease in the effective tax rate of 1.0 percentage points.

Net Income. Net income increased $6.7 million, or 42.3%, to $22.4 million for the three months ended March 31, 2007, from $15.7 million for the three months ended March 31, 2006.  The increase was primarily attributable to increased operating income, the write off of $4.2 million of unamortized debt issuance costs associated with our 2022 Notes, partially offset by increased interest expense, increased minority interest expense and increased income tax expense.

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

As of March 31, 2007, we had a working capital deficit of $9.1 million, including cash and equivalents of $21.3 million.  Our working capital decreased $19.5 million from a positive balance of $10.4 million at December 31, 2006.  Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements to reduce our indebtedness under our credit facility and to minimize our cash balances.  During the three months ended March 31, 2007, the outstanding balances of our LIBOR-based debt equaled the outstanding balance of our LIBOR-based interest rate swaps.  Therefore, we were not able to apply our cash balances to reduce our indebtedness under our credit facility.  The decrease in our working capital position from December 31, 2006, to March 31, 2007, resulted primarily from a decrease in our cash balances and an increase in accrued liabilities resulting from the deferral of income tax payments.  The decrease in our cash balances primarily was the result of funding the purchase price of acquisitions closed with outstanding cash, partially offset by free cash flow generated from our operations.

For the three months ended March 31, 2007, net cash provided by operating activities was $60.9 million, including $13.1 million provided by working capital for the period.  The primary components of the reconciliation of net income to net cash provided by operating activities for the three months ended March 31, 2007, consist of non-cash expenses, including $19.6 million of depreciation and amortization, $2.8 million of minority interests expense, $0.5 million of debt issuance cost amortization, a $2.9 million increase in net deferred tax liabilities, and $1.7 million of stock compensation expense, less $2.3 million of excess tax benefit from equity-based compensation reclassified to cash flows from financing activities.

For the three months ended March 31, 2006, net cash provided by operating activities was approximately $37.9 million, net of $4.4 million used by working capital for the period.  The primary components of the reconciliation of net income to net cash provided by operating activities for the three months ended March 31, 2006, consist of non-cash expenses, including $18.2 million of depreciation and amortization, $2.7 million of minority interests expense, $4.8 million of debt issuance cost amortization, a $3.7 million increase in net deferred tax liabilities, and $0.6 million of stock compensation expense, less $3.4 million of excess tax benefit from equity-based compensation reclassified to cash flows from financing activities.

For the three months ended March 31, 2007, net cash used in investing activities was $72.9 million.  Of this amount, $35.9 million was used to fund the cash portion of acquisitions and to pay a portion of acquisition costs that were included as a component of accrued liabilities at December 31, 2006.  Cash used for capital expenditures was $36.1 million, which was primarily for investments in fixed assets, consisting of trucks, containers, other equipment and landfill development.  The increase in capital expenditures of $16.2 million for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, is due primarily to capital expenditures for acquisitions closed subsequent to March 31, 2006, and capital expenditures associated with a new long-term contract in California.

For the three months ended March 31, 2006, net cash used in investing activities was $24.2 million.  Of this amount, $3.8 million was used to fund the cash portion of acquisitions and to pay a portion of acquisition costs that were included as a component of accrued liabilities at December 31, 2005.  Cash used for capital expenditures was $20.0 million, which was primarily for investments in fixed assets, consisting of trucks, containers, other equipment and landfill development.

For the three months ended March 31, 2007, net cash used in financing activities was $1.7 million, which included $6.5 million of proceeds from stock option and warrant exercises, and $2.3 million of excess tax benefit from equity-based compensation, less $2.4 million of cash distributions to minority interest holders, $2.6 million of net payments under our various debt arrangements, and $5.4 million of repurchases of our common stock.

For the three months ended March 31, 2006, net cash used in financing activities was $13.3 million, which included $56.6 million of net borrowings under our various debt arrangements for the funding of capital expenditures and acquisitions, $17.4 million of proceeds from stock option and warrant exercises, and $3.4 million of excess tax benefit from equity-based compensation, less $2.1 million of cash distributions to minority interest holders, $1.7 million of change in book overdraft, $6.3 million of debt issuance costs, and $80.6 million of repurchases of our common stock.

We made $36.1 million in capital expenditures during the three months ended March 31, 2007.  We expect to make capital expenditures of approximately $100 million in 2007 in connection with our existing business and approximately $15 million associated with the commencement of a new long-term contract in California.  We intend to fund our planned 2007 capital expenditures principally through existing cash, internally generated funds, and borrowings under our existing credit facility.  In addition, we may make substantial additional capital expenditures in acquiring solid waste collection and disposal businesses.  If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity.  We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities.  We believe that our credit facility and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future.

As of March 31, 2007, we had $400.0 million outstanding under our senior secured revolving credit facility, exclusive of outstanding stand-by letters of credit of $60.9 million.  As of March 31, 2006 and 2007, we were in compliance with all applicable covenants in our credit facility.

As of March 31, 2007, we had the following contractual obligations (in thousands):

	Payments Due by Period
Recorded Obligations	Total	Less Than 1 Year	2 to 3 Years	4 to 5 Years	Over 5 Years
Long-term debt	$643,561	$7,098	$18,010	$603,741	$14,712

Long-term debt payments include:

(1) $400.0 million in principal payments due in 2012 related to our credit facility.  Our credit facility bears interest, at our option, at either the base rate plus the applicable base rate margin (8.25% at March 31, 2007) on base rate loans, or the Eurodollar rate plus the applicable Eurodollar margin (approximately 6.2% at March 31, 2007) on Eurodollar loans.  As of March 31, 2007, our credit facility allowed us to borrow up to $750 million.

(2) $200.0 million in principal payments due in 2026 related to our 2026 Notes.  Holders of the 2026 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2026 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the indenture, or, for the first time, on April 1, 2011.  The 2026 Notes bear interest at a rate of 3.75%.

(3) $11.3 million in principal payments related to our 2001 Wasco bonds.  Our 2001 Wasco bonds consist of $2.8 million of bonds that bear interest at a rate of 7.0% and mature on March 1, 2012, and $8.5 million of bonds that bear interest at a rate of 7.25% and mature on March 1, 2021.

(4) $20.1 million in principal payments related to our California tax-exempt bonds.  Our California tax-exempt bonds bear interest at variable rates (3.7% at March 31, 2007) and have maturity dates ranging from 2008 to 2016.

(5) $4.1 million in principal payments related to our notes payable to sellers.  Our notes payable to sellers bear interest at rates between 5.5% and 7.5% at March 31, 2007, and have maturity dates ranging from 2010 to 2036.

(6) $8.1 million in principal payments related to our notes payable to third parties.  Our notes payable to third parties bear interest at rates between 5.1% and 11.0% at March 31, 2007, and have maturity dates ranging from 2007 to 2010.

	Amount of Commitment Expiration Per Period
Unrecorded Obligations	Total	Less Than 1 Year	2 to 3 Years	4 to 5 Years	Over 5 Years
Operating leases(1)	$47,112	$6,222	$10,009	$8,146	$22,735

(1)
We are party to operating lease agreements.  These lease agreements are established in the ordinary course of our business and are designed to provide us with access to facilities at competitive, market-driven prices.  These arrangements have not materially affected our financial position, results of operations or liquidity during the three months ended March 31, 2007, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

We have obtained stand-by letters of credit and financial surety bonds, primarily to support our financial assurance needs and landfill operations.  We had provided customers and various regulatory authorities with surety bonds in the aggregate amounts of approximately $153.7 million and $168.2 million at December 31, 2006 and March 31, 2007, respectively.  These arrangements have not materially affected our financial position, results of operations or liquidity during the three months ended March 31, 2007, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

The minority interests holders of a majority-owned subsidiary of Waste Connections have a currently exercisable put option to require us to complete the acquisition of this majority-owned subsidiary by purchasing their minority ownership interests for fair market value.  The put option calculates the fair market value of the subsidiary based on its current operating income before depreciation and amortization, as defined in the put option agreement. The put option does not have a stated termination date.  At March 31, 2007, the minority interests holders' pro rata share of the subsidiary's fair market value is estimated to be worth between $84 million and $99 million.  Because the put is calculated at fair market value, no amounts have been accrued relative to the put option.  In the event the minority interests holders elect to exercise the put option, we intend to fund the transaction using borrowings from our credit facility.

From time to time we evaluate our existing operations and their strategic importance to us.  If we determine that a given operating unit does not have future strategic importance, we may sell or otherwise dispose of those operations.  Although we believe our operations would not be impaired by such dispositions, we could incur losses on them.

FREE CASH FLOW

We are providing free cash flow, a non-GAAP financial measure, because it is widely used by investors as a valuation and liquidity measure in the solid waste industry.  This measure should be used in conjunction with U.S. generally accepted accounting principles financial measures.  Management uses free cash flow as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations.  We define free cash flow as net cash provided by operating activities plus proceeds from disposal of assets and excess tax benefit associated with equity-based compensation, plus or minus change in book overdraft, less capital expenditures for property and equipment and distributions to minority interest holders.  Other companies may calculate free cash flow differently.  Our free cash flow for the three months ended March 31, 2006 and 2007, is calculated as follows (amounts in thousands):

	Three months ended March 31,
	2006	2007
Net cash provided by operating activities	$37,856	$60,914
Change in book overdraft	(1,683)	-
Plus: Proceeds from disposal of assets	171	215
Plus: Excess tax benefit associated with equity-based compensation	3,353	2,260
Less: Capital expenditures for property and equipment	(19,966)	(36,147)
Less: Distributions to minority interest holders	(2,058)	(2,352)
Free cash flow	$17,673	$24,890

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

At March 31, 2007, our derivative instruments consisted of three interest rate swap agreements that effectively fix the interest rate on the applicable notional amounts of our variable rate debt as follows (in thousands):

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

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our market risk sensitive hedge positions and all other debt.  Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions.  Actual market movements may vary significantly from our assumptions.  Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements.  We are exposed to cash flow risk due to changes in interest rates with respect to the unhedged floating rate balances owed at December 31, 2006, and March 31, 2007, of $24.1 million and $23.8 million, respectively, including floating rate debt under our credit facility, various floating rate notes payable to third parties and floating rate municipal bond obligations.  A one percent increase in interest rates on our variable-rate debt as of December 31, 2006, and March 31, 2007, would decrease our annual pre-tax income by approximately $0.2 million and $0.2 million, respectively.  All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations.

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

We market a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals.  We own and operate 26 recycling processing operations and sell other collected recyclable materials to third parties for processing before resale.  Certain of our municipal recycling contracts in the state of Washington specify benchmark resale prices for recycled commodities.  If the prices we actually receive for the processed recycled commodities collected under the contract exceed the prices specified in the contract, we share the excess with the municipality, after recovering any previous shortfalls resulting from actual market prices falling below the prices specified in the contract.  To reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties.  Although there can be no assurance of market recoveries, in the event of a decline in recycled commodity prices, a 10% decrease in average recycled commodity prices from the prices that were in effect at March 31, 2006 and 2007, would have had a $0.5 million and $0.9 million, respectively, impact on revenues for the three months ended March 31, 2006 and 2007.

Item 4. Controls and Procedures

As required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter covered by this quarterly report on Form 10-Q.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2007, that our disclosure controls and procedures were effective at the reasonable assurance level such that information required to be disclosed in our Exchange Act reports: (1) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s, or SEC’s, rules and forms; and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2007, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

No material developments have occurred in the legal proceeding involving Colonias Dev. Council v. Rhino Envtl. Servs., Inc. (In re Rhino Envtl. Servs.) described in our annual report on Form 10-K for the fiscal year ended December 31, 2006, except that the hearing to be conducted by the New Mexico Environmental Department has been rescheduled for June 19, 2007.  Refer to Note 11 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q for a description of this legal proceeding.

No material developments have occurred in the legal proceeding involving Board of Commissioners of Sumner County, Kansas, Tri-County Concerned Citizens and Dalton Holland v. Roderick Bremby, Secretary of the Kansas Department of Health and Environment, et al.) described in our annual report on Form 10-K for the fiscal year ended December 31, 2006, except that the oral arguments on Plaintiff’s appeal have been scheduled for June 7, 2007.  Refer to Note 11 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q for a description of this legal proceeding.

No material developments have occurred in the legal proceeding involving Resourceful Environmental Services, Inc. v. Waste Connections, et al. described in our annual report on Form 10-K for the fiscal year ended December 31, 2006.  Refer to Note 11 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q for a description of this legal proceeding.

No material developments have occurred in the legal proceedings involving Travis v. Mittelstaedt et al, Nichols v. Mittelstaedt et al, and Pierce and Banister v. Mittelstaedt et al, described in our Definitive Proxy Statement on Schedule 14A related to our 2007 Annual Meeting of Stockholders.  On April 3, 2007, another purported derivative action, captioned Priest v. Mittelstaedt et al., was filed in the Superior Court of California, County of Sacramento.  This suit contains allegations substantially similar to the Travis and Nichols suits. Refer to Note 11 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q for a description of these legal proceedings.

In the normal course of our business and as a result of the extensive governmental regulation of the solid waste industry, we are subject to various other judicial and administrative proceedings involving federal, state or local agencies.  In these proceedings, an agency may seek to impose fines on us or to revoke or deny renewal of an operating permit held by us.  From time to time we may also be subject to actions brought by citizens’ groups or adjacent landowners or residents in connection with the permitting and licensing of landfills and transfer stations, or alleging environmental damage or violations of the permits and licenses pursuant to which we operate.

In addition, we are a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business.  Except as noted in the legal cases described above, as of March 31, 2007, there is no current proceeding or litigation involving us that we believe will have a material adverse impact on our business, financial condition, results of operations or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On May 3, 2004, we announced that our Board of Directors authorized a common stock repurchase program for the repurchase of up to $200 million of our common stock over a two-year period.  On July 25, 2005, we announced that our Board of Directors approved an increase in, and extension of, the common stock repurchase program.  On October 23, 2006, we announced that our Board of Directors authorized an additional increase in, and extension of, the common stock repurchase program.  We are now authorized to purchase up to $500 million of our common stock through December 31, 2008.  Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management's discretion.  The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of our common stock and overall market conditions.  As of March 31, 2007, we have repurchased 8.6 million shares of our common stock at a cost of $292.3 million, $283.3 million of which was under the program.  The table below reflects repurchases we have made for the three months ended March 31, 2007 (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
1/1/07 - 1/31/07	-	$-	-	$221,941
2/1/07 - 2/28/07	-	-	-	221,941
3/1/07 - 3/31/07	184,500	28.63	184,500	216,659
	184,500	28.63	184,500

(1)	This amount represents the weighted average price paid per common share. This price includes a per share commission paid for all repurchases.

Item 5.	Other Information

In accordance with Rule 416(b) promulgated under the Securities Act of 1933, as amended, or the Securities Act, the number of shares of our common stock registered for sale under the Securities Act by the following Registration Statements on Form S-8 has been deemed to be increased to include the shares of common stock issued in connection with our three-for-two stock split in the form of a 50% stock dividend effected on March 13, 2007, or the Stock Split, to the extent issued with respect to shares designated by such registration statements but unsold as of the date of the Stock Split: Registration Statement on Form S-8 (Reg. No. 333-102413) filed with the SEC on January 8, 2003; Registration Statement on Form S-8 (Reg. No. 333-90810) filed with the SEC on June 19, 2002; Registration Statement on Form S-8 (Reg. No. 333-83172) filed with the SEC on February 21, 2002; Registration Statement on Form S-8 (Reg. No. 333-42096) filed with the SEC on July 24, 2000; Registration Statement on Form S-8 (Reg. No. 333-72113) filed with the SEC on February 10, 1999; and Registration Statement on Form S-8 (Reg. No. 333-63407) filed with the SEC on September 15, 1998.

Item 6.	Exhibits

Exhibit Number	Description of Exhibits
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the exhibit filed with the Registrant’s Form T-3 filed on June 16, 2004)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on July 22, 2004)

10.1	Senior Management Incentive Plan (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on February 7, 2007)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASTE CONNECTIONS, INC.

Date: April 24, 2007	BY:	/s/ Ronald J. Mittelstaedt
Ronald J. Mittelstaedt,
Chief Executive Officer

Date: April 24, 2007	BY:	/s/ Worthing F. Jackman
Worthing F. Jackman,
Executive Vice President and Chief Financial Officer