Form 10-Q
period 2007-06-30
WASTE CONNECTIONS INC/DE
filed 2007-07-24
CIK 1057058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

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

As of July 13, 2007:    68,044,778 shares of common stock

WASTE CONNECTIONS, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	December 31, 2006	June 30, 2007
Current assets:
Cash and equivalents	$34,949	$9,971
Accounts receivable, net of allowance for doubtful accounts of $3,489 and $3,811 at December 31, 2006 and June 30, 2007, respectively	100,269	113,442
Deferred income taxes	9,373	11,203
Prepaid expenses and other current assets	15,642	16,275
Total current assets	160,233	150,891

Property and equipment, net	736,428	791,117
Goodwill	750,397	765,557
Intangible assets, net	86,098	85,529
Restricted assets	15,917	16,928
Other assets, net	24,818	23,215
	$1,773,891	$1,833,237
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53,010	$54,412
Book overdraft	-	5,838
Accrued liabilities	57,810	59,339
Deferred revenue	32,161	38,312
Current portion of long-term debt and notes payable	6,884	6,657
Total current liabilities	149,865	164,558

Long-term debt and notes payable	637,308	635,852
Other long-term liabilities	16,712	29,303
Deferred income taxes	205,532	208,425
Total liabilities	1,009,417	1,038,138

Commitments and contingencies (Note 11)
Minority interests	27,992	28,690

Stockholders’ equity:
Preferred stock: $0.01 par value per share; 7,500,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.01 par value per share; 150,000,000 shares authorized; 68,266,038 and 68,037,246 shares issued and outstanding at December 31, 2006 and June 30, 2007, respectively	455	680
Additional paid-in capital	310,229	289,713
Retained earnings	422,731	473,046
Accumulated other comprehensive income	3,067	2,970
Total stockholders’ equity	736,482	766,409
	$1,773,891	$1,833,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
Revenues	$206,970	$241,084	$397,139	$460,035
Operating expenses:
Cost of operations	126,574	141,574	239,637	270,443
Selling, general and administrative	20,621	24,790	40,422	48,700
Depreciation and amortization	18,736	20,930	36,968	40,520
Loss on disposal of assets	236	32	154	192
Operating income	40,803	53,758	79,958	100,180

Interest expense	(6,619)	(8,295)	(14,113)	(16,113)
Other income (expense), net	11	365	(3,982)	417
Income before income taxes and minority interests	34,195	45,828	61,863	84,484

Minority interests	(3,317)	(4,130)	(6,028)	(6,970)
Income from continuing operations before income taxes	30,878	41,698	55,835	77,514
Income tax provision	(11,678)	(16,432)	(20,912)	(29,868)
Net income	$19,200	$25,266	$34,923	$47,646

Basic earnings per common share	$0.28	$0.37	$0.51	$0.70

Diluted earnings per common share	$0.27	$0.36	$0.49	$0.67

Shares used in calculating basic income per share	67,761,623	68,592,474	68,130,920	68,529,546
Shares used in calculating diluted income per share	70,327,836	70,625,086	70,854,725	70,606,846

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
Six months ended June 30, 2007
(Unaudited)
(In thousands, except share amounts)

		STOCKHOLDERS’ EQUITY
		Common Stock
	Comprehensive Income	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balances at December 31, 2006		68,266,038	$455	$310,229	$3,067	$422,731	$736,482
Stock split		-	228	-	-	(228)	-
Vesting of restricted stock		101,187	1	(1)	-	-	-
Cancellation of unvested restricted stock		-	-	(1,428)	-	-	(1,428)
Stock-based compensation		-	-	3,134	-	-	3,134
Exercise of stock options and warrants		1,360,451	13	21,069	-	-	21,082
Excess tax benefit associated with equity-based compensation		-	-	8,534	-	-	8,534
Repurchase of common stock		(1,690,430)	(17)	(51,877)	-	-	(51,894)
Issuance of common stock warrants to consultants		-	-	53	-	-	53
Cumulative change from adoption of accounting policy		-	-	-	-	2,897	2,897
Amounts reclassified into earnings, net of taxes		-	-	-	(1,390)	-	(1,390)
Change in fair value of interest rate swaps, net of taxes		-	-	-	1,293	-	1,293
Net income	$47,646	-	-	-	-	47,646	47,646
Other comprehensive loss	(137)	-	-	-	-	-	-
Income tax effect of other comprehensive loss	40	-	-	-	-	-	-
Comprehensive income	$47,549	-	-	-	-	-	-
Balances at June 30, 2007		68,037,246	$680	$289,713	$2,970	$473,046	$766,409

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six months ended June 30,
	2006	2007
Cash flows from operating activities:
Net income	$34,923	$47,646
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of assets	154	192
Depreciation	34,946	38,459
Amortization of intangibles	2,022	2,061
Deferred income taxes, net of acquisitions	6,026	3,741
Minority interests	6,028	6,970
Amortization of debt issuance costs	5,271	961
Stock-based compensation	1,576	3,134
Interest income on restricted assets	(288)	(261)
Closure and post-closure accretion	300	522
Excess tax benefit associated with equity-based compensation	(5,501)	(8,534)
Net change in operating assets and liabilities, net of acquisitions	10,539	12,387
Net cash provided by operating activities	95,996	107,278

Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(34,838)	(40,591)
Capital expenditures for property and equipment	(49,038)	(64,509)
Proceeds from disposal of assets	313	559
Increase in restricted assets, net of interest income	(617)	(750)
Increase in other assets	(236)	(485)
Net cash used in investing activities	(84,416)	(105,776)

Cash flows from financing activities:
Proceeds from long-term debt	631,997	42,000
Principal payments on notes payable and long-term debt	(569,619)	(45,668)
Change in book overdraft	(5,333)	5,838
Proceeds from option and warrant exercises	24,916	21,082
Excess tax benefit associated with equity-based compensation	5,501	8,534
Distributions to minority interest holders	(4,900)	(6,272)
Payments for repurchase of common stock	(87,744)	(51,894)
Debt issuance costs	(6,185)	(100)
Net cash used in financing activities	(11,367)	(26,480)

Net increase (decrease) in cash and equivalents	213	(24,978)
Cash and equivalents at beginning of period	7,514	34,949
Cash and equivalents at end of period	$7,727	$9,971

Non-cash financing activity:
Liabilities assumed and notes payable issued to sellers of businesses acquired	$1,172	$7,199

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

1.  BASIS OF PRESENTATION AND SUMMARY

The accompanying condensed consolidated financial statements relate to Waste Connections, Inc. and its subsidiaries (“WCI” or the “Company”) as of June 30, 2007 and for the three and six month periods ended June 30, 2006 and 2007.  In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows and stockholders’ equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with U.S. generally accepted accounting principles.  The Company’s condensed consolidated balance sheet as of December 31, 2006 was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses.  Examples include accounting for landfills, self-insurance, deferred taxes, effective tax rate, allocation of acquisition purchase price and asset impairments.  Other areas that involve estimation are the amount of potential exposure the Company may have with respect to litigation, claims and assessments in accordance with SFAS No. 5, Accounting for Contingencies, and the potential outcome of future tax consequences of events that have been recognized in our financial statements or tax returns. Actual results and outcomes may differ from management’s estimates and assumptions.

Interim results are not necessarily indicative of results for a full year.  The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-K.

2.  NEW ACCOUNTING STANDARDS

FSP EITF 00-19-2.  In December 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”), which provides guidance on the accounting for registration payment arrangements. FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies.  The adoption of FSP EITF 00-19-2 on January 1, 2007 did not have an impact on the Company’s financial position or results of operations.

SFAS 157.  In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 applies under other existing accounting pronouncements that require or permit fair value measurements, as the FASB previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, SFAS 157 does not require any new fair value measurements.  However, the application of this statement may change the current practice for fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company is currently evaluating the impact this statement will have on its financial position and results of operations.

SFAS 159.  In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”).  A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Upfront costs and fees related to items for which the fair value option is elected are recognized in earnings as incurred and not deferred.  SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company is currently evaluating the impact this statement will have on its financial position and results of operations.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

3.  STOCK-BASED COMPENSATION

A summary of outstanding restricted stock and restricted stock units under the 2002 Restricted Stock Plan and the Second Amended and Restated 2004 Equity Incentive Plan at December 31, 2006 and June 30, 2007, and changes during the six month period ended June 30, 2007, is presented below:

Unvested Shares
Outstanding at December 31, 2006	568,940
Granted	420,602
Forfeited	(11,606)
Vested	(150,453)
Outstanding at June 30, 2007	827,483

The weighted average grant date fair value per share for the 420,602 shares of common stock underlying restricted stock units granted during the six month period ended June 30, 2007 was $29.03. During the six months ended June 30, 2007, the Company's stock-based compensation expense from restricted stock and restricted stock units was $2,804.

4.  LANDFILL ACCOUNTING

At June 30, 2007, the Company owned 25 landfills, and operated, but did not own, three landfills under life-of-site operating agreements and eight landfills under limited-term operating agreements.  The Company’s landfills have site costs with a net book value of $439,015 at June 30, 2007.  With the exception of three owned landfills that only accept construction and demolition waste, all landfills that the Company owns or operates are municipal solid waste landfills.  For the Company’s eight landfills operated under limited-term operating agreements, the owner of the property (generally a municipality) usually owns the permit and is generally responsible for final capping, closure and post-closure obligations.  The Company is responsible for all final capping, closure and post-closure liabilities for the three landfills that it operates under life-of-site operating agreements.

Many of the Company’s existing landfills have the potential for expanded disposal capacity beyond the amount currently permitted.  The Company’s internal and third-party engineers perform surveys at least annually to estimate the disposal capacity at its landfills.  At its owned landfills and landfills operated under life-of-site operating agreements, the Company’s landfill depletion rates are based on the remaining disposal capacity, considering both permitted and expansion airspace.  At its landfills operated under limited-term operating agreements that have capitalized expenditures, the Company’s landfill depletion rates are based on the term of the operating agreement.  Expansion airspace consists of additional disposal capacity being pursued through means of an expansion but is not actually permitted.  Expansion airspace that meets certain internal criteria is included in the estimate of total landfill airspace.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

Based on remaining permitted capacity as of June 30, 2007, and projected annual disposal volumes, the average remaining landfill life for the Company’s owned landfills and landfills operated under life-of-site operating agreements is approximately 50 years.  The Company is currently seeking to expand permitted capacity at five of its owned landfills and one landfill that it operates under a life-of-site operating agreement, and considers the achievement of these expansions to be probable.  Although the Company cannot be certain that all future expansions will be permitted as designed, the average remaining life, when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume, of the Company’s owned landfills and landfills operated under life-of-site operating agreements is 54 years, with lives ranging from 6 to 206 years.

During the six months ended June 30, 2006 and 2007, the Company expensed approximately $8,777 and $9,835, respectively, or an average of $2.52 and $2.53 per ton consumed, respectively, related to landfill depletion at owned landfills and landfills operated under life-of-site agreements.

The Company reserves for final capping, closure and post-closure maintenance obligations at the landfills it owns and landfills it operates under life-of-site operating agreements.  The Company calculates the net present value of its final capping, closure and post-closure commitments recorded in 2007 assuming a 2.5% inflation rate and a 7.5% discount rate.  The resulting final capping, closure and post-closure obligation is recorded on the balance sheet as an addition to site costs and amortized to depletion expense as the landfill’s airspace is consumed.  Interest is accreted on the recorded liability using the corresponding discount rate.  During the six months ended June 30, 2006 and 2007, the Company expensed approximately $300 and $522, respectively, or an average of $0.09 and $0.13 per ton consumed, respectively, related to final capping, closure and post-closure accretion expense.

The following is a reconciliation of the Company’s final capping, closure and post-closure liability balance from December 31, 2006 to June 30, 2007:

Final capping, closure and post-closure liability at December 31, 2006	$11,638
Adjustments to final capping, closure and post-closure liabilities	1,135
Assumption of closure liabilities from acquisitions	2,419
Liabilities incurred	635
Accretion expense	522
Closure expenditures	(83)
Final capping, closure and post-closure liability at June 30, 2007	$16,266

The Company recorded adjustments to its final capping, closure and post-closure liabilities due to revisions in cost estimates, a decrease in the expansion airspace at a landfill for which an expansion is being pursued, and estimated increases in annual volume at an owned landfill, causing the remaining life, in years, of the landfill to decrease.  The Company performs its annual review of its engineering cost and capacity estimates in the first quarter of each year.

At June 30, 2007, $14,790 of the Company’s restricted assets balance was for purposes of settling future final capping, closure and post-closure liabilities.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

5.  LONG-TERM DEBT

Long-term debt consists of the following:

	December 31, 2006	June 30, 2007
Revolver under Credit Facility, bearing interest ranging from 6.2% to 8.25%*	$400,000	$400,000
2026 Senior Convertible Notes, bearing interest at 3.75%	200,000	200,000
2001 Wasco Bonds, bearing interest from 7.0% to 7.25%*	11,740	11,285
California Tax-Exempt Bonds, bearing interest ranging from 3.65% to 3.95%*	20,090	20,030
Notes payable to sellers in connection with acquisitions, bearing interest at 5.5% to 7.5%*	4,867	4,056
Notes payable to third parties, bearing interest at 5.1% to 11.0%*	7,495	7,138
	644,192	642,509
Less - current portion	(6,884)	(6,657)
	$637,308	$635,852

*  Interest rates in the table above represent the range of interest rates incurred during the six month period ended June 30, 2007.

6.  NET INCOME PER SHARE INFORMATION

The following table sets forth the numerator and denominator used in the computation of basic and diluted net income per common share for the three and six months ended June 30, 2006 and 2007:

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
Numerator:
Net income for basic and diluted earnings per share	$19,200	$25,266	$34,923	$47,646

Denominator:
Basic shares outstanding	67,761,623	68,592,474	68,130,920	68,529,546
Dilutive effect of 2022 Convertible Subordinated Notes	649,132	-	786,051	-
Dilutive effect of stock options and warrants	1,785,697	1,687,348	1,833,633	1,762,522
Dilutive effective of restricted stock	131,384	345,264	104,121	314,778
Diluted shares outstanding	70,327,836	70,625,086	70,854,725	70,606,846

The Company’s Floating Rate Convertible Subordinated Notes due 2022 (the “2022 Notes”) were convertible, under certain circumstances, into a maximum of 8,137,002 shares of common stock until they were redeemed in May and June 2006.  The 2022 Notes required (subject to certain exceptions) payment of the principal value in cash and net share settle of the conversion value in excess of the principal value of the notes upon conversion.  In accordance with EITF 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share (“EITF 04-8”), the Company has included the dilutive effect of the conversion value in excess of the principal value of the notes.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

The Company’s 3.75% Convertible Senior Notes due 2026 (the “2026 Notes”) are convertible, under certain circumstances, into a maximum of 5,882,354 shares of common stock.  The 2026 Notes require (subject to certain exceptions) payment of the principal value in cash and net share settle of the conversion value in excess of the principal value of the notes upon conversion.  In accordance with EITF 04-8, these shares have not been included in the computation of diluted net income per share for the three and six months ended June 30, 2006 and 2007 because the conversion value was not in excess of the principal value of the notes.  In addition, the conversion feature of the 2026 Notes meets all the requirements of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, to be accounted for as an equity interest and not as a derivative.  Therefore, in the event the 2026 Notes become convertible, a holder electing to convert will receive a cash payment for the principal amount of the debt and net shares of the Company’s common stock equal to the value of the conversion spread, which the Company will account for as a debt repayment with no gain or loss, and the issuance of common stock will be recorded in stockholders’ equity.

For the three months ended June 30, 2006 and 2007, stock options and warrants to purchase 11,438 and zero shares, respectively, were excluded from the computation of diluted earnings per share as they were anti-dilutive.  For the six months ended June 30, 2006 and 2007, stock options and warrants to purchase 21,188 and 4,608 shares, respectively, were excluded from the computation of diluted earnings per share as they were anti-dilutive.

7.  COMPREHENSIVE INCOME

Comprehensive income includes changes in the fair value of interest rate swaps that qualify for hedge accounting.  The difference between net income and comprehensive income for the three and six months ended June 30, 2006 and 2007 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
Net income	$19,200	$25,266	$34,923	$47,646
Unrealized gain (loss) on interest rate swaps, net of tax expense (benefit) of $727 and $833 for the three months ended June 30, 2006 and 2007, respectively, and $1,957 and $(40) for the six months ended June 30, 2006 and 2007, respectively	1,236	1,319	3,333	(97)
Comprehensive income	$20,436	$26,585	$38,256	$47,549

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

The components of other comprehensive income and related tax effects for the three and six months ended June 30, 2006 and 2007 are as follows:

	Three months ended June 30, 2006
	Gross	Tax effect	Net of tax
Amounts reclassified into earnings	$(1,552)	$(574)	$(978)
Changes in fair value of interest rate swaps	3,515	1,301	2,214
	$1,963	$727	$1,236

	Three months ended June 30, 2007
	Gross	Tax effect	Net of tax
Amounts reclassified into earnings	$(837)	$(322)	$(515)
Changes in fair value of interest rate swaps	2,989	1,155	1,834
	$2,152	$833	$1,319

	Six months ended June 30, 2006
	Gross	Tax effect	Net of tax
Amounts reclassified into earnings	$(2,790)	$(1,033)	$(1,757)
Changes in fair value of interest rate swaps	8,080	2,990	5,090
	$5,290	$1,957	$3,333

	Six months ended June 30, 2007
	Gross	Tax effect	Net of tax
Amounts reclassified into earnings	$(2,258)	$(868)	$(1,390)
Changes in fair value of interest rate swaps	2,121	828	1,293
	$(137)	$(40)	$(97)

The estimated amount of the existing unrealized gains as of June 30, 2007 (based on the interest rate yield curve at that date) included in accumulated other comprehensive income expected to be reclassified into pre-tax earnings within the next 12 months is $3,328.  The timing of actual amounts reclassified into earnings is dependent on future movements in interest rates.

8.  INCOME TAXES

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), at the beginning of fiscal year 2007.  FIN 48 requires a company to evaluate whether the tax position taken by a company will more likely than not be sustained upon examination by the appropriate taxing authority.  It also provides guidance on how a company should measure the amount of benefit that the company is to recognize in its financial statements.  Under FIN 48, a company should also classify a liability for unrecognized tax benefits as current to the extent the company anticipates making a payment within one year.  As a result of the implementation of FIN 48, the changes to the Company’s reserve for uncertain tax positions was accounted for as a $2,897 adjustment to increase the beginning balance of retained earnings on the Company’s balance sheet.  At the beginning of 2007, the Company had approximately $6,702 of total gross unrecognized tax benefits.  Of this total, $2,618 (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

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

During the six months ended June 30, 2007, the Company recorded adjustments to income tax expense resulting from the reconciliation of its current and deferred income tax liability accounts and changes to the geographical apportionment of state income taxes.  The net impact of these adjustments was a decrease in income tax expense of $396.

9.  SHARE REPURCHASE PROGRAM

The Company’s Board of Directors has authorized a common stock repurchase program for the repurchase of up to $500,000 of common stock through December 31, 2008.  Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion.  The timing and amounts of any repurchases will depend on many factors, including the Company’s capital structure, the market price of the common stock and overall market conditions.  During the six months ended June 30, 2006 and 2007, the Company repurchased 3,501,150 and 1,690,430 shares, respectively, of its common stock under this program at a cost of $87,744 and $51,894, respectively.  Additionally, as a result of the stock split, fractional shares equal to 3,040 whole shares were repurchased at a price of $132.  As of June 30, 2007, the remaining maximum dollar value of shares available for purchase under the program is approximately $170,179.  The Company’s policy related to repurchases of common stock is to charge any excess of cost over par value entirely to additional paid-in capital.

10.  STOCK SPLIT

On February 12, 2007, the Company announced that its Board of Directors had authorized a three-for-two stock split of its common stock, in the form of a 50% stock dividend, payable to stockholders of record as of February 27, 2007.  Shares resulting from the split were issued on March 13, 2007. In connection therewith, the Company transferred $228 from retained earnings to common stock, representing the par value of additional shares issued.  All share and per share amounts for all periods presented have been adjusted to reflect the stock split.

11.  COMMITMENTS AND CONTINGENCIES

The Company’s subsidiary, High Desert Solid Waste Facility, Inc. (formerly known as Rhino Solid Waste, Inc.), owns undeveloped property in Chaparral, New Mexico, for which it sought a permit to operate a municipal solid waste landfill.  After a public hearing, the New Mexico Environment Department (the “Department”) approved the permit for the facility on January 30, 2002.  Colonias Development Council (“CDC”), a nonprofit organization, opposed the permit at the public hearing and appealed the Department’s decision to the courts of New Mexico, primarily on the grounds that the Department failed to consider the social impact of the landfill on the community of Chaparral, and failed to consider regional planning issues.  On July 18, 2005, in Colonias Dev. Council v. Rhino Envtl. Servs., Inc. (In re Rhino Envtl. Servs.), 2005 NMSC 24, 117 P.3d 939, the New Mexico Supreme Court remanded the matter back to the Department to conduct a limited public hearing on certain evidence that CDC claims was wrongfully excluded from consideration by the hearing officer, and to allow the Department to reconsider the evidence already proffered concerning the impact of the landfill on the surrounding community’s quality of life.  The parties have agreed to reschedule the hearing for July 2008 to allow the Company time to explore a possible relocation of the landfill.  At June 30, 2007, the Company had $8,725 of capitalized expenditures related to this landfill development project.  If the Company is not ultimately issued a permit to operate the landfill, the Company will be required to expense in a future period the $8,725 of capitalized expenditures, less the recoverable value of the undeveloped property and other amounts recovered, which would likely have a material adverse effect on the Company’s reported income for that period.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

The Company opened a municipal solid waste landfill in Harper County, Kansas in January 2006, following the issuance by the Kansas Department of Health and Environment (“KDHE”) of a final permit to operate the landfill.  On October 3, 2005, landfill opponents filed a suit (Board of Commissioners of Sumner County, Kansas, Tri-County Concerned Citizens and Dalton Holland v. Roderick Bremby, Secretary of the Kansas Department of Health and Environment, et al.) in the District Court of Shawnee County, Kansas (Case No. 05-C-1264), seeking a judicial review of the order, alleging that a site analysis prepared for the Company and submitted to the KDHE as part of the process leading to the issuance of the permit was deficient in several respects.  The action sought to stay the effectiveness of the permit and to nullify it.  On April 7, 2006, the District Court issued an order denying the plaintiffs’ request for judicial review on the grounds that they lack standing to bring the action.  The plaintiffs appealed this decision to the Kansas Court of Appeals.  Oral arguments were held on June 7, 2007, and the Company is awaiting the court’s decision.  While the Company believes that it will prevail in this case, a final adverse determination with respect to the permit would likely have a material adverse effect on the Company’s reported income in the future.  The Company cannot estimate the amount of any such material adverse effect.

Resourceful Environmental Services, Inc. (“RES”) filed a complaint alleging that Waste Connections, Inc. and Waste Connections of Mississippi, LLC misrepresented their intention concerning the potential purchase of RES (Resourceful Environmental Services, Inc. v. Waste Connections, et al., filed on December 31, 2002 in the Circuit Court of Tippah County, Mississippi, Case No. T-02-308).  Plaintiff sought compensatory damages of $400, and punitive damages of $50,000.  Following a trial in June 2007, the jury rendered a unanimous verdict in favor of the Company and the other defendants.  No further recourse is expected against the Company in this matter.

On October 25, 2006, a purported shareholder derivative complaint captioned Travis v. Mittelstaedt, et al. was filed in the United States District Court for the Eastern District of California, naming certain of the Company’s directors and officers as defendants, and naming the Company as a nominal defendant.  On January 30, 2007, a similar purported derivative action, captioned Pierce and Banister v. Mittelstaedt, et al., was filed in the same federal court as the Travis case. The Travis and Pierce and Banister cases have been consolidated. The consolidated complaint in the action alleges violations of various federal and California securities laws, breach of fiduciary duty, waste, and related claims in connection with the timing of certain stock option grants.  The consolidated complaint names as defendants certain of the Company’s current and former directors and officers, and names the Company as a nominal defendant. On June 22, 2007, the Company and the individual defendants filed motions to dismiss the consolidated action. The motions are pending, and a hearing on the motions is scheduled to occur in September 2007.

On October 30, 2006, the Company was served with another purported shareholder derivative complaint, naming certain of the Company’s current and former directors and officers as defendants, and naming the Company as a nominal defendant.  The suit, captioned Nichols v. Mittelstaedt, et al. and filed in the Superior Court of California, County of Sacramento, contains allegations substantially similar to the consolidated federal action described above.  On April 3, 2007, a fourth purported derivative action, captioned Priest v. Mittelstaedt, et al., was filed in the Superior Court of California, County of Sacramento, and contains allegations substantially similar to the consolidated federal action and the Nichols suit.  The Nichols and Priest suits have been stayed pending the outcome of the consolidated federal action.  The Company has completed a review of its historical stock option granting practices, including all option grants since its initial public offering in May 1998, and reported the results of the review to the Audit Committee of its Board of Directors.  The review identified a small number of immaterial exceptions to non-cash compensation expense attributable to administrative and clerical errors.  These exceptions are not material to the Company’s current and historical financial statements, and the Audit Committee concluded that no further action was necessary.  As with any litigation proceeding, the Company cannot predict with certainty the eventual outcome of this pending litigation, nor can it estimate the amount of any losses that might result.

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

In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business.  Except as noted in the legal cases described above, as of June 30, 2007, there is no current proceeding or litigation involving the Company that the Company believes will have a material adverse impact on its business, financial condition, results of operations or cash flows.

12.  SEGMENT INFORMATION

The following table shows our total reported revenues by service line and intercompany eliminations:

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
Collection	$151,370	$172,401	$291,650	$332,552
Disposal and transfer	66,165	78,569	124,593	145,211
Recycling and other	19,192	22,936	37,324	45,160
Total	$236,727	$273,906	$453,567	$522,923

Intercompany elimination	$29,757	$32,822	$56,428	$62,888

13.  SUBSEQUENT EVENT

In July 2007, the Company completed a $15,500 tax-exempt bond financing to fund the costs of acquisition of trucks and other solid waste vehicles and equipment and to pay certain costs associated with the issuance of the bonds.  The bonds mature on August 1, 2018, and bear interest at variable rates based on market conditions for California tax-exempt bonds.  The bonds are collateralized by a letter of credit issued by Bank of America under the Company’s credit facility for $15,678.

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

We are an integrated solid waste services company that provides solid waste collection, transfer, disposal and recycling services in mostly secondary markets in the Western and Southern U.S.  We also provide intermodal services for the rail haul movement of cargo containers in the Pacific Northwest through a network of six intermodal facilities.  We seek to avoid highly competitive, large urban markets and instead target markets where we can provide either solid waste services under exclusive arrangements, or markets where we can be integrated and attain high market share.  In markets where waste collection services are provided under exclusive arrangements, or where waste disposal is municipally funded or available at multiple municipal sources, we believe that controlling the waste stream by providing collection services under exclusive arrangements is often more important to our growth and profitability than owning or operating landfills.  As of June 30, 2007, we served more than one million residential, commercial and industrial customers from a network of operations in 23 states: Alabama, Arizona, California, Colorado, Idaho, Illinois, Iowa, Kansas, Kentucky, Minnesota, Mississippi, Montana, Nebraska, Nevada, New Mexico, Oklahoma, Oregon, South Dakota, Tennessee, Texas, Utah, Washington and Wyoming.  As of that date, we owned or operated a network of 121 solid waste collection operations, 44 transfer stations, 26 recycling operations, 33 municipal solid waste landfills and three construction and demolition landfills.

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements.  As described by the SEC, critical accounting estimates and assumptions are those that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and that have a material impact on the financial condition or operating performance of a company.  There was one change to our critical accounting estimates and assumptions in the six months ended June 30, 2007, which is described below.  Refer to our most recent Annual Report on Form 10-K for a complete description of our critical accounting estimates and assumptions.

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

GENERAL

The table below shows for the periods indicated our total reported revenues attributable to services provided (dollars in thousands).

	Three months ended June 30,				Six months ended June 30,
	2006		2007		2006		2007
Collection	$151,370	63.9%	$172,401	62.9%	$291,650	64.3%	$332,552	63.6%
Disposal and transfer	66,165	28.0	78,569	28.7	124,593	27.5	145,211	27.8
Recycling and other	19,192	8.1	22,936	8.4	37,324	8.2	45,160	8.6
Total	$236,727	100.0%	$273,906	100.0%	$453,567	100.0%	$522,923	100.0%

Intercompany elimination	$29,757		$32,822		$56,428		$62,888

The disposal tonnage that we received in the six months ended June 30, 2006 and 2007, at all of our landfills during the respective period, is shown below (tons in thousands):

	Six months ended June 30,
	2006		2007
	Number of Sites	Total Tons	Number of Sites	Total Tons
Owned landfills and landfills operated under life-of-site agreements	27	3,483	28	3,891
Operated landfills	8	535	8	506
	35	4,018	36	4,397

NEW ACCOUNTING PRONOUNCEMENTS

For a description of the new accounting standards that affect us, see Note 2 to our Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2007

The following table sets forth items in our condensed consolidated statements of income as a percentage of revenues for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of operations	61.1	58.7	60.4	58.8
Selling, general and administrative	10.0	10.3	10.2	10.6
Depreciation and amortization	9.1	8.7	9.3	8.8
Loss (gain) on disposal of assets	0.1	-	-	-
Operating income	19.7	22.3	20.1	21.8

Interest expense, net	(3.2)	(3.4)	(3.5)	(3.5)
Other income (expense)	-	0.1	(1.0)	0.1
Minority interests	(1.6)	(1.7)	(1.5)	(1.5)
Income tax expense	(5.6)	(6.8)	(5.3)	(6.5)
Net income	9.3%	10.5%	8.8%	10.4%

Revenues.  Total revenues increased $34.1 million, or 16.5%, to $241.1 million for the three months ended June 30, 2007, from $207.0 million for the three months ended June 30, 2006.  Acquisitions closed during, or subsequent to, the three months ended June 30, 2006, increased revenues by approximately $11.9 million.  Operating locations disposed of subsequent to June 30, 2006 contributed $1.3 million of revenues during the three months ended June 30, 2006.  During the three months ended June 30, 2007, increased prices charged to our customers, increased volume in our existing business, and revenues generated from two long-term contracts that commenced in 2007 resulted in net revenue increases of approximately $9.7 million, $5.2 million and $5.8 million respectively.  Increased recyclable commodity prices and volume during the three months ended June 30, 2007, increased revenues by $2.8 million.

Total revenues increased $62.9 million, or 15.8%, to $460.0 million for the six months ended June 30, 2007, from $397.1 million for the six months ended June 30, 2006.  Acquisitions closed during, or subsequent to, the six months ended June 30, 2006, increased revenues by approximately $25.4 million.  Operating locations disposed of subsequent to June 30, 2006, contributed $2.4 million of revenues during the six months ended June 30, 2006.  During the six months ended June 30, 2007, increased prices charged to our customers, increased volume in our existing business, and revenues generated from two long-term contracts that commenced in 2007 resulted in net revenue increases of approximately $19.5 million, $6.3 million and $8.3 million respectively.  Increased recyclable commodity prices and volume during the six months ended June 30, 2007, increased revenues by $5.4 million.  Other revenues increased by $0.4 million during the six months ended June 30, 2007.

Cost of Operations.  Total cost of operations increased $15.0 million, or 11.9%, to $141.6 million for the three months ended June 30, 2007, from $126.6 million for the three months ended June 30, 2006.  The increase was attributable to operating costs associated with acquisitions closed during, or subsequent to, the three months ended June 30, 2006, operating costs incurred to support two long-term contracts that commenced in 2007, increased labor expenses resulting from employee pay rate increases, increased employee medical benefit expenses resulting from an increase in medical claims severity, increased vehicle and equipment maintenance and repair costs, and increased franchise taxes, landfill taxes, third party trucking expenses and increased disposal expenses resulting from higher disposal volumes, partially offset by a decrease in auto and workers’ compensation claims under our high deductible insurance program. During the three months ended June 30, 2006, we accrued additional development costs for insurance claims of approximately $3.8 million. The increase was based on actuarially projected losses on open claims determined by our third party administrator’s review and a third party actuarial review of our estimated insurance liability, both of which are updated on a quarterly basis and reviewed by us.

Total cost of operations increased $30.8 million, or 12.9%, to $270.4 million for the six months ended June 30, 2007, from $239.6 million for the six months ended June 30, 2006.  The increase was attributable to operating costs associated with acquisitions closed during, or subsequent to, the six months ended June 30, 2006, operating costs incurred to support two long-term contracts that commenced in 2007, increased labor expenses resulting from employee pay rate increases, increased vehicle and equipment maintenance and repair costs, increased franchise taxes, landfill taxes, third party trucking expenses and increased disposal expenses resulting from higher disposal volumes.

Cost of operations as a percentage of revenues decreased 2.4 percentage points to 58.7% for the three months ended June 30, 2007, from 61.1% for the three months ended June 30, 2006.  Cost of operations as a percentage of revenues decreased 1.6 percentage points to 58.8% for the six months ended June 30, 2007, from 60.4% for the three months ended June 30, 2006.  The decreases as a percentage of revenues was primarily attributable to decreased auto and workers’ compensation insurance claims costs, leveraging existing personnel to support increased collection and disposal volumes, and increased prices charged to our customers being higher, on a percentage basis, than the majority of expense increases recognized subsequent to June 30, 2006.  This decrease was partially offset by acquisitions closed during, or subsequent to, the six months ended June 30, 2006, and two long-term contracts that commenced in 2007, which have operating margins below our company average.

SG&A.  SG&A expenses increased $4.2 million, or 20.2%, to $24.8 million for the three months ended June 30, 2007, from $20.6 million for the three months ended June 30, 2006.  SG&A expenses increased $8.3 million, or 20.5%, to $48.7 million for the six months ended June 30, 2007, from $40.4 million for the six months ended June 30, 2006.  The increases in SG&A expenses were primarily the result of additional personnel from acquisitions closed during, or subsequent to, the six months ended June 30, 2006, SG&A costs incurred to support two long-term contracts that commenced in 2007, increased payroll expense due to increased headcount to support our base operations, increased equity compensation expense, cash compensation increases and increased bonus compensation expense based on the results of operations during the six months ended June 30, 2007.

SG&A expenses as a percentage of revenues increased 0.3 percentage points to 10.3% for the three months ended June 30, 2007, from 10.0% for the three months ended June 30, 2006.  SG&A expenses as a percentage of revenues increased 0.4 percentage points to 10.6% for the six months ended June 30, 2007, from 10.2% for the six months ended June 30, 2006.  The increases as a percentage of revenue were primarily attributable to increased equity compensation expense and increased bonus compensation expense.

Depreciation and Amortization.  Depreciation and amortization expense increased $2.2 million, or 11.7%, to $20.9 million for the three months ended June 30, 2007, from $18.7 million for the three months ended June 30, 2006.  Depreciation and amortization expense increased $3.5 million, or 9.6%, to $40.5 million for the six months ended June 30, 2007, from $37.0 million for the six months ended June 30, 2006.  The increases were primarily attributable to depreciation and amortization associated with acquisitions closed during, or subsequent to, the six months ended June 30, 2006, higher landfill depletion expense due to increased disposal volumes at our landfills, and depreciation expense resulting from facilities, fleet and equipment purchased to support two long-term contracts that commenced in 2007.

Depreciation and amortization expense as a percentage of revenues decreased 0.4 percentage points to 8.7% for the three months ended June 30, 2007, from 9.1% for the three months ended June 30, 2006. Depreciation and amortization expense as a percentage of revenues decreased 0.5 percentage points to 8.8% for the six months ended June 30, 2007, from 9.3% for the six months ended June 30, 2006. The decreases in depreciation and amortization expense as a percentage of revenues were the result of leveraging our existing fleet and equipment to support increases in collection and landfill volumes.

Operating Income. Operating income increased $13.0 million, or 31.8%, to $53.8 million for the three months ended June 30, 2007, from $40.8 million for the three months ended June 30, 2006.  Operating income increased $20.2 million, or 25.3%, to $100.2 million for the six months ended June 30, 2007, from $80.0 million for the six months ended June 30, 2006.  The increases were primarily attributable to increased revenues, offset by increased operating costs, increased SG&A expenses to support the revenue growth and increased depreciation and amortization expenses.

Operating income as a percentage of revenues increased 2.6 percentage points to 22.3% for the three months ended June 30, 2007, from 19.7% for the three months ended June 30, 2006.  Operating income as a percentage of revenues increased 1.7 percentage points to 21.8% for the six months ended June 30, 2007, from 20.1% for the six months ended June 30, 2006. The increases as a percentage of the revenue were due to the previously described percentage of revenue decreases in cost of operations and depreciation and amortization expenses, partially offset by increased SG&A expense.

Interest Expense.  Interest expense increased $1.7 million, or 25.3%, to $8.3 million for the three months ended June 30, 2007, from $6.6 million for the three months ended June 30, 2006.  Interest expense increased $2.0 million, or 14.2%, to $16.1 million for the six months ended June 30, 2007, from $14.1 million for the six months ended June 30, 2006.  The increases were attributable to higher average borrowing rates on our credit facility, partially offset by a $1.0 million reduction of interest expense for the three and six months ended June 30, 2006 on our 2022 Notes as a result of the timing of the conversion of the 2022 Notes into common stock by the note holders after we called the notes for redemption, interest income on increased cash balances, lower average debt balances and a reduction in our overall average interest rate resulting from completing our offering of the 2026 Notes on March 20, 2006.  The higher average borrowing rates on our credit facility were the result of $250.0 million of interest rate swap agreements with a weighted-average fixed borrowing cost of 2.55%, existing during the three and six months ended June 30, 2006, expiring in the first quarter of 2007.  Upon the expiration of these interest rate swaps, we commenced $250.0 million of new interest rate swaps with a weighted-average fixed borrowing cost of 4.33%, plus applicable margin.

Other Income (Expense).  Other income (expense) changed to an income total of $0.4 million for the six months ended June 30, 2007, from an expense total of $4.0 million for the six months ended June 30, 2006.  Other expense in the six months ended June 30, 2006 primarily consisted of $4.2 million of costs associated with the write-off of the unamortized debt issuance costs associated with our 2022 Notes.

Minority Interests.  Minority interests increased $0.8 million, or 24.5%, to $4.1 million for the three months ended June 30, 2007, from $3.3 million for the three months ended June 30, 2006.  Minority interests increased $1.0 million, or 15.6%, to $7.0 million for the six months ended June 30, 2007, from $6.0 million for the six months ended June 30, 2006.  The increases in minority interests were due to increased earnings by our majority-owned subsidiaries.

Income Tax Provision.  Income taxes increased $4.7 million, or 40.7%, to $16.4 million for the three months ended June 30, 2007, from $11.7 million for the three months ended June 30, 2006.  Income taxes increased $9.0 million, or 42.8%, to $29.9 million for the six months ended June 30, 2007, from $20.9 million for the six months ended June 30, 2006.  Our effective tax rates for the three months ended June 30, 2006 and 2007 were 37.8% and 39.4%, respectively, and 37.5% and 38.5% for the six months ended June 30, 2006 and 2007, respectively.  Our effective tax rate increased in the three and six months ended June 30, 2007, as a result of changes to state apportionment factors and the recognition of interest on uncertain tax positions.

During the six months ended June 30, 2007, we recorded adjustments to income tax expense resulting from the reconciliation of our current and deferred income tax liability accounts and changes to state apportionment factors.  The net impact of these adjustments was a decrease in the effective tax rate for the six months ended June 30, 2007, of 0.5 percentage points.

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

As of June 30, 2007, we had a working capital deficit of $13.7 million, including cash and equivalents of $10.0 million.  Our working capital decreased $24.1 million from a positive balance of $10.4 million at December 31, 2006.  Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements to reduce our indebtedness under our credit facility and to minimize our cash balances.  At June 30, 2007, the outstanding balances of our LIBOR-based debt equaled the outstanding balance of our LIBOR-based interest rate swaps.  We elected not to apply our cash balances to reduce further our indebtedness under our credit facility because doing so would eliminate our ability to apply hedge accounting to our interest rate swaps.  The decrease in our working capital position from December 31, 2006, to June 30, 2007, resulted primarily from a decrease in our cash balances.  The decrease in our cash balances primarily was the result of repurchases of our common stock and funding the purchase price of acquisitions closed with outstanding cash, partially offset by free cash flow generated from our operations.

For the six months ended June 30, 2007, net cash provided by operating activities was $107.3 million, including $12.4 million provided by working capital for the period.  The primary components of the reconciliation of net income to net cash provided by operating activities for the six months ended June 30, 2007, consist of non-cash expenses, including $40.5 million of depreciation and amortization, $7.0 million of minority interests expense, $1.0 million of debt issuance cost amortization, a $3.7 million increase in net deferred tax liabilities, and $3.1 million of stock compensation expense, less $8.5 million of excess tax benefit from equity-based compensation reclassified to cash flows from financing activities.

For the six months ended June 30, 2006, net cash provided by operating activities was approximately $96.0 million, including $10.5 million provided by working capital for the period. The primary components of the reconciliation of net income to net cash provided by operating activities for the six months ended June 30, 2006, consist of non-cash expenses, including $37.0 million of depreciation and amortization, $6.0 million of minority interests expense, $5.3 million of debt issuance cost amortization, a $6.0 million increase in net deferred tax liabilities, and $1.6 million of stock compensation expense, less $5.5 million of excess tax benefit from stock option exercises reclassified to cash flows from financing activities.

For the six months ended June 30, 2007, net cash used in investing activities was $105.8 million.  Of this amount, $40.6 million was used to fund the cash portion of acquisitions and to pay a portion of acquisition costs that were included as a component of accrued liabilities at December 31, 2006.  Cash used for capital expenditures was $64.5 million, which was primarily for investments in fixed assets, consisting of trucks, containers, other equipment and landfill development.  The increase in capital expenditures of $15.5 million for the six months ended June 30, 2007, as compared to the six months ended June 30, 2006, is due primarily to capital expenditures associated with a new long-term contract in California.

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

For the six months ended June 30, 2007, net cash used in financing activities was $26.5 million, which included $21.1 million of proceeds from stock option and warrant exercises, a $5.8 million change in book overdraft, and $8.5 million of excess tax benefit from equity-based compensation, less $6.3 million of cash distributions to minority interest holders, $3.7 million of net payments under our various debt arrangements, and $51.9 million of repurchases of our common stock.

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

We made $64.5 million in capital expenditures during the six months ended June 30, 2007.  We expect to make capital expenditures of approximately $100.0 million in 2007 in connection with our existing business and approximately $15.5 million associated with the commencement of a new long-term contract in California.  We intend to fund our planned 2007 capital expenditures principally through existing cash, internally generated funds, and borrowings under our existing credit facility.  In addition, we may make substantial additional capital expenditures in acquiring solid waste collection and disposal businesses.  If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity.  We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities.  We believe that our credit facility and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future.

As of June 30, 2007, we had $400.0 million outstanding under our senior secured revolving credit facility, exclusive of outstanding stand-by letters of credit of $62.5 million.  As of June 30, 2006 and 2007, we were in compliance with all applicable covenants in our credit facility.

As of June 30, 2007, we had the following contractual obligations (in thousands):

	Payments Due by Period
Recorded Obligations	Total	Less Than 1 Year	2 to 3 Years	4 to 5 Years	Over 5 Years
Long-term debt	$642,509	$6,657	$17,482	$603,742	$14,628

Long-term debt payments include:

(1) $400.0 million in principal payments due in 2012 related to our credit facility.  Our credit facility bears interest, at our option, at either the base rate plus the applicable base rate margin (8.25% at June 30, 2007) on base rate loans, or the Eurodollar rate plus the applicable Eurodollar margin (approximately 6.2% at June 30, 2007) on Eurodollar loans.  As of June 30, 2007, our credit facility allowed us to borrow up to $750.0 million.

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

(4) $20.0 million in principal payments related to our California tax-exempt bonds.  Our California tax-exempt bonds bear interest at variable rates (3.7% at June 30, 2007) and have maturity dates ranging from 2008 to 2016.

(5) $4.1 million in principal payments related to our notes payable to sellers.  Our notes payable to sellers bear interest at rates between 5.5% and 7.5% at June 30, 2007, and have maturity dates ranging from 2010 to 2036.

(6) $7.1 million in principal payments related to our notes payable to third parties.  Our notes payable to third parties bear interest at rates between 5.1% and 11.0% at June 30, 2007, and have maturity dates ranging from 2007 to 2010.

In July 2007, we completed a $15.5 million tax-exempt bond financing to fund the costs of acquisition of trucks and other solid waste vehicles and equipment and to pay certain costs associated with the issuance of the bonds. The bonds mature on August 1, 2018, and bear interest at variable rates based on market conditions for California tax-exempt bonds. The bonds are collateralized by a letter of credit issued by Bank of America under our credit facility for $15.7 million.

The total liability for uncertain tax positions under FIN 48 at June 30, 2007 is $6.7 million (refer to Note 8 of the Notes to Condensed Consolidated Financial Statements, in Part I of this Quarterly Report on Form 10-Q).  We are not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, we do not expect a significant payment related to these obligations within the next year.

	Amount of Commitment Expiration Per Period
Unrecorded Obligations	Total	Less Than 1 Year	2 to 3 Years	4 to 5 Years	Over 5 Years
Operating leases(1)	$47,112	$6,222	$10,009	$8,146	$22,735

(1)  We are party to operating lease agreements.  These lease agreements are established in the ordinary course of our business and are designed to provide us with access to facilities at competitive, market-driven prices.  These arrangements have not materially affected our financial position, results of operations or liquidity during the three and six months ended June 30, 2007, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

We have obtained stand-by letters of credit and financial surety bonds, primarily to support our financial assurance needs and landfill operations.  We had provided customers and various regulatory authorities with surety bonds in the aggregate amounts of approximately $153.7 million and $168.4 million at December 31, 2006, and June 30, 2007, respectively.  These arrangements have not materially affected our financial position, results of operations or liquidity during the six months ended June 30, 2007, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

The minority interests holders of a majority-owned subsidiary of ours have a currently exercisable put option to require us to complete the acquisition of this majority-owned subsidiary by purchasing their minority ownership interests for fair market value.  The put option calculates the fair market value of the subsidiary based on its current operating income before depreciation and amortization, as defined in the put option agreement. The put option does not have a stated termination date.  At June 30, 2007, the minority interests holders' pro rata share of the subsidiary's fair market value is estimated to be worth between $88.4 million and $104.8 million.  Because the put is calculated at fair market value, no amounts have been accrued relative to the put option.  In the event the minority interests holders elect to exercise the put option, we intend to fund the transaction using borrowings from our credit facility.

From time to time we evaluate our existing operations and their strategic importance to us.  If we determine that a given operating unit does not have future strategic importance, we may sell or otherwise dispose of those operations.  Although we believe our operations would not be impaired by such dispositions, we could incur losses on them.

FREE CASH FLOW

We are providing free cash flow, a non-GAAP financial measure, because it is widely used by investors as a valuation and liquidity measure in the solid waste industry.  This measure should be used in conjunction with U.S. generally accepted accounting principles financial measures.  Management uses free cash flow as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations.  We define free cash flow as net cash provided by operating activities plus proceeds from disposal of assets and excess tax benefit associated with equity-based compensation, plus or minus change in book overdraft, less capital expenditures for property and equipment and distributions to minority interest holders.  Other companies may calculate free cash flow differently.  Our free cash flow for the six months ended June 30, 2006 and 2007, is calculated as follows (amounts in thousands):

	Six months ended June 30,
	2006	2007
Net cash provided by operating activities	$95,996	$107,278
Change in book overdraft	(5,333)	5,838
Plus: Proceeds from disposal of assets	313	559
Plus: Excess tax benefit associated with equity-based compensation	5,501	8,534
Less: Capital expenditures for property and equipment	(49,038)	(64,509)
Less: Distributions to minority interest holders	(4,900)	(6,272)
Free cash flow	$42,539	$51,428

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

At June 30, 2007, our derivative instruments consisted of three interest rate swap agreements that effectively fix the interest rate on the applicable notional amounts of our variable rate debt as follows (dollars in thousands):

Date Entered	Notional Amount	Fixed Interest Rate Paid*	Variable Interest Rate Received	Effective Date	Expiration Date
September 2005	$ 175,000	4.33%	1-month LIBOR	February 2007	February 2009
September 2005	$ 75,000	4.34%	1-month LIBOR	March 2007	March 2009
December 2005	$ 150,000	4.76%	1-month LIBOR	June 2006	June 2009

* plus applicable margin.

All the interest rate swap agreements are considered highly effective as cash flow hedges for a portion of our variable rate debt, and we apply hedge accounting to account for these instruments.  The notional amounts and all other significant terms of the swap agreements are matched to the provisions and terms of the variable rate debt being hedged.

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our market risk sensitive hedge positions and all other debt.  Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions.  Actual market movements may vary significantly from our assumptions.  Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements.  We are exposed to cash flow risk due to changes in interest rates with respect to the unhedged floating rate balances owed at December 31, 2006, and June 30, 2007, of $24.1 million and $23.4 million, respectively, including floating rate debt under our credit facility, various floating rate notes payable to third parties and floating rate municipal bond obligations.  A one percent increase in interest rates on our variable-rate debt as of December 31, 2006, and June 30, 2007, would decrease our annual pre-tax income by approximately $0.2 million.  All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations.

Although fuel and energy costs account for a relatively small portion of our total revenues, the market price of diesel fuel is unpredictable and can fluctuate significantly.  We purchase a majority of our fuel at market prices.  A significant increase in the price of fuel could adversely affect our business and reduce our operating margins.  A $0.10 per gallon increase in the price of fuel over a one-year period would decrease our annual pre-tax income by approximately $2.0 million.

We market a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals.  We own and operate 26 recycling processing operations and sell other collected recyclable materials to third parties for processing before resale.  Certain of our municipal recycling contracts in the state of Washington specify benchmark resale prices for recycled commodities.  If the prices we actually receive for the processed recycled commodities collected under the contract exceed the prices specified in the contract, we share the excess with the municipality, after recovering any previous shortfalls resulting from actual market prices falling below the prices specified in the contract.  To reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties.  Although there can be no assurance of market recoveries, in the event of a decline in recycled commodity prices, a 10% decrease in average recycled commodity prices from the prices that were in effect at June 30, 2006 and 2007, would have resulted in a decrease in revenues of $1.1 million and $1.8 million, respectively, for the six months ended June 30, 2006 and 2007.

Item 4. Controls and Procedures

As required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter covered by this quarterly report on Form 10-Q.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2007, that our disclosure controls and procedures were effective at the reasonable assurance level such that information required to be disclosed in our Exchange Act reports: (1) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s, or SEC’s, rules and forms; and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended June 30, 2007, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

No material developments have occurred in the legal proceeding involving Colonias Dev. Council v. Rhino Envtl. Servs., Inc. (In re Rhino Envtl. Servs.) described in our annual report on Form 10-K for the fiscal year ended December 31, 2006, except that the parties have agreed to reschedule the hearing to be conducted by the New Mexico Environmental Department for July 2008, to allow us time to explore a possible relocation of the landfill.  Refer to Note 11 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q for a description of this legal proceeding.

No material developments have occurred in the legal proceeding involving Board of Commissioners of Sumner County, Kansas, Tri-County Concerned Citizens and Dalton Holland v. Roderick Bremby, Secretary of the Kansas Department of Health and Environment, et al. described in our annual report on Form 10-K for the fiscal year ended December 31, 2006, except that the oral arguments on Plaintiff’s appeal were held on June 7, 2007, and the parties are awaiting a decision.  Refer to Note 11 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q for a description of this legal proceeding.

In the legal proceeding involving Resourceful Environmental Services, Inc. v. Waste Connections, et al. described in our annual report on Form 10-K for the fiscal year ended December 31, 2006, a jury trial was held in June 2007 and the jury returned a unanimous verdict in our favor and in favor of the other defendants.  Refer to Note 11 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q for a description of this legal proceeding.

No material developments have occurred in the purported derivative actions captioned Travis v. Mittelstaedt, et al. and Pierce and Banister v. Mittelstaedt, et al., described in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, except that the actions have been consolidated and the plaintiffs have filed a consolidated complaint. In addition, on June 22, 2007, the Company and the individual defendants filed motions to dismiss the consolidated action. The motions are pending and a hearing on the motions is scheduled to occur in September 2007. No material developments have occurred in the purported derivative actions captioned Nichols v. Mittelstaedt, et al. and Priest v. Mittelstaedt, et al., described in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, except that the suits have been stayed pending the outcome of the consolidated federal action. Refer to Note 11 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q for a description of these legal proceedings.

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

In addition, we are a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business.  Except as noted in the legal cases described above, and in Note 11 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q, as of June 30, 2007, there is no current proceeding or litigation involving us that we believe will have a material adverse impact on our business, financial condition, results of operations or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On May 3, 2004, we announced that our Board of Directors authorized a common stock repurchase program for the repurchase of up to $200 million of our common stock over a two-year period.  On July 25, 2005, we announced that our Board of Directors approved an increase in, and extension of, the common stock repurchase program.  On October 23, 2006, we announced that our Board of Directors authorized an additional increase in, and extension of, the common stock repurchase program.  We are now authorized to purchase up to $500 million of our common stock through December 31, 2008.  Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management's discretion.  The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of our common stock and overall market conditions.  As of June 30, 2007, we have repurchased 10.1 million shares of our common stock at a cost of $338.8 million, $329.8 million of which was under the program.  The table below reflects repurchases we have made for the three months ended June 30, 2007 (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
4/1/07 - 4/30/07	-	$-	-	$216,659
5/1/07 - 5/31/07	1,016,590	31.29	1,016,590	184,852
6/1/07 - 6/30/07	486,300	30.17	486,300	170,179
	1,502,890	30.93	1,502,890

(1)	This amount represents the weighted average price paid per common share. This price includes a per share commission paid for all repurchases.

Item 4.	Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on May 16, 2007.

Our stockholders reelected Ronald J. Mittelstaedt as a Class III director by the votes indicated below:

Total Votes For:	62,668,930
Total Votes Withheld:	1,846,850

Our stockholders reelected Edward E. “Ned” Guillet as a Class III director by the votes indicated below:

Total Votes For:	63,457,267
Total Votes Withheld:	1,058,513

Our stockholders approved the proposal to amend our Amended and Restated Certificate of Incorporation to increase the authorized number of shares of common stock from 100,000,000 to 150,000,000 shares by the votes indicated below:

Total Votes For:	63,013,699
Total Votes Against:	1,466,244
Total Votes Abstained:	35,837
Total Broker Non-Vote:	0

In addition, our stockholders ratified the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year 2007 by the votes indicated below:

Total Votes For:	64,473,959
Total Votes Against:	33,990
Total Votes Abstained:	7,831
Total Broker Non-Vote	0

Item 6.	Exhibits

Exhibit Number	Description of Exhibits
3.1	Amended and Restated Certificate of Incorporation of the Registrant
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on July 22, 2004)
10.1 +	Employment Agreement between the Registrant and Eric Merrill, dated as of June 1, 2007
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350

+ Management contract or compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASTE CONNECTIONS, INC.

Date: July 24, 2007	BY:	/s/ Ronald J. Mittelstaedt
Ronald J. Mittelstaedt,
Chief Executive Officer

Date: July 24, 2007	BY:	/s/ Worthing F. Jackman
Worthing F. Jackman,
Executive Vice President and Chief Financial Officer