Form 10-Q
period 2007-09-30
WASTE CONNECTIONS INC/DE
filed 2007-10-23
CIK 1057058

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

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

As of October 15, 2007: 67,967,043 shares of common stock

WASTE CONNECTIONS, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	December 31, 2006	September 30, 2007
ASSETS
Current assets:
Cash and equivalents	$34,949	$13,089
Accounts receivable, net of allowance for doubtful accounts of $3,489 and $4,098 at December 31, 2006 and September 30, 2007, respectively	100,269	124,616
Deferred income taxes	9,373	12,645
Prepaid expenses and other current assets	15,642	14,726
Total current assets	160,233	165,076

Property and equipment, net	736,428	855,872
Goodwill	750,397	784,948
Intangible assets, net	86,098	90,252
Restricted assets	15,917	16,999
Other assets, net	24,818	22,129
	$1,773,891	$1,935,276
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53,010	$58,498
Book overdraft	-	6,495
Accrued liabilities	57,810	70,250
Deferred revenue	32,161	41,620
Current portion of long-term debt and notes payable	6,884	12,098
Total current liabilities	149,865	188,961

Long-term debt and notes payable	637,308	687,595
Other long-term liabilities	16,712	30,759
Deferred income taxes	205,532	212,348
Total liabilities	1,009,417	1,119,663

Commitments and contingencies (Note 12)
Minority interests	27,992	28,700

Stockholders’ equity:
Preferred stock: $0.01 par value per share; 7,500,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.01 par value per share; 150,000,000 shares authorized; 68,266,038 and 67,882,968 shares issued and outstanding at December 31, 2006 and September 30, 2007, respectively	455	679
Additional paid-in capital	310,229	284,326
Retained earnings	422,731	501,727
Accumulated other comprehensive income	3,067	181
Total stockholders’ equity	736,482	786,913
	$1,773,891	$1,935,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
Revenues	$216,547	$250,775	$613,686	$710,811
Operating expenses:
Cost of operations	128,709	145,790	368,346	416,234
Selling, general and administrative	21,424	25,782	61,846	74,482
Depreciation and amortization	19,072	22,196	56,040	62,716
Loss (gain) on disposal of assets	(189)	(97)	(35)	95
Operating income	47,531	57,104	127,489	157,284

Interest expense	(7,572)	(8,717)	(21,685)	(24,830)
Other income (expense), net	141	(174)	(3,840)	243
Income before income taxes and minority interests	40,100	48,213	101,964	132,697

Minority interests	(3,719)	(4,175)	(9,748)	(11,145)
Income from operations before income taxes	36,381	44,038	92,216	121,552
Income tax provision	(14,508)	(15,356)	(35,420)	(45,225)
Net income	$21,873	$28,682	$56,796	$76,327

Basic earnings per common share	$0.32	$0.42	$0.83	$1.12

Diluted earnings per common share	$0.31	$0.41	$0.81	$1.08

Shares used in calculating basic income per share	68,235,948	68,022,587	68,166,312	68,358,534
Shares used in calculating diluted income per share	69,895,736	69,868,793	70,404,437	70,350,770

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
Nine months ended September 30, 2007
(Unaudited)
(In thousands, except share amounts)

		STOCKHOLDERS’ EQUITY
					Accumulated
		Common Stock		Additional	Other
	Comprehensive			Paid-In	Comprehensive	Retained
	Income	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balances at December 31, 2006		68,266,038	$455	$310,229	$3,067	$422,731	$736,482
Stock split		-	228	-	-	(228)	-
Vesting of restricted stock		112,148	1	(1)	-	-	-
Cancellation of unvested restricted stock		-	-	(1,577)	-	-	(1,577)
Stock-based compensation		-	-	4,636	-	-	4,636
Exercise of stock options and warrants		1,603,112	16	24,813	-	-	24,829
Excess tax benefit associated with equity-based compensation		-	-	10,190	-	-	10,190
Repurchase of common stock		(2,098,330)	(21)	(64,017)	-	-	(64,038)
Issuance of common stock warrants to consultants		-	-	53	-	-	53
Cumulative change from adoption of accounting policy		-	-	-	-	2,897	2,897
Amounts reclassified into earnings, net of taxes		-	-	-	(1,989)	-	(1,989)
Change in fair value of interest rate swaps, net of taxes		-	-	-	(897)	-	(897)
Net income	$76,327	-	-	-	-	76,327	76,327
Other comprehensive loss	(4,687)	-	-	-	-	-	-
Income tax effect of other comprehensive loss	1,801	-	-	-	-	-	-
Comprehensive income	$73,441	-	-	-	-	-	-
Balances at September 30, 2007		67,882,968	$679	$284,326	$181	$501,727	$786,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine months ended September 30,
	2006	2007
Cash flows from operating activities:
Net income	$56,796	$76,327
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on disposal of assets	(35)	95
Depreciation	52,990	59,553
Amortization of intangibles	3,050	3,163
Deferred income taxes, net of acquisitions	11,524	7,984
Minority interests	9,748	11,145
Amortization of debt issuance costs	5,758	1,695
Stock-based compensation	2,562	4,636
Interest income on restricted assets	(462)	(332)
Closure and post-closure accretion	476	769
Excess tax benefit associated with equity-based compensation	(5,660)	(10,190)
Net change in operating assets and liabilities, net of acquisitions	15,593	15,220
Net cash provided by operating activities	152,340	170,065

Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(35,948)	(85,652)
Capital expenditures for property and equipment	(73,482)	(96,106)
Proceeds from disposal of assets	1,950	955
Increase in restricted assets, net of interest income	(792)	(750)
Increase in other assets	(321)	(512)
Net cash used in investing activities	(108,593)	(182,065)

Cash flows from financing activities:
Proceeds from long-term debt	655,996	574,000
Principal payments on notes payable and long-term debt	(608,141)	(549,748)
Change in book overdraft	(6,143)	6,495
Proceeds from option and warrant exercises	26,048	24,829
Excess tax benefit associated with equity-based compensation	5,660	10,190
Distributions to minority interest holders	(7,840)	(10,437)
Payments for repurchase of common stock	(100,245)	(64,038)
Debt issuance costs	(6,069)	(1,151)
Net cash used in financing activities	(40,734)	(9,860)

Net increase (decrease) in cash and equivalents	3,013	(21,860)
Cash and equivalents at beginning of period	7,514	34,949
Cash and equivalents at end of period	$10,527	$13,089

Non-cash financing activity:
Liabilities assumed and notes payable issued to sellers of businesses acquired	$1,213	$44,861

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

1.  BASIS OF PRESENTATION AND SUMMARY

The accompanying condensed consolidated financial statements relate to Waste Connections, Inc. and its subsidiaries (“WCI” or the “Company”) as of September 30, 2007 and for the three and nine month periods ended September 30, 2006 and 2007.  In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows and stockholders’ equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with U.S. generally accepted accounting principles.  The Company’s condensed consolidated balance sheet as of December 31, 2006 was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses.  Examples include accounting for landfills, self-insurance, deferred taxes, effective tax rate, allocation of acquisition purchase price and asset impairments.  Other areas that involve estimation are the amount of potential exposure the Company may have with respect to litigation, claims and assessments in accordance with FASB Statement No. 5, Accounting for Contingencies, and the potential outcome of future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Actual results and outcomes may differ from management’s estimates and assumptions.

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

SFAS 159.  In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  SFAS 159 permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”).  A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Upfront costs and fees related to items for which the fair value option is elected are recognized in earnings as incurred and not deferred.  SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company is currently evaluating whether to adopt the fair value option permitted under this statement, including assessing the impact that the fair value option would have on the Company's financial position and results of operations if adopted.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

3.  STOCK-BASED COMPENSATION

A summary of outstanding restricted stock and restricted stock units under the 2002 Restricted Stock Plan and the Second Amended and Restated 2004 Equity Incentive Plan at December 31, 2006 and September 30, 2007, and changes during the nine month period ended September 30, 2007, is presented below:

Unvested Shares
Outstanding at December 31, 2006	568,940
Granted	421,602
Forfeited	(17,382)
Vested	(165,651)
Outstanding at September 30, 2007	807,509

The weighted average grant date fair value per share for the 421,602 shares of common stock underlying restricted stock units granted during the nine month period ended September 30, 2007 was $29.04.  During the nine months ended September 30, 2006 and 2007, the Company's stock-based compensation expense from restricted stock and restricted stock units was $2,138 and $4,139, respectively.

4.  LANDFILL ACCOUNTING

At September 30, 2007, the Company owned 27 landfills, and operated, but did not own, three landfills under life-of-site operating agreements and seven landfills under limited-term operating agreements.  The Company’s landfills have site costs with a net book value of $482,923 at September 30, 2007.  With the exception of three owned landfills that only accept construction and demolition waste, all landfills that the Company owns or operates are municipal solid waste landfills.  For the Company’s seven landfills operated under limited-term operating agreements, the owner of the property (generally a municipality) usually owns the permit and is generally responsible for final capping, closure and post-closure obligations.  The Company is responsible for all final capping, closure and post-closure liabilities for the three landfills that it operates under life-of-site operating agreements.

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

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

Based on remaining permitted capacity as of September 30, 2007, and projected annual disposal volumes, the average remaining landfill life for the Company’s owned landfills and landfills operated under life-of-site operating agreements is approximately 47 years.  The Company is currently seeking to expand permitted capacity at four of its owned landfills and one landfill that it operates under a life-of-site operating agreement, and considers the achievement of these expansions to be probable.  Although the Company cannot be certain that all future expansions will be permitted as designed, the average remaining life, when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume, of the Company’s owned landfills and landfills operated under life-of-site operating agreements is 51 years, with lives ranging from 6 to 206 years.

During the nine months ended September 30, 2006 and 2007, the Company expensed approximately $13,314 and $15,436, respectively, or an average of $2.48 and $2.53 per ton consumed, respectively, related to landfill depletion at owned landfills and landfills operated under life-of-site agreements.

The Company reserves for final capping, closure and post-closure maintenance obligations at the landfills it owns and landfills it operates under life-of-site operating agreements.  The Company calculates the net present value of its final capping, closure and post-closure commitments recorded in 2007 assuming a 2.5% inflation rate and a 7.5% discount rate.  The resulting final capping, closure and post-closure obligation is recorded on the balance sheet as an addition to site costs and amortized to depletion expense as the landfill’s airspace is consumed.  Interest is accreted on the recorded liability using the corresponding discount rate.  During the nine months ended September 30, 2006 and 2007, the Company expensed approximately $476 and $769, respectively, or an average of $0.09 and $0.13 per ton consumed, respectively, related to final capping, closure and post-closure accretion expense.

The following is a reconciliation of the Company’s final capping, closure and post-closure liability balance from December 31, 2006 to September 30, 2007:

Final capping, closure and post-closure liability at December 31, 2006	$11,638
Adjustments to final capping, closure and post-closure liabilities	1,223
Assumption of closure liabilities from acquisitions	3,404
Liabilities incurred	955
Accretion expense	769
Closure expenditures	(955)
Final capping, closure and post-closure liability at September 30, 2007	$17,034

The Company recorded adjustments to its final capping, closure and post-closure liabilities due to revisions in cost estimates, a decrease in the expansion airspace at a landfill for which an expansion is being pursued, and estimated increases in annual volume at an owned landfill, causing the remaining life, in years, of the landfill to decrease.  The Company performs its annual review of its cost and capacity estimates in the first quarter of each year.

At September 30, 2007, $14,836 of the Company’s restricted assets balance was for purposes of settling future final capping, closure and post-closure liabilities.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

5.  LONG-TERM DEBT

Long-term debt consists of the following:

	December 31, 2006	September 30, 2007
Revolver under Credit Facility, bearing interest ranging from 5.75% to 8.25%*	$400,000	$445,000
2026 Senior Convertible Notes, bearing interest at 3.75%	200,000	200,000
2001 Wasco Bonds, bearing interest from 7.0% to 7.25%*	11,740	11,285
California Tax-Exempt Bonds, bearing interest ranging from 3.49% to 3.97%*	20,090	33,225
Notes payable to sellers in connection with acquisitions, bearing interest at 5.5% to 7.5%*	4,867	4,050
Notes payable to third parties, bearing interest at 5.1% to 11.0%*	7,495	6,133
	644,192	699,693
Less – current portion	(6,884)	(12,098)
	$637,308	$687,595

*  Interest rates in the table above represent the range of interest rates incurred during the nine month period ended September 30, 2007.

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

On September 27, 2007, the Company refinanced its existing revolving credit facility and entered into an uncollateralized Revolving Credit Agreement with a syndicate of banks for which Bank of America acted as agent.  The Company’s previous senior collateralized credit facility included a $750,000 senior revolving credit facility, maturing on January 12, 2012, with a syndicate of banks for which Bank of America acted as agent.  In addition to being uncollateralized, the new credit agreement reduces the Company’s interest rate margins from those under its previous credit facility, increases the capacity of the credit facility to $800,000, and extends the maturity date for the revolving credit facility to September 27, 2012.  The Company retains under the new credit agreement the ability to increase borrowings under the revolving credit facility from $800,000 to $1,000,000, subject to certain conditions including that no default, as defined in the agreement, has occurred, although no existing lender has any obligation to increase its commitment.  The interest rate applicable under the revolving credit facility of the new credit agreement is currently the Eurodollar rate plus 0.625%, a 0.25% reduction in the corresponding interest rate under the Company’s previous credit facility.

6.  ACQUISITIONS

Acquisitions are accounted for under the purchase method of accounting.  The results of operations of the acquired businesses have been included in the Company’s consolidated financial statements from their respective acquisition dates.

During the nine months ended September 30, 2007, the Company acquired eight non-hazardous solid waste collection, transfer, disposal and recycling businesses.  Aggregate consideration for the acquisitions consisted of $84,889 in cash (net of cash acquired), common stock warrants valued at $53 and the assumption of debt totaling $35,442. During the nine months ended September 30, 2007, the Company paid or adjusted $763 of acquisition-related liabilities accrued at December 31, 2006.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

The purchase prices have been allocated to the identified intangible assets and tangible assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition, with any residual amounts allocated to goodwill. Substantially all of the goodwill is expected to be deductible for tax purposes. The purchase price allocations are considered preliminary until the Company is no longer waiting for information that it has arranged to obtain and that is known to be available or obtainable.  Although the time required to obtain the necessary information will vary with circumstances specific to an individual acquisition, the “allocation period” for finalizing purchase price allocations does not exceed one year from the consummation of a business combination.

As of September 30, 2007, the Company had four acquisitions for which purchase price allocations were preliminary, mainly as a result of pending working capital valuations.  The Company believes the potential changes to its preliminary purchase price allocations will not have a material impact on its financial condition, results of operations or cash flows.

A summary of the preliminary purchase price allocations for acquisitions consummated in the nine months ended September 30, 2007 is as follows:

2007 Acquisitions
Acquired Assets:
Accounts receivable	$5,338
Prepaid expenses and other current assets	683
Property and equipment	81,913
Goodwill	34,552
Long-term franchise agreements and contracts	2,921
Other intangibles	540
Non-competition agreements	3,856
Assumed Liabilities:
Accounts payable	(2,009)
Accrued liabilities	(2,926)
Debt and other liabilities assumed	(35,442)
Deferred revenue	(3,649)
Deferred taxes	(835)
Total consideration, net	$84,942

The acquisitions completed during the nine months ended September 30, 2007, were not material to the Company's results of operations.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

7.  NET INCOME PER SHARE INFORMATION

The following table sets forth the numerator and denominator used in the computation of basic and diluted net income per common share for the three and nine months ended September 30, 2006 and 2007:

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
Numerator:
Net income for basic and diluted earnings per share	$21,873	$28,682	$56,796	$76,327

Denominator:
Basic shares outstanding	68,235,948	68,022,587	68,166,312	68,358,534
Dilutive effect of 2022 Convertible Subordinated Notes	-	-	393,026	-
Dilutive effect of stock options and warrants	1,522,161	1,483,459	1,729,809	1,662,071
Dilutive effect of restricted stock	137,627	362,747	115,290	330,165
Diluted shares outstanding	69,895,736	69,868,793	70,404,437	70,350,770

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

The Company’s 3.75% Convertible Senior Notes due 2026 (the “2026 Notes”) are convertible, under certain circumstances, into a maximum of 5,882,354 shares of common stock.  The 2026 Notes require (subject to certain exceptions) payment of the principal value in cash and net share settle of the conversion value in excess of the principal value of the notes upon conversion.  In accordance with EITF 04-8, these shares have not been included in the computation of diluted net income per share for the three and nine months ended September 30, 2006 and 2007 because the conversion value was not in excess of the principal value of the notes.  In addition, the conversion feature of the 2026 Notes meets all the requirements of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, to be accounted for as an equity interest and not as a derivative.  Therefore, in the event the 2026 Notes become convertible, a holder electing to convert will receive a cash payment for the principal amount of the debt and net shares of the Company’s common stock equal to the value of the conversion spread, which the Company will account for as a debt repayment with no gain or loss, and the issuance of common stock will be recorded in stockholders’ equity.

For the three months ended September 30, 2006 and 2007, stock options and warrants to purchase 27,170 and zero shares of common stock, respectively, were excluded from the computation of diluted earnings per share as they were anti-dilutive.  For the nine months ended September 30, 2006 and 2007, stock options and warrants to purchase 24,188 and 4,608 shares of common stock, respectively, were excluded from the computation of diluted earnings per share as they were anti-dilutive.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

8.  COMPREHENSIVE INCOME

Comprehensive income includes changes in the fair value of interest rate swaps that qualify for hedge accounting.  The difference between net income and comprehensive income for the three and nine months ended September 30, 2006 and 2007 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
Net income	$21,873	$28,682	$56,796	$76,327
Unrealized loss on interest rate swaps, net of tax benefit of $2,682 and $1,761 for the three months ended September 30, 2006 and 2007, respectively, and $725 and $1,801 for the nine months ended September 30, 2006 and 2007, respectively	(4,651)	(2,789)	(1,318)	(2,886)
Comprehensive income	$17,222	$25,893	$55,478	$73,441

The components of other comprehensive income and related tax effects for the three and nine months ended September 30, 2006 and 2007 are as follows:

	Three months ended September 30, 2006
	Gross	Tax effect	Net of tax
Amounts reclassified into earnings	$(2,021)	$759	$(1,262)
Changes in fair value of interest rate swaps	(5,312)	1,923	(3,389)
	$(7,333)	$2,682	$(4,651)

	Three months ended September 30, 2007
	Gross	Tax effect	Net of tax
Amounts reclassified into earnings	$(987)	$382	$(605)
Changes in fair value of interest rate swaps	(3,563)	1,379	(2,184)
	$(4,550)	$1,761	$(2,789)

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

	Nine months ended September 30, 2006
	Gross	Tax effect	Net of tax
Amounts reclassified into earnings	$(4,811)	$1,807	$(3,004)
Changes in fair value of interest rate swaps	2,768	(1,082)	1,686
	$(2,043)	$725	$(1,318)

	Nine months ended September 30, 2007
	Gross	Tax effect	Net of tax
Amounts reclassified into earnings	$(3,245)	$1,256	$(1,989)
Changes in fair value of interest rate swaps	(1,442)	545	(897)
	$(4,687)	$1,801	$(2,886)

The estimated amount of the existing unrealized gains as of September 30, 2007 (based on the interest rate yield curve at that date) included in accumulated other comprehensive income expected to be reclassified into pre-tax earnings within the next 12 months is $1,016.  The timing of actual amounts reclassified into earnings is dependent on future movements in interest rates.

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

The Company and its subsidiaries are subject to U.S. federal income tax as well as to income tax of multiple state jurisdictions.  The Company has concluded all U.S. federal income tax matters for years through 2003.  The 2004 U.S. federal income tax return has been under examination by the Internal Revenue Service.  The Company has received preliminary notice from the Internal Revenue Service that no changes are proposed as a result of such examination.  All material state and local income tax matters have been concluded for years through 2002.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  The Company had approximately $453 accrued for interest, net of tax, and no accrual for penalties at the beginning of fiscal year 2007.  The Company does not anticipate the total amount of unrecognized tax benefits will significantly change by September 30, 2008.

During the three and nine months ended September 30, 2007, the Company recorded adjustments to income tax expense resulting from the reconciliation of its current and deferred income tax liability accounts, the reversal of certain tax contingencies that expired in 2007, and the reconciliation of the income tax provision to the 2006 federal tax return, which was filed in September 2007.  The net impact of these adjustments was a decrease in income tax expense of $2,000 and $2,229 for the three and nine months ended September 30, 2007, respectively.

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

11.  SHARE REPURCHASE PROGRAM

The Company’s Board of Directors has authorized a common stock repurchase program for the repurchase of up to $500,000 of its common stock through December 31, 2008.  Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion.  The timing and amounts of any repurchases will depend on many factors, including the Company’s capital structure, the market price of the common stock and overall market conditions.  During the nine months ended September 30, 2006 and 2007, the Company repurchased 4,023,000 and 2,098,330 shares, respectively, of its common stock under this program at a cost of $100,245 and $64,038, respectively.  Additionally, as a result of the stock split, fractional shares equal to 3,040 whole shares were repurchased at a price of $132.  As of September 30, 2007, the remaining maximum dollar value of shares available for purchase under the program is approximately $158,035.  The Company’s policy related to repurchases of its common stock is to charge any excess of cost over par value entirely to additional paid-in capital.

12.  COMMITMENTS AND CONTINGENCIES

The Company’s subsidiary, High Desert Solid Waste Facility, Inc. (formerly known as Rhino Solid Waste, Inc.), owns undeveloped property in Chaparral, New Mexico, for which it sought a permit to operate a municipal solid waste landfill.  After a public hearing, the New Mexico Environment Department (the “Department”) approved the permit for the facility on January 30, 2002.  Colonias Development Council (“CDC”), a nonprofit organization, opposed the permit at the public hearing and appealed the Department’s decision to the courts of New Mexico, primarily on the grounds that the Department failed to consider the social impact of the landfill on the community of Chaparral, and failed to consider regional planning issues.  On July 18, 2005, in Colonias Dev. Council v. Rhino Envtl. Servs., Inc. (In re Rhino Envtl. Servs.), 2005 NMSC 24, 117 P.3d 939, the New Mexico Supreme Court remanded the matter back to the Department to conduct a limited public hearing on certain evidence that CDC claims was wrongfully excluded from consideration by the hearing officer, and to allow the Department to reconsider the evidence already proffered concerning the impact of the landfill on the surrounding community’s quality of life.  The parties have agreed to reschedule the hearing for July 2008 to allow the Company time to explore a possible relocation of the landfill.  At September 30, 2007, the Company had $8,882 of capitalized expenditures related to this landfill development project.  If the Company is not ultimately issued a permit to operate the landfill, the Company will be required to expense in a future period the $8,882 of capitalized expenditures, less the recoverable value of the undeveloped property and other amounts recovered, which would likely have a material adverse effect on the Company’s reported income for that period.

The Company opened a municipal solid waste landfill in Harper County, Kansas in January 2006, following the issuance by the Kansas Department of Health and Environment (“KDHE”) of a final permit to operate the landfill.  On October 3, 2005, landfill opponents filed a suit (Board of Commissioners of Sumner County, Kansas, Tri-County Concerned Citizens and Dalton Holland v. Roderick Bremby, Secretary of the Kansas Department of Health and Environment, et al.) in the District Court of Shawnee County, Kansas (Case No. 05-C-1264), seeking a judicial review of the order, alleging that a site analysis prepared for the Company and submitted to the KDHE as part of the process leading to the issuance of the permit was deficient in several respects.  The action sought to stay the effectiveness of the permit and to nullify it.  On April 7, 2006, the District Court issued an order denying the plaintiffs’ request for judicial review on the grounds that they lack standing to bring the action.  The plaintiffs appealed this decision to the Kansas Court of Appeals.  Oral arguments were held on June 7, 2007, and on October 12, 2007, the Court of Appeals issued an opinion reversing and remanding the District Court's decision.  The Company is considering appealing the decision to the Kansas Supreme Court.  While the Company believes that it will prevail in this case, a final adverse determination with respect to the permit would likely have a material adverse effect on the Company’s reported income in the future.  The Company cannot estimate the amount of any such material adverse effect.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

On October 25, 2006, a purported shareholder derivative complaint captioned Travis v. Mittelstaedt, et al. was filed in the United States District Court for the Eastern District of California, naming certain of the Company’s directors and officers as defendants, and naming the Company as a nominal defendant.  On January 30, 2007, a similar purported derivative action, captioned Pierce and Banister v. Mittelstaedt, et al., was filed in the same federal court as the Travis case.  The Travis and Pierce and Banister cases have been consolidated.  The consolidated complaint in the action alleges violations of various federal and California securities laws, breach of fiduciary duty, waste, and related claims in connection with the timing of certain stock option grants.  The consolidated complaint names as defendants certain of the Company’s current and former directors and officers, and names the Company as a nominal defendant.  On June 22, 2007, the Company and the individual defendants filed motions to dismiss the consolidated action.  The motions are pending.

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

In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business.  Except as noted in the legal cases described above, as of September 30, 2007, there is no current proceeding or litigation involving the Company that the Company believes will have a material adverse impact on its business, financial condition, results of operations or cash flows.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

13.  REVENUE BY SERVICE TYPE

The following table shows the Company’s total reported revenues by service line and intercompany eliminations:

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
Collection	$157,891	$180,333	$449,541	$512,886
Disposal and transfer	69,016	78,861	193,608	224,072
Recycling and other	19,758	24,605	57,082	69,765
Total	$246,665	$283,799	$700,231	$806,723

Intercompany elimination	$30,118	$33,024	$86,545	$95,912

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

Our business and operations are subject to a variety of risks and uncertainties and, consequently, actual results may differ materially from those projected by any forward-looking statements.  Factors that could cause actual results to differ from those projected include, but are not limited to, the following:  (1) we may be unable to compete effectively with larger and better capitalized companies and governmental service providers; (2) increases in the price of fuel may adversely affect our business and reduce our operating margins; (3) increases in labor and disposal and related transportation costs could impact our financial results; (4) increases in insurance costs and the amount that we self-insure for various risks could reduce our operating margins and reported earnings; (5) our financial results are based upon estimates and assumptions that may differ from actual results; (6) efforts by labor unions could divert management attention and adversely affect operating results; (7) we may lose contracts or permits through competitive bidding, early termination or governmental action; (8) our results are vulnerable to economic conditions and seasonal factors affecting the regions in which we operate; (9) we may be subject in the normal course of business to judicial and administrative proceedings that could interrupt our operations, require expensive remediation and create negative publicity; (10) competition for acquisition candidates, consolidation within the waste industry and economic and market conditions may limit our ability to grow through acquisitions; (11) our growth and future financial performance depend significantly on our ability to integrate acquired businesses into our organization and operations; (12) our acquisitions may not be successful, resulting in changes in strategy, operating losses or a loss on sale of the business acquired; (13) because we depend on railroads for our intermodal operations, our operating results and financial condition are likely to be adversely affected by any reduction or deterioration in rail service; (14) our intermodal business could be adversely affected by steamship lines diverting business to ports other than those we service, or by heightened security measures or actual or threatened terrorist attacks; (15) we depend significantly on the services of the members of our senior and district management team, and the departure of any of those persons could cause our operating results to suffer; (16) our decentralized decision-making structure could result in local managers making decisions that adversely affect our operating results; (17) we may incur additional charges related to capitalized expenditures, which would decrease our earnings; (18) each business that we acquire or have acquired may have liabilities that we fail or are unable to discover, including environmental liabilities; (19) liabilities for environmental damage may adversely affect our business and earnings; and (20) the adoption of new accounting standards or interpretations could adversely impact our financial results.

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

We are an integrated solid waste services company that provides solid waste collection, transfer, disposal and recycling services in mostly secondary markets in the Western and Southern U.S.  We also provide intermodal services for the rail haul movement of cargo containers in the Pacific Northwest through a network of six intermodal facilities.  We seek to avoid highly competitive, large urban markets and instead target markets where we can provide either solid waste services under exclusive arrangements, or markets where we can be integrated and attain high market share.  In markets where waste collection services are provided under exclusive arrangements, or where waste disposal is municipally funded or available at multiple municipal sources, we believe that controlling the waste stream by providing collection services under exclusive arrangements is often more important to our growth and profitability than owning or operating landfills.  As of September 30, 2007, we served more than one million residential, commercial and industrial customers from a network of operations in 23 states:  Alabama, Arizona, California, Colorado, Idaho, Illinois, Iowa, Kansas, Kentucky, Minnesota, Mississippi, Montana, Nebraska, Nevada, New Mexico, Oklahoma, Oregon, South Dakota, Tennessee, Texas, Utah, Washington and Wyoming.  As of that date, we owned or operated a network of 125 solid waste collection operations, 47 transfer stations, 29 recycling operations, 34 municipal solid waste landfills and three construction and demolition landfills.

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements.  As described by the SEC, critical accounting estimates and assumptions are those that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and that have a material impact on the financial condition or operating performance of a company.  There was one change to our critical accounting estimates and assumptions in the nine months ended September 30, 2007, which is described below.  Refer to our most recent Annual Report on Form 10-K for a complete description of our critical accounting estimates and assumptions.

FIN 48.  On July 13, 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  FIN 48 requires a company to evaluate whether the tax position taken by a company will more likely than not be sustained upon examination by the appropriate taxing authority.  It also provides guidance on how a company should measure the amount of benefit that the company is to recognize in its financial statements.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The impact of our reassessment of our tax positions in accordance with FIN 48 did not have a material impact on our results of operations, financial condition or liquidity.  For additional information regarding the adoption of FIN 48, see Note 9, Income Taxes, of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q.

GENERAL

The table below shows for the periods indicated our total reported revenues attributable to services provided (dollars in thousands).

	Three months ended September 30,				Nine months ended September 30,
	2006		2007		2006		2007
Collection	$157,891	64.0%	$180,333	63.5%	$449,541	64.2%	$512,886	63.6%
Disposal and transfer	69,016	28.0	78,861	27.8	193,608	27.6	224,072	27.8
Recycling and other	19,758	8.0	24,605	8.7	57,082	8.2	69,765	8.6
Total	$246,665	100.0%	$283,799	100.0%	$700,231	100.0%	$806,723	100.0%

Intercompany elimination	$30,118		$33,024		$86,545		$95,912

The disposal tonnage that we received in the nine months ended September 30, 2006 and 2007, at all of our landfills during the respective period, is shown below (tons in thousands):

	Nine months ended September 30,
	2006		2007
	Number of Sites	Total Tons	Number of Sites	Total Tons
Owned landfills and landfills operated under life-of-site agreements	27	5,370	30	6,102
Operated landfills	8	793	7	750
	35	6,163	37	6,852

NEW ACCOUNTING PRONOUNCEMENTS

For a description of the new accounting standards that affect us, see Note 2 to our Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2007

The following table sets forth items in our condensed consolidated statements of income as a percentage of revenues for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of operations	59.4	58.1	60.0	58.6
Selling, general and administrative	9.9	10.3	10.1	10.5
Depreciation and amortization	8.8	8.8	9.1	8.8
Loss (gain) on disposal of assets	(0.1)	-	-	-
Operating income	22.0	22.8	20.8	22.1

Interest expense, net	(3.5)	(3.5)	(3.5)	(3.5)
Other income (expense)	-	(0.1)	(0.6)	0.1
Minority interests	(1.7)	(1.7)	(1.6)	(1.6)
Income tax expense	(6.7)	(6.1)	(5.8)	(6.4)
Net income	10.1%	11.4%	9.3%	10.7%

Revenues.  Total revenues increased $34.3 million, or 15.8%, to $250.8 million for the three months ended September 30, 2007, from $216.5 million for the three months ended September 30, 2006.  Acquisitions closed during, or subsequent to, the three months ended September 30, 2006, increased revenues by approximately $10.7 million.  Operating locations disposed of during and subsequent to September 30, 2006 contributed $0.7 million of revenues during the three months ended September 30, 2006.  During the three months ended September 30, 2007, increased prices charged to our customers, increased volume in our existing business, and revenues generated from two long-term contracts that commenced in 2007 resulted in net revenue increases of approximately $9.0 million, $4.7 million and $6.1 million, respectively.  Increased recyclable commodity prices and volume during the three months ended September 30, 2007, increased revenues by $3.6 million.  Other revenues increased by $0.9 million during the three months ended September 30, 2007.

Total revenues increased $97.1 million, or 15.8%, to $710.8 million for the nine months ended September 30, 2007, from $613.7 million for the nine months ended September 30, 2006.  Acquisitions closed during, or subsequent to, the nine months ended September 30, 2006, increased revenues by approximately $36.0 million.  Operating locations disposed of during and subsequent to September 30, 2006, contributed $3.1 million of revenues during the nine months ended September 30, 2006.  During the nine months ended September 30, 2007, increased prices charged to our customers, increased volume in our existing business, and revenues generated from two long-term contracts that commenced in 2007 resulted in net revenue increases of approximately $28.5 million, $11.2 million and $14.2 million, respectively.  Increased recyclable commodity prices and volume during the nine months ended September 30, 2007, increased revenues by $9.1 million.  Other revenues increased by $1.2 million during the nine months ended September 30, 2007.

Cost of Operations.  Total cost of operations increased $17.1 million, or 13.3%, to $145.8 million for the three months ended September 30, 2007, from $128.7 million for the three months ended September 30, 2006.  The increase was attributable to operating costs associated with acquisitions closed during, or subsequent to, the three months ended September 30, 2006, operating costs incurred to support two long-term contracts that commenced in 2007, increased labor expenses resulting from employee pay rate increases, increased employee medical benefit expenses resulting from an increase in medical claims severity, increased vehicle and equipment maintenance and repair costs, and increased franchise taxes, landfill taxes, third party trucking expenses and increased disposal expenses resulting from higher disposal volumes, partially offset by a decrease in auto and workers’ compensation claims under our high deductible insurance program.  The reduction in auto and workers’ compensation insurance claims expense was based on a decrease in actuarially projected losses on open claims determined by our third party administrator’s review and a third party actuarial review of our estimated insurance liability, both of which are updated on a quarterly basis and reviewed by us.

Total cost of operations increased $47.9 million, or 13.0%, to $416.2 million for the nine months ended September 30, 2007, from $368.3 million for the nine months ended September 30, 2006.  The increase was attributable to operating costs associated with acquisitions closed during, or subsequent to, the nine months ended September 30, 2006, operating costs incurred to support two long-term contracts that commenced in 2007, increased labor expenses resulting from employee pay rate increases, increased vehicle and equipment maintenance and repair costs, increased franchise taxes, landfill taxes, third party trucking expenses and increased disposal expenses resulting from higher disposal volumes, partially offset by the aforementioned  decrease in auto and workers’ compensation claims under our high deductible insurance program.

Cost of operations as a percentage of revenues decreased 1.3 percentage points to 58.1% for the three months ended September 30, 2007, from 59.4% for the three months ended September 30, 2006.  Cost of operations as a percentage of revenues decreased 1.4 percentage points to 58.6% for the nine months ended September 30, 2007, from 60.0% for the three months ended September 30, 2006.  The decreases as a percentage of revenues were primarily attributable to leveraging existing personnel to support increased collection and disposal volumes, the reversal of previously accrued costs for auto and workers’ compensation insurance claims, and increased prices charged to our customers being higher, on a percentage basis, than the majority of expense increases recognized subsequent to September 30, 2006.  These decreases were partially offset by acquisitions closed during, or subsequent to, the nine months ended September 30, 2006, and two long-term contracts that commenced in 2007, which have operating margins below our company average.

SG&A.  SG&A expenses increased $4.4 million, or 20.3%, to $25.8 million for the three months ended September 30, 2007, from $21.4 million for the three months ended September 30, 2006.  SG&A expenses increased $12.7 million, or 20.4%, to $74.5 million for the nine months ended September 30, 2007, from $61.8 million for the nine months ended September 30, 2006.  The increases in SG&A expenses were primarily the result of additional personnel from acquisitions closed during, or subsequent to, the nine months ended September 30, 2006, SG&A costs incurred to support two long-term contracts that commenced in 2007, increased payroll expense due to increased headcount to support our base operations, increased equity compensation expense, cash compensation increases and increased bonus compensation expense based on the results of operations during the nine months ended September 30, 2007.

SG&A expenses as a percentage of revenues increased 0.4 percentage points to 10.3% for the three months ended September 30, 2007, from 9.9% for the three months ended September 30, 2006.  SG&A expenses as a percentage of revenues increased 0.4 percentage points to 10.5% for the nine months ended September 30, 2007, from 10.1% for the nine months ended September 30, 2006.  The increases as a percentage of revenue were primarily attributable to increased equity compensation expense and increased bonus compensation expense.

Depreciation and Amortization.  Depreciation and amortization expense increased $3.1 million, or 16.4%, to $22.2 million for the three months ended September 30, 2007, from $19.1 million for the three months ended September 30, 2006.  Depreciation and amortization expense increased $6.7 million, or 11.9%, to $62.7 million for the nine months ended September 30, 2007, from $56.0 million for the nine months ended September 30, 2006.  The increases were primarily attributable to depreciation and amortization associated with acquisitions closed during, or subsequent to, the nine months ended September 30, 2006, higher landfill depletion expense due to increased disposal volumes at our landfills, and depreciation expense resulting from facilities, fleet and equipment purchased to support two long-term contracts that commenced in 2007.

Depreciation and amortization expense as a percentage of revenues decreased 0.3 percentage points to 8.8% for the nine months ended September 30, 2007, from 9.1% for the nine months ended September 30, 2006.  The decrease in depreciation and amortization expense as a percentage of revenues for the nine months ended September 30, 2007 was the result of leveraging our existing fleet and equipment to support increases in collection and landfill volumes.

Operating Income.  Operating income increased $9.6 million, or 20.1%, to $57.1 million for the three months ended September 30, 2007, from $47.5 million for the three months ended September 30, 2006.  Operating income increased $29.8 million, or 23.4%, to $157.3 million for the nine months ended September 30, 2007, from $127.5 million for the nine months ended September 30, 2006.  The increases were primarily attributable to increased revenues, offset by increased operating costs, increased SG&A expenses to support the revenue growth and increased depreciation and amortization expenses.

Operating income as a percentage of revenues increased 0.8 percentage points to 22.8% for the three months ended September 30, 2007, from 22.0% for the three months ended September 30, 2006.  The increase as a percentage of revenues was due to the previously described decrease in cost of operations as a percentage of revenue, partially offset by increased depreciation and amortization expenses and increased SG&A expense.  Operating income as a percentage of revenues increased 1.3 percentage points to 22.1% for the nine months ended September 30, 2007, from 20.8% for the nine months ended September 30, 2006.  The increase as a percentage of the revenues was due to the previously described decreases in cost of operations and depreciation and amortization expenses as a percentage of revenue, partially offset by increased SG&A expense.

Interest Expense.  Interest expense increased $1.1 million, or 15.1%, to $8.7 million for the three months ended September 30, 2007, from $7.6 million for the three months ended September 30, 2006.  Interest expense increased $3.1 million, or 14.5%, to $24.8 million for the nine months ended September 30, 2007, from $21.7 million for the nine months ended September 30, 2006.  The increases were attributable to higher average borrowing rates on our credit facility, higher average debt balances and a $1.0 million reduction of interest expense for the nine months ended September 30, 2006 on our 2022 Notes as a result of the timing of the conversion of the 2022 Notes into common stock by the note holders after we called the notes for redemption, partially offset by interest income on increased cash balances, and a reduction in our average interest rate on debt incurred outside of our credit facility resulting from completing our offering of the 2026 Notes on March 20, 2006.  The higher average borrowing rates on our credit facility were the result of the expiration in the first quarter of 2007 of $250.0 million of interest rate swap agreements with a weighted-average fixed borrowing cost of 2.55%, which we were a party to during the three and nine months ended September 30, 2006.  Upon the expiration of these interest rate swaps, we entered into $250.0 million of new interest rate swaps with a weighted-average fixed borrowing cost of 4.33%, plus applicable margin.

Other Income (Expense).  Other income (expense) changed to an income total of $0.2 million for the nine months ended September 30, 2007, from an expense total of $3.8 million for the nine months ended September 30, 2006.  Other expense in the nine months ended September 30, 2006, primarily consisted of $4.2 million of costs associated with the write-off of the unamortized debt issuance costs associated with our 2022 Notes.

Minority Interests.  Minority interests increased $0.5 million, or 12.3%, to $4.2 million for the three months ended September 30, 2007, from $3.7 million for the three months ended September 30, 2006.  Minority interests increased $1.4 million, or 14.3%, to $11.1 million for the nine months ended September 30, 2007, from $9.7 million for the nine months ended September 30, 2006.   The increases in minority interests were due to increased earnings by our majority-owned subsidiaries.

Income Tax Provision.  Income taxes increased $0.9 million, or 5.8%, to $15.4 million for the three months ended September 30, 2007, from $14.5 million for the three months ended September 30, 2006.  Income taxes increased $9.8 million, or 27.7%, to $45.2 million for the nine months ended September 30, 2007, from $35.4 million for the nine months ended September 30, 2006.

Our effective tax rates for the three months ended September 30, 2006 and 2007, were 39.9% and 34.9%, respectively, and 38.4% and 37.2% for the nine months ended September 30, 2006 and 2007, respectively.

Our effective tax rates for the three and nine months ended September 30, 2006 were affected by an increase in our estimated effective current and deferred state tax rates as a result of the geographical apportionment of our state taxes, partially offset by tax planning strategies. The tax rate increases resulted in a $2.6 million adjustment to our deferred tax account balances and a corresponding increase to income tax expense.

During the three and nine months ended September 30, 2007, we recorded adjustments to income tax expense of $2.0 million and $2.2 million, respectively, resulting from the reconciliation of our current and deferred income tax liability accounts, the reversal of certain tax contingencies that expired in 2007, and the reconciliation of the income tax provision to the 2006 federal tax return, which was filed in September 2007.

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

As of September 30, 2007, we had a working capital deficit of $23.9 million, including cash and equivalents of $13.1 million.  Our working capital decreased $34.3 million from a positive balance of $10.4 million at December 31, 2006.  Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements to reduce our indebtedness under our credit facility and to minimize our cash balances.  The decrease in our working capital position from December 31, 2006, to September 30, 2007, resulted primarily from a decrease in our cash balances and an increase in current liabilities, partially offset by an increase in accounts receivable.  For additional information regarding the changes in our cash balances, see the Condensed Consolidated Statements of Cash Flows in Part I of this Quarterly Report on Form 10-Q.

For the nine months ended September 30, 2007, net cash provided by operating activities was $170.1 million, including $15.2 million provided by working capital for the period.  The primary components of the reconciliation of net income to net cash provided by operating activities for the nine months ended September 30, 2007, consist of non-cash expenses, including $62.7 million of depreciation and amortization, $11.1 million of minority interests expense, $1.7 million of debt issuance cost amortization, an $8.0 million increase in net deferred tax liabilities, and $4.6 million of stock compensation expense, less $10.2 million of excess tax benefit associated with equity-based compensation reclassified to cash flows from financing activities.

For the nine months ended September 30, 2006, net cash provided by operating activities was $152.3 million, including $15.6 million provided by working capital for the period.  The primary components of the reconciliation of net income to net cash provided by operating activities for the nine months ended September 30, 2006, consist of non-cash expenses, including $56.0 million of depreciation and amortization, $9.7 million of minority interests expense, $5.8 million of debt issuance cost amortization, an $11.5 million increase in net deferred tax liabilities, and $2.6 million of stock compensation expense, less $5.7 million of excess tax benefit associated with equity-based compensation reclassified to cash flows from financing activities.

For the nine months ended September 30, 2007, net cash used in investing activities was $182.1 million.  Of this amount, $85.7 million was used to fund the cash portion of acquisitions and to pay a portion of acquisition costs that were included as a component of accrued liabilities at December 31, 2006.  Cash used for capital expenditures was $96.1 million, which was primarily for investments in fixed assets, consisting of trucks, containers, other equipment and landfill development.  The increase in capital expenditures of $22.6 million for the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006, is due primarily to capital expenditures associated with a new long-term contract in California as well as capital required to support the continued growth of our existing business.

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

For the nine months ended September 30, 2007, net cash used in financing activities was $9.9 million, which included $24.8 million of proceeds from stock option and warrant exercises, a $6.5 million change in book overdraft, $10.2 million of excess tax benefit associated with equity-based compensation, and $24.3 million of net proceeds under our various debt arrangements, less $10.4 million of cash distributions to minority interest holders, and $64.0 million of repurchases of our common stock.

For the nine months ended September 30, 2006, net cash used in financing activities was $40.7 million, which included $47.9 million of net borrowings under our various debt arrangements for the funding of capital expenditures and acquisitions, $26.0 million of proceeds from stock option and warrant exercises, and $5.7 million of excess tax benefit associated with equity-based compensation, less $7.8 million of cash distributions to minority interest holders, a $6.1 million change in book overdraft, $6.1 million of debt issuance costs, and $100.2 million of repurchases of our common stock.

We made $96.1 million in capital expenditures during the nine months ended September 30, 2007.  We expect to make capital expenditures of approximately $120.0 million in 2007 in connection with our existing business.  We intend to fund our planned 2007 capital expenditures principally through existing cash, internally generated funds, and borrowings under our existing credit facility.  In addition, we may make substantial additional capital expenditures in acquiring solid waste collection and disposal businesses.  If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity.  We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities.  We believe that our credit facility and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future.

As of September 30, 2007, we had $445.0 million outstanding under our credit facility, exclusive of outstanding stand-by letters of credit of $68.2 million.  As of September 30, 2006 and 2007, we were in compliance with all applicable covenants in our credit facility.

As of September 30, 2007, we had the following contractual obligations (in thousands):

	Payments Due by Period
Recorded Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years
Long-term debt	$699,693	$12,098	$9,578	$648,818	$29,199

Long-term debt payments include:

(1)
$445.0 million in principal payments due in 2012 related to our credit facility.  Our credit facility bears interest, at our option, at either the base rate plus the applicable base rate margin (approximately 7.75% at September 30, 2007) on base rate loans, or the Eurodollar rate plus the applicable Eurodollar margin (approximately 5.75% at September 30, 2007) on Eurodollar loans.  As of September 30, 2007, our credit facility allowed us to borrow up to $800.0 million.

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

(4)
$33.2 million in principal payments related to our California tax-exempt bonds.  Our California tax-exempt bonds bear interest at variable rates (3.8% at September 30, 2007) and have maturity dates ranging from 2008 to 2018.

(5)
$4.1 million in principal payments related to our notes payable to sellers.  Our notes payable to sellers bear interest at rates between 5.5% and 7.5% at September 30, 2007, and have maturity dates ranging from 2010 to 2036.

(6)
$6.1 million in principal payments related to our notes payable to third parties.  Our notes payable to third parties bear interest at rates between 5.1% and 11.0% at September 30, 2007, and have maturity dates ranging from 2007 to 2010.

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

On September 27, 2007, we refinanced our existing revolving credit facility and entered into an uncollateralized Revolving Credit Agreement with a syndicate of banks for which Bank of America acted as agent.  Our previous senior collateralized credit facility included a $750 million senior revolving credit facility, maturing on January 12, 2012, with a syndicate of banks for which Bank of America acted as agent.  In addition to being uncollateralized, our new credit agreement reduces our interest rate margins from those under our previous credit facility, increases to $800 million the revolving credit facility available to us, and extends the maturity date for the revolving credit facility to September 27, 2012.  We retain under our new credit agreement the ability to increase borrowings under the revolving credit facility from $800 million to $1.0 billion, subject to certain conditions including that no default, as defined in the agreement, has occurred, although no existing lender has any obligation to increase its commitment.  The interest rate applicable under the revolving credit facility of our new credit agreement is currently the Eurodollar rate plus 0.625%, a 0.25% reduction in the corresponding interest rate under our previous credit facility.

The total liability for uncertain tax positions under FIN 48 at September 30, 2007 is $6.6 million (refer to Note 9 of the Notes to Condensed Consolidated Financial Statements, in Part I of this Quarterly Report on Form 10-Q).  We are not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, we do not expect a significant payment related to these obligations within the next year.

	Amount of Commitment Expiration Per Period
	(amounts in thousands)

Unrecorded Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years
Operating leases(1)	$47,112	$6,222	$10,009	$8,146	$22,735

(1)
We are party to operating lease agreements.  These lease agreements are established in the ordinary course of our business and are designed to provide us with access to facilities at competitive, market-driven prices.  These arrangements have not materially affected our financial position, results of operations or liquidity during the three and nine months ended September 30, 2007, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

We have obtained stand-by letters of credit and financial surety bonds, primarily to support our financial assurance needs and landfill operations.  We had provided customers and various regulatory authorities with surety bonds in the aggregate amounts of approximately $153.7 million and $172.0 million at December 31, 2006 and September 30, 2007, respectively.  These arrangements have not materially affected our financial position, results of operations or liquidity during the nine months ended September 30, 2007, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

The minority interests holders of a majority-owned subsidiary of ours have a currently exercisable put option to require us to complete the acquisition of this majority-owned subsidiary by purchasing their minority ownership interests for fair market value.  The put option calculates the fair market value of the subsidiary based on its current operating income before depreciation and amortization, as defined in the put option agreement. The put option does not have a stated termination date.  At September 30, 2007, the minority interests holders' pro rata share of the subsidiary's fair market value is estimated to be worth between $91.0 million and $107.8 million.  Because the put is calculated at fair market value, no amounts have been accrued relative to the put option.  In the event the minority interests holders elect to exercise the put option, we intend to fund the transaction using borrowings from our credit facility.

From time to time we evaluate our existing operations and their strategic importance to us.  If we determine that a given operating unit does not have future strategic importance, we may sell or otherwise dispose of those operations.  Although we believe our operations would not be impaired by such dispositions, we could incur losses on them.

FREE CASH FLOW

We are providing free cash flow, a non-GAAP financial measure, because it is widely used by investors as a valuation and liquidity measure in the solid waste industry.  This measure should be used in conjunction with U.S. generally accepted accounting principles financial measures.  Management uses free cash flow as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations.  We define free cash flow as net cash provided by operating activities plus proceeds from disposal of assets and excess tax benefit associated with equity-based compensation, plus or minus change in book overdraft, less capital expenditures for property and equipment and distributions to minority interest holders.  Other companies may calculate free cash flow differently.  Our free cash flow for the nine months ended September 30, 2006 and 2007, is calculated as follows (amounts in thousands):

	Nine months ended September 30,
	2006	2007
Net cash provided by operating activities	$152,340	$170,065
Change in book overdraft	(6,143)	6,495
Plus: Proceeds from disposal of assets	1,950	955
Plus: Excess tax benefit associated with equity-based compensation	5,660	10,190
Less: Capital expenditures for property and equipment	(73,482)	(96,106)
Less: Distributions to minority interest holders	(7,840)	(10,437)
Free cash flow	$72,485	$81,162

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

At September 30, 2007, our derivative instruments consisted of three interest rate swap agreements that effectively fix the interest rate on the applicable notional amounts of our variable rate debt as follows (dollars in thousands):

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

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our market risk sensitive hedge positions and all other debt.  Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions.  Actual market movements may vary significantly from our assumptions.  Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements.  We are exposed to cash flow risk due to changes in interest rates with respect to the unhedged floating rate balances owed at December 31, 2006, and September 30, 2007, of $24.1 million and $81.3 million, respectively, including floating rate debt under our credit facility, various floating rate notes payable to third parties and floating rate municipal bond obligations.  A one percent increase in interest rates on our variable-rate debt as of December 31, 2006, and September 30, 2007, would decrease our annual pre-tax income by approximately $0.2 million and $0.8 million, respectively.  All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations.

Although fuel and energy costs account for a relatively small portion of our total revenues, the market price of diesel fuel is unpredictable and can fluctuate significantly.  We purchase a majority of our fuel at market prices.  A significant increase in the price of fuel could adversely affect our business and reduce our operating margins.  A $0.10 per gallon increase in the price of fuel over a one-year period would decrease our annual pre-tax income by approximately $2.1 million.

We market a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals.  We own and operate 29 recycling processing operations and sell other collected recyclable materials to third parties for processing before resale.  Certain of our municipal recycling contracts in the state of Washington specify benchmark resale prices for recycled commodities.  If the prices we actually receive for the processed recycled commodities collected under the contract exceed the prices specified in the contract, we share the excess with the municipality, after recovering any previous shortfalls resulting from actual market prices falling below the prices specified in the contract.  To reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties.  Although there can be no assurance of market recoveries, in the event of a decline in recycled commodity prices, a 10% decrease in average recycled commodity prices from the prices that were in effect at September 30, 2006 and 2007, would have resulted in a decrease in revenues of $1.8 million and $2.8 million, respectively, for the nine months ended September 30, 2006 and 2007.

Item 4.  Controls and Procedures

As required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter covered by this quarterly report on Form 10-Q.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2007, that our disclosure controls and procedures were effective at the reasonable assurance level such that information required to be disclosed in our Exchange Act reports:  (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2007, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

No material developments have occurred in the legal proceeding involving Board of Commissioners of Sumner County, Kansas, Tri-County Concerned Citizens and Dalton Holland v. Roderick Bremby, Secretary of the Kansas Department of Health and Environment, et al. described in our annual report on Form 10-K for the fiscal year ended December 31, 2006, except that the oral arguments on the plaintiffs’ appeal were held on June 7, 2007, and on October 12, 2007, the Kansas Court of Appeals issued an opinion reversing and remanding the District Court’s decision.  Refer to Note 12 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q for a description of this legal proceeding.

No material developments have occurred in the purported derivative actions captioned Travis v. Mittelstaedt, et al. and Pierce and Banister v. Mittelstaedt, et al., described in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, except that the actions have been consolidated and the plaintiffs have filed a consolidated complaint.  In addition, on June 22, 2007, we and the individual defendants filed motions to dismiss the consolidated action. The motions are pending.  No material developments have occurred in the purported derivative actions captioned Nichols v. Mittelstaedt, et al. and Priest v. Mittelstaedt, et al., described in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, except that the suits have been stayed pending the outcome of the consolidated federal action.  Refer to Note 12 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q for a description of these legal proceedings.

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

In addition, we are a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business.  Except as noted in the legal cases described above, and in Note 12 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q, as of September 30, 2007, there is no current proceeding or litigation involving us that we believe will have a material adverse impact on our business, financial condition, results of operations or cash flows.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On May 3, 2004, we announced that our Board of Directors authorized a common stock repurchase program for the repurchase of up to $200 million of our common stock over a two-year period.  On July 25, 2005, we announced that our Board of Directors approved an increase in, and extension of, the common stock repurchase program.  On October 23, 2006, we announced that our Board of Directors authorized an additional increase in, and extension of, the common stock repurchase program.  We are now authorized to purchase up to $500 million of our common stock through December 31, 2008.  Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management's discretion.  The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of our common stock and overall market conditions.  As of September 30, 2007, we have repurchased 10.5 million shares of our common stock at a cost of $350.9 million, $342.0 million of which was under the program.  The table below reflects repurchases we have made for the three months ended September 30, 2007 (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
7/1/07 – 7/31/07	-	$-	-	$170,179
8/1/07 – 8/31/07	328,700	29.84	328,700	160,370
9/1/07 – 9/30/07	79,200	29.48	79,200	158,035
	407,900	29.77	407,900

(1)	This amount represents the weighted average price paid per common share. This price includes a per share commission paid for all repurchases.

Item 6.   Exhibits

See Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASTE CONNECTIONS, INC.

Date: October 23, 2007	BY:	/s/ Ronald J. Mittelstaedt
Ronald J. Mittelstaedt,
Chief Executive Officer

Date: October 23, 2007	BY:	/s/ Worthing F. Jackman
Worthing F. Jackman,
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibits
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the exhibit filed with the Registrant's Form 10-Q filed on July 24, 2007)
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on July 22, 2004)
4.1	Revolving Credit Agreement, dated as of September 27, 2007 (incorporated by reference to the exhibit filed with the Registrant's Form 8-K filed on October 3, 2007)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350