Form 10-K
period 2007-12-31
WASTE CONNECTIONS INC/DE
filed 2008-02-11
CIK 1057058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 1-31507

WASTE CONNECTIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3283464
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

35 Iron Point Circle
Suite 200
Folsom, California	95630
(Address of principal executive offices)	(Zip Code)

(916) 608-8200
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share	New York Stock Exchange
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☑	No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

☑ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

As of June 29, 2007, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant, based on the closing sales price for the registrant’s common stock, as reported on the New York Stock Exchange, was $2,032,021,162.

Number of shares of common stock outstanding as of January 25, 2008:  67,064,357

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

WASTE CONNECTIONS, INC.
ANNUAL REPORT ON FORM 10-K

i

PART I

ITEM 1.	BUSINESS

Our Company

Waste Connections, Inc. is an integrated solid waste services company that provides solid waste collection, transfer, disposal and recycling services in mostly secondary markets in the Western and Southern U.S.  We serve approximately 1.5 million residential, commercial and industrial customers from operations in 23 states:  Alabama, Arizona, California, Colorado, Idaho, Illinois, Iowa, Kansas, Kentucky, Minnesota, Mississippi, Montana, Nebraska, Nevada, New Mexico, Oklahoma, Oregon, South Dakota, Tennessee, Texas, Utah, Washington and Wyoming.  As of December 31, 2007, we owned or operated a network of 126 solid waste collection operations, 48 transfer stations, 29 recycling operations and 35 active landfills.  In addition, we provided intermodal services for the rail haul movement of cargo containers in the Pacific Northwest through a network of five intermodal facilities.

We are a leading provider of solid waste services in most of our markets.  We have focused on secondary markets mostly in the Western and Southern U.S. because we believe that those areas offer:

•	opportunities to enter into exclusive arrangements;
•	more competitive barriers to entry;
•	less competition from larger solid waste services companies;
•	projected economic and population growth rates that will contribute to the growth of our business; and
•	a number of independent solid waste services companies suitable for acquisition.

Our senior management team has extensive experience in operating, acquiring and integrating solid waste services businesses, and we intend to continue to focus our efforts on balancing internal and acquisition-based growth.  We anticipate that a part of our future growth will come from acquiring additional solid waste collection, transfer and disposal businesses and, therefore, we expect that additional acquisitions could continue to affect period-to-period comparisons of our operating results.

Waste Connections, Inc. is a Delaware corporation organized in 1997.

Our Operating Strategy

Our operating strategy seeks to improve financial returns and deliver superior stockholder value creation within the solid waste industry.  We seek to avoid highly competitive, large urban markets and instead target markets where we can provide non-integrated or integrated solid waste services under exclusive arrangements or where we can operate on an integrated basis while attaining high market share.  The key components of our operating strategy, which are tailored to the competitive and regulatory factors that affect our markets, are as follows:

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

We currently deliver our services from approximately 143 operating locations grouped into four regions.  We manage and evaluate our business in this manner on the basis of the regions’ geographic characteristics, interstate waste flow, revenue base, employee base, regulatory structure and acquisition opportunities.  Each region has a regional vice president and a regional controller, reporting directly to our corporate management.  These regional officers are responsible for operations and accounting in their regions and supervise their regional staff.

Each operating location has a district or site manager who has autonomous service and decision-making authority for his or her operations and is responsible for maintaining service quality, promoting safety, implementing marketing programs and overseeing day-to-day operations, including contract administration.  Local managers also help identify acquisition candidates and are responsible for integrating acquired businesses into our operations and obtaining the permits and other governmental approvals required for us to operate.

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

Acquire Additional Exclusive Arrangements.  Our operations include market areas where we have exclusive arrangements, including franchise agreements, municipal contracts and governmental certificates, under which we are the exclusive service provider for a specified market.  These exclusive rights and contractual arrangements create a barrier to entry that is usually overcome by the acquisition of a company with such exclusive rights or contractual arrangements or by a competitive re-bid.  We devote significant resources to securing additional franchise agreements and municipal contracts through competitive bidding and by acquiring other companies.  In bidding for franchises and municipal contracts and evaluating acquisition candidates holding governmental certificates, our management team draws on its experience in the waste industry and knowledge of local service areas in existing and target markets.  Our district managers maintain relationships with local governmental officials within their service areas, and sales representatives may be assigned to cover specific municipalities.  These personnel focus on maintaining, renewing and renegotiating existing franchise agreements and municipal contracts and securing additional agreements and contracts while maintaining acceptable financial returns.  We believe our ability to offer comprehensive rail haul disposal services in the Pacific Northwest improves our competitive position in bidding for such contracts in that region.

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

Expand Through Acquisitions.  We intend to expand the scope of our operations by continuing to acquire solid waste companies in new markets and in existing or adjacent markets that are combined with or “tucked in” to our existing operations.  We focus our acquisition efforts on markets that we believe provide significant growth opportunities for a well-capitalized market entrant and where we can create economic and operational barriers to entry by new competitors.  This focus typically highlights markets in which we can either:  (1) provide waste collection services under franchises, exclusive contracts or other arrangements; or (2) gain a leading market position and provide vertically integrated collection and disposal services.  We believe that our experienced management, decentralized operating strategy, financial strength, size and public company status make us an attractive buyer to certain solid waste collection and disposal acquisition candidates.  We have developed an acquisition discipline based on a set of financial, market and management criteria to evaluate opportunities.  Once an acquisition is closed, we seek to integrate it while minimizing disruption to the ongoing operations of both Waste Connections and the acquired business.

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

The U.S. solid waste services industry experienced significant consolidation during the 1990s.  The consolidation trend has continued, but at a slower pace.  The solid waste services industry remains regional in nature with acquisition opportunities available in selected markets.  Some of the remaining independent landfill and collection operators lack the capital resources, management skills and/or technical expertise necessary to comply with stringent environmental and other governmental regulations and compete with larger, more efficient, integrated operators.  In addition, many of the remaining independent operators may wish to sell their businesses to achieve liquidity in their personal finances or as part of their estate planning.  Due to the prevalence of exclusive arrangements and the reduced pace of consolidation, we believe the Western markets contain the largest and most attractive number of acquisition opportunities.

SOLID WASTE SERVICES

Residential, Commercial and Industrial Collection Services

We serve approximately 1.5 million residential, commercial and industrial customers from operations in 23 states.  Our services are generally provided under one of the following arrangements:  (1) governmental certificates; (2) exclusive franchise agreements; (3) exclusive municipal contracts; (4) residential subscriptions; (5) residential contracts; or (6) commercial and industrial service agreements.

Governmental certificates, exclusive franchise agreements and exclusive municipal contracts grant us rights to provide services within specified areas at established rates.  Governmental certificates, or G Certificates, are unique to the State of Washington.  The Washington Utilities and Transportation Commission, or the WUTC, awards G Certificates to solid waste collection service providers in unincorporated areas and electing municipalities.  These certificates typically grant the holder the exclusive and perpetual right to provide specific residential, commercial and/or industrial waste services in a defined territory at specified rates subject to divestiture and/or cancellation by the WUTC on specified limited grounds.  Franchise agreements typically provide an exclusive period of seven years or longer for a specified territory.  These arrangements specify a broad range of services to be provided, establish rates for the services and often give the service provider a right of first refusal to extend the term of the agreement.  Municipal contracts typically provide a shorter service period and a more limited scope of services than franchise agreements and generally require competitive bidding at the end of the contract term.  We do not expect that the loss of any current contracts in negotiation for renewal or contracts likely to terminate in 2008 will have a material adverse effect on our revenues or cash flows.  No individual contract or customer accounted for more than 5% of our total revenues for the year ended December 31, 2007.

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

We provide commercial and industrial services, other than those we perform under exclusive arrangements, under customer service agreements generally ranging from one to three years in duration.  We determine fees under these agreements by such factors as collection frequency, level of service, route density, the type, volume and weight of the waste collected, type of equipment and containers furnished, the distance to the disposal or processing facility, the cost of disposal or processing and prices charged by competitors in our collection markets for similar services.  Collection of larger volumes of commercial and industrial waste streams generally helps improve our operating efficiencies, and consolidation of these volumes allows us to negotiate more favorable disposal prices.  We provide one- to ten-cubic yard containers to commercial customers and ten- to 50-cubic yard containers to industrial customers.  For an additional fee, we install on the premises of large volume customers stationary compactors that compact waste prior to collection.

Landfill Disposal Services

We own solid waste landfills to achieve vertical integration in markets where the economic and regulatory environments make landfill ownership attractive.  Where our operations are vertically integrated, we eliminate third-party disposal costs and generally realize higher margins and stronger operating cash flows.  The fees charged at disposal facilities, which are known as tipping fees, are based on market factors and take into account the type and weight or volume of solid waste deposited and the type and size of the vehicles used to transport waste.

Our landfill facilities consisted of the following at December 31, 2007:

Owned and operated landfills	25
Operated landfills under limited-term operating agreements	7
Operated landfills under life-of-site agreements	3
35

We own landfills in California, Colorado, Illinois, Kansas, Kentucky, Minnesota, Mississippi, Nebraska, New Mexico, Oklahoma, Oregon, Tennessee and Washington.  In addition, we operate, but do not own, landfills in California, Mississippi, Nebraska and New Mexico.  With the exception of two landfills located in Mississippi and Colorado, that only accept construction and demolition waste, all landfills that we own or operate are municipal solid waste landfills.

Under landfill operating agreements, the owner of the property, generally a municipality, usually owns the permit and we operate the landfill for a contracted term, which may be the life of the landfill.  Where the contracted term is not the life of the landfill, the property owner is generally responsible for final capping, closure and post-closure obligations.  We are responsible for all final capping, closure and post-closure obligations at the three operated landfills for which we have life-of-site agreements.  Our operating contracts for which the contracted term is less than the life of the landfill have expiration dates from 2008 to 2017.

Based on remaining permitted capacity as of December 31, 2007, and projected annual disposal volumes, the average remaining landfill life for our owned and operated landfills and landfills operated, but not owned, under life-of-site agreements, is estimated to be approximately 49 years.  Many of our existing landfills have the potential for expanded disposal capacity beyond the amount currently permitted.  We monitor the available permitted in-place disposal capacity of our landfills on an ongoing basis and evaluate whether to seek capacity expansion.  In making this evaluation, we consider various factors, including the following:

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
•
whether we consider it probable that we will achieve the expansion (for a pursued expansion to be considered probable, there must be no significant known technical, legal, community, business or political restrictions or similar issues existing that could impair the success of the expansion).

We also regularly consider whether it is advisable, in light of changing market conditions and/or regulatory requirements, to seek to expand or change the permitted waste streams or to seek other permit modifications.  We are currently seeking to expand permitted capacity at five of our landfills for which we consider expansions to be probable.  Although we cannot be certain that all future expansions will be permitted as designed, the average remaining landfill life for our owned and operated landfills and landfills operated, but not owned, under life-of-site agreements is estimated to be approximately 52 years when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume.

The following table reflects estimated landfill capacity and airspace changes, as measured in tons, for owned and operated landfills and landfills operated, but not owned, under life-of-site agreements (in thousands):

	2006			2007
	Permitted	Probable Expansion	Total	Permitted	Probable Expansion	Total
Balance, beginning of year	358,193	66,525	424,718	384,454	30,340	414,794
Acquired landfills	-	-	-	16,088	7,028	23,116
Permits granted	17,762	(17,762)	-	6,826	(6,826)	-
Airspace consumed	(7,215)	-	(7,215)	(8,238)	-	(8,238)
Changes in engineering estimates	15,714	(18,423)	(2,709)	1,965	(2,112)	(147)
Balance, end of year	384,454	30,340	414,794	401,095	28,430	429,525

The estimated remaining operating lives for the landfills we own and landfills we operate under life-of-site agreements, based on remaining permitted and probable expansion capacity and projected annual disposal volume, in years, as of December 31, 2006 and December 31, 2007, are shown in the tables below.  The estimated remaining operating lives include assumptions that the operating permits are renewed.

	2006
	0 to 10	11 to 20	21 to 40	41 to 50	51+	Total
Owned and operated landfills	1	4	6	1	12	24
Operated landfills under life-of-site agreements	-	-	2	-	1	3
	1	4	8	1	13	27

	2007
	0 to 10	11 to 20	21 to 40	41 to 50	51+	Total
Owned and operated landfills	1	5	6	2	11	25
Operated landfills under life-of-site agreements	-	-	2	-	1	3
	1	5	8	2	12	28

The disposal tonnage that we received in 2006 and 2007 at all of our landfills is shown in the tables below (tons in thousands):

	Three months ended								Twelve months ended December 31, 2006
	March 31, 2006		June 30, 2006		September 30, 2006		December 31, 2006
	Number of Sites	Total Tons	Number of Sites	Total Tons	Number of Sites	Total Tons	Number of Sites	Total Tons
Owned landfills or
landfills operated under
life-of-site agreements	27	1,655	27	1,828	27	1,888	27	1,844	7,215
Operated landfills	8	269	8	266	8	258	8	240	1,033
	35	1,924	35	2,094	35	2,146	35	2,084	8,248

	Three months ended								Twelve months ended December 31, 2007
	March 31, 2007		June 30, 2007		September 30, 2007		December 31, 2007
	Number of Sites	Total Tons	Number of Sites	Total Tons	Number of Sites	Total Tons	Number of Sites	Total Tons
Owned landfills or
landfills operated under
life-of-site agreements	28	1,769	28	2,122	30	2,211	28	2,136	8,238
Operated landfills	8	245	8	261	7	244	7	234	984
	36	2,014	36	2,383	37	2,455	35	2,370	9,222

Transfer Station Services

We have an active program to acquire, develop, own and operate transfer stations in markets proximate to our collection operations.  Transfer stations receive, compact and load solid waste to be transported to landfills via truck, rail or barge.  Transfer stations extend our direct-haul reach and link collection operations with distant disposal facilities.  We owned or operated 48 transfer stations at December 31, 2007.  Currently, we own transfer stations in California, Colorado, Kansas, Kentucky, Montana, Nebraska, Oklahoma, Oregon, Tennessee and Washington.  In addition, we operate, but do not own, transfer stations in Idaho, Kentucky, Nebraska, Tennessee, Washington and Wyoming.  We believe that transfer stations benefit us by:

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

Recycling Services

We offer residential, commercial, industrial and municipal customers recycling services for a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals.  We own or operate 29 recycling processing operations and sell other collected recyclable materials to third parties for processing before resale.  Certain of our municipal recycling contracts in Washington specify certain benchmark resale prices for recycled commodities.  To the extent the prices we actually receive for the processed recycled commodities collected under those contracts exceed the prices specified in the contracts, we share the excess with the municipality, after recovering any previous shortfalls resulting from actual market prices falling below the prices specified in the contracts.  To reduce our exposure to commodity price volatility and risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties.  We believe that recycling will continue to be an important component of local and state solid waste management plans due to the public's increasing environmental awareness and expanding regulations that mandate or encourage recycling.

INTERMODAL SERVICES

Intermodal logistics is the movement of containers using two or more modes of transportation, usually including a rail or truck segment.  In November 2004, we entered the intermodal services business in the Pacific Northwest through the acquisition of Northwest Container Services, Inc., which provides repositioning, storage, maintenance and repair of cargo containers for international shipping companies.  We provide these services for containerized cargo primarily to international shipping companies importing and exporting goods through the Pacific Northwest.  As of December 31, 2007, we owned five intermodal operations in Washington and Oregon.  Our fleet of doublestack railcars provides dedicated direct-line haul services among terminals in Portland, Tacoma and Seattle.  We have contracts with the Burlington Northern Santa Fe and Union Pacific railroads for the movement of containers among our five intermodal operations.  We also provide our customers container and chassis sales and leasing services.

We intend to further expand our intermodal business through cross-selling efforts with our solid waste services operations.  We believe that a significant amount of solid waste is transported currently by truck, rail and barge from primarily the Seattle-Tacoma and Metro Portland areas to remote landfills in Eastern Washington and Eastern Oregon.  We believe our ability to market both intermodal and disposal services will enable us to more effectively compete for these volumes.

SALES AND MARKETING

We employ sales and marketing personnel as necessary to extend or renew existing contracts, solicit new contracts or customers in markets where we are not the exclusive provider of solid waste or intermodal services, expand our presence into areas adjacent to or contiguous with our existing markets, and market additional services to existing customers.  In many of our existing markets, we provide waste collection, transfer and disposal services to municipalities and governmental authorities under exclusive arrangements, and, therefore, do not contract directly with individual customers.  In addition, because we have grown primarily through acquisitions, we have generally assumed existing franchise agreements, municipal contracts and G Certificates from the acquired companies, rather than obtaining new contracts through marketing efforts or bid processes.

COMPETITION

The solid waste services industry is highly competitive and requires substantial labor and capital resources.  In addition to us, the industry includes: three national, publicly-held solid waste companies – Allied Waste Industries, Inc., Republic Services, Inc. and Waste Management, Inc.; several regional, publicly-held and privately-owned companies; and several thousand small, local, privately-owned companies.  Certain of the markets in which we compete or will likely compete are served by one or more large, national solid waste companies, as well as by numerous regional and local solid waste companies of varying sizes and resources, some of which we believe have accumulated substantial goodwill in their markets.  We also compete with operators of alternative disposal facilities, including incinerators, and with counties, municipalities and solid waste districts that maintain their own waste collection and disposal operations.  Public sector operators may have financial advantages over us because of their access to user fees and similar charges, tax revenues and tax-exempt financing.

We compete for collection, transfer and disposal volume based primarily on the price and, to a lesser extent, quality of our services.  From time to time, competitors may reduce the price of their services in an effort to expand their market shares or service areas or to win competitively bid municipal contracts.  These practices may cause us to reduce the price of our services or, if we elect not to do so, to lose business.  We provide a significant amount of our residential, commercial and industrial collection services under exclusive franchise and municipal contracts and G Certificates, some of which are subject to periodic competitive bidding.

The U.S. solid waste services industry has undergone significant consolidation, and we encounter competition in our efforts to acquire collection operations, transfer stations and landfills.  We generally compete for acquisition candidates with publicly-owned regional and national waste management companies.  Accordingly, it may become uneconomical for us to make further acquisitions or we may be unable to locate or acquire suitable acquisition candidates at price levels and on terms and conditions that we consider appropriate, particularly in markets we do not already serve.  Competition in the disposal industry is also affected by the increasing national emphasis on recycling and other waste reduction programs, which may reduce the volume of waste deposited in landfills.

The intermodal services industry is also highly competitive.  We compete against other intermodal rail services companies, trucking companies and railroads, many of which have greater financial and other resources than we do.  Competition is based primarily on price, reliability and quality of service.

REGULATION

Introduction

Our operations, including landfills, waste transportation, transfer stations, vehicle maintenance shops and fueling facilities are all subject to extensive and evolving federal, state and local environmental laws and regulations, the enforcement of which has become increasingly stringent.  The environmental regulations that affect us are administered by the Environmental Protection Agency, or the EPA, and other federal, state and local environmental, zoning, health and safety agencies.  The WUTC regulates the portion of our collection business in Washington performed under G Certificates.  We currently comply in all material respects with applicable federal, state and local environmental laws, permits, orders and regulations.  In addition, we attempt to anticipate future regulatory requirements and plan in advance as necessary to comply with them.  We do not presently anticipate incurring any material costs to bring our operations into environmental compliance with existing or expected future regulatory requirements, although we can give no assurance that this will not change in the future.

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

The Resource Conservation and Recovery Act of 1976, or RCRA

RCRA regulates the generation, treatment, storage, handling, transportation and disposal of solid waste and requires states to develop programs to ensure the safe disposal of solid waste.  RCRA divides solid waste into two groups, hazardous and nonhazardous.  Wastes are generally classified as hazardous if they either:  (1) are specifically included on a list of hazardous wastes; or (2) exhibit certain characteristics defined as hazardous.  Household wastes are specifically designated as nonhazardous.  Wastes classified as hazardous under RCRA are subject to much stricter regulation than wastes classified as nonhazardous, and businesses that deal with hazardous waste are subject to regulatory obligations in addition to those imposed on handlers of nonhazardous waste.  From the date of inception through December 31, 2007, to our knowledge, we did not transport hazardous wastes under circumstances that would subject us to hazardous waste regulations under Subtitle C of RCRA.  Some of our ancillary operations, such as vehicle maintenance operations, may generate hazardous wastes.  We manage these wastes in substantial compliance with applicable laws.

In October 1991, the EPA adopted the Subtitle D Regulations governing solid waste landfills.  The Subtitle D Regulations, which generally became effective in October 1993, include location restrictions, facility design standards, operating criteria, closure and post-closure requirements, financial assurance requirements, groundwater monitoring requirements, groundwater remediation standards and corrective action requirements.  In addition, the Subtitle D Regulations require that new landfill sites meet more stringent liner design criteria (typically, composite soil and synthetic liners or two or more synthetic liners) intended to keep leachate out of groundwater and have extensive collection systems to carry away leachate for treatment prior to disposal.  Groundwater monitoring wells must also be installed at virtually all landfills to monitor groundwater quality and, indirectly, the effectiveness of the leachate collection system.  The Subtitle D Regulations also require, where certain regulatory thresholds are exceeded, that facility owners or operators control emissions of methane gas generated at landfills in a manner intended to protect human health and the environment.  Each state is required to revise its landfill regulations to meet these requirements or such requirements will be automatically imposed by the EPA on landfill owners and operators in that state.  Each state is also required to adopt and implement a permit program or other appropriate system to ensure that landfills in the state comply with the Subtitle D Regulations.  Various states in which we operate or may operate in the future have adopted regulations or programs as stringent as, or more stringent than, the Subtitle D Regulations.

RCRA also regulates underground storage of petroleum and other regulated materials.  RCRA requires registration, compliance with technical standards for tanks, release detection and reporting, and corrective action, among other things.  Certain of our facilities and operations are subject to these requirements.

The Federal Water Pollution Control Act of 1972, or the Clean Water Act

The Clean Water Act regulates the discharge of pollutants from a variety of sources, including solid waste disposal sites and transfer stations, into waters of the United States.  If run-off from our owned or operated transfer stations or run-off or collected leachate from our owned or operated landfills is discharged into streams, rivers or other surface waters, the Clean Water Act would require us to apply for and obtain a discharge permit, conduct sampling and monitoring and, under certain circumstances, reduce the quantity of pollutants in such discharge.  Also, virtually all landfills are required to comply with the EPA's storm water regulations issued in November 1990, which are designed to prevent contaminated landfill storm water run-off from flowing into surface waters.  We believe that our facilities comply in all material respects with the Clean Water Act requirements.  Various states in which we operate or may operate in the future have been delegated authority to implement the Clean Water Act permitting requirements, and some of these states have adopted regulations that are more stringent than the federal Clean Water Act requirements.  For example, states often require permits for discharges that may impact ground water as well as surface water.

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

Climate Change Laws and Regulations

On September 27, 2006, California enacted AB32, the Global Warming Solutions Act of 2006, which established the first statewide program in the United States to limit greenhouse gas, or GHG, emissions and impose penalties for non-compliance.  AB32 defines several steps – and sets corresponding deadlines – the California Air Resources Board, or the Board, is required to take to implement the program.

•
By June 30, 2007, the Board was required to publish a list of discrete early action GHG emission reduction measures that could be implemented prior to the measures and limits to be adopted later under AB32.  Pursuant to this requirement, in June 2007, the Board approved the Landfill Methane Capture Strategy as one of the first three early action measures.  Board staff, in collaboration with California Integrated Waste Management Board staff, is developing a control measure to require enhanced control of methane emissions from municipal solid waste, or MSW, landfills.  The control measure would require gas collection and control systems on landfills where these systems are not currently required and would establish statewide performance standards to maximize methane capture efficiencies.  The Board is scheduled to consider this control measure for adoption in late 2008.

•
By January 1, 2008, the Board was required to adopt regulations requiring the monitoring and annual reporting of GHG emissions from GHG emission sources in California.  Pursuant to this requirement, the Board approved a Mandatory Reporting of Greenhouse Gas Emissions regulation on December 6, 2007.  The mandatory reporting requirements generally do not cover landfill operations, unless the landfill operator also operates non-landfill facilities – e.g., electric generation facilities or general combustion sources using landfill gas – encompassed by the requirements.

•
By January 1, 2008, the Board was required to articulate what the statewide GHG emissions level was in 1990 and approve a statewide GHG emissions limit that is equivalent to that level, to be achieved by 2020.  Pursuant to this requirement, the Board approved the 2020 emissions goal of 427 million metric tons of carbon dioxide equivalent on December 6, 2007.

•	In furtherance of achieving compliance with the state-wide 2020 limit, the Board, by January 1, 2011:
	o	must adopt specific GHG emission limits, applicable to GHG emission sources, to become operative on January 1, 2012; and
	o	may establish a system of market-based declining annual aggregate emission limits for sources or categories of sources that emit GHG, applicable from January 1, 2012, to December 31, 2020.
•	By an unspecified date, the Board must make recommendations to the Governor and the Legislature of California on how to continue reductions of GHG emissions beyond 2020.
•	By an unspecified date, the Board may adopt a schedule of fees to be paid by the sources of GHG emissions and used for purposes of carrying out AB32.

The Board estimates that fugitive methane emissions from landfills account for 1-2% of California’s GHG emission inventory.  The California Energy Commission, or CEC, with the participation of the Board, is funding a study to improve the overall estimation of GHG emissions from MSW landfills.  This study is not expected to be completed until 2009.  Board staff has indicated that landfill GHG reporting requirements will be developed in conjunction with the landfill early action measure and in light of the results of this CEC study.

Because landfill and collection operations emit GHG, our operations in California will be subject to regulations issued under AB32.  These regulations could increase our costs for those operations.  If we are unable to pass such higher costs through to our customers, our business, financial condition and operating results could be adversely affected.

These effects could also spread to our non-California operations because other states and the federal government may follow California’s lead.  For example, on January 12, 2007, U.S. Senators Barack Obama (D-IL), Joe Lieberman (I-CT) and John McCain (R-AZ) introduced legislation that would cut greenhouse gas emissions to 34% of 2004 levels by 2050.  As another example of this trend toward increased regulation of GHG emissions, in February 2007 the Governors of Arizona, California, New Mexico, Oregon and Washington launched the Western Climate Initiative, a collaboration to develop regional strategies to address climate change.  The Governor of Utah joined the Initiative later in the spring of 2007.  In August 2007, the Initiative set an overall regional goal for reducing greenhouse gas emissions.

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

Flow Control/Interstate Waste Restrictions

Certain permits and approvals and state and local regulations may limit a landfill’s or transfer station’s ability to accept waste that originates from specified geographic areas, import out-of-state waste or wastes originating outside the local jurisdictions or otherwise discriminate against non-local waste.  These restrictions, generally known as flow control restrictions, are controversial, and courts have held that some state and local flow control schemes violate constitutional limits on state or local regulation of interstate commerce, while other state and local flow control schemes do not.  In 2007, the U.S. Supreme Court upheld a flow control scheme directing waste to be processed at a municipally owned transfer station.  This decision may result in certain state and local jurisdictions seeking to enforce flow control restrictions through local legislation or contractually.  These actions could limit or prohibit the importation of out-of-state waste or direct that wastes be handled at specified facilities. Such actions could adversely affect our transfer stations and landfills.  These restrictions could also result in higher disposal costs for our collection operations.  If we were unable to pass such higher costs through to our customers, our business, financial condition and operating results could be adversely affected.

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

Insurance

We are effectively self-insured for automobile liability, property, general liability, workers’ compensation, employer’s liability claims, and employee group health insurance.  Our loss exposure for insurance claims is generally limited to per incident deductibles.  Losses in excess of deductible levels are insured subject to policy limits.  Under our current insurance program, we carry per incident deductibles of $2 million for automobile liability claims, $1.5 million for workers’ compensation and employer’s liability claims, $1 million ($2 million aggregate) for general liability claims, $25,000 for property claims and $175,000 for employee group health insurance.  During the 12-month policy term, our automobile liability policy will pay up to $3 million per incident, after we pay the $2 million per incident deductible.  Additionally, we have an umbrella policy with a third-party insurance company for automobile liability, general liability and employer’s liability that will pay, during the policy term, up to $50 million per incident in excess of the $5 million limit for automobile claims and in excess of the $1.5 million limit for employer’s liability claims and will pay up to an aggregate of $50 million in excess of the $2 million aggregate limit for general liability claims.  Since workers’ compensation is a statutory coverage limited only by the various state jurisdictions, the umbrella coverage is not applicable.  Also, our umbrella policy does not cover property claims, as the insurance limits for these claims are in accordance with the replacement values of the insured property.  From time to time, actions filed against us include claims for punitive damages, which are generally excluded from coverage under all of our liability insurance policies.

We carry environmental protection insurance under a three-year (annual for the state of California) policy, expiring in November 2008, with coverage of $10 million per occurrence and a $20 million aggregate limit, after we pay the $250,000 per incident deductible.  This insurance policy covers all owned or operated landfills and transfer stations.  Subject to policy terms, insurance coverage is guaranteed for acquired and newly-constructed facilities, but each addition to the policy is underwritten on a site-specific basis and the premium is set according to the conditions found at the site.  Our policy provides insurance for new pollution conditions that originate after the commencement of our coverage.  Pollution conditions existing prior to the commencement of our coverage, if found, could be excluded from coverage.

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

We own a 9.9% interest in a company that, among other activities, issues financial surety bonds to secure final capping, landfill closure and post-closure obligations for companies operating in the solid waste sector, including a portion of our own.

EMPLOYEES

At December 31, 2007, we employed 4,978 full-time employees, of which 381, or approximately 8% of our workforce, are employed under collective bargaining agreements, primarily with the Teamsters Union.  These employees are subject to labor agreements that are renegotiated periodically.  We do not have any collective bargaining agreements that are set to expire during 2008.  We do not expect any significant disruption in our overall business in 2008 as a result of labor negotiations, employee strikes or organizational efforts.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning our executive officers and key employee as of January 31, 2008:

NAME	AGE	POSITIONS
Ronald J. Mittelstaedt (1)	44	Chief Executive Officer and Chairman
Steven F. Bouck	50	President
Darrell W. Chambliss	43	Executive Vice President and Chief Operating Officer
Robert D. Evans	61	Executive Vice President, General Counsel and Secretary
Worthing F. Jackman	43	Executive Vice President and Chief Financial Officer
David M. Hall	50	Senior Vice President – Sales and Marketing
Eric M. Merrill	55	Senior Vice President – People, Training and Development
Kenneth O. Rose	59	Senior Vice President – Administration
David G. Eddie	38	Vice President – Corporate Controller
Eric O. Hansen	42	Vice President – Chief Information Officer
Jerri L. Hunt (2)	56	Vice President – Employee Relations
James M. Little	46	Vice President – Engineering

(1)	Member of the Executive Committee of the Board of Directors.
(2)	Key employee.

Ronald J. Mittelstaedt has been Chief Executive Officer and a director of Waste Connections since the company was formed, and was elected Chairman in January 1998.  Mr. Mittelstaedt also served as President from Waste Connections’ formation through August 2004.  Mr. Mittelstaedt has more than 19 years of experience in the solid waste industry.   Mr. Mittelstaedt holds a B.A. degree in Business Economics with a finance emphasis from the University of California at Santa Barbara.

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

Darrell W. Chambliss has been Executive Vice President and Chief Operating Officer of Waste Connections since October 2003.  From October 1, 1997 to that date, he served as Executive Vice President – Operations.  Mr. Chambliss has more than 18 years of experience in the solid waste industry. Mr. Chambliss holds a B.S. degree in Business Administration from the University of Arkansas.

Robert D. Evans has been Executive Vice President, General Counsel and Secretary of Waste Connections since June 2002.  From 1978 to that date, Mr. Evans was a partner in the San Francisco law firm of Shartsis Friese LLP.  Prior to joining us, Mr. Evans had been Waste Connections’ primary outside counsel since our formation.  Mr. Evans holds a B.A. degree in Economics and a J.D. degree from the University of California at Berkeley.  Mr. Evans has announced his intention to retire from Waste Connections in February 2008.

Worthing F. Jackman has been Executive Vice President – Chief Financial Officer of Waste Connections since September 1, 2004.  Mr. Jackman served as Vice President – Finance and Investor Relations from April 2003 through August 2004.  Mr. Jackman held various investment banking positions with Alex. Brown & Sons, now Deutsche Bank Securities, Inc., from 1991 through 2003, including most recently as a Managing Director within the Global Industrial & Environmental Services Group.  In that capacity, he provided capital markets and strategic advisory services to companies in a variety of sectors, including solid waste services.  Mr. Jackman serves as a director for Quanta Services, Inc.  He holds a B.S. degree in Finance from Syracuse University and an M.B.A. from the Harvard Business School.

David M. Hall has been Senior Vice President – Sales and Marketing of Waste Connections since October 2005.  From August 1998 through September 2005, Mr. Hall served as Vice President – Business Development.  Mr. Hall has more than 20 years of experience in the solid waste industry with extensive operating and marketing experience in the Western U.S.  Mr. Hall received a B.S. degree in Management and Marketing from Missouri State University.

Eric M. Merrill has been Senior Vice President – People, Training and Development of Waste Connections since June 2007.   Mr. Merrill joined us in 1998 and since 2000 had served as Regional Vice President – Pacific Northwest Region.  Mr. Merrill has over 19 years of experience in the solid waste industry.  He holds a B.S. degree in Accounting from the University of Oregon.

Kenneth O. Rose has been Senior Vice President – Administration of Waste Connections since May 2002.  He served as a consultant to Waste Connections in March and April 2002.  From May 2000 to March 2002, he provided consulting services to WorldOil.Com, Inc. and Gulf Publishing Company.  As Vice President – Administration for Coach USA, Inc., from October 1996 to April 2000, Mr. Rose was responsible for all corporate administrative activities in the United States, Canada and Mexico.  Mr. Rose has 13 years experience in the solid waste industry.  Prior to joining the waste industry, Mr. Rose held various administrative positions in the oil and offshore drilling industries from 1971 to 1989 with Standard Oil Company-Indiana, Gulf Oil Corporation and Chevron Corporation.  Mr. Rose holds a B.S. degree in Accounting from the University of Wyoming.

David G. Eddie has been Vice President – Corporate Controller of Waste Connections since March 2004.  From April 2003 to February 2004, Mr. Eddie served as Vice President – Public Reporting and Compliance.  From May 2001 to March 2003, Mr. Eddie served as Director of Finance.  Mr. Eddie served as Corporate Controller for International Fibercom, Inc. from April 2000 to May 2001.  From September 1999 to April 2000, Mr. Eddie served as Waste Connections’ Manager of Financial Reporting.  From September 1994 to September 1999, Mr. Eddie held various positions, including Audit Manager, for PricewaterhouseCoopers LLP.  Mr. Eddie is a Certified Public Accountant and holds a B.S. degree in Accounting from California State University, Sacramento.

Eric O. Hansen has been Vice President – Chief Information Officer of Waste Connections since July 2004.  From January 2001 to July 2004, Mr. Hansen served as Vice President – Information Technology.  From April 1998 to December 2000, Mr. Hansen served as Director of Management Information Systems.  Mr. Hansen holds a B.S degree from Portland State University.

Jerri L. Hunt has been Vice President – Employee Relations of Waste Connections since June 2007.  Ms. Hunt previously served as Vice President – Human Resources from May 2002 to June 2007, and as Vice President – Human Resources and Risk Management from December 1999 to April 2002.  From 1994 to 1999, Ms. Hunt held various positions with First Union National Bank (including the Money Store, which was acquired by First Union National Bank), most recently Vice President of Human Resources.  From 1989 to 1994, Ms. Hunt served as Manager of Human Resources and Risk Management for Browning-Ferris Industries, Inc.  Ms. Hunt also served as a Human Resources Supervisor for United Parcel Service from 1976 to 1989.  She holds a B.S. degree from California State University, Sacramento, and a Master’s degree in Human Resources from Golden Gate University.

James M. Little has been Vice President – Engineering of Waste Connections since September 1999.  Mr. Little held various management positions with Waste Management, Inc. (formerly USA Waste Services, Inc., which was acquired by Waste Management, Inc. and Chambers Development Co. Inc., which was acquired by USA Waste Services, Inc.) from April 1990 to September 1999, including Regional Environmental Manager and Regional Landfill Manager, and most recently Division Manager in Ohio, where he was responsible for the operations of ten operating companies in the Northern Ohio area.  Mr. Little is a certified professional geologist and holds a B.S. degree in Geology from Slippery Rock University.

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

Our industry is highly competitive and requires substantial labor and capital resources.  Some of the markets in which we compete or will likely compete are served by one or more large, national companies, as well as by regional and local companies of varying sizes and resources, some of which we believe have accumulated substantial goodwill in their markets.  Some of our competitors may also be better capitalized than we are, have greater name recognition than we do, or be able to provide or be willing to bid their services at a lower price than we may be willing to offer.  Our inability to compete effectively could hinder our growth or negatively impact our operating results.

We also compete with counties, municipalities and solid waste districts that maintain their own waste collection and disposal operations.  These operators may have financial advantages over us because of their access to user fees and similar charges, tax revenues and tax-exempt financing.

Increases in the price of fuel may adversely affect our business and reduce our operating margins.

The market price of fuel is volatile and has risen substantially in recent years.  We purchase diesel fuel at market prices, and such prices can fluctuate significantly.  A significant increase in our fuel cost could adversely affect our business and reduce our operating margins and reported earnings.

Increases in labor and disposal and related transportation costs could impact our financial results.

Our continued success will depend on our ability to attract and retain qualified personnel.  We compete with other businesses in our markets for qualified employees.  From time to time, the labor supply is tight in some of our markets.  A shortage of qualified employees would require us to enhance our wage and benefits packages to compete more effectively for employees, to hire more expensive temporary employees or to contract for services with more expensive third-party vendors.  Labor is one of our highest costs and relatively small increases in labor costs per employee could materially affect our cost structure.  If we fail to attract and retain qualified employees, control our labor costs or recover any increased labor costs through increased prices we charge for our services or otherwise offset such increases with cost savings in other areas, our operating margins could suffer.  Disposal and related transportation costs are our second highest cost category.  If we incur increased disposal and related transportation costs to dispose of solid waste, and if, in either case, we are unable to pass these costs on to our customers, our operating results would suffer.

Increases in insurance costs and the amount that we self-insure for various risks could reduce our operating margins and reported earnings.

We maintain insurance policies for automobile, general, employer’s, environmental and directors and officers’ liability as well as for employee group health insurance, property insurance and workers’ compensation.  We are effectively self-insured for automobile liability, property, general liability, workers’ compensation, employer’s liability and employee group health insurance by carrying high dollar per incident deductibles.  We carry umbrella policies for certain types of claims to provide excess coverage over the underlying policies and per incident deductibles.  The increased amounts that we self-insure could cause significant volatility in our operating margins and reported earnings based on the occurrence and claim costs of incidents, accidents and injuries.  Our insurance accruals are based on claims filed and estimates of claims incurred but not reported and are developed by our management with assistance from our third-party actuary and our third-party claims administrator.  To the extent these estimates are inaccurate, we may recognize substantial additional expenses in future periods that would reduce operating margins and reported earnings.  From time to time, actions filed against us include claims for punitive damages, which are generally excluded from coverage under all of our liability insurance policies.  A punitive damage award could have an adverse effect on our reported earnings in the period in which it occurs.  Significant increases in premiums on insurance that we retain also could reduce our margins.

We depend significantly on the services of the members of our senior, regional and district management team, and the departure of any of those persons could cause our operating results to suffer.

Our success depends significantly on the continued individual and collective contributions of our senior, regional and district management team.  Key members of our management have entered into employment agreements, but we may not be able to enforce these agreements.  The loss of the services of any member of our senior, regional or district management or the inability to hire and retain experienced management personnel could harm our operating results.

Our financial results are based upon estimates and assumptions that may differ from actual results.

In preparing our consolidated financial statements in accordance with U.S. generally accepted accounting principles, several estimates and assumptions are made that affect the accounting for and recognition of assets, liabilities, revenues and expenses.  These estimates and assumptions must be made because certain information that is used in the preparation of our financial statements is dependent on future events, cannot be calculated with a high degree of precision from data available or is not capable of being readily calculated based on generally accepted methodologies.  In some cases, these estimates are particularly difficult to determine and we must exercise significant judgment.  The estimates and the assumptions having the greatest amount of uncertainty, subjectivity and complexity are related to our accounting for landfills, self-insurance, intangibles, allocation of acquisition purchase price, income taxes, asset impairments and litigation, claims and assessments.  Actual results for all estimates could differ materially from the estimates and assumptions that we use, which could have an adverse effect on our financial condition and results of operations.

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

Our business and financial results would be harmed by downturns in the general economy of the regions in which we operate and other factors affecting those regions, such as state regulations affecting the solid waste services industry and severe weather conditions.  Based on historic trends, we expect our operating results to vary seasonally, with revenues typically lowest in the first quarter, higher in the second and third quarters, and lower in the fourth quarter than in the second and third quarters.  We expect the fluctuation in our revenues between our highest and lowest quarters to be in the range of approximately 9% to 12%.  This seasonality reflects the lower volume of solid waste generated during the late fall, winter and early spring because of decreased construction and demolition activities during the winter months.  In addition, some of our operating costs may be higher in the winter months.  Adverse winter weather conditions slow waste collection activities, resulting in higher labor and operational costs.  Greater precipitation in the winter increases the weight of collected waste, resulting in higher disposal costs, which are calculated on a per ton basis.  Because of these factors, we expect operating income to be generally lower in the winter months, and our stock price may be negatively affected by these variations.

We may lose contracts through competitive bidding, early termination or governmental action.

We derive a significant portion of our revenues from market areas where we have exclusive arrangements, including franchise agreements, municipal contracts and G Certificates.  Many of these arrangements are for a specified term and will be subject to competitive bidding in the future.  For example, we have approximately 338 contracts, representing approximately 7.6% of our annual revenues that are set for expiration or automatic renewal through December 31, 2008.  Although we intend to bid on additional municipal contracts and franchise agreements, we may not be the successful bidder.  In addition, some of our customers may terminate their contracts with us before the end of the contract term.

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

We may be subject in the normal course of business to judicial and administrative proceedings that could interrupt our operations, require expensive remediation, result in adverse judgments or settlements and create negative publicity.

Governmental agencies may impose fines or penalties on us relating to the conduct of our business, attempt to revoke or deny renewal of our operating permits, franchises or licenses for violations or alleged violations of environmental laws or regulations, or require us to remediate potential environmental problems relating to waste that we or our predecessors collected, transported, disposed of or stored. Individuals or citizens groups may also bring actions against us in connection with our operations.  Any adverse outcome in such proceedings could harm our operations and financial results and create negative publicity, which could damage our reputation, competitive position and stock price.

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

A component of our growth strategy involves achieving economies of scale and operating efficiencies by growing through acquisitions.  We may not achieve these goals unless we effectively combine the operations of acquired businesses with our existing operations.  In addition, we are not always able to control the timing of our acquisitions.  Our inability to complete acquisitions within the time frames that we expect may cause our operating results to be less favorable than expected, which could cause our stock price to decline.

Our acquisitions may not be successful, resulting in changes in strategy, operating losses or a loss on sale of the business acquired.

Even if we are able to make acquisitions on advantageous terms and are able to integrate them successfully into our operations and organization, some acquisitions may not fulfill our objectives in a given market due to factors that we cannot control, such as market position or customer base.  As a result, operating margins could be less than we originally anticipated when we made those acquisitions.  In addition, we may change our strategy with respect to that market or those businesses and decide to sell the operations at a loss, or keep those operations and recognize an impairment of goodwill and/or intangible assets.

Because we depend on railroads for our intermodal operations, our operating results and financial condition are likely to be adversely affected by any reduction or deterioration in rail service.

We depend on two major railroads for the intermodal services we provide – the Burlington Northern Santa Fe and Union Pacific.  Consequently, a reduction in, or elimination of, rail service to a particular market is likely to adversely affect our ability to provide intermodal transportation services to some of our customers.  In addition, the railroads are relatively free to adjust shipping rates up or down as market conditions permit when existing contracts expire.  Rate increases would result in higher intermodal transportation costs, reducing the attractiveness of intermodal transportation compared to solely truck or other transportation modes, which could cause a decrease in demand for our services.  Our business could also be adversely affected by harsh weather conditions or other factors that hinder the railroads’ ability to provide reliable transportation services.

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

In accordance with U.S. generally accepted accounting principles, we capitalize some expenditures and advances relating to acquisitions, pending acquisitions and landfill development projects.  We expense indirect acquisition costs such as executive salaries, general corporate overhead and other corporate services as we incur those costs.  We charge against earnings any unamortized capitalized expenditures and advances (net of any amount that we estimate we will recover, through sale or otherwise) that relate to any operation that is permanently shut down or determined to be impaired, any pending acquisition that is not consummated and any landfill development project that we do not expect to complete.  Any such charges against earnings could decrease our stock price.

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

The adoption of new accounting standards or interpretations could adversely affect our financial results.

Our implementation of and compliance with changes in accounting rules and interpretations could adversely affect our operating results or cause unanticipated fluctuations in our results in future periods.  The accounting rules and regulations that we must comply with are complex and continually changing.  Recent actions and public comments from the SEC have focused on the integrity of financial reporting generally.  The Financial Accounting Standards Board, or FASB, has recently introduced several new or proposed accounting standards, or is developing new proposed standards, which would represent a significant change from current industry practices.  In addition, many companies’ accounting policies are being subject to heightened scrutiny by regulators and the public.  While we believe that our financial statements have been prepared in accordance with U.S. generally accepted accounting principles, we cannot predict the impact of future changes to accounting principles or our accounting policies on our financial statements going forward.

Risks Related to Our Industry

Our financial and operating performance may be affected by the inability to renew landfill operating permits, obtain new landfills and expand existing ones.

We currently own and/or operate a number of landfills.  Our ability to meet our financial and operating objectives may depend in part on our ability to renew landfill operating permits, acquire, lease and expand existing landfills and develop new landfill sites.  It has become increasingly difficult and expensive to obtain required permits and approvals to build, operate and expand solid waste management facilities, including landfills and transfer stations.  Operating permits for landfills in states where we operate must generally be renewed every five to ten years.  These operating permits often must be renewed several times during the permitted life of a landfill.  The permit and approval process is often time consuming, requires numerous hearings and compliance with zoning, environmental and other requirements, is frequently challenged by citizens, public interest and other groups, and may result in burdensome terms and conditions being imposed on our operations.  We may not be able to obtain new landfill sites or expand the permitted capacity of our landfills when necessary.  Obtaining new landfill sites is important to our expansion into new, non-exclusive markets.  If we do not believe that we can obtain a landfill site in a non-exclusive market, we may choose not to enter that market.  Expanding existing landfill sites is important in those markets where the remaining lives of our landfills are relatively short.  We may choose to forego acquisitions and internal growth in these markets because increased volumes would further shorten the lives of these landfills.  Any of these circumstances could adversely affect our operating results.

Future changes in laws regulating the flow of solid waste in interstate commerce could adversely affect our operating results.

The U.S. Supreme Court has held that states may not regulate the flow of solid waste in interstate commerce if the effect would be to discriminate between interstate and intrastate commerce with respect to private facilities.  In 2007, the U.S. Supreme Court upheld a flow control scheme directing waste to be processed at a municipally owned transfer station.  If one or more of the municipalities or states in which we dispose of interstate waste takes action that would prohibit or increase the costs of our continued disposal of interstate waste, our operating results could be adversely affected.

Extensive and evolving environmental laws and regulations may restrict our operations and growth and increase our costs.

Existing environmental laws and regulations have become more stringently enforced in recent years because of greater public interest in protecting the environment.  In addition, our industry is subject to regular enactment of new or amended federal, state and local statutes, regulations and ballot initiatives, as well as judicial decisions interpreting these requirements.  These requirements impose substantial costs on us and may adversely affect our business.  In addition, federal, state and local governments may change the rights they grant to, and the restrictions they impose on, solid waste services companies, and those changes could restrict our operations and growth.

Extensive regulations that govern the design, operation and closure of landfills may restrict our landfill operations or increase our costs of operating landfills.

Regulations that govern landfill operations include the regulations that establish minimum federal requirements adopted by the EPA in October 1991 under Subtitle D of RCRA.  If we fail to comply with these regulations, we could be required to undertake investigatory or remedial activities, curtail operations or close landfills temporarily or permanently.  Future changes to these regulations may require us to modify, supplement or replace equipment or facilities at substantial costs.  If regulatory agencies fail to enforce these regulations vigorously or consistently, our competitors whose facilities are not forced to comply with the Subtitle D regulations or their state counterparts may obtain an advantage over us.  Our financial obligations arising from any failure to comply with these regulations could harm our business and operating results.

Unusually adverse weather conditions may interfere with our operations, harming our operating results.

Our operations could be adversely affected, beyond the normal seasonal variations described above, by unusually long periods of inclement weather, which could interfere with collection, landfill and intermodal operations, reduce the volume of waste generated by our customers, delay the development of landfill capacity, and increase the costs we incur in connection with the construction of landfills and other facilities.  Periods of particularly harsh weather may force us to temporarily suspend some of our operations.

Fluctuations in prices for recycled commodities that we sell and rebates we offer to customers may cause our revenues and operating results to decline.

We provide recycling services to some of our customers.  The sale prices of and demands for recyclable commodities, particularly paper products, are frequently volatile and when they decline, our revenues and operating results may decline.  Our recycling operations offer rebates to suppliers, based on the market prices of commodities we buy to process for resale.  Therefore, if we recognize increased revenues resulting from higher prices for recyclable commodities, the rebates we pay to suppliers will also increase, which also may impact our operating results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2007, we owned 126 collection operations, 36 transfer stations, 23 municipal solid waste landfills, 2 construction and demolition landfills, 29 recycling operations, and 5 intermodal operations and operated, but did not own, an additional 12 transfer stations and 10 municipal solid waste landfills.  We lease certain of the sites on which these facilities are located.  We lease various office facilities, including our corporate offices in Folsom, California, where we occupy approximately 31,000 square feet of space.  We have signed a lease for new corporate offices of approximately 48,000 square feet in Folsom, California, which we expect to occupy in February 2009.  We own various equipment, including waste collection and transportation vehicles, related support vehicles, doublestack rail cars, carts, containers, chassis and heavy equipment used in landfill and intermodal operations.  We believe that our existing facilities and equipment are adequate for our current operations.  However, we expect to make additional investments in property and equipment for expansion and replacement of assets in connection with future acquisitions.

ITEM 3.	LEGAL PROCEEDINGS

Our subsidiary, High Desert Solid Waste Facility, Inc. (formerly known as Rhino Solid Waste, Inc.), owns undeveloped property in Chaparral, New Mexico, for which it sought a permit to operate a municipal solid waste landfill.  After a public hearing, the New Mexico Environment Department, or the Department, approved the permit for the facility on January 30, 2002.  Colonias Development Council, or the CDC, a nonprofit organization, opposed the permit at the public hearing and appealed the Department’s decision to the courts of New Mexico, primarily on the grounds that the Department failed to consider the social impact of the landfill on the community of Chaparral, and failed to consider regional planning issues.  On July 18, 2005, in Colonias Dev. Council v. Rhino Envtl. Servs., Inc. (In re Rhino Envtl. Servs.), 2005 NMSC 24, 117 P.3d 939, the New Mexico Supreme Court remanded the matter back to the Department to conduct a limited public hearing on certain evidence that CDC claims was wrongfully excluded from consideration by the hearing officer, and to allow the Department to reconsider the evidence already proffered concerning the impact of the landfill on the surrounding community’s quality of life.  The parties have agreed to reschedule the hearing for July 2008 to allow us time to explore a possible relocation of the landfill.  At December 31, 2007, we had $9.0 million of capitalized expenditures related to this landfill development project.  If we are not ultimately issued a permit to operate the landfill, we will be required to expense in a future period the $9.0 million of capitalized expenditures, less the recoverable value of the undeveloped property and other amounts recovered, which would likely have a material adverse effect on our reported income for that period.

We opened a municipal solid waste landfill in Harper County, Kansas in January 2006, following the issuance by the Kansas Department of Health and Environment, or the KDHE, of a final permit to operate the landfill.  On October 3, 2005, landfill opponents filed a suit (Board of Commissioners of Sumner County, Kansas, Tri-County Concerned Citizens and Dalton Holland v. Roderick Bremby, Secretary of the Kansas Department of Health and Environment, et al.) in the District Court of Shawnee County, Kansas (Case No. 05-C-1264), seeking a judicial review of the order, alleging that a site analysis prepared for us and submitted to the KDHE as part of the process leading to the issuance of the permit was deficient in several respects.  The action sought to stay the effectiveness of the permit and to nullify it.  On April 7, 2006, the District Court issued an order denying the plaintiffs’ request for judicial review on the grounds that they lack standing to bring the action.  The plaintiffs appealed this decision to the Kansas Court of Appeals, and on October 12, 2007, the Court of Appeals issued an opinion reversing and remanding the District Court's decision.  We are appealing the decision to the Kansas Supreme Court.  While we believe that we will prevail in this case, a final adverse determination with respect to the permit would likely have a material adverse effect on our reported income in the future.  We cannot estimate the amount of any such material adverse effect.

On October 25, 2006, a purported shareholder derivative complaint captioned Travis v. Mittelstaedt, et al. was filed in the United States District Court for the Eastern District of California, naming certain of our directors and officers as defendants, and naming us as a nominal defendant.  On January 30, 2007, a similar purported derivative action, captioned Pierce and Banister v. Mittelstaedt, et al., was filed in the same federal court as the Travis case.  The Travis and Pierce and Banister cases have been consolidated.  The consolidated complaint in the action alleges violations of various federal and California securities laws, breach of fiduciary duty, corporate waste, and related claims in connection with the timing of certain historical stock option grants.  The consolidated complaint names as defendants certain of our current and former directors and officers, and names us as a nominal defendant.  On June 22, 2007, we and the individual defendants filed motions to dismiss the consolidated action.  The motions are pending.

On October 30, 2006, we were served with another purported shareholder derivative complaint, naming certain of our current and former directors and officers as defendants, and naming us as a nominal defendant.  The suit, captioned Nichols v. Mittelstaedt, et al. and filed in the Superior Court of California, County of Sacramento, contains allegations substantially similar to the consolidated federal action described above.  On April 3, 2007, a fourth purported derivative action, captioned Priest v. Mittelstaedt, et al., was filed in the Superior Court of California, County of Sacramento, and contains allegations substantially similar to the consolidated federal action and the Nichols suit.  The Nichols and Priest suits have been stayed pending the outcome of the consolidated federal action.  We have completed a review of our historical stock option granting practices, including all option grants since our initial public offering in May 1998, and reported the results of the review to the Audit Committee of our Board of Directors.  The review identified a small number of immaterial exceptions to non-cash compensation expense attributable to administrative and clerical errors.  These exceptions are not material to our current and historical financial statements, and the Audit Committee concluded that no further action was necessary.  As with any litigation proceeding, we cannot predict with certainty the eventual outcome of this pending litigation, nor can we estimate the amount of any losses that might result.

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

In addition, we are a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business.  Except as noted in the legal cases described above, as of December 31, 2007, there is no current proceeding or litigation involving us that we believe will have a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the symbol “WCN.”  The following table sets forth, for the periods indicated, the high and low prices per share of our common stock, as reported on the New York Stock Exchange.  Prices have been adjusted to reflect our three-for-two stock split, in the form of a 50% stock dividend, effective as of March 13, 2007.

	HIGH	LOW
2006
First Quarter	$26.67	$22.49
Second Quarter	27.09	23.50
Third Quarter	26.00	23.03
Fourth Quarter	28.00	25.01

2007
First Quarter	$31.72	$27.18
Second Quarter	32.25	29.50
Third Quarter	33.33	29.05
Fourth Quarter	34.17	29.10

2008
First Quarter (through January 25, 2008)	$31.44	$28.05

As of January 25, 2008, there were 95 record holders of our common stock.

We have never paid cash dividends on our common stock and do not currently anticipate paying any cash dividends on our common stock.   We have the ability under our senior revolving credit facility to repurchase our common stock and pay dividends subject to us maintaining specified financial ratios.

On May 3, 2004, we announced that our Board of Directors authorized a common stock repurchase program for the repurchase of up to $200 million of our common stock over a two-year period.  On July 25, 2005 and again on October 23, 2006, we announced that our Board of Directors approved an increase in, and extension of, the common stock repurchase program.  We are now authorized to purchase up to $500 million of our common stock through December 31, 2008.  Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management's discretion.  The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of our common stock and overall market conditions.  As of December 31, 2007, we have repurchased 16.2 million shares of our common stock at a cost of $397.2 million, $388.3 million of which was under the program.  The table below reflects repurchases we have made for the three months ended December 31, 2007 (in thousands, except share and per share amounts):

				Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased Under
Period	Purchased	Per Share(1)	Program	the Program
10/1/07 – 10/31/07	-	$-	-	$158,035
11/1/07 – 11/30/07	586,000	32.38	586,000	139,061
12/1/07 – 12/31/07	889,800	30.70	889,800	111,744
	1,475,800	31.37	1,475,800

(1)	This amount represents the weighted average price paid per common share. This price includes a per share commission paid for all repurchases.

Performance Graph

The following performance graph compares the total cumulative stockholder returns on our common stock over the past five fiscal years with the total cumulative returns for the S&P 500 Index and a peer group index selected by us.  The graph assumes an investment of $100 in our common stock on December 31, 2002, and the reinvestment of all dividends (we have not paid any dividends during the period indicated).  This chart has been calculated in compliance with SEC requirements and prepared by Standard & Poor’s Compustat®.

The peer group consists of the following companies:  Allied Waste Industries, Inc., Casella Waste Systems, Inc., Republic Services, Inc., Waste Industries USA, Inc. and Waste Management, Inc.

Comparison of Cumulative Five Year Total Return

	Cumulative Total Return
	Base Period Dec02	Dec03	Dec04	Dec05	Dec06	Dec07
Waste Connections, Inc.	$100	$97.82	$133.06	$133.88	$161.73	$180.07
S&P 500 Index	100	128.68	142.69	149.70	173.34	182.86
Peer Group	100	129.44	134.93	141.24	174.56	167.96

THE STOCK PRICE PERFORMANCE INCLUDED IN THIS GRAPH IS NOT NECESSARILY INDICATIVE OF FUTURE STOCK PRICE PERFORMANCE.

ITEM 6.	SELECTED FINANCIAL DATA

This table sets forth our selected financial data for the periods indicated.  This data should be read in conjunction with, and is qualified by reference to, “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report on Form 10-K and our audited consolidated financial statements, including the related notes and our independent registered public accounting firm’s report and the other financial information included in Item 8 of this Annual Report on Form 10-K.  The selected data in this section are not intended to replace the consolidated financial statements included in this report.

	YEARS ENDED DECEMBER 31,
	2003	2004	2005 (a)	2006 (a)	2007(a)
	(in thousands, except share and per share data)
STATEMENT OF OPERATIONS DATA:
Revenues	$541,797	$624,544	$721,899	$824,354	$958,541
Operating expenses:
Cost of operations	299,901	354,901	416,883	492,766	566,089
Selling, general and administrative	51,244	61,223	72,395	84,541	99,565
Depreciation and amortization	45,071	54,630	64,788	74,865	85,628
Loss (gain) on disposal of assets	186	2,120	(216)	796	250
Operating income	145,395	151,670	168,049	171,386	207,009

Interest expense, net	(31,666)	(21,724)	(23,489)	(28,970)	(33,430)
Other income (expense), net	160	(2,817)	450	(3,759)	289
Income before income tax provision and minority interests	113,889	127,129	145,010	138,657	173,868
Minority interests	(10,549)	(11,520)	(12,422)	(12,905)	(14,870)
Income from continuing operations before income taxes	103,340	115,609	132,588	125,752	158,998

Income tax provision	(37,527)	(42,251)	(48,066)	(48,329)	(59,917)

Income from continuing operations	65,813	73,358	84,522	77,423	99,081

Loss on discontinued operations, net of tax	(499)	(1,087)	(579)	-	-
Cumulative effect of change in accounting principle, net of tax expense of $166	282	-	-	-	-
Net income	$65,596	$72,271	$83,943	$77,423	$99,081

Basic earnings per common share:
Income from continuing operations	$1.03	$1.05	$1.21	$1.14	$1.45
Discontinued operations	(0.01)	(0.02)	(0.01)	-	-
Cumulative effect of change in accounting principle	-	-	-	-	-
Net income per common share	$1.02	$1.03	$1.20	$1.14	$1.45

Diluted earnings per common share:
Income from continuing operations	$0.97	$1.02	$1.17	$1.10	$1.42
Discontinued operations	(0.01)	(0.02)	(0.01)	-	-
Cumulative effect of change in accounting principle	0.01	-	-	-	-
Net income per common share	$0.97	$1.00	$1.16	$1.10	$1.42

Shares used in calculating basic income per share (b)	63,736,416	69,872,162	70,050,974	68,136,126	68,238,523
Shares used in calculating diluted income per share (b)	73,961,217	74,205,326	72,316,952	70,408,673	69,994,713

	YEARS ENDED DECEMBER 31,
	2003	2004	2005 (a)	2006 (a)	2007(a)
	(in thousands, except share and per share data)
BALANCE SHEET DATA:
Cash and equivalents	$5,276	$3,610	$7,514	$34,949	$10,298
Working capital (deficit)	(15,060)	(12,824)	(25,625)	10,368	(24,849)
Property and equipment, net	613,225	640,730	700,508	736,428	865,330
Total assets	1,395,952	1,491,483	1,676,307	1,773,891	1,981,958
Long-term debt	601,891	489,343	586,104	637,308	719,518
Total stockholders’ equity	537,494	707,522	718,200	736,482	775,145

(a)
For more information regarding this financial data, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations section included in this report.  For disclosures associated with the impact of the adoption of new accounting pronouncements and the comparability of this information, see Note 1 of the consolidated financial statements.

(b)
Shares have been adjusted to reflect our three-for-two stock split, paid as a 50% stock dividend, effective as of June 24, 2004 and our three-for-two stock split, paid as a 50% stock dividend, effective as of March 13, 2007.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the “Selected Financial Data,” our consolidated financial statements and the related notes included elsewhere in this report.

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

Executive Overview

We are an integrated solid waste services company that provides solid waste collection, transfer, disposal and recycling services in mostly secondary markets in the Western and Southern U.S.  We also provide intermodal services for the rail haul movement of cargo containers in the Pacific Northwest through a network of five intermodal facilities.  We seek to avoid highly competitive, large urban markets and instead target markets where we can provide either solid waste services under exclusive arrangements, or markets where we can be integrated and attain high market share.  In markets where waste collection services are provided under exclusive arrangements, or where waste disposal is municipally funded or available at multiple municipal sources, we believe that controlling the waste stream by providing collection services under exclusive arrangements is often more important to our growth and profitability than owning or operating landfills.

Operating Results

Revenue in 2007 grew 16.3% as internal growth from operations owned at least 12 months and new contracts commenced in 2007 was 10.4% during the year, and acquisitions contributed an additional 5.9% growth in revenue.  Internal growth increased from 7.6% in 2006 due primarily to the commencement of two long-term contracts in early 2007, broad-based pricing initiatives to offset or recover significant cost increases over the past two years, primarily in fuel and related items, and rising recycled commodity prices.  Our local area management achieved pricing growth of 4.7% in 2007.  Volume growth was 4.0% for the year, and we anticipate that volume growth will decrease in 2008 compared to 2007 due both to the anniversary of two new contracts that commenced in early 2007 and a more difficult economic environment.

The cost environment remained relatively stable during most of 2007, until the fourth quarter when fuel and insurance costs increased, along with unanticipated costs we incurred associated with a labor disruption in El Paso, Texas.  Margin expansion during the first nine months of 2007 more than offset the margin decline experienced during the fourth quarter due to these cost pressures, resulting in our operating income margin for the full year increasing from 20.8% in 2006, to 21.6% in 2007.  This 21.6% operating income margin exceeded the 21.2% outlook for 2007 that we publicly announced in February 2007.

Free Cash Flow

Free cash flow, a non-GAAP financial measure (refer to page 39 of this report for a definition and reconciliation of free cash flow), increased to $106.2 million in 2007, from $97.5 million in 2006.  Free cash flow declined as a percentage of revenue to 11.1% in 2007, from 11.8% in 2006, due to a $27.7 million increase in capital expenditures during 2007, a majority of which was related to the commencement of a new long-term collection contract in the first quarter of 2007.

Capital Deployment

We believe our financial profile and operating performance provide us the flexibility to fund our growth strategy and repurchase stock while remaining within our targeted debt ratios.  During 2007, we deployed approximately $343.9 million of capital as follows:  $124.2 million for capital expenditures; $109.4 million for acquisitions; and $110.3 million for common stock repurchases.  Despite these outlays, our leverage ratio, as defined in our credit facility, improved to approximately 2.4x of total debt to earnings before interest, taxes, depreciation and amortization, or EBITDA, at year-end 2007, from approximately 2.5x at year-end 2006.  In June 2007, Standard and Poor’s upgraded our credit rating to investment grade (“BBB-”).

We maintain targeted leverage ratios between 2.5x and 2.75x EBITDA.  As a result of the improvement in our capital structure, our Board of Directors in May 2004 authorized a $200 million common stock repurchase program in an effort to rebalance our capital structure.  Our Board of Directors subsequently authorized a $100 million increase to the repurchase program in July 2005 and an additional $200 million increase in October 2006.  Depending on acquisition activity, we expect to repurchase approximately $125 million of additional stock under the program in 2008, representing approximately 6% of outstanding shares based on the number of shares outstanding and our stock price as of January 31, 2008.

Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements.  As described by the SEC, critical accounting estimates and assumptions are those that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and that have a material impact on the financial condition or operating performance of a company.  Based on this definition, we believe the following are our critical accounting estimates.

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

Income taxes.  We use the liability method to account for income taxes.  Accordingly, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.  If our judgment and estimates concerning assumptions made in calculating our expected future income tax rates are incorrect, our deferred tax assets and liabilities would change.  Based on our net deferred tax liability balance at December 31, 2007, each 0.1 percentage point change to our expected future income tax rate would change our net deferred tax liability balance and income tax expense by approximately $0.5 million.

Effective January 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  FIN 48 requires a company to evaluate whether the tax position taken by a company will more likely than not be sustained upon examination by the appropriate taxing authority.  It also provides guidance on how a company should measure the amount of benefit that the company is to recognize in its financial statements.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Our reassessment of our tax positions in accordance with FIN 48 did not have a material impact on our results of operations, financial condition or liquidity.  For additional information regarding the adoption of FIN 48, see Note 13, Income Taxes, of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

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

Final capping, closure and post-closure obligations.  We accrue for estimated final capping, closure and post-closure maintenance obligations at the landfills we own, and the landfills that we operate, but do not own, under life-of-site agreements.  We could have additional material financial obligations relating to final capping, closure and post-closure costs at other disposal facilities that we currently own or operate or that we may own or operate in the future.  In 2007, we calculated the net present value of our final capping, closure and post closure commitments assuming a 2.5% inflation rate and a 7.5% discount rate.  The resulting final capping, closure and post-closure obligation is recorded on the balance sheet as an addition to site costs and amortized as depletion expense as the landfill’s total airspace is consumed.  Significant reductions in our estimates of the remaining lives of our landfills or significant increases in our estimates of the landfill final capping, closure and post-closure maintenance costs could have a material adverse effect on our financial condition and results of operations.  Additionally, changes in regulatory or legislative requirements could increase our costs related to our landfills, resulting in a material adverse effect on our financial condition and results of operations.

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
(4)	internal personnel or external consultants are actively working to obtain the necessary approvals to obtain the landfill expansion permit; and
(5)
we consider it probable that we will achieve the expansion (for a pursued expansion to be considered probable, there must be no significant known technical, legal, community, business or political restrictions or similar issues existing that could impair the success of the expansion).

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

Impairment of intangible assets.  We periodically evaluate acquired assets for potential impairment indicators.  Our judgments regarding the existence of impairment indicators are based on regulatory factors, market conditions, anticipated cash flows and operational performance of our acquired assets.  Future events could cause us to conclude that impairment indicators exist and that goodwill or other intangibles associated with our acquired businesses are impaired.  Any resulting impairment loss could reduce our net worth and have a material adverse effect on our financial condition and results of operations.  As of December 31, 2007, goodwill and intangible assets represented 45.7% of our total assets.

Allocation of acquisition purchase price.  We allocate acquisition purchase prices to identified intangible assets and tangible assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition, with any residual amounts allocated to goodwill.

From time to time, we consummate acquisitions in which we exchange operations we own for operations owned by another solid waste company.  These exchange transactions require us to estimate the fair market value of either the operations we receive or the operations we dispose of, whichever is more clearly evident.  To the extent that the fair market value of the operations we dispose of differs from the fair market value of the operations we obtain, cash is either paid or received to offset the difference in fair market values.  One method we use to estimate the fair value of solid waste companies is based on a multiple of EBITDA.  We determine the appropriate EBITDA multiple to be used in the valuation of exchange transactions based on factors such as the size of the transaction, the type and location of markets serviced, the existence of long-term contracts and the EBITDA multiples we have paid in other similar cash-based transactions.

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

Consistent with prior years, we use the Black-Scholes option pricing model which requires extensive use of accounting judgment and financial estimation, including estimates of the expected term option holders will retain their vested stock options before exercising them, the estimated volatility of our common stock price over the expected term, and the number of options that will be forfeited prior to the completion of their vesting requirements.  Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and, consequently, the related amounts recognized for the year ended December 31, 2007 in the Consolidated Statements of Income within this report.

Stock-based compensation expense recognized during the years ended December 31, 2006 and 2007, totaled approximately $3.5 million ($2.2 million net of taxes) and $6.1 million ($3.8 million net of taxes), respectively, and consisted of stock option, restricted stock unit and restricted stock expense.  This expense was included in “Selling, general and administrative” expenses in our Consolidated Statements of Income within this Annual Report on Form 10-K.  During the fourth quarter of 2005, we accelerated the vesting of all unvested stock options.  As a result, stock-based compensation in periods subsequent to the acceleration was significantly reduced.  A contra-equity balance of $2.2 million in “Deferred stock compensation” on our Consolidated Balance Sheet was reversed as a change in accounting policy upon the adoption of SFAS 123(R) to “Additional paid-in capital” as of January 1, 2006.  The excess tax benefits associated with equity-based compensation were approximately $7.7 million and $14.1 million during the years ended December 31, 2006 and 2007, respectively.

General

Our solid waste revenues consist mainly of fees we charge customers for collection, transfer, disposal and recycling services.  Our collection business also generates revenues from the sale of recyclable commodities, which have significant variability.  A large part of our collection revenues comes from providing residential, commercial and industrial services.  We frequently perform these services under service agreements, municipal contracts or franchise agreements with governmental entities.  Our existing franchise agreements and all of our existing municipal contracts give us the exclusive right to provide specified waste services in the specified territory during the contract term.  These exclusive arrangements are awarded, at least initially, on a competitive bid basis and subsequently on a bid or negotiated basis.  We also provide residential collection services on a subscription basis with individual households.  No single contract or customer accounted for more than 5% of our revenues for the years ended December 31, 2005, 2006 or 2007.

We charge transfer station and landfill customers a tipping fee on a per ton and/or per yard basis for disposing their solid waste at our transfer stations and landfill facilities.  Many of our transfer station and landfill customers have entered into one to ten year disposal contracts with us, most of which provide for annual indexed price increases.

We typically determine the prices of our solid waste services by the collection frequency and level of service, route density, volume, weight and type of waste collected, type of equipment and containers furnished, the distance to the disposal or processing facility, the cost of disposal or processing and prices charged by competitors for similar services.  The terms of our contracts sometimes limit our ability to pass on price increases.  Long-term solid waste collection contracts often contain a formula, generally based on a published price index, that automatically adjusts fees to cover increases in some, but not all, operating costs, or that limit increases to less than 100% of the increase in the applicable price index.

Our revenues from intermodal services consist mainly of fees we charge customers for the movement of cargo containers between our intermodal facilities.  We also generate revenue from the storage, maintenance and repair of cargo containers and the sale or lease of containers and chassis.

The table below shows for the periods indicated our total reported revenues attributable to services provided in thousands and as percentages of revenues.

	Years Ended December 31,
	2005		2006		2007
Collection	$517,536	62.9%	$602,762	64.2%	$693,675	63.8%
Disposal and transfer	227,715	27.7	259,190	27.6	298,954	27.5
Recycling and other	77,594	9.4	77,202	8.2	95,212	8.7
Total	$822,845	100.0%	$939,154	100.0%	$1,087,841	100.0%

Intercompany elimination	$100,946		$114,800		$129,300

Cost of operations includes labor and benefits, tipping fees paid to third-party disposal facilities, vehicle and equipment maintenance, workers’ compensation, vehicle and equipment insurance, insurance and employee group health claims expense, third-party transportation expense, fuel, the cost of materials we purchase for recycling, district and state taxes and host community fees and royalties.  Our significant costs of operations in 2007 were labor, third-party disposal and transportation, cost of vehicle and equipment maintenance, taxes and fees, insurance and fuel.  We use a number of programs to reduce overall cost of operations, including increasing the use of automated routes to reduce labor and workers’ compensation exposure, utilizing comprehensive maintenance and health and safety programs, and increasing the use of transfer stations to further enhance internalization rates.  We carry high-deductible insurance for automobile liability, property, general liability, workers’ compensation, employer’s liability and employer group health claims.  If we experience insurance claims or costs above or below our historically evaluated levels, our estimates could be materially affected.

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

We capitalize some third-party expenditures related to pending acquisitions or development projects, such as legal, engineering and interest expenses.  We expense indirect acquisition costs, such as executive and corporate overhead, public relations and other corporate services, as we incur them.  We charge against net income any unamortized capitalized expenditures and advances (net of any portion that we believe we may recover, through sale or otherwise) that may become impaired, such as those that relate to any operation that is permanently shut down and any pending acquisition or landfill development project that we believe will not be completed.  We routinely evaluate all capitalized costs, and expense those related to projects that we believe are not likely to succeed.  During the year ended December 31, 2007, we capitalized $0.2 million of interest related to landfill and facility development projects.  At December 31, 2007, we had $0.1 million in capitalized expenditures relating to pending acquisitions.

At December 31, 2007, we had $9.0 million in capitalized expenditures for a landfill project in Chaparral, New Mexico, with respect to which we had obtained a permit to operate the landfill; on July 18, 2005, the Supreme Court of New Mexico ordered the New Mexico Environment Department to conduct an additional limited hearing to consider evidence that landfill opponents claim was wrongfully excluded.  The parties have agreed to reschedule the hearing for July 2008 to allow time to explore a possible relocation of the landfill.  If we are not ultimately issued a permit to operate the landfill, we will be required to expense in a future period the capitalized expenditures for this project, less the recoverable value of the applicable property and any other amounts recovered, which would likely have a material adverse effect on our financial position and results of operations for that period.

We periodically evaluate our intangible assets for potential impairment indicators.  If any impairment indicators are present, a test of recoverability is performed by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows.  If the carrying values are in excess of undiscounted expected future cash flows, impairment is measured by comparing the fair value of the asset to its carrying value.  If the fair value of an asset is determined to be less than the carrying amount of the asset or asset group, an impairment in the amount of the difference is recorded in the period that the impairment indicator occurs.  As of December 31, 2006 and 2007, there have been no adjustments to the carrying amounts of intangibles resulting from these evaluations.  Additionally, we test goodwill and indefinite-lived intangible assets for impairment annually.  As a result of performing the tests for potential impairment, we determined that no impairment existed as of December 31, 2006 and 2007, and therefore, there were no write-downs to goodwill or indefinite-lived intangible assets.  At December 31, 2006 and 2007, goodwill and other intangible assets represented 47.2% and 45.7% of total assets, respectively.

Results of Operations

The following table sets forth items in our consolidated statement of operations in thousands and as a percentage of revenues for the periods indicated:

	Years Ended December 31,
	2005	As a % of 2005 Revenues	2006	As a % of 2006 Revenues	2007	As a % of 2007 Revenues
Revenues	$721,899	100.0%	$824,354	100.0%	$958,541	100.0%
Cost of operations	416,883	57.7	492,766	59.8	566,089	59.1
Selling, general and administrative	72,395	10.0	84,541	10.2	99,565	10.4
Depreciation and amortization	64,788	9.0	74,865	9.1	85,628	8.9
Loss (gain) on disposal of assets	(216)	-	796	0.1	250	-
Operating income	168,049	23.3	171,386	20.8	207,009	21.6

Interest expense, net	(23,489)	(3.3)	(28,970)	(3.5)	(33,430)	(3.5)
Other income (expense), net	450	-	(3,759)	(0.4)	289	-
Minority interests	(12,422)	(1.7)	(12,905)	(1.6)	(14,870)	(1.6)
Income tax provision	(48,066)	(6.7)	(48,329)	(5.9)	(59,917)	(6.2)
Loss on discontinued operations, net of tax	(579)	-	-	-	-	-
Net income	$83,943	11.6%	$77,423	9.4%	$99,081	10.3%

Years Ended December 31, 2007 and 2006

Revenues.  Total revenues increased $134.1 million, or 16.3%, to $958.5 million for the year ended December 31, 2007, from $824.4 million for the year ended December 31, 2006.  Acquisitions closed during, or subsequent to, the year ended December 31, 2006, increased revenues by approximately $51.9 million.  Operating locations disposed of during the year ended December 31, 2006, contributed $3.6 million of revenues during the year ended December 31, 2006.  During the year ended December 31, 2007, increased prices charged to our customers, increased volume in our existing business, and revenues generated from two long-term contracts that commenced in 2007 resulted in net revenue increases of approximately $38.2 million, $12.6 million and $20.2 million, respectively.  Increased recyclable commodity prices and volume during the year ended December 31, 2007, increased revenues by $13.0 million.  Other revenues increased by $1.8 million during the year ended December 31, 2007.

Cost of Operations.  Total cost of operations increased $73.3 million, or 14.9%, to $566.1 million for the year ended December 31, 2007, from $492.8 million for the year ended December 31, 2006.  The increase was attributable to operating costs associated with acquisitions closed during, or subsequent to, the year ended December 31, 2006, operating costs incurred to support two long-term contracts that commenced in 2007, increased diesel fuel prices, increased labor expenses resulting from employee pay rate increases, increased vehicle and equipment maintenance and repair costs, increased franchise taxes, landfill taxes, third party trucking expenses and increased disposal expenses resulting from higher disposal volumes.

Cost of operations as a percentage of revenues decreased 0.7 percentage points to 59.1% for the year ended December 31, 2007, from 59.8% for the year ended December 31, 2006.  The decrease as a percentage of revenues was primarily attributable to leveraging existing personnel to support increased collection and disposal volumes, and increased prices charged to our customers being higher, on a percentage basis, than the majority of expense increases recognized subsequent to December 31, 2006.  This decrease was partially offset by acquisitions closed during, or subsequent to, the year ended December 31, 2006, and the commencement of a long-term hauling contract in California that commenced in 2007, which had an operating margin below our company average.

SG&A.  SG&A expenses increased $15.1 million, or 17.8%, to $99.6 million for the year ended December 31, 2007, from $84.5 million for the year ended December 31, 2006.  The increase in SG&A expenses was primarily the result of additional personnel from acquisitions closed during, or subsequent to, the year ended December 31, 2006, SG&A costs incurred to support two long-term contracts that commenced in 2007, increased payroll expense due to increased headcount to support our base operations, increased equity compensation expense, cash compensation increases and increased bonus compensation expense based on the results of operations during the year ended December 31, 2007.

SG&A expenses as a percentage of revenues increased 0.2 percentage points to 10.4% for the year ended December 31, 2007, from 10.2% for the year ended December 31, 2006.  The increase as a percentage of revenues was primarily attributable to increased equity and bonus compensation expense.

Depreciation and Amortization.  Depreciation and amortization expense increased $10.7 million, or 14.4%, to $85.6 million for the year ended December 31, 2007, from $74.9 million for the year ended December 31, 2006.  The increase was primarily attributable to depreciation of property and equipment and amortization of intangibles associated with acquisitions closed during, or subsequent to, the year ended December 31, 2006, higher landfill depletion expense due to increased disposal volumes at our landfills, and depreciation expense resulting from facilities, fleet and equipment purchased to support two long-term contracts that commenced in 2007.

Depreciation and amortization expense as a percentage of revenues decreased 0.2 percentage points to 8.9% for the year ended December 31, 2007, from 9.1% for the year ended December 31, 2006.  The decrease in depreciation and amortization expense as a percentage of revenues for the year ended December 31, 2007 was the result of increased prices charged to our customers and leveraging our existing fleet and equipment to support increases in collection and landfill volumes.

Operating Income.  Operating income increased $35.6 million, or 20.8%, to $207.0 million for the year ended December 31, 2007, from $171.4 million for the year ended December 31, 2006.  The increase was primarily attributable to increased revenues, partially offset by increased operating costs, increased SG&A expenses to support the revenue growth and increased depreciation and amortization expenses.

Operating income as a percentage of revenues increased 0.8 percentage points to 21.6% for the year ended December 31, 2007, from 20.8% for the year ended December 31, 2006.  The increase as a percentage of revenues was due to the previously described decreases in cost of operations and depreciation and amortization expenses as a percentage of revenues, partially offset by increased SG&A expense.

Interest Expense.  Interest expense increased $4.4 million, or 15.4%, to $33.4 million for the year ended December 31, 2007, from $29.0 million for the year ended December 31, 2006.  The increase was attributable to higher average borrowing rates on our credit facility, higher average debt balances and a $1.0 million reduction of interest expense for the year ended December 31, 2006 on our Floating Rate Convertible Subordinated Notes due 2022, or 2022 Notes, as a result of the timing of the conversion of the 2022 Notes into common stock by the note holders after we called the notes for redemption, partially offset by interest income on increased cash balances, and a reduction in our average interest rate on debt incurred outside of our credit facility resulting from completing our offering of our 3.75% Convertible Senior Notes due 2026, or 2026 Notes, on March 20, 2006.  The higher average borrowing rates on our credit facility were the result of the expiration in the first quarter of 2007 of $250.0 million of interest rate swap agreements with a weighted-average fixed borrowing cost of 2.55%, plus applicable margin, which we were a party to during the year ended December 31, 2006.  Upon the expiration of these interest rate swaps, we entered into $250.0 million of new interest rate swaps with a weighted-average fixed borrowing cost of 4.33%, plus applicable margin.

Other Income (Expense).  Other income (expense) changed to an income total of $0.3 million for the year ended December 31, 2007, from an expense total of $3.8 million for the year ended December 31, 2006.  Other expense in the year ended December 31, 2006, primarily consisted of $4.2 million of costs associated with the write-off of the unamortized debt issuance costs associated with our 2022 Notes.

Minority Interests.  Minority interests increased $2.0 million, or 15.2%, to $14.9 million for the year ended December 31, 2007, from $12.9 million for the year ended December 31, 2006.  The increase in minority interests was due to increased earnings by our majority-owned subsidiaries.

Income Tax Provision.  Income taxes increased $11.6 million, or 24.0%, to $59.9 million for the year ended December 31, 2007, from $48.3 million for the year ended December 31, 2006.

Our effective tax rates for the years ended December 31, 2006 and 2007 were 38.4% and 37.7%, respectively.  The decrease in the effective tax rate during the year ended December 31, 2007, was due to recording adjustments to reduce income tax expense by $2.1 million, resulting from the reconciliation of our current and deferred income tax liability accounts, the reversal of certain tax contingencies that expired in 2007, and the reconciliation of the income tax provision to the 2006 federal tax return, which was filed in September 2007.

Net Income.  Net income increased $21.7 million, or 28.0%, to $99.1 million for the year ended December 31, 2007, from $77.4 million for the year ended December 31, 2006.  The increase was primarily attributable to increased operating income partially offset by increased interest expense and increased income tax expense.

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

Cost of Operations.  Total cost of operations increased $75.9 million, or 18.2%, to $492.8 million for the year ended December 31, 2006, from $416.9 million for the year ended December 31, 2005.  The increase was attributable to operating costs associated with acquisitions closed during, or subsequent to, the year ended December 31, 2005, higher fuel costs resulting from market price changes in fuel and the expiration of our fixed-price fuel supply contract in 2005, increased insurance expenses due to increases in both total claims and average settlement rates per claim, increased franchise and landfill taxes, increased labor expenses, increased operating expenses resulting from three new landfills opened during December 2005 and January 2006, and increased third-party transportation costs and equipment maintenance costs associated with higher collection and disposal volumes.

Increases in total claims and our estimated average per claim cost for worker’s compensation and automobile liability claims resulted in approximately $2.1 million of increased insurance expense during the year ended December 31, 2006, compared to the year ended December 31, 2005.  Additionally, during the year ended December 31, 2006, we recorded additional development costs for existing insurance claims of approximately $4.4 million.  These additional development costs were based on actuarially projected losses on open claims determined by our third-party administrator’s review and a third party actuarial review of our estimated insurance liability, both of which are updated on a quarterly basis, and reviewed by us.

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

Cost of operations as a percentage of revenues increased 2.1 percentage points to 59.8% for the year ended December 31, 2006, from 57.7% for the year ended December 31, 2005.  The increase as a percentage of revenues was primarily attributable to increased fuel costs, increased insurance costs, increased franchise and landfill taxes, third-party transportation costs, equipment maintenance costs, and acquisitions closed during, or subsequent to, the year ended December 31, 2005, having operating margins below our company average, partially offset by a decrease in disposal expenses resulting from increased internalization of collected waste volumes.

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

Operating income as a percentage of revenues decreased 2.5 percentage points to 20.8% for the year ended December 31, 2006, from 23.3% for the year ended December 31, 2005.  The decrease was due to the previously described percentage of revenue increases in cost of operations, including increased fuel costs and insurance expense, increased SG&A expense and increased depreciation and amortization expenses.

Interest Expense.  Interest expense increased $5.5 million, or 23.3%, to $29.0 million for the year ended December 31, 2006, from $23.5 million for the year ended December 31, 2005.  The increase was attributable to higher average debt balances and increased interest rates on floating rate debt not fixed under our swap agreements, partially offset by interest income on increased cash balances and a $1.0 million reduction of interest expense on our 2022 Notes as a result of the timing of the conversion of certain of the 2022 Notes into common stock by the note holders after we called the notes for redemption.  The 2022 Notes converted into common stock prior to redemption by us were not entitled to receive interest accrued after May 1, 2006.  We paid approximately $175 million in cash and issued 961,175 shares of our common stock in connection with the conversion and redemption of the 2022 Notes.

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

Net Income.  Net income decreased $6.5 million, or 7.8%, to $77.4 million for the year ended December 31, 2006, from $83.9 million for the year ended December 31, 2005.  The decrease was primarily attributable to increased interest expense, increased minority interests expense and the write off of $4.2 million of unamortized debt issuance costs associated with our 2022 Notes, partially offset by increased operating income.

Liquidity and Capital Resources

Our business is capital intensive.  Our capital requirements include acquisitions and fixed asset purchases.  We expect that we will also make capital expenditures for landfill cell construction, landfill development, landfill closure activities and intermodal facility construction in the future.  We plan to meet our capital needs through various financing sources, including internally generated funds and debt financings.

As of December 31, 2007, we had a working capital deficit of $24.8 million, including cash and equivalents of $10.3 million.  Our working capital decreased $35.2 million from a positive balance of $10.4 million at December 31, 2006.  Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements to reduce our indebtedness under our credit facility and to minimize our cash balances.  The decrease in our working capital position from December 31, 2006, to December 31, 2007, resulted primarily from a decrease in our cash balances and an increase in current liabilities, partially offset by an increase in accounts receivable.  For additional information regarding the changes in our cash balances, see the Consolidated Statements of Cash Flows in Item 8 of this Annual Report on Form 10-K.

For the year ended December 31, 2007, net cash provided by operating activities was $219.1 million, including $12.2 million provided by working capital for the period.  The primary components of the reconciliation of net income to net cash provided by operating activities for the year ended December 31, 2007, consist of non-cash expenses, including $85.6 million of depreciation and amortization, $14.9 million of minority interests expense, $2.2 million of debt issuance cost amortization, a $12.4 million increase in net deferred tax liabilities, and $6.1 million of stock compensation expense, less $14.1 million of excess tax benefit associated with equity-based compensation reclassified to cash flows from financing activities.

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

For the year ended December 31, 2007, net cash used in investing activities was $235.6 million.  Of this amount, $109.4 million was used to fund the cash portion of acquisitions and to pay a portion of acquisition costs that were included as a component of accrued liabilities at December 31, 2006.  Cash used for capital expenditures was $124.2 million, which was primarily for investments in fixed assets, consisting of trucks, containers, other equipment and landfill development.  The increase in capital expenditures of $27.7 million for the year ended December 31, 2007, as compared to the year ended December 31, 2006, is due primarily to capital expenditures associated with a new long-term contract in California as well as capital required to support the continued growth of our existing business.  Other cash outflows from investing activities include $2.7 million paid to increase the balance in restricted assets.  Other cash inflows from investing activities include $1.0 million received from the disposal of assets.

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

For the year ended December 31, 2007, net cash used in financing activities was $8.1 million, which included $35.6 million of proceeds from stock option and warrant exercises, an $8.8 million change in book overdraft, $14.1 million of excess tax benefit associated with equity-based compensation, and $57.4 million of net borrowings under our various debt arrangements, less $12.6 million of cash distributions to minority interest holders, and $110.3 million of repurchases of our common stock.

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

We made $124.2 million in capital expenditures during the year ended December 31, 2007.  We expect to make capital expenditures of approximately $110.0 million in 2008 in connection with our existing business.  We intend to fund our planned 2008 capital expenditures principally through existing cash, internally generated funds, and borrowings under our existing credit facility.  In addition, we may make substantial additional capital expenditures in acquiring solid waste collection and disposal businesses.  If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity. We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities. We believe that our credit facility and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future.

We have an $800 million senior revolving credit facility, or the credit facility, with a syndicate of banks for which Bank of America, N.A. acts as agent.  As of December 31, 2005, $367.0 million was outstanding under our previous credit facility, exclusive of outstanding standby letters of credit of $55.7 million.  As of December 31, 2006, $400.0 million was outstanding under our previous credit facility, exclusive of outstanding standby letters of credit of $59.1 million.  The $33.0 million increase in outstanding borrowings under the credit facility in 2006 was primarily due to the combined total of payments for acquisitions, payments for the repurchase of common stock and increased cash balances being in excess of free cash flow plus proceeds from stock option and warrant exercises.  As of December 31, 2007, $479.0 million was outstanding under the credit facility, exclusive of outstanding standby letters of credit of $68.3 million.  The $79.0 million increase in outstanding borrowings under the credit facility in 2007 was primarily due to the combined total of payments for acquisitions, payment of debt assumed in acquisitions and payments for the repurchase of common stock being in excess of the decrease in our cash balances, plus free cash flow and proceeds from stock option and warrant exercises.

The credit facility requires interest payments as outlined in the credit agreement and matures in September 2012.  Under the credit facility, there is no maximum amount of standby letters of credit that can be issued; however, the issuance of standby letters of credit reduces the amount of total borrowings available.  The credit facility requires us to pay a commitment fee ranging from 0.15% to 0.20% of the unused portion of the facility.  We are able to increase the maximum borrowings under the credit facility to $1.0 billion, provided that no event of default, as defined in the credit agreement, has occurred, although no existing lender has any obligation to increase its commitment.  The borrowings under the credit facility bear interest, at our option, at either the base rate plus the applicable base rate margin on base rate loans, or the Eurodollar rate plus the applicable Eurodollar margin on Eurodollar loans.  The base rate for any day is a fluctuating rate per annum equal to the higher of:  (a) the federal funds rate plus one half of one percent (0.5%); and (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate.”  The Eurodollar rate is determined by the administrative agent pursuant to a formula in the credit agreement governing the credit facility.  The applicable margins under the credit facility vary depending on our leverage ratio, as defined in the credit agreement, and range from 0.625% to 1.125% for Eurodollar loans and 0.00% for base rate loans.   The borrowings under the credit facility are not collateralized.  The credit agreement governing the credit facility contains customary representations and warranties and places certain business, financial and operating restrictions on us relating to, among other things, indebtedness, liens and other encumbrances, investments, mergers and acquisitions, asset sales, sale and leaseback transactions, and dividends, distributions and redemptions of capital stock.  The credit facility requires that we maintain specified financial ratios.  As of December 31, 2006 and 2007, we were in compliance with all applicable covenants in our previous credit facility and the credit facility.  We use the credit facility for acquisitions, capital expenditures, working capital, standby letters of credit and general corporate purposes.

On March 20, 2006, we completed the offering of $200 million aggregate principal amount of our 2026 Notes pursuant to a private placement.  The terms and conditions of the 2026 Notes are set forth in the Indenture, dated as of March 20, 2006, between us and U.S. Bank National Association, as trustee.  The 2026 Notes rank equally in right of payment to all of our other existing and future senior uncollateralized and unsubordinated indebtedness.  The 2026 Notes rank senior in right of payment to all of our existing and future subordinated indebtedness and are subordinated in right of payment to our collateralized obligations to the extent of the assets collateralizing such obligations.  The 2026 Notes bear interest at 3.75% per annum payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2006, until the maturity date of April 1, 2026.

The 2026 Notes are convertible into cash and, if applicable, shares of common stock based on an initial conversion rate of 29.4118 shares of common stock per $1,000 principal amount of 2026 Notes (which is equal to an initial conversion price of approximately $34.00 per share), subject to adjustment, and only under certain circumstances.  Upon a surrender of the 2026 Notes for conversion, we will deliver cash equal to the lesser of the aggregate principal amount of notes to be converted and our total conversion obligation.  We will deliver shares of our common stock in respect of the remainder, if any, of our conversion obligation.  The holders of the 2026 Notes who convert their notes in connection with a change in control (as defined in the Indenture) may be entitled to a make-whole premium in the form of an increase in the conversion rate.

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

Beginning on April 1, 2010, we may redeem in cash all or part of the 2026 Notes at a price equal to 100% of the principal amount plus accrued and unpaid interest, including additional interest, if any, and, if redeemed prior to April 1, 2011, an interest make-whole payment.  The holders of the 2026 Notes can require us to repurchase all or a part of the 2026 Notes in cash on each of April 1, 2011, 2016 and 2021, and in the event of a change of control of Waste Connections, at a purchase price of 100% of the principal amount of the 2026 Notes plus any accrued and unpaid interest, including additional interest, if any.  We are amortizing the $5.5 million debt issuance costs over a five-year term through the first put date, or April 1, 2011.

In April 2002, we sold $175 million of Floating Rate Convertible Subordinated Notes due 2022.  In May and June 2006, we redeemed or converted all of the 2022 Notes.  We paid approximately $175 million in cash and issued 1,441,763 shares of our common stock in connection with the conversion and redemption.  We funded the conversion and redemption with borrowings under our credit facility.  As a result of the redemption, we recorded a non-cash, pre-tax charge of $4.2 million ($2.6 million net of taxes) in other income (expense) for the write-off of unamortized debt issuance costs associated with the redemption of the 2022 Notes.

As of December 31, 2007, we had the following contractual obligations (in thousands):

	Payments Due by Period
Recorded Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 years
Long-term debt	$732,833	$13,315	$7,569	$682,825	$29,124

Long-term debt payments include:

(1)       $479.0 million in principal payments due 2012 related to our credit facility.  Our credit facility bears interest, at our option, at either the base rate plus the applicable base rate margin (approximately 7.25% at December 31, 2007) on base rate loans, or the Eurodollar rate plus the applicable Eurodollar margin (approximately 5.8% at December 31, 2007) on Eurodollar loans.  As of December 31, 2007, our credit facility allowed us to borrow up to $800 million.
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
(4)       $33.2 million in principal payments related to our California tax-exempt bonds.  Our California tax-exempt bonds bear interest at variable rates (3.4% at December 31, 2007) and have maturity dates ranging from 2008 to 2018.
(5)       $4.0 million in principal payments related to our notes payable to sellers.  Our notes payable to sellers bear interest at rates between 5.5% and 7.5% at December 31, 2007 and have maturity dates ranging from 2009 to 2036.
(6)       $5.3 million in principal payments related to our notes payable to third parties.  Our notes payable to third parties bear interest at rates between 6.0% and 11.0% at December 31, 2007, and have maturity dates ranging from 2008 to 2010.

The total liability for uncertain tax positions under FIN 48 at December 31, 2007, is approximately $7 million (refer to Note 13 to the consolidated financial statements).  We are not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, we do not expect a significant payment related to these obligations within the next year.

	Amount of Commitment Expiration Per Period
Unrecorded Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 years
Operating leases (1)	$67,450	$6,904	$14,256	$12,356	$33,934

(1)       We are party to operating lease agreements as discussed in Note 10 to the consolidated financial statements.  These lease agreements are established in the ordinary course of our business and are designed to provide us with access to facilities at competitive, market-driven prices.  These arrangements have not materially affected our financial position, results of operations or liquidity during the year ended December 31, 2007, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

We have obtained standby letters of credit as discussed in Note 9 to the consolidated financial statements and financial surety bonds as discussed in Note 10 to the consolidated financial statements.  These standby letters of credit and financial surety bonds are generally obtained to support our financial assurance needs and landfill operations.  These arrangements have not materially affected our financial position, results of operations or liquidity during the year ended December 31, 2007, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

The minority interests holders of a majority-owned subsidiary of ours have a currently exercisable put option to require us to complete the acquisition of this majority-owned subsidiary by purchasing their minority ownership interests for fair market value.  The put option calculates the fair market value of the subsidiary based on its current operating income before depreciation and amortization, as defined in the put option agreement.  The put option does not have a stated termination date.  At December 31, 2007, the minority interests holders’ pro rata share of the subsidiary’s fair market value is estimated to be worth between $93 million and $100 million.  Because the put is calculated at fair market value, no amounts have been accrued relative to the put option.  In the event the minority interests holders elect to exercise the put option, we intend to fund the transaction using borrowings from our credit facility.

From time to time we evaluate our existing operations and their strategic importance to us.  If we determine that a given operating unit does not have future strategic importance, we may sell or otherwise dispose of those operations.  Although we believe our operations would not be impaired by such dispositions, we could incur losses on them.

New Accounting Pronouncements

For a description of the new accounting standards that affect us, see Note 1 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

FREE CASH FLOW

We are providing free cash flow, a non-GAAP financial measure, because it is widely used by investors as a valuation and liquidity measure in the solid waste industry.  This measure should be used in conjunction with GAAP financial measures.  Management uses free cash flow as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations.  We define free cash flow as net cash provided by operating activities plus proceeds from disposal of assets and excess tax benefit associated with equity-based compensation, plus or minus change in book overdraft, less capital expenditures for property and equipment and distributions to minority interest holders.  Other companies may calculate free cash flow differently.  Our free cash flow for the years ended December 31, 2006 and 2007, is calculated as follows (in thousands):

	Years Ended December 31,
	2006	2007
Net cash provided by operating activities	$204,234	$219,069
Change in book overdraft	(8,869)	8,835
Plus: Proceeds from disposal of assets	2,198	1,016
Plus: Excess tax benefit associated with equity-based compensation	7,728	14,137
Less: Capital expenditures for property and equipment	(96,519)	(124,234)
Less: Distributions to minority interest holders	(11,270)	(12,642)
Free cash flow	$97,502	$106,181

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

SEASONALITY

Based on historic trends, we expect our operating results to vary seasonally, with revenues typically lowest in the first quarter, higher in the second and third quarters and lower in the fourth quarter than in the second and third quarters.  We expect the fluctuation in our revenues between our highest and lowest quarters to be approximately 9% to 12%.  This seasonality reflects the lower volume of solid waste generated during the late fall, winter and early spring because of decreased construction and demolition activities during winter months in the U.S. In addition, some of our operating costs may be higher in the winter months.  Adverse winter weather conditions slow waste collection activities, resulting in higher labor and operational costs.  Greater precipitation in the winter increases the weight of collected waste, resulting in higher disposal costs, which are calculated on a per ton basis.

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

At December 31, 2007, our derivative instruments consisted of nine interest rate swap agreements that effectively fix the interest rate on the applicable notional amounts of our variable rate debt as follows (dollars in thousands):

Date Entered	Notional Amount	Fixed Interest Rate Paid*	Variable Interest Rate Received	Effective Date	Expiration Date
September 2005	$175,000	4.33%	1-month LIBOR	February 2007	February 2009
September 2005	$75,000	4.34%	1-month LIBOR	March 2007	March 2009
December 2005	$150,000	4.76%	1-month LIBOR	June 2006	June 2009
November 2007	$50,000	4.37%	1-month LIBOR	February 2009	February 2011
November 2007	$50,000	4.37%	1-month LIBOR	February 2009	February 2011
November 2007	$75,000	4.37%	1-month LIBOR	February 2009	February 2011
November 2007	$75,000	4.40%	1-month LIBOR	March 2009	March 2011
November 2007	$50,000	4.29%	1-month LIBOR	June 2009	June 2011
November 2007	$100,000	4.35%	1-month LIBOR	June 2009	June 2011
* plus applicable margin.

All the interest rate swap agreements are considered highly effective as cash flow hedges for a portion of our variable rate debt, and we apply hedge accounting to account for these instruments.  The notional amounts and all other significant terms of the swap agreements are matched to the provisions and terms of the variable rate debt being hedged.

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our market risk sensitive hedge positions and all other debt.  Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions.  Actual market movements may vary significantly from our assumptions.  Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements.  We are exposed to cash flow risk due to changes in interest rates with respect to the unhedged floating rate balances owed at December 31, 2006 and 2007, of $24.1 million and $114.8 million, respectively, including floating rate debt under our credit facility, various floating rate notes payable to third parties and floating rate municipal bond obligations.  A one percent increase in interest rates on our variable-rate debt as of December 31, 2006 and 2007, would decrease our annual pre-tax income by approximately $0.2 million and $1.1 million, respectively.  All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations.

Although fuel and energy costs account for a relatively small portion of our total revenues, the market price of diesel fuel is unpredictable and can fluctuate significantly.  We purchase all of our fuel at market prices.  A significant increase in the price of fuel could adversely affect our business and reduce our operating margins.  A $0.10 per gallon increase in the price of fuel over a one-year period would decrease our annual pre-tax income by approximately $2.2 million.

We market a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals.  We own and operate 29 recycling processing operations and sell other collected recyclable materials to third parties for processing before resale.  Certain of our municipal recycling contracts in the state of Washington specify benchmark resale prices for recycled commodities.  If the prices we actually receive for the processed recycled commodities collected under the contract exceed the prices specified in the contract, we share the excess with the municipality, after recovering any previous shortfalls resulting from actual market prices falling below the prices specified in the contract.  To reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties.  In the event of a decline in recycled commodity prices, a 10% decrease in average recycled commodity prices from the prices that were in effect at December 31, 2006 and 2007 would have had a $2.5 million and $3.9 million impact on revenues for the years ended December 31, 2006 and 2007, respectively.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

WASTE CONNECTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Waste Connections, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Waste Connections, Inc. and its subsidiaries at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 and Note 13, respectively, to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006 and the manner in which it accounts for uncertainty in income taxes in 2007.

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

/s/ PricewaterhouseCoopers LLP
Sacramento, CA
February 11, 2008

WASTE CONNECTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	December 31,
	2006	2007
ASSETS
Current assets:
Cash and equivalents	$34,949	$10,298
Accounts receivable, net of allowance for doubtful accounts of $3,489 and $4,387 at December 31, 2006 and 2007, respectively	100,269	123,882
Deferred income taxes	9,373	14,732
Prepaid expenses and other current assets	15,642	21,953
Total current assets	160,233	170,865

Property and equipment, net	736,428	865,330
Goodwill	750,397	811,049
Intangible assets, net	86,098	93,957
Restricted assets	15,917	19,300
Other assets, net	24,818	21,457
	$1,773,891	$1,981,958
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53,010	$59,912
Book overdraft	-	8,835
Accrued liabilities	57,810	69,578
Deferred revenue	32,161	44,074
Current portion of long-term debt and notes payable	6,884	13,315
Total current liabilities	149,865	195,714

Long-term debt and notes payable	637,308	719,518
Other long-term liabilities	16,712	38,053
Deferred income taxes	205,532	223,308
Total liabilities	1,009,417	1,176,593

Commitments and contingencies (Note 10)
Minority interests	27,992	30,220

Stockholders’ equity:
Preferred stock: $0.01 par value per share; 7,500,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.01 par value per share; 150,000,000 shares authorized;
68,266,041 and 67,052,135 shares issued and outstanding at December 31, 2006 and 2007, respectively	455	670
Additional paid-in capital	310,229	254,284
Retained earnings	422,731	524,481
Accumulated other comprehensive income (loss)	3,067	(4,290)
Total stockholders’ equity	736,482	775,145
	$1,773,891	$1,981,958

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Years Ended December 31,
	2005	2006	2007
Revenues	$721,899	$824,354	$958,541
Operating expenses:
Cost of operations	416,883	492,766	566,089
Selling, general and administrative	72,395	84,541	99,565
Depreciation and amortization	64,788	74,865	85,628
Loss (gain) on disposal of assets	(216)	796	250
Operating income	168,049	171,386	207,009

Interest expense, net	(23,489)	(28,970)	(33,430)
Other income (expense), net	450	(3,759)	289
Income before income tax provision and minority interests	145,010	138,657	173,868

Minority interests	(12,422)	(12,905)	(14,870)
Income from continuing operations before income taxes	132,588	125,752	158,998

Income tax provision	(48,066)	(48,329)	(59,917)
Income from continuing operations	84,522	77,423	99,081

Loss on discontinued operations, net of tax (Note 3)	(579)	-	-
Net income	$83,943	$77,423	$99,081

Basic earnings per common share:
Income from continuing operations	$1.21	$1.14	$1.45
Discontinued operations	(0.01)	-	-
Net income per common share	$1.20	$1.14	$1.45

Diluted earnings per common share:
Income from continuing operations	$1.17	$1.10	$1.42
Discontinued operations	(0.01)	-	-
Net income per common share	$1.16	$1.10	$1.42

Shares used in calculating basic income per share	70,050,974	68,136,126	68,238,523
Shares used in calculating diluted income per share	72,316,952	70,408,673	69,994,713

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

		STOCKHOLDERS’ EQUITY
					ACCUMULATED
					OTHER
					COMPRE-
				ADDITIONAL	HENSIVE	DEFERRED
COMPREHENSIVE		COMMON STOCK		PAID-IN	INCOME	STOCK	TREASURY STOCK		RETAINED
INCOME		SHARES	AMOUNT	CAPITAL	(LOSS)	COMPENSATION	SHARES	AMOUNT	EARNINGS	TOTAL
Balances at December 31, 2004		71,408,684	$476	$444,404	$2,875	$(1,598)	-	$-	$261,365	$707,522
Issuance of common stock warrants
to consultants		-	-	136	-	-	-	-	-	136
Vesting of restricted stock		44,884	-	-	-	-	-	-	-	-
Cancellation of restricted stock		-	-	(591)	-	102	-	-	-	(489)
Issuance of unvested restricted stock		-	-	1,908	-	(1,908)	-	-	-	-
Amortization of deferred stock compensation		-	-	-	-	1,193	-	-	-	1,193
Exercise of stock options and warrants		2,171,365	14	36,040	-	-	-	-	-	36,054
Repurchase of common stock		(4,737,908)	(31)	(110,171)	-	-	159,900	(3,672)	-	(113,874)
Accelerated vesting of stock options		-	-	1,617	-	-	-	-	-	1,617
Stock compensation recognized
as change in option terms		-	-	16	-	-	-	-	-	16
Stock options granted below fair market value		-	-	23	-	(23)	-	-	-	-
Amounts reclassified into earnings, net of taxes		-	-	-	(1,196)	-	-	-	-	(1,196)
Changes in fair value of interest rate swaps		-	-	-	3,278	-	-	-		3,278
Net income	$83,943	-	-	-	-	-	-	-	83,943	83,943
Other comprehensive income	3,290	-	-	-	-	-	-	-	-	-
Income tax effect of other comprehensive income	(1,208)	-	-	-	-	-	-	-	-	-
Comprehensive income	$86,025	-	-	-	-	-	-	-	-	-
Balances at December 31, 2005		68,887,025	$459	$373,382	$4,957	$(2,234)	159,900	$(3,672)	$345,308	$718,200
Vesting of restricted stock		56,628	-	-	-	-	-	-	-	-
Cancellation of restricted stock		(19,182)	-	(446)	-	-	-	-	-	(446)
Stock-based compensation		-	-	3,451	-	-	-	-	-	3,451
Exercise of stock options and warrants		2,082,708	14	32,132	-	-	-	-	-	32,146
Excess tax benefit associated
with equity-based compensation		-	-	7,728	-	-	-	-	-	7,728
Repurchase of common stock		(4,182,900)	(28)	(100,217)	-	-	-	-	-	(100,245)
Retirement of treasury stock		-	-	(3,672)	-	-	(159,900)	3,672	-	-
Conversion of 2022 Floating Rate
Convertible Subordinated Notes		1,441,762	10	(10)	-	-	-	-	-	-
Issuance of common stock warrants to consultants		-	-	115	-	-	-	-	-	115
Cumulative change from adoption
of accounting policy – SFAS 123(R)		-	-	(2,234)	-	2,234	-	-	-	-
Amounts reclassified into earnings, net of taxes		-	-	-	(4,243)	-	-	-	-	(4,243)
Changes in fair value of interest
rate swaps, net of taxes		-	-	-	2,353	-	-	-	-	2,353
Net income	$77,423	-	-	-	-	-	-	-	77,423	77,423
Other comprehensive loss	(2,887)	-	-	-	-	-	-	-	-	-
Income tax effect of other comprehensive loss	997	-	-	-	-	-	-	-	-	-
Comprehensive income	$75,533	-	-	-	-	-	-	-	-	-
Balances at December 31, 2006		68,266,041	$455	$310,229	$3,067	$-	-	$-	$422,731	736,482
Stock split		-	228	-	-	-	-	-	(228)	-
Vesting of restricted stock		168,268	2	(2)	-	-	-	-	-	-
Cancellation of restricted stock and warrants		(54,498)	(1)	(1,636)	-	-	-	-	-	(1,637)
Stock-based compensation		-	-	6,128	-	-	-	-	-	6,128
Exercise of stock options and warrants		2,246,454	22	35,598	-	-	-	-	-	35,620
Excess tax benefit associated
with equity-based compensation		-	-	14,137	-	-	-	-	-	14,137
Repurchase of common stock		(3,574,130)	(36)	(110,293)	-	-	-	-	-	(110,329)
Issuance of common stock
warrants to consultants		-	-	123	-	-	-	-	-	123
Cumulative change from
adoption of accounting policy – FIN 48		-	-	-	-	-	-	-	2,897	2,897
Amounts reclassified into earnings, net of taxes		-	-	-	(2,320)	-	-	-	-	(2,320)
Changes in fair value of interest
rate swaps, net of taxes		-	-	-	(5,037)	-	-	-	-	(5,037)
Net income	$99,081	-	-	-	-	-	-	-	99,081	99,081
Other comprehensive loss	(11,981)	-	-	-	-	-	-	-	-	-
Income tax effect of other comprehensive loss	4,624	-	-	-	-	-	-	-	-	-
Comprehensive income	$91,724	-	-	-	-	-	-	-	-	-
Balances at December 31, 2007		67,052,135	$670	$254,284	$(4,290)	$-	-	$-	$524,481	$775,145

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Years Ended December 31,
	2005	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$83,943	$77,423	$99,081
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on disposal of assets	(413)	796	250
Depreciation	61,968	70,785	81,287
Amortization of intangibles	3,070	4,080	4,341
Deferred income taxes, net of acquisitions	(792)	26,585	12,440
Minority interests	12,422	12,905	14,870
Amortization of debt issuance costs	2,001	6,238	2,182
Stock-based compensation	2,826	3,451	6,128
Interest income on restricted assets	(390)	(618)	(684)
Closure and post-closure accretion	681	623	1,155
Tax benefit associated with equity-based compensation	7,338	-	-
Excess tax benefit associated with equity-based compensation	-	(7,728)	(14,137)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(9,933)	(4,928)	(17,514)
Prepaid expenses and other current assets	5,291	(1,083)	(8,077)
Accounts payable	18,060	(4,306)	2,888
Deferred revenue	4,818	324	7,870
Accrued liabilities	7,898	19,245	27,162
Other long-term liabilities	1,024	442	(173)
Net cash provided by operating activities	199,812	204,234	219,069

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(80,849)	(38,594)	(109,429)
Capital expenditures for property and equipment	(97,482)	(96,519)	(124,234)
Proceeds from disposal of assets	5,254	2,198	1,016
Decrease (increase) in restricted assets, net of interest income	661	(1,411)	(2,698)
Increase in other assets	(856)	(224)	(264)
Net cash used in investing activities	(173,272)	(134,550)	(235,609)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	232,631	666,035	626,000
Principal payments on notes payable and long-term debt	(159,688)	(621,161)	(568,607)
Change in book overdraft	208	(8,869)	8,835
Proceeds from option and warrant exercises	28,716	32,146	35,620
Excess tax benefit associated with equity-based compensation	-	7,728	14,137
Distributions to minority interest holders	(10,486)	(11,270)	(12,642)
Payments for repurchase of common stock	(113,874)	(100,245)	(110,329)
Debt issuance costs	(143)	(6,613)	(1,125)
Net cash used in financing activities	(22,636)	(42,249)	(8,111)

Net increase (decrease) in cash and equivalents	3,904	27,435	(24,651)
Cash and equivalents at beginning of year	3,610	7,514	34,949
Cash and equivalents at end of year	$7,514	$34,949	$10,298

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH TRANSACTIONS:

	Years Ended December 31,
	2005	2006	2007
Cash paid for income taxes	$32,369	$15,006	$35,260
Cash paid for interest	$22,314	$28,534	$33,418
Conversion of 2022 Convertible Subordinated Notes to equity	$-	$10	$-
Fair value of warrants issued to third party consultants in exchange for services performed in connection with landfill development	$54	$-	$-

In connection with its acquisitions, the Company assumed liabilities as follows:
Fair value of assets acquired	$112,802	$44,919	$162,425
Cash paid and warrants issued for current year acquisitions	(78,971)	(37,560)	(107,772)
Net assets used as consideration for acquisitions	-	(893)	-
Liabilities assumed and notes payable issued to sellers of businesses acquired	$33,831	$6,466	$54,653

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.	ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Waste Connections, Inc. (“WCI” or “the Company”) was incorporated in Delaware on September 9, 1997, and commenced its operations on October 1, 1997, through the purchase of certain solid waste operations in the state of Washington.  The Company is an integrated, non-hazardous solid waste services company that provides collection, transfer, disposal and recycling services to commercial, industrial and residential customers in the states of Alabama, Arizona, California, Colorado, Idaho, Illinois, Iowa, Kansas, Kentucky, Minnesota, Mississippi, Montana, Nebraska, Nevada, New Mexico, Oklahoma, Oregon, South Dakota, Tennessee, Texas, Utah, Washington and Wyoming.  The Company also provides intermodal services for the movement of containers in the Pacific Northwest.

Basis of Presentation

These consolidated financial statements include the accounts of WCI and its wholly-owned and majority-owned subsidiaries.  The consolidated entity is referred to herein as the Company.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at purchase to be cash equivalents. As of December 31, 2006 and 2007, cash equivalents consisted of demand money market accounts.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable.  The Company generally does not require collateral on its trade receivables.  Credit risk on accounts receivable is minimized as a result of the large and diverse nature of the Company’s customer base.  The Company maintains allowances for losses based on the expected collectability of accounts receivable.

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

The Company’s receivables are recorded when billed or accrued and represent claims against third parties that will be settled in cash.  The carrying value of the Company’s receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value.  The Company estimates its allowance for doubtful accounts based on historical collection trends, type of customer such as municipal or non-municipal, the age of outstanding receivables and existing economic conditions.  If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and the allowance is adjusted accordingly.  Past-due receivable balances are written off when the Company’s internal collection efforts have been unsuccessful in collecting the amount due.

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

-
Landfill development costs.  Landfill development costs include the costs of acquisition, construction associated with excavation, liners, site berms, groundwater monitoring wells and leachate collection systems.  The Company estimates the total costs associated with developing each landfill site to its final capacity.  This includes certain projected landfill site costs that are uncertain because they are dependent on future events and thus actual costs could vary significantly from estimates.  The total cost to develop a site to its final capacity includes amounts previously expended and capitalized, net of accumulated depletion, and projections of future purchase and development costs, liner construction costs, operating construction costs and capitalized interest costs.  Total landfill costs include the development costs associated with expansion airspace.  Expansion airspace is addressed below.

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

Since the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”), landfill final capping, closure and post-closure liabilities are calculated by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure using an inflation rate (2.5% during 2006 and 2007) and discounting the inflated total to its present value using a discount rate (7.5% during 2006 and 2007).  At December 31, 2006 and 2007, accruals for landfill final capping, closure and post-closure costs (including costs assumed through acquisitions) were $11,638 and $17,853, respectively.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

In accordance with SFAS 143, final capping, closure and post-closure liability is recorded as an addition to site costs and amortized to depletion expense on a units-of-consumption basis as remaining landfill airspace is consumed.  The impact of changes determined to be changes in estimates, based on an annual update, is accounted for on a prospective basis.  Depletion expense resulting from final capping, closure and post-closure obligations recorded as a component of landfill site costs will generally be less during the early portion of a landfill’s operating life and increase thereafter.  The final capping, closure and post-closure liabilities reflect owned landfills and landfills operated under life-of-site agreements with estimated remaining lives, based on remaining permitted capacity, probable expansion capacity and projected annual disposal volumes that range from approximately 5 to 205 years, with an average remaining life of approximately 52 years.  The costs for final capping, closure and post-closure obligations at landfills the Company owns or operates under life-of-site agreements are generally estimated based on interpretations of current requirements and proposed or anticipated regulatory changes.

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

The following is a rollforward of the Company’s final capping, closure and post-closure liability balance from December 31, 2005 to December 31, 2007:

Final capping, closure and post-closure liability at December 31, 2005	$15,906
Adjustments to final capping, closure and post-closure liabilities	(5,932)
Liabilities incurred	1,041
Accretion expense	623
Final capping, closure and post-closure liability at December 31, 2006	11,638
Adjustments to final capping, closure and post-closure liabilities	1,310
Liabilities incurred	1,354
Accretion expense	1,155
Closure payments	(1,008)
Assumption of closure liabilities from acquisitions	3,404
Final capping, closure and post-closure liability at December 31, 2007	$17,853

The Company recorded adjustments to its final capping, closure and post-closure liabilities for the year ended December 31, 2006, due to revisions in cost estimates and a change in the interim and final capping requirements for a landfill, which permits the Company to use less expensive materials to cap the landfill.  The Company recorded adjustments to its final capping, closure and post-closure liabilities for the year ended December 31, 2007, due to revisions in cost estimates, a decrease in the expansion airspace at a landfill for which an expansion is being pursued, and estimated increases in annual volume at an owned landfill, causing the remaining life, in years, of the landfill to decrease.  The Company performs its annual review of its cost and capacity estimates in the first quarter of each year.

At December 31, 2007, $17,098 of the Company’s restricted assets balance was for purposes of settling future final capping, closure and post-closure liabilities.

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

The first step in the Company’s annual impairment tests is a screen for potential impairment, while the second step measures the amount of the impairment, if any.  At least annually in the fourth quarter of the year, the Company performs impairment tests of goodwill and indefinite-lived intangible assets based on the carrying values.  As a result of performing the tests for potential impairment, the Company determined that no impairment existed as of December 31, 2006 or 2007 and therefore, there were no write-downs to any of its goodwill or indefinite-lived intangible assets.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

The Company acquired indefinite-lived intangible assets, long-term franchise agreements, contracts and non-competition agreements in connection with certain of its acquisitions.  The amounts assigned to indefinite-lived intangible assets consist of the value of certain perpetual rights to provide solid waste collection and transportation services in specified territories.  The estimated fair value of the acquired indefinite-lived intangible assets, long-term franchise agreements and contracts was determined by management based on the discounted net cash flows associated with the rights, agreements and contracts.  The estimated fair value of the non-competition agreements reflects management’s estimates based on the amount of revenue protected under such agreements.  The amounts assigned to the franchise agreements, contracts, and non-competition agreements are being amortized on a straight-line basis over the expected term of the related agreements (ranging from 1 to 56 years).  Indefinite-lived intangible assets are not amortized.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, trade receivables, restricted assets, trade payables, debt instruments and interest rate swaps.  As of December 31, 2006 and 2007, the carrying values of cash, trade receivables, restricted assets, and trade payables are considered to be representative of their respective fair values.  The carrying values of the Company’s debt instruments, excluding the 3.75% Convertible Senior Notes due 2026 (the “2026 Notes”), approximate their fair values as of December 31, 2006 and 2007, based on current borrowing rates for similar types of borrowing arrangements.  The Company’s 2026 Notes had a carrying value of $200,000 and a fair value of approximately $215,250 and $222,974 at December 31, 2006 and 2007, respectively, based on the publicly quoted trading price of these notes.  The Company’s interest rate swaps are recorded at their estimated fair values based on estimated cash flows calculated using interest rate yield curves as of December 31, 2006 and 2007.

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

At December 31, 2007, the Company’s derivative instruments consisted of nine interest rate swap agreements as follows:

Date Entered	Notional Amount	Fixed Interest Rate Paid*	Variable Interest Rate Received	Effective Date	Expiration Date
September 2005	$175,000	4.33%	1-month LIBOR	February 2007	February 2009
September 2005	$75,000	4.34%	1-month LIBOR	March 2007	March 2009
December 2005	$150,000	4.76%	1-month LIBOR	June 2006	June 2009
November 2007	$50,000	4.37%	1-month LIBOR	February 2009	February 2011
November 2007	$50,000	4.37%	1-month LIBOR	February 2009	February 2011
November 2007	$75,000	4.37%	1-month LIBOR	February 2009	February 2011
November 2007	$75,000	4.40%	1-month LIBOR	March 2009	March 2011
November 2007	$50,000	4.29%	1-month LIBOR	June 2009	June 2011
November 2007	$100,000	4.35%	1-month LIBOR	June 2009	June 2011

* plus applicable margin.

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

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), at the beginning of fiscal year 2007.  FIN 48 requires the Company to evaluate whether the tax position taken by the Company will more likely than not be sustained upon examination by the appropriate taxing authority.  It also provides guidance on how the Company should measure the amount of benefit that the Company is to recognize in its financial statements.  Under FIN 48, the Company also classifies a liability for unrecognized tax benefits as current only to the extent the Company anticipates making a payment within one year.

For fiscal years before 2007, the Company accrued income tax reserves for contingencies based upon management’s assessment of exposure associated with, for instance, permanent differences, tax credits and interest expense.  The tax reserves were analyzed quarterly and adjustments were made as events occurred to warrant adjustments to the reserve.  For example, if the statutory period for assessing tax on a given tax return or period lapsed, the reserve associated with that period was reversed.

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

The weighted average grant date fair values per share for options granted during 2005 and 2006 are as follows:

	2005	2006
Exercise prices equal to market price of stock	$6.74	$7.72
Exercise prices less than market price of stock	$17.67	$-

During the year ended December 31, 2005, the Company issued 1,500 options at an exercise price less than the market price of the Company’s common stock.  The Company did not grant stock options during the year ended December 31, 2007.

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

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

The following table summarizes the Company’s pro forma net income and pro forma basic and diluted net income per share for the year ended December 31, 2005:

Year Ended December 31, 2005
Net income, as reported	$83,943
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	1,779
Deduct: total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(16,495)
Pro forma net income	$69,227

Earnings per share:
Basic – as reported	$1.20
Basic – pro forma	$0.99

Diluted – as reported	$1.16
Diluted – pro forma	$0.96

The Company’s calculations of the fair value of stock options granted during the years ended December 31, 2005 and 2006 were made using the Black-Scholes option-pricing model.  The fair value of the Company’s stock option grants was estimated assuming no expected dividend yield and the following weighted average assumptions for the years ended December 31, 2005 and 2006:

	Years Ended December 31,
	2005	2006
Expected life	3.4 years	4 years
Risk-free interest rate	4.0%	4.8%
Expected volatility	20%	20%

Expected life is calculated based on the weighted average historical life of stock options.  Risk-free interest rate is based on the U.S. treasury yield curve for the period of the expected life of the stock option for the years ended December 31, 2005 and 2006.  Expected volatility is calculated using the daily historical volatility over the last one year for the year ended December 31, 2005, and over the last three years for the year ended December 31, 2006.

The fair value of restricted stock and restricted stock units for the years ended December 31, 2005, 2006 and 2007 were determined based on the number of shares granted and the quoted price of the Company’s common stock.

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

Stock-based compensation expense recognized during the years ended December 31, 2005, 2006 and 2007, were approximately $2,826 ($1,803 net of taxes), $3,451 ($2,200 net of taxes) and $6,128 ($3,825 net of taxes), respectively, and consisted of stock option, restricted stock unit and restricted stock expense.  The Company records stock-based compensation expense in “selling, general and administrative” expenses in the Consolidated Statements of Income.  The incremental stock-based compensation expense recognized as a result of adopting SFAS 123(R) was $583 ($421 net of taxes), and $665 ($476 net of taxes), or approximately a $0.01 per share decrease to basic and diluted earnings per common share for the years ended December 31, 2006 and 2007, respectively, which represented the expense related to stock options less the impact of recognizing a forfeiture rate assumption related to restricted stock and restricted stock units.  A contra-equity balance of $2,234 in “Deferred stock compensation” on the Consolidated Balance Sheet was reversed as a change in accounting policy upon the adoption of SFAS 123(R) to “Additional paid-in capital” as of January 1, 2006.  The total unrecognized compensation cost at December 31, 2007, related to unvested stock option, restricted stock unit and restricted stock awards was $17,082 and that future expense will be recognized over the remaining vesting period of the stock option, restricted stock unit and restricted stock awards which currently extends to 2012.  The weighted average remaining vesting period of those awards is 1.54 years.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

The excess tax benefit associated with equity-based compensation was approximately $7,728 and $14,137 during the years ended December 31, 2006 and 2007, respectively.  Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as an operating cash flow, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.  SFAS 123(R) requires the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow.

Per Share Information

Basic net income per share is computed using the weighted average number of common shares outstanding.  Diluted net income per share is computed using the weighted average number of common and potential common shares outstanding.  Potential common shares are excluded from the computation if their effect is anti-dilutive.

Advertising Costs

Advertising costs are expensed as incurred.  Advertising expense for the years ended December 31, 2005, 2006 and 2007 was $2,057, $2,147 and $2,252, respectively, which is included in selling, general and administrative expense in the Consolidated Statements of Income.

Insurance Liabilities

The Company is primarily self-insured for automobile liability, property, general liability, workers’ compensation, employer’s liability and employee group health claims.  The Company’s insurance accruals are based on claims filed and estimates of claims incurred but not reported and are developed by the Company’s management with assistance from its third-party actuary and its third-party claims administrator.  The insurance accruals are influenced by the Company’s past claims experience factors, which have a limited history, and by published industry development factors.  At December 31, 2006 and 2007, the Company’s total accrual for self-insured liabilities was $28,686 and $34,662, respectively, which is included in accrued liabilities in the Consolidated Balance Sheets.

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

Reclassifications

Certain amounts reported in the Company’s prior year’s financial statements have been reclassified to conform with the 2007 presentation.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

New Accounting Pronouncements

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

SFAS 141(R).  In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which establishes principles and requirements for how the acquirer:  (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled.  SFAS 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition.  SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company is currently evaluating the impact this statement will have on its financial position and results of operations.

SFAS 157.  In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 applies under other existing accounting pronouncements that require or permit fair value measurements, as the FASB previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, SFAS 157 does not require any new fair value measurements.  However, the application of this statement may change the current practice for fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  However, in November 2007, the FASB authorized its staff to draft a proposed FSP that would partially defer the effective date of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  Examples of items that would be subject to the deferral if it is approved include the following:

•
Nonfinancial assets and nonfinancial liabilities that are measured at fair value in a business combination or other new basis event, except those that are remeasured at fair value in subsequent periods;

•
Reporting units measured at fair value in Step 1 of the goodwill impairment test under FASB Statement 142, Goodwill and Other Intangible Assets (“SFAS 142”), and nonfinancial assets and nonfinancial liabilities measured at fair value in Step 2 of that test;

•	Indefinite-lived intangible assets measured at fair value for impairment assessment under SFAS 142;
•	Long-lived asset groups measured at fair value under Step 2 of FASB Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets; and
•	Asset retirement obligations measured at fair value upon initial recognition under FASB Statement 143, Accounting for Asset Retirement Obligations, or upon a remeasurement event.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

The proposed FSP will not defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually.  The Company is currently evaluating the impact this statement will have on its financial position and results of operations.

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

SFAS 160.  In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51 (“SFAS 160”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.  SFAS 160 also provides guidance when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company is currently evaluating the impact this statement will have on its financial position and results of operations.

2.	USE OF ESTIMATES AND ASSUMPTIONS

In preparing the Company’s consolidated financial statements, several estimates and assumptions are made that affect the accounting for and recognition of assets, liabilities, revenues and expenses.  These estimates and assumptions must be made because certain of the information that is used in the preparation of the Company’s consolidated financial statements is dependent on future events, cannot be calculated with a high degree of precision from data available or is simply not capable of being readily calculated based on generally accepted methodologies.  In some cases, these estimates are particularly difficult to determine and the Company must exercise significant judgment.  The most difficult, subjective and complex estimates and the assumptions that deal with the greatest amount of uncertainty are related to the Company’s accounting for landfills, self-insurance, income taxes, allocation of acquisition purchase price and asset impairments, which are discussed in Note 1.  An additional area that involves estimation is when the Company estimates the amount of potential exposure it may have with respect to litigation, claims and assessments in accordance with SFAS No. 5, Accounting for Contingencies.  Actual results for all estimates could differ materially from the estimates and assumptions that the Company uses in the preparation of its consolidated financial statements.

3.	DISCONTINUED OPERATIONS

In the second quarter of 2005, the Company disposed of a hauling operation in Utah and exited a landfill operating contract with a finite term in California.   The results for the year ended December 31, 2005, have been restated to present the results for these operations as discontinued operations.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

The table below reflects the discontinued operations as of December 31, 2005 as follows:

Year Ended December 31,
2005
Revenues	$1,367
Operating expenses:
Cost of operations	2,041
Selling, general and administrative	195
Depreciation and amortization	250
Gain on disposal of assets and operations	(197)
Operating loss	(922)

Other income, net	-
Loss from operations of discontinued operations	(922)

Income tax benefit	343
Loss on discontinued operations	$(579)

4.	ACQUISITIONS

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

During 2006, the Company acquired 14 non-hazardous solid waste collection, transfer and recycling businesses.  Aggregate consideration for the acquisitions consisted of $37,445 in cash (net of cash acquired), $893 of net assets exchanged for new operations, common stock warrants valued at $115, and the assumption of debt totaling $3,266.  During the year ended December 31, 2006, the Company paid or adjusted $1,149 of acquisition-related liabilities accrued at December 31, 2005.

During 2007, the Company acquired 15 non-hazardous solid waste collection, transfer, disposal and recycling businesses.  Aggregate consideration for the acquisitions consisted of $107,649 in cash (net of cash acquired), common stock warrants valued at $123, and the assumption of debt totaling $31,249. During the year ended December 31, 2007, the Company paid or adjusted $1,780 of acquisition-related liabilities accrued at December 31, 2006.

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

As of December 31, 2007, the Company had four acquisitions for which purchase price allocations were preliminary, mainly as a result of pending working capital valuations.  The Company believes the potential changes to its preliminary purchase price allocations will not have a material impact on its financial condition, results of operations or cash flows.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

A summary of the purchase price allocations for acquisitions consummated in 2005 and 2006 and preliminary purchase price allocations for the acquisitions consummated in 2007 are as follows:

	2005 Acquisitions	2006 Acquisitions	2007 Acquisitions
Acquired Assets:
Accounts receivable	$3,641	$902	$6,099
Prepaid expenses and other current assets	439	332	724
Property and equipment	23,910	12,580	82,749
Goodwill	62,628	27,571	60,653
Long-term franchise agreements and contracts	5,170	1,859	3,667
Indefinite-lived intangibles	6,646	-	-
Other intangibles	9,575	964	3,592
Non-competition agreements	793	120	4,941
Other assets	-	591	-
Assumed Liabilities:
Deferred revenue	(1,984)	(879)	(4,043)
Accounts payable	(2,455)	(214)	(2,283)
Accrued liabilities	(2,432)	(1,558)	(4,812)
Notes issued to sellers	(254)	-	-
Debt and long-term liabilities assumed	(25,481)	(3,266)	(35,442)
Deferred income taxes	(1,225)	(549)	(8,073)
Total consideration, net	$78,971	$38,453	$107,772

The acquisitions completed in the years ended December 31, 2005, 2006 and 2007, were not material to the Company’s results of operations.

Goodwill acquired in 2006 totaling $24,820 and long-term franchise agreements, contracts, and other intangibles acquired in 2006 totaling $1,460 are expected to be deductible for tax purposes.  Goodwill acquired in 2007 totaling $58,886 and long-term franchise agreements, contracts, and other intangibles acquired in 2007 totaling $11,269 are expected to be deductible for tax purposes.

5.	INTANGIBLE ASSETS

Intangible assets, exclusive of goodwill, consisted of the following at December 31, 2007:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Long-term franchise agreements and contracts	$62,258	$(9,470)	$52,788
Non-competition agreements	9,703	(4,404)	5,299
Other	17,063	(5,041)	12,022
	89,024	(18,915)	70,109
Nonamortized intangible assets:
Indefinite-lived intangible assets	23,848	-	23,848
Intangible assets, exclusive of goodwill	$112,872	$(18,915)	$93,957

The weighted-average amortization periods of long-term franchise agreements and contracts, non-competition agreements and other intangibles acquired during the year ended December 31, 2007 are 22.4 years, 12.4 years and 8.4 years, respectively.

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

Estimated future amortization expense for the next five years of amortizable intangible assets is as follows:

For the year ended December 31, 2008	$5,001
For the year ended December 31, 2009	$4,754
For the year ended December 31, 2010	$4,679
For the year ended December 31, 2011	$4,510
For the year ended December 31, 2012	$4,374

Total amortization expense for intangible assets was $3,070, $4,080 and $4,341 for the years ended December 31, 2005, 2006 and 2007, respectively.

6.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Year Ended December 31,
	2006	2007
Landfill site costs	$516,490	$608,750
Rolling stock	216,941	274,719
Land, buildings and improvements	91,625	115,461
Containers	112,491	131,412
Machinery and equipment	105,955	122,107
Construction in progress	10,114	4,122
	1,053,616	1,256,571
Less accumulated depreciation and depletion	(317,188)	(391,241)
	$736,428	$865,330

The Company’s landfill depletion expense for the years ended December 31, 2005, 2006 and 2007 was $16,844, $18,854 and $22,282, respectively.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

7.	OTHER ASSETS, NET

Other assets, net, consist of the following:

	Year Ended December 31,
	2006	2007
Deferred financing costs	$9,028	$7,972
Investment in unconsolidated entity	5,300	5,300
Landfill closure receivable	3,473	3,397
Deposits	869	917
Unrealized interest-rate swap gains	2,493	-
Other	3,655	3,871
	$24,818	$21,457

8.	ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	Year Ended December 31,
	2006	2007
Insurance claims	$28,686	$34,662
Payroll and payroll-related	14,389	18,872
Interest payable	2,797	2,674
Acquisition-related	2,522	4,852
Income taxes payable	2,933	-
Other	6,483	8,518
	$57,810	$69,578

9.	LONG-TERM DEBT

Long-term debt consists of the following:

	Year Ended December 31,
	2006	2007
Revolver under Credit Facility	$400,000	$479,000
2026 Convertible Senior Notes	200,000	200,000
2001 Wasco Bonds	11,740	11,285
California Tax-Exempt Bonds	20,090	33,225
Notes payable to sellers in connection with acquisitions, uncollateralized, bearing interest at 5.5% to 7.5%, principal and interest payments due periodically with due dates ranging from 2009 to 2036	4,867	3,994
Notes payable to third parties, collateralized by substantially all assets of certain subsidiaries of the Company, bearing interest at 6.0% to 11.0%, principal and interest payments due periodically with due dates ranging from 2008 to 2010	7,495	5,329
	644,192	732,833
Less – current portion	(6,884)	(13,315)
	$637,308	$719,518

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Credit Facility

The Company has a senior revolving credit facility with a syndicate of banks for which Bank of America, N.A. acts as agent.  The maximum borrowings available under the Company’s previous credit facility and current credit facility, were $750,000 and $800,000 as of December 31, 2006 and 2007, respectively.  There is no maximum amount of standby letters of credit that can be issued; however, the issuance of standby letters of credit reduces the amount of total borrowings available.  As of December 31, 2006, $400,000 was outstanding under the previous credit facility, exclusive of outstanding standby letters of credit of $59,144.  As of December 31, 2007, $479,000 was outstanding under the credit facility, exclusive of outstanding standby letters of credit of $68,260.  The credit facility matures in September 2012.

The borrowings under the credit facility bear interest, at the Company’s option, at either the base rate plus the applicable base rate margin (approximately 8.25% and 7.25% at December 31, 2006 and 2007, respectively) on base rate loans, or the Eurodollar rate plus the applicable Eurodollar margin (approximately 6.2% and 5.8% at December 31, 2006 and 2007, respectively) on Eurodollar loans.  The applicable margins under the credit facility vary depending on the Company’s leverage ratio, as defined in the credit agreement.  As of December 31, 2006, these margins ranged from 0.75% to 1.375% for Eurodollar loans and 0.00% for base rate loans.  As of December 31, 2007, these margins ranged from 0.625% to 1.125% for Eurodollar loans and 0.00% for base rate loans.

The credit facility requires the Company to pay an annual commitment fee on the unused portion of the facility.  The commitment fee ranged from 0.15% to 0.25% as of December 31, 2006, and from 0.15% to 0.20% as of December 31, 2007.

The Company is able to increase the maximum borrowings under the credit facility to $1,000,000, provided that no event of default, as defined, has occurred, although no existing lender has any obligation to increase its commitment.

The borrowings under the credit facility are not collateralized.  The credit facility contains customary representations and warranties and places certain business, financial and operating restrictions on the Company relating to, among other things, indebtedness, liens and other encumbrances, investments, mergers and acquisitions, asset sales, sale and leaseback transactions, and dividends, distributions and redemptions of capital stock.  The credit agreement requires that the Company maintain specified financial ratios.  As of December 31, 2006 and 2007, the Company was in compliance with all applicable covenants in the credit facility.

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

In April 2006, the Company called for redemption the $175,000 aggregate principal amount of its 2022 Notes, the redemption to occur on May 8 and June 5, 2006.  Holders of the 2022 Notes had the right to convert their notes at any time prior to the end of the day that was two business days preceding the applicable redemption date. The Company paid approximately $175,000 in cash and issued 1,441,763 shares of its common stock in connection with the conversion and redemption.  The Company funded the conversion and redemption with borrowings under its senior revolving credit facility.  Additionally, the Company recorded a non-cash, pre-tax charge of $4,185 ($2,637 net of taxes) in other income (expense) for the write-off of unamortized debt issuance costs associated with the full $175,000 aggregate principal amount of the notes called for redemption.

Convertible Senior Notes due 2026

On March 20, 2006, the Company completed its offering of $200,000 aggregate principal amount of its 3.75% Convertible Senior Notes due 2026 in an offering pursuant to Rule 144A of the Securities Act of 1933, as amended.  The terms and conditions of the 2026 Notes are set forth in the Indenture, dated as of March 20, 2006, between the Company and U.S. Bank National Association, as trustee.  The 2026 Notes rank equally in right of payment to all of the Company’s other existing and future senior uncollateralized and unsubordinated indebtedness.  The 2026 Notes rank senior in right of payment to all of the Company’s existing and future subordinated indebtedness and are subordinated in right of payment to the Company’s collateralized obligations to the extent of the assets collateralizing such obligations.  The 2026 Notes bear interest at 3.75% per annum payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2006, until the maturity date of April 1, 2026.  The Company’s obligations under the 2026 Notes are not guaranteed by any third party.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

The 2026 Notes are convertible into cash and, if applicable, shares of common stock based on an initial conversion rate of 29.4118 shares of common stock per $1 principal amount of 2026 Notes (which is equal to an initial conversion price of approximately $34.00 per share), subject to adjustment, and only under certain circumstances.  Upon a surrender of the 2026 notes for conversion, the Company will deliver cash equal to the lesser of the aggregate principal amount of notes to be converted and its total conversion obligation.  The Company will deliver shares of its common stock in respect of the remainder, if any, of its conversion obligation.  The holders of the 2026 Notes who convert their notes in connection with a change in control (as defined in the Indenture) may be entitled to a make-whole premium in the form of an increase in the conversion rate.

Holders may surrender notes for conversion into cash and, if applicable, shares of the Company’s common stock at an initial conversion price of $34.00 per share (equivalent to an initial conversion rate of 29.4118 shares per $1 principal amount of notes) at any time prior to the close of business on the maturity date, if the closing sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the quarter preceding the quarter in which the conversion occurs, is more than 130% of the conversion price per share of the Company’s common stock on that 30th day.

Beginning on April 1, 2010, the Company may redeem in cash all or part of the 2026 Notes at a price equal to 100% of the principal amount plus accrued and unpaid interest, including additional interest, if any, and, if redeemed prior to April 1, 2011, an interest make-whole payment.  The holders of the 2026 Notes can require the Company to repurchase all or a part of the 2026 Notes in cash on each of April 1, 2011, 2016 and 2021, and in the event of a change of control of the Company, at a purchase price of 100% of the principal amount of the 2026 Notes plus any accrued and unpaid interest, including additional interest, if any.  The Company is amortizing the $5,534 debt issuance costs over a five-year term through the first put date, or April 1, 2011.

Wasco Bond

In December 1999, the Company completed a $13,600 tax-exempt bond financing for its Wasco subsidiary (the “Wasco Bond”).  These funds were used for the acquisition, construction, furnishing, equipping and improving of a landfill located in Wasco County, Oregon.  In March 2001, the Company refinanced the Wasco Bond by completing $13,600 of tax-exempt revenue bond financing through the issuance of three bonds (the “2001 Wasco Bonds”).  At December 31, 2007, the 2001 Wasco Bonds consisted of $2,810 of 7.0% term bonds due March 1, 2012, and $8,475 of 7.25% term bonds due March 1, 2021.  On an annual basis, the Company is required to remit principal payments.  The principal payment requirements in 2006 and 2007 were $425 and $455, respectively.  The total future principal payment requirements are as follows:  $485 in 2008, $525 in 2009, $560 in 2010, $600 in 2011, $640 in 2012, and $8,475 thereafter.

California Tax-Exempt Bonds

In June 1998, the Company completed a $1,800 tax-exempt bond financing for its Madera subsidiary (the “Madera Bond”).  These funds were used for specified capital expenditures and improvements, including installation of a landfill gas recovery system.  The bond matures on May 1, 2016 and bears interest at variable rates based on market conditions for California tax-exempt bonds (approximately 3.9% and 3.4% at December 31, 2006 and 2007, respectively).  The Madera Bond is backed by a letter of credit issued by Bank of America under the senior revolving credit facility for $1,829.

In July 1998, Cold Canyon Landfill, Inc., a wholly-owned subsidiary of the Company acquired in 2002, received a total of $5,845 from the completion of a tax-exempt bond financing (the “Cold Canyon Bond”) through the California Pollution Control Financing Authority.  These funds were used for specified capital expenditures and improvements.  The outstanding balance of the Cold Canyon Bond was $5,845 at December 31, 2006 and 2007, with scheduled principal maturity of $5,845 in July 2008.  The Cold Canyon Bond bears interest at variable rates based on market conditions for California tax-exempt bonds (approximately 3.9% and 3.4% at December 31, 2006 and 2007, respectively) and is backed by a letter of credit issued by Bank of America under the senior revolving credit facility for $5,931.

In June 1999, GreenWaste of Tehama, a wholly-owned subsidiary of the Company acquired in 2003, received a total of $3,435 from the completion of a tax-exempt bond financing (the “Tehama Bond”) through the California Pollution Control Financing Authority.  These funds were used to finance improvements to and expansion of certain solid waste disposal facilities.  The outstanding balance of the Tehama Bond was $700 and $640 at December 31, 2006 and 2007, respectively.  The Tehama Bond matures on June 1, 2014 and bears interest at variable rates based on market conditions for California tax-exempt bonds (approximately 3.9% and 3.4% at December 31, 2006 and 2007, respectively), and is backed by a letter of credit issued by Bank of America under the senior revolving credit facility for $659.  On an annual basis, the Company is required to remit principal payments.  The principal payment requirements in 2006 and 2007 were $475 and $60, respectively.  The total future principal payment requirements are as follows:  $60 in 2008, $65 in 2009, $70 in 2010, $75 in 2011, $80 in 2012, and $290 thereafter.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

In August 1997 and October 2001, GreenTeam of San Jose, a wholly-owned subsidiary of the Company acquired in 2003, received a total of $18,040 from the completion of a tax-exempt bond financing (the “San Jose Bonds”) through California Pollution Control Financing Authority.  These funds were used for specified capital expenditures and improvements.  The outstanding balance of the San Jose Bonds was $11,745 and $9,440 at December 31, 2006 and 2007, respectively.  The San Jose Bonds mature on August 1, 2012 and September 1, 2016 and bear interest at variable rates based on market conditions for California tax-exempt bonds (approximately 3.9% and 3.4% at December 31, 2006 and 2007, respectively) and are backed by a letter of credit issued by Bank of America under the senior revolving credit facility for $9,708.  On an annual basis, the Company is required to remit principal payments.  The principal payment requirements in 2006 and 2007 were $2,180 and $2,305, respectively.  The total future principal payment requirements are as follows:  $2,420 in 2008, $2,545 in 2009, $850 in 2010, $885 in 2011, $925 in 2012, and $1,815 thereafter.

In July 2007, the Company received a total of $15,500 (before expenses) from the completion of a tax-exempt bond financing (the “West Valley Bonds”) through the California Pollution Control Financing Authority.  These funds were used to finance the acquisition of trucks and other solid waste vehicles and equipment to service the West Valley Solid Waste Management Authority contract in Santa Clara County, California.  The outstanding balance of the West Valley Bonds was $15,500 at December 31, 2007.  The West Valley Bonds mature on August 1, 2018, and bear interest at variable rates based on market conditions for California tax-exempt bonds (approximately 3.4% at December 31, 2007) and are backed by a letter of credit issued by Bank of America under the senior revolving credit facility for $15,678.

The California tax-exempt bonds are remarketed weekly by a remarketing agent to effectively maintain a variable yield. If the remarketing agent is unable to remarket the bonds, then the remarketing agent can put the bonds to the Company.  The Company has obtained standby letters of credit, issued under its senior revolving credit facility, to guarantee repayment of the bonds in this event.  The Company classified these borrowings as long-term at December 31, 2007 because the borrowings are supported by standby letters of credit issued under the Company’s senior revolving credit facility which is long-term.

As of December 31, 2007, aggregate contractual future principal payments by calendar year on long-term debt are due as follows:

2008	$13,315
2009	5,798
2010	1,771
2011	201,860
2012	480,965
Thereafter	29,124
$732,833

10.	COMMITMENTS AND CONTINGENCIES

COMMITMENTS

Leases

The Company leases its facilities and certain equipment under non-cancelable operating leases for periods ranging from one to 20 years, with renewal options for certain leases.  The Company’s total rent expense under operating leases during the years ended December 31, 2005, 2006 and 2007 was $7,422, $8,137 and $8,790, respectively.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

As of December 31, 2007, future minimum lease payments under these leases, by calendar year, are as follows:

2008	$6,904
2009	7,137
2010	7,119
2011	6,332
2012	6,024
Thereafter	33,934
$67,450

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

At December 31, 2006 and 2007, the Company had provided customers and various regulatory authorities with surety bonds in the aggregate amount of approximately $96,862 and $112,512, respectively, to secure its landfill final capping, closure and post-closure requirements and $56,876 and $51,813, respectively, to secure performance under collection contracts and landfill operating agreements.

In 2003, the Company paid $5,300 to acquire a 9.9% interest in a company that, among other activities, issues financial surety bonds to secure final capping, landfill closure and post-closure obligations for companies operating in the solid waste industry.  The Company accounts for this investment under the cost method of accounting.  There have been no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.  This investee company and the parent company of the investee had written final capping, landfill closure and post-closure financial surety bonds for the Company, of which $79,405 and $86,806 were outstanding as of December 31, 2006 and 2007, respectively.  The Company’s reimbursement obligations under these bonds are secured by a pledge of its stock in the investee company.

Put Option

The minority interests holders of a majority-owned subsidiary of the Company have a currently exercisable put option to require the Company to complete the acquisition of this majority-owned subsidiary by purchasing their minority ownership interests for fair market value.  The put option calculates the fair market value of the subsidiary based on its current operating income before depreciation and amortization, as defined in the put option agreement.  The put option does not have a stated termination date.  At December 31, 2007, the minority interests holders’ pro rata share of the subsidiary’s fair market value is estimated to be worth between approximately $93,365 and $100,450.  Because the put is calculated at fair market value, no amounts have been accrued relative to the put option.

CONTINGENCIES

Environmental Risks

The Company is subject to liability for any environmental damage that its solid waste facilities may cause to neighboring landowners or residents, particularly as a result of the contamination of soil, groundwater or surface water, and especially drinking water, including damage resulting from conditions existing prior to the acquisition of such facilities by the Company.  The Company may also be subject to liability for any off-site environmental contamination caused by pollutants or hazardous substances whose transportation, treatment or disposal was arranged by the Company or its predecessors.  Any substantial liability for environmental damage incurred by the Company could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  As of December 31, 2007, the Company is not aware of any significant environmental liabilities.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

Legal Proceedings

The Company’s subsidiary, High Desert Solid Waste Facility, Inc. (formerly known as Rhino Solid Waste, Inc.), owns undeveloped property in Chaparral, New Mexico, for which it sought a permit to operate a municipal solid waste landfill.  After a public hearing, the New Mexico Environment Department (the “Department”) approved the permit for the facility on January 30, 2002.  Colonias Development Council (“CDC”), a nonprofit organization, opposed the permit at the public hearing and appealed the Department’s decision to the courts of New Mexico, primarily on the grounds that the Department failed to consider the social impact of the landfill on the community of Chaparral, and failed to consider regional planning issues.  On July 18, 2005, in Colonias Dev. Council v. Rhino Envtl. Servs., Inc. (In re Rhino Envtl. Servs.), 2005 NMSC 24, 117 P.3d 939, the New Mexico Supreme Court remanded the matter back to the Department to conduct a limited public hearing on certain evidence that CDC claims was wrongfully excluded from consideration by the hearing officer, and to allow the Department to reconsider the evidence already proffered concerning the impact of the landfill on the surrounding community’s quality of life.  The parties have agreed to reschedule the hearing for July 2008 to allow the Company time to explore a possible relocation of the landfill.  At December 31, 2007, the Company had $8,960 of capitalized expenditures related to this landfill development project.  If the Company is not ultimately issued a permit to operate the landfill, the Company will be required to expense in a future period the $8,960 of capitalized expenditures, less the recoverable value of the undeveloped property and other amounts recovered, which would likely have a material adverse effect on the Company’s reported income for that period.

The Company opened a municipal solid waste landfill in Harper County, Kansas in January 2006, following the issuance by the Kansas Department of Health and Environment (“KDHE”) of a final permit to operate the landfill.  On October 3, 2005, landfill opponents filed a suit (Board of Commissioners of Sumner County, Kansas, Tri-County Concerned Citizens and Dalton Holland v. Roderick Bremby, Secretary of the Kansas Department of Health and Environment, et al.) in the District Court of Shawnee County, Kansas (Case No. 05-C-1264), seeking a judicial review of the order, alleging that a site analysis prepared for the Company and submitted to the KDHE as part of the process leading to the issuance of the permit was deficient in several respects.  The action sought to stay the effectiveness of the permit and to nullify it.  On April 7, 2006, the District Court issued an order denying the plaintiffs’ request for judicial review on the grounds that they lack standing to bring the action.  The plaintiffs appealed this decision to the Kansas Court of Appeals, and on October 12, 2007, the Court of Appeals issued an opinion reversing and remanding the District Court’s decision.  The Company is appealing the decision to the Kansas Supreme Court.  While the Company believes that it will prevail in this case, a final adverse determination with respect to the permit would likely have a material adverse effect on the Company’s reported income in the future.  The Company cannot estimate the amount of any such material adverse effect.

On October 25, 2006, a purported shareholder derivative complaint captioned Travis v. Mittelstaedt, et al. was filed in the United States District Court for the Eastern District of California, naming certain of the Company’s directors and officers as defendants, and naming the Company as a nominal defendant.  On January 30, 2007, a similar purported derivative action, captioned Pierce and Banister v. Mittelstaedt, et al., was filed in the same federal court as the Travis case.  The Travis and Pierce and Banister cases have been consolidated.  The consolidated complaint in the action alleges violations of various federal and California securities laws, breach of fiduciary duty, corporate waste, and related claims in connection with the timing of certain historical stock option grants.  The consolidated complaint names as defendants certain of the Company’s current and former directors and officers, and names the Company as a nominal defendant.  On June 22, 2007, the Company and the individual defendants filed motions to dismiss the consolidated action.  The motions are pending.

On October 30, 2006, the Company was served with another purported shareholder derivative complaint, naming certain of the Company’s current and former directors and officers as defendants, and naming the Company as a nominal defendant.  The suit, captioned Nichols v. Mittelstaedt, et al. and filed in the Superior Court of California, County of Sacramento, contains allegations substantially similar to the consolidated federal action described above.  On April 3, 2007, a fourth purported derivative action, captioned Priest v. Mittelstaedt, et al., was filed in the Superior Court of California, County of Sacramento, and contains allegations substantially similar to the consolidated federal action and the Nichols suit.  The Nichols and Priest suits have been stayed pending the outcome of the consolidated federal action.  The Company has completed a review of its historical stock option granting practices, including all option grants since its initial public offering in May 1998, and reported the results of the review to the Audit Committee of its Board of Directors.  The review identified a small number of immaterial exceptions to non-cash compensation expense attributable to administrative and clerical errors.  These exceptions are not material to the Company’s current and historical financial statements, and the Audit Committee concluded that no further action was necessary.  As with any litigation proceeding, the Company cannot predict with certainty the eventual outcome of this pending litigation, nor can the Company estimate the amount of any losses that might result.

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

In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business.  Except as noted in the legal cases described above, as of December 31, 2007, there is no current proceeding or litigation involving the Company that the Company believes will have a material adverse effect on its business, financial condition, results of operations or cash flows.

Employees

At December 31, 2007, the Company employed 4,978 full-time employees, of which 381, or approximately 8% of its workforce, are employed under collective bargaining agreements primarily with the Teamsters Union.  These employees are subject to labor agreements that are subject to renegotiation periodically.  The Company does not have any collective bargaining agreements that are set to expire in 2008.

11.	STOCKHOLDERS' EQUITY

Stock Split

On February 12, 2007, the Company announced that its Board of Directors had authorized a three-for-two stock split of its common stock, in the form of a 50% stock dividend, payable to stockholders of record as of February 27, 2007.  Shares resulting from the split were issued on March 13, 2007. In connection therewith, the Company transferred $228 from retained earnings to common stock, representing the par value of additional shares issued.  As a result of the stock split, fractional shares equal to 3,040 whole shares were repurchased for $132.  All share and per share amounts for all periods presented have been adjusted to reflect the stock split.

Share Repurchase Program

The Company’s Board of Directors has authorized a common stock repurchase program for the repurchase of up to $500,000 of common stock through December 31, 2008.  Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management's discretion.  The timing and amounts of any repurchases will depend on many factors, including the Company's capital structure, the market price of the common stock and overall market conditions.  As of December 31, 2006 and 2007, the Company had repurchased 12,665,708 and 16,236,798 shares, respectively, of its common stock at a cost of $286,987 and $397,185, respectively.  As of December 31, 2007, the remaining maximum dollar value of shares available for purchase under the program was approximately $111,744.  The Company’s policy related to repurchases of its common stock is to charge any excess of cost over par value entirely to additional paid-in capital.

Common Stock

Of the 82,947,865 shares of common stock authorized but unissued as of December 31, 2007, the following shares were reserved for issuance:

Stock option plans	7,783,493
2026 Convertible Senior Notes	5,882,354
Consultant Incentive Plan	288,197
Stock purchase warrants	5,000
2002 Restricted stock plan	15,403
13,974,447

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

Restricted Stock and Stock Options

During 2002, the Company’s Board of Directors adopted the 2002 Restricted Stock Plan in which selected employees, other than officers and directors, may participate.  Restricted stock awards under the 2002 Restricted Stock Plan may or may not require a cash payment from a participant to whom an award is made.  The awards become free of the stated restrictions over periods determined at the date of the grant, subject to continuing employment, the achievement of particular performance goals and/or the satisfaction of certain vesting provisions applicable to each award of shares.  The Board of Directors authorizes the grant of any stock awards and determines the employees to whom shares are awarded, number of shares to be awarded, award period and other terms and conditions of the awards.  Unvested shares of restricted stock may be forfeited and revert to the Company if a plan participant resigns from the Company and its subsidiaries, is terminated for cause or violates the terms of any noncompetition or nonsolicitation agreements to which that plan participant is bound (if such plan participant has been terminated without cause).  A total of 213,750 shares of the Company’s common stock were reserved for issuance under the 2002 Restricted Stock Plan.  As of December 31, 2007, 10,531 shares of common stock were available for future grants of restricted stock under the 2002 Restricted Stock Plan.  The fair value of restricted stock for the years ended December 31, 2005, 2006 and 2007, was determined based on the number of shares granted and the quoted price of the Company’s common stock.

The following table summarizes activity for the 2002 Restricted Stock Plan:

	Year Ended December 31,
	2005	2006	2007
Restricted shares granted	16,125	-	-
Weighted average grant-date fair value of shares granted	$22.01	$-	$-
Total fair value of restricted shares granted	$355	$-	$-
Restricted shares becoming free of restrictions	38,975	46,346	41,263
Weighted average restriction period (in years)	3.0	-	-

In 1997, the Company’s Board of Directors adopted the 1997 Stock Option Plan in which all officers, employees, directors and consultants may participate.  Options granted under the 1997 Stock Option Plan may either be incentive stock options or nonqualified stock options, generally have a term of 10 years from the date of grant, and will vest over periods determined at the date of grant.  The exercise prices of the options are determined by the Company’s Board of Directors and, in the case of incentive stock options, will be at least 100% or 110% of the fair market value of the Company’s common stock on the date of grant as provided for in the 1997 Stock Option Plan.  The 1997 Stock Option Plan provides for the reservation of common stock for issuance thereunder equal to 7,875,000 shares.  As of December 31, 2007, options for 80,600 shares of common stock were available for future grants under the 1997 Stock Option Plan.

In 2002, the Company’s Board of Directors authorized two additional equity-based compensation plans: the 2002 Stock Option Plan and 2002 Senior Management Equity Incentive Plan.  A total of 5,625,000 shares of the Company’s common stock were reserved for future issuance under the 2002 Stock Option Plan.  Participation in the 2002 Stock Option Plan is limited to consultants and employees, other than officers and directors.  Options granted under the 2002 Stock Option Plan are nonqualified stock options and have a term of no longer than 10 years from the date they are granted.  Options generally become exercisable in installments pursuant to a vesting schedule set forth in each option agreement.  The Board of Directors authorizes the granting of options and determines the employees and consultants to whom options are to be granted, the number of shares subject to each option, the exercise price, option term, vesting schedule and other terms and conditions of the options.  A total of 6,750,000 shares of the Company’s common stock were reserved for future issuance under the 2002 Senior Management Equity Incentive Plan.  The Company’s stockholders approved the 2002 Senior Management Equity Incentive Plan on May 16, 2002.  Participation in the 2002 Senior Management Equity Incentive Plan is limited to officers and directors of the Company and its subsidiaries.  Options granted under the 2002 Senior Management Equity Incentive Plan may be either incentive stock options or nonqualified stock options and have a term of no longer than 10 years from the date they are granted.  Options generally become exercisable in installments pursuant to a vesting schedule set forth in each option agreement.  The Board of Directors authorizes the granting of options and determines the officers and directors to whom options are to be granted, the number of shares subject to each option, the exercise price, option term, vesting schedule and other terms and conditions of the options.  In the case of incentive stock options, the exercise price will be at least 100% or 110% of the fair market value of the Company’s common stock on the date of grant as provided for in the 2002 Senior Management Equity Incentive Plan.  As of December 31, 2007, options for 128,636 and 1,588,652 shares of common stock were available for future grants under the 2002 Stock Option Plan and 2002 Senior Management Equity Incentive Plan, respectively.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

In 2004, the Company’s Board of Directors authorized the 2004 Equity Incentive Plan.  On May 25, 2006, the stockholders of the Company approved the Second Amended and Restated 2004 Equity Incentive Plan.  A total of 2,775,000 shares of the Company’s common stock were reserved for future issuance under the 2004 Equity Incentive Plan, all of which may be used for grants of stock options, restricted stock, and/or restricted stock units.  Participation in the 2004 Equity Incentive Plan is limited to consultants and employees, including officers and directors.  Options granted under the 2004 Equity Incentive Plan are nonqualified stock options and have a term of no longer than five years from the date they are granted.  Restricted stock, restricted stock units, and options generally vest in installments pursuant to a vesting schedule set forth in each option or restricted stock or unit agreement.  The Board of Directors authorizes the granting of options, restricted stock and restricted stock units, and determines the employees and consultants to whom options, restricted stock, and restricted stock units are to be granted, the number of shares subject to each option, restricted stock, or restricted stock unit, the exercise price, term, vesting schedule and other terms and conditions of the options, restricted stock, or restricted stock units.  The exercise prices of the options shall not be less than the fair market value of the Company’s common stock on the date of grant.  Restricted stock awards under the plan may or may not require a cash payment from a participant to whom an award is made; restricted stock unit awards under the plan do not require any cash payment from the participant to whom an award is made.  The fair value of restricted stock units granted during the years ended December 31, 2005, 2006 and 2007, was determined based on the number of stock units granted and the quoted price of the Company’s common stock.  As of December 31, 2007, 782,020 shares of common stock were available to be issued pursuant to future awards granted under the 2004 Equity Incentive Plan.

The following table summarizes restricted stock units activity for the 2004 Equity Incentive Plan:

	Year Ended December 31,
	2005	2006	2007
Restricted stock units granted	65,250	492,000	426,802
Weighted average grant-date fair value of restricted stock units granted	$23.80	$23.37	$29.08
Total fair value of restricted stock units granted	$1,553	$11,496	$12,413
Restricted stock units becoming free of restrictions	5,910	10,283	127,005
Weighted average restriction period (in years)	5.7	4.6	4.5

On October 27, 2005, the Company’s Board of Directors accelerated the vesting of outstanding options previously awarded to employees.  As a result of the accelerated vesting of stock options in advance of the effective date of SFAS 123R, Share Based Payment, the Company incurred a non-cash charge of approximately $1,617 ($1,021 net of taxes), which was based upon the in-the-money value at the time of acceleration associated only with an estimated number of options that might have been forfeited unexercisable pursuant to their original terms, absent acceleration.

As of December 31, 2005, 2006 and 2007, a total of 8,224,401, 6,148,214 and 4,031,781 options to purchase common stock were exercisable under all stock option plans, respectively.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

A summary of the Company’s stock option activity and related information for the years ended December 31, 2005, 2006 and 2007 is presented below:

	Number of Shares (Options)	Weighted Average Exercise Price
Outstanding as of December 31, 2004	8,188,944	$14.67
Granted	2,505,188	22.07
Forfeited	(381,750)	16.39
Exercised	(2,087,981)	13.75
Outstanding as of December 31, 2005	8,224,401	17.08
Granted	518,400	23.21
Forfeited	(31,725)	23.31
Exercised	(2,061,563)	15.59
Outstanding as of December 31, 2006	6,649,513	17.99
Granted	-	-
Forfeited	(8,186)	22.73
Exercised	(2,237,618)	15.92
Outstanding as of December 31, 2007	4,403,709	19.04

The following table summarizes information about stock options outstanding as of December 31, 2007:

	Options Outstanding			Options Exercisable
Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
$ 5.00 to $11.00	205,473	$10.60	4.0	205,473	$10.60	4.0
$11.01 to $16.00	554,241	14.27	4.9	554,241	14.27	4.9
$16.01 to $20.00	1,322,710	16.63	6.1	1,322,710	16.63	6.1
$20.01 to $30.00	2,321,285	22.29	6.1	1,949,357	22.12	5.7
	4,403,709	19.04	5.8	4,031,781	18.65	5.6

The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2007 was $52,245 and $49,382, respectively.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

A summary of option activity under the foregoing stock option plans as of December 31, 2006, and changes during the year ended December 31, 2007, is presented below:

	Unvested Shares	Vested Shares	Total Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2006	501,300	6,148,213	6,649,513	$17.99
Granted	-	-	-	-
Forfeited	(3,975)	(4,211)	(8,186)	22.73
Vested	(125,397)	125,397	-	-
Exercised	-	(2,237,618)	(2,237,618)	15.92
Outstanding at December 31, 2007	371,928	4,031,781	4,403,709	19.04

The total intrinsic value of stock options exercised during the years ended December 31, 2005, 2006 and 2007, was $20,116, $20,299 and $34,951, respectively.  The total fair value of stock options vested during the years ended December 31, 2005, 2006 and 2007, was $35,300, $8 and $643, respectively.

A summary of activity related to restricted stock and restricted stock units under the 2002 Restricted Stock Plan and the 2004 Equity Incentive Plan as of December 31, 2006, and changes during the year ended December 31, 2007, is presented below:

	Unvested Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2006	568,940	$23.48
Granted	426,802	29.08
Forfeited	(22,726)	25.52
Vested	(168,268)	23.98
Outstanding at December 31, 2007	804,748	26.29

Stock Purchase Warrants

In 2002, the Company’s Board of Directors authorized the 2002 Consultant Incentive Plan, under which warrants to purchase the Company’s common stock may be issued to certain consultants to the Company.  Warrants awarded under the Consultant Incentive Plan are subject to a vesting schedule set forth in each warrant agreement.  Historically, warrants issued have been fully vested and exercisable at the date of grant.  The Board of Directors authorizes the issuance of warrants and determines the consultants to whom warrants are to be issued, the number of shares subject to each warrant, the purchase price, exercise date and period, warrant term and other terms and conditions of the warrants.  The Board reserved 450,000 shares of the Company’s common stock for future issuance under the Consultant Incentive Plan.  As of December 31, 2007, 240,216 shares of common stock were available for future grants of warrants under the 2002 Consultant Incentive Plan.  The Company issued 22,200, 15,395 and 14,137 warrants under the Consultant Incentive Plan during the years ended December 31, 2005, 2006 and 2007, respectively.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

A summary of warrant activity as of December 31, 2006, and changes during the year ended December 31, 2007 is presented below:

	Warrants	Weighted-Average Exercise Price
Outstanding at December 31, 2006	55,518	$19.08
Granted	14,137	30.82
Forfeited	-	-
Exercised	(16,674)	13.17
Outstanding at December 31, 2007	52,981	24.07

The following table summarizes information about warrants outstanding as of December 31, 2006 and 2007:

			Fair Value
			of
	Warrants		Warrants	Outstanding at December 31,
Grant Date	Issued	Exercise Price	Issued	2006	2007
February 1998	450,000	$1.78	$954	10,048	5,000
Throughout 2002	145,373	11.57 to 16.45	577	1,125	-
Throughout 2003	92,250	12.98 to 16.37	173	1,125	-
Throughout 2004	64,575	15.50 to 18.25	223	5,625	-
Throughout 2005	22,200	19.75 to 25.25	136	22,200	18,449
Throughout 2006	15,395	22.73 to 27.47	115	15,395	15,395
Throughout 2007	14,137	29.70 to 34.02	123	-	14,137
				55,518	52,981

The warrants are exercisable when granted and expire between 2008 and 2012.

Warrants issued to consultants are valued using the Black-Scholes pricing model with assumed stock price volatility and risk-free interest rates similar to those used for stock options, and with a contractual life of ten years for warrants granted before 2002 and five years for warrants granted in 2002 and forward.  Warrants issued to consultants are recorded as an element of the related cost of acquisitions or landfill development projects, based on the services provided by the consultant.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

12.	COMPREHENSIVE INCOME

Comprehensive income includes changes in the fair value of interest rate swaps that qualify for hedge accounting.  The components of other comprehensive income (loss) and related tax effects for the years ended December 31, 2005, 2006 and 2007 are as follows:

	Year Ended December 31, 2005
	Gross	Tax effect	Net of tax
Amounts reclassified into earnings	$(1,904)	$708	$(1,196)
Changes in fair value of interest rate swaps	5,194	(1,916)	3,278
	$3,290	$(1,208)	$2,082

	Year Ended December 31, 2006
	Gross	Tax effect	Net of tax
Amounts reclassified into earnings	$(6,842)	$2,599	$(4,243)
Changes in fair value of interest rate swaps	3,955	(1,602)	2,353
	$(2,887)	$997	$(1,890)

	Year Ended December 31, 2007
	Gross	Tax effect	Net of tax
Amounts reclassified into earnings	$(3,785)	$1,465	$(2,320)
Changes in fair value of interest rate swaps	(8,196)	3,159	(5,037)
	$(11,981)	$4,624	$(7,357)

The estimated net amount of the existing unrealized gains as of December 31, 2007 (based on the interest rate yield curve at that date) included in accumulated other comprehensive income expected to be reclassified into pre-tax earnings within the next 12 months is $43.  The timing of actual amounts reclassified into earnings is dependent on future movements in interest rates.

13.	INCOME TAXES

The provision for income taxes before discontinued operations for the years ended December 31, 2005, 2006 and 2007 consists of the following:

	Years Ended December 31,
	2005	2006	2007
Current:
Federal	$45,676	$18,759	$40,526
State	3,182	2,985	6,951
Deferred:
Federal	(761)	24,223	11,076
State	(31)	2,362	1,364
Provision before discontinued operations	$48,066	$48,329	$59,917

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

Significant components of deferred income tax assets and liabilities are as follows as of December 31, 2006 and 2007:

	2006	2007
Deferred income tax assets:
Accounts receivable reserves	$1,341	$1,698
Accrued expenses	8,210	9,837
Self-insurance reserves	4,291	4,619
Net operating losses from acquired subsidiaries	298	113
Equity-based compensation	1,293	2,451
Interest rate swaps	-	2,709
State taxes	-	2,369
Other	-	308
Gross deferred income tax assets	15,433	24,104
Less: Valuation allowance	-	-
Net deferred income tax assets	15,433	24,104

Deferred income tax liabilities:
Goodwill and other intangibles	(75,874)	(87,060)
Property and equipment	(116,853)	(126,725)
Landfill closure/post-closure	(11,180)	(12,523)
Interest rate swaps	(1,914)	-
Prepaid expenses	(4,990)	(6,372)
Other	(781)	-
Total deferred income tax liabilities	(211,592)	(232,680)
Net deferred income tax liability	$(196,159)	$(208,576)

As of the year ended December 31, 2007, the Company had requested written approval from the Internal Revenue Service (“IRS”) to exclude probable expansion airspace from its calculation of landfill depreciation for tax purposes.  On January 23, 2008, the Company received communication from the IRS that it was inclined to deny the request.  The Company intends to meet with the IRS in February 2008 to pursue its approval.  If the IRS approves the request, the Company would accelerate the timing of its landfill depreciation deductions, which would reduce the Company’s tax payments in the year granted by approximately $11,000.

During the years ended December 31, 2006 and 2007, the Company reduced its taxes payable by $8,209 and $15,294, respectively, as a result of the exercise of non-qualified stock options, the vesting of restricted stock and restricted stock units, and the disqualifying disposition of incentive stock options.  The excess tax benefit associated with equity-based compensation of $7,728 and $14,137 for the years ended December 31, 2006 and 2007, respectively, was recorded in additional paid-in capital.

The differences between the Company’s income tax provision as presented in the accompanying statements of income and income tax provision computed at the federal statutory rate consist of the items shown in the following table as a percentage of pre-tax income:

	Years Ended December 31,
	2005	2006	2007
Income tax provision at the statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	1.3	2.9	3.9
Other	-	0.5	(1.2)
	36.3%	38.4%	37.7%

At December 31, 2007, the Company had approximately $293 of federal and state net operating loss (“NOL”) carryforwards.  During the years ended December 31, 2006 and 2007, the Company utilized $1,741 and $481 of net operating losses to reduce current tax expense by $661 and $186, respectively.  At December 31, 2007, the federal and state NOL carryforwards have expiration dates through 2022.  While the Company expects to realize the related deferred tax assets recorded, changes in estimates of future taxable income or in tax laws may alter this expectation.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

During the year ended December 31, 2007, the Company recorded adjustments to income tax expense resulting from the reconciliation of its current and deferred income tax liability accounts, the reversal of certain tax contingencies that expired in 2007, and the reconciliation of the income tax provision to the 2006 federal and state tax returns, which were filed during 2007.  The net impact of these adjustments was a decrease in income tax expense of $2,133 for the year ended December 31, 2007.

The Company and its subsidiaries are subject to U.S. federal income tax as well as to income tax of multiple state jurisdictions.  The Company has concluded all U.S. federal income tax matters for years through 2003.  The Company’s 2004 U.S. federal income tax return was examined in 2007 by the IRS.  The examination has been concluded and no changes were made as a result of such examination.  All material state and local income tax matters have been concluded for years through 2002.

Effective January 1, 2007, the Company adopted FIN 48.  As a result of the implementation of FIN 48, the changes to the Company’s liability for uncertain tax positions was accounted for as a $2,897 adjustment to increase the beginning balance of retained earnings on the Company’s balance sheet.  At January 1 and December 31, 2007, the Company had approximately $6,702 and $6,716, respectively, of total gross unrecognized tax benefits.  Of the total gross unrecognized tax benefits at January 1, and December 31, 2007, $2,618 and $3,402, respectively, (both net of the federal benefit on state amounts) represent the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.  The Company does not anticipate the total amount of unrecognized tax benefits will significantly change by December 31, 2008.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  The Company had approximately $453 and $851 accrued for interest, net of tax, at January 1 and December 31, 2007, respectively, and no accrual for penalties at January 1 and December 31, 2007.  As such, the Company recognized, net of releases, approximately $398 for interest, net of tax, and no accrual for penalties during the year ended December 31, 2007.

A reconciliation of the change in the unrecognized tax benefits from January 1, 2007 to December 31, 2007 is as follows:

Year Ended December 31, 2007
Unrecognized tax benefits at January 1, 2007	$6,702
Gross increases – tax positions in prior periods	918
Lapse of statute of limitations	(904)
Unrecognized tax benefits at December 31, 2007	$6,716

14.	REVENUE BY SERVICE TYPE

The table below shows for the periods indicated the Company’s total reported revenues by service line and intercompany eliminations.

	Years Ended December 31,
	2005	2006	2007
Collection	$517,536	$602,762	$693,675
Disposal and transfer	227,715	259,190	298,954
Recycling and other	77,594	77,202	95,212
Total	$822,845	$939,154	$1,087,841

Intercompany elimination	$100,946	$114,800	$129,300

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

15.	NET INCOME PER SHARE INFORMATION

The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income per common share for the years ended December 31, 2005, 2006 and 2007:

	Years Ended December 31,
	2005	2006	2007
Numerator:
Net income for basic and diluted earnings per share	$83,943	$77,423	$99,081
Denominator:
Basic shares outstanding	70,050,974	68,136,126	68,238,523
Dilutive effect of 2022 Convertible Subordinated Notes	584,631	393,026	-
Dilutive effect of stock options and warrants	1,637,990	1,746,783	1,592,418
Dilutive effect of restricted stock	43,357	132,738	163,772
Diluted shares outstanding	72,316,952	70,408,673	69,994,713

The Company’s 2022 Notes were convertible, under certain circumstances, into a maximum of 8,137,002 shares of common stock until they were redeemed in May and June 2006 (see Note 9).  The 2022 Notes required (subject to certain exceptions) payment of the principal value in cash and net share settle of the conversion value in excess of the principal value of the notes upon conversion.  In accordance with EITF 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share (“EITF 04-8”), the Company has included the dilutive effect of the conversion value in excess of the principal value of the notes.

The Company’s 2026 Notes are convertible, under certain circumstances, into a maximum of 5,882,354 shares of common stock.  The 2026 Notes require (subject to certain exceptions) payment of the principal value in cash and net share settle of the conversion value in excess of the principal value of the notes upon conversion.  In accordance with EITF 04-8, these shares have not been included in the computation of diluted net income per share for the year ended December 31, 2007 because the conversion value was not in excess of the principal value of the notes.  In addition, the conversion feature of the 2026 Notes meets all the requirements of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, to be accounted for as an equity interest and not as a derivative.  Therefore, in the event the 2026 Notes become convertible, a holder electing to convert will receive a cash payment for the principal amount of the debt and net shares of the Company’s common stock equal to the value of the conversion spread, which the Company will account for as a debt repayment with no gain or loss, and the issuance of common stock will be recorded in stockholders’ equity.

Additionally, as of December 31, 2005, 2006 and 2007, the following stock options and warrants were not included in the computation of diluted net income per share because to do so would have been antidilutive:

	December 31, 2005		December 31, 2006		December 31, 2007
	Number of Shares	Exercise Price Range	Number of Shares	Exercise Price Range	Number of Shares	Exercise Price Range
Outstanding options	67,500	$34.87 to $38.06	12,000	$25.37 to $26.59	-	$-
Outstanding warrants	3,500	$37.17 to $37.87	12,338	$25.82 to $27.47	8,777	$31.09 to $34.02
	71,000		24,338		8,777

16.	EMPLOYEE BENEFIT PLANS

WCI has a voluntary savings and investment plan (the “WCI 401(k) Plan”).  The WCI 401(k) Plan is available to all eligible, non-union employees of WCI.  Under the WCI 401(k) Plan, WCI’s contributions were 50% of the first 5% of the participating employee’s base salary contributed in December 31, 2005, 2006 and 2007.  The Murrey Companies, wholly-owned subsidiaries of the Company, have a voluntary savings and investment plan (the “Murrey 401(k) Plan”).  The Murrey 401(k) Plan is available to all eligible, non-union employees of the Murrey Companies.  Under the Murrey 401(k) Plan, the Murrey Companies’ contributions are at the discretion of management.  During the years ended December 31, 2005, 2006 and 2007, total employer expenses, including employer contributions, for the WCI and Murrey 401(k) Plans were approximately $3,203, $3,497 and $4,046, respectively.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

Effective for compensation paid on and after July 1, 2004, the Company established a Deferred Compensation Plan for eligible employees, which was amended and restated effective January 1, 2008 (the “Deferred Compensation Plan”).  The Deferred Compensation Plan is a non-qualified deferred compensation program under which the eligible participants, including officers and certain employees who meet a minimum salary threshold, may voluntarily elect to defer up to 80% of their base salaries, up to 100% of their bonuses and commissions and 100% of income from restricted stock vesting.  Members of the Company’s Board of Directors are eligible to participate in the Deferred Compensation Plan with respect to their Director fees.  Although the Company periodically contributes the amount of its obligation under the plan to a trust on the benefit of the participants, the amounts of any compensation deferred under the Plan constitute an unsecured obligation of the Company to pay the participants in the future and, as such, are subject to the claims of other creditors in the event of insolvency proceedings.  Participants may elect certain future distribution dates on which all or a portion of their accounts will be paid to them in cash, including in the case of a change in control of the Company.  In addition to the amount of their contributions, the Company will pay participants a return based on the returns of various mutual funds or measurement funds selected by the participants.  The measurement funds are used only to determine the amount of return the Company pays to participants and participant funds are not actually invested in the measurement fund. The total liability for deferred compensation at December 31, 2006 and 2007 was $1,577 and $2,578, respectively.

17.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes the unaudited consolidated quarterly results of operations as reported for 2006:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$190,169	$206,970	$216,547	$210,668
Operating income	39,155	40,803	47,531	43,897
Net income	15,723	19,200	21,873	20,627
Basic income per common share	0.23	0.28	0.32	0.30
Diluted income per common share	0.22	0.27	0.31	0.29

The following table summarizes the unaudited consolidated quarterly results of operations as reported for 2007:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$218,951	$241,084	$250,775	$247,730
Operating income	46,422	53,758	57,104	49,725
Net income	22,380	25,266	28,682	22,754
Basic income per common share	0.33	0.37	0.42	0.34
Diluted income per common share	0.32	0.36	0.41	0.33

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007, at the reasonable assurance level such that information required to be disclosed in our Exchange Act reports:  (1) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our internal control over financial reporting as of December 31, 2007.  In conducting our evaluation, we used the framework set forth in the report titled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the results of our evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of our internal control over financial reporting as of December 31, 2007, has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in its report which appears in Item 8 of this Annual Report of Form 10-K.

Changes in Internal Control Over Financial Reporting

Based on an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, there has been no change to our internal control over financial reporting that occurred during the three month period ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth above in Part I under “Executive Officers of the Registrant” and in the paragraph below, the information required by Item 10 has been omitted from this report, and is incorporated by reference to the sections “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, which we will file with the Commission pursuant to Regulation 14A within 120 days after the end of our 2007 fiscal year.

We have adopted a Code of Conduct and Ethics that applies to our officers, including our principal executive officer, principal financial officer, principal accounting officer and all other officers, directors and employees.  We have also adopted Corporate Governance Guidelines to promote the effective functioning of our Board of Directors and its committees, to promote the interests of stockholders and to ensure a common set of expectations concerning how the Board, its committees and management should perform their respective functions.  Our Code of Conduct and Ethics and our Corporate Governance Guidelines are available on our website at http://www.wasteconnections.com as are the charters of our Board’s Audit, Nominating and Corporate Governance and Compensation Committees.  Information on or that can be accessed through our website is not incorporated by reference to this report.  We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendments to, or waiver from, a provision of our Code of Conduct by posting such information on our website.

Stockholders may also obtain copies of the Corporate Governance documents discussed above by contacting our Secretary at the address or phone number listed on the cover page of this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by Item 11 has been omitted from this report and is incorporated by reference to the section “Executive Compensation” in our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 has been omitted from this report and is incorporated by reference to the sections “Principal Stockholders” and “Equity Compensation Plan Information” in our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 has been omitted from this report and is incorporated by reference to the sections “Certain Relationships and Related Transactions” and “Election of Directors” in our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Item 14 has been omitted from this report and is incorporated by reference to the section “Appointment of Independent Registered Public Accounting Firm” in our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	See Index to Consolidated Financial Statements on page 42. The following Financial Statement Schedule is filed herewith on page 84 and made a part of this Report:

Schedule II - Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b)	See Exhibit Index immediately following signature pages.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Waste Connections, Inc.

By:
/s/ Ronald J. Mittelstaedt
Ronald J. Mittelstaedt
Date: February 11, 2008		Chief Executive Officer and Chairman

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

Signature		Title	Date

/s/	Ronald J. Mittelstaedt	Chief Executive Officer and Chairman
	Ronald J. Mittelstaedt	(principal executive officer)	February 11, 2008

/s/	Worthing F. Jackman	Executive Vice President and Chief Financial Officer
	Worthing F. Jackman	(principal financial officer)	February 11, 2008

/s/	David G. Eddie	Vice President – Corporate Controller
	David G. Eddie	(principal accounting officer)	February 11, 2008

/s/	Eugene V. Dupreau	Director and Regional Vice President – Western
	Eugene V. Dupreau	Region	February 11, 2008

/s/	Michael W. Harlan
	Michael W. Harlan	Director	February 11, 2008

/s/	William J. Razzouk
	William J. Razzouk	Director	February 11, 2008

/s/	Robert H. Davis
	Robert H. Davis	Director	February 11, 2008

/s/	Edward E. Guillet
	Edward E. Guillet	Director	February 11, 2008

WASTE CONNECTIONS, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2005, 2006 and 2007
(in thousands)

		Additions		Deductions
	Balance at	Charged to	Charged to	(Write-offs,
	Beginning of	Costs and	Other	Net of	Balance at End
Description	Year	Expenses	Accounts	Collections)	of Year
Allowance for Doubtful Accounts:
Year Ended December 31, 2005	$2,414	$3,220	$-	$(2,808)	$2,826
Year Ended December 31, 2006	2,826	3,664	-	(3,001)	3,489
Year Ended December 31, 2007	3,489	4,112	-	(3,214)	4,387

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on July 24, 2007)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on July 22, 2004)

4.1	Form of Common Stock Certificate (incorporated by reference to the exhibit filed with the Registrant’s Form S-1/A filed on May 6, 1998)

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

4.4	Amended and Restated Revolving Credit and Term Loan Agreement, dated as of January 12, 2006 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on January 17, 2006)

4.5
First Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of November 16, 2006 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on November 21, 2006)

4.6		Revolving Credit Agreement, dated as of September 27, 2007 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on October 3, 2007)

10.1	+	Employment Agreement between the Registrant and Eugene V. Dupreau, dated as of February 23, 1998 (incorporated by reference to the exhibit filed with the Registrant’s Form S-1 filed on March 16, 1998)

10.2	+	Form of Warrant Agreement (incorporated by reference to the exhibit filed with the Registrant’s Form S-1 filed on March 16, 1998)

10.3	+	Employment Agreement between the Registrant and James M. Little, dated as of September 13, 1999 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-K filed on March 13, 2000)

10.4	+
Second Amended Employment Agreement between the Registrant and Darrell Chambliss, dated as of June 1, 2000 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on November 14, 2000)

10.5	+	Second Amended and Restated 1997 Stock Option Plan (incorporated by reference to the exhibit filed with the Registrant’s Form S-8 filed on July 24, 2000)

10.6	+	Employment Agreement between the Registrant and Eric O. Hansen, dated as of January 1, 2001 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on May 3, 2005)

10.7	*+	2002 Senior Management Equity Incentive Plan

10.8	*+	2002 Stock Option Plan

10.9	+	Employment Agreement between the Registrant and Kenneth O. Rose, dated as of May 1, 2002 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on August 13, 2002)

Exhibit Number	Description of Exhibits

10.10	+	Employment Agreement between the Registrant and Robert D. Evans, dated as of May 10, 2002 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on August 13, 2002)

10.11	+	2002 Restricted Stock Plan (incorporated by reference to the exhibit filed with the Registrant’s Form S-8 filed on June 19, 2002)

10.12	*+	Consultant Incentive Plan

10.13	+
Employment Agreement between the Registrant and Worthing F. Jackman, dated as of April 11, 2003 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on August 13, 2003)

10.14	*+	Nonqualified Deferred Compensation Plan, amended and restated as of January 1, 2008

10.15	+
Second Amended and Restated Employment Agreement between the Registrant and Steven Bouck, dated as of October 1, 2004 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on October 22, 2004)

10.16	*+	Amended and Restated Compensation Plan for Independent Directors, dated December 7, 2007

10.17	+
Second Amended and Restated Employment Agreement between the Registrant and Ronald J. Mittelstaedt, dated as of March 1, 2004 (and as amended March 22, 2005) (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on May 3, 2005)

10.18	+
First Amended and Restated Employment Agreement between the Registrant and David M. Hall, dated as of October 1, 2005 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on October 4, 2005)

10.19	+
First Amended and Restated Employment Agreement between the Registrant and David Eddie, dated as of October 1, 2005 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on October 4, 2005)

10.20	*+	Second Amended and Restated 2004 Equity Incentive Plan

10.21	+	Form of Indemnification Agreement between the Registrant and each of its directors and officers (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on July 31, 2006)

10.22	+	Employment Agreement between Registrant and Eric M. Merrill, dated as of June 1, 2007 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on July 24, 2007)

12.1	*	Statement regarding Computation of Ratios

21.1	*	Subsidiaries of the Registrant

23.1	*	Consent of Independent Registered Public Accounting Firm

24.1		Power of Attorney (see signature page of this Annual Report on Form 10-K)

31.1	*	Certification of Chief Executive Officer

31.2	*	Certification of Chief Financial Officer

32.1	*	Certificate of Chief Executive Officer and Chief Financial Officer

* Filed herewith.
+ Management contract or compensatory plan, contract or arrangement.