Form 10-Q
period 2008-03-31
WASTE CONNECTIONS INC/DE
filed 2008-04-23
CIK 1057058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
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

As of April 11, 2008:   66,407,072 shares of common stock

WASTE CONNECTIONS, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	December 31, 2007	March 31, 2008
ASSETS
Current assets:
Cash and equivalents	$10,298	$9,505
Accounts receivable, net of allowance for doubtful accounts of $4,387 and $3,716 at December 31, 2007 and March 31, 2008, respectively	123,882	116,193
Deferred income taxes	14,732	15,552
Prepaid expenses and other current assets	21,953	15,512
Total current assets	170,865	156,762

Property and equipment, net	865,330	870,316
Goodwill	811,049	824,929
Intangible assets, net	93,957	109,376
Restricted assets	19,300	20,090
Other assets, net	21,457	21,512
	$1,981,958	$2,002,985
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$59,912	$51,194
Book overdraft	8,835	5,239
Accrued liabilities	69,578	76,185
Deferred revenue	44,074	44,343
Current portion of long-term debt and notes payable	13,315	13,473
Total current liabilities	195,714	190,434

Long-term debt and notes payable	719,518	744,514
Other long-term liabilities	38,053	45,517
Deferred income taxes	223,308	227,197
Total liabilities	1,176,593	1,207,662

Commitments and contingencies (Note 12)
Minority interests	30,220	30,751

Stockholders’ equity:
Preferred stock: $0.01 par value per share; 7,500,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.01 par value per share; 150,000,000 shares authorized; 67,052,135 and 66,397,922 shares issued and outstanding at December 31, 2007 and March 31, 2008, respectively	670	664
Additional paid-in capital	254,284	229,151
Retained earnings	524,481	547,599
Accumulated other comprehensive loss	(4,290)	(12,842)
Total stockholders’ equity	775,145	764,572
	$1,981,958	$2,002,985

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share and per share amounts)

	Three months ended March 31,
	2007	2008
Revenues	$218,951	$250,300
Operating expenses:
Cost of operations	128,869	149,132
Selling, general and administrative	23,910	27,090
Depreciation and amortization	19,590	23,223
Loss on disposal of assets	160	57
Operating income	46,422	50,798

Interest expense, net	(7,818)	(9,319)
Other income (expense), net	51	(12)
Income before income taxes and minority interests	38,655	41,467

Minority interests	(2,840)	(3,373)
Income from operations before income taxes	35,815	38,094
Income tax provision	(13,435)	(14,976)
Net income	$22,380	$23,118

Basic earnings per common share	$0.33	$0.35

Diluted earnings per common share	$0.32	$0.34

Shares used in calculating basic income per share	68,465,359	66,789,398
Shares used in calculating diluted income per share	70,583,096	68,121,953

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
Three months ended March 31, 2008
(Unaudited)
(In thousands, except share amounts)

		STOCKHOLDERS’ EQUITY
	Comprehensive Income	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
		Shares	Amount
Balances at December 31, 2007		67,052,135	$670	$254,284	$(4,290)	$524,481	$775,145
Vesting of restricted stock		198,204	2	(2)	-	-	-
Cancellation of restricted stock		(64,343)	(1)	(1,932)	-	-	(1,933)
Stock-based compensation		-	-	2,065	-	-	2,065
Exercise of stock options and warrants		253,197	3	5,121	-	-	5,124
Excess tax benefit associated with equity-based compensation		-	-	1,101	-	-	1,101
Repurchase of common stock		(1,041,271)	(10)	(31,517)	-	-	(31,527)
Issuance of common stock warrants to consultants		-	-	31	-	-	31
Amounts reclassified into earnings, net of taxes		-	-	-	483	-	483
Change in fair value of interest rate swaps, net of taxes		-	-	-	(9,035)	-	(9,035)
Net income	$23,118	-	-	-	-	23,118	23,118
Other comprehensive loss	(13,950)	-	-	-	-	-	-
Income tax effect of other comprehensive loss	5,398	-	-	-	-	-	-
Comprehensive income	$14,566	-	-	-	-	-	-
Balances at March 31, 2008		66,397,922	$664	$229,151	$(12,842)	$547,599	$764,572

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three months ended March 31,
	2007	2008
Cash flows from operating activities:
Net income	$22,380	$23,118
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of assets	160	57
Depreciation	18,558	21,827
Amortization of intangibles	1,032	1,396
Deferred income taxes, net of acquisitions	2,852	7,989
Minority interests	2,840	3,373
Amortization of debt issuance costs	482	486
Stock-based compensation	1,663	2,065
Interest income on restricted assets	(107)	(170)
Closure and post-closure accretion	253	333
Excess tax benefit associated with equity-based compensation	(2,260)	(1,101)
Net change in operating assets and liabilities, net of acquisitions	13,061	5,220
Net cash provided by operating activities	60,914	64,593

Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(35,860)	(32,327)
Capital expenditures for property and equipment	(36,147)	(24,108)
Proceeds from disposal of assets	215	301
Increase in restricted assets, net of interest income	(581)	(621)
Decrease (increase) in other assets	(517)	96
Net cash used in investing activities	(72,890)	(56,659)

Cash flows from financing activities:
Proceeds from long-term debt	21,000	80,500
Principal payments on notes payable and long-term debt	(23,616)	(57,487)
Change in book overdraft	-	(3,596)
Proceeds from option and warrant exercises	6,513	5,124
Excess tax benefit associated with equity-based compensation	2,260	1,101
Distributions to minority interest holders	(2,352)	(2,842)
Payments for repurchase of common stock	(5,414)	(31,527)
Debt issuance costs	(100)	-
Net cash used in financing activities	(1,709)	(8,727)

Net decrease in cash and equivalents	(13,685)	(793)
Cash and equivalents at beginning of period	34,949	10,298
Cash and equivalents at end of period	$21,264	$9,505

Non-cash financing activity:
Liabilities assumed and notes payable issued to sellers of businesses acquired	$6,624	$4,978

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

1.  BASIS OF PRESENTATION AND SUMMARY

The accompanying condensed consolidated financial statements relate to Waste Connections, Inc. and its subsidiaries (“WCI” or the “Company”) for the three month periods ended March 31, 2007 and 2008.  In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows and stockholders’ equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with U.S. generally accepted accounting principles.  The Company’s condensed consolidated balance sheet as of December 31, 2007 was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses.  Examples include accounting for landfills, self-insurance, income taxes, allocation of acquisition purchase price and asset impairments.  An additional area that involves estimation is when the Company estimates the amount of potential exposure it may have with respect to litigation, claims and assessments in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 5, Accounting for Contingencies. Actual results for all estimates could differ materially from the estimates and assumptions that the Company uses in the preparation of its condensed consolidated financial statements.

Interim results are not necessarily indicative of results for a full year.  The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company’s 2007 Annual Report on Form 10-K.

2.  NEW ACCOUNTING STANDARDS

SFAS 141(R).  In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”).  SFAS 141(R) will have a material impact on the Company as it establishes principles and requirements for how the Company:  (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled.  SFAS 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition.  SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

SFAS 157.  In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 applies under other existing accounting pronouncements that require or permit fair value measurements, as the FASB previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, SFAS 157 does not require any new fair value measurements.  Effective January 1, 2008, the Company adopted SFAS 157 as it relates to financial assets and liabilities.  The new disclosures required by SFAS 157 are included in Note 9.

FSP 157-2.  In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities.  Therefore, the Company has delayed application of SFAS 157 to its nonfinancial assets and nonfinancial liabilities, which include assets and liabilities acquired in connection with a business combination, goodwill, intangible assets and asset retirement obligations recognized in connection with final capping, closure and post-closure landfill obligations, until January 1, 2009.  The Company is currently evaluating the impact of SFAS 157 for nonfinancial assets and liabilities on the Company's financial position and results of operations.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

SFAS 159.  In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  SFAS 159 permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”).  A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Upfront costs and fees related to items for which the fair value option is elected are recognized in earnings as incurred and not deferred.  SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company did not adopt the fair value option permitted under this statement.

SFAS 160.  In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51 (“SFAS 160”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.  SFAS 160 also provides guidance when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company is currently evaluating the impact this statement will have on its financial position and results of operations.

SFAS 161.  In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which amends and expands the disclosure requirements of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), with the intent to provide users of financial statements with an enhanced understanding of:  (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative instruments.  This statement applies to all entities and all derivative instruments.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

3.  STOCK-BASED COMPENSATION

A summary of activity related to restricted stock and restricted stock units under the 2002 Restricted Stock Plan and the 2004 Equity Incentive Plan, as of December 31, 2007, and changes during the three month period ended March 31, 2008, is presented below:

Unvested Shares
Outstanding at December 31, 2007	804,748
Granted	375,599
Forfeited	(23,770)
Vested	(198,204)
Outstanding at March 31, 2008	958,373

The weighted average grant date fair value per share for the 375,599 shares of common stock underlying restricted stock units granted during the three month period ended March 31, 2008 was $28.91.  During the three months ended March 31, 2007 and 2008, the Company's stock-based compensation expense from restricted stock and restricted stock units was $1,499 and $1,899, respectively.

4.  LANDFILL ACCOUNTING

At March 31, 2008, the Company owned 26 landfills, and operated, but did not own, three landfills under life-of-site operating agreements and seven landfills under limited-term operating agreements.  The Company’s landfills have site costs with a net book value of $489,553 at March 31, 2008.  With the exception of two owned landfills that only accept construction and demolition waste, all landfills that the Company owns or operates are municipal solid waste landfills.  For the Company’s seven landfills operated under limited-term operating agreements, the owner of the property (generally a municipality) usually owns the permit and is generally responsible for final capping, closure and post-closure obligations.  The Company is responsible for all final capping, closure and post-closure liabilities for the three landfills that it operates under life-of-site operating agreements.

The Company performs surveys at least annually to estimate the disposal capacity at its landfills.  Many of the Company’s existing landfills have the potential for expanded disposal capacity beyond the amount currently permitted.  The Company’s landfill depletion rates are based on the remaining disposal capacity, considering both permitted and expansion airspace at the landfills it owns, and landfills it operates, but does not own, under life-of-site agreements.  Expansion airspace consists of additional disposal capacity being pursued through means of an expansion but is not actually permitted.  Expansion airspace that meets certain internal criteria is included in the estimate of total landfill airspace.  The Company’s landfill depletion rates are based on the term of the operating agreement at its operated landfills that have capitalized expenditures.

Based on remaining permitted capacity as of March 31, 2008, and projected annual disposal volumes, the average remaining landfill life for the Company’s owned landfills and landfills operated under life-of-site operating agreements is approximately 46 years.  The Company is currently seeking to expand permitted capacity at five of its owned landfills and one landfill that it operates under a life-of-site operating agreement, and considers the achievement of these expansions to be probable.  Although the Company cannot be certain that all future expansions will be permitted as designed, the average remaining life, when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume, of the Company’s owned landfills and landfills operated under life-of-site operating agreements is 52 years, with lives ranging from 2 to 206 years.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

During the three months ended March 31, 2007 and 2008, the Company expensed approximately $4,505 and $5,287, respectively, or an average of $2.55 and $2.68 per ton consumed, respectively, related to landfill depletion at owned landfills and landfills operated under life-of-site agreements.

The Company reserves for final capping, closure and post-closure maintenance obligations at the landfills it owns and landfills it operates under life-of-site operating agreements.  The Company calculates the net present value of its final capping, closure and post-closure commitments recorded in 2008 assuming a 2.5% inflation rate and a 7.5% discount rate.  The resulting final capping, closure and post-closure obligation is recorded on the balance sheet as an addition to site costs and amortized to depletion expense as the landfill’s airspace is consumed.  Interest is accreted on the recorded liability using the corresponding discount rate.  During the three months ended March 31, 2007 and 2008, the Company expensed approximately $253 and $333, respectively, or an average of $0.14 and $0.17 per ton consumed, respectively, related to final capping, closure and post-closure accretion expense.

The following is a reconciliation of the Company’s final capping, closure and post-closure liability balance from December 31, 2007 to March 31, 2008:

Final capping, closure and post-closure liability at December 31, 2007	$17,853
Adjustments to final capping, closure and post-closure liabilities	1,278
Liabilities incurred	458
Accretion expense	333
Closure payments	(251)
Final capping, closure and post-closure liability at March 31, 2008	$19,671

The Company recorded adjustments in its final capping, closure and post-closure liabilities due to revisions in cost estimates and changes in the timing of capping events at an owned landfill, partially offset by an increase in airspace at a landfill where an expansion is being pursued.  The Company performs its annual review of its cost and capacity estimates in the first quarter of each year.

At March 31, 2008, $17,865 of the Company’s restricted assets balance was for purposes of settling future final capping, closure and post-closure liabilities.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

5.  LONG-TERM DEBT

Long-term debt consists of the following:

	December 31, 2007	March 31, 2008
Revolver under Credit Facility, bearing interest ranging from 3.22% to 7.25%*	$479,000	$506,000
2026 Convertible Senior Notes, bearing interest at 3.75%	200,000	200,000
2001 Wasco Bonds, bearing interest from 7.0% to 7.25%*	11,285	10,800
California Tax-Exempt Bonds, bearing interest ranging from 1.10% to 3.44%*	33,225	33,225
Notes payable to sellers in connection with acquisitions, bearing interest at 5.5% to 7.5%*	3,994	3,165
Notes payable to third parties, bearing interest at 6.0% to 11.0%*	5,329	4,797
	732,833	757,987
Less – current portion	(13,315)	(13,473)
	$719,518	$744,514

*  Interest rates in the table above represent the range of interest rates incurred during the three month period ended March 31, 2008.

6.  ACQUISITIONS

Acquisitions are accounted for under the purchase method of accounting.  The results of operations of the acquired businesses have been included in the Company’s consolidated financial statements from their respective acquisition dates.

During the three months ended March 31, 2007, the Company acquired three non-hazardous solid waste collection, transfer and disposal businesses.  Aggregate consideration for the acquisitions consisted of $35,247 in cash (net of cash acquired), common stock warrants valued at $15 and the assumption of debt totaling $4,165.  During the three months ended March 31, 2007, the Company paid or adjusted $613 of acquisition-related liabilities accrued at December 31, 2006.

During the three months ended March 31, 2008, the Company acquired five non-hazardous solid waste collection and recycling businesses.  Aggregate consideration for the acquisitions consisted of $31,988 in cash (net of cash acquired), common stock warrants valued at $30 and the assumption of debt totaling $2,140.  During the three months ended March 31, 2008, the Company paid or adjusted $339 of acquisition-related liabilities accrued at December 31, 2007.

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

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

As of March 31, 2008, the Company had six acquisitions for which purchase price allocations were preliminary, mainly as a result of pending working capital valuations.  The Company believes the potential changes to its preliminary purchase price allocations will not have a material impact on its financial condition, results of operations or cash flows.

A summary of the purchase price allocations for acquisitions consummated in the three months ended March 31, 2007 and preliminary purchase price allocations for acquisitions consummated in the three months ended March 31, 2008 are as follows:

	2007 Acquisitions	2008 Acquisitions
Acquired Assets:
Accounts receivable	$2,988	$1,309
Prepaid expenses and other current assets	86	273
Property and equipment	27,056	4,721
Goodwill	11,058	13,879
Long-term franchise agreements and contracts	-	15,915
Other intangibles	390	869
Non-competition agreements	308	30
Assumed Liabilities:
Accounts payable	(86)	(49)
Accrued liabilities	(897)	(1,728)
Debt and long-term liabilities assumed	(4,165)	(2,140)
Deferred revenue	(1,476)	(582)
Deferred income taxes	-	(479)
Total consideration, net	$35,262	$32,018

The acquisitions completed during the three months ended March 31, 2007 and 2008, were not material to the Company's results of operations.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

7.  INTANGIBLE ASSETS

Intangible assets, exclusive of goodwill, consisted of the following at March 31, 2008:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Long-term franchise agreements and contracts	$78,173	$(10,139)	$68,034
Non-competition agreements	9,732	(4,607)	5,125
Other	17,932	(5,563)	12,369
	105,837	(20,309)	85,528
Nonamortized intangible assets:
Indefinite-lived intangible assets	23,848	-	23,848
Intangible assets, exclusive of goodwill	$129,685	$(20,309)	$109,376

The weighted-average amortization periods of long-term franchise agreements and contracts, non-competition agreements and other intangibles acquired during the three months ended March 31, 2008 are 40 years, 7 years and 7 years, respectively.

8.  NET INCOME PER SHARE INFORMATION

The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income per common share for the three months ended March 31, 2007 and 2008:

	Three Months ended March 31,
	2007	2008
Numerator:
Net income for basic and diluted earnings per share	$22,380	$23,118
Denominator:
Basic shares outstanding	68,465,359	66,789,398
Dilutive effect of stock options and warrants	1,833,779	1,189,879
Dilutive effect of restricted stock	283,958	142,676
Diluted shares outstanding	70,583,096	68,121,953

The Company’s 3.75% Convertible Senior Notes due 2026 (the “2026 Notes”) are convertible, under certain circumstances, into a maximum of 5,882,354 shares of common stock.  The 2026 Notes require (subject to certain exceptions) payment of the principal value in cash and net share settle of the conversion value in excess of the principal value of the notes upon conversion.  In accordance with EITF 04-8, these shares have not been included in the computation of diluted net income per share for the three months ended March 31, 2007 and 2008 because the conversion value was not in excess of the principal value of the notes.  In addition, the conversion feature of the 2026 Notes meets all the requirements of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, to be accounted for as an equity interest and not as a derivative.  Therefore, in the event the 2026 Notes become convertible, a holder electing to convert will receive a cash payment for the principal amount of the debt and net shares of the Company’s common stock equal to the value of the conversion spread, which the Company will account for as a debt repayment with no gain or loss, and the issuance of common stock will be recorded in stockholders’ equity.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

For the three months ended March 31, 2007 and 2008, stock options and warrants to purchase 750 and 31,702 shares of common stock, respectively, were excluded from the computation of diluted earnings per share as they were anti-dilutive.

9.     FAIR VALUE OF FINANCIAL INSTRUMENTS

As discussed in Note 2, effective January 1, 2008, the Company adopted SFAS 157 as it relates to financial assets and liabilities that are being measured and reported at fair value on a recurring basis.  Although the adoption of SFAS 157 did not materially impact its financial condition, results of operations, or cash flows, the Company is now required to provide additional disclosures as part of its financial statements.  In accordance with FSP 157-2, the Company deferred adoption of SFAS 157 as it relates to nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosure about fair value measurements.  This statement is intended to enable the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values.  The statement requires that assets and liabilities carried at fair value be classified and disclosed in a three-tier fair value hierarchy.  These tiers include:  Level 1, defined as quoted market prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; model-based valuation techniques for which all significant assumptions are observable in the market; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and Level 3, defined as unobservable inputs that are not corroborated by market data.

The Company's financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments and certain investments included in restricted assets.  The Company’s derivative instruments are pay-fixed, receive-variable interest rate swaps.  The Company’s restricted assets measured at fair value are invested in fixed-income securities.  The Company utilizes the market approach to measure fair value for both its interest rate swaps and its restricted assets measured at fair value.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

The Company’s assets and liabilities measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at March 31, 2008, were as follows:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Interest rate swap derivative instruments – liability position	$(20,949)	$-	$(20,949)
Restricted assets	$5,456	$5,456	$-

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

10.    COMPREHENSIVE INCOME

Comprehensive income includes changes in the fair value of interest rate swaps that qualify for hedge accounting.  The difference between net income and comprehensive income for the three months ended March 31, 2007 and 2008 is as follows:

	Three months ended March 31,
	2007	2008
Net income	$22,380	$23,118
Unrealized loss on interest rate swaps, net of tax benefit of $873 and $5,398 for the three months ended March 31, 2007 and 2008, respectively	(1,416)	(8,552)
Comprehensive income	$20,964	$14,566

The components of other comprehensive loss and related tax effects for the three months ended March 31, 2007 and 2008 are as follows:

	Three months ended March 31, 2007
	Gross	Tax effect	Net of tax
Amounts reclassified into earnings	$(1,421)	$550	$(871)
Changes in fair value of interest rate swaps	(868)	323	(545)
	$(2,289)	$873	$(1,416)

	Three months ended March 31, 2008
	Gross	Tax effect	Net of tax
Amounts reclassified into earnings	$788	$(305)	$483
Changes in fair value of interest rate swaps	(14,738)	5,703	(9,035)
	$(13,950)	$5,398	$(8,552)

The estimated net amount of the existing unrealized losses as of March 31, 2008 (based on the interest rate yield curve at that date) included in accumulated other comprehensive loss expected to be reclassified into pre-tax earnings within the next 12 months is $8,858.  The timing of actual amounts reclassified into earnings is dependent on future movements in interest rates.

11.   SHARE REPURCHASE PROGRAM

The Company’s Board of Directors has authorized a common stock repurchase program for the repurchase of up to $500,000 of its common stock through December 31, 2008.  Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion.  The timing and amounts of any repurchases will depend on many factors, including the Company’s capital structure, the market price of the common stock and overall market conditions.  During the three months ended March 31, 2007 and 2008, the Company repurchased 184,500 and 1,041,271 shares, respectively, of its common stock under this program at a cost of $5,282 and $31,527, respectively.  As of March 31, 2008, the remaining maximum dollar value of shares available for purchase under the program is approximately $80,217.  The Company’s policy related to repurchases of its common stock is to charge any excess of cost over par value entirely to additional paid-in capital.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

12.   COMMITMENTS AND CONTINGENCIES

The Company’s subsidiary, High Desert Solid Waste Facility, Inc. (formerly known as Rhino Solid Waste, Inc.), owns undeveloped property in Chaparral, New Mexico, for which it sought a permit to operate a municipal solid waste landfill.  After a public hearing, the New Mexico Environment Department (the “Department”) approved the permit for the facility on January 30, 2002.  Colonias Development Council (“CDC”), a nonprofit organization, opposed the permit at the public hearing and appealed the Department’s decision to the courts of New Mexico, primarily on the grounds that the Department failed to consider the social impact of the landfill on the community of Chaparral, and failed to consider regional planning issues.  On July 18, 2005, in Colonias Dev. Council v. Rhino Envtl. Servs., Inc. (In re Rhino Envtl. Servs.), 2005 NMSC 24, 117 P.3d 939, the New Mexico Supreme Court remanded the matter back to the Department to conduct a limited public hearing on certain evidence that CDC claims was wrongfully excluded from consideration by the hearing officer, and to allow the Department to reconsider the evidence already proffered concerning the impact of the landfill on the surrounding community’s quality of life.  The parties have agreed to reschedule the hearing for July 2008 to allow the Company time to explore a possible relocation of the landfill.  At March 31, 2008, the Company had $9,104 of capitalized expenditures related to this landfill development project.  If the Company is not ultimately issued a permit to operate the landfill, the Company will be required to expense in a future period the $9,104 of capitalized expenditures, less the recoverable value of the undeveloped property and other amounts recovered, which would likely have a material adverse effect on the Company’s reported income for that period.

The Company opened a municipal solid waste landfill in Harper County, Kansas in January 2006, following the issuance by the Kansas Department of Health and Environment (“KDHE”) of a final permit to operate the landfill.  On October 3, 2005, landfill opponents filed a suit (Board of Commissioners of Sumner County, Kansas, Tri-County Concerned Citizens and Dalton Holland v. Roderick Bremby, Secretary of the Kansas Department of Health and Environment, et al.) in the District Court of Shawnee County, Kansas (Case No. 05-C-1264), seeking a judicial review of the order, alleging that a site analysis prepared for the Company and submitted to the KDHE as part of the process leading to the issuance of the permit was deficient in several respects.  The action sought to stay the effectiveness of the permit and to nullify it.  On April 7, 2006, the District Court issued an order denying the plaintiffs’ request for judicial review on the grounds that they lack standing to bring the action.  The plaintiffs appealed this decision to the Kansas Court of Appeals.  Oral arguments were held on June 7, 2007, and on October 12, 2007, the Court of Appeals issued an opinion reversing and remanding the District Court's decision.  The Company appealed the decision to the Kansas Supreme Court, which granted the Company’s petition for review.  Oral arguments on the matter are scheduled for May 12, 2008.  While the Company believes that it will prevail in this case, a final adverse determination with respect to the permit would likely have a material adverse effect on the Company’s reported income in the future.  The Company cannot estimate the amount of any such material adverse effect.

On October 25, 2006, a purported shareholder derivative complaint captioned Travis v. Mittelstaedt, et al. was filed in the United States District Court for the Eastern District of California, naming certain of the Company’s directors and officers as defendants, and naming the Company as a nominal defendant.  On January 30, 2007, a similar purported derivative action, captioned Pierce and Banister v. Mittelstaedt, et al., was filed in the same federal court as the Travis case.  The Travis and Pierce and Banister cases have been consolidated.  The consolidated complaint in the action alleges violations of various federal and California securities laws, breach of fiduciary duty, waste, and related claims in connection with the timing of certain stock option grants.  The consolidated complaint names as defendants certain of the Company’s current and former directors and officers, and names the Company as a nominal defendant.  On June 22, 2007, the Company and the individual defendants filed motions to dismiss the consolidated action.  On March 19, 2008, the Court granted the Company’s motion to dismiss and provided the plaintiffs leave to file an amended consolidated complaint, which the plaintiffs filed with the Court on April 8, 2008.

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

The Company has completed a review of its historical stock option granting practices, including all option grants since its initial public offering in May 1998, and reported the results of the review to the Audit Committee of its Board of Directors.  The review identified a small number of immaterial exceptions to non-cash compensation expense attributable to administrative and clerical errors.  These exceptions are not material to the Company’s current and historical financial statements, and the Audit Committee concluded that no further action was necessary.  As with any litigation proceeding, the Company cannot predict with certainty the eventual outcome of the pending federal and state derivative litigation, nor can it estimate the amount of any losses that might result.

In the normal course of its business and as a result of the extensive governmental regulation of the solid waste industry, the Company is subject to various other judicial and administrative proceedings involving federal, state or local agencies.  In these proceedings, an agency may seek to impose fines on the Company or to revoke or deny renewal of an operating permit held by the Company.  From time to time, the Company may also be subject to actions brought by citizens’ groups or adjacent landowners or residents in connection with the permitting and licensing of landfills and transfer stations, or alleging environmental damage or violations of the permits and licenses pursuant to which the Company operates.

In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business.  Except as noted in the legal cases described above, as of March 31, 2008, there is no current proceeding or litigation involving the Company that the Company believes will have a material adverse impact on its business, financial condition, results of operations or cash flows.

13.   REVENUE BY SERVICE TYPE

The following table shows our total reported revenues by service line and intercompany eliminations:

	Three months ended March 31,
	2007	2008
Collection	$160,152	$186,161
Disposal and transfer	66,641	72,158
Recycling and other	22,224	23,960
Total	$249,017	$282,279

Intercompany elimination	$30,066	$31,979

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

Our business and operations are subject to a variety of risks and uncertainties and, consequently, actual results may differ materially from those projected by any forward-looking statements.  Factors that could cause actual results to differ from those projected include, but are not limited to, the following:  (1) we may be unable to compete effectively with larger and better capitalized companies and governmental service providers; (2) increases in the price of fuel may adversely affect our business and reduce our operating margins; (3) increases in labor and disposal and related transportation costs could impact our financial results; (4) increases in insurance costs and the amount that we self-insure for various risks could reduce our operating margins and reported earnings; (5) we depend significantly on the services of the members of our senior, regional and district management team, and the departure of any of those persons could cause our operating results to suffer; (6) our financial results are based upon estimates and assumptions that may differ from actual results; (7) efforts by labor unions could divert management attention and adversely affect operating results; (8) our results are vulnerable to economic conditions and seasonal factors affecting the regions in which we operate; (9) we may lose contracts through competitive bidding, early termination or governmental action; (10) we may be subject in the normal course of business to judicial and administrative proceedings that could interrupt our operations, require expensive remediation, result in adverse judgments or settlement and create negative publicity; (11) competition for acquisition candidates, consolidation within the waste industry and economic and market conditions may limit our ability to grow through acquisitions; (12) our growth and future financial performance depend significantly on our ability to integrate acquired businesses into our organization and operations; (13) our acquisitions may not be successful, resulting in changes in strategy, operating losses or a loss on sale of the business acquired; (14) because we depend on railroads for our intermodal operations, our operating results and financial condition are likely to be adversely affected by any reduction or deterioration in rail service; (15) our decentralized decision-making structure could allow local managers to make decisions that adversely affect our operating results; (16) we may incur additional charges related to capitalized expenditures, which would decrease our earnings; (17) each business that we acquire or have acquired may have liabilities that we fail or are unable to discover, including environmental liabilities; (18) liabilities for environmental damage may adversely affect our business and earnings; and (19) the adoption of new accounting standards or interpretations could adversely impact our financial results.

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

We are an integrated solid waste services company that provides solid waste collection, transfer, disposal and recycling services in mostly secondary markets in the Western and Southern U.S.  We also provide intermodal services for the rail haul movement of cargo containers in the Pacific Northwest through a network of five intermodal facilities.  We seek to avoid highly competitive, large urban markets and instead target markets where we can provide either solid waste services under exclusive arrangements, or markets where we can be integrated and attain high market share.  In markets where waste collection services are provided under exclusive arrangements, or where waste disposal is municipally funded or available at multiple municipal sources, we believe that controlling the waste stream by providing collection services under exclusive arrangements is often more important to our growth and profitability than owning or operating landfills.  As of March 31, 2008, we served approximately 1.5 million residential, commercial and industrial customers from a network of operations in 23 states:  Alabama, Arizona, California, Colorado, Idaho, Illinois, Iowa, Kansas, Kentucky, Minnesota, Mississippi, Montana, Nebraska, Nevada, New Mexico, Oklahoma, Oregon, South Dakota, Tennessee, Texas, Utah, Washington and Wyoming.  As of that date, we owned or operated a network of 128 solid waste collection operations, 48 transfer stations, 29 recycling operations, 34 municipal solid waste landfills and two construction and demolition landfills.

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

GENERAL

The table below shows for the periods indicated our total reported revenues attributable to services provided (dollars in thousands).

	Three months ended March 31,
	2007		2008
Collection	$160,152	64.3%	$186,161	65.9%
Disposal and transfer	66,641	26.8	72,158	25.6
Recycling and other	22,224	8.9	23,960	8.5
Total	$249,017	100.0%	$282,279	100.0%

Intercompany elimination	$30,066		$31,979

The disposal tonnage that we received in the three months ended March 31, 2007 and 2008, at all of our landfills during the respective period, is shown below (tons in thousands):

	Three months ended March 31,
	2007		2008
	Number of Sites	Total Tons	Number of Sites	Total Tons
Owned landfills and landfills operated under life-of-site agreements	28	1,769	29	1,972
Operated landfills	8	245	7	222
	36	2,014	36	2,194

NEW ACCOUNTING PRONOUNCEMENTS

For a description of the new accounting standards that affect us, see Note 2 to our Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2008

The following table sets forth items in our condensed consolidated statements of income as a percentage of revenues for the periods indicated.

	Three months ended March 31,
	2007	2008
Revenues	100.0%	100.0%
Cost of operations	58.9	59.6
Selling, general and administrative	10.9	10.8
Depreciation and amortization	8.9	9.3
Loss on disposal of assets	0.1	-
Operating income	21.2	20.3

Interest expense, net	(3.5)	(3.7)
Other income (expense)	-	-
Minority interests	(1.3)	(1.4)
Income tax expense	(6.2)	(6.0)
Net income	10.2%	9.2%

Revenues.  Total revenues increased $31.3 million, or 14.3%, to $250.3 million for the three months ended March 31, 2008, from $219.0 million for the three months ended March 31, 2007.  Acquisitions closed during, or subsequent to, the three months ended March 31, 2007, increased revenues by approximately $13.6 million.  During the three months ended March 31, 2008, increased prices charged to our customers, increased volume in our existing business, and revenues generated from a long-term contract that commenced in March 2007 resulted in net revenue increases of approximately $11.6 million, $1.5 million and $3.4 million, respectively.  Increased recyclable commodity prices and volume during the three months ended March 31, 2008, increased revenues by $2.2 million.  Other revenues decreased by $1.0 million during the three months ended March 31, 2008.

Cost of Operations.  Total cost of operations increased $20.2 million, or 15.7%, to $149.1 million for the three months ended March 31, 2008, from $128.9 million for the three months ended March 31, 2007.  The increase was attributable to operating costs associated with acquisitions closed during, or subsequent to, the three months ended March 31, 2007, operating costs incurred to support a long-term contract that commenced in March 2007, increased diesel fuel expense resulting from higher fuel costs, increased labor expenses resulting from employee pay rate increases, increased employee medical benefit expenses resulting from an increase in medical claims cost and severity, increased franchise taxes, landfill taxes and third party trucking expenses and increased disposal expenses resulting from higher disposal volumes, partially offset by a decrease in auto and workers’ compensation claims under our high deductible insurance program. Our auto and workers’ compensation insurance claims expense was adversely impacted during the three months ended March 31, 2007 as a result of an increase in actuarially projected losses on certain open claims.

Cost of operations as a percentage of revenues increased 0.7 percentage points to 59.6% for the three months ended March 31, 2008, from 58.9% for the three months ended March 31, 2007.  The increase as a percentage of revenues was primarily attributable to increased diesel fuel expense, operating costs associated with acquisitions closed during, or subsequent to, the three months ended March 31, 2007, a long-term contract that commenced in March 2007, which had operating margins below our company average and increased employee medical benefit expense, partially offset by leveraging existing personnel to support increased collection and disposal volumes, decreased auto and workers’ compensation insurance claims expense, and increased prices charged to our customers being higher, on a percentage basis, than the majority of expense increases recognized subsequent to March 31, 2007.

SG&A.  SG&A expenses increased $3.2 million, or 13.3%, to $27.1 million for the three months ended March 31, 2008, from $23.9 million for the three months ended March 31, 2007.  The increases in SG&A expenses were primarily the result of additional personnel from acquisitions closed during, or subsequent to, the three months ended March 31, 2007, SG&A costs incurred to support a long-term contract that commenced in March 2007, increased payroll expense due to increased headcount to support our base operations, increased equity compensation expense, cash compensation increases and increased bonus compensation expense based on the results of operations during the three months ended March 31, 2008, partially offset by decreased bad debt expense, professional fees and payroll tax expense on exercised stock options.

SG&A expenses as a percentage of revenues decreased 0.1 percentage points to 10.8% for the three months ended March 31, 2008, from 10.9% for the three months ended March 31, 2007. The decrease as a percentage of revenue was primarily attributable to the aforementioned decreases in bad debt expense, professional fees and payroll tax expense, partially offset by increased equity compensation expense and increased bonus compensation expense.

Depreciation and Amortization.  Depreciation and amortization expense increased $3.6 million, or 18.5%, to $23.2 million for the three months ended March 31, 2008, from $19.6 million for the three months ended March 31, 2007.  The increase was primarily attributable to depreciation and amortization associated with acquisitions closed during, or subsequent to, the three months ended March 31, 2007, additions to our fleet and equipment purchased to support increases in collection and landfill volumes, higher landfill depletion expense due to increased disposal volumes at our landfills and increased landfill construction and closure costs, and depreciation expense resulting from facilities, fleet and equipment purchased to support a long-term contract that commenced in March 2007.

Depreciation and amortization expense as a percentage of revenues increased 0.4 percentage points to 9.3% for the three months ended March 31, 2008, from 8.9% for the three months ended March 31, 2007.  The increase in depreciation and amortization expense as a percentage of revenues for the three months ended March 31, 2008 was the result of amortization expense associated with intangible assets acquired during, or subsequent to, the three months ended March 31, 2007, fleet and equipment purchased to support a long-term contract that commenced in March 2007, and increased landfill depletion expense.

Operating Income.  Operating income increased $4.4 million, or 9.4%, to $50.8 million for the three months ended March 31, 2008, from $46.4 million for the three months ended March 31, 2007.  The increase was primarily attributable to increased revenues, offset by increased operating costs, increased SG&A expenses to support the revenue growth and increased depreciation and amortization expenses.

Operating income as a percentage of revenues decreased 0.9 percentage points to 20.3% for the three months ended March 31, 2008, from 21.2% for the three months ended March 31, 2007.  The decrease as a percentage of revenues was due to the previously described percentage of revenue increases in cost of operations and depreciation and amortization expense, partially offset by decreased SG&A expense.

Interest Expense.  Interest expense increased $1.5 million, or 19.2%, to $9.3 million for the three months ended March 31, 2008, from $7.8 million for the three months ended March 31, 2007.  The increase was attributable to higher average borrowing rates on our credit facility and higher average debt balances.  The higher average borrowing rates on our credit facility were the result of the expiration in the first quarter of 2007 of $250.0 million of interest rate swap agreements with a weighted-average fixed borrowing cost of 2.55%, plus applicable margin.  Upon the expiration of these interest rate swaps, we entered into $250.0 million of new interest rate swaps with a weighted-average fixed borrowing cost of 4.33%, plus applicable margin.

Minority Interests.  Minority interests increased $0.6 million, or 18.8%, to $3.4 million for the three months ended March 31, 2008, from $2.8 million for the three months ended March 31, 2007.  The increase in minority interests was due to increased earnings by our majority-owned subsidiaries.

Income Tax Provision.  Income taxes increased $1.6 million, or 11.5%, to $15.0 million for the three months ended March 31, 2008, from $13.4 million for the three months ended March 31, 2007.

Our effective tax rates for the three months ended March 31, 2007 and 2008, were 37.5% and 39.3%, respectively.  During the three months ended March 31, 2007, we recorded adjustments to income tax expense resulting from the reconciliation of our current and deferred income tax liability accounts and changes to the geographical apportionment of our state income taxes.  The net impact of these adjustments was a decrease in the effective tax rate of 1.0 percentage points.  During the three months ended March 31, 2008, changes to the geographical apportionment of our state income taxes resulted in an increase in the effective tax rate of 0.6 percentage points.

There have been no significant changes to our unrecognized tax benefits for the three months ended March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Our business is capital intensive.  Our capital requirements include acquisitions and fixed asset purchases.  We expect that we will also make capital expenditures for landfill cell construction, landfill closure activities and intermodal facility construction in the future.  We plan to meet our capital needs through various financing sources, including internally generated funds, and debt and equity financings.

As of March 31, 2008, we had a working capital deficit of $33.7 million, including cash and equivalents of $9.5 million.  Our working capital deficit increased $8.9 million from a working capital deficit of $24.8 million at December 31, 2007.  Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements to reduce our indebtedness under our credit facility and to minimize our cash balances.  The decrease in our working capital position from December 31, 2007, to March 31, 2008, resulted primarily from a decrease in our accounts receivable and prepaid expenses, partially offset by a decrease in current liabilities.  For additional information regarding the changes in our cash balances, see the Condensed Consolidated Statements of Cash Flows in Part I, Item 1 of this Quarterly Report on Form 10-Q.

For the three months ended March 31, 2008, net cash provided by operating activities was $64.6 million, including $5.2 million provided by working capital for the period.  The primary components of the reconciliation of net income to net cash provided by operating activities for the three months ended March 31, 2008, consist of $23.2 million of depreciation and amortization, $8.0 million in deferred income taxes, $3.4 million of minority interests expense, $2.1 million of stock compensation expense and $0.5 million of debt issuance cost amortization, less $1.1 million of excess tax benefit associated with equity-based compensation reclassified to cash flows from financing activities.

For the three months ended March 31, 2007, net cash provided by operating activities was $60.9 million, including $13.1 million provided by working capital for the period.  The primary components of the reconciliation of net income to net cash provided by operating activities for the three months ended March 31, 2007, consist of $19.6 million of depreciation and amortization, $2.9 million in deferred income taxes, $2.8 million of minority interests expense, $1.7 million of stock compensation expense and $0.5 million of debt issuance cost amortization, less $2.3 million of excess tax benefit from equity-based compensation reclassified to cash flows from financing activities.

For the three months ended March 31, 2008, net cash used in investing activities was $56.7 million.  Of this amount, $32.3 million was used to fund the cash portion of acquisitions and to pay a portion of acquisition costs that were included as a component of accrued liabilities at December 31, 2007.  Cash used for capital expenditures was $24.1 million, which was primarily for investments in fixed assets, consisting of trucks, containers, other equipment and landfill development.  The decrease in capital expenditures of $12.0 million for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, is due primarily to capital expenditures incurred during the three months ended March 31, 2007 associated with a new long-term contract in California.

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

For the three months ended March 31, 2008, net cash used in financing activities was $8.7 million, which included $5.1 million of proceeds from stock option and warrant exercises, $1.1 million of excess tax benefit associated with equity-based compensation, and $23.0 million of net proceeds under our various debt arrangements, less a $3.6 million change in book overdraft, $2.8 million of cash distributions to minority interest holders, and $31.5 million of repurchases of our common stock.

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

We made $24.1 million in capital expenditures during the three months ended March 31, 2008.  We expect to make capital expenditures of approximately $110.0 million in 2008 in connection with our existing business.  We intend to fund our planned 2008 capital expenditures principally through existing cash, internally generated funds, and borrowings under our existing credit facility.  In addition, we may make substantial additional capital expenditures in acquiring solid waste collection and disposal businesses.  If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity.  We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities.  We believe that our credit facility and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future.

As of March 31, 2008, we had $506.0 million outstanding under our credit facility, exclusive of outstanding stand-by letters of credit of $68.3 million.  As of March 31, 2008, we were in compliance with all applicable covenants in our credit facility.

As of March 31, 2008, we had the following contractual obligations (in thousands):

	Payments Due by Period
Recorded Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years
Long-term debt	$757,987	$13,473	$6,387	$709,698	$28,429

Long-term debt payments include:

(1)
$506.0 million in principal payments due in 2012 related to our credit facility.  Our credit facility bears interest, at our option, at either the base rate plus the applicable base rate margin (approximately 5.25% at March 31, 2008) on base rate loans, or the Eurodollar rate plus the applicable Eurodollar margin (approximately 3.33% at March 31, 2008) on Eurodollar loans.  As of March 31, 2008, our credit facility allowed us to borrow up to $800.0 million.

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

(3)
$10.8 million in principal payments related to our 2001 Wasco bonds.  Our 2001 Wasco bonds consist of $2.3 million of bonds that bear interest at a rate of 7.0% and mature on March 1, 2012, and $8.5 million of bonds that bear interest at a rate of 7.25% and mature on March 1, 2021.

(4)
$33.2 million in principal payments related to our California tax-exempt bonds.  Our California tax-exempt bonds bear interest at variable rates (2.22% at March 31, 2008) and have maturity dates ranging from 2008 to 2018.

(5)
$3.2 million in principal payments related to our notes payable to sellers.  Our notes payable to sellers bear interest at rates between 5.5% and 7.5% at March 31, 2008, and have maturity dates ranging from 2009 to 2036.

(6)
$4.8 million in principal payments related to our notes payable to third parties.  Our notes payable to third parties bear interest at rates between 6.0% and 11.0% at March 31, 2008, and have maturity dates ranging from 2008 to 2010.

The total liability for uncertain tax positions under FASB Interpretation No. 48 at March 31, 2008 is approximately $7 million.  We are not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, we do not expect a significant payment related to these obligations within the next year.

	Amount of Commitment Expiration Per Period
	(amounts in thousands)
Unrecorded Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years
Operating leases(1)	$69,760	$7,294	$15,036	$13,136	$34,294

(1)  We are party to operating lease agreements.  These lease agreements are established in the ordinary course of our business and are designed to provide us with access to facilities at competitive, market-driven prices.  These arrangements have not materially affected our financial position, results of operations or liquidity during the three months ended March 31, 2008, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

We have obtained stand-by letters of credit and financial surety bonds, primarily to support our financial assurance needs and landfill operations.  We provided customers and various regulatory authorities with surety bonds in the aggregate amounts of approximately $164.3 million and $163.6 million at December 31, 2007 and March 31, 2008, respectively.  These arrangements have not materially affected our financial position, results of operations or liquidity during the three months ended March 31, 2008, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

The minority interests holders of a majority-owned subsidiary of ours have a currently exercisable put option to require us to complete the acquisition of this majority-owned subsidiary by purchasing their minority ownership interests for fair market value.  The put option calculates the fair market value of the subsidiary based on its current operating income before depreciation and amortization, as defined in the put option agreement. The put option does not have a stated termination date.  At March 31, 2008, the minority interests holders' pro rata share of the subsidiary's fair market value is estimated to be worth between $93 million and $100 million.  Because the put is calculated at fair market value, no amounts have been accrued relative to the put option.  In the event the minority interests holders elect to exercise the put option, we intend to fund the transaction using borrowings from our credit facility.

From time to time, we evaluate our existing operations and their strategic importance to us.  If we determine that a given operating unit does not have future strategic importance, we may sell or otherwise dispose of those operations.  Although we believe our operations would not be impaired by such dispositions, we could incur losses on them.

FREE CASH FLOW

We are providing free cash flow, a non-GAAP financial measure, because it is widely used by investors as a valuation and liquidity measure in the solid waste industry.  This measure should be used in conjunction with GAAP financial measures.  Management uses free cash flow as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations.  We define free cash flow as net cash provided by operating activities plus proceeds from disposal of assets and excess tax benefit associated with equity-based compensation, plus or minus change in book overdraft, less capital expenditures for property and equipment and distributions to minority interest holders.  Other companies may calculate free cash flow differently.  Our free cash flow for the three months ended March 31, 2007 and 2008, is calculated as follows (amounts in thousands):

	Three months ended March 31,
	2007	2008
Net cash provided by operating activities	$60,914	$64,593
Change in book overdraft	-	(3,596)
Plus: Proceeds from disposal of assets	215	301
Plus: Excess tax benefit associated with equity-based compensation	2,260	1,101
Less: Capital expenditures for property and equipment	(36,147)	(24,108)
Less: Distributions to minority interest holders	(2,352)	(2,842)
Free cash flow	$24,890	$35,449

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

At March 31, 2008, our derivative instruments consisted of nine interest rate swap agreements that effectively fix the interest rate on the applicable notional amounts of our variable rate debt as follows (dollars in thousands):

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

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our market risk sensitive hedge positions and all other debt.  Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions.  Actual market movements may vary significantly from our assumptions.  Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements.  We are exposed to cash flow risk due to changes in interest rates with respect to the unhedged floating rate balances owed at December 31, 2007, and March 31, 2008, of $114.8 million and $141.5 million, respectively, including floating rate debt under our credit facility, various floating rate notes payable to third parties and floating rate municipal bond obligations.  A one percent increase in interest rates on our variable-rate debt as of December 31, 2007, and March 31, 2008, would decrease our annual pre-tax income by approximately $1.1 million and $1.4 million, respectively.  All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations.

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

We market a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals.  We own and operate 29 recycling processing operations and sell other collected recyclable materials to third parties for processing before resale.  Certain of our municipal recycling contracts in the state of Washington specify benchmark resale prices for recycled commodities.  If the prices we actually receive for the processed recycled commodities collected under the contract exceed the prices specified in the contract, we share the excess with the municipality, after recovering any previous shortfalls resulting from actual market prices falling below the prices specified in the contract.  To reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties.  In the event of a decline in recycled commodity prices, a 10% decrease in average recycled commodity prices from the prices that were in effect at March 31, 2007 and 2008, would have resulted in a decrease in revenues of $0.9 million and $1.1 million, respectively, for the three months ended March 31, 2007 and 2008.

Item 4.     Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of the end of the fiscal quarter covered by this quarterly report on Form 10-Q.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2008, that our disclosure controls and procedures were effective at the reasonable assurance level such that information required to be disclosed in our Exchange Act reports:  (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2008, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

No material developments have occurred in the legal proceeding involving Colonias Dev. Council v. Rhino Envtl. Servs., Inc. (In re Rhino Envtl. Servs.) described in our annual report on Form 10-K for the fiscal year ended December 31, 2007.  Refer to Note 12 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q for a description of this legal proceeding.

No material developments have occurred in the legal proceeding involving Board of Commissioners of Sumner County, Kansas, Tri-County Concerned Citizens and Dalton Holland v. Roderick Bremby, Secretary of the Kansas Department of Health and Environment, et al. described in our annual report on Form 10-K for the fiscal year ended December 31, 2007, except that the Kansas Supreme Court granted our petition for review and oral arguments on the matter have been scheduled for May 12, 2008.  Refer to Note 12 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q for a description of this legal proceeding.

No material developments have occurred in the purported derivative actions captioned Travis v. Mittelstaedt, et al. and Pierce and Banister v. Mittelstaedt, et al., described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, except that on March 19, 2008, the Court granted our motion to dismiss and provided plaintiffs leave to file an amended consolidated complaint, which the plaintiffs filed with the Court on April 8, 2008.  No material developments have occurred in the purported derivative actions captioned Nichols v. Mittelstaedt, et al. and Priest v. Mittelstaedt, et al., described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  Refer to Note 12 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q for a description of these legal proceedings.

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

In addition, we are a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business.  Except as noted in the legal cases described above, and in Note 12 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q, as of March 31, 2008, there is no current proceeding or litigation involving us that we believe will have a material adverse impact on our business, financial condition, results of operations or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On May 3, 2004, we announced that our Board of Directors authorized a common stock repurchase program for the repurchase of up to $200 million of our common stock over a two-year period.  On July 25, 2005 and again on October 23, 2006, we announced that our Board of Directors approved an increase in, and extension of, the common stock repurchase program.  We are now authorized to purchase up to $500 million of our common stock through December 31, 2008.  Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management's discretion.  The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of our common stock and overall market conditions.  As of March 31, 2008, we have repurchased 17.3 million shares of our common stock at a cost of $428.7 million, $419.8 million of which was under the program.  The table below reflects repurchases we have made for the three months ended March 31, 2008 (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
1/1/08 – 1/31/08	-	$-	-	$111,744
2/1/08 – 2/29/08	936,573	30.36	936,573	83,312
3/1/08 – 3/31/08	104,698	29.56	104,698	80,217
	1,041,271	30.28	1,041,271

(1)	This amount represents the weighted average price paid per common share. This price includes a per share commission paid for all repurchases.

Item 6.	Exhibits

See Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASTE CONNECTIONS, INC.

Date: April 23, 2008	BY:	/s/ Ronald J. Mittelstaedt
Ronald J. Mittelstaedt,
Chief Executive Officer

Date: April 23, 2008	BY:	/s/ Worthing F. Jackman
Worthing F. Jackman,
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibits
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the exhibit filed with the Registrant's Form 10-Q filed on July 24, 2007)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on July 22, 2004)

10.1 +	Employment Agreement between the Registrant and Patrick J. Shea, dated as of February 1, 2008

10.2 +	Consultant Incentive Plan

10.3 +	Nonqualified Deferred Compensation Plan, amended and restated as of January 1, 2008 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-K filed on February 11, 2008)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350

+ Management contract or compensatory plan, contract or arrangement.