Form 10-Q
period 2008-06-30
WASTE CONNECTIONS INC/DE
filed 2008-07-30
CIK 1057058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

As of July 11, 2008:          66,540,160 shares of common stock

WASTE CONNECTIONS, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	December 31, 2007	June 30, 2008
ASSETS
Current assets:
Cash and equivalents	$10,298	$10,645
Accounts receivable, net of allowance for doubtful accounts of $4,387 and $3,603 at December 31, 2007 and June 30, 2008, respectively	123,882	127,112
Deferred income taxes	14,732	16,591
Prepaid expenses and other current assets	21,953	18,285
Total current assets	170,865	172,633

Property and equipment, net	865,330	873,035
Goodwill	811,049	824,969
Intangible assets, net	93,957	108,096
Restricted assets	19,300	20,486
Other assets, net	21,457	21,380
	$1,981,958	$2,020,599
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$59,912	$63,311
Book overdraft	8,835	9,157
Accrued liabilities	69,578	76,734
Deferred revenue	44,074	46,764
Current portion of long-term debt and notes payable	13,315	13,481
Total current liabilities	195,714	209,447

Long-term debt and notes payable	719,518	701,100
Other long-term liabilities	38,053	36,817
Deferred income taxes	223,308	238,649
Total liabilities	1,176,593	1,186,013

Commitments and contingencies (Note 12)
Minority interests	30,220	31,372

Stockholders’ equity:
Preferred stock: $0.01 par value per share; 7,500,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.01 par value per share; 150,000,000 shares authorized; 67,052,135 and 66,540,160 shares issued and outstanding at December 31, 2007 and June 30, 2008, respectively	670	665
Additional paid-in capital	254,284	234,218
Retained earnings	524,481	573,833
Accumulated other comprehensive loss	(4,290)	(5,502)
Total stockholders’ equity	775,145	803,214
	$1,981,958	$2,020,599

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
Revenues	$241,084	$267,033	$460,035	$517,333
Operating expenses:
Cost of operations	141,574	159,862	270,443	308,994
Selling, general and administrative	24,790	27,065	48,700	54,155
Depreciation and amortization	20,930	24,065	40,520	47,288
Loss on disposal of assets	32	451	192	508
Operating income	53,758	55,590	100,180	106,388

Interest expense, net	(8,295)	(8,920)	(16,113)	(18,240)
Other income, net	365	345	417	333
Income before income taxes and minority interests	45,828	47,015	84,484	88,481
Minority interests	(4,130)	(3,807)	(6,970)	(7,179)
Income from operations before income taxes	41,698	43,208	77,514	81,302
Income tax provision	(16,432)	(16,974)	(29,868)	(31,950)
Net income	$25,266	$26,234	$47,646	$49,352

Basic earnings per common share	$0.37	$0.39	$0.70	$0.74

Diluted earnings per common share	$0.36	$0.39	$0.67	$0.73

Shares used in calculating basic income per share	68,592,474	66,468,457	68,529,546	66,628,927
Shares used in calculating diluted income per share	70,625,086	67,842,845	70,606,846	67,982,399

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
Six months ended June 30, 2008
(Unaudited)
(In thousands, except share amounts)

		STOCKHOLDERS’ EQUITY
	Comprehensive Income	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
		Shares	Amount
Balances at December 31, 2007		67,052,135	$670	$254,284	$(4,290)	$524,481	$775,145
Vesting of restricted stock		204,728	2	(2)	-	-	-
Cancellation of restricted stock		(66,475)	(1)	(2,001)	-	-	(2,002)
Stock-based compensation		-	-	3,956	-	-	3,956
Exercise of stock options and warrants		391,043	4	7,539	-	-	7,543
Excess tax benefit associated with equity-based compensation		-	-	1,928	-	-	1,928
Repurchase of common stock		(1,041,271)	(10)	(31,517)	-	-	(31,527)
Issuance of common stock warrants to consultants		-	-	31	-	-	31
Amounts reclassified into earnings, net of taxes		-	-	-	1,623	-	1,623
Change in fair value of interest rate swaps, net of taxes		-	-	-	(2,835)	-	(2,835)
Net income	$49,352	-	-	-	-	49,352	49,352
Other comprehensive loss	(1,977)	-	-	-	-	-	-
Income tax effect of other comprehensive loss	765	-	-	-	-	-	-
Comprehensive income	$48,140	-	-	-	-	-	-
Balances at June 30, 2008		66,540,160	$665	$234,218	$(5,502)	$573,833	$803,214

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six months ended June 30,
	2007	2008
Cash flows from operating activities:
Net income	$47,646	$49,352
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of assets	192	508
Depreciation	38,459	44,474
Amortization of intangibles	2,061	2,814
Deferred income taxes, net of acquisitions	3,741	13,769
Minority interests	6,970	7,179
Amortization of debt issuance costs	961	970
Stock-based compensation	3,134	3,956
Interest income on restricted assets	(261)	(287)
Closure and post-closure accretion	522	729
Excess tax benefit associated with equity-based compensation	(8,534)	(1,928)
Net change in operating assets and liabilities, net of acquisitions	12,387	8,391
Net cash provided by operating activities	107,278	129,927

Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(40,591)	(33,437)
Capital expenditures for property and equipment	(64,509)	(48,323)
Proceeds from disposal of assets	559	1,366
Increase in restricted assets, net of interest income	(750)	(900)
Decrease (increase) in other assets	(485)	112
Net cash used in investing activities	(105,776)	(81,182)

Cash flows from financing activities:
Proceeds from long-term debt	42,000	90,500
Principal payments on notes payable and long-term debt	(45,668)	(111,046)
Change in book overdraft	5,838	322
Proceeds from option and warrant exercises	21,082	7,543
Excess tax benefit associated with equity-based compensation	8,534	1,928
Distributions to minority interest holders	(6,272)	(6,027)
Payments for repurchase of common stock	(51,894)	(31,527)
Debt issuance costs	(100)	(91)
Net cash used in financing activities	(26,480)	(48,398)

Net increase (decrease) in cash and equivalents	(24,978)	347
Cash and equivalents at beginning of period	34,949	10,298
Cash and equivalents at end of period	$9,971	$10,645

Non-cash financing activity:
Liabilities assumed and notes payable issued to sellers of businesses acquired	$8,738	$4,965

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

1.       BASIS OF PRESENTATION AND SUMMARY

The accompanying condensed consolidated financial statements relate to Waste Connections, Inc. and its subsidiaries (“WCI” or the “Company”) for the six month periods ended June 30, 2007 and 2008.  In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows and stockholders’ equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with U.S. generally accepted accounting principles (“GAAP”).  The Company’s condensed consolidated balance sheet as of December 31, 2007 was derived from audited financial statements, but does not include all disclosures required by GAAP.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses.  Examples include accounting for landfills, self-insurance, income taxes, allocation of acquisition purchase price and asset impairments.  An additional area that involves estimation is when the Company estimates the amount of potential exposure it may have with respect to litigation, claims and assessments in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 5, Accounting for Contingencies. Actual results for all estimates could differ materially from the estimates and assumptions that the Company uses in the preparation of its condensed consolidated financial statements.

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

SFAS 157.  In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements.  SFAS 157 applies under other existing accounting pronouncements that require or permit fair value measurements, as the FASB previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, SFAS 157 does not require any new fair value measurements.  Effective January 1, 2008, the Company adopted SFAS 157 as it relates to financial assets and liabilities.  The new disclosures required by SFAS 157 are included in Note 9.

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

SFAS 161.  In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 161”), which amends and expands the disclosure requirements of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), with the intent to provide users of financial statements with an enhanced understanding of:  (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative instruments.  This statement applies to all entities and all derivative instruments.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

FSP No. APB 14-1.  In May 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP No. APB 14-1”).  FSP No. APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS 133.  FSP No. APB 14-1 specifies that issuers of convertible debt instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  FSP No. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  FSP No. APB 14-1 shall be applied retrospectively to all periods presented.  The cumulative effect of the change in accounting principle on periods prior to those presented shall be recognized as of the beginning of the first period presented.  An offsetting adjustment shall be made to the opening balance of retained earnings for that period, presented separately.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

The adoption of FSP No. APB 14-1 will not affect the Company’s cash flows; however, it will impact the Company’s results of operations by increasing interest expense associated with the Company’s 3.75% Convertible Senior Notes due 2026 (“2026 Notes”) by adding a non-cash component to amortize a debt discount calculated based on the difference between the cash coupon of the convertible debt instrument and the estimated non-convertible debt borrowing rate.  The 2026 Notes were issued in March 2006 and bear interest at a rate of 3.75% per annum.  At the date of issuance, the Company’s borrowing rate for similar debt instruments with no conversion rights was estimated at 6.5% per annum.  The adoption of FSP No. APB 14-1 will require the Company to record a debt discount, which will be amortized to interest expense through April 1, 2011, representing the first date on which holders of the 2026 Notes may require the Company to repurchase all or a portion of their notes.  Upon the adoption of FSP No. APB 14-1, the annual decrease to net income as a result of amortizing the non-cash debt discount, net of the expected income tax benefit, will be as follows:

Year ended December 31, 2006	$1,800
Year ended December 31, 2007	$2,500
Year ended December 31, 2008	$2,600
Year ended December 31, 2009	$2,800
Year ended December 31, 2010	$3,000
Year ended December 31, 2011	$800

Upon conversion of a convertible debt instrument, the Company must allocate the fair value of the consideration transferred and any transaction costs incurred between the equity and liability components.  This is done by first allocating to the liability component an amount equal to the fair value of the liability component immediately prior to its conversion, with the residual consideration allocated to the equity component.  Any gain or loss equal to the difference between the consideration allocated to the liability component and the carrying value of the liability component, including any unamortized debt discount or issuance costs, is recorded in earnings.

FSP No. FAS 142-3.  In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).  The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. generally accepted accounting principles.  FSP FAS 142-3 requires an entity to disclose information for a recognized intangible asset that enables users of the financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement.  FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Company does not expect the adoption of FSP FAS 142-3 to have a material impact on the Company’s financial position or results of operations.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

3.       STOCK-BASED COMPENSATION

A summary of activity related to restricted stock and restricted stock units under the 2002 Restricted Stock Plan and the Second Amended and Restated 2004 Equity Incentive Plan, as of December 31, 2007, and changes during the six month period ended June 30, 2008, is presented below:

Unvested Shares
Outstanding at December 31, 2007	804,748
Granted	375,799
Forfeited	(37,765)
Vested	(204,728)
Outstanding at June 30, 2008	938,054

The weighted average grant date fair value per share for the 375,799 shares of common stock underlying the restricted stock units granted during the six month period ended June 30, 2008 was $28.91.  During the six months ended June 30, 2007 and 2008, the Company's stock-based compensation expense from restricted stock and restricted stock units was $2,804 and $3,625, respectively.

4.       LANDFILL ACCOUNTING

At June 30, 2008, the Company owned 26 landfills, and operated, but did not own, three landfills under life-of-site operating agreements and seven landfills under limited-term operating agreements.  The Company’s landfills had site costs with a net book value of $486,546 at June 30, 2008.  With the exception of two owned landfills that only accept construction and demolition waste, all landfills that the Company owns or operates are municipal solid waste landfills.  For the Company’s seven landfills operated under limited-term operating agreements, the owner of the property (generally a municipality) usually owns the permit and is generally responsible for final capping, closure and post-closure obligations.  The Company is responsible for all final capping, closure and post-closure liabilities for the three landfills that it operates under life-of-site operating agreements.

The Company performs surveys at least annually to estimate the disposal capacity at its landfills.  Many of the Company’s existing landfills have the potential for expanded disposal capacity beyond the amount currently permitted.  The Company’s landfill depletion rates are based on the remaining disposal capacity, considering both permitted and probable expansion airspace at the landfills it owns, and landfills it operates, but does not own, under life-of-site agreements.  Expansion airspace consists of additional disposal capacity being pursued through means of an expansion but is not actually permitted.  Expansion airspace that meets certain internal criteria is included in the estimate of total landfill airspace.  The Company’s landfill depletion rates are based on the term of the operating agreement at its operated landfills that have capitalized expenditures.

Based on remaining permitted capacity as of June 30, 2008, and projected annual disposal volumes, the average remaining landfill life for the Company’s owned landfills and landfills operated under life-of-site operating agreements is approximately 45 years.  The Company is currently seeking to expand permitted capacity at five of its owned landfills and one landfill that it operates under a life-of-site operating agreement, and considers the achievement of these expansions to be probable.  Although the Company cannot be certain that all future expansions will be permitted as designed, the average remaining life, when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume, of the Company’s owned landfills and landfills operated under life-of-site operating agreements is 50 years, with lives ranging from 2 to 206 years.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

During the six months ended June 30, 2007 and 2008, the Company expensed approximately $9,835 and $11,100, respectively, or an average of $2.53 and $2.66 per ton consumed, respectively, related to landfill depletion at owned landfills and landfills operated under life-of-site agreements.

The Company reserves for final capping, closure and post-closure maintenance obligations at the landfills it owns and landfills it operates under life-of-site operating agreements.  The Company calculates the net present value of its final capping, closure and post-closure commitments recorded in 2008 assuming a 2.5% inflation rate and a 7.5% discount rate.  The resulting final capping, closure and post-closure obligation is recorded on the balance sheet as an addition to site costs and amortized to depletion expense as the landfill’s airspace is consumed.  Interest is accreted on the recorded liability using the corresponding discount rate.  During the six months ended June 30, 2007 and 2008, the Company expensed approximately $522 and $729, respectively, or an average of $0.13 and $0.17 per ton consumed, respectively, related to final capping, closure and post-closure accretion expense.

The following is a reconciliation of the Company’s final capping, closure and post-closure liability balance from December 31, 2007 to June 30, 2008:

Final capping, closure and post-closure liability at December 31, 2007	$17,853
Adjustments to final capping, closure and post-closure liabilities	1,394
Liabilities incurred	856
Accretion expense	729
Closure payments	(332)
Final capping, closure and post-closure liability at June 30, 2008	$20,500

The Company recorded adjustments in its final capping, closure and post-closure liabilities due primarily to revisions in cost estimates and changes in the timing of capping events at an owned landfill, partially offset by an increase in airspace at a landfill where an expansion is being pursued.  The Company performs its annual review of its cost and capacity estimates in the first quarter of each year.

At June 30, 2008, $18,249 of the Company’s restricted assets balance was for purposes of settling future final capping, closure and post-closure liabilities.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

5.       LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,2007	June 30, 2008
Revolver under Credit Facility, bearing interest ranging from 3.01% to 7.25%*	$479,000	$463,000
2026 Convertible Senior Notes, bearing interest at 3.75%	200,000	200,000
2001 Wasco Bonds, bearing interest from 7.0% to 7.25%*	11,285	10,800
California Tax-Exempt Bonds, bearing interest ranging from 1.10% to 3.44%*	33,225	33,165
Notes payable to sellers in connection with acquisitions, bearing interest at 5.5% to 7.5%*	3,994	3,315
Notes payable to third parties, bearing interest at 6.0% to 11.0%*	5,329	4,301
	732,833	714,581
Less – current portion	(13,315)	(13,481)
	$719,518	$701,100

* Interest rates in the table above represent the range of interest rates incurred during the six month period ended June 30, 2008.

In June 2008, the Company increased maximum borrowings available under its credit facility by $45,000 to $845,000.  No changes were made to the pricing, terms, conditions and covenants of the credit facility.

6.       ACQUISITIONS

Acquisitions are accounted for under the purchase method of accounting.  The results of operations of the acquired businesses have been included in the Company’s consolidated financial statements from their respective acquisition dates.

During the six months ended June 30, 2007, the Company acquired five non-hazardous solid waste collection, transfer and disposal businesses.  Aggregate consideration for the acquisitions consisted of $39,899 in cash (net of cash acquired), common stock warrants valued at $53 and the assumption of debt totaling $4,403.  During the six months ended June 30, 2007, the Company paid or adjusted $692 of acquisition-related liabilities accrued at December 31, 2006.

During the six months ended June 30, 2008, the Company acquired six non-hazardous solid waste collection and recycling businesses.  Aggregate consideration for the acquisitions consisted of $32,525 in cash (net of cash acquired), common stock warrants valued at $31 and the assumption of debt totaling $2,293.  During the six months ended June 30, 2008, the Company paid or adjusted $912 of acquisition-related liabilities accrued at December 31, 2007.

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

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

As of June 30, 2008, the Company had seven acquisitions for which purchase price allocations were preliminary, mainly as a result of pending working capital valuations.  The Company believes the potential changes to its preliminary purchase price allocations will not have a material impact on its financial condition, results of operations or cash flows.

A summary of the purchase price allocations for acquisitions consummated in the six months ended June 30, 2007 and preliminary purchase price allocations for acquisitions consummated in the six months ended June 30, 2008 are as follows:

	2007 Acquisitions	2008 Acquisitions
Acquired Assets:
Accounts receivable	$3,527	$1,317
Prepaid expenses and other current assets	151	367
Property and equipment	28,360	4,822
Goodwill	15,160	14,062
Long-term franchise agreements and contracts	634	16,052
Other intangibles	504	869
Non-competition agreements	354	32
Assumed Liabilities:
Accounts payable	(295)	(163)
Accrued liabilities	(1,018)	(1,424)
Debt and long-term liabilities assumed	(4,403)	(2,293)
Deferred revenue	(2,187)	(606)
Deferred income taxes	(835)	(479)
Total consideration, net	$39,952	$32,556

The acquisitions completed during the six months ended June 30, 2007 and 2008, were not material to the Company’s results of operations.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

7.       INTANGIBLE ASSETS

Intangible assets, exclusive of goodwill, consisted of the following at June 30, 2008:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Long-term franchise agreements and contracts	$78,310	$(10,809)	$67,501
Non-competition agreements	9,735	(4,810)	4,925
Other	17,932	(6,110)	11,822
	105,977	(21,729)	84,248
Nonamortized intangible assets:
Indefinite-lived intangible assets	23,848	-	23,848
Intangible assets, exclusive of goodwill	$129,825	$(21,729)	$108,096

The weighted-average amortization periods of long-term franchise agreements and contracts, non-competition agreements and other intangibles acquired during the six months ended June 30, 2008 are 40 years, 7 years and 7 years, respectively.

8.       NET INCOME PER SHARE INFORMATION

The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income per common share for the three and six months ended June 30, 2007 and 2008:

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
Numerator:
Net income for basic and diluted earnings per share	$25,266	$26,234	$47,646	$49,352

Denominator:
Basic shares outstanding	68,592,474	66,468,457	68,529,546	66,628,927
Dilutive effect of stock options and warrants	1,687,348	1,214,259	1,762,522	1,202,069
Dilutive effective of restricted stock	345,264	160,129	314,778	151,403
Diluted shares outstanding	70,625,086	67,842,845	70,606,846	67,982,399

The Company’s 2026 Notes are convertible, under certain circumstances, into a maximum of 5,882,354 shares of common stock.  The 2026 Notes require (subject to certain exceptions) payment of the principal value in cash and net share settle of the conversion value in excess of the principal value of the notes upon conversion.  In accordance with EITF 04-8, The Effect of Contingently Convertible Investments on Diluted Earnings Per Share, these shares have not been included in the computation of diluted net income per share for the six months ended June 30, 2007 and 2008 because the conversion value was not in excess of the principal value of the notes.  In addition, the conversion feature of the 2026 Notes meets all the requirements of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, to be accounted for as an equity interest and not as a derivative.  Therefore, in the event the 2026 Notes become convertible, a holder electing to convert will receive a cash payment for the principal amount of the debt and net shares of the Company’s common stock equal to the value of the conversion spread, which the Company will account for as a debt repayment with no gain or loss if the conversion occurs prior to December 31, 2008, and the issuance of common stock will be recorded in stockholders’ equity.  For conversions that occur after December 31, 2008, the Company will apply the provisions of FSP No. APB 14-1 to compute any gain or loss upon conversion, as disclosed in Note 2.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

For the three months ended June 30, 2007 and 2008, stock options and warrants to purchase zero and 177 shares of common stock, respectively, were excluded from the computation of diluted earnings per share as they were anti-dilutive.  For the six months ended June 30, 2007 and 2008, stock options and warrants to purchase 4,608 and 10,427 shares of common stock, respectively, were excluded from the computation of diluted earnings per share as they were anti-dilutive.

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

SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosure about fair value measurements.  This statement is intended to enable the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values.  The statement requires that assets and liabilities carried at fair value be classified and disclosed in a three-tier fair value hierarchy.  These tiers include:  Level 1, defined as quoted market prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, model-based valuation techniques for which all significant assumptions are observable in the market, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and Level 3, defined as unobservable inputs that are not corroborated by market data.

The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments and certain investments included in restricted assets.  The Company’s derivative instruments are pay-fixed, receive-variable interest rate swaps.  The Company’s restricted assets measured at fair value are invested in fixed-income securities.  The Company utilizes the market approach to measure fair value for both its interest rate swaps and its restricted assets measured at fair value.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

The Company’s assets and liabilities measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at June 30, 2008, were as follows:

	Fair Value Measurement at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap derivative instruments – liability position	$(8,975)	$-	$(8,975)	$-
Restricted assets	$6,733	$6,733	$-	$-

10.           COMPREHENSIVE INCOME

Comprehensive income includes changes in the fair value of interest rate swaps that qualify for hedge accounting.  The difference between net income and comprehensive income for the three and six months ended June 30, 2007 and 2008 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
Net income	$25,266	$26,234	$47,646	$49,352
Unrealized gain (loss) on interest rate swaps, net of tax expense (benefit) of $833 and $4,633 for the three months ended June 30, 2007 and 2008, respectively, and $(40) and $(765) for the six months ended June 30, 2007 and 2008, respectively	1,319	7,340	(97)	(1,212)
Comprehensive income	$26,585	$33,574	$47,549	$48,140

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

The components of other comprehensive loss and related tax effects for the three and six months ended June 30, 2007 and 2008 are as follows:

	Three months ended June 30, 2007
	Gross	Tax effect	Net of tax
Amounts reclassified into earnings	$(837)	$322	$(515)
Changes in fair value of interest rate swaps	2,989	(1,155)	1,834
	$2,152	$(833)	$1,319

	Three months ended June 30, 2008
	Gross	Tax effect	Net of tax
Amounts reclassified into earnings	$1,860	$(720)	$1,140
Changes in fair value of interest rate swaps	10,113	(3,913)	6,200
	$11,973	$(4,633)	$7,340

	Six months ended June 30, 2007
	Gross	Tax effect	Net of tax
Amounts reclassified into earnings	$(2,258)	$868	$(1,390)
Changes in fair value of interest rate swaps	2,121	(828)	1,293
	$(137)	$40	$(97)

	Six months ended June 30, 2008
	Gross	Tax effect	Net of tax
Amounts reclassified into earnings	$2,648	$(1,025)	$1,623
Changes in fair value of interest rate swaps	(4,625)	1,790	(2,835)
	$(1,977)	$765	$(1,212)

The estimated net amount of the existing unrealized losses as of June 30, 2008 (based on the interest rate yield curve at that date) included in accumulated other comprehensive loss expected to be reclassified into pre-tax earnings within the next 12 months is $7,225.  The timing of actual amounts reclassified into earnings is dependent on future movements in interest rates.

11.           SHARE REPURCHASE PROGRAM

The Company’s Board of Directors has authorized a common stock repurchase program for the repurchase of up to $500,000 of its common stock through December 31, 2008.  Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion.  The timing and amounts of any repurchases will depend on many factors, including the Company’s capital structure, the market price of the common stock and overall market conditions.  During the six months ended June 30, 2007 and 2008, the Company repurchased 1,690,430 and 1,041,271 shares, respectively, of its common stock under this program at a cost of $51,894 and $31,527, respectively.  As of June 30, 2008, the remaining maximum dollar value of shares available for purchase under the program is approximately $80,217.  The Company’s policy related to repurchases of its common stock is to charge any excess of cost over par value entirely to additional paid-in capital.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

12.           COMMITMENTS AND CONTINGENCIES

The Company’s subsidiary, High Desert Solid Waste Facility, Inc. (formerly known as Rhino Solid Waste, Inc.), owns undeveloped property in Chaparral, New Mexico, for which it sought a permit to operate a municipal solid waste landfill.  After a public hearing, the New Mexico Environment Department (the “Department”) approved the permit for the facility on January 30, 2002.  Colonias Development Council (“CDC”), a nonprofit organization, opposed the permit at the public hearing and appealed the Department’s decision to the courts of New Mexico, primarily on the grounds that the Department failed to consider the social impact of the landfill on the community of Chaparral, and failed to consider regional planning issues.  On July 18, 2005, in Colonias Dev. Council v. Rhino Envtl. Servs., Inc. (In re Rhino Envtl. Servs.), 2005 NMSC 24, 117 P.3d 939, the New Mexico Supreme Court remanded the matter back to the Department to conduct a limited public hearing on certain evidence that CDC claims were wrongfully excluded from consideration by the hearing officer, and to allow the Department to reconsider the evidence already proffered concerning the impact of the landfill on the surrounding community’s quality of life.  The parties have agreed to postpone the hearing until January 2009 at the earliest to allow the Company time to explore a possible relocation of the landfill.  At June 30, 2008, the Company had $9,286 of capitalized expenditures related to this landfill development project.  If the Company is not ultimately issued a permit to operate the landfill, the Company will be required to expense in a future period the $9,286 of capitalized expenditures, less the recoverable value of the undeveloped property and other amounts recovered, which would likely have a material adverse effect on the Company’s reported income for that period.

The Company opened a municipal solid waste landfill in Harper County, Kansas in January 2006, following the issuance by the Kansas Department of Health and Environment (“KDHE”) of a final permit to operate the landfill.  On October 3, 2005, landfill opponents filed a suit (Board of Comm’rs of Sumner County, Kansas, Tri-County Concerned Citizens and Dalton Holland v. Roderick Bremby, Sec’y of the Kansas Dep’t of Health and Env’t, et al.) in the District Court of Shawnee County, Kansas (Case No. 05-C-1264), seeking a judicial review of the order, alleging that a site analysis prepared for the Company and submitted to the KDHE as part of the process leading to the issuance of the permit was deficient in several respects.  The action sought to stay the effectiveness of the permit and to nullify it.  On April 7, 2006, the District Court issued an order denying the plaintiffs’ request for judicial review on the grounds that they lack standing to bring the action.  The plaintiffs appealed this decision to the Kansas Court of Appeals.  Oral arguments were held on June 7, 2007, and on October 12, 2007, the Court of Appeals issued an opinion reversing and remanding the District Court’s decision.  The Company appealed the decision to the Kansas Supreme Court, which granted the Company’s petition for review.  Oral arguments on the matter were held on May 12, 2008, and on July 25, 2008, the Supreme Court affirmed the decision of the Court of Appeals and remanded the case to the District Court for further proceedings on the merits. While the Company believes that it will prevail in this case, a final adverse determination with respect to the permit would likely have a material adverse effect on the Company’s reported income in the future.  The Company cannot estimate the amount of any such material adverse effect.

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

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

On October 30, 2006, the Company was served with another purported shareholder derivative complaint, naming certain of the Company’s current and former directors and officers as defendants, and naming the Company as a nominal defendant.  The suit, captioned Nichols v. Mittelstaedt, et al. and filed in the Superior Court of California, County of Sacramento, contains allegations substantially similar to the consolidated federal action described above.  On April 3, 2007, a fourth purported derivative action, captioned Priest v. Mittelstaedt, et al., was filed in the Superior Court of California, County of Sacramento, and contains allegations substantially similar to the consolidated federal action and the Nichols suit.  The Nichols and Priest suits have been consolidated and captioned In re Waste Connections, Inc. Shareholder Derivative Litigation and stayed pending the outcome of the consolidated federal action.

In July 2008, the Company reached a preliminary agreement with the parties to settle all of these derivative actions. Under the terms of the preliminary agreement, the Company agreed to reaffirm and/or implement certain corporate governance measures and the defendants’ insurance carrier agreed to pay not more than $3,000 to plaintiffs’ counsel to cover plaintiffs’ counsel’s fees and costs, which are subject to court approval.  The defendants expressly deny any wrongdoing and will receive a complete release of all claims.  The preliminary agreement is subject to standard conditions, including final court approval.  There can be no assurance that final court approval will be obtained.

In 2006, the Company completed a review of its historical stock option granting practices, including all option grants since its initial public offering in May 1998, and reported the results of the review to the Audit Committee of its Board of Directors.  The review identified a small number of immaterial exceptions to non-cash compensation expense attributable to administrative and clerical errors.  These exceptions are not material to the Company’s current and historical financial statements, and the Audit Committee concluded that no further action was necessary.  As with any litigation proceeding, the Company cannot predict with certainty the eventual outcome of the pending federal and state derivative litigation, nor can it estimate the amount of any losses that might result.

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

In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business.  Except as noted in the legal cases described above, as of June 30, 2008, there is no current proceeding or litigation involving the Company that the Company believes will have a material adverse impact on its business, financial condition, results of operations or cash flows.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

13.           REVENUE BY SERVICE TYPE

The following table shows the Company’s total reported revenues by service line and intercompany eliminations:

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
Collection	$172,401	$196,047	$332,552	$382,208
Disposal and transfer	78,569	79,913	145,211	152,070
Recycling and other	22,936	25,327	45,160	49,287
Total	$273,906	$301,287	$522,923	$583,565

Intercompany elimination	$32,822	$34,254	$62,888	$66,232

14.           SUBSEQUENT EVENT

On July 15, 2008, the Company entered into a Master Note Purchase Agreement with certain accredited institutional investors pursuant to which the Company intends to issue and sell to the investors at a closing on October 1, 2008, $175,000 of senior uncollateralized notes due October 1, 2015 (the “Notes”) in a private placement.   The closing is subject to customary conditions to be fulfilled by the Company to the reasonable satisfaction of the purchasers.  The Notes will bear interest at the fixed rate of 6.22% per annum with interest payable in arrears semi-annually on April 1 and October 1 beginning on April 1, 2009, and with principal payable at the maturity of the Notes on October 1, 2015.

The Notes, when issued, will be uncollateralized obligations and rank equally with obligations under the Company’s senior uncollateralized revolving credit facility.  The Company intends to use proceeds from the sale of the Notes to reduce borrowings under its senior uncollateralized revolving credit facility and for general corporate purposes.

The Notes will be subject to representations, warranties, covenants and events of default customary for a private placement of senior uncollateralized notes.  Upon the occurrence of an event of default, payment of the Notes may be accelerated by the holders of the Notes.  The Notes may also be prepaid by the Company at any time at par plus a make whole amount determined in respect of the remaining scheduled interest payments on the Notes, using a discount rate of the then current market standard for United States treasury bills plus 0.50%.  In addition, the Company will be required to offer to prepay the Notes upon certain changes in control.

The Company may issue additional series of senior uncollateralized notes pursuant to the terms and conditions of the Agreement, provided that the purchasers of the Notes shall not have any obligation to purchase any additional notes issued pursuant to the Agreement and the aggregate principal amount of the Notes and any additional notes issued pursuant to the Agreement shall not exceed $500,000.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

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

We are an integrated solid waste services company that provides solid waste collection, transfer, disposal and recycling services in mostly secondary markets in the Western and Southern U.S.  We also provide intermodal services for the rail haul movement of cargo containers in the Pacific Northwest through a network of five intermodal facilities.  We seek to avoid highly competitive, large urban markets and instead target markets where we can provide either solid waste services under exclusive arrangements, or markets where we can be integrated and attain high market share.  In markets where waste collection services are provided under exclusive arrangements, or where waste disposal is municipally funded or available at multiple municipal sources, we believe that controlling the waste stream by providing collection services under exclusive arrangements is often more important to our growth and profitability than owning or operating landfills.  As of June 30, 2008, we served approximately 1.5 million residential, commercial and industrial customers from a network of operations in 23 states:  Alabama, Arizona, California, Colorado, Idaho, Illinois, Iowa, Kansas, Kentucky, Minnesota, Mississippi, Montana, Nebraska, Nevada, New Mexico, Oklahoma, Oregon, South Dakota, Tennessee, Texas, Utah, Washington and Wyoming.  As of that date, we owned or operated a network of 127 solid waste collection operations, 48 transfer stations, 29 recycling operations, 34 municipal solid waste landfills and two construction and demolition landfills.

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

GENERAL

The table below shows for the periods indicated our total reported revenues attributable to services provided (dollars in thousands).

	Three months ended June 30,				Six months ended June 30,
	2007		2008		2007		2008
Collection	$172,401	62.9%	$196,047	65.1%	$332,552	63.6%	$382,208	65.5%
Disposal and transfer	78,569	28.7	79,913	26.5	145,211	27.8	152,070	26.1
Recycling and other	22,936	8.4	25,327	8.4	45,160	8.6	49,287	8.4
Total	$273,906	100.0%	$301,287	100.0%	$522,923	100.0%	$583,565	100.0%

Intercompany elimination	$32,822		$34,254		$62,888		$66,232

The disposal tonnage that we received in the six months ended June 30, 2007 and 2008, at all of our landfills during the respective period, is shown below (tons in thousands):

	Six months ended June 30,
	2007		2008
	Number of Sites	Total Tons	Number of Sites	Total Tons
Owned landfills and landfills operated under life-of-site agreements	28	3,891	29	4,176
Operated landfills	8	506	7	458
	36	4,397	36	4,634

NEW ACCOUNTING PRONOUNCEMENTS

For a description of the new accounting standards that affect us, see Note 2 to our Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2008

The following table sets forth items in our condensed consolidated statements of income as a percentage of revenues for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of operations	58.7	59.9	58.8	59.7
Selling, general and administrative	10.3	10.2	10.6	10.5
Depreciation and amortization	8.7	9.0	8.8	9.1
Loss on disposal of assets	-	0.1	-	0.1
Operating income	22.3	20.8	21.8	20.6

Interest expense, net	(3.4)	(3.3)	(3.5)	(3.6)
Other income	0.1	0.1	0.1	0.1
Minority interests	(1.7)	(1.4)	(1.5)	(1.4)
Income tax expense	(6.8)	(6.4)	(6.5)	(6.2)
Net income	10.5%	9.8%	10.4%	9.5%

Revenues.  Total revenues increased $25.9 million, or 10.8%, to $267.0 million for the three months ended June 30, 2008, from $241.1 million for the three months ended June 30, 2007.  Acquisitions closed during, or subsequent to, the three months ended June 30, 2007, increased revenues by approximately $14.8 million.  During the three months ended June 30, 2008, increased prices charged to our customers increased revenue by $13.1 million. Volume decreases in our existing business during the three months ended June 30, 2008 reduced revenue by approximately $3.7 million. The net decrease in volume was attributable to a decline in landfill special waste revenue and roll off hauling revenue. Increased recyclable commodity prices and volume during the three months ended June 30, 2008, increased revenues by $1.5 million.  Other revenues increased by $0.2 million during the three months ended June 30, 2008.

Total revenues increased $57.3 million, or 12.5%, to $517.3 million for the six months ended June 30, 2008, from $460.0 million for the six months ended June 30, 2007.  Acquisitions closed during, or subsequent to, the six months ended June 30, 2007, increased revenues by approximately $28.5 million.  During the six months ended June 30, 2008, increased prices charged to our customers increased revenue by $24.6 million.  During the six months ended June 30, 2008, revenues generated from a long-term contract that commenced in March 2007 resulted in a net revenue increase of approximately $3.8 million.  Volume decreases in our existing business during the six months ended June 30, 2008 reduced revenue by approximately $2.6 million.  The net decrease in volume was primarily attributable to a decline in roll off hauling revenue. Increased recyclable commodity prices and volume during the six months ended June 30, 2008, increased revenues by $3.7 million.  Other revenues decreased by $0.7 million during the six months ended June 30, 2008.

Cost of Operations.  Total cost of operations increased $18.3 million, or 12.9%, to $159.9 million for the three months ended June 30, 2008, from $141.6 million for the three months ended June 30, 2007.  The increase was attributable to operating costs associated with acquisitions closed during, or subsequent to, the three months ended June 30, 2007, increased diesel fuel expense resulting from higher fuel costs, increased labor expenses resulting from employee pay rate increases, increased employee medical benefit expenses resulting from an increase in medical claims cost and severity, increased third party trucking expenses and increased disposal expenses, partially offset by a decrease in major vehicle and equipment repairs and decreases in auto and workers’ compensation claims under our high deductible insurance program.

Total cost of operations increased $38.6 million, or 14.3%, to $309.0 million for the six months ended June 30, 2008, from $270.4 million for the six months ended June 30, 2007.  The increase was attributable to operating costs associated with acquisitions closed during, or subsequent to, the six months ended June 30, 2007, operating costs incurred to support a long-term contract that commenced in March 2007, increased diesel fuel expense resulting from higher fuel costs, increased labor expenses resulting from employee pay rate increases, increased employee medical benefit expenses resulting from an increase in medical claims cost and severity, increased franchise taxes, landfill taxes and third party trucking expenses and increased disposal expenses, partially offset by a decrease in major vehicle and equipment repairs and decreases in auto and workers’ compensation claims under our high deductible insurance program.

Cost of operations as a percentage of revenues increased 1.2 percentage points to 59.9% for the three months ended June 30, 2008, from 58.7% for the three months ended June 30, 2007.  Cost of operations as a percentage of revenues increased 0.9 percentage points to 59.7% for the six months ended June 30, 2008, from 58.8% for the six months ended June 30, 2007.  The increases as a percentage of revenues were primarily attributable to increased diesel fuel expense, operating costs associated with acquisitions closed during, or subsequent to, the six months ended June 30, 2007, and increased employee medical benefit expense, partially offset by decreased major vehicle and equipment repairs expense, increased prices charged to our customers being higher, on a percentage basis, than certain expense increases recognized subsequent to June 30, 2007, and decreased auto and workers’ compensation insurance claims expense.

SG&A.  SG&A expenses increased $2.3 million, or 9.2%, to $27.1 million for the three months ended June 30, 2008, from $24.8 million for the three months ended June 30, 2007.  SG&A expenses increased $5.5 million, or 11.2%, to $54.2 million for the six months ended June 30, 2008, from $48.7 million for the six months ended June 30, 2007.  The increases in SG&A expenses were primarily the result of additional personnel from acquisitions closed during, or subsequent to, the six months ended June 30, 2007, increased payroll expense due to increased headcount to support our base operations and increased equity compensation expense, partially offset by decreased bad debt expense and professional fees.

SG&A expenses as a percentage of revenues decreased 0.1 percentage points to 10.2% for the three months ended June 30, 2008, from 10.3% for the three months ended June 30, 2007.  SG&A expenses as a percentage of revenues decreased 0.1 percentage points to 10.5% for the six months ended June 30, 2008, from 10.6% for the six months ended June 30, 2007.  The decreases as a percentage of revenue were primarily attributable to the aforementioned decreases in bad debt expense and professional fees, partially offset by increased payroll expense and equity compensation expense.

Depreciation and Amortization.  Depreciation and amortization expense increased $3.2 million, or 15.0%, to $24.1 million for the three months ended June 30, 2008, from $20.9 million for the three months ended June 30, 2007.  Depreciation and amortization expense increased $6.8 million, or 16.7%, to $47.3 million for the six months ended June 30, 2008, from $40.5 million for the six months ended June 30, 2007.  The increases were primarily attributable to depreciation and amortization associated with acquisitions closed during, or subsequent to, the six months ended June 30, 2007, additions to our fleet and equipment purchased to support our existing operations, and higher landfill depletion expense due to increased disposal volumes at our landfills and increased landfill construction and closure costs.

Depreciation and amortization expense as a percentage of revenues increased 0.3 percentage points to 9.0% for the three months ended June 30, 2008, from 8.7% for the three months ended June 30, 2007.  Depreciation and amortization expense as a percentage of revenues increased 0.3 percentage points to 9.1% for the six months ended June 30, 2008, from 8.8% for the six months ended June 30, 2007.  The increases in depreciation and amortization expense as a percentage of revenues for the three and six months ended June 30, 2008 were the result of amortization expense associated with intangible assets acquired during, or subsequent to, the six months ended June 30, 2007, and fleet and equipment purchased to support our existing operations.

Operating Income.  Operating income increased $1.8 million, or 3.4%, to $55.6 million for the three months ended June 30, 2008, from $53.8 million for the three months ended June 30, 2007.  Operating income increased $6.2 million, or 6.2%, to $106.4 million for the six months ended June 30, 2008, from $100.2 million for the six months ended June 30, 2007.  The increases were primarily attributable to increased revenues, offset by increased operating costs, increased SG&A expenses to support the revenue growth and increased depreciation and amortization expenses.

Operating income as a percentage of revenues decreased 1.5 percentage points to 20.8% for the three months ended June 30, 2008, from 22.3% for the three months ended June 30, 2007.  Operating income as a percentage of revenues decreased 1.2 percentage points to 20.6% for the six months ended June 30, 2008, from 21.8% for the six months ended June 30, 2007.  The decreases as a percentage of revenues were due to the previously described percentage of revenue increases in cost of operations and depreciation and amortization expense, partially offset by decreased SG&A expense.

Interest Expense.  Interest expense increased $0.6 million, or 7.5%, to $8.9 million for the three months ended June 30, 2008, from $8.3 million for the three months ended June 30, 2007.  Interest expense increased $2.1 million, or 13.2%, to $18.2 million for the six months ended June 30, 2008, from $16.1 million for the six months ended June 30, 2007.  The increases were attributable to increased average debt balances, partially offset by reduced average borrowing rates on the portion of our credit facility borrowings not fixed under interest rate swap agreements.

Minority Interests.  During the three months ended June 30, 2008, decreased earnings by our majority-owned subsidiaries resulted in minority interests decreasing $0.3 million, or 7.8%, to $3.8 million, from $4.1 million for the three months ended June 30, 2007.  During the six months ended June 30, 2008, increased earnings by our majority owned subsidiaries resulted in minority interests increasing $0.2 million, or 3.0%, to $7.2 million, from $7.0 million for the six months ended June 30, 2007.

Income Tax Provision.  Income taxes increased $0.6 million, or 3.3%, to $17.0 million for the three months ended June 30, 2008, from $16.4 million for the three months ended June 30, 2007.  Income taxes increased $2.1 million, or 7.0%, to $32.0 million for the six months ended June 30, 2008, from $29.9 million for the six months ended June 30, 2007.

Our effective tax rates for the three months ended June 30, 2007 and 2008, were 39.4% and 39.3%, respectively, and 38.5% and 39.3%, for the six months ended June 30, 2007 and 2008, respectively.  During the six months ended June 30, 2007, we recorded adjustments to income tax expense resulting from the reconciliation of our current and deferred income tax liability accounts and changes to the geographical apportionment of our state income taxes.  The net impact of these adjustments was a decrease in the effective tax rate for the six months ended June 30, 2007 of 0.5 percentage points.

There have been no significant changes to our unrecognized tax benefits for the six months ended June 30, 2008.

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

As of June 30, 2008, we had a working capital deficit of $36.8 million, including cash and equivalents of $10.6 million.  Our working capital deficit increased $12.0 million from a working capital deficit of $24.8 million at December 31, 2007.  Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements to reduce our indebtedness under our credit facility and to minimize our cash balances.  The increase in our working capital deficit from December 31, 2007, to June 30, 2008, resulted primarily from an increase in our accounts payable and accrued liabilities and a decrease in other current assets, partially offset by an increase in accounts receivable.  For additional information regarding the changes in our cash balances, see the Condensed Consolidated Statements of Cash Flows in Part I, Item 1 of this Quarterly Report on Form 10-Q.

For the six months ended June 30, 2008, net cash provided by operating activities was $129.9 million, including $8.4 million provided by working capital for the period.  The primary components of the reconciliation of net income to net cash provided by operating activities for the six months ended June 30, 2008, consist of $47.3 million of depreciation and amortization, $13.8 million in deferred income taxes, $7.2 million of minority interests expense, $4.0 million of stock compensation expense and $1.0 million of debt issuance cost amortization, less $1.9 million of excess tax benefit associated with equity-based compensation reclassified to cash flows from financing activities.

For the six months ended June 30, 2007, net cash provided by operating activities was $107.3 million, including $12.4 million provided by working capital for the period.  The primary components of the reconciliation of net income to net cash provided by operating activities for the six months ended June 30, 2007, consist of $40.5 million of depreciation and amortization, $7.0 million of minority interests expense, $1.0 million of debt issuance cost amortization, $3.7 million in deferred income taxes, and $3.1 million of stock compensation expense, less $8.5 million of excess tax benefit from equity-based compensation reclassified to cash flows from financing activities.

For the six months ended June 30, 2008, net cash used in investing activities was $81.2 million.  Of this amount, $33.4 million was used to fund the cash portion of acquisitions and to pay a portion of acquisition costs that were included as a component of accrued liabilities at December 31, 2007.  Cash used for capital expenditures was $48.3 million, which was primarily for investments in fixed assets, consisting of trucks, containers, other equipment and landfill development.  The decrease in capital expenditures of $16.2 million for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007, is due primarily to capital expenditures incurred during the six months ended June 30, 2007 associated with a new long-term contract in California.

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

For the six months ended June 30, 2008, net cash used in financing activities was $48.4 million, which included $7.5 million of proceeds from stock option and warrant exercises, and $1.9 million of excess tax benefit associated with equity-based compensation, less $20.5 million of net payments under our various debt arrangements, $6.0 million of cash distributions to minority interest holders, and $31.5 million of repurchases of our common stock.

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

We made $48.3 million in capital expenditures during the six months ended June 30, 2008.  We expect to make capital expenditures of approximately $110.0 million in 2008 in connection with our existing business.  We intend to fund our planned 2008 capital expenditures principally through existing cash, internally generated funds, and borrowings under our existing credit facility.  In addition, we may make substantial additional capital expenditures in acquiring solid waste collection and disposal businesses.  If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity.  We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities.  We believe that our credit facility and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future.

As of June 30, 2008, we had $463.0 million outstanding under our credit facility, exclusive of outstanding stand-by letters of credit of $70.8 million.  As of June 30, 2008, we were in compliance with all applicable covenants in our credit facility.

As of June 30, 2008, we had the following contractual obligations (in thousands):

	Payments Due by Period
Recorded Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years
Long-term debt	$714,581	$13,481	$206,009	$466,750	$28,341

Long-term debt payments include:

(1)
$463.0 million in principal payments due in 2012 related to our credit facility.  Our credit facility bears interest, at our option, at either the base rate plus the applicable base rate margin (approximately 5.00% at June 30, 2008) on base rate loans, or the Eurodollar rate plus the applicable Eurodollar margin (approximately 3.10% at June 30, 2008) on Eurodollar loans.  As of June 30, 2008, our credit facility allowed us to borrow up to $845.0 million.

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

(4)
$33.2 million in principal payments related to our California tax-exempt bonds.  Our California tax-exempt bonds bear interest at variable rates (1.67% at June 30, 2008) and have maturity dates ranging from 2008 to 2018.

(5)
$3.3 million in principal payments related to our notes payable to sellers.  Our notes payable to sellers bear interest at rates between 5.5% and 7.5% at June 30, 2008, and have maturity dates ranging from 2009 to 2036.

(6)
$4.3 million in principal payments related to our notes payable to third parties.  Our notes payable to third parties bear interest at rates between 6.0% and 11.0% at June 30, 2008, and have maturity dates ranging from 2008 to 2010.

The total liability for uncertain tax positions under FASB Interpretation No. 48 at June 30, 2008 is approximately $7 million.  We are not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, we do not expect a significant payment related to these obligations within the next year.

	Amount of Commitment Expiration Per Period
	(amounts in thousands)
Unrecorded Obligations(1)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years
Operating leases	$69,760	$7,294	$15,036	$13,136	$34,294
Unconditional purchase obligations	18,313	18,313	-	-	-
	$88,073	$25,607	$15,036	$13,136	$34,294

(1)  We are party to operating lease agreements and unconditional purchase obligations.  These lease agreements and purchase obligations are established in the ordinary course of our business and are designed to provide us with access to facilities and products at competitive, market-driven prices.  Our unconditional purchase obligations consist of multiple fixed-price fuel purchase contracts under which we have 4.4 million gallons remaining to be purchased for a total of $18.3 million, plus taxes and transportation upon delivery.  The current fuel purchase contracts expire on or before December 31, 2008.  These arrangements have not materially affected our financial position, results of operations or liquidity during the six months ended June 30, 2008, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

We have obtained financial surety bonds, primarily to support our financial assurance needs and landfill operations.  We provided customers and various regulatory authorities with surety bonds in the aggregate amounts of approximately $164.3 million and $167.6 million at December 31, 2007 and June 30, 2008, respectively.  These arrangements have not materially affected our financial position, results of operations or liquidity during the six months ended June 30, 2008, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

The minority interests holders of one of our majority-owned subsidiaries have a currently exercisable put option to require us to complete the acquisition of this majority-owned subsidiary by purchasing their minority ownership interests for fair market value.  The put option calculates the fair market value of the subsidiary based on its current operating income before depreciation and amortization, as defined in the put option agreement. The put option does not have a stated termination date.  At June 30, 2008, the minority interests holders’ pro rata share of the subsidiary’s fair market value is estimated to be worth between $93 million and $100 million.  Because the put is calculated at fair market value, no amounts have been accrued relative to the put option.  In the event the minority interests holders elect to exercise the put option, we intend to fund the transaction using borrowings from our credit facility.

From time to time, we evaluate our existing operations and their strategic importance to us.  If we determine that a given operating unit does not have future strategic importance, we may sell or otherwise dispose of those operations.  Although we believe our operations would not be impaired by such dispositions, we could incur losses on them.

FREE CASH FLOW

We are providing free cash flow, a non-GAAP financial measure, because it is widely used by investors as a valuation and liquidity measure in the solid waste industry.  This measure should be used in conjunction with GAAP financial measures.  Management uses free cash flow as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations.  We define free cash flow as net cash provided by operating activities plus proceeds from disposal of assets and excess tax benefit associated with equity-based compensation, plus or minus change in book overdraft, less capital expenditures for property and equipment and distributions to minority interest holders.  Other companies may calculate free cash flow differently.  Our free cash flow for the six months ended June 30, 2007 and 2008, is calculated as follows (amounts in thousands):

	Six months ended June 30,
	2007	2008
Net cash provided by operating activities	$107,278	$129,927
Change in book overdraft	5,838	322
Plus: Proceeds from disposal of assets	559	1,366
Plus: Excess tax benefit associated with equity-based compensation	8,534	1,928
Less: Capital expenditures for property and equipment	(64,509)	(48,323)
Less: Distributions to minority interest holders	(6,272)	(6,027)
Free cash flow	$51,428	$79,193

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

SEASONALITY

Based on historic trends, we expect our operating results to vary seasonally, with revenues typically lowest in the first quarter, higher in the second and third quarters and lower in the fourth quarter than in the second and third quarters.  We expect the fluctuation in our revenues between our highest and lowest quarters to be approximately 9% to 11%.  This seasonality reflects the lower volume of solid waste generated during the late fall, winter and early spring because of decreased construction and demolition activities during winter months in the U.S.  In addition, some of our operating costs may be higher in the winter months.  Adverse winter weather conditions slow waste collection activities, resulting in higher labor and operational costs.  Greater precipitation in the winter increases the weight of collected waste, resulting in higher disposal costs, which are calculated on a per ton basis.

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

At June 30, 2008, our derivative instruments consisted of nine interest rate swap agreements that effectively fix the interest rate on the applicable notional amounts of our variable rate debt as follows (dollars in thousands):

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

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our market risk sensitive hedge positions and all other debt.  Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions.  Actual market movements may vary significantly from our assumptions.  Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements.  We are exposed to cash flow risk due to changes in interest rates with respect to the unhedged floating rate balances owed at December 31, 2007, and June 30, 2008, of $114.8 million and $98.1 million, respectively, including floating rate debt under our credit facility, various floating rate notes payable to third parties and floating rate municipal bond obligations.  A one percent increase in interest rates on our variable-rate debt as of December 31, 2007, and June 30, 2008, would decrease our annual pre-tax income by approximately $1.1 million and $1.0 million, respectively.  All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations.

The market price of diesel fuel is unpredictable and can fluctuate significantly.  A significant increase in the price of fuel could adversely affect our business and reduce our operating margins.  If we purchase all of our fuel at market prices, a $0.10 per gallon increase in the price of fuel over a one-year period would decrease our annual pre-tax income by approximately $2.2 million.  We purchase a majority of our fuel at market prices; however, in order to mitigate the impact of adverse fuel price changes, in the second quarter of 2008, we entered into multiple fixed-price fuel purchase contracts which expire on or before December 31, 2008.  As of June 30, 2008, we had 4.4 million gallons remaining to be purchased for a total unconditional purchase obligation of $18.3 million, plus taxes and transportation upon delivery.

We market a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals.  We own and operate 29 recycling processing operations and sell other collected recyclable materials to third parties for processing before resale.  Certain of our municipal recycling contracts in the state of Washington specify benchmark resale prices for recycled commodities.  If the prices we actually receive for the processed recycled commodities collected under the contract exceed the prices specified in the contract, we share the excess with the municipality, after recovering any previous shortfalls resulting from actual market prices falling below the prices specified in the contract.  To reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties.  In the event of a decline in recycled commodity prices, a 10% decrease in average recycled commodity prices from the prices that were in effect at June 30, 2007 and 2008, would have resulted in a decrease in revenues of $1.8 million and $2.2 million, respectively, for the six months ended June 30, 2007 and 2008.

Item 4.   Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of the end of the fiscal quarter covered by this quarterly report on Form 10-Q.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2008, that our disclosure controls and procedures were effective at the reasonable assurance level such that information required to be disclosed in our Exchange Act reports:  (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended June 30, 2008, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

No material developments have occurred in the legal proceeding involving Colonias Dev. Council v. Rhino Envtl. Servs., Inc. (In re Rhino Envtl. Servs.) described in our quarterly report on Form 10-Q for the quarterly period ended March 31, 2008, except that the parties have agreed to postpone the limited public hearing on the matter until January 2009 at the earliest to allow us time to explore a possible relocation of the landfill.  Refer to Note 12 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q for a description of this legal proceeding.

No material developments have occurred in the legal proceeding involving Board of Comm’rs of Sumner County, Kansas, Tri-County Concerned Citizens and Dalton Holland v. Roderick Bremby, Sec’y of the Kansas Dep’t of Health and Env’t, et al. described in our quarterly report on Form 10-Q for the quarterly period ended March 31, 2008, except that oral arguments on our appeal to the Kansas Supreme Court on the issue of whether the plaintiffs have standing to bring the action were held on May 12, 2008, and on July 25, 2008, the Supreme Court affirmed the decision of the Court of Appeals and remanded the case to the District Court for further proceedings on the merits.  Refer to Note 12 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q for a description of this legal proceeding.

In July 2008, we reached a preliminary agreement with the parties to settle the Travis v. Mittelstaedt, et al. and Pierce and Banister v. Mittelstaedt, et al. and In re Waste Connections, Inc. Shareholder Derivative Litigation derivative lawsuits pending against certain of our current and former officers and directors. Under the terms of the preliminary agreement, we agreed to reaffirm and/or implement certain corporate governance measures and the defendants’ insurance carrier agreed to pay not more than $3 million to plaintiffs’ counsel to cover plaintiffs’ counsel’s fees and costs, which are subject to court approval.  The defendants expressly deny any wrongdoing and will receive a complete release of all claims.  The preliminary agreement is subject to standard conditions, including final court approval.  There can be no assurance that final court approval will be obtained.  Refer to Note 12 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q for a description of these legal proceedings.

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

In addition, we are a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business.  Except as noted in the legal cases described above, and in Note 12 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q, as of June 30, 2008, there is no current proceeding or litigation involving us that we believe will have a material adverse impact on our business, financial condition, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on May 15, 2008.

Our stockholders reelected Robert H. Davis as a Class I director by the votes indicated below:

Total Votes For:	63,590,333
Total Votes Withheld:	1,529,829

Our stockholders approved the proposal to amend our Second Amended and Restated 2004 Equity Incentive Plan by the votes indicated below:

Total Votes For:	57,273,891
Total Votes Against:	4,353,034
Total Votes Abstained:	12,105
Total Broker Non-Votes:	3,481,132

Our stockholders approved the proposal to adopt our Amended and Restated Senior Management Incentive Plan by the votes indicated below:

Total Votes For:	63,036,187
Total Votes Against:	2,069,739
Total Votes Abstained:	14,236
Total Broker Non-Votes:	0

In addition, our stockholders ratified the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year 2008 by the votes indicated below:

Total Votes For:	65,054,586
Total Votes Against:	60,342
Total Votes Abstained:	5,234

Item 6.	Exhibits

See Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASTE CONNECTIONS, INC.

Date: July 30, 2008	BY:	/s/ Ronald J. Mittelstaedt
Ronald J. Mittelstaedt,
Chief Executive Officer

Date: July 30, 2008	BY:	/s/ Worthing F. Jackman
Worthing F. Jackman,
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibits
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the exhibit filed with the Registrant's Form 10-Q filed on July 24, 2007)
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on July 22, 2004)
4.1	Increase in Commitment, dated as of June 9, 2008 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on June 10, 2008)
4.2	Master Note Purchase Agreement, dated July 15, 2008 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on July 18, 2008)
10.1+	Second Amended and Restated 2004 Equity Incentive Plan (as amended and restated)
10.2+	Amended and Restated Senior Management Incentive Plan
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350

+ Management contract or compensatory plan, contract or arrangement.