Form 10-Q
period 2008-09-30
WASTE CONNECTIONS INC/DE
filed 2008-10-22
CIK 1057058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

As of October 15, 2008:          79,716,268 shares of common stock

WASTE CONNECTIONS, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	December 31, 2007	September 30, 2008
ASSETS
Current assets:
Cash and equivalents	$10,298	$366,124
Accounts receivable, net of allowance for doubtful accounts of $4,387 and $3,605 at December 31, 2007 and September 30, 2008, respectively	123,882	125,729
Deferred income taxes	14,732	17,006
Prepaid expenses and other current assets	21,953	24,787
Total current assets	170,865	533,646

Property and equipment, net	865,330	882,877
Goodwill	811,049	825,370
Intangible assets, net	93,957	106,694
Restricted assets	19,300	20,591
Other assets, net	21,457	21,595
	$1,981,958	$2,390,773
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$59,912	$65,405
Book overdraft	8,835	-
Accrued liabilities	69,578	81,299
Deferred revenue	44,074	44,012
Current portion of long-term debt and notes payable	13,315	7,390
Total current liabilities	195,714	198,106

Long-term debt and notes payable	719,518	635,226
Other long-term liabilities	38,053	34,116
Deferred income taxes	223,308	250,527
Total liabilities	1,176,593	1,117,975

Commitments and contingencies (Note 13)
Minority interests	30,220	32,980

Stockholders’ equity:
Preferred stock: $0.01 par value per share; 7,500,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.01 par value per share; 150,000,000 shares authorized; 67,052,135 and 79,716,100 shares issued and outstanding at December 31, 2007 and September 30, 2008, respectively	670	797
Additional paid-in capital	254,284	643,194
Retained earnings	524,481	602,106
Accumulated other comprehensive loss	(4,290)	(6,279)
Total stockholders’ equity	775,145	1,239,818
	$1,981,958	$2,390,773

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
Revenues	$250,775	$272,702	$710,811	$790,035
Operating expenses:
Cost of operations	145,790	164,548	416,234	473,542
Selling, general and administrative	25,782	27,009	74,482	81,164
Depreciation and amortization	22,196	24,389	62,716	71,677
Loss (gain) on disposal of assets	(97)	61	95	569
Operating income	57,104	56,695	157,284	163,083

Interest expense, net	(8,717)	(8,742)	(24,830)	(26,981)
Other income (expense), net	(174)	(448)	243	(115)
Income before income taxes and minority interests	48,213	47,505	132,697	135,987
Minority interests	(4,175)	(3,813)	(11,145)	(10,992)
Income from operations before income taxes	44,038	43,692	121,552	124,995
Income tax provision	(15,356)	(15,419)	(45,225)	(47,370)
Net income	$28,682	$28,273	$76,327	$77,625

Basic earnings per common share	$0.42	$0.42	$1.12	$1.16

Diluted earnings per common share	$0.41	$0.41	$1.08	$1.14

Shares used in calculating basic income per share	68,022,587	66,897,781	68,358,534	66,745,119
Shares used in calculating diluted income per share	69,868,793	68,532,005	70,350,770	68,192,175

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
Nine months ended September 30, 2008
(Unaudited)
(In thousands, except share amounts)

		STOCKHOLDERS’ EQUITY
	Comprehensive Income	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
		Shares	Amount
Balances at December 31, 2007		67,052,135	$670	$254,284	$(4,290)	$524,481	$775,145
Vesting of restricted stock		219,275	2	(2)	-	-	-
Cancellation of restricted stock		(70,783)	(1)	(2,150)	-	-	(2,151)
Stock-based compensation		-	-	5,903	-	-	5,903
Exercise of stock options and warrants		906,744	9	17,195	-	-	17,204
Issuance of common stock, net of issuance costs of $17,195		12,650,000	127	393,803	-	-	393,930
Excess tax benefit associated with equity-based compensation		-	-	5,647	-	-	5,647
Repurchase of common stock		(1,041,271)	(10)	(31,517)	-	-	(31,527)
Issuance of common stock warrants to consultants		-	-	31	-	-	31
Amounts reclassified into earnings, net of taxes		-	-	-	2,889	-	2,889
Change in fair value of interest rate swaps, net of taxes		-	-	-	(4,878)	-	(4,878)
Net income	$77,625	-	-	-	-	77,625	77,625
Other comprehensive loss	(3,244)	-	-	-	-	-	-
Income tax effect of other comprehensive loss	1,255	-	-	-	-	-	-
Comprehensive income	$75,636	-	-	-	-	-	-
Balances at September 30, 2008		79,716,100	$797	$643,194	$(6,279)	$602,106	$1,239,818

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine months ended September 30,
	2007	2008
Cash flows from operating activities:
Net income	$76,327	$77,625
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of assets	95	569
Depreciation	59,553	67,459
Amortization of intangibles	3,163	4,218
Deferred income taxes, net of acquisitions	7,984	25,550
Minority interests	11,145	10,992
Amortization of debt issuance costs	1,695	1,450
Stock-based compensation	4,636	5,903
Interest income on restricted assets	(332)	(392)
Closure and post-closure accretion	769	1,066
Excess tax benefit associated with equity-based compensation	(10,190)	(5,647)
Net change in operating assets and liabilities, net of acquisitions	15,220	5,868
Net cash provided by operating activities	170,065	194,661

Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(85,652)	(35,177)
Capital expenditures for property and equipment	(96,106)	(79,536)
Proceeds from disposal of assets	955	1,499
Increase in restricted assets, net of interest income	(750)	(900)
Increase in other assets	(512)	(49)
Net cash used in investing activities	(182,065)	(114,163)

Cash flows from financing activities:
Proceeds from long-term debt	574,000	127,000
Principal payments on notes payable and long-term debt	(549,748)	(219,510)
Change in book overdraft	6,495	(8,835)
Proceeds from option and warrant exercises	24,829	17,204
Excess tax benefit associated with equity-based compensation	10,190	5,647
Distributions to minority interest holders	(10,437)	(8,232)
Payments for repurchase of common stock	(64,038)	(31,527)
Proceeds from secondary stock offering, net	-	393,930
Debt issuance costs	(1,151)	(349)
Net cash provided by (used in) financing activities	(9,860)	275,328

Net increase (decrease) in cash and equivalents	(21,860)	355,826
Cash and equivalents at beginning of period	34,949	10,298
Cash and equivalents at end of period	$13,089	$366,124

Non-cash financing activity:
Liabilities assumed and notes payable issued to sellers of businesses acquired	$44,861	$3,789

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

1.     BASIS OF PRESENTATION AND SUMMARY

The accompanying condensed consolidated financial statements relate to Waste Connections, Inc. and its subsidiaries (“WCI” or the “Company”) for the nine month periods ended September 30, 2007 and 2008.  In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows and stockholders’ equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with U.S. generally accepted accounting principles (“GAAP”).  The Company’s condensed consolidated balance sheet as of December 31, 2007 was derived from audited financial statements, but does not include all disclosures required by GAAP.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses.  Examples include accounting for landfills, self-insurance, income taxes, allocation of acquisition purchase price and asset impairments.  An additional area that involves estimation is when the Company estimates the amount of potential exposure it may have with respect to litigation, claims and assessments in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 5, Accounting for Contingencies. Actual results for all estimates could differ materially from the estimates and assumptions that the Company uses in the preparation of its condensed consolidated financial statements.

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

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

3.     STOCK-BASED COMPENSATION

A summary of activity related to restricted stock and restricted stock units under the 2002 Restricted Stock Plan and the Second Amended and Restated 2004 Equity Incentive Plan, as of December 31, 2007, and changes during the nine month period ended September 30, 2008, is presented below:

Unvested Shares
Outstanding at December 31, 2007	804,748
Granted	379,949
Forfeited	(54,649)
Vested	(219,275)
Outstanding at September 30, 2008	910,773

The weighted average grant date fair value per share for the 379,949 shares of common stock underlying the restricted stock units granted during the nine month period ended September 30, 2008 was $28.99.  During the nine months ended September 30, 2007 and 2008, the Company's stock-based compensation expense from restricted stock and restricted stock units was $4,139 and $5,405, respectively.

4.     LANDFILL ACCOUNTING

At September 30, 2008, the Company owned 26 landfills, and operated, but did not own, three landfills under life-of-site operating agreements and seven landfills under limited-term operating agreements.  The Company’s landfills had site costs with a net book value of $491,188 at September 30, 2008.  With the exception of two owned landfills that only accept construction and demolition waste, all landfills that the Company owns or operates are municipal solid waste landfills.  For the Company’s seven landfills operated under limited-term operating agreements, the owner of the property (generally a municipality) usually owns the permit and is generally responsible for final capping, closure and post-closure obligations.  The Company is responsible for all final capping, closure and post-closure liabilities for the three landfills that it operates under life-of-site operating agreements.

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

Based on remaining permitted capacity as of September 30, 2008, and projected annual disposal volumes, the average remaining landfill life for the Company’s owned landfills and landfills operated under life-of-site operating agreements is approximately 46 years.  The Company is currently seeking to expand permitted capacity at four of its owned landfills and one landfill that it operates under a life-of-site operating agreement, and considers the achievement of these expansions to be probable.  Although the Company cannot be certain that all future expansions will be permitted as designed, the average remaining life, when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume, of the Company’s owned landfills and landfills operated under life-of-site operating agreements is 51 years, with lives ranging from 2 to 206 years.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

During the nine months ended September 30, 2007 and 2008, the Company expensed approximately $15,436 and $16,831, respectively, or an average of $2.53 and $2.63 per ton consumed, respectively, related to landfill depletion at owned landfills and landfills operated under life-of-site agreements.

The Company reserves for final capping, closure and post-closure maintenance obligations at the landfills it owns and landfills it operates under life-of-site operating agreements.  The Company calculates the net present value of its final capping, closure and post-closure commitments recorded in 2008 assuming a 2.5% inflation rate and a 7.5% discount rate.  The resulting final capping, closure and post-closure obligation is recorded on the balance sheet as an addition to site costs and amortized to depletion expense as the landfill’s airspace is consumed.  Interest is accreted on the recorded liability using the corresponding discount rate.  During the nine months ended September 30, 2007 and 2008, the Company expensed approximately $769 and $1,066, respectively, or an average of $0.13 and $0.17 per ton consumed, respectively, related to final capping, closure and post-closure accretion expense.

The following is a reconciliation of the Company’s final capping, closure and post-closure liability balance from December 31, 2007 to September 30, 2008:

Final capping, closure and post-closure liability at December 31, 2007	$17,853
Adjustments to final capping, closure and post-closure liabilities	1,696
Liabilities incurred	1,244
Accretion expense	1,066
Closure payments	(518)
Final capping, closure and post-closure liability at September 30, 2008	$21,341

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

At September 30, 2008, $18,344 of the Company’s restricted assets balance was for purposes of settling future final capping, closure and post-closure liabilities.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

5.     LONG-TERM DEBT

Long-term debt consists of the following:

	December 31, 2007	September 30, 2008
Revolver under Credit Facility, bearing interest ranging from 3.01% to 7.25%*	$479,000	$400,000
2026 Convertible Senior Notes, bearing interest at 3.75%	200,000	200,000
2001 Wasco Bonds, bearing interest from 7.0% to 7.25%*	11,285	10,800
California Tax-Exempt Bonds, bearing interest ranging from 1.10% to 8.47%*	33,225	24,900
Notes payable to sellers in connection with acquisitions, bearing interest at 5.5% to 7.5%*	3,994	3,278
Notes payable to third parties, bearing interest at 6.0% to 11.0%*	5,329	3,638
	732,833	642,616
Less – current portion	(13,315)	(7,390)
	$719,518	$635,226

* Interest rates in the table above represent the range of interest rates incurred during the nine month period ended September 30, 2008.

In June 2008, the Company increased maximum borrowings available under its credit facility by $45,000 to $845,000.  No changes were made to the pricing, terms, conditions and covenants of the credit facility.

On July 15, 2008, the Company entered into a Master Note Purchase Agreement with certain accredited institutional investors pursuant to which the Company issued and sold to the investors at a closing on October 1, 2008, $175,000 of senior uncollateralized notes due October 1, 2015 (the “Notes”) in a private placement.  The Notes bear interest at the fixed rate of 6.22% per annum with interest payable in arrears semi-annually on April 1 and October 1 beginning on April 1, 2009, and with principal payable at the maturity of the Notes on October 1, 2015.

The Notes are uncollateralized obligations and rank equally with obligations under the Company’s senior uncollateralized revolving credit facility.  The Company intends to use proceeds from the sale of the Notes for general corporate purposes.

The Notes are subject to representations, warranties, covenants and events of default customary for a private placement of senior uncollateralized notes.  Upon the occurrence of an event of default, payment of the Notes may be accelerated by the holders of the Notes.  The Notes may also be prepaid by the Company at any time at par plus a make whole amount determined in respect of the remaining scheduled interest payments on the Notes, using a discount rate of the then current market standard for United States treasury bills plus 0.50%.  In addition, the Company will be required to offer to prepay the Notes upon certain changes in control.

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

During the nine months ended September 30, 2008, the Company acquired seven non-hazardous solid waste collection and recycling businesses.  Aggregate consideration for the acquisitions consisted of $34,139 in cash (net of cash acquired), common stock warrants valued at $31 and the assumption of debt totaling $2,293.  During the nine months ended September 30, 2008, the Company paid or adjusted $1,038 of acquisition-related liabilities accrued at December 31, 2007.

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

As of September 30, 2008, the Company had five acquisitions for which purchase price allocations were preliminary, mainly as a result of pending working capital valuations.  The Company believes the potential changes to its preliminary purchase price allocations will not have a material impact on its financial condition, results of operations or cash flows.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

A summary of the purchase price allocations for acquisitions consummated in the nine months ended September 30, 2007 and preliminary purchase price allocations for acquisitions consummated in the nine months ended September 30, 2008 are as follows:

	2007 Acquisitions	2008 Acquisitions
Acquired Assets:
Accounts receivable	$5,338	$1,316
Prepaid expenses and other current assets	683	351
Property and equipment	81,913	4,873
Goodwill	34,552	14,463
Long-term franchise agreements and contracts	2,921	16,052
Other intangibles	540	869
Non-competition agreements	3,856	35
Assumed Liabilities:
Accounts payable	(2,009)	(137)
Accrued liabilities	(2,926)	(90)
Debt and long-term liabilities assumed	(35,442)	(2,293)
Deferred revenue	(3,649)	(618)
Deferred income taxes	(835)	(651)
Total consideration, net	$84,942	$34,170

The acquisitions completed during the nine months ended September 30, 2007 and 2008, were not material to the Company’s results of operations.

7.     INTANGIBLE ASSETS

Intangible assets, exclusive of goodwill, consisted of the following at September 30, 2008:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Long-term franchise agreements and contracts	$78,310	$(11,479)	$66,831
Non-competition agreements	9,737	(4,997)	4,740
Other	17,932	(6,657)	11,275
	105,979	(23,133)	82,846
Nonamortized intangible assets:
Indefinite-lived intangible assets	23,848	-	23,848
Intangible assets, exclusive of goodwill	$129,827	$(23,133)	$106,694

The weighted-average amortization periods of long-term franchise agreements and contracts, non-competition agreements and other intangibles acquired during the nine months ended September 30, 2008 are 40 years, 7 years and 7 years, respectively.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

8.     NET INCOME PER SHARE INFORMATION

The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income per common share for the three and nine months ended September 30, 2007 and 2008:

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
Numerator:
Net income for basic and diluted earnings per share	$28,682	$28,273	$76,327	$77,625

Denominator:
Basic shares outstanding	68,022,587	66,897,781	68,358,534	66,745,119
Dilutive effect of 2026 Notes	-	165,081	-	55,027
Dilutive effect of stock options and warrants	1,483,459	1,242,770	1,662,071	1,215,636
Dilutive effective of restricted stock	362,747	226,373	330,165	176,393
Diluted shares outstanding	69,868,793	68,532,005	70,350,770	68,192,175

The Company’s 2026 Notes are convertible, under certain circumstances, into a maximum of 5,882,354 shares of common stock.  The 2026 Notes require (subject to certain exceptions) payment of the principal value in cash and net share settle of the conversion value in excess of the principal value of the notes upon conversion.  The 2026 Notes became dilutive in the third quarter of 2008.  Therefore, in accordance with EITF 04-8, The Effect of Contingently Convertible Investments on Diluted Earnings Per Share, the Company has included within diluted shares outstanding the dilutive effect of the conversion value in excess of the principal value of the notes.  In addition, the conversion feature of the 2026 Notes meets all the requirements of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, to be accounted for as an equity interest and not as a derivative.  Therefore, in the event the 2026 Notes become convertible, a holder electing to convert will receive a cash payment for the principal amount of the debt and net shares of the Company’s common stock equal to the value of the conversion spread, which the Company will account for as a debt repayment with no gain or loss if the conversion occurs prior to December 31, 2008, and the issuance of common stock will be recorded in stockholders’ equity.  For conversions that occur after December 31, 2008, the Company will apply the provisions of FSP No. APB 14-1 to compute any gain or loss upon conversion, as disclosed in Note 2.

For the three months ended September 30, 2007 and 2008, none of the outstanding stock options and warrants to purchase shares of common stock were excluded from the computation of diluted earnings per share on the basis that they were anti-dilutive.  For the nine months ended September 30, 2007 and 2008, stock options and warrants to purchase 4,608 and 177 shares of common stock, respectively, were excluded from the computation of diluted earnings per share as they were anti-dilutive.

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

The Company’s assets and liabilities measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at September 30, 2008, were as follows:

	Fair Value Measurement at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap derivative instruments – liability position	$(10,243)	$-	$(10,243)	$-
Restricted assets	$12,822	$12,822	$-	$-

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

10.   COMPREHENSIVE INCOME

Comprehensive income includes changes in the fair value of interest rate swaps that qualify for hedge accounting.  The difference between net income and comprehensive income for the three and nine months ended September 30, 2007 and 2008 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
Net income	$28,682	$28,273	$76,327	$77,625
Unrealized loss on interest rate swaps, net of tax benefit of $1,761 and $490 for the three months ended September 30, 2007 and 2008, respectively, and $1,801 and $1,255 for the nine months ended September 30, 2007 and 2008, respectively	(2,789)	(777)	(2,886)	(1,989)
Comprehensive income	$25,893	$27,496	$73,441	$75,636

The components of other comprehensive loss and related tax effects for the three and nine months ended September 30, 2007 and 2008 are as follows:

	Three months ended September 30, 2007
	Gross	Tax effect	Net of tax
Amounts reclassified into earnings	$(987)	$382	$(605)
Changes in fair value of interest rate swaps	(3,563)	1,379	(2,184)
	$(4,550)	$1,761	$(2,789)

	Three months ended September 30, 2008
	Gross	Tax effect	Net of tax
Amounts reclassified into earnings	$2,066	$(799)	$1,267
Changes in fair value of interest rate swaps	(3,333)	1,289	(2,044)
	$(1,267)	$490	$(777)

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

	Nine months ended September 30, 2007
	Gross	Tax effect	Net of tax
Amounts reclassified into earnings	$(3,245)	$1,256	$(1,989)
Changes in fair value of interest rate swaps	(1,442)	545	(897)
	$(4,687)	$1,801	$(2,886)

	Nine months ended September 30, 2008
	Gross	Tax effect	Net of tax
Amounts reclassified into earnings	$4,714	$(1,825)	$2,889
Changes in fair value of interest rate swaps	(7,958)	3,080	(4,878)
	$(3,244)	$1,255	$(1,989)

The estimated net amount of the existing unrealized losses as of September 30, 2008 (based on the interest rate yield curve at that date) included in accumulated other comprehensive loss expected to be reclassified into pre-tax earnings within the next 12 months is $6,456.  The timing of actual amounts reclassified into earnings is dependent on future movements in interest rates.

11.   SALE OF COMMON STOCK

On September 24, 2008, the Company entered into an underwriting agreement with J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC and Credit Suisse Securities (USA) LLC, as representatives of the several underwriters involved, in connection with the offer and sale by the Company of 11,000,000 shares of its common stock, par value $0.01 per share, at a price of $32.50 per share.  The Company granted the underwriters an option to purchase up to 1,650,000 additional shares of its common stock to cover over-allotments, which the underwriters exercised in full on September 25, 2008.  The offering closed on September 30, 2008 and the Company received net proceeds of $393,930 after deducting underwriting discounts and commissions of $16,445, and estimated transaction expenses payable by the Company of approximately $750.

12.   SHARE REPURCHASE PROGRAM

The Company’s Board of Directors has authorized a common stock repurchase program for the repurchase of up to $500,000 of its common stock through December 31, 2008.  Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion.  The timing and amounts of any repurchases will depend on many factors, including the Company’s capital structure, the market price of the common stock and overall market conditions.  During the nine months ended September 30, 2007 and 2008, the Company repurchased 2,098,330 and 1,041,271 shares, respectively, of its common stock under this program at a cost of $64,038 and $31,527, respectively.  As of September 30, 2008, the remaining maximum dollar value of shares available for purchase under the program was approximately $80,217.  The Company’s policy related to repurchases of its common stock is to charge any excess of cost over par value entirely to additional paid-in capital.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

13.   COMMITMENTS AND CONTINGENCIES

The Company’s subsidiary, High Desert Solid Waste Facility, Inc. (formerly known as Rhino Solid Waste, Inc.), owns undeveloped property in Chaparral, New Mexico, for which it sought a permit to operate a municipal solid waste landfill.  After a public hearing, the New Mexico Environment Department (the “Department”) approved the permit for the facility on January 30, 2002.  Colonias Development Council (“CDC”), a nonprofit organization, opposed the permit at the public hearing and appealed the Department’s decision to the courts of New Mexico, primarily on the grounds that the Department failed to consider the social impact of the landfill on the community of Chaparral, and failed to consider regional planning issues.  On July 18, 2005, in Colonias Dev. Council v. Rhino Envtl. Servs., Inc. (In re Rhino Envtl. Servs.), 2005 NMSC 24, 117 P.3d 939, the New Mexico Supreme Court remanded the matter back to the Department to conduct a limited public hearing on certain evidence that CDC claims were wrongfully excluded from consideration by the hearing officer, and to allow the Department to reconsider the evidence already proffered concerning the impact of the landfill on the surrounding community’s quality of life.  The parties have agreed to postpone the hearing until January 2009 at the earliest to allow the Company time to explore a possible relocation of the landfill.  At September 30, 2008, the Company had $9,526 of capitalized expenditures related to this landfill development project.  If the Company is not ultimately issued a permit to operate the landfill, the Company will be required to expense in a future period the $9,526 of capitalized expenditures, less the recoverable value of the undeveloped property and other amounts recovered, which would likely have a material adverse effect on the Company’s reported income for that period.

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

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

In July 2008, the Company reached a preliminary agreement with the parties to settle all of these derivative actions and in August 2008 the consolidated federal action was stayed.  Under the terms of the preliminary agreement, the Company agreed to reaffirm and/or implement certain corporate governance measures and the defendants’ insurance carrier agreed to pay not more than $3,000 to plaintiffs’ counsel to cover plaintiffs’ counsel’s fees and costs, which are subject to court approval.  The defendants expressly deny any wrongdoing and will receive a complete release of all claims.  The preliminary agreement is subject to standard conditions, including final court approval.  There can be no assurance that final court approval will be obtained.

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

In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business.  Except as noted in the legal cases described above, as of September 30, 2008, there is no current proceeding or litigation involving the Company that the Company believes will have a material adverse impact on its business, financial condition, results of operations or cash flows.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share, per share and per ton amounts)

14.   REVENUE BY SERVICE TYPE

The following table shows the Company’s total reported revenues by service line and intercompany eliminations:

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
Collection	$180,333	$200,423	$512,886	$582,631
Disposal and transfer	78,861	80,895	224,072	232,965
Recycling and other	24,605	25,506	69,765	74,793
Total	$283,799	$306,824	$806,723	$890,389

Intercompany elimination	$33,024	$34,122	$95,912	$100,354

15.   SUBSEQUENT EVENTS

On October 1, 2008, the Company issued and sold to investors $175,000 of senior uncollateralized notes in a private placement.  Refer to Note 5 for further details of this transaction.

In October 2008, the Company entered into multiple commodity swap agreements related to forecasted diesel fuel purchases.  Under SFAS 133, the swaps qualified for and were designated as effective hedges of changes in the prices of forecasted diesel fuel purchases (“fuel hedges”).

The following table summarizes the fuel hedges entered into by the Company (amounts are not in thousands):

Date Entered	Notional Amount (in gallons per month)	Diesel Rate Paid Fixed	Diesel Rate Received Variable	Effective Date	Expiration Date
October 2008	250,000	3.750	DOE Diesel Fuel Index*	January 2009	December 2010
October 2008	100,000	3.745	DOE Diesel Fuel Index*	January 2009	December 2010
October 2008	250,000	3.500	DOE Diesel Fuel Index*	January 2009	December 2010

*If the national U.S. on-highway average price for a gallon of diesel fuel (“average price”), as published by the Department of Energy, exceeds the contract price per gallon, the Company receives the difference between the average price and the contract price (multiplied by the notional gallons) from the counterparty.  If the national U.S. on-highway average price for a gallon of diesel fuel is less than the contract price per gallon, the Company pays the difference to the counterparty.

All the fuel hedge agreements are considered highly effective as cash flow hedges for a portion of the Company’s forecasted diesel fuel purchases, and the Company will apply hedge accounting to account for these instruments.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q are forward-looking in nature.  These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates,” or the negative thereof or comparable terminology, or by discussions of strategy.  Our business and operations are subject to a variety of risks and uncertainties and, consequently, actual results may differ materially from those projected by any forward-looking statements.  Factors that could cause actual results to differ from those projected include, but are not limited to, those listed below in Part II, Item 1A of this Quarterly Report on Form 10-Q under “Risk Factors” and elsewhere in this report and in our other filings with the Securities and Exchange Commission, or SEC, including our most recent Annual Report on Form 10-K.  There may be additional risks of which we are not presently aware or that we currently believe are immaterial which could have an adverse impact on our business.  We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances that may change.

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

We are an integrated solid waste services company that provides solid waste collection, transfer, disposal and recycling services in mostly secondary markets in the Western and Southern U.S.  We also provide intermodal services for the rail haul movement of cargo containers in the Pacific Northwest through a network of five intermodal facilities.  We seek to avoid highly competitive, large urban markets and instead target markets where we can provide either solid waste services under exclusive arrangements, or markets where we can be integrated and attain high market share.  In markets where waste collection services are provided under exclusive arrangements, or where waste disposal is municipally funded or available at multiple municipal sources, we believe that controlling the waste stream by providing collection services under exclusive arrangements is often more important to our growth and profitability than owning or operating landfills.  As of September 30, 2008, we served approximately 1.5 million residential, commercial and industrial customers from a network of operations in 23 states:  Alabama, Arizona, California, Colorado, Idaho, Illinois, Iowa, Kansas, Kentucky, Minnesota, Mississippi, Montana, Nebraska, Nevada, New Mexico, Oklahoma, Oregon, South Dakota, Tennessee, Texas, Utah, Washington and Wyoming.  As of that date, we owned or operated a network of 127 solid waste collection operations, 48 transfer stations, 29 recycling operations, 34 municipal solid waste landfills and two construction and demolition landfills.

RECENT DEVELOPMENTS

On August 1, 2008, we entered into a Stock Purchase Agreement pursuant to which we agreed to purchase all of the outstanding capital stock of Harold LeMay Enterprises, Incorporated from its shareholders for a purchase price of $203.3 million (including potentially the assumption of indebtedness), subject to adjustments.  Harold LeMay Enterprises, Incorporated provides solid waste collection, recycling and transfer services, a majority of which are under exclusive G Certificates for the counties of Gray’s Harbor, Lewis, Pierce and Thurston in the State of Washington.  These operations are contiguous to our existing Pierce County operations.

Concurrently, on August 1, 2008, Waste Connections of Washington, Inc., our subsidiary, entered into an Equity Purchase Agreement with entities affiliated with Harold LeMay Enterprises, Incorporated to acquire the remaining interests in Pierce County Recycling, Composting and Disposal, LLC and Pierce County Landfill Management, Inc. for a purchase price of $100.0 million.  Pierce County Recycling, Composting and Disposal, LLC is a provider of solid waste disposal, transfer, recycling and composting services.  Pierce County Recycling, Composting and Disposal, LLC and Pierce County Landfill Management, Inc., which are currently our majority-owned subsidiaries, will become our wholly-owned subsidiaries upon closing of this transaction.

The closing of each transaction, which is conditioned on the closing of the other, is subject to the receipt of necessary consents, regulatory approvals, satisfactory completion of due diligence review and other closing conditions.  The transactions are expected to close in the fourth quarter of 2008.  We intend to use a combination of cash and borrowings under our credit facility to pay the purchase price of the acquisitions.

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

GENERAL

The table below shows for the periods indicated our total reported revenues attributable to services provided (dollars in thousands).

	Three months ended September 30,				Nine months ended September 30,
	2007		2008		2007		2008
Collection	$180,333	63.5%	$200,423	65.3%	$512,886	63.6%	$582,631	65.4%
Disposal and transfer	78,861	27.8	80,895	26.4	224,072	27.8	232,965	26.2
Recycling and other	24,605	8.7	25,506	8.3	69,765	8.6	74,793	8.4
Total	$283,799	100.0%	$306,824	100.0%	$806,723	100.0%	$890,389	100.0%

Intercompany elimination	$33,024		$34,122		$95,912		$100,354

The disposal tonnage that we received in the nine months ended September 30, 2007 and 2008, at all of our landfills during the respective period, is shown below (tons in thousands):

	Nine months ended September 30,
	2007		2008
	Number of Sites	Total Tons	Number of Sites	Total Tons
Owned landfills and landfills operated under life-of-site agreements	30	6,102	29	6,411
Operated landfills	7	750	7	694
	37	6,852	36	7,105

NEW ACCOUNTING PRONOUNCEMENTS

For a description of the new accounting standards that affect us, see Note 2 to our Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2008

The following table sets forth items in our condensed consolidated statements of income as a percentage of revenues for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of operations	58.1	60.4	58.6	59.9
Selling, general and administrative	10.3	9.9	10.5	10.3
Depreciation and amortization	8.8	8.9	8.8	9.1
Loss on disposal of assets	-	-	-	0.1
Operating income	22.8	20.8	22.1	20.6

Interest expense, net	(3.5)	(3.2)	(3.5)	(3.4)
Other income (expense), net	(0.1)	(0.2)	0.1	-
Minority interests	(1.7)	(1.4)	(1.6)	(1.4)
Income tax expense	(6.1)	(5.6)	(6.4)	(6.0)
Net income	11.4%	10.4%	10.7%	9.8%

Revenues.  Total revenues increased $21.9 million, or 8.7%, to $272.7 million for the three months ended September 30, 2008, from $250.8 million for the three months ended September 30, 2007.  Acquisitions closed during, or subsequent to, the three months ended September 30, 2007, increased revenues by approximately $12.2 million.  During the three months ended September 30, 2008, increased prices charged to our customers increased revenue by $14.6 million.  Volume decreases in our existing business during the three months ended September 30, 2008 reduced revenue by approximately $5.3 million.  The net decrease in volume was attributable to declines in roll off activity and landfill volumes for landfills owned in the comparable periods.  Increased recyclable commodity prices and volume during the three months ended September 30, 2008, increased revenues by $0.2 million.  Other revenues increased by $0.2 million during the three months ended September 30, 2008.

Total revenues increased $79.2 million, or 11.1%, to $790.0 million for the nine months ended September 30, 2008, from $710.8 million for the nine months ended September 30, 2007.  Acquisitions closed during, or subsequent to, the nine months ended September 30, 2007, increased revenues by approximately $40.7 million.  During the nine months ended September 30, 2008, increased prices charged to our customers increased revenue by $39.2 million.  During the nine months ended September 30, 2008, revenues generated from a long-term contract that commenced in March 2007 resulted in a net revenue increase of approximately $3.9 million.  Volume decreases in our existing business during the nine months ended September 30, 2008 reduced revenue by approximately $8.0 million.  The net decrease in volume was primarily attributable to a decline in roll off hauling revenue.  Increased recyclable commodity prices and volume during the nine months ended September 30, 2008, increased revenues by $3.9 million.  Other revenues decreased by $0.5 million during the nine months ended September 30, 2008.

Cost of Operations.  Total cost of operations increased $18.7 million, or 12.9%, to $164.5 million for the three months ended September 30, 2008, from $145.8 million for the three months ended September 30, 2007.  The increase was attributable to operating costs associated with acquisitions closed during, or subsequent to, the three months ended September 30, 2007, increased diesel fuel expense resulting from higher fuel costs, increased labor expenses resulting from employee pay rate increases, increased employee medical benefit expenses resulting from an increase in medical claims cost and severity, increased franchise taxes, increased third party trucking and transportation expenses and increased disposal expenses, partially offset by a decrease in major vehicle and equipment repairs.

Total cost of operations increased $57.3 million, or 13.8%, to $473.5 million for the nine months ended September 30, 2008, from $416.2 million for the nine months ended September 30, 2007.  The increase was attributable to operating costs associated with acquisitions closed during, or subsequent to, the nine months ended September 30, 2007, operating costs incurred to support a long-term contract that commenced in March 2007, increased diesel fuel expense resulting from higher fuel costs, increased labor expenses resulting from employee pay rate increases, increased employee medical benefit expenses resulting from an increase in medical claims cost and severity, increased franchise taxes, increased third party trucking and transportation expenses and increased disposal expenses, partially offset by a decrease in major vehicle and equipment repairs and decreases in auto and workers’ compensation claims under our high deductible insurance program.

Cost of operations as a percentage of revenues increased 2.3 percentage points to 60.4% for the three months ended September 30, 2008, from 58.1% for the three months ended September 30, 2007.  The increase as a percentage of revenues was primarily attributable to increased diesel fuel expense, partially offset by decreased major vehicle and equipment repairs expense, and increased prices charged to our customers being higher, on a percentage basis, than certain expense increases recognized subsequent to September 30, 2007.

Cost of operations as a percentage of revenues increased 1.3 percentage points to 59.9% for the nine months ended September 30, 2008, from 58.6% for the nine months ended September 30, 2007.  The increase as a percentage of revenues was primarily attributable to increased diesel fuel expense and increased employee medical benefit expense, partially offset by decreased major vehicle and equipment repairs expense, increased prices charged to our customers being higher, on a percentage basis, than certain expense increases recognized subsequent to September 30, 2007, and decreased auto and workers’ compensation insurance claims expense.

SG&A.  SG&A expenses increased $1.2 million, or 4.8%, to $27.0 million for the three months ended September 30, 2008, from $25.8 million for the three months ended September 30, 2007.  SG&A expenses increased $6.7 million, or 9.0%, to $81.2 million for the nine months ended September 30, 2008, from $74.5 million for the nine months ended September 30, 2007.  The increases in SG&A expenses were primarily the result of additional personnel from acquisitions closed during, or subsequent to, the nine months ended September 30, 2007, increased payroll expense due to increased headcount to support our base operations, increased medical benefit expense and increased equity compensation expense, partially offset by decreased bad debt expense and incentive compensation expense.

SG&A expenses as a percentage of revenues decreased 0.4 percentage points to 9.9% for the three months ended September 30, 2008, from 10.3% for the three months ended September 30, 2007.  SG&A expenses as a percentage of revenues decreased 0.2 percentage points to 10.3% for the nine months ended September 30, 2008, from 10.5% for the nine months ended September 30, 2007.  The decreases as a percentage of revenues were primarily attributable to the aforementioned decreases in bad debt expense and incentive compensation expense, partially offset by increased payroll expense and equity compensation expense.

Depreciation and Amortization.  Depreciation and amortization expense increased $2.2 million, or 9.9%, to $24.4 million for the three months ended September 30, 2008, from $22.2 million for the three months ended September 30, 2007.  Depreciation and amortization expense increased $9.0 million, or 14.3%, to $71.7 million for the nine months ended September 30, 2008, from $62.7 million for the nine months ended September 30, 2007.  The increases were primarily attributable to depreciation and amortization associated with acquisitions closed during, or subsequent to, the nine months ended September 30, 2007, additions to our fleet and equipment purchased to support our existing operations, and higher landfill depletion expense due to increased landfill construction and closure costs.

Depreciation and amortization expense as a percentage of revenues increased 0.1 percentage points to 8.9% for the three months ended September 30, 2008, from 8.8% for the three months ended September 30, 2007.  Depreciation and amortization expense as a percentage of revenues increased 0.3 percentage points to 9.1% for the nine months ended September 30, 2008, from 8.8% for the nine months ended September 30, 2007.  The increases in depreciation and amortization expense as a percentage of revenues for the three and nine months ended September 30, 2008 were the result of amortization expense associated with intangible assets acquired during, or subsequent to, the nine months ended September 30, 2007, and fleet and equipment purchased to support our existing operations.

Operating Income.  Operating income decreased $0.4 million, or 0.7%, to $56.7 million for the three months ended September 30, 2008, from $57.1 million for the three months ended September 30, 2007.  Operating income increased $5.8 million, or 3.7%, to $163.1 million for the nine months ended September 30, 2008, from $157.3 million for the nine months ended September 30, 2007.  The decrease for the three months ended September 30, 2008 was primarily attributable to increased operating costs, increased SG&A expense and increased depreciation and amortization expense, offset by increased revenues.  The increase for the nine months ended September 30, 2008 was primarily attributable to increased revenues, offset by increased operating costs, increased SG&A expenses to support the revenue growth and increased depreciation and amortization expenses.

Operating income as a percentage of revenues decreased 2.0 percentage points to 20.8% for the three months ended September 30, 2008, from 22.8% for the three months ended September 30, 2007.  Operating income as a percentage of revenues decreased 1.5 percentage points to 20.6% for the nine months ended September 30, 2008, from 22.1% for the nine months ended September 30, 2007.  The decreases as a percentage of revenues were due to the previously described percentage of revenue increases in cost of operations and depreciation and amortization expense, partially offset by decreased SG&A expense.

Interest Expense.  Interest expense was $8.7 million for the three months ended September 30, 2008 and 2007.  Interest expense increased $2.2 million, or 8.7%, to $27.0 million for the nine months ended September 30, 2008, from $24.8 million for the nine months ended September 30, 2007.  The increase for the nine months ended September 20, 2008 was attributable to increased average debt balances, partially offset by reduced average borrowing rates on the portion of our credit facility borrowings not fixed under interest rate swap agreements.

Minority Interests.  During the three months ended September 30, 2008, decreased earnings by our majority-owned subsidiaries resulted in minority interests decreasing $0.4 million, or 8.7%, to $3.8 million, from $4.2 million for the three months ended September 30, 2007.  During the nine months ended September 30, 2008, decreased earnings by our majority-owned subsidiaries resulted in minority interests decreasing $0.1 million, or 1.4%, to $11.0 million, from $11.1 million for the nine months ended September 30, 2007.

Income Tax Provision.  Income taxes were $15.4 million for the three months ended September 30, 2008 and 2007.  Income taxes increased $2.2 million, or 4.7%, to $47.4 million for the nine months ended September 30, 2008, from $45.2 million for the nine months ended September 30, 2007.

Our effective tax rates for the three months ended September 30, 2007 and 2008, were 34.9% and 35.3%, respectively, and 37.2% and 37.9%, for the nine months ended September 30, 2007 and 2008, respectively.

During the three and nine months ended September 30, 2007, we recorded adjustments to income tax expense of $2.0 million and $2.2 million, respectively, resulting from the reconciliation of our current and deferred income tax liability accounts, the expiration of certain statutes of limitations, and the reconciliation of the income tax provision to the 2006 federal tax return, which was filed in September 2007.

During the three and nine months ended September 30, 2008, we recorded a reduction to the liability for uncertain tax positions under FASB Interpretation No. 48 of approximately $5.1 million due to the expiration of certain statutes of limitations, of which $2.0 million was recorded as a reduction to income tax expense.

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

As of September 30, 2008, we had working capital of $335.5 million, including cash and equivalents of $366.1 million.  Our working capital increased $360.3 million from a working capital deficit of $24.8 million at December 31, 2007.  To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets. Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements to reduce our indebtedness under our credit facility and to minimize our cash balances.  The increase to a positive working capital position from our working capital deficit for the prior year, resulted primarily from the proceeds received in September 2008 from the sale of 12,650,000 shares our common stock in a public offering.  For additional information regarding the sale of our common stock, see Note 11 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

For the nine months ended September 30, 2008, net cash provided by operating activities was $194.7 million, including $5.9 million provided by working capital for the period.  The primary components of the reconciliation of net income to net cash provided by operating activities for the nine months ended September 30, 2008, consist of $71.7 million of depreciation and amortization, $25.6 million in deferred income taxes, $11.0 million of minority interests expense, $5.9 million of stock compensation expense and $1.5 million of debt issuance cost amortization, less $5.6 million of excess tax benefit associated with equity-based compensation reclassified to cash flows from financing activities.

For the nine months ended September 30, 2007, net cash provided by operating activities was $170.1 million, including $15.2 million provided by working capital for the period.  The primary components of the reconciliation of net income to net cash provided by operating activities for the nine months ended September 30, 2007, consist of $62.7 million of depreciation and amortization, $11.1 million of minority interests expense, $1.7 million of debt issuance cost amortization, $8.0 million in deferred income taxes, and $4.6 million of stock compensation expense, less $10.2 million of excess tax benefit associated with equity-based compensation reclassified to cash flows from financing activities.

For the nine months ended September 30, 2008, net cash used in investing activities was $114.2 million.  Of this amount, $35.2 million was used to fund the cash portion of acquisitions and to pay a portion of acquisition costs that were included as a component of accrued liabilities at December 31, 2007.  Cash used for capital expenditures was $79.5 million, which was primarily for investments in fixed assets, consisting of trucks, containers, other equipment and landfill development.  The decrease in capital expenditures of $16.6 million for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007, was due primarily to capital expenditures incurred during the nine months ended September 30, 2007 associated with a new long-term contract in California.

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

For the nine months ended September 30, 2008, net cash provided by financing activities was $275.3 million, which included $393.9 million of net proceeds from the sale of stock in a public offering, $17.2 million of proceeds from stock option and warrant exercises, and $5.6 million of excess tax benefit associated with equity-based compensation, less $92.5 million of net payments under our various debt arrangements, $8.2 million of cash distributions to minority interest holders, $8.8 million change in book overdraft, and $31.5 million of repurchases of our common stock.

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

We made $79.5 million in capital expenditures during the nine months ended September 30, 2008.  We expect to make capital expenditures between $110 million and $115 million in 2008 in connection with our existing business.  We intend to fund our planned 2008 capital expenditures principally through existing cash, internally generated funds, and borrowings under our existing credit facility.  We intend to fund the purchase of the outstanding stock of Harold LeMay Enterprises, Incorporated and the purchase of the remaining interests in Pierce County Recycling, Composting and Disposal, LLC and Pierce County Landfill Management, Inc. with a combination of cash and borrowings under our senior revolving credit facility.  These two transactions are expected to close in the fourth quarter of 2008.  In addition, we may make substantial additional capital expenditures in acquiring other solid waste collection and disposal businesses.  If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity.  We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities.  We believe that our cash and equivalents, credit facility and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future.

As of September 30, 2008, we had $400.0 million outstanding under our credit facility, exclusive of outstanding stand-by letters of credit of $64.2 million.  As of September 30, 2008, we were in compliance with all applicable covenants in our credit facility.

As of September 30, 2008, we had the following contractual obligations (in thousands):

	Payments Due by Period
Recorded Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years
Long-term debt	$642,616	$7,390	$204,025	$403,285	$27,916

Long-term debt payments include:

(1)
$400.0 million in principal payments due in 2012 related to our credit facility.  Our credit facility bears interest, at our option, at either the base rate plus the applicable base rate margin (approximately 5.0% at September 30, 2008) on base rate loans, or the Eurodollar rate plus the applicable Eurodollar margin (approximately 3.11% at September 30, 2008) on Eurodollar loans.  As of September 30, 2008, our credit facility allowed us to borrow up to $845.0 million.

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

(4)
$24.9 million in principal payments related to our California tax-exempt bonds.  Our California tax-exempt bonds bear interest at variable rates (8.47% at September 30, 2008) and have maturity dates ranging from 2012 to 2018.

(5)
$3.3 million in principal payments related to our notes payable to sellers.  Our notes payable to sellers bear interest at rates between 5.5% and 7.5% at September 30, 2008, and have maturity dates ranging from 2009 to 2036.

(6)
$3.6 million in principal payments related to our notes payable to third parties.  Our notes payable to third parties bear interest at rates between 6.0% and 10.5% at September 30, 2008, and have maturity dates ranging from 2008 to 2010.

The total liability for uncertain tax positions under FASB Interpretation No. 48 at September 30, 2008 is approximately $2.0 million.  We are not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, we do not expect a significant payment related to these obligations within the next year.

	Amount of Commitment Expiration Per Period
	(amounts in thousands)
Unrecorded Obligations(1)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years
Operating leases	$69,760	$7,294	$15,036	$13,136	$34,294
Unconditional purchase obligations	7,195	7,195	-	-	-
	$76,955	$14,489	$15,036	$13,136	$34,294

(1)
We are party to operating lease agreements and unconditional purchase obligations.  These lease agreements and purchase obligations are established in the ordinary course of our business and are designed to provide us with access to facilities and products at competitive, market-driven prices.  At September 30, 2008, our unconditional purchase obligations consist of multiple fixed-price fuel purchase contracts under which we have 1.7 million gallons remaining to be purchased for a total of $7.2 million, plus taxes and transportation upon delivery.  The current fuel purchase contracts expire on or before December 31, 2008.  These arrangements have not materially affected our financial position, results of operations or liquidity during the nine months ended September 30, 2008, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

We have obtained financial surety bonds, primarily to support our financial assurance needs and landfill operations.  We provided customers and various regulatory authorities with surety bonds in the aggregate amounts of approximately $164.3 million and $166.3 million at December 31, 2007 and September 30, 2008, respectively.  These arrangements have not materially affected our financial position, results of operations or liquidity during the nine months ended September 30, 2008, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

The minority interests holders of one of our majority-owned subsidiaries, Pierce County Recycling, Composting and Disposal, LLC, or PCRCD, have a currently exercisable put option to require us to complete the acquisition of PCRCD by purchasing their minority ownership interests for fair market value.  The put option calculates the fair market value of PCRCD based on its current operating income before depreciation and amortization, as defined in the put option agreement.  The put option does not have a stated termination date.  At September 30, 2008, the minority interests holders’ pro rata share of PCRCD’s fair market value is estimated to be worth $100 million.  Because the put is calculated at fair market value, no amounts have been accrued relative to the put option.  On August 1, 2008, Waste Connections of Washington, Inc., or WCWI, a wholly-owned subsidiary of ours, entered into an Equity Purchase Agreement with the minority interests holders of PCRCD, Land Recovery, Inc. and Resource Investments, Inc., and their shareholders.  Pursuant to the Equity Purchase Agreement, WCWI agreed to purchase from the minority interests holders all of their membership interests of PCRCD and all of their shares of capital stock of Pierce County Landfill Management, Inc., PCRCD’s Manager, for a purchase price of $100 million.  PCRCD and Pierce County Landfill Management, Inc., which are currently majority-owned subsidiaries of ours, will become wholly-owned subsidiaries of ours upon the closing of this transaction.  The closing, which is expected to occur in the fourth quarter of 2008, is subject to the receipt of necessary consents, regulatory approvals and other closing conditions, including the closing of our acquisition of the capital stock of Harold LeMay Enterprises, Incorporated.  Upon the closing of the PCRCD transaction, the put option will terminate and be of no further force or effect.

From time to time, we evaluate our existing operations and their strategic importance to us.  If we determine that a given operating unit does not have future strategic importance, we may sell or otherwise dispose of those operations.  Although we believe our operations would not be impaired by such dispositions, we could incur losses on them.

FREE CASH FLOW

We are providing free cash flow, a non-GAAP financial measure, because it is widely used by investors as a valuation and liquidity measure in the solid waste industry.  This measure should be used in conjunction with GAAP financial measures.  Management uses free cash flow as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations.  We define free cash flow as net cash provided by operating activities plus proceeds from disposal of assets and excess tax benefit associated with equity-based compensation, plus or minus change in book overdraft, less capital expenditures for property and equipment and distributions to minority interest holders.  Other companies may calculate free cash flow differently.  Our free cash flow for the nine months ended September 30, 2007 and 2008, is calculated as follows (amounts in thousands):

	Nine months ended September 30,
	2007	2008
Net cash provided by operating activities	$170,065	$194,661
Change in book overdraft	6,495	(8,835)
Plus: Proceeds from disposal of assets	955	1,499
Plus: Excess tax benefit associated with equity-based compensation	10,190	5,647
Less: Capital expenditures for property and equipment	(96,106)	(79,536)
Less: Distributions to minority interest holders	(10,437)	(8,232)
Free cash flow	$81,162	$105,204

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

At September 30, 2008, our derivative instruments consisted of nine interest rate swap agreements that effectively fix the interest rate on the applicable notional amounts of our variable rate debt as follows (dollars in thousands):

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

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our market risk sensitive hedge positions and all other debt.  Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions.  Actual market movements may vary significantly from our assumptions.  Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements.  We are exposed to cash flow risk due to changes in interest rates with respect to the unhedged floating rate balances owed at December 31, 2007, and September 30, 2008, of $114.8 million and $26.5 million, respectively, including floating rate debt under our credit facility, various floating rate notes payable to third parties and floating rate municipal bond obligations.  A one percent increase in interest rates on our variable-rate debt as of December 31, 2007, and September 30, 2008, would decrease our annual pre-tax income by approximately $1.1 million and $0.3 million, respectively.  All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations.

The market price of diesel fuel is unpredictable and can fluctuate significantly.  A significant increase in the price of fuel could adversely affect our business and reduce our operating margins.  If we purchase all of our fuel at market prices, a $0.10 per gallon increase in the price of fuel over a one-year period would decrease our annual pre-tax income by approximately $2.2 million.  We purchase a majority of our fuel at market prices; however, in order to mitigate the impact of adverse fuel price changes, in the second quarter of 2008, we entered into multiple fixed-price fuel purchase contracts which expire on or before December 31, 2008.  As of September 30, 2008, we had 1.7 million gallons remaining to be purchased for a total unconditional purchase obligation of $7.2 million, plus taxes and transportation upon delivery.

In October 2008, we entered into multiple commodity swap agreements related to forecasted diesel fuel purchases.  Under SFAS 133, the swaps qualified for and were designated as effective hedges of changes in the prices of forecasted diesel fuel purchases (“fuel hedges”).

The following table summarizes the fuel hedges we entered into:

Date Entered	Notional Amount (in gallons per month)	Diesel Rate Paid Fixed	Diesel Rate Received Variable	Effective Date	Expiration Date
October 2008	250,000	3.750	DOE Diesel Fuel Index*	January 2009	December 2010
October 2008	100,000	3.745	DOE Diesel Fuel Index*	January 2009	December 2010
October 2008	250,000	3.500	DOE Diesel Fuel Index*	January 2009	December 2010

*If the national U.S. on-highway average price for a gallon of diesel fuel (“average price”), as published by the Department of Energy, exceeds the contract price per gallon, we receive the difference between the average price and the contract price (multiplied by the notional gallons) from the counterparty.  If the national U.S. on-highway average price for a gallon of diesel fuel is less than the contract price per gallon, we pay the difference to the counterparty.

All the fuel hedges are considered highly effective as cash flow hedges for a portion of our forecasted diesel fuel purchases, and we will apply hedge accounting to account for these instruments.

We market a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals.  We own and operate 29 recycling processing operations and sell other collected recyclable materials to third parties for processing before resale.  Certain of our municipal recycling contracts in the state of Washington specify benchmark resale prices for recycled commodities.  If the prices we actually receive for the processed recycled commodities collected under the contract exceed the prices specified in the contract, we share the excess with the municipality, after recovering any previous shortfalls resulting from actual market prices falling below the prices specified in the contract.  To reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties.  In the event of a decline in recycled commodity prices, a 10% decrease in average recycled commodity prices from the prices that were in effect at September 30, 2007 and 2008, would have resulted in a decrease in revenues of $2.8 million and $3.3 million, respectively, for the nine months ended September 30, 2007 and 2008.

Item 4.   Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of the end of the fiscal quarter covered by this quarterly report on Form 10-Q.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2008, that our disclosure controls and procedures were effective at the reasonable assurance level such that information required to be disclosed in our Exchange Act reports:  (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2008, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

No material developments occurred during the quarterly period ended September 30, 2008 in the legal proceeding involving Colonias Dev. Council v. Rhino Envtl. Servs., Inc. (In re Rhino Envtl. Servs.) described in our quarterly report on Form 10-Q for the quarterly period ended June 30, 2008.  Refer to Note 13 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q for a description of this legal proceeding.

No material developments occurred during the quarterly period ended September 30, 2008 in the legal proceeding involving Board of Comm’rs of Sumner County, Kansas, Tri-County Concerned Citizens and Dalton Holland v. Roderick Bremby, Sec’y of the Kansas Dep’t of Health and Env’t, et al. described in our quarterly report on Form 10-Q for the quarterly period ended June 30, 2008.  Refer to Note 13 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q for a description of this legal proceeding.

No material developments occurred during the quarterly period ended September 30, 2008 in the legal proceeding involving the Travis v. Mittelstaedt, et al. and Pierce and Banister v. Mittelstaedt, et al. and In re Waste Connections, Inc. Shareholder Derivative Litigation derivative lawsuits described in our quarterly report on Form 10-Q for the quarterly period ended June 30, 2008, except that in August 2008 the consolidated federal action, Travis v. Mittelstaedt, et al. and Pierce and Banister v. Mittelstaedt, et al. was stayed as a result of the preliminary agreement reached by the parties.  Refer to Note 13 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q for a description of this legal proceeding.

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

In addition, we are a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business.  Except as noted in the legal cases described above, and in Note 13 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q, as of September 30, 2008, there is no current proceeding or litigation involving us that we believe will have a material adverse impact on our business, financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

Certain statements contained in this Quarterly Report on Form 10-Q are forward-looking in nature.  These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates,” or the negative thereof or comparable terminology, or by discussions of strategy.  Our business and operations are subject to a variety of risks and uncertainties and, consequently, actual results may differ materially from those projected by any forward-looking statements.  Factors that could cause actual results to differ from those projected include, but are not limited to, those listed below and elsewhere in this report and in our other filings with the SEC, including our most recent Annual Report on Form 10-K.  There may be additional risks of which we are not presently aware or that we currently believe are immaterial which could have an adverse impact on our business.  We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances that may change.

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

We also compete with counties, municipalities and solid waste districts that maintain or could in the future choose to maintain their own waste collection and disposal operations.  These operators may have financial advantages over us because of their access to user fees and similar charges, tax revenues and tax-exempt financing.

Downturns in the U.S. economy adversely affect operating results.

Weakness in the U.S. economy has had a negative effect on our operating results, including decreases in volume generally associated with the construction industry.  In an economic slowdown, we may also experience the negative effects of increased competitive pricing pressure and customer turnover.  Worsening economic conditions or a prolonged or recurring recession could adversely affect our operating results.  Further, we cannot assure you that an improvement in economic conditions will result in an immediate, if at all positive, improvement in our operating results or cash flows.

Our results are vulnerable to economic conditions and seasonal factors affecting the regions in which we operate.

Our business and financial results would be harmed by downturns in the general economy of the regions in which we operate and other factors affecting those regions, such as state regulations affecting the solid waste services industry and severe weather conditions.  Based on historic trends, we expect our operating results to vary seasonally, with revenues typically lowest in the first quarter, higher in the second and third quarters, and lower in the fourth quarter than in the second and third quarters.  We expect the fluctuation in our revenues between our highest and lowest quarters to be in the range of approximately 9% to 11%.  This seasonality reflects the lower volume of solid waste generated during the late fall, winter and early spring because of decreased construction and demolition activities during the winter months.  In addition, some of our operating costs may be higher in the winter months.  Adverse winter weather conditions slow waste collection activities, resulting in higher labor and operational costs.  Greater precipitation in the winter increases the weight of collected waste, resulting in higher disposal costs, which are calculated on a per ton basis.  Because of these factors, we expect operating income to be generally lower in the winter months, and our stock price may be negatively affected by these variations.

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

Price increases may not be adequate to offset the impact of increased costs or may cause us to lose volume.

We seek to secure price increases necessary to offset increased costs (including fuel costs), to improve operating margins and to obtain adequate returns on our deployed capital.  Contractual, general economic or market-specific conditions may limit our ability to raise prices.  As a result of these factors, we may be unable to offset increases in costs, improve operating margins and obtain adequate investment returns through price increases.  We may also lose volume to lower-cost competitors.

Increases in the price of fuel may adversely affect our business and reduce our operating margins.

The market price of fuel is volatile and has risen substantially in recent years.  We generally purchase diesel fuel at market prices, and such prices can fluctuate significantly.  A significant increase in our fuel cost could adversely affect our business and reduce our operating margins and reported earnings.

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

Our indebtedness could adversely affect our financial condition; we may incur substantially more debt in the future.

As of September 30, 2008, we had $642.6 million of total indebtedness outstanding.  On October 1, 2008, we issued and sold to investors $175 million of senior uncollateralized notes in a private placement. We may incur substantial additional debt in the future.  The terms of our senior revolving credit facility and outstanding notes do not fully prohibit us from doing so.  The incurrence of substantial additional indebtedness could have important consequences to you. For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to obtain additional financing;

•
require the dedication of a substantial portion of our cash flow from operations to the payment of principal of, and interest on, our indebtedness, thereby reducing the availability of such cash flow to fund our growth strategy, working capital, capital expenditures and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry; and

•	place us at a competitive disadvantage relative to our competitors with less debt.

Each business that we acquire or have acquired may have liabilities that we fail or are unable to discover, including environmental liabilities.

It is possible that the corporate entities or sites we have acquired, or which we may acquire in the future, have liabilities in respect of former or existing operations or properties, or otherwise, which we have not been able to identify and assess through our due diligence investigations.  As a successor owner, we may be legally responsible for those liabilities that arise from businesses that we acquire.  Even if we obtain legally enforceable representations, warranties and indemnities from the sellers of such businesses, they may not cover the liabilities fully.  Some environmental liabilities, even if we do not expressly assume them, may be imposed on us under various regulatory schemes and other applicable laws.  In addition, our insurance program may not cover such sites and will not cover liabilities associated with some environmental issues that may exist prior to attachment of coverage.  A successful uninsured claim against us could harm our financial condition or operating results.

Liabilities for environmental damage may adversely affect our financial condition, business and earnings.

We may be liable for any environmental damage that our current or former facilities cause, including damage to neighboring landowners or residents, particularly as a result of the contamination of soil, groundwater or surface water, and especially drinking water, or to natural resources.  We may be liable for damage resulting from conditions existing before we acquired these facilities.  We may also be liable for any on-site environmental contamination caused by pollutants or hazardous substances whose transportation, treatment or disposal we or our predecessors arranged or conducted.  If we were to incur liability for environmental damage, environmental cleanups, corrective action or damage not covered by insurance or in excess of the amount of our coverage, our financial condition or operating results could be materially adversely affected.

Our accruals for our landfill site closure and post-closure costs may be inadequate.

We are required to pay capping, closure and post-closure maintenance costs for landfill sites that we own or operate.  We have currently accrued $21.3 million for these costs (as of September 30, 2008).  Our obligations to pay closure or post-closure costs may exceed the amount we have accrued and reserved and other amounts available from funds or reserves established to pay such costs.  In addition, the completion or closure of a landfill site does not end our environmental obligations.  After completion or closure of a landfill site there exists the potential for unforeseen environmental problems to occur that could result in substantial remediation costs.  Paying additional amounts for closure or post-closure costs and/or for environmental remediation could harm our financial condition or operating results.

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

We may be subject in the normal course of business to judicial, administrative or other third party proceedings that could interrupt our operations, require expensive remediation, result in adverse judgments, settlements or fines and create negative publicity.

Governmental agencies may, among other things, impose fines or penalties on us relating to the conduct of our business, attempt to revoke or deny renewal of our operating permits, franchises or licenses for violations or alleged violations of environmental laws or regulations, require us to install additional pollution control equipment or require us to remediate potential environmental problems relating to any real property that we or our predecessors ever owned, leased or operated or any waste that we or our predecessors ever collected, transported, disposed of or stored.  Individuals or citizens groups may also bring actions against us in connection with our operations.  Any adverse outcome in such proceedings could harm our operations and financial results and create negative publicity, which could damage our reputation, competitive position and stock price.

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

Our implementation of and compliance with changes in accounting rules and interpretations could adversely affect our operating results or cause unanticipated fluctuations in our results in future periods.  The accounting rules and regulations that we must comply with are complex and continually changing.  Recent actions and public comments from the SEC have focused on the integrity of financial reporting generally.  The Financial Accounting Standards Board, or FASB, has recently introduced several new or proposed accounting standards, or is developing new proposed standards, which would represent a significant change from current industry practices.  For example, Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, which is effective for us on January 1, 2009, changes how the purchase price is calculated and fair values determined in connection with an acquisition and also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. In addition, many companies’ accounting policies are being subject to heightened scrutiny by regulators and the public.  While we believe that our financial statements have been prepared in accordance with U.S. generally accepted accounting principles, we cannot predict the impact of future changes to accounting principles or our accounting policies on our financial statements going forward.

Risks Related to Our Industry

Our financial and operating performance may be affected by the inability to renew landfill operating permits, obtain new landfills and expand existing ones.

We currently own and/or operate a number of landfills.  Our ability to meet our financial and operating objectives may depend in part on our ability to renew landfill operating permits, acquire, lease and expand existing landfills and develop new landfill sites.  It has become increasingly difficult and expensive to obtain required permits and approvals to build, operate and expand solid waste management facilities, including landfills and transfer stations.  Operating permits for landfills in states where we operate must generally be renewed every five to ten years, although some permits are required to be renewed more frequently.  These operating permits often must be renewed several times during the permitted life of a landfill.  The permit and approval process is often time consuming, requires numerous hearings and compliance with zoning, environmental and other requirements, is frequently challenged by citizens, public interest and other groups, and may result in the denial of a permit or renewal, or burdensome terms and conditions being imposed on our operations.  We may not be able to obtain new landfill sites or expand the permitted capacity of our landfills when necessary.  Obtaining new landfill sites is important to our expansion into new, non-exclusive markets.  If we do not believe that we can obtain a landfill site in a non-exclusive market, we may choose not to enter that market.  Expanding existing landfill sites is important in those markets where the remaining lives of our landfills are relatively short.  We may choose to forego acquisitions and internal growth in these markets because increased volumes would further shorten the lives of these landfills.  Any of these circumstances could adversely affect our operating results.

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

Extensive and evolving environmental and health and safety laws and regulations may restrict our operations and growth and increase our costs.

Existing environmental laws and regulations have become more stringently enforced in recent years because of greater public interest in protecting the environment.  In addition, our industry is subject to regular enactment of new or amended federal, state and local environmental and health and safety statutes, regulations and ballot initiatives, such as those regulating greenhouse gas emissions, as well as judicial decisions interpreting these requirements.  These requirements impose substantial capital and operating costs and operational limitations on us and may adversely affect our business.  In addition, federal, state and local governments may change the rights they grant to, and the restrictions they impose on, solid waste services companies, and those changes could restrict our operations and growth.

Extensive regulations that govern the design, operation and closure of landfills may restrict our landfill operations or increase our costs of operating landfills.

Regulations that govern landfill design, operation and closure include the regulations that establish minimum federal requirements adopted by the EPA in October 1991 under Subtitle D of RCRA.  If we fail to comply with these regulations or their state counterparts, we could be required to undertake investigatory or remedial activities, curtail operations or close landfills temporarily or permanently.  Future changes to these regulations may require us to modify, supplement or replace equipment or facilities at substantial costs.  If regulatory agencies fail to enforce these regulations vigorously or consistently, our competitors whose facilities are not forced to comply with the Subtitle D regulations or their state counterparts may obtain an advantage over us.  Our financial obligations arising from any failure to comply with these regulations could harm our business and operating results.

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

WASTE CONNECTIONS, INC.

Date: October 21, 2008	BY:	/s/ Ronald J. Mittelstaedt
Ronald J. Mittelstaedt,
Chief Executive Officer

Date: October 21, 2008	BY:	/s/ Worthing F. Jackman
Worthing F. Jackman,
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibits
2.1
Stock Purchase Agreement dated as of August 1, 2008 by and among Waste Connections, Inc., on the one hand, and Harold LeMay Enterprises, Incorporated and its shareholders, on the other hand (incorporated by reference to the exhibit filed with the Registrant's Form 8-K filed on August 7, 2008)

2.2
Equity Purchase Agreement dated as of August 1, 2008 by and among Waste Connections of Washington, Inc., Land Recovery, Inc., Resource Investments, Inc. and the shareholders of Land Recovery, Inc. and Resource Investments, Inc. (incorporated by reference to the exhibit filed with the Registrant's Form 8-K filed on August 7, 2008)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the exhibit filed with the Registrant's Form 10-Q filed on July 24, 2007)
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on July 22, 2004)
10.1	Master Note Purchase Agreement, dated July 15, 2008 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on July 18, 2008)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350