Form 10-K
period 2008-12-31
WASTE CONNECTIONS INC/DE
filed 2009-02-10
CIK 1057058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

    (Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Yes ☑              No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☑ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐              No ☑

As of June 30, 2008, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant, based on the closing sales price for the registrant’s common stock, as reported on the New York Stock Exchange, was $2,102,628,497.

Number of shares of common stock outstanding as of January 23, 2009: 79,856,318
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

WASTE CONNECTIONS, INC.
ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

i

PART I

ITEM 1.	BUSINESS

Our Company

Waste Connections, Inc. is an integrated solid waste services company that provides solid waste collection, transfer, disposal and recycling services in mostly secondary markets in the Western and Southern U.S. We serve approximately 1.8 million residential, commercial and industrial customers from operations in 23 states: Alabama, Arizona, California, Colorado, Idaho, Illinois, Iowa, Kansas, Kentucky, Minnesota, Mississippi, Montana, Nebraska, Nevada, New Mexico, Oklahoma, Oregon, South Dakota, Tennessee, Texas, Utah, Washington and Wyoming. As of December 31, 2008, we owned or operated a network of 135 solid waste collection operations, 52 transfer stations, 34 recycling operations and 37 active landfills. In addition, we provided intermodal services for the rail haul movement of solid waste and cargo containers in the Pacific Northwest through a network of six intermodal facilities.

We are a leading provider of solid waste services in most of our markets. We have focused on secondary markets mostly in the Western and Southern U.S. because we believe that those areas offer:

●	opportunities to enter into exclusive arrangements;
●	more competitive barriers to entry;
●	less competition from larger solid waste services companies;
●	projected economic and population growth rates that will contribute to the growth of our business; and
●	a number of independent solid waste services companies suitable for acquisition.

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

Manage on a Decentralized Basis. We manage our operations on a decentralized basis. This places decision-making authority close to the customer, enabling us to identify and address customers’ needs quickly in a cost-effective manner. We believe that decentralization provides a low-overhead, highly efficient operational structure that allows us to expand into geographically contiguous markets and operate in relatively small communities that larger competitors may not find attractive. We believe that this structure gives us a strategic competitive advantage, given the relatively rural nature of much of the Western and Southern U.S., and makes us an attractive buyer to many potential acquisition candidates.

We currently deliver our services from approximately 147 operating locations grouped into three regions. We manage and evaluate our business on the basis of the regions’ geographic characteristics, interstate waste flow, revenue base, employee base, regulatory structure and acquisition opportunities. Each region has a regional vice president and a regional controller, reporting directly to our corporate management. These regional officers are responsible for operations and accounting in their regions and supervise their regional staff.

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

Obtain Additional Exclusive Arrangements. Our operations include market areas where we have exclusive arrangements, including franchise agreements, municipal contracts and governmental certificates, under which we are the exclusive service provider for a specified market. These exclusive rights and contractual arrangements create a barrier to entry that is usually obtained through the acquisition of a company with such exclusive rights or contractual arrangements or by a competitive bid.

We devote significant resources to securing additional franchise agreements and municipal contracts through competitive bidding and by acquiring other companies. In bidding for franchises and municipal contracts and evaluating acquisition candidates holding governmental certificates, our management team draws on its experience in the waste industry and knowledge of local service areas in existing and target markets. Our district management and sales and marketing personnel maintain relationships with local governmental officials within their service areas, maintain, renew and renegotiate existing franchise agreements and municipal contracts, and secure additional agreements and contracts while targeting acceptable financial returns. Our sales and marketing personnel also expand our presence into areas adjacent to or contiguous with our existing markets, and market additional services to existing customers. We believe our ability to offer comprehensive rail haul disposal services in the Pacific Northwest improves our competitive position in bidding for such contracts in that region.

Generate Internal Growth. To generate continued internal revenue growth, our district management and sales and marketing personnel focus on increasing market penetration in our current and adjacent markets, soliciting new residential, commercial and industrial customers in markets where such customers have the option to choose a particular waste collection service and marketing upgraded or additional services (such as compaction or automated collection) to existing customers. We also focus on raising prices and instituting surcharges, when appropriate, to offset cost increases. Where possible, we intend to leverage our franchise-based platforms to expand our customer base beyond our exclusive market territories. As customers are added in existing markets, our revenue per routed truck increases, which generally increases our collection efficiencies and profitability. In markets in which we have exclusive contracts, franchises and certificates, we expect internal volume growth generally to track population and business growth.

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

In new markets, we often use an initial acquisition as an operating base and seek to strengthen the acquired operation’s presence in that market by providing additional services, adding new customers and making “tuck-in” acquisitions of other solid waste companies in that market or adjacent markets. We believe that many suitable “tuck-in” acquisition opportunities exist within our current and targeted market areas that may provide us with opportunities to increase our market share and route density.

The U.S. solid waste services industry experienced significant consolidation during the 1990s. The consolidation trend has continued, most notably with the recent merger between Republic Services, Inc. and Allied Waste Industries, Inc. The solid waste services industry remains regional in nature with acquisition opportunities available in selected markets. Some of the remaining independent landfill and collection operators lack the capital resources, management skills and/or technical expertise necessary to comply with stringent environmental and other governmental regulations and compete with larger, more efficient, integrated operators. In addition, many of the remaining independent operators may wish to sell their businesses to achieve liquidity in their personal finances or as part of their estate planning. Due to the prevalence of exclusive arrangements, we believe the Western markets contain the largest and most attractive number of acquisition opportunities. In addition, the recent merger between Republic Services, Inc. and Allied Waste Industries, Inc. will result in additional acquisition opportunities through governmentally-mandated divestitures.  For example, on February 6, 2009, we entered into an Asset Purchase Agreement with Republic Services in connection with the sale of certain assets Republic Services was required to divest pursuant to a court order issued in connection with the merger between Republic Services and Allied.  For additional information, see Part II, Item 9B of this Annual Report on Form 10-K.

During the year ended December 31, 2007, we completed 15 acquisitions, none of which individually or in the aggregate accounted for greater than 10% of our total assets. On November 3, 2008, we completed the acquisition of all of the outstanding capital stock of Harold LeMay Enterprises, Incorporated for an aggregate purchase price of $210.9 million, which amount includes the assumption of $18.3 million of indebtedness. During the year ended December 31, 2008, we completed 14 other acquisitions and acquired the remaining 49% interest in Pierce County Recycling, Composting and Disposal, LLC and Pierce County Landfill Management, Inc. (“PCRCD”), none of which individually or in the aggregate accounted for greater than 10% of our total assets.

SOLID WASTE SERVICES

Residential, Commercial and Industrial Collection Services

We serve approximately 1.8 million residential, commercial and industrial customers from operations in 23 states. Our services are generally provided under one of the following arrangements: (1) governmental certificates; (2) exclusive franchise agreements; (3) exclusive municipal contracts; (4) residential subscriptions; (5) residential contracts; or (6) commercial and industrial service agreements.

Governmental certificates, exclusive franchise agreements and exclusive municipal contracts grant us rights to provide services within specified areas at established rates. Governmental certificates, or G Certificates, are unique to the State of Washington. The Washington Utilities and Transportation Commission, or the WUTC, awards G Certificates to solid waste collection service providers in unincorporated areas and electing municipalities. These certificates typically grant the holder the exclusive and perpetual right to provide specific residential, commercial and/or industrial waste services in a defined territory at specified rates subject to divestiture and/or cancellation by the WUTC on specified limited grounds. Franchise agreements typically provide an exclusive period of seven years or longer for a specified territory. These arrangements specify a broad range of services to be provided, establish rates for the services and often give the service provider a right of first refusal to extend the term of the agreement. Municipal contracts typically provide a shorter service period and a more limited scope of services than franchise agreements and generally require competitive bidding at the end of the contract term. We do not expect that the loss of any current contracts in negotiation for renewal or contracts likely to terminate in 2009 will have a material adverse effect on our revenues or cash flows. No single contract or customer accounted for more than 5% of our total revenues for the years ended December 31, 2007 and 2008.

We provide residential solid waste services, other than those we perform under exclusive arrangements, under contracts with homeowners’ associations, apartment owners, mobile home park operators or on a subscription basis with individual households. We set base residential fees on a contract basis primarily based on route density, the frequency and level of service, the distance to the disposal or processing facility, weight and type of waste collected, type of equipment and containers furnished, the cost of disposal or processing and prices charged by competitors in that market for similar services. Collection fees are paid either by the municipalities from tax revenues or directly by the residents receiving the services. We provide 20- to 96-gallon carts to residential customers.

We provide commercial and industrial services, other than those we perform under exclusive arrangements, under customer service agreements generally ranging from one to five years in duration. We determine fees under these agreements by such factors as collection frequency, level of service, route density, the type, volume and weight of the waste collected, type of equipment and containers furnished, the distance to the disposal or processing facility, the cost of disposal or processing and prices charged by competitors in our collection markets for similar services. Collection of larger volumes of commercial and industrial waste streams generally helps improve our operating efficiencies, and consolidation of these volumes allows us to negotiate more favorable disposal prices. We provide one- to ten-cubic yard containers to commercial customers and ten- to 50-cubic yard containers to industrial customers. For an additional fee, we install on the premises of large volume customers stationary compactors that compact waste prior to collection.

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

Our landfill facilities consisted of the following at December 31, 2008:

Owned and operated landfills	27
Operated landfills under limited-term operating agreements	7
Operated landfills under life-of-site agreements	3
37

We own landfills in California, Colorado, Illinois, Kansas, Kentucky, Minnesota, Mississippi, Nebraska, New Mexico, Oklahoma, Oregon, Tennessee and Washington. In addition, we operate, but do not own, landfills in California, Mississippi, Nebraska and New Mexico. With the exception of two landfills located in Mississippi and Colorado, which only accept construction and demolition waste, all landfills that we own or operate are municipal solid waste landfills.

Under landfill operating agreements, the owner of the property, generally a municipality, usually owns the permit and we operate the landfill for a contracted term, which may be the life of the landfill. Where the contracted term is not the life of the landfill, the property owner is generally responsible for final capping, closure and post-closure obligations. We are responsible for all final capping, closure and post-closure obligations at the three operated landfills for which we have life-of-site agreements. Our operating contracts for which the contracted term is less than the life of the landfill have expiration dates from 2009 to 2018. One contract expiring in 2009 represents estimated annual revenues of $2.4 million and is not expected to be renewed. For all other operated landfills under limited-term operating agreements, we intend to seek renewal of these contracts prior to, or upon, their expiration.

Based on remaining permitted capacity as of December 31, 2008, and projected annual disposal volumes, the average remaining landfill life for our owned and operated landfills and landfills operated, but not owned, under life-of-site agreements, is estimated to be approximately 48 years. Many of our existing landfills have the potential for expanded disposal capacity beyond the amount currently permitted. We monitor the available permitted in-place disposal capacity of our landfills on an ongoing basis and evaluate whether to seek capacity expansion. In making this evaluation, we consider various factors, including the following:

●
whether the land where the expansion is being sought is contiguous to the current disposal site, and whether we either own it or the property is under an option, purchase, operating or other similar agreement;

●	whether total development costs, final capping costs, and closure/post-closure costs have been determined;
●	whether internal personnel have performed a financial analysis of the proposed expansion site and have determined that it has a positive financial and operational impact;
●	whether internal personnel or external consultants are actively working to obtain the necessary approvals to obtain the landfill expansion permit; and
●
whether we consider it probable that we will achieve the expansion (for a pursued expansion to be considered probable, there must be no significant known technical, legal, community, business or political restrictions or similar issues existing that could impair the success of the expansion).

We also regularly consider whether it is advisable, in light of changing market conditions and/or regulatory requirements, to seek to expand or change the permitted waste streams or to seek other permit modifications. We are currently seeking to expand permitted capacity at five of our landfills for which we consider expansions to be probable. Although we cannot be certain that all future expansions will be permitted as designed, the average remaining landfill life for our owned and operated landfills and landfills operated, but not owned, under life-of-site agreements is estimated to be approximately 53 years when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume.

The following table reflects estimated landfill capacity and airspace changes, as measured in tons, for owned and operated landfills and landfills operated, but not owned, under life-of-site agreements (in thousands):

	2007			2008
	Permitted	Probable Expansion	Total	Permitted	Probable Expansion	Total
Balance, beginning of year	384,454	30,340	414,794	401,095	28,430	429,525
Acquired landfills	16,088	7,028	23,116	5,100	—	5,100
Permits granted	6,826	(6,826)	—	7,028	(7,028)	—
Airspace consumed	(8,238)	—	(8,238)	(8,320)	—	(8,320)
Pursued expansions	—	—	—	—	15,456	15,456
Changes in engineering estimates	1,965	(2,112)	(147)	(4,523)	—	(4,523)
Balance, end of year	401,095	28,430	429,525	400,380	36,858	437,238

The estimated remaining operating lives for the landfills we own and landfills we operate under life-of-site agreements, based on remaining permitted and probable expansion capacity and projected annual disposal volume, in years, as of December 31, 2007, and December 31, 2008, are shown in the tables below. The estimated remaining operating lives include assumptions that the operating permits are renewed.

	2007
	0 to 5	6 to 10	11 to 20	21 to 40	41 to 50	51+	Total
Owned and operated landfills	1	—	5	6	2	11	25
Operated landfills under life-of-site agreements	—	—	—	2	—	1	3
	1	—	5	8	2	12	28

	2008
	0 to 5	6 to 10	11 to 20	21 to 40	41 to 50	51+	Total
Owned and operated landfills	1	—	5	7	2	12	27
Operated landfills under life-of-site agreements	—	—	—	2	1	—	3
	1	—	5	9	3	12	30

The disposal tonnage that we received in 2007 and 2008 at all of our landfills is shown in the tables below (tons in thousands):

	Three months ended								Twelve months ended December 31, 2007
	March 31, 2007		June 30, 2007		September 30, 2007		December 31, 2007
	Number of Sites	Total Tons	Number of Sites	Total Tons	Number of Sites	Total Tons	Number of Sites	Total Tons
Owned landfills or landfills operated under life-of-site agreements	28	1,769	28	2,122	30	2,211	28	2,136	8,238
Operated landfills	8	245	8	261	7	244	7	234	984
	36	2,014	36	2,383	37	2,455	35	2,370	9,222
									Twelve months ended December 31, 2008
	Three months ended
	March 31, 2008		June 30, 2008		September 30, 2008		December 31, 2008

	Number of Sites	Total Tons	Number of Sites	Total Tons	Number of Sites	Total Tons	Number of Sites	Total Tons
Owned landfills or landfills operated under life-of-site agreements	29	1,972	29	2,204	29	2,235	30	1,909	8,320
Operated landfills	7	222	7	236	7	236	7	211	905
	36	2,194	36	2,440	36	2,471	37	2,120	9,225

Transfer Station Services

We have an active program to acquire, develop, own and operate transfer stations in markets proximate to our collection operations. Transfer stations receive, compact and load solid waste to be transported to landfills via truck, rail or barge. Transfer stations extend our direct-haul reach and link collection operations with distant disposal facilities. We owned or operated 52 transfer stations at December 31, 2008. Currently, we own transfer stations in California, Colorado, Kansas, Kentucky, Montana, Nebraska, Oklahoma, Oregon, Tennessee and Washington. In addition, we operate, but do not own, transfer stations in Idaho, Kentucky, Nebraska, Tennessee, Washington and Wyoming. We believe that transfer stations benefit us by:

●
concentrating the waste stream from a wider area, which increases the volume of disposal at our landfill facilities and gives us greater leverage in negotiating more favorable disposal rates at other landfills;

●	improving utilization of collection personnel and equipment; and
●	building relationships with municipalities and private operators that deliver waste, which can lead to additional growth opportunities.

Recycling Services

We offer residential, commercial, industrial and municipal customers recycling services for a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals. We own or operate 34 recycling processing operations and sell other collected recyclable materials to third parties for processing before resale. The majority of the recyclables we process for sale are paper products and are shipped to customers in Asia. Changes in end market demand can cause fluctuations in the prices for such commodities, which can affect revenue, operating income and cash flows. Sales prices of and demand for paper products declined beginning in the fourth quarter of 2008. Certain of our municipal recycling contracts in Washington specify certain benchmark resale prices for recycled commodities. To the extent the prices we actually receive for the processed recycled commodities collected under those contracts exceed the prices specified in the contracts, we share the excess with the municipality, after recovering any previous shortfalls resulting from actual market prices falling below the prices specified in the contracts. To reduce our exposure to commodity price volatility and risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties. We believe that recycling will continue to be an important component of local and state solid waste management plans due to the public’s increasing environmental awareness and expanding regulations that mandate or encourage recycling.

INTERMODAL SERVICES

Intermodal logistics is the movement of containers using two or more modes of transportation, usually including a rail or truck segment. In November 2004, we entered the intermodal services business in the Pacific Northwest through the acquisition of Northwest Container Services, Inc., which provides repositioning, storage, maintenance and repair of cargo containers for international shipping companies. We provide these services for containerized cargo primarily to international shipping companies importing and exporting goods through the Pacific Northwest. We also operate two intermodal facilities primarily for the shipment of waste by rail to distant disposal facilities that are not owned or operated by Waste Connections. As of December 31, 2008, we owned or operated six intermodal operations in Washington and Oregon. Our fleet of double-stack railcars provides dedicated direct-line haul services among terminals in Portland, Tacoma and Seattle. We have contracts with the Burlington Northern Santa Fe and Union Pacific railroads for the movement of containers among our six intermodal operations. We also provide our customers container and chassis sales and leasing services.

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

COMPETITION

The solid waste services industry is highly competitive and requires substantial labor and capital resources. In addition to us, the industry includes: two national, publicly-held solid waste companies – Republic Services, Inc. and Waste Management, Inc.; several regional, publicly-held and privately-owned companies; and several thousand small, local, privately-owned companies. Certain of the markets in which we compete or will likely compete are served by one or more large, national solid waste companies, as well as by numerous regional and local solid waste companies of varying sizes and resources, some of which we believe have accumulated substantial goodwill in their markets. We also compete with operators of alternative disposal facilities, including incinerators, and with counties, municipalities and solid waste districts that maintain their own waste collection and disposal operations. Public sector operators may have financial advantages over us because of their access to user fees and similar charges, tax revenues and tax-exempt financing.

We compete for collection, transfer and disposal volume based primarily on the price and, to a lesser extent, quality of our services. From time to time, competitors may reduce the price of their services in an effort to expand their market shares or service areas or to win competitively bid municipal contracts. These practices may cause us to reduce the price of our services or, if we elect not to do so, to lose business. We provide a significant amount of our residential, commercial and industrial collection services under exclusive franchise and municipal contracts and G Certificates. Exclusive franchises and municipal contracts may be subject to periodic competitive bidding.

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

REGULATION

Introduction

Our operations, including landfills, solid waste transportation, transfer stations, vehicle maintenance shops and fueling facilities, are all subject to extensive and evolving federal, state and local environmental laws and regulations, the enforcement of which has become increasingly stringent. The environmental regulations that affect us are administered by the Environmental Protection Agency, or the EPA, and other federal, state and local environmental, zoning, health and safety agencies. The WUTC regulates the portion of our collection business in Washington performed under G Certificates. We currently comply in all material respects with applicable federal, state and local environmental laws, permits, orders and regulations. In addition, we attempt to anticipate future regulatory requirements and plan in advance as necessary to comply with them. We do not presently anticipate incurring any material costs to bring our operations into environmental compliance with existing or expected future regulatory requirements, although we can give no assurance that this will not change in the future.

The principal federal, state and local statutes and regulations that apply to our operations are described below. Certain of the statutes described below contain provisions that authorize, under certain circumstances, lawsuits by private citizens to enforce the provisions of the statutes. In addition to penalties, some of those statutes authorize an award of attorneys’ fees to parties that successfully bring such an action. Enforcement actions under these statutes may include both civil and criminal penalties, as well as injunctive relief in some instances.

The Resource Conservation and Recovery Act of 1976, or RCRA

RCRA regulates the generation, treatment, storage, handling, transportation and disposal of solid waste and requires states to develop programs to ensure the safe disposal of solid waste. RCRA divides solid waste into two groups, hazardous and nonhazardous. Wastes are generally classified as hazardous if they either: (1) are specifically included on a list of hazardous wastes; or (2) exhibit certain characteristics defined as hazardous. Household wastes are specifically designated as nonhazardous. Wastes classified as hazardous under RCRA are subject to much stricter regulation than wastes classified as nonhazardous, and businesses that deal with hazardous waste are subject to regulatory obligations in addition to those imposed on handlers of nonhazardous waste. From time to time, our intermodal services business transports hazardous materials in compliance with federal transportation requirements. Some of our ancillary operations, such as vehicle maintenance operations, may generate hazardous wastes. We manage these wastes in substantial compliance with applicable laws.

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

The Federal Water Pollution Control Act of 1972, or the Clean Water Act

The Clean Water Act regulates the discharge of pollutants from a variety of sources, including solid waste disposal sites and transfer stations, into waters of the United States. If run-off from our owned or operated transfer stations or run-off or collected leachate from our owned or operated landfills is discharged into streams, rivers or other surface waters, the Clean Water Act would require us to apply for and obtain a discharge permit, conduct sampling and monitoring and, under certain circumstances, reduce the quantity of pollutants in such discharge. Also, virtually all landfills are required to comply with the EPA’s storm water regulations issued in November 1990, which are designed to prevent contaminated landfill storm water run-off from flowing into surface waters. We believe that our facilities comply in all material respects with the Clean Water Act requirements. Various states in which we operate or may operate in the future have been delegated authority to implement the Clean Water Act permitting requirements, and some of these states have adopted regulations that are more stringent than the federal Clean Water Act requirements. For example, states often require permits for discharges that may impact ground water as well as surface water.

The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or CERCLA

CERCLA established a regulatory and remedial program intended to provide for the investigation and cleanup of facilities where or from which a release of any hazardous substance into the environment has occurred or is threatened. CERCLA’s primary mechanism for remedying such problems is to impose strict joint and several liability for cleanup of facilities on current owners and operators of the site, former owners and operators of the site at the time of the disposal of the hazardous substances, any person who arranges for the transportation, disposal or treatment of the hazardous substances, and the transporters who select the disposal and treatment facilities, regardless of the care exercised by such persons. CERCLA also imposes liability for the cost of evaluating and remedying any damage to natural resources. The costs of CERCLA investigation and cleanup can be very substantial. Liability under CERCLA does not depend on the existence or disposal of “hazardous waste” as defined by RCRA; it can also be based on the release of even very small amounts of the more than 700 “hazardous substances” listed by the EPA, many of which can be found in household waste. In addition, the definition of “hazardous substances” in CERCLA incorporates substances designated as hazardous or toxic under the federal Clean Water Act, Clear Air Act and Toxic Substances Control Act. If we were found to be a responsible party for a CERCLA cleanup, the enforcing agency could hold us, or any other generator, transporter or the owner or operator of the contaminated facility, responsible for all investigative and remedial costs, even if others were also liable. CERCLA also authorizes the imposition of a lien in favor of the United States on all real property subject to, or affected by, a remedial action for all costs for which a party is liable. Subject to certain procedural restrictions, CERCLA gives a responsible party the right to bring a contribution action against other responsible parties for their allocable shares of investigative and remedial costs. Our ability to obtain reimbursement from others for their allocable shares of such costs would be limited by our ability to find other responsible parties and prove the extent of their responsibility, their financial resources, and other procedural requirements. Various state laws also impose strict joint and several liability for investigation, cleanup and other damages associated with hazardous substance releases.

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

Climate Change Laws and Regulations

On September 27, 2006, California enacted AB32, the Global Warming Solutions Act of 2006, which established the first statewide program in the United States to limit greenhouse gas, or GHG, emissions and impose penalties for non-compliance. Since then, the California Air Resources Board has taken and plans to take various actions to implement the program, including the approval on December 11, 2008, of an AB32 Scoping Plan summarizing the main GHG-reduction strategies for California.

Because landfill and collection operations emit GHG, our operations in California are subject to regulations issued under AB32. These regulations increase our costs for those operations. If we are unable to pass such higher costs through to our customers, our business, financial condition and operating results could be adversely affected.

Climate change laws and regulations could also affect our non-California operations. For example, California’s AB32 Scoping Plan described above recommends a GHG cap and trade system in conjunction with the Western Climate Initiative, which currently includes seven states and four Canadian provinces. Also, President Barack Obama has stated that he favors reducing GHG to 1990 levels by 2020 and imposing an economy-wide cap-and-trade program to achieve a further 80 percent reduction by 2050.

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

Many municipalities also have enacted or could enact ordinances, local laws and regulations affecting our operations. These include zoning and health measures that limit solid waste management activities to specified sites or activities, flow control provisions that direct or restrict the delivery of solid wastes to specific facilities, laws that grant the right to establish franchises for collection services and bidding for such franchises, and bans or other restrictions on the movement of solid wastes into a municipality.

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

Some state and local authorities enforce certain federal requirements in addition to state and local laws and regulations. For example, in some states, local or state authorities enforce requirements of RCRA, the OSH Act and parts of the Clean Air Act and the Clean Water Act instead of the EPA or OSHA, as applicable, and in some states such laws are enforced jointly by state or local and federal authorities.

Public Utility Regulation

In some states, public authorities regulate the rates that landfill operators may charge. The adoption of rate regulation or the reduction of current rates in states in which we own or operate landfills could adversely affect our business, financial condition and operating results.

Solid waste collection services in all unincorporated areas of Washington and in electing municipalities in Washington are provided under G Certificates awarded by the WUTC. In association with the regulation of solid waste collection service levels in these areas, the WUTC also reviews and approves rates for regulated solid waste collection and transportation service.

RISK MANAGEMENT, INSURANCE AND FINANCIAL SURETY BONDS

Risk Management

We maintain environmental and other risk management programs that we believe are appropriate for our business. Our environmental risk management program includes evaluating existing facilities and potential acquisitions for environmental law compliance. We do not presently expect environmental compliance costs to increase materially above current levels, but we cannot predict whether future acquisitions will cause such costs to increase. We also maintain a worker safety program that encourages safe practices in the workplace. Operating practices at our operations emphasize minimizing the possibility of environmental contamination and litigation. Our facilities comply in all material respects with applicable federal and state regulations.

Insurance

We are effectively self-insured for automobile liability, property, general liability, workers’ compensation, employer’s liability claims, and employee group health insurance. Our loss exposure for insurance claims is generally limited to per incident deductibles. Losses in excess of deductible levels are insured subject to policy limits. Under our current insurance program, we carry per incident deductibles of $2 million for automobile liability claims, $1.5 million for workers’ compensation and employer’s liability claims, $1 million ($2 million aggregate) for general liability claims, $25,000 for property claims and $250,000 for employee group health insurance. During the 12-month policy term, our automobile liability policy will pay up to $3 million per incident, after we pay the $2 million per incident deductible. Additionally, we have an umbrella policy with a third-party insurance company for automobile liability, general liability and employer’s liability that will pay, during the policy term, up to $50 million per incident in excess of the $5 million limit for automobile claims and in excess of the $1.5 million limit for employer’s liability claims and will pay up to an aggregate of $50 million in excess of the $2 million aggregate limit for general liability claims. Since workers’ compensation is a statutory coverage limited only by the various state jurisdictions, the umbrella coverage is not applicable. Also, our umbrella policy does not cover property claims, as the insurance limits for these claims are in accordance with the replacement values of the insured property. From time to time, actions filed against us include claims for punitive damages, which are generally excluded from coverage under all of our liability insurance policies.

We carry environmental protection insurance under a three-year (annual for the state of California) policy, expiring in November 2011, with coverage of $10 million per occurrence and a $20 million aggregate limit, after we pay the $250,000 per incident deductible. This insurance policy covers all owned or operated landfills, certain transfer stations and other facilities. Subject to policy terms, insurance coverage is guaranteed for acquired and newly-constructed facilities, but each addition to the policy is underwritten on a site-specific basis and the premium is set according to the conditions found at the site. Our policy provides insurance for new pollution conditions that originate after the commencement of our coverage. Pollution conditions existing prior to the commencement of our coverage, if found, could be excluded from coverage.

Financial Surety Bonds

We use financial surety bonds for a variety of corporate guarantees. The financial surety bonds are primarily used for guaranteeing municipal contract performance and providing financial assurances to meet final capping, landfill closure and post-closure obligations as required under certain environmental regulations. In addition to surety bonds, such guarantees and obligations may also be met through alternative financial assurance instruments, including insurance, letters of credit and restricted asset deposits. At December 31, 2007 and 2008, we had provided customers and various regulatory authorities with surety bonds in the aggregate amount of approximately $112.5 million and $113.3 million, respectively, to secure our landfill final capping, closure and post-closure requirements and $51.8 million and $48.5 million, respectively, to secure performance under collection contracts and landfill operating agreements.

We own a 9.9% interest in a company that, among other activities, issues financial surety bonds to secure final capping, landfill closure and post-closure obligations for companies operating in the solid waste sector, including a portion of our own.

EMPLOYEES

At December 31, 2008, we employed 5,379 full-time employees, of which 573, or approximately 11% of our workforce, were employed under collective bargaining agreements, primarily with the Teamsters Union. These employees are subject to labor agreements that are renegotiated periodically. We have nine collective bargaining agreements covering 420 employees that are set to expire during 2009. We do not expect any significant disruption in our overall business in 2009 as a result of labor negotiations, employee strikes or organizational efforts.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning our executive officers and key employee as of February 6, 2009:

NAME	AGE	POSITIONS
Ronald J. Mittelstaedt (1)	45	Chief Executive Officer and Chairman
Steven F. Bouck	51	President
Darrell W. Chambliss	44	Executive Vice President and Chief Operating Officer
Worthing F. Jackman	44	Executive Vice President and Chief Financial Officer
David M. Hall	51	Senior Vice President – Sales and Marketing
James M. Little	47	Senior Vice President – Engineering and Disposal
Eric M. Merrill	56	Senior Vice President – People, Safety and Development
David G. Eddie	39	Vice President – Corporate Controller
Eric O. Hansen	43	Vice President – Chief Information Officer
Jerri L. Hunt (2)	57	Vice President – Employee Relations
Scott I. Schreiber	52	Vice President – Disposal Operations
Patrick J. Shea	38	Vice President, General Counsel and Secretary
Richard K. Wojahn	51	Vice President – Business Development

(1)	Member of the Executive Committee of the Board of Directors.
(2)	Key employee.

Ronald J. Mittelstaedt has been Chief Executive Officer and a director of Waste Connections since the company was formed, and was elected Chairman in January 1998. Mr. Mittelstaedt also served as President from Waste Connections’ formation through August 2004. Mr. Mittelstaedt has more than 20 years of experience in the solid waste industry. Mr. Mittelstaedt holds a B.A. degree in Business Economics with a finance emphasis from the University of California at Santa Barbara.

Steven F. Bouck has been President of Waste Connections since September 1, 2004. From February 1998 to that date, Mr. Bouck served as Executive Vice President and Chief Financial Officer. Mr. Bouck held various positions with First Analysis Corporation from 1986 to 1998, focusing on financial services to the environmental industry. Mr. Bouck holds B.S. and M.S. degrees in Mechanical Engineering from Rensselaer Polytechnic Institute, and an M.B.A. in Finance from the Wharton School.

Darrell W. Chambliss has been Executive Vice President and Chief Operating Officer of Waste Connections since October 2003. From October 1, 1997 to that date, Mr. Chambliss served as Executive Vice President – Operations. Mr. Chambliss has more than 19 years of experience in the solid waste industry. Mr. Chambliss holds a B.S. degree in Business Administration from the University of Arkansas.

Worthing F. Jackman has been Executive Vice President and Chief Financial Officer of Waste Connections since September 1, 2004. From April 2003 to that date, Mr. Jackman served as Vice President – Finance and Investor Relations. Mr. Jackman held various investment banking positions with Alex. Brown & Sons, now Deutsche Bank Securities, Inc., from 1991 through 2003, including most recently as a Managing Director within the Global Industrial & Environmental Services Group. In that capacity, he provided capital markets and strategic advisory services to companies in a variety of sectors, including solid waste services. Mr. Jackman serves as a director for Quanta Services, Inc. He holds a B.S. degree in Finance from Syracuse University and an M.B.A. from the Harvard Business School.

David M. Hall has been Senior Vice President – Sales and Marketing of Waste Connections since October 2005. From August 1998 to that date, Mr. Hall served as Vice President – Business Development. Mr. Hall has more than 21 years of experience in the solid waste industry with extensive operating and marketing experience in the Western U.S. Mr. Hall received a B.S. degree in Management and Marketing from Missouri State University.

James M. Little has been Senior Vice President – Engineering and Disposal of Waste Connections since February 2009. From September 1999 to that date, Mr. Little served as Vice President – Engineering. Mr. Little held various management positions with Waste Management, Inc. (formerly USA Waste Services, Inc., which acquired Waste Management, Inc. and Chambers Development Co. Inc.) from April 1990 to September 1999, including Regional Environmental Manager and Regional Landfill Manager, and most recently Division Manager in Ohio, where he was responsible for the operations of ten operating companies in the Northern Ohio area. Mr. Little is a certified professional geologist and holds a B.S. degree in Geology from Slippery Rock University.

Eric M. Merrill has been Senior Vice President – People, Safety and Development of Waste Connections since January 2009. From June 2007 to that date, Mr. Merrill served as Senior Vice President – People, Training and Development. Mr. Merrill joined us in 1998 and since 2000 had served as Regional Vice President – Pacific Northwest Region. Mr. Merrill has over 20 years of experience in the solid waste industry. He holds a B.S. degree in Accounting from the University of Oregon.

David G. Eddie has been Vice President – Corporate Controller of Waste Connections since March 2004. From April 2003 to that date, Mr. Eddie served as Vice President – Public Reporting and Compliance. From May 2001 to March 2003, Mr. Eddie served as Director of Finance. Mr. Eddie served as Corporate Controller for International FiberCom, Inc. from April 2000 to May 2001. From September 1999 to April 2000, Mr. Eddie served as Waste Connections’ Manager of Financial Reporting. From September 1994 to September 1999, Mr. Eddie held various positions, including Audit Manager, for PricewaterhouseCoopers LLP. Mr. Eddie is a Certified Public Accountant and holds a B.S. degree in Accounting from California State University, Sacramento.

Eric O. Hansen has been Vice President – Chief Information Officer of Waste Connections since July 2004. From January 2001 to that date, Mr. Hansen served as Vice President – Information Technology. From April 1998 to December 2000, Mr. Hansen served as Director of Management Information Systems. Mr. Hansen holds a B.S. degree from Portland State University.

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

Scott I. Schreiber has been Vice President – Disposal Operations of Waste Connections since February 2009. From October 1998 to that date, Mr. Schreiber served as Director of Landfill Operations. Mr. Schreiber has more than 29 years of experience in the solid waste industry. From September 1993 to September 1998, Mr. Schreiber served as corporate Director of Landfill Development and corporate Director of Environmental Compliance for Allied Waste Industries, Inc. From August 1988 to September 1993, Mr. Schreiber served as Regional Engineer (Continental Region) and corporate Director of Landfill Development for Laidlaw Waste Systems Inc. From June 1979 to August 1988, Mr. Schreiber held several managerial and technical positions in the solid waste and environmental industry. Mr. Schreiber holds a B.S. degree in Chemistry from the University of Wisconsin at Parkside.

Patrick J. Shea has been Vice President, General Counsel and Secretary of Waste Connections since February 2009. From February 2008 to that date, Mr. Shea served as General Counsel and Secretary. He served as Corporate Counsel from February 2004 to February 2008. Mr. Shea practiced corporate and securities law with Brobeck, Phleger & Harrison LLP in San Francisco from 1999 to 2003 and Winthrop, Stimson, Putnam & Roberts (now Pillsbury Winthrop Shaw Pittman LLP) in New York and London from 1995 to 1999. Mr. Shea holds a B.S. degree in Managerial Economics from the University of California at Davis and a J.D. degree from Cornell University.

Richard K. Wojahn has been Vice President – Business Development of Waste Connections since February 2009. From September 2005 to that date, Mr. Wojahn served as Director of Business Development. Mr. Wojahn served as Vice President of Operations for Mountain Jack Environmental Services, Inc. (which was acquired by Waste Connections in September 2005) from January 2004 to September 2005. Mr. Wojahn has more than 25 years of experience in the solid waste industry having held various management positions with Waste Management, Inc. and Allied Waste Industries, Inc. Mr. Wojahn attended Western Illinois University.

AVAILABLE INFORMATION

Our corporate website address is http://www.wasteconnections.com. The information on our website is not incorporated by reference in this annual report on Form 10-K. We make our reports on Forms 10-K, 10-Q and 8-K and any amendments to such reports available on our website free of charge as soon as reasonably practicable after we file them with or furnish them to the Securities and Exchange Commission, or SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC, 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Risks Related to Our Business

A portion of our growth and future financial performance depends on our ability to integrate acquired businesses into our organization and operations.

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

Downturns in the worldwide economy adversely affect operating results.

Weakness in the worldwide economy has had a negative effect on our operating results, including decreases in volume generally associated with the construction industry and declines in recycled commodity prices. In an economic slowdown, we may also experience the negative effects of increased competitive pricing pressure, customer turnover, and reductions in customer service requirements. Worsening economic conditions or a prolonged or recurring recession could adversely affect our operating results and expected seasonal fluctuations. Further, we cannot assure you that an improvement in economic conditions will result in an immediate, if at all positive, improvement in our operating results or cash flows.

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

We also compete with counties, municipalities and solid waste districts that maintain or could in the future choose to maintain their own waste collection and disposal operations, including through the implementation of flow control ordinances or similar legislation. These operators may have financial advantages over us because of their access to user fees and similar charges, tax revenues and tax-exempt financing.

We may lose contracts through competitive bidding, early termination or governmental action.

We derive a significant portion of our revenues from market areas where we have exclusive arrangements, including franchise agreements, municipal contracts and G Certificates. Many franchise agreements and municipal contracts are for a specified term and are or will be subject to competitive bidding in the future. For example, we have approximately 288 contracts, representing approximately 4.7% of our annual revenues, which are set for expiration or automatic renewal through December 31, 2009. Although we intend to bid on additional municipal contracts and franchise agreements, we may not be the successful bidder. In addition, some of our customers may terminate their contracts with us before the end of the contract term.

Governmental action may also affect our exclusive arrangements. Municipalities may annex unincorporated areas within counties where we provide collection services. As a result, our customers in annexed areas may be required to obtain services from competitors that have been franchised by the annexing municipalities to provide those services. In addition, municipalities in which services are currently provided on a competitive basis may elect to franchise collection services. Unless we are awarded franchises by these municipalities, we will lose customers. Municipalities may also decide to provide services to their residents themselves, on an optional or mandatory basis, causing us to lose customers. Municipalities in Washington may, by law, annex any unincorporated territory, which could remove such territory from an area covered by a G Certificate issued to us by the WUTC. Such occurrences could subject more of our Washington operations to competitive bidding. Moreover, legislative action could amend or repeal the laws governing WUTC regulation, which could harm our competitive position by subjecting more areas to competitive bidding and/or overlapping service. If we are not able to replace revenues from contracts lost through competitive bidding or early termination or from the renegotiation of existing contracts with other revenues within a reasonable time period, our revenues could decline.

Price increases may not be adequate to offset the impact of increased costs or may cause us to lose volume.

We seek to secure price increases necessary to offset increased costs, to improve operating margins and to obtain adequate returns on our deployed capital. Contractual, general economic or market-specific conditions may limit our ability to raise prices. As a result of these factors, we may be unable to offset increases in costs, improve operating margins and obtain adequate investment returns through price increases. We may also lose volume to lower-cost competitors.

Increases in the price of fuel may adversely affect our business and reduce our operating margins.

The market price of fuel is volatile and rose substantially in recent years before falling with the general economic downturn in late 2008. We generally purchase diesel fuel at market prices, and such prices have fluctuated significantly. A significant increase in our fuel cost could adversely affect our business and reduce our operating margins and reported earnings. To manage a portion of this risk, in the fourth quarter of 2008, we entered into multiple commodity swap agreements related to forecasted diesel fuel purchases as well as multiple fixed-price fuel purchase contracts. During periods of falling diesel fuel prices, such as the recent drop in fuel prices, our hedge payable positions may increase and it may become more expensive to purchase fuel under our fixed-price fuel purchase contracts than at market prices.

Increases in labor and disposal and related transportation costs could impact our financial results.

Our continued success will depend on our ability to attract and retain qualified personnel. We compete with other businesses in our markets for qualified employees. From time to time, the labor supply is tight in some of our markets. A shortage of qualified employees would require us to enhance our wage and benefits packages to compete more effectively for employees, to hire more expensive temporary employees or to contract for services with more expensive third-party vendors. Labor is one of our highest costs and relatively small increases in labor costs per employee could materially affect our cost structure. If we fail to attract and retain qualified employees, control our labor costs during periods of declining volumes, or recover any increased labor costs through increased prices we charge for our services or otherwise offset such increases with cost savings in other areas, our operating margins could suffer. Disposal and related transportation costs are our second highest cost category. If we incur increased disposal and related transportation costs to dispose of solid waste, and if, in either case, we are unable to pass these costs on to our customers, our operating results would suffer.

We could face significant withdrawal liability if we withdraw from participation in one or more multiemployer pension plans in which we participate.

We participate in various “multiemployer” pension plans administered by employee and union trustees. We make periodic contributions to these plans to allow them to meet their pension benefit obligations to their participants. In the event that we withdraw from participation in one of these plans, then applicable law could require us to make an additional lump-sum contribution to the plan, and we would have to reflect that as an expense in our consolidated statement of operations and as a liability on our consolidated balance sheet. Our withdrawal liability for any multiemployer plan would depend on the extent of the plan’s funding of vested benefits. In the ordinary course of our renegotiation of collective bargaining agreements with labor unions that participate in these plans, we may decide to discontinue participation in a plan, and in that event, we could face a withdrawal liability. Some multiemployer plans in which we participate may have significant underfunded liabilities because of the general economic downturn in the fourth quarter of 2008. Such underfunding could increase the size of our potential withdrawal liability.

Efforts by labor unions could divert management attention and adversely affect operating results.

From time to time, labor unions attempt to organize our employees. Some groups of our employees are represented by unions, and we have negotiated collective bargaining agreements with most of these groups. We are currently engaged in negotiations with other groups of employees represented by unions. Additional groups of employees may seek union representation in the future. Negotiating collective bargaining agreements with these groups could divert management attention and adversely affect operating results. If we are unable to negotiate acceptable collective bargaining agreements, we might have to wait through “cooling off” periods, which are often followed by union-initiated work stoppages, including strikes. Additionally, it is expected that the Employee Free Choice Act will be reintroduced in the new Congress. If reintroduced and enacted in its most recent form, the Employee Free Choice Act would: (1) allow unions to become the representative of previously unrepresented employees by getting so-called “authorization cards” signed by a majority of the employees involved, without requiring the union to go through a secret ballot election; (2) require binding arbitration upon an employer and the union if they were unable to negotiate a first contract within specified timelines; and (3) impose new penalties on employers who violate provisions of the Act. Furthermore, any significant work stoppage or slowdown at ports or by railroad workers could reduce or interrupt the flow of cargo containers through our intermodal facilities. Depending on the type and duration of any labor disruptions, our operating expenses could increase significantly, which could adversely affect our financial condition, results of operations and cash flows.

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

Additionally, given the continued credit crisis and related turmoil in the global financial system, our ability to access the capital markets may be severely restricted at a time when we would like, or need, to do so. While we expect we will be able to fund some of our acquisitions with our existing resources, additional financing to pursue additional acquisitions may be required. However, if current market conditions continue to persist, or deteriorate further, we may be unable to secure additional financing or any such additional financing may be available to us on unfavorable terms, which could have an impact on our flexibility to pursue additional acquisition opportunities and maintain our desired level of revenue growth in the future. In addition, disruptions in the capital and credit markets, as were experienced during 2008, could adversely affect our ability to draw on our credit facility. Our access to funds under the credit facility is dependent on the ability of the banks that are parties to the facility to meet their funding commitments. Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.

Our indebtedness could adversely affect our financial condition; we may incur substantially more debt in the future.

As of December 31, 2008, we had $835.5 million of total indebtedness outstanding. We may incur substantial additional debt in the future. The incurrence of substantial additional indebtedness could have important consequences to you. For example, it could:

●	increase our vulnerability to general adverse economic and industry conditions;
●	limit our ability to obtain additional financing or refinancings at attractive rates;
●
require the dedication of a substantial portion of our cash flow from operations to the payment of principal of, and interest on, our indebtedness, thereby reducing the availability of such cash flow to fund our growth strategy, working capital, capital expenditures and other general corporate purposes;

●	limit our flexibility in planning for, or reacting to, changes in our business and the industry; and
●	place us at a competitive disadvantage relative to our competitors with less debt.

Each business that we acquire or have acquired may have liabilities that we fail or are unable to discover, including environmental liabilities.

It is possible that the corporate entities or sites we have acquired, or which we may acquire in the future, have liabilities in respect of former or existing operations or properties, or otherwise, which we have not been able to identify and assess through our due diligence investigations. As a successor owner, we may be legally responsible for those liabilities that arise from businesses that we acquire. Even if we obtain legally enforceable representations, warranties and indemnities from the sellers of such businesses, they may not cover the liabilities fully or the sellers may not have sufficient funds to perform their obligations. Some environmental liabilities, even if we do not expressly assume them, may be imposed on us under various regulatory schemes and other applicable laws. In addition, our insurance program may not cover such sites and will not cover liabilities associated with some environmental issues that may exist prior to attachment of coverage. A successful uninsured claim against us could harm our financial condition or operating results.

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

The financial soundness of our customers could affect our business and operating results.

As a result of the disruptions in the financial markets and other macro-economic challenges currently affecting the economy of the United States and other parts of the world, our customers may experience cash flow concerns. As a result, if customers’ operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, customers may not be able to pay, or may delay payment of, accounts receivable owed to us. Any inability of current and/or potential customers to pay us for services may adversely affect our financial condition, results of operations and cash flows.

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

We depend on two major railroads for the intermodal services we provide – the Burlington Northern Santa Fe and Union Pacific. Consequently, a reduction in, or elimination of, rail service to a particular market is likely to adversely affect our ability to provide intermodal transportation services to some of our customers. In addition, the railroads are relatively free to adjust shipping rates up or down as market conditions permit when existing contracts expire. Rate increases would result in higher intermodal transportation costs, reducing the attractiveness of intermodal transportation compared to solely trucking or other transportation modes, which could cause a decrease in demand for our services. Our business could also be adversely affected by harsh weather conditions or other factors that hinder the railroads’ ability to provide reliable transportation services.

We may incur additional charges related to capitalized expenditures, which would decrease our earnings.

In accordance with U.S. generally accepted accounting principles, we capitalize some expenditures and advances relating to landfill development projects. We expense indirect costs such as executive salaries, general corporate overhead and other corporate services as we incur those costs. We charge against earnings any unamortized capitalized expenditures and advances (net of any amount that we estimate we will recover, through sale or otherwise) that relate to any operation that is permanently shut down or determined to be impaired and any landfill development project that we do not expect to complete. Any such charges against earnings could decrease our stock price.

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

Our implementation of and compliance with changes in accounting rules and interpretations could adversely affect our operating results or cause unanticipated fluctuations in our results in future periods. The accounting rules and regulations that we must comply with are complex and continually changing. Recent actions and public comments from the SEC have focused on the integrity of financial reporting generally. The Financial Accounting Standards Board, or FASB, has recently introduced several new or proposed accounting standards, or is developing new proposed standards, which would represent a significant change from current industry practices. For example, Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, which became effective for us on January 1, 2009, changes how the purchase price is calculated and fair values are determined in connection with an acquisition and also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. Another example, FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which became effective for us on January 1, 2009, changes the accounting for convertible debt and requires the liability and equity components to be accounted for separately in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. In addition, many companies’ accounting policies are being subjected to heightened scrutiny by regulators and the public. While we believe that our financial statements have been prepared in accordance with U.S. generally accepted accounting principles, we cannot predict the impact of future changes to accounting principles or our accounting policies on our financial statements going forward.

Risks Related to Our Industry

Our financial and operating performance may be affected by the inability to renew landfill operating permits, obtain new landfills and expand existing ones.

We currently own and/or operate a number of landfills. Our ability to meet our financial and operating objectives may depend in part on our ability to renew landfill operating permits, acquire, lease and expand existing landfills and develop new landfill sites. It has become increasingly difficult and expensive to obtain required permits and approvals to build, operate and expand solid waste management facilities, including landfills and transfer stations. Operating permits for landfills in states where we operate must generally be renewed every five to ten years, although some permits are required to be renewed more frequently. These operating permits often must be renewed several times during the permitted life of a landfill. The permit and approval process is often time consuming, requires numerous hearings and compliance with zoning, environmental and other requirements, is frequently challenged by citizens, public interest and other groups, and may result in the denial of a permit or renewal, the award of a permit or renewal for a shorter duration than we believed was otherwise required by law, or burdensome terms and conditions being imposed on our operations. We may not be able to obtain new landfill sites or expand the permitted capacity of our landfills when necessary. Obtaining new landfill sites is important to our expansion into new, non-exclusive markets. If we do not believe that we can obtain a landfill site in a non-exclusive market, we may choose not to enter that market. Expanding existing landfill sites is important in those markets where the remaining lives of our landfills are relatively short. We may choose to forego acquisitions and internal growth in these markets because increased volumes would further shorten the lives of these landfills. Any of these circumstances could adversely affect our operating results.

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

We provide recycling services to some of our customers. The majority of the recyclables we process for sale are paper products that are shipped to customers in Asia. The sale prices of and demands for recyclable commodities, particularly paper products, are frequently volatile and when they decline, as they did beginning in the fourth quarter of 2008, our revenues, operating results and cash flows will be affected. Our recycling operations offer rebates to suppliers, based on the market prices of commodities we buy to process for resale. Therefore, if we recognize increased revenues resulting from higher prices for recyclable commodities, the rebates we pay to suppliers will also increase, which also may impact our operating results.

Extensive and evolving environmental and health and safety laws and regulations may restrict our operations and growth and increase our costs.

Existing environmental laws and regulations have become more stringently enforced in recent years because of greater public interest in protecting the environment. In addition, our industry is subject to regular enactment of new or amended federal, state and local environmental and health and safety statutes, regulations and ballot initiatives, such as those regulating GHG emissions, as well as judicial decisions interpreting these requirements. These requirements impose substantial capital and operating costs and operational limitations on us and may adversely affect our business. In addition, federal, state and local governments may change the rights they grant to, and the restrictions they impose on, solid waste services companies, and those changes could restrict our operations and growth.

Extensive regulations that govern the design, operation and closure of landfills may restrict our landfill operations or increase our costs of operating landfills.

Regulations that govern landfill design, operation, closure and financial assurances include the regulations that establish minimum federal requirements adopted by the EPA in October 1991 under Subtitle D of RCRA. If we fail to comply with these regulations or their state counterparts, we could be required to undertake investigatory or remedial activities, curtail operations or close landfills temporarily or permanently. Future changes to these regulations may require us to modify, supplement or replace equipment or facilities at substantial costs. If regulatory agencies fail to enforce these regulations vigorously or consistently, our competitors whose facilities are not forced to comply with the Subtitle D regulations or their state counterparts may obtain an advantage over us. Our financial obligations arising from any failure to comply with these regulations could harm our business and operating results.

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

As of December 31, 2008, we owned 135 collection operations, 39 transfer stations, 25 municipal solid waste landfills, two construction and demolition landfills, 34 recycling operations, and five intermodal operations and operated, but did not own, an additional 13 transfer stations, ten municipal solid waste landfills and one intermodal operation. We lease certain of the sites on which these facilities are located. We lease various office facilities, including our corporate offices in Folsom, California, where we occupy approximately 31,000 square feet of space. We have signed a lease for new corporate offices of approximately 54,000 square feet in Folsom, California, which we expect to occupy in February 2009. We own various equipment, including waste collection and transportation vehicles, related support vehicles, double-stack rail cars, carts, containers, chassis and heavy equipment used in landfill and intermodal operations. We believe that our existing facilities and equipment are adequate for our current operations. However, we expect to make additional investments in property and equipment for expansion and replacement of assets in connection with future acquisitions.

ITEM 3.	LEGAL PROCEEDINGS

Our subsidiary, High Desert Solid Waste Facility, Inc. (formerly known as Rhino Solid Waste, Inc.), owns undeveloped property in Chaparral, New Mexico, for which it sought a permit to operate a municipal solid waste landfill. After a public hearing, the New Mexico Environment Department (the “Department”) approved the permit for the facility on January 30, 2002. Colonias Development Council (“CDC”), a nonprofit organization, opposed the permit at the public hearing and appealed the Department’s decision to the courts of New Mexico, primarily on the grounds that the Department failed to consider the social impact of the landfill on the community of Chaparral, and failed to consider regional planning issues. On July 18, 2005, in Colonias Dev. Council v. Rhino Envtl. Servs., Inc. (In re Rhino Envtl. Servs.), 2005 NMSC 24, 117 P.3d 939, the New Mexico Supreme Court remanded the matter back to the Department to conduct a limited public hearing on certain evidence that CDC claims was wrongfully excluded from consideration by the hearing officer, and to allow the Department to reconsider the evidence already proffered concerning the impact of the landfill on the surrounding community’s quality of life. The parties have agreed to postpone the hearing until November 2009 at the earliest to allow us time to explore a possible relocation of the landfill. At December 31, 2008, we had $9.9 million of capitalized expenditures related to this landfill development project. If we are not ultimately issued a permit to operate the landfill, we will be required to expense in a future period the $9.9 million of capitalized expenditures, less the recoverable value of the undeveloped property and other amounts recovered, which would likely have a material adverse effect on our results of operations for that period.

We opened a municipal solid waste landfill in Harper County, Kansas in January 2006, following the issuance by the Kansas Department of Health and Environment (“KDHE”) of a final permit to operate the landfill. The landfill has operated continuously since that time. On October 3, 2005, landfill opponents filed a suit (Board of Comm’rs of Sumner County, Kansas, Tri-County Concerned Citizens and Dalton Holland v. Roderick Bremby, Sec’y of the Kansas Dep’t of Health and Env’t, et al.) in the District Court of Shawnee County, Kansas, seeking a judicial review of KDHE’s decision to issue the permit, alleging that a site analysis prepared for us and submitted to the KDHE as part of the process leading to the issuance of the permit was deficient in several respects. The action sought to stay the effectiveness of the permit and to nullify it. On April 7, 2006, the District Court issued an order denying the plaintiffs’ request for judicial review on the grounds that they lacked standing to bring the action. The plaintiffs appealed this decision to the Kansas Court of Appeals, and on October 12, 2007, the Court of Appeals issued an opinion reversing and remanding the District Court’s decision. We appealed the decision to the Kansas Supreme Court, and on July 25, 2008, the Supreme Court affirmed the decision of the Court of Appeals and remanded the case to the District Court for further proceedings on the merits. Plaintiffs filed a second amended petition on October 22, 2008, and we filed a motion to strike various allegations contained within the second amended petition. The motion to strike was heard before the District Court on January 26, 2009, and the Court took the matter under submission. The outcome of the issues raised in the motion will impact the scope of briefing on the ultimate issue before the District Court. It is anticipated that the briefing will be completed during the 2009 calendar year. While we believe that we will prevail in this case, the District Court could remand the matter back to KDHE for additional review of its decision or could revoke the permit. An order of remand to KDHE would not necessarily affect our continued operation of the landfill. Only in the event that a final adverse determination with respect to the permit is received would there likely be a material adverse effect on our reported income in the future. We cannot estimate the amount of any such material adverse effect.

On October 25, 2006, a purported shareholder derivative complaint captioned Travis v. Mittelstaedt, et al. was filed in the United States District Court for the Eastern District of California, naming certain of our directors and officers as defendants, and naming us as a nominal defendant. On January 30, 2007, a similar purported derivative action, captioned Pierce and Banister v. Mittelstaedt, et al., was filed in the same federal court as the Travis case. The Travis and Pierce and Banister cases have been consolidated. The consolidated complaint in the action alleges violations of various federal and California securities laws, breach of fiduciary duty, waste, and related claims in connection with the timing of certain historical stock option grants. The consolidated complaint names as defendants certain of our current and former directors and officers, and names us as a nominal defendant. On June 22, 2007, we and the individual defendants filed motions to dismiss the consolidated action. On March 19, 2008, the Court granted our motion to dismiss and provided the plaintiffs leave to file an amended consolidated complaint, which the plaintiffs filed with the Court on April 8, 2008.

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

In July 2008, the parties reached a preliminary agreement to settle all of these derivative actions, and in August 2008 the consolidated federal action was stayed as a result of the preliminary agreement. Under the terms of the preliminary agreement, we agreed to reaffirm and/or implement certain corporate governance measures and our insurance carrier agreed to pay not more than $3 million to plaintiffs’ counsel to cover plaintiffs’ counsel’s fees and costs, which are subject to court approval. The defendants expressly deny any wrongdoing and will receive a complete release of all claims. The preliminary agreement is subject to standard conditions, including final court approval. There can be no assurance that final court approval will be obtained.

In 2006, we completed a review of our historical stock option granting practices, including all option grants since our initial public offering in May 1998, and reported the results of the review to the Audit Committee of our Board of Directors. The review identified a small number of immaterial exceptions to non-cash compensation expense attributable to administrative and clerical errors. These exceptions are not material to our current and historical financial statements, and the Audit Committee concluded that no further action was necessary. As with any litigation proceeding, we cannot predict with certainty the eventual outcome of the pending federal and state derivative litigation, nor can we estimate the amount of any losses that might result.

On January 15, 2009, a purported class action complaint captioned Heath Belcher and Denessa Arguello v. Waste Connections, Inc., and Waste Connections of California, Inc. was filed in the United States District Court for the Eastern District of California, naming us and our subsidiary, Waste Connections of California, Inc., as defendants. The complaint alleges violations under the Fair Labor Standards Act related to overtime compensation, and alleges violations under California labor laws related to overtime compensation, unpaid wages, meal and rest breaks, and wage statements. The complaint also alleges violations under the California Unfair Competition Law based on the foregoing alleged violations. The complaint seeks class certification and various forms of relief, including declaratory judgment, statutory penalties, unpaid back wages, liquidated damages, restitution, interest, and attorneys’ fees and costs. We intend to vigorously defend this matter. As with any litigation proceeding, we cannot predict with certainty the eventual outcome of this matter, nor can we estimate the amount of any losses that might result.

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

In addition, we are a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business. Except as noted in the legal cases described above, as of December 31, 2008, there is no current proceeding or litigation involving us that we believe will have a material adverse impact on our business, financial condition, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the symbol “WCN.” The following table sets forth, for the periods indicated, the high and low prices per share of our common stock, as reported on the New York Stock Exchange. Prices have been adjusted to reflect our three-for-two stock split, in the form of a 50% stock dividend, effective as of March 13, 2007.

	HIGH	LOW
2007
First Quarter	$31.72	$27.18
Second Quarter	32.25	29.50
Third Quarter	33.33	29.05
Fourth Quarter	34.17	29.10

2008
First Quarter	$31.77	$28.05
Second Quarter	34.93	29.99
Third Quarter	40.74	30.31
Fourth Quarter	36.64	26.54

2009
First Quarter (through January 23, 2009)	$31.77	$25.97

As of January 23, 2009, there were 84 record holders of our common stock.

We have never paid cash dividends on our common stock and do not currently anticipate paying any cash dividends on our common stock. We have the ability under our senior revolving credit facility to repurchase our common stock and pay dividends subject to us maintaining specified financial ratios.

Performance Graph

The following performance graph compares the total cumulative stockholder returns on our common stock over the past five fiscal years with the total cumulative returns for the S&P 500 Index and a peer group index selected by us. The graph assumes an investment of $100 in our common stock on December 31, 2003, and the reinvestment of all dividends (we have not paid any dividends during the period indicated). This chart has been calculated in compliance with SEC requirements and prepared by Standard & Poor’s Compustat®.

Comparison of Cumulative Five Year Total Return

This graph and the accompanying text is not “soliciting material,” is not deemed filed with the SEC, and is not to be incorporated by reference in any filing by us under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Market prices and dividends have been adjusted to give retroactive effect to our three-for-two stock split, effective as of June 24, 2004, and our three-for-two stock split, effective as of March 13, 2007.

	Base Period Dec03	Indexed Returns Years Ending
Company Name / Index		Dec04	Dec05	Dec06	Dec07	Dec08
Waste Connections, Inc.	100	$136.02	$136.85	$165.01	$184.07	$188.07
S&P 500 Index	100	$110.88	$116.33	$134.70	$142.10	$89.53
Peer Group*	100	$109.24	$115.84	$139.53	$135.31	$132.11

*Peer Group Companies: Casella Waste Systems, Inc.; Republic Services, Inc.; Waste Management, Inc. The companies comprising our peer group in this Annual Report on Form 10-K for the year ended December 31, 2008, did not include Allied Waste Industries, Inc. and Waste Industries USA, Inc., which were both included in our peer group in our Annual Report on Form 10-K for the year ended December 31, 2007, because both companies ceased to be publicly traded companies in 2008. Allied Waste Industries, Inc. ceased to be a publicly traded company when it merged with Republic Services, Inc. in December 2008, and Waste Industries USA, Inc. ceased to be a publicly traded company when it went private in May 2008.

THE STOCK PRICE PERFORMANCE INCLUDED IN THIS GRAPH IS NOT NECESSARILY INDICATIVE OF FUTURE STOCK PRICE PERFORMANCE.

ITEM 6.	SELECTED FINANCIAL DATA

This table sets forth our selected financial data for the periods indicated. This data should be read in conjunction with, and is qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report on Form 10-K and our audited consolidated financial statements, including the related notes and our independent registered public accounting firm’s report and the other financial information included in Item 8 of this Annual Report on Form 10-K. The selected data in this section is not intended to replace the consolidated financial statements included in this report.

	YEARS ENDED DECEMBER 31,
	2004	2005	2006 (a)	2007 (a)	2008(a)
	(in thousands, except share and per share data)
STATEMENT OF OPERATIONS DATA:
Revenues	$624,544	$721,899	$824,354	$958,541	$1,049,603
Operating expenses:
Cost of operations	354,901	416,883	492,766	566,089	628,075
Selling, general and administrative	61,223	72,395	84,541	99,565	111,114
Depreciation and amortization	54,630	64,788	74,865	85,628	97,429
Loss (gain) on disposal of assets	2,120	(216)	796	250	629
Operating income	151,670	168,049	171,386	207,009	212,356

Interest expense	(22,039)	(23,966)	(30,110)	(35,023)	(38,824)
Interest income	315	477	1,140	1,593	3,297
Other income (expense), net	(2,817)	450	(3,759)	289	(633)
Income before income tax provision and minority interests	127,129	145,010	138,657	173,868	176,196
Minority interests	(11,520)	(12,422)	(12,905)	(14,870)	(12,240)
Income from continuing operations before income taxes	115,609	132,588	125,752	158,998	163,956

Income tax provision	(42,251)	(48,066)	(48,329)	(59,917)	(58,400)

Income from continuing operations	73,358	84,522	77,423	99,081	105,556

Loss on discontinued operations, net of tax	(1,087)	(579)	—	—	—
Net income	$72,271	$83,943	$77,423	$99,081	$105,556

Basic earnings per common share:
Income from continuing operations	$1.05	$1.21	$1.14	$1.45	$1.51
Discontinued operations	(0.02)	(0.01)	—	—	—
Net income per common share	$1.03	$1.20	$1.14	$1.45	$1.51

Diluted earnings per common share:
Income from continuing operations	$1.02	$1.17	$1.10	$1.42	$1.48
Discontinued operations	(0.02)	(0.01)	—	—	—
Net income per common share	$1.00	$1.16	$1.10	$1.42	$1.48

Shares used in calculating basic income per share (b)	69,872,162	70,050,974	68,136,126	68,238,523	70,024,874
Shares used in calculating diluted income per share (b)	74,205,326	72,316,952	70,408,673	69,994,713	71,419,712

	YEARS ENDED DECEMBER 31,
	2004	2005	2006 (a)	2007 (a)	2008(a)
	(in thousands, except share and per share data)
BALANCE SHEET DATA:
Cash and equivalents	$3,610	$7,514	$34,949	$10,298	$265,264
Working capital (deficit)	(12,824)	(25,625)	10,368	(24,849)	213,747
Property and equipment, net	640,730	700,508	736,428	865,330	984,124
Total assets	1,491,483	1,676,307	1,773,891	1,981,958	2,600,640
Long-term debt	489,343	586,104	637,308	719,518	830,758
Total stockholders’ equity	707,522	718,200	736,482	775,145	1,254,727

(a)
For more information regarding this financial data, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations section included in this report. For disclosures associated with the impact of the adoption of new accounting pronouncements and the comparability of this information, see Note 1 of the consolidated financial statements.

(b)
Shares have been adjusted to reflect our three-for-two stock split, paid as a 50% stock dividend, effective as of June 24, 2004, and our three-for-two stock split, paid as a 50% stock dividend, effective as of March 13, 2007.

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

Executive Overview

We are an integrated solid waste services company that provides solid waste collection, transfer, disposal and recycling services in mostly secondary markets in the Western and Southern U.S. We also provide intermodal services for the rail haul movement of cargo and solid waste containers in the Pacific Northwest through a network of intermodal facilities. We seek to avoid highly competitive, large urban markets and instead target markets where we can provide either solid waste services under exclusive arrangements, or markets where we can be integrated and attain high market share. In markets where waste collection services are provided under exclusive arrangements, or where waste disposal is municipally funded or available at multiple municipal sources, we believe that controlling the waste stream by providing collection services under exclusive arrangements is often more important to our growth and profitability than owning or operating landfills.

Operating Results

Revenue in 2008 grew 9.5% as internal growth from operations owned at least 12 months was 3.0%, and acquisitions contributed an additional 6.5% growth in revenue. As shown in the table below, internal growth decreased from 10.4% in 2007, to 3.0% in 2008.

	2007	2008
Price	4.7%	5.6%
Volume	4.0%	(1.9	% )
Intermodal, Recycling and Other	1.7%	(0.7	% )
Internal Growth	10.4%	3.0%

In 2008, the pricing component of our internal growth increased to 5.6% as a result of broad-based pricing initiatives to offset or recover significant cost increases, primarily in fuel and related items. Volume growth was a negative 1.9% for the full year, but volume declines accelerated throughout 2008 as the economic recession worsened. Volume losses for the year peaked in the fourth quarter at 5.8%. Recycling, intermodal and other negatively impacted internal growth by approximately 0.7% in 2008 primarily due to a significant drop in recycled commodity prices during the fourth quarter.

Operating margins decreased from 21.6% in 2007, to 20.2% in 2008. This 1.4 percentage point decrease was primarily attributable to higher fuel prices, which increased fuel costs as a percentage of revenue by approximately 2 percentage points, partially offset by a reduction in insurance expense. We remain intensely focused on reducing our cost structure and controlling capital expenditures given the continuing deterioration in the overall economy.

Free Cash Flow

Net cash provided by operating activities increased 23.4% to $270.4 million in 2008 from $219.1 million in 2007. Free cash flow, a non-GAAP financial measure (refer to page 42 of this report for a definition and reconciliation of free cash flow), increased 44.2% to $153.2 million in 2008, from $106.2 million in 2007. Free cash flow increased as a percentage of revenue to 14.6% in 2008, from 11.1% in 2007, primarily due to increased earnings, improved accounts receivable turnover, a decrease in tax payments, and a reduction in capital expenditures in light of volume losses due to the weakening economy. We believe our growth in free cash flow reflects the resiliency of our strategy during difficult economic times.

Capital Position

Despite the significant deterioration in the credit and equity markets during 2008, we were able to expand our credit facility by $45.0 million, issue $175.0 million of new senior notes, and complete a common stock offering raising approximately $393.9 million in net proceeds. The successful execution of our financing plan in 2008 positioned us with a strong balance sheet with over $625 million of available capital at year end 2008 to fund additional growth opportunities.  On February 6, 2009, we and some of our subsidiaries entered into an Asset Purchase Agreement with Republic Services, Inc. and some of its subsidiaries and other affiliates (“sellers”) pursuant to which we agreed to purchase from the sellers assets principally used by the sellers in connection with their solid waste collection and disposal business.  The purchase price for the assets is approximately $313.2 million, subject to pre- and post-closing pro-rations and other adjustments.  We anticipate paying for the transaction with available cash and equivalents, together with borrowings on our senior revolving credit facility.  For additional information, see Part II, Item 9B of this Annual Report on Form 10-K.

We maintain a targeted leverage ratio, as defined in our credit facility, between 2.5x and 2.75x of total debt to earnings before interest, taxes, depreciation and amortization, or EBITDA. We deployed $355.2 million during 2008 for acquisitions, $113.5 million for capital expenditures, and $31.5 million for common stock repurchases. As a result of our free cash flow and previously discussed financings and outlays, our leverage ratio remained below our targeted range at year-end 2008 while cash and equivalents increased $255.0 million over the prior year.

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

Income taxes. We use the liability method to account for income taxes. Accordingly, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. If our judgment and estimates concerning assumptions made in calculating our expected future income tax rates are incorrect, our deferred tax assets and liabilities would change. Based on our net deferred tax liability balance at December 31, 2008, each 0.1 percentage point change to our expected future income tax rate would change our net deferred tax liability balance and income tax expense by approximately $0.6 million.

Effective January 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 requires a company to evaluate whether the tax position taken by a company will more likely than not be sustained upon examination by the appropriate taxing authority. It also provides guidance on how a company should measure the amount of benefit that the company is to recognize in its financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Our reassessment of our tax positions in accordance with FIN 48 did not have a material impact on our results of operations, financial condition or liquidity. For additional information regarding FIN 48, see Note 13, Income Taxes, of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Accounting for landfills. We recognize landfill depletion expense as airspace of a landfill is consumed. Our landfill depletion rates are based on the remaining disposal capacity at our landfills, considering both permitted and expansion airspace. Landfill final capping, closure and post-closure liabilities are calculated by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure and discounting the inflated total to its present value using a credit-adjusted, risk-free rate. The resulting final capping, closure and post-closure obligation is recorded on the balance sheet as an addition to site costs and amortized as depletion expense as the landfill’s total airspace is consumed. The accounting methods discussed below require us to make certain estimates and assumptions. Changes to these estimates and assumptions could have a material effect on our financial condition and results of operations. Any changes to our estimates are applied prospectively.

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

Final capping, closure and post-closure obligations. We accrue for estimated final capping, closure and post-closure maintenance obligations at the landfills we own, and the landfills that we operate, but do not own, under life-of-site agreements. We could have additional material financial obligations relating to final capping, closure and post-closure costs at other disposal facilities that we currently own or operate or that we may own or operate in the future. In 2008, we calculated the net present value of our final capping, closure and post closure commitments assuming a 2.5% inflation rate and a 7.5% discount rate. The resulting final capping, closure and post-closure obligation is recorded on the balance sheet as an addition to site costs and amortized as depletion expense as the landfill’s total airspace is consumed. Significant reductions in our estimates of the remaining lives of our landfills or significant increases in our estimates of the landfill final capping, closure and post-closure maintenance costs could have a material adverse effect on our financial condition and results of operations. Additionally, changes in regulatory or legislative requirements could increase our costs related to our landfills, resulting in a material adverse effect on our financial condition and results of operations.

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

1)
the land where the expansion is being sought is contiguous to the current disposal site, and we either own the expansion property or it is under an option, purchase, operating or other similar agreement;

2)	total development costs, final capping costs, and closure/post-closure costs have been determined;
3)	internal personnel have performed a financial analysis of the proposed expansion site and have determined that it has a positive financial and operational impact;
4)	internal personnel or external consultants are actively working to obtain the necessary approvals to obtain the landfill expansion permit; and
5)
we consider it probable that we will achieve the expansion (for a pursued expansion to be considered probable, there must be no significant known technical, legal, community, business or political restrictions or similar issues existing that could impair the success of the expansion).

We may be unsuccessful in obtaining permits for expansion disposal capacity at our landfills. In such cases, we will charge the previously capitalized development costs to expense. This will adversely affect our operating results and cash flows and could result in greater landfill depletion expense being recognized on a prospective basis.

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

Goodwill and indefinite-lived intangible testing. Goodwill and indefinite-lived intangibles are tested for impairment on at least an annual basis in the fourth quarter of the year. In the first step of testing for goodwill impairment, we estimate the fair value of each reporting unit, which we have determined to be our geographic operating segments, and compare the fair value with the carrying value of the net assets assigned to each reporting unit. If the fair value of a reporting unit is greater than the carrying value of the net assets assigned to the reporting unit, then no impairment results. If the fair value is less than its carrying value, then we would perform a second step and determine the fair value of the goodwill. In this second step, the fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the purchase price were being initially allocated. If the fair value of the goodwill is less than its carrying value for a reporting unit, an impairment charge would be recorded to earnings in our Consolidated Statement of Income. In testing indefinite-lived intangibles for impairment, we compare the estimated fair value of each indefinite-lived intangible to its carrying value. If the fair value of the indefinite-lived intangible is less than its carrying value, an impairment charge would be recorded to earnings in our Consolidated Statement of Income.

To determine the fair value of each of our reporting units as a whole and each indefinite-lived intangible asset, we use discounted cash flow analyses, which require significant assumptions and estimates about the future operations of each reporting unit and the future discrete cash flows related to each indefinite-lived intangible asset. Significant judgments inherent in these analyses include the determination of appropriate discount rates, the amount and timing of expected future cash flows and growth rates. The cash flows employed in our 2008 discounted cash flow analyses were based on ten-year financial forecasts, which in turn were based on the 2009 annual budget developed internally by management. These forecasts reflect perpetual revenue growth rates of 5.0% and operating profit margins that were consistent with 2008 results. Our discount rate assumptions are based on an assessment of the Company’s weighted average cost of capital. In assessing the reasonableness of our determined fair values of our reporting units, we evaluate our results against our current market capitalization.

In addition, we would evaluate a reporting unit for impairment if events or circumstances change between annual tests indicating a possible impairment. Examples of such events or circumstances include the following:

●	A significant adverse change in legal factors or in the business climate,
●	An adverse action or assessment by a regulator,
●	A more likely than not expectation that a segment or a significant portion thereof will be sold, or
●
The testing for recoverability under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, of a significant asset group within the segment.

We did not record an impairment charge as a result of our goodwill and indefinite-lived intangibles impairment test in 2008. However, there can be no assurance that goodwill and indefinite-lived intangibles will not be impaired at any time in the future.

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

Stock-based compensation. Effective January 2006, we adopted the provisions of SFAS 123(R), Share-Based Payment, for our share-based compensation plans. We previously accounted for these plans under the recognition and measurement principles of APB 25 and related interpretations and disclosure requirements established by SFAS 123, Accounting for Stock-Based Compensation. We adopted SFAS 123(R) using the modified prospective method. Under this method, all share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. Prior periods are not restated.

Consistent with prior years, we used the Black-Scholes option pricing model which requires extensive use of accounting judgment and financial estimation, including estimates of the expected term option holders will retain their vested stock options before exercising them, the estimated volatility of our common stock price over the expected term, and the number of options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and, consequently, the related amounts recognized for the year ended December 31, 2008, in the Consolidated Statements of Income within this report.

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

Our revenues from intermodal services consist mainly of fees we charge customers for the movement of cargo containers between our intermodal facilities. We also generate revenue from the storage, maintenance and repair of cargo and solid waste containers and the sale or lease of containers and chassis.

The table below shows for the periods indicated our total reported revenues attributable to services provided in thousands and as percentages of revenues.

	Years Ended December 31,
	2006		2007		2008
Collection	$602,762	64.2%	$693,675	63.8%	$787,713	66.4%
Disposal and transfer	259,190	27.6	298,954	27.5	308,811	26.0
Recycling and other	77,202	8.2	95,212	8.7	89,594	7.6
Total	$939,154	100.0%	$1,087,841	100.0%	$1,186,118	100.0%

Intercompany elimination	$114,800		$129,300		$136,515

Cost of operations includes labor and benefits, tipping fees paid to third-party disposal facilities, vehicle and equipment maintenance, workers’ compensation, vehicle and equipment insurance, insurance and employee group health claims expense, third-party transportation expense, fuel, the cost of materials we purchase for recycling, district and state taxes and host community fees and royalties. Our significant costs of operations in 2008 were labor, third-party disposal and transportation, cost of vehicle and equipment maintenance, taxes and fees, insurance and fuel. We use a number of programs to reduce overall cost of operations, including increasing the use of automated routes to reduce labor and workers’ compensation exposure, utilizing comprehensive maintenance and health and safety programs, and increasing the use of transfer stations to further enhance internalization rates. We carry high-deductible insurance for automobile liability, property, general liability, workers’ compensation, employer’s liability and employer group health claims. If we experience insurance claims or costs above or below our historically evaluated levels, our estimates could be materially affected.

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

We capitalize some third-party expenditures related to pending acquisitions or development projects, such as legal, engineering and interest expenses. We expense indirect acquisition costs, such as executive and corporate overhead, public relations and other corporate services, as we incur them. We charge against net income any unamortized capitalized expenditures and advances (net of any portion that we believe we may recover, through sale or otherwise) that may become impaired, such as those that relate to any operation that is permanently shut down and any pending acquisition or landfill development project that we believe will not be completed. We routinely evaluate all capitalized costs, and expense those related to projects that we believe are not likely to succeed. During the year ended December 31, 2008, we capitalized less than $0.1 million of interest related to landfill and facility development projects. At December 31, 2008, we had less than $0.1 million in capitalized expenditures relating to pending acquisitions.

At December 31, 2008, we had $9.9 million in capitalized expenditures for a landfill project in Chaparral, New Mexico, with respect to which we had obtained a permit to operate the landfill; on July 18, 2005, the Supreme Court of New Mexico ordered the New Mexico Environment Department to conduct an additional limited hearing to consider evidence that landfill opponents claim was wrongfully excluded. The parties have agreed to postpone the hearing until November 2009 at the earliest to allow us time to explore a possible relocation of the landfill. If we are not ultimately issued a permit to operate the landfill, we will be required to expense in a future period the capitalized expenditures for this project, less the recoverable value of the applicable property and any other amounts recovered, which would likely have a material adverse effect on our financial position and results of operations for that period.

Results of Operations

          The following table sets forth items in our consolidated statement of operations in thousands and as a percentage of revenues for the periods indicated:

	Years Ended December 31,
	2006	As a % of 2006 Revenues	2007	As a % of 2007 Revenues	2008	As a % of 2008 Revenues
Revenues	$824,354	100.0%	$958,541	100.0%	$1,049,603	100.0%
Cost of operations	492,766	59.8	566,089	59.1	628,075	59.8
Selling, general and administrative	84,541	10.2	99,565	10.4	111,114	10.6
Depreciation and amortization	74,865	9.1	85,628	8.9	97,429	9.3
Loss on disposal of assets	796	0.1	250	—	629	0.1
Operating income	171,386	20.8	207,009	21.6	212,356	20.2

Interest expense	(30,110)	(3.6)	(35,023)	(3.6)	(38,824)	(3.7)
Interest income	1,140	0.1	1,593	0.1	3,297	0.4
Other income (expense), net	(3,759)	(0.4)	289	—	(633)	(0.1)
Minority interests	(12,905)	(1.6)	(14,870)	(1.6)	(12,240)	(1.2)
Income tax provision	(48,329)	(5.9)	(59,917)	(6.2)	(58,400)	(5.5)
Net income	$77,423	9.4%	$99,081	10.3%	$105,556	10.1%

Years Ended December 31, 2008 and 2007

          Revenues. Total revenues increased $91.1 million, or 9.5%, to $1.05 billion for the year ended December 31, 2008, from $958.5 million for the year ended December 31, 2007.

          Acquisitions closed during, or subsequent to, the year ended December 31, 2007, increased revenues by approximately $62.1 million.

          During the year ended December 31, 2008, increased prices and surcharges charged to our customers increased revenue by $53.6 million. For 2009, we currently estimate that between $50 million to $55 million of price increases charged to customers will be partially offset by an approximate $20 million decrease in surcharges primarily related to declining fuel costs.

          During the year ended December 31, 2008, revenues generated from a long-term contract that commenced in March 2007 resulted in a net revenue increase of approximately $3.9 million. Volume decreases in our existing business during the year ended December 31, 2008, reduced revenue by approximately $22.2 million. The net decrease in volume was primarily attributable to declines in roll off activity and landfill volumes for landfills owned in the comparable periods. During the first quarter of 2008, our volume growth, net of revenues generated from a long-term contract that commenced in March 2007, was $1.0 million. During the second, third and fourth quarters of 2008, our volume declined by $3.7 million, $5.3 million and $14.2 million, respectively, from the comparable periods in 2007. Our volume decline increased throughout 2008 as a result of the overall economic recession currently affecting the United States. We currently estimate that the economic recession will result in our 2009 volume declining between approximately 3% and 4% from 2008.

          Recyclable commodity revenue was $40.4 million for the year ended December 31, 2008. Reductions in recyclable commodity prices and volumes during the fourth quarter of 2008, partially offset by increased recyclable commodity prices and volume during the first nine months of 2008, reduced revenue by $3.3 million from 2007. During the first, second and third quarters of 2008, our recyclable commodity revenue increased $2.2 million, $1.5 million and $0.2 million, respectively, from the comparable periods in 2007. During the fourth quarter of 2008, our recyclable commodity revenue declined $7.2 million from the comparable period in 2007 due to a sharp decline in commodity pricing resulting from decreased overseas demand for recyclable commodities. We believe this reduction in overseas demand will continue throughout 2009, resulting in our 2009 recyclable commodity revenue declining between 40% and 50% from 2008.

          Other revenues decreased by $3.1 million during the year ended December 31, 2008.

          Cost of Operations. Total cost of operations increased $62.0 million, or 10.9%, to $628.1 million for the year ended December 31, 2008, from $566.1 million for the year ended December 31, 2007. The increase was attributable to operating costs associated with acquisitions closed during, or subsequent to, the year ended December 31, 2007, operating costs incurred to support a long-term contract that commenced in March 2007, increased diesel fuel expense resulting from higher market prices for fuel and certain operating locations entering into short-term, fixed price, fuel purchase agreements in the second quarter of 2008 that resulted in the purchase of their remaining 2008 fuel volume at prices in excess of market value, increased labor expenses resulting from employee pay rate increases, increased employee medical benefit expenses resulting from an increase in medical claims cost and severity, increased franchise taxes, increased third party trucking and transportation expenses and increased disposal expenses, partially offset by a decrease in major vehicle and equipment repairs, decreases in auto and workers’ compensation claims under our high deductible insurance program and a reduction in expected development costs recorded in prior years for open auto and workers’ compensation claims. This adjustment to claim development costs was based on changes in estimates of actuarially projected losses on open claims determined by our third party administrator’s review and a third party actuarial review of our estimated insurance liability.

          Cost of operations as a percentage of revenues increased 0.7 percentage points to 59.8% for the year ended December 31, 2008, from 59.1% for the year ended December 31, 2007. The increase as a percentage of revenues was primarily attributable to increased diesel fuel expense and increased employee medical benefit expense, partially offset by decreased major vehicle and equipment repairs expense, increased prices charged to our customers being higher, on a percentage basis, than certain expense increases recognized subsequent to December 31, 2007, and decreased auto and workers’ compensation insurance expense related to current and prior year claims.

          SG&A. SG&A expenses increased $11.5 million, or 11.6%, to $111.1 million for the year ended December 31, 2008, from $99.6 million for the year ended December 31, 2007. The increase in SG&A expenses was primarily the result of additional personnel from acquisitions closed during, or subsequent to, the year ended December 31, 2007, increased payroll expense due to increased headcount to support our base operations, increased medical benefit expense, and increased incentive and equity compensation expenses, partially offset by decreased employee deferred compensation expense resulting from deferred compensation liabilities to employees being reduced as a result of declines in the market value of investments to which employee deferred compensation balances are tracked.

          SG&A expenses as a percentage of revenues increased 0.2 percentage points to 10.6% for the year ended December 31, 2008, from 10.4% for the year ended December 31, 2007. The increase as a percentage of revenues was primarily attributable to increased payroll expense, increased incentive and equity compensation expense, partially offset by decreased employee deferred compensation expense.

          Depreciation and Amortization. Depreciation and amortization expense increased $11.8 million, or 13.8%, to $97.4 million for the year ended December 31, 2008, from $85.6 million for the year ended December 31, 2007. The increase was primarily attributable to depreciation and amortization associated with acquisitions closed during, or subsequent to, the year ended December 31, 2007, additions to our fleet and equipment purchased to support our existing operations, and higher landfill depletion expense due to increased landfill construction and closure costs.

          Depreciation and amortization expense as a percentage of revenues increased 0.4 percentage points to 9.3% for the year ended December 31, 2008, from 8.9% for the year ended December 31, 2007. The increase as a percentage of revenues was the result of amortization expense associated with intangible assets acquired during, or subsequent to, the year ended December 31, 2007, and fleet and equipment purchased to support our existing operations.

          Operating Income. Operating income increased $5.4 million, or 2.6%, to $212.4 million for the year ended December 31, 2008, from $207.0 million for the year ended December 31, 2007. The increase for the year ended December 31, 2008, was primarily attributable to increased revenues, partially offset by increased operating costs, increased SG&A expenses to support the revenue growth and increased depreciation and amortization expenses.

          Operating income as a percentage of revenues decreased 1.4 percentage points to 20.2% for the year ended December 31, 2008, from 21.6% for the year ended December 31, 2007. The decrease as a percentage of revenues was due to the previously described percentage of revenue increases in cost of operations, SG&A, and depreciation and amortization expense.

          Interest Expense. Interest expense increased $3.8 million, or 10.9%, to $38.8 million for the year ended December 31, 2008, from $35.0 million for the year ended December 31, 2007. The increase for the year ended December 31, 2008, was attributable to increased average debt balances, partially offset by reduced average borrowing rates on the portion of our credit facility borrowings not fixed under interest rate swap agreements.

          Interest Income. Interest income increased $1.7 million, or 107.0%, to $3.3 million for the year ended December 31, 2008, from $1.6 million for the year ended December 31, 2007. The increase for the year ended December 31, 2008, was attributable to higher average cash balances.

          Minority Interests. Minority interests decreased $2.7 million, or 17.7%, to $12.2 million for the year ended December 31, 2008, from $14.9 million for the year ended December 31, 2007. The decrease was due to decreased earnings at PCRCD, primarily resulting from a decrease in revenues associated with reduced disposal volumes, and our acquisition of the remaining 49% interest in PCRCD, effective November 3, 2008. Our minority interests expense would have been $13.7 million for the year ended December 31, 2008, if we had not purchased the remaining 49% interest in PCRCD.

          Income Tax Provision. Income taxes decreased $1.5 million, or 2.5%, to $58.4 million for the year ended December 31, 2008, from $59.9 million for the year ended December 31, 2007.

          Our effective tax rates for the years ended December 31, 2007 and 2008, were 37.7% and 35.6%, respectively. The decrease in the effective tax rate during the year ended December 31, 2008, was due to recording adjustments to reduce income tax expense by $4.9 million, resulting primarily from changes to the geographical apportionment of our state taxes, the reversal of certain tax contingencies for which the statute of limitations expired in 2008, and the reconciliation of the income tax provision to the 2007 federal and state tax returns, which were filed during 2008.

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

          Depreciation and amortization expense as a percentage of revenues decreased 0.2 percentage points to 8.9% for the year ended December 31, 2007, from 9.1% for the year ended December 31, 2006. The decrease as a percentage of revenues was the result of increased prices charged to our customers and leveraging our existing fleet and equipment to support increases in collection and landfill volumes.

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

          Interest Expense. Interest expense increased $4.9 million, or 16.3%, to $35.0 million for the year ended December 31, 2007, from $30.1 million for the year ended December 31, 2006. The increase was attributable to higher average borrowing rates on our credit facility, higher average debt balances and a $1.0 million reduction of interest expense for the year ended December 31, 2006 on our Floating Rate Convertible Subordinated Notes due 2022, or 2022 Notes, as a result of the timing of the conversion of the 2022 Notes into common stock by the note holders after we called the notes for redemption, partially offset by a reduction in our average interest rate on debt incurred outside of our credit facility resulting from completing our offering of our 3.75% Convertible Senior Notes due 2026, or 2026 Notes, on March 20, 2006. The higher average borrowing rates on our credit facility were the result of the expiration in the first quarter of 2007 of $250.0 million of interest rate swap agreements with a weighted-average fixed borrowing cost of 2.55%, plus applicable margin, which we were a party to during the year ended December 31, 2006. Upon the expiration of these interest rate swaps, we entered into $250.0 million of new interest rate swaps with a weighted-average fixed borrowing cost of 4.33%, plus applicable margin.

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

          Our effective tax rates for the years ended December 31, 2006 and 2007, were 38.4% and 37.7%, respectively. The decrease in the effective tax rate during the year ended December 31, 2007, was due to recording adjustments to reduce income tax expense by $2.1 million, resulting from the reconciliation of our current and deferred income tax liability accounts, the reversal of certain tax contingencies that expired in 2007, and the reconciliation of the income tax provision to the 2006 federal tax return, which was filed in September 2007.

          Net Income. Net income increased $21.7 million, or 28.0%, to $99.1 million for the year ended December 31, 2007, from $77.4 million for the year ended December 31, 2006. The increase was primarily attributable to increased operating income partially offset by increased interest expense and increased income tax expense.

Liquidity and Capital Resources

          The following table sets forth certain cash flow information for the years ended December 31, 2006, 2007 and 2008 (in thousands):

	2006	2007	2008
Net cash provided by operating activities	$204,234	$219,069	$270,409
Net cash used in investing activities	(134,550)	(235,609)	(467,647)
Net cash provided by (used in) financing activities	(42,249)	(8,111)	452,204
Net increase (decrease) in cash	27,435	(24,651)	254,966
Cash at beginning of year	7,514	34,949	10,298
Cash at end of year	$34,949	$10,298	$265,264

          Operating Activities Cash Flows

          For the year ended December 31, 2008, net cash provided by operating activities was $270.4 million. For the year ended December 31, 2007, net cash provided by operating activities was $219.1 million. The $51.3 million net increase in cash attributable to operating activities was primarily due to the following:

1)
An increase in the change in deferred income taxes of $19.5 million due primarily to an increase in tax deductible timing differences for depreciation expense, amortization expense and landfill closure and post-closure expense;

2)	An increase in depreciation and amortization expense of $11.8 million;
3)
An increase of $7.7 million attributable to a decrease in the excess tax benefit associated with equity-based compensation, due to a reduction in stock option exercises resulting in reduced taxable income recognized by employees that is tax deductible by us; and

4)
An increase in cash flows from operating assets and liabilities, net of effects from acquisitions, of $6.3 million to $18.4 million for the year ended December 31, 2008, from $12.1 million for the year ended December 31, 2007. The significant components of the $18.4 million in cash flows from changes in operating assets and liabilities include the following:

	a)	an increase from accounts receivable of $18.8 million, due to improved accounts receivable turnover in 2008,
b)
a combined increase from accounts payable and accrued liabilities of $6.4 million, due primarily to an increase in accrued interest due to changes in the payment timing for LIBOR-based borrowings and our issuance in 2008 of $175 million of senior unsecured notes due October 1, 2015, which pay interest semi-annually on April 1 and October 1, less,

	c)	a decrease from other long-term liabilities of $6.2 million due primarily to the 2008 expiration of certain accrued tax contingencies and interim capping expenditures at one of our landfills.

          For the year ended December 31, 2007, net cash provided by operating activities was $219.1 million. For the year ended December 31, 2006, net cash provided by operating activities was $204.2 million. The $14.9 million net increase in cash attributable to operating activities was primarily due to the following:

1)	An increase in net income of $21.7 million;
2)	An increase in depreciation and amortization expense of $10.8 million; less
3)
A decrease in the change in deferred income taxes of $14.1 million due primarily due to our receipt in 2006 of written approval from the Internal Revenue Service to exclude probable expansion airspace from our calculation of landfill final capping, closure and post-closure costs for tax purposes, which resulted in the recording of a $11.2 million deferred tax liability in 2006; and

4)
A decrease of $6.4 million attributable to an increase in the excess tax benefit associated with equity-based compensation, due to an increase in stock option exercises resulting in increased taxable income recognized by employees that is tax deductible by us.

          As of December 31, 2008, we had working capital of $213.7 million, including cash and equivalents of $265.3 million. Our working capital increased $238.5 million from a working capital deficit of $24.8 million at December 31, 2007. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets. Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements to reduce our indebtedness under our credit facility and to minimize our cash balances. Our increased cash and working capital positions at December 31, 2008, were primarily due to the proceeds received from the September 2008 sale of 12,650,000 shares of our common stock in a public offering and issuance in October 2008 of $175 million of senior unsecured notes being in excess of cash used to fund acquisitions closed in the later portion of 2008.

          Investing Activities Cash Flows

          Net cash used in investing activities increased $232.0 million to $467.6 million for the year ended December 31, 2008, from $235.6 million for the year ended December 31, 2007. The significant components of the increase include the following:

1)	An increase in payments for acquisitions of $245.7 million; less
2)
A decrease in capital expenditures for property and equipment of $10.7 million, due primarily to non-recurring capital expenditures incurred during the year ended December 31, 2007, associated with a new long-term contract in California.

          Net cash used in investing activities increased $101.1 million to $235.6 million for the year ended December 31, 2007, from $134.5 million for the year ended December 31, 2006. The significant components of the increase include the following:

1)
An increase in capital expenditures for property and equipment of $27.7 million, due to the aforementioned expenditures incurred in 2007 associated with a new long-term contract in California and equipment purchases at other operations to support our growth; and

2)	An increase in payments for acquisitions of $70.8 million.

          Financing Activities Cash Flows

          Net cash flows from financing activities increased $460.3 million to a net cash provided by financing activities total of $452.2 million for the year ended December 31, 2008, from a net cash used in financing activities total of $8.1 million for the year ended December 31, 2007. The significant components of the increase include the following:

1)	An increase in proceeds from our common stock offering of $393.9 million, due to the September 2008 sale of 12,650,000 shares of our common stock in a public offering;
2)	An increase in proceeds from long-term debt, net of principal payments, of $20.7 million; less
3)
A decrease in payments to repurchase common stock of $78.8 million, due to our election not to repurchase stock after March 31, 2008, and to use our available capital to fund acquisition opportunities; less

4)	A change in book overdraft of $13.3 million resulting from fluctuations in our outstanding cash balances at banks for which outstanding check balances can be offset; less
5)	A decrease in proceeds from option and warrant exercises of $16.5 million due to a decrease in the number of options and warrants exercised in 2008; and
6)	A decrease in the excess tax benefit associated with equity-based compensation of $7.7 million, due to the aforementioned decrease in options and warrants exercised in 2008.

          Net cash used in financing activities decreased $34.1 million to $8.1 million for the year ended December 31, 2007, from $42.2 million for the year ended December 31, 2006. The significant components of the decrease include the following:

1)	A change in book overdraft of $17.7 million resulting from fluctuations in our outstanding cash balances at banks for which outstanding check balances can be offset;
2)	An increase in proceeds from long-term debt, net of principal repayments, of $12.5 million;
3)
An increase in the excess tax benefit associated with equity-based compensation of $6.4 million, due to an increase in stock option exercises resulting in increased taxable income recognized by employees that is tax deductible by us;

4)	A decrease in debt issuance costs of $5.5 million due to our incurring $5.5 million of non-recurring debt issuance costs in 2006 associated with our sale of $200 million of the 2026 Notes; less
5)	An increase in payments to repurchase common stock of $10.3 million, due to differences in the timing and amount of repurchases.

          Our business is capital intensive. Our capital requirements include acquisitions and fixed asset purchases. We expect that we will also make capital expenditures for landfill cell construction, landfill development, landfill closure activities and intermodal facility construction in the future.

          Our Board of Directors has authorized a common stock repurchase program for the repurchase of up to $500 million of common stock through December 31, 2009. As of December 31, 2007 and 2008, we had repurchased 16.2 million and 17.3 million shares, respectively of our common stock at a cost of $397.2 million and $428.7 million, respectively. As of December 31, 2008, the remaining maximum dollar value of shares available for purchase under the program was approximately $80.2 million.

          We made $113.5 million in capital expenditures during the year ended December 31, 2008. We expect to make capital expenditures of approximately $110 million in 2009 in connection with our existing business. We intend to fund our planned 2009 capital expenditures principally through internally generated funds. In addition, we may make substantial additional capital expenditures in acquiring solid waste collection and disposal businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity. We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities. We believe that our cash and equivalents, credit facility and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future. However, disruptions in the capital and credit markets, as were experienced during 2008, could adversely affect our ability to draw on our credit facility. Our access to funds under the credit facility is dependent on the ability of the banks that are parties to the facility to meet their funding commitments. Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.

          We have an $845 million senior revolving credit facility, or the credit facility, with a syndicate of banks for which Bank of America, N.A. acts as agent. As of December 31, 2006, $400.0 million was outstanding under our previous credit facility, exclusive of outstanding standby letters of credit of $59.1 million. As of December 31, 2007, $479.0 million was outstanding under our credit facility, exclusive of outstanding standby letters of credit of $68.3 million. As of December 31, 2008, $400.0 million was outstanding under the credit facility, exclusive of outstanding standby letters of credit of $81.4 million.

          The credit facility requires interest payments as outlined in the credit agreement and matures in September 2012. Under the credit facility, there is no maximum amount of standby letters of credit that can be issued; however, the issuance of standby letters of credit reduces the amount of total borrowings available. The credit facility requires us to pay a commitment fee ranging from 0.15% to 0.20% of the unused portion of the facility. The borrowings under the credit facility bear interest, at our option, at either the base rate plus the applicable base rate margin on base rate loans, or the Eurodollar rate plus the applicable Eurodollar margin on Eurodollar loans. The base rate for any day is a fluctuating rate per annum equal to the higher of: (1) the federal funds rate plus one half of one percent (0.5%); and (2) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate.” The Eurodollar rate is determined by the administrative agent pursuant to a formula in the credit agreement governing the credit facility. The applicable margins under the credit facility vary depending on our leverage ratio, as defined in the credit agreement, and range from 0.625% to 1.125% for Eurodollar loans and 0.00% for base rate loans. The borrowings under the credit facility are not collateralized. The credit agreement governing the credit facility contains representations and warranties and places certain business, financial and operating restrictions on us relating to, among other things, indebtedness, liens and other encumbrances, investments, mergers and acquisitions, asset sales, sale and leaseback transactions, and dividends, distributions and redemptions of capital stock. The credit facility requires that we maintain specified financial ratios. As of December 31, 2007 and 2008, we were in compliance with all applicable covenants in the credit facility. We use the credit facility for acquisitions, capital expenditures, working capital, standby letters of credit and general corporate purposes.

          On July 15, 2008, we entered into a Master Note Purchase Agreement with certain accredited institutional investors pursuant to which we issued and sold to the investors at a closing on October 1, 2008, $175 million of senior uncollateralized notes due October 1, 2015 (the “2015 Notes”), in a private placement. The 2015 Notes bear interest at the fixed rate of 6.22% per annum with interest payable in arrears semi-annually on April 1 and October 1 beginning on April 1, 2009, and with principal payable at the maturity of the 2015 Notes on October 1, 2015.

          The 2015 Notes are uncollateralized obligations and rank equally with obligations under our senior uncollateralized revolving credit facility. The 2015 Notes are subject to representations, warranties, covenants and events of default. Upon the occurrence of an event of default, payment of the 2015 Notes may be accelerated by the holders of the 2015 Notes. The 2015 Notes may also be prepaid by us at any time at par plus a make-whole amount determined in respect of the remaining scheduled interest payments on the 2015 Notes, using a discount rate of the then current market standard for United States treasury bills plus 0.50%. In addition, we will be required to offer to prepay the 2015 Notes upon certain changes in control.

          We may issue additional series of senior uncollateralized notes pursuant to the terms and conditions of the Agreement, provided that the purchasers of the 2015 Notes shall not have any obligation to purchase any additional notes issued pursuant to the Master Note Purchase Agreement and the aggregate principal amount of the 2015 Notes and any additional notes issued pursuant to the Master Note Purchase Agreement shall not exceed $500 million.

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

          As of December 31, 2008, we had the following contractual obligations (in thousands):

	Payments Due by Period
Recorded Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 years
Long-term debt	$835,456	$4,698	$203,978	$403,628	$223,152
Cash interest payments	176,499	41,991	71,647	33,044	29,817

Long-term debt payments include:

          (1) $400.0 million in principal payments due 2012 related to our credit facility. Our credit facility bears interest, at our option, at either the base rate plus the applicable base rate margin (approximately 3.25% at December 31, 2008) on base rate loans, or the Eurodollar rate plus the applicable Eurodollar margin (approximately 2.5% at December 31, 2008) on Eurodollar loans. As of December 31, 2008, our credit facility allowed us to borrow up to $845 million.

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

          (3) $175.0 million in principal payments due 2015 related to our 2015 Notes. Holders of the 2015 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2015 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the master note purchase agreement. The 2015 Notes bear interest at a rate of 6.22%.

          (4) $54.0 million in principal payments related to our tax-exempt bonds, of which $10.8 million bears interest at fixed rates (between 7.0% and 7.25%) and $43.2 million bears interest at variable rates (between 0.97% to 1.25%) at December 31, 2008. The tax-exempt bonds have maturity dates ranging from 2012 to 2033.

          (5) $4.9 million in principal payments related to our notes payable to sellers. Our notes payable to sellers bear interest at rates between 5.5% and 10.35% at December 31, 2008, and have maturity dates ranging from 2009 to 2036.

          (6) $1.6 million in principal payments related to our notes payable to third parties. Our notes payable to third parties bear interest at rates between 9.0% and 10.9% at December 31, 2008, and have maturity dates ranging from 2009 to 2019.

The following assumptions were made in calculating cash interest payments:

          (1) We calculated cash interest payments on the credit facility using the Eurodollar rate plus the applicable Eurodollar margin at December 31, 2008. We assumed the credit facility is paid off when the credit facility matures in 2012.

(2) We calculated cash interest payments on our interest rate swaps using the stated interest rate in the swap agreement less the Eurodollar rate through the term of the swap.
(3) We calculated cash interest payments on the tax-exempt bonds using the interest rate at December 31, 2008.

          The total liability for uncertain tax positions under FIN 48 at December 31, 2008, is approximately $2 million (refer to Note 13 to the consolidated financial statements). We are not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, we do not expect a significant payment related to these obligations within the next year.

	Amount of Commitment Expiration Per Period
Unrecorded Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 years
Operating leases (1)	$71,169	$8,350	$15,132	$12,632	$35,055
Unconditional purchase obligations (1)	27,543	27,543	—	—	—
	98,712	35,893	15,132	12,632	35,055

          (1) We are party to operating lease agreements and unconditional purchase obligations as discussed in Note 10 to the consolidated financial statements. These lease agreements and purchase obligations are established in the ordinary course of our business and are designed to provide us with access to facilities and products at competitive, market-driven prices. At December 31, 2008, our unconditional purchase obligations consist of multiple fixed-price fuel purchase contracts under which we have 10.5 million gallons remaining to be purchased for a total of $27.5 million, plus taxes and transportation upon delivery. The current fuel purchase contracts expire on or before December 31, 2009. These arrangements have not materially affected our financial position, results of operations or liquidity during the year ended December 31, 2008, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

          We have obtained standby letters of credit as discussed in Note 8 to the consolidated financial statements and financial surety bonds as discussed in Note 10 to the consolidated financial statements. These standby letters of credit and financial surety bonds are generally obtained to support our financial assurance needs and landfill operations. These arrangements have not materially affected our financial position, results of operations or liquidity during the year ended December 31, 2008, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

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

FREE CASH FLOW

          We are providing free cash flow, a non-GAAP financial measure, because it is widely used by investors as a valuation and liquidity measure in the solid waste industry. This measure should be used in conjunction with GAAP financial measures. Management uses free cash flow as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We define free cash flow as net cash provided by operating activities plus proceeds from disposal of assets and excess tax benefit associated with equity-based compensation, plus or minus change in book overdraft, less capital expenditures for property and equipment and distributions to minority interest holders. Other companies may calculate free cash flow differently. Our free cash flow for the years ended December 31, 2007 and 2008, is calculated as follows (in thousands):

	Years Ended December 31,
	2007	2008
Net cash provided by operating activities	$219,069	$270,409
Change in book overdraft	8,835	(4,520)
Plus: Proceeds from disposal of assets	1,016	2,560
Plus: Excess tax benefit associated with equity-based compensation	14,137	6,441
Less: Capital expenditures for property and equipment	(124,234)	(113,496)
Less: Distributions to minority interest holders	(12,642)	(8,232)
Free cash flow	$106,181	$153,162

INFLATION

          Other than volatility in fuel prices, inflation has not materially affected our operations. Consistent with industry practice, many of our contracts allow us to pass through certain costs to our customers, including increases in landfill tipping fees and, in some cases, fuel costs. Therefore, we believe that we should be able to increase prices to offset many cost increases that result from inflation in the ordinary course of business. However, competitive or economic pressures, or delays in the timing of rate increases under our contracts, may require us to absorb at least part of these cost increases, especially if cost increases exceed the average rate of inflation. Management’s estimates associated with inflation have an impact on our accounting for landfill liabilities.

SEASONALITY

          Based on historic trends, we expect our operating results to vary seasonally, with revenues typically lowest in the first quarter, higher in the second and third quarters and lower in the fourth quarter than in the second and third quarters. We expect the fluctuation in our revenues between our highest and lowest quarters to be approximately 9% to 11%. This seasonality reflects the lower volume of solid waste generated during the late fall, winter and early spring because of decreased construction and demolition activities during winter months in the U.S. In addition, some of our operating costs may be higher in the winter months. Adverse winter weather conditions slow waste collection activities, resulting in higher labor and operational costs. Greater precipitation in the winter increases the weight of collected waste, resulting in higher disposal costs, which are calculated on a per ton basis. A continuing economic recession could also influence the percent change in revenues associated with seasonal fluctuations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          In the normal course of business, we are exposed to market risk, including changes in interest rates and prices of certain commodities. We use hedge agreements to manage a portion of our risks related to interest rates and fuel prices. While we are exposed to credit risk in the event of non-performance by counterparties to our hedge agreements, in all cases such counterparties are highly rated financial institutions and we do not anticipate non-performance. We do not hold or issue derivative financial instruments for trading purposes. We monitor our hedge positions by regularly evaluating the positions at market and by performing sensitivity analyses.

          At December 31, 2008, our derivative instruments included nine interest rate swap agreements that effectively fix the interest rate on the applicable notional amounts of our variable rate debt as follows (dollars in thousands):

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

* plus applicable margin.

          Under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), all the interest rate swap agreements are considered cash flow hedges for a portion of our variable rate debt, and we apply hedge accounting to account for these instruments. The notional amounts and all other significant terms of the swap agreements are matched to the provisions and terms of the variable rate debt being hedged.

          We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our market risk sensitive hedge positions and all other debt. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. We are exposed to cash flow risk due to changes in interest rates with respect to the unhedged floating rate balances owed at December 31, 2007 and 2008, of $114.8 million and $43.2 million, respectively, including floating rate debt under our credit facility, various floating rate notes payable to third parties and floating rate municipal bond obligations. A one percent increase in interest rates on our variable-rate debt as of December 31, 2007 and 2008, would decrease our annual pre-tax income by approximately $1.1 million and $0.4 million, respectively. All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations.

          The market price of diesel fuel is unpredictable and can fluctuate significantly. A significant increase in the price of fuel could adversely affect our business and reduce our operating margins. To manage a portion of this risk, in the fourth quarter of 2008, we entered into multiple commodity swap agreements related to forecasted diesel fuel purchases (“fuel hedges”).

          The following table summarizes the fuel hedges as of December 31, 2008:

Date Entered	Notional Amount (in gallons per month)	Diesel Rate Paid Fixed	Diesel Rate Received Variable	Effective Date	Expiration Date
October 2008	250,000	$3.750	DOE Diesel Fuel Index*	January 2009	December 2010
October 2008	100,000	3.745	DOE Diesel Fuel Index*	January 2009	December 2010
October 2008	250,000	3.500	DOE Diesel Fuel Index*	January 2009	December 2010
December 2008	100,000	3.000	DOE Diesel Fuel Index*	January 2010	December 2010
December 2008	150,000	3.000	DOE Diesel Fuel Index*	January 2010	December 2010
December 2008	150,000	2.820	DOE Diesel Fuel Index*	January 2010	December 2010
December 2008	150,000	2.700	DOE Diesel Fuel Index*	January 2010	December 2010
December 2008	400,000	2.950	DOE Diesel Fuel Index*	January 2011	December 2011
December 2008	400,000	3.030	DOE Diesel Fuel Index*	January 2012	December 2012

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

          Under SFAS 133, all the fuel hedges are considered cash flow hedges for a portion of our forecasted diesel fuel purchases, and we will apply hedge accounting to account for these instruments.

          Additionally, we purchase a majority of our fuel at market prices; however, in order to mitigate the impact of adverse fuel price changes, we entered into multiple fixed-price fuel purchase contracts which expire on or before December 31, 2009. As of December 31, 2008, we had 10.5 million gallons remaining to be purchased for a total unconditional purchase obligation of $27.5 million, plus taxes and transportation upon delivery.

          We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our market risk sensitive hedge positions and all other diesel fuel purchases. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. We purchase approximately 24 million gallons of diesel fuel per year. We have entered into fixed-price fuel purchase contracts for a total of 10.5 million gallons of diesel fuel which expire on or before December 31, 2009, and have hedged 7.2 million gallons of diesel fuel for the year ending December 31, 2009. If we purchased all of our unhedged fuel at market prices, a $0.10 per gallon increase in the price of fuel over a one-year period would decrease our annual pre-tax income by approximately $0.6 million.

          We market a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals. We own and operate 34 recycling processing operations and sell other collected recyclable materials to third parties for processing before resale. Certain of our municipal recycling contracts in the state of Washington specify benchmark resale prices for recycled commodities. If the prices we actually receive for the processed recycled commodities collected under the contract exceed the prices specified in the contract, we share the excess with the municipality, after recovering any previous shortfalls resulting from actual market prices falling below the prices specified in the contract. To reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties. In the event of a decline in recycled commodity prices, a 10% decrease in average recycled commodity prices from the average prices that were in effect during the years ending December 31, 2007 and 2008, would have had a $3.9 million and $3.7 million impact on revenues for the years ended December 31, 2007 and 2008, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

WASTE CONNECTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Waste Connections, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Waste Connections, Inc. and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 13 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertainty in income taxes in 2007.

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

/s/ PricewaterhouseCoopers LLP
Sacramento, CA
February 10, 2009

WASTE CONNECTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	December 31,
	2007	2008
ASSETS
Current assets:
Cash and equivalents	$10,298	$265,264
Accounts receivable, net of allowance for doubtful accounts of $4,387 and $3,846 at December 31, 2007 and 2008, respectively	123,882	118,456
Deferred income taxes	14,732	22,347
Prepaid expenses and other current assets	21,953	23,144
Total current assets	170,865	429,211

Property and equipment, net	865,330	984,124
Goodwill	811,049	836,930
Intangible assets, net	93,957	306,444
Restricted assets	19,300	23,009
Other assets, net	21,457	20,922
	$1,981,958	$2,600,640
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$59,912	$65,537
Book overdraft	8,835	4,315
Accrued liabilities	69,578	95,220
Deferred revenue	44,074	45,694
Current portion of long-term debt and notes payable	13,315	4,698
Total current liabilities	195,714	215,464

Long-term debt and notes payable	719,518	830,758
Other long-term liabilities	38,053	47,509
Deferred income taxes	223,308	251,514
Total liabilities	1,176,593	1,345,245

Commitments and contingencies (Note 10)
Minority interests	30,220	668

Stockholders’ equity:
Preferred stock: $0.01 par value per share; 7,500,000 shares authorized; none issued and outstanding	—	—
Common stock: $0.01 par value per share; 150,000,000 shares authorized; 67,052,135 and 79,842,239 shares issued and outstanding at December 31, 2007 and 2008, respectively	670	798
Additional paid-in capital	254,284	647,829
Retained earnings	524,481	630,037
Accumulated other comprehensive loss	(4,290)	(23,937)
Total stockholders’ equity	775,145	1,254,727
	$1,981,958	$2,600,640

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Years Ended December 31,
	2006	2007	2008
Revenues	$824,354	$958,541	$1,049,603
Operating expenses:
Cost of operations	492,766	566,089	628,075
Selling, general and administrative	84,541	99,565	111,114
Depreciation and amortization	74,865	85,628	97,429
Loss on disposal of assets	796	250	629
Operating income	171,386	207,009	212,356

Interest expense	(30,110)	(35,023)	(38,824)
Interest income	1,140	1,593	3,297
Other income (expense), net	(3,759)	289	(633)
Income before income tax provision and minority interests	138,657	173,868	176,196

Minority interests	(12,905)	(14,870)	(12,240)
Income from continuing operations before income taxes	125,752	158,998	163,956

Income tax provision	(48,329)	(59,917)	(58,400)
Net income	$77,423	$99,081	$105,556

Basic earnings per common share	$1.14	$1.45	$1.51

Diluted earnings per common share	$1.10	$1.42	$1.48

Shares used in calculating basic income per share	68,136,126	68,238,523	70,024,874
Shares used in calculating diluted income per share	70,408,673	69,994,713	71,419,712

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

		STOCKHOLDERS’ EQUITY
				ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPRE- HENSIVE INCOME (LOSS)	DEFERRED STOCK COMPENSATION
	COMPREHENSIVE INCOME	COMMON STOCK					TREASURY STOCK		RETAINED EARNINGS
		SHARES	AMOUNT				SHARES	AMOUNT		TOTAL
Balances at December 31, 2005		68,887,025	$459	$373,382	$4,957	$(2,234)	159,900	$(3,672)	$345,308	$718,200
Vesting of restricted stock		56,628	—	—	—	—	—	—	—	—
Cancellation of restricted stock		(19,182)	—	(446)	—	—	—	—	—	(446)
Stock-based compensation		—	—	3,451	—	—	—	—	—	3,451
Exercise of stock options and warrants		2,082,708	14	32,132	—	—	—	—	—	32,146
Excess tax benefit associated with equity-based compensation		—	—	7,728	—	—	—	—	—	7,728
Repurchase of common stock		(4,182,900)	(28)	(100,217)	—	—	—	—	—	(100,245)
Retirement of treasury stock		—	—	(3,672)	—	—	(159,900)	3,672	—	—
Conversion of 2022 Floating Rate Convertible Subordinated Notes		1,441,762	10	(10)	—	—	—	—	—	—
Issuance of common stock warrants to consultants		—	—	115	—	—	—	—	—	115
Cumulative change from adoption of accounting policy – SFAS 123(R)		—	—	(2,234)	—	2,234	—	—	—	—
Amounts reclassified into earnings, net of taxes		—	—	—	(4,243)	—	—	—	—	(4,243)
Changes in fair value of interest rate swaps, net of taxes		—	—	—	2,353	—	—	—	—	2,353
Net income	$77,423	—	—	—	—	—	—	—	77,423	77,423
Other comprehensive loss	(2,887)	—	—	—	—	—	—	—	—	—
Income tax effect of other comprehensive loss	997	—	—	—	—	—	—	—	—	—
Comprehensive income	$75,533	—	—	—	—	—	—	—	—	—
Balances at December 31, 2006		68,266,041	$455	$310,229	$3,067	$—	—	$—	$422,731	$736,482
Stock split		—	228	—	—	—	—	—	(228)	—
Vesting of restricted stock		168,268	2	(2)	—	—	—	—	—	—
Cancellation of restricted stock and warrants		(54,498)	(1)	(1,636)	—	—	—	—	—	(1,637)
Stock-based compensation		—	—	6,128	—	—	—	—	—	6,128
Exercise of stock options and warrants		2,246,454	22	35,598	—	—	—	—	—	35,620
Excess tax benefit associated with equity-based compensation		—	—	14,137	—	—	—	—	—	14,137
Repurchase of common stock		(3,574,130)	(36)	(110,293)	—	—	—	—	—	(110,329)
Issuance of common stock warrants to consultants		—	—	123	—	—	—	—	—	123
Cumulative change from adoption of accounting policy – FIN 48		—	—	—	—	—	—	—	2,897	2,897
Amounts reclassified into earnings, net of taxes		—	—	—	(2,320)	—	—	—	—	(2,320)
Changes in fair value of interest rate swaps, net of taxes		—	—	—	(5,037)	—	—	—	—	(5,037)
Net income	$99,081	—	—	—	—	—	—	—	99,081	99,081
Other comprehensive loss	(11,981)	—	—	—	—	—	—	—	—	—
Income tax effect of other comprehensive loss	4,624	—	—	—	—	—	—	—	—	—
Comprehensive income	$91,724	—	—	—	—	—	—	—	—	—
Balances at December 31, 2007		67,052,135	$670	$254,284	$(4,290)	$—	—	$—	$524,481	$775,145
Vesting of restricted stock		222,863	2	(2)	—	—	—	—	—	—
Cancellation of restricted stock and warrants		(72,082)	(1)	(2,192)	—	—	—	—	—	(2,193)
Stock-based compensation		—	—	7,854	—	—	—	—	—	7,854
Exercise of stock options and warrants		1,030,594	10	19,079	—	—	—	—	—	19,089
Issuance of common stock, net of issuance costs of $17,195		12,650,000	127	393,803	—	—	—	—	—	393,930
Excess tax benefit associated with equity-based compensation		—	—	6,441	—	—	—	—	—	6,441
Repurchase of common stock		(1,041,271)	(10)	(31,517)	—	—	—	—	—	(31,527)
Issuance of common stock warrants to consultants		—	—	79	—	—	—	—	—	79
Amounts reclassified into earnings, net of taxes		—	—	—	4,010	—	—	—	—	4,010
Changes in fair value of swaps, net of taxes		—	—	—	(23,657)	—	—	—	—	(23,657)
Net income	$105,556	—	—	—	—	—	—	—	105,556	105,556
Other comprehensive loss	(31,609)	—	—	—	—	—	—	—	—	—
Income tax effect of other comprehensive loss	11,962	—	—	—	—	—	—	—	—	—
Comprehensive income	$85,909	—	—	—	—	—	—	—	—	—
Balances at December 31, 2008		79,842,239	$798	$647,829	$(23,937)	$—	—	$—	$630,037	$1,254,727

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Years Ended December 31,
	2006	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$77,423	$99,081	$105,556
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of assets	796	250	629
Depreciation	70,785	81,287	91,095
Amortization of intangibles	4,080	4,341	6,334
Deferred income taxes, net of acquisitions	26,585	12,440	31,902
Minority interests	12,905	14,870	12,240
Amortization of debt issuance costs	6,238	2,182	1,966
Stock-based compensation	3,451	6,128	7,854
Interest income on restricted assets	(618)	(684)	(543)
Closure and post-closure accretion	623	1,155	1,400
Excess tax benefit associated with equity-based compensation	(7,728)	(14,137)	(6,441)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(4,928)	(17,514)	18,768
Prepaid expenses and other current assets	(1,083)	(8,077)	335
Accounts payable	(4,306)	2,888	(54)
Deferred revenue	324	7,870	(829)
Accrued liabilities	19,245	27,162	6,426
Other long-term liabilities	442	(173)	(6,229)
Net cash provided by operating activities	204,234	219,069	270,409

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(38,594)	(109,429)	(355,150)
Capital expenditures for property and equipment	(96,519)	(124,234)	(113,496)
Proceeds from disposal of assets	2,198	1,016	2,560
Increase in restricted assets, net of interest income	(1,411)	(2,698)	(2,653)
Decrease (increase) in other assets	(224)	(264)	1,092
Net cash used in investing activities	(134,550)	(235,609)	(467,647)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	666,035	626,000	302,000
Principal payments on notes payable and long-term debt	(621,161)	(568,607)	(223,854)
Change in book overdraft	(8,869)	8,835	(4,520)
Proceeds from option and warrant exercises	32,146	35,620	19,089
Excess tax benefit associated with equity-based compensation	7,728	14,137	6,441
Distributions to minority interest holders	(11,270)	(12,642)	(8,232)
Payments for repurchase of common stock	(100,245)	(110,329)	(31,527)
Proceeds from common stock offering, net	—	—	393,930
Debt issuance costs	(6,613)	(1,125)	(1,123)
Net cash (used in) provided by financing activities	(42,249)	(8,111)	452,204

Net increase (decrease) in cash and equivalents	27,435	(24,651)	254,966
Cash and equivalents at beginning of year	7,514	34,949	10,298
Cash and equivalents at end of year	$34,949	$10,298	$265,264

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH TRANSACTIONS:

	Years Ended December 31,
	2006	2007	2008
Cash paid for income taxes	$15,006	$35,260	$24,635
Cash paid for interest	$28,534	$33,418	$32,626
Conversion of 2022 Convertible Subordinated Notes to equity	$10	$—	$—

In connection with its acquisitions, the Company assumed liabilities as follows:
Fair value of assets acquired	$44,919	$162,425	$359,114
Elimination of minority interest	—	—	33,560
Cash paid and warrants issued for current year acquisitions	(37,560)	(107,772)	(354,180)
Net assets used as consideration for acquisitions	(893)	—	—
Liabilities assumed and notes payable issued to sellers of businesses acquired	$6,466	$54,653	$38,494

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

Cash Equivalents

          The Company considers all highly liquid investments with a maturity of three months or less at purchase to be cash equivalents. As of December 31, 2007 and 2008, cash equivalents consisted of demand money market accounts.

Concentrations of Credit Risk

          Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company maintains cash and cash equivalents with banks that at times exceed applicable insurance limits. The Company reduces its exposure to credit risk by maintaining such deposits with high quality financial institutions. The Company has not experienced any losses in such accounts. The Company generally does not require collateral on its trade receivables. Credit risk on accounts receivable is minimized as a result of the large and diverse nature of the Company’s customer base. The Company maintains allowances for losses based on the expected collectability of accounts receivable.

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

–
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

–
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

          Since the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”), landfill final capping, closure and post-closure liabilities are calculated by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure using an inflation rate (2.5% during 2007 and 2008) and discounting the inflated total to its present value using a discount rate (7.5% during 2007 and 2008). At December 31, 2007 and 2008, accruals for landfill final capping, closure and post-closure costs (including costs assumed through acquisitions) were $17,853 and $22,002, respectively.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

          In accordance with SFAS 143, final capping, closure and post-closure liability is recorded as an addition to site costs and amortized to depletion expense on a units-of-consumption basis as remaining landfill airspace is consumed. The impact of changes determined to be changes in estimates, based on an annual update, is accounted for on a prospective basis. Depletion expense resulting from final capping, closure and post-closure obligations recorded as a component of landfill site costs will generally be less during the early portion of a landfill’s operating life and increase thereafter. The final capping, closure and post-closure liabilities reflect owned landfills and landfills operated under life-of-site agreements with estimated remaining lives, based on remaining permitted capacity, probable expansion capacity and projected annual disposal volumes, that range from approximately 3 to 206 years, with an average remaining life of approximately 53 years. The costs for final capping, closure and post-closure obligations at landfills the Company owns or operates under life-of-site agreements are generally estimated based on interpretations of current requirements and proposed or anticipated regulatory changes.

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

          The following is a rollforward of the Company’s final capping, closure and post-closure liability balance from December 31, 2006 to December 31, 2008:

Final capping, closure and post-closure liability at December 31, 2006	$11,638
Adjustments to final capping, closure and post-closure liabilities	1,310
Liabilities incurred	1,354
Accretion expense	1,155
Closure payments	(1,008)
Assumption of closure liabilities from acquisitions	3,404
Final capping, closure and post-closure liability at December 31, 2007	17,853
Adjustments to final capping, closure and post-closure liabilities	1,812
Liabilities incurred	1,598
Accretion expense	1,400
Closure payments	(1,361)
Assumption of closure liabilities from acquisitions	700
Final capping, closure and post-closure liability at December 31, 2008	$22,002

          The Company recorded adjustments to its final capping, closure and post-closure liabilities for the year ended December 31, 2007, due to revisions in cost estimates, a decrease in the expansion airspace at a landfill for which an expansion is being pursued, and estimated increases in annual volume at an owned landfill, causing the remaining life, in years, of the landfill to decrease. The Company recorded adjustments to its final capping, closure and post-closure liabilities for the year ended December 31, 2008, due primarily to revisions in cost estimates and changes in the timing of capping events at an owned landfill, partially offset by an increase in airspace at a landfill where an expansion is being pursued. The Company performs its annual review of its cost and capacity estimates in the first quarter of each year.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

          At December 31, 2008, $20,729 of the Company’s restricted assets balance was for purposes of settling future final capping, closure and post-closure liabilities.

–
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

1)
The land where the expansion is being sought is contiguous to the current disposal site, and the Company either owns the expansion property or is under an option, purchase, operating or other similar agreement;

2)	Total development costs, final capping costs, and closure/post-closure costs have been determined;
3)	Internal personnel have performed a financial analysis of the proposed expansion site and have determined that it has a positive financial and operational impact;
4)	Internal personnel or external consultants are actively working to obtain the necessary approvals to obtain the landfill expansion permit; and
5)
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

●
The purchase price of acquisitions is allocated to identified intangible assets and tangible assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition, with any residual amounts allocated to goodwill.

●	The Company accrues the payment of contingent purchase price if the events surrounding the contingency are deemed assured beyond a reasonable doubt.

Goodwill and Indefinite-Lived Intangible Assets

The Company acquired indefinite-lived intangible assets in connection with certain of its acquisitions.  The amounts assigned to indefinite-lived intangible assets consist of the value of certain perpetual rights to provide solid waste collection and transportation services in specified territories.  The estimated fair value of the acquired indefinite-lived intangible assets was determined by management based on the discounted net cash flows associated with the rights, agreements and contracts.  Indefinite-lived intangible assets are not amortized. Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and intangible assets of the acquired entities.  Goodwill and intangible assets, deemed to have indefinite lives, are subject to annual impairment tests as described below.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

Goodwill and indefinite-lived intangibles are tested for impairment on at least an annual basis in the fourth quarter of the year.  In the first step of testing for goodwill impairment, the Company estimates the fair value of each reporting unit, which it has determined to be its geographic operating segments, and compares the fair value with the carrying value of the net assets assigned to each unit.  If the fair value of a reporting unit is greater than the carrying value of the net assets assigned to the reporting unit, then no impairment results.  If the fair value is less than its carrying value, then the Company would perform a second step and determine the fair value of the goodwill.  In this second step, the fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the purchase price were being initially allocated.  If the fair value of the goodwill is less than its carrying value for a reporting unit, an impairment charge would be recorded to earnings in the Company’s Consolidated Statement of Income.  In testing indefinite-lived intangibles for impairment, the Company compares the estimated fair value of each indefinite-lived intangible to its carrying value.  If the fair value of the indefinite-lived intangible is less than its carrying value, an impairment charge would be recorded to earnings in the Company's Consolidated Statement of Income.

To determine the fair value of each of the Company's  reporting units as a whole and each indefinite-lived intangible asset, the Company uses discounted cash flow analyses, which require significant assumptions and estimates about the future operations of each reporting unit and the future discrete cash flows related to each indefinite-lived intangible asset.  Significant judgments inherent in these analyses include the determination of appropriate discount rates, the amount and timing of expected future cash flows and growth rates.  The cash flows employed in the Company’s 2008 discounted cash flow analyses were based on ten-year financial forecasts, which in turn were based on the 2009 annual budget developed internally by management.  These forecasts reflect perpetual revenue growth rates of 5.0% and operating profit margins that were consistent with 2008 results.  The Company’s discount rate assumptions are based on an assessment of the Company’s weighted average cost of capital.  In assessing the reasonableness of the Company’s determined fair values of its reporting units, the Company evaluates its results against its current market capitalization.

          In addition, the Company would evaluate a reporting unit for impairment if events or circumstances change between annual tests indicating a possible impairment. Examples of such events or circumstances include the following:

●	A significant adverse change in legal factors or in the business climate,
●	An adverse action or assessment by a regulator,
●	A more likely than not expectation that a segment or a significant portion thereof will be sold, or
●
The testing for recoverability under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, of a significant asset group within the segment.

          As a result of performing the tests for potential impairment, the Company determined that no impairment existed as of December 31, 2007 or 2008, and, therefore, there were no write-downs to any of its goodwill or indefinite-lived intangible assets.

Impairments of Property, Plant and Equipment and Other Intangible Assets

          Other intangible assets consist of long-term franchise agreements, contracts and non-competition agreements. Property, plant, equipment and other intangible assets are carried on the Company’s consolidated financial statements based on their cost less accumulated depreciation or amortization. The recoverability of these assets is tested whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.

          Typical indicators that an asset may be impaired include:

●	A significant adverse change in legal factors or in the business climate
●	An adverse action or assessment by a regulator;
●	A more likely than not expectation that a segment or a significant portion thereof will be sold, or
●	The testing for recoverability under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, of a significant asset group within a segment.

          If any of these or other indicators occur, a test of recoverability is performed by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If the carrying values are in excess of undiscounted expected future cash flows, impairment is measured by comparing the fair value of the asset to its carrying value. Fair value is determined by an internally developed discounted projected cash flow analysis of the asset. Cash flow projections are sometimes based on a group of assets, rather than a single asset. If cash flows cannot be separately and independently identified for a single asset, the Company will determine whether an impairment has occurred for the group of assets for which the projected cash flows can be identified. If the fair value of an asset is determined to be less than the carrying amount of the asset or asset group, an impairment in the amount of the difference is recorded in the period that the impairment indicator occurs. Several impairment indicators are beyond the Company’s control, and whether or not they will occur cannot be predicted with any certainty. Estimating future cash flows requires significant judgment and projections may vary from cash flows eventually realized. There are other considerations for impairments of landfills, as described below.

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

           Landfills – There are certain indicators listed above that require significant judgment and understanding of the waste industry when applied to landfill development or expansion projects. For example, a regulator may initially deny a landfill expansion permit application though the expansion permit is ultimately granted. In addition, management may periodically divert waste from one landfill to another to conserve remaining permitted landfill airspace. Therefore, certain events could occur in the ordinary course of business and not necessarily be considered indicators of impairment due to the unique nature of the waste industry.

Restricted Assets

          Restricted assets held by trustees consist principally of funds deposited in connection with landfill final capping, closure and post-closure obligations and other financial assurance requirements. Proceeds from these financing arrangements are directly deposited into trust funds, and the Company does not have the ability to utilize the funds in regular operating activities. See Note 9 for further information on restricted assets.

Fair Value of Financial Instruments

          The Company’s financial instruments consist primarily of cash, trade receivables, restricted assets, trade payables, debt instruments, interest rate swaps and commodity swaps. As of December 31, 2007 and 2008, the carrying values of cash, trade receivables, restricted assets, and trade payables are considered to be representative of their respective fair values. The carrying values of the Company’s debt instruments, excluding the 3.75% Convertible Senior Notes due 2026 (the “2026 Notes”) and the 6.22% Senior Notes due 2015 (the “2015 Notes”), approximate their fair values as of December 31, 2007 and 2008, based on current borrowing rates for similar types of borrowing arrangements. The Company’s 2026 Notes had a carrying value of $200,000 and a fair value of approximately $222,974 and $217,200 at December 31, 2007 and 2008, respectively, based on the publicly quoted trading price of these notes. The Company’s 2015 Notes had a carrying value of $175,000 and a fair value of approximately $160,213 at December 31, 2008, based on quotes of bonds with similar ratings in similar industries. For details on the fair value of the Company’s interest rate and fuel commodity swaps, refer to Note 9.

Derivative Financial Instruments

          The Company recognizes all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. The Company classifies cash inflows and outflows from derivatives within net income on the statement of cash flows.

          One of the Company’s objectives for utilizing derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in the variable interest rates of certain borrowings issued under its credit facility and other variable rate debt. The Company’s strategy to achieve that objective involves entering into interest rate swaps that are specifically designated to certain variable rate instruments and accounted for as cash flow hedges.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

          At December 31, 2008, the Company’s derivative instruments included nine interest rate swap agreements as follows:

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

                    * plus applicable margin.

          Another of the Company’s objectives for utilizing derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in the price of diesel fuel. The Company’s strategy to achieve that objective involves entering into commodity swaps that are specifically designated to certain forecasted diesel fuel purchases and accounted for as cash flow hedges (“fuel hedges”). See Note 12 for further discussion on the Company’s hedge accounting.

          At December 31, 2008, the Company’s derivative instruments included nine fuel hedge agreements as follows:

Date Entered	Notional Amount (in gallons per month)	Diesel Rate Paid Fixed	Diesel Rate Received Variable	Effective Date	Expiration Date
October 2008	250,000	$3.750	DOE Diesel Fuel Index*	January 2009	December 2010
October 2008	100,000	3.745	DOE Diesel Fuel Index*	January 2009	December 2010
October 2008	250,000	3.500	DOE Diesel Fuel Index*	January 2009	December 2010
December 2008	100,000	3.000	DOE Diesel Fuel Index*	January 2010	December 2010
December 2008	150,000	3.000	DOE Diesel Fuel Index*	January 2010	December 2010
December 2008	150,000	2.820	DOE Diesel Fuel Index*	January 2010	December 2010
December 2008	150,000	2.700	DOE Diesel Fuel Index*	January 2010	December 2010
December 2008	400,000	2.950	DOE Diesel Fuel Index*	January 2011	December 2011
December 2008	400,000	3.030	DOE Diesel Fuel Index*	January 2012	December 2012

* If the national U.S. on-highway average price for a gallon of diesel fuel (“average price”), as published by the Department of Energy, exceeds the contract price per gallon, the Company receives the difference between the average price and the contract price (multiplied by the notional gallons) from the counterparty. If the national U.S. on-highway average price for a gallon of diesel fuel is less than the contract price per gallon, the Company pays the difference to the counterparty.

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

          The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”), at the beginning of fiscal year 2007. FIN 48 requires the Company to evaluate whether the tax position taken by the Company will more likely than not be sustained upon examination by the appropriate taxing authority. It also provides guidance on how the Company should measure the amount of benefit that the Company is to recognize in its financial statements. Under FIN 48, the Company also classifies a liability for unrecognized tax benefits as current only to the extent the Company anticipates making a payment within one year.

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

          The weighted average grant date fair value per share for options granted during 2006 was $7.72. The Company did not grant stock options during the years ended December 31, 2007 or 2008.

          The Company’s calculations of the fair value of stock options granted during the year ended December 31, 2006, was made using the Black-Scholes option-pricing model. The fair value of the Company’s stock option grants was estimated assuming no expected dividend yield and the following weighted average assumptions for the year ended December 31, 2006:

Expected life	4 years
Risk-free interest rate	4.8%
Expected volatility	20%

          Expected life is calculated based on the weighted average historical life of stock options. Risk-free interest rate is based on the U.S. treasury yield curve for the period of the expected life of the stock option. Expected volatility is calculated using the daily historical volatility over the last three years.

          The fair value of restricted stock and restricted stock units for the years ended December 31, 2006, 2007 and 2008, were determined based on the number of shares granted and the quoted price of the Company’s common stock.

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

          Stock-based compensation expense recognized during the years ended December 31, 2006, 2007 and 2008, were approximately $3,451 ($2,200 net of taxes), $6,128 ($3,825 net of taxes) and $7,854 ($4,937 net of taxes), respectively, and consisted of stock option, restricted stock unit and restricted stock expense. The Company records stock-based compensation expense in “selling, general and administrative” expenses in the Consolidated Statements of Income. The incremental stock-based compensation expense recognized as a result of adopting SFAS 123(R) was $583 ($421 net of taxes), $665 ($476 net of taxes) and $665 ($480 net of taxes), or approximately a $0.01 per share decrease to basic and diluted earnings per common share for the years ended December 31, 2006, 2007 and 2008, respectively, which represented the expense related to stock options less the impact of recognizing a forfeiture rate assumption related to restricted stock and restricted stock units. A contra-equity balance of $2,234 in “Deferred stock compensation” on the Consolidated Balance Sheet was reversed as a change in accounting policy upon the adoption of SFAS 123(R) to “Additional paid-in capital” as of January 1, 2006. The total unrecognized compensation cost at December 31, 2008, related to unvested stock option, restricted stock unit and restricted stock awards was $19,257 and that future expense will be recognized over the remaining vesting period of the stock option, restricted stock unit and restricted stock awards which currently extends to 2013. The weighted average remaining vesting period of those awards is 1.4 years.

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

Advertising Costs

          Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2006, 2007 and 2008, was $2,147, $2,252 and $2,596, respectively, which is included in selling, general and administrative expense in the Consolidated Statements of Income.

Insurance Liabilities

          The Company is effectively self-insured for automobile liability, property, general liability, workers’ compensation, employer’s liability and employee group health claims. The Company’s insurance accruals are based on claims filed and estimates of claims incurred but not reported and are developed by the Company’s management with assistance from its third-party actuary and its third-party claims administrator. The insurance accruals are influenced by the Company’s past claims experience factors, which have a limited history, and by published industry development factors. At December 31, 2007 and 2008, the Company’s total accrual for self-insured liabilities was $34,662 and $33,841, respectively, which is included in accrued liabilities in the Consolidated Balance Sheets.

Segment Information

          The Company identifies its operating segments based on management responsibility and geographic location. The Company considers each of its three operating regions that report stand-alone financial information and have segment managers that report to the Company’s chief operating decision maker to be an operating segment. The Company has assessed and determined that it has met all of the aggregation criteria required under SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information (“SFAS No. 131”), to aggregate its multiple operating segments into one reportable segment. Therefore, all three operating regions have been aggregated together and are reported as a single segment consisting of the collection, transfer, recycling and disposal of non-hazardous solid waste primarily in the Western and Southern United States.

Reclassifications

          Certain amounts reported in the Company’s prior year’s financial statements have been reclassified to conform with the 2008 presentation.

New Accounting Pronouncements

          SFAS 141(R). In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) will have a material impact on the Company as it establishes principles and requirements for how the Company: (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled. SFAS 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

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

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

          FSP 157-2. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities. Therefore, the Company has delayed application of SFAS 157 to its nonfinancial assets and nonfinancial liabilities, which include assets and liabilities acquired in connection with a business combination, goodwill, intangible assets and asset retirement obligations recognized in connection with final capping, closure and post-closure landfill obligations, until January 1, 2009. The Company is currently evaluating the impact of SFAS 157 for nonfinancial assets and liabilities on the Company’s financial position and results of operations.

          SFAS 159. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected are recognized in earnings as incurred and not deferred. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company did not adopt the fair value option permitted under this statement.

          SFAS 160. In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51 (“SFAS 160”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 also provides guidance when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Therefore, beginning January 1, 2009, the Company will retroactively reflect the line item, “Minority Interests,” as a separate line item in the stockholders’ equity section of the Company’s balance sheet instead of the current presentation as mezzanine equity. Additionally, the line item, “Minority Interests,” in the statement of income will no longer be shown as an expense item for all periods presented, resulting in an increase to consolidated net income. The Company will retroactively present on the face of the statement of income the amounts of consolidated net income attributable to the Company and to the noncontrolling interests (the portion formally shown as “Minority Interests” expense in the statements of income). The Company does not expect the adoption of SFAS 160 to have a material impact on the Company’s prospective financial position or results of operations.

          SFAS 161. In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133 (“SFAS 161”), which amends and expands the disclosure requirements of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), with the intent to provide users of financial statements with an enhanced understanding of: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative instruments. This statement applies to all entities and all derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

          FSP No. APB 14-1. In May 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP No. APB 14-1”). FSP No. APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS 133. FSP No. APB 14-1 specifies that issuers of convertible debt instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP No. APB 14-1 will be applied retrospectively to all periods presented. The cumulative effect of the change in accounting principle on periods prior to those presented will be recognized as of the beginning of the first period presented. An offsetting adjustment will be made to the opening balance of retained earnings for that period, presented separately.

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

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

3.	ACQUISITIONS

          The Company’s growth strategy includes the acquisition of solid waste businesses located in markets with significant growth opportunities. Acquisitions are accounted for under the purchase method of accounting. The results of operations of the acquired businesses have been included in the Company’s consolidated financial statements from their respective acquisition dates.

          During 2006, the Company acquired 14 non-hazardous solid waste collection, transfer and recycling businesses. During each of 2007 and 2008, the Company acquired 15 non-hazardous solid waste collection, transfer, disposal and recycling businesses. In addition, during 2008, the Company acquired the remaining 49% interest in Pierce County Recycling, Composting and Disposal, LLC and Pierce County Landfill Management, Inc. (“PCRCD”). Prior to the acquisition, the Company was consolidating PCRCD as a majority-owned subsidiary with a related minority interest obligation and minority interest expense.

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

          As of December 31, 2008, the Company had eight acquisitions for which purchase price allocations were preliminary, mainly as a result of pending working capital valuations. The Company believes the potential changes to its preliminary purchase price allocations will not have a material impact on its financial condition, results of operations or cash flows.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

          A summary of the purchase price allocations for acquisitions consummated in 2006 and 2007 and preliminary purchase price allocations for the acquisitions consummated in 2008 are as follows:

	2006 Acquisitions	2007 Acquisitions	2008 Acquisitions
Acquired Assets:
Accounts receivable	$902	$6,099	$13,781
Prepaid expenses and other current assets	332	724	1,527
Property and equipment	12,580	82,749	98,448
Goodwill	27,571	60,653	26,024
Long-term franchise agreements and contracts	1,859	3,667	117,416
Indefinite-lived intangibles	—	—	92,312
Other intangibles	964	3,592	9,044
Non-competition agreements	120	4,941	48
Other assets	591	—	514
Assumed Liabilities:
Deferred revenue	(879)	(4,043)	(2,449)
Accounts payable	(214)	(2,283)	(6,692)
Accrued liabilities	(1,558)	(4,812)	(3,526)
Notes issued to sellers	—	—	(1,788)
Debt and long-term liabilities assumed	(3,266)	(35,442)	(22,688)
Deferred income taxes	(549)	(8,073)	(651)
Closure liabilities	—	—	(700)
Net assets acquired	38,453	107,772	320,620
Acquisition-related liabilities	1,149	1,780	1,049
Common stock warrants	(115)	(123)	(79)
Net assets exchanged for new operations	(893)	—	—
Elimination of minority interest	—	—	33,560
Payments for acquisitions, net of cash acquired	$38,594	$109,429	$355,150

          Acquisition-related liabilities are liabilities paid in the year shown above that were accrued for in a previous year. Net assets exchanged for new operations are the assets given up in exchange for the acquisition of assets of a new operation. Elimination of minority interest consists of the minority interest liability in PCRCD that was eliminated as a result of the Company’s acquisition of the remaining 49% interest in PCRCD.  The acquisitions completed in the years ended December 31, 2006, 2007 and 2008, were not material to the Company’s results of operations, either individually or in the aggregate.  As a result, pro forma financial information has not been provided.

          Goodwill acquired in 2007 totaling $58,886 and long-term franchise agreements, contracts, and other intangibles acquired in 2007 totaling $11,269 are expected to be deductible for tax purposes. Goodwill acquired in 2008 totaling $22,586 and long-term franchise agreements, contracts, and other intangibles acquired in 2008 totaling $217,933 are expected to be deductible for tax purposes.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

4.	INTANGIBLE ASSETS

          Intangible assets, exclusive of goodwill, consisted of the following at December 31, 2008:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Long-term franchise agreements and contracts	$179,674	$(12,751)	$166,923
Non-competition agreements	9,751	(5,157)	4,594
Other	26,107	(7,340)	18,767
	215,532	(25,248)	190,284
Nonamortized intangible assets:
Indefinite-lived intangible assets	116,160	—	116,160
Intangible assets, exclusive of goodwill	$331,692	$(25,248)	$306,444

          The weighted-average amortization periods of long-term franchise agreements and contracts, non-competition agreements and other intangibles acquired during the year ended December 31, 2008, are 30.9 years, 6.9 years and 9.6 years, respectively.

          Intangible assets, exclusive of goodwill, consisted of the following at December 31, 2007:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Long-term franchise agreements and contracts	$62,258	$(9,470)	$52,788
Non-competition agreements	9,703	(4,404)	5,299
Other	17,063	(5,041)	12,022
	89,024	(18,915)	70,109
Nonamortized intangible assets:
Indefinite-lived intangible assets	23,848	—	23,848
Intangible assets, exclusive of goodwill	$112,872	$(18,915)	$93,957

          The weighted-average amortization periods of long-term franchise agreements and contracts, non-competition agreements and other intangibles acquired during the year ended December 31, 2007, are 22.4 years, 12.4 years and 8.4 years, respectively.

          The amounts assigned to indefinite-lived intangible assets consist of the value of certain perpetual rights to provide solid waste collection and transportation services in specified territories. These indefinite-lived intangible assets were subject to amortization prior to the Company’s adoption of SFAS No. 142.

          Estimated future amortization expense for the next five years of amortizable intangible assets is as follows:

For the year ended December 31, 2009	$9,850
For the year ended December 31, 2010	$9,710
For the year ended December 31, 2011	$9,604
For the year ended December 31, 2012	$9,468
For the year ended December 31, 2013	$8,029

          Total amortization expense for intangible assets was $4,080, $4,341 and $6,334 for the years ended December 31, 2006, 2007 and 2008, respectively.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

5.	PROPERTY AND EQUIPMENT

          Property and equipment consists of the following:

	Year Ended December 31,
	2007	2008
Landfill site costs	$608,750	$655,773
Rolling stock	274,719	343,692
Land, buildings and improvements	115,461	155,712
Containers	131,412	155,646
Machinery and equipment	122,107	138,094
Construction in progress	4,122	8,594
	1,256,571	1,457,511
Less accumulated depreciation and depletion	(391,241)	(473,387)
	$865,330	$984,124

          The Company’s landfill depletion expense for the years ended December 31, 2006, 2007 and 2008, was $18,854, $22,282 and $23,422, respectively.

6.	OTHER ASSETS, NET

          Other assets, net, consist of the following:

	Year Ended December 31,
	2007	2008
Deferred financing costs	$7,972	$7,128
Investment in unconsolidated entity	5,300	5,300
Landfill closure receivable	3,397	4,358
Deposits	917	916
Other	3,871	3,220
	$21,457	$20,922

7.	ACCRUED LIABILITIES

          Accrued liabilities consist of the following:

	Year Ended December 31,
	2007	2008
Insurance claims	$34,662	$33,841
Payroll and payroll-related	18,872	20,198
Interest payable	2,674	6,934
Acquisition-related	4,852	4,227
Unrealized interest rate and fuel commodity swap losses	43	21,120
Other	8,475	8,900
	$69,578	$95,220

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

8.	LONG-TERM DEBT

          Long-term debt consists of the following:

	Year Ended December 31,
	2007	2008
Revolver under Credit Facility	$479,000	$400,000
2026 Convertible Senior Notes	200,000	200,000
2015 Senior Notes	—	175,000
Tax-Exempt Bonds	44,510	53,960
Notes payable to sellers in connection with acquisitions, uncollateralized, bearing interest at 5.5% to 10.35%, principal and interest payments due periodically with due dates ranging from 2009 to 2036	3,994	4,888
Notes payable to third parties, collateralized by substantially all assets of certain subsidiaries of the Company, bearing interest at 9.0% to 10.9%, principal and interest payments due periodically with due dates ranging from 2009 to 2019	5,329	1,608
	732,833	835,456
Less – current portion	(13,315)	(4,698)
	$719,518	$830,758

Credit Facility

          The Company has a senior revolving credit facility with a syndicate of banks for which Bank of America, N.A. acts as agent. The maximum borrowings available under the Company’s credit facility were $800,000 and $845,000 as of December 31, 2007 and 2008, respectively. When the Company increased the maximum borrowings available under the Company’s credit facility to $845,000 in June 2008, no changes were made to the terms, pricing, conditions or covenants of the credit facility. There is no maximum amount of standby letters of credit that can be issued; however, the issuance of standby letters of credit reduces the amount of total borrowings available. As of December 31, 2007, $479,000 was outstanding under the credit facility, exclusive of outstanding standby letters of credit of $68,260. As of December 31, 2008, $400,000 was outstanding under the credit facility, exclusive of outstanding standby letters of credit of $81,401. The credit facility matures in September 2012.

          The borrowings under the credit facility bear interest, at the Company’s option, at either the base rate plus the applicable base rate margin (approximately 7.25% and 3.25% at December 31, 2007 and 2008, respectively) on base rate loans, or the Eurodollar rate plus the applicable Eurodollar margin (approximately 5.8% and 2.5% at December 31, 2007 and 2008, respectively) on Eurodollar loans. The applicable margins under the credit facility vary depending on the Company’s leverage ratio, as defined in the credit agreement. As of December 31, 2007 and 2008, these margins ranged from 0.625% to 1.125% for Eurodollar loans and 0.00% for base rate loans.

          The credit facility requires the Company to pay an annual commitment fee on the unused portion of the facility. The commitment fee ranged from 0.15% to 0.20% as of December 31, 2007 and 2008.

          The borrowings under the credit facility are not collateralized. The credit facility contains representations and warranties and places certain business, financial and operating restrictions on the Company relating to, among other things, indebtedness, liens and other encumbrances, investments, mergers and acquisitions, asset sales, sale and leaseback transactions, and dividends, distributions and redemptions of capital stock. The credit agreement requires that the Company maintain specified financial ratios. As of December 31, 2007 and 2008, the Company was in compliance with all applicable covenants in the credit facility.

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

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

          In April 2006, the Company called for redemption the $175,000 aggregate principal amount of its 2022 Notes, which redemption occurred on May 8 and June 5, 2006. Holders of the 2022 Notes had the right to convert their notes at any time prior to the end of the day that was two business days preceding the applicable redemption date. The Company paid approximately $175,000 in cash and issued 1,441,763 shares of its common stock in connection with the conversion and redemption. The Company funded the conversion and redemption with borrowings under its senior revolving credit facility. Additionally, the Company recorded a non-cash, pre-tax charge of $4,185 ($2,637 net of taxes) in other income (expense) for the write-off of unamortized debt issuance costs associated with the full $175,000 aggregate principal amount of the notes called for redemption.

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

          Holders may surrender notes for conversion into cash and, if applicable, shares of the Company’s common stock at an initial conversion price of $34.00 per share (equivalent to an initial conversion rate of 29.4118 shares per $1 principal amount of notes) at any time prior to the close of business on the maturity date, if the closing sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the quarter preceding the quarter in which the conversion occurs, is more than 130% of the conversion price per share of the Company’s common stock on that 30th day. Based on the Company’s share price through December 31, 2008, the 2026 Notes have not met the requirements for conversion by the holders.

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

Senior Notes due 2015

          On July 15, 2008, the Company entered into a Master Note Purchase Agreement with certain accredited institutional investors pursuant to which the Company issued and sold to the investors at a closing on October 1, 2008, $175,000 of senior uncollateralized notes due October 1, 2015 (the “2015 Notes”) in a private placement. The 2015 Notes bear interest at the fixed rate of 6.22% per annum with interest payable in arrears semi-annually on April 1 and October 1 beginning on April 1, 2009, and with principal payable at the maturity of the 2015 Notes on October 1, 2015.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

          The 2015 Notes are uncollateralized obligations and rank equally with obligations under the Company’s senior uncollateralized revolving credit facility. The 2015 Notes are subject to representations, warranties, covenants and events of default customary for a private placement of senior uncollateralized notes. Upon the occurrence of an event of default, payment of the 2015 Notes may be accelerated by the holders of the 2015 Notes. The 2015 Notes may also be prepaid at any time in whole or from time to time in any part (not less than 5% of the then-outstanding principal amount) by the Company at par plus a make-whole amount determined in respect of the remaining scheduled interest payments on the 2015 Notes, using a discount rate of the then current market standard for United States treasury bills plus 0.50%. In addition, the Company will be required to offer to prepay the 2015 Notes upon certain changes in control. The Company is amortizing the $1,026 debt issuance costs over a seven-year term through the maturity date, or October 1, 2015.

          The Company may issue additional series of senior uncollateralized notes pursuant to the terms and conditions of the Master Note Purchase Agreement, provided that the purchasers of the 2015 Notes shall not have any obligation to purchase any additional notes issued pursuant to the Master Note Purchase Agreement and the aggregate principal amount of the 2015 Notes and any additional notes issued pursuant to the Master Note Purchase Agreement shall not exceed $500,000.

Tax-Exempt Bonds

          The Company’s tax-exempt bond financings are as follows:

	Type of Interest Rate	Interest Rate on Bond at December 31, 2008		Outstanding Balance at December 31,		Back by Letter of Credit (Amount)
			Maturity Date of Bond
Name of Bond				2007	2008
Wasco Bond 2012	Fixed	7.00%	March 1, 2012	$2,810	$2,325	$—
Wasco Bond 2021	Fixed	7.25	March 1, 2021	8,475	8,475	—
Madera Bond	Variable	0.97	May 1, 2016	1,800	1,800	1,829
Cold Canyon Bond	Variable	0.97	July 2008	5,845	—	—
Tehama Bond	Variable	0.97	June 1, 2014	640	580	598
San Jose Bonds	Variable	0.97	September 1, 2016	9,440	7,020	7,288
West Valley Bond	Variable	1.25	August 1, 2018	15,500	15,500	15,678
LeMay Washington Bond	Variable	1.03	April 1, 2033	—	15,930	16,133
LeMay Olympia Bond	Variable	1.03	April 1, 2019	—	2,330	2,379
				$44,510	$53,960	$43,905

          The variable-rate bonds are all remarketed weekly by a remarketing agent to effectively maintain a variable yield. If the remarketing agent is unable to remarket the bonds, then the remarketing agent can put the bonds to the Company. The Company has obtained standby letters of credit, issued under its senior revolving credit facility, to guarantee repayment of the bonds in this event. The Company classified these borrowings as long-term at December 31, 2008, because the borrowings are supported by standby letters of credit issued under the Company’s senior revolving credit facility which is long-term.

          As of December 31, 2008, aggregate contractual future principal payments by calendar year on long-term debt are due as follows:

2009	$4,698
2010	1,937
2011	202,041
2012	402,165
2013	1,463
Thereafter	223,152
$835,456

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

9.	FAIR VALUE OF FINANCIAL INSTRUMENTS

          As discussed in Note 1, effective January 1, 2008, the Company adopted SFAS 157 as it relates to financial assets and liabilities that are being measured and reported at fair value on a recurring basis. Although the adoption of SFAS 157 did not materially impact its financial condition, results of operations, or cash flows, the Company is now required to provide additional disclosures as part of its financial statements. In accordance with FSP 157-2, the Company deferred adoption of SFAS 157 as it relates to nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

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

          The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments and certain investments included in cash equivalent money market funds and restricted assets. The Company’s derivative instruments are pay-fixed, receive-variable interest rate swaps and pay-fixed, receive-variable diesel fuel commodity swaps. The Company’s interest rate swaps are recorded at their estimated fair values based on quotes received from financial institutions that trade these contracts. The Company verifies the reasonableness of these quotes using similar quotes from another financial institution as of each date for which financial statements are prepared. The Company uses a discounted cash flow ("DCF") model to determine the estimated fair values of the diesel fuel commodity swaps.  The assumptions used in preparing the DCF model include: (i) estimates for the forward DOE index curve and (ii) the discount rate based on risk-free interest rates over the term of the agreements.  The DOE index curve used in the DCF model was obtained from financial institutions that trade these contracts.  For the Company’s interest rate swaps, the Company also considers the Company’s creditworthiness in its determination of the fair value measurement of these instruments in a net liability position. The Company’s cash equivalent money market funds and restricted assets are valued at quoted market prices in active markets for identical assets, which the Company receives from the financial institutions that hold such investments on its behalf. The Company’s restricted assets measured at fair value are invested primarily in U.S. government and agency securities.

          The Company’s assets and liabilities measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at December 31, 2008, were as follows:

	Fair Value Measurement at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap derivative instruments – liability position	$(27,796)	$—	$(27,796)	$—
Fuel hedge derivative instruments – liability position	$(10,813)	$—	$—	$(10,813)
Cash equivalent money market funds	$256,060	$256,060	$—	$—
Restricted assets	$21,429	$21,429	$—	$—

The following table summarizes the change in the fair value for Level 3 inputs for the twelve months ended December 31, 2008;

Level 3 Inputs
Balance as of December 31, 2007	$—
Realized losses included in earnings	—
Unrealized losses included in Accumulated Other
Comprehensive Loss	(10,813)
Purchases, sales, issuances and settlements	—
Transfers in and out of Level 3	—
Balance as of December 31, 2008	$(10,813)

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

10.	COMMITMENTS AND CONTINGENCIES

COMMITMENTS

Leases

          The Company leases its facilities and certain equipment under non-cancelable operating leases for periods ranging from one to 20 years, with renewal options for certain leases. The Company’s total rent expense under operating leases during the years ended December 31, 2006, 2007 and 2008, was $8,137, $8,790 and $9,008, respectively.

          As of December 31, 2008, future minimum lease payments, by calendar year, are as follows:

2009	$8,350
2010	8,020
2011	7,112
2012	6,829
2013	5,803
Thereafter	35,055
$71,169

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

          At December 31, 2007 and 2008, the Company had provided customers and various regulatory authorities with surety bonds in the aggregate amount of approximately $112,512 and $113,273, respectively, to secure its landfill final capping, closure and post-closure requirements and $51,813 and $48,502, respectively, to secure performance under collection contracts and landfill operating agreements.

          The Company owns a 9.9% interest in a company that, among other activities, issues financial surety bonds to secure final capping, landfill closure and post-closure obligations for companies operating in the solid waste industry. The Company accounts for this investment under the cost method of accounting. There have been no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. This investee company and the parent company of the investee had written final capping, landfill closure and post-closure financial surety bonds for the Company, of which $86,806 and $85,802 were outstanding as of December 31, 2007 and 2008, respectively. The Company’s reimbursement obligations under these bonds are secured by a pledge of its stock in the investee company.

Unconditional Purchase Obligations

          At December 31, 2008, the Company’s unconditional purchase obligations consist of multiple fixed-price fuel purchase contracts under which it has 10.5 million gallons remaining to be purchased for a total of $27,543, plus taxes and transportation upon delivery. These fuel purchase contracts expire on or before December 31, 2009.

Put Option

          The minority interests holders of one of the Company’s majority-owned subsidiaries, Pierce County Recycling, Composting and Disposal, LLC, or PCRCD, had an exercisable put option to require the Company to complete the acquisition of PCRCD by purchasing their minority ownership interests for fair market value. The put option calculated the fair market value of PCRCD based on its current operating income before depreciation and amortization, as defined in the put option agreement. On August 1, 2008, Waste Connections of Washington, Inc., or WCWI, a wholly-owned subsidiary of the Company, entered into an Equity Purchase Agreement with the minority interests holders of PCRCD, Land Recovery, Inc. and Resource Investments, Inc., and their shareholders. Pursuant to the Equity Purchase Agreement, WCWI agreed to purchase from the minority interests holders all of their membership interests of PCRCD and all of their shares of capital stock of Pierce County Landfill Management, Inc., PCRCD’s Manager, for a purchase price of $103,665. The transaction closed on November 3, 2008. PCRCD and Pierce County Landfill Management, Inc., which were previously majority-owned subsidiaries of the Company, are now wholly-owned subsidiaries of the Company. Upon the closing of the PCRCD transaction, the put option terminated and is of no further force or effect. After the closing of the transaction, Pierce County Landfill Management, Inc. was merged into PCRCD.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

CONTINGENCIES

Environmental Risks

          The Company is subject to liability for any environmental damage that its solid waste facilities may cause to neighboring landowners or residents, particularly as a result of the contamination of soil, groundwater or surface water, and especially drinking water, including damage resulting from conditions existing prior to the acquisition of such facilities by the Company. The Company may also be subject to liability for any off-site environmental contamination caused by pollutants or hazardous substances whose transportation, treatment or disposal was arranged by the Company or its predecessors. Any substantial liability for environmental damage incurred by the Company could have a material adverse effect on the Company’s financial condition, results of operations or cash flows. As of December 31, 2008, the Company is not aware of any material environmental liabilities.

Legal Proceedings

          The Company’s subsidiary, High Desert Solid Waste Facility, Inc. (formerly known as Rhino Solid Waste, Inc.), owns undeveloped property in Chaparral, New Mexico, for which it sought a permit to operate a municipal solid waste landfill. After a public hearing, the New Mexico Environment Department (the “Department”) approved the permit for the facility on January 30, 2002. Colonias Development Council (“CDC”), a nonprofit organization, opposed the permit at the public hearing and appealed the Department’s decision to the courts of New Mexico, primarily on the grounds that the Department failed to consider the social impact of the landfill on the community of Chaparral, and failed to consider regional planning issues. On July 18, 2005, in Colonias Dev. Council v. Rhino Envtl. Servs., Inc. (In re Rhino Envtl. Servs.), 2005 NMSC 24, 117 P.3d 939, the New Mexico Supreme Court remanded the matter back to the Department to conduct a limited public hearing on certain evidence that CDC claims was wrongfully excluded from consideration by the hearing officer, and to allow the Department to reconsider the evidence already proffered concerning the impact of the landfill on the surrounding community’s quality of life. The parties have agreed to postpone the hearing until November 2009 at the earliest to allow the Company time to explore a possible relocation of the landfill. At December 31, 2008, the Company had $9,917 of capitalized expenditures related to this landfill development project. If the Company is not ultimately issued a permit to operate the landfill, the Company will be required to expense in a future period the $9,917 of capitalized expenditures, less the recoverable value of the undeveloped property and other amounts recovered, which would likely have a material adverse effect on the Company’s results of operations for that period.

          The Company opened a municipal solid waste landfill in Harper County, Kansas in January 2006, following the issuance by the Kansas Department of Health and Environment (“KDHE”) of a final permit to operate the landfill. The landfill has operated continuously since that time. On October 3, 2005, landfill opponents filed a suit (Board of Comm’rs of Sumner County, Kansas, Tri-County Concerned Citizens and Dalton Holland v. Roderick Bremby, Sec’y of the Kansas Dep’t of Health and Env’t, et al.) in the District Court of Shawnee County, Kansas, seeking a judicial review of KDHE’s decision to issue the permit, alleging that a site analysis prepared for the Company and submitted to the KDHE as part of the process leading to the issuance of the permit was deficient in several respects. The action sought to stay the effectiveness of the permit and to nullify it. On April 7, 2006, the District Court issued an order denying the plaintiffs’ request for judicial review on the grounds that they lacked standing to bring the action. The plaintiffs appealed this decision to the Kansas Court of Appeals, and on October 12, 2007, the Court of Appeals issued an opinion reversing and remanding the District Court’s decision. The Company appealed the decision to the Kansas Supreme Court, and on July 25, 2008, the Supreme Court affirmed the decision of the Court of Appeals and remanded the case to the District Court for further proceedings on the merits. Plaintiffs filed a second amended petition on October 22, 2008, and the Company filed a motion to strike various allegations contained within the second amended petition. The motion to strike was heard before the District Court on January 26, 2009, and the Court took the matter under submission. The outcome of the issues raised in the motion will impact the scope of briefing on the ultimate issue before the District Court. It is anticipated that the briefing will be completed during the 2009 calendar year. While the Company believes that it will prevail in this case, the District Court could remand the matter back to KDHE for additional review of its decision or could revoke the permit. An order of remand to KDHE would not necessarily affect the Company’s continued operation of the landfill. Only in the event that a final adverse determination with respect to the permit is received would there likely be a material adverse effect on the Company’s reported income in the future. The Company cannot estimate the amount of any such material adverse effect.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

          On October 25, 2006, a purported shareholder derivative complaint captioned Travis v. Mittelstaedt, et al. was filed in the United States District Court for the Eastern District of California, naming certain of the Company’s directors and officers as defendants, and naming the Company as a nominal defendant. On January 30, 2007, a similar purported derivative action, captioned Pierce and Banister v. Mittelstaedt, et al., was filed in the same federal court as the Travis case. The Travis and Pierce and Banister cases have been consolidated. The consolidated complaint in the action alleges violations of various federal and California securities laws, breach of fiduciary duty, waste, and related claims in connection with the timing of certain historical stock option grants. The consolidated complaint names as defendants certain of the Company’s current and former directors and officers, and names the Company as a nominal defendant. On June 22, 2007, the Company and the individual defendants filed motions to dismiss the consolidated action. On March 19, 2008, the Court granted the Company’s motion to dismiss and provided the plaintiffs leave to file an amended consolidated complaint, which the plaintiffs filed with the Court on April 8, 2008.

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

          In July 2008, the parties reached a preliminary agreement to settle all of these derivative actions, and in August 2008 the consolidated federal action was stayed as a result of the preliminary agreement. Under the terms of the preliminary agreement, the Company agreed to reaffirm and/or implement certain corporate governance measures and the Company’s insurance carrier agreed to pay not more than $3,000 to plaintiffs’ counsel to cover plaintiffs’ counsel’s fees and costs, which are subject to court approval. The defendants expressly deny any wrongdoing and will receive a complete release of all claims. The preliminary agreement is subject to standard conditions, including final court approval. There can be no assurance that final court approval will be obtained.

          In 2006, the Company completed a review of its historical stock option granting practices, including all option grants since its initial public offering in May 1998, and reported the results of the review to the Audit Committee of its Board of Directors. The review identified a small number of immaterial exceptions to non-cash compensation expense attributable to administrative and clerical errors. These exceptions are not material to the Company’s current and historical financial statements, and the Audit Committee concluded that no further action was necessary. As with any litigation proceeding, the Company cannot predict with certainty the eventual outcome of the pending federal and state derivative litigation, nor can the Company estimate the amount of any losses that might result.

          On January 15, 2009, a purported class action complaint captioned Heath Belcher and Denessa Arguello v. Waste Connections, Inc., and Waste Connections of California, Inc. was filed in the United States District Court for the Eastern District of California, naming the Company and its subsidiary, Waste Connections of California, Inc., as defendants. The complaint alleges violations under the Fair Labor Standards Act related to overtime compensation, and alleges violations under California labor laws related to overtime compensation, unpaid wages, meal and rest breaks, and wage statements. The complaint also alleges violations under the California Unfair Competition Law based on the foregoing alleged violations. The complaint seeks class certification and various forms of relief, including declaratory judgment, statutory penalties, unpaid back wages, liquidated damages, restitution, interest, and attorneys’ fees and costs. The Company intends to vigorously defend this matter. As with any litigation proceeding, the Company cannot predict with certainty the eventual outcome of this matter, nor can the Company estimate the amount of any losses that might result.

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

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

          In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business. Except as noted in the legal cases described above, as of December 31, 2008, there is no current proceeding or litigation involving the Company that the Company believes will have a material adverse impact on its business, financial condition, results of operations or cash flows.

Employees

          At December 31, 2008, the Company employed 5,379 full-time employees, of which 573, or approximately 11% of its workforce, were employed under collective bargaining agreements primarily with the Teamsters Union. These employees are subject to labor agreements that are subject to renegotiation periodically. The Company has nine collective bargaining agreements that are set to expire in 2009. The Company does not expect any significant disruption in its overall business in 2009 as a result of labor negotiations, employee strikes or organizational efforts.

11.	STOCKHOLDERS’ EQUITY

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

Share Repurchase Program

          The Company’s Board of Directors has authorized a common stock repurchase program for the repurchase of up to $500,000 of common stock through December 31, 2009. Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. The timing and amounts of any repurchases will depend on many factors, including the Company’s capital structure, the market price of the common stock and overall market conditions. As of December 31, 2007 and 2008, the Company had repurchased 16,236,798 and 17,278,069 shares, respectively, of its common stock at a cost of $397,185 and $428,711, respectively. As of December 31, 2008, the remaining maximum dollar value of shares available for purchase under the program was approximately $80,217. The Company’s policy related to repurchases of its common stock is to charge any excess of cost over par value entirely to additional paid-in capital.

Common Stock

          Of the 70,157,761 shares of common stock authorized but unissued as of December 31, 2008, the following shares were reserved for issuance:

Stock option plans	6,717,008
2026 Convertible Senior Notes	5,882,354
Consultant Incentive Plan	275,072
2002 Restricted stock plan	10,531
12,884,965

          On September 24, 2008, the Company entered into an underwriting agreement with J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC and Credit Suisse Securities (USA) LLC, as representatives of the several underwriters involved, in connection with the offer and sale by the Company of 11,000,000 shares of its common stock, par value $0.01 per share, at a price of $32.50 per share. The Company granted the underwriters an option to purchase up to 1,650,000 additional shares of its common stock to cover over-allotments, which the underwriters exercised in full on September 25, 2008. The offering closed on September 30, 2008, and the Company received net proceeds of $393,930 after deducting underwriting discounts and commissions of $16,445, and estimated transaction expenses payable by the Company of approximately $750.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

Restricted Stock and Stock Options

          During 2002, the Company’s Board of Directors adopted the 2002 Restricted Stock Plan in which selected employees, other than officers and directors, may participate. Restricted stock awards under the 2002 Restricted Stock Plan may or may not require a cash payment from a participant to whom an award is made. The awards become free of the stated restrictions over periods determined at the date of the grant, subject to continuing employment, the achievement of particular performance goals and/or the satisfaction of certain vesting provisions applicable to each award of shares. The Board of Directors authorizes the grant of any stock awards and determines the employees to whom shares are awarded, number of shares to be awarded, award period and other terms and conditions of the awards. Unvested shares of restricted stock may be forfeited and revert to the Company if a plan participant resigns from the Company and its subsidiaries, is terminated for cause or violates the terms of any noncompetition or nonsolicitation agreements to which that plan participant is bound (if such plan participant has been terminated without cause). A total of 213,750 shares of the Company’s common stock were reserved for issuance under the 2002 Restricted Stock Plan. As of December 31, 2008, 10,531 shares of common stock were available for future grants of restricted stock under the 2002 Restricted Stock Plan. The fair value of restricted stock for the years ended December 31, 2006, 2007 and 2008, was determined based on the number of shares granted and the quoted price of the Company’s common stock.

          The following table summarizes activity for the 2002 Restricted Stock Plan:

	Year Ended December 31,
	2006	2007	2008
Restricted shares granted	—	—	—
Weighted average grant-date fair value of shares granted	$—	$—	$—
Total fair value of restricted shares granted	$—	$—	$—
Restricted shares becoming free of restrictions	46,346	41,263	4,872
Weighted average restriction period (in years)	—	—	—

          In 1997, the Company’s Board of Directors adopted the 1997 Stock Option Plan in which all officers, employees, directors and consultants may participate. Options granted under the 1997 Stock Option Plan may either be incentive stock options or nonqualified stock options, generally have a term of 10 years from the date of grant, and will vest over periods determined at the date of grant. The exercise prices of the options are determined by the Company’s Board of Directors and, in the case of incentive stock options, will be at least 100% or 110% of the fair market value of the Company’s common stock on the date of grant as provided for in the 1997 Stock Option Plan. The 1997 Stock Option Plan provides for the reservation of common stock for issuance thereunder equal to 7,794,400 shares. As of December 31, 2008, no options for shares of common stock were available for future grants under the 1997 Stock Option Plan.

          In 2002, the Company’s Board of Directors authorized two additional equity-based compensation plans: the 2002 Stock Option Plan and 2002 Senior Management Equity Incentive Plan. A total of 5,496,364 shares of the Company’s common stock were reserved for future issuance under the 2002 Stock Option Plan. Participation in the 2002 Stock Option Plan is limited to consultants and employees, other than officers and directors. Options granted under the 2002 Stock Option Plan are nonqualified stock options and have a term of no longer than 10 years from the date they are granted. Options generally become exercisable in installments pursuant to a vesting schedule set forth in each option agreement. The Board of Directors authorizes the granting of options and determines the employees and consultants to whom options are to be granted, the number of shares subject to each option, the exercise price, option term, vesting schedule and other terms and conditions of the options. A total of 6,144,473 shares of the Company’s common stock were reserved for future issuance under the 2002 Senior Management Equity Incentive Plan. The Company’s stockholders approved the 2002 Senior Management Equity Incentive Plan on May 16, 2002. Participation in the 2002 Senior Management Equity Incentive Plan is limited to officers and directors of the Company and its subsidiaries. Options granted under the 2002 Senior Management Equity Incentive Plan may be either incentive stock options or nonqualified stock options and have a term of no longer than 10 years from the date they are granted. Options generally become exercisable in installments pursuant to a vesting schedule set forth in each option agreement. The Board of Directors authorizes the granting of options and determines the officers and directors to whom options are to be granted, the number of shares subject to each option, the exercise price, option term, vesting schedule and other terms and conditions of the options. In the case of incentive stock options, the exercise price will be at least 100% or 110% of the fair market value of the Company’s common stock on the date of grant as provided for in the 2002 Senior Management Equity Incentive Plan. As of December 31, 2008, options for 0 and 1,000,000 shares of common stock were available for future grants under the 2002 Stock Option Plan and 2002 Senior Management Equity Incentive Plan, respectively.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

          In 2004, the Company’s Board of Directors authorized the 2004 Equity Incentive Plan. On May 25, 2006, the stockholders of the Company approved the Second Amended and Restated 2004 Equity Incentive Plan, and on May 15, 2008, they approved further amendments to the Second Amended and Restated 2004 Equity Incentive Plan. A total of 3,775,000 shares of the Company’s common stock were reserved for future issuance under the 2004 Equity Incentive Plan, all of which may be used for grants of stock options, restricted stock, and/or restricted stock units. Participation in the 2004 Equity Incentive Plan is limited to consultants and employees, including officers and directors. Options granted under the 2004 Equity Incentive Plan are nonqualified stock options and have a term of no longer than five years from the date they are granted. Restricted stock, restricted stock units, and options generally vest in installments pursuant to a vesting schedule set forth in each option or restricted stock or unit agreement. The Board of Directors authorizes the granting of options, restricted stock and restricted stock units, and determines the employees and consultants to whom options, restricted stock, and restricted stock units are to be granted, the number of shares subject to each option, restricted stock, or restricted stock unit, the exercise price, term, vesting schedule and other terms and conditions of the options, restricted stock, or restricted stock units. The exercise prices of the options shall not be less than the fair market value of the Company’s common stock on the date of grant. Restricted stock awards under the plan may or may not require a cash payment from a participant to whom an award is made; restricted stock unit awards under the plan do not require any cash payment from the participant to whom an award is made. The fair value of restricted stock units granted during the years ended December 31, 2006, 2007 and 2008, was determined based on the number of stock units granted and the quoted price of the Company’s common stock. As of December 31, 2008, 1,460,522 shares of common stock were available to be issued pursuant to future awards granted under the 2004 Equity Incentive Plan.

          The following table summarizes restricted stock units activity for the 2004 Equity Incentive Plan:

	Year Ended December 31,
	2006	2007	2008
Restricted stock units granted	492,000	426,802	379,949
Weighted average grant-date fair value of restricted stock units granted	$23.37	$29.08	$28.99
Total fair value of restricted stock units granted	$11,496	$12,413	$11,013
Restricted stock units becoming free of restrictions	10,283	127,005	217,991
Weighted average restriction period (in years)	4.6	4.5	4.4

          As of December 31, 2006, 2007 and 2008, a total of 6,148,214, 4,031,781 and 3,127,840 options to purchase common stock were exercisable under all stock option plans, respectively.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

          A summary of the Company’s stock option activity and related information for the years ended December 31, 2006, 2007 and 2008, is presented below:

	Number of Shares (Options)	Weighted Average Exercise Price
Outstanding as of December 31, 2005	8,224,401	$17.08
Granted	518,400	23.21
Forfeited	(31,725)	23.31
Exercised	(2,061,563)	15.59
Outstanding as of December 31, 2006	6,649,513	17.99
Granted	—	—
Forfeited	(8,186)	22.73
Exercised	(2,237,618)	15.92
Outstanding as of December 31, 2007	4,403,709	19.04
Granted	—	—
Forfeited	(31,314)	22.53
Exercised	(1,022,481)	18.67
Outstanding as of December 31, 2008	3,349,914	19.12

          The following table summarizes information about stock options outstanding as of December 31, 2008:

	Options Outstanding			Options Exercisable
Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
$5.00 to $11.00	187,598	$10.60	3.0	187,598	$10.60	3.0
$11.01 to $16.00	400,766	14.54	4.0	400,766	14.54	4.0
$16.01 to $20.00	950,563	16.64	5.1	950,563	16.64	5.1
$20.01 to $30.00	1,810,987	22.31	5.2	1,588,913	22.19	4.9
	3,349,914	19.12	4.9	3,127,840	18.82	4.7

          The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2008, was $41,722 and $39,864, respectively.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

          A summary of option activity under the foregoing stock option plans as of December 31, 2007, and changes during the year ended December 31, 2008, is presented below:

	Unvested Shares	Vested Shares	Total Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2007	371,928	4,031,781	4,403,709	$19.04
Granted	—	—	—	—
Forfeited	(26,672)	(4,642)	(31,314)	22.53
Vested	(123,182)	123,182	—	—
Exercised	—	(1,022,481)	(1,022,481)	18.67
Outstanding at December 31, 2008	222,074	3,127,840	3,349,914	19.12

          The total intrinsic value of stock options exercised during the years ended December 31, 2006, 2007 and 2008, was $20,299, $34,951 and $15,711, respectively. The total fair value of stock options vested during the years ended December 31, 2006, 2007 and 2008, was $8, $643 and $643, respectively.

          A summary of activity related to restricted stock and restricted stock units under the 2002 Restricted Stock Plan and the 2004 Equity Incentive Plan as of December 31, 2007, and changes during the year ended December 31, 2008, is presented below:

	Unvested Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2007	804,748	$26.29
Granted	379,949	28.99
Forfeited	(55,262)	26.78
Vested	(222,863)	26.02
Outstanding at December 31, 2008	906,572	27.45

Stock Purchase Warrants

          In 2002, the Company’s Board of Directors authorized the 2002 Consultant Incentive Plan, under which warrants to purchase the Company’s common stock may be issued to certain consultants to the Company. Warrants awarded under the Consultant Incentive Plan are subject to a vesting schedule set forth in each warrant agreement. Historically, warrants issued have been fully vested and exercisable at the date of grant. The Board of Directors authorizes the issuance of warrants and determines the consultants to whom warrants are to be issued, the number of shares subject to each warrant, the purchase price, exercise date and period, warrant term and other terms and conditions of the warrants. The Board reserved 450,000 shares of the Company’s common stock for future issuance under the Consultant Incentive Plan. As of December 31, 2008, 230,949 shares of common stock were available for future grants of warrants under the 2002 Consultant Incentive Plan. The Company issued 15,395, 14,137 and 9,267 warrants under the Consultant Incentive Plan during the years ended December 31, 2006, 2007 and 2008, respectively.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

          A summary of warrant activity as of December 31, 2007, and changes during the year ended December 31, 2008, is presented below:

	Warrants	Weighted-Average Exercise Price
Outstanding at December 31, 2007	52,981	$24.07
Granted	9,267	31.28
Forfeited	—	—
Exercised	(18,125)	17.02
Outstanding at December 31, 2008	44,123	28.28

          The following table summarizes information about warrants outstanding as of December 31, 2007 and 2008:

			Fair Value of Warrants Issued
	Warrants Issued			Outstanding at December 31,
Grant Date		Exercise Price		2007	2008
February 1998	450,000	$1.78	$954	5,000	—
Throughout 2005	22,200	19.75 to 25.25	136	18,449	5,550
Throughout 2006	15,395	22.73 to 27.47	115	15,395	15,171
Throughout 2007	14,137	29.70 to 34.02	123	14,137	14,135
Throughout 2008	9,267	28.46 to 34.05	79	—	9,267
				52,981	44,123

          The warrants are exercisable when granted and expire between 2009 and 2013.

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

          Comprehensive income includes changes in fair value of commodity fuel swaps and changes in the fair value of interest rate swaps that qualify for hedge accounting. The components of other comprehensive income (loss) and related tax effects for the years ended December 31, 2006, 2007 and 2008, are as follows:

	Year Ended December 31, 2006
	Gross	Tax effect	Net of tax
Amounts reclassified into earnings	$(6,842)	$2,599	$(4,243)
Changes in fair value of interest rate swaps	3,955	(1,602)	2,353
	$(2,887)	$997	$(1,890)

	Year Ended December 31, 2007
	Gross	Tax effect	Net of tax
Amounts reclassified into earnings	$(3,785)	$1,465	$(2,320)
Changes in fair value of interest rate swaps	(8,196)	3,159	(5,037)
	$(11,981)	$4,624	$(7,357)

	Year Ended December 31, 2008
	Gross	Tax effect	Net of tax
Amounts reclassified into earnings	$6,468	$(2,458)	$4,010
Changes in fair value of interest rate swaps	(27,264)	10,311	(16,953)
Changes in fair value of fuel commodity swaps	(10,813)	4,109	(6,704)
	$(31,609)	$11,962	$(19,647)

          In accordance with SFAS 133, the effective portions of the changes in fair values of interest rate swaps and fuel commodity swaps have been recorded in stockholders’ equity as a component of accumulated other comprehensive income. Because all critical terms of the interest rate swaps match the underlying debt being hedged, no ineffectiveness is recognized on these swaps and, therefore, all unrealized changes in fair value are recorded in Accumulated Other Comprehensive Loss. Amounts reclassified into earnings related to realized gains and losses on interest rate swaps are recognized in Interest Expense in the Consolidated Statements of Income when interest payments or receipts occur related to the swap contracts. Because changes in the actual price of diesel fuel and changes in the DOE index price do not offset exactly, the Company has determined it will assess whether the fuel hedges are highly effective on a prospective and retrospective basis using the cumulative dollar offset approach. At inception of the fuel hedges and at December 31, 2008, all of the Company’s fuel hedges were determined to be highly effective, therefore, the entire unrealized fair value of these agreements at December 31, 2008, has been recorded in Accumulated Other Comprehensive Loss. Beginning in January 2009, when the first fuel commodity swaps become effective, the Company will measure and record ineffectiveness on the fuel hedges based on the difference between the DOE index price and the actual price of diesel fuel purchased. Further, beginning in January 2009, amounts that will be reclassified into earnings related to realized gains and losses on fuel commodity swaps will be recognized in Cost of Operations in the Consolidated Statements of Income when the underlying fuel is consumed. The estimated net amount of the existing unrealized losses on interest rate swaps as of December 31, 2008 (based on the interest rate yield curve at that date), included in accumulated other comprehensive income expected to be reclassified into pre-tax earnings within the next 12 months is $14,340. The estimated net amount of the existing unrealized losses on fuel commodity swaps as of December 31, 2008 (based on the DOE diesel fuel index at that date), included in accumulated other comprehensive income expected to be reclassified into pre-tax earnings within the next 12 months is $7,146. The timing of actual amounts reclassified into earnings is dependent on future movements in interest rates and diesel fuel prices.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

A rollforward of the amounts included in Accumulated Other Comprehensive Loss, net of taxes, is as follows:

	Fuel Commodity Swap	Interest Rate Swap	Accumulated Other Comprehensive Loss
Balance at December 31, 2007	$—	$(4,290)	$(4,290)
Amounts reclassified into earnings	—	4,010	4,010
Changes in fair value	(6,704)	(16,953)	(23,657)
Balance at December 31, 2008	$(6,704)	$(17,233)	$(23,937)

13.	INCOME TAXES

The provision for income taxes for the years ended December 31, 2006, 2007 and 2008, consists of the following:

	Years Ended December 31,
	2006	2007	2008
Current:
Federal	$18,759	$40,526	$22,492
State	2,985	6,951	4,006
Deferred:
Federal	24,223	11,076	29,656
State	2,362	1,364	2,246
Provision for income taxes	$48,329	$59,917	$58,400

Significant components of deferred income tax assets and liabilities as of December 31, 2007 and 2008 are as follows:

	2007	2008
Deferred income tax assets:
Accounts receivable reserves	$1,698	$1,461
Accrued expenses	9,837	10,885
Self-insurance reserves	4,619	4,391
Net operating losses from acquired subsidiaries	113	—
Equity-based compensation	2,451	3,220
Interest rate and fuel commodity swaps	2,709	14,671
State taxes	2,369	1,333
Other	308	1,384
Gross deferred income tax assets	24,104	37,345
Less: Valuation allowance	—	—
Net deferred income tax assets	24,104	37,345

Deferred income tax liabilities:
Goodwill and other intangibles	(87,060)	(106,799)
Property and equipment	(126,725)	(138,547)
Landfill closure/post-closure	(12,523)	(14,196)
Prepaid expenses	(6,372)	(6,970)
Total deferred income tax liabilities	(232,680)	(266,512)
Net deferred income tax liability	$(208,576)	$(229,167)

          As of the year ended December 31, 2008, the Company had requested written approval from the Internal Revenue Service (“IRS”) to exclude probable expansion airspace from its calculation of landfill depreciation for tax purposes. During 2008, the Company continued to work with the IRS to pursue its approval. If the IRS approves the request, the Company would accelerate the timing of its landfill depreciation deductions, which would reduce the Company’s tax payments in the year granted by approximately $11,000.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

          During the years ended December 31, 2007 and 2008, the Company reduced its taxes payable by $15,294 and $8,546, respectively, as a result of the exercise of non-qualified stock options, the vesting of restricted stock and restricted stock units, and the disqualifying disposition of incentive stock options. The excess tax benefit associated with equity-based compensation of $14,137 and $6,441 for the years ended December 31, 2007 and 2008, respectively, was recorded in additional paid-in capital.

          The differences between the Company’s income tax provision as presented in the accompanying statements of income and income tax provision computed at the federal statutory rate consist of the items shown in the following table as a percentage of pre-tax income:

	Years Ended December 31,
	2006	2007	2008
Income tax provision at the statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.9	3.9	3.2
Deferred income tax liability adjustments	1.2	(1.3)	(2.3)
Other	(0.7)	0.1	(0.3)
	38.4%	37.7%	35.6%

          During the year ended December 31, 2006, the increase to the net deferred income tax liability due to changes in the geographical apportionment of the Company’s state taxes, net of the adjustments resulting from the reconciliation of its deferred income tax liability, resulted in an increase to tax expense of $1,517. During the year ended December 31, 2007, the decrease to the net deferred income tax liability due to the adjustments resulting from the reconciliation of the Company’s deferred income tax liability, net of the impact from changes in the geographical apportionment of its state taxes, resulted in a reduction to tax expense of $2,047. During the year ended December 31, 2008, the decrease to the net deferred income tax liability due primarily to changes in the geographical apportionment of the Company’s state taxes resulted in a reduction to tax expense of $3,730. Additionally, during the year ended December 31, 2008, the Company recorded a reduction to tax expense of $1,146, due primarily to the reversal of certain tax contingencies for which the statute of limitations expired in 2008 and the reconciliation of the income tax provision to the 2007 federal and state tax returns, which were filed during 2008.

          At December 31, 2008, the Company did not have any significant federal and state net operating loss (“NOL”) carryforwards. During the years ended December 31, 2007 and 2008, the Company utilized $481 and $293 of net operating losses to reduce current tax expense by $186 and $113, respectively.

          The Company and its subsidiaries are subject to U.S. federal income tax as well as to income tax of multiple state jurisdictions. The Company has concluded all U.S. federal income tax matters for years through 2004. All material state and local income tax matters have been concluded for years through 2003.

          Effective January 1, 2007, the Company adopted FIN 48. As a result of the implementation of FIN 48, the changes to the Company’s liability for uncertain tax positions was accounted for as a $2,897 adjustment to increase the 2007 beginning balance of retained earnings on the Company’s balance sheet. At December 31, 2007 and 2008, the Company had approximately $6,716 and $1,764, respectively, of total gross unrecognized tax benefits. Of the total gross unrecognized tax benefits at December 31, 2007 and 2008, $3,402 and $1,388, respectively, (both net of the federal benefit on state amounts) represent the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. The Company does not anticipate the total amount of unrecognized tax benefits will significantly change by December 31, 2009.

          The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had approximately $851 and $291 accrued for interest, net of tax, at December 31, 2007 and 2008, respectively, and no accrual for penalties at December 31, 2007 and 2008. The Company recognized, net of releases, approximately $398 for interest, net of tax, and no accrual for penalties during the year ended December 31, 2007. The Company released, net of recognition, approximately $560 for interest, net of tax, and recognized no accrual for penalties during the year ended December 31, 2008.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

          The following is a rollforward of the Company’s unrecognized tax benefits from January 1, 2007 to December 31, 2008:

	2007	2008
Unrecognized tax benefits at beginning of period	$6,702	$6,716
Gross increases – tax positions in prior periods	918	—
Gross decreases – tax positions in prior periods	—	(37)
Lapse of statute of limitations	(904)	(4,915)
Unrecognized tax benefits at end of period	$6,716	$1,764

14.	REVENUE BY SERVICE TYPE

          The table below shows for the periods indicated the Company’s total reported revenues by service line and intercompany eliminations.

	Years Ended December 31,
	2006	2007	2008
Collection	$602,762	$693,675	$787,713
Disposal and transfer	259,190	298,954	308,811
Recycling and other	77,202	95,212	89,594
Total	$939,154	$1,087,841	$1,186,118

Intercompany elimination	$114,800	$129,300	$136,515

15.	NET INCOME PER SHARE INFORMATION

          The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income per common share for the years ended December 31, 2006, 2007 and 2008:

	Years Ended December 31,
	2006	2007	2008
Numerator:
Net income for basic and diluted earnings per share	$77,423	$99,081	$105,556
Denominator:
Basic shares outstanding	68,136,126	68,238,523	70,024,874
Dilutive effect of 2022 Convertible Subordinated Notes	393,026	—	—
Dilutive effect of 2026 Convertible Subordinated Notes	—	—	41,270
Dilutive effect of stock options and warrants	1,746,783	1,592,418	1,161,858
Dilutive effect of restricted stock	132,738	163,772	191,710
Diluted shares outstanding	70,408,673	69,994,713	71,419,712

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

          The Company’s 2026 Notes are convertible, under certain circumstances, into a maximum of 5,882,354 shares of common stock. The 2026 Notes require (subject to certain exceptions) payment of the principal value in cash and net share settle of the conversion value in excess of the principal value of the notes upon conversion. The 2026 Notes were dilutive in the third quarter of 2008. Therefore, in accordance with EITF 04-8, the Company has included within diluted shares outstanding the dilutive effect of the conversion value in excess of the principal value of the notes. In addition, the conversion feature of the 2026 Notes meets all the requirements of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, to be accounted for as an equity interest and not as a derivative. Therefore, in the event the 2026 Notes become convertible, a holder electing to convert will receive a cash payment for the principal amount of the debt and net shares of the Company’s common stock equal to the value of the conversion spread. The Company will apply the provisions of FSP No. APB 14-1 to compute any gain or loss upon conversion, as disclosed in Note 1.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

          Additionally, as of December 31, 2006, 2007 and 2008, the following stock options and warrants were not included in the computation of diluted net income per share because to do so would have been antidilutive:

	December 31, 2006		December 31, 2007		December 31, 2008
	Number of Shares	Exercise Price Range	Number of Shares	Exercise Price Range	Number of Shares	Exercise Price Range
Outstanding options	12,000	$25.37 to $26.59	—	—	—	$—
Outstanding warrants	12,338	$25.82 to $27.47	8,777	$31.09 to $34.02	2,977	$34.02 to 34.05
	24,338		8,777		2,977

16.	EMPLOYEE BENEFIT PLANS

          WCI has a voluntary savings and investment plan (the “WCI 401(k) Plan”). The WCI 401(k) Plan is available to all eligible, non-union employees of WCI. Under the WCI 401(k) Plan, WCI’s contributions were 50% of the first 5% of the participating employee’s base salary contributed in December 31, 2006, 2007 and 2008. The Murrey Companies, wholly-owned subsidiaries of the Company, have a voluntary savings and investment plan (the “Murrey 401(k) Plan”). The Murrey 401(k) Plan is available to all eligible, non-union employees of the Murrey Companies. Under the Murrey 401(k) Plan, the Murrey Companies’ contributions are at the discretion of management. During the years ended December 31, 2006, 2007 and 2008, total employer expenses, including employer contributions, for the WCI and Murrey 401(k) Plans were approximately $3,497, $4,046 and $4,254, respectively.

          The Company also participates in various “multiemployer” pension plans administered by employee and union trustees. The Company makes periodic contributions to these plans to allow them to meet their pension benefit obligations to their participants. During the years ended December 31, 2006, 2007 and 2008, total employer expenses for the multiemployer pension plans were approximately $256, $276, and $453, respectively.

          Effective for compensation paid on and after July 1, 2004, the Company established a Deferred Compensation Plan for eligible employees, which was amended and restated effective January 1, 2008 (the “Deferred Compensation Plan”). The Deferred Compensation Plan is a non-qualified deferred compensation program under which the eligible participants, including officers and certain employees who meet a minimum salary threshold, may voluntarily elect to defer up to 80% of their base salaries and up to 100% of their bonuses and commissions. Members of the Company’s Board of Directors are eligible to participate in the Deferred Compensation Plan with respect to their Director fees. Although the Company periodically contributes the amount of its obligation under the plan to a trust on the benefit of the participants, the amounts of any compensation deferred under the Plan constitute an unsecured obligation of the Company to pay the participants in the future and, as such, are subject to the claims of other creditors in the event of insolvency proceedings. Participants may elect certain future distribution dates on which all or a portion of their accounts will be paid to them in cash, including in the case of a change in control of the Company. In addition to the amount of their contributions, the Company will pay participants a return based on the returns of various mutual funds or measurement funds selected by the participants. The measurement funds are used only to determine the amount of return the Company pays to participants and participant funds are not actually invested in the measurement fund. The total liability for deferred compensation at December 31, 2007 and 2008 was $2,578 and $2,560, respectively.

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

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

          The following table summarizes the unaudited consolidated quarterly results of operations as reported for 2008:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$250,300	$267,033	$272,702	$259,568
Operating income	50,798	55,590	56,695	49,273
Net income	23,118	26,234	28,273	27,931
Basic income per common share	0.35	0.39	0.42	0.35
Diluted income per common share	0.34	0.39	0.41	0.34

18.	SUBSEQUENT EVENTS

On February 6, 2009, the Company and some of its subsidiaries (“buyers”) entered into an Asset Purchase Agreement with Republic Services, Inc. and some of its subsidiaries and affiliates (“sellers”) pursuant to which the buyers agreed to purchase from sellers assets principally used by the sellers in connection with their solid waste collection and disposal business.  The assets being acquired include six municipal solid waste landfills, six collection operations and three transfer stations across seven markets: Southern California; Denver, CO; Houston, TX; Lubbock, TX; Greenville/Spartanburg, SC; Charlotte, NC; and Flint, MI.  The purchase price for the assets is approximately $313,160, subject to pre- and post-closing pro-rations and other adjustments.  We anticipate paying for the transaction with available cash and equivalents, together with borrowings on our senior revolving credit facility.  The sale of these assets to the buyers is subject to a court order issued in connection with the December 2008 merger between Republic Services and Allied Waste Industries, Inc.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

          We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008, at the reasonable assurance level such that information required to be disclosed in our Exchange Act reports: (1) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

          We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our internal control over financial reporting as of December 31, 2008. In conducting our evaluation, we used the framework set forth in the report titled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

          The effectiveness of our internal control over financial reporting as of December 31, 2008, has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in its report which appears in Item 8 of this Annual Report of Form 10-K.

Changes in Internal Control Over Financial Reporting

          Based on an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, there has been no change to our internal control over financial reporting that occurred during the three month period ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On February 6, 2009, the Company and some of its subsidiaries (“buyers”) entered into an Asset Purchase Agreement with Republic Services, Inc. and some of its subsidiaries and affiliates (“sellers”) pursuant to which the buyers agreed to purchase from sellers assets principally used by the sellers in connection with their solid waste collection and disposal business.  The assets being acquired include six municipal solid waste landfills, six collection operations and three transfer stations across seven markets: Southern California; Denver, CO; Houston, TX; Lubbock, TX; Greenville/Spartanburg, SC; Charlotte, NC; and Flint, MI.  The purchase price for the assets is approximately $313.2 million, subject to pre- and post-closing pro-rations and other adjustments.  We anticipate paying for the transaction with available cash and equivalents, together with borrowings on our senior revolving credit facility.  The sale of these assets to the buyers is subject to a court order issued in connection with the December 2008 merger between Republic Services and Allied Waste Industries, Inc.

The Asset Purchase Agreement contains representations and warranties, covenants, conditions and post-closing indemnities.  The closing of transaction remains subject to closing conditions contained in the Asset Purchase Agreement, including regulatory approval and receipt of certain governmental and third party consents.  The Asset Purchase Agreement may be terminated by mutual consent of the Company and Republic Services or by either the Company or Republic Services under specified circumstances or if the transaction has not closed by August 15, 2009.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

          Except as set forth above in Part I under “Executive Officers of the Registrant” and in the paragraph below, the information required by Item 10 has been omitted from this report, and is incorporated by reference to the sections “Election of Directors,” “Corporate Governance and Board Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, which we will file with the SEC pursuant to Regulation 14A within 120 days after the end of our 2008 fiscal year.

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

          Information required by Item 11 has been omitted from this report and is incorporated by reference to the section “Executive Compensation” and “Corporate Governance and Board Matters” in our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          Information required by Item 12 has been omitted from this report and is incorporated by reference to the sections “Principal Stockholders” and “Equity Compensation Plan Information” in our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

          Information required by Item 13 has been omitted from this report and is incorporated by reference to the sections “Certain Relationships and Related Transactions” and “Corporate Governance and Board Matters” in our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

          Information required by Item 14 has been omitted from this report and is incorporated by reference to the section “Appointment of Independent Registered Public Accounting Firm” in our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	See Index to Consolidated Financial Statements on page 45. The following Financial Statement Schedule is filed herewith on page 91 and made a part of this Report:

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

Waste Connections, Inc.

	By:	/s/ Ronald J. Mittelstaedt
Ronald J. Mittelstaedt
Date: February 10, 2009		Chief Executive Officer and Chairman

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

Signature		Title	Date

/s/	Ronald J. Mittelstaedt	Chief Executive Officer and Chairman
	Ronald J. Mittelstaedt	(principal executive officer)	February 10, 2009

/s/	Worthing F. Jackman	Executive Vice President and Chief Financial Officer
	Worthing F. Jackman	(principal financial officer)	February 10, 2009

/s/	David G. Eddie	Vice President – Corporate Controller
	David G. Eddie	(principal accounting officer)	February 10, 2009

/s/	Michael W. Harlan
	Michael W. Harlan	Director	February 10, 2009

/s/	William J. Razzouk
	William J. Razzouk	Director	February 10, 2009

/s/	Robert H. Davis
	Robert H. Davis	Director	February 10, 2009

/s/	Edward E. Guillet
	Edward E. Guillet	Director	February 10, 2009

WASTE CONNECTIONS, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2006, 2007 and 2008
(in thousands)

		Additions		Deductions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	(Write-offs, Net of Collections)	Balance at End of Year
Allowance for Doubtful Accounts:
Year Ended December 31, 2006	$2,826	$3,664	$—	$(3,001)	$3,489
Year Ended December 31, 2007	3,489	4,112	—	(3,214)	4,387
Year Ended December 31, 2008	4,387	4,126	—	(4,667)	3,846

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

2.1
Stock Purchase Agreement, dated as of August 1, 2008, by and among Waste Connections, Inc., on the one hand, and Harold LeMay Enterprises, Incorporated and its shareholders, on the other hand (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on August 7, 2008)

2.2 *
First Amendment to Stock Purchase Agreement, dated as of October 28, 2008, by and among Waste Connections, Inc., on the one hand, and Harold LeMay Enterprises, Incorporated and Norman LeMay in his capacity as the Shareholders’ Representative, on the other hand

2.3
Equity Purchase Agreement dated as of August 1, 2008 by and among Waste Connections of Washington, Inc., Land Recovery, Inc., Resource Investments, Inc. and the shareholders of Land Recovery, Inc. and Resource Investments, Inc. (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on August 7, 2008)

2.4 *
First Amendment to Equity Purchase Agreement, dated as of October 28, 2008, by and among Waste Connections of Washington, Inc., on the one hand, and Land Recovery, Inc., Resource Investments, Inc. and Norman LeMay in his capacity as the Stakeholders’ Representative, on the other hand

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on July 24, 2007)

3.2	Amended and Restated Bylaws of the Registrant, adopted July 20, 2004 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on July 22, 2004)

3.3	Second Amended and Restated Bylaws of the Registrant, effective May 15, 2009 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on January 15, 2009)

4.1	Form of Common Stock Certificate (incorporated by reference to the exhibit filed with the Registrant’s Form S-1/A filed on May 6, 1998)

4.2
Indenture between the Registrant, as Issuer, and U.S. Bank National Association, as Trustee, dated as of March 20, 2006 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on March 23, 2006)

4.3
Registration Rights Agreement between the Registrant, and Citigroup Global Markets Inc. and Banc of America Securities LLC, dated as of March 20, 2006 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on March 23, 2006)

4.4	Revolving Credit Agreement, dated as of September 27, 2007 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on October 3, 2007)

4.5	Increase in Commitment, dated as of June 9, 2008 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on June 10, 2008)

4.6 *	Amendment No. 1 to Revolving Credit Agreement, dated as of October 17, 2008

10.1 +	Form of Warrant Agreement (incorporated by reference to the exhibit filed with the Registrant’s Form S-1 filed on March 16, 1998)

10.2 +	Employment Agreement between the Registrant and James M. Little, dated as of September 13, 1999 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-K filed on March 13, 2000)

10.3 +
Second Amended and Restated Employment Agreement between the Registrant and Darrell W. Chambliss, dated as of June 1, 2000 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on November 14, 2000)

Exhibit Number	Description of Exhibits

10.4 +	Second Amended and Restated 1997 Stock Option Plan (incorporated by reference to the exhibit filed with the Registrant’s Form S-8 filed on July 24, 2000)

10.5 +	Employment Agreement between the Registrant and Eric O. Hansen, dated as of January 1, 2001 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on May 3, 2005)

10.6 +	2002 Senior Management Equity Incentive Plan (incorporated by reference to the exhibit filed with the Registrant’s Form 10-K filed on February 11, 2008)

10.7 +	2002 Stock Option Plan (incorporated by reference to the exhibit filed with the Registrant’s Form 10-K filed on February 11, 2008)

10.8 +	2002 Restricted Stock Plan (incorporated by reference to the exhibit filed with the Registrant’s Form S-8 filed on June 19, 2002)

10.9 +
Employment Agreement between the Registrant and Worthing F. Jackman, dated as of April 11, 2003 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on August 13, 2003)

10.10 +	Nonqualified Deferred Compensation Plan, amended and restated as of January 1, 2008 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-K filed on February 11, 2008)

10.11 +
Second Amended and Restated Employment Agreement between the Registrant and Steven F. Bouck, dated as of October 1, 2004 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on October 22, 2004)

10.12 +	Amended and Restated Compensation Plan for Independent Directors, dated December 7, 2007 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-K filed on February 11, 2008)

10.13 +
Second Amended and Restated Employment Agreement between the Registrant and Ronald J. Mittelstaedt, dated as of March 1, 2004 (and as amended March 22, 2005) (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on May 3, 2005)

10.14 +
First Amended and Restated Employment Agreement between the Registrant and David M. Hall, dated as of October 1, 2005 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on October 4, 2005)

10.15 +
First Amended and Restated Employment Agreement between the Registrant and David G. Eddie, dated as of October 1, 2005 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on October 4, 2005)

10.16 +	Form of Indemnification Agreement between the Registrant and each of its directors and officers (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on July 31, 2006)

10.17 +	Employment Agreement between the Registrant and Eric M. Merrill, dated as of June 1, 2007 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on July 24, 2007)

10.18 +	Employment Agreement between the Registrant and Patrick J. Shea, dated as of February 1, 2008 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on April 23, 2008)

10.19 +	Consultant Incentive Plan (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on April 23, 2008)

10.20* +	Second Amended and Restated 2004 Equity Incentive Plan (as amended and restated)

Exhibit Number	Description of Exhibits

10.21 +	Amended and Restated Senior Management Incentive Plan (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on July 30, 2008)

10.22 +	Master Note Purchase Agreement, dated July 15, 2008 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on July 18, 2008)

10.23 * +	Form of Amendment to Employment Agreement between the Registrant and each of Ronald J. Mittelstaedt, Steven F. Bouck, Darrell W. Chambliss and Worthing F. Jackman

10.24 * +	Form of Amendment to Employment Agreement between the Registrant and each of David G. Eddie, David M. Hall, Eric M. Merrill and Patrick J. Shea

10.25 * +	Form of Amendment to Employment Agreement between the Registrant and James M. Little

10.26 * +	Form of Amendment to Employment Agreement between the Registrant and Eric O. Hansen

12.1 *	Statement regarding Computation of Ratios

21.1 *	Subsidiaries of the Registrant

23.1 *	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (see signature page of this Annual Report on Form 10-K)

31.1 *	Certification of Chief Executive Officer

31.2 *	Certification of Chief Financial Officer

32.1 *	Certificate of Chief Executive Officer and Chief Financial Officer

*	Filed herewith.

+	Management contract or compensatory plan, contract or arrangement.