Form 10-Q
period 2009-03-31
WASTE CONNECTIONS, INC.
filed 2009-05-08
CIK 1057058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-31507

WASTE CONNECTIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

94-3283464
(I.R.S. Employer Identification No.)

2295 Iron Point Road, Suite 200, Folsom, CA 95630
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

Yes  ☑       No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐       No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

☑ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐       No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock:

As of April 30, 2009:	80,066,646 shares of common stock

WASTE CONNECTIONS, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	December 31, 2008	March 31, 2009
ASSETS
Current assets:
Cash and equivalents	$265,264	$335,758
Accounts receivable, net of allowance for doubtful accounts of $3,846 and $3,309 at December 31, 2008 and March 31, 2009, respectively	118,456	116,543
Deferred income taxes	22,347	21,066
Prepaid expenses and other current assets	23,144	17,097
Total current assets	429,211	490,464

Property and equipment, net	984,124	991,098
Goodwill	836,930	839,203
Intangible assets, net	306,444	303,822
Restricted assets	23,009	24,647
Other assets, net	20,639	19,930
	$2,600,357	$2,669,164
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$65,537	$60,634
Book overdraft	4,315	8,430
Accrued liabilities	95,220	99,984
Deferred revenue	45,694	44,296
Current portion of long-term debt and notes payable	4,698	3,901
Total current liabilities	215,464	217,245

Long-term debt and notes payable	819,828	855,205
Other long-term liabilities	47,509	54,893
Deferred income taxes	255,559	259,885
Total liabilities	1,338,360	1,387,228

Commitments and contingencies (Note 13)

Equity:
Preferred stock: $0.01 par value per share; 7,500,000 shares authorized; none issued and outstanding	—	—
Common stock: $0.01 par value per share; 150,000,000 shares authorized; 79,842,239 and 80,049,077 shares issued and outstanding at December 31, 2008 and March 31, 2009, respectively	798	800
Additional paid-in capital	661,555	662,512
Accumulated other comprehensive loss	(23,937)	(27,269)
Retained earnings	622,913	644,891
Total Waste Connections’ equity	1,261,329	1,280,934
Noncontrolling interests	668	1,002
Total equity	1,261,997	1,281,936
	$2,600,357	$2,669,164

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share and per share amounts)

	Three months ended March 31,
	2008	2009
Revenues	$250,300	$262,675
Operating expenses:
Cost of operations	149,132	154,703
Selling, general and administrative	27,090	32,515
Depreciation	21,827	24,840
Amortization of intangibles	1,396	2,476
Loss on disposal of assets	57	507
Operating income	50,798	47,634

Interest expense	(10,612)	(12,249)
Interest income	224	1,024
Other income (expense), net	(12)	6
Income before income taxes	40,398	36,415
Income tax provision	(14,570)	(14,103)
Net income	25,828	22,312

Less: Net income attributable to noncontrolling interests	(3,373)	(334)
Net income attributable to Waste Connections	$22,455	$21,978
Earnings per common share attributable to Waste Connections’ common stockholders:
Basic	$0.34	$0.27
Diluted	$0.33	$0.27
Shares used in the per share calculations:
Basic	66,789,398	79,963,438
Diluted	68,121,953	80,758,941

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except share amounts)

		Waste Connections’ Equity
					Accumulated Other Comprehensive Income (Loss)
				Additional Paid-In Capital
	Comprehensive Income	Common Stock				Retained Earnings	Noncontrolling Interests
		Shares	Amount					Total

Balances at December 31, 2007		67,052,135	$670	$254,284	$(4,290)	$524,481	$30,220	$805,365
Cumulative change from adoption of accounting policy - FSP No. APB 14-1		—	—	13,726	—	(4,471)	—	9,255
Vesting of restricted stock		222,863	2	(2)	—	—	—	—
Cancellation of restricted stock and warrants		(72,082)	(1)	(2,192)	—	—	—	(2,193)
Stock-based compensation		—	—	7,854	—	—	—	7,854
Exercise of stock options and warrants		1,030,594	10	19,079	—	—	—	19,089
Issuance of common stock, net of issuance costs of $17,195		12,650,000	127	393,803	—	—	—	393,930
Excess tax benefit associated with equity-based compensation		—	—	6,441	—	—	—	6,441
Repurchase of common stock		(1,041,271)	(10)	(31,517)	—	—	—	(31,527)
Issuance of common stock warrants to consultants		—	—	79	—	—	—	79
Amounts reclassified into earnings, net of taxes		—	—	—	4,010	—	—	4,010
Changes in fair value of swaps, net of taxes		—	—	—	(23,657)	—	—	(23,657)
Distributions to noncontrolling interests		—	—	—	—	—	(8,232)	(8,232)
Changes in ownership interest in noncontrolling interests		—	—	—	—	—	(33,560)	(33,560)
Net income	$115,143	—	—	—	—	102,903	12,240	115,143
Other comprehensive loss	(31,609)	—	—	—	—	—	—	—
Income tax effect of other comprehensive loss	11,962	—	—	—	—	—	—	—
Comprehensive income	95,496	—	—	—	—	—	—	—
Comprehensive income attributable to noncontrolling interests	(12,240)	—	—	—	—	—	—	—
Comprehensive income attributable to Waste Connections	$83,256	—	—	—	—	—	—	—
Balances at December 31, 2008		79,842,239	798	661,555	(23,937)	622,913	668	1,261,997
Vesting of restricted stock		248,162	2	(2)	—	—	—	—
Cancellation of restricted stock and warrants		(84,263)	(1)	(2,341)	—	—	—	(2,342)
Stock-based compensation		—	—	2,162	—	—	—	2,162
Exercise of stock options and warrants		42,939	1	1,017	—	—	—	1,018
Excess tax benefit associated with equity-based compensation		—	—	115	—	—	—	115
Issuance of common stock warrants to consultants		—	—	6	—	—	—	6
Amounts reclassified into earnings, net of taxes		—	—	—	4,110	—	—	4,110
Changes in fair value of interest rate swaps, net of taxes		—	—	—	(7,442)	—	—	(7,442)
Net income	$22,312	—	—	—	—	21,978	334	22,312
Other comprehensive loss	(5,374)	—	—	—	—	—	—	—
Income tax effect of other comprehensive loss	2,042	—	—	—	—	—	—	—
Comprehensive income	18,980	—	—	—	—	—	—	—
Comprehensive income attributable to noncontrolling interests	(334)	—	—	—	—	—	—	—
Comprehensive income attributable to Waste Connections	$18,646	—	—	—	—	—	—	—
Balances at March 31, 2009		80,049,077	$800	$662,512	$(27,269)	$644,891	$1,002	$1,281,936

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three months ended March 31,
	2008	2009
Cash flows from operating activities:
Net income	$25,828	$22,312
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of assets	57	507
Depreciation	21,827	24,840
Amortization of intangibles	1,396	2,476
Deferred income taxes, net of acquisitions	7,583	7,649
Amortization of debt issuance costs	454	484
Amortization of debt discount	1,101	1,171
Stock-based compensation	2,065	2,162
Interest income on restricted assets	(170)	(132)
Closure and post-closure accretion	333	352
Excess tax benefit associated with equity-based compensation	(1,101)	(115)
Net change in operating assets and liabilities, net of acquisitions	5,220	8,843
Net cash provided by operating activities	64,593	70,549

Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(32,327)	(5,298)
Capital expenditures for property and equipment	(24,108)	(29,412)
Proceeds from disposal of assets	301	161
Increase in restricted assets, net of interest income	(621)	(1,506)
Decrease in other assets	96	166
Net cash used in investing activities	(56,659)	(35,889)

Cash flows from financing activities:
Proceeds from long-term debt	80,500	75,000
Principal payments on notes payable and long-term debt	(57,487)	(44,372)
Change in book overdraft	(3,596)	4,115
Proceeds from option and warrant exercises	5,124	1,018
Excess tax benefit associated with equity-based compensation	1,101	115
Distributions to noncontrolling interests	(2,842)	—
Payments for repurchase of common stock	(31,527)	—
Debt issuance costs	—	(42)
Net cash (used in) provided by financing activities	(8,727)	35,834

Net (decrease) increase in cash and equivalents	(793)	70,494
Cash and equivalents at beginning of period	10,298	265,264
Cash and equivalents at end of period	$9,505	$335,758

Non-cash financing activity:
Liabilities assumed and notes payable issued to sellers of businesses acquired	$4,978	$2,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

1.	BASIS OF PRESENTATION AND SUMMARY

The accompanying condensed consolidated financial statements relate to Waste Connections, Inc. and its subsidiaries (“WCI” or the “Company”) for the three month periods ended March 31, 2008 and 2009.  In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows and equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with U.S. generally accepted accounting principles (“GAAP”).  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses.  Examples include accounting for landfills, self-insurance, income taxes, allocation of acquisition purchase price and asset impairments.  An additional area that involves estimation is when the Company estimates the amount of potential exposure it may have with respect to litigation, claims and assessments in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 5, Accounting for Contingencies. Actual results for all estimates could differ materially from the estimates and assumptions that the Company uses in the preparation of its condensed consolidated financial statements.

Interim results are not necessarily indicative of results for a full year.  The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company’s 2008 Annual Report on Form 10-K.

Certain amounts reported in the Company’s prior year’s financial statements have been reclassified to conform with the 2009 presentation.

2.	NEW ACCOUNTING STANDARDS

SFAS 141(R) and FSP FAS 141(R)-1.  In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”).  SFAS 141(R) establishes principles and requirements for how the Company:  (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition.  SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company adopted SFAS 141(R) on January 1, 2009.

In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141(R)-1”).  This pronouncement amends SFAS 141(R) to clarify the initial and subsequent recognition, subsequent accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141(R)-1 requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, as determined in accordance with SFAS No. 157, Fair Value Measurements (“SFAS 157”), if the acquisition-date fair value can be reasonably estimated.  If the acquisition-date fair value of an asset or liability cannot be reasonably estimated, the asset or liability would be measured at the amount that would be recognized in accordance with FASB Statement No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss – an Interpretation of FASB Statement No. 5.  FSP FAS 141(R)-1 became effective for the Company as of January 1, 2009, and the provisions of FSP FAS 141(R)-1 are applied prospectively to business combinations with an acquisition date on or after the date the guidance became effective.  The adoption of FSP FAS 141(R)-1 did not have a material impact on the Company’s financial position or results of operations.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

FSP 157-2 and FSP FAS 157-4.  In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delayed the effective date of SFAS 157 for nonrecurring fair value measurements of assets and liabilities until January 1, 2009.  The Company’s assets and liabilities measured at fair value on a nonrecurring basis include assets and liabilities acquired in connection with a business combination, goodwill, intangible assets and asset retirement obligations recognized in connection with final capping, closure and post-closure landfill obligations.  The Company adopted SFAS 157 as it relates to these assets and liabilities on January 1, 2009.  See Note 11 for further information on the Company’s adoption of SFAS 157 for nonrecurring fair value measurements in periods subsequent to initial measurement.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), which provides additional guidance for applying the provisions of SFAS 157.  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants under current market conditions.  FSP FAS 157-4 requires an evaluation of whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability.  If there has, transactions or quoted prices may not be indicative of fair value and a significant adjustment may need to be made to those prices to estimate fair value.  Additionally, an entity must consider whether the observed transaction was orderly (that is, not distressed or forced).  If the transaction was orderly, the obtained price can be considered a relevant, observable input for determining fair value.  If the transaction is not orderly, other valuation techniques must be used when estimating fair value.  FSP FAS 157-4 must be applied prospectively for interim periods ending after June 15, 2009, and is not expected to have a material impact on the Company’s results of operations, cash flows or financial position.

SFAS 160.  In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51 (“SFAS 160”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (formerly known as minority interest) and for the deconsolidation of a subsidiary.  SFAS 160 requires that changes in a parent’s ownership interest in a subsidiary be reported as an equity transaction in the consolidated financial statements when it does not result in a change in control of the subsidiary.  When a change in a parent’s ownership interest results in deconsolidation, a gain or loss should be recognized in the consolidated financial statements.  SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS 160 also requires consolidated net income to be reported, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.  SFAS 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company applied SFAS 160 prospectively as of January 1, 2009, except for the presentation and disclosure requirements, which were applied retrospectively for all periods presented.  As a result of adoption, the Company reflects its noncontrolling interests in consolidated subsidiaries as a separate line item in the equity section of the Company’s Condensed Consolidated Balance Sheets.  In the Company’s 2008 Annual Report on Form 10-K, these noncontrolling interests were presented as minority interests outside of permanent equity in the Condensed Consolidated Balance Sheets.  Additionally, the Company separately presents the net income attributable to noncontrolling interests in the Condensed Consolidated Statements of Income, resulting in an increase to consolidated Net income.  In the Company’s 2008 Annual Report on Form 10-K, the net income attributable to noncontrolling interests was presented as minority interest expense in the Condensed Consolidated Statements of Income.   Under SFAS 160, amounts reported as Net income attributable to noncontrolling interests are now reported net of any applicable taxes.  The Company’s 2008 effective tax rate has been remeasured and reported in a manner consistent with the current measurement approach.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

SFAS 161.  In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133 (“SFAS 161”), which amends and expands the disclosure requirements of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), with the intent to provide users of financial statements with an enhanced understanding of:  (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative instruments.  This statement applies to all entities and all derivative instruments.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company adopted SFAS 161 on January 1, 2009 (see Notes 9 and 12 for new disclosures).

FSP No. APB 14-1.  In May 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP No. APB 14-1”).  FSP No. APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS 133.  FSP No. APB 14-1 specifies that issuers of convertible debt instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  FSP No. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Company adopted FSP No. APB 14-1 on January 1, 2009, and the guidance has been applied retrospectively to all periods presented.

The adoption of FSP No. APB 14-1 did not affect the Company’s total cash flows; however, it did impact the Company’s results of operations by increasing interest expense associated with the Company’s 3.75% Convertible Senior Notes due 2026 (the “2026 Notes”) by adding a non-cash component to amortize a debt discount calculated based on the difference between the cash coupon of the convertible debt instrument and the estimated non-convertible debt borrowing rate.  As a result, the Company’s Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Equity and Comprehensive Income and certain line items comprising the subtotal for Net cash provided by operating activities in the Company’s Condensed Consolidated Statements of Cash Flows have been affected by the adoption of this pronouncement.  For additional disclosures regarding the terms of the 2026 Notes and how this instrument has been reflected in the Company’s Condensed Consolidated Financial Statements for the period ended March 31, 2009, see Note 5.  The Company has elected not to apply the provisions of FSP No. APB 14-1 to its 2022 Floating Rate Convertible Subordinated Notes, which were issued in 2002.  In April 2006, these notes became convertible and were called for redemption; therefore, these notes were not outstanding during any of the periods presented in the Company’s condensed consolidated financial statements for the period ended March 31, 2009 or any financial statements that will be presented in the Company's Annual Report on Form 10-K for the year ending December 31, 2009.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

FSP No. FAS 142-3.  In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).  The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. generally accepted accounting principles.  FSP FAS 142-3 requires an entity to disclose information for a recognized intangible asset that enables users of the financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement.  FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Company adopted FSP FAS 142-3 on January 1, 2009.  The adoption of FSP FAS 142-3 did not have a material impact on the Company’s financial position or results of operations.

FSP FAS 107-1 and APB 28-1.  In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS No. 107”) and APB Opinion No. 28, Interim Financial Reporting, respectively, to require disclosures about fair value of financial instruments in interim financial statements, in addition to the annual financial statements as already required by SFAS No. 107.  FSP FAS 107-1 and APB 28-1 will be required for interim periods ending after June 15, 2009.  As FSP FAS 107-1 and APB 28-1 provide only disclosure requirements, the application of this standard will not have a material impact on the Company’s results of operations, cash flows or financial position.

FSP FAS 115-2 and FAS 124-2.  In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2” and “FAS 124-2”), which amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations.  This standard establishes a different other-than-temporary impairment indicator for debt securities than previously prescribed.  If it is more likely than not that an impaired security will be sold before the recovery of its cost basis, either due to the investor’s intent to sell or because it will be required to sell the security, the entire impairment is recognized in earnings.  Otherwise, only the portion of the impaired debt security related to estimated credit losses is recognized in earnings, while the remainder of the impairment is recorded in other comprehensive income.  In addition, the standard expands the presentation and disclosure requirements for other-than-temporary-impairments for both debt and equity securities.  FSP FAS 115-2 and FAS 124-2 must be applied prospectively for interim periods ending after June 15, 2009.  The Company is currently assessing the impact that FSP FAS 115-2 and FAS 124-2 may have on its financial statements.

3.	STOCK-BASED COMPENSATION

A summary of activity related to restricted stock and restricted stock units under the 2002 Restricted Stock Plan and the Second Amended and Restated 2004 Equity Incentive Plan (as amended and restated), as of December 31, 2008, and changes during the three month period ended March 31, 2009, is presented below:

Unvested Shares
Outstanding at December 31, 2008	906,572
Granted	373,296
Forfeited	(9,557)
Vested	(248,162)
Outstanding at March 31, 2009	1,022,149

The weighted average grant date fair value per share for the 373,296 shares of common stock underlying the restricted stock units granted during the three month period ended March 31, 2009 was $26.29.  During the three months ended March 31, 2008 and 2009, the Company’s stock-based compensation expense from restricted stock and restricted stock units was $1,899 and $1,996, respectively.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

4.	LANDFILL ACCOUNTING

At March 31, 2009, the Company owned 27 landfills, and operated, but did not own, three landfills under life-of-site operating agreements and seven landfills under limited-term operating agreements.  The Company’s landfills had site costs with a net book value of $510,580 at March 31, 2009.  With the exception of two owned landfills that only accept construction and demolition waste, all landfills that the Company owns or operates are municipal solid waste landfills.  For the Company’s seven landfills operated under limited-term operating agreements, the owner of the property (generally a municipality) usually owns the permit and is generally responsible for final capping, closure and post-closure obligations.  The Company is responsible for all final capping, closure and post-closure liabilities for the three landfills that it operates under life-of-site operating agreements.

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

Based on remaining permitted capacity as of March 31, 2009, and projected annual disposal volumes, the average remaining landfill life for the Company’s owned landfills and landfills operated under life-of-site operating agreements is approximately 48 years.  The Company is currently seeking to expand permitted capacity at five of its owned landfills and one landfill that it operates under a life-of-site operating agreement, and considers the achievement of these expansions to be probable.  Although the Company cannot be certain that all future expansions will be permitted as designed, the average remaining life, when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume, of the Company’s owned landfills and landfills operated under life-of-site operating agreements is 52 years, with lives ranging from 3 to 185 years.

During the three months ended March 31, 2008 and 2009, the Company expensed approximately $5,287 and $5,484, respectively, or an average of $2.68 and $2.81 per ton consumed, respectively, related to landfill depletion at owned landfills and landfills operated under life-of-site agreements.

The Company reserves for final capping, closure and post-closure maintenance obligations at the landfills it owns and landfills it operates under life-of-site operating agreements.  The Company calculates the net present value of its final capping, closure and post-closure commitments by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure and discounting the inflated total to its present value using a credit-adjusted risk-free rate.  Any changes in expectations that result in an upward revision to the estimated undiscounted cash flows are treated as a new liability and are inflated and discounted at rates reflecting current market conditions.  Downward revisions (or if there are no changes) to the estimated undiscounted cash flows are inflated and discounted at rates reflecting the market conditions at the time the cash flows were originally estimated.  This policy results in the Company’s capping, closure and post-closure liabilities being recorded in “layers.”  During the three months ended March 31, 2009, the Company increased its discount rate assumption for purposes of computing final capping, closure and post-closure obligations from 7.5% to 9.25%, in order to more accurately reflect the Company’s long-term cost of borrowing as of the end of 2008.  Consistent with the prior year, the Company used a 2.5% inflation rate.  The resulting final capping, closure and post-closure obligation is recorded on the balance sheet as an addition to site costs and amortized to depletion expense as the landfill’s airspace is consumed.  Interest is accreted on the recorded liability using the corresponding discount rate.  During the three months ended March 31, 2008 and 2009, the Company expensed approximately $333 and $352, respectively, or an average of $0.17 and $0.18 per ton consumed, respectively, related to final capping, closure and post-closure accretion expense.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

The following is a reconciliation of the Company’s final capping, closure and post-closure liability balance from December 31, 2008 to March 31, 2009:

Final capping, closure and post-closure liability at December 31, 2008	$22,002
Adjustments to final capping, closure and post-closure liabilities	(1,407)
Liabilities incurred	394
Accretion expense	352
Closure payments	(136)
Final capping, closure and post-closure liability at March 31, 2009	$21,205

The Company recorded adjustments in its final capping, closure and post-closure liabilities due primarily to revisions in cost estimates and decreases in estimates of annual tonnage consumption across the majority of the Company’s landfills, as well as an increase in estimated airspace at one of the Company’s landfills at which an expansion is being pursued.  The Company performs its annual review of its cost and capacity estimates in the first quarter of each year.

At March 31, 2009, $22,346 of the Company’s restricted assets balance was for purposes of settling future final capping, closure and post-closure liabilities.

5.	LONG-TERM DEBT

Long-term debt consists of the following:

	December 31, 2008	March 31, 2009
Revolver under Credit Facility, bearing interest ranging from 1.06% to 3.25%*	$400,000	$435,000
2026 Notes, bearing interest at 3.75%, net of discount of $10,930 and $9,759 as of December 31, 2008 and March 31, 2009, respectively	189,070	190,241
2015 Senior Notes, bearing interest at 6.22%	175,000	175,000
Tax-Exempt Bonds, bearing interest ranging from 0.45% to 7.25%*	53,960	53,435
Notes payable to sellers in connection with acquisitions, bearing interest at 5.5% to 10.35%*	4,888	3,990
Notes payable to third parties, bearing interest at 9.0% to 10.9%*	1,608	1,440
	824,526	859,106
Less – current portion	(4,698)	(3,901)
	$819,828	$855,205

*	Interest rates in the table above represent the range of interest rates incurred during the three month period ended March 31, 2009.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

As discussed in Note 2, effective January 1, 2009, the Company adopted FSP No. APB 14-1 as it relates to the Company’s accounting and disclosure for its 2026 Notes.  Consistent with the transition guidance in FSP No. APB 14-1, the Company’s adoption of this pronouncement is being treated as a change in accounting principle that is being applied retrospectively to all periods presented.  The cumulative effect of the change in accounting principle on periods prior to those presented in the Company’s Condensed Consolidated Financial Statements for the period ended March 31, 2009, has been reflected as an offsetting adjustment to the December 31, 2007, balances of Additional paid-in capital and Retained earnings in the Company’s Condensed Consolidated Statements of Equity.  A description of the prior-period information that has been retrospectively adjusted is provided below.

The 2026 Notes were issued in March 2006 and bear interest at a rate of 3.75% per annum on a total principal of $200,000.  The 2026 Notes are convertible into cash and, if applicable, shares of the Company’s common stock based on an initial conversion rate of 29.4118 shares of common stock per $1 principal amount of 2026 Notes (which is equal to an initial conversion price of approximately $34.00 per share), subject to adjustment, and only under certain circumstances.  Upon a surrender of the 2026 Notes for conversion, the Company will deliver cash equal to the lesser of the aggregate principal amount of notes to be converted and its total conversion obligation.  The Company will deliver shares of its common stock in respect of the excess amount, if any, of its conversion obligation over the amount paid in cash.  Based on the Company’s share price at March 31, 2009, the “if-converted” value of the 2026 Notes does not exceed the principal amount of the notes.

The holders of the 2026 Notes who convert their notes in connection with a change in control may be entitled to a make-whole premium in the form of an increase in the conversion rate.  Beginning on April 1, 2010, the Company may redeem in cash all or part of the 2026 Notes at a price equal to 100% of the principal amount plus accrued and unpaid interest, including additional interest, if any, and if redeemed prior to April 1, 2011, an interest make-whole payment.  The holders of the 2026 Notes can require the Company to repurchase all or a part of the 2026 Notes in cash on each of April 1, 2011, 2016 and 2021 and, in the event of a change of control of the Company, at a purchase price of 100% of the principal amount of the 2026 Notes plus any accrued and unpaid interest, including additional interest, if any.

Upon adoption of FSP No. APB 14-1, the Company first determined the carrying amount of the liability component of the 2026 Notes at their issuance date by measuring the fair value of a similar liability excluding the embedded conversion option.  At the date of issuance of the 2026 Notes, the Company’s borrowing rate for similar debt instruments with no conversion rights was estimated at 6.5% per annum.  This borrowing rate was estimated to be representative of non-convertible debt with a maturity date of five years, which was considered appropriate given the April 1, 2011 put feature of the 2026 Notes, as previously discussed.  Using a present value formula that incorporated a 6.5% annual discount rate over a five-year period with semi-annual interest coupon payment dates, the Company estimated the fair value of the hypothetical non-convertible debt to be $177,232.  The Company then determined the carrying amount of the equity component of the 2026 Notes, represented by the embedded conversion option, by deducting the fair value of the liability component from the initial proceeds ascribed to the convertible debt instrument as a whole, which were equal to the $200,000 principal amount of the Notes.  The resulting carrying amount of the equity component at the issuance date of the 2026 Notes was $22,768.  This amount, net of the tax effect of $8,652, is reflected in the adjustment to the opening balance of Additional paid-in capital in the Company’s Condensed Consolidated Statement of Equity.

In addition to computing the initial liability and equity components of the 2026 Notes upon adoption of FSP No. APB 14-1, the Company also computed the amount of direct transaction costs to be allocated between the liability and equity components of the 2026 Notes at the date of issuance.  The Company allocated direct transaction costs, totaling $5,534, between the liability and equity components in an amount proportionate to the allocation of the proceeds of the 2026 Notes.  This computation resulted in $4,904 and $630 being allocated to the liability and equity components of the 2026 Notes, respectively.  The amount allocated to the equity component, net of the tax effect of $240, is reflected in the adjustment to the opening balance of Additional paid-in capital in the Company’s Condensed Consolidated Statements of Equity.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

Subsequent to the initial measurement of the liability and equity components, and the related direct transaction costs, as of the issuance date of the 2026 Notes, the Company calculated an amortization schedule for the excess of the principal amount of the liability component over its carrying amount (the “debt discount”), using the interest method.  The debt discount is being amortized over a five-year period through April 1, 2011, representing the first date on which holders of the 2026 Notes may require the Company to repurchase all or a portion of their notes.  In addition, the Company calculated the adjusted debt issuance cost amortization on the portion of direct transaction costs allocated to the liability component, which is recognized as interest expense in the Company’s Condensed Consolidated Statements of Income.  The adjustment to the debt issuance cost amortization subsequent to adoption of FSP No. APB 14-1 relates to the portion of direct transaction costs allocated to the equity component.  These costs were recognized as a reduction to the carrying value of the equity component, which is not amortized.

Amortization of the debt discount on the 2026 Notes, which is recognized as interest expense, from March 2006 to December 31, 2007, was calculated as $7,433.  This amount, net of the tax effect of $2,825, is reflected in the adjustment to the opening balance of Retained earnings in the Company’s Condensed Consolidated Statements of Equity.  The reduction to previously reported debt issuance cost amortization, as a result of the direct transaction costs allocated to the equity component, from March 2006 to December 31, 2007, was calculated as $220.  This amount, net of the tax effect of $83, is reflected in the adjustment to the opening balance of Retained earnings in the Company’s Condensed Consolidated Statements of Equity.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

A summary of the financial statement line items that have been retrospectively adjusted as a result of the Company’s adoption of FSP No. APB 14-1 is presented in the table below:

Condensed Consolidated Balance Sheet	December 31, 2008 Balance as Reported in the 2008 Annual Report on Form 10- K	Cumulative Retrospective Adjustment	December 31, 2008 Balance as Presented in the March 31, 2009 Quarterly Report on Form 10-Q
Other assets, net	$20,922	$(283)	$20,639
Long-term debt and notes payable	$830,758	$(10,930)	$819,828
Deferred income tax liabilities	$251,514	$4,045	$255,559
Additional paid-in capital	$647,829	$13,726	$661,555
Retained earnings	$630,037	$(7,124)	$622,913

Condensed Consolidated Statement of Income	Balance for the Period Ended March 31, 2008, as Reported in the March 31, 2008 Quarterly Report on Form 10-Q	Retrospective Adjustment	Balance for the Period Ended March 31, 2008, as Presented in the March 31, 2009 Quarterly Report on Form 10-Q
Interest expense	$9,543	$1,069	$10,612
Income tax provision	$14,976	$(406)	$14,570

Condensed Consolidated Statement of Cash Flows	Balance for the Period Ended March 31, 2008, as Reported in the March 31, 2008 Quarterly Report on Form 10-Q	Retrospective Adjustment	Balance for the Period Ended March 31, 2008, as Presented in the March 31, 2009 Quarterly Report on Form 10-Q
Deferred income taxes, net of acquisitions	$7,989	$(406)	$7,583

Amortization of debt issuance costs	$486	$(32)	$454

Amortization of debt discount	$—	$1,101	$1,101

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

For the financial statement line items adjusted as a result of the Company’s adoption of FSP No. APB 14-1, the balances as of, or for the period ended, March 31, 2009, that would have been reported prior to the Company’s adoption of FSP No. APB 14-1 are presented in the table below:

Condensed Consolidated Balance Sheet	March 31, 2009 Balance as Reported in the March 31, 2009 Quarterly Report on Form 10-Q	FSP No. APB 14-1 Adjustment	March 31, 2009 Balance Prior to Adoption of FSP No. APB 14-1
Other assets, net	$19,930	$251	$20,181
Long-term debt and notes payable	$855,205	$9,759	$864,964
Deferred income tax liabilities	$259,885	$(3,612)	$256,273
Additional paid-in capital	$662,512	$(13,726)	$648,786
Retained earnings	$644,891	$7,830	$652,721

Condensed Consolidated Statement of Income	Balance for the Period Ended March 31, 2009, as Reported in the March 31, 2009 Quarterly Report on Form 10-Q	FSP No. APB 14-1 Adjustment	Balance for the Period Ended March 31, 2009 Prior to Adoption of FSP No. APB 14-1
Interest expense	$12,249	$(1,139)	$11,110
Income tax provision	$14,103	$433	$14,536

Condensed Consolidated Statement of Cash Flows	Balance for the Period Ended March 31, 2009, as Reported in the March 31, 2009 Quarterly Report on Form 10-Q	FSP No. APB 14-1 Adjustment	Balance for the Period Ended March 31, 2009 Prior to Adoption of FSP No. APB 14-1
Deferred income taxes, net of acquisitions	$7,649	$433	$8,082

Amortization of debt issuance costs	$484	$32	$516

Amortization of debt discount	$1,171	$(1,171)	$—

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

The effect of the above retrospective adjustments on the Company’s operating income, net income and per-share amounts for the period ended March 31, 2008, is presented in the table below:

	Operating Income	Net Income	Basic Earnings per Share Attributable to Waste Connections’ Common Stockholders	Diluted Earnings per Share Attributable to Waste Connections’ Common Stockholders
Amount as reported for the period ended March 31, 2008, in the Company’s March 31, 2008 Quarterly Report on Form 10-Q	$50,798	$26,491	$0.35	$0.34

Impact of incremental interest expense (net of tax) recognized during the period ended March 31, 2008, as a result of adoption of FSP No. APB 14-1	—	(663)	(0.01)	(0.01)
Amount as presented for the period ended March 31, 2008, in the Company’s March 31, 2009 Report on Form 10-Q	$50,798	$25,828	$0.34	$0.33

For the three month periods ended March 31, 2008 and 2009, the total interest expense recognized by the Company relating to both the contractual interest coupon and amortization of the non-cash debt discount on the 2026 Notes was $2,976 ($1,845, net of taxes) and $3,046 ($1,889, net of taxes), respectively. The portion of total interest expense related to the contractual interest coupon on the 2026 Notes during each of the periods ended March 31, 2008 and 2009 was $1,875 ($1,163, net of taxes). The portion of total interest expense related to amortizing the non-cash debt discount during the periods ended March 31, 2008 and 2009 was $1,101 ($683, net of taxes) and $1,171 ($726, net of taxes), respectively. The effective interest rate on the liability component for each of the periods ended March 31, 2008 and 2009 was 6.4%. As of March 31, 2009, the Company has eight quarterly periods remaining over which the debt discount will be amortized.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

A summary of the effect of the Company’s adoption of FSP No. APB 14-1 on the Company’s operating income, net income, and per-share amounts for the period ended March 31, 2009, is presented in the table below:

	Operating Income	Net Income	Basic Earnings per Share Attributable to Waste Connections’ Common Stockholders	Diluted Earnings per Share Attributable to Waste Connections’ Common Stockholders
Amount as reported for the period ended March 31, 2009, in the Company’s March 31, 2009 Quarterly Report on Form 10-Q	$47,634	$22,312	$0.27	$0.27

Impact of incremental interest expense (net of tax) recognized during the period ended March 31, 2009, as a result of adoption of FSP No. APB 14-1	—	706	0.01	0.01

Amount that would have been reported for the period ended March 31, 2009, prior to adoption of FSP No. APB 14-1	$47,634	$23,018	$0.28	$0.28

The following table presents information regarding the values at which the following items are carried in the Company’s December 31, 2008 and March 31, 2009 Condensed Consolidated Balance Sheets:

	December 31, 2008	March 31, 2009
Carrying amount of equity component	$13,726	$13,726

Principal amount of liability component	$200,000	$200,000
Unamortized discount on liability component	(10,930)	(9,759)
Net carrying amount of liability component	$189,070	$190,241

At March 31, 2009, the 2026 Notes did not meet any of the conditions for conversion. Under FSP No. APB 14-1, upon conversion of the 2026 Notes, the Company will be required to allocate the fair value of the consideration transferred and any transaction costs incurred between the equity and liability components. This will be done by first allocating to the liability component an amount equal to the fair value of the liability component immediately prior to its conversion, with the residual consideration allocated to the equity component. Any gain or loss equal to the difference between the consideration allocated to the liability component and the carrying value of the liability component, including any unamortized debt discount or issuance costs, will be recorded in earnings.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

6.	ACQUISITIONS

As disclosed in Note 2, the Company has adopted SFAS 141(R) for all business combinations for which the acquisition date is on or after January 1, 2009. Assets and liabilities that arose from business combinations whose acquisition date preceded the application of SFAS 141(R) were not adjusted upon application of the new standard.

For all acquisitions completed prior to the Company’s adoption of SFAS 141(R), the acquisition purchase prices were allocated to the identified intangible assets and tangible assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition, with any residual amounts allocated to goodwill. Purchase price allocations were considered preliminary until the Company was no longer waiting for information that it arranged to obtain and that was known to be available or obtainable. Although the time required to obtain the necessary information varied with circumstances specific to an individual acquisition, the “allocation period” for finalizing purchase price allocations did not exceed one year from the consummation of a business combination. Any adjustments made during the allocation period were recorded prospectively as an adjustment to the acquired goodwill from the business combination. As of March 31, 2009, the Company had nine acquisitions that were completed prior to the Company’s adoption of SFAS 141(R), for which purchase price allocations were preliminary as a result of pending working capital valuations. The Company does not believe that the potential changes to its preliminary purchase price allocations related to acquisitions completed prior to January 1, 2009, which will be recognized as an adjustment to goodwill during the remaining periods in the year ending December 31, 2009, will have a material impact on its financial condition, including its reported goodwill. The Company expects the working capital valuations for these acquisitions to be completed during the quarter ended June 30, 2009.

For all acquisitions completed under SFAS 141(R), as of the respective acquisition dates, the Company recognizes, separately from goodwill, the identifiable assets acquired and liabilities assumed at their estimated acquisition-date fair values. The Company measures and recognizes goodwill as of the acquisition date as the excess of: (a) the aggregate of the fair value of consideration transferred, the fair value of any noncontrolling interest in the acquiree (if any) and the acquisition-date fair value of the Company’s previously held equity interest in the acquiree (if any), over (b) the fair value of net assets acquired and liabilities assumed. If information about facts and circumstances existing as of the acquisition date is incomplete by the end of the reporting period in which a business combination occurs, the Company will report provisional amounts for the items for which the accounting is incomplete. The measurement period ends once the Company receives the information it was seeking; however, this period will not exceed one year from the acquisition date. Any adjustments recognized during the measurement period will be reflected retrospectively in the consolidated financial statements of the subsequent period.

During the three months ended March 31, 2008, the Company acquired five individually immaterial non-hazardous solid waste collection, transfer, disposal and recycling businesses. During the three months ended March 31, 2009, the Company acquired one individually immaterial non-hazardous solid waste recycling business. The results of operations of the acquired businesses have been included in the Company’s consolidated financial statements from their respective acquisition dates. The acquisitions completed during the three months ended March 31, 2008 and 2009, were not material to the Company’s results of operations, either individually or in the aggregate. As a result, pro forma financial information has not been provided.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

The following table summarizes the consideration transferred to acquire these businesses and the amounts of identified assets acquired and liabilities assumed at the acquisition date for acquisitions consummated in the three months ended March 31, 2008 and 2009:

	2008 Acquisitions	2009 Acquisition
Fair value of consideration transferred:
Cash	$31,988	$2,413
Debt assumed	2,140	2,781
Common stock warrants	30	—
	34,158	5,194
Recognized amounts of identifiable assets acquired and liabilities assumed:
Accounts receivable	1,309	—
Other current assets	272	153
Property and equipment	4,721	2,606
Long-term franchise agreements and contracts	15,915	100
Other intangibles	869	91
Non-competition agreements	30	—
Accounts payable	(49)	(19)
Accrued liabilities	(1,728)	—
Deferred revenue	(582)	(10)
Deferred income taxes	(479)	—
Total identifiable net assets	20,278	2,921
Goodwill	$13,880	$2,273

The goodwill is attributable to the synergies expected to arise after the Company’s acquisition of these businesses. Substantially all of the goodwill from these acquisitions is expected to be deductible for tax purposes.

The fair value of acquired working capital related to the acquisition completed during the three months ended March 31, 2009 is provisional pending information from the acquiree to support the fair value of the assets acquired and liabilities assumed.

The gross amount of trade receivables due under contracts acquired during the period ended March 31, 2008 is $1,719, of which $410 is expected to be uncollectible. The Company did not acquire any other class of receivable as a result of the acquisition of these businesses.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

A reconciliation of the Fair value of consideration transferred, as disclosed in the table above, to Payments for acquisitions, net of cash acquired, as reported in the Condensed Consolidated Statements of Cash Flows for the periods ended March 31, 2008 and 2009, is as follows:

	2008 Acquisitions	2009 Acquisition
Cash consideration transferred	$31,988	$2,413
Payment of contingent consideration	—	2,000
Payment of acquisition-related liabilities	339	885
Payments for acquisitions, net of cash acquired	$32,327	$5,298

The $2,000 of contingent consideration paid during the three months ended March 31, 2009 represented additional purchase price for an acquisition closed in 2007. Acquisition-related liabilities are liabilities paid in the year shown above that were accrued for in a previous year.

In 2009, the Company incurred $1,263 of third-party acquisition-related costs. These expenses are included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Income for the period ended March 31, 2009.

In April 2009, the Company completed the acquisition of 100% interests in certain operations from Republic Services, Inc. (“Republic”) and some of its subsidiaries and affiliates. The operations were divested as a result of Republic’s recent merger with Allied Waste Industries, Inc. The operations acquired include six municipal solid waste landfills, three collection operations and two transfer stations across six markets: Southern California; Northern California; Denver, CO; Houston, TX; Greenville/Spartanburg, SC; and Flint, MI. The Company paid $310,700 in existing cash for the purchased operations, exclusive of amounts paid for the purchase of accounts receivable and other prepaid assets and estimated working capital, which amounts are subject to post-closing adjustments. No other consideration, including contingent consideration, was transferred by the Company to acquire these operations. The Company expects these acquired businesses to contribute towards the achievement of the Company’s growth strategy of expansion through acquisitions. Other required disclosures regarding information about the financial effects of these business combinations cannot be made in this Quarterly Report on Form 10-Q, as the Company has not completed the process of identifying, measuring and recognizing the identifiable assets acquired and liabilities assumed in these acquisitions, including assets and liabilities arising from contingencies.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

7.	INTANGIBLE ASSETS

Intangible assets, exclusive of goodwill, consist of the following at March 31, 2009:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Long-term franchise agreements and contracts	$179,446	$(14,252)	$165,194
Non-competition agreements	9,751	(5,312)	4,439
Other	26,036	(8,007)	18,029
	215,233	(27,571)	187,662
Nonamortized intangible assets:
Indefinite-lived intangible assets	116,160	—	116,160
Intangible assets, exclusive of goodwill	$331,393	$(27,571)	$303,822

The weighted-average amortization periods of long-term franchise agreements and contracts and other intangibles acquired during the three months ended March 31, 2009 are 14.5 years and 0.8 years, respectively. There were no non-compete agreements acquired in the three months ended March 31, 2009.

Estimated future amortization expense for the next five years of amortizable intangible assets is as follows:

For the year ended December 31, 2009	$9,852
For the year ended December 31, 2010	$9,765
For the year ended December 31, 2011	$9,608
For the year ended December 31, 2012	$9,458
For the year ended December 31, 2013	$8,040

8.	SEGMENT REPORTING

The Company’s revenues are derived from one industry segment, which includes the collection, transfer, recycling and disposal of non-hazardous solid waste. No single contract or customer accounted for more than 10% of the Company’s total revenues at the consolidated or segment level during the periods presented.

The Company manages its operations through three geographic operating segments (Western, Central and Southern) which, commencing in 2009, are also the Company’s reportable segments. Prior to 2009, the Company aggregated its geographic operating segments into one reportable segment. Each segment is responsible for managing several vertically integrated operations, which are comprised of districts.

The Company has presented prior period segment results to reflect the realignment of its organizational structure in the second quarter of 2008, which reduced the number of its geographic operating segments from four to three.

The Company’s Chief Operating Decision Maker (“CODM”) evaluates operating segment profitability and determines resource allocations based on operating income before depreciation, amortization and gain (loss) on disposal of assets. Operating income before depreciation, amortization and gain (loss) on disposal of assets is not a measure of operating income, operating performance or liquidity under GAAP and may not be comparable to similarly titled measures reported by other companies. The Company’s management uses operating income before depreciation, amortization and gain (loss) on disposal of assets in the evaluation of segment operating performance as it is a profit measure that is generally within the control of the operating segments.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

Summarized financial information concerning the Company’s reportable segments for the three months ended March 31, 2008 and 2009 is shown in the following tables:

2008	Gross Revenues	Intercompany Revenues(b)	Net Revenue	Operating Income Before Depreciation, Amortization and Gain (Loss) on Disposal of Assets(c)	Total Assets(d), (e)
Western	$134,194	$(12,674)	$121,520	$36,710	$745,096
Central	78,855	(8,848)	70,007	20,693	595,366
Southern	69,230	(10,457)	58,773	18,384	583,938
Corporate(a)	—	—	—	(1,709)	78,585
	$282,279	$(31,979)	$250,300	$74,078	$2,002,985

2009	Gross Revenues	Intercompany Revenues(b)	Net Revenue	Operating Income Before Depreciation, Amortization and Gain (Loss) on Disposal of Assets(c)	Total Assets(d), (e)
Western	$157,687	$(19,425)	$138,262	$39,333	$1,080,379
Central	75,227	(7,658)	67,569	21,431	613,156
Southern	67,057	(10,213)	56,844	19,204	596,457
Corporate(a)	—	—	—	(4,511)	379,172
	$299,971	$(37,296)	$262,675	$75,457	$2,669,164

(a) Corporate functions include accounting, legal, tax, treasury, information technology, risk management, human resources, training and other typical administrative functions.

(b)      Intercompany revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.

(c)      For those items included in the determination of operating income before depreciation, amortization and gain (loss) from disposal of assets, the accounting policies of the segments are the same as those described in the Company’s most recent Annual Report on Form 10-K.

(d)      Goodwill is included within total assets for each of the Company’s three geographic operating segments. During the second quarter of 2008, the Company realigned its organizational structure, which reduced the number of its geographic operating segments from four to three. This realignment resulted in the reallocation of goodwill among its segments. The following tables show changes in goodwill during the three months ended March 31, 2008 and 2009, by reportable segment:

	Western	Central	Southern	Total
Balance as of December 31, 2007
Goodwill	$257,915	$301,027	$252,107	$811,049
Accumulated impairment losses	—	—	—	—
	257,915	301,027	252,107	811,049
Goodwill acquired during the three months ended March 31, 2008	8,694	5,138	48	13,880
Balance as of March 31, 2008
Goodwill	266,609	306,165	252,155	824,929
Accumulated impairment losses	—	—	—	—
	$266,609	$306,165	$252,155	$824,929

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

	Western	Central	Southern	Total
Balance as of December 31, 2008
Goodwill	$257,560	$313,145	$266,225	$836,930
Accumulated impairment losses	—	—	—	—
	257,560	313,145	266,225	836,930

Goodwill acquired during the three months ended March 31, 2009	2,289	—	—	2,289
Goodwill adjustments during the three months ended March 31, 2009	—	(16)	—	(16)
Balance as of March 31, 2009
Goodwill	259,849	313,129	266,225	839,203
Accumulated impairment losses	—	—	—	—
	$259,849	$313,129	$266,225	$839,203

(e)      Corporate assets include cash, deferred tax assets, loan fees, equity investments, corporate facility leasehold improvements and equipment.

A reconciliation of the Company’s primary measure of segment profitability (operating income before depreciation, amortization and gain (loss) on disposal of assets for reportable segments) to Income before income taxes in the Condensed Consolidated Statements of Income is as follows:

	Three Months Ended
	March 31, 2008	March 31, 2009
Operating income before depreciation, amortization and gain (loss) on disposal of assets	$74,078	$75,457
Depreciation	(21,827)	(24,840)
Amortization of intangibles	(1,396)	(2,476)
Loss on disposal of assets	(57)	(507)
Interest expense	(10,612)	(12,249)
Interest income	224	1,024
Other income (expense)	(12)	6
Income before income taxes	$40,398	$36,415

The following table shows, for the periods indicated, the Company’s total reported revenues by service line and with intercompany eliminations:

	Three months ended March 31,
	2008	2009
Collection	$186,161	$209,782
Disposal and transfer	72,158	76,267
Recycling and other	23,960	13,922
	282,279	299,971
Less: intercompany elimination	(31,979)	(37,296)
Total revenues	$250,300	$262,675

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

9.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company recognizes all derivatives on the balance sheet at fair value. All of the Company’s derivatives have been designated as cash flow hedges; therefore, the effective portion of the changes in the fair value of derivatives will be recognized in other comprehensive loss until the hedged item is recognized in earnings. The ineffective portion of the changes in the fair value of derivatives will be immediately recognized in earnings. For purposes of cash flow presentation, the Company classifies cash inflows and outflows from derivatives within Net income in the Condensed Consolidated Statements of Cash Flows.

One of the Company’s objectives for utilizing derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in the variable interest rates of certain borrowings issued under its credit facility. The Company’s strategy to achieve that objective involves entering into interest rate swaps that are specifically designated to the Company’s credit facility and accounted for as cash flow hedges.

At March 31, 2009, the Company’s derivative instruments included eight interest rate swap agreements as follows:

Date Entered	Notional Amount	Fixed Interest Rate Paid*	Variable Interest Rate Received	Effective Date	Expiration Date
December 2005	$150,000	4.76%	1-month LIBOR	June 2006	June 2009
November 2007	$50,000	4.37%	1-month LIBOR	February 2009	February 2011
November 2007	$50,000	4.37%	1-month LIBOR	February 2009	February 2011
November 2007	$75,000	4.37%	1-month LIBOR	February 2009	February 2011
November 2007	$75,000	4.40%	1-month LIBOR	March 2009	March 2011
November 2007	$50,000	4.29%	1-month LIBOR	June 2009	June 2011
November 2007	$100,000	4.35%	1-month LIBOR	June 2009	June 2011
March 2009	$175,000	2.85%	1-month LIBOR	February 2011	February 2014

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

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

At March 31, 2009, the Company’s derivative instruments included nine fuel hedge agreements as follows:

Date Entered	Notional Amount (in gallons per month)	Diesel Rate Paid Fixed	Diesel Rate Received Variable	Effective Date	Expiration Date
October 2008	250,000	$3.750	DOE Diesel Fuel Index*	January 2009	December 2010
October 2008	100,000	$3.745	DOE Diesel Fuel Index*	January 2009	December 2010
October 2008	250,000	$3.500	DOE Diesel Fuel Index*	January 2009	December 2010
December 2008	100,000	$3.000	DOE Diesel Fuel Index*	January 2010	December 2010
December 2008	150,000	$3.000	DOE Diesel Fuel Index*	January 2010	December 2010
December 2008	150,000	$2.820	DOE Diesel Fuel Index*	January 2010	December 2010
December 2008	150,000	$2.700	DOE Diesel Fuel Index*	January 2010	December 2010
December 2008	400,000	$2.950	DOE Diesel Fuel Index*	January 2011	December 2011
December 2008	400,000	$3.030	DOE Diesel Fuel Index*	January 2012	December 2012

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

The fair values of derivative instruments designated as cash flow hedges under SFAS 133 as of March 31, 2009 are as follows:

Derivatives Designated as Cash Flow Hedges under SFAS 133	Balance Sheet Location	Fair Value
Interest rate swaps	Accrued liabilities(a)	$(13,892)
	Other long-term liabilities	(14,010)
Fuel hedges	Accrued liabilities(b)	(8,689)
	Other long-term liabilities	(7,392)
Total derivatives designated as cash flow hedges under SFAS 133		$(43,983)

(a)      Represents the estimated net amount of the existing unrealized losses on interest rate swaps as of March 31, 2009 (based on the interest rate yield curve at that date), included in accumulated other comprehensive loss expected to be reclassified into pre-tax earnings within the next 12 months. The timing of actual amounts reclassified into earnings is dependent on future movements in interest rates.

(b)      Represents the estimated net amount of the existing unrealized losses on fuel hedges as of March 31, 2009 (based on the forward DOE diesel fuel index curve at that date), included in accumulated other comprehensive loss expected to be reclassified into pre-tax earnings within the next 12 months. The timing of actual amounts reclassified into earnings is dependent on future movements in diesel fuel prices.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

The following table summarizes the impact of the Company’s cash flow hedges on the results of operations, comprehensive income and accumulated other comprehensive loss (“AOCL”) as of and for the period ended March 31, 2009:

Derivatives Designated as Cash Flow Hedges under SFAS 133	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion) (a)	Statement of Income Classification	Amount of Gain or (Loss) Reclassified from AOCL into Earnings (Effective Portion) (b), (c)
Interest rate swaps	$(2,553)	Interest expense	$2,487

Fuel hedges	(4,889)	Cost of operations	1,623

Total	$(7,442)		$4,110

          (a)      In accordance with SFAS 133, the effective portions of the changes in fair values of interest rate swaps and fuel hedges have been recorded in equity as a component of AOCL. As the critical terms of the interest rate swaps match the underlying debt being hedged, no ineffectiveness is recognized on these swaps and, therefore, all unrealized changes in fair value are recorded in AOCL. Because changes in the actual price of diesel fuel and changes in the DOE index price do not offset exactly, the Company assesses whether the fuel hedges are highly effective using the cumulative dollar offset approach.

(b) Amounts reclassified from AOCL into earnings related to realized gains and losses on interest rate swaps are recognized when interest payments or receipts occur related to the swap contracts.

          (c)      Amounts reclassified from AOCL into earnings related to realized gains and losses on fuel hedges are recognized when settlement payments or receipts occur related to the swap contracts, which correspond to when the underlying fuel is consumed.

The Company measures and records ineffectiveness on the fuel hedges in Cost of operations in the Condensed Consolidated Statements of Income on a monthly basis based on the difference between the DOE index price and the actual price of diesel fuel purchased, multiplied by the notional gallons on the contracts. There was no significant ineffectiveness recognized on the fuel hedges during the three months ended March 31, 2009.

See Note 12 for further discussion on the impact of the Company’s hedge accounting to its consolidated Comprehensive income and AOCL.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

10.	NET INCOME PER SHARE INFORMATION

The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income per common share attributable to the Company’s common stockholders for the three months ended March 31, 2008 and 2009:

	Three months ended March 31,
	2008	2009
Numerator:
Net income attributable to Waste Connections for basic and diluted earnings per share	$22,455	$21,978
Denominator:
Basic shares outstanding	66,789,398	79,963,438
Dilutive effect of stock options and warrants	1,189,879	721,776
Dilutive effective of restricted stock	142,676	73,727
Diluted shares outstanding	68,121,953	80,758,941

For the three months ended March 31, 2008 and 2009, stock options and warrants to purchase 31,702 and 40,950 shares of common stock, respectively, were excluded from the computation of diluted earnings per share as they were anti-dilutive.

The Company’s 2026 Notes are convertible, under certain circumstances, into a maximum of 5,882,354 shares of common stock. The 2026 Notes require (subject to certain exceptions) payment of up to the principal value in cash and net share settlement of the conversion value in excess of the principal value of the Notes upon conversion. The 2026 Notes were not dilutive during the three months ended March 31, 2008 and 2009. The conversion feature of the 2026 Notes meets all the requirements of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, to be accounted for as an equity interest and not as a derivative. Therefore, in the event the 2026 Notes become convertible, a holder electing to convert will receive a cash payment for up to the principal amount of the debt and net shares of the Company’s common stock equal to the value of the conversion spread. The Company will apply the provisions of FSP No. APB 14-1 to compute any gain or loss upon conversion, as discussed in Note 2.

11.	FAIR VALUE MEASUREMENTS

The Company classifies and discloses recurring fair value measurements of assets and liabilities, as well as nonrecurring fair value measurements of assets and liabilities in periods subsequent to initial measurement, in a three-tier fair value hierarchy. These tiers include: Level 1, defined as quoted market prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, model-based valuation techniques for which all significant assumptions are observable in the market, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and Level 3, defined as unobservable inputs that are not corroborated by market data.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

The Company’s assets and liabilities recorded at fair value on a recurring basis include derivative instruments and certain investments included in cash equivalent money market funds and restricted assets. The Company’s derivative instruments are pay-fixed, receive-variable interest rate swaps and pay-fixed, receive-variable fuel hedges. The Company’s interest rate swaps are recorded at their estimated fair values based on quotes received from financial institutions that trade these contracts. The Company verifies the reasonableness of these quotes using similar quotes from another financial institution as of each date for which financial statements are prepared. The Company uses a discounted cash flow (“DCF”) model to determine the estimated fair values of the fuel hedges. The assumptions used in preparing the DCF model include: (i) estimates for the forward DOE index curve; and (ii) the discount rate based on risk-free interest rates over the term of the agreements. The DOE index curve used in the DCF model was obtained from financial institutions that trade these contracts. For the Company’s interest rate swaps and fuel hedges, the Company also considers the Company’s creditworthiness in its determination of the fair value measurement of these instruments in a net liability position. The Company’s cash equivalent money market funds and restricted assets are valued at quoted market prices in active markets for identical assets, which the Company receives from the financial institutions that hold such investments on its behalf. The Company’s restricted assets measured at fair value are invested primarily in U.S. government and agency securities.

The Company’s financial assets and liabilities measured at fair value at December 31, 2008 and March 31, 2009, were as follows:

	Fair Value Measurement at December 31, 2008 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap derivative instruments – liability position	$(27,796)	$—	$(27,796)	$—
Fuel hedge derivative instruments – liability position	$(10,813)	$—	$—	$(10,813)
Cash equivalent money market funds	$256,060	$256,060	$—	$—
Restricted assets	$21,429	$21,429	$—	$—

	Fair Value Measurement at March 31, 2009 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap derivative instruments – liability position	$(27,902)	$—	$(27,902)	$—
Fuel hedge derivative instruments – liability position	$(16,081)	$—	$—	$(16,081)
Cash equivalent money market funds	$325,943	$325,943	$—	$—
Restricted assets	$22,979	$22,979	$—	$—

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

During the three months ended March 31, 2009, there were no nonrecurring fair value measurements of assets or liabilities subsequent to initial recognition.

The following table summarizes the change in the fair value for Level 3 inputs for the three months ended March 31, 2009:

Level 3 Inputs
Balance as of December 31, 2008	$(10,813)
Realized losses included in earnings	2,617
Unrealized losses included in
Accumulated Other
Comprehensive Loss	(7,885)
Balance as of March 31, 2009	$(16,081)

During the three months ended March 31, 2008, there were no assets or liabilities measured at fair value using Level 3 inputs.

12.	COMPREHENSIVE INCOME

Comprehensive income includes changes in the fair value of interest rate swaps and fuel hedges that qualify for hedge accounting. The difference between net income and comprehensive income for the three months ended March 31, 2008 and 2009 is as follows:

	Three months ended March 31,
	2008	2009
Net income	$25,828	$22,312
Unrealized loss on swaps, net of tax benefit of $5,398 and $2,042 for the three months ended March 31, 2008 and 2009, respectively	(8,552)	(3,332)
Comprehensive income	17,276	18,980
Comprehensive income attributable to noncontrolling interests	(3,373)	(334)
Comprehensive income attributable to Waste Connections	$13,903	$18,646

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

The components of other comprehensive loss and related tax effects for the three months ended March 31, 2008 and 2009 are as follows:

	Three months ended March 31, 2008
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$788	$(305)	$483
Changes in fair value of interest rate swaps	(14,738)	5,703	(9,035)
	$(13,950)	$5,398	$(8,552)

	Three months ended March 31, 2009
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$4,011	$(1,524)	$2,487
Fuel hedge amounts reclassified into cost of operations	2,617	(994)	1,623
Changes in fair value of interest rate swaps	(4,117)	1,564	(2,553)
Changes in fair value of fuel hedges	(7,885)	2,996	(4,889)
	$(5,374)	$2,042	$(3,332)

A rollforward of the amounts included in Accumulated other comprehensive loss, net of taxes, is as follows:

	Fuel Hedges	Interest Rate Swaps	Accumulated Other Comprehensive Loss
Balance at December 31, 2008	$(6,704)	$(17,233)	$(23,937)
Amounts reclassified into earnings	1,623	2,487	4,110
Change in fair value	(4,889)	(2,553)	(7,442)
Balance at March 31, 2009	$(9,970)	$(17,299)	$(27,269)

See Note 9 for further discussion on the Company’s derivative instruments.

13.	COMMITMENTS AND CONTINGENCIES

The Company’s subsidiary, High Desert Solid Waste Facility, Inc. (formerly known as Rhino Solid Waste, Inc.), owns undeveloped property in Chaparral, New Mexico, for which it sought a permit to operate a municipal solid waste landfill. After a public hearing, the New Mexico Environment Department (the “Department”) approved the permit for the facility on January 30, 2002. Colonias Development Council (“CDC”), a nonprofit organization, opposed the permit at the public hearing and appealed the Department’s decision to the courts of New Mexico, primarily on the grounds that the Department failed to consider the social impact of the landfill on the community of Chaparral, and failed to consider regional planning issues. On July 18, 2005, in Colonias Dev. Council v. Rhino Envtl. Servs., Inc. (In re Rhino Envtl. Servs.), 2005 NMSC 24, 117 P.3d 939, the New Mexico Supreme Court remanded the matter back to the Department to conduct a limited public hearing on certain evidence that CDC claims were wrongfully excluded from consideration by the hearing officer, and to allow the Department to reconsider the evidence already proffered concerning the impact of the landfill on the surrounding community’s quality of life. The parties have agreed to postpone the hearing until November 2009 at the earliest to allow the Company time to explore a possible relocation of the landfill. At March 31, 2009, the Company had $10,154 of capitalized expenditures related to this landfill development project. If the Company is not ultimately issued a permit to operate the landfill, the Company will be required to expense in a future period the $10,154 of capitalized expenditures, less the recoverable value of the undeveloped property and other amounts recovered, which would likely have a material adverse effect on the Company’s results of operations for that period.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

The Company opened a municipal solid waste landfill in Harper County, Kansas in January 2006, following the issuance by the Kansas Department of Health and Environment (“KDHE”) of a final permit to operate the landfill. The landfill has operated continuously since that time. On October 3, 2005, landfill opponents filed a suit (Board of Comm’rs of Sumner County, Kansas, Tri-County Concerned Citizens and Dalton Holland v. Roderick Bremby, Sec’y of the Kansas Dep’t of Health and Env’t, et al.) in the District Court of Shawnee County, Kansas, seeking a judicial review of KDHE’s decision to issue the permit, alleging that a site analysis prepared for the Company and submitted to the KDHE as part of the process leading to the issuance of the permit was deficient in several respects. The action sought to stay the effectiveness of the permit and to nullify it. On April 7, 2006, the District Court issued an order denying the plaintiffs’ request for judicial review on the grounds that they lacked standing to bring the action. The plaintiffs appealed this decision to the Kansas Court of Appeals, and on October 12, 2007, the Court of Appeals issued an opinion reversing and remanding the District Court’s decision. The Company appealed the decision to the Kansas Supreme Court, and on July 25, 2008, the Supreme Court affirmed the decision of the Court of Appeals and remanded the case to the District Court for further proceedings on the merits. Plaintiffs filed a second amended petition on October 22, 2008, and the Company filed a motion to strike various allegations contained within the second amended petition. The motion to strike was heard before the District Court on January 26, 2009, and the Court took the matter under submission. The outcome of the issues raised in the motion will impact the scope of briefing on the ultimate issue before the District Court. It is anticipated that the briefing will be completed during the 2009 calendar year. While the Company believes that it will prevail in this case, the District Court could remand the matter back to KDHE for additional review of its decision or could revoke the permit. An order of remand to KDHE would not necessarily affect the Company’s continued operation of the landfill. Only in the event that a final adverse determination with respect to the permit is received would there likely be a material adverse effect on the Company’s reported results of operations in the future. The Company cannot estimate the amount of any such material adverse effect.

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

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

In July 2008, the parties reached a preliminary agreement to settle all of these derivative actions, and in August 2008 the consolidated federal action was stayed as a result of the preliminary agreement. In March 2009, the parties executed and filed with the court a stipulation of settlement. Under the terms of the stipulation of settlement, the Company agreed to reaffirm and/or implement certain corporate governance measures and the Company’s insurance carrier agreed to pay not more than $3,000 to plaintiffs’ counsel to cover plaintiffs’ counsel’s fees and costs, which are subject to court approval. The defendants expressly deny any wrongdoing and will receive a complete release of all claims. The preliminary agreement is subject to standard conditions, including final court approval. There can be no assurance that final court approval will be obtained.

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

On January 15, 2009, a complaint captioned Heath Belcher and Denessa Arguello v. Waste Connections, Inc., and Waste Connections of California, Inc. was filed in the United States District Court for the Eastern District of California, naming the Company and its subsidiary, Waste Connections of California, Inc., as defendants. The complaint alleges violations under the Fair Labor Standards Act related to overtime compensation, and alleges violations under California labor laws related to overtime compensation, unpaid wages, meal and rest breaks, and wage statements. The complaint also alleges violations under the California Unfair Competition Law based on the foregoing alleged violations. The complaint seeks class certification and various forms of relief, including declaratory judgment, statutory penalties, unpaid back wages, liquidated damages, restitution, interest, and attorneys’ fees and costs. The Company intends to vigorously defend this matter. As with any litigation proceeding, the Company cannot predict with certainty the eventual outcome of this matter, nor can the Company estimate the amount of any losses that might result.

One of the Company’s subsidiaries, El Paso Disposal, LP (“EPD”), is a party to administrative proceedings before the National Labor Relations Board (“NLRB”). In these proceedings, the union has alleged various unfair labor practices relating to the failure to reach agreement on first contracts and the resultant strike by, and the replacement of and a failure to recall, previous employees. On April 29, 2009, following a hearing, an administrative law judge issued a recommended Decision and Order finding violations of the National Labor Relations Act by EPD and recommended to the NLRB that EPD take remedial actions, including such things as reinstating certain employees and their previous terms and conditions of employment, refraining from certain conduct, returning to the bargaining table and providing a “make whole” remedy. EPD intends to timely file exceptions to the administrative law judge’s recommendations. The NLRB is then expected to make a decision on the recommendations of the administrative law judge. EPD intends to continue to defend these proceedings vigorously. At this point, the Company is unable to determine the likelihood of any outcome in this matter, nor is it able to estimate the amount or range of loss or the impact on the Company or its financial condition in the event of an unfavorable outcome.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

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

In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business. Except as noted in the legal cases described above, as of March 31, 2009, there is no current proceeding or litigation involving the Company that the Company believes will have a material adverse impact on its business, financial condition, results of operations or cash flows.

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

Our business and operations are subject to a variety of risks and uncertainties and, consequently, actual results may differ materially from those projected by any forward- looking statements. Factors that could cause actual results to differ from those projected include, but are not limited to, the following:

●	A portion of our growth and future financial performance depends on our ability to integrate acquired businesses into our organization and operations;

●	Our acquisitions may not be successful, resulting in changes in strategy, operating losses or a loss on sale of the business acquired;

●	Downturns in the worldwide economy adversely affect operating results;

●	Our results are vulnerable to economic conditions and seasonal factors affecting the regions in which we operate;

●	We may be unable to compete effectively with larger and better capitalized companies and governmental service providers;

●	We may lose contracts through competitive bidding, early termination or governmental action;

●	Price increases may not be adequate to offset the impact of increased costs or may cause us to lose volume;

●	Increases in the price of fuel may adversely affect our business and reduce our operating margins;

●	Increases in labor and disposal and related transportation costs could impact our financial results;

●	We could face significant withdrawal liability if we withdraw from participation in one or more multiemployer pension plans in which we participate;

●	Efforts by labor unions could divert management attention and adversely affect operating results;

●	Increases in insurance costs and the amount that we self-insure for various risks could reduce our operating margins and reported earnings;

●	Competition for acquisition candidates, consolidation within the waste industry and economic and market conditions may limit our ability to grow through acquisitions;

●	Our indebtedness could adversely affect our financial condition; we may incur substantially more debt in the future;

●	Each business that we acquire or have acquired may have liabilities that we fail or are unable to discover, including environmental liabilities;

●	Liabilities for environmental damage may adversely affect our financial condition, business and earnings;

●	Our accruals for our landfill site closure and post-closure costs may be inadequate;

●
We may be subject in the normal course of business to judicial, administrative or other third party proceedings that could interrupt our operations, require expensive remediation, result in adverse judgments, settlements or fines and create negative publicity;

●	The financial soundness of our customers could affect our business and operating results;

●	We depend significantly on the services of the members of our senior, regional and district management team, and the departure of any of those persons could cause our operating results to suffer;

●	Our decentralized decision-making structure could allow local managers to make decisions that adversely affect our operating results;

●	Because we depend on railroads for our intermodal operations, our operating results and financial condition are likely to be adversely affected by any reduction or deterioration in rail service;

●	We may incur additional charges related to capitalized expenditures, which would decrease our earnings;

●	Our financial results are based upon estimates and assumptions that may differ from actual results;

●	The adoption of new accounting standards or interpretations could adversely affect our financial results;

●	Our financial and operating performance may be affected by the inability to renew landfill operating permits, obtain new landfills and expand existing ones;

●	Future changes in laws regulating the flow of solid waste in interstate commerce could adversely affect our operating results;

●	Fluctuations in prices for recycled commodities that we sell and rebates we offer to customers may cause our revenues and operating results to decline;

●	Extensive and evolving environmental and health and safety laws and regulations may restrict our operations and growth and increase our costs;

●	Extensive regulations that govern the design, operation and closure of landfills may restrict our landfill operations or increase our costs of operating landfills; and

●	Unusually adverse weather conditions may interfere with our operations, harming our operating results.

These risks and uncertainties, as well as others, are discussed in greater detail in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission, or SEC, including our most recent Annual Report on Form 10-K. There may be additional risks of which we are not presently aware or that we currently believe are immaterial which could have an adverse impact on our business. We make no commitment to revise or update any forward- looking statements in order to reflect events or circumstances that may change.

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

We are an integrated solid waste services company that provides solid waste collection, transfer, disposal and recycling services in mostly secondary markets in the Western and Southern U.S. We also provide intermodal services for the rail haul movement of cargo and solid waste containers in the Pacific Northwest through a network of six intermodal facilities. We seek to avoid highly competitive, large urban markets and instead target markets where we can provide either solid waste services under exclusive arrangements, or markets where we can be integrated and attain high market share. In markets where waste collection services are provided under exclusive arrangements, or where waste disposal is municipally funded or available at multiple municipal sources, we believe that controlling the waste stream by providing collection services under exclusive arrangements is often more important to our growth and profitability than owning or operating landfills. As of March 31, 2009, we served approximately 1.8 million residential, commercial and industrial customers from a network of operations in 23 states: Alabama, Arizona, California, Colorado, Idaho, Illinois, Iowa, Kansas, Kentucky, Minnesota, Mississippi, Montana, Nebraska, Nevada, New Mexico, Oklahoma, Oregon, South Dakota, Tennessee, Texas, Utah, Washington and Wyoming. As of that date, we owned or operated a network of 134 solid waste collection operations, 52 transfer stations, 35 recycling operations, 35 municipal solid waste landfills and two construction and demolition landfills.

RECENT DEVELOPMENTS

In April 2009, we completed the acquisition of certain operations from Republic Services, Inc. (“Republic”) and some of its subsidiaries and affiliates. The operations were divested as a result of Republic’s recent merger with Allied Waste Industries, Inc. The operations acquired include six municipal solid waste landfills, three collection operations and two transfer stations across six markets: Southern California; Northern California; Denver, CO; Houston, TX; Greenville/Spartanburg, SC; and Flint, MI. We paid an aggregate cash purchase price of $310.7 million for the purchased operations, exclusive of amounts paid for the purchase of accounts receivable and other prepaid assets and working capital, which amounts are subject to post-closing adjustments. This acquisition may impact the income tax provision for the quarter ending June 30, 2009, as a result of changes to the geographical apportionment of our state income taxes.

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements. As described by the SEC, critical accounting estimates and assumptions are those that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and that have a material impact on the financial condition or operating performance of a company. Such critical accounting estimates and assumptions are applicable to our reportable segments. Refer to our most recent Annual Report on Form 10-K for a complete description of our critical accounting estimates and assumptions.

NEW ACCOUNTING PRONOUNCEMENTS

For a description of the new accounting standards that affect us, see Note 2 to our Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

GENERAL

Our revenues are derived from one industry segment, which includes the collection, transfer, recycling and disposal of non-hazardous solid waste. No single contract or customer accounted for more than 10% of our total revenues at the consolidated or segment level during the periods presented. The table below shows for the periods indicated our total reported revenues attributable to services provided (dollars in thousands).

	Three months ended March 31,
	2008		2009
Collection	$186,161	65.9%	$209,782	70.0%
Disposal and transfer	72,158	25.6	76,267	25.4
Recycling and other	23,960	8.5	13,922	4.6
	282,279	100.0%	299,971	100.0%

Less: intercompany elimination	(31,979)		(37,296)
Total revenue	$250,300		$262,675

Our Chief Operating Decision Maker evaluates performance and determines resource allocations based on several factors, of which the primary financial measure is operating income before depreciation, amortization and gain (loss) on disposal of assets. Operating income before depreciation, amortization and gain (loss) on disposal of assets is not a measure of operating income, operating performance or liquidity under GAAP and may not be comparable to similarly titled measures reported by other companies. Our management uses operating income before depreciation, amortization and gain (loss) on disposal of assets in the evaluation of segment operating performance as it is a profit measure that is generally within the control of the operating segments.

We manage our operations through three geographic operating segments (Western, Central and Southern); which, commencing in 2009, are also our reportable segments. Prior to 2009, we aggregated our multiple operating segments into one reportable segment. Each segment is responsible for managing several vertically integrated operations, which are comprised of districts.

We have presented prior period segment results to reflect the realignment of our organizational structure in the second quarter of 2008, which reduced the number of our geographic segments from four to three.

Summarized financial information concerning our reportable segments for the three months ended March 31, 2009 and 2008 is shown in the following tables (in thousands):

2009	Net Revenue(a)	Operating Income Before Depreciation, Amortization and Gain (Loss) on Disposal of Assets	Total Assets
Western	$138,262	$39,333	$1,080,379
Central	67,569	21,431	613,156
Southern	56,844	19,204	596,457
Corporate	—	(4,511)	379,172
	$262,675	$75,457	$2,669,164

2008	Net Revenue(a)	Operating Income Before Depreciation, Amortization and Gain (Loss) on Disposal of Assets	Total Assets
Western	$121,520	$36,710	$745,096
Central	70,007	20,693	595,366
Southern	58,773	18,384	583,938
Corporate	—	(1,709)	78,585
	$250,300	$74,078	$2,002,985

(a) Revenues are presented net of intercompany eliminations.

A reconciliation of operating income before depreciation, amortization and gain (loss) on disposal of assets to Income before income taxes is included in Note 8 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Significant changes in revenue and operating income before depreciation, amortization and gain (loss) on disposal of assets for our reportable segments for the three month period ended March 31, 2009, compared to the three month period ended March 31, 2008, are discussed below:

Segment Revenue

Revenue in our Western segment increased $16.8 million, or 13.8%, to $138.3 million for the three months ended March 31, 2009, from $121.5 million for the three months ended March 31, 2008. The components of the revenue increase consisted of revenue acquired from acquisitions closed during, or subsequent to, the three months ended March 31, 2008 of $25.0 million and net price increases of $4.3 million, partially offset by volume decreases of $3.1 million, recyclable commodity sales decreases of $6.2 million and other revenue decreases of $3.2 million.

Revenue in our Central segment decreased $2.4 million, or 3.5%, to $67.6 million for the three months ended March 31, 2009, from $70.0 million for the three months ended March 31, 2008. The components of the revenue decrease consisted of volume decreases of $6.6 million and recyclable commodity sales decreases of $1.2 million, partially offset by revenue acquired from acquisitions closed during, or subsequent to, the three months ended March 31, 2008 of $1.4 million, net price increases of $3.9 million and other revenue increases of $0.1 million.

Revenue in our Southern segment decreased $2.0 million, or 3.3%, to $56.8 million for the three months ended March 31, 2009, from $58.8 million for the three months ended March 31, 2008. The components of the revenue decrease consisted of volume decreases of $4.6 million and recyclable commodity sales decreases of $0.3 million, partially offset by net price increases of $2.0 million and other revenue increases of $0.9 million.

Segment Operating Income before Depreciation, Amortization and Gain (Loss) on Disposal of Assets

Operating income before depreciation, amortization and gain (loss) on disposal of assets in our Western segment increased $2.6 million, or 7.1%, to $39.3 million for the three months ended March 31, 2009, from $36.7 million for the three months ended March 31, 2008. The increase was primarily due to income generated from acquisitions closed during, or subsequent to, the three months ended March 31, 2008, decreased labor expenses, decreased fuel expense, decreased disposal and third party trucking and transportation expenses, and decreased expenses associated with the cost of purchasing recyclable commodities, partially offset by decreased revenues at operations owned in the comparable periods and increased employee medical benefit expenses.

Operating income before depreciation, amortization and gain (loss) on disposal of assets in our Central segment increased $0.7 million, or 3.6%, to $21.4 million for the three months ended March 31, 2009, from $20.7 million for the three months ended March 31, 2008. The increase was primarily due to decreased third party trucking and transportation expenses, decreased major vehicle and equipment repairs, decreased fuel expense, and decreased labor expenses, partially offset by increased employee medical benefit expenses and decreased revenues.

Operating income before depreciation, amortization and gain (loss) on disposal of assets in our Southern segment increased $0.8 million, or 4.5%, to $19.2 million for the three months ended March 31, 2009, from $18.4 million for the three months ended March 31, 2008. The increase was primarily due to decreased fuel expense, decreased labor expenses and decreased auto insurance costs, partially offset by increased employee medical benefit expenses and decreased revenues.

Operating income before depreciation, amortization and gain (loss) on disposal of assets at Corporate decreased $2.8 million, or 164.0%, due primarily to a $1.2 million charge recorded during the three months ended March 31, 2009, reflecting the fair value of our liability for remaining rental expenses, net of estimated sublease rentals, at our prior corporate office facilities, and $1.3 million of direct acquisition costs that were charged to expense as required by our adoption of SFAS 141(R), effective January 1, 2009.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2009

The following table sets forth items in our condensed consolidated statements of income as a percentage of revenues for the periods indicated.

	Three months ended March 31,
	2008	2009
Revenues	100.0%	100.0%
Cost of operations	59.6	58.9
Selling, general and administrative	10.8	12.4
Depreciation	8.7	9.5
Amortization of intangibles	0.6	0.9
Loss on disposal of assets	—	0.2
Operating income	20.3	18.1

Interest expense	(4.2)	(4.6)
Interest income	0.1	0.4
Other income (expense), net	—	—
Income tax provision	(5.8)	(5.4)
Net income attributable to noncontrolling interests	(1.4)	(0.1)
Net income attributable to Waste Connections	9.0%	8.4%

Revenues. Total revenues increased $12.4 million, or 4.9%, to $262.7 million for the three months ended March 31, 2009, from $250.3 million for the three months ended March 31, 2008.

Acquisitions closed during, or subsequent to, the three months ended March 31, 2008, increased revenues by approximately $26.4 million.

During the three months ended March 31, 2009, the net increase in prices charged to our customers was $10.3 million, consisting of $14.3 million of core price increases, partially offset by a $4.0 million reduction in surcharges primarily related to declining fuel costs.

Volume decreases in our existing business during the three months ended March 31, 2009 reduced revenue by approximately $14.4 million. The net decrease in volume was primarily attributable to declines in roll off activity and landfill and transfer station volumes for operations owned in the comparable periods as a result of the economic recession currently affecting the United States.

Lower recyclable commodity prices during the three months ended March 31, 2009, decreased revenues by $7.7 million. Price declines were primarily a result of decreased overseas demand for recyclable commodities.

Other revenues decreased by $2.2 million during the three months ended March 31, 2009.

Cost of Operations. Total cost of operations increased $5.6 million, or 3.7%, to $154.7 million for the three months ended March 31, 2009, from $149.1 million for the three months ended March 31, 2008. The increase was attributable to operating costs associated with acquisitions closed during, or subsequent to, the three months ended March 31, 2008, increased employee medical benefit expenses resulting from an increase in medical claims cost and severity, partially offset by decreased labor expenses due to headcount reductions at our operations owned in the comparable periods, decreased diesel fuel expense resulting from lower volumes consumed and lower prices, decreased disposal and third party trucking and transportation expenses due to decreased volumes, decreased major vehicle and equipment repairs, decreased expenses associated with the cost of purchasing recyclable commodities due to recyclable commodity pricing declines and decreased insurance expenses due to a reduction in expected development costs recorded in prior years for open auto and workers’ compensation claims based on changes in estimates of actuarially projected losses on open claims determined by our third party administrators’ review and a third party actuarial review of our estimated insurance liability.

Cost of operations as a percentage of revenues decreased 0.7 percentage points to 58.9% for the three months ended March 31, 2009, from 59.6% for the three months ended March 31, 2008. The decrease as a percentage of revenues was primarily attributable to decreased disposal and third party trucking and transportation expenses, decreased fuel prices, decreases in the cost of recyclable commodities, decreased labor expenses, and decreased insurance expenses, partially offset by increased employee medical benefit expenses.

SG&A. SG&A expenses increased $5.4 million, or 20.0%, to $32.5 million for the three months ended March 31, 2009, from $27.1 million for the three months ended March 31, 2008. The increase in SG&A expenses was primarily the result of additional personnel from acquisitions closed during, or subsequent to, the three months ended March 31, 2008, increased legal expenses, recording a $1.2 million charge during the three months ended March 31, 2009, reflecting the fair value of our liability for remaining rental expenses, net of estimated sublease rentals, at our prior corporate office facilities, and recording a $1.3 million charge related to direct acquisition costs that were charged to SG&A expense as required by our adoption of SFAS 141(R), effective January 1, 2009.

SG&A expenses as a percentage of revenues increased 1.6 percentage points to 12.4% for the three months ended March 31, 2009, from 10.8% for the three months ended March 31, 2008. The increase as a percentage of revenues was primarily attributable to declines in revenues from operations owned in the comparable periods, the aforementioned expense charge for our former corporate office facilities and the aforementioned charge for direct acquisition costs.

Depreciation. Depreciation expense increased $3.0 million, or 13.8%, to $24.8 million for the three months ended March 31, 2009, from $21.8 million for the three months ended March 31, 2008. The increase was primarily attributable to depreciation associated with acquisitions closed during, or subsequent to, the three months ended March 31, 2008, and additions to our fleet and equipment purchased to support our existing operations.

Depreciation expense as a percentage of revenues increased 0.8 percentage points to 9.5% for the three months ended March 31, 2009, from 8.7% for the three months ended March 31, 2008. The increase in depreciation expense as a percentage of revenues was due to the impact of declines in revenues from operations owned in the comparable periods, coupled with the aforementioned increased depreciation expense from additions to our fleet and equipment.

Amortization of Intangibles. Amortization of intangibles expense increased $1.1 million, or 77.4%, to $2.5 million for the three months ended March 31, 2009, from $1.4 million for the three months ended March 31, 2008. Amortization of intangibles expense as a percentage of revenues increased 0.3 percentage points to 0.9% for the three months ended March 31, 2009, from 0.6% for the three months ended March 31, 2008. These increases were primarily attributable to amortization on contracts and customer lists acquired during, or subsequent to, the three months ended March 31, 2008.

Operating Income. Operating income decreased $3.2 million, or 6.2%, to $47.6 million for the three months ended March 31, 2009, from $50.8 million for the three months ended March 31, 2008. The decrease was primarily attributable to increased operating costs, increased SG&A expense, and increased depreciation and amortization of intangibles expense, partially offset by increased revenues.

Operating income as a percentage of revenues decreased 2.2 percentage points to 18.1% for the three months ended March 31, 2009, from 20.3% for the three months ended March 31, 2008. The decrease as a percentage of revenues was due to the previously described 1.6 percentage point increase in SG&A, combined with a 1.1 percentage point increase in depreciation and amortization of intangibles expense, and a 0.2 percentage point increase in loss on disposal of assets, partially offset by a 0.7 percentage point decrease in cost of operations.

Interest Expense. Interest expense increased $1.6 million, or 15.4%, to $12.2 million for the three months ended March 31, 2009, from $10.6 million for the three months ended March 31, 2008. The increase was attributable to increased average debt balances, partially offset by reduced average borrowing rates on the portion of our credit facility borrowings not fixed under interest rate swap agreements.

Interest Income. Interest income increased $0.8 million, to $1.0 million for the three months ended March 31, 2009, from $0.2 million for the three months ended March 31, 2008. The increase was attributable to higher average cash balances. We maintained higher cash balances during the three months ended March 31, 2009 in order to fund acquisitions that closed subsequent to March 31, 2009.

Income Tax Provision. Income taxes decreased $0.5 million, or 3.2%, to $14.1 million for the three months ended March 31, 2009, from $14.6 million for the three months ended March 31, 2008.

Our effective tax rates for the three months ended March 31, 2008 and 2009, were 36.1% and 38.7%, respectively. As a result of our adoption of SFAS 160 (effective January 1, 2009, as discussed in Note 2 to our Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q), the measurement of our effective tax rate has changed from previous years. The adoption of SFAS 160 resulted in an increase in our Income before income taxes due to the inclusion of Net income attributable to noncontrolling interests in this measure. Net income attributable to noncontrolling interests, or what was previously referred to as “Minority Interests” expense, was historically shown as an expense in arriving at Income before income taxes. Under SFAS 160, amounts reported as Net income attributable to noncontrolling interests are now reported net of any applicable taxes. Our 2008 effective tax rate has been remeasured and reported in a manner consistent with the current measurement approach. The increase in our effective tax rate during the three months ended March 31, 2009 was due to decreased earnings attributable to noncontrolling interests.

Net Income Attributable to Noncontrolling Interests. During the three months ended March 31, 2009, net income attributable to noncontrolling interests decreased $3.1 million, or 90.1%, to $0.3 million for the three months ended March 31, 2009, from $3.4 million for the three months ended March 31, 2008. The decrease was primarily due to our acquisition in November 2008 of the remaining 49% interest in Pierce County Recycling, Composting and Disposal, LLC and Pierce County Landfill Management, Inc. (“PCRCD”). During the three months ended March 31, 2008, net income attributable to PCRCD was $3.2 million.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain cash flow information for the three months ended March 31, 2008 and 2009 (in thousands):

	March 31,
	2008	2009
Net cash provided by operating activities	$64,593	$70,549
Net cash used in investing activities	(56,659)	(35,889)
Net cash (used in) provided by financing activities	(8,727)	35,834
Net (decrease) increase in cash and equivalents	(793)	70,494
Cash and equivalents at beginning of period	10,298	265,264
Cash and equivalents at end of period	$9,505	$335,758

Operating Activities Cash Flows

For the three months ended March 31, 2009, net cash provided by operating activities was $70.5 million. For the three months ended March 31, 2008, net cash provided by operating activities was $64.6 million. The $5.9 million net increase in cash attributable to operating activities was primarily due to the following:

1)	An increase in depreciation and amortization expense of $4.1 million;

2)
An increase of $1.0 million attributable to a decrease in the excess tax benefit associated with equity-based compensation, due to a reduction in stock option exercises resulting in reduced taxable income recognized by employees that is tax deductible by us; and

3)
An increase in cash flows from operating assets and liabilities, net of effects from acquisitions, of $8.8 million for the three months ended March 31, 2009. The significant components of the $8.8 million in cash flows from changes in operating assets and liabilities, net of effects from acquisitions, include the following:

	a)	an increase from accounts receivable of $1.8 million, due primarily to improved accounts receivable turnover in 2009;

	b)	an increase from prepaids and other current assets of $6.3 million due primarily to the utilization of prepaid income taxes;

	c)	an increase from other long term liabilities of $4.1 million due primarily to recording a liability associated with the remaining lease on our prior corporate office facilities;

d)
an increase from accrued liabilities of $4.2 million, due primarily to an increase in accrued interest due to changes in the payment timing for LIBOR-based borrowings and our issuance in October 2008 of $175 million of senior unsecured notes due October 1, 2015 (the “2015 Senior Notes”), which pay interest semi-annually on April 1 and October 1; less

	e)	a decrease from accounts payable of $6.2 million due primarily to the timing of payments for operating activities.

As of March 31, 2009, we had working capital of $273.2 million, including cash and equivalents of $335.8 million. Our working capital increased $59.5 million, from $213.7 million at December 31, 2008. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets. Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements to reduce our indebtedness under our credit facility and to minimize our cash balances. Our increased cash and working capital positions at March 31, 2009, were primarily due to a net increase in long-term borrowings in anticipation of the acquisition of certain operations from Republic Services, Inc. and free cash flow generated from operations.

Investing Activities Cash Flows

Net cash used in investing activities decreased $20.8 million to $35.9 million for the three months ended March 31, 2009, from $56.7 million for the three months ended March 31, 2008. The significant components of the decrease include the following:

1)	A decrease in payments for acquisitions of $27.0 million; less

2)	An increase in capital expenditures for property and equipment of $5.3 million, due primarily to a land and building purchase at one of our California locations.

Financing Activities Cash Flows

Net cash flows from financing activities increased $44.5 million to a net cash provided by financing activities total of $35.8 million for the three months ended March 31, 2009, from a net cash used in financing activities total of $8.7 million for the three months ended March 31, 2008. The significant components of the increase include the following:

1)
A decrease in payments to repurchase common stock of $31.5 million, due to our election not to repurchase stock after March 31, 2008, and to use our available capital to fund acquisition opportunities;

2)	A decrease in principal payments on long-term debt, net of proceeds of $7.6 million;

3)	A change in book overdraft of $7.7 million resulting from fluctuations in our outstanding cash balances at banks for which outstanding check balances can be offset;

4)	A decrease in the amounts distributed to non-controlling interests of $2.8 million due to the aforementioned purchase of the remaining 49% interest in PCRCD; less

5)	A decrease in proceeds from option and warrant exercises of $4.0 million due to a decrease in the number of options and warrants exercised in 2009; less

6)
A decrease in the excess tax benefit associated with equity-based compensation of $1.1 million, due to the aforementioned decrease in options and warrants exercised in 2009, which resulted in decreased taxable income, recognized by employees, that is tax deductible by us.

Our business is capital intensive. Our capital requirements include acquisitions and fixed asset purchases. We will also make capital expenditures for landfill cell construction, landfill development, landfill closure activities and intermodal facility construction in the future.

We made $29.4 million in capital expenditures during the three months ended March 31, 2009. We expect to make capital expenditures of approximately $125 million in 2009 in connection with our existing business and acquisitions closed subsequent to March 31, 2009. We intend to fund our planned 2009 capital expenditures principally through internally generated funds. In addition, we may make substantial additional capital expenditures in acquiring solid waste collection and disposal businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity. We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities. We believe that our cash and equivalents, credit facility and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future. However, disruptions in the capital and credit markets, as were experienced during 2008, could adversely affect our ability to draw on our credit facility. Our access to funds under the credit facility is dependent on the ability of the banks that are parties to the facility to meet their funding commitments. Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.

As of March 31, 2009, we had $435 million outstanding under our credit facility, exclusive of outstanding stand-by letters of credit of $84.9 million. As of March 31, 2009, we were in compliance with all applicable covenants in our credit facility.

As of March 31, 2009, we had the following contractual obligations (in thousands):

	Payments Due by Period
Recorded Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years
Long-term debt	$868,864	$3,901	$204,094	$438,507	$222,362
Cash interest payments	$170,000	$41,902	$68,683	$29,357	$30,058

Long-term debt payments include:

1)
$435.0 million in principal payments due 2012 related to our credit facility. Our credit facility bears interest, at our option, at either the base rate plus the applicable base rate margin (approximately 3.25% at March 31, 2009) on base rate loans, or the Eurodollar rate plus the applicable Eurodollar margin (approximately 1.13% at March 31, 2009) on Eurodollar loans. As of March 31, 2009, our credit facility allowed us to borrow up to $845 million.

2)
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

3)
$175.0 million in principal payments due 2015 related to our 2015 Senior Notes. Holders of the 2015 Senior Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2015 Senior Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the master note purchase agreement. The 2015 Senior Notes bear interest at a rate of 6.22%.

4)
$53.4 million in principal payments related to our tax-exempt bonds, of which $10.3 million bears interest at fixed rates (between 7.0% and 7.25%) and $43.1 million bears interest at variable rates (between 0.55% and 0.78%) at March 31, 2009. The tax-exempt bonds have maturity dates ranging from 2012 to 2033.

5)
$4.0 million in principal payments related to our notes payable to sellers. Our notes payable to sellers bear interest at rates between 5.5% and 10.35% at March 31, 2009, and have maturity dates ranging from 2010 to 2036.

6)
$1.4 million in principal payments related to our notes payable to third parties. Our notes payable to third parties bear interest at rates between 9.0% and 10.9% at March 31, 2009, and have maturity dates ranging from 2009 to 2019.

The following assumptions were made in calculating cash interest payments:

1)
We calculated cash interest payments on the credit facility using the Eurodollar rate plus the applicable Eurodollar margin at March 31, 2009. We assumed the credit facility is paid off when the credit facility matures in 2012.

2)	We calculated cash interest payments on our interest rate swaps using the stated interest rate in the swap agreement less the Eurodollar rate through the term of the swaps.

3)	We calculated cash interest payments on the tax-exempt bonds using the interest rate at March 31, 2009.

The total liability for uncertain tax positions under FASB Interpretation No. 48 at March 31, 2009 is approximately $2 million. We are not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, we do not expect a significant payment related to these obligations within the next year.

	Amount of Commitment Expiration Per Period
	(amounts in thousands)
Unrecorded Obligations(1)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years
Operating leases	$72,066	$8,386	$15,204	$12,704	$35,772
Unconditional purchase obligations	20,971	20,971	—	—	—
	$93,037	$29,357	$15,204	$12,704	$35,772

(1)
We are party to operating lease agreements and unconditional purchase obligations. These lease agreements and purchase obligations are established in the ordinary course of our business and are designed to provide us with access to facilities and products at competitive, market-driven prices. At March 31, 2009, our unconditional purchase obligations consist of multiple fixed-price fuel purchase contracts under which we have 7.8 million gallons remaining to be purchased for a total of $21.0 million, plus taxes and transportation costs upon delivery. The current fuel purchase contracts expire on or before December 31, 2009.

We have obtained financial surety bonds, primarily to support our financial assurance needs and landfill operations. We provided customers and various regulatory authorities with surety bonds in the aggregate amounts of approximately $161.8 million and $177.2 million at December 31, 2008 and March 31, 2009, respectively. These arrangements have not materially affected our financial position, results of operations or liquidity during the three months ended March 31, 2009, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

From time to time, we evaluate our existing operations and their strategic importance to us. If we determine that a given operating unit does not have future strategic importance, we may sell or otherwise dispose of those operations. Although we believe our reporting units would not be impaired by such dispositions, we could incur losses on them.

The disposal tonnage that we received in the three months ended March 31, 2008 and 2009, at all of our landfills during the respective period, is shown below (tons in thousands):

	Three months ended March 31,
	2008		2009
	Number of Sites	Total Tons	Number of Sites	Total Tons
Owned landfills and landfills operated under life-of-site agreements	29	1,972	30	1,954
Operated landfills	7	222	7	203
	36	2,194	37	2,157

FREE CASH FLOW

We are providing free cash flow, a non-GAAP financial measure, because it is widely used by investors as a valuation and liquidity measure in the solid waste industry. This measure should be used in conjunction with GAAP financial measures. Management uses free cash flow as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We define free cash flow as net cash provided by operating activities plus proceeds from disposal of assets and excess tax benefit associated with equity-based compensation, plus or minus change in book overdraft, less capital expenditures for property and equipment and distributions to noncontrolling interests. Other companies may calculate free cash flow differently. Our free cash flow for the three months ended March 31, 2008 and 2009, is calculated as follows (amounts in thousands):

	Three months ended March 31,
	2008	2009
Net cash provided by operating activities	$64,593	$70,549
Change in book overdraft	(3,596)	4,115
Plus: Proceeds from disposal of assets	301	161
Plus: Excess tax benefit associated with equity-based compensation	1,101	115
Less: Capital expenditures for property and equipment	(24,108)	(29,412)
Less: Distributions to noncontrolling interests	(2,842)	—
Free cash flow	$35,449	$45,528

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are exposed to market risk, including changes in interest rates and prices of certain commodities. We use hedge agreements to manage a portion of our risks related to interest rates and fuel prices. While we are exposed to credit risk in the event of non-performance by counterparties to our hedge agreements, in all cases such counterparties are highly rated financial institutions and we do not anticipate non-performance. We do not hold or issue derivative financial instruments for trading purposes. We monitor our hedge positions by regularly evaluating the positions at market and by performing sensitivity analyses over the unhedged fuel and variable rate debt positions.

At March 31, 2009, our derivative instruments included eight interest rate swap agreements that effectively fix the interest rate on the applicable notional amounts of our variable rate debt as follows (dollars in thousands):

Date Entered	Notional Amount	Fixed Interest Rate Paid*	Variable Interest Rate Received	Effective Date	Expiration Date
December 2005	$150,000	4.76%	1-month LIBOR	June 2006	June 2009
November 2007	$50,000	4.37%	1-month LIBOR	February 2009	February 2011
November 2007	$50,000	4.37%	1-month LIBOR	February 2009	February 2011
November 2007	$75,000	4.37%	1-month LIBOR	February 2009	February 2011
November 2007	$75,000	4.40%	1-month LIBOR	March 2009	March 2011
November 2007	$50,000	4.29%	1-month LIBOR	June 2009	June 2011
November 2007	$100,000	4.35%	1-month LIBOR	June 2009	June 2011
March 2009	$175,000	2.85%	1-month LIBOR	February 2011	February 2014

* plus applicable margin.

Under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), all the interest rate swap agreements are considered cash flow hedges for a portion of our variable rate debt, and we apply hedge accounting to account for these instruments. The notional amounts and all other significant terms of the swap agreements are matched to the provisions and terms of the variable rate debt being hedged.

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged floating rate debt. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. We are exposed to cash flow risk due to changes in interest rates with respect to the unhedged floating rate balances owed at December 31, 2008 and March 31, 2009, of $43.2 million and $78.1 million, respectively, including floating rate debt under our credit facility and floating rate municipal bond obligations. A one percent increase in interest rates on our variable-rate debt as of December 31, 2008 and March 31, 2009, would decrease our annual pre-tax income by approximately $0.4 million and $0.8 million, respectively. All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations, subject to counterparty default risk.

The market price of diesel fuel is unpredictable and can fluctuate significantly. We purchase approximately 24 million gallons of diesel fuel per year; therefore, a significant increase in the price of fuel could adversely affect our business and reduce our operating margins. To manage a portion of this risk, in 2008, we entered into multiple commodity swap agreements related to forecasted diesel fuel purchases (“fuel hedges”).

At March 31, 2009, our derivative instruments included nine fuel hedge agreements as follows:

Date Entered	Notional Amount (in gallons per month)	Diesel Rate Paid Fixed	Diesel Rate Received Variable	Effective Date	Expiration Date
October 2008	250,000	$ 3.750	DOE Diesel Fuel Index*	January 2009	December 2010
October 2008	100,000	$ 3.745	DOE Diesel Fuel Index*	January 2009	December 2010
October 2008	250,000	$ 3.500	DOE Diesel Fuel Index*	January 2009	December 2010
December 2008	100,000	$ 3.000	DOE Diesel Fuel Index*	January 2010	December 2010
December 2008	150,000	$ 3.000	DOE Diesel Fuel Index*	January 2010	December 2010
December 2008	150,000	$ 2.820	DOE Diesel Fuel Index*	January 2010	December 2010
December 2008	150,000	$ 2.700	DOE Diesel Fuel Index*	January 2010	December 2010
December 2008	400,000	$ 2.950	DOE Diesel Fuel Index*	January 2011	December 2011
December 2008	400,000	$ 3.030	DOE Diesel Fuel Index*	January 2012	December 2012

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

Under SFAS 133, all the fuel hedges are considered cash flow hedges for a portion of our forecasted diesel fuel purchases, and we apply hedge accounting to account for these instruments.

Additionally, in 2008, we entered into multiple fixed-price fuel purchase contracts for a total of 10.5 million gallons of diesel fuel, which expire on or before December 31, 2009. As of March 31, 2009, we had 7.8 million gallons remaining to be purchased for a total unconditional purchase obligation of $21.0 million, plus taxes and transportation upon delivery.

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged diesel fuel purchases. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. For the year ending December 31, 2009, we hedged 7.2 million gallons of diesel fuel purchases, and we fixed our purchase price of 10.5 million gallons of diesel fuel under our fixed price fuel purchase contracts. If we purchased all of our unhedged fuel at market prices, a $0.10 per gallon increase in the price of fuel over a one-year period would decrease our annual pre-tax income by approximately $0.6 million.

We market a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals. We own and operate 35 recycling processing operations and sell other collected recyclable materials to third parties for processing before resale. Certain of our municipal recycling contracts in the state of Washington specify benchmark resale prices for recycled commodities. If the prices we actually receive for the processed recycled commodities collected under the contract exceed the prices specified in the contract, we share the excess with the municipality, after recovering any previous shortfalls resulting from actual market prices falling below the prices specified in the contract. To reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties. In the event of a decline in recycled commodity prices, a 10% decrease in average recycled commodity prices from the average prices that were in effect during the three months ending March 31, 2008 and 2009, would have had a $1.1 million and $0.5 million impact on revenues for the three months ended March 31, 2008 and 2009, respectively.

Item 4. Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of the end of the fiscal quarter covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2009, that our disclosure controls and procedures were effective at the reasonable assurance level such that information required to be disclosed in our Exchange Act reports: (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2009, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

No material developments occurred during the quarterly period ended March 31, 2009 in the legal proceeding involving Colonias Dev. Council v. Rhino Envtl. Servs., Inc. (In re Rhino Envtl. Servs.) described in our annual report on Form 10-K for the fiscal year ended December 31, 2008. Refer to Note 13 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q for a description of this legal proceeding.

No material developments occurred during the quarterly period ended March 31, 2009 in the legal proceeding involving Board of Comm’rs of Sumner County, Kansas, Tri-County Concerned Citizens and Dalton Holland v. Roderick Bremby, Sec’y of the Kansas Dep’t of Health and Env’t, et al. described in our annual report on Form 10-K for the fiscal year ended December 31, 2008. Refer to Note 13 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q for a description of this legal proceeding.

No material developments occurred during the quarterly period ended March 31, 2009 in the legal proceeding involving the Travis v. Mittelstaedt, et al. and Pierce and Banister v. Mittelstaedt, et al. and In re Waste Connections, Inc. Shareholder Derivative Litigation derivative lawsuits described in our annual report on Form 10-K for the fiscal year ended December 31, 2008, except that in March 2009, the parties executed and filed with the court a stipulation of settlement. Under the terms of the stipulation of settlement, we agreed to reaffirm and/or implement certain corporate governance measures and our insurance carrier agreed to pay not more than $3 million to plaintiffs’ counsel to cover plaintiffs’ counsel’s fees and costs, which are subject to court approval. Refer to Note 13 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q for a description of this legal proceeding.

No material developments occurred during the quarterly period ended March 31, 2009 in the legal proceeding involving Heath Belcher and Denessa Arguello v. Waste Connections, Inc., and Waste Connections of California, Inc. described in our annual report on Form 10-K for the fiscal year ended December 31, 2008. Refer to Note 13 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q for a description of this legal proceeding.

One of our subsidiaries, El Paso Disposal, LP, or EPD, is a party to administrative proceedings before the National Labor Relations Board, or NLRB. In these proceedings, the union has alleged various unfair labor practices relating to the failure to reach agreement on first contracts and the resultant strike by, and the replacement of and a failure to recall, previous employees. On April 29, 2009, following a hearing, an administrative law judge issued a recommended Decision and Order finding violations of the National Labor Relations Act by EPD and recommended to the NLRB that EPD take remedial actions, including such things as reinstating certain employees and their previous terms and conditions of employment, refraining from certain conduct, returning to the bargaining table and providing a “make whole” remedy. EPD intends to timely file exceptions to the administrative law judge’s recommendations. The NLRB is then expected to make a decision on the recommendations of the administrative law judge. EPD intends to continue to defend these proceedings vigorously. At this point, we are unable to determine the likelihood of any outcome in this matter, nor are we able to estimate the amount or range of loss or the impact on us or our financial condition in the event of an unfavorable outcome.

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

In addition, we are a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business. Except as noted in the legal cases described above, and in Note 13 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q, as of March 31, 2009, there is no current proceeding or litigation involving us that we believe will have a material adverse impact on our business, financial condition, results of operations or cash flows.

Item 6.	Exhibits

See Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASTE CONNECTIONS, INC.

Date: May 8, 2009	BY:	/s/ Ronald J. Mittelstaedt
Ronald J. Mittelstaedt,
Chief Executive Officer

Date: May 8, 2009	BY:	/s/ Worthing F. Jackman
Worthing F. Jackman,
Executive Vice President and
Chief Financial Officer

Exhibit Number		Description of Exhibits

2.1		Asset Purchase Agreement, dated as of February 6, 2009, by and among Republic Services, Inc., Waste Connections, Inc. and the other entities party thereto

2.2		Amended and Restated Asset Purchase Agreement, dated as of April 1, 2009, by and among Republic Services, Inc., Waste Connections, Inc. and the other entities party thereto

2.3
Purchase Agreement, dated as of April 1, 2009, by and among Republic Services, Inc., Republic Services of California Holding Company, Inc., Republic Services of California I, LLC, Waste Connections, Inc. and Chiquita Canyon, Inc.

2.4
Purchase Agreement, dated as of April 1, 2009, by and among Republic Services, Inc., Allied Waste Landfill Holdings, Inc., Allied Waste North America, Inc., Anderson Regional Landfill, LLC, Waste Connections, Inc. and Anderson County Landfill, Inc.

2.5		Stock Purchase Agreement, dated as of April 1, 2009, by and among Republic Services, Inc., Chambers Development of North Carolina, Inc., Allied Waste North America, Inc. and Waste Connections, Inc.

3.1		Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on July 24, 2007)

3.2		Amended and Restated Bylaws of the Registrant (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on July 22, 2004)

3.3		Second Amended and Restated Bylaws of the Registrant, effective May 15, 2009 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on January 15, 2009)

3.4		Third Amended and Restated Bylaws of the Registrant, effective May 15, 2009 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on April 23, 2009)

10.1	+	Employment Agreement between the Registrant and Rick Wojahn, dated as of February 9, 2009

10.2	+	Employment Agreement between the Registrant and Scott Schreiber, dated as of February 9, 2009

31.1		Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)

31.2		Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)

32.1		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350

+ Management contract or compensatory plan, contract or arrangement.