Form 10-Q
period 2009-06-30
WASTE CONNECTIONS, INC.
filed 2009-08-05
CIK 1057058

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock: As of July 31, 2009: 80,106,399 shares of common stock

WASTE CONNECTIONS, INC.
FORM 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	December 31, 2008	June 30, 2009
ASSETS
Current assets:
Cash and equivalents	$265,264	$16,999
Accounts receivable, net of allowance for doubtful accounts of $3,846 and $3,176 at December 31, 2008 and June 30, 2009, respectively	118,456	140,838
Deferred income taxes	22,347	20,423
Prepaid expenses and other current assets	23,144	23,063
Total current assets	429,211	201,323

Property and equipment, net	984,124	1,272,851
Goodwill	836,930	877,518
Intangible assets, net	306,444	353,066
Restricted assets	23,009	25,271
Other assets, net	20,639	19,463
	$2,600,357	$2,749,492
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$65,537	$77,544
Book overdraft	4,315	6,551
Accrued liabilities	95,220	93,835
Deferred revenue	45,694	48,976
Current portion of long-term debt and notes payable	4,698	3,634
Total current liabilities	215,464	230,540

Long-term debt and notes payable	819,828	860,229
Other long-term liabilities	47,509	47,795
Deferred income taxes	255,559	282,429
Total liabilities	1,338,360	1,420,993

Commitments and contingencies (Note 15)

Equity:
Preferred stock: $0.01 par value per share; 7,500,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.01 par value per share; 150,000,000 shares authorized; 79,842,239 and 80,074,924 shares issued and outstanding at December 31, 2008 and June 30, 2009, respectively	798	801
Additional paid-in capital	661,555	665,496
Accumulated other comprehensive loss	(23,937)	(14,373)
Retained earnings	622,913	675,329
Total Waste Connections’ equity	1,261,329	1,327,253
Noncontrolling interests	668	1,246
Total equity	1,261,997	1,328,499
	$2,600,357	$2,749,492

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
Revenues	$267,033	$302,830	$517,333	$565,506
Operating expenses:
Cost of operations	159,862	175,687	308,994	330,391
Selling, general and administrative	27,065	36,142	54,155	68,658
Depreciation	22,646	30,061	44,474	54,900
Amortization of intangibles	1,419	3,205	2,814	5,681
Loss (gain) on disposal of assets	451	(1,683)	508	(1,176)
Operating income	55,590	59,418	106,388	107,052

Interest expense	(10,128)	(12,307)	(20,740)	(24,557)
Interest income	138	116	362	1,141
Other income	345	171	333	177
Income before income taxes	45,945	47,398	86,343	83,813
Income tax provision	(16,568)	(16,716)	(31,138)	(30,819)
Net income	29,377	30,682	55,205	52,994
Less: Net income attributable to noncontrolling interests	(3,806)	(244)	(7,179)	(578)
Net income attributable to Waste Connections	$25,571	$30,438	$48,026	$52,416
Earnings per common share attributable to Waste Connections’ common stockholders:
Basic	$0.38	$0.38	$0.72	$0.66
Diluted	$0.38	$0.38	$0.71	$0.65
Shares used in the per share calculations:
Basic	66,468,457	80,066,643	66,628,927	80,015,325
Diluted	67,842,845	80,833,350	67,982,399	80,796,431

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME
 (Unaudited)
(In thousands, except share amounts)

		Waste Connections’ Equity
	Comprehensive	Common Stock		Additional Paid-In	Accumulated Other Comprehensive Income	Retained	Noncontrolling
	Income	Shares	Amount	Capital	(Loss)	Earnings	Interests	Total
Balances at December 31, 2007		67,052,135	$670	$254,284	$(4,290)	$524,481	$30,220	$805,365
Cumulative change from adoption of accounting policy - FSP No. APB 14-1		-	-	13,726	-	(4,471)	-	9,255
Vesting of restricted stock		222,863	2	(2)	-	-	-	-
Cancellation of restricted stock and warrants		(72,082)	(1)	(2,192)	-	-	-	(2,193)
Stock-based compensation		-	-	7,854	-	-	-	7,854
Exercise of stock options and warrants		1,030,594	10	19,079	-	-	-	19,089
Issuance of common stock, net of issuance costs of $17,195		12,650,000	127	393,803	-	-	-	393,930
Excess tax benefit associated with equity-based compensation		-	-	6,441	-	-	-	6,441
Repurchase of common stock		(1,041,271)	(10)	(31,517)	-	-	-	(31,527)
Issuance of common stock warrants to consultants		-	-	79	-	-	-	79
Amounts reclassified into earnings, net of taxes		-	-	-	4,010	-	-	4,010
Changes in fair value of swaps, net of taxes		-	-	-	(23,657)	-	-	(23,657)
Distributions to noncontrolling interests		-	-	-	-	-	(8,232)	(8,232)
Changes in ownership interest in noncontrolling interests		-	-	-	-	-	(33,560)	(33,560)
Net income	$115,143	-	-	-	-	102,903	12,240	115,143
Other comprehensive loss	(31,609)	-	-	-	-	-	-	-
Income tax effect of other comprehensive loss	11,962	-	-	-	-	-	-	-
Comprehensive income	95,496	-	-	-	-	-	-	-
Comprehensive income attributable to noncontrolling interests	(12,240)	-	-	-	-	-	-	-
Comprehensive income attributable to Waste Connections	$83,256	-	-	-	-	-	-	-
Balances at December 31, 2008		79,842,239	798	661,555	(23,937)	622,913	668	1,261,997
Vesting of restricted stock		254,398	3	(3)	-	-	-	-
Cancellation of restricted stock and warrants		(86,215)	(1)	(2,393)	-	-	-	(2,394)
Stock-based compensation		-	-	4,630	-	-	-	4,630
Exercise of stock options and warrants		64,502	1	1,610	-	-	-	1,611
Excess tax benefit associated with equity-based compensation		-	-	97	-	-	-	97
Amounts reclassified into earnings, net of taxes		-	-	-	8,170	-	-	8,170
Changes in fair value of swaps, net of taxes		-	-	-	1,394	-	-	1,394
Net income	$52,994	-	-	-	-	52,416	578	52,994
Other comprehensive income	15,500	-	-	-	-	-	-	-
Income tax effect of other comprehensive income	(5,936)	-	-	-	-	-	-	-
Comprehensive income	62,558	-	-	-	-	-	-	-
Comprehensive income attributable to noncontrolling interests	(578)	-	-	-	-	-	-	-
Comprehensive income attributable to Waste Connections	$61,980	-	-	-	-	-	-	-
Balances at June 30, 2009		80,074,924	$801	$665,496	$(14,373)	$675,329	$1,246	$1,328,499

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six months ended June 30,
	2008	2009
Cash flows from operating activities:
Net income	$55,205	$52,994
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on disposal of assets	508	(1,176)
Depreciation	44,474	54,900
Amortization of intangibles	2,814	5,681
Deferred income taxes, net of acquisitions	12,956	22,858
Amortization of debt issuance costs	907	970
Amortization of debt discount	2,202	2,342
Stock-based compensation	3,956	4,630
Interest income on restricted assets	(287)	(241)
Closure and post-closure accretion	729	912
Excess tax benefit associated with equity-based compensation	(1,928)	(97)
Net change in operating assets and liabilities, net of acquisitions	8,391	7,275
Net cash provided by operating activities	129,927	151,048

Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(33,437)	(387,112)
Capital expenditures for property and equipment	(48,323)	(52,693)
Proceeds from disposal of assets	1,366	4,129
Increase in restricted assets, net of interest income	(900)	(2,021)
Decrease in other assets	112	268
Net cash used in investing activities	(81,182)	(437,429)

Cash flows from financing activities:
Proceeds from long-term debt	90,500	142,000
Principal payments on notes payable and long-term debt	(111,046)	(107,787)
Change in book overdraft	322	2,237
Proceeds from option and warrant exercises	7,543	1,611
Excess tax benefit associated with equity-based compensation	1,928	97
Distributions to noncontrolling interests	(6,027)	-
Payments for repurchase of common stock	(31,527)	-
Debt issuance costs	(91)	(42)
Net cash (used in) provided by financing activities	(48,398)	38,116

Net increase (decrease) in cash and equivalents	347	(248,265)
Cash and equivalents at beginning of period	10,298	265,264
Cash and equivalents at end of period	$10,645	$16,999

Non-cash financing activity:
Liabilities assumed and notes payable issued to sellers of businesses acquired	$4,965	$16,072

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

1.	BASIS OF PRESENTATION AND SUMMARY

The accompanying condensed consolidated financial statements relate to Waste Connections, Inc. and its subsidiaries (“WCI” or the “Company”) for the six month periods ended June 30, 2008 and 2009.  In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows and equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with U.S. generally accepted accounting principles (“GAAP”).  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses.  Examples include accounting for landfills, self-insurance, income taxes, allocation of acquisition purchase price and asset impairments.  An additional area that involves estimation is when the Company estimates the amount of potential exposure it may have with respect to litigation, claims and assessments in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 5, Accounting for Contingencies.  Actual results for all estimates could differ materially from the estimates and assumptions that the Company uses in the preparation of its condensed consolidated financial statements.

Interim results are not necessarily indicative of results for a full year.  The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company’s 2008 Annual Report on Form 10-K.

Certain amounts reported in the Company's prior year's financial statements have been reclassified to conform with the 2009 presentation.

2.	NEW ACCOUNTING STANDARDS

SFAS 141(R) and FSP FAS 141(R)-1.  In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations (“SFAS 141(R)”).  SFAS 141(R) establishes principles and requirements for how the Company:  (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition.  SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company adopted SFAS 141(R) on January 1, 2009 (see Note 7).

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141(R)-1”).  This pronouncement amends SFAS 141(R) to clarify the initial and subsequent recognition, subsequent accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141(R)-1 requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, as determined in accordance with SFAS No. 157, Fair Value Measurements (“SFAS 157”), if the acquisition-date fair value can be reasonably estimated.  If the acquisition-date fair value of an asset or liability cannot be reasonably estimated, the asset or liability would be measured at the amount that would be recognized in accordance with FASB Statement No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss – an Interpretation of FASB Statement No. 5.  FSP FAS 141(R)-1 became effective for the Company as of January 1, 2009, and the provisions of FSP FAS 141(R)-1 are applied prospectively to business combinations with an acquisition date on or after the date the guidance became effective.  The adoption of FSP FAS 141(R)-1 did not have a material impact on the Company's financial position or results of operations.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

FSP 157-2 and FSP FAS 157-4.  In February 2008, the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delayed the effective date of SFAS 157 for nonrecurring fair value measurements of assets and liabilities until January 1, 2009.  The Company’s assets and liabilities measured at fair value on a nonrecurring basis include assets and liabilities acquired in connection with a business combination, goodwill, intangible assets and asset retirement obligations recognized in connection with final capping, closure and post-closure landfill obligations.  The Company adopted SFAS 157 as it relates to these assets and liabilities on January 1, 2009.  See Note 12 for further information on the Company’s adoption of SFAS 157 for nonrecurring fair value measurements in periods subsequent to initial measurement.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), which provides additional guidance for applying the provisions of SFAS 157.  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants under current market conditions.  FSP FAS 157-4 requires an evaluation of whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability.  If there has, transactions or quoted prices may not be indicative of fair value and a significant adjustment may need to be made to those prices to estimate fair value.  Additionally, an entity must consider whether the observed transaction was orderly (that is, not distressed or forced).  If the transaction was orderly, the obtained price can be considered a relevant, observable input for determining fair value.  If the transaction is not orderly, other valuation techniques must be used when estimating fair value.  FSP FAS 157-4 must be applied prospectively for interim periods ending after June 15, 2009, and did not impact the Company’s results of operations, cash flows or financial position for the three and six month periods ended June 30, 2009 (see Note 12).

SFAS 160.  In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51 (“SFAS 160”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (formerly known as minority interest) and for the deconsolidation of a subsidiary.  SFAS 160 requires that changes in a parent’s ownership interest in a subsidiary be reported as an equity transaction in the consolidated financial statements when it does not result in a change in control of the subsidiary.  When a change in a parent’s ownership interest results in deconsolidation, a gain or loss should be recognized in the consolidated financial statements.  SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS 160 also requires presentation on the face of the consolidated statement of income of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.  SFAS 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company applied SFAS 160 prospectively as of January 1, 2009, except for the presentation and disclosure requirements, which were applied retrospectively for all periods presented.  As a result of adoption, the Company reflects its noncontrolling interests in consolidated subsidiaries as a separate line item in the equity section of the Company’s Condensed Consolidated Balance Sheets.  In the Company's 2008 Annual Report on Form 10-K, these noncontrolling interests were presented as minority interests outside of permanent equity in the Condensed Consolidated Balance Sheets.  Additionally, the Company separately presents the net income attributable to noncontrolling interests in the Condensed Consolidated Statements of Income, resulting in an increase to consolidated Net income.  In the Company’s 2008 Annual Report on Form 10-K, the net income attributable to noncontrolling interests was presented as minority interest expense in the Condensed Consolidated Statements of Income.  Under SFAS 160, amounts reported as Net income attributable to noncontrolling interests are now reported net of any applicable taxes.  The Company’s 2008 effective tax rate has been remeasured and reported in a manner consistent with the current measurement approach.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

SFAS 161.  In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133 (“SFAS 161”), which amends and expands the disclosure requirements of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), with the intent to provide users of financial statements with an enhanced understanding of:  (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative instruments.  This statement applies to all entities and all derivative instruments.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company adopted SFAS 161 on January 1, 2009 (see Notes 10 and 13).

FSP No. APB 14-1.  In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP No. APB 14-1”).  FSP No. APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS 133.  FSP No. APB 14-1 specifies that issuers of convertible debt instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  FSP No. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Company adopted FSP No. APB 14-1 on January 1, 2009, and the guidance has been applied retrospectively to all periods presented.

The adoption of FSP No. APB 14-1 did not affect the Company’s total cash flows; however, it did impact the Company’s results of operations by increasing interest expense associated with the Company’s 3.75% Convertible Senior Notes due 2026 (the “2026 Notes”) by adding a non-cash component to amortize a debt discount calculated based on the difference between the cash coupon of the convertible debt instrument and the estimated non-convertible debt borrowing rate.  As a result, the Company’s Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Equity and Comprehensive Income and certain line items comprising the subtotal for Net cash provided by operating activities in the Company’s Condensed Consolidated Statements of Cash Flows have been affected by the adoption of this pronouncement.  For additional disclosures regarding the terms of the 2026 Notes and how this instrument has been reflected in the Company’s Condensed Consolidated Financial Statements for the period ended June 30, 2009, see Note 6.  The Company has elected not to apply the provisions of FSP No. APB 14-1 to its 2022 Floating Rate Convertible Subordinated Notes, which were issued in 2002.  In April 2006, these notes became convertible and were called for redemption; therefore, these notes were not outstanding during any of the periods presented in the Company’s condensed consolidated financial statements for the period ended June 30, 2009 or any financial statements that will be presented in the Company’s Annual Report on Form 10-K for the year ending December 31, 2009.

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

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

FSP FAS 107-1 and APB 28-1.  In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”), which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”) and APB Opinion No. 28, Interim Financial Reporting, respectively, to require disclosures about fair value of financial instruments in interim financial statements, in addition to the annual financial statements as already required by SFAS 107.  FSP FAS 107-1 and APB 28-1 will be required for interim periods ending after June 15, 2009.  The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on the Company’s results of operations, cash flows or financial position (see Note 4).

SFAS 165.  In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 is based on the same principles as currently exist in auditing standards and was issued by the FASB to include accounting guidance that originated as auditing standards into the body of authoritative literature issued by the FASB.  The standard addresses the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The Company adopted SFAS 165 during the quarterly period ended June 30, 2009.  The Company evaluated subsequent events through August 5, 2009, which was the date the accompanying financial statements were issued.

3.	STOCK-BASED COMPENSATION

A summary of activity related to restricted stock and restricted stock units under the 2002 Restricted Stock Plan and the Second Amended and Restated 2004 Equity Incentive Plan (as amended and restated), as of December 31, 2008, and changes during the six month period ended June 30, 2009, is presented below:

Unvested Shares
Outstanding at December 31, 2008	906,572
Granted	386,880
Forfeited	(16,739)
Vested	(254,403)
Outstanding at June 30, 2009	1,022,310

The weighted average grant date fair value per share for the 386,880 shares of common stock underlying the restricted stock units granted during the six month period ended June 30, 2009 was $26.26.  During the six months ended June 30, 2008 and 2009, the Company’s stock-based compensation expense from restricted stock and restricted stock units was $3,625 and $4,286, respectively.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

4.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash, trade receivables, restricted assets, trade payables, debt instruments, interest rate swaps and commodity swaps.  As of June 30, 2009, the carrying values of cash, trade receivables, restricted assets, and trade payables are considered to be representative of their respective fair values.  The carrying values of the Company’s debt instruments, excluding the 3.75% Convertible Senior Notes due 2026 (the “2026 Notes”) and the 6.22% Senior Notes due 2015 (the “2015 Notes”), approximate their fair values as of June 30, 2009, based on current borrowing rates for similar types of borrowing arrangements.  The 2026 Notes had a carrying value of $191,412 and a fair value of approximately $204,000 at June 30, 2009, based on the publicly quoted trading price of these notes.  The 2015 Notes had a carrying value of $175,000 and a fair value of approximately $176,094 at June 30, 2009, based on quotes of bonds with similar ratings in similar industries.  For details on the fair value of the Company’s interest rate and fuel commodity swaps, refer to Note 12.

5.	LANDFILL ACCOUNTING

At June 30, 2009, the Company owned 34 landfills, and operated, but did not own, three landfills under life-of-site operating agreements and seven landfills under limited-term operating agreements.  The Company’s landfills had site costs with a net book value of $744,089 at June 30, 2009.  With the exception of two owned landfills that only accept construction and demolition waste, all landfills that the Company owns or operates are municipal solid waste landfills.  For the Company’s seven landfills operated under limited-term operating agreements, the owner of the property (generally a municipality) usually owns the permit and is generally responsible for final capping, closure and post-closure obligations.  The Company is responsible for all final capping, closure and post-closure liabilities for the three landfills that it operates under life-of-site operating agreements.

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

Based on remaining permitted capacity as of June 30, 2009, and projected annual disposal volumes, the average remaining landfill life for the Company’s owned landfills and landfills operated under life-of-site operating agreements is approximately 48 years.  The Company is currently seeking to expand permitted capacity at seven of its owned landfills and one landfill that it operates under a life-of-site operating agreement, and considers the achievement of these expansions to be probable.  Although the Company cannot be certain that all future expansions will be permitted as designed, the average remaining life, when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume, of the Company’s owned landfills and landfills operated under life-of-site operating agreements is 58 years, with lives ranging from 3 to 185 years.

During the six months ended June 30, 2008 and 2009, the Company expensed $11,100 and $14,222, respectively, or an average of $2.66 and $2.90 per ton consumed, respectively, related to landfill depletion at owned landfills and landfills operated under life-of-site agreements.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

The Company reserves for final capping, closure and post-closure maintenance obligations at the landfills it owns and landfills it operates under life-of-site operating agreements.  The Company calculates the net present value of its final capping, closure and post-closure commitments by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure and discounting the inflated total to its present value using a credit-adjusted risk-free rate.  Any changes in expectations that result in an upward revision to the estimated undiscounted cash flows are treated as a new liability and are inflated and discounted at rates reflecting current market conditions.  Downward revisions (or if there are no changes) to the estimated undiscounted cash flows are inflated and discounted at rates reflecting the market conditions at the time the cash flows were originally estimated.  This policy results in the Company’s capping, closure and post-closure liabilities being recorded in “layers.”  At January 1, 2009, the Company increased its discount rate assumption for purposes of computing 2009 “layers” for final capping, closure and post-closure obligations from 7.5% to 9.25%, in order to more accurately reflect the Company’s long-term cost of borrowing as of the end of 2008.  Consistent with the prior year, the Company’s inflation rate assumption is 2.5%.  The resulting final capping, closure and post-closure obligation is recorded on the balance sheet as an addition to site costs and amortized to depletion expense as the landfills’ airspace is consumed.  Interest is accreted on the recorded liability using the corresponding discount rate.  During the six months ended June 30, 2008 and 2009, the Company expensed $729 and $912, respectively, or an average of $0.17 and $0.19 per ton consumed, respectively, related to final capping, closure and post-closure accretion expense.

The following is a reconciliation of the Company’s final capping, closure and post-closure liability balance from December 31, 2008 to June 30, 2009:

Final capping, closure and post-closure liability at December 31, 2008	$22,002
Adjustments to final capping, closure and post-closure liabilities	(1,526)
Liabilities incurred	887
Accretion expense	912
Closure payments	(170)
Assumption of closure liabilities from acquisitions	8,488
Final capping, closure and post-closure liability at June 30, 2009	$30,593

The Adjustments to final capping, closure and post-closure liabilities primarily consisted of revisions in cost estimates and decreases in estimates of annual tonnage consumption across the majority of the Company’s landfills, as well as an increase in estimated airspace at one of the Company’s landfills at which an expansion is being pursued.  The Company performs its annual review of its cost and capacity estimates in the first quarter of each year.

At June 30, 2009, $22,968 of the Company’s restricted assets balance was for purposes of settling future final capping, closure and post-closure liabilities.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

6.	LONG-TERM DEBT

Long-term debt consists of the following:

	December 31, 2008	June 30, 2009
Revolver under Credit Facility, bearing interest ranging from 0.93% to 3.25%*	$400,000	$439,000
2026 Notes, bearing interest at 3.75%, net of discount of $10,930 and $8,588 as of December 31, 2008 and June 30, 2009, respectively	189,070	191,412
2015 Senior Notes, bearing interest at 6.22%	175,000	175,000
Tax-Exempt Bonds, bearing interest ranging from 0.35% to 7.25%*	53,960	53,370
Notes payable to sellers in connection with acquisitions, bearing interest at 5.5% to 10.35%*	4,888	3,941
Notes payable to third parties, bearing interest at 9.0% to 10.9%*	1,608	1,140
	824,526	863,863
Less – current portion	(4,698)	(3,634)
	$819,828	$860,229
____________________
*	Interest rates in the table above represent the range of interest rates incurred during the six month period ended June 30, 2009.

As discussed in Note 2, effective January 1, 2009, the Company adopted FSP No. APB 14-1 as it relates to the Company’s accounting and disclosure for its 2026 Notes.  Consistent with the transition guidance in FSP No. APB 14-1, the Company’s adoption of this pronouncement is being treated as a change in accounting principle that is being applied retrospectively to all periods presented.  The cumulative effect of the change in accounting principle on periods prior to those presented in the Company’s Condensed Consolidated Financial Statements for the period ended June 30, 2009, has been reflected as an offsetting adjustment to the December 31, 2007, balances of Additional paid-in capital and Retained earnings in the Company’s Condensed Consolidated Statements of Equity.  A description of the prior-period information that has been retrospectively adjusted is provided below.

The 2026 Notes were issued in March 2006 and bear interest at a rate of 3.75% per annum on a total principal of $200,000.  The 2026 Notes are convertible into cash and, if applicable, shares of the Company’s common stock based on an initial conversion rate of 29.4118 shares of common stock per $1 principal amount of 2026 Notes (which is equal to an initial conversion price of approximately $34.00 per share), subject to adjustment, and only under certain circumstances.  Upon a surrender of the 2026 Notes for conversion, the Company will deliver cash equal to the lesser of the aggregate principal amount of notes to be converted and its total conversion obligation.  The Company will deliver shares of its common stock in respect of the excess amount, if any, of its conversion obligation over the amount paid in cash.  Based on the Company’s share price at June 30, 2009, the “if-converted” value of the 2026 Notes does not exceed the principal amount of the notes.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

A summary of the financial statement line items that have been retrospectively adjusted as a result of the Company’s adoption of FSP No. APB 14-1 is presented in the table below:

Condensed Consolidated Balance Sheet	December 31, 2008 Balance as Reported in the 2008 Annual Report on Form 10-K	Cumulative Retrospective Adjustment	December 31, 2008 Balance as Presented in the June 30, 2009 Quarterly Report on Form 10-Q
Other assets, net	$20,922	$(283)	$20,639
Long-term debt and notes payable	$830,758	$(10,930)	$819,828
Deferred income tax liabilities	$251,514	$4,045	$255,559
Additional paid-in capital	$647,829	$13,726	$661,555
Retained earnings	$630,037	$(7,124)	$622,913

Condensed Consolidated Statement of Income	Balance for the Three Month Period Ended June 30, 2008, as Reported in the June 30, 2008 Quarterly Report on Form 10-Q	Retrospective Adjustment	Balance for the Three Month Period Ended June 30, 2008, as Presented in the June 30, 2009 Quarterly Report on Form 10-Q
Interest expense	$9,059	$1,069	$10,128
Income tax provision	$16,974	$(406)	$16,568

Condensed Consolidated Statement of Income	Balance for the Six Month Period Ended June 30, 2008, as Reported in the June 30, 2008 Quarterly Report on Form 10-Q	Retrospective Adjustment	Balance for the Six Month Period Ended June 30, 2008, as Presented in the June 30, 2009 Quarterly Report on Form 10-Q
Interest expense	$18,602	$2,138	$20,740
Income tax provision	$31,950	$(812)	$31,138

Condensed Consolidated Statement of Cash Flows	Balance for the Six Month Period Ended June 30, 2008, as Reported in the June 30,2008 Quarterly Report on Form 10-Q	Retrospective Adjustment	Balance for the Six Month Period Ended June 30, 2008, as Presented in the June 30, 2009 Quarterly Report on Form 10-Q
Deferred income taxes, net of acquisitions	$13,769	$(813)	$12,956
Amortization of debt issuance costs	$970	$(63)	$907
Amortization of debt discount	$-	$2,202	$2,202

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

For the financial statement line items adjusted as a result of the Company’s adoption of FSP No. APB 14-1, the balances as of, or for the period ended, June 30, 2009, that would have been reported prior to the Company’s adoption of FSP No. APB 14-1, are presented in the table below:

Condensed Consolidated Balance Sheet	June 30, 2009 Balance as Reported in the June 30, 2009 Quarterly Report on Form 10-Q	FSP No. APB 14-1 Adjustment	June 30, 2009 Balance Prior to Adoption of FSP No. APB 14-1
Other assets, net	$19,463	$220	$19,683
Long-term debt and notes payable	$860,229	$8,588	$868,817
Deferred income tax liabilities	$282,429	$(3,180)	$279,249
Additional paid-in capital	$665,496	$(13,726)	$651,770
Retained earnings	$675,329	$8,538	$683,867

Condensed Consolidated Statement of Income	Balance for the Three Month Period Ended June 30, 2009, as Reported in the June 30, 2009 Quarterly Report on Form 10-Q	FSP No. APB 14-1 Adjustment	Balance for the Three Month Period Ended June 30, 2009 Prior to Adoption of FSP No. APB 14-1
Interest expense	$12,307	$(1,139)	$11,168
Income tax provision	$16,716	$433	$17,149

Condensed Consolidated Statement of Income	Balance for the Six Month Period Ended June 30, 2009, as Reported in the June 30, 2009 Quarterly Report on Form 10-Q	FSP No. APB 14-1 Adjustment	Balance for the Six Month Period Ended June 30, 2009 Prior to Adoption of FSP No. APB 14-1
Interest expense	$24,557	$(2,279)	$22,278
Income tax provision	$30,819	$866	$31,685

Condensed Consolidated Statement of Cash Flows	Balance for the Six Month Period Ended June 30, 2009, as Reported in the June 30, 2009 Quarterly Report on Form 10-Q	FSP No. APB 14-1 Adjustment	Balance for the Six Month Period Ended June 30, 2009 Prior to Adoption of FSP No. APB 14-1
Deferred income taxes, net of acquisitions	$22,858	$866	$23,724
Amortization of debt issuance costs	$970	$63	$1,033
Amortization of debt discount	$2,342	$(2,342)	$-

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

The effect of the above retrospective adjustments on the Company’s operating income, net income and per-share amounts for the three and six month periods ended June 30, 2008, is presented in the tables below:

	Operating Income	Net Income	Basic Earnings per Share Attributable to Waste Connections’ Common Stockholders	Diluted Earnings per Share Attributable to Waste Connections’ Common Stockholders
Amount as reported for the three month period ended June 30, 2008, in the Company’s June 30, 2008 Quarterly Report on Form 10-Q	$55,590	$30,040	$0.39	$0.39

Impact of incremental interest expense (net of tax) recognized during the three month period ended June 30, 2008, as a result of adoption of FSP No. APB 14-1	-	(663)	(0.01)	(0.01)

Amount as presented for the three month period ended June 30, 2008, in the Company’s June 30, 2009 Report on Form 10-Q	$55,590	$29,377	$0.38	$0.38

	Operating Income	Net Income	Basic Earnings per Share Attributable to Waste Connections’ Common Stockholders	Diluted Earnings per Share Attributable to Waste Connections’ Common Stockholders
Amount as reported for the six month period ended June 30, 2008, in the Company’s June 30, 2008 Quarterly Report on Form 10-Q	$106,388	$56,531	$0.74	$0.73

Impact of incremental interest expense (net of tax) recognized during the six month period ended June 30, 2008, as a result of adoption of FSP No. APB 14-1	-	(1,326)	(0.02)	(0.02)

Amount as presented for the six month period ended June 30, 2008, in the Company’s June 30, 2009 Report on Form 10-Q	$106,388	$55,205	$0.72	$0.71

For the six month periods ended June 30, 2008 and 2009, the total interest expense recognized by the Company relating to both the contractual interest coupon and amortization of the non-cash debt discount on the 2026 Notes was $5,952 ($3,691, net of taxes) and $6,092 ($3,777, net of taxes), respectively.  The portion of total interest expense related to the contractual interest coupon on the 2026 Notes during each of the six month periods ended June 30, 2008 and 2009 was $3,750 ($2,325, net of taxes).  The portion of total interest expense related to amortizing the non-cash debt discount during the six month periods ended June 30, 2008 and 2009 was $2,202 ($1,366, net of taxes) and $2,342 ($1,452, net of taxes), respectively.  The effective interest rate on the liability component for the six month periods ended June 30, 2008 and 2009 was 6.4%.  As of June 30, 2009, the Company has seven quarterly periods remaining over which the debt discount will be amortized.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

A summary of the effect of the Company’s adoption of FSP No. APB 14-1 on the Company’s operating income, net income, and per-share amounts for the three and six month periods ended June 30, 2009, is presented in the table below:

	Operating Income	Net Income	Basic Earnings per Share Attributable to Waste Connections’ Common Stockholders	Diluted Earnings per Share Attributable to Waste Connections’ Common Stockholders
Amount as reported for the three month period ended June 30, 2009, in the Company’s June 30, 2009 Quarterly Report on Form 10-Q	$59,418	$30,682	$0.38	$0.38

Impact of incremental interest expense (net of tax) recognized during the three month period ended June 30, 2009, as a result of adoption of FSP No. APB 14-1	-	706	0.01	0.01

Amount that would have been reported for the three month period ended June 30, 2009, prior to adoption of FSP No. APB 14-1	$59,418	$31,388	$0.39	$0.39

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

	Operating Income	Net Income	Basic Earnings per Share Attributable to Waste Connections’ Common Stockholders	Diluted Earnings per Share Attributable to Waste Connections’ Common Stockholders
Amount as reported for the six month period ended June 30, 2009, in the Company’s June 30, 2009 Quarterly Report on Form 10-Q	$107,052	$52,994	$0.66	$0.65

Impact of incremental interest expense (net of tax) recognized during the six month period ended June 30, 2009, as a result of adoption of FSP No. APB 14-1	-	1,413	0.01	0.02

Amount that would have been reported for the six month period ended June 30, 2009, prior to adoption of FSP No. APB 14-1	$107,052	$54,407	$0.67	$0.67

The following table presents information regarding the values at which the following items are carried in the Company’s December 31, 2008 and June 30, 2009 Condensed Consolidated Balance Sheets:

	December 31, 2008	June 30, 2009
Carrying amount of equity component	$13,726	$13,726

Principal amount of liability component	$200,000	$200,000
Unamortized discount on liability component	(10,930)	(8,588)
Net carrying amount of liability component	$189,070	$191,412

At June 30, 2009, the 2026 Notes did not meet any of the conditions for conversion.  Under FSP No. APB 14-1, upon conversion of the 2026 Notes, the Company will be required to allocate the fair value of the consideration transferred and any transaction costs incurred between the equity and liability components.  This will be done by first allocating to the liability component an amount equal to the fair value of the liability component immediately prior to its conversion, with the residual consideration allocated to the equity component.  Any gain or loss equal to the difference between the consideration allocated to the liability component and the carrying value of the liability component, including any unamortized debt discount or issuance costs, will be recorded in earnings.

7.	ACQUISITIONS

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

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

For all acquisitions completed prior to the Company's adoption of SFAS 141(R), the acquisition purchase prices were allocated to the identified intangible assets and tangible assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition, with any residual amounts allocated to goodwill.  Purchase price allocations were considered preliminary until the Company was no longer waiting for information that it arranged to obtain and that was known to be available or obtainable.  Although the time required to obtain the necessary information varied with circumstances specific to an individual acquisition, the “allocation period” for finalizing purchase price allocations did not exceed one year from the consummation of a business combination.  Any adjustments made during the allocation period were recorded prospectively as an adjustment to the acquired goodwill from the business combination.  As of June 30, 2009, the Company had two acquisitions that were completed prior to the Company’s adoption of SFAS 141(R), for which purchase price allocations were preliminary as a result of pending working capital valuations.  The Company does not believe that the potential changes to its preliminary purchase price allocations related to acquisitions completed prior to January 1, 2009, which will be recognized as an adjustment to goodwill during the remaining periods in the year ending December 31, 2009, will have a material impact on its financial condition, including its reported goodwill.  The Company expects the working capital valuations for these acquisitions to be completed during the quarter ended September 30, 2009.

For all acquisitions completed under SFAS 141(R), as of the respective acquisition dates, the Company recognizes, separately from goodwill, the identifiable assets acquired and liabilities assumed at their estimated acquisition-date fair values.  The Company measures and recognizes goodwill as of the acquisition date as the excess of:  (a) the aggregate of the fair value of consideration transferred, the fair value of any noncontrolling interest in the acquiree (if any) and the acquisition-date fair value of the Company's previously held equity interest in the acquiree (if any), over (b) the fair value of net assets acquired and liabilities assumed.  If information about facts and circumstances existing as of the acquisition date is incomplete by the end of the reporting period in which a business combination occurs, the Company will report provisional amounts for the items for which the accounting is incomplete.  The measurement period ends once the Company receives the information it was seeking; however, this period will not exceed one year from the acquisition date.  Any material adjustments recognized during the measurement period will be reflected retrospectively in the consolidated financial statements of the subsequent period.

During the six months ended June 30, 2008, the Company acquired six individually immaterial non-hazardous solid waste collection, transfer, disposal and recycling businesses.  During the six months ended June 30, 2009, the Company completed the acquisition of 100% interests in certain operations from Republic Services, Inc. and some of its subsidiaries and affiliates (“Republic”).  The operations were divested as a result of Republic’s recent merger with Allied Waste Industries, Inc.  The operations acquired include seven municipal solid waste landfills, six collection operations and three transfer stations across eight markets:  Southern California; Northern California; Denver, CO; Houston, TX; Greenville/Spartanburg, SC; Charlotte, NC; Lubbock, TX; and Flint, MI.  The Company paid $379,377 in existing cash for the purchased operations plus amounts paid for the purchase of accounts receivable and other prepaid assets and estimated working capital, which amounts are subject to post-closing adjustments.  No other consideration, including contingent consideration, was transferred by the Company to acquire these operations.  Pursuant to the asset purchase agreement, the Company is required to remit additional consideration to Republic if certain acquired operations exceed earnings targets specified in the agreement.  The Company has not recorded a liability because the fair value of the contingent consideration is not material. Any changes in fair value of the contingent consideration subsequent to the acquisition date will be charged to expense until the contingency is settled.  The Company expects these acquired businesses to contribute towards the achievement of the Company’s growth strategy of expansion through acquisitions.  In addition to these acquisitions from Republic, the Company acquired three individually immaterial non-hazardous solid waste collection, disposal and recycling businesses during the six months ended June 30, 2009.  The results of operations of the acquired businesses have been included in the Company’s consolidated financial statements from their respective acquisition dates.  The acquisitions completed during the six months ended June 30, 2008 and 2009, were not material to the Company’s results of operations, either individually or in the aggregate.  As a result, pro forma financial information has not been provided.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

The following table summarizes the consideration transferred to acquire these businesses and the amounts of identified assets acquired and liabilities assumed at the acquisition date for acquisitions consummated in the six months ended June 30, 2008 and 2009:

	2008 Acquisitions	2009 Acquisitions
Fair value of consideration transferred:
Cash	$32,525	$384,165
Debt assumed	2,293	2,782
Common stock warrants	31	-
	34,849	386,947
Recognized amounts of identifiable assets acquired and liabilities assumed:
Accounts receivable	1,317	12,517
Other current assets	367	1,601
Property and equipment	4,822	291,365
Long-term franchise agreements and contracts	16,052	4,130
Customer lists	869	30,179
Other intangibles	-	18,331
Non-competition agreements	32	-
Accounts payable	(163)	(211)
Accrued liabilities	(1,424)	(973)
Deferred revenue	(606)	(3,617)
Other long-term liabilities	-	(8,489)
Deferred income taxes	(479)	-
Total identifiable net assets	20,787	344,833
Goodwill	$14,062	$42,114

The goodwill is attributable to the synergies and ancillary growth opportunities expected to arise after the Company’s acquisition of these businesses.  Substantially all of the goodwill from these acquisitions is expected to be deductible for tax purposes.

The fair value of acquired working capital related to the acquisitions completed during the six months ended June 30, 2009 is provisional pending receipt of information from the acquiree to support the fair value of the assets acquired and liabilities assumed.

The gross amount of trade receivables due under contracts acquired during the period ended June 30, 2008 is $1,917, of which $600 is expected to be uncollectible.  The gross amount of trade receivables due under contracts acquired during the period ended June 30, 2009 is $13,236, of which $719 is expected to be uncollectible.  The Company did not acquire any other class of receivable as a result of the acquisition of these businesses.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

A reconciliation of the Fair value of consideration transferred, as disclosed in the table above, to Payments for acquisitions, net of cash acquired, as reported in the Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2008 and 2009, is as follows:

	2008 Acquisitions	2009 Acquisitions
Cash consideration transferred	$32,525	$384,165
Payment of contingent consideration	-	2,000
Payment of acquisition-related liabilities	912	947
Payments for acquisitions, net of cash acquired	$33,437	$387,112

The $2,000 of contingent consideration paid during the six months ended June 30, 2009 represented additional purchase price for an acquisition closed in 2007.  Acquisition-related liabilities are liabilities paid in the year shown above that were accrued for in a previous year.

During the three and six month periods ended June 30, 2009, the Company incurred $2,019 and $3,282 of third-party acquisition-related costs.  These expenses are included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Income for the three and six month periods ended June 30, 2009.

8.	INTANGIBLE ASSETS

Intangible assets, exclusive of goodwill, consist of the following at June 30, 2009:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Long-term franchise agreements and contracts	$183,477	$(15,895)	$167,582
Customer lists	52,100	(6,901)	45,199
Non-competition agreements	9,732	(5,444)	4,288
Other	22,355	(2,518)	19,837
	267,664	(30,758)	236,906
Nonamortized intangible assets:
Indefinite-lived intangible assets	116,160	-	116,160
Intangible assets, exclusive of goodwill	$383,824	$(30,758)	$353,066

The weighted-average amortization periods of long-term franchise agreements and contracts, customer lists and other intangibles acquired during the six months ended June 30, 2009 are 24.2 years, 9.9 years and 38.0 years, respectively.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

Intangible assets, exclusive of goodwill, consist of the following at December 31, 2008:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Long-term franchise agreements and contracts	$179,674	$(12,751)	$166,923
Customer lists	22,083	(4,951)	17,132
Non-competition agreements	9,751	(5,157)	4,594
Other	4,024	(2,389)	1,635
	215,532	(25,248)	190,284
Nonamortized intangible assets:
Indefinite-lived intangible assets	116,160	-	116,160
Intangible assets, exclusive of goodwill	$331,692	$(25,248)	$306,444

The weighted-average amortization periods of long-term franchise agreements and contracts, customer lists and non-competition agreements acquired during the year ended December 31, 2008 are 30.9 years, 9.6 years and 6.9 years, respectively.

Estimated future amortization expense for the next five years of amortizable intangible assets is as follows:

For the year ending December 31, 2009	$12,718
For the year ending December 31, 2010	$13,685
For the year ending December 31, 2011	$13,516
For the year ending December 31, 2012	$13,192
For the year ending December 31, 2013	$11,778

9.	SEGMENT REPORTING

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

The segment information presented herein reflects the realignment of the Company’s organizational structure in the second quarter of 2008, which reduced the number of its geographic operating segments from four to three.

The Company’s Chief Operating Decision Maker (“CODM”) evaluates operating segment profitability and determines resource allocations based on operating income (loss) before depreciation, amortization and gain (loss) on disposal of assets.  Operating income (loss) before depreciation, amortization and gain (loss) on disposal of assets is not a measure of operating income, operating performance or liquidity under GAAP and may not be comparable to similarly titled measures reported by other companies.  The Company’s management uses operating income (loss) before depreciation, amortization and gain (loss) on disposal of assets in the evaluation of segment operating performance as it is a profit measure that is generally within the control of the operating segments.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

Summarized financial information concerning the Company’s reportable segments for the three and six months ended June 30, 2008 and 2009 is shown in the following tables:

Three Months Ended June 30, 2008	Gross Revenues	Intercompany Revenues(b)	Net Revenue	Operating Income (Loss) Before Depreciation, Amortization and Gain (Loss) on Disposal of Assets(c)
Western	$140,069	$(12,711)	$127,358	$38,205
Central	88,903	(10,341)	78,562	24,100
Southern	72,315	(11,202)	61,113	18,367
Corporate(a)	-	-	-	(566)
	$301,287	$(34,254)	$267,033	$80,106

Three Months Ended June 30, 2009	Gross Revenues	Intercompany Revenues(b)	Net Revenue	Operating Income (Loss) Before Depreciation, Amortization and Gain (Loss) on Disposal of Assets(c)
Western	$174,497	$(21,401)	$153,096	$46,218
Central	84,533	(9,293)	75,240	25,935
Southern	88,581	(14,087)	74,494	24,090
Corporate(a)	-	-	-	(5,242)
	$347,611	$(44,781)	$302,830	$91,001

Six Months Ended June 30, 2008	Gross Revenues	Intercompany Revenues(b)	Net Revenue	Operating Income (Loss) Before Depreciation, Amortization and Gain (Loss) on Disposal of Assets(c)
Western	$274,222	$(25,385)	$248,837	$74,915
Central	167,736	(19,189)	148,547	44,793
Southern	141,607	(21,658)	119,949	36,751
Corporate(a)	-	-	-	(2,275)
	$583,565	$(66,232)	$517,333	$154,184

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

Six Months Ended June 30, 2009	Gross Revenues	Intercompany Revenues(b)	Net Revenue	Operating Income (Loss) Before Depreciation, Amortization and Gain (Loss) on Disposal of Assets(c)
Western	$332,142	$(40,825)	$291,317	$85,509
Central	159,733	(16,951)	142,782	47,338
Southern	155,708	(24,301)	131,407	43,266
Corporate(a)	-	-	-	(9,656)
	$647,583	$(82,077)	$565,506	$166,457

	Total Assets at June 30, 2008(e)	Total Assets at June 30, 2009(e)
Western	$730,503	$1,298,833
Central	609,779	653,462
Southern	599,577	746,018
Corporate(d)	80,740	51,179
	$2,020,599	$2,749,492
____________________
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
(c)      For those items included in the determination of operating income (loss) before depreciation, amortization and gain (loss) from disposal of assets, the accounting policies of the segments are the same as those described in the Company’s most recent Annual Report on Form 10-K.
(d)           Corporate assets include cash, net deferred tax assets, loan fees, equity investments, and corporate facility leasehold improvements and equipment.
(e)      Goodwill is included within total assets for each of the Company’s three geographic operating segments.  During the second quarter of 2008, the Company realigned its organizational structure, which reduced the number of its geographic operating segments from four to three.  This realignment resulted in the reallocation of goodwill among its segments.  The following tables show changes in goodwill during the six months ended June 30, 2008 and 2009, by reportable segment:

	Western	Central	Southern	Total
Balance as of December 31, 2007
Goodwill	$257,915	$301,027	$252,107	$811,049
Accumulated impairment losses	-	-	-	-
	257,915	301,027	252,107	811,049
Goodwill acquired during the six months ended June 30, 2008	8,690	5,328	44	14,062
Goodwill divested during the six months ended June 30, 2008	(149)	-	-	(149)
Balance as of June 30, 2008
Goodwill	266,456	306,355	252,151	824,962
Accumulated impairment losses	-	-	-	-
Balance as of June 30, 2008	$266,456	$306,355	$252,151	$824,962

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

	Western	Central	Southern	Total
Balance as of December 31, 2008
Goodwill	$257,560	$313,145	$266,225	$836,930
Accumulated impairment losses	-	-	-	-
	257,560	313,145	266,225	836,930
Goodwill acquired during the six months ended June 30, 2009	2,105	514	39,495	42,114
Goodwill divested during the six months ended June 30, 2009	-	-	(1,526)	(1,526)
Balance as of June 30, 2009	259,665	313,659	304,194	877,518
Goodwill
Accumulated impairment losses	-	-	-	-
Balance as of June 30, 2009	$259,665	$313,659	$304,194	$877,518

Goodwill acquired during the periods presented includes goodwill attributable to acquisitions closed in the corresponding periods, as well as adjustments to goodwill, primarily associated with acquired working capital, attributable to acquisitions closed in periods prior to January 1, 2009.

A reconciliation of the Company’s primary measure of segment profitability (operating income (loss) before depreciation, amortization and gain (loss) on disposal of assets for reportable segments) to Income before income taxes in the Condensed Consolidated Statements of Income is as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
Operating income (loss) before depreciation, amortization and gain (loss) on disposal of assets	$80,106	$91,001	$154,184	$166,457
Depreciation	(22,646)	(30,061)	(44,474)	(54,900)
Amortization of intangibles	(1,419)	(3,205)	(2,814)	(5,681)
Gain (loss) on disposal of assets	(451)	1,683	(508)	1,176
Interest expense	(10,128)	(12,307)	(20,740)	(24,557)
Interest income	138	116	362	1,141
Other income	345	171	333	177
Income before income taxes	$45,945	$47,398	$86,343	$83,813

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

The following table shows, for the periods indicated, the Company’s total reported revenues by service line and with intercompany eliminations:

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
Collection	$196,047	$226,512	$382,208	$436,295
Disposal and transfer	79,913	105,316	152,070	181,583
Recycling and other	25,327	15,783	49,287	29,705
	301,287	347,611	583,565	647,583
Less: intercompany elimination	(34,254)	(44,781)	(66,232)	(82,077)
Total revenues	$267,033	$302,830	$517,333	$565,506

10.	DERIVATIVE FINANCIAL INSTRUMENTS

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

At June 30, 2009, the Company’s derivative instruments included seven interest rate swap agreements as follows:

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
____________________
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

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

At June 30, 2009, the Company’s derivative instruments included nine fuel hedge agreements as follows:

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
____________________
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

The fair values of derivative instruments designated as cash flow hedges under SFAS 133 as of June 30, 2009 are as follows:

Derivatives Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges under SFAS 133	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other long-term liabilities	$3,700	Accrued liabilities(a)	$(14,243)
			Other long-term liabilities	(7,416)
Fuel hedges	Accrued liabilities(b)	327	Accrued liabilities(b)	(5,268)
	Other long-term liabilities	2,186	Other long-term liabilities	(2,394)
Total derivatives designated as cash flow hedges under SFAS 133		$6,213		$(29,321)
____________________
(a)      Represents the estimated net amount of the existing unrealized losses on interest rate swaps as of June 30, 2009 (based on the interest rate yield curve at that date), included in accumulated other comprehensive loss expected to be reclassified into pre-tax earnings within the next 12 months.  The timing of actual amounts reclassified into earnings is dependent on future movements in interest rates.
(b)      The net balance of $4,941 represents the estimated amount of the existing unrealized losses on fuel hedges as of June 30, 2009 (based on the forward DOE diesel fuel index curve at that date), included in accumulated other comprehensive loss expected to be reclassified into pre-tax earnings within the next 12 months.  The timing of actual amounts reclassified into earnings is dependent on future movements in diesel fuel prices.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

The following table summarizes the impact of the Company’s cash flow hedges on the results of operations, comprehensive income and accumulated other comprehensive loss (“AOCL”) as of and for the six month period ended June 30, 2009:

Derivatives Designated as Cash Flow Hedges under SFAS 133	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion) (a)	Statement of Income Classification	Amount of (Gain) or Loss Reclassified from AOCL into Earnings (Effective Portion) (b), (c)
Interest rate swaps	$1,001	Interest expense	$5,063
Fuel hedges	393	Cost of operations	3,107
Total	$1,394		$8,170
____________________
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

The Company measures and records ineffectiveness on the fuel hedges in Cost of operations in the Condensed Consolidated Statements of Income on a monthly basis based on the difference between the DOE index price and the actual price of diesel fuel purchased, multiplied by the notional gallons on the contracts.  There was no significant ineffectiveness recognized on the fuel hedges during the six months ended June 30, 2009.

See Note 13 for further discussion on the impact of the Company’s hedge accounting to its consolidated Comprehensive income and AOCL.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

11.	NET INCOME PER SHARE INFORMATION

The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income per common share attributable to the Company’s common stockholders for the three and six months ended June 30, 2008 and 2009:

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
Numerator:
Net income attributable to Waste Connections for basic and diluted earnings per share	$25,571	$30,438	$48,026	$52,416

Denominator:
Basic shares outstanding	66,468,457	80,066,643	66,628,927	80,015,325
Dilutive effect of stock options and warrants	1,214,259	706,018	1,202,069	713,897
Dilutive effective of restricted stock	160,129	60,689	151,403	67,209
Diluted shares outstanding	67,842,845	80,833,350	67,982,399	80,796,431

For the three months ended June 30, 2008 and 2009, stock options and warrants to purchase 177 and 40,950 shares of common stock, respectively, were excluded from the computation of diluted earnings per share as they were anti-dilutive.  For the six months ended June 30, 2008 and 2009, stock options and warrants to purchase 10,427 and 40,950 shares of common stock, respectively, were excluded from the computation of diluted earnings per share as they were anti-dilutive.

The Company’s 2026 Notes are convertible, under certain circumstances, into a maximum of 5,882,354 shares of common stock.  The 2026 Notes require (subject to certain exceptions) payment of up to the principal value in cash and net share settlement of the conversion value in excess of the principal value of the Notes upon conversion.  The 2026 Notes were not dilutive during the three or six months ended June 30, 2008 and 2009.  The conversion feature of the 2026 Notes meets all the requirements of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, to be accounted for as an equity interest and not as a derivative.  Therefore, in the event the 2026 Notes become convertible, a holder electing to convert will receive a cash payment for up to the principal amount of the debt and net shares of the Company’s common stock equal to the value of the conversion spread.  The Company will apply the provisions of FSP No. APB 14-1 to compute any gain or loss upon conversion, as discussed in Note 2.

12.	FAIR VALUE MEASUREMENTS

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

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

The Company’s assets and liabilities recorded at fair value on a recurring basis include derivative instruments and certain investments included in cash equivalent money market funds and restricted assets.  The Company’s derivative instruments are pay-fixed, receive-variable interest rate swaps and pay-fixed, receive-variable fuel hedges.  The Company’s interest rate swaps are recorded at their estimated fair values based on quotes received from financial institutions that trade these contracts.  The Company verifies the reasonableness of these quotes using similar quotes from another financial institution as of each date for which financial statements are prepared.  The Company uses a discounted cash flow (“DCF”) model to determine the estimated fair values of the fuel hedges.  The assumptions used in preparing the DCF model include:  (i) estimates for the forward DOE index curve; and (ii) the discount rate based on risk-free interest rates over the term of the agreements.  The DOE index curve used in the DCF model was obtained from financial institutions that trade these contracts.  For the Company’s interest rate swaps and fuel hedges, the Company also considers the Company’s creditworthiness in its determination of the fair value measurement of these instruments in a net liability position and the banks’ creditworthiness in its determination of the fair value measurement of these instruments in a net asset position.  The Company’s cash equivalent money market funds and restricted assets are valued at quoted market prices in active markets for identical assets, which the Company receives from the financial institutions that hold such investments on its behalf.  The Company’s restricted assets measured at fair value are invested primarily in U.S. government and agency securities.

The Company’s financial assets and liabilities measured at fair value at December 31, 2008 and June 30, 2009, were as follows:

	Fair Value Measurement at December 31, 2008 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap derivative instruments – liability position	$(27,796)	$-	$(27,796)	$-
Fuel hedge derivative instruments – liability position	$(10,812)	$-	$-	$(10,812)
Cash equivalent money market funds	$256,060	$256,060	$-	$-
Restricted assets	$21,429	$21,429	$-	$-

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

	Fair Value Measurement at June 30, 2009 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap derivative instruments – liability position	$(17,959)	$-	$(17,959)	$-
Fuel hedge derivative instruments – liability position	$(5,149)	$-	$-	$(5,149)
Restricted assets	$23,539	$23,539	$-	$-

During the six months ended June 30, 2009, there were no nonrecurring fair value measurements of assets or liabilities subsequent to initial recognition.

The following table summarizes the change in the fair value for Level 3 inputs for the six months ended June 30, 2009:

Level 3 Inputs
Balance as of December 31, 2008	$(10,812)
Realized losses included in earnings	4,996
Unrealized gains included in Accumulated Other Comprehensive Loss	667
Balance as of June 30, 2009	$(5,149)

During the six months ended June 30, 2008, there were no assets or liabilities measured at fair value using Level 3 inputs.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

13.	COMPREHENSIVE INCOME

Comprehensive income includes changes in the fair value of interest rate swaps and fuel hedges that qualify for hedge accounting.  The difference between net income and comprehensive income for the three and six month periods ended June 30, 2008 and 2009 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
Net income	$29,377	$30,682	$55,205	$52,994
Unrealized gain (loss) on interest rate swaps and fuel hedges, net of tax expense (benefit) of $4,633 and $7,978 for the three months ended June 30, 2008 and 2009, respectively, and $(765) and $5,936 for the six months ended June 30, 2008 and 2009, respectively	7,340	12,895	(1,212)	9,564
Comprehensive income	36,717	43,577	53,993	62,558
Comprehensive income attributable to noncontrolling interests	(3,806)	(244)	(7,179)	(578)
Comprehensive income attributable to Waste Connections	$32,911	$43,333	$46,814	$61,980

The components of other comprehensive income (loss) and related tax effects for the three and six month periods ended June 30, 2008 and 2009 are as follows:

	Three months ended June 30, 2008
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$1,860	$(720)	$1,140
Changes in fair value of interest rate swaps	10,113	(3,913)	6,200
	$11,973	$(4,633)	$7,340

	Three months ended June 30, 2009
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$4,127	$(1,560)	$2,567
Fuel hedge amounts reclassified into cost of operations	2,379	(899)	1,480
Changes in fair value of interest rate swaps	5,815	(2,254)	3,561
Changes in fair value of fuel hedges	8,552	(3,265)	5,287
	$20,873	$(7,978)	$12,895

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

	Six months ended June 30, 2008
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$2,648	$(1,025)	$1,623
Changes in fair value of interest rate swaps	(4,625)	1,790	(2,835)
	$(1,977)	$765	$(1,212)

	Six months ended June 30, 2009
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$8,139	$(3,076)	$5,063
Fuel hedge amounts reclassified into cost of operations	4,996	(1,889)	3,107
Changes in fair value of interest rate swaps	1,698	(697)	1,001
Changes in fair value of fuel hedges	667	(274)	393
	$15,500	$(5,936)	$9,564

A rollforward of the amounts included in Accumulated other comprehensive loss, net of taxes, is as follows:

	Interest Rate Swaps	Fuel Hedges	Accumulated Other Comprehensive Loss
Balance at December 31, 2008	$(17,233)	$(6,704)	$(23,937)
Amounts reclassified into earnings	5,063	3,107	8,170
Change in fair value	1,001	393	1,394
Balance at June 30, 2009	$(11,169)	$(3,204)	$(14,373)

See Note 10 for further discussion on the Company’s derivative instruments.

14.	SHARE REPURCHASE PROGRAM

The Company’s Board of Directors has authorized a common stock repurchase program for the repurchase of up to $500,000 of its common stock.  Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion.  The timing and amounts of any repurchases will depend on many factors, including the Company’s capital structure, the market price of the common stock and overall market conditions.  During the six months ended June 30, 2008, the Company repurchased 1,041,271 shares of its common stock under this program at a cost of $31,527.  The Company did not complete any common stock repurchases during the six months ended June 30, 2009.  As of June 30, 2009, the remaining maximum dollar value of shares available for repurchase under the program was approximately $80,217.  Subsequent to June 30, 2009 and through the date the accompanying financial statements were issued, the Company repurchased 1,307,694 shares of its common stock under this program at a cost of $33,222.  The Company’s policy related to repurchases of its common stock is to charge any excess of cost over par value entirely to additional paid-in capital.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

15.	COMMITMENTS AND CONTINGENCIES

The Company’s subsidiary, High Desert Solid Waste Facility, Inc. (formerly known as Rhino Solid Waste, Inc.) (“HDSWF”), owns undeveloped property in Chaparral, New Mexico, for which it sought a permit to operate a municipal solid waste landfill.  After a public hearing, the New Mexico Environment Department (the “Department”) approved the permit for the facility on January 30, 2002.  Colonias Development Council (“CDC”), a nonprofit organization, opposed the permit at the public hearing and appealed the Department’s decision to the courts of New Mexico, primarily on the grounds that the Department failed to consider the social impact of the landfill on the community of Chaparral, and failed to consider regional planning issues.  On July 18, 2005, in Colonias Dev. Council v. Rhino Envtl. Servs., Inc. (In re Rhino Envtl. Servs.), 2005 NMSC 24, 117 P.3d 939, the New Mexico Supreme Court remanded the matter back to the Department to conduct a limited public hearing on certain evidence that CDC claims was wrongfully excluded from consideration by the hearing officer, and to allow the Department to reconsider the evidence already proffered concerning the impact of the landfill on the surrounding community’s quality of life.  The parties have agreed to postpone the hearing until November 2009 at the earliest to allow the Company time to explore a possible relocation of the landfill.  On July 29, 2009, HDSWF purchased approximately 325 acres of undeveloped land from the State of New Mexico, and it expects to file a formal landfill permit application in 2009 with the Department in an effort to relocate the landfill to that property.  At June 30, 2009, the Company had $10,315 of capitalized expenditures related to this landfill development project.  If the Company is not ultimately issued a permit to operate the landfill, the Company will be required to expense in a future period the $10,315 of capitalized expenditures, less the recoverable value of the undeveloped property and other amounts recovered, which would likely have a material adverse effect on the Company’s results of operations for that period.

The Company opened a municipal solid waste landfill in Harper County, Kansas in January 2006, following the issuance by the Kansas Department of Health and Environment (“KDHE”) of a final permit to operate the landfill.  The landfill has operated continuously since that time.  On October 3, 2005, landfill opponents filed a suit (Board of Comm’rs of Sumner County, Kansas, Tri-County Concerned Citizens and Dalton Holland v. Roderick Bremby, Sec’y of the Kansas Dep’t of Health and Env’t, et al.) in the District Court of Shawnee County, Kansas, seeking a judicial review of KDHE’s decision to issue the permit, alleging that a site analysis prepared for the Company and submitted to the KDHE as part of the process leading to the issuance of the permit was deficient in several respects.  The action sought to stay the effectiveness of the permit and to nullify it.  On April 7, 2006, the District Court issued an order denying the plaintiffs’ request for judicial review on the grounds that they lacked standing to bring the action.  The plaintiffs appealed this decision to the Kansas Court of Appeals, and on October 12, 2007, the Court of Appeals issued an opinion reversing and remanding the District Court’s decision.  The Company appealed the decision to the Kansas Supreme Court, and on July 25, 2008, the Supreme Court affirmed the decision of the Court of Appeals and remanded the case to the District Court for further proceedings on the merits.  Plaintiffs filed a second amended petition on October 22, 2008, and the Company filed a motion to strike various allegations contained within the second amended petition.  On July 2, 2009, the District Court granted in part and denied in part the Company’s motion to strike.  The Company expects the District Court to set a new briefing schedule, and it is anticipated that the briefing will be completed during the 2009 calendar year.  While the Company believes that it will prevail in this case, the District Court could remand the matter back to KDHE for additional review of its decision or could revoke the permit.  An order of remand to KDHE would not necessarily affect the Company’s continued operation of the landfill.  Only in the event that a final adverse determination with respect to the permit is received would there likely be a material adverse effect on the Company’s reported results of operations in the future.  The Company cannot estimate the amount of any such material adverse effect.

On October 25, 2006, a purported shareholder derivative complaint captioned Travis v. Mittelstaedt, et al. was filed in the United States District Court for the Eastern District of California, naming certain of the Company’s directors and officers as defendants, and naming the Company as a nominal defendant.  On January 30, 2007, a similar purported derivative action, captioned Pierce and Banister v. Mittelstaedt, et al., was filed in the same federal court as the Travis case.  The Travis and Pierce and Banister cases were consolidated.  The consolidated complaint in the action alleged violations of various federal and California securities laws, breach of fiduciary duty, waste, and related claims in connection with the timing of certain historical stock option grants.  The consolidated complaint named as defendants certain of the Company’s current and former directors and officers, and named the Company as a nominal defendant.  On June 22, 2007, the Company and the individual defendants filed motions to dismiss the consolidated action.  On March 19, 2008, the Court granted the Company’s motion to dismiss and provided the plaintiffs leave to file an amended consolidated complaint, which the plaintiffs filed with the Court on April 8, 2008.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

On October 30, 2006, the Company was served with another purported shareholder derivative complaint, naming certain of the Company’s current and former directors and officers as defendants, and naming the Company as a nominal defendant.  The suit, captioned Nichols v. Mittelstaedt, et al. and filed in the Superior Court of California, County of Sacramento, contains allegations substantially similar to the consolidated federal action described above.  On April 3, 2007, a fourth purported derivative action, captioned Priest v. Mittelstaedt, et al., was filed in the Superior Court of California, County of Sacramento, and contains allegations substantially similar to the consolidated federal action and the Nichols suit.  The Nichols and Priest suits were consolidated and captioned In re Waste Connections, Inc. Shareholder Derivative Litigation and stayed pending the outcome of the consolidated federal action.

In July 2008, the parties reached a preliminary agreement to settle all of these derivative actions, and in August 2008 the consolidated federal action was stayed as a result of the preliminary agreement.  In March 2009, the parties executed and filed with the court a stipulation of settlement.  Under the terms of the stipulation of settlement, the Company agreed to reaffirm and/or implement certain corporate governance measures and the Company’s insurance carrier agreed to pay not more than $3,000 to plaintiffs’ counsel to cover plaintiffs’ counsel’s fees and costs, subject to court approval.  The defendants expressly denied any wrongdoing and received a complete release of all claims.  With respect to the Travis and Pierce and Banister cases, final court approval for the settlement was obtained and the court dismissed the cases with prejudice in July 2009.  The appeals period expires in August 2009.  With respect to the In re Waste Connections, Inc. Shareholder Derivative Litigation case, pursuant to the stipulation of settlement, the parties filed a joint stipulation of dismissal, which the court approved in July 2009, dismissing the case with prejudice.

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

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

One of the Company’s subsidiaries, El Paso Disposal, LP (“EPD”), is a party to administrative proceedings before the National Labor Relations Board (“NLRB”).  In these proceedings, the union has alleged various unfair labor practices relating to the failure to reach agreement on first contracts and the resultant strike by, and the replacement of and a failure to recall, previous employees.  On April 29, 2009, following a hearing, an administrative law judge issued a recommended Decision and Order finding violations of the National Labor Relations Act by EPD and recommended to the NLRB that EPD take remedial actions, including such things as reinstating certain employees and their previous terms and conditions of employment, refraining from certain conduct, returning to the bargaining table and providing a “make whole” remedy.  EPD filed exceptions to the administrative law judge’s recommendations on June 30, 2009.  Thereafter, the parties exchanged answer and response briefs, and the matter is currently on appeal to the NLRB.  On July 27, 2009, the NLRB’s regional office in Phoenix, Arizona filed a petition in federal court seeking an injunction to reinstate the previous employees and order the parties to return to bargaining while the appeal is pending.  Following the hearing on the injunction, which is scheduled for August 19, 2009, the NLRB will decide the remaining issues.  EPD intends to continue to defend these proceedings vigorously.  At this point, the Company is unable to determine the likelihood of any outcome in this matter, nor is it able to estimate the amount or range of loss or the impact on the Company or its financial condition in the event of an unfavorable outcome.

The Company and Potrero Hills Landfill, Inc. (“PHLF”), which the Company recently purchased from Republic Services, Inc., were named as real parties in interest in an amended complaint captioned Sustainability, Parks, Recycling and Wildlife Legal Defense Fund v. County of Solano, Board of Supervisors for the County of Solano, which was filed in the Superior Court of California, County of Solano, on July 9, 2009 (the original complaint was filed on June 12, 2009).  This lawsuit seeks to compel the County of Solano to comply with Measure E, a ballot initiative and County ordinance passed in 1984 that the County has not enforced against PHLF for 25 years.  The lawsuit also seeks to overturn Solano County’s approval of the use permit for the expansion of the Potrero Hills Landfill and the related Environmental Impact Report (“EIR”), arguing that both violate Measure E and that the EIR violates the California Environmental Quality Act (“CEQA”).  A similar action, captioned Northern California Recycling Association v. County of Solano, was filed in the same court on June 10, 2009, although it does not name the Company or any of its subsidiaries as parties and does not contain any CEQA claims.  These complaints follow a previous lawsuit concerning Measure E that Northern California Recycling Association (“NCRA”) filed against PHLF in the same court on July 22, 2008 prior to the Company’s acquisition of PHLF, but which NCRA later dismissed.  Individual members of Sustainability, Parks, Recycling and Wildlife Legal Defense Fund are also plaintiffs in the pending lawsuit filed in the same court on October 13, 2005, captioned Protect the Marsh, et al. v. County of Solano, et al., challenging the EIR that Solano County certified in connection with its approval of the expansion of the Potrero Hills Landfill on September 13, 2005.  The CEQA litigation is ongoing, and a motion to discharge the Superior Court’s writ of mandate directing the County to vacate and set aside its certification of the EIR is scheduled to be heard in August 2009.  Measure E directs in part that the County of Solano shall not allow for the importation into the County of any solid waste which originated or was collected outside the County in excess of 95,000 tons per year.  PHLF disposes of approximately 900,000 tons of solid waste annually, approximately 600,000 tons of which originate from sources outside of Solano County.  The Company and PHLF intend to challenge these proceedings vigorously on Constitutional and other grounds.  At this point, the Company is unable to determine the likelihood of any outcome in this matter, nor is it able to estimate the amount or range of loss or the impact on the Company or its financial condition in the event of an unfavorable outcome.

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

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business.  Except as noted in the legal cases described above, as of June 30, 2009, there is no current proceeding or litigation involving the Company that the Company believes will have a material adverse impact on its business, financial condition, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q are forward-looking in nature, including statements related to our ability to provide adequate cash to fund our operating activities, our ability to draw on our credit facility, the impact of global economic conditions on our business and results of operations, the effects of seasonality on our business and results of operations, and our expectations with respect to the purchase of fuel and fuel prices.  These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates,” or the negative thereof or comparable terminology, or by discussions of strategy.

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

We are an integrated solid waste services company that provides solid waste collection, transfer, disposal and recycling services in mostly secondary markets in the Western and Southern U.S.  We also provide intermodal services for the rail haul movement of cargo and solid waste containers in the Pacific Northwest through a network of six intermodal facilities.  We seek to avoid highly competitive, large urban markets and instead target markets where we can provide either solid waste services under exclusive arrangements, or markets where we can be integrated and attain high market share.  In markets where waste collection services are provided under exclusive arrangements, or where waste disposal is municipally funded or available at multiple municipal sources, we believe that controlling the waste stream by providing collection services under exclusive arrangements is often more important to our growth and profitability than owning or operating landfills.  As of June 30, 2009, we served approximately two million residential, commercial and industrial customers from a network of operations in 26 states:  Alabama, Arizona, California, Colorado, Idaho, Illinois, Iowa, Kansas, Kentucky, Michigan, Minnesota, Mississippi, Montana, Nebraska, Nevada, New Mexico, North Carolina, Oklahoma, Oregon, South Carolina, South Dakota, Tennessee, Texas, Utah, Washington and Wyoming.  As of that date, we owned or operated a network of 138 solid waste collection operations, 55 transfer stations, 6 intermodal facilities, 36 recycling operations, 42 municipal solid waste landfills and two construction and demolition landfills.

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

GENERAL

Our revenues are derived from one industry segment, which includes the collection, transfer, recycling and disposal of non-hazardous solid waste.  No single contract or customer accounted for more than 10% of our total revenues at the consolidated or reportable segment level during the periods presented.  The table below shows for the periods indicated our total reported revenues attributable to services provided (dollars in thousands).

	Three months ended June 30,				Six months ended June 30,
	2008		2009		2008		2009
Collection	$196,047	65.1%	$226,512	65.2%	$382,208	65.5%	$436,295	67.4%
Disposal and transfer	79,913	26.5	105,316	30.3	152,070	26.1	181,583	28.0
Recycling and other	25,327	8.4	15,783	4.5	49,287	8.4	29,705	4.6
	301,287	100.0%	347,611	100.0%	583,565	100.0%	647,583	100.0%
Less: intercompany elimination	(34,254)		(44,781)		(66,232)		(82,077)
Total revenue	$267,033		$302,830		$517,333		$565,506

Our Chief Operating Decision Maker evaluates performance and determines resource allocations based on several factors, of which the primary financial measure is operating income (loss) before depreciation, amortization and gain (loss) on disposal of assets.  Operating income (loss) before depreciation, amortization and gain (loss) on disposal of assets is not a measure of operating income, operating performance or liquidity under GAAP and may not be comparable to similarly titled measures reported by other companies.  Our management uses operating income (loss) before depreciation, amortization and gain (loss) on disposal of assets in the evaluation of segment operating performance as it is a profit measure that is generally within the control of the operating segments.

We manage our operations through three geographic operating segments (Western, Central and Southern), which, commencing in 2009, are also our reportable segments.  Prior to 2009, we aggregated our multiple operating segments into one reportable segment.  Each segment is responsible for managing several vertically integrated operations, which are comprised of districts.

The segment information presented herein reflects the realignment of our organizational structure in the second quarter of 2008, which reduced the number of our geographic operating segments from four to three.

Summarized financial information concerning our reportable segments for the three and six month periods ended June 30, 2008 and 2009 is shown in the following tables (in thousands):

Three Months Ended June 30, 2008	Net Revenue(a)	Operating Income (Loss) Before Depreciation, Amortization and Gain (Loss) on Disposal of Assets
Western	$127,358	$38,205
Central	78,562	24,100
Southern	61,113	18,367
Corporate	-	(566)
	$267,033	$80,106

Three Months Ended June 30, 2009	Net Revenue(a)	Operating Income (Loss) Before Depreciation, Amortization and Gain (Loss) on Disposal of Assets
Western	$153,096	$46,218
Central	75,240	25,935
Southern	74,494	24,090
Corporate	-	(5,242)
	$302,830	$91,001

Six Months Ended June 30, 2008	Net Revenue(a)	Operating Income (Loss) Before Depreciation, Amortization and Gain (Loss) on Disposal of Assets
Western	$248,837	$74,915
Central	148,547	44,793
Southern	119,949	36,751
Corporate	-	(2,275)
	$517,333	$154,184

Six Months Ended June 30, 2009	Net Revenue(a)	Operating Income (Loss) Before Depreciation, Amortization and Gain (Loss) on Disposal of Assets
Western	$291,317	$85,509
Central	142,782	47,338
Southern	131,407	43,266
Corporate	-	(9,656)
	$565,506	$166,457
____________________
(a)	Revenues are presented net of intercompany eliminations.

A reconciliation of Operating income (loss) before depreciation, amortization and gain (loss) on disposal of assets to Income before income taxes is included in Note 9 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Significant changes in revenue and operating income (loss) before depreciation, amortization and gain (loss) on disposal of assets for our reportable segments for the three and six month periods ended June 30, 2009, compared to the three and six month periods ended June 30, 2008, are discussed below:

Segment Revenue

Revenue in our Western segment increased $25.7 million, or 20.2%, to $153.1 million for the three months ended June 30, 2009, from $127.4 million for the three months ended June 30, 2008, and increased $42.5 million, or 17.1%, to $291.3 million for the six months ended June 30, 2009, from $248.8 million for the six months ended June 30, 2008.  For the three months ended June 30, 2009, the components of the revenue increase consisted of revenue acquired from acquisitions closed during, or subsequent to, the three months ended June 30, 2008 of $36.6 million and net price increases of $3.8 million, partially offset by volume decreases of $5.9 million, recyclable commodity sales decreases of $5.0 million and other revenue decreases of $3.8 million.  For the six months ended June 30, 2009, the components of the revenue increase consisted of revenue acquired from acquisitions closed during, or subsequent to, the six months ended June 30, 2008 of $61.6 million and net price increases of $8.2 million, partially offset by volume decreases of $9.1 million, recyclable commodity sales decreases of $10.9 million and other revenue decreases of $7.3 million.

Revenue in our Central segment decreased $3.3 million, or 4.2%, to $75.2 million for the three months ended June 30, 2009, from $78.5 million for the three months ended June 30, 2008, and decreased $5.8 million, or 3.9%, to $142.8 million for the six months ended June 30, 2009, from $148.6 million for the six months ended June 30, 2008.  For the three months ended June 30, 2009, the components of the revenue decrease consisted of volume decreases of $8.3 million and recyclable commodity sales decreases of $1.1 million, partially offset by revenue acquired from acquisitions closed during, or subsequent to, the three months ended June 30, 2008 of $4.0 million and net price increases of $2.1 million.  For the six months ended June 30, 2009, the components of the revenue decrease consisted of volume decreases of $14.8 million and recyclable commodity sales decreases of $2.3 million, partially offset by revenue acquired from acquisitions closed during, or subsequent to, the six months ended June 30, 2008 of $5.3 million and net price increases of $6.0 million.

Revenue in our Southern segment increased $13.4 million, or 21.9%, to $74.5 million for the three months ended June 30, 2009, from $61.1 million for the three months ended June 30, 2008, and increased $11.5 million, or 9.6%, to $131.4 million for the six months ended June 30, 2009, from $119.9 million for the six months ended June 30, 2008.  For the three months ended June 30, 2009, the components of the revenue increase consisted of revenue acquired from acquisitions closed during, or subsequent to, the three months ended June 30, 2008 of $17.2 million and net price increases of $1.2 million, partially offset by volume decreases of $4.7 million and recyclable commodity sales decreases of $0.3 million.  For the six months ended June 30, 2009, the components of the revenue increase consisted of revenue acquired from acquisitions closed during, or subsequent to, the six months ended June 30, 2008 of $17.2 million, net price increases of $3.2 million, and other revenue increases of $0.9 million, partially offset by volume decreases of $9.2 million and recyclable commodity sales decreases of $0.6 million.

Segment Operating Income (Loss) before Depreciation, Amortization and Gain (Loss) on Disposal of Assets

Operating income (loss) before depreciation, amortization and gain (loss) on disposal of assets in our Western segment increased $8.0 million, or 21.0%, to $46.2 million for the three months ended June 30, 2009, from $38.2 million for the three months ended June 30, 2008, and increased $10.6 million, or 14.1%, to $85.5 million for the six months ended June 30, 2009, from $74.9 million for the six months ended June 30, 2008.  The increases were primarily due to income generated from acquisitions closed during, or subsequent to, the three and six months ended June 30, 2008, and the following changes at operations owned in the comparable periods in 2008 and 2009: decreased labor expenses; decreased fuel expense; decreased disposal and third party trucking and transportation expenses; and decreased expenses associated with the cost of purchasing recyclable commodities; partially offset by decreased revenues at operations owned in the comparable periods and increased legal expenses.

Operating income (loss) before depreciation, amortization and gain (loss) on disposal of assets in our Central segment increased $1.8 million, or 7.6%, to $25.9 million for the three months ended June 30, 2009, from $24.1 million for the three months ended June 30, 2008, and increased $2.5 million, or 5.7%, to $47.3 million for the six months ended June 30, 2009, from $44.8 million for the six months ended June 30, 2008.  The increases were primarily due to income generated from acquisitions closed during, or subsequent to, the three and six months ended June 30, 2008, and the following changes at operations owned in the comparable periods in 2008 and 2009:  decreased labor expenses; decreased fuel expense; decreased disposal and decreased third party trucking and transportation expenses; partially offset by decreased revenues.

Operating income (loss) before depreciation, amortization and gain (loss) on disposal of assets in our Southern segment increased $5.7 million, or 31.2%, to $24.1 million for the three months ended June 30, 2009, from $18.4 million for the three months ended June 30, 2008, and increased $6.5 million, or 17.7%, to $43.3 million for the six months ended June 30, 2009, from $36.8 million for the six months ended June 30, 2008.  The increases were primarily due to income generated from acquisitions closed during, or subsequent to, the three and six months ended June 30, 2008, and the following changes at operations owned in the comparable periods in 2008 and 2009:  decreased labor expenses; decreased fuel expense; decreased disposal and decreased third party trucking and transportation expenses; partially offset by decreased revenues and increased bad debt expense.

Operating income (loss) before depreciation, amortization and gain (loss) on disposal of assets at Corporate decreased $4.7 million, or 826.1%, during the three months ended June 30, 2009 and decreased $7.4 million, or 324.4%, during the six months ended June 30, 2009.  The net operating losses for the three and six month periods ended June 30, 2009 were due primarily to charges recorded to establish or increase our liability for remaining rental expenses, net of estimated sublease rentals, at our prior corporate office facilities, direct acquisition costs that were charged to expense as required by our adoption of SFAS 141(R), effective January 1, 2009, and increased cash and stock-based incentive compensation expenses.  The majority of our recurring expenses are allocated to our three geographic operating segments.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2009

The following table sets forth items in our condensed consolidated statements of income as a percentage of revenues for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of operations	59.9	58.0	59.7	58.4
Selling, general and administrative	10.1	11.9	10.5	12.2
Depreciation	8.5	9.9	8.6	9.7
Amortization of intangibles	0.5	1.1	0.5	1.0
Loss (gain) on disposal of assets	0.2	(0.5)	0.1	(0.2)
Operating income	20.8	19.6	20.6	18.9

Interest expense	(3.8)	(4.1)	(4.0)	(4.3)
Interest income	0.1	-	0.1	0.2
Other income	0.1	0.1	-	-
Income tax provision	(6.2)	(5.5)	(6.0)	(5.4)
Net income attributable to noncontrolling interests	(1.4)	(0.1)	(1.4)	(0.1)
Net income attributable to Waste Connections	9.6%	10.0%	9.3%	9.3%

Revenues.  Total revenues increased $35.8 million, or 13.4%, to $302.8 million for the three months ended June 30, 2009, from $267.0 million for the three months ended June 30, 2008.

Acquisitions closed during, or subsequent to, the three months ended June 30, 2008, increased revenues by approximately $57.7 million.

During the three months ended June 30, 2009, the net increase in prices charged to our customers was $7.2 million, consisting of $13.5 million of core price increases, partially offset by a $6.3 million reduction in surcharges primarily related to declining fuel costs.

Volume decreases in our existing business during the three months ended June 30, 2009, reduced revenues by approximately $18.8 million.  The net decrease in volume was primarily attributable to declines in roll off activity and landfill and transfer station volumes for operations owned in the comparable periods as a result of the economic recession currently affecting the United States.

Lower recyclable commodity prices during the three months ended June 30, 2009, decreased revenues by $6.5 million.  Price declines were primarily a result of decreased overseas demand for recyclable commodities.

Other revenues decreased by $3.8 million during the three months ended June 30, 2009.

Total revenues increased $48.2 million, or 9.3%, to $565.5 million for the six months ended June 30, 2009, from $517.3 million for the six months ended June 30, 2008.

Acquisitions closed during, or subsequent to, the six months ended June 30, 2008, increased revenues by approximately $84.1 million.

During the six months ended June 30, 2009, the net increase in prices charged to our customers was $17.4 million, consisting of $27.8 million of core price increases, partially offset by a $10.4 million reduction in surcharges primarily related to declining fuel costs.

Volume decreases in our existing business during the six months ended June 30, 2009, reduced revenues by approximately $33.1 million.  The net decrease in volume was primarily attributable to declines in roll off activity and landfill and transfer station volumes for operations owned in the comparable periods as a result of the economic recession currently affecting the United States.

Lower recyclable commodity prices during the six months ended June 30, 2009, decreased revenues by $13.9 million.  Price declines were primarily a result of decreased overseas demand for recyclable commodities.

Other revenues decreased by $6.3 million during the six months ended June 30, 2009.

Cost of Operations.  Total cost of operations increased $15.8 million, or 9.9%, to $175.7 million for the three months ended June 30, 2009, from $159.9 million for the three months ended June 30, 2008.  The increase was primarily attributable to operating costs associated with acquisitions closed during, or subsequent to, the three months ended June 30, 2008, as well as increased auto and workers’ compensation insurance expense under our high deductible insurance program due to an increase in the expected development of prior period claims based on changes in estimates of actuarially projected losses on open claims determined by our third party administrators’ review and a third party actuarial review of our estimated insurance liability, partially offset by decreased labor expenses due to headcount reductions at our operations owned in the comparable periods, decreased diesel fuel expense resulting from lower volumes consumed and lower prices, decreased disposal and third party trucking and transportation expenses due to decreased volumes, decreased employee medical benefit expenses resulting from reduced medical claim severity and decreased expenses associated with the cost of purchasing recyclable commodities due to recyclable commodity pricing declines.

Cost of operations as a percentage of revenues decreased 1.9 percentage points to 58.0% for the three months ended June 30, 2009, from 59.9% for the three months ended June 30, 2008.  The decrease as a percentage of revenues was primarily attributable to decreased third party trucking and transportation expenses, decreased fuel prices, and decreases in the cost of recyclable commodities, partially offset by increased insurance expenses.

Total cost of operations increased $21.4 million, or 6.9%, to $330.4 million for the six months ended June 30, 2009, from $309.0 million for the six months ended June 30, 2008.  The increase was attributable to operating costs associated with acquisitions closed during, or subsequent to, the six months ended June 30, 2008, partially offset by decreased labor expenses due to headcount reductions at our operations owned in the comparable periods, decreased diesel fuel expense resulting from lower volumes consumed and lower prices, decreased disposal and third party trucking and transportation expenses due to decreased volumes, decreased major vehicle and equipment repairs and decreased expenses associated with the cost of purchasing recyclable commodities due to recyclable commodity pricing declines.

Cost of operations as a percentage of revenues decreased 1.3 percentage points to 58.4% for the six months ended June 30, 2009, from 59.7% for the six months ended June 30, 2008.  The decrease as a percentage of revenues was primarily attributable to decreased third party trucking and transportation expenses, decreased fuel prices and decreases in the cost of recyclable commodities.

SG&A.  SG&A expenses increased $9.0 million, or 33.5%, to $36.1 million for the three months ended June 30, 2009, from $27.1 million for the three months ended June 30, 2008.  SG&A expenses increased $14.5 million, or 26.8%, to $68.7 million for the six months ended June 30, 2009, from $54.2 million for the six months ended June 30, 2008.  The increases in SG&A expenses were primarily the result of additional personnel from acquisitions closed during, or subsequent to, the three and six months ended June 30, 2008, as well as increased cash and stock-based incentive compensation expense, increased legal expenses, recording a charge to increase our liability for remaining rental expenses, net of estimated sublease rentals, at our prior corporate office facilities, and charging direct acquisition costs to SG&A expense as required by our adoption of SFAS 141(R), effective January 1, 2009.

SG&A expenses as a percentage of revenues increased 1.8 percentage points to 11.9% for the three months ended June 30, 2009, from 10.1% for the three months ended June 30, 2008.  SG&A expenses as a percentage of revenues increased 1.7 percentage points to 12.2% for the six months ended June 30, 2009, from 10.5% for the six months ended June 30, 2008.  The increases as a percentage of revenues were primarily attributable to declines in revenues from operations owned in the comparable periods, increased cash and equity-based incentive compensation expenses, increased legal expenses, the aforementioned expense charge for our former corporate office facilities and the aforementioned charge for direct acquisition costs.

Depreciation.  Depreciation expense increased $7.5 million, or 32.7%, to $30.1 million for the three months ended June 30, 2009, from $22.6 million for the three months ended June 30, 2008. Depreciation expense increased $10.4 million, or 23.4%, to $54.9 million for the six months ended June 30, 2009, from $44.5 million for the six months ended June 30, 2008.  The increases were primarily attributable to depreciation and depletion associated with acquisitions closed during, or subsequent to, the three and six months ended June 30, 2008, and additions to our fleet and equipment purchased to support our existing operations, partially offset by reduced depletion expense at landfills owned during the three and six month periods ended June 30, 2008 and 2009 due to lower landfill volumes.

Depreciation expense as a percentage of revenues increased 1.4 percentage points to 9.9% for the three months ended June 30, 2009, from 8.5% for the three months ended June 30, 2008.  Depreciation expense as a percentage of revenues increased 1.1 percentage points to 9.7% for the six months ended June 30, 2009, from 8.6% for the six months ended June 30, 2008.  The increases in depreciation expense as a percentage of revenues were due to the impact of declines in revenues from operations owned in the comparable periods, coupled with the aforementioned increased depreciation expense at existing and acquired operations and increased depletion expense at acquired operations.

Amortization of Intangibles.  Amortization of intangibles expense increased $1.8 million, or 125.9%, to $3.2 million for the three months ended June 30, 2009, from $1.4 million for the three months ended June 30, 2008.  Amortization of intangibles expense increased $2.9 million, or 101.9%, to $5.7 million for the six months ended June 30, 2009, from $2.8 million for the six months ended June 30, 2008.

Amortization of intangibles expense as a percentage of revenues increased 0.6 percentage points to 1.1% for the three months ended June 30, 2009, from 0.5% for the three months ended June 30, 2008.  Amortization of intangibles expense as a percentage of revenues increased 0.5 percentage points to 1.0% for the six months ended June 30, 2009, from 0.5% for the six months ended June 30, 2008.  These increases were primarily attributable to amortization on contracts and customer lists acquired during, or subsequent to, the three and six months ended June 30, 2008.

Operating Income.  Operating income increased $3.8 million, or 6.9%, to $59.4 million for the three months ended June 30, 2009, from $55.6 million for the three months ended June 30, 2008.  Operating income increased $0.7 million, or 0.6%, to $107.1 million for the six months ended June 30, 2009, from $106.4 million for the six months ended June 30, 2008.  The increases were primarily attributable to increased revenues and increased gains on the disposal of assets, partially offset by increased operating costs, increased SG&A expense, increased depreciation expense and amortization of intangibles expense.

Operating income as a percentage of revenues decreased 1.2 percentage points to 19.6% for the three months ended June 30, 2009, from 20.8% for the three months ended June 30, 2008.  The decrease as a percentage of revenues was due to the previously described 1.8 percentage point increase in SG&A expense, and the combined 2.0 percentage point increase in depreciation expense and amortization of intangibles expense, partially offset by a 1.9 percentage point decrease in cost of operations and a 0.7 percentage point change resulting from the recognition of a gain on the disposal of assets during the three months ended June 30, 2009.

Operating income as a percentage of revenues decreased 1.7 percentage points to 18.9% for the six months ended June 30, 2009, from 20.6% for the six months ended June 30, 2008. The decrease as a percentage of revenues was due to the previously described 1.7 percentage point increase in SG&A expense, combined 1.6 percentage point increase in depreciation expense and amortization of intangibles expense, partially offset by a 1.3 percentage point decrease in cost of operations and a 0.3 percentage point change resulting from the recognition of a gain on the disposal of assets during the six months ended June 30, 2009.

Interest Expense.  Interest expense increased $2.2 million, or 21.5%, to $12.3 million for the three months ended June 30, 2009, from $10.1 million for the three months ended June 30, 2008.  Interest expense increased $3.9 million, or 18.4%, to $24.6 million for the six months ended June 30, 2009, from $20.7 million for the six months ended June 30, 2008.  The increases were primarily attributable to increased average debt balances, partially offset by reduced average borrowing rates on the portion of our credit facility borrowings not fixed under interest rate swap agreements.

Interest Income.  Interest income increased $0.7 million to $1.1 million for the six months ended June 30, 2009, from $0.4 million for the six months ended June 30, 2008.  The increase was attributable to higher average cash balances.  We maintained higher cash balances, primarily between January 2009 and April 2009, in order to fund acquisitions that closed during the quarterly period ended June 30, 2009.

Income Tax Provision.  Income taxes increased $0.1 million, or 0.9%, to $16.7 million for the three months ended June 30, 2009, from $16.6 million for the three months ended June 30, 2008.  Income taxes decreased $0.3 million, or 1.0%, to $30.8 million for the six months ended June 30, 2009, from $31.1 million for the six months ended June 30, 2008.

Our effective tax rates for the three months ended June 30, 2008 and 2009, were 36.1% and 35.3%, respectively.  Our effective tax rates for the six months ended June 30, 2008 and 2009, were 36.1% and 36.8%, respectively.  As a result of our adoption of SFAS 160 (effective January 1, 2009, as discussed in Note 2 to our Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q), the measurement of our effective tax rate has changed from previous years.  The adoption of SFAS 160 resulted in an increase in our Income before income taxes due to the inclusion of Net income attributable to noncontrolling interests in this measure.  Net income attributable to noncontrolling interests, or what was previously referred to as “Minority Interests” expense, was historically shown as an expense in arriving at Income before income taxes.  Under SFAS 160, amounts reported as Net income attributable to noncontrolling interests are now reported net of any applicable taxes.  Our 2008 effective tax rate has been remeasured and reported in a manner consistent with the current measurement approach.  The decrease in our effective tax rate during the three months ended June 30, 2009 was due to changes to the geographical apportionment of our state income taxes resulting from acquisitions closed in the current quarter and from current year changes to the state apportionment formulas used in certain states.

Net Income Attributable to Noncontrolling Interests.  Net income attributable to noncontrolling interests decreased $3.6 million, or 93.6%, to $0.2 million for the three months ended June 30, 2009, from $3.8 million for the three months ended June 30, 2008.  Net income attributable to noncontrolling interests decreased $6.6 million, or 91.9%, to $0.6 million for the six months ended June 30, 2009, from $7.2 million for the six months ended June 30, 2008.  The decreases were primarily due to our acquisition in November 2008 of the remaining 49% interest in Pierce County Recycling, Composting and Disposal, LLC and Pierce County Landfill Management, Inc. (“PCRCD”).  During the three and six months ended June 30, 2008, net income attributable to PCRCD was $3.6 million and $6.8 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain cash flow information for the six months ended June 30, 2008 and 2009 (in thousands):

	June 30,
	2008	2009
Net cash provided by operating activities	$129,927	$151,048
Net cash used in investing activities	(81,182)	(437,429)
Net cash (used in) provided by financing activities	(48,398)	38,116
Net increase (decrease) in cash and equivalents	347	(248,265)
Cash and equivalents at beginning of period	10,298	265,264
Cash and equivalents at end of period	$10,645	$16,999

Operating Activities Cash Flows

For the six months ended June 30, 2009, net cash provided by operating activities was $151.0 million.  For the six months ended June 30, 2008, net cash provided by operating activities was $129.9 million.  The $21.1 million net increase in cash provided by operating activities was attributable to a $2.2 million decrease in net income, offset by a $23.3 million increase in the components of the reconciliation of net income to net cash provided by operating activities. The primary changes comprising the $23.3 million increase in the components of the reconciliation of net income to net cash provided by operating activities consist of the following:

1)	An increase in depreciation and amortization expense of $13.3 million; and

2)
An increase in deferred taxes of $9.9 million primarily due to receiving written approval during 2009 from the Internal Revenue Service regarding our calculation of landfill depreciation for tax purposes.

As of June 30, 2009, we had a working capital deficit of $29.2 million, including cash and equivalents of $17.0 million.  Our working capital decreased $242.9 million from a working capital surplus of $213.7 million at December 31, 2008.  To date, we have experienced no loss or lack of access to our cash or cash equivalents; however, we can provide no assurances that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.  Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements to reduce our indebtedness under our credit facility and to minimize our cash balances.  Our decreased cash and working capital positions at June 30, 2009, were primarily due to funding the acquisition of certain operations from Republic Services, Inc.

Investing Activities Cash Flows

Net cash used in investing activities increased $356.2 million to $437.4 million for the six months ended June 30, 2009, from $81.2 million for the six months ended June 30, 2008.  The significant components of the increase include the following:

1)	An increase in payments for acquisitions of $353.7 million;

2)	An increase in capital expenditures for property and equipment of $4.4 million, due primarily to a land and building purchase at one of our California locations; less,

3)	An increase in cash proceeds from the disposal of assets of $2.8 million, due primarily to the disposal of our operations in Lubbock, TX.

Financing Activities Cash Flows

Net cash flows from financing activities increased $86.5 million to a net cash provided by financing activities total of $38.1 million for the six months ended June 30, 2009, from a net cash used in financing activities total of $48.4 million for the six months ended June 30, 2008.  The significant components of the increase include the following:

1)
A decrease in payments to repurchase our common stock of $31.5 million, due to our decision not to repurchase our common stock during the period of April 1, 2008 to June 30, 2009, as we elected to use our available capital to fund acquisition opportunities;

2)	An increase in net long-term borrowings of $54.8 million, with the net proceeds primarily used to fund acquisition opportunities;

3)	An increase in our book overdraft of $1.9 million resulting from fluctuations in our outstanding cash balances at banks for which outstanding check balances can be offset;

4)	A decrease in the amounts distributed to non-controlling interests of $6.0 million due to the aforementioned purchase of the remaining 49% interest in PCRCD; less,

5)	A decrease in proceeds from option and warrant exercises of $5.8 million due to a decrease in the number of options and warrants exercised in 2009; less,

6)
A decrease in the excess tax benefit associated with equity-based compensation of $1.8 million, due to the aforementioned decrease in options and warrants exercised in 2009, which resulted in decreased taxable income, recognized by employees, that is tax deductible by us.

Our business is capital intensive.  Our capital requirements include acquisitions and fixed asset purchases.  We will also make capital expenditures for landfill cell construction, landfill development, landfill closure activities and intermodal facility construction in the future.

We made $52.7 million in capital expenditures during the six months ended June 30, 2009.  We expect to make capital expenditures of approximately $125 million in 2009 in connection with our existing business.  We intend to fund our planned 2009 capital expenditures principally through internally generated funds.  In addition, we may make substantial additional capital expenditures in acquiring solid waste collection and disposal businesses.  If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity.  We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities.  We believe that our cash and equivalents, credit facility and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future.  However, disruptions in the capital and credit markets, as were experienced during 2008, could adversely affect our ability to draw on our credit facility.  Our access to funds under the credit facility is dependent on the ability of the banks that are parties to the facility to meet their funding commitments.  Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.

As of June 30, 2009, we had $439.0 million outstanding under our credit facility, exclusive of outstanding stand-by letters of credit of $90.0 million.  As of June 30, 2009, we were in compliance with all applicable covenants in our credit facility.

As of June 30, 2009, we had the following contractual obligations (in thousands):

	Payments Due by Period
Recorded Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years
Long-term debt	$872,450	$3,634	$204,106	$442,599	$222,111
Cash interest payments	$153,206	$41,668	$61,431	$26,473	$23,634
____________________
Long-term debt payments include:

1)
$439.0 million in principal payments due 2012 related to our credit facility.  Our credit facility bears interest, at our option, at either the base rate plus the applicable base rate margin (approximately 3.25% at June 30, 2009) on base rate loans, or the Eurodollar rate plus the applicable Eurodollar margin (approximately 0.94% at June 30, 2009) on Eurodollar loans.  As of June 30, 2009, our credit facility allowed us to borrow up to $845 million.

2)
$200.0 million in principal payments due 2026 related to our 2026 Notes.  Holders of the 2026 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2026 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the indenture, or, for the first time, on April 1, 2011.  Therefore, we have assumed the 2026 Notes will be redeemed in 2011 in the above table.  The 2026 Notes bear interest at a rate of 3.75%.

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

4)
$53.4 million in principal payments related to our tax-exempt bonds, of which $10.3 million bears interest at fixed rates (between 7.0% and 7.25%) and $43.1 million bears interest at variable rates (between 0.45% and 0.53%) at June 30, 2009.  The tax-exempt bonds have maturity dates ranging from 2012 to 2033.

5)
$3.9 million in principal payments related to our notes payable to sellers.  Our notes payable to sellers bear interest at rates between 6.05% and 10.35% at June 30, 2009, and have maturity dates ranging from 2010 to 2036.

6)
$1.1 million in principal payments related to our notes payable to third parties.  Our notes payable to third parties bear interest at rates between 9.0% and 10.9% at June 30, 2009, and have maturity dates ranging from 2010 to 2019.

The following assumptions were made in calculating cash interest payments:

1)
We calculated cash interest payments on the credit facility using the Eurodollar rate plus the applicable Eurodollar margin at June 30, 2009.  We assumed the credit facility is paid off when the credit facility matures in 2012.

2)	We calculated cash interest payments on our interest rate swaps using the stated interest rate in the swap agreement less the Eurodollar rate through the term of the swaps.

3)	We calculated cash interest payments on the tax-exempt bonds using the interest rate at June 30, 2009.

The total liability for uncertain tax positions under FASB Interpretation No. 48 at June 30, 2009 is approximately $2 million.  We are not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, we do not expect a significant payment related to this liability within the next year.

	Amount of Commitment Expiration Per Period
	(amounts in thousands)
Unrecorded Obligations(1)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years
Operating leases	$72,239	$8,474	$15,284	$12,709	$35,772
Unconditional purchase obligations	14,828	14,828	-	-	-
	$87,067	$23,302	$15,284	$12,709	$35,772
____________________
(1)
We are party to operating lease agreements and unconditional purchase obligations.  These lease agreements and purchase obligations are established in the ordinary course of our business and are designed to provide us with access to facilities and products at competitive, market-driven prices.  At June 30, 2009, our unconditional purchase obligations consist of multiple fixed-price fuel purchase contracts under which we have 5.6 million gallons remaining to be purchased for a total of $14.8 million, plus taxes and transportation costs upon delivery.  The current fuel purchase contracts expire on or before May 31, 2010.

We have obtained financial surety bonds, primarily to support our financial assurance needs and landfill operations.  We provided customers and various regulatory authorities with surety bonds in the aggregate amounts of approximately $161.8 million and $265.7 million at December 31, 2008 and June 30, 2009, respectively.  These arrangements have not materially affected our financial position, results of operations or liquidity during the six months ended June 30, 2009, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

From time to time, we evaluate our existing operations and their strategic importance to us.  If we determine that a given operating unit does not have future strategic importance, we may sell or otherwise dispose of those operations.  Although we believe our reporting units would not be impaired by such dispositions, we could incur losses on them.

The disposal tonnage that we received in the six months ended June 30, 2008 and 2009, at all of our landfills during the respective period, is shown below (tons in thousands):

	Six months ended June 30,
	2008		2009
	Number of Sites	Total Tons	Number of Sites	Total Tons
Owned landfills and landfills operated under life-of-site agreements	29	4,176	37	4,904
Operated landfills	7	458	7	426
	36	4,634	44	5,330

FREE CASH FLOW

We are providing free cash flow, a non-GAAP financial measure, because it is widely used by investors as a valuation and liquidity measure in the solid waste industry.  This measure should be used in conjunction with GAAP financial measures.  Management uses free cash flow as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations.  We define free cash flow as net cash provided by operating activities plus proceeds from disposal of assets and excess tax benefit associated with equity-based compensation, plus or minus change in book overdraft, less capital expenditures for property and equipment and distributions to noncontrolling interests.  Other companies may calculate free cash flow differently.  Our free cash flow for the six months ended June 30, 2008 and 2009, is calculated as follows (amounts in thousands):

	Six months ended June 30,
	2008	2009
Net cash provided by operating activities	$129,927	$151,048
Change in book overdraft	322	2,237
Plus: Proceeds from disposal of assets	1,366	4,129
Plus: Excess tax benefit associated with equity-based compensation	1,928	97
Less: Capital expenditures for property and equipment	(48,323)	(52,693)
Less: Distributions to noncontrolling interests	(6,027)	-
Free cash flow	$79,193	$104,818

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

SEASONALITY

We expect our operating results to vary seasonally, with revenues typically lowest in the first quarter, higher in the second and third quarters and lower in the fourth quarter than in the second and third quarters.  This seasonality reflects the lower volume of solid waste generated during the late fall, winter and early spring because of decreased construction and demolition activities during winter months in the U.S.  Historically, the fluctuation in our revenues between our highest and lowest quarters has been approximately 9% to 11%.  However, due primarily to the economic recession currently affecting the United States, we expect the fluctuation in our revenues between our highest and lowest quarters in 2009 to be approximately 3% to 6%. In addition, some of our operating costs may be higher in the winter months.  Adverse winter weather conditions slow waste collection activities, resulting in higher labor and operational costs.  Greater precipitation in the winter increases the weight of collected waste, resulting in higher disposal costs, which are calculated on a per ton basis.

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

At June 30, 2009, our derivative instruments included seven interest rate swap agreements that effectively fix the interest rate on the applicable notional amounts of our variable rate debt as follows (dollars in thousands):

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
____________________
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

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged floating rate debt.  Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions.  Actual market movements may vary significantly from our assumptions.  Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements.  We are exposed to cash flow risk due to changes in interest rates with respect to the unhedged floating rate balances owed at December 31, 2008 and June 30, 2009, of $43.2 million and $82.1 million, respectively, including floating rate debt under our credit facility and floating rate municipal bond obligations.  A one percent increase in interest rates on our variable-rate debt as of December 31, 2008 and June 30, 2009, would decrease our annual pre-tax income by approximately $0.4 million and $0.8 million, respectively.  All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations, subject to counterparty default risk.

The market price of diesel fuel is unpredictable and can fluctuate significantly.  We purchase approximately 26.0 million gallons of diesel fuel per year; therefore, a significant increase in the price of fuel could adversely affect our business and reduce our operating margins.  To manage a portion of this risk, in 2008, we entered into multiple commodity swap agreements related to forecasted diesel fuel purchases (“fuel hedges”).

At June 30, 2009, our derivative instruments included nine fuel hedge agreements as follows:

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
____________________
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

Additionally, in 2008 and 2009, we entered into multiple fixed-price fuel purchase contracts for a total of 10.9 million gallons of diesel fuel, which expire on or before May 31, 2010.  As of June 30, 2009, we had 5.6 million gallons remaining to be purchased for a total unconditional purchase obligation of $14.8 million, plus taxes and transportation upon delivery.

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged diesel fuel purchases.  Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions.  Actual market movements may vary significantly from our assumptions.  Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements.  For the year ending December 31, 2009, we expect to purchase approximately 26.0 million gallons of diesel fuel, of which 8.3 million gallons will be purchased at market prices, 7.2 million gallons will be purchased at prices that are fixed under our fuel hedges, and 10.5 million gallons will be purchased under our fixed price fuel purchase contracts.  During the six month period of July 1, 2009 to December 31, 2009, we expect to purchase approximately 4.2 million gallons of unhedged diesel fuel at market prices; therefore, a $0.10 per gallon increase in the price of fuel over the remaining six months in 2009 would decrease our pre-tax income during this period by approximately $0.4 million.

We market a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals.  We own and operate 36 recycling processing operations and sell other collected recyclable materials to third parties for processing before resale.  Certain of our municipal recycling contracts in the state of Washington specify benchmark resale prices for recycled commodities.  If the prices we actually receive for the processed recycled commodities collected under the contract exceed the prices specified in the contract, we share the excess with the municipality, after recovering any previous shortfalls resulting from actual market prices falling below the prices specified in the contract.  To reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties.  In the event of a decline in recycled commodity prices, a 10% decrease in average recycled commodity prices from the average prices that were in effect during the six months ended June 30, 2008 and 2009, would have had a $2.2 million and $1.1 million impact on revenues for the six months ended June 30, 2008 and 2009, respectively.

Item 4.	Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of the end of the fiscal quarter covered by this quarterly report on Form 10-Q.  In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2009, that our disclosure controls and procedures were effective at the reasonable assurance level such that information required to be disclosed in our Exchange Act reports:  (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended June 30, 2009, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

No material developments occurred during the quarterly period ended June 30, 2009 in the legal proceeding involving Colonias Dev. Council v. Rhino Envtl. Servs., Inc. (In re Rhino Envtl. Servs.) described in our quarterly report on Form 10-Q for the quarterly period ended March 31, 2009, except that on July 29, 2009, our subsidiary, High Desert Solid Waste Facility, Inc., purchased approximately 325 acres of undeveloped land from the State of New Mexico, and it expects to file a formal landfill permit application in 2009 with the New Mexico Environment Department in an effort to relocate the landfill to that property.  Refer to Note 15 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q for a description of this legal proceeding.

No material developments occurred during the quarterly period ended June 30, 2009 in the legal proceeding involving Board of Comm’rs of Sumner County, Kansas, Tri-County Concerned Citizens and Dalton Holland v. Roderick Bremby, Sec’y of the Kansas Dep’t of Health and Env’t, et al. described in our quarterly report on Form 10-Q for the quarterly period ended March 31, 2009.  Refer to Note 15 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q for a description of this legal proceeding.

No material developments occurred during the quarterly period ended June 30, 2009 in the legal proceeding involving the Travis v. Mittelstaedt, et al. and Pierce and Banister v. Mittelstaedt, et al. and In re Waste Connections, Inc. Shareholder Derivative Litigation derivative lawsuits described in our quarterly report on Form 10-Q for the quarterly period ended March 31, 2009, except that with respect to the Travis and Pierce and Banister cases, final court approval for the settlement was obtained and the court dismissed the cases with prejudice in July 2009.  The appeals period expires in August 2009.  With respect to the In re Waste Connections, Inc. Shareholder Derivative Litigation case, pursuant to the stipulation of settlement, the parties filed a joint stipulation of dismissal, which the court approved in July 2009, dismissing the case with prejudice.  Refer to Note 15 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q for a description of this legal proceeding.

No material developments occurred during the quarterly period ended June 30, 2009 in the legal proceeding involving Heath Belcher and Denessa Arguello v. Waste Connections, Inc., and Waste Connections of California, Inc. described in our quarterly report on Form 10-Q for the quarterly period ended March 31, 2009.  Refer to Note 15 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q for a description of this legal proceeding.

No material developments occurred during the quarterly period ended June 30, 2009 in the legal proceeding involving the April 29, 2009 administrative law judge recommended Decision and Order finding violations of the National Labor Relations Act by one of our subsidiaries, El Paso Disposal, LP, or EPD, described in our quarterly report on Form 10-Q for the quarterly period ended March 31, 2009, except that EPD filed exceptions to the administrative law judge’s recommendations on June 30, 2009.  Thereafter, the parties exchanged answer and response briefs, and the matter is currently on appeal to the National Labor Relations Board, or the NLRB.  In addition, on July 27, 2009, the NLRB’s regional office in Phoenix, Arizona filed a petition in federal court seeking an injunction to reinstate the previous employees and order the parties to return to bargaining while the appeal is pending.  The hearing on the injunction is scheduled for August 19, 2009. Refer to Note 15 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q for a description of this legal proceeding.

Together with Potrero Hills Landfill, Inc., or PHLF, a subsidiary of ours that we recently purchased from Republic Services, Inc., we were named as real parties in interest in an amended complaint captioned Sustainability, Parks, Recycling and Wildlife Legal Defense Fund v. County of Solano, Board of Supervisors for the County of Solano, which was filed in the Superior Court of California, County of Solano, on July 9, 2009 (the original complaint was filed on June 12, 2009).  This lawsuit seeks to compel the County of Solano to comply with Measure E, a ballot initiative and County ordinance passed in 1984 that the County has not enforced against PHLF for 25 years.  The lawsuit also seeks to overturn Solano County’s approval of the use permit for the expansion of the Potrero Hills Landfill and the related Environmental Impact Report (“EIR”), arguing that both violate Measure E and that the EIR violates the California Environmental Quality Act (“CEQA”).  A similar action, captioned Northern California Recycling Association v. County of Solano, was filed in the same court on June 10, 2009, although it does not name us or any of our subsidiaries as parties and does not contain any CEQA claims.  These complaints follow a previous lawsuit concerning Measure E that Northern California Recycling Association, or the NCRA, filed against PHLF in the same court on July 22, 2008 prior to our acquisition of PHLF, but which NCRA later dismissed.  Individual members of Sustainability, Parks, Recycling and Wildlife Legal Defense Fund are also plaintiffs in the pending lawsuit filed in the same court on October 13, 2005, captioned Protect the Marsh, et al. v. County of Solano, et al., challenging the EIR that Solano County certified in connection with its approval of the expansion of the Potrero Hills Landfill on September 13, 2005.  The CEQA litigation is ongoing, and a motion to discharge the Superior Court’s writ of mandate directing the County to vacate and set aside its certification of the EIR is scheduled to be heard in August 2009.  Measure E directs in part that the County of Solano shall not allow for the importation into the County of any solid waste which originated or was collected outside the County in excess of 95,000 tons per year.  PHLF disposes of approximately 900,000 tons of solid waste annually, approximately 600,000 tons of which originate from sources outside of Solano County.  We intend to challenge these proceedings vigorously on Constitutional and other grounds.  At this point, we are unable to determine the likelihood of any outcome in this matter, nor are we able to estimate the amount or range of loss or the impact on us or our financial condition in the event of an unfavorable outcome.

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

In addition, we are a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business.  Except as noted in the legal cases described above, and in Note 15 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q, as of June 30, 2009, there is no current proceeding or litigation involving us that we believe will have a material adverse impact on our business, financial condition, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on May 14, 2009.

Our stockholders reelected Michael W. Harlan as a Class II director by the votes indicated below:

Total Votes For:	73,066,329

Total Votes Withheld:	1,979,811

Our stockholders reelected William J. Razzouk as a Class II director by the votes indicated below:

Total Votes For:	72,991,103

Total Votes Withheld:	2,055,037

In addition, our stockholders ratified the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year 2009 by the votes indicated below:

Total Votes For:	74,964,920

Total Votes Against:	64,457

Total Votes Abstained:	16,763

Item 5.	Other Information

  The Third Amended and Restated Bylaws of Waste Connections, Inc. became effective on May 15, 2009, and stockholders must comply with such provisions for the 2010 annual meeting of stockholders.  The Third Amended and Restated Bylaws amend Article II, Sections 9 and 10 in an effort to update and enhance the procedures for stockholders to propose business at annual meetings or nominations to be considered at annual or special meetings.  The amendments revise the bylaws to:

●
change the requirement for stockholders to provide advance notice of stockholder proposals or nominations at an annual meeting so that such advance notice shall be delivered to our principal executive office not less than 90 days (or February 13, 2010 for the 2010 annual meeting) nor more than 120 days prior to the first anniversary of the preceding year’s annual meeting (or January 14, 2010 for the 2010 annual meeting), subject to specified conditions;

●
expand disclosure required by stockholders making proposals or nominations to include, among other things, information regarding each such stockholder’s and their affiliates’ holdings of “synthetic equity,” derivatives or short positions and other material interests and relationships that could influence proposals or nominations and other information that would be required in a proxy statement;

●
require stockholders nominating director candidates to disclose the same information about the director candidate that would be required if the director candidate were submitting a proposal, and requires the director candidates to complete a questionnaire and representation and agreement with respect to their background, any voting commitments or compensation arrangements and their commitment to abide by our governance guidelines;

●
expand disclosures regarding proposed business to include a reasonably detailed description of all agreements, arrangements and understandings between proposing persons and any other persons in connection with the proposed business; and

●
require that disclosures provided for in Article II, Sections 9 and 10 of the Third Amended and Restated Bylaws be updated and supplemented so as to be accurate as of the record date of the meeting and as of ten business days prior to the meeting.

  The foregoing description of the Third Amended and Restated Bylaws is qualified in its entirety by reference to the full text of the Third Amended and Restated Bylaws, a copy of which is filed as Exhibit 3.1 to our Current Report on Form 8-K filed on April 23, 2009.

Item 6.	Exhibits

See Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASTE CONNECTIONS, INC.

Date: August 5, 2009	BY:	/s/ Ronald J. Mittelstaedt
Ronald J. Mittelstaedt,
Chief Executive Officer

Date: August 5, 2009	BY:	/s/ Worthing F. Jackman
Worthing F. Jackman,
Executive Vice President and
Chief Financial Officer

Exhibit Number	Description of Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the exhibit filed with the Registrant's Form 10-Q filed on July 24, 2007)

3.2	Third Amended and Restated Bylaws of the Registrant, effective May 15, 2009 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on April 23, 2009)

4.1	Amendment No. 2 to Revolving Credit Agreement, dated as of July 10, 2 009

4.2	Amendment No. 1 to Master Note Purchase Agreement, dated as of July 20, 2009

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350