Form 10-Q
period 2009-09-30
WASTE CONNECTIONS, INC.
filed 2009-10-27
CIK 1057058

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 20, 2009:        78,698,342 shares of common stock

WASTE CONNECTIONS, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	December 31, 2008	September 30, 2009
ASSETS
Current assets:
Cash and equivalents	$265,264	$10,021
Accounts receivable, net of allowance for doubtful accounts of $3,846 and $3,909 at December 31, 2008 and September 30, 2009, respectively	118,456	140,652
Deferred income taxes	22,347	22,330
Prepaid expenses and other current assets	23,144	28,935
Total current assets	429,211	201,938

Property and equipment, net	984,124	1,292,207
Goodwill	836,930	907,723
Intangible assets, net	306,444	358,832
Restricted assets	23,009	25,393
Other assets, net	20,639	20,753
	$2,600,357	$2,806,846
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$65,537	$87,349
Book overdraft	4,315	4,362
Accrued liabilities	95,220	107,713
Deferred revenue	45,694	48,912
Current portion of long-term debt and notes payable	4,698	2,686
Total current liabilities	215,464	251,022

Long-term debt and notes payable	819,828	883,722
Other long-term liabilities	47,509	48,458
Deferred income taxes	255,559	294,467
Total liabilities	1,338,360	1,477,669

Commitments and contingencies (Note 15)

Equity:
Preferred stock: $0.01 par value per share; 7,500,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.01 par value per share; 150,000,000 shares authorized; 79,842,239 and 78,687,155 shares issued and outstanding at December 31, 2008 and September 30, 2009, respectively	798	787
Additional paid-in capital	661,555	631,508
Accumulated other comprehensive loss	(23,937)	(15,470)
Retained earnings	622,913	709,479
Total Waste Connections’ equity	1,261,329	1,326,304
Noncontrolling interests	668	2,873
Total equity	1,261,997	1,329,177
	$2,600,357	$2,806,846

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
Revenues	$272,702	$315,990	$790,035	$881,496
Operating expenses:
Cost of operations	164,548	180,440	473,542	510,830
Selling, general and administrative	27,009	35,753	81,164	104,411
Depreciation	22,985	31,226	67,459	86,127
Amortization of intangibles	1,404	3,671	4,218	9,351
Loss (gain) on disposal of assets	61	139	569	(1,037)
Operating income	56,695	64,761	163,083	171,814

Interest expense	(9,956)	(12,259)	(30,697)	(36,817)
Interest income	145	134	507	1,275
Other income (expense)	(449)	879	(115)	1,055
Income before income taxes	46,435	53,515	132,778	137,327
Income tax provision	(15,013)	(19,252)	(46,151)	(50,070)
Net income	31,422	34,263	86,627	87,257
Less: Net income attributable to noncontrolling interests	(3,813)	(113)	(10,992)	(691)
Net income attributable to Waste Connections	$27,609	$34,150	$75,635	$86,566
Earnings per common share attributable to Waste Connections’ common stockholders:
Basic	$0.41	$0.43	$1.13	$1.09
Diluted	$0.40	$0.43	$1.11	$1.08
Shares used in the per share calculations:
Basic	66,897,781	78,837,984	66,745,119	79,618,566
Diluted	68,532,005	79,824,616	68,192,175	80,468,180

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME
 (Unaudited)
(In thousands, except share amounts)

		Waste Connections’ Equity
					Accumulated
					Other
				Additional	Comprehensive
	Comprehensive	Common Stock		Paid-In	Income	Retained	Noncontrolling
	Income	Shares	Amount	Capital	(Loss)	Earnings	Interests	Total
Balances at December 31, 2007		67,052,135	$670	$254,284	$(4,290)	$524,481	$30,220	$805,365
Cumulative change from adoption of accounting policy – convertible debt pronouncement		-	-	13,726	-	(4,471)	-	9,255
Vesting of restricted stock		222,863	2	(2)	-	-	-	-
Cancellation of restricted stock and warrants		(72,082)	(1)	(2,192)	-	-	-	(2,193)
Equity-based compensation		-	-	7,854	-	-	-	7,854
Exercise of stock options and warrants		1,030,594	10	19,079	-	-	-	19,089
Issuance of common stock, net of issuance costs of $17,195		12,650,000	127	393,803	-	-	-	393,930
Excess tax benefit associated with equity-based compensation		-	-	6,441	-	-	-	6,441
Repurchase of common stock		(1,041,271)	(10)	(31,517)	-	-	-	(31,527)
Issuance of common stock warrants to consultants		-	-	79	-	-	-	79
Amounts reclassified into earnings, net of taxes		-	-	-	4,010	-	-	4,010
Changes in fair value of swaps, net of taxes		-	-	-	(23,657)	-	-	(23,657)
Distributions to noncontrolling interests		-	-	-	-	-	(8,232)	(8,232)
Changes in ownership interest in noncontrolling interests		-	-	-	-	-	(33,560)	(33,560)
Net income	$115,143	-	-	-	-	102,903	12,240	115,143
Other comprehensive loss	(31,609)	-	-	-	-	-	-	-
Income tax effect of other comprehensive loss	11,962	-	-	-	-	-	-	-
Comprehensive income	95,496	-	-	-	-	-	-	-
Comprehensive income attributable to noncontrolling interests	(12,240)	-	-	-	-	-	-	-
Comprehensive income attributable to Waste Connections	$83,256	-	-	-	-	-	-	-
Balances at December 31, 2008		79,842,239	798	661,555	(23,937)	622,913	668	1,261,997
Vesting of restricted stock		269,165	3	(3)	-	-	-	-
Cancellation of restricted stock and warrants		(90,251)	(1)	(2,502)	-	-	-	(2,503)
Equity-based compensation		-	-	6,965	-	-	-	6,965
Exercise of stock options and warrants		223,630	2	4,950	-	-	-	4,952
Excess tax benefit associated with equity-based compensation		-	-	696	-	-	-	696
Repurchase of common stock		(1,557,628)	(15)	(40,153)	-	-	-	(40,168)
Amounts reclassified into earnings, net of taxes		-	-	-	11,929	-	-	11,929
Changes in fair value of swaps, net of taxes		-	-	-	(3,462)	-	-	(3,462)
Fair value of noncontrolling interest associated with business acquired		-	-	-	-	-	1,514	1,514
Net income	$87,257	-	-	-	-	86,566	691	87,257
Other comprehensive income	13,737	-	-	-	-	-	-	-
Income tax effect of other comprehensive income	(5,270)	-	-	-	-	-	-	-
Comprehensive income	95,724	-	-	-	-	-	-	-
Comprehensive income attributable to noncontrolling interests	(691)	-	-	-	-	-	-	-
Comprehensive income attributable to Waste Connections	$95,033	-	-	-	-	-	-	-
Balances at September 30, 2009		78,687,155	$787	$631,508	$(15,470)	$709,479	$2,873	$1,329,177

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine months ended September 30,
	2008	2009
Cash flows from operating activities:
Net income	$86,627	$87,257
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on disposal of assets	569	(1,037)
Depreciation	67,459	86,127
Amortization of intangibles	4,218	9,351
Deferred income taxes, net of acquisitions	24,331	28,605
Amortization of debt issuance costs	1,356	1,455
Amortization of debt discount	3,303	3,513
Equity-based compensation	5,903	6,965
Interest income on restricted assets	(392)	(369)
Closure and post-closure accretion	1,066	1,496
Excess tax benefit associated with equity-based compensation	(5,647)	(696)
Net change in operating assets and liabilities, net of acquisitions	5,868	19,578
Net cash provided by operating activities	194,661	242,245

Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(35,177)	(422,078)
Capital expenditures for property and equipment	(79,536)	(84,289)
Proceeds from disposal of assets	1,499	4,348
Increase in restricted assets, net of interest income	(900)	(2,014)
Increase in other assets	(49)	(887)
Net cash used in investing activities	(114,163)	(504,920)

Cash flows from financing activities:
Proceeds from long-term debt	127,000	217,000
Principal payments on notes payable and long-term debt	(219,510)	(175,053)
Change in book overdraft	(8,835)	47
Proceeds from option and warrant exercises	17,204	4,952
Excess tax benefit associated with equity-based compensation	5,647	696
Distributions to noncontrolling interests	(8,232)	-
Payments for repurchase of common stock	(31,527)	(40,168)
Proceeds from secondary stock offering, net	393,930	-
Debt issuance costs	(349)	(42)
Net cash provided by financing activities	275,328	7,432

Net increase (decrease) in cash and equivalents	355,826	(255,243)
Cash and equivalents at beginning of period	10,298	265,264
Cash and equivalents at end of period	$366,124	$10,021

Non-cash financing activity:
Liabilities assumed and notes payable issued to sellers of businesses acquired	$3,789	$39,782

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

1.  BASIS OF PRESENTATION AND SUMMARY

The accompanying condensed consolidated financial statements relate to Waste Connections, Inc. and its subsidiaries (“WCI” or the “Company”) for the three and nine month periods ended September 30, 2008 and 2009.  In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows and equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with U.S. generally accepted accounting principles (“GAAP”).  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses.  Examples include accounting for landfills, self-insurance, income taxes, allocation of acquisition purchase price and asset impairments.  An additional area that involves estimation is when the Company estimates the amount of potential exposure it may have with respect to litigation, claims and assessments in accordance with the accounting guidance on contingencies.  Actual results for all estimates could differ materially from the estimates and assumptions that the Company uses in the preparation of its condensed consolidated financial statements.

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

2.  NEW ACCOUNTING STANDARDS

Business Combinations.  In December 2007, the Financial Accounting Standards Board (“FASB”) issued new guidance on business combinations.  This guidance establishes principles and requirements for how the Company:  (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The business combinations guidance also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition.  This guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company adopted the business combination guidance on January 1, 2009 (see Note 7).

In April 2009, the FASB issued guidance relating to accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies.  This pronouncement amends the guidance on business combinations to clarify the initial and subsequent recognition, subsequent accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  This pronouncement requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, as determined in accordance with the fair value measurements guidance, if the acquisition-date fair value can be reasonably estimated.  If the acquisition-date fair value of an asset or liability cannot be reasonably estimated, the asset or liability would be measured at the amount that would be recognized in accordance with the accounting guidance for contingencies.  This pronouncement became effective for the Company as of January 1, 2009, and the provisions of the pronouncement are applied prospectively to business combinations with an acquisition date on or after the date the guidance became effective.  The adoption of this pronouncement did not have a material impact on the Company’s financial position or results of operations.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

Fair Value Measurements and Disclosures.  The Company’s nonfinancial assets and liabilities measured at fair value on a nonrecurring basis include assets and liabilities acquired in connection with a business combination, goodwill, intangible assets and asset retirement obligations recognized in connection with final capping, closure and post-closure landfill obligations.  The Company adopted the fair value measurement guidance as it relates to these assets and liabilities on January 1, 2009.  See Note 12 for disclosures related to fair value measurement of these assets and liabilities in periods subsequent to their initial measurement.

In April 2009, the FASB issued additional guidance on fair value measurements and disclosures.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants under current market conditions.  The new guidance requires an evaluation of whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability.  If there has been a significant decrease in activity, transactions or quoted prices may not be indicative of fair value and a significant adjustment may need to be made to those prices to estimate fair value.  Additionally, an entity must consider whether the observed transaction was orderly (that is, not distressed or forced).  If the transaction was orderly, the obtained price can be considered a relevant, observable input for determining fair value.  If the transaction is not orderly, other valuation techniques must be used when estimating fair value.  This guidance, which was applied by the Company prospectively as of June 30, 2009, did not impact the Company’s results of operations, cash flows or financial position for the three and nine month periods ended September 30, 2009 (see Note 12).

In August 2009, the FASB issued additional guidance on the fair value measurement of liabilities.  The new guidance provides clarification on the measurement and reporting of a liability in circumstances in which a quoted price in an active market for the identical liability is not available.  This guidance is effective for the first reporting period beginning after August 2009.

Consolidation – Noncontrolling Interests.  In December 2007, the FASB issued guidance on noncontrolling interests which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (formerly known as minority interest) and for the deconsolidation of a subsidiary.  This guidance clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This guidance also requires presentation on the face of the consolidated statement of income of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest, resulting in an increase to consolidated Net income.  Historically, Net income attributable to noncontrolling interests was presented as minority interest expense.  Under this new guidance, amounts reported as Net income attributable to noncontrolling interests are now reported net of any applicable taxes.  The Company’s 2008 effective tax rate has been remeasured and reported in a manner consistent with the current measurement approach.  This guidance requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary.  This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company applied this guidance prospectively as of January 1, 2009, except for the presentation and disclosure requirements, which were applied retrospectively for all periods presented.

Derivatives and Hedging.  In March 2008, the FASB issued new disclosure requirements for derivative instruments and hedging activities.  The new disclosure requirements will provide users of financial statements with an enhanced understanding of:  (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  This guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative instruments.  This statement applies to all entities and all derivative instruments.  This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company adopted this guidance on January 1, 2009 (see Notes 10 and 13).

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

Convertible Debt.  In May 2008, the FASB issued guidance that applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative.  This guidance specifies that issuers of convertible debt instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Company adopted this guidance on January 1, 2009, and the guidance has been applied retrospectively to all periods presented.

The adoption of the convertible debt guidance did not affect the Company’s total cash flows; however, it did impact the Company’s results of operations by increasing interest expense associated with the Company’s 3.75% Convertible Senior Notes due 2026 (the “2026 Notes”) by adding a non-cash component to amortize a debt discount calculated based on the difference between the cash coupon of the convertible debt instrument and the estimated non-convertible debt borrowing rate.  As a result, the Company’s Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Equity and Comprehensive Income and certain line items comprising the subtotal for Net cash provided by operating activities in the Company’s Condensed Consolidated Statements of Cash Flows have been affected by the adoption of this pronouncement.  For additional disclosures regarding the terms of the 2026 Notes and how this instrument has been reflected in the Company’s Condensed Consolidated Financial Statements for the period ended September 30, 2009, see Note 6.  The Company has elected not to apply the provisions of the convertible debt guidance to its 2022 Floating Rate Convertible Subordinated Notes, which were issued in 2002.  In April 2006, these notes became convertible and were called for redemption; therefore, these notes were not outstanding during any of the periods presented in the Company’s condensed consolidated financial statements for the period ended September 30, 2009 or any financial statements that will be presented in the Company’s Annual Report on Form 10-K for the year ending December 31, 2009.

Intangible Assets.  In April 2008, the FASB issued guidance on determining the useful life of intangible assets.  The intent of the guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset.  This guidance requires an entity to disclose information for a recognized intangible asset that enables users of the financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement.  This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Company adopted this guidance on January 1, 2009.  The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

Financial Instruments.  In April 2009, the FASB issued guidance to require disclosures about fair value of financial instruments in interim financial statements, in addition to the annual financial statements as already required.  This guidance, which was applied by the Company prospectively as of June 30, 2009, did not have a material impact on the Company’s results of operations, cash flows or financial position (see Note 4).

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

Subsequent Events.  In May 2009, the FASB issued guidance on subsequent events which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This guidance is based on the same principles as currently exist in auditing standards and was issued by the FASB to include accounting guidance that originated as auditing standards into the body of authoritative literature issued by the FASB.  The standard addresses the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The Company adopted this guidance during the quarterly period ended June 30, 2009.  For the quarter ended September 30, 2009, the Company evaluated subsequent events through October 26, 2009, which was the date the accompanying financial statements were available to be issued.

3.  STOCK-BASED COMPENSATION

A summary of activity related to restricted stock and restricted stock units under the 2002 Restricted Stock Plan and the Second Amended and Restated 2004 Equity Incentive Plan (as amended and restated), as of December 31, 2008, and changes during the nine month period ended September 30, 2009, is presented below:

Unvested Shares
Outstanding at December 31, 2008	906,572
Granted	391,684
Forfeited	(24,677)
Vested	(269,170)
Outstanding at September 30, 2009	1,004,409

The weighted average grant date fair value per share for the shares of common stock underlying the restricted stock units granted during the nine month period ended September 30, 2009 was $26.25.  During the nine months ended September 30, 2008 and 2009, the Company’s stock-based compensation expense from restricted stock and restricted stock units was $5,405 and $6,450, respectively.

4.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash, trade receivables, restricted assets, trade payables, debt instruments, interest rate swaps and commodity swaps.  As of December 31, 2008 and September 30, 2009, the carrying values of cash, trade receivables, restricted assets, and trade payables are considered to be representative of their respective fair values.  The carrying values of the Company’s debt instruments, excluding the 2026 Notes and the 6.22% Senior Notes due 2015 (the “2015 Notes”), approximate their fair values as of December 31, 2008 and September 30, 2009, based on current borrowing rates for similar types of borrowing arrangements.  The 2026 Notes had a carrying value of $189,070 and $192,583 and a fair value of approximately $217,200 and $210,192 at December 31, 2008 and September 30, 2009, respectively, based on the publicly quoted trading price of these notes.  The 2015 Notes had a carrying value of $175,000 and a fair value of approximately $160,213 and $186,813 at December 31, 2008 and September 30, 2009, respectively, based on quotes of bonds with similar ratings in similar industries.  For details on the fair value of the Company’s interest rate and fuel commodity swaps, refer to Note 12.

5.  LANDFILL ACCOUNTING

At September 30, 2009, the Company owned 34 landfills, and operated, but did not own, three landfills under life-of-site operating agreements and seven landfills under limited-term operating agreements.  The Company’s landfills had site costs with a net book value of $745,877 at September 30, 2009.  With the exception of two owned landfills that only accept construction and demolition waste, all landfills that the Company owns or operates are municipal solid waste landfills.  For the Company’s seven landfills operated under limited-term operating agreements, the owner of the property (generally a municipality) usually owns the permit and is generally responsible for final capping, closure and post-closure obligations.  The Company is responsible for all final capping, closure and post-closure liabilities for the three landfills that it operates under life-of-site operating agreements.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

The Company performs surveys at least annually to estimate the disposal capacity at its landfills.  Many of the Company’s existing landfills have the potential for expanded disposal capacity beyond the amount currently permitted.  The Company’s landfill depletion rates are based on the remaining disposal capacity, considering both permitted and probable expansion airspace at the landfills it owns, and landfills it operates, but does not own, under life-of-site agreements.  Expansion airspace consists of additional disposal capacity being pursued through means of an expansion but is not actually permitted.  Expansion airspace that meets certain internal criteria is included in the estimate of total landfill airspace.  The Company’s landfill depletion rates are based on the terms of the operating agreements at its operated landfills that have capitalized expenditures.

Based on remaining permitted capacity as of September 30, 2009, and projected annual disposal volumes, the average remaining landfill life for the Company’s owned landfills and landfills operated under life-of-site operating agreements is approximately 44 years.  The Company is currently seeking to expand permitted capacity at seven of its owned landfills and one landfill that it operates under a life-of-site operating agreement, and considers the achievement of these expansions to be probable.  Although the Company cannot be certain that all future expansions will be permitted as designed, the average remaining life, when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume, of the Company’s owned landfills and landfills operated under life-of-site operating agreements is 54 years, with lives ranging from 3 to 185 years.

During the nine months ended September 30, 2008 and 2009, the Company expensed $16,831 and $23,195, respectively, or an average of $2.63 and $2.93 per ton consumed, respectively, related to landfill depletion at owned landfills and landfills operated under life-of-site agreements.

The Company reserves for final capping, closure and post-closure maintenance obligations at the landfills it owns and landfills it operates under life-of-site operating agreements.  The Company calculates the net present value of its final capping, closure and post-closure commitments by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure and discounting the inflated total to its present value using a credit-adjusted risk-free rate.  Any changes in expectations that result in an upward revision to the estimated undiscounted cash flows are treated as a new liability and are inflated and discounted at rates reflecting current market conditions.  Downward revisions (or if there are no changes) to the estimated undiscounted cash flows are inflated and discounted at rates reflecting the market conditions at the time the cash flows were originally estimated.  This policy results in the Company’s capping, closure and post-closure liabilities being recorded in “layers.”  At January 1, 2009, the Company increased its discount rate assumption for purposes of computing 2009 “layers” for final capping, closure and post-closure obligations from 7.5% to 9.25%, in order to more accurately reflect the Company’s long-term cost of borrowing as of the end of 2008.  Consistent with the prior year, the Company’s inflation rate assumption is 2.5%.  The resulting final capping, closure and post-closure obligation is recorded on the balance sheet as an addition to site costs and amortized to depletion expense as the landfills’ airspace is consumed.  Interest is accreted on the recorded liability using the corresponding discount rate.  During the nine months ended September 30, 2008 and 2009, the Company expensed $1,066 and $1,496, respectively, or an average of $0.17 and $0.19 per ton consumed, respectively, related to final capping, closure and post-closure accretion expense.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

The following is a reconciliation of the Company’s final capping, closure and post-closure liability balance from December 31, 2008 to September 30, 2009:

Final capping, closure and post-closure liability at December 31, 2008	$22,002
Adjustments to final capping, closure and post-closure liabilities	(1,406)
Liabilities incurred	1,454
Accretion expense	1,496
Closure payments	(674)
Assumption of closure liabilities from acquisitions	8,488
Final capping, closure and post-closure liability at September 30, 2009	$31,360

The Adjustments to final capping, closure and post-closure liabilities primarily consisted of revisions in cost estimates and decreases in estimates of annual tonnage consumption across the majority of the Company’s landfills, as well as an increase in estimated airspace at one of the Company’s landfills at which an expansion is being pursued.  The Company performs its annual review of its cost and capacity estimates in the fourth quarter of each year.

At September 30, 2009, $23,099 of the Company’s restricted assets balance was for purposes of settling future final capping, closure and post-closure liabilities.

6.  LONG-TERM DEBT

Long-term debt consists of the following:

	December 31, 2008	September 30, 2009
Revolver under Credit Facility, bearing interest ranging from 0.87% to 3.25%*	$400,000	$461,000
2026 Notes, bearing interest at 3.75%, net of discount of $10,930 and $7,417 as of December 31, 2008 and September 30, 2009, respectively	189,070	192,583
2015 Notes, bearing interest at 6.22%	175,000	175,000
Tax-Exempt Bonds, bearing interest ranging from 0.34% to 7.25%*	53,960	50,825
Notes payable to sellers in connection with acquisitions, bearing interest at 5.5% to 10.35%*	4,888	4,960
Notes payable to third parties, bearing interest at 1.0% to 10.9%*	1,608	2,040
	824,526	886,408
Less – current portion	(4,698)	(2,686)
	$819,828	$883,722

*	Interest rates in the table above represent the range of interest rates incurred during the nine month period ended September 30, 2009.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

As discussed in Note 2, effective January 1, 2009, the Company adopted a new pronouncement on convertible debt which affected the Company’s accounting and disclosure for its 2026 Notes.  Consistent with the transition guidance in this convertible debt pronouncement, the Company’s adoption of this pronouncement is being treated as a change in accounting principle that is being applied retrospectively to all periods presented.  The cumulative effect of the change in accounting principle on periods prior to those presented in the Company’s Condensed Consolidated Financial Statements for the period ended September 30, 2009, has been reflected as an offsetting adjustment to the December 31, 2007, balances of Additional paid-in capital and Retained earnings in the Company’s Condensed Consolidated Statements of Equity.  A description of the prior-period information that has been retrospectively adjusted is provided below.

The 2026 Notes were issued in March 2006 and bear interest at a rate of 3.75% per annum on a total principal of $200,000.  The 2026 Notes are convertible into cash and, if applicable, shares of the Company’s common stock based on an initial conversion rate of 29.4118 shares of common stock per $1 principal amount of 2026 Notes (which is equal to an initial conversion price of approximately $34.00 per share), subject to adjustment, and only under certain circumstances.  Upon a surrender of the 2026 Notes for conversion, the Company will deliver cash equal to the lesser of the aggregate principal amount of notes to be converted or its total conversion obligation.  The Company will deliver shares of its common stock in respect of the excess amount, if any, of its conversion obligation over the amount paid in cash.  Based on the Company’s share price at September 30, 2009, the “if-converted” value of the 2026 Notes does not exceed the principal amount of the notes.

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

Upon adoption of the convertible debt pronouncement, the Company first determined the carrying amount of the liability component of the 2026 Notes at their issuance date by measuring the fair value of a similar liability excluding the embedded conversion option.  At the date of issuance of the 2026 Notes, the Company’s borrowing rate for similar debt instruments with no conversion rights was estimated at 6.5% per annum.  This borrowing rate was estimated to be representative of non-convertible debt with a maturity date of five years, which was considered appropriate given the April 1, 2011 put feature of the 2026 Notes, as previously discussed.  Using a present value formula that incorporated a 6.5% annual discount rate over a five-year period with semi-annual interest coupon payment dates, the Company estimated the fair value of the hypothetical non-convertible debt to be $177,232.  The Company then determined the carrying amount of the equity component of the 2026 Notes, represented by the embedded conversion option, by deducting the fair value of the liability component from the initial proceeds ascribed to the convertible debt instrument as a whole, which were equal to the $200,000 principal amount of the Notes.  The resulting carrying amount of the equity component at the issuance date of the 2026 Notes was $22,768.  This amount, net of the tax effect of $8,652, is reflected in the adjustment to the opening balance of Additional paid-in capital in the Company’s Condensed Consolidated Statements of Equity.

In addition to computing the initial liability and equity components of the 2026 Notes upon adoption of the convertible debt pronouncement, the Company also computed the amount of direct transaction costs to be allocated between the liability and equity components of the 2026 Notes at the date of issuance.  The Company allocated direct transaction costs, totaling $5,534, between the liability and equity components in an amount proportionate to the allocation of the proceeds of the 2026 Notes.  This computation resulted in $4,904 and $630 being allocated to the liability and equity components of the 2026 Notes, respectively.  The amount allocated to the equity component, net of the tax effect of $240, is reflected in the adjustment to the opening balance of Additional paid-in capital in the Company’s Condensed Consolidated Statements of Equity.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

Subsequent to the initial measurement of the liability and equity components, and the related direct transaction costs, as of the issuance date of the 2026 Notes, the Company calculated an amortization schedule for the excess of the principal amount of the liability component over its carrying amount (the “debt discount”), using the interest method.  The debt discount is being amortized over a five-year period through April 1, 2011, representing the first date on which holders of the 2026 Notes may require the Company to repurchase all or a portion of their notes.  In addition, the Company calculated the adjusted debt issuance cost amortization on the portion of direct transaction costs allocated to the liability component, which is recognized as interest expense in the Company’s Condensed Consolidated Statements of Income.  The adjustment to the debt issuance cost amortization subsequent to adoption of the convertible debt pronouncement relates to the portion of direct transaction costs allocated to the equity component.  These costs were recognized as a reduction to the carrying value of the equity component, which is not amortized.

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

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

A summary of the financial statement line items that have been retrospectively adjusted as a result of the Company’s adoption of the new convertible debt pronouncement is presented in the table below:

Condensed Consolidated Balance Sheet	December 31, 2008 Balance as Reported in the 2008 Annual Report on Form 10-K	Cumulative Retrospective Adjustment	December 31, 2008 Balance as Presented in the September 30, 2009 Quarterly Report on Form 10-Q
Other assets, net	$20,922	$(283)	$20,639
Long-term debt and notes payable	$830,758	$(10,930)	$819,828
Deferred income tax liabilities	$251,514	$4,045	$255,559
Additional paid-in capital	$647,829	$13,726	$661,555
Retained earnings	$630,037	$(7,124)	$622,913

Condensed Consolidated Statement of Income	Balance for the Three Month Period Ended September 30, 2008, as Reported in the September 30, 2008 Quarterly Report on Form 10-Q	Retrospective Adjustment	Balance for the Three Month Period Ended September 30, 2008, as Presented in the September 30, 2009 Quarterly Report on Form 10-Q
Interest expense	$8,887	$1,069	$9,956
Income tax provision	$15,419	$(406)	$15,013
Operating income	$56,695	$-	$56,695
Net income	$32,085	$(663)	$31,422
Basic earnings per share	$0.42	$(0.01)	$0.41
Diluted earnings per share	$0.41	$(0.01)	$0.40

Condensed Consolidated Statement of Income	Balance for the Nine Month Period Ended September 30, 2008, as Reported in the September 30, 2008 Quarterly Report on Form 10-Q	Retrospective Adjustment	Balance for the Nine Month Period Ended September 30, 2008, as Presented in the September 30, 2009 Quarterly Report on Form 10-Q
Interest expense	$27,488	$3,209	$30,697
Income tax provision	$47,370	$(1,219)	$46,151
Operating income	$163,083	$-	$163,083
Net income	$88,617	$(1,990)	$86,627
Basic earnings per share	$1.16	$(0.03)	$1.13
Diluted earnings per share	$1.14	$(0.03)	$1.11

Condensed Consolidated Statement of Cash Flows	Balance for the Nine Month Period Ended September 30, 2008, as Reported in the September 30, 2008 Quarterly Report on Form 10-Q	Retrospective Adjustment	Balance for the Nine Month Period Ended September 30, 2008, as Presented in the September 30, 2009 Quarterly Report on Form 10-Q
Deferred income taxes, net of acquisitions	$25,550	$(1,219)	$24,331
Amortization of debt issuance costs	$1,450	$(94)	$1,356
Amortization of debt discount	$-	$3,303	$3,303

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

For the financial statement line items adjusted as a result of the Company’s adoption of the new convertible debt pronouncement, the balances as of, or for the period ended, September 30, 2009, that would have been reported prior to the Company’s adoption of the new convertible debt pronouncement, are presented in the table below:

Condensed Consolidated Balance Sheet	September 30, 2009 Balance as Reported in the September 30, 2009 Quarterly Report on Form 10-Q	Adjustment	September 30, 2009 Balance Prior to Adoption of New Convertible Debt Pronouncement
Other assets, net	$20,753	$189	$20,942
Long-term debt and notes payable	$883,722	$7,417	$891,139
Deferred income tax liabilities	$294,467	$(2,747)	$291,720
Additional paid-in capital	$631,508	$(13,726)	$617,782
Retained earnings	$709,479	$9,244	$718,723

Condensed Consolidated Statement of Income	Balance for the Three Month Period Ended September 30, 2009, as Reported in the September 30, 2009 Quarterly Report on Form 10-Q	Adjustment	Balance for the Three Month Period Ended September 30, 2009 Prior to Adoption of New Convertible Debt Pronouncement
Interest expense	$12,259	$(1,139)	$11,120
Income tax provision	$19,252	$433	$19,685
Operating income	$64,761	$-	$64,761
Net income	$34,263	$706	$34,969
Basic earnings per share	$0.43	$0.01	$0.44
Diluted earnings per share	$0.43	$0.01	$0.44

Condensed Consolidated Statement of Income	Balance for the Nine Month Period Ended September 30, 2009, as Reported in the September 30, 2009 Quarterly Report on Form 10-Q	Adjustment	Balance for the Nine Month Period Ended September 30, 2009 Prior to Adoption of New Convertible Debt Pronouncement
Interest expense	$36,817	$(3,418)	$33,399
Income tax provision	$50,070	$1,299	$51,369
Operating income	$171,814	$-	$171,814
Net income	$87,257	$2,119	$89,376
Basic earnings per share	$1.09	$0.03	$1.12
Diluted earnings per share	$1.08	$0.03	$1.11

Condensed Consolidated Statement of Cash Flows	Balance for the Nine Month Period Ended September 30, 2009, as Reported in the September 30, 2009 Quarterly Report on Form 10-Q	Adjustment	Balance for the Nine Month Period Ended September 30, 2009 Prior to Adoption of New Convertible Debt Pronouncement
Deferred income taxes, net of acquisitions	$28,605	$1,299	$29,904
Amortization of debt issuance costs	$1,455	$95	$1,550
Amortization of debt discount	$3,513	$(3,513)	$-

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

For the nine month periods ended September 30, 2008 and 2009, the total interest expense recognized by the Company relating to both the contractual interest coupon and amortization of the non-cash debt discount on the 2026 Notes was $8,928 ($5,536, net of taxes) and $9,138 ($5,666, net of taxes), respectively.  The portion of total interest expense related to the contractual interest coupon on the 2026 Notes during each of the nine month periods ended September 30, 2008 and 2009 was $5,625 ($3,488, net of taxes).  The portion of total interest expense related to amortizing the non-cash debt discount during the nine month periods ended September 30, 2008 and 2009 was $3,303 ($2,048, net of taxes) and $3,513 ($2,178, net of taxes), respectively.  The effective interest rate on the liability component for the nine month periods ended September 30, 2008 and 2009 was 6.4%.  As of September 30, 2009, the Company has six quarterly periods remaining over which the debt discount will be amortized.

The following table presents information regarding the values at which the following items are carried in the Company’s December 31, 2008 and September 30, 2009 Condensed Consolidated Balance Sheets:

	December 31, 2008	September 30, 2009
Carrying amount of equity component	$13,726	$13,726

Principal amount of liability component	$200,000	$200,000
Unamortized discount on liability component	(10,930)	(7,417)
Net carrying amount of liability component	$189,070	$192,583

At September 30, 2009, the 2026 Notes did not meet any of the conditions for conversion.  Under the new convertible debt pronouncement, upon conversion of the 2026 Notes, the Company will be required to allocate the fair value of the consideration transferred and any transaction costs incurred between the equity and liability components.  This will be done by first allocating to the liability component an amount equal to the fair value of the liability component immediately prior to its conversion, with the residual consideration allocated to the equity component.  Any gain or loss equal to the difference between the consideration allocated to the liability component and the carrying value of the liability component, including any unamortized debt discount or issuance costs, will be recorded in earnings.

7.  ACQUISITIONS

As disclosed in Note 2, the Company has adopted the new pronouncement on business combinations for all business combinations for which the acquisition date is on or after January 1, 2009.  Assets and liabilities that arose from business combinations whose acquisition date preceded the application of the new pronouncement were not adjusted upon application of the new standard.

For all acquisitions completed prior to the Company’s adoption of the new business combination pronouncement, the acquisition purchase prices were allocated to the identified intangible assets and tangible assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition, with any residual amounts allocated to goodwill.  Purchase price allocations were considered preliminary until the Company was no longer waiting for information that it arranged to obtain and that was known to be available or obtainable.  Although the time required to obtain the necessary information varied with circumstances specific to an individual acquisition, the “allocation period” for finalizing purchase price allocations did not exceed one year from the consummation of a business combination.  Any adjustments made during the allocation period were recorded prospectively as an adjustment to the acquired goodwill from the business combination.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

For all acquisitions completed under the new business combinations pronouncement, as of the respective acquisition dates, the Company recognizes, separately from goodwill, the identifiable assets acquired and liabilities assumed at their estimated acquisition-date fair values.  The Company measures and recognizes goodwill as of the acquisition date as the excess of:  (a) the aggregate of the fair value of consideration transferred, the fair value of any noncontrolling interest in the acquiree (if any) and the acquisition-date fair value of the Company’s previously held equity interest in the acquiree (if any), over (b) the fair value of net assets acquired and liabilities assumed.  If information about facts and circumstances existing as of the acquisition date is incomplete by the end of the reporting period in which a business combination occurs, the Company will report provisional amounts for the items for which the accounting is incomplete.  The measurement period ends once the Company receives the information it was seeking; however, this period will not exceed one year from the acquisition date.  Any material adjustments recognized during the measurement period will be reflected retrospectively in the consolidated financial statements of the subsequent period.

During the nine months ended September 30, 2008, the Company acquired seven individually immaterial non-hazardous solid waste collection and recycling businesses.

During the three months ended June 30, 2009, the Company completed the acquisition of 100% interests in certain operations from Republic Services, Inc. and some of its subsidiaries and affiliates (“Republic”).  The operations were divested as a result of Republic’s merger with Allied Waste Industries, Inc.  The operations acquired include seven municipal solid waste landfills, six collection operations and three transfer stations across eight markets:  Southern California; Northern California; Denver, CO; Houston, TX; Greenville/Spartanburg, SC; Charlotte, NC; Lubbock, TX; and Flint, MI.  The Company paid $379,377 in existing cash for the purchased operations plus amounts paid for the purchase of accounts receivable and other prepaid assets and estimated working capital, which amounts are subject to post-closing adjustments.  Total revenues for the three and nine months ended September 30, 2009, generated from the Republic operations and included within consolidated revenues were $35,088 and $66,215, respectively.  Total pre-tax earnings for the three and nine months ended September 30, 2009, generated from the Republic operations and included within consolidated income before income taxes were $1,434 and $3,935, respectively.  Pursuant to the asset purchase agreement, the Company is required to remit additional consideration to Republic if certain acquired operations exceed earnings targets specified in the agreement.  The Company has not recorded a liability because the fair value of the contingent consideration is not material.  Any changes in fair value of the contingent consideration subsequent to the acquisition date will be charged to expense until the contingency is settled.  The Company expects these acquired businesses to contribute towards the achievement of the Company’s growth strategy of expansion through acquisitions.

During the three months ended September 30, 2009, the Company completed the acquisition of a 100% interest in Sanipac, Inc. (“Sanipac”), a provider of collection services in Oregon, in exchange for total consideration of $43,817.  As part of this acquisition, the Company acquired a 75% interest in EcoSort, LLC, a provider of recycling services, resulting in a 25% noncontrolling interest that was recognized at fair value on the purchase date.  Pursuant to the stock purchase agreement, the Company is required to remit up to $4,500 of additional consideration to the former shareholders of Sanipac if the acquired operations exceed earnings targets specified in the stock purchase agreement over a three-year period ending July 31, 2012.  The Company computed the fair value of the contingent consideration using a probability-weighted discounted cash flow methodology, which resulted in an obligation recognized at the purchase date totaling $4,274.  Any changes in the fair value of the contingent consideration subsequent to the acquisition date will be charged to expense until the contingency is settled.  The Company expects these acquired businesses to contribute towards the achievement of the Company’s growth strategy of expansion through acquisitions.

In addition to the acquisitions from Republic and the acquisition of Sanipac, the Company acquired four individually immaterial non-hazardous solid waste collection, disposal and recycling businesses during the nine months ended September 30, 2009.  The results of operations of the acquired businesses have been included in the Company’s consolidated financial statements from their respective acquisition dates.  The acquisitions completed during the nine months ended September 30, 2008 and 2009, were not material to the Company’s results of operations, either individually or in the aggregate.  As a result, pro forma financial information has not been provided.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

The following table summarizes the consideration transferred to acquire these businesses and the amounts of identified assets acquired, liabilities assumed and noncontrolling interest associated with business acquired at the acquisition date for acquisitions consummated in the nine months ended September 30, 2008 and 2009:

	2008 Acquisitions	2009 Acquisitions
Fair value of consideration transferred:
Cash	$34,139	$418,666
Debt assumed	2,293	16,423
Contingent consideration	-	4,274
Common stock warrants	31	-
	36,463	439,363
Recognized amounts of identifiable assets acquired, liabilities assumed and noncontrolling interest associated with business acquired:
Accounts receivable	1,316	15,355
Other current assets	351	4,135
Property and equipment	4,873	308,335
Long-term franchise agreements and contracts	16,052	9,325
Customer lists	869	33,620
Other intangibles	-	19,133
Non-competition agreements	35	-
Other long-term assets	-	500
Accounts payable	(137)	(1,369)
Accrued liabilities	(90)	(2,183)
Deferred revenue	(618)	(4,754)
Noncontrolling interest	-	(1,514)
Other long-term liabilities	-	(8,489)
Deferred income taxes	(651)	(5,050)
Total identifiable net assets	22,000	367,044
Goodwill	$14,463	$72,319

The goodwill is attributable to the synergies and ancillary growth opportunities expected to arise after the Company’s acquisition of these businesses.  Goodwill acquired in the nine months ended September 30, 2009, totaling $40,812, is expected to be deductible for tax purposes.

The fair value of acquired working capital related to two acquisitions completed during the nine months ended September 30, 2009, is provisional pending receipt of information from the acquiree to support the fair value of the assets acquired and liabilities assumed.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

The gross amount of trade receivables due under contracts acquired during the period ended September 30, 2008, is $1,959, of which $643 is expected to be uncollectible.  The gross amount of trade receivables due under contracts acquired during the period ended September 30, 2009, is $16,132, of which $777 is expected to be uncollectible.  The Company did not acquire any other class of receivable as a result of the acquisition of these businesses.

A reconciliation of the Fair value of consideration transferred, as disclosed in the table above, to Payments for acquisitions, net of cash acquired, as reported in the Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2008 and 2009, is as follows:

	2008 Acquisitions	2009 Acquisitions
Cash consideration transferred	$34,139	$418,666
Payment of contingent consideration	-	2,000
Payment of acquisition-related liabilities	1,038	1,412
Payments for acquisitions, net of cash acquired	$35,177	$422,078

The $2,000 of contingent consideration paid during the nine months ended September 30, 2009 represented additional purchase price for an acquisition closed in 2007.  Acquisition-related liabilities are liabilities paid in the year shown above that were accrued for in a previous year.

During the three and nine month periods ended September 30, 2009, the Company incurred $897 and $4,179 of third-party acquisition-related costs.  These expenses are included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Income for the three and nine month periods ended September 30, 2009.

8.  INTANGIBLE ASSETS

Intangible assets, exclusive of goodwill, consist of the following at September 30, 2009:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Long-term franchise agreements and contracts	$188,610	$(17,530)	$171,080
Customer lists	55,541	(8,429)	47,112
Non-competition agreements	9,732	(5,593)	4,139
Other	23,156	(2,815)	20,341
	277,039	(34,367)	242,672
Nonamortized intangible assets:
Indefinite-lived intangible assets	116,160	-	116,160
Intangible assets, exclusive of goodwill	$393,199	$(34,367)	$358,832

The weighted-average amortization periods of long-term franchise agreements and contracts, customer lists and other intangibles acquired during the nine months ended September 30, 2009, are 33.0 years, 9.7 years and 38.1 years, respectively.

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

The weighted-average amortization periods of long-term franchise agreements and contracts, customer lists and non-competition agreements acquired during the year ended December 31, 2008, are 30.9 years, 9.6 years and 6.9 years, respectively.

Estimated future amortization expense for the next five years of amortizable intangible assets is as follows:

For the year ending December 31, 2009	$12,991
For the year ending December 31, 2010	$14,326
For the year ending December 31, 2011	$14,174
For the year ending December 31, 2012	$13,855
For the year ending December 31, 2013	$12,444

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

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

Summarized financial information concerning the Company’s reportable segments for the three and nine months ended September 30, 2008 and 2009, is shown in the following tables:

Three Months Ended September 30, 2008	Gross Revenues	Intercompany Revenues(b)	Net Revenue	Operating Income (Loss) Before Depreciation, Amortization and Gain (Loss) on Disposal of Assets(c)
Western	$145,355	$(12,909)	$132,446	$39,496
Central	89,333	(10,152)	79,181	21,646
Southern	72,136	(11,061)	61,075	16,878
Corporate(a)	-	-	-	3,125
	$306,824	$(34,122)	$272,702	$81,145

Three Months Ended September 30, 2009	Gross Revenues	Intercompany Revenues(b)	Net Revenue	Operating Income (Loss) Before Depreciation, Amortization and Gain (Loss) on Disposal of Assets(c)
Western	$185,233	$(22,143)	$163,090	$49,236
Central	85,899	(9,019)	76,880	25,657
Southern	90,654	(14,634)	76,020	23,032
Corporate(a)	-	-	-	1,872
	$361,786	$(45,796)	$315,990	$99,797

Nine Months Ended September 30, 2008	Gross Revenues	Intercompany Revenues(b)	Net Revenue	Operating Income (Loss) Before Depreciation, Amortization and Gain (Loss) on Disposal of Assets(c)
Western	$419,578	$(38,294)	$381,284	$114,412
Central	257,068	(29,341)	227,727	66,439
Southern	213,743	(32,719)	181,024	53,629
Corporate(a)	-	-	-	849
	$890,389	$(100,354)	$790,035	$235,329

Nine Months Ended September 30, 2009	Gross Revenues	Intercompany Revenues(b)	Net Revenue	Operating Income (Loss) Before Depreciation, Amortization and Gain (Loss) on Disposal of Assets(c)
Western	$517,375	$(62,969)	$454,406	$134,745
Central	245,632	(25,970)	219,662	72,995
Southern	246,362	(38,934)	207,428	66,298
Corporate(a)	-	-	-	(7,783)
	$1,009,369	$(127,873)	$881,496	$266,255

	Total Assets at December 31, 2008(e)	Total Assets at September 30,
Western	$1,075,168	$1,355,883
Central	614,738	653,708
Southern	599,623	745,541
Corporate(d)	310,828	51,714
	$2,600,357	$2,806,846

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
(c)      For those items included in the determination of operating income (loss) before depreciation, amortization and gain (loss) on disposal of assets, the accounting policies of the segments are the same as those described in the Company’s most recent Annual Report on Form 10-K.
(d)      Corporate assets include cash, net deferred tax assets, loan fees, equity investments, and corporate facility leasehold improvements and equipment.
(e)      Goodwill is included within total assets for each of the Company’s three geographic operating segments.  During the second quarter of 2008, the Company realigned its organizational structure, which reduced the number of its geographic operating segments from four to three.  This realignment resulted in the reallocation of goodwill among its segments.  The following tables show changes in goodwill during the nine months ended September 30, 2008 and 2009, by reportable segment:

	Western	Central	Southern	Total
Balance as of December 31, 2007
Goodwill	$257,915	$301,027	$252,107	$811,049
Accumulated impairment losses	-	-	-	-
	257,915	301,027	252,107	811,049
Goodwill acquired during the nine months ended September 30, 2008	8,862	5,557	44	14,463
Goodwill divested during the nine months ended September 30, 2008	(142)	-	-	(142)
Balance as of September 30, 2008
Goodwill	266,635	306,584	252,151	825,370
Accumulated impairment losses	-	-	-	-
Balance as of September 30, 2008	$266,635	$306,584	$252,151	$825,370

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

	Western	Central	Southern	Total
Balance as of December 31, 2008
Goodwill	$257,560	$313,145	$266,225	$836,930
Accumulated impairment losses	-	-	-	-
	257,560	313,145	266,225	836,930
Goodwill acquired during the nine months ended September 30, 2009	34,748	215	37,356	72,319
Goodwill divested during the nine months ended September 30, 2009	-	-	(1,526)	(1,526)
Balance as of September 30, 2009
Goodwill	292,308	313,360	302,055	907,723
Accumulated impairment losses	-	-	-	-
Balance as of September 30, 2009	$292,308	$313,360	$302,055	$907,723

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

A reconciliation of the Company’s primary measure of segment profitability (operating income (loss) before depreciation, amortization and gain (loss) on disposal of assets for reportable segments) to Income before income taxes in the Condensed Consolidated Statements of Income is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
Operating income (loss) before depreciation, amortization and gain (loss) on disposal of assets	$81,145	$99,797	$235,329	$266,255
Depreciation	(22,985)	(31,226)	(67,459)	(86,127)
Amortization of intangibles	(1,404)	(3,671)	(4,218)	(9,351)
Gain (loss) on disposal of assets	(61)	(139)	(569)	1,037
Interest expense	(9,956)	(12,259)	(30,697)	(36,817)
Interest income	145	134	507	1,275
Other income (expense)	(449)	879	(115)	1,055
Income before income taxes	$46,435	$53,515	$132,778	$137,327

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

The following table shows, for the periods indicated, the Company’s total reported revenues by service line and with intercompany eliminations:

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
Collection	$200,423	$235,735	$582,631	$672,030
Disposal and transfer	80,895	107,438	232,965	289,021
Recycling and other	25,506	18,613	74,793	48,318
	306,824	361,786	890,389	1,009,369
Less: intercompany elimination	(34,122)	(45,796)	(100,354)	(127,873)
Total revenues	$272,702	$315,990	$790,035	$881,496

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

At September 30, 2009, the Company’s derivative instruments included seven interest rate swap agreements as follows:

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

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

At September 30, 2009, the Company’s derivative instruments included nine fuel hedge agreements as follows:

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

* If the national U.S. on-highway average price for a gallon of diesel fuel (“average price”), as published by the Department of Energy, exceeds the contract price per gallon, the Company receives the difference between the average price and the contract price (multiplied by the notional gallons) from the counterparty.  If the average price is less than the contract price per gallon, the Company pays the difference to the counterparty.

The fair values of derivative instruments designated as cash flow hedges as of September 30, 2009, are as follows:

Derivatives Designated as Cash Flow Hedges	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other long-term liabilities	$1,146	Accrued liabilities(a)	$(15,041)
			Other long-term liabilities	(5,629)
Fuel hedges	Accrued liabilities(b)	276	Accrued liabilities(b)	(5,490)
	Other long-term liabilities	1,281	Other long-term liabilities	(1,414)
Total derivatives designated as cash flow hedges		$2,703		$(27,574)

(a)      Represents the estimated amount of the existing unrealized losses on interest rate swaps as of September 30, 2009 (based on the interest rate yield curve at that date), included in accumulated other comprehensive loss expected to be reclassified into pre-tax earnings within the next 12 months.  The actual amounts reclassified into earnings are dependent on future movements in interest rates.
(b)      The net balance of $5,214 represents the estimated amount of the existing unrealized losses on fuel hedges as of September 30, 2009 (based on the forward DOE diesel fuel index curve at that date), included in accumulated other comprehensive loss expected to be reclassified into pre-tax earnings within the next 12 months.  The actual amounts reclassified into earnings are dependent on future movements in diesel fuel prices.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

The following table summarizes the impact of the Company’s cash flow hedges on the results of operations, comprehensive income and accumulated other comprehensive loss (“AOCL”) as of and for the nine month period ended September 30, 2009:

Derivatives Designated as Cash Flow Hedges	Amount of Gain or (Loss) Recognized in AOCL on Derivatives, Net of Tax (Effective Portion) (a)	Statement of Income Classification	Amount of (Gain) or Loss Reclassified from AOCL into Earnings, Net of Tax (Effective Portion) (b), (c)
Interest rate swaps	$(2,564)	Interest expense	$7,654

Fuel hedges	(898)	Cost of operations	4,275
Total	$(3,462)		$11,929

(a)      In accordance with the derivatives and hedging guidance, the effective portions of the changes in fair values of interest rate swaps and fuel hedges have been recorded in equity as a component of AOCL.  As the critical terms of the interest rate swaps match the underlying debt being hedged, no ineffectiveness is recognized on these swaps and, therefore, all unrealized changes in fair value are recorded in AOCL.  Because changes in the actual price of diesel fuel and changes in the DOE index price do not offset exactly each reporting period, the Company assesses whether the fuel hedges are highly effective using the cumulative dollar offset approach.
(b)      Amounts reclassified from AOCL into earnings related to realized gains and losses on interest rate swaps are recognized when interest payments or receipts occur related to the swap contracts, which correspond to when interest payments are made on the Company’s hedged debt.
(c)      Amounts reclassified from AOCL into earnings related to realized gains and losses on fuel hedges are recognized when settlement payments or receipts occur related to the swap contracts, which correspond to when the underlying fuel is consumed.

The Company measures and records ineffectiveness on the fuel hedges in Cost of operations in the Condensed Consolidated Statements of Income on a monthly basis based on the difference between the DOE index price and the actual price of diesel fuel purchased, multiplied by the notional gallons on the contracts.  There was no significant ineffectiveness recognized on the fuel hedges during the nine months ended September 30, 2009.

See Note 13 for further discussion on the impact of the Company’s hedge accounting to its consolidated Comprehensive income and AOCL.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

11.  NET INCOME PER SHARE INFORMATION

The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income per common share attributable to the Company’s common stockholders for the three and nine months ended September 30, 2008 and 2009:

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
Numerator:
Net income attributable to Waste Connections for basic and diluted earnings per share	$27,609	$34,150	$75,635	$86,566

Denominator:
Basic shares outstanding	66,897,781	78,837,984	66,745,119	79,618,566
Dilutive effect of 2026 Notes	165,081	-	55,027	-
Dilutive effect of stock options and warrants	1,242,770	812,514	1,215,636	746,769
Dilutive effective of restricted stock	226,373	174,118	176,393	102,845
Diluted shares outstanding	68,532,005	79,824,616	68,192,175	80,468,180

For the three months ended September 30, 2008, none of the outstanding stock options and warrants to purchase shares of common stock were excluded from the computation of diluted earnings per share on the basis that they were anti-dilutive.  For the three months ended September 30, 2009, stock options and warrants to purchase 25,018 shares of common stock were excluded from the computation of diluted earnings per share as they were anti-dilutive.  For the nine months ended September 30, 2008 and 2009, stock options and warrants to purchase 177 and 41,578 shares of common stock, respectively, were excluded from the computation of diluted earnings per share as they were anti-dilutive.

The Company’s 2026 Notes are convertible, under certain circumstances, into a maximum of 5,882,354 shares of common stock.  The 2026 Notes require (subject to certain exceptions) payment of up to the principal value in cash and net share settlement of the conversion value in excess of the principal value of the Notes upon conversion.  The 2026 Notes were dilutive during the three and nine months ended September 30, 2008; therefore, in accordance with the earnings per share guidance, the Company has included within diluted shares outstanding the dilutive effect of the conversion value in excess of the principal value of the notes.  The 2026 Notes were not dilutive during the three and nine months ended September 30, 2009.  The conversion feature of the 2026 Notes meets all the requirements included within the derivatives guidance to be accounted for as an equity interest and not as a derivative.  Therefore, in the event the 2026 Notes become convertible, a holder electing to convert will receive a cash payment for up to the principal amount of the debt and net shares of the Company’s common stock equal to the value of the conversion spread.  The Company will apply the provisions of the new convertible debt pronouncement to compute any gain or loss upon conversion, as discussed in Note 2.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

12.  FAIR VALUE MEASUREMENTS

The Company uses a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement.  These tiers include:  Level 1, defined as quoted market prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, model-based valuation techniques for which all significant assumptions are observable in the market, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and Level 3, defined as unobservable inputs that are not corroborated by market data.

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

The Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2008 and September 30, 2009, were as follows:

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

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

	Fair Value Measurement at September 30, 2009 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap derivative instruments – liability position	$(19,524)	$-	$(19,524)	$-
Fuel hedge derivative instruments – liability position	$(5,347)	$-	$-	$(5,347)
Restricted assets	$25,702	$25,702	$-	$-

During the nine months ended September 30, 2009, there were no fair value measurements of assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition.

The following table summarizes the change in the fair value for Level 3 inputs for the nine months ended September 30, 2009:

Level 3 Inputs
Balance as of December 31, 2008	$(10,812)
Realized losses included in earnings	6,874
Unrealized gains included in Accumulated Other Comprehensive Loss	(1,409)
Balance as of September 30, 2009	$(5,347)

During the nine months ended September 30, 2008, there were no assets or liabilities measured at fair value using Level 3 inputs.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

13.      COMPREHENSIVE INCOME

Comprehensive income includes changes in the fair value of interest rate swaps and fuel hedges that qualify for hedge accounting.  The difference between net income and comprehensive income for the three and nine month periods ended September 30, 2008 and 2009 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
Net income	$31,422	$34,263	$86,627	$87,257
Unrealized gain (loss) on interest rate swaps and fuel hedges, net of tax expense (benefit) of $(490) and $(667) for the three months ended September 30, 2008 and 2009, respectively, and $(1,255) and $5,270 for the nine months ended September 30, 2008 and 2009, respectively	(777)	(1,096)	(1,989)	8,467
Comprehensive income	30,645	33,167	84,638	95,724
Comprehensive income attributable to noncontrolling interests	(3,813)	(113)	(10,992)	(691)
Comprehensive income attributable to Waste Connections	$26,832	$33,054	$73,646	$95,033

The components of other comprehensive income (loss) and related tax effects for the three and nine month periods ended September 30, 2008 and 2009 are as follows:

	Three months ended September 30, 2008
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$2,066	$(799)	$1,267
Changes in fair value of interest rate swaps	(3,333)	1,289	(2,044)
	$(1,267)	$490	$(777)

	Three months ended September 30, 2009
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$4,127	$(1,560)	$2,567
Fuel hedge amounts reclassified into cost of operations	2,379	(899)	1,480
Changes in fair value of interest rate swaps	(5,692)	2,152	(3,540)
Changes in fair value of fuel hedges	(2,577)	974	(1,603)
	$(1,763)	$667	$(1,096)

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

	Nine months ended September 30, 2008
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$4,714	$(1,825)	$2,889
Changes in fair value of interest rate swaps	(7,958)	3,080	(4,878)
	$(3,244)	$1,255	$(1,989)

	Nine months ended September 30, 2009
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$12,305	$(4,651)	$7,654
Fuel hedge amounts reclassified into cost of operations	6,874	(2,599)	4,275
Changes in fair value of interest rate swaps	(4,033)	1,469	(2,564)
Changes in fair value of fuel hedges	(1,409)	511	(898)
	$13,737	$(5,270)	$8,467

A rollforward of the amounts included in Accumulated other comprehensive loss, net of taxes, is as follows:

	Interest Rate Swaps	Fuel Hedges	Accumulated Other Comprehensive Loss
Balance at December 31, 2008	$(17,233)	$(6,704)	$(23,937)
Amounts reclassified into earnings	7,654	4,275	11,929
Change in fair value	(2,564)	(898)	(3,462)
Balance at September 30, 2009	$(12,143)	$(3,327)	$(15,470)

See Note 10 for further discussion on the Company’s derivative instruments.

14.  SHARE REPURCHASE PROGRAM

The Company’s Board of Directors has authorized a common stock repurchase program for the repurchase of up to $500,000 of its common stock.  See Note 16 for a description of changes authorized to the program subsequent to September 30, 2009.  Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion.  The timing and amounts of any repurchases will depend on many factors, including the Company’s capital structure, the market price of the common stock and overall market conditions.  During the nine months ended September 30, 2008 and 2009, the Company repurchased 1,041,271 and 1,557,628 shares, respectively, of its common stock under this program at a cost of $31,527 and $40,168, respectively.  As of September 30, 2009, the remaining maximum dollar value of shares available for repurchase under the program was approximately $40,049.  The Company’s policy related to repurchases of its common stock is to charge any excess of cost over par value entirely to additional paid-in capital.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

15.      COMMITMENTS AND CONTINGENCIES

The Company’s subsidiary, High Desert Solid Waste Facility, Inc. (formerly known as Rhino Solid Waste, Inc.) (“HDSWF”), owns undeveloped property in Chaparral, New Mexico, for which it sought a permit to operate a municipal solid waste landfill.  After a public hearing, the New Mexico Environment Department (the “Department”) approved the permit for the facility on January 30, 2002.  Colonias Development Council (“CDC”), a nonprofit organization, opposed the permit at the public hearing and appealed the Department’s decision to the courts of New Mexico, primarily on the grounds that the Department failed to consider the social impact of the landfill on the community of Chaparral, and failed to consider regional planning issues.  On July 18, 2005, in Colonias Dev. Council v. Rhino Envtl. Servs., Inc. (In re Rhino Envtl. Servs.), 2005 NMSC 24, 117 P.3d 939, the New Mexico Supreme Court remanded the matter back to the Department to conduct a limited public hearing on certain evidence that CDC claims was wrongfully excluded from consideration by the hearing officer, and to allow the Department to reconsider the evidence already proffered concerning the impact of the landfill on the surrounding community’s quality of life.  The parties have agreed to postpone the hearing until November 2010 at the earliest to allow the Company time to explore a possible relocation of the landfill to the approximately 325 acres of undeveloped land HDSWF purchased from the State of New Mexico in July 2009.  HDSWF expects to file a formal landfill permit application in late 2009 with the Department in an effort to relocate the landfill to that property.  At September 30, 2009, the Company had $11,251 of capitalized expenditures related to this landfill development project.  If the Company is not ultimately issued a permit to operate the landfill, the Company will be required to expense in a future period the $11,251 of capitalized expenditures, less the recoverable value of the undeveloped property and other amounts recovered, which would likely have a material adverse effect on the Company’s results of operations for that period.

The Company opened a municipal solid waste landfill in Harper County, Kansas in January 2006, following the issuance by the Kansas Department of Health and Environment (“KDHE”) of a final permit to operate the landfill.  The landfill has operated continuously since that time.  On October 3, 2005, landfill opponents filed a suit (Board of Comm’rs of Sumner County, Kansas, Tri-County Concerned Citizens and Dalton Holland v. Roderick Bremby, Sec’y of the Kansas Dep’t of Health and Env’t, et al.) in the District Court of Shawnee County, Kansas, seeking a judicial review of KDHE’s decision to issue the permit, alleging that a site analysis prepared for the Company and submitted to the KDHE as part of the process leading to the issuance of the permit was deficient in several respects.  The action sought to stay the effectiveness of the permit and to nullify it.  On April 7, 2006, the District Court issued an order denying the plaintiffs’ request for judicial review on the grounds that they lacked standing to bring the action.  The plaintiffs appealed this decision to the Kansas Court of Appeals, and on October 12, 2007, the Court of Appeals issued an opinion reversing and remanding the District Court’s decision.  The Company appealed the decision to the Kansas Supreme Court, and on July 25, 2008, the Supreme Court affirmed the decision of the Court of Appeals and remanded the case to the District Court for further proceedings on the merits.  Plaintiffs filed a second amended petition on October 22, 2008, and the Company filed a motion to strike various allegations contained within the second amended petition.  On July 2, 2009, the District Court granted in part and denied in part the Company’s motion to strike.  The District Court has also set a new briefing schedule, and it is anticipated that the briefing will be completed during the first half of 2010.  While the Company believes that it will prevail in this case, the District Court could remand the matter back to KDHE for additional review of its decision or could revoke the permit.  An order of remand to KDHE would not necessarily affect the Company’s continued operation of the landfill.  Only in the event that a final adverse determination with respect to the permit is received would there likely be a material adverse effect on the Company’s reported results of operations in the future.  The Company cannot estimate the amount of any such material adverse effect.

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

In March 2009, the parties executed and filed with the court a stipulation of settlement.  Under the terms of the stipulation of settlement, the Company reaffirmed and/or implemented certain corporate governance measures and the Company’s insurance carrier paid the court-approved fees and expenses of plaintiffs’ counsel.  The defendants expressly denied any wrongdoing and received a complete release of all claims.  Final court approval for the settlement was obtained and the court dismissed the cases with prejudice in July 2009.  The appeals period expired in August 2009.

On January 15, 2009, a complaint captioned Heath Belcher and Denessa Arguello v. Waste Connections, Inc., and Waste Connections of California, Inc. was filed in the United States District Court for the Eastern District of California, naming the Company and its subsidiary, Waste Connections of California, Inc., as defendants.  The complaint alleges violations under the Fair Labor Standards Act related to overtime compensation, and alleges violations under California labor laws related to overtime compensation, unpaid wages, meal and rest breaks, and wage statements.  The complaint also alleges violations under the California Unfair Competition Law based on the foregoing alleged violations.  The complaint seeks class certification and various forms of relief, including declaratory judgment, statutory penalties, unpaid back wages, liquidated damages, restitution, interest, and attorneys’ fees and costs. The Company has responded to the complaint and is contesting liability. The Company intends to vigorously defend this matter.  As with any litigation proceeding, the Company cannot predict with certainty the eventual outcome of this matter, nor can the Company estimate the amount of any losses that might result.

One of the Company’s subsidiaries, El Paso Disposal, LP (“EPD”), is a party to administrative proceedings before the National Labor Relations Board (“NLRB”).  In these proceedings, the union has alleged various unfair labor practices relating to the failure to reach agreement on first contracts and the resultant strike by, and the replacement of and a failure to recall, previous employees.  On April 29, 2009, following a hearing, an administrative law judge issued a recommended Decision and Order finding violations of the National Labor Relations Act by EPD and recommended to the NLRB that EPD take remedial actions, including such things as reinstating certain employees and their previous terms and conditions of employment, refraining from certain conduct, returning to the bargaining table and providing a “make whole” remedy.  EPD filed exceptions to the administrative law judge’s recommendations on June 30, 2009.  Thereafter, the parties exchanged answer and response briefs, and the matter is currently on appeal to the NLRB.  On July 27, 2009, the NLRB’s regional office in Phoenix, Arizona filed a petition in federal court seeking an injunction to reinstate the previous employees and order the parties to return to bargaining while the appeal is pending.  The hearing on the injunction was held on August 19, 2009, and the court has not yet issued its ruling.  Several related unfair labor practice charges alleging failure to bargain and improper recall were subsequently filed against EPD.  The charges were heard by an administrative law judge the week of August 24, 2009.  No decision has been issued as of this date.  EPD intends to continue to defend these proceedings vigorously.  At this point, the Company is unable to determine the likelihood of any outcome in this matter, nor is it able to estimate the amount or range of loss or the impact on the Company or its financial condition in the event of an unfavorable outcome.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

The Company and Potrero Hills Landfill, Inc. (“PHLF”), which the Company recently purchased from Republic Services, Inc., were named as real parties in interest in an amended complaint captioned Sustainability, Parks, Recycling and Wildlife Legal Defense Fund [SPRAWLDEF] v. County of Solano, Board of Supervisors for the County of Solano, which was filed in the Superior Court of California, County of Solano, on July 9, 2009 (the original complaint was filed on June 12, 2009).  This lawsuit seeks to compel the County of Solano to comply with Measure E, a ballot initiative and County ordinance passed in 1984 that the County has not enforced against PHLF for 25 years.  Measure E directs in part that the County of Solano shall not allow for the importation into the County of any solid waste which originated or was collected outside the County in excess of 95,000 tons per year.  PHLF disposes of approximately 900,000 tons of solid waste annually, approximately 600,000 tons of which originate from sources outside of Solano County.  The SPRAWLDEF lawsuit also seeks to overturn Solano County’s approval of the use permit for the expansion of the Potrero Hills Landfill and the related Environmental Impact Report (“EIR”), arguing that both violate Measure E and that the EIR violates the California Environmental Quality Act (“CEQA”).  Two similar actions seeking to enforce Measure E, captioned Northern California Recycling Association v. County of Solano and Sierra Club v. County of Solano, were filed in the same court on June 10, 2009 and August 10, 2009, respectively.  The Northern California Recycling Association (“NCRA”) case does not name the Company or any of its subsidiaries as parties and does not contain any CEQA claims.  The Sierra Club case names PHLF as a real party in interest, and seeks to overturn the conditional use permit for the expansion of the landfill on Measure E grounds (but does not raise CEQA claims).  These complaints follow a previous lawsuit concerning Measure E that NCRA filed against PHLF in the same court on July 22, 2008, prior to the Company’s acquisition of PHLF, but which NCRA later dismissed.  The Company and PHLF intend to defend these proceedings vigorously on Constitutional and other grounds.  At this point, the Company is unable to determine the likelihood of any outcome in this matter, nor is it able to estimate the amount or range of loss or the impact on the Company or its financial condition in the event of an unfavorable outcome.

In response to the pending three state court actions to enforce Measure E described above, the Company, PHLF and other waste hauling companies in California, Oregon, and Nevada that are damaged by Measure E and would be further damaged if Measure E was enforced filed a lawsuit to enjoin Measure E and have it declared unconstitutional.  On September 8, 2009, the coalition brought suit in the United States District Court for the Eastern District of California in Sacramento challenging Measure E under the Commerce Clause of the United State Constitution, captioned Potrero Hills Landfill, Inc. et al. v. County of Solano.  At this point, the Company is unable to determine the likelihood of any outcome in this matter, nor is it able to estimate the amount or range of loss or the impact on the Company or its financial condition in the event of an unfavorable outcome.

Individual members of SPRAWLDEF are also plaintiffs in the pending lawsuit filed in the same court on October 13, 2005, captioned Protect the Marsh, et al. v. County of Solano, et al., challenging the EIR that Solano County certified in connection with its approval of the expansion of the Potrero Hills Landfill on September 13, 2005.  The CEQA litigation is ongoing, and a motion to discharge the Superior Court’s writ of mandate directing the County to vacate and set aside its certification of the EIR was heard in August 2009, and a ruling is due by mid-November 2009.  At this point, the Company is unable to determine the likelihood of any outcome in this matter, nor is it able to estimate the amount or range of loss or the impact on the Company or its financial condition in the event of an unfavorable outcome.

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

In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business.  Except as noted in the legal cases described above, as of September 30, 2009, there is no current proceeding or litigation involving the Company that the Company believes will have a material adverse impact on its business, financial condition, results of operations or cash flows.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

16.  SUBSEQUENT EVENTS

On October 21, 2009, the Company’s Board of Directors authorized a $300,000 increase to the Company’s ongoing common stock repurchase program, increasing the total authorized amount the Company may repurchase from $500,000 to $800,000.  The Board also extended the program’s term through December 31, 2012.

On October 26, 2009, the Company entered into a First Supplement to Master Note Purchase Agreement with certain accredited institutional investors (the “First Supplement”), pursuant to which the Company issued and sold to the investors on that date $175,000 of senior unsecured notes due November 1, 2019 (the “2009A Notes”) in a private placement in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

The First Supplement was entered into pursuant to the terms and conditions of that certain Master Note Purchase Agreement, dated July 15, 2008, by and among the Company and certain accredited institutional investors (the “Master Note Agreement”).  On October 1, 2008, the Company issued and sold to the investors party to the Master Note Agreement $175,000 of senior unsecured notes due October 1, 2015 (the “2008A Notes”) in a private placement.  The 2009A Notes are one of a series of additional notes that may be issued pursuant to the Master Note Agreement.

The 2009A Notes bear interest at the fixed rate of 5.25% per annum with interest payable in arrears semi-annually on May 1 and November 1 beginning on May 1, 2010, and with principal payable at the maturity of the 2009A Notes on November 1, 2019.

The 2009A Notes are unsecured obligations and rank pari passu with the 2008A Notes and obligations under the Company’s senior unsecured revolving credit facility pursuant to its revolving credit agreement with Bank of America, N.A., as Administrative Agent, and the other lenders party thereto.  The Company used the proceeds from the sale of the 2009A Notes to reduce borrowings under its senior unsecured revolving credit facility.

The 2009A Notes are subject to representations, warranties, covenants and events of default.  Upon the occurrence of an event of default, payment of the 2009A Notes may be accelerated by the holders of the 2009A Notes.  The 2009A Notes may also be prepaid by the Company at any time at par plus a make whole amount determined in respect of the remaining scheduled interest payments on the 2009A Notes, using a discount rate of the then current market standard for United States treasury bills plus 0.50%.  In addition, the Company will be required to offer to prepay the 2009A Notes upon certain changes in control.

The Company may issue additional series of senior unsecured notes pursuant to the terms and conditions of the Master Note Agreement, provided that the purchasers of the 2008A Notes and the 2009A Notes shall not have any obligation to purchase any additional notes issued pursuant to the Master Note Agreement and the aggregate principal amount of the 2008A Notes, the 2009A Notes and any additional notes issued pursuant to the Master Note Agreement shall not exceed $500,000.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

On October 26, 2009, the Company elected to terminate two of its interest rate swap agreements in conjunction with issuing the 2009A Notes referenced above.  The Company terminated the interest rate swap in the amount of $75,000 that would have expired in March 2011 and the interest rate swap in the amount of $100,000 that would have expired in June 2011.  As a result of terminating these interest rate swaps, the Company will make a cash payment of approximately $9,500 to the counterparty of the swap agreements.  This payment will be recognized against the fair value of the derivative obligation recognized on the consolidated balance sheet immediately prior to the termination of the agreements.  Further, because the Company used the proceeds of the 2009A Notes to reduce the borrowings under its senior unsecured revolving credit facility, it is no longer probable that the forecasted transactions that were being hedged by these interest rate swap agreements will occur.  Therefore, the Company will record a charge of approximately $9,500 in the fourth quarter of 2009.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q are forward-looking in nature, including statements related to our ability to provide adequate cash to fund our operating activities, our ability to draw on our credit facility or raise additional capital, the impact of global economic conditions on our business and results of operations, the effects of seasonality on our business and results of operations, and our expectations with respect to the purchase of fuel and fuel prices.  These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates,” or the negative thereof or comparable terminology, or by discussions of strategy.

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

We are an integrated solid waste services company that provides solid waste collection, transfer, disposal and recycling services in mostly secondary markets in the Western and Southern U.S.  We also provide intermodal services for the rail haul movement of cargo and solid waste containers in the Pacific Northwest through a network of six intermodal facilities.  We seek to avoid highly competitive, large urban markets and instead target markets where we can provide either solid waste services under exclusive arrangements, or markets where we can be integrated and attain high market share.  In markets where waste collection services are provided under exclusive arrangements, or where waste disposal is municipally funded or available at multiple municipal sources, we believe that controlling the waste stream by providing collection services under exclusive arrangements is often more important to our growth and profitability than owning or operating landfills.  As of September 30, 2009, we served approximately two million residential, commercial and industrial customers from a network of operations in 26 states:  Alabama, Arizona, California, Colorado, Idaho, Illinois, Iowa, Kansas, Kentucky, Michigan, Minnesota, Mississippi, Montana, Nebraska, Nevada, New Mexico, North Carolina, Oklahoma, Oregon, South Carolina, South Dakota, Tennessee, Texas, Utah, Washington and Wyoming.  As of that date, we owned or operated a network of 139 solid waste collection operations, 55 transfer stations, 6 intermodal facilities, 37 recycling operations, 42 municipal solid waste landfills and two construction and demolition landfills.

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

	Three months ended September 30,				Nine months ended September 30,
	2008		2009		2008		2009
Collection	$200,423	65.3%	$235,735	65.2%	$582,631	65.4%	$672,030	66.6%
Disposal and transfer	80,895	26.4	107,438	29.7	232,965	26.2	289,021	28.6
Recycling and other	25,506	8.3	18,613	5.1	74,793	8.4	48,318	4.8
	306,824	100.0%	361,786	100.0%	890,389	100.0%	1,009,369	100.0%
Less: intercompany elimination	(34,122)		(45,796)		(100,354)		(127,873)
Total revenue	$272,702		$315,990		$790,035		$881,496

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

Summarized financial information concerning our reportable segments for the three and nine month periods ended September 30, 2008 and 2009 is shown in the following tables (in thousands):

Three Months Ended September 30, 2008	Net Revenue(a)	Operating Income (Loss) Before Depreciation, Amortization and Gain (Loss) on Disposal of Assets
Western	$132,446	$39,496
Central	79,181	21,646
Southern	61,075	16,878
Corporate	-	3,125
	$272,702	$81,145

Three Months Ended September 30, 2009	Net Revenue(a)	Operating Income (Loss) Before Depreciation, Amortization and Gain (Loss) on Disposal of Assets
Western	$163,090	$49,236
Central	76,880	25,657
Southern	76,020	23,032
Corporate	-	1,872
	$315,990	$99,797

Nine Months Ended September 30, 2008	Net Revenue(a)	Operating Income (Loss) Before Depreciation, Amortization and Gain (Loss) on Disposal of Assets
Western	$381,284	$114,412
Central	227,727	66,439
Southern	181,024	53,629
Corporate	-	849
	$790,035	$235,329

Nine Months Ended September 30, 2009	Net Revenue(a)	Operating Income (Loss) Before Depreciation, Amortization and Gain (Loss) on Disposal of Assets
Western	$454,406	$134,745
Central	219,662	72,995
Southern	207,428	66,298
Corporate	-	(7,783)
	$881,496	$266,255

(a)	Revenues are presented net of intercompany eliminations.

A reconciliation of Operating income (loss) before depreciation, amortization and gain (loss) on disposal of assets to Income before income taxes is included in Note 9 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Significant changes in revenue and operating income (loss) before depreciation, amortization and gain (loss) on disposal of assets for our reportable segments for the three and nine month periods ended September 30, 2009, compared to the three and nine month periods ended September 30, 2008, are discussed below:

Segment Revenue

Revenue in our Western segment increased $30.7 million, or 23.1%, to $163.1 million for the three months ended September 30, 2009, from $132.4 million for the three months ended September 30, 2008, and increased $73.1 million, or 19.2%, to $454.4 million for the nine months ended September 30, 2009, from $381.3 million for the nine months ended September 30, 2008.  For the three months ended September 30, 2009, the components of the revenue increase consisted of revenue acquired from acquisitions closed during, or subsequent to, the three months ended September 30, 2008 of $42.9 million and net price increases of $2.8 million, partially offset by volume decreases of $7.6 million, recyclable commodity sales decreases of $4.2 million and other revenue decreases of $3.2 million.  For the nine months ended September 30, 2009, the components of the revenue increase consisted of revenue acquired from acquisitions closed during, or subsequent to, the nine months ended September 30, 2008 of $104.5 million and net price increases of $11.0 million, partially offset by volume decreases of $16.7 million, recyclable commodity sales decreases of $15.2 million and other revenue decreases of $10.5 million.

Revenue in our Central segment decreased $2.3 million, or 2.9%, to $76.9 million for the three months ended September 30, 2009, from $79.2 million for the three months ended September 30, 2008, and decreased $8.0 million, or 3.5%, to $219.7 million for the nine months ended September 30, 2009, from $227.7 million for the nine months ended September 30, 2008.  For the three months ended September 30, 2009, the components of the revenue decrease consisted of volume decreases of $7.6 million and recyclable commodity sales decreases of $0.7 million, partially offset by revenue acquired from acquisitions closed during, or subsequent to, the three months ended September 30, 2008 of $4.6 million and net price increases of $1.4 million.  For the nine months ended September 30, 2009, the components of the revenue decrease consisted of volume decreases of $22.4 million and recyclable commodity sales decreases of $3.0 million, partially offset by revenue acquired from acquisitions closed during, or subsequent to, the nine months ended September 30, 2008 of $9.9 million and net price increases of $7.5 million.

Revenue in our Southern segment increased $14.9 million, or 24.5%, to $76.0 million for the three months ended September 30, 2009, from $61.1 million for the three months ended September 30, 2008, and increased $26.4 million, or 14.6%, to $207.4 million for the nine months ended September 30, 2009, from $181.0 million for the nine months ended September 30, 2008.  For the three months ended September 30, 2009, the components of the revenue increase consisted of revenue acquired from acquisitions closed during, or subsequent to, the three months ended September 30, 2008 of $19.0 million and net price increases of $0.6 million, partially offset by volume decreases of $4.3 million, recyclable commodity sales decreases of $0.2 million and other revenue decreases of $0.2 million.  For the nine months ended September 30, 2009, the components of the revenue increase consisted of revenue acquired from acquisitions closed during, or subsequent to, the nine months ended September 30, 2008 of $36.1 million, net price increases of $3.9 million, and other revenue increases of $0.7 million, partially offset by volume decreases of $13.5 million and recyclable commodity sales decreases of $0.8 million.

Segment Operating Income (Loss) before Depreciation, Amortization and Gain (Loss) on Disposal of Assets

Operating income (loss) before depreciation, amortization and gain (loss) on disposal of assets in our Western segment increased $9.7 million, or 24.7%, to $49.2 million for the three months ended September 30, 2009, from $39.5 million for the three months ended September 30, 2008, and increased $20.3 million, or 17.8%, to $134.7 million for the nine months ended September 30, 2009, from $114.4 million for the nine months ended September 30, 2008.  The increases were primarily due to income generated from acquisitions closed during, or subsequent to, the three and nine months ended September 30, 2008, and the following changes at operations owned in the comparable periods in 2008 and 2009:  decreased labor expenses; decreased fuel expense; decreased disposal and third party trucking and transportation expenses; decreased equipment parts and repairs expenses; and decreased expenses associated with the cost of purchasing recyclable commodities; partially offset by decreased revenues at operations owned in the comparable periods and increased legal expenses.

Operating income (loss) before depreciation, amortization and gain (loss) on disposal of assets in our Central segment increased $4.1 million, or 18.5%, to $25.7 million for the three months ended September 30, 2009, from $21.6 million for the three months ended September 30, 2008, and increased $6.6 million, or 9.9%, to $73.0 million for the nine months ended September 30, 2009, from $66.4 million for the nine months ended September 30, 2008.  The increases were primarily due to income generated from acquisitions closed during, or subsequent to, the three and nine months ended September 30, 2008, and the following changes at operations owned in the comparable periods in 2008 and 2009:  decreased labor expenses; decreased fuel expense; decreased equipment parts and repairs expenses; decreased disposal and decreased third party trucking and transportation expenses; and decreased auto and workers’ compensation insurance expense; partially offset by decreased revenues.

Operating income (loss) before depreciation, amortization and gain (loss) on disposal of assets in our Southern segment increased $6.1 million, or 36.5%, to $23.0 million for the three months ended September 30, 2009, from $16.9 million for the three months ended September 30, 2008, and increased $12.7 million, or 23.6%, to $66.3 million for the nine months ended September 30, 2009, from $53.6 million for the nine months ended September 30, 2008.  The increases were primarily due to income generated from acquisitions closed during, or subsequent to, the three and nine months ended September 30, 2008, and the following changes at operations owned in the comparable periods in 2008 and 2009:  decreased labor expenses; decreased fuel expense; decreased disposal and third party trucking and transportation expenses; partially offset by decreased revenues.

Operating income (loss) before depreciation, amortization and gain (loss) on disposal of assets at Corporate decreased $1.2 million, to an income total of $1.9 million for the three months ended September 30, 2009, from an income total of $3.1 million for the three months ended September 30, 2008, and decreased $8.6 million, to a loss total of $7.8 million for the nine months ended September 30, 2009, from an income total of $0.8 million for the nine months ended September 30, 2008.  Our estimated recurring corporate expenses, which can vary from the actual amount of incurred corporate expenses, are allocated to our three geographic operating segments.  The $1.2 million decrease in operating income for the three months ended September 30, 2009 was due primarily to direct acquisition costs that were charged to expense as required by our adoption of the new business combinations pronouncement, effective January 1, 2009.  The net operating losses for the nine month period ended September 30, 2009 were due primarily to charges recorded to establish or increase our liability for remaining rental expenses, net of estimated sublease rentals, at our prior corporate office facilities, direct acquisition costs that were charged to expense, and increased cash and stock-based incentive compensation expenses.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2009

The following table sets forth items in our condensed consolidated statements of income as a percentage of revenues for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of operations	60.4	57.1	59.9	57.9
Selling, general and administrative	9.9	11.3	10.3	11.8
Depreciation	8.4	9.9	8.6	9.8
Amortization of intangibles	0.5	1.2	0.5	1.1
Loss (gain) on disposal of assets	-	-	0.1	(0.1)
Operating income	20.8	20.5	20.6	19.5

Interest expense	(3.6)	(3.9)	(3.9)	(4.2)
Interest income	-	-	0.1	0.2
Other income (expense)	(0.2)	0.3	-	0.1
Income tax provision	(5.5)	(6.1)	(5.8)	(5.7)
Net income attributable to noncontrolling interests	(1.4)	-	(1.4)	(0.1)
Net income attributable to Waste Connections	10.1%	10.8%	9.6%	9.8%

Revenues.  Total revenues increased $43.3 million, or 15.9%, to $316.0 million for the three months ended September 30, 2009, from $272.7 million for the three months ended September 30, 2008.

Acquisitions closed during, or subsequent to, the three months ended September 30, 2008, increased revenues by approximately $66.4 million.

During the three months ended September 30, 2009, the net increase in prices charged to our customers was $4.9 million, consisting of $11.4 million of core price increases, partially offset by a $6.5 million reduction in surcharges primarily related to declining fuel costs.

Volume decreases in our existing business during the three months ended September 30, 2009, reduced revenues by approximately $19.5 million.  The net decrease in volume was primarily attributable to declines in roll off activity and landfill and transfer station volumes for operations owned in the comparable periods as a result of the economic recession currently affecting the United States.

Lower recyclable commodity prices during the three months ended September 30, 2009, decreased revenues by $5.1 million.  Price declines were primarily a result of decreased overseas demand for recyclable commodities.

Other revenues decreased by $3.4 million during the three months ended September 30, 2009, primarily due to a decline in cargo volume at our intermodal operations.

Total revenues increased $91.5 million, or 11.6%, to $881.5 million for the nine months ended September 30, 2009, from $790.0 million for the nine months ended September 30, 2008.

Acquisitions closed during, or subsequent to, the nine months ended September 30, 2008, increased revenues by approximately $150.6 million.

During the nine months ended September 30, 2009, the net increase in prices charged to our customers was $22.3 million, consisting of $39.1 million of core price increases, partially offset by a $16.8 million reduction in surcharges primarily related to declining fuel costs.

Volume decreases in our existing business during the nine months ended September 30, 2009, reduced revenues by approximately $52.6 million.  The net decrease in volume was primarily attributable to declines in roll off activity and landfill and transfer station volumes for operations owned in the comparable periods as a result of the economic recession currently affecting the United States.

Lower recyclable commodity prices during the nine months ended September 30, 2009, decreased revenues by $19.1 million.  Price declines were primarily a result of decreased overseas demand for recyclable commodities.

Other revenues decreased by $9.7 million during the nine months ended September 30, 2009, primarily due to a decline in cargo volume at our intermodal operations.

Cost of Operations.  Total cost of operations increased $15.9 million, or 9.7%, to $180.4 million for the three months ended September 30, 2009, from $164.5 million for the three months ended September 30, 2008.  The increase was primarily attributable to operating costs associated with acquisitions closed during, or subsequent to, the three months ended September 30, 2008, partially offset by decreased labor expenses due to headcount reductions at our operations owned in the comparable periods, decreased employee medical benefit expenses resulting from decreases in claims cost, decreased diesel fuel expense resulting from lower volumes consumed and lower prices, decreased disposal and third party trucking and transportation expenses due to decreased volumes, and decreased expenses associated with the cost of purchasing recyclable commodities due to recyclable commodity pricing declines.

Cost of operations as a percentage of revenues decreased 3.3 percentage points to 57.1% for the three months ended September 30, 2009, from 60.4% for the three months ended September 30, 2008.  The decrease as a percentage of revenues was primarily attributable to decreased third party trucking and transportation expenses, decreased employee medical benefit expenses, decreased fuel prices, and decreases in the cost of recyclable commodities.

Total cost of operations increased $37.3 million, or 7.9%, to $510.8 million for the nine months ended September 30, 2009, from $473.5 million for the nine months ended September 30, 2008.  The increase was attributable to operating costs associated with acquisitions closed during, or subsequent to, the nine months ended September 30, 2008, partially offset by decreased labor expenses due to headcount reductions at our operations owned in the comparable periods, decreased employee medical benefit expenses resulting from decreases in claims cost, decreased diesel fuel expense resulting from lower volumes consumed and lower prices, decreased disposal and third party trucking and transportation expenses due to decreased volumes, decreased major vehicle and equipment repairs and decreased expenses associated with the cost of purchasing recyclable commodities due to recyclable commodity pricing declines.

Cost of operations as a percentage of revenues decreased 2.0 percentage points to 57.9% for the nine months ended September 30, 2009, from 59.9% for the nine months ended September 30, 2008.  The decrease as a percentage of revenues was primarily attributable to decreased third party trucking and transportation expenses, decreased employee medical benefit expenses, decreased fuel prices and decreases in the cost of recyclable commodities.

SG&A.  SG&A expenses increased $8.8 million, or 32.4%, to $35.8 million for the three months ended September 30, 2009, from $27.0 million for the three months ended September 30, 2008.  The increase in SG&A expenses was primarily the result of additional personnel from acquisitions closed during, or subsequent to, the three months ended September 30, 2008, increased cash and stock-based incentive compensation expense, increased compensation expense to employees participating in our deferred compensation plan due to increased plan liabilities, and charging direct acquisition costs to SG&A expense as required by our adoption of the new business combinations pronouncement, effective January 1, 2009.

SG&A expenses as a percentage of revenues increased 1.4 percentage points to 11.3% for the three months ended September 30, 2009, from 9.9% for the three months ended September 30, 2008.  The increase as a percentage of revenues was primarily attributable to declines in revenues from operations owned in the comparable periods, increased cash and equity-based incentive compensation expenses, increased deferred compensation expense, and the aforementioned charge for direct acquisition costs.

SG&A expenses increased $23.2 million, or 28.6%, to $104.4 million for the nine months ended September 30, 2009, from $81.2 million for the nine months ended September 30, 2008.  The increase in SG&A expenses was primarily the result of additional personnel from acquisitions closed during, or subsequent to, the nine months ended September 30, 2008, increased cash and stock-based incentive compensation expense, increased compensation expense to employees participating in our deferred compensation plan due to increased plan liabilities, increased legal expenses, recording a charge to increase our liability for remaining rental expenses, net of estimated sublease rentals, at our prior corporate office facilities, and charging direct acquisition costs to SG&A expense.

SG&A expenses as a percentage of revenues increased 1.5 percentage points to 11.8% for the nine months ended September 30, 2009, from 10.3% for the nine months ended September 30, 2008.  The increase as a percentage of revenues was primarily attributable to declines in revenues from operations owned in the comparable periods, increased cash and equity-based incentive compensation expenses, increased deferred compensation expense, increased legal expenses, the aforementioned expense charge for our former corporate office facilities and the aforementioned charge for direct acquisition costs.

Depreciation.  Depreciation expense increased $8.2 million, or 35.9%, to $31.2 million for the three months ended September 30, 2009, from $23.0 million for the three months ended September 30, 2008.  Depreciation expense increased $18.6 million, or 27.7%, to $86.1 million for the nine months ended September 30, 2009, from $67.5 million for the nine months ended September 30, 2008.  The increases were primarily attributable to depreciation and depletion associated with acquisitions closed during, or subsequent to, the three and nine months ended September 30, 2008, and additions to our fleet and equipment purchased to support our existing operations, partially offset by reduced depletion expense at landfills owned during the three and nine month periods ended September 30, 2008 and 2009 due to lower landfill volumes.

Depreciation expense as a percentage of revenues increased 1.5 percentage points to 9.9% for the three months ended September 30, 2009, from 8.4% for the three months ended September 30, 2008.  Depreciation expense as a percentage of revenues increased 1.2 percentage points to 9.8% for the nine months ended September 30, 2009, from 8.6% for the nine months ended September 30, 2008.  The increases in depreciation expense as a percentage of revenues were due to the impact of declines in revenues from operations owned in the comparable periods, coupled with the aforementioned increased depreciation expense at existing and acquired operations and increased depletion expense at acquired operations.

Amortization of Intangibles.  Amortization of intangibles expense increased $2.3 million, or 161.5%, to $3.7 million for the three months ended September 30, 2009, from $1.4 million for the three months ended September 30, 2008.  Amortization of intangibles expense increased $5.2 million, or 121.7%, to $9.4 million for the nine months ended September 30, 2009, from $4.2 million for the nine months ended September 30, 2008.

Amortization of intangibles expense as a percentage of revenues increased 0.7 percentage points to 1.2% for the three months ended September 30, 2009, from 0.5% for the three months ended September 30, 2008.  Amortization of intangibles expense as a percentage of revenues increased 0.6 percentage points to 1.1% for the nine months ended September 30, 2009, from 0.5% for the nine months ended September 30, 2008.  These increases were primarily attributable to amortization on contracts, customer lists and other intangibles acquired during, or subsequent to, the three and nine months ended September 30, 2008.

Operating Income.  Operating income increased $8.1 million, or 14.2%, to $64.8 million for the three months ended September 30, 2009, from $56.7 million for the three months ended September 30, 2008.  Operating income increased $8.7 million, or 5.4%, to $171.8 million for the nine months ended September 30, 2009, from $163.1 million for the nine months ended September 30, 2008.  The increases were primarily attributable to increased revenues, partially offset by increased operating costs, increased SG&A expense, and increased depreciation expense and amortization of intangibles expense.

Operating income as a percentage of revenues decreased 0.3 percentage points to 20.5% for the three months ended September 30, 2009, from 20.8% for the three months ended September 30, 2008.  The decrease as a percentage of revenues was due to the previously described 1.4 percentage point increase in SG&A expense, and the combined 2.2 percentage point increase in depreciation expense and amortization of intangibles expense, partially offset by a 3.3 percentage point decrease in cost of operations.

Operating income as a percentage of revenues decreased 1.1 percentage points to 19.5% for the nine months ended September 30, 2009, from 20.6% for the nine months ended September 30, 2008.  The decrease as a percentage of revenues was due to the previously described 1.5 percentage point increase in SG&A expense, combined 1.8 percentage point increase in depreciation expense and amortization of intangibles expense, partially offset by a 2.0 percentage point decrease in cost of operations and a 0.2 percentage point change resulting from the recognition of a gain on the disposal of assets during the nine months ended September 30, 2009.

Interest Expense.  Interest expense increased $2.3 million, or 23.1%, to $12.3 million for the three months ended September 30, 2009, from $10.0 million for the three months ended September 30, 2008.  Interest expense increased $6.1 million, or 19.9%, to $36.8 million for the nine months ended September 30, 2009, from $30.7 million for the nine months ended September 30, 2008.  The increases were primarily attributable to increased average debt balances, partially offset by reduced average borrowing rates on the portion of our credit facility borrowings not fixed under interest rate swap agreements.

Interest Income.  Interest income increased $0.8 million to $1.3 million for the nine months ended September 30, 2009, from $0.5 million for the nine months ended September 30, 2008.  The increase was attributable to higher average cash balances.  We maintained higher cash balances, primarily between January and April 2009, in order to fund acquisitions that closed during the second quarter of 2009.

Income Tax Provision.  Income taxes increased $4.3 million, or 28.2%, to $19.3 million for the three months ended September 30, 2009, from $15.0 million for the three months ended September 30, 2008.  Income taxes increased $3.9 million, or 8.5%, to $50.1 million for the nine months ended September 30, 2009, from $46.2 million for the nine months ended September 30, 2008.

Our effective tax rates for the three months ended September 30, 2008 and 2009 were 32.3% and 36.0%, respectively.  Our effective tax rates for the nine months ended September 30, 2008 and 2009 were 34.8% and 36.5%, respectively.  As a result of our adoption of the new guidance on noncontrolling interests (effective January 1, 2009, as discussed in Note 2 to our Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q), the measurement of our effective tax rate has changed from previous years.  The adoption of the noncontrolling interests guidance resulted in an increase in our Income before income taxes due to the inclusion of Net income attributable to noncontrolling interests in this measure.  Net income attributable to noncontrolling interests, or what was previously referred to as “Minority Interests” expense, was historically shown as an expense in arriving at Income before income taxes.  Under the new noncontrolling interests guidance, amounts reported as Net income attributable to noncontrolling interests are now reported net of any applicable taxes.  Our 2008 effective tax rate has been remeasured and reported in a manner consistent with the current measurement approach.

During the three and nine months ended September 30, 2008, we recorded a reduction to the liability for uncertain tax positions of approximately $5.1 million due to the expiration of certain statute of limitations, of which $2.0 million was recorded as a reduction to income tax expense.

During the three and nine months ended September 30, 2009, we recorded a reduction to income tax expense of $0.4 million and $1.6 million, respectively, resulting from changes to the geographical apportionment of our state income taxes due to acquisitions closed in the current year and from current year changes to the state apportionment formulas used in certain states and the reconciliation of the income tax provision to the 2008 federal tax return, which was filed in September 2009.  Additionally, we recorded a reduction to the liability for uncertain tax positions of approximately $0.8 million due to the expiration of certain statute of limitations, which was recorded as a reduction to income tax expense.

Net Income Attributable to Noncontrolling Interests.  Net income attributable to noncontrolling interests decreased $3.7 million, or 97.0%, to $0.1 million for the three months ended September 30, 2009, from $3.8 million for the three months ended September 30, 2008.  Net income attributable to noncontrolling interests decreased $10.3 million, or 93.7%, to $0.7 million for the nine months ended September 30, 2009, from $11.0 million for the nine months ended September 30, 2008.  The decreases were primarily due to our acquisition in November 2008 of the remaining 49% interest in Pierce County Recycling, Composting and Disposal, LLC and Pierce County Landfill Management, Inc. (“PCRCD”).  During the three and nine months ended September 30, 2008, net income attributable to PCRCD was $3.6 million and $10.4 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain cash flow information for the nine months ended September 30, 2008 and 2009 (in thousands):

	September 30,
	2008	2009
Net cash provided by operating activities	$194,661	$242,245
Net cash used in investing activities	(114,163)	(504,920)
Net cash provided by financing activities	275,328	7,432
Net increase (decrease) in cash and equivalents	355,826	(255,243)
Cash and equivalents at beginning of period	10,298	265,264
Cash and equivalents at end of period	$366,124	$10,021

Operating Activities Cash Flows

For the nine months ended September 30, 2009, net cash provided by operating activities was $242.2 million.  For the nine months ended September 30, 2008, net cash provided by operating activities was $194.7 million.  The $47.5 million net increase in cash provided by operating activities was attributable to a $0.7 million increase in net income and a $46.8 million increase in the components of the reconciliation of net income to net cash provided by operating activities.  The primary changes comprising the $46.8 million increase in the components of the reconciliation of net income to net cash provided by operating activities consist of the following:

1)	An increase in depreciation and amortization expense of $23.8 million;

2)	An increase in deferred taxes of $4.3 million primarily due to recording basis differences for certain assets related to acquisitions;

3)
An increase of $5.0 million attributable to a decrease in the excess tax benefit associated with equity-based compensation, due to a reduction in stock option exercises resulting in reduced taxable income recognized by employees that is tax deductible to us; and

4)
An increase in cash flows from operating assets and liabilities, net of effects from acquisitions, of $13.7 million to $19.6 million for the nine months ended September 30, 2009, from $5.9 million for the nine months ended September 30, 2008.  The significant components of the $19.6 million in cash flows from changes in operating assets and liabilities include the following:

a)	an increase from accounts payable of $17.3 million due primarily to the timing of payments for operating activities;

b)
an increase from accrued liabilities of $8.5 million due primarily to an increase in accrued interest due to the interest payment timing of our 2015 Senior Notes and 2026 Notes, which pay interest semi-annually on April 1 and October 1, increased accruals for cash-based employee incentive compensation expense and increased accruals for employee medical expenses and auto and workers’ compensation claims due to the timing of claims incurred;  less,

c)	a decrease from accounts receivable of $6.8 million due to increased revenues.

As of September 30, 2009, we had a working capital deficit of $49.1 million, including cash and equivalents of $10.0 million.  Our working capital decreased $262.8 million from a working capital surplus of $213.7 million at December 31, 2008.  Our decreased cash and working capital positions at September 30, 2009, were primarily due to funding the acquisition of certain operations from Republic Services, Inc.  To date, we have experienced no loss or lack of access to our cash or cash equivalents; however, we can provide no assurances that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.  Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements, to reduce our indebtedness under our credit facility and to minimize our cash balances.

Investing Activities Cash Flows

Net cash used in investing activities increased $390.7 million to $504.9 million for the nine months ended September 30, 2009, from $114.2 million for the nine months ended September 30, 2008.  The significant components of the increase include the following:

1)	An increase in payments for acquisitions of $386.9 million;

2)	An increase in capital expenditures for property and equipment of $4.8 million; less,

3)	An increase in cash proceeds from the disposal of assets of $2.9 million, due primarily to the disposal of our operations in Lubbock, TX.

Financing Activities Cash Flows

Net cash flows provided by financing activities decreased $267.9 million to $7.4 million for the nine months ended September 30, 2009, from $275.3 million for the nine months ended September 30, 2008.  The significant components of the decrease include the following:

1)
During the nine months ended September 30, 2008, net proceeds from the sale of stock in a public offering were $393.9 million.  There were no sales of stock in a public offering during the nine months ended September 30, 2009;

2)	A decrease in proceeds from option and warrant exercises of $12.3 million due to a decrease in the number of options and warrants exercised in 2009;

3)	An increase in payments to repurchase our common stock of $8.6 million;

4)
A decrease in the excess tax benefit associated with equity-based compensation of $5.0 million, due to the aforementioned decrease in options and warrants exercised in 2009, which resulted in decreased taxable income, recognized by employees, that is tax deductible by us; less,

5)	An increase in net long-term borrowings of $134.5 million, with the net proceeds primarily used to fund acquisition opportunities; less,

6)	A change in book overdraft of $8.9 million resulting from fluctuations in our outstanding cash balances at banks for which outstanding check balances can be offset; less,

7)	A decrease in the amounts distributed to non-controlling interests of $8.2 million due to the aforementioned purchase of the remaining 49% interest in PCRCD.

Our business is capital intensive.  Our capital requirements include acquisitions and fixed asset purchases.  We will also make capital expenditures for landfill cell construction, landfill development, landfill closure activities and intermodal facility construction in the future.

We made $84.3 million in capital expenditures during the nine months ended September 30, 2009.  We expect to make capital expenditures of approximately $135 million in 2009 in connection with our existing business, of which approximately $10 million to $15 million consists of the acceleration of 2010 capital needs into 2009 expenditures.  We intend to fund our planned 2009 capital expenditures principally through internally generated funds and borrowings under our credit facility.  In addition, we may make substantial additional capital expenditures in acquiring solid waste collection and disposal businesses.  If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity.  We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities.  We believe that our cash and equivalents, credit facility and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future.  However, disruptions in the capital and credit markets, as were experienced during 2008, could adversely affect our ability to draw on our credit facility or raise other capital.  Our access to funds under the credit facility is dependent on the ability of the banks that are parties to the facility to meet their funding commitments.  Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.

As of September 30, 2009, we had $461.0 million outstanding under our credit facility, exclusive of outstanding stand-by letters of credit of $87.4 million.  As of September 30, 2009, we were in compliance with all applicable covenants in our credit facility.  On October 26, 2009, we entered into a First Supplement to Master Note Purchase Agreement with certain accredited institutional investors, pursuant to which we issued and sold to the investors on that date $175 million of senior unsecured notes due November 1, 2019 in a private placement.  In conjunction with this, we elected to terminate two of our existing interest rate swap agreements.  Please see Note 16 to our Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q for further details of these transactions.

As of September 30, 2009, we had the following contractual obligations (in thousands):

	Payments Due by Period
Recorded Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years
Long-term debt	$893,825	$2,686	$665,716	$3,409	$222,014
Cash interest payments	$147,651	$41,972	$58,661	$24,072	$22,946

Long-term debt payments include:

1)
$461.0 million in principal payments due 2012 related to our credit facility.  Our credit facility bears interest, at our option, at either the base rate plus the applicable base rate margin (approximately 3.25% at September 30, 2009) on base rate loans, or the Eurodollar rate plus the applicable Eurodollar margin (approximately 0.87% at September 30, 2009) on Eurodollar loans.  As of September 30, 2009, our credit facility allowed us to borrow up to $845 million.

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

4)
$50.8 million in principal payments related to our tax-exempt bonds, of which $10.3 million bears interest at fixed rates (between 7.0% and 7.25%) and $40.5 million bears interest at variable rates (between 0.37% and 0.50%) at September 30, 2009.  The tax-exempt bonds have maturity dates ranging from 2012 to 2033.

5)
$5.0 million in principal payments related to our notes payable to sellers.  Our notes payable to sellers bear interest at rates between 6.05% and 10.35% at September 30, 2009, and have maturity dates ranging from 2010 to 2036.

6)
$2.0 million in principal payments related to our notes payable to third parties.  Our notes payable to third parties bear interest at rates between 1.0% and 10.9% at September 30, 2009, and have maturity dates ranging from 2010 to 2019.

The following assumptions were made in calculating cash interest payments:

1)
We calculated cash interest payments on the credit facility using the Eurodollar rate plus the applicable Eurodollar margin at September 30, 2009.  We assumed the credit facility is paid off when the credit facility matures in 2012.

2)	We calculated cash interest payments on our interest rate swaps using the stated interest rate in the swap agreement less the Eurodollar rate through the term of the swaps.

3)	We calculated cash interest payments on the tax-exempt bonds using the interest rate at September 30, 2009.

The total liability for uncertain tax positions at September 30, 2009 is approximately $1 million.  We are not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, we do not expect a significant payment related to this liability within the next year.

	Amount of Commitment Expiration Per Period
	(amounts in thousands)
Unrecorded Obligations(1)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years
Operating leases	$72,438	$8,498	$15,459	$12,709	$35,772
Unconditional purchase obligations	8,671	8,671	-	-	-
	$81,109	$17,169	$15,459	$12,709	$35,772

(1)	We are party to operating lease agreements and unconditional purchase obligations. These lease agreements and purchase obligations are established in the ordinary course of our business and are designed to provide us with access to facilities and products at competitive, market-driven prices. At September 30, 2009, our unconditional purchase obligations consist of multiple fixed-price fuel purchase contracts under which we have 3.5 million gallons remaining to be purchased for a total of $8.7 million, plus taxes and transportation costs upon delivery. The current fuel purchase contracts expire on or before June 30, 2010.

We have obtained financial surety bonds, primarily to support our financial assurance needs and landfill operations.  We provided customers and various regulatory authorities with surety bonds in the aggregate amounts of approximately $161.8 million and $259.4 million at December 31, 2008 and September 30, 2009, respectively.  These arrangements have not materially affected our financial position, results of operations or liquidity during the nine months ended September 30, 2009, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

From time to time, we evaluate our existing operations and their strategic importance to us.  If we determine that a given operating unit does not have future strategic importance, we may sell or otherwise dispose of those operations.  Although we believe our reporting units would not be impaired by such dispositions, we could incur losses on them.

The disposal tonnage that we received in the nine months ended September 30, 2008 and 2009, at all of our landfills during the respective period, is shown below (tons in thousands):

	Nine months ended September 30,
	2008		2009
	Number of Sites	Total Tons	Number of Sites	Total Tons
Owned landfills and landfills operated under life-of-site agreements	29	6,411	37	7,922
Operated landfills	7	694	7	591
	36	7,105	44	8,513

FREE CASH FLOW

We are providing free cash flow, a non-GAAP financial measure, because it is widely used by investors as a valuation and liquidity measure in the solid waste industry.  This measure should be used in conjunction with GAAP financial measures.  Management uses free cash flow as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations.  We define free cash flow as net cash provided by operating activities plus proceeds from disposal of assets and excess tax benefit associated with equity-based compensation, plus or minus change in book overdraft, less capital expenditures for property and equipment and distributions to noncontrolling interests.  Other companies may calculate free cash flow differently.  Our free cash flow for the nine months ended September 30, 2008 and 2009, is calculated as follows (amounts in thousands):

	Nine months ended September 30,
	2008	2009
Net cash provided by operating activities	$194,661	$242,245
Change in book overdraft	(8,835)	47
Plus: Proceeds from disposal of assets	1,499	4,348
Plus: Excess tax benefit associated with equity-based compensation	5,647	696
Less: Capital expenditures for property and equipment	(79,536)	(84,289)
Less: Distributions to noncontrolling interests	(8,232)	-
Free cash flow	$105,204	$163,047

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

At September 30, 2009, our derivative instruments included seven interest rate swap agreements that effectively fix the interest rate on the applicable notional amounts of our variable rate debt as follows (dollars in thousands):

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

Under derivatives and hedging guidance, all the interest rate swap agreements are considered cash flow hedges for a portion of our variable rate debt, and we apply hedge accounting to account for these instruments.  The notional amounts and all other significant terms of the swap agreements are matched to the provisions and terms of the variable rate debt being hedged.

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged floating rate debt.  Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions.  Actual market movements may vary significantly from our assumptions.  Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements.  We are exposed to cash flow risk due to changes in interest rates with respect to the unhedged floating rate balances owed at December 31, 2008 and September 30, 2009, of $43.2 million and $101.6 million, respectively, including floating rate debt under our credit facility and floating rate municipal bond obligations.  A one percent increase in interest rates on our variable-rate debt as of December 31, 2008 and September 30, 2009, would decrease our annual pre-tax income by approximately $0.4 million and $1.0 million, respectively.  All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations, subject to counterparty default risk.

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

At September 30, 2009, our derivative instruments included nine fuel hedge agreements as follows:

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

*
If the national U.S. on-highway average price for a gallon of diesel fuel (“average price”), as published by the Department of Energy, exceeds the contract price per gallon, we receive the difference between the average price and the contract price (multiplied by the notional gallons) from the counterparty.  If the average price is less than the contract price per gallon, we pay the difference to the counterparty.

Under derivatives and hedging guidance, all the fuel hedges are considered cash flow hedges for a portion of our forecasted diesel fuel purchases, and we apply hedge accounting to account for these instruments.

Additionally, in 2008 and 2009, we entered into multiple fixed-price fuel purchase contracts for a total of 11.2 million gallons of diesel fuel, which expire on or before June 30, 2010.  As of September 30, 2009, we had 3.5 million gallons remaining to be purchased for a total unconditional purchase obligation of $8.7 million, plus taxes and transportation upon delivery.

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged diesel fuel purchases.  Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions.  Actual market movements may vary significantly from our assumptions.  Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements.  For the year ending December 31, 2009, we expect to purchase approximately 26.0 million gallons of diesel fuel, of which 8.3 million gallons will be purchased at market prices, 7.2 million gallons will be purchased at prices that are fixed under our fuel hedges, and 10.5 million gallons will be purchased under our fixed price fuel purchase contracts.  During the three month period of October 1, 2009 to December 31, 2009, we expect to purchase approximately 2.0 million gallons of unhedged diesel fuel at market prices; therefore, a $0.10 per gallon increase in the price of fuel over the remaining three months in 2009 would decrease our pre-tax income during this period by approximately $0.2 million.

We market a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals.  We own and operate 37 recycling processing operations and sell other collected recyclable materials to third parties for processing before resale.  Certain of our municipal recycling contracts in the state of Washington specify benchmark resale prices for recycled commodities.  If the prices we actually receive for the processed recycled commodities collected under the contract exceed the prices specified in the contract, we share the excess with the municipality, after recovering any previous shortfalls resulting from actual market prices falling below the prices specified in the contract.  To reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties.  In the event of a decline in recycled commodity prices, a 10% decrease in average recycled commodity prices from the average prices that were in effect during the nine months ended September 30, 2008 and 2009, would have had a $3.3 million and $1.8 million impact on revenues for the nine months ended September 30, 2008 and 2009, respectively.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2009, that our disclosure controls and procedures were effective at the reasonable assurance level such that information required to be disclosed in our Exchange Act reports:  (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2009, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

No material developments occurred during the quarterly period ended September 30, 2009 in the legal proceeding involving Colonias Dev. Council v. Rhino Envtl. Servs., Inc. (In re Rhino Envtl. Servs.) described in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, except that the parties have agreed to postpone the hearing concerning the matter until November 2010 at the earliest to allow our subsidiary, High Desert Solid Waste Facility, Inc., time to explore a possible relocation of the landfill to the approximately 325 acres of undeveloped land it purchased from the State of New Mexico in July 2009.  Refer to Note 15 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q for a description of this legal proceeding.

No material developments occurred during the quarterly period ended September 30, 2009 in the legal proceeding involving Board of Comm’rs of Sumner County, Kansas, Tri-County Concerned Citizens and Dalton Holland v. Roderick Bremby, Sec’y of the Kansas Dep’t of Health and Env’t, et al. described in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009.  Refer to Note 15 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q for a description of this legal proceeding.

No material developments occurred during the quarterly period ended September 30, 2009 in the legal proceeding involving the Travis v. Mittelstaedt, et al. and Pierce and Banister v. Mittelstaedt, et al. derivative lawsuits described in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, except that with respect to the Travis and Pierce and Banister cases, the appeals period related to the final settlement of the consolidated case expired in August 2009.  Refer to Note 15 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q for a description of this legal proceeding.

No material developments occurred during the quarterly period ended September 30, 2009 in the legal proceeding involving Heath Belcher and Denessa Arguello v. Waste Connections, Inc., and Waste Connections of California, Inc. described in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009.  Refer to Note 15 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q for a description of this legal proceeding.

No material developments occurred during the quarterly period ended September 30, 2009 in the legal proceeding involving the April 29, 2009 administrative law judge recommended Decision and Order finding violations of the National Labor Relations Act by one of our subsidiaries, El Paso Disposal, LP, or EPD, described in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, except that the hearing on the injunction was held on August 19, 2009; no ruling has yet been issued.  Several additional unfair labor practice charges were subsequently filed against EPD alleging improper employee recall and failure to bargain.  The charges were heard by an administrative law judge the week of August 24, 2009.  The parties have submitted their briefs.  No decision has been issued.  Refer to Note 15 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q for a description of this legal proceeding.

In the legal proceedings in state court involving the CEQA and Measure E litigation related to our subsidiary, Potrero Hills Landfill, Inc., described in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, the only material development that occurred during the quarterly period ending September 30, 2009 was the filing of Sierra Club v. County of Solano on August 10, 2009.  That case, which is substantially similar to the existing state cases described in the June 30, 2009 Quarterly Report, names Potrero Hills Landfill, Inc. as a real party in interest.  In response to the pending legal proceedings related to the Potrero Hills Landfill in state court, on September 8, 2009, we joined a coalition of waste hauling companies and brought suit in federal court in Sacramento, challenging Measure E under the Commerce Clause of the United States Constitution.  Immediately thereafter, we filed requests to stay the state cases on September 14, 2009 while the federal lawsuit is pending, as did Solano County, and the plaintiffs in the state actions have intervened in our federal case and sought dismissal on jurisdictional and standing issues.  A hearing on the opponents’ motions to dismiss the federal case is scheduled for November 2009.  Refer to Note 15 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q for a description of the state and federal legal proceedings related to the Potrero Hills Landfill.

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

In addition, we are a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business.  Except as noted in the legal cases described above, and in Note 15 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q, as of September 30, 2009, there is no current proceeding or litigation involving us that we believe will have a material adverse impact on our business, financial condition, results of operations or cash flows.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has authorized a common stock repurchase program for the repurchase of up to $500 million of our common stock through December 31, 2009.  See Part II, Item 5 of this Quarterly Report on Form 10-Q for a description of changes authorized to the progrem subsequent to September 30, 2009. Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion.  The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of our common stock and overall market conditions.  As of September 30, 2009, we have repurchased 18.8 million shares of our common stock at a cost of $468.9 million, $460.0 million of which was under the program.  The table below reflects repurchases we have made for the three months ended September 30, 2009 (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
7/1/09 – 7/31/09	1,307,694	$25.41	1,307,694	$46,995
8/1/09 – 8/31/09	241,084	27.83	241,084	40,286
9/1/09 – 9/30/09	8,850	26.77	8,850	40,049
	1,557,628	25.79	1,557,628

(1)	This amount represents the weighted average price paid per common share. This price includes a per share commission paid for all repurchases.

Item 5.     Other Information

On October 21, 2009, our Board of Directors authorized a $300 million increase to our ongoing common stock repurchase program, increasing the total authorized amount we may repurchase from $500 million to $800 million.  The Board also extended the program’s term through December 31, 2012.

On October 26, 2009, we and our subsidiaries (collectively, the “Company”) entered into a First Supplement to Master Note Purchase Agreement with certain accredited institutional investors (the “First Supplement”), pursuant to which the Company issued and sold to the investors on that date $175 million of senior unsecured notes due November 1, 2019 (the “2009A Notes”) in a private placement in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

The First Supplement was entered into pursuant to the terms and conditions of that certain Master Note Purchase Agreement, dated July 15, 2008, by and among the Company and certain accredited institutional investors (the “Master Note Agreement”).  On October 1, 2008, the Company issued and sold to the investors party to the Master Note Agreement $175 million of senior unsecured notes due October 1, 2015 (the “2008A Notes”) in a private placement.  The 2009A Notes are one of a series of additional notes that may be issued pursuant to the Master Note Agreement.

The 2009A Notes bear interest at the fixed rate of 5.25% per annum with interest payable in arrears semi-annually on May 1 and November 1 beginning on May 1, 2010, and with principal payable at the maturity of the 2009A Notes on November 1, 2019.

The 2009A Notes are unsecured obligations and rank pari passu with the 2008A Notes and obligations under the Company’s senior unsecured revolving credit facility pursuant to its revolving credit agreement with Bank of America, N.A., as Administrative Agent, and the other lenders party thereto.  The Company used the proceeds from the sale of the 2009A Notes to reduce borrowings under its senior unsecured revolving credit facility.

The 2009A Notes are subject to representations, warranties, covenants and events of default.  Upon the occurrence of an event of default, payment of the 2009A Notes may be accelerated by the holders of the 2009A Notes.  The 2009A Notes may also be prepaid by the Company at any time at par plus a make whole amount determined in respect of the remaining scheduled interest payments on the 2009A Notes, using a discount rate of the then current market standard for United States treasury bills plus 0.50%.  In addition, the Company will be required to offer to prepay the 2009A Notes upon certain changes in control.

The Company may issue additional series of senior unsecured notes pursuant to the terms and conditions of the Master Note Agreement, provided that the purchasers of the 2008A Notes and the 2009A Notes shall not have any obligation to purchase any additional notes issued pursuant to the Master Note Agreement and the aggregate principal amount of the 2008A Notes, the 2009A Notes and any additional notes issued pursuant to the Master Note Agreement shall not exceed $500 million.

The above description of the First Supplement does not purport to be complete and is qualified in its entirety by reference to the First Supplement, which is filed as an exhibit to this Quarterly Report on Form 10-Q and incorporated by reference herein.  The above description of the Master Note Agreement does not purport to be complete and is qualified in its entirety by reference to the Master Note Agreement, which is filed as an exhibit to our current Report on Form 8-K, filed with the Securities and Exchange Commission on July 18, 2008, and incorporated by reference herein.

Item 6.	Exhibits

See Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASTE CONNECTIONS, INC.

Date: October 27, 2009	BY:	/s/ Ronald J. Mittelstaedt
Ronald J. Mittelstaedt,
Chief Executive Officer

Date: October 27, 2009	BY:	/s/ Worthing F. Jackman
Worthing F. Jackman,
Executive Vice President and Chief Financial Officer

Exhibit Number	Description of Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on July 24, 2007)

3.2	Third Amended and Restated Bylaws of the Registrant, effective May 15, 2009 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on April 23, 2009)

4.1	Master Note Purchase Agreement, dated July 15, 2008 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on July 18, 2008)

4.2	First Supplement to Master Note Purchase Agreement, dated as of October 26, 2009

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350