Form 10-K
period 2009-12-31
WASTE CONNECTIONS, INC.
filed 2010-02-09
CIK 1057058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission File No. 1-31507
WASTE CONNECTIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3283464 (I.R.S. Employer Identification No.)

2295 Iron Point Road Suite 200 Folsom, California (Address of principal executive offices)	95630 (Zip Code)
(916) 608-8200
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share (Title of each class)	New York Stock Exchange (Name of each exchange on which registered)
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of June 30, 2009, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant, based on the closing sales price for the registrant’s common stock, as reported on the New York Stock Exchange, was $2,059,298,429.
Number of shares of common stock outstanding as of January 22, 2010: 78,672,369
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

WASTE CONNECTIONS, INC.
ANNUAL REPORT ON FORM 10-K

i

PART I

ITEM 1.	BUSINESS
Our Company
Waste Connections, Inc. is an integrated solid waste services company that provides solid waste collection, transfer, disposal and recycling services in mostly secondary markets in the Western and Southern U.S. We serve approximately two million residential, commercial and industrial customers from a network of operations in 26 states: Alabama, Arizona, California, Colorado, Idaho, Illinois, Iowa, Kansas, Kentucky, Michigan, Minnesota, Mississippi, Montana, Nebraska, Nevada, New Mexico, North Carolina, Oklahoma, Oregon, South Carolina, South Dakota, Tennessee, Texas, Utah, Washington and Wyoming. As of December 31, 2009, we owned or operated a network of 134 solid waste collection operations, 55 transfer stations, 37 recycling operations and 43 active landfills. In addition, we provided intermodal services for the rail haul movement of cargo and solid waste containers in the Pacific Northwest through a network of six intermodal facilities.
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
Control the Waste Stream. In markets where waste collection services are provided under exclusive arrangements, or where waste disposal is municipally funded or available at multiple municipal sources, we believe that controlling the waste stream by providing collection services is often more important to our profitability and growth than owning or operating landfills. In addition, contracts in some Western U.S. markets dictate the disposal facility to be used. The large size of many western states increases the cost of interstate and long haul disposal, heightening the effects of regulations that direct or otherwise restrict waste disposal, which may make it more difficult for a landfill to obtain the disposal volume necessary to operate profitably. In markets with these characteristics, we believe that landfill ownership or vertical integration is not as critical to our success.
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

We currently deliver our services from approximately 165 operating locations grouped into three regions. We manage and evaluate our business on the basis of the regions’ geographic characteristics, interstate waste flow, revenue base, employee base, regulatory structure and acquisition opportunities. Each region has a regional vice president and a regional controller, reporting directly to our corporate management. These regional officers are responsible for operations and accounting in their regions and supervise their regional staff. See Note 14 to the consolidated financial statements for segment information related to our operations.
Each operating location has a district or site manager who has a high degree of autonomous service and decision-making authority for his or her operations and is responsible for maintaining service quality, promoting safety, implementing marketing programs and overseeing day-to-day operations, including contract administration. Local managers also help identify acquisition candidates and are responsible for integrating acquired businesses into our operations and obtaining the permits and other governmental approvals required for us to operate.
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
Generate Internal Growth. To generate internal revenue growth, our district management and sales and marketing personnel focus on increasing market penetration in our current and adjacent markets, soliciting new residential, commercial and industrial customers in markets where such customers have the option to choose a particular waste collection service and marketing upgraded or additional services (such as compaction or automated collection) to existing customers. We also focus on raising prices and instituting surcharges, when appropriate, to offset cost increases. Where possible, we intend to leverage our franchise-based platforms to expand our customer base beyond our exclusive market territories. As customers are added in existing markets, our revenue per routed truck increases, which generally increases our collection efficiencies and profitability. In markets in which we have exclusive contracts, franchises and certificates, we expect internal volume growth generally to track population and business growth.
Expand Through Acquisitions. We intend to expand the scope of our operations by continuing to acquire solid waste companies in new markets and in existing or adjacent markets that are combined with or “tucked in” to our existing operations. We focus our acquisition efforts on markets that we believe provide significant growth opportunities for a well-capitalized market entrant and where we can create economic and operational barriers to entry by new competitors. This focus typically highlights markets in which we can either: (1) provide waste collection services under exclusive arrangements such as franchise agreements, municipal contracts and governmental certificates; or (2) gain a leading market position and provide vertically integrated collection and disposal services. We believe that our experienced management, decentralized operating strategy, financial strength, size and public company status make us an attractive buyer to certain solid waste collection and disposal acquisition candidates. We have developed an acquisition discipline based on a set of financial, market and management criteria to evaluate opportunities. Once an acquisition is closed, we seek to integrate it while minimizing disruption to the ongoing operations of both Waste Connections and the acquired business.

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
The U.S. solid waste services industry experienced significant consolidation during the 1990s. The consolidation trend has continued, most notably with the merger between Republic Services, Inc. and Allied Waste Industries, Inc. in 2008. The solid waste services industry remains regional in nature with acquisition opportunities available in selected markets. Some of the remaining independent landfill and collection operators lack the capital resources, management skills and/or technical expertise necessary to comply with stringent environmental and other governmental regulations and compete with larger, more efficient, integrated operators. In addition, many of the remaining independent operators may wish to sell their businesses to achieve liquidity in their personal finances or as part of their estate planning. Due to the prevalence of exclusive arrangements, we believe the Western markets contain the largest and most attractive number of acquisition opportunities.
On November 3, 2008, we completed the acquisition of all of the outstanding capital stock of Harold LeMay Enterprises, Incorporated for an aggregate purchase price of $210.9 million, which amount included the assumption of $18.3 million of indebtedness. During the year ended December 31, 2008, we completed 14 other acquisitions and acquired the remaining 49% interest in Pierce County Recycling, Composting and Disposal, LLC and Pierce County Landfill Management, Inc. (“PCRCD”), none of which individually or in the aggregate accounted for greater than 10% of our total assets. During 2009, we completed the acquisition of 100% interests in certain operations from Republic Services, Inc. and some of its subsidiaries and affiliates (“Republic”) for an aggregate purchase price of $377.1 million. The operations were divested as a result of Republic’s merger with Allied Waste Industries, Inc. During the year ended December 31, 2009, we completed six other acquisitions, none of which individually or in the aggregate accounted for greater than 10% of our total assets.
SOLID WASTE SERVICES
Residential, Commercial and Industrial Collection Services
We serve approximately two million residential, commercial and industrial customers from operations in 26 states. Our services are generally provided under one of the following arrangements: (1) governmental certificates; (2) exclusive franchise agreements; (3) exclusive municipal contracts; (4) residential subscriptions; (5) residential contracts; or (6) commercial and industrial service agreements.
Governmental certificates, exclusive franchise agreements and exclusive municipal contracts grant us rights to provide services within specified areas at established rates. Governmental certificates, or G Certificates, are unique to the State of Washington. The Washington Utilities and Transportation Commission, or the WUTC, awards G Certificates to solid waste collection service providers in unincorporated areas and electing municipalities. These certificates typically grant the holder the exclusive and perpetual right to provide specific residential, commercial and/or industrial waste services in a defined territory at specified rates subject to divestiture and/or cancellation by the WUTC on specified, limited grounds. Franchise agreements typically provide an exclusive period of seven years or longer for a specified territory. These arrangements specify a broad range of services to be provided, establish rates for the services and often give the service provider a right of first refusal to extend the term of the agreement. Municipal contracts typically provide a shorter service period and a more limited scope of services than franchise agreements and generally require competitive bidding at the end of the contract term. We do not expect that the loss of any current contracts in negotiation for renewal or contracts likely to terminate in 2010 will have a material adverse effect on our revenues or cash flows. No single contract or customer accounted for more than 10% of our total revenues at the consolidated or reportable segment level for the years ended December 31, 2007, 2008 and 2009.
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
Landfill Disposal Services
We generally own solid waste landfills to achieve vertical integration in markets where the economic and regulatory environments make landfill ownership attractive. We also own landfills in certain markets where we do not provide collection services because we believe that the waste volume generated in these markets makes landfill ownership attractive. Where our operations are vertically integrated, we eliminate third-party disposal costs and generally realize higher margins and stronger operating cash flows. The fees charged at disposal facilities, which are known as tipping fees, are based on market factors and take into account the type and weight or volume of solid waste deposited and the type and size of the vehicles used to transport waste.
Our landfill facilities consisted of the following at December 31, 2009:

Owned and operated landfills	34
Operated landfills under limited-term operating agreements	6
Operated landfills under life-of-site agreements	3

43

We own landfills in California, Colorado, Illinois, Kansas, Kentucky, Michigan, Minnesota, Mississippi, Nebraska, New Mexico, North Carolina, Oklahoma, Oregon, South Carolina, Tennessee, Texas and Washington. In addition, we operate, but do not own, landfills in California, Mississippi, Nebraska and New Mexico. With the exception of two landfills located in Mississippi and Colorado, which only accept construction and demolition waste, all landfills that we own or operate are municipal solid waste landfills.
Under landfill operating agreements, the owner of the property, generally a municipality, usually owns the permit and we operate the landfill for a contracted term, which may be the life of the landfill. Where the contracted term is not the life of the landfill, the property owner is generally responsible for final capping, closure and post-closure obligations. We are responsible for all final capping, closure and post-closure obligations at the three operated landfills for which we have life-of-site agreements. Five of our six operating contracts for which the contracted term is less than the life of the landfill have expiration dates from 2012 to 2018, with the remaining contract operated on a month-to-month basis. For all other operated landfills under limited-term operating agreements, we intend to seek renewal of these contracts prior to, or upon, their expiration.
Based on remaining permitted capacity as of December 31, 2009, and projected annual disposal volumes, the average remaining landfill life for our owned and operated landfills and landfills operated, but not owned, under life-of-site agreements, is estimated to be approximately 42 years. Many of our existing landfills have the potential for expanded disposal capacity beyond the amount currently permitted. We regularly consider whether it is advisable, in light of changing market conditions and/or regulatory requirements, to seek to expand or change the permitted waste streams or to seek other permit modifications. We also monitor the available permitted in-place disposal capacity of our landfills on an ongoing basis and evaluate whether to seek capacity expansion. In making this evaluation, we consider various factors, including the following:
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
The following table reflects estimated landfill capacity and airspace changes, as measured in tons, for owned and operated landfills and landfills operated, but not owned, under life-of-site agreements (in thousands):

	2008			2009
		Probable			Probable
	Permitted	Expansion	Total	Permitted	Expansion	Total
Balance, beginning of year	401,095	28,430	429,525	400,380	36,858	437,238
Acquired landfills	5,100	—	5,100	132,892	82,703	215,595
Permits granted	7,028	(7,028)	—	—	—	—
Airspace consumed	(8,320)	—	(8,320)	(10,914)	—	(10,914)
Pursued expansions	—	15,456	15,456	—	—	—
Changes in engineering estimates	(4,523)	—	(4,523)	1,755	(334)	1,421

Balance, end of year	400,380	36,858	437,238	524,113	119,227	643,340

The estimated remaining operating lives for the landfills we own and landfills we operate under life-of-site agreements, based on remaining permitted and probable expansion capacity and projected annual disposal volume, in years, as of December 31, 2008, and December 31, 2009, are shown in the tables below. The estimated remaining operating lives include assumptions that the operating permits are renewed.

	2008
	0 to 5	6 to 10	11 to 20	21 to 40	41 to 50	51+	Total
Owned and operated landfills	1	—	5	7	2	12	27
Operated landfills under life-of-site agreements	—	—	—	2	1	—	3

	1	—	5	9	3	12	30

	2009
	0 to 5	6 to 10	11 to 20	21 to 40	41 to 50	51+	Total
Owned and operated landfills	1	1	5	8	4	15	34
Operated landfills under life-of-site agreements	—	—	—	2	1	—	3

	1	1	5	10	5	15	37

The disposal tonnage that we received in 2008 and 2009 at all of our landfills is shown in the tables below (tons in thousands):

	Three months ended
	March 31,		June 30,		September 30,		December 31,		Twelve months
	2008		2008		2008		2008		ended
	Number	Total	Number	Total	Number	Total	Number	Total	December 31,
	of Sites	Tons	of Sites	Tons	of Sites	Tons	of Sites	Tons	2008
Owned landfills and landfills operated under life-of-site agreements	29	1,972	29	2,204	29	2,235	30	1,909	8,320
Operated landfills	7	222	7	236	7	236	7	211	905

	36	2,194	36	2,440	36	2,471	37	2,120	9,225

	Three months ended
	March 31,		June 30,		September 30,		December 31,		Twelve months
	2009		2009		2009		2009		ended
	Number	Total	Number	Total	Number	Total	Number	Total	December 31,
	of Sites	Tons	of Sites	Tons	of Sites	Tons	of Sites	Tons	2009
Owned landfills and landfills operated under life-of-site agreements	30	1,954	37	2,950	37	3,018	37	2,992	10,914
Operated landfills	7	203	7	223	7	165	6	141	732

	37	2,157	44	3,173	44	3,183	43	3,133	11,646

Transfer Station Services
We have an active program to acquire, develop, own and operate transfer stations in markets proximate to our collection operations. Transfer stations receive, compact and load solid waste to be transported to landfills via truck, rail or barge. Transfer stations extend our direct-haul reach and link collection operations with distant disposal facilities. We owned or operated 55 transfer stations at December 31, 2009. Currently, we own transfer stations in California, Colorado, Kansas, Kentucky, Montana, Nebraska, North Carolina, Oklahoma, Oregon, South Carolina, Tennessee, Texas and Washington. In addition, we operate, but do not own, transfer stations in Idaho, Kentucky, Nebraska, Tennessee, Washington and Wyoming. We believe that transfer stations benefit us by:
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
Recycling Services
We offer residential, commercial, industrial and municipal customers recycling services for a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals. We own or operate 37 recycling processing operations and sell other collected recyclable materials to third parties for processing before resale. The majority of the recyclables we process for sale are paper products and are shipped to customers in Asia. Changes in end market demand can cause fluctuations in the prices for such commodities, which can affect revenue, operating income and cash flows. Certain of our municipal recycling contracts in Washington specify certain benchmark resale prices for recycled commodities. To the extent the prices we actually receive for the processed recycled commodities collected under those contracts exceed the prices specified in the contracts, we share the excess with the municipality, after recovering any previous shortfalls resulting from actual market prices falling below the prices specified in the contracts. To reduce our exposure to commodity price volatility and risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties. We believe that recycling will continue to be an important component of local and state solid waste management plans due to the public’s increasing environmental awareness and expanding regulations that mandate or encourage recycling.

INTERMODAL SERVICES
Intermodal logistics is the movement of containers using two or more modes of transportation, usually including a rail or truck segment. We entered the intermodal services business in the Pacific Northwest through the acquisition of Northwest Container Services, Inc., which provides repositioning, storage, maintenance and repair of cargo containers for international shipping companies. We provide these services for containerized cargo primarily to international shipping companies importing and exporting goods through the Pacific Northwest. We also operate two intermodal facilities primarily for the shipment of waste by rail to distant disposal facilities that are not owned or operated by Waste Connections. As of December 31, 2009, we owned or operated six intermodal operations in Washington and Oregon. Our fleet of double-stack railcars provides dedicated direct-line haul services among terminals in Portland, Tacoma and Seattle. We have contracts with the Burlington Northern Santa Fe and Union Pacific railroads for the movement of containers among our six intermodal operations. We also provide our customers container and chassis sales and leasing services.
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
COMPETITION
The solid waste services industry is highly competitive and requires substantial labor and capital resources. In addition to us, the industry includes: two national, publicly-held solid waste companies – Waste Management, Inc. and Republic Services, Inc.; several regional, publicly-held and privately-owned companies; and several thousand small, local, privately-owned companies. Certain of the markets in which we compete or will likely compete are served by one or more large, national solid waste companies, as well as by numerous regional and local solid waste companies of varying sizes and resources, some of which we believe have accumulated substantial goodwill in their markets. We also compete with operators of alternative disposal facilities, including incinerators, and with counties, municipalities and solid waste districts that maintain their own waste collection and disposal operations. Public sector operators may have financial advantages over us because of their access to user fees and similar charges, tax revenues and tax-exempt financing.
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
REGULATION
Introduction
Our operations, including landfills, solid waste transportation, transfer stations, intermodal operations, vehicle maintenance shops and fueling facilities are all subject to extensive and evolving federal, state and local environmental laws and regulations, the enforcement of which has become increasingly stringent. The environmental regulations that affect us are administered by the Environmental Protection Agency, or the EPA, and other federal, state and local environmental, zoning, health and safety agencies. The WUTC regulates the portion of our collection business in Washington performed under G Certificates. We currently comply in all material respects with applicable federal, state and local environmental laws, permits, orders and regulations. In addition, we attempt to anticipate future regulatory requirements and plan in advance as necessary to comply with them. We do not presently anticipate incurring any material costs to bring our operations into environmental compliance with existing or expected future regulatory requirements, although we can give no assurance that this will not change in the future.

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
In 2009, the EPA made an endangerment finding allowing carbon dioxide to be regulated under the Clean Air Act. This finding allows the EPA to create regulations that will impact our operations. The materiality of the impacts will not be known until the regulations are promulgated. We believe this will occur in late 2010, with implementation dates in 2011 or beyond.
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

Flow Control/Interstate Waste Restrictions
Certain permits and approvals and state and local regulations may limit a landfill’s or transfer station’s ability to accept waste that originates from specified geographic areas, import out-of-state waste or wastes originating outside the local jurisdictions or otherwise discriminate against non-local waste. These restrictions, generally known as flow control restrictions, are controversial, and some courts have held that some state and local flow control schemes violate constitutional limits on state or local regulation of interstate commerce, while other state and local flow control schemes do not. Certain state and local jurisdictions may seek to enforce flow control restrictions through local legislation or contractually. These actions could limit or prohibit the importation of out-of-state waste or direct that wastes be handled at specified facilities. Such actions could adversely affect our transfer stations and landfills. These restrictions could also result in higher disposal costs for our collection operations. If we were unable to pass such higher costs through to our customers, our business, financial condition and operating results could be adversely affected.
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
Various jurisdictions have enacted “fitness” regulations which allow agencies with authority over waste service contracts or permits to deny or revoke such contracts or permits based on the compliance history of the provider. Some jurisdictions also consider the compliance history of the parent, subsidiaries, or affiliated companies of the provider in making these decisions.
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
Insurance
We have a high deductible insurance program for automobile liability, property, general liability, workers’ compensation, employer’s liability claims, and employee group health insurance. Our loss exposure for insurance claims is generally limited to per incident deductibles. Losses in excess of deductible levels are insured subject to policy limits. Under our current insurance program, we carry per incident deductibles of $2 million for automobile liability claims, $1.5 million for workers’ compensation and employer’s liability claims, $1 million ($2 million aggregate) for general liability claims, primarily $25,000 for property claims and $250,000 for employee group health insurance. Additionally, we have umbrella policies with third-party insurance companies for automobile liability, general liability and employer’s liability that will pay, during the policy term, up to $50 million per incident in excess of the $5 million limit for automobile claims and in excess of the $1.5 million limit for employer’s liability claims and will pay up to an aggregate of $50 million in excess of the $2 million aggregate limit for general liability claims. Since workers’ compensation is a statutory coverage limited by the various state jurisdictions, the umbrella coverage is not applicable. Also, our umbrella policy does not cover property claims, as the insurance limits for these claims are in accordance with the replacement values of the insured property. From time to time, actions filed against us include claims for punitive damages, which are generally excluded from coverage under all of our liability insurance policies.
We carry environmental protection insurance with coverage of $10 million per occurrence and a $20 million aggregate limit, after we pay the $250,000 per incident deductible. This insurance policy covers all owned or operated landfills, certain transfer stations and other facilities. Subject to policy terms, insurance coverage is guaranteed for acquired and newly-constructed facilities, but each addition to the policy is underwritten on a site-specific basis and the premium is set according to the conditions found at the site. Our policy provides insurance for new pollution conditions that originate after the commencement of our coverage. Pollution conditions existing prior to the commencement of our coverage, if found, could be excluded from coverage.
Financial Surety Bonds
We use financial surety bonds for a variety of corporate guarantees. The financial surety bonds are primarily used for guaranteeing municipal contract performance and providing financial assurances to meet final capping, landfill closure and post-closure obligations as required under certain environmental regulations. In addition to surety bonds, such guarantees and obligations may also be met through alternative financial assurance instruments, including insurance, letters of credit and restricted asset deposits. At December 31, 2008 and 2009, we had provided customers and various regulatory authorities with surety bonds in the aggregate amount of approximately $113.3 million and $182.5 million, respectively, to secure our landfill final capping, closure and post-closure requirements and $48.5 million and $90.6 million, respectively, to secure performance under collection contracts and landfill operating agreements.
We own a 9.9% interest in a company that, among other activities, issues financial surety bonds to secure final capping, landfill closure and post-closure obligations for companies operating in the solid waste sector, including a portion of our own.
EMPLOYEES
At December 31, 2009, we employed 5,409 full-time employees, of which 680, or approximately 12.6% of our workforce, were employed under collective bargaining agreements, primarily with the Teamsters Union. These employees are subject to labor agreements that are renegotiated periodically. We have 10 collective bargaining agreements covering 288 employees that are already expired or are set to expire during 2010. We do not expect any significant disruption in our overall business in 2010 as a result of labor negotiations, employee strikes or organizational efforts.

SEASONALITY
We expect our operating results to vary seasonally, with revenues typically lowest in the first quarter, higher in the second and third quarters and lower in the fourth quarter than in the second and third quarters. This seasonality reflects the lower volume of solid waste generated during the late fall, winter and early spring because of decreased construction and demolition activities during winter months in the U.S. Historically, the fluctuation in our revenues between our highest and lowest quarters has been approximately 9% to 11%. However, due primarily to the economic recession currently affecting the United States, we expect the fluctuation in our revenues between our highest and lowest quarters in 2010 to be approximately 7% to 10%. In addition, some of our operating costs may be higher in the winter months. Adverse winter weather conditions slow waste collection activities, resulting in higher labor and operational costs. Greater precipitation in the winter increases the weight of collected waste, resulting in higher disposal costs, which are calculated on a per ton basis.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following table sets forth certain information concerning our executive officers and key employee as of February 9, 2010:

NAME	AGE	POSITIONS
Ronald J. Mittelstaedt (1)	46	Chief Executive Officer and Chairman
Steven F. Bouck	52	President
Darrell W. Chambliss	45	Executive Vice President and Chief Operating Officer
Worthing F. Jackman	45	Executive Vice President and Chief Financial Officer
David M. Hall	52	Senior Vice President – Sales and Marketing
James M. Little	48	Senior Vice President – Engineering and Disposal
Eric M. Merrill	57	Senior Vice President – People, Safety and Development
David G. Eddie	40	Vice President – Chief Accounting Officer
Eric O. Hansen	44	Vice President – Chief Information Officer
Jerri L. Hunt (2)	58	Vice President – Employee Relations
Scott I. Schreiber	53	Vice President – Disposal Operations
Patrick J. Shea	39	Vice President, General Counsel and Secretary
Richard K. Wojahn	52	Vice President – Business Development

(1)	Member of the Executive Committee of the Board of Directors.

(2)	Key employee.
Ronald J. Mittelstaedt has been Chief Executive Officer and a director of Waste Connections since the company was formed, and was elected Chairman in January 1998. Mr. Mittelstaedt also served as President from Waste Connections’ formation through August 2004. Mr. Mittelstaedt has more than 21 years of experience in the solid waste industry. Mr. Mittelstaedt holds a B.A. degree in Business Economics with a finance emphasis from the University of California at Santa Barbara.
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
Darrell W. Chambliss has been Executive Vice President and Chief Operating Officer of Waste Connections since October 2003. From October 1, 1997 to that date, Mr. Chambliss served as Executive Vice President – Operations. Mr. Chambliss has more than 20 years of experience in the solid waste industry. Mr. Chambliss holds a B.S. degree in Business Administration from the University of Arkansas.
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
David M. Hall has been Senior Vice President – Sales and Marketing of Waste Connections since October 2005. From August 1998 to that date, Mr. Hall served as Vice President – Business Development. Mr. Hall has more than 22 years of experience in the solid waste industry with extensive operating and marketing experience in the Western U.S. Mr. Hall received a B.S. degree in Management and Marketing from Missouri State University.
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
Eric M. Merrill has been Senior Vice President – People, Safety and Development of Waste Connections since January 2009. From June 2007 to that date, Mr. Merrill served as Senior Vice President – People, Training and Development. Mr. Merrill joined us in 1998 and since 2000 had served as Regional Vice President – Pacific Northwest Region. Mr. Merrill has over 21 years of experience in the solid waste industry. He holds a B.S. degree in Accounting from the University of Oregon.

David G. Eddie has been Vice President – Chief Accounting Officer of Waste Connections since February 2010. From March 2004 to that date, Mr. Eddie served as Vice President – Corporate Controller. From April 2003 to March 2004, Mr. Eddie served as Vice President – Public Reporting and Compliance. From May 2001 to March 2003, Mr. Eddie served as Director of Finance. Mr. Eddie served as Corporate Controller for International FiberCom, Inc. from April 2000 to May 2001. From September 1999 to April 2000, Mr. Eddie served as Waste Connections’ Manager of Financial Reporting. From September 1994 to September 1999, Mr. Eddie held various positions, including Audit Manager, for PricewaterhouseCoopers LLP. Mr. Eddie is a Certified Public Accountant and holds a B.S. degree in Accounting from California State University, Sacramento.
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
Scott I. Schreiber has been Vice President – Disposal Operations of Waste Connections since February 2009. From October 1998 to that date, Mr. Schreiber served as Director of Landfill Operations. Mr. Schreiber has more than 30 years of experience in the solid waste industry. From September 1993 to September 1998, Mr. Schreiber served as corporate Director of Landfill Development and corporate Director of Environmental Compliance for Allied Waste Industries, Inc. From August 1988 to September 1993, Mr. Schreiber served as Regional Engineer (Continental Region) and corporate Director of Landfill Development for Laidlaw Waste Systems Inc. From June 1979 to August 1988, Mr. Schreiber held several managerial and technical positions in the solid waste and environmental industry. Mr. Schreiber holds a B.S. degree in Chemistry from the University of Wisconsin at Parkside.
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
Richard K. Wojahn has been Vice President – Business Development of Waste Connections since February 2009. From September 2005 to that date, Mr. Wojahn served as Director of Business Development. Mr. Wojahn served as Vice President of Operations for Mountain Jack Environmental Services, Inc. (which was acquired by Waste Connections in September 2005) from January 2004 to September 2005. Mr. Wojahn has more than 26 years of experience in the solid waste industry having held various management positions with Waste Management, Inc. and Allied Waste Industries, Inc. Mr. Wojahn attended Western Illinois University.
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
Certain statements contained in this Annual Report on Form 10-K are forward-looking in nature, including statements related to our ability to provide adequate cash to fund our operating activities, our ability to draw on our credit facility or raise additional capital, the impact of global economic conditions on our business and results of operations, the effects of seasonality on our business and results of operations, and our expectations with respect to the purchase of fuel and fuel prices. These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates,” or the negative thereof or comparable terminology, or by discussions of strategy.
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
Even if we are able to make acquisitions on advantageous terms and are able to integrate them successfully into our operations and organization, some acquisitions may not fulfill our objectives in a given market due to factors that we cannot control, such as market position, customer base, third party legal challenges or governmental actions. As a result, operating margins could be less than we originally anticipated when we made those acquisitions. In addition, we may change our strategy with respect to that market or those businesses and decide to sell the operations at a loss, or keep those operations and recognize an impairment of goodwill and/or intangible assets.
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
Weakness in the worldwide economy has had, and may continue to have, a negative effect on our operating results, including decreases in volume generally associated with the construction industry, reduced personal consumption and declines in recycled commodity prices. In an economic slowdown, we may also experience the negative effects of increased competitive pricing pressure, customer turnover, and reductions in customer service requirements. Worsening economic conditions or a prolonged or recurring economic recession could adversely affect our operating results and expected seasonal fluctuations. Further, we cannot assure you that an improvement in economic conditions will result in an immediate, if at all positive, improvement in our operating results or cash flows.
Our results are vulnerable to economic conditions and seasonal factors affecting the regions in which we operate.
Our business and financial results would be harmed by downturns in the general economy of the regions in which we operate and other factors affecting those regions, such as state regulations affecting the solid waste services industry and severe weather conditions. Based on historic trends, we expect our operating results to vary seasonally, with revenues typically lowest in the first quarter, higher in the second and third quarters, and lower in the fourth quarter than in the second and third quarters. We expect the fluctuation in our revenues between our highest and lowest quarters in 2010 to be approximately 7% to 10%. This seasonality reflects the lower volume of solid waste generated during the late fall, winter and early spring because of decreased construction and demolition activities during the winter months. In addition, some of our operating costs may be higher in the winter months. Adverse winter weather conditions slow waste collection activities, resulting in higher labor and operational costs. Greater precipitation in the winter increases the weight of collected waste, resulting in higher disposal costs, which are calculated on a per ton basis. Because of these factors, we expect operating income to be generally lower in the winter months, and our stock price may be negatively affected by these variations.

We may be subject in the normal course of business to judicial, administrative or other third party proceedings that could interrupt or limit our operations, require expensive remediation, result in adverse judgments, settlements or fines and create negative publicity.
Governmental agencies may, among other things, impose fines or penalties on us relating to the conduct of our business, attempt to revoke or deny renewal of our operating permits, franchises or licenses for violations or alleged violations of environmental laws or regulations, require us to install additional pollution control equipment or require us to remediate potential environmental problems relating to any real property that we or our predecessors ever owned, leased or operated or any waste that we or our predecessors ever collected, transported, disposed of or stored. Individuals, citizens groups, trade associations or environmental activists may also bring actions against us in connection with our operations that could interrupt or limit the scope of our business. Any adverse outcome in such proceedings could harm our operations and financial results and create negative publicity, which could damage our reputation, competitive position and stock price.
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
We derive a significant portion of our revenues from market areas where we have exclusive arrangements, including franchise agreements, municipal contracts and G Certificates. Many franchise agreements and municipal contracts are for a specified term and are or will be subject to competitive bidding in the future. For example, we have approximately 339 contracts, representing approximately 5.2% of our annual revenues, which are set for expiration or automatic renewal through December 31, 2010. Although we intend to bid on additional municipal contracts and franchise agreements, we may not be the successful bidder. In addition, some of our customers may terminate their contracts with us before the end of the contract term.
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
The market price of fuel is volatile and rose substantially in recent years before falling with the general economic downturn in late 2008, but again rose during 2009. We generally purchase diesel fuel at market prices, and such prices have fluctuated significantly. A significant increase in our fuel cost could adversely affect our business and reduce our operating margins and reported earnings. To manage a portion of this risk, we have entered into multiple fuel hedge agreements related to forecasted diesel fuel purchases as well as fixed-price fuel purchase contracts. During periods of falling diesel fuel prices, our hedge payable positions may increase and it may become more expensive to purchase fuel under our fixed-price fuel purchase contracts than at market prices.
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
We participate in various “multiemployer” pension plans administered by employee and union trustees. We make periodic contributions to these plans to allow them to meet their pension benefit obligations to their participants. In the event that we withdraw from participation in one of these plans, then applicable law could require us to make an additional lump-sum contribution to the plan, and we would have to reflect that as an expense in our consolidated statement of operations and as a liability on our consolidated balance sheet. Our withdrawal liability for any multiemployer plan would depend on the extent of the plan’s funding of vested benefits. In the ordinary course of our renegotiation of collective bargaining agreements with labor unions that participate in these plans, we may decide to discontinue participation in a plan, and in that event, we could face a withdrawal liability. Some multiemployer plans in which we participate may have significant underfunded liabilities because of the general economic downturn that began in the fourth quarter of 2008. Such underfunding could increase the size of our potential withdrawal liability.
Increases in insurance costs and the amount that we self-insure for various risks could reduce our operating margins and reported earnings.
We maintain insurance policies for automobile, general, employer’s, environmental and directors and officers’ liability as well as for employee group health insurance, property insurance and workers’ compensation. We carry high deductible insurance policies for automobile liability, property, general liability, workers’ compensation, employer’s liability and employee group health insurance. We carry umbrella policies for certain types of claims to provide excess coverage over the underlying policies and per incident deductibles. The amounts that we self-insure could cause significant volatility in our operating margins and reported earnings based on the occurrence and claim costs of incidents, accidents and injuries. Our insurance accruals are based on claims filed and estimates of claims incurred but not reported and are developed by our management with assistance from our third-party actuary and our third-party claims administrator. To the extent these estimates are inaccurate, we may recognize substantial additional expenses in future periods that would reduce operating margins and reported earnings. From time to time, actions filed against us include claims for punitive damages, which are generally excluded from coverage under all of our liability insurance policies. A punitive damage award could have an adverse effect on our reported earnings in the period in which it occurs. Significant increases in premiums on insurance that we retain also could reduce our margins.

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
Additionally, given the turmoil in the global financial system in 2008 and 2009, our ability to access the capital markets may be severely restricted at a time when we would like, or need, to do so. While we expect we will be able to fund some of our acquisitions with our existing resources, additional financing to pursue additional acquisitions may be required. However, if current market conditions continue to persist, or deteriorate further, we may be unable to secure additional financing or any such additional financing may be available to us on unfavorable terms, which could have an impact on our flexibility to pursue additional acquisition opportunities and maintain our desired level of revenue growth in the future. In addition, disruptions in the capital and credit markets could adversely affect our ability to draw on our credit facility. Our access to funds under the credit facility is dependent on the ability of the banks that are parties to the facility to meet their funding commitments. Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.
Our indebtedness could adversely affect our financial condition; we may incur substantially more debt in the future.
As of December 31, 2009, we had $870.2 million of total indebtedness outstanding. We may incur substantial additional debt in the future. The incurrence of substantial additional indebtedness could have important consequences to you. For example, it could:
•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to obtain additional financing or refinancings at attractive rates;

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
Each business that we acquire or have acquired may have liabilities or risks that we fail or are unable to discover, including environmental liabilities.
It is possible that the corporate entities or sites we have acquired, or which we may acquire in the future, have liabilities in respect of former or existing operations or properties, or otherwise, which we have not been able to identify and assess through our due diligence investigations. As a successor owner, we may be legally responsible for those liabilities that arise from businesses that we acquire. Even if we obtain legally enforceable representations, warranties and indemnities from the sellers of such businesses, they may not cover the liabilities fully or the sellers may not have sufficient funds to perform their obligations. Some environmental liabilities, even if we do not expressly assume them, may be imposed on us under various regulatory schemes and other applicable laws. In addition, our insurance program may not cover such sites and will not cover liabilities associated with some environmental issues that may exist prior to attachment of coverage. A successful uninsured claim against us could harm our financial condition or operating results. Additionally, there may be other risks of which we are unaware that could have an adverse affect on businesses that we acquire or have acquired. For example, interested parties may bring actions against us in connection with operations that we acquire or have acquired. Any adverse outcome in such proceedings could harm our operations and financial results and create negative publicity, which could damage our reputation, competitive position and stock price.

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
In accordance with U.S. generally accepted accounting principles, we capitalize some expenditures and advances relating to landfill development projects. We expense indirect costs such as executive salaries, general corporate overhead and other corporate services as we incur those costs. We charge against earnings any unamortized capitalized expenditures and advances (net of any amount that we estimate we will recover, through sale or otherwise) that relate to any operation that is permanently shut down or determined to be impaired and any landfill development project that we do not expect to complete. For example, if we are unsuccessful in our attempts to obtain or defend permits that we are seeking or have been awarded to operate landfills, we will be required to expense in a future period the amount of capitalized expenditures, less the recoverable value of the property and other amounts recovered. Any such charges could have a material adverse effect on our results of operations for that period and could decrease our stock price.

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
Our implementation of and compliance with changes in accounting rules and interpretations could adversely affect our operating results or cause unanticipated fluctuations in our results in future periods. The accounting rules and regulations that we must comply with are complex and continually changing. Recent actions and public comments from the SEC have focused on the integrity of financial reporting generally. The Financial Accounting Standards Board, or FASB, has recently introduced several new or proposed accounting standards, or is developing new proposed standards, which would represent a significant change from current industry practices. For example, the new business combinations pronouncement, which became effective for us on January 1, 2009, changes how the purchase price is calculated and fair values are determined in connection with an acquisition and also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. Another example, the new convertible debt pronouncement, which became effective for us on January 1, 2009, changes the accounting for convertible debt and requires the liability and equity components to be accounted for separately in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. In addition, many companies’ accounting policies are being subjected to heightened scrutiny by regulators and the public. While we believe that our financial statements have been prepared in accordance with U.S. generally accepted accounting principles, we cannot predict the impact of future changes to accounting principles or our accounting policies on our financial statements going forward.
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

Future changes in laws or renewed enforcement of laws regulating the flow of solid waste in interstate commerce could adversely affect our operating results.
Various states and local governments have enacted, or are considering enacting, laws and regulations that restrict the disposal within the jurisdiction of solid waste generated outside the jurisdiction. In addition, some state and local governments have promulgated, or are considering promulgating, laws and regulations which govern the flow of waste generated within their respective jurisdictions. Additionally, public interest and pressure from competing industry segments has caused some trade associations and environmental activists to seek enforcement of laws regulating the flow of solid waste that have not been recently enforced and which, in at least one case, we believe are unconstitutional or otherwise unlawful. See discussion regarding the Potrero Hills Landfill in Part I, Item 3, Legal Proceedings. If successful, these groups may advocate for the enactment of similar laws in neighboring jurisdictions through local ballot initiatives or otherwise. All such waste disposal laws and regulations are subject to judicial interpretation and review. Court decisions, congressional legislation, and state and local regulation in the waste disposal area could adversely affect our operations.
Extensive and evolving environmental and health and safety laws and regulations may restrict our operations and growth and increase our costs.
Existing environmental laws and regulations have become more stringently enforced in recent years. Competing industry segments and other interested parties have sought enforcement of laws that local jurisdictions have not recently enforced and which, in at least one case, we believe are unconstitutional or otherwise unlawful. See discussion regarding the Potrero Hills Landfill in Part I, Item 3, Legal Proceedings. If successful, such groups may advocate for the enactment of similar laws in neighboring jurisdictions through local ballot initiatives or otherwise. In addition, our industry is subject to regular enactment of new or amended federal, state and local environmental and health and safety statutes, regulations and ballot initiatives, as well as judicial decisions interpreting these requirements. These requirements impose substantial capital and operating costs and operational limitations on us and may adversely affect our business. In addition, federal, state and local governments may change the rights they grant to, the restrictions they impose on, or the laws and regulations they enforce against, solid waste services companies, and those changes could restrict our operations and growth.
Climate change regulations may adversely affect operating results.
Governmental authorities and various interest groups have promoted laws and regulations that could limit greenhouse gas, or GHG, emissions due to concerns that GHG is contributing to climate change. The State of California has already adopted a climate change law, and other states in which we operate are considering similar actions. For example, California enacted AB32, the Global Warming Solutions Act of 2006, which established the first statewide program in the United States to limit GHG emissions and impose penalties for non-compliance. Since then, the California Air Resources Board has taken and plans to take various actions to implement the program, including the approval on December 11, 2008, of an AB32 Scoping Plan summarizing the main GHG-reduction strategies for California. Because landfill and collection operations emit GHG, our operations in California are subject to regulations issued under AB32. These regulations increase our costs for those operations and adversely affect our operating results. California’s AB32 Scoping Plan recommends a GHG cap and trade system in conjunction with the Western Climate Initiative, which currently includes seven states, all of which we operate in, and four Canadian provinces. In addition, the EPA made an endangerment finding in 2009 allowing carbon dioxide to be regulated under the Clean Air Act. This finding allows the EPA to create regulations that will impact our operations, although the materiality of the impacts will not be known until the regulations are promulgated
Extensive regulations that govern the design, operation and closure of landfills may restrict our landfill operations or increase our costs of operating landfills.
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
Alternatives to landfill disposal may cause our revenues and operating results to decline.
Counties and municipalities in which we operate landfills may be required to formulate and implement comprehensive plans to reduce the volume of solid waste deposited in landfills through waste planning, composting, recycling or other programs. Some state and local governments prohibit the disposal of certain types of wastes, such as yard waste, at landfills. Although such actions are useful to protect our environment, these actions, as well as the actions of our customers to reduce waste or seek disposal alternatives, have reduced and may in the future further reduce the volume of waste going to landfills in certain areas, which may affect our ability to operate our landfills at full capacity and could adversely affect our operating results.

Fluctuations in prices for recycled commodities that we sell and rebates we offer to customers may cause our revenues and operating results to decline.
We provide recycling services to some of our customers. The majority of the recyclables we process for sale are paper products that are shipped to customers in Asia. The sale prices of and demands for recyclable commodities, particularly paper products, are frequently volatile and when they decline, our revenues, operating results and cash flows will be affected. Our recycling operations offer rebates to suppliers, based on the market prices of commodities we buy to process for resale. Therefore, if we recognize increased revenues resulting from higher prices for recyclable commodities, the rebates we pay to suppliers will also increase, which also may impact our operating results.
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
As of December 31, 2009, we owned 134 collection operations, 42 transfer stations, 32 municipal solid waste landfills, two construction and demolition landfills, 37 recycling operations, and four intermodal operations and operated, but did not own, an additional 13 transfer stations, nine municipal solid waste landfills and two intermodal operations within 26 states. We lease certain of the sites on which these facilities are located. We lease various office facilities, including our corporate offices in Folsom, California, where we occupy approximately 54,000 square feet of space. We also maintain regional administrative offices in each of our regions. We own various equipment, including waste collection and transportation vehicles, related support vehicles, double-stack rail cars, carts, containers, chassis and heavy equipment used in landfill, collection, transfer station and intermodal operations. We believe that our existing facilities and equipment are adequate for our current operations. However, we expect to make additional investments in property and equipment for expansion and replacement of assets in connection with future acquisitions.

ITEM 3.	LEGAL PROCEEDINGS
Our subsidiary, High Desert Solid Waste Facility, Inc. (formerly known as Rhino Solid Waste, Inc.) (“HDSWF”), owns undeveloped property in Chaparral, New Mexico, for which it sought a permit to operate a municipal solid waste landfill. After a public hearing, the New Mexico Environment Department (the “Department”) approved the permit for the facility on January 30, 2002. Colonias Development Council (“CDC”), a nonprofit organization, opposed the permit at the public hearing and appealed the Department’s decision to the courts of New Mexico, primarily on the grounds that the Department failed to consider the social impact of the landfill on the community of Chaparral, and failed to consider regional planning issues. On July 18, 2005, in Colonias Dev. Council v. Rhino Envtl. Servs., Inc. (In re Rhino Envtl. Servs.), 2005 NMSC 24, 117 P.3d 939, the New Mexico Supreme Court remanded the matter back to the Department to conduct a limited public hearing on certain evidence that CDC claims was wrongfully excluded from consideration by the hearing officer, and to allow the Department to reconsider the evidence already proffered concerning the impact of the landfill on the surrounding community’s quality of life. The parties have agreed to postpone the hearing until November 2010 at the earliest to allow us time to explore a possible relocation of the landfill to the approximately 325 acres of undeveloped land HDSWF purchased from the State of New Mexico in July 2009. HDSWF expects to file a formal landfill permit application in early 2010 with the Department in an effort to relocate the landfill to that property. At December 31, 2009, we had $11.3 million of capitalized expenditures related to this landfill development project. If we are not ultimately issued a permit to operate the landfill, we will be required to expense in a future period the $11.3 million of capitalized expenditures, less the recoverable value of the undeveloped property and other amounts recovered, which would likely have a material adverse effect on our results of operations for that period.

We opened a municipal solid waste landfill in Harper County, Kansas in January 2006, following the issuance by the Kansas Department of Health and Environment (“KDHE”) of a final permit to operate the landfill. The landfill has operated continuously since that time. On October 3, 2005, landfill opponents filed a suit (Board of Comm’rs of Sumner County, Kansas, Tri-County Concerned Citizens and Dalton Holland v. Roderick Bremby, Sec’y of the Kansas Dep’t of Health and Env’t, et al.) in the District Court of Shawnee County, Kansas, seeking a judicial review of KDHE’s decision to issue the permit, alleging that a site analysis prepared for us and submitted to the KDHE as part of the process leading to the issuance of the permit was deficient in several respects. The action sought to stay the effectiveness of the permit and to nullify it. On April 7, 2006, the District Court issued an order denying the plaintiffs’ request for judicial review on the grounds that they lacked standing to bring the action. The plaintiffs appealed this decision to the Kansas Court of Appeals, and on October 12, 2007, the Court of Appeals issued an opinion reversing and remanding the District Court’s decision. We appealed the decision to the Kansas Supreme Court, and on July 25, 2008, the Supreme Court affirmed the decision of the Court of Appeals and remanded the case to the District Court for further proceedings on the merits. Plaintiffs filed a second amended petition on October 22, 2008, and we filed a motion to strike various allegations contained within the second amended petition. On July 2, 2009, the District Court granted in part and denied in part our motion to strike. The District Court has also set a new briefing schedule, and it is anticipated that the briefing will be completed during the first half of 2010. While we believe that we will prevail in this case, the District Court could remand the matter back to KDHE for additional review of its decision or could revoke the permit. An order of remand to KDHE would not necessarily affect our continued operation of the landfill. Only in the event that a final adverse determination with respect to the permit is received would there likely be a material adverse effect on our reported results of operations in the future. We cannot estimate the amount of any such material adverse effect.
On January 15, 2009, a complaint captioned Heath Belcher and Denessa Arguello v. Waste Connections, Inc., and Waste Connections of California, Inc. was filed in the United States District Court for the Eastern District of California, naming us and our subsidiary, Waste Connections of California, Inc., as defendants. The complaint alleges violations under the Fair Labor Standards Act related to overtime compensation, and alleges violations under California labor laws related to overtime compensation, unpaid wages, meal and rest breaks, and wage statements. The complaint also alleges violations under the California Unfair Competition Law based on the foregoing alleged violations. The complaint seeks class certification and various forms of relief, including declaratory judgment, statutory penalties, unpaid back wages, liquidated damages, restitution, interest, and attorneys’ fees and costs. We have responded to the complaint and have contested liability. Following discovery, the named plaintiffs elected to negotiate a settlement of their claims rather than move the court for class certification.  As a result, the two named plaintiffs, as well as five additional individuals who had filed consents to join the litigation, executed individual Settlement Approval and Release Forms. On February 8, 2010, the parties’ counsel executed a Stipulation for Settlement and Dismissal and filed a Stipulation and Proposed Order for Dismissal with Prejudice with the court. We anticipate that the court will enter its final judgment of dismissal by the end of the first quarter of 2010.
One of our subsidiaries, El Paso Disposal, LP (“EPD”), is a party to administrative proceedings before the National Labor Relations Board (“NLRB”). In these proceedings, the union has alleged various unfair labor practices relating to the failure to reach agreement on first contracts and the resultant strike by, and the replacement of and a failure to recall, previous employees. On April 29, 2009, following a hearing, an administrative law judge issued a recommended Decision and Order finding violations of the National Labor Relations Act by EPD and recommended to the NLRB that EPD take remedial actions, including such things as reinstating certain employees and their previous terms and conditions of employment, refraining from certain conduct, returning to the bargaining table and providing a “make whole” remedy. EPD filed exceptions to the administrative law judge’s recommendations on June 30, 2009. Thereafter, the parties exchanged answers and response briefs, and the matter is currently on appeal to the NLRB. On July 27, 2009, the NLRB’s regional office in Phoenix, Arizona filed a petition in federal court seeking an interim injunction to reinstate the previous employees and order the parties to return to bargaining while the appeal is pending. The hearing on the injunction was held on August 19, 2009, and, on October 30, 2009, the court granted the requested relief. EPD has appealed the court’s order to the Fifth Circuit Court of Appeals. Several related unfair labor practice charges alleging failure to bargain and improper recall were subsequently filed against EPD. The charges were heard by an administrative law judge the week of August 24, 2009, and on December 2, 2009, the administrative law judge issued his recommended Decision and Order granting part of the requested relief, while denying part, but the issues were effectively subsumed by the interim injunction. Both parties filed exceptions to the judge’s recommendations, exchanged answers and response briefs, and that matter is also currently on appeal to the NLRB. On January 22, 2010, the union filed new unfair labor practice charges concerning events relating to the ongoing contract negotiation process. EPD is currently reviewing the allegations and intends to continue to defend these proceedings vigorously. At this point, we are unable to determine the likelihood of any outcome in this matter, nor are we able to estimate the amount or range of loss or the impact on us or our financial condition in the event of an unfavorable outcome.
We and Potrero Hills Landfill, Inc. (“PHLF”), which we purchased from Republic Services, Inc. in April 2009, were named as real parties in interest in an amended complaint captioned Sustainability, Parks, Recycling and Wildlife Legal Defense Fund [SPRAWLDEF] v. County of Solano, Board of Supervisors for the County of Solano, which was filed in the Superior Court of California, County of Solano, on July 9, 2009 (the original complaint was filed on June 12, 2009). This lawsuit seeks to compel the County of Solano to comply with Measure E, a ballot initiative and County ordinance passed in 1984 that the County has not enforced against PHLF for at least 18 years. Measure E directs in part that the County of Solano shall not allow the importation into the County of any solid waste which originated or was collected outside the County in excess of 95,000 tons per year. PHLF disposes of approximately 870,000 tons of solid waste annually, approximately 650,000 tons of which originate from sources outside of Solano County. The SPRAWLDEF lawsuit also seeks to overturn Solano County’s approval of the use permit for the expansion of the Potrero Hills Landfill and the related Environmental Impact Report (“EIR”), arguing that both violate Measure E and that the EIR violates the California Environmental Quality Act (“CEQA”). Two similar actions seeking to enforce Measure E, captioned Northern California Recycling Association v. County of Solano and Sierra Club v. County of Solano, were filed in the same court on June 10, 2009 and August 10, 2009, respectively. The Northern California Recycling Association (“NCRA”) case does not name us or any of our subsidiaries as parties and does not contain any CEQA claims. The Sierra Club case names PHLF as a real party in interest, and seeks to overturn the conditional use permit for the expansion of the landfill on Measure E grounds (but does not raise CEQA claims). These complaints follow a previous lawsuit concerning Measure E that NCRA filed against PHLF in the same court on July 22, 2008, prior to our acquisition of PHLF, but which NCRA later dismissed.

In December 2009, we and PHLF filed briefs vigorously opposing enforcement of Measure E on Constitutional and other grounds. Our position is supported by Solano County, a co-defendant, the Attorney General of the State of California, the National Solid Wastes Management Association and the California Refuse Recycling Council, each of which filed supporting friend of court briefs or letters. In addition, numerous waste hauling companies in California, Oregon and Nevada have intervened on our side in the state cases, subsequent to their participation in the federal action discussed below. All three Measure E state cases were consolidated for a hearing on the merits, which is scheduled to be held in mid-February. At this point, we are unable to determine the likelihood of any outcome in this matter, nor are we able to estimate the amount or range of loss or the impact on us or our financial condition in the event of an unfavorable outcome.
In response to the pending three state court actions to enforce Measure E described above, we, PHLF and other waste hauling companies in California, Oregon and Nevada that are damaged by Measure E and would be further damaged if Measure E was enforced filed a lawsuit to enjoin Measure E and have it declared unconstitutional. On September 8, 2009, the coalition brought suit in the United States District Court for the Eastern District of California in Sacramento challenging Measure E under the Commerce Clause of the United States Constitution, captioned Potrero Hills Landfill, Inc. et al. v. County of Solano. In response, SPRAWLDEF, Sierra Club and NCRA intervened in the federal case to defend Measure E and filed motions to dismiss the federal suit, or in the alternative, for the court to abstain from hearing the case in light of the pending state court Measure E actions. On December 23, 2009, the federal court abstained and declined to accept jurisdiction over our case, holding that Measure E raised unique state issues that should be resolved by the pending state court litigation, and granted the motions to dismiss. We filed a notice of appeal to the court’s ruling on January 22, 2010.
Individual members of SPRAWLDEF are also plaintiffs in the pending lawsuit filed in the same court on October 13, 2005, captioned Protect the Marsh, et al. v. County of Solano, et al., challenging the EIR that Solano County certified in connection with its approval of the expansion of the Potrero Hills Landfill on September 13, 2005. A motion to discharge the Superior Court’s writ of mandate directing the County to vacate and set aside its certification of the EIR was heard in August 2009. On November 3, 2009, the Superior Court upheld the County’s certification of the EIR and the related permit approval actions. In response, the plaintiffs in Protect the Marsh filed a notice of appeal to the court’s order on December 31, 2009. At this point, we are unable to determine the likelihood of any outcome in this matter, nor are we able to estimate the amount or range of loss or the impact on us or our financial condition in the event of an unfavorable outcome.
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
In addition, we are a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business. Except as noted in the legal cases described above, as of December 31, 2009, there is no current proceeding or litigation involving us or of which any of our property is the subject that we believe will have a material adverse impact on our business, financial condition, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of security holders during the fourth quarter of 2009.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange under the symbol “WCN.” The following table sets forth, for the periods indicated, the high and low prices per share of our common stock, as reported on the New York Stock Exchange.

	HIGH	LOW
2008
First Quarter	$31.77	$28.05
Second Quarter	34.93	29.99
Third Quarter	40.74	30.31
Fourth Quarter	36.64	26.54

2009
First Quarter	$31.77	$20.52
Second Quarter	27.79	23.99
Third Quarter	30.27	24.43
Fourth Quarter	34.00	28.36

2010
First Quarter (through January 22, 2010)	$33.99	$32.32
As of January 22, 2010, there were 91 record holders of our common stock.
We have never paid cash dividends on our common stock and do not currently anticipate paying any cash dividends on our common stock. We have the ability under our senior revolving credit facility to repurchase our common stock and pay dividends subject to us maintaining specified financial ratios.
On October 26, 2009, we announced that our Board of Directors authorized a $300 million increase to, and extended the term of, our previously announced common stock repurchase program. Our Board of Directors has authorized the common stock repurchase program for the repurchase of up to $800 million of our common stock through December 31, 2012. Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of our common stock and overall market conditions. As of December 31, 2009, we have repurchased 19.0 million shares of our common stock at a cost of $482.4 million. The table below reflects repurchases we have made for the three months ended December 31, 2009 (in thousands, except share and per share amounts):

				Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased Under
Period	Purchased	Per Share(1)	Program	the Program
10/1/09 – 10/31/09	—	$—	—	$340,049
11/1/09 – 11/30/09	337,400	31.91	337,400	329,282
12/1/09 – 12/31/09	353,800	33.04	353,800	317,593

	691,200	32.49	691,200

(1)	This amount represents the weighted average price paid per common share. This price includes a per share commission paid for all repurchases.

Performance Graph
The following performance graph compares the total cumulative stockholder returns on our common stock over the past five fiscal years with the total cumulative returns for the S&P 500 Index and a peer group index selected by us. The graph assumes an investment of $100 in our common stock on December 31, 2004, and the reinvestment of all dividends (we have not paid any dividends during the period indicated). This chart has been calculated in compliance with SEC requirements and prepared by Capital IQ®.
This graph and the accompanying text is not “soliciting material,” is not deemed filed with the SEC, and is not to be incorporated by reference in any filing by us under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
Market prices and dividends have been adjusted to give retroactive effect to our three-for-two stock split, effective as of March 13, 2007.

	Base	Indexed Returns
	Period	Years Ending
Company Name / Index	Dec 04	Dec 05	Dec 06	Dec 07	Dec 08	Dec 09
Waste Connections, Inc.	$100	$100.61	$121.31	$135.33	$138.26	$146.01
S&P 500 Index	$100	$104.91	$121.48	$128.16	$80.74	$102.11
Peer Group*	$100	$106.05	$127.73	$123.87	$120.94	$133.59

*	Peer Group Companies: Casella Waste Systems, Inc.; Republic Services, Inc.; Waste Management, Inc.
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

	YEARS ENDED DECEMBER 31,
	2005	2006	2007 (a)	2008 (a)	2009 (a)
	(in thousands, except share and per share data)
STATEMENT OF OPERATIONS DATA:
Revenues	$721,899	$824,354	$958,541	$1,049,603	$1,191,393
Operating expenses:
Cost of operations	416,883	492,766	566,089	628,075	692,415
Selling, general and administrative	72,395	84,541	99,565	111,114	138,026
Depreciation	61,719	70,785	81,287	91,095	117,796
Amortization of intangibles	3,069	4,080	4,341	6,334	12,962
Loss (gain) on disposal of assets	(216)	796	250	629	(481)

Operating income	168,049	171,386	207,009	212,356	230,675

Interest expense	(23,966)	(33,141)	(39,206)	(43,102)	(49,161)
Interest income	477	1,140	1,593	3,297	1,413
Other income (expense), net	450	(3,759)	289	(633)	(7,551)

Income before income tax provision	145,010	135,626	169,685	171,918	175,376

Income tax provision	(48,066)	(47,177)	(58,328)	(56,775)	(64,565)

Income from continuing operations	96,944	88,449	111,357	115,143	110,811

Loss on discontinued operations, net of tax	(579)	—	—	—	—

Net income	96,365	88,449	111,357	115,143	110,811

Less: Net income attributable to noncontrolling interests	(12,422)	(12,905)	(14,870)	(12,240)	(986)

Net income attributable to Waste Connections	$83,943	$75,544	$96,487	$102,903	$109,825

Earnings per common share attributable to Waste Connections’ common stockholders:
Basic	$1.20	$1.11	$1.41	$1.47	$1.38

Diluted	$1.16	$1.07	$1.38	$1.44	$1.37

Shares used in the per share calculations:
Basic (b)	70,050,974	68,136,126	68,238,523	70,024,874	79,413,067

Diluted (b)	72,316,952	70,408,673	69,994,713	71,419,712	80,337,441

	YEARS ENDED DECEMBER 31,
	2005	2006	2007 (a)	2008 (a)	2009 (a)
	(in thousands, except share and per share data)
BALANCE SHEET DATA:
Cash and equivalents	$7,514	$34,949	$10,298	$265,264	$9,639
Working capital (deficit)	(25,625)	10,368	(24,849)	213,747	(45,059)
Property and equipment, net	700,508	736,428	865,330	984,124	1,308,392
Total assets	1,676,307	1,773,356	1,981,548	2,600,357	2,820,448
Long-term debt and notes payable	586,104	617,665	704,184	819,828	867,554
Total equity	744,557	776,321	814,618	1,261,997	1,357,036

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the “Selected Financial Data” included in Item 6 of this Annual Report on Form 10-K, our consolidated financial statements and the related notes included elsewhere in this report.
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
Operating Results
We reported record revenue, net income, net cash provided by operating activities, and free cash flow in 2009, and invested a record amount in both capital expenditures and acquisitions to further strengthen and expand our business. Revenue in 2009 increased 13.5% to $1.19 billion from 2008. Reduced volumes from a difficult economy, declining fuel surcharges and decreased recycled commodity prices drove revenue down 10.8% in 2009. This decline was offset by a 19.5% increase in revenue from acquisitions and a 4.8% increase from core price, resulting in the 13.5% increase in reported revenue.
We experienced a precipitous drop in volumes and recycled commodity prices in the fourth quarter of 2008 due to the decline in economic activity across the United States, but believe that our revenue began to stabilize during the second quarter of 2009. As shown in the table below, internal growth decreased from positive 3.0% in 2008, to negative 6.0% in 2009. Internal growth for the first three quarters of 2009 was negative 7.6%, but improved to negative 1.0% in the fourth quarter of 2009, reflecting the stability we believe we attained relative to the declines in the year ago period.

	2008	2009
Price	5.6%	2.7%
Volume	(1.9%)	(6.2%)
Intermodal, Recycling and Other	(0.7%)	(2.5%)

Internal Growth	3.0%	(6.0%)

The core pricing component of our internal growth increased to 4.8% in 2009 as a result of broad-based pricing initiatives primarily designed to offset the lost contribution from year-over-year decreases in volumes and recycled commodity prices. Decreased surcharges, primarily related to declining fuel costs, were a negative 2.1% impact to internal growth. Although volume growth was negative 6.2% for the full year, quarterly volume losses began to improve in the fourth quarter of 2009 to 4.5% compared to quarterly volume losses of 7.3% in the third quarter of 2009. Intermodal, recycling and other negatively impacted internal growth by approximately 2.5% in 2009 due to a decline in recycled commodity prices during the first three quarters of the year and reduced intermodal activity. Similar to the previously discussed improving year-over-year trends in volumes during the fourth quarter of 2009, intermodal, recycling and other improved to a positive 1.4% contribution to internal growth in the fourth quarter of 2009 due to increased recycled commodity prices.
In 2009, operating income before depreciation, amortization and gain (loss) on disposal of assets, a non-GAAP financial measure (refer to page 48 of this report for a definition and reconciliation to Operating income), increased 16.3% to $361.0 million from 2008. As a percentage of revenue, operating income before depreciation, amortization and gain (loss) on disposal of assets increased from 29.6% in 2008, to 30.3% in 2009. This 0.7 percentage point increase was primarily attributable to a decline in fuel costs and higher margin acquisitions, partially offset by an increase in SG&A expenses. SG&A expenses increased primarily due to the expensing of acquisition-related costs, a charge incurred to write down our prior corporate office lease in connection with the relocation of our corporate office earlier in the year, and increased legal expenses. The increase in operating income before depreciation, amortization and gain (loss) on disposal of assets on a dollar and margin basis also reflects our response to the drop in economic activity across the United States. We reduced headcount more than 10% and instituted a number of wage and cost controls in 2009.
Free Cash Flow
Net cash provided by operating activities increased 12.3% to $303.6 million in 2009 from 2008, and capital expenditures increased 13.0% to $128.3 million over that period. Free cash flow, a non-GAAP financial measure (refer to page 48 of this report for a definition and reconciliation to net cash provided by operating activities), increased 25.6% to $192.3 million in 2009, from $153.2 million in 2008. Free cash flow increased as a percentage of revenues to 16.1% in 2009, from 14.6% in 2008. We believe this strength in our free cash flow reflects the continuing resiliency of our strategy during this difficult economic period.
Capital Position
We target a leverage ratio, as defined in our credit facility, between 2.5x and 2.75x of total debt to earnings before interest, taxes, depreciation and amortization, or EBITDA. We deployed $420.0 million during 2009 for acquisitions, $128.3 million for capital expenditures, and $62.6 million for common stock repurchases. These outlays were primarily funded by a combination of operating cash flow during the year and excess cash balances. As a result, our leverage ratio declined from its December 31, 2008 level, and remained below our targeted range at year-end 2009.
We maintained a strong balance sheet and access to capital throughout this recent recession. We issued a $175 million aggregate principal amount, 10-year unsecured note at a 5.25% fixed rate and exited 2009 with almost $500 million of available capital under our credit facility to fund additional growth opportunities.
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

Income taxes. We use the liability method to account for income taxes. Accordingly, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. If our judgment and estimates concerning assumptions made in calculating our expected future income tax rates are incorrect, our deferred tax assets and liabilities would change. Based on our net deferred tax liability balance at December 31, 2009, each 0.1 percentage point change to our expected future income tax rate would change our net deferred tax liability balance and income tax expense by approximately $0.8 million.
Accounting for landfills. We recognize landfill depletion expense as airspace of a landfill is consumed. Our landfill depletion rates are based on the remaining disposal capacity at our landfills, considering both permitted and expansion airspace. We calculate the net present value of our final capping, closure and post-closure commitments by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure and discounting the inflated total to its present value using a credit-adjusted risk-free rate. Any changes in expectations that result in an upward revision to the estimated undiscounted cash flows are treated as a new liability and are inflated and discounted at rates reflecting current market conditions. Downward revisions (or if there are no changes) to the estimated undiscounted cash flows are inflated and discounted at rates reflecting the market conditions at the time the cash flows were originally estimated. This policy results in our final capping, closure and post-closure liabilities being recorded in “layers.” The resulting final capping, closure and post-closure obligation is recorded on the balance sheet as an addition to site costs and amortized to depletion expense as the landfills’ airspace is consumed. Interest is accreted on the recorded liability using the corresponding discount rate. The accounting methods discussed below require us to make certain estimates and assumptions. Changes to these estimates and assumptions could have a material effect on our financial condition and results of operations. Any changes to our estimates are applied prospectively.
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
Final capping, closure and post-closure obligations. We accrue for estimated final capping, closure and post-closure maintenance obligations at the landfills we own, and the landfills that we operate, but do not own, under life-of-site agreements. We could have additional material financial obligations relating to final capping, closure and post-closure costs at other disposal facilities that we currently own or operate or that we may own or operate in the future. At January 1, 2009, we increased our discount rate assumption for purposes of computing 2009 “layers” for final capping, closure and post-closure obligations from 7.5% to 9.25%, in order to more accurately reflect our long-term cost of borrowing as of the end of 2008. Consistent with the prior year, our inflation rate assumption is 2.5%. The resulting final capping, closure and post-closure obligation is recorded on the balance sheet as an addition to site costs and amortized as depletion expense as the landfill’s total airspace is consumed. Significant reductions in our estimates of the remaining lives of our landfills or significant increases in our estimates of the landfill final capping, closure and post-closure maintenance costs could have a material adverse effect on our financial condition and results of operations. Additionally, changes in regulatory or legislative requirements could increase our costs related to our landfills, resulting in a material adverse effect on our financial condition and results of operations.
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
Disposal capacity. Our internal and third-party engineers perform surveys at least annually to estimate the remaining disposal capacity at our landfills. Our landfill depletion rates are based on the remaining disposal capacity, considering both permitted and expansion airspace, at the landfills that we own and at the landfills that we operate, but do not own, under life-of-site agreements. Our landfill depletion rates are based on the term of the operating agreement at our operated landfills that have capitalized expenditures. Expansion airspace consists of additional disposal capacity being pursued through means of expansion that is not actually permitted. Expansion airspace that meets certain internal criteria is included in our estimate of total landfill airspace. The internal criteria we use to determine when expansion airspace may be included as disposal capacity are as follows:
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
To determine the fair value of each of our reporting units as a whole and each indefinite-lived intangible asset, we use discounted cash flow analyses, which require significant assumptions and estimates about the future operations of each reporting unit and the future discrete cash flows related to each indefinite-lived intangible asset. Significant judgments inherent in these analyses include the determination of appropriate discount rates, the amount and timing of expected future cash flows and growth rates. The cash flows employed in our 2009 discounted cash flow analyses were based on ten-year financial forecasts, which in turn were based on the 2010 annual budget developed internally by management. These forecasts reflect perpetual revenue growth rates of 4.5% and operating profit margins that were consistent with 2009 results. Our discount rate assumptions are based on an assessment of our weighted average cost of capital. In assessing the reasonableness of our determined fair values of our reporting units, we evaluate our results against our current market capitalization.
In addition, we would evaluate a reporting unit for impairment if events or circumstances change between annual tests indicating a possible impairment. Examples of such events or circumstances include the following:
•	A significant adverse change in legal factors or in the business climate,
•	An adverse action or assessment by a regulator,
•	A more likely than not expectation that a segment or a significant portion thereof will be sold, or
•	The testing for recoverability of a significant asset group within the segment.
We did not record an impairment charge as a result of our goodwill and indefinite-lived intangibles impairment test in 2009. However, there can be no assurance that goodwill and indefinite-lived intangibles will not be impaired at any time in the future.
Business Combination Accounting. We recognize, separately from goodwill, the identifiable assets acquired and liabilities assumed at their estimated acquisition-date fair values. We measure and recognize goodwill as of the acquisition date as the excess of: (a) the aggregate of the fair value of consideration transferred, the fair value of any noncontrolling interest in the acquiree (if any) and the acquisition-date fair value of our previously held equity interest in the acquiree (if any), over (b) the fair value of net assets acquired and liabilities assumed.

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
General
Our solid waste revenues are derived from one industry segment, which consist mainly of fees we charge customers for collection, transfer, recycling and disposal of non-hazardous solid waste. Our collection business also generates revenues from the sale of recyclable commodities, which have significant variability. A large part of our collection revenues comes from providing residential, commercial and industrial services. We frequently perform these services under service agreements, municipal contracts or franchise agreements with governmental entities. Our existing franchise agreements and most of our existing municipal contracts give us the exclusive right to provide specified waste services in the specified territory during the contract term. These exclusive arrangements are awarded, at least initially, on a competitive bid basis and subsequently on a bid or negotiated basis. We also provide residential collection services on a subscription basis with individual households.
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
Our revenues from intermodal services consist mainly of fees we charge customers for the movement of cargo and solid waste containers between our intermodal facilities. We also generate revenue from the storage, maintenance and repair of cargo and solid waste containers and the sale or lease of containers and chassis.
No single contract or customer accounted for more than 10% of our total revenues at the consolidated or reportable segment level during the periods presented. The table below shows for the periods indicated our total reported revenues attributable to services provided (dollars in thousands).

	Years Ended December 31,
	2007		2008		2009
Collection	$693,675	63.8%	$787,713	66.4%	$901,768	66.1%
Disposal and transfer	298,954	27.5	308,811	26.0	392,497	28.8
Intermodal, recycling and other	95,212	8.7	89,594	7.6	68,845	5.1

	1,087,841	100.0%	1,186,118	100.0%	1,363,110	100.0%

Less: intercompany elimination	(129,300)		(136,515)		(171,717)

Total revenue	$958,541		$1,049,603		$1,191,393

Cost of operations includes labor and benefits, tipping fees paid to third-party disposal facilities, vehicle and equipment maintenance, workers’ compensation, vehicle and equipment insurance, insurance and employee group health claims expense, third-party transportation expense, fuel, the cost of materials we purchase for recycling, district and state taxes and host community fees and royalties. Our significant costs of operations in 2009 were labor, third-party disposal and transportation, vehicle and equipment maintenance, taxes and fees, insurance and fuel. We use a number of programs to reduce overall cost of operations, including increasing the use of automated routes to reduce labor and workers’ compensation exposure, utilizing comprehensive maintenance and health and safety programs, and increasing the use of transfer stations to further enhance internalization rates. We carry high-deductible insurance for automobile liability, property, general liability, workers’ compensation, employer’s liability and employer group health claims. If we experience insurance claims or costs above or below our historically evaluated levels, our estimates could be materially affected.

Selling, general and administrative, or SG&A, expense includes management, sales force, clerical and administrative employee compensation and benefits, legal, accounting and other professional services, acquisition, bad debt expense and rent expense for our corporate headquarters.
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
We capitalize some third-party expenditures related to development projects, such as legal, engineering and interest expenses. We expense all third-party and indirect acquisition costs, including third-party legal and engineering expenses, executive and corporate overhead, public relations and other corporate services, as we incur them. We charge against net income any unamortized capitalized expenditures and advances (net of any portion that we believe we may recover, through sale or otherwise) that may become impaired, such as those that relate to any operation that is permanently shut down and any landfill development project that we believe will not be completed. We routinely evaluate all capitalized costs, and expense those related to projects that we believe are not likely to succeed.
At December 31, 2009, we had $11.3 million in capitalized expenditures for a landfill project in Chaparral, New Mexico, with respect to which we had obtained a permit to operate the landfill. On July 18, 2005, the Supreme Court of New Mexico ordered the New Mexico Environment Department to conduct an additional limited hearing to consider evidence that landfill opponents claim was wrongfully excluded. The parties have agreed to postpone the hearing until November 2010 at the earliest to allow us time to explore a possible relocation of the landfill to the approximately 325 acres of undeveloped land we purchased from the State of New Mexico in July 2009. If we are not ultimately issued a permit to operate the landfill, we will be required to expense in a future period the capitalized expenditures for this project, less the recoverable value of the applicable property and any other amounts recovered, which would likely have a material adverse effect on our financial position and results of operations for that period.
Segment Reporting
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

Revenues, net of intercompany eliminations, for our reportable segments are shown in the following table for the periods indicated (in thousands):

	Years Ended December 31,
	2007	2008	2009
Western	$477,310	$512,057	$617,247
Central	257,188	299,010	291,883
Southern	224,043	238,536	282,263
Corporate	—	—	—

	$958,541	$1,049,603	$1,191,393

Operating income (loss) before depreciation, amortization and gain (loss) on disposal of assets for our reportable segments is shown in the following table for the periods indicated (in thousands):

	Years Ended December 31,
	2007	2008	2009
Western	$143,636	$148,994	$181,353
Central	77,042	85,950	95,852
Southern	71,489	71,205	88,546
Corporate	720	4,265	(4,799)

	$292,887	$310,414	$360,952

A reconciliation of Operating income (loss) before depreciation, amortization and gain (loss) on disposal of assets to Income before income tax provision is included in Note 14 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.
Significant changes in revenue and operating income (loss) before depreciation, amortization and gain (loss) on disposal of assets for our reportable segments for the year ended December 31, 2009, compared to the year ended December 31, 2008 and for the year ended December 31, 2008, compared to the year ended December 31, 2007, are discussed below:
Segment Revenue
Revenue in our Western segment increased $105.1 million, or 20.5%, to $617.2 million for the year ended December 31, 2009, from $512.1 million for the year ended December 31, 2008. For the year ended December 31, 2009, the components of the revenue increase consisted of revenue acquired from acquisitions closed during, or subsequent to, the year ended December 31, 2008 of $134.1 million and net price increases of $13.6 million, partially offset by volume decreases of $20.4 million, recyclable commodity sales decreases of $11.7 million and other revenue decreases of $10.4 million.
Revenue in our Western segment increased $34.8 million, or 7.3%, to $512.1 million for the year ended December 31, 2008, from $477.3 million for the year ended December 31, 2007. For the year ended December 31, 2008, the components of the revenue increase consisted of revenue acquired from acquisitions closed during, or subsequent to, the year ended December 31, 2007 of $28.9 million and net price increases of $16.3 million, partially offset by volume decreases of $5.3 million, recyclable commodity sales decreases of $2.5 million and other revenue decreases of $2.7 million.
Revenue in our Central segment decreased $7.1 million, or 2.4%, to $291.9 million for the year ended December 31, 2009, from $299.0 million for the year ended December 31, 2008. For the year ended December 31, 2009, the components of the revenue decrease consisted of volume decreases of $27.9 million and recyclable commodity sales decreases of $3.0 million, partially offset by revenue acquired from acquisitions closed during, or subsequent to, the year ended December 31, 2008 of $14.6 million and net price increases of $9.2 million.
Revenue in our Central segment increased $41.8 million, or 16.3%, to $299.0 million for the year ended December 31, 2008, from $257.2 million for the year ended December 31, 2007. For the year ended December 31, 2008, the components of the revenue increase consisted of revenue acquired from acquisitions closed during, or subsequent to, the year ended December 31, 2007 of $24.1 million, net price increases of $23.3 million and other revenue increases of $0.3 million, partially offset by volume decreases of $5.3 million and recyclable commodity sales decreases of $0.6 million.

Revenue in our Southern segment increased $43.8 million, or 18.3%, to $282.3 million for the year ended December 31, 2009, from $238.5 million for the year ended December 31, 2008. For the year ended December 31, 2009, the components of the revenue increase consisted of revenue acquired from acquisitions closed during, or subsequent to, the year ended December 31, 2008 of $54.8 million, net price increases of $4.8 million and other revenue increases of $0.7 million, partially offset by volume decreases of $15.8 million and recyclable commodity sales decreases of $0.8 million.
Revenue in our Southern segment increased $14.5 million, or 6.5%, to $238.5 million for the year ended December 31, 2008, from $224.0 million for the year ended December 31, 2007. For the year ended December 31, 2008, the components of the revenue increase consisted of revenue acquired from acquisitions closed during, or subsequent to, the year ended December 31, 2007 of $9.0 million, net price increases of $14.0 million, and recyclable commodity sales increases of $0.1 million, partially offset by volume decreases of $7.7 million and other revenue decreases of $0.9 million.
Segment Operating Income (Loss) before Depreciation, Amortization and Gain (Loss) on Disposal of Assets
Operating income (loss) before depreciation, amortization and gain (loss) on disposal of assets in our Western segment increased $32.4 million, or 21.7%, to $181.4 million for the year ended December 31, 2009, from $149.0 million for the year ended December 31, 2008. The increase was primarily due to income generated from acquisitions closed during, or subsequent to, the year ended December 31, 2008, and the following changes at operations owned in the comparable periods in 2008 and 2009: decreased labor expenses; decreased fuel expense; decreased third party trucking and transportation expenses; decreased major vehicle and equipment repairs; and decreased expenses associated with the cost of purchasing recyclable commodities; partially offset by decreased revenues at operations owned in the comparable periods, increased legal expenses and increased incentive compensation expenses.
Operating income (loss) before depreciation, amortization and gain (loss) on disposal of assets in our Western segment increased $5.4 million, or 3.7%, to $149.0 million for the year ended December 31, 2008, from $143.6 million for the year ended December 31, 2007. The increase was primarily due to income generated from acquisitions closed during, or subsequent to, the year ended December 31, 2007, and increased revenues and decreased auto and workers’ compensation insurance expenses at operations owned in the comparable periods in 2007 and 2008, partially offset by the following changes at operations owned in the comparable periods in 2007 and 2008: increased labor expenses; increased disposal and third party trucking and transportation expenses; and increased fuel expenses.
Operating income (loss) before depreciation, amortization and gain (loss) on disposal of assets in our Central segment increased $9.9 million, or 11.5%, to $95.9 million for the year ended December 31, 2009, from $86.0 million for the year ended December 31, 2008. The increase was primarily due to income generated from acquisitions closed during, or subsequent to, the year ended December 31, 2008, and the following changes at operations owned in the comparable periods in 2008 and 2009: decreased labor expenses; decreased fuel expense; decreased major vehicle and equipment repairs; and decreased disposal and third party trucking and transportation expenses; partially offset by decreased revenues.
Operating income (loss) before depreciation, amortization and gain (loss) on disposal of assets in our Central segment increased $9.0 million, or 11.6%, to $86.0 million for the year ended December 31, 2008, from $77.0 million for the year ended December 31, 2007. The increase was primarily due to income generated from acquisitions closed during, or subsequent to, the year ended December 31, 2007, and increased revenues and decreased auto and workers’ compensation insurance expenses at operations owned in the comparable periods in 2007 and 2008, partially offset by the following changes at operations owned in the comparable periods in 2007 and 2008: increased labor expenses; increased disposal and third party trucking and transportation expenses; and increased fuel expenses.
Operating income (loss) before depreciation, amortization and gain (loss) on disposal of assets in our Southern segment increased $17.3 million, or 24.4%, to $88.5 million for the year ended December 31, 2009, from $71.2 million for the year ended December 31, 2008. The increase was primarily due to income generated from acquisitions closed during, or subsequent to, the year ended December 31, 2008, and the following changes at operations owned in the comparable periods in 2008 and 2009: decreased labor expenses; decreased fuel expense; decreased disposal and third party trucking and transportation expenses; partially offset by decreased revenues.
Operating income (loss) before depreciation, amortization and gain (loss) on disposal of assets in our Southern segment decreased $0.3 million, or 0.4%, to $71.2 million for the year ended December 31, 2008, from $71.5 million for the year ended December 31, 2007. The decrease was primarily due to the following changes at operations owned in comparable periods in 2007 and 2008: increased fuel expense; increased labor expenses; and increased third party trucking and transportation expenses; partially offset by income generated from acquisitions closed during, or subsequent to, the year ended December 31, 2007, and increased revenues and decreased disposal expenses at operations owned in the comparable periods in 2007 and 2008.

Operating income (loss) before depreciation, amortization and gain (loss) on disposal of assets at Corporate decreased $9.1 million, to a loss total of $4.8 million for the year ended December 31, 2009, from an income total of $4.3 million for the year ended December 31, 2008. Our estimated recurring corporate expenses, which can vary from the actual amount of incurred corporate expenses, are allocated to our three geographic operating segments. The net operating losses for the year ended December 31, 2009 were due primarily to charges recorded to establish or increase our liability for remaining rental expenses, net of estimated sublease rentals, at our prior corporate office facilities, direct acquisition costs that were charged to expense, increased compensation expense resulting from increased deferred compensation plan liabilities due to improved market performance of employee deferred contributions and increased cash and stock-based incentive compensation expenses.
Operating income (loss) before depreciation, amortization and gain (loss) on disposal of assets at Corporate increased $3.6 million, to $4.3 million for the year ended December 31, 2008, from $0.7 million for the year ended December 31, 2007. Our estimated recurring corporate expenses, which can vary from the actual amount of incurred corporate expenses, are allocated to our three geographic operating segments. The increase was due primarily to decreased auto and workers’ compensation insurance expenses and decreased employee deferred compensation expense resulting from deferred compensation liabilities to employees being reduced as a result of declines in the market value of investments to which employee deferred compensation balances are tracked, partially offset by increased incentive and equity compensation expenses.

Results of Operations
The following table sets forth items in our consolidated statements of income in thousands and as a percentage of revenues for the periods indicated:

	Years Ended December 31,
		As a % of 2007		As a % of 2008		As a % of 2009
	2007	Revenues	2008	Revenues	2009	Revenues
Revenues	$958,541	100.0%	$1,049,603	100.0%	$1,191,393	100.0%
Cost of operations	566,089	59.1	628,075	59.8	692,415	58.1
Selling, general and administrative	99,565	10.4	111,114	10.6	138,026	11.6
Depreciation	81,287	8.5	91,095	8.7	117,796	9.9
Amortization of intangibles	4,341	0.4	6,334	0.6	12,962	1.1
Loss (gain) on disposal of assets	250	—	629	0.1	(481)	(0.1)

Operating income	207,009	21.6	212,356	20.2	230,675	19.4

Interest expense	(39,206)	(4.1)	(43,102)	(4.1)	(49,161)	(4.1)
Interest income	1,593	0.2	3,297	0.4	1,413	0.1
Other income (expense), net	289	—	(633)	(0.1)	(7,551)	(0.7)
Income tax provision	(58,328)	(6.1)	(56,775)	(5.4)	(64,565)	(5.4)
Net income attributable to noncontrolling interests	(14,870)	(1.5)	(12,240)	(1.2)	(986)	(0.1)

Net income attributable to Waste Connections	$96,487	10.1%	$102,903	9.8%	$109,825	9.2%

Years Ended December 31, 2009 and 2008
Revenues. Total revenues increased $141.8 million, or 13.5%, to $1.19 billion for the year ended December 31, 2009, from $1.05 billion for the year ended December 31, 2008.
Acquisitions closed during, or subsequent to, the year ended December 31, 2008, increased revenues by approximately $203.6 million.
During the year ended December 31, 2009, the net increase in prices charged to our customers was $27.7 million, consisting of $49.6 million of core price increases, partially offset by a $21.9 million reduction in surcharges primarily related to declining fuel costs.
Volume decreases in our existing business during the year ended December 31, 2009, reduced revenues by approximately $64.2 million. The net decrease in volume was primarily attributable to declines in roll off activity and landfill and transfer station volumes for operations owned in the comparable periods as a result of the economic recession currently affecting the United States.
Lower recyclable commodity prices during the initial nine months of 2009, primarily a result of decreased overseas demand for recyclable commodities, partially offset by improved commodity pricing during the final three months of 2009, resulted in a net decrease to revenues of $15.5 million during the year ended December 31, 2009. During the nine months ended September 30, 2009, the decrease in recyclable revenues from price declines was $19.0 million. Commodity price improvements during the three months ended December 31, 2009 increased revenues by $3.5 million.
Other revenues decreased by $9.8 million during the year ended December 31, 2009, primarily due to a decline in cargo volume at our intermodal operations.
Cost of Operations. Total cost of operations increased $64.3 million, or 10.2%, to $692.4 million for the year ended December 31, 2009, from $628.1 million for the year ended December 31, 2008. The increase was attributable to operating costs associated with acquisitions closed during, or subsequent to, the year ended December 31, 2008, increased landfill operating and leachate disposal costs at certain landfills we own and an increase in auto and workers’ compensation expense under our high deductible insurance program due to a larger reduction in projected losses on open claims in 2008 compared to 2009, partially offset by decreased labor expenses due to headcount reductions at our operations owned in the comparable periods, decreased employee medical benefit expenses resulting from decreases in claims cost, decreased diesel fuel expense resulting from lower volumes consumed and lower prices, decreased major vehicle and equipment repairs, decreased disposal and third party trucking and transportation expenses due to decreased volumes and decreased expenses associated with the cost of purchasing recyclable commodities due to recyclable commodity pricing declines. We record adjustments to auto and workers’ compensation claim development costs based on changes in estimates of actuarially projected losses on open claims determined by our third party administrator’s review and a third party actuarial review of our estimated insurance liability. During the years ended December 31, 2008 and 2009, adjustments recorded resulting from changes in estimates of actuarially projected losses on open claims resulted in reductions to insurance expense of $3.0 million and $1.2 million, respectively, which partially offset the overall increase in insurance expense discussed above.

Cost of operations as a percentage of revenues decreased 1.7 percentage points to 58.1% for the year ended December 31, 2009, from 59.8% for the year ended December 31, 2008. The decrease as a percentage of revenues was primarily attributable to decreased fuel prices, decreased third party trucking and transportation expenses and decreases in the cost of recyclable commodities, partially offset by increased auto and workers’ compensation expense and increased landfill leachate disposal expenses.
SG&A. SG&A expenses increased $26.9 million, or 24.2%, to $138.0 million for the year ended December 31, 2009, from $111.1 million for the year ended December 31, 2008. The increase in SG&A expenses was primarily the result of additional personnel from acquisitions closed during, or subsequent to, the year ended December 31, 2008, increased cash and stock-based incentive compensation expense, increased compensation expense resulting from increased deferred compensation plan liabilities due to improved market performance of employee deferred contributions, increased legal expenses, recording a charge to increase our liability for remaining rental expenses, net of estimated sublease rentals, at our prior corporate office facilities, and charging direct acquisition costs to SG&A expense, partially offset by a decrease in bad debt expense.
SG&A expenses as a percentage of revenues increased 1.0 percentage point to 11.6% for the year ended December 31, 2009, from 10.6% for the year ended December 31, 2008. The increase as a percentage of revenues was primarily attributable to declines in revenues from operations owned in the comparable periods, increased cash and equity-based incentive compensation expenses, increased deferred compensation expense, increased legal expenses, the aforementioned expense charge for our former corporate office facilities and the aforementioned charge for direct acquisition costs.
Depreciation. Depreciation expense increased $26.7 million, or 29.3%, to $117.8 million for the year ended December 31, 2009, from $91.1 million for the year ended December 31, 2008. The increase was primarily attributable to depreciation and depletion associated with acquisitions closed during, or subsequent to, the year ended December 31, 2008, and additions to our fleet and equipment purchased to support our existing operations, partially offset by reduced depletion expense at landfills owned during the years ended December 31, 2008 and 2009 due to lower landfill volumes.
Depreciation expense as a percentage of revenues increased 1.2 percentage points to 9.9% for the year ended December 31, 2009, from 8.7% for the year ended December 31, 2008. The increase in depreciation expense as a percentage of revenues was due to the impact of declines in revenues from operations owned in the comparable periods, coupled with the aforementioned increased depreciation expense at existing and acquired operations and increased depletion expense at acquired operations.
Amortization of Intangibles. Amortization of intangibles expense increased $6.7 million, or 104.6%, to $13.0 million for the year ended December 31, 2009, from $6.3 million for the year ended December 31, 2008. Amortization of intangibles expense as a percentage of revenues increased 0.5 percentage points to 1.1% for the year ended December 31, 2009, from 0.6% for the year ended December 31, 2008. These increases were primarily attributable to amortization of contracts, customer lists and other intangibles acquired during, or subsequent to, the year ended December 31, 2008.
Operating Income. Operating income increased $18.3 million, or 8.6%, to $230.7 million for the year ended December 31, 2009, from $212.4 million for the year ended December 31, 2008. The increase was primarily attributable to increased revenues and decreased losses on disposal of assets, partially offset by increased operating costs, increased SG&A expense, and increased depreciation expense and amortization of intangibles expense.
Operating income as a percentage of revenues decreased 0.8 percentage points to 19.4% for the year ended December 31, 2009, from 20.2% for the year ended December 31, 2008. The decrease as a percentage of revenues was due to the previously described 1.0 percentage point increase in SG&A expense, combined 1.7 percentage point increase in depreciation expense and amortization of intangibles expense, partially offset by a 1.7 percentage point decrease in cost of operations and a 0.2 percentage point change resulting from the recognition of a gain on the disposal of assets during the year ended December 31, 2009.

Interest Expense. Interest expense increased $6.1 million, or 14.1%, to $49.2 million for the year ended December 31, 2009, from $43.1 million for the year ended December 31, 2008. The increase was primarily attributable to increased average debt balances, partially offset by reduced average borrowing rates on the portion of our credit facility borrowings not fixed under interest rate swap agreements.
Interest Income. Interest income decreased $1.9 million to $1.4 million for the year ended December 31, 2009, from $3.3 million for the year ended December 31, 2008. Waste Connections maintained higher average cash balances in money market accounts during the three months ended December 31, 2008 and the three months ended March 31, 2009 in anticipation of funding the acquisition of certain operations from Republic. Due to a decline in rates of return on money market accounts, interest earned on our cash balances was higher in 2008, compared to 2009.
Other Income (Expense), Net. Other income (expense), net increased $7.0 million to an expense balance of $7.6 million for the year ended December 31, 2009, from an expense balance of $0.6 million for the year ended December 31, 2008. The increase was primarily attributable to the termination of two of our interest rate swap agreements in conjunction with the issuance in October 2009 of our senior notes due 2019, partially offset by earnings on our mutual fund investments. We purchase investments in mutual funds to fund our obligations under our deferred compensation plan.
Income Tax Provision. Income taxes increased $7.8 million, or 13.7%, to $64.6 million for the year ended December 31, 2009, from $56.8 million for the year ended December 31, 2008.
Our effective tax rates for the year ended December 31, 2008 and 2009 were 33.0% and 36.8%, respectively. As a result of our adoption of the new guidance on noncontrolling interests (effective January 1, 2009, as discussed in Note 13 to our Consolidated Financial Statements included in this Annual Report on Form 10-K), the measurement of our effective tax rate has changed from previous years. The adoption of the noncontrolling interests guidance resulted in an increase in our Income before income tax provision due to the inclusion of Net income attributable to noncontrolling interests in this measure. Net income attributable to noncontrolling interests, or what was previously referred to as “Minority Interests” expense, was historically shown as an expense in arriving at Income before income tax provision. Under the new noncontrolling interests guidance, amounts reported as Net income attributable to noncontrolling interests are now reported net of any applicable taxes. Our 2008 effective tax rate has been remeasured and reported in a manner consistent with the current measurement approach.
During the year ended December 31, 2008, we recorded a reduction to income tax expense of $4.9 million, resulting primarily from changes to the geographical apportionment of our state income taxes, the reversal of certain tax contingencies for which the statute of limitations expired in 2008, and the reconciliation of the income tax provision to the 2007 federal and state tax returns, which were filed during 2008.
During the year ended December 31, 2009, we recorded a reduction to income tax expense of $1.6 million, resulting from changes to the geographical apportionment of our state income taxes due to acquisitions closed in the current year and from current year changes to the state apportionment formulas used in certain states and the reconciliation of the income tax provision to the 2008 federal and state tax returns, which were filed during 2009. Additionally, we recorded a net reduction to the liability for uncertain tax positions of approximately $0.8 million due to the expiration of certain statute of limitations, which was recorded as a reduction to income tax expense.
Net Income Attributable to Noncontrolling Interests. Net income attributable to noncontrolling interests decreased $11.2 million, or 91.9%, to $1.0 million for the year ended December 31, 2009, from $12.2 million for the year ended December 31, 2008. The decrease was primarily due to our acquisition in November 2008 of the remaining 49% interest in Pierce County Recycling, Composting and Disposal, LLC and Pierce County Landfill Management, Inc. (“PCRCD”). During the year ended December 31, 2008, net income attributable to PCRCD was $11.4 million.
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
SG&A. SG&A expenses increased $11.5 million, or 11.6%, to $111.1 million for the year ended December 31, 2008, from $99.6 million for the year ended December 31, 2007. The increase was primarily the result of additional personnel from acquisitions closed during, or subsequent to, the year ended December 31, 2007, increased payroll expense due to increased headcount to support our base operations, increased medical benefit expense, and increased incentive and equity compensation expenses, partially offset by decreased employee deferred compensation expense resulting from deferred compensation liabilities to employees being reduced as a result of declines in the market value of investments to which employee deferred compensation balances are tracked.
SG&A expenses as a percentage of revenues increased 0.2 percentage points to 10.6% for the year ended December 31, 2008, from 10.4% for the year ended December 31, 2007. The increase as a percentage of revenues was primarily attributable to increased payroll expense, increased incentive and equity compensation expense, partially offset by decreased employee deferred compensation expense.
Depreciation. Depreciation expense increased $9.8 million, or 12.1%, to $91.1 million for the year ended December 31, 2008, from $81.3 million for the year ended December 31, 2007. The increase was primarily attributable to depreciation expense associated with acquisitions closed during, or subsequent to, the year ended December 31, 2007, additions to our fleet and equipment purchased to support our existing operations, and higher landfill depletion expense due to increased landfill construction and closure costs.

Depreciation expense as a percentage of revenues increased 0.2 percentage points to 8.7% for the year ended December 31, 2008, from 8.5% for the year ended December 31, 2007. The increase as a percentage of revenues was the result of fleet and equipment purchased to support our existing operations.
Amortization of Intangibles. Amortization of intangibles expense increased $2.0 million, or 45.9%, to $6.3 million for the year ended December 31, 2008, from $4.3 million for the year ended December 31, 2007. The increase was primarily attributable to amortization expense associated with intangible assets acquired during, or subsequent to, the year ended December 31, 2007.
Amortization of intangibles expense as a percentage of revenues increased 0.2 percentage points to 0.6% for the year ended December 31, 2008, from 0.4% for the year ended December 31, 2007. The increase as a percentage of revenues was the result of amortization expense associated with intangible assets acquired during, or subsequent to, the year ended December 31, 2007.
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
Interest Expense. Interest expense increased $3.9 million, or 9.9%, to $43.1 million for the year ended December 31, 2008, from $39.2 million for the year ended December 31, 2007. The increase was attributable to increased average debt balances, partially offset by reduced average borrowing rates on the portion of our credit facility borrowings not fixed under interest rate swap agreements.
Interest Income. Interest income increased $1.7 million, or 107.0%, to $3.3 million for the year ended December 31, 2008, from $1.6 million for the year ended December 31, 2007. The increase was attributable to higher average cash balances.
Income Tax Provision. Income taxes decreased $1.5 million, or 2.7%, to $56.8 million for the year ended December 31, 2008, from $58.3 million for the year ended December 31, 2007.
Our effective tax rates for the years ended December 31, 2007 and 2008, were 34.4% and 33.0%, respectively. The decrease in the effective tax rate during the year ended December 31, 2008, was due to recording adjustments to reduce income tax expense by $4.9 million, resulting primarily from changes to the geographical apportionment of our state income taxes, the reversal of certain tax contingencies for which the statute of limitations expired in 2008, and the reconciliation of the income tax provision to the 2007 federal and state tax returns, which were filed during 2008.
Net Income Attributable to Noncontrolling Interests. Net income attributable to noncontrolling interests decreased $2.7 million, or 17.7%, to $12.2 million for the year ended December 31, 2008, from $14.9 million for the year ended December 31, 2007. The decrease was due to decreased earnings at PCRCD, primarily resulting from a decrease in revenues associated with reduced disposal volumes, and our acquisition of the remaining 49% interest in PCRCD, effective November 3, 2008. Our net income attributable to noncontrolling interests would have been $13.7 million for the year ended December 31, 2008, if we had not purchased the remaining 49% interest in PCRCD.
Liquidity and Capital Resources
The following table sets forth certain cash flow information for the years ended December 31, 2007, 2008 and 2009 (in thousands):

	2007	2008	2009
Net cash provided by operating activities	$219,069	$270,409	$303,637
Net cash used in investing activities	(235,609)	(467,647)	(548,227)
Net cash provided by (used in) financing activities	(8,111)	452,204	(11,035)

Net increase (decrease) in cash and equivalents	(24,651)	254,966	(255,625)
Cash and equivalents at beginning of year	34,949	10,298	265,264

Cash and equivalents at end of year	$10,298	$265,264	$9,639

Operating Activities Cash Flows
For the year ended December 31, 2009, net cash provided by operating activities was $303.6 million. For the year ended December 31, 2008, net cash provided by operating activities was $270.4 million. The $33.2 million net increase in cash provided by operating activities was primarily due to the following:
1)	An increase in depreciation and amortization expense of $33.3 million;
2)
An increase in deferred taxes of $7.9 million primarily due to an increase in tax deductible timing differences for depreciation and amortization expenses and to recording basis differences for certain assets related to acquisitions;

3)
An increase of $2.4 million attributable to a decrease in the excess tax benefit associated with equity-based compensation, due to a reduction in stock option exercises resulting in reduced taxable income recognized by employees that is tax deductible to us;

4)	A decrease in net income of $4.3 million; and
5)
A decrease in cash flows from operating assets and liabilities, net of effects from acquisitions, of $7.6 million to $10.8 million for the year ended December 31, 2009, from $18.4 million for the year ended December 31, 2008. The significant components of the $10.8 million in cash flows from changes in operating assets and liabilities include the following:

a)	an increase from accounts payable of $13.2 million due primarily to the timing of payments for operating activities;
b)
an increase from accrued liabilities of $6.5 million due primarily to increased accruals for cash-based employee incentive compensation expense, increased accruals for employee benefits, increased accruals for interest expense due to the timing of interest payments under new debt instruments issued in 2009, increased accruals for property taxes and increased accruals for auto and workers’ compensation claims due to the timing of claims incurred;

c)	an increase from other long-term liabilities of $3.8 million due primarily to increased deferred compensation plan liabilities resulting from employee contributions and plan earnings; less
d)	a decrease from accounts receivable of $4.3 million due to increased revenues, partially offset by an improvement in accounts receivable turnover in 2009; less
e)	a decrease from prepaid expenses and other current assets of $8.0 million due primarily to an increase in prepaid income taxes and prepaid insurance premiums.
For the year ended December 31, 2008, net cash provided by operating activities was $270.4 million. For the year ended December 31, 2007, net cash provided by operating activities was $219.1 million. The $51.3 million net increase in cash provided by operating activities was primarily due to the following:
1)
An increase in the change in deferred income taxes of $19.4 million due primarily to an increase in tax deductible timing differences for depreciation expense, amortization expense and landfill closure and post-closure expense;

2)	An increase in depreciation and amortization expense of $11.8 million;
3)
An increase of $7.7 million attributable to a decrease in the excess tax benefit associated with equity-based compensation, due to a reduction in stock option exercises resulting in reduced taxable income recognized by employees that is tax deductible by us;

4)	An increase in net income of $3.8 million; and
5)
An increase in cash flows from operating assets and liabilities, net of effects from acquisitions, of $6.2 million to $18.4 million for the year ended December 31, 2008, from $12.2 million for the year ended December 31, 2007. The significant components of the $18.4 million in cash flows from changes in operating assets and liabilities include the following:

a)	an increase from accounts receivable of $18.8 million, due to improved accounts receivable turnover in 2008;
b)
an increase from accrued liabilities of $6.4 million, due primarily to an increase in accrued interest due to changes in the payment timing for LIBOR-based borrowings and our issuance in 2008 of $175 million of senior unsecured notes due October 1, 2015, which pay interest semi-annually on April 1 and October 1, less,

c)	a decrease from other long-term liabilities of $6.2 million due primarily to the 2008 expiration of certain accrued tax contingencies and interim capping expenditures at one of our landfills.
As of December 31, 2009, we had a working capital deficit of $45.1 million, including cash and equivalents of $9.6 million. Our working capital decreased $258.8 million from a working capital surplus of $213.7 million at December 31, 2008. Our decreased cash and working capital positions from December 31, 2008, were primarily due to funding the acquisition of certain operations from Republic in 2009. To date, we have experienced no loss or lack of access to our cash or cash equivalents; however, we can provide no assurances that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets. Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements to reduce our indebtedness under our credit facility and to minimize our cash balances.

Investing Activities Cash Flows
Net cash used in investing activities increased $80.6 million to $548.2 million for the year ended December 31, 2009, from $467.6 million for the year ended December 31, 2008. The significant components of the increase include the following:
1)	An increase in payments for acquisitions of $64.9 million; and
2)
An increase in capital expenditures for property and equipment of $14.8 million due to growth from acquisitions and the acceleration of certain planned 2010 capital expenditures into 2009 in order to take advantage of accelerated tax deduction benefits.

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

Financing Activities Cash Flows
Net cash flows from financing activities decreased $463.2 million to a net cash used in financing activities total of $11.0 million for the year ended December 31, 2009, from a net cash provided by financing activities total of $452.2 million for the year ended December 31, 2008. The significant components of the decrease include the following:
1)
Net proceeds from the sale of stock in a public offering of $393.9 million during the year ended December 31, 2008. There were no sales of stock in a public offering during the year ended December 31, 2009;

2)	A decrease in net long-term borrowings of $53.6 million, with the net proceeds primarily used to fund acquisition opportunities;

3)	An increase in payments to repurchase our common stock of $31.1 million;
4)	A decrease in proceeds from option and warrant exercises of $3.7 million due to a decrease in the number of options and warrants exercised in 2009; less
5)	A change in book overdraft of $12.3 million resulting from fluctuations in our outstanding cash balances at banks for which outstanding check balances can be offset; less,
6)	A decrease in the amounts distributed to non-controlling interests of $8.2 million due to the aforementioned purchase of the remaining 49% interest in PCRCD.
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

Our Board of Directors has authorized a common stock repurchase program for the repurchase of up to $800 million of common stock through December 31, 2012. As of December 31, 2008 and 2009, we had repurchased 16.8 million and 19.0 million shares, respectively, of our common stock at a cost of $419.8 million and $482.4 million, respectively. As of December 31, 2009, the remaining maximum dollar value of shares available for purchase under the program was approximately $317.6 million.
We made $128.3 million in capital expenditures during the year ended December 31, 2009. We expect to make capital expenditures between $115 million and $120 million in 2010 in connection with our existing business. We intend to fund our planned 2010 capital expenditures principally through internally generated funds and borrowings under our credit facility. In addition, we may make substantial additional capital expenditures in acquiring solid waste collection and disposal businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity. We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities. We believe that our cash and equivalents, credit facility and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future. However, disruptions in the capital and credit markets could adversely affect our ability to draw on our credit facility or raise other capital. Our access to funds under the credit facility is dependent on the ability of the banks that are parties to the facility to meet their funding commitments. Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.
We have an $845 million senior revolving credit facility, or the credit facility, with a syndicate of banks for which Bank of America, N.A. acts as agent. As of December 31, 2007, $479.0 million was outstanding under our credit facility, exclusive of outstanding standby letters of credit of $68.3 million. As of December 31, 2008, $400.0 million was outstanding under the credit facility, exclusive of outstanding standby letters of credit of $81.4 million. As of December 31, 2009, $269.0 million was outstanding under the credit facility, exclusive of outstanding standby letters of credit of $87.1 million.
The credit facility requires interest payments as outlined in the credit agreement and matures in September 2012. Under the credit facility, there is no maximum amount of standby letters of credit that can be issued; however, the issuance of standby letters of credit reduces the amount of total borrowings available. The credit facility requires us to pay a commitment fee ranging from 0.15% to 0.20% of the unused portion of the facility. The borrowings under the credit facility bear interest, at our option, at either the base rate plus the applicable base rate margin on base rate loans, or the Eurodollar rate plus the applicable Eurodollar margin on Eurodollar loans. The base rate for any day is a fluctuating rate per annum equal to the higher of: (1) the federal funds rate plus one half of one percent (0.5%); and (2) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate.” The Eurodollar rate is determined by the administrative agent pursuant to a formula in the credit agreement governing the credit facility. The applicable margins under the credit facility vary depending on our leverage ratio, as defined in the credit agreement, and range from 0.625% to 1.125% for Eurodollar loans and 0.00% for base rate loans. The borrowings under the credit facility are not collateralized. The credit agreement governing the credit facility contains representations and warranties and places certain business, financial and operating restrictions on us relating to, among other things, indebtedness, liens and other encumbrances, investments, mergers and acquisitions, asset sales, sale and leaseback transactions, and dividends, distributions and redemptions of capital stock. The credit facility requires that we maintain specified financial ratios. As of December 31, 2008 and 2009, we were in compliance with all applicable covenants under the credit facility. We use the credit facility for acquisitions, capital expenditures, working capital, standby letters of credit and general corporate purposes.
On March 20, 2006, we completed the offering of $200 million aggregate principal amount of our 3.75% Convertible Senior Notes due 2026, or the 2026 Notes, pursuant to a private placement. The terms and conditions of the 2026 Notes are set forth in the Indenture, dated as of March 20, 2006, between us and U.S. Bank National Association, as trustee. The 2026 Notes rank equally in right of payment to all of our other existing and future senior uncollateralized and unsubordinated indebtedness. The 2026 Notes rank senior in right of payment to all of our existing and future subordinated indebtedness and are subordinated in right of payment to our collateralized obligations to the extent of the assets collateralizing such obligations. The 2026 Notes bear interest at 3.75% per annum payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2006, until the maturity date of April 1, 2026.
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
Beginning on April 1, 2010, we may redeem in cash all or part of the 2026 Notes at a price equal to 100% of the principal amount plus accrued and unpaid interest, including additional interest, if any, and, if redeemed prior to April 1, 2011, an interest make-whole payment. On February 8, 2010, we announced that on April 1, 2010, we intend to redeem all of our 2026 Notes. Holders may have their 2026 Notes redeemed at par plus a make-whole payment, together with accrued and unpaid interest to the redemption date. Alternatively, holders may convert their 2026 Notes, prior to 5 p.m., New York City time, on March 31, 2010. The conversion price is $34.00 per share, which is equivalent to a conversion rate of approximately 29.4118 shares of our common stock for each $1,000 principal amount of the 2026 Notes. On February 8, 2010, the last reported sale price of our common stock on the New York Stock Exchange was $30.96 per share.
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
On July 15, 2008, we entered into a Master Note Purchase Agreement with certain accredited institutional investors pursuant to which we issued and sold to the investors at a closing on October 1, 2008, $175 million of senior uncollateralized notes due October 1, 2015, or the 2015 Notes, in a private placement. The 2015 Notes bear interest at the fixed rate of 6.22% per annum with interest payable in arrears semi-annually on April 1 and October 1 beginning on April 1, 2009, and with principal payable at the maturity of the 2015 Notes on October 1, 2015.
The 2015 Notes are uncollateralized obligations and rank equally with obligations under our credit facility. The 2015 Notes are subject to representations, warranties, covenants and events of default. Upon the occurrence of an event of default, payment of the 2015 Notes may be accelerated by the holders of the 2015 Notes. The 2015 Notes may also be prepaid by us at any time at par plus a make-whole amount determined in respect of the remaining scheduled interest payments on the 2015 Notes, using a discount rate of the then current market standard for United States treasury bills plus 0.50%. In addition, we will be required to offer to prepay the 2015 Notes upon certain changes in control.
On October 26, 2009, we entered into a First Supplement to the Master Note Purchase Agreement with certain accredited institutional investors pursuant to which we issued and sold to the investors on that date $175 million of senior uncollateralized notes due November 1, 2019, or the 2019 Notes, in a private placement. The 2019 Notes bear interest at the fixed rate of 5.25% per annum with interest payable in arrears semi-annually on May 1 and November 1 beginning on May 1, 2010, and with principal payable at the maturity of the 2019 Notes on November 1, 2019.
The 2019 Notes are uncollateralized obligations and rank equally with the 2015 Notes and obligations under our credit facility. The 2019 Notes are subject to representations, warranties, covenants and events of default. Upon the occurrence of an event of default, payment of the 2019 Notes may be accelerated by the holders of the 2019 Notes. The 2019 Notes may also be prepaid by us at any time at par plus a make-whole amount determined in respect of the remaining scheduled interest payments on the 2019 Notes, using a discount rate of the then current market standard for United States treasury bills plus 0.50%. In addition, we will be required to offer to prepay the 2019 Notes upon certain changes in control.
We may issue additional series of senior uncollateralized notes pursuant to the terms and conditions of the Master Note Purchase Agreement, provided that the purchasers of the 2015 Notes and the 2019 Notes shall not have any obligation to purchase any additional notes issued pursuant to the Master Note Purchase Agreement and the aggregate principal amount of the 2015 Notes, the 2019 Notes and any additional notes issued pursuant to the Master Note Purchase Agreement shall not exceed $500 million.
As of December 31, 2009, we had the following contractual obligations (in thousands):

	Payments Due by Period
		Less Than	1 to 3		Over 5
Recorded Obligations	Total	1 Year	Years	3 to 5 Years	years
Long-term debt	$876,409	$2,609	$473,610	$3,287	$396,903
Cash interest payments	208,150	42,315	60,608	42,322	62,905

Long-term debt payments include:

(1)
$269.0 million in principal payments due 2012 related to our credit facility. Our credit facility bears interest, at our option, at either the base rate plus the applicable base rate margin (approximately 3.25% at December 31, 2009) on base rate loans, or the Eurodollar rate plus the applicable Eurodollar margin (approximately 0.86% at December 31, 2009) on Eurodollar loans. As of December 31, 2009, our credit facility allowed us to borrow up to $845 million.

(2)
$175.0 million in principal payments due 2019 related to our 2019 Notes. Holders of the 2019 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2019 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the Master Note Purchase Agreement. The 2019 Notes bear interest at a rate of 5.25%.

(3)
$200.0 million in principal payments due 2026 related to our 2026 Notes. Holders of the 2026 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2026 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the Indenture, or, for the first time, on April 1, 2011. Therefore, we have assumed the 2026 Notes will be redeemed in 2011 in the above table. Beginning on April 1, 2010, we may redeem in cash all or part of the 2026 Notes at a price equal to 100% of the principal amount plus accrued and unpaid interest, including additional interest, if any, and, if redeemed prior to April 1, 2011, an interest make-whole payment. The 2026 Notes bear interest at a rate of 3.75%. On February 8, 2010, we announced that on April 1, 2010, we intend to redeem all of our 2026 Notes. Holders may have their 2026 Notes redeemed in cash as described above. Alternatively, holders may convert their 2026 Notes prior to 5 p.m., New York City time, on March 31, 2010.

(4)
$175.0 million in principal payments due 2015 related to our 2015 Notes. Holders of the 2015 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2015 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the Master Note Purchase Agreement. The 2015 Notes bear interest at a rate of 6.22%.

(5)
$50.6 million in principal payments related to our tax-exempt bonds, of which $10.3 million bears interest at fixed rates (between 7.0% and 7.25%) and $40.3 million bears interest at variable rates (between 0.29% to 0.32%) at December 31, 2009. The tax-exempt bonds have maturity dates ranging from 2012 to 2033. In January 2010, we gave notice to redeem the $10.3 million of bonds that bear interest at fixed rates between 7.0% and 7.25%. We will pay the principal plus accrued interest on these bonds on March 1, 2010.

(6)
$4.9 million in principal payments related to our notes payable to sellers. Our notes payable to sellers bear interest at rates between 6.05% and 10.35% at December 31, 2009, and have maturity dates ranging from 2010 to 2036.

(7)
$1.9 million in principal payments related to our notes payable to third parties. Our notes payable to third parties bear interest at rates between 1.0% and 10.9% at December 31, 2009, and have maturity dates ranging from 2010 to 2019.

The following assumptions were made in calculating cash interest payments:

(1)
We calculated cash interest payments on the credit facility using the Eurodollar rate plus the applicable Eurodollar margin at December 31, 2009. We assumed the credit facility is paid off when the credit facility matures in 2012.

(2)	We calculated cash interest payments on our interest rate swaps using the stated interest rate in the swap agreement less the Eurodollar rate through the term of the swaps.

(3)	We calculated cash interest payments on the tax-exempt bonds using the interest rate at December 31, 2009.

(4)
Holders of the 2026 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2026 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the Indenture, or, for the first time, on April 1, 2011. Therefore, we have assumed the 2026 Notes will be redeemed in 2011 in the above table. Beginning on April 1, 2010, we may redeem in cash all or part of the 2026 Notes at a price equal to 100% of the principal amount plus accrued and unpaid interest, including additional interest, if any, and, if redeemed prior to April 1, 2011, an interest make-whole payment. On February 8, 2010, we announced that on April 1, 2010, we intend to redeem all of our 2026 Notes. Holders may have their 2026 Notes redeemed in cash as described above. Alternatively, holders may convert their 2026 Notes prior to 5 p.m., New York City time, on March 31, 2010.

The total liability for uncertain tax positions at December 31, 2009, was approximately $1 million (refer to Note 13 to the consolidated financial statements). We are not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, we do not expect a significant payment related to this liability within the next year.

	Amount of Commitment Expiration Per Period
		Less Than	1 to 3		Over
Unrecorded Obligations	Total	1 Year	Years	3 to 5 Years	5 years
Operating leases (1)	$79,418	$10,139	$18,940	$15,623	$34,716
Unconditional purchase obligations (1)	1,624	1,624	—	—	—

	$81,042	$11,763	$18,940	$15,623	$34,716

(1)
We are party to operating lease agreements and unconditional purchase obligations as discussed in Note 10 to the consolidated financial statements. These lease agreements and purchase obligations are established in the ordinary course of our business and are designed to provide us with access to facilities and products at competitive, market-driven prices. At December 31, 2009, our unconditional purchase obligations consisted of multiple fixed-price fuel purchase contracts under which we have 0.8 million gallons remaining to be purchased for a total of $1.6 million, plus taxes and transportation costs upon delivery. The current fuel purchase contracts expire on or before June 30, 2010. These arrangements have not materially affected our financial position, results of operations or liquidity during the year ended December 31, 2009, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

We have obtained standby letters of credit as discussed in Note 8 to the consolidated financial statements and financial surety bonds as discussed in Note 10 to the consolidated financial statements. These standby letters of credit and financial surety bonds are generally obtained to support our financial assurance needs and landfill operations. These arrangements have not materially affected our financial position, results of operations or liquidity during the year ended December 31, 2009, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.
From time to time, we evaluate our existing operations and their strategic importance to us. If we determine that a given operating unit does not have future strategic importance, we may sell or otherwise dispose of those operations. Although we believe our reporting units would not be impaired by such dispositions, we could incur losses on them.
New Accounting Pronouncements
See Note 1 to the consolidated financial statements for a description of the new accounting standards that are applicable to us.
FREE CASH FLOW
We are providing free cash flow, a non-GAAP financial measure, because it is widely used by investors as a valuation and liquidity measure in the solid waste industry. This measure should be used in conjunction with GAAP financial measures. Management uses free cash flow as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We define free cash flow as net cash provided by operating activities plus proceeds from disposal of assets and excess tax benefit associated with equity-based compensation, plus or minus change in book overdraft, less capital expenditures for property and equipment and distributions to noncontrolling interests. Other companies may calculate free cash flow differently. Our free cash flow for the years ended December 31, 2008 and 2009, is calculated as follows (in thousands):

	Years Ended December 31,
	2008	2009
Net cash provided by operating activities	$270,409	$303,637
Change in book overdraft	(4,520)	7,802
Plus: Proceeds from disposal of assets	2,560	5,061
Plus: Excess tax benefit associated with equity-based compensation	6,441	4,054
Less: Capital expenditures for property and equipment	(113,496)	(128,251)
Less: Distributions to noncontrolling interests	(8,232)	—

Free cash flow	$153,162	$192,303

OPERATING INCOME BEFORE DEPRECIATION, AMORTIZATION AND GAIN (LOSS) ON DISPOSAL OF ASSETS
Operating income before depreciation, amortization and gain (loss) on disposal of assets, a non-GAAP financial measure, is provided supplementally because it is widely used by investors as a valuation measure in the solid waste industry. We define operating income before depreciation, amortization and gain (loss) on disposal of assets as operating income, plus depreciation and amortization expense, plus or minus any gain or loss on disposal of assets. This measure is not a substitute for, and should be used in conjunction with, GAAP financial measures. Management uses operating income before depreciation, amortization and gain (loss) on disposal of assets as one of the principal measures to evaluate and monitor the ongoing financial performance of the Company’s operations. Other companies may calculate operating income before depreciation, amortization and gain (loss) on disposal of assets differently.

	Years ended December 31,
	2007	2008	2009
Operating income	$207,009	$212,356	$230,675
Plus: Depreciation	81,287	91,095	117,796
Plus: Amortization of intangibles	4,341	6,334	12,962
Loss (gain) on disposal of assets	250	629	(481)

Operating income before depreciation, amortization and gain (loss) on disposal of assets	$292,887	$310,414	$360,952

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
At December 31, 2009, our derivative instruments included five interest rate swap agreements that effectively fix the interest rate on the applicable notional amounts of our variable rate debt as follows (dollars in thousands):

		Fixed	Variable
	Notional	Interest	Interest Rate
Date Entered	Amount	Rate Paid*	Received	Effective Date	Expiration Date
November 2007	$50,000	4.37%	1-month LIBOR	February 2009	February 2011
November 2007	$50,000	4.37%	1-month LIBOR	February 2009	February 2011
November 2007	$75,000	4.37%	1-month LIBOR	February 2009	February 2011
November 2007	$50,000	4.29%	1-month LIBOR	June 2009	June 2011
March 2009	$175,000	2.85%	1-month LIBOR	February 2011	February 2014

*	plus applicable margin.
Under derivatives and hedging guidance, all the interest rate swap agreements are considered cash flow hedges for a portion of our variable rate debt, and we apply hedge accounting to account for these instruments. The notional amounts and all other significant terms of the swap agreements are matched to the provisions and terms of the variable rate debt being hedged.
On October 26, 2009, we terminated two of our interest rate swap agreements in conjunction with issuing our 2019 Notes. We terminated an interest rate swap in the amount of $75 million that would have expired in March 2011 and an interest rate swap in the amount of $100 million that would have expired in June 2011. As a result of terminating these interest rate swaps, we made a cash payment of $9.2 million to the counterparty of the swap agreements. Further, because we used the proceeds of the 2019 Notes to reduce the borrowings under our senior uncollateralized revolving credit facility, it is no longer probable that the forecasted transactions that were being hedged by these interest rate swap agreements will occur. Therefore, we recorded a charge of $9.2 million to other expense in the fourth quarter of 2009.
We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged floating rate debt. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. We are exposed to cash flow risk due to changes in interest rates with respect to the unhedged floating rate balances owed at December 31, 2008 and 2009, of $43.2 million and $84.3 million, respectively, including floating rate debt under our credit facility and floating rate municipal bond obligations. A one percent increase in interest rates on our variable-rate debt as of December 31, 2008 and 2009, would decrease our annual pre-tax income by approximately $0.4 million and $0.8 million, respectively. All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations, subject to counterparty default risk.
The market price of diesel fuel is unpredictable and can fluctuate significantly. We purchase approximately 25 million gallons of diesel fuel per year; therefore, a significant increase in the price of fuel could adversely affect our business and reduce our operating margins. To manage a portion of this risk, in 2008, we entered into multiple fuel hedge agreements related to forecasted diesel fuel purchases.

At December 31, 2009, our derivative instruments included nine fuel hedge agreements as follows:

		Diesel Rate
		Paid
	Notional Amount	Fixed
	(in gallons per	(per	Diesel Rate Received	Effective	Expiration
Date Entered	month)	gallon)	Variable	Date	Date
October 2008	250,000	$3.750	DOE Diesel Fuel Index*	January 2009	December 2010
October 2008	100,000	3.745	DOE Diesel Fuel Index*	January 2009	December 2010
October 2008	250,000	3.500	DOE Diesel Fuel Index*	January 2009	December 2010
December 2008	100,000	3.000	DOE Diesel Fuel Index*	January 2010	December 2010
December 2008	150,000	3.000	DOE Diesel Fuel Index*	January 2010	December 2010
December 2008	150,000	2.820	DOE Diesel Fuel Index*	January 2010	December 2010
December 2008	150,000	2.700	DOE Diesel Fuel Index*	January 2010	December 2010
December 2008	400,000	2.950	DOE Diesel Fuel Index*	January 2011	December 2011
December 2008	400,000	3.030	DOE Diesel Fuel Index*	January 2012	December 2012

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
Additionally, in 2009 we entered into multiple fixed-price fuel purchase contracts related to fuel that we will purchase in 2010 for a total of 0.8 million gallons of diesel fuel and a total unconditional purchase obligation of $1.6 million, plus taxes and transportation upon delivery. These fixed-price fuel purchase contracts expire on or before June 30, 2010.
We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged diesel fuel purchases. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. For the year ending December 31, 2010, we expect to purchase approximately 25 million gallons of diesel fuel, of which 10.4 million gallons will be purchased at market prices, 13.8 million gallons will be purchased at prices that are fixed under our fuel hedges, and 0.8 million gallons will be purchased under our fixed price fuel purchase contracts. With respect to the approximately 10.4 million gallons of unhedged diesel fuel we expect to purchase in 2010 at market prices, a $0.10 per gallon increase in the price of fuel over the year would decrease our pre-tax income during this period by approximately $1.0 million.
We market a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals. We own and operate 37 recycling processing operations and sell other collected recyclable materials to third parties for processing before resale. Certain of our municipal recycling contracts in the state of Washington specify benchmark resale prices for recycled commodities. If the prices we actually receive for the processed recycled commodities collected under the contract exceed the prices specified in the contract, we share the excess with the municipality, after recovering any previous shortfalls resulting from actual market prices falling below the prices specified in the contract. To reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties. In the event of a decline in recycled commodity prices, a 10% decrease in average recycled commodity prices from the average prices that were in effect during the years ended December 31, 2008 and 2009, would have had a $3.7 million and $2.7 million impact on revenues for the years ended December 31, 2008 and 2009, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
WASTE CONNECTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Waste Connections, Inc.:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Waste Connections, Inc. and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 1 to the consolidated financial statements, in 2009 the Company changed the manner in which it accounts for noncontrolling interests in subsidiaries. As discussed in Note 8 to the consolidated financial statements, in 2009 the Company changed the manner in which it accounts for convertible debt instruments.
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
/s/ PricewaterhouseCoopers LLP
Sacramento, CA
February 9, 2010

WASTE CONNECTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	December 31,
	2008	2009
	(as adjusted)
ASSETS
Current assets:
Cash and equivalents	$265,264	$9,639
Accounts receivable, net of allowance for doubtful accounts of $3,846 and $4,058 at December 31, 2008 and 2009, respectively	118,456	138,972
Deferred income taxes	22,347	17,748
Prepaid expenses and other current assets	23,144	33,495

Total current assets	429,211	199,854

Property and equipment, net	984,124	1,308,392
Goodwill	836,930	906,710
Intangible assets, net	306,444	354,303
Restricted assets	23,009	27,377
Other assets, net	20,639	23,812

	$2,600,357	$2,820,448

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$65,537	$86,669
Book overdraft	4,315	12,117
Accrued liabilities	95,220	93,380
Deferred revenue	45,694	50,138
Current portion of long-term debt and notes payable	4,698	2,609

Total current liabilities	215,464	244,913

Long-term debt and notes payable	819,828	867,554
Other long-term liabilities	47,509	45,013
Deferred income taxes	255,559	305,932

Total liabilities	1,338,360	1,463,412

Commitments and contingencies (Note 10)

Equity:
Preferred stock: $0.01 par value per share; 7,500,000 shares authorized; none issued and outstanding	—	—
Common stock: $0.01 par value per share; 150,000,000 shares authorized; 79,842,239 and 78,599,083 shares issued and outstanding at December 31, 2008 and 2009, respectively	798	786
Additional paid-in capital	661,555	625,173
Accumulated other comprehensive loss	(23,937)	(4,892)
Retained earnings	622,913	732,738

Total Waste Connections’ equity	1,261,329	1,353,805
Noncontrolling interests	668	3,231

Total equity	1,261,997	1,357,036

	$2,600,357	$2,820,448

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Years Ended December 31,
	2007	2008	2009
	(as adjusted)	(as adjusted)
Revenues	$958,541	$1,049,603	$1,191,393
Operating expenses:
Cost of operations	566,089	628,075	692,415
Selling, general and administrative	99,565	111,114	138,026
Depreciation	81,287	91,095	117,796
Amortization of intangibles	4,341	6,334	12,962
Loss (gain) on disposal of assets	250	629	(481)

Operating income	207,009	212,356	230,675

Interest expense	(39,206)	(43,102)	(49,161)
Interest income	1,593	3,297	1,413
Other income (expense), net	289	(633)	(7,551)

Income before income tax provision	169,685	171,918	175,376

Income tax provision	(58,328)	(56,775)	(64,565)

Net income	111,357	115,143	110,811
Less: Net income attributable to noncontrolling interests	(14,870)	(12,240)	(986)

Net income attributable to Waste Connections	$96,487	$102,903	$109,825

Earnings per common share attributable to Waste Connections’ common stockholders:
Basic	$1.41	$1.47	$1.38

Diluted	$1.38	$1.44	$1.37

Shares used in the per share calculations:
Basic	68,238,523	70,024,874	79,413,067

Diluted	69,994,713	71,419,712	80,337,441

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.
CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

		WASTE CONNECTIONS’ EQUITY
					ACCUMULATED
				ADDITIONAL	OTHER COMPRE-
	COMPREHENSIVE	COMMON STOCK		PAID-IN	HENSIVE INCOME	RETAINED	NONCONTROLLING
	INCOME	SHARES	AMOUNT	CAPITAL	(LOSS)	EARNINGS	INTERESTS	TOTAL
Balances at December 31, 2006		68,266,041	$455	$310,229	$3,067	$422,731	$27,992	$764,474
Cumulative change from adoption of accounting policy — convertible debt		—	—	13,726	—	(1,877)	—	11,849

Balances at December 31, 2006 (as adjusted)		68,266,041	$455	$323,955	$3,067	$420,854	$27,992	$776,323
Stock split		—	228	—	—	(228)	—	—
Vesting of restricted stock		168,268	2	(2)	—	—	—	—
Cancellation of restricted stock and warrants		(54,498)	(1)	(1,636)	—	—	—	(1,637)
Equity-based compensation		—	—	6,128	—	—	—	6,128
Exercise of stock options and warrants		2,246,454	22	35,598	—	—	—	35,620
Excess tax benefit associated with equity-based compensation		—	—	14,137	—	—	—	14,137
Repurchase of common stock		(3,574,130)	(36)	(110,293)	—	—	—	(110,329)
Issuance of common stock warrants to consultants		—	—	123	—	—	—	123
Cumulative change from adoption of accounting policy — income tax		—	—	—	—	2,897	—	2,897
Amounts reclassified into earnings, net of taxes		—	—	—	(2,320)	—	—	(2,320)
Changes in fair value of interest rate swaps, net of taxes		—	—	—	(5,037)	—	—	(5,037)
Distributions to noncontrolling interests		—	—	—	—	—	(12,642)	(12,642)
Net income	$111,357	—	—	—	—	96,487	14,870	111,357
Other comprehensive loss	(11,981)	—	—	—	—	—		—
Income tax effect of other comprehensive loss	4,624	—	—	—	—	—		—

Comprehensive income	104,000	—	—	—	—	—		—
Comprehensive income attributable to noncontrolling interests	(14,870)	—	—	—	—	—		—

Comprehensive income attributable to Waste Connections	$89,130	—	—	—	—	—		—

Balances at December 31, 2007 (as adjusted)		67,052,135	$670	$268,010	$(4,290)	$520,010	$30,220	$814,620
Vesting of restricted stock		222,863	2	(2)	—	—	—	—
Cancellation of restricted stock and warrants		(72,082)	(1)	(2,192)	—	—	—	(2,193)
Equity-based compensation		—	—	7,854	—	—	—	7,854
Exercise of stock options and warrants		1,030,594	10	19,079	—	—	—	19,089
Issuance of common stock, net of issuance costs of $17,195		12,650,000	127	393,803	—	—	—	393,930
Excess tax benefit associated with equity-based compensation		—	—	6,441	—	—	—	6,441
Repurchase of common stock		(1,041,271)	(10)	(31,517)	—	—	—	(31,527)
Issuance of common stock warrants to consultants		—	—	79	—	—	—	79
Amounts reclassified into earnings, net of taxes		—	—	—	4,010	—	—	4,010
Changes in fair value of swaps, net of taxes		—	—	—	(23,657)	—	—	(23,657)
Distributions to noncontrolling interests		—	—	—	—	—	(8,232)	(8,232)
Changes in ownership interest in noncontrolling interests		—	—	—	—	—	(33,560)	(33,560)
Net income	$115,143	—	—	—	—	102,903	12,240	115,143
Other comprehensive loss	(31,609)	—	—	—	—	—	—	—
Income tax effect of other comprehensive loss	11,962	—	—	—	—	—	—	—

Comprehensive income	95,496	—	—	—	—	—	—	—
Comprehensive income attributable to noncontrolling interests	(12,240)	—	—	—	—	—	—	—

Comprehensive income attributable to Waste Connections	$83,256	—	—	—	—	—	—	—

Balances at December 31, 2008 (as adjusted)		79,842,239	$798	$661,555	$(23,937)	$622,913	$668	$1,261,997
Vesting of restricted stock		273,641	3	(3)	—	—	—	—
Cancellation of restricted stock and warrants		(92,489)	(1)	(2,556)	—	—	—	(2,557)
Equity-based compensation		—	—	9,336	—	—	—	9,336
Exercise of stock options and warrants		824,520	8	15,389	—	—	—	15,397
Excess tax benefit associated with equity-based compensation		—	—	4,054	—	—	—	4,054
Repurchase of common stock		(2,248,828)	(22)	(62,602)	—	—	—	(62,624)
Amounts reclassified into earnings, net of taxes		—	—	—	14,416	—	—	14,416
Changes in fair value of swaps, net of taxes		—	—	—	4,629	—	—	4,629
Fair value of noncontrolling interest associated with business acquired		—	—	—	—	—	1,577	1,577
Net income	$110,811	—	—	—	—	109,825	986	110,811
Other comprehensive income	30,743	—	—	—	—	—	—	—
Income tax effect of other comprehensive income	(11,698)	—	—	—	—	—	—	—

Comprehensive income	129,856	—	—	—	—	—	—	—
Comprehensive income attributable to noncontrolling interests	(986)	—	—	—	—	—	—	—

Comprehensive income attributable to Waste Connections	$128,870	—	—	—	—	—	—	—

Balances at December 31, 2009		78,599,083	$786	$625,173	$(4,892)	$732,738	$3,231	$1,357,036

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Years Ended December 31,
	2007	2008	2009
	(as adjusted)	(as adjusted)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$111,357	$115,143	$110,811
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on disposal of assets	250	629	(481)
Depreciation	81,287	91,095	117,796
Amortization of intangibles	4,341	6,334	12,962
Deferred income taxes, net of acquisitions	10,851	30,277	38,224
Amortization of debt issuance costs	2,056	1,840	1,942
Amortization of debt discount	4,309	4,404	4,684
Equity-based compensation	6,128	7,854	9,336
Interest income on restricted assets	(684)	(543)	(488)
Closure and post-closure accretion	1,155	1,400	2,055
Excess tax benefit associated with equity-based compensation	(14,137)	(6,441)	(4,054)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(17,514)	18,768	(4,328)
Prepaid expenses and other current assets	(8,077)	335	(8,032)
Accounts payable	2,888	(54)	13,218
Deferred revenue	7,870	(829)	(309)
Accrued liabilities	27,162	6,426	6,513
Other long-term liabilities	(173)	(6,229)	3,788

Net cash provided by operating activities	219,069	270,409	303,637

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(109,429)	(355,150)	(420,011)
Capital expenditures for property and equipment	(124,234)	(113,496)	(128,251)
Proceeds from disposal of assets	1,016	2,560	5,061
Increase in restricted assets, net of interest income	(2,698)	(2,653)	(3,880)
Decrease (increase) in other assets	(264)	1,092	(1,146)

Net cash used in investing activities	(235,609)	(467,647)	(548,227)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	626,000	302,000	426,500
Principal payments on notes payable and long-term debt	(568,607)	(223,854)	(401,970)
Change in book overdraft	8,835	(4,520)	7,802
Proceeds from option and warrant exercises	35,620	19,089	15,397
Excess tax benefit associated with equity-based compensation	14,137	6,441	4,054
Distributions to noncontrolling interests	(12,642)	(8,232)	—
Payments for repurchase of common stock	(110,329)	(31,527)	(62,624)
Proceeds from secondary stock offering, net	—	393,930	—
Debt issuance costs	(1,125)	(1,123)	(194)

Net cash (used in) provided by financing activities	(8,111)	452,204	(11,035)

Net increase (decrease) in cash and equivalents	(24,651)	254,966	(255,625)
Cash and equivalents at beginning of year	34,949	10,298	265,264

Cash and equivalents at end of year	$10,298	$265,264	$9,639

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH TRANSACTIONS:

	Years Ended December 31,
	2007	2008	2009
Cash paid for income taxes	$35,260	$24,635	$26,848

Cash paid for interest	$33,418	$32,626	$41,662

In connection with its acquisitions, the Company assumed liabilities as follows:
Fair value of assets acquired	$162,425	$359,114	$461,120
Cash paid and warrants issued for current year acquisitions	(107,772)	(320,620)	(416,853)

Liabilities assumed and notes payable issued to sellers of businesses acquired	$54,653	$38,494	$44,267

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
1. ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Business
Waste Connections, Inc. (“WCI” or the “Company”) was incorporated in Delaware on September 9, 1997, and commenced its operations on October 1, 1997, through the purchase of certain solid waste operations in the state of Washington. The Company is an integrated, non-hazardous solid waste services company that provides collection, transfer, disposal and recycling services to commercial, industrial and residential customers in the states of Alabama, Arizona, California, Colorado, Idaho, Illinois, Iowa, Kansas, Kentucky, Michigan, Minnesota, Mississippi, Montana, Nebraska, Nevada, New Mexico, North Carolina, Oklahoma, Oregon, South Carolina, South Dakota, Tennessee, Texas, Utah, Washington and Wyoming. The Company also provides intermodal services for the movement of containers in the Pacific Northwest.
Basis of Presentation
These consolidated financial statements include the accounts of WCI and its wholly-owned and majority-owned subsidiaries. The consolidated entity is referred to herein as the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.
Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less at purchase to be cash equivalents. The Company did not have any cash equivalents at December 31, 2009. As of December 31, 2008, cash equivalents consisted of demand money market accounts.
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
Revenue Recognition and Accounts Receivable
Revenues are recognized when persuasive evidence of an arrangement exists, the service has been provided, the price is fixed or determinable and collection is reasonably assured. Certain customers are billed in advance and, accordingly, recognition of the related revenues is deferred until the services are provided. In accordance with revenue recognition guidance, any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer is presented in the statements of income on a net basis (excluded from revenues).
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

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
The estimated useful lives are as follows:

Buildings	10 – 20 years
Land and leasehold improvements	3 – 20 years
Machinery and equipment	3 – 12 years
Rolling stock	3 – 10 years
Containers	5 – 12 years
Rail cars	20 years
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
•
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

•
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

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
The net present value of landfill final capping, closure and post-closure liabilities are calculated by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure and discounting the inflated total to its present value using a credit-adjusted risk-free rate. Any changes in expectations that result in an upward revision to the estimated undiscounted cash flows are treated as a new liability and are inflated and discounted at rates reflecting current market conditions. Downward revisions (or if there are no changes) to the estimated undiscounted cash flows are inflated and discounted at rates reflecting the market conditions at the time the cash flows were originally estimated. This policy results in the Company’s capping, closure and post-closure liabilities being recorded in “layers.” At January 1, 2009, the Company increased its discount rate assumption for purposes of computing 2009 “layers” for final capping, closure and post-closure obligations from 7.5% to 9.25%, in order to more accurately reflect the Company’s long-term cost of borrowing as of the end of 2008. Consistent with the prior year, the Company’s inflation rate assumption is 2.5%. At December 31, 2008 and 2009, accruals for landfill final capping, closure and post-closure costs (including costs assumed through acquisitions) were $22,002 and $32,235, respectively.
In accordance with the accounting guidance on asset retirement obligations, the final capping, closure and post-closure liability is recorded as an addition to site costs and amortized to depletion expense on a units-of-consumption basis as remaining landfill airspace is consumed. The impact of changes determined to be changes in estimates, based on an annual update, is accounted for on a prospective basis. Depletion expense resulting from final capping, closure and post-closure obligations recorded as a component of landfill site costs will generally be less during the early portion of a landfill’s operating life and increase thereafter. The final capping, closure and post-closure liabilities reflect owned landfills and landfills operated under life-of-site agreements with estimated remaining lives, based on remaining permitted capacity, probable expansion capacity and projected annual disposal volumes, that range from approximately 3 to 185 years, with an average remaining life of approximately 52 years. The costs for final capping, closure and post-closure obligations at landfills the Company owns or operates under life-of-site agreements are generally estimated based on interpretations of current requirements and proposed or anticipated regulatory changes.
The estimates for landfill final capping, closure and post-closure costs consider when the costs would actually be paid and factor in inflation and discount rates. Interest is accreted on the recorded liability using the corresponding discount rate. When using discounted cash flow techniques, reliable estimates of market premiums may not be obtainable. In the waste industry, there is no market for selling the responsibility for final capping, closure and post-closure obligations independent of selling the landfill in its entirety. Accordingly, the Company does not believe that it is possible to develop a methodology to reliably estimate a market risk premium and has therefore excluded any such market risk premium from its determination of expected cash flows for landfill asset retirement obligations. The possibility of changing legal and regulatory requirements and the forward-looking nature of these types of costs make any estimation or assumption less certain.
The following is a reconciliation of the Company’s final capping, closure and post-closure liability balance from December 31, 2007 to December 31, 2009:

Final capping, closure and post-closure liability at December 31, 2007	$17,853
Adjustments to final capping, closure and post-closure liabilities	1,812
Liabilities incurred	1,598
Accretion expense	1,400
Closure payments	(1,361)
Assumption of closure liabilities from acquisitions	700

Final capping, closure and post-closure liability at December 31, 2008	22,002
Adjustments to final capping, closure and post-closure liabilities	(1,285)
Liabilities incurred	1,944
Accretion expense	2,055
Closure payments	(969)
Assumption of closure liabilities from acquisitions	8,488

Final capping, closure and post-closure liability at December 31, 2009	$32,235

The adjustments to final capping, closure and post-closure liabilities for the year ended December 31, 2008, primarily consisted of revisions in cost estimates and changes in the timing of capping events at an owned landfill, partially offset by an increase in airspace at a landfill where an expansion is being pursued. The adjustments to final capping, closure and post-closure liabilities for the year ended December 31, 2009, primarily consisted of revisions in cost estimates and decreases in estimates of annual tonnage consumption across the majority of the Company’s landfills, as well as an increase in estimated airspace at one of the Company’s landfills at which an expansion is being pursued. The Company performs its annual review of its cost and capacity estimates in the first quarter of each year.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
At December 31, 2009, $25,074 of the Company’s restricted assets balance was for purposes of settling future final capping, closure and post-closure liabilities.
•
Disposal capacity. The Company’s internal and third-party engineers perform surveys at least annually to estimate the disposal capacity at its landfills. This is done by using surveys and other methods to calculate, based on the terms of the permit, height restrictions and other factors, how much airspace is left to fill and how much waste can be disposed of at a landfill before it has reached its final capacity. The Company’s landfill depletion rates are based on the remaining disposal capacity, considering both permitted and expansion airspace, at the landfills it owns, and certain landfills it operates, but does not own, under life-of-site agreements. The Company’s landfill depletion rates are based on the term of the operating agreement at its operated landfills that have capitalized expenditures. Expansion airspace consists of additional disposal capacity being pursued through means of an expansion that is not actually permitted. Expansion airspace that meets certain internal criteria is included in the estimate of total landfill airspace. The Company’s internal criteria to determine when expansion airspace may be included as disposal capacity is as follows:

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
Business Combination Accounting
A summary of the Company’s policies for 2009 for accounting for business combinations is as follows:
•
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

•
At the acquisition date, the Company measures at their acquisition-date fair values all assets acquired and liabilities assumed that arise from contractual contingencies. The Company measures at their acquisition-date fair values all noncontractual contingencies if, as of the acquisition date, it is more likely than not that the contingency will give rise to an asset or liability.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Goodwill and Indefinite-Lived Intangible Assets
The Company acquired indefinite-lived intangible assets in connection with certain of its acquisitions. The amounts assigned to indefinite-lived intangible assets consist of the value of certain perpetual rights to provide solid waste collection and transportation services in specified territories. The Company measures and recognizes acquired indefinite-lived intangible assets at their estimated acquisition-date fair values. Indefinite-lived intangible assets are not amortized. Goodwill represents the excess of: (a) the aggregate of the fair value of consideration transferred, the fair value of any noncontrolling interest in the acquiree (if any) and the acquisition-date fair value of the Company’s previously held equity interest in the acquiree (if any), over (b) the fair value of assets acquired and liabilities assumed. Goodwill and intangible assets, deemed to have indefinite lives, are subject to annual impairment tests as described below.
Goodwill and indefinite-lived intangibles are tested for impairment on at least an annual basis in the fourth quarter of the year. In the first step of testing for goodwill impairment, the Company estimates the fair value of each reporting unit, which it has determined to be its geographic operating segments, and compares the fair value with the carrying value of the net assets assigned to each unit. If the fair value of a reporting unit is greater than the carrying value of the net assets assigned to the reporting unit, then no impairment results. If the fair value is less than its carrying value, then the Company would perform a second step and determine the fair value of the goodwill. In this second step, the fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the purchase price were being initially allocated. If the fair value of the goodwill is less than its carrying value for a reporting unit, an impairment charge would be recorded to earnings in the Company’s Consolidated Statement of Income. In testing indefinite-lived intangibles for impairment, the Company compares the estimated fair value of each indefinite-lived intangible to its carrying value. If the fair value of the indefinite-lived intangible is less than its carrying value, an impairment charge would be recorded to earnings in the Company’s Consolidated Statement of Income.
To determine the fair value of each of the Company’s reporting units as a whole and each indefinite-lived intangible asset, the Company uses discounted cash flow analyses, which require significant assumptions and estimates about the future operations of each reporting unit and the future discrete cash flows related to each indefinite-lived intangible asset. Significant judgments inherent in these analyses include the determination of appropriate discount rates, the amount and timing of expected future cash flows and growth rates. The cash flows employed in the Company’s 2009 discounted cash flow analyses were based on ten-year financial forecasts, which in turn were based on the 2010 annual budget developed internally by management. These forecasts reflect perpetual revenue growth rates of 4.5% and operating profit margins that were consistent with 2009 results. The Company’s discount rate assumptions are based on a determination of the Company’s weighted average cost of capital. In assessing the reasonableness of the Company’s determined fair values of its reporting units, the Company evaluates its results against its current market capitalization.
In addition, the Company would evaluate a reporting unit for impairment if events or circumstances change between annual tests indicating a possible impairment. Examples of such events or circumstances include the following:
•	A significant adverse change in legal factors or in the business climate,
•	An adverse action or assessment by a regulator,
•	A more likely than not expectation that a segment or a significant portion thereof will be sold, or
•	The testing for recoverability of a significant asset group within the segment.
As a result of performing the tests for potential impairment, the Company determined that no impairment existed as of December 31, 2008 or 2009, and, therefore, there were no write-downs to any of its goodwill or indefinite-lived intangible assets.
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

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Typical indicators that an asset may be impaired include:
•	A significant adverse change in legal factors or in the business climate;
•	An adverse action or assessment by a regulator;
•	A more likely than not expectation that a segment or a significant portion thereof will be sold; or
•	The testing for recoverability of a significant asset group within a segment.
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
The estimated fair value of the acquired long-term franchise agreements and contracts was determined by management based on the discounted net cash flows associated with the rights, agreements and contracts. The estimated fair value of the non-competition agreements reflects management’s estimates based on the amount of revenue protected under such agreements. The amounts assigned to the franchise agreements, contracts, and non-competition agreements are being amortized on a straight-line basis over the expected term of the related agreements (ranging from 2 to 56 years).
Landfills — There are certain indicators listed above that require significant judgment and understanding of the waste industry when applied to landfill development or expansion projects. For example, a regulator may initially deny a landfill expansion permit application though the expansion permit is ultimately granted. In addition, management may periodically divert waste from one landfill to another to conserve remaining permitted landfill airspace. Therefore, certain events could occur in the ordinary course of business and not necessarily be considered indicators of impairment due to the unique nature of the waste industry.
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
Fair Value of Financial Instruments
The Company’s financial instruments consist primarily of cash, trade receivables, restricted assets, trade payables, debt instruments, interest rate swaps and fuel hedges. As of December 31, 2008 and 2009, the carrying values of cash, trade receivables, restricted assets, and trade payables are considered to be representative of their respective fair values. The carrying values of the Company’s debt instruments, excluding the 3.75% Convertible Senior Notes due 2026 (the “2026 Notes”), the 6.22% Senior Notes due 2015 (the “2015 Notes”) and the 5.25% Senior Notes due 2019 (the “2019 Notes”), approximate their fair values as of December 31, 2008 and 2009, based on current borrowing rates for similar types of borrowing arrangements. The Company’s 2026 Notes had a carrying value of $189,070 and $193,754 and a fair value of approximately $217,200 and $218,234 at December 31, 2008 and 2009, respectively, based on the publicly quoted trading price of these notes. The Company’s 2015 Notes had a carrying value of $175,000 and a fair value of approximately $160,213 and $188,895 at December 31, 2008 and 2009, respectively, based on quotes of bonds with similar ratings in similar industries. The Company’s 2019 Notes had a carrying value of $175,000 and a fair value of approximately $170,538 at December 31, 2009, based on quotes of bonds with similar ratings in similar industries. For details on the fair value of the Company’s interest rate swaps and fuel hedges, refer to Note 9.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Derivative Financial Instruments
The Company recognizes all derivatives on the balance sheet at fair value. All of the Company’s derivatives have been designated as cash flow hedges; therefore, the effective portion of the changes in the fair value of derivatives will be recognized in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of the changes in the fair value of derivatives will be immediately recognized in earnings. The Company classifies cash inflows and outflows from derivatives within net income on the statement of cash flows.
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
At December 31, 2009, the Company’s derivative instruments included five interest rate swap agreements as follows:

		Fixed	Variable
	Notional	Interest	Interest Rate
Date Entered	Amount	Rate Paid*	Received	Effective Date	Expiration Date
November 2007	$50,000	4.37%	1-month LIBOR	February 2009	February 2011
November 2007	$50,000	4.37%	1-month LIBOR	February 2009	February 2011
November 2007	$75,000	4.37%	1-month LIBOR	February 2009	February 2011
November 2007	$50,000	4.29%	1-month LIBOR	June 2009	June 2011
March 2009	$175,000	2.85%	1-month LIBOR	February 2011	February 2014

*	plus applicable margin.
On October 26, 2009, the Company terminated two of its interest rate swap agreements in conjunction with issuing its 2019 Notes. The Company terminated an interest rate swap in the amount of $75,000 that would have expired in March 2011 and an interest rate swap in the amount of $100,000 that would have expired in June 2011. As a result of terminating these interest rate swaps, the Company made a cash payment of $9,250 to the counterparty of the swap agreements. Further, because the Company used the proceeds of the 2019 Notes to reduce the borrowings under its senior uncollateralized revolving credit facility, it is no longer probable that the forecasted transactions that were being hedged by these interest rate swap agreements will occur. Therefore, the Company recorded a charge of $9,250 to other expense in 2009.
Another of the Company’s objectives for utilizing derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in the price of diesel fuel. The Company’s strategy to achieve that objective involves entering into fuel hedges that are specifically designated to certain forecasted diesel fuel purchases and accounted for as cash flow hedges.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
At December 31, 2009, the Company’s derivative instruments included nine fuel hedge agreements as follows:

	Notional	Diesel
	Amount	Rate Paid
	(in gallons per	Fixed (per	Diesel Rate Received	Effective	Expiration
Date Entered	month)	gallon)	Variable	Date	Date
October 2008	250,000	$3.750	DOE Diesel Fuel Index*	January 2009	December 2010
October 2008	100,000	3.745	DOE Diesel Fuel Index*	January 2009	December 2010
October 2008	250,000	3.500	DOE Diesel Fuel Index*	January 2009	December 2010
December 2008	100,000	3.000	DOE Diesel Fuel Index*	January 2010	December 2010
December 2008	150,000	3.000	DOE Diesel Fuel Index*	January 2010	December 2010
December 2008	150,000	2.820	DOE Diesel Fuel Index*	January 2010	December 2010
December 2008	150,000	2.700	DOE Diesel Fuel Index*	January 2010	December 2010
December 2008	400,000	2.950	DOE Diesel Fuel Index*	January 2011	December 2011
December 2008	400,000	3.030	DOE Diesel Fuel Index*	January 2012	December 2012

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

The fair values of derivative instruments designated as cash flow hedges as of December 31, 2009, are as follows:

Derivatives
Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other assets, net	$1,647	Accrued liabilities(a)	$(8,235)
			Other assets, net	(1,173)
Fuel hedges	Accrued liabilities(b)	1,406	Accrued liabilities(b)	(3,884)
	Other assets, net	2,374

Total derivatives designated as cash flow hedges		$5,427		$(13,292)

(a)
Represents the estimated amount of the existing unrealized losses on interest rate swaps as of December 31, 2009 (based on the interest rate yield curve at that date), included in accumulated other comprehensive loss expected to be reclassified into pre-tax earnings within the next 12 months. The actual amounts reclassified into earnings are dependent on future movements in interest rates.

(b)
The net balance of $2,478 represents the estimated amount of the existing unrealized losses on fuel hedges as of December 31, 2009 (based on the forward DOE diesel fuel index curve at that date), included in accumulated other comprehensive loss expected to be reclassified into pre-tax earnings within the next 12 months. The actual amounts reclassified into earnings are dependent on future movements in diesel fuel prices.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
The following table summarizes the impact of the Company’s cash flow hedges on the results of operations, comprehensive income and accumulated other comprehensive loss (“AOCL”) as of and for the year ended December 31, 2009:

	Amount of Gain Recognized in AOCL on Derivatives, Net of Tax	Statement of Income	Amount of Gain Reclassified from AOCL into Earnings, Net of Tax
Derivatives Designated as Cash Flow Hedges	(Effective Portion)(a)	Classification	(Effective Portion)(b), (c)
Interest rate swaps	$3,283	Interest expense	$9,124

Fuel hedges	1,346	Cost of operations	5,292

Total	$4,629		$14,416

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

(c)
Amounts reclassified from AOCL into earnings related to realized gains and losses on fuel hedges are recognized when settlement payments or receipts occur related to the hedge contracts, which correspond to when the underlying fuel is consumed.

The Company measures and records ineffectiveness on the fuel hedges in Cost of operations in the Consolidated Statements of Income on a monthly basis based on the difference between the DOE index price and the actual price of diesel fuel purchased, multiplied by the notional gallons on the contracts. There was no significant ineffectiveness recognized on the fuel hedges during the year ended December 31, 2009.
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
The Company is required to evaluate whether the tax positions taken will more likely than not be sustained upon examination by the appropriate taxing authority. The Company classifies a liability for unrecognized tax benefits as current only to the extent it anticipates making a payment within one year.
Stock-Based Compensation
The fair value of restricted stock and restricted stock units for the years ended December 31, 2007, 2008 and 2009, were determined based on the number of shares granted and the quoted price of the Company’s common stock.
All share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized on a straight-line basis as expense over the employee’s requisite service period. The Company calculates potential windfalls and shortfalls under the treasury stock method by including the impact of pro forma deferred tax assets in the calculation of diluted earnings per common share. Under the stock-based compensation guidance, the Company elected to use the short-cut method to calculate the historical pool of windfall tax benefits. The Company elected to use the tax law ordering approach for purposes of determining whether an excess of tax benefit has been realized.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Stock-based compensation expense recognized during the years ended December 31, 2007, 2008 and 2009, were approximately $6,128 ($3,825 net of taxes), $7,854 ($4,937 net of taxes) and $9,314 ($5,860 net of taxes), respectively, and consisted of stock option, restricted stock unit and restricted stock expense. The Company records stock-based compensation expense in Selling, general and administrative expenses in the Consolidated Statements of Income. The total unrecognized compensation cost at December 31, 2009, related to unvested stock option and restricted stock unit awards was $18,527 and that future expense will be recognized over the remaining vesting period of the stock option and restricted stock unit awards, which currently extends to 2014. The weighted average remaining vesting period of those awards is 1.3 years.
Per Share Information
Basic net income per share attributable to Waste Connections’ common stockholders is computed using the weighted average number of common shares outstanding. Diluted net income per share attributable to Waste Connections’ common stockholders is computed using the weighted average number of common and potential common shares outstanding. Potential common shares are excluded from the computation if their effect is anti-dilutive.
Advertising Costs
Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2007, 2008 and 2009, was $2,252, $2,596 and $3,408, respectively, which is included in selling, general and administrative expense in the Consolidated Statements of Income.
Insurance Liabilities
The Company is effectively self-insured for automobile liability, property, general liability, workers’ compensation, employer’s liability and employee group health claims. The Company’s insurance accruals are based on claims filed and estimates of claims incurred but not reported and are developed by the Company’s management with assistance from its third-party actuary and its third-party claims administrator. The insurance accruals are influenced by the Company’s past claims experience factors, which have a limited history, and by published industry development factors. At December 31, 2008 and 2009, the Company’s total accrual for self-insured liabilities was $33,841 and $35,834, respectively, which is included in accrued liabilities in the Consolidated Balance Sheets.
Reclassifications
Certain amounts reported in the Company’s prior year’s financial statements have been reclassified to conform with the 2009 presentation.
New Accounting Pronouncements
Business Combinations. In December 2007, the Financial Accounting Standards Board (“FASB”) issued new guidance on business combinations. This guidance establishes principles and requirements for how the Company: (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The business combinations guidance also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. This guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted the business combination guidance on January 1, 2009 (see Note 3).

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
Fair Value Measurements and Disclosures. The Company’s nonfinancial assets and liabilities measured at fair value on a nonrecurring basis include assets and liabilities acquired in connection with a business combination, goodwill and intangible assets. The Company adopted the fair value measurement guidance as it relates to these assets and liabilities on January 1, 2009. See Note 9 for disclosures related to fair value measurement of these assets and liabilities in periods subsequent to their initial measurement.
In April 2009, the FASB issued additional guidance on fair value measurements and disclosures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants under current market conditions. The new guidance requires an evaluation of whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. If there has been a significant decrease in activity, transactions or quoted prices may not be indicative of fair value and a significant adjustment may need to be made to those prices to estimate fair value. Additionally, an entity must consider whether the observed transaction was orderly (that is, not distressed or forced). If the transaction was orderly, the obtained price can be considered a relevant, observable input for determining fair value. If the transaction is not orderly, other valuation techniques must be used when estimating fair value. This guidance, which was applied by the Company prospectively as of June 30, 2009, did not impact the Company’s results of operations, cash flows or financial position for the year ended December 31, 2009 (see Note 9).
In August 2009, the FASB issued additional guidance on the fair value measurement of liabilities. The new guidance provides clarification on the measurement and reporting of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. This guidance is effective for the first reporting period beginning after August 2009. This guidance, which was applied by the Company as of October 1, 2009, did not impact the Company’s results of operations, cash flows or financial position for the year ended December 31, 2009.
Consolidation — Noncontrolling Interests. In December 2007, the FASB issued guidance on noncontrolling interests which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (formerly known as minority interest) and for the deconsolidation of a subsidiary. This guidance clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This guidance also requires presentation on the face of the consolidated statement of income of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest, resulting in an increase to consolidated Net income. Historically, Net income attributable to noncontrolling interests was presented as minority interest expense. Under this new guidance, amounts reported as Net income attributable to noncontrolling interests are now reported net of any applicable taxes. The Company’s 2007 and 2008 effective tax rates have been remeasured and reported in a manner consistent with the current measurement approach. This guidance requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company applied this guidance prospectively as of January 1, 2009, except for the presentation and disclosure requirements, which were applied retrospectively for all periods presented.
Derivatives and Hedging. In March 2008, the FASB issued new disclosure requirements for derivative instruments and hedging activities. The new disclosure requirements will provide users of financial statements with an enhanced understanding of: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative instruments. This statement applies to all entities and all derivative instruments. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted this guidance on January 1, 2009 (see “Derivative Financial Instruments” within this Note and Note 12).

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Convertible Debt. In May 2008, the FASB issued guidance that applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative. This guidance specifies that issuers of convertible debt instruments should separately account for the liability and equity components in a manner that will reflect the entity’s non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company adopted this guidance on January 1, 2009, and the guidance has been applied retrospectively to all periods presented.
The adoption of the convertible debt guidance did not affect the Company’s total cash flows; however, it did impact the Company’s results of operations by increasing interest expense associated with the Company’s 2026 Notes by adding a non-cash component to amortize a debt discount calculated based on the difference between the cash coupon of the convertible debt instrument and the estimated non-convertible debt borrowing rate. As a result, the Company’s Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Equity and Comprehensive Income and certain line items comprising the subtotal for Net cash provided by operating activities in the Company’s Consolidated Statements of Cash Flows have been affected by the adoption of this pronouncement. For additional disclosures regarding the terms of the 2026 Notes and how this instrument has been reflected in the Company’s Consolidated Financial Statements for the year ended December 31, 2009, see Note 8. The Company has elected not to apply the provisions of the convertible debt guidance to its 2022 Floating Rate Convertible Subordinated Notes, which were issued in 2002. In April 2006, these notes became convertible and were called for redemption; therefore, these notes were not outstanding during any of the periods presented in this Annual Report on Form 10-K for the year ended December 31, 2009.
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
Subsequent Events. In May 2009, the FASB issued guidance on subsequent events which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is based on the same principles as currently exist in auditing standards and was issued by the FASB to include accounting guidance that originated as auditing standards into the body of authoritative literature issued by the FASB. The standard addresses the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted this guidance during the quarterly period ended June 30, 2009. For the year ended December 31, 2009, the Company evaluated subsequent events through February 9, 2010, which was the date the accompanying financial statements were issued.
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

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
3. ACQUISITIONS
As disclosed in Note 1, the Company has adopted the new pronouncement on business combinations for all business combinations for which the acquisition date is on or after January 1, 2009. Assets and liabilities that arose from business combinations whose acquisition date preceded the application of the new pronouncement were not adjusted upon application of the new standard.
For all acquisitions completed prior to the Company’s adoption of the new business combination pronouncement, the acquisition purchase prices were allocated to the identified assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition, with any residual amounts allocated to goodwill. Purchase price allocations were considered preliminary until the Company was no longer waiting for information that it arranged to obtain and that was known to be available or obtainable. Although the time required to obtain the necessary information varied with circumstances specific to an individual acquisition, the “allocation period” for finalizing purchase price allocations did not exceed one year from the consummation of a business combination. Any adjustments made during the allocation period were recorded prospectively in the consolidated financial statements. The Company recognized third-party acquisition-related costs as part of the cost of the acquisition.
For all acquisitions completed under the new business combinations pronouncement, as of the respective acquisition dates, the Company recognizes, separately from goodwill, the identifiable assets acquired and liabilities assumed at their estimated acquisition-date fair values. The Company measures and recognizes goodwill as of the acquisition date as the excess of: (a) the aggregate of the fair value of consideration transferred, the fair value of any noncontrolling interest in the acquiree (if any) and the acquisition-date fair value of the Company’s previously held equity interest in the acquiree (if any), over (b) the fair value of assets acquired and liabilities assumed. If information about facts and circumstances existing as of the acquisition date is incomplete by the end of the reporting period in which a business combination occurs, the Company will report provisional amounts for the items for which the accounting is incomplete. The measurement period ends once the Company receives the information it was seeking; however, this period will not exceed one year from the acquisition date. Any material adjustments recognized during the measurement period will be reflected retrospectively in the consolidated financial statements of the subsequent period. The Company recognizes third-party acquisition-related costs as expense.
During each of 2007 and 2008, the Company acquired 15 non-hazardous solid waste collection, transfer, disposal and recycling businesses. In addition, during 2008, the Company acquired the remaining 49% interest in Pierce County Recycling, Composting and Disposal, LLC and Pierce County Landfill Management, Inc. (“PCRCD”). Prior to the acquisition, the Company was consolidating PCRCD as a majority-owned subsidiary with a related noncontrolling interest obligation and noncontrolling interest expense.
During the second quarter of 2009, the Company completed the acquisition of 100% interests in certain operations from Republic Services, Inc. and some of its subsidiaries and affiliates (“Republic”). The operations were divested as a result of Republic’s merger with Allied Waste Industries, Inc. The operations acquired include seven municipal solid waste landfills, six collection operations and three transfer stations across eight markets: Southern California; Northern California; Denver, CO; Houston, TX; Greenville/Spartanburg, SC; Charlotte, NC; Lubbock, TX; and Flint, MI. The Company paid $377,129 in existing cash for the purchased operations plus amounts paid for the purchase of accounts receivable and other prepaid assets. Total revenues for the year ended December 31, 2009, generated from the Republic operations and included within consolidated revenues were $102,925. Total pre-tax earnings for the year ended December 31, 2009, generated from the Republic operations and included within consolidated income before income tax provision were $4,822. Pursuant to the asset purchase agreement, the Company is required to remit additional consideration to Republic if certain acquired operations exceed earnings targets specified in the agreement. The Company has not recorded a liability because the fair value of the contingent consideration is not material. Any changes in fair value of the contingent consideration subsequent to the acquisition date will be charged to expense until the contingency is settled.
During the year ended December 31, 2009, the Company also completed the acquisition of a 100% interest in Sanipac, Inc. (“Sanipac”), a provider of collection services in Oregon, in exchange for total consideration of $45,082. As part of this acquisition, the Company acquired a 75% interest in EcoSort, LLC, a provider of recycling services, resulting in a 25% noncontrolling interest that was recognized at fair value on the purchase date. Pursuant to the stock purchase agreement, the Company is required to remit up to $4,500 of additional consideration to the former shareholders of Sanipac if the acquired operations exceed earnings targets specified in the stock purchase agreement over a three-year period ending July 31, 2012. The Company computed the fair value of the contingent consideration using a probability-weighted discounted cash flow methodology, which resulted in an obligation recognized at the purchase date totaling $4,274. Any changes in the fair value of the contingent consideration subsequent to the acquisition date will be charged to expense until the contingency is settled.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
In addition to the acquisitions from Republic and the acquisition of Sanipac, the Company acquired five individually immaterial non-hazardous solid waste collection and recycling businesses during the year ended December 31, 2009. The results of operations of the acquired businesses have been included in the Company’s consolidated financial statements from their respective acquisition dates. The acquisitions completed during the years ended December 31, 2007, 2008 and 2009, were not material to the Company’s results of operations, either individually or in the aggregate. As a result, pro forma financial information has not been provided. The Company expects these acquired businesses to contribute towards the achievement of the Company’s growth strategy of expansion through acquisitions.
The following table summarizes the consideration transferred to acquire these businesses and the amounts of identified assets acquired, liabilities assumed and noncontrolling interests associated with businesses acquired at the acquisition date for acquisitions consummated in the years ended December 31, 2007, 2008 and 2009:

	2007	2008	2009
	Acquisitions	Acquisitions	Acquisitions
Fair value of consideration transferred:
Cash	$107,649	$320,541	$416,853
Debt assumed	31,249	22,688	16,423
Notes issued to sellers	—	1,788	—
Contingent consideration	—	—	4,274
Common stock warrants	123	79	—

	139,021	345,096	437,550

Recognized amounts of identifiable assets acquired, liabilities assumed and noncontrolling interests associated with businesses acquired:
Accounts receivable	6,099	13,781	16,187
Other current assets	724	1,527	2,319
Property and equipment	82,749	98,448	308,454
Long-term franchise agreements and contracts	3,667	117,416	9,325
Indefinite-lived intangibles	—	92,312	—
Customer lists	3,592	9,044	33,730
Other intangibles	—	—	19,132
Non-competition agreements	4,941	48	—
Other assets	—	514	667
Deferred revenue	(4,043)	(2,449)	(4,754)
Accounts payable	(2,283)	(6,692)	(1,264)
Accrued liabilities	(4,812)	(3,526)	(2,436)
Noncontrolling interests	—	—	(1,577)
Other long-term liabilities	(4,193)	(700)	(8,489)
Deferred income taxes	(8,073)	(651)	(5,050)

Total identifiable net assets	78,368	319,072	366,244

Goodwill	$60,653	$26,024	$71,306

Goodwill acquired in 2007 totaling $58,886 and long-term franchise agreements, contracts, and other intangibles acquired in 2007 totaling $11,269 are expected to be deductible for tax purposes. Goodwill acquired in 2008 totaling $22,586 and long-term franchise agreements, contracts, and other intangibles acquired in 2008 totaling $217,933 are expected to be deductible for tax purposes. Goodwill acquired in 2009 totaling $40,535 and long-term franchise agreements, contracts, and other intangibles acquired in 2009 totaling $54,923 are expected to be deductible for tax purposes. The goodwill is attributable to the synergies and ancillary growth opportunities expected to arise after the Company’s acquisition of these businesses.
The fair value of acquired working capital related to two acquisitions completed during the year ended December 31, 2009, is provisional pending receipt of information from the acquiree to support the fair value of the assets acquired and liabilities assumed.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
The gross amount of trade receivables due under contracts acquired during the year ended December 31, 2008, is $14,550, of which $770 is expected to be uncollectible. The gross amount of trade receivables due under contracts acquired during the year ended December 31, 2009, is $17,190, of which $1,002 is expected to be uncollectible. The Company did not acquire any other class of receivable as a result of the acquisition of these businesses.
A reconciliation of the Fair value of consideration transferred, as disclosed in the table above, to Payments for acquisitions, net of cash acquired, as reported in the Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2008 and 2009, is as follows:

	2007	2008	2009
	Acquisitions	Acquisitions	Acquisitions
Cash consideration transferred	$107,649	$320,541	$416,853
Elimination of noncontrolling interests	—	33,560	—
Payment of contingent consideration	—	—	2,000
Payment of acquisition-related liabilities	1,780	1,049	1,158

Payments for acquisitions, net of cash acquired	$109,429	$355,150	$420,011

The $2,000 of contingent consideration paid during the year ended December 31, 2009 represented additional purchase price for an acquisition closed in 2007. Acquisition-related liabilities are liabilities paid in the year shown above that were accrued for in a previous year. Elimination of noncontrolling interests in 2008 consists of the noncontrolling interest liability in PCRCD that was eliminated as a result of the Company’s acquisition of the remaining 49% interest in PCRCD.
During the year ended December 31, 2009, the Company incurred $3,987 of third-party acquisition-related costs. These expenses are included in Selling, general and administrative expenses in the Company’s Consolidated Statements of Income for the year ended December 31, 2009.
4. INTANGIBLE ASSETS
Intangible assets, exclusive of goodwill, consisted of the following at December 31, 2009:

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Amortizable intangible assets:
Long-term franchise agreements and contracts	$187,105	$(18,751)	$168,354
Customer lists	57,572	(11,265)	46,307
Non-competition agreements	9,732	(5,740)	3,992
Other	21,236	(1,746)	19,490

	275,645	(37,502)	238,143
Nonamortized intangible assets:
Indefinite-lived intangible assets	116,160	—	116,160

Intangible assets, exclusive of goodwill	$391,805	$(37,502)	$354,303

The weighted-average amortization periods of long-term franchise agreements and contracts, customer lists and other intangibles acquired during the year ended December 31, 2009, are 33.0 years, 9.7 years and 38.1 years, respectively.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Intangible assets, exclusive of goodwill, consisted of the following at December 31, 2008:

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Amortizable intangible assets:
Long-term franchise agreements and contracts	$179,674	$(12,751)	$166,923
Customer lists	22,083	(4,951)	17,132
Non-competition agreements	9,751	(5,157)	4,594
Other	4,024	(2,389)	1,635

	215,532	(25,248)	190,284
Nonamortized intangible assets:
Indefinite-lived intangible assets	116,160	—	116,160

Intangible assets, exclusive of goodwill	$331,692	$(25,248)	$306,444

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
Estimated future amortization expense for the next five years of amortizable intangible assets is as follows:

For the year ending December 31, 2010	$14,299
For the year ending December 31, 2011	$14,126
For the year ending December 31, 2012	$13,807
For the year ending December 31, 2013	$12,385
For the year ending December 31, 2014	$11,806
5. PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

	Year Ended December 31,
	2008	2009
Landfill site costs	$655,773	$923,670
Rolling stock	343,692	406,010
Land, buildings and improvements	155,712	197,214
Containers	155,646	175,542
Machinery and equipment	138,094	180,801
Construction in progress	8,594	5,831

	1,457,511	1,889,068
Less accumulated depreciation and depletion	(473,387)	(580,676)

	$984,124	$1,308,392

The Company’s landfill depletion expense for the years ended December 31, 2007, 2008 and 2009, was $22,282, $23,422 and $33,627, respectively.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
6. OTHER ASSETS, NET
Other assets, net, consist of the following:

	Year Ended December 31,
	2008	2009
Deferred financing costs	$6,845	$5,096
Investment in unconsolidated entity	5,300	5,300
Landfill closure receivable	4,358	4,619
Deposits	916	1,597
Unrealized interest rate and fuel hedge gains	—	2,849
Other	3,220	4,351

	$20,639	$23,812

7. ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	Year Ended December 31,
	2008	2009
Insurance claims	$33,841	$35,834
Payroll and payroll-related	20,198	23,692
Interest payable	6,934	7,806
Acquisition-related	4,227	4,913
Unrealized interest rate and fuel hedge losses	21,120	10,714
Other	8,900	10,421

	$95,220	$93,380

8. LONG-TERM DEBT
Long-term debt consists of the following:

	Year Ended December 31,
	2008	2009
Revolver under Credit Facility	$400,000	$269,000
2026 Notes, net of discount of $10,930 and $6,246 as of December 31, 2008 and 2009, respectively	189,070	193,754
2015 Notes	175,000	175,000
2019 Notes	—	175,000
Tax-exempt bonds	53,960	50,615
Notes payable to sellers in connection with acquisitions, uncollateralized, bearing interest at 6.05% to 10.35%, principal and interest payments due periodically with due dates ranging from 2010 to 2036	4,888	4,872
Notes payable to third parties, collateralized by substantially all assets of certain subsidiaries of the Company, bearing interest at 1.0% to 10.9%, principal and interest payments due periodically with due dates ranging from 2010 to 2019	1,608	1,922

	824,526	870,163
Less — current portion	(4,698)	(2,609)

	$819,828	$867,554

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Credit Facility
The Company has a senior revolving credit facility with a syndicate of banks for which Bank of America, N.A. acts as agent. The maximum borrowings available under the Company’s credit facility was $845,000 as of December 31, 2008 and 2009. There is no maximum amount of standby letters of credit that can be issued; however, the issuance of standby letters of credit reduces the amount of total borrowings available. As of December 31, 2008, $400,000 was outstanding under the credit facility, exclusive of outstanding standby letters of credit of $81,401. As of December 31, 2009, $269,000 was outstanding under the credit facility, exclusive of outstanding standby letters of credit of $87,116. The credit facility matures in September 2012.
The borrowings under the credit facility bear interest, at the Company’s option, at either the base rate plus the applicable base rate margin (approximately 3.25% at each of December 31, 2008 and 2009) on base rate loans, or the Eurodollar rate plus the applicable Eurodollar margin (approximately 2.5% and 0.86% at December 31, 2008 and 2009, respectively) on Eurodollar loans. The applicable margins under the credit facility vary depending on the Company’s leverage ratio, as defined in the credit agreement. As of December 31, 2008 and 2009, the margins were 0.625% for Eurodollar loans and 0.00% for base rate loans.
The credit facility requires the Company to pay an annual commitment fee on the unused portion of the facility. The commitment fee was 0.15% as of December 31, 2008 and 2009.
The borrowings under the credit facility are not collateralized. The credit facility contains representations and warranties and places certain business, financial and operating restrictions on the Company relating to, among other things, indebtedness, liens and other encumbrances, investments, mergers and acquisitions, asset sales, sale and leaseback transactions, and dividends, distributions and redemptions of capital stock. The credit agreement requires that the Company maintain specified financial ratios. As of December 31, 2008 and 2009, the Company was in compliance with all applicable covenants in the credit facility.
Convertible Senior Notes due 2026
As discussed in Note 1, effective January 1, 2009, the Company adopted a new pronouncement on convertible debt which affected the Company’s accounting and disclosure for its 2026 Notes. Consistent with the transition guidance in this convertible debt pronouncement, the Company’s adoption of this pronouncement is being treated as a change in accounting principle that is being applied retrospectively to all periods presented. The cumulative effect of the change in accounting principle on periods prior to those presented in the Company’s Consolidated Financial Statements for the period ended December 31, 2009, has been reflected as an offsetting adjustment to the December 31, 2006 balances of Additional paid-in capital and Retained earnings in the Company’s Consolidated Statements of Equity. A description of the prior-period information that has been retrospectively adjusted is provided below.
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
The 2026 Notes are convertible into cash and, if applicable, shares of common stock based on an initial conversion rate of 29.4118 shares of common stock per $1 principal amount of 2026 Notes (which is equal to an initial conversion price of approximately $34.00 per share), subject to adjustment, and only under certain circumstances. Upon surrender of the 2026 Notes for conversion, the Company will deliver cash equal to the lesser of the aggregate principal amount of notes to be converted and its total conversion obligation. The Company will deliver shares of its common stock in respect of the excess amount, if any, of its conversion obligation over the amount paid in cash. The holders of the 2026 Notes who convert their notes in connection with a change in control (as defined in the Indenture) may be entitled to a make-whole premium in the form of an increase in the conversion rate.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Holders may surrender notes for conversion into cash and, if applicable, shares of the Company’s common stock at an initial conversion price of $34.00 per share (equivalent to an initial conversion rate of 29.4118 shares per $1 principal amount of notes) at any time prior to the close of business on the maturity date, if the closing sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the quarter preceding the quarter in which the conversion occurs, is more than 130% of the conversion price per share of the Company’s common stock on that 30th day. Based on the Company’s share price through December 31, 2009, the 2026 Notes have not met the requirements for conversion by the holders.
Beginning on April 1, 2010, the Company may redeem in cash all or part of the 2026 Notes at a price equal to 100% of the principal amount plus accrued and unpaid interest, including additional interest, if any, and, if redeemed prior to April 1, 2011, an interest make-whole payment. On February 8, 2010, the Company announced that on April 1, 2010, it intends to redeem all of its 2026 Notes. Holders may have their 2026 Notes redeemed at par plus a make-whole payment, together with accrued and unpaid interest to the redemption date. Alternatively, holders may convert their 2026 Notes, prior to 5 p.m., New York City time, on March 31, 2010. The conversion price is $34.00 per share, which is equivalent to a conversion rate of approximately 29.4118 shares of the Company's common stock for each $1,000 principal amount of the 2026 Notes. On February 8, 2010, the last reported sale price of the Company's common stock on the New York Stock Exchange was $30.96 per share. The Company intends to pay the principal plus related interest of the redeemed notes with funds from its credit facility.
The holders of the 2026 Notes can require the Company to repurchase all or a part of the 2026 Notes in cash on each of April 1, 2011, 2016 and 2021, and in the event of a change of control of the Company, at a purchase price of 100% of the principal amount of the 2026 Notes plus any accrued and unpaid interest, including additional interest, if any.
Upon adoption of the convertible debt pronouncement, the Company first determined the carrying amount of the liability component of the 2026 Notes at their issuance date by measuring the fair value of a similar liability excluding the embedded conversion option. At the date of issuance of the 2026 Notes, the Company’s borrowing rate for similar debt instruments with no conversion rights was estimated at 6.5% per annum. This borrowing rate was estimated to be representative of non-convertible debt with a maturity date of five years, which was considered appropriate given the April 1, 2011 put feature of the 2026 Notes, as previously discussed. Using a present value formula that incorporated a 6.5% annual discount rate over a five-year period with semi-annual interest coupon payment dates, the Company estimated the fair value of the hypothetical non-convertible debt to be $177,232. The Company then determined the carrying amount of the equity component of the 2026 Notes, represented by the embedded conversion option, by deducting the fair value of the liability component from the initial proceeds ascribed to the convertible debt instrument as a whole, which were equal to the $200,000 principal amount of the Notes. The resulting carrying amount of the equity component at the issuance date of the 2026 Notes was $22,768. This amount, net of the tax effect of $8,652, is reflected in the adjustment to the opening balance of Additional paid-in capital in the Company’s Consolidated Statements of Equity.
In addition to computing the initial liability and equity components of the 2026 Notes upon adoption of the convertible debt pronouncement, the Company also computed the amount of direct transaction costs to be allocated between the liability and equity components of the 2026 Notes at the date of issuance. The Company allocated direct transaction costs, totaling $5,534, between the liability and equity components in an amount proportionate to the allocation of the proceeds of the 2026 Notes. This computation resulted in $4,904 and $630 being allocated to the liability and equity components of the 2026 Notes, respectively. The amount allocated to the equity component, net of the tax effect of $240, is reflected in the adjustment to the opening balance of Additional paid-in capital in the Company’s Consolidated Statements of Equity.
Subsequent to the initial measurement of the liability and equity components, and the related allocation of direct transaction costs, as of the issuance date of the 2026 Notes, the Company calculated an amortization schedule for the excess of the principal amount of the liability component over its carrying amount (the “debt discount”), using the interest method. The debt discount is being amortized over a five-year period through April 1, 2011, representing the first date on which holders of the 2026 Notes may require the Company to repurchase all or a portion of their notes. In addition, the Company calculated the adjusted debt issuance cost amortization on the portion of direct transaction costs allocated to the liability component, which is recognized as Interest expense in the Company’s Consolidated Statements of Income. The adjustment to the debt issuance cost amortization subsequent to adoption of the convertible debt pronouncement relates to the portion of direct transaction costs allocated to the equity component. These costs were recognized as a reduction to the carrying value of the equity component, which is not amortized.
Amortization of the debt discount on the 2026 Notes, which is recognized as interest expense, from March 2006 to December 31, 2006, was calculated as $3,124. This amount, net of the tax effect of $1,187, is reflected in the adjustment to the opening balance of Retained earnings in the Company’s Consolidated Statements of Equity. The reduction to previously reported debt issuance cost amortization, as a result of the direct transaction costs allocated to the equity component, from March 2006 to December 31, 2006, was calculated as $95. This amount, net of the tax effect of $35, is reflected in the adjustment to the opening balance of Retained earnings in the Company’s Consolidated Statements of Equity.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
A summary of the financial statement line items that have been retrospectively adjusted as a result of the Company’s adoption of the new convertible debt pronouncement is presented in the table below:

	December 31, 2008
	Balance as Reported		December 31, 2008
	in the 2008 Annual	Cumulative	Balance as Presented in
	Report on Form	Retrospective	the 2009 Annual Report
Consolidated Balance Sheet	10-K	Adjustment	on Form 10-K
Other assets, net	$20,922	$(283)	$20,639
Long-term debt and notes payable	$830,758	$(10,930)	$819,828
Deferred income taxes	$251,514	$4,045	$255,559
Additional paid-in capital	$647,829	$13,726	$661,555
Retained earnings	$630,037	$(7,124)	$622,913

	Balance for the Year
	Ended December 31,		Balance for the Year
	2007, as Reported		Ended December 31,
	in the 2008		2007, as Presented in
Consolidated Statement of	Annual Report on	Retrospective	the 2009 Annual Report
Income	Form 10-K	Adjustment	on Form 10-K
Interest expense	$35,023	$4,183	$39,206
Income tax provision	$59,917	$(1,589)	$58,328
Basic earnings per share	$1.45	$(0.04)	$1.41
Diluted earnings per share	$1.42	$(0.04)	$1.38

	Balance for the Year
	Ended December 31,		Balance for the Year
	2008, as Reported		Ended December 31,
	in the 2008		2008, as Presented in
Consolidated Statement of	Annual Report on	Retrospective	the 2009 Annual Report
Income	Form 10-K	Adjustment	on Form 10-K
Interest expense	$38,824	$4,278	$43,102
Income tax provision	$58,400	$(1,625)	$56,775
Basic earnings per share	$1.51	$(0.04)	$1.47
Diluted earnings per share	$1.48	$(0.04)	$1.44

	Balance for the Year
	Ended December 31,		Balance for the Year
	2007, as Reported		Ended December 31,
	in the 2008		2007, as Presented in
Consolidated Statement of	Annual Report on	Retrospective	the 2009 Annual Report
Cash Flows	Form 10-K	Adjustment	on Form 10-K
Deferred income taxes, net of acquisitions	$12,440	$(1,589)	$10,851
Amortization of debt issuance costs	$2,182	$(126)	$2,056
Amortization of debt discount	$—	$4,309	$4,309

	Balance for the Year
	Ended December 31,		Balance for the Year
	2008, as Reported		Ended December 31,
	in the 2008		2008, as Presented in
Consolidated Statement of	Annual Report on	Retrospective	the 2009 Annual Report
Cash Flows	Form 10-K	Adjustment	on Form 10-K
Deferred income taxes, net of acquisitions	$31,902	$(1,625)	$30,277
Amortization of debt issuance costs	$1,966	$(126)	$1,840
Amortization of debt discount	$—	$4,404	$4,404

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
For the financial statement line items adjusted as a result of the Company’s adoption of the new convertible debt pronouncement, the balances as of, or for the year ended, December 31, 2009, that would have been reported prior to the Company’s adoption of the new convertible debt pronouncement, are presented in the table below:

	December 31, 2009		December 31, 2009
	Balance as Reported in		Balance Prior to
	the 2009 Annual		Adoption of New
	Report on		Convertible Debt
Consolidated Balance Sheet	Form 10-K	Adjustment	Pronouncement
Other assets, net	$23,812	$157	$23,969
Long-term debt and notes payable	$867,554	$6,246	$873,800
Deferred income tax liabilities	$305,932	$(2,314)	$303,618
Additional paid-in capital	$625,173	$(13,726)	$611,447
Retained earnings	$732,738	$9,951	$742,689

	Balance for the Year		Balance for the Year
	Ended December 31,		Ended December 31,
	2009, as Reported in		2009 Prior to Adoption
Consolidated Statement of	the 2009 Annual		of New Convertible
Income	Report on Form 10-K	Adjustment	Debt Pronouncement
Interest expense	$49,161	$(4,558)	$44,603
Income tax provision	$64,565	$1,732	$66,297
Basic earnings per share	$1.38	$0.04	$1.42
Diluted earnings per share	$1.37	$0.04	$1.41

	Balance for the Year		Balance for the Year
	Ended December 31,		Ended December 31,
	2009, as Reported in		2009 Prior to Adoption
Consolidated Statement of	the 2009 Annual		of New Convertible
Cash Flows	Report on Form 10-K	Adjustment	Debt Pronouncement
Deferred income taxes, net of acquisitions	$38,224	$1,732	$39,956
Amortization of debt issuance costs	$1,942	$126	$2,068
Amortization of debt discount	$4,684	$(4,684)	$—
For the years ended December 31, 2007, 2008 and 2009, the total interest expense recognized by the Company relating to both the contractual interest coupon and amortization of the non-cash debt discount on the 2026 Notes was $11,809 ($7,322, net of taxes), $11,904 ($7,381, net of taxes) and $12,184 ($7,554, net of taxes), respectively. The portion of total interest expense related to the contractual interest coupon on the 2026 Notes during each of the years ended December 31, 2007, 2008 and 2009 was $7,500 ($4,650, net of taxes). The portion of total interest expense related to amortizing the non-cash debt discount during the years ended December 31, 2007, 2008 and 2009 was $4,309 ($2,672, net of taxes), $4,404 ($2,731, net of taxes) and $4,684 ($2,904, net of taxes), respectively. The effective interest rate on the liability component for the years ended December 31, 2007, 2008 and 2009 was 6.4%. As of December 31, 2009, the Company has five quarterly periods remaining over which the debt discount will be amortized.
The following table presents information regarding the values at which the following items are carried in the Company’s December 31, 2008 and 2009 Consolidated Balance Sheets:

	December 31, 2008	December 31, 2009
Carrying amount of equity component	$13,726	$13,726

Principal amount of liability component	$200,000	$200,000
Unamortized discount on liability component	(10,930)	(6,246)

Net carrying amount of liability component	$189,070	$193,754

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
At December 31, 2009, the 2026 Notes did not meet any of the conditions for conversion. Under the new convertible debt pronouncement, upon conversion of the 2026 Notes, the Company will be required to allocate the fair value of the consideration transferred and any transaction costs incurred between the equity and liability components. This will be done by first allocating to the liability component an amount equal to the fair value of the liability component immediately prior to its conversion, with the residual consideration allocated to the equity component. Any gain or loss equal to the difference between the consideration allocated to the liability component and the carrying value of the liability component, including any unamortized debt discount or issuance costs, will be recorded in earnings.
Master Note Purchase Agreement
Senior Notes due 2015
On July 15, 2008, the Company entered into a Master Note Purchase Agreement with certain accredited institutional investors pursuant to which the Company issued and sold to the investors at a closing on October 1, 2008, $175,000 of senior uncollateralized notes due October 1, 2015 in a private placement. The 2015 Notes bear interest at the fixed rate of 6.22% per annum with interest payable in arrears semi-annually on April 1 and October 1 beginning on April 1, 2009, and with principal payable at the maturity of the 2015 Notes on October 1, 2015.
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
Senior Notes due 2019
On October 26, 2009, the Company entered into a First Supplement to the Master Note Purchase Agreement with certain accredited institutional investors pursuant to which the Company issued and sold to the investors on that date $175,000 of senior uncollateralized notes due November 1, 2019 in a private placement. The 2019 Notes bear interest at the fixed rate of 5.25% per annum with interest payable in arrears semi-annually on May 1 and November 1 beginning on May 1, 2010, and with principal payable at the maturity of the 2019 Notes on November 1, 2019.
The 2019 Notes are uncollateralized obligations and rank equally with the 2015 Notes and obligations under the Company’s senior uncollateralized revolving credit facility. The 2019 Notes are subject to representations, warranties, covenants and events of default. Upon the occurrence of an event of default, payment of the 2019 Notes may be accelerated by the holders of the 2019 Notes. The 2019 Notes may also be prepaid by the Company at any time at par plus a make whole amount determined in respect of the remaining scheduled interest payments on the 2019 Notes, using a discount rate of the then current market standard for United States treasury bills plus 0.50%. In addition, the Company will be required to offer to prepay the 2019 Notes upon certain changes in control. The Company is amortizing the $152 debt issuance costs over a 10-year term through the maturity date, or November 1, 2019.
The Company may issue additional series of senior uncollateralized notes pursuant to the terms and conditions of the Master Note Purchase Agreement, provided that the purchasers of the 2015 Notes and the 2019 Notes shall not have any obligation to purchase any additional notes issued pursuant to the Master Note Purchase Agreement and the aggregate principal amount of the 2015 Notes, the 2019 Notes and any additional notes issued pursuant to the Master Note Purchase Agreement shall not exceed $500,000.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Tax-Exempt Bonds
The Company’s tax-exempt bond financings are as follows:

		Interest Rate				Backed
	Type of	on Bond at		Outstanding Balance at		by Letter
	Interest	December 31,	Maturity Date of	December 31,		of Credit
Name of Bond	Rate	2009	Bond	2008	2009	(Amount)
Wasco Bond 2012	Fixed	7.00%	March 1, 2012	$2,325	$1,800	$—
Wasco Bond 2021	Fixed	7.25	March 1, 2021	8,475	8,475	—
Madera Bond	Variable	0.32	May 1, 2016	1,800	1,800	1,829
Tehama Bond	Variable	0.32	June 1, 2014	580	515	523
San Jose Bonds	Variable	0.32	September 1, 2016	7,020	4,475	4,750
West Valley Bond	Variable	0.30	August 1, 2018	15,500	15,500	15,678
LeMay Washington Bond	Variable	0.29	April 1, 2033	15,930	15,930	16,126
LeMay Olympia Bond	Variable	0.29	April 1, 2019	2,330	2,120	2,151

				$53,960	$50,615	$41,057

In January 2010, the Company gave notice to redeem the Wasco Bond 2012 and the Wasco Bond 2021. The Company will pay the principal plus accrued interest on these bonds on March 1, 2010.
The variable-rate bonds are all remarketed weekly by a remarketing agent to effectively maintain a variable yield. If the remarketing agent is unable to remarket the bonds, then the remarketing agent can put the bonds to the Company. The Company has obtained standby letters of credit, issued under its senior revolving credit facility, to guarantee repayment of the bonds in this event. The Company classified these borrowings as long-term at December 31, 2009, because the borrowings are supported by standby letters of credit issued under the Company’s senior revolving credit facility which is long-term.
As of December 31, 2009, aggregate contractual future principal payments by calendar year on long-term debt are due as follows:

2010	$2,609
2011	202,200
2012	271,410
2013	1,555
2014	1,732
Thereafter	396,903

$876,409

The above table does not reflect the aforementioned notice to redeem in 2010 the 2026 Notes, the Wasco Bond 2012 or the Wasco Bond 2021.
9. FAIR VALUE OF FINANCIAL INSTRUMENTS
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

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments and certain investments included in cash equivalent money market funds and restricted assets. The Company’s derivative instruments are pay-fixed, receive-variable interest rate swaps and pay-fixed, receive-variable diesel fuel hedges. The Company’s interest rate swaps are recorded at their estimated fair values based on quotes received from financial institutions that trade these contracts. The Company verifies the reasonableness of these quotes using similar quotes from another financial institution as of each date for which financial statements are prepared. The Company uses a discounted cash flow (“DCF”) model to determine the estimated fair values of the diesel fuel hedges. The assumptions used in preparing the DCF model include: (i) estimates for the forward DOE index curve; and (ii) the discount rate based on risk-free interest rates over the term of the agreements. The DOE index curve used in the DCF model was obtained from financial institutions that trade these contracts. For the Company’s interest rate and fuel hedges, the Company also considers the Company’s creditworthiness in its determination of the fair value measurement of these instruments in a net liability position and the banks’ creditworthiness in its determination of the fair value measurements of these instruments in a net asset position. The Company’s cash equivalent money market funds and restricted assets are valued at quoted market prices in active markets for identical assets, which the Company receives from the financial institutions that hold such investments on its behalf. The Company’s restricted assets measured at fair value are invested primarily in U.S. government and agency securities.
The Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2008 and 2009, were as follows:

	Fair Value Measurement at December 31, 2008 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap derivative instruments - liability position	$(27,796)	$—	$(27,796)	$—
Fuel hedge derivative instruments -net liability position	$(10,812)	$—	$—	$(10,812)
Cash equivalent money market funds	$256,060	$256,060	$—	$—
Restricted assets	$21,429	$21,429	$—	$—

	Fair Value Measurement at December 31, 2009 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap derivative instruments — net liability position	$(7,761)	$—	$(7,761)	$—
Fuel hedge derivative instruments — net liability position	$(104)	$—	$—	$(104)
Restricted assets	$27,617	$27,617	$—	$—

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
The following table summarizes the change in the fair value for Level 3 derivatives for the years ended December 31, 2008 and 2009:

Level 3
Derivatives
Balance as of December 31, 2007	$—
Realized losses included in earnings	—
Unrealized losses included in AOCL	(10,812)

Balance as of December 31, 2008	(10,812)
Realized losses included in earnings	8,509
Unrealized gains included in AOCL	2,199

Balance as of December 31, 2009	$(104)

During the year ended December 31, 2009, there were no fair value measurements of assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition.
10. COMMITMENTS AND CONTINGENCIES
COMMITMENTS
Leases
The Company leases its facilities and certain equipment under non-cancelable operating leases for periods ranging from one to 20 years, with renewal options for certain leases. The Company’s total rent expense under operating leases during the years ended December 31, 2007, 2008 and 2009, was $8,790, $9,008 and $11,017, respectively.
As of December 31, 2009, future minimum lease payments, by calendar year, are as follows:

2010	$10,139
2011	9,272
2012	9,668
2013	8,504
2014	7,119
Thereafter	34,716

$79,418

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
At December 31, 2008 and 2009, the Company had provided customers and various regulatory authorities with surety bonds in the aggregate amount of approximately $113,273 and $182,468, respectively, to secure its landfill final capping, closure and post-closure requirements and $48,502 and $90,593, respectively, to secure performance under collection contracts and landfill operating agreements.
The Company owns a 9.9% interest in a company that, among other activities, issues financial surety bonds to secure final capping, landfill closure and post-closure obligations for companies operating in the solid waste industry. The Company accounts for this investment under the cost method of accounting. There have been no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. This investee company and the parent company of the investee had written final capping, landfill closure and post-closure financial surety bonds for the Company, of which $85,802 and $122,318 were outstanding as of December 31, 2008 and 2009, respectively. The Company’s reimbursement obligations under these bonds are secured by a pledge of its stock in the investee company.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Unconditional Purchase Obligations
At December 31, 2009, the Company’s unconditional purchase obligations consist of multiple fixed-price fuel purchase contracts under which it has 0.8 million gallons remaining to be purchased for a total of $1,624, plus taxes and transportation upon delivery. These fuel purchase contracts expire on or before June 30, 2010.
CONTINGENCIES
Environmental Risks
The Company may be subject to liability for any environmental damage that its solid waste facilities cause to neighboring landowners or residents, particularly as a result of the contamination of soil, groundwater or surface water, and especially drinking water, including damage resulting from conditions existing prior to the acquisition of such facilities by the Company. The Company may also be subject to liability for any off-site environmental contamination caused by pollutants or hazardous substances whose transportation, treatment or disposal was arranged by the Company or its predecessors. Any substantial liability for environmental damage incurred by the Company could have a material adverse effect on the Company’s financial condition, results of operations or cash flows. As of December 31, 2009, the Company is not aware of any material environmental liabilities.
Legal Proceedings
The Company’s subsidiary, High Desert Solid Waste Facility, Inc. (formerly known as Rhino Solid Waste, Inc.) (“HDSWF”), owns undeveloped property in Chaparral, New Mexico, for which it sought a permit to operate a municipal solid waste landfill. After a public hearing, the New Mexico Environment Department (the “Department”) approved the permit for the facility on January 30, 2002. Colonias Development Council (“CDC”), a nonprofit organization, opposed the permit at the public hearing and appealed the Department’s decision to the courts of New Mexico, primarily on the grounds that the Department failed to consider the social impact of the landfill on the community of Chaparral, and failed to consider regional planning issues. On July 18, 2005, in Colonias Dev. Council v. Rhino Envtl. Servs., Inc. (In re Rhino Envtl. Servs.), 2005 NMSC 24, 117 P.3d 939, the New Mexico Supreme Court remanded the matter back to the Department to conduct a limited public hearing on certain evidence that CDC claims was wrongfully excluded from consideration by the hearing officer, and to allow the Department to reconsider the evidence already proffered concerning the impact of the landfill on the surrounding community’s quality of life. The parties have agreed to postpone the hearing until November 2010 at the earliest to allow the Company time to explore a possible relocation of the landfill to the approximately 325 acres of undeveloped land HDSWF purchased from the State of New Mexico in July 2009. HDSWF expects to file a formal landfill permit application in early 2010 with the Department in an effort to relocate the landfill to that property. At December 31, 2009, the Company had $11,337 of capitalized expenditures related to this landfill development project. If the Company is not ultimately issued a permit to operate the landfill, the Company will be required to expense in a future period the $11,337 of capitalized expenditures, less the recoverable value of the undeveloped property and other amounts recovered, which would likely have a material adverse effect on the Company’s results of operations for that period.
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

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
On January 15, 2009, a complaint captioned Heath Belcher and Denessa Arguello v. Waste Connections, Inc., and Waste Connections of California, Inc. was filed in the United States District Court for the Eastern District of California, naming the Company and its subsidiary, Waste Connections of California, Inc., as defendants. The complaint alleges violations under the Fair Labor Standards Act related to overtime compensation, and alleges violations under California labor laws related to overtime compensation, unpaid wages, meal and rest breaks, and wage statements. The complaint also alleges violations under the California Unfair Competition Law based on the foregoing alleged violations. The complaint seeks class certification and various forms of relief, including declaratory judgment, statutory penalties, unpaid back wages, liquidated damages, restitution, interest, and attorneys’ fees and costs. The Company has responded to the complaint and has contested liability. Following discovery, the named plaintiffs elected to negotiate a settlement of their claims rather than move the court for class certification.  As a result, the two named plaintiffs, as well as five additional individuals who had filed consents to join the litigation, executed individual Settlement Approval and Release Forms. On February 8, 2010, the parties’ counsel executed a Stipulation for Settlement and Dismissal and filed a Stipulation and Proposed Order for Dismissal with Prejudice with the court. The Company anticipates that the court will enter its final judgment of dismissal by the end of the first quarter of 2010.
One of the Company’s subsidiaries, El Paso Disposal, LP (“EPD”), is a party to administrative proceedings before the National Labor Relations Board (“NLRB”). In these proceedings, the union has alleged various unfair labor practices relating to the failure to reach agreement on first contracts and the resultant strike by, and the replacement of and a failure to recall, previous employees. On April 29, 2009, following a hearing, an administrative law judge issued a recommended Decision and Order finding violations of the National Labor Relations Act by EPD and recommended to the NLRB that EPD take remedial actions, including such things as reinstating certain employees and their previous terms and conditions of employment, refraining from certain conduct, returning to the bargaining table and providing a “make whole” remedy. EPD filed exceptions to the administrative law judge’s recommendations on June 30, 2009. Thereafter, the parties exchanged answers and response briefs, and the matter is currently on appeal to the NLRB. On July 27, 2009, the NLRB’s regional office in Phoenix, Arizona filed a petition in federal court seeking an injunction to reinstate the previous employees and order the parties to return to bargaining while the appeal is pending. The hearing on the injunction was held on August 19, 2009, and on October 30, 2009, the court granted the requested relief. EPD has appealed the court’s order to the Fifth Circuit Court of Appeals. Several related unfair labor practice charges alleging failure to bargain and improper recall were subsequently filed against EPD. The charges were heard by an administrative law judge the week of August 24, 2009, and on December 2, 2009, the administrative law judge issued his recommended Decision and Order granting part of the requested relief, while denying part, but the issues were effectively subsumed by the interim injunction. Both parties filed exceptions to the judge’s recommendations, exchanged answers and response briefs, and that matter is also currently on appeal to the NLRB. On January 22, 2010, the union filed new unfair labor practice charges concerning events relating to the ongoing contract negotiations process. EPD is currently reviewing the allegations and intends to continue to defend these proceedings vigorously. At this point, the Company is unable to determine the likelihood of any outcome in this matter, nor is it able to estimate the amount or range of loss or the impact on the Company or its financial condition in the event of an unfavorable outcome.
The Company and Potrero Hills Landfill, Inc. (“PHLF”), which the Company purchased from Republic Services, Inc. in April 2009, were named as real parties in interest in an amended complaint captioned Sustainability, Parks, Recycling and Wildlife Legal Defense Fund [SPRAWLDEF] v. County of Solano, Board of Supervisors for the County of Solano, which was filed in the Superior Court of California, County of Solano, on July 9, 2009 (the original complaint was filed on June 12, 2009). This lawsuit seeks to compel the County of Solano to comply with Measure E, a ballot initiative and County ordinance passed in 1984 that the County has not enforced against PHLF for at least 18 years. Measure E directs in part that the County of Solano shall not allow the importation into the County of any solid waste which originated or was collected outside the County in excess of 95,000 tons per year. PHLF disposes of approximately 870,000 tons of solid waste annually, approximately 650,000 tons of which originate from sources outside of Solano County. The SPRAWLDEF lawsuit also seeks to overturn Solano County’s approval of the use permit for the expansion of the Potrero Hills Landfill and the related Environmental Impact Report (“EIR”), arguing that both violate Measure E and that the EIR violates the California Environmental Quality Act (“CEQA”). Two similar actions seeking to enforce Measure E, captioned Northern California Recycling Association v. County of Solano and Sierra Club v. County of Solano, were filed in the same court on June 10, 2009 and August 10, 2009, respectively. The Northern California Recycling Association (“NCRA”) case does not name the Company or any of its subsidiaries as parties and does not contain any CEQA claims. The Sierra Club case names PHLF as a real party in interest, and seeks to overturn the conditional use permit for the expansion of the landfill on Measure E grounds (but does not raise CEQA claims). These complaints follow a previous lawsuit concerning Measure E that NCRA filed against PHLF in the same court on July 22, 2008, prior to the Company’s acquisition of PHLF, but which NCRA later dismissed.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
In December 2009, the Company and PHLF filed briefs vigorously opposing enforcement of Measure E on Constitutional and other grounds. The Company’s position is supported by Solano County, a co-defendant, the Attorney General of the State of California, the National Solid Wastes Management Association and the California Refuse Recycling Council, each of which filed supporting friend of court briefs or letters. In addition, numerous waste hauling companies in California, Oregon and Nevada have intervened on the Company’s side in the state cases, subsequent to their participation in the federal action discussed below. All three Measure E state cases were consolidated for a hearing on the merits, which is scheduled to be held in mid-February. At this point, the Company is unable to determine the likelihood of any outcome in this matter, nor is it able to estimate the amount or range of loss or the impact on the Company or its financial condition in the event of an unfavorable outcome.
In response to the pending three state court actions to enforce Measure E described above, the Company, PHLF and other waste hauling companies in California, Oregon and Nevada that are damaged by Measure E and would be further damaged if Measure E was enforced filed a lawsuit to enjoin Measure E and have it declared unconstitutional. On September 8, 2009, the coalition brought suit in the United States District Court for the Eastern District of California in Sacramento challenging Measure E under the Commerce Clause of the United States Constitution, captioned Potrero Hills Landfill, Inc. et al. v. County of Solano. In response, SPRAWLDEF, Sierra Club and NCRA intervened in the federal case to defend Measure E and filed motions to dismiss the federal suit, or in the alternative, for the court to abstain from hearing the case in light of the pending state court Measure E actions. On December 23, 2009, the federal court abstained and declined to accept jurisdiction over the Company’s case, holding that Measure E raised unique state issues that should be resolved by the pending state court litigation, and granted the motions to dismiss. The Company filed a notice of appeal to the court’s ruling on January 22, 2010.
Individual members of SPRAWLDEF are also plaintiffs in the pending lawsuit filed in the same court on October 13, 2005, captioned Protect the Marsh, et al. v. County of Solano, et al., challenging the EIR that Solano County certified in connection with its approval of the expansion of the Potrero Hills Landfill on September 13, 2005. A motion to discharge the Superior Court’s writ of mandate directing the County to vacate and set aside its certification of the EIR was heard in August 2009. On November 3, 2009, the Superior Court upheld the County’s certification of the EIR and the related permit approval actions. In response, the plaintiffs in Protect the Marsh filed a notice of appeal to the court’s order on December 31, 2009. At this point, the Company is unable to determine the likelihood of any outcome in this matter, nor is it able to estimate the amount or range of loss or the impact on the Company or its financial condition in the event of an unfavorable outcome.
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
In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business. Except as noted in the legal cases described above, as of December 31, 2009, there is no current proceeding or litigation involving the Company or of which any of its property is the subject that the Company believes will have a material adverse impact on its business, financial condition, results of operations or cash flows.
Collective Bargaining Agreements
The Company has 10 collective bargaining agreements that have expired or are set to expire in 2010. The Company does not expect any significant disruption in its overall business in 2010 as a result of labor negotiations, employee strikes or organizational efforts.

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
Share Repurchase Program
The Company’s Board of Directors has authorized a common stock repurchase program for the repurchase of up to $800,000 of common stock through December 31, 2012. Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. The timing and amounts of any repurchases will depend on many factors, including the Company’s capital structure, the market price of the common stock and overall market conditions. As of December 31, 2008 and 2009, the Company had repurchased 16,785,544 and 19,034,372 shares, respectively, of its common stock at a cost of $419,783 and $482,407, respectively. As of December 31, 2009, the remaining maximum dollar value of shares available for purchase under the program was approximately $317,593. Subsequent to December 31, 2009 and through the date the accompanying financial statements were issued, the Company repurchased 1,500,000 shares of its common stock under this program at a cost of $49,432. The Company’s policy related to repurchases of its common stock is to charge any excess of cost over par value entirely to additional paid-in capital.
Common Stock
Of the 71,400,917 shares of common stock authorized but unissued as of December 31, 2009, the following shares were reserved for issuance:

Stock option and restricted stock unit plans	5,621,219
2026 Notes	5,882,354
Consultant Incentive Plan	269,822
2002 Restricted Stock Plan	10,531

11,783,926

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
Restricted Stock and Stock Options
During 2002, the Company’s Board of Directors adopted the 2002 Restricted Stock Plan in which selected employees, other than officers and directors, may participate. Restricted stock awards under the 2002 Restricted Stock Plan may or may not require a cash payment from a participant to whom an award is made. The awards become free of the stated restrictions over periods determined at the date of the grant, subject to continuing employment, the achievement of particular performance goals and/or the satisfaction of certain vesting provisions applicable to each award of shares. The Board of Directors authorizes the grant of any stock awards and determines the employees to whom shares are awarded, number of shares to be awarded, award period and other terms and conditions of the awards. Unvested shares of restricted stock may be forfeited and revert to the Company if a plan participant resigns from the Company and its subsidiaries, is terminated for cause or violates the terms of any noncompetition or nonsolicitation agreements to which that plan participant is bound (if such plan participant has been terminated without cause). A total of 213,750 shares of the Company’s common stock were reserved for issuance under the 2002 Restricted Stock Plan. As of December 31, 2009, 10,531 shares of common stock were available for future grants of restricted stock under the 2002 Restricted Stock Plan. The fair value of restricted stock for the years ended December 31, 2007, 2008 and 2009, was determined based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
The following table summarizes activity for the 2002 Restricted Stock Plan:

	Year Ended December 31,
	2007	2008	2009
Restricted shares granted	—	—	—
Weighted average grant-date fair value of shares granted	$—	$—	$—
Total fair value of restricted shares granted	$—	$—	$—
Restricted shares becoming free of restrictions	41,263	4,872	—
Weighted average restriction period (in years)	—	—	—
In 1997, the Company’s Board of Directors adopted the 1997 Stock Option Plan in which all officers, employees, directors and consultants may participate. Options granted under the 1997 Stock Option Plan may either be incentive stock options or nonqualified stock options, generally have a term of 10 years from the date of grant, and will vest over periods determined at the date of grant. The exercise prices of the options are determined by the Company’s Board of Directors and, in the case of incentive stock options, will be at least 100% or 110% of the fair market value of the Company’s common stock on the date of grant as provided for in the 1997 Stock Option Plan. The 1997 Stock Option Plan provides for the reservation of common stock for issuance thereunder equal to 7,794,400 shares. As of December 31, 2009, no options for shares of common stock were available for future grants under the 1997 Stock Option Plan.
In 2002, the Company’s Board of Directors authorized two additional equity-based compensation plans: the 2002 Stock Option Plan and 2002 Senior Management Equity Incentive Plan. A total of 5,496,364 shares of the Company’s common stock were reserved for future issuance under the 2002 Stock Option Plan. Participation in the 2002 Stock Option Plan is limited to consultants and employees, other than officers and directors. Options granted under the 2002 Stock Option Plan are nonqualified stock options and have a term of no longer than 10 years from the date they are granted. Options generally become exercisable in installments pursuant to a vesting schedule set forth in each option agreement. The Board of Directors authorizes the granting of options and determines the employees and consultants to whom options are to be granted, the number of shares subject to each option, the exercise price, option term, vesting schedule and other terms and conditions of the options. A total of 6,144,473 shares of the Company’s common stock were reserved for future issuance under the 2002 Senior Management Equity Incentive Plan. The Company’s stockholders approved the 2002 Senior Management Equity Incentive Plan on May 16, 2002. Participation in the 2002 Senior Management Equity Incentive Plan is limited to officers and directors of the Company and its subsidiaries. Options granted under the 2002 Senior Management Equity Incentive Plan may be either incentive stock options or nonqualified stock options and have a term of no longer than 10 years from the date they are granted. Options generally become exercisable in installments pursuant to a vesting schedule set forth in each option agreement. The Board of Directors authorizes the granting of options and determines the officers and directors to whom options are to be granted, the number of shares subject to each option, the exercise price, option term, vesting schedule and other terms and conditions of the options. In the case of incentive stock options, the exercise price will be at least 100% or 110% of the fair market value of the Company’s common stock on the date of grant as provided for in the 2002 Senior Management Equity Incentive Plan. As of December 31, 2009, options for 0 and 1,000,000 shares of common stock were available for future grants under the 2002 Stock Option Plan and 2002 Senior Management Equity Incentive Plan, respectively.
In 2004, the Company’s Board of Directors authorized the 2004 Equity Incentive Plan. On May 25, 2006, the stockholders of the Company approved the Second Amended and Restated 2004 Equity Incentive Plan, and on May 15, 2008, they approved further amendments to the Second Amended and Restated 2004 Equity Incentive Plan. A total of 3,775,000 shares of the Company’s common stock were reserved for future issuance under the 2004 Equity Incentive Plan, all of which may be used for grants of stock options, restricted stock, and/or restricted stock units. Participation in the 2004 Equity Incentive Plan is limited to consultants and employees, including officers and directors. Options granted under the 2004 Equity Incentive Plan are nonqualified stock options and have a term of no longer than five years from the date they are granted. Restricted stock, restricted stock units, and options generally vest in installments pursuant to a vesting schedule set forth in each option or restricted stock or unit agreement. The Board of Directors authorizes the granting of options, restricted stock and restricted stock units, and determines the employees and consultants to whom options, restricted stock, and restricted stock units are to be

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
granted, the number of shares subject to each option, restricted stock, or restricted stock unit, the exercise price, term, vesting schedule and other terms and conditions of the options, restricted stock, or restricted stock units. The exercise prices of the options shall not be less than the fair market value of the Company’s common stock on the date of grant. Restricted stock awards under the plan may or may not require a cash payment from a participant to whom an award is made; restricted stock unit awards under the plan do not require any cash payment from the participant to whom an award is made. The fair value of restricted stock units granted during the years ended December 31, 2007, 2008 and 2009, was determined based on the number of restricted stock units granted and the quoted price of the Company’s common stock on the date of grant. As of December 31, 2009, 1,098,722 shares of common stock were available to be issued pursuant to future awards granted under the 2004 Equity Incentive Plan.
The following table summarizes restricted stock units activity for the 2004 Equity Incentive Plan:

	Year Ended December 31,
	2007	2008	2009
Restricted stock units granted	426,802	379,949	391,684
Weighted average grant-date fair value of restricted stock units granted	$29.08	$28.99	$26.26
Total fair value of restricted stock units granted	$12,413	$11,013	$10,265
Restricted stock units becoming free of restrictions	127,005	217,991	272,757
Weighted average restriction period (in years)	4.5	4.4	4.4
As of December 31, 2007, 2008 and 2009, a total of 4,031,781, 3,127,840 and 2,419,028 options to purchase common stock were exercisable under all stock option plans, respectively.
A summary of the Company’s stock option activity and related information for the years ended December 31, 2007, 2008 and 2009, is presented below:

		Weighted
	Number of	Average
	Shares (Options)	Exercise Price
Outstanding as of December 31, 2006	6,649,513	$17.99
Granted	—	—
Forfeited	(8,186)	22.73
Exercised	(2,237,618)	15.92

Outstanding as of December 31, 2007	4,403,709	19.04
Granted	—	—
Forfeited	(26,814)	22.53
Exercised	(1,022,481)	18.67

Outstanding as of December 31, 2008	3,354,414	19.12
Granted	—	—
Forfeited	(2,063)	22.85
Exercised	(823,782)	18.37

Outstanding as of December 31, 2009	2,528,569	19.35

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
The following table summarizes information about stock options outstanding as of December 31, 2009:

	Options Outstanding			Options Exercisable
			Weighted
			Average			Weighted
		Weighted	Remaining		Weighted	Average
		Average	Contractual		Average	Remaining
		Exercise	Life		Exercise	Contractual
Exercise Price	Shares	Price	(in years)	Shares	Price	Life (in years)
$5.00 to $14.00	56,735	$10.82	1.9	56,735	$10.82	1.9
$14.01 to $16.00	297,941	14.67	3.0	297,941	14.67	3.0
$16.01 to $20.00	814,226	16.63	4.1	814,226	16.63	4.1
$20.01 to $30.00	1,359,667	22.36	5.4	1,250,126	22.29	5.4

	2,528,569	19.35	4.6	2,419,028	19.18	4.6

The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2009, was $35,373 and $34,263, respectively.
A summary of option activity under the foregoing stock option plans as of December 31, 2008, and changes during the year ended December 31, 2009, is presented below:

				Weighted-
				Average
	Unvested			Exercise
	Shares	Vested Shares	Total Shares	Price
Outstanding at December 31, 2008	223,199	3,131,215	3,354,414	$19.12
Granted	—	—	—	—
Forfeited	(1,500)	(563)	(2,063)	22.85
Vested	(112,158)	112,158	—	—
Exercised	—	(823,782)	(823,782)	18.37

Outstanding at December 31, 2009	109,541	2,419,028	2,528,569	19.35

The total intrinsic value of stock options exercised during the years ended December 31, 2007, 2008 and 2009, was $34,951, $15,711 and $10,427, respectively. The total fair value of stock options vested during the years ended December 31, 2007, 2008 and 2009, was $643, $643 and $575, respectively.
A summary of activity related to restricted stock and restricted stock units under the 2002 Restricted Stock Plan and the 2004 Equity Incentive Plan as of December 31, 2008, and changes during the year ended December 31, 2009, is presented below:

		Weighted-Average
		Grant Date Fair
	Unvested Shares	Value Per Share
Outstanding at December 31, 2008	906,572	$27.45
Granted	391,684	26.26
Forfeited	(30,821)	27.82
Vested	(272,757)	26.91

Outstanding at December 31, 2009	994,678	27.12

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Stock Purchase Warrants
In 2002, the Company’s Board of Directors authorized the 2002 Consultant Incentive Plan, under which warrants to purchase the Company’s common stock may be issued to certain consultants to the Company. Warrants awarded under the Consultant Incentive Plan are subject to a vesting schedule set forth in each warrant agreement. Historically, warrants issued have been fully vested and exercisable at the date of grant. The Board of Directors authorizes the issuance of warrants and determines the consultants to whom warrants are to be issued, the number of shares subject to each warrant, the purchase price, exercise date and period, warrant term and other terms and conditions of the warrants. The Board reserved 450,000 shares of the Company’s common stock for future issuance under the Consultant Incentive Plan. As of December 31, 2009, 227,223 shares of common stock were available for future grants of warrants under the 2002 Consultant Incentive Plan.
A summary of warrant activity as of December 31, 2008, and changes during the year ended December 31, 2009, is presented below:

		Weighted-Average
	Warrants	Exercise Price
Outstanding at December 31, 2008	44,123	$28.28
Granted	3,726	27.06
Forfeited	—	—
Exercised	(5,250)	21.96

Outstanding at December 31, 2009	42,599	28.96

The following table summarizes information about warrants outstanding as of December 31, 2008 and 2009:

			Fair Value
			of
	Warrants		Warrants	Outstanding at December 31,
Grant Date	Issued	Exercise Price	Issued	2008	2009
Throughout 2005	22,200	$19.75 to 25.25	$136	5,550	300
Throughout 2006	15,395	22.73 to 27.47	115	15,171	15,171
Throughout 2007	14,137	29.70 to 34.02	123	14,135	14,135
Throughout 2008	9,267	28.46 to 34.05	79	9,267	9,267
Throughout 2009	3,726	22.01 to 29.41	22	—	3,726

				44,123	42,599

The warrants are exercisable when granted and expire between 2010 and 2014.
Warrants issued to consultants are valued using the Black-Scholes pricing model with assumed stock price volatility and risk-free interest rates similar to those used for stock options, and with a contractual life of five years. Warrants issued to consultants are recorded as an element of the related cost of landfill development projects or to expense for warrants issued in connection with acquisitions.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
12. COMPREHENSIVE INCOME
Comprehensive income includes changes in the fair value of interest rate swaps and fuel hedges that qualify for hedge accounting. The components of other comprehensive income (loss) and related tax effects for the years ended December 31, 2007, 2008 and 2009, are as follows:

	Year Ended December 31, 2007
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$(3,785)	$1,465	$(2,320)
Changes in fair value of interest rate swaps	(8,196)	3,159	(5,037)

	$(11,981)	$4,624	$(7,357)

	Year Ended December 31, 2008
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$6,468	$(2,458)	$4,010
Changes in fair value of interest rate swaps	(27,264)	10,311	(16,953)
Changes in fair value of fuel hedges	(10,813)	4,109	(6,704)

	$(31,609)	$11,962	$(19,647)

	Year Ended December 31, 2009
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$14,669	$(5,545)	$9,124
Fuel hedge amounts reclassified into cost of operations	8,508	(3,216)	5,292
Changes in fair value of interest rate swaps	5,367	(2,084)	3,283
Changes in fair value of fuel hedges	2,199	(853)	1,346

	$30,743	$(11,698)	$19,045

A rollforward of the amounts included in AOCL, net of taxes, is as follows:

			Accumulated
			Other
		Interest	Comprehensive
	Fuel Hedges	Rate Swaps	Loss
Balance at December 31, 2007	$—	$(4,290)	$(4,290)
Amounts reclassified into earnings	—	4,010	4,010
Changes in fair value	(6,704)	(16,953)	(23,657)

Balance at December 31, 2008	(6,704)	(17,233)	(23,937)
Amounts reclassified into earnings	5,292	9,124	14,416
Changes in fair value	1,346	3,283	4,629

Balance at December 31, 2009	$(66)	$(4,826)	$(4,892)

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
13. INCOME TAXES
The provision for income taxes for the years ended December 31, 2007, 2008 and 2009, consists of the following:

	Years Ended December 31,
	2007	2008	2009
Current:
Federal	$40,526	$22,492	$22,544
State	6,951	4,006	3,797
Deferred:
Federal	9,487	28,031	35,388
State	1,364	2,246	2,836

Provision for income taxes	$58,328	$56,775	$64,565

Significant components of deferred income tax assets and liabilities as of December 31, 2008 and 2009 are as follows:

	2008	2009
Deferred income tax assets:
Accounts receivable reserves	$1,461	$1,534
Accrued expenses	10,885	12,044
Self-insurance reserves	4,391	4,165
Equity-based compensation	3,220	3,916
Interest rate and fuel hedges	14,671	2,973
Leases	—	1,641
State taxes	1,333	1,415
Other	—	1,548

Gross deferred income tax assets	35,961	29,236
Less: Valuation allowance	—	—

Net deferred income tax assets	35,961	29,236

Deferred income tax liabilities:
Goodwill and other intangibles	(106,799)	(128,635)
Property and equipment	(138,547)	(164,216)
Landfill closure/post-closure	(14,196)	(15,193)
Prepaid expenses	(6,970)	(9,376)
Other	(2,661)	—

Total deferred income tax liabilities	(269,173)	(317,420)

Net deferred income tax liability	$(233,212)	$(288,184)

During the years ended December 31, 2008 and 2009, the Company reduced its taxes payable by $8,546 and $6,795, respectively, as a result of the exercise of non-qualified stock options, the vesting of restricted stock and restricted stock units, and the disqualifying disposition of incentive stock options. The excess tax benefit associated with equity-based compensation of $6,441 and $4,054 for the years ended December 31, 2008 and 2009, respectively, was recorded in additional paid-in capital.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
The differences between the Company’s income tax provision as presented in the accompanying statements of income and income tax provision computed at the federal statutory rate consist of the items shown in the following table as a percentage of pre-tax income:

	Years Ended December 31,
	2007	2008	2009
Income tax provision at the statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	3.5	3.0	3.0
Deferred income tax liability adjustments	(1.2)	(2.2)	(0.7)
Noncontrolling interests	(3.0)	(2.5)	(0.2)
Other	0.1	(0.3)	(0.3)

	34.4%	33.0%	36.8%

During the year ended December 31, 2007, the decrease to the net deferred income tax liability due to the adjustments resulting from the reconciliation of the Company’s deferred income tax liability, net of the impact from changes in the geographical apportionment of its state taxes, resulted in a reduction to tax expense of $2,047. During the year ended December 31, 2008, the decrease to the net deferred income tax liability due primarily to changes in the geographical apportionment of the Company’s state taxes resulted in a reduction to tax expense of $3,730. Additionally, during the year ended December 31, 2008, the Company recorded a reduction to tax expense of $1,146, due primarily to the reversal of certain tax contingencies for which the statute of limitations expired in 2008 and the reconciliation of the income tax provision to the 2007 federal and state tax returns, which were filed during 2008. During the year ended December 31, 2009, the decrease to the net deferred income tax liability due primarily to changes in the geographical apportionment of the Company’s state taxes resulted in a reduction to tax expense of $1,142. Additionally, during the year ended December 31, 2009, the Company recorded a reduction to tax expense of $1,269, due primarily to the reversal of certain tax contingencies for which the statute of limitations expired in 2009 and the reconciliation of the income tax provision to the 2008 federal and state tax returns, which were filed during 2009.
At December 31, 2009, the Company did not have any significant federal and state net operating loss (“NOL”) carryforwards. During the year ended December 31, 2008, the Company utilized $293 of net operating losses to reduce current tax expense by $113.
The Company and its subsidiaries are subject to U.S. federal income tax as well as to income tax of multiple state jurisdictions. The Company has concluded all U.S. federal income tax matters for years through 2005. All material state and local income tax matters have been concluded for years through 2004.
Effective January 1, 2007, the Company adopted a new accounting standard on uncertainty in income taxes. As a result of the implementation of this new accounting standard, the changes to the Company’s liability for uncertain tax positions were accounted for as a $2,897 adjustment to increase the 2007 beginning balance of retained earnings on the Company’s balance sheet. At December 31, 2008 and 2009, the Company had approximately $1,764 and $942, respectively, of total gross unrecognized tax benefits. Of the total gross unrecognized tax benefits at December 31, 2008 and 2009, $1,388 and $786, respectively, (both net of the federal benefit on state amounts) represent the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. The Company does not anticipate the total amount of unrecognized tax benefits will significantly change by December 31, 2010.
The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had approximately $291 and $115 accrued for interest, net of tax, at December 31, 2008 and 2009, respectively, and no accrual for penalties at December 31, 2008 and 2009. The Company released, net of recognition, approximately $560 and $177 for interest, net of tax, and recognized no accrual for penalties during the years ended December 31, 2008 and 2009, respectively.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
The following is a rollforward of the Company’s unrecognized tax benefits from January 1, 2007 to December 31, 2009:

	2007	2008	2009
Unrecognized tax benefits at beginning of period	$6,702	$6,716	$1,764
Gross increases — tax positions in prior periods	918	—	562
Gross decreases — tax positions in prior periods	—	(37)	—
Lapse of statute of limitations	(904)	(4,915)	(1,384)

Unrecognized tax benefits at end of period	$6,716	$1,764	$942

14. SEGMENT REPORTING
The Company’s revenues are derived from one industry segment, which includes the collection, transfer, recycling and disposal of non-hazardous solid waste. No single contract or customer accounted for more than 10% of the Company’s total revenues at the consolidated or reportable segment level during the periods presented.
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
The Company’s Chief Operating Decision Maker (“CODM”) evaluates operating segment profitability and determines resource allocations based on operating income (loss) before depreciation, amortization and gain (loss) on disposal of assets. Operating income (loss) before depreciation, amortization and gain (loss) on disposal of assets is not a measure of operating income, operating performance or liquidity under GAAP and may not be comparable to similarly titled measures reported by other companies. The Company’s management uses operating income (loss) before depreciation, amortization and gain (loss) on disposal of assets in the evaluation of segment operating performance as it is a profit measure that is generally within the control of the operating segments. A reconciliation of operating income before depreciation, amortization and gain (loss) on disposal of assets to income before income tax provision is included at the end of this Note 14.
Summarized financial information concerning the Company’s reportable segments for the years ended December 31, 2007, 2008 and 2009, is shown in the following tables:

				Operating Income
				(Loss) Before
				Depreciation,
Year Ended				Amortization and
December 31,		Intercompany	Net	Gain (Loss) on	Depreciation and	Capital	Total
2007	Gross Revenues	Revenues(b)	Revenues	Disposal of Assets(c)	Amortization	Expenditures	Assets(e)
Western	$527,880	$(50,570)	$477,310	$143,636	$35,315	$58,085	$724,928
Central	290,619	(33,431)	257,188	77,042	25,470	35,594	585,333
Southern	269,342	(45,299)	224,043	71,489	23,722	27,861	585,076
Corporate(a), (d)	—	—	—	720	1,121	2,694	86,211

	$1,087,841	$(129,300)	$958,541	$292,887	$85,628	$124,234	$1,981,548

				Operating Income
				(Loss) Before
				Depreciation,
Year Ended				Amortization and
December 31,		Intercompany	Net	Gain (Loss) on	Depreciation and	Capital	Total
2008	Gross Revenues	Revenues(b)	Revenues	Disposal of Assets(c)	Amortization	Expenditures	Assets(e)
Western	$567,341	$(55,362)	$511,979	$148,994	$41,488	$42,651	$1,075,168
Central	337,246	(38,193)	299,053	85,950	29,571	41,107	614,738
Southern	281,531	(42,960)	238,571	71,205	25,105	28,715	599,623
Corporate(a), (d)	—	—	—	4,265	1,265	1,023	310,828

	$1,186,118	$(136,515)	$1,049,603	$310,414	$97,429	$113,496	$2,600,357

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

				Operating Income
				(Loss) Before
				Depreciation,
Year Ended				Amortization and
December 31,		Intercompany	Net	Gain (Loss) on	Depreciation and	Capital	Total
2009	Gross Revenues	Revenues(b)	Revenues	Disposal of Assets(c)	Amortization	Expenditures	Assets(e)
Western	$701,141	$(83,894)	$617,247	$181,353	$62,382	$62,112	$1,365,159
Central	326,064	(34,181)	291,883	95,852	33,520	33,051	654,286
Southern	335,905	(53,642)	282,263	88,546	33,345	29,365	747,008
Corporate(a), (d)	—	—	—	(4,799)	1,511	3,723	53,995

	$1,363,110	$(171,717)	$1,191,393	$360,952	$130,758	$128,251	$2,820,448

(a)	Corporate functions include accounting, legal, tax, treasury, information technology, risk management, human resources, training and other typical administrative functions.

(b)
Intercompany revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.

(c)
For those items included in the determination of operating income (loss) before depreciation, amortization and gain (loss) on disposal of assets, the accounting policies of the segments are the same as those described in Note 1.

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

The following table shows changes in goodwill during the years ended December 31, 2008 and 2009, by reportable segment:

	Western	Central	Southern	Total
Balance as of December 31, 2007	$237,148	$306,930	$266,972	$811,049
Goodwill acquired	20,555	6,215	—	26,770
Goodwill adjustments	—	—	(747)	(747)
Goodwill divested	(143)	—	—	(143)

Balance as of December 31, 2008	257,560	313,145	266,225	836,930
Goodwill acquired	34,221	221	36,864	71,306
Goodwill divested	—	—	(1,526)	(1,526)

Balance as of December 31, 2009	$291,781	$313,366	$301,563	$906,710

The Company has no accumulated impairment losses associated with goodwill. Goodwill acquired during the periods presented includes goodwill attributable to acquisitions closed in the corresponding periods, as well as adjustments to goodwill, primarily associated with acquired working capital, attributable to acquisitions closed in periods prior to January 1, 2009.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
A reconciliation of the Company’s primary measure of segment profitability (operating income before depreciation, amortization and gain (loss) on disposal of assets for reportable segments) to Income before income tax provision in the Consolidated Statements of Income is as follows:

	Years ended December 31,
	2007	2008	2009
Operating income before depreciation, amortization and gain (loss) on disposal of assets	$292,887	$310,414	$360,952
Depreciation	(81,287)	(91,095)	(117,796)
Amortization of intangibles	(4,341)	(6,334)	(12,962)
Gain (loss) on disposal of assets	(250)	(629)	481
Interest expense	(39,206)	(43,102)	(49,161)
Interest income	1,593	3,297	1,413
Other income (expense)	289	(633)	(7,551)

Income before income tax provision	$169,685	$171,918	$175,376

The table below shows, for the periods indicated, the Company’s total reported revenues by service line and with intercompany eliminations:

	Years Ended December 31,
	2007	2008	2009
Collection	$693,675	$787,713	$901,768
Disposal and transfer	298,954	308,811	392,497
Intermodal, recycling and other	95,212	89,594	68,845

	1,087,841	1,186,118	1,363,110
Less: intercompany elimination	(129,300)	(136,515)	(171,717)

Total revenues	$958,541	$1,049,603	$1,191,393

15. NET INCOME PER SHARE INFORMATION
The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income per common share attributable to the Company’s common stockholders for the years ended December 31, 2007, 2008 and 2009:

	Years Ended December 31,
	2007	2008	2009
Numerator:
Net income attributable to Waste Connections for basic and diluted earnings per share	$96,487	$102,903	$109,825

Denominator:
Basic shares outstanding	68,238,523	70,024,874	79,413,067
Dilutive effect of 2026 Notes	—	41,270	—
Dilutive effect of stock options and warrants	1,592,418	1,161,858	772,063
Dilutive effect of restricted stock	163,772	191,710	152,311

Diluted shares outstanding	69,994,713	71,419,712	80,337,441

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
The Company’s 2026 Notes are convertible, under certain circumstances, into a maximum of 5,882,354 shares of common stock. The 2026 Notes require (subject to certain exceptions) payment of up to the principal value in cash and net share settlement of the conversion value in excess of the principal value of the notes upon conversion. The 2026 Notes were dilutive in the third quarter of 2008; therefore, in accordance with the earnings per share guidance, the Company has included within diluted shares outstanding the dilutive effect of the conversion value in excess of the principal value of the notes. The 2026 Notes were not dilutive during the years ended December 31, 2007 and 2009. The conversion feature of the 2026 Notes meets all the requirements included within the derivatives guidance to be accounted for as an equity interest and not as a derivative. Therefore, in the event the 2026 Notes become convertible, a holder electing to convert will receive a cash payment for up to the principal amount of the debt and net shares of the Company’s common stock equal to the value of the conversion spread. The Company will apply the provisions of the new convertible debt pronouncement to compute any gain or loss upon conversion, as disclosed in Note 1.
Additionally, as of December 31, 2007, 2008 and 2009, the following stock options and warrants were not included in the computation of diluted net income per share because to do so would have been antidilutive:

	December 31, 2007		December 31, 2008		December 31, 2009
	Number	Exercise Price	Number of	Exercise Price	Number of	Exercise Price
	of Shares	Range	Shares	Range	Shares	Range
Outstanding options	—	—	—	—	—	—
Outstanding warrants	8,777	$31.09 to $34.02	2,977	$34.02 to $34.05	25,493	$28.21 to $34.05

	8,777		2,977		25,493

16. EMPLOYEE BENEFIT PLANS
WCI has a voluntary savings and investment plan (the “WCI 401(k) Plan”). The WCI 401(k) Plan is available to all eligible, non-union employees of WCI. Under the WCI 401(k) Plan, WCI makes matching contributions of 50% of every dollar of a participating employee’s pre-tax contributions until the employee’s contributions equal 5% of the employee’s eligible compensation, subject to certain limitations imposed by the U.S. Internal Revenue Code. Murrey’s Disposal Company, Inc., a wholly-owned subsidiary of the Company (“Murrey’s”), has a voluntary savings and investment plan (the “Murrey’s 401(k) Plan”). The Murrey’s 401(k) Plan is available to all eligible, non-union employees of Murrey’s. Under the Murrey’s 401(k) Plan, Murrey’s may make employer contributions at the discretion of management. Harold LeMay Enterprises, Incorporated, a wholly-owned subsidiary of the Company since 2008 (“LeMay”), has a voluntary savings and investment plan (the “LeMay 401(k) Plan”). The LeMay 401(k) Plan is available to all eligible, non-union employees of LeMay. Under the LeMay 401(k) Plan, LeMay makes matching contributions of 100% of a participating employee’s pre-tax contributions until the employee’s contributions equal 4% of the employee’s eligible compensation, subject to certain limitations imposed by the U.S. Internal Revenue Code. LeMay may make additional contributions at the discretion of management. Pierce County Recycling, Composting, and Disposal, LLC, a wholly-owned subsidiary of the Company since 2008 (“PCRCD”), has a voluntary savings and investment plan (the “PCRCD 401(k) Plan”). The PCRCD 401(k) Plan is available to all eligible, non-union employees of PCRCD. PCRCD makes annual contributions of $2 for each eligible employee, and may make additional contributions at the discretion of management. During the years ended December 31, 2007, 2008 and 2009, total employer expenses, including employer matching contributions, for the 401(k) Plans described above were approximately $4,046, $4,254 and $5,999, respectively. These amounts include matching contributions made under the Deferred Compensation Plan, described below. Effective January 1, 2010, employees of Murrey’s, LeMay and PCRCD participate in the WCI 401(k) Plan, and their respective employers now make matching contributions into the WCI 401(k) Plan consistent with WCI’s matching contributions described above. The assets of the Murrey’s 401(k) Plan, the LeMay 401(k) Plan, and the PCRCD 401(k) Plan were merged and combined with and into the WCI 401(k) Plan during January 2010.
The Company also participates in various “multiemployer” pension plans administered by employee and union trustees. The Company makes periodic contributions to these plans to allow them to meet their pension benefit obligations to their participants. During the years ended December 31, 2007, 2008 and 2009, the Company’s total employer expenses for the multiemployer pension plans were approximately $276, $453, and $1,530, respectively.
Effective for compensation paid on and after July 1, 2004, the Company established a Deferred Compensation Plan for eligible employees, which was amended and restated effective January 1, 2008, and January 1, 2010 (the “Deferred Compensation Plan”). The Deferred Compensation Plan is a non-qualified deferred compensation program under which the eligible participants, including officers and certain employees who meet a minimum salary threshold, may voluntarily elect to defer up to 80% of their base salaries and up to 100% of their bonuses, commissions and restricted stock unit grants. Members of the Company’s Board of Directors are eligible to participate in the Deferred Compensation Plan with respect to their Director fees. Although the Company periodically contributes the amount of its obligation under the plan to a trust for the benefit of the

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
participants, the amounts of any compensation deferred under the Plan constitute an unsecured obligation of the Company to pay the participants in the future and, as such, are subject to the claims of other creditors in the event of insolvency proceedings. Participants may elect certain future distribution dates on which all or a portion of their accounts will be paid to them, including in the case of a change in control of the Company. Their accounts will be distributed to them in cash, except for amounts credited with respect to deferred restricted stock unit grants, which will be distributed in shares of the Company’s common stock pursuant to the Second Amended and Restated 2004 Equity Incentive Plan (as amended and restated). In addition to the amount of participants’ contributions, the Company will pay participants an amount reflecting a deemed return based on the returns of various mutual funds or measurement funds selected by the participants, except in the case of restricted stock units that are deferred, which are credited to their accounts as shares of Company common stock. The measurement funds are used only to determine the amount of return the Company pays to participants and participant funds are not actually invested in the measurement fund, nor are any shares of Company common stock acquired under the Deferred Compensation Plan. The Company also makes a matching contribution to the Deferred Compensation Plan of 50% of every dollar of a participating employee’s pre-tax contributions until the employee’s contributions equal 5% of the employee’s eligible compensation, less the amount of any match the Company makes on behalf of the employee under the WCI 401(k) Plan, and subject to the same limits that apply to the WCI 401(k) Plan, except that the Company’s matching contributions under the Deferred Compensation Plan are 100% vested when made. The total liability for deferred compensation at December 31, 2008 and 2009 was $2,560 and $4,657, respectively.
17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table summarizes the unaudited consolidated quarterly results of operations as reported for 2008:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$250,300	$267,033	$272,702	$259,568
Operating income	50,798	55,590	56,695	49,273
Net income	25,828	29,377	31,422	28,516
Net income attributable to Waste Connections	22,455	25,571	27,609	27,268
Basic income per common share attributable to Waste Connections’ common stockholders	0.34	0.38	0.41	0.34
Diluted income per common share attributable to Waste Connections’ common stockholders	0.33	0.38	0.40	0.34
The following table summarizes the unaudited consolidated quarterly results of operations as reported for 2009:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$262,675	$302,830	$315,990	$309,897
Operating income	47,634	59,418	64,761	58,861
Net income	22,312	30,682	34,263	23,554
Net income attributable to Waste Connections	21,978	30,438	34,150	23,259
Basic income per common share attributable to Waste Connections’ common stockholders	0.27	0.38	0.43	0.30
Diluted income per common share attributable to Waste Connections’ common stockholders	0.27	0.38	0.43	0.29

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009, at the reasonable assurance level such that information required to be disclosed in our Exchange Act reports: (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our internal control over financial reporting as of December 31, 2009. In conducting our evaluation, we used the framework set forth in the report titled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2009.
The effectiveness of our internal control over financial reporting as of December 31, 2009, has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in its report which appears in Item 8 of this Annual Report of Form 10-K.
Changes in Internal Control Over Financial Reporting
Based on an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, there has been no change to our internal control over financial reporting that occurred during the three month period ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
On February 8, 2010, we announced that on April 1, 2010, we intend to redeem all of our 2026 Notes. The aggregate principal amount of the 2026 Notes outstanding is $200 million. Holders may have their 2026 Notes redeemed at par plus a make-whole payment, pursuant to the terms of the Indenture governing the 2026 Notes, together with accrued and unpaid interest to the redemption date.
Alternatively, holders may convert their 2026 Notes pursuant to the terms of the Indenture, prior to 5 p.m., New York City time, on March 31, 2010. The conversion price is $34.00 per share, which is equivalent to a conversion rate of approximately 29.4118 shares of our common stock for each $1,000 principal amount of the 2026 Notes. On February 8, 2010, the last reported sale price of our common stock on the New York Stock Exchange was $30.96 per share.
A Notice of Redemption is being mailed to all registered holders of the 2026 Notes.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except as set forth above in Part I under “Executive Officers of the Registrant” and in the paragraph below, the information required by Item 10 has been omitted from this report, and is incorporated by reference to the sections “Election of Directors,” “Corporate Governance and Board Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders, which we will file with the SEC pursuant to Regulation 14A within 120 days after the end of our 2009 fiscal year.
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
ITEM 11. EXECUTIVE COMPENSATION
Information required by Item 11 has been omitted from this report and is incorporated by reference to the sections “Executive Compensation” and “Corporate Governance and Board Matters” in our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by Item 12 has been omitted from this report and is incorporated by reference to the sections “Principal Stockholders” and “Equity Compensation Plan Information” in our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by Item 13 has been omitted from this report and is incorporated by reference to the sections “Certain Relationships and Related Transactions” and “Corporate Governance and Board Matters” in our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by Item 14 has been omitted from this report and is incorporated by reference to the section “Appointment of Independent Registered Public Accounting Firm” in our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	See Index to Consolidated Financial Statements on page 51. The following Financial Statement Schedule is filed herewith on page 103 and made a part of this Report:
Schedule II — Valuation and Qualifying Accounts
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

Waste Connections, Inc.
	By:	/s/ Ronald J. Mittelstaedt
Ronald J. Mittelstaedt
Date: February 9, 2010		Chief Executive Officer and Chairman
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

Signature	Title	Date

/s/ Ronald J. Mittelstaedt	Chief Executive Officer and Chairman
Ronald J. Mittelstaedt	(principal executive officer)	February 9, 2010

/s/ Worthing F. Jackman	Executive Vice President and Chief Financial Officer
Worthing F. Jackman	(principal financial officer)	February 9, 2010

/s/ David G. Eddie	Vice President — Chief Accounting Officer
David G. Eddie	(principal accounting officer)	February 9, 2010

/s/ Michael W. Harlan
Michael W. Harlan	Director	February 9, 2010

/s/ William J. Razzouk
William J. Razzouk	Director	February 9, 2010

/s/ Robert H. Davis
Robert H. Davis	Director	February 9, 2010

/s/ Edward E. Guillet
Edward E. Guillet	Director	February 9, 2010

WASTE CONNECTIONS, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2007, 2008 and 2009
(in thousands)

		Additions		Deductions
	Balance at	Charged to	Charged to	(Write-offs,
	Beginning of	Costs and	Other	Net of	Balance at End
Description	Year	Expenses	Accounts	Collections)	of Year
Allowance for Doubtful Accounts:
Year Ended December 31, 2007	$3,489	$4,112	$—	$(3,214)	$4,387
Year Ended December 31, 2008	4,387	4,126	—	(4,667)	3,846
Year Ended December 31, 2009	3,846	5,357	—	(5,145)	4,058

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits

2.1
Stock Purchase Agreement, dated as of August 1, 2008, by and among Waste Connections, Inc., on the one hand, and Harold LeMay Enterprises, Incorporated and its shareholders, on the other hand (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on August 7, 2008)

2.2
First Amendment to Stock Purchase Agreement, dated as of October 28, 2008, by and among Waste Connections, Inc., on the one hand, and Harold LeMay Enterprises, Incorporated and Norman LeMay in his capacity as the Shareholders’ Representative, on the other hand (incorporated by reference to the exhibit filed with the Registrant’s Form 10-K filed on February 10, 2009)

2.3
Equity Purchase Agreement dated as of August 1, 2008 by and among Waste Connections of Washington, Inc., Land Recovery, Inc., Resource Investments, Inc. and the shareholders of Land Recovery, Inc. and Resource Investments, Inc. (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on August 7, 2008)

2.4
First Amendment to Equity Purchase Agreement, dated as of October 28, 2008, by and among Waste Connections of Washington, Inc., on the one hand, and Land Recovery, Inc., Resource Investments, Inc. and Norman LeMay in his capacity as the Stakeholders’ Representative, on the other hand (incorporated by reference to the exhibit filed with the Registrant’s Form 10-K filed on February 10, 2009)

2.5
Asset Purchase Agreement, dated as of February 6, 2009, by and among Republic Services, Inc., Waste Connections, Inc. and the other entities party thereto (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on May 8, 2009)

2.6
Amended and Restated Asset Purchase Agreement, dated as of April 1, 2009, by and among Republic Services, Inc., Waste Connections, Inc. and the other entities party thereto (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on May 8, 2009)

2.7
Purchase Agreement, dated as of April 1, 2009, by and among Republic Services, Inc., Republic Services of California Holding Company, Inc., Republic Services of California I, LLC, Waste Connections, Inc. and Chiquita Canyon, Inc. (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on May 8, 2009)

2.8
Purchase Agreement, dated as of April 1, 2009, by and among Republic Services, Inc., Allied Waste Landfill Holdings, Inc., Allied Waste North America, Inc., Anderson Regional Landfill, LLC, Waste Connections, Inc. and Anderson County Landfill, Inc. (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on May 8, 2009)

2.9
Stock Purchase Agreement, dated as of April 1, 2009, by and among Republic Services, Inc., Chambers Development of North Carolina, Inc., Allied Waste North America, Inc. and Waste Connections, Inc. (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on May 8, 2009)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on July 24, 2007)

3.2	Third Amended and Restated Bylaws of the Registrant, effective May 15, 2009 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on April 23, 2009)

4.1	Form of Common Stock Certificate (incorporated by reference to the exhibit filed with the Registrant’s Form S-1/A filed on May 6, 1998)

Exhibit
Number		Description of Exhibits

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

4.4		Revolving Credit Agreement, dated as of September 27, 2007 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on October 3, 2007)

4.5		Increase in Commitment, dated as of June 9, 2008 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on June 10, 2008)

4.6		Amendment No. 1 to Revolving Credit Agreement, dated as of October 17, 2008 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-K filed on February 10, 2009)

4.7		Amendment No. 2 to Revolving Credit Agreement, dated as of July 10, 2009 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on August 5, 2009)

4.8		Master Note Purchase Agreement, dated July 15, 2008 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on July 18, 2008)

4.9		Amendment No. 1 to Master Note Purchase Agreement, dated as of July 20, 2009 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on August 5, 2009)

4.10		First Supplement to Master Note Purchase Agreement, dated as of October 26, 2009 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on October 27, 2009)

10.1	+	Form of Warrant Agreement (incorporated by reference to the exhibit filed with the Registrant’s Form S-1 filed on March 16, 1998)

10.2	+	Employment Agreement between the Registrant and James M. Little, dated as of September 13, 1999 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-K filed on March 13, 2000)

10.3	+
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

Exhibit
Number		Description of Exhibits

10.10	+
Second Amended and Restated Employment Agreement between the Registrant and Steven F. Bouck, dated as of October 1, 2004 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on October 22, 2004)

10.11	+	Amended and Restated Compensation Plan for Independent Directors, dated December 7, 2007 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-K filed on February 11, 2008)

10.12	+
Second Amended and Restated Employment Agreement between the Registrant and Ronald J. Mittelstaedt, dated as of March 1, 2004 (and as amended March 22, 2005) (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on May 3, 2005)

10.13	+
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

10.15	+	Form of Indemnification Agreement between the Registrant and each of its directors and officers (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on July 31, 2006)

10.16	+	Employment Agreement between the Registrant and Eric M. Merrill, dated as of June 1, 2007 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on July 24, 2007)

10.17	+	Employment Agreement between the Registrant and Patrick J. Shea, dated as of February 1, 2008 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on April 23, 2008)

10.18	+	Consultant Incentive Plan (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on April 23, 2008)

10.19	+	Second Amended and Restated 2004 Equity Incentive Plan (as amended and restated) (incorporated by reference to the exhibit filed with the Registrant’s Form 10-K filed on February 10, 2009)

10.20	+	Amended and Restated Senior Management Incentive Plan (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on July 30, 2008)

10.21	+
Form of Amendment to Employment Agreement between the Registrant and each of Ronald J. Mittelstaedt, Steven F. Bouck, Darrell W. Chambliss and Worthing F. Jackman (incorporated by reference to the exhibit filed with the Registrant’s Form 10-K filed on February 10, 2009)

10.22	+
Form of Amendment to Employment Agreement between the Registrant and each of David G. Eddie, David M. Hall, Eric M. Merrill and Patrick J. Shea (incorporated by reference to the exhibit filed with the Registrant’s Form 10-K filed on February 10, 2009)

10.23	+	Form of Amendment to Employment Agreement between the Registrant and James M. Little (incorporated by reference to the exhibit filed with the Registrant’s Form 10-K filed on February 10, 2009)

10.24	+	Form of Amendment to Employment Agreement between the Registrant and Eric O. Hansen (incorporated by reference to the exhibit filed with the Registrant’s Form 10-K filed on February 10, 2009)

Exhibit
Number		Description of Exhibits

10.25	+	Employment Agreement between the Registrant and Rick Wojahn, dated as of February 9, 2009 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on May 8, 2009)

10.26	+	Employment Agreement between the Registrant and Scott Schreiber, dated as of February 9, 2009 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on May 8, 2009)

10.27	+ *	Nonqualified Deferred Compensation Plan, amended and restated as of January 1, 2010

12.1	*	Statement regarding Computation of Ratios

21.1	*	Subsidiaries of the Registrant

23.1	*	Consent of Independent Registered Public Accounting Firm

24.1		Power of Attorney (see signature page of this Annual Report on Form 10-K)

31.1	*	Certification of Chief Executive Officer

31.2	*	Certification of Chief Financial Officer

32.1	*	Certificate of Chief Executive Officer and Chief Financial Officer

*	Filed herewith.

+	Management contract or compensatory plan, contract or arrangement.