Form 10-Q
period 2010-03-31
WASTE CONNECTIONS, INC.
filed 2010-04-21
CIK 1057058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
As of April 15, 2010: 77,631,721 shares of common stock

WASTE CONNECTIONS, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	December 31,	March 31,
	2009	2010
ASSETS
Current assets:
Cash and equivalents	$9,639	$14,346
Accounts receivable, net of allowance for doubtful accounts of $4,058 and $3,603 at December 31, 2009 and March 31, 2010, respectively	138,972	136,725
Deferred income taxes	17,748	16,240
Prepaid expenses and other current assets	33,495	23,441

Total current assets	199,854	190,752

Property and equipment, net	1,308,392	1,291,197
Goodwill	906,710	907,715
Intangible assets, net	354,303	350,783
Restricted assets	27,377	27,889
Other assets, net	23,812	21,668

	$2,820,448	$2,790,004

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$86,669	$68,776
Book overdraft	12,117	11,136
Accrued liabilities	93,380	98,583
Deferred revenue	50,138	51,587
Current portion of long-term debt and notes payable	2,609	1,980

Total current liabilities	244,913	232,062

Long-term debt and notes payable	867,554	865,815
Other long-term liabilities	45,013	40,501
Deferred income taxes	305,932	310,099

Total liabilities	1,463,412	1,448,477

Commitments and contingencies (Note 15)

Equity:
Preferred stock: $0.01 par value per share; 7,500,000 shares authorized; none issued and outstanding	—	—
Common stock: $0.01 par value per share; 150,000,000 shares authorized; 78,599,083 and 77,630,580 shares issued and outstanding at December 31, 2009 and March 31, 2010, respectively	786	776
Additional paid-in capital	625,173	582,243
Accumulated other comprehensive loss	(4,892)	(5,275)
Retained earnings	732,738	760,312

Total Waste Connections’ equity	1,353,805	1,338,056
Noncontrolling interests	3,231	3,471

Total equity	1,357,036	1,341,527

	$2,820,448	$2,790,004

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share and per share amounts)

	Three months ended March 31,
	2009	2010
Revenues	$262,675	$307,540
Operating expenses:
Cost of operations	154,703	176,990
Selling, general and administrative	32,515	35,658
Depreciation	24,840	31,444
Amortization of intangibles	2,476	3,585
Loss on disposal of assets	507	257

Operating income	47,634	59,606

Interest expense	(12,249)	(12,262)
Interest income	1,024	154
Other income, net	6	179

Income before income tax provision	36,415	47,677
Income tax provision	(14,103)	(19,863)

Net income	22,312	27,814
Less: Net income attributable to noncontrolling interests	(334)	(240)

Net income attributable to Waste Connections	$21,978	$27,574

Earnings per common share attributable to Waste Connections’ common stockholders:
Basic	$0.27	$0.35

Diluted	$0.27	$0.35

Shares used in the per share calculations:
Basic	79,963,438	77,706,888
Diluted	80,758,941	78,676,068
The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2010
(Unaudited)
(In thousands, except share amounts)

		Waste Connections’ Equity
					Accumulated
					Other
				Additional	Comprehensive
	Comprehensive	Common Stock		Paid-In	Income	Retained	Noncontrolling
	Income	Shares	Amount	Capital	(Loss)	Earnings	Interests	Total
Balances at December 31, 2009		78,599,083	$786	$625,173	$(4,892)	$732,738	$3,231	$1,357,036
Vesting of restricted stock		316,722	3	(3)	—	—	—	—
Cancellation of restricted stock and warrants		(109,816)	(1)	(3,513)	—	—	—	(3,514)
Equity-based compensation		—	—	2,940	—	—	—	2,940
Exercise of stock options and warrants		335,625	3	4,949	—	—	—	4,952
Excess tax benefit associated with equity-based compensation		—	—	2,478	—	—	—	2,478
Repurchase of common stock		(1,511,034)	(15)	(49,781)	—	—	—	(49,796)
Amounts reclassified into earnings, net of taxes		—	—	—	2,349	—	—	2,349
Changes in fair value of swaps, net of taxes		—	—	—	(2,732)	—	—	(2,732)
Net income	$27,814	—	—	—	—	27,574	240	27,814
Other comprehensive loss	(643)	—	—	—	—	—	—	—
Income tax effect of other comprehensive loss	260	—	—	—	—	—	—	—

Comprehensive income	27,431	—	—	—	—	—	—	—
Comprehensive income attributable to noncontrolling interests	(240)	—	—	—	—	—	—	—

Comprehensive income attributable to Waste Connections	$27,191	—	—	—	—	—	—	—

Balances at March 31, 2010		77,630,580	$776	$582,243	$(5,275)	$760,312	$3,471	$1,341,527

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2009
(Unaudited)
(In thousands, except share amounts)

		Waste Connections’ Equity
					Accumulated
					Other
				Additional	Comprehensive
	Comprehensive	Common Stock		Paid-In	Income	Retained	Noncontrolling
	Income	Shares	Amount	Capital	(Loss)	Earnings	Interests	Total
Balances at December 31, 2008		79,842,239	$798	$661,555	$(23,937)	$622,913	$668	$1,261,997
Vesting of restricted stock		248,162	2	(2)	—	—	—	—
Cancellation of restricted stock and warrants		(84,263)	(1)	(2,341)	—	—	—	(2,342)
Equity-based compensation		—	—	2,162	—	—	—	2,162
Exercise of stock options and warrants		42,939	1	1,017	—	—	—	1,018
Excess tax benefit associated with equity-based compensation		—	—	115	—	—	—	115
Issuance of common stock warrants to consultants		—	—	6	—	—	—	6
Amounts reclassified into earnings, net of taxes		—	—	—	4,110	—	—	4,110
Changes in fair value of swaps, net of taxes		—	—	—	(7,442)	—	—	(7,442)
Net income	$22,312	—	—	—	—	21,978	334	22,312
Other comprehensive loss	(5,374)	—	—	—	—	—	—	—
Income tax effect of other comprehensive loss	2,042	—	—	—	—	—	—	—

Comprehensive income	18,980	—	—	—	—	—	—	—
Comprehensive income attributable to noncontrolling interests	(334)	—	—	—	—	—	—	—

Comprehensive income attributable to Waste Connections	$18,646	—	—	—	—	—	—	—

Balances at March 31, 2009		80,049,077	$800	$662,512	$(27,269)	$644,891	$1,002	$1,281,936

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three months ended March 31,
	2009	2010
Cash flows from operating activities:
Net income	$22,312	$27,814
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of assets	507	257
Depreciation	24,840	31,444
Amortization of intangibles	2,476	3,585
Deferred income taxes, net of acquisitions	7,649	5,935
Amortization of debt issuance costs	484	848
Amortization of debt discount	1,171	1,245
Equity-based compensation	2,162	2,940
Interest income on restricted assets	(132)	(133)
Closure and post-closure accretion	352	441
Excess tax benefit associated with equity-based compensation	(115)	(2,478)
Net change in operating assets and liabilities, net of acquisitions	8,843	8,268

Net cash provided by operating activities	70,549	80,166

Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(5,298)	(1,819)
Capital expenditures for property and equipment	(29,412)	(26,754)
Proceeds from disposal of assets	161	802
Increase in restricted assets, net of interest income	(1,506)	(379)
Decrease (increase) in other assets	166	(349)

Net cash used in investing activities	(35,889)	(28,499)

Cash flows from financing activities:
Proceeds from long-term debt	75,000	60,000
Principal payments on notes payable and long-term debt	(44,372)	(63,613)
Change in book overdraft	4,115	(981)
Proceeds from option and warrant exercises	1,018	4,952
Excess tax benefit associated with equity-based compensation	115	2,478
Payments for repurchase of common stock	—	(49,796)
Debt issuance costs	(42)	—

Net cash provided by (used in) financing activities	35,834	(46,960)

Net increase in cash and equivalents	70,494	4,707
Cash and equivalents at beginning of period	265,264	9,639

Cash and equivalents at end of period	$335,758	$14,346

Non-cash financing activity:
Liabilities assumed and notes payable issued to sellers of businesses acquired	$2,810	$312
The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)
1. BASIS OF PRESENTATION AND SUMMARY
The accompanying condensed consolidated financial statements relate to Waste Connections, Inc. and its subsidiaries (“WCI” or the “Company”) for the three month periods ended March 31, 2009 and 2010. In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows and equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with U.S. generally accepted accounting principles (“GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include accounting for landfills, self-insurance, income taxes, allocation of acquisition purchase price and asset impairments. An additional area that involves estimation is when the Company estimates the amount of potential exposure it may have with respect to litigation, claims and assessments in accordance with the accounting guidance on contingencies. Actual results for all estimates could differ materially from the estimates and assumptions that the Company uses in the preparation of its condensed consolidated financial statements.
Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company’s 2009 Annual Report on Form 10-K.
2. NEW ACCOUNTING STANDARDS
Fair Value Measurements and Disclosures. In January 2010, the Financial Accounting Standards Board (“FASB”) issued additional guidance on fair value disclosures. The new guidance clarifies two existing disclosure requirements and requires two new disclosures as follows: (1) a “gross” presentation of activities (purchases, sales, and settlements) within the Level 3 rollforward reconciliation, which will replace the “net” presentation format; and (2) detailed disclosures about the transfers in and out of Level 1 and 2 measurements. This guidance is effective for the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward information, which is required for annual reporting periods beginning after December 15, 2010, and for interim reporting periods within those years. The Company adopted the fair value disclosures guidance on January 1, 2010, except for the gross presentation of the Level 3 rollforward information which is not required to be adopted by the Company until January 1, 2011 (see Notes 10 and 12).

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)
3. STOCK-BASED COMPENSATION
A summary of activity related to restricted stock units under the Second Amended and Restated 2004 Equity Incentive Plan (as amended and restated), as of December 31, 2009, and changes during the three month period ended March 31, 2010, is presented below:

Unvested
Shares
Outstanding at December 31, 2009	994,678
Granted	385,067
Forfeited	(3,115)
Vested	(316,722)

Outstanding at March 31, 2010	1,059,908

The weighted average grant date fair value per share for the shares of common stock underlying the restricted stock units granted during the three month period ended March 31, 2010 was $31.94. During the three months ended March 31, 2009 and 2010, the Company’s stock-based compensation expense from restricted stock units was $1,996 and $2,830, respectively.
4. FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s financial instruments consist primarily of cash, trade receivables, restricted assets, trade payables, debt instruments, interest rate swaps and fuel hedges. As of December 31, 2009 and March 31, 2010, the carrying values of cash, trade receivables, restricted assets, and trade payables are considered to be representative of their respective fair values. The carrying values of the Company’s debt instruments, excluding the 3.75% Convertible Senior Notes due 2026 (the “2026 Notes”), the 6.22% Senior Notes due 2015 (the “2015 Notes”) and the 5.25% Senior Notes due 2019 (the “2019 Notes”), approximate their fair values as of December 31, 2009 and March 31, 2010, based on current borrowing rates for similar types of borrowing arrangements. The Company’s 2026 Notes had a carrying value of $193,754 and $195,000 and a fair value of approximately $218,234 and $207,480 at December 31, 2009 and March 31, 2010, respectively, based on the publicly quoted trading price of these notes. The Company’s 2015 Notes had a carrying value of $175,000 and a fair value of approximately $188,895 and $194,478 at December 31, 2009 and March 31, 2010, respectively, based on quotes of bonds with similar ratings in similar industries. The Company’s 2019 Notes had a carrying value of $175,000 and a fair value of approximately $170,538 and $173,180 at December 31, 2009 and March 31, 2010, respectively, based on quotes of bonds with similar ratings in similar industries. For details on the fair value of the Company’s interest rate swaps and fuel hedges, refer to Note 12.
5. LANDFILL ACCOUNTING
At March 31, 2010, the Company owned 34 landfills, and operated, but did not own, three landfills under life-of-site operating agreements and six landfills under limited-term operating agreements. The Company’s landfills had site costs with a net book value of $736,649 at March 31, 2010. With the exception of two owned landfills that only accept construction and demolition waste, all landfills that the Company owns or operates are municipal solid waste landfills. For the Company’s six landfills operated under limited-term operating agreements, the owner of the property (generally a municipality) usually owns the permit and the Company operates the landfill for a contracted term, which may be the life of the landfill. Where the contracted term is not the life of the landfill, the property owner is generally responsible for final capping, closure and post-closure obligations. The Company is responsible for all final capping, closure and post-closure liabilities for the three landfills that it operates under life-of-site operating agreements.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)
The Company’s internal and third-party engineers perform surveys at least annually to estimate the remaining disposal capacity at its landfills. Many of the Company’s existing landfills have the potential for expanded disposal capacity beyond the amount currently permitted. The Company’s landfill depletion rates are based on the remaining disposal capacity, considering both permitted and probable expansion airspace at the landfills it owns, and certain landfills it operates, but does not own, under life-of-site agreements. Expansion airspace consists of additional disposal capacity being pursued through means of an expansion that is not actually permitted. Expansion airspace that meets certain internal criteria is included in the estimate of total landfill airspace. The Company’s landfill depletion rates are based on the terms of the operating agreements at its operated landfills that have capitalized expenditures.
Based on remaining permitted capacity as of March 31, 2010, and projected annual disposal volumes, the average remaining landfill life for the Company’s owned landfills and landfills operated under life-of-site operating agreements is estimated to be approximately 41 years. The Company is currently seeking to expand permitted capacity at six of its owned landfills and one landfill that it operates under a life-of-site operating agreement, and considers the achievement of these expansions to be probable. Although the Company cannot be certain that all future expansions will be permitted as designed, the average remaining life, when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume, of the Company’s owned landfills and landfills operated under life-of-site operating agreements is 52 years, with lives ranging from 1 to 199 years.
During the three months ended March 31, 2009 and 2010, the Company expensed $5,484 and $8,389, respectively, or an average of $2.81 and $2.97 per ton consumed, respectively, related to landfill depletion at owned landfills and landfills operated under life-of-site agreements.
The Company reserves for final capping, closure and post-closure maintenance obligations at the landfills it owns and landfills it operates under life-of-site operating agreements. The Company calculates the net present value of its final capping, closure and post-closure commitments by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure and discounting the inflated total to its present value using a credit-adjusted risk-free rate. Any changes in expectations that result in an upward revision to the estimated undiscounted cash flows are treated as a new liability and are inflated and discounted at rates reflecting current market conditions. Downward revisions (or if there are no changes) to the estimated undiscounted cash flows are inflated and discounted at rates reflecting the market conditions at the time the cash flows were originally estimated. This policy results in the Company’s capping, closure and post-closure liabilities being recorded in “layers.” At January 1, 2010, the Company decreased its discount rate assumption for purposes of computing 2010 “layers” for final capping, closure and post-closure obligations from 9.25% to 6.5%, in order to more accurately reflect the Company’s long-term cost of borrowing as of the end of 2009. Consistent with the prior year, the Company’s inflation rate assumption is 2.5%. The resulting final capping, closure and post-closure obligation is recorded on the balance sheet as an addition to site costs and amortized to depletion expense as the landfills’ airspace is consumed. Interest is accreted on the recorded liability using the corresponding discount rate. During the three months ended March 31, 2009 and 2010, the Company expensed $352 and $441, respectively, or an average of $0.18 and $0.16 per ton consumed, respectively, related to final capping, closure and post-closure accretion expense.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)
The following is a reconciliation of the Company’s final capping, closure and post-closure liability balance from December 31, 2009 to March 31, 2010:

Final capping, closure and post-closure liability at December 31, 2009	$32,235
Adjustments to final capping, closure and post-closure liabilities	(7,045)
Liabilities incurred	434
Accretion expense	441
Closure payments	(42)

Final capping, closure and post-closure liability at March 31, 2010	$26,023

The adjustments to final capping, closure and post-closure liabilities primarily consisted of increases in estimated airspace at certain landfills where expansions are being pursued, as well as revisions in capping, closure and post-closure cost estimates and decreases in estimates of annual tonnage consumption. The Company performs its annual review of its cost and capacity estimates in the first quarter of each year.
At March 31, 2010, $25,575 of the Company’s restricted assets balance was for purposes of settling future final capping, closure and post-closure liabilities.
6. LONG-TERM DEBT
Long-term debt consists of the following:

	December 31,	March 31,
	2009	2010
Revolver under Credit Facility, bearing interest ranging from 0.85% to 3.25%*	$269,000	$276,000
2026 Notes, bearing interest at 3.75%, net of discount of $6,246 and $5,000 as of December 31, 2009 and March 31, 2010, respectively	193,754	195,000
2015 Notes, bearing interest at 6.22%	175,000	175,000
2019 Notes, bearing interest at 5.25%	175,000	175,000
Tax-exempt bonds, bearing interest ranging from 0.19% to 0.37%*	50,615	40,340
Notes payable to sellers in connection with acquisitions, bearing interest at 6.05% to 10.35%*	4,872	3,049
Notes payable to third parties, bearing interest at 1.0% to 10.9%*	1,922	3,406

	870,163	867,795
Less — current portion	(2,609)	(1,980)

	$867,554	$865,815

*	Interest rates in the table above represent the range of interest rates incurred during the three month period ended March 31, 2010.
In January 2010, the Company gave notice to redeem two of its tax-exempt bonds with a remaining principal balance of $10,275. The Company paid the principal, accrued interest and call premium on these bonds on March 1, 2010.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)
In March 2006, the Company issued its 2026 Notes, which bear interest at a rate of 3.75% per annum on a total principal of $200,000. The 2026 Notes are convertible into cash and, if applicable, shares of the Company’s common stock based on an initial conversion rate of 29.4118 shares of common stock per $1 principal amount of 2026 Notes (which is equal to an initial conversion price of approximately $34 per share), subject to adjustment, and only under certain circumstances. Upon a surrender of the 2026 Notes for conversion, the Company will deliver cash equal to the lesser of the aggregate principal amount of notes to be converted or its total conversion obligation. The Company will deliver shares of its common stock in respect of the excess amount, if any, of its conversion obligation over the amount paid in cash.
On April 1, 2010, the Company redeemed the $200,000 aggregate principal amount of its 2026 Notes. Holders of the notes chose to convert a total of $22,700 principal amount of the notes. The conversion price will be determined over the first 20 trading days beginning with the second business day from the date of notice of conversion. The Company redeemed the balance of $177,300 principal amount of the notes with proceeds from its credit facility. All holders of the notes also received accrued interest of $0.01875 per $1 principal amount of the notes and an interest make-whole payment of $0.037396 per $1 principal amount of the notes. As a result of the redemption, the Company recognized $9,734 of pre-tax expense ($6,035 net of taxes) in April 2010.
7. ACQUISITIONS
Acquisitions are accounted for under the acquisition method of accounting. The results of operations of the acquired businesses have been included in the Company’s consolidated financial statements from their respective acquisition dates.
During the three months ended March 31, 2009, the Company acquired one individually immaterial non-hazardous solid waste recycling business. During the three months ended March 31, 2010, the Company acquired five individually immaterial non-hazardous solid waste collection businesses. The acquisitions completed during the three months ended March 31, 2009 and 2010, were not material to the Company’s results of operations, either individually or in the aggregate. As a result, pro forma financial information has not been provided. The Company expects these acquired businesses to contribute towards the achievement of one of the components of the Company’s growth strategy — expansion through acquisitions.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)
The following table summarizes the consideration transferred and the amounts of identified assets acquired and liabilities assumed at the acquisition date for acquisitions consummated in the three months ended March 31, 2009 and 2010:

	2009	2010
	Acquisitions	Acquisitions
Fair value of consideration transferred:
Cash	$2,413	$1,819
Debt assumed	2,781	—

	5,194	1,819

Recognized amounts of identifiable assets acquired and liabilities assumed:
Accounts receivable	—	339
Other current assets	153	1
Property and equipment	2,606	277
Long-term franchise agreements and contracts	100	19
Customer lists	91	425
Accounts payable	(19)	—
Accrued liabilities	—	(279)
Deferred revenue	(10)	(33)

Total identifiable net assets	2,921	749

Goodwill	$2,273	$1,070

The goodwill is attributable to the synergies and ancillary growth opportunities expected to arise after the Company’s acquisition of these businesses. Goodwill acquired in the three months ended March 31, 2009 and 2010, is expected to be deductible for tax purposes.
The fair value of acquired working capital related to four acquisitions completed during the last 12 months is provisional pending receipt of information from the acquiree to support the fair value of the assets acquired and liabilities assumed.
The gross amount of trade receivables due under contracts acquired during the period ended March 31, 2010, is $342, of which $3 is expected to be uncollectible. The Company did not acquire any other class of receivable as a result of the acquisition of these businesses.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)
A reconciliation of the Fair value of consideration transferred, as disclosed in the table above, to Payments for acquisitions, net of cash acquired, as reported in the Condensed Consolidated Statements of Cash Flows is as follows:

	Three months ended
	March 31,
	2009	2010
Cash consideration transferred	$2,413	$1,819
Payment of contingent consideration	2,000	—
Payment of acquisition-related liabilities	885	—

Payments for acquisitions, net of cash acquired	$5,298	$1,819

The $2,000 of contingent consideration paid during the three months ended March 31, 2009, represented additional purchase price for an acquisition closed in 2007. Acquisition-related liabilities are liabilities paid in the year shown above that were accrued for in a previous year.
During the three month periods ended March 31, 2009 and 2010, the Company incurred $1,263 and $151, respectively, of third-party acquisition-related costs. These expenses are included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Income.
8. INTANGIBLE ASSETS
Intangible assets, exclusive of goodwill, consisted of the following at March 31, 2010:

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Amortizable intangible assets:
Long-term franchise agreements and contracts	$186,665	$(20,337)	$166,328
Customer lists	57,997	(12,885)	45,112
Non-competition agreements	9,439	(5,592)	3,847
Other	21,236	(1,900)	19,336

	275,337	(40,714)	234,623
Nonamortized intangible assets:
Indefinite-lived intangible assets	116,160	—	116,160

Intangible assets, exclusive of goodwill	$391,497	$(40,714)	$350,783

The weighted-average amortization periods of long-term franchise agreements and contracts, and customer lists acquired during the three months ended March 31, 2010, are 10.0 years and 8.6 years, respectively.

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
Estimated future amortization expense for the next five years of amortizable intangible assets is as follows:

For the year ending December 31, 2010	$14,295
For the year ending December 31, 2011	$14,144
For the year ending December 31, 2012	$13,826
For the year ending December 31, 2013	$12,408
For the year ending December 31, 2014	$11,793
9. SEGMENT REPORTING
The Company’s revenues are derived from one industry segment, which includes the collection, transfer, recycling and disposal of non-hazardous solid waste. No single contract or customer accounted for more than 10% of the Company’s total revenues at the consolidated or reportable segment level during the periods presented.
The Company manages its operations through three geographic operating segments (Western, Central and Southern), which are also the Company’s reportable segments. Each operating segment is responsible for managing several vertically integrated operations, which are comprised of districts. The segment information presented herein for 2009 and 2010 reflects the realignment of certain of the Company’s districts between operating segments in the first quarter of 2010.
The Company’s Chief Operating Decision Maker (“CODM”) evaluates operating segment profitability and determines resource allocations based on operating income (loss) before depreciation, amortization and gain (loss) on disposal of assets. Operating income (loss) before depreciation, amortization and gain (loss) on disposal of assets is not a measure of operating income, operating performance or liquidity under GAAP and may not be comparable to similarly titled measures reported by other companies. The Company’s management uses operating income (loss) before depreciation, amortization and gain (loss) on disposal of assets in the evaluation of segment operating performance as it is a profit measure that is generally within the control of the operating segments. A reconciliation of operating income before depreciation, amortization and gain (loss) on disposal of assets to income before income tax provision is included at the end of this Note 9.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)
Summarized financial information concerning the Company’s reportable segments for the three months ended March 31, 2009 and 2010, is shown in the following tables:

				Operating Income
				(Loss) Before
				Depreciation,
Three Months				Amortization and
Ended	Gross	Intercompany	Net	Gain (Loss) on
March 31, 2009	Revenues	Revenues(b)	Revenue	Disposal of Assets(c)
Western	$161,720	$(19,425)	$142,295	$40,774
Central	71,124	(7,658)	63,466	19,920
Southern	67,127	(10,213)	56,914	19,177
Corporate(a)	—	—	—	(4,414)

	$299,971	$(37,296)	$262,675	$75,457

				Operating Income
				(Loss) Before
				Depreciation,
Three Months				Amortization and
Ended	Gross	Intercompany	Net	Gain (Loss) on
March 31, 2010	Revenues	Revenues(b)	Revenue	Disposal of Assets(c)
Western	$188,483	$(21,481)	$167,002	$50,446
Central	73,368	(7,786)	65,582	20,553
Southern	90,187	(15,231)	74,956	23,974
Corporate(a)	—	—	—	(81)

	$352,038	$(44,498)	$307,540	$94,892

(a)	Corporate functions include accounting, legal, tax, treasury, information technology, risk management, human resources, training and other typical administrative functions.

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

The following tables show changes in goodwill during the three months ended March 31, 2009 and 2010, by reportable segment:

	Western	Central	Southern	Total
Balance as of December 31, 2008	$257,560	$313,145	$266,225	$836,930
Goodwill acquired	2,289	—	—	2,289
Goodwill divested	—	(16)	—	(16)

Balance as of March 31, 2009	$259,849	$313,129	$266,225	$839,203

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

	Western	Central	Southern	Total
Balance as of December 31, 2009	$291,781	$313,366	$301,563	$906,710
Goodwill transferred	20,295	(20,295)	—	—
Goodwill acquired	—	1,070	—	1,070
Goodwill adjustments	—	9	(10)	(1)
Goodwill divested	—	(64)	—	(64)

Balance as of March 31, 2010	$312,076	$294,086	$301,553	$907,715

During the first quarter of 2010, the Company realigned certain of the Company’s districts between operating segments. This realignment resulted in the reallocation of goodwill among its segments which is reflected in the “Goodwill transferred” line item in the above table. The Company has no accumulated impairment losses associated with goodwill.
A reconciliation of the Company’s primary measure of segment profitability (operating income before depreciation, amortization and gain (loss) on disposal of assets for reportable segments) to Income before income tax provision in the Condensed Consolidated Statements of Income is as follows:

	Three months ended
	March 31,
	2009	2010
Operating income before depreciation, amortization and gain (loss) on disposal of assets	$75,457	$94,892
Depreciation	(24,840)	(31,444)
Amortization of intangibles	(2,476)	(3,585)
Loss on disposal of assets	(507)	(257)
Interest expense	(12,249)	(12,262)
Interest income	1,024	154
Other income, net	6	179

Income before income tax provision	$36,415	$47,677

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)
The following table shows, for the periods indicated, the Company’s total reported revenues by service line and with intercompany eliminations:

	Three months ended
	March 31,
	2009	2010
Collection	$209,782	$229,070
Disposal and transfer	76,267	100,668
Intermodal, recycling and other	13,922	22,300

	299,971	352,038
Less: intercompany elimination	(37,296)	(44,498)

Total revenues	$262,675	$307,540

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
At March 31, 2010, the Company’s derivative instruments included five interest rate swap agreements as follows:

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

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)
At March 31, 2010, the Company’s derivative instruments included nine fuel hedge agreements as follows:

		Diesel
		Rate
	Notional	Paid
	Amount	Fixed
	(in gallons	(per	Diesel Rate Received	Effective	Expiration
Date Entered	per month)	gallon)	Variable	Date	Date
October 2008	250,000	$3.750	DOE Diesel Fuel Index*	January 2009	December 2010
October 2008	100,000	$3.745	DOE Diesel Fuel Index*	January 2009	December 2010
October 2008	250,000	$3.500	DOE Diesel Fuel Index*	January 2009	December 2010
December 2008	100,000	$3.000	DOE Diesel Fuel Index*	January 2010	December 2010
December 2008	150,000	$3.000	DOE Diesel Fuel Index*	January 2010	December 2010
December 2008	150,000	$2.820	DOE Diesel Fuel Index*	January 2010	December 2010
December 2008	150,000	$2.700	DOE Diesel Fuel Index*	January 2010	December 2010
December 2008	400,000	$2.950	DOE Diesel Fuel Index*	January 2011	December 2011
December 2008	400,000	$3.030	DOE Diesel Fuel Index*	January 2012	December 2012

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

The fair values of derivative instruments designated as cash flow hedges as of March 31, 2010, are as follows:

Derivatives Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other long-term liabilities	$880	Accrued liabilities(a)	$(8,819)
			Other long-term liabilities	(1,325)
Fuel hedges	Accrued liabilities(b)	1,510	Accrued liabilities(b)	(2,656)
	Other assets, net	1,902
Total derivatives designated as cash flow hedges		$4,292		$(12,800)

(a)
Represents the estimated amount of the existing unrealized losses on interest rate swaps as of March 31, 2010 (based on the interest rate yield curve at that date), included in accumulated other comprehensive loss expected to be reclassified into pre-tax earnings within the next 12 months. The actual amounts reclassified into earnings are dependent on future movements in interest rates.

(b)
The net balance of $1,146 represents the estimated amount of the existing unrealized losses on fuel hedges as of March 31, 2010 (based on the forward DOE diesel fuel index curve at that date), included in accumulated other comprehensive loss expected to be reclassified into pre-tax earnings within the next 12 months. The actual amounts reclassified into earnings are dependent on future movements in diesel fuel prices.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)
The fair values of derivative instruments designated as cash flow hedges as of December 31, 2009, are as follows:

Derivatives Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other assets, net	$1,647	Accrued liabilities	$(8,235)
			Other assets, net	(1,173)
Fuel hedges	Accrued liabilities	1,406	Accrued liabilities	(3,884)
	Other assets, net	2,374

Total derivatives designated as cash flow hedges		$5,427		$(13,292)

The following table summarizes the impact of the Company’s cash flow hedges on the results of operations, comprehensive income and accumulated other comprehensive loss (“AOCL”) as of and for the three month period ended March 31, 2010:

	Amount of
	Gain or (Loss)
	Recognized in
	AOCL on		Amount of (Gain) or
	Derivatives,		Loss Reclassified from
	Net of Tax	Statement of	AOCL into Earnings,
Derivatives Designated as Cash Flow	(Effective	Income	Net of Tax (Effective
Hedges	Portion)	Classification	Portion)
Interest rate swaps	$(2,354)	Interest expense	$1,438

Fuel hedges	(378)	Cost of operations	911

Total	$(2,732)		$2,349

The following table summarizes the impact of the Company’s cash flow hedges on the results of operations, comprehensive income and AOCL as of and for the three month period ended March 31, 2009:

	Amount of Loss
	Recognized in
	AOCL on		Amount of Loss
	Derivatives,		Reclassified from
	Net of Tax	Statement of	AOCL into Earnings,
Derivatives Designated as Cash Flow	(Effective	Income	Net of Tax (Effective
Hedges	Portion)	Classification	Portion)
Interest rate swaps	$(2,553)	Interest expense	$2,487

Fuel hedges	(4,889)	Cost of operations	1,623

Total	$(7,442)		$4,110

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
The Company measures and records ineffectiveness on the fuel hedges in Cost of operations in the Condensed Consolidated Statements of Income on a monthly basis based on the difference between the DOE index price and the actual price of diesel fuel purchased, multiplied by the notional gallons on the contracts. There was no significant ineffectiveness recognized on the fuel hedges during the three months ended March 31, 2009 and 2010.
See Note 13 for further discussion on the impact of the Company’s hedge accounting to its consolidated Comprehensive income and AOCL.
11. NET INCOME PER SHARE INFORMATION
The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income per common share attributable to the Company’s common stockholders for the three months ended March 31, 2009 and 2010:

	Three months ended
	March 31,
	2009	2010
Numerator:
Net income attributable to Waste Connections for basic and diluted earnings per share	$21,978	$27,574

Denominator:
Basic shares outstanding	79,963,438	77,706,888
Dilutive effect of stock options and warrants	721,776	757,288
Dilutive effective of restricted stock	73,727	211,892

Diluted shares outstanding	80,758,941	78,676,068

For the three months ended March 31, 2009 and 2010, stock options and warrants to purchase 40,950 and 3,648 shares of common stock, respectively, were excluded from the computation of diluted earnings per share as they were anti-dilutive. The 2026 Notes were not dilutive during the three months ended March 31, 2009 and 2010.

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
The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments and restricted assets. The Company’s derivative instruments are pay-fixed, receive-variable interest rate swaps and pay-fixed, receive-variable diesel fuel hedges. The Company’s interest rate swaps are recorded at their estimated fair values based on quotes received from financial institutions that trade these contracts. The Company verifies the reasonableness of these quotes using similar quotes from another financial institution as of each date for which financial statements are prepared. The Company uses a discounted cash flow (“DCF”) model to determine the estimated fair values of the diesel fuel hedges. The assumptions used in preparing the DCF model include: (i) estimates for the forward DOE index curve; and (ii) the discount rate based on risk-free interest rates over the term of the agreements. The DOE index curve used in the DCF model was obtained from financial institutions that trade these contracts. For the Company’s interest rate swaps and fuel hedges, the Company also considers the Company’s creditworthiness in its determination of the fair value measurement of these instruments in a net liability position and the banks’ creditworthiness in its determination of the fair value measurement of these instruments in a net asset position. The Company’s restricted assets are valued at quoted market prices in active markets for identical assets, which the Company receives from the financial institutions that hold such investments on its behalf. The Company’s restricted assets measured at fair value are invested primarily in U.S. government and agency securities.
The Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2009 and March 31, 2010, were as follows:

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

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)

	Fair Value Measurement at March 31, 2010 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap derivative instruments — net liability position	$(9,264)	$—	$(9,264)	$—
Fuel hedge derivative instruments — net asset position	$756	$—	$—	$756
Restricted assets	$28,046	$28,046	$—	$—
During the three months ended March 31, 2010, there were no fair value measurements of assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition.
The following table summarizes the change in the fair value for Level 3 derivatives for the three months ended March 31, 2010:

Level 3
Derivatives
Balance as of December 31, 2009	$(104)
Realized losses included in earnings	1,470
Unrealized gains included in AOCL	(610)

Balance as of March 31, 2010	$756

The following table summarizes the change in the fair value for Level 3 derivatives for the three months ended March 31, 2009:

Level 3
Derivatives
Balance as of December 31, 2008	$(10,813)
Realized losses included in earnings	2,617
Unrealized gains included in AOCL	(7,885)

Balance as of March 31, 2009	$(16,081)

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)
13. COMPREHENSIVE INCOME
Comprehensive income includes changes in the fair value of interest rate swaps and fuel hedges that qualify for hedge accounting. The components of other comprehensive income (loss) and related tax effects for the three month periods ended March 31, 2009 and 2010, are as follows:

	Three months ended March 31, 2009
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$4,011	$(1,524)	$2,487
Fuel hedge amounts reclassified into cost of operations	2,617	(994)	1,623
Changes in fair value of interest rate swaps	(4,117)	1,564	(2,553)
Changes in fair value of fuel hedges	(7,885)	2,996	(4,889)

	$(5,374)	$2,042	$(3,332)

	Three months ended March 31, 2010
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$2,319	$(881)	$1,438
Fuel hedge amounts reclassified into cost of operations	1,470	(559)	911
Changes in fair value of interest rate swaps	(3,822)	1,468	(2,354)
Changes in fair value of fuel hedges	(610)	232	(378)

	$(643)	$260	$(383)

A rollforward of the amounts included in AOCL, net of taxes, is as follows:

			Accumulated
			Other
		Interest	Comprehensive
	Fuel Hedges	Rate Swaps	Loss
Balance at December 31, 2009	$(66)	$(4,826)	$(4,892)
Amounts reclassified into earnings	911	1,438	2,349
Change in fair value	(378)	(2,354)	(2,732)

Balance at March 31, 2010	$467	$(5,742)	$(5,275)

See Note 10 for further discussion on the Company’s derivative instruments.
14. SHARE REPURCHASE PROGRAM
The Company’s Board of Directors has authorized a common stock repurchase program for the repurchase of up to $800,000 of common stock through December 31, 2012. Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. The timing and amounts of any repurchases will depend on many factors, including the Company’s capital structure, the market price of the common stock and overall market conditions. During the three months ended March 31, 2009, the Company did not repurchase common stock. During the three months ended March 31, 2010, the Company repurchased 1,511,034 shares of its common stock under this program at a cost of $49,796. As of March 31, 2010, the remaining maximum dollar value of shares available for repurchase under the program was approximately $267,796. The Company’s policy related to repurchases of its common stock is to charge any excess of cost over par value entirely to additional paid-in capital.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)
15. COMMITMENTS AND CONTINGENCIES
The Company’s subsidiary, High Desert Solid Waste Facility, Inc. (formerly known as Rhino Solid Waste, Inc.) (“HDSWF”), owns undeveloped property in Chaparral, New Mexico, for which it sought a permit to operate a municipal solid waste landfill. After a public hearing, the New Mexico Environment Department (the “Department”) approved the permit for the facility on January 30, 2002. Colonias Development Council (“CDC”), a nonprofit organization, opposed the permit at the public hearing and appealed the Department’s decision to the courts of New Mexico, primarily on the grounds that the Department failed to consider the social impact of the landfill on the community of Chaparral, and failed to consider regional planning issues. On July 18, 2005, in Colonias Dev. Council v. Rhino Envtl. Servs., Inc. (In re Rhino Envtl. Servs.), 2005 NMSC 24, 117 P.3d 939, the New Mexico Supreme Court remanded the matter back to the Department to conduct a limited public hearing on certain evidence that CDC claims was wrongfully excluded from consideration by the hearing officer, and to allow the Department to reconsider the evidence already proffered concerning the impact of the landfill on the surrounding community’s quality of life. The parties have agreed to postpone the hearing until November 2010 at the earliest to allow the Company time to explore a possible relocation of the landfill to the approximately 325 acres of undeveloped land HDSWF purchased from the State of New Mexico in July 2009. HDSWF expects to file a formal landfill permit application in the first half of 2010 with the Department in an effort to relocate the landfill to that property. At March 31, 2010, the Company had $11,399 of capitalized expenditures related to this landfill development project. If the Company is not ultimately issued a permit to operate the landfill, the Company will be required to expense in a future period the $11,399 of capitalized expenditures, less the recoverable value of the undeveloped property and other amounts recovered, which would likely have a material adverse effect on the Company’s results of operations for that period.
The Company opened a municipal solid waste landfill in Harper County, Kansas in January 2006, following the issuance by the Kansas Department of Health and Environment (“KDHE”) of a final permit to operate the landfill. The landfill has operated continuously since that time. On October 3, 2005, landfill opponents filed a suit (Board of Comm’rs of Sumner County, Kansas, Tri-County Concerned Citizens and Dalton Holland v. Roderick Bremby, Sec’y of the Kansas Dep’t of Health and Env’t, et al.) in the District Court of Shawnee County, Kansas, seeking a judicial review of KDHE’s decision to issue the permit, alleging that a site analysis prepared for the Company and submitted to KDHE as part of the process leading to the issuance of the permit was deficient in several respects. The action sought to stay the effectiveness of the permit and to nullify it. The Company intervened in this lawsuit shortly after it was filed. On April 7, 2006, the District Court issued an order denying the plaintiffs’ request for judicial review on the grounds that they lacked standing to bring the action. The plaintiffs appealed that decision to the Kansas Court of Appeals, and on October 12, 2007, the Court of Appeals issued an opinion reversing and remanding the District Court’s decision. The Company appealed the decision to the Kansas Supreme Court, and on July 25, 2008, the Supreme Court affirmed the decision of the Court of Appeals and remanded the case to the District Court for further proceedings on the merits. Plaintiffs filed a second amended petition on October 22, 2008, and the Company filed a motion to strike various allegations contained within the second amended petition. On July 2, 2009, the District Court granted in part and denied in part the Company’s motion to strike. The District Court also set a new briefing schedule, and it is anticipated that the briefing will be completed during the first half of 2010. While the Company believes that it will prevail in this case, the District Court could remand the matter back to KDHE for additional review of its decision or could revoke the permit. An order of remand to KDHE would not necessarily affect the Company’s continued operation of the landfill. Only in the event that a final adverse determination with respect to the permit is received would there likely be a material adverse effect on the Company’s reported results of operations in the future. The Company cannot estimate the amount of any such material adverse effect.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)
On January 15, 2009, a complaint captioned Heath Belcher and Denessa Arguello v. Waste Connections, Inc., and Waste Connections of California, Inc. was filed in the United States District Court for the Eastern District of California, naming the Company and its subsidiary, Waste Connections of California, Inc., as defendants. The complaint alleges violations under the Fair Labor Standards Act related to overtime compensation, and alleges violations under California labor laws related to overtime compensation, unpaid wages, meal and rest breaks, and wage statements. The complaint also alleges violations under the California Unfair Competition Law based on the foregoing alleged violations. The complaint seeks class certification and various forms of relief, including declaratory judgment, statutory penalties, unpaid back wages, liquidated damages, restitution, interest, and attorneys’ fees and costs. The Company responded to the complaint and contested liability. Following discovery, the named plaintiffs elected to negotiate a settlement of their claims rather than move the court for class certification. As a result, the two named plaintiffs, as well as five additional individuals who had filed consents to join the litigation, executed individual Settlement Approval and Release Forms. On February 8, 2010, the parties’ counsel executed a Stipulation for Settlement and Dismissal and filed a Stipulation and Proposed Order for Dismissal with Prejudice with the court. On February 9, 2010, the court dismissed the litigation with prejudice.
One of the Company’s subsidiaries, El Paso Disposal, LP (“EPD”), is a party to administrative proceedings before the National Labor Relations Board (“NLRB”). In these proceedings, the union has alleged various unfair labor practices relating to the failure to reach agreement on first contracts and the resultant strike by, and the replacement of and a failure to recall, previous employees. On April 29, 2009, following a hearing, an administrative law judge issued a recommended Decision and Order finding violations of the National Labor Relations Act by EPD and recommended to the NLRB that EPD take remedial actions, including reinstating certain employees and their previous terms and conditions of employment, refraining from certain conduct, returning to the bargaining table and providing a “make whole” remedy. EPD filed exceptions to the administrative law judge’s recommendations on June 30, 2009. Thereafter, the parties exchanged answers and response briefs, and the matter is currently on appeal to the NLRB. On July 27, 2009, the NLRB’s regional office in Phoenix, Arizona filed a petition in federal court seeking an injunction to reinstate the previous employees and order the parties to return to bargaining while the appeal is pending. The hearing on the injunction was held on August 19, 2009, and on October 30, 2009, the court granted the requested relief. EPD has appealed the court’s order to the Fifth Circuit Court of Appeals. Several related unfair labor practice charges alleging failure to bargain and improper recall were subsequently filed against EPD. The charges were heard by an administrative law judge the week of August 24, 2009, and on December 2, 2009, the administrative law judge issued his recommended Decision and Order granting part of the requested relief, while denying part, but the issues were effectively subsumed by the interim injunction. Both parties filed exceptions to the judge’s recommendations, exchanged answers and response briefs, and that matter is also currently on appeal to the NLRB. On January 22, 2010 and March 5, 2010, the union filed new unfair labor practice charges concerning events relating to the ongoing contract negotiations process. While these charges are all still pending, EPD believes it has reached resolution through negotiations with the union on certain of the allegations underlying the charges and has responded on the merits to the NLRB’s regional office in connection with the remaining allegations. EPD intends to continue to defend these proceedings vigorously. At this point, the Company is unable to determine the likelihood of any outcome in this matter, nor is it able to estimate the amount or range of loss or the impact on the Company or its financial condition in the event of an unfavorable outcome.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon and per ton amounts)
The Company and Potrero Hills Landfill, Inc. (“PHLF”), which the Company purchased from Republic Services, Inc. in April 2009, were named as real parties in interest in an amended complaint captioned Sustainability, Parks, Recycling and Wildlife Legal Defense Fund v. County of Solano, Board of Supervisors for the County of Solano, which was filed in the Superior Court of California, County of Solano, on July 9, 2009 (the original complaint was filed on June 12, 2009). This lawsuit seeks to compel the County of Solano to comply with Measure E, a ballot initiative and County ordinance passed in 1984 that the County has not enforced against PHLF for at least 18 years. Measure E directs in part that the County of Solano shall not allow the importation into the County of any solid waste which originated or was collected outside the County in excess of 95,000 tons per year. PHLF disposes of approximately 870,000 tons of solid waste annually, approximately 650,000 tons of which originate from sources outside of Solano County. The Sustainability, Parks, Recycling and Wildlife Legal Defense Fund (“SPRAWLDEF”) lawsuit also seeks to overturn Solano County’s approval of the use permit for the expansion of the Potrero Hills Landfill and the related Environmental Impact Report (“EIR”), arguing that both violate Measure E and that the EIR violates the California Environmental Quality Act (“CEQA”). Two similar actions seeking to enforce Measure E, captioned Northern California Recycling Association v. County of Solano and Sierra Club v. County of Solano, were filed in the same court on June 10, 2009, and August 10, 2009, respectively. The Northern California Recycling Association (“NCRA”) case does not name the Company or any of its subsidiaries as parties and does not contain any CEQA claims. The Sierra Club case names PHLF as a real party in interest, and seeks to overturn the conditional use permit for the expansion of the landfill on Measure E grounds (but does not raise CEQA claims). These complaints follow a previous lawsuit concerning Measure E that NCRA filed against PHLF in the same court on July 22, 2008, prior to the Company’s acquisition of PHLF, but which NCRA later dismissed.
In December 2009, the Company and PHLF filed briefs vigorously opposing enforcement of Measure E on Constitutional and other grounds. The Company’s position is supported by Solano County, a co-defendant, the Attorney General of the State of California, the National Solid Wastes Management Association and the California Refuse Recycling Council, each of which filed supporting friend of court briefs or letters. In addition, numerous waste hauling companies in California, Oregon and Nevada have intervened on the Company’s side in the state cases, subsequent to their participation in the federal action discussed below. All three Measure E state cases were consolidated for a hearing on the merits, which was held on February 18, 2010. The state court has not yet issued a ruling on the matter. At this point, the Company is unable to determine the likelihood of any outcome in this matter, nor is it able to estimate the amount or range of loss or the impact on the Company or its financial condition in the event of an unfavorable outcome.
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
The Colorado Department of Public Health and Environment (“CDPHE”) submitted to the Company a proposed Compliance Order on Consent (“Proposed Consent Order”) in November 2009 in connection with notices of violation CDPHE issued to Denver Regional Landfill, Fountain Landfill and Southside Landfill located in Erie, Fountain, and Pueblo, Colorado, respectively. The Proposed Consent Order is a settlement document intended to address and correct alleged violations at the facilities. The alleged violations include non-compliance with certain provisions of the Clean Air Act and the landfills’ operating permits. The Company is actively participating in settlement discussions with CDPHE regarding the terms of a final Consent Order, including the amount of any civil penalty. As with any proceeding of this nature, the Company cannot predict with certainty the eventual outcome of the proceeding, nor can the Company estimate the amount of any losses that might result.
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
In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business. Except as noted in the legal cases described above, as of March 31, 2010, there is no current proceeding or litigation involving the Company or of which any of its property is the subject that the Company believes will have a material adverse impact on its business, financial condition, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q are forward-looking in nature, including statements related to our ability to provide adequate cash to fund our operating activities, our ability to draw on our credit facility or raise additional capital, the impact of global economic conditions on our volume, business and results of operations, the effects of seasonality on our business and results of operations, demand for recyclable commodities and recyclable commodity pricing, and our expectations with respect to the purchase of fuel and fuel prices. These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates,” or the negative thereof or comparable terminology, or by discussions of strategy.
Our business and operations are subject to a variety of risks and uncertainties and, consequently, actual results may differ materially from those projected by any forward-looking statements. Factors that could cause actual results to differ from those projected include, but are not limited to, the following:
•	Our acquisitions may not be successful, resulting in changes in strategy, operating losses or a loss on sale of the business acquired;
•	A portion of our growth and future financial performance depends on our ability to integrate acquired businesses into our organization and operations;
•	Downturns in the worldwide economy adversely affect operating results;
•	Our results are vulnerable to economic conditions and seasonal factors affecting the regions in which we operate;
•
We may be subject in the normal course of business to judicial, administrative or other third party proceedings that could interrupt or limit our operations, require expensive remediation, result in adverse judgments, settlements or fines and create negative publicity;

•	We may be unable to compete effectively with larger and better capitalized companies and governmental service providers;
•	We may lose contracts through competitive bidding, early termination or governmental action;
•	Price increases may not be adequate to offset the impact of increased costs or may cause us to lose volume;
•	Increases in the price of fuel may adversely affect our business and reduce our operating margins;
•	Increases in labor and disposal and related transportation costs could impact our financial results;
•	Efforts by labor unions could divert management attention and adversely affect operating results;
•	We could face significant withdrawal liability if we withdraw from participation in one or more multiemployer pension plans in which we participate;
•	Increases in insurance costs and the amount that we self-insure for various risks could reduce our operating margins and reported earnings;
•	Competition for acquisition candidates, consolidation within the waste industry and economic and market conditions may limit our ability to grow through acquisitions;

•	Our indebtedness could adversely affect our financial condition; we may incur substantially more debt in the future;
•	Each business that we acquire or have acquired may have liabilities or risks that we fail or are unable to discover, including environmental liabilities;
•	Liabilities for environmental damage may adversely affect our financial condition, business and earnings;
•	Our accruals for our landfill site closure and post-closure costs may be inadequate;
•	The financial soundness of our customers could affect our business and operating results;
•	We depend significantly on the services of the members of our senior, regional and district management team, and the departure of any of those persons could cause our operating results to suffer;
•	Our decentralized decision-making structure could allow local managers to make decisions that adversely affect our operating results;
•	Because we depend on railroads for our intermodal operations, our operating results and financial condition are likely to be adversely affected by any reduction or deterioration in rail service;
•	We may incur additional charges related to capitalized expenditures, which would decrease our earnings;
•	Our financial results are based upon estimates and assumptions that may differ from actual results;
•	The adoption of new accounting standards or interpretations could adversely affect our financial results;
•	Our financial and operating performance may be affected by the inability to renew landfill operating permits, obtain new landfills and expand existing ones;
•	Future changes in laws or renewed enforcement of laws regulating the flow of solid waste in interstate commerce could adversely affect our operating results;
•	Extensive and evolving environmental and health and safety laws and regulations may restrict our operations and growth and increase our costs;
•	Climate change regulations may adversely affect operating results;
•	Extensive regulations that govern the design, operation and closure of landfills may restrict our landfill operations or increase our costs of operating landfills;
•	Alternatives to landfill disposal may cause our revenues and operating results to decline;
•	Fluctuations in prices for recycled commodities that we sell and rebates we offer to customers may cause our revenues and operating results to decline; and
•	Unusually adverse weather conditions may interfere with our operations, harming our operating results.

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
OVERVIEW
The solid waste industry is a local and highly competitive business, requiring substantial labor and capital resources. The participants compete for collection accounts primarily on the basis of price and, to a lesser extent, the quality of service, and compete for landfill business on the basis of tipping fees, geographic location and quality of operations. The solid waste industry has been consolidating and continues to consolidate as a result of a number of factors, including the increasing costs and complexity associated with waste management operations and regulatory compliance. Many small independent operators and municipalities lack the capital resources, management, operating skills and technical expertise necessary to operate effectively in such an environment. The consolidation trend has caused solid waste companies to operate larger landfills that have complementary collection routes that can use company-owned disposal capacity. Controlling the point of transfer from haulers to landfills has become increasingly important as landfills continue to close and disposal capacity moves farther from collection markets.
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
We are an integrated solid waste services company that provides solid waste collection, transfer, disposal and recycling services in mostly secondary markets in the Western and Southern U.S. We also provide intermodal services for the rail haul movement of cargo and solid waste containers in the Pacific Northwest through a network of six intermodal facilities. We seek to avoid highly competitive, large urban markets and instead target markets where we can provide either solid waste services under exclusive arrangements, or markets where we can be integrated and attain high market share. In markets where waste collection services are provided under exclusive arrangements, or where waste disposal is municipally funded or available at multiple municipal sources, we believe that controlling the waste stream by providing collection services under exclusive arrangements is often more important to our growth and profitability than owning or operating landfills. As of March 31, 2010, we served approximately two million residential, commercial and industrial customers from a network of operations in 26 states: Alabama, Arizona, California, Colorado, Idaho, Illinois, Iowa, Kansas, Kentucky, Michigan, Minnesota, Mississippi, Montana, Nebraska, Nevada, New Mexico, North Carolina, Oklahoma, Oregon, South Carolina, South Dakota, Tennessee, Texas, Utah, Washington and Wyoming. As of that date, we owned or operated a network of 134 solid waste collection operations, 55 transfer stations, six intermodal facilities, 37 recycling operations, 41 municipal solid waste landfills and two construction and demolition landfills.
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

	Three months ended March 31,
	2009		2010
Collection	$209,782	70.0%	$229,070	65.1%
Disposal and transfer	76,267	25.4	100,668	28.6
Recycling and other	13,922	4.6	22,300	6.3

	299,971	100.0%	352,038	100.0%

Less: intercompany elimination	(37,296)		(44,498)

Total revenue	$262,675		$307,540

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
We manage our operations through three geographic operating segments (Western, Central and Southern), which are also our reportable segments. Each operating segment is responsible for managing several vertically integrated operations, which are comprised of districts. The segment information presented herein reflects the realignment of certain of our districts between operating segments in the first quarter of 2010.
Revenues, net of intercompany eliminations, for our reportable segments are shown in the following table for the periods indicated (in thousands):

	Three months ended
	March 31,
	2009	2010
Western	$142,295	$167,002
Central	63,466	65,582
Southern	56,914	74,956
Corporate	—	—

	$262,675	$307,540

Operating income (loss) before depreciation, amortization and gain (loss) on disposal of assets for our reportable segments is shown in the following table for the periods indicated (in thousands):

	Three months ended
	March 31,
	2009	2010
Western	$40,774	$50,446
Central	19,920	20,553
Southern	19,177	23,974
Corporate	(4,414)	(81)

	$75,457	$94,892

A reconciliation of Operating income (loss) before depreciation, amortization and gain (loss) on disposal of assets to Income before income tax provision is included in Note 9 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Significant changes in revenue and operating income (loss) before depreciation, amortization and gain (loss) on disposal of assets for our reportable segments for the three month period ended March 31, 2010, compared to the three month period ended March 31, 2009, are discussed below:
Segment Revenue
Revenue in our Western segment increased $24.7 million, or 17.4%, to $167.0 million for the three months ended March 31, 2010, from $142.3 million for the three months ended March 31, 2009. The components of the increase consisted of revenue acquired from acquisitions closed during, or subsequent to, the three months ended March 31, 2009, of $20.2 million, net price increases of $3.2 million, recyclable commodity sales increases of $5.1 million and other revenue increases of $1.6 million, partially offset by volume decreases of $5.4 million.
Revenue in our Central segment increased $2.1 million, or 3.3%, to $65.6 million for the three months ended March 31, 2010, from $63.5 million for the three months ended March 31, 2009. The components of the increase consisted of revenue acquired from acquisitions closed during, or subsequent to, the three months ended March 31, 2009, of $3.1 million, net price increases of $2.0 million and recyclable commodity sales increases of $0.9 million, partially offset by volume decreases of $3.9 million.
Revenue in our Southern segment increased $18.1 million, or 31.7%, to $75.0 million for the three months ended March 31, 2010, from $56.9 million for the three months ended March 31, 2009. The components of the increase consisted of revenue acquired from acquisitions closed during, or subsequent to, the three months ended March 31, 2009, of $18.1 million, net price increases of $1.8 million and recyclable commodity sales increases of $0.2 million, partially offset by volume decreases of $1.2 million and other revenue decreases of $0.8 million.
Segment Operating Income (Loss) before Depreciation, Amortization and Gain (Loss) on Disposal of Assets
Operating income (loss) before depreciation, amortization and gain (loss) on disposal of assets in our Western segment increased $9.6 million, or 23.7%, to $50.4 million for the three months ended March 31, 2010, from $40.8 million for the three months ended March 31, 2009. The increase was primarily due to income generated from acquisitions closed during, or subsequent to, the three months ended March 31, 2009, and the following changes at operations owned in the comparable periods in 2009 and 2010: increased revenues partially offset by increased disposal expenses; increased rail transportation expenses at our intermodal operations; and increased expenses associated with the cost of purchasing recyclable commodities.

Operating income (loss) before depreciation, amortization and gain (loss) on disposal of assets in our Central segment increased $0.7 million, or 3.2%, to $20.6 million for the three months ended March 31, 2010, from $19.9 million for the three months ended March 31, 2009. The increase was primarily due to income generated from acquisitions closed during, or subsequent to, the three months ended March 31, 2009.
Operating income (loss) before depreciation, amortization and gain (loss) on disposal of assets in our Southern segment increased $4.8 million, or 25.0%, to $24.0 million for the three months ended March 31, 2010, from $19.2 million for the three months ended March 31, 2009. The increase was primarily due to income generated from acquisitions closed during, or subsequent to, the three months ended March 31, 2009 and decreased bad debt expense, partially offset by increased third party trucking and transportation expenses at operations owned in the comparable periods in 2009 and 2010.
Operating income (loss) before depreciation, amortization and gain (loss) on disposal of assets at Corporate decreased $4.3 million, to a loss total of $0.1 million for the three months ended March 31, 2010, from a loss total of $4.4 million for the three months ended March 31, 2009. Our estimated recurring corporate expenses, which can vary from the actual amount of incurred corporate expenses, are allocated to our three geographic operating segments. The decrease was primarily due to decreased expenses associated with our prior corporate office facilities, decreased direct acquisition expenses and decreased fuel expenses related to our fuel hedges, partially offset by increased cash and stock-based incentive compensation expense and increased compensation expense resulting from increased deferred compensation plan liabilities due to improved market performance of employee deferred contributions. During the three months ended March 31, 2009, we incurred higher direct acquisition expenses due primarily to our acquisition of certain operations from Republic Services, Inc. and we recorded a $1.2 million charge, reflecting the fair value of our liability for remaining rental expenses, net of estimated sublease rentals, at our prior corporate office facilities.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2010
The following table sets forth items in our condensed consolidated statements of income as a percentage of revenues for the periods indicated.

	Three months ended
	March 31,
	2009	2010
Revenues	100.0%	100.0%
Cost of operations	58.9	57.5
Selling, general and administrative	12.4	11.6
Depreciation	9.5	10.2
Amortization of intangibles	0.9	1.2
Loss (gain) on disposal of assets	0.2	0.1

Operating income	18.1	19.4

Interest expense	(4.6)	(4.0)
Interest income	0.4	—
Other income (expense)	—	0.1
Income tax provision	(5.4)	(6.4)
Net income attributable to noncontrolling interests	(0.1)	(0.1)

Net income attributable to Waste Connections	8.4%	9.0%

Revenues. Total revenues increased $44.8 million, or 17.1%, to $307.5 million for the three months ended March 31, 2010, from $262.7 million for the three months ended March 31, 2009.
Acquisitions closed during, or subsequent to, the three months ended March 31, 2009, increased revenues by approximately $41.4 million.
During the three months ended March 31, 2010, the net increase in prices charged to our customers was $6.9 million, consisting of $7.2 million of core price increases, partially offset by a $0.3 million reduction in surcharges primarily related to declining fuel costs.
Volume decreases in our existing business during the three months ended March 31, 2010, reduced revenues by approximately $10.4 million. The net decrease in volume was primarily attributable to declines in roll off activity and landfill and transfer station volumes for operations owned in the comparable periods as a result of the economic recession affecting the United States. We believe that our volume should improve sequentially in the quarter ending June 30, 2010, and the quarter ending September 30, 2010, as a result of continued expected recovery of the economy and easier comparisons with prior-year periods.
Increased commodity prices during the three months ended March 31, 2010, reflecting a recovery of recyclable commodity prices that had declined significantly during the three months ended March 31, 2009, primarily as a result of decreased overseas demand for recyclable commodities, increased revenues by $6.2 million. We expect near-term commodity prices to stabilize at slightly below recent peak levels experienced in March 2010.
Other revenues increased by $0.7 million during the three months ended March 31, 2010, primarily due to an increase in cargo volume at our intermodal operations.

Cost of Operations. Total cost of operations increased $22.3 million, or 14.4%, to $177.0 million for the three months ended March 31, 2010, from $154.7 million for the three months ended March 31, 2009. The increase was primarily attributable to operating costs associated with acquisitions closed during, or subsequent to, the three months ended March 31, 2009, increased rail transportation expenses at our intermodal operations, increased disposal expenses due to increased disposal rates, increased expenses associated with the cost of purchasing recyclable commodities due to recyclable commodity pricing increases and an increase in auto and workers’ compensation expense under our high deductible insurance program due to a reduction in projected losses on open claims during the three months ended March 31, 2009, partially offset by decreased labor expenses due to headcount reductions at our operations owned in the comparable periods, decreased employee medical benefit expenses resulting from decreases in claims cost and decreased diesel fuel expense resulting from lower volumes consumed and lower prices.
Cost of operations as a percentage of revenues decreased 1.4 percentage points to 57.5% for the three months ended March 31, 2010, from 58.9% for the three months ended March 31, 2009. The decrease as a percentage of revenues was primarily attributable to decreased labor expenses, decreased employee medical benefit expenses and decreased fuel expenses, partially offset by increased rail transportation expenses, increased disposal expenses and increased auto and workers’ compensation expenses.
SG&A. SG&A expenses increased $3.2 million, or 9.7%, to $35.7 million for the three months ended March 31, 2010, from $32.5 million for the three months ended March 31, 2009. The increase was primarily the result of additional personnel from acquisitions closed during, or subsequent to, the three months ended March 31, 2009, increased cash and stock-based incentive compensation expense, increased compensation expense resulting from increased deferred compensation plan liabilities due to improved market performance of employee deferred contributions, partially offset by a decrease in bad debt expense, decreased direct acquisition expenses and decreased expenses associated with our prior corporate office facilities. During the three months ended March 31, 2009, we incurred higher direct acquisition expenses due primarily to our acquisition of certain operations from Republic Services, Inc. Additionally, during the three months ended March 31, 2009, we recorded a $1.2 million charge, reflecting the fair value of our liability for remaining rental expenses, net of estimated sublease rentals, at our prior corporate office facilities.
SG&A expenses as a percentage of revenues decreased 0.8 percentage points to 11.6% for the three months ended March 31, 2010, from 12.4% for the three months ended March 31, 2009. The decrease as a percentage of revenues was primarily attributable to declines in the aforementioned charges for our prior corporate office facilities and direct acquisition expenses, partially offset by increased cash and equity-based incentive compensation expenses and increased deferred compensation expense.
Depreciation. Depreciation expense increased $6.6 million, or 26.6%, to $31.4 million for the three months ended March 31, 2010, from $24.8 million for the three months ended March 31, 2009. The increase was primarily attributable to depreciation and depletion associated with acquisitions closed during, or subsequent to, the three months ended March 31, 2009, and additions to our fleet and equipment purchased to support our existing operations.
Depreciation expense as a percentage of revenues increased 0.7 percentage points to 10.2% for the three months ended March 31, 2010, from 9.5% for the three months ended March 31, 2009. The increase as a percentage of revenues was due to the aforementioned increased depreciation expense at existing and acquired operations and increased depletion expense at acquired operations.
Amortization of Intangibles. Amortization of intangibles expense increased $1.1 million, or 44.8%, to $3.6 million for the three months ended March 31, 2010, from $2.5 million for the three months ended March 31, 2009.
Amortization of intangibles expense as a percentage of revenues increased 0.3 percentage points to 1.2% for the three months ended March 31, 2010, from 0.9% for the three months ended March 31, 2009. The increase was primarily attributable to amortization on contracts, customer lists and other intangibles acquired during, or subsequent to, the three months ended March 31, 2009.

Operating Income. Operating income increased $12.0 million, or 25.1%, to $59.6 million for the three months ended March 31, 2010, from $47.6 million for the three months ended March 31, 2009. The increase was primarily attributable to increased revenues, partially offset by increased operating costs, increased SG&A expense, and increased depreciation expense and amortization of intangibles expense.
Operating income as a percentage of revenues increased 1.3 percentage points to 19.4% for the three months ended March 31, 2010, from 18.1% for the three months ended March 31, 2009. The increase as a percentage of revenues was due to the previously described 0.8 percentage point decrease in SG&A expense and 1.4 percentage point decrease in cost of operations, partially offset by the combined 1.0 percentage point increase in depreciation expense and amortization of intangibles expense.
Interest Expense. Interest expense increased $0.1 million, or 0.1%, to $12.3 million for the three months ended March 31, 2010, from $12.2 million for the three months ended March 31, 2009. The increase was primarily attributable to increased average debt balances, partially offset by reduced average borrowing rates on the portion of our credit facility borrowings not fixed under interest rate swap agreements.
Interest Income. Interest income decreased $0.8 million to $0.2 million for the three months ended March 31, 2010, from $1.0 million for the three months ended March 31, 2009. The decrease was attributable to lower average cash balances. We maintained higher cash balances, primarily between January 2009 and April 2009, in order to fund acquisitions that closed during the second quarter of 2009.
Income Tax Provision. Income taxes increased $5.8 million, or 40.8%, to $19.9 million for the three months ended March 31, 2010, from $14.1 million for the three months ended March 31, 2009.
Our effective tax rates for the three months ended March 31, 2009 and 2010, were 38.7% and 41.7%, respectively. The increase in our effective tax rate during the three months ended March 31, 2010, was due primarily to a $1.5 million increase in the income tax provision associated with an adjustment in deferred tax liabilities resulting from a voter-approved increase in Oregon state income tax rates and changes to the geographic apportionment of our state income taxes.
Net Income Attributable to Noncontrolling Interests. Net income attributable to noncontrolling interests decreased $0.1 million, or 28.3%, to $0.2 million for the three months ended March 31, 2010, from $0.3 million for the three months ended March 31, 2009. The decrease was primarily due to decreased earnings at our majority-owned subsidiaries.
LIQUIDITY AND CAPITAL RESOURCES
The following table sets forth certain cash flow information for the three month periods ended March 31, 2009 and 2010 (in thousands):

	Three Months Ended
	March 31,
	2009	2010
Net cash provided by operating activities	$70,549	$80,166
Net cash used in investing activities	(35,889)	(28,499)
Net cash provided by (used in) financing activities	35,834	(46,960)

Net increase in cash and equivalents	70,494	4,707
Cash and equivalents at beginning of period	265,264	9,639

Cash and equivalents at end of period	$335,758	$14,346

Operating Activities Cash Flows
For the three months ended March 31, 2010, net cash provided by operating activities was $80.2 million. For the three months ended March 31, 2009, net cash provided by operating activities was $70.5 million. The $9.7 million net increase in cash provided by operating activities was due primarily to the following:
1)	An increase in net income of $5.5 million;
2)	An increase in depreciation and amortization expense of $7.7 million;
3)	An increase in equity-based compensation expense of $0.8 million;
4)
A decrease of $2.4 million attributable to an increase in the excess tax benefit associated with equity-based compensation, due to an increase in stock option exercises resulting in increased taxable income recognized by employees that is tax deductible to us;

5)	A decrease in deferred taxes of $1.7 million; and
6)
A decrease in cash flows from operating assets and liabilities, net of effects from acquisitions, of $0.5 million to $8.3 million for the three months ended March 31, 2010, from $8.8 million for the three months ended March 31, 2009. The significant components of the $8.3 million in cash flows from changes in operating assets and liabilities include the following:

a)	an increase from prepaid expenses and other current assets of $10.1 million due primarily to a decrease in prepaid income taxes and insurance premiums;
b)
an increase from accrued liabilities of $4.6 million due primarily to an increase in accrued interest due to the interest payment timing of our 2015 Notes, 2019 Notes and 2026 Notes, which pay interest semi-annually, increased accruals for income tax liabilities, increased accruals for employee medical due to the timing of claims incurred, partially offset by decreased accruals for cash-based employee incentive compensation expense due to payments made during the three months ended March 31, 2010;

c)	an increase from accounts receivable of $2.6 million due primarily to improved accounts receivable turnover;
d)	an increase from other long-term liabilities of $1.7 million primarily due to increased deferred compensation plan liabilities resulting from employee contributions and plan earnings; less,
e)	a decrease from accounts payable of $12.1 million due primarily to the timing of payments for operating activities.
As of March 31, 2010, we had a working capital deficit of $41.3 million, including cash and equivalents of $14.4 million. Our working capital deficit decreased $3.8 million from $45.1 million at December 31, 2009. To date, we have experienced no loss or lack of access to our cash or cash equivalents; however, we can provide no assurances that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets. Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements to reduce our indebtedness under our credit facility and to minimize our cash balances.
Investing Activities Cash Flows
Net cash used in investing activities decreased $7.4 million to $28.5 million for the three months ended March 31, 2010, from $35.9 million for the three months ended March 31, 2009. The significant components of the decrease include the following:
1)	A decrease in payments for acquisitions of $3.5 million; and
2)
A decrease in capital expenditures for property and equipment of $2.7 million primarily due to a decrease in land and buildings. During the first quarter of 2009, we made a land and building purchase at one of our California locations. We had no similar purchases in the first quarter of 2010.

Financing Activities Cash Flows
Net cash flows from financing activities decreased $82.8 million to a net cash used in financing activities total of $47.0 million for the three months ended March 31, 2010, from a net cash provided by financing activities total of $35.8 million for the three months ended March 31, 2009. The significant components of the decrease include the following:
1)	An increase in payments to repurchase our common stock of $49.8 million;
2)	A decrease in net long-term borrowings of $34.2 million due to an increase in long-term borrowings in the three month period ended March 31, 2009 to fund acquisition opportunities;
3)	A change in book overdraft of $5.1 million resulting from fluctuations in our outstanding cash balances at banks for which outstanding check balances can be offset; less
4)	An increase in proceeds from option and warrant exercises of $3.9 million due to an increase in the number of options and warrants exercised in the three month period ended March 31, 2010; less
5)
An increase in the excess tax benefit associated with equity-based compensation of $2.4 million, due to the aforementioned increase in options and warrants exercised in the three month period ended March 31, 2010, which resulted in increased taxable income, recognized by employees, that is tax deductible by us.

Our business is capital intensive. Our capital requirements include acquisitions and fixed asset purchases. We will also make capital expenditures for landfill cell construction, landfill development, landfill closure activities and intermodal facility construction in the future.
We made $26.8 million in capital expenditures during the three months ended March 31, 2010. We expect to make capital expenditures between $115 million and $120 million in 2010 in connection with our existing business. We intend to fund our planned 2010 capital expenditures principally through internally generated funds and borrowings under our credit facility. In addition, we may make substantial additional capital expenditures in acquiring solid waste collection and disposal businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity. We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities. We believe that our cash and equivalents, credit facility and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future. However, disruptions in the capital and credit markets could adversely affect our ability to draw on our credit facility or raise other capital. Our access to funds under the credit facility is dependent on the ability of the banks that are parties to the facility to meet their funding commitments. Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.
As of March 31, 2010, we had $276.0 million outstanding under our credit facility, exclusive of outstanding stand-by letters of credit of $86.6 million. As of March 31, 2010, we were in compliance with all applicable covenants in our credit facility.
On April 1, 2010, we redeemed the $200.0 million aggregate principal amount of our 2026 Notes. Holders of the notes chose to convert a total of $22.7 million principal amount of the notes. The conversion price will be determined over the first 20 trading days beginning with the second business day from the date of notice of conversion. We redeemed the balance of $177.3 million principal amount of the notes with proceeds from our credit facility. All holders of the notes also received accrued interest and an interest make-whole payment. As a result of the redemption, we recognized $9.7 million of pre-tax expense ($6.0 million net of taxes) in April 2010.

As of March 31, 2010, we had the following contractual obligations (in thousands):

	Payments Due by Period
		Less Than	1 to 3	3 to 5	Over 5
Recorded Obligations	Total	1 Year	Years	Years	Years
Long-term debt	$872,795	$1,980	$479,140	$1,861	$389,814
Cash interest payments	$201,733	$44,593	$54,858	$41,211	$61,071

Long-term debt payments include:

1)
$276.0 million in principal payments due 2012 related to our credit facility. Our credit facility bears interest, at our option, at either the base rate plus the applicable base rate margin (approximately 3.25% at March 31, 2010) on base rate loans, or the Eurodollar rate plus the applicable Eurodollar margin (approximately 0.86% at March 31, 2010) on Eurodollar loans. As of March 31, 2010, our credit facility allowed us to borrow up to $845 million.

2)
$175.0 million in principal payments due 2019 related to our 2019 Notes. Holders of the 2019 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2019 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the Master Note Purchase Agreement. The 2019 Notes bear interest at a rate of 5.25%.

3)
$200.0 million in principal payments due 2026 related to our 2026 Notes. The 2026 Notes bear interest at a rate of 3.75%. On April 1, 2010, we redeemed all of our 2026 Notes with proceeds from our credit facility. Therefore, the $200.0 million is classified in 2012 in the above table, consistent with the maturity of our credit facility.

4)
$175.0 million in principal payments due 2015 related to our 2015 Notes. Holders of the 2015 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2015 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the Master Note Purchase Agreement. The 2015 Notes bear interest at a rate of 6.22%.

5)
$40.3 million in principal payments related to our tax-exempt bonds which bear interest at variable rates (between 0.29% and 0.35%) at March 31, 2010. The tax-exempt bonds have maturity dates ranging from 2012 to 2033.

6)
$3.0 million in principal payments related to our notes payable to sellers. Our notes payable to sellers bear interest at rates between 6.05% and 10.35% at March 31, 2010, and have maturity dates ranging from 2010 to 2036.

7)
$3.4 million in principal payments related to our notes payable to third parties. Our notes payable to third parties bear interest at rates between 1.0% and 10.9% at March 31, 2010, and have maturity dates ranging from 2010 to 2019.

The following assumptions were made in calculating cash interest payments:

1)
We calculated cash interest payments on the credit facility using the Eurodollar rate plus the applicable Eurodollar margin at March 31, 2010. We assumed the credit facility is paid off when the credit facility matures in 2012.

2)	We calculated cash interest payments on our interest rate swaps using the stated interest rate in the swap agreement less the Eurodollar rate through the term of the swaps.

3)	We calculated cash interest payments on the tax-exempt bonds using the interest rate at March 31, 2010.

4)	On April 1, 2010, we redeemed all of our 2026 Notes. The payment of accrued interest and make whole interest on April 1, 2010 is included in the above table.

The total liability for uncertain tax positions at March 31, 2010, was approximately $1 million. We are not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, we do not expect a significant payment related to this liability within the next year.

	Amount of Commitment Expiration Per Period
	(amounts in thousands)
		Less Than	1 to 3	3 to 5	Over 5
Unrecorded Obligations(1)	Total	1 Year	Years	Years	Years
Operating leases	$79,427	$10,148	$18,940	$15,623	$34,716
Unconditional purchase obligations	2,069	2,069	—	—	—

	$81,496	$12,217	$18,940	$15,623	$34,716

(1)
We are party to operating lease agreements and unconditional purchase obligations. These lease agreements and purchase obligations are established in the ordinary course of our business and are designed to provide us with access to facilities and products at competitive, market-driven prices. At March 31, 2010, our unconditional purchase obligations consisted of multiple fixed-price fuel purchase contracts under which we have 1.0 million gallons remaining to be purchased for a total of $2.1 million, plus taxes and transportation costs upon delivery. The current fuel purchase contracts expire on or before December 31, 2010. These arrangements have not materially affected our financial position, results of operations or liquidity during the three months ended March 31, 2010, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

We have obtained financial surety bonds, primarily to support our financial assurance needs and landfill operations. We provided customers and various regulatory authorities with surety bonds in the aggregate amounts of approximately $273.1 million and $274.5 million at December 31, 2009 and March 31, 2010, respectively. These arrangements have not materially affected our financial position, results of operations or liquidity during the three months ended March 31, 2010, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.
From time to time, we evaluate our existing operations and their strategic importance to us. If we determine that a given operating unit does not have future strategic importance, we may sell or otherwise dispose of those operations. Although we believe our reporting units would not be impaired by such dispositions, we could incur losses on them.
The disposal tonnage that we received in the three month periods ended March 31, 2009 and 2010, at all of our landfills during the respective period, is shown below (tons in thousands):

	Three months ended March 31,
	2009		2010
	Number of	Total	Number of	Total
	Sites	Tons	Sites	Tons
Owned landfills and landfills operated under life-of-site agreements	30	1,954	37	2,829
Operated landfills	7	203	6	146

	37	2,157	43	2,975

FREE CASH FLOW
Free cash flow, a non-GAAP financial measure, is provided supplementally because it is widely used by investors as a valuation and liquidity measure in the solid waste industry. We define free cash flow as net cash provided by operating activities, plus proceeds from disposal of assets, plus or minus change in book overdraft, plus excess tax benefit associated with equity-based compensation, less capital expenditures for property and equipment and distributions to noncontrolling interests. This measure is not a substitute for, and should be used in conjunction with, GAAP liquidity or financial measures. Management uses free cash flow as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. Other companies may calculate free cash flow differently. Our free cash flow for the three month periods ended March 31, 2009 and 2010, is calculated as follows (amounts in thousands):

	Three months ended
	March 31,
	2009	2010
Net cash provided by operating activities	$70,549	$80,166
Plus/less: Change in book overdraft	4,115	(981)
Plus: Proceeds from disposal of assets	161	802
Plus: Excess tax benefit associated with equity-based compensation	115	2,478
Less: Capital expenditures for property and equipment	(29,412)	(26,754)
Less: Distributions to noncontrolling interests	—	—

Free cash flow	$45,528	$55,711

ADJUSTED OPERATING INCOME BEFORE DEPRECIATION AND AMORTIZATION
Adjusted operating income before depreciation and amortization, a non-GAAP financial measure, is provided supplementally because it is widely used by investors as a performance and valuation measure in the solid waste industry. We define adjusted operating income before depreciation and amortization as operating income, plus depreciation and amortization expense, plus closure and post-closure accretion expense, plus or minus any gain or loss on disposal of assets. We further adjust this calculation to exclude the effects of items management believes impact the ability to assess the operating performance of our business. This measure is not a substitute for, and should be used in conjunction with, GAAP financial measures. Management uses adjusted operating income before depreciation and amortization as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. Other companies may calculate adjusted operating income before depreciation and amortization differently. Our adjusted operating income before depreciation and amortization for the three month periods ended March 31, 2009 and 2010, is calculated as follows (amounts in thousands):

	Three months ended
	March 31,
	2009	2010
Operating income	$47,634	$59,606
Plus: Depreciation and amortization	27,316	35,029
Plus: Closure and post-closure accretion	352	441
Plus: Loss on disposal of assets	507	257
Adjustments:
Plus: Acquisition-related transaction costs (a)	1,263	151
Plus: Loss on prior corporate office lease (b)	1,248	—

Adjusted operating income before depreciation and amortization	$78,320	$95,484

(a)	Reflects the addback of acquisition-related costs expensed due to the implementation of new accounting guidance for business combinations effective January 1, 2009.

(b)	Reflects the addback of a loss on our prior corporate office lease due to the relocation of our corporate offices.
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
At March 31, 2010, our derivative instruments included five interest rate swap agreements that effectively fix the interest rate on the applicable notional amounts of our variable rate debt as follows (dollars in thousands):

		Fixed	Variable
	Notional	Interest	Interest Rate		Expiration
Date Entered	Amount	Rate Paid*	Received	Effective Date	Date
November 2007	$50,000	4.37%	1-month LIBOR	February 2009	February 2011
November 2007	$50,000	4.37%	1-month LIBOR	February 2009	February 2011
November 2007	$75,000	4.37%	1-month LIBOR	February 2009	February 2011
November 2007	$50,000	4.29%	1-month LIBOR	June 2009	June 2011
March 2009	$175,000	2.85%	1-month LIBOR	February 2011	February 2014

*	plus applicable margin.
Under derivatives and hedging guidance, all the interest rate swap agreements are considered cash flow hedges for a portion of our variable rate debt, and we apply hedge accounting to account for these instruments. The notional amounts and all other significant terms of the swap agreements are matched to the provisions and terms of the variable rate debt being hedged.
We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged floating rate debt. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. We are exposed to cash flow risk due to changes in interest rates with respect to the unhedged floating rate balances owed at December 31, 2009 and March 31, 2010, of $84.3 million and $91.3 million, respectively, including floating rate debt under our credit facility and floating rate municipal bond obligations. A one percent increase in interest rates on our variable-rate debt as of December 31, 2009 and March 31, 2010, would decrease our annual pre-tax income by approximately $0.8 million and $0.9 million, respectively. All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations, subject to counterparty default risk.
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

At March 31, 2010, our derivative instruments included nine fuel hedge agreements as follows:

	Notional
	Amount	Diesel
	(in gallons	Rate
	per	Paid	Diesel Rate Received	Effective	Expiration
Date Entered	month)	Fixed	Variable	Date	Date
October 2008	250,000	$3.750	DOE Diesel Fuel Index*	January 2009	December 2010
October 2008	100,000	$3.745	DOE Diesel Fuel Index*	January 2009	December 2010
October 2008	250,000	$3.500	DOE Diesel Fuel Index*	January 2009	December 2010
December 2008	100,000	$3.000	DOE Diesel Fuel Index*	January 2010	December 2010
December 2008	150,000	$3.000	DOE Diesel Fuel Index*	January 2010	December 2010
December 2008	150,000	$2.820	DOE Diesel Fuel Index*	January 2010	December 2010
December 2008	150,000	$2.700	DOE Diesel Fuel Index*	January 2010	December 2010
December 2008	400,000	$2.950	DOE Diesel Fuel Index*	January 2011	December 2011
December 2008	400,000	$3.030	DOE Diesel Fuel Index*	January 2012	December 2012

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
Additionally, in 2009 and 2010, we entered into multiple fixed-price fuel purchase contracts related to fuel that we are purchasing throughout 2010 for a total of 1.4 million gallons of diesel fuel. These fixed-price fuel purchase contracts expire on or before December 31, 2010. As of March 31, 2010, we had 1.0 million gallons remaining to be purchased for a total unconditional purchase obligation of $2.1 million, plus taxes and transportation upon delivery.
We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged diesel fuel purchases. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. For the year ending December 31, 2010, we expect to purchase approximately 25 million gallons of diesel fuel, of which 9.8 million gallons will be purchased at market prices, 13.8 million gallons will be purchased at prices that are fixed under our fuel hedges, and 1.4 million gallons will be purchased under our fixed price fuel purchase contracts. During the nine month period of April 1, 2010 to December 31, 2010, we expect to purchase approximately 7.3 million gallons of unhedged diesel fuel at market prices; therefore, a $0.10 per gallon increase in the price of fuel over the remaining nine months in 2010 would decrease our pre-tax income during this period by approximately $0.7 million.
We market a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals. We own and operate 37 recycling processing operations and sell other collected recyclable materials to third parties for processing before resale. Certain of our municipal recycling contracts in the state of Washington specify benchmark resale prices for recycled commodities. If the prices we actually receive for the processed recycled commodities collected under the contract exceed the prices specified in the contract, we share the excess with the municipality, after recovering any previous shortfalls resulting from actual market prices falling below the prices specified in the contract. To reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties. In the event of a decline in recycled commodity prices, a 10% decrease in average recycled commodity prices from the average prices that were in effect during the three months ended March 31, 2009 and 2010, would have had a $0.5 million and $1.1 million impact on revenues for the three months ended March 31, 2009 and 2010, respectively.

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
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2010, that our disclosure controls and procedures were effective at the reasonable assurance level such that information required to be disclosed in our Exchange Act reports: (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
During the quarter ended March 31, 2010, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
No material developments occurred during the quarterly period ended March 31, 2010, in the legal proceeding involving Colonias Dev. Council v. Rhino Envtl. Servs., Inc. (In re Rhino Envtl. Servs.) described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Refer to Note 15 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q for a description of this legal proceeding.
No material developments occurred during the quarterly period ended March 31, 2010, in the legal proceeding involving Board of Comm’rs of Sumner County, Kansas, Tri-County Concerned Citizens and Dalton Holland v. Roderick Bremby, Sec’y of the Kansas Dep’t of Health and Env’t, et al. described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Refer to Note 15 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q for a description of this legal proceeding.
No material developments occurred during the quarterly period ended March 31, 2010, in the legal proceeding involving Heath Belcher and Denessa Arguello v. Waste Connections, Inc., and Waste Connections of California, Inc. described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, except that on February 9, 2010, the court dismissed the litigation with prejudice. Refer to Note 15 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q for a description of this legal proceeding.
No material developments occurred during the quarterly period ended March 31, 2010, in the legal proceeding involving the April 29, 2009, administrative law judge recommended Decision and Order finding violations of the National Labor Relations Act by one of our subsidiaries, El Paso Disposal, LP, described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, except that on March 5, 2010, the union filed new unfair labor practice charges concerning events relating to the ongoing contract negotiations process. Refer to Note 15 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q for a description of this legal proceeding.
In the legal proceedings in state court involving the Measure E and CEQA litigation related to our subsidiary, Potrero Hills Landfill, Inc., described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, the only material development that occurred during the quarterly period ended March 31, 2010, was that a hearing on the merits was held in state court on February 18, 2010, concerning the Measure E litigation. The court has not yet issued a ruling on the matter. Refer to Note 15 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q for a description of the state and federal legal proceedings related to the Potrero Hills Landfill.
The Colorado Department of Public Health and Environment, or CDPHE, submitted to us a proposed Compliance Order on Consent in November 2009 in connection with notices of violation CDPHE issued to Denver Regional Landfill, Fountain Landfill and Southside Landfill located in Erie, Fountain, and Pueblo, Colorado, respectively. The proposed Compliance Order on Consent is a settlement document intended to address and correct alleged violations at the facilities. The alleged violations include non-compliance with certain provisions of the Clean Air Act and the landfills’ operating permits. We are actively participating in settlement discussions with CDPHE regarding the terms of a final Consent Order, including the amount of any civil penalty. As with any proceeding of this nature, we cannot predict with certainty the eventual outcome of the proceeding, nor can we estimate the amount of any losses that might result.
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
In addition, we are a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business. Except as noted in the legal cases described above, and in Note 15 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q, as of March 31, 2010, there is no current proceeding or litigation involving us or of which any of our property is the subject that we believe will have a material adverse impact on our business, financial condition, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On October 26, 2009, we announced that our Board of Directors authorized a $300 million increase to, and extended the term of, our previously announced common stock repurchase program. Our Board of Directors has authorized a common stock repurchase program for the repurchase of up to $800 million of our common stock through December 31, 2012. Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of our common stock and overall market conditions. As of March 31, 2010, we have repurchased approximately 20.5 million shares of our common stock at a cost of $532.2 million. The table below reflects repurchases we have made for the three months ended March 31, 2010 (in thousands, except share and per share amounts):

				Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased Under
Period	Purchased	Per Share(1)	Program	the Program
1/1/10 – 1/31/10	1,129,567	$33.17	1,129,567	$280,124
2/1/10 – 2/28/10	376,633	32.31	376,633	267,956
3/1/10 – 3/31/10	4,834	33.02	4,834	267,796

	1,511,034	32.96	1,511,034

(1)	This amount represents the weighted average price paid per common share. This price includes a per share commission paid for all repurchases.

Item 6. Exhibits
See Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASTE CONNECTIONS, INC.
Date: April 21, 2010	BY:	/s/ Ronald J. Mittelstaedt
Ronald J. Mittelstaedt,
Chief Executive Officer

Date: April 21, 2010	BY:	/s/ Worthing F. Jackman
Worthing F. Jackman,
Executive Vice President and Chief Financial Officer

Exhibit Number	Description of Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on July 24, 2007)

3.2	Third Amended and Restated Bylaws of the Registrant, effective May 15, 2009 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on April 23, 2009)

10.1	Summary of FY 2010 Management Incentive Compensation Program for Eric M. Merrill

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350