Form 10-Q
period 2010-06-30
WASTE CONNECTIONS, INC.
filed 2010-07-21
CIK 1057058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
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

☑ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock:

As of July 15, 2010:	77,294,159 shares of common stock

WASTE CONNECTIONS, INC.
FORM 10-Q

Page
PART I — FINANCIAL INFORMATION (unaudited)

Item 1. Financial Statements

Condensed Consolidated Balance Sheets	1

Condensed Consolidated Statements of Income	2

Condensed Consolidated Statements of Equity and Comprehensive Income	3

Condensed Consolidated Statements of Cash Flows	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3. Quantitative and Qualitative Disclosures About Market Risk	45

Item 4. Controls and Procedures	47

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	48

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 6. Exhibits	51

Signatures	52

Exhibit Index	53

Exhibit 10.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	December 31,	June 30,
	2009	2010
ASSETS
Current assets:
Cash and equivalents	$9,639	$10,070
Accounts receivable, net of allowance for doubtful accounts of $4,058 and $4,025 at December 31, 2009 and June 30, 2010, respectively	138,972	153,639
Deferred income taxes	17,748	18,082
Prepaid expenses and other current assets	33,495	25,923

Total current assets	199,854	207,714

Property and equipment, net	1,308,392	1,279,569
Goodwill	906,710	907,789
Intangible assets, net	354,303	347,765
Restricted assets	27,377	28,461
Other assets, net	23,812	19,630

	$2,820,448	$2,790,928

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$86,669	$75,296
Book overdraft	12,117	9,945
Accrued liabilities	93,380	91,774
Deferred revenue	50,138	54,244
Current portion of long-term debt and notes payable	2,609	1,922

Total current liabilities	244,913	233,181

Long-term debt and notes payable	867,554	846,908
Other long-term liabilities	45,013	47,429
Deferred income taxes	305,932	310,706

Total liabilities	1,463,412	1,438,224

Commitments and contingencies (Note 15)

Equity:
Preferred stock: $0.01 par value per share; 7,500,000 shares authorized; none issued and outstanding	—	—
Common stock: $0.01 par value per share; 150,000,000 shares authorized; 78,599,083 and 77,293,353 shares issued and outstanding at December 31, 2009 and June 30, 2010, respectively	786	773
Additional paid-in capital	625,173	565,448
Accumulated other comprehensive loss	(4,892)	(7,936)
Retained earnings	732,738	790,711

Total Waste Connections’ equity	1,353,805	1,348,996
Noncontrolling interests	3,231	3,708

Total equity	1,357,036	1,352,704

	$2,820,448	$2,790,928

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
Revenues	$302,830	$330,477	$565,506	$638,018
Operating expenses:
Cost of operations	175,687	187,346	330,391	364,336
Selling, general and administrative	36,142	36,353	68,658	72,011
Depreciation	30,061	33,464	54,900	64,908
Amortization of intangibles	3,205	3,598	5,681	7,184
Loss (gain) on disposal of assets	(1,683)	365	(1,176)	622

Operating income	59,418	69,351	107,052	128,957

Interest expense	(12,307)	(9,161)	(24,557)	(21,423)
Interest income	116	165	1,141	318
Loss on extinguishment of debt	—	(9,734)	—	(10,193)
Other income (expense), net	171	(169)	177	469

Income before income tax provision	47,398	50,452	83,813	98,128
Income tax provision	(16,716)	(19,815)	(30,819)	(39,678)

Net income	30,682	30,637	52,994	58,450
Less: Net income attributable to noncontrolling interests	(244)	(237)	(578)	(477)

Net income attributable to Waste Connections	$30,438	$30,400	$52,416	$57,973

Earnings per common share attributable to Waste Connections’ common stockholders:
Basic	$0.38	$0.39	$0.66	$0.75

Diluted	$0.38	$0.39	$0.65	$0.74

Shares used in the per share calculations:
Basic	80,066,643	77,495,800	80,015,325	77,600,760
Diluted	80,833,350	78,321,834	80,796,431	78,498,368
The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME
SIX MONTHS ENDED JUNE 30, 2010
(Unaudited)
(In thousands, except share amounts)

		Waste Connections’ Equity
					Accumulated
					Other
				Additional	Comprehensive
	Comprehensive	Common Stock		Paid-In	Income	Retained	Noncontrolling
	Income	Shares	Amount	Capital	(Loss)	Earnings	Interests	Total
Balances at December 31, 2009		78,599,083	$786	$625,173	$(4,892)	$732,738	$3,231	$1,357,036
Vesting of restricted stock		324,691	3	(3)	—	—	—	—
Net share settlement impact of restricted stock and warrants		(112,374)	(1)	(3,599)	—	—	—	(3,600)
Equity-based compensation		—	—	5,625	—	—	—	5,625
Exercise of stock options and warrants		951,121	10	17,764	—	—	—	17,774
Excess tax benefit associated with equity-based compensation		—	—	6,423	—	—	—	6,423
Repurchase of common stock		(2,491,074)	(25)	(83,640)	—	—	—	(83,665)
Reacquisition of equity component resulting from conversion of 2026 Convertible Senior Notes		—	—	(2,295)	—	—	—	(2,295)
Issuance of shares in connection with conversion of 2026 Convertible Senior Notes		21,906	—	—	—	—	—	—
Amounts reclassified into earnings, net of taxes		—	—	—	4,310	—	—	4,310
Changes in fair value of swaps, net of taxes		—	—	—	(7,354)	—	—	(7,354)
Net income	$58,450	—	—	—	—	57,973	477	58,450
Other comprehensive loss	(4,934)	—	—	—	—	—	—	—
Income tax effect of other comprehensive loss	1,890	—	—	—	—	—	—	—

Comprehensive income	55,406	—	—	—	—	—	—	—
Comprehensive income attributable to noncontrolling interests	(477)	—	—	—	—	—	—	—

Comprehensive income attributable to Waste Connections	$54,929	—	—	—	—	—	—	—

Balances at June 30, 2010		77,293,353	$773	$565,448	$(7,936)	$790,711	$3,708	$1,352,704

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME
SIX MONTHS ENDED JUNE 30, 2009
(Unaudited)
(In thousands, except share amounts)

		Waste Connections’ Equity
					Accumulated
					Other
				Additional	Comprehensive
	Comprehensive	Common Stock		Paid-In	Income	Retained	Noncontrolling
	Income	Shares	Amount	Capital	(Loss)	Earnings	Interests	Total
Balances at December 31, 2008		79,842,239	$798	$661,555	$(23,937)	$622,913	$668	$1,261,997
Vesting of restricted stock		254,398	3	(3)	—	—	—	—
Net share settlement impact of restricted stock and warrants		(86,215)	(1)	(2,393)	—	—	—	(2,394)
Equity-based compensation		—	—	4,630	—	—	—	4,630
Exercise of stock options and warrants		64,502	1	1,610	—	—	—	1,611
Excess tax benefit associated with equity-based compensation		—	—	97	—	—	—	97
Amounts reclassified into earnings, net of taxes		—	—	—	8,170	—	—	8,170
Changes in fair value of swaps, net of taxes		—	—	—	1,394	—	—	1,394
Net income	$52,994	—	—	—	—	52,416	578	52,994
Other comprehensive loss	15,500	—	—	—	—	—	—	—
Income tax effect of other comprehensive loss	(5,936)	—	—	—	—	—	—	—

Comprehensive income	62,558	—	—	—	—	—	—	—
Comprehensive income attributable to noncontrolling interests	(578)	—	—	—	—	—	—	—

Comprehensive income attributable to Waste Connections	$61,980	—	—	—	—	—	—	—

Balances at June 30, 2009		80,074,924	$801	$665,496	$(14,373)	$675,329	$1,246	$1,328,499

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six months ended June 30,
	2009	2010
Cash flows from operating activities:
Net income	$52,994	$58,450
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on disposal of assets	(1,176)	622
Depreciation	54,900	64,908
Amortization of intangibles	5,681	7,184
Deferred income taxes, net of acquisitions	22,858	7,737
Loss on redemption of 2026 Convertible Senior Notes, net of make-whole payment	—	2,255
Amortization of debt issuance costs	970	1,090
Amortization of debt discount	2,342	1,245
Equity-based compensation	4,630	5,625
Interest income on restricted assets	(241)	(271)
Closure and post-closure accretion	912	880
Excess tax benefit associated with equity-based compensation	(97)	(6,423)
Net change in operating assets and liabilities, net of acquisitions	7,275	(3,178)

Net cash provided by operating activities	151,048	140,124

Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(387,112)	(3,849)
Capital expenditures for property and equipment	(52,693)	(50,495)
Proceeds from disposal of assets	4,129	4,925
Increase in restricted assets, net of interest income	(2,021)	(813)
Decrease in other assets	268	39

Net cash used in investing activities	(437,429)	(50,193)

Cash flows from financing activities:
Proceeds from long-term debt	142,000	281,000
Principal payments on notes payable and long-term debt	(107,787)	(308,860)
Change in book overdraft	2,237	(2,172)
Proceeds from option and warrant exercises	1,611	17,774
Excess tax benefit associated with equity-based compensation	97	6,423
Payments for repurchase of common stock	—	(83,665)
Debt issuance costs	(42)	—

Net cash provided by (used in) financing activities	38,116	(89,500)

Net increase (decrease) in cash and equivalents	(248,265)	431
Cash and equivalents at beginning of period	265,264	9,639

Cash and equivalents at end of period	$16,999	$10,070

Non-cash financing activity:
Liabilities assumed and notes payable issued to sellers of businesses acquired	$16,072	$858
The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
1. BASIS OF PRESENTATION AND SUMMARY
The accompanying condensed consolidated financial statements relate to Waste Connections, Inc. and its subsidiaries (“WCI” or the “Company”) for the six month periods ended June 30, 2009 and 2010. In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows and equity and comprehensive income include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with U.S. generally accepted accounting principles (“GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include accounting for landfills, self-insurance, income taxes, allocation of acquisition purchase price and asset impairments. An additional area that involves estimation is when the Company estimates the amount of potential exposure it may have with respect to litigation, claims and assessments in accordance with the accounting guidance on contingencies. Actual results for all estimates could differ materially from the estimates and assumptions that the Company uses in the preparation of its condensed consolidated financial statements.
Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company’s 2009 Annual Report on Form 10-K.
2. NEW ACCOUNTING STANDARDS
Fair Value Measurements and Disclosures. In January 2010, the Financial Accounting Standards Board (“FASB”) issued additional guidance on fair value disclosures. The new guidance clarifies two existing disclosure requirements and requires two new disclosures as follows: (1) a “gross” presentation of activities (purchases, sales, and settlements) within the Level 3 rollforward reconciliation, which will replace the “net” presentation format (previously, companies could elect the gross or net presentation); and (2) detailed disclosures about the transfers in and out of Level 1 and 2 measurements. This guidance is effective for the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward information, which is required for annual reporting periods beginning after December 15, 2010, and for interim reporting periods within those years. Early application is permitted. The Company adopted the fair value disclosures guidance on January 1, 2010. The Company elected the gross presentation of activities within the Level 3 rollforward reconciliation when it adopted the original fair value disclosure guidance so no change is required under this new guidance (see Notes 10 and 12).

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
3. STOCK-BASED COMPENSATION
A summary of activity related to restricted stock units under the Second Amended and Restated 2004 Equity Incentive Plan (as amended and restated), as of December 31, 2009, and changes during the six month period ended June 30, 2010, is presented below:

Unvested
Shares
Outstanding at December 31, 2009	994,678
Granted	385,067
Forfeited	(14,690)
Vested	(324,691)

Outstanding at June 30, 2010	1,040,364

The weighted average grant date fair value per share for the shares of common stock underlying the restricted stock units granted during the six month period ended June 30, 2010 was $31.94. During the six months ended June 30, 2009 and 2010, the Company’s stock-based compensation expense from restricted stock units was $4,286 and $5,492, respectively. Pursuant to an amendment approved by our stockholders at our annual meeting of stockholders on May 7, 2010, the plan referenced above became known as our Third Amended and Restated 2004 Equity Incentive Plan.
4. FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s financial instruments consist primarily of cash, trade receivables, restricted assets, trade payables, debt instruments, interest rate swaps and fuel hedges. As of December 31, 2009 and June 30, 2010, the carrying values of cash, trade receivables, restricted assets, and trade payables are considered to be representative of their respective fair values. The carrying values of the Company’s debt instruments, excluding the 3.75% Convertible Senior Notes due 2026 (the “2026 Notes”), the 6.22% Senior Notes due 2015 (the “2015 Notes”) and the 5.25% Senior Notes due 2019 (the “2019 Notes”), approximate their fair values as of December 31, 2009 and June 30, 2010, based on current borrowing rates for similar types of borrowing arrangements. The Company’s 2026 Notes had a carrying value of $193,754 and a fair value of approximately $218,234 at December 31, 2009, based on the publicly quoted trading price of these notes. The Company redeemed the $200,000 aggregate principle amount of its 2026 Notes on April 1, 2010. The Company’s 2015 Notes had a carrying value of $175,000 and a fair value of approximately $188,895 and $198,135 at December 31, 2009 and June 30, 2010, respectively, based on quotes of bonds with similar ratings in similar industries. The Company’s 2019 Notes had a carrying value of $175,000 and a fair value of approximately $170,538 and $181,702 at December 31, 2009 and June 30, 2010, respectively, based on quotes of bonds with similar ratings in similar industries. For details on the fair value of the Company’s interest rate swaps and fuel hedges, refer to Note 12.
5. LANDFILL ACCOUNTING
At June 30, 2010, the Company owned 34 landfills, and operated, but did not own, three landfills under life-of-site operating agreements and six landfills under limited-term operating agreements. The Company’s landfills had site costs with a net book value of $731,847 at June 30, 2010. With the exception of two owned landfills that only accept construction and demolition waste, all landfills that the Company owns or operates are municipal solid waste landfills. For the Company’s six landfills operated under limited-term operating agreements, the owner of the property (generally a municipality) usually owns the permit and the Company operates the landfill for a contracted term, which may be the life of the landfill. Where the contracted term is not the life of the landfill, the property owner is generally responsible for final capping, closure and post-closure obligations. The Company is responsible for all final capping, closure and post-closure liabilities for the three landfills that it operates under life-of-site operating agreements.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
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
Based on remaining permitted capacity as of June 30, 2010, and projected annual disposal volumes, the average remaining landfill life for the Company’s owned landfills and landfills operated under life-of-site operating agreements is estimated to be approximately 40 years. The Company is currently seeking to expand permitted capacity at six of its owned landfills and one landfill that it operates under a life-of-site operating agreement, and considers the achievement of these expansions to be probable. Although the Company cannot be certain that all future expansions will be permitted as designed, the average remaining life, when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume, of the Company’s owned landfills and landfills operated under life-of-site operating agreements is 51 years, with lives ranging from 1 to 199 years.
During the six months ended June 30, 2009 and 2010, the Company expensed $14,222 and $18,590, respectively, or an average of $2.90 and $3.04 per ton consumed, respectively, related to landfill depletion at owned landfills and landfills operated under life-of-site agreements.
The Company reserves for final capping, closure and post-closure maintenance obligations at the landfills it owns and landfills it operates under life-of-site operating agreements. The Company calculates the net present value of its final capping, closure and post-closure commitments by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure and discounting the inflated total to its present value using a credit-adjusted risk-free rate. Any changes in expectations that result in an upward revision to the estimated undiscounted cash flows are treated as a new liability and are inflated and discounted at rates reflecting current market conditions. Downward revisions (or if there are no changes) to the estimated undiscounted cash flows are inflated and discounted at rates reflecting the market conditions at the time the cash flows were originally estimated. This policy results in the Company’s capping, closure and post-closure liabilities being recorded in “layers.” At January 1, 2010, the Company decreased its discount rate assumption for purposes of computing 2010 “layers” for final capping, closure and post-closure obligations from 9.25% to 6.5%, in order to more accurately reflect the Company’s long-term cost of borrowing as of the end of 2009. Consistent with the prior year, the Company’s inflation rate assumption is 2.5%. The resulting final capping, closure and post-closure obligation is recorded on the balance sheet as an addition to site costs and amortized to depletion expense as the landfills’ airspace is consumed. Interest is accreted on the recorded liability using the corresponding discount rate. During the six months ended June 30, 2009 and 2010, the Company expensed $912 and $880, respectively, or an average of $0.19 and $0.14 per ton consumed, respectively, related to final capping, closure and post-closure accretion expense.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
The following is a reconciliation of the Company’s final capping, closure and post-closure liability balance from December 31, 2009 to June 30, 2010:

Final capping, closure and post-closure liability at December 31, 2009	$32,235
Adjustments to final capping, closure and post-closure liabilities	(7,245)
Liabilities incurred	1,548
Accretion expense	880
Closure payments	(86)

Final capping, closure and post-closure liability at June 30, 2010	$27,332

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
At June 30, 2010, $26,040 of the Company’s restricted assets balance was for purposes of securing our performance of future final capping, closure and post-closure obligations.
6. LONG-TERM DEBT
Long-term debt consists of the following:

	December 31,	June 30,
	2009	2010
Revolver under Credit Facility, bearing interest ranging from 0.85% to 3.25%*	$269,000	$452,000
2026 Notes, bearing interest at 3.75%, net of discount of $6,246 as of December 31, 2009	193,754	—
2015 Notes, bearing interest at 6.22%	175,000	175,000
2019 Notes, bearing interest at 5.25%	175,000	175,000
Tax-exempt bonds, bearing interest ranging from 0.19% to 0.40%*	50,615	40,270
Notes payable to sellers in connection with acquisitions, bearing interest at 6.05% to 10.35%*	4,872	3,290
Notes payable to third parties, bearing interest at 1.0% to 10.9%*	1,922	3,270

	870,163	848,830
Less — current portion	(2,609)	(1,922)

	$867,554	$846,908

*	Interest rates in the table above represent the range of interest rates incurred during the six month period ended June 30, 2010.
In January 2010, the Company gave notice to redeem two of its tax-exempt bonds with a remaining principal balance of $10,275. The Company paid the principal, accrued interest and call premium on these bonds on March 1, 2010.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
In 2006, the Company issued its 2026 Notes with an aggregate principal amount of $200,000. The 2026 Notes were convertible into cash and, if applicable, shares of the Company’s common stock based on an initial conversion rate of 29.4118 shares of common stock per $1 principal amount of 2026 Notes (which was equal to an initial conversion price of approximately $34 per share), subject to adjustment, and only under certain circumstances. Upon a surrender of the 2026 Notes for conversion, the Company delivered cash equal to the lesser of the aggregate principal amount of notes to be converted or its total conversion obligation.
On April 1, 2010, the Company redeemed the $200,000 aggregate principal amount of its 2026 Notes. Holders of the notes chose to convert a total of $22,700 principal amount of the notes. In addition to paying the principal amount of these notes with proceeds from its credit facility, the Company issued 21,906 shares of its common stock in connection with the conversion and redemption. The Company redeemed the balance of $177,300 principal amount of the notes with proceeds from its credit facility. All holders of the notes also received accrued interest of $0.01875 per $1 principal amount of the notes and an interest make-whole payment of $0.037396 per $1 principal amount of the notes. As a result of the redemption, the Company recognized $9,734 of pre-tax expense ($6,035 net of taxes) in April 2010.
7. ACQUISITIONS
Acquisitions are accounted for under the acquisition method of accounting. The results of operations of the acquired businesses have been included in the Company’s consolidated financial statements from their respective acquisition dates.
During the six months ended June 30, 2009, the Company completed the acquisition of 100% interests in certain operations from Republic Services, Inc. and some of its subsidiaries and affiliates (“Republic”). In addition to the acquisitions from Republic, the Company acquired three individually immaterial non-hazardous solid waste collection, disposal and recycling businesses during the six months ended June 30, 2009. During the six months ended June 30, 2010, the Company acquired 10 individually immaterial non-hazardous solid waste collection and recycling businesses. The acquisitions completed during the six months ended June 30, 2009 and 2010, were not material to the Company’s results of operations, either individually or in the aggregate. As a result, pro forma financial information has not been provided. The Company expects these acquired businesses to contribute towards the achievement of one of the components of the Company’s growth strategy — expansion through acquisitions.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
The following table summarizes the consideration transferred and the amounts of identified assets acquired and liabilities assumed at the acquisition date for acquisitions consummated in the six months ended June 30, 2009 and 2010:

	2009	2010
	Acquisitions	Acquisitions
Fair value of consideration transferred:
Cash	$384,165	$3,849
Debt assumed	2,782	281

	386,947	4,130

Recognized amounts of identifiable assets acquired and liabilities assumed:
Accounts receivable	12,517	468
Other current assets	1,601	157
Property and equipment	291,365	802
Long-term franchise agreements and contracts	4,130	175
Customer lists	30,179	851
Other intangibles	18,331	—
Accounts payable	(211)	—
Accrued liabilities	(973)	(527)
Deferred revenue	(3,617)	(50)
Other long-term liabilities	(8,489)	—

Total identifiable net assets	344,833	1,876

Goodwill	$42,114	$2,254

The goodwill is attributable to the synergies and ancillary growth opportunities expected to arise after the Company’s acquisition of these businesses. Substantially all of the goodwill acquired from these acquisitions is expected to be deductible for tax purposes.
The fair value of acquired working capital related to five acquisitions completed during the last 12 months is provisional pending receipt of information from the acquiree to support the fair value of the assets acquired and liabilities assumed.
The gross amount of trade receivables due under contracts acquired during the period ended June 30, 2009, is $13,236, of which $719 is expected to be uncollectible. The gross amount of trade receivables due under contracts acquired during the period ended June 30, 2010, is $474, of which $6 is expected to be uncollectible. The Company did not acquire any other class of receivable as a result of the acquisition of these businesses.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
A reconciliation of the Fair value of consideration transferred, as disclosed in the table above, to Payments for acquisitions, net of cash acquired, as reported in the Condensed Consolidated Statements of Cash Flows is as follows:

	Six months ended June 30,
	2009	2010
Cash consideration transferred	$384,165	$3,849
Payment of contingent consideration	2,000	—
Payment of acquisition-related liabilities	947	—

Payments for acquisitions, net of cash acquired	$387,112	$3,849

The $2,000 of contingent consideration paid during the six months ended June 30, 2009, represented additional purchase price for an acquisition closed in 2007. Acquisition-related liabilities are liabilities paid in the period shown above that were accrued for in a previous year.
During the six month periods ended June 30, 2009 and 2010, the Company incurred $3,282 and $395, respectively, of third-party acquisition-related costs. These expenses are included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Income.
8. INTANGIBLE ASSETS
Intangible assets, exclusive of goodwill, consisted of the following at June 30, 2010:

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Amortizable intangible assets:
Long-term franchise agreements and contracts	$186,821	$(21,998)	$164,823
Customer lists	58,422	(14,524)	43,898
Non-competition agreements	9,439	(5,737)	3,702
Other	21,236	(2,054)	19,182

	275,918	(44,313)	231,605
Nonamortized intangible assets:
Indefinite-lived intangible assets	116,160	—	116,160

Intangible assets, exclusive of goodwill	$392,078	$(44,313)	$347,765

The weighted-average amortization periods of long-term franchise agreements and contracts, and customer lists acquired during the six months ended June 30, 2010, are 36.0 years and 8.7 years, respectively.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
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
Estimated future amortization expense for the next five years of amortizable intangible assets is as follows:

For the year ending December 31, 2010	$14,290
For the year ending December 31, 2011	$14,191
For the year ending December 31, 2012	$13,877
For the year ending December 31, 2013	$12,464
For the year ending December 31, 2014	$11,811
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

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
Summarized financial information concerning the Company’s reportable segments for the three and six months ended June 30, 2009 and 2010, is shown in the following tables:

				Operating Income
				(Loss) Before
				Depreciation,
Three Months				Amortization and
Ended June 30,	Gross	Intercompany	Net	Gain (Loss) on
2009	Revenues	Revenues(b)	Revenues	Disposal of Assets(c)
Western	$178,820	$(21,401)	$157,419	$47,809
Central	80,211	(9,293)	70,918	24,344
Southern	88,580	(14,087)	74,493	24,090
Corporate(a)	—	—	—	(5,242)

	$347,611	$(44,781)	$302,830	$91,001

				Operating Income
				Before Depreciation,
Three Months				Amortization and
Ended June 30,	Gross	Intercompany	Net	Gain (Loss) on
2010	Revenues	Revenues(b)	Revenues	Disposal of Assets(c)
Western	$199,303	$(23,342)	$175,961	$53,792
Central	84,895	(10,013)	74,882	25,178
Southern	96,417	(16,783)	79,634	25,992
Corporate(a)	—	—	—	1,816

	$380,615	$(50,138)	$330,477	$106,778

				Operating Income
				(Loss) Before
				Depreciation,
Six Months				Amortization and
Ended June 30,	Gross	Intercompany	Net	Gain (Loss) on
2009	Revenues	Revenues(b)	Revenues	Disposal of Assets(c)
Western	$340,539	$(40,825)	$299,714	$88,583
Central	151,336	(16,951)	134,385	44,264
Southern	155,708	(24,301)	131,407	43,266
Corporate(a)	—	—	—	(9,656)

	$647,583	$(82,077)	$565,506	$166,457

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

				Operating Income
				Before Depreciation,
Six Months				Amortization and
Ended June 30,	Gross	Intercompany	Net	Gain (Loss) on
2010	Revenues	Revenues(b)	Revenues	Disposal of Assets(c)
Western	$387,787	$(44,823)	$342,964	$104,238
Central	158,262	(17,798)	140,464	45,731
Southern	186,604	(32,014)	154,590	49,966
Corporate(a)	—	—	—	1,736

	$732,653	$(94,635)	$638,018	$201,671

(a)	Corporate functions include accounting, legal, tax, treasury, information technology, risk management, human resources, training and other administrative functions.

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

The following tables show changes in goodwill during the six months ended June 30, 2009 and 2010, by reportable segment:

	Western	Central	Southern	Total
Balance as of December 31, 2008	$257,560	$313,145	$266,225	$836,930
Goodwill acquired	2,105	514	39,495	42,114
Goodwill divested	—	—	(1,526)	(1,526)

Balance as of June 30, 2009	$259,665	$313,659	$304,194	$877,518

	Western	Central	Southern	Total
Balance as of December 31, 2009	$291,781	$313,366	$301,563	$906,710
Goodwill transferred	20,295	(20,295)	—	—
Goodwill acquired	682	1,523	49	2,254
Goodwill divested	—	(64)	(1,111)	(1,175)

Balance as of June 30, 2010	$312,758	$294,530	$300,501	$907,789

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

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
A reconciliation of the Company’s primary measure of segment profitability (operating income before depreciation, amortization and gain (loss) on disposal of assets for reportable segments) to Income before income tax provision in the Condensed Consolidated Statements of Income is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2010	2009	2010
Operating income before depreciation, amortization and gain (loss) on disposal of assets	$91,001	$106,778	$166,457	$201,671
Depreciation	(30,061)	(33,464)	(54,900)	(64,908)
Amortization of intangibles	(3,205)	(3,598)	(5,681)	(7,184)
Gain (loss) on disposal of assets	1,683	(365)	1,176	(622)
Interest expense	(12,307)	(9,161)	(24,557)	(21,423)
Interest income	116	165	1,141	318
Loss on extinguishment of debt	—	(9,734)	—	(10,193)
Other income (expense), net	171	(169)	177	469

Income before income tax provision	$47,398	$50,452	$83,813	$98,128

The following table shows, for the periods indicated, the Company’s total reported revenues by service line and with intercompany eliminations:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2010	2009	2010
Collection	$226,512	$238,108	$436,295	$467,178
Disposal and transfer	105,316	116,186	181,583	216,855
Intermodal, recycling and other	15,783	26,321	29,705	48,620

	347,611	380,615	647,583	732,653
Less: intercompany elimination	(44,781)	(50,138)	(82,077)	(94,635)

Total revenues	$302,830	$330,477	$565,506	$638,018

10. DERIVATIVE FINANCIAL INSTRUMENTS
The Company recognizes all derivatives on the balance sheet at fair value. All of the Company’s derivatives have been designated as cash flow hedges; therefore, the effective portion of the changes in the fair value of derivatives will be recognized in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of the changes in the fair value of derivatives will be immediately recognized in earnings. The Company classifies cash inflows and outflows from derivatives within operating activities in the Condensed Consolidated Statements of Cash Flows.
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

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
At June 30, 2010, the Company’s derivative instruments included five interest rate swap agreements as follows:

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
At June 30, 2010, the Company’s derivative instruments included nine fuel hedge agreements as follows:

		Diesel
	Notional	Rate
	Amount	Paid
	(in gallons	Fixed	Diesel Rate Received		Expiration
Date Entered	per month)	(per gallon)	Variable	Effective Date	Date
October 2008	250,000	$3.750	DOE Diesel Fuel Index*	January 2009	December 2010
October 2008	100,000	$3.745	DOE Diesel Fuel Index*	January 2009	December 2010
October 2008	250,000	$3.500	DOE Diesel Fuel Index*	January 2009	December 2010
December 2008	100,000	$3.000	DOE Diesel Fuel Index*	January 2010	December 2010
December 2008	150,000	$3.000	DOE Diesel Fuel Index*	January 2010	December 2010
December 2008	150,000	$2.820	DOE Diesel Fuel Index*	January 2010	December 2010
December 2008	150,000	$2.700	DOE Diesel Fuel Index*	January 2010	December 2010
December 2008	400,000	$2.950	DOE Diesel Fuel Index*	January 2011	December 2011
December 2008	400,000	$3.030	DOE Diesel Fuel Index*	January 2012	December 2012

*
If the national U.S. on-highway average price for a gallon of diesel fuel (“average price”), as published by the Department of Energy, exceeds the contract price per gallon, the Company receives the difference between the average price and the contract price (multiplied by the notional number of gallons) from the counterparty. If the average price is less than the contract price per gallon, the Company pays the difference to the counterparty.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
The fair values of derivative instruments designated as cash flow hedges as of June 30, 2010, are as follows:

Derivatives Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps		$—	Accrued liabilities(a)	$(6,971)
		—	Other long-term liabilities	(4,953)
Fuel hedges	Accrued liabilities(b)	577	Accrued liabilities(b)	(2,330)
	Other assets, net	878		—

Total derivatives designated as cash flow hedges		$1,455		$(14,254)

(a)
Represents the estimated amount of the existing unrealized losses on interest rate swaps as of June 30, 2010 (based on the interest rate yield curve at that date), included in accumulated other comprehensive loss expected to be reclassified into pre-tax earnings within the next 12 months. The actual amounts reclassified into earnings are dependent on future movements in interest rates.

(b)
The net balance of $1,753 represents the estimated amount of the existing unrealized losses on fuel hedges as of June 30, 2010 (based on the forward DOE diesel fuel index curve at that date), included in accumulated other comprehensive loss expected to be reclassified into pre-tax earnings within the next 12 months. The actual amounts reclassified into earnings are dependent on future movements in diesel fuel prices.

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

The following table summarizes the impact of the Company’s cash flow hedges on the results of operations, comprehensive income and accumulated other comprehensive loss (“AOCL”) for the three months ended June 30, 2009 and 2010:

	Amount of Gain or (Loss)			Amount of (Gain) or Loss
	Recognized in AOCL on		Statement of	Reclassified from AOCL into
Derivatives Designated as Cash	Derivatives,		Income	Earnings, Net of Tax
Flow Hedges	Net of Tax (Effective Portion)		Classification	(Effective Portion)
	Three Months Ended June 30,			Three Months Ended June 30,
	2009	2010		2009	2010
Interest rate swaps	$3,561	$(3,080)	Interest expense	$2,567	$1,431
Fuel hedges	5,287	(1,269)	Cost of operations	1,480	257

Total	$8,848	$(4,349)		$4,047	$1,688

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
The following table summarizes the impact of the Company’s cash flow hedges on the results of operations, comprehensive income and AOCL for the six months ended June 30, 2009 and 2010:

	Amount of Gain or (Loss)			Amount of (Gain) or Loss
Derivatives	Recognized in AOCL on		Statement of	Reclassified from AOCL into
Designated as Cash	Derivatives,		Income	Earnings, Net of Tax
Flow Hedges	Net of Tax (Effective Portion)		Classification	(Effective Portion)
	Six Months Ended June 30,			Six Months Ended June 30,
	2009	2010		2009	2010
Interest rate swaps	$1,001	$(5,435)	Interest expense	$5,063	$2,869
Fuel hedges	393	(1,919)	Cost of operations	3,107	1,441

Total	$1,394	$(7,354)		$8,170	$4,310

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
The Company measures and records ineffectiveness on the fuel hedges in Cost of operations in the Condensed Consolidated Statements of Income on a monthly basis based on the difference between the DOE index price and the actual price of diesel fuel purchased, multiplied by the notional number of gallons on the contracts. There was no significant ineffectiveness recognized on the fuel hedges during the six months ended June 30, 2009 and 2010.
See Note 13 for further discussion on the impact of the Company’s hedge accounting to its consolidated Comprehensive income and AOCL.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
11. NET INCOME PER SHARE INFORMATION
The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income per common share attributable to the Company’s common stockholders for the three and six months ended June 30, 2009 and 2010:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2010	2009	2010
Numerator:
Net income attributable to Waste Connections for basic and diluted earnings per share	$30,438	$30,400	$52,416	$57,973

Denominator:
Basic shares outstanding	80,066,643	77,495,800	80,015,325	77,600,760
Dilutive effect of stock options and warrants	706,018	616,361	713,897	686,826
Dilutive effective of restricted stock	60,689	209,673	67,209	210,782

Diluted shares outstanding	80,833,350	78,321,834	80,796,431	78,498,368

For the three months ended June 30, 2009 and 2010, stock options and warrants to purchase 40,950 and 606 shares of common stock, respectively, were excluded from the computation of diluted earnings per share as they were anti-dilutive. For the six months ended June 30, 2009 and 2010, stock options and warrants to purchase 40,950 and 2,186 shares of common stock, respectively, were excluded from the computation of diluted earnings per share as they were anti-dilutive. The 2026 Notes were not dilutive during the three months ended June 30, 2009, or the six months ended June 30, 2009 and 2010. On April 1, 2010, the Company redeemed the aggregate principal amount of its 2026 Notes.
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

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
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
The Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2009 and June 30, 2010, were as follows:

	Fair Value Measurement at December 31, 2009 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap derivative instruments — net liability position	$(7,761)	$—	$(7,761)	$—
Fuel hedge derivative instruments — net liability position	$(104)	$—	$—	$(104)
Restricted assets	$27,617	$27,617	$—	$—

	Fair Value Measurement at June 30, 2010 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap derivative instruments — net liability position	$(11,924)	$—	$(11,924)	$—
Fuel hedge derivative instruments — net liability position	$(875)	$—	$—	$(875)
Restricted assets	$28,933	$28,933	$—	$—
During the six months ended June 30, 2010, there were no fair value measurements of assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
The following table summarizes the change in the fair value for Level 3 derivatives for the six months ended June 30, 2009:

Level 3
Derivatives
Balance as of December 31, 2008	$(10,812)
Realized losses included in earnings	4,996
Unrealized gains included in AOCL	667

Balance as of June 30, 2009	$(5,149)

The following table summarizes the change in the fair value for Level 3 derivatives for the six months ended June 30, 2010:

Level 3
Derivatives
Balance as of December 31, 2009	$(104)
Realized losses included in earnings	2,324
Unrealized losses included in AOCL	(3,095)

Balance as of June 30, 2010	$(875)

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
13. COMPREHENSIVE INCOME
Comprehensive income includes changes in the fair value of interest rate swaps and fuel hedges that qualify for hedge accounting. The components of other comprehensive income (loss) and related tax effects for the three and six month periods ended June 30, 2009 and 2010, are as follows:

	Three months ended June 30, 2009
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$4,127	$(1,560)	$2,567
Fuel hedge amounts reclassified into cost of operations	2,379	(899)	1,480
Changes in fair value of interest rate swaps	5,815	(2,254)	3,561
Changes in fair value of fuel hedges	8,552	(3,265)	5,287

	$20,873	$(7,978)	$12,895

	Three months ended June 30, 2010
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$2,309	$(878)	$1,431
Fuel hedge amounts reclassified into cost of operations	414	(157)	257
Changes in fair value of interest rate swaps	(4,968)	1,888	(3,080)
Changes in fair value of fuel hedges	(2,046)	777	(1,269)

	$(4,291)	$1,630	$(2,661)

Total comprehensive income for the three months ended June 30, 2009 and 2010 was $43,577 and $27,976, respectively.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

	Six months ended June 30, 2009
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$8,139	$(3,076)	$5,063
Fuel hedge amounts reclassified into cost of operations	4,996	(1,889)	3,107
Changes in fair value of interest rate swaps	1,698	(697)	1,001
Changes in fair value of fuel hedges	667	(274)	393

	$15,500	$(5,936)	$9,564

	Six months ended June 30, 2010
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$4,628	$(1,759)	$2,869
Fuel hedge amounts reclassified into cost of operations	2,324	(883)	1,441
Changes in fair value of interest rate swaps	(8,791)	3,356	(5,435)
Changes in fair value of fuel hedges	(3,095)	1,176	(1,919)

	$(4,934)	$1,890	$(3,044)

A rollforward of the amounts included in AOCL, net of taxes, is as follows:

			Accumulated
			Other
		Interest	Comprehensive
	Fuel Hedges	Rate Swaps	Loss
Balance at December 31, 2009	$(66)	$(4,826)	$(4,892)
Amounts reclassified into earnings	1,441	2,869	4,310
Change in fair value	(1,919)	(5,435)	(7,354)

Balance at June 30, 2010	$(544)	$(7,392)	$(7,936)

See Note 10 for further discussion on the Company’s derivative instruments.
14. SHARE REPURCHASE PROGRAM
The Company’s Board of Directors has authorized a common stock repurchase program for the repurchase of up to $800,000 of common stock through December 31, 2012. Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. The timing and amounts of any repurchases will depend on many factors, including the Company’s capital structure, the market price of the common stock and overall market conditions. During the six months ended June 30, 2009, the Company did not repurchase common stock. During the six months ended June 30, 2010, the Company repurchased 2,491,074 shares of its common stock under this program at a cost of $83,665. As of June 30, 2010, the remaining maximum dollar value of shares available for repurchase under the program was approximately $233,927. The Company’s policy related to repurchases of its common stock is to charge any excess of cost over par value entirely to additional paid-in capital.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
15. COMMITMENTS AND CONTINGENCIES
The Company’s subsidiary, High Desert Solid Waste Facility, Inc. (formerly known as Rhino Solid Waste, Inc.) (“HDSWF”), owns undeveloped property in Chaparral, New Mexico, for which it sought a permit to operate a municipal solid waste landfill. After a public hearing, the New Mexico Environment Department (the “Department”) approved the permit for the facility on January 30, 2002. Colonias Development Council (“CDC”), a nonprofit organization, opposed the permit at the public hearing and appealed the Department’s decision to the courts of New Mexico, primarily on the grounds that the Department failed to consider the social impact of the landfill on the community of Chaparral, and failed to consider regional planning issues. On July 18, 2005, in Colonias Dev. Council v. Rhino Envtl. Servs., Inc. (In re Rhino Envtl. Servs.), 2005 NMSC 24, 117 P.3d 939, the New Mexico Supreme Court remanded the matter back to the Department to conduct a limited public hearing on certain evidence that CDC claims was wrongfully excluded from consideration by the hearing officer, and to allow the Department to reconsider the evidence already proffered concerning the impact of the landfill on the surrounding community’s quality of life. The parties have agreed to postpone the hearing until November 2010 at the earliest to allow the Company time to explore a possible relocation of the landfill to the approximately 325 acres of undeveloped land HDSWF purchased from the State of New Mexico in July 2009. HDSWF expects to file a formal landfill permit application in the third quarter of 2010 with the Department in an effort to relocate the landfill to that property. At June 30, 2010, the Company had $11,493 of capitalized expenditures related to this landfill development project. If the Company is not ultimately issued a permit to operate the landfill, the Company will be required to expense in a future period the $11,493 of capitalized expenditures, less the recoverable value of the undeveloped property and other amounts recovered, which would likely have a material adverse effect on the Company’s results of operations for that period.
The Company opened a municipal solid waste landfill in Harper County, Kansas in January 2006, following the issuance by the Kansas Department of Health and Environment (“KDHE”) of a final permit to operate the landfill. The landfill has operated continuously since that time. On October 3, 2005, landfill opponents filed a suit (Board of Comm’rs of Sumner County, Kansas, Tri-County Concerned Citizens and Dalton Holland v. Roderick Bremby, Sec’y of the Kansas Dep’t of Health and Env’t, et al.) in the District Court of Shawnee County, Kansas, seeking a judicial review of KDHE’s decision to issue the permit, alleging that a site analysis prepared for the Company and submitted to KDHE as part of the process leading to the issuance of the permit was deficient in several respects. The action sought to stay the effectiveness of the permit and to nullify it. The Company intervened in this lawsuit shortly after it was filed. On April 7, 2006, the District Court issued an order denying the plaintiffs’ request for judicial review on the grounds that they lacked standing to bring the action. The plaintiffs appealed that decision to the Kansas Court of Appeals, and on October 12, 2007, the Court of Appeals issued an opinion reversing and remanding the District Court’s decision. The Company appealed the decision to the Kansas Supreme Court, and on July 25, 2008, the Supreme Court affirmed the decision of the Court of Appeals and remanded the case to the District Court for further proceedings on the merits. Plaintiffs filed a second amended petition on October 22, 2008, and the Company filed a motion to strike various allegations contained within the second amended petition. On July 2, 2009, the District Court granted in part and denied in part the Company’s motion to strike. The District Court also set a new briefing schedule, and the parties completed the briefing earlier this year. Oral argument in the case is scheduled for September 27, 2010. While the Company believes that it will prevail in this case, the District Court could remand the matter back to KDHE for additional review of its decision or could revoke the permit. An order of remand to KDHE would not necessarily affect the Company’s continued operation of the landfill. Only in the event that a final adverse determination with respect to the permit is received would there likely be a material adverse effect on the Company’s reported results of operations in the future. The Company cannot estimate the amount of any such material adverse effect.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
One of the Company’s subsidiaries, El Paso Disposal, LP (“EPD”), is a party to administrative proceedings before the National Labor Relations Board (“NLRB”). In these proceedings, the union has alleged various unfair labor practices relating to the failure to reach agreement on first contracts and the resultant strike by, and the replacement of and a failure to recall, previous employees. On April 29, 2009, following a hearing, an administrative law judge issued a recommended Decision and Order finding violations of the National Labor Relations Act by EPD and recommended to the NLRB that EPD take remedial actions, including reinstating certain employees and their previous terms and conditions of employment, refraining from certain conduct, returning to the bargaining table and providing a “make whole” remedy. EPD filed exceptions to the administrative law judge’s recommendations on June 30, 2009. Thereafter, the parties exchanged answers and response briefs, and the matter is currently on appeal to the NLRB. On July 27, 2009, the NLRB’s regional office in Phoenix, Arizona filed a petition in federal court seeking an injunction to reinstate the previous employees and order the parties to return to bargaining while the appeal is pending. The hearing on the injunction was held on August 19, 2009, and on October 30, 2009, the court granted the requested relief. EPD has appealed the court’s order to the Fifth Circuit Court of Appeals, and a hearing on the appeal is scheduled for August 2, 2010. Several related unfair labor practice charges alleging failure to bargain and improper recall were subsequently filed against EPD. The charges were heard by an administrative law judge the week of August 24, 2009, and on December 2, 2009, the administrative law judge issued his recommended Decision and Order granting part of the requested relief, while denying part, but the issues were effectively subsumed by the interim injunction. Both parties filed exceptions to the judge’s recommendations, exchanged answers and response briefs, and that matter is also currently on appeal to the NLRB.
On January 22, 2010 and March 5, 2010, the union filed new unfair labor practice charges concerning events relating to the ongoing contract negotiations process. On May 28, 2010, the NLRB issued a complaint alleging unfair labor practices, including alleged unlawful threats and coercive statements, refusal to provide striking employees with full and unconditional reinstatement, reduction of earning opportunities for striking employees, implementation of new routes for drivers, implementation of a new longevity bonus plan, use of video footage captured by surveillance camera to discipline employees, change to the driver training program, change to the uniform practice and bargaining proposals that were “predictably unacceptable” to the union. EPD filed an answer denying any wrongdoing. Further, EPD believes it has resolved many of these allegations through negotiations with the union. A hearing on this complaint is scheduled for August 31, 2010. EPD intends to continue to defend these proceedings vigorously.
Most recently, on June 11, 2010, June, 24, 2010, and June 30, 2010, the union filed new unfair labor practice charges alleging that EPD has unlawfully failed to provide relevant information requested by the union, and unilaterally changed terms and working conditions of employment (by unspecified acts) resulting in a reduced size of the bargaining unit, implementing new work schedules, suspending an employee with pay due to an accident, reassigning and/or changing work assignments among bargaining unit employees and intimidating and coercing employees by suspending strikers involved in accidents and by following drivers excessively while performing their duties. The NLRB has not yet provided any evidentiary basis for these allegations, but EPD is nevertheless currently investigating these allegations and will prepare an appropriate response to the NLRB. At this point, the Company is unable to determine the likelihood of any outcome in this matter, nor is it able to estimate the amount or range of loss or the impact on the Company or its financial condition in the event of an unfavorable outcome.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
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
In December 2009, the Company and PHLF filed briefs vigorously opposing enforcement of Measure E on Constitutional and other grounds. The Company’s position is supported by Solano County, a co-defendant in the Measure E litigation. It is also supported by the Attorney General of the State of California, the National Solid Wastes Management Association and the California Refuse Recycling Council, each of which filed supporting friend of court briefs or letters. In addition, numerous waste hauling companies in California, Oregon and Nevada have intervened on the Company’s side in the state cases, subsequent to their participation in the federal action challenging Measure E discussed below. A hearing on the merits for all three Measure E state cases was held on February 18, 2010.
On May 12, 2010, the Solano County Superior Court issued a written opinion addressing all three cases. The Court upheld Measure E in part by judicially rewriting the law, and then issued a writ of mandamus directing Solano County to enforce Measure E as rewritten. The Court decided that it could cure the law’s discrimination against out-of-county waste by revising Measure E to only limit the importation of waste into Solano County from other counties in California, but not from other states. In the same opinion, the Court rejected the requests from petitioners in the cases for a writ of administrative mandamus to overturn the permit approved by Solano County in June 2009 for the expansion of PHLF’s landfill, thereby leaving the expansion permit in place. Petitioners Sierra Club and SPRAWLDEF filed motions to reconsider in which they asked the Court to issue a writ of administrative mandamus and void PHLF’s expansion permit. The County, the Company and PHLF opposed the motions to reconsider and a hearing was held on June 25, 2010. A decision is expected on the motions to reconsider by mid-September 2010.
After a decision is issued on the motions to reconsider, the Court will enter final judgments and a writ or writs of mandamus in the three cases, which can then be appealed. The Company will appeal the judgments to the California Court of Appeal, and the Company understands that Solano County also intends to appeal the judgments. Once the County notices an appeal, the judgments and writs will be stayed as a matter of law pending the outcome of the appeal. At this point, the Company is unable to determine the likelihood of any outcome in this matter, nor is it able to estimate the amount or range of loss or the impact on the Company or its financial condition in the event of an unfavorable outcome.
In response to the pending three state court actions to enforce Measure E described above, the Company, PHLF and other waste hauling companies in California, Oregon and Nevada that are damaged by Measure E and would be further damaged if Measure E was enforced filed a federal lawsuit to enjoin Measure E and have it declared unconstitutional. On September 8, 2009, the coalition brought suit in the United States District Court for the Eastern District of California in Sacramento challenging Measure E under the Commerce Clause of the United States Constitution, captioned Potrero Hills Landfill, Inc. et al. v. County of Solano. In response, SPRAWLDEF, Sierra Club and NCRA intervened in the federal case to defend Measure E and filed motions to dismiss the federal suit, or in the alternative, for the court to abstain from hearing the case in light of the pending state court Measure E actions. On December 23, 2009, the federal court abstained and declined to accept jurisdiction over the Company’s case, holding that Measure E raised unique state issues that should be resolved by the pending state court litigation, and granted the motions to dismiss. The Company filed a notice of appeal to the court’s ruling on January 22, 2010, and the Company’s opening brief is due September 20, 2010.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
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
In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business. Except as noted in the legal cases described above, as of June 30, 2010, there is no current proceeding or litigation involving the Company or of which any of its property is the subject that the Company believes will have a material adverse impact on its business, financial condition, results of operations or cash flows.

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
We are an integrated solid waste services company that provides solid waste collection, transfer, disposal and recycling services in mostly secondary markets in the Western and Southern U.S. We also provide intermodal services for the rail haul movement of cargo and solid waste containers in the Pacific Northwest through a network of six intermodal facilities. We seek to avoid highly competitive, large urban markets and instead target markets where we can provide either solid waste services under exclusive arrangements, or markets where we can be integrated and attain high market share. In markets where waste collection services are provided under exclusive arrangements, or where waste disposal is municipally funded or available at multiple municipal sources, we believe that controlling the waste stream by providing collection services under exclusive arrangements is often more important to our growth and profitability than owning or operating landfills. As of June 30, 2010, we served approximately two million residential, commercial and industrial customers from a network of operations in 26 states: Alabama, Arizona, California, Colorado, Idaho, Illinois, Iowa, Kansas, Kentucky, Michigan, Minnesota, Mississippi, Montana, Nebraska, Nevada, New Mexico, North Carolina, Oklahoma, Oregon, South Carolina, South Dakota, Tennessee, Texas, Utah, Washington and Wyoming. As of that date, we owned or operated a network of 133 solid waste collection operations, 55 transfer stations, six intermodal facilities, 38 recycling operations, 41 municipal solid waste landfills and two construction and demolition landfills.
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

	Three months ended June 30,				Six months ended June 30,
	2009		2010		2009		2010
Collection	$226,512	65.2%	$238,108	62.6%	$436,295	67.4%	$467,178	63.8%
Disposal and transfer	105,316	30.3	116,186	30.5	181,583	28.0	216,855	29.6
Recycling and other	15,783	4.5	26,321	6.9	29,705	4.6	48,620	6.6

	347,611	100.0%	380,615	100.0%	647,583	100.0%	732,653	100.0%

Less: intercompany elimination	(44,781)		(50,138)		(82,077)		(94,635)

Total revenue	$302,830		$330,477		$565,506		$638,018

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
Revenues, net of intercompany eliminations, for our reportable segments are shown in the following table for the periods indicated (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2010	2009	2010
Western	$157,419	$175,961	$299,714	$342,964
Central	70,918	74,882	134,385	140,464
Southern	74,493	79,634	131,407	154,590
Corporate(a)	—	—	—	—

	$302,830	$330,477	$565,506	$638,018

(a)	Corporate functions include accounting, legal, tax, treasury, information technology, risk management, human resources, training and other administrative functions.

Operating income (loss) before depreciation, amortization and gain (loss) on disposal of assets for our reportable segments is shown in the following table for the periods indicated (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2010	2009	2010
Western	$47,809	$53,792	$88,583	$104,238
Central	24,344	25,178	44,264	45,731
Southern	24,090	25,992	43,266	49,966
Corporate(a)	(5,242)	1,816	(9,656)	1,736

	$91,001	$106,778	$166,457	$201,671

(a)	Corporate functions include accounting, legal, tax, treasury, information technology, risk management, human resources, training and other administrative functions.
A reconciliation of Operating income (loss) before depreciation, amortization and gain (loss) on disposal of assets to Income before income tax provision is included in Note 9 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Significant changes in revenue and operating income (loss) before depreciation, amortization and gain (loss) on disposal of assets for our reportable segments for the three and six month periods ended June 30, 2010, compared to the three and six month periods ended June 30, 2009, are discussed below:
Segment Revenue
Revenue in our Western segment increased $18.6 million, or 11.8%, to $176.0 million for the three months ended June 30, 2010, from $157.4 million for the three months ended June 30, 2009, and increased $43.3 million, or 14.4%, to $343.0 million for the six months ended June 30, 2010, from $299.7 million for the six months ended June 30, 2009. For the three months ended June 30, 2010, the components of the increase consisted of revenue acquired from acquisitions closed during, or subsequent to, the three months ended June 30, 2009, of $8.2 million, net price increases of $3.2 million, recyclable commodity sales increases of $5.5 million and other revenue increases of $2.2 million, partially offset by volume decreases of $0.5 million. For the six months ended June 30, 2010, the components of the increase consisted of revenue acquired from acquisitions closed during, or subsequent to, the six months ended June 30, 2009, of $28.4 million, net price increases of $6.5 million, recyclable commodity sales increases of $10.6 million and other revenue increases of $3.8 million, partially offset by volume decreases of $6.0 million.
Revenue in our Central segment increased $4.0 million, or 5.6%, to $74.9 million for the three months ended June 30, 2010, from $70.9 million for the three months ended June 30, 2009, and increased $6.1 million, or 4.5%, to $140.5 million for the six months ended June 30, 2010, from $134.4 million for the six months ended June 30, 2009. For the three months ended June 30, 2010, the components of the increase consisted of net price increases of $2.8 million, recyclable commodity sales increases of $1.0 million and other revenue increases of $0.2 million. For the six months ended June 30, 2010, the components of the increase consisted of revenue acquired from acquisitions closed during, or subsequent to, the six months ended June 30, 2009, of $3.0 million, net price increases of $4.8 million, recyclable commodity sales increases of $1.9 million and other revenue increases of $0.2 million, partially offset by volume decreases of $3.8 million.
Revenue in our Southern segment increased $5.1 million, or 6.9%, to $79.6 million for the three months ended June 30, 2010, from $74.5 million for the three months ended June 30, 2009, and increased $23.2 million, or 17.6%, to $154.6 million for the six months ended June 30, 2010, from $131.4 million for the six months ended June 30, 2009. For the three months ended June 30, 2010, the components of the increase consisted of revenue acquired from acquisitions closed during, or subsequent to, the three months ended June 30, 2009, of $2.7 million, net price increases of $3.3 million, recyclable commodity sales increases of $0.3 million and other revenue increases of $0.2 million, partially offset by volume decreases of $1.4 million. For the six months ended June 30, 2010, the components of the increase consisted of revenue acquired from acquisitions closed during, or subsequent to, the six months ended June 30, 2009, of $20.9 million, net price increases of $5.0 million and recyclable commodity sales increases of $0.6 million, partially offset by volume decreases of $2.6 million and other revenue decreases of $0.7 million.

Segment Operating Income (Loss) before Depreciation, Amortization and Gain (Loss) on Disposal of Assets
Operating income (loss) before depreciation, amortization and gain (loss) on disposal of assets in our Western segment increased $6.0 million, or 12.5%, to $53.8 million for the three months ended June 30, 2010, from $47.8 million for the three months ended June 30, 2009, and increased $15.6 million, or 17.7%, to $104.2 million for the six months ended June 30, 2010, from $88.6 million for the six months ended June 30, 2009. The increases were primarily due to income generated from acquisitions closed during, or subsequent to, the three and six months ended June 30, 2009, and the following changes at operations owned in the comparable periods in 2009 and 2010: increased revenues; decreased labor expenses and decreased legal expenses, partially offset by increased rail transportation expenses at our intermodal operations; increased third party trucking and disposal expenses; increased expenses associated with the cost of purchasing recyclable commodities; increased property taxes and increased franchise fees and taxes on revenues.
Operating income (loss) before depreciation, amortization and gain (loss) on disposal of assets in our Central segment increased $0.9 million, or 3.4%, to $25.2 million for the three months ended June 30, 2010, from $24.3 million for the three months ended June 30, 2009, and increased $1.4 million, or 3.3%, to $45.7 million for the six months ended June 30, 2010, from $44.3 million for the six months ended June 30, 2009. The increases were primarily due to the following changes at operations owned in the comparable periods in 2009 and 2010: increased revenues partially offset by increased third party trucking and transportation expenses; increased facility repairs; increased franchise fees and taxes on revenues and increased advertising expenses.
Operating income (loss) before depreciation, amortization and gain (loss) on disposal of assets in our Southern segment increased $1.9 million, or 7.9%, to $26.0 million for the three months ended June 30, 2010, from $24.1 million for the three months ended June 30, 2009, and increased $6.7 million, or 15.5%, to $50.0 million for the six months ended June 30, 2010, from $43.3 million for the six months ended June 30, 2009. The increases were primarily due to income generated from acquisitions closed during, or subsequent to, the three and six months ended June 30, 2009 and the following changes at operations owned in comparable periods in 2009 and 2010: increased revenues and decreased auto and workers’ compensation expenses, partially offset by increased third party trucking and transportation expenses.
Operating income (loss) before depreciation, amortization and gain (loss) on disposal of assets at Corporate increased $7.0 million, to an income total of $1.8 million for the three months ended June 30, 2010, from a loss total of $5.2 million for the three months ended June 30, 2009, and increased $11.4 million, to an income total of $1.7 million for the six months ended June 30, 2010, from a loss total of $9.7 million for the six months ended June 30, 2009. Our estimated recurring corporate expenses, which can vary from the actual amount of incurred corporate expenses, are allocated to our three geographic operating segments. The increases were primarily due to decreased expenses associated with our prior corporate office facilities, decreased direct acquisition expenses, decreased legal expenses, decreased compensation expense resulting from decreased deferred compensation plan liabilities due to negative market performance of employee deferred compensation contributions, and a decrease in auto and workers’ compensation expense under our high deductible insurance program due to a reduction in projected losses on open claims, partially offset by increased cash and stock-based incentive compensation expense. During the three and six months ended June 30, 2009, we incurred higher direct acquisition expenses due primarily to our acquisition of certain operations from Republic Services, Inc. and we recorded a $1.2 million charge, reflecting the fair value of our liability for remaining rental expenses, net of estimated sublease rentals, at our prior corporate office facilities.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2010
The following table sets forth items in our condensed consolidated statements of income as a percentage of revenues for the periods indicated.

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2010	2009	2010
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of operations	58.0	56.7	58.4	57.1
Selling, general and administrative	11.9	11.0	12.2	11.3
Depreciation	9.9	10.1	9.7	10.2
Amortization of intangibles	1.1	1.1	1.0	1.1
Loss (gain) on disposal of assets	(0.5)	0.1	(0.2)	0.1

Operating income	19.6	21.0	18.9	20.2

Interest expense	(4.1)	(2.8)	(4.3)	(3.4)
Interest income	—	0.1	0.2	0.1
Loss on extinguishment of debt	—	(2.9)	—	(1.6)
Other income (expense)	0.1	(0.1)	—	0.1
Income tax provision	(5.5)	(6.0)	(5.4)	(6.2)
Net income attributable to noncontrolling interests	(0.1)	(0.1)	(0.1)	(0.1)

Net income attributable to Waste Connections	10.0%	9.2%	9.3%	9.1%

Revenues. Total revenues increased $27.7 million, or 9.1%, to $330.5 million for the three months ended June 30, 2010, from $302.8 million for the three months ended June 30, 2009.
Acquisitions closed during, or subsequent to, the three months ended June 30, 2009, increased revenues by approximately $10.9 million.
During the three months ended June 30, 2010, the net increase in prices charged to our customers was $9.3 million, consisting of $8.5 million of core price increases and $0.8 million of fuel, materials and environmental surcharges.
Volume decreases in our existing business during the three months ended June 30, 2010, reduced revenues by approximately $1.9 million. The net decrease in volume was primarily attributable to declines in commercial hauling activity for operations owned in the comparable periods.
Increased commodity prices during the three months ended June 30, 2010, reflecting a recovery of recyclable commodity prices that had declined significantly during the three months ended June 30, 2009, primarily as a result of decreased overseas demand for recyclable commodities, increased revenues by $6.8 million.
Other revenues increased by $2.6 million during the three months ended June 30, 2010, primarily due to an increase in cargo volume at our intermodal operations.
Total revenues increased $72.5 million, or 12.8%, to $638.0 million for the six months ended June 30, 2010, from $565.5 million for the six months ended June 30, 2009.

Acquisitions closed during, or subsequent to, the six months ended June 30, 2009, increased revenues by approximately $52.2 million.
During the six months ended June 30, 2010, the net increase in prices charged to our customers was $16.3 million, consisting of $15.8 million of core price increases and $0.5 million of fuel, materials and environmental surcharges.
Volume decreases in our existing business during the six months ended June 30, 2010, reduced revenues by approximately $12.3 million. The net decrease in volume was primarily attributable to declines in commercial activity, roll off activity and landfill and transfer station volumes for operations owned in the comparable periods. Our volume declines improved from a negative $10.4 million during the three months ended March 31, 2010 to a negative $1.9 million during the three months ended June 30, 2010 as a result of increased stability in our operating markets. We believe that our volume should improve sequentially in the quarter ending September 30, 2010, as a result of continued expected recovery of the economy.
Increased commodity prices during the six months ended June 30, 2010, reflecting a recovery of recyclable commodity prices that had declined significantly during the six months ended June 30, 2009, primarily as a result of decreased overseas demand for recyclable commodities, increased revenues by $13.0 million.
Other revenues increased by $3.3 million during the six months ended June 30, 2010, primarily due to an increase in cargo volume at our intermodal operations.
Cost of Operations. Total cost of operations increased $11.6 million, or 6.6%, to $187.3 million for the three months ended June 30, 2010, from $175.7 million for the three months ended June 30, 2009. Total cost of operations increased $33.9 million, or 10.3%, to $364.3 million for the six months ended June 30, 2010, from $330.4 million for the six months ended June 30, 2009. The increases were primarily attributable to operating costs associated with acquisitions closed during, or subsequent to, the three and six months ended June 30, 2009, increased rail transportation expenses at our intermodal operations, increased third party trucking and transportation expenses due to increased waste disposal internalization and outsourcing these services, increased disposal expenses due to increased disposal rates, increased franchise fees and taxes on revenues due to increased tax rates and changes in the geographic mix of our landfill volumes, increased property taxes, increased facility repairs and increased expenses associated with the cost of purchasing recyclable commodities due to recyclable commodity pricing increases, partially offset by decreased labor expenses due to headcount reductions at our operations owned in the comparable periods, decreased employee medical benefit expenses resulting from decreases in claims cost, decreased diesel fuel expense resulting from lower volumes consumed and lower prices and a decrease in auto and workers’ compensation expense under our high deductible insurance program due to a reduction in projected losses on open claims during the three and six months ended June 30, 2010.
Cost of operations as a percentage of revenues decreased 1.3 percentage points to 56.7% for the three months ended June 30, 2010, from 58.0% for the three months ended June 30, 2009. Cost of operations as a percentage of revenues decreased 1.3 percentage points to 57.1% for the six months ended June 30, 2010, from 58.4% for the six months ended June 30, 2009. The decreases as a percentage of revenues were primarily attributable to decreased labor expenses, decreased fuel expenses, decreased auto and workers’ compensation expenses and decreased employee medical benefit expenses, partially offset by increased rail transportation expenses, increased third party trucking and transportation and increased taxes on revenues.
SG&A. SG&A expenses increased $0.3 million, or 0.6%, to $36.4 million for the three months ended June 30, 2010, from $36.1 million for the three months ended June 30, 2009. SG&A expenses increased $3.3 million, or 4.9%, to $72.0 million for the six months ended June 30, 2010, from $68.7 million for the six months ended June 30, 2009. The increases were primarily the result of additional personnel from acquisitions closed during, or subsequent to, the three and six months ended June 30, 2009, increased cash and stock-based incentive compensation expense, increased advertising expenses and increased employee training expenses, partially offset by a decrease in legal expenses, decreased direct acquisition expenses, decreased expenses associated with our prior corporate office facilities and decreased compensation expense resulting from decreased deferred compensation plan liabilities due to negative market performance of employee deferred compensation contributions. During the three months ended June 30, 2009, we incurred higher direct acquisition expenses due primarily to our acquisition of certain operations from Republic Services, Inc.

SG&A expenses as a percentage of revenues decreased 0.9 percentage points to 11.0% for the three months ended June 30, 2010, from 11.9% for the three months ended June 30, 2009. The decrease as a percentage of revenues was primarily attributable to declines in the aforementioned charge for direct acquisition expenses and decreased deferred compensation expense. SG&A expenses as a percentage of revenues decreased 0.9 percentage points to 11.3% for the six months ended June 30, 2010, from 12.2% for the six months ended June 30, 2009. The decrease as a percentage of revenues was primarily attributable to declines in the aforementioned charges for our prior corporate office facilities and direct acquisition expenses.
Depreciation. Depreciation expense increased $3.4 million, or 11.3%, to $33.5 million for the three months ended June 30, 2010, from $30.1 million for the three months ended June 30, 2009. Depreciation expense increased $10.0 million, or 18.2%, to $64.9 million for the six months ended June 30, 2010, from $54.9 million for the six months ended June 30, 2009. The increases were primarily attributable to depreciation and depletion associated with acquisitions closed during, or subsequent to, the three and six months ended June 30, 2009, increased depletion expense at existing operations and increased depreciation expense associated with additions to our fleet and equipment purchased to support our existing operations.
Depreciation expense as a percentage of revenues increased 0.2 percentage points to 10.1% for the three months ended June 30, 2010, from 9.9% for the three months ended June 30, 2009 due primarily to recording additional depletion expense associated with an adjustment to a landfill closure liability. Depreciation expense as a percentage of revenues increased 0.5 percentage points to 10.2% for the six months ended June 30, 2010, from 9.7% for the six months ended June 30, 2009 due to the aforementioned landfill closure liability adjustment and increased depletion expense at acquired operations.
Amortization of Intangibles. Amortization of intangibles expense increased $0.4 million, or 12.3%, to $3.6 million for the three months ended June 30, 2010, from $3.2 million for the three months ended June 30, 2009. Amortization of intangibles expense increased $1.5 million, or 26.5%, to $7.2 million for the six months ended June 30, 2010, from $5.7 million for the six months ended June 30, 2009. The increases were primarily attributable to amortization on contracts, customer lists and other intangibles acquired during, or subsequent to, the three and six months ended June 30, 2009.
Amortization of intangibles expense as a percentage of revenues was 1.1% for the three months ended June 30, 2010 and 2009. Amortization of intangibles expense as a percentage of revenues increased 0.1 percentage points to 1.1% for the six months ended June 30, 2010, from 1.0% for the six months ended June 30, 2009.
Loss (Gain) on Disposal of Assets. Loss (gain) on disposal of assets increased $2.1 million, or 121.7%, to a loss of $0.4 million for the three months ended June 30, 2010, from a gain of $1.7 million for the three months ended June 30, 2009. Loss (gain) on disposal of assets increased $1.8 million, or 152.8%, to a loss of $0.6 million for the six months ended June 30, 2010, from a gain of $1.2 million for the six months ended June 30, 2009. During the three and six months ended June 30, 2009, we recorded a $1.7 million gain associated with the disposal of a hauling operation in our Southern Region.
Operating Income. Operating income increased $10.0 million, or 16.7%, to $69.4 million for the three months ended June 30, 2010, from $59.4 million for the three months ended June 30, 2009. Operating income increased $21.9 million, or 20.5%, to $129.0 million for the six months ended June 30, 2010, from $107.1 million for the six months ended June 30, 2009. The increases were primarily attributable to increased revenues, partially offset by increased operating costs, increased SG&A expense, and increased depreciation expense and amortization of intangibles expense.
Operating income as a percentage of revenues increased 1.4 percentage points to 21.0% for the three months ended June 30, 2010, from 19.6% for the three months ended June 30, 2009. The increase as a percentage of revenues was due to the previously described 0.9 percentage point decrease in SG&A expense and 1.3 percentage point decrease in cost of operations, partially offset by the 0.2 percentage point increase in depreciation expense and 0.6 percentage point increase in loss (gain) on disposal of operations.

Operating income as a percentage of revenues increased 1.3 percentage points to 20.2% for the six months ended June 30, 2010, from 18.9% for the six months ended June 30, 2009. The increase as a percentage of revenues was due to the previously described 0.9 percentage point decrease in SG&A expense and 1.3 percentage point decrease in cost of operations, partially offset by the combined 0.6 percentage point increase in depreciation expense and amortization of intangibles expense and 0.3 percentage point increase in loss (gain) on disposal of assets.
Interest Expense. Interest expense decreased $3.1 million, or 25.6%, to $9.2 million for the three months ended June 30, 2010, from $12.3 million for the three months ended June 30, 2009. Interest expense decreased $3.2 million, or 12.8%, to $21.4 million for the six months ended June 30, 2010, from $24.6 million for the six months ended June 30, 2009. The decreases were primarily attributable to funding the redemption of our 2026 Notes with borrowings under our credit facility at lower interest rates, a reduction in the amortization of our debt discount on the redeemed 2026 Notes and reduced average borrowing rates on the portion of our credit facility borrowings not fixed under interest rate swap agreements.
Interest Income. Interest income increased $0.1 million to $0.2 million for the three months ended June 30, 2010, from $0.1 million for the three months ended June 30, 2009. Interest income decreased $0.8 million to $0.3 million for the six months ended June 30, 2010, from $1.1 million for the six months ended June 30, 2009, due to lower average cash balances. We maintained higher cash balances, primarily between January 2009 and April 2009, in order to fund acquisitions that closed during the second quarter of 2009.
Loss on Extinguishment of Debt. Loss on extinguishment of debt for the three months ended June 30, 2010, consisted of an expense charge of $9.7 million associated with the redemption of our 2026 Notes. Loss on extinguishment of debt for the six months ended June 30, 2010, consisted of the aforementioned charge for the redemption of our 2026 Notes and a charge of $0.5 million associated with the redemption of our Wasco Bonds.
Income Tax Provision. Income taxes increased $3.1 million, or 18.5%, to $19.8 million for the three months ended June 30, 2010, from $16.7 million for the three months ended June 30, 2009. Income taxes increased $8.9 million, or 28.7%, to $39.7 million for the six months ended June 30, 2010, from $30.8 million for the six months ended June 30, 2009.
Our effective tax rates for the three months ended June 30, 2009 and 2010, were 35.3% and 39.3%, respectively. Our effective tax rates for the six months ended June 30, 2009 and 2010, were 36.8% and 40.4%, respectively. During the three months ended June 30, 2010, we recorded a $0.4 million increase in the income tax provision associated with the disposal of certain assets that had no tax basis. Additionally, during the six months ended June 30, 2010, we recorded a $1.5 million increase in the income tax provision associated with an adjustment in deferred tax liabilities resulting from a voter-approved increase in Oregon state income tax rates and changes to the geographic apportionment of our state income taxes. During the three months ended June 30, 2009, we recorded a $1.3 million decrease in our income tax provision associated with changes to the geographical apportionment of our state income taxes resulting from acquisitions closed in that quarter and from changes to the state apportionment formulas used in certain states.
Net Income Attributable to Noncontrolling Interests. Net income attributable to noncontrolling interests was unchanged at $0.2 million for the three months ended June 30, 2010 and 2009. Net income attributable to noncontrolling interests decreased $0.1 million, or 17.6%, to $0.5 million for the six months ended June 30, 2010, from $0.6 million for the six months ended June 30, 2009, due to decreased earnings at our majority-owned subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES
The following table sets forth certain cash flow information for the six month periods ended June 30, 2009 and 2010 (in thousands):

	Six Months Ended June 30,
	2009	2010
Net cash provided by operating activities	$151,048	$140,124
Net cash used in investing activities	(437,429)	(50,193)
Net cash provided by (used in) financing activities	38,116	(89,500)

Net (decrease) increase in cash and equivalents	(248,265)	431
Cash and equivalents at beginning of period	265,264	9,639

Cash and equivalents at end of period	$16,999	$10,070

Operating Activities Cash Flows
For the six months ended June 30, 2010, net cash provided by operating activities was $140.1 million. For the six months ended June 30, 2009, net cash provided by operating activities was $151.0 million. The $10.9 million net decrease in cash provided by operating activities was due primarily to the following:
1)	An increase in net income of $5.5 million;
2)	An increase in depreciation and amortization expense of $11.5 million;
3)	An increase in equity-based compensation expense of $1.0 million; less
4)
A decrease of $6.3 million attributable to an increase in the excess tax benefit associated with equity-based compensation, due to an increase in stock option exercises resulting in increased taxable income recognized by employees that is tax deductible to us;

5)
A decrease in deferred taxes of $15.1 million due primarily to the recognition during the six months ended June 30, 2009, of tax benefits associated with the bonus depreciation provision of the Economic Stimulus Act of 2008 and a change in our tax method for deducting landfill depreciation expense; and

6)
A decrease in cash flows from operating assets and liabilities, net of effects from acquisitions, of $10.5 million to cash used of $3.2 million for the six months ended June 30, 2010, from cash provided by of $7.3 million for the six months ended June 30, 2009. The significant components of the $3.2 million in cash outflows from changes in operating assets and liabilities include the following:

a)	an increase from prepaid expenses and other current assets of $7.7 million due primarily to a decrease in prepaid income taxes and insurance premiums;
b)	an increase from deferred revenue of $4.1 million due primarily to increased revenues and the timing of billing for services;
c)	an increase from accrued liabilities of $3.6 million due primarily to increased payroll related liabilities and increased liabilities for auto and workers’ compensation claims;
d)	an increase from other long-term liabilities of $1.3 million primarily due to increased deferred compensation plan liabilities resulting from employee contributions and plan earnings; less,
e)	a decrease from accounts receivable of $14.2 million due to increased revenues; less,
f)	a decrease from accounts payable of $5.7 million due primarily to the timing of payments for capital expenditures and operating expenses.

As of June 30, 2010, we had a working capital deficit of $25.5 million, including cash and equivalents of $10.1 million. Our working capital deficit decreased $19.6 million from $45.1 million at December 31, 2009. To date, we have experienced no loss or lack of access to our cash or cash equivalents; however, we can provide no assurances that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets. Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements to reduce our indebtedness under our credit facility and to minimize our cash balances.
Investing Activities Cash Flows
Net cash used in investing activities decreased $387.2 million to $50.2 million for the six months ended June 30, 2010, from $437.4 million for the six months ended June 30, 2009. The significant components of the decrease include the following:
1)	A decrease in payments for acquisitions of $383.3 million; and
2)
A decrease in capital expenditures for property and equipment of $2.2 million due to decreases in truck, land and building purchases, partially offset by an increase in site costs for various landfills.

Financing Activities Cash Flows
Net cash flows used in financing activities increased $127.6 million to $89.5 million for the six months ended June 30, 2010, from a net cash provided by financing activities total of $38.1 million for the six months ended June 30, 2009. The significant components of the increase include the following:
1)	An increase in payments to repurchase our common stock of $83.7 million;
2)	A decrease in net long-term borrowings of $62.1 million due to an increase in long-term borrowings in the six month period ended June 30, 2009 to fund acquisition opportunities;
3)	A change in book overdraft of $4.4 million resulting from fluctuations in our outstanding cash balances at banks for which outstanding check balances can be offset; less
4)	An increase in proceeds from option and warrant exercises of $16.2 million due to an increase in the number of options and warrants exercised in the six month period ended June 30, 2010; less
5)
An increase in the excess tax benefit associated with equity-based compensation of $6.3 million, due to the aforementioned increase in options and warrants exercised in the six month period ended June 30, 2010, which resulted in increased taxable income, recognized by employees, that is tax deductible by us.

Our business is capital intensive. Our capital requirements include acquisitions and fixed asset purchases. We will also make capital expenditures for landfill cell construction, landfill development, landfill closure activities and intermodal facility construction in the future.
We made $50.5 million in capital expenditures during the six months ended June 30, 2010. We expect to make capital expenditures between $115 million and $120 million in 2010 in connection with our existing business. We intend to fund our planned 2010 capital expenditures principally through internally generated funds and borrowings under our credit facility. In addition, we may make substantial additional capital expenditures in acquiring solid waste collection and disposal businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity. We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities. We believe that our cash and equivalents, credit facility and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future. However, disruptions in the capital and credit markets could adversely affect our ability to draw on our credit facility or raise other capital. Our access to funds under the credit facility is dependent on the ability of the banks that are parties to the facility to meet their funding commitments. Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.

As of June 30, 2010, we had $452.0 million outstanding under our credit facility, exclusive of outstanding stand-by letters of credit of $86.5 million. As of June 30, 2010, we were in compliance with all applicable covenants in our credit facility.
On April 1, 2010, we redeemed the $200.0 million aggregate principal amount of our 2026 Notes. Holders of the notes chose to convert a total of $22.7 million principal amount of the notes. In addition to paying the principal amount of these notes with proceeds from our credit facility, we issued 21,906 shares of our common stock in connection with the conversion and redemption. We redeemed the balance of $177.3 million principal amount of the notes with proceeds from our credit facility. All holders of the notes also received accrued interest and an interest make-whole payment. As a result of the redemption, we recognized $9.7 million of pre-tax expense ($6.0 million net of taxes) in April 2010.
As of June 30, 2010, we had the following contractual obligations (in thousands):

	Payments Due by Period
		Less Than 1	1 to 3	3 to 5	Over 5
Recorded Obligations	Total	Year	Years	Years	Years
Long-term debt	$848,830	$1,922	$455,145	$1,837	$389,926
Cash interest payments	$180,839	$34,566	$54,142	$41,216	$50,915

Long-term debt payments include:
1)
$452.0 million in principal payments due 2012 related to our credit facility. Our credit facility bears interest, at our option, at either the base rate plus the applicable base rate margin (approximately 3.25% at June 30, 2010) on base rate loans, or the Eurodollar rate plus the applicable Eurodollar margin (approximately 1.06% at June 30, 2010) on Eurodollar loans. As of June 30, 2010, our credit facility allowed us to borrow up to $845 million.

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

4)
$40.3 million in principal payments related to our tax-exempt bonds, which bear interest at variable rates (between 0.30% and 0.33%) at June 30, 2010. The tax-exempt bonds have maturity dates ranging from 2012 to 2033.

5)
$3.3 million in principal payments related to our notes payable to sellers. Our notes payable to sellers bear interest at rates between 6.05% and 10.35% at June 30, 2010, and have maturity dates ranging from 2010 to 2036.

6)
$3.3 million in principal payments related to our notes payable to third parties. Our notes payable to third parties bear interest at rates between 1.0% and 10.9% at June 30, 2010, and have maturity dates ranging from 2010 to 2019.

The following assumptions were made in calculating cash interest payments:
1)
We calculated cash interest payments on the credit facility using the Eurodollar rate plus the applicable Eurodollar margin at June 30, 2010. We assumed the credit facility is paid off when the credit facility matures in 2012.

2)	We calculated cash interest payments on our interest rate swaps using the stated interest rate in the swap agreement less the Eurodollar rate through the term of the swaps.
The total liability for uncertain tax positions at June 30, 2010, was approximately $1.0 million. We are not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, we do not expect a significant payment related to this liability within the next year.

	Amount of Commitment Expiration Per Period
	(amounts in thousands)
		Less Than	1 to 3	3 to 5	Over 5
Unrecorded Obligations(1)	Total	1 Year	Years	Years	Years
Operating leases	$80,416	$10,251	$19,143	$15,823	$35,199
Unconditional purchase obligations	1,819	1,819	—	—	—

	$82,235	$12,070	$19,143	$15,823	$35,199

(1)
We are party to operating lease agreements and unconditional purchase obligations. These lease agreements and purchase obligations are established in the ordinary course of our business and are designed to provide us with access to facilities and products at competitive, market-driven prices. At June 30, 2010, our unconditional purchase obligations consisted of multiple fixed-price fuel purchase contracts under which we have 0.8 million gallons remaining to be purchased for a total of $1.8 million, plus taxes and transportation costs upon delivery. The current fuel purchase contracts expire on or before December 31, 2010. These arrangements have not materially affected our financial position, results of operations or liquidity during the six months ended June 30, 2010, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

We have obtained financial surety bonds, primarily to support our financial assurance needs and landfill operations. We provided customers and various regulatory authorities with surety bonds in the aggregate amounts of approximately $273.1 million and $274.9 million at December 31, 2009 and June 30, 2010, respectively. These arrangements have not materially affected our financial position, results of operations or liquidity during the six months ended June 30, 2010, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.
From time to time, we evaluate our existing operations and their strategic importance to us. If we determine that a given operating unit does not have future strategic importance, we may sell or otherwise dispose of those operations. Although we believe our reporting units would not be impaired by such dispositions, we could incur losses on them.

The disposal tonnage that we received in the six month periods ended June 30, 2009 and 2010, at all of our landfills during the respective period, is shown below (tons in thousands):

	Six months ended June 30,
	2009		2010
	Number of	Total	Number of	Total
	Sites	Tons	Sites	Tons
Owned landfills and landfills operated under life-of-site agreements	37	4,904	37	6,123
Operated landfills	7	426	6	313

	44	5,330	43	6,436

FREE CASH FLOW
Free cash flow, a non-GAAP financial measure, is provided supplementally because it is widely used by investors as a valuation and liquidity measure in the solid waste industry. We define free cash flow as net cash provided by operating activities, plus proceeds from disposal of assets, plus or minus change in book overdraft, plus excess tax benefit associated with equity-based compensation, less capital expenditures for property and equipment and distributions to noncontrolling interests. This measure is not a substitute for, and should be used in conjunction with, GAAP liquidity or financial measures. Management uses free cash flow as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. Other companies may calculate free cash flow differently. Our free cash flow for the six month periods ended June 30, 2009 and 2010, is calculated as follows (amounts in thousands):

	Six months ended
	June 30,
	2009	2010
Net cash provided by operating activities	$151,048	$140,124
Plus/less: Change in book overdraft	2,237	(2,172)
Plus: Proceeds from disposal of assets	4,129	4,925
Plus: Excess tax benefit associated with equity-based compensation	97	6,423
Less: Capital expenditures for property and equipment	(52,693)	(50,495)

Free cash flow	$104,818	$98,805

ADJUSTED OPERATING INCOME BEFORE DEPRECIATION AND AMORTIZATION
Adjusted operating income before depreciation and amortization, a non-GAAP financial measure, is provided supplementally because it is widely used by investors as a performance and valuation measure in the solid waste industry. We define adjusted operating income before depreciation and amortization as operating income, plus depreciation and amortization expense, plus closure and post-closure accretion expense, plus or minus any gain or loss on disposal of assets. We further adjust this calculation to exclude the effects of items management believes impact the ability to assess the operating performance of our business. This measure is not a substitute for, and should be used in conjunction with, GAAP financial measures. Management uses adjusted operating income before depreciation and amortization as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. Other companies may calculate adjusted operating income before depreciation and amortization differently. Our adjusted operating income before depreciation and amortization for the three and six month periods ended June 30, 2009 and 2010, is calculated as follows (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2010	2009	2010
Operating income	$59,418	$69,351	$107,052	$128,957
Plus: Depreciation and amortization	33,266	37,062	60,581	72,092
Plus: Closure and post-closure accretion	560	439	912	880
Plus/less: Loss (gain) on disposal of assets	(1,683)	365	(1,176)	622
Adjustments:
Plus: Acquisition-related transaction costs (a)	2,019	244	3,282	395
Plus: Loss on prior corporate office lease (b)	373	—	1,621	—

Adjusted operating income before depreciation and amortization	$93,953	$107,461	$172,272	$202,946

(a)	Reflects the addback of acquisition-related costs expensed due to the implementation of new accounting guidance for business combinations effective January 1, 2009.

(b)	Reflects the addback of a loss on our prior corporate office lease due to the relocation of our corporate offices.
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
At June 30, 2010, our derivative instruments included five interest rate swap agreements that effectively fix the interest rate on the applicable notional amounts of our variable rate debt as follows (dollars in thousands):

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
We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged floating rate debt. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. We are exposed to cash flow risk due to changes in interest rates with respect to the unhedged floating rate balances owed at December 31, 2009 and June 30, 2010, of $84.3 million and $267.3 million, respectively, including floating rate debt under our credit facility and floating rate municipal bond obligations. A one percent increase in interest rates on our variable-rate debt as of December 31, 2009 and June 30, 2010, would decrease our annual pre-tax income by approximately $0.8 million and $2.7 million, respectively. All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations, subject to counterparty default risk.
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

At June 30, 2010, our derivative instruments included nine fuel hedge agreements as follows:

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

*
If the national U.S. on-highway average price for a gallon of diesel fuel (“average price”), as published by the Department of Energy, exceeds the contract price per gallon, we receive the difference between the average price and the contract price (multiplied by the notional number of gallons) from the counterparty. If the average price is less than the contract price per gallon, we pay the difference to the counterparty.

Under derivatives and hedging guidance, all the fuel hedges are considered cash flow hedges for a portion of our forecasted diesel fuel purchases, and we apply hedge accounting to account for these instruments.
Additionally, in 2009 and 2010, we entered into multiple fixed-price fuel purchase contracts related to fuel that we are purchasing throughout 2010 for a total of 1.7 million gallons of diesel fuel. These fixed-price fuel purchase contracts expire on or before December 31, 2010. As of June 30, 2010, we had 0.8 million gallons remaining to be purchased for a total unconditional purchase obligation of $1.8 million, plus taxes and transportation upon delivery.
We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged diesel fuel purchases. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. For the year ending December 31, 2010, we expect to purchase approximately 25 million gallons of diesel fuel, of which 9.5 million gallons will be purchased at market prices, 13.8 million gallons will be purchased at prices that are fixed under our fuel hedges, and 1.7 million gallons will be purchased under our fixed price fuel purchase contracts. During the six month period of July 1, 2010 to December 31, 2010, we expect to purchase approximately 4.7 million gallons of unhedged diesel fuel at market prices; therefore, a $0.10 per gallon increase in the price of fuel over the remaining six months in 2010 would decrease our pre-tax income during this period by approximately $0.5 million.
We market a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals. We own and operate 38 recycling processing operations and sell other collected recyclable materials to third parties for processing before resale. Certain of our municipal recycling contracts in the state of Washington specify benchmark resale prices for recycled commodities. If the prices we actually receive for the processed recycled commodities collected under the contract exceed the prices specified in the contract, we share the excess with the municipality, after recovering any previous shortfalls resulting from actual market prices falling below the prices specified in the contract. To reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties. In the event of a decline in recycled commodity prices, a 10% decrease in average recycled commodity prices from the average prices that were in effect during the six months ended June 30, 2009 and 2010, would have had a $1.1 million and $2.4 million impact on revenues for the six months ended June 30, 2009 and 2010, respectively.

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
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2010, that our disclosure controls and procedures were effective at the reasonable assurance level such that information required to be disclosed in our Exchange Act reports: (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
During the quarter ended June 30, 2010, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
No material developments occurred during the quarterly period ended June 30, 2010, in the legal proceeding involving Colonias Dev. Council v. Rhino Envtl. Servs., Inc. (In re Rhino Envtl. Servs.) described in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010. Refer to Note 15 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q for a description of this legal proceeding.
No material developments occurred during the quarterly period ended June 30, 2010, in the legal proceeding involving Board of Comm’rs of Sumner County, Kansas, Tri-County Concerned Citizens and Dalton Holland v. Roderick Bremby, Sec’y of the Kansas Dep’t of Health and Env’t, et al. described in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010. Refer to Note 15 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q for a description of this legal proceeding.
No material developments occurred during the quarterly period ended June 30, 2010, in the legal proceeding involving the April 29, 2009, administrative law judge recommended Decision and Order finding violations of the National Labor Relations Act by one of our subsidiaries, El Paso Disposal, LP, or EPD, described in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, except that on May 28, 2010, the NLRB issued a complaint against EPD alleging unfair labor practices, and on June 11, 2010, June, 24, 2010, and June 30, 2010, the union filed new unfair labor practice charges against EPD. Refer to Note 15 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q for a description of this legal proceeding.
No material developments occurred during the quarterly period ended June 30, 2010, in the legal proceedings in state court involving the Measure E and CEQA litigation related to our subsidiary, Potrero Hills Landfill, Inc., or PHLF, described in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, except that on May 12, 2010, the Solano County Superior Court issued a written opinion in the three Measure E cases upholding Measure E in part by judicially rewriting the law so that its import restriction applies only to out-of-county waste originating from elsewhere in California and issuing a writ of mandamus directing Solano County to enforce Measure E as rewritten. In the same opinion, the Court rejected the request by petitioners in the cases for a writ of administrative mandamus to overturn the permit approved by Solano County in June 2009 for the expansion of PHLF’s landfill, thereby leaving the expansion permit in place. Petitioners in the cases filed motions to reconsider in which they asked the Court to issue a writ of administrative mandamus and void PHLF’s expansion permit. The County, the Company and PHLF opposed the motions to reconsider and a hearing was held on June 25, 2010. A decision is expected on the motions to reconsider by mid-September 2010. Refer to Note 15 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q for a description of the state and federal legal proceedings related to the Potrero Hills Landfill.
No material developments occurred during the quarterly period ended June 30, 2010, in the legal proceeding involving the proposed Compliance Order on Consent we received from the Colorado Department of Public Health and Environment in November 2009 in connection with notices of violation CDPHE issued to Denver Regional Landfill, Fountain Landfill and Southside Landfill located in Erie, Fountain, and Pueblo, Colorado, respectively, and the related settlement discussions described in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010. Refer to Note 15 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q for a description of this legal proceeding.

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
In addition, we are a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business. Except as noted in the legal cases described above, and in Note 15 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q, as of June 30, 2010, there is no current proceeding or litigation involving us or of which any of our property is the subject that we believe will have a material adverse impact on our business, financial condition, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our Board of Directors has authorized a common stock repurchase program for the repurchase of up to $800 million of our common stock through December 31, 2012. Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of our common stock and overall market conditions. As of June 30, 2010, we have repurchased approximately 21.5 million shares of our common stock at a cost of $566.1 million. The table below reflects repurchases we have made for the three months ended June 30, 2010 (in thousands, except share and per share amounts):

				Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased Under
Period	Purchased	Per Share(1)	Program	the Program
4/1/10 — 4/30/10	—	$—	—	$267,796
5/1/10 — 5/31/10	856,442	34.48	856,442	238,263
6/1/10 — 6/30/10	123,598	35.08	123,598	233,927

	980,040	34.56	980,040

(1)	This amount represents the weighted average price paid per common share. This price includes a per share commission paid for all repurchases.

Item 6. Exhibits
See Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASTE CONNECTIONS, INC.
Date: July 21, 2010	BY:	/s/ Ronald J. Mittelstaedt
Ronald J. Mittelstaedt,
Chief Executive Officer

Date: July 21, 2010	BY:	/s/ Worthing F. Jackman
Worthing F. Jackman,
Executive Vice President and Chief Financial Officer

Exhibit Number		Description of Exhibits

3.1		Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on July 24, 2007)

3.2		Third Amended and Restated Bylaws of the Registrant, effective May 15, 2009 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on April 23, 2009)

10.1	+	Third Amended and Restated 2004 Equity Incentive Plan

31.1		Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)

31.2		Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)

32.1		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350

101
The following materials from Waste Connections, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Equity and Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

+	Management contract or compensatory plan, contract or arrangement.