Form 10-Q
period 2010-09-30
WASTE CONNECTIONS, INC.
filed 2010-10-20
CIK 1057058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
As of October 15, 2010: 76,765,629 shares of common stock

WASTE CONNECTIONS, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	December 31,	September 30,
	2009	2010
ASSETS
Current assets:
Cash and equivalents	$9,639	$13,556
Accounts receivable, net of allowance for doubtful accounts of $4,058 and $4,241 at December 31, 2009 and September 30, 2010, respectively	138,972	155,082
Deferred income taxes	17,748	18,554
Prepaid expenses and other current assets	33,495	27,372

Total current assets	199,854	214,564

Property and equipment, net	1,308,392	1,303,463
Goodwill	906,710	910,286
Intangible assets, net	354,303	344,690
Restricted assets	27,377	28,823
Other assets, net	23,812	22,237

	$2,820,448	$2,824,063

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$86,669	$80,471
Book overdraft	12,117	11,743
Accrued liabilities	93,380	103,065
Deferred revenue	50,138	53,598
Current portion of long-term debt and notes payable	2,609	1,849

Total current liabilities	244,913	250,726
Long-term debt and notes payable	867,554	831,123
Other long-term liabilities	45,013	49,460
Deferred income taxes	305,932	319,870

Total liabilities	1,463,412	1,451,179

Commitments and contingencies (Note 15)

Equity:
Preferred stock: $0.01 par value per share; 7,500,000 shares authorized; none issued and outstanding	—	—
Common stock: $0.01 par value per share; 150,000,000 shares authorized; 78,599,083 and 76,757,970 shares issued and outstanding at December 31, 2009 and September 30, 2010, respectively	786	767
Additional paid-in capital	625,173	543,555
Accumulated other comprehensive loss	(4,892)	(7,114)
Retained earnings	732,738	831,697

Total Waste Connections’ equity	1,353,805	1,368,905
Noncontrolling interests	3,231	3,979

Total equity	1,357,036	1,372,884

	$2,820,448	$2,824,063

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
Revenues	$315,990	$345,785	$881,496	$983,802
Operating expenses:
Cost of operations	180,440	193,638	510,830	557,974
Selling, general and administrative	35,753	38,455	104,411	110,465
Depreciation	31,226	34,441	86,127	99,349
Amortization of intangibles	3,671	3,616	9,351	10,800
Loss (gain) on disposal of assets	139	(50)	(1,037)	572

Operating income	64,761	75,685	171,814	204,642

Interest expense	(12,259)	(9,419)	(36,817)	(30,842)
Interest income	134	135	1,275	453
Loss on extinguishment of debt	—	—	—	(10,193)
Other income, net	879	1,500	1,055	1,970

Income before income tax provision	53,515	67,901	137,327	166,030
Income tax provision	(19,252)	(26,644)	(50,070)	(66,323)

Net income	34,263	41,257	87,257	99,707
Less: Net income attributable to noncontrolling interests	(113)	(271)	(691)	(748)

Net income attributable to Waste Connections	$34,150	$40,986	$86,566	$98,959

Earnings per common share attributable to Waste Connections’ common stockholders:
Basic	$0.43	$0.53	$1.09	$1.28

Diluted	$0.43	$0.53	$1.08	$1.26

Shares used in the per share calculations:
Basic	78,837,984	77,062,885	79,618,566	77,419,498
Diluted	79,824,616	77,852,569	80,468,180	78,281,132
The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2010
(Unaudited)
(In thousands, except share amounts)

		Waste Connections’ Equity
					Accumulated
					Other
				Additional	Comprehensive
	Comprehensive	Common Stock		Paid-In	Income	Retained	Noncontrolling
	Income	Shares	Amount	Capital	(Loss)	Earnings	Interests	Total
Balances at December 31, 2009		78,599,083	$786	$625,173	$(4,892)	$732,738	$3,231	$1,357,036
Vesting of restricted stock		337,205	3	(3)	—	—	—	—
Shares withheld for payroll taxes for vesting of restricted stock and warrants		(115,722)	(1)	(3,723)	—	—	—	(3,724)
Equity-based compensation		—	—	8,488	—	—	—	8,488
Exercise of stock options and warrants		1,262,609	12	23,232	—	—	—	23,244
Excess tax benefit associated with equity-based compensation		—	—	8,935	—	—	—	8,935
Repurchase of common stock		(3,347,111)	(33)	(116,252)	—	—	—	(116,285)
Reacquisition of equity component resulting from conversion of 2026 Convertible Senior Notes		—	—	(2,295)	—	—	—	(2,295)
Issuance of shares in connection with conversion of 2026 Convertible Senior Notes		21,906	—	—	—	—	—	—
Amounts reclassified into earnings, net of taxes		—	—	—	6,308	—	—	6,308
Changes in fair value of swaps, net of taxes		—	—	—	(8,530)	—	—	(8,530)
Net income	$99,707	—	—	—	—	98,959	748	99,707
Other comprehensive loss	(3,610)	—	—	—	—	—	—	—
Income tax effect of other comprehensive loss	1,388	—	—	—	—	—	—	—

Comprehensive income	97,485	—	—	—	—	—	—	—
Comprehensive income attributable to noncontrolling interests	(748)	—	—	—	—	—	—	—

Comprehensive income attributable to Waste Connections	$96,737	—	—	—	—	—	—	—

Balances at September 30, 2010		76,757,970	$767	$543,555	$(7,114)	$831,697	$3,979	$1,372,884

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2009
(Unaudited)
(In thousands, except share amounts)

		Waste Connections’ Equity
					Accumulated
					Other
				Additional	Comprehensive
	Comprehensive	Common Stock		Paid-In	Income	Retained	Noncontrolling
	Income	Shares	Amount	Capital	(Loss)	Earnings	Interests	Total
Balances at December 31, 2008		79,842,239	$798	$661,555	$(23,937)	$622,913	$668	$1,261,997
Vesting of restricted stock		269,165	3	(3)	—	—	—	—
Shares withheld for payroll taxes for vesting of restricted stock and warrants		(90,251)	(1)	(2,502)	—	—	—	(2,503)
Equity-based compensation		—	—	6,965	—	—	—	6,965
Exercise of stock options and warrants		223,630	2	4,950	—	—	—	4,952
Excess tax benefit associated with equity-based compensation		—	—	696	—	—	—	696
Repurchase of common stock		(1,557,628)	(15)	(40,153)	—	—	—	(40,168)
Amounts reclassified into earnings, net of taxes		—	—	—	11,929	—	—	11,929
Changes in fair value of swaps, net of taxes		—	—	—	(3,462)	—	—	(3,462)
Fair value of noncontrolling interest associated with business acquired		—	—	—	—	—	1,514	1,514
Net income	$87,257	—	—	—	—	86,566	691	87,257
Other comprehensive income	13,737	—	—	—	—	—	—	—
Income tax effect of other comprehensive income	(5,270)	—	—	—	—	—	—	—

Comprehensive income	95,724	—	—	—	—	—	—	—
Comprehensive income attributable to noncontrolling interests	(691)	—	—	—	—	—	—	—

Comprehensive income attributable to Waste Connections	$95,033	—	—	—	—	—	—	—

Balances at September 30, 2009		78,687,155	$787	$631,508	$(15,470)	$709,479	$2,873	$1,329,177

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine months ended
	September 30,
	2009	2010
Cash flows from operating activities:
Net income	$87,257	$99,707
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on disposal of assets	(1,037)	572
Depreciation	86,127	99,349
Amortization of intangibles	9,351	10,800
Deferred income taxes, net of acquisitions	28,605	15,925
Loss on redemption of 2026 Convertible Senior Notes, net of make-whole payment	—	2,255
Amortization of debt issuance costs	1,455	1,332
Amortization of debt discount	3,513	1,245
Equity-based compensation	6,965	8,488
Interest income on restricted assets	(369)	(397)
Closure and post-closure accretion	1,496	1,323
Excess tax benefit associated with equity-based compensation	(696)	(8,935)
Net change in operating assets and liabilities, net of acquisitions	19,578	10,634

Net cash provided by operating activities	242,245	242,298

Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(422,078)	(17,391)
Capital expenditures for property and equipment	(84,289)	(86,121)
Proceeds from disposal of assets	4,348	5,786
Increase in restricted assets, net of interest income	(2,014)	(1,048)
Increase in other assets	(887)	(2,034)

Net cash used in investing activities	(504,920)	(100,808)

Cash flows from financing activities:
Proceeds from long-term debt	217,000	331,253
Principal payments on notes payable and long-term debt	(175,053)	(384,346)
Change in book overdraft	47	(374)
Proceeds from option and warrant exercises	4,952	23,244
Excess tax benefit associated with equity-based compensation	696	8,935
Payments for repurchase of common stock	(40,168)	(116,285)
Debt issuance costs	(42)	—

Net cash provided by (used in) financing activities	7,432	(137,573)

Net increase (decrease) in cash and equivalents	(255,243)	3,917
Cash and equivalents at beginning of period	265,264	9,639

Cash and equivalents at end of period	$10,021	$13,556

Non-cash financing activity:
Liabilities assumed and notes payable issued to sellers of businesses acquired	$39,782	$13,243
The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
1. BASIS OF PRESENTATION AND SUMMARY
The accompanying condensed consolidated financial statements relate to Waste Connections, Inc. and its subsidiaries (“WCI” or the “Company”) for the nine month periods ended September 30, 2009 and 2010. In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows and equity and comprehensive income include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with U.S. generally accepted accounting principles (“GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include accounting for landfills, self-insurance, income taxes, allocation of acquisition purchase price and asset impairments. An additional area that involves estimation is when the Company estimates the amount of potential exposure it may have with respect to litigation, claims and assessments in accordance with the accounting guidance on contingencies. Actual results for all estimates could differ materially from the estimates and assumptions that the Company uses in the preparation of its condensed consolidated financial statements.
Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
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

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
3. STOCK-BASED COMPENSATION
A summary of activity related to restricted stock units under the Second Amended and Restated 2004 Equity Incentive Plan (as amended and restated), as of December 31, 2009, and changes during the nine month period ended September 30, 2010, is presented below:

Unvested Shares
Outstanding at December 31, 2009	994,678
Granted	389,367
Forfeited	(24,962)
Vested	(337,205)

Outstanding at September 30, 2010	1,021,878

The weighted average grant date fair value per share for the shares of common stock underlying the restricted stock units granted during the nine month period ended September 30, 2010 was $31.99. During the nine months ended September 30, 2009 and 2010, the Company’s stock-based compensation expense from restricted stock units was $6,450 and $8,172, respectively. Pursuant to an amendment approved by our stockholders at our annual meeting of stockholders on May 7, 2010, the plan referenced above became known as our Third Amended and Restated 2004 Equity Incentive Plan.
4. FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s financial instruments consist primarily of cash, trade receivables, restricted assets, trade payables, debt instruments, interest rate swaps and fuel hedges. As of December 31, 2009 and September 30, 2010, the carrying values of cash, trade receivables, restricted assets, and trade payables are considered to be representative of their respective fair values. The carrying values of the Company’s debt instruments, excluding the 3.75% Convertible Senior Notes due 2026 (the “2026 Notes”), the 6.22% Senior Notes due 2015 (the “2015 Notes”) and the 5.25% Senior Notes due 2019 (the “2019 Notes”), approximate their fair values as of December 31, 2009 and September 30, 2010, based on current borrowing rates for similar types of borrowing arrangements. The Company’s 2026 Notes had a carrying value of $193,754 and a fair value of approximately $218,234 at December 31, 2009, based on the publicly quoted trading price of these notes. The Company redeemed the $200,000 aggregate principle amount of its 2026 Notes on April 1, 2010. The Company’s 2015 Notes had a carrying value of $175,000 and a fair value of approximately $188,895 and $203,192 at December 31, 2009 and September 30, 2010, respectively, based on quotes of bonds with similar ratings in similar industries. The Company’s 2019 Notes had a carrying value of $175,000 and a fair value of approximately $170,538 and $191,905 at December 31, 2009 and September 30, 2010, respectively, based on quotes of bonds with similar ratings in similar industries. For details on the fair value of the Company’s interest rate swaps and fuel hedges, refer to Note 12.
5. LANDFILL ACCOUNTING
At September 30, 2010, the Company owned 35 landfills, and operated, but did not own, three landfills under life-of-site operating agreements and six landfills under limited-term operating agreements. The Company’s landfills had site costs with a net book value of $748,729 at September 30, 2010. With the exception of two owned landfills that only accept construction and demolition and other non-putrescible waste, all landfills that the Company owns or operates are municipal solid waste landfills. For the Company’s six landfills operated under limited-term operating agreements, the owner of the property (generally a municipality) usually owns the permit and the Company operates the landfill for a contracted term, which may be the life of the landfill. Where the contracted term is not the life of the landfill, the property owner is generally responsible for final capping, closure and post-closure obligations. The Company is responsible for all final capping, closure and post-closure liabilities for the three landfills that it operates under life-of-site operating agreements.

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
Based on remaining permitted capacity as of September 30, 2010, and projected annual disposal volumes, the average remaining landfill life for the Company’s owned landfills and landfills operated under life-of-site operating agreements is estimated to be approximately 40 years. As of September 30, 2010, the Company is seeking to expand permitted capacity at six of its owned landfills and one landfill that it operates under a life-of-site operating agreement, and considers the achievement of these expansions to be probable. Although the Company cannot be certain that all future expansions will be permitted as designed, the average remaining life, when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume, of the Company’s owned landfills and landfills operated under life-of-site operating agreements is 50 years, with lives ranging from 1 to 199 years.
During the nine months ended September 30, 2009 and 2010, the Company expensed $23,195 and $29,621, respectively, or an average of $2.93 and $3.00 per ton consumed, respectively, related to landfill depletion at owned landfills and landfills operated under life-of-site agreements.
The Company reserves for final capping, closure and post-closure maintenance obligations at the landfills it owns and landfills it operates under life-of-site operating agreements. The Company calculates the net present value of its final capping, closure and post-closure commitments by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure and discounting the inflated total to its present value using a credit-adjusted risk-free rate. Any changes in expectations that result in an upward revision to the estimated undiscounted cash flows are treated as a new liability and are inflated and discounted at rates reflecting current market conditions. Downward revisions (or if there are no changes) to the estimated undiscounted cash flows are inflated and discounted at rates reflecting the market conditions at the time the cash flows were originally estimated. This policy results in the Company’s capping, closure and post-closure liabilities being recorded in “layers.” At January 1, 2010, the Company decreased its discount rate assumption for purposes of computing 2010 “layers” for final capping, closure and post-closure obligations from 9.25% to 6.5%, in order to more accurately reflect the Company’s long-term cost of borrowing as of the end of 2009. Consistent with the prior year, the Company’s inflation rate assumption is 2.5%. The resulting final capping, closure and post-closure obligation is recorded on the balance sheet as an addition to site costs and amortized to depletion expense as the landfills’ airspace is consumed. Interest is accreted on the recorded liability using the corresponding discount rate. During the nine months ended September 30, 2009 and 2010, the Company expensed $1,496 and $1,323, respectively, or an average of $0.19 and $0.13 per ton consumed, respectively, related to final capping, closure and post-closure accretion expense.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
The following is a reconciliation of the Company’s final capping, closure and post-closure liability balance from December 31, 2009 to September 30, 2010:

Final capping, closure and post-closure liability at December 31, 2009	$32,235
Adjustments to final capping, closure and post-closure liabilities	(7,118)
Liabilities incurred	2,030
Accretion expense	1,323
Closure payments	(474)
Assumption of closure liabilities from acquisitions	146

Final capping, closure and post-closure liability at September 30, 2010	$28,142

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
At September 30, 2010, $26,441 of the Company’s restricted assets balance was for purposes of securing our performance of future final capping, closure and post-closure obligations.
6. LONG-TERM DEBT
Long-term debt consists of the following:

	December 31,	September 30,
	2009	2010
Revolver under Credit Facility, bearing interest ranging from 0.85% to 3.25%*	$269,000	$436,000
2026 Notes, bearing interest at 3.75%, net of discount of $6,246 as of December 31, 2009	193,754	—
2015 Notes, bearing interest at 6.22%	175,000	175,000
2019 Notes, bearing interest at 5.25%	175,000	175,000
Tax-exempt bonds, bearing interest ranging from 0.19% to 0.40%*	50,615	39,420
Notes payable to sellers in connection with acquisitions, bearing interest at 6.05% to 10.35%*	4,872	4,244
Notes payable to third parties, bearing interest at 1.0% to 10.9%*	1,922	3,308

	870,163	832,972
Less — current portion	(2,609)	(1,849)

	$867,554	$831,123

*	Interest rates in the table above represent the range of interest rates incurred during the nine month period ended September 30, 2010.
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

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
In 2006, the Company issued its 2026 Notes with an aggregate principal amount of $200,000. The 2026 Notes were convertible into cash and, if applicable, shares of the Company’s common stock based on an initial conversion rate of 29.4118 shares of common stock per $1 principal amount of 2026 Notes (which was equal to an initial conversion price of approximately $34 per share), subject to adjustment, and only under certain circumstances. Upon a surrender of the 2026 Notes for conversion, the Company was required to deliver cash equal to the lesser of the aggregate principal amount of notes to be converted or its total conversion obligation.
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
During the nine months ended September 30, 2009, the Company completed the acquisition of 100% interests in certain operations from Republic Services, Inc. and some of its subsidiaries and affiliates (“Republic”) as well as the acquisition of a 100% interest in Sanipac, Inc. (“Sanipac”), which included acquiring a 75% interest in EcoSort, LLC. In addition to the acquisitions from Republic and the acquisition of Sanipac, the Company acquired four individually immaterial non-hazardous solid waste collection, disposal and recycling businesses during the nine months ended September 30, 2009. During the nine months ended September 30, 2010, the Company acquired 13 individually immaterial non-hazardous solid waste collection, disposal and recycling businesses. The acquisitions completed during the nine months ended September 30, 2009 and 2010, were not material to the Company’s results of operations, either individually or in the aggregate. As a result, pro forma financial information has not been provided. The Company expects these acquired businesses to contribute towards the achievement of the Company’s strategy to expand through acquisitions.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
The following table summarizes the consideration transferred and the amounts of identified assets acquired and liabilities assumed at the acquisition date for acquisitions consummated in the nine months ended September 30, 2009 and 2010:

	2009	2010
	Acquisitions	Acquisitions
Fair value of consideration transferred:
Cash	$418,666	$17,391
Debt assumed	16,423	9,657
Contingent consideration	4,274	—

	439,363	27,048

Recognized amounts of identifiable assets acquired and liabilities assumed:
Accounts receivable	15,355	1,187
Other current assets	4,135	602
Property and equipment	308,335	22,322
Long-term franchise agreements and contracts	9,325	175
Customer lists	33,620	1,597
Other intangibles	19,133	—
Other long-term assets	500	—
Accounts payable	(1,369)	—
Accrued liabilities	(2,183)	(2,899)
Deferred revenue	(4,754)	(541)
Noncontrolling interest	(1,514)	—
Other long-term liabilities	(8,489)	(146)
Deferred income taxes	(5,050)	—

Total identifiable net assets	367,044	22,297

Goodwill	$72,319	$4,751

The goodwill is attributable to the synergies and ancillary growth opportunities expected to arise after the Company’s acquisition of these businesses. Goodwill acquired in the nine months ended September 30, 2009, totaling $40,812, is expected to be deductible for tax purposes. Substantially all of the goodwill acquired from acquisitions during the nine months ended September 30, 2010, is expected to be deductible for tax purposes.
The fair value of acquired working capital related to two acquisitions completed during the last 12 months is provisional pending receipt of information from the acquiree to support the fair value of the assets acquired and liabilities assumed. Any adjustments recorded relating to finalizing the working capital for these two acquisitions are not expected to be material to the Company’s financial position.
The gross amount of trade receivables due under contracts acquired during the period ended September 30, 2009, is $16,132, of which $777 is expected to be uncollectible. The gross amount of trade receivables due under contracts acquired during the period ended September 30, 2010, is $1,470, of which $284 is expected to be uncollectible. The Company did not acquire any other class of receivable as a result of the acquisition of these businesses.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
A reconciliation of the Fair value of consideration transferred, as disclosed in the table above, to Payments for acquisitions, net of cash acquired, as reported in the Condensed Consolidated Statements of Cash Flows is as follows:

	Nine months ended September 30,
	2009	2010
Cash consideration transferred	$418,666	$17,391
Payment of contingent consideration	2,000	—
Payment of acquisition-related liabilities	1,412	—

Payments for acquisitions, net of cash acquired	$422,078	$17,391

The $2,000 of contingent consideration paid during the nine months ended September 30, 2009, represented additional purchase price for an acquisition closed in 2007. Acquisition-related liabilities are liabilities paid in the period shown above that were accrued for in a previous year.
During the nine month periods ended September 30, 2009 and 2010, the Company incurred $4,179 and $1,177, respectively, of third-party acquisition-related costs. These expenses are included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Income.
8. INTANGIBLE ASSETS
Intangible assets, exclusive of goodwill, consisted of the following at September 30, 2010:

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Amortizable intangible assets:
Long-term franchise agreements and contracts	$186,455	$(23,475)	$162,980
Customer lists	59,109	(16,148)	42,961
Non-competition agreements	9,414	(5,852)	3,562
Other	21,236	(2,209)	19,027

	276,214	(47,684)	228,530
Nonamortized intangible assets:
Indefinite-lived intangible assets	116,160	—	116,160

Intangible assets, exclusive of goodwill	$392,374	$(47,684)	$344,690

The weighted-average amortization periods of long-term franchise agreements and contracts, and customer lists acquired during the nine months ended September 30, 2010, are 36.0 years and 7.6 years, respectively.

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
Estimated future amortization expense for the next five years of amortizable intangible assets is as follows:

For the year ending December 31, 2010	$14,268
For the year ending December 31, 2011	$14,281
For the year ending December 31, 2012	$13,986
For the year ending December 31, 2013	$12,570
For the year ending December 31, 2014	$11,881
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

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
Summarized financial information concerning the Company’s reportable segments for the three and nine months ended September 30, 2009 and 2010, is shown in the following tables:

				Operating Income
				(Loss) Before
Three Months				Depreciation,
Ended				Amortization and
September 30,	Gross	Intercompany	Net	Gain (Loss) on
2009	Revenues	Revenues(b)	Revenues	Disposal of Assets(c)
Western	$189,726	$(22,143)	$167,583	$50,987
Central	81,406	(9,019)	72,387	23,906
Southern	90,654	(14,634)	76,020	23,032
Corporate(a)	—	—	—	1,872

	$361,786	$(45,796)	$315,990	$99,797

				Operating Income
Three Months				Before Depreciation,
Ended				Amortization and
September 30,	Gross	Intercompany	Net	Gain (Loss) on
2010	Revenues	Revenues(b)	Revenues	Disposal of Assets(c)
Western	$212,262	$(23,724)	$188,538	$60,500
Central	86,247	(9,700)	76,547	25,561
Southern	97,785	(17,085)	80,700	25,610
Corporate(a)	—	—	—	2,021

	$396,294	$(50,509)	$345,785	$113,692

				Operating Income
				(Loss) Before
Nine Months				Depreciation,
Ended				Amortization and
September 30,	Gross	Intercompany	Net	Gain (Loss) on
2009	Revenues	Revenues(b)	Revenues	Disposal of Assets(c)
Western	$530,265	$(62,969)	$467,296	$139,570
Central	232,742	(25,970)	206,772	68,170
Southern	246,362	(38,934)	207,428	66,298
Corporate(a)	—	—	—	(7,783)

	$1,009,369	$(127,873)	$881,496	$266,255

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

				Operating Income
Nine Months				Before Depreciation,
Ended				Amortization and
September 30,	Gross	Intercompany	Net	Gain (Loss) on
2010	Revenues	Revenues(b)	Revenues	Disposal of Assets(c)
Western	$600,111	$(68,609)	$531,502	$164,737
Central	244,509	(27,499)	217,010	71,292
Southern	284,389	(49,099)	235,290	75,576
Corporate(a)	—	—	—	3,758

	$1,129,009	$(145,207)	$983,802	$315,363

(a)	Corporate functions include accounting, legal, tax, treasury, information technology, risk management, human resources, training and other administrative functions.

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

The following tables show changes in goodwill during the nine months ended September 30, 2009 and 2010, by reportable segment:

	Western	Central	Southern	Total
Balance as of December 31, 2008	$257,560	$313,145	$266,225	$836,930
Goodwill acquired	34,748	215	37,356	72,319
Goodwill divested	—	—	(1,526)	(1,526)

Balance as of September 30, 2009	$292,308	$313,360	$302,055	$907,723

	Western	Central	Southern	Total
Balance as of December 31, 2009	$291,781	$313,366	$301,563	$906,710
Goodwill transferred	20,295	(20,295)	—	—
Goodwill acquired	731	2,304	1,716	4,751
Goodwill divested	—	(64)	(1,111)	(1,175)

Balance as of September 30, 2010	$312,807	$295,311	$302,168	$910,286

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
A reconciliation of the Company’s primary measure of segment profitability (operating income before depreciation, amortization and gain (loss) on disposal of assets for reportable segments) to Income before income tax provision in the Condensed Consolidated Statements of Income is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2010	2009	2010
Operating income before depreciation, amortization and gain (loss) on disposal of assets	$99,797	$113,692	$266,255	$315,363
Depreciation	(31,226)	(34,441)	(86,127)	(99,349)
Amortization of intangibles	(3,671)	(3,616)	(9,351)	(10,800)
Gain (loss) on disposal of assets	(139)	50	1,037	(572)
Interest expense	(12,259)	(9,419)	(36,817)	(30,842)
Interest income	134	135	1,275	453
Loss on extinguishment of debt	—	—	—	(10,193)
Other income, net	879	1,500	1,055	1,970

Income before income tax provision	$53,515	$67,901	$137,327	$166,030

The following table shows, for the periods indicated, the Company’s total revenues by service line and with intercompany eliminations:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2010	2009	2010
Collection	$235,735	$244,936	$672,030	$712,114
Disposal and transfer	107,438	125,473	289,021	342,390
Intermodal, recycling and other	18,613	25,885	48,318	74,505

	361,786	396,294	1,009,369	1,129,009
Less: intercompany elimination	(45,796)	(50,509)	(127,873)	(145,207)

Total revenues	$315,990	$345,785	$881,496	$983,802

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

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
At September 30, 2010, the Company’s derivative instruments included five interest rate swap agreements as follows:

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
At September 30, 2010, the Company’s derivative instruments included nine fuel hedge agreements as follows:

		Diesel
	Notional	Rate
	Amount	Paid
	(in gallons	Fixed	Diesel Rate Received
Date Entered	per month)	(per gallon)	Variable		Effective Date	Expiration Date
October 2008	250,000	$3.750	DOE Diesel Fuel Index	*	January 2009	December 2010
October 2008	100,000	$3.745	DOE Diesel Fuel Index	*	January 2009	December 2010
October 2008	250,000	$3.500	DOE Diesel Fuel Index	*	January 2009	December 2010
December 2008	100,000	$3.000	DOE Diesel Fuel Index	*	January 2010	December 2010
December 2008	150,000	$3.000	DOE Diesel Fuel Index	*	January 2010	December 2010
December 2008	150,000	$2.820	DOE Diesel Fuel Index	*	January 2010	December 2010
December 2008	150,000	$2.700	DOE Diesel Fuel Index	*	January 2010	December 2010
December 2008	400,000	$2.950	DOE Diesel Fuel Index	*	January 2011	December 2011
December 2008	400,000	$3.030	DOE Diesel Fuel Index	*	January 2012	December 2012

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

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
The fair values of derivative instruments designated as cash flow hedges as of September 30, 2010, are as follows:

Derivatives
Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps		$—	Accrued liabilities(a)	$(6,340)
		—	Other long-term liabilities	(7,292)
Fuel hedges	Prepaid expenses and other current assets(b)	1,367	Prepaid expenses and other current assets(b)	(874)
	Other assets, net	1,664		—

Total derivatives designated as cash flow hedges		$3,031		$(14,506)

(a)
Represents the estimated amount of the existing unrealized losses on interest rate swaps as of September 30, 2010 (based on the interest rate yield curve at that date), included in accumulated other comprehensive loss expected to be reclassified into pre-tax earnings within the next 12 months. The actual amounts reclassified into earnings are dependent on future movements in interest rates.

(b)
The net balance of $493 represents the estimated amount of the existing unrealized gains on fuel hedges as of September 30, 2010 (based on the forward DOE diesel fuel index curve at that date), included in accumulated other comprehensive loss expected to be reclassified into pre-tax earnings within the next 12 months. The actual amounts reclassified into earnings are dependent on future movements in diesel fuel prices.

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

The following table summarizes the impact of the Company’s cash flow hedges on the results of operations, comprehensive income and accumulated other comprehensive loss (“AOCL”) for the three months ended September 30, 2009 and 2010:

	Amount of Gain or (Loss)			Amount of (Gain) or Loss
Derivatives	Recognized in AOCL on		Statement of	Reclassified from AOCL into
Designated as Cash	Derivatives,		Income	Earnings, Net of Tax
Flow Hedges	Net of Tax (Effective Portion)		Classification	(Effective Portion)
	Three Months Ended			Three Months Ended
	September 30,			September 30,
	2009	2010		2009	2010
Interest rate swaps	$(3,540)	$(2,342)	Interest expense	$2,567	$1,283
Fuel hedges	(1,603)	1,164	Cost of operations	1,480	716

Total	$(5,143)	$(1,178)		$4,047	$1,999

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
The following table summarizes the impact of the Company’s cash flow hedges on the results of operations, comprehensive income and AOCL for the nine months ended September 30, 2009 and 2010:

	Amount of Gain or (Loss)			Amount of (Gain) or Loss
Derivatives	Recognized in AOCL on		Statement of	Reclassified from AOCL into
Designated as Cash	Derivatives,		Income	Earnings, Net of Tax
Flow Hedges	Net of Tax (Effective Portion)		Classification	(Effective Portion)
	Nine Months Ended			Nine Months Ended
	September 30,			September 30,
	2009	2010		2009	2010
Interest rate swaps	$(2,564)	$(7,776)	Interest expense	$7,654	$4,152
Fuel hedges	(898)	(754)	Cost of operations	4,275	2,156

Total	$(3,462)	$(8,530)		$11,929	$6,308

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
The Company measures and records ineffectiveness on the fuel hedges in Cost of operations in the Condensed Consolidated Statements of Income on a monthly basis based on the difference between the DOE index price and the actual price of diesel fuel purchased, multiplied by the notional number of gallons on the contracts. There was no significant ineffectiveness recognized on the fuel hedges during the nine months ended September 30, 2009 and 2010.
See Note 13 for further discussion on the impact of the Company’s hedge accounting to its consolidated Comprehensive income and AOCL.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
11. NET INCOME PER SHARE INFORMATION
The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income per common share attributable to the Company’s common stockholders for the three and nine months ended September 30, 2009 and 2010:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2010	2009	2010
Numerator:
Net income attributable to Waste Connections for basic and diluted earnings per share	$34,150	$40,986	$86,566	$98,959

Denominator:
Basic shares outstanding	78,837,984	77,062,885	79,618,566	77,419,498
Dilutive effect of stock options and warrants	812,514	487,842	746,769	620,498
Dilutive effect of restricted stock	174,118	301,842	102,845	241,136

Diluted shares outstanding	79,824,616	77,852,569	80,468,180	78,281,132

For the three months ended September 30, 2009 and 2010, stock options and warrants to purchase 25,018 and 852 shares of common stock, respectively, were excluded from the computation of diluted earnings per share as they were anti-dilutive. For the nine months ended September 30, 2009 and 2010, stock options and warrants to purchase 41,578 and 1,458 shares of common stock, respectively, were excluded from the computation of diluted earnings per share as they were anti-dilutive. The 2026 Notes were not dilutive during the three months ended September 30, 2009, or the nine months ended September 30, 2009 and 2010. On April 1, 2010, the Company redeemed the aggregate principal amount of its 2026 Notes.
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
The Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2009 and September 30, 2010, were as follows:

	Fair Value Measurement at December 31, 2009 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap derivative instruments — net liability position	$(7,761)	$—	$(7,761)	$—
Fuel hedge derivative instruments — net liability position	$(104)	$—	$—	$(104)
Restricted assets	$27,617	$27,617	$—	$—

	Fair Value Measurement at September 30, 2010 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap derivative instruments — net liability position	$(13,632)	$—	$(13,632)	$—
Fuel hedge derivative instruments — net asset position	$2,157	$—	$—	$2,157
Restricted assets	$29,351	$29,351	$—	$—
During the nine months ended September 30, 2010, there were no fair value measurements of assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
The following table summarizes the change in the fair value for Level 3 derivatives for the nine months ended September 30, 2009:

Level 3
Derivatives
Balance as of December 31, 2008	$(10,812)
Realized losses included in earnings	6,874
Unrealized gains included in AOCL	(1,409)

Balance as of September 30, 2009	$(5,347)

The following table summarizes the change in the fair value for Level 3 derivatives for the nine months ended September 30, 2010:

Level 3
Derivatives
Balance as of December 31, 2009	$(104)
Realized losses included in earnings	3,478
Unrealized gains included in AOCL	(1,217)

Balance as of September 30, 2010	$2,157

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
13. COMPREHENSIVE INCOME
Comprehensive income includes changes in the fair value of interest rate swaps and fuel hedges that qualify for hedge accounting. The components of other comprehensive income (loss) and related tax effects for the three and nine month periods ended September 30, 2009 and 2010, are as follows:

	Three months ended September 30, 2009
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$4,127	$(1,560)	$2,567
Fuel hedge amounts reclassified into cost of operations	2,379	(899)	1,480
Changes in fair value of interest rate swaps	(5,692)	2,152	(3,540)
Changes in fair value of fuel hedges	(2,577)	974	(1,603)

	$(1,763)	$667	$(1,096)

	Three months ended September 30, 2010
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$2,069	$(786)	$1,283
Fuel hedge amounts reclassified into cost of operations	1,154	(438)	716
Changes in fair value of interest rate swaps	(3,777)	1,435	(2,342)
Changes in fair value of fuel hedges	1,878	(714)	1,164

	$1,324	$(503)	$821

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
Total comprehensive income for the three months ended September 30, 2009 and 2010 was $33,167 and $42,078, respectively.

	Nine months ended September 30, 2009
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$12,305	$(4,651)	$7,654
Fuel hedge amounts reclassified into cost of operations	6,874	(2,599)	4,275
Changes in fair value of interest rate swaps	(4,033)	1,469	(2,564)
Changes in fair value of fuel hedges	(1,409)	511	(898)

	$13,737	$(5,270)	$8,467

	Nine months ended September 30, 2010
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$6,697	$(2,545)	$4,152
Fuel hedge amounts reclassified into cost of operations	3,478	(1,322)	2,156
Changes in fair value of interest rate swaps	(12,568)	4,792	(7,776)
Changes in fair value of fuel hedges	(1,217)	463	(754)

	$(3,610)	$1,388	$(2,222)

A rollforward of the amounts included in AOCL, net of taxes, is as follows:

			Accumulated
			Other
		Interest	Comprehensive
	Fuel Hedges	Rate Swaps	Loss
Balance at December 31, 2009	$(66)	$(4,826)	$(4,892)
Amounts reclassified into earnings	2,156	4,152	6,308
Change in fair value	(754)	(7,776)	(8,530)

Balance at September 30, 2010	$1,336	$(8,450)	$(7,114)

See Note 10 for further discussion on the Company’s derivative instruments.
14. SHARE REPURCHASE PROGRAM
The Company’s Board of Directors has authorized a common stock repurchase program for the repurchase of up to $800,000 of common stock through December 31, 2012. Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. The timing and amounts of any repurchases will depend on many factors, including the Company’s capital structure, the market price of the common stock and overall market conditions. During the nine months ended September 30, 2009 and 2010, the Company repurchased 1,557,628 and 3,347,111 shares, respectively, of its common stock under this program at a cost of $40,168 and $116,285, respectively. As of September 30, 2010, the remaining maximum dollar value of shares available for repurchase under the program was approximately $201,308. Subsequent to September 30, 2010 and through October 15, 2010, the Company repurchased 431,379 shares of its common stock under this program at a cost of $17,319. The Company’s policy related to repurchases of its common stock is to charge any excess of cost over par value entirely to additional paid-in capital.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
15. COMMITMENTS AND CONTINGENCIES
The Company’s subsidiary, High Desert Solid Waste Facility, Inc. (formerly known as Rhino Solid Waste, Inc.) (“HDSWF”), owns undeveloped property in Chaparral, New Mexico, for which it sought a permit to operate a municipal solid waste landfill. After a public hearing, the New Mexico Environment Department (the “Department”) approved the permit for the facility on January 30, 2002. Colonias Development Council (“CDC”), a nonprofit organization, opposed the permit at the public hearing and appealed the Department’s decision to the courts of New Mexico, primarily on the grounds that the Department failed to consider the social impact of the landfill on the community of Chaparral, and failed to consider regional planning issues. On July 18, 2005, in Colonias Dev. Council v. Rhino Envtl. Servs., Inc. (In re Rhino Envtl. Servs.), 2005 NMSC 24, 117 P.3d 939, the New Mexico Supreme Court remanded the matter back to the Department to conduct a limited public hearing on certain evidence that CDC claims was wrongfully excluded from consideration by the hearing officer, and to allow the Department to reconsider the evidence already proffered concerning the impact of the landfill on the surrounding community’s quality of life. In July 2007, the Department, CDC, the Company and Otero County signed a stipulation requesting a postponement of the limited public hearing to allow the Company time to explore a possible relocation of the landfill to a new site. Since 2007, the Department has issued several postponements orders for the limited public hearing, currently scheduled for November 2010, as HDSWF has continued to evaluate the suitability of the new site. In July 2009, HDSWF purchased approximately 325 acres of undeveloped land comprising the new site from the State of New Mexico. HDSWF filed a formal landfill permit application for the new site with the Department on September 17, 2010, and the Department is evaluating that application. At September 30, 2010, the Company had $11,576 of capitalized expenditures related to this landfill development project. If the Company is not ultimately issued a permit to operate the landfill at one of the two sites, the Company will be required to expense in a future period the $11,576 of capitalized expenditures, less the recoverable value of the undeveloped properties and other amounts recovered, which would likely have a material adverse effect on the Company’s results of operations for that period.
The Company opened a municipal solid waste landfill in Harper County, Kansas in January 2006, following the issuance by the Kansas Department of Health and Environment (“KDHE”) of a final permit to operate the landfill. The landfill has operated continuously since that time. On October 3, 2005, landfill opponents filed a suit (Board of Comm’rs of Sumner County, Kansas, Tri-County Concerned Citizens and Dalton Holland v. Roderick Bremby, Sec’y of the Kansas Dep’t of Health and Env’t, et al.) in the District Court of Shawnee County, Kansas, seeking a judicial review of KDHE’s decision to issue the permit, alleging that a site analysis prepared for the Company and submitted to KDHE as part of the process leading to the issuance of the permit was deficient in several respects. The action sought to stay the effectiveness of the permit and to nullify it. The Company intervened in this lawsuit shortly after it was filed. On April 7, 2006, the District Court issued an order denying the plaintiffs’ request for judicial review on the grounds that they lacked standing to bring the action. The plaintiffs appealed that decision to the Kansas Court of Appeals, and on October 12, 2007, the Court of Appeals issued an opinion reversing and remanding the District Court’s decision. The Company appealed the decision to the Kansas Supreme Court, and on July 25, 2008, the Supreme Court affirmed the decision of the Court of Appeals and remanded the case to the District Court for further proceedings on the merits. Plaintiffs filed a second amended petition on October 22, 2008, and the Company filed a motion to strike various allegations contained within the second amended petition. On July 2, 2009, the District Court granted in part and denied in part the Company’s motion to strike. The District Court also set a new briefing schedule, and the parties completed the briefing earlier this year. Oral argument in the case occurred on September 27, 2010. There is no scheduled time limit within which the District Court has to decide this administrative appeal. While the Company believes that it will prevail in this case, the District Court could remand the matter back to KDHE for additional review of its decision or could revoke the permit. An order of remand to KDHE would not necessarily affect the Company’s continued operation of the landfill. Only in the event that a final adverse determination with respect to the permit is received would there likely be a material adverse effect on the Company’s reported results of operations in the future. The Company cannot estimate the amount of any such material adverse effect.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
One of the Company’s subsidiaries, El Paso Disposal, LP (“EPD”), is a party to administrative proceedings before the National Labor Relations Board (“NLRB”). In these proceedings, the union has alleged various unfair labor practices relating to the failure to reach agreement on first contracts and the resultant strike by, and the replacement of and a failure to recall, previous employees. On April 29, 2009, following a hearing, an administrative law judge issued a recommended Decision and Order finding violations of the National Labor Relations Act by EPD and recommended to the NLRB that EPD take remedial actions, including reinstating certain employees and their previous terms and conditions of employment, refraining from certain conduct, returning to the bargaining table and providing a “make whole” remedy. EPD filed exceptions to the administrative law judge’s recommendations on June 30, 2009. Thereafter, the parties exchanged answers and response briefs, and the matter is currently before the NLRB on review. On July 27, 2009, the NLRB’s regional office in Phoenix, Arizona filed a petition in federal court seeking an injunction to reinstate the previous employees and order the parties to return to bargaining while the review is pending. The hearing on the injunction was held on August 19, 2009, and on October 30, 2009, the court granted the requested relief. EPD has appealed the court’s order to the Fifth Circuit Court of Appeals, and a hearing on the appeal occurred on August 2, 2010. The Fifth Circuit is expected to issue its decision on the appeal in the near future. Several related unfair labor practice charges alleging failure to bargain and improper recall were subsequently filed against EPD. The charges were heard by an administrative law judge the week of August 24, 2009, and on December 2, 2009, the administrative law judge issued his recommended Decision and Order granting part of the requested relief, while denying part, but the issues were effectively subsumed by the interim injunction. Both parties filed exceptions to the judge’s recommendations, exchanged answers and response briefs, and that matter is also currently under review by the NLRB.
On January 22, 2010 and March 5, 2010, the union filed new unfair labor practice charges concerning events relating to the ongoing contract negotiations process. On May 28, 2010, the NLRB issued a complaint alleging unfair labor practices, including alleged unlawful threats and coercive statements, refusal to provide striking employees with full and unconditional reinstatement, reduction of earning opportunities for striking employees, implementation of new routes for drivers, implementation of a new longevity bonus plan, use of video footage captured by surveillance camera to discipline employees, change to the driver training program, change to the uniform practice and bargaining proposals that were “predictably unacceptable” to the union. EPD filed an answer denying any wrongdoing. Further, EPD believes it has resolved many of these allegations through negotiations with the union. A hearing on this complaint is scheduled for November 2, 2010. EPD intends to continue to defend these proceedings vigorously.
Most recently, on June 11, 2010, June, 24, 2010, and June 30, 2010, the union filed new unfair labor practice charges alleging that EPD has unlawfully failed to provide relevant information requested by the union, and unilaterally changed terms and working conditions of employment (by unspecified acts) resulting in a reduced size of the bargaining unit, implementing new work schedules, suspending an employee with pay due to an accident, reassigning and/or changing work assignments among bargaining unit employees and intimidating and coercing employees by suspending strikers involved in accidents and by following drivers excessively while performing their duties. The NLRB has included these new allegations in its complaint to be heard on November 2, 2010. EPD intends to defend these allegations vigorously.
On August 10, 2010, the NLRB filed a motion for contempt and other civil relief before the United States District Court for the Western District of Texas, alleging that EPD violated the court’s October 30, 2009 injunction order by failing or refusing to implement the interim relief directed by the court (e.g., to restore changed employment terms, reinstate former strikers to their prior positions, and not commit future purported unfair labor practices). A hearing on the NLRB’s motion is scheduled for November 10, 2010. EPD intends to defend these allegations vigorously, and believes that many of the matters asserted by the NLRB in its petition have already been resolved with the union. At this point, the Company is not able to determine the likelihood of any outcome in these matters related to EPD, nor is it able to estimate the amount or range of loss or the impact on the Company or its financial condition in the event of an unfavorable outcome.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
The Company and Potrero Hills Landfill, Inc. (“PHLF”), which the Company purchased from Republic Services, Inc. in April 2009, were named as real parties in interest in an amended complaint captioned Sustainability, Parks, Recycling and Wildlife Legal Defense Fund v. County of Solano, which was filed in the Superior Court of California, County of Solano, on July 9, 2009 (the original complaint was filed on June 12, 2009). This lawsuit seeks to compel Solano County to comply with Measure E, a ballot initiative and County ordinance passed in 1984 that the County has not enforced against PHLF for at least 18 years. Measure E directs in part that Solano County shall not allow the importation into the County of any solid waste which originated or was collected outside the County in excess of 95,000 tons per year. PHLF disposes of approximately 870,000 tons of solid waste annually, approximately 650,000 tons of which originate from sources outside of Solano County. The Sustainability, Parks, Recycling and Wildlife Legal Defense Fund (“SPRAWLDEF”) lawsuit also seeks to overturn Solano County’s approval of the use permit for the expansion of the Potrero Hills Landfill and the related Environmental Impact Report (“EIR”), arguing that both violate Measure E and that the EIR violates the California Environmental Quality Act (“CEQA”). Two similar actions seeking to enforce Measure E, captioned Northern California Recycling Association v. County of Solano and Sierra Club v. County of Solano, were filed in the same court on June 10, 2009, and August 10, 2009, respectively. The Northern California Recycling Association (“NCRA”) case does not name the Company or any of its subsidiaries as parties and does not contain any CEQA claims. The Sierra Club case names PHLF as a real party in interest, and seeks to overturn the conditional use permit for the expansion of the landfill on Measure E grounds (but does not raise CEQA claims). These lawsuits follow a previous lawsuit concerning Measure E that NCRA filed against PHLF in the same court on July 22, 2008, prior to the Company’s acquisition of PHLF, but which NCRA later dismissed.
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
On May 12, 2010, the Solano County Superior Court issued a written opinion addressing all three cases. The Court upheld Measure E in part by judicially rewriting the law, and then issued a writ of mandamus directing Solano County to enforce Measure E as rewritten. The Court decided that it could cure the law’s discrimination against out-of-county waste by revising Measure E to only limit the importation of waste into Solano County from other counties in California, but not from other states. In the same opinion, the Court rejected the requests from petitioners in the cases for a writ of administrative mandamus to overturn the permit approved by Solano County in June 2009 for the expansion of PHLF’s landfill, thereby leaving the expansion permit in place. Petitioners Sierra Club and SPRAWLDEF filed motions to reconsider in which they asked the Court to issue a writ of administrative mandamus and void PHLF’s expansion permit. The County, the Company and PHLF opposed the motions to reconsider and a hearing was held on June 25, 2010. On August 30, the Court denied the motions to reconsider and reaffirmed its ruling denying the petitions for writs to overturn PHLF’s expansion permit. On September 17, 2010, the Court denied PHLF’s and the Company’s administrative motion to consolidate the three Measure E cases into one proceeding.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
It is expected that the Court will soon enter final judgments and writs of mandamus in the three cases, which can then be appealed. The Company will appeal the judgments to the California Court of Appeal, and the Company understands that Solano County also intends to appeal the judgments. Once the County notices an appeal, the judgments and writs will be stayed as a matter of law pending the outcome of the appeal. At this point, the Company is not able to determine the likelihood of any outcome in this matter, nor is it able to estimate the amount or range of loss or the impact on the Company or its financial condition in the event of an unfavorable outcome.
In response to the pending three state court actions to enforce Measure E described above, the Company, PHLF and other waste hauling companies in California, Oregon and Nevada that are damaged by Measure E and would be further damaged if Measure E was enforced, filed a federal lawsuit to enjoin Measure E and have it declared unconstitutional. On September 8, 2009, the coalition brought suit in the United States District Court for the Eastern District of California in Sacramento challenging Measure E under the Commerce Clause of the United States Constitution, captioned Potrero Hills Landfill, Inc. et al. v. County of Solano. In response, SPRAWLDEF, Sierra Club and NCRA intervened in the federal case to defend Measure E and filed motions to dismiss the federal suit, or in the alternative, for the court to abstain from hearing the case in light of the pending state court Measure E actions. On December 23, 2009, the federal court abstained and declined to accept jurisdiction over the Company’s case, holding that Measure E raised unique state issues that should be resolved by the pending state court litigation, and granted the motions to dismiss. The Company filed a notice of appeal to the court’s ruling on January 22, 2010, and the Company and its co-appellants filed their opening brief in the United States Court of Appeals for the Ninth Circuit on September 20, 2010. The opposing brief of the three intervenor-appellees is due on November 3, 2010.
Individual members of SPRAWLDEF were also plaintiffs in a lawsuit filed in the same court on October 13, 2005, captioned Protect the Marsh, et al. v. County of Solano, et al., challenging the EIR that Solano County certified in connection with its approval of the expansion of the Potrero Hills Landfill on September 13, 2005. A motion to discharge the Superior Court’s writ of mandate directing the County to vacate and set aside its certification of the EIR was heard in August 2009. On November 3, 2009, the Superior Court upheld the County’s certification of the EIR and the related permit approval actions. In response, the plaintiffs in Protect the Marsh filed a notice of appeal to the court’s order on December 31, 2009. On October 8, 2010, the California Court of Appeal dismissed Plaintiffs’ appeal for lack of standing. At this point, the Company is not able to determine the likelihood of any outcome in this matter, nor is it able to estimate the amount or range of loss or the impact on the Company or its financial condition in the event of an unfavorable outcome.
The Colorado Department of Public Health and Environment (“CDPHE”) submitted to the Company a proposed Compliance Order on Consent (“Proposed Consent Order”) in November 2009 in connection with notices of violation CDPHE issued to Denver Regional Landfill, Fountain Landfill and Southside Landfill located in Erie, Fountain, and Pueblo, Colorado, respectively. The Proposed Consent Order is a settlement document intended to address and correct alleged violations at the facilities. In October 2010, three of the Company’s subsidiaries, Broadacre Landfill, Inc., Waste Connections of Colorado, Inc. and Denver Regional Landfill, Inc., settled with CDPHE without admitting any violations of law or regulations and entered into a final Compliance Order on Consent, pursuant to which the companies agreed to pay CDPHE an aggregate settlement fee equal to $171, subject to additional amounts based on any similar future violations during the proceeding two-year period.
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

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business. Except as noted in the legal cases described above, as of September 30, 2010, there is no current proceeding or litigation involving the Company or of which any of its property is the subject that the Company believes will have a material adverse impact on its business, financial condition, results of operations or cash flows.
16. SUBSEQUENT EVENTS
On October 19, 2010, the Company’s Board of Directors authorized a three-for-two split of its common stock, in the form of a 50% stock dividend, payable November 12, 2010, to stockholders of record as of the close of business on October 29, 2010. To effect the three-for-two stock split, one additional share of the Company’s common stock will be issued on November 12, 2010 for every two shares of common stock held by stockholders of record as of the close of business on October 29, 2010. The Company’s stock will begin trading at the split-adjusted price on November 15, 2010. Fractional share amounts will be paid in cash based on the closing market price of the Company’s common stock on the record date. The Company has not restated any share or per share amounts as a result of this stock split within this report.
In addition, on October 19, 2010, the Company’s Board of Directors authorized the initiation of a quarterly cash dividend of $0.075 per share, as adjusted for the three-for-two stock split described above. The initial quarterly cash dividend will be paid on November 12, 2010 to the stockholders of record as of the close of business on October 29, 2010. The Board will review the cash dividend periodically, with a long-term objective of increasing the amount of the dividend. No assurance can be given as to the amounts or timing of future dividends.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q are forward-looking in nature, including statements related to our ability to provide adequate cash to fund our operating activities, our ability to draw on our credit facility or raise additional capital, the impact of global economic conditions on our volume, business and results of operations, the effects of landfill special waste projects on volume results, the effects of seasonality on our business and results of operations, demand for recyclable commodities and recyclable commodity pricing, our expectations with respect to capital expenditures, and our expectations with respect to the purchase of fuel and fuel prices. These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates,” or the negative thereof or comparable terminology, or by discussions of strategy.
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

•	We may be unable to compete effectively with larger and better capitalized companies and governmental service providers;
•	We may lose contracts through competitive bidding, early termination or governmental action;
•	Price increases may not be adequate to offset the impact of increased costs or may cause us to lose volume;
•	Increases in the price of fuel may adversely affect our business and reduce our operating margins;
•	Increases in labor and disposal and related transportation costs could impact our financial results;
•	Efforts by labor unions could divert management attention and adversely affect operating results;
•	We could face significant withdrawal liability if we withdraw from participation in one or more multiemployer pension plans in which we participate;
•	Increases in insurance costs and the amount that we self-insure for various risks could reduce our operating margins and reported earnings;

•	Competition for acquisition candidates, consolidation within the waste industry and economic and market conditions may limit our ability to grow through acquisitions;
•	Our indebtedness could adversely affect our financial condition; we may incur substantially more debt in the future;
•	Each business that we acquire or have acquired may have liabilities or risks that we fail or are unable to discover, including environmental liabilities;
•	Liabilities for environmental damage may adversely affect our financial condition, business and earnings;
•	Our accruals for our landfill site closure and post-closure costs may be inadequate;
•	The financial soundness of our customers could affect our business and operating results;
•	We depend significantly on the services of the members of our senior, regional and district management team, and the departure of any of those persons could cause our operating results to suffer;
•	Our decentralized decision-making structure could allow local managers to make decisions that adversely affect our operating results;
•	We may incur additional charges related to capitalized expenditures of landfill development projects, which would decrease our earnings;
•	Because we depend on railroads for our intermodal operations, our operating results and financial condition are likely to be adversely affected by any reduction or deterioration in rail service;
•	Our financial results are based upon estimates and assumptions that may differ from actual results;
•	The adoption of new accounting standards or interpretations could adversely affect our financial results;
•	Our financial and operating performance may be affected by the inability to renew landfill operating permits, obtain new landfills and expand existing ones;
•	Future changes in laws or renewed enforcement of laws regulating the flow of solid waste in interstate commerce could adversely affect our operating results;
•	Extensive and evolving environmental and health and safety laws and regulations may restrict our operations and growth and increase our costs;
•	Climate change regulations may adversely affect operating results;
•	Extensive regulations that govern the design, operation and closure of landfills may restrict our landfill operations or increase our costs of operating landfills;
•	Alternatives to landfill disposal may cause our revenues and operating results to decline;
•	Fluctuations in prices for recycled commodities that we sell and rebates we offer to customers may cause our revenues and operating results to decline; and
•	Unusually adverse weather conditions may interfere with our operations, harming our operating results.

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
We are an integrated solid waste services company that provides solid waste collection, transfer, disposal and recycling services in mostly secondary markets in the Western and Southern U.S. We also provide intermodal services for the rail haul movement of cargo and solid waste containers in the Pacific Northwest through a network of six intermodal facilities. We seek to avoid highly competitive, large urban markets and instead target markets where we can provide either solid waste services under exclusive arrangements, or markets where we can be integrated and attain high market share. In markets where waste collection services are provided under exclusive arrangements, or where waste disposal is municipally funded or available at multiple municipal sources, we believe that controlling the waste stream by providing collection services under exclusive arrangements is often more important to our growth and profitability than owning or operating landfills. As of September 30, 2010, we served approximately two million residential, commercial and industrial customers from a network of operations in 27 states: Alabama, Arizona, California, Colorado, Idaho, Illinois, Iowa, Kansas, Kentucky, Louisiana, Michigan, Minnesota, Mississippi, Montana, Nebraska, Nevada, New Mexico, North Carolina, Oklahoma, Oregon, South Carolina, South Dakota, Tennessee, Texas, Utah, Washington and Wyoming. As of that date, we owned or operated a network of 133 solid waste collection operations, 55 transfer stations, six intermodal facilities, 38 recycling operations, 42 municipal solid waste landfills and two construction and demolition landfills.
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

	Three months ended September 30,				Nine months ended September 30,
	2009		2010		2009		2010
Collection	$235,735	65.2%	$244,936	61.8%	$672,030	66.6%	$712,114	63.1%
Disposal and transfer	107,438	29.7	125,473	31.7	289,021	28.6	342,390	30.3
Recycling and other	18,613	5.1	25,885	6.5	48,318	4.8	74,505	6.6

	361,786	100.0%	396,294	100.0%	1,009,369	100.0%	1,129,009	100.0%

Less: intercompany elimination	(45,796)		(50,509)		(127,873)		(145,207)

Total revenue	$315,990		$345,785		$881,496		$983,802

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

Revenues, net of intercompany eliminations, for our reportable segments are shown in the following table for the periods indicated (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2010	2009	2010
Western	$167,583	$188,538	$467,296	$531,502
Central	72,387	76,547	206,772	217,010
Southern	76,020	80,700	207,428	235,290
Corporate(a)	—	—	—	—

	$315,990	$345,785	$881,496	$983,802

(a)	Corporate functions include accounting, legal, tax, treasury, information technology, risk management, human resources, training and other administrative functions.
Operating income (loss) before depreciation, amortization and gain (loss) on disposal of assets for our reportable segments is shown in the following table for the periods indicated (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2010	2009	2010
Western	$50,987	$60,500	$139,570	$164,737
Central	23,906	25,561	68,170	71,292
Southern	23,032	25,610	66,298	75,576
Corporate(a)	1,872	2,021	(7,783)	3,758

	$99,797	$113,692	$266,255	$315,363

(a)	Corporate functions include accounting, legal, tax, treasury, information technology, risk management, human resources, training and other administrative functions.
A reconciliation of Operating income (loss) before depreciation, amortization and gain (loss) on disposal of assets to Income before income tax provision is included in Note 9 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Significant changes in revenue and operating income (loss) before depreciation, amortization and gain (loss) on disposal of assets for our reportable segments for the three and nine month periods ended September 30, 2010, compared to the three and nine month periods ended September 30, 2009, are discussed below:
Segment Revenue
Revenue in our Western segment increased $20.9 million, or 12.5%, to $188.5 million for the three months ended September 30, 2010, from $167.6 million for the three months ended September 30, 2009, and increased $64.2 million, or 13.7%, to $531.5 million for the nine months ended September 30, 2010, from $467.3 million for the nine months ended September 30, 2009. For the three months ended September 30, 2010, the components of the increase consisted of volume increases of $9.9 million, revenue acquired from acquisitions closed during, or subsequent to, the three months ended September 30, 2009, of $1.9 million, net price increases of $3.4 million, recyclable commodity sales increases of $4.6 million and other revenue increases of $1.1 million. For the nine months ended September 30, 2010, the components of the increase consisted of volume increases of $4.0 million, revenue acquired from acquisitions closed during, or subsequent to, the nine months ended September 30, 2009, of $30.3 million, net price increases of $9.9 million, recyclable commodity sales increases of $15.1 million and other revenue increases of $4.9 million.

Revenue in our Central segment increased $4.1 million, or 5.7%, to $76.5 million for the three months ended September 30, 2010, from $72.4 million for the three months ended September 30, 2009, and increased $10.2 million, or 5.0%, to $217.0 million for the nine months ended September 30, 2010, from $206.8 million for the nine months ended September 30, 2009. For the three months ended September 30, 2010, the components of the increase consisted of volume increases of $0.4 million, revenue acquired from acquisitions closed during, or subsequent to, the three months ended September 30, 2009, of $0.3 million, net price increases of $2.8 million, recyclable commodity sales increases of $0.5 million and other revenue increases of $0.1 million. For the nine months ended September 30, 2010, the components of the increase consisted of revenue acquired from acquisitions closed during, or subsequent to, the nine months ended September 30, 2009, of $3.3 million, net price increases of $7.6 million, recyclable commodity sales increases of $2.4 million and other revenue increases of $0.3 million, partially offset by volume decreases of $3.4 million.
Revenue in our Southern segment increased $4.7 million, or 6.2%, to $80.7 million for the three months ended September 30, 2010, from $76.0 million for the three months ended September 30, 2009, and increased $27.9 million, or 13.4%, to $235.3 million for the nine months ended September 30, 2010, from $207.4 million for the nine months ended September 30, 2009. For the three months ended September 30, 2010, the components of the increase consisted of revenue acquired from acquisitions closed during, or subsequent to, the three months ended September 30, 2009, of $1.9 million, net price increases of $2.8 million and recyclable commodity sales increases of $0.3 million, partially offset by volume decreases of $0.2 million and other revenue decreases of $0.1 million. For the nine months ended September 30, 2010, the components of the increase consisted of revenue acquired from acquisitions closed during, or subsequent to, the nine months ended September 30, 2009, of $22.8 million, net price increases of $7.9 million and recyclable commodity sales increases of $0.8 million, partially offset by volume decreases of $2.8 million and other revenue decreases of $0.8 million.
Segment Operating Income (Loss) before Depreciation, Amortization and Gain (Loss) on Disposal of Assets
Operating income (loss) before depreciation, amortization and gain (loss) on disposal of assets in our Western segment increased $9.5 million, or 18.7%, to $60.5 million for the three months ended September 30, 2010, from $51.0 million for the three months ended September 30, 2009. The increase was primarily due to income generated from acquisitions closed during, or subsequent to, the three and nine months ended September 30, 2009, and the following changes at operations owned in the comparable periods in 2009 and 2010: increased revenues and decreased auto and workers’ compensation insurance expenses, partially offset by increased disposal expenses, increased rail transportation expenses at our intermodal operations, increased third party trucking expenses, increased franchise fees and taxes on revenues, increased expenses associated with the cost of purchasing recyclable commodities and increased equipment and container repair expenses.
Operating income (loss) before depreciation, amortization and gain (loss) on disposal of assets in our Western segment increased $25.1 million, or 18.0%, to $164.7 million for the nine months ended September 30, 2010, from $139.6 million for the nine months ended September 30, 2009. The increase was primarily due to income generated from acquisitions closed during, or subsequent to, the three and nine months ended September 30, 2009, and the following changes at operations owned in the comparable periods in 2009 and 2010: increased revenues, decreased labor expenses and decreased legal expenses, partially offset by increased disposal expenses, increased rail transportation expenses at our intermodal operations, increased franchise fees and taxes on revenues, increased expenses associated with the cost of purchasing recyclable commodities and increased property taxes.
Operating income (loss) before depreciation, amortization and gain (loss) on disposal of assets in our Central segment increased $1.7 million, or 6.9%, to $25.6 million for the three months ended September 30, 2010, from $23.9 million for the three months ended September 30, 2009, and increased $3.1 million, or 4.6%, to $71.3 million for the nine months ended September 30, 2010, from $68.2 million for the nine months ended September 30, 2009. The increases were primarily due to the following changes at operations owned in the comparable periods in 2009 and 2010: increased revenues, partially offset by increased third party trucking and transportation expenses, increased labor expenses, increased taxes on revenues and increased advertising expenses.

Operating income (loss) before depreciation, amortization and gain (loss) on disposal of assets in our Southern segment increased $2.6 million, or 11.2%, to $25.6 million for the three months ended September 30, 2010, from $23.0 million for the three months ended September 30, 2009. The increase was primarily due to income generated from acquisitions closed during, or subsequent to, the three months ended September 30, 2009 and the following changes at operations owned in comparable periods in 2009 and 2010: increased revenues, decreased disposal expenses and decreased auto and workers’ compensation expenses, partially offset by increased third party trucking and transportation expenses, increased taxes on revenues, increased labor expenses and increased container repair expenses.
Operating income (loss) before depreciation, amortization and gain (loss) on disposal of assets in our Southern segment increased $9.3 million, or 14.0%, to $75.6 million for the nine months ended September 30, 2010, from $66.3 million for the nine months ended September 30, 2009. The increase was primarily due to income generated from acquisitions closed during, or subsequent to, the nine months ended September 30, 2009 and the following changes at operations owned in comparable periods in 2009 and 2010: increased revenues and decreased auto and workers’ compensation expenses, partially offset by increased third party trucking and transportation expenses, increased disposal expenses, increased taxes on revenues, increased labor expenses and increased container repair expenses.
Operating income (loss) before depreciation, amortization and gain (loss) on disposal of assets at Corporate increased $0.1 million, to $2.0 million for the three months ended September 30, 2010, from $1.9 million for the three months ended September 30, 2009. Operating income (loss) before depreciation, amortization and gain (loss) on disposal of assets at Corporate increased $11.6 million, to an income total of $3.8 million for the nine months ended September 30, 2010, from a loss total of $7.8 million for the nine months ended September 30, 2009. Our estimated recurring corporate expenses, which can vary from the actual amount of incurred corporate expenses, are allocated to our three geographic operating segments. The increase for the nine months ended September 30, 2010 was primarily due to decreased expenses associated with our prior corporate office facilities, decreased direct acquisition expenses, a decrease in the amount of realized losses on fuel hedges, decreased legal expenses and a decrease in auto and workers’ compensation expense under our high deductible insurance program due to a reduction in projected losses on open claims, partially offset by increased cash and stock-based incentive compensation expense.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2010
The following table sets forth items in our condensed consolidated statements of income as a percentage of revenues for the periods indicated.

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2010	2009	2010
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of operations	57.1	56.0	57.9	56.7
Selling, general and administrative	11.3	11.1	11.8	11.2
Depreciation	9.9	10.0	9.8	10.1
Amortization of intangibles	1.2	1.0	1.1	1.1
Loss (gain) on disposal of assets	—	—	(0.1)	0.1

Operating income	20.5	21.9	19.5	20.8

Interest expense	(3.9)	(2.7)	(4.2)	(3.1)
Interest income	—	0.1	0.2	—
Loss on extinguishment of debt	—	—	—	(1.0)
Other income (expense)	0.3	0.4	0.1	0.2
Income tax provision	(6.1)	(7.7)	(5.7)	(6.7)
Net income attributable to noncontrolling interests	—	(0.1)	(0.1)	(0.1)

Net income attributable to Waste Connections	10.8%	11.9%	9.8%	10.1%

Revenues. Total revenues increased $29.8 million, or 9.4%, to $345.8 million for the three months ended September 30, 2010, from $316.0 million for the three months ended September 30, 2009.
Acquisitions closed during, or subsequent to, the three months ended September 30, 2009, increased revenues by approximately $4.1 million.
During the three months ended September 30, 2010, the net increase in prices charged to our customers was $9.0 million, consisting of $8.0 million of core price increases and $1.0 million of fuel, materials and environmental surcharges.
Volume increases in our existing business during the three months ended September 30, 2010, increased revenues by approximately $10.1 million. The net increase in volume was primarily attributable to increases in disposal and roll off activity for operations owned in the comparable periods.
Increased recyclable commodity volumes collected and increased recyclable commodity prices during the three months ended September 30, 2010, increased revenues by $5.4 million. The increase in recyclable commodity prices was primarily a result of increased overseas demand for recyclable commodities.
Other revenues increased by $1.2 million during the three months ended September 30, 2010, primarily due to an increase in cargo volume at our intermodal operations.
Total revenues increased $102.3 million, or 11.6%, to $983.8 million for the nine months ended September 30, 2010, from $881.5 million for the nine months ended September 30, 2009.

Acquisitions closed during, or subsequent to, the nine months ended September 30, 2009, increased revenues by approximately $56.3 million.
During the nine months ended September 30, 2010, the net increase in prices charged to our customers was $25.3 million, consisting of $23.8 million of core price increases and $1.5 million of fuel, materials and environmental surcharges.
Volume decreases in our existing business during the nine months ended September 30, 2010, reduced revenues by approximately $2.2 million. The net decrease in volume was primarily attributable to declines in commercial activity, roll off activity and transfer station volumes, partially offset by increases in landfill volumes for operations owned in the comparable periods. Our volume declines improved from a negative $10.4 million and negative $1.9 million during the three months ended March 31, 2010 and June 30, 2010, respectively, to a positive $10.1 million during the three months ended September 30, 2010, as a result of increased stability in our operating markets and the timing of landfill special waste projects. We believe that our volume in the quarter ending December 31, 2010, will remain positive, but will decline as compared to our volume results for the three months ended September 30, 2010, due to a reduction in landfill special waste projects.
Increased recyclable commodity volumes collected and increased recyclable commodity prices during the nine months ended September 30, 2010, increased revenues by $18.4 million. The increase in recyclable commodity prices was primarily a result of increased overseas demand for recyclable commodities and reflects a recovery of recyclable commodity prices, which decreased significantly in 2009.
Other revenues increased by $4.5 million during the nine months ended September 30, 2010, primarily due to an increase in cargo volume at our intermodal operations.
Cost of Operations. Total cost of operations increased $13.2 million, or 7.3%, to $193.6 million for the three months ended September 30, 2010, from $180.4 million for the three months ended September 30, 2009. The increase was primarily attributable to operating costs associated with acquisitions closed during, or subsequent to, the three and nine months ended September 30, 2009, increased rail transportation expenses at our intermodal operations, increased third party trucking and transportation expenses due to increased waste disposal internalization and outsourcing these services, increased franchise fees and taxes on revenues due to increased tax rates and increased landfill volumes, increased expenses associated with the cost of purchasing recyclable commodities due to recyclable commodity pricing increases, increased labor expenses, increased employee medical benefit expenses resulting from increased claims cost and severity, increased equipment and container repair expenses, partially offset by a decrease in auto and workers’ compensation expense under our high deductible insurance program due to a reduction in projected losses on open claims and a decrease in general liability insurance expenses due to reduced claims severity.
Total cost of operations increased $47.2 million, or 9.2%, to $558.0 million for the nine months ended September 30, 2010, from $510.8 million for the nine months ended September 30, 2009. The increase was primarily attributable to operating costs associated with acquisitions closed during, or subsequent to, the three and nine months ended September 30, 2009, increased rail transportation expenses at our intermodal operations, increased third party trucking and transportation expenses due to increased waste disposal internalization and outsourcing these services, increased disposal expenses due to increased disposal rates, increased franchise fees and taxes on revenues due to increased tax rates and increased landfill volumes, increased expenses associated with the cost of purchasing recyclable commodities due to recyclable commodity pricing increases, increased labor expenses, increased equipment and container repair expenses, increased property taxes and increased facility repairs, partially offset by decreased diesel fuel expense resulting from lower volumes consumed and lower prices, a decrease in auto and workers’ compensation expense under our high deductible insurance program due to a reduction in projected losses on open claims and a decrease in general liability insurance expenses due to reduced claims severity.

Cost of operations as a percentage of revenues decreased 1.1 percentage points to 56.0% for the three months ended September 30, 2010, from 57.1% for the three months ended September 30, 2009. The decrease as a percentage of revenues was primarily attributable to decreased auto and workers’ compensation expense, decreased general liability insurance expenses, price increases charged to our customers being higher, on a percentage basis, than certain expense increases recognized during the three months ended September 30, 2010, and leveraging existing personnel and equipment to service increases in landfill revenue resulting from higher volumes, partially offset by increased third party trucking and transportation expenses, increased employee medical benefit expenses and increased taxes on revenues.
Cost of operations as a percentage of revenues decreased 1.2 percentage points to 56.7% for the nine months ended September 30, 2010, from 57.9% for the nine months ended September 30, 2009. The decrease as a percentage of revenues was primarily attributable to decreased fuel expense, decreased auto and workers’ compensation expense, decreased general liability insurance expenses and price increases charged to our customers being higher, on a percentage basis, than certain expense increases recognized during the nine months ended September 30, 2010, partially offset by increased third party trucking and transportation expenses and increased rail transportation expenses.
SG&A. SG&A expenses increased $2.7 million, or 7.6%, to $38.5 million for the three months ended September 30, 2010, from $35.8 million for the three months ended September 30, 2009. The increase was primarily the result of additional personnel from acquisitions closed during, or subsequent to, the three months ended September 30, 2009, increased payroll and payroll-related expenses, increased cash and stock-based incentive compensation expense and increased advertising expenses, partially offset by a decrease in bad debt expense.
SG&A expenses increased $6.1 million, or 5.8%, to $110.5 million for the nine months ended September 30, 2010, from $104.4 million for the nine months ended September 30, 2009. The increase was primarily the result of additional personnel from acquisitions closed during, or subsequent to, the nine months ended September 30, 2009, increased payroll and payroll-related expenses, increased cash and stock-based incentive compensation expense and increased advertising expenses, partially offset by a decrease in legal expenses, decreased direct acquisition expenses and decreased expenses associated with our prior corporate office facilities. During the nine months ended September 30, 2009, we incurred higher direct acquisition expenses due primarily to our acquisition of certain operations from Republic Services, Inc.
SG&A expenses as a percentage of revenues decreased 0.2 percentage points to 11.1% for the three months ended September 30, 2010, from 11.3% for the three months ended September 30, 2009. The decrease as a percentage of revenues was primarily attributable to leveraging existing SG&A to service increases in landfill revenue resulting from higher volumes.
SG&A expenses as a percentage of revenues decreased 0.6 percentage points to 11.2% for the nine months ended September 30, 2010, from 11.8% for the nine months ended September 30, 2009. The decrease as a percentage of revenues was primarily attributable to declines in the aforementioned charges for our prior corporate office facilities and direct acquisition expenses.
Depreciation. Depreciation expense increased $3.2 million, or 10.3%, to $34.4 million for the three months ended September 30, 2010, from $31.2 million for the three months ended September 30, 2009. Depreciation expense increased $13.2 million, or 15.4%, to $99.3 million for the nine months ended September 30, 2010, from $86.1 million for the nine months ended September 30, 2009. The increases were primarily attributable to depreciation and depletion associated with acquisitions closed during, or subsequent to, the three and nine months ended September 30, 2009, increased depletion expense at existing operations and increased depreciation expense associated with additions to our fleet and equipment purchased to support our existing operations.
Depreciation expense as a percentage of revenues increased 0.1 percentage points to 10.0% for the three months ended September 30, 2010, from 9.9% for the three months ended September 30, 2009, due primarily to increased depletion expense attributable to higher landfill volumes, partially offset by leveraging existing equipment to service increases in landfill revenue.

Depreciation expense as a percentage of revenues increased 0.3 percentage points to 10.1% for the nine months ended September 30, 2010, from 9.8% for the nine months ended September 30, 2009, due primarily to increased depletion expense at acquired operations.
Amortization of Intangibles. Amortization of intangibles expense decreased $0.1 million, or 1.5%, to $3.6 million for the three months ended September 30, 2010, from $3.7 million for the three months ended September 30, 2009, due to certain intangible assets becoming fully amortized subsequent to September 30, 2009.
Amortization of intangibles expense increased $1.4 million, or 15.5%, to $10.8 million for the nine months ended September 30, 2010, from $9.4 million for the nine months ended September 30, 2009, due primarily to amortization on contracts, customer lists and other intangibles acquired during, or subsequent to, the nine months ended September 30, 2009.
Amortization of intangibles expense as a percentage of revenues decreased 0.2 percentage points to 1.0% for the three months ended September 30, 2010, from 1.2% for the three months ended September 30, 2009. Amortization of intangibles expense as a percentage of revenues was 1.1% for the nine months ended September 30, 2010 and 2009.
Loss (Gain) on Disposal of Assets. Loss (gain) on disposal of assets decreased $0.2 million, to a gain of $0.1 million for the three months ended September 30, 2010, from a loss of $0.1 million for the three months ended September 30, 2009. Loss (gain) on disposal of assets increased $1.6 million, to a loss of $0.6 million for the nine months ended September 30, 2010, from a gain of $1.0 million for the nine months ended September 30, 2009. During the nine months ended September 30, 2009, we recorded a $1.7 million gain associated with the disposal of a hauling operation in our Southern Region.
Operating Income. Operating income increased $10.9 million, or 16.9%, to $75.7 million for the three months ended September 30, 2010, from $64.8 million for the three months ended September 30, 2009. Operating income increased $32.8 million, or 19.1%, to $204.6 million for the nine months ended September 30, 2010, from $171.8 million for the nine months ended September 30, 2009. The increases were primarily attributable to increased revenues, partially offset by increased operating costs, increased SG&A expense, and increased depreciation expense and amortization of intangibles expense.
Operating income as a percentage of revenues increased 1.4 percentage points to 21.9% for the three months ended September 30, 2010, from 20.5% for the three months ended September 30, 2009. The increase as a percentage of revenues was due to the previously described 1.1 percentage point decrease in cost of operations, 0.2 percentage point decrease in SG&A expense and 0.2 percentage point decrease in amortization expense, partially offset by the 0.1 percentage point increase in depreciation expense.
Operating income as a percentage of revenues increased 1.3 percentage points to 20.8% for the nine months ended September 30, 2010, from 19.5% for the nine months ended September 30, 2009. The increase as a percentage of revenues was due to the previously described 1.2 percentage point decrease in cost of operations and 0.6 percentage point decrease in SG&A expense, partially offset by the 0.3 percentage point increase in depreciation expense and 0.2 percentage point increase in loss (gain) on disposal of assets.
Interest Expense. Interest expense decreased $2.9 million, or 23.2%, to $9.4 million for the three months ended September 30, 2010, from $12.3 million for the three months ended September 30, 2009. The decrease was primarily attributable to a reduction in our total average outstanding borrowings, funding the redemption of our 2026 Notes with borrowings under our credit facility at lower interest rates and a reduction in the amortization of our debt discount on the redeemed 2026 Notes.
Interest expense decreased $6.0 million, or 16.2%, to $30.8 million for the nine months ended September 30, 2010, from $36.8 million for the nine months ended September 30, 2009. The decrease was primarily attributable to funding the redemption of our 2026 Notes with borrowings under our credit facility at lower interest rates, a reduction in the amortization of our debt discount on the redeemed 2026 Notes and reduced average borrowing rates on the portion of our credit facility borrowings not fixed under interest rate swap agreements.

Interest Income. Interest income was $0.1 million for the three months ended September 30, 2010 and 2009. Interest income decreased $0.8 million to $0.5 million for the nine months ended September 30, 2010, from $1.3 million for the nine months ended September 30, 2009, due to lower average cash balances. We maintained higher cash balances, primarily between January 2009 and April 2009, in order to fund acquisitions that closed during the second quarter of 2009.
Loss on Extinguishment of Debt. Loss on extinguishment of debt for the nine months ended September 30, 2010, consisted of an expense charge of $9.7 million associated with the redemption of our 2026 Notes and a charge of $0.5 million associated with the redemption of our Wasco Bonds.
Income Tax Provision. Income taxes increased $7.3 million, or 38.4%, to $26.6 million for the three months ended September 30, 2010, from $19.3 million for the three months ended September 30, 2009. Income taxes increased $16.2 million, or 32.5%, to $66.3 million for the nine months ended September 30, 2010, from $50.1 million for the nine months ended September 30, 2009.
Our effective tax rates for the three months ended September 30, 2009 and 2010, were 36.0% and 39.2%, respectively. Our effective tax rates for the nine months ended September 30, 2009 and 2010, were 36.5% and 40.0%, respectively.
During the three and nine months ended September 30, 2010, we recorded a $1.2 million increase in the income tax provision associated with the reconciliation of the income tax provision to the 2009 federal and certain state tax returns, which were filed in the third quarter of 2010. We also recorded a reduction to the liability for uncertain tax positions of approximately $0.6 million due to the expiration of certain statutes of limitations, which was recorded as a reduction to income tax expense. Additionally, during the nine months ended September 30, 2010, we recorded a $1.5 million increase in the income tax provision associated with an adjustment in deferred tax liabilities resulting from a voter-approved increase in Oregon state income tax rates and changes to the geographic apportionment of our state income taxes and a $0.4 million increase in the income tax provision associated with the disposal of certain assets that had no tax basis.
During the three and nine months ended September 30, 2009, we recorded a reduction to income tax expense of $0.4 million and $1.6 million, respectively, resulting from changes to the geographical apportionment of our state income taxes due to acquisitions closed in the current year and from current year changes to the state apportionment formulas used in certain states, and the reconciliation of the income tax provision to the 2008 federal tax return, which was filed in September 2009. Additionally, during the three and nine months ended September 30, 2009, we recorded a reduction to the liability for uncertain tax positions of approximately $0.8 million due to the expiration of certain statutes of limitations, which was recorded as a reduction to income tax expense.
Net Income Attributable to Noncontrolling Interests. Net income attributable to noncontrolling interests increased $0.2 million to $0.3 million for the three months ended September 30, 2010, from $0.1 million for the three months ended September 30, 2009, due to increased earnings at our majority-owned subsidiaries. Net income attributable to noncontrolling interests was $0.7 million for the nine months ended September 30, 2010 and 2009.

LIQUIDITY AND CAPITAL RESOURCES
The following table sets forth certain cash flow information for the nine month periods ended September 30, 2009 and 2010 (in thousands):

	Nine Months Ended
	September 30,
	2009	2010
Net cash provided by operating activities	$242,245	$242,298
Net cash used in investing activities	(504,920)	(100,808)
Net cash provided by (used in) financing activities	7,432	(137,573)

Net (decrease) increase in cash and equivalents	(255,243)	3,917
Cash and equivalents at beginning of period	265,264	9,639

Cash and equivalents at end of period	$10,021	$13,556

Operating Activities Cash Flows
For the nine months ended September 30, 2010, net cash provided by operating activities was $242.3 million. For the nine months ended September 30, 2009, net cash provided by operating activities was $242.2 million. The $0.1 million net increase in cash provided by operating activities was due primarily to the following:
1)	An increase in net income of $12.4 million;

2)	An increase in depreciation and amortization expense of $14.7 million;

3)	An increase in equity-based compensation expense of $1.5 million; less

4)
A decrease of $8.2 million attributable to an increase in the excess tax benefit associated with equity-based compensation, due to an increase in stock option exercises resulting in increased taxable income recognized by employees that is tax deductible to us;

5)
A decrease in deferred taxes of $12.7 million due primarily to the recognition during the nine months ended September 30, 2009, of tax benefits associated with a change in our tax method for deducting depreciation expense for certain landfills; and

6)
A decrease in cash flows from operating assets and liabilities, net of effects from acquisitions, of $9.0 million to cash provided by operating activities of $10.6 million for the nine months ended September 30, 2010, from cash provided by operating activities of $19.6 million for the nine months ended September 30, 2009. The significant components of the $10.6 million in cash inflows from changes in operating assets and liabilities for the nine months ended September 30, 2010, include the following:

a)	an increase from accrued liabilities of $16.4 million due primarily to increased liabilities for payroll, property taxes, interest and auto and workers’ compensation claims;

b)	an increase from prepaid expenses and other current assets of $7.2 million due primarily to decreases in prepaid income taxes and the amortization of prepaid license and permit costs;

c)	an increase from deferred revenue of $2.9 million due primarily to increased revenues and the timing of billing for services; less

d)	a decrease from accounts receivable of $14.9 million due to increased revenues; less,

e)	a decrease from accounts payable of $1.7 million due primarily to the timing of payments for capital expenditures and operating expenses.

As of September 30, 2010, we had a working capital deficit of $36.2 million, including cash and equivalents of $13.6 million. Our working capital deficit decreased $8.9 million from $45.1 million at December 31, 2009. To date, we have experienced no loss or lack of access to our cash or cash equivalents; however, we can provide no assurances that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets. Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements to reduce our indebtedness under our credit facility and to minimize our cash balances.
Investing Activities Cash Flows
Net cash used in investing activities decreased $404.1 million to $100.8 million for the nine months ended September 30, 2010, from $504.9 million for the nine months ended September 30, 2009. The significant components of the decrease include the following:
1)	A decrease in payments for acquisitions of $404.7 million;

2)	An increase in cash proceeds from the disposal of assets of $1.4 million, due primarily to the disposal of various operations; less

3)
An increase in capital expenditures for property and equipment of $1.8 million due to increases in site costs for various landfills and construction of buildings and purchase of containers, partially offset by a decrease in truck and equipment purchases.

Financing Activities Cash Flows
Net cash flows used in financing activities increased $145.0 million to $137.6 million for the nine months ended September 30, 2010, from a net cash provided by financing activities total of $7.4 million for the nine months ended September 30, 2009. The significant components of the increase include the following:
1)	An increase in payments to repurchase our common stock of $76.1 million;

2)	A decrease in net long-term borrowings of $95.0 million due to an increase in long-term borrowings in the nine month period ended September 30, 2009 to fund acquisitions; less

3)	An increase in proceeds from option and warrant exercises of $18.3 million due to an increase in the number of options and warrants exercised in the nine month period ended September 30, 2010; less

4)
An increase in the excess tax benefit associated with equity-based compensation of $8.2 million, due to the aforementioned increase in options and warrants exercised in the nine month period ended September 30, 2010, which resulted in increased taxable income, recognized by employees, that is tax deductible by us.

Our business is capital intensive. Our capital requirements include acquisitions and fixed asset purchases. We will also make capital expenditures for landfill cell construction, landfill development, landfill closure activities and intermodal facility construction in the future.
Our Board of Directors has authorized a common stock repurchase program for the repurchase of up to $800.0 million of our common stock through December 31, 2012. Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of the common stock and overall market conditions. During the nine months ended September 30 2010, we repurchased 3,347,111 shares of our common stock under this program at a cost of $116.3 million. As of September 30, 2010, the remaining maximum dollar value of shares available for repurchase under the program was approximately $201.3 million. Subsequent to September 30, 2010 and through October 15, 2010, the Company repurchased 431,379 shares of its common stock under this program at a cost of $17,319.

On October 19, 2010, our Board of Directors authorized a three-for-two split of our common stock, in the form of a 50% stock dividend, payable November 12, 2010, to stockholders of record as of the close of business on October 29, 2010. To effect the three-for-two stock split, one additional share of our common stock will be issued on November 12, 2010 for every two shares of common stock held by stockholders of record as of the close of business on October 29, 2010. Fractional share amounts will be paid in cash based on the closing market price of our common stock on the record date.
In addition, on October 19, 2010, our Board of Directors authorized the initiation of a quarterly cash dividend of $0.075 per share, as adjusted for the three-for-two stock split described above. The initial quarterly cash dividend will be paid on November 12, 2010 to the stockholders of record as of the close of business on October 29, 2010. We intend to fund the dividend payment out of cash on hand and cash generated by operating activities. The Board will review the cash dividend periodically, with a long-term objective of increasing the amount of the dividend. No assurance can be given as to the amounts or timing of future dividends.
We made $86.1 million in capital expenditures during the nine months ended September 30, 2010. We expect to make capital expenditures between $120 million and $125 million in 2010 in connection with our existing business. We intend to fund our planned 2010 capital expenditures principally through internally generated funds and borrowings under our credit facility. In addition, we may make substantial additional capital expenditures in acquiring solid waste collection and disposal businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity. We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities. We believe that our cash and equivalents, credit facility and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future. However, disruptions in the capital and credit markets could adversely affect our ability to draw on our credit facility or raise other capital. Our access to funds under the credit facility is dependent on the ability of the banks that are parties to the facility to meet their funding commitments. Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.
As of September 30, 2010, we had $436.0 million outstanding under our credit facility, exclusive of outstanding stand-by letters of credit of $84.3 million. As of September 30, 2010, we were in compliance with all applicable covenants in our credit facility.
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

As of September 30, 2010, we had the following contractual obligations (in thousands):

	Payments Due by Period
		Less Than	1 to 3	3 to 5	Over 5
Recorded Obligations	Total	1 Year	Years	Years	Years
Long-term debt	$832,972	$1,849	$438,714	$3,105	$389,304
Cash interest payments	$176,106	$32,922	$51,139	$41,242	$50,803

Long-term debt payments include:
1)
$436.0 million in principal payments due 2012 related to our credit facility. Our credit facility bears interest, at our option, at either the base rate plus the applicable base rate margin (approximately 3.25% at September 30, 2010) on base rate loans, or the Eurodollar rate plus the applicable Eurodollar margin (approximately 0.88% at September 30, 2010) on Eurodollar loans. As of September 30, 2010, our credit facility allowed us to borrow up to $845 million.

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

4)
$39.4 million in principal payments related to our tax-exempt bonds, which bear interest at variable rates (between 0.30% and 0.33%) at September 30, 2010. The tax-exempt bonds have maturity dates ranging from 2012 to 2033.

5)
$4.2 million in principal payments related to our notes payable to sellers. Our notes payable to sellers bear interest at rates between 6.05% and 10.35% at September 30, 2010, and have maturity dates ranging from 2010 to 2036.

6)
$3.3 million in principal payments related to our notes payable to third parties. Our notes payable to third parties bear interest at rates between 1.0% and 10.9% at September 30, 2010, and have maturity dates ranging from 2010 to 2019.

The following assumptions were made in calculating cash interest payments:
1)
We calculated cash interest payments on the credit facility using the Eurodollar rate plus the applicable Eurodollar margin at September 30, 2010. We assumed the credit facility is paid off when the credit facility matures in 2012.

2)	We calculated cash interest payments on our interest rate swaps using the stated interest rate in the swap agreement less the Eurodollar rate through the term of the swaps.
The total liability for uncertain tax positions at September 30, 2010, was approximately $0.4 million. We are not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, we do not expect a significant payment related to this liability within the next year.

	Amount of Commitment Expiration Per Period
	(amounts in thousands)
		Less Than	1 to 3	3 to 5	Over 5
Unrecorded Obligations(1)	Total	1 Year	Years	Years	Years
Operating leases	$80,417	$10,252	$19,143	$15,823	$35,199

(1)
We are party to operating lease agreements. These lease agreements are established in the ordinary course of our business and are designed to provide us with access to facilities at competitive, market-driven prices. These arrangements have not materially affected our financial position, results of operations or liquidity during the nine months ended September 30, 2010, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

We have obtained financial surety bonds, primarily to support our financial assurance needs and landfill operations. We provided customers and various regulatory authorities with surety bonds in the aggregate amounts of approximately $273.1 million and $281.2 million at December 31, 2009 and September 30, 2010, respectively. These arrangements have not materially affected our financial position, results of operations or liquidity during the nine months ended September 30, 2010, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.
From time to time, we evaluate our existing operations and their strategic importance to us. If we determine that a given operating unit does not have future strategic importance, we may sell or otherwise dispose of those operations. Although we believe our reporting units would not be impaired by such dispositions, we could incur losses on them.
The disposal tonnage that we received in the nine month periods ended September 30, 2009 and 2010, at all of our landfills during the respective period, is shown below (tons in thousands):

	Nine months ended September 30,
	2009		2010
	Number of	Total	Number of	Total
	Sites	Tons	Sites	Tons
Owned landfills and landfills operated under life-of-site agreements	37	7,922	38	9,875
Operated landfills	7	591	6	472

	44	8,513	44	10,347

FREE CASH FLOW
Free cash flow, a non-GAAP financial measure, is provided supplementally because it is widely used by investors as a valuation and liquidity measure in the solid waste industry. We define free cash flow as net cash provided by operating activities, plus proceeds from disposal of assets, plus or minus change in book overdraft, plus excess tax benefit associated with equity-based compensation, less capital expenditures for property and equipment and distributions to noncontrolling interests. This measure is not a substitute for, and should be used in conjunction with, GAAP liquidity or financial measures. Management uses free cash flow as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. Other companies may calculate free cash flow differently. Our free cash flow for the nine month periods ended September 30, 2009 and 2010, is calculated as follows (amounts in thousands):

	Nine months ended
	September 30,
	2009	2010
Net cash provided by operating activities	$242,245	$242,298
Plus/less: Change in book overdraft	47	(374)
Plus: Proceeds from disposal of assets	4,348	5,786
Plus: Excess tax benefit associated with equity-based compensation	696	8,935
Less: Capital expenditures for property and equipment	(84,289)	(86,121)

Free cash flow	$163,047	$170,524

ADJUSTED OPERATING INCOME BEFORE DEPRECIATION AND AMORTIZATION
Adjusted operating income before depreciation and amortization, a non-GAAP financial measure, is provided supplementally because it is widely used by investors as a performance and valuation measure in the solid waste industry. We define adjusted operating income before depreciation and amortization as operating income, plus depreciation and amortization expense, plus closure and post-closure accretion expense, plus or minus any gain or loss on disposal of assets. We further adjust this calculation to exclude the effects of items management believes impact the ability to assess the operating performance of our business. This measure is not a substitute for, and should be used in conjunction with, GAAP financial measures. Management uses adjusted operating income before depreciation and amortization as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. Other companies may calculate adjusted operating income before depreciation and amortization differently. Our adjusted operating income before depreciation and amortization for the three and nine month periods ended September 30, 2009 and 2010, is calculated as follows (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2010	2009	2010
Operating income	$64,761	$75,685	$171,814	$204,642
Plus: Depreciation and amortization	34,897	38,057	95,478	110,149
Plus: Closure and post-closure accretion	584	443	1,496	1,323
Plus/less: Loss (gain) on disposal of assets	139	(50)	(1,037)	572
Adjustments:
Plus: Acquisition-related transaction costs (a)	897	782	4,179	1,177
Plus: Loss on prior corporate office lease (b)	—	—	1,621	—

Adjusted operating income before depreciation and amortization	$101,278	$114,917	$273,551	$317,863

(a)	Reflects the addback of acquisition-related costs expensed due to the implementation of new accounting guidance for business combinations effective January 1, 2009.

(b)	Reflects the addback of a loss on our prior corporate office lease due to the relocation of our corporate offices.
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
SEASONALITY
We expect our operating results to vary seasonally, with revenues typically lowest in the first quarter, higher in the second and third quarters and lower in the fourth quarter than in the second and third quarters. This seasonality reflects the lower volume of solid waste generated during the late fall, winter and early spring because of decreased construction and demolition activities during winter months in the U.S. We expect the fluctuation in our revenues between our highest and lowest quarters to be approximately 7% to 10%. In addition, some of our operating costs may be higher in the winter months. Adverse winter weather conditions slow waste collection activities, resulting in higher labor and operational costs. Greater precipitation in the winter increases the weight of collected waste, resulting in higher disposal costs, which are calculated on a per ton basis.

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
At September 30, 2010, our derivative instruments included five interest rate swap agreements that effectively fix the interest rate on the applicable notional amounts of our variable rate debt as follows (dollars in thousands):

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
We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged floating rate debt. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. We are exposed to cash flow risk due to changes in interest rates with respect to the unhedged floating rate balances owed at December 31, 2009 and September 30, 2010, of $84.3 million and $250.4 million, respectively, including floating rate debt under our credit facility and floating rate municipal bond obligations. A one percent increase in interest rates on our variable-rate debt as of December 31, 2009 and September 30, 2010, would decrease our annual pre-tax income by approximately $0.8 million and $2.5 million, respectively. All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations, subject to counterparty default risk.
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

At September 30, 2010, our derivative instruments included nine fuel hedge agreements as follows:

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
We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged diesel fuel purchases. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. For the year ending December 31, 2010, we expect to purchase approximately 25 million gallons of diesel fuel, of which 11.2 million gallons will be purchased at market prices and 13.8 million gallons will be purchased at prices that are fixed under our fuel hedges. During the three month period of October 1, 2010 to December 31, 2010, we expect to purchase approximately 2.8 million gallons of unhedged diesel fuel at market prices; therefore, a $0.10 per gallon increase in the price of fuel over the remaining three months in 2010 would decrease our pre-tax income during this period by approximately $0.3 million.
We market a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals. We own and operate 38 recycling processing operations and sell other collected recyclable materials to third parties for processing before resale. Certain of our municipal recycling contracts in the state of Washington specify benchmark resale prices for recycled commodities. If the prices we actually receive for the processed recycled commodities collected under the contract exceed the prices specified in the contract, we share the excess with the municipality, after recovering any previous shortfalls resulting from actual market prices falling below the prices specified in the contract. To reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties. In the event of a decline in recycled commodity prices, a 10% decrease in average recycled commodity prices from the average prices that were in effect during the nine months ended September 30, 2009 and 2010, would have had a $1.8 million and $3.6 million impact on revenues for the nine months ended September 30, 2009 and 2010, respectively.

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
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2010, that our disclosure controls and procedures were effective at the reasonable assurance level such that information required to be disclosed in our Exchange Act reports: (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
During the quarter ended September 30, 2010, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
No material developments occurred during the quarterly period ended September 30, 2010, in the legal proceeding involving Colonias Dev. Council v. Rhino Envtl. Servs., Inc. (In re Rhino Envtl. Servs.) described in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, except that on September 17, 2010, HDSWF filed a formal landfill permit application for the new landfill site with the New Mexico Environment Department, which is evaluating that application. Refer to Note 15 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q for a description of this legal proceeding.
No material developments occurred during the quarterly period ended September 30, 2010, in the legal proceeding involving Board of Comm’rs of Sumner County, Kansas, Tri-County Concerned Citizens and Dalton Holland v. Roderick Bremby, Sec’y of the Kansas Dep’t of Health and Env’t, et al. described in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, except that oral argument in the case occurred on September 27, 2010. Refer to Note 15 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q for a description of this legal proceeding.
No material developments occurred during the quarterly period ended September 30, 2010, in the legal proceeding involving the April 29, 2009, administrative law judge recommended Decision and Order finding violations of the National Labor Relations Act by one of our subsidiaries, El Paso Disposal, LP, or EPD, described in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, except that a hearing in the Fifth Circuit Court of Appeals on EPD’s appeal of the injunction was held on August 2, 2010, and the hearing related to the unfair labor practice charges filed by the union on January 22, 2010, March 5, 2010, June 11, 2010, June, 24, 2010, and June 30, 2010, and the complaint filed by the NLRB on May 28, 2010, was rescheduled for November 2, 2010. In addition, on August 10, 2010, the NLRB filed a motion for contempt and other civil relief before the United States District Court for the Western District of Texas, alleging that EPD violated the court’s October 30, 2009 injunction order by failing or refusing to implement the interim relief directed by the court. A hearing on the NLRB’s motion is scheduled for November 10, 2010. Refer to Note 15 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q for a description of this legal proceeding.
No material developments occurred during the quarterly period ended September 30, 2010, in the legal proceedings in state court involving the Measure E and CEQA litigation related to our subsidiary, Potrero Hills Landfill, Inc., or PHLF, described in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, except that on August 30, the Solano County Superior Court denied the plaintiffs’ motions to reconsider and reaffirmed its ruling denying the petitions for writs to overturn PHLF’s expansion permit. In addition, on September 17, 2010, the Court denied PHLF’s and our administrative motion to consolidate the three Measure E cases into one proceeding. We filed a notice of appeal to the federal court’s abstention ruling on January 22, 2010, and, along with our co-appellants, we filed our opening brief in the United States Court of Appeals for the Ninth Circuit on September 20, 2010. The opposing brief of the three intervenor-appellees is due on November 3, 2010. Finally, on October 8, 2010, the California Court of Appeal dismissed plaintiffs’ appeal in Protect the Marsh, et al. v. County of Solano, et al., for lack of standing. Refer to Note 15 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q for a description of the state and federal legal proceedings related to the Potrero Hills Landfill.
In October 2010, we settled, without admitting any violations of law or regulations, the legal proceeding involving the proposed Compliance Order on Consent we received from the Colorado Department of Public Health and Environment in November 2009, described in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010. Three of our subsidiaries, Broadacre Landfill, Inc., Waste Connections of Colorado, Inc. and Denver Regional Landfill, Inc., entered into a final Compliance Order on Consent, pursuant to which the companies agreed to pay CDPHE an aggregate settlement fee equal to $171,500, subject to additional amounts based on any similar future violations during the proceeding two-year period. Refer to Note 15 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q for a description of this legal proceeding.

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
In addition, we are a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business. Except as noted in the legal cases described above, and in Note 15 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q, as of September 30, 2010, there is no current proceeding or litigation involving us or of which any of our property is the subject that we believe will have a material adverse impact on our business, financial condition, results of operations or cash flows.

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
The general economic downturn in late 2008 and 2009 had a negative effect on our operating results, including decreases in volume generally associated with the construction industry, reduced personal consumption and declines in recycled commodity prices. In an economic slowdown, we also experience the negative effects of increased competitive pricing pressure, customer turnover, and reductions in customer service requirements. Worsening economic conditions or a prolonged or recurring economic recession could adversely affect our operating results and expected seasonal fluctuations. Further, we cannot assure you that an improvement in economic conditions after such a downturn will result in an immediate, if at all positive, improvement in our operating results or cash flows.
Our results are vulnerable to economic conditions and seasonal factors affecting the regions in which we operate.
Our business and financial results would be harmed by downturns in the general economy of the regions in which we operate and other factors affecting those regions, such as state regulations affecting the solid waste services industry and severe weather conditions. Based on historic trends, we expect our operating results to vary seasonally, with revenues typically lowest in the first quarter, higher in the second and third quarters, and lower in the fourth quarter than in the second and third quarters. We expect the fluctuation in our revenues between our highest and lowest quarters to be approximately 7% to 10%. This seasonality reflects the lower volume of solid waste generated during the late fall, winter and early spring because of decreased construction and demolition activities during the winter months. In addition, some of our operating costs may be higher in the winter months. Adverse winter weather conditions slow waste collection activities, resulting in higher labor and operational costs. Greater precipitation in the winter increases the weight of collected waste, resulting in higher disposal costs, which are calculated on a per ton basis. Because of these factors, we expect operating income to be generally lower in the winter months, and our stock price may be negatively affected by these variations.

We may be subject in the normal course of business to judicial, administrative or other third party proceedings that could interrupt or limit our operations, require expensive remediation, result in adverse judgments, settlements or fines and create negative publicity.
Governmental agencies may, among other things, impose fines or penalties on us relating to the conduct of our business, attempt to revoke or deny renewal of our operating permits, franchises or licenses for violations or alleged violations of environmental laws or regulations or as a result of third party challenges, require us to install additional pollution control equipment or require us to remediate potential environmental problems relating to any real property that we or our predecessors ever owned, leased or operated or any waste that we or our predecessors ever collected, transported, disposed of or stored. Individuals, citizens groups, trade associations or environmental activists may also bring actions against us in connection with our operations that could interrupt or limit the scope of our business. Any adverse outcome in such proceedings could harm our operations and financial results and create negative publicity, which could damage our reputation, competitive position and stock price.
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
The market price of fuel is volatile and rose substantially in recent years before falling with the general economic downturn in late 2008, but again rose during 2009 and 2010. We generally purchase diesel fuel at market prices, and such prices have fluctuated significantly. A significant increase in our fuel cost could adversely affect our business and reduce our operating margins and reported earnings. To manage a portion of this risk, we have entered into multiple fuel hedge agreements related to forecasted diesel fuel purchases as well as fixed-price fuel purchase contracts. During periods of falling diesel fuel prices, our hedge payable positions may increase and it may become more expensive to purchase fuel under our fixed-price fuel purchase contracts than at market prices.
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
From time to time, labor unions attempt to organize our employees. Some groups of our employees are represented by unions, and we have negotiated collective bargaining agreements with most of these groups. We are currently engaged in negotiations with other groups of employees represented by unions. Additional groups of employees may seek union representation in the future. As a result of these activities, we may be subjected to unfair labor practice charges, complaints and other legal and administrative proceedings initiated against us by unions or the National Labor Relations Board, which could negatively impact our operating results. Negotiating collective bargaining agreements with these groups could divert management attention, which could also adversely affect operating results. If we are unable to negotiate acceptable collective bargaining agreements, we might have to wait through “cooling off” periods, which are often followed by union-initiated work stoppages, including strikes. Furthermore, any significant work stoppage or slowdown at ports or by railroad workers could reduce or interrupt the flow of cargo containers through our intermodal facilities. Depending on the type and duration of any labor disruptions, our operating expenses could increase significantly, which could adversely affect our financial condition, results of operations and cash flows.

We could face significant withdrawal liability if we withdraw from participation in one or more multiemployer pension plans in which we participate.
We participate in various “multiemployer” pension plans administered by employee and union trustees. We make periodic contributions to these plans to allow them to meet their pension benefit obligations to their participants. In the event that we withdraw from participation in one of these plans, then applicable law could require us to make an additional lump-sum contribution to the plan, and we would have to reflect that as an expense in our consolidated statement of operations and as a liability on our consolidated balance sheet. Our withdrawal liability for any multiemployer plan would depend on the extent of the plan’s funding of vested benefits. In the ordinary course of our renegotiation of collective bargaining agreements with labor unions that participate in these plans, we may decide to discontinue participation in a plan, and in that event, we could face a withdrawal liability. Some multiemployer plans in which we participate may have significant underfunded liabilities. Such underfunding could increase the size of our potential withdrawal liability.
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
Our ability to access the capital markets may be severely restricted at a time when we would like, or need, to do so. While we expect we will be able to fund some of our acquisitions with our existing resources, additional financing to pursue additional acquisitions may be required. However, if market conditions deteriorate, we may be unable to secure additional financing or any such additional financing may be available to us on unfavorable terms, which could have an impact on our flexibility to pursue additional acquisition opportunities and maintain our desired level of revenue growth in the future. In addition, disruptions in the capital and credit markets could adversely affect our ability to draw on our credit facility. Our access to funds under the credit facility is dependent on the ability of the banks that are parties to the facility to meet their funding commitments. Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.

Our indebtedness could adversely affect our financial condition; we may incur substantially more debt in the future.
As of September 30, 2010, we had $833.0 million of total indebtedness outstanding. We may incur substantial additional debt in the future. The incurrence of substantial additional indebtedness could have important consequences to you. For example, it could:
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
We may incur additional charges related to capitalized expenditures of landfill development projects, which would decrease our earnings.
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
We depend on two major railroads for the intermodal services we provide — the Burlington Northern Santa Fe and Union Pacific. Consequently, a reduction in, or elimination of, rail service to a particular market is likely to adversely affect our ability to provide intermodal transportation services to some of our customers. In addition, the railroads are relatively free to adjust shipping rates up or down as market conditions permit when existing contracts expire. Rate increases would result in higher intermodal transportation costs, reducing the attractiveness of intermodal transportation compared to solely trucking or other transportation modes, which could cause a decrease in demand for our services. Our business could also be adversely affected by harsh weather conditions or other factors that hinder the railroads’ ability to provide reliable transportation services.
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
We currently own and/or operate 44 landfills. Our ability to meet our financial and operating objectives may depend in part on our ability to renew landfill operating permits, acquire, lease and expand existing landfills and develop new landfill sites. It has become increasingly difficult and expensive to obtain required permits and approvals to build, operate and expand solid waste management facilities, including landfills and transfer stations. Operating permits for landfills in states where we operate must generally be renewed every five to ten years, although some permits are required to be renewed more frequently. These operating permits often must be renewed several times during the permitted life of a landfill. The permit and approval process is often time consuming, requires numerous hearings and compliance with zoning, environmental and other requirements, is frequently challenged by citizens, public interest and other groups, and may result in the denial of a permit or renewal, the award of a permit or renewal for a shorter duration than we believed was otherwise required by law, or burdensome terms and conditions being imposed on our operations. We may not be able to obtain new landfill sites or expand the permitted capacity of our landfills when necessary. Obtaining new landfill sites is important to our expansion into new, non-exclusive markets. If we do not believe that we can obtain a landfill site in a non-exclusive market, we may choose not to enter that market. Expanding existing landfill sites is important in those markets where the remaining lives of our landfills are relatively short. We may choose to forego acquisitions and internal growth in these markets because increased volumes would further shorten the lives of these landfills. Any of these circumstances could adversely affect our operating results.

Future changes in laws or renewed enforcement of laws regulating the flow of solid waste in interstate commerce could adversely affect our operating results.
Various states and local governments have enacted, or are considering enacting, laws and regulations that restrict the disposal within the jurisdiction of solid waste generated outside the jurisdiction. In addition, some state and local governments have promulgated, or are considering promulgating, laws and regulations which govern the flow of waste generated within their respective jurisdictions. These “flow control” laws and regulations typically require that waste generated within the jurisdiction be directed to specified facilities for disposal or processing, which could limit or prohibit the disposal or processing of waste in our transfer stations and landfills. Such flow control laws and regulations could also require us to deliver waste collected by us within a particular jurisdiction to facilities not owned or controlled by us, which could increase our costs and reduce our revenues. In addition, such laws and regulations could require us to obtain additional costly licenses or authorizations to be deemed an authorized hauler or disposal facility. For example, in August 2010, the City of El Paso, Texas adopted an ordinance requiring waste collected within the City’s jurisdiction to be hauled only by permitted haulers and delivered only to facilities designated or authorized by the City. We intend to challenge this ordinance as a violation of our contractual relationship with the City, but if we are unsuccessful, our business and results of operations could suffer.
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
Governmental authorities and various interest groups have promoted laws and regulations that could limit greenhouse gas, or GHG, emissions due to concerns that GHGs are contributing to climate change. The State of California has already adopted a climate change law, and other states in which we operate are considering similar actions. For example, California enacted AB 32, the Global Warming Solutions Act of 2006, which established the first statewide program in the United States to limit GHG emissions and impose penalties for non-compliance. Since then, the California Air Resources Board has taken and plans to take various actions to implement the program, including the approval on December 11, 2008, of an AB 32 Scoping Plan summarizing the main GHG-reduction strategies for California. Because landfill and collection operations emit GHGs, our operations in California are subject to regulations issued under AB 32. These regulations increase our costs for those operations and adversely affect our operating results. California’s AB 32 Scoping Plan recommends a GHG cap and trade system in conjunction with the Western Climate Initiative, which currently includes seven states, all of which we operate in, and four Canadian provinces. In addition, the EPA made an endangerment finding in 2009 allowing certain GHGs to be regulated under the Clean Air Act. This finding allows the EPA to create regulations that will impact our operations—including by imposing emission reporting, permitting, control technology installation, and monitoring requirements, although the materiality of the impacts will not be known until all regulations are finalized. EPA has already finalized its GHG “reporting rule,” which requires that municipal solid waste landfills monitor and report GHG emissions. EPA has also finalized its “tailoring rule,” which imposes certain permitting and control technology requirements, under the Clean Air Act New Source Review Prevention of Significant Deterioration and Title V permitting programs, to newly-constructed or modified facilities which emit GHGs over a certain threshold. Notably, landfills may become subject to Prevention of Significant Deterioration or Title V permitting requirements under the “tailoring rule” based on their GHG emissions even if their emission of other regulated pollutants would not otherwise trigger permitting requirements.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our Board of Directors has authorized a common stock repurchase program for the repurchase of up to $800 million of our common stock through December 31, 2012. Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of our common stock and overall market conditions. As of September 30, 2010, we have repurchased approximately 22.4 million shares of our common stock at a cost of $598.7 million. The table below reflects repurchases we have made for the three months ended September 30, 2010 (in thousands, except share and per share amounts):

				Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased Under
Period	Purchased	Per Share(1)	Program	the Program
7/1/10 – 7/31/10	18,800	$34.52	18,800	$233,279
8/1/10 – 8/31/10	821,237	38.19	821,237	201,912
9/1/10 – 9/30/10	16,000	37.76	16,000	201,308

	856,037	38.11	856,037

(1)	This amount represents the weighted average price paid per common share. This price includes a per share commission paid for all repurchases.

Item 6. Exhibits
See Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASTE CONNECTIONS, INC.
Date: October 20, 2010	BY:	/s/ Ronald J. Mittelstaedt
Ronald J. Mittelstaedt,
Chief Executive Officer

Date: October 20, 2010	BY:	/s/ Worthing F. Jackman
Worthing F. Jackman,
Executive Vice President and Chief Financial Officer

Exhibit Number	Description of Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on July 24, 2007)

3.2	Third Amended and Restated Bylaws of the Registrant, effective May 15, 2009 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on April 23, 2009)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350

101
The following materials from Waste Connections, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Equity and Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise this Exhibit 101 shall be deemed “furnished” and not “filed.”