Form 10-K
period 2010-12-31
WASTE CONNECTIONS, INC.
filed 2011-02-09
CIK 1057058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 1-31507
WASTE CONNECTIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3283464 (I.R.S. Employer Identification No.)

2295 Iron Point Road Suite 200
Folsom, California	95630
(Address of principal executive offices)	(Zip Code)
(916) 608-8200
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share (Title of each class)	New York Stock Exchange (Name of each exchange on which registered)
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
Yes ☐           No ☑
As of June 30, 2010, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant, based on the closing sales price for the registrant’s common stock, as reported on the New York Stock Exchange, was $2,682,761,147.
Number of shares of common stock outstanding as of January 21, 2011: 113,950,429
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

WASTE CONNECTIONS, INC.
ANNUAL REPORT ON FORM 10-K

i

PART I
ITEM 1. BUSINESS
Our Company
Waste Connections, Inc. is an integrated solid waste services company that provides solid waste collection, transfer, disposal and recycling services in mostly secondary markets in the Western and Southern U.S. We also provide intermodal services for the rail haul movement of cargo and solid waste containers in the Pacific Northwest through a network of seven intermodal facilities. As of December 31, 2010, we serve approximately two million residential, commercial and industrial customers from a network of operations in 27 states: Alabama, Arizona, California, Colorado, Idaho, Illinois, Iowa, Kansas, Kentucky, Louisiana, Michigan, Minnesota, Mississippi, Montana, Nebraska, Nevada, New Mexico, North Carolina, Oklahoma, Oregon, South Carolina, South Dakota, Tennessee, Texas, Utah, Washington and Wyoming. As of December 31, 2010, we owned or operated a network of 135 solid waste collection operations, 54 transfer stations, seven intermodal facilities, 39 recycling operations, 44 active landfills, and one exploration and production waste treatment and disposal facility.
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

We currently deliver our services from approximately 172 operating locations grouped into three regions: our Western Region is comprised of operating locations in California, Idaho, Montana, Nevada, Oregon, Washington and western Wyoming; our Central Region is comprised of operating locations in Colorado, Kansas, Michigan, Minnesota, Nebraska, Oklahoma, South Dakota, Utah and eastern Wyoming; and our Southern Region is comprised of operating locations in Alabama, Arizona, Illinois, Iowa, Kentucky, Louisiana, Mississippi, New Mexico, North Carolina, South Carolina, Tennessee and Texas. We manage and evaluate our business on the basis of the regions’ geographic characteristics, interstate waste flow, revenue base, employee base, regulatory structure and acquisition opportunities. Each region has a regional vice president and a regional controller, reporting directly to our corporate management. These regional officers are responsible for operations and accounting in their regions and supervise their regional staff. See Note 14 to the consolidated financial statements for further information on our segment reporting of our operations.
Each operating location has a district or site manager who has a high degree of decision-making authority for his or her operations and is responsible for maintaining service quality, promoting safety, implementing marketing programs and overseeing day-to-day operations, including contract administration. Local managers also help identify acquisition candidates and are responsible for integrating acquired businesses into our operations and obtaining the permits and other governmental approvals required for us to operate.
Implement Operating Standards. We develop company-wide operating standards, which are tailored for each of our markets based on industry norms and local conditions. We implement cost controls and employee training and safety procedures and establish a sales and marketing plan for each market. By internalizing the waste stream of acquired operations, we can further increase operating efficiencies and improve capital utilization. We use a wide-area information system network, implement financial controls and consolidate certain accounting, personnel and customer service functions. While regional and district management operate with a high degree of autonomy, our executive officers monitor regional and district operations and require adherence to our accounting, purchasing, marketing and internal control policies, particularly with respect to financial matters. Our executive officers regularly review the performance of regional officers, district managers and operations. We believe we can improve the profitability of existing and newly acquired operations by establishing operating standards, closely monitoring performance and streamlining certain administrative functions.
Our Growth Strategy
We tailor the components of our growth strategy to the markets in which we operate and into which we hope to expand.
Obtain Additional Exclusive Arrangements. Our operations include market areas where we have exclusive arrangements, including franchise agreements, municipal contracts and governmental certificates, under which we are the exclusive service provider for a specified market. These exclusive rights and contractual arrangements create a barrier to entry that is usually obtained through the acquisition of a company with such exclusive rights or contractual arrangements or by winning a competitive bid.
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

Expand Through Acquisitions. We intend to expand the scope of our operations by continuing to acquire solid waste companies in new markets and in existing or adjacent markets that are combined with or “tucked in” to our existing operations. We focus our acquisition efforts on markets that we believe provide significant growth opportunities for a well-capitalized market entrant and where we can create economic and operational barriers to entry by new competitors. This focus typically highlights markets in which we can either: (1) provide waste collection services under exclusive arrangements such as franchise agreements, municipal contracts and governmental certificates; or (2) gain a leading market position and provide vertically integrated collection and disposal services. We believe that our experienced management, decentralized operating strategy, financial strength, size and public company status make us an attractive buyer to certain solid waste collection and disposal acquisition candidates. We have developed an acquisition discipline based on a set of financial, market and management criteria to evaluate opportunities. Once an acquisition is closed, we seek to integrate it while minimizing disruption to our ongoing operations and those of the acquired business.
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
The U.S. solid waste services industry experienced significant consolidation during the 1990s. The consolidation trend has continued, most notably with the merger between Republic Services, Inc. and Allied Waste Industries, Inc. in 2008 and the merger between IESI-BFC Ltd. and Waste Services, Inc. in 2010. The solid waste services industry remains regional in nature with acquisition opportunities available in selected markets. Some of the remaining independent landfill and collection operators lack the capital resources, management skills and/or technical expertise necessary to comply with stringent environmental and other governmental regulations and compete with larger, more efficient, integrated operators. In addition, many of the remaining independent operators may wish to sell their businesses to achieve liquidity in their personal finances or as part of their estate planning. Due to the prevalence of exclusive arrangements, we believe the Western markets contain the largest and most attractive number of acquisition opportunities.
During 2009, we completed the acquisition of 100% interests in certain operations from Republic Services, Inc. and some of its subsidiaries and affiliates (“Republic”) for an aggregate purchase price of $377.1 million. The operations were divested as a result of Republic’s merger with Allied Waste Industries, Inc. During the year ended December 31, 2009, we completed six other acquisitions, none of which individually or in the aggregate accounted for greater than 10% of our total assets. During the year ended December 31, 2010, we completed 19 acquisitions, none of which individually or in the aggregate accounted for greater than 10% of our total assets.
SOLID WASTE SERVICES
Residential, Commercial and Industrial Collection Services
We serve approximately two million residential, commercial and industrial customers from operations in 27 states. Our services are generally provided under one of the following arrangements: (1) governmental certificates; (2) exclusive franchise agreements; (3) exclusive municipal contracts; (4) residential subscriptions; (5) residential contracts; or (6) commercial and industrial service agreements.
Governmental certificates, exclusive franchise agreements and exclusive municipal contracts grant us rights to provide services within specified areas at established rates. Governmental certificates, or G Certificates, are unique to the State of Washington. The Washington Utilities and Transportation Commission, or the WUTC, awards G Certificates to solid waste collection service providers in unincorporated areas and electing municipalities. These certificates typically grant the holder the exclusive and perpetual right to provide specific residential, commercial and/or industrial waste services in a defined territory at specified rates subject to divestiture and/or cancellation by the WUTC on specified, limited grounds. Franchise agreements typically provide an exclusive period of seven years or longer for a specified territory. These arrangements specify a broad range of services to be provided, establish rates for the services and often give the service provider a right of first refusal to extend the term of the agreement. Municipal contracts typically provide a shorter service period and a more limited scope of services than franchise agreements and generally require competitive bidding at the end of the contract term. We do not expect that the loss of any current contracts in negotiation for renewal or contracts likely to terminate in 2011 will have a material adverse effect on our revenues or cash flows. No single contract or customer accounted for more than 10% of our total revenues at the consolidated or reportable segment level for the years ended December 31, 2008, 2009 and 2010.
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
Landfill Disposal Services
We generally own solid waste landfills to achieve vertical integration in markets where the economic and regulatory environments make landfill ownership attractive. We also own landfills in certain markets where we do not provide collection services because we believe that the waste volume generated in these markets makes landfill ownership attractive. Where our operations are vertically integrated, we eliminate third-party disposal costs and generally realize higher margins and stronger operating cash flows. The fees charged at disposal facilities, which are known as tipping fees, are based on market factors and take into account the type and weight or volume of solid waste deposited and the type and size of the vehicles used to transport waste. Solid waste landfills over time generate a greenhouse gas, methane, which can be converted into a valuable source of clean energy. We deploy gas recovery systems to collect methane, which can then be used to generate electricity for local households, fuel local industrial power plants, power alternative fueled vehicles, or qualify for carbon emission credits.
Our landfill facilities consisted of the following at December 31, 2010:

Owned and operated landfills	35
Operated landfills under limited-term operating agreements	5
Operated landfills under life-of-site agreements	4

44

We own landfills in California, Colorado, Illinois, Kansas, Kentucky, Louisiana, Michigan, Minnesota, Mississippi, Nebraska, New Mexico, North Carolina, Oklahoma, Oregon, South Carolina, Tennessee, Texas and Washington. In addition, we operate, but do not own, landfills in California, Mississippi, Nebraska and New Mexico. With the exception of two landfills located in Mississippi and Colorado, which only accept construction and demolition and other non-putrescible waste, all landfills that we own or operate are municipal solid waste landfills.
Under landfill operating agreements, the owner of the property, generally a municipality, usually owns the permit and we operate the landfill for a contracted term, which may be the life of the landfill. Where the contracted term is not the life of the landfill, the property owner is generally responsible for final capping, closure and post-closure obligations. We are responsible for all final capping, closure and post-closure obligations at three of our four operated landfills for which we have life-of-site agreements. Four of our five operating contracts for which the contracted term is less than the life of the landfill have expiration dates from 2013 to 2018, with the remaining contract operated on a month-to-month basis. For all other operated landfills under limited-term operating agreements, we intend to seek renewal of these contracts prior to, or upon, their expiration.
Based on remaining permitted capacity as of December 31, 2010, and projected annual disposal volumes, the average remaining landfill life for our owned and operated landfills and landfills operated, but not owned, under life-of-site agreements, is estimated to be approximately 40 years. Many of our existing landfills have the potential for expanded disposal capacity beyond the amount currently permitted. We regularly consider whether it is advisable, in light of changing market conditions and/or regulatory requirements, to seek to expand or change the permitted waste streams or to seek other permit modifications. We also monitor the available permitted in-place disposal capacity of our landfills on an ongoing basis and evaluate whether to seek capacity expansion. In making this evaluation, we consider various factors, including the following:
•
whether the land where the expansion is being sought is contiguous to the current disposal site, and we either own the expansion property or have rights to it under an option, purchase, operating or other similar agreement;

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
•
whether we consider it probable that we will achieve the expansion (for a pursued expansion to be considered probable, there must be no significant known technical, legal, community, business or political restrictions or similar issues existing that we believe are more likely than not to impair the success of the expansion).

We are currently seeking to expand permitted capacity at eight of our landfills for which we consider expansions to be probable. Although we cannot be certain that all future expansions will be permitted as designed, the average remaining landfill life for our owned and operated landfills and landfills operated, but not owned, under life-of-site agreements is estimated to be approximately 50 years when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume.
The following table reflects estimated landfill capacity and airspace changes, as measured in tons, for owned and operated landfills and landfills operated, but not owned, under life-of-site agreements (in thousands):

	2009			2010
		Probable			Probable
	Permitted	Expansion	Total	Permitted	Expansion	Total
Balance, beginning of year	402,446	36,858	439,304	526,088	119,227	645,315
Acquired landfills	132,892	82,703	215,595	21,710	—	21,710
Permits granted	—	—	—	5,426	(5,426)	—
Airspace consumed	(11,005)	—	(11,005)	(13,255)	—	(13,255)
Pursued expansions	—	—	—	—	—	—
Changes in engineering estimates	1,755	(334)	1,421	(8,064)	19,523	11,459

Balance, end of year	526,088	119,227	645,315	531,905	133,324	665,229

The estimated remaining operating lives for the landfills we own and landfills we operate under life-of-site agreements, based on remaining permitted and probable expansion capacity and projected annual disposal volume, in years, as of December 31, 2009, and December 31, 2010, are shown in the tables below. The estimated remaining operating lives include assumptions that the operating permits are renewed.

	2009
	0 to 5	6 to 10	11 to 20	21 to 40	41 to 50	51+	Total
Owned and operated landfills	1	1	5	8	4	15	34
Operated landfills under life-of-site agreements	—	—	—	3	1	—	4

	1	1	5	11	5	15	38

	2010
	0 to 5	6 to 10	11 to 20	21 to 40	41 to 50	51+	Total
Owned and operated landfills	2	1	4	7	3	18	35
Operated landfills under life-of-site agreements	—	—	—	3	—	1	4

	2	1	4	10	3	19	39

The disposal tonnage that we received in 2009 and 2010 at all of our landfills is shown in the tables below (tons in thousands):

	Three months ended
	March 31,		June 30,		September 30,		December 31,		Twelve months
	2009		2009		2009		2009		ended
	Number	Total	Number	Total	Number	Total	Number	Total	December 31,
	of Sites	Tons	of Sites	Tons	of Sites	Tons	of Sites	Tons	2009
Owned landfills and landfills operated under life-of-site agreements	31	1,974	38	2,978	38	3,044	38	3,009	11,005
Operated landfills	6	183	6	195	6	139	5	125	642

	37	2,157	44	3,173	44	3,183	43	3,134	11,647

	Three months ended
	March 31,		June 30,		September 30,		December 31,		Twelve months
	2010		2010		2010		2010		ended
	Number	Total	Number	Total	Number	Total	Number	Total	December 31,
	of Sites	Tons	of Sites	Tons	of Sites	Tons	of Sites	Tons	2010
Owned landfills and landfills operated under life-of-site agreements	38	2,853	38	3,324	39	3,775	39	3,303	13,255
Operated landfills	5	122	5	137	5	136	5	128	523

	43	2,975	43	3,461	44	3,911	44	3,431	13,778

In 2010, we renewed an operating agreement at one of our landfills which resulted in a term equal to the remaining life of the site. As a result, this landfill previously classified as operated is currently operated under a life-of-site agreement. We have restated all information above to reflect this.
Transfer Station Services
We have an active program to acquire, develop, own and operate transfer stations in markets proximate to our collection operations. Transfer stations receive, compact and load solid waste to be transported to landfills via truck, rail or barge. Transfer stations extend our direct-haul reach and link collection operations with distant disposal facilities. We owned or operated 54 transfer stations at December 31, 2010. Currently, we own transfer stations in California, Colorado, Kansas, Kentucky, Montana, Nebraska, North Carolina, Oklahoma, Oregon, South Carolina, Tennessee, Texas and Washington. In addition, we operate, but do not own, transfer stations in Idaho, Kentucky, Nebraska, Tennessee, Washington and Wyoming. We believe that transfer stations benefit us by:
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
Recycling Services
We offer residential, commercial, industrial and municipal customers recycling services for a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals. In addition, we have partnered with RecycleBank to introduce a customer loyalty and rewards program in certain markets to encourage customers to either recycle for the first time or increase their current recycling efforts. We own or operate 39 recycling processing operations and sell other collected recyclable materials to third parties for processing before resale. The majority of the recyclables we process for sale are paper products and are shipped to customers in Asia. Changes in end market demand can cause fluctuations in the prices for such commodities, which can affect revenue, operating income and cash flows. Certain of our municipal recycling contracts in Washington specify certain benchmark resale prices for recycled commodities. To the extent the prices we actually receive for the processed recycled commodities collected under those contracts exceed the prices specified in the contracts, we share the excess with the municipality, after recovering any previous shortfalls resulting from actual market prices falling below the prices specified in the contracts. To reduce our exposure to commodity price volatility and risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties. We believe that recycling will continue to be an important component of local and state solid waste management plans due to the public’s increasing environmental awareness and expanding regulations that mandate or encourage recycling.

EXPLORATION AND PRODUCTION WASTE TREATMENT AND DISPOSAL SERVICES
We treat and dispose of non-hazardous waste that is generated in the exploration and production, or E&P, of oil and natural gas primarily at a facility in Southwest Louisiana. E&P waste streams accepted at this permitted location include: saltwater, which is injected into on-site disposal wells; recovered hydrocarbons, which are sold for re-use; and soil, which is treated to remove hydrocarbons, salts, dissolved solids and heavy metals and then tested to ensure regulatory compliance. In addition, this facility accepts non-hazardous industrial wastes from local refineries and petrochemical plants. We also accept E&P waste soils and other hydrocarbon-contaminated soils at our solid waste landfills.
INTERMODAL SERVICES
Intermodal logistics is the movement of containers using two or more modes of transportation, usually including a rail or truck segment. We entered the intermodal services business in the Pacific Northwest through the acquisition of Northwest Container Services, Inc., which provides repositioning, storage, maintenance and repair of cargo containers for international shipping companies. We provide these services for containerized cargo primarily to international shipping companies importing and exporting goods through the Pacific Northwest. We also operate two intermodal facilities primarily for the shipment of waste by rail to distant disposal facilities that we do not own. As of December 31, 2010, we owned or operated seven intermodal operations in Washington and Oregon. Our fleet of double-stack railcars provides dedicated direct-line haul services among terminals in Portland, Tacoma and Seattle. We have contracts with the Burlington Northern Santa Fe and Union Pacific railroads for the movement of containers among our seven intermodal operations. We also provide our customers container and chassis sales and leasing services.
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
COMPETITION
The U.S. solid waste services industry is highly competitive and requires substantial labor and capital resources. In addition to us, the industry includes: two national, publicly-held solid waste companies — Waste Management, Inc. and Republic Services, Inc.; several regional, publicly-held and privately-owned companies; and several thousand small, local, privately-owned companies. Certain of the markets in which we compete or will likely compete are served by one or more large, national solid waste companies, as well as by numerous regional and local solid waste companies of varying sizes and resources, some of which we believe have accumulated substantial goodwill in their markets. We also compete with operators of alternative disposal facilities, including incinerators, and with counties, municipalities and solid waste districts that maintain their own waste collection and disposal operations. Public sector operators may have financial advantages over us because of their access to user fees and similar charges, tax revenues and tax-exempt financing.
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
Major federal, state and local statutes and regulations that apply to our operations are described generally below. Certain of the statutes described below contain provisions that authorize, under certain circumstances, lawsuits by private citizens to enforce the provisions of the statutes. In addition to penalties, some of those statutes authorize an award of attorneys’ fees to parties that successfully bring such an action. Enforcement actions under these statutes may include both civil and criminal penalties, as well as injunctive relief in some instances.
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
Climate Change Laws and Regulations
On September 27, 2006, California enacted AB 32, the Global Warming Solutions Act of 2006, which established the first statewide program in the United States to limit greenhouse gas, or GHG, emissions and impose penalties for non-compliance. Because landfill and collection operations emit GHGs, our operations in California are subject to regulations issued under AB 32. The California Air Resources Board, or CARB, has taken, and plans to take, various actions to implement AB 32, including the approval in December 2008 of an AB 32 Scoping Plan summarizing the main GHG-reduction strategies for California. CARB approved a landfill methane control measure, which became effective in June 2010, and approved in December 2010 a GHG cap-and-trade program, which is scheduled to take effect in 2012.
State climate change laws could also affect our non-California operations. For example, the Western Climate Initiative, which currently includes seven states and four Canadian provinces, has developed GHG reduction strategies, among them a GHG cap-and-trade program.
The EPA’s regulations under the Clean Air Act, or CAA, may also impact our operations. In 2009, the EPA made an endangerment finding allowing GHGs to be regulated under the CAA. The CAA requires stationary sources of air pollution to obtain New Source Review, or NSR, permits prior to construction and, in some cases, Title V operating permits. Pursuant to the EPA’s rulemakings and interpretations, certain Title V and NSR Prevention of Significant Deterioration, or PSD, permits issued on or after January 2, 2011, must address GHG emissions. As a result, new or modified landfills may be required to install Best Available Control Technology to limit GHG emissions. The EPA may in the future promulgate CAA New Source Performance Standards applicable to landfills.

These statutes and regulations increase the costs of our operations, and future climate change statutes and regulations may have an impact as well. If we are unable to pass such higher costs through to our customers, our business, financial condition and operating results could be adversely affected.
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
Insurance
We have a high deductible insurance program for automobile liability, property, general liability, workers’ compensation, employer’s liability claims, employee group health insurance and employment practices liability. Our loss exposure for insurance claims is generally limited to per incident deductibles. Losses in excess of deductible levels are insured subject to policy limits. Under our current insurance program, we carry per incident deductibles of $2 million for automobile liability claims, $1.5 million for workers’ compensation and employer’s liability claims, $1 million ($2 million aggregate) for general liability claims, $250,000 for employee group health insurance and employment practices liability, and primarily $25,000 for property claims. Additionally, we have umbrella policies with third-party insurance companies for automobile liability, general liability and employer’s liability that will pay, during the policy term, up to $50 million per incident in excess of the $5 million limit for automobile claims and in excess of the $1.5 million deductible for employer’s liability claims and will pay up to an aggregate of $50 million in excess of the $2 million aggregate limit for general liability claims. Since workers’ compensation is a statutory coverage limited by the various state jurisdictions, the umbrella coverage is not applicable. Also, our umbrella policy does not cover property claims, as the insurance limits for these claims are in accordance with the replacement values of the insured property. From time to time, actions filed against us include claims for punitive damages, which are generally excluded from coverage under all of our liability insurance policies.
We carry environmental protection insurance with coverage of $20 million per claim and a $20 million aggregate limit. There is a $250,000 per incident deductible. This insurance policy covers all owned or operated landfills, certain transfer stations and other facilities. Subject to policy terms, insurance coverage is guaranteed for acquired and newly-constructed facilities, but each addition to the policy is underwritten on a site-specific basis and the premium is set according to the conditions found at the site. Our policy provides insurance for new pollution conditions that originate after the commencement of our coverage. Pollution conditions existing prior to the commencement of our coverage, if found, could be excluded from coverage.

Financial Surety Bonds
We use financial surety bonds for a variety of corporate guarantees. The financial surety bonds are primarily used for guaranteeing municipal contract performance and providing financial assurances to meet final capping, landfill closure and post-closure obligations as required under certain environmental regulations. In addition to surety bonds, such guarantees and obligations may also be met through alternative financial assurance instruments, including insurance, letters of credit and restricted asset deposits. At December 31, 2009 and 2010, we had provided customers and various regulatory authorities with surety bonds in the aggregate amount of approximately $182.5 million and $190.6 million, respectively, to secure our landfill final capping, closure and post-closure requirements and $90.6 million and $95.1 million, respectively, to secure performance under collection contracts and landfill operating agreements.
We own a 9.9% interest in a company that, among other activities, issues financial surety bonds to secure final capping, landfill closure and post-closure obligations for companies operating in the solid waste sector, including a portion of our own.
EMPLOYEES
At December 31, 2010, we employed 5,510 full-time employees, of which 669, or approximately 12.1% of our workforce, were employed under collective bargaining agreements, primarily with the Teamsters Union. These employees are subject to labor agreements that are renegotiated periodically. We have two collective bargaining agreements covering 84 employees that are already expired or are set to expire during 2011. We do not expect any significant disruption in our overall business in 2011 as a result of labor negotiations, employee strikes or organizational efforts.
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

EXECUTIVE OFFICERS OF THE REGISTRANT
The following table sets forth certain information concerning our executive officers and key employee as of February 9, 2011:

NAME	AGE	POSITIONS
Ronald J. Mittelstaedt (1)	47	Chief Executive Officer and Chairman
Steven F. Bouck	53	President
Darrell W. Chambliss	46	Executive Vice President and Chief Operating Officer
Worthing F. Jackman	46	Executive Vice President and Chief Financial Officer
David G. Eddie	41	Senior Vice President and Chief Accounting Officer
David M. Hall	53	Senior Vice President — Sales and Marketing
James M. Little	49	Senior Vice President — Engineering and Disposal
Eric M. Merrill	58	Senior Vice President — People, Safety and Development
Eric O. Hansen	45	Vice President — Chief Information Officer
Jerri L. Hunt (2)	59	Vice President — Employee Relations
Scott I. Schreiber	54	Vice President — Disposal Operations
Patrick J. Shea	40	Vice President, General Counsel and Secretary
Gregory Thibodeaux	44	Vice President — Maintenance and Fleet Management
Richard K. Wojahn	53	Vice President — Business Development

(1)	Member of the Executive Committee of the Board of Directors.

(2)	Key employee.
Ronald J. Mittelstaedt has been Chief Executive Officer and a director of Waste Connections since the company was formed, and was elected Chairman in January 1998. Mr. Mittelstaedt also served as President from Waste Connections’ formation through August 2004. Mr. Mittelstaedt has more than 22 years of experience in the solid waste industry. Mr. Mittelstaedt holds a B.A. degree in Business Economics with a finance emphasis from the University of California at Santa Barbara.
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
Darrell W. Chambliss has been Executive Vice President and Chief Operating Officer of Waste Connections since October 2003. From October 1, 1997, to that date, Mr. Chambliss served as Executive Vice President — Operations. Mr. Chambliss has more than 21 years of experience in the solid waste industry. Mr. Chambliss holds a B.S. degree in Business Administration from the University of Arkansas.
Worthing F. Jackman has been Executive Vice President and Chief Financial Officer of Waste Connections since September 1, 2004. From April 2003 to that date, Mr. Jackman served as Vice President — Finance and Investor Relations. Mr. Jackman held various investment banking positions with Alex. Brown & Sons, now Deutsche Bank Securities, Inc., from 1991 through 2003, including most recently as a Managing Director within the Global Industrial & Environmental Services Group. In that capacity, he provided capital markets and strategic advisory services to companies in a variety of sectors, including solid waste services. Mr. Jackman serves as a director for Quanta Services, Inc. He holds a B.S. degree in Finance from Syracuse University and an M.B.A. from the Harvard Business School.
David G. Eddie has been Senior Vice President and Chief Accounting Officer of Waste Connections since January 2011. From February 2010 to that date, Mr. Eddie served as Vice President — Chief Accounting Officer. From March 2004 to February 2010, Mr. Eddie served as Vice President — Corporate Controller. From April 2003 to February 2004, Mr. Eddie served as Vice President — Public Reporting and Compliance. From May 2001 to March 2003, Mr. Eddie served as Director of Finance. Mr. Eddie served as Corporate Controller for International Fibercom, Inc. from April 2000 to May 2001. From September 1999 to April 2000, Mr. Eddie served as Waste Connections’ Manager of Financial Reporting. From September 1994 to September 1999, Mr. Eddie held various positions, including Audit Manager, for PricewaterhouseCoopers LLP. Mr. Eddie is a Certified Public Accountant and holds a B.S. degree in Accounting from California State University, Sacramento.
David M. Hall has been Senior Vice President — Sales and Marketing of Waste Connections since October 2005. From August 1998 to that date, Mr. Hall served as Vice President — Business Development. Mr. Hall has more than 23 years of experience in the solid waste industry with extensive operating and marketing experience in the Western U.S. Mr. Hall received a B.S. degree in Management and Marketing from Missouri State University.

James M. Little has been Senior Vice President — Engineering and Disposal of Waste Connections since February 2009. From September 1999 to that date, Mr. Little served as Vice President — Engineering. Mr. Little held various management positions with Waste Management, Inc. (formerly USA Waste Services, Inc., which acquired Waste Management, Inc. and Chambers Development Co. Inc.) from April 1990 to September 1999, including Regional Environmental Manager and Regional Landfill Manager, and most recently Division Manager in Ohio, where he was responsible for the operations of ten operating companies in the Northern Ohio area. Mr. Little is a certified professional geologist and holds a B.S. degree in Geology from Slippery Rock University.
Eric M. Merrill has been Senior Vice President — People, Safety and Development of Waste Connections since January 2009. From June 2007 to that date, Mr. Merrill served as Senior Vice President — People, Training and Development. Mr. Merrill joined us in 1998 and since 2000 had served as Regional Vice President — Pacific Northwest Region. Mr. Merrill has over 22 years of experience in the solid waste industry. He holds a B.S. degree in Accounting from the University of Oregon.
Eric O. Hansen has been Vice President — Chief Information Officer of Waste Connections since July 2004. From January 2001 to that date, Mr. Hansen served as Vice President — Information Technology. From April 1998 to December 2000, Mr. Hansen served as Director of Management Information Systems. Mr. Hansen holds a B.S. degree from Portland State University.
Jerri L. Hunt has been Vice President — Employee Relations of Waste Connections since June 2007. Ms. Hunt previously served as Vice President — Human Resources from May 2002 to June 2007, and as Vice President — Human Resources and Risk Management from December 1999 to April 2002. From 1994 to 1999, Ms. Hunt held various positions with First Union National Bank (including the Money Store, which was acquired by First Union National Bank), most recently Vice President of Human Resources. From 1989 to 1994, Ms. Hunt served as Manager of Human Resources and Risk Management for Browning-Ferris Industries, Inc. Ms. Hunt also served as a Human Resources Supervisor for United Parcel Service from 1976 to 1989. She holds a B.S. degree from California State University, Sacramento, and a Master’s degree in Human Resources from Golden Gate University.
Scott I. Schreiber has been Vice President — Disposal Operations of Waste Connections since February 2009. From October 1998 to that date, Mr. Schreiber served as Director of Landfill Operations. Mr. Schreiber has more than 31 years of experience in the solid waste industry. From September 1993 to September 1998, Mr. Schreiber served as corporate Director of Landfill Development and corporate Director of Environmental Compliance for Allied Waste Industries, Inc. From August 1988 to September 1993, Mr. Schreiber served as Regional Engineer (Continental Region) and corporate Director of Landfill Development for Laidlaw Waste Systems Inc. From June 1979 to August 1988, Mr. Schreiber held several managerial and technical positions in the solid waste and environmental industry. Mr. Schreiber holds a B.S. degree in Chemistry from the University of Wisconsin at Parkside.
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
Gregory Thibodeaux has been Vice President — Maintenance and Fleet Management of Waste Connections since January 2011. From January 2000 to that date, Mr. Thibodeaux served as Director of Maintenance. Mr. Thibodeaux has more than 25 years of experience in the solid waste industry having held various management positions with Browning Ferris Industries, Sanifill, and USA Waste Services, Inc. Before coming to Waste Connections, Mr. Thibodeaux served as corporate Director of Maintenance for Texas Disposal Systems.
Richard K. Wojahn has been Vice President — Business Development of Waste Connections since February 2009. From September 2005 to that date, Mr. Wojahn served as Director of Business Development. Mr. Wojahn served as Vice President of Operations for Mountain Jack Environmental Services, Inc. (which was acquired by Waste Connections in September 2005) from January 2004 to September 2005. Mr. Wojahn has more than 29 years of experience in the solid waste industry having held various management positions with Waste Management, Inc. and Allied Waste Industries, Inc. Mr. Wojahn attended Western Illinois University.
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
Our business and financial results would be harmed by downturns in the general economy of the regions in which we operate and other factors affecting those regions, such as state regulations affecting the solid waste services industry and severe weather conditions. Based on historic trends, we expect our operating results to vary seasonally, with revenues typically lowest in the first quarter, higher in the second and third quarters, and lower in the fourth quarter than in the second and third quarters. We expect the fluctuation in our revenues between our highest and lowest quarters to be approximately 7% to 10%. This seasonality reflects the lower volume of solid waste generated during the late fall, winter and early spring because of decreased construction and demolition activities during the winter months in the U.S. In addition, some of our operating costs may be higher in the winter months. Adverse winter weather conditions slow waste collection activities, resulting in higher labor and operational costs. Greater precipitation in the winter increases the weight of collected waste, resulting in higher disposal costs, which are calculated on a per ton basis. Because of these factors, we expect operating income to be generally lower in the winter months, and our stock price may be negatively affected by these variations.

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
We derive a significant portion of our revenues from market areas where we have exclusive arrangements, including franchise agreements, municipal contracts and G Certificates. Many franchise agreements and municipal contracts are for a specified term and are or will be subject to competitive bidding in the future. For example, we have approximately 263 contracts, representing approximately 5.6% of our annual revenues, which are set for expiration or automatic renewal on or before December 31, 2011. Although we intend to bid on additional municipal contracts and franchise agreements, we may not be the successful bidder. In addition, some of our customers may terminate their contracts with us before the end of the contract term.
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
The market price of fuel is volatile and rose substantially in recent years before falling with the general economic downturn in late 2008, but again rose during 2009 and 2010. We generally purchase diesel fuel at market prices, and such prices have fluctuated significantly. A significant increase in our fuel cost could adversely affect our business and reduce our operating margins and reported earnings. To manage a portion of this risk, we have entered into multiple fuel hedge agreements related to forecasted diesel fuel purchases and may also enter into fixed-price fuel purchase contracts. During periods of falling diesel fuel prices, our hedge payable positions may increase and it may become more expensive to purchase fuel under fixed-price fuel purchase contracts than at market prices.
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
From time to time, labor unions attempt to organize our employees. Some groups of our employees are represented by unions, and we have negotiated collective bargaining agreements with most of these groups. We are currently engaged in negotiations with other groups of employees represented by unions. Additional groups of employees may seek union representation in the future. As a result of these activities, we may be subjected to unfair labor practice charges, complaints and other legal and administrative proceedings initiated against us by unions or the National Labor Relations Board, which could negatively impact our operating results. For example, see discussion regarding El Paso, Texas Labor Union Disputes under the “Legal Proceedings” section of Note 10 of our consolidated financial statements included in Item 8 of this report. Negotiating collective bargaining agreements with these groups could divert management attention, which could also adversely affect operating results. If we are unable to negotiate acceptable collective bargaining agreements, we might have to wait through “cooling off” periods, which are often followed by union-initiated work stoppages, including strikes. Furthermore, any significant work stoppage or slowdown at ports or by railroad workers could reduce or interrupt the flow of cargo containers through our intermodal facilities. Depending on the type and duration of any labor disruptions, our operating expenses could increase significantly, which could adversely affect our financial condition, results of operations and cash flows.
We could face significant withdrawal liability if we withdraw from participation in one or more underfunded multiemployer pension plans in which we participate.
We participate in various “multiemployer” pension plans administered by employee and union trustees. We make periodic contributions to these plans pursuant to our various contractual obligations to do so. In the event that we withdraw from participation in or otherwise cease our contributions to one of these plans, then applicable law regarding withdrawal liability could require us to make additional contributions to the plan if it is underfunded, and we would have to reflect that as an expense in our consolidated statement of operations and as a liability on our consolidated balance sheet. Our withdrawal liability for any multiemployer plan would depend on the extent of the plan’s funding of vested benefits. In the ordinary course of our renegotiation of collective bargaining agreements with labor unions that participate in these plans, we may decide to discontinue participation in a plan, and in that event, we could face a withdrawal liability. Some multiemployer plans in which we participate may have significant underfunded liabilities. Such underfunding could increase the size of our potential withdrawal liability.

Increases in insurance costs and the amount that we self-insure for various risks could reduce our operating margins and reported earnings.
We maintain high deductible insurance policies for automobile, general, employer’s, environmental and directors and officers’ liability as well as for employee group health insurance, property insurance and workers’ compensation. We carry umbrella policies for certain types of claims to provide excess coverage over the underlying policies and per incident deductibles. The amounts that we self-insure could cause significant volatility in our operating margins and reported earnings based on the occurrence and claim costs of incidents, accidents, injuries and adverse judgments. Our insurance accruals are based on claims filed and estimates of claims incurred but not reported and are developed by our management with assistance from our third-party actuary and our third-party claims administrator. To the extent these estimates are inaccurate, we may recognize substantial additional expenses in future periods that would reduce operating margins and reported earnings. From time to time, actions filed against us include claims for punitive damages, which are generally excluded from coverage under all of our liability insurance policies. A punitive damage award could have an adverse effect on our reported earnings in the period in which it occurs. Significant increases in premiums on insurance that we retain also could reduce our margins.
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
As of December 31, 2010, we had $912.6 million of total indebtedness outstanding. We may incur substantial additional debt in the future. The incurrence of substantial additional indebtedness could have important consequences to you. For example, it could:
•	increase our vulnerability to general adverse economic and industry conditions;
•	limit our ability to obtain additional financing or refinancings at attractive rates;
•
require the dedication of a substantial portion of our cash flow from operations to the payment of principal of, and interest on, our indebtedness, thereby reducing the availability of such cash flow to fund our growth strategy, working capital, capital expenditures, dividends, share repurchases and other general corporate purposes;

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
We may incur charges related to capitalized expenditures of landfill development projects, which would decrease our earnings.
In accordance with U.S. generally accepted accounting principles, we capitalize some expenditures and advances relating to landfill development projects. We expense indirect costs such as executive salaries, general corporate overhead and other corporate services as we incur those costs. We charge against earnings any unamortized capitalized expenditures and advances (net of any amount that we estimate we will recover, through sale or otherwise) that relate to any operation that is permanently shut down or determined to be impaired and any landfill development project that we do not expect to complete. For example, if we are unsuccessful in our attempts to obtain or defend permits that we are seeking or have been awarded to operate a landfill, we will no longer generate income from the landfill and we will be required to expense in a future period the amount of capitalized expenditures related to the landfill, less the recoverable value of the property and other amounts recovered. Additionally, we may incur increased operating expenses to dispose of the previously internalized waste that would need to be transported to another disposal location. Any such charges could have a material adverse effect on our results of operations for that period and could decrease our stock price. See discussion regarding the Chaparral, New Mexico Landfill Permit Litigation and the Harper County, Kansas Permit Litigation under the “Legal Proceedings” section of Note 10 of our consolidated financial statements included in Item 8 of this report.

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
Our implementation of and compliance with changes in accounting rules and interpretations could adversely affect our operating results or cause unanticipated fluctuations in our results in future periods. The accounting rules and regulations that we must comply with are complex and continually changing. Recent actions and public comments from the SEC have focused on the integrity of financial reporting generally. The Financial Accounting Standards Board, or FASB, has recently introduced several new or proposed accounting standards, or is developing new proposed standards, which would represent a significant change from current industry practices. For example, the proposed derivatives guidance would change the overall accounting for hedges by requiring only a qualitative assessment of hedge effectiveness at inception and reassessments only under certain circumstances. However, the proposed guidance requires all ineffectiveness to be recorded in the income statement and eliminates the short cut and critical terms match methods to attain hedge effectiveness. Additionally, the proposed lease accounting pronouncement would change the accounting for operating leases by requiring a “right-of-use-asset” to be recorded on the balance sheet as well as a corresponding liability for the obligation to pay lease rentals. The proposed guidance also changes how lease expense is recognized in the income statement requiring more expense to be recorded in the initial years of the lease. If we are unable to negotiate revisions to our existing loan facilities, this new lease guidance could impact our covenant compliance, which could cause us to be in default under these loan agreements; this would allow the lenders to require us to immediately repay the loans.
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
We currently own and/or operate 44 landfills. Our ability to meet our financial and operating objectives may depend in part on our ability to acquire, lease, renew landfill operating permits, expand existing landfills and develop new landfill sites. It has become increasingly difficult and expensive to obtain required permits and approvals to build, operate and expand solid waste management facilities, including landfills and transfer stations. Operating permits for landfills in states where we operate must generally be renewed every five to ten years, although some permits are required to be renewed more frequently. These operating permits often must be renewed several times during the permitted life of a landfill. The permit and approval process is often time consuming, requires numerous hearings and compliance with zoning, environmental and other requirements, is frequently challenged by special interest and other groups, and may result in the denial of a permit or renewal, the award of a permit or renewal for a shorter duration than we believed was otherwise required by law, or burdensome terms and conditions being imposed on our operations. We may not be able to obtain new landfill sites or expand the permitted capacity of our landfills when necessary. Obtaining new landfill sites is important to our expansion into new, non-exclusive markets. If we do not believe that we can obtain a landfill site in a non-exclusive market, we may choose not to enter that market. Expanding existing landfill sites is important in those markets where the remaining lives of our landfills are relatively short. We may choose to forego acquisitions and internal growth in these markets because increased volumes would further shorten the lives of these landfills. Any of these circumstances could adversely affect our operating results.
Future changes in laws or renewed enforcement of laws regulating the flow of solid waste in interstate commerce could adversely affect our operating results.
Various state and local governments have enacted, or are considering enacting, laws and regulations that restrict the disposal within the jurisdiction of solid waste generated outside the jurisdiction. In addition, some state and local governments have promulgated, or are considering promulgating, laws and regulations which govern the flow of waste generated within their respective jurisdictions. These “flow control” laws and regulations typically require that waste generated within the jurisdiction be directed to specified facilities for disposal or processing, which could limit or prohibit the disposal or processing of waste in our transfer stations and landfills. Such flow control laws and regulations could also require us to deliver waste collected by us within a particular jurisdiction to facilities not owned or controlled by us, which could increase our costs and reduce our revenues. In addition, such laws and regulations could require us to obtain additional costly licenses or authorizations to be deemed an authorized hauler or disposal facility. For example, see discussion regarding El Paso, Texas Breach of Contract/Flow Control Litigation under the “Legal Proceedings” section of Note 10 of our consolidated financial statements included in Item 8 of this report.
Additionally, public interest and pressure from competing industry segments has caused some trade associations and environmental activists to seek enforcement of laws regulating the flow of solid waste that have not been recently enforced and which, in at least one case, we believe are unconstitutional or otherwise unlawful. See discussion regarding the Solano County, California Measure E/Landfill Expansion Litigation under the “Legal Proceedings” section of Note 10 of our consolidated financial statements included in Item 8 of this report. If successful, these groups may advocate for the enactment of similar laws in neighboring jurisdictions through local ballot initiatives or otherwise. All such waste disposal laws and regulations are subject to judicial interpretation and review. Court decisions, congressional legislation, and state and local regulation in the waste disposal area could adversely affect our operations.
Fluctuations in prices for recycled commodities that we sell and rebates we offer to customers may cause our revenues and operating results to decline.
We provide recycling services to some of our customers. The majority of the recyclables we process for sale are paper products that are shipped to customers in Asia. The sale prices of and demands for recyclable commodities, particularly paper products, are frequently volatile and when they decline, our revenues, operating results and cash flows will be affected. Our recycling operations offer rebates to customers based on the market prices of commodities we buy to process for resale. Therefore, if we recognize increased revenues resulting from higher prices for recyclable commodities, the rebates we pay to suppliers will also increase, which also may impact our operating results.
Extensive and evolving environmental, health, safety and employment laws and regulations may restrict our operations and growth and increase our costs.
Existing environmental and employment laws and regulations have become more stringently enforced in recent years. Competing industry segments and other interested parties have sought enforcement of laws that local jurisdictions have not recently enforced and which, in at least one case, we believe are unconstitutional or otherwise unlawful. See discussion regarding the Solano County, California Measure E/Landfill Expansion Litigation under the “Legal Proceedings” section of Note 10 of our consolidated financial statements included in Item 8 of this report. If successful, such groups may advocate for the enactment of similar laws in neighboring jurisdictions through local ballot initiatives or otherwise. In addition, our industry is subject to regular enactment of new or amended federal, state and local environmental and health and safety statutes, regulations and ballot initiatives, as well as judicial decisions interpreting these requirements. These requirements impose substantial capital and operating costs and operational limitations on us and may adversely affect our business. In addition, federal, state and local governments may change the rights they grant to, the restrictions they impose on, or the laws and regulations they enforce against, solid waste services companies, and those changes could restrict our operations and growth.

Climate change regulations may adversely affect operating results.
Governmental authorities and various interest groups have promoted laws and regulations that could limit greenhouse gas, or GHG, emissions due to concerns that GHGs are contributing to climate change. The State of California has already adopted a climate change law, and other states in which we operate are considering similar actions. For example, California enacted AB 32, the Global Warming Solutions Act of 2006, which established the first statewide program in the United States to limit GHG emissions and impose penalties for non-compliance. Since then, the California Air Resources Board has taken and plans to take various actions to implement the program, including the approval of an AB 32 Scoping Plan summarizing the main GHG-reduction strategies for California, in December 2008; a landfill methane control measure, which became effective in June 2010; and, in December 2010, a GHG cap-and-trade program which is scheduled to take effect in 2012. Because landfill and collection operations emit GHGs, our operations in California are subject to regulations issued under AB 32. These regulations increase our costs for those operations and adversely affect our operating results. The Western Climate Initiative, which currently includes seven states, all of which we operate in, and four Canadian provinces, has also developed GHG reduction strategies, among them a GHG cap-and-trade program. In addition, the EPA made an endangerment finding in 2009 allowing certain GHGs to be regulated under the Clean Air Act. This finding allows the EPA to create regulations that will impact our operations — including imposing emission reporting, permitting, control technology installation, and monitoring requirements, although the materiality of the impacts will not be known until all regulations are finalized. The EPA has already finalized its GHG “reporting rule,” which requires that municipal solid waste landfills monitor and report GHG emissions. The EPA has also finalized its “tailoring rule,” which imposes certain permitting and control technology requirements upon newly-constructed or modified facilities which emit GHGs over a certain threshold under the Clean Air Act New Source Review Prevention of Significant Deterioration, or NSR PSD, and Title V permitting programs. As a result, NSR PSD or Title V permits issued after January 2, 2011, for new or modified landfills may need to address GHG emissions, including by requiring the installation of Best Available Control Technology. Notably, landfills may become subject to such permitting requirements under the “tailoring rule” based on their GHG emissions even if their emission of other regulated pollutants would not otherwise trigger permitting requirements.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
As of December 31, 2010, we owned 135 collection operations, 41 transfer stations, 33 municipal solid waste landfills, two construction and demolition landfills, 39 recycling operations, five intermodal operations and one exploration and production waste treatment and disposal facility, and operated, but did not own, an additional 13 transfer stations, nine municipal solid waste landfills and two intermodal operations in 27 states. We lease certain of the sites on which these facilities are located. We lease various office facilities, including our corporate offices in Folsom, California, where we occupy approximately 54,000 square feet of space. We also maintain regional administrative offices in each of our regions. We own various equipment, including waste collection and transportation vehicles, related support vehicles, double-stack rail cars, carts, containers, chassis and heavy equipment used in landfill, collection, transfer station and intermodal operations. We believe that our existing facilities and equipment are adequate for our current operations. However, we expect to make additional investments in property and equipment for expansion and replacement of assets in connection with future acquisitions.
ITEM 3. LEGAL PROCEEDINGS
Information regarding our legal proceedings can be found under the “Legal Proceedings” section of Note 10 of our consolidated financial statements included in Item 8 of this report and is incorporated herein by reference.
ITEM 4. [Removed and Reserved]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange under the symbol “WCN”. The following table sets forth, for the periods indicated, the high and low prices per share of our common stock, as reported on the New York Stock Exchange. Prices have been retroactively adjusted to reflect our three-for-two stock split, in the form of a 50% stock dividend, effective as of November 12, 2010.

	HIGH	LOW
2009
First Quarter	$21.18	$13.68
Second Quarter	18.53	15.99
Third Quarter	20.18	16.29
Fourth Quarter	22.67	18.91

2010
First Quarter	$23.58	$20.46
Second Quarter	24.71	22.01
Third Quarter	26.96	22.97
Fourth Quarter	27.79	25.60

2011
First Quarter (through January 21, 2011)	$28.52	$26.99
As of January 21, 2011, there were 84 record holders of our common stock.
On October 19, 2010, our Board of Directors authorized the initiation of a quarterly cash dividend of $0.075 per share, as adjusted for the three-for-two stock split described above. The initial quarterly cash dividend was paid on November 12, 2010, to the stockholders of record as of the close of business on October 29, 2010. The Board will review the cash dividend periodically, with a long-term objective of increasing the amount of the dividend. We cannot assure you as to the amounts or timing of future dividends. We have the ability under our senior revolving credit facility to repurchase our common stock and pay dividends provided we maintain specified financial ratios.
Our Board of Directors has authorized a common stock repurchase program for the repurchase of up to $800 million of our common stock through December 31, 2012. Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of our common stock and overall market conditions. As of December 31, 2010, we have repurchased approximately 35.4 million shares of our common stock at a cost of $648.6 million. The table below reflects repurchases we made during the three months ended December 31, 2010 (in thousands, except share and per share amounts):

				Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased Under
Period	Purchased	Per Share(1)	Program	the Program
10/1/10 – 10/31/10	1,289,208	$26.93	1,289,208	$166,592
11/1/10 – 11/30/10	576,665	26.39	576,665	151,374
12/1/10 – 12/31/10	—	—	—	151,374

	1,865,873	26.76	1,865,873

(1)	This amount represents the weighted average price paid per common share. This price includes a per share commission paid for all repurchases.

Performance Graph
The following performance graph compares the total cumulative stockholder returns on our common stock over the past five fiscal years with the total cumulative returns for the S&P 500 Index and two peer group indexes we selected. The graph assumes an investment of $100 in our common stock on December 31, 2005, and the reinvestment of all dividends. This chart has been calculated in compliance with SEC requirements and prepared by Capital IQ®.
This graph and the accompanying text is not “soliciting material,” is not deemed filed with the SEC, and is not to be incorporated by reference in any filing by us under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

	Base		Indexed Returns
	Period		Years Ending
Company Name / Index	Dec 05	Dec 06	Dec 07	Dec 08	Dec 09	Dec 10
Waste Connections, Inc.	$100	$120.57	$134.50	$137.42	$145.12	$180.08
S&P 500 Index	$100	$115.79	$122.16	$76.96	$97.33	$111.99
Peer Group #1(a), (c)	$100	$120.45	$116.80	$114.04	$128.29	$145.56
Peer Group #2(b), (c)	$100	$120.45	$116.80	$114.04	$125.97	$140.39

(a)	Peer Group #1 Companies: Casella Waste Systems, Inc.; Republic Services, Inc.; Waste Management, Inc.; IESI-BFC Ltd.

(b)	Peer Group #2 Companies: Casella Waste Systems, Inc.; Republic Services, Inc.; Waste Management, Inc.

(c)
The companies comprising our Peer Group #1 in this Annual Report on Form 10-K for the year ended December 31, 2010, now include IESI-BFC Ltd., which was not previously included in our Peer Group Companies in our Annual Report on Form 10-K for the year ended December 31, 2009, because this was the first full year that IESI-BFC Ltd. was traded on a U.S. stock exchange. Additionally, IESI-BFC Ltd. increased its operational presence in the U.S. after its merger with Waste Services, Inc. in July 2010, and other acquisitions completed during the year.

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

	YEARS ENDED DECEMBER 31,
	2006	2007	2008 (a)	2009 (a)	2010 (a)
		(in thousands, except share and per share data)
STATEMENT OF OPERATIONS DATA:
Revenues	$824,354	$958,541	$1,049,603	$1,191,393	$1,319,757
Operating expenses:
Cost of operations	492,766	566,089	628,075	692,415	749,487
Selling, general and administrative	84,541	99,565	111,114	138,026	149,860
Depreciation	70,785	81,287	91,095	117,796	132,874
Amortization of intangibles	4,080	4,341	6,334	12,962	14,582
Loss (gain) on disposal of assets	796	250	629	(481)	571

Operating income	171,386	207,009	212,356	230,675	272,383

Interest expense	(33,141)	(39,206)	(43,102)	(49,161)	(40,134)
Interest income	1,140	1,593	3,297	1,413	590
Loss on extinguishment of debt	—	—	—	—	(10,193)
Other income (expense), net	(3,759)	289	(633)	(7,551)	2,830

Income before income tax provision	135,626	169,685	171,918	175,376	225,476

Income tax provision	(47,177)	(58,328)	(56,775)	(64,565)	(89,334)

Net income	88,449	111,357	115,143	110,811	136,142

Less: Net income attributable to noncontrolling interests	(12,905)	(14,870)	(12,240)	(986)	(1,038)

Net income attributable to Waste Connections	$75,544	$96,487	$102,903	$109,825	$135,104

Earnings per common share attributable to Waste Connections’ common stockholders:
Basic	$0.74	$0.94	$0.98	$0.92	$1.17

Diluted	$0.72	$0.92	$0.96	$0.91	$1.16

Shares used in the per share calculations:
Basic (b)	102,204,189	102,357,785	105,037,311	119,119,601	115,646,173

Diluted (b)	105,613,010	104,992,070	107,129,568	120,506,162	116,894,204

Cash dividends per common share	$—	$—	$—	$—	$0.075

Cash dividends paid	$—	$—	$—	$—	$8,561

	YEARS ENDED DECEMBER 31,
	2006	2007	2008 (a)	2009 (a)	2010 (a)
		(in thousands, except share and per share data)
BALANCE SHEET DATA:
Cash and equivalents	$34,949	$10,298	$265,264	$9,639	$9,873
Working capital (deficit)	10,368	(24,849)	213,747	(45,059)	(37,976)
Property and equipment, net	736,428	865,330	984,124	1,308,392	1,337,476
Total assets	1,773,356	1,981,548	2,600,357	2,820,448	2,915,984
Long-term debt and notes payable	617,665	704,184	819,828	867,554	909,978
Total equity	776,321	814,618	1,261,997	1,357,036	1,370,418

(a)
For more information regarding this financial data, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations section included in this report. For disclosures associated with the impact of the adoption of new accounting pronouncements and the comparability of this information, see Note 1 of the consolidated financial statements.

(b)
Share amounts have been retroactively adjusted to reflect our three-for-two stock split, in the form of a 50% stock dividend, effective as of March 13, 2007 and our three-for-two stock split, in the form of a 50% stock dividend, effective as of November 12, 2010.

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
Executive Overview
We are an integrated solid waste services company that provides solid waste collection, transfer, disposal and recycling services in mostly secondary markets in the Western and Southern U.S. We also provide intermodal services for the rail haul movement of cargo and solid waste containers in the Pacific Northwest through a network of intermodal facilities. We also treat and dispose of non-hazardous waste that is generated in the exploration and production of oil and natural gas primarily at a facility in Southwest Louisiana. We seek to avoid highly competitive, large urban markets and instead target markets where we can provide either solid waste services under exclusive arrangements, or markets where we can be integrated and attain high market share. In markets where waste collection services are provided under exclusive arrangements, or where waste disposal is municipally funded or available at multiple municipal sources, we believe that controlling the waste stream by providing collection services under exclusive arrangements is often more important to our growth and profitability than owning or operating landfills.
Operating Results
Revenue in 2010 increased 10.8% to $1.32 billion from $1.19 billion in 2009, with internal growth slightly exceeding acquisition growth in the year. Operating margins, net income, capital expenditures, and free cash flow also expanded, further strengthening our business and financial profile.
As shown in the table below, internal growth increased to positive 5.5% in 2010, from negative 6.0% in 2009. Pricing remained relatively stable year-to-year, but increased landfill revenue offset continuing weakness in collection revenue, which resulted in total volume growth increasing from negative 6.2% in 2009 to flat in 2010. Recycling and other contributed 2.6% to internal growth in 2010 due to unprecedented increases in volatile recycled commodity prices throughout the year and increased intermodal activity.

	2009	2010
Price	2.7%	2.9%
Volume	(6.2%)	0.0%
Recycling and Other	(2.5%)	2.6%

Internal Growth	(6.0%)	5.5%

In 2010, adjusted operating income before depreciation and amortization, a non-GAAP financial measure (refer to page 48 of this report for a definition and reconciliation to Operating income), increased 15.0% to $424.3 million from $368.8 million in 2009. As a percentage of revenue, adjusted operating income before depreciation and amortization increased from 31.0% in 2009, to 32.1% in 2010. This 1.1 percentage point increase was primarily attributable to growth in higher margin revenue components: price increases to our customers, higher recycling commodity values and increased disposal volumes. Net income attributable to Waste Connections in 2010 increased 23.0% to $135.1 million from $109.8 million in 2009.

Free Cash Flow
Net cash provided by operating activities increased 8.2% to $328.4 million in 2010 from 2009, and capital expenditures increased 5.1% to $134.8 million over that period. Free cash flow, a non-GAAP financial measure (refer to page 47 of this report for a definition and reconciliation to Net cash provided by operating activities), increased 10.5% to $212.5 million in 2010, from $192.3 million in 2009. Free cash flow as a percentage of revenues was 16.1% in both 2009 and 2010. We believe this strength in our free cash flow reflects the continuing resiliency of our strategy during this uncertain economic period.
Return of Capital to Stockholders
Throughout 2010, we maintained a target of returning approximately five to six percent of our equity market capitalization to stockholders. We met our goal through a combination of stock repurchases and cash dividends. We repurchased approximately 6.9 million shares of common stock at a cost of $166.3 million during 2010. Our Board of Directors also initiated a quarterly cash dividend of $0.075 per share of common stock in the fourth quarter of 2010, totaling $8.6 million in the period. Our Board of Directors intends to review the quarterly dividend during the fourth quarter of each year, with a long-term objective of increasing the amount of the dividend. We expect the amount of capital we return to stockholders through stock repurchases to vary depending on our financial condition and results of operations, the amount of cash we deploy on acquisitions, the market price of our common stock, and overall market conditions. We cannot assure you as to the amounts or timing of future stock repurchases or dividends. We have the ability under our senior revolving credit facility to repurchase our common stock and pay dividends provided we maintain specified financial ratios.
Capital Position
We target a leverage ratio, as defined in our credit facility, between 2.5x and 2.75x of total debt to earnings before interest, taxes, depreciation and amortization, or EBITDA. We deployed $255.9 million during 2010 for acquisitions, repurchases of common stock, and dividends. These outlays were primarily funded by operating cash flow during the year. As a result of our strong free cash flow and improved financial performance, our leverage ratio declined from its December 31, 2009 level, and continued to remain below our targeted range at year-end 2010.
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
Insurance liabilities. We maintain high deductible insurance policies for automobile, general, employer’s, environmental and directors and officers’ liability as well as for employee group health insurance, property insurance and workers’ compensation. We carry umbrella policies for certain types of claims to provide excess coverage over the underlying policies and per incident deductibles. Our insurance accruals are based on claims filed and estimates of claims incurred but not reported and are developed by our management with assistance from our third-party actuary and third-party claims administrator. The insurance accruals are influenced by our past claims experience factors, which have a limited history, and by published industry development factors. If we experience insurance claims or costs above or below our historically evaluated levels, our estimates could be materially affected. The frequency and amount of claims or incidents could vary significantly over time, which could materially affect our self-insurance liabilities. Additionally, the actual costs to settle the self-insurance liabilities could materially differ from the original estimates and cause us to incur additional costs in future periods associated with prior year claims.
Income taxes. We use the liability method to account for income taxes. Accordingly, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. If our judgment and estimates concerning assumptions made in calculating our expected future income tax rates are incorrect, our deferred tax assets and liabilities would change. Based on our net deferred tax liability balance at December 31, 2010, each 0.1 percentage point change to our expected future income tax rate would change our net deferred tax liability balance and income tax expense by approximately $0.8 million.

Accounting for landfills. We recognize landfill depletion expense as airspace of a landfill is consumed. Our landfill depletion rates are based on the remaining disposal capacity at our landfills, considering both permitted and probable expansion airspace. We calculate the net present value of our final capping, closure and post-closure commitments by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure and discounting the inflated total to its present value using a credit-adjusted risk-free rate. Any changes in expectations that result in an upward revision to the estimated undiscounted cash flows are treated as a new liability and are inflated and discounted at rates reflecting current market conditions. Any changes in expectations that result in a downward revision (or no revision) to the estimated undiscounted cash flows result in a liability that is inflated and discounted at rates reflecting the market conditions at the time the cash flows were originally estimated. This policy results in our final capping, closure and post-closure liabilities being recorded in “layers.” The resulting final capping, closure and post-closure obligation is recorded on the balance sheet as an addition to site costs and amortized to depletion expense as the landfills’ airspace is consumed. Interest is accreted on the recorded liability using the corresponding discount rate. The accounting methods discussed below require us to make certain estimates and assumptions. Changes to these estimates and assumptions could have a material effect on our financial condition and results of operations. Any changes to our estimates are applied prospectively.
Landfill development costs. Landfill development costs include the costs of acquisition, construction associated with excavation, liners, site berms, groundwater monitoring wells, gas recovery systems and leachate collection systems. We estimate the total costs associated with developing each landfill site to its final capacity. Total landfill costs include the development costs associated with expansion airspace. Expansion airspace is described below. Landfill development costs depend on future events and thus actual costs could vary significantly from our estimates. Material differences between estimated and actual development costs may affect our cash flows by increasing our capital expenditures and thus affect our results of operations by increasing our landfill depletion expense.
Final capping, closure and post-closure obligations. We accrue for estimated final capping, closure and post-closure maintenance obligations at the landfills we own, and the landfills that we operate, but do not own, under life-of-site agreements. We could have additional material financial obligations relating to final capping, closure and post-closure costs at other disposal facilities that we currently own or operate or that we may own or operate in the future. At January 1, 2010, we decreased our discount rate assumption for purposes of computing 2010 “layers” for final capping, closure and post-closure obligations from 9.25% to 6.5%, in order to more accurately reflect our long-term cost of borrowing as of the end of 2009. Our inflation rate assumption was 2.5% for the years ending December 31, 2009 and 2010. The resulting final capping, closure and post-closure obligation is recorded on the balance sheet as an addition to site costs and amortized as depletion expense as the landfill’s total airspace is consumed. Significant reductions in our estimates of the remaining lives of our landfills or significant increases in our estimates of the landfill final capping, closure and post-closure maintenance costs could have a material adverse effect on our financial condition and results of operations. Additionally, changes in regulatory or legislative requirements could increase our costs related to our landfills, resulting in a material adverse effect on our financial condition and results of operations.
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
Disposal capacity. Our internal and third-party engineers perform surveys at least annually to estimate the remaining disposal capacity at our landfills. Our landfill depletion rates are based on the remaining disposal capacity, considering both permitted and probable expansion airspace, at the landfills that we own and at the landfills that we operate, but do not own, under life-of-site agreements. Our landfill depletion rates are based on the term of the operating agreement at our operated landfills that have capitalized expenditures. Expansion airspace consists of additional disposal capacity being pursued through means of expansion that is not actually permitted. Expansion airspace that meets certain criteria is included in our estimate of total landfill airspace. The criteria we use to determine when expansion airspace may be included as disposal capacity are as follows:
1)
whether the land where the expansion is being sought is contiguous to the current disposal site, and we either own the expansion property or have rights to it under an option, purchase, operating or other similar agreement;

2)	whether total development costs, final capping costs, and closure/post-closure costs have been determined;
3)	whether internal personnel have performed a financial analysis of the proposed expansion site and have determined that it has a positive financial and operational impact;
4)	whether internal personnel or external consultants are actively working to obtain the necessary approvals to obtain the landfill expansion permit; and

5)
whether we consider it probable that we will achieve the expansion (for a pursued expansion to be considered probable, there must be no significant known technical, legal, community, business or political restrictions or similar issues existing that we believe are more likely than not to impair the success of the expansion).

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
To determine the fair value of each of our reporting units as a whole and each indefinite-lived intangible asset, we use discounted cash flow analyses, which require significant assumptions and estimates about the future operations of each reporting unit and the future discrete cash flows related to each indefinite-lived intangible asset. Significant judgments inherent in these analyses include the determination of appropriate discount rates, the amount and timing of expected future cash flows and growth rates. The cash flows employed in our 2010 discounted cash flow analyses were based on ten-year financial forecasts, which in turn were based on the 2011 annual budget developed internally by management. These forecasts reflect operating profit margins that were consistent with 2010 results and perpetual revenue growth rates of 4.5%. Our discount rate assumptions are based on an assessment of our weighted average cost of capital. In assessing the reasonableness of our determined fair values of our reporting units, we evaluate our results against our current market capitalization.
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
We did not record an impairment charge as a result of our goodwill and indefinite-lived intangibles impairment test in 2010. Additionally, we do not expect any impairment on our goodwill or indefinite-lived intangibles in the foreseeable future. However, we cannot assure you that goodwill and indefinite-lived intangibles will not be impaired at any time in the future.
Business Combination Accounting. We recognize, separately from goodwill, the identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values. We measure and recognize goodwill as of the acquisition date as the excess of: (a) the aggregate of the fair value of consideration transferred, the fair value of any noncontrolling interest in the acquiree (if any) and the acquisition date fair value of our previously held equity interest in the acquiree (if any), over (b) the fair value of net assets acquired and liabilities assumed.
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

General
Our solid waste revenues are derived from one industry segment, and consist mainly of fees we charge customers for collection, transfer, recycling and disposal of non-hazardous solid waste. Our collection business also generates revenues from the sale of recyclable commodities, which have significant variability. A large part of our collection revenues comes from providing residential, commercial and industrial services. We frequently perform these services under service agreements, municipal contracts or franchise agreements with governmental entities. Our existing franchise agreements and most of our existing municipal contracts give us the exclusive right to provide specified waste services in the specified territory during the contract term. These exclusive arrangements are awarded, at least initially, on a competitive bid basis and subsequently on a bid or negotiated basis. We also provide residential collection services on a subscription basis with individual households.
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
Our revenues from recycling services consist of selling recyclable materials (including cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals) collected from our residential customers and at our recycling processing operations to third parties for processing before resale.
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

	Years Ended December 31,
	2008		2009		2010
Collection	$787,713	66.4%	$901,768	66.1%	$951,327	62.8%
Disposal and transfer	308,811	26.0	392,497	28.8	458,241	30.3
Recycling and other	89,594	7.6	68,845	5.1	103,974	6.9

	1,186,118	100.0%	1,363,110	100.0%	1,513,542	100.0%

Less: intercompany elimination	(136,515)		(171,717)		(193,785)

Total revenue	$1,049,603		$1,191,393		$1,319,757

Cost of operations includes labor and benefits, tipping fees paid to third-party disposal facilities, vehicle and equipment maintenance, workers’ compensation, vehicle and equipment insurance, insurance and employee group health claims expense, third-party transportation expense, fuel, the cost of materials we purchase for recycling, district and state taxes and host community fees and royalties. Our significant costs of operations in 2010 were labor, third-party disposal and transportation, vehicle and equipment maintenance, taxes and fees, insurance and fuel. We use a number of programs to reduce overall cost of operations, including increasing the use of automated routes to reduce labor and workers’ compensation exposure, utilizing comprehensive maintenance and health and safety programs, and increasing the use of transfer stations to further enhance internalization rates. We carry high-deductible insurance for automobile liability, property, general liability, workers’ compensation, employer’s liability and employer group health claims. If we experience insurance claims or costs above or below our historically evaluated levels, our estimates could be materially affected.

Selling, general and administrative, or SG&A, expense includes management, sales force, clerical and administrative employee compensation and benefits, legal, accounting and other professional services, acquisition, bad debt expense and rent expense for our corporate headquarters.
Depreciation expense includes depreciation of equipment and fixed assets over their estimated useful lives using the straight-line method. Depletion expense includes depletion of landfill site costs and total future development costs as remaining airspace of the landfill is consumed. Remaining airspace at our landfills includes both permitted and probable expansion airspace. Amortization expense includes the amortization of definite-lived intangible assets, consisting primarily of long-term franchise agreements and contracts and non-competition agreements, over their estimated useful lives using the straight-line method. Goodwill and indefinite-lived intangible assets, consisting primarily of certain perpetual rights to provide solid waste collection and transportation services in specified territories, are not amortized.
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
At December 31, 2010, we had $11.6 million in capitalized expenditures for a landfill project in Chaparral, New Mexico, with respect to which we had obtained a permit to operate the landfill. On July 18, 2005, the Supreme Court of New Mexico ordered the New Mexico Environment Department to conduct an additional limited hearing to consider evidence that landfill opponents claim was wrongfully excluded. The parties have agreed to postpone the hearing until November 2011 to allow us time to explore a possible relocation of the landfill to the approximately 325 acres of undeveloped land we purchased from the State of New Mexico in July 2009. If we are ultimately issued a permit to operate the landfill at the new site purchased in July 2009, we will be required to expense in a future period $10.3 million of capitalized expenditures related to the original Chaparral property, less the recoverable value of that undeveloped property and other amounts recovered, which would likely have a material adverse effect on our results of operations for that period. If we instead are ultimately issued a permit to operate the landfill at the original Chaparral property, we will be required to expense in a future period $1.3 million of capitalized expenditures related to the new site purchased in July 2009, less the recoverable value of that undeveloped property and other amounts recovered. If we are not ultimately issued a permit to operate the landfill at either one of the two sites, we will be required to expense in a future period the full $11.6 million of capitalized expenditures, less the recoverable value of the undeveloped properties and other amounts recovered, which would likely have a material adverse effect on our results of operations for that period.
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
We manage our operations through three geographic operating segments (Western, Central and Southern), which, commencing in 2009, were also our reportable segments. Prior to 2009, we aggregated our multiple operating segments into one reportable segment. Each operating segment is responsible for managing several vertically integrated operations, which are comprised of districts. The segment information presented herein reflects the realignment of our organizational structure in the second quarter of 2008, which reduced the number of our geographic operating segments from four to three. The segment information presented herein also reflects the realignment of certain of our districts between operating segments in the first quarter of 2010. Under the current orientation, our Western Region is comprised of operating locations in California, Idaho, Montana, Nevada, Oregon, Washington and western Wyoming; our Central Region is comprised of operating locations in Colorado, Kansas, Michigan, Minnesota, Nebraska, Oklahoma, South Dakota, Utah and eastern Wyoming; and our Southern Region is comprised of operating locations in Alabama, Arizona, Illinois, Iowa, Kentucky, Louisiana, Mississippi, New Mexico, North Carolina, South Carolina, Tennessee and Texas.

Revenues, net of intercompany eliminations, for our reportable segments are shown in the following table for the periods indicated (in thousands):

	Years Ended December 31,
	2008	2009	2010
Western	$529,538	$634,368	$709,821
Central	281,529	274,762	291,320
Southern	238,536	282,263	318,616

	$1,049,603	$1,191,393	$1,319,757

Operating income before depreciation, amortization and gain (loss) on disposal of assets for our reportable segments is shown in the following table for the periods indicated (in thousands):

	Years Ended December 31,
	2008	2009	2010
Western	$155,591	$184,421	$218,254
Central	79,353	86,984	95,047
Southern	71,205	85,846	101,827
Corporate(a)	4,265	3,701	5,282

	$310,414	$360,952	$420,410

(a)	Corporate functions include accounting, legal, tax, treasury, information technology, risk management, human resources, training and other administrative functions.
A reconciliation of Operating income before depreciation, amortization and gain (loss) on disposal of assets to Income before income tax provision is included in Note 14 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.
Significant changes in revenue and operating income before depreciation, amortization and gain (loss) on disposal of assets for our reportable segments for the year ended December 31, 2010, compared to the year ended December 31, 2009 and for the year ended December 31, 2009, compared to the year ended December 31, 2008, are discussed below:
Segment Revenue
Revenue in our Western segment increased $75.4 million, or 11.9%, to $709.8 million for the year ended December 31, 2010, from $634.4 million for the year ended December 31, 2009. For the year ended December 31, 2010, the components of the revenue increase consisted of revenue acquired from acquisitions closed during, or subsequent to, the year ended December 31, 2009 of $30.0 million, net price increases of $13.1 million, volume increases of $5.6 million, recyclable commodity sales increases of $20.4 million and other revenue increases of $6.3 million.
Revenue in our Western segment increased $104.9 million, or 19.8%, to $634.4 million for the year ended December 31, 2009, from $529.5 million for the year ended December 31, 2008. For the year ended December 31, 2009, the components of the revenue increase consisted of revenue acquired from acquisitions closed during, or subsequent to, the year ended December 31, 2008 of $134.6 million and net price increases of $13.6 million, partially offset by volume decreases of $21.2 million, recyclable commodity sales decreases of $11.7 million and other revenue decreases of $10.4 million.
Revenue in our Central segment increased $16.5 million, or 6.0%, to $291.3 million for the year ended December 31, 2010, from $274.8 million for the year ended December 31, 2009. For the year ended December 31, 2010, the components of the revenue increase consisted of revenue acquired from acquisitions closed during, or subsequent to, the year ended December 31, 2009 of $5.5 million, net price increases of $10.4 million, recyclable commodity sales increases of $3.0 million and other revenue increases of $0.4 million, partially offset by volume decreases of $2.8 million.
Revenue in our Central segment decreased $6.7 million, or 2.4%, to $274.8 million for the year ended December 31, 2009, from $281.5 million for the year ended December 31, 2008. For the year ended December 31, 2009, the components of the revenue decrease consisted of volume decreases of $27.1 million and recyclable commodity sales decreases of $3.0 million, partially offset by revenue acquired from acquisitions closed during, or subsequent to, the year ended December 31, 2008 of $14.2 million and net price increases of $9.2 million.

Revenue in our Southern segment increased $36.3 million, or 12.9%, to $318.6 million for the year ended December 31, 2010, from $282.3 million for the year ended December 31, 2009. For the year ended December 31, 2010, the components of the revenue increase consisted of revenue acquired from acquisitions closed during, or subsequent to, the year ended December 31, 2009 of $27.4 million, net price increases of $10.8 million and recyclable commodity sales increases of $1.2 million, partially offset by volume decreases of $2.3 million and other revenue decreases of $0.8 million.
Revenue in our Southern segment increased $43.8 million, or 18.3%, to $282.3 million for the year ended December 31, 2009, from $238.5 million for the year ended December 31, 2008. For the year ended December 31, 2009, the components of the revenue increase consisted of revenue acquired from acquisitions closed during, or subsequent to, the year ended December 31, 2008 of $54.8 million, net price increases of $4.8 million and other revenue increases of $0.7 million, partially offset by volume decreases of $15.8 million and recyclable commodity sales decreases of $0.7 million.
Segment Operating Income before Depreciation, Amortization and Gain (Loss) on Disposal of Assets
We entered into fuel hedge agreements in December 2008, with the fuel hedges commencing in January 2009. We did not begin allocating the realized losses on our diesel fuel expenses resulting from the fuel hedge agreements to our three geographic operating segments until January 1, 2010. Therefore, the segment operating income before depreciation, amortization and gain (loss) on disposal of assets information presented below has been adjusted to reflect the allocation of realized losses on our diesel fuel expenses to our three geographic operating segments for the year ended December 31, 2009.
Operating income before depreciation, amortization and gain (loss) on disposal of assets in our Western segment increased $33.9 million, or 18.3%, to $218.3 million for the year ended December 31, 2010, from $184.4 million for the year ended December 31, 2009. The increase was primarily due to income generated from acquisitions closed during, or subsequent to, the year ended December 31, 2009, and the following changes at operations owned in the comparable periods in 2009 and 2010: increased revenues, decreased legal expenses and decreased fuel expenses due to lower realized losses on diesel fuel hedges allocated to the Western segment; partially offset by increased disposal expenses; increased third party trucking and transportation expenses; increased expenses associated with the cost of purchasing recyclable commodities; increased taxes on revenues; increased direct and administrative labor expenses; and increased truck, equipment and container repair expenses.
Operating income before depreciation, amortization and gain (loss) on disposal of assets in our Western segment increased $28.8 million, or 18.5%, to $184.4 million for the year ended December 31, 2009, from $155.6 million for the year ended December 31, 2008. The increase was primarily due to income generated from acquisitions closed during, or subsequent to, the year ended December 31, 2008, and the following changes at operations owned in the comparable periods in 2008 and 2009: decreased labor expenses; decreased fuel expense; decreased third party trucking and transportation expenses; decreased major vehicle and equipment repairs; and decreased expenses associated with the cost of purchasing recyclable commodities; partially offset by decreased revenues at operations owned in the comparable periods, increased legal expenses and increased incentive compensation expenses.
Operating income before depreciation, amortization and gain (loss) on disposal of assets in our Central segment increased $8.0 million, or 9.3%, to $95.0 million for the year ended December 31, 2010, from $87.0 million for the year ended December 31, 2009. The increase was primarily due to the following changes at operations owned in the comparable periods in 2009 and 2010: increased revenues and decreased fuel expenses due to lower realized losses on diesel fuel hedges allocated to the Central segment; partially offset by increased disposal expenses; increased third party trucking and transportation expenses; increased taxes on revenues; increased direct and administrative labor expenses and increased advertising expenses.
Operating income before depreciation, amortization and gain (loss) on disposal of assets in our Central segment increased $7.6 million, or 9.6%, to $87.0 million for the year ended December 31, 2009, from $79.4 million for the year ended December 31, 2008. The increase was primarily due to income generated from acquisitions closed during, or subsequent to, the year ended December 31, 2008, and the following changes at operations owned in the comparable periods in 2008 and 2009: decreased labor expenses; decreased fuel expense; decreased major vehicle and equipment repairs; and decreased disposal and third party trucking and transportation expenses; partially offset by decreased revenues.

Operating income before depreciation, amortization and gain (loss) on disposal of assets in our Southern segment increased $16.0 million, or 18.6%, to $101.8 million for the year ended December 31, 2010, from $85.8 million for the year ended December 31, 2009. The increase was primarily due to income generated from acquisitions closed during, or subsequent to, the year ended December 31, 2009, and the following changes at operations owned in the comparable periods in 2009 and 2010: increased revenues and decreased auto and workers’ compensation insurance expenses; partially offset by increased disposal expenses; increased third party trucking and transportation expenses; increased direct and administrative labor expenses; and increased truck, equipment and container repair expenses.
Operating income before depreciation, amortization and gain (loss) on disposal of assets in our Southern segment increased $14.6 million, or 20.6%, to $85.8 million for the year ended December 31, 2009, from $71.2 million for the year ended December 31, 2008. The increase was primarily due to income generated from acquisitions closed during, or subsequent to, the year ended December 31, 2008, and the following changes at operations owned in the comparable periods in 2008 and 2009: decreased labor expenses; decreased fuel expense; decreased disposal and third party trucking and transportation expenses; partially offset by decreased revenues.
Operating income before depreciation, amortization and gain (loss) on disposal of assets at Corporate increased $1.6 million, or 42.7%, to $5.3 million for the year ended December 31, 2010, from $3.7 million for the year ended December 31, 2009. Our estimated recurring corporate expenses, which can vary from the actual amount of incurred corporate expenses, are allocated to our three geographic operating segments. The increase was primarily due to decreased legal expenses, decreased direct acquisition costs that were charged to expense and recording charges during the year ended December 31, 2009 to establish our liability for remaining rental expenses, net of estimated sublease rentals, at our prior corporate office facilities, partially offset by increased cash and stock-based incentive compensation expense.
Operating income before depreciation, amortization and gain (loss) on disposal of assets at Corporate decreased $0.6 million, or 13.2%, to $3.7 million for the year ended December 31, 2009, from $4.3 million for the year ended December 31, 2008. Our estimated recurring corporate expenses, which can vary from the actual amount of incurred corporate expenses, are allocated to our three geographic operating segments. The net operating losses for the year ended December 31, 2009 were due primarily to charges recorded to establish or increase our liability for remaining rental expenses, net of estimated sublease rentals, at our prior corporate office facilities, direct acquisition costs that were charged to expense, realized losses on diesel fuel hedges which were not allocated to our three geographic operating segments, increased compensation expense resulting from increased deferred compensation plan liabilities due to improved market performance of employee deferred contributions and increased cash and stock-based incentive compensation expenses.

Results of Operations
The following table sets forth items in our consolidated statements of income in thousands and as a percentage of revenues for the periods indicated:

	Years Ended December 31,
		As a % of 2008		As a % of 2009		As a % of 2010
	2008	Revenues	2009	Revenues	2010	Revenues
Revenues	$1,049,603	100.0%	$1,191,393	100.0%	$1,319,757	100.0%
Cost of operations	628,075	59.8	692,415	58.1	749,487	56.8
Selling, general and administrative	111,114	10.6	138,026	11.6	149,860	11.3
Depreciation	91,095	8.7	117,796	9.9	132,874	10.1
Amortization of intangibles	6,334	0.6	12,962	1.1	14,582	1.1
Loss (gain) on disposal of assets	629	0.1	(481)	(0.1)	571	0.1

Operating income	212,356	20.2	230,675	19.4	272,383	20.6

Interest expense	(43,102)	(4.1)	(49,161)	(4.1)	(40,134)	(3.0)
Interest income	3,297	0.4	1,413	0.1	590	0.1
Loss on extinguishment of debt	—	—	—	—	(10,193)	(0.8)
Other income (expense), net	(633)	(0.1)	(7,551)	(0.7)	2,830	0.2
Income tax provision	(56,775)	(5.4)	(64,565)	(5.4)	(89,334)	(6.8)
Net income attributable to noncontrolling interests	(12,240)	(1.2)	(986)	(0.1)	(1,038)	(0.1)

Net income attributable to Waste Connections	$102,903	9.8%	$109,825	9.2%	$135,104	10.2%

Years Ended December 31, 2010 and 2009
Revenues. Total revenues increased $128.4 million, or 10.8%, to $1.32 billion for the year ended December 31, 2010, from $1.19 billion for the year ended December 31, 2009.
Acquisitions closed during, or subsequent to, the year ended December 31, 2009, increased revenues by approximately $62.9 million.
During the year ended December 31, 2010, the net increase in prices charged to our customers was $34.4 million, consisting of $31.8 million of core price increases and $2.6 million of fuel, materials and environmental surcharges.
Volume increases in our existing business during the year ended December 31, 2010, increased revenues by approximately $0.5 million. The net increase in volume was primarily attributable to increases in landfill volumes and roll off hauling activity for operations owned in the comparable periods, partially offset by declines in residential and commercial hauling activity. Our volume improved from a negative $10.4 million and negative $1.9 million during the three months ended March 31, 2010 and June 30, 2010, respectively, to a positive $10.1 million and positive $2.7 million during the three months ended September 30, 2010 and December 31, 2010, respectively, as a result of increased stability in our operating markets and revenues generated from landfill special waste projects.
Increased recyclable commodity volumes collected and increased recyclable commodity prices during the year ended December 31, 2010, increased revenues by $24.6 million. The increase in recyclable commodity prices was primarily a result of the recovery of overseas demand for recyclable commodities, which had experienced significant year-over-year declines beginning near the end of 2008 and continuing through most of 2009.
Other revenues increased by $6.0 million during the year ended December 31, 2010, primarily due to an increase in cargo volume at our intermodal operations.
Cost of Operations. Total cost of operations increased $57.1 million, or 8.2%, to $749.5 million for the year ended December 31, 2010, from $692.4 million for the year ended December 31, 2009. The increase was primarily attributable to operating costs associated with acquisitions closed during, or subsequent to, the year ended December 31, 2009, and the following changes at operations owned in the comparable periods in 2009 and 2010: increased rail transportation expenses at our intermodal operations; increased third party trucking and transportation expenses due to increased waste disposal internalization and outsourcing these services; increased disposal expenses due to increased disposal rates and volumes; increased franchise fees and taxes on revenues due to increased tax rates and increased landfill volumes; increased expenses associated with the cost of purchasing recyclable commodities due to recyclable commodity pricing increases; increased labor expenses; increased truck, equipment and container repair expenses; increased property taxes and increased facility repairs; partially offset by decreased diesel fuel expense due primarily to the expiration at the end of 2009 of diesel fuel purchase contracts in which the diesel fuel contract price per gallon exceeded the diesel fuel retail price; decreased auto and workers’ compensation expense under our high deductible insurance program due to a reduction in projected losses on open claims and a decrease in general liability insurance expenses due to reduced claims severity.
Cost of operations as a percentage of revenues decreased 1.3 percentage points to 56.8% for the year ended December 31, 2010, from 58.1% for the year ended December 31, 2009. The decrease as a percentage of revenues was primarily attributable to decreased fuel expense, decreased auto and workers’ compensation expense, decreased general liability insurance expenses and price increases charged to our customers being higher, on a percentage basis, than certain expense increases recognized during the year ended December 31, 2010, partially offset by increased third party trucking and transportation expenses and increased rail transportation expenses.
SG&A. SG&A expenses increased $11.9 million, or 8.6%, to $149.9 million for the year ended December 31, 2010, from $138.0 million for the year ended December 31, 2009. The increase was primarily the result of additional personnel from acquisitions closed during, or subsequent to, the year ended December 31, 2009, increased payroll and payroll-related expenses, increased cash and stock-based incentive compensation expense and increased advertising expenses, partially offset by a decrease in legal expenses, decreased direct acquisition expenses and decreased expenses associated with our prior corporate office facilities. During the year ended December 31, 2009, we incurred higher direct acquisition expenses due primarily to our acquisition of certain operations from Republic Services, Inc.
SG&A expenses as a percentage of revenues decreased 0.3 percentage points to 11.3% for the year ended December 31, 2010, from 11.6% for the year ended December 31, 2009. The decrease as a percentage of revenues was primarily attributable to declines in the aforementioned charges for our prior corporate office facilities and direct acquisition expenses.
Depreciation. Depreciation expense increased $15.1 million, or 12.8%, to $132.9 million for the year ended December 31, 2010, from $117.8 million for the year ended December 31, 2009. The increase was primarily attributable to depreciation and depletion associated with acquisitions closed during, or subsequent to, the year ended December 31, 2009, increased depletion expense at existing operations and increased depreciation expense associated with additions to our fleet and equipment purchased to support our existing operations.
Depreciation expense as a percentage of revenues increased 0.2 percentage points to 10.1% for the year ended December 31, 2010, from 9.9% for the year ended December 31, 2009, due primarily to increased depletion expense at acquired operations.
Amortization of Intangibles. Amortization of intangibles expense increased $1.6 million, or 12.5%, to $14.6 million for the year ended December 31, 2010, from $13.0 million for the year ended December 31, 2009, due primarily to amortization on contracts, customer lists and other intangibles acquired during, or subsequent to, the year ended December 31, 2009.
Loss (Gain) on Disposal of Assets. Loss (gain) on disposal of assets increased $1.1 million, to a loss of $0.6 million for the year ended December 31, 2010, from a gain of $0.5 million for the year ended December 31, 2009. On an aggregate basis, assets disposed in 2010 had a higher book carrying value relative to sales proceeds compared to assets disposed in 2009.
Operating Income. Operating income increased $41.7 million, or 18.1%, to $272.4 million for the year ended December 31, 2010, from $230.7 million for the year ended December 31, 2009. The increase was primarily attributable to increased revenues, partially offset by increased operating costs, increased SG&A expense, and increased depreciation expense and amortization of intangibles expense.
Operating income as a percentage of revenues increased 1.2 percentage points to 20.6% for the year ended December 31, 2010, from 19.4% for the year ended December 31, 2009. The increase as a percentage of revenues was due to the previously described 1.3 percentage point decrease in cost of operations and 0.3 percentage point decrease in SG&A expense, partially offset by the 0.2 percentage point increase in depreciation expense and 0.2 percentage point increase in loss (gain) on disposal of assets.
Interest Expense. Interest expense decreased $9.1 million, or 18.4%, to $40.1 million for the year ended December 31, 2010, from $49.2 million for the year ended December 31, 2009. The decrease was primarily attributable to funding the redemption of our 2026 Notes with borrowings under our credit facility at lower interest rates, a reduction in the amortization of our debt discount on the redeemed 2026 Notes and reduced average borrowing rates on the portion of our credit facility borrowings not fixed under interest rate swap agreements.

Interest Income. Interest income decreased $0.8 million to $0.6 million for the year ended December 31, 2010, from $1.4 million for the year ended December 31, 2009, due to lower average cash balances. We maintained higher cash balances, primarily between January 2009 and April 2009, in order to fund acquisitions that closed during the second quarter of 2009.
Loss on Extinguishment of Debt. Loss on extinguishment of debt for the year ended December 31, 2010, consisted of an expense charge of $9.7 million associated with the redemption of our 2026 Notes and a charge of $0.5 million associated with the redemption of our Wasco Bonds.
Other Income (Expense), Net. Other income (expense), net increased $10.4 million to an income balance of $2.8 million for the year ended December 31, 2010, from an expense balance of $7.6 million for the year ended December 31, 2009. During the year ended December 31, 2009, we recorded a $9.2 million charge to other expense resulting from the termination of two interest rate swap agreements prior to their expiration.
Income Tax Provision. Income taxes increased $24.7 million, or 38.4%, to $89.3 million for the year ended December 31, 2010, from $64.6 million for the year ended December 31, 2009.
Our effective tax rates for the year ended December 31, 2009 and 2010, were 36.8% and 39.6%, respectively.
During the year ended December 31, 2010, we recorded a $1.2 million increase in the income tax provision associated with the reconciliation of the income tax provision to the 2009 federal and state tax returns, which were filed during 2010. We also recorded a reduction to the liability for uncertain tax positions of approximately $0.6 million due to the expiration of certain statutes of limitations, which was recorded as a reduction to income tax expense. Additionally, during the year ended December 31, 2010, we recorded a $1.5 million increase in the income tax provision associated with an adjustment in deferred tax liabilities resulting from a voter-approved increase in Oregon state income tax rates and changes to the geographic apportionment of our state income taxes and a $0.4 million increase in the income tax provision associated with the disposal of certain assets that had no tax basis.
During the year ended December 31, 2009, we recorded a reduction to income tax expense of $1.6 million, resulting from changes to the geographical apportionment of our state income taxes due to acquisitions closed in the current year and from current year changes to the state apportionment formulas used in certain states, and the reconciliation of the income tax provision to the 2008 federal and state tax returns, which were filed during 2009. Additionally, during the year ended December 31, 2009, we recorded a net reduction to the liability for uncertain tax positions of approximately $0.8 million due to the expiration of certain statutes of limitations, which was recorded as a reduction to income tax expense.
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
Volume decreases in our existing business during the year ended December 31, 2009, reduced revenues by approximately $64.2 million. The net decrease in volume was primarily attributable to declines in roll off activity and landfill and transfer station volumes for operations owned in the comparable periods as a result of the economic recession affecting the United States in 2009.
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
Interest Income. Interest income decreased $1.9 million to $1.4 million for the year ended December 31, 2009, from $3.3 million for the year ended December 31, 2008. We maintained higher average cash balances in money market accounts during the three months ended December 31, 2008 and the three months ended March 31, 2009 in anticipation of funding the acquisition of certain operations from Republic Services, Inc. Due to a decline in rates of return on money market accounts, interest earned on our cash balances was higher in 2008, compared to 2009.
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
Our effective tax rates for the year ended December 31, 2008 and 2009 were 33.0% and 36.8%, respectively. As a result of our adoption of the new guidance on noncontrolling interests, effective January 1, 2009, the measurement of our effective tax rate has changed from previous years. The adoption of the noncontrolling interests guidance resulted in an increase in our Income before income tax provision due to the inclusion of Net income attributable to noncontrolling interests in this measure. Net income attributable to noncontrolling interests, or what was previously referred to as “Minority Interests” expense, was historically shown as an expense in arriving at Income before income tax provision. Under the new noncontrolling interests guidance, amounts reported as Net income attributable to noncontrolling interests are now reported net of any applicable taxes. Our 2008 effective tax rate has been remeasured and reported in a manner consistent with the current measurement approach.
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
During the year ended December 31, 2008, we recorded a reduction to income tax expense of $4.9 million, resulting primarily from changes to the geographical apportionment of our state income taxes, the reversal of certain tax contingencies for which the statutes of limitations expired in 2008, and the reconciliation of the income tax provision to the 2007 federal and state tax returns, which were filed during 2008.
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

Liquidity and Capital Resources
The following table sets forth certain cash flow information for the years ended December 31, 2008, 2009 and 2010 (in thousands):

	2008	2009	2010
Net cash provided by operating activities	$270,409	$303,637	$328,396
Net cash used in investing activities	(467,647)	(548,227)	(214,224)
Net cash provided by (used in) financing activities	452,204	(11,035)	(113,938)

Net increase (decrease) in cash and equivalents	254,966	(255,625)	234
Cash and equivalents at beginning of year	10,298	265,264	9,639

Cash and equivalents at end of year	$265,264	$9,639	$9,873

Operating Activities Cash Flows
For the year ended December 31, 2010, net cash provided by operating activities was $328.4 million. For the year ended December 31, 2009, net cash provided by operating activities was $303.6 million. The $24.8 million net increase in cash provided by operating activities was due primarily to the following:
1)	An increase in net income of $25.3 million;
2)	An increase in depreciation and amortization expense of $16.7 million;
3)
A decrease in deferred taxes of $11.8 million due primarily to the recognition during the year ended December 31, 2009, of tax benefits associated with a change in our tax method for deducting depreciation expense for certain landfills;

4)	An increase in equity-based compensation expense of $2.0 million;
5)
A decrease of $7.9 million attributable to an increase in the excess tax benefit associated with equity-based compensation, due to an increase in stock option exercises resulting in increased taxable income recognized by employees that is tax deductible to us; and

6)
An increase in cash flows from operating assets and liabilities, net of effects from acquisitions, of $1.3 million to cash provided by operating assets and liabilities of $12.1 million for the year ended December 31, 2010, from cash provided by operating assets and liabilities of $10.8 million for the year ended December 31, 2009. The significant components of the $12.1 million in cash inflows from changes in operating assets and liabilities for the year ended December 31, 2010, include the following:

a)	an increase from prepaid expenses and other current assets of $3.3 million due primarily to decreases in prepaid income taxes and prepaid insurance expenses;
b)
an increase from accrued liabilities of $15.3 million due primarily to increased accruals for auto and workers’ compensation insurance claims, cash-based employee incentive compensation expense, payroll and payroll-related liabilities, partially offset by a decrease in accrued interest due to the redemption of the 2026 Notes in April 2010; less

c)	a decrease from accounts payable of $0.9 million due primarily to the timing of payments for capital expenditures and operating expenses; less
d)	a decrease from accounts receivable of $9.3 million due to increased revenues.
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

4)	A decrease in net income of $4.3 million; and

5)
A decrease in cash flows from operating assets and liabilities, net of effects from acquisitions, of $7.6 million to cash provided by operating assets and liabilities of $10.8 million for the year ended December 31, 2009, from cash provided by operating assets and liabilities of $18.4 million for the year ended December 31, 2008. The significant components of the $10.8 million in cash inflows from changes in operating assets and liabilities for the year ended December 31, 2009, include the following:

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
As of December 31, 2010, we had a working capital deficit of $38.0 million, including cash and equivalents of $9.9 million. Our working capital deficit decreased $7.1 million from $45.1 million at December 31, 2009. To date, we have experienced no loss or lack of access to our cash or cash equivalents; however, we can provide no assurances that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets. Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements, along with stock repurchase and dividend programs, to reduce our indebtedness under our credit facility and to minimize our cash balances.
Investing Activities Cash Flows
Net cash used in investing activities decreased $334.0 million to $214.2 million for the year ended December 31, 2010, from $548.2 million for the year ended December 31, 2009. The significant components of the decrease include the following:
1)	A decrease in payments for acquisitions of $339.0 million; less
2)
An increase in capital expenditures for property and equipment of $6.6 million due to increases in site costs for various landfills, construction of buildings for operational facilities and purchase of containers, land and land improvements, partially offset by a decrease in truck and equipment purchases.

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

Financing Activities Cash Flows
Net cash used in financing activities increased $102.9 million to $113.9 million for the year ended December 31, 2010, from $11.0 million for the year ended December 31, 2009. The significant components of the increase include the following:
1)	An increase in payments to repurchase our common stock of $103.7 million;
2)
A decrease in net long-term borrowings of $8.9 million due to increased availability of operating cash flow after funding operations, acquisitions, capital expenditures, stock repurchases and dividend payments;

3)	An increase in stock dividends paid of $8.6 million with the initiation of a quarterly stock dividend in 2010; less
4)	A change in book overdraft of $7.5 million resulting from fluctuations in our outstanding cash balances at banks for which outstanding check balances can be offset; less
5)	An increase in proceeds from option and warrant exercises of $17.7 million due to an increase in the number of options and warrants exercised in the year ended December 31, 2010; less
6)
An increase in the excess tax benefit associated with equity-based compensation of $7.9 million, due to the aforementioned increase in options and warrants exercised in the year ended December 31, 2010, which resulted in increased taxable income, recognized by employees, that is tax deductible by us.

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
Our Board of Directors has authorized a common stock repurchase program for the repurchase of up to $800.0 million of our common stock through December 31, 2012. Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of the common stock and overall market conditions. As of December 31, 2009 and 2010, we had repurchased in aggregate 28.6 million and 35.4 million shares, respectively, of our common stock at an aggregate cost of $482.4 million and $648.6 million, respectively. As of December 31, 2010, the remaining maximum dollar value of shares available for purchase under the program was approximately $151.4 million. Subsequent to December 31, 2010, we repurchased an additional 0.8 million shares of our common stock at a cost of $20.6 million.
On October 19, 2010, our Board of Directors authorized a three-for-two split of our common stock, in the form of a 50% stock dividend, payable to stockholders of record as of October 29, 2010. Shares resulting from the split were issued on November 12, 2010. In connection therewith, we transferred $0.4 million from retained earnings to common stock, representing the par value of additional shares issued. As a result of the stock split, fractional shares equal to 2,479 whole shares were repurchased for $0.1 million. All share and per share amounts for all periods presented have been retroactively adjusted to reflect the stock split.
In addition, on October 19, 2010, our Board of Directors authorized the initiation of a quarterly cash dividend of $0.075 per share, as adjusted for the three-for-two stock split described above. The initial quarterly cash dividend totaling $8.6 million was paid on November 12, 2010 to the stockholders of record as of the close of business on October 29, 2010. We funded the dividend payment out of cash on hand and cash generated by operating activities. The Board will review the cash dividend periodically, with a long-term objective of increasing the amount of the dividend. We cannot assure you as to the amounts or timing of future dividends.
We made $134.8 million in capital expenditures during the year ended December 31, 2010. We expect to make capital expenditures between $130 million and $135 million in 2011 in connection with our existing business. We intend to fund our planned 2011 capital expenditures principally through internally generated funds and borrowings under our credit facility. In addition, we may make substantial additional capital expenditures in acquiring solid waste collection and disposal businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity. We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities. We believe that our cash and equivalents, credit facility and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future. However, disruptions in the capital and credit markets could adversely affect our ability to draw on our credit facility or raise other capital. Our access to funds under the credit facility is dependent on the ability of the banks that are parties to the facility to meet their funding commitments. Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.
We have an $845 million senior revolving credit facility, or the credit facility, with a syndicate of banks for which Bank of America, N.A. acts as agent. As of December 31, 2008, $400.0 million was outstanding under the credit facility, exclusive of outstanding standby letters of credit of $81.4 million. As of December 31, 2009, $269.0 million was outstanding under the credit facility, exclusive of outstanding standby letters of credit of $87.1 million. As of December 31, 2010, $511.0 million was outstanding under the credit facility, exclusive of outstanding standby letters of credit of $82.9 million.

Under the credit facility, there is no maximum amount of standby letters of credit that can be issued; however, the issuance of standby letters of credit reduces the amount of total borrowings available. The credit facility requires us to pay a commitment fee ranging from 0.15% to 0.20% of the unused portion of the facility. The borrowings under the credit facility bear interest, at our option, at either the base rate plus the applicable base rate margin on base rate loans, or the Eurodollar rate plus the applicable Eurodollar margin on Eurodollar loans. The base rate for any day is a fluctuating rate per annum equal to the higher of: (1) the federal funds rate plus one half of one percent (0.5%); and (2) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate.” The Eurodollar rate is determined by the administrative agent pursuant to a formula in the credit agreement governing the credit facility. The applicable margins under the credit facility vary depending on our leverage ratio, as defined in the credit agreement, and range from 0.625% to 1.125% for Eurodollar loans and 0.00% for base rate loans. The credit facility matures in September 2012. The borrowings under the credit facility are not collateralized. The credit agreement governing the credit facility contains representations and warranties and places certain business, financial and operating restrictions on us relating to, among other things, indebtedness, liens and other encumbrances, investments, mergers and acquisitions, asset sales, sale and leaseback transactions, and dividends, distributions and redemptions of capital stock. The credit facility requires that we maintain specified financial ratios. As of December 31, 2009 and 2010, we were in compliance with all applicable covenants under the credit facility. We expect to be in compliance with all applicable covenants under the credit facility for the next 12 months. We use the credit facility for acquisitions, capital expenditures, working capital, standby letters of credit and general corporate purposes.
On March 20, 2006, we completed the offering of $200 million aggregate principal amount of our 3.75% Convertible Senior Notes due 2026, or the 2026 Notes, pursuant to a private placement. The 2026 Notes were convertible into cash and, if applicable, shares of our common stock based on an initial conversion rate of 44.1177 shares of common stock per $1,000 principal amount of 2026 Notes (which was equal to an initial conversion price of approximately $22.67 per share), subject to adjustment, and only under certain circumstances. Upon a surrender of the 2026 Notes for conversion, we were required to deliver cash equal to the lesser of the aggregate principal amount of notes to be converted or our total conversion obligation.
On April 1, 2010, we redeemed the $200 million aggregate principal amount of the 2026 Notes. Holders of the notes chose to convert a total of $22.7 million principal amount of the notes. In addition to paying the principal amount of these notes with proceeds from our credit facility, we issued 32,859 shares of our common stock in connection with the conversion and redemption. We redeemed the balance of $177.3 million principal amount of the notes with proceeds from our credit facility. All holders of the notes also received accrued interest and an interest make-whole payment. As a result of the redemption, we recognized $9.7 million of pre-tax expense ($6.0 million net of taxes) in April 2010.
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
On November 24, 2010, we entered into an amendment to the Master Note Purchase Agreement increasing the aggregate principal amount of senior unsecured notes issuable under the Master Note Purchase Agreement from $500 million to $750 million. No other changes were made in the amendment.

We may issue additional series of senior uncollateralized notes pursuant to the terms and conditions of the Master Note Purchase Agreement, as amended, provided that the purchasers of the 2015 Notes and the 2019 Notes shall not have any obligation to purchase any additional notes issued pursuant to the Master Note Purchase Agreement and the aggregate principal amount of the 2015 Notes, the 2019 Notes and any additional notes issued pursuant to the Master Note Purchase Agreement shall not exceed $750 million.
As of December 31, 2010, we had the following contractual obligations (in thousands):

	Payments Due by Period
		Less Than	1 to 3		Over
Recorded Obligations	Total	1 Year	Years	3 to 5 Years	5 years
Long-term debt	$912,635	$2,657	$515,717	$180,072	$214,189
Cash interest payments	162,440	32,466	49,366	41,325	39,283

Long-term debt payments include:

1)
$511.0 million in principal payments due 2012 related to our credit facility. Our credit facility bears interest, at our option, at either the base rate plus the applicable base rate margin (approximately 3.25% at December 31, 2010) on base rate loans, or the Eurodollar rate plus the applicable Eurodollar margin (approximately 0.89% at December 31, 2010) on Eurodollar loans. As of December 31, 2010, our credit facility allowed us to borrow up to $845 million.

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

4)
$39.4 million in principal payments related to our tax-exempt bonds, which bear interest at variable rates (between 0.33% and 0.41%) at December 31, 2010. The tax-exempt bonds have maturity dates ranging from 2012 to 2033.

5)
$9.2 million in principal payments related to our notes payable to sellers. Our notes payable to sellers bear interest at rates between 2.50% and 10.35% at December 31, 2010, and have maturity dates ranging from 2012 to 2036.

6)
$3.1 million in principal payments related to our notes payable to third parties. Our notes payable to third parties bear interest at rates between 6.7% and 10.9% at December 31, 2010, and have maturity dates ranging from 2012 to 2019.

The following assumptions were made in calculating cash interest payments:
1)
We calculated cash interest payments on the credit facility using the Eurodollar rate plus the applicable Eurodollar margin at December 31, 2010. We assumed the credit facility is paid off when the credit facility matures in 2012.

2)	We calculated cash interest payments on our interest rate swaps using the stated interest rate in the swap agreement less the Eurodollar rate through the term of the swaps.
The total liability for uncertain tax positions at December 31, 2010, was approximately $0.4 million (refer to Note 13 to the consolidated financial statements). We are not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, we do not expect a significant payment related to this liability within the next year.

	Amount of Commitment Expiration Per Period
	(amounts in thousands)
		Less Than	1 to 3	3 to 5	Over 5
Unrecorded Obligations(1)	Total	1 Year	Years	Years	Years
Operating leases	$72,123	$10,090	$18,137	$12,703	$31,193

(1)
We are party to operating lease agreements as discussed in Note 10 to the consolidated financial statements. These lease agreements are established in the ordinary course of our business and are designed to provide us with access to facilities at competitive, market-driven prices. These arrangements have not materially affected our financial position, results of operations or liquidity during the year ended December 31, 2010, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

We have obtained standby letters of credit as discussed in Note 8 to the consolidated financial statements and financial surety bonds as discussed in Note 10 to the consolidated financial statements. These standby letters of credit and financial surety bonds are generally obtained to support our financial assurance needs and landfill operations. These arrangements have not materially affected our financial position, results of operations or liquidity during the year ended December 31, 2010, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.
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
Non-GAAP Financial Measures
Free Cash Flow
We present free cash flow, a non-GAAP financial measure, supplementally because it is widely used by investors as a valuation and liquidity measure in the solid waste industry. We define free cash flow as net cash provided by operating activities, plus proceeds from disposal of assets, plus or minus change in book overdraft, plus excess tax benefit associated with equity-based compensation, less capital expenditures for property and equipment and distributions to noncontrolling interests. This measure is not a substitute for, and should be used in conjunction with, GAAP liquidity or financial measures. Management uses free cash flow as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. Other companies may calculate free cash flow differently. Our free cash flow for the years ended December 31, 2009 and 2010, is calculated as follows (amounts in thousands):

	Years Ended December 31,
	2009	2010
Net cash provided by operating activities	$303,637	$328,396
Plus: Change in book overdraft	7,802	279
Plus: Proceeds from disposal of assets	5,061	6,659
Plus: Excess tax benefit associated with equity-based compensation	4,054	11,997
Less: Capital expenditures for property and equipment	(128,251)	(134,829)

Free cash flow	$192,303	$212,502

Adjusted Operating Income Before Depreciation and Amortization
We present adjusted operating income before depreciation and amortization, a non-GAAP financial measure, supplementally because it is widely used by investors as a performance and valuation measure in the solid waste industry. We define adjusted operating income before depreciation and amortization as operating income, plus depreciation and amortization expense, plus closure and post-closure accretion expense, plus or minus any gain or loss on disposal of assets. We further adjust this calculation to exclude the effects of items management believes impact the ability to assess the operating performance of our business. This measure is not a substitute for, and should be used in conjunction with, GAAP financial measures. Management uses adjusted operating income before depreciation and amortization as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. Other companies may calculate adjusted operating income before depreciation and amortization differently. Our adjusted operating income before depreciation and amortization for the years ended December 31, 2008, 2009 and 2010, is calculated as follows (amounts in thousands):

	Years ended December 31,
	2008	2009	2010
Operating income	$212,356	$230,675	$272,383
Plus: Depreciation and amortization	97,429	130,758	147,456
Plus: Closure and post-closure accretion	1,400	2,055	1,766
Plus/less: Loss (gain) on disposal of assets	629	(481)	571
Adjustments:
Plus: Acquisition-related transaction costs (a)	1,500	3,987	2,081
Plus: Loss on prior corporate office lease (b)	—	1,839	—

Adjusted operating income before depreciation and amortization	$313,314	$368,833	$424,257

(a)	Reflects the addback of acquisition-related costs expensed due to the implementation of accounting guidance for business combinations effective January 1, 2009.

(b)	Reflects the addback of a loss on our prior corporate office lease due to the relocation of our corporate offices.
Inflation
Other than volatility in fuel prices, inflation has not materially affected our operations in recent years. Consistent with industry practice, many of our contracts allow us to pass through certain costs to our customers, including increases in landfill tipping fees and, in some cases, fuel costs. Therefore, we believe that we should be able to increase prices to offset many cost increases that result from inflation in the ordinary course of business. However, competitive pressures or delays in the timing of rate increases under our contracts may require us to absorb at least part of these cost increases, especially if cost increases exceed the average rate of inflation. Management’s estimates associated with inflation have an impact on our accounting for landfill liabilities.
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

At December 31, 2010, our derivative instruments included five interest rate swap agreements that effectively fix the interest rate on the applicable notional amounts of our variable rate debt as follows (dollars in thousands):

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
We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged floating rate debt. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. We are exposed to cash flow risk due to changes in interest rates with respect to the unhedged floating rate balances owed at December 31, 2009 and 2010, of $84.3 million and $325.4 million, respectively, including floating rate debt under our credit facility and floating rate municipal bond obligations. A one percentage point increase in interest rates on our variable-rate debt as of December 31, 2009 and 2010, would decrease our annual pre-tax income by approximately $0.8 million and $3.3 million, respectively. All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations, subject to counterparty default risk.
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
At December 31, 2010, our derivative instruments included two fuel hedge agreements as follows:

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

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged diesel fuel purchases. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. For the year ending December 31, 2011, we expect to purchase approximately 25 million gallons of diesel fuel, of which 20.2 million gallons will be purchased at market prices and 4.8 million gallons will be purchased at prices that are fixed under our fuel hedges. With respect to the approximately 20.2 million gallons of unhedged diesel fuel we expect to purchase in 2011 at market prices, a $0.10 per gallon increase in the price of fuel over the year would decrease our pre-tax income during this period by approximately $2.0 million.
We market a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals. We own and operate 39 recycling processing operations and sell other collected recyclable materials to third parties for processing before resale. Certain of our municipal recycling contracts in the state of Washington specify benchmark resale prices for recycled commodities. If the prices we actually receive for the processed recycled commodities collected under the contract exceed the prices specified in the contract, we share the excess with the municipality, after recovering any previous shortfalls resulting from actual market prices falling below the prices specified in the contract. To reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties. To illustrate the effect of a decline in recycled commodity prices, a 10% decrease in average recycled commodity prices from the average prices that were in effect during the year ended December 31, 2009 and 2010, would have had a $2.7 million and $4.6 million impact on revenues for the year ended December 31, 2009 and 2010, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
WASTE CONNECTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Waste Connections, Inc.:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Waste Connections, Inc. and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Sacramento, CA
February 8, 2011

WASTE CONNECTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	December 31,
	2009	2010
ASSETS
Current assets:
Cash and equivalents	$9,639	$9,873
Accounts receivable, net of allowance for doubtful accounts of $4,058 and $5,084 at December 31, 2009 and 2010, respectively	138,972	152,156
Deferred income taxes	17,748	20,130
Prepaid expenses and other current assets	33,495	33,402

Total current assets	199,854	215,561

Property and equipment, net	1,308,392	1,337,476
Goodwill	906,710	927,852
Intangible assets, net	354,303	381,475
Restricted assets	27,377	30,441
Other assets, net	23,812	23,179

	$2,820,448	$2,915,984

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$86,669	$85,252
Book overdraft	12,117	12,396
Accrued liabilities	93,380	99,075
Deferred revenue	50,138	54,157
Current portion of long-term debt and notes payable	2,609	2,657

Total current liabilities	244,913	253,537

Long-term debt and notes payable	867,554	909,978
Other long-term liabilities	45,013	47,637
Deferred income taxes	305,932	334,414

Total liabilities	1,463,412	1,545,566

Commitments and contingencies (Note 10)

Equity:
Preferred stock: $0.01 par value per share; 7,500,000 shares authorized; none issued and outstanding	—	—
Common stock: $0.01 par value per share; 150,000,000 shares authorized; 117,898,624 and 113,950,081 shares issued and outstanding at December 31, 2009 and 2010, respectively	786	1,139
Additional paid-in capital	625,173	509,218
Accumulated other comprehensive loss	(4,892)	(3,095)
Retained earnings	732,738	858,887

Total Waste Connections’ equity	1,353,805	1,366,149
Noncontrolling interests	3,231	4,269

Total equity	1,357,036	1,370,418

	$2,820,448	$2,915,984

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Years Ended December 31,
	2008	2009	2010
Revenues	$1,049,603	$1,191,393	$1,319,757
Operating expenses:
Cost of operations	628,075	692,415	749,487
Selling, general and administrative	111,114	138,026	149,860
Depreciation	91,095	117,796	132,874
Amortization of intangibles	6,334	12,962	14,582
Loss (gain) on disposal of assets	629	(481)	571

Operating income	212,356	230,675	272,383

Interest expense	(43,102)	(49,161)	(40,134)
Interest income	3,297	1,413	590
Loss on extinguishment of debt	—	—	(10,193)
Other income (expense), net	(633)	(7,551)	2,830

Income before income tax provision	171,918	175,376	225,476

Income tax provision	(56,775)	(64,565)	(89,334)

Net income	115,143	110,811	136,142
Less: Net income attributable to noncontrolling interests	(12,240)	(986)	(1,038)

Net income attributable to Waste Connections	$102,903	$109,825	$135,104

Earnings per common share attributable to Waste Connections’ common stockholders:
Basic	$0.98	$0.92	$1.17

Diluted	$0.96	$0.91	$1.16

Shares used in the per share calculations:
Basic	105,037,311	119,119,601	115,646,173

Diluted	107,129,568	120,506,162	116,894,204

Cash dividends per common share	$—	$—	$0.075

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.
CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

		WASTE CONNECTIONS’ EQUITY
					ACCUMULATED
				ADDITIONAL	OTHER COMPRE-
	COMPREHENSIVE	COMMON STOCK		PAID-IN	HENSIVE INCOME	RETAINED	NONCONTROLLING
	INCOME	SHARES	AMOUNT	CAPITAL	(LOSS)	EARNINGS	INTERESTS	TOTAL
Balances at December 31, 2007		100,578,202	$670	$268,010	$(4,290)	$520,010	$30,220	$814,620
Vesting of restricted stock		334,294	2	(2)	—	—	—	—
Shares withheld for payroll taxes for vesting of restricted stock and warrants		(108,123)	(1)	(2,192)	—	—	—	(2,193)
Equity-based compensation		—	—	7,854	—	—	—	7,854
Exercise of stock options and warrants		1,545,891	10	19,079	—	—	—	19,089
Issuance of common stock, net of issuance costs of $17,195		18,975,000	127	393,803	—	—	—	393,930
Excess tax benefit associated with equity-based compensation		—	—	6,441	—	—	—	6,441
Repurchase of common stock		(1,561,906)	(10)	(31,517)	—	—	—	(31,527)
Issuance of common stock warrants to consultants		—	—	79	—	—	—	79
Amounts reclassified into earnings, net of taxes		—	—	—	4,010	—	—	4,010
Changes in fair value of swaps, net of taxes		—	—	—	(23,657)	—	—	(23,657)
Distributions to noncontrolling interests		—	—	—	—	—	(8,232)	(8,232)
Changes in ownership interest in noncontrolling interests		—	—	—	—	—	(33,560)	(33,560)
Net income	$115,143	—	—	—	—	102,903	12,240	115,143
Other comprehensive loss	(31,609)	—	—	—	—	—	—	—
Income tax effect of other comprehensive loss	11,962	—	—	—	—	—	—	—

Comprehensive income	95,496	—	—	—	—	—	—	—
Comprehensive income attributable to noncontrolling interests	(12,240)	—	—	—	—	—	—	—

Comprehensive income attributable to Waste Connections	$83,256	—	—	—	—	—	—	—

Balances at December 31, 2008		119,763,358	$798	$661,555	$(23,937)	$622,913	$668	$1,261,997
Vesting of restricted stock		410,461	3	(3)	—	—	—	—
Shares withheld for payroll taxes for vesting of restricted stock and warrants		(138,733)	(1)	(2,556)	—	—	—	(2,557)
Equity-based compensation		—	—	9,336	—	—	—	9,336
Exercise of stock options and warrants		1,236,780	8	15,389	—	—	—	15,397
Excess tax benefit associated with equity-based compensation		—	—	4,054	—	—	—	4,054
Repurchase of common stock		(3,373,242)	(22)	(62,602)	—	—	—	(62,624)
Amounts reclassified into earnings, net of taxes		—	—	—	14,416	—	—	14,416
Changes in fair value of swaps, net of taxes		—	—	—	4,629	—	—	4,629
Fair value of noncontrolling interest associated with business acquired		—	—	—	—	—	1,577	1,577
Net income	$110,811	—	—	—	—	109,825	986	110,811
Other comprehensive income	30,743	—	—	—	—	—	—	—
Income tax effect of other comprehensive income	(11,698)	—	—	—	—	—	—	—

Comprehensive income	129,856	—	—	—	—	—	—	—
Comprehensive income attributable to noncontrolling interests	(986)	—	—	—	—	—	—	—

Comprehensive income attributable to Waste Connections	$128,870	—	—	—	—	—	—	—

Balances at December 31, 2009		117,898,624	$786	$625,173	$(4,892)	$732,738	$3,231	$1,357,036
Stock split		—	394	—	—	(394)	—	—
Vesting of restricted stock		511,196	5	(5)	—	—	—	—
Shares withheld for payroll taxes for vesting of restricted stock and warrants		(175,776)	(2)	(3,781)	—	—	—	(3,783)
Equity-based compensation		—	—	11,331	—	—	—	11,331
Exercise of stock options and warrants		2,572,195	25	33,049	—	—	—	33,074
Excess tax benefit associated with equity-based compensation		—	—	11,997	—	—	—	11,997
Repurchase of common stock		(6,889,017)	(69)	(166,251)	—	—	—	(166,320)
Cash dividends declared		—	—	—	—	(8,561)	—	(8,561)
Reacquisition of equity component resulting from conversion of 2026 Convertible Senior Notes		—	—	(2,295)	—	—	—	(2,295)
Issuance of shares in connection with conversion of 2026 Convertible Senior Notes		32,859	—	—	—	—	—	—
Amounts reclassified into earnings, net of taxes		—	—	—	8,050	—	—	8,050
Changes in fair value of swaps, net of taxes		—	—	—	(6,253)	—	—	(6,253)
Net income	$136,142	—	—	—	—	135,104	1,038	136,142
Other comprehensive income	2,873	—	—	—	—	—	—	—
Income tax effect of other comprehensive income	(1,076)	—	—	—	—	—	—	—

Comprehensive income	137,939	—	—	—	—	—	—	—
Comprehensive income attributable to noncontrolling interests	(1,038)	—	—	—	—	—	—	—

Comprehensive income attributable to Waste Connections	$136,901	—	—	—	—	—	—	—

Balances at December 31, 2010		113,950,081	$1,139	$509,218	$(3,095)	$858,887	$4,269	$1,370,418

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Years Ended December 31,
	2008	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$115,143	$110,811	$136,142
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on disposal of assets	629	(481)	571
Depreciation	91,095	117,796	132,874
Amortization of intangibles	6,334	12,962	14,582
Deferred income taxes, net of acquisitions	30,277	38,224	26,431
Loss on redemption of 2026 Convertible Senior Notes, net of make-whole payment	—	—	2,255
Amortization of debt issuance costs	1,840	1,942	1,574
Amortization of debt discount	4,404	4,684	1,245
Equity-based compensation	7,854	9,336	11,331
Interest income on restricted assets	(543)	(488)	(511)
Closure and post-closure accretion	1,400	2,055	1,766
Excess tax benefit associated with equity-based compensation	(6,441)	(4,054)	(11,997)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	18,768	(4,328)	(9,321)
Prepaid expenses and other current assets	335	(8,032)	3,304
Accounts payable	(54)	13,218	(853)
Deferred revenue	(829)	(309)	3,244
Accrued liabilities	6,426	6,513	15,303
Other long-term liabilities	(6,229)	3,788	456

Net cash provided by operating activities	270,409	303,637	328,396

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(355,150)	(420,011)	(81,010)
Capital expenditures for property and equipment	(113,496)	(128,251)	(134,829)
Proceeds from disposal of assets	2,560	5,061	6,659
Increase in restricted assets, net of interest income	(2,653)	(3,880)	(2,552)
Decrease (increase) in other assets	1,092	(1,146)	(2,492)

Net cash used in investing activities	(467,647)	(548,227)	(214,224)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	302,000	426,500	483,253
Principal payments on notes payable and long-term debt	(223,854)	(401,970)	(467,660)
Change in book overdraft	(4,520)	7,802	279
Proceeds from option and warrant exercises	19,089	15,397	33,074
Excess tax benefit associated with equity-based compensation	6,441	4,054	11,997
Distributions to noncontrolling interests	(8,232)	—	—
Payments for repurchase of common stock	(31,527)	(62,624)	(166,320)
Payments for cash dividends	—	—	(8,561)
Proceeds from secondary stock offering, net	393,930	—	—
Debt issuance costs	(1,123)	(194)	—

Net cash provided by (used in) financing activities	452,204	(11,035)	(113,938)

Net increase (decrease) in cash and equivalents	254,966	(255,625)	234
Cash and equivalents at beginning of year	10,298	265,264	9,639

Cash and equivalents at end of year	$265,264	$9,639	$9,873

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH TRANSACTIONS:

	Years Ended December 31,
	2008	2009	2010
Cash paid for income taxes	$24,635	$26,848	$50,111

Cash paid for interest	$32,626	$41,662	$39,913

In connection with its acquisitions, the Company assumed liabilities as follows:
Fair value of assets acquired	$359,114	$461,120	$107,144
Cash paid and warrants issued for current year acquisitions	(320,620)	(416,853)	(81,010)

Liabilities assumed and notes payable issued to sellers of businesses acquired	$38,494	$44,267	$26,134

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
1. ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Business
Waste Connections, Inc. (“WCI” or the “Company”) was incorporated in Delaware on September 9, 1997, and commenced its operations on October 1, 1997, through the purchase of certain solid waste operations in the state of Washington. The Company is an integrated, non-hazardous solid waste services company that provides collection, transfer, disposal and recycling services to commercial, industrial and residential customers. The Company also provides intermodal services for the movement of containers in the Pacific Northwest.
Basis of Presentation
These consolidated financial statements include the accounts of WCI and its wholly-owned and majority-owned subsidiaries. The consolidated entity is referred to herein as the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.
Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less at purchase to be cash equivalents. The Company did not have any cash equivalents at December 31, 2009 or 2010.
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
•
Landfill development costs. Landfill development costs include the costs of acquisition, construction associated with excavation, liners, site berms, groundwater monitoring wells, gas recovery systems and leachate collection systems. The Company estimates the total costs associated with developing each landfill site to its final capacity. This includes certain projected landfill site costs that are uncertain because they are dependent on future events and thus actual costs could vary significantly from estimates. The total cost to develop a site to its final capacity includes amounts previously expended and capitalized, net of accumulated depletion, and projections of future purchase and development costs, liner construction costs, operating construction costs and capitalized interest costs. Total landfill costs include the development costs associated with expansion airspace. Expansion airspace is addressed below.

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

The net present value of landfill final capping, closure and post-closure liabilities are calculated by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure and discounting the inflated total to its present value using a credit-adjusted risk-free rate. Any changes in expectations that result in an upward revision to the estimated undiscounted cash flows are treated as a new liability and are inflated and discounted at rates reflecting current market conditions. Any changes in expectations that result in a downward revision (or no revision) to the estimated undiscounted cash flows result in a liability that is inflated and discounted at rates reflecting the market conditions at the time the cash flows were originally estimated. This policy results in the Company’s capping, closure and post-closure liabilities being recorded in “layers.” At January 1, 2010, the Company decreased its discount rate assumption for purposes of computing 2010 “layers” for final capping, closure and post-closure obligations from 9.25% to 6.5%, in order to more accurately reflect the Company’s long-term cost of borrowing as of the end of 2009. The Company’s inflation rate assumption was 2.5% for the years ending December 31, 2009 and 2010. At December 31, 2009 and 2010, accruals for landfill final capping, closure and post-closure costs (including costs assumed through acquisitions) were $32,235 and $28,537, respectively.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
In accordance with the accounting guidance on asset retirement obligations, the final capping, closure and post-closure liability is recorded as an addition to site costs and amortized to depletion expense on a units-of-consumption basis as remaining landfill airspace is consumed. The impact of changes determined to be changes in estimates, based on an annual update, is accounted for on a prospective basis. Depletion expense resulting from final capping, closure and post-closure obligations recorded as a component of landfill site costs will generally be less during the early portion of a landfill’s operating life and increase thereafter. The final capping, closure and post-closure liabilities reflect owned landfills and landfills operated under life-of-site agreements with estimated remaining lives, based on remaining permitted capacity, probable expansion capacity and projected annual disposal volumes, that range from approximately 1 to 198 years, with an average remaining life of approximately 50 years. The costs for final capping, closure and post-closure obligations at landfills the Company owns or operates under life-of-site agreements are generally estimated based on interpretations of current requirements and proposed or anticipated regulatory changes.
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
The following is a reconciliation of the Company’s final capping, closure and post-closure liability balance from December 31, 2008 to December 31, 2010:

Final capping, closure and post-closure liability at December 31, 2008	$22,002
Adjustments to final capping, closure and post-closure liabilities	(1,285)
Liabilities incurred	1,944
Accretion expense	2,055
Closure payments	(969)
Assumption of closure liabilities from acquisitions	8,488

Final capping, closure and post-closure liability at December 31, 2009	32,235
Adjustments to final capping, closure and post-closure liabilities	(6,990)
Liabilities incurred	2,513
Accretion expense	1,766
Closure payments	(1,133)
Assumption of closure liabilities from acquisitions	146

Final capping, closure and post-closure liability at December 31, 2010	$28,537

The adjustments to final capping, closure and post-closure liabilities for the year ended December 31, 2009, primarily consisted of revisions in cost estimates and decreases in estimates of annual tonnage consumption across the majority of the Company’s landfills, as well as an increase in estimated airspace at one of the Company’s landfills at which an expansion is being pursued. The adjustments to final capping, closure and post-closure liabilities for the year ended December 31, 2010, primarily consisted of revisions in capping, closure and post-closure cost estimates related to a landfill acquired from Republic Services, Inc., as well as decreases in estimates of annual tonnage consumption. The Company performs its annual review of its cost and capacity estimates in the first quarter of each year.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
At December 31, 2010, $28,104 of the Company’s restricted assets balance was for purposes of securing its performance of future final capping, closure and post-closure obligations.
•
Disposal capacity. The Company’s internal and third-party engineers perform surveys at least annually to estimate the disposal capacity at its landfills. This is done by using surveys and other methods to calculate, based on the terms of the permit, height restrictions and other factors, how much airspace is left to fill and how much waste can be disposed of at a landfill before it has reached its final capacity. The Company’s landfill depletion rates are based on the remaining disposal capacity, considering both permitted and probable expansion airspace, at the landfills it owns, and certain landfills it operates, but does not own, under life-of-site agreements. The Company’s landfill depletion rates are based on the term of the operating agreement at its operated landfills that have capitalized expenditures. Expansion airspace consists of additional disposal capacity being pursued through means of an expansion that is not actually permitted. Expansion airspace that meets certain criteria is included in the estimate of total landfill airspace. The Company’s criteria to determine when expansion airspace may be included as disposal capacity is as follows:

1)
whether the land where the expansion is being sought is contiguous to the current disposal site, and the Company either owns the expansion property or has rights to it under an option, purchase, operating or other similar agreement;

2)	whether total development costs, final capping costs, and closure/post-closure costs have been determined;
3)	whether internal personnel have performed a financial analysis of the proposed expansion site and have determined that it has a positive financial and operational impact;
4)	whether internal personnel or external consultants are actively working to obtain the necessary approvals to obtain the landfill expansion permit; and
5)
whether the Company considers it probable that the Company will achieve the expansion (for a pursued expansion to be considered probable, there must be no significant known technical, legal, community, business, or political restrictions or similar issues existing that the Company believes are more likely than not to impair the success of the expansion).

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
Business Combination Accounting
Beginning with the adoption of the business combination accounting guidance as of January 1, 2009, the Company accounts for business combinations as follows:
•
The Company recognizes, separately from goodwill, the identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values. The Company measures and recognizes goodwill as of the acquisition date as the excess of: (a) the aggregate of the fair value of consideration transferred, the fair value of any noncontrolling interest in the acquiree (if any) and the acquisition date fair value of the Company’s previously held equity interest in the acquiree (if any), over (b) the fair value of net assets acquired and liabilities assumed.

•
At the acquisition date, the Company measures at their acquisition date fair values all assets acquired and liabilities assumed that arise from contractual contingencies. The Company measures at their acquisition date fair values all noncontractual contingencies if, as of the acquisition date, it is more likely than not that the contingency will give rise to an asset or liability.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Finite-Lived Intangible Assets
The amounts assigned to the franchise agreements, contracts, and non-competition agreements are being amortized on a straight-line basis over the expected term of the related agreements (ranging from 1 to 56 years).
Goodwill and Indefinite-Lived Intangible Assets
The Company acquired indefinite-lived intangible assets in connection with certain of its acquisitions. The amounts assigned to indefinite-lived intangible assets consist of the value of certain perpetual rights to provide solid waste collection and transportation services in specified territories. The Company measures and recognizes acquired indefinite-lived intangible assets at their estimated acquisition date fair values. Indefinite-lived intangible assets are not amortized. Goodwill represents the excess of: (a) the aggregate of the fair value of consideration transferred, the fair value of any noncontrolling interest in the acquiree (if any) and the acquisition date fair value of the Company’s previously held equity interest in the acquiree (if any), over (b) the fair value of assets acquired and liabilities assumed. Goodwill and intangible assets, deemed to have indefinite lives, are subject to annual impairment tests as described below.
Goodwill and indefinite-lived intangibles are tested for impairment on at least an annual basis in the fourth quarter of the year. In the first step of testing for goodwill impairment, the Company estimates the fair value of each reporting unit, which it has determined to be its geographic operating segments, and compares the fair value with the carrying value of the net assets assigned to each unit. If the fair value of a reporting unit is greater than the carrying value of the net assets assigned to the reporting unit, then no impairment results. If the fair value is less than the carrying value, then the Company would perform a second step and determine the fair value of the goodwill. In this second step, the fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the purchase price were being initially allocated. If the fair value of the goodwill is less than its carrying value for a reporting unit, an impairment charge would be recorded to earnings in the Company’s Consolidated Statement of Income. In testing indefinite-lived intangibles for impairment, the Company compares the estimated fair value of each indefinite-lived intangible to its carrying value. If the fair value of the indefinite-lived intangible is less than its carrying value, an impairment charge would be recorded to earnings in the Company’s Consolidated Statement of Income.
To determine the fair value of each of the Company’s reporting units as a whole and each indefinite-lived intangible asset, the Company uses discounted cash flow analyses, which require significant assumptions and estimates about the future operations of each reporting unit and the future discrete cash flows related to each indefinite-lived intangible asset. Significant judgments inherent in these analyses include the determination of appropriate discount rates, the amount and timing of expected future cash flows and growth rates. The cash flows employed in the Company’s 2010 discounted cash flow analyses were based on ten-year financial forecasts, which in turn were based on the 2011 annual budget developed internally by management. These forecasts reflect operating profit margins that were consistent with 2010 results and perpetual revenue growth rates of 4.5%. The Company’s discount rate assumptions are based on an assessment of the Company’s weighted average cost of capital. In assessing the reasonableness of the Company’s determined fair values of its reporting units, the Company evaluates its results against its current market capitalization.
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
As a result of performing the tests for potential impairment, the Company determined that no impairment existed as of December 31, 2009 or 2010, and, therefore, there were no write-downs to any of its goodwill or indefinite-lived intangible assets.
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
•
A regulator or court may deny or overturn a landfill development or landfill expansion permit application before the development or expansion permit is ultimately granted. See Note 10 for discussion of the Chaparral, New Mexico Landfill Permit Litigation, the Harper County, Kansas Landfill Permit Litigation and the Solano County, California Measure E/Landfill Expansion Litigation.

•	Management may periodically divert waste from one landfill to another to conserve remaining permitted landfill airspace.
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
Fair Value of Financial Instruments
The Company’s financial instruments consist primarily of cash, trade receivables, restricted assets, trade payables, debt instruments, interest rate swaps and fuel hedges. As of December 31, 2009 and 2010, the carrying values of cash, trade receivables, restricted assets, and trade payables are considered to be representative of their respective fair values. The carrying values of the Company’s debt instruments, excluding the 3.75% Convertible Senior Notes due 2026 (the “2026 Notes”), the 6.22% Senior Notes due 2015 (the “2015 Notes”) and the 5.25% Senior Notes due 2019 (the “2019 Notes”), approximate their fair values as of December 31, 2009 and 2010, based on current borrowing rates for similar types of borrowing arrangements. The 2026 Notes had a carrying value of $193,754 and a fair value of approximately $218,234 at December 31, 2009, based on the publicly quoted trading price of these notes. The Company redeemed the $200,000 aggregate principle amount of the 2026 Notes on April 1, 2010. The 2015 Notes had a carrying value of $175,000 and a fair value of approximately $188,895 and $198,300 at December 31, 2009 and 2010, respectively, based on quotes of bonds with similar ratings in similar industries. The 2019 Notes had a carrying value of $175,000 and a fair value of approximately $170,538 and $191,316 at December 31, 2009 and 2010, respectively, based on quotes of bonds with similar ratings in similar industries. For details on the fair value of the Company’s interest rate swaps and fuel hedges, refer to Note 9.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Derivative Financial Instruments
The Company recognizes all derivatives on the balance sheet at fair value. All of the Company’s derivatives have been designated as cash flow hedges; therefore, the effective portion of the changes in the fair value of derivatives will be recognized in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of the changes in the fair value of derivatives will be immediately recognized in earnings. The Company classifies cash inflows and outflows from derivatives within operating activities on the statement of cash flows.
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
At December 31, 2010, the Company’s derivative instruments included five interest rate swap agreements as follows:

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
On October 26, 2009, the Company terminated two of its interest rate swap agreements in conjunction with issuing the 2019 Notes. The Company terminated an interest rate swap in the amount of $75,000 that would have expired in March 2011 and an interest rate swap in the amount of $100,000 that would have expired in June 2011. As a result of terminating these interest rate swaps, the Company made a cash payment of $9,250 to the counterparty of the swap agreements. Further, because the Company used the proceeds of the 2019 Notes to reduce the borrowings under its senior uncollateralized revolving credit facility, it is no longer probable that the forecasted transactions that were being hedged by these interest rate swap agreements will occur. Therefore, the Company recorded a charge of $9,250 to other expense in 2009.
Another of the Company’s objectives for utilizing derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in the price of diesel fuel. The Company’s strategy to achieve that objective involves entering into fuel hedges that are specifically designated to certain forecasted diesel fuel purchases and accounted for as cash flow hedges.
At December 31, 2010, the Company’s derivative instruments included two fuel hedge agreements as follows:

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

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
The fair values of derivative instruments designated as cash flow hedges as of December 31, 2010, are as follows:

Derivatives Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps			Accrued liabilities(a)	$(4,988)
			Other long-term liabilities	(4,734)
Fuel hedges	Prepaid expenses and other current assets(b)	$2,469
	Other assets, net	2,261

Total derivatives designated as cash flow hedges		$4,730		$(9,722)

(a)
Represents the estimated amount of the existing unrealized losses on interest rate swaps as of December 31, 2010 (based on the interest rate yield curve at that date), included in accumulated other comprehensive loss expected to be reclassified into pre-tax earnings within the next 12 months. The actual amounts reclassified into earnings are dependent on future movements in interest rates.

(b)
Represents the estimated amount of the existing unrealized gains on fuel hedges as of December 31, 2010 (based on the forward DOE diesel fuel index curve at that date), included in accumulated other comprehensive loss expected to be reclassified into pre-tax earnings within the next 12 months. The actual amounts reclassified into earnings are dependent on future movements in diesel fuel prices.

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

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
The following table summarizes the impact of the Company’s cash flow hedges on the results of operations, comprehensive income and accumulated other comprehensive loss (“AOCL”) as of and for the years ended December 31, 2009 and 2010:

	Amount of Gain or (Loss)
	Recognized in AOCL on			Amount of (Gain) or Loss
Derivatives	Derivatives,		Statement of	Reclassified from AOCL into
Designated as Cash	Net of Tax (Effective		Income	Earnings, Net of Tax
Flow Hedges	Portion)(a)		Classification	(Effective Portion) (b), (c)
	Years Ended December 31,			Years Ended December 31,
	2009	2010		2009	2010
Interest rate swaps	$3,283	$(6,812)	Interest expense	$9,124	$5,612
Fuel hedges	1,346	559	Cost of operations	5,292	2,438

Total	$4,629	$(6,253)		$14,416	$8,050

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

(b)
Amounts reclassified from AOCL into earnings related to realized gains and losses on interest rate swaps are recognized when interest payments or receipts occur related to the swap contracts, which correspond to when interest payments are made on the Company’s hedged debt. Amounts exclude the charge of $9,250 related to the termination of two interest rate swap agreements in October 2009.

(c)
Amounts reclassified from AOCL into earnings related to realized gains and losses on fuel hedges are recognized when settlement payments or receipts occur related to the hedge contracts, which correspond to when the underlying fuel is consumed.

The Company measures and records ineffectiveness on the fuel hedges in Cost of operations in the Consolidated Statements of Income on a monthly basis based on the difference between the DOE index price and the actual price of diesel fuel purchased, multiplied by the notional number of gallons on the contracts. There was no significant ineffectiveness recognized on the fuel hedges during the years ended December 31, 2009 and 2010.
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
Stock-Based Compensation
The fair value of restricted stock and restricted stock units for the years ended December 31, 2008, 2009 and 2010, was determined based on the number of shares granted and the closing price of the Company’s common stock.
All share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized on a straight-line basis as expense over the employee’s requisite service period. The Company calculates potential income tax windfalls and shortfalls under the treasury stock method by including the impact of pro forma deferred tax assets in the calculation of diluted earnings per common share. Under the stock-based compensation guidance, the Company elected to use the short-cut method to calculate the historical pool of windfall tax benefits. The Company elected to use the tax law ordering approach for purposes of determining whether an excess of tax benefit has been realized.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Stock-based compensation expense recognized during the years ended December 31, 2008, 2009 and 2010, was approximately $7,854 ($4,937 net of taxes), $9,314 ($5,860 net of taxes) and $10,980 ($6,816 net of taxes), respectively, and consisted of stock option, restricted stock unit and restricted stock expense. The Company records stock-based compensation expense in Selling, general and administrative expenses in the Consolidated Statements of Income. The total unrecognized compensation cost at December 31, 2010, related to unvested restricted stock unit awards was $19,242 and that future expense will be recognized over the remaining vesting period of the restricted stock unit awards, which extends to 2014. The weighted average remaining vesting period of those awards is 1.2 years.
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
Advertising Costs
Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2008, 2009 and 2010, was $2,596, $3,408 and $4,171, respectively, which is included in Selling, general and administrative expense in the Consolidated Statements of Income.
Insurance Liabilities
As a result of its high deductible insurance policies, the Company is effectively self-insured for automobile liability, property, general liability, workers’ compensation, employer’s liability and employee group health claims. The Company’s insurance accruals are based on claims filed and estimates of claims incurred but not reported and are developed by the Company’s management with assistance from its third-party actuary and its third-party claims administrator. The insurance accruals are influenced by the Company’s past claims experience factors, which have a limited history, and by published industry development factors. At December 31, 2009 and 2010, the Company’s total accrual for self-insured liabilities was $35,834 and $37,623, respectively, which is included in Accrued liabilities in the Consolidated Balance Sheets.
New Accounting Pronouncements
Fair Value Measurements and Disclosures. In January 2010, the Financial Accounting Standards Board (“FASB”) issued additional guidance on fair value disclosures. The new guidance clarifies two existing disclosure requirements and requires two new disclosures as follows: (1) a “gross” presentation of activities (purchases, sales, and settlements) within the Level 3 rollforward reconciliation, which will replace the “net” presentation format (previously, companies could elect the gross or net presentation); and (2) detailed disclosures about the transfers in and out of Level 1 and 2 measurements. This guidance is effective for the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward information, which is required for annual reporting periods beginning after December 15, 2010, and for interim reporting periods within those years. Early application is permitted. The Company adopted the fair value disclosures guidance on January 1, 2010. The Company elected the gross presentation of activities within the Level 3 rollforward reconciliation when it adopted the original fair value disclosure guidance so no change is required under this new guidance (see Note 9).
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

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
3. ACQUISITIONS
Effective January 1, 2009, the Company adopted the pronouncement on business combinations for all business combinations for which the acquisition date is on or after January 1, 2009. Assets and liabilities that arose from business combinations whose acquisition date preceded the application of the new pronouncement were not adjusted upon application of the new standard.
For all acquisitions completed prior to the Company’s adoption of the business combination pronouncement, the acquisition purchase prices were allocated to the identified assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition, with any residual amounts allocated to goodwill. Purchase price allocations were considered preliminary until the Company was no longer waiting for information that it arranged to obtain and that was known to be available or obtainable. Although the time required to obtain the necessary information varied with circumstances specific to an individual acquisition, the “allocation period” for finalizing purchase price allocations did not exceed one year from the consummation of a business combination. Any adjustments made during the allocation period were recorded prospectively in the consolidated financial statements. The Company recognized third-party acquisition-related costs as part of the cost of the acquisition.
For all acquisitions completed under the business combinations pronouncement, as of the respective acquisition dates, the Company recognizes, separately from goodwill, the identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values. The Company measures and recognizes goodwill as of the acquisition date as the excess of: (a) the aggregate of the fair value of consideration transferred, the fair value of any noncontrolling interest in the acquiree (if any) and the acquisition date fair value of the Company’s previously held equity interest in the acquiree (if any), over (b) the fair value of assets acquired and liabilities assumed. If information about facts and circumstances existing as of the acquisition date is incomplete by the end of the reporting period in which a business combination occurs, the Company will report provisional amounts for the items for which the accounting is incomplete. The measurement period ends once the Company receives the information it was seeking; however, this period will not exceed one year from the acquisition date. Any material adjustments recognized during the measurement period will be reflected retrospectively in the consolidated financial statements of the subsequent period. The Company recognizes acquisition-related costs as expense.
During the year ended December 31, 2008, the Company acquired 15 non-hazardous solid waste collection, transfer, disposal and recycling businesses. In addition, during 2008, the Company acquired the remaining 49% interest in Pierce County Recycling, Composting and Disposal, LLC and Pierce County Landfill Management, Inc. (“PCRCD”). Prior to the acquisition, the Company was consolidating PCRCD as a majority-owned subsidiary with a related noncontrolling interest obligation and noncontrolling interest expense.
During the second quarter of 2009, the Company completed the acquisition of 100% interests in certain operations from Republic Services, Inc. and some of its subsidiaries and affiliates (“Republic”). The operations were divested as a result of Republic’s merger with Allied Waste Industries, Inc. The operations acquired include seven municipal solid waste landfills, six collection operations and three transfer stations across eight markets: Southern California; Northern California; Denver, CO; Houston, TX; Greenville/Spartanburg, SC; Charlotte, NC; Lubbock, TX; and Flint, MI. The Company paid $377,129 in existing cash for the purchased operations plus amounts paid for the purchase of accounts receivable and other prepaid assets. Total revenues for the year ended December 31, 2009, generated from the Republic operations and included within consolidated revenues were $102,925. Total pre-tax earnings for the year ended December 31, 2009, generated from the Republic operations and included within consolidated income before income tax provision were $4,822. Pursuant to the asset purchase agreement, the Company was required to remit additional consideration to Republic if certain acquired operations exceeded earnings targets specified in the agreement; alternatively, if these earnings targets were not met, Republic was required to refund consideration to the Company. The earnings targets were not met and the contingency was settled by Republic in 2010 for an immaterial amount.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
During the year ended December 31, 2009, the Company also completed the acquisition of a 100% interest in Sanipac, Inc. (“Sanipac”), a provider of collection services in Oregon, in exchange for total consideration of $45,082. As part of this acquisition, the Company acquired a 75% interest in EcoSort, LLC, a provider of recycling services, resulting in a 25% noncontrolling interest that was recognized at fair value on the purchase date. Pursuant to the stock purchase agreement, the Company is required to remit up to $4,500 of additional consideration to the former shareholders of Sanipac if the acquired operations exceed earnings targets specified in the stock purchase agreement over a three-year period ending July 31, 2012. The Company computed the fair value of the contingent consideration using a probability-weighted discounted cash flow methodology, which resulted in an obligation recognized at the purchase date totaling $4,274. Any changes in the fair value of the contingent consideration subsequent to the acquisition date will be charged or credited to expense until the contingency is settled.
In addition to the acquisitions from Republic and the acquisition of Sanipac, the Company acquired five non-hazardous solid waste collection and recycling businesses during the year ended December 31, 2009. During the year ended December 31, 2010, the Company acquired 18 non-hazardous solid waste collection, disposal and recycling businesses and one exploration and production waste treatment and disposal business. The results of operations of the acquired businesses have been included in the Company’s consolidated financial statements from their respective acquisition dates. The acquisitions completed during the years ended December 31, 2008, 2009 and 2010, were not material to the Company’s results of operations, either individually or in the aggregate. As a result, pro forma financial information has not been provided. The Company expects these acquired businesses to contribute towards the achievement of the Company’s strategy to expand through acquisitions.
The following table summarizes the consideration transferred to acquire these businesses and the amounts of identified assets acquired, liabilities assumed and noncontrolling interests associated with businesses acquired at the acquisition date for acquisitions consummated in the years ended December 31, 2008, 2009 and 2010:

	2008	2009	2010
	Acquisitions	Acquisitions	Acquisitions
Fair value of consideration transferred:
Cash	$320,541	$416,853	$81,010
Debt assumed	22,688	16,423	20,633
Notes issued to sellers	1,788	—	—
Contingent consideration	—	4,274	—
Common stock warrants	79	—	—

	345,096	437,550	101,643

Recognized amounts of identifiable assets acquired, liabilities assumed and noncontrolling interests associated with businesses acquired:
Accounts receivable	13,781	16,187	3,864
Other current assets	1,527	2,319	742
Property and equipment	98,448	308,454	37,881
Long-term franchise agreements and contracts	117,416	9,325	4,208
Indefinite-lived intangibles	92,312	—	32,759
Customer lists	9,044	33,730	5,373
Other intangibles	—	19,132	—
Non-competition agreements	48	—	—
Other long-term assets	514	667	—
Deferred revenue	(2,449)	(4,754)	(775)
Accounts payable	(6,692)	(1,264)	(248)
Accrued liabilities	(3,526)	(2,436)	(4,332)
Noncontrolling interests	—	(1,577)	—
Other long-term liabilities	(700)	(8,489)	(146)
Deferred income taxes	(651)	(5,050)	—

Total identifiable net assets	319,072	366,244	79,326

Goodwill	$26,024	$71,306	$22,317

Goodwill acquired in 2008 totaling $22,586 and long-term franchise agreements, contracts, indefinite-lived intangibles, customer lists and non-competition agreements acquired in 2008 totaling $217,933 are expected to be deductible for tax purposes. Goodwill acquired in 2009 totaling $40,535 and long-term franchise agreements, contracts, customer lists and other intangibles acquired in 2009 totaling $54,923 are expected to be deductible for tax purposes. Goodwill acquired in 2010 totaling $21,948 and long-term franchise agreements, contracts, indefinite-lived intangibles and customer lists acquired in 2010 totaling $42,340 are expected to be deductible for tax purposes. The goodwill is attributable to the synergies and ancillary growth opportunities expected to arise after the Company’s acquisition of these businesses.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
The fair value of acquired working capital related to eight acquisitions completed during the year ended December 31, 2010, is provisional pending receipt of information from the acquiree to support the fair value of the assets acquired and liabilities assumed. Any adjustments recorded relating to finalizing the working capital for these eight acquisitions are not expected to be material to the Company’s financial position.
The gross amount of trade receivables due under contracts acquired during the year ended December 31, 2009, is $17,190, of which $1,003 is expected to be uncollectible. The gross amount of trade receivables due under contracts acquired during the year ended December 31, 2010, is $4,317, of which $453 is expected to be uncollectible. The Company did not acquire any other class of receivable as a result of the acquisition of these businesses.
A reconciliation of the Fair value of cash consideration transferred, as disclosed in the table above, to Payments for acquisitions, net of cash acquired, as reported in the Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2009 and 2010, is as follows:

	2008	2009	2010
	Acquisitions	Acquisitions	Acquisitions
Cash consideration transferred	$320,541	$416,853	$81,010
Elimination of noncontrolling interests	33,560	—	—
Payment of contingent consideration	—	2,000	—
Payment of acquisition-related liabilities	1,049	1,158	—

Payments for acquisitions, net of cash acquired	$355,150	$420,011	$81,010

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
During the years ended December 31, 2009 and 2010, the Company incurred $3,987 and $2,081, respectively, of acquisition-related costs. These expenses are included in Selling, general and administrative expenses in the Company’s Consolidated Statements of Income.
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

The weighted-average amortization periods of long-term franchise agreements and contracts, customer lists and other intangibles acquired during the year ended December 31, 2009, were 33.0 years, 9.7 years and 38.1 years, respectively.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Intangible assets, exclusive of goodwill, consisted of the following at December 31, 2010:

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Amortizable intangible assets:
Long-term franchise agreements and contracts	$190,489	$(25,255)	$165,234
Customer lists	62,885	(17,867)	45,018
Non-competition agreements	9,414	(5,982)	3,432
Other	21,236	(2,364)	18,872

	284,024	(51,468)	232,556
Nonamortized intangible assets:
Indefinite-lived intangible assets	148,919	—	148,919

Intangible assets, exclusive of goodwill	$432,943	$(51,468)	$381,475

The weighted-average amortization period of long-term franchise agreements and contracts acquired during the year ended December 31, 2010 was 9.1 years. The weighted-average amortization period of customer lists acquired during the year ended December 31, 2010 was 6.4 years.
The amounts assigned to indefinite-lived intangible assets consist of the value of certain perpetual rights to provide solid waste collection and transportation services in specified territories and to operate an exploration and production waste treatment and disposal facility.
Estimated future amortization expense for the next five years relating to amortizable intangible assets is as follows:

For the year ending December 31, 2011	$15,651
For the year ending December 31, 2012	$15,178
For the year ending December 31, 2013	$13,676
For the year ending December 31, 2014	$13,081
For the year ending December 31, 2015	$12,420
5. PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

	Year Ended December 31,
	2009	2010
Landfill site costs	$923,670	$967,950
Rolling stock	406,010	441,476
Land, buildings and improvements	197,214	219,453
Containers	175,542	189,802
Machinery and equipment	180,801	192,565
Construction in progress	5,831	16,245

	1,889,068	2,027,491
Less accumulated depreciation and depletion	(580,676)	(690,015)

	$1,308,392	$1,337,476

The Company’s landfill depletion expense, recorded in Depreciation in the Consolidated Statements of Income, for the years ended December 31, 2008, 2009 and 2010, was $23,422, $33,627 and $40,884, respectively.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
6. OTHER ASSETS, NET
Other assets, net, consist of the following:

	Year Ended December 31,
	2009	2010
Deferred financing costs	$5,096	$2,566
Investment in unconsolidated entity	5,300	5,300
Landfill closure receivable	4,619	4,749
Deposits	1,597	1,659
Unrealized interest rate and fuel hedge gains	2,849	2,261
Other	4,351	6,644

	$23,812	$23,179

7. ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	Year Ended December 31,
	2009	2010
Insurance claims	$35,834	$37,623
Payroll and payroll-related	23,692	28,910
Interest payable	7,806	5,569
Acquisition-related	4,913	8,558
Unrealized interest rate and fuel hedge losses	10,714	4,988
Other	10,421	13,427

	$93,380	$99,075

8. LONG-TERM DEBT
Long-term debt consists of the following:

	Year Ended December 31,
	2009	2010
Revolver under Credit Facility	$269,000	$511,000
2026 Notes, net of discount of $6,246 as of December 31, 2009	193,754	—
2015 Notes	175,000	175,000
2019 Notes	175,000	175,000
Tax-exempt bonds	50,615	39,420
Notes payable to sellers in connection with acquisitions, uncollateralized, bearing interest at 2.50% to 10.35%, principal and interest payments due periodically with due dates ranging from 2012 to 2036	4,872	9,159
Notes payable to third parties, collateralized by substantially all assets of certain subsidiaries of the Company, bearing interest at 6.7% to 10.9%, principal and interest payments due periodically with due dates ranging from 2012 to 2019	1,922	3,056

	870,163	912,635
Less — current portion	(2,609)	(2,657)

	$867,554	$909,978

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Credit Facility
The Company has a senior revolving credit facility with a syndicate of banks for which Bank of America, N.A. acts as agent. The maximum borrowings available under the Company’s credit facility was $845,000 as of December 31, 2009 and 2010. There is no maximum amount of standby letters of credit that can be issued; however, the issuance of standby letters of credit reduces the amount of total borrowings available. As of December 31, 2009, $269,000 was outstanding under the credit facility, exclusive of outstanding standby letters of credit of $87,116. As of December 31, 2010, $511,000 was outstanding under the credit facility, exclusive of outstanding standby letters of credit of $82,939. The credit facility matures in September 2012.
The borrowings under the credit facility bear interest, at the Company’s option, at either the base rate plus the applicable base rate margin (approximately 3.25% at each of December 31, 2009 and 2010) on base rate loans, or the Eurodollar rate plus the applicable Eurodollar margin (approximately 0.86% and 0.89% at December 31, 2009 and 2010, respectively) on Eurodollar loans. The applicable margins under the credit facility vary depending on the Company’s leverage ratio, as defined in the credit agreement. As of December 31, 2009 and 2010, the margins were 0.625% for Eurodollar loans and 0.00% for base rate loans.
The credit facility requires the Company to pay an annual commitment fee on the unused portion of the facility. The commitment fee was 0.15% as of December 31, 2009 and 2010.
The borrowings under the credit facility are not collateralized. The credit facility contains representations and warranties and places certain business, financial and operating restrictions on the Company relating to, among other things, indebtedness, liens and other encumbrances, investments, mergers and acquisitions, asset sales, sale and leaseback transactions, and dividends, distributions and redemptions of capital stock. The credit facility requires that the Company maintain specified financial ratios. As of December 31, 2009 and 2010, the Company was in compliance with all applicable covenants in the credit facility.
Convertible Senior Notes due 2026
On March 20, 2006, the Company completed its offering of $200,000 aggregate principal amount of its 3.75% Convertible Senior Notes due 2026 in an offering pursuant to Rule 144A of the Securities Act of 1933, as amended. The terms and conditions of the 2026 Notes are set forth in the Indenture, dated as of March 20, 2006, between the Company and U.S. Bank National Association, as trustee. The 2026 Notes were convertible into cash and, if applicable, shares of common stock based on an initial conversion rate of 44.1177 shares of common stock per $1 principal amount of 2026 Notes (which was equal to an initial conversion price of approximately $22.67 per share), subject to adjustment, and only under certain circumstances. Upon surrender of the 2026 Notes for conversion, the Company was required to deliver cash equal to the lesser of the aggregate principal amount of notes to be converted and its total conversion obligation.
On April 1, 2010, the Company redeemed the $200,000 aggregate principal amount of its 2026 Notes. Holders of the notes chose to convert a total of $22,700 principal amount of the notes. In addition to paying the principal amount of these notes with proceeds from its credit facility, the Company issued 32,859 shares of its common stock in connection with the conversion and redemption. The Company redeemed the balance of $177,300 principal amount of the notes with proceeds from its credit facility. All holders of the notes that were redeemed also received accrued interest of $0.01875 per $1 principal amount of the notes and an interest make-whole payment of $0.037396 per $1 principal amount of the notes. As a result of the redemption, the Company recognized $9,734 of pre-tax expense ($6,035 net of taxes) in April 2010, which was included in Loss on extinguishment of debt in the Consolidated Statements of Income.
Effective January 1, 2009, the Company adopted the pronouncement on convertible debt which affected the Company’s accounting and disclosure for its 2026 Notes. Consistent with the transition guidance in this convertible debt pronouncement, the Company’s adoption of this pronouncement was treated as a change in accounting principle that has been applied retrospectively to all periods presented.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Upon adoption of the convertible debt pronouncement, the Company first determined the carrying amount of the liability component of the 2026 Notes at their issuance date by measuring the fair value of a similar liability excluding the embedded conversion option. At the date of issuance of the 2026 Notes, the Company’s borrowing rate for similar debt instruments with no conversion rights was estimated at 6.5% per annum. This borrowing rate was estimated to be representative of non-convertible debt with a maturity date of five years, which was considered appropriate given the April 1, 2011 put feature of the 2026 Notes. Using a present value formula that incorporated a 6.5% annual discount rate over a five-year period with semi-annual interest coupon payment dates, the Company estimated the fair value of the hypothetical non-convertible debt to be $177,232. The Company then determined the carrying amount of the equity component of the 2026 Notes, represented by the embedded conversion option, by deducting the fair value of the liability component from the initial proceeds ascribed to the convertible debt instrument as a whole, which were equal to the $200,000 principal amount of the Notes. The resulting carrying amount of the equity component at the issuance date of the 2026 Notes was $22,768. Underlying debt issuance costs of $5,534 associated with the 2026 Notes were allocated between the liability and equity components of the debt in accordance with the convertible debt pronouncement.
Subsequent to the initial measurement of the liability and equity components, and the related allocation of direct transaction costs, as of the issuance date of the 2026 Notes, the Company calculated an amortization schedule for the excess of the principal amount of the liability component over its carrying amount (the “debt discount”), using the interest method. The debt discount was being amortized over a five-year period through April 1, 2011, representing the first date on which holders of the 2026 Notes could have required the Company to repurchase all or a portion of their notes. In addition, the Company calculated the adjusted debt issuance cost amortization on the portion of direct transaction costs allocated to the liability component, which is recognized as Interest expense in the Company’s Consolidated Statements of Income. The adjustment to the debt issuance cost amortization subsequent to adoption of the convertible debt pronouncement relates to the portion of direct transaction costs allocated to the equity component. These costs were recognized as a reduction to the carrying value of the equity component, which was not amortized.
For the years ended December 31, 2008, 2009 and 2010, the total interest expense recognized by the Company relating to both the contractual interest coupon and amortization of the non-cash debt discount on the 2026 Notes was $11,904 ($7,381, net of taxes), $12,184 ($7,554, net of taxes), and $3,120 ($1,935, net of taxes), respectively. The portion of total interest expense related to the contractual interest coupon on the 2026 Notes during each of the years ended December 31, 2008, 2009 and 2010 was $7,500 ($4,650, net of taxes), $7,500 ($4,650, net of taxes), and $1,875 ($1,163, net of taxes), respectively. The portion of total interest expense related to amortizing the non-cash debt discount during the years ended December 31, 2008, 2009 and 2010 was $4,404 ($2,731, net of taxes), $4,684 ($2,904, net of taxes), and $1,245 ($772, net of taxes), respectively. The effective interest rate on the liability component for the years ended December 31, 2008, 2009 and 2010 was 6.4%.
Under the convertible debt pronouncement, upon conversion of the 2026 Notes, the Company was required to allocate the fair value of the consideration transferred and any transaction costs incurred between the equity and liability components. This was done by first allocating to the liability component an amount equal to the fair value of the liability component immediately prior to its conversion, with the residual consideration allocated to the equity component. A loss equal to the difference between the consideration allocated to the liability component and the carrying value of the liability component, including any unamortized debt discount or issuance costs, was recorded in Loss on extinguishment of debt in the Consolidated Statements of Income.
The following table presents information regarding the values at which the following items are carried in the Company’s December 31, 2009 Consolidated Balance Sheets:

December 31, 2009
Carrying amount of equity component	$13,726

Principal amount of liability component	$200,000
Unamortized discount on liability component	(6,246)

Net carrying amount of liability component	$193,754

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
On November 24, 2010, the Company entered into an amendment to the Master Note Purchase Agreement increasing the aggregate principal amount of senior unsecured notes issuable under the Master Note Purchase Agreement from $500,000 to $750,000. No other changes were made in the amendment.
The Company may issue additional series of senior uncollateralized notes pursuant to the terms and conditions of the Master Note Purchase Agreement, as amended, provided that the purchasers of the 2015 Notes and the 2019 Notes shall not have any obligation to purchase any additional notes issued pursuant to the Master Note Purchase Agreement and the aggregate principal amount of the 2015 Notes, the 2019 Notes and any additional notes issued pursuant to the Master Note Purchase Agreement shall not exceed $750,000.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Tax-Exempt Bonds
The Company’s tax-exempt bond financings are as follows:

		Interest Rate				Backed
	Type of	on Bond at		Outstanding Balance at		by Letter
	Interest	December 31,	Maturity Date of	December 31,		of Credit
Name of Bond	Rate	2010	Bond	2009	2010	(Amount)
Wasco Bond 2012	Fixed	7.00%	March 1, 2012	$1,800	$—	$—
Wasco Bond 2021	Fixed	7.25	March 1, 2021	8,475	—	—
Madera Bond	Variable	0.33	May 1, 2016	1,800	1,800	1,829
Tehama Bond	Variable	0.33	June 1, 2014	515	445	452
San Jose Bond — Series 1997A	Variable	0.33	August 1, 2012	480	320	348
San Jose Bond — Series 2001A	Variable	0.33	September 1, 2016	3,995	3,305	3,552
West Valley Bond	Variable	0.41	August 1, 2018	15,500	15,500	15,678
LeMay Washington Bond	Variable	0.40	April 1, 2033	15,930	15,930	16,126
LeMay Olympia Bond	Variable	0.40	April 1, 2019	2,120	2,120	2,151

				$50,615	$39,420	$40,136

In January 2010, the Company gave notice to redeem two of its tax-exempt bonds (the Wasco Bond 2012 and the Wasco Bond 2021) with a remaining principal balance of $10,275. The Company paid the principal, accrued interest and call premium on these bonds on March 1, 2010, recording $459 to Loss on extinguishment of debt in the Consolidated Statements of Income.
The variable-rate bonds are all remarketed weekly by a remarketing agent to effectively maintain a variable yield. If the remarketing agent is unable to remarket the bonds, then the remarketing agent can put the bonds to the Company. The Company has obtained standby letters of credit, issued under its senior revolving credit facility, to guarantee repayment of the bonds in this event. The Company classified these borrowings as long-term at December 31, 2010, because the borrowings are supported by standby letters of credit issued under the Company’s senior revolving credit facility which is long-term.
As of December 31, 2010, aggregate contractual future principal payments by calendar year on long-term debt are due as follows:

2011	$2,657
2012	513,809
2013	1,908
2014	3,207
2015	176,865
Thereafter	214,189

$912,635

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

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments and restricted assets. The Company’s derivative instruments are pay-fixed, receive-variable interest rate swaps and pay-fixed, receive-variable diesel fuel hedges. The Company’s interest rate swaps are recorded at their estimated fair values based on quotes received from financial institutions that trade these contracts. The Company verifies the reasonableness of these quotes using similar quotes from another financial institution as of each date for which financial statements are prepared. The Company uses a discounted cash flow (“DCF”) model to determine the estimated fair values of the diesel fuel hedges. The assumptions used in preparing the DCF model include: (i) estimates for the forward DOE index curve; and (ii) the discount rate based on risk-free interest rates over the term of the agreements. The DOE index curve used in the DCF model was obtained from financial institutions that trade these contracts. For the Company’s interest rate and fuel hedges, the Company also considers its creditworthiness in its determination of the fair value measurement of these instruments in a net liability position and the banks’ creditworthiness in its determination of the fair value measurements of these instruments in a net asset position. The Company’s restricted assets are valued at quoted market prices in active markets for identical assets, which the Company receives from the financial institutions that hold such investments on its behalf. The Company’s restricted assets measured at fair value are invested primarily in U.S. government and agency securities.
The Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2009 and 2010, were as follows:

	Fair Value Measurement at December 31, 2009 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap derivative instruments — liability position	$(7,761)	$—	$(7,761)	$—
Fuel hedge derivative instruments — net liability position	$(104)	$—	$—	$(104)
Restricted assets	$27,617	$27,617	$—	$—

	Fair Value Measurement at December 31, 2010 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap derivative instruments — net liability position	$(9,722)	$—	$(9,722)	$—
Fuel hedge derivative instruments — net asset position	$4,730	$—	$—	$4,730
Restricted assets	$30,791	$30,791	$—	$—
During the year ended December 31, 2009 and 2010, there were no fair value measurements of assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
The following table summarizes the change in the fair value for Level 3 derivatives for the years ended December 31, 2009 and 2010:

Level 3
Derivatives
Balance as of December 31, 2008	$(10,812)
Realized losses included in earnings	8,509
Unrealized gains included in AOCL	2,199

Balance as of December 31, 2009	(104)
Realized losses included in earnings	3,932
Unrealized gains included in AOCL	902

Balance as of December 31, 2010	$4,730

10. COMMITMENTS AND CONTINGENCIES
COMMITMENTS
Leases
The Company leases its facilities and certain equipment under non-cancelable operating leases for periods ranging from one to 30 years, with renewal options for certain leases. The Company’s total rent expense under operating leases during the years ended December 31, 2008, 2009 and 2010, was $9,008, $11,017 and $12,222, respectively.
As of December 31, 2010, future minimum lease payments, by calendar year, are as follows:

2011	$10,090
2012	9,721
2013	8,416
2014	6,919
2015	5,784
Thereafter	31,193

$72,123

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
At December 31, 2009 and 2010, the Company had provided customers and various regulatory authorities with surety bonds in the aggregate amount of approximately $182,468 and $190,561, respectively, to secure its landfill final capping, closure and post-closure requirements and $90,593 and $95,108, respectively, to secure performance under collection contracts and landfill operating agreements.
The Company owns a 9.9% interest in a company that, among other activities, issues financial surety bonds to secure final capping, landfill closure and post-closure obligations for companies operating in the solid waste industry. The Company accounts for this investment under the cost method of accounting. There have been no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. This investee company and the parent company of the investee had written financial surety bonds for the Company, of which $122,318 and $130,287 were outstanding as of December 31, 2009 and 2010, respectively. The Company’s reimbursement obligations under these bonds are secured by a pledge of its stock in the investee company.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
CONTINGENCIES
Environmental Risks
The Company may be subject to liability for any environmental damage that its solid waste facilities cause to neighboring landowners or residents, particularly as a result of the contamination of soil, groundwater or surface water, and especially drinking water, including damage resulting from conditions existing prior to the acquisition of such facilities by the Company. The Company may also be subject to liability for any off-site environmental contamination caused by pollutants or hazardous substances whose transportation, treatment or disposal was arranged by the Company or its predecessors. Any substantial liability for environmental damage incurred by the Company could have a material adverse effect on the Company’s financial condition, results of operations or cash flows. As of December 31, 2010, the Company is not aware of any material environmental liabilities.
Legal Proceedings
In the normal course of its business and as a result of the extensive governmental regulation of the solid waste industry, the Company is subject to various judicial and administrative proceedings involving federal, state or local agencies. In these proceedings, an agency may seek to impose fines on the Company or to revoke or deny renewal of an operating permit held by the Company. From time to time, the Company may also be subject to actions brought by special interest or other groups, adjacent landowners or residents in connection with the permitting and licensing of landfills and transfer stations, or alleging environmental damage or violations of the permits and licenses pursuant to which the Company operates.
In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business. Except as noted in the legal cases described below, as of December 31, 2010, there is no current proceeding or litigation involving the Company or of which any of its property is the subject that the Company believes could have a material adverse impact on its business, financial condition, results of operations or cash flows.
Chaparral, New Mexico Landfill Permit Litigation
The Company’s subsidiary, High Desert Solid Waste Facility, Inc. (formerly known as Rhino Solid Waste, Inc.) (“HDSWF”), owns undeveloped property in Chaparral, New Mexico, for which it sought a permit to operate a municipal solid waste landfill. After a public hearing, the New Mexico Environment Department (the “Department”) approved the permit for the facility on January 30, 2002. Colonias Development Council (“CDC”), a nonprofit organization, opposed the permit at the public hearing and appealed the Department’s decision to the courts of New Mexico, primarily on the grounds that the Department failed to consider the social impact of the landfill on the community of Chaparral, and failed to consider regional planning issues. On July 18, 2005, in Colonias Dev. Council v. Rhino Envtl. Servs., Inc. (In re Rhino Envtl. Servs.), 2005 NMSC 24, 117 P.3d 939, the New Mexico Supreme Court remanded the matter back to the Department to conduct a limited public hearing on certain evidence that CDC claimed was wrongfully excluded from consideration by the hearing officer, and to allow the Department to reconsider the evidence already proffered concerning the impact of the landfill on the surrounding community’s quality of life. In July 2007, the Department, CDC, the Company and Otero County signed a stipulation requesting a postponement of the limited public hearing to allow the Company time to explore a possible relocation of the landfill to a new site. Since 2007, the Department has issued several postponements orders for the limited public hearing, currently scheduled for November 2011, as HDSWF has continued to evaluate the suitability of a new site. In July 2009, HDSWF purchased approximately 325 acres of undeveloped land comprising a proposed new site from the State of New Mexico. HDSWF filed a formal landfill permit application for the new site with the Department on September 17, 2010, and the Department is evaluating that application. If the Department denies the landfill permit application for the new site, HDSWF will actively resume its efforts to enforce the previously issued landfill permit for the original site in Chaparral. At December 31, 2010, the Company had $11,618 of capitalized expenditures related to this landfill development project. If the Company is ultimately issued a permit to operate the landfill at the new site purchased in July 2009, the Company will be required to expense in a future period $10,318 of capitalized expenditures related to the original Chaparral property, less the recoverable value of that undeveloped property and other amounts recovered, which would likely have a material adverse effect on the Company’s results of operations for that period. If the Company instead is ultimately issued a permit to operate the landfill at the original Chaparral property, the Company will be required to expense in a future period $1,300 of capitalized expenditures related to the new site purchased in July 2009, less the recoverable value of that undeveloped property and other amounts recovered. If the Company is not ultimately issued a permit to operate the landfill at either one of the two sites, the Company will be required to expense in a future period the $11,618 of capitalized expenditures, less the recoverable value of the undeveloped properties and other amounts recovered, which would likely have a material adverse effect on the Company’s results of operations for that period.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Harper County, Kansas Landfill Permit Litigation
The Company opened a municipal solid waste landfill in Harper County, Kansas in January 2006, following the issuance by the Kansas Department of Health and Environment (“KDHE”) of a final permit to operate the landfill. The landfill has operated continuously since that time. On October 3, 2005, landfill opponents filed a suit (Board of Comm’rs of Sumner County, Kansas, Tri-County Concerned Citizens and Dalton Holland v. Roderick Bremby, Sec’y of the Kansas Dep’t of Health and Env’t, et al.) in the District Court of Shawnee County, Kansas, seeking a judicial review of KDHE’s decision to issue the permit, alleging that a site analysis prepared for the Company and submitted to KDHE as part of the process leading to the issuance of the permit was deficient in several respects. The action sought to stay the effectiveness of the permit and to nullify it. The Company intervened in this lawsuit shortly after it was filed. On April 7, 2006, the District Court issued an order denying the plaintiffs’ request for judicial review on the grounds that they lacked standing to bring the action. The plaintiffs appealed that decision to the Kansas Court of Appeals, and on October 12, 2007, the Court of Appeals issued an opinion reversing and remanding the District Court’s decision. The Company appealed the decision to the Kansas Supreme Court, and on July 25, 2008, the Supreme Court affirmed the decision of the Court of Appeals and remanded the case to the District Court for further proceedings on the merits. Plaintiffs filed a second amended petition on October 22, 2008, and the Company filed a motion to strike various allegations contained within the second amended petition. On July 2, 2009, the District Court granted in part and denied in part the Company’s motion to strike. The District Court also set a new briefing schedule, and the parties completed the briefing during the first half of 2010. Oral argument in the case occurred on September 27, 2010. There is no scheduled time limit within which the District Court has to decide this administrative appeal. While the Company believes that it will prevail in this case, the District Court could remand the matter back to KDHE for additional review of its decision or could revoke the permit. An order of remand to KDHE would not necessarily affect the Company’s continued operation of the landfill. Only in the event that a final, materially adverse determination with respect to the permit is received would there likely be a material adverse effect on the Company’s reported results of operations in the future. If as a result of this litigation, after exhausting all appeals, the Company was unable to continue to operate the landfill, the Company estimates that it would be required to record a pre-tax impairment charge of approximately $15,000 to reduce the carrying value of the landfill to its estimated fair value. In addition, the Company estimates the current annual impact to its pre-tax earnings that would result if it was unable to continue to operate the landfill would be approximately $4,000 per year.
El Paso, Texas Labor Union Disputes
One of the Company’s subsidiaries, El Paso Disposal, LP (“EPD”), is a party to administrative proceedings before the National Labor Relations Board (“NLRB”). In these proceedings, the union has alleged various unfair labor practices relating to the parties’ failure to reach agreement on initial labor contracts and the resultant strike by, and the replacement of and a failure to recall, union-represented employees. On April 29, 2009, following a hearing, an administrative law judge issued a recommended Decision and Order finding violations of the National Labor Relations Act by EPD and recommended to the NLRB that EPD take remedial actions, including reinstating certain employees and their previous terms and conditions of employment, refraining from certain conduct, continuing to bargain collectively and providing a “make whole” remedy. EPD filed exceptions to the administrative law judge’s recommendations on June 30, 2009. The matter is currently before the NLRB on review. On July 27, 2009, the NLRB’s regional office in Phoenix, Arizona filed a petition in the United States District Court for the Western District of Texas seeking an injunction to reinstate the replaced employees, order EPD to continue collective bargaining while the NLRB’s review is pending, and to refrain from further alleged unfair labor practices. A hearing on the injunction was held on August 19, 2009; and on October 30, 2009, the District Court granted the NLRB’s requested relief. EPD appealed the District Court’s order to the United States Court of Appeals for the Fifth Circuit, and a hearing on the appeal occurred on August 2, 2010. On November 4, 2010, the Fifth Circuit affirmed the District Court’s injunction order.
Several related unfair labor practice charges alleging failure to bargain and failure to appropriately recall union-represented employees subsequently were filed against EPD. The charges were heard by an administrative law judge during the week of August 24, 2009. On December 2, 2009, the administrative law judge issued a recommended Decision and Order granting part of the NLRB’s requested relief, while denying part, but the issues were effectively subsumed by the District Court’s injunction. Both EPD and the NLRB’s General Counsel filed exceptions to the administrative law judge’s recommendations with the NLRB. These exceptions also are currently under review by the NLRB.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
On January 22, 2010 and March 5, 2010, the union filed new unfair labor practice charges against EPD concerning events relating to the ongoing contract negotiation process. On May 28, 2010, the NLRB issued a complaint against EPD alleging unfair labor practices, including alleged unlawful threats and coercive statements, refusal to provide striking employees with full and unconditional reinstatement, reduction of earning opportunities for striking employees, implementation of new routes for drivers, implementation of a new longevity bonus plan, use of video footage captured by surveillance camera to discipline employees, change to the driver training program, change to the uniform practice and bargaining proposals that were “predictably unacceptable” to the union. EPD filed an answer denying any wrongdoing. Further, EPD believes it has resolved many of these allegations through negotiations with the union. A hearing on this complaint was scheduled for November 2, 2010, but subsequently was postponed indefinitely by the NLRB as a result of a pending comprehensive settlement of outstanding matters between EPD and the union that is more fully described below.
Most recently, on June 11, 2010, June, 24, 2010, and June 30, 2010, the union filed new unfair labor practice charges alleging that EPD has unlawfully failed to provide relevant information requested by the union, and unilaterally changed terms and working conditions of employment (by unspecified acts) resulting in a reduced size of the bargaining unit, implementing new work schedules, suspending an employee with pay due to an accident, reassigning and/or changing work assignments among bargaining unit employees and intimidating and coercing employees by suspending strikers involved in accidents and by following drivers excessively while performing their duties. The NLRB included these new allegations in its complaint to be heard on November 2, 2010, which was postponed indefinitely by the NLRB because of the pending comprehensive settlement between EPD and the union.
On August 10, 2010, the NLRB filed a petition for contempt and other civil relief before the United States District Court for the Western District of Texas, alleging that EPD violated the District Court’s October 30, 2009 injunction order by failing or refusing to implement the interim relief directed by the court (e.g., to restore changed employment terms, reinstate former strikers to their prior positions, and not commit future purported unfair labor practices). EPD filed an answer denying any wrongdoing. A hearing on the NLRB’s petition was scheduled for November 10, 2010, but was postponed indefinitely by the NLRB because of the pending comprehensive settlement between EPD and the union.
In December, 2010, the union ratified a comprehensive settlement reached with EPD as to all outstanding unfair labor practice charges and related liability issues. The settlement has resulted in the indefinite postponement of the NLRB and District Court proceedings described above, pending final administration of the settlement terms. The settlement includes: agreement on collective bargaining agreements for the two EPD bargaining units; withdrawal by the union of all of its unfair labor practice charges; and the payment by EPD of 60% of net back pay, without interest, for all alleged discriminatees for the back pay period in question, which ended in 2009. Any disputes regarding the amount of back pay owed will be determined through arbitration. As part of the settlement, EPD denies that any wrongdoing occurred. The parties have begun to implement the settlement terms, pursuant to which, in December 2010, the union filed a request with the NLRB to withdraw all of its unfair labor practice charges. This request currently is pending before the NLRB regional office in Phoenix, but has not yet been approved. Thus, the pending comprehensive settlement is not yet final.
Solano County, California Measure E/Landfill Expansion Litigation
The Company and Potrero Hills Landfill, Inc. (“PHLF”), which the Company purchased from Republic Services, Inc. in April 2009, were named as real parties in interest in an amended complaint captioned Sustainability, Parks, Recycling and Wildlife Legal Defense Fund v. County of Solano, which was filed in the Superior Court of California, County of Solano, on July 9, 2009 (the original complaint was filed on June 12, 2009). This lawsuit seeks to compel Solano County to comply with Measure E, a ballot initiative and County ordinance passed in 1984 that the County has not enforced against PHLF since at least 1992. Measure E directs in part that Solano County shall not allow the importation into the County of any solid waste which originated or was collected outside the County in excess of 95,000 tons per year. PHLF disposes of approximately 670,800 tons of solid waste annually, approximately 562,300 tons of which originate from sources outside of Solano County. The Sustainability, Parks, Recycling and Wildlife Legal Defense Fund (“SPRAWLDEF”) lawsuit also seeks to overturn Solano County’s approval of the use permit for the expansion of the Potrero Hills Landfill and the related Environmental Impact Report (“EIR”), arguing that both violate Measure E and that the EIR violates the California Environmental Quality Act (“CEQA”). Two similar actions seeking to enforce Measure E, captioned Northern California Recycling Association v. County of Solano and Sierra Club v. County of Solano, were filed in the same court on June 10, 2009, and August 10, 2009, respectively. The Northern California Recycling Association (“NCRA”) case does not name the Company or any of its subsidiaries as parties and does not contain any CEQA claims. The Sierra Club case names PHLF as a real party in interest, and seeks to overturn the conditional use permit for the expansion of the landfill on Measure E grounds (but does not raise CEQA claims). These lawsuits follow a previous lawsuit concerning Measure E that NCRA filed against PHLF in the same court on July 22, 2008, prior to the Company’s acquisition of PHLF, but which NCRA later dismissed.

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
On May 12, 2010, the Solano County Superior Court issued a written opinion addressing all three cases. The Court upheld Measure E in part by judicially rewriting the law, and then issued a writ of mandamus directing Solano County to enforce Measure E as rewritten. The Court decided that it could cure the law’s discrimination against out-of-county waste by revising Measure E to only limit the importation of waste into Solano County from other counties in California, but not from other states. In the same opinion, the Court rejected the requests from petitioners in the cases for a writ of administrative mandamus to overturn the permit approved by Solano County in June 2009 for the expansion of PHLF’s landfill, thereby leaving the expansion permit in place. Petitioners Sierra Club and SPRAWLDEF filed motions to reconsider in which they asked the Court to issue a writ of administrative mandamus and void PHLF’s expansion permit. The County, the Company and PHLF opposed the motions to reconsider and a hearing was held on June 25, 2010. On August 30, 2010, the Court denied the motions to reconsider and reaffirmed its ruling denying the petitions for writs to overturn PHLF’s expansion permit. In December 2010, the Court entered final judgments and writs of mandamus in the three cases, and Solano County, the Company, PHLF and the waste hauling company intervenors filed notices of appeal, which stayed the judgments and writs pending the outcome of the appeal. Petitioners Sierra Club and SPRAWLDEF cross-appealed the Court’s ruling denying their petitions for writs to overturn PHLF’s expansion permit. The cases have been docketed with the California Court of Appeal, First Appellate District, and the opening brief of the Company and its co-appellants is due on February 25, 2011.
As part of the final judgments, the Solano County Superior Court retained jurisdiction over any motions for attorneys’ fees under California’s Private Attorney General statute. Petitioners NCRA, SPRAWLDEF and Sierra Club have each filed a bill of costs and a motion for attorney fees totaling $771, none of which the Company has recorded as a liability at December 31, 2010. The motions are scheduled to be heard in March 2011 and the Company intends to oppose them on various grounds. If the Company prevails on the appeals of the three underlying cases, then none of the Petitioners would be entitled to attorneys’ fees and costs. If the Company is unsuccessful on appeal and the Superior Court determines that the petitioners are entitled to attorneys’ fees and costs, the Company, PHLF and the County could appeal the attorneys’ fee judgment but ultimately would be jointly and severally liable for any such award in the SPRAWLDEF and Sierra Club cases. Because the Company and PHLF are not parties to the NCRA case, they are not subject to a court order for NCRA’s attorney fees. However, in all three cases, the Company may reimburse the County for any such attorneys’ fees under the indemnification provision in PHLF’s land use permit.
At this point the Company is not able to determine the likelihood of any outcome in this matter. However, in the event that after all appeals are exhausted the Superior Court’s writ of mandamus enforcing Measure E as rewritten is upheld, the Company estimates that the current annual impact to its pre-tax earnings resulting from the restriction on imports into Solano County would be approximately $6,000 per year. The Company’s estimate could be impacted by various factors, including the County’s allocation of the 95,000 tons per year import restriction among PHLF and the other disposal and composting facilities in Solano County. In addition, if the final rulings on Measure E do not limit the importation of waste into Solano County from other states, the Company could potentially offset a portion of the estimated reduction to its pre-tax earnings by internalizing waste for disposal at PHLF from other states in which the Company operates, or by accepting waste volumes from third party haulers operating outside of California.
In response to the pending three state court actions to enforce Measure E described above, the Company, PHLF and other waste hauling companies in California, Oregon and Nevada that are damaged by Measure E and would be further damaged if Measure E was enforced, filed a federal lawsuit to enjoin Measure E and have it declared unconstitutional. On September 8, 2009, the coalition brought suit in the United States District Court for the Eastern District of California in Sacramento challenging Measure E under the Commerce Clause of the United States Constitution, captioned Potrero Hills Landfill, Inc. et al. v. County of Solano. In response, SPRAWLDEF, Sierra Club and NCRA intervened in the federal case to defend Measure E and filed motions to dismiss the federal suit, or in the alternative, for the court to abstain from hearing the case in light of the pending state court Measure E actions. On December 23, 2009, the federal court abstained and declined to accept jurisdiction over the Company’s case, holding that Measure E raised unique state issues that should be resolved by the pending state court litigation, and granted the motions to dismiss. The Company filed a notice of appeal to the court’s ruling on January 22, 2010, and briefing in the United States Court of Appeals for the Ninth Circuit was completed on November 17, 2010.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Individual members of SPRAWLDEF were also plaintiffs in a lawsuit filed in the Solano County Superior Court on October 13, 2005, captioned Protect the Marsh, et al. v. County of Solano, et al., challenging the EIR that Solano County certified in connection with its approval of the expansion of the Potrero Hills Landfill on September 13, 2005. A motion to discharge the Superior Court’s writ of mandate directing the County to vacate and set aside its certification of the EIR was heard in August 2009. On November 3, 2009, the Superior Court upheld the County’s certification of the EIR and the related permit approval actions. In response, the plaintiffs in Protect the Marsh filed a notice of appeal to the court’s order on December 31, 2009. On October 8, 2010, the California Court of Appeal dismissed Plaintiffs’ appeal for lack of standing. SPRAWLDEF subsequently filed a petition for review of this decision with the California Supreme Court. On December 21, 2010, the Supreme Court denied the petition, concluding this litigation in favor of the County and the Company.
On December 17, 2010, SPRAWLDEF and one its members filed a petition for writ of mandate in San Francisco Superior Court seeking to overturn the October 2010 approval of the marsh development permit issued by the San Francisco Bay Conservation and Development Commission (“BCDC”) for PHLF’s landfill expansion, alleging that the approval is contrary to the Marsh Act and Measure E. The petition, captioned SPRAWLDEF v. San Francisco Bay Conservation and Development Commission, names BCDC as a respondent and the Company as the real party in interest. Petitioners seek a declaration that the law does not allow BCDC to approve a marsh development permit beyond the footprint and operational levels originally approved for PHLF in 1984, and that the approval violates Measure E. BCDC is preparing the administrative record of its permit decision to be filed with the court and answers to the petition will be due 30 days thereafter. A hearing has not yet been set on the petition. At this point the Company is not able to determine the likelihood of any outcome in this matter.
If as a result of any of the matters described above, after exhausting all appeals, PHLF is unable to secure an expansion permit, and the Superior Court’s writ of mandamus enforcing Measure E as rewritten is ultimately upheld, the Company estimates that it would be required to recognize a pre-tax impairment charge of approximately $39,000 to reduce the carrying value of PHLF to its estimated fair value. If PHLF is unable to secure an expansion permit but Measure E is ultimately ruled to be unenforceable, the Company estimates that it would be required to recognize a pre-tax impairment charge of approximately $24,000 to reduce the carrying value of PHLF to its estimated fair value.
El Paso, Texas Breach of Contract/Flow Control Litigation
On November 15, 2010, the Company filed a petition in the County Court at Law, El Paso County, Texas, captioned Waste Connections, Inc., Camino Real Environmental Center, Inc. and El Paso Disposal, LP v. The City of El Paso, Texas, John F. Cook, in his capacity as El Paso Mayor, and Joyce Wilson, in her capacity as El Paso City Manager (No. 2010-4476). The action relates to that certain Solid Waste Disposal and Operating Agreement, dated April 27, 2004, by and among the City of El Paso, Texas (the “City”) and the Company (the “2004 Agreement”), and Ordinance 017380, as adopted by the City Council on August 24, 2010 (the “Ordinance”).
The 2004 Agreement grants the Company and its subsidiaries (Camino Real and El Paso Disposal) the non-exclusive right to do business in the City for a period of ten years and to provide commercial and industrial solid waste collection and disposal services to customers within the territorial and extra-territorial jurisdiction of the City for a period of ten years. In addition, the 2004 Agreement provides that during the ten-year period the City shall not modify solid waste hauler fees for the Company or any of its subsidiaries. The City also agreed in the 2004 Agreement that, until April 27, 2014, it would not provide private roll-off services or otherwise become a competitor to private solid waste companies in providing these services.
The Company believes that the Ordinance violates the law and is contrary to the 2004 Agreement in numerous respects, including because it requires that waste collected within the City’s jurisdiction be hauled only by permitted haulers who enter into franchise agreements with the City, and that such haulers may only dispose of such waste at facilities designated or authorized by the City. The petition seeks to require the City to specifically perform the 2004 Agreement, and to enjoin temporarily and permanently the City’s enforcement of the Ordinance to the extent such enforcement would breach the 2004 Agreement. The lawsuit also seeks a declaratory judgment that: (1) the Ordinance violates the Contracts Clauses of the Texas and United States Constitutions, and constitutes an improper taking and an inverse condemnation under the Texas Constitution; (2) the City and its Mayor and City Manager must prospectively comply with the 2004 Agreement; and (3) the Agreement is valid, enforceable and complies with Texas law. The Company also seeks costs of suit and such other relief at law or in equity to which it may be entitled. The Company is not presently seeking money damages.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
The Company and the City have been negotiating, and continue to negotiate, an agreed resolution to their differences. As a result of these efforts, on December 21, 2010, the El Paso City Council approved a series of amendments to the Ordinance to address certain concerns of the Company and other haulers that operate within the City’s jurisdiction. Among other things, the amendment postponed from January 1, 2011 until April 4, 2011 the requirement that haulers enter into franchise agreements with the City. At this point, however, the Company is not able to determine the likelihood of any outcome in this litigation, nor is it able to estimate the amount or range of loss or the impact on the Company or its financial condition in the event of an unfavorable outcome.
Collective Bargaining Agreements
Two of the Company’s collective bargaining agreements have expired or are set to expire in 2011. The Company does not expect any significant disruption in its overall business in 2011 as a result of labor negotiations, employee strikes or organizational efforts.
11. STOCKHOLDERS’ EQUITY
Stock Split
On October 19, 2010, the Company’s Board of Directors authorized a three-for-two split of its common stock, in the form of a 50% stock dividend, payable to stockholders of record as of October 29, 2010. Shares resulting from the split were issued on November 12, 2010. In connection therewith, the Company transferred $394 from retained earnings to common stock, representing the par value of additional shares issued. As a result of the stock split, fractional shares equal to 2,479 whole shares were repurchased for $101. All share and per share amounts for all periods presented have been retroactively adjusted to reflect the stock split.
Cash Dividend
On October 19, 2010, the Company’s Board of Directors authorized the initiation of a quarterly cash dividend of $0.075 per share, as adjusted for the three-for-two stock split described above. The initial quarterly cash dividend totaling $8,561 was paid on November 12, 2010 to the stockholders of record as of the close of business on October 29, 2010. The Company funded the dividend payment out of cash on hand and cash generated by operating activities.
Share Repurchase Program
The Company’s Board of Directors has authorized a common stock repurchase program for the repurchase of up to $800,000 of common stock through December 31, 2012. Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. The timing and amounts of any repurchases will depend on many factors, including the Company’s capital structure, the market price of the common stock and overall market conditions. As of December 31, 2009 and 2010, the Company had repurchased in aggregate 28,551,558 and 35,438,096 shares, respectively, of its common stock at an aggregate cost of $482,407 and $648,626, respectively. As of December 31, 2010, the remaining maximum dollar value of shares available for purchase under the program was approximately $151,374. Subsequent to December 31, 2010 and through the date the accompanying financial statements were issued, the Company repurchased 751,005 shares of its common stock under this program at a cost of $20,613. The Company’s policy related to repurchases of its common stock is to charge any excess of cost over par value entirely to additional paid-in capital.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Common Stock
Of the 36,049,919 shares of common stock authorized but unissued as of December 31, 2010, the following shares were reserved for issuance:

Stock option and restricted stock unit plans	6,845,431
Consultant Incentive Plan	359,000
2002 Restricted Stock Plan	15,752

7,220,183

On September 24, 2008, the Company entered into an underwriting agreement with J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC and Credit Suisse Securities (USA) LLC, as representatives of the several underwriters involved, in connection with the offer and sale by the Company of 16,500,000 shares of its common stock, par value $0.01 per share, at a price of $21.67 per share. The Company granted the underwriters an option to purchase up to 2,475,000 additional shares of its common stock to cover over-allotments, which the underwriters exercised in full on September 25, 2008. The offering closed on September 30, 2008, and the Company received net proceeds of $393,930 after deducting underwriting discounts and commissions of $16,445, and estimated transaction expenses payable by the Company of approximately $750.
Restricted Stock, Stock Options and Restricted Stock Units
During 2002, the Company’s Board of Directors adopted the 2002 Restricted Stock Plan in which selected employees, other than officers and directors, may participate. Restricted stock awards under the 2002 Restricted Stock Plan may or may not require a cash payment from a participant to whom an award is made. The awards become free of the stated restrictions over periods determined at the date of the grant, subject to continuing employment, the achievement of particular performance goals and/or the satisfaction of certain vesting provisions applicable to each award of shares. The Board of Directors authorizes the grant of any stock awards and determines the employees to whom shares are awarded, number of shares to be awarded, award period and other terms and conditions of the awards. Unvested shares of restricted stock may be forfeited and revert to the Company if a plan participant resigns from the Company and its subsidiaries, is terminated for cause or violates the terms of any noncompetition or nonsolicitation agreements to which that plan participant is bound (if such plan participant has been terminated without cause). A total of 320,625 shares of the Company’s common stock were reserved for issuance under the 2002 Restricted Stock Plan. As of December 31, 2010, 15,752 shares of common stock were available for future grants of restricted stock under the 2002 Restricted Stock Plan. The fair value of restricted stock for the years ended December 31, 2008, 2009 and 2010, was determined based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant.
There were no restricted shares granted under the 2002 Restricted Stock Plan during the years ended December 31, 2008, 2009 and 2010. All outstanding shares of restricted stock, amounting to 7,308 shares, became vested and free of restriction during the year ended December 31, 2008.
In 1997, the Company’s Board of Directors adopted the 1997 Stock Option Plan in which all officers, employees, directors and consultants may participate. Options granted under the 1997 Stock Option Plan may either be incentive stock options or nonqualified stock options, generally have a term of 10 years from the date of grant, and will vest over periods determined at the date of grant. The exercise prices of the options are determined by the Company’s Board of Directors and, in the case of incentive stock options, will be at least 100% or 110% of the fair market value of the Company’s common stock on the date of grant as provided for in the 1997 Stock Option Plan. The 1997 Stock Option Plan provides for the reservation of common stock for issuance thereunder equal to 11,691,600 shares. As of December 31, 2010, no options for shares of common stock were available for future grants under the 1997 Stock Option Plan.
In 2002, the Company’s Board of Directors authorized two additional equity-based compensation plans: the 2002 Stock Option Plan and 2002 Senior Management Equity Incentive Plan. A total of 8,244,546 shares of the Company’s common stock were reserved for future issuance under the 2002 Stock Option Plan. Participation in the 2002 Stock Option Plan is limited to consultants and employees, other than officers and directors. Options granted under the 2002 Stock Option Plan are nonqualified stock options and have a term of no longer than 10 years from the date they are granted. Options generally become exercisable in installments pursuant to a vesting schedule set forth in each option agreement. The Board of Directors authorizes the granting of options and determines the employees and consultants to whom options are to be granted, the number of shares subject to each option, the exercise price, option

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
term, vesting schedule and other terms and conditions of the options. A total of 9,216,710 shares of the Company’s common stock were reserved for future issuance under the 2002 Senior Management Equity Incentive Plan. The Company’s stockholders approved the 2002 Senior Management Equity Incentive Plan on May 16, 2002. Participation in the 2002 Senior Management Equity Incentive Plan is limited to officers and directors of the Company and its subsidiaries. Options granted under the 2002 Senior Management Equity Incentive Plan may be either incentive stock options or nonqualified stock options and have a term of no longer than 10 years from the date they are granted. Options generally become exercisable in installments pursuant to a vesting schedule set forth in each option agreement. The Board of Directors authorizes the granting of options and determines the officers and directors to whom options are to be granted, the number of shares subject to each option, the exercise price, option term, vesting schedule and other terms and conditions of the options. In the case of incentive stock options, the exercise price will be at least 100% or 110% of the fair market value of the Company’s common stock on the date of grant as provided for in the 2002 Senior Management Equity Incentive Plan. As of December 31, 2010, no options were available for future grants under the 2002 Stock Option Plan and 1,500,000 shares of common stock were available for future grants under the 2002 Senior Management Equity Incentive Plan.
In 2004, the Company’s Board of Directors authorized the 2004 Equity Incentive Plan. On May 7, 2010, the Company’s stockholders approved the latest amendment to the plan, now the Third Amended and Restated 2004 Equity Incentive Plan (the “2004 Equity Incentive Plan”). A total of 7,162,500 shares of the Company’s common stock were reserved for future issuance under the 2004 Equity Incentive Plan, all of which may be used for grants of stock options, restricted stock, and/or restricted stock units. Participation in the 2004 Equity Incentive Plan is limited to consultants and employees, including officers and directors. Options granted under the 2004 Equity Incentive Plan are nonqualified stock options and have a term of no longer than five years from the date they are granted. Restricted stock, restricted stock units, and options generally vest in installments pursuant to a vesting schedule set forth in each option or restricted stock or unit agreement. The Board of Directors authorizes the granting of options, restricted stock and restricted stock units, and determines the employees and consultants to whom options, restricted stock, and restricted stock units are to be granted, the number of shares subject to each option, restricted stock, or restricted stock unit, the exercise price, term, vesting schedule and other terms and conditions of the options, restricted stock, or restricted stock units. The exercise prices of the options shall not be less than the fair market value of the Company’s common stock on the date of grant. Restricted stock awards under the plan may or may not require a cash payment from a participant to whom an award is made; restricted stock unit awards under the plan do not require any cash payment from the participant to whom an award is made. The fair value of restricted stock units granted during the years ended December 31, 2008, 2009 and 2010, was determined based on the number of restricted stock units granted and the quoted price of the Company’s common stock on the date of grant. As of December 31, 2010, 2,614,951 shares of common stock were available to be issued pursuant to future awards granted under the 2004 Equity Incentive Plan.
The following table summarizes restricted stock units activity for the 2004 Equity Incentive Plan:

	Year Ended December 31,
	2008	2009	2010
Restricted stock units granted	569,924	587,526	596,463
Weighted average grant-date fair value of restricted stock units granted	$19.33	$17.51	$21.32
Total fair value of restricted stock units granted	$11,013	$10,265	$12,750
Restricted stock units becoming free of restrictions	326,987	409,136	511,196
Weighted average restriction period (in years)	4.4	4.4	3.8

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
A summary of activity related to restricted stock units under the 2004 Equity Incentive Plan as of December 31, 2009, and changes during the year ended December 31, 2010, is presented below:

		Weighted-Average
		Grant Date Fair
	Unvested Shares	Value Per Share
Outstanding at December 31, 2009	1,492,017	$18.08
Granted	596,463	21.32
Forfeited	(62,825)	19.02
Vested	(511,196)	17.86

Outstanding at December 31, 2010	1,514,459	19.36

A summary of the Company’s stock option activity and related information for the years ended December 31, 2008, 2009 and 2010, is presented below:

		Weighted
	Number of	Average
	Shares (Options)	Exercise Price
Outstanding as of December 31, 2007	6,605,564	$12.69
Granted	—	—
Forfeited	(40,221)	15.02
Exercised	(1,533,722)	12.45

Outstanding as of December 31, 2008	5,031,621	12.75
Granted	—	—
Forfeited	(3,094)	15.23
Exercised	(1,235,673)	12.25

Outstanding as of December 31, 2009	3,792,854	12.90
Granted	—	—
Forfeited	(15,166)	10.61
Exercised	(2,560,542)	12.92

Outstanding as of December 31, 2010	1,217,146	12.90

The following table summarizes information about stock options outstanding as of December 31, 2010:

	Options Outstanding			Options Vested and Exercisable
			Weighted
			Average			Weighted
		Weighted	Remaining		Weighted	Average
		Average	Contractual		Average	Remaining
		Exercise	Life		Exercise	Contractual
Exercise Price	Shares	Price	(in years)	Shares	Price	Life (in years)
$5.00 to $8.00	73,690	$7.17	0.9	73,690	$7.17	0.9
$8.01 to $11.00	127,887	9.99	2.2	127,887	9.99	2.2
$11.01 to $15.00	774,481	13.13	3.7	774,481	13.13	3.7
$15.01 to $17.00	241,088	15.45	5.1	241,088	15.45	5.1

	1,217,146	12.90	3.7	1,217,146	12.90	3.7

The aggregate intrinsic value for both options outstanding and options exercisable at December 31, 2010, was $17,808. During the year ended December 31, 2010, the final 164,314 of unvested options to purchase common stock became vested.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
The total intrinsic value of stock options exercised during the years ended December 31, 2008, 2009 and 2010, was $15,711, $10,427 and $30,059, respectively. The total fair value of stock options vested during the years ended December 31, 2008, 2009 and 2010, was $643, $575 and $726, respectively. As of December 31, 2008, 2009 and 2010, a total of 4,691,760, 3,628,542 and 1,217,146 options to purchase common stock were exercisable under all stock option plans, respectively.
Stock Purchase Warrants
In 2002, the Company’s Board of Directors authorized the 2002 Consultant Incentive Plan, under which warrants to purchase the Company’s common stock may be issued to certain consultants to the Company. Warrants awarded under the Consultant Incentive Plan are subject to a vesting schedule set forth in each warrant agreement. Historically, warrants issued have been fully vested and exercisable at the date of grant. The Board of Directors authorizes the issuance of warrants and determines the consultants to whom warrants are to be issued, the number of shares subject to each warrant, the purchase price, exercise date and period, warrant term and other terms and conditions of the warrants. The Board reserved 675,000 shares of the Company’s common stock for future issuance under the Consultant Incentive Plan. As of December 31, 2010, 289,196 shares of common stock were available for future grants of warrants under the 2002 Consultant Incentive Plan.
A summary of warrant activity as of December 31, 2009, and changes during the year ended December 31, 2010, is presented below:

		Weighted-Average
	Warrants	Exercise Price
Outstanding at December 31, 2009	63,898	$19.31
Granted	51,627	24.50
Forfeited	(34,068)	19.34
Exercised	(11,653)	18.50

Outstanding at December 31, 2010	69,804	23.27

The following table summarizes information about warrants outstanding as of December 31, 2009 and 2010:

			Fair Value
			of
	Warrants		Warrants	Outstanding at December 31,
Grant Date	Issued	Exercise Price	Issued	2009	2010
Throughout 2005	33,300	$13.17 to 16.83	$136	450	—
Throughout 2006	23,093	15.15 to 18.31	115	22,752	3,915
Throughout 2007	21,206	19.80 to 22.68	123	21,206	14,291
Throughout 2008	13,901	18.97 to 22.70	79	13,901	—
Throughout 2009	5,589	14.67 to 19.61	22	5,589	1,735
Throughout 2010	51,627	20.64 to 27.41	351	—	49,863

				63,898	69,804

The warrants are exercisable when granted and expire between 2011 and 2015.
Warrants issued to consultants are valued using the Black-Scholes pricing model with a contractual life of five years, a risk free interest rate based on the 5-year U.S. treasury yield curve and expected volatility. The Company uses the historical volatility of its common stock over a period equivalent to the contractual life of the warrants to estimate the expected volatility. Warrants issued to consultants are recorded as an element of the related cost of landfill development projects or to expense for warrants issued in connection with acquisitions.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
12. COMPREHENSIVE INCOME
Comprehensive income includes changes in the fair value of interest rate swaps and fuel hedges that qualify for hedge accounting. The components of other comprehensive income (loss) and related tax effects for the years ended December 31, 2008, 2009 and 2010, are as follows:

	Year Ended December 31, 2008
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$6,468	$(2,458)	$4,010
Changes in fair value of interest rate swaps	(27,264)	10,311	(16,953)
Changes in fair value of fuel hedges	(10,813)	4,109	(6,704)

	$(31,609)	$11,962	$(19,647)

	Year Ended December 31, 2009
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$14,669	$(5,545)	$9,124
Fuel hedge amounts reclassified into cost of operations	8,508	(3,216)	5,292
Changes in fair value of interest rate swaps	5,367	(2,084)	3,283
Changes in fair value of fuel hedges	2,199	(853)	1,346

	$30,743	$(11,698)	$19,045

	Year Ended December 31, 2010
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$9,052	$(3,440)	$5,612
Fuel hedge amounts reclassified into cost of operations	3,932	(1,494)	2,438
Changes in fair value of interest rate swaps	(11,013)	4,201	(6,812)
Changes in fair value of fuel hedges	902	(343)	559

	$2,873	$(1,076)	$1,797

A rollforward of the amounts included in AOCL, net of taxes, is as follows:

			Accumulated
			Other
		Interest	Comprehensive
	Fuel Hedges	Rate Swaps	Loss
Balance at December 31, 2008	$(6,704)	$(17,233)	$(23,937)
Amounts reclassified into earnings	5,292	9,124	14,416
Changes in fair value	1,346	3,283	4,629

Balance at December 31, 2009	(66)	(4,826)	(4,892)
Amounts reclassified into earnings	2,438	5,612	8,050
Changes in fair value	559	(6,812)	(6,253)

Balance at December 31, 2010	$2,931	$(6,026)	$(3,095)

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
13. INCOME TAXES
The provision for income taxes for the years ended December 31, 2008, 2009 and 2010, consists of the following:

	Years Ended December 31,
	2008	2009	2010
Current:
Federal	$22,492	$22,544	$54,652
State	4,006	3,797	8,251
Deferred:
Federal	28,031	35,388	24,315
State	2,246	2,836	2,116

Provision for income taxes	$56,775	$64,565	$89,334

Significant components of deferred income tax assets and liabilities as of December 31, 2009 and 2010 are as follows:

	2009	2010
Deferred income tax assets:
Accounts receivable reserves	$1,534	$1,932
Accrued expenses	12,044	18,003
Self-insurance reserves	4,165	4,314
Equity-based compensation	3,916	4,383
Interest rate and fuel hedges	2,973	1,897
Leases	1,641	1,505
State taxes	1,415	2,555
Other	1,548	586

Gross deferred income tax assets	29,236	35,175
Less: Valuation allowance	—	—

Net deferred income tax assets	29,236	35,175

Deferred income tax liabilities:
Goodwill and other intangibles	(128,635)	(149,130)
Property and equipment	(164,216)	(173,863)
Landfill closure/post-closure	(15,193)	(17,270)
Prepaid expenses	(9,376)	(9,196)

Total deferred income tax liabilities	(317,420)	(349,459)

Net deferred income tax liability	$(288,184)	$(314,284)

During the years ended December 31, 2009 and 2010, the Company reduced its taxes payable by $6,795 and $15,609 respectively, as a result of the exercise of non-qualified stock options, the vesting of restricted stock and restricted stock units, and the disqualifying disposition of incentive stock options. The excess tax benefit associated with equity-based compensation of $4,054 and $11,997 for the years ended December 31, 2009 and 2010, respectively, was recorded in additional paid-in capital.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
The differences between the Company’s income tax provision as presented in the accompanying statements of income and income tax provision computed at the federal statutory rate consist of the items shown in the following table as a percentage of pre-tax income:

	Years Ended December 31,
	2008	2009	2010
Income tax provision at the statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	3.0	3.0	3.4
Deferred income tax liability adjustments	(2.2)	(0.7)	0.4
Noncontrolling interests	(2.5)	(0.2)	(0.2)
Other	(0.3)	(0.3)	1.0

	33.0%	36.8%	39.6%

During the year ended December 31, 2008, the decrease to the net deferred income tax liability due primarily to changes in the geographical apportionment of the Company’s state taxes resulted in a reduction to tax expense of $3,730. Additionally, during the year ended December 31, 2008, the Company recorded a reduction to tax expense of $1,146, due primarily to the reversal of certain tax contingencies for which the statutes of limitations expired in 2008 and the reconciliation of the income tax provision to the 2007 federal and state tax returns, which were filed during 2008. During the year ended December 31, 2009, the decrease to the net deferred income tax liability due primarily to changes in the geographical apportionment of the Company’s state taxes resulted in a reduction to tax expense of $1,142. Additionally, during the year ended December 31, 2009, the Company recorded a reduction to tax expense of $1,269, due primarily to the reversal of certain tax contingencies for which the statutes of limitations expired in 2009 and the reconciliation of the income tax provision to the 2008 federal and state tax returns, which were filed during 2009. During the year ended December 31, 2010, the increase to the net deferred income tax liability due primarily to a voter-approved increase in Oregon state income tax rates and changes in the geographical apportionment of the Company’s state taxes resulted in an increase to tax expense of $1,547. Additionally, the Company recorded an increase to tax expense of $1,580 associated with the reconciliation of the income tax provision to the 2009 federal and state tax returns, which were filed during 2010, and the disposal of certain assets that had no tax basis. During the year ended December 31, 2010, the Company also recorded a reduction to tax expense of $563 due primarily to the reversal of certain tax contingences for which the statutes of limitations expired in 2010.
At December 31, 2009 and 2010, the Company did not have any significant federal and state net operating loss carryforwards.
The Company and its subsidiaries are subject to U.S. federal income tax as well as to income tax of multiple state jurisdictions. The Company has concluded all U.S. federal income tax matters for years through 2006. All material state and local income tax matters have been concluded for years through 2005.
At December 31, 2009 and 2010, the Company had approximately $942 and $341, respectively, of total gross unrecognized tax benefits. Of the total gross unrecognized tax benefits at December 31, 2009 and 2010, $786 and $327, respectively, (both net of the federal benefit on state amounts) represent the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. The Company does not anticipate the total amount of unrecognized tax benefits will significantly change by December 31, 2011.
The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had approximately $115 and $29 accrued for interest, net of tax, at December 31, 2009 and 2010, respectively, and no accrual for penalties at December 31, 2009 and 2010. The Company released, net of recognition, approximately $177 and $85 for interest, net of tax, and recognized no accrual for penalties during the years ended December 31, 2009 and 2010, respectively.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
The following is a rollforward of the Company’s unrecognized tax benefits from January 1, 2008 to December 31, 2010:

	2008	2009	2010
Unrecognized tax benefits at beginning of period	$6,716	$1,764	$942
Gross increases — tax positions in prior periods	—	562	—
Gross decreases — tax positions in prior periods	(37)	—	—
Lapse of statutes of limitations	(4,915)	(1,384)	(601)

Unrecognized tax benefits at end of period	$1,764	$942	$341

14. SEGMENT REPORTING
The Company’s revenues are derived from one industry segment, which includes the collection, transfer, recycling and disposal of non-hazardous solid waste. No single contract or customer accounted for more than 10% of the Company’s total revenues at the consolidated or reportable segment level during the periods presented.
The Company manages its operations through three geographic operating segments (Western, Central and Southern) which, commencing in 2009, were also the Company’s reportable segments. Prior to 2009, the Company aggregated its geographic operating segments into one reportable segment. Each operating segment is responsible for managing several vertically integrated operations, which are comprised of districts. The segment information presented herein reflects the realignment of the Company’s organizational structure in the second quarter of 2008, which reduced the number of its geographic operating segments from four to three. The segment information presented herein also reflects the realignment of certain of the Company’s districts between operating segments in the first quarter of 2010. Under the current orientation, the Company’s Western Region is comprised of operating locations in California, Idaho, Montana, Nevada, Oregon, Washington and western Wyoming; the Company’s Central Region is comprised of operating locations in Colorado, Kansas, Michigan, Minnesota, Nebraska, Oklahoma, South Dakota, Utah and eastern Wyoming; and the Company’s Southern Region is comprised of operating locations in Alabama, Arizona, Illinois, Iowa, Kentucky, Louisiana, Mississippi, New Mexico, North Carolina, South Carolina, Tennessee and Texas.
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
Summarized financial information concerning the Company’s reportable segments for the years ended December 31, 2008, 2009 and 2010, is shown in the following tables:

				Operating Income
				Before
				Depreciation,
Year Ended				Amortization and
December 31,		Intercompany		Gain (Loss) on	Depreciation and	Capital	Total
2008	Gross Revenues	Revenues(b)	Net Revenues	Disposal of Assets(c)	Amortization	Expenditures	Assets(e)
Western	$584,900	$(55,362)	$529,538	$155,591	$43,424	$43,953	$1,119,390
Central	319,722	(38,193)	281,529	79,353	27,635	39,805	570,516
Southern	281,496	(42,960)	238,536	71,205	25,105	28,715	599,623
Corporate(a), (d)	—	—	—	4,265	1,265	1,023	310,828

	$1,186,118	$(136,515)	$1,049,603	$310,414	$97,429	$113,496	$2,600,357

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

				Operating Income
				Before
				Depreciation,
Year Ended				Amortization and
December 31,		Intercompany		Gain (Loss) on	Depreciation and	Capital	Total
2009	Gross Revenues	Revenues(b)	Net Revenues	Disposal of Assets(c)	Amortization	Expenditures	Assets(e)
Western	$718,262	$(83,894)	$634,368	$184,421	$64,177	$62,544	$1,407,952
Central	308,943	(34,181)	274,762	86,984	31,725	32,619	611,493
Southern	335,905	(53,642)	282,263	85,846	33,345	29,365	747,008
Corporate(a), (d)	—	—	—	3,701	1,511	3,723	53,995

	$1,363,110	$(171,717)	$1,191,393	$360,952	$130,758	$128,251	$2,820,448

				Operating Income
				Before
				Depreciation,
Year Ended				Amortization and
December 31,		Intercompany		Gain (Loss) on	Depreciation and	Capital	Total
2010	Gross Revenues	Revenues(b)	Net Revenues	Disposal of Assets(c)	Amortization	Expenditures	Assets(e)
Western	$801,854	$(92,033)	$709,821	$218,254	$72,563	$54,697	$1,378,920
Central	327,729	(36,409)	291,320	95,047	35,385	41,174	654,854
Southern	383,959	(65,343)	318,616	101,827	37,841	37,671	818,648
Corporate(a), (d)	—	—	—	5,282	1,667	1,287	63,562

	$1,513,542	$(193,785)	$1,319,757	$420,410	$147,456	$134,829	$2,915,984

(a)	Corporate functions include accounting, legal, tax, treasury, information technology, risk management, human resources, training and other administrative functions.

(b)
Intercompany revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.

(c)
For those items included in the determination of operating income before depreciation, amortization and gain (loss) on disposal of assets, the accounting policies of the segments are the same as those described in Note 1. The segment operating income before depreciation, amortization and gain (loss) on disposal of assets information has been adjusted to reflect the allocation of realized losses on diesel fuel hedge agreements to the Company’s three geographic operating segments for the year ended December 31, 2009. The Company entered into fuel hedge agreements in December 2008, with the fuel hedges commencing in January 2009; however, the Company did not begin allocating these realized losses on its diesel fuel hedge agreements to its three geographic operating segments until January 1, 2010.

(d)	Corporate assets include cash, net deferred tax assets, debt issuance costs, equity investments, and corporate facility leasehold improvements and equipment.

(e)
Goodwill is included within total assets for each of the Company’s three geographic operating segments. During the second quarter of 2008, the Company realigned its organizational structure, which reduced the number of its geographic operating segments from four to three. During the first quarter of 2010, the Company realigned certain of its districts between operating segments. These realignments resulted in the reallocation of goodwill among its segments.

The following table shows changes in goodwill during the years ended December 31, 2009 and 2010, by reportable segment:

	Western	Central	Southern	Total
Balance as of December 31, 2008	$257,560	$313,145	$266,225	$836,930
Goodwill acquired	34,221	221	36,864	71,306
Goodwill divested	—	—	(1,526)	(1,526)

Balance as of December 31, 2009	291,781	313,366	301,563	906,710
Goodwill transferred	20,295	(20,295)	—	—
Goodwill acquired	962	12,767	8,588	22,317
Goodwill divested	—	(64)	(1,111)	(1,175)

Balance as of December 31, 2010	$313,038	$305,774	$309,040	$927,852

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

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
A reconciliation of the Company’s primary measure of segment profitability (operating income before depreciation, amortization and gain (loss) on disposal of assets for reportable segments) to Income before income tax provision in the Consolidated Statements of Income is as follows:

	Years ended December 31,
	2008	2009	2010
Operating income before depreciation, amortization and gain (loss) on disposal of assets	$310,414	$360,952	$420,410
Depreciation	(91,095)	(117,796)	(132,874)
Amortization of intangibles	(6,334)	(12,962)	(14,582)
Gain (loss) on disposal of assets	(629)	481	(571)
Interest expense	(43,102)	(49,161)	(40,134)
Interest income	3,297	1,413	590
Loss on extinguishment of debt	—	—	(10,193)
Other income (expense)	(633)	(7,551)	2,830

Income before income tax provision	$171,918	$175,376	$225,476

The table below shows, for the periods indicated, the Company’s total reported revenues by service line and with intercompany eliminations:

	Years Ended December 31,
	2008	2009	2010
Collection	$787,713	$901,768	$951,327
Disposal and transfer	308,811	392,497	458,241
Recycling and other	89,594	68,845	103,974

	1,186,118	1,363,110	1,513,542
Less: intercompany elimination	(136,515)	(171,717)	(193,785)

Total revenues	$1,049,603	$1,191,393	$1,319,757

15. NET INCOME PER SHARE INFORMATION
The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income per common share attributable to the Company’s common stockholders for the years ended December 31, 2008, 2009 and 2010:

	Years Ended December 31,
	2008	2009	2010
Numerator:
Net income attributable to Waste Connections for basic and diluted earnings per share	$102,903	$109,825	$135,104

Denominator:
Basic shares outstanding	105,037,311	119,119,601	115,646,173
Dilutive effect of 2026 Notes	61,905	—	—
Dilutive effect of stock options and warrants	1,742,787	1,158,094	833,502
Dilutive effect of restricted stock	287,565	228,467	414,529

Diluted shares outstanding	107,129,568	120,506,162	116,894,204

The 2026 Notes were dilutive in the third quarter of 2008; therefore, in accordance with the earnings per share guidance, the Company has included within diluted shares outstanding the dilutive effect of the conversion value in excess of the principal value of the notes. The 2026 Notes were not dilutive during the year ended December 31, 2009. On April 1, 2010, the Company redeemed the aggregate principal amount of its 2026 Notes.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Additionally, as of December 31, 2008, 2009 and 2010, warrants to purchase 4,466, 38,240 and 18,712 shares of common stock, respectively, were excluded from the computation of diluted earnings per share as they were anti-dilutive. As of December 31, 2008, 2009 and 2010, all outstanding stock options were dilutive and included in the computation of diluted earnings per share.
16. EMPLOYEE BENEFIT PLANS
WCI has a voluntary savings and investment plan (the “WCI 401(k) Plan”), which is available to all eligible, non-union employees of WCI. Under the WCI 401(k) Plan, WCI makes matching contributions of 50% of every dollar of a participating employee’s pre-tax contributions until the employee’s contributions equal 5% of the employee’s eligible compensation, subject to certain limitations imposed by the U.S. Internal Revenue Code.
Prior to February, 2010, three wholly-owned subsidiaries of the Company also maintained voluntary savings and investment plans, which were available to all eligible, non-union employees of the respective subsidiaries: Murrey’s Disposal Company, Inc.; Harold LeMay Enterprises, Incorporated; and Pierce County Recycling, Composting, and Disposal, LLC. The assets of all three plans maintained by these subsidiaries were merged into the WCI 401(k) Plan in January 2010. Effective January 1, 2010, all eligible employees of the three subsidiaries participate in the WCI 401(k) Plan and their respective employers make matching contributions to the WCI 401(k) Plan, consistent with WCI’s matching contributions described above.
Total employer expenses, including employer matching contributions, for the 401(k) Plans described above were approximately $4,254, $5,999, and $4,788, respectively, during the years ended December 31, 2008, 2009, and 2010. These amounts include matching contributions made under the Deferred Compensation Plan, described below.
The Company also participates in various “multiemployer” pension plans administered by employee and union trustees. The Company makes periodic contributions to these plans to allow them to meet their pension benefit obligations to their participants. During the years ended December 31, 2008, 2009 and 2010, the Company’s total employer expenses for the multiemployer pension plans were approximately $453, $1,530, and $1,844, respectively.
Effective for compensation paid on and after July 1, 2004, the Company established a Deferred Compensation Plan for eligible employees, which was amended and restated effective January 1, 2008, and January 1, 2010 (the “Deferred Compensation Plan”). The Deferred Compensation Plan is a non-qualified deferred compensation program under which the eligible participants, including officers and certain employees who meet a minimum salary threshold, may voluntarily elect to defer up to 80% of their base salaries and up to 100% of their bonuses, commissions and restricted stock unit grants. Members of the Company’s Board of Directors are eligible to participate in the Deferred Compensation Plan with respect to their Director fees. Although the Company periodically contributes the amount of its obligation under the plan to a trust for the benefit of the participants, the amounts of any compensation deferred under the Plan constitute an unsecured obligation of the Company to pay the participants in the future and, as such, are subject to the claims of other creditors in the event of insolvency proceedings. Participants may elect certain future distribution dates on which all or a portion of their accounts will be paid to them, including in the case of a change in control of the Company. Their accounts will be distributed to them in cash, except for amounts credited with respect to deferred restricted stock unit grants, which will be distributed in shares of the Company’s common stock pursuant to the Third Amended and Restated 2004 Equity Incentive Plan. In addition to the amount of participants’ contributions, the Company will pay participants an amount reflecting a deemed return based on the returns of various mutual funds or measurement funds selected by the participants, except in the case of restricted stock units that are deferred, which are credited to their accounts as shares of Company common stock. The measurement funds are used only to determine the amount of return the Company pays to participants and participant funds are not actually invested in the measurement fund, nor are any shares of Company common stock acquired under the Deferred Compensation Plan. The Company also makes a matching contribution to the Deferred Compensation Plan of 50% of every dollar of a participating employee’s pre-tax contributions until the employee’s contributions equal 5% of the employee’s eligible compensation, less the amount of any match the Company makes on behalf of the employee under the WCI 401(k) Plan, and subject to the same limits that apply to the WCI 401(k) Plan, except that the Company’s matching contributions under the Deferred Compensation Plan are 100% vested when made. The total liability for deferred compensation at December 31, 2009 and 2010 was $4,657 and $7,347, respectively, which was recorded in Other long-term liabilities in the Consolidated Balance Sheets.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table summarizes the unaudited consolidated quarterly results of operations as reported for 2009:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$262,675	$302,830	$315,990	$309,897
Operating income	47,634	59,418	64,761	58,861
Net income	22,312	30,682	34,263	23,554
Net income attributable to Waste Connections	21,978	30,438	34,150	23,259
Basic income per common share attributable to Waste Connections’ common stockholders	0.18	0.25	0.29	0.20
Diluted income per common share attributable to Waste Connections’ common stockholders	0.18	0.25	0.29	0.19
In October 2009, the Company recorded a pre-tax charge of $9,250 ($5,753 net of taxes) to Other income (expense), net resulting from the termination of two interest rate swap agreements prior to their expiration.
The following table summarizes the unaudited consolidated quarterly results of operations as reported for 2010:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$307,540	$330,477	$345,785	$335,955
Operating income	59,606	69,351	75,685	67,742
Net income	27,814	30,637	41,257	36,435
Net income attributable to Waste Connections	27,574	30,400	40,986	36,145
Basic income per common share attributable to Waste Connections’ common stockholders	0.24	0.26	0.35	0.32
Diluted income per common share attributable to Waste Connections’ common stockholders	0.23	0.26	0.35	0.31
On April 1, 2010, the Company redeemed the $200,000 aggregate principal amount of the 2026 Notes and, as a result of the redemption, recognized $9,734 of pre-tax expense ($6,035 net of taxes) to Loss on extinguishment of debt.
18. SUBSEQUENT EVENT
On January 28, 2011, the Company announced that its Board of Directors approved a regular quarterly cash dividend of $0.075 per share on the Company’s common stock. The dividend will be paid on March 1, 2011, to stockholders of record on the close of business on February 22, 2011.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010, at the reasonable assurance level such that information required to be disclosed in our Exchange Act reports: (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our internal control over financial reporting as of December 31, 2010. In conducting our evaluation, we used the framework set forth in the report titled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2010.
The effectiveness of our internal control over financial reporting as of December 31, 2010, has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in its report which appears in Item 8 of this Annual Report of Form 10-K.
Changes in Internal Control Over Financial Reporting
Based on an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, there has been no change to our internal control over financial reporting that occurred during the three month period ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except as set forth above in Part I under “Executive Officers of the Registrant” and in the paragraph below, the information required by Item 10 has been omitted from this report, and is incorporated by reference to the sections “Election of Directors,” “Corporate Governance and Board Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, which we will file with the SEC pursuant to Regulation 14A within 120 days after the end of our 2010 fiscal year.
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
ITEM 11. EXECUTIVE COMPENSATION
Information required by Item 11 has been omitted from this report and is incorporated by reference to the sections “Executive Compensation” and “Corporate Governance and Board Matters” in our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by Item 12 has been omitted from this report and is incorporated by reference to the sections “Principal Stockholders” and “Equity Compensation Plan Information” in our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by Item 13 has been omitted from this report and is incorporated by reference to the sections “Certain Relationships and Related Transactions” and “Corporate Governance and Board Matters” in our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by Item 14 has been omitted from this report and is incorporated by reference to the section “Appointment of Independent Registered Public Accounting Firm” in our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	See Index to Consolidated Financial Statements on page 51. The following Financial Statement Schedule is filed herewith on page 101 and made a part of this Report:
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

Waste Connections, Inc.
Date: February 9, 2011	By:	/s/ Ronald J. Mittelstaedt
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

Signature	Title	Date

/s/ Ronald J. Mittelstaedt Ronald J. Mittelstaedt	Chief Executive Officer and Chairman (principal executive officer)	February 9, 2011

/s/ Worthing F. Jackman Worthing F. Jackman	Executive Vice President and Chief Financial Officer (principal financial officer)	February 9, 2011

/s/ David G. Eddie David G. Eddie	Senior Vice President and Chief Accounting Officer (principal accounting officer)	February 9, 2011

/s/ Michael W. Harlan Michael W. Harlan	Director	February 9, 2011

/s/ William J. Razzouk William J. Razzouk	Director	February 9, 2011

/s/ Robert H. Davis Robert H. Davis	Director	February 9, 2011

/s/ Edward E. Guillet Edward E. Guillet	Director	February 9, 2011

WASTE CONNECTIONS, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2008, 2009 and 2010
(in thousands)

		Additions		Deductions
	Balance at	Charged to	Charged to	(Write-offs,
	Beginning of	Costs and	Other	Net of	Balance at End
Description	Year	Expenses	Accounts	Collections)	of Year
Allowance for Doubtful Accounts:
Year Ended December 31, 2008	$4,387	$4,126	$—	$(4,667)	$3,846
Year Ended December 31, 2009	3,846	5,357	—	(5,145)	4,058
Year Ended December 31, 2010	4,058	5,126	—	(4,100)	5,084

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits

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

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on July 24, 2007)

3.2	Third Amended and Restated Bylaws of the Registrant, effective May 15, 2009 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on April 23, 2009)

4.1	Form of Common Stock Certificate (incorporated by reference to the exhibit filed with the Registrant’s Form S-1/A filed on May 6, 1998)

4.2	Revolving Credit Agreement, dated as of September 27, 2007 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on October 3, 2007)

4.3	Increase in Commitment, dated as of June 9, 2008 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on June 10, 2008)

4.4	Amendment No. 1 to Revolving Credit Agreement, dated as of October 17, 2008 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-K filed on February 10, 2009)

4.5	Amendment No. 2 to Revolving Credit Agreement, dated as of July 10, 2009 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on August 5, 2009)

4.6	Master Note Purchase Agreement, dated July 15, 2008 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on July 18, 2008)

4.7	Amendment No. 1 to Master Note Purchase Agreement, dated as of July 20, 2009 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on August 5, 2009)

4.8	First Supplement to Master Note Purchase Agreement, dated as of October 26, 2009 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on October 27, 2009)

Exhibit
Number		Description of Exhibits

4.9		Amendment No. 2 to Master Note Purchase Agreement, dated as of November 24, 2010 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on November 26, 2010)

10.1	+	Form of Warrant Agreement (incorporated by reference to the exhibit filed with the Registrant’s Form S-1 filed on March 16, 1998)

10.2	+	Employment Agreement between the Registrant and James M. Little, dated as of September 13, 1999 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-K filed on March 13, 2000)

10.3	+
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

10.12	+
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

10.14	+	Form of Indemnification Agreement between the Registrant and each of its directors and officers (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on July 31, 2006)

10.15	+	Employment Agreement between the Registrant and Eric M. Merrill, dated as of June 1, 2007 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on July 24, 2007)

Exhibit
Number		Description of Exhibits

10.16	+	Employment Agreement between the Registrant and Patrick J. Shea, dated as of February 1, 2008 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on April 23, 2008)

10.17	+	Consultant Incentive Plan (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on April 23, 2008)

10.18	+	Amended and Restated Senior Management Incentive Plan (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on July 30, 2008)

10.19	+
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

10.21	+	Form of Amendment to Employment Agreement between the Registrant and James M. Little (incorporated by reference to the exhibit filed with the Registrant’s Form 10-K filed on February 10, 2009)

10.22	+	Form of Amendment to Employment Agreement between the Registrant and Eric O. Hansen (incorporated by reference to the exhibit filed with the Registrant’s Form 10-K filed on February 10, 2009)

10.23	+	Employment Agreement between the Registrant and Rick Wojahn, dated as of February 9, 2009 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on May 8, 2009)

10.24	+	Employment Agreement between the Registrant and Scott Schreiber, dated as of February 9, 2009 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on May 8, 2009)

10.25	+	Nonqualified Deferred Compensation Plan, amended and restated as of January 1, 2010 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-K filed on February 9, 2010)

10.26	+	Summary of FY 2010 Management Incentive Compensation Program for Eric M. Merrill (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on April 21, 2010)

10.27	+	Third Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on July 21, 2010)

10.28	+*	Amended and Restated Compensation Plan for Independent Directors, dated January 1, 2011

10.29	+*	Employment Agreement between the Registrant and Greg Thibodeaux, dated as of July 1, 2000

10.30	+*	Form of Amendment to Employment Agreement between the Registrant and Greg Thibodeaux

12.1	*	Statement regarding Computation of Ratios

21.1	*	Subsidiaries of the Registrant

23.1	*	Consent of Independent Registered Public Accounting Firm

24.1	*	Power of Attorney (see signature page of this Annual Report on Form 10-K)

Exhibit
Number		Description of Exhibits

31.1	*	Certification of Chief Executive Officer

31.2	*	Certification of Chief Financial Officer

32.1	*	Certificate of Chief Executive Officer and Chief Financial Officer

101	*
The following materials from Waste Connections, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Equity and Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.

+	Management contract or compensatory plan, contract or arrangement.