Form 10-Q
period 2011-03-31
WASTE CONNECTIONS, INC.
filed 2011-04-26
CIK 1057058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
As of April 15, 2011: 113,578,838 shares of common stock

WASTE CONNECTIONS, INC.
FORM 10-Q

Page
PART I — FINANCIAL INFORMATION (unaudited)

Item 1. Financial Statements

Condensed Consolidated Balance Sheets	1

Condensed Consolidated Statements of Income	2

Condensed Consolidated Statements of Equity and Comprehensive Income	3

Condensed Consolidated Statements of Cash Flows	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3. Quantitative and Qualitative Disclosures About Market Risk	44

Item 4. Controls and Procedures	47

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	48

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	48

Item 6. Exhibits	48

Signatures	49

Exhibit Index	50

Exhibit 10.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and equivalents	$11,093	$9,873
Accounts receivable, net of allowance for doubtful accounts of $4,548 and $5,084 at March 31, 2011 and December 31, 2010, respectively	149,485	152,156
Deferred income taxes	12,233	20,130
Prepaid expenses and other current assets	33,546	33,402

Total current assets	206,357	215,561

Property and equipment, net	1,318,704	1,337,476
Goodwill	928,632	927,852
Intangible assets, net	377,092	381,475
Restricted assets	27,716	30,441
Other assets, net	23,902	23,179

	$2,882,403	$2,915,984

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$66,753	$85,252
Book overdraft	12,380	12,396
Accrued liabilities	96,380	99,075
Deferred revenue	54,408	54,157
Current portion of long-term debt and notes payable	2,678	2,657

Total current liabilities	232,599	253,537

Long-term debt and notes payable	872,282	909,978
Other long-term liabilities	47,658	47,637
Deferred income taxes	348,777	334,414

Total liabilities	1,501,316	1,545,566

Commitments and contingencies (Note 14)

Equity:
Preferred stock: $0.01 par value per share; 7,500,000 shares authorized; none issued and outstanding	—	—
Common stock: $0.01 par value per share; 150,000,000 shares authorized; 113,578,009 and 113,950,081 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	1,136	1,139
Additional paid-in capital	488,710	509,218
Accumulated other comprehensive income (loss)	482	(3,095)
Retained earnings	886,911	858,887

Total Waste Connections’ equity	1,377,239	1,366,149
Noncontrolling interests	3,848	4,269

Total equity	1,381,087	1,370,418

	$2,882,403	$2,915,984

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share and per share amounts)

	Three months ended March 31,
	2011	2010
Revenues	$331,468	$307,540
Operating expenses:
Cost of operations	187,066	176,990
Selling, general and administrative	38,838	35,658
Depreciation	33,037	31,444
Amortization of intangibles	3,977	3,585
Loss (gain) on disposal of assets	(25)	257

Operating income	68,575	59,606

Interest expense	(8,833)	(12,262)
Interest income	134	154
Other income, net	394	179

Income before income tax provision	60,270	47,677
Income tax provision	(23,477)	(19,863)

Net income	36,793	27,814
Less: Net income attributable to noncontrolling interests	(254)	(240)

Net income attributable to Waste Connections	$36,539	$27,574

Earnings per common share attributable to Waste Connections’ common stockholders:
Basic	$0.32	$0.24

Diluted	$0.32	$0.23

Shares used in the per share calculations:
Basic	113,519,266	116,560,332

Diluted	114,401,304	118,014,102

Cash dividends per common share	$0.075	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2011
(Unaudited)
(In thousands, except share amounts)

		Waste Connections’ Equity
					Accumulated
					Other
				Additional	Comprehensive
	Comprehensive	Common Stock		Paid-In	Income	Retained	Noncontrolling
	Income	Shares	Amount	Capital	(Loss)	Earnings	Interests	Total
Balances at December 31, 2010		113,950,081	$1,139	$509,218	$(3,095)	$858,887	$4,269	$1,370,418
Vesting of restricted stock units		510,060	5	(5)	—	—	—	—
Tax withholdings related to net share settlements of restricted stock units		(175,871)	(2)	(5,167)	—	—	—	(5,169)
Equity-based compensation		—	—	2,996	—	—	—	2,996
Exercise of stock options and warrants		44,744	1	436	—	—	—	437
Excess tax benefit associated with equity-based compensation		—	—	1,838	—	—	—	1,838
Repurchase of common stock		(751,005)	(7)	(20,606)	—	—	—	(20,613)
Cash dividends on common stock		—	—	—	—	(8,515)	—	(8,515)
Amounts reclassified into earnings, net of taxes		—	—	—	654	—	—	654
Changes in fair value of swaps, net of taxes		—	—	—	2,923	—	—	2,923
Distributions to noncontrolling interests		—	—	—	—	—	(675)	(675)
Net income	$36,793	—	—	—	—	36,539	254	36,793
Other comprehensive income	5,770	—	—	—	—	—	—	—
Income tax effect of other comprehensive income	(2,193)	—	—	—	—	—	—	—

Comprehensive income	40,370	—	—	—	—	—	—	—
Comprehensive income attributable to noncontrolling interests	(254)	—	—	—	—	—	—	—

Comprehensive income attributable to Waste Connections	$40,116	—	—	—	—	—	—	—

Balances at March 31, 2011		113,578,009	$1,136	$488,710	$482	$886,911	$3,848	$1,381,087

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2010
(Unaudited)
(In thousands, except share amounts)

		Waste Connections’ Equity
					Accumulated
					Other
				Additional	Comprehensive
	Comprehensive	Common Stock		Paid-In	Income	Retained	Noncontrolling
	Income	Shares	Amount	Capital	(Loss)	Earnings	Interests	Total
Balances at December 31, 2009		117,898,624	$786	$625,173	$(4,892)	$732,738	$3,231	$1,357,036
Vesting of restricted stock units		475,083	3	(3)	—	—	—	—
Tax withholdings related to net share settlements of restricted stock units		(164,724)	(1)	(3,513)	—	—	—	(3,514)
Equity-based compensation		—	—	2,940	—	—	—	2,940
Exercise of stock options and warrants		503,438	3	4,949	—	—	—	4,952
Excess tax benefit associated with equity-based compensation		—	—	2,478	—	—	—	2,478
Repurchase of common stock		(2,266,551)	(15)	(49,781)	—	—	—	(49,796)
Amounts reclassified into earnings, net of taxes		—	—	—	2,349	—	—	2,349
Changes in fair value of swaps, net of taxes		—	—	—	(2,732)	—	—	(2,732)
Net income	$27,814	—	—	—	—	27,574	240	27,814
Other comprehensive loss	(643)	—	—	—	—	—	—	—
Income tax effect of other comprehensive loss	260	—	—	—	—	—	—	—

Comprehensive income	27,431	—	—	—	—	—	—	—
Comprehensive income attributable to noncontrolling interests	(240)	—	—	—	—	—	—	—

Comprehensive income attributable to Waste Connections	$27,191	—	—	—	—	—	—	—

Balances at March 31, 2010		116,445,870	$776	$582,243	$(5,275)	$760,312	$3,471	$1,341,527

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three months ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$36,793	$27,814
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on disposal of assets	(25)	257
Depreciation	33,037	31,444
Amortization of intangibles	3,977	3,585
Deferred income taxes, net of acquisitions	20,068	5,935
Amortization of debt issuance costs	242	848
Amortization of debt discount	—	1,245
Equity-based compensation	2,996	2,940
Interest income on restricted assets	(121)	(133)
Closure and post-closure accretion	484	441
Excess tax benefit associated with equity-based compensation	(1,838)	(2,478)
Net change in operating assets and liabilities, net of acquisitions	(7,235)	11,782

Net cash provided by operating activities	88,378	83,680

Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(914)	(1,819)
Capital expenditures for property and equipment	(19,528)	(26,754)
Proceeds from disposal of assets	789	802
Decrease (increase) in restricted assets, net of interest income	2,846	(379)
Decrease (increase) in other assets	36	(349)

Net cash used in investing activities	(16,771)	(28,499)

Cash flows from financing activities:
Proceeds from long-term debt	54,000	60,000
Principal payments on notes payable and long-term debt	(91,674)	(63,613)
Change in book overdraft	(16)	(981)
Proceeds from option and warrant exercises	437	4,952
Excess tax benefit associated with equity-based compensation	1,838	2,478
Payments for repurchase of common stock	(20,613)	(49,796)
Payments for cash dividends	(8,515)	—
Tax withholdings related to net share settlements of restricted stock units	(5,169)	(3,514)
Distributions to noncontrolling interests	(675)	—

Net cash used in financing activities	(70,387)	(50,474)

Net increase in cash and equivalents	1,220	4,707
Cash and equivalents at beginning of period	9,873	9,639

Cash and equivalents at end of period	$11,093	$14,346

Non-cash financing activity:
Liabilities assumed and notes payable issued to sellers of businesses acquired	$452	$312
The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
1. BASIS OF PRESENTATION AND SUMMARY
The accompanying condensed consolidated financial statements relate to Waste Connections, Inc. and its subsidiaries (“WCI” or the “Company”) for the three month periods ended March 31, 2011 and 2010. In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows and equity and comprehensive income include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with U.S. generally accepted accounting principles (“GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include accounting for landfills, self-insurance, income taxes, allocation of acquisition purchase price and asset impairments. An additional area that involves estimation is when the Company estimates the amount of potential exposure it may have with respect to litigation, claims and assessments in accordance with the accounting guidance on contingencies. Actual results for all estimates could differ materially from the estimates and assumptions that the Company uses in the preparation of its condensed consolidated financial statements.
Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
2. RECLASSIFICATION
Certain amounts reported in the Company’s prior period’s financial statements have been reclassified to conform with the 2011 presentation.
3. FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s financial instruments consist primarily of cash, trade receivables, restricted assets, trade payables, debt instruments, interest rate swaps and fuel hedges. As of March 31, 2011 and December 31, 2010, the carrying values of cash, trade receivables, restricted assets, and trade payables are considered to be representative of their respective fair values. The carrying values of the Company’s debt instruments, excluding the 6.22% Senior Notes due 2015 (the “2015 Notes”) and the 5.25% Senior Notes due 2019 (the “2019 Notes”), approximate their fair values as of March 31, 2011 and December 31, 2010, based on current borrowing rates for similar types of borrowing arrangements. The Company’s 2015 Notes had a carrying value of $175,000 and a fair value of approximately $194,548 and $198,300 at March 31, 2011 and December 31, 2010, respectively, based on quotes of bonds with similar ratings in similar industries. The Company’s 2019 Notes had a carrying value of $175,000 and a fair value of approximately $188,598 and $191,316 at March 31, 2011 and December 31, 2010, respectively, based on quotes of bonds with similar ratings in similar industries. For details on the fair value of the Company’s interest rate swaps and fuel hedges, refer to Note 11.
4. LANDFILL ACCOUNTING
At March 31, 2011, the Company owned 35 landfills, and operated, but did not own, four landfills under life-of-site operating agreements and five landfills under limited-term operating agreements. The Company’s landfills had site costs with a net book value of $746,284 at March 31, 2011. With the exception of two owned landfills that only accept construction and demolition and other non-putrescible waste, all landfills that the Company owns or operates are municipal solid waste landfills. For the Company’s five landfills operated under limited-term operating agreements, the owner of the property (generally a municipality) usually owns the permit and the Company operates the landfill for a contracted term, which may be the life of the landfill. Where the contracted term is not the life of the landfill, the property owner is generally responsible for final capping, closure and post-closure obligations. The Company is responsible for all final capping, closure and post-closure liabilities at three of the four landfills that it operates under life-of-site operating agreements.

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
Based on remaining permitted capacity as of March 31, 2011, and projected annual disposal volumes, the average remaining landfill life for the Company’s owned landfills and landfills operated under life-of-site operating agreements is estimated to be approximately 41 years. As of March 31, 2011, the Company is seeking to expand permitted capacity at seven of its owned landfills and one landfill that it operates under a life-of-site operating agreement, and considers the achievement of these expansions to be probable. Although the Company cannot be certain that all future expansions will be permitted as designed, the average remaining life, when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume, of the Company’s owned landfills and landfills operated under life-of-site operating agreements is 52 years, with lives ranging from 1 to 189 years.
During the three months ended March 31, 2011 and 2010, the Company expensed $8,941 and $8,389, respectively, or an average of $2.92 and $2.97 per ton consumed, respectively, related to landfill depletion at owned landfills and landfills operated under life-of-site agreements.
The Company reserves for final capping, closure and post-closure maintenance obligations at the landfills it owns and landfills it operates under life-of-site operating agreements. The Company calculates the net present value of its final capping, closure and post-closure commitments by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure and discounting the inflated total to its present value using a credit-adjusted risk-free rate. Any changes in expectations that result in an upward revision to the estimated undiscounted cash flows are treated as a new liability and are inflated and discounted at rates reflecting current market conditions. Any changes in expectations that result in a downward revision (or no revision) to the estimated undiscounted cash flows result in a liability that is inflated and discounted at rates reflecting the market conditions at the time the cash flows were originally estimated. This policy results in the Company’s capping, closure and post-closure liabilities being recorded in “layers.” At January 1, 2011, the Company decreased its discount rate assumption for purposes of computing 2011 “layers” for final capping, closure and post-closure obligations from 6.5% to 5.75%, in order to more accurately reflect the Company’s long-term cost of borrowing as of the end of 2010. The Company’s inflation rate assumption is 2.5% for the years ending December 31, 2010 and 2011. The resulting final capping, closure and post-closure obligations are recorded on the balance sheet along with an offsetting addition to site costs, which is amortized to depletion expense as the landfills’ airspace is consumed. Interest is accreted on the recorded liability using the corresponding discount rate. During the three months ended March 31, 2011 and 2010, the Company expensed $484 and $441, respectively, or an average of $0.16 per ton consumed for each period, related to final capping, closure and post-closure accretion expense.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
The following is a reconciliation of the Company’s final capping, closure and post-closure liability balance from December 31, 2010 to March 31, 2011:

Final capping, closure and post-closure liability at December 31, 2010	$28,537
Adjustments to final capping, closure and post-closure liabilities	(1,403)
Liabilities incurred	514
Accretion expense	484
Closure payments	(25)

Final capping, closure and post-closure liability at March 31, 2011	$28,107

The adjustments to final capping, closure and post-closure liabilities primarily consisted of an increase in estimated airspace at one of the Company’s landfills at which an expansion is being pursued. The Company performs its annual review of its cost and capacity estimates in the first quarter of each year.
At March 31, 2011, $25,369 of the Company’s restricted assets balance was for purposes of securing its performance of future final capping, closure and post-closure obligations.
5. LONG-TERM DEBT
Long-term debt consists of the following:

	March 31,	December 31,
	2011	2010
Revolver under Credit Facility, bearing interest ranging from 0.87% to 3.25%*	$473,600	$511,000
2015 Notes, bearing interest at 6.22%	175,000	175,000
2019 Notes, bearing interest at 5.25%	175,000	175,000
Tax-exempt bonds, bearing interest ranging from 0.22% to 0.44%*	39,420	39,420
Notes payable to sellers in connection with acquisitions, bearing interest at 2.50% to 10.35%*	8,937	9,159
Notes payable to third parties, bearing interest at 6.7% to 10.9%*	3,003	3,056

	874,960	912,635
Less — current portion	(2,678)	(2,657)

	$872,282	$909,978

*	Interest rates in the table above represent the range of interest rates incurred during the three month period ended March 31, 2011.
6. ACQUISITIONS
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

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
During the three months ended March 31, 2011, the Company acquired one individually immaterial non-hazardous solid waste collection business. During the three months ended March 31, 2010, the Company acquired five individually immaterial non-hazardous solid waste collection businesses. The acquisitions completed during the three months ended March 31, 2011 and 2010, were not material to the Company’s results of operations, either individually or in the aggregate. As a result, pro forma financial information has not been provided. The Company expects these acquired businesses to contribute towards the achievement of the Company’s strategy to expand through acquisitions.
The following table summarizes the consideration transferred to acquire these businesses and the amounts of identified assets acquired and liabilities assumed associated with businesses acquired at the acquisition date for acquisitions consummated in the three months ended March 31, 2011 and 2010:

	2011	2010
	Acquisitions	Acquisitions
Fair value of consideration transferred:
Cash	$814	$1,819

Recognized amounts of identifiable assets acquired and liabilities assumed:
Accounts receivable	183	339
Other current assets	3	1
Property and equipment	106	277
Long-term franchise agreements and contracts	—	19
Customer lists	194	425
Accounts payable	(46)	—
Accrued liabilities	(32)	(279)
Deferred revenue	(374)	(33)

Total identifiable net assets	34	749

Goodwill	$780	$1,070

The goodwill is attributable to the synergies and ancillary growth opportunities expected to arise after the Company’s acquisition of these businesses. Goodwill acquired during the three months ended March 31, 2011 and 2010, is expected to be deductible for tax purposes.
The fair value of acquired working capital related to four acquisitions completed during the last 12 months is provisional pending receipt of information from the acquiree to support the fair value of the assets acquired and liabilities assumed. Any adjustments recorded relating to finalizing the working capital for these four acquisitions are not expected to be material to the Company’s financial position.
The gross amount of trade receivables due under contracts acquired during the period ended March 31, 2011, is $239, of which $56 is expected to be uncollectible. The gross amount of trade receivables due under contracts acquired during the period ended March 31, 2010, is $342, of which $3 is expected to be uncollectible. The Company did not acquire any other class of receivable as a result of the acquisition of these businesses.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
A reconciliation of the Fair value of consideration transferred, as disclosed in the table above, to Payments for acquisitions, net of cash acquired, as reported in the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010, is as follows:

	2011	2010
	Acquisitions	Acquisitions
Cash consideration transferred	$814	$1,819
Payment of contingent consideration	100	—

Payments for acquisitions, net of cash acquired	$914	$1,819

During the three month periods ended March 31, 2011 and 2010, the Company incurred $671 and $151, respectively, of acquisition-related costs. These expenses are included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Income.
7. INTANGIBLE ASSETS
Intangible assets, exclusive of goodwill, consisted of the following at March 31, 2011:

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Amortizable intangible assets:
Long-term franchise agreements and contracts	$189,726	$(26,977)	$162,749
Customer lists	63,079	(19,693)	43,386
Non-competition agreements	9,414	(6,094)	3,320
Other	21,236	(2,518)	18,718

	283,455	(55,282)	228,173
Nonamortized intangible assets:
Indefinite-lived intangible assets	148,919	—	148,919

Intangible assets, exclusive of goodwill	$432,374	$(55,282)	$377,092

The weighted-average amortization period of customer lists acquired during the three months ended March 31, 2011 was 5.0 years.

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
Estimated future amortization expense for the next five years of amortizable intangible assets is as follows:

For the year ending December 31, 2011	$15,776
For the year ending December 31, 2012	$15,174
For the year ending December 31, 2013	$13,676
For the year ending December 31, 2014	$13,045
For the year ending December 31, 2015	$12,422
8. SEGMENT REPORTING
The Company’s revenues are derived from one industry segment, which includes the collection, transfer, recycling and disposal of non-hazardous solid waste. No single contract or customer accounted for more than 10% of the Company’s total revenues at the consolidated or reportable segment level during the periods presented.
The Company manages its operations through three geographic operating segments, which are also the Company’s reportable segments. Each operating segment is responsible for managing several vertically integrated operations, which are comprised of districts. The segment information presented herein reflects the realignment of certain of the Company’s districts between operating segments in the first quarter of 2010. For the three month periods ended March 31, 2011 and 2010, the Company’s Western Region was comprised of operating locations in California, Idaho, Montana, Nevada, Oregon, Washington and western Wyoming; the Company’s Central Region was comprised of operating locations in Colorado, Kansas, Michigan, Minnesota, Nebraska, Oklahoma, South Dakota, Utah and eastern Wyoming; and the Company’s Southern Region was comprised of operating locations in Alabama, Arizona, Illinois, Iowa, Kentucky, Louisiana, Mississippi, New Mexico, North Carolina, South Carolina, Tennessee and Texas.
The Company’s Chief Operating Decision Maker (“CODM”) evaluates operating segment profitability and determines resource allocations based on operating income before depreciation, amortization and gain (loss) on disposal of assets. Operating income before depreciation, amortization and gain (loss) on disposal of assets is not a measure of operating income, operating performance or liquidity under GAAP and may not be comparable to similarly titled measures reported by other companies. The Company’s management uses operating income before depreciation, amortization and gain (loss) on disposal of assets in the evaluation of segment operating performance as it is a profit measure that is generally within the control of the operating segments. A reconciliation of operating income before depreciation, amortization and gain (loss) on disposal of assets to income before income tax provision is included at the end of this Note 8.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
Summarized financial information concerning the Company’s reportable segments for the three months ended March 31, 2011 and 2010, is shown in the following tables:

				Operating Income
				Before Depreciation,
Three Months				Amortization and
Ended	Gross	Intercompany	Net	Gain (Loss) on
March 31, 2011	Revenues	Revenues(b)	Revenues	Disposal of Assets(c)
Western	$197,466	$(22,901)	$174,565	$54,453
Central	80,070	(8,032)	72,038	23,917
Southern	101,605	(16,740)	84,865	28,471
Corporate(a)	—	—	—	(1,277)

	$379,141	$(47,673)	$331,468	$105,564

				Operating Income
				Before Depreciation,
Three Months				Amortization and
Ended	Gross	Intercompany	Net	Gain (Loss) on
March 31, 2010	Revenues	Revenues(b)	Revenues	Disposal of Assets(c)
Western	$188,514	$(21,512)	$167,002	$50,446
Central	73,368	(7,786)	65,582	20,553
Southern	90,187	(15,231)	74,956	23,974
Corporate(a)	—	—	—	(81)

	$352,069	$(44,529)	$307,540	$94,892

(a)	Corporate functions include accounting, legal, tax, treasury, information technology, risk management, human resources, training and other administrative functions.

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

The following tables show changes in goodwill during the three months ended March 31, 2011 and 2010, by reportable segment:

	Western	Central	Southern	Total
Balance as of December 31, 2010	$313,038	$305,774	$309,040	$927,852
Goodwill acquired	—	576	204	780
Goodwill divested	—	—	—	—

Balance as of March 31, 2011	$313,038	$306,350	$309,244	$928,632

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
A reconciliation of the Company’s primary measure of segment profitability (operating income before depreciation, amortization and gain (loss) on disposal of assets for reportable segments) to Income before income tax provision in the Condensed Consolidated Statements of Income is as follows:

	Three months ended
	March 31,
	2011	2010
Operating income before depreciation, amortization and gain (loss) on disposal of assets	$105,564	$94,892
Depreciation	(33,037)	(31,444)
Amortization of intangibles	(3,977)	(3,585)
Gain (loss) on disposal of assets	25	(257)
Interest expense	(8,833)	(12,262)
Interest income	134	154
Other income, net	394	179

Income before income tax provision	$60,270	$47,677

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
The following table shows, for the periods indicated, the Company’s total reported revenues by service line and with intercompany eliminations:

	Three months ended
	March 31,
	2011	2010
Collection	$239,437	$229,070
Disposal and transfer	109,560	100,699
Intermodal, recycling and other	30,144	22,300

	379,141	352,069
Less: intercompany elimination	(47,673)	(44,529)

Total revenues	$331,468	$307,540

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
At March 31, 2011, the Company’s derivative instruments included two interest rate swap agreements as follows:

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

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
At March 31, 2011, the Company’s derivative instruments included two fuel hedge agreements as follows:

		Diesel
		Rate
	Notional	Paid
	Amount	Fixed
	(in gallons	(per	Diesel Rate Received		Expiration
Date Entered	per month)	gallon)	Variable	Effective Date	Date
December 2008	400,000	$2.950	DOE Diesel Fuel Index*	January 2011	December 2011
December 2008	400,000	$3.030	DOE Diesel Fuel Index*	January 2012	December 2012

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

The fair values of derivative instruments designated as cash flow hedges as of March 31, 2011, are as follows:

Derivatives
Designated as Cash	Asset Derivatives			Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
Interest rate swaps		$		Accrued liabilities(a)	$(4,696)
				Other long-term liabilities	(3,094)

Fuel hedges	Prepaid expenses and other current assets(b)		5,044
	Other assets, net		3,524

Total derivatives designated as cash flow hedges			$8,568		$(7,790)

(a)
Represents the estimated amount of the existing unrealized losses on interest rate swaps as of March 31, 2011 (based on the interest rate yield curve at that date), included in accumulated other comprehensive income expected to be reclassified into pre-tax earnings within the next 12 months. The actual amounts reclassified into earnings are dependent on future movements in interest rates.

(b)
Represents the estimated amount of the existing unrealized gains on fuel hedges as of March 31, 2011 (based on the forward DOE diesel fuel index curve at that date), included in accumulated other comprehensive income expected to be reclassified into pre-tax earnings within the next 12 months. The actual amounts reclassified into earnings are dependent on future movements in diesel fuel prices.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
The fair values of derivative instruments designated as cash flow hedges as of December 31, 2010, are as follows:

Derivatives
Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps			Accrued liabilities	$(4,988)
			Other long-term liabilities	(4,734)
Fuel hedges	Prepaid expenses and other current assets	$2,469
	Other assets, net	2,261

Total derivatives designated as cash flow hedges		$4,730		$(9,722)

The following table summarizes the impact of the Company’s cash flow hedges on the results of operations, comprehensive income and accumulated other comprehensive income (loss) (“AOCIL”) as of and for the three months ended March 31, 2011 and 2010:

	Amount of Gain or (Loss)
	Recognized in AOCIL on			Amount of (Gain) or Loss
Derivatives	Derivatives,			Reclassified from AOCIL into
Designated as Cash	Net of Tax (Effective		Statement of Income	Earnings, Net of Tax (Effective
Flow Hedges	Portion)(a)		Classification	Portion) (b),(c)
	Three Months Ended March 31,			Three Months Ended March 31,
	2011	2010		2011	2010
Interest rate swaps	$41	$(2,354)	Interest expense	$1,157	$1,438
Fuel hedges	2,882	(378)	Cost of operations	(503)	911

Total	$2,923	$(2,732)		$654	$2,349

(a)
In accordance with the derivatives and hedging guidance, the effective portions of the changes in fair values of interest rate swaps and fuel hedges have been recorded in equity as a component of AOCIL. As the critical terms of the interest rate swaps match the underlying debt being hedged, no ineffectiveness is recognized on these swaps and, therefore, all unrealized changes in fair value are recorded in AOCIL. Because changes in the actual price of diesel fuel and changes in the DOE index price do not offset exactly each reporting period, the Company assesses whether the fuel hedges are highly effective using the cumulative dollar offset approach.

(b)
Amounts reclassified from AOCIL into earnings related to realized gains and losses on interest rate swaps are recognized when interest payments or receipts occur related to the swap contracts, which correspond to when interest payments are made on the Company’s hedged debt.

(c)
Amounts reclassified from AOCIL into earnings related to realized gains and losses on fuel hedges are recognized when settlement payments or receipts occur related to the hedge contracts, which correspond to when the underlying fuel is consumed.

The Company measures and records ineffectiveness on the fuel hedges in Cost of operations in the Condensed Consolidated Statements of Income on a monthly basis based on the difference between the DOE index price and the actual price of diesel fuel purchased, multiplied by the notional number of gallons on the contracts. There was no significant ineffectiveness recognized on the fuel hedges during the three months ended March 31, 2011 and 2010.
See Note 12 for further discussion on the impact of the Company’s hedge accounting to its consolidated Comprehensive income and AOCIL.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
10. NET INCOME PER SHARE INFORMATION
The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income per common share attributable to the Company’s common stockholders for the three months ended March 31, 2011 and 2010:

	Three months ended
	March 31,
	2011	2010
Numerator:
Net income attributable to Waste Connections for basic and diluted earnings per share	$36,539	$27,574

Denominator:
Basic shares outstanding	113,519,266	116,560,332
Dilutive effect of stock options and warrants	476,624	1,135,932
Dilutive effect of restricted stock	405,414	317,838

Diluted shares outstanding	114,401,304	118,014,102

For the three months ended March 31, 2011, all outstanding stock options and warrants were dilutive and included in the computation of diluted earnings per share. For the three months ended March 31, 2010, stock options and warrants to purchase 5,472 shares of common stock were excluded from the computation of diluted earnings per share as they were anti-dilutive. The 2026 Notes were not dilutive during the three months ended March 31, 2010. On April 1, 2010, the Company redeemed the aggregate principal amount of its 2026 Notes.
11. FAIR VALUE MEASUREMENTS
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

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
The Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010, were as follows:

	Fair Value Measurement at March 31, 2011 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap derivative instruments — net liability position	$(7,790)	$—	$(7,790)	$—
Fuel hedge derivative instruments — net asset position	$8,568	$—	$—	$8,568
Restricted assets	$27,958	$27,958	$—	$—

	Fair Value Measurement at December 31, 2010 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap derivative instruments — net liability position	$(9,722)	$—	$(9,722)	$—
Fuel hedge derivative instruments — net asset position	$4,730	$—	$—	$4,730
Restricted assets	$30,791	$30,791	$—	$—
During the three months ended March 31, 2011, there were no fair value measurements of assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
The following table summarizes the change in the fair value for Level 3 derivatives for the three months ended March 31, 2011:

Level 3
Derivatives
Balance as of December 31, 2010	$4,730
Realized gains included in earnings	(811)
Unrealized losses included in AOCIL	4,649

Balance as of March 31, 2011	$8,568

The following table summarizes the change in the fair value for Level 3 derivatives for the three months ended March 31, 2010:

Level 3
Derivatives
Balance as of December 31, 2009	$(104)
Realized losses included in earnings	1,470
Unrealized gains included in AOCIL	(610)

Balance as of March 31, 2010	$756

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
12. COMPREHENSIVE INCOME
Comprehensive income includes changes in the fair value of interest rate swaps and fuel hedges that qualify for hedge accounting. The components of other comprehensive income (loss) and related tax effects for the three month periods ended March 31, 2011 and 2010, are as follows:

	Three months ended March 31, 2011
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$1,866	$(709)	$1,157
Fuel hedge amounts reclassified into cost of operations	(811)	308	(503)
Changes in fair value of interest rate swaps	66	(25)	41
Changes in fair value of fuel hedges	4,649	(1,767)	2,882

	$5,770	$(2,193)	$3,577

	Three months ended March 31, 2010
	Gross	Tax effect	Net of tax

Interest rate swap amounts reclassified into interest expense	$2,319	$(881)	$1,438
Fuel hedge amounts reclassified into cost of operations	1,470	(559)	911
Changes in fair value of interest rate swaps	(3,822)	1,468	(2,354)
Changes in fair value of fuel hedges	(610)	232	(378)

	$(643)	$260	$(383)

Total comprehensive income for the three months ended March 31, 2011 and 2010 was $40,370 and $27,431, respectively.
A rollforward of the amounts included in AOCIL, net of taxes, is as follows:

			Accumulated
			Other
		Interest	Comprehensive
	Fuel Hedges	Rate Swaps	Income (Loss)
Balance at December 31, 2010	$2,931	$(6,026)	$(3,095)
Amounts reclassified into earnings	(503)	1,157	654
Change in fair value	2,882	41	2,923

Balance at March 31, 2011	$5,310	$(4,828)	$482

See Note 9 for further discussion on the Company’s derivative instruments.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
13. STOCKHOLDERS’ EQUITY
Stock-Based Compensation
A summary of activity related to restricted stock units under the Third Amended and Restated 2004 Equity Incentive Plan, as of December 31, 2010, and changes during the three month period ended March 31, 2011, is presented below:

Unvested
Shares
Outstanding at December 31, 2010	1,514,459
Granted	488,310
Forfeited	(10,400)
Vested	(541,852)

Outstanding at March 31, 2011	1,450,517

The weighted average grant date fair value per share for the shares of common stock underlying the restricted stock units granted during the three month period ended March 31, 2011 was $29.24. During the three months ended March 31, 2011 and 2010, the Company’s stock-based compensation expense from restricted stock units was $2,978 and $2,830, respectively.
Share Repurchase Program
The Company’s Board of Directors has authorized a common stock repurchase program for the repurchase of up to $800,000 of common stock through December 31, 2012. Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. The timing and amounts of any repurchases will depend on many factors, including the Company’s capital structure, the market price of the common stock and overall market conditions. During the three months ended March 31, 2011 and 2010, the Company repurchased 751,005 and 2,266,551 shares, respectively, of its common stock under this program at a cost of $20,613 and $49,796, respectively. As of March 31, 2011, the remaining maximum dollar value of shares available for repurchase under the program was approximately $130,761. The Company’s policy related to repurchases of its common stock is to charge any excess of cost over par value entirely to additional paid-in capital.
Stock Split
On October 19, 2010, the Company’s Board of Directors declared a three-for-two split of its common stock, in the form of a 50% stock dividend, payable to stockholders of record as of October 29, 2010. Shares resulting from the split were issued on November 12, 2010. In connection therewith, the Company transferred $394 from retained earnings to common stock, representing the par value of additional shares issued. As a result of the stock split, fractional shares equal to 2,479 whole shares were repurchased for $101. All share and per share amounts for all periods presented have been retroactively adjusted to reflect the stock split.
Cash Dividend
On October 19, 2010, the Company’s Board of Directors declared the initiation of a quarterly cash dividend of $0.075 per share, as adjusted for the three-for-two stock split described above. The initial quarterly cash dividend totaling $8,561 was paid on November 12, 2010 to the stockholders of record as of the close of business on October 29, 2010. On January 28, 2011, the Company announced that its Board of Directors declared a regular quarterly cash dividend of $0.075 per share on the Company’s common stock. The dividend totaling $8,515 was paid on March 1, 2011, to stockholders of record on the close of business on February 22, 2011.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
14. COMMITMENTS AND CONTINGENCIES
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
In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business. Except as noted in the legal cases described below, as of March 31, 2011, there is no current proceeding or litigation involving the Company or its property that the Company believes could have a material adverse impact on its business, financial condition, results of operations or cash flows.
Chaparral, New Mexico Landfill Permit Litigation
The Company’s subsidiary, High Desert Solid Waste Facility, Inc. (formerly known as Rhino Solid Waste, Inc.) (“HDSWF”), owns undeveloped property in Chaparral, New Mexico, for which it sought a permit to operate a municipal solid waste landfill. After a public hearing, the New Mexico Environment Department (the “Department”) approved the permit for the facility on January 30, 2002. Colonias Development Council (“CDC”), a nonprofit organization, opposed the permit at the public hearing and appealed the Department’s decision to the courts of New Mexico, primarily on the grounds that the Department failed to consider the social impact of the landfill on the community of Chaparral, and failed to consider regional planning issues. On July 18, 2005, in Colonias Dev. Council v. Rhino Envtl. Servs., Inc. (In re Rhino Envtl. Servs.), 2005 NMSC 24, 117 P.3d 939, the New Mexico Supreme Court remanded the matter back to the Department to conduct a limited public hearing on certain evidence that CDC claimed was wrongfully excluded from consideration by the hearing officer, and to allow the Department to reconsider the evidence already proffered concerning the impact of the landfill on the surrounding community’s quality of life. In July 2007, the Department, CDC, the Company and Otero County signed a stipulation requesting a postponement of the limited public hearing to allow the Company time to explore a possible relocation of the landfill to a new site. Since 2007, the Department has issued several postponements orders for the limited public hearing, currently scheduled for November 2011, as HDSWF has continued to evaluate the suitability of a new site. In July 2009, HDSWF purchased approximately 325 acres of undeveloped land comprising a proposed new site from the State of New Mexico. HDSWF filed a formal landfill permit application for the new site with the Department on September 17, 2010, and the Department is evaluating that application. If the Department denies the landfill permit application for the new site, HDSWF intends to actively resume its efforts to enforce the previously issued landfill permit for the original site in Chaparral. At March 31, 2011, the Company had $11,761 of capitalized expenditures related to this landfill development project. If the Company is ultimately issued a permit to operate the landfill at the new site purchased in July 2009, the Company will be required to expense in a future period $10,318 of capitalized expenditures related to the original Chaparral property, less the recoverable value of that undeveloped property and other amounts recovered, which would likely have a material adverse effect on the Company’s results of operations for that period. If the Company instead is ultimately issued a permit to operate the landfill at the original Chaparral property, the Company will be required to expense in a future period $1,443 of capitalized expenditures related to the new site purchased in July 2009, less the recoverable value of that undeveloped property and other amounts recovered. If the Company is not ultimately issued a permit to operate the landfill at either one of the two sites, the Company will be required to expense in a future period the $11,761 of capitalized expenditures, less the recoverable value of the undeveloped properties and other amounts recovered, which would likely have a material adverse effect on the Company’s results of operations for that period.

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

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
In December 2010, the union ratified a comprehensive settlement reached with EPD as to all outstanding unfair labor practice charges and related liability issues. The settlement has resulted in the indefinite postponement of the NLRB and District Court proceedings described above, pending final administration of the settlement terms. The settlement includes: agreement on collective bargaining agreements for the two EPD bargaining units; withdrawal by the union of all of its unfair labor practice charges; and the payment by EPD of 60% of net back pay, without interest, for all alleged discriminatees for the back pay period in question, which ended in 2009. Any disputes regarding the amount of back pay owed will be determined through arbitration. Notwithstanding the settlement, EPD continues to deny that any wrongdoing occurred. The parties have begun to implement the settlement terms, pursuant to which, in December 2010, the union filed a request with the NLRB to withdraw all of its unfair labor practice charges. This request currently is pending before the NLRB regional office in Phoenix, but has not yet been approved. Thus, the pending comprehensive settlement is not yet final.
Solano County, California Measure E/Landfill Expansion Litigation
The Company and one of its subsidiaries, Potrero Hills Landfill, Inc. (“PHLF”), were named as real parties in interest in an amended complaint captioned Sustainability, Parks, Recycling and Wildlife Legal Defense Fund v. County of Solano, which was filed in the Superior Court of California, County of Solano, on July 9, 2009 (the original complaint was filed on June 12, 2009). This lawsuit seeks to compel Solano County to comply with Measure E, a ballot initiative and County ordinance passed in 1984 that the County has not enforced against PHLF since at least 1992. Measure E directs in part that Solano County shall not allow the importation into the County of any solid waste which originated or was collected outside the County in excess of 95,000 tons per year. PHLF disposes of approximately 670,800 tons of solid waste annually, approximately 562,300 tons of which originate from sources outside of Solano County. The Sustainability, Parks, Recycling and Wildlife Legal Defense Fund (“SPRAWLDEF”) lawsuit also seeks to overturn Solano County’s approval of the use permit for the expansion of the Potrero Hills Landfill and the related Environmental Impact Report (“EIR”), arguing that both violate Measure E and that the EIR violates the California Environmental Quality Act (“CEQA”). Two similar actions seeking to enforce Measure E, captioned Northern California Recycling Association v. County of Solano and Sierra Club v. County of Solano, were filed in the same court on June 10, 2009, and August 10, 2009, respectively. The Northern California Recycling Association (“NCRA”) case does not name the Company or any of its subsidiaries as parties and does not contain any CEQA claims. The Sierra Club case names PHLF as a real party in interest, and seeks to overturn the conditional use permit for the expansion of the landfill on Measure E grounds (but does not raise CEQA claims). These lawsuits follow a previous lawsuit concerning Measure E that NCRA filed against PHLF in the same court on July 22, 2008, prior to the Company’s acquisition of PHLF in April 2009, but which NCRA later dismissed.
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

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
In December 2010, the Court entered final judgments and writs of mandamus in the three cases, and Solano County, the Company, PHLF and the waste hauling company intervenors filed notices of appeal, which stayed the judgments and writs pending the outcome of the appeal. Petitioners Sierra Club and SPRAWLDEF cross-appealed the Court’s ruling denying their petitions for writs to overturn PHLF’s expansion permit. The appeals and cross-appeals were consolidated and the parties entered into a briefing schedule by stipulation in February, 2011. PHLF filed its opening brief on March 4, 2011. Sierra Club and SPRAWLDEF must file their combined response and opening brief for cross-appeal by May 2, 2011, and all briefing is scheduled to be complete by June 27, 2011.
As part of the final judgments, the Solano County Superior Court retained jurisdiction over any motions for attorneys’ fees under California’s Private Attorney General statute. Petitioners NCRA, SPRAWLDEF and Sierra Club each filed a bill of costs and a motion for attorney fees totaling $771, none of which the Company has recorded as a liability at December 31, 2010. The Company vigorously opposes the award of attorney fees. The motions were heard in March 2011, prior to which the court issued a tentative order awarding Petitioners $482 in attorneys’ fees. The matter was submitted after argument and the parties are awaiting final judgment on the attorneys’ fees issue. If the Company prevails on the appeals of the three underlying cases, then none of the Petitioners would be entitled to attorneys’ fees and costs. If the Company is unsuccessful on these appeals and any future appeal of the pending attorneys’ fees judgment, the Company, PHLF and the County ultimately would be jointly and severally liable for any such attorneys’ fees award in the SPRAWLDEF and Sierra Club cases. Because the Company and PHLF are not parties to the NCRA case, they are not subject to a court order for NCRA’s attorney fees. However, in all three cases, the Company may reimburse the County for any such attorneys’ fees under the indemnification provision in PHLF’s land use permit.
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
In response to the pending three state court actions to enforce Measure E described above, the Company, PHLF and other waste hauling companies in California, Oregon and Nevada that are damaged by Measure E and would be further damaged if Measure E was enforced, filed a federal lawsuit to enjoin Measure E and have it declared unconstitutional. On September 8, 2009, the coalition brought suit in the United States District Court for the Eastern District of California in Sacramento challenging Measure E under the Commerce Clause of the United States Constitution, captioned Potrero Hills Landfill, Inc. et al. v. County of Solano. In response, SPRAWLDEF, Sierra Club and NCRA intervened in the federal case to defend Measure E and filed motions to dismiss the federal suit, or in the alternative, for the court to abstain from hearing the case in light of the pending state court Measure E actions. On December 23, 2009, the federal court abstained and declined to accept jurisdiction over the Company’s case, holding that Measure E raised unique state issues that should be resolved by the pending state court litigation, and granted the motions to dismiss. The Company filed a notice of appeal to the court’s ruling on January 22, 2010, and briefing in the United States Court of Appeals for the Ninth Circuit was completed on November 17, 2010. Oral argument on the appeal took place on April 14, 2011.

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
El Paso, Texas Breach of Contract/Flow Control Litigation
On November 15, 2010, the Company filed a petition in the County Court at Law No. 3, El Paso County, Texas, captioned Waste Connections, Inc., Camino Real Environmental Center, Inc. and El Paso Disposal, LP v. The City of El Paso, Texas, John F. Cook, in his capacity as El Paso Mayor, and Joyce Wilson, in her capacity as El Paso City Manager (No. 2010-4476). The action relates to that certain Solid Waste Disposal and Operating Agreement, dated April 27, 2004, by and among the City of El Paso, Texas (the “City”) and the Company (the “2004 Agreement”), and Ordinance 017380, as adopted by the City Council on August 24, 2010 (the “Ordinance”).
The 2004 Agreement grants the Company and its subsidiaries (Camino Real and El Paso Disposal) the non-exclusive right to do business in the City, and to provide commercial and industrial solid waste collection and disposal services to customers within the territorial and extra-territorial jurisdiction of the City, for a period of ten years from April 27, 2004. In addition, the 2004 Agreement provides that during the ten-year period the City shall not modify solid waste hauler fees for the Company or any of its subsidiaries. The City also agreed in the 2004 Agreement that, until April 27, 2014, it would not provide private roll-off services or otherwise become a competitor to private solid waste companies in providing these services.

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
The Company and the City have been negotiating, and continue to negotiate, an agreed resolution to their differences. As a result of these efforts, on December 21, 2010, the El Paso City Council approved a series of amendments to the Ordinance to address certain concerns of the Company and other haulers that operate within the City’s jurisdiction. The negotiations continue and on March 29, 2011, an amendment to the ordinance postponed the effective date of the requirement that haulers enter into franchise agreements with the City until September 1, 2011. At this point, however, the Company is not able to determine the likelihood of any outcome in this litigation, nor is it able to estimate the amount or range of loss or the impact on the Company or its financial condition in the event of an unfavorable outcome.
15. SUBSEQUENT EVENTS
On April 1, 2011, the Company entered into a Second Supplement to Master Note Purchase Agreement with certain accredited institutional investors, pursuant to which the Company issued and sold to the investors on that date $250,000 of senior uncollateralized notes at fixed interest rates with interest payable in arrears semi-annually on October 1 and April 1 beginning on October 1, 2011 in a private placement. Of these notes, $100,000 will mature on April 1, 2016 with an annual interest rate of 3.30% (the “2016 Notes”), $50,000 will mature on April 1, 2018 with an annual interest rate of 4.00% (the “2018 Notes”), and $100,000 will mature on April 1, 2021 with an annual interest rate of 4.64% (the “2021 Notes”). The 2016 Notes, 2018 Notes and 2021 Notes are uncollateralized obligations and rank equally in right of payment with the 2015 Notes, the 2019 Notes and obligations under the Company’s credit facility. The 2016 Notes, 2018 Notes and 2021 Notes are subject to representations, warranties, covenants and events of default. Upon the occurrence of an event of default, payment of the 2016 Notes, 2018 Notes and 2021 Notes may be accelerated by the holders of the respective notes. The 2016 Notes, 2018 Notes and 2021 Notes may also be prepaid by the Company at any time at par plus a make-whole amount determined in respect of the remaining scheduled interest payments on the respective notes, using a discount rate of the then current market standard for United States treasury bills plus 0.50%. In addition, the Company will be required to offer to prepay the 2016 Notes, 2018 Notes and 2021 Notes upon certain changes in control.
The Company may issue additional series of senior uncollateralized notes pursuant to the terms and conditions of the Master Note Purchase Agreement, provided that the purchasers of the outstanding notes, including the 2016 Notes, 2018 Notes and 2021 Notes, shall not have any obligation to purchase any additional notes issued pursuant to the Master Note Purchase Agreement and the aggregate principal amount of the outstanding notes and any additional notes issued pursuant to the Master Note Purchase Agreement shall not exceed $750,000. The Company currently has $600,000 of Notes outstanding under the Master Note Purchase Agreement.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
The Company used the proceeds from the sale of the 2016 Notes, 2018 Notes, and 2021 Notes for general corporate purposes, including to fund a portion of the purchase price for the acquisition of Hudson Valley Waste Holding, Inc., which is described below.
On April 1, 2011, the Company completed the acquisition of Hudson Valley Waste Holding, Inc., and its wholly-owned subsidiary, County Waste and Recycling Service, Inc. (“County Waste”). The operations include six collection operations, three transfer stations and one recycling facility across six markets: Orange County, New York; Greater Albany, New York; Springfield, Massachusetts; Fulton County, New York; Warrant and Washington Counties, New York; and Greene, Columbia and Ulster Counties, New York. The Company paid $299,000 in existing cash and cash from the issuance of $250,000 of senior uncollaterized notes described above for the purchased operations plus amounts paid for the purchase of accounts receivable and other prepaid assets and estimated working capital, which amounts are subject to post-closing adjustments. No other consideration, including contingent consideration, was transferred by the Company to acquire these operations. The Company has not yet completed its initial purchase price allocation.
As a result of the County Waste acquisition described above, in the second quarter of 2011, the Company will be realigning its segment reporting structure by changing its three geographic operating segments from Western, Central and Southern to Western, Central and Eastern. As part of the realignment, the states of Arizona, Louisiana, New Mexico and Texas, which were previously part of the Southern region, will now be included in the Central region. Also as part of this realignment, the state of Michigan, which was previously part of the Central region, will now be included in the Eastern region. Additionally, the states of New York and Massachusetts, in which the Company now operates as a result of the County Waste acquisition, will be included in the Eastern region. The segment information presented in Note 8 does not reflect this realignment.
On April 20, 2011, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.075 per share on the Company’s common stock. The dividend will be paid on May 20, 2011, to stockholders of record on the close of business on May 6, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q are forward-looking in nature, including statements related to our ability to provide adequate cash to fund our operating activities, our ability to draw on our credit facility or raise additional capital, the impact of global economic conditions on our volume, business and results of operations, the effects of landfill special waste projects on volume results, the effects of seasonality on our business and results of operations, demand for recyclable commodities and recyclable commodity pricing, our expectations with respect to capital expenditures, our expectations with respect to our ability to obtain expansions of permitted landfill capacity, our expectations with respect to the outcomes of our legal proceedings and our expectations with respect to the purchase of fuel and fuel prices. These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates,” or the negative thereof or comparable terminology, or by discussions of strategy.
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

•	We may be unable to compete effectively with larger and better capitalized companies and governmental service providers;
•	We may lose contracts through competitive bidding, early termination or governmental action;
•	Price increases may not be adequate to offset the impact of increased costs or may cause us to lose volume;
•	Increases in the price of fuel may adversely affect our business and reduce our operating margins;
•	Increases in labor and disposal and related transportation costs could impact our financial results;
•	Efforts by labor unions could divert management attention and adversely affect operating results;
•	We could face significant withdrawal liability if we withdraw from participation in one or more underfunded multiemployer pension plans in which we participate;
•	Increases in insurance costs and the amount that we self-insure for various risks could reduce our operating margins and reported earnings;

•	Competition for acquisition candidates, consolidation within the waste industry and economic and market conditions may limit our ability to grow through acquisitions;
•	Our indebtedness could adversely affect our financial condition; we may incur substantially more debt in the future;
•	Each business that we acquire or have acquired may have liabilities or risks that we fail or are unable to discover, including environmental liabilities;
•	Liabilities for environmental damage may adversely affect our financial condition, business and earnings;
•	Our accruals for our landfill site closure and post-closure costs may be inadequate;
•	The financial soundness of our customers could affect our business and operating results;
•	We depend significantly on the services of the members of our senior, regional and district management team, and the departure of any of those persons could cause our operating results to suffer;
•	Our decentralized decision-making structure could allow local managers to make decisions that adversely affect our operating results;
•	We may incur charges related to capitalized expenditures of landfill development projects, which would decrease our earnings;
•	Because we depend on railroads for our intermodal operations, our operating results and financial condition are likely to be adversely affected by any reduction or deterioration in rail service;
•	Our financial results are based upon estimates and assumptions that may differ from actual results;
•	The adoption of new accounting standards or interpretations could adversely affect our financial results;
•	Our financial and operating performance may be affected by the inability to renew landfill operating permits, obtain new landfills and expand existing ones;
•	Future changes in laws or renewed enforcement of laws regulating the flow of solid waste in interstate commerce could adversely affect our operating results;
•	Fluctuations in prices for recycled commodities that we sell and rebates we offer to customers may cause our revenues and operating results to decline;
•	Extensive and evolving environmental, health, safety and employment laws and regulations may restrict our operations and growth and increase our costs;
•	Climate change regulations may adversely affect operating results;
•	Extensive regulations that govern the design, operation and closure of landfills may restrict our landfill operations or increase our costs of operating landfills;
•	Alternatives to landfill disposal may cause our revenues and operating results to decline; and
•	Unusually adverse weather conditions may interfere with our operations, harming our operating results.

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
We are an integrated solid waste services company that provides solid waste collection, transfer, disposal and recycling services in mostly exclusive and secondary markets. We also provide intermodal services for the rail haul movement of cargo and solid waste containers in the Pacific Northwest through a network of intermodal facilities. We also treat and dispose of non-hazardous waste that is generated in the exploration and production of oil and natural gas primarily at a facility in Southwest Louisiana. We seek to avoid highly competitive, large urban markets and instead target markets where we can provide either solid waste services under exclusive arrangements, or markets where we can be integrated and attain high market share. In markets where waste collection services are provided under exclusive arrangements, or where waste disposal is municipally funded or available at multiple municipal sources, we believe that controlling the waste stream by providing collection services under exclusive arrangements is often more important to our growth and profitability than owning or operating landfills. As of March 31, 2011, we served approximately two million residential, commercial and industrial customers from a network of operations in 27 states: Alabama, Arizona, California, Colorado, Idaho, Illinois, Iowa, Kansas, Kentucky, Louisiana, Michigan, Minnesota, Mississippi, Montana, Nebraska, Nevada, New Mexico, North Carolina, Oklahoma, Oregon, South Carolina, South Dakota, Tennessee, Texas, Utah, Washington and Wyoming. As of that date, we owned or operated a network of 135 solid waste collection operations, 54 transfer stations, seven intermodal facilities, 38 recycling operations, 42 municipal solid waste landfills, two construction and demolition landfills and one exploration and production waste treatment and disposal facility. On April 1, 2011, we completed the acquisition of Hudson Valley Waste Holding, Inc. and its wholly owned subsidiary, County Waste and Recycling, Inc. (“County Waste”). The operations include six collection operations, three transfer stations and one recycling facility. The operations are in New York and Massachusetts and will be included within our newly realigned Eastern region.

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

	Three months ended March 31,
	2011		2010
Collection	$239,437	63.2%	$229,070	65.1%
Disposal and transfer	109,560	28.9	100,699	28.6
Intermodal, recycling and other	30,144	7.9	22,300	6.3

	379,141	100.0%	352,069	100.0%

Less: intercompany elimination	(47,673)		(44,529)

Total revenue	$331,468		$307,540

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
We manage our operations through three geographic operating segments, which are also our reportable segments. Each operating segment is responsible for managing several vertically integrated operations, which are comprised of districts. The segment information presented herein reflects the realignment of certain of our districts between operating segments in the first quarter of 2010. For the three month periods ended March 31, 2011 and 2010, our Western Region was comprised of operating locations in California, Idaho, Montana, Nevada, Oregon, Washington and western Wyoming; our Central Region was comprised of operating locations in Colorado, Kansas, Michigan, Minnesota, Nebraska, Oklahoma, South Dakota, Utah and eastern Wyoming; and our Southern Region was comprised of operating locations in Alabama, Arizona, Illinois, Iowa, Kentucky, Louisiana, Mississippi, New Mexico, North Carolina, South Carolina, Tennessee and Texas.

Revenues, net of intercompany eliminations, for our reportable segments are shown in the following table for the periods indicated (in thousands):

	Three months ended
	March 31,
	2011	2010
Western	$174,565	$167,002
Central	72,038	65,582
Southern	84,865	74,956
Corporate	—	—

	$331,468	$307,540

Operating income before depreciation, amortization and gain (loss) on disposal of assets for our reportable segments is shown in the following table for the periods indicated (in thousands):

	Three months ended
	March 31,
	2011	2010
Western	$54,453	$50,446
Central	23,917	20,553
Southern	28,471	23,974
Corporate(a)	(1,277)	(81)

	$105,564	$94,892

(a)	Corporate functions include accounting, legal, tax, treasury, information technology, risk management, human resources, training and other administrative functions.
A reconciliation of Operating income before depreciation, amortization and gain (loss) on disposal of assets to Income before income tax provision is included in Note 8 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Significant changes in revenue and operating income before depreciation, amortization and gain (loss) on disposal of assets for our reportable segments for the three month period ended March 31, 2011, compared to the three month period ended March 31, 2010, are discussed below:
Segment Revenue
Revenue in our Western segment increased $7.6 million, or 4.5%, to $174.6 million for the three months ended March 31, 2011, from $167.0 million for the three months ended March 31, 2010. For the three months ended March 31, 2011, the components of the increase consisted of net price increases of $3.8 million, recyclable commodity sales increases of $3.8 million, intermodal revenue increases of $2.1 million and other revenue increases of $0.2 million, partially offset by volume decreases of $2.3 million.
Revenue in our Central segment increased $6.4 million, or 9.8%, to $72.0 million for the three months ended March 31, 2011, from $65.6 million for the three months ended March 31, 2010. For the three months ended March 31, 2011, the components of the increase consisted of revenue acquired from acquisitions closed during, or subsequent to, the three months ended March 31, 2010, of $3.6 million, net price increases of $3.5 million and recyclable commodity sales increases of $0.2 million, partially offset by volume decreases of $0.9 million.

Revenue in our Southern segment increased $9.9 million, or 13.2%, to $84.9 million for the three months ended March 31, 2011, from $75.0 million for the three months ended March 31, 2010. For the three months ended March 31, 2011, the components of the increase consisted of volume increases of $1.1 million, revenue acquired from acquisitions closed during, or subsequent to, the three months ended March 31, 2010, of $5.5 million, net price increases of $3.2 million and recyclable commodity sales increases of $0.2 million, partially offset by other revenue decreases of $0.1 million.
Segment Operating Income before Depreciation, Amortization and Gain (Loss) on Disposal of Assets
Operating income before depreciation, amortization and gain (loss) on disposal of assets in our Western segment increased $4.1 million, or 7.9%, to $54.5 million for the three months ended March 31, 2011, from $50.4 million for the three months ended March 31, 2010. The increase was primarily due to increased revenues and decreased disposal expenses, partially offset by increased rail transportation expenses at our intermodal operations, increased franchise fees and taxes on revenues, increased expenses associated with the cost of purchasing recyclable commodities, increased labor expenses and increased diesel fuel expense.
Operating income before depreciation, amortization and gain (loss) on disposal of assets in our Central segment increased $3.3 million, or 16.4%, to $23.9 million for the three months ended March 31, 2011, from $20.6 million for the three months ended March 31, 2010. The increase was primarily due to income generated from acquisitions closed during, or subsequent to, the three months ended March 31, 2010 and the following changes at operations owned in comparable periods in 2010 and 2011: increased revenues and decreased auto and workers’ compensation insurance expenses, partially offset by increased third party trucking and transportation expenses, increased labor expenses and increased diesel fuel expense.
Operating income before depreciation, amortization and gain (loss) on disposal of assets in our Southern segment increased $4.5 million, or 18.8%, to $28.5 million for the three months ended March 31, 2011, from $24.0 million for the three months ended March 31, 2010. The increase was primarily due to income generated from acquisitions closed during, or subsequent to, the three months ended March 31, 2010 and the following changes at operations owned in comparable periods in 2010 and 2011: increased revenues, partially offset by increased third party trucking and transportation expenses, increased taxes on revenues, increased labor expenses and increased diesel fuel expense.
Operating income before depreciation, amortization and gain (loss) on disposal of assets at Corporate decreased $1.2 million, to a loss total of $1.3 million for the three months ended March 31, 2011, from a loss total of $0.1 million for the three months ended March 31, 2010. Our estimated recurring corporate expenses, which can vary from the actual amount of incurred corporate expenses, are allocated to our three geographic operating segments. The decrease was primarily attributable to increased cash incentive compensation expense and increased direct acquisition expenses.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
The following table sets forth items in our condensed consolidated statements of income as a percentage of revenues for the periods indicated.

	Three months ended
	March 31,
	2011	2010
Revenues	100.0%	100.0%
Cost of operations	56.4	57.5
Selling, general and administrative	11.7	11.6
Depreciation	10.0	10.2
Amortization of intangibles	1.2	1.2
Loss (gain) on disposal of assets	—	0.1

Operating income	20.7	19.4
Interest expense	(2.6)	(4.0)
Interest income	—	—
Other income, net	0.1	0.1
Income tax provision	(7.1)	(6.4)
Net income attributable to noncontrolling interests	(0.1)	(0.1)

Net income attributable to Waste Connections	11.0%	9.0%

Revenues. Total revenues increased $24.0 million, or 7.8%, to $331.5 million for the three months ended March 31, 2011, from $307.5 million for the three months ended March 31, 2010.
Acquisitions closed during, or subsequent to, the three months ended March 31, 2010, increased revenues by approximately $9.0 million.
During the three months ended March 31, 2011, the net increase in prices charged to our customers was $10.5 million, consisting of $8.8 million of core price increases and $1.7 million of fuel, materials and environmental surcharges.
Volume decreases in our existing business during the three months ended March 31, 2011, decreased revenues by approximately $2.0 million. The net decrease in volume was primarily attributable to decreases in commercial collection volumes, partially offset by increased disposal volumes.
Increased recyclable commodity volumes collected and increased recyclable commodity prices during the three months ended March 31, 2011, increased revenues by $4.2 million. The increase in recyclable commodity prices was primarily due to increased overseas demand for recyclable commodities.
Other revenues increased by $2.3 million during the three months ended March 31, 2011, primarily due to an increase in cargo volume at our intermodal operations.

Cost of Operations. Total cost of operations increased $10.1 million, or 5.7%, to $187.1 million for the three months ended March 31, 2011, from $177.0 million for the three months ended March 31, 2010. The increase was primarily attributable to operating costs associated with acquisitions closed during, or subsequent to, the three months ended March 31, 2010, increased rail transportation expenses at our intermodal operations, increased third party trucking and transportation expenses due to increased waste disposal internalization, increased franchise fees and taxes on revenues due to increased tax rates and increased landfill volumes, increased expenses associated with the cost of purchasing recyclable commodities due to recyclable commodity pricing increases, increased labor expenses, increased diesel fuel expense resulting from higher market prices for fuel and increased employee medical benefit expenses resulting from increased claims cost and severity, partially offset by a decrease in auto and workers’ compensation expense under our high deductible insurance program due to a reduction in projected losses on open claims and a decrease in third party disposal expenses due to decreased collection volumes and an increase in waste disposal internalization.
Cost of operations as a percentage of revenues decreased 1.1 percentage points to 56.4% for the three months ended March 31, 2011, from 57.5% for the three months ended March 31, 2010. The decrease as a percentage of revenues was primarily attributable to decreased disposal expenses, decreased auto and workers’ compensation expense, price increases charged to our customers being higher, on a percentage basis, than certain expense increases recognized during the three months ended March 31, 2011, and acquisitions closed during, or subsequent to, the three months ended March 31, 2010 having lower cost of operations as a percentage of revenue than our existing base operations, partially offset by increased rail expenses at our intermodal operations, increased fuel expense and increased employee medical benefit expenses.
SG&A. SG&A expenses increased $3.1 million, or 8.9%, to $38.8 million for the three months ended March 31, 2011, from $35.7 million for the three months ended March 31, 2010. The increase was primarily the result of additional personnel from acquisitions closed during, or subsequent to, the three months ended March 31, 2010, increased payroll and payroll-related expenses, increased cash incentive compensation expense and increased direct acquisition expenses.
SG&A expenses as a percentage of revenues increased 0.1 percentage points to 11.7% for the three months ended March 31, 2011, from 11.6% for the three months ended March 31, 2010. The increase as a percentage of revenues was primarily attributable to increased direct acquisition expenses.
Depreciation. Depreciation expense increased $1.6 million, or 5.1%, to $33.0 million for the three months ended March 31, 2011, from $31.4 million for the three months ended March 31, 2010. The increase was primarily attributable to depreciation and depletion associated with acquisitions closed during, or subsequent to, the three months ended March 31, 2010, and increased depreciation expense associated with additions to our fleet and equipment purchased to support our existing operations.
Depreciation expense as a percentage of revenues decreased 0.2 percentage points to 10.0% for the three months ended March 31, 2011, from 10.2% for the three months ended March 31, 2010, due primarily to leveraging existing equipment to service increases in recyclable commodity and intermodal revenue.
Amortization of Intangibles. Amortization of intangibles expense increased $0.4 million, or 10.9%, to $4.0 million for the three months ended March 31, 2011, from $3.6 million for the three months ended March 31, 2010. The increase was primarily attributable to the amortization of contracts and customer lists acquired during, or subsequent to, the three months ended March 31, 2010.
Amortization of intangibles expense as a percentage of revenues was unchanged at 1.2% for the three months ended March 31, 2011 and 2010.
Operating Income. Operating income increased $9.0 million, or 15.0%, to $68.6 million for the three months ended March 31, 2011, from $59.6 million for the three months ended March 31, 2010. The increase was primarily attributable to increased revenues, partially offset by increased operating costs, increased SG&A expense, and increased depreciation expense and amortization of intangibles expense.
Operating income as a percentage of revenues increased 1.3 percentage points to 20.7% for the three months ended March 31, 2011, from 19.4% for the three months ended March 31, 2010. The increase as a percentage of revenues was due to the previously described 1.1 percentage point decrease in cost of operations, 0.2 percentage point decrease in depreciation expense, partially offset by the 0.1 percentage point increase in SG&A expense.

Interest Expense. Interest expense decreased $3.5 million, or 28.0%, to $8.8 million for the three months ended March 31, 2011, from $12.3 million for the three months ended March 31, 2010. The decrease was primarily attributable to funding the redemption of our 2026 Notes with borrowings under our credit facility at lower interest rates and a reduction in the amortization of our debt discount and debt issuance costs on the redeemed 2026 Notes.
Income Tax Provision. Income taxes increased $3.6 million, or 18.2%, to $23.5 million for the three months ended March 31, 2011, from $19.9 million for the three months ended March 31, 2010.
Our effective tax rates for the three months ended March 31, 2011 and 2010, were 39.0% and 41.7%, respectively.
Our higher effective tax rate during the three months ended March 31, 2010, was due primarily to a $1.5 million increase in the income tax provision associated with an adjustment in deferred tax liabilities resulting from a voter-approved increase in Oregon state income tax rates and changes to the geographic apportionment of our state income taxes.
Net Income Attributable to Noncontrolling Interests. Net income attributable to noncontrolling interests increased $0.1 million to $0.3 million for the three months ended March 31, 2011, from $0.2 million for the three months ended March 31, 2010, due to increased earnings at our majority-owned subsidiaries.
LIQUIDITY AND CAPITAL RESOURCES
The following table sets forth certain cash flow information for the three month periods ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net cash provided by operating activities	$88,378	$83,680
Net cash used in investing activities	(16,771)	(28,499)
Net cash used in financing activities	(70,387)	(50,474)

Net increase in cash and equivalents	1,220	4,707
Cash and equivalents at beginning of period	9,873	9,639

Cash and equivalents at end of period	$11,093	$14,346

Operating Activities Cash Flows
For the three months ended March 31, 2011, net cash provided by operating activities was $88.4 million. For the three months ended March 31, 2010, net cash provided by operating activities was $83.7 million. The $4.7 million net increase in cash provided by operating activities was due primarily to the following:
1)	An increase in net income of $9.0 million;
2)
An increase in deferred taxes of $14.1 million due primarily to the recognition during the three months ended March 31, 2011, of tax benefits associated with a change in our tax method for deducting depreciation expense for certain landfills;

3)	An increase in depreciation and amortization expense of $2.0 million; less

4)
A decrease in cash flows from operating assets and liabilities, net of effects from acquisitions, of $19.0 million to cash used in operating assets and liabilities of $7.2 million for the three months ended March 31, 2011, from cash provided by operating assets and liabilities of $11.8 million for the three months ended March 31, 2010. The significant components of the $7.2 million in net cash outflows from changes in operating assets and liabilities for the three months ended March 31, 2011, include the following:

a)	a decrease in cash of $14.0 million to fund the decrease in accounts payable due primarily to the timing of payments for capital expenditures; less
b)	an increase in cash resulting from a $2.9 million decrease in accounts receivable due to the timing of collection of receivables; less
c)	an increase in cash resulting from a $2.4 million decrease in prepaid expenses and other current assets due primarily to decreases in prepaid income taxes and prepaid insurance expenses; less
d)
an increase in cash resulting from an increase in accrued other long-term liabilities of $2.1 million due primarily to increased deferred compensation plan liabilities resulting from employee contributions.

As of March 31, 2011, we had a working capital deficit of $26.2 million, including cash and equivalents of $11.1 million. Our working capital deficit decreased $11.8 million from $38.0 million at December 31, 2010. To date, we have experienced no loss or lack of access to our cash or cash equivalents; however, we can provide no assurances that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets. Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements, along with stock repurchase and dividend programs, to reduce our indebtedness under our credit facility and to minimize our cash balances.
Investing Activities Cash Flows
Net cash used in investing activities decreased $11.7 million to $16.8 million for the three months ended March 31, 2011, from $28.5 million for the three months ended March 31, 2010. The significant components of the decrease include the following:
1)
A decrease in capital expenditures for property and equipment of $7.2 million due to decreases in expenditures for trucks as well as site costs for various landfills and equipment, partially offset by an increase in expenditures for buildings and computers;

2)	A decrease in restricted assets of $3.2 million due to the liquidation of restricted asset accounts that were replaced with financial surety bonds; and
3)	A decrease in payments for acquisitions of $0.9 million.
Financing Activities Cash Flows
Net cash flows used in financing activities increased $19.9 million to $70.4 million for the three months ended March 31, 2011, from $50.5 million for the three months ended March 31, 2010. The significant components of the increase include the following:
1)	A decrease in net long-term borrowings of $34.1 million;
2)	An increase in cash dividends paid of $8.5 million with the initiation of a quarterly cash dividend in November 2010;
3)	A decrease in proceeds from option and warrant exercises of $4.5 million due to a decrease in the number of options and warrants exercised in the three month period ended March 31, 2011;
4)
An increase in tax withholdings related to net share settlements of restricted stock units of $1.7 million due to an increase in the value of restricted stock units vesting in the three months ended March 31, 2011; less

5)	A decrease in payments to repurchase our common stock of $29.2 million.

Our business is capital intensive. Our capital requirements include acquisitions and fixed asset purchases. We will also make capital expenditures for landfill cell construction, landfill development, landfill closure activities and intermodal facility construction in the future.
Our Board of Directors has authorized a common stock repurchase program for the repurchase of up to $800.0 million of our common stock through December 31, 2012. Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of the common stock and overall market conditions. As of March 31, 2011 and 2010, we had repurchased in aggregate 36.2 million and 30.8 million shares, respectively, of our common stock at an aggregate cost of $669.2 million and $532.2 million, respectively. As of March 31, 2011, the remaining maximum dollar value of shares available for purchase under the program was approximately $130.8 million.
On October 19, 2010, our Board of Directors declared a three-for-two split of our common stock, in the form of a 50% stock dividend, payable to stockholders of record as of October 29, 2010. Shares resulting from the split were issued on November 12, 2010. All share and per share amounts for all periods presented have been retroactively adjusted to reflect the stock split.
In addition, on October 19, 2010, our Board of Directors declared the initiation of a quarterly cash dividend of $0.075 per share, as adjusted for the three-for-two stock split described above. The initial quarterly cash dividend totaling $8.6 million was paid on November 12, 2010 to the stockholders of record as of the close of business on October 29, 2010. On January 28, 2011, we announced that our Board of Directors declared a regular quarterly cash dividend of $0.075 per share on our common stock. The dividend totaling $8.5 million was paid on March 1, 2011, to stockholders of record on the close of business on February 22, 2011. On April 20, 2011, our Board of Directors declared a regular quarterly cash dividend of $0.075 per share on our common stock. The dividend will be paid on May 20, 2011, to stockholders of record on the close of business on May 6, 2011. The Board will review the cash dividend periodically, with a long-term objective of increasing the amount of the dividend. We cannot assure you as to the amounts or timing of future dividends.
We made $19.5 million in capital expenditures during the three months ended March 31, 2011. We expect to make capital expenditures of approximately $135 million in 2011 in connection with our existing business. We intend to fund our planned 2011 capital expenditures principally through internally generated funds and borrowings under our credit facility. In addition, we may make substantial additional capital expenditures in acquiring solid waste collection and disposal businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity. We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities. We believe that our cash and equivalents, credit facility and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future. However, disruptions in the capital and credit markets could adversely affect our ability to draw on our credit facility or raise other capital. Our access to funds under the credit facility is dependent on the ability of the banks that are parties to the facility to meet their funding commitments. Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.
As of March 31, 2011, we had $473.6 million outstanding under our credit facility, exclusive of outstanding stand-by letters of credit of $84.4 million. As of March 31, 2011, we were in compliance with all applicable covenants in our credit facility.

On April 1, 2011, we entered into a Second Supplement to Master Note Purchase Agreement with certain accredited institutional investors, pursuant to which we issued and sold to the investors on that date $250.0 million of senior uncollateralized notes at fixed interest rates with interest payable in arrears semi-annually on October 1 and April 1, beginning on October 1, 2011, in a private placement. Of these notes, $100.0 million will mature on April 1, 2016 with an annual interest rate of 3.30% (the “2016 Notes”), $50.0 million will mature on April 1, 2018 with an annual interest rate of 4.00% (the “2018 Notes”), and $100.0 million will mature on April 1, 2021 with an annual interest rate of 4.64% (the “2021 Notes”). The 2016 Notes, 2018 Notes and 2021 Notes are uncollateralized obligations and rank equally in right of payment with the 2015 Notes, the 2019 Notes and obligations under our credit facility. The 2016 Notes, 2018 Notes and 2021 Notes are subject to representations, warranties, covenants and events of default. Upon the occurrence of an event of default, payment of the 2016 Notes, 2018 Notes and 2021 Notes may be accelerated by the holders of the respective notes. The 2016 Notes, 2018 Notes and 2021 Notes may also be prepaid by us at any time at par plus a make-whole amount determined in respect of the remaining scheduled interest payments on the respective notes, using a discount rate of the then current market standard for United States treasury bills plus 0.50%. In addition, we will be required to offer to prepay the 2016 Notes, 2018 Notes and 2021 Notes upon certain changes in control.
We may issue additional series of senior uncollateralized notes pursuant to the terms and conditions of the Master Note Purchase Agreement, provided that the purchasers of the outstanding notes, including the 2016 Notes, 2018 Notes and 2021 Notes, shall not have any obligation to purchase any additional notes issued pursuant to the Master Note Purchase Agreement and the aggregate principal amount of the outstanding notes and any additional notes issued pursuant to the Master Note Purchase Agreement shall not exceed $750.0 million. We currently have $600.0 million of Notes outstanding under the Master Note Purchase Agreement.
We used the proceeds from the sale of the 2016 Notes, 2018 Notes, and 2021 Notes for general corporate purposes, including to fund a portion of the purchase price for the acquisition of Hudson Valley Waste Holding, Inc., which is described below.
On April 1, 2011, we completed the acquisition of Hudson Valley Waste Holding, Inc., and its wholly-owned subsidiary, County Waste and Recycling Service, Inc. (“County Waste”). The operations include six collection operations, three transfer stations and one recycling facility across six markets: Orange County, New York; Greater Albany, New York; Springfield, Massachusetts; Fulton County, New York; Warrant and Washington Counties, New York; and Greene, Columbia and Ulster Counties, New York. We paid $299.0 million in existing cash and cash from the issuance of $250.0 million of senior uncollaterized notes described above for the purchased operations plus amounts paid for the purchase of accounts receivable and other prepaid assets and estimated working capital, which amounts are subject to post-closing adjustments. No other consideration, including contingent consideration, was transferred by us to acquire these operations.
As of March 31, 2011, we had the following contractual obligations (in thousands):

	Payments Due by Period
		Less Than	1 to 3	3 to 5	Over 5
Recorded Obligations	Total	1 Year	Years	Years	Years
Long-term debt	$874,960	$2,678	$479,262	$178,886	$214,134
Cash interest payments	$160,418	$31,946	$46,775	$41,235	$40,462
Long-term debt payments include:
1)
$473.6 million in principal payments due September 2012 related to our credit facility. Our credit facility bears interest, at our option, at either the base rate plus the applicable base rate margin (approximately 3.25% at March 31, 2011) on base rate loans, or the Eurodollar rate plus the applicable Eurodollar margin (approximately 0.87% at March 31, 2011) on Eurodollar loans. As of March 31, 2011, our credit facility allowed us to borrow up to $845 million.

2)
$175.0 million in principal payments due 2015 related to our 2015 Notes. Holders of the 2015 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2015 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the Master Note Purchase Agreement. The 2015 Notes bear interest at a rate of 6.22%.

3)
$175.0 million in principal payments due 2019 related to our 2019 Notes. Holders of the 2019 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2019 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the Master Note Purchase Agreement. The 2019 Notes bear interest at a rate of 5.25%.

4)
$39.4 million in principal payments related to our tax-exempt bonds, which bear interest at variable rates (between 0.26% and 0.32%) at March 31, 2011. The tax-exempt bonds have maturity dates ranging from 2012 to 2033.

5)
$8.9 million in principal payments related to our notes payable to sellers. Our notes payable to sellers bear interest at rates between 2.50% and 10.35% at March 31, 2011, and have maturity dates ranging from 2012 to 2036.

6)
$3.0 million in principal payments related to our notes payable to third parties. Our notes payable to third parties bear interest at rates between 6.7% and 10.9% at March 31, 2011, and have maturity dates ranging from 2012 to 2019.

The following assumptions were made in calculating cash interest payments:
1)
We calculated cash interest payments on the credit facility using the Eurodollar rate plus the applicable Eurodollar margin at March 31, 2011. We assumed the credit facility is paid off when the credit facility matures in September 2012.

2)	We calculated cash interest payments on our interest rate swaps using the stated interest rate in the swap agreement less the Eurodollar rate through the term of the swaps.
The total liability for uncertain tax positions at March 31, 2011, was approximately $0.4 million. We are not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, we do not expect a significant payment related to this liability within the next year.

	Amount of Commitment Expiration Per Period
	(amounts in thousands)
		Less Than	1 to 3	3 to 5	Over 5
Unrecorded Obligations(1)	Total	1 Year	Years	Years	Years
Operating leases	$72,123	$10,090	$18,137	$12,703	$31,193

(1)
We are party to operating lease agreements. These lease agreements are established in the ordinary course of our business and are designed to provide us with access to facilities at competitive, market-driven prices. These arrangements have not materially affected our financial position, results of operations or liquidity during the three months ended March 31, 2011, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

We have obtained financial surety bonds, primarily to support our financial assurance needs and landfill operations. We provided customers and various regulatory authorities with surety bonds in the aggregate amounts of approximately $287.9 million and $285.7 million at March 31, 2011 and December 31, 2010, respectively. These arrangements have not materially affected our financial position, results of operations or liquidity during the three months ended March 31, 2011, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.
From time to time, we evaluate our existing operations and their strategic importance to us. If we determine that a given operating unit does not have future strategic importance, we may sell or otherwise dispose of those operations. Although we believe our reporting units would not be impaired by such dispositions, we could incur losses on them.

The disposal tonnage that we received in the three month periods ended March 31, 2011 and 2010, at all of our landfills during the respective period, is shown below (tons in thousands):

	Three months ended March 31,
	2011		2010
	Number of	Total	Number of	Total
	Sites	Tons	Sites	Tons
Owned landfills and landfills operated under life-of-site agreements	39	3,059	37	2,829
Operated landfills	5	120	6	146

	44	3,179	43	2,975

NON-GAAP FINANCIAL MEAURES
Free Cash Flow
We present free cash flow, a non-GAAP financial measure, supplementally because it is widely used by investors as a valuation and liquidity measure in the solid waste industry. We define free cash flow as net cash provided by operating activities, plus proceeds from disposal of assets, plus or minus change in book overdraft, plus excess tax benefit associated with equity-based compensation, less capital expenditures for property and equipment and distributions to noncontrolling interests. This measure is not a substitute for, and should be used in conjunction with, GAAP liquidity or financial measures. Management uses free cash flow as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. Other companies may calculate free cash flow differently. Our free cash flow for the three month periods ended March 31, 2011 and 2010, is calculated as follows (amounts in thousands):

	Three months ended
	March 31,
	2011	2010
Net cash provided by operating activities	$88,378	$83,680
Less: Change in book overdraft	(16)	(981)
Plus: Proceeds from disposal of assets	789	802
Plus: Excess tax benefit associated with equity-based compensation	1,838	2,478
Less: Capital expenditures for property and equipment	(19,528)	(26,754)
Less: Distributions to noncontrolling interests	(675)	—

Free cash flow	$70,786	$59,225

Adjusted Operating Income Before Depreciation and Amortization
We present adjusted operating income before depreciation and amortization, a non-GAAP financial measure, supplementally because it is widely used by investors as a performance and valuation measure in the solid waste industry. We define adjusted operating income before depreciation and amortization as operating income, plus depreciation and amortization expense, plus closure and post-closure accretion expense, plus or minus any gain or loss on disposal of assets. We further adjust this calculation to exclude the effects of items management believes impact the ability to assess the operating performance of our business. This measure is not a substitute for, and should be used in conjunction with, GAAP financial measures. Management uses adjusted operating income before depreciation and amortization as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. Other companies may calculate adjusted operating income before depreciation and amortization differently. Our adjusted operating income before depreciation and amortization for the three month periods ended March 31, 2011 and 2010, is calculated as follows (amounts in thousands):

	Three months ended
	March 31,
	2011	2010
Operating income	$68,575	$59,606
Plus: Depreciation and amortization	37,014	35,029
Plus: Closure and post-closure accretion	484	441
Plus/less: Loss (gain) on disposal of assets	(25)	257
Adjustments:
Plus: Acquisition-related transaction costs (a)	671	151

Adjusted operating income before depreciation and amortization	$106,719	$95,484

(a)	Reflects the addback of acquisition-related costs expensed due to the implementation of new accounting guidance for business combinations effective January 1, 2009.
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

At March 31, 2011, our derivative instruments included two interest rate swap agreements that effectively fix the interest rate on the applicable notional amounts of our variable rate debt as follows (dollars in thousands):

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
We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged floating rate debt. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. We are exposed to cash flow risk due to changes in interest rates with respect to the unhedged floating rate balances owed at March 31, 2011 and December 31, 2010, of $288.0 million and $325.4 million, respectively, including floating rate debt under our credit facility and floating rate municipal bond obligations. A one percentage point increase in interest rates on our variable-rate debt as of March 31, 2011 and December 31, 2010, would decrease our annual pre-tax income by approximately $2.9 million and $3.3 million, respectively. All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations, subject to counterparty default risk.
The market price of diesel fuel is unpredictable and can fluctuate significantly. We purchase approximately 27 million gallons of diesel fuel per year; therefore, a significant increase in the price of fuel could adversely affect our business and reduce our operating margins. To manage a portion of this risk, in 2008, we entered into multiple fuel hedge agreements related to forecasted diesel fuel purchases.
At March 31, 2011, our derivative instruments included two fuel hedge agreements as follows:

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

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged diesel fuel purchases. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. For the year ending December 31, 2011, we expect to purchase approximately 26.8 million gallons of diesel fuel, of which 22.0 million gallons will be purchased at market prices and 4.8 million gallons will be purchased at prices that are fixed under our fuel hedges. During the nine month period of April 1, 2011 to December 31, 2011, we expect to purchase approximately 16.5 million gallons of unhedged diesel fuel at market prices; therefore, a $0.10 per gallon increase in the price of fuel over the remaining nine months in 2011 would decrease our pre-tax income during this period by approximately $1.7 million.
We market a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals. We own and operate 38 recycling processing operations and sell other collected recyclable materials to third parties for processing before resale. Certain of our municipal recycling contracts in the state of Washington specify benchmark resale prices for recycled commodities. If the prices we actually receive for the processed recycled commodities collected under the contract exceed the prices specified in the contract, we share the excess with the municipality, after recovering any previous shortfalls resulting from actual market prices falling below the prices specified in the contract. To reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties. In the event of a decline in recycled commodity prices, a 10% decrease in average recycled commodity prices from the average prices that were in effect during the three months ended March 31, 2011 and 2010, would have had a $1.4 million and $1.1 million impact on revenues for the three months ended March 31, 2011 and 2010, respectively.

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
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2011, that our disclosure controls and procedures were effective at the reasonable assurance level such that information required to be disclosed in our Exchange Act reports: (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
During the quarter ended March 31, 2011, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding our legal proceedings can be found in Note 14 of our condensed consolidated financial statements included in Part I, Item 1 of this report and is incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our Board of Directors has authorized a common stock repurchase program for the repurchase of up to $800 million of our common stock through December 31, 2012. Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of our common stock and overall market conditions. As of March 31, 2011, we have repurchased approximately 36.2 million shares of our common stock at a cost of $669.2 million. The table below reflects repurchases we have made for the three months ended March 31, 2011 (in thousands, except share and per share amounts):

				Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased Under
Period	Purchased	Per Share(1)	Program	the Program
1/1/11 – 1/31/11	751,005	$27.45	751,005	$130,761
2/1/11 – 2/28/11	—	—	—	130,761
3/1/11 – 3/31/11	—	—	—	130,761

	751,005		751,005

(1)	This amount represents the weighted average price paid per common share. This price includes a per share commission paid for all repurchases.
Item 6. Exhibits
See Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASTE CONNECTIONS, INC.
Date: April 26, 2011	BY:	/s/ Ronald J. Mittelstaedt
Ronald J. Mittelstaedt,
Chief Executive Officer

Date: April 26, 2011	BY:	/s/ Worthing F. Jackman
Worthing F. Jackman,
Executive Vice President and Chief Financial Officer

Exhibit Number	Description of Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on July 24, 2007)

3.2	Third Amended and Restated Bylaws of the Registrant, effective May 15, 2009 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on April 23, 2009)

10.1	Summary of Management Incentive Compensation Program for Eric M. Merrill

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350

101
The following materials from Waste Connections, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Equity and Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise this Exhibit 101 shall be deemed “furnished” and not “filed.”