Form 10-Q
period 2011-06-30
WASTE CONNECTIONS, INC.
filed 2011-07-22
CIK 1057058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to _______________
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

☑ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock:

As of July 14, 2011:	113,034,161 shares of common stock

WASTE CONNECTIONS, INC.
FORM 10-Q

Page

PART I — FINANCIAL INFORMATION (unaudited)

Item 1. Financial Statements

Condensed Consolidated Balance Sheets	1

Condensed Consolidated Statements of Income	2

Condensed Consolidated Statements of Equity and Comprehensive Income	3

Condensed Consolidated Statements of Cash Flows	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3. Quantitative and Qualitative Disclosures About Market Risk	53

Item 4. Controls and Procedures	55

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	56

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	56

Item 6. Exhibits	56

Signatures	57

Exhibit Index	58

Exhibit 10.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and equivalents	$16,951	$9,873
Accounts receivable, net of allowance for doubtful accounts of $4,728 and $5,084 at June 30, 2011 and December 31, 2010, respectively	174,974	152,156
Deferred income taxes	16,231	20,130
Prepaid expenses and other current assets	28,449	33,402

Total current assets	236,605	215,561

Property and equipment, net	1,361,804	1,337,476
Goodwill	1,104,823	927,852
Intangible assets, net	455,841	381,475
Restricted assets	28,185	30,441
Other assets, net	26,630	23,179

	$3,213,888	$2,915,984

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$82,293	$85,252
Book overdraft	10,478	12,396
Accrued liabilities	105,920	99,075
Deferred revenue	61,720	54,157
Current portion of long-term debt and notes payable	2,693	2,657

Total current liabilities	263,104	253,537

Long-term debt and notes payable	1,135,976	909,978
Other long-term liabilities	50,018	47,637
Deferred income taxes	364,900	334,414

Total liabilities	1,813,998	1,545,566

Commitments and contingencies (Note 15)

Equity:
Preferred stock: $0.01 par value per share; 7,500,000 shares authorized; none issued and outstanding	—	—
Common stock: $0.01 par value per share; 250,000,000 shares authorized; 113,034,132 and 113,950,081 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	1,130	1,139
Additional paid-in capital	473,142	509,218
Accumulated other comprehensive loss	(1,428)	(3,095)
Retained earnings	922,798	858,887

Total Waste Connections’ equity	1,395,642	1,366,149
Noncontrolling interest in subsidiaries	4,248	4,269

Total equity	1,399,890	1,370,418

	$3,213,888	$2,915,984

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues	$390,184	$330,477	$721,652	$638,018
Operating expenses:
Cost of operations	221,872	187,346	408,938	364,336
Selling, general and administrative	41,169	36,353	80,007	72,011
Depreciation	36,939	33,464	69,975	64,908
Amortization of intangibles	5,673	3,598	9,650	7,184
Loss (gain) on disposal of assets	(267)	365	(292)	622

Operating income	84,798	69,351	153,374	128,957

Interest expense	(11,087)	(9,161)	(19,920)	(21,423)
Interest income	143	165	276	318
Loss on extinguishment of debt	—	(9,734)	—	(10,193)
Other income (expense), net	(245)	(169)	149	469

Income before income tax provision	73,609	50,452	133,879	98,128
Income tax provision	(29,004)	(19,815)	(52,481)	(39,678)

Net income	44,605	30,637	81,398	58,450
Less: Net income attributable to noncontrolling interests	(192)	(237)	(446)	(477)

Net income attributable to Waste Connections	$44,413	$30,400	$80,952	$57,973

Earnings per common share attributable to Waste Connections’ common stockholders:
Basic	$0.39	$0.26	$0.71	$0.50

Diluted	$0.39	$0.26	$0.71	$0.49

Shares used in the per share calculations:
Basic	113,509,668	116,243,700	113,514,439	116,401,140

Diluted	114,308,710	117,482,751	114,354,979	117,747,552

Cash dividends per common share	$0.075	$—	$0.15	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME
SIX MONTHS ENDED JUNE 30, 2011
(Unaudited)
(In thousands, except share amounts)

		Waste Connections’ Equity
					Accumulated
				Additional	Other
	Comprehensive	Common Stock		Paid-In	Comprehensive	Retained	Noncontrolling
	Income	Shares	Amount	Capital	Loss	Earnings	Interests	Total
Balances at December 31, 2010		113,950,081	$1,139	$509,218	$(3,095)	$858,887	$4,269	$1,370,418
Vesting of restricted stock units		521,069	5	(5)	—	—	—	—
Tax withholdings related to net share settlements of restricted stock units		(179,375)	(2)	(5,269)	—	—	—	(5,271)
Equity-based compensation		—	—	5,962	—	—	—	5,962
Exercise of stock options and warrants		202,756	2	2,774	—	—	—	2,776
Excess tax benefit associated with equity-based compensation		—	—	2,829	—	—	—	2,829
Repurchase of common stock		(1,460,399)	(14)	(42,367)	—	—	—	(42,381)
Cash dividends on common stock		—	—	—	—	(17,041)	—	(17,041)
Amounts reclassified into earnings, net of taxes		—	—	—	848	—	—	848
Changes in fair value of swaps, net of taxes		—	—	—	819	—	—	819
Distributions to noncontrolling interests		—	—	—	—	—	(675)	(675)
Fair value of noncontrolling interest associated with business acquired		—	—	—	—	—	208	208
Net income	$81,398	—	—	—	—	80,952	446	81,398
Other comprehensive income	2,688	—	—	—	—	—	—	—
Income tax effect of other comprehensive income	(1,021)	—	—	—	—	—	—	—

Comprehensive income	83,065	—	—	—	—	—	—	—
Comprehensive income attributable to noncontrolling interests	(446)	—	—	—	—	—	—	—

Comprehensive income attributable to Waste Connections	$82,619	—	—	—	—	—	—	—

Balances at June 30, 2011		113,034,132	$1,130	$473,142	$(1,428)	$922,798	$4,248	$1,399,890

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME
SIX MONTHS ENDED JUNE 30, 2010
(Unaudited)
(In thousands, except share amounts)

		Waste Connections’ Equity
					Accumulated
				Additional	Other
	Comprehensive	Common Stock		Paid-In	Comprehensive	Retained	Noncontrolling
	Income	Shares	Amount	Capital	Loss	Earnings	Interests	Total
Balances at December 31, 2009		117,898,624	$786	$625,173	$(4,892)	$732,738	$3,231	$1,357,036
Vesting of restricted stock units		487,037	3	(3)	—	—	—	—
Tax withholdings related to net share settlements of restricted stock units		(168,561)	(1)	(3,599)	—	—	—	(3,600)
Equity-based compensation		—	—	5,625	—	—	—	5,625
Exercise of stock options and warrants		1,426,681	10	17,764	—	—	—	17,774
Excess tax benefit associated with equity-based compensation		—	—	6,423	—	—	—	6,423
Repurchase of common stock		(3,736,611)	(25)	(83,640)	—	—	—	(83,665)
Reacquisition of equity component resulting from conversion of 2026 Convertible Senior Notes		—	—	(2,295)	—	—	—	(2,295)
Issuance of shares in connection with conversion of 2026 Convertible Senior Notes		32,859	—	—	—	—	—	—
Amounts reclassified into earnings, net of taxes		—	—	—	4,310	—	—	4,310
Changes in fair value of swaps, net of taxes		—	—	—	(7,354)	—	—	(7,354)
Net income	$58,450	—	—	—	—	57,973	477	58,450
Other comprehensive loss	(4,934)	—	—	—	—	—	—	—
Income tax effect of other comprehensive loss	1,890	—	—	—	—	—	—	—

Comprehensive income	55,406	—	—	—	—	—	—	—
Comprehensive income attributable to noncontrolling interests	(477)	—	—	—	—	—	—	—

Comprehensive income attributable to Waste Connections	$54,929	—	—	—	—	—	—	—

Balances at June 30, 2010		115,940,029	$773	$565,448	$(7,936)	$790,711	$3,708	$1,352,704

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six months ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$81,398	$58,450
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on disposal of assets	(292)	622
Depreciation	69,975	64,908
Amortization of intangibles	9,650	7,184
Deferred income taxes, net of acquisitions	23,106	7,737
Loss on redemption of 2026 Convertible Senior Notes, net of make-whole payment	—	2,255
Amortization of debt issuance costs	540	1,090
Amortization of debt discount	—	1,245
Equity-based compensation	5,962	5,625
Interest income on restricted assets	(245)	(271)
Closure and post-closure accretion	967	880
Excess tax benefit associated with equity-based compensation	(2,829)	(6,423)
Net change in operating assets and liabilities, net of acquisitions	1,744	422

Net cash provided by operating activities	189,976	143,724

Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(216,062)	(3,849)
Capital expenditures for property and equipment	(46,562)	(50,495)
Proceeds from disposal of assets	1,862	4,925
Decrease (increase) in restricted assets, net of interest income	2,501	(813)
Decrease (increase) in other assets	(2,764)	39

Net cash used in investing activities	(261,025)	(50,193)

Cash flows from financing activities:
Proceeds from long-term debt	427,500	281,000
Principal payments on notes payable and long-term debt	(286,202)	(308,860)
Change in book overdraft	(1,918)	(2,172)
Proceeds from option and warrant exercises	2,776	17,774
Excess tax benefit associated with equity-based compensation	2,829	6,423
Payments for repurchase of common stock	(42,381)	(83,665)
Payments for cash dividends	(17,041)	—
Tax withholdings related to net share settlements of restricted stock units	(5,271)	(3,600)
Distributions to noncontrolling interests	(675)	—
Debt issuance costs	(1,490)	—

Net cash provided by (used in) financing activities	78,127	(93,100)

Net increase in cash and equivalents	7,078	431
Cash and equivalents at beginning of period	9,873	9,639

Cash and equivalents at end of period	$16,951	$10,070

Non-cash financing activity:
Liabilities assumed and notes payable issued to sellers of businesses acquired	$107,794	$858
The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
1. BASIS OF PRESENTATION AND SUMMARY
The accompanying condensed consolidated financial statements relate to Waste Connections, Inc. and its subsidiaries (“WCI” or the “Company”) for the three and six month periods ended June 30, 2011 and 2010. In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows and equity and comprehensive income include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with U.S. generally accepted accounting principles (“GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include accounting for landfills, self-insurance, income taxes, allocation of acquisition purchase price and asset impairments. An additional area that involves estimation is when the Company estimates the amount of potential exposure it may have with respect to litigation, claims and assessments in accordance with the accounting guidance on contingencies. Actual results for all estimates could differ materially from the estimates and assumptions that the Company uses in the preparation of its condensed consolidated financial statements.
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
3. NEW ACCOUNTING STANDARDS
Fair Value Measurement. In May 2011, the Financial Accounting Standards Board (“FASB”) issued additional guidance on fair value disclosures. This guidance contains certain updates to the measurement guidance as well as enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for “Level 3” measurements including enhanced disclosure for: (1) the valuation processes used by the reporting entity; and (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any. This guidance is effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. This guidance will only impact the Company’s “Level 3” disclosures.
Presentation of Comprehensive Income. In June 2011, the FASB issued guidance on the presentation of comprehensive income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The guidance allows two presentation alternatives: (1) present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income; or (2) in two separate, but consecutive, statements of net income and other comprehensive income. This guidance is effective as of the beginning of a fiscal year that begins after December 15, 2011. Early adoption is permitted, but full retrospective application is required under both sets of accounting standards. This Company is currently evaluating which presentation alternative it will utilize.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
4. FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s financial instruments consist primarily of cash and equivalents, trade receivables, restricted assets, trade payables, debt instruments, interest rate swaps and fuel hedges. As of June 30, 2011 and December 31, 2010, the carrying values of cash, trade receivables, restricted assets, and trade payables are considered to be representative of their respective fair values. The carrying values of the Company’s debt instruments, excluding certain notes as listed in the table below, approximate their fair values as of June 30, 2011 and December 31, 2010, based on current borrowing rates for similar types of borrowing arrangements. The carrying values and fair values of the Company’s debt instruments where the carrying values do not approximate their fair values as of June 30, 2011 and December 31, 2010, are as follows:

	Carrying Value at		Fair Value* at
	June 30,	December 31,	June 30,	December 31,
	2011	2010	2011	2010
6.22% Senior Notes due 2015	$175,000	$175,000	$194,548	$198,300
3.30% Senior Notes due 2016	$100,000	$—	$100,698	$—
4.00% Senior Notes due 2018	$50,000	$—	$50,285	$—
5.25% Senior Notes due 2019	$175,000	$175,000	$188,598	$191,316
4.64% Senior Notes due 2021	$100,000	$—	$100,359	$—

*	Fair value based on quotes of bonds with similar ratings in similar industries
For details on the fair value of the Company’s interest rate swaps and fuel hedges, refer to Note 12.
5. LANDFILL ACCOUNTING
At June 30, 2011, the Company owned 35 landfills, and operated, but did not own, four landfills under life-of-site operating agreements and five landfills under limited-term operating agreements. The Company’s landfills had site costs with a net book value of $743,189 at June 30, 2011. With the exception of two owned landfills that only accept construction and demolition and other non-putrescible waste, all landfills that the Company owns or operates are municipal solid waste landfills. For the Company’s landfills operated under limited-term operating agreements and life-of-site operating agreements, the owner of the property (generally a municipality) usually owns the permit and the Company operates the landfill for a contracted term. Where the contracted term is not the life of the landfill, the property owner is generally responsible for final capping, closure and post-closure obligations. The Company is responsible for all final capping, closure and post-closure liabilities at three of the four landfills that it operates under life-of-site operating agreements.
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
Based on remaining permitted capacity as of June 30, 2011, and projected annual disposal volumes, the average remaining landfill life for the Company’s owned landfills and landfills operated under life-of-site operating agreements is estimated to be approximately 40 years. As of June 30, 2011, the Company is seeking to expand permitted capacity at seven of its owned landfills and one landfill that it operates under a life-of-site operating agreement, and considers the achievement of these expansions to be probable. Although the Company cannot be certain that all future expansions will be permitted as designed, the average remaining life, when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume, of the Company’s owned landfills and landfills operated under life-of-site operating agreements is 50 years, with lives ranging from 1 to 189 years.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
During the six months ended June 30, 2011 and 2010, the Company expensed $19,552 and $18,590, respectively, or an average of $2.94 and $3.04 per ton consumed, respectively, related to landfill depletion at owned landfills and landfills operated under life-of-site agreements.
The Company reserves for final capping, closure and post-closure maintenance obligations at the landfills it owns and landfills it operates under life-of-site operating agreements. The Company calculates the net present value of its final capping, closure and post-closure commitments by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure and discounting the inflated total to its present value using a credit-adjusted risk-free rate. Any changes in expectations that result in an upward revision to the estimated undiscounted cash flows are treated as a new liability and are inflated and discounted at rates reflecting current market conditions. Any changes in expectations that result in a downward revision (or no revision) to the estimated undiscounted cash flows result in a liability that is inflated and discounted at rates reflecting the market conditions at the time the cash flows were originally estimated. This policy results in the Company’s capping, closure and post-closure liabilities being recorded in “layers.” At January 1, 2011, the Company decreased its discount rate assumption for purposes of computing 2011 “layers” for final capping, closure and post-closure obligations from 6.5% to 5.75%, in order to reflect the Company’s long-term cost of borrowing as of the end of 2010. The Company’s inflation rate assumption is 2.5% for the years ending December 31, 2010 and 2011. The resulting final capping, closure and post-closure obligations are recorded on the balance sheet along with an offsetting addition to site costs which is amortized to depletion expense as the landfills’ airspace is consumed. Interest is accreted on the recorded liability using the corresponding discount rate. During the six months ended June 30, 2011 and 2010, the Company expensed $967 and $880, respectively, or an average of $0.15 and $0.14 per ton consumed, respectively, related to final capping, closure and post-closure accretion expense.
The following is a reconciliation of the Company’s final capping, closure and post-closure liability balance from December 31, 2010 to June 30, 2011:

Final capping, closure and post-closure liability at December 31, 2010	$28,537
Adjustments to final capping, closure and post-closure liabilities	(1,281)
Liabilities incurred	1,029
Accretion expense	967
Closure payments	(354)

Final capping, closure and post-closure liability at June 30, 2011	$28,898

The adjustments to final capping, closure and post-closure liabilities primarily consisted of an increase in estimated airspace at one of the Company’s landfills at which an expansion is being pursued. The Company performs its annual review of its cost and capacity estimates in the first quarter of each year.
At June 30, 2011, $25,839 of the Company’s restricted assets balance was for purposes of securing its performance of future final capping, closure and post-closure obligations.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
6. LONG-TERM DEBT
Long-term debt consists of the following:

	June 30,	December 31,
	2011	2010
Revolver under credit facility, bearing interest ranging from 0.81% to 3.25%*	$487,500	$511,000
2015 Notes, bearing interest at 6.22%	175,000	175,000
2016 Notes, bearing interest at 3.30%	100,000	—
2018 Notes, bearing interest at 4.00%	50,000	—
2019 Notes, bearing interest at 5.25%	175,000	175,000
2021 Notes, bearing interest at 4.64%	100,000	—
Tax-exempt bonds, bearing interest ranging from 0.10% to 0.42%*	39,345	39,420
Notes payable to sellers in connection with acquisitions, bearing interest at 2.50% to 10.35%*	8,874	9,159
Notes payable to third parties, bearing interest at 6.7% to 10.9%*	2,950	3,056

	1,138,669	912,635
Less — current portion	(2,693)	(2,657)

	$1,135,976	$909,978

*	Interest rates in the table above represent the range of interest rates incurred during the six month period ended June 30, 2011.
On April 1, 2011, the Company entered into a Second Supplement to Master Note Purchase Agreement with certain accredited institutional investors (the “Second Supplement”), pursuant to which the Company issued and sold to the investors on that date $250,000 of senior uncollateralized notes at fixed interest rates with interest payable in arrears semi-annually on October 1 and April 1 beginning on October 1, 2011 in a private placement. Of these notes, $100,000 will mature on April 1, 2016 with an annual interest rate of 3.30% (the “2016 Notes”), $50,000 will mature on April 1, 2018 with an annual interest rate of 4.00% (the “2018 Notes”), and $100,000 will mature on April 1, 2021 with an annual interest rate of 4.64% (the “2021 Notes”). The 2016 Notes, 2018 Notes and 2021 Notes are uncollateralized obligations and rank equally in right of payment with the 2015 Notes, the 2019 Notes and obligations under the Company’s credit facility. The 2016 Notes, 2018 Notes and 2021 Notes are subject to representations, warranties, covenants and events of default. Upon the occurrence of an event of default, payment of the 2016 Notes, 2018 Notes and 2021 Notes may be accelerated by the holders of the respective notes. The 2016 Notes, 2018 Notes and 2021 Notes may also be prepaid by the Company at any time at par plus a make-whole amount determined in respect of the remaining scheduled interest payments on the respective notes, using a discount rate of the then current market standard for United States treasury bills plus 0.50%. In addition, the Company will be required to offer to prepay the 2016 Notes, 2018 Notes and 2021 Notes upon certain changes in control.
The Company may issue additional series of senior uncollateralized notes pursuant to the terms and conditions of the Master Note Agreement, provided that the purchasers of the outstanding notes, including the 2016 Notes, 2018 Notes and 2021 Notes, shall not have any obligation to purchase any additional notes issued pursuant to the Master Note Agreement and the aggregate principal amount of the outstanding notes and any additional notes issued pursuant to the Master Note Agreement shall not exceed $750,000. The Company currently has $600,000 of Notes outstanding under the Master Note Agreement.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
The Company used the proceeds from the sale of the 2016 Notes, 2018 Notes, and 2021 Notes to fund a portion of the purchase price for the acquisition of Hudson Valley Waste Holding, Inc., which is described in Note 7.
On July 11, 2011, the Company and certain of its subsidiaries entered into a new Amended and Restated Credit Agreement (the “new credit agreement”) with Bank of America, N.A. and the other banks and lending institutions party thereto, as lenders, Bank of America, N.A., as administrative agent, and J.P. Morgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as co-syndication agents.
The Company’s new credit agreement is comprised of a $1,200,000 revolving credit facility which matures on July 11, 2016. The Company has the ability under the new credit agreement to increase commitments under the revolving credit facility from $1,200,000 to $1,500,000, subject to conditions including that no default, as defined in the new credit agreement, has occurred, although no existing lender has any obligation to increase its commitment. The Company used proceeds from the new credit agreement in order to refinance its previous $845,000 credit facility, which had a maturity of September 27, 2012.
Under the new credit agreement, there is no maximum amount of standby letters of credit that can be issued; however, the issuance of standby letters of credit reduces the amount of total borrowings available. The new credit agreement requires the Company to pay a commitment fee ranging from 0.200% per annum to 0.350% per annum of the unused portion of the facility. The borrowings under the new credit agreement bear interest, at the Company’s option, at either the base rate plus the applicable base rate margin on base rate loans, or the LIBOR rate plus the applicable LIBOR margin on LIBOR loans. The base rate for any day is a fluctuating rate per annum equal to the highest of: (1) the federal funds rate plus one half of one percent (0.500%); (2) the LIBOR rate plus one percent (1.000%), and (3) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate.” The LIBOR rate is determined by the administrative agent pursuant to a formula in the new credit agreement. The applicable margins under the new credit agreement vary depending on the Company’s leverage ratio, as defined in the credit agreement, and range from 1.150% per annum to 2.000% per annum for LIBOR loans and 0.150% per annum to 1.000% per annum for base rate loans. The interest rate applicable under the new credit agreement is currently the LIBOR rate plus 1.400% per annum, a 0.775% per annum increase in the corresponding interest rate under the Company’s previous credit facility. The borrowings under the new credit agreement are not collateralized.
The new credit agreement contains representations and warranties and places certain business, financial and operating restrictions on the Company relating to, among other things, indebtedness, liens and other encumbrances, investments, mergers and acquisitions, asset sales, sale and leaseback transactions, and dividends, distributions and redemptions of capital stock. The new credit agreement requires that the Company maintain specified financial ratios. The Company expects to use the new credit agreement for acquisitions, capital expenditures, working capital, standby letters of credit and general corporate purposes.
7. ACQUISITIONS
On April 1, 2011, the Company completed the acquisition of a 100% interest in Hudson Valley Waste Holding, Inc., and its wholly-owned subsidiary, County Waste and Recycling Service, Inc. (collectively, “County Waste”). As part of this acquisition, the Company acquired a 50% interest in Russell Sweepers, LLC, a provider of sweeper services, resulting in a 50% noncontrolling interest that was recognized at fair value on the purchase date. The operations include six collection operations, three transfer stations and one recycling facility across six markets: Orange County, New York; Greater Albany, New York; Springfield, Massachusetts; Fulton County, New York; Warrant and Washington Counties, New York; and Greene, Columbia and Ulster Counties, New York. The Company paid $299,000 for the purchased operations plus amounts paid for the purchase of accounts receivable and other prepaid assets and estimated working capital, which amounts are subject to post-closing adjustments. No other consideration, including

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
contingent consideration, was transferred by the Company to acquire these operations. Total revenues for the three months ended June 30, 2011, generated from the County Waste operations and included within consolidated revenues were $31,655. Total pre-tax earnings for the three months ended June 30, 2011, generated from the County Waste operations and included within consolidated income before income taxes were $3,063. In addition to the County Waste acquisition, the Company acquired five individually immaterial non-hazardous solid waste collection businesses during the six months ended June 30, 2011. During the six months ended June 30, 2010, the Company acquired 10 individually immaterial non-hazardous solid waste collection and recycling businesses. The acquisitions completed during the six months ended June 30, 2011 and 2010, were not material to the Company’s results of operations, either individually or in the aggregate. As a result, pro forma financial information has not been provided. The results of operations of the acquired businesses have been included in the Company’s consolidated financial statements from their respective acquisition dates. The Company expects these acquired businesses to contribute towards the achievement of the Company’s strategy to expand through acquisitions.
The following table summarizes the consideration transferred to acquire these businesses and the amounts of identified assets acquired, liabilities assumed and noncontrolling interests associated with businesses acquired at the acquisition date for acquisitions consummated in the six months ended June 30, 2011 and 2010:

	2011	2010
	Acquisitions	Acquisitions
Fair value of consideration transferred:
Cash	$215,962	$3,849
Debt assumed*	84,737	281

	300,699	4,130

Recognized amounts of identifiable assets acquired, liabilities assumed and noncontrolling interests associated with businesses acquired:
Accounts receivable	8,801	468
Other current assets	940	157
Property and equipment	52,428	802
Long-term franchise agreements and contracts	2,608	175
Customer lists	40,793	851
Indefinite-lived intangibles	41,215	—
Accounts payable	(6,218)	—
Accrued liabilities	(1,143)	(527)
Noncontrolling interests	(208)	—
Deferred revenue	(5,231)	(50)
Deferred taxes	(10,257)	—

Total identifiable net assets	123,728	1,876

Goodwill	$176,971	$2,254

*	Debt paid at close of acquisition.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
The goodwill is attributable to the synergies and ancillary growth opportunities expected to arise after the Company’s acquisition of these businesses. Goodwill acquired during the six months ended June 30, 2011 and 2010 totalling $11,947 and $2,254, respectively, is expected to be deductible for tax purposes.
The fair value of acquired working capital related to five acquisitions completed during the last 12 months is provisional pending receipt of information from the acquiree to support the fair value of the assets acquired and liabilities assumed. Any adjustments recorded relating to finalizing the working capital for these five acquisitions are not expected to be material to the Company’s financial position.
The gross amount of trade receivables due under contracts acquired during the period ended June 30, 2011, is $9,461, of which $660 is expected to be uncollectible. The gross amount of trade receivables due under contracts acquired during the period ended June 30, 2010, is $474, of which $6 is expected to be uncollectible. The Company did not acquire any other class of receivable as a result of the acquisition of these businesses.
A reconciliation of the Fair value of consideration transferred, as disclosed in the table above, to Payments for acquisitions, net of cash acquired, as reported in the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, is as follows:

	2011	2010
	Acquisitions	Acquisitions
Cash consideration transferred	$215,962	$3,849
Payment of contingent consideration	100	—

Payments for acquisitions, net of cash acquired	$216,062	$3,849

During the six month periods ended June 30, 2011 and 2010, the Company incurred $1,094 and $395, respectively, of acquisition-related costs. These expenses are included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Income.
8. INTANGIBLE ASSETS
Intangible assets, exclusive of goodwill, consisted of the following at June 30, 2011:

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Amortizable intangible assets:
Long-term franchise agreements and contracts	$192,334	$(28,926)	$163,408
Customer lists	103,677	(23,151)	80,526
Non-competition agreements	9,414	(6,205)	3,209
Other	21,236	(2,672)	18,564

	326,661	(60,954)	265,707
Nonamortized intangible assets:
Indefinite-lived intangible assets	190,134	—	190,134

Intangible assets, exclusive of goodwill	$516,795	$(60,954)	$455,841

The weighted-average amortization period of long-term franchise agreements and contracts acquired during the six months ended June 30, 2011 was 25.8 years. The weighted-average amortization period of customer lists acquired during the six months ended June 30, 2011 was 7.0 years.

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
Estimated future amortization expense for the next five years of amortizable intangible assets is as follows:

For the year ending December 31, 2011	$20,801
For the year ending December 31, 2012	$21,879
For the year ending December 31, 2013	$20,311
For the year ending December 31, 2014	$19,579
For the year ending December 31, 2015	$18,978
9. SEGMENT REPORTING
The Company’s revenues are derived from one industry segment, which includes the collection, transfer, recycling and disposal of non-hazardous solid waste. No single contract or customer accounted for more than 10% of the Company’s total revenues at the consolidated or reportable segment level during the periods presented.
The Company manages its operations through three geographic operating segments, which are also the Company’s reportable segments. Each operating segment is responsible for managing several vertically integrated operations, which are comprised of districts. In April 2011, as a result of the County Waste acquisition described in Note 7, the Company realigned its reporting structure and changed its three geographic operating segments from Western, Central and Southern to Western, Central and Eastern. As part of this realignment, the states of Arizona, Louisiana, New Mexico and Texas, which were previously part of the Southern region, are now included in the Central region. Also as part of this realignment, the state of Michigan, which was previously part of the Central region, is now included in the Eastern region (previously referred to as the Southern region). Additionally, the states of New York and Massachusetts, which the Company now operates in as a result of the County Waste acquisition, are included in the Eastern region. The segment information presented herein reflects the realignment of these districts. Under the current orientation, the Company’s Western Region is comprised of operating locations in California, Idaho, Montana, Nevada, Oregon, Washington and western Wyoming; the Company’s Central Region is comprised of operating locations in Arizona, Colorado, Kansas, Louisiana, Minnesota, Nebraska, New Mexico, Oklahoma, South Dakota, Texas, Utah and eastern Wyoming; and the Company’s Eastern Region is comprised of operating locations in Alabama, Illinois, Iowa, Kentucky, Massachusetts, Michigan, Mississippi, New York, North Carolina, South Carolina and Tennessee.

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
Summarized financial information concerning the Company’s reportable segments for the three and six months ended June 30, 2011 and 2010, is shown in the following tables:

				Operating Income
				Before Depreciation,
Three Months				Amortization and
Ended	Gross	Intercompany	Net	Gain (Loss) on
June 30, 2011	Revenues	Revenues(b)	Revenues	Disposal of Assets(c)
Western	$213,162	$(25,611)	$187,551	$57,835
Central	124,004	(13,489)	110,515	39,662
Eastern	110,054	(17,936)	92,118	26,713
Corporate(a)	—	—	—	2,933

	$447,220	$(57,036)	$390,184	$127,143

				Operating Income
				Before Depreciation,
Three Months				Amortization and
Ended	Gross	Intercompany	Net	Gain (Loss) on
June 30, 2010	Revenues	Revenues(b)	Revenues	Disposal of Assets(c)
Western	$199,335	$(23,373)	$175,962	$53,792
Central	110,289	(13,307)	96,982	32,860
Eastern	71,022	(13,489)	57,533	18,309
Corporate(a)	—	—	—	1,817

	$380,646	$(50,169)	$330,477	$106,778

				Operating Income
				Before Depreciation,
Six Months				Amortization and
Ended	Gross	Intercompany	Net	Gain (Loss) on
June 30, 2011	Revenues	Revenues(b)	Revenues	Disposal of Assets(c)
Western	$410,628	$(48,511)	$362,117	$112,288
Central	235,963	(25,051)	210,912	75,086
Eastern	179,769	(31,146)	148,623	43,677
Corporate(a)	—	—	—	1,656

	$826,360	$(104,708)	$721,652	$232,707

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

				Operating Income
				Before Depreciation,
Six Months				Amortization and
Ended	Gross	Intercompany	Net	Gain (Loss) on
June 30, 2010	Revenues	Revenues(b)	Revenues	Disposal of Assets(c)
Western	$387,849	$(44,885)	$342,964	$104,238
Central	208,928	(24,215)	184,713	61,003
Eastern	135,938	(25,597)	110,341	34,694
Corporate(a)	—	—	—	1,736

	$732,715	$(94,697)	$638,018	$201,671

(a)	Corporate functions include accounting, legal, tax, treasury, information technology, risk management, human resources, training and other administrative functions.

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

Total assets for each of the Company’s reportable segments at June 30, 2011 and December 31, 2010, based on region alignments as of those dates, were as follows:

	June 30,	December 31,
	2011	2010
Western	$1,364,307	$1,378,920
Central	1,024,309	654,854
Eastern	767,484	818,648
Corporate	57,788	63,562

Total Assets	$3,213,888	$2,915,984

The following tables show changes in goodwill during the six months ended June 30, 2011 and 2010, by reportable segment:

	Western	Central	Eastern	Total
Balance as of December 31, 2010	$313,038	$305,774	$309,040	$927,852
Goodwill transferred	—	111,806	(111,806)	—
Goodwill acquired	—	1,366	175,605	176,971
Goodwill divested	—	—	—	—

Balance as of June 30, 2011	$313,038	$418,946	$372,839	$1,104,823

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

	Western	Central	Eastern	Total
Balance as of December 31, 2009	$291,781	$313,366	$301,563	$906,710
Goodwill transferred	20,295	(20,295)	—	—
Goodwill acquired	682	1,523	49	2,254
Goodwill divested	—	(64)	(1,111)	(1,175)

Balance as of June 30, 2010	$312,758	$294,530	$300,501	$907,789

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
A reconciliation of the Company’s primary measure of segment profitability (operating income before depreciation, amortization and gain (loss) on disposal of assets for reportable segments) to Income before income tax provision in the Condensed Consolidated Statements of Income is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Operating income before depreciation, amortization and gain (loss) on disposal of assets	$127,143	$106,778	$232,707	$201,671
Depreciation	(36,939)	(33,464)	(69,975)	(64,908)
Amortization of intangibles	(5,673)	(3,598)	(9,650)	(7,184)
Gain (loss) on disposal of assets	267	(365)	292	(622)
Interest expense	(11,087)	(9,161)	(19,920)	(21,423)
Interest income	143	165	276	318
Loss on extinguishment of debt	—	(9,734)	—	(10,193)
Other income (expense), net	(245)	(169)	149	469

Income before income tax provision	$73,609	$50,452	$133,879	$98,128

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
The following table shows, for the periods indicated, the Company’s total reported revenues by service line and with intercompany eliminations:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Collection	$275,170	$238,108	$514,607	$467,178
Disposal and transfer	133,722	116,217	243,282	216,917
Intermodal, recycling and other	38,328	26,321	68,471	48,620

	447,220	380,646	826,360	732,715
Less: intercompany elimination	(57,036)	(50,169)	(104,708)	(94,697)

Total revenues	$390,184	$330,477	$721,652	$638,018

10. DERIVATIVE FINANCIAL INSTRUMENTS
The Company recognizes all derivatives on the balance sheet at fair value. All of the Company’s derivatives have been designated as cash flow hedges; therefore, the effective portion of the changes in the fair value of derivatives will be recognized in accumulated other comprehensive loss until the hedged item is recognized in earnings. The ineffective portion of the changes in the fair value of derivatives will be immediately recognized in earnings. The Company classifies cash inflows and outflows from derivatives within operating activities in the Condensed Consolidated Statements of Cash Flows.
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
At June 30, 2011, the Company’s derivative instruments included one interest rate swap agreement as follows:

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

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
At June 30, 2011, the Company’s derivative instruments included two fuel hedge agreements as follows:

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

The fair values of derivative instruments designated as cash flow hedges as of June 30, 2011, are as follows:

Derivatives Designated as Cash	Asset Derivatives			Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
Interest rate swaps		$		Accrued liabilities(a)	$(4,352)
				Other long-term liabilities	(4,518)

Fuel hedges	Prepaid expenses and other current assets(b)		4,429
	Other assets, net		2,137

Total derivatives designated as cash flow hedges			$6,566		$(8,870)

(a)
Represents the estimated amount of the existing unrealized losses on interest rate swaps as of June 30, 2011 (based on the interest rate yield curve at that date), included in accumulated other comprehensive loss expected to be reclassified into pre-tax earnings within the next 12 months. The actual amounts reclassified into earnings are dependent on future movements in interest rates.

(b)
Represents the estimated amount of the existing unrealized gains on fuel hedges as of June 30, 2011 (based on the forward DOE diesel fuel index curve at that date), included in accumulated other comprehensive loss expected to be reclassified into pre-tax earnings within the next 12 months. The actual amounts reclassified into earnings are dependent on future movements in diesel fuel prices.

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

The following tables summarizes the impact of the Company’s cash flow hedges on the results of operations, comprehensive income and accumulated other comprehensive loss (“AOCL”) as of and for the three and six months ended June 30, 2011 and 2010:

Derivatives	Amount of Gain or (Loss) Recognized in AOCL on			Amount of (Gain) or Loss Reclassified from AOCL into
Designated as Cash	Derivatives,		Statement of Income	Earnings, Net of Tax (Effective
Flow Hedges	Net of Tax (Effective Portion)(a)		Classification	Portion) (b),(c)
	Three Months Ended June 30,			Three Months Ended June 30,
	2011	2010		2011	2010
Interest rate swaps	$(1,655)	$(3,080)	Interest expense	$985	$1,431
Fuel hedges	(449)	(1,269)	Cost of operations	(792)	257

Total	$(2,104)	$(4,349)		$193	$1,688

	Amount of Gain or (Loss)			Amount of (Gain) or Loss
Derivatives	Recognized in AOCL on			Reclassified from AOCL into
Designated as Cash	Derivatives,		Statement of Income	Earnings, Net of Tax (Effective
Flow Hedges	Net of Tax (Effective Portion)(a)		Classification	Portion) (b),(c)
	Six Months Ended June 30,			Six Months Ended June 30,
	2011	2010		2011	2010
Interest rate swaps	$(1,614)	$(5,435)	Interest expense	$2,142	$2,869
Fuel hedges	2,433	(1,919)	Cost of operations	(1,294)	1,441

Total	$819	$(7,354)		$848	$4,310

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

The Company measures and records ineffectiveness on the fuel hedges in Cost of operations in the Condensed Consolidated Statements of Income on a monthly basis based on the difference between the DOE index price and the actual price of diesel fuel purchased, multiplied by the notional number of gallons on the contracts. There was no significant ineffectiveness recognized on the fuel hedges during the six months ended June 30, 2011 and 2010.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
See Note 13 for further discussion on the impact of the Company’s hedge accounting to its consolidated Comprehensive income and AOCL.
11. NET INCOME PER SHARE INFORMATION
The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income per common share attributable to the Company’s common stockholders for the three and six months ended June 30, 2011 and 2010:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Numerator:
Net income attributable to Waste Connections for basic and diluted earnings per share	$44,413	$30,400	$80,952	$57,973

Denominator:
Basic shares outstanding	113,509,668	116,243,700	113,514,439	116,401,140
Dilutive effect of stock options and warrants	451,173	924,542	463,899	1,030,239
Dilutive effect of restricted stock	347,869	314,509	376,641	316,173

Diluted shares outstanding	114,308,710	117,482,751	114,354,979	117,747,552

For the three months ended June 30, 2011 and 2010, stock options and warrants to purchase 1,266 and 909 shares of common stock, respectively, were excluded from the computation of diluted earnings per share as they were anti-dilutive. For the six months ended June 30, 2011 and 2010, stock options and warrants to purchase 1,266 and 3,279 shares of common stock, respectively, were excluded from the computation of diluted earnings per share as they were anti-dilutive. The 2026 Notes were not dilutive during the six months ended June 30, 2010. On April 1, 2010, the Company redeemed the aggregate principal amount of its 2026 Notes.
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

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments and restricted assets. The Company’s derivative instruments are pay-fixed, receive-variable interest rate swaps and pay-fixed, receive-variable diesel fuel hedges. The Company’s interest rate swaps are recorded at their estimated fair values based on quotes received from financial institutions that trade these contracts. The Company verifies the reasonableness of these quotes using similar quotes from another financial institution as of each date for which financial statements are prepared. The Company uses a discounted cash flow (“DCF”) model to determine the estimated fair values of the diesel fuel hedges. The assumptions used in preparing the DCF model include: (i) estimates for the forward DOE index curve; and (ii) the discount rate based on risk-free interest rates over the term of the agreements. The DOE index curve used in the DCF model was obtained from financial institutions that trade these contracts. For the Company’s interest rate swap and fuel hedges, the Company also considers the Company’s creditworthiness in its determination of the fair value measurement of these instruments in a net liability position and the banks’ creditworthiness in its determination of the fair value measurement of these instruments in a net asset position. The Company’s restricted assets are valued at quoted market prices in active markets for identical assets, which the Company receives from the financial institutions that hold such investments on its behalf. The Company’s restricted assets measured at fair value are invested primarily in U.S. government and agency securities.
The Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010, were as follows:

	Fair Value Measurement at June 30, 2011 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap derivative instruments — net liability position	$(8,870)	$—	$(8,870)	$—
Fuel hedge derivative instruments — net asset position	$6,566	$—	$—	$6,566
Restricted assets	$28,600	$28,600	$—	$—

	Fair Value Measurement at December 31, 2010 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap derivative instruments — net liability position	$(9,722)	$—	$(9,722)	$—
Fuel hedge derivative instruments — net asset position	$4,730	$—	$—	$4,730
Restricted assets	$30,791	$30,791	$—	$—
During the six months ended June 30, 2011, there were no fair value measurements of assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
The following table summarizes the change in the fair value for Level 3 derivatives for the six months ended June 30, 2011:

Level 3
Derivatives
Balance as of December 31, 2010	$4,730
Realized gains included in earnings	(2,088)
Unrealized gains included in AOCL	3,924

Balance as of June 30, 2011	$6,566

The following table summarizes the change in the fair value for Level 3 derivatives for the six months ended June 30, 2010:

Level 3
Derivatives
Balance as of December 31, 2009	$(104)
Realized losses included in earnings	2,324
Unrealized losses included in AOCL	(3,095)

Balance as of June 30, 2010	$(875)

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
13. COMPREHENSIVE INCOME
Comprehensive income includes changes in the fair value of interest rate swaps and fuel hedges that qualify for hedge accounting. The components of other comprehensive income (loss) and related tax effects for the three and six month periods ended June 30, 2011 and 2010, are as follows:

	Three months ended June 30, 2011
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$1,589	$(604)	$985
Fuel hedge amounts reclassified into cost of operations	(1,278)	486	(792)
Changes in fair value of interest rate swaps	(2,670)	1,015	(1,655)
Changes in fair value of fuel hedges	(724)	275	(449)

	$(3,083)	$1,172	$(1,911)

	Three months ended June 30, 2010
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$2,309	$(878)	$1,431
Fuel hedge amounts reclassified into cost of operations	414	(157)	257
Changes in fair value of interest rate swaps	(4,968)	1,888	(3,080)
Changes in fair value of fuel hedges	(2,046)	777	(1,269)

	$(4,291)	$1,630	$(2,661)

Total comprehensive income for the three months ended June 30, 2011 and 2010 was $42,694 and $27,976, respectively.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

	Six months ended June 30, 2011
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$3,455	$(1,313)	$2,142
Fuel hedge amounts reclassified into cost of operations	(2,088)	794	(1,294)
Changes in fair value of interest rate swaps	(2,603)	989	(1,614)
Changes in fair value of fuel hedges	3,924	(1,491)	2,433

	$2,688	$(1,021)	$1,667

	Six months ended June 30, 2010
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$4,628	$(1,759)	$2,869
Fuel hedge amounts reclassified into cost of operations	2,324	(883)	1,441
Changes in fair value of interest rate swaps	(8,791)	3,356	(5,435)
Changes in fair value of fuel hedges	(3,095)	1,176	(1,919)

	$(4,934)	$1,890	$(3,044)

A rollforward of the amounts included in AOCL, net of taxes, is as follows:

			Accumulated
			Other
		Interest	Comprehensive
	Fuel Hedges	Rate Swaps	Loss
Balance at December 31, 2010	$2,931	$(6,026)	$(3,095)
Amounts reclassified into earnings	(1,294)	2,142	848
Change in fair value	2,433	(1,614)	819

Balance at June 30, 2011	$4,070	$(5,498)	$(1,428)

See Note 10 for further discussion on the Company’s derivative instruments.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
14. STOCKHOLDERS’ EQUITY
Stock-Based Compensation
A summary of activity related to restricted stock units under the Third Amended and Restated 2004 Equity Incentive Plan, as of December 31, 2010, and changes during the six month period ended June 30, 2011, is presented below:

Unvested
Shares
Outstanding at December 31, 2010	1,514,459
Granted	495,560
Forfeited	(22,640)
Vested	(521,069)

Outstanding at June 30, 2011	1,466,310

The weighted average grant date fair value per share for the shares of common stock underlying the restricted stock units granted during the six month period ended June 30, 2011 was $29.26. During the six months ended June 30, 2011 and 2010, the Company’s stock-based compensation expense from restricted stock units was $5,929 and $5,492, respectively.
Share Repurchase Program
The Company’s Board of Directors has authorized a common stock repurchase program for the repurchase of up to $800,000 of common stock through December 31, 2012. Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. The timing and amounts of any repurchases will depend on many factors, including the Company’s capital structure, the market price of the common stock and overall market conditions. During the six months ended June 30, 2011 and 2010, the Company repurchased 1,460,399 and 3,736,611 shares, respectively, of its common stock under this program at a cost of $42,381 and $83,665, respectively. As of June 30, 2011, the remaining maximum dollar value of shares available for repurchase under the program was approximately $108,993. The Company’s policy related to repurchases of its common stock is to charge any excess of cost over par value entirely to additional paid-in capital.
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
Cash Dividend
On October 19, 2010, the Company’s Board of Directors declared the initiation of a quarterly cash dividend of $0.075 per share, as adjusted for the three-for-two stock split described above. The initial quarterly cash dividend totaling $8,561 was paid on November 12, 2010. The Company also paid a quarterly cash dividend of $0.075 per share on its common stock, totaling $8,515 and $8,526, on March 1, 2011 and May 20, 2011, respectively. On July 19, 2011, the Company announced that its Board of Directors declared a regular quarterly cash dividend of $0.075 per share on the Company’s common stock. The dividend will be paid on August 17, 2011, to stockholders of record on the close of business on August 3, 2011.

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
In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business. Except as noted in the legal cases described below, as of June 30, 2011, there is no current proceeding or litigation involving the Company or its property that the Company believes could have a material adverse impact on its business, financial condition, results of operations or cash flows.
Chaparral, New Mexico Landfill Permit Litigation
The Company’s subsidiary, High Desert Solid Waste Facility, Inc. (formerly known as Rhino Solid Waste, Inc.) (“HDSWF”), owns undeveloped property in Chaparral, New Mexico, for which it sought a permit to operate a municipal solid waste landfill. After a public hearing, the New Mexico Environment Department (the “Department”) approved the permit for the facility on January 30, 2002. Colonias Development Council (“CDC”), a nonprofit organization, opposed the permit at the public hearing and appealed the Department’s decision to the courts of New Mexico, primarily on the grounds that the Department failed to consider the social impact of the landfill on the community of Chaparral, and failed to consider regional planning issues. On July 18, 2005, in Colonias Dev. Council v. Rhino Envtl. Servs., Inc. (In re Rhino Envtl. Servs.), 2005 NMSC 24, 117 P.3d 939, the New Mexico Supreme Court remanded the matter back to the Department to conduct a limited public hearing on certain evidence that CDC claimed was wrongfully excluded from consideration by the hearing officer, and to allow the Department to reconsider the evidence already proffered concerning the impact of the landfill on the surrounding community’s quality of life. In July 2007, the Department, CDC, the Company and Otero County signed a stipulation requesting a postponement of the limited public hearing to allow the Company time to explore a possible relocation of the landfill to a new site. Since 2007, the Department has issued several postponements orders for the limited public hearing, currently scheduled for November 2011, as HDSWF has continued to evaluate the suitability of a new site. In July 2009, HDSWF purchased approximately 325 acres of undeveloped land comprising a proposed new site from the State of New Mexico. HDSWF filed a formal landfill permit application for the new site with the Department on September 17, 2010, and the Department is evaluating that application. If the Department denies the landfill permit application for the new site, HDSWF intends to actively resume its efforts to enforce the previously issued landfill permit for the original site in Chaparral. At June 30, 2011, the Company had $11,759 of capitalized expenditures related to this landfill development project. If the Company is ultimately issued a permit to operate the landfill at the new site purchased in July 2009, the Company will be required to expense in a future period $10,318 of capitalized expenditures related to the original Chaparral property, less the recoverable value of that undeveloped property and other amounts recovered, which would likely have a material adverse effect on the Company’s results of operations for that period. If the Company instead is ultimately issued a permit to operate the landfill at the original Chaparral property, the Company will be required to expense in a future period $1,441 of capitalized expenditures related to the new site purchased in July 2009, less the recoverable value of that undeveloped property and other amounts recovered. If the Company is not ultimately issued a permit to operate the landfill at either one of the two sites, the Company will be required to expense in a future period the $11,759 of capitalized expenditures, less the recoverable value of the undeveloped properties and other amounts recovered, which would likely have a material adverse effect on the Company’s results of operations for that period.

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
In December 2010, the union ratified a comprehensive settlement reached with EPD as to all outstanding unfair labor practice charges and related liability issues. The settlement has resulted in the indefinite postponement of the NLRB and District Court proceedings described above, pending final administration of the settlement terms. The settlement includes: agreement on collective bargaining agreements for the two EPD bargaining units; withdrawal by the union of all of its unfair labor practice charges; and the payment by EPD of 60% of net back pay, without interest, for all alleged discriminatees for the back pay period in question, which ended in 2009. In May 2011, EPD and the union reached agreement on the backpay amounts for all of the alleged discriminatees. Notwithstanding the settlement, EPD continues to deny that any wrongdoing occurred. The parties have begun to implement the settlement terms, pursuant to which, in December 2010, the union filed a request with the NLRB to withdraw all of its unfair labor practice charges. This request currently is pending before the NLRB regional office in Phoenix, but has not yet been approved. Thus, the pending comprehensive settlement is not yet final.

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

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
In December 2010, the Court entered final judgments and writs of mandamus in the three cases, and Solano County, the Company, PHLF and the waste hauling company intervenors filed notices of appeal, which stayed the judgments and writs pending the outcome of the appeal. Petitioners Sierra Club and SPRAWLDEF cross-appealed the Court’s ruling denying their petitions for writs to overturn PHLF’s expansion permit. The appeals and cross-appeals were consolidated and the parties entered into a briefing schedule by stipulation in February, 2011. PHLF filed its opening brief in March 2011. Sierra Club and SPRAWLDEF filed combined response and opening briefs for their cross-appeals in May 2011. PHLF’s combined reply and response to the cross-appeals is due in July 2011 and all briefing is scheduled to be complete by August 2011.
As part of the final judgments, the Solano County Superior Court retained jurisdiction over any motions for attorneys' fees under California's Private Attorney General statute. Petitioners NCRA, SPRAWLDEF and Sierra Club each filed a bill of costs and a motion for attorney fees totaling $771. The Company vigorously opposed the award of attorney fees. The motions were heard in March 2011. On May 31, 2011, the court issued a final order awarding petitioners $452 in attorneys' fees, $411 of which relates to the SPRAWLDEF and Sierra Club cases in which the Company or PHLF is a named party. The court allocated 50% of the fee amount to PHLF, none of which the Company recorded as a liability at June 30, 2011. The Company intends to appeal this attorneys’ fees order by July 29, 2011. If the Company prevails on the appeals of the three underlying cases, then none of the Petitioners would be entitled to attorneys' fees and costs. If the Company is unsuccessful on these appeals and its future appeals of the attorneys' fees judgment, PHLF and the County would each ultimately be severally liable for $206 in attorneys' fees for the SPRAWLDEF and Sierra Club cases. However, in all three cases, the Company may reimburse the County for any such attorneys' fees under the indemnification provision in PHLF's land use permit.
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
On June 10, 2011, June Guidotti, a property owner adjacent to PHLF, and SPRAWLDEF and one of its members, each filed administrative petitions for review with the State Water Resources Control Board (“State Board”) seeking to overturn a May 11, 2011 Order No. 2166-(a) approving waste discharge requirements issued by the San Francisco Bay Regional Water Quality Control Board (“Regional Board”) for PHLF’s landfill expansion, alleging that the order is contrary to the State Board’s Title 27 regulations authorizing waste discharge requirements for landfills, and in the case of the SPRAWLDEF petition, further alleging that the Regional Board’s issuance of a Clean Water Act section 401 certification is not supported by an adequate alternatives analysis as required by the federal Clean Water Act. The Regional Board is preparing the administrative record of its decision to issue Order 2166-(a) to be filed with the State Board as well as its response to the petitions for review. It is anticipated that the Regional Board will vigorously defend its actions and seek dismissal of the petitions for review. A hearing date has not yet been set on either petition, and the State Board has held the Guidotti petition in abeyance for now at petitioner’s request. At this point the Company is not able to determine the likelihood of any outcome in this matter.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
El Paso, Texas Breach of Contract/Flow Control Litigation
On November 15, 2010, the Company filed a petition in the County Court at Law No. 3, El Paso County, Texas, captioned Waste Connections, Inc., Camino Real Environmental Center, Inc. and El Paso Disposal, LP v. The City of El Paso, Texas, John F. Cook, in his capacity as El Paso Mayor, and Joyce Wilson, in her capacity as El Paso City Manager (No. 2010-4476), which has since been transferred to the 168th District Court of El Paso County, Texas. The action relates to that certain Solid Waste Disposal and Operating Agreement, dated April 27, 2004, by and among the City of El Paso, Texas (the “City”) and the Company (the “2004 Agreement”), and Ordinance 017380, as adopted by the City Council on August 24, 2010 (the “Ordinance”).
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
The Company believes that the Ordinance violates the law and is contrary to the 2004 Agreement in numerous respects, including because it requires that waste collected within the City’s jurisdiction be hauled only by permitted haulers who enter into franchise agreements with the City, and that such haulers may only dispose of such waste at facilities designated or authorized by the City, a concept also referred to as flow control. The petition seeks to require the City to specifically perform the 2004 Agreement, and to enjoin temporarily and permanently the City’s enforcement of the Ordinance to the extent such enforcement would breach the 2004 Agreement. The lawsuit also seeks a declaratory judgment that: (1) the Ordinance violates the Contracts Clauses of the Texas and United States Constitutions, and constitutes an improper taking and an inverse condemnation under the Texas Constitution; (2) the City and its Mayor and City Manager must prospectively comply with the 2004 Agreement; and (3) the Agreement is valid, enforceable and complies with Texas law. The Company also seeks costs of suit and such other relief at law or in equity to which it may be entitled. The Company is not presently seeking money damages.
The Company and the City have been negotiating, and continue to negotiate, an agreed resolution to their differences. As a result of these efforts, on December 21, 2010, the El Paso City Council approved a series of amendments to the Ordinance to address certain concerns of the Company and other haulers that operate within the City’s jurisdiction. The negotiations continue and on March 29, 2011, an amendment to the ordinance postponed the effective date of the requirement that haulers enter into franchise agreements with the City until September 1, 2011. In addition, on July 19, 2011, the El Paso City Council amended the ordinance to postpone the effective date of its flow control provisions from September 1, 2011 to September 1, 2014. At this point, however, the Company is not able to determine the likelihood of any outcome in this litigation, nor is it able to estimate the amount or range of loss or the impact on the Company or its financial condition in the event of an unfavorable outcome.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q are forward-looking in nature, including statements related to our ability to provide adequate cash to fund our operating activities, our ability to draw on our credit facility or raise additional capital, the impact of global economic conditions on our volume, business and results of operations, the effects of landfill special waste projects on volume results, the effects of seasonality on our business and results of operations, demand for recyclable commodities and recyclable commodity pricing, our expectations with respect to capital expenditures, our expectations with respect to our ability to obtain expansions of permitted landfill capacity, our expectations with respect to future dividend payments, our expectations with respect to the outcomes of our legal proceedings and our expectations with respect to the purchase of fuel and fuel prices. These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates,” or the negative thereof or comparable terminology, or by discussions of strategy.
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
We are an integrated solid waste services company that provides solid waste collection, transfer, disposal and recycling services in mostly exclusive and secondary markets. We also provide intermodal services for the rail haul movement of cargo and solid waste containers in the Pacific Northwest through a network of intermodal facilities. We also treat and dispose of non-hazardous waste that is generated in the exploration and production of oil and natural gas primarily at a facility in Southwest Louisiana. We seek to avoid highly competitive, large urban markets and instead target markets where we can provide either solid waste services under exclusive arrangements, or markets where we can be integrated and attain high market share. In markets where waste collection services are provided under exclusive arrangements, or where waste disposal is municipally funded or available at multiple municipal sources, we believe that controlling the waste stream by providing collection services under exclusive arrangements is often more important to our growth and profitability than owning or operating landfills. As of June 30, 2011, we served more than two million residential, commercial and industrial customers from a network of operations in 29 states: Alabama, Arizona, California, Colorado, Idaho, Illinois, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Michigan, Minnesota, Mississippi, Montana, Nebraska, Nevada, New Mexico, New York, North Carolina, Oklahoma, Oregon, South Carolina, South Dakota, Tennessee, Texas, Utah, Washington and Wyoming. As of that date, we owned or operated a network of 141 solid waste collection operations, 57 transfer stations, seven intermodal facilities, 39 recycling operations, 42 municipal solid waste landfills, two construction and demolition landfills and one exploration and production waste treatment and disposal facility.

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
NEW ACCOUNTING PRONOUNCEMENTS
For a description of the new accounting standards that affect us, see Note 3 to our Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

	Three months ended June 30,				Six months ended June 30,
	2011		2010		2011		2010
Collection	$275,170	61.5%	$238,108	62.6%	$514,607	62.3%	$467,178	63.8%
Disposal and transfer	133,722	29.9	116,217	30.5	243,282	29.4	216,917	29.6
Intermodal, recycling and other	38,328	8.6	26,321	6.9	68,471	8.3	48,620	6.6

	447,220	100.0%	380,646	100.0%	826,360	100.0%	732,715	100.0%

Less: intercompany elimination	(57,036)		(50,169)		(104,708)		(94,697)

Total revenue	$390,184		$330,477		$721,652		$638,018

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
We manage our operations through three geographic operating segments, which are also our reportable segments. Each operating segment is responsible for managing several vertically integrated operations, which are comprised of districts. In April 2011, as a result of the County Waste acquisition (described in Note 7 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q), we realigned our reporting structure and changed our three geographic operating segments from Western, Central and Southern to Western, Central and Eastern. As part of this realignment, the states of Arizona, Louisiana, New Mexico and Texas, which were previously part of the Southern region, are now included in the Central region. Also as part of this realignment, the state of Michigan, which was previously part of the Central region, is now included in the Eastern region. Additionally, the states of New York and Massachusetts, which we now operate in as a result of the County Waste acquisition, are included in the Eastern region. The segment information presented herein reflects the realignment of these districts. Under the current orientation, our Western Region is comprised of operating locations in California, Idaho, Montana, Nevada, Oregon, Washington and western Wyoming; our Central Region is comprised of operating locations in Arizona, Colorado, Kansas, Louisiana, Minnesota, Nebraska, New Mexico, Oklahoma, South Dakota, Texas, Utah and eastern Wyoming; and our Eastern Region is comprised of operating locations in Alabama, Illinois, Iowa, Kentucky, Massachusetts, Michigan, Mississippi, New York, North Carolina, South Carolina and Tennessee.

Revenues, net of intercompany eliminations, for our reportable segments are shown in the following table for the periods indicated (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Western	$187,551	$175,962	$362,117	$342,964
Central	110,515	96,982	210,912	184,713
Eastern	92,118	57,533	148,623	110,341
Corporate	—	—	—	—

	$390,184	$330,477	$721,652	$638,018

Operating income before depreciation, amortization and gain (loss) on disposal of assets for our reportable segments is shown in the following table for the periods indicated (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Western	$57,835	$53,792	$112,288	$104,238
Central	39,662	32,860	75,086	61,003
Eastern	26,713	18,309	43,677	34,694
Corporate(a)	2,933	1,817	1,656	1,736

	$127,143	$106,778	$232,707	$201,671

(a)	Corporate functions include accounting, legal, tax, treasury, information technology, risk management, human resources, training and other administrative functions.
A reconciliation of Operating income before depreciation, amortization and gain (loss) on disposal of assets to Income before income tax provision is included in Note 9 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Significant changes in revenue and operating income before depreciation, amortization and gain (loss) on disposal of assets for our reportable segments for the three and six month periods ended June 30, 2011, compared to the three and six month periods ended June 30, 2010, are discussed below:
Segment Revenue
Revenue in our Western segment increased $11.6 million, or 6.6%, to $187.6 million for the three months ended June 30, 2011, from $176.0 million for the three months ended June 30, 2010. For the three months ended June 30, 2011, the components of the increase consisted of volume increases of $2.9 million, net price increases of $4.3 million, recyclable commodity sales increases of $4.1 million and intermodal revenue increases of $0.7 million, partially offset by other revenue decreases of $0.1 million and decreases of $0.3 million from divested operations.
Revenue in our Western segment increased $19.1 million, or 5.6%, to $362.1 million for the six months ended June 30, 2011, from $343.0 million for the six months ended June 30, 2010. For the six months ended June 30, 2011, the components of the increase consisted of volume increases of $0.7 million, net price increases of $8.0 million, recyclable commodity sales increases of $7.9 million, intermodal revenue increases of $2.8 million and other revenue increases of $0.2 million, partially offset by decreases of $0.5 million from divested operations.

Revenue in our Central segment increased $13.5 million, or 14.0%, to $110.5 million for the three months ended June 30, 2011, from $97.0 million for the three months ended June 30, 2010. For the three months ended June 30, 2011, the components of the increase consisted of revenue acquired from acquisitions closed during, or subsequent to, the three months ended June 30, 2010, of $9.4 million, net price increases of $5.2 million and recyclable commodity sales increases of $0.2 million, partially offset by volume decreases of $1.2 million and other revenue decreases of $0.1 million.
Revenue in our Central segment increased $26.2 million, or 14.2%, to $210.9 million for the six months ended June 30, 2011, from $184.7 million for the six months ended June 30, 2010. For the six months ended June 30, 2011, the components of the increase consisted of revenue acquired from acquisitions closed during, or subsequent to, the six months ended June 30, 2010, of $17.6 million, net price increases of $9.9 million and recyclable commodity sales increases of $0.5 million, partially offset by volume decreases of $1.8 million.
Revenue in our Eastern segment increased $34.6 million, or 60.1%, to $92.1 million for the three months ended June 30, 2011, from $57.5 million for the three months ended June 30, 2010. For the three months ended June 30, 2011, the components of the increase consisted of revenue acquired from acquisitions closed during, or subsequent to, the three months ended June 30, 2010, of $32.5 million, net price increases of $2.3 million and recyclable commodity sales increases of $0.2 million, partially offset by volume decreases of $0.1 million and other revenue decreases of $0.3 million.
Revenue in our Eastern segment increased $38.3 million, or 34.7%, to $148.6 million for the six months ended June 30, 2011, from $110.3 million for the six months ended June 30, 2010. For the six months ended June 30, 2011, the components of the increase consisted of revenue acquired from acquisitions closed during, or subsequent to, the six months ended June 30, 2010, of $33.3 million, net price increases of $4.3 million, volume increases of $0.8 million and recyclable commodity sales increases of $0.3 million, partially offset by other revenue decreases of $0.4 million.
Segment Operating Income before Depreciation, Amortization and Gain (Loss) on Disposal of Assets
Operating income before depreciation, amortization and gain (loss) on disposal of assets in our Western segment increased $4.0 million, or 7.5%, to $57.8 million for the three months ended June 30, 2011, from $53.8 million for the three months ended June 30, 2010. The increase was primarily due to increased revenues, partially offset by increased disposal expenses, increased rail transportation expenses at our intermodal operations, increased franchise fees and taxes on revenues, increased expenses associated with the cost of purchasing recyclable commodities, increased direct and administrative labor expenses, increased diesel fuel expense, increased truck and equipment repair expenses and increased legal expenses.
Operating income before depreciation, amortization and gain (loss) on disposal of assets in our Western segment increased $8.1 million, or 7.7%, to $112.3 million for the six months ended June 30, 2011, from $104.2 million for the six months ended June 30, 2010. The increase was primarily due to increased landfill and recyclable commodity revenues and decreased disposal expenses, partially offset by increased rail transportation expenses at our intermodal operations, increased franchise fees and taxes on revenues, increased expenses associated with the cost of purchasing recyclable commodities, increased direct and administrative labor expenses, increased diesel fuel expense, increased truck and equipment repair expenses and increased legal expenses.
Operating income before depreciation, amortization and gain (loss) on disposal of assets in our Central segment increased $6.8 million, or 20.7%, to $39.7 million for the three months ended June 30, 2011, from $32.9 million for the three months ended June 30, 2010. The increase was primarily due income generated from acquisitions closed during, or subsequent to, the three months ended June 30, 2010 and the following changes at operations owned in comparable periods in 2010 and 2011: increased revenues, partially offset by increased disposal expenses, increased third party trucking and transportation expenses, increased taxes on revenues, increased direct labor expenses and increased diesel fuel expense.

Operating income before depreciation, amortization and gain (loss) on disposal of assets in our Central segment increased $14.1 million, or 23.1%, to $75.1 million for the six months ended June 30, 2011, from $61.0 million for the six months ended June 30, 2010. The increase was primarily due income generated from acquisitions closed during, or subsequent to, the six months ended June 30, 2010 and the following changes at operations owned in comparable periods in 2010 and 2011: increased revenues, partially offset by increased disposal expenses, increased third party trucking and transportation expenses, increased taxes on revenues, increased direct labor expenses and increased diesel fuel expense.
Operating income before depreciation, amortization and gain (loss) on disposal of assets in our Eastern segment increased $8.4 million, or 45.9%, to $26.7 million for the three months ended June 30, 2011, from $18.3 million for the three months ended June 30, 2010. The increase was primarily due to income generated from acquisitions closed during, or subsequent to, the three months ended June 30, 2010 and the following changes at operations owned in comparable periods in 2010 and 2011: increased revenues, partially offset by increased third party trucking and transportation expenses, increased taxes on revenues, increased direct labor expenses and increased diesel fuel expense.
Operating income before depreciation, amortization and gain (loss) on disposal of assets in our Eastern segment increased $9.0 million, or 25.9%, to $43.7 million for the six months ended June 30, 2011, from $34.7 million for the six months ended June 30, 2010. The increase was primarily due to income generated from acquisitions closed during, or subsequent to, the six months ended June 30, 2010 and the following changes at operations owned in comparable periods in 2010 and 2011: increased revenues, partially offset by increased third party trucking and transportation expenses, increased taxes on revenues, increased direct labor expenses, increased truck, equipment and container repair expenses and increased diesel fuel expense.
Operating income before depreciation, amortization and gain (loss) on disposal of assets at Corporate increased $1.1 million, to $2.9 million for the three months ended June 30, 2011, from $1.8 million for the three months ended June 30, 2010. Our estimated recurring corporate expenses, which can vary from the actual amount of incurred corporate expenses, are allocated to our three geographic operating segments. The increase was primarily attributable to reductions in actuarially projected losses on open auto and workers’ compensation claims incurred prior to 2011, as determined by a third party actuarial review of our estimated insurance liability. The reductions in actuarially projected losses were not allocated to our three geographic operating segments.
Operating income before depreciation, amortization and gain (loss) on disposal of assets at Corporate was unchanged at $1.7 million for the six months ended June 30, 2011 and 2010.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
The following table sets forth items in our condensed consolidated statements of income as a percentage of revenues for the periods indicated.

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of operations	56.9	56.7	56.6	57.1
Selling, general and administrative	10.5	11.0	11.1	11.3
Depreciation	9.5	10.1	9.7	10.2
Amortization of intangibles	1.5	1.1	1.3	1.1
Loss (gain) on disposal of assets	(0.1)	0.1	0.0	0.1

Operating income	21.7	21.0	21.3	20.2

Interest expense	(2.8)	(2.8)	(2.7)	(3.4)
Interest income	0.1	0.1	0.0	0.1
Loss on extinguishment of debt	—	(2.9)	—	(1.6)
Other income (expense), net	(0.1)	(0.1)	0.0	0.1
Income tax provision	(7.5)	(6.0)	(7.3)	(6.2)
Net income attributable to noncontrolling interests	(0.0)	(0.1)	(0.1)	(0.1)

Net income attributable to Waste Connections	11.4%	9.2%	11.2%	9.1%

Revenues. Total revenues increased $59.7 million, or 18.1%, to $390.2 million for the three months ended June 30, 2011, from $330.5 million for the three months ended June 30, 2010.
Acquisitions closed during, or subsequent to, the three months ended June 30, 2010, increased revenues by approximately $41.4 million.
During the three months ended June 30, 2011, the net increase in prices charged to our customers was $11.8 million, consisting of $9.1 million of core price increases and $2.7 million of fuel, materials and environmental surcharges.
Volume increases in our existing business during the three months ended June 30, 2011, increased revenues by approximately $1.7 million. The net increase in volume was primarily attributable to increases in landfill volumes and roll off hauling activity for operations owned in comparable periods, partially offset by declines in commercial hauling activity.
Increased recyclable commodity volumes collected and increased recyclable commodity prices during the three months ended June 30, 2011, increased revenues by $4.5 million. The increase in recyclable commodity prices was primarily due to increased overseas demand for recyclable commodities.
Other revenues increased by $0.3 million during the three months ended June 30, 2011, primarily due to an increase in cargo volume at our intermodal operations.
Total revenues increased $83.7 million, or 13.1%, to $721.7 million for the six months ended June 30, 2011, from $638.0 million for the six months ended June 30, 2010.

Acquisitions closed during, or subsequent to, the six months ended June 30, 2010, increased revenues by approximately $50.5 million.
During the six months ended June 30, 2011, the net increase in prices charged to our customers was $22.3 million, consisting of $17.9 million of core price increases and $4.4 million of fuel, materials and environmental surcharges.
Volume decreases in our existing business during the six months ended June 30, 2011, decreased revenues by approximately $0.3 million. The net decrease in volume was primarily attributable to declines in commercial hauling activity, partially offset by increases in landfill volumes.
Increased recyclable commodity volumes collected and increased recyclable commodity prices during the six months ended June 30, 2011, increased revenues by $8.6 million. The increase in recyclable commodity prices was primarily due to increased overseas demand for recyclable commodities.
Other revenues increased by $2.6 million during the six months ended June 30, 2011, primarily due to an increase in cargo volume at our intermodal operations.
Cost of Operations. Total cost of operations increased $34.6 million, or 18.4%, to $221.9 million for the three months ended June 30, 2011, from $187.3 million for the three months ended June 30, 2010. The increases were primarily attributable to operating costs associated with acquisitions closed during, or subsequent to, the three months ended June 30, 2010, increased disposal expenses, increased rail transportation expenses at our intermodal operations, increased third party trucking and transportation expenses due to increased waste disposal internalization, increased franchise fees and taxes on revenues due to increased tax rates and increased landfill volumes, increased expenses associated with the cost of purchasing recyclable commodities due to recyclable commodity pricing increases, increased labor expenses, increased diesel fuel expense resulting from higher market prices for fuel, increased truck, equipment and container repair expenses and increased employee medical benefit expenses resulting from increased claims cost and severity partially offset by decreased facility maintenance and repair expenses and decreased workers’ compensation insurance expenses.
Total cost of operations increased $44.6 million, or 12.2%, to $408.9 million for the six months ended June 30, 2011, from $364.3 million for the six months ended June 30, 2010. The increases were primarily attributable to operating costs associated with acquisitions closed during, or subsequent to, the six months ended June 30, 2010, increased rail transportation expenses at our intermodal operations, increased third party trucking and transportation expenses due to increased waste disposal internalization, increased franchise fees and taxes on revenues due to increased tax rates and increased landfill volumes, increased expenses associated with the cost of purchasing recyclable commodities due to recyclable commodity pricing increases, increased labor expenses, increased diesel fuel expense resulting from higher market prices for fuel, increased truck, equipment and container repair expenses and increased employee medical benefit expenses resulting from increased claims cost and severity, partially offset by a decrease in auto and workers’ compensation expense under our high deductible insurance program due to a reduction in projected losses on open claims and decreased leachate disposal expenses.
Cost of operations as a percentage of revenues increased 0.2 percentage points to 56.9% for the three months ended June 30, 2011, from 56.7% for the three months ended June 30, 2010, due primarily to increased diesel fuel expense, increased truck equipment and container repair expenses and increased third party trucking and transportation expenses, partially offset by leveraging existing personnel to support increases in landfill volumes, recyclable commodity revenue and intermodal revenue, decreased facility maintenance and repair expenses and decreased workers’ compensation insurance expenses.
Cost of operations as a percentage of revenues decreased 0.5 percentage points to 56.6% for the six months ended June 30, 2011, from 57.1% for the six months ended June 30, 2010. The decrease as a percentage of revenues was primarily attributable to decreased auto and workers’ compensation expense and leveraging existing personnel to support increases in landfill volumes, recyclable commodity revenue and intermodal revenue, partially offset by increased diesel fuel expense and increased third party trucking and transportation expenses.

SG&A. SG&A expenses increased $4.8 million, or 13.2%, to $41.2 million for the three months ended June 30, 2011, from $36.4 million for the three months ended June 30, 2010. SG&A expenses increased $8.0 million, or 11.1%, to $80.0 million for the six months ended June 30, 2011, from $72.0 million for the six months ended June 30, 2010. The increases were primarily the result of additional personnel from acquisitions closed during, or subsequent to, the three and six months ended June 30, 2010, increased payroll and payroll-related expenses, increased cash incentive compensation expense and increased direct acquisition expenses.
SG&A expenses as a percentage of revenues decreased 0.5 percentage points to 10.5% for the three months ended June 30, 2011, from 11.0% for the three months ended June 30, 2010. SG&A expenses as a percentage of revenues decreased 0.2 percentage points to 11.1% for the six months ended June 30, 2011, from 11.3% for the six months ended June 30, 2010. The decreases as a percentage of revenues were primarily attributable to leveraging our administrative activities to support increases in landfill volumes, recyclable commodity revenue and intermodal revenue, and acquisitions closed during, or subsequent to, the three and six months ended June 30, 2010 having lower SG&A expenses as a percentage of revenue than our company average.
Depreciation. Depreciation expense increased $3.4 million, or 10.4%, to $36.9 million for the three months ended June 30, 2011, from $33.5 million for the three months ended June 30, 2010. Depreciation expense increased $5.1 million, or 7.8%, to $70.0 million for the six months ended June 30, 2011, from $64.9 million for the six months ended June 30, 2010. The increases were primarily attributable to depreciation and depletion associated with acquisitions closed during, or subsequent to, the three and six months ended June 30, 2010, and increased depreciation expense associated with additions to our fleet and equipment purchased to support our existing operations.
Depreciation expense as a percentage of revenues decreased 0.6 percentage points to 9.5% for the three months ended June 30, 2011, from 10.1% for the three months ended June 30, 2010, due primarily to leveraging existing equipment to service increases in recyclable commodity and intermodal revenue. Depreciation expense as a percentage of revenues decreased 0.5 percentage points to 9.7% for the six months ended June 30, 2011, from 10.2% for the six months ended June 30, 2010, due primarily to leveraging existing equipment to service increases in landfill volumes, recyclable commodity revenue and intermodal revenue.
Amortization of Intangibles. Amortization of intangibles expense increased $2.1 million, or 57.7%, to $5.7 million for the three months ended June 30, 2011, from $3.6 million for the three months ended June 30, 2010. Amortization of intangibles expense increased $2.5 million, or 34.3%, to $9.7 million for the six months ended June 30, 2011, from $7.2 million for the six months ended June 30, 2010. Amortization of intangibles expense as a percentage of revenues increased 0.4 percentage points to 1.5% for the three months ended June 30, 2011, from 1.1% for the three months ended June 30, 2010. Amortization of intangibles expense as a percentage of revenues increased 0.2 percentage points to 1.3% for the six months ended June 30, 2011, from 1.1% for the six months ended June 30, 2010.
The increases were primarily attributable to the amortization of contracts and customer lists acquired during, or subsequent to, the three and six months ended June 30, 2010.
Operating Income. Operating income increased $15.4 million, or 22.3%, to $84.8 million for the three months ended June 30, 2011, from $69.4 million for the three months ended June 30, 2010. Operating income increased $24.4 million, or 18.9%, to $153.4 million for the six months ended June 30, 2011, from $129.0 million for the six months ended June 30, 2010. The increases were primarily attributable to increased revenues, partially offset by increased operating costs, increased SG&A expense, and increased depreciation expense and amortization of intangibles expense.
Operating income as a percentage of revenues increased 0.7 percentage points to 21.7% for the three months ended June 30, 2011, from 21.0% for the three months ended June 30, 2010. The increase as a percentage of revenues was due to the previously described 0.5 percentage point decrease in SG&A expense, 0.6 percentage point decrease in depreciation expense and 0.2 percentage point decrease in loss (gain) on disposal of assets, partially offset by the 0.2 percentage point increase in cost of operations and 0.4 percentage point increase in amortization expense.

Operating income as a percentage of revenues increased 1.1 percentage points to 21.3% for the six months ended June 30, 2011, from 20.2% for the six months ended June 30, 2010. The increase as a percentage of revenues was due to the previously described 0.5 percentage point decrease in cost of operations, 0.2 percentage point decrease in SG&A expense, 0.5 percentage point decrease in depreciation expense and 0.1 percentage point decrease in loss (gain) on disposal of assets, partially offset by the 0.2 percentage point increase in amortization expense.
Interest Expense. Interest expense increased $1.9 million, or 21.0%, to $11.1 million for the three months ended June 30, 2011, from $9.2 million for the three months ended June 30, 2010. The increase was due to interest expense associated with the April 2011 issuance of our 2016 Notes, 2018 Notes and 2021 Notes, partially offset by a reduction in the fixed interest rate paid on $175 million of interest rate swaps. In February 2011, three interest rate swaps with a combined notional amount of $175 million and fixed interest rate of 4.37% expired and we commenced a new $175 million interest rate swap with a fixed interest rate of 2.85%.
Interest expense decreased $1.5 million, or 7.0%, to $19.9 million for the six months ended June 30, 2011, from $21.4 million for the six months ended June 30, 2010. The decrease was primarily attributable to funding the redemption of our 2026 Notes with borrowings under our credit facility at lower interest rates and a reduction in the amortization of our debt discount and debt issuance costs on the redeemed 2026 Notes and the aforementioned changes in our interest rate swaps, partially offset by the interest expense associated with the April 2011 issuance of our 2016 Notes, 2018 Notes and 2021 Notes.
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
Income Tax Provision. Income taxes increased $9.2 million, or 46.4%, to $29.0 million for the three months ended June 30, 2011, from $19.8 million for the three months ended June 30, 2010, as a result of increased pre-tax income. Income taxes increased $12.8 million, or 32.3%, to $52.5 million for the six months ended June 30, 2011, from $39.7 million for the six months ended June 30, 2010.
Our effective tax rates for the three months ended June 30, 2011 and 2010, were 39.4% and 39.3%, respectively. Our effective tax rates for the six months ended June 30, 2011 and 2010, were 39.2% and 40.4%, respectively.
During the six months ended June 30, 2010, we recorded a $1.5 million increase in the income tax provision associated with an adjustment in deferred tax liabilities resulting from a voter-approved increase in Oregon state income tax rates and changes to the geographic apportionment of our state income taxes.
LIQUIDITY AND CAPITAL RESOURCES
The following table sets forth certain cash flow information for the six month periods ended June 30, 2011 and 2010 (in thousands):

	Six Months Ended
	June 30,
	2011	2010
Net cash provided by operating activities	$189,976	$143,724
Net cash used in investing activities	(261,025)	(50,193)
Net cash provided by (used in) financing activities	78,127	(93,100)

Net increase in cash and equivalents	7,078	431
Cash and equivalents at beginning of period	9,873	9,639

Cash and equivalents at end of period	$16,951	$10,070

Operating Activities Cash Flows
For the six months ended June 30, 2011, net cash provided by operating activities was $190.0 million. For the six months ended June 30, 2010, net cash provided by operating activities was $143.7 million. The $46.3 million net increase in cash provided by operating activities was due primarily to the following:
1)	An increase in net income of $22.9 million;
2)
An increase in deferred taxes of $15.4 million due primarily to the recognition during the six months ended June 30, 2011 of tax benefits associated with an Internal Revenue Service approved change in our tax method for deducting depreciation expense for certain landfills;

3)	An increase in depreciation and amortization expense of $7.5 million; and
4)
An increase in cash flows from operating assets and liabilities, net of effects from acquisitions, of $1.3 million to cash provided by operating assets and liabilities of $1.7 million for the six months ended June 30, 2011, from cash provided by operating assets and liabilities of $0.4 million for the six months ended June 30, 2010. The significant components of the $1.7 million in cash inflows from changes in operating assets and liabilities for the six months ended June 30, 2011, include the following:

a)
an increase in cash resulting from an increase in accrued liabilities of $9.3 million due primarily to increased current taxes payable, accrued interest expense due to increased debt balances and the timing of interest payments, and increased liabilities for auto and workers’ compensation claims, partially offset by a decrease in accrued cash-based compensation;

b)
an increase in cash resulting from a $7.8 million decrease in prepaid expenses and other current assets due primarily to decreases in prepaid income taxes, partially offset by an increase in fuel inventory;

c)	an increase in cash resulting from an increase in deferred revenue of $2.3 million due primarily to increased revenues and timing of billing for services; less
d)	a decrease in cash resulting from a $14.0 million increase in accounts receivable due to an increase in revenues; less
e)	a decrease in cash resulting from a $5.6 million decrease in accounts payable due primarily to the timing of payments.
As of June 30, 2011, we had a working capital deficit of $26.5 million, including cash and equivalents of $17.0 million. Our working capital deficit decreased $11.5 million from $38.0 million at December 31, 2010. To date, we have experienced no loss or lack of access to our cash or cash equivalents; however, we can provide no assurances that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets. Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements, along with stock repurchase and dividend programs, to reduce our indebtedness under our credit facility and to minimize our cash balances.

Investing Activities Cash Flows
Net cash used in investing activities increased $210.8 million to $261.0 million for the six months ended June 30, 2011, from $50.2 million for the six months ended June 30, 2010. The significant components of the increase include the following:
1)	An increase in payments for acquisitions of $212.2 million primarily due to the recent acquisition of County Waste;
2)	A decrease in proceeds from the sale of property, plant and equipment of $3.1 million; less
3)
A decrease in capital expenditures for property and equipment of $3.9 million due to decreases in expenditures for trucks and equipment, partially offset by an increase in expenditures for buildings and computers.

Financing Activities Cash Flows
Net cash flows provided by financing activities increased $171.2 million to $78.1 million for the six months ended June 30, 2011, from cash flows used in financing activities of $93.1 million for the six months ended June 30, 2010. The significant components of the increase include the following:
1)	An increase in net long-term borrowings of $169.2 million due primarily to the issuance of new debt to fund the acquisition of County Waste;
2)	A decrease in payments to repurchase our common stock of $41.3 million; less
3)	An increase in cash dividends paid of $17.0 million with the initiation of a quarterly cash dividend in November 2010; less
4)	A decrease in proceeds from option and warrant exercises of $15.0 million due to a decrease in the number of options and warrants exercised in the six month period ended June 30, 2011; less
5)	A decrease in the excess tax benefit associated with equity-based compensation of $3.6 million, which resulted in increased taxable income, recognized by employees, that is tax deductible to us.
Our business is capital intensive. Our capital requirements include acquisitions and fixed asset purchases. We will also make capital expenditures for landfill cell construction, landfill development, landfill closure activities and intermodal facility construction in the future.
Our Board of Directors has authorized a common stock repurchase program for the repurchase of up to $800.0 million of our common stock through December 31, 2012. Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of the common stock and overall market conditions. As of June 30, 2011 and 2010, we had repurchased in aggregate 36.9 million and 32.3 million shares, respectively, of our common stock at an aggregate cost of $691.0 million and $566.1 million, respectively. As of June 30, 2011, the remaining maximum dollar value of shares available for purchase under the program was approximately $109.0 million.
On October 19, 2010, our Board of Directors declared a three-for-two split of our common stock, in the form of a 50% stock dividend, payable to stockholders of record as of October 29, 2010. Shares resulting from the split were issued on November 12, 2010. All share and per share amounts for all periods presented have been retroactively adjusted to reflect the stock split.

In addition, on October 19, 2010, our Board of Directors declared the initiation of a quarterly cash dividend of $0.075 per share, as adjusted for the three-for-two stock split described above. The initial quarterly cash dividend totaling $8.6 million was paid on November 12, 2010. We also paid a quarterly cash dividend of $0.075 per share on our common stock, totaling $8.5 million, on each of March 1, 2011 and May 20, 2011. The Board will review the cash dividend periodically, with a long-term objective of increasing the amount of the dividend. We cannot assure you as to the amounts or timing of future dividends.
We made $46.6 million in capital expenditures during the six months ended June 30, 2011. We expect to make capital expenditures of approximately $135 million in 2011 in connection with our existing business. We intend to fund our planned 2011 capital expenditures principally through internally generated funds and borrowings under our credit facility. In addition, we may make substantial additional capital expenditures in acquiring solid waste collection and disposal businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity. We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities. We believe that our cash and equivalents, credit facility and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future. However, disruptions in the capital and credit markets could adversely affect our ability to draw on our credit facility or raise other capital. Our access to funds under the credit facility is dependent on the ability of the banks that are parties to the facility to meet their funding commitments. Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.
As of June 30, 2011, we had $487.5 million outstanding under our credit facility, exclusive of outstanding stand-by letters of credit of $84.3 million. As of June 30, 2011, we were in compliance with all applicable covenants in our credit facility.
On July 11, 2011, we, along with certain of our subsidiaries, entered into a new Amended and Restated Credit Agreement (the “new credit agreement”) with Bank of America, N.A. and the other banks and lending institutions party thereto, as lenders, Bank of America, N.A., as administrative agent, and J.P. Morgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as co-syndication agents.
Our new credit agreement is comprised of a $1.2 billion revolving credit facility which matures on July 11, 2016. We have the ability under the new credit agreement to increase commitments under the revolving credit facility from $1.2 billion to $1.5 billion, subject to conditions including that no default, as defined in the new credit agreement, has occurred, although no existing lender has any obligation to increase its commitment. We used proceeds from the new credit agreement in order to refinance our previous $845 million credit facility, which had a maturity of September 27, 2012.
Under the new credit agreement, there is no maximum amount of standby letters of credit that can be issued; however, the issuance of standby letters of credit reduces the amount of total borrowings available. The new credit agreement requires us to pay a commitment fee ranging from 0.200% per annum to 0.350% per annum of the unused portion of the facility. The borrowings under the new credit agreement bear interest, at our option, at either the base rate plus the applicable base rate margin on base rate loans, or the LIBOR rate plus the applicable LIBOR margin on LIBOR loans. The base rate for any day is a fluctuating rate per annum equal to the highest of: (1) the federal funds rate plus one half of one percent (0.500%); (2) the LIBOR rate plus one percent (1.000%), and (3) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate.” The LIBOR rate is determined by the administrative agent pursuant to a formula in the new credit agreement. The applicable margins under the new credit agreement vary depending on our leverage ratio, as defined in the credit agreement, and range from 1.150% per annum to 2.000% per annum for LIBOR loans and 0.150% per annum to 1.000% per annum for base rate loans. The interest rate applicable under the new credit agreement is currently the LIBOR rate plus 1.400% per annum, a 0.775% per annum increase in the corresponding interest rate under our previous credit facility. The borrowings under the new credit agreement are not collateralized.

The new credit agreement contains representations and warranties and places certain business, financial and operating restrictions on us relating to, among other things, indebtedness, liens and other encumbrances, investments, mergers and acquisitions, asset sales, sale and leaseback transactions, and dividends, distributions and redemptions of capital stock. The new credit agreement requires that we maintain specified financial ratios. We expect to use the new credit agreement for acquisitions, capital expenditures, working capital, standby letters of credit and general corporate purposes.
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
We may issue additional series of senior uncollateralized notes pursuant to the terms and conditions of the Master Note Agreement, provided that the purchasers of the outstanding notes, including the 2016 Notes, 2018 Notes and 2021 Notes, shall not have any obligation to purchase any additional notes issued pursuant to the Master Note Agreement and the aggregate principal amount of the outstanding notes and any additional notes issued pursuant to the Master Note Agreement shall not exceed $750.0 million. We currently have $600.0 million of Notes outstanding under the Master Note Agreement.
We used the proceeds from the sale of the 2016 Notes, 2018 Notes, and 2021 Notes to fund a portion of the purchase price for the acquisition of Hudson Valley Waste Holding, Inc., which is described below.
On April 1, 2011, we completed the acquisition of Hudson Valley Waste Holding, Inc., and its wholly-owned subsidiary, County Waste and Recycling Service, Inc. (collectively, “County Waste”). The operations include six collection operations, three transfer stations and one recycling facility across six markets: Orange County, New York; Greater Albany, New York; Springfield, Massachusetts; Fulton County, New York; Warrant and Washington Counties, New York; and Greene, Columbia and Ulster Counties, New York. We paid $299.0 million for the purchased operations plus amounts paid for the purchase of accounts receivable and other prepaid assets and estimated working capital, which amounts are subject to post-closing adjustments. No other consideration, including contingent consideration, was transferred by us to acquire these operations.
As of June 30, 2011, we had the following contractual obligations (in thousands):

	Payments Due by Period
		Less Than	1 to 3	3 to 5	Over 5
Recorded Obligations	Total	1 Year	Years	Years	Years
Long-term debt	$1,138,669	$2,693	$489,500	$2,000	$644,476
Cash interest payments	$222,966	$41,384	$63,890	$55,525	$62,167

Long-term debt payments include:
1)
$487.5 million in principal payments due September 2012 related to our credit facility. Our credit facility bears interest, at our option, at either the base rate plus the applicable base rate margin (approximately 3.25% at June 30, 2011) on base rate loans, or the Eurodollar rate plus the applicable Eurodollar margin (approximately 0.81% at June 30, 2011) on Eurodollar loans. As of June 30, 2011, our credit facility allowed us to borrow up to $845 million. On July 11, 2011, we entered into a new credit agreement which matures on July 11, 2016. The new credit agreement allows us to borrow up to $1.2 billion. See Note 6 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion of the new credit facility.

2)
$175.0 million in principal payments due 2015 related to our 2015 Notes. Holders of the 2015 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2015 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the Master Note Purchase Agreement. The 2015 Notes bear interest at a rate of 6.22%.

3)
$100.0 million in principal payments due 2016 related to our 2016 Notes. Holders of the 2016 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2016 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the Master Note Purchase Agreement. The 2016 Notes bear interest at a rate of 3.30%.

4)
$50.0 million in principal payments due 2018 related to our 2018 Notes. Holders of the 2018 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2018 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the Master Note Purchase Agreement. The 2018 Notes bear interest at a rate of 4.00%.

5)
$175.0 million in principal payments due 2019 related to our 2019 Notes. Holders of the 2019 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2019 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the Master Note Purchase Agreement. The 2019 Notes bear interest at a rate of 5.25%.

6)
$100.0 million in principal payments due 2021 related to our 2021 Notes. Holders of the 2021 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2021 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the Master Note Purchase Agreement. The 2021 Notes bear interest at a rate of 4.64%.

7)
$39.3 million in principal payments related to our tax-exempt bonds, which bear interest at variable rates (between 0.10% and 0.15%) at June 30, 2011. The tax-exempt bonds have maturity dates ranging from 2012 to 2033.

8)
$8.9 million in principal payments related to our notes payable to sellers. Our notes payable to sellers bear interest at rates between 2.50% and 10.35% at June 30, 2011, and have maturity dates ranging from 2012 to 2036.

9)
$3.0 million in principal payments related to our notes payable to third parties. Our notes payable to third parties bear interest at rates between 6.7% and 10.9% at June 30, 2011, and have maturity dates ranging from 2012 to 2019.

The following assumptions were made in calculating cash interest payments:
1)
We calculated cash interest payments on the credit facility using the Eurodollar rate plus the applicable Eurodollar margin at June 30, 2011. We assumed the credit facility is paid off when the credit facility in existence at June 30, 2011 matures in September 2012.

2)	We calculated cash interest payments on our interest rate swap using the stated interest rate in the swap agreement less the Eurodollar rate through the term of the swap.
On July 11, 2011, we entered into a new credit agreement which matures on July 11, 2016. The following table of contractual obligations reflects our debt balances as of June 30, 2011, taking into account the new maturity date of our new credit agreement. We calculated cash interest payments on the credit facility using the Eurodollar rate plus the applicable Eurodollar margin under the terms of the new credit agreement. We assumed the credit facility is paid off when the credit facility matures in July 2016. (amounts in thousands)

	Payments Due by Period
		Less Than	1 to 3	3 to 5	Over 5
Recorded Obligations	Total	1 Year	Years	Years	Years
Long-term debt	$1,138,669	$2,693	$2,000	$2,000	$1,131,976
Cash interest payments	$277,591	$46,880	$90,769	$77,312	$62,630

The total liability for uncertain tax positions at June 30, 2011, was approximately $0.4 million. We are not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, we do not expect a significant payment related to this liability within the next year.

	Amount of Commitment Expiration Per Period
	(amounts in thousands)
		Less Than	1 to 3	3 to 5	Over 5
Unrecorded Obligations(1)	Total	1 Year	Years	Years	Years
Operating leases	$73,971	$10,355	$18,588	$13,045	$31,983

(1)
We are party to operating lease agreements. These lease agreements are established in the ordinary course of our business and are designed to provide us with access to facilities at competitive, market-driven prices. These arrangements have not materially affected our financial position, results of operations or liquidity during the six months ended June 30, 2011, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

We have obtained financial surety bonds, primarily to support our financial assurance needs and landfill operations. We provided customers and various regulatory authorities with surety bonds in the aggregate amounts of approximately $293.3 million and $285.7 million at June 30, 2011 and December 31, 2010, respectively. These arrangements have not materially affected our financial position, results of operations or liquidity during the six months ended June 30, 2011, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.
From time to time, we evaluate our existing operations and their strategic importance to us. If we determine that a given operating unit does not have future strategic importance, we may sell or otherwise dispose of those operations. Although we believe our reporting units would not be impaired by such dispositions, we could incur losses on them.
The disposal tonnage that we received in the six month periods ended June 30, 2011 and 2010, at all of our landfills during the respective period, is shown below (tons in thousands):

	Six months ended June 30,
	2011		2010
	Number of	Total	Number of	Total
	Sites	Tons	Sites	Tons
Owned landfills and landfills operated under life-of-site agreements	39	6,651	37	6,123
Operated landfills	5	256	6	313

	44	6,907	43	6,436

NON-GAAP FINANCIAL MEAURES
Free Cash Flow
We present free cash flow, a non-GAAP financial measure, supplementally because it is widely used by investors as a valuation and liquidity measure in the solid waste industry. We define free cash flow as net cash provided by operating activities, plus proceeds from disposal of assets, plus or minus change in book overdraft, plus excess tax benefit associated with equity-based compensation, less capital expenditures for property and equipment and distributions to noncontrolling interests. This measure is not a substitute for, and should be used in conjunction with, GAAP liquidity or financial measures. Management uses free cash flow as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. Other companies may calculate free cash flow differently. Our free cash flow for the six month periods ended June 30, 2011 and 2010, is calculated as follows (amounts in thousands):

	Six months ended
	June 30,
	2011	2010
Net cash provided by operating activities	$189,976	$143,724
Less: Change in book overdraft	(1,918)	(2,172)
Plus: Proceeds from disposal of assets	1,862	4,925
Plus: Excess tax benefit associated with equity-based compensation	2,829	6,423
Less: Capital expenditures for property and equipment	(46,562)	(50,495)
Less: Distributions to noncontrolling interests	(675)	—

Free cash flow	$145,512	$102,405

Adjusted Operating Income Before Depreciation and Amortization
We present adjusted operating income before depreciation and amortization, a non-GAAP financial measure, supplementally because it is widely used by investors as a performance and valuation measure in the solid waste industry. We define adjusted operating income before depreciation and amortization as operating income, plus depreciation and amortization expense, plus closure and post-closure accretion expense, plus or minus any gain or loss on disposal of assets. We further adjust this calculation to exclude the effects of items management believes impact the ability to assess the operating performance of our business. This measure is not a substitute for, and should be used in conjunction with, GAAP financial measures. Management uses adjusted operating income before depreciation and amortization as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. Other companies may calculate adjusted operating income before depreciation and amortization differently. Our adjusted operating income before depreciation and amortization for the three and six month periods ended June 30, 2011 and 2010, is calculated as follows (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Operating income	$84,798	$69,351	$153,374	$128,957
Plus: Depreciation and amortization	42,612	37,062	79,625	72,092
Plus: Closure and post-closure accretion	484	439	967	880
Plus/less: Loss (gain) on disposal of assets	(267)	365	(292)	622
Adjustments:
Plus: Acquisition-related transaction costs (a)	423	244	1,094	395

Adjusted operating income before depreciation and amortization	$128,050	$107,461	$234,768	$202,946

(a)	Reflects the addback of acquisition-related costs expensed due to the implementation of new accounting guidance for business combinations effective January 1, 2009.

Reconciliation of Net Income to Adjusted Net Income and Adjusted Net Income per diluted share
Adjusted net income and adjusted net income per diluted share, both non-GAAP financial measures, are provided supplementally because they are widely used by investors as a valuation measure in the solid waste industry. We provide adjusted net income to exclude the effects of items management believes impact the comparability of operating results between periods. Adjusted net income has limitations due to the fact that it may exclude items that have an impact on our financial condition and results of operations. Adjusted net income and adjusted net income per diluted share are not a substitute for, and should be used in conjunction with, GAAP financial measures. Management uses adjusted net income and adjusted net income per diluted share as one of the principal measures to evaluate and monitor ongoing financial performance of our operations. Other companies may calculate adjusted net income and adjusted net income per diluted share differently.

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Reported net income attributable to Waste Connections	$44,413	$30,400	$80,952	$57,973
Adjustments:
Loss on extinguishment of debt, net of taxes (a)	—	6,035	—	6,320
Acquisition-related transaction costs, net of taxes (b)	507	151	923	245
Loss (gain) on disposal of assets, net of taxes (c)	(166)	648	(181)	808
Impact of deferred tax adjustment (d)	—	—	—	1,547

Adjusted net income attributable to Waste Connections	$44,754	$37,234	$81,694	$66,893

Diluted earnings per common share attributable to Waste Connections common stockholders:
Reported net income	$0.39	$0.26	$0.71	$0.49

Adjusted net income	$0.39	$0.32	$0.71	$0.57

(a)	Reflects the elimination of costs associated with early redemption of outstanding debt.

(b)	Reflects the elimination of acquisition-related costs.

(c)	Reflects the elimination of a loss (gain) on disposal of assets.

(d)
Reflects the elimination of an increase to the income tax provision associated with an adjustment in our deferred tax liabilities primarily resulting from a voter-approved increase in Oregon state income tax rates.

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
At June 30, 2011, our derivative instruments included one interest rate swap agreement that effectively fixes the interest rate on the applicable notional amounts of our variable rate debt as follows (dollars in thousands):

		Fixed	Variable
	Notional	Interest	Interest Rate		Expiration
Date Entered	Amount	Rate Paid*	Received	Effective Date	Date
March 2009	$175,000	2.85%	1-month LIBOR	February 2011	February 2014

*	plus applicable margin.
Under derivatives and hedging guidance, the interest rate swap agreement is considered a cash flow hedge for a portion of our variable rate debt, and we apply hedge accounting to account for this instrument. The notional amount and all other significant terms of the swap agreement are matched to the provisions and terms of the variable rate debt being hedged.
We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged floating rate debt. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. We are exposed to cash flow risk due to changes in interest rates with respect to the unhedged floating rate balances owed at June 30, 2011 and December 31, 2010, of $351.8 million and $325.4 million, respectively, including floating rate debt under our credit facility and floating rate municipal bond obligations. A one percentage point increase in interest rates on our variable-rate debt as of June 30, 2011 and December 31, 2010, would decrease our annual pre-tax income by approximately $3.5 million and $3.3 million, respectively. All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreement described above; therefore, changes in market interest rates under this instrument would not significantly impact our cash flows or results of operations, subject to counterparty default risk.
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

At June 30, 2011, our derivative instruments included two fuel hedge agreements as follows:

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

Under derivatives and hedging guidance, both of the fuel hedges are considered cash flow hedges for a portion of our forecasted diesel fuel purchases, and we apply hedge accounting to account for these instruments.
We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged diesel fuel purchases. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. For the year ending December 31, 2011, we expect to purchase approximately 26.8 million gallons of diesel fuel, of which 22.0 million gallons will be purchased at market prices and 4.8 million gallons will be purchased at prices that are fixed under our fuel hedges. During the six month period of July 1, 2011 to December 31, 2011, we expect to purchase approximately 11.0 million gallons of unhedged diesel fuel at market prices; therefore, a $0.10 per gallon increase in the price of fuel over the remaining six months in 2011 would decrease our pre-tax income during this period by approximately $1.1 million.
We market a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals. We own and operate 39 recycling processing operations and sell other collected recyclable materials to third parties for processing before resale. Certain of our municipal recycling contracts in the state of Washington specify benchmark resale prices for recycled commodities. If the prices we actually receive for the processed recycled commodities collected under the contract exceed the prices specified in the contract, we share the excess with the municipality, after recovering any previous shortfalls resulting from actual market prices falling below the prices specified in the contract. To reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties. In the event of a decline in recycled commodity prices, a 10% decrease in average recycled commodity prices from the average prices that were in effect during the six months ended June 30, 2011 and 2010, would have had a $3.4 million and $2.4 million impact on revenues for the six months ended June 30, 2011 and 2010, respectively.

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
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2011, that our disclosure controls and procedures were effective at the reasonable assurance level such that information required to be disclosed in our Exchange Act reports: (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
During the quarter ended June 30, 2011, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
Information regarding our legal proceedings can be found in Note 15 of our condensed consolidated financial statements included in Part I, Item 1 of this report and is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Our Board of Directors has authorized a common stock repurchase program for the repurchase of up to $800 million of our common stock through December 31, 2012. Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of our common stock and overall market conditions. As of June 30, 2011, we have repurchased approximately 36.9 million shares of our common stock at a cost of $691.0 million. The table below reflects repurchases we have made for the three months ended June 30, 2011 (in thousands, except share and per share amounts):

				Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased Under
Period	Purchased	Per Share(1)	Program	the Program
4/1/11 — 4/30/11	—	$—	—	$130,761
5/1/11 — 5/31/11	8,179	30.43	8,179	130,512
6/1/11 — 6/30/11	701,215	30.69	701,215	108,993

	709,394	30.69	709,394

(1)	This amount represents the weighted average price paid per common share. This price includes a per share commission paid for all repurchases.

Item 6.	Exhibits
See Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASTE CONNECTIONS, INC.
Date: July 22, 2011	BY:	/s/ Ronald J. Mittelstaedt
Ronald J. Mittelstaedt,
Chief Executive Officer

Date: July 22, 2011	BY:	/s/ Worthing F. Jackman
Worthing F. Jackman,
Executive Vice President and Chief Financial Officer

Exhibit Number		Description of Exhibits

3.1		Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on July 24, 2007)

3.2		Third Amended and Restated Bylaws of the Registrant, effective May 15, 2009 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on April 23, 2009)

10.1	+	Third Amended and Restated 2004 Equity Incentive Plan

31.1		Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)

31.2		Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)

32.1		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350

101
The following materials from Waste Connections, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Equity and Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise this Exhibit 101 shall be deemed “furnished” and not “filed.”

+	Management contract or compensatory plan, contract or arrangement.