Form 10-Q
period 2011-09-30
WASTE CONNECTIONS, INC.
filed 2011-10-19
CIK 1057058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
As of October 12, 2011: 111,864,677 shares of common stock

WASTE CONNECTIONS, INC.
FORM 10-Q

Page
PART I — FINANCIAL INFORMATION (unaudited)

Item 1. Financial Statements

Condensed Consolidated Balance Sheets	1

Condensed Consolidated Statements of Income	2

Condensed Consolidated Statements of Equity and Comprehensive Income	3

Condensed Consolidated Statements of Cash Flows	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	36

Item 3. Quantitative and Qualitative Disclosures About Market Risk	55

Item 4. Controls and Procedures	57

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	58

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	58

Item 6. Exhibits	58

Signatures	59

Exhibit Index	60

Exhibit 4.1
Exhibit 10.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and equivalents	$36,560	$9,873
Accounts receivable, net of allowance for doubtful accounts of $5,215 and $5,084 at September 30, 2011 and December 31, 2010, respectively	185,037	152,156
Deferred income taxes	18,923	20,130
Prepaid expenses and other current assets	30,438	33,402

Total current assets	270,958	215,561

Property and equipment, net	1,421,626	1,337,476
Goodwill	1,107,647	927,852
Intangible assets, net	454,475	381,475
Restricted assets	28,555	30,441
Other assets, net	28,744	23,179

	$3,312,005	$2,915,984

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$86,017	$85,252
Book overdraft	11,459	12,396
Accrued liabilities	117,473	99,075
Deferred revenue	62,788	54,157
Current portion of long-term debt and notes payable	5,302	2,657

Total current liabilities	283,039	253,537

Long-term debt and notes payable	1,174,500	909,978
Other long-term liabilities	72,845	47,637
Deferred income taxes	381,500	334,414

Total liabilities	1,911,884	1,545,566

Commitments and contingencies (Note 15)

Equity:
Preferred stock: $0.01 par value per share; 7,500,000 shares authorized; none issued and outstanding	—	—
Common stock: $0.01 par value per share; 250,000,000 and 150,000,000 shares authorized; 111,864,328 and 113,950,081 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	1,119	1,139
Additional paid-in capital	437,096	509,218
Accumulated other comprehensive loss	(3,312)	(3,095)
Retained earnings	960,671	858,887

Total Waste Connections’ equity	1,395,574	1,366,149
Noncontrolling interest in subsidiaries	4,547	4,269

Total equity	1,400,121	1,370,418

	$3,312,005	$2,915,984

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues	$403,962	$345,785	$1,125,614	$983,802
Operating expenses:
Cost of operations	228,561	193,638	637,499	557,974
Selling, general and administrative	41,047	38,455	121,054	110,465
Depreciation	38,868	34,441	108,843	99,349
Amortization of intangibles	5,138	3,616	14,788	10,800
Loss (gain) on disposal of assets	1,034	(50)	742	572

Operating income	89,314	75,685	242,688	204,642

Interest expense	(12,029)	(9,419)	(31,948)	(30,842)
Interest income	132	135	408	453
Loss on extinguishment of debt	—	—	—	(10,193)
Other income (expense), net	(899)	1,500	(750)	1,970

Income before income tax provision	76,518	67,901	210,398	166,030
Income tax provision	(29,934)	(26,644)	(82,415)	(66,323)

Net income	46,584	41,257	127,983	99,707
Less: Net income attributable to noncontrolling interests	(255)	(271)	(702)	(748)

Net income attributable to Waste Connections	$46,329	$40,986	$127,281	$98,959

Earnings per common share attributable to Waste Connections’ common stockholders:
Basic	$0.41	$0.35	$1.13	$0.85

Diluted	$0.41	$0.35	$1.12	$0.84

Shares used in the per share calculations:
Basic	112,327,410	115,594,327	113,130,314	116,129,247

Diluted	113,192,884	116,778,853	113,979,165	117,421,698

Cash dividends per common share	$0.075	$—	$0.225	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2011
(Unaudited)
(In thousands, except share amounts)

		Waste Connections’ Equity
					Accumulated
				Additional	Other
	Comprehensive	Common Stock		Paid-In	Comprehensive	Retained	Noncontrolling
	Income	Shares	Amount	Capital	Loss	Earnings	Interests	Total
Balances at December 31, 2010		113,950,081	$1,139	$509,218	$(3,095)	$858,887	$4,269	$1,370,418
Vesting of restricted stock units		538,878	5	(5)	—	—	—	—
Tax withholdings related to net share settlements of restricted stock units		(184,478)	(1)	(5,435)	—	—	—	(5,436)
Equity-based compensation		—	—	8,906	—	—	—	8,906
Exercise of stock options and warrants		383,082	4	4,952	—	—	—	4,956
Excess tax benefit associated with equity-based compensation		—	—	4,500	—	—	—	4,500
Repurchase of common stock		(2,823,235)	(28)	(85,040)	—	—	—	(85,068)
Cash dividends on common stock		—	—	—	—	(25,497)	—	(25,497)
Amounts reclassified into earnings, net of taxes		—	—	—	900	—	—	900
Changes in fair value of swaps, net of taxes		—	—	—	(1,117)	—	—	(1,117)
Distributions to noncontrolling interests		—	—	—	—	—	(675)	(675)
Fair value of noncontrolling interest associated with business acquired		—	—	—	—	—	251	251
Net income	$127,983	—	—	—	—	127,281	702	127,983
Other comprehensive loss	(350)	—	—	—	—	—	—	—
Income tax effect of other comprehensive loss	133	—	—	—	—	—	—	—

Comprehensive income	127,766	—	—	—	—	—	—	—
Comprehensive income attributable to noncontrolling interests	(702)	—	—	—	—	—	—	—

Comprehensive income attributable to Waste Connections	$127,064	—	—	—	—	—	—	—

Balances at September 30, 2011		111,864,328	$1,119	$437,096	$(3,312)	$960,671	$4,547	$1,400,121

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2010
(Unaudited)
(In thousands, except share amounts)

		Waste Connections’ Equity
					Accumulated
				Additional	Other
	Comprehensive	Common Stock		Paid-In	Comprehensive	Retained	Noncontrolling
	Income	Shares	Amount	Capital	Loss	Earnings	Interests	Total
Balances at December 31, 2009		117,898,624	$786	$625,173	$(4,892)	$732,738	$3,231	$1,357,036
Vesting of restricted stock units		505,808	3	(3)	—	—	—	—
Tax withholdings related to net share settlements of restricted stock units		(173,583)	(1)	(3,723)	—	—	—	(3,724)
Equity-based compensation		—	—	8,488	—	—	—	8,488
Exercise of stock options and warrants		1,893,913	12	23,232	—	—	—	23,244
Excess tax benefit associated with equity-based compensation		—	—	8,935	—	—	—	8,935
Repurchase of common stock		(5,020,666)	(33)	(116,252)	—	—	—	(116,285)
Reacquisition of equity component resulting from conversion of 2026 Convertible Senior Notes		—	—	(2,295)	—	—	—	(2,295)
Issuance of shares in connection with conversion of 2026 Convertible Senior Notes		32,859	—	—	—	—	—	—
Amounts reclassified into earnings, net of taxes		—	—	—	6,308	—	—	6,308
Changes in fair value of swaps, net of taxes		—	—	—	(8,530)	—	—	(8,530)
Net income	$99,707	—	—	—	—	98,959	748	99,707
Other comprehensive loss	(3,610)	—	—	—	—	—	—	—
Income tax effect of other comprehensive loss	1,388	—	—	—	—	—	—	—

Comprehensive income	97,485	—	—	—	—	—	—	—
Comprehensive income attributable to noncontrolling interests	(748)	—	—	—	—	—	—	—

Comprehensive income attributable to Waste Connections	$96,737	—	—	—	—	—	—	—

Balances at September 30, 2010		115,136,955	$767	$543,555	$(7,114)	$831,697	$3,979	$1,372,884

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$127,983	$99,707
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of assets	742	572
Depreciation	108,843	99,349
Amortization of intangibles	14,788	10,800
Deferred income taxes, net of acquisitions	36,960	15,925
Loss on redemption of 2026 Convertible Senior Notes, net of make-whole payment	—	2,255
Amortization of debt issuance costs	1,005	1,332
Amortization of debt discount	—	1,245
Equity-based compensation	8,906	8,488
Interest income on restricted assets	(355)	(397)
Closure and post-closure accretion	1,451	1,323
Excess tax benefit associated with equity-based compensation	(4,500)	(8,935)
Net change in operating assets and liabilities, net of acquisitions	1,901	14,358

Net cash provided by operating activities	297,724	246,022

Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(247,962)	(17,391)
Capital expenditures for property and equipment	(84,051)	(86,121)
Proceeds from disposal of assets	3,238	5,786
Decrease (increase) in restricted assets, net of interest income	2,241	(1,048)
Increase in other assets	(1,706)	(2,034)

Net cash used in investing activities	(328,240)	(100,808)

Cash flows from financing activities:
Proceeds from long-term debt	515,500	331,253
Principal payments on notes payable and long-term debt	(343,726)	(384,346)
Change in book overdraft	(937)	(374)
Proceeds from option and warrant exercises	4,956	23,244
Excess tax benefit associated with equity-based compensation	4,500	8,935
Payments for repurchase of common stock	(85,068)	(116,285)
Payments for cash dividends	(25,497)	—
Tax withholdings related to net share settlements of restricted stock units	(5,436)	(3,724)
Distributions to noncontrolling interests	(675)	—
Debt issuance costs	(6,414)	—

Net cash provided by (used in) financing activities	57,203	(141,297)

Net increase in cash and equivalents	26,687	3,917
Cash and equivalents at beginning of period	9,873	9,639

Cash and equivalents at end of period	$36,560	$13,556

Non-cash financing activity:
Liabilities assumed and notes payable issued to sellers of businesses acquired	$144,386	$13,243
The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
1. BASIS OF PRESENTATION AND SUMMARY
The accompanying condensed consolidated financial statements relate to Waste Connections, Inc. and its subsidiaries (“WCI” or the “Company”) for the three and nine month periods ended September 30, 2011 and 2010. In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows and equity and comprehensive income include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with U.S. generally accepted accounting principles (“GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include accounting for landfills, self-insurance, income taxes, allocation of acquisition purchase price and asset impairments. An additional area that involves estimation is when the Company estimates the amount of potential exposure it may have with respect to litigation, claims and assessments in accordance with the accounting guidance on contingencies. Actual results for all estimates could differ materially from the estimates and assumptions that the Company uses in the preparation of its condensed consolidated financial statements.
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
Presentation of Comprehensive Income. In September 2011, the FASB issued guidance on the presentation of comprehensive income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The guidance allows two presentation alternatives: (1) present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income; or (2) in two separate, but consecutive, statements of net income and other comprehensive income. This guidance is effective as of the beginning of a fiscal year that begins after December 15, 2011. Early adoption is permitted, but full retrospective application is required under both sets of accounting standards. Upon adoption, the Company will elect to present items of net income and other comprehensive income in one continuous statement, the statement of comprehensive income.
Multiemployer Pension Plans. In September 2011, the FASB issued guidance requiring companies to provide additional disclosures related to multiemployer pension plans. The disclosures are required to be made on an annual basis for all individually material plans. Retrospective application of the disclosures is required. This guidance is effective for fiscal years ending after December 15, 2011, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its multiemployer plan disclosures.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
Goodwill Impairment. In September 2011, the FASB issued guidance on testing goodwill for impairment. The guidance provides entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, an entity can choose to early adopt, provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements. The Company has elected to early adopt the guidance and will perform a “qualitative” assessment when it performs its goodwill impairment test in the fourth quarter of 2011.
4. FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s financial instruments consist primarily of cash and equivalents, trade receivables, restricted assets, trade payables, debt instruments, interest rate swaps and fuel hedges. As of September 30, 2011 and December 31, 2010, the carrying values of cash and equivalents, trade receivables, restricted assets, and trade payables are considered to be representative of their respective fair values. The carrying values of the Company’s debt instruments, excluding certain notes as listed in the table below, approximate their fair values as of September 30, 2011 and December 31, 2010, based on current borrowing rates for similar types of borrowing arrangements. The carrying values and fair values of the Company’s debt instruments where the carrying values do not approximate their fair values as of September 30, 2011 and December 31, 2010, are as follows:

	Carrying Value at		Fair Value* at
	September 30,	December 31,	September 30,	December 31,
	2011	2010	2011	2010
6.22% Senior Notes due 2015	$175,000	$175,000	$200,517	$198,300
3.30% Senior Notes due 2016	$100,000	$—	$101,890	$—
4.00% Senior Notes due 2018	$50,000	$—	$53,386	$—
5.25% Senior Notes due 2019	$175,000	$175,000	$198,905	$191,316
4.64% Senior Notes due 2021	$100,000	$—	$107,007	$—

*	Fair value based on quotes of bonds with similar ratings in similar industries
For details on the fair value of the Company’s interest rate swaps and fuel hedges, refer to Note 12.
5. LANDFILL ACCOUNTING
At September 30, 2011, the Company owned 35 landfills, and operated, but did not own, five landfills under life-of-site operating agreements and five landfills under limited-term operating agreements. The Company’s landfills had site costs with a net book value of $802,855 at September 30, 2011. With the exception of two owned landfills that only accept construction and demolition and other non-putrescible waste, all landfills that the Company owns or operates are municipal solid waste landfills. For the Company’s landfills operated under limited-term operating agreements and life-of-site operating agreements, the owner of the property (generally a municipality) usually owns the permit and the Company operates the landfill for a contracted term. Where the contracted term is not the life of the landfill, the property owner is generally responsible for final capping, closure and post-closure obligations. The Company is responsible for all final capping, closure and post-closure liabilities at four of the five landfills that it operates under life-of-site operating agreements.

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
Based on remaining permitted capacity as of September 30, 2011, and projected annual disposal volumes, the average remaining landfill life for the Company’s owned landfills and landfills operated under life-of-site operating agreements is estimated to be approximately 38 years. As of September 30, 2011, the Company is seeking to expand permitted capacity at seven of its owned landfills and two landfills that it operates under life-of-site operating agreements, and considers the achievement of these expansions to be probable. Although the Company cannot be certain that all future expansions will be permitted as designed, the average remaining life, when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume, of the Company’s owned landfills and landfills operated under life-of-site operating agreements is 48 years, with lives ranging from 1 to 189 years.
During the nine months ended September 30, 2011 and 2010, the Company expensed $31,712 and $29,621, respectively, or an average of $2.94 and $3.00 per ton consumed, respectively, related to landfill depletion at owned landfills and landfills operated under life-of-site agreements.
The Company reserves for final capping, closure and post-closure maintenance obligations at the landfills it owns and landfills it operates under life-of-site operating agreements. The Company calculates the net present value of its final capping, closure and post-closure commitments by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure and discounting the inflated total to its present value using a credit-adjusted risk-free rate. Any changes in expectations that result in an upward revision to the estimated undiscounted cash flows are treated as a new liability and are inflated and discounted at rates reflecting current market conditions. Any changes in expectations that result in a downward revision (or no revision) to the estimated undiscounted cash flows result in a liability that is inflated and discounted at rates reflecting the market conditions at the time the cash flows were originally estimated. This policy results in the Company’s final capping, closure and post-closure liabilities being recorded in “layers.” At January 1, 2011, the Company decreased its discount rate assumption for purposes of computing 2011 “layers” for final capping, closure and post-closure obligations from 6.5% to 5.75%, in order to reflect the Company’s long-term cost of borrowing as of the end of 2010. The Company’s inflation rate assumption is 2.5% for the years ending December 31, 2011 and 2010. The resulting final capping, closure and post-closure obligations are recorded on the balance sheet along with an offsetting addition to site costs which is amortized to depletion expense as the landfills’ airspace is consumed. Interest is accreted on the recorded liability using the corresponding discount rate. During the nine months ended September 30, 2011 and 2010, the Company expensed $1,451 and $1,323, respectively, or an average of $0.13 per ton consumed in each period, respectively, related to final capping, closure and post-closure accretion expense.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
The following is a reconciliation of the Company’s final capping, closure and post-closure liability balance from December 31, 2010 to September 30, 2011:

Final capping, closure and post-closure liability at December 31, 2010	$28,537
Adjustments to final capping, closure and post-closure liabilities	(1,160)
Liabilities incurred	1,544
Accretion expense	1,451
Closure payments	(2,055)
Assumption of closure liabilities from acquisitions	1,429

Final capping, closure and post-closure liability at September 30, 2011	$29,746

The adjustments to final capping, closure and post-closure liabilities primarily consisted of an increase in estimated airspace at one of the Company’s landfills at which an expansion is being pursued. The Company performs its annual review of its cost and capacity estimates in the first quarter of each year.
At September 30, 2011, $26,206 of the Company’s restricted assets balance was for purposes of securing its performance of future final capping, closure and post-closure obligations.
6. LONG-TERM DEBT
Long-term debt consists of the following:

	September 30,	December 31,
	2011	2010
Revolver under credit facility, bearing interest ranging from 0.81% to 3.65%*	$519,000	$511,000
2015 Notes, bearing interest at 6.22%	175,000	175,000
2016 Notes, bearing interest at 3.30%	100,000	—
2018 Notes, bearing interest at 4.00%	50,000	—
2019 Notes, bearing interest at 5.25%	175,000	175,000
2021 Notes, bearing interest at 4.64%	100,000	—
Tax-exempt bonds, bearing interest ranging from 0.08% to 0.42%*	38,460	39,420
Notes payable to sellers in connection with acquisitions, bearing interest at 2.50% to 10.35%*	19,446	9,159
Notes payable to third parties, bearing interest at 6.7% to 10.9%*	2,896	3,056

	1,179,802	912,635
Less — current portion	(5,302)	(2,657)

	$1,174,500	$909,978

*	Interest rates in the table above represent the range of interest rates incurred during the nine month period ended September 30, 2011.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
On April 1, 2011, the Company entered into a Second Supplement to Master Note Purchase Agreement with certain accredited institutional investors (the “Second Supplement”), pursuant to which the Company issued and sold to the investors on that date $250,000 of senior uncollateralized notes at fixed interest rates with interest payable in arrears semi-annually on October 1 and April 1 beginning on October 1, 2011 in a private placement. Of these notes, $100,000 will mature on April 1, 2016 with an annual interest rate of 3.30% (the “2016 Notes”), $50,000 will mature on April 1, 2018 with an annual interest rate of 4.00% (the “2018 Notes”), and $100,000 will mature on April 1, 2021 with an annual interest rate of 4.64% (the “2021 Notes”). The 2016 Notes, 2018 Notes and 2021 Notes are uncollateralized obligations and rank equally in right of payment with the 2015 Notes, the 2019 Notes and obligations under the Company’s credit agreement. The 2016 Notes, 2018 Notes and 2021 Notes are subject to representations, warranties, covenants and events of default. Upon the occurrence of an event of default, payment of the 2016 Notes, 2018 Notes and 2021 Notes may be accelerated by the holders of the respective notes. The 2016 Notes, 2018 Notes and 2021 Notes may also be prepaid by the Company at any time at par plus a make-whole amount determined in respect of the remaining scheduled interest payments on the respective notes, using a discount rate of the then current market standard for United States treasury bills plus 0.50%. In addition, the Company will be required to offer to prepay the 2016 Notes, 2018 Notes and 2021 Notes upon certain changes in control.
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
The Company used the proceeds from the sale of the 2016 Notes, 2018 Notes, and 2021 Notes to fund a portion of the purchase price for the County Waste acquisition, which is described in Note 7.
On July 11, 2011, the Company and certain of its subsidiaries entered into an Amended and Restated Credit Agreement (the “credit agreement”) with Bank of America, N.A. and the other banks and lending institutions party thereto, as lenders, Bank of America, N.A., as administrative agent, and J.P. Morgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as co-syndication agents.
The Company’s credit agreement is comprised of a $1,200,000 revolving credit facility (the “credit facility”) which matures on July 11, 2016. The Company has the ability under the credit agreement to increase commitments under the revolving credit facility from $1,200,000 to $1,500,000, subject to conditions including that no default, as defined in the credit agreement, has occurred, although no existing lender has any obligation to increase its commitment. The Company used proceeds from the credit agreement in order to refinance its previous $845,000 credit facility, which had a maturity of September 27, 2012.
Under the credit agreement, there is no maximum amount of standby letters of credit that can be issued; however, the issuance of standby letters of credit reduces the amount of total borrowings available. The credit agreement requires the Company to pay a commitment fee ranging from 0.200% per annum to 0.350% per annum of the unused portion of the facility. The borrowings under the credit agreement bear interest, at the Company’s option, at either the base rate plus the applicable base rate margin on base rate loans, or the LIBOR rate plus the applicable LIBOR margin on LIBOR loans. The base rate for any day is a fluctuating rate per annum equal to the highest of: (1) the federal funds rate plus one half of one percent (0.500%); (2) the LIBOR rate plus one percent (1.000%), and (3) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate.” The LIBOR rate is determined by the administrative agent pursuant to a formula in the credit agreement. The applicable margins under the credit agreement vary depending on the Company’s leverage ratio, as defined in the credit agreement, and range from 1.150% per annum to 2.000% per annum for LIBOR loans and 0.150% per annum to 1.000% per annum for base rate loans. The interest rate applicable under the credit agreement is currently the LIBOR rate plus 1.400% per annum, a 0.775% per annum increase in the corresponding interest rate under the Company’s previous credit facility. The borrowings under the credit agreement are not collateralized.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
The credit agreement contains representations and warranties and places certain business, financial and operating restrictions on the Company relating to, among other things, indebtedness, liens and other encumbrances, investments, mergers and acquisitions, asset sales, sale and leaseback transactions, and dividends, distributions and redemptions of capital stock. The credit agreement requires that the Company maintain specified financial ratios. The Company expects to use the credit agreement for acquisitions, capital expenditures, working capital, standby letters of credit and general corporate purposes.
7. ACQUISITIONS
On April 1, 2011, the Company completed the acquisition of a 100% interest in Hudson Valley Waste Holding, Inc., and its wholly-owned subsidiary, County Waste and Recycling Service, Inc. (collectively, “County Waste”). As part of this acquisition, the Company acquired a 50% interest in Russell Sweepers, LLC, a provider of sweeper services, resulting in a 50% noncontrolling interest that was recognized at fair value on the purchase date. The operations include six collection operations, three transfer stations and one recycling facility across six markets: Orange County, New York; Greater Albany, New York; Springfield, Massachusetts; Fulton County, New York; Warrant and Washington Counties, New York; and Greene, Columbia and Ulster Counties, New York. The Company paid $299,000 for the purchased operations plus amounts paid for the purchase of accounts receivable and other prepaid assets and estimated working capital, which amounts are subject to post-closing adjustments. No other consideration, including contingent consideration, was transferred by the Company to acquire these operations. Total revenues for the six months ended September 30, 2011, generated from the County Waste operations and included within consolidated revenues were $63,693. Total pre-tax earnings for the six months ended September 30, 2011, generated from the County Waste operations and included within consolidated income before income taxes were $5,917.
In August 2011, the Company’s subsidiary, Capital Region Landfills, Inc. (“CRL”), entered into an agreement with the Town of Colonie, a municipal corporation of the state of New York, to operate a municipal solid waste disposal facility (the “Colonie Landfill”) for an initial term of 25 years. The agreement became effective on September 19, 2011. As consideration for operating equipment and the right to operate the Colonie Landfill, CRL remitted an initial payment of $23,860. CRL is also required to remit up to $55,470 of additional consideration over the term of the agreement, comprised of $11,500 payable over a five-year period ending September 2016 and up to $43,970 payable over the term of the agreement if certain expansion criteria are met and certain annual tonnage targets are exceeded as specified in the operating agreement. CRL is also responsible for all final capping, closure and post-closure liabilities and estimates the total obligation in current dollars to be $21,287, the net present value of which is $1,429. This obligation was recorded in Other long-term liabilities and is provisional pending final completion of the calculations of the amounts and timing of capping, closure and post-closure payments. CRL computed the present value of the additional consideration using a probability-weighted discounted cash flow methodology, resulting in a total obligation recognized at the effective date of $32,928, which consisted of $10,656 recorded as Notes issued to sellers and $22,272 recorded as contingent consideration in Other long-term liabilities. Any changes in the fair value of the contingent consideration subsequent to the acquisition date will be charged or credited to income until the contingency is settled.
In addition to the County Waste acquisition and Colonie Landfill transaction, the Company acquired seven individually immaterial non-hazardous solid waste collection businesses during the nine months ended September 30, 2011. During the nine months ended September 30, 2010, the Company acquired 13 individually immaterial non-hazardous solid waste collection, disposal and recycling businesses.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
In August 2011, the Company announced that it has entered into agreements to acquire the operations of Alaska Pacific Environmental Services Anchorage, LLC and Alaska Green Waste Solutions, LLC (together, “Alaska Waste”). Alaska Waste provides solid waste collection, recycling and composting services in Anchorage, the Mat-Su Valley, Fairbanks, the Kenai Peninsula and Kodiak Island. The Company expects the total purchase price to be between $115,000 and $125,000 for the Alaska Waste acquisition. The transaction remains subject to closing conditions, including regulatory approval and receipt of certain governmental consents. The acquisition is expected to close in the first quarter of 2012.
The acquisitions completed during the nine months ended September 30, 2011 and 2010, were not material to the Company’s results of operations, either individually or in the aggregate. As a result, pro forma financial information has not been provided. The results of operations of the acquired businesses have been included in the Company’s consolidated financial statements from their respective acquisition dates. The Company expects these acquired businesses to contribute towards the achievement of the Company’s strategy to expand through acquisitions.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
The following table summarizes the consideration transferred to acquire these businesses and the amounts of identified assets acquired, liabilities assumed and noncontrolling interests associated with businesses acquired at the acquisition date for acquisitions consummated in the nine months ended September 30, 2011 and 2010:

	2011	2010
	Acquisitions	Acquisitions
Fair value of consideration transferred:
Cash	$247,862	$17,391
Debt assumed*	84,737	9,657
Notes issued to sellers	10,656	—
Contingent consideration	22,272	—

	365,527	27,048

Recognized amounts of identifiable assets acquired, liabilities assumed and noncontrolling interests associated with businesses acquired:
Accounts receivable	9,412	1,187
Other current assets	1,056	602
Property and equipment	112,088	22,322
Long-term franchise agreements and contracts	3,269	175
Customer lists	33,978	1,597
Indefinite-lived intangibles	42,283	—
Other intangibles	10,367	—
Accounts payable	(6,183)	—
Accrued liabilities	(1,206)	(2,899)
Noncontrolling interests	(251)	—
Deferred revenue	(6,186)	(541)
Other long-term liabilities	(1,429)	(146)
Deferred taxes	(11,466)	—

Total identifiable net assets	185,732	22,297

Goodwill	$179,795	$4,751

*	Debt paid at close of acquisition.
The goodwill is attributable to the synergies and ancillary growth opportunities expected to arise after the Company’s acquisition of these businesses. Goodwill acquired during the nine months ended September 30, 2011 and 2010, totaling $16,739 and $4,382, respectively, is expected to be deductible for tax purposes.
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

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
The gross amount of trade receivables due under contracts acquired during the period ended September 30, 2011, is $10,019, of which $607 is expected to be uncollectible. The gross amount of trade receivables due under contracts acquired during the period ended September 30, 2010, is $1,470, of which $284 is expected to be uncollectible. The Company did not acquire any other class of receivable as a result of the acquisition of these businesses.
A reconciliation of the Fair value of consideration transferred to Payments for acquisitions, net of cash acquired, as reported in the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, is as follows:

	2011	2010
	Acquisitions	Acquisitions
Cash consideration transferred	$247,862	$17,391
Payment of contingent consideration	100	—

Payments for acquisitions, net of cash acquired	$247,962	$17,391

During the nine month periods ended September 30, 2011 and 2010, the Company incurred $1,278 and $1,177, respectively, of acquisition-related costs. These expenses are included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Income.
8. INTANGIBLE ASSETS
Intangible assets, exclusive of goodwill, consisted of the following at September 30, 2011:

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Amortizable intangible assets:
Long-term franchise agreements and contracts	$190,696	$(29,873)	$160,823
Customer lists	96,017	(25,312)	70,705
Non-competition agreements	9,414	(6,317)	3,097
Other	31,604	(2,956)	28,648

	327,731	(64,458)	263,273
Nonamortized intangible assets:
Indefinite-lived intangible assets	191,202	—	191,202

Intangible assets, exclusive of goodwill	$518,933	$(64,458)	$454,475

The weighted-average amortization period of long-term franchise agreements and contracts acquired during the nine months ended September 30, 2011 was 22.3 years. The weighted-average amortization period of customer lists acquired during the nine months ended September 30, 2011 was 6.9 years. The weighted average amortization period of other intangibles acquired during the nine months ended September 30, 2011 was 40.0 years.

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
Estimated future amortization expense for the next five years of amortizable intangible assets is as follows:

For the year ending December 31, 2011	$20,008
For the year ending December 31, 2012	$20,906
For the year ending December 31, 2013	$19,903
For the year ending December 31, 2014	$18,688
For the year ending December 31, 2015	$18,117
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
Summarized financial information concerning the Company’s reportable segments for the three and nine months ended September 30, 2011 and 2010, is shown in the following tables:

				Operating Income
				Before Depreciation,
				Amortization and
	Gross	Intercompany	Net	Gain (Loss) on
Three Months Ended September 30, 2011	Revenues	Revenues(b)	Revenues	Disposal of Assets(c)
Western	$223,156	$(25,896)	$197,260	$65,306
Central	126,389	(13,538)	112,851	40,174
Eastern	112,140	(18,289)	93,851	27,179
Corporate(a)	—	—	—	1,695

	$461,685	$(57,723)	$403,962	$134,354

				Operating Income
				Before Depreciation,
				Amortization and
	Gross	Intercompany	Net	Gain (Loss) on
Three Months Ended September 30, 2010	Revenues	Revenues(b)	Revenues	Disposal of Assets(c)
Western	$212,262	$(23,724)	$188,538	$60,500
Central	113,963	(13,384)	100,579	33,792
Eastern	70,069	(13,401)	56,668	17,379
Corporate(a)	—	—	—	2,021

	$396,294	$(50,509)	$345,785	$113,692

				Operating Income
				Before Depreciation,
				Amortization and
	Gross	Intercompany	Net	Gain (Loss) on
Nine Months Ended September 30, 2011	Revenues	Revenues(b)	Revenues	Disposal of Assets(c)
Western	$633,784	$(74,407)	$559,377	$177,593
Central	362,351	(38,589)	323,762	115,261
Eastern	291,910	(49,435)	242,475	70,856
Corporate(a)	—	—	—	3,351

	$1,288,045	$(162,431)	$1,125,614	$367,061

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

				Operating Income
				Before Depreciation,
				Amortization and
	Gross	Intercompany	Net	Gain (Loss) on
Nine Months Ended September 30, 2010	Revenues	Revenues(b)	Revenues	Disposal of Assets(c)
Western	$600,111	$(68,609)	$531,502	$164,737
Central	322,891	(37,599)	285,292	94,794
Eastern	206,007	(38,999)	167,008	52,074
Corporate(a)	—	—	—	3,758

	$1,129,009	$(145,207)	$983,802	$315,363

(a)	Corporate functions include accounting, legal, tax, treasury, information technology, risk management, human resources, training and other administrative functions.

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

Total assets for each of the Company’s reportable segments at September 30, 2011 and December 31, 2010, based on region alignments as of those dates, were as follows:

	September 30,	December 31,
	2011	2010
Western	$1,363,025	$1,378,920
Central	1,031,345	654,854
Eastern	827,874	818,648
Corporate	89,761	63,562

Total Assets	$3,312,005	$2,915,984

The following tables show changes in goodwill during the nine months ended September 30, 2011 and 2010, by reportable segment:

	Western	Central	Eastern	Total
Balance as of December 31, 2010	$313,038	$305,774	$309,040	$927,852
Goodwill transferred	—	111,806	(111,806)	—
Goodwill acquired	—	6,638	173,157	179,795
Goodwill divested	—	—	—	—

Balance as of September 30, 2011	$313,038	$424,218	$370,391	$1,107,647

	Western	Central	Eastern	Total
Balance as of December 31, 2009	$291,781	$313,366	$301,563	$906,710
Goodwill transferred	20,295	(20,295)	—	—
Goodwill acquired	731	2,304	1,716	4,751
Goodwill divested	—	(64)	(1,111)	(1,175)

Balance as of September 30, 2010	$312,807	$295,311	$302,168	$910,286

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
A reconciliation of the Company’s primary measure of segment profitability (operating income before depreciation, amortization and gain (loss) on disposal of assets for reportable segments) to Income before income tax provision in the Condensed Consolidated Statements of Income is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Operating income before depreciation, amortization and gain (loss) on disposal of assets	$134,354	$113,692	$367,061	$315,363
Depreciation	(38,868)	(34,441)	(108,843)	(99,349)
Amortization of intangibles	(5,138)	(3,616)	(14,788)	(10,800)
Gain (loss) on disposal of assets	(1,034)	50	(742)	(572)
Interest expense	(12,029)	(9,419)	(31,948)	(30,842)
Interest income	132	135	408	453
Loss on extinguishment of debt	—	—	—	(10,193)
Other income (expense), net	(899)	1,500	(750)	1,970

Income before income tax provision	$76,518	$67,901	$210,398	$166,030

The following table shows, for the periods indicated, the Company’s total reported revenues by service line and with intercompany eliminations:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Collection	$282,176	$244,936	$796,783	$712,114
Disposal and transfer	138,680	125,473	381,961	342,390
Intermodal, recycling and other	40,829	25,885	109,301	74,505

	461,685	396,294	1,288,045	1,129,009
Less: intercompany elimination	(57,723)	(50,509)	(162,431)	(145,207)

Total revenues	$403,962	$345,785	$1,125,614	$983,802

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

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
At September 30, 2011, the Company’s derivative instruments included two interest rate swap agreements as follows:

		Fixed	Variable
	Notional	Interest	Interest Rate
Date Entered	Amount	Rate Paid*	Received	Effective Date	Expiration Date
March 2009	$175,000	2.85%	1-month LIBOR	February 2011	February 2014
August 2011	$150,000	0.7975%	1-month LIBOR	April 2012	January 2015

*	Plus applicable margin.
Another of the Company’s objectives for utilizing derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in the price of diesel fuel. The Company’s strategy to achieve that objective involves entering into fuel hedges that are specifically designated to certain forecasted diesel fuel purchases and accounted for as cash flow hedges.
At September 30, 2011, the Company’s derivative instruments included two fuel hedge agreements as follows:

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

The fair values of derivative instruments designated as cash flow hedges as of September 30, 2011, are as follows:

Derivatives Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other assets, net	$64	Accrued liabilities(a)	$(4,510)
			Other long-term liabilities	(5,320)

Fuel hedges	Prepaid expenses and other current assets(b)	3,757
	Other assets, net	666

Total derivatives designated as cash flow hedges		$4,487		$(9,830)

(a)
Represents the estimated amount of the existing unrealized losses on interest rate swaps as of September 30, 2011 (based on the interest rate yield curve at that date), included in accumulated other comprehensive loss expected to be reclassified into pre-tax earnings within the next 12 months. The actual amounts reclassified into earnings are dependent on future movements in interest rates.

(b)
Represents the estimated amount of the existing unrealized gains on fuel hedges as of September 30, 2011 (based on the forward DOE diesel fuel index curve at that date), included in accumulated other comprehensive loss expected to be reclassified into pre-tax earnings within the next 12 months. The actual amounts reclassified into earnings are dependent on future movements in diesel fuel prices.

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

The following tables summarizes the impact of the Company’s cash flow hedges on the results of operations, comprehensive income and accumulated other comprehensive loss (“AOCL”) as of and for the three and nine months ended September 30, 2011 and 2010:

	Amount of Gain or (Loss)
	Recognized in AOCL on			Amount of (Gain) or Loss
Derivatives	Derivatives,			Reclassified from AOCL into
Designated as Cash	Net of Tax (Effective		Statement of Income	Earnings, Net of Tax (Effective
Flow Hedges	Portion)(a)		Classification	Portion) (b),(c)
	Three Months Ended			Three Months Ended
	September 30,			September 30,
	2011	2010		2011	2010
Interest rate swaps	$(1,290)	$(2,342)	Interest expense	$735	$1,283
Fuel hedges	(646)	1,164	Cost of operations	(683)	716

Total	$(1,936)	$(1,178)		$52	$1,999

Amount of Gain or (Loss)
Recognized in AOCL on	Amount of (Gain) or Loss
Derivatives	Derivatives,	Reclassified from AOCL into
Designated as Cash	Net of Tax (Effective	Statement of Income	Earnings, Net of Tax (Effective
Flow Hedges	Portion)(a)	Classification	Portion) (b),(c)
Nine Months Ended	Nine Months Ended
September 30,	September 30,
2011	2010	2011	2010
Interest rate swaps	$(2,904)	$(7,776)	Interest expense	$2,877	$4,152
Fuel hedges	1,787	(754)	Cost of operations	(1,977)	2,156

Total	$(1,117)	$(8,530)	$900	$6,308

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

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
The Company measures and records ineffectiveness on the fuel hedges in Cost of operations in the Condensed Consolidated Statements of Income on a monthly basis based on the difference between the DOE index price and the actual price of diesel fuel purchased, multiplied by the notional number of gallons on the contracts. There was no significant ineffectiveness recognized on the fuel hedges during the nine months ended September 30, 2011 and 2010.
See Note 13 for further discussion on the impact of the Company’s hedge accounting to its consolidated Comprehensive income and AOCL.
11. NET INCOME PER SHARE INFORMATION
The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income per common share attributable to the Company’s common stockholders for the three and nine months ended September 30, 2011 and 2010:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Numerator:
Net income attributable to Waste Connections for basic and diluted earnings per share	$46,329	$40,986	$127,281	$98,959

Denominator:
Basic shares outstanding	112,327,410	115,594,327	113,130,314	116,129,247
Dilutive effect of stock options and warrants	407,555	731,763	445,117	930,747
Dilutive effect of restricted stock units	457,919	452,763	403,734	361,704

Diluted shares outstanding	113,192,884	116,778,853	113,979,165	117,421,698

For the three months ended September 30, 2011, all outstanding stock options and warrants were dilutive and included in the computation of diluted earnings per share. For the three months ended September 30, 2010, stock options and warrants to purchase 1,278 shares of common stock were excluded from the computation of diluted earnings per share as they were anti-dilutive. For the nine months ended September 30, 2011 and 2010, stock options and warrants to purchase 1,312 and 2,187 shares of common stock, respectively, were excluded from the computation of diluted earnings per share as they were anti-dilutive. The Company’s 2026 Convertible Senior Notes were not dilutive during the nine months ended September 30, 2010. On April 1, 2010, the Company redeemed the aggregate principal amount of its 2026 Convertible Senior Notes.
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
The Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010, were as follows:

	Fair Value Measurement at September 30, 2011 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap derivative instruments — net liability position	$(9,766)	$—	$(9,766)	$—
Fuel hedge derivative instruments — net asset position	$4,423	$—	$—	$4,423
Restricted assets	$27,206	$27,206	$—	$—

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
During the nine months ended September 30, 2011, there were no fair value measurements of assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition.
The following table summarizes the change in the fair value for Level 3 derivatives for the nine months ended September 30, 2011:

Level 3
Derivatives
Balance as of December 31, 2010	$4,730
Realized gains included in earnings	(3,189)
Unrealized gains included in AOCL	2,882

Balance as of September 30, 2011	$4,423

The following table summarizes the change in the fair value for Level 3 derivatives for the nine months ended September 30, 2010:

Level 3
Derivatives
Balance as of December 31, 2009	$(104)
Realized losses included in earnings	3,478
Unrealized losses included in AOCL	(1,217)

Balance as of September 30, 2010	$2,157

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
13. COMPREHENSIVE INCOME
Comprehensive income includes changes in the fair value of interest rate swaps and fuel hedges that qualify for hedge accounting. The components of other comprehensive income (loss) and related tax effects for the three and nine month periods ended September 30, 2011 and 2010, are as follows:

	Three months ended September 30, 2011
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$1,186	$(451)	$735
Fuel hedge amounts reclassified into cost of operations	(1,101)	418	(683)
Changes in fair value of interest rate swaps	(2,081)	791	(1,290)
Changes in fair value of fuel hedges	(1,042)	396	(646)

	$(3,038)	$1,154	$(1,884)

	Three months ended September 30, 2010
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$2,069	$(786)	$1,283
Fuel hedge amounts reclassified into cost of operations	1,154	(438)	716
Changes in fair value of interest rate swaps	(3,777)	1,435	(2,342)
Changes in fair value of fuel hedges	1,878	(714)	1,164

	$1,324	$(503)	$821

Total comprehensive income for the three months ended September 30, 2011 and 2010 was $44,700 and $42,078, respectively.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

	Nine months ended September 30, 2011
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$4,641	$(1,764)	$2,877
Fuel hedge amounts reclassified into cost of operations	(3,189)	1,212	(1,977)
Changes in fair value of interest rate swaps	(4,684)	1,780	(2,904)
Changes in fair value of fuel hedges	2,882	(1,095)	1,787

	$(350)	$133	$(217)

	Nine months ended September 30, 2010
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$6,697	$(2,545)	$4,152
Fuel hedge amounts reclassified into cost of operations	3,478	(1,322)	2,156
Changes in fair value of interest rate swaps	(12,568)	4,792	(7,776)
Changes in fair value of fuel hedges	(1,217)	463	(754)

	$(3,610)	$1,388	$(2,222)

A rollforward of the amounts included in AOCL, net of taxes, is as follows:

			Accumulated
			Other
		Interest	Comprehensive
	Fuel Hedges	Rate Swaps	Loss
Balance at December 31, 2010	$2,931	$(6,026)	$(3,095)
Amounts reclassified into earnings	(1,977)	2,877	900
Change in fair value	1,787	(2,904)	(1,117)

Balance at September 30, 2011	$2,741	$(6,053)	$(3,312)

See Note 10 for further discussion on the Company’s derivative instruments.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
14. STOCKHOLDERS’ EQUITY
Stock-Based Compensation
A summary of activity related to restricted stock units under the Third Amended and Restated 2004 Equity Incentive Plan, as of December 31, 2010, and changes during the nine month period ended September 30, 2011, is presented below:

Unvested
Shares
Outstanding at December 31, 2010	1,514,459
Granted	499,310
Forfeited	(35,385)
Vested and Issued	(538,878)
Vested and Unissued	(31,606)

Outstanding at September 30, 2011	1,407,900

The weighted average grant date fair value per share for the shares of common stock underlying the restricted stock units granted during the nine month period ended September 30, 2011 was $29.28. During the nine months ended September 30, 2011 and 2010, the Company’s stock-based compensation expense from restricted stock units was $8,873 and $8,172, respectively.
Share Repurchase Program
The Company’s Board of Directors has authorized a common stock repurchase program for the repurchase of up to $800,000 of common stock through December 31, 2012. Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. The timing and amounts of any repurchases will depend on many factors, including the Company’s capital structure, the market price of the common stock and overall market conditions. During the nine months ended September 30, 2011 and 2010, the Company repurchased 2,823,235 and 5,020,666 shares, respectively, of its common stock under this program at a cost of $85,068 and $116,285, respectively. As of September 30, 2011, the remaining maximum dollar value of shares available for repurchase under the program was approximately $66,306. The Company’s policy related to repurchases of its common stock is to charge any excess of cost over par value entirely to additional paid-in capital.
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
Cash Dividend
On October 19, 2010, the Company’s Board of Directors declared the initiation of a quarterly cash dividend of $0.075 per share, as adjusted for the three-for-two stock split described above. The initial quarterly cash dividend totaling $8,561 was paid on November 12, 2010. The Company also paid a quarterly cash dividend of $0.075 per share on its common stock, totaling $8,515, $8,526 and $8,456 on March 1, 2011, May 20, 2011 and August 17, 2011, respectively.

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
In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business. Except as noted in the legal cases described below, as of September 30, 2011, there is no current proceeding or litigation involving the Company or its property that the Company believes could have a material adverse impact on its business, financial condition, results of operations or cash flows.
Chaparral, New Mexico Landfill Permit Litigation
The Company’s subsidiary, High Desert Solid Waste Facility, Inc. (formerly known as Rhino Solid Waste, Inc.) (“HDSWF”), owns undeveloped property in Chaparral, New Mexico, for which it sought a permit to operate a municipal solid waste landfill. After a public hearing, the New Mexico Environment Department (the “Department”) approved the permit for the facility on January 30, 2002. Colonias Development Council (“CDC”), a nonprofit organization, opposed the permit at the public hearing and appealed the Department’s decision to the courts of New Mexico, primarily on the grounds that the Department failed to consider the social impact of the landfill on the community of Chaparral, and failed to consider regional planning issues. On July 18, 2005, in Colonias Dev. Council v. Rhino Envtl. Servs., Inc. (In re Rhino Envtl. Servs.), 2005 NMSC 24, 117 P.3d 939, the New Mexico Supreme Court remanded the matter back to the Department to conduct a limited public hearing on certain evidence that CDC claimed was wrongfully excluded from consideration by the hearing officer, and to allow the Department to reconsider the evidence already proffered concerning the impact of the landfill on the surrounding community’s quality of life. In July 2007, the Department, CDC, the Company and Otero County signed a stipulation requesting a postponement of the limited public hearing to allow the Company time to explore a possible relocation of the landfill to a new site. Since 2007, the Department has issued several orders postponing the limited public hearing, currently scheduled for November 2012, as HDSWF has continued to evaluate the suitability of a new site. In July 2009, HDSWF purchased approximately 325 acres of undeveloped land comprising a proposed new site from the State of New Mexico. HDSWF filed a formal landfill permit application for the new site with the Department on September 17, 2010. On September 12, 2011, the Department deemed the permit application complete, but the Department has not yet set a hearing date. If the Department denies the landfill permit application for the new site, HDSWF intends to actively resume its efforts to enforce the previously issued landfill permit for the original site in Chaparral. At September 30, 2011, the Company had $11,772 of capitalized expenditures related to this landfill development project. If the Company is ultimately issued a permit to operate the landfill at the new site purchased in July 2009, the Company will be required to expense in a future period $10,318 of capitalized expenditures related to the original Chaparral property, less the recoverable value of that undeveloped property and other amounts recovered, which would likely have a material adverse effect on the Company’s results of operations for that period. If the Company instead is ultimately issued a permit to operate the landfill at the original Chaparral property, the Company will be required to expense in a future period $1,454 of capitalized expenditures related to the new site purchased in July 2009, less the recoverable value of that undeveloped property and other amounts recovered. If the Company is not ultimately issued a permit to operate the landfill at either one of the two sites, the Company will be required to expense in a future period the $11,772 of capitalized expenditures, less the recoverable value of the undeveloped properties and other amounts recovered, which would likely have a material adverse effect on the Company’s results of operations for that period.

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
El Paso, Texas Labor Union Disputes
One of the Company’s subsidiaries, El Paso Disposal, LP (“EPD”), was a party to administrative proceedings before the National Labor Relations Board (“NLRB”). In these proceedings, the union alleged various unfair labor practices relating to the parties’ failure to reach agreement on initial labor contracts and the resultant strike by, and the replacement of and a failure to recall, union-represented employees. On April 29, 2009, following a hearing, an administrative law judge issued a recommended Decision and Order finding violations of the National Labor Relations Act by EPD and recommended to the NLRB that EPD take remedial actions, including reinstating certain employees and their previous terms and conditions of employment, refraining from certain conduct, continuing to bargain collectively and providing a “make whole” remedy. EPD filed exceptions to the administrative law judge’s recommendations on June 30, 2009. These exceptions were under review by the NLRB, but pursuant to the settlement agreement described below they were withdrawn and this matter is now closed upon compliance.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
On July 27, 2009, the Regional Director of the NLRB filed a petition in the United States District Court for the Western District of Texas seeking an injunction to reinstate the replaced employees, order EPD to continue collective bargaining while the NLRB’s review is pending, and to refrain from further alleged unfair labor practices. A hearing on the injunction was held on August 19, 2009; and on October 30, 2009, the District Court granted the NLRB’s requested relief. EPD appealed the District Court’s order to the United States Court of Appeals for the Fifth Circuit, and a hearing on the appeal occurred on August 2, 2010. On November 4, 2010, the Fifth Circuit affirmed the District Court’s injunction order.
Several related unfair labor practice charges alleging failure to bargain and failure to appropriately recall union-represented employees subsequently were filed against EPD. The charges were heard by an administrative law judge during the week of August 24, 2009. On December 2, 2009, the administrative law judge issued a recommended Decision and Order granting part of the NLRB’s requested relief, while denying part, but the issues were effectively subsumed by the District Court’s injunction. Both EPD and the NLRB’s General Counsel filed exceptions to the administrative law judge’s recommendations with the NLRB. These exceptions also were under review by the NLRB, but pursuant to the settlement agreement described below they were withdrawn and this matter is now closed upon compliance.
On January 22, 2010 and March 5, 2010, the union filed new unfair labor practice charges against EPD concerning events relating to the ongoing contract negotiation process. On May 28, 2010, the NLRB issued a complaint against EPD alleging unfair labor practices, including alleged unlawful threats and coercive statements, refusal to provide striking employees with full and unconditional reinstatement, reduction of earning opportunities for striking employees, implementation of new routes for drivers, implementation of a new longevity bonus plan, use of video footage captured by surveillance camera to discipline employees, change to the driver training program, change to the uniform practice and bargaining proposals that were “predictably unacceptable” to the union. EPD filed an answer denying any wrongdoing, and believed it had resolved many of these allegations through negotiations with the union. A hearing on this complaint was scheduled for November 2, 2010, but subsequently was postponed indefinitely by the NLRB in anticipation of a comprehensive settlement of outstanding matters between EPD and the union. Pursuant to the settlement agreement described below, on September 9, 2011, the Regional Director of the NLRB granted the union’s request to withdraw all of its pending charges that were the subject of this complaint, which resulted in the dismissal of the complaint.
On June 11, 2010, June, 24, 2010, and June 30, 2010, the union filed new unfair labor practice charges alleging that EPD had unlawfully failed to provide relevant information requested by the union, and unilaterally changed terms and working conditions of employment (by unspecified acts) resulting in a reduced size of the bargaining unit, implementing new work schedules, suspending an employee with pay due to an accident, reassigning and/or changing work assignments among bargaining unit employees and intimidating and coercing employees by suspending strikers involved in accidents and by following drivers excessively while performing their duties. The NLRB included these new allegations in its complaint to be heard on November 2, 2010, which was postponed indefinitely by the NLRB in anticipation of a comprehensive settlement between EPD and the union. Pursuant to the settlement agreement described below, on September 9, 2011, the Regional Director of the NLRB granted the union’s request to withdraw all of its pending charges that were the subject of this complaint, which resulted in the dismissal of the complaint.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
On August 10, 2010, the NLRB filed a petition for contempt and other civil relief before the United States District Court for the Western District of Texas, alleging that EPD violated the District Court’s October 30, 2009 injunction order by failing or refusing to implement the interim relief directed by the court (e.g., to restore changed employment terms, reinstate former strikers to their prior positions, and not commit future purported unfair labor practices). EPD filed an answer denying any wrongdoing. A hearing on the NLRB’s petition was scheduled for November 10, 2010, but was postponed indefinitely by the NLRB in anticipation of a comprehensive settlement between EPD and the union. On July 21, 2011, the court granted the NLRB’s motion to withdraw its petition for contempt and other civil relief, which the NLRB had filed pursuant to the settlement agreement described below.
In December 2010, the union ratified a comprehensive settlement reached with EPD as to all outstanding unfair labor practice charges and related liability issues. The terms of the settlement include: agreement on collective bargaining agreements for the two EPD bargaining units; withdrawal by the union of all of its unfair labor practice charges; and the payment by EPD of 60% of net back pay, without interest, for all alleged discriminatees for the back pay period in question, which ended in 2009. In May 2011, EPD and the union reached agreement on the backpay amounts for all of the alleged discriminatees. Notwithstanding the settlement, EPD continues to deny that any wrongdoing occurred. The parties have implemented the settlement terms, pursuant to which, in December 2010, the union filed a request with the NLRB to withdraw all of its unfair labor practice charges. This request was recently approved by the NLRB in all respects. Specifically: (1) on July 21, 2011, the Court granted the NLRB’s motion to withdraw its petition for contempt and other civil relief, which the NLRB had filed pursuant to the settlement agreement; (2) on August 11, 2011, the NLRB issued an Order granting the parties’ joint motion to withdraw exceptions and cross-exceptions and remanded the two cases involving the administrative law judges’ recommended Decisions and Orders to the Regional Director of the NLRB to confirm compliance with the settlement agreement; (3) on September 9, 2011, the Regional Director of the NLRB granted the union’s request to withdraw all of its pending charges that were the subject of the NLRB’s pending complaint described above, which resulted in the dismissal of the complaint; and (4) on September 20 and 21, 2011, the Regional Director of the NLRB closed upon compliance the two cases described in subparagraph (2) above. As a result, the comprehensive settlement of these matters is now final.
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

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
In December 2009, the Company and PHLF filed briefs vigorously opposing enforcement of Measure E on Constitutional and other grounds. The Company’s position is supported by Solano County, a co-defendant in the Measure E litigation. It is also supported by the Attorney General of the State of California, the National Solid Wastes Management Association (“NSWMA”) and the California Refuse Recycling Council (“CRRC”), each of which filed supporting friend of court briefs or letters. In addition, numerous waste hauling companies in California, Oregon and Nevada have intervened on the Company’s side in the state cases, subsequent to their participation in the federal action challenging Measure E discussed below. A hearing on the merits for all three Measure E state cases was held on February 18, 2010.
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
In December 2010, the Court entered final judgments and writs of mandamus in the three cases, and Solano County, the Company, PHLF and the waste hauling company intervenors filed notices of appeal, which stayed the judgments and writs pending the outcome of the appeal. Petitioners Sierra Club and SPRAWLDEF cross-appealed the Court’s ruling denying their petitions for writs to overturn PHLF’s expansion permit. The appeals and cross-appeals were consolidated and the parties entered into a stipulated briefing schedule that was completed in August 2011. In addition, seventeen separate entities filed friend of court briefs on behalf of the Company and Solano County in September 2011, including the California Attorney General on behalf of the California Department of Resources Recycling and Recovery; the City and County of San Francisco; solid waste joint powers authorities serving the areas of Napa County, the City of Vallejo, the South Lake Tahoe Basin, Central Costa Contra County and the Salinas Valley; the California Association of Sanitation Agencies; sanitation districts serving Los Angeles County and Orange County; the NSWMA; the National Association of Manufacturers; the CRRC; the Los Angeles County Waste Management Association; the Solid Waste Association of Orange County; the Inland Empire Disposal Association; and the California Manufacturers and Technology Association. Sierra Club and SPRAWLDEF filed responses to these briefs in October 2011. No friend of court briefs were filed on behalf of the petitioners. The case is now fully briefed and all parties have requested oral argument.
As part of the final judgments, the Solano County Superior Court retained jurisdiction over any motions for attorneys’ fees under California’s Private Attorney General statute. Petitioners NCRA, SPRAWLDEF and Sierra Club each filed a bill of costs and a motion for attorney fees totaling $771. The Company vigorously opposed the award of attorney fees. The motions were heard in March 2011. On May 31, 2011, the court issued a final order awarding petitioners $452 in attorneys’ fees, $411 of which relates to the SPRAWLDEF and Sierra Club cases in which the Company or PHLF is a named party. The court allocated 50% of the fee amount to PHLF, none of which the Company recorded as a liability at September 30, 2011. The Company and Solano County appealed this attorneys’ fees order in July 2011. Once procedural steps are completed, the Company will request a stay of this appeal until the merits of the underlying Measure E cases have been finally determined. If the Company prevails on the appeals of the three underlying cases, then none of the Petitioners would be entitled to attorneys’ fees and costs. If the Company is unsuccessful on these appeals and its future appeals of the attorneys’ fees judgment, PHLF and the County would each ultimately be severally liable for $206 in attorneys’ fees for the SPRAWLDEF and Sierra Club cases. However, in all three cases, the Company may reimburse the County for any such attorneys’ fees under the indemnification provision in PHLF’s land use permit.

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
In response to the pending three state court actions to enforce Measure E described above, the Company, PHLF and other waste hauling companies in California, Oregon and Nevada that are damaged by Measure E and would be further damaged if Measure E was enforced, filed a federal lawsuit to enjoin Measure E and have it declared unconstitutional. On September 8, 2009, the coalition brought suit in the United States District Court for the Eastern District of California in Sacramento challenging Measure E under the Commerce Clause of the United States Constitution, captioned Potrero Hills Landfill, Inc. et al. v. County of Solano. In response, SPRAWLDEF, Sierra Club and NCRA intervened in the federal case to defend Measure E and filed motions to dismiss the federal suit, or in the alternative, for the court to abstain from hearing the case in light of the pending state court Measure E actions. On December 23, 2009, the federal court abstained and declined to accept jurisdiction over the Company’s case, holding that Measure E raised unique state issues that should be resolved by the pending state court litigation, and granted the motions to dismiss. The Company appealed this ruling and on September 23, 2011, the Ninth Circuit Court of Appeals reversed the district court’s decision. The district court will now consider other arguments the intervening parties made for dismissing the case, but no schedule has yet been set for these proceedings.
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
SPRAWLDEF additionally filed a lawsuit seeking a writ of mandate in Sacramento County Superior Court on August 20, 2009, captioned SPRAWLDEF v. California Integrated Waste Management Board (“CIWMB”), County of Solano, et al., challenging a CIWMB decision to dismiss SPRAWLDEF’s administrative appeal to the CIWMB seeking to set aside a 2006 solid waste facilities permit issued to Potrero Hills Landfill by the Solano County Local Enforcement Agency. The case names the Company and PHLF as real parties in interest. The appeal was dismissed by the CIWMB for failure to raise a substantial issue. The 2006 facilities permit authorizes operational modifications and enhanced environmental control measures. The case was tried in Sacramento County Superior Court in October 2010, and the Superior Court rejected all of SPRAWLDEF’s claims and ordered the writ petition dismissed. SPRAWLDEF appealed the dismissal to the Third District Court of Appeal. The case has been fully briefed and a decision from the Court of Appeal is pending. While the Company believes that the respondent agencies will prevail in this case, in the unlikely event that the 2006 permit was set aside, PHLF would revert to operating the Potrero Hills Landfill under the site’s 1996 solid waste facilities permit.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
On December 17, 2010, SPRAWLDEF and one its members filed a petition for writ of mandate in San Francisco Superior Court seeking to overturn the October 2010 approval of the marsh development permit issued by the San Francisco Bay Conservation and Development Commission (“BCDC”) for PHLF’s landfill expansion, alleging that the approval is contrary to the Marsh Act and Measure E. The petition, captioned SPRAWLDEF v. San Francisco Bay Conservation and Development Commission, names BCDC as a respondent and the Company as the real party in interest. Petitioners seek a declaration that the law does not allow BCDC to approve a marsh development permit beyond the footprint and operational levels originally approved for PHLF in 1984, and that the approval violates Measure E. BCDC has prepared the administrative record for its permit decision. Once the record has been certified by BCDC and lodged with the court, responses to the petition will be due 30 days thereafter. The parties are in the process of developing a briefing schedule and securing a hearing date from the court. At this point the Company is not able to determine the likelihood of any outcome in this matter.
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
El Paso, Texas Breach of Contract/Flow Control Litigation
On November 15, 2010, the Company filed a petition in the County Court at Law No. 3, El Paso County, Texas, captioned Waste Connections, Inc., Camino Real Environmental Center, Inc. and El Paso Disposal, LP v. The City of El Paso, Texas, John F. Cook, in his capacity as El Paso Mayor, and Joyce Wilson, in her capacity as El Paso City Manager (No. 2010-4476), which was transferred to the 168th Judicial District Court of El Paso County, Texas on April 5, 2011. The lawsuit related to the Solid Waste Disposal and Operating Agreement, dated April 27, 2004, by and among the City of El Paso, Texas (the “City”) and the Company (the “2004 Agreement”), and Ordinance 017380, as adopted by the City Council on August 24, 2010 (the “Ordinance”).

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
The Company believed that the Ordinance violated the law and was contrary to the 2004 Agreement in numerous respects, including because it originally required that waste collected within the City’s jurisdiction be hauled only by permitted haulers who entered into franchise agreements with the City, and that such haulers could only dispose of such waste at facilities designated or authorized by the City, a concept also referred to as “flow control”. The lawsuit sought to require the City to specifically perform the 2004 Agreement, and to enjoin temporarily and permanently the City’s enforcement of the Ordinance to the extent such enforcement would breach the 2004 Agreement. The lawsuit also sought a declaratory judgment that: (1) the Ordinance violated the Contracts Clauses of the Texas and United States Constitutions, and constituted an improper taking and an inverse condemnation under the Texas Constitution; (2) the City and its Mayor and City Manager must prospectively comply with the 2004 Agreement; and (3) the 2004 Agreement is valid, enforceable and complies with Texas law. The Company also sought costs of suit and such other relief at law or in equity to which it may be entitled. The Company did not seek money damages.
The Company and the City have negotiated and reached an agreed resolution to their differences. As a result of these efforts, on December 21, 2010, the El Paso City Council approved a series of amendments to the Ordinance to address certain concerns of the Company and other haulers that operate within the City’s jurisdiction. On March 29, 2011, the El Paso City Council approved an amendment to the Ordinance that postponed the effective date of the requirement that haulers enter into franchise agreements with the City until September 1, 2011. In addition, on July 19, 2011, the El Paso City Council amended the Ordinance to postpone the effective date of its flow control provisions from September 1, 2011, to September 1, 2014. On August 9, 2011, the El Paso City Council adopted an ordinance entering into a Franchise Agreement with the Company’s subsidiary, El Paso Disposal. The Franchise Agreement grants El Paso Disposal a franchise to provide solid waste collection services within the City’s jurisdiction for forty (40) months from September 1, 2011. The Franchise Agreement expressly recognizes the existence of the 2004 Agreement and provides that the rights, defenses and claims of the Company and its subsidiaries lawfully existing and enforceable under or arising from the 2004 Agreement are independent of and not superseded by the Franchise Agreement. On August 24, 2011, the Company and its subsidiaries filed a motion pursuant to Texas Rule of Civil Procedure 162 to non-suit without prejudice the lawsuit, expressly reserving their rights at law, under the Franchise Agreement, the 2004 Agreement or otherwise. On August 31, 2011, the trial court signed an order dismissing the lawsuit without prejudice. The order of dismissal became a final order on September 30, 2011, by operation of law.

WASTE CONNECTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)
Colonie, New York Landfill Privatization Litigation
One of the Company’s wholly-owned subsidiaries, Capital Region Landfills, Inc. (“CRL”) and the Town of Colonie, New York (“Colonie”), entered into a Solid Waste Facility Operating Agreement, dated August 4, 2011 (“Agreement”). CRL was selected to operate the Town’s solid waste management operations, which include a landfill, pursuant to a request for proposals initiated by Colonie pursuant to New York State General Municipal Law section 120-w. CRL commenced operating the Town’s solid waste management operations pursuant to the Agreement on September 19, 2011. By notice of petition and petition, dated September 29, 2011, filed in New York State Supreme Court for the County of Albany, seven individuals commenced a proceeding pursuant to Article 78 of the Civil Practice Law and Rules of the State of New York against Colonie, its Town Board and its Supervisor, Paula A. Mahan. The case is captioned, Conners, et al. v. Town of Colonie, et al., Index No. 006312/2011 (Sup. Ct., Albany Co.). The Petitioners are: Michael Conners, II, Anna M. Denney, Derrick D. Denney, Kirk E. Denney, Amy Steenburgh, Brian D. Steenburgh and Mary Lou Swatling. On October 17, 2011, an amended petition, dated October 11, 2011, was served on the Town, naming CRL and the Company as additional Respondents. The petition alleges that the Petitioners are residents of Colonie, and own or reside on property abutting or in close proximity to the landfill, or which is affected by the Agreement. Petitioners claim that the Agreement is the functional equivalent of a lease and therefore should be subject to the permissive referendum requirements of New York State Town Law sections 64(2) and 90. The petition asserts that Respondents failed, within ten days of the Town Board’s adoption of a July 28, 2011 resolution authorizing Colonie to enter into the Agreement with CRL, to post and publish notice setting forth the date of adoption of the resolution, an abstract of the Town Board’s action and a statement that the resolution was adopted subject to a permissive referendum. Petitioners seek judgment (i) annulling and setting aside the resolution, (ii) declaring the Agreement invalid, unlawful and unenforceable, (iii) restraining and enjoining Respondents from attempting to enforce the resolution or the Agreement, and (iv) awarding Petitioners costs, disbursements and attorneys' fees incurred in connection with this proceeding; and such other and further relief as the Court deems just and proper. At this early stage, the Company is not able to determine the likelihood of any outcome in this matter. If, however, as a result of this litigation, after the parties have exhausted all appeals, the Agreement is nullified and CRL is unable to continue to operate the Colonie Landfill, the Agreement requires Colonie to repay to CRL an amount equal to a prorated amount of $23,000 of the initial payment made by CRL to Colonie plus the amount of any capital that CRL has invested in the Colonie Landfill. The prorated amount owed to CRL by Colonie would be calculated by dividing the $23,000 plus the amount of invested capital by the number of years of remaining airspace at the Colonie Landfill, as measured from the effective date of the Agreement, and then multiplying the result by the number of years of remaining airspace at the Colonie Landfill, as measured from the date the Agreement is nullified. Furthermore, if the Agreement is nullified as a result of the litigation, Colonie would resume responsibility for all final capping, closure and post-closure liabilities for the Colonie Landfill.
16. SUBSEQUENT EVENT
On October 18, 2011, the Company announced that its Board of Directors increased its regular quarterly cash dividend by $0.015, from $0.075 to $0.09, and then declared a regular quarterly cash dividend of $0.09 per share on the Company’s common stock. The dividend will be paid on November 16, 2011, to stockholders of record on the close of business on November 2, 2011.

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
We are an integrated solid waste services company that provides solid waste collection, transfer, disposal and recycling services in mostly exclusive and secondary markets. We also provide intermodal services for the rail haul movement of cargo and solid waste containers in the Pacific Northwest through a network of intermodal facilities. We also treat and dispose of non-hazardous waste that is generated in the exploration and production of oil and natural gas primarily at a facility in Southwest Louisiana. We seek to avoid highly competitive, large urban markets and instead target markets where we can provide either solid waste services under exclusive arrangements, or markets where we can be integrated and attain high market share. In markets where waste collection services are provided under exclusive arrangements, or where waste disposal is municipally funded or available at multiple municipal sources, we believe that controlling the waste stream by providing collection services under exclusive arrangements is often more important to our growth and profitability than owning or operating landfills. As of September 30, 2011, we served more than two million residential, commercial and industrial customers from a network of operations in 29 states: Alabama, Arizona, California, Colorado, Idaho, Illinois, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Michigan, Minnesota, Mississippi, Montana, Nebraska, Nevada, New Mexico, New York, North Carolina, Oklahoma, Oregon, South Carolina, South Dakota, Tennessee, Texas, Utah, Washington and Wyoming. As of that date, we owned or operated a network of 140 solid waste collection operations, 57 transfer stations, seven intermodal facilities, 39 recycling operations, 43 municipal solid waste landfills, two construction and demolition landfills and one exploration and production waste treatment and disposal facility.
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

	Three months ended September 30,				Nine months ended September 30,
	2011		2010		2011		2010
Collection	$282,176	61.1%	$244,936	61.8%	$796,783	61.9%	$712,114	63.1%
Disposal and transfer	138,680	30.0	125,473	31.7	381,961	29.6	342,390	30.3
Intermodal, recycling and other	40,829	8.9	25,885	6.5	109,301	8.5	74,505	6.6

	461,685	100.0%	396,294	100.0%	1,288,045	100.0%	1,129,009	100.0%

Less: intercompany elimination	(57,723)		(50,509)		(162,431)		(145,207)

Total revenue	$403,962		$345,785		$1,125,614		$983,802

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

Revenues, net of intercompany eliminations, for our reportable segments are shown in the following table for the periods indicated (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Western	$197,260	$188,538	$559,377	$531,502
Central	112,851	100,579	323,762	285,292
Eastern	93,851	56,668	242,475	167,008
Corporate	—	—	—	—

	$403,962	$345,785	$1,125,614	$983,802

Operating income before depreciation, amortization and gain (loss) on disposal of assets for our reportable segments is shown in the following table for the periods indicated (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Western	$65,306	$60,500	$177,593	$164,737
Central	40,174	33,792	115,261	94,794
Eastern	27,179	17,379	70,856	52,074
Corporate(a)	1,695	2,021	3,351	3,758

	$134,354	$113,692	$367,061	$315,363

(a)	Corporate functions include accounting, legal, tax, treasury, information technology, risk management, human resources, training and other administrative functions.
A reconciliation of Operating income before depreciation, amortization and gain (loss) on disposal of assets to Income before income tax provision is included in Note 9 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Significant changes in revenue and operating income before depreciation, amortization and gain (loss) on disposal of assets for our reportable segments for the three and nine month periods ended September 30, 2011, compared to the three and nine month periods ended September 30, 2010, are discussed below:
Segment Revenue
Revenue in our Western segment increased $8.8 million, or 4.6%, to $197.3 million for the three months ended September 30, 2011, from $188.5 million for the three months ended September 30, 2010. For the three months ended September 30, 2011, the components of the increase consisted of revenue acquired from acquisitions closed during, or subsequent to, the three months ended September 30, 2010, of $0.1 million, net price increases of $4.5 million, recyclable commodity sales increases of $4.4 million, intermodal revenue increases of $1.1 million and other revenue increases of $0.1 million, partially offset by volume decreases of $1.4 million.
Revenue in our Western segment increased $27.9 million, or 5.2%, to $559.4 million for the nine months ended September 30, 2011, from $531.5 million for the nine months ended September 30, 2010. For the nine months ended September 30, 2011, the components of the increase consisted of revenue acquired from acquisitions closed during, or subsequent to, the nine months ended September 30, 2010, of $0.6 million, net price increases of $12.6 million, recyclable commodity sales increases of $12.2 million, intermodal revenue increases of $3.9 million and other revenue increases of $0.3 million, partially offset by decreases of $1.0 million from divested operations and volume decreases of $0.7 million.

Revenue in our Central segment increased $12.3 million, or 12.2%, to $112.9 million for the three months ended September 30, 2011, from $100.6 million for the three months ended September 30, 2010. For the three months ended September 30, 2011, the components of the increase consisted of revenue acquired from acquisitions closed during, or subsequent to, the three months ended September 30, 2010, of $7.4 million, net price increases of $4.8 million and recyclable commodity sales increases of $0.7 million, partially offset by volume decreases of $0.6 million.
Revenue in our Central segment increased $38.5 million, or 13.5%, to $323.8 million for the nine months ended September 30, 2011, from $285.3 million for the nine months ended September 30, 2010. For the nine months ended September 30, 2011, the components of the increase consisted of revenue acquired from acquisitions closed during, or subsequent to, the nine months ended September 30, 2010, of $25.1 million, net price increases of $14.7 million and recyclable commodity sales increases of $1.2 million, partially offset by volume decreases of $2.5 million.
Revenue in our Eastern segment increased $37.2 million, or 65.6%, to $93.9 million for the three months ended September 30, 2011, from $56.7 million for the three months ended September 30, 2010. For the three months ended September 30, 2011, the components of the increase consisted of revenue acquired from acquisitions closed during, or subsequent to, the three months ended September 30, 2010, of $32.9 million, net price increases of $2.8 million, volume increases of $1.2 million and recyclable commodity sales increases of $0.3 million.
Revenue in our Eastern segment increased $75.5 million, or 45.2%, to $242.5 million for the nine months ended September 30, 2011, from $167.0 million for the nine months ended September 30, 2010. For the nine months ended September 30, 2011, the components of the increase consisted of revenue acquired from acquisitions closed during, or subsequent to, the nine months ended September 30, 2010, of $66.2 million, net price increases of $7.1 million, volume increases of $2.0 million and recyclable commodity sales increases of $0.6 million, partially offset by other revenue decreases of $0.4 million.
Segment Operating Income before Depreciation, Amortization and Gain (Loss) on Disposal of Assets
Operating income before depreciation, amortization and gain (loss) on disposal of assets in our Western segment increased $4.8 million, or 7.9%, to $65.3 million for the three months ended September 30, 2011, from $60.5 million for the three months ended September 30, 2010. Operating income before depreciation, amortization and gain (loss) on disposal of assets in our Western segment increased $12.9 million, or 7.8%, to $177.6 million for the nine months ended September 30, 2011, from $164.7 million for the nine months ended September 30, 2010. The increases were primarily due to increased revenues, decreased disposal expenses, decreased third party trucking and transportation expenses at our collection and disposal operations and decreased expenses for uncollectible accounts receivable, partially offset by increased rail transportation expenses at our intermodal operations, increased franchise fees and taxes on revenues, increased expenses associated with the cost of purchasing recyclable commodities, increased direct and administrative labor expenses, increased diesel fuel expense, increased truck and equipment repair expenses and increased legal expenses.
Operating income before depreciation, amortization and gain (loss) on disposal of assets in our Central segment increased $6.4 million, or 18.9%, to $40.2 million for the three months ended September 30, 2011, from $33.8 million for the three months ended September 30, 2010. Operating income before depreciation, amortization and gain (loss) on disposal of assets in our Central segment increased $20.5 million, or 21.6%, to $115.3 million for the nine months ended September 30, 2011, from $94.8 million for the nine months ended September 30, 2010. The increases were primarily due to income generated from acquisitions closed during, or subsequent to, the three months ended September 30, 2010 and the following changes at operations owned in comparable periods in 2010 and 2011: increased revenues, partially offset by increased disposal expenses, increased third party trucking and transportation expenses, increased taxes on revenues, increased direct labor expenses, increased diesel fuel expense and increased truck and equipment repair expenses.

Operating income before depreciation, amortization and gain (loss) on disposal of assets in our Eastern segment increased $9.8 million, or 56.4%, to $27.2 million for the three months ended September 30, 2011, from $17.4 million for the three months ended September 30, 2010. Operating income before depreciation, amortization and gain (loss) on disposal of assets in our Eastern segment increased $18.8 million, or 36.1%, to $70.9 million for the nine months ended September 30, 2011, from $52.1 million for the nine months ended September 30, 2010. The increases were primarily due to income generated from acquisitions closed during, or subsequent to, the three and nine months ended September 30, 2010 and the following changes at operations owned in comparable periods in 2010 and 2011: increased revenues, partially offset by increased third party trucking and transportation expenses, increased taxes on revenues, increased direct labor expenses, increased diesel fuel expense, increased truck and equipment repair expenses, increased landfill leachate disposal costs at certain landfills we own and increased expenses for uncollectible accounts receivable.
Operating income before depreciation, amortization and gain (loss) on disposal of assets at Corporate decreased $0.3 million, or 16.1%, to $1.7 million for the three months ended September 30, 2011, from $2.0 million for the three months ended September 30, 2010. Operating income before depreciation, amortization and gain (loss) on disposal of assets at Corporate decreased $0.4 million, or 10.8%, to $3.4 million for the nine months ended September 30, 2011, from $3.8 million for the nine months ended September 30, 2010. Our estimated recurring corporate expenses, which can vary from the actual amount of incurred corporate expenses, are allocated to our three geographic operating segments.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
The following table sets forth items in our condensed consolidated statements of income as a percentage of revenues for the periods indicated.

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of operations	56.6	56.0	56.6	56.7
Selling, general and administrative	10.2	11.1	10.7	11.2
Depreciation	9.6	10.0	9.7	10.1
Amortization of intangibles	1.3	1.0	1.3	1.1
Loss on disposal of assets	0.2	0.0	0.1	0.1

Operating income	22.1	21.9	21.6	20.8

Interest expense	(3.0)	(2.7)	(2.8)	(3.1)
Interest income	0.0	0.1	0.0	—
Loss on extinguishment of debt	—	—	—	(1.0)
Other income (expense), net	(0.2)	0.4	(0.1)	0.2
Income tax provision	(7.4)	(7.7)	(7.3)	(6.7)
Net income attributable to noncontrolling interests	(0.0)	(0.1)	(0.1)	(0.1)

Net income attributable to Waste Connections	11.5%	11.9%	11.3%	10.1%

Revenues. Total revenues increased $58.2 million, or 16.8%, to $404.0 million for the three months ended September 30, 2011, from $345.8 million for the three months ended September 30, 2010. Total revenues increased $141.8 million, or 14.4%, to $1.126 billion for the nine months ended September 30, 2011, from $983.8 million for the nine months ended September 30, 2010.
Acquisitions closed during, or subsequent to, the three months ended September 30, 2010, increased revenues by approximately $40.3 million in the three months ended September 30, 2011. Acquisitions closed during, or subsequent to, the nine months ended September 30, 2010, increased revenues by approximately $90.9 million in the nine months ended September 30, 2011.
During the three months ended September 30, 2011, the net increase in prices charged to our customers was $12.1 million, consisting of $9.0 million of core price increases and $3.1 million of fuel, materials and environmental surcharges. During the nine months ended September 30, 2011, the net increase in prices charged to our customers was $34.3 million, consisting of $26.8 million of core price increases and $7.5 million of fuel, materials and environmental surcharges.
Volume decreases in our existing business during the three months ended September 30, 2011, decreased revenues by approximately $0.8 million. Volume decreases in our existing business during the nine months ended September 30, 2011, decreased revenues by approximately $1.1 million. The net decreases in volume were primarily attributable to decreases in commercial hauling activity, partially offset by increases in landfill special waste volumes and roll off hauling activity.

Increased recyclable commodity volumes collected and increased recyclable commodity prices during the three months ended September 30, 2011, increased revenues by $5.4 million. Increased recyclable commodity volumes collected and increased recyclable commodity prices during the nine months ended September 30, 2011, increased revenues by $14.0 million. The increases in recyclable commodity prices were primarily due to increased overseas demand for recyclable commodities.
Other revenues increased by $1.2 million during the three months ended September 30, 2011. Other revenues increased by $3.7 million during the nine months ended September 30, 2011. The increases were primarily due to an increase in cargo volume at our intermodal operations.
Cost of Operations. Total cost of operations increased $35.0 million, or 18.0%, to $228.6 million for the three months ended September 30, 2011, from $193.6 million for the three months ended September 30, 2010. The increase was primarily attributable to operating costs associated with acquisitions closed during, or subsequent to, the three months ended September 30, 2010, increased rail transportation expenses at our intermodal operations, increased franchise fees and taxes on revenues due to increased tax rates and increased landfill volumes, increased expenses associated with the cost of purchasing recyclable commodities due to recyclable commodity pricing increases, increased labor expenses, increased diesel fuel expense resulting from higher market prices for fuel, increased truck, equipment and container repair expenses and increased landfill leachate disposal costs at certain landfills we own, partially offset by a decrease in auto and workers’ compensation insurance expense under our high deductible insurance program due to a reduction in projected losses on open claims.
Total cost of operations increased $79.5 million, or 14.3%, to $637.5 million for the nine months ended September 30, 2011, from $558.0 million for the nine months ended September 30, 2010. The increase was primarily attributable to operating costs associated with acquisitions closed during, or subsequent to, the nine months ended September 30, 2010, increased rail transportation expenses at our intermodal operations, increased third party trucking and transportation expenses due to increased waste disposal internalization, increased franchise fees and taxes on revenues due to increased tax rates and increased landfill volumes, increased expenses associated with the cost of purchasing recyclable commodities due to recyclable commodity pricing increases, increased labor expenses, increased employee medical benefit expenses resulting from increased claims cost and severity, increased diesel fuel expense resulting from higher market prices for fuel and increased truck, equipment and container repair expenses, partially offset by a decrease in auto and workers’ compensation expense under our high deductible insurance program due to a reduction in projected losses.
Cost of operations as a percentage of revenues increased 0.6 percentage points to 56.6% for the three months ended September 30, 2011, from 56.0% for the three months ended September 30, 2010, due primarily to acquisitions closed during, or subsequent to, the three months ended September 30, 2010 having higher disposal costs as a percentage of revenue relative to our company average, increased diesel fuel expense, increased truck, equipment and container repair expenses, increased rail transportation expenses and increased expenses associated with the cost of purchasing recyclable commodities, partially offset by leveraging existing personnel to support increases in landfill volumes, recyclable commodity revenue and intermodal revenue, higher gross margins on landfill special waste volumes and decreased auto and workers’ compensation insurance expenses.
Cost of operations as a percentage of revenues decreased 0.1 percentage points to 56.6% for the nine months ended September 30, 2011, from 56.7% for the nine months ended September 30, 2010, due primarily to higher gross margins on landfill special waste volumes, decreased auto and workers’ compensation expense and leveraging existing personnel to support increases in landfill volumes, recyclable commodity revenue and intermodal revenue, partially offset by acquisitions closed during, or subsequent to, the nine months ended September 30, 2010 having higher disposal costs as a percentage of revenue relative to our company average and increased diesel fuel expense.

SG&A. SG&A expenses increased $2.5 million, or 6.7%, to $41.0 million for the three months ended September 30, 2011, from $38.5 million for the three months ended September 30, 2010. The increase was primarily the result of additional personnel expenses from acquisitions closed during, or subsequent to, the three months ended September 30, 2010, increased payroll and payroll-related expenses, increased equity compensation expense and increased cash incentive compensation expense, partially offset by decreased direct acquisition expenses and decreased employee deferred compensation expense resulting from deferred compensation liabilities to employees being reduced as a result of declines in the market value of investments to which employee deferred compensation balances are tracked.
SG&A expenses increased $10.6 million, or 9.6%, to $121.1 million for the nine months ended September 30, 2011, from $110.5 million for the nine months ended September 30, 2010. The increase was primarily the result of additional personnel expenses from acquisitions closed during, or subsequent to, the nine months ended September 30, 2010, increased payroll and payroll-related expenses, increased equity compensation expense and increased cash incentive compensation expense, partially offset by decreased employee deferred compensation expense resulting from deferred compensation liabilities to employees being reduced as a result of declines in the market value of investments to which employee deferred compensation balances are tracked.
SG&A expenses as a percentage of revenues decreased 0.9 percentage points to 10.2% for the three months ended September 30, 2011, from 11.1% for the three months ended September 30, 2010. SG&A expenses as a percentage of revenues decreased 0.5 percentage points to 10.7% for the nine months ended September 30, 2011, from 11.2% for the nine months ended September 30, 2010. The decreases as a percentage of revenues were primarily attributable to leveraging our administrative activities to support increases in landfill volumes, recyclable commodity revenue and intermodal revenue, and acquisitions closed during, or subsequent to, the three and nine months ended September 30, 2010 having lower SG&A expenses as a percentage of revenue than our company average.
Depreciation. Depreciation expense increased $4.5 million, or 12.9%, to $38.9 million for the three months ended September 30, 2011, from $34.4 million for the three months ended September 30, 2010. Depreciation expense increased $9.5 million, or 9.6%, to $108.8 million for the nine months ended September 30, 2011, from $99.3 million for the nine months ended September 30, 2010. The increases were primarily attributable to depreciation and depletion associated with acquisitions closed during, or subsequent to, the three and nine months ended September 30, 2010, increased depreciation expense associated with additions to our fleet and equipment purchased to support our existing operations, and increased depletion expense associated with increases in landfill volumes.
Depreciation expense as a percentage of revenues decreased 0.4 percentage points to 9.6% for the three months ended September 30, 2011, from 10.0% for the three months ended September 30, 2010. Depreciation expense as a percentage of revenues decreased 0.4 percentage points to 9.7% for the nine months ended September 30, 2011, from 10.1% for the nine months ended September 30, 2010. The decreases were due primarily to acquisitions closed during, or subsequent to, the three and nine months ended September 30, 2010 having depreciation expense as a percentage of revenues below our company average and leveraging existing equipment to service increases in landfill volumes, recyclable commodity revenue and intermodal revenue.
Amortization of Intangibles. Amortization of intangibles expense increased $1.5 million, or 42.1%, to $5.1 million for the three months ended September 30, 2011, from $3.6 million for the three months ended September 30, 2010. Amortization of intangibles expense increased $4.0 million, or 36.9%, to $14.8 million for the nine months ended September 30, 2011, from $10.8 million for the nine months ended September 30, 2010. Amortization of intangibles expense as a percentage of revenues increased 0.3 percentage points to 1.3% for the three months ended September 30, 2011, from 1.0% for the three months ended September 30, 2010. Amortization of intangibles expense as a percentage of revenues increased 0.2 percentage points to 1.3% for the nine months ended September 30, 2011, from 1.1% for the nine months ended September 30, 2010.
The increases were primarily attributable to the amortization of contracts and customer lists acquired during, or subsequent to, the three and nine months ended September 30, 2010.
Operating Income. Operating income increased $13.6 million, or 18.0%, to $89.3 million for the three months ended September 30, 2011, from $75.7 million for the three months ended September 30, 2010. Operating income increased $38.1 million, or 18.6%, to $242.7 million for the nine months ended September 30, 2011, from $204.6 million for the nine months ended September 30, 2010. The increases were primarily attributable to increased revenues, partially offset by increased operating costs, increased SG&A expense, and increased depreciation expense and amortization of intangibles expense.

Operating income as a percentage of revenues increased 0.2 percentage points to 22.1% for the three months ended September 30, 2011, from 21.9% for the three months ended September 30, 2010. The increase as a percentage of revenues was due to the previously described 0.9 percentage point decrease in SG&A expense and 0.4 percentage point decrease in depreciation expense, partially offset by the 0.6 percentage point increase in cost of operations, 0.3 percentage point increase in amortization expense and 0.2 percentage point increase in loss (gain) on disposal of assets.
Operating income as a percentage of revenues increased 0.8 percentage points to 21.6% for the nine months ended September 30, 2011, from 20.8% for the nine months ended September 30, 2010. The increase as a percentage of revenues was due to the previously described 0.1 percentage point decrease in cost of operations, 0.5 percentage point decrease in SG&A expense and 0.4 percentage point decrease in depreciation expense, partially offset by the 0.2 percentage point increase in amortization expense.
Interest Expense. Interest expense increased $2.6 million, or 27.7%, to $12.0 million for the three months ended September 30, 2011, from $9.4 million for the three months ended September 30, 2010. The increase was due to interest expense associated with the April 2011 issuance of our 2016 Notes, 2018 Notes and 2021 Notes, partially offset by a reduction in the fixed interest rate paid on $175 million of interest rate swaps. In February 2011, three interest rate swaps with a combined notional amount of $175 million and fixed interest rate of 4.37% expired and we commenced a new $175 million interest rate swap with a fixed interest rate of 2.85%.
Interest expense increased $1.1 million, or 3.6%, to $31.9 million for the nine months ended September 30, 2011, from $30.8 million for the nine months ended September 30, 2010. The increase was due to interest expense associated with the April 2011 issuance of our 2016 Notes, 2018 Notes and 2021 Notes, partially offset by funding the redemption of our 2026 Notes with borrowings under our credit facility at lower interest rates and a reduction in the amortization of our debt discount and debt issuance costs on the redeemed 2026 Notes and the aforementioned changes in our interest rate swaps.
Loss on Extinguishment of Debt. Loss on extinguishment of debt for the nine months ended September 30, 2010, consisted of an expense charge of $9.7 million associated with the redemption of our 2026 Notes and a charge of $0.5 million associated with the redemption of our Wasco Bonds.
Income Tax Provision. Income taxes increased $3.3 million, or 12.3%, to $29.9 million for the three months ended September 30, 2011, from $26.6 million for the three months ended September 30, 2010, as a result of increased pre-tax income. Income taxes increased $16.1 million, or 24.3%, to $82.4 million for the nine months ended September 30, 2011, from $66.3 million for the nine months ended September 30, 2010.
Our effective tax rates for the three months ended September 30, 2011 and 2010, were 39.1% and 39.2%, respectively. Our effective tax rates for the nine months ended September 30, 2011 and 2010, were 39.2% and 40.0%, respectively.
During the nine months ended September 30, 2010, we recorded a $1.5 million increase in the income tax provision associated with an adjustment in deferred tax liabilities resulting from a voter-approved increase in Oregon state income tax rates and changes to the geographic apportionment of our state income taxes.

LIQUIDITY AND CAPITAL RESOURCES
The following table sets forth certain cash flow information for the nine month periods ended September 30, 2011 and 2010 (in thousands):

	Nine Months Ended
	September 30,
	2011	2010
Net cash provided by operating activities	$297,724	$246,022
Net cash used in investing activities	(328,240)	(100,808)
Net cash provided by (used in) financing activities	57,203	(141,297)

Net increase in cash and equivalents	26,687	3,917
Cash and equivalents at beginning of period	9,873	9,639

Cash and equivalents at end of period	$36,560	$13,556

Operating Activities Cash Flows
For the nine months ended September 30, 2011, net cash provided by operating activities was $297.7 million. For the nine months ended September 30, 2010, net cash provided by operating activities was $246.0 million. The $51.7 million net increase in cash provided by operating activities was due primarily to the following:
1)	An increase in net income of $28.3 million;
2)
An increase in deferred taxes of $21.0 million due primarily to the recognition during the nine months ended September 30, 2011, of tax benefits totaling $16.4 million associated with an Internal Revenue Service approved change in our tax method for deducting depreciation expense for certain landfills as well as other tax deductible timing differences associated with depreciation;

3)	An increase in depreciation and amortization expense of $13.5 million; less
4)
A decrease in cash flows from operating assets and liabilities, net of effects from acquisitions, of $12.5 million to cash provided by operating assets and liabilities of $1.9 million for the nine months ended September 30, 2011, from cash provided by operating assets and liabilities of $14.4 million for the nine months ended September 30, 2010. The significant components of the $1.9 million in cash inflows from changes in operating assets and liabilities for the nine months ended September 30, 2011, include the following:

a)
an increase in cash resulting from an increase in accrued liabilities of $22.3 million due primarily to increased accrued interest expense due to increased debt balances and the timing of interest payments, increased current taxes payable, increased property taxes payable, increased liabilities for auto and workers’ compensation claims, and increased wages and accrued vacation liabilities;

b)
an increase in cash resulting from a $5.3 million decrease in prepaid expenses and other current assets due primarily to decreases in prepaid income taxes, partially offset by an increase in prepaid insurance expense and parts inventory;

c)	an increase in cash resulting from an increase in deferred revenue of $2.4 million due primarily to increased revenues and timing of billing for services; less
d)	a decrease in cash resulting from a $23.5 million increase in accounts receivable due to an increase in revenues; less
e)	a decrease in cash resulting from a $3.7 million decrease in accounts payable due primarily to the timing of payments.

As of September 30, 2011, we had a working capital deficit of $12.1 million, including cash and equivalents of $36.6 million. Our working capital deficit decreased $25.9 million from $38.0 million at December 31, 2010. To date, we have experienced no loss or lack of access to our cash or cash equivalents; however, we can provide no assurances that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets. Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements, along with stock repurchase and dividend programs, to reduce our indebtedness under our credit facility and to minimize our cash balances.
Investing Activities Cash Flows
Net cash used in investing activities increased $227.4 million to $328.2 million for the nine months ended September 30, 2011, from $100.8 million for the nine months ended September 30, 2010. The significant components of the increase include the following:
1)	An increase in payments for acquisitions of $230.6 million primarily due to the recent acquisition of County Waste;
2)	A decrease in proceeds from the sale of property, plant and equipment of $2.5 million; less
3)
A decrease in capital expenditures for property and equipment of $2.1 million due to decreases in expenditures for trucks, equipment and land, partially offset by an increase in expenditures for site costs at various landfills, buildings and computers.

Financing Activities Cash Flows
Net cash flows provided by financing activities increased $198.5 million to $57.2 million for the nine months ended September 30, 2011, from cash flows used in financing activities of $141.3 million for the nine months ended September 30, 2010. The significant components of the increase include the following:
1)	An increase in net long-term borrowings of $224.8 million due primarily to the issuance of new debt to fund the acquisition of County Waste;
2)	A decrease in payments to repurchase our common stock of $31.2 million; less
3)	An increase in cash dividends paid of $25.5 million with the initiation of a quarterly cash dividend in November 2010; less
4)	A decrease in proceeds from option and warrant exercises of $18.3 million due to a decrease in the number of options and warrants exercised in the nine month period ended September 30, 2011; less
5)	An increase in debt issuance costs of $6.4 million in conjunction with the new credit agreement entered into during the nine months ended September 30, 2011; less
6)	A decrease in the excess tax benefit associated with equity-based compensation of $4.4 million.
Our business is capital intensive. Our capital requirements include acquisitions and fixed asset purchases. We will also make capital expenditures for landfill cell construction, landfill development, landfill closure activities and intermodal facility construction in the future.

Our Board of Directors has authorized a common stock repurchase program for the repurchase of up to $800.0 million of our common stock through December 31, 2012. Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of the common stock and overall market conditions. As of September 30, 2011 and 2010, we had repurchased in aggregate 38.3 million and 33.6 million shares, respectively, of our common stock at an aggregate cost of $733.7 million and $598.7 million, respectively. As of September 30, 2011, the remaining maximum dollar value of shares available for purchase under the program was approximately $66.3 million.
On October 19, 2010, our Board of Directors declared a three-for-two split of our common stock, in the form of a 50% stock dividend, payable to stockholders of record as of October 29, 2010. Shares resulting from the split were issued on November 12, 2010. All share and per share amounts for all periods presented have been retroactively adjusted to reflect the stock split.
In addition, on October 19, 2010, our Board of Directors declared the initiation of a quarterly cash dividend of $0.075 per share, as adjusted for the three-for-two stock split described above. We also paid a quarterly cash dividend of $0.075 per share on our common stock, totaling $8.5 million on each of March 1, 2011, May 20, 2011 and August 17, 2011. On October 18, 2011, we announced that our Board of Directors increased our regular quarterly cash dividend by $0.015, from $0.075 to $0.09, and then declared a regular quarterly cash dividend of $0.09 per share on our common stock. The dividend will be paid on November 16, 2011, to stockholders of record on the close of business on November 2, 2011. The Board will review the cash dividend periodically, with a long-term objective of increasing the amount of the dividend. We cannot assure you as to the amounts or timing of future dividends.
We made $84.1 million in capital expenditures during the nine months ended September 30, 2011. We expect to make capital expenditures of approximately $135 million in 2011 in connection with our existing business. We have funded and intend to fund the balance of our planned 2011 capital expenditures principally through internally generated funds and borrowings under our credit facility. In addition, we may make substantial additional capital expenditures in acquiring solid waste collection and disposal businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity. We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities. We believe that our cash and equivalents, credit facility and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future. However, disruptions in the capital and credit markets could adversely affect our ability to draw on our credit facility or raise other capital. Our access to funds under the credit facility is dependent on the ability of the banks that are parties to the facility to meet their funding commitments. Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.
As of September 30, 2011, we had $519.0 million outstanding under our credit facility, exclusive of outstanding standby letters of credit of $80.4 million. As of September 30, 2011, we were in compliance with all applicable covenants in our credit agreement.
On July 11, 2011, we, along with certain of our subsidiaries, entered into an Amended and Restated Credit Agreement (the “credit agreement”) with Bank of America, N.A. and the other banks and lending institutions party thereto, as lenders, Bank of America, N.A., as administrative agent, and J.P. Morgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as co-syndication agents.
Our credit agreement is comprised of a $1.2 billion revolving credit facility (the “credit facility”) which matures on July 11, 2016. We have the ability under the credit agreement to increase commitments under the revolving credit facility from $1.2 billion to $1.5 billion, subject to conditions including that no default, as defined in the credit agreement, has occurred, although no existing lender has any obligation to increase its commitment. We used proceeds from the credit agreement in order to refinance our previous $845 million credit facility, which had a maturity of September 27, 2012.

Under the credit agreement, there is no maximum amount of standby letters of credit that can be issued; however, the issuance of standby letters of credit reduces the amount of total borrowings available. The credit agreement requires us to pay a commitment fee ranging from 0.200% per annum to 0.350% per annum of the unused portion of the facility. The borrowings under the credit agreement bear interest, at our option, at either the base rate plus the applicable base rate margin on base rate loans, or the LIBOR rate plus the applicable LIBOR margin on LIBOR loans. The base rate for any day is a fluctuating rate per annum equal to the highest of: (1) the federal funds rate plus one half of one percent (0.500%); (2) the LIBOR rate plus one percent (1.000%), and (3) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate.” The LIBOR rate is determined by the administrative agent pursuant to a formula in the credit agreement. The applicable margins under the credit agreement vary depending on our leverage ratio, as defined in the credit agreement, and range from 1.150% per annum to 2.000% per annum for LIBOR loans and 0.150% per annum to 1.000% per annum for base rate loans. The interest rate applicable under the credit agreement is currently the LIBOR rate plus 1.400% per annum, a 0.775% per annum increase in the corresponding interest rate under our previous credit facility. The borrowings under the credit agreement are not collateralized.
The credit agreement contains representations and warranties and places certain business, financial and operating restrictions on us relating to, among other things, indebtedness, liens and other encumbrances, investments, mergers and acquisitions, asset sales, sale and leaseback transactions, and dividends, distributions and redemptions of capital stock. The credit agreement requires that we maintain specified financial ratios. We expect to use the credit agreement for acquisitions, capital expenditures, working capital, standby letters of credit and general corporate purposes.
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
We used the proceeds from the sale of the 2016 Notes, 2018 Notes, and 2021 Notes to fund a portion of the purchase price for the County Waste acquisition, which is described below.
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

As of September 30, 2011, we had the following contractual obligations:

	Payments Due by Period
	(amounts in thousands)
		Less Than	1 to 3	3 to 5	Over 5
Recorded Obligations	Total	1 Year	Years	Years	Years
Long-term debt	$1,179,802	$5,302	$9,441	$803,469	$361,590
Cash interest payments	$297,902	$48,242	$92,414	$77,749	$79,497

Long-term debt payments include:

1)
$519.0 million in principal payments due July 2016 related to our credit facility. Our credit facility bears interest, at our option, at either the base rate plus the applicable base rate margin (approximately 3.65% at September 30, 2011) on base rate loans, or the Eurodollar rate plus the applicable Eurodollar margin (approximately 1.64% at September 30, 2011) on Eurodollar loans. As of September 30, 2011, our credit facility allowed us to borrow up to $1.2 billion.

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

7)
$38.5 million in principal payments related to our tax-exempt bonds, which bear interest at variable rates (between 0.17% and 0.29%) at September 30, 2011. The tax-exempt bonds have maturity dates ranging from 2012 to 2033.

8)
$19.4 million in principal payments related to our notes payable to sellers. Our notes payable to sellers bear interest at rates between 2.50% and 10.35% at September 30, 2011, and have maturity dates ranging from 2012 to 2036.

9)
$2.9 million in principal payments related to our notes payable to third parties. Our notes payable to third parties bear interest at rates between 6.7% and 10.9% at September 30, 2011, and have maturity dates ranging from 2012 to 2019.

The following assumptions were made in calculating cash interest payments:
1)
We calculated cash interest payments on the credit facility using the Eurodollar rate plus the applicable Eurodollar margin at September 30, 2011. We assumed the credit facility is paid off when it matures in July 2016.

2)	We calculated cash interest payments on our interest rate swaps using the stated interest rate in the swap agreement less the Eurodollar rate through the term of the swaps.

	Amount of Commitment Expiration Per Period
	(amounts in thousands)
		Less Than	1 to 3	3 to 5	Over 5
Unrecorded Obligations(1)	Total	1 Year	Years	Years	Years
Operating leases	$73,971	$10,355	$18,588	$13,045	$31,983

(1)
We are party to operating lease agreements. These lease agreements are established in the ordinary course of our business and are designed to provide us with access to facilities at competitive, market-driven prices. These arrangements have not materially affected our financial position, results of operations or liquidity during the nine months ended September 30, 2011, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

We have obtained financial surety bonds, primarily to support our financial assurance needs and landfill operations. We provided customers and various regulatory authorities with surety bonds in the aggregate amounts of approximately $319.4 million and $285.7 million at September 30, 2011 and December 31, 2010, respectively. These arrangements have not materially affected our financial position, results of operations or liquidity during the nine months ended September 30, 2011, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.
From time to time, we evaluate our existing operations and their strategic importance to us. If we determine that a given operating unit does not have future strategic importance, we may sell or otherwise dispose of those operations. Although we believe our reporting units would not be impaired by such dispositions, we could incur losses on them.
The disposal tonnage that we received in the nine month periods ended September 30, 2011 and 2010, at all of our landfills during the respective period, is shown below (tons in thousands):

	Nine months ended September 30,
	2011		2010
	Number of	Total	Number of	Total
	Sites	Tons	Sites	Tons
Owned landfills and landfills operated under life-of-site agreements	40	10,785	38	9,875
Operated landfills	5	499	6	472

	45	11,284	44	10,347

NON-GAAP FINANCIAL MEAURES
Free Cash Flow
We present free cash flow, a non-GAAP financial measure, supplementally because it is widely used by investors as a valuation and liquidity measure in the solid waste industry. We define free cash flow as net cash provided by operating activities, plus proceeds from disposal of assets, plus or minus change in book overdraft, plus excess tax benefit associated with equity-based compensation, less capital expenditures for property and equipment and distributions to noncontrolling interests. This measure is not a substitute for, and should be used in conjunction with, GAAP liquidity or financial measures. Management uses free cash flow as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. Other companies may calculate free cash flow differently. Our free cash flow for the nine month periods ended September 30, 2011 and 2010, is calculated as follows (amounts in thousands):

	Nine months ended
	September 30,
	2011	2010
Net cash provided by operating activities	$297,724	$246,022
Less: Change in book overdraft	(937)	(374)
Plus: Proceeds from disposal of assets	3,238	5,786
Plus: Excess tax benefit associated with equity-based compensation	4,500	8,935
Less: Capital expenditures for property and equipment	(84,051)	(86,121)
Less: Distributions to noncontrolling interests	(675)	—

Free cash flow	$219,799	$174,248

Adjusted Operating Income Before Depreciation and Amortization
We present adjusted operating income before depreciation and amortization, a non-GAAP financial measure, supplementally because it is widely used by investors as a performance and valuation measure in the solid waste industry. We define adjusted operating income before depreciation and amortization as operating income, plus depreciation and amortization expense, plus closure and post-closure accretion expense, plus or minus any gain or loss on disposal of assets. We further adjust this calculation to exclude the effects of items management believes impact the ability to assess the operating performance of our business. This measure is not a substitute for, and should be used in conjunction with, GAAP financial measures. Management uses adjusted operating income before depreciation and amortization as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. Other companies may calculate adjusted operating income before depreciation and amortization differently. Our adjusted operating income before depreciation and amortization for the three and nine month periods ended September 30, 2011 and 2010, is calculated as follows (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Operating income	$89,314	$75,685	$242,688	$204,642
Plus: Depreciation and amortization	44,006	38,057	123,631	110,149
Plus: Closure and post-closure accretion	484	443	1,451	1,323
Plus/less: Loss (gain) on disposal of assets	1,034	(50)	742	572
Adjustments:
Plus: Acquisition-related transaction costs (a)	183	782	1,278	1,177

Adjusted operating income before depreciation and amortization	$135,021	$114,917	$369,790	$317,863

(a)	Reflects the addback of acquisition-related costs.

Reconciliation of Net Income to Adjusted Net Income and Adjusted Net Income per diluted share
Adjusted net income and adjusted net income per diluted share, both non-GAAP financial measures, are provided supplementally because they are widely used by investors as a valuation measure in the solid waste industry. We provide adjusted net income to exclude the effects of items management believes impact the comparability of operating results between periods. Adjusted net income has limitations due to the fact that it may exclude items that have an impact on our financial condition and results of operations. Adjusted net income and adjusted net income per diluted share are not a substitute for, and should be used in conjunction with, GAAP financial measures. Management uses adjusted net income and adjusted net income per diluted share as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. Other companies may calculate adjusted net income and adjusted net income per diluted share differently.

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Reported net income attributable to Waste Connections	$46,329	$40,986	$127,281	$98,959
Adjustments:
Loss on extinguishment of debt, net of taxes (a)	—	—	—	6,320
Acquisition-related transaction costs, net of taxes (b)	114	485	1,037	730
Loss (gain) on disposal of assets, net of taxes (c)	641	(31)	460	777
Impact of deferred tax adjustment (d)	—	—	—	1,547

Adjusted net income attributable to Waste Connections	$47,084	$41,440	$128,778	$108,333

Diluted earnings per common share attributable to Waste Connections common stockholders:
Reported net income	$0.41	$0.35	$1.12	$0.84

Adjusted net income	$0.42	$0.35	$1.13	$0.92

(a)	Reflects the elimination of costs associated with early redemption of outstanding debt.

(b)	Reflects the elimination of acquisition-related costs.

(c)	Reflects the elimination of a loss (gain) on disposal of assets.

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
At September 30, 2011, our derivative instruments included two interest rate swap agreements that effectively fix the interest rate on the applicable notional amounts of our variable rate debt as follows (dollars in thousands):

		Fixed	Variable
	Notional	Interest	Interest Rate		Expiration
Date Entered	Amount	Rate Paid*	Received	Effective Date	Date
March 2009	$175,000	2.85%	1-month LIBOR	February 2011	February 2014
August 2011	$150,000	0.7975%	1-month LIBOR	April 2012	January 2015

*	plus applicable margin.
Under derivatives and hedging guidance, the interest rate swap agreements are considered cash flow hedges for a portion of our variable rate debt, and we apply hedge accounting to account for these instruments. The notional amount and all other significant terms of the swap agreements are matched to the provisions and terms of the variable rate debt being hedged.
We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged floating rate debt. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. We are exposed to cash flow risk due to changes in interest rates with respect to the unhedged floating rate balances owed at September 30, 2011 and December 31, 2010, of $382.5 million and $325.4 million, respectively, including floating rate debt under our credit facility and floating rate municipal bond obligations. A one percentage point increase in interest rates on our variable-rate debt as of September 30, 2011 and December 31, 2010, would decrease our annual pre-tax income by approximately $3.8 million and $3.3 million, respectively. All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations, subject to counterparty default risk.

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
At September 30, 2011, our derivative instruments included two fuel hedge agreements as follows:

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
We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged diesel fuel purchases. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. For the year ending December 31, 2011, we expect to purchase approximately 27 million gallons of diesel fuel, of which 22.2 million gallons will be purchased at market prices and 4.8 million gallons will be purchased at prices that are fixed under our fuel hedges. During the three month period of October 1, 2011 to December 31, 2011, we expect to purchase approximately 5.5 million gallons of unhedged diesel fuel at market prices; therefore, a $0.10 per gallon increase in the price of fuel over the remaining three months in 2011 would decrease our pre-tax income during this period by approximately $0.6 million.
We market a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals. We own and operate 39 recycling processing operations and sell other collected recyclable materials to third parties for processing before resale. Certain of our municipal recycling contracts in the state of Washington specify benchmark resale prices for recycled commodities. If the prices we actually receive for the processed recycled commodities collected under the contract exceed the prices specified in the contract, we share the excess with the municipality, after recovering any previous shortfalls resulting from actual market prices falling below the prices specified in the contract. To reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties. In the event of a decline in recycled commodity prices, a 10% decrease in average recycled commodity prices from the average prices that were in effect during the nine months ended September 30, 2011 and 2010, would have had a $5.6 million and $3.6 million impact on revenues for the nine months ended September 30, 2011 and 2010, respectively.

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
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2011, that our disclosure controls and procedures were effective at the reasonable assurance level such that information required to be disclosed in our Exchange Act reports: (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
During the quarter ended September 30, 2011, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
Information regarding our legal proceedings can be found in Note 15 of our condensed consolidated financial statements included in Part I, Item 1 of this report and is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Our Board of Directors has authorized a common stock repurchase program for the repurchase of up to $800 million of our common stock through December 31, 2012. Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of our common stock and overall market conditions. As of September 30, 2011, we have repurchased approximately 38.3 million shares of our common stock at a cost of $733.7 million. The table below reflects repurchases we have made for the three months ended September 30, 2011 (in thousands, except share and per share amounts):

				Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased Under
Period	Purchased	Per Share(1)	Program	the Program
7/1/11 – 7/31/11	—	$—	—	$108,993
8/1/11 – 8/31/11	1,362,836	31.32	42,687	66,306
9/1/11 – 9/30/11	—	—	—	66,306

	1,362,836	31.32	42,687

(1)	This amount represents the weighted average price paid per common share. This price includes a per share commission paid for all repurchases.

Item 6.	Exhibits
See Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASTE CONNECTIONS, INC.
Date: October 19, 2011	BY:	/s/ Ronald J. Mittelstaedt
Ronald J. Mittelstaedt,
Chief Executive Officer

Date: October 19, 2011	BY:	/s/ Worthing F. Jackman
Worthing F. Jackman,
Executive Vice President and Chief Financial Officer

Exhibit Number		Description of Exhibits

3.1		Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on July 24, 2007)

3.2		Third Amended and Restated Bylaws of the Registrant, effective May 15, 2009 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on April 23, 2009)

4.1		Amended and Restated Credit Agreement, dated as of July 11, 2011

10.1	+	Nonqualified Deferred Compensation Plan, amended and restated as of September 22, 2011

31.1		Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)

31.2		Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)

32.1		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

+	Management contract or compensatory plan, contract or arrangement.

*	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise these Exhibits shall be deemed “furnished” and not “filed.”