Form 10-K
period 2011-12-31
WASTE CONNECTIONS, INC.
filed 2012-02-08
CIK 1057058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 1-31507
WASTE CONNECTIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3283464
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

Waterway Plaza Two
10001 Woodloch Forest Drive, Suite 400
The Woodlands, Texas	77380
(Address of principal executive offices)	(Zip Code)
(832) 442-2200
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share	New York Stock Exchange
(Title of each class)	(Name of each exchange on which registered)
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
Yes ☐       No ☑
As of June 30, 2011, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant, based on the closing sales price for the registrant’s common stock, as reported on the New York Stock Exchange, was $3,569,021,781.
Number of shares of common stock outstanding as of January 20, 2012: 110,922,595
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

WASTE CONNECTIONS, INC.
ANNUAL REPORT ON FORM 10-K

i

PART I

ITEM 1.	BUSINESS
Our Company
Waste Connections, Inc. is an integrated solid waste services company that provides solid waste collection, transfer, disposal and recycling services in mostly exclusive and secondary markets in the U.S. We provide intermodal services for the rail haul movement of cargo and solid waste containers in the Pacific Northwest through a network of seven intermodal facilities. We also treat and dispose of non-hazardous waste that is generated in the exploration and production of oil and natural gas primarily at a facility in Southwest Louisiana. As of December 31, 2011, we served more than two million residential, commercial and industrial customers from a network of operations in 29 states: Alabama, Arizona, California, Colorado, Idaho, Illinois, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Michigan, Minnesota, Mississippi, Montana, Nebraska, Nevada, New Mexico, New York, North Carolina, Oklahoma, Oregon, South Carolina, South Dakota, Tennessee, Texas, Utah, Washington and Wyoming. As of December 31, 2011, we owned or operated a network of 140 solid waste collection operations, 58 transfer stations, seven intermodal facilities, 39 recycling operations, 46 active landfills, and one exploration and production waste treatment and disposal facility.
We are a leading provider of solid waste services in most of our markets. We have focused on exclusive and secondary markets because we believe that those areas offer:
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
Control the Waste Stream. In markets where waste collection services are provided under exclusive arrangements, or where waste disposal is municipally funded or available at multiple municipal sources, we believe that controlling the waste stream by providing collection services is often more important to our profitability and growth than owning or operating landfills. In addition, contracts in some Western U.S. markets in which we operate dictate the disposal facility to be used. The large size of many western states increases the cost of interstate and long haul disposal, heightening the effects of regulations that direct or otherwise restrict waste disposal, which may make it more difficult for a landfill to obtain the disposal volume necessary to operate profitably. In markets with these characteristics, we believe that landfill ownership or vertical integration is not as critical to our success.
Provide Vertically Integrated Services. In markets where we believe that owning landfills is a strategic element to a collection operation because of competitive and regulatory factors, we generally focus on providing integrated services, from collection through disposal of solid waste in landfills that we own or operate.
Manage on a Decentralized Basis. We manage our operations on a decentralized basis. This places decision-making authority close to the customer, enabling us to identify and address customers’ needs quickly in a cost-effective manner. We believe that decentralization provides a low-overhead, highly efficient operational structure that allows us to expand into geographically contiguous markets and operate in relatively small communities that larger competitors may not find attractive. We believe that this structure gives us a strategic competitive advantage, given the relatively rural nature of many of the markets in which we operate, and makes us an attractive buyer to many potential acquisition candidates.

As of December 31, 2011, we delivered our services from approximately 180 operating locations grouped into three regions: our Western Region is comprised of operating locations in California, Idaho, Montana, Nevada, Oregon, Washington and western Wyoming; our Central Region is comprised of operating locations in Arizona, Colorado, Kansas, Louisiana, Minnesota, Nebraska, New Mexico, Oklahoma, South Dakota, Texas, Utah and eastern Wyoming; and our Eastern Region is comprised of operating locations in Alabama, Illinois, Iowa, Kentucky, Massachusetts, Michigan, Mississippi, New York, North Carolina, South Carolina and Tennessee. We manage and evaluate our business on the basis of the regions’ geographic characteristics, interstate waste flow, revenue base, employee base, regulatory structure and acquisition opportunities. Each region has a regional vice president and a regional controller, reporting directly to our corporate management. These regional officers are responsible for operations and accounting in their regions and supervise their regional staff. See Note 15 to the consolidated financial statements for further information on our segment reporting of our operations.
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
The U.S. solid waste services industry experienced significant consolidation during the 1990s. The consolidation trend has continued, most notably with the merger between Republic Services, Inc. and Allied Waste Industries, Inc. in 2008 and the merger between IESI-BFC Ltd. and Waste Services, Inc. in 2010. In addition, Veolia Environnement S.A. recently announced its intention to divest its U.S. solid waste business. The solid waste services industry remains regional in nature with acquisition opportunities available in selected markets. Some of the remaining independent landfill and collection operators lack the capital resources, management skills and/or technical expertise necessary to comply with stringent environmental and other governmental regulations and compete with larger, more efficient, integrated operators. In addition, many of the remaining independent operators may wish to sell their businesses to achieve liquidity in their personal finances or as part of their estate planning. Due to the prevalence of exclusive arrangements, we believe the Western markets contain the largest and most attractive number of acquisition opportunities.
During the year ended December 31, 2011, we completed 13 acquisitions, none of which individually accounted for greater than 10% of our total assets. The total fair value of consideration transferred for the 13 acquisitions completed during the year ended December 31, 2011 was $375.7 million. During the year ended December 31, 2010, we completed 19 acquisitions, none of which individually or in the aggregate accounted for greater than 10% of our total assets. During 2009, we completed the acquisition of 100% interests in certain operations from Republic Services, Inc. and some of its subsidiaries and affiliates (“Republic”) for an aggregate purchase price of $377.1 million. The operations were divested as a result of Republic’s merger with Allied Waste Industries, Inc. During the year ended December 31, 2009, we completed six other acquisitions, none of which individually or in the aggregate accounted for greater than 10% of our total assets.
SOLID WASTE SERVICES
Residential, Commercial and Industrial Collection Services
We serve more than two million residential, commercial and industrial customers from operations in 29 states. Our services are generally provided under one of the following arrangements: (1) governmental certificates; (2) exclusive franchise agreements; (3) exclusive municipal contracts; (4) residential subscriptions; (5) residential contracts; or (6) commercial and industrial service agreements.
Governmental certificates, exclusive franchise agreements and exclusive municipal contracts grant us rights to provide services within specified areas at established rates. Governmental certificates, or G Certificates, are unique to the State of Washington. The Washington Utilities and Transportation Commission, or the WUTC, awards G Certificates to solid waste collection service providers in unincorporated areas and electing municipalities. These certificates typically grant the holder the exclusive and perpetual right to provide specific residential, commercial and/or industrial waste services in a defined territory at specified rates subject to divestiture and/or cancellation by the WUTC on specified, limited grounds. Franchise agreements typically provide an exclusive period of seven years or longer for a specified territory. These arrangements specify a broad range of services to be provided, establish rates for the services and often give the service provider a right of first refusal to extend the term of the agreement. Municipal contracts typically provide a shorter service period and a more limited scope of services than franchise agreements and generally require competitive bidding at the end of the contract term. We do not expect that the loss of any current contracts in negotiation for renewal or contracts likely to terminate in 2012 will have a material adverse effect on our revenues or cash flows. No single contract or customer accounted for more than 10% of our total revenues at the consolidated or reportable segment level for the years ended December 31, 2011, 2010 or 2009.

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
We provide commercial and industrial services, other than those we perform under exclusive arrangements, under customer service agreements generally ranging from one to five years in duration. We determine fees under these agreements by such factors as collection frequency, level of service, route density, the type, volume and weight of the waste collected, type of equipment and containers furnished, the distance to the disposal or processing facility, the cost of disposal or processing and prices charged by competitors in our collection markets for similar services. Collection of larger volumes of commercial and industrial waste streams generally helps improve our operating efficiencies, and consolidation of these volumes allows us to negotiate more favorable disposal prices. We provide one- to ten-cubic yard containers to commercial customers and ten- to 50-cubic yard containers to industrial customers. For an additional fee, we install stationary compactors that compact waste prior to collection on the premises of large volume customers.
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
Our landfill facilities consisted of the following at December 31, 2011:

Owned and operated landfills	35
Operated landfills under life-of-site agreements	5
Operated landfills under limited-term operating agreements	6

46

We own landfills in California, Colorado, Illinois, Kansas, Kentucky, Louisiana, Michigan, Minnesota, Mississippi, Nebraska, New Mexico, North Carolina, Oklahoma, Oregon, South Carolina, Tennessee, Texas and Washington. In addition, we operate, but do not own, landfills in California, Mississippi, Nebraska, New Mexico and New York. With the exception of three landfills, two of which are located in Mississippi and one in Colorado, which only accept construction and demolition and other non-putrescible waste, all landfills that we own or operate are municipal solid waste landfills.
Under landfill operating agreements, the owner of the property, generally a municipality, usually owns the permit and we operate the landfill for a contracted term, which may be the life of the landfill. Where the contracted term is not the life of the landfill, the property owner is generally responsible for final capping, closure and post-closure obligations. We are responsible for all final capping, closure and post-closure obligations at four of our five operated landfills for which we have life-of-site agreements. Five of our six operating contracts for which the contracted term is less than the life of the landfill have expiration dates from 2012 to 2018, and we intend to seek renewal of these contracts prior to, or upon, their expiration. The remaining operating contract for which the contracted term is less than the life of the landfill is operated on a month-to-month basis.

Based on remaining permitted capacity as of December 31, 2011, and projected annual disposal volumes, the average remaining landfill life for our owned and operated landfills and landfills operated, but not owned, under life-of-site agreements, is estimated to be approximately 38 years. Many of our existing landfills have the potential for expanded disposal capacity beyond the amount currently permitted. We regularly consider whether it is advisable, in light of changing market conditions and/or regulatory requirements, to seek to expand or change the permitted waste streams or to seek other permit modifications. We also monitor the available permitted in-place disposal capacity of our landfills on an ongoing basis and evaluate whether to seek capacity expansion. In making this evaluation, we consider various factors, including the following:
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

We are currently seeking to expand permitted capacity at nine of our landfills for which we consider expansions to be probable. Although we cannot be certain that all future expansions will be permitted as designed, the average remaining landfill life for our owned and operated landfills and landfills operated, but not owned, under life-of-site agreements is estimated to be approximately 48 years when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume.
The following table reflects estimated landfill capacity and airspace changes, as measured in tons, for owned and operated landfills and landfills operated, but not owned, under life-of-site agreements (in thousands):

	2011			2010
		Probable			Probable
	Permitted	Expansion	Total	Permitted	Expansion	Total
Balance, beginning of year	531,905	133,324	665,229	526,088	119,227	645,315
Acquired landfills	1,846	4,000	5,846	21,710	—	21,710
Permits granted	12,047	(12,047)	—	5,426	(5,426)	—
Airspace consumed	(14,387)	—	(14,387)	(13,255)	—	(13,255)
Pursued expansions	—	16,537	16,537	—	—	—
Changes in engineering estimates	1,239	—	1,239	(8,064)	19,523	11,459

Balance, end of year	532,650	141,814	674,464	531,905	133,324	665,229

The estimated remaining operating lives for the landfills we own and landfills we operate under life-of-site agreements, based on remaining permitted and probable expansion capacity and projected annual disposal volume, in years, as of December 31, 2011, and December 31, 2010, are shown in the tables below. The estimated remaining operating lives include assumptions that the operating permits are renewed.

	2011
	0 to 5	6 to 10	11 to 20	21 to 40	41 to 50	51+	Total
Owned and operated landfills	1	2	4	8	4	16	35
Operated landfills under life-of-site agreements	—	—	2	2	—	1	5

	1	2	6	10	4	17	40

	2010
	0 to 5	6 to 10	11 to 20	21 to 40	41 to 50	51+	Total
Owned and operated landfills	2	1	4	7	3	18	35
Operated landfills under life-of-site agreements	—	—	—	3	—	1	4

	2	1	4	10	3	19	39

The disposal tonnage that we received in 2011 and 2010 at all of our landfills is shown in the tables below (tons in thousands):

	Three months ended
	March 31,		June 30,		September 30,		December 31,		Twelve months
	2011		2011		2011		2011		ended
	Number	Total	Number	Total	Number	Total	Number	Total	December 31,
	of Sites	Tons	of Sites	Tons	of Sites	Tons	of Sites	Tons	2011
Owned landfills and landfills operated under life-of-site agreements	39	3,059	39	3,592	40	4,134	40	3,602	14,387
Operated landfills	5	120	5	136	5	150	6	140	546

	44	3,179	44	3,728	45	4,284	46	3,742	14,933

	Three months ended
	March 31,		June 30,		September 30,		December 31,		Twelve months
	2010		2010		2010		2010		ended
	Number	Total	Number	Total	Number	Total	Number	Total	December 31,
	of Sites	Tons	of Sites	Tons	of Sites	Tons	of Sites	Tons	2010
Owned landfills and landfills operated under life-of-site agreements	38	2,853	38	3,324	39	3,775	39	3,303	13,255
Operated landfills	5	122	5	137	5	136	5	128	523

	43	2,975	43	3,461	44	3,911	44	3,431	13,778

In 2010, we renewed an operating agreement at one of our landfills which resulted in a term equal to the remaining life of the site. As a result, this landfill previously classified as operated is currently operated under a life-of-site agreement. We have restated all information above to reflect this change.
Transfer Station Services
We have an active program to acquire, develop, own and operate transfer stations in markets proximate to our collection operations. Transfer stations receive, compact and load solid waste to be transported to landfills via truck, rail or barge. Transfer stations extend our direct-haul reach and link collection operations with distant disposal facilities. We owned or operated 58 transfer stations at December 31, 2011. Currently, we own transfer stations in California, Colorado, Kansas, Kentucky, Montana, Nebraska, North Carolina, New York, Oklahoma, Oregon, South Carolina, Tennessee, Texas and Washington. In addition, we operate, but do not own, transfer stations in Idaho, Kentucky, Nebraska, Tennessee, Washington and Wyoming. We believe that transfer stations benefit us by:
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

EXPLORATION AND PRODUCTION WASTE TREATMENT AND DISPOSAL SERVICES
We treat and dispose of non-hazardous waste that is generated in the exploration and production, or E&P, of oil and natural gas primarily at a facility in Southwest Louisiana. E&P waste streams accepted at this permitted location include: saltwater, which is injected into on-site disposal wells; recovered hydrocarbons, which are sold for re-use; and soil, which is treated to remove hydrocarbons, salts, dissolved solids and heavy metals and then tested to ensure regulatory compliance. In addition, this facility accepts non-hazardous industrial wastes from local refineries and petrochemical plants. We also accept E&P waste soils and other hydrocarbon-contaminated soils and liquids at our solid waste landfills.
INTERMODAL SERVICES
Intermodal logistics is the movement of containers using two or more modes of transportation, usually including a rail or truck segment. We entered the intermodal services business in the Pacific Northwest through the acquisition of Northwest Container Services, Inc., which provides repositioning, storage, maintenance and repair of cargo containers for international shipping companies. We provide these services for containerized cargo primarily to international shipping companies importing and exporting goods through the Pacific Northwest. We also operate two intermodal facilities primarily for the shipment of waste by rail to distant disposal facilities that we do not own. As of December 31, 2011, we owned or operated seven intermodal operations in Washington and Oregon. Our fleet of double-stack railcars provides dedicated direct-line haul services among terminals in Portland, Tacoma and Seattle. We have contracts with the Burlington Northern Santa Fe and Union Pacific railroads for the movement of containers among our seven intermodal operations. We also provide our customers container and chassis sales and leasing services.
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
The Clean Air Act
The Clean Air Act, or CAA, generally, through state implementation of federal requirements, regulates emissions of air pollutants from certain landfills based on factors such as the date of the landfill construction and tons per year of emissions of regulated pollutants. Larger landfills and landfills located in areas where the ambient air does not meet certain requirements of the CAA may be subject to even more extensive air pollution controls and emission limitations. In addition, the EPA has issued standards regulating the disposal of asbestos-containing materials. Air permits may be required to construct gas collection and flaring systems and composting operations, and operating permits may be required, depending on the potential air emissions. State air regulatory programs may implement the federal requirements but may impose additional restrictions. For example, some state air programs uniquely regulate odor and the emission of toxic air pollutants. The EPA recently modified, or is in the process of modifying, standards promulgated under the CAA in a manner which could increase our compliance costs. For example, the EPA has recently modified or discussed modifying boiler emission standards, national ambient air quality standards applicable to particulate matter, carbon monoxide, and oxides of sulfur and nitrogen, and other standards to make them more stringent.
Climate Change Laws and Regulations
On September 27, 2006, California enacted AB 32, the Global Warming Solutions Act of 2006, which established the first statewide program in the United States to limit greenhouse gas, or GHG, emissions and impose penalties for non-compliance. Because landfill and collection operations emit GHGs, our operations in California are subject to regulations issued under AB 32. The California Air Resources Board, or CARB, has taken, and plans to take, various actions to implement AB 32, including the approval in December 2008 of an AB 32 Scoping Plan summarizing the main GHG-reduction strategies for California. CARB approved a landfill methane control measure, which became effective in June 2010, and this measure requires that certain uncontrolled landfills install gas collection and control systems and also sets operating standards for gas collection and control systems. In addition, CARB approved in December 2010 and revised in October 2011 regulations implementing a GHG cap-and-trade program, which is scheduled to begin imposing compliance obligations in 2013.
State climate change laws could also affect our non-California operations. For example, the Western Climate Initiative, which once included seven states and four Canadian provinces, has developed GHG reduction strategies, among them a GHG cap-and-trade program.

The EPA’s regulation of GHG emissions under its CAA authority may also impact our operations. In 2009, the EPA made an endangerment finding allowing GHGs to be regulated under the CAA. The CAA requires stationary sources of air pollution to obtain New Source Review, or NSR, permits prior to construction and, in some cases, Title V operating permits. Pursuant to the EPA’s rulemakings and interpretations, certain Title V and NSR Prevention of Significant Deterioration, or PSD, permits issued on or after January 2, 2011, must address GHG emissions. As a result, new or modified landfills may be required to install Best Available Control Technology to limit GHG emissions. The EPA may in the future promulgate CAA New Source Performance Standards applicable to landfills. The EPA’s Mandatory Greenhouse Gas Reporting Rule sets monitoring, recordkeeping, and reporting requirements applicable to certain landfills and other entities.
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
Insurance
We have a high deductible insurance program for automobile liability, property, general liability, workers’ compensation, employer’s liability claims, employee group health insurance and employment practices liability. Our loss exposure for insurance claims is generally limited to per incident deductibles. Losses in excess of deductible levels are insured subject to policy limits. Under our current insurance program, we carry per incident deductibles of $2 million for automobile liability claims, $1.5 million for workers’ compensation and employer’s liability claims, $1 million ($2 million aggregate) for general liability claims, $250,000 for employee group health insurance and employment practices liability, and primarily $100,000 for property claims. Additionally, we have umbrella policies with third-party insurance companies for automobile liability, general liability and employer’s liability. Since workers’ compensation is a statutory coverage limited by the various state jurisdictions, the umbrella coverage is not applicable. Also, our umbrella policy does not cover property claims, as the insurance limits for these claims are in accordance with the replacement values of the insured property. From time to time, actions filed against us include claims for punitive damages, which are generally excluded from coverage under all of our liability insurance policies.
We carry environmental protection insurance which has a $250,000 per incident deductible. This insurance policy covers all owned or operated landfills, certain transfer stations and other facilities. Subject to policy terms, insurance coverage is guaranteed for acquired and newly-constructed facilities, but each addition to the policy is underwritten on a site-specific basis and the premium is set according to the conditions found at the site. Our policy provides insurance for new pollution conditions that originate after the commencement of our coverage. Pollution conditions existing prior to the commencement of our coverage, if found, could be excluded from coverage.

Financial Surety Bonds
We use financial surety bonds for a variety of corporate guarantees. The financial surety bonds are primarily used for guaranteeing municipal contract performance and providing financial assurances to meet final capping, landfill closure and post-closure obligations as required under certain environmental regulations. In addition to surety bonds, such guarantees and obligations may also be met through alternative financial assurance instruments, including insurance, letters of credit and restricted asset deposits. At December 31, 2011 and 2010, we had provided customers and various regulatory authorities with surety bonds in the aggregate amount of approximately $243.3 million and $221.7 million, respectively, to secure our landfill final capping, closure and post-closure requirements and $68.7 million and $63.9 million, respectively, to secure performance under collection contracts and landfill operating agreements.
We own a 9.9% interest in a company that, among other activities, issues financial surety bonds to secure final capping, landfill closure and post-closure obligations for companies operating in the solid waste sector, including a portion of our own.
EMPLOYEES
At December 31, 2011, we employed 5,909 full-time employees, of which 750, or approximately 12.7% of our workforce, were employed under collective bargaining agreements, primarily with the Teamsters Union. These employees are subject to labor agreements that are renegotiated periodically. We have seven collective bargaining agreements covering 331 employees that are set to expire during 2012. We do not expect any significant disruption in our overall business in 2012 as a result of labor negotiations, employee strikes or organizational efforts.
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

EXECUTIVE OFFICERS OF THE REGISTRANT
The following table sets forth certain information concerning our executive officers and key employee as of February 8, 2012:

NAME	AGE	POSITIONS
Ronald J. Mittelstaedt (1)	48	Chief Executive Officer and Chairman
Steven F. Bouck	54	President
Darrell W. Chambliss	47	Executive Vice President and Chief Operating Officer
Worthing F. Jackman	47	Executive Vice President and Chief Financial Officer
David G. Eddie	42	Senior Vice President and Chief Accounting Officer
David M. Hall	54	Senior Vice President — Sales and Marketing
James M. Little	50	Senior Vice President — Engineering and Disposal
Eric M. Merrill	59	Senior Vice President — People, Safety and Development
Eric O. Hansen	46	Vice President — Chief Information Officer
Jerri L. Hunt (2)	60	Vice President — Employee Relations
Scott I. Schreiber	55	Vice President — Disposal Operations
Patrick J. Shea	41	Vice President, General Counsel and Secretary
Gregory Thibodeaux	45	Vice President — Maintenance and Fleet Management
Richard K. Wojahn	54	Vice President — Business Development

(1)	Member of the Executive Committee of the Board of Directors.

(2)	Key employee.
Ronald J. Mittelstaedt has been Chief Executive Officer and a director of Waste Connections since the company was formed, and was elected Chairman in January 1998. Mr. Mittelstaedt also served as President from Waste Connections’ formation through August 2004. Mr. Mittelstaedt has more than 23 years of experience in the solid waste industry. Mr. Mittelstaedt holds a B.A. degree in Business Economics with a finance emphasis from the University of California at Santa Barbara.
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
Darrell W. Chambliss has been Executive Vice President and Chief Operating Officer of Waste Connections since October 2003. From October 1, 1997, to that date, Mr. Chambliss served as Executive Vice President — Operations. Mr. Chambliss has more than 22 years of experience in the solid waste industry. Mr. Chambliss holds a B.S. degree in Business Administration from the University of Arkansas.
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
David M. Hall has been Senior Vice President — Sales and Marketing of Waste Connections since October 2005. From August 1998 to that date, Mr. Hall served as Vice President — Business Development. Mr. Hall has more than 24 years of experience in the solid waste industry with extensive operating and marketing experience in the Western U.S. Mr. Hall received a B.S. degree in Management and Marketing from Missouri State University.

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
Eric M. Merrill has been Senior Vice President — People, Safety and Development of Waste Connections since January 2009. From June 2007 to that date, Mr. Merrill served as Senior Vice President — People, Training and Development. Mr. Merrill joined us in 1998 and since 2000 had served as Regional Vice President — Pacific Northwest Region. Mr. Merrill has over 24 years of experience in the solid waste industry. He holds a B.S. degree in Accounting from the University of Oregon.
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
Scott I. Schreiber has been Vice President — Disposal Operations of Waste Connections since February 2009. From October 1998 to that date, Mr. Schreiber served as Director of Landfill Operations. Mr. Schreiber has more than 32 years of experience in the solid waste industry. From September 1993 to September 1998, Mr. Schreiber served as corporate Director of Landfill Development and corporate Director of Environmental Compliance for Allied Waste Industries, Inc. From August 1988 to September 1993, Mr. Schreiber served as Regional Engineer (Continental Region) and corporate Director of Landfill Development for Laidlaw Waste Systems Inc. From June 1979 to August 1988, Mr. Schreiber held several managerial and technical positions in the solid waste and environmental industry. Mr. Schreiber holds a B.S. degree in Chemistry from the University of Wisconsin at Parkside.
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
Gregory Thibodeaux has been Vice President — Maintenance and Fleet Management of Waste Connections since January 2011. From January 2000 to that date, Mr. Thibodeaux served as Director of Maintenance. Mr. Thibodeaux has more than 26 years of experience in the solid waste industry having held various management positions with Browning Ferris Industries, Sanifill, and USA Waste Services, Inc. Before coming to Waste Connections, Mr. Thibodeaux served as corporate Director of Maintenance for Texas Disposal Systems.
Richard K. Wojahn has been Vice President — Business Development of Waste Connections since February 2009. From September 2005 to that date, Mr. Wojahn served as Director of Business Development. Mr. Wojahn served as Vice President of Operations for Mountain Jack Environmental Services, Inc. (which was acquired by Waste Connections in September 2005) from January 2004 to September 2005. Mr. Wojahn has more than 30 years of experience in the solid waste industry having held various management positions with Waste Management, Inc. and Allied Waste Industries, Inc. Mr. Wojahn attended Western Illinois University.
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
Certain statements contained in this Annual Report on Form 10-K are forward-looking in nature, including statements related to our ability to provide adequate cash to fund our operating activities, our ability to draw on our credit facility or raise additional capital, the impact of global economic conditions on our volume, business and results of operations, the effects of landfill special waste projects on volume results, the effects of seasonality on our business and results of operations, demand for recyclable commodities and recyclable commodity pricing, completion of the Alaska Waste acquisition and the expected timing thereof, the impact of the relocation of our corporate headquarters to The Woodlands, Texas, our expectations with respect to capital expenditures, and our expectations with respect to the purchase of fuel and fuel prices. These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates,” or the negative thereof or comparable terminology, or by discussions of strategy.
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
Even if we are able to make acquisitions on advantageous terms and are able to integrate them successfully into our operations and organization, some acquisitions may not fulfill our objectives in a given market due to factors that we cannot control, such as market position, customer base, third party legal challenges or governmental actions. See discussion regarding the Solano County, California Measure E/Landfill Expansion Litigation under the “Legal Proceedings” section of Note 11 of our consolidated financial statements included in Item 8 of this report. As a result, operating margins could be less than we originally anticipated when we made those acquisitions. In addition, we may change our strategy with respect to that market or those businesses and decide to sell the operations at a loss, or keep those operations and recognize an impairment of goodwill and/or intangible assets. Similar risks may affect contracts that we are awarded to operate municipally-owned assets, such as landfills. See discussion regarding the Colonie, New York Landfill Privatization Litigation under the “Legal Proceedings” section of Note 11 of our consolidated financial statements included in Item 8 of this report.
A portion of our growth and future financial performance depends on our ability to integrate acquired businesses into our organization and operations.
A component of our growth strategy involves achieving economies of scale and operating efficiencies by growing through acquisitions. We may not achieve these goals unless we effectively combine the operations of acquired businesses with our existing operations. Similar risks may affect contracts that we are awarded to operate municipally-owned assets, such as landfills. In addition, we are not always able to control the timing of our acquisitions. Our inability to complete acquisitions within the time frames that we expect may cause our operating results to be less favorable than expected, which could cause our stock price to decline.
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
Other companies have adopted or may in the future adopt our strategy of acquiring and consolidating regional and local businesses. We expect that increased consolidation in the solid waste services industry will continue to reduce the number of attractive acquisition candidates. Moreover, general economic conditions and the environment for attractive investments may affect the desire of the owners of acquisition candidates to sell their companies. As a result, we may have fewer acquisition opportunities and those opportunities may be on less attractive terms than in the past, which could cause a reduction in our rate of growth from acquisitions.

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
We may be unable to compete effectively with larger and better capitalized companies, companies with lower return expectations, and governmental service providers.
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
We derive a significant portion of our revenues from market areas where we have exclusive arrangements, including franchise agreements, municipal contracts and G Certificates. Many franchise agreements and municipal contracts are for a specified term and are or will be subject to competitive bidding in the future. For example, we have approximately 255 contracts, representing approximately 3.4% of our annual revenues, which are set for expiration or automatic renewal on or before December 31, 2012. Although we intend to bid on additional municipal contracts and franchise agreements, we may not be the successful bidder. In addition, some of our customers, including municipalities, may terminate their contracts with us before the end of the terms of those contracts. Similar risks may affect contracts that we are awarded to operate municipally-owned assets, such as landfills. See discussion regarding the Colonie, New York Landfill Privatization Litigation under the “Legal Proceedings” section of Note 11 of our consolidated financial statements included in Item 8 of this report.
Governmental action may also affect our exclusive arrangements. Municipalities may annex unincorporated areas within counties where we provide collection services. As a result, our customers in annexed areas may be required to obtain services from competitors that have been franchised by the annexing municipalities to provide those services. In addition, municipalities in which we provide services on a competitive basis may elect to franchise those services. Unless we are awarded franchises by these municipalities, we will lose customers. Municipalities may also decide to provide services to their residents themselves, on an optional or mandatory basis, causing us to lose customers. Municipalities in Washington may, by law, annex any unincorporated territory, which could remove such territory from an area covered by a G Certificate issued to us by the WUTC. Such occurrences could subject more of our Washington operations to competitive bidding. Moreover, legislative action could amend or repeal the laws governing WUTC regulation, which could harm our competitive position by subjecting more areas to competitive bidding and/or overlapping service. If we are not able to replace revenues from contracts lost through competitive bidding or early termination or from the renegotiation of existing contracts with other revenues within a reasonable time period, our revenues could decline.
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
Economic downturns adversely affect operating results.
Negative effects of a weak economy include decreases in volume generally associated with the construction industry, reduced personal consumption and declines in recycled commodity prices. In an economic slowdown, we also experience the negative effects of increased competitive pricing pressure, customer turnover, and reductions in customer service requirements. Worsening economic conditions or a prolonged or recurring economic recession could adversely affect our operating results and expected seasonal fluctuations. Further, we cannot assure you that an improvement in economic conditions after such a downturn will result in an immediate, if at all positive, improvement in our operating results or cash flows.

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
The market price of fuel is volatile and rose substantially in recent years before falling with the general economic downturn in late 2008, but again rose during 2009, 2010 and 2011. We generally purchase diesel fuel at market prices, and such prices have fluctuated significantly. A significant increase in our fuel cost could adversely affect our business and reduce our operating margins and reported earnings. To manage a portion of this risk, we have entered into fuel hedge agreements related to forecasted diesel fuel purchases and may also enter into fixed-price fuel purchase contracts. During periods of falling diesel fuel prices, our hedge payable positions may increase and it may become more expensive to purchase fuel under fixed-price fuel purchase contracts than at market prices.
Increases in labor and disposal and related transportation costs could impact our financial results.
Our continued success will depend on our ability to attract and retain qualified personnel. We compete with other businesses in our markets for qualified employees. From time to time, the labor supply is tight in some of our markets. A shortage of qualified employees would require us to enhance our wage and benefits packages to compete more effectively for employees, to hire more expensive temporary employees or to contract for services with more expensive third-party vendors. The relocation of our corporate headquarters from California to Texas, discussed in greater detail in Note 10 of our consolidated financial statements included in Item 8 of this report, may temporarily exacerbate this risk. Labor is one of our highest costs and relatively small increases in labor costs per employee could materially affect our cost structure. If we fail to attract and retain qualified employees, control our labor costs during periods of declining volumes, or recover any increased labor costs through increased prices we charge for our services or otherwise offset such increases with cost savings in other areas, our operating margins could suffer. Disposal and related transportation costs are our second highest cost category. If we incur increased disposal and related transportation costs to dispose of solid waste, and if, in either case, we are unable to pass these costs on to our customers, our operating results would suffer.

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
We participate in various “multiemployer” pension plans administered by employee and union trustees. We make periodic contributions to these plans pursuant to our various contractual obligations to do so. In the event that we withdraw from participation in or otherwise cease our contributions to one of these plans, then applicable law regarding withdrawal liability could require us to make additional contributions to the plan if it is underfunded, and we would have to reflect that as an expense in our consolidated statement of operations and as a liability on our consolidated balance sheet. Our withdrawal liability for any multiemployer plan would depend on the extent of the plan’s funding of vested benefits. In the ordinary course of our renegotiation of collective bargaining agreements with labor unions that participate in these plans, we may decide to discontinue participation in a plan, and in that event, we could face a withdrawal liability. Some multiemployer plans in which we participate may from time to time have significant underfunded liabilities. Such underfunding could increase the size of our potential withdrawal liability.
Increases in insurance costs and the amount that we self-insure for various risks could reduce our operating margins and reported earnings.
We maintain high deductible insurance policies for automobile, general, employer’s, environmental and directors’ and officers’ liability as well as for employee group health insurance, property insurance and workers’ compensation. We carry umbrella policies for certain types of claims to provide excess coverage over the underlying policies and per incident deductibles. The amounts that we self-insure could cause significant volatility in our operating margins and reported earnings based on the occurrence and claim costs of incidents, accidents, injuries and adverse judgments. Our insurance accruals are based on claims filed and estimates of claims incurred but not reported and are developed by our management with assistance from our third-party actuary and our third-party claims administrator. To the extent these estimates are inaccurate, we may recognize substantial additional expenses in future periods that would reduce operating margins and reported earnings. From time to time, actions filed against us include claims for punitive damages, which are generally excluded from coverage under all of our liability insurance policies. A punitive damage award could have an adverse effect on our reported earnings in the period in which it occurs. Significant increases in premiums on insurance that we retain also could reduce our margins.
Our indebtedness could adversely affect our financial condition; we may incur substantially more debt in the future.
As of December 31, 2011, we had $1.18 billion of total indebtedness outstanding. We may incur substantial additional debt in the future. The incurrence of substantial additional indebtedness could have important consequences to you. For example, it could:
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
It is possible that the corporate entities or sites we have acquired, or which we may acquire in the future, have liabilities or risks in respect of former or existing operations or properties, or otherwise, which we have not been able to identify and assess through our due diligence investigations. As a successor owner, we may be legally responsible for those liabilities that arise from businesses that we acquire. Even if we obtain legally enforceable representations, warranties and indemnities from the sellers of such businesses, they may not cover the liabilities fully or the sellers may not have sufficient funds to perform their obligations. Some environmental liabilities, even if we do not expressly assume them, may be imposed on us under various regulatory schemes and other applicable laws. In addition, our insurance program may not cover such sites and will not cover liabilities associated with some environmental issues that may have existed prior to attachment of coverage. A successful uninsured claim against us could harm our financial condition or operating results. Additionally, there may be other risks of which we are unaware that could have an adverse affect on businesses that we acquire or have acquired. For example, interested parties may bring actions against us in connection with operations that we acquire or have acquired. Any adverse outcome in such proceedings could harm our operations and financial results and create negative publicity, which could damage our reputation, competitive position and stock price.
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
We are required to pay capping, closure and post-closure maintenance costs for landfill sites that we own and operate. We are also required to pay capping, closure and post-closure maintenance costs for four of our five operated landfills for which we have life-of-site agreements. Our obligations to pay closure or post-closure costs may exceed the amount we have accrued and reserved and other amounts available from funds or reserves established to pay such costs. In addition, the completion or closure of a landfill site does not end our environmental obligations. After completion or closure of a landfill site, there exists the potential for unforeseen environmental problems to occur that could result in substantial remediation costs. Paying additional amounts for closure or post-closure costs and/or for environmental remediation could harm our financial condition or operating results.
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
In accordance with U.S. generally accepted accounting principles, we capitalize some expenditures and advances relating to landfill development projects. We expense indirect costs such as executive salaries, general corporate overhead and other corporate services as we incur those costs. We charge against earnings any unamortized capitalized expenditures and advances (net of any amount that we estimate we will recover, through sale or otherwise) that relate to any operation that is permanently shut down or determined to be impaired and any landfill development project that we do not expect to complete. For example, if we are unsuccessful in our attempts to obtain or defend permits that we are seeking or have been awarded to operate or expand a landfill, we will no longer generate anticipated income from the landfill and we will be required to expense in a future period the amount of capitalized expenditures related to the landfill or expansion project, less the recoverable value of the property and other amounts recovered. Additionally, we may incur increased operating expenses to dispose of the previously internalized waste that would need to be transported to another disposal location. Any such charges could have a material adverse effect on our results of operations for that period and could decrease our stock price. See discussion regarding the Chaparral, New Mexico Landfill Permit Litigation, the Harper County, Kansas Permit Litigation and the Solano County, California Measure E/Landfill Expansion Litigation under the “Legal Proceedings” section of Note 11 of our consolidated financial statements included in Item 8 of this report.
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

Pending or future litigation or governmental proceedings could result in material adverse consequences, including judgments or settlements.
We are, and from time to time become, involved in lawsuits, regulatory inquiries, and governmental and other legal proceedings arising out of the ordinary course of our business. Many of these matters raise difficult and complicated factual and legal issues and are subject to uncertainties and complexities. The timing of the final resolutions to lawsuits, regulatory inquiries, and governmental and other legal proceedings is uncertain. Additionally, the possible outcomes or resolutions to these matters could include adverse judgments or settlements, either of which could require substantial payments, adversely affecting our consolidated financial condition, results of operations and cash flows. See discussion under the “Legal Proceedings” section of Note 11 of our consolidated financial statements included in Item 8 of this report.
If we are not able to develop and protect intellectual property, or if a competitor develops or obtains exclusive rights to a breakthrough technology, our financial results may suffer.
Our existing and proposed service offerings to customers may require that we develop or license, and protect, new technologies. We may experience difficulties or delays in the research, development, production and/or marketing of new products and services which may negatively impact our operating results and prevent us from recouping or realizing a return on the investments required to bring new products and services to market. Further, protecting our intellectual property rights and combating unlicensed copying and use of intellectual property is difficult, and any inability to obtain or protect new technologies could impact our services to customers and development of new revenue sources. Additionally, a competitor may develop or obtain exclusive rights to a “breakthrough technology” that provides a revolutionary change in traditional waste management. If we have inferior intellectual property to our competitors, our financial results may suffer.
Risks Related to Our Industry
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
We currently own and/or operate 46 landfills. Our ability to meet our financial and operating objectives may depend in part on our ability to acquire, lease, or renew landfill operating permits, expand existing landfills and develop new landfill sites. It has become increasingly difficult and expensive to obtain required permits and approvals to build, operate and expand solid waste management facilities, including landfills and transfer stations. Operating permits for landfills in states where we operate must generally be renewed every five to ten years, although some permits are required to be renewed more frequently. These operating permits often must be renewed several times during the permitted life of a landfill. The permit and approval process is often time consuming, requires numerous hearings and compliance with zoning, environmental and other requirements, is frequently challenged by special interest and other groups, and may result in the denial of a permit or renewal, the award of a permit or renewal for a shorter duration than we believed was otherwise required by law, or burdensome terms and conditions being imposed on our operations. We may not be able to obtain new landfill sites or expand the permitted capacity of our landfills when necessary. Obtaining new landfill sites is important to our expansion into new, non-exclusive markets. If we do not believe that we can obtain a landfill site in a non-exclusive market, we may choose not to enter that market. Expanding existing landfill sites is important in those markets where the remaining lives of our landfills are relatively short. We may choose to forego acquisitions and internal growth in these markets because increased volumes would further shorten the lives of these landfills. Any of these circumstances could adversely affect our operating results.
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

Additionally, public interest and pressure from competing industry segments has caused some trade associations and environmental activists to seek enforcement of laws regulating the flow of solid waste that have not been recently enforced and which, in at least one case, we believe are unconstitutional and otherwise unlawful. See discussion regarding the Solano County, California Measure E/Landfill Expansion Litigation under the “Legal Proceedings” section of Note 11 of our consolidated financial statements included in Item 8 of this report. If successful, these groups may advocate for the enactment of similar laws in neighboring jurisdictions through local ballot initiatives or otherwise. All such waste disposal laws and regulations are subject to judicial interpretation and review. Court decisions, congressional legislation, and state and local regulation in the waste disposal area could adversely affect our operations.
Extensive and evolving environmental, health, safety and employment laws and regulations may restrict our operations and growth and increase our costs.
Existing environmental and employment laws and regulations have become more stringently enforced in recent years. Competing industry segments and other interested parties have sought enforcement of laws that local jurisdictions have not recently enforced and which, in at least one case, we believe are unconstitutional and otherwise unlawful. See discussion regarding the Solano County, California Measure E/Landfill Expansion Litigation under the “Legal Proceedings” section of Note 11 of our consolidated financial statements included in Item 8 of this report. If successful, such groups may advocate for the enactment of similar laws in neighboring jurisdictions through local ballot initiatives or otherwise. In addition, our industry is subject to regular enactment of new or amended federal, state and local environmental and health and safety statutes, regulations and ballot initiatives, as well as judicial decisions interpreting these requirements. These requirements impose substantial capital and operating costs and operational limitations on us and may adversely affect our business. In addition, federal, state and local governments may change the rights they grant to, the restrictions they impose on, or the laws and regulations they enforce against, solid waste services companies, and those changes could restrict our operations and growth.
Climate change regulations may adversely affect operating results.
Governmental authorities and various interest groups have promoted laws and regulations that could limit greenhouse gas, or GHG, emissions due to concerns that GHGs are contributing to climate change. The State of California has already adopted a climate change law, and other states in which we operate are considering similar actions. For example, California enacted AB 32, the Global Warming Solutions Act of 2006, which established the first statewide program in the United States to limit GHG emissions and impose penalties for non-compliance. The California Air Resources Board has taken and plans to take various actions to implement the program, including the approval in December 2008 of an AB 32 Scoping Plan summarizing the main GHG-reduction strategies for California; a landfill methane control measure, which became effective in June 2010; and, in December 2010, a GHG cap-and-trade program which is scheduled to begin imposing compliance obligations in 2013. Because landfill and collection operations emit GHGs, our operations in California are subject to regulations issued under AB 32. These regulations increase our costs for those operations and adversely affect our operating results. The Western Climate Initiative, which once included seven states, all of which we operate in, and four Canadian provinces, has also developed GHG reduction strategies, among them a GHG cap-and-trade program. In addition, the EPA made an endangerment finding in 2009 allowing certain GHGs to be regulated under the Clean Air Act. This finding allows the EPA to create regulations that will impact our operations — including imposing emission reporting, permitting, control technology installation, and monitoring requirements, although the materiality of the impacts will not be known until all regulations are finalized. The EPA has already finalized its GHG “reporting rule,” which requires that municipal solid waste landfills monitor and report GHG emissions. The EPA has also finalized its “tailoring rule,” which imposes certain permitting and control technology requirements upon newly-constructed or modified facilities which emit GHGs over a certain threshold under the Clean Air Act New Source Review Prevention of Significant Deterioration, or NSR PSD, and Title V permitting programs. As a result, NSR PSD or Title V permits issued after January 2, 2011, for new or modified landfills may need to address GHG emissions, including by requiring the installation of Best Available Control Technology. Notably, landfills may become subject to such permitting requirements under the “tailoring rule” based on their GHG emissions even if their emission of other regulated pollutants would not otherwise trigger permitting requirements. In addition, NEPA and the National Highway Transportation Safety Administration promulgated in August 2011 standards to reduce GHG emissions from, and increase the fuel efficiency of, medium- and heavy-duty vehicles.

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
As of December 31, 2011, we owned 140 collection operations, 45 transfer stations, 32 municipal solid waste landfills, three construction and demolition landfills, 39 recycling operations, five intermodal operations and one exploration and production waste treatment and disposal facility, and operated, but did not own, an additional 13 transfer stations, 11 municipal solid waste landfills and two intermodal operations in 29 states. We lease certain of the sites on which these facilities are located. We lease various office facilities, including our corporate offices in The Woodlands, Texas, where we occupy approximately 19,000 square feet of space. We also lease approximately 64,000 square feet of space in our former corporate offices in Folsom, California. We may incur a loss on lease in 2012 on the cessation of use of our former corporate offices, which we estimate could range between $4 million and $6 million. We also maintain regional administrative offices in each of our regions. We own various equipment, including waste collection and transportation vehicles, related support vehicles, double-stack rail cars, carts, containers, chassis and heavy equipment used in landfill, collection, transfer station and intermodal operations. We believe that our existing facilities and equipment are adequate for our current operations. However, we expect to make additional investments in property and equipment for expansion and replacement of assets in connection with future acquisitions.

ITEM 3.	LEGAL PROCEEDINGS
Information regarding our legal proceedings can be found under the “Legal Proceedings” section of Note 11 of our consolidated financial statements included in Item 8 of this report and is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURE
None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange under the symbol “WCN”. The following table sets forth, for the periods indicated, the high and low prices per share of our common stock, as reported on the New York Stock Exchange. Prices have been retroactively adjusted to reflect our three-for-two stock split, in the form of a 50% stock dividend, effective as of November 12, 2010.

			DIVIDENDS
	HIGH	LOW	DECLARED

2012
First Quarter (through January 20, 2012)	$33.94	$31.81	$0.090	(1)

2011
Fourth Quarter	$35.95	$31.26	$0.090
Third Quarter	35.35	29.06	0.075
Second Quarter	32.69	28.77	0.075
First Quarter	29.86	26.99	0.075

2010
Fourth Quarter	$27.79	$25.60	$0.075
Third Quarter	26.96	22.97	—
Second Quarter	24.71	22.01	—
First Quarter	23.58	20.46	—

(1)
On February 7, 2012, we announced that our Board of Directors approved a regular quarterly cash dividend of $0.09 per share on our common stock. The dividend will be paid on March 6, 2012, to stockholders of record on the close of business on February 21, 2012. The Board will review the cash dividend periodically, with a long-term objective of increasing the amount of the dividend. We cannot assure you as to the amounts or timing of future dividends. We have the ability under our senior revolving credit facility to repurchase our common stock and pay dividends provided we maintain specified financial ratios.

As of January 20, 2012, there were 80 record holders of our common stock.
On December 5, 2011, we announced that our Board of Directors authorized a $400 million increase to, and extended the term of, our previously announced common stock repurchase program. As amended, our common stock repurchase program authorizes the repurchase of up to $1.2 billion of our common stock through December 31, 2014. Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of our common stock and overall market conditions. As of December 31, 2011, we have repurchased approximately 39.2 million shares of our common stock at a cost of $765.4 million. The table below reflects repurchases we made during the three months ended December 31, 2011 (in thousands, except share and per share amounts):

				Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased Under
Period	Purchased	Per Share(1)	Program	the Program
10/1/11 — 10/31/11	—	$—	—	$466,306
11/1/11 — 11/30/11	633,862	32.31	633,862	445,828
12/1/11 — 12/31/11	350,626	32.15	350,626	434,557

	984,488	32.25	984,488

(1)	This amount represents the weighted average price paid per common share. This price includes a per share commission paid for all repurchases.

Performance Graph
The following performance graph compares the total cumulative stockholder returns on our common stock over the past five fiscal years with the total cumulative returns for the S&P 500 Index and a peer group index we selected. The graph assumes an investment of $100 in our common stock on December 31, 2006, and the reinvestment of all dividends. This chart has been calculated in compliance with SEC requirements and prepared by Capital IQ®.
This graph and the accompanying text is not “soliciting material,” is not deemed filed with the SEC, and is not to be incorporated by reference in any filing by us under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

	Base	Indexed Returns
	Period	Years Ending
Company Name / Index	Dec 06	Dec 07	Dec 08	Dec 09	Dec 10	Dec 11
Waste Connections, Inc.	$100	$111.55	$113.97	$120.36	$149.35	$181.55
S&P 500 Index	$100	$105.49	$66.46	$84.05	$96.71	$98.76
Peer Group (a)	$100	$96.97	$94.68	$106.51	$120.84	$111.64

(a)	Peer Group Companies: Casella Waste Systems, Inc.; Republic Services, Inc.; Waste Management, Inc.; IESI-BFC Ltd. (included from June 5, 2009, when it began trading on a U.S. stock exchange)
THE STOCK PRICE PERFORMANCE INCLUDED IN THIS GRAPH IS NOT NECESSARILY INDICATIVE OF FUTURE STOCK PRICE PERFORMANCE.

ITEM 6.	SELECTED FINANCIAL DATA
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

	YEARS ENDED DECEMBER 31,
	2011 (a)	2010 (a)	2009 (a)	2008	2007
	(in thousands, except share and per share data)
STATEMENT OF OPERATIONS DATA:
Revenues	$1,505,366	$1,319,757	$1,191,393	$1,049,603	$958,541
Operating expenses:
Cost of operations	857,580	749,487	692,415	628,075	566,089
Selling, general and administrative	161,967	149,860	138,026	111,114	99,565
Depreciation	147,036	132,874	117,796	91,095	81,287
Amortization of intangibles	20,064	14,582	12,962	6,334	4,341
Loss (gain) on disposal of assets	1,657	571	(481)	629	250

Operating income	317,062	272,383	230,675	212,356	207,009

Interest expense	(44,520)	(40,134)	(49,161)	(43,102)	(39,206)
Interest income	530	590	1,413	3,297	1,593
Loss on extinguishment of debt	—	(10,193)	—	—	—
Other income (expense), net	57	2,830	(7,551)	(633)	289

Income before income tax provision	273,129	225,476	175,376	171,918	169,685

Income tax provision	(106,958)	(89,334)	(64,565)	(56,775)	(58,328)

Net income	166,171	136,142	110,811	115,143	111,357

Less: Net income attributable to noncontrolling interests	(932)	(1,038)	(986)	(12,240)	(14,870)

Net income attributable to Waste Connections	$165,239	$135,104	$109,825	$102,903	$96,487

Earnings per common share attributable to Waste Connections’ common stockholders:
Basic	$1.47	$1.17	$0.92	$0.98	$0.94

Diluted	$1.45	$1.16	$0.91	$0.96	$0.92

Shares used in the per share calculations:
Basic (b)	112,720,444	115,646,173	119,119,601	105,037,311	102,357,785

Diluted (b)	113,583,486	116,894,204	120,506,162	107,129,568	104,992,070

Cash dividends per common share	$0.315	$0.075	$—	$—	$—

Cash dividends paid	$35,566	$8,561	$—	$—	$—

	YEARS ENDED DECEMBER 31,
	2011 (a)	2010 (a)	2009 (a)	2008	2007
	(in thousands, except share and per share data)
BALANCE SHEET DATA:
Cash and equivalents	$12,643	$9,873	$9,639	$265,264	$10,298
Working capital (deficit)	(34,844)	(37,976)	(45,059)	213,747	(24,849)
Property and equipment, net	1,450,469	1,337,476	1,308,392	984,124	865,330
Total assets	3,328,005	2,915,984	2,820,448	2,600,357	1,981,548
Long-term debt and notes payable	1,172,758	909,978	867,554	819,828	704,184
Total equity	1,399,687	1,370,418	1,357,036	1,261,997	814,618

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
Executive Overview
We are an integrated solid waste services company that provides solid waste collection, transfer, disposal and recycling services in mostly exclusive and secondary markets in the U.S. We provide intermodal services for the rail haul movement of cargo and solid waste containers in the Pacific Northwest through a network of intermodal facilities. We also treat and dispose of non-hazardous waste that is generated in the exploration and production of oil and natural gas primarily at a facility in Southwest Louisiana. We seek to avoid highly competitive, large urban markets and instead target markets where we can provide either solid waste services under exclusive arrangements, or markets where we can be integrated and attain high market share. In markets where waste collection services are provided under exclusive arrangements, or where waste disposal is municipally funded or available at multiple municipal sources, we believe that controlling the waste stream by providing collection services under exclusive arrangements is often more important to our growth and profitability than owning or operating landfills.
Operating Results
Revenues in 2011 increased 14.1% to $1.51 billion from $1.32 billion in 2010, with approximately two-thirds of this growth attributable to acquisitions. Operating margins, net income, capital expenditures, and free cash flow also increased, further strengthening our business and financial profile.
As shown in the table below, internal growth decreased to 4.7% in 2011, from 5.5% in 2010. Pricing increased 0.7%, due to higher surcharges primarily related to increased fuel prices. Increased landfill revenue primarily associated with higher special waste, or one-time projects, offset most of the continuing weakness in collection revenue, which resulted in total volume growth decreasing from flat in 2010 to negative 0.3% in 2011. Intermodal, recycling and other contributed 1.4% to internal growth in 2011, a slower rate of growth than the 2.6% realized in 2010, due primarily to a more moderate rate of increase in recycled commodity prices compared to the unprecedented rate of increases in such commodity prices throughout 2010. Decreases in recycled commodity values experienced during the fourth quarter of 2011 are expected to result in negative internal growth from such revenue in 2012.

	2011	2010
Price	3.6%	2.9%
Volume	(0.3%)	0.0%
Intermodal, Recycling and Other	1.4%	2.6%

Internal Growth	4.7%	5.5%

In 2011, adjusted operating income before depreciation and amortization, a non-GAAP financial measure (refer to page 49 of this report for a definition and reconciliation to Operating income), increased 15.4% to $489.5 million, from $424.3 million in 2010. As a percentage of revenue, adjusted operating income before depreciation and amortization increased from 32.1% in 2010, to 32.5% in 2011. This 0.4 percentage point increase was primarily attributable to growth in higher margin revenue components: price increases to our customers, higher recycling commodity values and increased disposal volumes, offset by a 0.8% increase in fuel expense as a percent of revenue due to increased market prices for diesel. Net income attributable to Waste Connections in 2011 increased 22.3% to $165.2 million from $135.1 million in 2010.
Free Cash Flow
Net cash provided by operating activities increased 16.9% to $388.2 million in 2011, from $332.2 million in 2010, and capital expenditures increased 5.3% to $141.9 million over that period. Free cash flow, a non-GAAP financial measure (refer to page 49 of this report for a definition and reconciliation to Net cash provided by operating activities), increased 17.7% to $254.5 million in 2011, from $216.3 million in 2010. Free cash flow as a percentage of revenues was 16.9% in 2011, compared to 16.4% in 2010. This increase as a percentage of revenues was primarily due to increased deferred taxes associated with an Internal Revenue Service approved change in our tax method for deducting depreciation expense for certain landfills as well as other tax deductible timing differences associated with depreciation.
Return of Capital to Stockholders
In 2011, we returned $152.4 million to stockholders through a combination of stock repurchases and cash dividends. We repurchased approximately 3.8 million shares of common stock at a cost of $116.8 million during 2011. Our Board of Directors also declared dividends totaling $35.6 million throughout 2011, and increased the quarterly cash dividend by 20% from $0.075 to $0.09 per share of common stock in October 2011. Our Board of Directors intends to review the quarterly dividend during the fourth quarter of each year, with a long-term objective of increasing the amount of the dividend. We expect the amount of capital we return to stockholders through stock repurchases to vary depending on our financial condition and results of operations, capital structure, the amount of cash we deploy on acquisitions, the market price of our common stock, and overall market conditions. We cannot assure you as to the amounts or timing of future stock repurchases or dividends. We have the ability under our senior revolving credit facility to repurchase our common stock and pay dividends provided we maintain specified financial ratios.
Capital Position
We target a leverage ratio, as defined in our credit facility, between 2.5x and 2.75x of total debt to earnings before interest, taxes, depreciation and amortization, or EBITDA. We deployed $495.4 million during 2011 for acquisitions, repurchases of common stock, and dividends. These cash outlays were primarily funded by borrowings during the year and operating cash flow. As a result of our strong free cash flow and improved financial performance, our leverage ratio remained below our targeted range at year-end 2011 despite the large outlay of capital.
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

Income taxes. We use the liability method to account for income taxes. Accordingly, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. If our judgment and estimates concerning assumptions made in calculating our expected future income tax rates are incorrect, our deferred tax assets and liabilities would change. Based on our net deferred tax liability balance at December 31, 2011, each 0.1 percentage point change to our expected future income tax rate would change our net deferred tax liability balance and income tax expense by approximately $1.0 million.
Accounting for landfills. We recognize landfill depletion expense as airspace of a landfill is consumed. Our landfill depletion rates are based on the remaining disposal capacity at our landfills, considering both permitted and probable expansion airspace. We calculate the net present value of our final capping, closure and post-closure commitments by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure and discounting the inflated total to its present value using a credit-adjusted risk-free rate. Any changes in expectations that result in an upward revision to the estimated undiscounted cash flows are treated as a new liability and are inflated and discounted at rates reflecting current market conditions. Any changes in expectations that result in a downward revision (or no revision) to the estimated undiscounted cash flows result in a liability that is inflated and discounted at rates reflecting the market conditions at the time the cash flows were originally estimated. This policy results in our final capping, closure and post-closure liabilities being recorded in “layers.” The resulting final capping, closure and post-closure obligation is recorded on the balance sheet along with an offsetting addition to site costs, which is amortized to depletion expense as the remaining landfill airspace is consumed. Interest is accreted on the recorded liability using the corresponding discount rate. The accounting methods discussed below require us to make certain estimates and assumptions. Changes to these estimates and assumptions could have a material effect on our financial condition and results of operations. Any changes to our estimates are applied prospectively.
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
Final capping, closure and post-closure obligations. We accrue for estimated final capping, closure and post-closure maintenance obligations at the landfills we own, and four of the five landfills that we operate, but do not own, under life-of-site agreements. We could have additional material financial obligations relating to final capping, closure and post-closure costs at other disposal facilities that we currently own or operate or that we may own or operate in the future. At January 1, 2011, we decreased our discount rate assumption for purposes of computing 2011 “layers” for final capping, closure and post-closure obligations from 6.5% to 5.75%, in order to more accurately reflect our long-term cost of borrowing as of the end of 2010. Our inflation rate assumption was 2.5% for the years ending December 31, 2011 and 2010. Significant reductions in our estimates of the remaining lives of our landfills or significant increases in our estimates of the landfill final capping, closure and post-closure maintenance costs could have a material adverse effect on our financial condition and results of operations. Additionally, changes in regulatory or legislative requirements could increase our costs related to our landfills, resulting in a material adverse effect on our financial condition and results of operations.
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
Disposal capacity. Our internal and third-party engineers perform surveys at least annually to estimate the remaining disposal capacity at our landfills. Our landfill depletion rates are based on the remaining disposal capacity, considering both permitted and probable expansion airspace, at the landfills that we own and at the landfills that we operate, but do not own, under life-of-site agreements. Our landfill depletion rate is based on the term of the operating agreement at our operated landfill that has capitalized expenditures. Expansion airspace consists of additional disposal capacity being pursued through means of expansion that is not actually permitted. Expansion airspace that meets the following criteria is included in our estimate of total landfill airspace.
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
In the fourth quarter of 2011, we elected to early adopt the new guidance issued by the Financial Accounting Standards Board related to testing goodwill for impairment. This new guidance provides us the option to perform a “qualitative” assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. In performing the qualitative assessment, we assess relevant events and circumstances that may impact the fair value of our reporting units, including the following:
•	macroeconomic conditions;

•	industry and market considerations;

•	cost factors;

•	overall financial performance;

•	Company-specific events;

•	events affecting a reporting unit;

•	sustained decreases in share price; and

•	recent fair value calculation for our reporting units, if available.
If, after assessing the above described events and circumstances, we determine that it is more likely than not that the fair value of a reporting unit, which we have determined to be our geographic operating segments, is greater than its carrying value, then no further testing is required. If we determine that it is more likely than not that the fair value is less than the carrying value, then we would perform the first step of quantitative testing for goodwill impairment, as described below.
In the first step of quantitative testing for goodwill impairment, we estimate the fair value of each reporting unit and compare the fair value with the carrying value of the net assets assigned to each reporting unit. If the fair value of a reporting unit is greater than the carrying value of the net assets assigned to the reporting unit, then no impairment results. If the fair value is less than its carrying value, then we would perform a second step and determine the fair value of the goodwill. In this second step, the fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the purchase price were being initially allocated. If the fair value of the goodwill is less than its carrying value for a reporting unit, an impairment charge would be recorded to earnings in our Consolidated Statements of Income. In testing indefinite-lived intangibles for impairment, we compare the estimated fair value of each indefinite-lived intangible to its carrying value. If the fair value of the indefinite-lived intangible is less than its carrying value, an impairment charge would be recorded to earnings in our Consolidated Statements of Income.
To determine the fair value of each of our reporting units as a whole and each indefinite-lived intangible asset, we use discounted cash flow analyses, which require significant assumptions and estimates about the future operations of each reporting unit and the future discrete cash flows related to each indefinite-lived intangible asset. Significant judgments inherent in these analyses include the determination of appropriate discount rates, the amount and timing of expected future cash flows and growth rates. The cash flows employed in our 2011 discounted cash flow analyses were based on ten-year financial forecasts, which in turn were based on the 2012 annual budget developed internally by management. These forecasts reflect operating profit margins that were consistent with 2011 results and perpetual revenue growth rates of 3.5%. Our discount rate assumptions are based on an assessment of our weighted average cost of capital. In assessing the reasonableness of our determined fair values of our reporting units, we evaluate our results against our current market capitalization.

In addition, we would evaluate a reporting unit for impairment if events or circumstances change between annual tests indicating a possible impairment. Examples of such events or circumstances are the same as those described above for the qualitative assessment of goodwill impairment.
We did not record an impairment charge as a result of our qualitative impairment test of goodwill or quantitative impairment test of indefinite-lived intangibles in 2011. Additionally, we do not expect any impairment on our goodwill or indefinite-lived intangibles in the foreseeable future. However, we cannot assure you that goodwill and indefinite-lived intangibles will not be impaired at any time in the future.
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

	Years Ended December 31,
	2011		2010		2009
Collection	$1,069,065	62.0%	$951,327	62.8%	$901,768	66.1%
Disposal and transfer	510,330	29.6	458,241	30.3	392,497	28.8
Intermodal, recycling and other	144,583	8.4	103,974	6.9	68,845	5.1

	1,723,978	100.0%	1,513,542	100.0%	1,363,110	100.0%

Less: intercompany elimination	(218,612)		(193,785)		(171,717)

Total revenue	$1,505,366		$1,319,757		$1,191,393

Cost of operations includes labor and benefits, tipping fees paid to third-party disposal facilities, vehicle and equipment maintenance, workers’ compensation, vehicle and equipment insurance, insurance and employee group health claims expense, third-party transportation expense, fuel, the cost of materials we purchase for recycling, district and state taxes and host community fees and royalties. Our significant costs of operations in 2011 were labor, third-party disposal and transportation, vehicle and equipment maintenance, taxes and fees, insurance and fuel. We use a number of programs to reduce overall cost of operations, including increasing the use of automated routes to reduce labor and workers’ compensation exposure, utilizing comprehensive maintenance and health and safety programs, and increasing the use of transfer stations to further enhance internalization rates. We carry high-deductible insurance for automobile liability, property, general liability, workers’ compensation, employer’s liability and employer group health claims. If we experience insurance claims or costs above or below our historically evaluated levels, our estimates could be materially affected.
Selling, general and administrative, or SG&A, expense includes management, sales force, clerical and administrative employee compensation and benefits, legal, accounting and other professional services, acquisition, bad debt expense and rent expense for our corporate headquarters.
Depreciation expense includes depreciation of equipment and fixed assets over their estimated useful lives using the straight-line method. Depletion expense includes depletion of landfill site costs and total future development costs as remaining airspace of the landfill is consumed. Remaining airspace at our landfills includes both permitted and probable expansion airspace. Amortization expense includes the amortization of finite-lived intangible assets, consisting primarily of long-term franchise agreements and contracts, customer lists and non-competition agreements, over their estimated useful lives using the straight-line method. Goodwill and indefinite-lived intangible assets, consisting primarily of certain perpetual rights to provide solid waste collection and transportation services in specified territories, are not amortized.
We capitalize some third-party expenditures related to development projects, such as legal, engineering and interest expenses. We expense all third-party and indirect acquisition costs, including third-party legal and engineering expenses, executive and corporate overhead, public relations and other corporate services, as we incur them. We charge against net income any unamortized capitalized expenditures and advances (net of any portion that we believe we may recover, through sale or otherwise) that may become impaired, such as those that relate to any operation that is permanently shut down and any landfill development project that we believe will not be completed. We routinely evaluate all capitalized costs, and expense those related to projects that we believe are not likely to succeed. For example, if we are unsuccessful in our attempts to obtain or defend permits that we are seeking or have been awarded to operate or expand a landfill, we will no longer generate anticipated income from the landfill and we will be required to expense in a future period the amount of capitalized expenditures related to the landfill or expansion project, less the recoverable value of the property and other amounts recovered. See discussions regarding the Chaparral, New Mexico Landfill Permit Litigation, the Harper County, Kansas Landfill Permit Litigation and the Solano County, California Measure E/Landfill Expansion Litigation under the “Legal Proceedings” section of Note 11 of our consolidated financial statements included in Item 8 of this report.
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

We manage our operations through three geographic operating segments, which are also our reportable segments. Each operating segment is responsible for managing several vertically integrated operations, which are comprised of districts. In April 2011, as a result of the County Waste acquisition described in Note 3 to the consolidated financial statements, we realigned our reporting structure and changed our three geographic operating segments from Western, Central and Southern to Western, Central and Eastern. As part of this realignment, the states of Arizona, Louisiana, New Mexico and Texas, which were previously part of the Southern region, are now included in the Central region. Also as part of this realignment, the state of Michigan, which was previously part of the Central region, is now included in the Eastern region (previously referred to as the Southern region). Additionally, the states of New York and Massachusetts, which we now operate in as a result of the County Waste acquisition, are included in the Eastern region. The segment information presented herein reflects the realignment of these districts. Under the current orientation, our Western Region is comprised of operating locations in California, Idaho, Montana, Nevada, Oregon, Washington and western Wyoming; our Central Region is comprised of operating locations in Arizona, Colorado, Kansas, Louisiana, Minnesota, Nebraska, New Mexico, Oklahoma, South Dakota, Texas, Utah and eastern Wyoming; and our Eastern Region is comprised of operating locations in Alabama, Illinois, Iowa, Kentucky, Massachusetts, Michigan, Mississippi, New York, North Carolina, South Carolina and Tennessee.
Revenues, net of intercompany eliminations, for our reportable segments are shown in the following table for the periods indicated (in thousands):

	Years Ended December 31,
	2011	2010	2009
Western	$742,588	$709,821	$634,368
Central	430,177	386,697	356,964
Eastern	332,601	223,239	200,061

	$1,505,366	$1,319,757	$1,191,393

Operating income before depreciation, amortization and gain (loss) on disposal of assets for our reportable segments is shown in the following table for the periods indicated (in thousands):

	Years Ended December 31,
	2011	2010	2009
Western	$232,940	$218,254	$184,421
Central	152,059	127,861	115,129
Eastern	95,301	69,013	57,701
Corporate(a)	5,519	5,282	3,701

	$485,819	$420,410	$360,952

(a)	Corporate functions include accounting, legal, tax, treasury, information technology, risk management, human resources, training and other administrative functions.
A reconciliation of Operating income before depreciation, amortization and gain (loss) on disposal of assets to Income before income tax provision is included in Note 15 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.
Significant changes in revenue and operating income before depreciation, amortization and gain (loss) on disposal of assets for our reportable segments for the year ended December 31, 2011, compared to the year ended December 31, 2010 and for the year ended December 31, 2010, compared to the year ended December 31, 2009, are discussed below:
Segment Revenue
Revenue in our Western segment increased $32.8 million, or 4.6%, to $742.6 million for the year ended December 31, 2011, from $709.8 million for the year ended December 31, 2010. For the year ended December 31, 2011, the components of the increase consisted of revenue acquired from acquisitions closed during, or subsequent to, the year ended December 31, 2010, of $0.7 million, net price increases of $17.4 million, recyclable commodity sales increases of $11.9 million, intermodal revenue increases of $3.8 million and other revenue increases of $0.4 million, partially offset by decreases of $1.3 million from divested operations and volume decreases of $0.1 million.
Revenue in our Western segment increased $75.4 million, or 11.9%, to $709.8 million for the year ended December 31, 2010, from $634.4 million for the year ended December 31, 2009. For the year ended December 31, 2010, the components of the increase consisted of revenue acquired from acquisitions closed during, or subsequent to, the year ended December 31, 2009 of $31.1 million, net price increases of $13.1 million, volume increases of $5.6 million, recyclable commodity sales increases of $20.4 million, intermodal increases of $9.1 million, partially offset by decreases of $1.1 million from divested operations and other revenue decreases of $2.8 million.

Revenue in our Central segment increased $43.5 million, or 11.2%, to $430.2 million for the year ended December 31, 2011, from $386.7 million for the year ended December 31, 2010. For the year ended December 31, 2011, the components of the increase consisted of revenue acquired from acquisitions closed during, or subsequent to, the year ended December 31, 2010, of $29.4 million, net price increases of $20.0 million and recyclable commodity sales increases of $1.4 million, partially offset by decreases of $1.5 million from divested operations and volume decreases of $5.8 million.
Revenue in our Central segment increased $29.7 million, or 8.3%, to $386.7 million for the year ended December 31, 2010, from $357.0 million for the year ended December 31, 2009. For the year ended December 31, 2010, the components of the increase consisted of revenue acquired from acquisitions closed during, or subsequent to, the year ended December 31, 2009 of $17.4 million, net price increases of $14.6 million, recyclable commodity sales increases of $3.0 million and other revenue increases of $0.2 million, partially offset by decreases of $4.7 million from divested operations and volume decreases of $0.8 million.
Revenue in our Eastern segment increased $109.4 million, or 49.0%, to $332.6 million for the year ended December 31, 2011, from $223.2 million for the year ended December 31, 2010. For the year ended December 31, 2011, the components of the increase consisted of revenue acquired from acquisitions closed during, or subsequent to, the year ended December 31, 2010, of $98.0 million, net price increases of $9.6 million, volume increases of $2.0 million and recyclable commodity sales increases of $0.7 million, partially offset by decreases of $0.6 million from divested operations and other revenue decreases of $0.3 million.
Revenue in our Eastern segment increased $23.1 million, or 11.6%, to $223.2 million for the year ended December 31, 2010, from $200.1 million for the year ended December 31, 2009. For the year ended December 31, 2010, the components of the increase consisted of revenue acquired from acquisitions closed during, or subsequent to, the year ended December 31, 2009 of $20.2 million, net price increases of $6.6 million and recyclable commodity sales increases of $1.1 million, partially offset by volume decreases of $4.3 million and other revenue decreases of $0.5 million.
Segment Operating Income before Depreciation, Amortization and Gain (Loss) on Disposal of Assets
Operating income before depreciation, amortization and gain (loss) on disposal of assets in our Western segment increased $14.6 million, or 6.7%, to $232.9 million for the year ended December 31, 2011, from $218.3 million for the year ended December 31, 2010. The increase was primarily due to increased revenues, decreased disposal expenses and decreased third party trucking and transportation expenses at our collection and disposal operations, partially offset by increased rail transportation expenses at our intermodal operations, increased franchise fees and taxes on revenues, increased expenses associated with the cost of purchasing recyclable commodities, increased direct and administrative labor expenses, increased diesel fuel expense and increased truck, equipment and container repair expenses.
Operating income before depreciation, amortization and gain (loss) on disposal of assets in our Western segment increased $33.9 million, or 18.3%, to $218.3 million for the year ended December 31, 2010, from $184.4 million for the year ended December 31, 2009. The increase was primarily due to income generated from acquisitions closed during, or subsequent to, the year ended December 31, 2009, and the following changes at operations owned in the comparable periods in 2009 and 2010: increased revenues, decreased legal expenses and decreased fuel expenses due to lower realized losses on diesel fuel hedges allocated to the Western segment, partially offset by increased disposal expenses, increased third party trucking and transportation expenses, increased expenses associated with the cost of purchasing recyclable commodities, increased taxes on revenues, increased direct and administrative labor expenses, and increased truck, equipment and container repair expenses.
Operating income before depreciation, amortization and gain (loss) on disposal of assets in our Central segment increased $24.2 million, or 18.9%, to $152.1 million for the year ended December 31, 2011, from $127.9 million for the year ended December 31, 2010. The increase was primarily due to income generated from acquisitions closed during, or subsequent to, the year ended December 31, 2011 and the following changes at operations owned in comparable periods in 2010 and 2011: increased revenues, decreased auto and workers’ compensation insurance expenses and decreased advertising expenses, partially offset by increased disposal expenses, increased third party trucking and transportation expenses, increased taxes on revenues, increased diesel fuel expense and increased truck, equipment and container repair expenses.

Operating income before depreciation, amortization and gain (loss) on disposal of assets in our Central segment increased $12.8 million, or 11.1%, to $127.9 million for the year ended December 31, 2010, from $115.1 million for the year ended December 31, 2009. The increase was primarily due to income generated from acquisitions closed during, or subsequent to, the year ended December 31, 2009, and the following changes at operations owned in the comparable periods in 2009 and 2010: increased revenues, partially offset by increased disposal expenses, increased third party trucking and transportation expenses, increased taxes on revenues, increased direct and administrative labor expenses, increased container repair expenses and increased advertising expenses.
Operating income before depreciation, amortization and gain (loss) on disposal of assets in our Eastern segment increased $26.3 million, or 38.1%, to $95.3 million for the year ended December 31, 2011, from $69.0 million for the year ended December 31, 2010. The increase was primarily due to income generated from acquisitions closed during, or subsequent to, the year ended December 31, 2010 and the following changes at operations owned in comparable periods in 2010 and 2011: increased revenues, partially offset by increased third party trucking and transportation expenses, increased taxes on revenues, increased direct labor expenses, increased diesel fuel expense, increased truck, equipment and container repair expenses and increased expenses for uncollectible accounts receivable.
Operating income before depreciation, amortization and gain (loss) on disposal of assets in our Eastern segment increased $11.3 million, or 19.6%, to $69.0 million for the year ended December 31, 2010, from $57.7 million for the year ended December 31, 2009. The increase was primarily due to income generated from acquisitions closed during, or subsequent to, the year ended December 31, 2009, and the following changes at operations owned in the comparable periods in 2009 and 2010: increased revenues and decreased auto and workers’ compensation insurance expenses, partially offset by increased disposal expenses, increased third party trucking and transportation expenses, increased taxes on revenues, and increased container repair expenses.
Operating income before depreciation, amortization and gain (loss) on disposal of assets at Corporate increased $0.2 million, or 4.5%, to $5.5 million for the year ended December 31, 2011, from $5.3 million for the year ended December 31, 2010. Our estimated recurring corporate expenses, which can vary from the actual amount of incurred corporate expenses, are allocated to our three geographic operating segments.
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

Results of Operations
The following table sets forth items in our consolidated statements of income in thousands and as a percentage of revenues for the periods indicated:

	Years Ended December 31,
		As a % of 2011		As a % of 2010		As a % of 2009
	2011	Revenues	2010	Revenues	2009	Revenues
Revenues	$1,505,366	100.0%	$1,319,757	100.0%	$1,191,393	100.0%
Cost of operations	857,580	57.0	749,487	56.8	692,415	58.1
Selling, general and administrative	161,967	10.8	149,860	11.3	138,026	11.6
Depreciation	147,036	9.8	132,874	10.1	117,796	9.9
Amortization of intangibles	20,064	1.3	14,582	1.1	12,962	1.1
Loss (gain) on disposal of assets	1,657	0.0	571	0.1	(481)	(0.1)

Operating income	317,062	21.1	272,383	20.6	230,675	19.4

Interest expense	(44,520)	(3.0)	(40,134)	(3.0)	(49,161)	(4.1)
Interest income	530	0.0	590	0.1	1,413	0.1
Loss on extinguishment of debt	—	—	(10,193)	(0.8)	—	—
Other income (expense), net	57	0.0	2,830	0.2	(7,551)	(0.7)
Income tax provision	(106,958)	(7.1)	(89,334)	(6.8)	(64,565)	(5.4)
Net income attributable to noncontrolling interests	(932)	(0.0)	(1,038)	(0.1)	(986)	(0.1)

Net income attributable to Waste Connections	$165,239	11.0%	$135,104	10.2%	$109,825	9.2%

Years Ended December 31, 2011 and 2010
Revenues. Total revenues increased $185.6 million, or 14.1%, to $1.51 billion for the year ended December 31, 2011, from $1.32 billion for the year ended December 31, 2010.
Acquisitions closed during, or subsequent to, the year ended December 31, 2010, increased revenues by approximately $128.1 million. Operations divested during, or subsequent to, the year ended December 31, 2010, decreased revenues by approximately $3.4 million.
During the year ended December 31, 2011, the net increase in prices charged to our customers was $47.0 million, consisting of $36.7 million of core price increases and $10.3 million of fuel, materials and environmental surcharges.
Volume decreases in our existing business during the year ended December 31, 2011, decreased revenues by approximately $3.9 million. The net decrease in volume was primarily attributable to decreases in commercial hauling activity, partially offset by increases in landfill special waste volumes and roll off hauling activity.
Recyclable commodity price increases, which occurred during the nine months ended September 30, 2011, and increased recyclable commodity volumes collected, increased revenues by $14.0 million. The increase in recyclable commodity prices during the nine months ended September 30, 2011 was primarily due to increased overseas demand for recyclable commodities. Recyclable commodity prices during the three months ended December 31, 2011 and 2010 were consistent as the increased demand occurring during the nine months ended September 30, 2011 did not continue during the final three months of 2011. If average recyclable commodity prices during the year ended December 31, 2012 are consistent with the average recyclable commodity prices realized during the three months ended December 31, 2011, we expect recyclable commodity revenue to decline by approximately $8 million to $10 million during the year ended December 31, 2012, compared to the year ended December 31, 2011.
Other revenues increased by $3.8 million during the year ended December 31, 2011, primarily due to an increase in cargo volume at our intermodal operations.
Cost of Operations. Total cost of operations increased $108.1 million, or 14.4%, to $857.6 million for the year ended December 31, 2011, from $749.5 million for the year ended December 31, 2010. The increase was primarily attributable to operating costs associated with acquisitions closed during, or subsequent to, the year ended December 31, 2010, increased rail transportation expenses at our intermodal operations, increased third party trucking and transportation expenses due to increased waste disposal internalization, increased franchise fees and taxes on revenues due to increased tax rates and increased landfill volumes, increased expenses associated with the cost of purchasing recyclable commodities due to recyclable commodity pricing increases, increased labor expenses, increased employee medical benefit expenses resulting from increased claims cost and severity, increased diesel fuel expense resulting from higher market prices for fuel and increased truck, equipment and container repair expenses.

Cost of operations as a percentage of revenues increased 0.2 percentage points to 57.0% for the year ended December 31, 2011, from 56.8% for the year ended December 31, 2010. The increase as a percentage of revenues was due primarily to increased diesel fuel expense and acquisitions closed during, or subsequent to, the year ended December 31, 2010 having higher disposal costs as a percentage of revenue relative to our company average, partially offset by higher gross margins on landfill special waste volumes and leveraging existing personnel to support increases in landfill volumes, recyclable commodity revenue and intermodal revenue.
SG&A. SG&A expenses increased $12.1 million, or 8.1%, to $162.0 million for the year ended December 31, 2011, from $149.9 million for the year ended December 31, 2010. The increase was primarily the result of additional personnel expenses from acquisitions closed during, or subsequent to, the year ended December 31, 2010, increased payroll and payroll-related expenses, increased equity compensation expense, increased cash incentive compensation expense, increased contributions to community organizations and public programs in our operating markets, increased expenses for uncollectible accounts receivable and increased employee travel expenses, partially offset by decreased employee deferred compensation expense resulting from deferred compensation liabilities to employees being reduced as a result of declines in the market value of investments to which employee deferred compensation balances are tracked, decreased advertising expenses and a decrease in direct acquisition expenses.
SG&A expenses as a percentage of revenues decreased 0.5 percentage points to 10.8% for the year ended December 31, 2011, from 11.3% for the year ended December 31, 2010. The decrease as a percentage of revenues was primarily attributable to leveraging our administrative activities to support increases in landfill volumes, recyclable commodity revenue and intermodal revenue, decreased employee deferred compensation expense, decreased advertising expenses and acquisitions closed during, or subsequent to, the year ended December 31, 2010 having lower SG&A expenses as a percentage of revenue than our company average.
In December 2011, we commenced a relocation of our corporate headquarters from Folsom, California to The Woodlands, Texas. The relocation is expected to be completed in 2012. In connection with the relocation, we expect to incur an estimated $15 million of increased SG&A costs during 2012 related to personnel and office relocation expenses. In addition, we may incur a loss on lease in 2012 on the cessation of use of our former corporate headquarters in Folsom, California, which we estimate could range between $4 million and $6 million.
Depreciation. Depreciation expense increased $14.1 million, or 10.7%, to $147.0 million for the year ended December 31, 2011, from $132.9 million for the year ended December 31, 2010. The increase was primarily attributable to depreciation and depletion associated with acquisitions closed during, or subsequent to, the year ended December 31, 2010, increased depreciation expense associated with additions to our fleet and equipment purchased to support our existing operations, and increased depletion expense associated with increases in landfill volumes.
Depreciation expense as a percentage of revenues decreased 0.3 percentage points to 9.8% for the year ended December 31, 2011, from 10.1% for the year ended December 31, 2010, due primarily to acquisitions closed during, or subsequent to, the year ended December 31, 2010 having depreciation expense as a percentage of revenues below our company average and leveraging existing equipment to service increases in landfill volumes, recyclable commodity revenue and intermodal revenue.
Amortization of Intangibles. Amortization of intangibles expense increased $5.5 million, or 37.6%, to $20.1 million for the year ended December 31, 2011, from $14.6 million for the year ended December 31, 2010, due primarily to the amortization of contracts and customer lists acquired during, or subsequent to, the year ended December 31, 2010.
Operating Income. Operating income increased $44.7 million, or 16.4%, to $317.1 million for the year ended December 31, 2011, from $272.4 million for the year ended December 31, 2010. The increase was primarily attributable to increased revenues, partially offset by increased operating costs, increased SG&A expense, and increased depreciation expense and amortization of intangibles expense.
Operating income as a percentage of revenues increased 0.5 percentage points to 21.1% for the year ended December 31, 2011, from 20.6% for the year ended December 31, 2010. The increase as a percentage of revenues was primarily due to the previously described 0.5 percentage point decrease in SG&A expense and 0.3 percentage point decrease in depreciation expense, partially offset by the 0.2 percentage point increase in cost of operations and 0.2 percentage point increase in amortization expense.

Interest Expense. Interest expense increased $4.4 million, or 10.9%, to $44.5 million for the year ended December 31, 2011, from $40.1 million for the year ended December 31, 2010. The increase was due to increased borrowings on our senior revolving credit facility, an increase in the applicable margin above the base rate or Eurodollar rate under our new senior revolving credit facility that we entered into in July 2011, interest expense associated with the April 2011 issuance of our 2016 Notes, 2018 Notes and 2021 Notes and interest accretion expense recorded on long-term liabilities recorded at fair value associated with acquisitions closed during the year ended December 31, 2011, partially offset by funding the redemption of our 2026 Notes with borrowings under our credit facility at lower interest rates, a reduction in the amortization of our debt discount and debt issuance costs on the redeemed 2026 Notes, the expiration of a $50 million interest rate swap in June 2011 with a fixed rate of 4.29% and a reduction in the fixed interest rate paid on $175 million of interest rate swaps. In February 2011, three interest rate swaps with a combined notional amount of $175 million and fixed interest rate of 4.37% expired and we commenced a new $175 million interest rate swap with a fixed interest rate of 2.85%.
Loss on Extinguishment of Debt. Loss on extinguishment of debt for the year ended December 31, 2010, consisted of an expense charge of $9.7 million associated with the redemption of our 2026 Notes and an expense charge of $0.5 million associated with the redemption of our Wasco Bonds.
Income Tax Provision. Income taxes increased $17.7 million, or 19.7%, to $107.0 million for the year ended December 31, 2011, from $89.3 million for the year ended December 31, 2010.
Our effective tax rates for the years ended December 31, 2011 and 2010, were 39.2% and 39.6%, respectively.
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
Acquisitions closed during, or subsequent to, the year ended December 31, 2009, increased revenues by approximately $68.8 million. Operations divested during, or subsequent to, the year ended December 31, 2009, decreased revenues by approximately $5.9 million.
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
Loss on Extinguishment of Debt. Loss on extinguishment of debt for the year ended December 31, 2010, consisted of an expense charge of $9.7 million associated with the redemption of our 2026 Notes and an expense charge of $0.5 million associated with the redemption of our Wasco Bonds.
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
Liquidity and Capital Resources
The following table sets forth certain cash flow information for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Net cash provided by operating activities	$388,170	$332,179	$306,194
Net cash used in investing activities	(400,505)	(214,224)	(548,227)
Net cash provided by (used in) financing activities	15,105	(117,721)	(13,592)

Net increase (decrease) in cash and equivalents	2,770	234	(255,625)
Cash and equivalents at beginning of year	9,873	9,639	265,264

Cash and equivalents at end of year	$12,643	$9,873	$9,639

Operating Activities Cash Flows
For the year ended December 31, 2011, net cash provided by operating activities was $388.2 million. For the year ended December 31, 2010, net cash provided by operating activities was $332.2 million. The $56.0 million net increase in cash provided by operating activities was due primarily to the following:
1)	An increase in net income of $30.0 million;

2)
An increase in deferred taxes of $24.6 million due primarily to the recognition during the year ended December 31, 2011, of tax benefits totaling $16.4 million associated with an Internal Revenue Service approved change in our tax method for deducting depreciation expense for certain landfills as well as other tax deductible timing differences associated with depreciation;

3)	An increase in depreciation and amortization expense of $19.6 million;

4)
An increase of $7.2 million attributable to a decrease in the excess tax benefit associated with equity-based compensation, due to a decrease in stock option exercises resulting in decreased taxable income recognized by employees that is tax deductible to us; less

5)
A decrease in cash flows from operating assets and liabilities, net of effects from acquisitions, of $23.7 million to cash used by operating assets and liabilities of $7.8 million for the year ended December 31, 2011, from cash provided by operating assets and liabilities of $15.9 million for the year ended December 31, 2010. The significant components of the $7.8 million in cash outflows from changes in operating assets and liabilities for the year ended December 31, 2011, include the following:

a)	a decrease in cash resulting from a $14.5 million increase in accounts receivable due to an increase in revenues;

b)
a decrease in cash resulting from a $4.2 million increase in prepaid expenses and other current assets due primarily to increases in prepaid insurance expenses, income taxes receivable, other prepaid expenses and parts inventory;

c)	a decrease in cash resulting from a $2.9 million decrease in accounts payable due primarily to the timing of payments; less

d)
an increase in cash resulting from an increase in accrued liabilities of $10.4 million due primarily to increased accrued interest expense due to increased debt balances and the timing of interest payments, increased liabilities for auto and workers’ compensation claims, and increased liabilities for employee medical benefit expenses, increased liabilities for property taxes and increased liability for cash incentive compensation; less

e)	an increase in cash resulting from an increase in deferred revenue of $4.2 million due primarily to increased revenues and timing of billing for services.
For the year ended December 31, 2010, net cash provided by operating activities was $332.2 million. For the year ended December 31, 2009, net cash provided by operating activities was $306.2 million. The $26.0 million net increase in cash provided by operating activities was due primarily to the following:
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

5)
A decrease of $7.9 million attributable to an increase in the excess tax benefit associated with equity-based compensation, due to an increase in stock option exercises resulting in increased taxable income recognized by employees that is tax deductible to us; and

6)
An increase in cash flows from operating assets and liabilities, net of effects from acquisitions, of $2.5 million to cash provided by operating assets and liabilities of $15.9 million for the year ended December 31, 2010, from cash provided by operating assets and liabilities of $13.4 million for the year ended December 31, 2009. The significant components of the $15.9 million in cash inflows from changes in operating assets and liabilities for the year ended December 31, 2010, include the following:

a)	an increase in cash resulting from a $3.3 million decrease in prepaid expenses and other current assets due primarily to decreases in prepaid income taxes and prepaid insurance expenses;

b)
an increase in cash due to a $19.1 million increase in accrued liabilities due primarily to increased accruals for auto and workers’ compensation insurance claims, cash-based employee incentive compensation expense, payroll and payroll-related liabilities, partially offset by a decrease in accrued interest due to the redemption of the 2026 Notes in April 2010; less

c)	a decrease in cash resulting from a $0.9 million decrease in accounts payable due primarily to the timing of payments for capital expenditures and operating expenses; less

d)	a decrease in cash due to a $9.3 million increase in accounts receivable due to increased revenues.

As of December 31, 2011, we had a working capital deficit of $34.8 million, including cash and equivalents of $12.6 million. Our working capital deficit decreased $3.2 million from $38.0 million at December 31, 2010. To date, we have experienced no loss or lack of access to our cash or cash equivalents; however, we can provide no assurances that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets. Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements, along with stock repurchase and dividend programs, to reduce our indebtedness under our credit facility and to minimize our cash balances.
Investing Activities Cash Flows
Net cash used in investing activities increased $186.3 million to $400.5 million for the year ended December 31, 2011, from $214.2 million for the year ended December 31, 2010. The significant components of the increase include the following:
1)	An increase in payments for acquisitions of $177.3 million primarily due to the recent acquisition of County Waste and for the Colonie Landfill transaction;

2)
An increase in capital expenditures for property and equipment of $7.1 million due to increases in expenditures for site costs at various landfills, equipment, computers and buildings, partially offset by a decrease in expenditures for land and trucks, and

3)	A decrease in proceeds from the sale of property, plant and equipment of $2.2 million.
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

Financing Activities Cash Flows
Net cash flows from financing activities increased $132.8 million to a net cash provided by financing activities total of $15.1 million for the year ended December 31, 2011, from a net cash used in financing activities total of $117.7 million for the year ended December 31, 2010. The significant components of the increase include the following:
1)	An increase in net long-term borrowings of $155.0 million due primarily to the issuance of new debt to fund the acquisition of County Waste and for the Colonie Landfill transaction;

2)	A decrease in payments to repurchase our common stock of $49.5 million; less

3)	A decrease in proceeds from option and warrant exercises of $27.9 million due to a decrease in the number of options and warrants exercised in the year ended December 31, 2011; less

4)	An increase in cash dividends paid of $27.0 million with the initiation of a quarterly cash dividend in November 2010; less

5)	A decrease in the excess tax benefit associated with equity-based compensation of $7.2 million; less

6)	An increase in debt issuance costs of $6.6 million in conjunction with our new senior revolving credit facility entered into during the year ended December 31, 2011.
Net cash used in financing activities increased $104.1 million to $117.7 million for the year ended December 31, 2010, from $13.6 million for the year ended December 31, 2009. The significant components of the increase include the following:
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

5)	An increase in proceeds from option and warrant exercises of $17.7 million due to an increase in the number of options and warrants exercised in the year ended December 31, 2010; less,

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
On December 5, 2011, we announced that our Board of Directors authorized a $400 million increase to, and extended the term of, our previously announced common stock repurchase program. As amended, our common stock repurchase program authorizes the repurchase of up to $1.2 billion of our common stock through December 31, 2014. Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of the common stock and overall market conditions. As of December 31, 2011 and 2010, we had repurchased in aggregate 39.2 million and 35.4 million shares, respectively, of our common stock at an aggregate cost of $765.4 million and $648.6 million, respectively. As of December 31, 2011, the remaining maximum dollar value of shares available for purchase under the program was approximately $434.6 million.
On October 19, 2010, our Board of Directors authorized a three-for-two split of our common stock, in the form of a 50% stock dividend, payable to stockholders of record as of October 29, 2010. Shares resulting from the split were issued on November 12, 2010. All share and per share amounts for all periods presented have been retroactively adjusted to reflect the stock split.
In addition, in October 2010, our Board of Directors authorized the initiation of a quarterly cash dividend of $0.075 per share, as adjusted for the three-for-two stock split described above. In October 2011, our Board of Directors authorized an increase to our regular quarterly cash dividend by $0.015, from $0.075 to $0.09 per share. Cash dividends of $35.6 million and $8.6 million were paid during the years ended December 31, 2011 and 2010, respectively. The Board will review the cash dividend periodically, with a long-term objective of increasing the amount of the dividend. We cannot assure you as to the amounts or timing of future dividends.
We made $141.9 million in capital expenditures during the year ended December 31, 2011. We expect to make capital expenditures of approximately $145 million in 2012 in connection with our existing business. We intend to fund our planned 2012 capital expenditures principally through internally generated funds and borrowings under our credit facility. In addition, we may make substantial additional capital expenditures in acquiring solid waste collection and disposal businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity. We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities. We believe that our cash and equivalents, credit facility and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future. However, disruptions in the capital and credit markets could adversely affect our ability to draw on our credit facility or raise other capital. Our access to funds under the credit facility is dependent on the ability of the banks that are parties to the facility to meet their funding commitments. Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.
We have a $1.2 billion senior revolving credit facility, or the credit facility, with a syndicate of banks for which Bank of America, N.A. acts as administrative agent and J.P. Morgan Chase Bank, N.A. and Wells Fargo Bank, National Association act as co-syndication agents. As of December 31, 2011, $519.0 million was outstanding under the credit facility, exclusive of outstanding standby letters of credit of $80.4 million. As of December 31, 2010, $511.0 million was outstanding under the credit facility, exclusive of outstanding standby letters of credit of $82.9 million. As of December 31, 2009, $269.0 million was outstanding under the credit facility, exclusive of outstanding standby letters of credit of $87.1 million.
Under the credit facility, there is no maximum amount of standby letters of credit that can be issued; however, the issuance of standby letters of credit reduces the amount of total borrowings available. The credit facility requires us to pay a commitment fee ranging from 0.200% per annum to 0.350% per annum of the unused portion of the facility. The borrowings under the credit facility bear interest, at our option, at either the base rate plus the applicable base rate margin on base rate loans, or the Eurodollar rate plus the applicable Eurodollar margin on Eurodollar loans. The base rate for any day is a fluctuating rate per annum equal to the highest of: (1) the federal funds rate plus one half of one percent (0.500%); (2) the LIBOR rate plus one percent (1.000%), and (3) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate.” The LIBOR rate is determined by the administrative agent pursuant to a formula in the credit agreement. The applicable margins under the credit agreement vary depending on our leverage ratio, as defined in the credit agreement, and range from 1.150% per annum to 2.000% per annum for LIBOR loans and 0.150% per annum to 1.000% per annum for base rate loans. The credit facility matures in July 2016. The borrowings under the credit facility are not collateralized. The credit agreement contains representations and warranties and places certain business, financial and operating restrictions on us relating to, among other things, indebtedness, liens and other encumbrances, investments, mergers and acquisitions, asset sales, sale and leaseback transactions, and dividends, distributions and redemptions of capital stock. The credit agreement requires that we maintain specified financial ratios. As of December 31, 2011 and 2010, we were in compliance with all applicable covenants under the credit facility. We expect to be in compliance with all applicable covenants under the credit facility for the next 12 months. We use the credit facility for acquisitions, capital expenditures, working capital, standby letters of credit and general corporate purposes.

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
On April 1, 2011, we entered into a Second Supplement to Master Note Purchase Agreement with certain accredited institutional investors (the “Second Supplement”), pursuant to which we issued and sold to the investors on that date $250 million of senior uncollateralized notes at fixed interest rates with interest payable in arrears semi-annually on October 1 and April 1 beginning on October 1, 2011 in a private placement. Of these notes, $100 million will mature on April 1, 2016 with an annual interest rate of 3.30% (the “2016 Notes”), $50 million will mature on April 1, 2018 with an annual interest rate of 4.00% (the “2018 Notes”), and $100 million will mature on April 1, 2021 with an annual interest rate of 4.64% (the “2021 Notes”).
The 2015 Notes, 2016 Notes, 2018 Notes, 2019 Notes, and 2021 Notes (collectively, the “Senior Notes”) are uncollateralized obligations and rank equally in right of payment with each of the Senior Notes and obligations under our senior uncollateralized revolving credit facility. The Senior Notes are subject to representations, warranties, covenants and events of default. Upon the occurrence of an event of default, payment of the Senior Notes may be accelerated by the holders of the respective notes. The Senior Notes may also be prepaid at any time in whole or from time to time in any part (not less than 5% of the then-outstanding principal amount) by us at par plus a make-whole amount determined in respect of the remaining scheduled interest payments on the Senior Notes, using a discount rate of the then current market standard for United States treasury bills plus 0.50%. In addition, we will be required to offer to prepay the Senior Notes upon certain changes in control.
We may issue additional series of senior uncollateralized notes pursuant to the terms and conditions of the Master Note Agreement, provided that the purchasers of the Senior Notes shall not have any obligation to purchase any additional notes issued pursuant to the Master Note Agreement and the aggregate principal amount of the outstanding notes and any additional notes issued pursuant to the Master Note Agreement shall not exceed $750 million. We currently have $600 million of Notes outstanding under the Master Note Agreement.

As of December 31, 2011, we had the following contractual obligations (in thousands):

	Payments Due by Period
		Less Than	1 to 3	3 to 5	Over
Recorded Obligations	Total	1 Year	Years	Years	5 years
Long-term debt	$1,178,657	$5,899	$9,348	$801,911	$361,499
Cash interest payments	265,826	48,022	93,693	69,940	54,171

Long-term debt payments include:
1)
$519.0 million in principal payments due July 2016 related to our credit facility. Our credit facility bears interest, at our option, at either the base rate plus the applicable base rate margin (approximately 3.65% at December 31, 2011) on base rate loans, or the Eurodollar rate plus the applicable Eurodollar margin (approximately 1.70% at December 31, 2011) on Eurodollar loans. As of December 31, 2011, our credit facility allowed us to borrow up to $1.2 billion.

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

7)
$38.5 million in principal payments related to our tax-exempt bonds, which bear interest at variable rates (between 0.18% and 0.19%) at December 31, 2011. The tax-exempt bonds have maturity dates ranging from 2012 to 2033.

8)
$18.4 million in principal payments related to our notes payable to sellers. Our notes payable to sellers bear interest at rates between 2.50% and 10.35% at December 31, 2011, and have maturity dates ranging from 2012 to 2036.

9)
$2.8 million in principal payments related to our notes payable to third parties. Our notes payable to third parties bear interest at rates between 6.7% and 10.9% at December 31, 2011, and have maturity dates ranging from 2012 to 2019.

The following assumptions were made in calculating cash interest payments:
1)
We calculated cash interest payments on the credit facility using the Eurodollar rate plus the applicable Eurodollar margin at December 31, 2011. We assumed the credit facility is paid off when it matures in July 2016.

2)
We calculated cash interest payments on our interest rate swaps using the stated interest rate in the swap agreement less the Eurodollar rate through the earlier expiration of the term of the swaps or the term of the credit facility.

	Amount of Commitment Expiration Per Period
	(amounts in thousands)
		Less Than	1 to 3	3 to 5	Over
Unrecorded Obligations(1)	Total	1 Year	Years	Years	5 Years
Operating leases	$72,104	$12,049	$18,251	$12,842	$28,962

(1)
We are party to operating lease agreements as discussed in Note 11 to the consolidated financial statements. These lease agreements are established in the ordinary course of our business and are designed to provide us with access to facilities at competitive, market-driven prices. These arrangements have not materially affected our financial position, results of operations or liquidity during the year ended December 31, 2011, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

We have obtained standby letters of credit as discussed in Note 8 to the consolidated financial statements and financial surety bonds as discussed in Note 11 to the consolidated financial statements. These standby letters of credit and financial surety bonds are generally obtained to support our financial assurance needs and landfill operations. These arrangements have not materially affected our financial position, results of operations or liquidity during the year ended December 31, 2011, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.
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
Non-GAAP Financial Measures
Free Cash Flow
We present free cash flow, a non-GAAP financial measure, supplementally because it is widely used by investors as a valuation and liquidity measure in the solid waste industry. We define free cash flow as net cash provided by operating activities, plus proceeds from disposal of assets, plus or minus change in book overdraft, plus excess tax benefit associated with equity-based compensation, less capital expenditures for property and equipment and distributions to noncontrolling interests. This measure is not a substitute for, and should be used in conjunction with, GAAP liquidity or financial measures. Management uses free cash flow as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. Other companies may calculate free cash flow differently. Our free cash flow for the years ended December 31, 2011 and 2010, is calculated as follows (amounts in thousands):

	Years Ended December 31,
	2011	2010	2009
Net cash provided by operating activities	$388,170	$332,179	$306,194
Plus/less: Change in book overdraft	(227)	279	7,802
Plus: Proceeds from disposal of assets	4,434	6,659	5,061
Plus: Excess tax benefit associated with equity-based compensation	4,763	11,997	4,054
Less: Capital expenditures for property and equipment	(141,924)	(134,829)	(128,251)
Less: Distributions to noncontrolling interests	(675)	—	—

Free cash flow	$254,541	$216,285	$194,860

Adjusted Operating Income Before Depreciation and Amortization
We present adjusted operating income before depreciation and amortization, a non-GAAP financial measure, supplementally because it is widely used by investors as a performance and valuation measure in the solid waste industry. We define adjusted operating income before depreciation and amortization as operating income, plus depreciation and amortization expense, plus closure and post-closure accretion expense, plus or minus any gain or loss on disposal of assets. We further adjust this calculation to exclude the effects of items management believes impact the ability to assess the operating performance of our business. This measure is not a substitute for, and should be used in conjunction with, GAAP financial measures. Management uses adjusted operating income before depreciation and amortization as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. Other companies may calculate adjusted operating income before depreciation and amortization differently. Our adjusted operating income before depreciation and amortization for the years ended December 31, 2011, 2010 and 2009, is calculated as follows (amounts in thousands):

	Years Ended December 31,
	2011	2010	2009
Operating income	$317,062	$272,383	$230,675
Plus: Depreciation and amortization	167,100	147,456	130,758
Plus: Closure and post-closure accretion	1,967	1,766	2,055
Plus/less: Loss (gain) on disposal of assets	1,657	571	(481)
Adjustments:
Plus: Acquisition-related transaction costs (a)	1,744	2,081	3,987
Plus: Loss on prior corporate office lease (b)	—	—	1,839

Adjusted operating income before depreciation and amortization	$489,530	$424,257	$368,833

(a)	Reflects the addback of acquisition-related costs.

(b)	Reflects the addback of a loss on our prior corporate office lease due to the relocation of our corporate offices.
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

	Years Ended December 31,
	2011	2010	2009
Reported net income attributable to Waste Connections	$165,239	$135,104	$109,825
Adjustments:
Swap termination costs, net of taxes (a)	—	—	5,753
Loss on extinguishment of debt, net of taxes (b)	—	6,320	—
Acquisition-related transaction costs, net of taxes (c)	1,327	1,290	2,630
Loss on prior corporate office lease, net of taxes (d)	—	—	1,144
Loss (gain) on disposal of assets, net of taxes (e)	1,027	776	(299)
Impact of deferred tax adjustment (f)	—	1,547	(1,142)

Adjusted net income attributable to Waste Connections	$167,593	$145,037	$117,911

Diluted earnings per common share attributable to Waste Connections common stockholders:
Reported net income	$1.45	$1.16	$0.91

Adjusted net income	$1.48	$1.24	$0.98

(a)	Reflects the elimination of costs associated with the termination of a notional $175 million of interest rate swaps.

(b)	Reflects the elimination of costs associated with early redemption of outstanding debt.

(c)	Reflects the elimination of acquisition-related costs.

(d)	Reflects the elimination of a loss on our prior corporate office lease due to the relocation of our corporate offices.

(e)	Reflects the elimination of a loss (gain) on disposal of assets.

(f)
Reflects (1) the elimination in 2009 of a benefit to the income tax provision primarily from a reduction in our deferred tax liabilities and (2) the elimination in 2010 of an increase to the income tax provision associated with an adjustment in our deferred tax liabilities primarily resulting from a voter-approved increase in Oregon state income tax rates.

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
At December 31, 2011, our derivative instruments included three interest rate swap agreements that effectively fix the interest rate on the applicable notional amounts of our variable rate debt as follows (dollars in thousands):

		Fixed	Variable
	Notional	Interest	Interest Rate
Date Entered	Amount	Rate Paid*	Received	Effective Date	Expiration Date
March 2009	$175,000	2.85%	1-month LIBOR	February 2011	February 2014
August 2011	$150,000	0.80%	1-month LIBOR	April 2012	January 2015
December 2011	$175,000	1.60%	1-month LIBOR	February 2014	February 2017

*	plus applicable margin.
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
We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged floating rate debt. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. We are exposed to cash flow risk due to changes in interest rates with respect to the unhedged floating rate balances owed at December 31, 2011 and 2010, of $382.5 million and $325.4 million, respectively, including floating rate debt under our credit facility and floating rate municipal bond obligations. A one percentage point increase in interest rates on our variable-rate debt as of December 31, 2011 and 2010, would decrease our annual pre-tax income by approximately $3.8 million and $3.3 million, respectively. All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations, subject to counterparty default risk.

The market price of diesel fuel is unpredictable and can fluctuate significantly. We purchase approximately 28 million gallons of diesel fuel per year; therefore, a significant increase in the price of fuel could adversely affect our business and reduce our operating margins. To manage a portion of this risk, in 2008, we entered into fuel hedge agreements related to forecasted diesel fuel purchases.
At December 31, 2011, our derivative instruments included one fuel hedge agreement as follows:

Diesel
Rate
	Notional	Paid
	Amount	Fixed
	(in gallons per	(per	Diesel Rate Received	Effective	Expiration
Date Entered	month)	gallon)	Variable	Date	Date
December 2008	400,000	$3.03	DOE Diesel Fuel Index*	January 2012	December 2012

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

Under derivatives and hedging guidance, the fuel hedge is considered a cash flow hedge for a portion of our forecasted diesel fuel purchases, and we apply hedge accounting to account for this instrument.
We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged diesel fuel purchases. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. For the year ending December 31, 2012, we expect to purchase approximately 28 million gallons of diesel fuel, of which 23.2 million gallons will be purchased at market prices and 4.8 million gallons will be purchased at prices that are fixed under our fuel hedges. With respect to the approximately 23.2 million gallons of unhedged diesel fuel we expect to purchase in 2012 at market prices, a $0.10 per gallon increase in the price of fuel over the year would decrease our pre-tax income during this period by approximately $2.3 million.
We market a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals. We own and operate 39 recycling processing operations and sell other collected recyclable materials to third parties for processing before resale. Certain of our municipal recycling contracts in the state of Washington specify benchmark resale prices for recycled commodities. If the prices we actually receive for the processed recycled commodities collected under the contract exceed the prices specified in the contract, we share the excess with the municipality, after recovering any previous shortfalls resulting from actual market prices falling below the prices specified in the contract. To reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties. In the event of a decline in recycled commodity prices, a 10% decrease in average recycled commodity prices from the average prices that were in effect during the year ended December 31, 2011 and 2010, would have had a $7.8 million and $4.6 million impact on revenues for the year ended December 31, 2011 and 2010, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
WASTE CONNECTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Waste Connections, Inc.:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Waste Connections, Inc. and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Sacramento, CA
February 7, 2012

WASTE CONNECTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and equivalents	$12,643	$9,873
Accounts receivable, net of allowance for doubtful accounts of $6,617 and $5,084 at December 31, 2011 and 2010, respectively	176,277	152,156
Deferred income taxes	20,630	20,130
Prepaid expenses and other current assets	39,708	33,402

Total current assets	249,258	215,561

Property and equipment, net	1,450,469	1,337,476
Goodwill	1,116,888	927,852
Intangible assets, net	449,581	381,475
Restricted assets	30,544	30,441
Other assets, net	31,265	23,179

	$3,328,005	$2,915,984

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$95,097	$85,252
Book overdraft	12,169	12,396
Accrued liabilities	106,243	99,075
Deferred revenue	64,694	54,157
Current portion of long-term debt and notes payable	5,899	2,657

Total current liabilities	284,102	253,537

Long-term debt and notes payable	1,172,758	909,978
Other long-term liabilities	74,324	47,637
Deferred income taxes	397,134	334,414

Total liabilities	1,928,318	1,545,566

Commitments and contingencies (Note 11)

Equity:
Preferred stock: $0.01 par value per share; 7,500,000 shares authorized; none issued and outstanding	—	—
Common stock: $0.01 par value per share; 250,000,000 and 150,000,000 shares authorized; 110,907,782 and 113,950,081 shares issued and outstanding at December 31, 2011 and 2010, respectively	1,109	1,139
Additional paid-in capital	408,721	509,218
Accumulated other comprehensive loss	(3,480)	(3,095)
Retained earnings	988,560	858,887

Total Waste Connections’ equity	1,394,910	1,366,149
Noncontrolling interest in subsidiaries	4,777	4,269

Total equity	1,399,687	1,370,418

	$3,328,005	$2,915,984

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Years Ended December 31,
	2011	2010	2009
Revenues	$1,505,366	$1,319,757	$1,191,393
Operating expenses:
Cost of operations	857,580	749,487	692,415
Selling, general and administrative	161,967	149,860	138,026
Depreciation	147,036	132,874	117,796
Amortization of intangibles	20,064	14,582	12,962
Loss (gain) on disposal of assets	1,657	571	(481)

Operating income	317,062	272,383	230,675

Interest expense	(44,520)	(40,134)	(49,161)
Interest income	530	590	1,413
Loss on extinguishment of debt	—	(10,193)	—
Other income (expense), net	57	2,830	(7,551)

Income before income tax provision	273,129	225,476	175,376

Income tax provision	(106,958)	(89,334)	(64,565)

Net income	166,171	136,142	110,811
Less: Net income attributable to noncontrolling interests	(932)	(1,038)	(986)

Net income attributable to Waste Connections	$165,239	$135,104	$109,825

Earnings per common share attributable to Waste Connections’ common stockholders:
Basic	$1.47	$1.17	$0.92

Diluted	$1.45	$1.16	$0.91

Shares used in the per share calculations:
Basic	112,720,444	115,646,173	119,119,601

Diluted	113,583,486	116,894,204	120,506,162

Cash dividends per common share	$0.315	$0.075	$—

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.
CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

		WASTE CONNECTIONS’ EQUITY
					ACCUMULATED
				ADDITIONAL	OTHER COMPRE-
	COMPREHENSIVE	COMMON STOCK		PAID-IN	HENSIVE INCOME	RETAINED	NONCONTROLLING
	INCOME	SHARES	AMOUNT	CAPITAL	(LOSS)	EARNINGS	INTERESTS	TOTAL
Balances at December 31, 2008		119,763,358	$798	$661,555	$(23,937)	$622,913	$668	$1,261,997
Vesting of restricted stock units		410,461	3	(3)	—	—	—	—
Tax withholdings related to net share settlements of restricted stock units		(138,733)	(1)	(2,556)	—	—	—	(2,557)
Equity-based compensation		—	—	9,336	—	—	—	9,336
Exercise of stock options and warrants		1,236,780	8	15,389	—	—	—	15,397
Excess tax benefit associated with equity-based compensation		—	—	4,054	—	—	—	4,054
Repurchase of common stock		(3,373,242)	(22)	(62,602)	—	—	—	(62,624)
Amounts reclassified into earnings, net of taxes		—	—	—	14,416	—	—	14,416
Changes in fair value of swaps, net of taxes		—	—	—	4,629	—	—	4,629
Fair value of noncontrolling interest associated with business acquired		—	—	—	—	—	1,577	1,577
Net income	$110,811	—	—	—	—	109,825	986	110,811
Other comprehensive income	30,743	—	—	—	—	—	—	—
Income tax effect of other comprehensive income	(11,698)	—	—	—	—	—	—	—

Comprehensive income	129,856	—	—	—	—	—	—	—
Comprehensive income attributable to noncontrolling interests	(986)	—	—	—	—	—	—	—

Comprehensive income attributable to Waste Connections	$128,870	—	—	—	—	—	—	—

Balances at December 31, 2009		117,898,624	$786	$625,173	$(4,892)	$732,738	$3,231	$1,357,036
Stock split		—	394	—	—	(394)	—	—
Vesting of restricted stock units		511,196	5	(5)	—	—	—	—
Tax withholdings related to net share settlements of restricted stock units		(175,776)	(2)	(3,781)	—	—	—	(3,783)
Equity-based compensation		—	—	11,331	—	—	—	11,331
Exercise of stock options and warrants		2,572,195	25	33,049	—	—	—	33,074
Excess tax benefit associated with equity-based compensation		—	—	11,997	—	—	—	11,997
Repurchase of common stock		(6,889,017)	(69)	(166,251)	—	—	—	(166,320)
Cash dividends on common stock		—	—	—	—	(8,561)	—	(8,561)
Reacquisition of equity component resulting from conversion of 2026 Convertible Senior Notes		—	—	(2,295)	—	—	—	(2,295)
Issuance of shares in connection with conversion of 2026 Convertible Senior Notes		32,859	—	—	—	—	—	—
Amounts reclassified into earnings, net of taxes		—	—	—	8,050	—	—	8,050
Changes in fair value of swaps, net of taxes		—	—	—	(6,253)	—	—	(6,253)
Net income	$136,142	—	—	—	—	135,104	1,038	136,142
Other comprehensive income	2,873	—	—	—	—	—	—	—
Income tax effect of other comprehensive income	(1,076)	—	—	—	—	—	—	—

Comprehensive income	137,939	—	—	—	—	—	—	—
Comprehensive income attributable to noncontrolling interests	(1,038)	—	—	—	—	—	—	—

Comprehensive income attributable to Waste Connections	$136,901	—	—	—	—	—	—	—

Balances at December 31, 2010		113,950,081	$1,139	$509,218	$(3,095)	$858,887	$4,269	$1,370,418
Vesting of restricted stock units		545,223	6	(6)	—	—	—	—
Tax withholdings related to net share settlements of restricted stock units		(186,811)	(2)	(5,509)	—	—	—	(5,511)
Equity-based compensation		—	—	11,879	—	—	—	11,879
Exercise of stock options and warrants		407,012	4	5,155	—	—	—	5,159
Excess tax benefit associated with equity-based compensation		—	—	4,763	—	—	—	4,763
Repurchase of common stock		(3,807,723)	(38)	(116,779)	—	—	—	(116,817)
Cash dividends on common stock		—	—	—	—	(35,566)	—	(35,566)
Amounts reclassified into earnings, net of taxes		—	—	—	934	—	—	934
Changes in fair value of swaps, net of taxes		—	—	—	(1,319)	—	—	(1,319)
Distributions to noncontrolling interests		—	—	—	—	—	(675)	(675)
Fair value of noncontrolling interest associated with business acquired		—	—	—	—	—	251	251
Net income	$166,171	—	—	—	—	165,239	932	166,171
Other comprehensive loss	(621)	—	—	—	—	—	—	—
Income tax effect of other comprehensive loss	236	—	—	—	—	—	—	—

Comprehensive income	165,786	—	—	—	—	—	—	—
Comprehensive income attributable to noncontrolling interests	(932)	—	—	—	—	—	—	—

Comprehensive income attributable to Waste Connections	$164,854	—	—	—	—	—	—	—

Balances at December 31, 2011		110,907,782	$1,109	$408,721	$(3,480)	$988,560	$4,777	$1,399,687

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Years Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$166,171	$136,142	$110,811
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on disposal of assets	1,657	571	(481)
Depreciation	147,036	132,874	117,796
Amortization of intangibles	20,064	14,582	12,962
Deferred income taxes, net of acquisitions	50,989	26,431	38,224
Loss on redemption of 2026 Convertible Senior Notes, net of make-whole payment	—	2,255	—
Amortization of debt issuance costs	1,420	1,574	1,942
Amortization of debt discount	—	1,245	4,684
Equity-based compensation	11,879	11,331	9,336
Interest income on restricted assets	(454)	(511)	(488)
Closure and post-closure accretion	1,967	1,766	2,055
Excess tax benefit associated with equity-based compensation	(4,763)	(11,997)	(4,054)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(14,507)	(9,321)	(4,328)
Prepaid expenses and other current assets	(4,236)	3,304	(8,032)
Accounts payable	(2,912)	(853)	13,218
Deferred revenue	4,161	3,244	(309)
Accrued liabilities	10,355	19,086	9,070
Other long-term liabilities	(657)	456	3,788

Net cash provided by operating activities	388,170	332,179	306,194

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(258,352)	(81,010)	(420,011)
Capital expenditures for property and equipment	(141,924)	(134,829)	(128,251)
Proceeds from disposal of assets	4,434	6,659	5,061
Decrease (increase) in restricted assets, net of interest income	351	(2,552)	(3,880)
Increase in other assets	(5,014)	(2,492)	(1,146)

Net cash used in investing activities	(400,505)	(214,224)	(548,227)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	592,500	483,253	426,500
Principal payments on notes payable and long-term debt	(421,872)	(467,660)	(401,970)
Change in book overdraft	(227)	279	7,802
Proceeds from option and warrant exercises	5,159	33,074	15,397
Excess tax benefit associated with equity-based compensation	4,763	11,997	4,054
Payments for repurchase of common stock	(116,817)	(166,320)	(62,624)
Payments for cash dividends	(35,566)	(8,561)	—
Tax withholdings related to net share settlements of restricted stock units	(5,511)	(3,783)	(2,557)
Distributions to noncontrolling interests	(675)	—	—
Debt issuance costs	(6,649)	—	(194)

Net cash provided by (used in) financing activities	15,105	(117,721)	(13,592)

Net increase (decrease) in cash and equivalents	2,770	234	(255,625)
Cash and equivalents at beginning of year	9,873	9,639	265,264

Cash and equivalents at end of year	$12,643	$9,873	$9,639

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH TRANSACTIONS:

	Years Ended December 31,
	2011	2010	2009
Cash paid for income taxes	$52,729	$50,111	$26,848

Cash paid for interest	$39,499	$39,913	$41,662

In connection with its acquisitions, the Company assumed liabilities as follows:
Fair value of assets acquired	$404,550	$107,144	$461,120
Cash paid for current year acquisitions	(257,852)	(81,010)	(416,853)

Liabilities assumed and notes payable issued to sellers of businesses acquired	$146,698	$26,134	$44,267

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
Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less at purchase to be cash equivalents. The Company did not have any cash equivalents at December 31, 2011 or 2010.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, restricted assets and accounts receivable. The Company maintains cash and cash equivalents with banks that at times exceed applicable insurance limits. The Company reduces its exposure to credit risk by maintaining such deposits with high quality financial institutions. The Company’s restricted assets are invested primarily in U.S. government and agency securities. The Company has not experienced any losses related to its cash and cash equivalent or restricted asset accounts. The Company generally does not require collateral on its trade receivables. Credit risk on accounts receivable is minimized as a result of the large and diverse nature of the Company’s customer base. The Company maintains allowances for losses based on the expected collectability of accounts receivable.
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

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Property and Equipment
Property and equipment are stated at cost. Improvements or betterments, not considered to be maintenance and repair, which add new functionality or significantly extend the life of an asset are capitalized. Third-party expenditures related to pending development projects, such as legal and engineering expenses, are capitalized. Expenditures for maintenance and repair costs, including planned major maintenance activities, are charged to expense as incurred. The cost of assets retired or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts in the year of disposal. Gains and losses resulting from disposals of property and equipment are recognized in the period in which the property and equipment is disposed. Depreciation is computed using the straight-line method over the estimated useful lives of the assets or the lease term, whichever is shorter.
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
•
Landfill development costs. Landfill development costs include the costs of acquisition, construction associated with excavation, liners, site berms, groundwater monitoring wells, gas recovery systems and leachate collection systems. The Company estimates the total costs associated with developing each landfill site to its final capacity. This includes certain projected landfill site costs that are uncertain because they are dependent on future events and thus actual costs could vary significantly from estimates. The total cost to develop a site to its final capacity includes amounts previously expended and capitalized, net of accumulated depletion, and projections of future purchase and development costs, liner construction costs, and operating construction costs. Total landfill costs include the development costs associated with expansion airspace. Expansion airspace is addressed below.

•
Final capping, closure and post-closure obligations. The Company accrues for estimated final capping, closure and post-closure maintenance obligations at the landfills it owns and four of the five landfills that it operates, but does not own under life-of-site agreements. Accrued final capping, closure and post-closure costs represent an estimate of the current value of the future obligation associated with final capping, closure and post-closure monitoring of non-hazardous solid waste landfills currently owned or operated under life-of-site agreements by the Company. Final capping costs represent the costs related to installation of clay liners, drainage and compacted soil layers and topsoil constructed over areas of the landfill where total airspace capacity has been consumed. Closure and post-closure monitoring and maintenance costs represent the costs related to cash expenditures yet to be incurred when a landfill facility ceases to accept waste and closes. Accruals for final capping, closure and post-closure monitoring and maintenance requirements in the U.S. consider site inspection, groundwater monitoring, leachate management, methane gas control and recovery, and operating and maintenance costs to be incurred during the period after the facility closes. Certain of these environmental costs, principally capping and methane gas control costs, are also incurred during the operating life of the site in accordance with the landfill operation requirements of Subtitle D and the air emissions standards. Daily maintenance activities, which include many of these costs, are expensed as incurred during the operating life of the landfill. Daily maintenance activities include leachate disposal; surface water, groundwater, and methane gas monitoring and maintenance; other pollution control activities; mowing and fertilizing the landfill final cap; fence and road maintenance; and third party inspection and reporting costs. Site specific final capping, closure and post-closure engineering cost estimates are prepared annually for landfills owned or operated under life-of-site agreements by the Company for which it is responsible for final capping, closure and post-closure.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
The net present value of landfill final capping, closure and post-closure liabilities are calculated by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure and discounting the inflated total to its present value using a credit-adjusted risk-free rate. Any changes in expectations that result in an upward revision to the estimated undiscounted cash flows are treated as a new liability and are inflated and discounted at rates reflecting current market conditions. Any changes in expectations that result in a downward revision (or no revision) to the estimated undiscounted cash flows result in a liability that is inflated and discounted at rates reflecting the market conditions at the time the cash flows were originally estimated. This policy results in the Company’s capping, closure and post-closure liabilities being recorded in “layers.” At January 1, 2011, the Company decreased its discount rate assumption for purposes of computing 2011 “layers” for final capping, closure and post-closure obligations from 6.5% to 5.75%, in order to more accurately reflect the Company’s long-term cost of borrowing as of the end of 2010. The Company’s inflation rate assumption was 2.5% for the years ending December 31, 2011 and 2010.
In accordance with the accounting guidance on asset retirement obligations, the final capping, closure and post-closure liability is recorded on the balance sheet along with an offsetting addition to site costs which is amortized to depletion expense on a units-of-consumption basis as remaining landfill airspace is consumed. The impact of changes determined to be changes in estimates, based on an annual update, is accounted for on a prospective basis. Depletion expense resulting from final capping, closure and post-closure obligations recorded as a component of landfill site costs will generally be less during the early portion of a landfill’s operating life and increase thereafter. Owned landfills and landfills operated under life-of-site agreements have estimated remaining lives, based on remaining permitted capacity, probable expansion capacity and projected annual disposal volumes, that range from approximately 1 to 188 years, with an average remaining life of approximately 48 years. The costs for final capping, closure and post-closure obligations at landfills the Company owns or operates under life-of-site agreements are generally estimated based on interpretations of current requirements and proposed or anticipated regulatory changes.
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
The following is a reconciliation of the Company’s final capping, closure and post-closure liability balance from December 31, 2009 to December 31, 2011:

Final capping, closure and post-closure liability at December 31, 2009	$32,235
Adjustments to final capping, closure and post-closure liabilities	(6,990)
Liabilities incurred	2,513
Accretion expense	1,766
Closure payments	(1,133)
Assumption of closure liabilities from acquisitions	146

Final capping, closure and post-closure liability at December 31, 2010	28,537
Adjustments to final capping, closure and post-closure liabilities	(1,038)
Liabilities incurred	2,088
Accretion expense	1,967
Closure payments	(2,100)
Assumption of closure liabilities from acquisitions	1,429

Final capping, closure and post-closure liability at December 31, 2011	$30,883

The adjustments to final capping, closure and post-closure liabilities for the year ended December 31, 2011, primarily consisted of an increase in estimated airspace at one of the Company’s landfills at which an expansion is being pursued. The adjustments to final capping, closure and post-closure liabilities for the year ended December 31, 2010, primarily consisted of revisions in capping, closure and post-closure cost estimates related to a landfill acquired from Republic Services, Inc., as well as decreases in estimates of annual tonnage consumption. The final capping, closure and post-closure liability is included in Other long-term liabilities in the Consolidated Balance Sheets. The Company performs its annual review of its cost and capacity estimates in the first quarter of each year.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
At December 31, 2011, $28,190 of the Company’s restricted assets balance was for purposes of securing its performance of future final capping, closure and post-closure obligations.
•
Disposal capacity. The Company’s internal and third-party engineers perform surveys at least annually to estimate the remaining disposal capacity at its landfills. This is done by using surveys and other methods to calculate, based on the terms of the permit, height restrictions and other factors, how much airspace is left to fill and how much waste can be disposed of at a landfill before it has reached its final capacity. The Company’s landfill depletion rates are based on the remaining disposal capacity, considering both permitted and probable expansion airspace, at the landfills it owns, and landfills it operates, but does not own, under life-of-site agreements. The Company’s landfill depletion rate is based on the term of the operating agreement at its operated landfill that has capitalized expenditures. Expansion airspace consists of additional disposal capacity being pursued through means of an expansion that has not yet been permitted. Expansion airspace that meets the following criteria is included in the estimate of total landfill airspace:

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

•
At the acquisition date, the Company measures the fair values of all assets acquired and liabilities assumed that arise from contractual contingencies. The Company measures the fair values of all noncontractual contingencies if, as of the acquisition date, it is more likely than not that the contingency will give rise to an asset or liability.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Finite-Lived Intangible Assets
The amounts assigned to the franchise agreements, contracts, customer lists and non-competition agreements are being amortized on a straight-line basis over the expected term of the related agreements (ranging from 1 to 56 years).
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
In the fourth quarter of 2011, the Company elected to early adopt the new guidance issued by the Financial Accounting Standards Board (“FASB”) related to testing goodwill for impairment. This new guidance provides the Company the option to perform a “qualitative” assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. In performing the qualitative assessment, the Company assesses relevant events and circumstances that may impact the fair value of its reporting units, including the following:
•	macroeconomic conditions;
•	industry and market considerations;
•	cost factors;
•	overall financial performance;
•	Company-specific events;
•	events affecting a reporting unit;
•	sustained decreases in share price; and
•	recent fair value calculation for the Company’s reporting units, if available.
If, after assessing the above described events and circumstances, the Company determines that it is more likely than not that the fair value of a reporting unit, which it has determined to be its geographic operating segments, is greater than its carrying value, then no further testing is required. If the Company determines that it is more likely than not that the fair value is less than the carrying value, then the Company would perform the first step of quantitative testing for goodwill impairment, as described below.
In the first step of quantitative testing for goodwill impairment, the Company estimates the fair value of each reporting unit and compares the fair value with the carrying value of the net assets assigned to each unit. If the fair value of a reporting unit is greater than the carrying value of the net assets assigned to the reporting unit, then no impairment results. If the fair value is less than the carrying value, then the Company would perform a second step and determine the fair value of the goodwill. In this second step, the fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the purchase price were being initially allocated. If the fair value of the goodwill is less than its carrying value for a reporting unit, an impairment charge would be recorded to earnings in the Company’s Consolidated Statements of Income. In testing indefinite-lived intangibles for impairment, the Company compares the estimated fair value of each indefinite-lived intangible to its carrying value. If the fair value of the indefinite-lived intangible is less than its carrying value, an impairment charge would be recorded to earnings in the Company’s Consolidated Statements of Income.
To determine the fair value of each of the Company’s reporting units as a whole and each indefinite-lived intangible asset, the Company uses discounted cash flow analyses, which require significant assumptions and estimates about the future operations of each reporting unit and the future discrete cash flows related to each indefinite-lived intangible asset. Significant judgments inherent in these analyses include the determination of appropriate discount rates, the amount and timing of expected future cash flows and growth rates. The cash flows employed in the Company’s 2011 discounted cash flow analyses were based on ten-year financial forecasts, which in turn were based on the 2012 annual budget developed internally by management. These forecasts reflect operating profit margins that were consistent with 2011 results and perpetual revenue growth rates of 3.5%. The Company’s discount rate assumptions are based on an assessment of the Company’s weighted average cost of capital. In assessing the reasonableness of the Company’s determined fair values of its reporting units, the Company evaluates its results against its current market capitalization.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
In addition, the Company would evaluate a reporting unit for impairment if events or circumstances change between annual tests indicating a possible impairment. Examples of such events or circumstances are the same as those described above for the qualitative assessment of goodwill impairment.
As a result of performing the tests for potential impairment of goodwill and indefinite-lived intangible assets, the Company determined that no impairment existed as of December 31, 2011 or 2010, and, therefore, there were no write-downs to any of its goodwill or indefinite-lived intangible assets.
Impairments of Property, Plant and Equipment and Other Intangible Assets
Property, plant, equipment and other intangible assets are carried on the Company’s consolidated financial statements based on their cost less accumulated depreciation or amortization. Other intangible assets consist of long-term franchise agreements, contracts, customer lists and non-competition agreements. The recoverability of these assets is tested whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.
Typical indicators that an asset may be impaired include:
•	a significant adverse change in legal factors or in the business climate;
•	an adverse action or assessment by a regulator;
•	a more likely than not expectation that a segment or a significant portion thereof will be sold; or
•	the testing for recoverability of a significant asset group within a segment.
If any of these or other indicators occur, a test of recoverability is performed by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If the carrying value is in excess of the undiscounted expected future cash flows, impairment is measured by comparing the fair value of the asset to its carrying value. Fair value is determined by an internally developed discounted projected cash flow analysis of the asset. Cash flow projections are sometimes based on a group of assets, rather than a single asset. If cash flows cannot be separately and independently identified for a single asset, the Company will determine whether an impairment has occurred for the group of assets for which the projected cash flows can be identified. If the fair value of an asset is determined to be less than the carrying amount of the asset or asset group, an impairment in the amount of the difference is recorded in the period that the impairment indicator occurs. Several impairment indicators are beyond the Company’s control, and whether or not they will occur cannot be predicted with any certainty. Estimating future cash flows requires significant judgment and projections may vary from cash flows eventually realized. There are other considerations for impairments of landfills, as described below.
Landfills — There are certain indicators listed above that require significant judgment and understanding of the waste industry when applied to landfill development or expansion projects.
A regulator or court may deny or overturn a landfill development or landfill expansion permit application before the development or expansion permit is ultimately granted. See Note 11 for discussion of the Chaparral, New Mexico Landfill Permit Litigation, the Harper County, Kansas Landfill Permit Litigation and the Solano County, California Measure E/Landfill Expansion Litigation.
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

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Fair Value of Financial Instruments
The Company’s financial instruments consist primarily of cash and equivalents, trade receivables, restricted assets, trade payables, debt instruments, interest rate swaps and fuel hedges. As of December 31, 2011 and 2010, the carrying values of cash and equivalents, trade receivables, restricted assets, and trade payables are considered to be representative of their respective fair values. The carrying values of the Company’s debt instruments, excluding certain notes as listed in the table below, approximate their fair values as of December 31, 2011 and 2010, based on current borrowing rates for similar types of borrowing arrangements. The carrying values and fair values of the Company’s debt instruments where the carrying values do not approximate their fair values as of December 31, 2011 and 2010, are as follows:

	Carrying Value at		Fair Value* at
	December 31,		December 31,
	2011	2010	2011	2010
6.22% Senior Notes due 2015	$175,000	$175,000	$186,305	$198,300
3.30% Senior Notes due 2016	$100,000	$—	$98,980	$—
4.00% Senior Notes due 2018	$50,000	$—	$51,220	$—
5.25% Senior Notes due 2019	$175,000	$175,000	$174,125	$191,316
4.64% Senior Notes due 2021	$100,000	$—	$104,250	$—

*	Fair value based on quotes of bonds with similar ratings in similar industries
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
At December 31, 2011, the Company’s derivative instruments included three interest rate swap agreements as follows:

		Fixed	Variable
	Notional	Interest	Interest Rate
Date Entered	Amount	Rate Paid*	Received	Effective Date	Expiration Date
March 2009	$175,000	2.85%	1-month LIBOR	February 2011	February 2014
August 2011	$150,000	0.80%	1-month LIBOR	April 2012	January 2015
December 2011	$175,000	1.60%	1-month LIBOR	February 2014	February 2017

*	plus applicable margin.
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
At December 31, 2011, the Company’s derivative instruments included one fuel hedge agreement as follows:

	Notional	Diesel
	Amount	Rate Paid
	(in gallons per	Fixed (per	Diesel Rate Received	Effective	Expiration
Date Entered	month)	gallon)	Variable	Date	Date
December 2008	400,000	$3.03	DOE Diesel Fuel Index*	January 2012	December 2012

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

The fair values of derivative instruments designated as cash flow hedges as of December 31, 2011, are as follows:

Derivatives
Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps			Accrued liabilities(a)	$(4,476)
			Other long-term liabilities	(4,642)
Fuel hedges	Prepaid expenses and other current assets(b)	$3,506

Total derivatives designated as cash flow hedges		$3,506		$(9,118)

(a)
Represents the estimated amount of the existing unrealized losses on interest rate swaps as of December 31, 2011 (based on the interest rate yield curve at that date), included in accumulated other comprehensive loss expected to be reclassified into pre-tax earnings within the next 12 months. The actual amounts reclassified into earnings are dependent on future movements in interest rates.

(b)
Represents the estimated amount of the existing unrealized gains on fuel hedges as of December 31, 2011 (based on the forward DOE diesel fuel index curve at that date), included in accumulated other comprehensive loss expected to be reclassified into pre-tax earnings within the next 12 months. The actual amounts reclassified into earnings are dependent on future movements in diesel fuel prices.

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

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
The following table summarizes the impact of the Company’s cash flow hedges on the results of operations, comprehensive income and accumulated other comprehensive loss (“AOCL”) as of and for the years ended December 31, 2011, 2010 and 2009:

	Amount of Gain or (Loss) Recognized				Amount of (Gain) or Loss Reclassified
	as AOCL on Derivatives, Net of Tax				from AOCL into Earnings,
Derivatives	(Effective Portion)(a)			Statement of	Net of Tax (Effective Portion)(b), (c)
Designated as Cash	Years Ended December 31,			Income	Years Ended December 31,
Flow Hedges	2011	2010	2009	Classification	2011	2010	2009
Interest rate swaps	$(3,224)	$(6,812)	$3,283	Interest expense	$3,598	$5,612	$9,124
Fuel hedges	1,905	559	1,346	Cost of operations	(2,664)	2,438	5,292

Total	$(1,319)	$(6,253)	$4,629		$934	$8,050	$14,416

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

The Company measures and records ineffectiveness on the fuel hedges in Cost of operations in the Consolidated Statements of Income on a monthly basis based on the difference between the DOE index price and the actual price of diesel fuel purchased, multiplied by the notional number of gallons on the contracts. There was no significant ineffectiveness recognized on the fuel hedges during the years ended December 31, 2011, 2010 and 2009.
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
The Company is required to evaluate whether the tax positions taken on its federal and state income tax returns will more likely than not be sustained upon examination by the appropriate taxing authority. If the Company determines that such tax positions will not be sustained, it records a liability for the related unrecognized tax benefits. The Company classifies its liability for unrecognized tax benefits as a current liability to the extent it anticipates making a payment within one year.
Stock-Based Compensation
The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the closing price of the Company’s common stock.
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
Stock-based compensation expense recognized during the years ended December 31, 2011, 2010 and 2009, was approximately $11,800 ($7,316 net of taxes), $10,980 ($6,816 net of taxes) and $9,314 ($5,860 net of taxes), respectively, and consisted of stock option and restricted stock unit expense. The Company records stock-based compensation expense in Selling, general and administrative expenses in the Consolidated Statements of Income. The total unrecognized compensation cost at December 31, 2011, related to unvested restricted stock unit awards was $20,560 and that future expense will be recognized over the remaining vesting period of the restricted stock unit awards, which extends to 2015. The weighted average remaining vesting period of those awards is 1.1 years.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Per Share Information
Basic net income per share attributable to Waste Connections’ common stockholders is computed using the weighted average number of common shares outstanding and vested and unissued restricted stock units deferred for issuance into the deferred compensation plan. Diluted net income per share attributable to Waste Connections’ common stockholders is computed using the weighted average number of common and potential common shares outstanding. Potential common shares are excluded from the computation if their effect is anti-dilutive.
Advertising Costs
Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2011, 2010 and 2009, was $3,679, $4,171 and $3,408, respectively, which is included in Selling, general and administrative expense in the Consolidated Statements of Income.
Insurance Liabilities
As a result of its high deductible insurance policies, the Company is effectively self-insured for automobile liability, property, general liability, workers’ compensation, employer’s liability and employee group health claims. The Company’s insurance accruals are based on claims filed and estimates of claims incurred but not reported and are developed by the Company’s management with assistance from its third-party actuary and its third-party claims administrator. The insurance accruals are influenced by the Company’s past claims experience factors, which have a limited history, and by published industry development factors. At December 31, 2011 and 2010, the Company’s total accrual for self-insured liabilities was $40,137 and $37,623, respectively, which is included in Accrued liabilities in the Consolidated Balance Sheets.
Reclassification
Certain amounts reported in the Company’s prior year’s financial statements have been reclassified to conform with the 2011 presentation.
New Accounting Pronouncements
Fair Value Measurement. In May 2011, the FASB issued additional guidance on fair value disclosures. This guidance contains certain updates to the measurement guidance as well as enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for “Level 3” measurements including enhanced disclosure for: (1) the valuation processes used by the reporting entity; and (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any. This guidance is effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. As of December 31, 2011, the only asset or liability which requires Level 3 measurements is the Company’s diesel fuel hedge.
Presentation of Comprehensive Income. In September 2011, the FASB issued guidance on the presentation of comprehensive income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The guidance allows two presentation alternatives: (1) present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income; or (2) in two separate, but consecutive, statements of net income and other comprehensive income. This guidance is effective as of the beginning of a fiscal year that begins after December 15, 2011. Early adoption is permitted, but full retrospective application is required under both sets of accounting standards. The guidance also previously required the presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented; however, this portion of the guidance has been deferred. Upon adoption, the Company will elect to present items of net income and other comprehensive income in one continuous statement, the statement of comprehensive income.
Multiemployer Pension Plans. In September 2011, the FASB issued guidance requiring companies to provide additional disclosures related to multiemployer pension plans. The disclosures are required to be made on an annual basis for all individually material plans. Retrospective application of the disclosures is required. This guidance is effective for fiscal years ending after December 15, 2011, with early adoption permitted. The Company adopted this guidance as of December 31, 2011. See Note 17 for further details.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Goodwill Impairment. In September 2011, the FASB issued guidance on testing goodwill for impairment. The guidance provides entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, an entity can choose to early adopt, provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements. The Company has elected to early adopt the guidance and performed a “qualitative” assessment of goodwill impairment in the fourth quarter of 2011. See “Goodwill and Indefinite-Lived Intangible Assets” within this Note 1 for further details.
2. USE OF ESTIMATES AND ASSUMPTIONS
In preparing the Company’s consolidated financial statements, several estimates and assumptions are made that affect the accounting for and recognition of assets, liabilities, revenues and expenses. These estimates and assumptions must be made because certain of the information that is used in the preparation of the Company’s consolidated financial statements is dependent on future events, cannot be calculated with a high degree of precision from data available or is simply not capable of being readily calculated based on generally accepted methodologies. In some cases, these estimates are particularly difficult to determine and the Company must exercise significant judgment. The most difficult, subjective and complex estimates and the assumptions that deal with the greatest amount of uncertainty are related to the Company’s accounting for landfills, self-insurance accruals, income taxes, allocation of acquisition purchase price and asset impairments, which are discussed in Note 1. An additional area that involves estimation is when the Company estimates the amount of potential exposure it may have with respect to litigation, claims and assessments in accordance with the accounting guidance on contingencies. Actual results for all estimates could differ materially from the estimates and assumptions that the Company uses in the preparation of its consolidated financial statements.
3. ACQUISITIONS
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
On April 1, 2011, the Company completed the acquisition of a 100% interest in Hudson Valley Waste Holding, Inc., and its wholly-owned subsidiary, County Waste and Recycling Service, Inc. (collectively, “County Waste”). As part of this acquisition, the Company acquired a 50% interest in Russell Sweepers, LLC, a provider of sweeper services, resulting in a 50% noncontrolling interest that was recognized at fair value on the purchase date. The operations include six collection operations, three transfer stations and one recycling facility across six markets in New York and Massachusetts. The Company paid $299,000 for the purchased operations plus amounts paid for the purchase of accounts receivable and other prepaid assets and estimated working capital, which amounts were subject to post-closing adjustments. No other consideration, including contingent consideration, was transferred by the Company to acquire these operations. Total revenues during the year ended December 31, 2011, generated from the County Waste operations and included within consolidated revenues were $93,713. Total pre-tax earnings during the year ended December 31, 2011, generated from the County Waste operations and included within consolidated income before income taxes were $7,276.
In August 2011, the Company’s subsidiary, Capital Region Landfills, Inc. (“CRL”), entered into an agreement with the Town of Colonie, a municipal corporation of the state of New York, to operate a municipal solid waste disposal facility (the “Colonie Landfill”) for an initial term of 25 years. The agreement became effective on September 19, 2011. As consideration for operating equipment and the right to operate the Colonie Landfill, CRL remitted an initial payment of $23,860. CRL is also required to remit up to $55,470 of additional consideration over the term of the agreement, comprised of $11,500 payable over a five-year period ending September 2016 and up to $43,970 payable over the term of the agreement if certain expansion criteria are met and certain annual tonnage targets are exceeded as specified in the operating agreement. CRL computed the present value of the additional consideration using a probability-weighted discounted cash flow methodology, resulting in a total obligation recognized at the effective date of $32,928, which consisted of $10,656 recorded as Notes issued to sellers and $22,272 recorded as contingent consideration in Other long-term liabilities. CRL is also responsible for all final capping, closure and post-closure liabilities and estimates the total obligation in current dollars to be $21,287, the net present value of which is $1,429. This obligation was recorded in Other long-term liabilities. Any changes in the fair value of the contingent consideration subsequent to the acquisition date will be charged or credited to income until the contingency is settled.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
In addition to the County Waste acquisition and Colonie Landfill transaction, the Company acquired 11 individually immaterial non-hazardous solid waste collection and transfer businesses during the year ended December 31, 2011.
In August 2011, the Company announced that it has entered into agreements to acquire the operations of Alaska Pacific Environmental Services Anchorage, LLC and Alaska Green Waste Solutions, LLC (together, “Alaska Waste”). Alaska Waste provides solid waste collection, recycling and composting services in Anchorage, the Mat-Su Valley, Fairbanks, the Kenai Peninsula and Kodiak Island. The Company expects the total purchase price to be between $115,000 and $125,000. The transaction remains subject to closing conditions, including receipt of certain consents. The acquisition is expected to close in the first quarter of 2012.
During the year ended December 31, 2010, the Company acquired 18 non-hazardous solid waste collection, disposal and recycling businesses and one exploration and production waste treatment and disposal business.
During the second quarter of 2009, the Company completed the acquisition of 100% interests in certain operations from Republic Services, Inc. and some of its subsidiaries and affiliates (“Republic”). The operations were divested as a result of Republic’s merger with Allied Waste Industries, Inc. The operations acquired include seven municipal solid waste landfills, six collection operations and three transfer stations across eight markets: Southern California; Northern California; Denver, CO; Houston, TX; Greenville/Spartanburg, SC; Charlotte, NC; Lubbock, TX; and Flint, MI. The Company paid $377,129 in existing cash for the purchased operations plus amounts paid for the purchase of accounts receivable and other prepaid assets. Total revenues during the year ended December 31, 2009, generated from the Republic operations and included within consolidated revenues were $102,925. Total pre-tax earnings during the year ended December 31, 2009, generated from the Republic operations and included within consolidated income before income tax provision were $4,822. Pursuant to the asset purchase agreement, the Company was required to remit additional consideration to Republic if certain acquired operations exceeded earnings targets specified in the agreement; alternatively, if these earnings targets were not met, Republic was required to refund consideration to the Company. The earnings targets were not met and the contingency was settled by Republic in 2010 for an immaterial amount.
During the year ended December 31, 2009, the Company also completed the acquisition of a 100% interest in Sanipac, Inc. (“Sanipac”), a provider of collection services in Oregon, in exchange for total consideration of $45,082. As part of this acquisition, the Company acquired a 75% interest in EcoSort, LLC, a provider of recycling services, resulting in a 25% noncontrolling interest that was recognized at fair value on the purchase date. Pursuant to the stock purchase agreement, the Company is required to remit up to $4,500 of additional consideration to the former shareholders of Sanipac if the acquired operations exceed earnings targets specified in the stock purchase agreement over a three-year period ending July 31, 2012. The Company computed the fair value of the contingent consideration using a probability-weighted discounted cash flow methodology, which resulted in an obligation recognized at the purchase date totaling $4,274. As of December 31, 2011, the obligation recognized at the purchase date has not materially changed. Any changes in the fair value of the contingent consideration subsequent to the acquisition date will be charged or credited to expense until the contingency is settled.
In addition to the acquisitions from Republic and the acquisition of Sanipac, the Company acquired five non-hazardous solid waste collection and recycling businesses during the year ended December 31, 2009.
The results of operations of the acquired businesses have been included in the Company’s consolidated financial statements from their respective acquisition dates. The acquisitions completed during the years ended December 31, 2011, 2010 and 2009, were not material to the Company’s results of operations, either individually or in the aggregate. As a result, pro forma financial information has not been provided. The Company expects these acquired businesses to contribute towards the achievement of the Company’s strategy to expand through acquisitions.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
The following table summarizes the consideration transferred to acquire these businesses and the amounts of identifiable assets acquired, liabilities assumed and noncontrolling interests associated with businesses acquired at the acquisition date for acquisitions consummated in the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
	Acquisitions	Acquisitions	Acquisitions
Fair value of consideration transferred:
Cash	$257,852	$81,010	$416,853
Debt assumed*	84,737	20,633	16,423
Notes issued to sellers	10,656	—	—
Contingent consideration	22,486	3,928	4,274

	375,731	105,571	437,550

Recognized amounts of identifiable assets acquired, liabilities assumed and noncontrolling interests associated with businesses acquired:
Accounts receivable	9,613	3,864	16,187
Other current assets	1,056	742	2,319
Property and equipment	114,463	37,881	308,454
Long-term franchise agreements and contracts	3,269	4,208	9,325
Indefinite-lived intangibles	42,283	32,759	—
Customer lists	34,463	5,373	33,730
Other intangibles	10,367	—	19,132
Other long-term assets	—	—	667
Deferred revenue	(6,376)	(775)	(4,754)
Accounts payable	(6,183)	(248)	(1,264)
Accrued liabilities	(2,398)	(404)	(2,436)
Noncontrolling interests	(251)	—	(1,577)
Other long-term liabilities	(2,145)	(146)	(8,489)
Deferred income taxes	(11,466)	—	(5,050)

Total identifiable net assets	186,695	83,254	366,244

Goodwill	$189,036	$22,317	$71,306

*	Debt assumed as part of 2011 acquisition was paid at close of acquisition.
Goodwill acquired in 2011 totaling $24,242 and long-term franchise agreements, contracts, indefinite-lived intangibles, customer lists and other intangibles acquired in 2011 totaling $54,392 are expected to be deductible for tax purposes. Goodwill acquired in 2010 totaling $21,948 and long-term franchise agreements, contracts, indefinite-lived intangibles and customer lists acquired in 2010 totaling $42,340 are expected to be deductible for tax purposes. Goodwill acquired in 2009 totaling $40,535 and long-term franchise agreements, contracts, customer lists and other intangibles acquired in 2009 totaling $54,923 are expected to be deductible for tax purposes. The goodwill is attributable to the synergies and ancillary growth opportunities expected to arise after the Company’s acquisition of these businesses.
The fair value of acquired working capital related to five acquisitions completed during the year ended December 31, 2011, is provisional pending receipt of information from the acquiree to support the fair value of the assets acquired and liabilities assumed. Any adjustments recorded relating to finalizing the working capital for these five acquisitions are not expected to be material to the Company’s financial position.
The gross amount of trade receivables due under contracts acquired during the year ended December 31, 2011, is $10,232, of which $619 is expected to be uncollectible. The gross amount of trade receivables due under contracts acquired during the year ended December 31, 2010, is $4,317, of which $453 is expected to be uncollectible. The Company did not acquire any other class of receivable as a result of the acquisition of these businesses.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
A reconciliation of the Fair value of cash consideration transferred to Payments for acquisitions, net of cash acquired, as reported in the Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, is as follows:

	2011	2010	2009
	Acquisitions	Acquisitions	Acquisitions
Cash consideration transferred	$257,852	$81,010	$416,853
Payment of contingent consideration	500	—	2,000
Payment of acquisition-related liabilities	—	—	1,158

Payments for acquisitions, net of cash acquired	$258,352	$81,010	$420,011

The $500 of contingent consideration paid during the year ended December 31, 2011 primarily represented the completion of earnings targets for an acquisition closed in 2010. The $2,000 of contingent consideration paid during the year ended December 31, 2009 represented additional purchase price for an acquisition closed in 2007. Acquisition-related liabilities are liabilities paid in the year shown above that were accrued for in a previous year. In January 2012, the Company paid $3,600 of contingent consideration which represented the remaining payout related to the completion of earnings targets for an acquisition closed in 2010.
During the years ended December 31, 2011, 2010 and 2009, the Company incurred $1,744, $2,081 and $3,987, respectively, of acquisition-related costs. These expenses are included in Selling, general and administrative expenses in the Company’s Consolidated Statements of Income.
4. INTANGIBLE ASSETS
Intangible assets, exclusive of goodwill, consisted of the following at December 31, 2011:

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Amortizable intangible assets:
Long-term franchise agreements and contracts	$190,532	$(31,592)	$158,940
Customer lists	96,501	(28,475)	68,026
Non-competition agreements	9,374	(6,389)	2,985
Other	31,603	(3,175)	28,428

	328,010	(69,631)	258,379
Nonamortized intangible assets:
Indefinite-lived intangible assets	191,202	—	191,202

Intangible assets, exclusive of goodwill	$519,212	$(69,631)	$449,581

The weighted-average amortization period of long-term franchise agreements and contracts acquired during the year ended December 31, 2011 was 22.3 years. The weighted-average amortization period of customer lists acquired during the year ended December 31, 2011 was 6.8 years. The weighted-average amortization period of other intangibles acquired during the year ended December 31, 2011 was 40.0 years.
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
Estimated future amortization expense for the next five years relating to amortizable intangible assets is as follows:

For the year ending December 31, 2012	$20,986
For the year ending December 31, 2013	$20,012
For the year ending December 31, 2014	$18,917
For the year ending December 31, 2015	$18,234
For the year ending December 31, 2016	$14,295
5. PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

	Year Ended December 31,
	2011	2010
Landfill site costs	$1,066,282	$967,950
Rolling stock	497,984	441,476
Land, buildings and improvements	247,907	219,453
Containers	217,401	189,802
Machinery and equipment	216,749	192,565
Construction in progress	19,617	16,245

	2,265,940	2,027,491
Less accumulated depreciation and depletion	(815,471)	(690,015)

	$1,450,469	$1,337,476

The Company’s landfill depletion expense, recorded in Depreciation in the Consolidated Statements of Income, for the years ended December 31, 2011, 2010 and 2009, was $43,217, $40,884 and $33,627, respectively.
6. OTHER ASSETS, NET
Other assets, net, consist of the following:

	Year Ended December 31,
	2011	2010
Deferred financing costs	$7,795	$2,566
Investment in unconsolidated entity	5,300	5,300
Landfill closure receivable	4,852	4,749
Deposits	1,635	1,659
Unrealized fuel hedge gains	—	2,261
Other	11,683	6,644

	$31,265	$23,179

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
7. ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	Year Ended December 31,
	2011	2010
Insurance claims	$40,137	$37,623
Payroll and payroll-related	30,180	28,910
Interest payable	9,211	5,569
Acquisition-related	8,917	8,558
Unrealized interest rate losses	4,476	4,988
Other	13,322	13,427

	$106,243	$99,075

8. LONG-TERM DEBT
Long-term debt consists of the following:

	Year Ended December 31,
	2011	2010
Revolver under Credit Facility	$519,000	$511,000
2015 Notes	175,000	175,000
2016 Notes	100,000	—
2018 Notes	50,000	—
2019 Notes	175,000	175,000
2021 Notes	100,000	—
Tax-exempt bonds	38,460	39,420
Notes payable to sellers in connection with acquisitions, uncollateralized, bearing interest at 2.50% to 10.35%, principal and interest payments due periodically with due dates ranging from 2012 to 2036	18,356	9,159
Notes payable to third parties, collateralized by substantially all assets of certain subsidiaries of the Company, bearing interest at 6.7% to 10.9%, principal and interest payments due periodically with due dates ranging from 2012 to 2019	2,841	3,056

	1,178,657	912,635
Less — current portion	(5,899)	(2,657)

	$1,172,758	$909,978

Credit Facility
The Company has a senior revolving credit facility with a syndicate of banks for which Bank of America, N.A. acts as administrative agent and J.P. Morgan Chase Bank, N.A. and Wells Fargo Bank, National Association act as co-syndication agents. The maximum borrowings available under the Company’s credit facility were $1,200,000 and $845,000 as of December 31, 2011 and 2010. The Company has the ability to increase commitments under the revolving credit facility from $1,200,000 to $1,500,000, subject to conditions including that no default, as defined in the credit agreement, has occurred, although no existing lender has any obligation to increase its commitment. There is no maximum amount of standby letters of credit that can be issued under the credit facility; however, the issuance of standby letters of credit reduces the amount of total borrowings available. As of December 31, 2011, $519,000 was outstanding under the credit facility, exclusive of outstanding standby letters of credit of $80,395. As of December 31, 2010, $511,000 was outstanding under the credit facility, exclusive of outstanding standby letters of credit of $82,939. The credit facility matures in July 2016. The Company is amortizing the $5,160 debt issuance costs through the maturity date, or July 2016.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
The borrowings under the credit facility bear interest, at the Company’s option, at either the base rate plus the applicable base rate margin (approximately 3.65% and 3.25% at December 31, 2011 and 2010, respectively) on base rate loans, or the Eurodollar rate plus the applicable Eurodollar margin (approximately 1.70% and 0.89% at December 31, 2011 and 2010, respectively) on Eurodollar loans. The applicable margins under the credit facility vary depending on the Company’s leverage ratio, as defined in the credit agreement. As of December 31, 2011 and 2010, the margins were 1.400% and 0.625%, respectively, for Eurodollar loans and 0.40% and 0.00%, respectively, for base rate loans.
The credit facility requires the Company to pay an annual commitment fee on the unused portion of the facility. The commitment fee was 0.25% and 0.15% as of December 31, 2011 and 2010, respectively.
The borrowings under the credit facility are not collateralized. The credit facility contains representations and warranties and places certain business, financial and operating restrictions on the Company relating to, among other things, indebtedness, liens and other encumbrances, investments, mergers and acquisitions, asset sales, sale and leaseback transactions, and dividends, distributions and redemptions of capital stock. The credit facility requires that the Company maintain specified financial ratios. As of December 31, 2011 and 2010, the Company was in compliance with all applicable covenants in the credit facility.
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
Senior Notes due 2016, 2018 and 2021
On April 1, 2011, the Company entered into a Second Supplement to the Master Note Purchase Agreement with certain accredited institutional investors, pursuant to which the Company issued and sold to the investors on that date $250,000 of senior uncollateralized notes at fixed interest rates with interest payable in arrears semi-annually on October 1 and April 1 beginning on October 1, 2011 in a private placement. Of these notes, $100,000 will mature on April 1, 2016 with an annual interest rate of 3.30% (the “2016 Notes”), $50,000 will mature on April 1, 2018 with an annual interest rate of 4.00% (the “2018 Notes”), and $100,000 will mature on April 1, 2021 with an annual interest rate of 4.64% (the “2021 Notes”). The Company is amortizing the $1,489 debt issuance costs through the maturity dates of the respective notes.
The 2015 Notes, 2016 Notes, 2018 Notes, 2019 Notes, and 2021 Notes (collectively, the “Senior Notes”) are uncollateralized obligations and rank equally in right of payment with each of the Senior Notes and obligations under the Company’s senior uncollateralized revolving credit facility. The Senior Notes are subject to representations, warranties, covenants and events of default. Upon the occurrence of an event of default, payment of the Senior Notes may be accelerated by the holders of the respective notes. The Senior Notes may also be prepaid at any time in whole or from time to time in any part (not less than 5% of the then-outstanding principal amount) by the Company at par plus a make-whole amount determined in respect of the remaining scheduled interest payments on the Senior Notes, using a discount rate of the then current market standard for United States treasury bills plus 0.50%. In addition, the Company will be required to offer to prepay the Senior Notes upon certain changes in control.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
The Company may issue additional series of senior uncollateralized notes pursuant to the terms and conditions of the Master Note Purchase Agreement, as amended, provided that the purchasers of the Senior Notes shall not have any obligation to purchase any additional notes issued pursuant to the Master Note Purchase Agreement and the aggregate principal amount of the outstanding notes and any additional notes issued pursuant to the Master Note Purchase Agreement shall not exceed $750,000.
Tax-Exempt Bonds
The Company’s tax-exempt bond financings are as follows:

		Interest Rate				Backed
	Type of	on Bond at		Outstanding Balance at		by Letter
	Interest	December 31,	Maturity Date of	December 31,		of Credit
Name of Bond	Rate	2011	Bond	2011	2010	(Amount)
Madera Bond	Variable	0.18%	May 1, 2016	$1,800	$1,800	$1,829
Tehama Bond	Variable	0.18	June 1, 2014	370	445	375
San Jose Bond — Series 1997A	Variable	0.18	August 1, 2012	160	320	188
San Jose Bond — Series 2001A	Variable	0.18	September 1, 2016	2,580	3,305	2,827
West Valley Bond	Variable	0.18	August 1, 2018	15,500	15,500	15,678
LeMay Washington Bond	Variable	0.19	April 1, 2033	15,930	15,930	16,126
LeMay Olympia Bond	Variable	0.19	April 1, 2019	2,120	2,120	2,151

				$38,460	$39,420	$39,174

In January 2010, the Company gave notice to redeem two of its tax-exempt bonds (the Wasco Bond 2012 and the Wasco Bond 2021) with a remaining principal balance of $10,275. The Company paid the principal, accrued interest and call premium on these bonds on March 1, 2010, recording $459 to Loss on extinguishment of debt in the Consolidated Statements of Income.
The variable-rate bonds are all remarketed weekly by a remarketing agent to effectively maintain a variable yield. If the remarketing agent is unable to remarket the bonds, then the remarketing agent can put the bonds to the Company. The Company has obtained standby letters of credit, issued under its senior revolving credit facility, to guarantee repayment of the bonds in this event. The Company classified these borrowings as long-term at December 31, 2011, because the borrowings are supported by standby letters of credit issued under the Company’s senior revolving credit facility which matures in July 2016.
As of December 31, 2011, aggregate contractual future principal payments by calendar year on long-term debt are due as follows:

2012	$5,899
2013	3,990
2014	5,358
2015	179,084
2016	622,827
Thereafter	361,499

$1,178,657

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
For the years ended December 31, 2010 and 2009, the total interest expense recognized by the Company relating to both the contractual interest coupon and amortization of the non-cash debt discount on the 2026 Notes was $3,120 ($1,935, net of taxes) and $12,184 ($7,554, net of taxes), respectively. The portion of total interest expense related to the contractual interest coupon on the 2026 Notes during each of the years ended December 31, 2010 and 2009 was $1,875 ($1,163, net of taxes) and $7,500 ($4,650, net of taxes), respectively. The portion of total interest expense related to amortizing the non-cash debt discount during the years ended December 31, 2010 and 2009 was $1,245 ($772, net of taxes) and $4,684 ($2,904, net of taxes), respectively. The effective interest rate on the liability component for the years ended December 31, 2010 and 2009 was 6.4%.
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

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
The Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2011 and 2010, were as follows:

	Fair Value Measurement at December 31, 2011 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap derivative instruments — net liability position	$(9,118)	$—	$(9,118)	$—
Fuel hedge derivative instruments — net asset position	$3,506	$—	$—	$3,506
Restricted assets	$30,728	$30,728	$—	$—

	Fair Value Measurement at December 31, 2010 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap derivative instruments — net liability position	$(9,722)	$—	$(9,722)	$—
Fuel hedge derivative instruments — net asset position	$4,730	$—	$—	$4,730
Restricted assets	$30,791	$30,791	$—	$—
During the years ended December 31, 2011 and 2010, there were no fair value measurements of assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition.
The following table summarizes the change in the fair value for Level 3 derivatives for the years ended December 31, 2011 and 2010:

Level 3
Derivatives
Balance as of December 31, 2009	$(104)
Realized losses included in earnings	3,932
Unrealized gains included in AOCL	902

Balance as of December 31, 2010	4,730
Realized gains included in earnings	(4,297)
Unrealized gains included in AOCL	3,073

Balance as of December 31, 2011	$3,506

10. CORPORATE OFFICE RELOCATION
In December 2011, the Company commenced a relocation of its corporate headquarters from Folsom, California to The Woodlands, Texas. The relocation is expected to be completed in 2012. In connection with the relocation, the Company has incurred $83 related to personnel and office relocation expenses as of December 31, 2011, and expects to incur an estimated $15,000 of related costs during 2012. These costs are recorded in Selling, general and administrative expenses in the Consolidated Statements of Income. In addition, the Company may incur a loss on lease in 2012 on the cessation of use of its former corporate headquarters in Folsom, California, which the Company estimates could range between $4,000 and $6,000.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
11. COMMITMENTS AND CONTINGENCIES
COMMITMENTS
Leases
The Company leases its facilities and certain equipment under non-cancelable operating leases for periods ranging from one to 30 years, with renewal options for certain leases. The Company’s total rent expense under operating leases during the years ended December 31, 2011, 2010 and 2009, was $13,519, $12,222 and $11,017, respectively.
As of December 31, 2011, future minimum lease payments, by calendar year, are as follows:

2012	$12,049
2013	10,378
2014	7,873
2015	6,780
2016	6,062
Thereafter	28,962

$72,104

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
At December 31, 2011 and 2010, the Company had provided customers and various regulatory authorities with surety bonds in the aggregate amount of approximately $243,323 and $221,738, respectively, to secure its landfill final capping, closure and post-closure requirements and $68,698 and $63,931, respectively, to secure performance under collection contracts and landfill operating agreements.
The Company owns a 9.9% interest in a company that, among other activities, issues financial surety bonds to secure final capping, landfill closure and post-closure obligations for companies operating in the solid waste industry. The Company accounts for this investment under the cost method of accounting. There have been no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. This investee company and the parent company of the investee has written financial surety bonds for the Company, of which $141,272 and $130,287 were outstanding as of December 31, 2011 and 2010, respectively. The Company’s reimbursement obligations under these bonds are secured by a pledge of its stock in the investee company.
CONTINGENCIES
Environmental Risks
The Company may be subject to liability for any environmental damage that its solid waste facilities cause to neighboring landowners or residents, particularly as a result of the contamination of soil, groundwater or surface water, and especially drinking water, including damage resulting from conditions existing prior to the acquisition of such facilities by the Company. The Company may also be subject to liability for any off-site environmental contamination caused by pollutants or hazardous substances whose transportation, treatment or disposal was arranged by the Company or its predecessors. Any substantial liability for environmental damage incurred by the Company could have a material adverse effect on the Company’s financial condition, results of operations or cash flows. As of December 31, 2011, the Company is not aware of any material environmental liabilities.

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
In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business. Except as noted in the legal cases described below, as of December 31, 2011, there is no current proceeding or litigation involving the Company or its property that the Company believes could have a material adverse impact on its business, financial condition, results of operations or cash flows.
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
In July 2009, HDSWF purchased approximately 325 acres of undeveloped land comprising a proposed new site from the State of New Mexico. HDSWF filed a formal landfill permit application for the new site with the Department on September 17, 2010. On September 12, 2011, the Department deemed the permit application complete and a public hearing on the matter had been tentatively scheduled for April 9, 2012 in Chaparral, New Mexico. On November 9, 2011, HDSWF filed a motion with the Department to hold in abeyance indefinitely the notice for public hearing and the permit hearing. As part of its motion, HDSWF agreed to provide the Department with at least 120 days’ prior notice of any desired, future permit hearing. The Department issued a response in which it did not oppose the motion and agreed to the 120-day notice provision. HDSWF requested the abeyance to defer capital expenditures related to permitting the new site until mid to late 2014, when HDSWF expects to have a better understanding of several current market conditions and regulatory factors that affect the timing and feasibility of the project. These conditions and factors include: the status of the Company’s Solid Waste Disposal and Operating Agreement for the collection and disposal of solid waste generated within the City of El Paso, effective April 28, 2004, which has a 10-year term; the status of El Paso Disposal, LP’s Solid Waste Franchise Agreement for the collection of solid waste generated within the City of El Paso, effective September 1, 2011, which has a 40-month term; whether the City of El Paso implements flow control in September 2014 directing waste collected within its boundaries to City-owned disposal facilities; and whether certain closed or non-operating disposal facilities in the El Paso market area are reopened and whether those facilities are operated by private or public entities.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
At December 31, 2011, the Company had $11,772 of capitalized expenditures related to this landfill development project. Depending on the outcome of the market conditions and regulatory factors described above, the Company may decide in mid to late 2014 to abandon the project and expense in a future period the $11,772 of capitalized expenditures, less the recoverable value of the undeveloped properties and other amounts recovered, which would likely have a material adverse effect on the Company’s results of operations for that period. Alternatively, if the outcome of the market conditions and regulatory factors described above is such that the Company believes the market for disposal of solid waste generated in the City of El Paso will remain competitive, HDSWF may decide in mid to late 2014 to resume its permitting process for the new site. Under those circumstances, if the Department ultimately denies the landfill permit application for the new site, HDSWF intends to actively resume its efforts to enforce the previously issued landfill permit for the original site in Chaparral. If the Company is ultimately issued a permit to operate the landfill at the new site purchased in July 2009, the Company will be required to expense in a future period $10,318 of capitalized expenditures related to the original Chaparral property, less the recoverable value of that undeveloped property and other amounts recovered, which would likely have a material adverse effect on the Company’s results of operations for that period. If the Company instead is ultimately issued a permit to operate the landfill at the original Chaparral property, the Company will be required to expense in a future period $1,454 of capitalized expenditures related to the new site purchased in July 2009, less the recoverable value of that undeveloped property and other amounts recovered. If the Company is not ultimately issued a permit to operate the landfill at either one of the two sites, the Company will be required to expense in a future period the $11,772 of capitalized expenditures, less the recoverable value of the undeveloped properties and other amounts recovered, which would likely have a material adverse effect on the Company’s results of operations for that period.
Harper County, Kansas Landfill Permit Litigation
The Company opened a municipal solid waste landfill in Harper County, Kansas in January 2006, following the issuance by the Kansas Department of Health and Environment (“KDHE”) of a final permit to operate the landfill. The landfill has operated continuously since that time. On October 3, 2005, landfill opponents filed a suit (Board of Comm’rs of Sumner County, Kansas, Tri-County Concerned Citizens and Dalton Holland v. Roderick Bremby, Sec’y of the Kansas Dep’t of Health and Env’t, et al.) in the District Court of Shawnee County, Kansas, seeking a judicial review of KDHE’s decision to issue the permit, alleging that a site analysis prepared for the Company and submitted to KDHE as part of the process leading to the issuance of the permit was deficient in several respects. The action sought to stay the effectiveness of the permit and to nullify it. The Company intervened in this lawsuit shortly after it was filed. On April 7, 2006, the District Court issued an order denying the plaintiffs’ request for judicial review on the grounds that they lacked standing to bring the action. The plaintiffs appealed that decision to the Kansas Court of Appeals, and on October 12, 2007, the Court of Appeals issued an opinion reversing and remanding the District Court’s decision. The Company appealed the decision to the Kansas Supreme Court, and on July 25, 2008, the Supreme Court affirmed the decision of the Court of Appeals and remanded the case to the District Court for further proceedings on the merits. Plaintiffs filed a second amended petition on October 22, 2008, and the Company filed a motion to strike various allegations contained within the second amended petition. On July 2, 2009, the District Court granted in part and denied in part the Company’s motion to strike. The District Court also set a new briefing schedule, and the parties completed the briefing during the first half of 2010. Oral argument in the case occurred on September 27, 2010. There is no scheduled time limit within which the District Court has to decide this administrative appeal. While the Company believes that it will prevail in this case, the District Court could remand the matter back to KDHE for additional review of its decision or could revoke the permit. An order of remand to KDHE would not necessarily affect the Company’s continued operation of the landfill. Only in the event that a final, materially adverse determination with respect to the permit is received would there likely be a material adverse effect on the Company’s reported results of operations in the future. If as a result of this litigation, after exhausting all appeals, the Company was unable to continue to operate the landfill, the Company estimates that it would be required to record a pre-tax impairment charge of approximately $17,700 to reduce the carrying value of the landfill to its estimated fair value. In addition, the Company estimates the current annual impact to its pre-tax earnings that would result if it was unable to continue to operate the landfill would be approximately $4,600 per year.
Solano County, California Measure E/Landfill Expansion Litigation
The Company and one of its subsidiaries, Potrero Hills Landfill, Inc. (“PHLF”), were named as real parties in interest in an amended complaint captioned Sustainability, Parks, Recycling and Wildlife Legal Defense Fund v. County of Solano, which was filed in the Superior Court of California, County of Solano, on July 9, 2009 (the original complaint was filed on June 12, 2009). This lawsuit seeks to compel Solano County to comply with Measure E, a ballot initiative and County ordinance passed in 1984 that the County has not enforced against PHLF since at least 1992. Measure E directs in part that Solano County shall not allow the importation into the County of any solid waste which originated or was collected outside the County in excess of 95,000 tons per year. PHLF disposes of and accepts for beneficial reuse and recycling approximately 840,000 tons of solid waste annually, approximately 650,000 tons of which originate from sources outside of Solano County. The Sustainability, Parks, Recycling and Wildlife Legal Defense Fund (“SPRAWLDEF”) lawsuit also seeks to overturn Solano County’s approval of the use permit for the expansion of the Potrero Hills Landfill and the related Environmental Impact Report (“EIR”), arguing that both violate Measure E and that the EIR violates the California Environmental

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Quality Act (“CEQA”). Two similar actions seeking to enforce Measure E, captioned Northern California Recycling Association v. County of Solano and Sierra Club v. County of Solano, were filed in the same court on June 10, 2009, and August 10, 2009, respectively. The Northern California Recycling Association (“NCRA”) case does not name the Company or any of its subsidiaries as parties and does not contain any CEQA claims. The Sierra Club case names PHLF as a real party in interest, and seeks to overturn the conditional use permit for the expansion of the landfill on Measure E grounds (but does not raise CEQA claims). These lawsuits follow a previous lawsuit concerning Measure E that NCRA filed against PHLF in the same court on July 22, 2008, prior to the Company’s acquisition of PHLF in April 2009, but which NCRA later dismissed.
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
In December 2010, the Court entered final judgments and writs of mandamus in the three cases, and Solano County, the Company, PHLF and the waste hauling company intervenors filed notices of appeal, which stayed the judgments and writs pending the outcome of the appeal. Petitioners Sierra Club and SPRAWLDEF cross-appealed the Court’s ruling denying their petitions for writs to overturn PHLF’s expansion permit. The appeals and cross-appeals were consolidated and the parties entered into a stipulated briefing schedule that was completed in August 2011. In addition, seventeen separate entities filed friend of court briefs on behalf of the Company and Solano County in September 2011, including the California Attorney General on behalf of the California Department of Resources Recycling and Recovery; the City and County of San Francisco; solid waste joint powers authorities serving the areas of Napa County, the City of Vallejo, the South Lake Tahoe Basin, Central Contra Costa County and the Salinas Valley; the California Association of Sanitation Agencies; sanitation districts serving Los Angeles County and Orange County; the NSWMA; the National Association of Manufacturers; the CRRC; the Los Angeles County Waste Management Association; the Solid Waste Association of Orange County; the Inland Empire Disposal Association; and the California Manufacturers and Technology Association. Sierra Club and SPRAWLDEF filed responses to these briefs in October 2011. No friend of court briefs were filed on behalf of the petitioners. The case is now fully briefed and all parties have requested oral argument.
As part of the final judgments, the Solano County Superior Court retained jurisdiction over any motions for attorneys’ fees under California’s Private Attorney General statute. Petitioners NCRA, SPRAWLDEF and Sierra Club each filed a bill of costs and a motion for attorney fees totaling $771. The Company vigorously opposed the award of attorney fees. The motions were heard in March 2011. On May 31, 2011, the court issued a final order awarding petitioners $452 in attorneys’ fees, $411 of which relates to the SPRAWLDEF and Sierra Club cases in which the Company or PHLF is a named party. The court allocated 50% of the fee amount to PHLF, none of which the Company recorded as a liability at December 31, 2011. The Company and Solano County appealed this attorneys’ fees order in July 2011. Once procedural steps are completed, the Company will request a stay of this appeal until the merits of the underlying Measure E cases have been finally determined. If the Company prevails on the appeals of the three underlying cases, then none of the Petitioners would be entitled to attorneys’ fees and costs. If the Company is unsuccessful on these appeals and its future appeals of the attorneys’ fees judgment, PHLF and the County would each ultimately be severally liable for $206 in attorneys’ fees for the SPRAWLDEF and Sierra Club cases. However, in all three cases, the Company may reimburse the County for any such attorneys’ fees under the indemnification provision in PHLF’s land use permit.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
At this point, the Company is not able to determine the likelihood of any outcome in this matter. However, in the event that after all appeals are exhausted the Superior Court’s writ of mandamus enforcing Measure E as rewritten is upheld, the Company estimates that the current annual impact to its pre-tax earnings resulting from the restriction on imports into Solano County would be approximately $5,000 per year. The Company’s estimate could be impacted by various factors, including the County’s allocation of the 95,000 tons per year import restriction among PHLF and the other disposal and composting facilities in Solano County. In addition, if the final rulings on Measure E do not limit the importation of waste into Solano County from other states, the Company could potentially offset a portion of the estimated reduction to its pre-tax earnings by internalizing waste for disposal at PHLF from other states in which the Company operates, or by accepting waste volumes from third party haulers operating outside of California.
In response to the pending three state court actions to enforce Measure E described above, the Company, PHLF and other waste hauling companies in California, Oregon and Nevada that are damaged by Measure E and would be further damaged if Measure E was enforced, filed a federal lawsuit to enjoin Measure E and have it declared unconstitutional. On September 8, 2009, the coalition brought suit in the United States District Court for the Eastern District of California in Sacramento challenging Measure E under the Commerce Clause of the United States Constitution, captioned Potrero Hills Landfill, Inc. et al. v. County of Solano. In response, SPRAWLDEF, Sierra Club and NCRA intervened in the federal case to defend Measure E and filed motions to dismiss the federal suit, or in the alternative, for the court to abstain from hearing the case in light of the pending state court Measure E actions. On December 23, 2009, the federal court abstained and declined to accept jurisdiction over the Company’s case, holding that Measure E raised unique state issues that should be resolved by the pending state court litigation, and granted the motions to dismiss. The Company appealed this ruling and on September 23, 2011, the Ninth Circuit Court of Appeals reversed the district court’s decision. On remand, the district court held a hearing on January 11, 2012 regarding the intervenors’ alternative grounds for abstention or dismissal. The court requested supplemental briefing on one issue to be completed by early February 2012 and indicated it would rule promptly thereafter.
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
SPRAWLDEF additionally filed a lawsuit seeking a writ of mandate in Sacramento County Superior Court on August 20, 2009, captioned SPRAWLDEF v. California Integrated Waste Management Board (“CIWMB”), County of Solano, et al., challenging a CIWMB decision to dismiss SPRAWLDEF’s administrative appeal to the CIWMB seeking to set aside a 2006 solid waste facilities permit issued to Potrero Hills Landfill by the Solano County Local Enforcement Agency. The case names the Company and PHLF as real parties in interest. The appeal was dismissed by the CIWMB for failure to raise a substantial issue. The 2006 facilities permit authorizes operational modifications and enhanced environmental control measures. The case was tried in Sacramento County Superior Court in October 2010, and the Superior Court rejected all of SPRAWLDEF’s claims and ordered the writ petition dismissed. SPRAWLDEF appealed the dismissal to the Third District Court of Appeal. The case has been fully briefed and a notification of oral argument and decision from the Court of Appeal are pending. While the Company believes that the respondent agencies will prevail in this case, in the unlikely event that the 2006 permit was set aside, PHLF would revert to operating the Potrero Hills Landfill under the site’s 1996 solid waste facilities permit.
On December 17, 2010, SPRAWLDEF and one its members filed a petition for writ of mandate in San Francisco Superior Court seeking to overturn the October 2010 approval of the marsh development permit issued by the San Francisco Bay Conservation and Development Commission (“BCDC”) for PHLF’s landfill expansion, alleging that the approval is contrary to the Marsh Act and Measure E. The petition, captioned SPRAWLDEF v. San Francisco Bay Conservation and Development Commission, names BCDC as a respondent and the Company as the real party in interest. Petitioners seek a declaration that the law does not allow BCDC to approve a marsh development permit beyond the footprint and operational levels originally approved for PHLF in 1984, and that the approval violates Measure E. BCDC has prepared the administrative record for its permit decision and the parties have stipulated to a briefing schedule that will be completed by February 7, 2012. A hearing date has been set for February 23, 2012. At this point the Company is not able to determine the likelihood of any outcome in this matter.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
On June 10, 2011, June Guidotti, a property owner adjacent to PHLF, and SPRAWLDEF and one of its members, each filed administrative petitions for review with the State Water Resources Control Board (“State Board”) seeking to overturn a May 11, 2011 Order No. 2166-(a) approving waste discharge requirements issued by the San Francisco Bay Regional Water Quality Control Board (“Regional Board”) for PHLF’s landfill expansion, alleging that the order is contrary to the State Board’s Title 27 regulations authorizing waste discharge requirements for landfills, and in the case of the SPRAWLDEF petition, further alleging that the Regional Board’s issuance of a Clean Water Act section 401 certification is not supported by an adequate alternatives analysis as required by the federal Clean Water Act. The Regional Board is preparing the administrative record of its decision to issue Order 2166-(a) to be filed with the State Board as well as its response to the petitions for review. It is anticipated that the Regional Board will vigorously defend its actions and seek dismissal of the petitions for review. A hearing date has not yet been set on either petition, and the State Board has held both the Guidotti and SPRAWLDEF petitions in abeyance at the petitioners’ requests. At this point the Company is not able to determine the likelihood of any outcome in this matter.
If as a result of any of the matters described above, after exhausting all appeals, PHLF is unable to secure an expansion permit, and the Superior Court’s writ of mandamus enforcing Measure E as rewritten is ultimately upheld, the Company estimates that it would be required to recognize a pre-tax impairment charge of approximately $42,000 to reduce the carrying value of PHLF to its estimated fair value, in addition to the approximately $5,000 annual impact to its pre-tax earnings described above. If PHLF is unable to secure an expansion permit but Measure E is ultimately ruled to be unenforceable, the Company estimates that it would be required to recognize a pre-tax impairment charge of approximately $30,000 to reduce the carrying value of PHLF to its estimated fair value.
Colonie, New York Landfill Privatization Litigation
One of the Company’s wholly-owned subsidiaries, Capital Region Landfills, Inc. (“CRL”) and the Town of Colonie, New York (“Colonie”), entered into a Solid Waste Facility Operating Agreement, dated August 4, 2011 (“Agreement”). CRL was selected to operate the Town’s solid waste management operations, which include a landfill, pursuant to a request for proposals initiated by Colonie pursuant to New York State General Municipal Law (“GML”) section 120-w. CRL commenced operating the Town’s solid waste management operations pursuant to the Agreement on September 19, 2011. By notice of petition and petition, dated September 29, 2011, filed in New York State Supreme Court for the County of Albany, seven individuals commenced a proceeding pursuant to Article 78 of the New York State Civil Practice Law and Rules (“CPLR”) against Colonie, its Town Board and its Supervisor, Paula A. Mahan (“Town Respondents”). The case is captioned, Conners, et al. v. Town of Colonie, et al., Index No. 006312/2011 (Sup. Ct., Albany Co.). The Petitioners are: Michael Conners, II, Anna M. Denney, Derrick D. Denney, Kirk E. Denney, Amy Steenburgh, Brian D. Steenburgh and Mary Lou Swatling. On October 17, 2011, an amended petition, dated October 11, 2011, was served on the Town, naming CRL and the Company as additional Respondents. The petition alleges that the Petitioners are residents of Colonie, and own or reside on property abutting or in close proximity to the landfill, or which is affected by the Agreement. Petitioners claim that the Agreement is the functional equivalent of a lease and therefore should be subject to the permissive referendum requirements of New York State Town Law (“Town Law”) sections 64(2) and 90. The petition, as amended, asserts that Respondents failed, within ten days of the Town Board’s adoption of a July 28, 2011 resolution authorizing Colonie to enter into the Agreement with CRL, to post and publish notice setting forth the date of adoption of the resolution, an abstract of the Town Board’s action and a statement that the resolution was adopted subject to a permissive referendum. Petitioners seek judgment (i) annulling and setting aside the resolution, (ii) declaring the Agreement invalid, unlawful and unenforceable, (iii) restraining and enjoining Respondents from attempting to enforce the resolution or the Agreement, and (iv) awarding Petitioners costs, disbursements and attorneys’ fees incurred in connection with this proceeding; and such other and further relief as the Court deems just and proper.
On October 31, 2011 and November 2, 2011, the Town Respondents, CRL and the Company filed motions to dismiss on various procedural and substantive grounds. On November 3, 2011, Petitioners filed an opposition to the motions to dismiss and cross-moved to file a second amended petition seeking to add the Town Clerk and the unions as Respondents. No more filings are expected prior to a ruling on the motions to dismiss and cross-motion.
At this stage, the Company is not able to determine the likelihood of any outcome in this matter. If, however, as a result of this litigation, after the parties have exhausted all appeals, the Agreement is nullified and CRL is unable to continue to operate Colonie’s solid waste management operations, the Agreement requires Colonie to repay to CRL an amount equal to a prorated amount of $23,000 of the initial payment made by CRL to Colonie plus the amount of any capital that CRL has invested in the Colonie Landfill. The prorated amount owed to CRL by Colonie would be calculated by dividing the $23,000 plus the amount of invested capital by the number of years of remaining airspace at the Colonie Landfill, as measured from the effective date of the Agreement, and then multiplying the result by the number of years of remaining airspace at the Colonie Landfill, as measured from the date the Agreement is nullified. Furthermore, if the Agreement is nullified as a result of the litigation, Colonie would resume responsibility for all final capping, closure and post-closure liabilities for the Colonie Landfill.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Collective Bargaining Agreements
Seven of the Company’s collective bargaining agreements are set to expire in 2012. The Company does not expect any significant disruption in its overall business in 2012 as a result of labor negotiations, employee strikes or organizational efforts.
12. STOCKHOLDERS’ EQUITY
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
Cash Dividend
In October 2010, the Company’s Board of Directors declared the initiation of a quarterly cash dividend of $0.075 per share, as adjusted for the three-for-two stock split described above. In October 2011, the Company announced that its Board of Directors increased its regular quarterly cash dividend by $0.015, from $0.075 to $0.09 per share. Cash dividends of $35,566 and $8,561 were paid during the years ended December 31, 2011 and 2010, respectively.
Share Repurchase Program
On December 5, 2011, the Company announced that its Board of Directors authorized a $400,000 increase to, and extended the term of, its previously announced common stock repurchase program. The Company’s Board of Directors has authorized a common stock repurchase program for the repurchase of up to $1,200,000 of common stock through December 31, 2014. Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. The timing and amounts of any repurchases will depend on many factors, including the Company’s capital structure, the market price of the common stock and overall market conditions. As of December 31, 2011 and 2010, the Company had repurchased in aggregate 39,245,819 and 35,438,096 shares, respectively, of its common stock at an aggregate cost of $765,443 and $648,626, respectively. As of December 31, 2011, the remaining maximum dollar value of shares available for purchase under the program was approximately $434,557. The Company’s policy related to repurchases of its common stock is to charge any excess of cost over par value entirely to additional paid-in capital.
Common Stock
Of the 139,092,218 shares of common stock authorized but unissued as of December 31, 2011, the following shares were reserved for issuance:

Stock option and restricted stock unit plans	5,896,829
Consultant Incentive Plan	330,072
2002 Restricted Stock Plan	15,752

6,242,653

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Restricted Stock, Stock Options and Restricted Stock Units
During 2002, the Company’s Board of Directors adopted the 2002 Restricted Stock Plan in which selected employees, other than officers and directors, may participate. Restricted stock awards under the 2002 Restricted Stock Plan may or may not require a cash payment from a participant to whom an award is made. The awards become free of the stated restrictions over periods determined at the date of the grant, subject to continuing employment, the achievement of particular performance goals and/or the satisfaction of certain vesting provisions applicable to each award of shares. The Board of Directors authorizes the grant of any stock awards and determines the employees to whom shares are awarded, number of shares to be awarded, award period and other terms and conditions of the awards. Unvested shares of restricted stock may be forfeited and revert to the Company if a plan participant resigns from the Company and its subsidiaries, is terminated for cause or violates the terms of any noncompetition or nonsolicitation agreements to which that plan participant is bound (if such plan participant has been terminated without cause). A total of 320,625 shares of the Company’s common stock were reserved for issuance under the 2002 Restricted Stock Plan. As of December 31, 2011, 15,752 shares of common stock were available for future grants of restricted stock under the 2002 Restricted Stock Plan. There were no restricted shares granted or outstanding under the 2002 Restricted Stock Plan during the years ended December 31, 2011, 2010 and 2009.
In 1997, the Company’s Board of Directors adopted the 1997 Stock Option Plan in which all officers, employees, directors and consultants may participate. Options granted under the 1997 Stock Option Plan may either be incentive stock options or nonqualified stock options, generally have a term of 10 years from the date of grant, and will vest over periods determined at the date of grant. The exercise prices of the options are determined by the Company’s Board of Directors and, in the case of incentive stock options, will be at least 100% or 110% of the fair market value of the Company’s common stock on the date of grant as provided for in the 1997 Stock Option Plan. The 1997 Stock Option Plan provides for the reservation of common stock for issuance thereunder equal to 11,691,600 shares. As of December 31, 2011, no options for shares of common stock were available for future grants under the 1997 Stock Option Plan.
In 2002, the Company’s Board of Directors authorized two additional equity-based compensation plans: the 2002 Stock Option Plan and 2002 Senior Management Equity Incentive Plan. A total of 8,244,546 shares of the Company’s common stock were reserved for future issuance under the 2002 Stock Option Plan. Participation in the 2002 Stock Option Plan is limited to consultants and employees, other than officers and directors. Options granted under the 2002 Stock Option Plan are nonqualified stock options and have a term of no longer than 10 years from the date they are granted. Options generally become exercisable in installments pursuant to a vesting schedule set forth in each option agreement. The Board of Directors authorizes the granting of options and determines the employees and consultants to whom options are to be granted, the number of shares subject to each option, the exercise price, option term, vesting schedule and other terms and conditions of the options. A total of 9,216,710 shares of the Company’s common stock were reserved for future issuance under the 2002 Senior Management Equity Incentive Plan. The Company’s stockholders approved the 2002 Senior Management Equity Incentive Plan on May 16, 2002. Participation in the 2002 Senior Management Equity Incentive Plan is limited to officers and directors of the Company and its subsidiaries. Options granted under the 2002 Senior Management Equity Incentive Plan may be either incentive stock options or nonqualified stock options and have a term of no longer than 10 years from the date they are granted. Options generally become exercisable in installments pursuant to a vesting schedule set forth in each option agreement. The Board of Directors authorizes the granting of options and determines the officers and directors to whom options are to be granted, the number of shares subject to each option, the exercise price, option term, vesting schedule and other terms and conditions of the options. In the case of incentive stock options, the exercise price will be at least 100% or 110% of the fair market value of the Company’s common stock on the date of grant as provided for in the 2002 Senior Management Equity Incentive Plan. As of December 31, 2011, no options were available for future grants under the 2002 Stock Option Plan and 1,500,000 shares of common stock were available for future grants under the 2002 Senior Management Equity Incentive Plan.
In 2004, the Company’s Board of Directors authorized the 2004 Equity Incentive Plan. On May 7, 2010, the Company’s stockholders approved the latest amendment to the plan, now the Third Amended and Restated 2004 Equity Incentive Plan (the “2004 Equity Incentive Plan”). A total of 7,162,500 shares of the Company’s common stock were reserved for future issuance under the 2004 Equity Incentive Plan, all of which may be used for grants of stock options, restricted stock, and/or restricted stock units. Participation in the 2004 Equity Incentive Plan is limited to consultants and employees, including officers and directors. Options granted under the 2004 Equity Incentive Plan are nonqualified stock options and have a term of no longer than five years from the date they are granted. Restricted stock, restricted stock units, and options generally vest in installments pursuant to a vesting schedule set forth in each option or restricted stock or unit agreement. The Board of Directors authorizes the granting of options, restricted stock and restricted stock units, and determines the employees and consultants to whom options, restricted stock, and restricted stock units are to be granted, the number of shares subject to each option, restricted stock, or restricted stock unit, the exercise price, term, vesting schedule and other terms and conditions of the options, restricted stock, or restricted stock units. The exercise prices of the options shall not be less than the fair market value of the Company’s common stock on the date of grant. Restricted stock awards under the plan may or may not require a cash payment from a participant to whom an award is made; restricted stock unit awards under the plan do not require any cash payment from the participant to whom an award is made. The fair value of restricted stock units granted during the years ended December 31, 2011, 2010 and 2009, was determined based on the number of restricted stock units granted and the quoted price of the Company’s common stock on the date of grant. As of December 31, 2011, 2,159,879 shares of common stock were available to be issued pursuant to future awards granted under the 2004 Equity Incentive Plan.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
The following table summarizes restricted stock units activity for the 2004 Equity Incentive Plan:

	Year Ended December 31,
	2011	2010	2009
Restricted stock units granted	500,048	596,463	587,526
Weighted average grant-date fair value of restricted stock units granted	$29.28	$21.32	$17.51
Total fair value of restricted stock units granted	$14,643	$12,750	$10,265
Restricted stock units becoming free of restrictions	576,522	511,196	409,136
Weighted average restriction period (in years)	3.9	3.8	4.4
A summary of activity related to restricted stock units under the 2004 Equity Incentive Plan as of December 31, 2010, and changes during the year ended December 31, 2011, is presented below:

		Weighted-Average
		Grant Date Fair
	Unvested Shares	Value Per Share
Outstanding at December 31, 2010	1,514,459	$19.36
Granted	500,048	29.28
Forfeited	(44,976)	23.48
Vested and Issued	(545,223)	18.99
Vested and Unissued	(31,299)	21.22

Outstanding at December 31, 2011	1,393,009	22.79

A summary of the Company’s stock option activity and related information as of December 31, 2010, and changes during the year ended December 31, 2011, is presented below:

		Weighted
	Number of	Average
	Shares (Options)	Exercise Price
Outstanding as of December 31, 2010	1,217,146	$12.90
Granted	—	—
Forfeited	(5,064)	10.61
Exercised	(398,315)	12.95

Outstanding as of December 31, 2011	813,767	12.89

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
The following table summarizes information about stock options outstanding as of December 31, 2011:

	Options Outstanding			Options Vested and Exercisable
			Weighted
			Average			Weighted
		Weighted	Remaining		Weighted	Average
		Average	Contractual		Average	Remaining
		Exercise	Life		Exercise	Contractual
Exercise Price	Shares	Price	(in years)	Shares	Price	Life (in years)
$7.00 to $10.00	112,949	$9.10	0.9	112,949	$9.10	0.9
$10.01 to $12.00	264,543	11.07	2.1	264,543	11.07	2.1
$12.01 to $15.00	262,312	14.65	3.1	262,312	14.65	3.1
$15.01 to $17.00	173,963	15.45	4.1	173,963	15.45	4.1

	813,767	12.89	2.7	813,767	12.89	2.7

The aggregate intrinsic value for both options outstanding and options exercisable at December 31, 2011, was $16,481. During the year ended December 31, 2010, the final 164,314 of unvested options to purchase common stock became vested.
The total intrinsic value of stock options exercised during the years ended December 31, 2011, 2010 and 2009, was $7,597, $30,059 and $10,427, respectively. The total fair value of stock options vested during the years ended December 31, 2010 and 2009, was $726 and $575, respectively. As of December 31, 2011, 2010 and 2009, a total of 813,767, 1,217,146 and 3,628,542 options to purchase common stock were exercisable under all stock option plans, respectively.
Stock Purchase Warrants
In 2002, the Company’s Board of Directors authorized the 2002 Consultant Incentive Plan, under which warrants to purchase the Company’s common stock may be issued to certain consultants to the Company. Warrants awarded under the Consultant Incentive Plan are subject to a vesting schedule set forth in each warrant agreement. Historically, warrants issued have been fully vested and exercisable at the date of grant. The Board of Directors authorizes the issuance of warrants and determines the consultants to whom warrants are to be issued, the number of shares subject to each warrant, the purchase price, exercise date and period, warrant term and other terms and conditions of the warrants. The Board reserved 675,000 shares of the Company’s common stock for future issuance under the Consultant Incentive Plan. As of December 31, 2011, 279,872 shares of common stock were available for future grants of warrants under the 2002 Consultant Incentive Plan.
A summary of warrant activity as of December 31, 2010, and changes during the year ended December 31, 2011, is presented below:

		Weighted-Average
	Warrants	Exercise Price
Outstanding at December 31, 2010	69,804	$23.27
Granted	9,324	31.21
Forfeited	(20,231)	21.37
Exercised	(8,697)	21.38

Outstanding at December 31, 2011	50,200	25.83

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
The following table summarizes information about warrants outstanding as of December 31, 2011 and 2010:

			Fair Value
			of
	Warrants		Warrants	Outstanding at December 31,
Grant Date	Issued	Exercise Price	Issued	2011	2010
Throughout 2006	23,093	$15.15 to $18.31	$115	—	3,915
Throughout 2007	21,206	$19.80 to $22.68	123	1,391	14,291
Throughout 2008	13,901	$18.97 to $22.70	79	—	—
Throughout 2009	5,589	$14.67 to $19.61	22	1,735	1,735
Throughout 2010	51,627	$20.64 to $27.41	351	37,750	49,863
Throughout 2011	9,324	$27.53 to $33.14	79	9,324	—

				50,200	69,804

The warrants are exercisable when granted and expire between 2012 and 2016.
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

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
13. COMPREHENSIVE INCOME
Comprehensive income includes changes in the fair value of interest rate swaps and fuel hedges that qualify for hedge accounting. The components of other comprehensive income (loss) and related tax effects for the years ended December 31, 2011, 2010 and 2009, are as follows:

	Year Ended December 31, 2011
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$5,803	$(2,205)	$3,598
Fuel hedge amounts reclassified into cost of operations	(4,297)	1,633	(2,664)
Changes in fair value of interest rate swaps	(5,200)	1,976	(3,224)
Changes in fair value of fuel hedges	3,073	(1,168)	1,905

	$(621)	$236	$(385)

	Year Ended December 31, 2010
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$9,052	$(3,440)	$5,612
Fuel hedge amounts reclassified into cost of operations	3,932	(1,494)	2,438
Changes in fair value of interest rate swaps	(11,013)	4,201	(6,812)
Changes in fair value of fuel hedges	902	(343)	559

	$2,873	$(1,076)	$1,797

	Year Ended December 31, 2009
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$14,669	$(5,545)	$9,124
Fuel hedge amounts reclassified into cost of operations	8,508	(3,216)	5,292
Changes in fair value of interest rate swaps	5,367	(2,084)	3,283
Changes in fair value of fuel hedges	2,199	(853)	1,346

	$30,743	$(11,698)	$19,045

A rollforward of the amounts included in AOCL, net of taxes, is as follows:

			Accumulated
			Other
		Interest	Comprehensive
	Fuel Hedges	Rate Swaps	Loss
Balance at December 31, 2009	$(66)	$(4,826)	$(4,892)
Amounts reclassified into earnings	2,438	5,612	8,050
Changes in fair value	559	(6,812)	(6,253)

Balance at December 31, 2010	2,931	(6,026)	(3,095)
Amounts reclassified into earnings	(2,664)	3,598	934
Changes in fair value	1,905	(3,224)	(1,319)

Balance at December 31, 2011	$2,172	$(5,652)	$(3,480)

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
14. INCOME TAXES
The provision for income taxes for the years ended December 31, 2011, 2010 and 2009, consists of the following:

	Years Ended December 31,
	2011	2010	2009
Current:
Federal	$45,922	$54,652	$22,544
State	10,047	8,251	3,797
Deferred:
Federal	48,011	24,315	35,388
State	2,978	2,116	2,836

Provision for income taxes	$106,958	$89,334	$64,565

Significant components of deferred income tax assets and liabilities as of December 31, 2011 and 2010 are as follows:

	2011	2010
Deferred income tax assets:
Accounts receivable reserves	$2,514	$1,932
Accrued expenses	23,320	22,317
Compensation	8,288	6,970
Interest rate and fuel hedges	2,133	1,897
Leases	1,355	1,505
State taxes	2,952	2,555
Contingent liabilities	8,578	—

Gross deferred income tax assets	49,140	37,176
Less: Valuation allowance	—	—

Net deferred income tax assets	49,140	37,176

Deferred income tax liabilities:
Goodwill and other intangibles	(184,573)	(149,130)
Property and equipment	(207,681)	(173,863)
Landfill closure/post-closure	(21,321)	(17,270)
Prepaid expenses	(10,775)	(9,196)
Other	(1,294)	(2,001)

Total deferred income tax liabilities	(425,644)	(351,460)

Net deferred income tax liability	$(376,504)	$(314,284)

During the years ended December 31, 2011, 2010 and 2009, the Company reduced its taxes payable by $8,990, $15,609 and $6,795 respectively, as a result of the exercise of non-qualified stock options, the vesting of restricted stock units, and the disqualifying disposition of incentive stock options. The excess tax benefit associated with equity-based compensation of $4,763, $11,997 and $4,054 for the years ended December 31, 2011, 2010 and 2009, respectively, was recorded in additional paid-in capital.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
The differences between the Company’s income tax provision as presented in the accompanying statements of income and income tax provision computed at the federal statutory rate consist of the items shown in the following table as a percentage of pre-tax income:

	Years Ended December 31,
	2011	2010	2009
Income tax provision at the statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	3.7	3.4	3.0
Deferred income tax liability adjustments	—	0.4	(0.7)
Noncontrolling interests	(0.1)	(0.2)	(0.2)
Other	0.6	1.0	(0.3)

	39.2%	39.6%	36.8%

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
At December 31, 2011 and 2010, the Company did not have any significant federal or state net operating loss carryforwards.
The Company and its subsidiaries are subject to U.S. federal income tax as well as to income tax of multiple state jurisdictions. The Company has concluded all U.S. federal income tax matters for years through 2007. All material state and local income tax matters have been concluded for years through 2006.
The Company did not have any unrecognized tax benefits recorded at December 31, 2011. At December 31, 2010, the Company had approximately $341 of total gross unrecognized tax benefits. Of the total gross unrecognized tax benefits at December 31, 2010, $327 (net of the federal benefit on state amounts) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. The Company does not anticipate the total amount of unrecognized tax benefits will significantly change by December 31, 2012.
The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company had approximately $29 accrued for interest, net of tax, at December 31, 2010, and no accrual for penalties at December 31, 2010. The Company released, net of recognition, approximately $29 and $85 for interest, net of tax, and recognized no expense for penalties during the years ended December 31, 2011 and 2010, respectively.
The following is a rollforward of the Company’s unrecognized tax benefits from January 1, 2009 to December 31, 2011:

	2011	2010	2009
Unrecognized tax benefits at beginning of period	$341	$942	$1,764
Gross increases — tax positions in prior periods	—	—	562
Gross decreases — tax positions in prior periods	—	—	—
Lapse of statutes of limitations	(341)	(601)	(1,384)

Unrecognized tax benefits at end of period	$—	$341	$942

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
The Company manages its operations through three geographic operating segments, which are also the Company’s reportable segments. Each operating segment is responsible for managing several vertically integrated operations, which are comprised of districts. In April 2011, as a result of the County Waste acquisition described in Note 3, the Company realigned its reporting structure and changed its three geographic operating segments from Western, Central and Southern to Western, Central and Eastern. As part of this realignment, the states of Arizona, Louisiana, New Mexico and Texas, which were previously part of the Southern region, are now included in the Central region. Also as part of this realignment, the state of Michigan, which was previously part of the Central region, is now included in the Eastern region (previously referred to as the Southern region). Additionally, the states of New York and Massachusetts, which the Company now operates in as a result of the County Waste acquisition, are included in the Eastern region. The segment information presented herein reflects the realignment of these districts. Under the current orientation, the Company’s Western Region is comprised of operating locations in California, Idaho, Montana, Nevada, Oregon, Washington and western Wyoming; the Company’s Central Region is comprised of operating locations in Arizona, Colorado, Kansas, Louisiana, Minnesota, Nebraska, New Mexico, Oklahoma, South Dakota, Texas, Utah and eastern Wyoming; and the Company’s Eastern Region is comprised of operating locations in Alabama, Illinois, Iowa, Kentucky, Massachusetts, Michigan, Mississippi, New York, North Carolina, South Carolina and Tennessee.
The Company’s Chief Operating Decision Maker (“CODM”) evaluates operating segment profitability and determines resource allocations based on operating income before depreciation, amortization and gain (loss) on disposal of assets. Operating income before depreciation, amortization and gain (loss) on disposal of assets is not a measure of operating income, operating performance or liquidity under GAAP and may not be comparable to similarly titled measures reported by other companies. The Company’s management uses operating income before depreciation, amortization and gain (loss) on disposal of assets in the evaluation of segment operating performance as it is a profit measure that is generally within the control of the operating segments. A reconciliation of operating income before depreciation, amortization and gain (loss) on disposal of assets to income before income tax provision is included at the end of this Note 15.
Summarized financial information concerning the Company’s reportable segments for the years ended December 31, 2011, 2010 and 2009, is shown in the following tables:

				Operating Income
				Before
				Depreciation,
Year Ended				Amortization and
December 31,		Intercompany		Gain (Loss) on	Depreciation and	Capital
2011	Gross Revenues	Revenues(b)	Net Revenues	Disposal of Assets(c)	Amortization	Expenditures	Total Assets(e)
Western	$841,006	$(98,418)	$742,588	$232,940	$74,628	$57,037	$1,370,098
Central	481,835	(51,658)	430,177	152,059	49,490	46,463	1,040,962
Eastern	401,137	(68,536)	332,601	95,301	41,135	35,139	841,251
Corporate(a), (d)	—	—	—	5,519	1,847	3,285	75,694

	$1,723,978	$(218,612)	$1,505,366	$485,819	$167,100	$141,924	$3,328,005

				Operating Income
				Before
				Depreciation,
Year Ended				Amortization and
December 31,		Intercompany		Gain (Loss) on	Depreciation and	Capital
2010	Gross Revenues	Revenues(b)	Net Revenues	Disposal of Assets(c)	Amortization	Expenditures	Total Assets(e)
Western	$801,854	$(92,033)	$709,821	$218,254	$72,563	$54,697	$1,378,920
Central	436,630	(49,933)	386,697	127,861	44,247	46,573	1,007,173
Eastern	275,058	(51,819)	223,239	69,013	28,979	32,272	466,329
Corporate(a), (d)	—	—	—	5,282	1,667	1,287	63,562

	$1,513,542	$(193,785)	$1,319,757	$420,410	$147,456	$134,829	$2,915,984

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

				Operating Income
				Before
				Depreciation,
Year Ended				Amortization and
December 31,		Intercompany		Gain (Loss) on	Depreciation and	Capital
2009	Gross Revenues	Revenues(b)	Net Revenues	Disposal of Assets(c)	Amortization	Expenditures	Total Assets(e)
Western	$718,262	$(83,894)	$634,368	$184,421	$64,177	$62,544	$1,407,952
Central	398,419	(41,455)	356,964	115,129	39,680	37,792	899,019
Eastern	246,429	(46,368)	200,061	57,701	25,390	24,192	459,482
Corporate(a), (d)	—	—	—	3,701	1,511	3,723	53,995

	$1,363,110	$(171,717)	$1,191,393	$360,952	$130,758	$128,251	$2,820,448

(a)	Corporate functions include accounting, legal, tax, treasury, information technology, risk management, human resources, training and other administrative functions.

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

(d)	Corporate assets include cash, net deferred tax assets, debt issuance costs, equity investments, and corporate facility leasehold improvements and equipment.

(e)	Goodwill is included within total assets for each of the Company’s three geographic operating segments.
The following table shows changes in goodwill during the years ended December 31, 2010 and 2011, by reportable segment:

	Western	Central	Eastern	Total
Balance as of December 31, 2009	$291,781	$313,366	$301,563	$906,710
Goodwill transferred	20,295	(20,295)	—	—
Goodwill acquired	962	12,767	8,588	22,317
Goodwill divested	—	(64)	(1,111)	(1,175)

Balance as of December 31, 2010	313,038	305,774	309,040	927,852
Goodwill transferred	—	111,806	(111,806)	—
Goodwill acquired	—	6,643	182,393	189,036
Goodwill divested	—	—	—	—

Balance as of December 31, 2011	$313,038	$424,223	$379,627	$1,116,888

The Company has no accumulated impairment losses associated with goodwill.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
A reconciliation of the Company’s primary measure of segment profitability (operating income before depreciation, amortization and gain (loss) on disposal of assets for reportable segments) to Income before income tax provision in the Consolidated Statements of Income is as follows:

	Years Ended December 31,
	2011	2010	2009
Operating income before depreciation, amortization and gain (loss) on disposal of assets	$485,819	$420,410	$360,952
Depreciation	(147,036)	(132,874)	(117,796)
Amortization of intangibles	(20,064)	(14,582)	(12,962)
Gain (loss) on disposal of assets	(1,657)	(571)	481
Interest expense	(44,520)	(40,134)	(49,161)
Interest income	530	590	1,413
Loss on extinguishment of debt	—	(10,193)	—
Other income (expense), net	57	2,830	(7,551)

Income before income tax provision	$273,129	$225,476	$175,376

The table below shows, for the periods indicated, the Company’s total reported revenues by service line and with intercompany eliminations:

	Years Ended December 31,
	2011	2010	2009
Collection	$1,069,065	$951,327	$901,768
Disposal and transfer	510,330	458,241	392,497
Intermodal, recycling and other	144,583	103,974	68,845

	1,723,978	1,513,542	1,363,110
Less: intercompany elimination	(218,612)	(193,785)	(171,717)

Total revenues	$1,505,366	$1,319,757	$1,191,393

16. NET INCOME PER SHARE INFORMATION
The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income per common share attributable to the Company’s common stockholders for the years ended December 31, 2011, 2010 and 2009:

	Years Ended December 31,
	2011	2010	2009
Numerator:
Net income attributable to Waste Connections for basic and diluted earnings per share	$165,239	$135,104	$109,825

Denominator:
Basic shares outstanding	112,720,444	115,646,173	119,119,601
Dilutive effect of stock options and warrants	425,085	833,502	1,158,094
Dilutive effect of restricted stock units	437,957	414,529	228,467

Diluted shares outstanding	113,583,486	116,894,204	120,506,162

The 2026 Notes were not dilutive during the year ended December 31, 2009. On April 1, 2010, the Company redeemed the aggregate principal amount of its 2026 Notes.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Additionally, as of December 31, 2011, 2010 and 2009, warrants to purchase 5,301, 18,712 and 38,240 shares of common stock, respectively, were excluded from the computation of diluted earnings per share as they were anti-dilutive. As of December 31, 2011, 2010 and 2009, all outstanding stock options were dilutive and included in the computation of diluted earnings per share.
17. EMPLOYEE BENEFIT PLANS
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
Total employer expenses, including employer matching contributions, for the 401(k) Plans described above were approximately $2,759, $2,662 and $3,865, respectively, during the years ended December 31, 2011, 2010 and 2009. These amounts include matching contributions made under the Deferred Compensation Plan, described below.
The Company also participates in various “multiemployer” pension plans administered by employee and union trustees. The Company makes periodic contributions to these plans to allow them to meet their pension benefit obligations to their participants. As described in Note 1, the FASB issued guidance requiring companies to provide additional disclosures related to individually material multiemployer pension plans. Each of the multiemployer pension plans in which the Company participates have a certified zone status, as defined by the Pension Protection Act of 2006, of green. The Company’s contributions to each individual multiemployer pension plan represent less than 5% of total contributions to such plan. Based on the most recent information available, the Company’s withdrawal liability from each individual multiemployer plan in which the Company participates is not material to the Company’s results of operations. During the years ended December 31, 2011, 2010 and 2009, the Company’s total employer contributions to the multiemployer pension plans were approximately $3,906, $3,970 and $3,664, respectively.
Effective for compensation paid on and after July 1, 2004, the Company established a Deferred Compensation Plan for eligible employees, which was amended and restated effective January 1, 2008, and January 1, 2010 (the “Deferred Compensation Plan”). The Deferred Compensation Plan is a non-qualified deferred compensation program under which the eligible participants, including officers and certain employees who meet a minimum salary threshold, may voluntarily elect to defer up to 80% of their base salaries and up to 100% of their bonuses, commissions and restricted stock unit grants. Members of the Company’s Board of Directors are eligible to participate in the Deferred Compensation Plan with respect to their Director fees. Although the Company periodically contributes the amount of its obligation under the plan to a trust for the benefit of the participants, the amounts of any compensation deferred under the Plan constitute an unsecured obligation of the Company to pay the participants in the future and, as such, are subject to the claims of other creditors in the event of insolvency proceedings. Participants may elect certain future distribution dates on which all or a portion of their accounts will be paid to them, including in the case of a change in control of the Company. Their accounts will be distributed to them in cash, except for amounts credited with respect to deferred restricted stock unit grants, which will be distributed in shares of the Company’s common stock pursuant to the Third Amended and Restated 2004 Equity Incentive Plan. In addition to the amount of participants’ contributions, the Company will pay participants an amount reflecting a deemed return based on the returns of various mutual funds or measurement funds selected by the participants, except in the case of restricted stock units that are deferred, which are credited to their accounts as shares of Company common stock. The measurement funds are used only to determine the amount of return the Company pays to participants and participant funds are not actually invested in the measurement fund, nor are any shares of Company common stock acquired under the Deferred Compensation Plan. The Company also makes a matching contribution to the Deferred Compensation Plan of 50% of every dollar of a participating employee’s pre-tax contributions until the employee’s contributions equal 5% of the employee’s eligible compensation, less the amount of any match the Company makes on behalf of the employee under the WCI 401(k) Plan, and subject to the same limits that apply to the WCI 401(k) Plan, except that the Company’s matching contributions under the Deferred Compensation Plan are 100% vested when made. The total liability for deferred compensation at December 31, 2011 and 2010 was $9,656 and $7,347, respectively, which was recorded in Other long-term liabilities in the Consolidated Balance Sheets.

WASTE CONNECTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
18. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table summarizes the unaudited consolidated quarterly results of operations for 2011:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$331,468	$390,184	$403,962	$379,752
Operating income	68,575	84,798	89,314	74,374
Net income	36,793	44,605	46,584	38,189
Net income attributable to Waste Connections	36,539	44,413	46,329	37,958
Basic income per common share attributable to Waste Connections’ common stockholders	0.32	0.39	0.41	0.34
Diluted income per common share attributable to Waste Connections’ common stockholders	0.32	0.39	0.41	0.34
The following table summarizes the unaudited consolidated quarterly results of operations for 2010:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$307,540	$330,477	$345,785	$335,955
Operating income	59,606	69,351	75,685	67,742
Net income	27,814	30,637	41,257	36,435
Net income attributable to Waste Connections	27,574	30,400	40,986	36,145
Basic income per common share attributable to Waste Connections’ common stockholders	0.24	0.26	0.35	0.32
Diluted income per common share attributable to Waste Connections’ common stockholders	0.23	0.26	0.35	0.31
On April 1, 2010, the Company redeemed the $200,000 aggregate principal amount of the 2026 Notes and, as a result of the redemption, recognized $9,734 of pre-tax expense ($6,035 net of taxes) to Loss on extinguishment of debt.
19. SUBSEQUENT EVENT
On February 7, 2012, the Company announced that its Board of Directors approved a regular quarterly cash dividend of $0.09 per share on the Company’s common stock. The dividend will be paid on March 6, 2012, to stockholders of record on the close of business on February 21, 2012.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011, at the reasonable assurance level such that information required to be disclosed in our Exchange Act reports: (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our internal control over financial reporting as of December 31, 2011. In conducting our evaluation, we used the framework set forth in the report titled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2011.
The effectiveness of our internal control over financial reporting as of December 31, 2011, has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in its report which appears in Item 8 of this Annual Report of Form 10-K.
Changes in Internal Control Over Financial Reporting
Based on an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, there has been no change to our internal control over financial reporting that occurred during the three month period ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except as set forth above in Part I under “Executive Officers of the Registrant” and in the paragraph below, the information required by Item 10 has been omitted from this report, and is incorporated by reference to the sections “Election of Directors,” “Corporate Governance and Board Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, which we will file with the SEC pursuant to Regulation 14A within 120 days after the end of our 2011 fiscal year.
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
Information required by Item 11 has been omitted from this report and is incorporated by reference to the sections “Executive Compensation” and “Corporate Governance and Board Matters” in our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by Item 12 has been omitted from this report and is incorporated by reference to the sections “Principal Stockholders” and “Equity Compensation Plan Information” in our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by Item 13 has been omitted from this report and is incorporated by reference to the sections “Certain Relationships and Related Transactions” and “Corporate Governance and Board Matters” in our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by Item 14 has been omitted from this report and is incorporated by reference to the section “Appointment of Independent Registered Public Accounting Firm” in our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	See Index to Consolidated Financial Statements on page 52. The following Financial Statement Schedule is filed herewith on page 102 and made a part of this Report:
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

Waste Connections, Inc.
	By:	/s/ Ronald J. Mittelstaedt
Date: February 8, 2012		Ronald J. Mittelstaedt
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

Signature	Title	Date

/s/ Ronald J. Mittelstaedt Ronald J. Mittelstaedt	Chief Executive Officer and Chairman (principal executive officer)	February 8, 2012

/s/ Worthing F. Jackman Worthing F. Jackman	Executive Vice President and Chief Financial Officer (principal financial officer)	February 8, 2012

/s/ David G. Eddie David G. Eddie	Senior Vice President and Chief Accounting Officer (principal accounting officer)	February 8, 2012

/s/ Michael W. Harlan
Michael W. Harlan	Director	February 8, 2012

/s/ William J. Razzouk
William J. Razzouk	Director	February 8, 2012

/s/ Robert H. Davis
Robert H. Davis	Director	February 8, 2012

/s/ Edward E. Guillet
Edward E. Guillet	Director	February 8, 2012

WASTE CONNECTIONS, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2011, 2010 and 2009
(in thousands)

		Additions		Deductions
	Balance at	Charged to	Charged to	(Write-offs,	Balance at
	Beginning of	Costs and	Other	Net of	End of
Description	Year	Expenses	Accounts	Collections)	Year
Allowance for Doubtful Accounts:
Year Ended December 31, 2011	$5,084	$6,428	$—	$(4,895)	$6,617
Year Ended December 31, 2010	4,058	5,126	—	(4,100)	5,084
Year Ended December 31, 2009	3,846	5,357	—	(5,145)	4,058

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits

2.1
Asset Purchase Agreement, dated as of February 6, 2009, by and among Republic Services, Inc., Waste Connections, Inc. and the other entities party thereto (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on May 8, 2009)

2.2
Amended and Restated Asset Purchase Agreement, dated as of April 1, 2009, by and among Republic Services, Inc., Waste Connections, Inc. and the other entities party thereto (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on May 8, 2009)

2.3
Purchase Agreement, dated as of April 1, 2009, by and among Republic Services, Inc., Republic Services of California Holding Company, Inc., Republic Services of California I, LLC, Waste Connections, Inc. and Chiquita Canyon, Inc. (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on May 8, 2009)

2.4
Purchase Agreement, dated as of April 1, 2009, by and among Republic Services, Inc., Allied Waste Landfill Holdings, Inc., Allied Waste North America, Inc., Anderson Regional Landfill, LLC, Waste Connections, Inc. and Anderson County Landfill, Inc. (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on May 8, 2009)

2.5
Stock Purchase Agreement, dated as of April 1, 2009, by and among Republic Services, Inc., Chambers Development of North Carolina, Inc., Allied Waste North America, Inc. and Waste Connections, Inc. (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on May 8, 2009)

2.6
Stock Purchase Agreement, dated as of March 31, 2011, by and among Waste Connections, Inc., on the one hand, and Hudson Valley Waste Holding, Inc. (“Hudson Valley Waste Holding”), its wholly-owned subsidiary, County Waste and Recycling Service, Inc., and Hudson Valley Waste Holding’s shareholders, on the other hand (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on April 5, 2011)

3.1 *	Amended and Restated Certificate of Incorporation of the Registrant

3.2	Third Amended and Restated Bylaws of the Registrant, effective May 15, 2009 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on April 23, 2009)

4.1	Form of Common Stock Certificate (incorporated by reference to the exhibit filed with the Registrant’s Form S-1/A filed on May 6, 1998)

4.2	Master Note Purchase Agreement, dated July 15, 2008 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on July 18, 2008)

4.3	Amendment No. 1 to Master Note Purchase Agreement, dated as of July 20, 2009 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on August 5, 2009)

4.4	First Supplement to Master Note Purchase Agreement, dated as of October 26, 2009 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on October 27, 2009)

4.5	Amendment No. 2 to Master Note Purchase Agreement, dated as of November 24, 2010 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on November 26, 2010)

4.6	Second Supplement to Master Note Purchase Agreement, dated as of April 1, 2011 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on April 5, 2011)

Exhibit
Number		Description of Exhibits

4.7	*	Amendment No. 3 to Master Note Purchase Agreement, dated as of October 12, 2011

4.8		Amended and Restated Credit Agreement, dated as of July 11, 2011 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on October 19, 2011)

10.1	+	Form of Warrant Agreement (incorporated by reference to the exhibit filed with the Registrant’s Form S-1 filed on March 16, 1998)

10.2	+	Employment Agreement between the Registrant and James M. Little, dated as of September 13, 1999 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-K filed on March 13, 2000)

10.3	+
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

10.21	+	Form of Amendment to Employment Agreement between the Registrant and James M. Little (incorporated by reference to the exhibit filed with the Registrant’s Form 10-K filed on February 10, 2009)

10.22	+	Form of Amendment to Employment Agreement between the Registrant and Eric O. Hansen (incorporated by reference to the exhibit filed with the Registrant’s Form 10-K filed on February 10, 2009)

10.23	+	Employment Agreement between the Registrant and Rick Wojahn, dated as of February 9, 2009 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on May 8, 2009)

10.24	+	Employment Agreement between the Registrant and Scott Schreiber, dated as of February 9, 2009 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on May 8, 2009)

10.25	+	Amended and Restated Compensation Plan for Independent Directors, dated January 1, 2011 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-K filed on February 9, 2011)

10.26	+	Employment Agreement between the Registrant and Greg Thibodeaux, dated as of July 1, 2000 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-K filed on February 9, 2011)

10.27	+	Form of Amendment to Employment Agreement between the Registrant and Greg Thibodeaux (incorporated by reference to the exhibit filed with the Registrant’s Form 10-K filed on February 9, 2011)

10.28	+	Summary of Management Incentive Compensation Program for Eric M. Merrill (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on April 26, 2011)

10.29	+	Nonqualified Deferred Compensation Plan, amended and restated as of September 22, 2011 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on October 19, 2011)

10.30	+ *	Third Amended and Restated 2004 Equity Incentive Plan

12.1	*	Statement regarding Computation of Ratios

21.1	*	Subsidiaries of the Registrant

23.1	*	Consent of Independent Registered Public Accounting Firm

Exhibit
Number		Description of Exhibits

24.1	*	Power of Attorney (see signature page of this Annual Report on Form 10-K)

31.1	*	Certification of Chief Executive Officer

31.2	*	Certification of Chief Financial Officer

32.1	*	Certificate of Chief Executive Officer and Chief Financial Officer

101.INS	^*	XBRL Instance Document

101.SCH	^*	XBRL Taxonomy Extension Schema Document

101.CAL	^*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	^*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	^*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	^*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

+	Management contract or compensatory plan, contract or arrangement.

^	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise these Exhibits shall be deemed “furnished” and not “filed.”