Form 10-Q
period 2012-03-31
WASTE CONNECTIONS, INC.
filed 2012-04-26
CIK 1057058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 1-31507

WASTE CONNECTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3283464
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10001 Woodloch Forest Drive, Waterway Plaza 2, Suite 400 The Woodlands, TX	77380
(Address of principal executive offices)	(Zip code)

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

As of April 17, 2012:                 123,355,415 shares of common stock

WASTE CONNECTIONS, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and equivalents	$8,169	$12,643
Accounts receivable, net of allowance for doubtful accounts of $6,893 and $6,617 at March 31, 2012 and December 31, 2011, respectively	173,088	176,277
Deferred income taxes	12,408	20,630
Prepaid expenses and other current assets	34,762	39,708

Total current assets	228,427	249,258
Property and equipment, net	1,456,851	1,450,469
Goodwill	1,176,029	1,116,888
Intangible assets, net	503,597	449,581
Restricted assets	30,656	30,544
Other assets, net	31,084	31,265

	$3,426,644	$3,328,005

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$76,980	$95,097
Book overdraft	12,489	12,169
Accrued liabilities	102,749	106,243
Deferred revenue	68,375	64,694
Current portion of long-term debt and notes payable	4,618	5,899

Total current liabilities	265,211	284,102

Long-term debt and notes payable	883,174	1,172,758
Other long-term liabilities	81,057	74,324
Deferred income taxes	401,196	397,134

Total liabilities	1,630,638	1,928,318

Commitments and contingencies (Note 15)

Equity:
Preferred stock: $0.01 par value per share; 7,500,000 shares authorized; none issued and outstanding	—	—
Common stock: $0.01 par value per share; 250,000,000 shares authorized; 123,355,415 and 110,907,782 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	1,234	1,109
Additional paid-in capital	783,283	408,721
Accumulated other comprehensive loss	(3,182)	(3,480)
Retained earnings	1,009,853	988,560

Total Waste Connections’ equity	1,791,188	1,394,910
Noncontrolling interest in subsidiaries	4,818	4,777

Total equity	1,796,006	1,399,687

	$3,426,644	$3,328,005

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME

(Unaudited)

(In thousands, except share and per share amounts)

	Three months ended March 31,
	2012	2011
Revenues	$376,430	$331,468
Operating expenses:
Cost of operations	216,681	187,066
Selling, general and administrative	51,174	38,838
Depreciation	37,173	33,037
Amortization of intangibles	5,631	3,977
Loss (gain) on disposal of assets	715	(25)

Operating income	65,056	68,575

Interest expense	(12,285)	(8,833)
Interest income	133	134
Other income, net	686	394

Income before income tax provision	53,590	60,270
Income tax provision	(22,151)	(23,477)

Net income	31,439	36,793
Less: Net income attributable to noncontrolling interests	(136)	(254)

Net income attributable to Waste Connections	$31,303	$36,539

Earnings per common share attributable to Waste Connections’ common stockholders:
Basic	$0.27	$0.32

Diluted	$0.27	$0.32

Shares used in the per share calculations:
Basic	115,188,134	113,519,266

Diluted	115,876,461	114,401,304

Cash dividends per common share	$0.09	$0.075

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except share and per share amounts)

	Three months ended March 31,
	2012	2011
Net income	$31,439	$36,793

Other comprehensive income, before tax:
Interest rate swap amounts reclassified into interest expense	1,142	1,866
Fuel hedge amounts reclassified into cost of operations	(1,129)	(811)
Changes in fair value of interest rate swaps	(1,005)	66
Changes in fair value of fuel hedges	1,473	4,649

Other comprehensive income before tax	481	5,770
Income tax expense related to items of other comprehensive income	(183)	(2,193)

Other comprehensive income, net of tax	298	3,577

Comprehensive income	31,737	40,370
Less: Comprehensive income attributable to noncontrolling interests	(136)	(254)

Comprehensive income attributable to Waste Connections	$31,601	$40,116

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

THREE MONTHS ENDED MARCH 31, 2012

(Unaudited)

(In thousands, except share amounts)

	Waste Connections’ Equity
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Noncontrolling
	Shares	Amount	Capital	Loss	Earnings	Interests	Total
Balances at December 31, 2011	110,907,782	$1,109	$408,721	$(3,480)	$988,560	$4,777	$1,399,687
Vesting of restricted stock units	574,949	6	(6)	—	—	—	—
Tax withholdings related to net share settlements of restricted stock units	(184,881)	(2)	(5,902)	—	—	—	(5,904)
Equity-based compensation	—	—	7,596	—	—	—	7,596
Exercise of stock options and warrants	57,565	1	529	—	—	—	530
Issuance of common stock, net of issuance costs of $500	12,000,000	120	369,340	—	—	—	369,460
Excess tax benefit associated with equity-based compensation	—	—	3,005	—	—	—	3,005
Cash dividends on common stock	—	—	—	—	(10,010)	—	(10,010)
Amounts reclassified into earnings, net of taxes	—	—	—	8	—	—	8
Changes in fair value of swaps, net of taxes	—	—	—	290	—	—	290
Distributions to noncontrolling interests	—	—	—	—	—	(95)	(95)
Net income	—	—	—	—	31,303	136	31,439

Balances at March 31, 2012	123,355,415	$1,234	$783,283	$(3,182)	$1,009,853	$4,818	$1,796,006

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

THREE MONTHS ENDED MARCH 31, 2011

(Unaudited)

(In thousands, except share amounts)

	Waste Connections’ Equity
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Noncontrolling
	Shares	Amount	Capital	Income (Loss)	Earnings	Interests	Total
Balances at December 31, 2010	113,950,081	$1,139	$509,218	$(3,095)	$858,887	$4,269	$1,370,418
Vesting of restricted stock units	510,060	5	(5)	—	—	—	—
Tax withholdings related to net share settlements of restricted stock units	(175,871)	(2)	(5,167)	—	—	—	(5,169)
Equity-based compensation	—	—	2,996	—	—	—	2,996
Exercise of stock options and warrants	44,744	1	436	—	—	—	437
Excess tax benefit associated with equity-based compensation	—	—	1,838	—	—	—	1,838
Repurchase of common stock	(751,005)	(7)	(20,606)	—	—	—	(20,613)
Cash dividends on common stock	—	—	—	—	(8,515)	—	(8,515)
Amounts reclassified into earnings, net of taxes	—	—	—	654	—	—	654
Changes in fair value of swaps, net of taxes	—	—	—	2,923	—	—	2,923
Distributions to noncontrolling interests	—	—	—	—	—	(675)	(675)
Net income	—	—	—	—	36,539	254	36,793

Balances at March 31, 2011	113,578,009	$1,136	$488,710	$482	$886,911	$3,848	$1,381,087

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$31,439	$36,793
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on disposal of assets	715	(25)
Depreciation	37,173	33,037
Amortization of intangibles	5,631	3,977
Deferred income taxes, net of acquisitions	12,101	20,068
Amortization of debt issuance costs	415	242
Equity-based compensation	7,596	2,996
Interest income on restricted assets	(112)	(121)
Closure and post-closure accretion	612	484
Excess tax benefit associated with equity-based compensation	(3,005)	(1,838)
Net change in operating assets and liabilities, net of acquisitions	8,016	(7,235)

Net cash provided by operating activities	100,581	88,378

Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(138,908)	(814)
Capital expenditures for property and equipment	(27,953)	(19,528)
Proceeds from disposal of assets	753	789
Decrease in restricted assets, net of interest income	—	2,846
Decrease (increase) in other assets	(1,861)	36

Net cash used in investing activities	(167,969)	(16,671)

Cash flows from financing activities:
Proceeds from long-term debt	184,000	54,000
Principal payments on notes payable and long-term debt	(474,865)	(91,674)
Payment of contingent consideration	(3,528)	(100)
Change in book overdraft	321	(16)
Proceeds from option and warrant exercises	530	437
Excess tax benefit associated with equity-based compensation	3,005	1,838
Payments for repurchase of common stock	—	(20,613)
Payments for cash dividends	(10,010)	(8,515)
Tax withholdings related to net share settlements of restricted stock units	(5,904)	(5,169)
Distributions to noncontrolling interests	(95)	(675)
Proceeds from common stock offering, net	369,460	—

Net cash provided by (used in) financing activities	62,914	(70,487)

Net increase (decrease) in cash and equivalents	(4,474)	1,220
Cash and equivalents at beginning of period	12,643	9,873

Cash and equivalents at end of period	$8,169	$11,093

Non-cash financing activity:
Liabilities assumed and notes payable issued to sellers of businesses acquired	$9,974	$452

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

1. BASIS OF PRESENTATION AND SUMMARY

The accompanying condensed consolidated financial statements relate to Waste Connections, Inc. and its subsidiaries (“WCI” or the “Company”) for the three month periods ended March 31, 2012 and 2011. In the opinion of management, the accompanying balance sheets and related interim statements of net income, comprehensive income, cash flows and equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with U.S. generally accepted accounting principles (“GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include accounting for landfills, self-insurance accruals, income taxes, allocation of acquisition purchase price and asset impairments. An additional area that involves estimation is when the Company estimates the amount of potential exposure it may have with respect to litigation, claims and assessments in accordance with the accounting guidance on contingencies. Actual results for all estimates could differ materially from the estimates and assumptions that the Company uses in the preparation of its condensed consolidated financial statements.

Interim results are not necessarily indicative of results for a full year. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

2. NEW ACCOUNTING STANDARDS

Fair Value Measurement. In May 2011, the FASB issued additional guidance on fair value disclosures. This guidance contains certain updates to the measurement guidance as well as enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for “Level 3” measurements including enhanced disclosure for: (1) the valuation processes used by the reporting entity; and (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any. This guidance is effective for interim and annual periods beginning on or after December 15, 2011. As of March 31, 2012, the only asset or liability which requires Level 3 measurements is the Company’s diesel fuel hedge. The Company adopted this guidance as of January 1, 2012. See Note 11 for further information.

Presentation of Comprehensive Income. In September 2011, the FASB issued guidance on the presentation of comprehensive income. This guidance eliminates the option to report other comprehensive income and its components in the statement of changes in equity. The guidance allows two presentation alternatives: (1) present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income; or (2) in two separate, but consecutive, statements of net income and other comprehensive income. This guidance is effective as of the beginning of a fiscal year that begins after December 15, 2011. Full retrospective application is required. The guidance also previously required the presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented; however, this portion of the guidance has been deferred. The Company adopted this guidance as of January 1, 2012 and elected to present items of net income and other comprehensive income in two separate, but consecutive, statements of net income and comprehensive income.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash and equivalents, trade receivables, restricted assets, trade payables, debt instruments, interest rate swaps and fuel hedges. As of March 31, 2012 and December 31, 2011, the carrying values of cash and equivalents, trade receivables, restricted assets, and trade payables are considered to be representative of their respective fair values. The carrying values of the Company’s debt instruments, excluding certain notes as listed in the table below, approximate their fair values as of March 31, 2012 and December 31, 2011, based on current borrowing rates for similar types of borrowing arrangements, and are therefore classified as Level 2 within the fair value hierarchy. The carrying values and fair values of the Company’s debt instruments where the carrying values do not approximate their fair values as of March 31, 2012 and December 31, 2011, are as follows:

	Carrying Value at		Fair Value* at
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
6.22% Senior Notes due 2015	$175,000	$175,000	$184,961	$186,305
3.30% Senior Notes due 2016	$100,000	$100,000	$100,402	$98,980
4.00% Senior Notes due 2018	$50,000	$50,000	$50,783	$51,220
5.25% Senior Notes due 2019	$175,000	$175,000	$172,237	$174,125
4.64% Senior Notes due 2021	$100,000	$100,000	$102,889	$104,250

*	Senior Notes are classified as Level 2 within the fair value hierarchy. Fair value is based on quotes of bonds with similar ratings in similar industries.

For details on the fair value of the Company’s interest rate swaps, fuel hedges and restricted assets, refer to Note 11.

4. LANDFILL ACCOUNTING

At March 31, 2012, the Company owned 35 landfills, and operated, but did not own, five landfills under life-of-site operating agreements and six landfills under limited-term operating agreements. The Company’s landfills had site costs with a net book value of $806,787 at March 31, 2012. With the exception of three landfills which only accept construction and demolition and other non-putrescible waste, all landfills that the Company owns or operates are municipal solid waste landfills. For the Company’s landfills operated under limited-term operating agreements and life-of-site operating agreements, the owner of the property (generally a municipality) usually owns the permit and the Company operates the landfill for a contracted term. Where the contracted term is not the life of the landfill, the property owner is generally responsible for final capping, closure and post-closure obligations. The Company is responsible for all final capping, closure and post-closure liabilities at four of the five landfills that it operates under life-of-site operating agreements.

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

Based on remaining permitted capacity as of March 31, 2012, and projected annual disposal volumes, the average remaining landfill life for the Company’s owned landfills and landfills operated under life-of-site operating agreements is estimated to be approximately 42 years. As of March 31, 2012, the Company is seeking to expand permitted capacity at six of its owned landfills and two landfills that it operates under life-of-site operating agreements, and considers the achievement of these expansions to be probable. Although the Company cannot be certain that all future expansions will be permitted as designed, the average remaining life, when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume, of the Company’s owned landfills and landfills operated under life-of-site operating agreements is 50 years, with lives ranging from 6 to 202 years.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

During the three months ended March 31, 2012 and 2011, the Company expensed $9,540 and $8,941, respectively, or an average of $2.91 and $2.92 per ton consumed, respectively, related to landfill depletion at owned landfills and landfills operated under life-of-site agreements.

The Company reserves for final capping, closure and post-closure maintenance obligations at the landfills it owns and four of the five landfills it operates under life-of-site operating agreements. The Company calculates the net present value of its final capping, closure and post-closure commitments by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure and discounting the inflated total to its present value using a credit-adjusted risk-free rate. Any changes in expectations that result in an upward revision to the estimated undiscounted cash flows are treated as a new liability and are inflated and discounted at rates reflecting current market conditions. Any changes in expectations that result in a downward revision (or no revision) to the estimated undiscounted cash flows result in a liability that is inflated and discounted at rates reflecting the market conditions at the time the cash flows were originally estimated. This policy results in the Company’s final capping, closure and post-closure liabilities being recorded in “layers.” The Company’s discount rate assumption for purposes of computing 2012 and 2011 “layers” for final capping, closure and post-closure obligations was 5.75% for each year, which reflects the Company’s long-term cost of borrowing as of the end of 2011 and 2010. The Company’s inflation rate assumption is 2.5% for the years ending December 31, 2012 and 2011. The resulting final capping, closure and post-closure obligations are recorded on the balance sheet along with an offsetting addition to site costs which is amortized to depletion expense as the remaining landfill airspace is consumed. Interest is accreted on the recorded liability using the corresponding discount rate. During the three months ended March 31, 2012 and 2011, the Company expensed $612 and $484, respectively, or an average of $0.19 and $0.16 per ton consumed, respectively, related to final capping, closure and post-closure accretion expense.

The following is a reconciliation of the Company’s final capping, closure and post-closure liability balance from December 31, 2011 to March 31, 2012:

Final capping, closure and post-closure liability at December 31, 2011	$30,883
Adjustments to final capping, closure and post-closure liabilities	3,332
Liabilities incurred	642
Accretion expense	612
Closure payments	(3)

Final capping, closure and post-closure liability at March 31, 2012	$35,466

The Adjustments to final capping, closure and post-closure liabilities primarily consisted of increases in estimated closure costs and changes in timing of closure activities at some of the Company’s landfills, partially offset by a decrease in closure liabilities from third parties due to changes in timing of closure activities and reduced closure expenses. The Company performs its annual review of its cost and capacity estimates in the first quarter of each year.

At March 31, 2012, $28,296 of the Company’s restricted assets balance was for purposes of securing its performance of future final capping, closure and post-closure obligations.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

5. LONG-TERM DEBT

Long-term debt consists of the following:

	March 31, 2012	December 31, 2011
Revolver under credit facility, bearing interest ranging from 1.64% to 3.65%*	$230,000	$519,000
2015 Notes, bearing interest at 6.22%	175,000	175,000
2016 Notes, bearing interest at 3.30%	100,000	100,000
2018 Notes, bearing interest at 4.00%	50,000	50,000
2019 Notes, bearing interest at 5.25%	175,000	175,000
2021 Notes, bearing interest at 4.64%	100,000	100,000
Tax-exempt bonds, bearing interest ranging from 0.12% to 0.32%*	38,460	38,460
Notes payable to sellers in connection with acquisitions, bearing interest at 2.50% to 10.35%*	16,548	18,356
Notes payable to third parties, bearing interest at 6.7% to 10.9%*	2,784	2,841

	887,792	1,178,657

Less — current portion	(4,618)	(5,899)

	$883,174	$1,172,758

*	Interest rates in the table above represent the range of interest rates incurred during the three month period ended March 31, 2012.

6. ACQUISITIONS

On March 1, 2012, the Company completed the acquisition of 100% interests in the operations of Alaska Pacific Environmental Services Anchorage, LLC and Alaska Green Waste Solutions, LLC (together, “Alaska Waste”). Alaska Waste provides solid waste collection, transfer and composting services in Anchorage, the Mat-Su Valley, Fairbanks, the Kenai Peninsula and Kodiak Island. The Company paid $133,402 for the purchased operations. Pursuant to the asset purchase agreement, the Company is required to remit up to $4,000 of additional consideration to the former owners of Alaska Waste if new business is generated through the privatization of certain markets currently serviced by municipalities. The Company computed the fair value of the contingent consideration using a probability-weighted discounted cash flow methodology, which resulted in an obligation recognized at the purchase date totaling $602. Any changes in the fair value of the contingent consideration subsequent to the acquisition date will be charged or credited to expense until the contingency is settled. In addition to the acquisition of Alaska Waste, the Company acquired two individually immaterial non-hazardous solid waste collection businesses during the three months ended March 31, 2012.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

The acquisitions completed during the three months ended March 31, 2012 and 2011, were not material to the Company’s results of operations, either individually or in the aggregate. As a result, pro forma financial information has not been provided. The results of operations of the acquired businesses have been included in the Company’s condensed consolidated financial statements from their respective acquisition dates. The Company expects these acquired businesses to contribute towards the achievement of the Company’s strategy to expand through acquisitions.

The following table summarizes the consideration transferred to acquire these businesses and the amounts of identified assets acquired and liabilities assumed associated with businesses acquired at the acquisition date for acquisitions consummated in the three months ended March 31, 2012 and 2011:

	2012 Acquisitions	2011 Acquisitions
Fair value of consideration transferred:
Cash	$138,908	$814
Contingent consideration	602	—

	139,510	814

Recognized amounts of identifiable assets acquired and liabilities assumed associated with businesses acquired:
Accounts receivable	6,315	183
Other current assets	603	3
Property and equipment	22,450	106
Long-term franchise agreements and contracts	5,521	—
Customer lists	19,011	194
Indefinite-lived intangibles	35,345	—
Accounts payable	(1,982)	(46)
Accrued liabilities	(1,143)	(32)
Deferred revenue	(4,885)	(374)
Other long-term liabilities	(1,362)	—

Total identifiable net assets	79,873	34

Goodwill	$59,637	$780

The goodwill is attributable to the synergies and ancillary growth opportunities expected to arise after the Company’s acquisition of these businesses. Goodwill acquired during the three months ended March 31, 2012 and 2011, totaling $59,637 and $780, respectively, is expected to be deductible for tax purposes.

The fair value of acquired working capital related to seven acquisitions completed during the last 12 months is provisional pending receipt of information from the acquirees to support the fair value of the assets acquired and liabilities assumed. Any adjustments recorded relating to finalizing the working capital for these seven acquisitions are not expected to be material to the Company’s financial position.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

The gross amount of trade receivables due under contracts acquired during the period ended March 31, 2012, is $6,343, of which $28 is expected to be uncollectible. The gross amount of trade receivables due under contracts acquired during the period ended March 31, 2011, is $239, of which $56 is expected to be uncollectible. The Company did not acquire any other class of receivable as a result of the acquisition of these businesses.

The Company paid $3,600 of contingent consideration, including $72 of interest accretion, during the three months ended March 31, 2012, which represented the remaining payout related to the completion of earnings targets for an acquisition closed in 2010.

During the three month periods ended March 31, 2012 and 2011, the Company incurred $1,777 and $671, respectively, of acquisition-related costs. These expenses are included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Net Income.

7. INTANGIBLE ASSETS

Intangible assets, exclusive of goodwill, consisted of the following at March 31, 2012:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Long-term franchise agreements and contracts	$195,729	$(33,375)	$162,354
Customer lists	115,512	(31,820)	83,692
Non-competition agreements	9,374	(6,498)	2,876
Other	31,603	(3,475)	28,128

	352,218	(75,168)	277,050
Nonamortized intangible assets:
Indefinite-lived intangible assets	226,547	—	226,547

Intangible assets, exclusive of goodwill	$578,765	$(75,168)	$503,597

The weighted-average amortization period of long-term franchise agreements and contracts acquired during the three months ended March 31, 2012 was 7.1 years. The weighted-average amortization period of customer lists acquired during the three months ended March 31, 2012 was 9.9 years.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

Estimated future amortization expense for the next five years of amortizable intangible assets is as follows:

For the year ending December 31, 2012	$23,267
For the year ending December 31, 2013	$22,778
For the year ending December 31, 2014	$21,596
For the year ending December 31, 2015	$20,950
For the year ending December 31, 2016	$16,973

8. SEGMENT REPORTING

The Company’s revenues are derived from one industry segment, which includes the collection, transfer, recycling and disposal of non-hazardous solid waste. No single contract or customer accounted for more than 10% of the Company’s total revenues at the consolidated or reportable segment level during the periods presented.

The Company manages its operations through three geographic operating segments, which are also the Company’s reportable segments. Each operating segment is responsible for managing several vertically integrated operations, which are comprised of districts. In April 2011, as a result of the County Waste acquisition described in Note 6, the Company realigned its reporting structure and changed its three geographic operating segments from Western, Central and Southern to Western, Central and Eastern. As part of this realignment, the states of Arizona, Louisiana, New Mexico and Texas, which were previously part of the Southern region, are now included in the Central region. Also as part of this realignment, the state of Michigan, which was previously part of the Central region, is now included in the Eastern region (previously referred to as the Southern region). Additionally, the states of New York and Massachusetts, which the Company now operates in as a result of the County Waste acquisition, are included in the Eastern region. The segment information presented herein reflects the realignment of these districts. Under the current orientation, the Company’s Western Region is comprised of operating locations in Alaska, California, Idaho, Montana, Nevada, Oregon, Washington and western Wyoming; the Company’s Central Region is comprised of operating locations in Arizona, Colorado, Kansas, Louisiana, Minnesota, Nebraska, New Mexico, Oklahoma, South Dakota, Texas, Utah and eastern Wyoming; and the Company’s Eastern Region is comprised of operating locations in Alabama, Illinois, Iowa, Kentucky, Massachusetts, Michigan, Mississippi, New York, North Carolina, South Carolina and Tennessee.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

Summarized financial information concerning the Company’s reportable segments for the three months ended March 31, 2012 and 2011, is shown in the following tables:

Three Months Ended March 31, 2012	Gross Revenues	Intercompany Revenues(b)	Net Revenues	Operating Income Before Depreciation, Amortization and Gain (Loss) on Disposal of Assets(c)
Western	$204,681	$(24,021)	$180,660	$53,802
Central	119,817	(13,084)	106,733	37,382
Eastern	107,158	(18,121)	89,037	24,534
Corporate(a)	—	—	—	(7,143)

	$431,656	$(55,226)	$376,430	$108,575

Three Months Ended March 31, 2011	Gross Revenues	Intercompany Revenues(b)	Net Revenues	Operating Income Before Depreciation, Amortization and Gain (Loss) on Disposal of Assets(c)
Western	$197,466	$(22,901)	$174,565	$54,453
Central	111,959	(11,562)	100,397	35,424
Eastern	69,716	(13,210)	56,506	16,964
Corporate(a)	—	—	—	(1,277)

	$379,141	$(47,673)	$331,468	$105,564

(a)	Corporate functions include accounting, legal, tax, treasury, information technology, risk management, human resources, training and other administrative functions.
(b)	Intercompany revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.
(c)	For those items included in the determination of operating income before depreciation, amortization and gain (loss) on disposal of assets, the accounting policies of the segments are the same as those described in the Company’s most recent Annual Report on Form 10-K.

The following tables show changes in goodwill during the three months ended March 31, 2012 and 2011, by reportable segment:

	Western	Central	Eastern	Total
Balance as of December 31, 2011	$313,038	$424,223	$379,627	$1,116,888
Goodwill acquired	56,747	2,867	23	59,637
Goodwill divested	—	(496)	—	(496)

Balance as of March 31, 2012	$369,785	$426,594	$379,650	$1,176,029

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

A reconciliation of the Company’s primary measure of segment profitability (operating income before depreciation, amortization and gain (loss) on disposal of assets for reportable segments) to Income before income tax provision in the Condensed Consolidated Statements of Net Income is as follows:

	Three months ended March 31,
	2012	2011
Operating income before depreciation, amortization and gain (loss) on disposal of assets	$108,575	$105,564
Depreciation	(37,173)	(33,037)
Amortization of intangibles	(5,631)	(3,977)
Gain (loss) on disposal of assets	(715)	25
Interest expense	(12,285)	(8,833)
Interest income	133	134
Other income, net	686	394

Income before income tax provision	$53,590	$60,270

The following table shows, for the periods indicated, the Company’s total reported revenues by service line and with intercompany eliminations:

	Three months ended March 31,
	2012	2011
Collection	$277,088	$239,437
Disposal and transfer	121,995	109,560
Intermodal, recycling and other	32,573	30,144

	431,656	379,141
Less: intercompany elimination	(55,226)	(47,673)

Total revenues	$376,430	$331,468

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

At March 31, 2012, the Company’s derivative instruments included three interest rate swap agreements as follows:

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

At March 31, 2012, the Company’s derivative instruments included one fuel hedge agreement as follows:

Date Entered	Notional Amount (in gallons per month)	Diesel Rate Paid Fixed (per gallon)	Diesel Rate Received Variable	Effective Date	Expiration Date
December 2008	400,000	$3.03	DOE Diesel Fuel Index*	January 2012	December 2012

*	If the national U.S. on-highway average price for a gallon of diesel fuel (“average price”), as published by the Department of Energy (“DOE”), exceeds the contract price per gallon, the Company receives the difference between the average price and the contract price (multiplied by the notional number of gallons) from the counterparty. If the average price is less than the contract price per gallon, the Company pays the difference to the counterparty.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

The fair values of derivative instruments designated as cash flow hedges as of March 31, 2012, are as follows:

Derivatives Designated as Cash Flow Hedges	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps			Accrued liabilities(a)	$(5,089)
			Other long-term liabilities	(3,892)

Fuel hedges	Prepaid expenses and other current assets(b)	$3,850

Total derivatives designated as cash flow hedges		$3,850		$(8,981)

(a)	Represents the estimated amount of the existing unrealized losses on interest rate swaps as of March 31, 2012 (based on the interest rate yield curve at that date), included in accumulated other comprehensive loss expected to be reclassified into pre-tax earnings within the next 12 months. The actual amounts reclassified into earnings are dependent on future movements in interest rates.
(b)	Represents the estimated amount of the existing unrealized gains on fuel hedges as of March 31, 2012 (based on the forward DOE diesel fuel index curve at that date), included in accumulated other comprehensive loss expected to be reclassified into pre-tax earnings within the next 12 months. The actual amounts reclassified into earnings are dependent on future movements in diesel fuel prices.

The fair values of derivative instruments designated as cash flow hedges as of December 31, 2011, are as follows:

Derivatives Designated as Cash Flow Hedges	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps			Accrued liabilities	$(4,476)
			Other long-term liabilities	(4,642)
Fuel hedges	Prepaid expenses and other current assets	$3,506

Total derivatives designated as cash flow hedges		$3,506		$(9,118)

The following table summarizes the impact of the Company’s cash flow hedges on the results of operations, comprehensive income and accumulated other comprehensive income (loss) (“AOCIL”) as of and for the three months ended March 31, 2012 and 2011:

Derivatives Designated as Cash Flow Hedges	Amount of Gain or (Loss) Recognized as AOCIL on Derivatives, Net of Tax (Effective Portion)(a)		Statement of Income Classification	Amount of (Gain) or Loss Reclassified from AOCIL into Earnings, Net of Tax (Effective Portion) (b),(c)
	Three Months Ended March 31,			Three Months Ended March 31,
	2012	2011		2012	2011
Interest rate swaps	$(623)	$41	Interest expense	$708	$1,157
Fuel hedges	913	2,882	Cost of operations	(700)	(503)

Total	$290	$2,923		$8	$654

(a)	In accordance with the derivatives and hedging guidance, the effective portions of the changes in fair values of interest rate swaps and fuel hedges have been recorded in equity as a component of AOCIL. As the critical terms of the interest rate swaps match the underlying debt being hedged, no ineffectiveness is recognized on these swaps and, therefore, all unrealized changes in fair value are recorded in AOCIL. Because changes in the actual price of diesel fuel and changes in the DOE index price do not offset exactly each reporting period, the Company assesses whether the fuel hedges are highly effective using the cumulative dollar offset approach.
(b)	Amounts reclassified from AOCIL into earnings related to realized gains and losses on interest rate swaps are recognized when interest payments or receipts occur related to the swap contracts, which correspond to when interest payments are made on the Company’s hedged debt.
(c)	Amounts reclassified from AOCIL into earnings related to realized gains and losses on fuel hedges are recognized when settlement payments or receipts occur related to the hedge contracts, which correspond to when the underlying fuel is consumed.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

The Company measures and records ineffectiveness on the fuel hedges in Cost of operations in the Condensed Consolidated Statements of Net Income on a monthly basis based on the difference between the DOE index price and the actual price of diesel fuel purchased, multiplied by the notional number of gallons on the contracts. There was no significant ineffectiveness recognized on the fuel hedges during the three months ended March 31, 2012 and 2011.

See Note 12 for further discussion on the impact of the Company’s hedge accounting to its consolidated Comprehensive income and AOCIL.

10. NET INCOME PER SHARE INFORMATION

The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income per common share attributable to the Company’s common stockholders for the three months ended March 31, 2012 and 2011:

	Three months ended March 31,
	2012	2011
Numerator:
Net income attributable to Waste Connections for basic and diluted earnings per share	$31,303	$36,539

Denominator:
Basic shares outstanding	115,188,134	113,519,266
Dilutive effect of stock options and warrants	339,747	476,624
Dilutive effect of restricted stock units	348,580	405,414

Diluted shares outstanding	115,876,461	114,401,304

For the three months ended March 31, 2012, stock options and warrants to purchase 8,641 shares of common stock were excluded from the computation of diluted earnings per share as they were anti-dilutive. For the three months ended March 31, 2011, all outstanding stock options and warrants were dilutive and included in the computation of diluted earnings per share.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments and restricted assets. The Company’s derivative instruments are pay-fixed, receive-variable interest rate swaps and pay-fixed, receive-variable diesel fuel hedges. The Company’s interest rate swaps are recorded at their estimated fair values based on quotes received from financial institutions that trade these contracts. The Company verifies the reasonableness of these quotes using similar quotes from another financial institution as of each date for which financial statements are prepared. The Company uses a discounted cash flow (“DCF”) model to determine the estimated fair values of the diesel fuel hedges. The assumptions used in preparing the DCF model include: (i) estimates for the forward DOE index curve; and (ii) the discount rate based on risk-free interest rates over the term of the agreements. The DOE index curve used in the DCF model was obtained from financial institutions that trade these contracts and ranged from $4.09 to $4.14 at March 31, 2012. Significant increases (decreases) in the forward DOE index curve would result in a significantly higher (lower) fair value measurement. For the Company’s interest rate swaps and fuel hedges, the Company also considers the Company’s creditworthiness in its determination of the fair value measurement of these instruments in a net liability position and the banks’ creditworthiness in its determination of the fair value measurement of these instruments in a net asset position. The Company’s restricted assets are valued at quoted market prices in active markets for identical assets, which the Company receives from the financial institutions that hold such investments on its behalf. The Company’s restricted assets measured at fair value are invested primarily in U.S. government and agency securities.

The Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011, were as follows:

	Fair Value Measurement at March 31, 2012 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap derivative instruments — net liability position	$(8,981)	$—	$(8,981)	$—
Fuel hedge derivative instruments — net asset position	$3,850	$—	$—	$3,850
Restricted assets	$30,693	$30,693	$—	$—

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

	Fair Value Measurement at December 31, 2011 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap derivative instruments — net liability position	$(9,118)	$—	$(9,118)	$—
Fuel hedge derivative instruments — net asset position	$3,506	$—	$—	$3,506
Restricted assets	$30,728	$30,728	$—	$—

During the three months ended March 31, 2012 or 2011, there were no assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition.

The following table summarizes the change in the fair value for Level 3 derivatives for the three months ended March 31, 2012:

Level 3 Derivatives
Balance as of December 31, 2011	$3,506
Realized gains included in earnings	(1,129)
Unrealized gains included in AOCL	1,473

Balance as of March 31, 2012	$3,850

The following table summarizes the change in the fair value for Level 3 derivatives for the three months ended March 31, 2011:

Level 3 Derivatives
Balance as of December 31, 2010	$4,730
Realized gains included in earnings	(811)
Unrealized gains included in AOCIL	4,649

Balance as of March 31, 2011	$8,568

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

12. COMPREHENSIVE INCOME

Comprehensive income includes changes in the fair value of interest rate swaps and fuel hedges that qualify for hedge accounting. The components of other comprehensive income (loss) and related tax effects for the three month periods ended March 31, 2012 and 2011, are as follows:

	Three months ended March 31, 2012
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$1,142	$(434)	$708
Fuel hedge amount reclassified into cost of operations	(1,129)	429	(700)
Changes in fair value of interest rate swaps	(1,005)	382	(623)
Change in fair value of fuel hedges	1,473	(560)	913

	$481	$(183)	$298

	Three months ended March 31, 2011
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$1,866	$(709)	$1,157
Fuel hedge amounts reclassified into cost of operations	(811)	308	(503)
Changes in fair value of interest rate swaps	66	(25)	41
Changes in fair value of fuel hedges	4,649	(1,767)	2,882

	$5,770	$(2,193)	$3,577

A rollforward of the amounts included in AOCL, net of taxes, is as follows:

	Fuel Hedge	Interest Rate Swaps	Accumulated Other Comprehensive Loss
Balance at December 31, 2011	$2,172	$(5,652)	$(3,480)
Amounts reclassified into earnings	(700)	708	8
Changes in fair value	913	(623)	290

Balance at March 31, 2012	$2,385	$(5,567)	$(3,182)

See Note 9 for further discussion on the Company’s derivative instruments.

13. STOCKHOLDERS’ EQUITY

Sale of Common Stock

On February 27, 2012, the Company entered into an underwriting agreement with Morgan Stanley & Co. LLC, in connection with the offer and sale by the Company of 12,000,000 shares of its common stock, par value $0.01 per share, at a price of $30.83 per share. The offering closed on March 2, 2012. The Company received net proceeds from this offering of $369,460 after deducting underwriting discounts and estimated transaction expenses payable by the Company of approximately $500.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

Stock-Based Compensation

A summary of activity related to restricted stock units under the Third Amended and Restated 2004 Equity Incentive Plan, as of December 31, 2011, and changes during the three month period ended March 31, 2012, is presented below:

Unvested Shares
Outstanding at December 31, 2011	1,393,009
Granted	609,916
Forfeited	(4,128)
Vested and Issued	(574,949)
Vested and Unissued	(71,744)

Outstanding at March 31, 2012	1,352,104

The weighted average grant-date fair value per share for the shares of common stock underlying the restricted stock units granted during the three month period ended March 31, 2012 was $31.52. During the three months ended March 31, 2012 and 2011, the Company’s stock-based compensation expense from restricted stock units was $7,034 and $2,978, respectively.

Share Repurchase Program

The Company’s Board of Directors has authorized a common stock repurchase program for the repurchase of up to $1,200,000 of common stock through December 31, 2014. Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. The timing and amounts of any repurchases will depend on many factors, including the Company’s capital structure, the market price of the common stock and overall market conditions. During the three months ended March 31, 2012, the Company did not repurchase any shares of its common stock. During the three months ended March 31, 2011, the Company repurchased 751,005 shares of its common stock under this program at a cost of $20,613. As of March 31, 2012, the remaining maximum dollar value of shares available for repurchase under the program was approximately $434,557. The Company’s policy related to repurchases of its common stock is to charge any excess of cost over par value entirely to additional paid-in capital.

Cash Dividend

In October 2010, the Company’s Board of Directors declared the initiation of a quarterly cash dividend of $0.075 per share. In October 2011, the Company announced that its Board of Directors increased its regular quarterly cash dividend by $0.015, from $0.075 to $0.09 per share. Cash dividends of $10,010 and $8,515 were paid during the three months ended March 31, 2012 and 2011, respectively.

14. CORPORATE OFFICE RELOCATION

In December 2011, the Company commenced a relocation of its corporate headquarters from Folsom, California to The Woodlands, Texas. The relocation is expected to be completed in 2012. In connection with the relocation, the Company has incurred in aggregate $1,810 and $83 as of March 31, 2012 and December 31, 2011, respectively, related to personnel and office relocation expenses, and expects to incur an estimated additional $13,200 of related costs during the remaining nine months of 2012. These costs are recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Net Income. In addition, the Company may incur a loss on lease in 2012 or 2013, which is dependent on the cessation of use of its former corporate headquarters in Folsom, California. The Company estimates the loss on lease could range between $6,000 and $8,000.

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

In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business. Except as noted in the matters described below, as of March 31, 2012, there is no current proceeding or litigation involving the Company or its property that the Company believes could have a material adverse impact on its business, financial condition, results of operations or cash flows.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

At March 31, 2012, the Company had $11,778 of capitalized expenditures related to this landfill development project. Depending on the outcome of the market conditions and regulatory factors described above, the Company may decide in mid to late 2014 to abandon the project and expense the $11,778 of capitalized expenditures, less the recoverable value of the undeveloped properties and other amounts recovered, which would likely have a material adverse effect on the Company’s results of operations for that period. Alternatively, if the outcome of the market conditions and regulatory factors described above is such that the Company believes the market for disposal of solid waste generated in the City of El Paso will remain competitive, HDSWF may decide in mid to late 2014 to resume its permitting process for the new site. Under those circumstances, if the Department ultimately denies the landfill permit application for the new site, HDSWF intends to actively resume its efforts to enforce the previously issued landfill permit for the original site in Chaparral. If the Company is ultimately issued a permit to operate the landfill at the new site purchased in July 2009, the Company will be required to expense in a future period $10,324 of capitalized expenditures related to the original Chaparral property, less the recoverable value of that undeveloped property and other amounts recovered, which would likely have a material adverse effect on the Company’s results of operations for that period. If the Company instead is ultimately issued a permit to operate the landfill at the original Chaparral property, the Company will be required to expense in a future period $1,454 of capitalized expenditures related to the new site purchased in July 2009, less the recoverable value of that undeveloped property and other amounts recovered. If the Company is not ultimately issued a permit to operate the landfill at either one of the two sites, the Company will be required to expense in a future period the $11,778 of capitalized expenditures, less the recoverable value of the undeveloped properties and other amounts recovered, which would likely have a material adverse effect on the Company’s results of operations for that period.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

Solano County, California Measure E/Landfill Expansion Litigation

The Company and one of its subsidiaries, Potrero Hills Landfill, Inc. (“PHLF”), were named as real parties in interest in an amended complaint captioned Sustainability, Parks, Recycling and Wildlife Legal Defense Fund v. County of Solano, which was filed in the Superior Court of California, County of Solano, on July 9, 2009 (the original complaint was filed on June 12, 2009). This lawsuit seeks to compel Solano County to comply with Measure E, a ballot initiative and County ordinance passed in 1984 that the County has not enforced against PHLF since at least 1992. Measure E directs in part that Solano County shall not allow the importation into the County of any solid waste which originated or was collected outside the County in excess of 95,000 tons per year. PHLF disposes of and accepts for beneficial reuse and recycling approximately 840,000 tons of solid waste annually, approximately 650,000 tons of which originate from sources outside of Solano County. The Sustainability, Parks, Recycling and Wildlife Legal Defense Fund (“SPRAWLDEF”) lawsuit also seeks to overturn Solano County’s approval of the use permit for the expansion of the Potrero Hills Landfill and the related Environmental Impact Report (“EIR”), arguing that both violate Measure E and that the EIR violates the California Environmental Quality Act (“CEQA”). Two similar actions seeking to enforce Measure E, captioned Northern California Recycling Association v. County of Solano and Sierra Club v. County of Solano, were filed in the same court on June 10, 2009, and August 10, 2009, respectively. The Northern California Recycling Association (“NCRA”) case does not name the Company or any of its subsidiaries as parties and does not contain any CEQA claims. The Sierra Club case names PHLF as a real party in interest, and seeks to overturn the use permit for the expansion of the landfill on Measure E grounds (but does not raise CEQA claims). These lawsuits follow a previous lawsuit concerning Measure E that NCRA filed against PHLF in the same court on July 22, 2008, prior to the Company’s acquisition of PHLF in April 2009, but which NCRA later dismissed.

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

On May 12, 2010, the Solano County Superior Court issued a written opinion addressing all three cases. The Court upheld Measure E in part by judicially rewriting the law, and then issued a writ of mandamus directing Solano County to enforce Measure E as rewritten. The Court decided that it could cure the law’s discrimination against out-of-county waste by revising Measure E to only limit the importation of waste into Solano County from other counties in California, but not from other states. In the same opinion, the Court rejected the requests from petitioners in the cases for a writ of administrative mandamus to overturn the use permit approved by Solano County in June 2009 for the expansion of PHLF’s landfill, thereby leaving the expansion permit in place. Petitioners Sierra Club and SPRAWLDEF filed motions to reconsider in which they asked the Court to issue a writ of administrative mandamus and void PHLF’s use permit for the expansion. The County, the Company and PHLF opposed the motions to reconsider and a hearing was held on June 25, 2010. On August 30, 2010, the Court denied the motions to reconsider and reaffirmed its ruling denying the petitions for writs to overturn PHLF’s use permit for the expansion.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

In December 2010, the Court entered final judgments and writs of mandamus in the three cases, and Solano County, the Company, PHLF and the waste hauling company intervenors filed notices of appeal, which stayed the judgments and writs pending the outcome of the appeal. Petitioners Sierra Club and SPRAWLDEF cross-appealed the Court’s ruling denying their petitions for writs to overturn PHLF’s use permit for the expansion. The appeals and cross-appeals were consolidated and the parties entered into a stipulated briefing schedule that was completed in August 2011. In addition, seventeen separate entities filed friend of court briefs on behalf of the Company and Solano County in September 2011, including the California Attorney General on behalf of the California Department of Resources Recycling and Recovery; the City and County of San Francisco; solid waste joint powers authorities serving the areas of Napa County, the City of Vallejo, the South Lake Tahoe Basin, Central Contra Costa County and the Salinas Valley; the California Association of Sanitation Agencies; sanitation districts serving Los Angeles County and Orange County; the NSWMA; the National Association of Manufacturers; the CRRC; the Los Angeles County Waste Management Association; the Solid Waste Association of Orange County; the Inland Empire Disposal Association; and the California Manufacturers and Technology Association. Sierra Club and SPRAWLDEF filed responses to these briefs in October 2011. No friend of court briefs were filed on behalf of the petitioners. The case is now fully briefed and all parties have requested oral argument.

As part of the final judgments, the Solano County Superior Court retained jurisdiction over any motions for attorneys’ fees under California’s Private Attorney General statute. Petitioners NCRA, SPRAWLDEF and Sierra Club each filed a bill of costs and a motion for attorney fees totaling $771. The Company vigorously opposed the award of attorney fees. The motions were heard in March 2011. On May 31, 2011, the court issued a final order awarding petitioners $452 in attorneys’ fees, $411 of which relates to the SPRAWLDEF and Sierra Club cases in which the Company or PHLF is a named party. The court allocated 50% of the fee amount to PHLF, none of which the Company recorded as a liability at March 31, 2012. The Company and Solano County appealed this attorneys’ fees order in July 2011. Once procedural steps are completed, the Company will request a stay of this appeal until the merits of the underlying Measure E cases have been finally determined. If the Company prevails on the appeals of the three underlying cases, then none of the Petitioners would be entitled to attorneys’ fees and costs. If the Company is unsuccessful on these appeals and its future appeals of the attorneys’ fees judgment, PHLF and the County would each ultimately be severally liable for $206 in attorneys’ fees for the SPRAWLDEF and Sierra Club cases. However, in all three cases, the Company may reimburse the County for any such attorneys’ fees under the indemnification provision in PHLF’s use permit.

On February 9, 2012, the California Department of Resources Recycling and Recovery (CalRecycle) concurred in the solid waste facilities permit related to the Potrero Hills Landfill’s expansion, and the permit was approved and issued by the Solano County Department of Resource Management on February 14, 2012. At this point, the Company is not able to determine the likelihood of any outcome in this matter. However, in the event that after all appeals are exhausted the Superior Court’s writ of mandamus enforcing Measure E as rewritten is upheld, the Company estimates that the current annual impact to its pre-tax earnings resulting from the restriction on imports into Solano County would be approximately $5,000 per year. The Company’s estimate could be impacted by various factors, including the County’s allocation of the 95,000 tons per year import restriction among PHLF and the other disposal and composting facilities in Solano County. In addition, if the final rulings on Measure E do not limit the importation of waste into Solano County from other states, the Company could potentially offset a portion of the estimated reduction to its pre-tax earnings by internalizing waste for disposal at PHLF from other states in which the Company operates, or by accepting waste volumes from third party haulers operating outside of California.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

In response to the pending three state court actions to enforce Measure E described above, the Company, PHLF and other waste hauling companies in California, Oregon and Nevada that are damaged by Measure E and would be further damaged if Measure E was enforced, filed a federal lawsuit to enjoin Measure E and have it declared unconstitutional. On September 8, 2009, the coalition brought suit in the United States District Court for the Eastern District of California in Sacramento challenging Measure E under the Commerce Clause of the United States Constitution, captioned Potrero Hills Landfill, Inc. et al. v. County of Solano. In response, SPRAWLDEF, Sierra Club and NCRA intervened in the federal case to defend Measure E and filed motions to dismiss the federal suit, or in the alternative, for the court to abstain from hearing the case in light of the pending state court Measure E actions. On December 23, 2009, the federal court abstained and declined to accept jurisdiction over the Company’s case, holding that Measure E raised unique state issues that should be resolved by the pending state court litigation, and granted the motions to dismiss. The Company appealed this ruling and on September 23, 2011, the Ninth Circuit Court of Appeals reversed the district court’s decision. On remand, the district court held a hearing on January 11, 2012 regarding the intervenors’ alternative grounds for abstention or dismissal. The district court ruled on April 12, 2012, that it was dismissing the federal lawsuit, with leave granted to the Company and other plaintiffs to amend their complaint within 20 days to meet certain requirements set by the Court, including alleging additional facts regarding the enforcement of Measure E and its harm to the plaintiffs. The Company and it co-plaintiffs are evaluating their options in light of the Court’s ruling.

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

SPRAWLDEF additionally filed a lawsuit seeking a writ of mandate in Sacramento County Superior Court on August 20, 2009, captioned SPRAWLDEF v. California Integrated Waste Management Board (“CIWMB”), County of Solano, et al., challenging a CIWMB decision to dismiss SPRAWLDEF’s administrative appeal to the CIWMB seeking to set aside a 2006 solid waste facilities permit issued to Potrero Hills Landfill by the Solano County Local Enforcement Agency. The case names the Company and PHLF as real parties in interest. The appeal was dismissed by the CIWMB for failure to raise a substantial issue. The 2006 facilities permit authorizes operational modifications and enhanced environmental control measures. The case was tried in Sacramento County Superior Court in October 2010, and the Superior Court rejected all of SPRAWLDEF’s claims and ordered the writ petition dismissed. SPRAWLDEF appealed the dismissal to the Third District Court of Appeal. The case has been fully briefed. On March 8, 2012, the Court of Appeal asked for supplemental briefing on two questions, one of which implicates the standing of SPRAWLDEF relative to a claim against the former CIWMB, and the Company responded with a letter brief. Both CIWMB and the County also filed letter briefs. The Company believes (and so advised the Court of Appeal) the case may be moot in light of the February 14, 2012 issuance of the new solid waste facilities permit for the landfill, which supersedes the 2006 permit at issue in the appeal. While the Company believes that the respondent agencies will prevail in this case, in the unlikely event that the 2006 permit was set aside, PHLF would continue to operate the Potrero Hills Landfill under the site’s new 2012 solid waste facilities permit.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

On December 17, 2010, SPRAWLDEF and one its members filed a petition for writ of mandate in San Francisco Superior Court seeking to overturn the October 2010 approval of the marsh development permit issued by the San Francisco Bay Conservation and Development Commission (“BCDC”) for PHLF’s landfill expansion, alleging that the approval is contrary to the Suisun Marsh Protection Act (the “Marsh Act”). Petitioners claim that BCDC abused its discretion by issuing the marsh development permit in contravention of the Marsh Act. The petition, captioned SPRAWLDEF v. San Francisco Bay Conservation and Development Commission, names BCDC as a respondent and the Company as the real party in interest. BCDC has prepared the administrative record for its permit decision and the parties completed briefing on February 7, 2012. On its own motion, the Superior Court stayed the action and, on April 5, 2012, transferred the case to Solano County Superior Court, citing that court’s experience in the related CEQA case and judicial economy. Once the transfer is complete, the matter will be set for hearing in Solano County Superior Court. At this point the Company is not able to determine the likelihood of any outcome in this matter.

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

If as a result of any of the matters described above, after exhausting all appeals, PHLF’s use permit or marsh development permit is rescinded, and the Superior Court’s writ of mandamus enforcing Measure E as rewritten is ultimately upheld, the Company estimates that it would be required to recognize a pre-tax impairment charge of approximately $42,000 to reduce the carrying value of PHLF to its estimated fair value, in addition to the approximately $5,000 annual impact to its pre-tax earnings described above. If PHLF’s use permit or marsh development permit is rescinded but Measure E is ultimately ruled to be unenforceable, the Company estimates that it would be required to recognize a pre-tax impairment charge of approximately $30,000 to reduce the carrying value of PHLF to its estimated fair value.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

By notice of petition and petition, dated September 29, 2011, filed in New York State Supreme Court for the County of Albany, seven individuals commenced a proceeding pursuant to Article 78 of the New York State Civil Practice Law and Rules (“CPLR”) against Colonie, its Town Board and its Supervisor, Paula A. Mahan (“Town Respondents”). The case is captioned, Conners, et al. v. Town of Colonie, et al., Index No. 006312/2011 (Sup. Ct., Albany Co.). On October 17, 2011, an amended petition, dated October 11, 2011, was served on the Town, naming CRL and the Company as additional Respondents. The petition alleged that the petitioners are residents of Colonie, and own or reside on property abutting or in close proximity to the landfill, or which is affected by the Agreement. Petitioners claimed that the Agreement is the functional equivalent of a lease and therefore should have been subject to the permissive referendum requirements of New York State Town Law (“Town Law”) sections 64(2) and 90. The petition, as amended, asserted that Respondents failed, within ten days of the Town Board’s adoption of a July 28, 2011 resolution authorizing Colonie to enter into the Agreement with CRL, to post and publish notice setting forth the date of adoption of the resolution, an abstract of the Town Board’s action and a statement that the resolution was adopted subject to a permissive referendum. Petitioners sought judgment (i) annulling and setting aside the resolution, (ii) declaring the Agreement invalid, unlawful and unenforceable, (iii) restraining and enjoining Respondents from attempting to enforce the resolution or the Agreement, and (iv) awarding petitioners costs, disbursements and attorneys’ fees incurred in connection with this proceeding; and such other and further relief as the Court deems just and proper.

On October 31, 2011 and November 2, 2011, the Town Respondents, CRL and the Company filed motions to dismiss on various procedural and substantive grounds. On November 3, 2011, petitioners filed an opposition to the motions to dismiss and cross-moved to file a second amended petition seeking to add the Town Clerk and landfill employees’ unions as Respondents.

By decision, order and judgment dated April 5, 2012, the Albany County Supreme Court dismissed the petition, as amended, in its entirety on two separate grounds. The Court assumed for the purposes of the motions to dismiss that the Agreement could be construed as a lease, but determined that: (i) a lease entered into pursuant to GML section 120-w is not subject to the permissive referendum requirements of Town Law sections 64(2) and 90; and (ii) because the Town followed certain proscribed procedures of GML section 120-w, challenges to the Agreement were statutorily limited to specific categories of claims set forth in GML section 120-w(6) and petitioners’ claims did not fall within any of the permitted categories of claims. Because the Court dismissed the petition on the merits, it determined that the petitioners’ request to file a second amended petition was moot. Petitioners may, as of right, appeal the decision to the Appellate Division within 30 days of service of the Supreme Court’s decision and written notice of its entry. The Court directed the Town to have the decision entered, and serve notice of entry and a copy of the decision on the other parties.

Madera County, California Materials Recovery Facility Contract Litigation

The Company’s subsidiary, Madera Disposal Systems, Inc. (“MDSI”) was named in a complaint captioned County of Madera vs. Madera Disposal Systems, Inc., et al, which was filed in the Superior Court of California, County of Madera (Case No. MCV 059402) on March 5, 2012. In its complaint, Madera County alleges that from 2007 through 2010, MDSI breached a contract with the County for the operation of a materials recovery facility by withholding profits from facility operations in excess of those authorized by the contract. The County further alleges that the breach gives the County the unilateral right to terminate all of its contracts with MDSI, including contracts for (1) the collection of residential and commercial waste in the unincorporated parts of the County, (2) operation of the materials recovery facility, (3) operation of the North Fork Transfer Station and (4) operation of the Fairmead Landfill. In the complaint, the County seeks monetary damages of $2,962 from MDSI, plus pre-judgment interest at 10% per annum and a declaration that the County may terminate its contracts with MDSI effective November 1, 2012.

MDSI had been under contract with the County to collect residential and commercial waste and operate the county-owned Fairmead Landfill continuously since at least 1981. In 1994, MDSI contracted with the County to construct and operate a materials recovery facility for the County on the premises of the Fairmead Landfill. At the time it entered into the materials recovery facility contract, MDSI entered into new contracts with the County for waste collection and landfill operation that were to run concurrently with the materials recovery facility contract. In 1998, MDSI and the County agreed to extend the term of the materials recovery facility and the terms of the other County contracts until November 10, 2012, with MDSI holding a unilateral option to extend all of the contracts for an additional five-year term.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

In March, 2011, the County issued a Notice of Default to MDSI under the materials recovery facility contract and gave MDSI 30 days to cure the default. MDSI provided information that it believed demonstrated that it was not in default under the contract and had not withheld profits that it was obligated to deliver to the County under the terms of the contract. The County disagreed and in December 2011, MDSI and the County attempted to mediate the dispute. The mediation was unsuccessful.

On February 7, 2012, the County issued a formal Notice of Termination to MDSI terminating all of its contracts effective November 1, 2012, or such earlier date as the County may specify to MDSI by at least 90 days’ prior written notice. The lawsuit followed on March 5, 2012. On March 26, 2012, MDSI filed a motion to transfer venue to a superior court in a neutral county. At the hearing on the motion on April 19, 2012, the Court requested additional briefing by the parties and continued the hearing until June 18, 2012. At this point, the Company is not able to determine the likelihood of any outcome in this matter. However, in the event that Madera County is ultimately successful in obtaining a declaration that the County may terminate its contracts with MDSI effective November 1, 2012 notwithstanding MDSI’s unilateral option to extend the contracts for an additional five years, the Company estimates that the current annual impact to its pre-tax earnings resulting from the termination of MDSI’s contracts with Madera County would be approximately $2,300 per year, not including any monetary damages and interest the Court could order MDSI to pay the County.

16. SUBSEQUENT EVENT

On April 25, 2012, the Company announced that its Board of Directors declared a regular quarterly cash dividend of $0.09 per share on the Company’s common stock. The dividend will be paid on May 23, 2012, to stockholders of record on the close of business on May 9, 2012.

Item	2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q are forward-looking in nature, including statements related to our ability to provide adequate cash to fund our operating activities, our ability to draw on our credit facility or raise additional capital, the impact of global economic conditions on our volume, business and results of operations, the effects of landfill special waste projects on volume results, the effects of seasonality on our business and results of operations, demand for recyclable commodities and recyclable commodity pricing, the impact of the relocation of our corporate headquarters to The Woodlands, Texas, our expectations with respect to capital expenditures, our expectations with respect to our ability to obtain expansions of permitted landfill capacity, our expectations with respect to future dividend payments, our expectations with respect to the outcomes of our legal proceedings and our expectations with respect to the purchase of fuel and fuel prices. These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates,” or the negative thereof or comparable terminology, or by discussions of strategy.

Our business and operations are subject to a variety of risks and uncertainties and, consequently, actual results may differ materially from those projected by any forward-looking statements. Factors that could cause actual results to differ from those projected include, but are not limited to, the following:

•	Our acquisitions may not be successful, resulting in changes in strategy, operating losses or a loss on sale of the business acquired;

•	A portion of our growth and future financial performance depends on our ability to integrate acquired businesses into our organization and operations;

•	Competition for acquisition candidates, consolidation within the waste industry and economic and market conditions may limit our ability to grow through acquisitions;

•	We may be unable to compete effectively with larger and better capitalized companies, companies with lower return expectations, and governmental service providers;

•	We may lose contracts through competitive bidding, early termination or governmental action;

•	Price increases may not be adequate to offset the impact of increased costs or may cause us to lose volume;

•	Economic downturns adversely affect operating results;

•	Our results are vulnerable to economic conditions and seasonal factors affecting the regions in which we operate;

•

We may be subject in the normal course of business to judicial, administrative or other third party proceedings that could interrupt or limit our operations, require expensive remediation, result in adverse judgments, settlements or fines and create negative publicity;

•	Increases in the price of fuel may adversely affect our business and reduce our operating margins;

•	Increases in labor and disposal and related transportation costs could impact our financial results;

•	Efforts by labor unions could divert management attention and adversely affect operating results;

•	We could face significant withdrawal liability if we withdraw from participation in one or more underfunded multiemployer pension plans in which we participate;

•	Increases in insurance costs and the amount that we self-insure for various risks could reduce our operating margins and reported earnings;

•	Our indebtedness could adversely affect our financial condition; we may incur substantially more debt in the future;

•	Each business that we acquire or have acquired may have liabilities or risks that we fail or are unable to discover, including environmental liabilities;

•	Liabilities for environmental damage may adversely affect our financial condition, business and earnings;

•	Our accruals for our landfill site closure and post-closure costs may be inadequate;

•	The financial soundness of our customers could affect our business and operating results;

•	We depend significantly on the services of the members of our senior, regional and district management team, and the departure of any of those persons could cause our operating results to suffer;

•	Our decentralized decision-making structure could allow local managers to make decisions that adversely affect our operating results;

•	We may incur charges related to capitalized expenditures of landfill development projects, which would decrease our earnings;

•	Because we depend on railroads for our intermodal operations, our operating results and financial condition are likely to be adversely affected by any reduction or deterioration in rail service;

•	Our financial results are based upon estimates and assumptions that may differ from actual results;

•	The adoption of new accounting standards or interpretations could adversely affect our financial results;

•	Pending or future litigation or governmental proceedings could result in material adverse consequences, including judgments or settlements;

•	If we are not able to develop and protect intellectual property, or if a competitor develops or obtains exclusive rights to a breakthrough technology, our financial results may suffer;

•	Fluctuations in prices for recycled commodities that we sell and rebates we offer to customers may cause our revenues and operating results to decline;

•	Our financial and operating performance may be affected by the inability to renew landfill operating permits, obtain new landfills and expand existing ones;

•	Future changes in laws or renewed enforcement of laws regulating the flow of solid waste in interstate commerce could adversely affect our operating results;

•	Extensive and evolving environmental, health, safety and employment laws and regulations may restrict our operations and growth and increase our costs;

•	Climate change regulations may adversely affect operating results;

•	Extensive regulations that govern the design, operation and closure of landfills may restrict our landfill operations or increase our costs of operating landfills;

•	Alternatives to landfill disposal may cause our revenues and operating results to decline; and

•	Unusually adverse weather conditions may interfere with our operations, harming our operating results.

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

We are an integrated solid waste services company that provides solid waste collection, transfer, disposal and recycling services in mostly exclusive and secondary markets in the U.S. We also provide intermodal services for the rail haul movement of cargo and solid waste containers in the Pacific Northwest through a network of intermodal facilities. We also treat and dispose of non-hazardous waste that is generated in the exploration and production of oil and natural gas primarily at a facility in Southwest Louisiana. We seek to avoid highly competitive, large urban markets and instead target markets where we can provide either solid waste services under exclusive arrangements, or markets where we can be integrated and attain high market share. In markets where waste collection services are provided under exclusive arrangements, or where waste disposal is municipally funded or available at multiple municipal sources, we believe that controlling the waste stream by providing collection services under exclusive arrangements is often more important to our growth and profitability than owning or operating landfills. As of March 31, 2012, we served more than two million residential, commercial and industrial customers from a network of operations in 30 states: Alabama, Alaska, Arizona, California, Colorado, Idaho, Illinois, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Michigan, Minnesota, Mississippi, Montana, Nebraska, Nevada, New Mexico, New York, North Carolina, Oklahoma, Oregon, South Carolina, South Dakota, Tennessee, Texas, Utah, Washington and Wyoming. As of that date, we owned or operated a network of 148 solid waste collection operations, 59 transfer stations, seven intermodal facilities, 39 recycling operations, 43 municipal solid waste landfills, three construction and demolition landfills and one exploration and production waste treatment and disposal facility.

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the condensed consolidated financial statements. As described by the SEC, critical accounting estimates and assumptions are those that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and that have a material impact on the financial condition or operating performance of a company. Such critical accounting estimates and assumptions are applicable to our reportable segments. Refer to our most recent Annual Report on Form 10-K for a complete description of our critical accounting estimates and assumptions.

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

	Three months ended March 31,
	2012		2011
Collection	$277,088	64.2%	$239,437	63.2%
Disposal and transfer	121,995	28.3	109,560	28.9
Intermodal, recycling and other	32,573	7.5	30,144	7.9

	431,656	100.0%	379,141	100.0%

Less: intercompany elimination	(55,226)		(47,673)

Total revenue	$376,430		$331,468

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

We manage our operations through three geographic operating segments, which are also our reportable segments. Each operating segment is responsible for managing several vertically integrated operations, which are comprised of districts. In April 2011, as a result of the County Waste acquisition (described in Note 6 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q), we realigned our reporting structure and changed our three geographic operating segments from Western, Central and Southern to Western, Central and Eastern. As part of this realignment, the states of Arizona, Louisiana, New Mexico and Texas, which were previously part of the Southern region, are now included in the Central region. Also as part of this realignment, the state of Michigan, which was previously part of the Central region, is now included in the Eastern region. Additionally, the states of New York and Massachusetts, which we now operate in as a result of the County Waste acquisition, are included in the Eastern region. The segment information presented herein reflects the realignment of these districts. Under the current orientation, our Western Region is comprised of operating locations in Alaska, California, Idaho, Montana, Nevada, Oregon, Washington and western Wyoming; our Central Region is comprised of operating locations in Arizona, Colorado, Kansas, Louisiana, Minnesota, Nebraska, New Mexico, Oklahoma, South Dakota, Texas, Utah and eastern Wyoming; and our Eastern Region is comprised of operating locations in Alabama, Illinois, Iowa, Kentucky, Massachusetts, Michigan, Mississippi, New York, North Carolina, South Carolina and Tennessee.

Revenues, net of intercompany eliminations, for our reportable segments are shown in the following table for the periods indicated (in thousands):

	Three months ended March 31,
	2012	2011
Western	$180,660	$174,565
Central	106,733	100,397
Eastern	89,037	56,506

	$376,430	$331,468

Operating income before depreciation, amortization and gain (loss) on disposal of assets for our reportable segments is shown in the following table for the periods indicated (in thousands):

	Three months ended March 31,
	2012	2011
Western	$53,802	$54,453
Central	37,382	35,424
Eastern	24,534	16,964
Corporate(a)	(7,143)	(1,277)

	$108,575	$105,564

(a)	Corporate functions include accounting, legal, tax, treasury, information technology, risk management, human resources, training and other administrative functions.

A reconciliation of Operating income before depreciation, amortization and gain (loss) on disposal of assets to Income before income tax provision is included in Note 8 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Significant changes in revenue and operating income before depreciation, amortization and gain (loss) on disposal of assets for our reportable segments for the three month period ended March 31, 2012, compared to the three month period ended March 31, 2011, are discussed below:

Segment Revenue

Revenue in our Western segment increased $6.1 million, or 3.5%, to $180.7 million for the three months ended March 31, 2012, from $174.6 million for the three months ended March 31, 2011. For the three months ended March 31, 2012, the components of the increase consisted of revenue acquired from acquisitions closed during, or subsequent to, the three months ended March 31, 2011, of $5.2 million and net price increases of $4.6 million, partially offset by decreases of $0.7 million from divested operations, volume decreases of $0.2 million, recyclable commodity sales decreases of $1.7 million, intermodal revenue decreases of $0.8 million and other revenue decreases of $0.3 million.

Revenue in our Central segment increased $6.3 million, or 6.3%, to $106.7 million for the three months ended March 31, 2012, from $100.4 million for the three months ended March 31, 2011. For the three months ended March 31, 2012, the components of the increase consisted of revenue acquired from acquisitions closed during, or subsequent to, the three months ended March 31, 2011, of $2.3 million and net price increases of $5.4 million, partially offset by decreases of $0.9 million from divested operations, volume decreases of $0.4 million and recyclable commodity sales decreases of $0.1 million.

Revenue in our Eastern segment increased $32.5 million, or 57.6%, to $89.0 million for the three months ended March 31, 2012, from $56.5 million for the three months ended March 31, 2011. For the three months ended March 31, 2012, the components of the increase consisted of revenue acquired from acquisitions closed during, or subsequent to, the three months ended March 31, 2011, of $30.2 million, net price increases of $2.1 million, volume increases of $0.4 million and other revenue increases of $0.5 million, partially offset by decreases of $0.6 million from divested operations and recyclable commodity sales decreases of $0.1 million.

Segment Operating Income before Depreciation, Amortization and Gain (Loss) on Disposal of Assets

Operating income before depreciation, amortization and gain (loss) on disposal of assets in our Western segment decreased $0.7 million, or 1.2%, to $53.8 million for the three months ended March 31, 2012, from $54.5 million for the three months ended March 31, 2011. The decrease was primarily due to decreased recyclable commodity revenue, decreased intermodal revenue, increased direct and administrative payroll expenses, increased disposal expenses, increased third party trucking and transportation expenses, increased vehicle and equipment repair expenses, increased diesel fuel expenses, increased leachate disposal expenses and increased expenses for uncollectible accounts receivable, partially offset by price increases charged to our customers, income generated from acquisitions closed during, or subsequent to, the three months ended March 31, 2011, decreased rail transportation expenses at our intermodal operations and decreased taxes on revenues.

Operating income before depreciation, amortization and gain (loss) on disposal of assets in our Central segment increased $2.0 million, or 5.5%, to $37.4 million for the three months ended March 31, 2012, from $35.4 million for the three months ended March 31, 2011. The increase was primarily due to price increases charged to our customers, increased revenues, partially offset by increased direct and administrative payroll expenses, increased disposal expenses, increased third party trucking and transportation expenses, increased vehicle and equipment repair expenses and increased diesel fuel expenses.

Operating income before depreciation, amortization and gain (loss) on disposal of assets in our Eastern segment increased $7.5 million, or 44.6%, to $24.5 million for the three months ended March 31, 2012, from $17.0 million for the three months ended March 31, 2011. The increase was primarily due to income generated from acquisitions closed during, or subsequent to, the three months ended March 31, 2011 and the following changes at operations owned in comparable periods in 2011 and 2012: price increases charged to our customers, revenue volume increases and decreased general liability and property insurance claims expense, partially offset by increased direct and administrative payroll expenses, increased disposal expenses, increased third party trucking and transportation expenses, increased vehicle and equipment repair expenses and increased diesel fuel expenses.

Operating income before depreciation, amortization and gain (loss) on disposal of assets at Corporate decreased $5.8 million, to a loss of $7.1 million for the three months ended March 31, 2012, from a loss of $1.3 million for the three months ended March 31, 2011. The decrease was primarily due to an increase in direct acquisition expenses, expenses associated with the relocation of our corporate headquarters from Folsom, California to The Woodlands, Texas and increased equity-based compensation expense resulting from a grant of immediately vested restricted stock units to certain executive officers at the time the executives agreed to modifications to their employment contracts. Our estimated recurring corporate expenses, which can vary from the actual amount of incurred corporate expenses, are allocated to our three geographic operating segments.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

The following table sets forth items in our condensed consolidated statements of net income as a percentage of revenues for the periods indicated.

	Three months ended March 31,
	2012	2011
Revenues	100.0%	100.0%
Cost of operations	57.5	56.4
Selling, general and administrative	13.6	11.7
Depreciation	9.9	10.0
Amortization of intangibles	1.5	1.2
Loss on disposal of assets	0.2	—

Operating income	17.3	20.7

Interest expense	(3.3)	(2.6)
Interest income	—	—
Other income, net	0.2	0.1
Income tax provision	(5.9)	(7.1)
Net income attributable to noncontrolling interests	—	(0.1)

Net income attributable to Waste Connections	8.3%	11.0%

Revenues. Total revenues increased $44.9 million, or 13.6%, to $376.4 million for the three months ended March 31, 2012, from $331.5 million for the three months ended March 31, 2011.

Acquisitions closed during, or subsequent to, the three months ended March 31, 2011, increased revenues by approximately $37.7 million in the three months ended March 31, 2012. Operations divested during, or subsequent to, the three months ended March 31, 2011, decreased revenues by approximately $2.2 million.

During the three months ended March 31, 2012, the net increase in prices charged to our customers was $12.0 million, consisting of $10.7 million of core price increases and $1.3 million of fuel, materials and environmental surcharges.

Volume decreases in our existing business during the three months ended March 31, 2012, decreased revenues by approximately $0.1 million. The net decreases in volume were primarily attributable to decreases in commercial hauling activity, partially offset by increases in landfill special waste volumes and roll off hauling activity.

Decreased recyclable commodity prices during the three months ended March 31, 2012, partially offset by increased recyclable commodity volumes collected, decreased revenues by $1.9 million. The decrease in recyclable commodity prices was primarily due to decreased overseas demand for recyclable commodities.

Other revenues decreased by $0.6 million during the three months ended March 31, 2012. The decrease was primarily due to a decrease in cargo volume at our intermodal operations.

Cost of Operations. Total cost of operations increased $29.6 million, or 15.8%, to $216.7 million for the three months ended March 31, 2012, from $187.1 million for the three months ended March 31, 2011. The increase was primarily attributable to $21.5 million of additional operating costs associated with acquisitions closed during, or subsequent to, the three months ended March 31, 2011, and the following changes at operations owned in comparable periods in 2011 and 2012: an increase in disposal expense of $1.4 million due to increased rates charged by third party disposal sites and increased roll off volumes, an increase in third party trucking and transportation expenses of $1.4 million due to increased landfill special waste volumes, an increase in labor expenses of $2.4 million due to employee pay increases, an increase in diesel fuel expenses of $1.8 million resulting from higher market prices for fuel, an increase in truck and equipment maintenance and repair expenses of $1.6 million, an increase in leachate disposal costs of $0.7 million at certain landfills we own and $0.5 million of other net increases, partially offset by a decrease in general liability and property insurance claims expense of $0.8 million under our high deductible insurance program, a decrease in taxes on revenues of $0.5 million and a decrease in rail transportation expenses at our intermodal operations of $0.4 million due to decreased cargo volume.

Cost of operations as a percentage of revenues increased 1.1 percentage points to 57.5% for the three months ended March 31, 2012, from 56.4% for the three months ended March 31, 2011. The increase was comprised of a 0.6 percentage point increase due to acquisitions closed during, or subsequent to, the three months ended March 31, 2011 having higher disposal costs as a percentage of revenue relative to our company average, 0.3 percentage points from increased diesel fuel expenses, 0.3 percentage points from increased third party trucking, 0.3 percentage points from increased vehicle and equipment maintenance expenses, 0.2 percentage points from increased disposal expenses and 0.2 percentage points from increased leachate disposal expenses, partially offset by a 0.3 percentage point decrease from reduced taxes on revenues, 0.3 percentage point decrease from lower general liability and property insurance claims and 0.2 percentage point decrease from lower rail transportation expenses at our intermodal operations.

SG&A. SG&A expenses increased $12.4 million, or 31.8%, to $51.2 million for the three months ended March 31, 2012, from $38.8 million for the three months ended March 31, 2011. The increase was primarily the result of $2.7 million of additional SG&A expenses from acquisitions closed during, or subsequent to, the three months ended March 31, 2011, and the following changes at operations owned in comparable periods in 2011 and 2012: $3.6 million of equity-based compensation expense resulting from a grant of immediately vested restricted stock units to certain executive officers at the time the executives agreed to modifications to their employment contracts, $1.7 million of expenses associated with the relocation of our corporate headquarters from Folsom, California to The Woodlands, Texas, an increase in payroll and payroll-related expenses of $1.4 million related to pay increases, an increase in direct acquisition expenses of $1.1 million, an increase in expenses for uncollectible accounts receivable of $0.7 million, an increase in equity-based compensation expense associated with our annual grant of restricted stock units to our personnel of $0.5 million, an increase in deferred compensation expense resulting from deferred compensation liabilities to employees being increased as a result of increases in the market value of investments to which employee deferred compensation balances are tracked of $0.3 million and an increase in employee travel expenses of $0.3 million.

SG&A expenses as a percentage of revenues increased 1.9 percentage points to 13.6% for the three months ended March 31, 2012, from 11.7% for the three months ended March 31, 2011. The increase as a percentage of revenues was attributable to a 1.2 percentage point increase from higher equity-based compensation expense, 0.5 percentage points from expenses associated with the relocation of the corporate headquarters to The Woodlands, Texas, 0.3 percentage points from the increase in direct acquisition expenses, 0.2 percentage points from increased payroll and payroll-related expenses, 0.2 percentage points from the increase in expenses for uncollectible accounts receivable and 0.1 percentage points from increased deferred compensation expense, partially offset by a 0.6 percentage point decrease due to acquisitions closed during, or subsequent to, the three months ended March 31, 2011 having lower SG&A expenses as a percentage of revenue than our company average.

Depreciation. Depreciation expense increased $4.2 million, or 12.5%, to $37.2 million for the three months ended March 31, 2012, from $33.0 million for the three months ended March 31, 2011. The increase was primarily attributable to $3.2 million of depreciation and depletion associated with acquisitions closed during, or subsequent to, the three months ended March 31, 2011, and an increase in depreciation expense associated with additions to our fleet and equipment purchased to support our existing operations of $1.0 million.

Depreciation expense as a percentage of revenues decreased 0.1 percentage points to 9.9% for the three months ended March 31, 2012, from 10.0% for the three months ended March 31, 2011. The decrease was due primarily to acquisitions closed during, or subsequent to, the three months ended March 31, 2011 having depreciation expense as a percentage of revenues below our company average and leveraging existing equipment to service increases in landfill volumes, recyclable commodity revenue and intermodal revenue.

Amortization of Intangibles. Amortization of intangibles expense increased $1.6 million, or 41.6%, to $5.6 million for the three months ended March 31, 2012, from $4.0 million for the three months ended March 31, 2011, due primarily to the amortization of contracts and customer lists acquired during, or subsequent to, the three months ended March 31, 2011.

Amortization expense as a percentage of revenues increased 0.3 percentage points to 1.5% for the three months ended March 31, 2012, from 1.2% for the three months ended March 31, 2011 due to the aforementioned increases.

Operating Income. Operating income decreased $3.5 million, or 5.1%, to $65.1 million for the three months ended March 31, 2012, from $68.6 million for the three months ended March 31, 2011. The decrease was primarily attributable to the $29.6 million increase in operating costs, $12.4 million increase in SG&A expense, $4.2 million increase in depreciation expense, $1.6 million increase in amortization of intangibles expense and $0.7 million increase in loss on disposal of assets, partially offset by the $44.9 million increase in revenues.

Operating income as a percentage of revenues decreased 3.4 percentage points to 17.3% for the three months ended March 31, 2012, from 20.7% for the three months ended March 31, 2011. The decrease as a percentage of revenues was due to the previously described 1.9 percentage point increase in SG&A expense, 1.1 percentage point increase in cost of operations, 0.3 percentage point increase in amortization expense and 0.2 percentage point increase in loss on disposal of assets, partially offset by the 0.1 percentage point decrease in depreciation expense.

Interest Expense. Interest expense increased $3.5 million, or 39.1%, to $12.3 million for the three months ended March 31, 2012, from $8.8 million for the three months ended March 31, 2011. The increase is comprised of $2.5 million from the April 2011 issuance of our 2016 Notes, 2018 Notes and 2021 Notes, $0.8 million from an increase in the applicable margin above the base rate or Eurodollar rate under our new senior revolving credit facility that we entered into in July 2011, $0.5 million from an increase in the amortization of debt issuance costs and increased commitment fees on the unused portion of our credit facility and $0.3 million of interest accretion expense recorded on long-term liabilities recorded at fair value associated with acquisitions closed during, or subsequent to, the three months ended March 31, 2011, partially offset by $0.6 million due to the expiration of a $50 million interest rate swap in June 2011 with a fixed rate of 4.29% and a reduction in the fixed interest rate paid on $175 million of interest rate swaps. In February 2011, three interest rate swaps with a combined notional amount of $175 million and a fixed interest rate of 4.37% expired and we commenced a new $175 million interest rate swap with a fixed interest rate of 2.85%.

Income Tax Provision. Income taxes decreased $1.3 million, or 5.6%, to $22.2 million for the three months ended March 31, 2012, from $23.5 million for the three months ended March 31, 2011, as a result of decreased pre-tax income.

Our effective tax rates for the three months ended March 31, 2012 and 2011, were 41.3% and 39.0%, respectively. During the three months ended March 31, 2012, income tax expense and our effective tax rate, were impacted by $1.1 million and 2.1 percentage points, respectively, due to $2.9 million of the $3.6 million equity-based compensation to certain executive officers, incurred at the time the executives agreed to modifications to their employment contracts, being non-deductible expenses.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain cash flow information for the three month periods ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Net cash provided by operating activities	$100,581	$88,378
Net cash used in investing activities	(167,969)	(16,671)
Net cash provided by (used in) financing activities	62,914	(70,487)

Net increase (decrease) in cash and equivalents	(4,474)	1,220
Cash and equivalents at beginning of period	12,643	9,873

Cash and equivalents at end of period	$8,169	$11,093

Operating Activities Cash Flows

For the three months ended March 31, 2012, net cash provided by operating activities was $100.6 million. For the three months ended March 31, 2011, net cash provided by operating activities was $88.4 million. The $12.2 million net increase in cash provided by operating activities was due primarily to the following:

1)	An increase in cash flows from operating assets and liabilities, net of effects from acquisitions, of $15.2 million to cash provided by operating assets and liabilities of $8.0 million for the three months ended March 31, 2012, from cash used in operating assets and liabilities of $7.2 million for the three months ended March 31, 2011. The significant components of the $8.0 million in net cash inflows from changes in operating assets and liabilities for the three months ended March 31, 2012, include the following:

a)	an increase in cash resulting from a $9.5 million decrease in accounts receivable due to the timing of collections;

b)	an increase in cash resulting from a $5.9 million decrease in prepaid expenses and other current assets due primarily to decreases in prepaid income taxes;

c)	an increase in cash resulting from an increase in accrued other long-term liabilities of $2.3 million due primarily to increased deferred compensation plan liabilities resulting from employee contributions; less

d)	a decrease in cash resulting from a $9.8 million decrease in accounts payable due primarily to the timing of payments.

2)	An increase in depreciation and amortization expense of $5.8 million;

3)	An increase in equity-based compensation expense of $4.6 million due to a $3.6 million grant of immediately vested restricted stock units to certain executive officers at the time the executives agreed to modifications to their employment contracts, $0.5 million increase associated with our annual grant of restricted stock units to our personnel, and a $0.5 million increase in the fair value of warrants issued as compensation for acquisition-related services; less

4)	A decrease in deferred taxes of $8.0 million due primarily to the recognition during the three months ended March 31, 2011, of tax benefits associated with a change in our tax method for deducting depreciation expense for certain landfills; less

5)	A decrease in net income of $5.4 million.

As of March 31, 2012, we had a working capital deficit of $36.8 million, including cash and equivalents of $8.2 million. Our working capital deficit increased $2.0 million from $34.8 million at December 31, 2011. To date, we have experienced no loss or lack of access to our cash or cash equivalents; however, we can provide no assurances that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets. Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements, along with stock repurchase and dividend programs, to reduce our indebtedness under our credit facility and to minimize our cash balances.

Investing Activities Cash Flows

Net cash used in investing activities increased $151.3 million to $168.0 million for the three months ended March 31, 2012, from $16.7 million for the three months ended March 31, 2011. The significant components of the increase include the following:

1)	An increase in payments for acquisitions of $138.1 million primarily due to the recent acquisition of Alaska Waste;

2)	An increase in capital expenditures for property and equipment of $8.4 million due to increases in expenditures for equipment, leasehold improvements, primarily at one of our recycling facilities, containers and for site costs at various landfills;

3)	A decrease in cash provided of $2.8 million due to the liquidation of restricted asset accounts that were replaced with financial surety bonds during the three months ended March 31, 2011; and

4)	An increase in other assets of $1.9 million due to increases in notes receivables, deferred compensation plan investments and other investments.

Financing Activities Cash Flows

Net cash provided by financing activities increased $133.4 million to $62.9 million for the three months ended March 31, 2012, from cash used in financing activities of $70.5 million for the three months ended March 31, 2011. The significant components of the increase include the following:

1)	An increase in cash flows from the proceeds from our common stock offering of $369.5 million, due to the March 2012 sale of 12,000,000 shares of our common stock in a public offering;

2)	A decrease in payments to repurchase our common stock of $20.6 million;

3)	An increase in the excess tax benefit associated with equity-based compensation of $1.2 million; less

4)	A decrease in net long-term borrowings of $253.2 million due primarily to the repayment of debt with proceeds from our common stock offering; less

5)	An increase in payments of contingent consideration of $3.4 million for the remaining payout related to the completion of earnings targets for an acquisition closed in 2010; less

6)	An increase in cash dividends paid of $1.5 million due to an increase in our quarterly dividend rate per share to $0.09.

Our business is capital intensive. Our capital requirements include acquisitions and fixed asset purchases. We will also make capital expenditures for landfill cell construction, landfill development, landfill closure activities and intermodal facility construction in the future.

On February 27, 2012, we entered into an underwriting agreement with Morgan Stanley & Co. LLC, in connection with the offer and sale by us of 12,000,000 shares of our common stock, par value $0.01 per share, at a price of $30.83 per share. The offering closed on March 2, 2012. We received net proceeds from this offering of $369.5 million after deducting underwriting discounts and estimated transaction expenses to be paid by us of approximately $500,000.

Our Board of Directors has authorized a common stock repurchase program for the repurchase of up to $1.2 billion of our common stock through December 31, 2014. Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of the common stock and overall market conditions. As of March 31, 2012 and 2011, we had repurchased in aggregate 39.2 million and 36.2 million shares, respectively, of our common stock at an aggregate cost of $765.4 million and $669.2 million, respectively. As of March 31, 2012, the remaining maximum dollar value of shares available for purchase under the program was approximately $434.6 million.

In October 2010, our Board of Directors authorized the initiation of a quarterly cash dividend of $0.075 per share. In October 2011, our Board of Directors authorized an increase to our regular quarterly cash dividend by $0.015, from $0.075 to $0.09 per share. Cash dividends of $10.0 million and $8.5 million were paid during the three months ended March 31, 2012 and 2011, respectively. The Board will review the cash dividend periodically, with a long-term objective of increasing the amount of the dividend. We cannot assure you as to the amounts or timing of future dividends.

We made $28.0 million in capital expenditures during the three months ended March 31, 2012. We expect to make capital expenditures of approximately $145 million in 2012 in connection with our existing business. We have funded and intend to fund the balance of our planned 2012 capital expenditures principally through internally generated funds and borrowings under our credit facility. In addition, we may make substantial additional capital expenditures in acquiring solid waste collection and disposal businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity. We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities. We believe that our cash and equivalents, credit facility and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future. However, disruptions in the capital and credit markets could adversely affect our ability to draw on our credit facility or raise other capital. Our access to funds under the credit facility is dependent on the ability of the banks that are parties to the facility to meet their funding commitments. Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.

As of March 31, 2012, we had $230.0 million outstanding under our credit facility, exclusive of outstanding standby letters of credit of $86.2 million. As of March 31, 2012, we were in compliance with all applicable covenants in our credit agreement.

As of March 31, 2012, we had the following contractual obligations:

	Payments Due by Period
	(amounts in thousands)
Recorded Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years
Long-term debt	$887,792	$4,618	$9,389	$662,378	$211,407
Cash interest payments	$233,746	$44,231	$79,247	$55,744	$54,524

Long-term debt payments include:

1)	$230.0 million in principal payments due July 2016 related to our credit facility. Our credit facility bears interest, at our option, at either the base rate plus the applicable base rate margin (approximately 3.65% at March 31, 2012) on base rate loans, or the Eurodollar rate plus the applicable Eurodollar margin (approximately 1.64% at March 31, 2012) on Eurodollar loans. As of March 31, 2012, our credit facility allowed us to borrow up to $1.2 billion.
2)	$175.0 million in principal payments due 2015 related to our 2015 Notes. Holders of the 2015 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2015 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the Master Note Purchase Agreement. The 2015 Notes bear interest at a rate of 6.22%.
3)	$100.0 million in principal payments due 2016 related to our 2016 Notes. Holders of the 2016 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2016 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the Master Note Purchase Agreement. The 2016 Notes bear interest at a rate of 3.30%.
4)	$50.0 million in principal payments due 2018 related to our 2018 Notes. Holders of the 2018 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2018 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the Master Note Purchase Agreement. The 2018 Notes bear interest at a rate of 4.00%.
5)	$175.0 million in principal payments due 2019 related to our 2019 Notes. Holders of the 2019 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2019 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the Master Note Purchase Agreement. The 2019 Notes bear interest at a rate of 5.25%.
6)	$100.0 million in principal payments due 2021 related to our 2021 Notes. Holders of the 2021 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2021 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the Master Note Purchase Agreement. The 2021 Notes bear interest at a rate of 4.64%.
7)	$38.5 million in principal payments related to our tax-exempt bonds, which bear interest at variable rates (between 0.25% and 0.32%) at March 31, 2012. The tax-exempt bonds have maturity dates ranging from 2012 to 2033.
8)	$16.5 million in principal payments related to our notes payable to sellers. Our notes payable to sellers bear interest at rates between 2.50% and 10.35% at March 31, 2012, and have maturity dates ranging from 2012 to 2036.
9)	$2.8 million in principal payments related to our notes payable to third parties. Our notes payable to third parties bear interest at rates between 6.7% and 10.9% at March 31, 2012, and have maturity dates ranging from 2012 to 2019.

The following assumptions were made in calculating cash interest payments:

1)	We calculated cash interest payments on the credit facility using the Eurodollar rate plus the applicable Eurodollar margin at March 31, 2012. We assumed the credit facility is paid off when it matures in July 2016.

2)	We calculated cash interest payments on our interest rate swaps using the stated interest rate in the swap agreement less the Eurodollar rate through the earlier expiration of the term of the swaps or the term of the credit facility.

	Amount of Commitment Expiration Per Period
	(amounts in thousands)
Unrecorded Obligations(1)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years
Operating leases	$95,600	$13,687	$21,429	$16,015	$44,469

(1)	We are party to operating lease agreements. These lease agreements are established in the ordinary course of our business and are designed to provide us with access to facilities at competitive, market-driven prices. These arrangements have not materially affected our financial position, results of operations or liquidity during the three months ended March 31, 2012, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

We have obtained financial surety bonds, primarily to support our financial assurance needs and landfill operations. We provided customers and various regulatory authorities with surety bonds in the aggregate amounts of approximately $313.3 million and $312.0 million at March 31, 2012 and December 31, 2011, respectively. These arrangements have not materially affected our financial position, results of operations or liquidity during the three months ended March 31, 2012, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

From time to time, we evaluate our existing operations and their strategic importance to us. If we determine that a given operating unit does not have future strategic importance, we may sell or otherwise dispose of those operations. Although we believe our reporting units would not be impaired by such dispositions, we could incur losses on them.

The disposal tonnage that we received in the three month periods ended March 31, 2012 and 2011, at all of our landfills during the respective period, is shown below (tons in thousands):

	Three months ended March 31,
	2012		2011
	Number of Sites	Total Tons	Number of Sites	Total Tons
Owned landfills and landfills operated under life-of-site agreements	40	3,276	39	3,059
Operated landfills	6	134	5	120

	46	3,410	44	3,179

NON-GAAP FINANCIAL MEASURES

Free Cash Flow

We present free cash flow, a non-GAAP financial measure, supplementally because it is widely used by investors as a valuation and liquidity measure in the solid waste industry. We define free cash flow as net cash provided by operating activities, plus proceeds from disposal of assets, plus or minus change in book overdraft, plus excess tax benefit associated with equity-based compensation, less capital expenditures for property and equipment and distributions to noncontrolling interests. This measure is not a substitute for, and should be used in conjunction with, GAAP liquidity or financial measures. Management uses free cash flow as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. Other companies may calculate free cash flow differently. Our free cash flow for the three month periods ended March 31, 2012 and 2011, is calculated as follows (amounts in thousands):

	Three months ended March 31,
	2012	2011
Net cash provided by operating activities	$100,581	$88,378
Plus/Less: Change in book overdraft	321	(16)
Plus: Proceeds from disposal of assets	753	789
Plus: Excess tax benefit associated with equity-based compensation	3,005	1,838
Less: Capital expenditures for property and equipment	(27,953)	(19,528)
Less: Distributions to noncontrolling interests	(95)	(675)

Free cash flow	$76,612	$70,786

Adjusted Operating Income Before Depreciation and Amortization

We present adjusted operating income before depreciation and amortization, a non-GAAP financial measure, supplementally because it is widely used by investors as a performance and valuation measure in the solid waste industry. We define adjusted operating income before depreciation and amortization as operating income, plus depreciation and amortization expense, plus closure and post-closure accretion expense, plus or minus any gain or loss on disposal of assets. We further adjust this calculation to exclude the effects of items management believes impact the ability to assess the operating performance of our business. This measure is not a substitute for, and should be used in conjunction with, GAAP financial measures. Management uses adjusted operating income before depreciation and amortization as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. Other companies may calculate adjusted operating income before depreciation and amortization differently. Our adjusted operating income before depreciation and amortization for the three month periods ended March 31, 2012 and 2011, is calculated as follows (amounts in thousands):

	Three months ended March 31,
	2012	2011
Operating income	$65,056	$68,575
Plus: Depreciation and amortization	42,804	37,014
Plus: Closure and post-closure accretion	612	484
Plus/less: Loss (gain) on disposal of assets	715	(25)
Adjustments:
Plus: Acquisition-related transaction costs (a)	1,777	671
Plus: Relocation expense (b)	1,727	—
Plus: Named executive officers’ one-time equity grants (c)	3,585	—

Adjusted operating income before depreciation and amortization	$116,276	$106,719

(a)	Reflects the addback of acquisition-related transaction costs.
(b)	Reflects the addback of costs associated with the relocation of our corporate office from California to Texas.
(c)	Reflects the addback of one-time equity compensation expense incurred at the time our named executive officers’ employment contracts were modified.

Reconciliation of Net Income to Adjusted Net Income and Adjusted Net Income per diluted share

We present adjusted net income and adjusted net income per diluted share, both non-GAAP financial measures, supplementally because they are widely used by investors as a valuation measure in the solid waste industry. We provide adjusted net income to exclude the effects of items management believes impact the comparability of operating results between periods. Adjusted net income has limitations due to the fact that it may exclude items that have an impact on our financial condition and results of operations. Adjusted net income and adjusted net income per diluted share are not a substitute for, and should be used in conjunction with, GAAP financial measures. Management uses adjusted net income and adjusted net income per diluted share as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. Other companies may calculate adjusted net income and adjusted net income per diluted share differently.

	Three months ended March 31,
	2012	2011
Reported net income attributable to Waste Connections	$31,303	$36,539
Adjustments:
Acquisition-related transaction costs, net of taxes (a)	1,101	416
Loss (gain) on disposal of assets, net of taxes (b)	443	(15)
Corporate relocation expenses, net of taxes (c)	1,071	—
Named executive officers’ one-time equity grants, net of taxes (d)	3,315	—

Adjusted net income attributable to Waste Connections	$37,233	$36,940

Diluted earnings per common share attributable to Waste Connections common stockholders:
Reported net income	$0.27	$0.32

Adjusted net income	$0.32	$0.32

(a)	Reflects the elimination of acquisition-related costs.
(b)	Reflects the elimination of a loss (gain) on disposal of assets.
(c)	Reflects the elimination of costs associated with the relocation of our corporate office to Texas.
(d)	Reflects the elimination of one-time equity compensation expense incurred at the time our named executive officers’ employment contracts were modified.

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

At March 31, 2012, our derivative instruments included three interest rate swap agreements that effectively fix the interest rate on the applicable notional amounts of our variable rate debt as follows (dollars in thousands):

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

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged floating rate debt. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. We are exposed to cash flow risk due to changes in interest rates with respect to the unhedged floating rate balances owed at March 31, 2012 and December 31, 2011, of $93.5 million and $382.5 million, respectively, including floating rate debt under our credit facility and floating rate municipal bond obligations. A one percentage point increase in interest rates on our variable-rate debt as of March 31, 2012 and December 31, 2011, would decrease our annual pre-tax income by approximately $0.9 million and $3.8 million, respectively. All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations, subject to counterparty default risk.

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

At March 31, 2012, our derivative instruments included one fuel hedge agreement as follows:

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

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged diesel fuel purchases. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. For the year ending December 31, 2012, we expect to purchase approximately 28 million gallons of diesel fuel, of which 23.2 million gallons will be purchased at market prices and 4.8 million gallons will be purchased at a price that is fixed under our fuel hedge. During the nine month period of April 1, 2012 to December 31, 2012, we expect to purchase approximately 17.4 million gallons of unhedged diesel fuel at market prices; therefore, a $0.10 per gallon increase in the price of fuel over the remaining nine months in 2012 would decrease our pre-tax income during this period by approximately $1.7 million.

We market a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals. We own and operate 39 recycling processing operations and sell other collected recyclable materials to third parties for processing before resale. Certain of our municipal recycling contracts in the state of Washington specify benchmark resale prices for recycled commodities. If the prices we actually receive for the processed recycled commodities collected under the contract exceed the prices specified in the contract, we share the excess with the municipality, after recovering any previous shortfalls resulting from actual market prices falling below the prices specified in the contract. To reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties. In the event of a decline in recycled commodity prices, a 10% decrease in average recycled commodity prices from the average prices that were in effect during the three months ended March 31, 2012 and 2011, would have had a $1.7 million and $1.4 million impact on revenues for the three months ended March 31, 2012 and 2011, respectively.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2012, that our disclosure controls and procedures were effective at the reasonable assurance level such that information required to be disclosed in our Exchange Act reports: (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2012, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

WASTE CONNECTIONS, INC.

Date: April 26, 2012	BY:	/s/ Ronald J. Mittelstaedt
Ronald J. Mittelstaedt,
Chief Executive Officer

Date: April 26, 2012	BY:	/s/ Worthing F. Jackman
Worthing F. Jackman,
Executive Vice President and Chief Financial Officer

Exhibit Number	Description of Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the exhibit filed with the Registrant’s Form 10-K filed on February 8, 2012)

3.2	Third Amended and Restated Bylaws of the Registrant, effective May 15, 2009 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on April 23, 2009)

10.1+	Separation Benefits Plan and Employment Agreement by and between the Registrant and Ronald J. Mittelstaedt, effective February 13, 2012 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K/A filed on February 27, 2012)

10.2+	Separation Benefits Plan, effective February 13, 2012 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K/A filed on February 27, 2012)

10.3+	Separation Benefits Plan Participation Letter Agreement by and between the Registrant and Steven F. Bouck, effective February 13, 2012 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K/A filed on February 27, 2012)

10.4+	Separation Benefits Plan Participation Letter Agreement by and between the Registrant and Worthing F. Jackman, effective February 13, 2012 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K/A filed on February 27, 2012)

10.5+	Separation Benefits Plan Participation Letter Agreement by and between the Registrant and Darrell W. Chambliss, effective February 13, 2012 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K/A filed on February 27, 2012)

10.6+	Separation Benefits Plan Participation Letter Agreement by and between the Registrant and Eric M. Merrill, effective February 13, 2012 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K/A filed on February 27, 2012)

10.7+	Employment Agreement between the Registrant and Matthew Black, dated as of March 1, 2012

10.8+	Employment Agreement between the Registrant and Mary Anne Whitney, dated as of March 1, 2012

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

+	Management contract or compensatory plan, contract or arrangement.
*	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise these Exhibits shall be deemed “furnished” and not “filed.”