Form 10-Q
period 2012-06-30
WASTE CONNECTIONS, INC.
filed 2012-07-24
CIK 1057058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock:

As of July 13, 2012:	123,188,407 shares of common stock

WASTE CONNECTIONS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and equivalents	$136,145	$12,643
Accounts receivable, net of allowance for doubtful accounts of $6,557 and $6,617 at June 30, 2012 and December 31, 2011, respectively	185,460	176,277
Deferred income taxes	17,975	20,630
Prepaid expenses and other current assets	31,151	39,708

Total current assets	370,731	249,258

Property and equipment, net	1,460,756	1,450,469
Goodwill	1,182,101	1,116,888
Intangible assets, net	499,787	449,581
Restricted assets	31,332	30,544
Other assets, net	35,049	31,265

	$3,579,756	$3,328,005

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$87,476	$95,097
Book overdraft	12,306	12,169
Accrued liabilities	114,218	106,243
Deferred revenue	70,222	64,694
Current portion of long-term debt and notes payable	4,581	5,899

Total current liabilities	288,803	284,102

Long-term debt and notes payable	977,524	1,172,758
Other long-term liabilities	84,449	74,324
Deferred income taxes	405,646	397,134

Total liabilities	1,756,422	1,928,318

Commitments and contingencies (Note 15)

Equity:
Preferred stock: $0.01 par value per share; 7,500,000 shares authorized; none issued and outstanding	—	—
Common stock: $0.01 par value per share; 250,000,000 shares authorized; 123,204,543 and 110,907,782 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	1,232	1,109
Additional paid-in capital	781,894	408,721
Accumulated other comprehensive loss	(5,866)	(3,480)
Retained earnings	1,041,157	988,560

Total Waste Connections’ equity	1,818,417	1,394,910
Noncontrolling interest in subsidiaries	4,917	4,777

Total equity	1,823,334	1,399,687

	$3,579,756	$3,328,005

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME

(Unaudited)

(In thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues	$410,731	$390,184	$787,161	$721,652
Operating expenses:
Cost of operations	238,427	221,872	455,107	408,938
Selling, general and administrative	44,747	41,169	95,922	80,007
Depreciation	39,846	36,939	77,018	69,975
Amortization of intangibles	6,217	5,673	11,849	9,650
Loss (gain) on disposal of assets	(243)	(267)	472	(292)

Operating income	81,737	84,798	146,793	153,374

Interest expense	(11,829)	(11,087)	(24,114)	(19,920)
Interest income	165	143	297	276
Other income (expense), net	(145)	(245)	541	149

Income before income tax provision	69,928	73,609	123,517	133,879
Income tax provision	(27,413)	(29,004)	(49,564)	(52,481)

Net income	42,515	44,605	73,953	81,398
Less: Net income attributable to noncontrolling interests	(100)	(192)	(234)	(446)

Net income attributable to Waste Connections	$42,415	$44,413	$73,719	$80,952

Earnings per common share attributable to Waste Connections’ common stockholders:
Basic	$0.34	$0.39	$0.62	$0.71

Diluted	$0.34	$0.39	$0.61	$0.71

Shares used in the per share calculations:
Basic	123,466,890	113,509,668	119,327,512	113,514,439

Diluted	124,027,617	114,308,710	119,952,039	114,354,979

Cash dividends per common share	$0.09	$0.075	$0.18	$0.15

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income	$42,515	$44,605	$73,953	$81,398

Other comprehensive income (loss), before tax:
Interest rate swap amounts reclassified into interest expense	1,366	1,589	2,506	3,455
Fuel hedge amounts reclassified into cost of operations	(1,105)	(1,278)	(2,234)	(2,088)
Changes in fair value of interest rate swaps	(3,791)	(2,670)	(4,793)	(2,603)
Changes in fair value of fuel hedges	(799)	(724)	673	3,924

Other comprehensive income (loss) before tax	(4,329)	(3,083)	(3,848)	2,688
Income tax (benefit) expense related to items of other comprehensive income	1,645	1,172	1,462	(1,021)

Other comprehensive income (loss), net of tax	(2,684)	(1,911)	(2,386)	1,667

Comprehensive income	39,831	42,694	71,567	83,065
Less: Comprehensive income attributable to noncontrolling interests	(100)	(192)	(234)	(446)

Comprehensive income attributable to Waste Connections	$39,731	$42,502	$71,333	$82,619

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

SIX MONTHS ENDED JUNE 30, 2012

(Unaudited)

(In thousands, except share amounts)

	Waste Connections’ Equity
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Noncontrolling
	Shares	Amount	Capital	Income (Loss)	Earnings	Interests	Total
Balances at December 31, 2011	110,907,782	$1,109	$408,721	$(3,480)	$988,560	$4,777	$1,399,687
Vesting of restricted stock units	585,808	6	(6)	—	—	—	—
Tax withholdings related to net share settlements of restricted stock units	(188,237)	(2)	(6,008)	—	—	—	(6,010)
Equity-based compensation	—	—	10,821	—	—	—	10,821
Exercise of stock options and warrants	80,065	1	850	—	—	—	851
Issuance of common stock, net of issuance costs of $376	12,000,000	120	369,464	—	—	—	369,584
Excess tax benefit associated with equity-based compensation	—	—	3,283	—	—	—	3,283
Repurchase of common stock	(180,875)	(2)	(5,231)	—	—	—	(5,233)
Cash dividends on common stock	—	—	—	—	(21,122)	—	(21,122)
Amounts reclassified into earnings, net of taxes	—	—	—	169	—	—	169
Changes in fair value of swaps, net of taxes	—	—	—	(2,555)	—	—	(2,555)
Distributions to noncontrolling interests	—	—	—	—	—	(94)	(94)
Net income	—	—	—	—	73,719	234	73,953

Balances at June 30, 2012	123,204,543	$1,232	$781,894	$(5,866)	$1,041,157	$4,917	$1,823,334

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

SIX MONTHS ENDED JUNE 30, 2011

(Unaudited)

(In thousands, except share amounts)

	Waste Connections’ Equity
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Noncontrolling
	Shares	Amount	Capital	Income (Loss)	Earnings	Interests	Total
Balances at December 31, 2010	113,950,081	$1,139	$509,218	$(3,095)	$858,887	$4,269	$1,370,418
Vesting of restricted stock units	521,069	5	(5)	—	—	—	—
Tax withholdings related to net share settlements of restricted stock units	(179,375)	(2)	(5,269)	—	—	—	(5,271)
Equity-based compensation	—	—	5,962	—	—	—	5,962
Exercise of stock options and warrants	202,756	2	2,774	—	—	—	2,776
Excess tax benefit associated with equity-based compensation	—	—	2,829	—	—	—	2,829
Repurchase of common stock	(1,460,399)	(14)	(42,367)	—	—	—	(42,381)
Cash dividends on common stock	—	—	—	—	(17,041)	—	(17,041)
Amounts reclassified into earnings, net of taxes	—	—	—	848	—	—	848
Changes in fair value of swaps, net of taxes	—	—	—	819	—	—	819
Distributions to noncontrolling interests	—	—	—	—	—	(675)	(675)
Fair value of noncontrolling interest associated with business acquired	—	—	—	—	—	208	208
Net income	—	—	—	—	80,952	446	81,398

Balances at June 30, 2011	113,034,132	$1,130	$473,142	$(1,428)	$922,798	$4,248	$1,399,890

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$73,953	$81,398
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on disposal of assets	472	(292)
Depreciation	77,018	69,975
Amortization of intangibles	11,849	9,650
Deferred income taxes, net of acquisitions	12,629	23,106
Amortization of debt issuance costs	831	540
Equity-based compensation	10,821	5,962
Interest income on restricted assets	(212)	(245)
Closure and post-closure accretion	1,225	967
Excess tax benefit associated with equity-based compensation	(3,283)	(2,829)
Net change in operating assets and liabilities, net of acquisitions	19,637	1,744

Net cash provided by operating activities	204,940	189,976

Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(150,222)	(215,962)
Capital expenditures for property and equipment	(67,445)	(46,562)
Proceeds from disposal of assets	1,497	1,862
Decrease (increase) in restricted assets, net of interest income	(577)	2,501
Other	(5,666)	(2,764)

Net cash used in investing activities	(222,413)	(260,925)

Cash flows from financing activities:
Proceeds from long-term debt	334,000	427,500
Principal payments on notes payable and long-term debt	(530,551)	(286,202)
Payment of contingent consideration	(3,849)	(100)
Change in book overdraft	136	(1,918)
Proceeds from option and warrant exercises	851	2,776
Excess tax benefit associated with equity-based compensation	3,283	2,829
Payments for repurchase of common stock	(5,233)	(42,381)
Payments for cash dividends	(21,122)	(17,041)
Tax withholdings related to net share settlements of restricted stock units	(6,010)	(5,271)
Distributions to noncontrolling interests	(94)	(675)
Debt issuance costs	(20)	(1,490)
Proceeds from common stock offering, net	369,584	—

Net cash provided by financing activities	140,975	78,027

Net increase in cash and equivalents	123,502	7,078
Cash and equivalents at beginning of period	12,643	9,873

Cash and equivalents at end of period	$136,145	$16,951

Non-cash financing activity:
Liabilities assumed and notes payable issued to sellers of businesses acquired	$10,736	$107,794

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

1. BASIS OF PRESENTATION AND SUMMARY

The accompanying condensed consolidated financial statements relate to Waste Connections, Inc. and its subsidiaries (“WCI” or the “Company”) for the three and six month periods ended June 30, 2012 and 2011. In the opinion of management, the accompanying balance sheets and related interim statements of net income, comprehensive income, cash flows and equity include all adjustments, consisting only of normal recurring items, necessary for their fair statement in conformity with U.S. generally accepted accounting principles (“GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include accounting for landfills, self-insurance accruals, income taxes, allocation of acquisition purchase price and asset impairments. An additional area that involves estimation is when the Company estimates the amount of potential exposure it may have with respect to litigation, claims and assessments in accordance with the accounting guidance on contingencies. Actual results could differ materially from the estimates and assumptions that the Company uses in the preparation of its condensed consolidated financial statements.

Interim results are not necessarily indicative of results for a full year. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

2. NEW ACCOUNTING STANDARDS

Fair Value Measurement. In May 2011, the FASB issued additional guidance on fair value disclosures. This guidance contains certain updates to the measurement guidance as well as enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for “Level 3” measurements including enhanced disclosure for: (1) the valuation processes used by the reporting entity; and (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any. This guidance was effective for interim and annual periods beginning on or after December 15, 2011. As of June 30, 2012, the only assets or liabilities which require Level 3 measurements are the Company’s diesel fuel hedges. The Company adopted this guidance as of January 1, 2012. See Note 11 for further information.

Presentation of Comprehensive Income. In September 2011, the FASB issued guidance on the presentation of comprehensive income. This guidance eliminates the option to report other comprehensive income and its components in the statement of changes in equity. The guidance allows two presentation alternatives: present items of net income and other comprehensive income (1) in one continuous statement, referred to as the statement of comprehensive income; or (2) in two separate, but consecutive, statements of net income and other comprehensive income. This guidance was effective as of the beginning of a fiscal year that begins after December 15, 2011. Full retrospective application is required. The guidance also previously required the presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented; however, this portion of the guidance has been deferred. The Company adopted this guidance as of January 1, 2012 and elected to present items of net income and other comprehensive income in two separate, but consecutive, statements of net income and comprehensive income.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash and equivalents, trade receivables, restricted assets, trade payables, debt instruments, interest rate swaps and fuel hedges. As of June 30, 2012 and December 31, 2011, the carrying values of cash and equivalents, trade receivables, restricted assets, and trade payables are considered to be representative of their respective fair values. The carrying values of the Company’s debt instruments, excluding certain notes as listed in the table below, approximate their fair values as of June 30, 2012 and December 31, 2011, based on current borrowing rates for similar types of borrowing arrangements, and are therefore classified as Level 2 within the fair value hierarchy. The carrying values and fair values of the Company’s debt instruments where the carrying values do not approximate their fair values as of June 30, 2012 and December 31, 2011, are as follows:

	Carrying Value at		Fair Value* at
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
6.22% Senior Notes due 2015	$175,000	$175,000	$196,605	$186,305
3.30% Senior Notes due 2016	$100,000	$100,000	$102,799	$98,980
4.00% Senior Notes due 2018	$50,000	$50,000	$52,501	$51,220
5.25% Senior Notes due 2019	$175,000	$175,000	$192,868	$174,125
4.64% Senior Notes due 2021	$100,000	$100,000	$103,804	$104,250

*	Senior Notes are classified as Level 2 within the fair value hierarchy. Fair value is based on quotes of bonds with similar ratings in similar industries.

For details on the fair value of the Company’s interest rate swaps, fuel hedges and restricted assets, refer to Note 11.

4. LANDFILL ACCOUNTING

At June 30, 2012, the Company owned 35 landfills, and operated, but did not own, six landfills under life-of-site operating agreements and six landfills under limited-term operating agreements. The Company’s landfills had site costs with a net book value of $802,032 at June 30, 2012. With the exception of four landfills which only accept construction and demolition and other non-putrescible waste, all landfills that the Company owns or operates are municipal solid waste landfills. For the Company’s landfills operated under limited-term operating agreements and life-of-site operating agreements, the owner of the property (generally a municipality) usually owns the permit and the Company operates the landfill for a contracted term. Where the contracted term is not the life of the landfill, the property owner is generally responsible for final capping, closure and post-closure obligations. The Company is responsible for all final capping, closure and post-closure liabilities at five of the six landfills that it operates under life-of-site operating agreements.

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

Based on remaining permitted capacity as of June 30, 2012, and projected annual disposal volumes, the average remaining landfill life for the Company’s owned landfills and landfills operated under life-of-site operating agreements is estimated to be approximately 41 years. As of June 30, 2012, the Company is seeking to expand permitted capacity at five of its owned landfills and two landfills that it operates under life-of-site operating agreements, and considers the achievement of these expansions to be probable. Although the Company cannot be certain that all future expansions will be permitted as designed, the average remaining life, when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume, of the Company’s owned landfills and landfills operated under life-of-site operating agreements is 48 years, with lives ranging from 6 to 202 years.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

During the six months ended June 30, 2012 and 2011, the Company expensed $21,350 and $19,552, respectively, or an average of $3.05 and $2.94 per ton consumed, respectively, related to landfill depletion at owned landfills and landfills operated under life-of-site agreements.

The Company reserves for final capping, closure and post-closure maintenance obligations at the landfills it owns and five of the six landfills it operates under life-of-site operating agreements. The Company calculates the net present value of its final capping, closure and post-closure commitments by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure and discounting the inflated total to its present value using a credit-adjusted risk-free rate. Any changes in expectations that result in an upward revision to the estimated undiscounted cash flows are treated as a new liability and are inflated and discounted at rates reflecting current market conditions. Any changes in expectations that result in a downward revision (or no revision) to the estimated undiscounted cash flows result in a liability that is inflated and discounted at rates reflecting the market conditions at the time the cash flows were originally estimated. This policy results in the Company’s final capping, closure and post-closure liabilities being recorded in “layers.” The Company’s discount rate assumption for purposes of computing 2012 and 2011 “layers” for final capping, closure and post-closure obligations was 5.75% for each year, which reflects the Company’s long-term cost of borrowing as of the end of 2011 and 2010. The Company’s inflation rate assumption is 2.5% for the years ending December 31, 2012 and 2011. The resulting final capping, closure and post-closure obligations are recorded on the balance sheet along with an offsetting addition to site costs which is amortized to depletion expense as the remaining landfill airspace is consumed. Interest is accreted on the recorded liability using the corresponding discount rate. During the six months ended June 30, 2012 and 2011, the Company expensed $1,225 and $967, respectively, or an average of $0.18 and $0.15 per ton consumed, respectively, related to final capping, closure and post-closure accretion expense.

The following is a reconciliation of the Company’s final capping, closure and post-closure liability balance from December 31, 2011 to June 30, 2012:

Final capping, closure and post-closure liability at December 31, 2011	$30,883
Adjustments to final capping, closure and post-closure liabilities	3,399
Liabilities incurred	1,289
Accretion expense	1,225

Final capping, closure and post-closure liability at June 30, 2012	$36,796

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

At June 30, 2012, $28,913 of the Company’s restricted assets balance was for purposes of securing its performance of future final capping, closure and post-closure obligations.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

5. LONG-TERM DEBT

Long-term debt consists of the following:

	June 30, 2012	December 31, 2011
Revolver under credit facility, bearing interest ranging from 1.39% to 3.65%*	$325,000	$519,000
2015 Notes, bearing interest at 6.22%	175,000	175,000
2016 Notes, bearing interest at 3.30%	100,000	100,000
2018 Notes, bearing interest at 4.00%	50,000	50,000
2019 Notes, bearing interest at 5.25%	175,000	175,000
2021 Notes, bearing interest at 4.64%	100,000	100,000
Tax-exempt bonds, bearing interest ranging from 0.12% to 0.43%*	38,380	38,460
Notes payable to sellers in connection with acquisitions, bearing interest at 2.50% to 10.35%*	16,000	18,356
Notes payable to third parties, bearing interest at 6.7% to 10.9%*	2,725	2,841

	982,105	1,178,657
Less – current portion	(4,581)	(5,899)

	$977,524	$1,172,758

*	Interest rates in the table above represent the range of interest rates incurred during the six month period ended June 30, 2012.

6. ACQUISITIONS

On March 1, 2012, the Company completed the acquisition of 100% interests in the operations of Alaska Pacific Environmental Services Anchorage, LLC and Alaska Green Waste Solutions, LLC (together, “Alaska Waste”). Alaska Waste provides solid waste collection, transfer and composting services in Anchorage, the Mat-Su Valley, Fairbanks, the Kenai Peninsula and Kodiak Island. The Company paid $133,402 for the purchased operations. Pursuant to the asset purchase agreement, the Company is required to remit up to $4,000 of additional consideration to the former owners of Alaska Waste if new business is generated through the privatization of certain markets currently serviced by municipalities. The Company computed the fair value of the contingent consideration using a probability-weighted discounted cash flow methodology, which resulted in an obligation recognized at the purchase date totaling $602. Any changes in the fair value of the contingent consideration subsequent to the acquisition date will be charged or credited to expense until the contingency is settled. In addition to the acquisition of Alaska Waste, the Company acquired four individually immaterial non-hazardous solid waste collection, transfer and disposal businesses during the six months ended June 30, 2012.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

The acquisitions completed during the six months ended June 30, 2012 and 2011, were not material to the Company’s results of operations, either individually or in the aggregate. As a result, pro forma financial information has not been provided. The results of operations of the acquired businesses have been included in the Company’s condensed consolidated financial statements from their respective acquisition dates. The Company expects these acquired businesses to contribute towards the achievement of the Company’s strategy to expand through acquisitions.

The following table summarizes the consideration transferred to acquire these businesses and the amounts of identified assets acquired, liabilities assumed and noncontrolling interests associated with businesses acquired at the acquisition date for acquisitions consummated in the six months ended June 30, 2012 and 2011:

	2012 Acquisitions	2011 Acquisitions
Fair value of consideration transferred:
Cash	$150,222	$215,962
Debt assumed*	—	84,737
Contingent consideration	602	—

	150,824	300,699

Recognized amounts of identifiable assets acquired, liabilities assumed and noncontrolling interests associated with businesses acquired:
Accounts receivable	7,073	8,801
Other current assets	603	940
Property and equipment	25,226	52,428
Long-term franchise agreements and contracts	5,779	2,608
Customer lists	21,223	40,793
Indefinite-lived intangibles	35,345	41,215
Accounts payable	(2,122)	(6,218)
Accrued liabilities	(1,766)	(1,143)
Noncontrolling interests	—	(208)
Deferred revenue	(4,884)	(5,231)
Deferred taxes	—	(10,257)
Other long-term liabilities	(1,362)	—

Total identifiable net assets	85,115	123,728

Goodwill	$65,709	$176,971

*	Debt paid at close of acquisition.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

The goodwill is attributable to the synergies and ancillary growth opportunities expected to arise after the Company’s acquisition of these businesses. Goodwill acquired during the six months ended June 30, 2012 and 2011, totaling $65,709 and $11,947, respectively, is expected to be deductible for tax purposes.

The fair value of acquired working capital related to three acquisitions completed during the last 12 months is provisional pending receipt of information from the acquirees to support the fair value of the assets acquired and liabilities assumed. Any adjustments recorded relating to finalizing the working capital for these three acquisitions are not expected to be material to the Company’s financial position.

The gross amount of trade receivables due under contracts acquired during the six months ended June 30, 2012, is $7,093, of which $20 is expected to be uncollectible. The gross amount of trade receivables due under contracts acquired during the six months ended June 30, 2011, is $9,461, of which $660 is expected to be uncollectible. The Company did not acquire any other class of receivable as a result of the acquisition of these businesses.

The Company paid $3,849 of contingent consideration during the six months ended June 30, 2012, which represented the remaining payout related to the completion of earnings targets for acquisitions closed in 2011 and 2010.

During the six months ended June 30, 2012 and 2011, the Company incurred $2,159 and $1,094, respectively, of acquisition-related costs. These expenses are included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Net Income.

7. INTANGIBLE ASSETS

Intangible assets, exclusive of goodwill, consisted of the following at June 30, 2012:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Long-term franchise agreements and contracts	$195,914	$(35,376)	$160,538
Customer lists	117,724	(35,582)	82,142
Non-competition agreements	9,374	(6,604)	2,770
Other	31,603	(3,813)	27,790

	354,615	(81,375)	273,240
Nonamortized intangible assets:
Indefinite-lived intangible assets	226,547	—	226,547

Intangible assets, exclusive of goodwill	$581,162	$(81,375)	$499,787

The weighted-average amortization period of long-term franchise agreements and contracts acquired during the six months ended June 30, 2012 was 7.2 years. The weighted-average amortization period of customer lists acquired during the six months ended June 30, 2012 was 9.4 years.

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

Estimated future amortization expense for the next five years of amortizable intangible assets is as follows:

For the year ending December 31, 2012	$23,593
For the year ending December 31, 2013	$23,229
For the year ending December 31, 2014	$22,010
For the year ending December 31, 2015	$21,401
For the year ending December 31, 2016	$17,425

8. SEGMENT REPORTING

The Company’s revenues are derived from one industry segment, which includes the collection, transfer, recycling and disposal of non-hazardous solid waste. No single contract or customer accounted for more than 10% of the Company’s total revenues at the consolidated or reportable segment level during the periods presented.

The Company manages its operations through three geographic operating segments, which are also the Company’s reportable segments. Each operating segment is responsible for managing several vertically integrated operations, which are comprised of districts. For the six month periods ended June 30, 2012 and 2011, the Company’s Western Region was comprised of operating locations in Alaska, California, Idaho, Montana, Nevada, Oregon, Washington and western Wyoming; the Company’s Central Region was comprised of operating locations in Arizona, Colorado, Kansas, Louisiana, Minnesota, Nebraska, New Mexico, Oklahoma, South Dakota, Texas, Utah and eastern Wyoming; and the Company’s Eastern Region was comprised of operating locations in Alabama, Illinois, Iowa, Kentucky, Massachusetts, Michigan, Mississippi, New York, North Carolina, South Carolina and Tennessee.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

Summarized financial information concerning the Company’s reportable segments for the three and six months ended June 30, 2012 and 2011, is shown in the following tables:

Three Months Ended June 30, 2012	Gross Revenues	Intercompany Revenues(b)	Net Revenues	Operating Income Before Depreciation, Amortization and Gain (Loss) on Disposal of Assets(c)
Western	$227,092	$(25,548)	$201,544	$58,890
Central	130,676	(15,125)	115,551	42,124
Eastern	112,972	(19,336)	93,636	27,231
Corporate(a)	—	—	—	(688)

	$470,740	$(60,009)	$410,731	$127,557

Three Months Ended June 30, 2011	Gross Revenues	Intercompany Revenues(b)	Net Revenues	Operating Income Before Depreciation, Amortization and Gain (Loss) on Disposal of Assets(c)
Western	$213,162	$(25,611)	$187,551	$57,835
Central	124,004	(13,489)	110,515	39,662
Eastern	110,054	(17,936)	92,118	26,713
Corporate(a)	—	—	—	2,933

	$447,220	$(57,036)	$390,184	$127,143

Six Months Ended June 30, 2012	Gross Revenues	Intercompany Revenues(b)	Net Revenues	Operating Income Before Depreciation, Amortization and Gain (Loss) on Disposal of Assets(c)
Western	$431,773	$(49,570)	$382,203	$112,692
Central	250,493	(28,208)	222,285	79,505
Eastern	220,130	(37,457)	182,673	51,766
Corporate(a)	—	—	—	(7,831)

	$902,396	$(115,235)	$787,161	$236,132

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

Six Months Ended June 30, 2011	Gross Revenues	Intercompany Revenues(b)	Net Revenues	Operating Income Before Depreciation, Amortization and Gain (Loss) on Disposal of Assets(c)
Western	$410,628	$(48,511)	$362,117	$112,288
Central	235,963	(25,051)	210,912	75,086
Eastern	179,769	(31,146)	148,623	43,677
Corporate(a)	—	—	—	1,656

	$826,360	$(104,708)	$721,652	$232,707

(a)	Corporate functions include accounting, legal, tax, treasury, information technology, risk management, human resources, training and other administrative functions.
(b)	Intercompany revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.
(c)	For those items included in the determination of operating income before depreciation, amortization and gain (loss) on disposal of assets, the accounting policies of the segments are the same as those described in the Company’s most recent Annual Report on Form 10-K.

Total assets for each of the Company’s reportable segments at June 30, 2012 and December 31, 2011, were as follows:

	June 30, 2012	December 31, 2011
Western	$1,503,572	$1,370,098
Central	1,051,871	1,040,962
Eastern	834,764	841,251
Corporate(a)	189,549	75,694

Total Assets	$3,579,756	$3,328,005

(a)	The increase in total assets in the Western Region is due primarily to the assets acquired in the Alaska Waste acquisition. The increase in total assets at Corporate is due primarily to an increase in cash and equivalents.

The following tables show changes in goodwill during the six months ended June 30, 2012 and 2011, by reportable segment:

	Western	Central	Eastern	Total
Balance as of December 31, 2011	$313,038	$424,223	$379,627	$1,116,888
Goodwill acquired	60,538	5,153	18	65,709
Goodwill divested	—	(496)	—	(496)

Balance as of June 30, 2012	$373,576	$428,880	$379,645	$1,182,101

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

A reconciliation of the Company’s primary measure of segment profitability (operating income before depreciation, amortization and gain (loss) on disposal of assets for reportable segments) to Income before income tax provision in the Condensed Consolidated Statements of Net Income is as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Operating income before depreciation, amortization and gain (loss) on disposal of assets	$127,557	$127,143	$236,132	$232,707
Depreciation	(39,846)	(36,939)	(77,018)	(69,975)
Amortization of intangibles	(6,217)	(5,673)	(11,849)	(9,650)
Gain (loss) on disposal of assets	243	267	(472)	292
Interest expense	(11,829)	(11,087)	(24,114)	(19,920)
Interest income	165	143	297	276
Other income (expense), net	(145)	(245)	541	149

Income before income tax provision	$69,928	$73,609	$123,517	$133,879

The following table shows, for the periods indicated, the Company’s total reported revenues by service line and with intercompany eliminations:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Collection	$299,666	$275,170	$576,754	$514,607
Disposal and transfer	135,922	133,722	257,917	243,282
Intermodal, recycling and other	35,152	38,328	67,725	68,471

	470,740	447,220	902,396	826,360
Less: intercompany elimination	(60,009)	(57,036)	(115,235)	(104,708)

Total revenues	$410,731	$390,184	$787,161	$721,652

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

At June 30, 2012, the Company’s derivative instruments included three interest rate swap agreements as follows:

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

At June 30, 2012, the Company’s derivative instruments included two fuel hedge agreements as follows:

Date Entered	Notional Amount (in gallons per month)	Diesel Rate Paid Fixed (per gallon)	Diesel Rate Received Variable	Effective Date	Expiration Date
December 2008	400,000	$3.03	DOE Diesel Fuel Index*	January 2012	December 2012
June 2012	300,000	$3.60	DOE Diesel Fuel Index*	January 2014	December 2015

*	If the national U.S. on-highway average price for a gallon of diesel fuel (“average price”), as published by the Department of Energy (“DOE”), exceeds the contract price per gallon, the Company receives the difference between the average price and the contract price (multiplied by the notional number of gallons) from the counterparty. If the average price is less than the contract price per gallon, the Company pays the difference to the counterparty.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

The fair values of derivative instruments designated as cash flow hedges as of June 30, 2012, are as follows:

Derivatives Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps			Accrued liabilities(a)	$(5,084)
			Other long-term liabilities	(6,322)

Fuel hedges	Prepaid expenses and other current assets(b)	$1,458
	Other assets	487

Total derivatives designated as cash flow hedges		$1,945		$(11,406)

(a)	Represents the estimated amount of the existing unrealized losses on interest rate swaps as of June 30, 2012 (based on the interest rate yield curve at that date), included in accumulated other comprehensive loss expected to be reclassified into pre-tax earnings within the next 12 months. The actual amounts reclassified into earnings are dependent on future movements in interest rates.
(b)	Represents the estimated amount of the existing unrealized gains on fuel hedges as of June 30, 2012 (based on the forward DOE diesel fuel index curve at that date), included in accumulated other comprehensive loss expected to be reclassified into pre-tax earnings within the next 12 months. The actual amounts reclassified into earnings are dependent on future movements in diesel fuel prices.

The fair values of derivative instruments designated as cash flow hedges as of December 31, 2011, are as follows:

Derivatives Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps			Accrued liabilities	$(4,476)
			Other long-term liabilities	(4,642)
Fuel hedges	Prepaid expenses and other current assets	$3,506

Total derivatives designated as cash flow hedges		$3,506		$(9,118)

The following table summarizes the impact of the Company’s cash flow hedges on the results of operations, comprehensive income and accumulated other comprehensive loss (“AOCL”) as of and for the three and six months ended June 30, 2012 and 2011:

Derivatives Designated as Cash Flow Hedges	Amount of Gain or (Loss) Recognized as AOCL on Derivatives, Net of Tax (Effective Portion)(a)		Statement of Income Classification	Amount of (Gain) or Loss Reclassified from AOCL into Earnings, Net of Tax (Effective Portion) (b),(c)
	Three Months Ended June 30,			Three Months Ended June 30,
	2012	2011		2012	2011
Interest rate swaps	$(2,350)	$(1,655)	Interest expense	$847	$985
Fuel hedges	(496)	(449)	Cost of operations	(685)	(792)

Total	$(2,846)	$(2,104)		$162	$193

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

Derivatives Designated as Cash Flow Hedges	Amount of Gain or (Loss) Recognized in AOCL on Derivatives, Net of Tax (Effective Portion)(a)		Statement of Income Classification	Amount of (Gain) or Loss Reclassified from AOCL into Earnings, Net of Tax (Effective Portion) (b),(c)
	Six Months Ended June 30,			Six Months Ended June 30,
	2012	2011		2012	2011
Interest rate swaps	$(2,972)	$(1,614)	Interest expense	$1,554	$2,142
Fuel hedges	417	2,433	Cost of operations	(1,385)	(1,294)

Total	$(2,555)	$819		$169	$848

(a)	In accordance with the derivatives and hedging guidance, the effective portions of the changes in fair values of interest rate swaps and fuel hedges have been recorded in equity as a component of AOCL. As the critical terms of the interest rate swaps match the underlying debt being hedged, no ineffectiveness is recognized on these swaps and, therefore, all unrealized changes in fair value are recorded in AOCL. Because changes in the actual price of diesel fuel and changes in the DOE index price do not offset exactly each reporting period, the Company assesses whether the fuel hedges are highly effective using the cumulative dollar offset approach.
(b)	Amounts reclassified from AOCL into earnings related to realized gains and losses on interest rate swaps are recognized when interest payments or receipts occur related to the swap contracts, which correspond to when interest payments are made on the Company’s hedged debt.
(c)	Amounts reclassified from AOCL into earnings related to realized gains and losses on fuel hedges are recognized when settlement payments or receipts occur related to the hedge contracts, which correspond to when the underlying fuel is consumed.

The Company measures and records ineffectiveness on the fuel hedges in Cost of operations in the Condensed Consolidated Statements of Net Income on a monthly basis based on the difference between the DOE index price and the actual price of diesel fuel purchased, multiplied by the notional number of gallons on the contracts. There was no significant ineffectiveness recognized on the fuel hedges during the six months ended June 30, 2012 and 2011.

See Note 12 for further discussion on the impact of the Company’s hedge accounting to its consolidated Comprehensive income and AOCL.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

10. NET INCOME PER SHARE INFORMATION

The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income per common share attributable to the Company’s common stockholders for the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Numerator:
Net income attributable to Waste Connections for basic and diluted earnings per share	$42,415	$44,413	$73,719	$80,952

Denominator:
Basic shares outstanding	123,466,890	113,509,668	119,327,512	113,514,439
Dilutive effect of stock options and warrants	315,329	451,173	327,538	463,899
Dilutive effect of restricted stock units	245,398	347,869	296,989	376,641

Diluted shares outstanding	124,027,617	114,308,710	119,952,039	114,354,979

For the three months ended June 30, 2012 and 2011, stock options and warrants to purchase 72,324 and 1,266 shares of common stock, respectively, were excluded from the computation of diluted earnings per share as they were anti-dilutive. For the six months ended June 30, 2012 and 2011, stock options and warrants to purchase 72,324 and 1,266 shares of common stock, respectively, were excluded from the computation of diluted earnings per share as they were anti-dilutive.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments and restricted assets. The Company’s derivative instruments are pay-fixed, receive-variable interest rate swaps and pay-fixed, receive-variable diesel fuel hedges. The Company’s interest rate swaps are recorded at their estimated fair values based on quotes received from financial institutions that trade these contracts. The Company verifies the reasonableness of these quotes using similar quotes from another financial institution as of each date for which financial statements are prepared. The Company uses a discounted cash flow (“DCF”) model to determine the estimated fair values of the diesel fuel hedges. The assumptions used in preparing the DCF model include: (i) estimates for the forward DOE index curve; and (ii) the discount rate based on risk-free interest rates over the term of the agreements. The DOE index curve used in the DCF model was obtained from financial institutions that trade these contracts and ranged from $3.58 to $3.76 at June 30, 2012. The weighted average DOE index curve used in the DCF model was $3.67 at June 30, 2012. Significant increases (decreases) in the forward DOE index curve would result in a significantly higher (lower) fair value measurement. For the Company’s interest rate swaps and fuel hedges, the Company also considers the Company’s creditworthiness in its determination of the fair value measurement of these instruments in a net liability position and the banks’ creditworthiness in its determination of the fair value measurement of these instruments in a net asset position. The Company’s restricted assets are valued at quoted market prices in active markets for identical assets, which the Company receives from the financial institutions that hold such investments on its behalf. The Company’s restricted assets measured at fair value are invested primarily in U.S. government and agency securities.

The Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011, were as follows:

	Fair Value Measurement at June 30, 2012 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap derivative instruments – net liability position	$(11,406)	$—	$(11,406)	$—
Fuel hedge derivative instruments – net asset position	$1,945	$—	$—	$1,945
Restricted assets	$30,101	$30,101	$—	$—

	Fair Value Measurement at December 31, 2011 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap derivative instruments – net liability position	$(9,118)	$—	$(9,118)	$—
Fuel hedge derivative instruments – net asset position	$3,506	$—	$—	$3,506
Restricted assets	$30,728	$30,728	$—	$—

During the six months ended June 30, 2012 or 2011, there were no assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

The following table summarizes the change in the fair value for Level 3 derivatives for the six months ended June 30, 2012:

Level 3 Derivatives
Balance as of December 31, 2011	$3,506
Realized gains included in earnings	(2,234)
Unrealized gains included in AOCL	673

Balance as of June 30, 2012	$1,945

The following table summarizes the change in the fair value for Level 3 derivatives for the six months ended June 30, 2011:

Level 3 Derivatives
Balance as of December 31, 2010	$4,730
Realized gains included in earnings	(2,088)
Unrealized gains included in AOCIL	3,924

Balance as of June 30, 2011	$6,566

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

12. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes changes in the fair value of interest rate swaps and fuel hedges that qualify for hedge accounting. The components of other comprehensive income (loss) and related tax effects for the three and six month periods ended June 30, 2012 and 2011, are as follows:

	Three months ended June 30, 2012
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$1,366	$(519)	$847
Fuel hedge amount reclassified into cost of operations	(1,105)	420	(685)
Changes in fair value of interest rate swaps	(3,791)	1,441	(2,350)
Change in fair value of fuel hedges	(799)	303	(496)

	$(4,329)	$1,645	$(2,684)

	Three months ended June 30, 2011
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$1,589	$(604)	$985
Fuel hedge amounts reclassified into cost of operations	(1,278)	486	(792)
Changes in fair value of interest rate swaps	(2,670)	1,015	(1,655)
Changes in fair value of fuel hedges	(724)	275	(449)

	$(3,083)	$1,172	$(1,911)

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

	Six months ended June 30, 2012
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$2,506	$(952)	$1,554
Fuel hedge amount reclassified into cost of operations	(2,234)	849	(1,385)
Changes in fair value of interest rate swaps	(4,793)	1,821	(2,972)
Change in fair value of fuel hedges	673	(256)	417

	$(3,848)	$1,462	$(2,386)

	Six months ended June 30, 2011
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$3,455	$(1,313)	$2,142
Fuel hedge amounts reclassified into cost of operations	(2,088)	794	(1,294)
Changes in fair value of interest rate swaps	(2,603)	989	(1,614)
Changes in fair value of fuel hedges	3,924	(1,491)	2,433

	$2,688	$(1,021)	$1,667

A rollforward of the amounts included in AOCL, net of taxes, is as follows:

	Fuel Hedge	Interest Rate Swaps	Accumulated Other Comprehensive Loss
Balance at December 31, 2011	$2,172	$(5,652)	$(3,480)
Amounts reclassified into earnings	(1,385)	1,554	169
Changes in fair value	417	(2,972)	(2,555)

Balance at June 30, 2012	$1,204	$(7,070)	$(5,866)

See Note 9 for further discussion on the Company’s derivative instruments.

13. STOCKHOLDERS’ EQUITY

Sale of Common Stock

On February 27, 2012, the Company entered into an underwriting agreement with Morgan Stanley & Co. LLC, in connection with the offer and sale by the Company of 12,000,000 shares of its common stock, par value $0.01 per share. The shares of common stock were sold to Morgan Stanley & Co. LLC at a price of $30.83 per share. The offering closed on March 2, 2012. The Company received net proceeds from this offering of $369,584 after deducting transaction expenses paid by the Company of approximately $376.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

Stock-Based Compensation

A summary of activity related to restricted stock units under the Third Amended and Restated 2004 Equity Incentive Plan, as of December 31, 2011, and changes during the six month period ended June 30, 2012, is presented below:

Unvested Shares
Outstanding at December 31, 2011	1,393,009
Granted	618,566
Forfeited	(15,177)
Vested and Issued	(585,808)
Vested and Unissued	(71,744)

Outstanding at June 30, 2012	1,338,846

The weighted average grant-date fair value per share for the shares of common stock underlying the restricted stock units granted during the six month period ended June 30, 2012 was $31.52. During the six months ended June 30, 2012 and 2011, the Company’s stock-based compensation expense from restricted stock units was $10,221 and $5,929, respectively.

Share Repurchase Program

The Company’s Board of Directors has authorized a common stock repurchase program for the repurchase of up to $1,200,000 of common stock through December 31, 2014. Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. The timing and amounts of any repurchases will depend on many factors, including the Company’s capital structure, the market price of the common stock and overall market conditions. During the six months ended June 30, 2012 and 2011, the Company repurchased 180,875 and 1,460,399 shares, respectively, of its common stock under this program at a cost of $5,233 and $42,381, respectively. As of June 30, 2012, the remaining maximum dollar value of shares available for repurchase under the program was approximately $429,324. Subsequent to June 30, 2012 and through the date the accompanying financial statements were issued, the Company repurchased 16,136 shares of its common stock under this program at a cost of $467. The Company’s policy related to repurchases of its common stock is to charge any excess of cost over par value entirely to additional paid-in capital.

Cash Dividend

In October 2010, the Company’s Board of Directors declared the initiation of a quarterly cash dividend of $0.075 per share. In October 2011, the Company announced that its Board of Directors increased its regular quarterly cash dividend by $0.015, from $0.075 to $0.09 per share. Cash dividends of $21,122 and $17,041 were paid during the six months ended June 30, 2012 and 2011, respectively.

14. CORPORATE OFFICE RELOCATION

In December 2011, the Company commenced a relocation of its corporate headquarters from Folsom, California to The Woodlands, Texas. The relocation is expected to be completed in 2012. In connection with the relocation, the Company has incurred in aggregate $4,717 and $83 as of June 30, 2012 and December 31, 2011, respectively, related to personnel and office relocation expenses, and expects to incur an estimated additional $5,300 of related costs during the remaining six months of 2012. These costs are recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Net Income. In addition, the Company may incur a loss on lease in 2012 or 2013, which is dependent on the cessation of use of its former corporate headquarters in Folsom, California. The Company estimates the loss on lease could range between $6,000 and $8,000.

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

In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business. Except as noted in the matters described below, as of June 30, 2012, there is no current proceeding or litigation involving the Company or its property that the Company believes could have a material adverse impact on its business, financial condition, results of operations or cash flows.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

At June 30, 2012, the Company had $11,778 of capitalized expenditures related to this landfill development project. Depending on the outcome of the market conditions and regulatory factors described above, the Company may decide in mid to late 2014 to abandon the project and expense the $11,778 of capitalized expenditures, less the recoverable value of the undeveloped properties and other amounts recovered, which would likely have a material adverse effect on the Company’s results of operations for that period. Alternatively, if the outcome of the market conditions and regulatory factors described above is such that the Company believes the market for disposal of solid waste generated in the City of El Paso will remain competitive, HDSWF may decide in mid to late 2014 to resume its permitting process for the new site. Under those circumstances, if the Department ultimately denies the landfill permit application for the new site, HDSWF intends to actively resume its efforts to enforce the previously issued landfill permit for the original site in Chaparral. If the Company is ultimately issued a permit to operate the landfill at the new site purchased in July 2009, the Company will be required to expense in a future period $10,324 of capitalized expenditures related to the original Chaparral property, less the recoverable value of that undeveloped property and other amounts recovered, which would likely have a material adverse effect on the Company’s results of operations for that period. If the Company instead is ultimately issued a permit to operate the landfill at the original Chaparral property, the Company will be required to expense in a future period $1,454 of capitalized expenditures related to the new site purchased in July 2009, less the recoverable value of that undeveloped property and other amounts recovered. If the Company is not ultimately issued a permit to operate the landfill at either one of the two sites, the Company will be required to expense in a future period the $11,778 of capitalized expenditures, less the recoverable value of the undeveloped properties and other amounts recovered, which would likely have a material adverse effect on the Company’s results of operations for that period.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

On June 12, 2012, the Honorable Larry D. Hendricks, District Judge, entered a Memorandum Decision and Order denying the petitioners’ demand for revocation of the permit, and affirming KDHE’s decision that the issuance of the permit met all applicable regulatory requirements. By its terms, the Memorandum Decision and Order is the District Court’s final entry of judgment. However, on July l1, 2012, the attorney representing the plaintiffs filed a notice of appeal to the Kansas Court of Appeals. Provided the plaintiffs appealing the judgment comply with applicable court rules, the Kansas Court of Appeals will take jurisdiction over this case. The Company believes that it will prevail in this matter, and the Company will continue to have the right to operate the landfill during the pendency of the appeal. Only in the event that a final, materially adverse determination with respect to the permit is received would there likely be a material adverse effect on the Company’s reported results of operations in the future. If as a result of this litigation, after exhausting all appeals, the Company was unable to continue to operate the landfill, the Company estimates that it would be required to record a pre-tax impairment charge of approximately $17,700 to reduce the carrying value of the landfill to its estimated fair value. In addition, the Company estimates the current annual impact to its pre-tax earnings that would result if it was unable to continue to operate the landfill would be approximately $4,600 per year.

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

As part of the final judgments, the Solano County Superior Court retained jurisdiction over any motions for attorneys’ fees under California’s Private Attorney General statute. Petitioners NCRA, SPRAWLDEF and Sierra Club each filed a bill of costs and a motion for attorney fees totaling $771. The Company vigorously opposed the award of attorney fees. The motions were heard in March 2011. On May 31, 2011, the court issued a final order awarding petitioners $452 in attorneys’ fees, $411 of which relates to the SPRAWLDEF and Sierra Club cases in which the Company or PHLF is a named party. The court allocated 50% of the fee amount to PHLF, none of which the Company recorded as a liability at June 30, 2012. The Company and Solano County appealed this attorneys’ fees order in July 2011. The Court of Appeal has not yet issued a briefing schedule. Once this procedural step is completed, the Company will request a stay of this appeal until the merits of the underlying Measure E cases have been finally determined. If the Company prevails on the appeals of the three underlying cases, then none of the Petitioners would be entitled to attorneys’ fees and costs. If the Company is unsuccessful on these appeals and its future appeals of the attorneys’ fees judgment, PHLF and the County would each ultimately be severally liable for $206 in attorneys’ fees for the SPRAWLDEF and Sierra Club cases. However, in all three cases, the Company may reimburse the County for any such attorneys’ fees under the indemnification provision in PHLF’s use permit.

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

In response to the pending three state court actions to enforce Measure E described above, the Company, PHLF and other waste hauling companies in California, Oregon and Nevada that are damaged by Measure E and would be further damaged if Measure E was enforced, filed a federal lawsuit to enjoin Measure E and have it declared unconstitutional. On September 8, 2009, the coalition brought suit in the United States District Court for the Eastern District of California in Sacramento challenging Measure E under the Commerce Clause of the United States Constitution, captioned Potrero Hills Landfill, Inc. et al. v. County of Solano. In response, SPRAWLDEF, Sierra Club and NCRA intervened in the federal case to defend Measure E and filed motions to dismiss the federal suit, or in the alternative, for the court to abstain from hearing the case in light of the pending state court Measure E actions. On December 23, 2009, the federal court abstained and declined to accept jurisdiction over the Company’s case, holding that Measure E raised unique state issues that should be resolved by the pending state court litigation, and granted the motions to dismiss. The Company appealed this ruling and on September 23, 2011, the Ninth Circuit Court of Appeals reversed the district court’s decision. On remand, the district court held a hearing on January 11, 2012 regarding the intervenors’ alternative grounds for abstention or dismissal. The district court ruled on April 12, 2012, that it was dismissing the federal lawsuit, with leave granted to the Company and other plaintiffs to amend their complaint within 20 days to meet certain requirements set by the Court, including alleging additional facts regarding the enforcement of Measure E and its harm to the plaintiffs. After consideration of all the relevant factors, the Company and its co-plaintiffs notified the court that they would not file an amended complaint and final judgment was entered on May 29, 2012. On June 26, 2012, SPRAWLDEF filed a motion seeking attorney’s fees, claiming that the underlying action was meritless and that an unidentified civil right had been vindicated. Briefing will be completed by August 15, 2012 and a hearing has been set for August 22, 2012.

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

On December 17, 2010, SPRAWLDEF and one its members filed a petition for writ of mandate in San Francisco Superior Court seeking to overturn the October 2010 approval of the marsh development permit issued by the San Francisco Bay Conservation and Development Commission (“BCDC”) for PHLF’s landfill expansion, alleging that the approval is contrary to the Suisun Marsh Protection Act (the “Marsh Act”). Petitioners claim that BCDC abused its discretion by issuing the marsh development permit in contravention of the Marsh Act. The petition, captioned SPRAWLDEF v. San Francisco Bay Conservation and Development Commission, names BCDC as a respondent and the Company as the real party in interest. BCDC has prepared the administrative record for its permit decision and the parties completed briefing on February 7, 2012. On its own motion, the San Francisco Superior Court stayed the action and, on April 5, 2012, transferred the case to Solano County Superior Court, citing that court’s experience in the related CEQA case and judicial economy. On June 5, 2012, Solano County Superior Court assigned the case to Judge Beeman, who scheduled a hearing for oral argument on September 25, 2012. At this point the Company is not able to determine the likelihood of any outcome in this matter.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

Colonie, New York Landfill Privatization Litigation

One of the Company’s wholly-owned subsidiaries, Capital Region Landfills, Inc. (“CRL”) and the Town of Colonie, New York (“Colonie”), entered into a Solid Waste Facility Operating Agreement, dated August 4, 2011 (“Agreement”). CRL was selected to operate the Town’s solid waste management operations, which include the Colonie Landfill, pursuant to a request for proposals initiated by Colonie pursuant to New York State General Municipal Law (“GML”) section 120-w. CRL commenced operating the Town’s solid waste management operations pursuant to the Agreement on September 19, 2011.

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

By decision, order and judgment dated April 5, 2012, the Albany County Supreme Court dismissed the petition, as amended, in its entirety on two separate grounds. The Court assumed for the purposes of the motions to dismiss that the Agreement could be construed as a lease, but determined that: (i) a lease entered into pursuant to GML section 120-w is not subject to the permissive referendum requirements of Town Law sections 64(2) and 90; and (ii) because the Town followed certain proscribed procedures of GML section 120-w, challenges to the Agreement were statutorily limited to specific categories of claims set forth in GML section 120-w(6) and petitioners’ claims did not fall within any of the permitted categories of claims. Because the Court dismissed the petition on the merits, it determined that the petitioners’ request to file a second amended petition was moot. On May 3, 2012, Petitioners filed a notice of appeal with the Appellate Division of the New York State Supreme Court, Third Department. The notice of appeal raises two issues: (1) whether GML section 120-W preempts and supersedes the specific provision of Town Law section 64(2), which requires a permissive referendum notice to be served before a town may lease real property to a private company to operate a landfill; and (2) whether the lower court erred in “dismissing the petition on the merits prior to issue being joined.” In order to perfect their appeal, the Petitioners will need to file a record and brief, which they have not yet done.

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

In March 2011, the County issued a Notice of Default to MDSI under the materials recovery facility contract and gave MDSI 30 days to cure the default. MDSI provided information that it believed demonstrated that it was not in default under the contract and had not withheld profits that it was obligated to deliver to the County under the terms of the contract. The County disagreed and in December 2011, MDSI and the County attempted to mediate the dispute. The mediation was unsuccessful.

On February 7, 2012, the County issued a formal Notice of Termination to MDSI terminating all of its contracts effective November 1, 2012, or such earlier date as the County may specify to MDSI by at least 90 days’ prior written notice. The lawsuit followed on March 5, 2012. On March 26, 2012, MDSI filed a motion to transfer venue to a superior court in a neutral county. At the hearing on the motion on June 18, 2012, the Madera County Superior Court granted MDSI’s motion and ordered the case transferred to Fresno County Superior Court. Upon receipt of notice from the Fresno County Superior Court that the transfer is complete, MDSI will have 20 days in which to file its response to the County’s complaint.

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

16. SUBSEQUENT EVENT

On July 23, 2012, the Company announced that its Board of Directors declared a regular quarterly cash dividend of $0.09 per share on the Company’s common stock. The dividend will be paid on August 20, 2012, to stockholders of record on the close of business on August 6, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q are forward-looking in nature, including statements related to our ability to provide adequate cash to fund our operating activities, our ability to draw on our credit facility or raise additional capital, the impact of global economic conditions on our volume, business and results of operations, the effects of landfill special waste projects on volume results, the effects of seasonality on our business and results of operations, demand for recyclable commodities and recyclable commodity pricing, the impact of the relocation of our corporate headquarters to The Woodlands, Texas, our expectations with respect to capital expenditures, our expectations with respect to our ability to obtain expansions of permitted landfill capacity, our expectations with respect to our stock repurchase program and future dividend payments, our expectations with respect to the outcomes of our legal proceedings and our expectations with respect to the purchase of fuel and fuel prices. These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates,” or the negative thereof or comparable terminology, or by discussions of strategy.

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

We are an integrated solid waste services company that provides solid waste collection, transfer, disposal and recycling services in mostly exclusive and secondary markets in the U.S. We also provide intermodal services for the rail haul movement of cargo and solid waste containers in the Pacific Northwest through a network of intermodal facilities. We also treat and dispose of non-hazardous waste that is generated in the exploration and production of oil and natural gas primarily at a facility in Southwest Louisiana. We seek to avoid highly competitive, large urban markets and instead target markets where we can provide either solid waste services under exclusive arrangements, or markets where we can be integrated and attain high market share. In markets where waste collection services are provided under exclusive arrangements, or where waste disposal is municipally funded or available at multiple municipal sources, we believe that controlling the waste stream by providing collection services under exclusive arrangements is often more important to our growth and profitability than owning or operating landfills. As of June 30, 2012, we served more than two million residential, commercial and industrial customers from a network of operations in 30 states: Alabama, Alaska, Arizona, California, Colorado, Idaho, Illinois, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Michigan, Minnesota, Mississippi, Montana, Nebraska, Nevada, New Mexico, New York, North Carolina, Oklahoma, Oregon, South Carolina, South Dakota, Tennessee, Texas, Utah, Washington and Wyoming. As of that date, we owned or operated a network of 149 solid waste collection operations, 60 transfer stations, seven intermodal facilities, 39 recycling operations, 43 municipal solid waste landfills, four construction and demolition landfills and one exploration and production waste treatment and disposal facility.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

The following table sets forth items in our condensed consolidated statements of net income as a percentage of revenues for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of operations	58.1	56.9	57.8	56.6
Selling, general and administrative	10.9	10.6	12.2	11.1
Depreciation	9.7	9.5	9.8	9.7
Amortization of intangibles	1.5	1.4	1.5	1.3
Loss on disposal of assets	(0.1)	(0.1)	—	—

Operating income	19.9	21.7	18.7	21.3

Interest expense	(2.9)	(2.8)	(3.1)	(2.7)
Interest income	—	0.1	—	—
Other income, net	—	(0.1)	0.1	—
Income tax provision	(6.7)	(7.5)	(6.3)	(7.3)
Net income attributable to noncontrolling interests	—	—	—	(0.1)

Net income attributable to Waste Connections	10.3%	11.4%	9.4%	11.2%

Revenues. Total revenues increased $20.5 million, or 5.3%, to $410.7 million for the three months ended June 30, 2012, from $390.2 million for the three months ended June 30, 2011.

Acquisitions closed during, or subsequent to, the three months ended June 30, 2011, increased revenues by approximately $24.0 million in the three months ended June 30, 2012. Operations divested during, or subsequent to, the three months ended June 30, 2011, decreased revenues by approximately $2.6 million.

During the three months ended June 30, 2012, the net increase in prices charged to our customers from core price increases was $11.7 million. There was no impact on revenues from changes in fuel, materials and environmental surcharges.

Volume decreases in our existing business during the three months ended June 30, 2012, decreased revenues by approximately $8.5 million. The net decreases in volume were primarily attributable to decreases in landfill municipal solid waste volumes, landfill special waste volumes, commercial hauling activity and roll off hauling activity.

Decreased recyclable commodity prices during the three months ended June 30, 2012, partially offset by increased recyclable commodity volumes collected, decreased revenues by $4.6 million. The decrease in recyclable commodity prices was primarily due to decreased overseas demand for recyclable commodities.

Other revenues increased by $0.5 million during the three months ended June 30, 2012. The increase was primarily due to an increase in cargo volume at our intermodal operations.

Total revenues increased $65.5 million, or 9.1%, to $787.2 million for the six months ended June 30, 2012, from $721.7 million for the six months ended June 30, 2011.

Acquisitions closed during, or subsequent to, the six months ended June 30, 2011, increased revenues by approximately $61.7 million in the six months ended June 30, 2012. Operations divested during, or subsequent to, the six months ended June 30, 2011, decreased revenues by approximately $4.8 million.

During the six months ended June 30, 2012, the net increase in prices charged to our customers was $23.7 million, consisting of $22.4 million of core price increases and $1.3 million of fuel, materials and environmental surcharges.

Volume decreases in our existing business during the six months ended June 30, 2012, decreased revenues by approximately $8.5 million. The net decreases in volume were primarily attributable to decreases in landfill municipal solid waste volumes and commercial hauling activity, partially offset by increases in landfill special waste volumes.

Decreased recyclable commodity prices during the six months ended June 30, 2012, partially offset by increased recyclable commodity volumes collected, decreased revenues by $6.5 million. The decrease in recyclable commodity prices was primarily due to decreased overseas demand for recyclable commodities.

Other revenues decreased by $0.1 million during the six months ended June 30, 2012. The decrease was primarily due to a decrease in cargo volume at our intermodal operations.

Cost of Operations. Total cost of operations increased $16.5 million, or 7.5%, to $238.4 million for the three months ended June 30, 2012, from $221.9 million for the three months ended June 30, 2011. The increase was primarily attributable to $12.4 million of additional operating costs associated with acquisitions closed during, or subsequent to, the three months ended June 30, 2011, and the following changes at operations owned in comparable periods in 2011 and 2012: an increase in labor expenses of $2.2 million due to employee pay increases, an increase in truck, container and equipment maintenance and repair expenses of $1.8 million, an increase in auto and workers’ compensation expense under our high deductible insurance program of $1.6 million due to an increase in projected losses on open claims, an increase in third party trucking and transportation expenses of $0.8 million due to changes in the disposal internalization of collected waste volumes and increased special waste projects that require us to transport the volume to our disposal sites, an increase in leachate disposal costs of $0.7 million at certain landfills we own, an increase in equipment and real estate rental expense of $0.4 million and $0.8 million of other net increases, partially offset by a decrease in disposal expense on collected volumes of $1.8 million due primarily to increased internalization of collected waste volumes in our New York markets, a decrease in taxes on revenues of $1.2 million due primarily to lower landfill volumes, a decrease in diesel fuel expenses of $0.7 million resulting from lower market prices for diesel fuel and a decrease in the cost of purchasing recyclable commodities of $0.5 million due to a reduction in recyclable commodity prices.

Total cost of operations increased $46.2 million, or 11.3%, to $455.1 million for the six months ended June 30, 2012, from $408.9 million for the six months ended June 30, 2011. The increase was primarily attributable to $31.8 million of additional operating costs associated with acquisitions closed during, or subsequent to, the six months ended June 30, 2011, and the following changes at operations owned in comparable periods in 2011 and 2012: an increase in labor expenses of $4.2 million due to employee pay increases, an increase in truck, container and equipment maintenance and repair expenses of $3.3 million, an increase in disposal expenses on collected volumes of $2.0 million due to disposal rate increases and re-directing collected waste volumes to alternative third party disposal sites, an increase in third party trucking and transportation expenses of $2.0 million due to changes in the disposal internalization of collected waste volumes and increased special waste projects that require us to transport the volume to our disposal sites, an increase in auto and workers’ compensation expense under our high deductible insurance program of $1.5 million due to an increase in projected losses on open claims, an increase in leachate disposal costs of $1.5 million at certain landfills we own, an increase in diesel fuel expenses of $1.3 million resulting from higher market prices for fuel, an increase in equipment and real estate rental expense of $0.5 million and $0.4 million of other net increases, partially offset by a decrease in taxes on revenues of $1.7 million due to lower landfill revenues at certain sites we own and an adjustment to a prior year tax liability and a decrease in general liability and property insurance claims expense of $0.6 million under our high deductible insurance program due to adjustments to prior year claims.

Cost of operations as a percentage of revenues increased 1.2 percentage points to 58.1% for the three months ended June 30, 2012, from 56.9% for the three months ended June 30, 2011. The increase was comprised of a 0.3 percentage point increase due to acquisitions closed during, or subsequent to, the three months ended June 30, 2011 having higher costs, as a percentage of revenue, relative to our company average, a 0.5 percentage point increase from increased vehicle, container and equipment maintenance expenses, a 0.5 percentage point increase from increased labor expenses, a 0.4 percentage point increase from increased auto and workers’ compensation expenses, a 0.2 percentage point increase from increased third party trucking, a 0.2 percentage point increase from increased leachate disposal expenses and a 0.1 percentage point increase from other net increases, partially offset by a 0.5 percentage point decrease from decreased disposal expense, a 0.3 percentage point decrease from decreased taxes on revenues and a 0.2 percentage point decrease from decreased fuel expense.

Cost of operations as a percentage of revenues increased 1.2 percentage points to 57.8% for the six months ended June 30, 2012, from 56.6% for the six months ended June 30, 2011. The increase was comprised of a 0.2 percentage point increase due to acquisitions closed during, or subsequent to, the six months ended June 30, 2011 having higher costs, as a percentage of revenue, relative to our company average, a 0.4 percentage point increase from increased vehicle, container and equipment maintenance expenses, a 0.3 percentage point increase from increased labor expenses, a 0.2 percentage point increase from increased auto and workers’ compensation expenses, a 0.2 percentage point increase from increased leachate disposal expenses and a 0.2 percentage point increase from increased third party trucking expenses, partially offset by a 0.3 percentage point decrease from decreased taxes on revenues.

SG&A. SG&A expenses increased $3.5 million, or 8.7%, to $44.7 million for the three months ended June 30, 2012, from $41.2 million for the three months ended June 30, 2011. The increase was primarily the result of $1.6 million of additional SG&A expenses from acquisitions closed during, or subsequent to, the three months ended June 30, 2011, and the following changes at operations owned in comparable periods in 2011 and 2012: $3.0 million of expenses associated with the relocation of our corporate headquarters from Folsom, California to The Woodlands, Texas and an increase in equity-based compensation expense associated with our annual grant of restricted stock units to our personnel of $0.3 million, partially offset by a decrease in cash incentive compensation expense of $1.0 million due to us not achieving certain budgeted financial targets, on which cash incentive compensation payments are based, during the three months ended June 30, 2012 and a decrease in deferred compensation expense resulting from deferred compensation liabilities to employees being decreased as a result of decreases in the market value of investments to which employee deferred compensation balances are tracked of $0.4 million.

SG&A expenses increased $15.9 million, or 19.9%, to $95.9 million for the six months ended June 30, 2012, from $80.0 million for the six months ended June 30, 2011. The increase was primarily the result of $4.0 million of additional SG&A expenses from acquisitions closed during, or subsequent to, the six months ended June 30, 2011, and the following changes at operations owned in comparable periods in 2011 and 2012: $4.7 million of expenses associated with the relocation of our corporate headquarters from Folsom, California to The Woodlands, Texas, $3.6 million of equity-based compensation expense resulting from a grant of immediately vested restricted stock units to certain executive officers at the time the executives agreed to modifications to their employment contracts, an increase in payroll and payroll-related expenses of $1.9 million related to pay increases, an increase in direct acquisition expenses of $1.0 million, an increase in equity-based compensation expense associated with our annual grant of restricted stock units to our personnel of $0.8 million, an increase in expenses for uncollectible accounts receivable of $0.5 million and an increase in employee travel expenses of $0.5 million, partially offset by a decrease in cash incentive compensation expense of $1.1 million due to us not achieving certain budgeted financial targets, for which cash incentive compensation payments are based, during the six months ended June 30, 2012.

SG&A expenses as a percentage of revenues increased 0.3 percentage points to 10.9% for the three months ended June 30, 2012, from 10.6% for the three months ended June 30, 2011. The increase as a percentage of revenues was attributable to a 0.8 percentage point increase from expenses associated with the relocation of the corporate headquarters to The Woodlands, Texas, partially offset by a 0.3 percentage point decrease due to the decrease in cash incentive compensation expense, a 0.1 percentage point decrease from decreased deferred compensation expense and a 0.1 percentage point decrease due to acquisitions closed during, or subsequent to, the three months ended June 30, 2011 having lower SG&A expenses as a percentage of revenue than our company average.

SG&A expenses as a percentage of revenues increased 1.1 percentage points to 12.2% for the six months ended June 30, 2012, from 11.1% for the six months ended June 30, 2011. The increase as a percentage of revenues was attributable to a 0.7 percentage point increase from expenses associated with the relocation of the corporate headquarters to The Woodlands, Texas, a 0.6 percentage point increase from higher equity-based compensation expense, a 0.2 percentage point increase from the increase in direct acquisition expenses, and a 0.2 percentage point increase from increased payroll and payroll-related expenses, partially offset by a 0.4 percentage point decrease due to acquisitions closed during, or subsequent to, the six months ended June 30, 2011 having lower SG&A expenses as a percentage of revenue than our company average and a 0.2 percentage point decrease due to the decrease in cash incentive compensation expense.

Depreciation. Depreciation expense increased $2.9 million, or 7.9%, to $39.8 million for the three months ended June 30, 2012, from $36.9 million for the three months ended June 30, 2011. The increase was primarily attributable to $2.3 million of depreciation and depletion associated with acquisitions closed during, or subsequent to, the three months ended June 30, 2011, and an increase in depreciation expense associated with additions to our fleet and equipment purchased to support our existing operations of $0.6 million.

Depreciation expense increased $7.0 million, or 10.1%, to $77.0 million for the six months ended June 30, 2012, from $70.0 million for the six months ended June 30, 2011. The increase was primarily attributable to $5.7 million of depreciation and depletion associated with acquisitions closed during, or subsequent to, the six months ended June 30, 2011, and an increase in depreciation expense associated with additions to our fleet and equipment purchased to support our existing operations of $1.3 million.

Depreciation expense as a percentage of revenues increased 0.2 percentage points to 9.7% for the three months ended June 30, 2012, from 9.5% for the three months ended June 30, 2011. Depreciation expense as a percentage of revenues increased 0.1 percentage points to 9.8% for the six months ended June 30, 2012, from 9.7% for the six months ended June 30, 2011. The increases in depreciation expense as a percentage of revenues were due primarily to our equipment capital requirements not changing significantly despite declines in recyclable commodity revenue and volume decreases in our existing business.

Amortization of Intangibles. Amortization of intangibles expense increased $0.5 million, or 9.6%, to $6.2 million for the three months ended June 30, 2012, from $5.7 million for the three months ended June 30, 2011, due primarily to the amortization of contracts and customer lists acquired during, or subsequent to, the three months ended June 30, 2011.

Amortization of intangibles expense increased $2.1 million, or 22.8%, to $11.8 million for the six months ended June 30, 2012, from $9.7 million for the six months ended June 30, 2011, due primarily to the amortization of contracts and customer lists acquired during, or subsequent to, the six months ended June 30, 2011.

Amortization expense as a percentage of revenues increased 0.1 percentage points to 1.5% for the three months ended June 30, 2012, from 1.4% for the three months ended June 30, 2011. Amortization expense as a percentage of revenues increased 0.2 percentage points to 1.5% for the six months ended June 30, 2012, from 1.3% for the six months ended June 30, 2011. The increases in amortization expense as a percentage of revenues were due to the aforementioned amortization expense increases.

Operating Income. Operating income decreased $3.1 million, or 3.6%, to $81.7 million for the three months ended June 30, 2012, from $84.8 million for the three months ended June 30, 2011. The decrease was primarily attributable to the $16.5 million increase in operating costs, $3.5 million increase in SG&A expense, $2.9 million increase in depreciation expense and $0.5 million increase in amortization of intangibles expense, partially offset by the $20.5 million increase in revenues.

Operating income decreased $6.6 million, or 4.3%, to $146.8 million for the six months ended June 30, 2012, from $153.4 million for the six months ended June 30, 2011. The decrease was primarily attributable to the $46.2 million increase in operating costs, $15.9 million increase in SG&A expense, $7.0 million increase in depreciation expense, $2.1 million increase in amortization of intangibles expense and $0.8 million increase in loss on disposal of assets, partially offset by the $65.5 million increase in revenues.

Operating income as a percentage of revenues decreased 1.8 percentage points to 19.9% for the three months ended June 30, 2012, from 21.7% for the three months ended June 30, 2011. The decrease as a percentage of revenues was due to the previously described 1.2 percentage point increase in cost of operations, 0.3 percentage point increase in SG&A expense, 0.2 percentage point increase in depreciation expense and 0.1 percentage point increase in amortization expense.

Operating income as a percentage of revenues decreased 2.6 percentage points to 18.7% for the six months ended June 30, 2012, from 21.3% for the six months ended June 30, 2011. The decrease as a percentage of revenues was due to the previously described 1.2 percentage point increase in cost of operations, 1.1 percentage point increase in SG&A expense, 0.2 percentage point increase in amortization expense and 0.1 percentage point increase in depreciation expense.

Interest Expense. Interest expense increased $0.7 million, or 6.7%, to $11.8 million for the three months ended June 30, 2012, from $11.1 million for the three months ended June 30, 2011. The increase was comprised of $0.6 million from an increase in the applicable margin above the base rate or Eurodollar rate under our new senior revolving credit facility that we entered into in July 2011, a $0.5 million increase in the amortization of debt issuance costs and increased commitment fees on the increased unused portion of our credit facility, a $0.3 million increase resulting from interest accretion expense recorded on long-term liabilities recorded at fair value associated with acquisitions closed during, or subsequent to, the three months ended June 30, 2011, and a $0.2 million increase due to the commencement of a $150 million interest rate swap in April 2012 with a fixed rate of 0.80%, partially offset by a $0.6 million decrease due to a reduction in the average outstanding balance on our credit facility and a $0.3 million decrease due to the expiration of a $50 million interest rate swap in June 2011 with a fixed rate of 4.29%.

Interest expense increased $4.2 million, or 21.1%, to $24.1 million for the six months ended June 30, 2012, from $19.9 million for the six months ended June 30, 2011. The increase was comprised of a $2.5 million increase from the April 2011 issuance of our 2016 Notes, 2018 Notes and 2021 Notes, $0.8 million from an increase in the applicable margin above the base rate or Eurodollar rate under our new senior revolving credit facility that we entered into in July 2011, $1.0 million from an increase in the amortization of debt issuance costs and increased commitment fees on the increased unused portion of our credit facility, a $0.6 million increase resulting from interest accretion expense recorded on long-term liabilities recorded at fair value associated with acquisitions closed during, or subsequent to, the six months ended June 30, 2011, and a $0.2 million increase due to the commencement of a $150 million interest rate swap in April 2012 with a fixed rate of 0.80%, partially offset by a $0.4 million decrease due to a reduction in the average outstanding balance on our credit facility, a $0.3 million decrease due to the expiration of a $50 million interest rate swap in June 2011 with a fixed rate of 4.29% and a $0.2 million decrease due to a reduction in the fixed interest rate paid on $175 million of interest rate swaps. In February 2011, six interest rate swaps with a combined notional amount of $175 million and a fixed interest rate of 4.37% expired and we commenced a new $175 million interest rate swap with a fixed interest rate of 2.85%.

Income Tax Provision. Income taxes decreased $1.6 million, or 5.5%, to $27.4 million for the three months ended June 30, 2012, from $29.0 million for the three months ended June 30, 2011 and decreased $2.9 million, or 5.6%, to $49.6 million for the six months ended June 30, 2012, from $52.5 million for the six months ended June 30, 2011, as a result of decreased pre-tax income.

Our effective tax rates for the three months ended June 30, 2012 and 2011, were 39.2% and 39.4%, respectively. Our effective tax rates for the six months ended June 30, 2012 and 2011, were 40.1% and 39.2%, respectively. During the six months ended June 30, 2012, income tax expense and our effective tax rate, were impacted by $1.1 million and 0.9 percentage points, respectively, due to $2.9 million of the $3.6 million equity-based compensation granted to certain executive officers, incurred at the time the executives agreed to modifications to their employment contracts, being non-deductible expenses.

SEGMENT RESULTS

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

	Three months ended June 30,				Six months ended June 30,
	2012		2011		2012		2011
Collection	$299,666	63.6%	$275,170	61.5%	$576,754	63.9%	$514,607	62.3%
Disposal and transfer	135,922	28.9	133,722	29.9	257,917	28.6	243,282	29.4
Intermodal, recycling and other	35,152	7.5	38,328	8.6	67,725	7.5	68,471	8.3

	470,740	100.0%	447,220	100.0%	902,396	100.0%	826,360	100.0%

Less: intercompany elimination	(60,009)		(57,036)		(115,235)		(104,708)

Total revenue	$410,731		$390,184		$787,161		$721,652

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

We manage our operations through three geographic operating segments, which are also our reportable segments. Each operating segment is responsible for managing several vertically integrated operations, which are comprised of districts. For the six month periods ended June 30, 2012 and 2011, our Western Region was comprised of operating locations in Alaska, California, Idaho, Montana, Nevada, Oregon, Washington and western Wyoming; our Central Region was comprised of operating locations in Arizona, Colorado, Kansas, Louisiana, Minnesota, Nebraska, New Mexico, Oklahoma, South Dakota, Texas, Utah and eastern Wyoming; and our Eastern Region was comprised of operating locations in Alabama, Illinois, Iowa, Kentucky, Massachusetts, Michigan, Mississippi, New York, North Carolina, South Carolina and Tennessee.

Revenues, net of intercompany eliminations, for our reportable segments are shown in the following table for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Western	$201,544	$187,551	$382,203	$362,117
Central	115,551	110,515	222,285	210,912
Eastern	93,636	92,118	182,673	148,623

	$410,731	$390,184	$787,161	$721,652

Operating income before depreciation, amortization and gain (loss) on disposal of assets for our reportable segments is shown in the following table for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Western	$58,890	$57,835	$112,692	$112,288
Central	42,124	39,662	79,505	75,086
Eastern	27,231	26,713	51,766	43,677
Corporate(a)	(688)	2,933	(7,831)	1,656

	$127,557	$127,143	$236,132	$232,707

(a)	Corporate functions include accounting, legal, tax, treasury, information technology, risk management, human resources, training and other administrative functions.

A reconciliation of Operating income before depreciation, amortization and gain (loss) on disposal of assets to Income before income tax provision is included in Note 8 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Significant changes in revenue and operating income before depreciation, amortization and gain (loss) on disposal of assets for our reportable segments for the three and six month periods ended June 30, 2012, compared to the three and six month periods ended June 30, 2011, are discussed below:

Segment Revenue

Revenue in our Western segment increased $13.9 million, or 7.5%, to $201.5 million for the three months ended June 30, 2012, from $187.6 million for the three months ended June 30, 2011. The components of the increase consisted of revenue acquired from acquisitions closed during, or subsequent to, the three months ended June 30, 2011, of $18.1 million, net price increases of $4.4 million and intermodal revenue increases of $0.4 million, partially offset by decreases of $1.0 million from divested operations, volume decreases of $4.5 million, recyclable commodity sales decreases of $3.4 million and other revenue decreases of $0.1 million.

Revenue in our Western segment increased $20.1 million, or 5.5%, to $382.2 million for the six months ended June 30, 2012, from $362.1 million for the six months ended June 30, 2011. The components of the increase consisted of revenue acquired from acquisitions closed during, or subsequent to, the six months ended June 30, 2011, of $23.3 million and net price increases of $8.9 million, partially offset by decreases of $1.7 million from divested operations, volume decreases of $4.7 million, recyclable commodity sales decreases of $5.0 million, intermodal revenue decreases of $0.3 million and other revenue decreases of $0.4 million.

Revenue in our Central segment increased $5.1 million, or 4.6%, to $115.6 million for the three months ended June 30, 2012, from $110.5 million for the three months ended June 30, 2011. The components of the increase consisted of revenue acquired from acquisitions closed during, or subsequent to, the three months ended June 30, 2011, of $2.6 million and net price increases of $4.7 million, partially offset by decreases of $0.9 million from divested operations, volume decreases of $0.9 million and recyclable commodity sales decreases of $0.4 million.

Revenue in our Central segment increased $11.4 million, or 5.4%, to $222.3 million for the six months ended June 30, 2012, from $210.9 million for the six months ended June 30, 2011. The components of the increase consisted of revenue acquired from acquisitions closed during, or subsequent to, the six months ended June 30, 2011, of $5.0 million and net price increases of $10.0 million, partially offset by decreases of $1.8 million from divested operations, volume decreases of $1.3 million and recyclable commodity sales decreases of $0.5 million.

Revenue in our Eastern segment increased $1.5 million, or 1.6%, to $93.6 million for the three months ended June 30, 2012, from $92.1 million for the three months ended June 30, 2011. The components of the increase consisted of revenue acquired from acquisitions closed during, or subsequent to, the three months ended June 30, 2011, of $3.3 million, net price increases of $2.6 million and other revenue increases of $0.1 million, partially offset by decreases of $0.7 million from divested operations, volume decreases of $3.0 million and recyclable commodity sales decreases of $0.8 million.

Revenue in our Eastern segment increased $34.1 million, or 22.9%, to $182.7 million for the six months ended June 30, 2012, from $148.6 million for the six months ended June 30, 2011. The components of the increase consisted of revenue acquired from acquisitions closed during, or subsequent to, the six months ended June 30, 2011, of $33.4 million, net price increases of $4.7 million and other revenue increases of $0.7 million, partially offset by decreases of $1.2 million from divested operations, volume decreases of $2.6 million and recyclable commodity sales decreases of $0.9 million.

Segment Operating Income before Depreciation, Amortization and Gain (Loss) on Disposal of Assets

Operating income before depreciation, amortization and gain (loss) on disposal of assets in our Western segment increased $1.1 million, or 1.8%, to $58.9 million for the three months ended June 30, 2012, from $57.8 million for the three months ended June 30, 2011. The increase was primarily due to price increases charged to our customers, decreased taxes on revenues and income generated from acquisitions closed during, or subsequent to, the three months ended June 30, 2011, partially offset by decreased recyclable commodity revenue, decreased collection and landfill municipal solid waste and special waste volumes, increased leachate disposal expenses, increased disposal expenses and increased third party trucking and transportation expenses.

Operating income before depreciation, amortization and gain (loss) on disposal of assets in our Western segment increased $0.4 million, or 0.4%, to $112.7 million for the six months ended June 30, 2012, from $112.3 million for the six months ended June 30, 2011. The increase was primarily due to price increases charged to our customers, income generated from acquisitions closed during, or subsequent to, the six months ended June 30, 2011 and decreased taxes on revenues, partially offset by decreased recyclable commodity revenue, decreased collection and landfill municipal solid waste volumes, increased leachate disposal expenses, increased disposal expenses on collected volumes, increased third party trucking and transportation expenses, increased expenses for uncollectible accounts receivable, increased truck, container and equipment maintenance and repair expenses and increased labor expenses.

Operating income before depreciation, amortization and gain (loss) on disposal of assets in our Central segment increased $2.4 million, or 6.2%, to $42.1 million for the three months ended June 30, 2012, from $39.7 million for the three months ended June 30, 2011. The increase was primarily due to price increases charged to our customers and income generated from acquisitions closed during, or subsequent to, the three months ended June 30, 2011, partially offset by decreased collection and landfill municipal solid waste volumes, decreased recyclable commodity revenue, increased third party trucking and transportation expenses, increased truck, container and equipment maintenance and repair expenses and increased labor expenses.

Operating income before depreciation, amortization and gain (loss) on disposal of assets in our Central segment increased $4.4 million, or 5.9%, to $79.5 million for the six months ended June 30, 2012, from $75.1 million for the six months ended June 30, 2011. The increase was primarily due to price increases charged to our customers and income generated from acquisitions closed during, or subsequent to, the six months ended June 30, 2011, partially offset by decreased collection and landfill municipal solid waste volumes, decreased recyclable commodity revenue, increased disposal expenses on collected volumes, increased third party trucking and transportation expenses, increased truck, container and equipment maintenance and repair expenses, increased diesel fuel expenses and increased labor expenses.

Operating income before depreciation, amortization and gain (loss) on disposal of assets in our Eastern segment increased $0.5 million, or 1.9%, to $27.2 million for the three months ended June 30, 2012, from $26.7 million for the three months ended June 30, 2011. The increase was primarily due to price increases charged to our customers, income generated from acquisitions closed during, or subsequent to, the three months ended June 30, 2011 and decreased disposal expenses on collected volumes, partially offset by decreased collection and landfill municipal solid waste volumes, decreased recyclable commodity revenue, increased truck, container and equipment maintenance and repair expenses and increased labor expenses.

Operating income before depreciation, amortization and gain (loss) on disposal of assets in our Eastern segment increased $8.1 million, or 18.5%, to $51.8 million for the six months ended June 30, 2012, from $43.7 million for the six months ended June 30, 2011. The increase was primarily due to price increases charged to our customers and income generated from acquisitions closed during, or subsequent to, the six months ended June 30, 2011, partially offset by decreased collection and landfill municipal solid waste volumes, decreased recyclable commodity revenue, increased disposal expenses on collected volumes, increased diesel fuel expenses, increased third party trucking and transportation expenses, increased truck, container and equipment maintenance and repair expenses and increased labor expenses.

Operating income before depreciation, amortization and gain (loss) on disposal of assets at Corporate decreased $3.6 million, to a loss of $0.7 million for the three months ended June 30, 2012, from income of $2.9 million for the three months ended June 30, 2011. The decrease was primarily due to expenses associated with the relocation of our corporate headquarters from Folsom, California to The Woodlands, Texas and increased equity-based compensation expense, partially offset by a decrease in cash incentive compensation expense due to us not achieving certain budgeted financial targets, for which cash incentive compensation payments are based, during the three months ended June 30, 2012 and a decrease in deferred compensation expense resulting from deferred compensation liabilities to employees being decreased as a result of decreases in the market value of investments to which employee deferred compensation balances are tracked. Our estimated recurring corporate expenses, which can vary from the actual amount of incurred corporate expenses, are allocated to our three geographic operating segments.

Operating income before depreciation, amortization and gain (loss) on disposal of assets at Corporate decreased $9.5 million, to a loss of $7.8 million for the six months ended June 30, 2012, from income of $1.7 million for the six months ended June 30, 2011. The decrease was primarily due to an increase in direct acquisition expenses, increased payroll and payroll-related expenses, expenses associated with the relocation of our corporate headquarters from Folsom, California to The Woodlands, Texas and increased equity-based compensation expense, including a grant of immediately vested restricted stock units to certain executive officers at the time the executives agreed to modifications to their employment contracts, partially offset by a decrease in cash incentive compensation due to us not achieving certain budgeted financial targets, for which cash incentive compensation payments are based, during the six months ended June 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain cash flow information for the six month periods ended June 30, 2012 and 2011 (in thousands):

	Six Months Ended June 30,
	2012	2011
Net cash provided by operating activities	$204,940	$189,976
Net cash used in investing activities	(222,413)	(260,925)
Net cash provided by financing activities	140,975	78,027

Net increase in cash and equivalents	123,502	7,078
Cash and equivalents at beginning of period	12,643	9,873

Cash and equivalents at end of period	$136,145	$16,951

Operating Activities Cash Flows

For the six months ended June 30, 2012, net cash provided by operating activities was $204.9 million. For the six months ended June 30, 2011, net cash provided by operating activities was $190.0 million. The $14.9 million net increase in cash provided by operating activities was due primarily to the following:

1)	An increase in cash flows from operating assets and liabilities, net of effects from acquisitions, of $17.9 million to cash provided by operating assets and liabilities of $19.6 million for the six months ended June 30, 2012, from cash provided by operating assets and liabilities of $1.7 million for the six months ended June 30, 2011. The significant components of the $19.6 million in net cash inflows from changes in operating assets and liabilities for the six months ended June 30, 2012, include the following:

a)	an increase in cash resulting from an increase in accrued liabilities of $12.7 million due primarily to increased current taxes payable and increased liabilities for auto and workers’ compensation claims, partially offset by a decrease in accrued cash-based compensation;

b)	an increase in cash resulting from a $7.1 million decrease in prepaid expenses and other current assets due primarily to decreases in prepaid income taxes;

c)	an increase in cash resulting from a $1.9 million increase in other long term liabilities due primarily to increased deferred compensation plan liabilities resulting from employee contributions; less

d)	a decrease in cash resulting from a $2.1 million increase in accounts receivable due to an increase in revenues.

2)	An increase in depreciation and amortization expense of $9.2 million;

3)	An increase in equity-based compensation expense of $4.9 million due to a $3.6 million grant of immediately vested restricted stock units to certain executive officers at the time the executives agreed to modifications to their employment contracts during the three months ended March 31, 2012, a $0.7 million increase associated with our annual grant of restricted stock units to our personnel, and a $0.6 million increase in the fair value of warrants issued as compensation for acquisition-related services;

4)	An increase in the loss on disposal of assets of $0.8 million; less

5)	A decrease in deferred taxes of $10.5 million due primarily to the recognition during the six months ended June 30, 2011, of tax benefits associated with a change in our tax method for deducting depreciation expense for certain landfills; less

6)	A decrease in net income of $7.4 million.

As of June 30, 2012, we had working capital of $81.9 million, including cash and equivalents of $136.1 million. Our working capital increased $116.7 million from a deficit of $34.8 million at December 31, 2011. To date, we have experienced no loss or lack of access to our cash or cash equivalents; however, we can provide no assurances that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets. Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements, along with stock repurchase and dividend programs, to reduce the unhedged portion of our indebtedness under our credit facility and to minimize our cash balances.

Investing Activities Cash Flows

Net cash used in investing activities decreased $38.5 million to $222.4 million for the six months ended June 30, 2012, from $260.9 million for the six months ended June 30, 2011. The significant components of the decrease include the following:

1)	A decrease in payments for acquisitions of $65.7 million primarily due to the acquisition of County Waste during the six months ended June 30, 2011, having a higher purchase price than the 2012 acquisition of Alaska Waste; less

2)	An increase in capital expenditures for property and equipment of $20.9 million due to increases in expenditures for trucks, leasehold improvements, equipment and containers, partially offset by a decrease in expenditures for buildings and computers; less

3)	A decrease in cash provided of $3.1 million due to the liquidation of restricted asset accounts that were replaced with financial surety bonds during the six months ended June 30, 2011; less

4)	An increase in other assets of $2.9 million due to increases in notes receivable, deferred compensation plan investments and other investments.

Financing Activities Cash Flows

Net cash provided by financing activities increased $63.0 million to $141.0 million for the six months ended June 30, 2012, from cash provided by financing activities of $78.0 million for the six months ended June 30, 2011. The significant components of the increase include the following:

1)	An increase in cash flows from the proceeds from our common stock offering of $369.6 million, net, due to the March 2012 sale of 12,000,000 shares of our common stock in a public offering;

2)	A decrease in payments to repurchase our common stock of $37.1 million due to less shares repurchased;

3)	A change in book overdraft of $2.1 million resulting from fluctuations in outstanding cash balances at banks for which outstanding check balances can be offset; less

4)	A decrease in net long-term borrowings of $337.8 million due primarily to the repayment of debt with proceeds from our common stock offering; less

5)	An increase in payments of contingent consideration of $3.7 million for the remaining payout related to the completion of earnings targets for acquisitions closed in 2011 and 2010; less

6)	An increase in cash dividends paid of $4.1 million due to an increase in our quarterly dividend rate per share to $0.09 and an increase in our total common shares outstanding.

Our business is capital intensive. Our capital requirements include acquisitions and fixed asset purchases. We will also make capital expenditures for landfill cell construction, landfill development, landfill closure activities and intermodal facility construction in the future.

On February 27, 2012, we entered into an underwriting agreement with Morgan Stanley & Co. LLC, in connection with the offer and sale by us of 12,000,000 shares of our common stock, par value $0.01 per share. The shares of common stock were sold to Morgan Stanley & Co. LLC at a price of $30.83 per share. The offering closed on March 2, 2012. We received net proceeds from this offering of $369.6 million after deducting transaction expenses paid by us of approximately $0.4 million. We used $297.0 million of the net proceeds to repay the unhedged borrowings under our credit facility and intend to use the remaining proceeds for general corporate purposes, which may include acquisitions of additional assets or businesses, the repayment of other indebtedness and capital expenditures.

Our Board of Directors has authorized a common stock repurchase program for the repurchase of up to $1.2 billion of our common stock through December 31, 2014. Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of the common stock and overall market conditions. As of June 30, 2012 and 2011, we had repurchased in aggregate 39.4 million and 36.9 million shares, respectively, of our common stock at an aggregate cost of $770.7 million and $691.0 million, respectively. As of June 30, 2012, the remaining maximum dollar value of shares available for purchase under the program was approximately $429.3 million.

In October 2010, our Board of Directors authorized the initiation of a quarterly cash dividend of $0.075 per share. In October 2011, our Board of Directors authorized an increase to our regular quarterly cash dividend by $0.015, from $0.075 to $0.09 per share. Cash dividends of $21.1 million and $17.0 million were paid during the six months ended June 30, 2012 and 2011, respectively. The Board will review the cash dividend periodically, with a long-term objective of increasing the amount of the dividend. We cannot assure you as to the amounts or timing of future dividends.

We made $67.4 million in capital expenditures during the six months ended June 30, 2012. We expect to make capital expenditures of approximately $145 million in 2012 in connection with our existing business. We have funded and intend to fund the balance of our planned 2012 capital expenditures principally through cash on hand, internally generated funds and borrowings under our credit facility. In addition, we may make substantial additional capital expenditures in acquiring solid waste collection and disposal businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity. We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities. We believe that our cash and equivalents, credit facility and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future. However, disruptions in the capital and credit markets could adversely affect our ability to draw on our credit facility or raise other capital. Our access to funds under the credit facility is dependent on the ability of the banks that are parties to the facility to meet their funding commitments. Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.

As of June 30, 2012, we had $325.0 million outstanding under our credit facility, exclusive of outstanding standby letters of credit of $89.8 million. As of June 30, 2012, we were in compliance with all applicable covenants in our credit agreement. Pursuant to interest rate swaps in place as of June 30, 2012, we intend to maintain a minimum balance of $325 million on our revolving credit facility. Our revolving credit facility matures in July 2016.

As of June 30, 2012, we had the following contractual obligations:

	Payments Due by Period
	(amounts in thousands)
Recorded Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years
Long-term debt	$982,105	$4,581	$9,342	$606,836	$361,346
Cash interest payments	$225,488	$43,837	$83,635	$51,340	$46,676

Long-term debt payments include:

1)	$325.0 million in principal payments due July 2016 related to our credit facility. Our credit facility bears interest, at our option, at either the base rate plus the applicable base rate margin (approximately 3.40% at June 30, 2012) on base rate loans, or the Eurodollar rate plus the applicable Eurodollar margin (approximately 1.39% at June 30, 2012) on Eurodollar loans. As of June 30, 2012, our credit facility allowed us to borrow up to $1.2 billion.

2)	$175.0 million in principal payments due 2015 related to our 2015 Notes. Holders of the 2015 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2015 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the Master Note Purchase Agreement. The 2015 Notes bear interest at a rate of 6.22%.

3)	$100.0 million in principal payments due 2016 related to our 2016 Notes. Holders of the 2016 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2016 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the Master Note Purchase Agreement. The 2016 Notes bear interest at a rate of 3.30%.

4)	$50.0 million in principal payments due 2018 related to our 2018 Notes. Holders of the 2018 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2018 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the Master Note Purchase Agreement. The 2018 Notes bear interest at a rate of 4.00%.

5)	$175.0 million in principal payments due 2019 related to our 2019 Notes. Holders of the 2019 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2019 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the Master Note Purchase Agreement. The 2019 Notes bear interest at a rate of 5.25%.

6)	$100.0 million in principal payments due 2021 related to our 2021 Notes. Holders of the 2021 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2021 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the Master Note Purchase Agreement. The 2021 Notes bear interest at a rate of 4.64%.

7)	$38.4 million in principal payments related to our tax-exempt bonds, which bear interest at variable rates (between 0.28% and 0.35%) at June 30, 2012. The tax-exempt bonds have maturity dates ranging from 2012 to 2033.

8)	$16.0 million in principal payments related to our notes payable to sellers. Our notes payable to sellers bear interest at rates between 2.50% and 10.35% at June 30, 2012, and have maturity dates ranging from 2012 to 2036.

9)	$2.7 million in principal payments related to our notes payable to third parties. Our notes payable to third parties bear interest at rates between 6.7% and 10.9% at June 30, 2012, and have maturity dates ranging from 2012 to 2019.

The following assumptions were made in calculating cash interest payments:

1)	We calculated cash interest payments on the credit facility using the Eurodollar rate plus the applicable Eurodollar margin at June 30, 2012. We assumed the credit facility is paid off when it matures in July 2016.

2)	We calculated cash interest payments on our interest rate swaps using the stated interest rate in the swap agreement less the Eurodollar rate through the earlier expiration of the term of the swaps or the term of the credit facility.

	Amount of Commitment Expiration Per Period
	(amounts in thousands)
Unrecorded Obligations(1)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years
Operating leases	$97,106	$13,930	$21,967	$16,565	$44,644

(1)	We are party to operating lease agreements. These lease agreements are established in the ordinary course of our business and are designed to provide us with access to facilities at competitive, market-driven prices. These arrangements have not materially affected our financial position, results of operations or liquidity during the six months ended June 30, 2012, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

We have obtained financial surety bonds, primarily to support our financial assurance needs and landfill operations. We provided customers and various regulatory authorities with surety bonds in the aggregate amounts of approximately $317.3 million and $312.0 million at June 30, 2012 and December 31, 2011, respectively. These arrangements have not materially affected our financial position, results of operations or liquidity during the six months ended June 30, 2012, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

From time to time, we evaluate our existing operations and their strategic importance to us. If we determine that a given operating unit does not have future strategic importance, we may sell or otherwise dispose of those operations. Although we believe our reporting units would not be impaired by such dispositions, we could incur losses on them.

The disposal tonnage that we received in the six month periods ended June 30, 2012 and 2011, at all of our landfills during the respective period, is shown below (tons in thousands):

	Six months ended June 30,
	2012		2011
	Number of Sites	Total Tons	Number of Sites	Total Tons
Owned landfills and landfills operated under life-of-site agreements	41	6,992	39	6,651
Operated landfills	6	282	5	256

	47	7,274	44	6,907

NON-GAAP FINANCIAL MEASURES

Reconciliation of Adjusted Free Cash Flow

We present adjusted free cash flow, a non-GAAP financial measure, supplementally because it is widely used by investors as a valuation and liquidity measure in the solid waste industry. We define adjusted free cash flow as net cash provided by operating activities, plus proceeds from disposal of assets, plus or minus change in book overdraft, plus excess tax benefit associated with equity-based compensation, less capital expenditures for property and equipment and distributions to noncontrolling interests. We further adjust this calculation to exclude the effects of items management believes impact the ability to assess the operating performance of our business. This measure is not a substitute for, and should be used in conjunction with, GAAP liquidity or financial measures. Management uses adjusted free cash flow as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. Other companies may calculate adjusted free cash flow differently. Our adjusted free cash flow for the six month periods ended June 30, 2012 and 2011, is calculated as follows (amounts in thousands):

	Six months ended June 30,
	2012	2011
Net cash provided by operating activities	$204,940	$189,976
Plus/Less: Change in book overdraft	136	(1,918)
Plus: Proceeds from disposal of assets	1,497	1,862
Plus: Excess tax benefit associated with equity-based compensation	3,283	2,829
Less: Capital expenditures for property and equipment	(67,445)	(46,562)
Less: Distributions to noncontrolling interests	(94)	(675)
Adjustment:
Corporate office relocation, net of taxes (a)	6,024	—

Adjusted free cash flow	$148,341	$145,512

(a)	Reflects the addback of outlays associated with the relocation of our corporate headquarters from California to Texas.

Adjusted Operating Income Before Depreciation and Amortization

We present adjusted operating income before depreciation and amortization, a non-GAAP financial measure, supplementally because it is widely used by investors as a performance and valuation measure in the solid waste industry. We define adjusted operating income before depreciation and amortization as operating income, plus depreciation and amortization expense, plus closure and post-closure accretion expense, plus or minus any gain or loss on disposal of assets. We further adjust this calculation to exclude the effects of items management believes impact the ability to assess the operating performance of our business. This measure is not a substitute for, and should be used in conjunction with, GAAP financial measures. Management uses adjusted operating income before depreciation and amortization as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. Other companies may calculate adjusted operating income before depreciation and amortization differently. Our adjusted operating income before depreciation and amortization for the three and six month periods ended June 30, 2012 and 2011, is calculated as follows (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Operating income	$81,737	$84,798	$146,793	$153,374
Plus: Depreciation and amortization	46,063	42,612	88,867	79,625
Plus: Closure and post-closure accretion	612	484	1,225	967
Plus/less: Loss (gain) on disposal of assets	(243)	(267)	472	(292)
Adjustments:
Plus: Acquisition-related transaction costs (a)	382	423	2,159	1,094
Plus: Corporate relocation expense (b)	2,990	—	4,717	—
Plus: Named executive officers’ one-time equity grants (c)	—	—	3,585	—

Adjusted operating income before depreciation and amortization	$131,541	$128,050	$247,818	$234,768

(a)	Reflects the addback of acquisition-related transaction costs.
(b)	Reflects the addback of costs associated with the relocation of our corporate headquarters from California to Texas.
(c)	Reflects the addback of one-time equity compensation expense incurred at the time our named executive officers’ employment contracts were modified.

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

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Reported net income attributable to Waste Connections	$42,415	$44,413	$73,719	$80,952
Adjustments:
Acquisition-related transaction costs, net of taxes (a)	237	507	1,338	923
Loss (gain) on disposal of assets, net of taxes (b)	(151)	(166)	292	(181)
Corporate relocation expenses, net of taxes (c)	1,854	—	2,924	—
Named executive officers’ one-time equity grants, net of taxes (d)	—	—	3,315	—

Adjusted net income attributable to Waste Connections	$44,355	$44,754	$81,588	$81,694

Diluted earnings per common share attributable to Waste Connections common stockholders:
Reported net income	$0.34	$0.39	$0.61	$0.71

Adjusted net income	$0.36	$0.39	$0.68	$0.71

(a)	Reflects the elimination of acquisition-related costs.
(b)	Reflects the elimination of a loss (gain) on disposal of assets.
(c)	Reflects the elimination of costs associated with the relocation of our corporate headquarters from California to Texas.
(d)	Reflects the elimination of one-time equity compensation expense incurred at the time our named executive officers’ employment contracts were modified.

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

At June 30, 2012, our derivative instruments included three interest rate swap agreements that effectively fix the interest rate on the applicable notional amounts of our variable rate debt as follows (dollars in thousands):

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

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged floating rate debt. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. We are exposed to cash flow risk due to changes in interest rates with respect to the unhedged floating rate balances owed at June 30, 2012 and December 31, 2011, of $38.4 million and $382.5 million, respectively, including floating rate debt under our credit facility and floating rate municipal bond obligations. A one percentage point increase in interest rates on our variable-rate debt as of June 30, 2012 and December 31, 2011, would decrease our annual pre-tax income by approximately $0.4 million and $3.8 million, respectively. All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations, subject to counterparty default risk.

The market price of diesel fuel is unpredictable and can fluctuate significantly. We purchase approximately 28 million gallons of diesel fuel per year; therefore, a significant increase in the price of fuel could adversely affect our business and reduce our operating margins. To manage a portion of this risk, we entered into fuel hedge agreements related to forecasted diesel fuel purchases.

At June 30, 2012, our derivative instruments included two fuel hedge agreements as follows:

Date Entered	Notional Amount (in gallons per month)	Diesel Rate Paid Fixed	Diesel Rate Received Variable		Effective Date	Expiration Date
December 2008	400,000	$3.03	DOE Diesel Fuel Index	*	January 2012	December 2012
June 2012	300,000	$3.60	DOE Diesel Fuel Index	*	January 2014	December 2015

*	If the national U.S. on-highway average price for a gallon of diesel fuel (“average price”), as published by the Department of Energy, exceeds the contract price per gallon, we receive the difference between the average price and the contract price (multiplied by the notional number of gallons) from the counterparty. If the average price is less than the contract price per gallon, we pay the difference to the counterparty.

Under derivatives and hedging guidance, the fuel hedges are considered cash flow hedges for a portion of our forecasted diesel fuel purchases, and we apply hedge accounting to account for these instruments.

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged diesel fuel purchases. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. For the year ending December 31, 2012, we expect to purchase approximately 28 million gallons of diesel fuel, of which 23.2 million gallons will be purchased at market prices and 4.8 million gallons will be purchased at a price that is fixed under our fuel hedge. During the six month period of July 1, 2012 to December 31, 2012, we expect to purchase approximately 11.6 million gallons of unhedged diesel fuel at market prices; therefore, a $0.10 per gallon increase in the price of fuel over the remaining six months in 2012 would decrease our pre-tax income during this period by approximately $1.2 million.

We market a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals. We own and operate 39 recycling processing operations and sell other collected recyclable materials to third parties for processing before resale. To reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties. In the event of a decline in recycled commodity prices, a 10% decrease in average recycled commodity prices from the average prices that were in effect during the six months ended June 30, 2012 and 2011, would have had a $4.0 million and $3.9 million impact on revenues for the six months ended June 30, 2012 and 2011, respectively.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2012, that our disclosure controls and procedures were effective at the reasonable assurance level such that information required to be disclosed in our Exchange Act reports: (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended June 30, 2012, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding our legal proceedings can be found in Note 15 of our condensed consolidated financial statements included in Part I, Item 1 of this report and is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has authorized a common stock repurchase program for the repurchase of up to $1.2 billion of our common stock through December 31, 2014. Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of our common stock and overall market conditions. As of June 30, 2012, we have repurchased approximately 39.4 million shares of our common stock at a cost of $770.7 million. The table below reflects repurchases we have made for the three months ended June 30, 2012 (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
4/1/12 – 4/30/12	—	$—	—	$434,557
5/1/12 – 5/31/12	—	—	—	434,557
6/1/12 – 6/30/12	180,875	28.93	180,875	429,324

	180,875	28.93	180,875

(1)	This amount represents the weighted average price paid per common share. This price includes a per share commission paid for all repurchases.

Item 6. Exhibits

See Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASTE CONNECTIONS, INC.

Date: July 24, 2012	BY:	/s/ Ronald J. Mittelstaedt
Ronald J. Mittelstaedt,
Chief Executive Officer

Date: July 24, 2012	BY:	/s/ Worthing F. Jackman
Worthing F. Jackman,
Executive Vice President and Chief Financial Officer

Exhibit Number	Description of Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the exhibit filed with the Registrant’s Form 10-K filed on February 8, 2012)

3.2	Third Amended and Restated Bylaws of the Registrant, effective May 15, 2009 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on April 23, 2009)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise these Exhibits shall be deemed “furnished” and not “filed.”