Form 10-Q
period 2012-09-30
WASTE CONNECTIONS, INC.
filed 2012-10-23
CIK 1057058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 1-31507

WASTE CONNECTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

94-3283464

(I.R.S. Employer Identification No.)

10001 Woodloch Forest Drive, Waterway Plaza Two, Suite 400 The Woodlands, TX 77380

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

☒ Large accelerated filer	☐ Accelerated filer

☐ Non-accelerated filer	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

As of October 12, 2012: 122,784,360 shares of common stock

WASTE CONNECTIONS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and equivalents	$103,532	$12,643
Accounts receivable, net of allowance for doubtful accounts of $6,577 and $6,617 at September 30, 2012 and December 31, 2011, respectively	196,617	176,277
Deferred income taxes	29,125	20,630
Prepaid expenses and other current assets	33,487	39,708

Total current assets	362,761	249,258

Property and equipment, net	1,561,415	1,450,469
Goodwill	1,183,363	1,116,888
Intangible assets, net	496,341	449,581
Restricted assets	32,982	30,544
Other assets, net	36,965	31,265

	$3,673,827	$3,328,005

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$105,883	$95,097
Book overdraft	8,786	12,169
Accrued liabilities	119,579	97,020
Deferred revenue	68,694	64,694
Current portion of contingent consideration	25,958	8,923
Current portion of long-term debt and notes payable	4,128	5,899

Total current liabilities	333,028	283,802

Long-term debt and notes payable	976,446	1,172,758
Long-term portion of contingent consideration	23,995	22,573
Other long-term liabilities	66,045	52,051
Deferred income taxes	422,487	397,134

Total liabilities	1,822,001	1,928,318

Commitments and contingencies (Note 17)

Equity:
Preferred stock: $0.01 par value per share; 7,500,000 shares authorized; none issued and outstanding	—	—
Common stock: $0.01 par value per share; 250,000,000 shares authorized; 122,783,945 and 110,907,782 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	1,228	1,109
Additional paid-in capital	772,043	408,721
Accumulated other comprehensive loss	(6,080)	(3,480)
Retained earnings	1,079,482	988,560

Total Waste Connections’ equity	1,846,673	1,394,910
Noncontrolling interest in subsidiaries	5,153	4,777

Total equity	1,851,826	1,399,687

	$3,673,827	$3,328,005

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME

(Unaudited)

(In thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues	$425,654	$403,962	$1,212,815	$1,125,614

Operating expenses:
Cost of operations	243,243	228,561	698,351	637,499
Selling, general and administrative	47,977	41,047	143,899	121,054
Depreciation	42,313	38,868	119,331	108,843
Amortization of intangibles	6,267	5,138	18,115	14,788
Loss on disposal of assets	244	1,034	715	742
Gain from litigation settlement	(3,537)	—	(3,537)	—

Operating income	89,147	89,314	235,941	242,688

Interest expense	(11,949)	(12,029)	(36,063)	(31,948)
Interest income	333	132	630	408
Other income (expense), net	492	(899)	1,033	(750)

Income before income tax provision	78,023	76,518	201,541	210,398
Income tax provision	(28,403)	(29,934)	(77,967)	(82,415)

Net income	49,620	46,584	123,574	127,983
Less: Net income attributable to noncontrolling interests	(235)	(255)	(470)	(702)

Net income attributable to Waste Connections	$49,385	$46,329	$123,104	$127,281

Earnings per common share attributable to Waste Connections’ common stockholders:
Basic	$0.40	$0.41	$1.02	$1.13

Diluted	$0.40	$0.41	$1.02	$1.12

Shares used in the per share calculations:
Basic	123,031,259	112,327,410	120,571,106	113,130,314

Diluted	123,665,589	113,192,884	121,198,901	113,979,165

Cash dividends per common share	$0.09	$0.075	$0.27	$0.225

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income	$49,620	$46,584	$123,574	$127,983

Other comprehensive income (loss), before tax:
Interest rate swap amounts reclassified into interest expense	1,380	1,186	3,886	4,641
Fuel hedge amounts reclassified into cost of operations	(1,093)	(1,101)	(3,327)	(3,189)
Changes in fair value of interest rate swaps	(2,415)	(2,081)	(7,208)	(4,684)
Changes in fair value of fuel hedges	1,782	(1,042)	2,455	2,882

Other comprehensive loss before tax	(346)	(3,038)	(4,194)	(350)
Income tax expense related to items of other comprehensive income	131	1,154	1,594	133

Other comprehensive loss, net of tax	(215)	(1,884)	(2,600)	(217)

Comprehensive income	49,405	44,700	120,974	127,766
Less: Comprehensive income attributable to noncontrolling interests	(235)	(255)	(470)	(702)

Comprehensive income attributable to Waste Connections	$49,170	$44,445	$120,504	$127,064

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2012

(Unaudited)

(In thousands, except share amounts)

	Waste Connections’ Equity
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Noncontrolling
	Shares	Amount	Capital	Income (Loss)	Earnings	Interests	Total
Balances at December 31, 2011	110,907,782	$1,109	$408,721	$(3,480)	$988,560	$4,777	$1,399,687
Vesting of restricted stock units	588,910	6	(6)	—	—	—	—
Tax withholdings related to net share settlements of restricted stock units	(189,200)	(2)	(6,037)	—	—	—	(6,039)
Equity-based compensation	—	—	14,036	—	—	—	14,036
Exercise of stock options and warrants	95,900	1	1,041	—	—	—	1,042
Issuance of common stock, net of issuance costs of $376	12,000,000	120	369,464	—	—	—	369,584
Excess tax benefit associated with equity-based compensation	—	—	3,415	—	—	—	3,415
Repurchase of common stock	(619,447)	(6)	(18,591)	—	—	—	(18,597)
Cash dividends on common stock	—	—	—	—	(32,182)	—	(32,182)
Amounts reclassified into earnings, net of taxes	—	—	—	347	—	—	347
Changes in fair value of cash flow hedges, net of taxes	—	—	—	(2,947)	—	—	(2,947)
Distributions to noncontrolling interests	—	—	—	—	—	(94)	(94)
Net income	—	—	—	—	123,104	470	123,574

Balances at September 30, 2012	122,783,945	$1,228	$772,043	$(6,080)	$1,079,482	$5,153	$1,851,826

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2011

(Unaudited)

(In thousands, except share amounts)

	Waste Connections’ Equity
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Noncontrolling
	Shares	Amount	Capital	Income (Loss)	Earnings	Interests	Total
Balances at December 31, 2010	113,950,081	$1,139	$509,218	$(3,095)	$858,887	$4,269	$1,370,418
Vesting of restricted stock units	538,878	5	(5)	—	—	—	—
Tax withholdings related to net share settlements of restricted stock units	(184,478)	(1)	(5,435)	—	—	—	(5,436)
Equity-based compensation	—	—	8,906	—	—	—	8,906
Exercise of stock options and warrants	383,082	4	4,952	—	—	—	4,956
Excess tax benefit associated with equity-based compensation	—	—	4,500	—	—	—	4,500
Repurchase of common stock	(2,823,235)	(28)	(85,040)	—	—	—	(85,068)
Cash dividends on common stock	—	—	—	—	(25,497)	—	(25,497)
Amounts reclassified into earnings, net of taxes	—	—	—	900	—	—	900
Changes in fair value of cash flow hedges, net of taxes	—	—	—	(1,117)	—	—	(1,117)
Distributions to noncontrolling interests	—	—	—	—	—	(675)	(675)
Fair value of noncontrolling interest associated with business acquired	—	—	—	—	—	251	251
Net income	—	—	—	—	127,281	702	127,983

Balances at September 30, 2011	111,864,328	$1,119	$437,096	$(3,312)	$960,671	$4,547	$1,400,121

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$123,574	$127,983
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of assets	715	742
Depreciation	119,331	108,843
Amortization of intangibles	18,115	14,788
Deferred income taxes, net of acquisitions	18,451	36,960
Amortization of debt issuance costs	1,247	1,005
Equity-based compensation	14,036	8,906
Interest income on restricted assets	(491)	(355)
Interest accretion	2,798	1,977
Excess tax benefit associated with equity-based compensation	(3,415)	(4,500)
Net change in operating assets and liabilities, net of acquisitions	32,378	1,375

Net cash provided by operating activities	326,739	297,724

Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(223,256)	(247,862)
Capital expenditures for property and equipment	(110,995)	(84,051)
Proceeds from disposal of assets	2,107	3,238
Decrease in restricted assets, net of interest income	4,779	2,241
Other	(6,287)	(1,706)

Net cash used in investing activities	(333,652)	(328,140)

Cash flows from financing activities:
Proceeds from long-term debt	334,000	515,500
Principal payments on notes payable and long-term debt	(545,069)	(343,726)
Payment of contingent consideration	(4,099)	(100)
Change in book overdraft	(3,383)	(937)
Proceeds from option and warrant exercises	1,042	4,956
Excess tax benefit associated with equity-based compensation	3,415	4,500
Payments for repurchase of common stock	(18,597)	(85,068)
Payments for cash dividends	(32,182)	(25,497)
Tax withholdings related to net share settlements of restricted stock units	(6,039)	(5,436)
Distributions to noncontrolling interests	(94)	(675)
Debt issuance costs	(776)	(6,414)
Proceeds from common stock offering, net	369,584	—

Net cash provided by financing activities	97,802	57,103

Net increase in cash and equivalents	90,889	26,687
Cash and equivalents at beginning of period	12,643	9,873

Cash and equivalents at end of period	$103,532	$36,560

Non-cash financing activity:
Liabilities assumed and notes payable issued to sellers of businesses acquired	$51,004	$144,386

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

1. BASIS OF PRESENTATION AND SUMMARY

The accompanying condensed consolidated financial statements relate to Waste Connections, Inc. and its subsidiaries (“WCI” or the “Company”) for the three and nine month periods ended September 30, 2012 and 2011. In the opinion of management, the accompanying balance sheets and related interim statements of net income, comprehensive income, cash flows and equity include all adjustments, consisting only of normal recurring items, necessary for their fair statement in conformity with U.S. generally accepted accounting principles (“GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include accounting for landfills, self-insurance accruals, income taxes, allocation of acquisition purchase price and asset impairments. An additional area that involves estimation is when the Company estimates the amount of potential exposure it may have with respect to litigation, claims and assessments in accordance with the accounting guidance on contingencies. Actual results could differ materially from the estimates and assumptions that the Company uses in the preparation of its condensed consolidated financial statements.

Interim results are not necessarily indicative of results for a full year. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

2. NEW ACCOUNTING STANDARDS

Fair Value Measurement. In May 2011, the FASB issued additional guidance on fair value disclosures. This guidance contains certain updates to the measurement guidance as well as enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for “Level 3” measurements including enhanced disclosure for: (1) the valuation processes used by the reporting entity; and (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any. This guidance was effective for interim and annual periods beginning on or after December 15, 2011. As of September 30, 2012, the only assets or liabilities which require Level 3 measurements are the Company’s diesel fuel hedges. The Company adopted this guidance as of January 1, 2012. See Note 12 for further information.

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

Impairment of Indefinite-lived Intangible Assets. In July 2012, the FASB issued guidance on testing indefinite-lived intangible assets for impairment. The guidance provides entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. However, an entity can choose to early adopt, provided that the entity has not yet performed its 2012 annual impairment test or issued its financial statements. The Company has elected to early adopt the guidance and will perform a “qualitative” assessment when it performs its indefinite-lived intangible asset impairment test in the fourth quarter of 2012.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

3. RECLASSIFICATION

Certain amounts reported in the Company’s prior year financial statements have been reclassified to conform with the 2012 presentation.

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash and equivalents, trade receivables, restricted assets, trade payables, debt instruments, interest rate swaps and fuel hedges. As of September 30, 2012 and December 31, 2011, the carrying values of cash and equivalents, trade receivables, restricted assets, and trade payables are considered to be representative of their respective fair values. The carrying values of the Company’s debt instruments, excluding certain notes as listed in the table below, approximate their fair values as of September 30, 2012 and December 31, 2011, based on current borrowing rates for similar types of borrowing arrangements, and are therefore classified as Level 2 within the fair value hierarchy. The carrying values and fair values of the Company’s debt instruments where the carrying values do not approximate their fair values as of September 30, 2012 and December 31, 2011, are as follows:

	Carrying Value at		Fair Value* at
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
6.22% Senior Notes due 2015	$175,000	$175,000	$195,749	$186,305
3.30% Senior Notes due 2016	$100,000	$100,000	$103,370	$98,980
4.00% Senior Notes due 2018	$50,000	$50,000	$52,694	$51,220
5.25% Senior Notes due 2019	$175,000	$175,000	$196,766	$174,125
4.64% Senior Notes due 2021	$100,000	$100,000	$107,895	$104,250

*	Senior Notes are classified as Level 2 within the fair value hierarchy. Fair value is based on quotes of bonds with similar ratings in similar industries.

For details on the fair value of the Company’s interest rate swaps, fuel hedges and restricted assets, refer to Note 12.

5. LANDFILL ACCOUNTING

At September 30, 2012, the Company owned 38 landfills, and operated, but did not own, six landfills under life-of-site operating agreements and six landfills under limited-term operating agreements. The Company’s landfills had site costs with a net book value of $893,980 at September 30, 2012. With the exception of four landfills which only accept construction and demolition and other non-putrescible waste, all landfills that the Company owns or operates are municipal solid waste landfills. For the Company’s landfills operated under limited-term operating agreements and life-of-site operating agreements, the owner of the property (generally a municipality) usually owns the permit and the Company operates the landfill for a contracted term. Where the contracted term is not the life of the landfill, the property owner is generally responsible for final capping, closure and post-closure obligations. The Company is responsible for all final capping, closure and post-closure liabilities at five of the six landfills that it operates under life-of-site operating agreements.

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

Based on remaining permitted capacity as of September 30, 2012, and projected annual disposal volumes, the average remaining landfill life for the Company’s owned landfills and landfills operated under life-of-site operating agreements is estimated to be approximately 40 years. As of September 30, 2012, the Company is seeking to expand permitted capacity at seven of its owned landfills and two landfills that it operates under life-of-site operating agreements, and considers the achievement of these expansions to be probable. Although the Company cannot be certain that all future expansions will be permitted as designed, the average remaining life, when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume, of the Company’s owned landfills and landfills operated under life-of-site operating agreements is 47 years, with lives ranging from 6 to 202 years.

During the nine months ended September 30, 2012 and 2011, the Company expensed $35,219 and $31,712, respectively, or an average of $3.15 and $2.94 per ton consumed, respectively, related to landfill depletion at owned landfills and landfills operated under life-of-site agreements.

The Company reserves for final capping, closure and post-closure maintenance obligations at the landfills it owns and five of the six landfills it operates under life-of-site operating agreements. The Company calculates the net present value of its final capping, closure and post-closure commitments by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure and discounting the inflated total to its present value using a credit-adjusted risk-free rate. Any changes in expectations that result in an upward revision to the estimated undiscounted cash flows are treated as a new liability and are inflated and discounted at rates reflecting current market conditions. Any changes in expectations that result in a downward revision (or no revision) to the estimated undiscounted cash flows result in a liability that is inflated and discounted at rates reflecting the market conditions at the time the cash flows were originally estimated. This policy results in the Company’s final capping, closure and post-closure liabilities being recorded in “layers.” The Company’s discount rate assumption for purposes of computing 2012 and 2011 “layers” for final capping, closure and post-closure obligations was 5.75% for each year, which reflects the Company’s long-term cost of borrowing as of the end of 2011 and 2010. The Company’s inflation rate assumption is 2.5% for the years ending December 31, 2012 and 2011. The resulting final capping, closure and post-closure obligations are recorded on the balance sheet along with an offsetting addition to site costs which is amortized to depletion expense as the remaining landfill airspace is consumed. Interest is accreted on the recorded liability using the corresponding discount rate. During the nine months ended September 30, 2012 and 2011, the Company expensed $1,870 and $1,451, respectively, or an average of $0.17 and $0.13 per ton consumed, respectively, related to final capping, closure and post-closure accretion expense.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

The following is a reconciliation of the Company’s final capping, closure and post-closure liability balance from December 31, 2011 to September 30, 2012:

Final capping, closure and post-closure liability at December 31, 2011	$30,883
Adjustments to final capping, closure and post-closure liabilities	3,467
Liabilities incurred	2,072
Accretion expense	1,870
Closure payments	(17)
Assumption of closure liabilities from acquisitions	1,762

Final capping, closure and post-closure liability at September 30, 2012	$40,037

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

At September 30, 2012, $30,555 of the Company’s restricted assets balance was for purposes of securing its performance of future final capping, closure and post-closure obligations.

6. LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2012	December 31, 2011
Revolver under credit facility, bearing interest ranging from 1.39% to 3.65%*	$325,000	$519,000
2015 Notes, bearing interest at 6.22%	175,000	175,000
2016 Notes, bearing interest at 3.30%	100,000	100,000
2018 Notes, bearing interest at 4.00%	50,000	50,000
2019 Notes, bearing interest at 5.25%	175,000	175,000
2021 Notes, bearing interest at 4.64%	100,000	100,000
Tax-exempt bonds, bearing interest ranging from 0.12% to 0.43%*	37,455	38,460
Notes payable to sellers in connection with acquisitions, bearing interest at 2.50% to 10.35%*	15,453	18,356
Notes payable to third parties, bearing interest at 6.7% to 10.9%*	2,666	2,841

	980,574	1,178,657
Less – current portion	(4,128)	(5,899)

	$976,446	$1,172,758

*	Interest rates in the table above represent the range of interest rates incurred during the nine month period ended September 30, 2012.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

On September 16, 2012, the Company entered into a Commitment Letter (the “Commitment Letter”) with Bank of America, N.A., as a joint arranger, pursuant to which the Company may borrow an aggregate principal amount of up to $750,000 under an unsecured term loan facility (“Senior Credit Facility”) to partially fund the purchase of the business of R360 Environmental Solutions, Inc. ("R360"), as discussed in Note 7. On October 1, 2012, JPMorgan Chase Bank, N.A., and Wells Fargo Bank, National Association, joined the Commitment Letter, as additional joint arrangers. The Senior Credit Facility will bear interest, at the Company’s option, at either the base rate plus the applicable base rate margin on base rate loans, or the Eurodollar rate plus the applicable Eurodollar margin on Eurodollar loans. The applicable margins under the Senior Credit Facility vary depending on the Company’s leverage ratio, as defined in the Commitment Letter. The Senior Credit Facility will require the Company to maintain specified financial ratios. The Senior Credit Facility will mature five years after the closing date. The Senior Credit Facility is subject to conditions precedent to closing, as defined in the Commitment Letter, and to be more fully set forth in the definitive loan documentation. The Company expects the Senior Credit Facility to close in the fourth quarter of 2012. The Company may increase the size of the Senior Credit Facility above $750,000 subject to receipt of lender commitments. The Company can provide no assurance that the Senior Credit Facility will close, or that it will close on the terms described above.

7. ACQUISITIONS

In July 2012, the Company completed the acquisition of 100% of the interests in the operations of SKB Environmental, Inc. (“SKB”), a provider of solid waste transfer and disposal services in Minnesota, in exchange for total consideration of $86,763. Pursuant to the stock purchase agreement, the Company is required to remit additional consideration to the former shareholders of SKB if the acquired operations exceed earnings targets specified in the stock purchase agreement over a one-year period ending June 30, 2013. The Company computed the fair value of the contingent consideration using a probability-weighted discounted cash flow methodology, which resulted in an obligation recognized at the purchase date totaling $20,711. Any changes in the fair value of the contingent consideration subsequent to the acquisition date will be charged or credited to expense until the contingency is settled.

On March 1, 2012, the Company completed the acquisition of 100% of the interests in the operations of Alaska Pacific Environmental Services Anchorage, LLC and Alaska Green Waste Solutions, LLC (together, “Alaska Waste”). Alaska Waste provides solid waste collection, transfer and composting services in Anchorage, the Mat-Su Valley, Fairbanks, the Kenai Peninsula and Kodiak Island. The Company paid $133,402 for the purchased operations. Pursuant to the asset purchase agreement, the Company is required to remit up to $4,000 of additional consideration to the former owners of Alaska Waste if new business is generated through the privatization of certain markets currently serviced by municipalities. The Company computed the fair value of the contingent consideration using a probability-weighted discounted cash flow methodology, which resulted in an obligation recognized at the purchase date totaling $602. As of September 30, 2012, the obligation recognized at the purchase date has not materially changed. Any changes in the fair value of the contingent consideration subsequent to the acquisition date will be charged or credited to expense until the contingency is settled.

In addition to the acquisition of SKB and Alaska Waste, the Company acquired five individually immaterial non-hazardous solid waste collection, transfer and disposal businesses during the nine months ended September 30, 2012.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

In August 2011, the Company’s subsidiary, Capital Region Landfills, Inc. (“CRL”), entered into an agreement with the Town of Colonie, a municipal corporation of the state of New York, to operate a municipal solid waste disposal facility (the “Colonie Landfill”) for an initial term of 25 years. The agreement became effective on September 19, 2011. As consideration for operating equipment and the right to operate the Colonie Landfill, CRL remitted an initial payment of $23,860. CRL is also required to remit up to $55,470 of additional consideration over the term of the agreement, comprised of $11,500 payable over a five-year period ending September 2016 and up to $43,970 payable over the term of the agreement if certain expansion criteria are met and certain annual tonnage targets are exceeded as specified in the operating agreement. CRL computed the present value of the additional consideration using a probability-weighted discounted cash flow methodology, resulting in a total obligation recognized at the effective date of $32,928, which consisted of $10,656 recorded as Notes issued to sellers and $22,272 recorded as contingent consideration in Long-term contingent consideration. CRL is also responsible for all final capping, closure and post-closure liabilities and estimates the total obligation in current dollars to be $21,287, the net present value of which is $1,429. This obligation was recorded in Other long-term liabilities. As of September 30, 2012, the obligation for contingent consideration recognized at the purchase date increased $1,110 due to the accretion of interest on the liability. Any changes in the fair value of the contingent consideration subsequent to the acquisition date will be charged or credited to income until the contingency is settled.

In addition to the County Waste acquisition and Colonie Landfill transaction, the Company acquired seven individually immaterial non-hazardous solid waste collection businesses during the nine months ended September 30, 2011.

The acquisitions completed during the nine months ended September 30, 2012 and 2011, were not material to the Company’s results of operations, either individually or in the aggregate. As a result, pro forma financial information has not been provided. The results of operations of the acquired businesses have been included in the Company’s condensed consolidated financial statements from their respective acquisition dates. The Company expects these acquired businesses to contribute towards the achievement of the Company’s strategy to expand through acquisitions.

On September 16, 2012, the Company entered into a Purchase and Sale Agreement to acquire the business of R360. The aggregate purchase price, subject to adjustment, is approximately $1,330,000 in cash. R360 provides non-hazardous oilfield waste treatment, recovery and disposal services in several of the most active natural resource producing areas in the United States, including the Permian, Bakken and Eagle Ford Basins. The acquisition of R360 remains subject to certain closing conditions. Closing is expected to occur in the fourth quarter of 2012.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

The following table summarizes the consideration transferred to acquire these businesses and the amounts of identified assets acquired, liabilities assumed and noncontrolling interests associated with businesses acquired at the acquisition date for acquisitions consummated in the nine months ended September 30, 2012 and 2011:

	2012 Acquisitions	2011 Acquisitions
Fair value of consideration transferred:
Cash	$223,256	$247,862
Debt assumed*	12,986	84,737
Notes issued to sellers	—	10,656
Contingent consideration	21,314	22,272

	257,556	365,527

Recognized amounts of identifiable assets acquired, liabilities assumed and noncontrolling interests associated with businesses acquired:
Accounts receivable	10,565	9,412
Other current assets	1,362	1,056
Restricted assets	6,725	—
Property and equipment	123,469	112,088
Long-term franchise agreements and contracts	6,059	3,269
Customer lists	21,468	33,978
Indefinite-lived intangibles	35,345	42,283
Other intangibles	2,296	10,367
Accounts payable	(3,303)	(6,183)
Accrued liabilities	(5,362)	(1,206)
Noncontrolling interests	—	(251)
Deferred revenue	(4,916)	(6,186)
Deferred taxes	—	(11,466)
Other long-term liabilities	(3,123)	(1,429)

Total identifiable net assets	190,585	185,732

Goodwill	$66,971	$179,795

*	Debt assumed was paid at close of acquisition.

The goodwill is attributable to the synergies and ancillary growth opportunities expected to arise after the Company’s acquisition of these businesses. Goodwill acquired during the nine months ended September 30, 2012 and 2011, totaling $66,971 and $16,739, respectively, is expected to be deductible for tax purposes.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

The gross amount of trade receivables due under contracts acquired during the nine months ended September 30, 2012, is $10,708, of which $143 is expected to be uncollectible. The gross amount of trade receivables due under contracts acquired during the nine months ended September 30, 2011, is $10,019, of which $607 is expected to be uncollectible. The Company did not acquire any other class of receivable as a result of the acquisition of these businesses.

The Company paid $4,099 of contingent consideration during the nine months ended September 30, 2012, which represented the remaining payout related to the completion of earnings targets for certain acquisitions closed in 2011 and 2010.

During the nine months ended September 30, 2012 and 2011, the Company incurred $3,610 and $1,278, respectively, of acquisition-related costs. These expenses are included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Net Income.

8. INTANGIBLE ASSETS

Intangible assets, exclusive of goodwill, consisted of the following at September 30, 2012:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Long-term franchise agreements and contracts	$196,060	$(37,297)	$158,763
Customer lists	117,969	(39,352)	78,617
Non-competition agreements	9,374	(6,707)	2,667
Other	33,899	(4,152)	29,747

	357,302	(87,508)	269,794
Nonamortized intangible assets:
Indefinite-lived intangible assets	226,547	—	226,547

Intangible assets, exclusive of goodwill	$583,849	$(87,508)	$496,341

The weighted-average amortization period of long-term franchise agreements and contracts acquired during the nine months ended September 30, 2012 was 6.9 years. The weighted-average amortization period of customer lists acquired during the nine months ended September 30, 2012 was 9.4 years. The weighted-average amortization period of other intangibles acquired during the nine months ended September 30, 2012 was 40.0 years.

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

Estimated future amortization expense for the next five years of amortizable intangible assets is as follows:

For the year ending December 31, 2012	$23,673
For the year ending December 31, 2013	$23,409
For the year ending December 31, 2014	$22,153
For the year ending December 31, 2015	$21,581
For the year ending December 31, 2016	$17,607

9. SEGMENT REPORTING

The Company’s revenues are derived from one industry segment, which includes the collection, transfer, recycling and disposal of non-hazardous solid waste. No single contract or customer accounted for more than 10% of the Company’s total revenues at the consolidated or reportable segment level during the periods presented.

The Company manages its operations through three geographic operating segments, which are also the Company’s reportable segments. Each operating segment is responsible for managing several vertically integrated operations, which are comprised of districts. For the nine month periods ended September 30, 2012 and 2011, the Company’s Western Region was comprised of operating locations in Alaska, California, Idaho, Montana, Nevada, Oregon, Washington and western Wyoming; the Company’s Central Region was comprised of operating locations in Arizona, Colorado, Kansas, Louisiana, Minnesota, Nebraska, New Mexico, Oklahoma, South Dakota, Texas, Utah and eastern Wyoming; and the Company’s Eastern Region was comprised of operating locations in Alabama, Illinois, Iowa, Kentucky, Massachusetts, Michigan, Mississippi, New York, North Carolina, South Carolina and Tennessee.

The Company’s Chief Operating Decision Maker (“CODM”) evaluates operating segment profitability and determines resource allocations based on operating income before depreciation, amortization, gain (loss) on disposal of assets and gain from litigation settlement. Operating income before depreciation, amortization, gain (loss) on disposal of assets and gain from litigation settlement is not a measure of operating income, operating performance or liquidity under GAAP and may not be comparable to similarly titled measures reported by other companies. The Company’s management uses operating income before depreciation, amortization, gain (loss) on disposal of assets and gain from litigation settlement in the evaluation of segment operating performance as it is a profit measure that is generally within the control of the operating segments. A reconciliation of operating income before depreciation, amortization, gain (loss) on disposal of assets and gain from litigation settlement to income before income tax provision is included at the end of this Note 9.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

Summarized financial information concerning the Company’s reportable segments for the three and nine months ended September 30, 2012 and 2011, is shown in the following tables:

Three Months Ended September 30, 2012	Gross Revenues	Intercompany Revenues(b)	Net Revenues	Operating Income Before Depreciation, Amortization, Gain (Loss) on Disposal of Assets and Gain From Litigation Settlement (c)
Western	$228,906	$(24,943)	$203,963	$61,119
Central	142,940	(14,007)	128,933	49,194
Eastern	112,753	(19,995)	92,758	26,113
Corporate(a)	—	—	—	(1,992)

	$484,599	$(58,945)	$425,654	$134,434

Three Months Ended September 30, 2011	Gross Revenues	Intercompany Revenues(b)	Net Revenues	Operating Income Before Depreciation, Amortization, Gain (Loss) on Disposal of Assets and Gain From Litigation Settlement (c)
Western	$223,156	$(25,896)	$197,260	$65,306
Central	126,389	(13,538)	112,851	40,174
Eastern	112,140	(18,289)	93,851	27,179
Corporate(a)	—	—	—	1,695

	$461,685	$(57,723)	$403,962	$134,354

Nine Months Ended September 30, 2012	Gross Revenues	Intercompany Revenues(b)	Net Revenues	Operating Income Before Depreciation, Amortization, Gain (Loss) on Disposal of Assets and Gain From Litigation Settlement (c)
Western	$660,679	$(74,513)	$586,166	$173,810
Central	393,433	(42,215)	351,218	128,699
Eastern	332,883	(57,452)	275,431	77,879
Corporate(a)	—	—	—	(9,823)

	$1,386,995	$(174,180)	$1,212,815	$370,565

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

Nine Months Ended September 30, 2011	Gross Revenues	Intercompany Revenues(b)	Net Revenues	Operating Income Before Depreciation, Amortization, Gain (Loss) on Disposal of Assets and Gain From Litigation Settlement (c)
Western	$633,784	$(74,407)	$559,377	$177,593
Central	362,351	(38,589)	323,762	115,261
Eastern	291,910	(49,435)	242,475	70,856
Corporate(a)	—	—	—	3,351

	$1,288,045	$(162,431)	$1,125,614	$367,061

(a)	Corporate functions include accounting, legal, tax, treasury, information technology, risk management, human resources, training and other administrative functions. Amounts reflected are net of allocations to the three geographic operating segments.
(b)	Intercompany revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.
(c)	For those items included in the determination of operating income before depreciation, amortization, gain (loss) on disposal of assets and gain from litigation settlement, the accounting policies of the segments are the same as those described in the Company’s most recent Annual Report on Form 10-K.

Total assets for each of the Company’s reportable segments at September 30, 2012 and December 31, 2011, were as follows:

	September 30, 2012	December 31, 2011
Western	$1,505,949	$1,370,098
Central	1,167,727	1,040,962
Eastern	829,757	841,251
Corporate	170,394	75,694

Total Assets	$3,673,827	$3,328,005

The following tables show changes in goodwill during the nine months ended September 30, 2012 and 2011, by reportable segment:

	Western	Central	Eastern	Total
Balance as of December 31, 2011	$313,038	$424,223	$379,627	$1,116,888
Goodwill acquired	60,043	6,690	238	66,971
Goodwill divested	—	(496)	—	(496)

Balance as of September 30, 2012	$373,081	$430,417	$379,865	$1,183,363

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

	Western	Central	Eastern	Total
Balance as of December 31, 2010	$313,038	$305,774	$309,040	$927,852
Goodwill transferred	—	111,806	(111,806)	—
Goodwill acquired	—	6,638	173,157	179,795

Balance as of September 30, 2011	$313,038	$424,218	$370,391	$1,107,647

The Company has no accumulated impairment losses associated with goodwill.

A reconciliation of the Company’s primary measure of segment profitability (operating income before depreciation, amortization, gain (loss) on disposal of assets and gain from litigation settlement for reportable segments) to Income before income tax provision in the Condensed Consolidated Statements of Net Income is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Operating income before depreciation, amortization, gain (loss) on disposal of assets and gain from litigation settlement	$134,434	$134,354	$370,565	$367,061
Depreciation	(42,313)	(38,868)	(119,331)	(108,843)
Amortization of intangibles	(6,267)	(5,138)	(18,115)	(14,788)
Loss on disposal of assets	(244)	(1,034)	(715)	(742)
Gain from litigation settlement	3,537	—	3,537	—
Interest expense	(11,949)	(12,029)	(36,063)	(31,948)
Interest income	333	132	630	408
Other income (expense), net	492	(899)	1,033	(750)

Income before income tax provision	$78,023	$76,518	$201,541	$210,398

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

The following table shows, for the periods indicated, the Company’s total reported revenues by service line and with intercompany eliminations:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Collection	$304,166	$282,176	$880,920	$796,783
Disposal and transfer	148,117	138,680	406,034	381,961
Intermodal, recycling and other	32,316	40,829	100,041	109,301

	484,599	461,685	1,386,995	1,288,045
Less: intercompany elimination	(58,945)	(57,723)	(174,180)	(162,431)

Total revenues	$425,654	$403,962	$1,212,815	$1,125,614

10. DERIVATIVE FINANCIAL INSTRUMENTS

The Company recognizes all derivatives on the balance sheet at fair value. All of the Company’s derivatives have been designated as cash flow hedges; therefore, the effective portion of the changes in the fair value of derivatives will be recognized in accumulated other comprehensive loss (“AOCL”) until the hedged item is recognized in earnings. The ineffective portion of the changes in the fair value of derivatives will be immediately recognized in earnings. The Company classifies cash inflows and outflows from derivatives within operating activities in the Condensed Consolidated Statements of Cash Flows.

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

At September 30, 2012, the Company’s derivative instruments included three interest rate swap agreements as follows:

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

At September 30, 2012, the Company’s derivative instruments included two fuel hedge agreements as follows:

Date Entered	Notional Amount (in gallons per month)	Diesel Rate Paid Fixed (per gallon)	Diesel Rate Received Variable		Effective Date	Expiration Date
December 2008	400,000	$3.03	DOE Diesel Fuel Index	*	January 2012	December 2012
June 2012	300,000	$3.60	DOE Diesel Fuel Index	*	January 2014	December 2015

*	If the national U.S. on-highway average price for a gallon of diesel fuel (“average price”), as published by the Department of Energy (“DOE”), exceeds the contract price per gallon, the Company receives the difference between the average price and the contract price (multiplied by the notional number of gallons) from the counterparty. If the average price is less than the contract price per gallon, the Company pays the difference to the counterparty.

The fair values of derivative instruments designated as cash flow hedges as of September 30, 2012, are as follows:

Derivatives Designated as Cash Flow Hedges	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps			Accrued liabilities(a)	$(5,397)
			Other long-term liabilities	(7,044)
Fuel hedges	Prepaid expenses and other current assets(b)	$1,182
	Other assets	1,452

Total derivatives designated as cash flow hedges		$2,634		$(12,441)

(a)	Represents the estimated amount of the existing unrealized losses on interest rate swaps as of September 30, 2012 (based on the interest rate yield curve at that date), included in accumulated other comprehensive loss expected to be reclassified into pre-tax earnings within the next 12 months. The actual amounts reclassified into earnings are dependent on future movements in interest rates.
(b)	Represents the estimated amount of the existing unrealized gains on fuel hedges as of September 30, 2012 (based on the forward DOE diesel fuel index curve at that date), included in accumulated other comprehensive loss expected to be reclassified into pre-tax earnings within the next 12 months. The actual amounts reclassified into earnings are dependent on future movements in diesel fuel prices.

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

The following table summarizes the impact of the Company’s cash flow hedges on the results of operations, comprehensive income and AOCL as of and for the three and nine months ended September 30, 2012 and 2011:

Derivatives Designated as Cash Flow Hedges	Amount of Gain or (Loss) Recognized as AOCL on Derivatives, Net of Tax (Effective Portion)(a)		Statement of Income Classification	Amount of (Gain) or Loss Reclassified from AOCL into Earnings, Net of Tax (Effective Portion) (b),(c)
	Three Months Ended September 30,			Three Months Ended September 30,
	2012	2011		2012	2011

Interest rate swaps	$(1,497)	$(1,290)	Interest expense	$855	$735
Fuel hedges	1,105	(646)	Cost of operations	(678)	(683)

Total	$(392)	$(1,936)		$177	$52

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

Derivatives Designated as Cash Flow Hedges	Amount of Gain or (Loss) Recognized in AOCL on Derivatives, Net of Tax (Effective Portion)(a)		Statement of Income Classification	Amount of (Gain) or Loss Reclassified from AOCL into Earnings, Net of Tax (Effective Portion) (b),(c)
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2012	2011		2012	2011
Interest rate swaps	$(4,469)	$(2,904)	Interest expense	$2,409	$2,877
Fuel hedges	1,522	1,787	Cost of operations	(2,062)	(1,977)

Total	$(2,947)	$(1,117)		$347	$900

(a)	In accordance with the derivatives and hedging guidance, the effective portions of the changes in fair values of interest rate swaps and fuel hedges have been recorded in equity as a component of AOCL. As the critical terms of the interest rate swaps match the underlying debt being hedged, no ineffectiveness is recognized on these swaps and, therefore, all unrealized changes in fair value are recorded in AOCL. Because changes in the actual price of diesel fuel and changes in the DOE index price do not offset exactly each reporting period, the Company assesses whether the fuel hedges are highly effective using the cumulative dollar offset approach.
(b)	Amounts reclassified from AOCL into earnings related to realized gains and losses on interest rate swaps are recognized when interest payments or receipts occur related to the swap contracts, which correspond to when interest payments are made on the Company’s hedged debt.
(c)	Amounts reclassified from AOCL into earnings related to realized gains and losses on fuel hedges are recognized when settlement payments or receipts occur related to the hedge contracts, which correspond to when the underlying fuel is consumed.

The Company measures and records ineffectiveness on the fuel hedges in Cost of operations in the Condensed Consolidated Statements of Net Income on a monthly basis based on the difference between the DOE index price and the actual price of diesel fuel purchased, multiplied by the notional number of gallons on the contracts. There was no significant ineffectiveness recognized on the fuel hedges during the three and nine months ended September 30, 2012 and 2011.

See Note 13 for further discussion on the impact of the Company’s hedge accounting to its consolidated Comprehensive income and AOCL.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

11. NET INCOME PER SHARE INFORMATION

The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income per common share attributable to the Company’s common stockholders for the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Numerator:
Net income attributable to Waste Connections for basic and diluted earnings per share	$49,385	$46,329	$123,104	$127,281

Denominator:
Basic shares outstanding	123,031,259	112,327,410	120,571,106	113,130,314
Dilutive effect of stock options and warrants	303,293	407,555	319,457	445,117
Dilutive effect of restricted stock units	331,037	457,919	308,338	403,734

Diluted shares outstanding	123,665,589	113,192,884	121,198,901	113,979,165

For the three months ended September 30, 2012, stock options and warrants to purchase 78,545 shares of common stock were excluded from the computation of diluted earnings per share as they were anti-dilutive. For the three months ended September 30, 2011, all outstanding stock options and warrants were dilutive and included in the computation of diluted earnings per share. For the nine months ended September 30, 2012 and 2011, stock options and warrants to purchase 72,324 and 1,312 shares of common stock, respectively, were excluded from the computation of diluted earnings per share as they were anti-dilutive.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments and restricted assets. The Company’s derivative instruments are pay-fixed, receive-variable interest rate swaps and pay-fixed, receive-variable diesel fuel hedges. The Company’s interest rate swaps are recorded at their estimated fair values based on quotes received from financial institutions that trade these contracts. The Company verifies the reasonableness of these quotes using similar quotes from another financial institution as of each date for which financial statements are prepared. The Company uses a discounted cash flow (“DCF”) model to determine the estimated fair values of the diesel fuel hedges. The assumptions used in preparing the DCF model include: (i) estimates for the forward DOE index curve; and (ii) the discount rate based on risk-free interest rates over the term of the agreements. The DOE index curve used in the DCF model was obtained from financial institutions that trade these contracts and ranged from $3.75 to $4.12 at September 30, 2012. The weighted average DOE index curve used in the DCF model was $3.86 at September 30, 2012. Significant increases (decreases) in the forward DOE index curve would result in a significantly higher (lower) fair value measurement. For the Company’s interest rate swaps and fuel hedges, the Company also considers the Company’s creditworthiness in its determination of the fair value measurement of these instruments in a net liability position and the banks’ creditworthiness in its determination of the fair value measurement of these instruments in a net asset position. The Company’s restricted assets are valued at quoted market prices in active markets for identical assets, which the Company receives from the financial institutions that hold such investments on its behalf. The Company’s restricted assets measured at fair value are invested primarily in U.S. government and agency securities.

The Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011, were as follows:

	Fair Value Measurement at September 30, 2012 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap derivative instruments – net liability position	$(12,441)	$—	$(12,441)	$—
Fuel hedge derivative instruments – net asset position	$2,634	$—	$—	$2,634
Restricted assets	$31,599	$31,599	$—	$—

	Fair Value Measurement at December 31, 2011 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap derivative instruments – net liability position	$(9,118)	$—	$(9,118)	$—
Fuel hedge derivative instruments – net asset position	$3,506	$—	$—	$3,506
Restricted assets	$30,728	$30,728	$—	$—

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

The following table summarizes the change in the fair value for Level 3 derivatives for the nine months ended September 30, 2012:

Level 3 Derivatives
Balance as of December 31, 2011	$3,506
Realized gains included in earnings	(3,327)
Unrealized gains included in AOCL	2,455

Balance as of September 30, 2012	$2,634

The following table summarizes the change in the fair value for Level 3 derivatives for the nine months ended September 30, 2011:

Level 3 Derivatives
Balance as of December 31, 2010	$4,730
Realized gains included in earnings	(3,189)
Unrealized gains included in AOCL	2,882

Balance as of September 30, 2011	$4,423

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

13. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes changes in the fair value of interest rate swaps and fuel hedges that qualify for hedge accounting. The components of other comprehensive income (loss) and related tax effects for the three and nine month periods ended September 30, 2012 and 2011, are as follows:

	Three months ended September 30, 2012
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$1,380	$(525)	$855
Fuel hedge amounts reclassified into cost of operations	(1,093)	415	(678)
Changes in fair value of interest rate swaps	(2,415)	918	(1,497)
Changes in fair value of fuel hedges	1,782	(677)	1,105

	$(346)	$131	$(215)

	Three months ended September 30, 2011
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$1,186	$(451)	$735
Fuel hedge amounts reclassified into cost of operations	(1,101)	418	(683)
Changes in fair value of interest rate swaps	(2,081)	791	(1,290)
Changes in fair value of fuel hedges	(1,042)	396	(646)

	$(3,038)	$1,154	$(1,884)

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

	Nine months ended September 30, 2012
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$3,886	$(1,477)	$2,409
Fuel hedge amounts reclassified into cost of operations	(3,327)	1,265	(2,062)
Changes in fair value of interest rate swaps	(7,208)	2,739	(4,469)
Changes in fair value of fuel hedges	2,455	(933)	1,522

	$(4,194)	$1,594	$(2,600)

	Nine months ended September 30, 2011
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$4,641	$(1,764)	$2,877
Fuel hedge amounts reclassified into cost of operations	(3,189)	1,212	(1,977)
Changes in fair value of interest rate swaps	(4,684)	1,780	(2,904)
Changes in fair value of fuel hedges	2,882	(1,095)	1,787

	$(350)	$133	$(217)

A rollforward of the amounts included in AOCL, net of taxes, is as follows:

	Fuel Hedges	Interest Rate Swaps	Accumulated Other Comprehensive Loss
Balance at December 31, 2011	$2,172	$(5,652)	$(3,480)
Amounts reclassified into earnings	(2,062)	2,409	347
Changes in fair value	1,522	(4,469)	(2,947)

Balance at September 30, 2012	$1,632	$(7,712)	$(6,080)

See Note 10 for further discussion on the Company’s derivative instruments.

14. STOCKHOLDERS' EQUITY

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

Stock-Based Compensation

A summary of activity related to restricted stock units under the Third Amended and Restated 2004 Equity Incentive Plan during the nine month period ended September 30, 2012, is presented below:

Unvested Shares
Outstanding at December 31, 2011	1,393,009
Granted	624,566
Forfeited	(41,576)
Vested and Issued	(588,910)
Vested and Unissued	(71,744)

Outstanding at September 30, 2012	1,315,345

The weighted average grant-date fair value per share for the shares of common stock underlying the restricted stock units granted during the nine month period ended September 30, 2012 was $31.50. During the nine months ended September 30, 2012 and 2011, the Company’s stock-based compensation expense from restricted stock units was $13,435 and $8,873, respectively.

Share Repurchase Program

The Company’s Board of Directors has authorized a common stock repurchase program for the repurchase of up to $1,200,000 of common stock through December 31, 2014. Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. The timing and amounts of any repurchases will depend on many factors, including the Company’s capital structure, the market price of the common stock and overall market conditions. During the nine months ended September 30, 2012 and 2011, the Company repurchased 619,447 and 2,823,235 shares, respectively, of its common stock under this program at a cost of $18,597 and $85,068, respectively. As of September 30, 2012, the remaining maximum dollar value of shares available for repurchase under the program was approximately $415,960. The Company’s policy related to repurchases of its common stock is to charge any excess of cost over par value entirely to additional paid-in capital.

Cash Dividend

In October 2010, the Company’s Board of Directors declared the initiation of a quarterly cash dividend of $0.075 per share. In October 2011, the Company announced that its Board of Directors increased its regular quarterly cash dividend by $0.015, from $0.075 to $0.09 per share. Cash dividends of $32,182 and $25,497 were paid during the nine months ended September 30, 2012 and 2011, respectively.

15. CORPORATE OFFICE RELOCATION

In December 2011, the Company commenced a relocation of its corporate headquarters from Folsom, California to The Woodlands, Texas. The relocation is expected to be completed in 2012. In connection with the relocation, the Company has incurred in aggregate $6,491 and $83 as of September 30, 2012 and December 31, 2011, respectively, related to personnel and office relocation expenses, and expects to incur an estimated additional $2,500 of related costs during the remaining three months of 2012. These costs are recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Net Income. In addition, the Company may incur a loss on lease in 2012 or 2013, which is dependent on the cessation of use of its former corporate headquarters in Folsom, California. The Company estimates the loss on lease could range between $8,000 and $10,000.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

16. GAIN FROM LITIGATION SETTLEMENT

In November 2010, the Company’s subsidiary, Potrero Hills Landfill, Inc. (“PHLF”), which owns and operates the Potrero Hills Landfill in Solano County, California, initiated contractual arbitration proceedings with Judicial Arbitration and Mediation Services, Inc. in San Francisco against The Ratto Group of Companies, Inc. (“Ratto”) alleging Ratto’s breach of the parties’ Solid Waste Disposal Agreement.

The case was arbitrated in February and March 2012 before the Honorable Fern Smith (ret.). On August 13, 2012, Judge Smith issued her Final Award finding that Ratto had breached the Solid Waste Disposal Agreement by failing to include PHLF in its 2010 bid to Sonoma County and awarding PHLF lost profits, attorney’s fees and costs. Pursuant to this Final Award, on September 13, 2012, Ratto remitted to PHLF $3,537, which was recorded as Gain from litigation settlement.

17. COMMITMENTS AND CONTINGENCIES

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

In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business. Except as noted in the matters described below, as of September 30, 2012, there is no current proceeding or litigation involving the Company or its property that the Company believes could have a material adverse impact on its business, financial condition, results of operations or cash flows.

Chaparral, New Mexico Landfill Permit Litigation

The Company’s subsidiary, High Desert Solid Waste Facility, Inc. (formerly known as Rhino Solid Waste, Inc.) (“HDSWF”), owns undeveloped property in Chaparral, New Mexico, for which it sought a permit to operate a municipal solid waste landfill. After a public hearing, the New Mexico Environment Department (the “Department”) approved the permit for the facility on January 30, 2002. Colonias Development Council (“CDC”), a nonprofit organization, opposed the permit at the public hearing and appealed the Department’s decision to the courts of New Mexico, primarily on the grounds that the Department failed to consider the social impact of the landfill on the community of Chaparral, and failed to consider regional planning issues. On July 18, 2005, in Colonias Dev. Council v. Rhino Envtl. Servs., Inc. (In re Rhino Envtl. Servs.), 2005 NMSC 24, 117 P.3d 939, the New Mexico Supreme Court remanded the matter back to the Department to conduct a limited public hearing on certain evidence that CDC claimed was wrongfully excluded from consideration by the hearing officer, and to allow the Department to reconsider the evidence already proffered concerning the impact of the landfill on the surrounding community’s quality of life. In July 2007, the Department, CDC, the Company and Otero County signed a stipulation requesting a postponement of the limited public hearing to allow the Company time to explore a possible relocation of the landfill to a new site. Since 2007, the Department has issued several orders postponing the limited public hearing, and on October 17, 2012, it granted a request by the parties to hold the limited public hearing in abeyance until further notice.

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

At September 30, 2012, the Company had $11,778 of capitalized expenditures related to this landfill development project. Depending on the outcome of the market conditions and regulatory factors described above, the Company may decide in mid to late 2014 to abandon the project and expense the $11,778 of capitalized expenditures, less the recoverable value of the undeveloped properties and other amounts recovered, which would likely have a material adverse effect on the Company’s results of operations for that period. Alternatively, if the outcome of the market conditions and regulatory factors described above is such that the Company believes the market for disposal of solid waste generated in the City of El Paso will remain competitive, HDSWF may decide in mid to late 2014 to resume its permitting process for the new site. Under those circumstances, if the Department ultimately denies the landfill permit application for the new site, HDSWF intends to actively resume its efforts to enforce the previously issued landfill permit for the original site in Chaparral. If the Company is ultimately issued a permit to operate the landfill at the new site purchased in July 2009, the Company will be required to expense in a future period $10,324 of capitalized expenditures related to the original Chaparral property, less the recoverable value of that undeveloped property and other amounts recovered, which would likely have a material adverse effect on the Company’s results of operations for that period. If the Company instead is ultimately issued a permit to operate the landfill at the original Chaparral property, the Company will be required to expense in a future period $1,454 of capitalized expenditures related to the new site purchased in July 2009, less the recoverable value of that undeveloped property and other amounts recovered. If the Company is not ultimately issued a permit to operate the landfill at either one of the two sites, the Company will be required to expense in a future period the $11,778 of capitalized expenditures, less the recoverable value of the undeveloped properties and other amounts recovered, which would likely have a material adverse effect on the Company’s results of operations for that period.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

On June 12, 2012, the Honorable Larry D. Hendricks, District Judge, entered a Memorandum Decision and Order denying the petitioners’ demand for revocation of the permit, and affirming KDHE’s decision that the issuance of the permit met all applicable regulatory requirements. By its terms, the Memorandum Decision and Order is the District Court’s final entry of judgment. However, on July l1, 2012, the attorney representing the plaintiffs filed a notice of appeal to the Kansas Court of Appeals. The plaintiffs filed a timely appeal and their appellate brief is due to be filed on or before October 24, 2012. The Company believes that it will prevail in this matter, and the Company will continue to have the right to operate the landfill during the pendency of the appeal. Only in the event that a final, materially adverse determination with respect to the permit is received would there likely be a material adverse effect on the Company’s reported results of operations in the future. If as a result of this litigation, after exhausting all appeals, the Company was unable to continue to operate the landfill, the Company estimates that it would be required to record a pre-tax impairment charge of approximately $17,700 to reduce the carrying value of the landfill to its estimated fair value. In addition, the Company estimates the current annual impact to its pre-tax earnings that would result if it was unable to continue to operate the landfill would be approximately $4,600 per year.

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

As part of the final judgments, the Solano County Superior Court retained jurisdiction over any motions for attorneys’ fees under California's Private Attorney General statute. Petitioners NCRA, SPRAWLDEF and Sierra Club each filed a bill of costs and a motion for attorney fees totaling $771. The Company vigorously opposed the award of attorney fees. The motions were heard in March 2011. On May 31, 2011, the court issued a final order awarding petitioners $452 in attorneys’ fees, $411 of which relates to the SPRAWLDEF and Sierra Club cases in which the Company or PHLF is a named party. The court allocated 50% of the fee amount to PHLF, none of which the Company recorded as a liability at September 30, 2012. The Company and Solano County appealed this attorneys’ fees order in July 2011. The Court of Appeal has not yet issued a briefing schedule. Once this procedural step is completed, the Company will request a stay of this appeal until the merits of the underlying Measure E cases have been finally determined. If the Company prevails on the appeals of the three underlying cases, then none of the Petitioners would be entitled to attorneys’ fees and costs. If the Company is unsuccessful on these appeals and its future appeals of the attorneys’ fees judgment, PHLF and the County would each ultimately be severally liable for $206 in attorneys’ fees for the SPRAWLDEF and Sierra Club cases. However, in all three cases, the Company may reimburse the County for any such attorneys’ fees under the indemnification provision in PHLF’s use permit.

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

On September 25, 2012, Governor Jerry Brown signed into law Assembly Bill 845 (“AB 845”), an act of the California Legislature, effective January 1, 2013. AB 845 expressly prohibits counties from restricting or limiting the importation of solid waste into a privately owned facility in a county based on the waste’s place of origin. Because the Company believes that neither the Court of Appeal nor the trial court can grant Petitioners any relief in light of AB 845, it filed a motion with the Court of Appeal on September 27, 2012. The motion seeks to dismiss the cross appeals and reverse and remand the portions of the judgments rendered in Petitioners’ favor regarding enforcement and implementation of Measure E by Solano County, including Petitioners’ recovery of costs, for mootness in light of AB 845, with instructions to the trial court to dismiss the underlying writ petitions with prejudice.

At this point, the Company is not able to determine the likelihood of any outcome in this matter. If the court grants the Company’s motion to dismiss the appeals, the judgments requiring Solano County to enforce Measure E and for the Company to pay attorney’s fees related to the Measure E litigation will be dismissed as moot. However, in the event that after all appeals are exhausted the Superior Court’s writ of mandamus enforcing Measure E as rewritten is upheld, the Company estimates that the current annual impact to its pre-tax earnings resulting from the restriction on imports into Solano County would be approximately $5,000 per year. The Company’s estimate could be impacted by various factors, including the County’s allocation of the 95,000 tons per year import restriction among PHLF and the other disposal and composting facilities in Solano County. In addition, if the final rulings on Measure E do not limit the importation of waste into Solano County from other states, the Company could potentially offset a portion of the estimated reduction to its pre-tax earnings by internalizing waste for disposal at PHLF from other states in which the Company operates, or by accepting waste volumes from third party haulers operating outside of California.

In response to the pending three state court actions to enforce Measure E described above, the Company, PHLF and other waste hauling companies in California, Oregon and Nevada that are damaged by Measure E and would be further damaged if Measure E was enforced, filed a federal lawsuit to enjoin Measure E and have it declared unconstitutional. On September 8, 2009, the coalition brought suit in the United States District Court for the Eastern District of California in Sacramento challenging Measure E under the Commerce Clause of the United States Constitution, captioned Potrero Hills Landfill, Inc. et al. v. County of Solano. In response, SPRAWLDEF, Sierra Club and NCRA intervened in the federal case to defend Measure E and filed motions to dismiss the federal suit, or in the alternative, for the court to abstain from hearing the case in light of the pending state court Measure E actions. On December 23, 2009, the federal court abstained and declined to accept jurisdiction over the Company’s case, holding that Measure E raised unique state issues that should be resolved by the pending state court litigation, and granted the motions to dismiss. The Company appealed this ruling and on September 23, 2011, the Ninth Circuit Court of Appeals reversed the district court’s decision. On remand, the district court held a hearing on January 11, 2012 regarding the intervenors' alternative grounds for abstention or dismissal. The district court ruled on April 12, 2012, that it was dismissing the federal lawsuit, with leave granted to the Company and other plaintiffs to amend their complaint within 20 days to meet certain requirements set by the Court, including alleging additional facts regarding the enforcement of Measure E and its harm to the plaintiffs. After consideration of all the relevant factors, the Company and its co-plaintiffs notified the court that they would not file an amended complaint and final judgment was entered on May 29, 2012. On June 26, 2012, SPRAWLDEF filed a motion seeking attorney’s fees, claiming that the underlying action was meritless and that an unidentified civil right had been vindicated. The motion was fully briefed and at a hearing on August 22, 2012, the court denied SPRAWLDEF’s fee motion in its entirety.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

Individual members of SPRAWLDEF were also plaintiffs in a lawsuit filed in the Solano County Superior Court on October 13, 2005, captioned Protect the Marsh, et al. v. County of Solano, et al., challenging the EIR that Solano County certified in connection with its approval of the expansion of the Potrero Hills Landfill on September 13, 2005. A motion to discharge the Superior Court’s writ of mandate directing the County to vacate and set aside its certification of the EIR was heard in August 2009. On November 3, 2009, the Superior Court upheld the County’s certification of the EIR and the related permit approval actions. In response, the plaintiffs in Protect the Marsh filed a notice of appeal to the court’s order on December 31, 2009. On October 8, 2010, the California Court of Appeal dismissed Plaintiffs' appeal for lack of standing. SPRAWLDEF subsequently filed a petition for review of this decision with the California Supreme Court. On December 21, 2010, the Supreme Court denied the petition, concluding this litigation in favor of the County and the Company.

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

On December 17, 2010, SPRAWLDEF and one its members filed a petition for writ of mandate in San Francisco Superior Court seeking to overturn the October 2010 approval of the marsh development permit issued by the San Francisco Bay Conservation and Development Commission (“BCDC”) for PHLF’s landfill expansion, alleging that the approval is contrary to the Suisun Marsh Protection Act (the “Marsh Act”). Petitioners claim that BCDC abused its discretion by issuing the marsh development permit in contravention of the Marsh Act. The petition, captioned SPRAWLDEF v. San Francisco Bay Conservation and Development Commission, names BCDC as a respondent and the Company as the real party in interest. BCDC prepared the administrative record for its permit decision and the parties completed briefing on February 7, 2012. On its own motion, the San Francisco Superior Court stayed the action and, on April 5, 2012, transferred the case to Solano County Superior Court, citing that court’s experience in the related CEQA case and judicial economy. On June 5, 2012, Solano County Superior Court assigned the case to Judge Beeman, who held a hearing for oral argument on October 4, 2012, but has not yet issued a ruling. At this point the Company is not able to determine the likelihood of any outcome in this matter.

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

On February 7, 2012, the County issued a formal Notice of Termination to MDSI terminating all of its contracts effective November 1, 2012, or such earlier date as the County may specify to MDSI by at least 90 days’ prior written notice. The lawsuit followed on March 5, 2012. On March 26, 2012, MDSI filed a motion to transfer venue to a superior court in a neutral county. At the hearing on the motion on June 18, 2012, the Madera County Superior Court granted MDSI’s motion and ordered the case transferred to Fresno County Superior Court. MDSI received notice from the Fresno County Superior Court that the transfer was complete on October 4, 2012, and MDSI now has until October 29, 2012 to file its response to the County’s complaint.

At this point, the Company is not able to determine the likelihood of any outcome in this matter. The Company disputes Madera County’s right to terminate the MDSI contracts effective November 1, 2012, and although the Company intends to cease providing services under the contracts and vacate all County-owned premises consistent with the County’s demands, the Company also intends to file a cross-complaint for damages against the County for wrongful termination of the contracts. The Company estimates that the current annual impact to its pre-tax earnings resulting from the termination of MDSI’s contracts with Madera County will be approximately $2,300 per year, not including any monetary damages and interest the Court could order MDSI to pay the County.

18. SUBSEQUENT EVENT

On October 22, 2012, the Company announced that its Board of Directors increased its regular quarterly cash dividend by $0.01, from $0.09 to $0.10 per share, and then declared a regular quarterly cash dividend of $0.10 per share on the Company’s common stock. The dividend will be paid on November 19, 2012, to stockholders of record on the close of business on November 5, 2012.

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

We are an integrated solid waste services company that provides solid waste collection, transfer, disposal and recycling services in mostly exclusive and secondary markets in the U.S. We also provide intermodal services for the rail haul movement of cargo and solid waste containers in the Pacific Northwest through a network of intermodal facilities. We also own and operate a facility in Southwest Louisiana where we treat and dispose of non-hazardous waste that is generated in the exploration and production of oil and natural gas. We seek to avoid highly competitive, large urban markets and instead target markets where we can provide either solid waste services under exclusive arrangements, or markets where we can be integrated and attain high market share. In markets where waste collection services are provided under exclusive arrangements, or where waste disposal is municipally funded or available at multiple municipal sources, we believe that controlling the waste stream by providing collection services under exclusive arrangements is often more important to our growth and profitability than owning or operating landfills. As of September 30, 2012, we served more than two million residential, commercial and industrial customers from a network of operations in 30 states: Alabama, Alaska, Arizona, California, Colorado, Idaho, Illinois, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Michigan, Minnesota, Mississippi, Montana, Nebraska, Nevada, New Mexico, New York, North Carolina, Oklahoma, Oregon, South Carolina, South Dakota, Tennessee, Texas, Utah, Washington and Wyoming. As of that date, we owned or operated a network of 149 solid waste collection operations, 62 transfer stations, seven intermodal facilities, 39 recycling operations, 46 municipal solid waste landfills, four construction and demolition landfills and one exploration and production waste treatment and disposal facility.

On September 16, 2012, we entered into a Purchase and Sale Agreement to acquire the business of R360 Environmental Solutions, Inc. (“R360”). The aggregate purchase price, subject to adjustment, is approximately $1.33 billion in cash. R360 provides non-hazardous oilfield waste treatment, recovery and disposal services in several of the most active natural resource producing areas in the United States, including the Permian, Bakken and Eagle Ford Basins. The acquisition of R360 remains subject to certain closing conditions. Closing is expected to occur in the fourth quarter of 2012.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

The following table sets forth items in our condensed consolidated statements of net income as a percentage of revenues for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of operations	57.1	56.6	57.6	56.6
Selling, general and administrative	11.3	10.2	11.8	10.7
Depreciation	9.9	9.6	9.8	9.7
Amortization of intangibles	1.5	1.3	1.5	1.3
Loss on disposal of assets	0.1	0.2	0.1	0.1
Gain from litigation settlement	(0.8)	—	(0.3)	—

Operating income	20.9	22.1	19.5	21.6

Interest expense	(2.8)	(3.0)	(3.0)	(2.8)
Interest income	0.1	—	—	—
Other income (expense), net	0.1	(0.2)	0.1	(0.1)
Income tax provision	(6.6)	(7.4)	(6.4)	(7.3)
Net income attributable to noncontrolling interests	(0.1)	—	—	(0.1)

Net income attributable to Waste Connections	11.6%	11.5%	10.2%	11.3%

Revenues. Total revenues increased $21.7 million, or 5.4%, to $425.7 million for the three months ended September 30, 2012, from $404.0 million for the three months ended September 30, 2011. Total revenues increased $87.2 million, or 7.7%, to $1.213 billion for the nine months ended September 30, 2012, from $1.126 billion for the nine months ended September 30, 2011.

Acquisitions closed during, or subsequent to, the three months ended September 30, 2011, increased revenues by approximately $34.3 million in the three months ended September 30, 2012. Operations divested during, or subsequent to, the three months ended September 30, 2011, decreased revenues by approximately $1.5 million. Acquisitions closed during, or subsequent to, the nine months ended September 30, 2011, increased revenues by approximately $96.0 million in the nine months ended September 30, 2012. Operations divested during, or subsequent to, the nine months ended September 30, 2011, decreased revenues by approximately $6.3 million.

During the three months ended September 30, 2012, the net increase in prices charged to our customers from core price increases was $11.6 million. There was minimal impact on revenues from changes in fuel, materials and environmental surcharges. During the nine months ended September 30, 2012, the net increase in prices charged to our customers was $35.3 million, consisting of $34.1 million of core price increases and $1.2 million of fuel, materials and environmental surcharges.

Volume decreases in our existing business during the three and nine months ended September 30, 2012, decreased revenues by approximately $13.8 million and $22.3 million, respectively. The net decreases in volume were primarily attributable to decreases in landfill municipal solid waste volumes, due primarily to the decision to forego low-priced tonnage from one large hauler at one of our large landfills; lower landfill special waste volumes, due primarily to a decrease in large non-recurring projects; decreased commercial hauling revenue due primarily to service level declines with existing customers and a reduction in customer counts due to competition in our markets; and decreased roll off hauling activity due primarily to construction slowdowns affecting our markets, partially offset by increased exploration and production waste treatment and disposal activity due to increased drilling activity.

Decreased recyclable commodity prices during the three and nine months ended September 30, 2012, partially offset by increased recyclable commodity volumes collected, decreased revenues by $9.4 million and $15.9 million, respectively. The decrease in recyclable commodity prices was primarily due to decreased overseas demand for recyclable commodities.

Other revenues during the three and nine months ended September 30, 2012 increased by $0.5 million and $0.4 million, respectively. The increases were primarily due to an increase in cargo volume at our intermodal operations.

Cost of Operations. Total cost of operations increased $14.6 million, or 6.4%, to $243.2 million for the three months ended September 30, 2012, from $228.6 million for the three months ended September 30, 2011. The increase was primarily attributable to $17.6 million of additional operating costs associated with acquisitions closed during, or subsequent to, the three months ended September 30, 2011, and the following changes at operations owned in comparable periods in 2011 and 2012: an increase in employee benefit expenses of $1.1 million due to an increase in claims severity under our self-insured medical plan, an increase in third party trucking and transportation expenses of $0.9 million due to changes in the disposal internalization of collected waste volumes and increased trucking of purchased recyclable commodities, an increase in truck, container and equipment maintenance and repair expenses of $0.4 million, an increase in labor expenses of $0.3 million due to employee pay increases, an increase in leachate disposal costs of $0.3 million at certain landfills we own and an increase in rail transportation expenses of $0.3 million due to an increase in intermodal cargo volume, partially offset by a decrease in taxes on revenues of $2.7 million due primarily to lower landfill volumes, a decrease in disposal expense on collected volumes of $2.5 million due primarily to increased internalization of collected waste volumes in our New York markets and a decrease in diesel fuel expenses of $1.1 million resulting from the net impact of a decline in diesel fuel gallons consumed in our operations and higher market prices for fuel.

Total cost of operations increased $60.9 million, or 9.5%, to $698.4 million for the nine months ended September 30, 2012, from $637.5 million for the nine months ended September 30, 2011. The increase was primarily attributable to $47.2 million of additional operating costs associated with acquisitions closed during, or subsequent to, the nine months ended September 30, 2011, and the following changes at operations owned in comparable periods in 2011 and 2012: an increase in labor expenses of $4.4 million due to employee pay increases, an increase in truck, container and equipment maintenance and repair expenses of $4.0 million, an increase in third party trucking and transportation expenses of $2.7 million due to changes in the disposal internalization of collected waste volumes and increased special waste projects that require us to transport the volume to our disposal sites, an increase in disposal expenses on collected volumes of $2.4 million due to disposal rate increases and re-directing collected waste volumes to alternative third party disposal sites, an increase in leachate disposal costs of $1.8 million at certain landfills we own, an increase in auto and workers’ compensation expense under our high deductible insurance program of $1.4 million due to an increase in projected losses on open claims, an increase in equipment and real estate rental expense of $0.7 million, an increase in employee benefit expenses of $0.7 million due to an increase in claims severity under our self-insured medical plan, an increase in landfill monitoring and maintenance expenses of $0.6 million, an increase in diesel fuel expenses of $0.5 million resulting from the net impact of higher market prices for fuel and reduced fuel gallons consumed in our operations and $0.7 million of other net increases, partially offset by a decrease in taxes on revenues of $4.5 million due to lower landfill revenues at certain sites we own and an adjustment to a prior year tax liability, a decrease in the cost of recyclable commodities of $1.0 million due to declines in commodity values and a decrease in general liability and property insurance claims expense of $0.7 million under our high deductible insurance program due to adjustments to prior year claims.

Cost of operations as a percentage of revenues increased 0.5 percentage points to 57.1% for the three months ended September 30, 2012, from 56.6% for the three months ended September 30, 2011. The increase was comprised of a 0.5 percentage point increase from increased labor expenses, a 0.4 percentage point increase from increased benefits expenses, a 0.3 percentage point increase from increased third party trucking, a 0.3 percentage point increase from increased vehicle, container and equipment maintenance expenses and a 0.1 percentage point increase from increased rail transportation expenses, partially offset by a 0.5 percentage point decrease from decreased taxes on revenues, a 0.4 percentage point decrease from decreased disposal expense, a 0.1 percentage point decrease due to acquisitions closed during, or subsequent to, the three months ended September 30, 2011 having lower costs, as a percentage of revenue, relative to our company average and a 0.1 percentage point decrease from decreased fuel expense.

Cost of operations as a percentage of revenues increased 1.0 percentage points to 57.6% for the nine months ended September 30, 2012, from 56.6% for the nine months ended September 30, 2011. The increase was comprised of a 0.4 percentage point increase from increased vehicle, container and equipment maintenance expenses, a 0.3 percentage point increase from increased labor expenses, a 0.2 percentage point increase in disposal expenses, a 0.2 percentage point increase from increased leachate disposal expenses, a 0.2 percentage point increase from increased third party trucking expenses, a 0.1 percentage point increase in equipment and real estate rental expenses and a 0.1 percentage point increase from increased auto and workers’ compensation expenses, partially offset by a 0.4 percentage point decrease from decreased taxes on revenues and a 0.1 percentage point decrease in the cost of recyclable commodities.

SG&A. SG&A expenses increased $7.0 million, or 16.9%, to $48.0 million for the three months ended September 30, 2012, from $41.0 million for the three months ended September 30, 2011. The increase was primarily the result of $2.2 million of additional SG&A expenses from acquisitions closed during, or subsequent to, the three months ended September 30, 2011, and the following changes at operations owned in comparable periods in 2011 and 2012: $1.8 million of expenses associated with the relocation of our corporate headquarters from Folsom, California to The Woodlands, Texas, an increase in direct acquisition expenses of $1.3 million, an increase in deferred compensation expense resulting from deferred compensation liabilities to employees being increased as a result of increases in the market value of investments to which employee deferred compensation balances are tracked of $1.1 million, an increase in payroll and payroll-related expenses of $0.6 million related to pay increases, an increase in equity-based compensation expense associated with our annual grant of restricted stock units to our personnel of $0.3 million and $0.1 million of other net increases, partially offset by a decrease in expenses for uncollectible accounts receivable of $0.4 million.

SG&A expenses increased $22.8 million, or 18.9%, to $143.9 million for the nine months ended September 30, 2012, from $121.1 million for the nine months ended September 30, 2011. The increase was primarily the result of $6.3 million of additional SG&A expenses from acquisitions closed during, or subsequent to, the nine months ended September 30, 2011, and the following changes at operations owned in comparable periods in 2011 and 2012: $6.5 million of expenses associated with the relocation of our corporate headquarters from Folsom, California to The Woodlands, Texas, $3.6 million of equity-based compensation expense resulting from a grant of immediately vested restricted stock units to certain executive officers at the time the executives agreed to modifications to their employment contracts, an increase in payroll and payroll-related expenses of $2.4 million related to pay increases, an increase in direct acquisition expenses of $2.3 million, an increase in equity-based compensation expense associated with our annual grant of restricted stock units to our personnel of $1.0 million, an increase in deferred compensation expense resulting from deferred compensation liabilities to employees being increased as a result of increases in the market value of investments to which employee deferred compensation balances are tracked of $1.0 million, an increase in employee travel expenses of $0.5 million and $0.3 million of other net increases, partially offset by a decrease in cash incentive compensation expense of $1.1 million due to us not achieving certain budgeted financial targets, for which cash incentive compensation payments are based, during the nine months ended September 30, 2012.

SG&A expenses as a percentage of revenues increased 1.1 percentage points to 11.3% for the three months ended September 30, 2012, from 10.2% for the three months ended September 30, 2011. The increase as a percentage of revenues was attributable to a 0.5 percentage point increase from expenses associated with the relocation of our corporate headquarters to The Woodlands, Texas, a 0.3 percentage point increase from increased direct acquisition expenses, a 0.3 percentage point increase from increased deferred compensation expense, a 0.3 percentage point increase from increased labor expenses and a 0.1 percentage point increase in equity-based compensation expense, partially offset by a 0.3 percentage point decrease due to acquisitions closed during, or subsequent to, the three months ended September 30, 2011 having lower SG&A expenses as a percentage of revenue than our company average and a 0.1 percentage point decrease due to a reduction in expenses for uncollectible accounts receivable.

SG&A expenses as a percentage of revenues increased 1.1 percentage points to 11.8% for the nine months ended September 30, 2012, from 10.7% for the nine months ended September 30, 2011. The increase as a percentage of revenues was attributable to a 0.6 percentage point increase from expenses associated with the relocation of our corporate headquarters to The Woodlands, Texas, a 0.4 percentage point increase from higher equity-based compensation expense, a 0.2 percentage point increase from the increase in direct acquisition expenses, a 0.2 percentage point increase from increased payroll and payroll-related expenses, a 0.1 percentage point increase from increased travel expenses and a 0.1 percentage point increase from increased deferred compensation expense, partially offset by a 0.4 percentage point decrease due to acquisitions closed during, or subsequent to, the nine months ended September 30, 2011 having lower SG&A expenses as a percentage of revenue than our company average and a 0.1 percentage point decrease due to the decrease in cash incentive compensation expense.

Depreciation. Depreciation expense increased $3.4 million, or 8.9%, to $42.3 million for the three months ended September 30, 2012, from $38.9 million for the three months ended September 30, 2011. The increase was primarily attributable to $1.5 million of depreciation and $3.2 million of depletion associated with acquisitions closed during, or subsequent to, the three months ended September 30, 2011, and an increase in depreciation expense associated with additions to our fleet and equipment purchased to support our existing operations of $0.3 million, partially offset by a $1.6 million decrease in depletion at our existing operations due primarily to a decrease in municipal solid waste and special waste landfill volumes.

Depreciation expense increased $10.5 million, or 9.6%, to $119.3 million for the nine months ended September 30, 2012, from $108.8 million for the nine months ended September 30, 2011. The increase was primarily attributable to $5.4 million of depreciation and $5.1 million of depletion associated with acquisitions closed during, or subsequent to, the nine months ended September 30, 2011, and an increase in depreciation expense associated with additions to our fleet and equipment purchased to support our existing operations of $1.7 million, partially offset by a $1.7 million decrease in depletion at our existing operations due primarily to a decrease in municipal solid waste and special waste landfill volumes.

Depreciation expense as a percentage of revenues increased 0.3 percentage points to 9.9% for the three months ended September 30, 2012, from 9.6% for the three months ended September 30, 2011. The increase as a percentage of revenues was attributable to a 0.6 percentage point increase in depletion expense from landfills acquired during, or subsequent to, the three months ended September 30, 2011, which have a higher depletion rate per ton relative to our company average, partially offset by a 0.3 percentage point decrease in depletion expense at our existing operations.

Depreciation expense as a percentage of revenues increased 0.1 percentage points to 9.8% for the nine months ended September 30, 2012, from 9.7% for the nine months ended September 30, 2011. The increase as a percentage of revenues was attributable to a 0.3 percentage point increase in depletion expense from landfills acquired during, or subsequent to, the three months ended September 30, 2011, which have a higher depletion rate per ton relative to our company average, partially offset by a 0.2 percentage point decrease in depletion expense at our existing operations.

Amortization of Intangibles. Amortization of intangibles expense increased $1.2 million, or 22.0%, to $6.3 million for the three months ended September 30, 2012, from $5.1 million for the three months ended September 30, 2011, due primarily to the amortization of contracts and customer lists acquired during, or subsequent to, the three months ended September 30, 2011.

Amortization of intangibles expense increased $3.3 million, or 22.5%, to $18.1 million for the nine months ended September 30, 2012, from $14.8 million for the nine months ended September 30, 2011, due primarily to the amortization of contracts and customer lists acquired during, or subsequent to, the nine months ended September 30, 2011.

Amortization expense as a percentage of revenues increased 0.2 percentage points to 1.5% for the three months ended September 30, 2012, from 1.3% for the three months ended September 30, 2011. Amortization expense as a percentage of revenues increased 0.2 percentage points to 1.5% for the nine months ended September 30, 2012, from 1.3% for the nine months ended September 30, 2011. The increases in amortization expense as a percentage of revenues were due to the aforementioned amortization expense increases.

Gain from Litigation Settlement. Gain from litigation settlement of $3.5 million for the three and nine months ended September 30, 2012 consists of an award received from an arbitration we filed against a counter-party to a disposal agreement that breached that agreement.

Operating Income. Operating income decreased $0.2 million, or 0.2%, to $89.1 million for the three months ended September 30, 2012, from $89.3 million for the three months ended September 30, 2011. The decrease was primarily attributable to the $14.6 million increase in operating costs, $7.0 million increase in SG&A expense, $3.4 million increase in depreciation expense and $1.2 million increase in amortization of intangibles expense, partially offset by the $21.7 million increase in revenues, $0.8 million decrease in loss on disposal of assets and $3.5 million increase in gain from litigation settlement.

Operating income decreased $6.8 million, or 2.8%, to $235.9 million for the nine months ended September 30, 2012, from $242.7 million for the nine months ended September 30, 2011. The decrease was primarily attributable to the $60.9 million increase in operating costs, $22.8 million increase in SG&A expense, $10.5 million increase in depreciation expense and $3.3 million increase in amortization of intangibles expense, partially offset by the $87.2 million increase in revenues and $3.5 million increase in gain from litigation settlement.

Operating income as a percentage of revenues decreased 1.2 percentage points to 20.9% for the three months ended September 30, 2012, from 22.1% for the three months ended September 30, 2011. The decrease as a percentage of revenues was due to the previously described 0.5 percentage point increase in cost of operations, 1.1 percentage point increase in SG&A expense, 0.3 percentage point increase in depreciation expense and 0.2 percentage point increase in amortization expense, partially offset by the 0.8 percentage point increase in gain from litigation settlement and 0.1 percentage point increase for the decrease in loss on disposal of assets.

Operating income as a percentage of revenues decreased 2.1 percentage points to 19.5% for the nine months ended September 30, 2012, from 21.6% for the nine months ended September 30, 2011. The decrease as a percentage of revenues was due to the previously described 1.1 percentage point increase in SG&A expense, 1.0 percentage point increase in cost of operations, 0.2 percentage point increase in amortization expense and 0.1 percentage point increase in depreciation expense, partially offset by the 0.3 increase in gain from litigation settlement.

Interest Expense. Interest expense decreased $0.1 million, or 0.7%, to $11.9 million for the three months ended September 30, 2012, from $12.0 million for the three months ended September 30, 2011. The decrease was comprised of a $0.8 million reduction in the average outstanding balance on our credit facility, partially offset by a $0.4 million increase resulting from interest accretion expense recorded on long-term liabilities recorded at fair value associated with acquisitions closed during, or subsequent to, the three months ended September 30, 2011, a $0.2 million increase due to the commencement of a $150 million interest rate swap in April 2012 with a fixed rate of 0.80% and a $0.1 million increase in the amortization of debt issuance costs and increased commitment fees on the increased unused portion of our credit facility.

Interest expense increased $4.2 million, or 12.9%, to $36.1 million for the nine months ended September 30, 2012, from $31.9 million for the nine months ended September 30, 2011. The increase was comprised of a $2.5 million increase from the April 2011 issuance of our 2016 Notes, 2018 Notes and 2021 Notes, $1.1 million from an increase in the amortization of debt issuance costs and increased commitment fees on the increased unused portion of our credit facility, $1.0 million from an increase in the applicable margin above the base rate or Eurodollar rate under our new senior revolving credit facility that we entered into in July 2011, a $1.0 million increase resulting from interest accretion expense recorded on long-term liabilities recorded at fair value associated with acquisitions closed during, or subsequent to, the nine months ended September 30, 2011, and a $0.4 million increase due to the commencement of a $150 million interest rate swap in April 2012 with a fixed rate of 0.80%, partially offset by a $1.3 million decrease due to a reduction in the average outstanding balance on our credit facility, a $0.3 million decrease due to the expiration of a $50 million interest rate swap in June 2011 with a fixed rate of 4.29% and a $0.2 million decrease due to a reduction in the fixed interest rate paid on $175 million of interest rate swaps. In February 2011, three interest rate swaps with a combined notional amount of $175 million and a fixed interest rate of 4.37% expired and we commenced a new $175 million interest rate swap with a fixed interest rate of 2.85%.

Income Tax Provision. Income taxes decreased $1.5 million, or 5.1%, to $28.4 million for the three months ended September 30, 2012, from $29.9 million for the three months ended September 30, 2011 and decreased $4.4 million, or 5.4%, to $78.0 million for the nine months ended September 30, 2012, from $82.4 million for the nine months ended September 30, 2011, as a result of decreased pre-tax income.

Our effective tax rates for the three months ended September 30, 2012 and 2011, were 36.4% and 39.1%, respectively. Our effective tax rates for the nine months ended September 30, 2012 and 2011, were 38.7% and 39.2%, respectively.

Our reconciliation of the income tax provision to the 2011 federal and certain state tax returns, which were filed in the third quarter of 2012, decreased our tax expense by $1.8 million and reduced our effective tax rates by 2.3 percentage points for the three months ended September 30, 2012 and 0.9 percentage points for the nine months ended September 30, 2012.

Additionally, during the nine months ended September 30, 2012, income tax expense and our effective tax rate were increased by $1.1 million and 0.5 percentage points, respectively, due to $2.9 million of the $3.6 million equity-based compensation granted to certain executive officers, incurred at the time the executives agreed to modifications to their employment contracts, being non-deductible expenses.

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

	Three months ended September 30,				Nine months ended September 30,
	2012		2011		2012		2011
Collection	$304,166	62.8%	$282,176	61.1%	$880,920	63.5%	$796,783	61.9%
Disposal and transfer	148,117	30.5	138,680	30.0	406,034	29.3	381,961	29.6
Intermodal, recycling and other	32,316	6.7	40,829	8.9	100,041	7.2	109,301	8.5

	484,599	100.0%	461,685	100.0%	1,386,995	100.0%	1,288,045	100.0%

Less: intercompany elimination	(58,945)		(57,723)		(174,180)		(162,431)

Total revenue	$425,654		$403,962		$1,212,815		$1,125,614

Our Chief Operating Decision Maker evaluates performance and determines resource allocations based on several factors, of which the primary financial measure is operating income before depreciation, amortization, gain (loss) on disposal of assets and gain from litigation settlement. Operating income before depreciation, amortization, gain (loss) on disposal of assets and gain from litigation settlement is not a measure of operating income, operating performance or liquidity under GAAP and may not be comparable to similarly titled measures reported by other companies. Our management uses operating income before depreciation, amortization, gain (loss) on disposal of assets and gain from litigation settlement in the evaluation of segment operating performance as it is a profit measure that is generally within the control of the operating segments.

We manage our operations through three geographic operating segments, which are also our reportable segments. Each operating segment is responsible for managing several vertically integrated operations, which are comprised of districts. For the nine month periods ended September 30, 2012 and 2011, our Western Region was comprised of operating locations in Alaska, California, Idaho, Montana, Nevada, Oregon, Washington and western Wyoming; our Central Region was comprised of operating locations in Arizona, Colorado, Kansas, Louisiana, Minnesota, Nebraska, New Mexico, Oklahoma, South Dakota, Texas, Utah and eastern Wyoming; and our Eastern Region was comprised of operating locations in Alabama, Illinois, Iowa, Kentucky, Massachusetts, Michigan, Mississippi, New York, North Carolina, South Carolina and Tennessee.

Revenues, net of intercompany eliminations, for our reportable segments are shown in the following table for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Western	$203,963	$197,260	$586,166	$559,377
Central	128,933	112,851	351,218	323,762
Eastern	92,758	93,851	275,431	242,475

	$425,654	$403,962	$1,212,815	$1,125,614

Operating income before depreciation, amortization, gain (loss) on disposal of assets and gain from litigation settlement for our reportable segments is shown in the following table for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Western	$61,119	$65,306	$173,810	$177,593
Central	49,194	40,174	128,699	115,261
Eastern	26,113	27,179	77,879	70,856
Corporate(a)	(1,992)	1,695	(9,823)	3,351

	$134,434	$134,354	$370,565	$367,061

(a)	Corporate functions include accounting, legal, tax, treasury, information technology, risk management, human resources, training and other administrative functions. Amounts reflected are net of allocations to our three geographic operating segments.

A reconciliation of Operating income before depreciation, amortization, gain (loss) on disposal of assets and gain from litigation settlement to Income before income tax provision is included in Note 9 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Significant changes in revenue and operating income before depreciation, amortization, gain (loss) on disposal of assets and gain from litigation settlement for our reportable segments for the three and nine month periods ended September 30, 2012, compared to the three and nine month periods ended September 30, 2011, are discussed below:

Segment Revenue

Revenue in our Western segment increased $6.7 million, or 3.4%, to $204.0 million for the three months ended September 30, 2012, from $197.3 million for the three months ended September 30, 2011. The components of the increase consisted of revenue acquired from acquisitions closed during, or subsequent to, the three months ended September 30, 2011, of $18.7 million, net price increases of $4.5 million and intermodal revenue increases of $0.7 million, partially offset by decreases of $0.3 million from divested operations, volume decreases of $10.3 million, recyclable commodity sales decreases of $6.4 million and other revenue decreases of $0.2 million.

Revenue in our Western segment increased $26.8 million, or 4.8%, to $586.2 million for the nine months ended September 30, 2012, from $559.4 million for the nine months ended September 30, 2011. The components of the increase consisted of revenue acquired from acquisitions closed during, or subsequent to, the nine months ended September 30, 2011, of $42.0 million, net price increases of $13.4 million and intermodal revenue increases of $0.4 million, partially offset by decreases of $2.0 million from divested operations, volume decreases of $15.0 million, recyclable commodity sales decreases of $11.4 million and other revenue decreases of $0.6 million.

Revenue in our Central segment increased $16.0 million, or 14.3%, to $128.9 million for the three months ended September 30, 2012, from $112.9 million for the three months ended September 30, 2011. The components of the increase consisted of revenue acquired from acquisitions closed during, or subsequent to, the three months ended September 30, 2011, of $12.7 million, net price increases of $4.5 million and volume increases of $1.0 million, partially offset by decreases of $0.8 million from divested operations, recyclable commodity sales decreases of $1.3 million and other revenue decreases of $0.1 million.

Revenue in our Central segment increased $27.4 million, or 8.5%, to $351.2 million for the nine months ended September 30, 2012, from $323.8 million for the nine months ended September 30, 2011. The components of the increase consisted of revenue acquired from acquisitions closed during, or subsequent to, the nine months ended September 30, 2011, of $17.7 million and net price increases of $14.6 million, partially offset by decreases of $2.6 million from divested operations, volume decreases of $0.2 million, recyclable commodity sales decreases of $1.9 million and other revenue decreases of $0.2 million.

Revenue in our Eastern segment decreased $1.1 million, or 1.2%, to $92.8 million for the three months ended September 30, 2012, from $93.9 million for the three months ended September 30, 2011. The components of the decrease consisted of volume decreases of $4.5 million, recyclable commodity sales decreases of $1.7 million and decreases of $0.4 million from divested operations, partially offset by revenue acquired from acquisitions closed during, or subsequent to, the three months ended September 30, 2011, of $2.9 million, net price increases of $2.5 million and other revenue increases of $0.1 million.

Revenue in our Eastern segment increased $32.9 million, or 13.6%, to $275.4 million for the nine months ended September 30, 2012, from $242.5 million for the nine months ended September 30, 2011. The components of the increase consisted of revenue acquired from acquisitions closed during, or subsequent to, the nine months ended September 30, 2011, of $36.3 million, net price increases of $7.2 million and other revenue increases of $0.8 million, partially offset by decreases of $1.7 million from divested operations, volume decreases of $7.1 million and recyclable commodity sales decreases of $2.6 million.

Segment Operating Income before Depreciation, Amortization, Gain (Loss) on Disposal of Assets and Gain From Litigation Settlement

Operating income before depreciation, amortization, gain (loss) on disposal of assets and gain from litigation settlement in our Western segment decreased $4.2 million, or 6.4%, to $61.1 million for the three months ended September 30, 2012, from $65.3 million for the three months ended September 30, 2011. The decrease was primarily due to decreased recyclable commodity revenue, decreased collection and landfill municipal solid waste and special waste volumes, increased leachate disposal expenses, increased disposal expenses, increased third party trucking and transportation expenses, increased rail transportation expenses and increased employee benefits expenses, partially offset by price increases charged to our customers, decreased taxes on revenues, decreased fuel expenses, decreased expenses associated with the cost of recyclable commodities and income generated from acquisitions closed during, or subsequent to, the three months ended September 30, 2011.

Operating income before depreciation, amortization, gain (loss) on disposal of assets and gain from litigation settlement in our Western segment decreased $3.8 million, or 2.1%, to $173.8 million for the nine months ended September 30, 2012, from $177.6 million for the nine months ended September 30, 2011. The decrease was primarily due to decreased recyclable commodity revenue, decreased collection and landfill municipal solid waste and special waste volumes, increased labor expenses, increased leachate disposal expenses, increased disposal expenses, increased third party trucking and transportation expenses and increased equipment rent expenses, partially offset by price increases charged to our customers, decreased taxes on revenues, decreased fuel expenses, decreased expenses associated with the cost of recyclable commodities and income generated from acquisitions closed during, or subsequent to, the nine months ended September 30, 2011.

Operating income before depreciation, amortization, gain (loss) on disposal of assets and gain from litigation settlement in our Central segment increased $9.0 million, or 22.5%, to $49.2 million for the three months ended September 30, 2012, from $40.2 million for the three months ended September 30, 2011. The increase was primarily due to increased exploration and production waste treatment and disposal revenue, price increases charged to our customers, income generated from acquisitions closed during, or subsequent to, the three months ended September 30, 2011 and decreased diesel fuel expenses, partially offset by decreased collection and landfill municipal solid waste volumes, decreased recyclable commodity revenue, increased third party trucking and transportation expenses, increased truck, container and equipment maintenance and repair expenses, increased labor expenses and increased employee benefits expenses.

Operating income before depreciation, amortization, gain (loss) on disposal of assets and gain from litigation settlement in our Central segment increased $13.4 million, or 11.7%, to $128.7 million for the nine months ended September 30, 2012, from $115.3 million for the nine months ended September 30, 2011. The increase was primarily due to increased exploration and production waste treatment and disposal revenue, price increases charged to our customers and income generated from acquisitions closed during, or subsequent to, the nine months ended September 30, 2011, partially offset by decreased collection and landfill municipal solid waste volumes, decreased recyclable commodity revenue, increased third party trucking and transportation expenses, increased truck, container and equipment maintenance and repair expenses, increased landfill monitoring and maintenance expenses, increased diesel fuel expenses and increased labor expenses.

Operating income before depreciation, amortization, gain (loss) on disposal of assets and gain from litigation settlement in our Eastern segment decreased $1.1 million, or 3.9%, to $26.1 million for the three months ended September 30, 2012, from $27.2 million for the three months ended September 30, 2011. The decrease was primarily due to decreased collection and landfill municipal solid waste volumes, decreased recyclable commodity revenue, increased third party trucking and transportation expenses, increased truck, container and equipment maintenance and repair expenses, increased labor expenses and increased employee benefits expenses, partially offset by price increases charged to our customers, income generated from acquisitions closed during, or subsequent to, the three months ended September 30, 2011, decreased expenses for uncollectible accounts receivable and decreased disposal expenses on collected volumes.

Operating income before depreciation, amortization, gain (loss) on disposal of assets and gain from litigation settlement in our Eastern segment increased $7.0 million, or 9.9%, to $77.9 million for the nine months ended September 30, 2012, from $70.9 million for the nine months ended September 30, 2011. The increase was primarily due to price increases charged to our customers and income generated from acquisitions closed during, or subsequent to, the nine months ended September 30, 2011, partially offset by decreased collection and landfill municipal solid waste volumes, decreased recyclable commodity revenue, increased disposal expenses on collected volumes, increased diesel fuel expenses, increased third party trucking and transportation expenses, increased truck, container and equipment maintenance and repair expenses, increased auto and workers’ compensation expense under our high deductible insurance program and increased labor expenses.

Operating income before depreciation, amortization, gain (loss) on disposal of assets and gain from litigation settlement at Corporate decreased $3.7 million, to a loss of $2.0 million for the three months ended September 30, 2012, from income of $1.7 million for the three months ended September 30, 2011. The decrease was primarily due to expenses associated with the relocation of our corporate headquarters from Folsom, California to The Woodlands, Texas, increased direct acquisition expenses, increased payroll and payroll-related expenses, increased deferred compensation expense resulting from deferred compensation liabilities to employees being increased as a result of increases in the market value of investments to which employee deferred compensation balances are tracked and increased equity-based compensation expense. Our estimated recurring corporate expenses, which can vary from the actual amount of incurred corporate expenses, are allocated to our three geographic operating segments.

Operating income before depreciation, amortization, gain (loss) on disposal of assets and gain from litigation settlement at Corporate decreased $13.2 million, to a loss of $9.8 million for the nine months ended September 30, 2012, from income of $3.4 million for the nine months ended September 30, 2011. The decrease was primarily due to an increase in direct acquisition expenses, increased payroll and payroll-related expenses, increased deferred compensation expense resulting from deferred compensation liabilities to employees being increased as a result of increases in the market value of investments to which employee deferred compensation balances are tracked, increased employee travel expenses, expenses associated with the relocation of our corporate headquarters from Folsom, California to The Woodlands, Texas and increased equity-based compensation expense, including a grant of immediately vested restricted stock units to certain executive officers at the time the executives agreed to modifications to their employment contracts, partially offset by a decrease in cash incentive compensation due to us not achieving certain budgeted financial targets, for which cash incentive compensation payments are based, during the nine months ended September 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain cash flow information for the nine month periods ended September 30, 2012 and 2011 (in thousands):

	Nine Months Ended September 30,
	2012	2011
Net cash provided by operating activities	$326,739	$297,724
Net cash used in investing activities	(333,652)	(328,140)
Net cash provided by financing activities	97,802	57,103

Net increase in cash and equivalents	90,889	26,687
Cash and equivalents at beginning of period	12,643	9,873

Cash and equivalents at end of period	$103,532	$36,560

Operating Activities Cash Flows

For the nine months ended September 30, 2012, net cash provided by operating activities was $326.7 million. For the nine months ended September 30, 2011, net cash provided by operating activities was $297.7 million. The $29.0 million net increase in cash provided by operating activities was due primarily to the following:

1)	An increase in cash flows from operating assets and liabilities, net of effects from acquisitions, of $31.0 million to cash provided by operating assets and liabilities of $32.4 million for the nine months ended September 30, 2012, from cash provided by operating assets and liabilities of $1.4 million for the nine months ended September 30, 2011. The significant components of the $32.4 million in net cash inflows from changes in operating assets and liabilities for the nine months ended September 30, 2012, include the following:

a)	an increase in cash resulting from an increase in accrued liabilities of $20.1 million due primarily to increased accrued interest expense due to the timing of interest payments, increased current taxes payable and increased liabilities for auto and workers’ compensation claims;

b)	an increase in cash resulting from a $15.3 increase in accounts payable due primarily to the timing of payments;

c)	an increase in cash resulting from a $5.3 million decrease in prepaid expenses and other current assets due primarily to decreases in prepaid income taxes, partially offset by an increase in parts inventory and prepaid insurance expenses;

d)	an increase in cash resulting from a $2.4 million increase in other long term liabilities due primarily to increased deferred compensation plan liabilities resulting from employee contributions; less

e)	a decrease in cash resulting from a $9.8 million increase in accounts receivable due to an increase in revenues.

2)	An increase in depreciation and amortization expense of $13.8 million;

3)	An increase in equity-based compensation expense of $5.1 million due to a $3.6 million grant of immediately vested restricted stock units to certain executive officers at the time the executives agreed to modifications to their employment contracts during the three months ended March 31, 2012, a $1.0 million increase associated with our annual grant of restricted stock units to our personnel, and a $0.5 million increase in the fair value of warrants issued as compensation for acquisition-related services; less

4)	A decrease in deferred taxes of $18.5 million due primarily to the recognition during the nine months ended September 30, 2011, of tax benefits associated with a change in our tax method for deducting depreciation expense for certain landfills as well as other tax deductible timing differences associated with depreciation; less

5)	A decrease in net income of $4.4 million.

As of September 30, 2012, we had working capital of $29.7 million, including cash and equivalents of $103.5 million. Our working capital increased $64.2 million from a deficit of $34.5 million at December 31, 2011. To date, we have experienced no loss or lack of access to our cash or cash equivalents; however, we can provide no assurances that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets. Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements, along with stock repurchase and dividend programs, to reduce the unhedged portion of our indebtedness under our credit facility and to minimize our cash balances.

Investing Activities Cash Flows

Net cash used in investing activities increased $5.6 million to $333.7 million for the nine months ended September 30, 2012, from $328.1 million for the nine months ended September 30, 2011. The significant components of the increase include the following:

1)	An increase in capital expenditures for property and equipment of $26.9 million due to increases in expenditures for trucks, leasehold improvements, equipment and land, partially offset by a decrease in expenditures for buildings and site costs at various landfills;

2)	An increase in other assets of $4.6 million due to increases in notes receivable, deferred compensation plan investments and other investments; less

3)	A decrease in payments for acquisitions of $24.6 million primarily due to the cash consideration we paid for County Waste and Colonie Landfill during the nine months ended September 30, 2011, exceeding the cash consideration we paid for the 2012 acquisitions of Alaska Waste and SKB Environmental; less

4)	An increase in cash provided of $2.5 million due to an increase in the liquidation of restricted asset accounts that were replaced with financial surety bonds during the nine months ended September 30, 2012.

Financing Activities Cash Flows

Net cash provided by financing activities increased $40.7 million to $97.8 million for the nine months ended September 30, 2012, from cash provided by financing activities of $57.1 million for the nine months ended September 30, 2011. The significant components of the increase include the following:

1)	An increase in cash flows from the proceeds from our common stock offering of $369.6 million, net, due to the March 2012 sale of 12,000,000 shares of our common stock in a public offering;

2)	A decrease in payments to repurchase our common stock of $66.5 million due to less shares repurchased;

3)	A decrease in debt issuance costs of $5.6 million in conjunction with the credit agreement entered into during the nine months ended September 30, 2011; less

4)	A decrease in net long-term borrowings of $382.8 million due primarily to the repayment of debt with proceeds from our common stock offering; less

5)	An increase in cash dividends paid of $6.7 million due to an increase in our quarterly dividend rate per share to $0.09 and an increase in our total common shares outstanding; less

6)	An increase in payments of contingent consideration of $4.0 million for the remaining payout related to the completion of earnings targets for acquisitions closed in 2011 and 2010; less

7)	A decrease in proceeds from option and warrant exercises of $3.9 million due to a decrease in the number of options and warrants exercised in the nine months ended September 30, 2012; less

8)	A change in book overdraft of $2.4 million resulting from fluctuations in outstanding cash balances at banks for which outstanding check balances can be offset; less

9)	A decrease in the excess tax benefit associated with equity-based compensation of $1.1 million.

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

Our Board of Directors has authorized a common stock repurchase program for the repurchase of up to $1.2 billion of our common stock through December 31, 2014. Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of the common stock and overall market conditions. As of September 30, 2012 and 2011, we had repurchased in aggregate 39.9 million and 38.3 million shares, respectively, of our common stock at an aggregate cost of $784.0 million and $733.7 million, respectively. As of September 30, 2012, the remaining maximum dollar value of shares available for purchase under the program was approximately $416.0 million.

In October 2010, our Board of Directors authorized the initiation of a quarterly cash dividend of $0.075 per share. In October 2011, our Board of Directors authorized an increase to our regular quarterly cash dividend by $0.015, from $0.075 to $0.09 per share. Cash dividends of $32.2 million and $25.5 million were paid during the nine months ended September 30, 2012 and 2011, respectively. In October 2012, the Board of Directors authorized an increase to our regular quarterly cash dividend by $0.01, from $0.09 to $0.10 per share. We cannot assure you as to the amounts or timing of future dividends.

We made $111.0 million in capital expenditures during the nine months ended September 30, 2012. We expect to make capital expenditures of approximately $145 million in 2012 in connection with our existing business. We have funded and intend to fund the balance of our planned 2012 capital expenditures principally through cash on hand, internally generated funds and borrowings under our credit facility. In addition, we may make substantial additional capital expenditures in acquiring solid waste collection and disposal businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity. We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities. We believe that our cash and equivalents, credit facility and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future. However, disruptions in the capital and credit markets could adversely affect our ability to draw on our credit facility or raise other capital. Our access to funds under the credit facility is dependent on the ability of the banks that are parties to the facility to meet their funding commitments. Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.

As of September 30, 2012, we had $325.0 million outstanding under our credit facility, exclusive of outstanding standby letters of credit of $88.9 million. As of September 30, 2012, we were in compliance with all applicable covenants in our credit agreement. Pursuant to interest rate swaps in place as of September 30, 2012, we intend to maintain a minimum balance of $325 million on our revolving credit facility. Our revolving credit facility matures in July 2016.

On September 16, 2012, we entered into a Purchase and Sale Agreement to acquire the business of R360. The aggregate purchase price, subject to adjustment, is approximately $1.33 billion in cash and will be funded with the unsecured term loan facility described below, cash on hand and borrowings under our existing revolving credit facility. R360 provides non-hazardous oilfield waste treatment, recovery and disposal services in several of the most active natural resource producing areas in the United States, including the Permian, Bakken and Eagle Ford Basins. The acquisition of R360 remains subject to certain closing conditions. Closing is expected to occur in the fourth quarter of 2012.

On September 16, 2012, we entered into a Commitment Letter (the “Commitment Letter”) with Bank of America, N.A., as a joint arranger, pursuant to which we may borrow an aggregate principal amount of up to $750 million under an unsecured term loan facility (“Senior Credit Facility”) to partially fund the purchase of the business of R360, as described above. On October 1, 2012, JPMorgan Chase Bank, N.A., and Wells Fargo Bank, National Association, joined the Commitment Letter, as additional joint arrangers. The Senior Credit Facility will bear interest, at our option, at either the base rate plus the applicable base rate margin on base rate loans, or the Eurodollar rate plus the applicable Eurodollar margin on Eurodollar loans. The applicable margins under the Senior Credit Facility vary depending on our leverage ratio, as defined in the Commitment Letter. The Senior Credit Facility will require us to maintain specified financial ratios. The Senior Credit Facility will mature five years after the closing date. The Senior Credit Facility is subject to conditions precedent to closing, as defined in the Commitment Letter, and to be more fully set forth in the definitive loan documentation. We expect the Senior Credit Facility to close in the fourth quarter of 2012. We may increase the size of the Senior Credit Facility above $750 million subject to receipt of lender commitments. We can provide no assurance that the Senior Credit Facility will close, or that it will close on the terms described above.

As of September 30, 2012, we had the following contractual obligations:

	Payments Due by Period
	(amounts in thousands)
Recorded Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years
Long-term debt	$980,574	$4,128	$9,439	$605,839	$361,168
Cash interest payments	$224,793	$44,600	$84,362	$49,475	$46,356

Long-term debt payments include:

1)	$325.0 million in principal payments due July 2016 related to our credit facility. Our credit facility bears interest, at our option, at either the base rate plus the applicable base rate margin (approximately 3.53% at September 30, 2012) on base rate loans, or the Eurodollar rate plus the applicable Eurodollar margin (approximately 1.51% at September 30, 2012) on Eurodollar loans. As of September 30, 2012, our credit facility allowed us to borrow up to $1.2 billion.

2)	$175.0 million in principal payments due 2015 related to our 2015 Notes. Holders of the 2015 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2015 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the Master Note Purchase Agreement. The 2015 Notes bear interest at a rate of 6.22%.

3)	$100.0 million in principal payments due 2016 related to our 2016 Notes. Holders of the 2016 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2016 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the Master Note Purchase Agreement. The 2016 Notes bear interest at a rate of 3.30%.

4)	$50.0 million in principal payments due 2018 related to our 2018 Notes. Holders of the 2018 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2018 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the Master Note Purchase Agreement. The 2018 Notes bear interest at a rate of 4.00%.

5)	$175.0 million in principal payments due 2019 related to our 2019 Notes. Holders of the 2019 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2019 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the Master Note Purchase Agreement. The 2019 Notes bear interest at a rate of 5.25%.

6)	$100.0 million in principal payments due 2021 related to our 2021 Notes. Holders of the 2021 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2021 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the Master Note Purchase Agreement. The 2021 Notes bear interest at a rate of 4.64%.

7)	$37.5 million in principal payments related to our tax-exempt bonds, which bear interest at variable rates (between 0.21% and 0.31%) at September 30, 2012. The tax-exempt bonds have maturity dates ranging from 2014 to 2033.

8)	$15.5 million in principal payments related to our notes payable to sellers. Our notes payable to sellers bear interest at rates between 2.50% and 10.35% at September 30, 2012, and have maturity dates ranging from 2013 to 2036.

9)	$2.7 million in principal payments related to our notes payable to third parties. Our notes payable to third parties bear interest at rates between 6.7% and 10.9% at September 30, 2012, and have maturity dates ranging from 2012 to 2019.

The	following assumptions were made in calculating cash interest payments:

1)	We calculated cash interest payments on the credit facility using the Eurodollar rate plus the applicable Eurodollar margin at September 30, 2012. We assumed the credit facility is paid off when it matures in July 2016.

2)	We calculated cash interest payments on our interest rate swaps using the stated interest rate in the swap agreement less the Eurodollar rate through the earlier expiration of the term of the swaps or the term of the credit facility.

	Amount of Commitment Expiration Per Period
	(amounts in thousands)
Unrecorded Obligations(1)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years
Operating leases	$103,992	$14,195	$22,953	$17,591	$49,253

(1)	We are party to operating lease agreements. These lease agreements are established in the ordinary course of our business and are designed to provide us with access to facilities at competitive, market-driven prices. These arrangements have not materially affected our financial position, results of operations or liquidity during the nine months ended September 30, 2012, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

We have obtained financial surety bonds, primarily to support our financial assurance needs and landfill operations. We provided customers and various regulatory authorities with surety bonds in the aggregate amounts of approximately $335.0 million and $312.0 million at September 30, 2012 and December 31, 2011, respectively. These arrangements have not materially affected our financial position, results of operations or liquidity during the nine months ended September 30, 2012, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

From time to time, we evaluate our existing operations and their strategic importance to us. If we determine that a given operating unit does not have future strategic importance, we may sell or otherwise dispose of those operations. Although we believe our reporting units would not be impaired by such dispositions, we could incur losses on them.

The disposal tonnage that we received in the nine month periods ended September 30, 2012 and 2011, at all of our landfills during the respective period, is shown below (tons in thousands):

	Nine months ended September 30,
	2012		2011
	Number of Sites	Total Tons	Number of Sites	Total Tons
Owned landfills and landfills operated under life-of-site agreements	44	11,191	40	10,785
Operated landfills	6	422	5	499

	50	11,613	45	11,284

NON-GAAP FINANCIAL MEASURES

Reconciliation of Adjusted Free Cash Flow

We present adjusted free cash flow, a non-GAAP financial measure, supplementally because it is widely used by investors as a valuation and liquidity measure in the solid waste industry. We define adjusted free cash flow as net cash provided by operating activities, plus proceeds from disposal of assets, plus or minus change in book overdraft, plus excess tax benefit associated with equity-based compensation, less capital expenditures for property and equipment and distributions to noncontrolling interests. We further adjust this calculation to exclude the effects of items management believes impact the ability to assess the operating performance of our business. This measure is not a substitute for, and should be used in conjunction with, GAAP liquidity or financial measures. Management uses adjusted free cash flow as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. Other companies may calculate adjusted free cash flow differently. Our adjusted free cash flow for the nine month periods ended September 30, 2012 and 2011, is calculated as follows (amounts in thousands):

	Nine months ended September 30,
	2012	2011
Net cash provided by operating activities	$326,739	$297,724
Less: Change in book overdraft	(3,383)	(937)
Plus: Proceeds from disposal of assets	2,107	3,238
Plus: Excess tax benefit associated with equity-based compensation	3,415	4,500
Less: Capital expenditures for property and equipment	(110,995)	(84,051)
Less: Distributions to noncontrolling interests	(94)	(675)
Adjustment:
Corporate office relocation, net of taxes (a)	6,149	—

Adjusted free cash flow	$223,938	$219,799

(a)	Reflects the addback of third party expenses and reimbursable advances to employees associated with the relocation of our corporate headquarters from California to Texas.

Adjusted Operating Income Before Depreciation and Amortization

We present adjusted operating income before depreciation and amortization, a non-GAAP financial measure, supplementally because it is widely used by investors as a performance and valuation measure in the solid waste industry. We define adjusted operating income before depreciation and amortization as operating income, plus depreciation and amortization expense, plus closure and post-closure accretion expense, plus or minus any gain or loss on disposal of assets. We further adjust this calculation to exclude the effects of items management believes impact the ability to assess the operating performance of our business. This measure is not a substitute for, and should be used in conjunction with, GAAP financial measures. Management uses adjusted operating income before depreciation and amortization as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. Other companies may calculate adjusted operating income before depreciation and amortization differently. Our adjusted operating income before depreciation and amortization for the three and nine month periods ended September 30, 2012 and 2011, is calculated as follows (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Operating income	$89,147	$89,314	$235,941	$242,688
Plus: Depreciation and amortization	48,580	44,006	137,446	123,631
Plus: Closure and post-closure accretion	645	484	1,870	1,451
Plus: Loss on disposal of assets	244	1,034	715	742
Adjustments:
Plus: Acquisition-related transaction costs (a)	1,451	183	3,610	1,278
Plus: Corporate relocation expenses (b)	1,774	—	6,491	—
Plus: Named executive officers’ one-time equity grants (c)	—	—	3,585	—
Less: Gain from litigation settlement (d)	(3,537)	—	(3,537)	—

Adjusted operating income before depreciation and amortization	$138,304	$135,021	$386,121	$369,790

(a)	Reflects the addback of acquisition-related transaction costs.
(b)	Reflects the addback of costs associated with the relocation of our corporate headquarters from California to Texas.
(c)	Reflects the addback of one-time equity compensation expense incurred at the time our named executive officers’ employment contracts were modified.
(d)	Reflects the elimination of a non-recurring gain from an arbitration award.

Reconciliation of Net Income to Adjusted Net Income and Adjusted Net Income per diluted share

We present adjusted net income and adjusted net income per diluted share, both non-GAAP financial measures, supplementally because they are widely used by investors as a valuation measure in the solid waste industry. We provide adjusted net income to exclude the effects of items management believes impact the comparability of operating results between periods. Adjusted net income has limitations due to the fact that it may exclude items that have an impact on our financial condition and results of operations. Adjusted net income and adjusted net income per diluted share are not a substitute for, and should be used in conjunction with, GAAP financial measures. Management uses adjusted net income and adjusted net income per diluted share as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. Other companies may calculate adjusted net income and adjusted net income per diluted share differently. Our adjusted net income and adjusted net income per diluted share for the three and nine month periods ended September 30, 2012 and 2011, is calculated as follows (amounts in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Reported net income attributable to Waste Connections	$49,385	$46,329	$123,104	$127,281
Adjustments:
Acquisition-related transaction costs, net of taxes (a)	900	114	2,238	1,037
Loss on disposal of assets, net of taxes (b)	151	641	443	460
Corporate relocation expenses, net of taxes (c)	1,100	—	4,024	—
Named executive officers’ one-time equity grants, net of taxes (d)	—	—	3,315	—
Gain from litigation settlement, net of taxes (e)	(2,193)	—	(2,193)	—

Adjusted net income attributable to Waste Connections	$49,343	$47,084	$130,931	$128,778

Diluted earnings per common share attributable to Waste Connections common stockholders:
Reported net income	$0.40	$0.41	$1.02	$1.12

Adjusted net income	$0.40	$0.42	$1.08	$1.13

(a)	Reflects the elimination of acquisition-related costs.
(b)	Reflects the elimination of a loss on disposal of assets.
(c)	Reflects the addback of costs associated with the relocation of our corporate headquarters from California to Texas.
(d)	Reflects the addback of one-time equity compensation expense incurred at the time our named executive officers’ employment contracts were modified.
(e)	Reflects the elimination of a non-recurring gain from an arbitration award.

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

At September 30, 2012, our derivative instruments included three interest rate swap agreements that effectively fix the interest rate on the applicable notional amounts of our variable rate debt as follows (dollars in thousands):

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

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged floating rate debt. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. We are exposed to cash flow risk due to changes in interest rates with respect to the unhedged floating rate balances owed at September 30, 2012 and December 31, 2011, of $37.5 million and $382.5 million, respectively, including floating rate debt under our credit facility and floating rate municipal bond obligations. A one percentage point increase in interest rates on our variable-rate debt as of September 30, 2012 and December 31, 2011, would decrease our annual pre-tax income by approximately $0.4 million and $3.8 million, respectively. All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations, subject to counterparty default risk.

The market price of diesel fuel is unpredictable and can fluctuate significantly. We purchase approximately 28 million gallons of diesel fuel per year; therefore, a significant increase in the price of fuel could adversely affect our business and reduce our operating margins. To manage a portion of this risk, we entered into fuel hedge agreements related to forecasted diesel fuel purchases.

At September 30, 2012, our derivative instruments included two fuel hedge agreements as follows:

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

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged diesel fuel purchases. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. For the year ending December 31, 2012, we expect to purchase approximately 28 million gallons of diesel fuel, of which 23.2 million gallons will be purchased at market prices and 4.8 million gallons will be purchased at a price that is fixed under our fuel hedge. During the three month period of October 1, 2012 to December 31, 2012, we expect to purchase approximately 5.8 million gallons of unhedged diesel fuel at market prices; therefore, a $0.10 per gallon increase in the price of fuel over the remaining three months in 2012 would decrease our pre-tax income during this period by approximately $0.6 million.

We market a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals. We own and operate 39 recycling processing operations and sell other collected recyclable materials to third parties for processing before resale. To reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties. In the event of a decline in recycled commodity prices, a 10% decrease in average recycled commodity prices from the average prices that were in effect during the nine months ended September 30, 2012 and 2011, would have had a $5.5 million and $6.6 million impact on revenues for the nine months ended September 30, 2012 and 2011, respectively.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2012, that our disclosure controls and procedures were effective at the reasonable assurance level such that information required to be disclosed in our Exchange Act reports: (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2012, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding our legal proceedings can be found in Note 17 of our Condensed Consolidated Financial Statements included in Part I, Item 1 of this report and is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has authorized a common stock repurchase program for the repurchase of up to $1.2 billion of our common stock through December 31, 2014. Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management's discretion. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of our common stock and overall market conditions. As of September 30, 2012, we have repurchased approximately 39.9 million shares of our common stock at a cost of $784.0 million. The table below reflects repurchases we have made for the three months ended September 30, 2012 (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
7/1/12 – 7/31/12	20,836	$29.14	20,836	$428,717
8/1/12 – 8/31/12	417,736	30.54	417,736	415,960
9/1/12 – 9/30/12	—	—	—	415,960

	438,572	30.47	438,572

(1)	This amount represents the weighted average price paid per common share. This price includes a per share commission paid for all repurchases.

Item 6. Exhibits

See Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASTE CONNECTIONS, INC.

Date: October 23, 2012	BY:	/s/ Ronald J. Mittelstaedt
Ronald J. Mittelstaedt,
Chief Executive Officer

Date: October 23, 2012	BY:	/s/ Worthing F. Jackman
Worthing F. Jackman,
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibits

2.1*	Purchase and Sale Agreement, dated as of September 16, 2012, by an among R360 Environmental Solutions, Inc. and the other Sellers named therein and WCI Holdings Co., Inc. and, for the limited purposes described therein, the Registrant

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the exhibit filed with the Registrant's Form 10-K filed on February 8, 2012)

3.2	Third Amended and Restated Bylaws of the Registrant, effective May 15, 2009 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on April 23, 2009)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	A copy of omitted schedules will be provided to the Securities and Exchange Commission upon request.