Form 10-K
period 2012-12-31
WASTE CONNECTIONS, INC.
filed 2013-03-01
CIK 1057058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2012, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant, based on the closing sales price for the registrant’s common stock, as reported on the New York Stock Exchange, was $3,664,771,905.

Number of shares of common stock outstanding as of February 15, 2013: 123,327,573

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

WASTE CONNECTIONS, INC.

ANNUAL REPORT ON FORM 10-K

i

PART I

ITEM 1. BUSINESS

Our Company

Waste Connections, Inc. is an integrated municipal solid waste, or MSW, services company that provides solid waste collection, transfer, disposal and recycling services in mostly exclusive and secondary markets in the U.S. and a leading provider of non-hazardous exploration and production, or E&P, waste treatment, recovery and disposal services in several of the most active natural resource producing areas of the U.S. We also provide intermodal services for the rail haul movement of cargo and solid waste containers in the Pacific Northwest through a network of intermodal facilities.

As of December 31, 2012, we served residential, commercial, industrial and E&P customers from a network of operations in 31 states: Alabama, Alaska, Arizona, California, Colorado, Idaho, Illinois, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Michigan, Minnesota, Mississippi, Montana, Nebraska, Nevada, New Mexico, New York, North Carolina, North Dakota, Oklahoma, Oregon, South Carolina, South Dakota, Tennessee, Texas, Utah, Washington and Wyoming. As of December 31, 2012, we owned or operated a network of 151 solid waste collection operations; 68 transfer stations; seven intermodal facilities, 38 recycling operations, 54 active MSW, E&P and/or non-MSW landfills, 20 E&P liquid waste injection wells, 15 E&P waste treatment and recovery facilities and 19 oil recovery facilities. Non-MSW landfills accept construction and demolition, industrial and other non-putrescible waste.

Our senior management team has extensive experience in operating, acquiring and integrating non-hazardous waste services businesses, and we intend to continue to focus our efforts on balancing internal and acquisition-based growth. We anticipate that a part of our future growth will come from acquiring additional solid waste collection, transfer and disposal businesses and, therefore, we expect that additional acquisitions could continue to affect period-to-period comparisons of our operating results.

Waste Connections, Inc. is a Delaware corporation organized in 1997.

Our Operating Strategy

Our operating strategy seeks to improve financial returns and deliver superior stockholder value creation within the solid waste industry. We seek to avoid highly competitive, large urban markets and instead target markets where we can attain high market share either through exclusive contracts, vertical integration or asset positioning. We also target niche markets, like E&P waste treatment and disposal services, with similar characteristics and, we believe, higher comparative growth potential. We are a leading provider of waste services in most of our markets, and the key components of our operating strategy, which are tailored to the competitive and regulatory factors that affect our markets, are as follows:

Target Secondary and Rural Markets. By targeting secondary and rural markets, we believe that we are able to garner a higher local market share than attainable in more competitive urban markets, which reduces our exposure to customer churn and improves financial returns. In certain niche markets, like E&P waste treatment and disposal, early mover advantage in certain rural basins may improve market positioning and financial returns given the limited availability of existing third party-owned waste disposal alternatives.

Control the Waste Stream. In markets where waste collection services are provided under exclusive arrangements, or where waste disposal is municipally owned or funded or available at multiple sources, we believe that controlling the waste stream through the provision of collection services is often more important to our profitability and growth than owning or operating landfills. In addition, in certain E&P markets with “no pit” rules or other regulations that prohibit on-site storage or treatment of waste, control of the waste stream allows us to generate additional service revenue from the transportation of waste, as well as the waste treatment and disposal, thus increasing the overall scope and value of the services provided.

Optimize Asset Positioning. We believe that the location of disposal sites within competitive markets is a critical success factor in both solid waste and E&P waste services. Given the importance and costs associated with the transportation of waste to treatment and disposal sites, having disposal capacity proximate to the waste stream may provide a competitive advantage and serve as a barrier to entry.

Provide Vertically Integrated Services. In markets where we believe that owning landfills is a strategic element to a collection operation because of competitive and regulatory factors, we generally focus on providing integrated services, from collection through disposal of solid waste in landfills that we own or operate. Similarly, we see this strategic advantage in E&P waste services where we offer closed loop systems for liquid and solid waste storage, transportation, treatment, and disposal.

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

As of December 31, 2012, we delivered our services from over 200 operating locations grouped into four operating segments: our Western Region is comprised of operating locations in Alaska, California, Idaho, Montana, Nevada, Oregon, Washington and western Wyoming; our Central Region is comprised of operating locations in Arizona, Colorado, Kansas, Louisiana, Minnesota, Nebraska, New Mexico, Oklahoma, South Dakota, Texas, Utah and eastern Wyoming; our Eastern Region is comprised of operating locations in Alabama, Illinois, Iowa, Kentucky, Massachusetts, Michigan, Mississippi, New York, North Carolina, South Carolina and Tennessee; and, our E&P Group includes the majority of our E&P waste service operations in Louisiana, New Mexico, North Dakota, Oklahoma, Texas, Wyoming and along the Gulf of Mexico. Some E&P operations are also included in other operating segments, where we accept E&P waste at some of our solid waste landfills.

We manage and evaluate our business on the basis of the operating segments’ geographic characteristics, interstate waste flow, revenue base, employee base, regulatory structure, and acquisition opportunities. Each operating segment has a regional vice president, or equivalent, and a regional controller, reporting directly to our corporate management. These regional officers are responsible for operations and accounting in their operating segments and supervise their regional staff. See Note 15 to the consolidated financial statements for further information on our segment reporting of our operations.

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

Generate Internal Growth. To generate internal revenue growth, our district management and sales and marketing personnel focus on increasing market penetration in our current and adjacent markets, soliciting new customers in markets where such customers have the option to choose a particular waste collection service and marketing upgraded or additional services (such as compaction or automated collection) to existing customers. We also focus on raising prices and instituting surcharges, when appropriate, to offset cost increases. Where possible, we intend to leverage our franchise-based platforms to expand our customer base beyond our exclusive market territories. As customers are added in existing markets, our revenue per routed truck increases, which generally increases our collection efficiencies and profitability. In markets in which we have exclusive contracts, franchises and certificates, we expect internal volume growth generally to track population and business growth. In niche disposal markets, like E&P, our focus is on increasing market penetration, developing and permitting new disposal sites, and providing additional service offerings where appropriate.

Expand Through Acquisitions. We intend to expand the scope of our operations by continuing to acquire MSW and E&P waste facilities and companies in new markets and in existing or adjacent markets that are combined with or “tucked in” to our existing operations. We focus our acquisition efforts on markets that we believe provide significant growth opportunities for a well-capitalized market entrant and where we can create economic and operational barriers to entry by new competitors. This focus typically highlights markets in which we can: (1) provide waste collection services under exclusive arrangements such as franchise agreements, municipal contracts and governmental certificates; (2) gain a leading market position and provide vertically integrated collection and disposal services; or (3) gain a leading market position in a niche market through the provision of disposal services. We believe that our experienced management, decentralized operating strategy, financial strength, size, and public company status make us an attractive buyer to certain waste collection and disposal acquisition candidates. We have developed an acquisition discipline based on a set of financial, market and management criteria to evaluate opportunities. Once an acquisition is closed, we seek to integrate it while minimizing disruption to our ongoing operations and those of the acquired business.

In new markets, we often use an initial acquisition as an operating base and seek to strengthen the acquired operation’s presence in that market by providing additional services, adding new customers and making “tuck-in” acquisitions of other waste companies in that market or adjacent markets. We believe that many suitable “tuck-in” acquisition opportunities exist within our current and targeted market areas that may provide us with opportunities to increase our market share and route density.

The U.S. solid waste services industry experienced significant consolidation during the 1990s. The consolidation trend has continued, most notably with the merger between Republic Services, Inc. and Allied Waste Industries, Inc. in 2008, the merger between IESI-BFC Ltd. and Waste Services, Inc. in 2010, and the sale of the U.S. solid waste business of Veolia Environnement S.A. to Advanced Disposal Services, Inc. in 2012. In spite of this consolidation, the solid waste services industry remains regional in nature, with acquisition opportunities available in selected markets. The E&P waste services industry is similarly regional in nature and is also highly fragmented, with acquisition opportunities available in several active basins. In some markets in both MSW and E&P waste, independent landfill, collection or service providers lack the capital resources, management skills and/or technical expertise necessary to comply with stringent environmental and other governmental regulations and to compete with larger, more efficient, integrated operators. In addition, many of the remaining independent operators may wish to sell their businesses to achieve liquidity in their personal finances or as part of their estate planning.

During 2012, we acquired the business of R360 Environmental Solutions, Inc., or R360, a leading provider of non-hazardous E&P waste treatment, recovery and disposal services, for total fair value of consideration transferred of $1.38 billion. During the year ended December 31, 2012, we completed 12 other acquisitions, none of which individually or in the aggregate accounted for greater than 10% of our total assets. The total fair value of consideration transferred for the 12 other acquisitions completed during the year ended December 31, 2012 was approximately $275.8 million. During the year ended December 31, 2011, we completed 13 acquisitions, none of which individually accounted for greater than 10% of our total assets. The total fair value of consideration transferred for the 13 acquisitions completed during the year ended December 31, 2011 was approximately $375.7 million. During the year ended December 31, 2010, we completed 19 acquisitions, none of which individually or in the aggregate accounted for greater than 10% of our total assets. The total fair value of consideration transferred for the 19 acquisitions completed during the year ended December 31, 2010 was approximately $105.6 million.

WASTE SERVICES

Collection Services

We provide collection services to residential, commercial, industrial and E&P customers. Our services are generally provided under one of the following arrangements: (1) governmental certificates; (2) exclusive franchise agreements; (3) exclusive municipal contracts; (4) residential subscriptions; (5) residential contracts; or (6) commercial, industrial and E&P service agreements.

Governmental certificates, exclusive franchise agreements and exclusive municipal contracts grant us rights to provide MSW services within specified areas at established rates and are long term in nature. Governmental certificates, or G Certificates, are unique to the State of Washington and are awarded by the Washington Utilities and Transportation Commission, or WUTC, to solid waste collection service providers in unincorporated areas and electing municipalities. These certificates typically grant the holder the exclusive and perpetual right to provide specific residential, commercial and/or industrial waste services in a defined territory at specified rates subject to divestiture and/or cancellation by the WUTC on specified, limited grounds. Franchise agreements typically provide an exclusive period of seven years or longer for a specified territory; they specify a broad range of services to be provided, establish rates for the services and often give the service provider a right of first refusal to extend the term of the agreement. Municipal contracts typically provide a shorter service period and a more limited scope of services than franchise agreements and generally require competitive bidding at the end of the contract term. In markets where exclusive arrangements are not available, we may enter into residential contracts with homeowners’ associations, apartment owners, mobile home park operators or work on a subscription basis with individual households. In such markets, we may also provide commercial and industrial services under customer service agreements generally ranging from one to five years in duration. Finally, in certain E&P markets with “no pit” rules or other regulations that prohibit on-site storage or treatment of waste, we offer containers and collection services to provide a closed loop system for the collection of drilling wastes at customers’ well sites and subsequent transportation of the waste to our facilities for treatment and disposal.

Landfill Disposal Services

As of December 31, 2012, we owned or operated 42 MSW landfills, five E&P waste landfills, which only accept E&P waste, and seven non-MSW landfills, which only accept construction and demolition, industrial and other non-putrescible waste. Twelve of our MSW landfills also received E&P waste during 2012. We generally own landfills to achieve vertical integration in markets where the economic and regulatory environments make landfill ownership attractive. We also own landfills in certain markets where it is not necessary to provide collection services because we believe that we are able to attract volume to our landfills, given our location or other market dynamics. Over time, MSW landfills generate a greenhouse gas, methane, which can be converted into a valuable source of clean energy. We deploy gas recovery systems at 28 of our landfills to collect methane, which can then be used to generate electricity for local households, fuel local industrial power plants, power alternative fueled vehicles, or qualify for carbon emission credits.

Our landfill facilities consisted of the following at December 31, 2012:

Owned and operated landfills	43
Operated landfills under life-of-site agreements	6
Operated landfills under limited-term operating agreements	5

54

Under landfill operating agreements, the owner of the property, generally a municipality, usually owns the permit and we operate the landfill for a contracted term, which may be the life of the landfill. Where the contracted term is not the life of the landfill, the property owner is generally responsible for final capping, closure and post-closure obligations. We are responsible for all final capping, closure and post-closure obligations at five of our six operated landfills for which we have life-of-site agreements. Our five operating contracts for which the contracted term is less than the life of the landfill have expiration dates from 2014 to 2018, and we intend to seek renewal of these contracts prior to, or upon, their expiration.

Based on remaining permitted capacity as of December 31, 2012, and projected annual disposal volumes, the average remaining landfill life for our owned and operated landfills and landfills operated, but not owned, under life-of-site agreements, is estimated to be approximately 39 years. Many of our existing landfills have the potential for expanded disposal capacity beyond the amount currently permitted. We regularly consider whether it is advisable, in light of changing market conditions and/or regulatory requirements, to seek to expand or change the permitted waste streams or to seek other permit modifications. We also monitor the available permitted in-place disposal capacity of our landfills on an ongoing basis and evaluate whether to seek capacity expansion using a variety of factors.

We are currently seeking to expand permitted capacity at ten of our landfills, for which we consider expansions to be probable. Although we cannot be certain that all future expansions will be permitted as designed, the average remaining landfill life for our owned and operated landfills and landfills operated, but not owned, under life-of-site agreements is estimated to be approximately 48 years when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume.

The following table reflects estimated landfill capacity and airspace changes, as measured in tons, for owned and operated landfills and landfills operated, but not owned, under life-of-site agreements (in thousands):

	2012			2011
	Permitted	Probable Expansion	Total	Permitted	Probable Expansion	Total
Balance, beginning of year	532,650	141,814	674,464	531,905	133,324	665,229
Acquired landfills	64,595	37,628	102,223	1,846	4,000	5,846
Permits granted	46,962	(46,962)	—	12,047	(12,047)	—
Airspace consumed	(15,383)	—	(15,383)	(14,387)	—	(14,387)
Pursued expansions	—	6,405	6,405	—	16,537	16,537
Changes in engineering estimates	25,940	—	25,940	1,239	—	1,239

Balance, end of year	654,764	138,885	793,649	532,650	141,814	674,464

The estimated remaining operating lives for the landfills we own and landfills we operate under life-of-site agreements, based on remaining permitted and probable expansion capacity and projected annual disposal volume, in years, as of December 31, 2012, and December 31, 2011, are shown in the tables below. The estimated remaining operating lives include assumptions that the operating permits are renewed.

	2012
	0 to 5	6 to 10	11 to 20	21 to 40	41 to 50	51+	Total
Owned and operated landfills	1	2	8	8	6	18	43
Operated landfills under life-of-site agreements	—	1	2	2	—	1	6

	1	3	10	10	6	19	49

	2011
	0 to 5	6 to 10	11 to 20	21 to 40	41 to 50	51+	Total
Owned and operated landfills	1	2	4	8	4	16	35
Operated landfills under life-of-site agreements	—	—	2	2	—	1	5

	1	2	6	10	4	17	40

The disposal tonnage that we received in 2012 and 2011 at all of our landfills is shown in the tables below (tons in thousands):

	Three months ended								Twelve months ended December 31, 2012
	March 31, 2012		June 30, 2012		September 30, 2012		December 31, 2012
	Number of Sites	Total Tons	Number of Sites	Total Tons	Number of Sites	Total Tons	Number of Sites	Total Tons
Owned landfills and landfills operated under life-of-site agreements	40	3,276	41	3,716	44	4,199	49	4,192	15,383
Operated landfills	6	134	6	148	6	140	5	118	540

	46	3,410	47	3,864	50	4,339	54	4,310	15,923

	Three months ended								Twelve months ended December 31, 2011
	March 31, 2011		June 30, 2011		September 30, 2011		December 31, 2011
	Number of Sites	Total Tons	Number of Sites	Total Tons	Number of Sites	Total Tons	Number of Sites	Total Tons
Owned landfills and landfills operated under life-of-site agreements	39	3,059	39	3,592	40	4,134	40	3,602	14,387
Operated landfills	5	120	5	136	5	150	6	140	546

	44	3,179	44	3,728	45	4,284	46	3,742	14,933

Transfer Station and Intermodal Services

As of December 31, 2012, we owned or operated 61 MSW transfer stations and seven E&P waste transfer stations with marine access. Transfer stations receive, compact and load waste to be transported to landfills or treatment facilities via truck, rail or barge. They extend our direct-haul reach and link collection operations or waste generators with distant disposal or treatment facilities by concentrating the waste stream from a wider area and thus providing better utilization rates and operating efficiencies.

Intermodal logistics is the movement of containers using two or more modes of transportation, usually including a rail or truck segment. We entered the intermodal services business in the Pacific Northwest through the acquisition of Northwest Container Services, Inc., which provides repositioning, storage, maintenance and repair of cargo containers for international shipping companies. We provide these services for containerized cargo primarily to international shipping companies importing and exporting goods through the Pacific Northwest. We also operate two intermodal facilities primarily for the shipment of waste by rail to distant disposal facilities that we do not own. As of December 31, 2012, we owned or operated seven intermodal operations in Washington and Oregon. Our fleet of double-stack railcars provides dedicated direct-line haul services among terminals in Portland, Tacoma and Seattle. We have contracts with the Burlington Northern Santa Fe and Union Pacific railroads for the movement of containers among our seven intermodal operations. We also provide our customers container and chassis sales and leasing services.

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

Recycling Services

We offer residential, commercial, industrial and municipal customers recycling services for a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals. We own or operate 38 recycling processing operations and sell other collected recyclable materials to third parties for processing before resale. The majority of the recyclables we process for sale are paper products and are shipped to customers in Asia. Changes in end market demand can cause fluctuations in the prices for such commodities, which can affect revenue, operating income and cash flows. To reduce our exposure to commodity price volatility and risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties. We believe that recycling will continue to be an important component of local and state solid waste management plans due to the public’s increasing environmental awareness and expanding regulations that mandate or encourage recycling.

E&P Waste Treatment, Recovery and Disposal Services

E&P waste is a broad term referring to the by-products resulting from oil and natural gas exploration and production activity. These generally include: waste created throughout the initial drilling and completion of an oil or natural gas well, such as drilling fluids, drill cuttings, completion fluids and flowback water; production wastes and produced water during a well’s operating life; contaminated soils that require treatment during site reclamation; and substances that require clean-up after a spill, reserve pit clean-up or pipeline rupture. E&P customers are principally integrated oil and natural gas exploration and production companies operating in the areas that we serve. E&P revenue is therefore driven by vertical and horizontal drilling, hydraulic fracturing, production and clean-up activity; it is complemented by other services including closed loop collection systems and the sale of recovered products. E&P activity varies across market areas which are tied to the natural resource basins in which the drilling activity occurs and reflects the regulatory environment, pricing and disposal alternatives available in any given market.

Our customers are generally responsible for the delivery of their waste streams to us. We receive flowback water, produced water and other drilling and production wastes at our facilities in vacuum trucks, dump trucks or containers deposited by roll-off trucks. In certain markets we offer bins and rails systems that capture and separate liquid and solid oilfield waste streams at our customers’ well sites and deliver the drilling and production wastes to our facilities. Waste generated by offshore drilling is delivered by supply vessel from the drilling rig to one of our transfer stations, where the waste is then transferred to our network of barges for transport to our treatment facilities.

As of December 31, 2012, we provided E&P waste treatment, recovery and/or disposal services from a network of five E&P waste landfills, 12 MSW landfills that also received E&P waste during 2012, 20 E&P liquid waste injection wells, 15 E&P waste treatment and recovery facilities and 19 oil recovery facilities. Treatment processes vary by site and regulatory jurisdiction. At certain treatment facilities, loads of flowback and produced water and other drilling and production wastes delivered by our customers are sampled, assessed and tested by third parties according to state regulations. Solids contained in a waste load are deposited into a land treatment cell where liquids are removed from the solids and are sent through an oil recovery system before being injected into saltwater disposal injection wells or placed in evaporation cells that utilize specialized equipment to accelerate evaporation of liquids. In certain locations, fresh water is then added to the remaining solids in the cell to “wash” the solids several times to remove contaminants, including oil and grease, chlorides and other contaminants, to ensure the solids meet specific regulatory criteria that, in certain areas, are administered by third-party labs and submitted to the regulatory authorities.

After the washing or treatment process, the treated solids are designated “reuse materials,” and are no longer considered a waste product by state regulation. These materials are dried, removed from the treatment cells, stockpiled and compacted in designated stockpile areas on site and at certain locations are available for use as feedstock for roadbase. At certain of our facilities, during the treatment process we reclaim oil for resale and we treat and recycle liquids for re-use in our operations or for sale to third parties as fresh or brine water.

COMPETITION

The U.S. municipal solid waste services industry is highly competitive and requires substantial labor and capital resources. Besides Waste Connections, the industry includes: two national, publicly-held solid waste companies – Waste Management, Inc. and Republic Services, Inc.; several regional, publicly-held and privately-owned companies; and several thousand small, local, privately-owned companies. Certain of the markets in which we compete or will likely compete are served by one or more large, national solid waste companies, as well as by numerous regional and local solid waste companies of varying sizes and resources, some of which we believe have accumulated substantial goodwill in their markets. We compete for collection, transfer and disposal volume based primarily on the price and, to a lesser extent, quality of our services. We also compete with operators of alternative disposal facilities, including incinerators, and with counties, municipalities and solid waste districts that maintain their own waste collection and disposal operations. Public sector operators may have financial advantages over us because of their access to user fees and similar charges, tax revenues and tax-exempt financing.

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

The U.S. municipal solid waste services industry has undergone significant consolidation, and we encounter competition in our efforts to acquire collection operations, transfer stations and landfills. We generally compete for acquisition candidates with publicly-owned regional and national waste management companies. Accordingly, it may become uneconomical for us to make further acquisitions or we may be unable to locate or acquire suitable acquisition candidates at price levels and on terms and conditions that we consider appropriate, particularly in markets we do not already serve. Competition in the disposal industry is also affected by the increasing national emphasis on recycling and other waste reduction programs, which may reduce the volume of waste deposited in landfills.

Competition for E&P waste comes primarily from smaller regional companies that utilize a variety of disposal methods and generally serve specific geographic markets. We also compete with publicly-held companies such as Waste Management, Inc., Clean Harbors, Inc. and Newpark Resources, Inc. in certain markets. In addition, customers in many markets have the option of using internal disposal methods or outsourcing to another third party disposal company. The principal competitive factors in this business include: gaining customer approval of treatment and disposal facilities; location of facilities in relation to customer activity; reputation; reliability of services; track record of environmental compliance; ability to accept multiple waste types at a single facility; and price.

The intermodal services industry is also highly competitive. We compete against other intermodal rail services companies, trucking companies and railroads, many of which have greater financial and other resources than we do. Competition is based primarily on price, reliability and quality of service.

REGULATION

Introduction

Our operations, including landfills, solid waste transportation, transfer stations, intermodal operations, vehicle maintenance shops, fueling facilities, and oilfield waste treatment, recovery and disposal operations are all subject to extensive and evolving federal, state and local environmental, health, and safety laws and regulations, the enforcement of which has become increasingly stringent. These laws and regulations may, among other things, require the acquisition of permits for regulated activities; govern the amounts and types of substances that may be released into the environment in connection with our operations; restrict the way we handle or dispose of wastes; limit or prohibit our or our customers’ activities in sensitive areas such as wetlands, wilderness areas or areas inhabited by endangered or threatened species; require investigatory and remedial actions to mitigate pollution conditions caused by our operations or attributable to former operations; and impose specific standards addressing worker protections. Compliance is often costly or difficult, and the violation of these laws and regulations may result in the denial or revocation of permits, issuance of corrective action orders, assessment of administrative and civil penalties and even criminal prosecution. The environmental regulations that affect us are administered by the Environmental Protection Agency, or the EPA, and numerous other federal, state and local environmental, zoning, health and safety agencies. For example, the WUTC regulates the portion of our collection business in Washington performed under G Certificates.

We currently comply in all material respects with applicable federal, state and local environmental and occupational health and safety laws, permits, orders and regulations. In addition, we attempt to anticipate future regulatory requirements and plan in advance as necessary to comply with them. We do not presently anticipate incurring any material costs to bring our operations into environmental compliance with existing or expected future regulatory requirements, although we can give no assurance that this will not change in the future. It is possible that substantial costs for compliance or penalties for non-compliance may be incurred in the future. It is also possible that other developments, such as the adoption of stricter environmental laws, regulations and enforcement policies, could result in additional costs or liabilities that we cannot currently quantify. Moreover, changes in environmental laws could reduce the demand for our services and adversely impact our business. For example, changes in environmental laws could limit our customers’ oil and natural gas E&P businesses or encourage our customers to handle and dispose of oil and natural gas E&P wastes in other ways.

A number of the major federal, state and local statutes and regulations that apply to our operations are described generally below. Certain of the statutes described below contain provisions that authorize, under certain circumstances, lawsuits by private citizens to enforce the provisions of the statutes. In addition to penalties, some of those statutes authorize an award of attorneys’ fees to parties that successfully bring such an action. Enforcement actions under these statutes may include both civil and criminal penalties, as well as injunctive relief in some instances.

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

Most E&P waste is exempt from stringent regulation as a hazardous waste under RCRA. None of our oilfield waste recycling, treatment, and disposal facilities are currently permitted to accept hazardous wastes for disposal, and we take precautions to help ensure that hazardous wastes do not enter or are not disposed of at these facilities. Some wastes handled by us that currently are exempt from treatment as hazardous wastes may in the future be designated as “hazardous wastes” under RCRA or other applicable statutes. For example, in September 2010, a nonprofit environmental group filed a petition with the EPA requesting reconsideration of the RCRA E&P waste exemption. To date, the EPA has not taken any action on the petition. If the RCRA E&P waste exemption is repealed or modified, we could become subject to more rigorous and costly operating and disposal requirements.

We are required to obtain permits for the land treatment and disposal of E&P waste as part of our operations. The construction, operation and closure of E&P waste land treatment and disposal operations are generally regulated at the state level. These regulations vary widely from state to state. State permits can restrict size and location of disposal operations, impose limits on the types and amount of waste a facility may receive and the overall capacity of a waste disposal facility. States may add additional restrictions on the operations of a disposal facility when a permit is renewed or amended. As these regulations change, our permit requirements could become more stringent and may require material expenditures at our facilities or impose significant restraints or financial assurances on our operations.

In the course of our E&P waste operations, some of our equipment may be exposed to naturally occurring radiation associated with oil and gas deposits, and this exposure may result in the generation of wastes containing naturally occurring radioactive materials, or NORM. NORM wastes exhibiting trace levels of naturally occurring radiation in excess of established state standards are subject to special handling and disposal requirements, and any storage vessels, piping and work area affected by NORM may be subject to remediation or restoration requirements. It is possible that we may incur costs or liabilities associated with elevated levels of NORM.

RCRA also regulates underground storage of petroleum and other regulated materials. RCRA requires registration, compliance with technical standards for tanks, release detection and reporting, and corrective action, among other things. Certain of our facilities and operations are subject to these requirements.

The Federal Water Pollution Control Act of 1972, or the Clean Water Act

The Clean Water Act regulates the discharge of pollutants from a variety of sources, including solid waste disposal sites, transfer stations, and oilfield waste facilities, into waters of the United States. If run-off from our owned or operated transfer stations or oilfield waste facilities or run-off or collected leachate from our owned or operated landfills is discharged into streams, rivers or other surface waters, the Clean Water Act would require us to apply for and obtain a discharge permit, conduct sampling and monitoring and, under certain circumstances, reduce the quantity of pollutants in such discharge. Also, virtually all landfills are required to comply with the EPA’s storm water regulations issued in November 1990, which are designed to prevent contaminated landfill storm water run-off from flowing into surface waters. Spill prevention, control and countermeasure requirements of federal laws require appropriate containment berms and similar structures to help prevent the contamination of regulated waters in the event of a hydrocarbon storage tank spill, rupture or leak. We believe that our facilities comply in all material respects with the Clean Water Act requirements. Various states in which we operate or may operate in the future have been delegated authority to implement the Clean Water Act permitting requirements, and some of these states have adopted regulations that are more stringent than the federal Clean Water Act requirements. For example, states often require permits for discharges that may impact ground water as well as surface water. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations. We believe that compliance with existing permits and regulatory requirements under the Clean Water Act and state counterparts will not have a material adverse effect on our business. Future changes to permits or regulatory requirements under the Clean Water Act, however, could adversely affect our business.

Safe Drinking Water Act (SDWA)

Our E&P underground injection operations are subject to the SDWA, as well as analogous state laws and regulations. Under the SDWA, the EPA established the underground injection control or UIC program, which includes requirements for permitting, testing, monitoring, record keeping, and reporting of injection well activities, as well as a prohibition against the migration of fluid containing any contaminant into underground sources of drinking water. State regulations require us to obtain a permit from the applicable regulatory agencies to operate our underground injection wells. We believe that we have obtained the necessary permits from these agencies for our underground injection wells and that we are in substantial compliance with permit conditions and state rules. Although we monitor the injection process of our wells, any leakage from the subsurface portions of the injection wells could cause degradation of fresh groundwater resources, potentially resulting in suspension of our UIC permit, issuance of fines and penalties from governmental agencies, incurrence of expenditures for remediation of the affected resource and imposition of liability by third parties for property damages and personal injuries. In addition, our sales of residual crude oil collected as part of the saltwater injection process could impose liability on us in the event that the entity to which the oil was transferred fails to manage and, as necessary, dispose of residual crude oil in accordance with applicable environmental and occupational health and safety laws.

Oil Pollution Act of 1990 (OPA)

The OPA, as amended, establishes strict liability for owners and operators of facilities that are the site of a release of oil into the waters of the U.S. The OPA also imposes ongoing requirements on owners or operators of facilities that handle certain quantities of oil, including the preparation of oil spill response plans and proof of financial responsibility to cover environmental clean-up and restoration costs that could be incurred in conjunction with an oil spill. We handle oil at many of our facilities, and if a release of oil into the waters of the U.S. occurred at one of our facilities, we could be liable for cleanup costs and damages under the OPA.

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

We may handle hazardous substances within the meaning of CERCLA, or similar state statutes, in the course of our ordinary operations and, as a result, may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites at which these hazardous substances have been released into the environment. If we were found to be a responsible party for a CERCLA cleanup, the enforcing agency could hold us, or any other generator, transporter or the owner or operator of the contaminated facility, responsible for all investigative and remedial costs, even if others were also liable. Under such laws, we could be required to remove previously disposed substances and wastes (including substances disposed of or released by prior owners or operators) or remediate contaminated property (including groundwater contamination, whether from prior owners or operators or other historic activities or spills). These laws may also require us to conduct natural resource damage assessments and pay penalties for such damages. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances or other pollutants into the environment. These laws and regulations may also expose us to liability for our acts that were in compliance with applicable laws at the time the acts were performed.

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

Petroleum hydrocarbons and other substances and wastes arising from E&P-related activities have been disposed of or released on or under many of our sites. At some of our facilities, we have conducted and continue to conduct monitoring or remediation of known soil and groundwater contamination, and we will continue to perform such monitoring and remediation of known contamination, including any post remediation groundwater monitoring that may be required, until the appropriate regulatory standards have been achieved. These monitoring and remediation efforts are usually overseen by state environmental regulatory agencies.

The Clean Air Act

The Clean Air Act, or CAA, generally, through state implementation of federal requirements, regulates emissions of air pollutants from emissions sources, including certain landfills and oilfield waste facilities, based on factors such as the date of the construction and tons per year of emissions of regulated pollutants. The CAA and analogous state laws require permits for and impose other restrictions on facilities that have the potential to emit substances into the atmosphere above certain specified quantities or in a manner that could adversely affect environmental quality. Failure to obtain a permit or to comply with permit requirements could result in the imposition of substantial administrative, civil and even criminal penalties.

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

We do not believe that any of our oilfield waste operations are subject to CAA permitting or regulatory requirements for major sources of air emissions, but some of our facilities are subject to state “minor source” air permitting requirements and other state regulatory requirements for air emissions. In addition, our customers’ operations may be subject to existing and future CAA permitting and regulatory requirements that could have a material effect on their operations. For example, on April 17, 2012, the EPA approved new CAA rules requiring additional emissions controls and practices for oil and natural gas production wells, including wells that are the subject of hydraulic fracturing operations. These rules may increase the costs to our customers of developing and producing hydrocarbons, and as a result, may have an indirect and adverse effect on the amount of oilfield waste delivered to our facilities by our customers.

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

Climate Change Laws and Regulations

On September 27, 2006, California enacted AB 32, the Global Warming Solutions Act of 2006, which established the first statewide program in the United States to limit greenhouse gas, or GHG, emissions and impose penalties for non-compliance. Because landfill and collection operations emit GHGs, our operations in California are subject to regulations issued under AB 32. The California Air Resources Board, or CARB, has taken, and plans to take, various actions to implement AB 32, including the approval in December 2008 of an AB 32 Scoping Plan summarizing the main GHG-reduction strategies for California. CARB approved a landfill methane control measure, which became effective in June 2010, and this measure requires that certain uncontrolled landfills install gas collection and control systems and also sets operating standards for gas collection and control systems. In addition, CARB approved in December 2010 and revised in October 2011 regulations implementing a GHG cap-and-trade program, which began imposing compliance obligations in January 2013.

State climate change laws could also affect our non-California operations. For example, the Western Climate Initiative, which once included seven states and four Canadian provinces, has developed GHG reduction strategies, among them a GHG cap-and-trade program.

The EPA’s regulation of GHG emissions under its CAA authority may also impact our operations. In 2009, the EPA made an endangerment finding allowing GHGs to be regulated under the CAA. The CAA requires stationary sources of air pollution to obtain New Source Review, or NSR, permits prior to construction and, in some cases, Title V operating permits. Pursuant to the EPA’s rulemakings and interpretations, certain Title V and NSR Prevention of Significant Deterioration, or PSD, permits issued on or after January 2, 2011, must address GHG emissions. As a result, new or modified emissions sources may be required to install Best Available Control Technology to limit GHG emissions. The EPA may in the future promulgate CAA New Source Performance Standards, or NSPS, applicable to landfills. The EPA’s Mandatory Greenhouse Gas Reporting Rule sets monitoring, recordkeeping, and reporting requirements applicable to certain landfills and other entities.

Regulation of GHG emissions from oil and gas E&P operations may also increase the costs to our customers of developing and producing hydrocarbons, and as a result, may have an indirect and adverse effect on the amount of oilfield waste delivered to our facilities by our customers. For example, a group of state attorneys general petitioned EPA in December 2012 requesting that EPA set methane emissions standard for the oil and gas sector pursuant to its CAA authority.

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

Hydraulic Fracturing Regulation

We do not conduct hydraulic fracturing operations, but we do provide treatment, recovery and disposal services with respect to the fluids used and wastes generated by our customers in such operations, which are often necessary to drill and complete new wells and maintain existing wells. Recently, there has been increased public concern regarding the alleged potential for hydraulic fracturing to adversely affect drinking water supplies, and proposals have been made to enact separate federal legislation or legislation at the state and local government levels that would increase the regulatory burden imposed on hydraulic fracturing. Bills and regulations have been proposed and/or adopted at the federal, state and local levels that would regulate, restrict or prohibit hydraulic fracturing operations or require the reporting and public disclosure of chemicals used in the hydraulic fracturing process. Additionally, the EPA is currently studying the environmental impacts of hydraulic fracturing, including the impacts resulting from the treatment and disposal of E&P wastes associated with the hydraulic fracturing process. This study, expected to be completed in 2014, could result in increased regulation of hydraulic fracturing and new rules regarding the treatment and disposal of E&P wastes associated with fracturing.

Presently, hydraulic fracturing is regulated primarily at the state level, typically by state oil and natural gas commissions and similar agencies. Several states, including Louisiana, New Mexico, North Dakota, Oklahoma, Texas and Wyoming, where we conduct business, have adopted or proposed laws and/or regulations to require oil and natural gas operators to disclose information concerning their operations, which could result in increased public scrutiny.

If new federal, state or local laws or regulations that significantly restrict hydraulic fracturing are adopted, such legal requirements could result in delays, eliminate certain drilling and injection activities and make it more difficult or costly for our customers to perform fracturing. Any such regulations limiting or prohibiting hydraulic fracturing could reduce oil and natural gas exploration and production activities by our customers and, therefore, adversely affect our business. Such laws or regulations could also materially increase our costs of compliance.

Flow Control/Interstate Waste Restrictions

Certain permits and approvals and state and local regulations may limit a landfill’s or transfer station’s ability to accept waste that originates from specified geographic areas, import out-of-state waste or wastes originating outside the local jurisdictions or otherwise discriminate against non-local waste. These restrictions, generally known as flow control restrictions, are controversial, and some courts have held that some state and local flow control schemes violate constitutional limits on state or local regulation of interstate commerce, while other state and local flow control schemes do not. Certain state and local jurisdictions may seek to enforce flow control restrictions through local legislation or contractually. These actions could limit or prohibit the importation of wastes originating outside of local jurisdictions or direct that wastes be handled at specified facilities. Such actions could adversely affect our transfer stations and landfills. These restrictions could also result in higher disposal costs for our collection operations. If we were unable to pass such higher costs through to our customers, our business, financial condition and operating results could be adversely affected.

State and Local Regulations

Each state in which we now operate or may operate in the future has laws and regulations governing the generation, storage, treatment, handling, transportation and disposal of solid waste, oilfield waste, occupational safety and health, water and air pollution and, in most cases, the siting, design, operation, maintenance, closure and post-closure maintenance of landfills and transfer stations. State and local permits and approval for these operations may be required and may be subject to periodic renewal, modification or revocation by the issuing agencies. In addition, many states have adopted statutes comparable to, and in some cases more stringent than, CERCLA. These statutes impose requirements for investigation and cleanup of contaminated sites and liability for costs and damages associated with such sites, and some provide for the imposition of liens on property owned by responsible parties.

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

E&P waste treatment, recovery and disposal operations are also regulated at the state level. For example, in Louisiana, the Louisiana Department of Natural Resources, or LDNR is responsible for regulating and permitting all oil and natural gas activities in the state, including E&P waste treatment and disposal operations, such as injection wells, land treatment and disposal facilities and transfer stations. As an example of the impact state regulations can have, in November 2009, the LDNR amended its regulations allowing operators to reuse certain E&P waste in hydraulic fracturing operations one time before the operators must dispose of the waste, and on June 20, 2010, the LDNR amended its regulations to allow operators to reuse E&P waste from hydraulic fracturing as many times as reasonably feasible. This regulatory action allows operators to, in some cases, forego sending their E&P waste to commercial disposal facilities such as ours, directly impacting our operations in Louisiana. State environmental laws and regulations require that we obtain permits and authorizations prior to the development and operation of E&P waste treatment and storage facilities and in connection with the disposal and transportation of certain types of waste. The applicable regulatory agencies strictly monitor production and disposal practices at all of our facilities. As part of our permitting process, we participate in annual monitoring, internal testing and third-party testing. A breach of such laws or regulations may result in suspension or revocation of necessary permits and authorizations, civil liability and imposition of fines and penalties. Moreover, if we experience a delay in obtaining, are unable to obtain, or suffer the revocation of required permits, we may be unable to serve our customers, our operations may be interrupted, and our growth and revenue may be limited.

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

Insurance

We have a high deductible insurance program for automobile liability, property, general liability, workers’ compensation, employer’s liability claims, employee group health insurance and employment practices liability. Our loss exposure for insurance claims is generally limited to per incident deductibles. Losses in excess of deductible levels are insured subject to policy limits. Under our current insurance program, we carry per incident deductibles of $2 million for automobile liability claims, $1.5 million for workers’ compensation and employer’s liability claims, $1 million ($2 million aggregate) for general liability claims, $250,000 for employee group health insurance and employment practices liability, and primarily $100,000 for property claims. Additionally, we have umbrella policies with insurance companies for automobile liability, general liability and employer’s liability. Since workers’ compensation is a statutory coverage limited by the various state jurisdictions, the umbrella coverage is not applicable. Also, our umbrella policy does not cover property claims, as the insurance limits for these claims are in accordance with the replacement values of the insured property. From time to time, actions filed against us include claims for punitive damages, which are generally excluded from coverage under our liability insurance policies.

We carry environmental protection insurance which has a $250,000 per incident deductible. This insurance policy covers all owned or operated landfills, certain transfer stations and other facilities, subject to the policy terms and conditions. Our policy provides insurance for new pollution conditions that originate after the commencement of our coverage. Pollution conditions existing prior to the commencement of our coverage, if found, could be excluded from coverage.

Financial Surety Bonds

We use financial surety bonds for a variety of corporate guarantees. The financial surety bonds are primarily used for guaranteeing municipal contract performance and providing financial assurances to meet asset closure and retirement requirements under certain environmental regulations. In addition to surety bonds, such guarantees and obligations may also be met through alternative financial assurance instruments, including insurance, letters of credit and restricted asset deposits. At December 31, 2012 and 2011, we had provided customers and various regulatory authorities with surety bonds in the aggregate amount of approximately $277.8 million and $243.3 million, respectively, to secure our asset closure and retirement requirements and $83.7 million and $68.7 million, respectively, to secure performance under collection contracts and landfill operating agreements.

We own a 9.9% interest in a company that, among other activities, issues financial surety bonds to secure landfill final capping, closure and post-closure obligations for companies operating in the solid waste sector, including a portion of our own.

EMPLOYEES

At December 31, 2012, we employed 6,606 employees, of which 847, or approximately 12.8% of our workforce, were employed under collective bargaining agreements, primarily with the Teamsters Union. These employees are subject to labor agreements that are renegotiated periodically. We have 13 collective bargaining agreements covering 471 employees that have expired or are set to expire during 2013. We do not expect any significant disruption in our overall business in 2013 as a result of labor negotiations, employee strikes or organizational efforts.

SEASONALITY

We expect our operating results to vary seasonally, with revenues typically lowest in the first quarter, higher in the second and third quarters and lower in the fourth quarter than in the second and third quarters. This seasonality reflects (a) the lower volume of solid waste generated during the late fall, winter and early spring because of decreased construction and demolition activities during winter months in the U.S., and (b) reduced E&P activity during harsh weather conditions, with expected fluctuation between our highest and lowest quarters of approximately 10% to 13%. In addition, some of our operating costs may be higher in the winter months. Adverse winter weather conditions slow waste collection activities, resulting in higher labor and operational costs. Greater precipitation in the winter increases the weight of collected municipal solid waste, resulting in higher disposal costs, which are calculated on a per ton basis.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning our executive officers as of March 1, 2013:

NAME	AGE	POSITIONS
Ronald J. Mittelstaedt (1)	49	Chief Executive Officer and Chairman
Steven F. Bouck	55	President
Darrell W. Chambliss	48	Executive Vice President and Chief Operating Officer
Worthing F. Jackman	48	Executive Vice President and Chief Financial Officer
David G. Eddie	43	Senior Vice President and Chief Accounting Officer
David M. Hall	55	Senior Vice President – Sales and Marketing
James M. Little	51	Senior Vice President – Engineering and Disposal
Matthew S. Black	40	Vice President and Chief Tax Officer
Eric O. Hansen	48	Vice President – Chief Information Officer
Scott I. Schreiber	56	Vice President – Disposal Operations
Patrick J. Shea	42	Vice President, General Counsel and Secretary
Gregory Thibodeaux	46	Vice President – Maintenance and Fleet Management
Mary Anne Whitney	49	Vice President – Finance
Richard K. Wojahn	55	Vice President – Business Development

(1)	Member of the Executive Committee of the Board of Directors.

Ronald J. Mittelstaedt has been Chief Executive Officer and a director of Waste Connections since the company was formed, and was elected Chairman in January 1998. Mr. Mittelstaedt also served as President from Waste Connections’ formation through August 2004. Mr. Mittelstaedt has more than 24 years of experience in the solid waste industry. Mr. Mittelstaedt holds a B.A. degree in Business Economics with a finance emphasis from the University of California at Santa Barbara.

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

Darrell W. Chambliss has been Executive Vice President and Chief Operating Officer of Waste Connections since October 2003. From October 1, 1997, to that date, Mr. Chambliss served as Executive Vice President – Operations. Mr. Chambliss has more than 23 years of experience in the solid waste industry. Mr. Chambliss holds a B.S. degree in Business Administration from the University of Arkansas.

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

David G. Eddie has been Senior Vice President and Chief Accounting Officer of Waste Connections since January 2011. From February 2010 to that date, Mr. Eddie served as Vice President – Chief Accounting Officer. From March 2004 to February 2010, Mr. Eddie served as Vice President – Corporate Controller. From April 2003 to February 2004, Mr. Eddie served as Vice President – Public Reporting and Compliance. From May 2001 to March 2003, Mr. Eddie served as Director of Finance. Mr. Eddie served as Corporate Controller for International Fibercom, Inc. from April 2000 to May 2001. From September 1999 to April 2000, Mr. Eddie served as Waste Connections’ Manager of Financial Reporting. From September 1994 to September 1999, Mr. Eddie held various positions, including Audit Manager, for PricewaterhouseCoopers LLP. Mr. Eddie is a Certified Public Accountant and holds a B.S. degree in Accounting from California State University, Sacramento.

David M. Hall has been Senior Vice President – Sales and Marketing of Waste Connections since October 2005. From August 1998 to that date, Mr. Hall served as Vice President – Business Development. Mr. Hall has more than 25 years of experience in the solid waste industry with extensive operating and marketing experience in the Western U.S. Mr. Hall received a B.S. degree in Management and Marketing from Missouri State University.

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

Matthew S. Black has been Vice President and Chief Tax Officer of Waste Connections since March 2012. From December 2006 to that date, Mr. Black served as Executive Director of Taxes. Mr. Black served as Tax Director for The McClatchy Company from April 2001 to November 2006, and served as Tax Manager from December 2000 to March 2001. From January 1994 to November 2000, Mr. Black held various positions, including Tax Manager, for PricewaterhouseCoopers LLP. Mr. Black is a Certified Public Accountant and holds a B.S. degree in Accounting and M.S. degree in Taxation from California State University, Sacramento.

Eric O. Hansen has been Vice President – Chief Information Officer of Waste Connections since July 2004. From January 2001 to that date, Mr. Hansen served as Vice President – Information Technology. From April 1998 to December 2000, Mr. Hansen served as Director of Management Information Systems. Mr. Hansen holds a B.S. degree from Portland State University.

Scott I. Schreiber has been Vice President – Disposal Operations of Waste Connections since February 2009. From October 1998 to that date, Mr. Schreiber served as Director of Landfill Operations. Mr. Schreiber has more than 33 years of experience in the solid waste industry. From September 1993 to September 1998, Mr. Schreiber served as corporate Director of Landfill Development and corporate Director of Environmental Compliance for Allied Waste Industries, Inc. From August 1988 to September 1993, Mr. Schreiber served as Regional Engineer (Continental Region) and corporate Director of Landfill Development for Laidlaw Waste Systems Inc. From June 1979 to August 1988, Mr. Schreiber held several managerial and technical positions in the solid waste and environmental industry. Mr. Schreiber holds a B.S. degree in Chemistry from the University of Wisconsin at Parkside.

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

Gregory Thibodeaux has been Vice President – Maintenance and Fleet Management of Waste Connections since January 2011. From January 2000 to that date, Mr. Thibodeaux served as Director of Maintenance. Mr. Thibodeaux has more than 27 years of experience in the solid waste industry having held various management positions with Browning Ferris Industries, Sanifill, and USA Waste Services, Inc. Before coming to Waste Connections, Mr. Thibodeaux served as corporate Director of Maintenance for Texas Disposal Systems.

Mary Anne Whitney has been Vice President—Finance of Waste Connections since March 2012. From November 2006 to that date, Ms. Whitney served as Director of Finance. Ms. Whitney held various finance positions for Wheelabrator Technologies from 1990 to 2001. Ms. Whitney holds a B.A. degree in Economics from Georgetown University and an M.B.A. in Finance from New York University Stern School of Business.

Richard K. Wojahn has been Vice President – Business Development of Waste Connections since February 2009. From September 2005 to that date, Mr. Wojahn served as Director of Business Development. Mr. Wojahn served as Vice President of Operations for Mountain Jack Environmental Services, Inc. (which was acquired by Waste Connections in September 2005) from January 2004 to September 2005. Mr. Wojahn has more than 31 years of experience in the solid waste industry having held various management positions with Waste Management, Inc. and Allied Waste Industries, Inc. Mr. Wojahn attended Western Illinois University.

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

ITEM 1A. RISK FACTORS

Certain statements contained in this Annual Report on Form 10-K are forward-looking in nature, including statements related to our ability to obtain additional exclusive arrangements, our ability to generate internal growth, our ability to generate free cash flow and reduce our leverage, our ability to provide adequate cash to fund our operating activities, our ability to draw on our credit facility or raise additional capital, the impact of global economic conditions on our volume, business and results of operations, the effects of landfill special waste projects on volume results, the effects of seasonality on our business and results of operations, demand for recyclable commodities and recyclable commodity pricing, our ability to grow through acquisitions and our expectations with respect to the impact of acquisitions on our expected revenues and expenses, our ability to expand permitted capacity at landfills we own or operate, the impact of the relocation of our corporate headquarters to The Woodlands, Texas, our expectations with respect to capital expenditures, and our expectations with respect to the purchase of fuel and fuel prices. These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates,” or the negative thereof or comparable terminology, or by discussions of strategy.

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

Risks Related to Our Business

Our acquisitions may not be successful, which may reduce the anticipated benefit from acquired businesses.

Even if we are able to make acquisitions on advantageous terms and are able to integrate them successfully into our operations and organization, some acquisitions may not fulfill our anticipated financial or strategic objectives in a given market due to factors that we cannot control, such as market position, competition, customer base, loss of key employees, third party legal challenges or governmental actions. For example, see the discussion regarding the Solano County, California Measure E/Landfill Expansion Litigation under the “Legal Proceedings” section of Note 11 of our consolidated financial statements included in Item 8 of this report. In addition, we may change our strategy with respect to a market or acquired businesses and decide to sell such operations at a loss, or keep those operations and recognize an impairment of goodwill and/or intangible assets. Similar risks may affect contracts that we are awarded to operate municipally-owned assets, such as landfills. For example, see the discussion regarding the Colonie, New York Landfill Privatization Litigation under the “Legal Proceedings” section of Note 11 of our consolidated financial statements included in Item 8 of this report.

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

Our indebtedness could adversely affect our financial condition and limit our financial flexibility.

As of December 31, 2012, we had approximately $2.2 billion of total indebtedness outstanding, and we may incur additional debt in the future. This amount of indebtedness could:

•	increase our vulnerability to general adverse economic and industry conditions or increases in interest rates;

•	limit our ability to obtain additional financing or refinancings at attractive rates;

•	require the dedication of a substantial portion of our cash flow from operations to the payment of principal of, and interest on, our indebtedness, thereby reducing the availability of such cash flow to fund our growth strategy, working capital, capital expenditures, dividends, share repurchases and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry; and

•	place us at a competitive disadvantage relative to our competitors with less debt.

Further, our outstanding indebtedness is subject to financial and other covenants, which may be affected by changes in economic or business conditions or other events that are beyond our control. If we fail to comply with the covenants under any of our indebtedness, we may be in default under the loan, which may entitle the lenders to accelerate the debt obligations. A default under one of our loans could result in cross-defaults under our other indebtedness. In order to avoid defaulting on our indebtedness, we may be required to take actions such as reducing or delaying capital expenditures, reducing or eliminating dividends or stock repurchases, selling assets, restructuring or refinancing all or part of our existing debt, or seeking additional equity capital, any of which may not be available on terms that are favorable to us, if at all.

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

Our ability to access the capital markets may be severely restricted at a time when we would like, or need, to do so. While we expect we will be able to fund some of our acquisitions with our existing resources, additional financing to pursue additional acquisitions may be required. However, if market conditions deteriorate, we may be unable to secure additional financing or any such additional financing may be available to us on unfavorable terms, which could have an impact on our flexibility to pursue additional acquisition opportunities. In addition, disruptions in the capital and credit markets could adversely affect our ability to draw on our credit facility or raise other capital. Our access to funds under the credit facility is dependent on the ability of the banks that are parties to the facility to meet their funding commitments. Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.

Our industry is highly competitive and includes larger and better capitalized companies, companies with lower prices, return expectations or other advantages, and governmental service providers, which could adversely affect our ability to compete and our operating results.

Our industry is highly competitive and requires substantial labor and capital resources. Some of the markets in which we compete or will likely compete are served by one or more large, national companies, as well as by regional and local companies of varying sizes and resources, some of which we believe have accumulated substantial goodwill in their markets. Some of our competitors may also be better capitalized than we are, have greater name recognition than we do, or be able to provide or be willing to bid their services at a lower price than we may be willing to offer. In addition, existing and future competitors may develop or offer services or new technologies, new facilities or other advantages. Our inability to compete effectively could hinder our growth or negatively impact our operating results.

In solid waste, we also compete with counties, municipalities and solid waste districts that maintain or could in the future choose to maintain their own waste collection and disposal operations, including through the implementation of flow control ordinances or similar legislation. These operators may have financial advantages over us because of their access to user fees and similar charges, tax revenues and tax-exempt financing. In E&P waste, customers in certain markets may also decide to use internal disposal methods for the treatment and disposal of their waste. To the extent that oil production companies elect not to outsource their E&P waste disposal, our results may be affected.

We may lose contracts through competitive bidding, early termination or governmental action.

We derive a significant portion of our revenues from market areas where we have exclusive arrangements, including franchise agreements, municipal contracts and G Certificates. Many franchise agreements and municipal contracts are for a specified term and are, or will be, subject to competitive bidding in the future. For example, we have approximately 306 contracts, representing approximately 3.7% of our annual revenues, which are set for expiration or automatic renewal on or before December 31, 2013. Although we intend to bid on additional municipal contracts and franchise agreements, we may not be the successful bidder. In addition, some of our customers, including municipalities, may terminate their contracts with us before the end of the terms of those contracts. Similar risks may affect contracts that we are awarded to operate municipally-owned assets, such as landfills. For example, see the discussion regarding the Madera County, California Materials Recovery Facility Contract Litigation under the “Legal Proceedings” section of Note 11 of our consolidated financial statements included in Item 8 of this report.

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

We seek to secure price increases necessary to offset increased costs, to improve operating margins and to obtain adequate returns on our deployed capital. Contractual, general economic, competitive or market-specific conditions may limit our ability to raise prices. As a result of these factors, we may be unable to offset increases in costs, improve operating margins and obtain adequate investment returns through price increases. We may also lose volume to lower-price competitors.

Economic downturns adversely affect operating results.

Negative effects of a weak economy include decreases in volume generally associated with the drilling and construction industries, reduced personal consumption and declines in recycled commodity prices. In an economic slowdown, we also experience the negative effects of increased competitive pricing pressure, customer turnover, and reductions in customer service requirements. Worsening economic conditions or a prolonged or recurring economic recession could adversely affect our operating results and expected seasonal fluctuations. Further, we cannot assure you that an improvement in economic conditions after such a downturn will result in an immediate, if at all positive, improvement in our operating results or cash flows.

Our results are vulnerable to economic conditions and seasonal factors affecting the regions in which we operate.

Our business and financial results would be harmed by downturns in the general economy of the regions in which we operate and other factors affecting those regions, such as state regulations affecting the waste services industry and severe weather conditions. Based on historic trends, we expect our operating results to vary seasonally, with revenues typically lowest in the first quarter, higher in the second and third quarters, and lower in the fourth quarter than in the second and third quarters. We expect the fluctuation in our revenues between our highest and lowest quarters to be approximately 10% to 13%. This seasonality reflects the lower volume of solid waste generated during the late fall, winter and early spring because of decreased construction and demolition activities during the winter months in the U.S., and reduced E&P activity during harsh weather conditions. Conversely, mild winter weather conditions may reduce demand for oil and natural gas, which may cause our customers to curtail their drilling programs, which could result in production of lower volumes of E&P waste. In addition, some of our operating costs may be higher in the winter months. Adverse winter weather conditions slow waste collection activities, resulting in higher labor and operational costs. Greater precipitation in the winter increases the weight of collected waste, resulting in higher disposal costs, which are calculated on a per ton basis. Because of these factors, we expect operating income to be generally lower in the winter months, and our stock price may be negatively affected by these variations.

The E&P waste disposal business depends on oil and gas prices and the level of drilling and production activity in the basins in which we operate.

The demand for our services in our markets may be adversely affected if drilling activity slows due to industry conditions beyond our control. We depend on our customers’ willingness to make operating and capital expenditures to develop and produce oil and natural gas in the U.S. This may be affected by a variety of factors, including: the supply of and demand for oil and natural gas, oil and natural gas prices, expectations for oil and natural gas prices, production rates, development, production and transportation costs, discovery rates, regulations, domestic and worldwide economic conditions, credit markets, and political stability. These factors introduce greater volatility to our revenues and operating margins for this business, and the impact will vary depending on the basin.

We have limited experience in running an E&P waste treatment, recovery and disposal business.

In 2012, we acquired the non-hazardous E&P waste treatment, recovery and disposal businesses of R360, which are included in what we refer to as our E&P waste business. Our E&P waste business is expected to account for approximately 15% of our revenues. While we have conducted limited E&P waste treatment and disposal prior to the R360 acquisition, the E&P waste business is outside of our historical core business of municipal solid waste. We expect revenues and operating margins, as well as customer demand, for our E&P waste business to be more volatile than our historical MSW business. If we are unable to effectively manage this business, or if we do not adequately anticipate the volatility of this business, our financial condition and results of operations may suffer.

Our E&P waste business is dependent upon the willingness of our customers to outsource their waste management activities.

Our E&P waste business is largely dependent on the willingness of customers to outsource their waste management activities generally, and to us specifically rather than to our competitors. Currently, many oil and natural gas producing companies own and operate waste treatment, recovery and disposal facilities. In addition, most oilfield operators, including many of our customers, have numerous abandoned wells that could be licensed for use in the disposition of internally generated waste and third-party waste in competition with us, as well as access to technologies that could be used to recover oil through oilfield waste processing. Production companies in the industries we service, including our current customers, could decide to process and dispose of their waste internally for any reason, which could have a material adverse effect on our financial position, results of operations and cash flows.

Changes in laws or government regulations regarding hydraulic fracturing could increase our customers’ costs of doing business and reduce oil and gas production by our customers, which could adversely impact our business.

We do not conduct hydraulic fracturing operations, but we do provide treatment, recovery and disposal services with respect to the fluids used and wastes generated by our customers in such operations, which are often necessary to drill and complete new wells and maintain existing wells. Recently, there has been increased public concern regarding the alleged potential for hydraulic fracturing to adversely affect drinking water supplies, and proposals have been made to enact separate federal, state and local legislation that would increase the regulatory burden imposed on hydraulic fracturing. Bills and regulations have been proposed and/or adopted at the federal, state, and local levels that would regulate, restrict, or prohibit hydraulic fracturing operations or require the reporting and public disclosure of chemicals used in the hydraulic fracturing process. Additionally, the EPA is currently studying the environmental impacts of hydraulic fracturing, including the impacts resulting from the treatment and disposal of E&P wastes associated with the hydraulic fracturing process. This study, expected to be completed in 2014, could result in increased regulation of hydraulic fracturing and new rules regarding the treatment and disposal of E&P wastes associated with fracturing.

Presently, hydraulic fracturing is regulated primarily at the state level, typically by state oil and natural gas commissions and similar agencies. Several states where we conduct business, including Louisiana, New Mexico, North Dakota, Oklahoma, Texas and Wyoming, have adopted or proposed laws and/or regulations to require oil and natural gas operators to disclose information concerning their operations, which could result in increased public scrutiny.

If new federal, state, or local laws or regulations that significantly restrict hydraulic fracturing are adopted, such legal requirements could result in delays, eliminate certain drilling and injection activities, and make it more difficult or costly for our customers to perform fracturing. Any such regulations limiting or prohibiting hydraulic fracturing could reduce oil and natural gas E&P activities by our customers and, therefore, adversely affect our business. Such laws or regulations could also materially increase our costs of compliance and doing business by more strictly regulating how hydraulic fracturing wastes are handled or disposed.

Our E&P waste business could be adversely affected by changes in laws regulating E&P waste.

We believe that the demand for our services is directly related to the regulation of E&P waste. In particular, the RCRA, which governs the disposal of solid and hazardous waste, currently exempts certain E&P wastes from classification as hazardous wastes. In recent years, proposals have been made to rescind this exemption from RCRA. For example, in September 2010 an environmental group filed a petition with the EPA requesting reconsideration of this RCRA exemption. To date, the EPA has not taken any action on the petition. If the exemption covering E&P wastes is repealed or modified, or if the regulations interpreting the rules regarding the treatment or disposal of this type of waste were changed, our operations could face significantly more stringent regulations, permitting requirements, and other restrictions, which could have a material adverse effect on our business.

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

Increases in the price of diesel fuel may adversely affect our collection business and reduce our operating margins.

The market price of diesel fuel is volatile and has risen substantially in recent years. We generally purchase diesel fuel at market prices, and such prices have fluctuated significantly. A significant increase in our fuel cost could adversely affect our waste collection business and reduce our operating margins and reported earnings. To manage a portion of this risk, we have entered into fuel hedge agreements related to forecasted diesel fuel purchases and may also enter into fixed-price fuel purchase contracts. During periods of falling diesel fuel prices, our hedge payable positions may increase and it may become more expensive to purchase fuel under fixed-price fuel purchase contracts than at market prices.

Increases in labor and disposal and related transportation costs could impact our financial results.

Our continued success will depend on our ability to attract and retain qualified personnel. We compete with other businesses in our markets for qualified employees. From time to time, the labor supply is tight in some of our markets. A shortage of qualified employees would require us to enhance our wage and benefits packages to compete more effectively for employees, to hire more expensive temporary employees or to contract for services with more expensive third-party vendors. Labor is one of our highest costs and relatively small increases in labor costs per employee could materially affect our cost structure. If we fail to attract and retain qualified employees, control our labor costs during periods of declining volumes, or recover any increased labor costs through increased prices we charge for our services or otherwise offset such increases with cost savings in other areas, our operating margins could suffer. Moreover, our E&P waste business will expose us to the cyclical variations in demand that are particular to the development and production of oil and gas in the U.S. Periods of high demand could create corresponding shortages of quality employees and significantly increase our labor costs. Disposal and related transportation costs are our second highest cost category. If we incur increased disposal and related transportation costs to dispose of waste, and if, in either case, we are unable to pass these costs on to our customers, our operating results would suffer.

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

We could face significant withdrawal liability if we withdraw from participation in one or more multiemployer pension plans in which we participate and the accrued pension benefits are not fully funded.

We participate in various “multiemployer” pension plans administered by employee and union trustees. We make periodic contributions to these plans to fund pension benefits for our union employees pursuant to our various contractual obligations to do so. In the event that we withdraw from participation in or otherwise cease our contributions to one of these plans, then applicable law regarding withdrawal liability could require us to make additional contributions to the plan if the accrued benefits are not fully funded, and we would have to reflect that “withdrawal liability” as an expense in our consolidated statement of operations and as a liability on our consolidated balance sheet. Our withdrawal liability for any multiemployer plan would depend on the extent to which accrued benefits are funded. In the ordinary course of our renegotiation of collective bargaining agreements with labor unions that participate in these plans, we may decide to discontinue participation in a multiemployer plan, and in that event, we could face withdrawal liability. Some multiemployer plans in which we participate may from time to time have significant accrued benefits that are not funded. The size of our potential withdrawal liability may be affected by the level of unfunded accrued benefits, the actuarial assumptions used by the plan and the investment gains and losses experienced by the plan.

Increases in insurance costs and the amount that we self-insure for various risks could reduce our operating margins and reported earnings.

We maintain high deductible insurance policies for automobile, general, employer’s, environmental and directors’ and officers’ liability as well as for employee group health insurance, property insurance and workers’ compensation. We carry umbrella policies for certain types of claims to provide excess coverage over the underlying policies and per incident deductibles. The amounts that we effectively self-insure could cause significant volatility in our operating margins and reported earnings based on the event and claim costs of incidents, accidents, injuries and adverse judgments. Our insurance accruals are based on claims filed and estimates of claims incurred but not reported and are developed by our management with assistance from our third-party actuary and our third-party claims administrator. To the extent these estimates are inaccurate, we may recognize substantial additional expenses in future periods that would reduce operating margins and reported earnings. From time to time, actions filed against us include claims for punitive damages, which are generally excluded from coverage under all of our liability insurance policies. A punitive damage award could have an adverse effect on our reported earnings in the period in which it occurs. Significant increases in premiums on insurance that we retain also could reduce our margins.

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

We may be liable for any environmental damage that our current or former facilities cause, including damage to neighboring landowners or residents, particularly as a result of the contamination of soil, groundwater or surface water, and especially drinking water, or to natural resources. We may be liable for damage resulting from conditions existing before we acquired these facilities. We may also be liable for any on-site environmental contamination caused by pollutants or hazardous substances whose transportation, treatment or disposal we or our predecessors arranged or conducted. Some environmental laws and regulations may impose strict, joint and several liability in connection with releases of regulated substances into the environment. Therefore, in some situations we could be exposed to liability as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, third parties. If we were to incur liability for environmental damage, environmental cleanups, corrective action or damage not covered by insurance or in excess of the amount of our coverage, our financial condition or operating results could be materially adversely affected.

Laws protecting the environment generally have become more stringent over time. We expect this trend to continue, which could lead to material increases in our costs for future environmental compliance and remediation, and could adversely affect our operations by restricting the way in which we treat and dispose of E&P or other waste or our ability to expand our business.

Our accruals for our landfill site closure and post-closure costs may be inadequate.

We are required to pay capping, closure and post-closure maintenance costs for landfill sites that we own and operate. We are also required to pay capping, closure and post-closure maintenance costs for five of our six operated landfills for which we have life-of-site agreements. Our obligations to pay closure or post-closure costs may exceed the amount we have accrued and reserved and other amounts available from funds or reserves established to pay such costs. In addition, the completion or closure of a landfill site does not end our environmental obligations. After completion or closure of a landfill site, there exists the potential for unforeseen environmental problems to occur that could result in substantial remediation costs. Paying additional amounts for closure or post-closure costs and/or for environmental remediation could harm our financial condition or operating results.

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

In accordance with U.S. generally accepted accounting principles, we capitalize some expenditures and advances relating to landfill development projects. We expense indirect costs such as executive salaries, general corporate overhead and other corporate services as we incur those costs. We charge against earnings any unamortized capitalized expenditures and advances (net of any amount that we estimate we will recover, through sale or otherwise) that relate to any operation that is permanently shut down or determined to be impaired and any landfill development project that we do not expect to complete. For example, if we are unsuccessful in our attempts to obtain or defend permits that we are seeking or have been awarded to operate or expand a landfill, we will no longer generate anticipated income from the landfill and we will be required to expense in a future period the amount of capitalized expenditures related to the landfill or expansion project, less the recoverable value of the property and other amounts recovered. Additionally, we may incur increased operating expenses to dispose of the previously internalized waste that would need to be transported to another disposal location. Any such charges could have a material adverse effect on our results of operations for that period and could decrease our stock price. For example, see the discussion regarding the Chaparral, New Mexico Landfill Permit Litigation, the Harper County, Kansas Permit Litigation and the Solano County, California Measure E/Landfill Expansion Litigation under the “Legal Proceedings” section of Note 11 of our consolidated financial statements included in Item 8 of this report.

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

Our financial results could be adversely affected by impairments of goodwill or indefinite-lived intangibles.

As a result of our acquisition strategy, we have a material amount of goodwill and indefinite-lived intangibles recorded in our financial statements. We do not amortize our existing goodwill or indefinite-lived intangibles and are required to test goodwill and indefinite-lived intangibles for impairment annually using the two-step process prescribed in the accounting guidance for intangibles. The first step is a screen for potential impairment, using either a qualitative or quantitative assessment, while the second step measures the amount of the impairment, if any. We perform the first step of the required impairment tests of goodwill and indefinite-lived intangible assets annually using a quantitative assessment.

We have an indefinite-lived intangible asset related to an operating permit at our MRF facility in the Albany, NY market (“Sierra Processing”) with a carrying value of $42.2 million at December 31, 2012 that experienced a decline in its estimated fair value in 2012 due to both decreases in revenue from reductions in market prices for recyclable commodities and increases in logistics and processing expenses. We have developed and commenced implementing plans for cost controls and operating efficiencies in order to decrease per ton processing costs at Sierra Processing. If we are unable to successfully implement our plans for cost controls and operating efficiencies at Sierra Processing, or if future market prices and volume increases at Sierra Processing are significantly less than our expectations, we may be required to recognize an impairment charge on this indefinite-lived intangible asset of up to approximately $22 million. This impairment charge could increase if per ton processing costs at Sierra Processing increase or if revenues continue to decline due to lower recyclable commodity volumes and/or lower market prices.

We cannot assure you that our remaining indefinite-lived intangible assets, or our goodwill, will not be impaired at any time in the future. If, as a result of performing impairment tests, we are required to write down any of our goodwill or indefinite-lived intangible assets, our operating results would be negatively impacted.

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

Our implementation of and compliance with changes in accounting rules and interpretations could adversely affect our operating results or cause unanticipated fluctuations in our results in future periods. The accounting rules and regulations that we must comply with are complex and continually changing. Recent actions and public comments from the SEC have focused on the integrity of financial reporting generally. The Financial Accounting Standards Board, or FASB, has recently introduced several new or proposed accounting standards, or is developing new proposed standards, which would represent a significant change from current industry practices. For example, the proposed derivatives guidance would change the overall accounting for hedges by requiring only a qualitative assessment of hedge effectiveness at inception and reassessments only under certain circumstances. The proposed guidance also eliminates the short cut and critical terms match methods to attain hedge effectiveness. Additionally, the proposed lease accounting pronouncement would change the accounting for operating leases by requiring a “right-of-use-asset” to be recorded on the balance sheet as well as a corresponding liability for the obligation to pay lease rentals. The proposed guidance also changes how lease expense is recognized in the income statement; depending on the type of lease, the new guidance may require more expense to be recorded in the initial years of the lease.

In addition, many companies’ accounting policies are being subjected to heightened scrutiny by regulators and the public. While our financial statements have been prepared in accordance with U.S. generally accepted accounting principles, we cannot predict the impact of future changes to accounting principles or our accounting policies on our financial statements going forward.

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

We currently own and/or operate 54 landfills. Our ability to meet our financial and operating objectives may depend in part on our ability to acquire, lease, or renew landfill operating permits, expand existing landfills and develop new landfill sites. It has become increasingly difficult and expensive to obtain required permits and approvals to build, operate and expand solid waste management facilities, including landfills and transfer stations. Operating permits for landfills in states where we operate must generally be renewed every five to ten years, although some permits are required to be renewed more frequently. These operating permits often must be renewed several times during the permitted life of a landfill. The permit and approval process is often time consuming, requires numerous hearings and compliance with zoning, environmental and other requirements, is frequently challenged by special interest and other groups, and may result in the denial of a permit or renewal, the award of a permit or renewal for a shorter duration than we believed was otherwise required by law, or burdensome terms and conditions being imposed on our operations. We may not be able to obtain new landfill sites or expand the permitted capacity of our landfills when necessary. Obtaining new landfill sites is important to our expansion into new, non-exclusive markets. If we do not believe that we can obtain a landfill site in a non-exclusive market, we may choose not to enter that market. Expanding existing landfill sites is important in those markets where the remaining lives of our landfills are relatively short. We may choose to forego acquisitions and internal growth in these markets because increased volumes would further shorten the lives of these landfills. Any of these circumstances could adversely affect our operating results.

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

Additionally, public interest and pressure from competing industry segments has caused some trade associations and environmental activists to seek enforcement of laws regulating the flow of solid waste that have not been recently enforced and which, in at least one case, we believe are unconstitutional and otherwise unlawful. For example, see the discussion regarding the Solano County, California Measure E/Landfill Expansion Litigation under the “Legal Proceedings” section of Note 11 of our consolidated financial statements included in Item 8 of this report. If successful, these groups may advocate for the enactment of similar laws in neighboring jurisdictions through local ballot initiatives or otherwise. All such waste disposal laws and regulations are subject to judicial interpretation and review. Court decisions, congressional legislation, and state and local regulation in the waste disposal area could adversely affect our operations.

Our E&P waste business in New Mexico could be adversely impacted if the New Mexico “Pit Rule” is rescinded or relaxed.

In 2008, the New Mexico Oil Conservation Commission, or NMOCC, promulgated Rule 17, also known as the “Pit Rule,” stringently regulating the use of earthen pits by oil and natural gas operators for storing or disposing of drilling fluids and E&P waste. The requirements of the Pit Rule include setback, siting, groundwater separation and other requirements that make the establishment of compliant pits much more difficult. NMOCC amended the Pit Rule in 2009, slightly relaxing the permissible chloride concentrations for onsite disposal of E&P waste, but as a practical matter, the Pit Rule still forecloses the use of pits and onsite disposal as a viable waste management option for many oil and natural gas operators. The Pit Rule, in many cases, forces operators to use closed loop systems, such as the ones that we rent to our customers, to contain drilling fluids and E&P waste. It also frequently requires operators to dispose of E&P wastes at commercial land treatment and disposal facilities, such as some of our New Mexico facilities, that are permitted by the New Mexico Oil Conservation Division, or NMOCD, the agency that administers and enforces NMOCC rules.

On September 30, 2011, an oil and gas industry group proposed amendments to the Pit Rule to the NMOCC. The proposed amendments, if adopted, would likely lead to a significant reduction in both the monetary cost and regulatory burden associated with pit construction and the disposal of E&P waste at well sites. Therefore, these proposed changes have the potential to increase the use of pits for on-site storage and disposal of drilling fluids and E&P waste, reduce the need for closed loop systems and reduce the amount of E&P waste sent to NMOCD permitted disposal sites, such as some of sites that we own and operate in New Mexico. Public hearings on the proposed amendments were conducted by the NMOCC in 2012. The NMOCC will consider comments received during these hearings in evaluating the proposed changes. Moreover, both the original Pit Rule and the 2009 amendment have been challenged in New Mexico State Court. The outcome of this pending litigation remains uncertain. If the original Pit Rule is struck down by the courts, or if the NMOCC adopts amendments to the Pit Rule making it less stringent, the demand for our E&P waste business in New Mexico could be adversely impacted.

Extensive and evolving environmental, health, safety and employment laws and regulations may restrict our operations and growth and increase our costs.

Existing environmental and employment laws and regulations have become more stringently enforced in recent years. Competing industry segments and other interested parties have sought enforcement of laws that local jurisdictions have not recently enforced and which, in at least one case, we believe are unconstitutional and otherwise unlawful. For example, see the discussion regarding the Solano County, California Measure E/Landfill Expansion Litigation under the “Legal Proceedings” section of Note 11 of our consolidated financial statements included in Item 8 of this report. If successful, such groups may advocate for the enactment of similar laws in neighboring jurisdictions through local ballot initiatives or otherwise. In addition, our industry is subject to regular enactment of new or amended federal, state and local environmental and health and safety statutes, regulations and ballot initiatives, as well as judicial decisions interpreting these requirements. These requirements impose substantial capital and operating costs and operational limitations on us and may adversely affect our business. In addition, federal, state and local governments may change the rights they grant to, the restrictions they impose on, or the laws and regulations they enforce against, solid waste and E&P waste services companies, and those changes could restrict our operations and growth.

Climate change regulations may adversely affect operating results.

Governmental authorities and various interest groups have promoted laws and regulations that could limit greenhouse gas, or GHG, emissions due to concerns that GHGs are contributing to climate change. The State of California has already adopted a climate change law, and other states in which we operate are considering similar actions. For example, California enacted AB 32, the Global Warming Solutions Act of 2006, which established the first statewide program in the United States to limit GHG emissions and impose penalties for non-compliance. The California Air Resources Board has taken and plans to take various actions to implement the program, including the approval in December 2008 of an AB 32 Scoping Plan summarizing the main GHG-reduction strategies for California; a landfill methane control measure, which became effective in June 2010; and, in December 2010, a GHG cap-and-trade program which began imposing compliance obligations in 2013. Because landfill and collection operations emit GHGs, our operations in California are subject to regulations issued under AB 32. These regulations increase our costs for those operations and adversely affect our operating results. The Western Climate Initiative, which once included seven states, all of which we operate in, and four Canadian provinces, has also developed GHG reduction strategies, among them a GHG cap-and-trade program. In addition, the EPA made an endangerment finding in 2009 allowing certain GHGs to be regulated under the Clean Air Act. This finding allows the EPA to create regulations that will impact our operations – including imposing emission reporting, permitting, control technology installation, and monitoring requirements, although the materiality of the impacts will not be known until all regulations are finalized. The EPA has already finalized its GHG “reporting rule,” which requires that municipal solid waste landfills and oil and natural gas E&P operations monitor and report GHG emissions. The EPA has also finalized its “tailoring rule,” which imposes certain permitting and control technology requirements upon newly-constructed or modified facilities which emit GHGs over a certain threshold under the Clean Air Act New Source Review Prevention of Significant Deterioration, or NSR PSD, and Title V permitting programs. As a result, NSR PSD or Title V permits issued after January 2, 2011, for new or modified emissions sources may need to address GHG emissions, including by requiring the installation of Best Available Control Technology. Notably, emissions sources may become subject to such permitting requirements under the “tailoring rule” based on their GHG emissions even if their emission of other regulated pollutants would not otherwise trigger permitting requirements. The EPA may in the future promulgate CAA New Source Performance Standards, or NSPS, applicable to landfills. In addition, EPA and the National Highway Transportation Safety Administration promulgated in August 2011 standards to reduce GHG emissions from, and increase the fuel efficiency of, medium- and heavy-duty vehicles. Regulation of GHG emissions from oil and gas E&P operations may also increase the costs to our customers of developing and producing hydrocarbons, and as a result, may have an indirect and adverse effect on the amount of oilfield waste delivered to our facilities by our customers. For example, a group of state attorneys general petitioned EPA in December 2012 requesting that EPA set methane emissions standard for the oil and gas sector pursuant to its CAA authority. These statutes and regulations increase the costs of our operations, and future climate change statutes and regulations may have an impact as well.

Extensive regulations that govern the design, operation and closure of landfills may restrict our landfill operations or increase our costs of operating landfills.

Regulations that govern municipal solid waste landfill design, operation, closure and financial assurances include the regulations that establish minimum federal requirements adopted by the EPA in October 1991 under Subtitle D of RCRA. If we fail to comply with these regulations or their state counterparts, we could be required to undertake investigatory or remedial activities, curtail operations or close such landfills temporarily or permanently. Future changes to these regulations may require us to modify, supplement or replace equipment or facilities at substantial costs. If regulatory agencies fail to enforce these regulations vigorously or consistently, our competitors whose facilities are not forced to comply with the Subtitle D regulations or their state counterparts may obtain an advantage over us. Our financial obligations arising from any failure to comply with these regulations could harm our business and operating results.

Alternatives to landfill disposal may cause our revenues and operating results to decline.

Counties and municipalities in which we operate landfills may be required to formulate and implement comprehensive plans to reduce the volume of municipal solid waste deposited in landfills through waste planning, composting, recycling or other programs. Some state and local governments prohibit the disposal of certain types of wastes, such as yard waste, at landfills. Although such actions are useful to protect our environment, these actions, as well as the actions of our customers to reduce waste or seek disposal alternatives, have reduced and may in the future further reduce the volume of waste going to landfills in certain areas, which may affect our ability to operate our landfills at full capacity and could adversely affect our operating results.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2012, we owned 151 collection operations, 53 transfer stations, 33 municipal solid waste landfills, five E&P waste landfills, five non-municipal solid waste landfills, 38 recycling operations, five intermodal operations, 20 liquid E&P waste injection wells, 15 E&P waste treatment and recovery facilities and 19 oil recovery facilities, and operated, but did not own, an additional 15 transfer stations, nine municipal solid waste landfills, two non-municipal solid waste landfills and two intermodal operations, in 31 states. Non-municipal solid waste landfills accept construction and demolition, industrial and other non-putrescible waste. We lease certain of the sites on which these facilities are located. We lease various office facilities, including our temporary corporate offices in The Woodlands, Texas, where we occupy approximately 19,000 square feet of space. We have signed a lease for new corporate offices of approximately 53,000 square feet in The Woodlands, Texas, which we expect to occupy in 2013. We also lease approximately 64,000 square feet of space in our former corporate offices in Folsom, California. We will incur a loss on lease in the second or third quarter of 2013 on the cessation of use of our former corporate offices, which we estimate could range between $8 million and $10 million. We also maintain regional administrative offices in each of our regions. We own various equipment, including waste collection and transportation vehicles, related support vehicles, double-stack rail cars, carts, containers, chassis and heavy equipment used in landfill, collection, transfer station, waste treatment and intermodal operations. We believe that our existing facilities and equipment are adequate for our current operations. However, we expect to make additional investments in property and equipment for expansion and replacement of assets in connection with future acquisitions.

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

	HIGH	LOW	DIVIDENDS DECLARED(1)
2013
First Quarter (through February 15, 2013)	$36.26	$33.82	$0.10
2012
Fourth Quarter	$33.82	$29.25	$0.10
Third Quarter	33.30	28.72	0.09
Second Quarter	33.23	28.70	0.09
First Quarter	33.94	30.77	0.09
2011
Fourth Quarter	$35.95	$31.26	$0.090
Third Quarter	35.35	29.06	0.075
Second Quarter	32.69	28.77	0.075
First Quarter	29.86	26.99	0.075

(1)	The Board will review the cash dividend periodically, with a long-term objective of increasing the amount of the dividend. We cannot assure you as to the amounts or timing of future dividends. We have the ability under our senior revolving credit facility to repurchase our common stock and pay dividends provided we maintain specified financial ratios.

As of February 15, 2013, there were 99 record holders of our common stock.

Performance Graph

The following performance graph compares the total cumulative stockholder returns on our common stock over the past five fiscal years with the total cumulative returns for the S&P 500 Index and a peer group index we selected. The graph assumes an investment of $100 in our common stock on December 31, 2007, and the reinvestment of all dividends. This chart has been calculated in compliance with SEC requirements and prepared by Capital IQ®.

This graph and the accompanying text is not “soliciting material,” is not deemed filed with the SEC, and is not to be incorporated by reference in any filing by us under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

	Base Period Dec07	Indexed Returns Years Ending
Company Name / Index		Dec08	Dec09	Dec10	Dec11	Dec12
Waste Connections, Inc.	$100	$102.17	$107.90	$133.89	$162.75	$167.92
S&P 500 Index	$100	$63.00	$79.67	$91.68	$93.61	$108.59
Peer Group (a)	$100	$97.63	$109.83	$124.62	$115.13	$125.16

(a)	Peer Group Companies: Casella Waste Systems, Inc.; Republic Services, Inc.; Waste Management, Inc.; Progressive Waste Solutions Ltd. (included from June 5, 2009, when it began trading on a U.S. stock exchange)

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

	YEARS ENDED DECEMBER 31,
	2012 (a)	2011 (a)	2010 (a)	2009	2008
	(in thousands, except share and per share data)
STATEMENT OF OPERATIONS DATA:
Revenues	$1,661,618	$1,505,366	$1,319,757	$1,191,393	$1,049,603
Operating expenses:
Cost of operations	956,357	857,580	749,487	692,415	628,075
Selling, general and administrative	197,454	161,967	149,860	138,026	111,114
Depreciation	169,027	147,036	132,874	117,796	91,095
Amortization of intangibles	24,557	20,064	14,582	12,962	6,334
Loss (gain) on disposal of assets	1,627	1,657	571	(481)	629
Gain from litigation settlement	(3,551)	—	—	—	—

Operating income	316,147	317,062	272,383	230,675	212,356
Interest expense	(53,037)	(44,520)	(40,134)	(49,161)	(43,102)
Interest income	773	530	590	1,413	3,297
Loss on extinguishment of debt	—	—	(10,193)	—	—
Other income (expense), net	1,220	57	2,830	(7,551)	(633)

Income before income tax provision	265,103	273,129	225,476	175,376	171,918
Income tax provision	(105,443)	(106,958)	(89,334)	(64,565)	(56,775)

Net income	159,660	166,171	136,142	110,811	115,143
Less: Net income attributable to noncontrolling interests	(567)	(932)	(1,038)	(986)	(12,240)

Net income attributable to Waste Connections	$159,093	$165,239	$135,104	$109,825	$102,903

Earnings per common share attributable to Waste Connections’ common stockholders:
Basic	$1.31	$1.47	$1.17	$0.92	$0.98

Diluted	$1.31	$1.45	$1.16	$0.91	$0.96

Shares used in the per share calculations:
Basic (b)	121,172,381	112,720,444	115,646,173	119,119,601	105,037,311

Diluted (b)	121,824,349	113,583,486	116,894,204	120,506,162	107,129,568

Cash dividends per common share	$0.37	$0.315	$0.075	$—	$—

Cash dividends paid	$44,465	$35,566	$8,561	$—	$—

	YEARS ENDED DECEMBER 31,
	2012 (a)	2011 (a)	2010 (a)	2009	2008
	(in thousands, except share and per share data)
BALANCE SHEET DATA:
Cash and equivalents	$23,212	$12,643	$9,873	$9,639	$265,264
Working capital (deficit)	(55,086)	(34,544)	(37,976)	(45,059)	213,747
Property and equipment, net	2,457,606	1,450,469	1,337,476	1,308,392	984,124
Total assets	5,076,026	3,328,005	2,915,984	2,820,448	2,600,357
Long-term debt and notes payable	2,204,967	1,172,758	909,978	867,554	819,828
Total equity	1,883,130	1,399,687	1,370,418	1,357,036	1,261,997

(a)	For more information regarding this financial data, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations section included in this report. For disclosures associated with the impact of the adoption of new accounting pronouncements and the comparability of this information, see Note 1 of the consolidated financial statements.
(b)	Share amounts have been retroactively adjusted to reflect our three-for-two stock split, in the form of a 50% stock dividend, effective as of November 12, 2010.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the “Selected Financial Data” included in Item 6 of this Annual Report on Form 10-K, our consolidated financial statements and the related notes included elsewhere in this report.

Industry Overview

The municipal solid waste industry is a local and highly competitive business, requiring substantial labor and capital resources. The participants compete for collection accounts primarily on the basis of price and, to a lesser extent, the quality of service, and compete for landfill business on the basis of tipping fees, geographic location and quality of operations. The municipal solid waste industry has been consolidating and continues to consolidate as a result of a number of factors, including the increasing costs and complexity associated with waste management operations and regulatory compliance. Many small independent operators and municipalities lack the capital resources, management, operating skills and technical expertise necessary to operate effectively in such an environment. The consolidation trend has caused municipal solid waste companies to operate larger landfills that have complementary collection routes that can use company-owned disposal capacity. Controlling the point of transfer from haulers to landfills has become increasingly important as landfills continue to close and disposal capacity moves further from collection markets.

Generally, the most profitable operators within the municipal solid waste industry are those companies that are vertically integrated or enter into long-term collection contracts. A vertically integrated operator will benefit from: (1) the internalization of waste, which is bringing waste to a company-owned landfill; (2) the ability to charge third-party haulers tipping fees either at landfills or at transfer stations; and (3) the efficiencies gained by being able to aggregate and process waste at a transfer station prior to landfilling.

The E&P waste services industry is similarly regional in nature and is also highly fragmented, with acquisition opportunities available in several active basins. Competition for E&P waste comes primarily from smaller regional companies that utilize a variety of disposal methods and generally serve specific geographic markets. In addition, customers in many markets have the option of using internal disposal methods or outsourcing to another third party disposal company. The principal competitive factors in this business include: gaining customer approval of treatment and disposal facilities; location of facilities in relation to customer activity; reputation; reliability of services; track record of environmental compliance; ability to accept multiple waste types at a single facility; and price.

Executive Overview

We are an integrated municipal solid waste services company that provides solid waste collection, transfer, disposal and recycling services primarily in exclusive and secondary markets in the U.S. and a leading provider of non-hazardous exploration and production, or E&P, waste treatment, recovery and disposal services in several of the most active natural resource producing areas of the U.S. We also provide intermodal services for the rail haul movement of cargo and solid waste containers in the Pacific Northwest through a network of intermodal facilities.

We seek to avoid highly competitive, large urban markets and instead target markets where we can attain high market share either through exclusive contracts, vertical integration or asset positioning. In markets where waste collection services are provided under exclusive arrangements, or where waste disposal is municipally funded or available at multiple municipal sources, we believe that controlling the waste stream by providing collection services under exclusive arrangements is often more important to our growth and profitability than owning or operating landfills. We also target niche markets, like E&P waste treatment and disposal services, with similar characteristics and, we believe, higher comparative growth potential.

As of December 31, 2012, we served residential, commercial, industrial and E&P customers from a network of operations in 31 states: Alabama, Alaska, Arizona, California, Colorado, Idaho, Illinois, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Michigan, Minnesota, Mississippi, Montana, Nebraska, Nevada, New Mexico, New York, North Carolina, North Dakota, Oklahoma, Oregon, South Carolina, South Dakota, Tennessee, Texas, Utah, Washington and Wyoming. As of December 31, 2012, we owned or operated a network of 151 solid waste collection operations; 68 transfer stations; seven intermodal facilities, 38 recycling operations, 54 active MSW, E&P and/or non-MSW landfills, 20 E&P liquid waste injection wells, 15 E&P waste treatment and recovery facilities and 19 oil recovery facilities.

2012 Financial Performance

Operating Results

Revenues in 2012 increased 10.4% to $1.66 billion from $1.51 billion in 2011, primarily as a result of acquisitions. Decreased volumes and recycled commodity values offset internal growth from price increases. We expect acquisitions completed in the year to provide opportunities for future growth both in new markets such as Alaska and Minnesota’s Twin Cities region, and in niche waste segments such as E&P waste.

As shown in the table below, internal growth decreased to negative 0.1% in 2012, from 4.7% in 2011. Pricing growth was 0.4 percentage points lower than in 2011, due to lower surcharges partially offset by a slight increase in core pricing. Decreases in landfill volumes, driven primarily by our decision to forego low-priced tonnage from one large hauler at one of our large landfills, decreased commercial hauling revenue due to declines in container sizes and service frequencies for our existing customers, and a reduction in customer counts due to competition in certain markets contributed to total volume growth decreasing to negative 2.1% in 2012 from negative 0.3% in 2011. Intermodal, recycling and other contributed negative 1.2% to internal growth in 2012, compared to 1.4% realized in 2011, due primarily to decreases in recycled commodity prices from record levels in the prior year.

	2012	2011
Price	3.2%	3.6%
Volume	(2.1%)	(0.3%)
Intermodal, Recycling and Other	(1.2%)	1.4%

Internal Growth	(0.1%)	4.7%

In 2012, adjusted operating income before depreciation and amortization, a non-GAAP financial measure (refer to page 56 of this report for a definition and reconciliation to Operating income), increased 7.9% to $528.4 million, from $489.6 million in 2011. As a percentage of revenue, adjusted operating income before depreciation and amortization decreased from 32.5% in 2011, to 31.8% in 2012. This 0.7 percentage point decrease was primarily attributable to lower contributions from higher margin revenue components resulting from lower recycled commodity values and disposal volumes, and increased maintenance and repair costs. Adjusted net income attributable to Waste Connections, a non-GAAP financial measure (refer to page 57 of this report for a definition and reconciliation to Net income attributable to Waste Connections), in 2012 increased 4.4% to $188.1 million from $180.1 million in 2011.

Adjusted Free Cash Flow

Net cash provided by operating activities increased 7.3% to $416.3 million in 2012, from $388.2 million in 2011, and capital expenditures increased 8.2% to $153.5 million over that period. Adjusted free cash flow, a non-GAAP financial measure (refer to page 55 of this report for a definition and reconciliation to Net cash provided by operating activities), increased 8.2% to $275.8 million in 2012, from $254.8 million in 2011. Adjusted free cash flow as a percentage of revenues was 16.6% in 2012, compared to 16.9% in 2011. This decrease as a percentage of revenues was primarily due to increased cash taxes associated with year-to-year changes in tax deductible timing differences associated with depreciation.

Return of Capital to Stockholders

In 2012, we returned $63.1 million to stockholders through a combination of cash dividends and stock repurchases. Our Board of Directors declared dividends totaling $44.5 million throughout 2012, and increased the quarterly cash dividend by 11.1% from $0.09 to $0.10 per share of common stock in October 2012. Our Board of Directors intends to review the quarterly dividend during the fourth quarter of each year, with a long-term objective of increasing the amount of the dividend. We also repurchased approximately 0.6 million shares of common stock at a cost of $18.6 million during 2012. We expect the amount of capital we return to stockholders through stock repurchases to vary depending on our financial condition and results of operations, capital structure, the amount of cash we deploy on acquisitions, the market price of our common stock, and overall market conditions. We cannot assure you as to the amounts or timing of future stock repurchases or dividends. We have the ability under our senior revolving credit facility to repurchase our common stock and pay dividends provided we maintain specified financial ratios.

Capital Position

We target a leverage ratio, as defined in our credit facility, at approximately 2.75x total debt to earnings before interest, taxes, depreciation and amortization, or EBITDA. We deployed $1.580 billion during 2012 for acquisitions, which was primarily funded by borrowings during the year, proceeds from a common stock offering and, to a lesser extent, operating cash flow. As a result, our leverage ratio increased approximately 0.5x above our targeted level at year-end 2012, but we expect our free cash flow in 2013 to reduce this ratio below 3.0x by year-end 2013, excluding the impact of any additional acquisitions that may close during the year.

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

Income taxes. Deferred tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. If our judgment and estimates concerning assumptions made in calculating our expected future income tax rates are incorrect, our deferred tax assets and liabilities would change. Based on our net deferred tax liability balance at December 31, 2012, each 0.1 percentage point change to our expected future income tax rate would change our net deferred tax liability balance and income tax expense by approximately $1.1 million.

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

Final capping, closure and post-closure obligations. We accrue for estimated final capping, closure and post-closure maintenance obligations at the landfills we own, and five of the six landfills that we operate, but do not own, under life-of-site agreements. We could have additional material financial obligations relating to final capping, closure and post-closure costs at other disposal facilities that we currently own or operate or that we may own or operate in the future. Our discount rate assumption for purposes of computing 2012 and 2011 “layers” for final capping, closure and post-closure obligations was 5.75% for each year, which reflects our long-term cost of borrowing as of the end of 2011 and 2010. Our inflation rate assumption was 2.5% for the years ended December 31, 2012 and 2011. Significant reductions in our estimates of the remaining lives of our landfills or significant increases in our estimates of the landfill final capping, closure and post-closure maintenance costs could have a material adverse effect on our financial condition and results of operations. Additionally, changes in regulatory or legislative requirements could increase our costs related to our landfills, resulting in a material adverse effect on our financial condition and results of operations.

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

Disposal capacity. Our internal and third-party engineers perform surveys at least annually to estimate the remaining disposal capacity at our landfills. Our landfill depletion rates are based on the remaining disposal capacity, considering both permitted and probable expansion airspace, at the landfills that we own and at certain landfills that we operate, but do not own, under life-of-site agreements. Our landfill depletion rate is based on the term of the operating agreement at our operated landfill that has capitalized expenditures. Expansion airspace consists of additional disposal capacity being pursued through means of an expansion that has not yet been permitted. Expansion airspace that meets the following criteria is included in our estimate of total landfill airspace:

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

Goodwill and indefinite-lived intangible assets testing. Goodwill and indefinite-lived intangible assets are tested for impairment on at least an annual basis in the fourth quarter of the year. In the first step of testing for goodwill impairment, we estimate the fair value of each reporting unit, which we have determined to be our three geographic operating segments and our E&P group, and compare the fair value with the carrying value of the net assets assigned to each reporting unit. If the fair value of a reporting unit is greater than the carrying value of the net assets, including goodwill, assigned to the reporting unit, then no impairment results. If the fair value is less than its carrying value, then we would perform a second step and determine the fair value of the goodwill. In this second step, the fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the purchase price were being initially allocated. If the fair value of the goodwill is less than its carrying value for a reporting unit, an impairment charge would be recorded to earnings in our Consolidated Statements of Net Income. In testing indefinite-lived intangible assets for impairment, we compare the estimated fair value of each indefinite-lived intangible asset to its carrying value. If the fair value of the indefinite-lived intangible asset is less than its carrying value, an impairment charge would be recorded to earnings in our Consolidated Statements of Net Income.

To determine the fair value of each of our reporting units as a whole and each indefinite-lived intangible asset, we use discounted cash flow analyses, which require significant assumptions and estimates about the future operations of each reporting unit and the future discrete cash flows related to each indefinite-lived intangible asset. Significant judgments inherent in these analyses include the determination of appropriate discount rates, the amount and timing of expected future cash flows and growth rates. The cash flows employed in our 2012 discounted cash flow analyses were based on ten-year financial forecasts, which in turn were based on the 2013 annual budget developed internally by management. These forecasts reflect operating profit margins that were consistent with 2012 results and perpetual revenue growth rates of 3.5%. Our discount rate assumptions are based on an assessment of our weighted average cost of capital. In assessing the reasonableness of our determined fair values of our reporting units, we evaluate our results against our current market capitalization.

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

We did not record an impairment charge as a result of our goodwill and indefinite-lived intangible assets impairment tests in 2012 and 2011.

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

General

Our revenues consist mainly of fees we charge customers for collection, transfer, recycling and disposal of non-hazardous solid waste and treatment, recovery and disposal of non-hazardous E&P waste. Our collection business also generates revenues from the sale of recyclable commodities, which have significant variability. A large part of our collection revenues comes from providing residential, commercial and industrial services. We frequently perform these services under service agreements, municipal contracts or franchise agreements with governmental entities. Our existing franchise agreements and most of our existing municipal contracts give us the exclusive right to provide specified waste services in the specified territory during the contract term. These exclusive arrangements are awarded, at least initially, on a competitive bid basis and subsequently on a bid or negotiated basis. We also provide residential collection services on a subscription basis with individual households.

We typically determine the prices of our solid waste collection services by the collection frequency and level of service, route density, volume, weight and type of waste collected, type of equipment and containers furnished, the distance to the disposal or processing facility, the cost of disposal or processing, and prices charged by competitors for similar services. The terms of our contracts sometimes limit our ability to pass on price increases. Long-term solid waste collection contracts often contain a formula, generally based on a published price index, that automatically adjusts fees to cover increases in some, but not all, operating costs, or that limit increases to less than 100% of the increase in the applicable price index.

We charge transfer station and landfill customers a tipping fee on a per ton and/or per yard basis for disposing of their solid waste at our transfer stations and landfill facilities. Many of our transfer station and landfill customers have entered into one to ten year disposal contracts with us, most of which provide for annual indexed price increases.

Our revenues from E&P treatment and disposal consist mainly of fees that we charge for the treatment of liquid and solid waste derived from the production of oil and natural gas. We also generate income from the transportation of waste to the disposal facility in certain markets and the sale of reclaimed oil and processed and treated waters.

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

	Years Ended December 31,
	2012		2011		2010
Solid waste collection	$1,176,333	62.1%	$1,069,065	62.0%	$951,327	62.9%
Solid waste disposal and transfer	524,861	27.7	497,584	28.9	456,741	30.2
E&P waste treatment, disposal and recovery	61,350	3.2	12,746	0.7	1,500	0.1
Solid waste recycling	81,512	4.3	96,417	5.6	61,062	4.0
Intermodal and other	50,321	2.7	48,166	2.8	42,912	2.8

	1,894,377	100.0%	1,723,978	100.0%	1,513,542	100.0%

Less: intercompany elimination	(232,759)		(218,612)		(193,785)

Total revenue	$1,661,618		$1,505,366		$1,319,757

Cost of operations includes labor and benefits, tipping fees paid to third-party disposal facilities, vehicle and equipment maintenance, workers’ compensation, vehicle and equipment insurance, insurance and employee group health claims expense, third-party transportation expense, fuel, the cost of materials we purchase for recycling, district and state taxes and host community fees and royalties. Our significant costs of operations in 2012 were labor, third-party disposal and transportation, vehicle and equipment maintenance, taxes and fees, insurance and fuel. We use a number of programs to reduce overall cost of operations, including increasing the use of automated routes to reduce labor and workers’ compensation exposure, utilizing comprehensive maintenance and health and safety programs, and increasing the use of transfer stations to further enhance internalization rates. We carry high-deductible insurance for automobile liability, property, general liability, workers’ compensation, employer’s liability and employer group health claims. If we experience insurance claims or costs above or below our historically evaluated levels, our estimates could be materially affected.

Selling, general and administrative, or SG&A, expense includes management, sales force, clerical and administrative employee compensation and benefits, legal, accounting and other professional services, acquisition expenses, bad debt expense and rent expense for our corporate headquarters.

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

Results of Operations

The following table sets forth items in our Consolidated Statements of Net Income in thousands and as a percentage of revenues for the periods indicated:

	Years Ended December 31,
	2012	% of Revenues	2011	% of Revenues	2010	% of Revenues
Revenues	$1,661,618	100.0%	$1,505,366	100.0%	$1,319,757	100.0%
Cost of operations	956,357	57.6	857,580	57.0	749,487	56.8
Selling, general and administrative	197,454	11.9	161,967	10.8	149,860	11.3
Depreciation	169,027	10.2	147,036	9.8	132,874	10.1
Amortization of intangibles	24,557	1.5	20,064	1.3	14,582	1.1
Loss on disposal of assets	1,627	0.0	1,657	0.0	571	0.1
Gain from litigation settlement	(3,551)	(0.2)	—	—	—	—

Operating income	316,147	19.0	317,062	21.1	272,383	20.6
Interest expense	(53,037)	(3.2)	(44,520)	(3.0)	(40,134)	(3.0)
Interest income	773	0.0	530	0.0	590	0.1
Loss on extinguishment of debt	—	—	—	—	(10,193)	(0.8)
Other income, net	1,220	0.1	57	0.0	2,830	0.2
Income tax provision	(105,443)	(6.3)	(106,958)	(7.1)	(89,334)	(6.8)
Net income attributable to noncontrolling interests	(567)	(0.0)	(932)	(0.0)	(1,038)	(0.1)

Net income attributable to Waste Connections	$159,093	9.6%	$165,239	11.0%	$135,104	10.2%

Years Ended December 31, 2012 and 2011

Revenues. Total revenues increased $156.2 million, or 10.4%, to $1.662 billion for the year ended December 31, 2012, from $1.505 billion for the year ended December 31, 2011.

Revenues during the period from October 25, 2012 to December 31, 2012 from the R360 acquisition were $40.2 million. All other acquisitions closed during, or subsequent to, the year ended December 31, 2011, increased revenues by approximately $125.7 million. Operations divested during, or subsequent to, the year ended December 31, 2011, decreased revenues by approximately $7.1 million.

During the year ended December 31, 2012, the net increase in prices charged to our customers was $47.5 million, consisting of $45.1 million of core price increases and $2.4 million of fuel, materials and environmental surcharges.

Volume decreases in our existing business during the year ended December 31, 2012, decreased revenues by approximately $31.4 million. The net decreases in volume were primarily attributable to decreases in landfill municipal solid waste volumes, due primarily to the decision to forego low-priced tonnage from one large hauler at one of our large landfills; lower landfill special waste volumes, due primarily to a decrease in large non-recurring projects; decreased commercial hauling revenue, due primarily to service level declines with existing customers and a reduction in customer counts due to competition in our markets; and decreased roll off hauling activity, due primarily to construction slowdowns affecting our markets, partially offset by increased E&P waste treatment and disposal activity, due to increased drilling activity.

Decreased recyclable commodity prices during the year ended December 31, 2012, partially offset by increased recyclable commodity volumes collected, decreased revenues by $20.0 million. The decrease in recyclable commodity prices was primarily due to decreased overseas demand for recyclable commodities.

Other revenues increased by $1.3 million during the year ended December 31, 2012, primarily due to an increase in cargo volume at our intermodal operations.

We expect our revenues to increase during the year ending December 31, 2013 compared to the year ended December 31, 2012, due to the impact of a full year of results from acquisitions completed during 2012, particularly our R360 acquisition, which has only been reflected in our results since the closing of the acquisition on October 25, 2012.

Cost of Operations. Total cost of operations increased $98.8 million, or 11.5%, to $956.4 million for the year ended December 31, 2012, from $857.6 million for the year ended December 31, 2011. The increase was primarily the result of $18.0 million of additional operating costs during the period from October 25, 2012 to December 31, 2012 from the R360 acquisition, $63.4 million of additional operating costs from all other acquisitions closed during, or subsequent to, the year ended December 31, 2011, and the following changes at operations owned in comparable periods in 2011 and 2012: an increase in labor expenses of $5.1 million due to employee pay increases, an increase in truck, container and equipment maintenance and repair expenses of $5.1 million due to increases in the prices for parts and services and variability in the timing and severity of major equipment repairs, an increase in third party trucking and transportation expenses of $3.0 million due to changes in the disposal internalization of collected waste volumes and increased special waste projects that require us to transport the volume to our disposal sites, an increase in disposal expenses on collected volumes of $2.7 million due to disposal rate increases and re-directing collected waste volumes to alternative third party disposal sites, an increase in employee benefit expenses of $2.0 million due to an increase in claims severity under our self-insured medical plan, an increase in leachate disposal costs of $1.8 million at certain landfills we own, an increase in auto and workers’ compensation expense under our high deductible insurance program of $1.8 million due to an increase in projected losses on open claims, an increase in equipment and real estate rental expense of $0.8 million associated with new facility leases and an increase in short-term equipment rentals, an increase in diesel fuel expenses of $0.7 million resulting from the net impact of higher market prices for fuel and reduced fuel gallons consumed in our operations, an increase in landfill monitoring and maintenance expenses of $0.5 million, an increase in insurance premiums under our high deductible insurance program of $0.5 million due to our growth from acquisitions, an increase in rail transportation expenses at our intermodal operations of $0.4 million due to rate increases and increased rail cargo volume and $0.7 million of other net increases, partially offset by a decrease in taxes on revenues of $6.2 million due primarily to lower landfill revenues at our Western segment, which has higher tax rates on disposal revenues, and a decrease in the cost of recyclable commodities of $1.5 million due to declines in commodity values.

Cost of operations as a percentage of revenues increased 0.6 percentage points to 57.6% for the year ended December 31, 2012, from 57.0% for the year ended December 31, 2011. The increase as a percentage of revenues was attributable to a 0.4 percentage point increase from increased vehicle, container and equipment maintenance expenses, a 0.3 percentage point increase from increased labor expenses, a 0.2 percentage point increase in disposal expenses, a 0.2 percentage point increase from increased third party trucking expenses, a 0.1 percentage point increase from increased employee benefit expenses, a 0.1 percentage point increase from increased leachate disposal expenses, a 0.1 percentage point increase in equipment and real estate rental expenses and a 0.1 percentage point increase from increased auto and workers’ compensation expenses, partially offset by a 0.5 percentage point decrease from decreased taxes on revenues and a 0.4 percentage point decrease due to acquisitions closed during, or subsequent to, the year ended December 31, 2011 having lower cost of operations as a percentage of revenue than our company average.

We expect our cost of operations to increase during the year ending December 31, 2013 compared to the year ended December 31, 2012, due to the impact of a full year of results from acquisitions completed during 2012, particularly our R360 acquisition.

SG&A. SG&A expenses increased $35.5 million, or 21.9%, to $197.5 million for the year ended December 31, 2012, from $162.0 million for the year ended December 31, 2011. The increase was primarily the result of $5.4 million of additional SG&A expenses during the period from October 25, 2012 to December 31, 2012 from the R360 acquisition, $8.7 million of additional SG&A expenses from all other acquisitions closed during, or subsequent to, the year ended December 31, 2011, and the following changes at operations owned in comparable periods in 2011 and 2012: $7.9 million of expenses associated with the relocation of our corporate headquarters from Folsom, California to The Woodlands, Texas, $3.6 million of equity-based compensation expense resulting from a grant of immediately vested restricted stock units to certain executive officers at the time the executives agreed to modifications to their employment contracts, an increase in payroll and payroll-related expenses of $3.0 million primarily related to annual compensation increases, $2.7 million of direct acquisition expenses associated with completing the R360 acquisition, an increase in direct acquisition expenses of $0.9 million associated with all other acquisitions closed during, or subsequent to, the year ended December 31, 2011, an increase in equity-based compensation expense associated with our annual grant of restricted stock units to our personnel of $1.3 million, $1.1 million of severance expenses associated with headcount reductions at our R360 business, an increase in benefit expenses for sales and administrative employees of $1.0 million due to an increase in claims severity under our self-insured medical plan, an increase in deferred compensation expense resulting from deferred compensation liabilities to employees being increased as a result of increases in the market value of investments to which employee deferred compensation balances are tracked of $0.9 million, an increase in employee travel expenses of $0.8 million and an increase in real estate rental expense of $0.8 million due primarily to the lease of our temporary corporate offices in The Woodlands, TX, partially offset by a decrease in uncollectible accounts receivable expenses of $1.5 million due primarily to a charge recorded in 2011 resulting from the bankruptcy filing of a customer in our Western segment and a decrease in professional fees of $1.1 million due primarily to decreased legal expenses and decreased third party payroll processing expenses.

SG&A expenses as a percentage of revenues increased 1.1 percentage points to 11.9% for the year ended December 31, 2012, from 10.8% for the year ended December 31, 2011. The increase as a percentage of revenues was attributable to a 0.6 percentage point increase from expenses associated with the relocation of our corporate headquarters to The Woodlands, Texas, a 0.4 percentage point increase from higher equity-based compensation expense, a 0.3 percentage point increase from the increase in direct acquisition expenses and a 0.3 percentage point increase from increased payroll and severance expenses, partially offset by a 0.4 percentage point decrease due to acquisitions closed during, or subsequent to, the year ended December 31, 2011 having lower SG&A expenses as a percentage of revenue than our company average and a 0.1 percentage point decrease due to the decrease in uncollectible accounts receivable.

In December 2011, we commenced a relocation of our corporate headquarters from Folsom, California to The Woodlands, Texas. The relocation was substantially completed in 2012. In connection with the relocation, we have incurred a total of $8.1 million in increased SG&A costs in 2011 and 2012 related to personnel and office relocation expenses and estimate that we will incur between $0.5 million and $1.5 million in 2013 as we complete our relocation. In addition, we expect to incur a loss on lease in either the second or third quarter of 2013 on the cessation of use of our former corporate headquarters in Folsom, California, which we estimate could range between $8 million and $10 million.

We expect our SG&A expenses to increase during the year ending December 31, 2013 compared to the year ended December 31, 2012, due to the impact of a full year of results from acquisitions completed during 2012, particularly our R360 acquisition.

Depreciation. Depreciation expense increased $22.0 million, or 15.0%, to $169.0 million for the year ended December 31, 2012, from $147.0 million for the year ended December 31, 2011. The increase was primarily attributable to $2.6 million of depreciation and $5.3 million of depletion during the period from October 25, 2012 to December 31, 2012 from the R360 acquisition, $7.1 million of depreciation and $6.9 million of depletion from all other acquisitions closed during, or subsequent to, the year ended December 31, 2011, and an increase in depreciation expense associated with additions to our fleet and equipment purchased to support our existing operations of $2.1 million, partially offset by a $2.0 million decrease in depletion at our existing operations due primarily to a decrease in municipal solid waste and special waste landfill volumes.

Depreciation expense as a percentage of revenues increased 0.4 percentage points to 10.2% for the year ended December 31, 2012, from 9.8% for the year ended December 31, 2011. The increase as a percentage of revenues was attributable to a 0.5 percentage point increase from increase in depletion expense from landfills acquired during, or subsequent to, the year ended December 31, 2011, which have a higher depletion rate per ton relative to our company average, and a 0.1 percentage point increase in depreciation expense at our existing operations due primarily to our operating equipment requirements remaining constant despite declines in revenues from volume decreases and decreased recyclable commodity prices, partially offset by a 0.2 percentage point decrease in depletion expense at our existing operations due primarily to lower landfill municipal solid waste and special waste volumes.

Amortization of Intangibles. Amortization of intangibles expense increased $4.5 million, or 22.4%, to $24.6 million for the year ended December 31, 2012, from $20.1 million for the year ended December 31, 2011. The increase was primarily attributable to $0.4 million of amortization expense during the period from October 25, 2012 to December 31, 2012 for permits and customer lists from the R360 acquisition and $4.1 million of amortization expense for contracts and customer lists acquired from all other acquisitions closed during, or subsequent to, the year ended December 31, 2011.

Amortization expense as a percentage of revenues increased 0.2 percentage points to 1.5% for the year ended December 31, 2012, from 1.3% for the year ended December 31, 2011. The increase in amortization expense as a percentage of revenues was due to the aforementioned amortization expense increases.

Gain from Litigation Settlement. Gain from litigation settlement of $3.6 million for the year ended December 31, 2012 consists of an award received from an arbitration we filed against a counter-party to a disposal agreement that breached that agreement.

Operating Income. Operating income decreased $1.0 million, or 0.3%, to $316.1 million for the year ended December 31, 2012, from $317.1 million for the year ended December 31, 2011. The decrease was primarily attributable to the $98.8 million increase in operating costs, $35.5 million increase in SG&A expense, $22.0 million increase in depreciation expense and $4.5 million increase in amortization of intangibles expense, partially offset by the $156.2 million increase in revenues and $3.6 million increase in gain from litigation settlement.

Operating income as a percentage of revenues decreased 2.1 percentage points to 19.0% for the year ended December 31, 2012, from 21.1% for the year ended December 31, 2011. The decrease as a percentage of revenues was due to the previously described 1.1 percentage point increase in SG&A expense, 0.6 percentage point increase in cost of operations, 0.4 percentage point increase in depreciation expense and 0.2 percentage point increase in amortization expense, partially offset by the 0.2 percentage point increase in gain from litigation settlement.

Interest Expense. Interest expense increased $8.5 million, or 19.1%, to $53.0 million for the year ended December 31, 2012, from $44.5 million for the year ended December 31, 2011, due to the following changes for the comparable periods in 2011 and 2012: an increase of $3.3 million from the issuance of our $800 million term loan facility to fund a portion of the consideration for the R360 acquisition, an increase of $2.5 million from the April 2011 issuance of our 2016 Notes, 2018 Notes and 2021 Notes, an increase of $1.2 million from the amortization of debt issuance costs and increased commitment fees on the increased unused portion of our senior revolving credit facility, an increase of $1.2 million from an increase in the applicable margin above the base rate or LIBOR rate under our senior revolving credit facility that we entered into in July 2011, an increase of $1.3 million resulting from interest accretion expense recorded on long-term liabilities recorded at fair value associated with acquisitions closed during, or subsequent to, the year ended December 31, 2011, and an increase of $0.5 million due to the commencement of a $150 million interest rate swap in April 2012 with a fixed rate of 0.80%, partially offset by a decrease of $1.0 million due to a reduction in the average outstanding balance on our senior revolving credit facility during the comparable 12 month periods, a decrease of $0.3 million due to the expiration of a $50 million interest rate swap in June 2011 with a fixed rate of 4.29% and a decrease of $0.2 million due to a reduction in the fixed interest rate paid on $175 million of interest rate swaps. In February 2011, three interest rate swaps with a combined notional amount of $175 million and a fixed interest rate of 4.37% expired and we commenced a new $175 million interest rate swap with a fixed interest rate of 2.85%.

Income Tax Provision. Income taxes decreased $1.6 million, or 1.4%, to $105.4 million for the year ended December 31, 2012, from $107.0 million for the year ended December 31, 2011, as a result of decreased pre-tax income.

Our effective tax rates for the years ended December 31, 2012 and 2011, were 39.8% and 39.2%, respectively.

During the year ended December 31, 2012, income tax expense and our effective tax rate were increased by $2.6 million and 1.0 percentage points, respectively, associated with an adjustment in deferred tax liabilities resulting from changes in the geographical apportionment of our state income taxes primarily due to the R360 acquisition, and $1.1 million and 0.4 percentage points, respectively, due to $2.9 million of the $3.6 million equity-based compensation granted to certain executive officers, incurred at the time the executives agreed to modifications to their employment contracts, being non-deductible expenses.

Additionally, the reconciliation of the income tax provision to the 2011 federal and state tax returns, which were filed during 2012, decreased tax expense by $1.7 million and reduced our effective tax rate by 0.6 percentage points for the year ended December 31, 2012.

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

Recyclable commodity price increases, which occurred during the nine months ended September 30, 2011, and increased recyclable commodity volumes collected, increased revenues by $14.0 million. The increase in recyclable commodity prices during the nine months ended September 30, 2011 was primarily due to increased overseas demand for recyclable commodities. Recyclable commodity prices during the three months ended December 31, 2011 and 2010 were consistent, as the increased demand occurring during the nine months ended September 30, 2011 did not continue during the final three months of 2011.

Other revenues increased by $3.8 million during the year ended December 31, 2011, primarily due to an increase in cargo volume at our intermodal operations.

Cost of Operations. Total cost of operations increased $108.1 million, or 14.4%, to $857.6 million for the year ended December 31, 2011, from $749.5 million for the year ended December 31, 2010. The increase was primarily attributable to $67.4 million of additional operating costs associated with acquisitions closed during, or subsequent to, the year ended December 31, 2010, and the following changes at operations owned in comparable periods in 2010 and 2011: an increase in diesel fuel expense of $13.8 million resulting from higher market prices for fuel, an increase in labor expenses of $6.1 million due primarily to employee pay rate increases and an increase in temporary labor, an increase in franchise fees and taxes on revenues of $5.0 million due to increased tax rates and increased landfill volumes, an increase in truck, equipment and container repair expenses of $4.8 million due to increases in the prices for parts and services and variability in the timing and severity of major equipment repairs, an increase in third party trucking and transportation expenses of $3.1 million due to increased waste disposal internalization, an increase in expenses associated with the cost of purchasing recyclable commodities of $2.6 million due to recyclable commodity pricing increases, an increase in rail transportation expenses at our intermodal operations of $2.5 million, an increase in employee medical benefit expenses of $1.9 million resulting from increased claims cost and severity and $0.9 million of other net increases.

Cost of operations as a percentage of revenues increased 0.2 percentage points to 57.0% for the year ended December 31, 2011, from 56.8% for the year ended December 31, 2010. The increase as a percentage of revenues was attributable to a 0.7 percentage point increase from increased diesel fuel expense, a 0.3 percentage point increase from acquisitions closed during, or subsequent to, the year ended December 31, 2010 having higher disposal costs as a percentage of revenue relative to our company average and a 0.2 percentage point increase from increased costs of purchasing recyclable commodities, partially offset by a 0.5 percentage point decrease from higher gross margins on landfill special waste volumes and a 0.5 percentage point decrease from leveraging existing personnel to support increases in landfill volumes, recyclable commodity revenue and intermodal revenue.

SG&A. SG&A expenses increased $12.1 million, or 8.1%, to $162.0 million for the year ended December 31, 2011, from $149.9 million for the year ended December 31, 2010. The increase was primarily attributable to $8.2 million of additional SG&A expenses from acquisitions closed during, or subsequent to, the year ended December 31, 2010, and the following changes at operations owned in comparable periods in 2010 and 2011: an increase in payroll and payroll-related expenses of $3.3 million primarily related to annual compensation increases, an increase in equity compensation expense of $0.8 million due to an increase in the total value of restricted stock units granted to our employees, an increase in contributions to community organizations and public programs in our operating markets of $0.8 million, an increase in employee travel expenses of $0.8 million, an increase in cash incentive compensation expense of $0.6 million due to improved consolidated financial results and an increase in expenses for uncollectible accounts receivable of $0.2 million, partially offset by a decrease in employee deferred compensation expense of $0.8 million resulting from deferred compensation liabilities to employees being reduced as a result of declines in the market value of investments to which employee deferred compensation balances are tracked, a decrease in advertising expenses of $0.8 million, a decrease in direct acquisition expenses of $0.3 million and $0.7 million of other net decreases.

SG&A expenses as a percentage of revenues decreased 0.5 percentage points to 10.8% for the year ended December 31, 2011, from 11.3% for the year ended December 31, 2010. The decrease was comprised of a 0.3 percentage point decrease from acquisitions closed during, or subsequent to, the year ended December 31, 2010 having lower SG&A expenses as a percentage of revenue than our company average, a 0.1 percentage point decrease from decreased employee deferred compensation expense and a 0.1 percentage point decrease from decreased advertising expenses.

Depreciation. Depreciation expense increased $14.1 million, or 10.7%, to $147.0 million for the year ended December 31, 2011, from $132.9 million for the year ended December 31, 2010. The increase was primarily attributable to $7.9 million of depreciation and $1.5 million of depletion from acquisitions closed during, or subsequent to, the year ended December 31, 2010, and an increase in depreciation expense associated with additions to our fleet and equipment purchased to support our existing operations of $3.9 million and an increase in depletion at our existing operations of $0.8 million due to increases in landfill volumes.

Depreciation expense as a percentage of revenues decreased 0.3 percentage points to 9.8% for the year ended December 31, 2011, from 10.1% for the year ended December 31, 2010. The decrease as a percentage of revenues was attributable to a 0.1 percentage point decrease in depletion expense from landfills acquired during, or subsequent to, the year ended December 31, 2010, which have a lower depletion rate per ton relative to our company average, a 0.1 percentage point decrease in depreciation expense at our existing operations due primarily to leveraging existing property and equipment to support increases in landfill volumes, recyclable commodity revenue and intermodal revenue and a 0.1 percentage point decrease in depletion expense at our existing operations.

Amortization of Intangibles. Amortization of intangibles expense increased $5.5 million, or 37.6%, to $20.1 million for the year ended December 31, 2011, from $14.6 million for the year ended December 31, 2010. Amortization expense as a percentage of revenues increased 0.2 percentage points to 1.3% for the year ended December 31, 2011, from 1.1% for the year ended December 31, 2010. The increases were due primarily to the amortization of contracts and customer lists acquired during, or subsequent to, the year ended December 31, 2010.

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

Interest Expense. Interest expense increased $4.4 million, or 10.9%, to $44.5 million for the year ended December 31, 2011, from $40.1 million for the year ended December 31, 2010. The increase was comprised of a $7.5 million increase from the April 2011 issuance of our 2016 Notes, 2018 Notes and 2021 Notes, an increase of $1.5 million from a higher average outstanding balance on our senior revolving credit facility during the comparable 12 month periods and an increase in the applicable margin above the base rate or LIBOR rate under our senior revolving credit facility that we entered into in July 2011, an increase of $0.4 million resulting from interest accretion expense recorded on long-term liabilities recorded at fair value associated with acquisitions closed during the year ended December 31, 2011, a $0.9 million increase in the amortization of debt issuance costs and increased commitment fees on the increased unused portion of our senior revolving credit facility and $0.1 million of other net increases, partially offset by a decrease of $1.4 million due to funding the redemption of our 2026 Notes with borrowings under our credit facility at lower interest rates, a decrease of $1.3 million due to a reduction in the amortization of our debt discount and debt issuance costs on the redeemed 2026 Notes and a combined decrease of $3.3 million due to the expiration of a $50 million interest rate swap in June 2011 with a fixed rate of 4.29% and the reduction in the fixed interest rate paid on $175 million of interest rate swaps. In February 2011, three interest rate swaps with a combined notional amount of $175 million and fixed interest rate of 4.37% expired and we commenced a new $175 million interest rate swap with a fixed interest rate of 2.85%.

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

Segment Reporting

Our Chief Operating Decision Maker evaluates operating segment profitability and determines resource allocations based on several factors, of which the primary financial measure is operating income before depreciation, amortization, gain (loss) on disposal of assets and gain from litigation settlement. Operating income before depreciation, amortization, gain (loss) on disposal of assets and gain from litigation settlement is not a measure of operating income, operating performance or liquidity under GAAP and may not be comparable to similarly titled measures reported by other companies. Our management uses operating income before depreciation, amortization, gain (loss) on disposal of assets and gain from litigation settlement in the evaluation of segment operating performance as it is a profit measure that is generally within the control of the operating segments.

Prior to October 2012, we managed our operations through three geographic operating segments which were also our reportable segments. In October 2012, as a result of the R360 acquisition described in Note 3 of our consolidated financial statements included in Item 8 of this report, we realigned our reporting structure and created a fourth operating segment, the E&P group, which includes the majority of our E&P waste treatment and disposal operations; our three geographic operating segments and our E&P group are also our reportable segments. Each operating segment is responsible for managing several vertically integrated operations, which are comprised of districts. The segment information presented herein reflects the addition of the new E&P group. Under the current orientation, our Western Region is comprised of operating locations in Alaska, California, Idaho, Montana, Nevada, Oregon, Washington and western Wyoming; our Central Region is comprised of operating locations in Arizona, Colorado, Kansas, Louisiana, Minnesota, Nebraska, New Mexico, Oklahoma, South Dakota, Texas, Utah and eastern Wyoming; and our Eastern Region is comprised of operating locations in Alabama, Illinois, Iowa, Kentucky, Massachusetts, Michigan, Mississippi, New York, North Carolina, South Carolina and Tennessee. The E&P group is comprised of our E&P operations in Louisiana, New Mexico, North Dakota, Oklahoma, Texas, Wyoming and along the Gulf of Mexico.

Revenues, net of intercompany eliminations, for our reportable segments are shown in the following table for the periods indicated (in thousands):

	Years Ended December 31,
	2012	% of Revenues	2011	% of Revenues	2010	% of Revenues
Western	$782,134	47.1%	$742,588	49.3%	$709,821	53.8%
Central	472,469	28.4	430,177	28.6	386,697	29.3
Eastern	366,825	22.1	332,601	22.1	223,239	16.9
E&P	40,190	2.4	—	—	—	—

	$1,661,618	100.0%	$1,505,366	100.0%	$1,319,757	100.0%

Operating income before depreciation, amortization, gain (loss) on disposal of assets and gain from litigation settlement for our reportable segments is shown in the following table for the periods indicated (in thousands):

	Years Ended December 31,
	2012	% of Revenues	2011	% of Revenues	2010	% of Revenues
Western	$229,427	13.8%	$232,940	15.5%	$218,254	16.5%
Central	171,616	10.3	152,059	10.1	127,861	9.7
Eastern	101,046	6.1	95,301	6.3	69,013	5.2
E&P	16,791	1.0	—	—	—	—
Corporate(a)	(11,073)	(0.6)	5,519	0.4	5,282	0.4

	$507,807	30.6%	$485,819	32.3%	$420,410	31.8%

(a)	Corporate functions include accounting, legal, tax, treasury, information technology, risk management, human resources, training and other administrative functions. Amounts reflected are net of allocations to the four operating segments.

A reconciliation of Operating income before depreciation, amortization, gain (loss) on disposal of assets and gain from litigation settlement to Income before income tax provision is included in Note 15 of our consolidated financial statements included in Item 8 of this report.

Significant changes in revenue and operating income before depreciation, amortization, gain (loss) on disposal of assets and gain from litigation settlement for our reportable segments for the year ended December 31, 2012, compared to the year ended December 31, 2011 and for the year ended December 31, 2011, compared to the year ended December 31, 2010, are discussed below.

Segment Revenue

Revenue in our Western segment increased $39.5 million, or 5.3%, to $782.1 million for the year ended December 31, 2012, from $742.6 million for the year ended December 31, 2011. The components of the increase consisted of revenue growth from acquisitions closed during, or subsequent to, the year ended December 31, 2011, of $59.1 million, net price increases of $17.8 million and intermodal revenue increases of $1.0 million, partially offset by decreases of $2.2 million from divested operations, volume decreases of $21.6 million, recyclable commodity sales decreases of $14.2 million and other revenue decreases of $0.4 million.

Revenue in our Western segment increased $32.8 million, or 4.6%, to $742.6 million for the year ended December 31, 2011, from $709.8 million for the year ended December 31, 2010. The components of the increase consisted of revenue growth from acquisitions closed during, or subsequent to, the year ended December 31, 2010, of $0.7 million, net price increases of $17.4 million, recyclable commodity sales increases of $11.9 million, intermodal revenue increases of $3.8 million and other revenue increases of $0.4 million, partially offset by decreases of $1.3 million from divested operations and volume decreases of $0.1 million.

Revenue in our Central segment increased $42.3 million, or 9.8%, to $472.5 million for the year ended December 31, 2012, from $430.2 million for the year ended December 31, 2011. The components of the increase consisted of revenue growth from acquisitions closed during, or subsequent to, the year ended December 31, 2011, of $28.5 million and net price increases of $19.7 million, partially offset by decreases of $3.1 million from divested operations, recyclable commodity sales decreases of $2.6 million and other revenue decreases of $0.2 million.

Revenue in our Central segment increased $43.5 million, or 11.2%, to $430.2 million for the year ended December 31, 2011, from $386.7 million for the year ended December 31, 2010. The components of the increase consisted of revenue growth from acquisitions closed during, or subsequent to, the year ended December 31, 2010, of $29.4 million, net price increases of $20.0 million and recyclable commodity sales increases of $1.4 million, partially offset by decreases of $1.5 million from divested operations and volume decreases of $5.8 million.

Revenue in our Eastern segment increased $34.2 million, or 10.3%, to $366.8 million for the year ended December 31, 2012, from $332.6 million for the year ended December 31, 2011. The components of the increase consisted of revenue growth from acquisitions closed during, or subsequent to, the year ended December 31, 2011, of $38.1 million, net price increases of $10.0 million and other revenue increases of $0.9 million, partially offset by decreases of $1.8 million from divested operations, volume decreases of $9.8 million and recyclable commodity sales decreases of $3.2 million.

Revenue in our Eastern segment increased $109.4 million, or 49.0%, to $332.6 million for the year ended December 31, 2011, from $223.2 million for the year ended December 31, 2010. The components of the increase consisted of revenue growth from acquisitions closed during, or subsequent to, the year ended December 31, 2010, of $98.0 million, net price increases of $9.6 million, volume increases of $2.0 million and recyclable commodity sales increases of $0.7 million, partially offset by decreases of $0.6 million from divested operations and other revenue decreases of $0.3 million.

Revenue in our E&P segment was $40.2 million for the period from October 25, 2012 to December 31, 2012 due to the R360 acquisition, which created the new segment.

Segment Operating Income before Depreciation, Amortization, Gain (Loss) on Disposal of Assets and Gain From Litigation Settlement

Operating income before depreciation, amortization, gain (loss) on disposal of assets and gain from litigation settlement in our Western segment decreased $3.5 million, or 1.5%, to $229.4 million for the year ended December 31, 2012, from $232.9 million for the year ended December 31, 2011. The decrease was primarily due to decreased recyclable commodity revenue, decreased collection and landfill municipal solid waste and special waste volumes, increased allocation of expenses from corporate due to an increase in budgeted revenues, increased leachate disposal expenses, increased disposal expenses, increased third party trucking and transportation expenses and increased property and equipment rent expenses, partially offset by price increases charged to our customers, decreased taxes on revenues, decreased expenses associated with the cost of recyclable commodities, decreased professional fees, decreased expenses for uncollectible accounts receivable and income generated from acquisitions closed during, or subsequent to, the year ended December 31, 2011.

Operating income before depreciation, amortization, gain (loss) on disposal of assets and gain from litigation settlement in our Western segment increased $14.6 million, or 6.7%, to $232.9 million for the year ended December 31, 2011, from $218.3 million for the year ended December 31, 2010. The increase was primarily due to increased revenues, decreased disposal expenses and decreased third party trucking and transportation expenses at our collection and disposal operations, partially offset by increased rail transportation expenses at our intermodal operations, increased franchise fees and taxes on revenues, increased expenses associated with the cost of purchasing recyclable commodities, increased direct and administrative labor expenses, increased diesel fuel expense and increased truck, equipment and container repair expenses.

Operating income before depreciation, amortization, gain (loss) on disposal of assets and gain from litigation settlement in our Central segment increased $19.5 million, or 12.9%, to $171.6 million for the year ended December 31, 2012, from $152.1 million for the year ended December 31, 2011. The increase was primarily due to increased E&P waste treatment and disposal revenue at operating locations owned prior to the R360 acquisition, price increases charged to our customers and income generated from acquisitions closed during, or subsequent to, the year ended December 31, 2011, partially offset by decreased collection and landfill municipal solid waste volumes, decreased recyclable commodity revenue, increased allocation of expenses from corporate due to an increase in budgeted revenues, increased third party trucking and transportation expenses, increased truck, container and equipment maintenance and repair expenses, increased landfill monitoring and maintenance expenses, increased diesel fuel expenses and increased labor expenses.

Operating income before depreciation, amortization, gain (loss) on disposal of assets and gain from litigation settlement in our Central segment increased $24.2 million, or 18.9%, to $152.1 million for the year ended December 31, 2011, from $127.9 million for the year ended December 31, 2010. The increase was primarily due to income generated from acquisitions closed during, or subsequent to, the year ended December 31, 2011 and the following changes at operations owned in comparable periods in 2010 and 2011: increased revenues, decreased auto and workers’ compensation insurance expenses and decreased advertising expenses, partially offset by increased disposal expenses, increased third party trucking and transportation expenses, increased taxes on revenues, increased diesel fuel expense and increased truck, equipment and container repair expenses.

Operating income before depreciation, amortization, gain (loss) on disposal of assets and gain from litigation settlement in our Eastern segment increased $5.7 million, or 6.0%, to $101.0 million for the year ended December 31, 2012, from $95.3 million for the year ended December 31, 2011. The increase was primarily due to price increases charged to our customers and income generated from acquisitions closed during, or subsequent to, the year ended December 31, 2011 and decreased expenses for uncollectible accounts receivable, partially offset by decreased collection and landfill municipal solid waste volumes, decreased recyclable commodity revenue, increased allocation of expenses from corporate due to an increase in budgeted revenues, increased diesel fuel expenses, increased third party trucking and transportation expenses, increased truck, container and equipment maintenance and repair expenses, increased auto and workers’ compensation expense under our high deductible insurance program and increased labor expenses.

Operating income before depreciation, amortization, gain (loss) on disposal of assets and gain from litigation settlement in our Eastern segment increased $26.3 million, or 38.1%, to $95.3 million for the year ended December 31, 2011, from $69.0 million for the year ended December 31, 2010. The increase was primarily due to income generated from acquisitions closed during, or subsequent to, the year ended December 31, 2010 and the following changes at operations owned in comparable periods in 2010 and 2011: increased revenues, partially offset by increased third party trucking and transportation expenses, increased taxes on revenues, increased direct labor expenses, increased diesel fuel expense, increased truck, equipment and container repair expenses and increased expenses for uncollectible accounts receivable.

Operating income before depreciation, amortization, gain (loss) on disposal of assets and gain from litigation settlement in our E&P segment was $16.8 million for the period from October 25, 2012 to December 31, 2012, due to the R360 acquisition, which created this new segment.

Operating income before depreciation, amortization, gain (loss) on disposal of assets and gain from litigation settlement at Corporate decreased $16.6 million, or 300.6%, to a loss of $11.1 million for the year ended December 31, 2012, from income of $5.5 million for the year ended December 31, 2011. The decrease was primarily due to an increase in direct acquisition expenses, increased deferred compensation expense resulting from deferred compensation liabilities to employees being increased as a result of increases in the market value of investments to which employee deferred compensation balances are tracked, expenses associated with the relocation of our corporate headquarters from Folsom, California to The Woodlands, Texas and increased equity-based compensation expense, including a grant of immediately vested restricted stock units to certain executive officers at the time the executives agreed to modifications to their employment contracts.

Operating income before depreciation, amortization, gain (loss) on disposal of assets and gain from litigation settlement at Corporate increased $0.2 million, or 4.5%, to $5.5 million for the year ended December 31, 2011, from $5.3 million for the year ended December 31, 2010. Our estimated recurring corporate expenses, which can vary from the actual amount of incurred corporate expenses, are allocated to our three geographic operating segments based upon each geographic operating segment’s pro rata portion of current year consolidated budgeted revenue.

Liquidity and Capital Resources

The following table sets forth certain cash flow information for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Net cash provided by operating activities	$416,327	$388,170	$332,179
Net cash used in investing activities	(1,733,847)	(400,005)	(214,224)
Net cash provided by (used in) financing activities	1,328,089	14,605	(117,721)

Net increase in cash and equivalents	10,569	2,770	234
Cash and equivalents at beginning of year	12,643	9,873	9,639

Cash and equivalents at end of year	$23,212	$12,643	$9,873

Operating Activities Cash Flows

For the year ended December 31, 2012, net cash provided by operating activities was $416.3 million. For the year ended December 31, 2011, net cash provided by operating activities was $388.2 million. The $28.1 million net increase in cash provided by operating activities was due primarily to the following:

1)	A decrease in net income of $6.5 million adjusted for:

2)	An increase in cash flows from operating assets and liabilities, net of effects from acquisitions, of $22.7 million to cash provided by operating assets and liabilities of $14.1 million for the year ended December 31, 2012, from cash used by operating assets and liabilities of $8.6 million for the year ended December 31, 2011. The significant components of the $14.1 million in net cash inflows from changes in operating assets and liabilities for the year ended December 31, 2012, include the following:

a)	an increase in cash resulting from an increase in accrued liabilities of $7.8 million due primarily to increased liabilities for auto and workers’ compensation claims, increased liabilities for payroll related expenses and increased liabilities for employee benefit claims;

b)	an increase in cash resulting from a $2.8 million increase in accounts payable due primarily to the timing of payments;

c)	an increase in cash resulting from a $2.5 million increase in other long term liabilities due primarily to increased deferred compensation plan liabilities resulting from employee contributions and plan earnings;

d)	an increase in cash resulting from a $1.5 million decrease in accounts receivable due to improved collection timing at our existing operations; less

e)	a decrease in cash resulting from a $0.7 million increase in prepaid expenses and other current assets due primarily to an increase in parts inventory, partially offset by a decrease in prepaid income taxes;

3)	An increase in depreciation and amortization expense of $26.5 million due primarily to assets acquired in acquisitions closed during, or subsequent to, the year ended December 31, 2011;

4)	An increase in equity-based compensation expense of $5.4 million due to a $3.6 million grant of immediately vested restricted stock units to certain executive officers at the time the executives agreed to modifications to their employment contracts during the three months ended March 31, 2012, a $1.2 million increase associated with our annual grant of restricted stock units to our personnel, and a $0.6 million increase in the fair value of warrants issued as compensation for acquisition-related services; less

5)	A decrease in our provision for deferred taxes of $21.3 million due primarily to the recognition during the year ended December 31, 2011, of tax benefits associated with a change in our tax method for deducting depreciation expense for certain landfills as well as other tax deductible timing differences associated with depreciation.

For the year ended December 31, 2011, net cash provided by operating activities was $388.2 million. For the year ended December 31, 2010, net cash provided by operating activities was $332.2 million. The $56.0 million net increase in cash provided by operating activities was due primarily to the following:

1)	An increase in net income of $30.0 million adjusted for:

2)	An increase in our provision for deferred taxes of $24.6 million due primarily to the recognition during the year ended December 31, 2011, of tax benefits totaling $16.4 million associated with an Internal Revenue Service approved change in our tax method for deducting depreciation expense for certain landfills as well as other tax deductible timing differences associated with depreciation;

3)	An increase in depreciation and amortization expense of $19.6 million due primarily to additions to our fleet and equipment purchased to support our existing operations and assets acquired in acquisitions closed during, or subsequent to, the year ended December 31, 2010;

4)	An increase of $7.2 million attributable to a decrease in the excess tax benefit associated with equity-based compensation, due to a decrease in stock option exercises resulting in decreased taxable income recognized by employees that is tax deductible to us; less

5)	A decrease in cash flows from operating assets and liabilities, net of effects from acquisitions, of $24.5 million to cash used by operating assets and liabilities of $8.6 million for the year ended December 31, 2011, from cash provided by operating assets and liabilities of $15.9 million for the year ended December 31, 2010. The significant components of the $8.6 million in cash outflows from changes in operating assets and liabilities for the year ended December 31, 2011, include the following:

a)	a decrease in cash resulting from a $14.5 million increase in accounts receivable due to an increase in revenues;

b)	a decrease in cash resulting from a $4.2 million increase in prepaid expenses and other current assets due primarily to increases in prepaid insurance expenses, income taxes receivable, other prepaid expenses and parts inventory;

c)	a decrease in cash resulting from a $2.9 million decrease in accounts payable due primarily to the timing of payments; less

d)	an increase in cash resulting from an increase in accrued liabilities of $9.6 million due primarily to increased accrued interest expense due to increased debt balances and the timing of interest payments, increased liabilities for auto and workers’ compensation claims, and increased liabilities for employee medical benefit expenses, increased liabilities for property taxes and increased liability for cash incentive compensation; less

e)	an increase in cash resulting from an increase in deferred revenue of $4.2 million due primarily to increased revenues and timing of billing for services.

As of December 31, 2012, we had a working capital deficit of $55.1 million, including cash and equivalents of $23.2 million. Our working capital deficit increased $20.6 million from a deficit of $34.5 million at December 31, 2011. To date, we have experienced no loss or lack of access to our cash or cash equivalents; however, we can provide no assurances that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets. Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements, along with stock repurchase and dividend programs, to reduce the unhedged portion of our indebtedness under our credit facility and to minimize our cash balances.

Investing Activities Cash Flows

Net cash used in investing activities increased $1.334 billion to $1.734 billion for the year ended December 31, 2012, from $400.0 million for the year ended December 31, 2011. The significant components of the increase in net cash used include the following:

1)	An increase in payments for acquisitions of $1.322 billion primarily due to the cash consideration we paid in 2012 for the R360, Alaska Waste and SKB Environmental acquisitions exceeding the cash consideration we paid in 2011 for the acquisition of County Waste and for the Colonie Landfill transaction;

2)	An increase in capital expenditures for property and equipment of $11.6 million due to increases in expenditures for trucks, leasehold improvements, equipment and land, partially offset by a decrease in expenditures for buildings and site costs at various landfills;

3)	An increase in other assets of $1.2 million due to increases in notes receivable and deferred compensation plan investments; less

4)	An increase in cash provided of $2.6 million due to an increase in the liquidation of restricted asset accounts that were replaced with financial surety bonds during the year ended December 31, 2012.

Net cash used in investing activities increased $185.8 million to $400.0 million for the year ended December 31, 2011, from $214.2 million for the year ended December 31, 2010. The significant components of the increase include the following:

1)	An increase in payments for acquisitions of $176.8 million primarily due to the acquisition of County Waste and for the Colonie Landfill transaction;

2)	An increase in capital expenditures for property and equipment of $7.1 million due to increases in expenditures for site costs at various landfills, equipment, computers and buildings, partially offset by a decrease in expenditures for land and trucks, and

3)	A decrease in proceeds from the sale of property, plant and equipment of $2.2 million.

Financing Activities Cash Flows

Net cash provided by financing activities increased $1.313 billion to $1.328 billion for the year ended December 31, 2012, from $14.6 million for the year ended December 31, 2011. The significant components of the increase include the following:

1)	An increase in cash flows from the proceeds from our common stock offering of $369.6 million, net, due to the March 2012 sale of 12,000,000 shares of our common stock in a public offering;

2)	A decrease in payments to repurchase our common stock of $98.2 million due to less shares repurchased;

3)	An increase in net long-term borrowings of $867.4 million due primarily to funding $1.275 billion of the purchase price for the R360 acquisition with $475 million of proceeds from borrowings under our credit facility and $800 million of proceeds from our new term loan facility; partially offset by the repayment of debt with the $369.6 million of proceeds from our common stock offering; less

4)	An increase in cash dividends paid of $8.9 million due to an increase in our dividend rate to an annual total of $0.37 per share in 2012 and an increase in our total common shares outstanding; less

5)	An increase in payments of contingent consideration of $12.0 million due to the payout of $8.4 million of contingent consideration assumed in the R360 acquisition and the payout of $4.1 million of contingent consideration related to the achievement of earnings targets for acquisitions closed in 2011 and 2010; partially offset by the payout of $0.5 million of contingent consideration in 2011 related to the achievement of earnings targets for an acquisition closed in 2010; less

6)	A decrease in proceeds from option and warrant exercises of $1.1 million due to a decrease in the number of options and warrants exercised in the year ended December 31, 2012.

Net cash flows from financing activities increased $132.3 million to a net cash provided by financing activities total of $14.6 million for the year ended December 31, 2011, from a net cash used in financing activities total of $117.7 million for the year ended December 31, 2010. The significant components of the increase include the following:

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

Our business is capital intensive. Our capital requirements include acquisitions and capital expenditures for landfill cell construction, landfill development, landfill closure activities and intermodal facility construction in the future.

On February 27, 2012, we entered into an underwriting agreement with Morgan Stanley & Co. LLC, in connection with the offer and sale by us of 12,000,000 shares of our common stock, par value $0.01 per share. The shares of common stock were sold to Morgan Stanley & Co. LLC at a price of $30.83 per share. The offering closed on March 2, 2012. We received net proceeds from this offering of $369.6 million after deducting transaction expenses paid by us of approximately $0.4 million. We used $247.0 million of the net proceeds to repay the unhedged borrowings under our credit facility and the remaining proceeds to partially fund the acquisition of Alaska Waste (see Note 3 of our consolidated financial statements included in Item 8 of this report for further information on the Alaska Waste acquisition).

Our Board of Directors has authorized a common stock repurchase program for the repurchase of up to $1.2 billion of our common stock through December 31, 2014. Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of the common stock and overall market conditions. As of December 31, 2012 and 2011, we had repurchased in aggregate 39.9 million and 39.2 million shares, respectively, of our common stock at an aggregate cost of $784.0 million and $765.4 million, respectively. As of December 31, 2012, the remaining maximum dollar value of shares available for purchase under the program was approximately $416.0 million.

On October 19, 2010, our Board of Directors authorized a three-for-two split of our common stock, in the form of a 50% stock dividend, payable to stockholders of record as of October 29, 2010. Shares resulting from the split were issued on November 12, 2010. All share and per share amounts for all periods presented have been retroactively adjusted to reflect the stock split.

In addition, in October 2010, our Board of Directors authorized the initiation of a quarterly cash dividend of $0.075 per share, adjusted for the three-for-two stock split described above. In October 2011, our Board of Directors authorized an increase to our regular quarterly cash dividend from $0.075 to $0.09 per share. In October 2012, the Board of Directors authorized an increase to our regular quarterly cash dividend from $0.09 to $0.10 per share. Cash dividends of $44.5 million and $35.6 million were paid during the years ended December 31, 2012 and 2011, respectively. We cannot assure you as to the amounts or timing of future dividends.

We made $153.5 million in capital expenditures during the year ended December 31, 2012. We expect to make capital expenditures of approximately $185 million in 2013 in connection with our existing business. We intend to fund our planned 2013 capital expenditures principally through cash on hand, internally generated funds and borrowings under our credit facility. In addition, we may make substantial additional capital expenditures in acquiring MSW and E&P waste businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity. We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities. We believe that our cash and equivalents, credit facility and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future. However, disruptions in the capital and credit markets could adversely affect our ability to draw on our credit facility or raise other capital. Our access to funds under the credit facility is dependent on the ability of the banks that are parties to the facility to meet their funding commitments. Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.

On October 25, 2012, we completed the acquisition of the business of R360, through the acquisition of all of R360’s principal operating subsidiaries, for total cash consideration of approximately $1.34 billion. Additionally, we assumed approximately $9.3 million of outstanding R360 debt and $37.3 million of contingent consideration. The R360 business consists of E&P landfills, E&P liquid waste injection wells, E&P waste treatment and recovery facilities and oil recovery facilities at 24 operating locations across Louisiana, New Mexico, North Dakota, Oklahoma, Texas and Wyoming.

The R360 acquisition was funded with available cash and with borrowings of $475 million under our existing senior revolving credit facility and $800 million under a new uncollateralized term loan facility with Bank of America, N.A. and the other banks and lending institutions party thereto, as lenders, Bank of America, N.A., as administrative agent, and JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as co-syndication agents. The term loan is subject to principal payments commencing at $10.0 million per quarter in April 2013, increasing to $20.0 million per quarter in April 2014 and increasing again to $30.0 million per quarter in April 2015. A final principal payment of $390.0 million is due upon maturity of the term loan on October 25, 2017. The borrowings under the term loan facility are required to be used only to fund the R360 acquisition pursuant to the R360 purchase and sale agreement and to pay fees and expenses incurred in connection with the R360 acquisition and our entry into the term loan facility.

We may elect to draw amounts on the term loan facility in either base rate loans or LIBOR loans. At December 31, 2012, all amounts outstanding under the term loan facility were in LIBOR loans which bear interest at the LIBOR rate plus the applicable LIBOR margin (approximately 2.21% at December 31, 2012). The LIBOR rate is determined by the administrative agent in a customary manner as described in the term loan agreement. The applicable margins under the term loan agreement vary depending on our leverage ratio, as defined in the term loan agreement, and range from 1.375% per annum to 2.500% per annum for LIBOR loans. As of December 31, 2012, the margin was 2.0% for LIBOR loans. Borrowings under the term loan facility are not collateralized.

The term loan facility contains representations and warranties and places certain business, financial and operating restrictions on us relating to, among other things, indebtedness, liens, investments, mergers, consolidation and disposition of assets, sale and leaseback transactions, restricted payments and redemptions, burdensome agreements, business activities, transactions with affiliates, prepayments of indebtedness and accounting changes. The term loan facility requires that we maintain specified quarterly leverage and interest coverage ratios. The required leverage ratio cannot exceed 3.50x total debt to earnings before interest, taxes, depreciation and amortization, or EBITDA. The required interest coverage ratio must be at least 2.75x total interest expense to earnings before interest and taxes, or EBIT. As of December 31, 2012, our leverage and interest coverage ratios were 3.28x and 6.88x, respectively. We expect to be in compliance with all applicable covenants in the term loan facility for the next 12 months.

We have a $1.2 billion senior revolving credit facility, or the credit facility, with a syndicate of banks for which Bank of America, N.A. acts as administrative agent and J.P. Morgan Chase Bank, N.A. and Wells Fargo Bank, National Association act as co-syndication agents. As of December 31, 2012, $787.0 million was outstanding under the credit facility, exclusive of outstanding standby letters of credit of $87.3 million. As of December 31, 2011, $519.0 million was outstanding under the credit facility, exclusive of outstanding standby letters of credit of $80.4 million. As of December 31, 2010, $511.0 million was outstanding under the credit facility, exclusive of outstanding standby letters of credit of $82.9 million.

Under the credit facility, there is no maximum amount of standby letters of credit that can be issued; however, the issuance of standby letters of credit reduces the amount of total borrowings available. The credit facility requires us to pay a commitment fee ranging from 0.200% per annum to 0.350% per annum of the unused portion of the facility. The borrowings under the credit facility bear interest, at our option, at either the base rate plus the applicable base rate margin on base rate loans, or the LIBOR rate plus the applicable margin on LIBOR loans. The base rate for any day is a fluctuating rate per annum equal to the highest of: (1) the federal funds rate plus one half of one percent (0.500%); (2) the LIBOR rate plus one percent (1.000%), and (3) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate.” The LIBOR rate is determined by the administrative agent pursuant to a formula in the credit agreement. The applicable margins under the credit agreement vary depending on our leverage ratio, as defined in the credit agreement, and range from 1.150% per annum to 2.000% per annum for LIBOR loans and 0.150% per annum to 1.000% per annum for base rate loans. The credit facility matures in July 2016. The borrowings under the credit facility are not collateralized. The credit facility contains representations and warranties and places certain business, financial and operating restrictions on us relating to, among other things, indebtedness, liens and other encumbrances, investments, mergers and acquisitions, asset sales, sale and leaseback transactions, and dividends, distributions and redemptions of capital stock. The credit facility requires that we maintain specified quarterly leverage and interest coverage ratios. The required leverage ratio cannot exceed 3.50x total debt to EBITDA. The required interest coverage ratio must be at least 2.75x total interest expense to EBIT. As of December 31, 2012 and 2011, our leverage ratio was 3.28x and 2.33x, respectively. As of December 31, 2012 and 2011, our interest coverage ratio was 6.88x and 7.69x, respectively. We expect to be in compliance with all applicable covenants under the credit facility for the next 12 months. We use the credit facility for acquisitions, capital expenditures, working capital, standby letters of credit and general corporate purposes.

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

On April 1, 2010, we redeemed the $200 million aggregate principal amount of the 2026 Notes. Holders of the notes chose to convert a total of $22.7 million principal amount of the notes. In addition to paying the principal amount of these notes with proceeds from our credit facility, we issued 32,859 shares of our common stock in connection with the conversion and redemption. We redeemed the remaining $177.3 million principal amount of the notes with proceeds from our credit facility. All holders of the notes also received accrued interest and an interest make-whole payment. As a result of the redemption, we recognized $9.7 million of pre-tax expense ($6.0 million net of taxes) in April 2010.

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

The 2015 Notes, 2016 Notes, 2018 Notes, 2019 Notes, and 2021 Notes (collectively, the “Senior Notes”) are uncollateralized obligations and rank equally in right of payment with each of the Senior Notes, the obligations under our senior uncollateralized revolving credit facility and the obligations under our term loan facility. The Senior Notes are subject to representations, warranties, covenants and events of default. The Master Note Purchase Agreement requires that we maintain specified quarterly leverage and interest coverage ratios. The required leverage ratio cannot exceed 3.75x total debt to EBITDA. The required interest coverage ratio must be at least 2.75x total interest expense to EBIT. As of December 31, 2012 and 2011, our leverage ratio was 3.28x and 2.33x, respectively. As of December 31, 2012 and 2011, our interest coverage ratio was 6.88x and 7.69x, respectively. We expect to be in compliance with all applicable covenants under the Senior Notes for the next 12 months.

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

As of December 31, 2012, we had the following contractual obligations (in thousands):

	Payments Due by Period
Recorded Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 years
Long-term debt	$2,238,935	$33,968	$334,441	$1,509,465	$361,061
Cash interest payments	295,613	68,002	126,089	63,307	38,215
Contingent consideration	97,507	49,622	6,978	4,580	36,327

Long-term debt payments include:

1)	$787.0 million in principal payments due July 2016 related to our credit facility. We may elect to draw amounts on our credit facility in either base rate loans or LIBOR loans. At December 31, 2012, all amounts outstanding under the credit facility were in LIBOR loans which bear interest at the LIBOR rate plus applicable LIBOR margin (approximately 1.48% at December 31, 2012). As of December 31, 2012, our credit facility allowed us to borrow up to $1.2 billion.

2)	$800.0 million in principal payments related to our term loan facility. We may elect to draw amounts on the term loan facility in either base rate loans or LIBOR loans. At December 31, 2012, all amounts outstanding under the term loan facility were in LIBOR loans which bear interest at the LIBOR rate plus the applicable LIBOR margin (approximately 2.21% at December 31, 2012). Our term loan facility matures on October 25, 2017.

3)	$175.0 million in principal payments due 2015 related to our 2015 Notes. Holders of the 2015 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2015 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the Master Note Purchase Agreement. The 2015 Notes bear interest at a rate of 6.22%.

4)	$100.0 million in principal payments due 2016 related to our 2016 Notes. Holders of the 2016 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2016 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the Master Note Purchase Agreement. The 2016 Notes bear interest at a rate of 3.30%.

5)	$50.0 million in principal payments due 2018 related to our 2018 Notes. Holders of the 2018 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2018 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the Master Note Purchase Agreement. The 2018 Notes bear interest at a rate of 4.00%.

6)	$175.0 million in principal payments due 2019 related to our 2019 Notes. Holders of the 2019 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2019 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the Master Note Purchase Agreement. The 2019 Notes bear interest at a rate of 5.25%.

7)	$100.0 million in principal payments due 2021 related to our 2021 Notes. Holders of the 2021 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2021 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the Master Note Purchase Agreement. The 2021 Notes bear interest at a rate of 4.64%.

8)	$35.7 million in principal payments related to our tax-exempt bonds, which bear interest at variable rates (between 0.17% and 0.24%) at December 31, 2012. The tax-exempt bonds have maturity dates ranging from 2014 to 2033.

9)	$16.3 million in principal payments related to our notes payable to sellers and other third parties. Our notes payable to sellers and other third parties bear interest at rates between 2.50% and 10.9% at December 31, 2012, and have maturity dates ranging from 2014 to 2036.

The following assumptions were made in calculating cash interest payments:

1)	We calculated cash interest payments on the credit facility using the LIBOR rate plus the applicable LIBOR margin at December 31, 2012. We assumed the credit facility is paid off when it matures in July 2016.

2)	We calculated cash interest payments on the term loan facility using the LIBOR rate plus the applicable LIBOR margin at December 31, 2012.

3)	We calculated cash interest payments on our interest rate swaps using the stated interest rate in the swap agreement less the LIBOR rate through the earlier expiration of the term of the swaps or the term of the credit facility.

Contingent consideration payments include $79.4 million recorded as liabilities in our consolidated financial statements at December 31, 2012, and $18.1 million of future interest accretion on the recorded obligations.

	Amount of Commitment Expiration Per Period
	(amounts in thousands)
Unrecorded Obligations(1)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years
Operating leases	$148,559	$19,121	$33,615	$25,398	$70,425

(1)	We are party to operating lease agreements as discussed in Note 11 to the consolidated financial statements. These lease agreements are established in the ordinary course of our business and are designed to provide us with access to facilities at competitive, market-driven prices. These arrangements have not materially affected our financial position, results of operations or liquidity during the year ended December 31, 2012, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

We have obtained standby letters of credit as discussed in Note 7 to the consolidated financial statements and financial surety bonds as discussed in Note 11 to the consolidated financial statements. These standby letters of credit and financial surety bonds are generally obtained to support our financial assurance needs and landfill and E&P operations. These arrangements have not materially affected our financial position, results of operations or liquidity during the year ended December 31, 2012, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

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

Non-GAAP Financial Measures

Reconciliation of Adjusted Free Cash Flow

We present adjusted free cash flow, a non-GAAP financial measure, supplementally because it is widely used by investors as a valuation and liquidity measure in the solid waste industry. Management uses adjusted free cash flow as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We define adjusted free cash flow as net cash provided by operating activities, plus proceeds from disposal of assets, plus or minus change in book overdraft, plus excess tax benefit associated with equity-based compensation, less capital expenditures for property and equipment and distributions to noncontrolling interests. We further adjust this calculation to exclude the effects of items management believes impact the ability to assess the operating performance of our business. This measure is not a substitute for, and should be used in conjunction with, GAAP liquidity or financial measures. Other companies may calculate adjusted free cash flow differently. Our adjusted free cash flow for the years ended December 31, 2012, 2011 and 2010, are calculated as follows (amounts in thousands):

	Years Ended December 31,
	2012	2011	2010
Net cash provided by operating activities	$416,327	$388,170	$332,179
Plus/less: Change in book overdraft	398	(227)	279
Plus: Proceeds from disposal of assets	2,741	4,434	6,659
Plus: Excess tax benefit associated with equity-based compensation	5,033	4,763	11,997
Less: Capital expenditures for property and equipment	(153,517)	(141,924)	(134,829)
Less: Distributions to noncontrolling interests	(198)	(675)	—
Adjustment:
Corporate office relocation, net of taxes (a)	4,975	251	—

Adjusted free cash flow	$275,759	$254,792	$216,285

(a)	Reflects the addback of third party expenses and reimbursable advances to employees associated with the relocation of our corporate headquarters from California to Texas.

Reconciliation of Adjusted Operating Income Before Depreciation and Amortization

We present adjusted operating income before depreciation and amortization, a non-GAAP financial measure, supplementally because it is widely used by investors as a performance and valuation measure in the solid waste industry. Management uses adjusted operating income before depreciation and amortization as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We define adjusted operating income before depreciation and amortization as operating income, plus depreciation and amortization expense, plus closure and post-closure accretion expense, plus or minus any gain or loss on disposal of assets. We further adjust this calculation to exclude the effects of items management believes impact the ability to assess the operating performance of our business. This measure is not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate adjusted operating income before depreciation and amortization differently. Our adjusted operating income before depreciation and amortization for the years ended December 31, 2012, 2011 and 2010, are calculated as follows (amounts in thousands):

	Years Ended December 31,
	2012	2011	2010
Operating income	$316,147	$317,062	$272,383
Plus: Depreciation and amortization	193,584	167,100	147,456
Plus: Closure and post-closure accretion	2,581	1,967	1,766
Plus: Loss on disposal of assets	1,627	1,657	571
Adjustments:
Plus: Acquisition-related costs (a)	6,415	1,744	2,081
Plus: Corporate relocation expenses (b)	8,031	83	—
Plus: Named executive officers’ one-time equity grants (c)	3,585	—	—
Less: Gain from litigation settlement (d)	(3,551)	—	—

Adjusted operating income before depreciation and amortization	$528,419	$489,613	$424,257

(a)	Reflects the addback of acquisition-related transaction and severance costs.
(b)	Reflects the addback of costs associated with the relocation of our corporate headquarters from California to Texas.
(c)	Reflects the addback of one-time equity compensation expense incurred at the time our named executive officers’ employment contracts were modified.
(d)	Reflects the elimination of a non-recurring gain from an arbitration award.

Reconciliation of Net Income to Adjusted Net Income and Adjusted Net Income per Diluted Share

We present adjusted net income and adjusted net income per diluted share, both non-GAAP financial measures, supplementally because they are widely used by investors as a valuation measure in the solid waste industry. Management uses adjusted net income and adjusted net income per diluted share as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We provide adjusted net income to exclude the effects of items management believes impact the comparability of operating results between periods. Adjusted net income has limitations due to the fact that it may exclude items that have an impact on our financial condition and results of operations. Adjusted net income and adjusted net income per diluted share are not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate adjusted net income and adjusted net income per diluted share differently. Our adjusted net income and adjusted net income per diluted share for the years ended December 31, 2012, 2011 and 2010, are calculated as follows (amounts in thousands, except per share amounts):

	Years Ended December 31,
	2012	2011	2010
Reported net income attributable to Waste Connections	$159,093	$165,239	$135,104
Adjustments:
Amortization of intangibles, net of taxes (a)	15,209	12,440	9,041
Acquisition-related costs, net of taxes (b)	4,052	1,327	1,290
Loss on disposal of assets, net of taxes (c)	1,006	1,027	776
Corporate relocation expenses, net of taxes (d)	4,975	51	—
Named executive officers’ one-time equity grants, net of taxes (e)	3,315	—	—
Gain from litigation settlement, net of taxes (f)	(2,202)	—	—
Impact of deferred tax adjustment (g)	2,602	—	1,547
Loss on extinguishment of debt, net of taxes (h)	—	—	6,320

Adjusted net income attributable to Waste Connections	$188,050	$180,084	$154,078

Diluted earnings per common share attributable to Waste Connections common stockholders:
Reported net income	$1.31	$1.45	$1.16

Adjusted net income	$1.54	$1.59	$1.32

(a)	Reflects the elimination of the non-cash amortization of acquisition-related intangible assets.
(b)	Reflects the elimination of acquisition-related costs.
(c)	Reflects the elimination of a loss on disposal of assets.
(d)	Reflects the addback of costs associated with the relocation of our corporate headquarters from California to Texas.
(e)	Reflects the addback of one-time equity compensation expense incurred at the time our named executive officers’ employment contracts were modified.
(f)	Reflects the elimination of a non-recurring gain from an arbitration award.
(g)	Reflects (1) the elimination in 2012 of an increase to the income tax provision associated with an increase in our deferred tax liabilities primarily resulting from the R360 acquisition and (2) the elimination in 2010 of an increase to the income tax provision associated with an adjustment in our deferred tax liabilities primarily resulting from a voter-approved increase in Oregon state income tax rates.
(h)	Reflects the elimination of costs associated with early redemption of outstanding debt.

Inflation

Other than volatility in fuel prices and labor costs in certain markets, inflation has not materially affected our operations in recent years. Consistent with industry practice, many of our contracts allow us to pass through certain costs to our customers, including increases in landfill tipping fees and, in some cases, fuel costs. Therefore, we believe that we should be able to increase prices to offset many cost increases that result from inflation in the ordinary course of business. However, competitive pressures or delays in the timing of rate increases under our contracts may require us to absorb at least part of these cost increases, especially if cost increases exceed the average rate of inflation. Management’s estimates associated with inflation have an impact on our accounting for landfill liabilities.

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

At December 31, 2012, our derivative instruments included three interest rate swap agreements that effectively fix the interest rate on the applicable notional amounts of our variable rate debt as follows (dollars in thousands):

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

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged floating rate debt. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. We are exposed to cash flow risk due to changes in interest rates with respect to the unhedged floating rate balances owed at December 31, 2012 and 2011, of $1.298 billion and $382.5 million, respectively, including floating rate debt under our credit facility, term loan facility and floating rate municipal bond obligations. A one percentage point increase in interest rates on our variable-rate debt as of December 31, 2012 and 2011, would decrease our annual pre-tax income by approximately $13.0 million and $3.8 million, respectively. All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations, subject to counterparty default risk.

The market price of diesel fuel is unpredictable and can fluctuate significantly. We purchase approximately 30 million gallons of fuel per year; therefore, a significant increase in the price of fuel could adversely affect our business and reduce our operating margins. To manage a portion of this risk, we periodically entered into fuel hedge agreements related to forecasted diesel fuel purchases.

At December 31, 2012, our derivative instruments included one fuel hedge agreement as follows:

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

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged diesel fuel purchases. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. For the year ending December 31, 2013, we expect to purchase approximately 30 million gallons of fuel at market prices, and a $0.10 per gallon increase in the price of fuel over the year would decrease our pre-tax income during this period by approximately $3.0 million.

We market a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals. We own and operate 38 recycling processing operations and sell other collected recyclable materials to third parties for processing before resale. To reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties. In the event of a decline in recycled commodity prices, a 10% decrease in average recycled commodity prices from the average prices that were in effect during the year ended December 31, 2012 and 2011, would have had a $7.3 million and $8.7 million impact on revenues for the year ended December 31, 2012 and 2011, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

WASTE CONNECTIONS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Waste Connections, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Waste Connections, Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded the former principal operating subsidiaries of R360 Environmental Solutions, Inc. (the “R360 subsidiaries”) from its assessment of internal control over financial reporting as of December 31, 2012 because they were acquired by the Company in a purchase business combination in 2012. We have also excluded the R360 subsidiaries from our audit of internal control over financial reporting. The R360 subsidiaries are wholly-owned subsidiaries whose total assets and total revenues represent 28.5% and 2.4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2012.

/s/ PricewaterhouseCoopers LLP

Houston, TX

March 1, 2013

WASTE CONNECTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and equivalents	$23,212	$12,643
Accounts receivable, net of allowance for doubtful accounts of $6,548 and $6,617 at December 31, 2012 and 2011, respectively	235,762	176,277
Deferred income taxes	45,798	20,630
Prepaid expenses and other current assets	57,714	39,708

Total current assets	362,486	249,258
Property and equipment, net	2,457,606	1,450,469
Goodwill	1,636,557	1,116,888
Intangible assets, net	541,908	449,581
Restricted assets	34,889	30,544
Other assets, net	42,580	31,265

	$5,076,026	$3,328,005

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$130,260	$95,097
Book overdraft	12,567	12,169
Accrued liabilities	121,829	97,020
Deferred revenue	69,930	64,694
Current portion of contingent consideration	49,018	8,923
Current portion of long-term debt and notes payable	33,968	5,899

Total current liabilities	417,572	283,802
Long-term debt and notes payable	2,204,967	1,172,758
Long-term portion of contingent consideration	30,346	22,573
Other long-term liabilities	75,129	52,051
Deferred income taxes	464,882	397,134

Total liabilities	3,192,896	1,928,318
Commitments and contingencies (Note 11)
Equity:
Preferred stock: $0.01 par value per share; 7,500,000 shares authorized; none issued and outstanding	—	—
Common stock: $0.01 par value per share; 250,000,000 shares authorized; 123,019,494 and 110,907,782 shares issued and outstanding at December 31, 2012 and 2011, respectively	1,230	1,109
Additional paid-in capital	779,904	408,721
Accumulated other comprehensive loss	(6,165)	(3,480)
Retained earnings	1,103,188	988,560

Total Waste Connections’ equity	1,878,157	1,394,910
Noncontrolling interest in subsidiaries	4,973	4,777

Total equity	1,883,130	1,399,687

	$5,076,026	$3,328,005

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.

CONSOLIDATED STATEMENTS OF NET INCOME

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Years Ended December 31,
	2012	2011	2010
Revenues	$1,661,618	$1,505,366	$1,319,757
Operating expenses:
Cost of operations	956,357	857,580	749,487
Selling, general and administrative	197,454	161,967	149,860
Depreciation	169,027	147,036	132,874
Amortization of intangibles	24,557	20,064	14,582
Loss on disposal of assets	1,627	1,657	571
Gain from litigation settlement	(3,551)	—	—

Operating income	316,147	317,062	272,383
Interest expense	(53,037)	(44,520)	(40,134)
Interest income	773	530	590
Loss on extinguishment of debt	—	—	(10,193)
Other income, net	1,220	57	2,830

Income before income tax provision	265,103	273,129	225,476
Income tax provision	(105,443)	(106,958)	(89,334)

Net income	159,660	166,171	136,142
Less: Net income attributable to noncontrolling interests	(567)	(932)	(1,038)

Net income attributable to Waste Connections	$159,093	$165,239	$135,104

Earnings per common share attributable to Waste Connections’ common stockholders:
Basic	$1.31	$1.47	$1.17

Diluted	$1.31	$1.45	$1.16

Shares used in the per share calculations:
Basic	121,172,381	112,720,444	115,646,173

Diluted	121,824,349	113,583,486	116,894,204

Cash dividends per common share	$0.37	$0.315	$0.075

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Years Ended December 31,
	2012	2011	2010
Net income	$159,660	$166,171	$136,142
Other comprehensive income (loss), before tax:
Interest rate swap amounts reclassified into interest expense	5,289	5,803	9,052
Fuel hedge amounts reclassified into cost of operations	(4,513)	(4,297)	3,932
Changes in fair value of interest rate swaps	(7,333)	(5,200)	(11,013)
Changes in fair value of fuel hedges	2,194	3,073	902

Other comprehensive income (loss) before tax	(4,363)	(621)	2,873
Income tax expense (benefit) related to items of other comprehensive income	1,678	236	(1,076)

Other comprehensive income (loss), net of tax	(2,685)	(385)	1,797

Comprehensive income	156,975	165,786	137,939
Less: Comprehensive income attributable to noncontrolling interests	(567)	(932)	(1,038)

Comprehensive income attributable to Waste Connections	$156,408	$164,854	$136,901

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

YEARS ENDED DECEMBER 31, 2010, 2011 AND 2012

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	WASTE CONNECTIONS’ EQUITY
	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE INCOME	RETAINED	NONCONTROLLING
	SHARES	AMOUNT	CAPITAL	(LOSS)	EARNINGS	INTERESTS	TOTAL
Balances at December 31, 2009	117,898,624	$786	$625,173	$(4,892)	$732,738	$3,231	$1,357,036
Stock split	—	394	—	—	(394)	—	—
Vesting of restricted stock units	511,196	5	(5)	—	—	—	—
Tax withholdings related to net share settlements of restricted stock units	(175,776)	(2)	(3,781)	—	—	—	(3,783)
Equity-based compensation	—	—	11,331	—	—	—	11,331
Exercise of stock options and warrants	2,572,195	25	33,049	—	—	—	33,074
Excess tax benefit associated with equity-based compensation	—	—	11,997	—	—	—	11,997
Repurchase of common stock	(6,889,017)	(69)	(166,251)	—	—	—	(166,320)
Cash dividends on common stock	—	—	—	—	(8,561)	—	(8,561)
Reacquisition of equity component resulting from conversion of 2026 Convertible Senior Notes	—	—	(2,295)	—	—	—	(2,295)
Issuance of shares in connection with conversion of 2026 Convertible Senior Notes	32,859	—	—	—	—	—	—
Amounts reclassified into earnings, net of taxes	—	—	—	8,050	—	—	8,050
Changes in fair value of cash flow hedges, net of taxes	—	—	—	(6,253)	—	—	(6,253)
Net income	—	—	—	—	135,104	1,038	136,142

Balances at December 31, 2010	113,950,081	1,139	509,218	(3,095)	858,887	4,269	1,370,418
Vesting of restricted stock units	545,223	6	(6)	—	—	—	—
Tax withholdings related to net share settlements of restricted stock units	(186,811)	(2)	(5,509)	—	—	—	(5,511)
Equity-based compensation	—	—	11,879	—	—	—	11,879
Exercise of stock options and warrants	407,012	4	5,155	—	—	—	5,159
Excess tax benefit associated with equity-based compensation	—	—	4,763	—	—	—	4,763
Repurchase of common stock	(3,807,723)	(38)	(116,779)	—	—	—	(116,817)
Cash dividends on common stock	—	—	—	—	(35,566)	—	(35,566)
Amounts reclassified into earnings, net of taxes	—	—	—	934	—	—	934
Changes in fair value of cash flow hedges, net of taxes	—	—	—	(1,319)	—	—	(1,319)
Distributions to noncontrolling interests	—	—	—	—	—	(675)	(675)
Fair value of noncontrolling interest associated with business acquired	—	—	—	—	—	251	251
Net income	—	—	—	—	165,239	932	166,171

Balances at December 31, 2011	110,907,782	1,109	408,721	(3,480)	988,560	4,777	1,399,687
Vesting of restricted stock units	591,165	6	(6)	—	—	—	—
Tax withholdings related to net share settlements of restricted stock units	(189,939)	(2)	(6,060)	—	—	—	(6,062)
Equity-based compensation	—	—	17,289	—	—	—	17,289
Exercise of stock options and warrants	329,933	3	4,054	—	—	—	4,057
Issuance of common stock, net of issuance costs of $376	12,000,000	120	369,464	—	—	—	369,584
Excess tax benefit associated with equity-based compensation	—	—	5,033	—	—	—	5,033
Repurchase of common stock	(619,447)	(6)	(18,591)	—	—	—	(18,597)
Cash dividends on common stock	—	—	—	—	(44,465)	—	(44,465)
Amounts reclassified into earnings, net of taxes	—	—	—	481	—	—	481
Changes in fair value of cash flow hedges, net of taxes	—	—	—	(3,166)	—	—	(3,166)
Distributions to noncontrolling interests	—	—	—	—	—	(198)	(198)
Divestiture of noncontrolling interest	—	—	—	—	—	(173)	(173)
Net income	—	—	—	—	159,093	567	159,660

Balances at December 31, 2012	123,019,494	$1,230	$779,904	$(6,165)	$1,103,188	$4,973	$1,883,130

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Years Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$159,660	$166,171	$136,142
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of assets	1,627	1,657	571
Depreciation	169,027	147,036	132,874
Amortization of intangibles	24,557	20,064	14,582
Deferred income taxes, net of acquisitions	29,689	50,989	26,431
Loss on redemption of 2026 Convertible Senior Notes, net of make-whole payment	—	—	2,255
Amortization of debt issuance costs	1,993	1,420	1,574
Amortization of debt discount	—	—	1,245
Equity-based compensation	17,289	11,879	11,331
Interest income on restricted assets	(603)	(454)	(511)
Interest accretion	4,000	2,771	1,778
Excess tax benefit associated with equity-based compensation	(5,033)	(4,763)	(11,997)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	1,549	(14,507)	(9,321)
Prepaid expenses and other current assets	(733)	(4,236)	3,304
Accounts payable	2,761	(2,912)	(853)
Deferred revenue	180	4,161	3,244
Accrued liabilities	7,835	9,551	19,074
Other long-term liabilities	2,529	(657)	456

Net cash provided by operating activities	416,327	388,170	332,179

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(1,579,869)	(257,852)	(81,010)
Capital expenditures for property and equipment	(153,517)	(141,924)	(134,829)
Proceeds from disposal of assets	2,741	4,434	6,659
Decrease (increase) in restricted assets, net of interest income	2,983	351	(2,552)
Other	(6,185)	(5,014)	(2,492)

Net cash used in investing activities	(1,733,847)	(400,005)	(214,224)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	1,647,000	592,500	483,253
Principal payments on notes payable and long-term debt	(609,014)	(421,872)	(467,660)
Payment of contingent consideration	(12,473)	(500)	—
Change in book overdraft	398	(227)	279
Proceeds from option and warrant exercises	4,057	5,159	33,074
Excess tax benefit associated with equity-based compensation	5,033	4,763	11,997
Payments for repurchase of common stock	(18,597)	(116,817)	(166,320)
Payments for cash dividends	(44,465)	(35,566)	(8,561)
Tax withholdings related to net share settlements of restricted stock units	(6,062)	(5,511)	(3,783)
Distributions to noncontrolling interests	(198)	(675)	—
Debt issuance costs	(7,174)	(6,649)	—
Proceeds from common stock offering, net	369,584	—	—

Net cash provided by (used in) financing activities	1,328,089	14,605	(117,721)

Net increase in cash and equivalents	10,569	2,770	234
Cash and equivalents at beginning of year	12,643	9,873	9,639

Cash and equivalents at end of year	$23,212	$12,643	$9,873

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH TRANSACTIONS:

	Years Ended December 31,
	2012	2011	2010
Cash paid for income taxes	$69,954	$52,729	$50,111

Cash paid for interest	$49,826	$39,499	$39,913

In connection with its acquisitions, the Company assumed liabilities as follows:
Fair value of assets acquired	$1,748,458	$404,550	$107,144
Cash paid for current year acquisitions	(1,579,869)	(257,852)	(81,010)

Liabilities assumed and notes payable issued to sellers of businesses acquired	$168,589	$146,698	$26,134

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Waste Connections, Inc. (“WCI” or the “Company”) was incorporated in Delaware on September 9, 1997, and commenced its operations on October 1, 1997, through the purchase of certain solid waste operations in the state of Washington. The Company is an integrated municipal solid waste services company that provides solid waste collection, transfer, disposal and recycling services in mostly exclusive and secondary markets in the U.S. and a leading provider of non-hazardous exploration and production (E&P) waste treatment, recovery and disposal services in several of the most active natural resource producing areas of the U.S. The Company also provides intermodal services for the rail haul movement of cargo and solid waste containers in the Pacific Northwest.

Basis of Presentation

These consolidated financial statements include the accounts of WCI and its wholly-owned and majority-owned subsidiaries. The consolidated entity is referred to herein as the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at purchase to be cash equivalents. As of December 31, 2012 and 2011, cash equivalents consisted of demand money market accounts.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and equivalents, restricted assets and accounts receivable. The Company maintains cash and equivalents with banks that at times exceed applicable insurance limits. The Company reduces its exposure to credit risk by maintaining such deposits with high quality financial institutions. The Company’s restricted assets are invested primarily in U.S. government and agency securities. The Company has not experienced any losses related to its cash and equivalents or restricted asset accounts. The Company generally does not require collateral on its trade receivables. Credit risk on accounts receivable is minimized as a result of the large and diverse nature of the Company’s customer base. The Company maintains allowances for losses based on the expected collectability of accounts receivable.

Revenue Recognition and Accounts Receivable

Revenues are recognized when persuasive evidence of an arrangement exists, the service has been provided, the price is fixed or determinable and collection is reasonably assured. Certain customers are billed in advance and, accordingly, recognition of the related revenues is deferred until the services are provided. In accordance with revenue recognition guidance, any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer is presented in the statements of net income on a net basis (excluded from revenues).

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

The estimated useful lives are as follows:

Buildings	10 – 20 years
Land and leasehold improvements	3 – 20 years
Machinery and equipment	3 – 12 years
Rolling stock	2 – 10 years
Containers	5 – 12 years
Rail cars	20 years

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

•

Final capping, closure and post-closure obligations. The Company accrues for estimated final capping, closure and post-closure maintenance obligations at the landfills it owns and five of the six landfills that it operates, but does not own under life-of-site agreements. Accrued final capping, closure and post-closure costs represent an estimate of the current value of the future obligation associated with final capping, closure and post-closure monitoring of non-hazardous solid waste landfills currently owned or operated under life-of-site agreements by the Company. Final capping costs represent the costs related to installation of clay liners, drainage and compacted soil layers and topsoil constructed over areas of the landfill where total airspace capacity has been consumed. Closure and post-closure monitoring and maintenance costs represent the costs related to cash expenditures yet to be incurred when a landfill facility ceases to accept waste and closes. Accruals for final capping, closure and post-closure monitoring and maintenance requirements in the U.S. consider site inspection, groundwater monitoring, leachate management, methane gas control and recovery, and operating and maintenance costs to be incurred during the period after the facility closes. Certain of these environmental costs, principally capping and methane gas control costs, are also incurred during the operating life of the site in accordance with the landfill operation requirements of Subtitle D and the air emissions standards. Daily maintenance activities, which include many of these costs, are expensed as incurred during the operating life of the landfill. Daily maintenance activities include leachate disposal; surface water, groundwater, and methane gas monitoring and maintenance; other pollution control activities; mowing and fertilizing the landfill final cap; fence and road maintenance; and third party inspection and reporting costs. Site specific final capping, closure and post-closure engineering cost estimates are prepared annually for landfills owned or landfills operated under life-of-site agreements by the Company for which it is responsible for final capping, closure and post-closure.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

The net present value of landfill final capping, closure and post-closure liabilities are calculated by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure and discounting the inflated total to its present value using a credit-adjusted risk-free rate. Any changes in expectations that result in an upward revision to the estimated undiscounted cash flows are treated as a new liability and are inflated and discounted at rates reflecting current market conditions. Any changes in expectations that result in a downward revision (or no revision) to the estimated undiscounted cash flows result in a liability that is inflated and discounted at rates reflecting the market conditions at the time the cash flows were originally estimated. This policy results in the Company’s final capping, closure and post-closure liabilities being recorded in “layers.” The Company’s discount rate assumption for purposes of computing 2012 and 2011 “layers” for final capping, closure and post-closure obligations was 5.75% for each year, which reflects the Company’s long-term cost of borrowing as of the end of 2011 and 2010. The Company’s inflation rate assumption was 2.5% for the years ended December 31, 2012 and 2011.

In accordance with the accounting guidance on asset retirement obligations, the final capping, closure and post-closure liability is recorded on the balance sheet along with an offsetting addition to site costs which is amortized to depletion expense on a units-of-consumption basis as remaining landfill airspace is consumed. The impact of changes determined to be changes in estimates, based on an annual update, is accounted for on a prospective basis. Depletion expense resulting from final capping, closure and post-closure obligations recorded as a component of landfill site costs will generally be less during the early portion of a landfill’s operating life and increase thereafter. Owned landfills and landfills operated under life-of-site agreements have estimated remaining lives, based on remaining permitted capacity, probable expansion capacity and projected annual disposal volumes, that range from approximately 5 to 240 years, with an average remaining life of approximately 48 years. The costs for final capping, closure and post-closure obligations at landfills the Company owns or operates under life-of-site agreements are generally estimated based on interpretations of current requirements and proposed or anticipated regulatory changes.

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

The following is a reconciliation of the Company’s final capping, closure and post-closure liability balance from December 31, 2010 to December 31, 2012:

Final capping, closure and post-closure liability at December 31, 2010	$28,537
Adjustments to final capping, closure and post-closure liabilities	(1,038)
Liabilities incurred	2,088
Accretion expense	1,967
Closure payments	(2,100)
Assumption of closure liabilities from acquisitions	1,429

Final capping, closure and post-closure liability at December 31, 2011	30,883
Adjustments to final capping, closure and post-closure liabilities	3,535
Liabilities incurred	2,926
Accretion expense	2,581
Closure payments	(22)
Assumption of closure liabilities from acquisitions	6,570

Final capping, closure and post-closure liability at December 31, 2012	$46,473

The Adjustments to final capping, closure and post-closure liabilities for the year ended December 31, 2012, primarily consisted of increases in estimated closure costs and changes in timing of closure activities at some of the Company’s landfills, partially offset by a decrease in closure liabilities from third parties due to changes in timing of closure activities and reduced closure expenses. The Adjustments to final capping, closure and post-closure liabilities for the year ended December 31, 2011, primarily consisted of an increase in estimated airspace at one of the Company’s landfills at which an expansion is being pursued. The final capping, closure and post-closure liability is included in Other long-term liabilities in the Consolidated Balance Sheets. The Company performs its annual review of its cost and capacity estimates in the first quarter of each year.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

At December 31, 2012, $32,457 of the Company’s restricted assets balance was for purposes of securing its performance of future final capping, closure and post-closure obligations.

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

It is possible that the Company’s estimates or assumptions could ultimately be significantly different from actual results. In some cases, the Company may be unsuccessful in obtaining an expansion permit or the Company may determine that an expansion permit that the Company previously thought was probable has become unlikely. To the extent that such estimates, or the assumptions used to make those estimates, prove to be significantly different than actual results, or the belief that the Company will receive an expansion permit changes adversely in a significant manner, the costs of the landfill, including the costs incurred in the pursuit of the expansion, may be subject to impairment testing, as described below, and lower profitability may be experienced due to higher amortization rates, higher capping, closure and post-closure rates, and higher expenses or asset impairments related to the removal of previously included expansion airspace.

The Company periodically evaluates its landfill sites for potential impairment indicators. The Company’s judgments regarding the existence of impairment indicators are based on regulatory factors, market conditions and operational performance of its landfills. Future events could cause the Company to conclude that impairment indicators exist and that its landfill carrying costs are impaired.

Cell Processing Reserves

The Company records a cell processing reserve related to its E&P group for certain locations in Louisiana and Texas for the estimated amount of expenses to be incurred upon the treatment and excavation of oilfield waste received. The cell processing reserve is the future cost to properly treat and dispose of existing waste within the cells at the various facilities. The reserve generally covers estimated costs to be incurred over a period of time up to 24 months, with the current portion representing costs estimated to be incurred in the next 12 months. The estimate is calculated based on current estimated volume in the cells, estimated percentage of waste treated, and historical average costs to treat and excavate the waste. The processing reserve represents the estimated costs to process the volumes of oilfield waste on-hand for which revenue has been recognized. At December 31, 2012, the current portion of cell processing reserves was $6,442, which is included in Accrued liabilities in the Consolidated Balance Sheets. At December 31, 2012, the long-term portion of cell processing reserves was $2,043, which is included in Other long-term liabilities in the Consolidated Balance Sheets.

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

Finite-Lived Intangible Assets

The amounts assigned to franchise agreements, contracts, customer lists and non-competition agreements are being amortized on a straight-line basis over the expected term of the related agreements (ranging from 1 to 56 years).

Goodwill and Indefinite-Lived Intangible Assets

The Company acquired indefinite-lived intangible assets in connection with certain of its acquisitions. The amounts assigned to indefinite-lived intangible assets consist of the value of certain perpetual rights to provide solid waste collection and transportation services in specified territories and to operate exploration and production waste treatment and disposal facilities. The Company measures and recognizes acquired indefinite-lived intangible assets at their estimated acquisition date fair values. Indefinite-lived intangible assets are not amortized. Goodwill represents the excess of: (a) the aggregate of the fair value of consideration transferred, the fair value of any noncontrolling interest in the acquiree (if any) and the acquisition date fair value of the Company’s previously held equity interest in the acquiree (if any), over (b) the fair value of assets acquired and liabilities assumed. Goodwill and intangible assets, deemed to have indefinite lives, are subject to annual impairment tests as described below.

Goodwill and indefinite-lived intangible assets are tested for impairment on at least an annual basis in the fourth quarter of the year. In the first step of testing for goodwill impairment, the Company estimates the fair value of each reporting unit, which the Company has determined to be its three geographic operating segments and its E&P group, and compares the fair value with the carrying value of the net assets assigned to each reporting unit. If the fair value of a reporting unit is greater than the carrying value of the net assets assigned to the reporting unit, including goodwill, then no impairment results. If the fair value is less than the carrying value, then the Company would perform a second step and determine the fair value of the goodwill. In this second step, the fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the purchase price were being initially allocated. If the fair value of the goodwill is less than its carrying value for a reporting unit, an impairment charge would be recorded to earnings in the Company’s Consolidated Statements of Net Income. In testing indefinite-lived intangible assets for impairment, the Company compares the estimated fair value of each indefinite-lived intangible asset to its carrying value. If the fair value of the indefinite-lived intangible asset is less than its carrying value, an impairment charge would be recorded to earnings in the Company’s Consolidated Statements of Net Income.

To determine the fair value of each of the Company’s reporting units as a whole and each indefinite-lived intangible asset, the Company uses discounted cash flow analyses, which require significant assumptions and estimates about the future operations of each reporting unit and the future discrete cash flows related to each indefinite-lived intangible asset. Significant judgments inherent in these analyses include the determination of appropriate discount rates, the amount and timing of expected future cash flows and growth rates. The cash flows employed in the Company’s 2012 discounted cash flow analyses were based on ten-year financial forecasts, which in turn were based on the 2013 annual budget developed internally by management. These forecasts reflect operating profit margins that were consistent with 2012 results and perpetual revenue growth rates of 3.5%. The Company’s discount rate assumptions are based on an assessment of the Company’s weighted average cost of capital which approximated 5.7%. In assessing the reasonableness of the Company’s determined fair values of its reporting units, the Company evaluates its results against its current market capitalization.

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

As a result of performing the tests for potential impairment of goodwill and indefinite-lived intangible assets, the Company determined that no impairment existed as of December 31, 2012 or 2011, and, therefore, there were no write-downs to any of its goodwill or indefinite-lived intangible assets.

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

A regulator or court may deny or overturn a landfill development or landfill expansion permit application before the development or expansion permit is ultimately granted. For example, see Note 11 for discussion of the Chaparral, New Mexico Landfill Permit Litigation, the Harper County, Kansas Landfill Permit Litigation and the Solano County, California Measure E/Landfill Expansion Litigation.

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

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

Restricted Assets

Restricted assets held by trustees consist principally of funds deposited in connection with landfill final capping, closure and post-closure obligations and other financial assurance requirements. Proceeds from these financing arrangements are directly deposited into trust funds, and the Company does not have the ability to utilize the funds in regular operating activities. See Note 8 for further information on restricted assets.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and equivalents, trade receivables, restricted assets, trade payables, debt instruments, contingent consideration obligations, interest rate swaps and fuel hedges. As of December 31, 2012 and 2011, the carrying values of cash and equivalents, trade receivables, restricted assets, trade payables and contingent consideration are considered to be representative of their respective fair values. The carrying values of the Company’s debt instruments, excluding certain notes as listed in the table below, approximate their fair values as of December 31, 2012 and 2011, based on current borrowing rates, current remaining average life to maturity and borrower credit quality for similar types of borrowing arrangements, and are therefore classified as Level 2 within the fair value hierarchy. The carrying values and fair values of the Company’s debt instruments where the carrying values do not approximate their fair values as of December 31, 2012 and 2011, are as follows:

	Carrying Value at December 31,		Fair Value* at December 31,
	2012	2011	2012	2011
6.22% Senior Notes due 2015	$175,000	$175,000	$193,949	$186,305
3.30% Senior Notes due 2016	$100,000	$100,000	$103,068	$98,980
4.00% Senior Notes due 2018	$50,000	$50,000	$52,476	$51,220
5.25% Senior Notes due 2019	$175,000	$175,000	$195,584	$174,125
4.64% Senior Notes due 2021	$100,000	$100,000	$107,418	$104,250

*	Senior Notes are classified as Level 2 within the fair value hierarchy. Fair value is based on quotes of bonds with similar ratings in similar industries.

For details on the fair value of the Company’s interest rate swaps, fuel hedge and restricted assets, refer to Note 8.

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

One of the Company’s objectives for utilizing derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in the variable interest rates of certain borrowings issued under its revolving credit facility. The Company’s strategy to achieve that objective involves entering into interest rate swaps that are specifically designated to the Company’s revolving credit facility and accounted for as cash flow hedges.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

At December 31, 2012, the Company’s derivative instruments included three interest rate swap agreements as follows:

Date Entered	Notional Amount	Fixed Interest Rate Paid*	Variable Interest Rate Received	Effective Date	Expiration Date
March 2009	$175,000	2.85%	1-month LIBOR	February 2011	February 2014
August 2011	$150,000	0.80%	1-month LIBOR	April 2012	January 2015
December 2011	$175,000	1.60%	1-month LIBOR	February 2014	February 2017

*	plus applicable margin.

Another of the Company’s objectives for utilizing derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in the price of diesel fuel. The Company’s strategy to achieve that objective involves periodically entering into fuel hedges that are specifically designated to certain forecasted diesel fuel purchases and accounted for as cash flow hedges.

At December 31, 2012, the Company’s derivative instruments included one fuel hedge agreement as follows:

Date Entered	Notional Amount (in gallons per month)	Diesel Rate Paid Fixed (per gallon)	Diesel Rate Received Variable	Effective Date	Expiration Date
June 2012	300,000	$3.60	DOE Diesel Fuel Index*	January 2014	December 2015

*	If the national U.S. on-highway average price for a gallon of diesel fuel (“average price”), as published by the Department of Energy, exceeds the contract price per gallon, the Company receives the difference between the average price and the contract price (multiplied by the notional number of gallons) from the counterparty. If the average price is less than the contract price per gallon, the Company pays the difference to the counterparty.

The fair values of derivative instruments designated as cash flow hedges as of December 31, 2012, were as follows:

Derivatives Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps			Accrued liabilities(a)	$(5,374)
			Other long-term liabilities	(5,789)
Fuel hedge	Other assets, net	$1,187

Total derivatives designated as cash flow hedges		$1,187		$(11,163)

(a)	Represents the estimated amount of the existing unrealized losses on interest rate swaps as of December 31, 2012 (based on the interest rate yield curve at that date), included in AOCL expected to be reclassified into pre-tax earnings within the next 12 months. The actual amounts reclassified into earnings are dependent on future movements in interest rates.

The fair values of derivative instruments designated as cash flow hedges as of December 31, 2011, were as follows:

Derivatives Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps			Accrued liabilities	$(4,476)
			Other long-term liabilities	(4,642)
Fuel hedge	Prepaid expenses and other current assets	$3,506

Total derivatives designated as cash flow hedges		$3,506		$(9,118)

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

The following table summarizes the impact of the Company’s cash flow hedges on the results of operations, comprehensive income and AOCL for the years ended December 31, 2012, 2011 and 2010:

Derivatives Designated as Cash Flow Hedges	Amount of Gain or (Loss) Recognized as AOCL on Derivatives, Net of Tax (Effective Portion)(a)			Statement of Income Classification	Amount of (Gain) or Loss Reclassified from AOCL into Earnings, Net of Tax (Effective Portion)(b), (c)
	Years Ended December 31,				Years Ended December 31,
	2012	2011	2010		2012	2011	2010
Interest rate swaps	$(4,524)	$(3,224)	$(6,812)	Interest expense	$3,279	$3,598	$5,612
Fuel hedge	1,358	1,905	559	Cost of operations	(2,798)	(2,664)	2,438

Total	$(3,166)	$(1,319)	$(6,253)		$481	$934	$8,050

(a)	In accordance with the derivatives and hedging guidance, the effective portions of the changes in fair values of interest rate swaps and the fuel hedge have been recorded in equity as a component of AOCL. As the critical terms of the interest rate swaps match the underlying debt being hedged, no ineffectiveness is recognized on these swaps and, therefore, all unrealized changes in fair value are recorded in AOCL. Because changes in the actual price of diesel fuel and changes in the DOE index price do not offset exactly each reporting period, the Company assesses whether the fuel hedge is highly effective using the cumulative dollar offset approach.
(b)	Amounts reclassified from AOCL into earnings related to realized gains and losses on interest rate swaps are recognized when interest payments or receipts occur related to the swap contracts, which correspond to when interest payments are made on the Company’s hedged debt.
(c)	Amounts reclassified from AOCL into earnings related to realized gains and losses on the fuel hedge are recognized when settlement payments or receipts occur related to the hedge contract, which correspond to when the underlying fuel is consumed.

The Company measures and records ineffectiveness on the fuel hedge in Cost of operations in the Consolidated Statements of Net Income on a monthly basis based on the difference between the DOE index price and the actual price of diesel fuel purchased, multiplied by the notional number of gallons on the contracts. There was no significant ineffectiveness recognized on the fuel hedges during the years ended December 31, 2012, 2011 and 2010.

See Note 13 for further discussion on the impact of the Company’s hedge accounting to its consolidated Comprehensive income and AOCL.

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The Company records valuation allowances to reduce net deferred tax assets to the amount considered more likely than not to be realized.

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

Equity-Based Compensation

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

Warrants are valued using the Black-Scholes pricing model with a contractual life of five years, a risk free interest rate based on the 5-year U.S. treasury yield curve and expected volatility. The Company uses the historical volatility of its common stock over a period equivalent to the contractual life of the warrants to estimate the expected volatility. Warrants issued to consultants are recorded as an element of the related cost of landfill development projects or to expense for warrants issued in connection with acquisitions.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

Equity-based compensation expense recognized during the years ended December 31, 2012, 2011 and 2010, was approximately $17,289 ($11,803 net of taxes), $11,879 ($7,365 net of taxes) and $11,331 ($7,033 net of taxes), respectively, and consisted of stock option, restricted stock unit and warrant expense. The Company records equity-based compensation expense in Selling, general and administrative expenses in the Consolidated Statements of Net Income. The total unrecognized compensation cost at December 31, 2012, related to unvested restricted stock unit awards was $22,475 and that future expense will be recognized over the remaining vesting period of the restricted stock unit awards, which extends to 2016. The weighted average remaining vesting period of those awards is 1.1 years.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2012, 2011 and 2010, was $3,737, $3,679 and $4,171, respectively, which is included in Selling, general and administrative expense in the Consolidated Statements of Net Income.

Insurance Liabilities

As a result of its high deductible insurance policies, the Company is effectively self-insured for automobile liability, general liability, employer’s liability, environmental liability, directors’ and officers’ liability as well as for employee group health claims, property and workers’ compensation. The Company’s insurance accruals are based on claims filed and estimates of claims incurred but not reported and are developed by the Company’s management with assistance from its third-party actuary and its third-party claims administrator. The insurance accruals are influenced by the Company’s past claims experience factors, which have a limited history, and by published industry development factors. At December 31, 2012 and 2011, the Company’s total accrual for self-insured liabilities was $43,935 and $40,137, respectively, which is included in Accrued liabilities in the Consolidated Balance Sheets.

Reclassification

Certain amounts reported in the Company’s prior year’s financial statements have been reclassified to conform with the 2012 presentation.

New Accounting Pronouncements

Fair Value Measurement. In May 2011, the FASB issued additional guidance on fair value disclosures. This guidance contains certain updates to the measurement guidance as well as enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for “Level 3” measurements including enhanced disclosure for: (1) the valuation processes used by the reporting entity; and (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any. This guidance was effective for interim and annual periods beginning on or after December 15, 2011. As of December 31, 2012, the only assets or liabilities which require Level 3 measurements are the Company’s diesel fuel hedge. The Company adopted this guidance as of January 1, 2012. See Note 8 for further information.

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

Impairment of Indefinite-lived Intangible Assets. In July 2012, the FASB issued guidance on testing indefinite-lived intangible assets for impairment. The guidance provides entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. However, an entity can choose to early adopt, provided that the entity has not yet performed its 2012 annual impairment test or issued its financial statements. The Company performed the quantitative assessment for testing indefinite-lived intangible assets for impairment for the year ended December 31, 2012. See “Goodwill and Indefinite-Lived Intangible Assets” within this Note 1 for further details.

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. In February 2013, the FASB issued guidance requiring entities to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, it requires entities to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income if the amount reclassified is required under U.S. generally accepted accounting principles to be reclassified to net income in its entirety in the same reporting period. This guidance is effective prospectively for annual and interim reporting periods beginning after December 15, 2012, with early adoption permitted. The amounts required to be disclosed under this guidance are disclosed in “Derivative Financial Instruments” within this Note 1 and in Note 13.

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

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

R360 Acquisition

On October 25, 2012, the Company completed the acquisition of all of the outstanding equity interests in certain entities that, together with the operating subsidiaries of such entities, hold the business of R360 Environmental Solutions, Inc. (“R360”) for total cash consideration of $1,338,344, net of cash acquired, the assumption of outstanding debt totaling $9,306 and the assumption of contingent consideration totaling $37,293. The acquisition was funded with available cash and with borrowings of $475,000 under the Company’s existing senior revolving credit facility and of $800,000 under a new uncollateralized term loan facility. The R360 business consists of E&P landfills, E&P liquid waste injection wells, E&P waste treatment and recovery facilities and oil recovery facilities at 24 operating locations across Louisiana, New Mexico, North Dakota, Oklahoma, Texas and Wyoming. The R360 acquisition enabled the Company to significantly expand its scope of E&P waste services and contributed towards the achievement of the Company’s strategy to expand through acquisitions.

The results of operations of the R360 business have been included in the Company’s consolidated financial statements from its acquisition date. Total revenues during the period from October 25, 2012 to December 31, 2012, generated from the R360 operations and included within consolidated revenues were $40,190. Total pre-tax earnings during the period from October 25, 2012 to December 31, 2012, generated from the R360 operations and included within consolidated income before income taxes, were $8,669.

The following table summarizes the consideration transferred to acquire the R360 business and the amounts of identifiable assets acquired and liabilities assumed:

Fair value of consideration transferred:
Cash	$1,338,344
Debt assumed*	9,306
Contingent consideration	37,293

1,384,943

Recognized amounts of identifiable assets acquired and liabilities assumed associated with businesses acquired:
Accounts receivable	50,161
Other current assets	19,716
Property and equipment	894,651
Indefinite-lived intangibles	27,096
Customer lists	21,016
Accounts payable	(31,702)
Accrued liabilities	(19,286)
Other long-term liabilities	(8,066)
Deferred income taxes	(14,568)

Total identifiable net assets	939,018

Goodwill	$445,925

*	Debt assumed was paid at close of acquisition.

Contingent consideration consists of obligations assumed by the Company related to previous acquisitions completed by R360, and consists of the following:

Prairie Disposal contingent consideration	$24,376
Oilfield Holdings contingent consideration	8,000
Calpet contingent consideration	4,176
Claco Services contingent consideration	741

$37,293

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

The Prairie Disposal contingent consideration represents the fair value of up to $25,000 of contingent consideration payable to the former owners of Prairie Disposal, LLC and Prairie Liquids, LLC (“Prairie”) based on the future achievement of certain milestones over a two-year period ending in June 2014. The fair value of the contingent consideration was determined using probability assessments of the expected future cash flows over the two-year period in which the obligation is expected to be settled, and applied a discount rate of 2.0%. Any changes in the fair value of the contingent consideration subsequent to the acquisition date will be charged or credited to expense until the contingency is settled.

The Oilfield Holdings contingent consideration represents the fair value of up to $8,000 payable to the former owners of Oilfield Holdings if R360 completed a qualifying cash event, as defined in the Oilfield Holdings purchase agreement. A qualifying cash event included the sale of R360. Payment of the contingent consideration required the qualifying cash event to generate a return on investment above a certain minimum threshold. The Company’s R360 acquisition generated a return on investment that resulted in the payment of the $8,000 liability to the former owners of Oilfield Holdings in November 2012.

The Calpet contingent consideration represents the fair value of up to $4,221 payable to the former owners of Calpet, LLC based on the future achievement of revenue targets through June 2013. The fair value of the contingent consideration was determined using probability assessments of the expected future cash flows over the one-year period in which the obligations is expected to be settled, and applied a discount rate of 2.0%. Any changes in the fair value of the contingent consideration subsequent to the acquisition date will be charged or credited to expense until the contingency is settled.

The Claco Services contingent consideration represents the fair value of up to $750 payable to the former owners of Claco Services through December 2013. The Company paid $374 of this assumed liability in December 2012.

The R360 acquisition resulted in goodwill acquired totaling $395,339, which is expected to be deductible for tax purposes. The goodwill is attributable to growth opportunities, at existing R360 operations as well additional acquisitions of companies providing non-hazardous oilfield waste treatment and disposal services, and synergies that are expected to arise as a result of the acquisition.

The fair value of acquired working capital related to R360 is provisional pending receipt of information from the acquiree to support the fair value of the assets acquired and liabilities assumed. The fair value related to certain other assets and liabilities is provisional as well. The preliminary allocation of the purchase price is based on information existing at the acquisition date and is subject to change. Measurement period adjustments will be evaluated to determine whether they relate to facts and circumstances that existed at the acquisition date. Any measurement period adjustments recorded will be an adjustment to goodwill and are not expected to be material to the Company’s financial position.

The gross amount of trade receivables due under contracts is $52,777, of which $2,616 is expected to be uncollectible. The Company did not acquire any other class of receivable as a result of the R360 acquisition.

The Company paid $8,374 of contingent consideration assumed with the R360 acquisition during the year ended December 31, 2012, which represented the payout of $8,000 related to Oilfield Holdings and $374 related to Claco Services, as described above.

The Company incurred $2,655, of acquisition-related costs for the R360 acquisition. These expenses are included in Selling, general and administrative expenses in the Company’s Consolidated Statements of Net Income.

Other Acquisitions

In July 2012, the Company completed the acquisition of 100% of the interests in the operations of SKB Environmental, Inc. (“SKB”), a provider of solid waste transfer and disposal services in Minnesota, in exchange for total consideration of $86,763. Pursuant to the stock purchase agreement, the Company is required to remit additional consideration to the former shareholders of SKB if the acquired operations exceed earnings targets specified in the stock purchase agreement over a one-year period ending June 30, 2013. The Company computed the fair value of the contingent consideration at the purchase date to be $20,711, based upon probability assessments of the expected future cash flows over the one-year period in which the obligation is expected to be settled, to which the Company applied a discount rate of 2.0%. As of December 31, 2012, the obligation recognized at the purchase date has not materially changed. Any changes in the fair value of the contingent consideration subsequent to the acquisition date will be charged or credited to expense until the contingency is settled.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

On March 1, 2012, the Company completed the acquisition of 100% of the interests in the operations of Alaska Pacific Environmental Services Anchorage, LLC and Alaska Green Waste Solutions, LLC (together, “Alaska Waste”). Alaska Waste provides solid waste collection, transfer and composting services in Anchorage, the Mat-Su Valley, Fairbanks, the Kenai Peninsula and Kodiak Island. The Company paid $133,402 for the purchased operations. Pursuant to the asset purchase agreement, the Company is required to remit up to $4,000 of additional consideration to the former owners of Alaska Waste if new business is generated through the privatization of certain markets currently serviced by municipalities. The Company computed the fair value of the contingent consideration at the purchase date to be $602, based upon probability assessments of the expected future cash flows over the two-year period in which the obligation is expected to be settled, to which the Company applied a discount rate of 2.8%. As of December 31, 2012, the obligation recognized at the purchase date has not materially changed. Any changes in the fair value of the contingent consideration subsequent to the acquisition date will be charged or credited to expense until the contingency is settled.

In addition to the acquisitions of SKB and Alaska Waste, the Company acquired 10 individually immaterial non-hazardous solid waste collection, transfer, disposal and E&P businesses during the year ended December 31, 2012. The total acquisition-related costs incurred for these acquisitions was $2,658. These expenses are included in Selling, general and administrative expenses in the Company’s Consolidated Statements of Net Income.

In August 2011, the Company’s subsidiary, Capital Region Landfills, Inc. (“CRL”), entered into an agreement with the Town of Colonie, a municipal corporation of the state of New York, to operate a municipal solid waste disposal facility (the “Colonie Landfill”) for an initial term of 25 years. The agreement became effective on September 19, 2011. As consideration for operating equipment and the right to operate the Colonie Landfill, CRL remitted an initial payment of $23,860. CRL is also required to remit up to $55,470 of additional consideration over the term of the agreement, comprised of $11,500 payable over a five-year period ending September 2016 and up to $43,970 payable over the term of the agreement if certain expansion criteria are met and certain annual tonnage targets are exceeded as specified in the operating agreement. The Company computed the fair value of the additional consideration using probability assessments of the expected future cash flows over estimated payment terms of four to 25 years, to which the Company applied discount rates ranging from 2.5% to 5.0%, resulting in a total obligation recognized at the effective date of $32,928, which consisted of $10,656 recorded as Notes issued to sellers and $22,272 recorded as contingent consideration in Long-term contingent consideration. CRL is also responsible for all final capping, closure and post-closure liabilities and estimates the total obligation in current dollars to be $21,287, the net present value of which is $1,429. This obligation was recorded in Other long-term liabilities. As of December 31, 2012, the obligation for contingent consideration recognized at the purchase date increased $1,386 due to the accretion of interest on the liability. Any changes in the fair value of the contingent consideration subsequent to the acquisition date will be charged or credited to income until the contingency is settled.

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

In addition to the County Waste acquisition and Colonie Landfill transaction, the Company acquired 11 individually immaterial non-hazardous solid waste collection and transfer businesses during the year ended December 31, 2011. The total acquisition-related costs incurred for these acquisitions was $1,744. These expenses are included in Selling, general and administrative expenses in the Company’s Consolidated Statements of Net Income.

During the year ended December 31, 2010, the Company acquired 18 non-hazardous solid waste collection, disposal and recycling businesses and one exploration and production waste treatment and disposal business. The total acquisition-related costs incurred for these acquisitions was $2,081. These expenses are included in Selling, general and administrative expenses in the Company’s Consolidated Statements of Net Income.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

The results of operations of the acquired businesses have been included in the Company’s consolidated financial statements from their respective acquisition dates. The Company expects these acquired businesses to contribute towards the achievement of the Company’s strategy to expand through acquisitions. Goodwill acquired is attributable to the synergies and ancillary growth opportunities expected to arise after the Company’s acquisition of these businesses.

The following table summarizes the consideration transferred to acquire these businesses and the amounts of identifiable assets acquired, liabilities assumed and noncontrolling interests associated with businesses acquired at the acquisition date for acquisitions consummated in the years ended December 31, 2012, 2011 and 2010:

	2012 Acquisitions	2011 Acquisitions	2010 Acquisitions
Fair value of consideration transferred:
Cash	$241,525	$257,852	$81,010
Debt assumed*	12,986	84,737	20,633
Notes issued to sellers	—	10,656	—
Contingent consideration	21,314	22,486	3,928

	275,825	375,731	105,571

Recognized amounts of identifiable assets acquired, liabilities assumed and noncontrolling interests associated with businesses acquired:
Accounts receivable	10,874	9,613	3,864
Other current assets	1,062	1,056	742
Restricted assets	6,725	—	—
Property and equipment	127,023	114,463	37,881
Long-term franchise agreements and contracts	10,307	3,269	4,208
Indefinite-lived intangibles	35,344	42,283	32,759
Customer lists	21,837	34,463	5,373
Other intangibles	2,295	10,367	—
Other long-term assets	185	—	—
Deferred revenue	(5,056)	(6,376)	(775)
Accounts payable	(3,393)	(6,183)	(248)
Accrued liabilities	(2,139)	(2,398)	(404)
Noncontrolling interests	—	(251)	—
Other long-term liabilities	(3,480)	(2,145)	(146)
Deferred income taxes	—	(11,466)	—

Total identifiable net assets	201,584	186,695	83,254

Goodwill	$74,241	$189,036	$22,317

*	Debt assumed as part of 2011 and 2012 acquisitions was paid at close of acquisition.

The 2012 acquisitions of SKB, Alaska Waste and other individually immaterial non-hazardous solid waste collection, transfer, disposal and E&P businesses resulted in goodwill acquired in 2012 totaling $74,241, which is expected to be deductible for tax purposes. Goodwill acquired in 2011 and 2010 totaling $24,242 and $21,948, respectively, is expected to be deductible for tax purposes.

The fair value of acquired working capital related to five individually immaterial acquisitions completed during the year ended December 31, 2012, is provisional pending receipt of information from the acquirees to support the fair value of the assets acquired and liabilities assumed. Any adjustments recorded relating to finalizing the working capital for these five acquisitions are not expected to be material to the Company’s financial position.

The gross amount of trade receivables due under contracts acquired with the acquisitions of SKB, Alaska Waste and other individually immaterial non-hazardous solid waste collection, transfer, disposal and E&P businesses during the year ended December 31, 2012, is $10,984, of which $110 is expected to be uncollectible. The gross amount of trade receivables due under contracts acquired during the year ended December 31, 2011, is $10,232, of which $619 is expected to be uncollectible. The gross amount of trade receivables due under contracts acquired during the year ended December 31, 2010, is $4,317, of which $453 is expected to be uncollectible. The Company did not acquire any other class of receivable as a result of the acquisition of these businesses.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

The Company paid $4,099 of contingent consideration during the year ended December 31, 2012, related to the achievement of earnings targets for certain acquisitions closed in 2011 and 2010. The Company paid $500 of contingent consideration during the year ended December 31, 2011, which primarily represented the achievement of earnings targets for an acquisition closed in 2010.

Pro Forma Results of Operations

The following pro forma results of operations assume that the Company’s significant acquisitions occurring in 2012 and 2011, including the R360 acquisition, were acquired as of January 1, 2011 (unaudited):

	Year Ended December 31,
	2012	2011
Total revenue	$1,866,458	$1,792,220
Net income	164,176	184,109
Basic income per share	1.35	1.63
Diluted income per share	1.35	1.62

The unaudited pro forma results of operations do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on January 1, 2011, nor are they necessarily indicative of future operating results. The above unaudited pro forma financial information includes adjustments to acquisition expenses incurred by the Company and the acquired businesses, interest expense for additional financing and repayments of debt as part of the acquisitions, depreciation expense on acquired property, plant and equipment, amortization of identifiable intangible assets acquired, accretion of closure and post-closure interest expense on acquired landfills and provision for income taxes.

4. INTANGIBLE ASSETS, NET

Intangible assets, exclusive of goodwill, consisted of the following at December 31, 2012:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Long-term franchise agreements and contracts	$198,779	$(38,447)	$160,332
Customer lists	139,354	(43,457)	95,897
Non-competition agreements	9,374	(6,815)	2,559
Other	32,098	(2,621)	29,477

	379,605	(91,340)	288,265
Nonamortized intangible assets:
Solid waste collection and transportation permits	151,505	—	151,505
Material recycling facility permits	42,283	—	42,283
E&P facility permits	59,855	—	59,855

	253,643	—	253,643

Intangible assets, exclusive of goodwill	$633,248	$(91,340)	$541,908

The weighted-average amortization period of long-term franchise agreements and contracts acquired during the year ended December 31, 2012 was 12.3 years. The weighted-average amortization period of customer lists acquired during the year ended December 31, 2012 was 9.7 years. The weighted-average amortization period of other intangibles acquired during the year ended December 31, 2012 was 40.0 years.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

Intangible assets, exclusive of goodwill, consisted of the following at December 31, 2011:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Long-term franchise agreements and contracts	$190,532	$(31,592)	$158,940
Customer lists	96,501	(28,475)	68,026
Non-competition agreements	9,374	(6,389)	2,985
Other	31,603	(3,175)	28,428

	328,010	(69,631)	258,379
Nonamortized intangible assets:
Solid waste collection and transportation permits	116,160	—	116,160
Material recycling facility permits	42,283	—	42,283
E&P facility permits	32,759	—	32,759

	191,202	—	191,202

Intangible assets, exclusive of goodwill	$519,212	$(69,631)	$449,581

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

The amounts assigned to indefinite-lived intangible assets consist of the value of certain perpetual rights to provide solid waste collection and transportation services in specified territories and to operate exploration and production waste treatment and disposal facilities.

Estimated future amortization expense for the next five years relating to amortizable intangible assets is as follows:

For the year ending December 31, 2013	$25,066
For the year ending December 31, 2014	$24,412
For the year ending December 31, 2015	$23,761
For the year ending December 31, 2016	$19,804
For the year ending December 31, 2017	$17,832

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	Year Ended December 31,
	2012	2011
Landfill site costs	$1,974,994	$1,066,282
Rolling stock	555,680	497,984
Land, buildings and improvements	349,567	247,907
Containers	247,440	217,401
Machinery and equipment	266,196	216,749
Construction in progress	27,346	19,617

	3,421,223	2,265,940
Less accumulated depreciation and depletion	(963,617)	(815,471)

	$2,457,606	$1,450,469

The Company’s landfill depletion expense, recorded in Depreciation in the Consolidated Statements of Net Income, for the years ended December 31, 2012, 2011 and 2010, was $53,429, $43,217 and $40,884, respectively.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

6. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	Year Ended December 31,
	2012	2011
Insurance claims	$43,935	$40,137
Payroll and payroll-related	35,601	30,181
Interest payable	8,555	8,395
Cell processing reserve—current portion	6,442	—
Unrealized interest rate losses	5,374	4,476
Environmental remediation reserve—current portion	4,097	—
Other	17,825	13,831

	$121,829	$97,020

7. LONG-TERM DEBT

Long-term debt consists of the following:

	Year Ended December 31,
	2012	2011
Revolver under Credit Facility	$787,000	$519,000
Term Loan Facility	800,000	—
2015 Notes	175,000	175,000
2016 Notes	100,000	100,000
2018 Notes	50,000	50,000
2019 Notes	175,000	175,000
2021 Notes	100,000	100,000
Tax-exempt bonds	35,655	38,460
Notes payable to sellers and other third parties, bearing interest at 2.50% to 10.9%, principal and interest payments due periodically with due dates ranging from 2014 to 2036	16,280	21,197

	2,238,935	1,178,657
Less – current portion	(33,968)	(5,899)

	$2,204,967	$1,172,758

Revolver under Credit Facility

The Company has a senior revolving credit facility with a syndicate of banks for which Bank of America, N.A. acts as administrative agent and J.P. Morgan Chase Bank, N.A. and Wells Fargo Bank, National Association act as co-syndication agents. The maximum borrowings available under the Company’s credit facility were $1,200,000 as of December 31, 2012 and 2011. The Company has the ability to increase commitments under the revolving credit facility from $1,200,000 to $1,500,000, subject to conditions including that no default, as defined in the credit agreement, has occurred, although no existing lender has any obligation to increase its commitment. There is no maximum amount of standby letters of credit that can be issued under the credit facility; however, the issuance of standby letters of credit reduces the amount of total borrowings available. As of December 31, 2012, $787,000 was outstanding under the credit facility, exclusive of outstanding standby letters of credit of $87,252. As of December 31, 2011, $519,000 was outstanding under the credit facility, exclusive of outstanding standby letters of credit of $80,395. The credit facility matures in July 2016. The Company is amortizing the $5,160 debt issuance costs through the maturity date, or July 2016.

The borrowings under the credit facility bear interest, at the Company’s option, at either the base rate plus the applicable base rate margin (approximately 3.53% and 3.65% at December 31, 2012 and 2011, respectively) on base rate loans, or the LIBOR rate plus the applicable LIBOR margin (approximately 1.48% and 1.70% at December 31, 2012 and 2011, respectively) on LIBOR loans. The applicable margins under the credit facility vary depending on the Company’s leverage ratio, as defined in the credit agreement. As of December 31, 2012 and 2011, the margins were 1.28% and 1.40%, respectively, for LIBOR loans and 0.28% and 0.40%, respectively, for base rate loans. As of December 31, 2012 and 2011, all outstanding borrowings under the credit facility were in LIBOR loans.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

The credit facility requires the Company to pay an annual commitment fee on the unused portion of the facility. The commitment fee was 0.23% and 0.25% as of December 31, 2012 and 2011, respectively.

The borrowings under the credit facility are not collateralized. The credit facility contains representations and warranties and places certain business, financial and operating restrictions on the Company relating to, among other things, indebtedness, liens and other encumbrances, investments, mergers and acquisitions, asset sales, sale and leaseback transactions, and dividends, distributions and redemptions of capital stock. The credit facility requires that the Company maintain specified quarterly leverage and interest coverage ratios. The required leverage ratio cannot exceed 3.50x total debt to earnings before interest, taxes, depreciation and amortization, or EBITDA. The required interest coverage ratio must be at least 2.75x total interest expense to earnings before interest and taxes, or EBIT. As of December 31, 2012 and 2011, the Company’s leverage ratio was 3.28x and 2.33x, respectively. As of December 31, 2012 and 2011, the Company’s interest coverage ratio was 6.88x and 7.69x, respectively.

Term Loan Facility

On October 25, 2012, the Company entered into a term loan facility in the original principal amount of $800,000 with Bank of America, N.A. and the other banks and lending institutions party thereto, as lenders, Bank of America, N.A., as administrative agent, and JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as co-syndication agents. The term loan is subject to principal payments commencing at $10,000 per quarter in April 2013, increasing to $20,000 per quarter in April 2014 and increasing again to $30,000 per quarter in April 2015. A final principal payment of $390,000 is due upon maturity of the term loan facility on October 25, 2017. The Borrowings under the term loan facility are required to be used only to fund the R360 acquisition pursuant to the R360 purchase and sale agreement and to pay fees and expenses incurred in connection with the R360 acquisition and the Company’s entry into the term loan facility. The Company is amortizing the $7,245 debt issuance costs through the maturity date, or October 2017.

The Company may elect to draw amounts on the term loan facility in either base rate loans or LIBOR loans. At December 31, 2012, all amounts outstanding under the term loan facility were in LIBOR loans which bear interest at the LIBOR rate plus the applicable LIBOR margin (approximately 2.21% at December 31, 2012). The LIBOR rate is determined by the administrative agent in a customary manner as described in the term loan agreement. The applicable margins under the term loan agreement vary depending on the Company’s leverage ratio, as defined in the term loan agreement, and range from 1.375% per annum to 2.500% per annum for LIBOR loans. As of December 31, 2012, the margin was 2.0% for LIBOR loans. Borrowings under the term loan facility are uncollateralized.

The term loan facility contains representations and warranties and places certain business, financial and operating restrictions on the Company relating to, among other things, indebtedness, liens, investments, mergers, consolidation and disposition of assets, sale and leaseback transactions, restricted payments and redemptions, burdensome agreements, business activities, transactions with affiliates, prepayments of indebtedness and accounting changes. The term loan facility requires that the Company maintain specified quarterly leverage and interest coverage ratios. The required leverage ratio cannot exceed 3.50x total debt to EBITDA. The required interest coverage ratio must be at least 2.75x total interest expense to EBIT. As of December 31, 2012, the Company’s leverage and interest coverage ratios were 3.28x and 6.88x, respectively.

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

The 2015 Notes, 2016 Notes, 2018 Notes, 2019 Notes, and 2021 Notes (collectively, the “Senior Notes”) are uncollateralized obligations and rank equally in right of payment with each of the Senior Notes, the obligations under the Company’s senior uncollateralized revolving credit facility and the obligations under the Company’s term loan facility. The Senior Notes are subject to representations, warranties, covenants and events of default. The Master Note Purchase Agreement requires that the Company maintain specified quarterly leverage and interest coverage ratios. The required leverage ratio cannot exceed 3.75x total debt to EBITDA. The required interest coverage ratio must be at least 2.75x total interest expense to EBIT. As of December 31, 2012 and 2011, the Company’s leverage ratio was 3.28x and 2.33x, respectively. As of December 31, 2012 and 2011, the Company’s interest coverage ratio was 6.88x and 7.69x, respectively.

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

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

Tax-Exempt Bonds

The Company’s tax-exempt bond financings are as follows:

	Type of Interest	Interest Rate on Bond at December 31,	Maturity Date of	Outstanding Balance at December 31,		Backed by Letter of Credit
Name of Bond	Rate	2012	Bond	2012	2011	(Amount)
Madera Bond	Variable	—%	May 1, 2016	$—	$1,800	$—
Tehama Bond	Variable	0.24	June 1, 2014	290	370	294
San Jose Bond – Series 1997A	Variable	—	August 1, 2012	—	160	—
San Jose Bond – Series 2001A	Variable	0.24	September 1, 2016	1,815	2,580	2,062
West Valley Bond	Variable	0.17	August 1, 2018	15,500	15,500	15,678
LeMay Washington Bond	Variable	0.19	April 1, 2033	15,930	15,930	16,126
LeMay Olympia Bond	Variable	0.19	April 1, 2019	2,120	2,120	2,151

				$35,655	$38,460	$36,311

In January 2010, the Company gave notice to redeem two of its tax-exempt bonds (the Wasco Bond 2012 and the Wasco Bond 2021) with a remaining principal balance of $10,275. The Company paid the principal, accrued interest and call premium on these bonds on March 1, 2010, recording $459 to Loss on extinguishment of debt in the Consolidated Statements of Net Income.

In October 2012, the Company gave notice to redeem its Madera tax-exempt bond with a remaining principal balance of $1,800. The Company paid the principal and accrued interest on this bond on December 5, 2012.

The variable-rate bonds are all remarketed weekly by a remarketing agent to effectively maintain a variable yield. If the remarketing agent is unable to remarket the bonds, then the remarketing agent can put the bonds to the Company. The Company has obtained standby letters of credit, issued under its senior revolving credit facility, to guarantee repayment of the bonds in this event. The Company classified these borrowings as long-term at December 31, 2012, because the borrowings are supported by standby letters of credit issued under the Company’s senior revolving credit facility which matures in July 2016.

As of December 31, 2012, aggregate contractual future principal payments by calendar year on long-term debt are due as follows:

2013	$33,968
2014	75,357
2015	259,084
2016	999,028
2017	510,437
Thereafter	361,061

$2,238,935

Convertible Senior Notes due 2026

On March 20, 2006, the Company completed its offering of $200,000 aggregate principal amount of its 3.75% Convertible Senior Notes due 2026 in an offering pursuant to Rule 144A of the Securities Act of 1933, as amended. The terms and conditions of the 2026 Notes were set forth in the Indenture, dated as of March 20, 2006, between the Company and U.S. Bank National Association, as trustee. The 2026 Notes were convertible into cash and, if applicable, shares of common stock based on an initial conversion rate of 44.1177 shares of common stock per $1 principal amount of 2026 Notes (which was equal to an initial conversion price of approximately $22.67 per share), subject to adjustment, and only under certain circumstances. Upon surrender of the 2026 Notes for conversion, the Company was required to deliver cash equal to the lesser of the aggregate principal amount of notes to be converted and its total conversion obligation.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

On April 1, 2010, the Company redeemed the $200,000 aggregate principal amount of its 2026 Notes. Holders of the notes chose to convert a total of $22,700 principal amount of the notes. In addition to paying the principal amount of these notes with proceeds from its credit facility, the Company issued 32,859 shares of its common stock in connection with the conversion and redemption. The Company redeemed the remaining $177,300 principal amount of the notes with proceeds from its credit facility. All holders of the notes that were redeemed also received accrued interest of $0.01875 per $1 principal amount of the notes and an interest make-whole payment of $0.037396 per $1 principal amount of the notes. As a result of the redemption, the Company recognized $9,734 of pre-tax expense ($6,035 net of taxes) in April 2010, which was included in Loss on extinguishment of debt in the Consolidated Statements of Net Income.

For the year ended December 31, 2010, the total interest expense recognized by the Company relating to both the contractual interest coupon and amortization of the non-cash debt discount on the 2026 Notes was $3,120 ($1,935, net of taxes). The portion of total interest expense related to the contractual interest coupon on the 2026 Notes during the year ended December 31, 2010 was $1,875 ($1,163, net of taxes). The portion of total interest expense related to amortizing the non-cash debt discount during the year ended December 31, 2010 was $1,245 ($772, net of taxes). The effective interest rate on the liability component for the year ended December 31, 2010 was 6.4%.

Under the guidance for accounting for convertible debt, upon conversion of the 2026 Notes, the Company was required to allocate the fair value of the consideration transferred and any transaction costs incurred between the equity and liability components. This was done by first allocating to the liability component an amount equal to the fair value of the liability component immediately prior to its conversion, with the residual consideration allocated to the equity component. A loss equal to the difference between the consideration allocated to the liability component and the carrying value of the liability component, including any unamortized debt discount or issuance costs, was recorded in Loss on extinguishment of debt in the Consolidated Statements of Net Income.

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments and restricted assets. The Company’s derivative instruments are pay-fixed, receive-variable interest rate swaps and a pay-fixed, receive-variable diesel fuel hedge. The Company’s interest rate swaps are recorded at their estimated fair values based on quotes received from financial institutions that trade these contracts. The Company verifies the reasonableness of these quotes using similar quotes from another financial institution as of each date for which financial statements are prepared. The Company uses a discounted cash flow (“DCF”) model to determine the estimated fair value of the diesel fuel hedge. The assumptions used in preparing the DCF model include: (i) estimates for the forward DOE index curve; and (ii) the discount rate based on risk-free interest rates over the term of the agreements. The DOE index curve used in the DCF model was obtained from financial institutions that trade these contracts and ranged from $3.68 to $3.87 at December 31, 2012. The weighted average DOE index curve used in the DCF model was $3.77 at December 31, 2012. Significant increases (decreases) in the forward DOE index curve would result in a significantly higher (lower) fair value measurement. For the Company’s interest rate swaps and fuel hedge, the Company also considers its creditworthiness in its determination of the fair value measurement of these instruments in a net liability position and the banks’ creditworthiness in its determination of the fair value measurements of these instruments in a net asset position. The Company’s restricted assets are valued at quoted market prices in active markets for identical assets, which the Company receives from the financial institutions that hold such investments on its behalf. The Company’s restricted assets measured at fair value are invested primarily in U.S. government and agency securities.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

The Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2012 and 2011, were as follows:

	Fair Value Measurement at December 31, 2012 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap derivative instruments – net liability position	$(11,163)	$—	$(11,163)	$—
Fuel hedge derivative instruments –net asset position	$1,187	$—	$—	$1,187
Restricted assets	$33,425	$33,425	$—	$—

	Fair Value Measurement at December 31, 2011 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap derivative instruments – net liability position	$(9,118)	$—	$(9,118)	$—
Fuel hedge derivative instruments – net asset position	$3,506	$—	$—	$3,506
Restricted assets	$30,728	$30,728	$—	$—

The following table summarizes the change in the fair value for Level 3 derivatives for the years ended December 31, 2012 and 2011:

Level 3 Derivatives
Balance as of December 31, 2010	$4,730
Realized gains included in earnings	(4,297)
Unrealized gains included in AOCL	3,073

Balance as of December 31, 2011	3,506
Realized gains included in earnings	(4,513)
Unrealized gains included in AOCL	2,194

Balance as of December 31, 2012	$1,187

9. CORPORATE OFFICE RELOCATION

In December 2011, the Company commenced a relocation of its corporate headquarters from Folsom, California to The Woodlands, Texas. The relocation is expected to be completed in 2013. In connection with the relocation, the Company has incurred in aggregate $8,114 and $83 as of December 31, 2012 and 2011, respectively, related to personnel and office relocation expenses, and expects to incur an estimated $500 to $1,500 of related costs during 2013. These costs are recorded in Selling, general and administrative expenses in the Consolidated Statements of Net Income. In addition, the Company will incur a loss on lease in either the second or third quarter of 2013, the timing of which is dependent on the cessation of use of its former corporate headquarters in Folsom, California. The Company estimates the loss could range between $8,000 and $10,000.

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

The case was arbitrated in February and March 2012 before the Honorable Fern Smith (ret.). On August 13, 2012, Judge Smith issued her Final Award finding that Ratto had breached the Solid Waste Disposal Agreement by failing to include PHLF in its 2010 bid to Sonoma County and awarding PHLF lost profits, attorney’s fees and costs. Pursuant to this Final Award, on September 13, 2012, Ratto remitted to PHLF $3,551, which was recorded as Gain from litigation settlement in the Consolidated Statements of Net Income.

11. COMMITMENTS AND CONTINGENCIES

COMMITMENTS

Leases

The Company leases its facilities and certain equipment under non-cancelable operating leases for periods ranging from one to 34 years, with renewal options for certain leases. The Company’s total rent expense under operating leases during the years ended December 31, 2012, 2011 and 2010, was $19,424, $13,519 and $12,222, respectively.

As of December 31, 2012, future minimum lease payments, by calendar year, are as follows:

2013	$19,121
2014	17,922
2015	15,693
2016	13,929
2017	11,469
Thereafter	70,425

$148,559

Financial Surety Bonds

The Company uses financial surety bonds for a variety of corporate guarantees. The two largest uses of financial surety bonds are for municipal contract performance guarantees and asset closure and retirement requirements under certain environmental regulations. Environmental regulations require demonstrated financial assurance to meet final capping, closure and post-closure requirements for landfills. In addition to surety bonds, these requirements may also be met through alternative financial assurance instruments, including insurance, letters of credit and restricted asset deposits.

At December 31, 2012 and 2011, the Company had provided customers and various regulatory authorities with surety bonds in the aggregate amount of approximately $277,841 and $243,323, respectively, to secure its asset closure and retirement requirements and $83,738 and $68,698, respectively, to secure performance under collection contracts and landfill operating agreements.

The Company owns a 9.9% interest in a company that, among other activities, issues financial surety bonds to secure landfill final capping, closure and post-closure obligations for companies operating in the solid waste industry. The Company accounts for this investment under the cost method of accounting. There have been no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. This investee company and the parent company of the investee have written financial surety bonds for the Company, of which $153,337 and $141,272 were outstanding as of December 31, 2012 and 2011, respectively. The Company’s reimbursement obligations under these bonds are secured by a pledge of its stock in the investee company.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

CONTINGENCIES

Environmental Risks

The Company expenses costs incurred to investigate and remediate environmental issues unless they extend the economic useful life of related assets. The Company records liabilities when it is probable that an obligation has been incurred and the amounts can be reasonably estimated. The remediation reserves cover anticipated costs, including remediation of environmental damage that waste facilities may have caused to neighboring landowners or residents as a result of contamination of soil, groundwater or surface water, including damage resulting from conditions existing prior to the acquisition of such facilities by the Company. The Company’s estimates are based primarily on investigations and remediation plans established by independent consultants, regulatory agencies and potentially responsible third parties. The Company does not discount remediation obligations. At December 31, 2012, the current portion of remediation reserves was $4,097, which is included in Accrued liabilities in the Consolidated Balance Sheets. At December 31, 2012, the long-term portion of remediation reserves was $1,214, which is included in Other long-term liabilities in the Consolidated Balance Sheets. The Company’s liabilities for remediation reserves were assumed in the R360 acquisition. The Company did not have liabilities for remediation reserves recorded at December 31, 2011 or 2010. Any substantial increase in the liabilities for remediation of environmental damage incurred by the Company could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Legal Proceedings

In the normal course of its business and as a result of the extensive governmental regulation of the solid waste and oilfield waste industries, the Company is subject to various judicial and administrative proceedings involving federal, state or local agencies. In these proceedings, an agency may seek to impose fines on the Company or to revoke or deny renewal of an operating permit held by the Company. From time to time, the Company may also be subject to actions brought by special interest or other groups, adjacent landowners or residents in connection with the permitting and licensing of landfills, transfer stations, and oilfield waste recycling, treatment and disposal operations, or alleging environmental damage or violations of the permits and licenses pursuant to which the Company operates.

In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business. Except as noted in the matters described below, as of December 31, 2012, there is no current proceeding or litigation involving the Company or its property that the Company believes could have a material adverse impact on its business, financial condition, results of operations or cash flows.

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

At December 31, 2012, the Company had $11,778 of capitalized expenditures related to this landfill development project. Depending on the outcome of the market conditions and regulatory factors described above, the Company may decide in mid to late 2014 to abandon the project and expense the $11,778 of capitalized expenditures, less the recoverable value of the undeveloped properties and other amounts recovered, which would likely have a material adverse effect on the Company’s results of operations for that period. Alternatively, if the outcome of the market conditions and regulatory factors described above is such that the Company believes the market for disposal of solid waste generated in the City of El Paso will remain competitive, HDSWF may decide in mid to late 2014 to resume its permitting process for the new site. Under those circumstances, if the Department ultimately denies the landfill permit application for the new site, HDSWF intends to actively resume its efforts to enforce the previously issued landfill permit for the original site in Chaparral. If the Company is ultimately issued a permit to operate the landfill at the new site purchased in July 2009, the Company will be required to expense in a future period $10,324 of capitalized expenditures related to the original Chaparral property, less the recoverable value of that undeveloped property and other amounts recovered, which would likely have a material adverse effect on the Company’s results of operations for that period. If the Company instead is ultimately issued a permit to operate the landfill at the original Chaparral property, the Company will be required to expense in a future period $1,454 of capitalized expenditures related to the new site purchased in July 2009, less the recoverable value of that undeveloped property and other amounts recovered. If the Company is not ultimately issued a permit to operate the landfill at either one of the two sites, the Company will be required to expense in a future period the $11,778 of capitalized expenditures, less the recoverable value of the undeveloped properties and other amounts recovered, which would likely have a material adverse effect on the Company’s results of operations for that period.

Harper County, Kansas Landfill Permit Litigation

The Company opened a municipal solid waste landfill in Harper County, Kansas in January 2006, following the issuance by the Kansas Department of Health and Environment (“KDHE”) of a permit to operate the landfill. The landfill has operated continuously since that time. In 2005, landfill opponents (the “Plaintiffs”) filed a suit (Board of Comm’rs of Sumner County, Kansas, Tri-County Concerned Citizens and Dalton Holland v. Roderick Bremby, Sec’y of the Kansas Dep’t of Health and Env’t, et al.) in the District Court of Shawnee County, Kansas, seeking a judicial review of KDHE’s decision to issue the permit, alleging that a site analysis prepared for the Company and submitted to KDHE as part of the process leading to the issuance of the permit was deficient in several respects. The action sought to stay the effectiveness of the permit and to nullify it. The Company intervened in this lawsuit shortly after it was filed. After years of challenging the Plaintiffs’ standing, and the limiting of those matters properly before it, in June 2012 the District Court ruled on the merits of the matter. The Honorable Larry D. Hendricks, District Judge, entered a Memorandum Decision and Order denying the Plaintiffs’ demand for revocation of the permit, and affirming KDHE’s decision that the issuance of the permit met all applicable regulatory requirements. The Plaintiffs filed an appeal with the Kansas Court of Appeals and the parties’ briefing on the appeal is currently scheduled to be completed in April 2013. The Company believes that it will prevail in this matter, and the Company will continue to have the right to operate the landfill during the pendency of the appeal. Only in the event that a final, materially adverse determination with respect to the permit is received would there likely be a material adverse effect on the Company’s reported results of operations in the future. If as a result of this litigation, after exhausting all appeals, the Company was unable to continue to operate the landfill, the Company estimates that it would be required to record a pre-tax impairment charge of approximately $18,700 to reduce the carrying value of the landfill to its estimated fair value. In addition, the Company estimates the current annual impact to its pre-tax earnings that would result if it was unable to continue to operate the landfill would be approximately $6,700 per year.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

Solano County, California Measure E/Landfill Expansion Litigation

The Company and one of its subsidiaries, Potrero Hills Landfill, Inc. (“PHLF”), were named as real parties in interest in an amended complaint captioned Sustainability, Parks, Recycling and Wildlife Legal Defense Fund v. County of Solano, which was filed in the Superior Court of California, County of Solano, on July 9, 2009 (the original complaint was filed on June 12, 2009). This lawsuit seeks to compel Solano County to comply with Measure E, a ballot initiative and County ordinance passed in 1984 that the County has not enforced against PHLF since at least 1992. Measure E directs in part that Solano County shall not allow the importation into the County of any solid waste which originated or was collected outside the County in excess of 95,000 tons per year. PHLF accepts for disposal, beneficial reuse and recycling approximately 935,000 tons of solid waste annually, approximately 787,000 tons of which originate from sources outside of Solano County. The Sustainability, Parks, Recycling and Wildlife Legal Defense Fund (“SPRAWLDEF”) lawsuit also seeks to overturn Solano County’s approval of the use permit for the expansion of the Potrero Hills Landfill and the related Environmental Impact Report (“EIR”), arguing that both violate Measure E and that the EIR violates the California Environmental Quality Act (“CEQA”). Two similar actions seeking to enforce Measure E, captioned Northern California Recycling Association v. County of Solano and Sierra Club v. County of Solano, were filed in the same court on June 10, 2009, and August 10, 2009, respectively. The Northern California Recycling Association (“NCRA”) case does not name the Company or any of its subsidiaries as parties and does not contain any CEQA claims. The Sierra Club case names PHLF as a real party in interest, and seeks to overturn the use permit for the expansion of the landfill on Measure E grounds (but does not raise CEQA claims).

In December 2009, the Company and PHLF filed briefs vigorously opposing enforcement of Measure E on constitutional and other grounds. The Company’s position is supported by Solano County, a co-defendant in the Measure E litigation. It is also supported by the Attorney General of the State of California, the National Solid Wastes Management Association (“NSWMA”) and the California Refuse Recycling Council (“CRRC”), each of which filed supporting friend of court briefs or letters. In addition, numerous waste hauling companies in California, Oregon and Nevada intervened on the Company’s side in the state cases, subsequent to their participation in the federal action challenging Measure E discussed below.

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

As part of the final judgments, the Solano County Superior Court retained jurisdiction over any motions for attorneys’ fees under California’s Private Attorney General statute. Petitioners NCRA, SPRAWLDEF and Sierra Club each filed a bill of costs and a motion for attorney fees totaling $771. On May 31, 2011, the court issued a final order awarding petitioners $452 in attorneys’ fees, $411 of which relates to the SPRAWLDEF and Sierra Club cases in which the Company or PHLF is a named party. The court allocated 50% of the fee amount to PHLF, none of which the Company recorded as a liability at December 31, 2012. The Company and Solano County appealed this attorneys’ fees order in July 2011. The Court of Appeal has not yet issued a briefing schedule. Once

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

this procedural step is completed, the Company will request a stay of this appeal until the merits of the underlying Measure E cases have been finally determined. If the Company prevails on the appeals of the three underlying cases, then none of the Petitioners would be entitled to attorneys’ fees and costs. If the Company is unsuccessful on these appeals and its future appeals of the attorneys’ fees judgment, PHLF and the County would each ultimately be severally liable for $206 in attorneys’ fees for the SPRAWLDEF and Sierra Club cases. However, in all three cases, the Company may reimburse the County for any such attorneys’ fees under the indemnification provision in PHLF’s use permit.

On February 9, 2012, the California Department of Resources Recycling and Recovery (CalRecycle) concurred in the solid waste facilities permit related to the Potrero Hills Landfill’s expansion, and the permit was approved and issued by the Solano County Department of Resource Management on February 14, 2012.

On September 25, 2012, Governor Jerry Brown signed into law Assembly Bill 845 (“AB 845”), an act of the California Legislature, effective January 1, 2013. AB 845 expressly prohibits counties from restricting or limiting the importation of solid waste into a privately owned facility in a county based on the waste’s place of origin. Because the Company believes that neither the Court of Appeal nor the trial court can grant Petitioners any relief in light of AB 845, it filed a motion with the Court of Appeal on September 27, 2012. The motion seeks to dismiss the cross appeals and reverse and remand the portions of the judgments rendered in Petitioners’ favor regarding enforcement and implementation of Measure E by Solano County, including Petitioners’ recovery of costs, for mootness in light of AB 845, with instructions to the trial court to dismiss the underlying writ petitions with prejudice. Sierra Club and SPRAWLDEF filed oppositions to the Company’s motion. The Court of Appeal has not yet ruled on this pending motion or set an argument date for the appeal.

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

On December 17, 2010, SPRAWLDEF and one its members filed a petition for writ of mandate in San Francisco Superior Court seeking to overturn the October 2010 approval of the marsh development permit issued by the San Francisco Bay Conservation and Development Commission (“BCDC”) for PHLF’s landfill expansion, alleging that the approval is contrary to the Suisun Marsh Protection Act (the “Marsh Act”). Petitioners claim that BCDC abused its discretion by issuing the marsh development permit in contravention of the Marsh Act. The petition, captioned SPRAWLDEF v. San Francisco Bay Conservation and Development Commission, names BCDC as a respondent and the Company as the real party in interest. On its own motion, the San Francisco Superior Court stayed the action and, on April 5, 2012, transferred the case to Solano County Superior Court, citing that court’s

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

experience in the related CEQA case and judicial economy. On June 5, 2012, Solano County Superior Court assigned the case to Judge Beeman, who held a hearing for oral argument on October 4, 2012. On November 29, 2012, the court issued an order finding that the administrative record before BCDC did not contain sufficient evidence regarding net profits for the proposed project or the alternative to support the agency’s finding that the alternative was economically infeasible. The court therefore issued a writ of mandamus and final judgment on January 14, 2013 setting aside the BCDC permit and remanding it back to the agency for further consideration. On January 15, 2013, the Company filed a notice of appeal, staying execution of the writ and judgment pending the appeal. On January 28, 2013, BCDC also filed a notice of appeal to the writ and judgment. At this point the Company is not able to determine the likelihood of any outcome in this matter.

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

If as a result of any of the matters described above, after exhausting all appeals, PHLF’s use permit or marsh development permit is permanently rescinded, and the Superior Court’s writ of mandamus enforcing Measure E as rewritten is ultimately upheld, the Company estimates that it would be required to recognize a pre-tax impairment charge of approximately $39,000 to reduce the carrying value of PHLF to its estimated fair value, in addition to the approximately $6,000 annual impact to its pre-tax earnings described above. If PHLF’s use permit or marsh development permit is permanently rescinded but Measure E is ultimately ruled to be unenforceable, the Company estimates that it would be required to recognize a pre-tax impairment charge of approximately $33,000 to reduce the carrying value of PHLF to its estimated fair value.

Colonie, New York Landfill Privatization Litigation

In August 2011, one of the Company’s wholly-owned subsidiaries, Capital Region Landfills, Inc. (“CRL”) and the Town of Colonie, New York (“Colonie”), entered into a Solid Waste Facility Operating Agreement (“Agreement”). CRL was selected to operate Colonie’s solid waste management operations, which include the Colonie Landfill, pursuant to a request for proposals initiated under New York State General Municipal Law (“GML”) section 120-w. CRL commenced solid waste management operations under the Agreement on September 19, 2011.

On September 29, 2011, seven individuals filed a petition in New York State Supreme Court (Albany County) against Colonie, its Town Board and its Supervisor (“Town Respondents”) to challenge the Agreement. The case is captioned, Conners, et al. v. Town of Colonie, et al., Index No. 006312/2011 (Sup. Ct., Albany Co.). On October 17, 2011, the petition was amended to add CRL and the Company as respondents. The petition alleged that the Agreement is the functional equivalent of a lease and therefore should have been subject to the permissive referendum requirements of New York State Town Law sections 64(2) and 90. The petition specifically alleged that Colonie failed to post and publish a notice that the Colonie Board’s resolution authorizing execution of the Agreement was subject to a permissive referendum. The Town Respondents, CRL and the Company filed motions to dismiss on various procedural and substantive grounds.

By decision, order and judgment dated April 5, 2012, the Supreme Court dismissed the petition, finding that, even if the Agreement was construed as a lease, (i) a lease entered into pursuant to GML section 120-w is not subject to Town Law’s permissive referendum requirements, and (ii) the petitioners’ claims did not fall within those permitted under GML section 120-w. On May 3, 2012, petitioners filed a notice of appeal with the Appellate Division of the New York State Supreme Court, Third Department. The petitioners perfected their appeal on January 30, 2013, and CRL’s responsive brief is due in March 2013.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

If the petitioners ultimately prevail on appeal such that the Agreement is nullified and CRL is unable to continue to operate Colonie’s solid waste management operations, the Agreement requires Colonie to repay to CRL an amount equal to a prorated amount of $23,000 of the initial payment made by CRL to Colonie plus the amount of any capital that CRL has invested in the Colonie Landfill. The prorated amount owed to CRL by Colonie would be calculated by dividing the $23,000 plus the amount of invested capital by the number of years of remaining airspace at the Colonie Landfill, as measured from the effective date of the Agreement, and then multiplying the result by the number of years of remaining airspace at the Colonie Landfill, as measured from the date the Agreement is nullified. Furthermore, if the Agreement is nullified as a result of the litigation, Colonie would resume responsibility for all final capping, closure and post-closure liabilities for the Colonie Landfill.

Madera County, California Materials Recovery Facility Contract Litigation

The Company’s subsidiary, Madera Disposal Systems, Inc. (“MDSI”) was named in a complaint captioned County of Madera vs. Madera Disposal Systems, Inc., et al, which was filed in Madera County Superior Court (Case No. MCV 059402) on March 5, 2012, and subsequently transferred to Fresno County Superior Court. In its complaint, Madera County alleges that from 2007 through 2010, MDSI breached a contract with the County for the operation of a materials recovery facility by withholding profits from facility operations in excess of those authorized by the contract. The County further alleges that the breach gives the County the unilateral right to terminate all of its contracts with MDSI, including contracts for (1) the collection of residential and commercial waste in the unincorporated parts of the County, (2) operation of the materials recovery facility, (3) operation of the North Fork Transfer Station and (4) operation of the Fairmead Landfill. The County seeks monetary damages of $2,962 from MDSI, plus pre-judgment interest at 10% per annum.

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

On February 7, 2012, the County issued a Notice of Termination to MDSI terminating all of its contracts effective November 1, 2012. The lawsuit followed on March 5, 2012. MDSI has answered the complaint and has asserted a claim against the County for wrongful termination of the contracts. On October 31, 2012, MDSI ceased providing services and vacated the County premises.

At this point, the Company is not able to determine the likelihood of any outcome in this matter. The Company disputes Madera County’s right to terminate the MDSI contracts effective November 1, 2012, and seeks damages for the profits lost as a result of the wrongful termination. The Company estimates that the current annual impact to its pre-tax earnings resulting from the termination of MDSI’s contracts with Madera County will be approximately $2,300 per year, not including any monetary damages and interest the Court could order MDSI to pay the County.

Collective Bargaining Agreements

Thirteen of the Company’s collective bargaining agreements have expired or are set to expire in 2013. The Company does not expect any significant disruption in its overall business in 2013 as a result of labor negotiations, employee strikes or organizational efforts.

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

Cash Dividend

In October 2010, the Company’s Board of Directors declared the initiation of a quarterly cash dividend of $0.075 per share, as adjusted for the three-for-two stock split described above. In October 2011, the Company announced that its Board of Directors increased its regular quarterly cash dividend by $0.015, from $0.075 to $0.09 per share. In October 2012, the Company announced that its Board of Directors increased its regular quarterly cash dividend by $0.01, from $0.09 to $0.10 per share. Cash dividends of $44,465, $35,566 and $8,561 were paid during the years ended December 31, 2012, 2011 and 2010, respectively.

Share Repurchase Program

The Company’s Board of Directors has authorized a common stock repurchase program for the repurchase of up to $1,200,000 of common stock through December 31, 2014. Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. The timing and amounts of any repurchases will depend on many factors, including the Company’s capital structure, the market price of the common stock and overall market conditions. As of December 31, 2012 and 2011, the Company had repurchased in aggregate 39,865,266 and 39,245,819 shares, respectively, of its common stock at an aggregate cost of $784,040 and $765,443, respectively. As of December 31, 2012, the remaining maximum dollar value of shares available for purchase under the program was approximately $415,960. The Company’s policy related to repurchases of its common stock is to charge any excess of cost over par value entirely to additional paid-in capital.

Common Stock

Of the 126,980,506 shares of common stock authorized but unissued as of December 31, 2012, the following shares were reserved for issuance:

Stock option and restricted stock unit plans	4,979,110
Consultant Incentive Plan	326,480
2002 Restricted Stock Plan	15,752

5,321,342

Restricted Stock, Stock Options and Restricted Stock Units

During 2002, the Company’s Board of Directors adopted the 2002 Restricted Stock Plan in which selected employees, other than officers and directors, may participate. Restricted stock awards under the 2002 Restricted Stock Plan may or may not require a cash payment from a participant to whom an award is made. The awards become free of the stated restrictions over periods determined at the date of the grant, subject to continuing employment, the achievement of particular performance goals and/or the satisfaction of certain vesting provisions applicable to each award of shares. The Board of Directors authorizes the grant of any stock awards and determines the employees to whom shares are awarded, number of shares to be awarded, award period and other terms and conditions of the awards. Unvested shares of restricted stock may be forfeited and revert to the Company if a plan participant resigns from the Company and its subsidiaries, is terminated for cause or violates the terms of any noncompetition or nonsolicitation agreements to which that plan participant is bound (if such plan participant has been terminated without cause). A total of 320,625 shares of the Company’s common stock were reserved for issuance under the 2002 Restricted Stock Plan. As of December 31, 2012, 15,752 shares of common stock were available for future grants of restricted stock under the 2002 Restricted Stock Plan. There were no restricted shares granted or outstanding under the 2002 Restricted Stock Plan during the years ended December 31, 2012, 2011 and 2010.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

In 2002, the Company’s Board of Directors authorized two additional equity-based compensation plans: the 2002 Stock Option Plan and 2002 Senior Management Equity Incentive Plan. A total of 8,244,546 shares of the Company’s common stock were reserved for future issuance under the 2002 Stock Option Plan. Participation in the 2002 Stock Option Plan is limited to consultants and employees, other than officers and directors. Options granted under the 2002 Stock Option Plan are nonqualified stock options and have a term of no longer than 10 years from the date they are granted. Options generally become exercisable in installments pursuant to a vesting schedule set forth in each option agreement. The Board of Directors authorizes the granting of options and determines the employees and consultants to whom options are to be granted, the number of shares subject to each option, the exercise price, option term, vesting schedule and other terms and conditions of the options. A total of 9,216,710 shares of the Company’s common stock were reserved for future issuance under the 2002 Senior Management Equity Incentive Plan. The Company’s stockholders approved the 2002 Senior Management Equity Incentive Plan on May 16, 2002. Participation in the 2002 Senior Management Equity Incentive Plan is limited to officers and directors of the Company and its subsidiaries. Options granted under the 2002 Senior Management Equity Incentive Plan may be either incentive stock options or nonqualified stock options and have a term of no longer than 10 years from the date they are granted. Options generally become exercisable in installments pursuant to a vesting schedule set forth in each option agreement. The Board of Directors authorizes the granting of options and determines the officers and directors to whom options are to be granted, the number of shares subject to each option, the exercise price, option term, vesting schedule and other terms and conditions of the options. In the case of incentive stock options, the exercise price will be at least 100% or 110% of the fair market value of the Company’s common stock on the date of grant as provided for in the 2002 Senior Management Equity Incentive Plan. As of December 31, 2012, no options were available for future grants under the 2002 Stock Option Plan and 1,500,000 shares of common stock were available for future grants under the 2002 Senior Management Equity Incentive Plan.

In 2004, the Company’s Board of Directors authorized the 2004 Equity Incentive Plan. On May 7, 2010, the Company’s stockholders approved the latest amendment to the plan, now the Third Amended and Restated 2004 Equity Incentive Plan (the “2004 Equity Incentive Plan”). A total of 7,162,500 shares of the Company’s common stock were reserved for future issuance under the 2004 Equity Incentive Plan, all of which may be used for grants of stock options, restricted stock, and/or restricted stock units. Participation in the 2004 Equity Incentive Plan is limited to consultants and employees, including officers and directors. Options granted under the 2004 Equity Incentive Plan are nonqualified stock options and have a term of no longer than five years from the date they are granted. Restricted stock, restricted stock units, and options generally vest in installments pursuant to a vesting schedule set forth in each option or restricted stock or unit agreement. The Board of Directors authorizes the granting of options, restricted stock and restricted stock units, and determines the employees and consultants to whom options, restricted stock, and restricted stock units are to be granted, the number of shares subject to each option, restricted stock, or restricted stock unit, the exercise price, term, vesting schedule and other terms and conditions of the options, restricted stock, or restricted stock units. The exercise prices of the options shall not be less than the fair market value of the Company’s common stock on the date of grant. Restricted stock awards under the plan may or may not require a cash payment from a participant to whom an award is made; restricted stock unit awards under the plan do not require any cash payment from the participant to whom an award is made. The fair value of restricted stock units granted during the years ended December 31, 2012, 2011 and 2010, was determined based on the number of restricted stock units granted and the quoted price of the Company’s common stock on the date of grant. As of December 31, 2012, 1,572,181 shares of common stock were available to be issued pursuant to future awards granted under the 2004 Equity Incentive Plan.

The following table summarizes restricted stock units activity for the 2004 Equity Incentive Plan:

	Year Ended December 31,
	2012	2011	2010
Restricted stock units granted	635,266	500,048	596,463
Weighted average grant-date fair value of restricted stock units granted	$31.52	$29.28	$21.32
Total fair value of restricted stock units granted	$20,025	$14,643	$12,750
Restricted stock units becoming free of restrictions	662,909	576,522	511,196
Weighted average restriction period (in years)	3.2	3.9	3.8

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

A summary of activity related to restricted stock units under the 2004 Equity Incentive Plan during the year ended December 31, 2012, is presented below:

	Unvested Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2011	1,393,009	$22.79
Granted	635,266	31.52
Forfeited	(47,568)	26.92
Vested and Issued	(591,165)	23.10
Vested and Unissued	(71,744)	26.35

Outstanding at December 31, 2012	1,317,798	26.34

A summary of the Company’s stock option activity and related information during the year ended December 31, 2012, is presented below:

	Number of Shares (Options)	Weighted Average Exercise Price
Outstanding as of December 31, 2011	813,767	$12.89
Granted	—	—
Forfeited	—	—
Exercised	(328,973)	12.33

Outstanding as of December 31, 2012	484,794	13.26

The following table summarizes information about stock options outstanding as of December 31, 2012:

	Options Outstanding			Options Vested and Exercisable
Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
$9.00 to $12.00	197,980	$10.85	0.9	197,980	$10.85	0.9
$12.01 to $15.00	184,126	14.63	2.1	184,126	14.63	2.1
$15.01 to $17.00	102,688	15.45	3.1	102,688	15.45	3.1

	484,794	13.26	1.8	484,794	13.26	1.8

The aggregate intrinsic value for both options outstanding and options exercisable at December 31, 2012, was $9,952. During the year ended December 31, 2010, the final 164,314 of unvested options to purchase common stock became vested.

The total intrinsic value of stock options exercised during the years ended December 31, 2012, 2011 and 2010, was $6,239, $7,597 and $30,059, respectively. The total fair value of stock options vested during the year ended December 31, 2010, was $726. As of December 31, 2012, 2011 and 2010, a total of 484,794, 813,767 and 1,217,146 options to purchase common stock were exercisable under all stock option plans, respectively.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

Stock Purchase Warrants

In 2002, the Company’s Board of Directors authorized the 2002 Consultant Incentive Plan, under which warrants to purchase the Company’s common stock may be issued to certain consultants to the Company. Warrants awarded under the Consultant Incentive Plan are subject to a vesting schedule set forth in each warrant agreement. Historically, warrants issued have been fully vested and exercisable at the date of grant. The Board of Directors authorizes the issuance of warrants and determines the consultants to whom warrants are to be issued, the number of shares subject to each warrant, the purchase price, exercise date and period, warrant term and other terms and conditions of the warrants. The Board reserved 675,000 shares of the Company’s common stock for future issuance under the Consultant Incentive Plan. As of December 31, 2012, 205,991 shares of common stock were available for future grants of warrants under the 2002 Consultant Incentive Plan.

A summary of warrant activity during the year ended December 31, 2012, is presented below:

	Warrants	Weighted-Average Exercise Price
Outstanding at December 31, 2011	50,200	$25.83
Granted	75,006	31.94
Forfeited	(960)	21.25
Exercised	(3,757)	21.73

Outstanding at December 31, 2012	120,489	29.80

The following table summarizes information about warrants outstanding as of December 31, 2012 and 2011:

	Warrants		Fair Value of Warrants	Outstanding at December 31,
Grant Date	Issued	Exercise Price	Issued	2012	2011
Throughout 2007	21,206	$19.80 to $22.68	$123	—	1,391
Throughout 2008	13,901	$18.97 to $22.70	79	—	—
Throughout 2009	5,589	$14.67 to $19.61	22	713	1,735
Throughout 2010	51,627	$20.64 to $27.41	351	35,446	37,750
Throughout 2011	9,324	$27.53 to $33.14	79	9,324	9,324
Throughout 2012	75,006	$30.52 to $33.79	628	75,006	—

				120,489	50,200

The warrants are exercisable when granted and expire between 2014 and 2017.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

13. OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes changes in the fair value of interest rate swaps and fuel hedges that qualify for hedge accounting. The components of other comprehensive income (loss) and related tax effects for the years ended December 31, 2012, 2011 and 2010, are as follows:

	Year Ended December 31, 2012
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$5,289	$(2,010)	$3,279
Fuel hedge amounts reclassified into cost of operations	(4,513)	1,715	(2,798)
Changes in fair value of interest rate swaps	(7,333)	2,809	(4,524)
Changes in fair value of fuel hedge	2,194	(836)	1,358

	$(4,363)	$1,678	$(2,685)

	Year Ended December 31, 2011
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$5,803	$(2,205)	$3,598
Fuel hedge amounts reclassified into cost of operations	(4,297)	1,633	(2,664)
Changes in fair value of interest rate swaps	(5,200)	1,976	(3,224)
Changes in fair value of fuel hedges	3,073	(1,168)	1,905

	$(621)	$236	$(385)

	Year Ended December 31, 2010
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$9,052	$(3,440)	$5,612
Fuel hedge amounts reclassified into cost of operations	3,932	(1,494)	2,438
Changes in fair value of interest rate swaps	(11,013)	4,201	(6,812)
Changes in fair value of fuel hedges	902	(343)	559

	$2,873	$(1,076)	$1,797

A rollforward of the amounts included in AOCL, net of taxes, is as follows:

	Fuel Hedges	Interest Rate Swaps	Accumulated Other Comprehensive Loss
Balance at December 31, 2010	$2,931	$(6,026)	$(3,095)
Amounts reclassified into earnings	(2,664)	3,598	934
Changes in fair value	1,905	(3,224)	(1,319)

Balance at December 31, 2011	2,172	(5,652)	(3,480)
Amounts reclassified into earnings	(2,798)	3,279	481
Changes in fair value	1,358	(4,524)	(3,166)

Balance at December 31, 2012	$732	$(6,897)	$(6,165)

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

14. INCOME TAXES

The provision for income taxes for the years ended December 31, 2012, 2011 and 2010, consists of the following:

	Years Ended December 31,
	2012	2011	2010
Current:
Federal	$65,099	$45,922	$54,652
State	10,655	10,047	8,251
Deferred:
Federal	24,795	48,011	24,315
State	4,894	2,978	2,116

Provision for income taxes	$105,443	$106,958	$89,334

The significant components of deferred income tax assets and liabilities as of December 31, 2012 and 2011 are as follows:

	2012	2011
Deferred income tax assets:
Accounts receivable reserves	$2,504	$2,514
Accrued expenses	30,926	23,320
Compensation	9,625	8,288
Interest rate and fuel hedges	3,811	2,133
Leases	1,181	1,355
State taxes	3,482	2,952
Contingent liabilities	28,390	8,578

Gross deferred income tax assets	79,919	49,140
Less: Valuation allowance	—	—

Net deferred income tax assets	79,919	49,140
Deferred income tax liabilities:
Goodwill and other intangibles	(213,564)	(184,573)
Property and equipment	(246,091)	(207,681)
Landfill closure/post-closure	(26,363)	(21,321)
Prepaid expenses	(12,493)	(10,775)
Other	(492)	(1,294)

Total deferred income tax liabilities	(499,003)	(425,644)

Net deferred income tax liability	$(419,084)	$(376,504)

During the years ended December 31, 2012, 2011 and 2010, the Company reduced its taxes payable by $9,603, $8,990 and $15,609 respectively, as a result of the exercise of non-qualified stock options, the vesting of restricted stock units, and the disqualifying disposition of incentive stock options. The excess tax benefit associated with equity-based compensation of $5,033, $4,763 and $11,997 for the years ended December 31, 2012, 2011 and 2010, respectively, was recorded in additional paid-in capital.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

The differences between the Company’s income tax provision as presented in the accompanying statements of net income and income tax provision computed at the federal statutory rate consist of the items shown in the following table as a percentage of pre-tax income:

	Years Ended December 31,
	2012	2011	2010
Income tax provision at the statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	3.6	3.7	3.4
Deferred income tax liability adjustments	1.0	—	0.4
Noncontrolling interests	(0.1)	(0.1)	(0.2)
Other	0.3	0.6	1.0

	39.8%	39.2%	39.6%

During the year ended December 31, 2012, the Deferred income tax liability adjustments, due primarily to changes in the geographical apportionment of the Company’s state income taxes associated with the R360 acquisition, resulted in an increase to tax expense of $2,602. During the year ended December 31, 2010, the Deferred income tax liability adjustments, due primarily to a voter-approved increase in Oregon state income tax rates and changes in the geographical apportionment of the Company’s state income taxes, resulted in an increase to tax expense of $1,547. Additionally, the Company recorded an increase to tax expense of $1,580 associated with the reconciliation of the income tax provision to the 2009 federal and state tax returns, which were filed during 2010, and the disposal of certain assets that had no tax basis. During the year ended December 31, 2010, the Company also recorded a reduction to tax expense of $563 due primarily to the reversal of certain tax contingences for which the statutes of limitations expired in 2010.

At December 31, 2012 and 2011, the Company did not have any significant federal or state net operating loss carryforwards.

The Company and its subsidiaries are subject to U.S. federal income tax as well as to income tax of multiple state jurisdictions. The Company has concluded all U.S. federal income tax matters for years through 2008. All material state and local income tax matters have been concluded for years through 2007.

The Company did not have any unrecognized tax benefits recorded at December 31, 2012 or 2011. The Company does not anticipate the total amount of unrecognized tax benefits will significantly change by December 31, 2013. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company released, net of recognition, approximately $29 for interest, net of tax, and recognized no expense for penalties during the year ended December 31, 2011.

The following is a rollforward of the Company’s unrecognized tax benefits from January 1, 2010 to December 31, 2012:

	2012	2011	2010
Unrecognized tax benefits at beginning of period	$—	$341	$942
Gross increases – tax positions in prior periods	—	—	—
Gross decreases – tax positions in prior periods	—	—	—
Lapse of statutes of limitations	—	(341)	(601)

Unrecognized tax benefits at end of period	$—	$—	$341

15. SEGMENT REPORTING

The Company’s revenues include the collection, transfer, recycling and disposal of non-hazardous solid waste and the treatment, recovery and disposal of non-hazardous E&P waste. No single contract or customer accounted for more than 10% of the Company’s total revenues at the consolidated or reportable segment level during the periods presented.

Prior to October 2012, the Company managed its operations through three geographic operating segments which were also its reportable segments. In October 2012, as a result of the R360 acquisition described in Note 3, the Company realigned its reporting structure and created a fourth operating segment, the E&P group, which includes the majority of the Company’s E&P waste treatment and disposal operations; the Company’s three geographic operating segments and its E&P group are also the Company’s reportable segments. Each operating segment is responsible for managing several vertically integrated operations, which are comprised of

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

districts. The segment information presented herein reflects the addition of the new E&P group. Under the current orientation, the Company’s Western Region is comprised of operating locations in Alaska, California, Idaho, Montana, Nevada, Oregon, Washington and western Wyoming; the Company’s Central Region is comprised of operating locations in Arizona, Colorado, Kansas, Louisiana, Minnesota, Nebraska, New Mexico, Oklahoma, South Dakota, Texas, Utah and eastern Wyoming; and the Company’s Eastern Region is comprised of operating locations in Eastern Region is comprised of operating locations in Alabama, Illinois, Iowa, Kentucky, Massachusetts, Michigan, Mississippi, New York, North Carolina, South Carolina and Tennessee. The E&P group is comprised of the Company’s E&P operations in Louisiana, New Mexico, North Dakota, Oklahoma, Texas, Wyoming and along the Gulf of Mexico.

The Company’s Chief Operating Decision Maker (“CODM”) evaluates operating segment profitability and determines resource allocations based on several factors, of which the primary financial measure is operating income before depreciation, amortization, gain (loss) on disposal of assets and gain from litigation settlement. Operating income before depreciation, amortization, gain (loss) on disposal of assets and gain from litigation settlement is not a measure of operating income, operating performance or liquidity under GAAP and may not be comparable to similarly titled measures reported by other companies. The Company’s management uses operating income before depreciation, amortization, gain (loss) on disposal of assets and gain from litigation settlement in the evaluation of segment operating performance as it is a profit measure that is generally within the control of the operating segments. A reconciliation of operating income before depreciation, amortization, gain (loss) on disposal of assets and gain from litigation settlement to income before income tax provision is included at the end of this Note 15.

Summarized financial information concerning the Company’s reportable segments for the years ended December 31, 2012, 2011 and 2010, is shown in the following tables:

Year Ended December 31, 2012	Gross Revenues	Intercompany Revenues(b)	Net Revenues	Operating Income Before Depreciation, Amortization, Gain (Loss) on Disposal of Assets and Gain From Litigation Settlement(c)	Depreciation and Amortization	Capital Expenditures	Total Assets(e)
Western	$882,228	$(100,094)	$782,134	$229,427	$78,191	$64,583	$1,507,081
Central	528,510	(56,041)	472,469	171,616	55,614	51,480	1,159,107
Eastern	441,907	(75,082)	366,825	101,046	49,289	32,037	826,687
E&P	41,732	(1,542)	40,190	16,791	8,147	1,791	1,449,065
Corporate(a), (d)	—	—	—	(11,073)	2,343	3,626	134,086

	$1,894,377	$(232,759)	$1,661,618	$507,807	$193,584	$153,517	$5,076,026

Year Ended December 31, 2011	Gross Revenues	Intercompany Revenues(b)	Net Revenues	Operating Income Before Depreciation, Amortization, Gain (Loss) on Disposal of Assets and Gain From Litigation Settlement(c)	Depreciation and Amortization	Capital Expenditures	Total Assets(e)
Western	$841,006	$(98,418)	$742,588	$232,940	$74,628	$57,037	$1,370,098
Central	481,835	(51,658)	430,177	152,059	49,490	46,463	1,040,962
Eastern	401,137	(68,536)	332,601	95,301	41,135	35,139	841,251
Corporate(a), (d)	—	—	—	5,519	1,847	3,285	75,694

	$1,723,978	$(218,612)	$1,505,366	$485,819	$167,100	$141,924	$3,328,005

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

Year Ended December 31, 2010	Gross Revenues	Intercompany Revenues(b)	Net Revenues	Operating Income Before Depreciation, Amortization, Gain (Loss) on Disposal of Assets and Gain From Litigation Settlement(c)	Depreciation and Amortization	Capital Expenditures	Total Assets(e)
Western	$801,854	$(92,033)	$709,821	$218,254	$72,563	$54,697	$1,378,920
Central	436,630	(49,933)	386,697	127,861	44,247	46,573	1,007,173
Eastern	275,058	(51,819)	223,239	69,013	28,979	32,272	466,329
Corporate(a), (d)	—	—	—	5,282	1,667	1,287	63,562

	$1,513,542	$(193,785)	$1,319,757	$420,410	$147,456	$134,829	$2,915,984

(a)	Corporate functions include accounting, legal, tax, treasury, information technology, risk management, human resources, training and other administrative functions. Amounts reflected are net of allocations to the four operating segments.
(b)	Intercompany revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.
(c)	For those items included in the determination of operating income before depreciation, amortization, gain (loss) on disposal of assets and gain from litigation settlement, the accounting policies of the segments are the same as those described in Note 1.
(d)	Corporate assets include cash, net deferred tax assets, debt issuance costs, equity investments, and corporate facility leasehold improvements and equipment.
(e)	Goodwill is included within total assets for each of the Company’s four operating segments.

The following table shows changes in goodwill during the years ended December 31, 2011 and 2012, by reportable segment:

	Western	Central	Eastern	E&P	Total
Balance as of December 31, 2010	$313,038	$305,774	$309,040	$—	$927,852
Goodwill transferred (a)	—	111,806	(111,806)	—	—
Goodwill acquired	—	6,643	182,393	—	189,036

Balance as of December 31, 2011	313,038	424,223	379,627	—	1,116,888
Goodwill acquired	60,105	6,686	934	452,441	520,166
Goodwill divested	—	(497)	—	—	(497)

Balance as of December 31, 2012	$373,143	$430,412	$380,561	$452,441	$1,636,557

(a)	In April 2011, as a result of the County Waste acquisition described in Note 3, the Company realigned its reporting structure and changed its three geographic operating segments from Western, Central and Southern to Western, Central and Eastern. Additionally, the Company realigned certain of the Company’s districts between operating segments. This realignment resulted in the reallocation of goodwill among its segments, which is reflected in the “Goodwill transferred” line item.

The Company has no accumulated impairment losses associated with goodwill.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

A reconciliation of the Company’s primary measure of segment profitability (operating income before depreciation, amortization, gain (loss) on disposal of assets and gain from litigation settlement for reportable segments) to Income before income tax provision in the Consolidated Statements of Net Income is as follows:

	Years ended December 31,
	2012	2011	2010
Operating income before depreciation, amortization, loss on disposal of assets and gain from litigation settlement	$507,807	$485,819	$420,410
Depreciation	(169,027)	(147,036)	(132,874)
Amortization of intangibles	(24,557)	(20,064)	(14,582)
Loss on disposal of assets	(1,627)	(1,657)	(571)
Gain from litigation settlement	3,551	—	—
Interest expense	(53,037)	(44,520)	(40,134)
Interest income	773	530	590
Loss on extinguishment of debt	—	—	(10,193)
Other income, net	1,220	57	2,830

Income before income tax provision	$265,103	$273,129	$225,476

The table below shows, for the periods indicated, the Company’s total reported revenues by service line and with intercompany eliminations:

	Years Ended December 31,
	2012	2011	2010
Solid waste collection	$1,176,333	$1,069,065	$951,327
Solid waste disposal and transfer	524,861	497,584	456,741
E&P waste treatment, disposal and recovery	61,350	12,746	1,500
Solid waste recycling	81,512	96,417	61,062
Intermodal and other	50,321	48,166	42,912

	1,894,377	1,723,978	1,513,542
Less: intercompany elimination	(232,759)	(218,612)	(193,785)

Total revenues	$1,661,618	$1,505,366	$1,319,757

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

16. NET INCOME PER SHARE INFORMATION

The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income per common share attributable to the Company’s common stockholders for the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
	2012	2011	2010
Numerator:
Net income attributable to Waste Connections for basic and diluted earnings per share	$159,093	$165,239	$135,104

Denominator:
Basic shares outstanding	121,172,381	112,720,444	115,646,173
Dilutive effect of stock options and warrants	308,681	425,085	833,502
Dilutive effect of restricted stock units	343,287	437,957	414,529

Diluted shares outstanding	121,824,349	113,583,486	116,894,204

As of December 31, 2012, 2011 and 2010, warrants to purchase 75,352, 5,301 and 18,712 shares of common stock, respectively, were excluded from the computation of diluted earnings per share as they were anti-dilutive. As of December 31, 2012, 2011 and 2010, all outstanding stock options were dilutive and included in the computation of diluted earnings per share.

17. EMPLOYEE BENEFIT PLANS

WCI has a voluntary savings and investment plan (the “WCI 401(k) Plan”), which is available to all eligible, non-union employees of WCI. Under the WCI 401(k) Plan, WCI makes matching contributions of 50% of every dollar of a participating employee’s pre-tax contributions until the employee’s contributions equal 5% of the employee’s eligible compensation, subject to certain limitations imposed by the U.S. Internal Revenue Code. Waste Connections of Alaska, Inc., a wholly-owned subsidiary of the Company (“Alaska”), has a voluntary savings and investment plan (the “Alaska 401(k) Plan”). The Alaska 401(k) Plan is available to all eligible employees of Alaska. Under the Alaska 401(k) Plan, Alaska makes contributions based on a participating employee’s hours worked and makes matching contributions of 100% of every dollar of a participating employee’s pre-tax contributions until the employee’s contributions equal 3% of the employee’s eligible compensation, subject to certain limitations imposed by the U.S. Internal Revenue Code. WCI sponsors a voluntary savings and investment plan (the “R360 401(k) Plan”) on behalf of its wholly-owned subsidiary, R360 Environmental Solutions, LLC (“R360”). The R360 401(k) Plan is available to all eligible employees in the E&P group who work at operations acquired in the R360 acquisition. Under the R360 401(k) Plan, R360 makes matching contributions of 50% of every dollar of a participating employee’s pre-tax contributions until the employee’s contributions equal 6% of the employee’s eligible compensation, subject to certain limitations imposed by the U.S. Internal Revenue Code. Waste Connections of California, Inc., a wholly-owned subsidiary of the Company (“California”), has a voluntary savings and investment plan (the “GreenTeam 401(k) Plan”). The GreenTeam 401(k) Plan is available to certain union employees of California, as provided in applicable collective bargaining agreements. Under the GreenTeam 401(k) Plan, California makes matching contributions of 50% of every dollar of a participating employee’s pre-tax contributions until the employee’s contributions equal 5% of the employee’s eligible compensation, subject to certain limitations imposed by the U.S. Internal Revenue Code.

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

Total employer expenses, including employer matching contributions, for the 401(k) Plans described above were approximately $3,304, $2,759 and $2,662, respectively, during the years ended December 31, 2012, 2011 and 2010. These amounts include matching contributions made under the Deferred Compensation Plan, described below.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

The Company also participates in various “multiemployer” pension plans administered by employer and union trustees. The Company makes periodic contributions to these plans pursuant to its labor agreements. None of the multiemployer pension plans in which the Company participates have been certified to be in “endangered” or “critical” status, as defined by the Pension Protection Act of 2006. The Company’s contributions to each individual multiemployer pension plan represent less than 5% of total contributions to such plan. Based on the most recent information available, the Company’s withdrawal liability from each individual multiemployer plan in which the Company participates is not material to the Company’s results of operations. During the years ended December 31, 2012, 2011 and 2010, the Company’s total employer contributions to the multiemployer pension plans were approximately $3,812, $3,906 and $3,970, respectively.

Effective for compensation paid on and after July 1, 2004, the Company established a Deferred Compensation Plan for eligible employees, which was amended and restated effective January 1, 2008, and January 1, 2010 (the “Deferred Compensation Plan”). The Deferred Compensation Plan is a non-qualified deferred compensation program under which the eligible participants, including officers and certain employees who meet a minimum salary threshold, may voluntarily elect to defer up to 80% of their base salaries and up to 100% of their bonuses, commissions and restricted stock unit grants. Members of the Company’s Board of Directors are eligible to participate in the Deferred Compensation Plan with respect to their Director fees. Although the Company periodically contributes the amount of its obligation under the plan to a trust for the benefit of the participants, the amounts of any compensation deferred under the Plan constitute an unsecured obligation of the Company to pay the participants in the future and, as such, are subject to the claims of other creditors in the event of insolvency proceedings. Participants may elect certain future distribution dates on which all or a portion of their accounts will be paid to them, including in the case of a change in control of the Company. Their accounts will be distributed to them in cash, except for amounts credited with respect to deferred restricted stock unit grants, which will be distributed in shares of the Company’s common stock pursuant to the Third Amended and Restated 2004 Equity Incentive Plan. In addition to the amount of participants’ contributions, the Company will pay participants an amount reflecting a deemed return based on the returns of various mutual funds or measurement funds selected by the participants, except in the case of restricted stock units that are deferred, which are credited to their accounts as shares of Company common stock. The measurement funds are used only to determine the amount of return the Company pays to participants and participant funds are not actually invested in the measurement fund, nor are any shares of Company common stock acquired under the Deferred Compensation Plan. The Company also makes a matching contribution to the Deferred Compensation Plan of 50% of every dollar of a participating employee’s pre-tax contributions until the employee’s contributions equal 5% of the employee’s eligible compensation, less the amount of any match the Company makes on behalf of the employee under the WCI 401(k) Plan, and subject to the same limits that apply to the WCI 401(k) Plan, except that the Company’s matching contributions under the Deferred Compensation Plan are 100% vested when made. The total liability for deferred compensation at December 31, 2012 and 2011 was $12,541 and $9,656, respectively, which was recorded in Other long-term liabilities in the Consolidated Balance Sheets.

18. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes the unaudited consolidated quarterly results of operations for 2012:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$376,430	$410,731	$425,654	$448,803
Operating income	65,056	81,737	89,147	80,206
Net income	31,439	42,515	49,620	36,086
Net income attributable to Waste Connections	31,303	42,415	49,385	35,989
Basic income per common share attributable to Waste Connections’ common stockholders	0.27	0.34	0.40	0.29
Diluted income per common share attributable to Waste Connections’ common stockholders	0.27	0.34	0.40	0.29

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

In December 2011, the Company commenced a relocation of its corporate headquarters from Folsom, California to The Woodlands, Texas. During the year ended December 31, 2012, the Company incurred $8,031 ($4,975 net of taxes) related to this relocation. The amounts incurred were materially consistent throughout the four quarters. During the first quarter of 2012, the Company recognized $3,585 of pre-tax expense ($3,315 net of taxes) in Selling, general and administrative expense resulting from a grant of immediately vested restricted stock units to certain executive officers at the time the executives agreed to modification to their employment contracts. During the third quarter of 2012, the Company received an award from an arbitration it filed against a counter-party to a disposal agreement that breached that agreement. The award in the amount of $3,551 ($2,202 net of taxes) was recorded as Gain from litigation settlement.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012, at the reasonable assurance level such that information required to be disclosed in our Exchange Act reports: (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our internal control over financial reporting as of December 31, 2012. In conducting our evaluation, we used the framework set forth in the report titled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission. We have excluded our acquisition of the business of R360 which we completed in October 2012, from the scope of management’s evaluation, as the late timing of this acquisition made it impracticable to conduct a meaningful evaluation of the acquired business’ internal control over financial reporting before the end of the fiscal year. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition. The total assets and total revenues recorded generated from the business of R360 represent approximately 28.5% of our total assets and 2.4% of our total revenues, respectively, as of and for the year ended December 31, 2012. Notwithstanding the exclusion of the R360 acquisition from our assessment, there was no material change to our internal control over financial reporting due to the acquisition pursuant to Rule 15d-15 of the Exchange Act. Our assessment on internal control over financial reporting for fiscal year 2013 will include the R360 acquisition. Based on the results of our evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012, has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in its report which appears in Item 8 of this Annual Report of Form 10-K.

Changes in Internal Control Over Financial Reporting

Based on an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, there has been no change to our internal control over financial reporting that occurred during the three month period ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth above in Part I under “Executive Officers of the Registrant” and in the paragraph below, the information required by Item 10 has been omitted from this report, and is incorporated by reference to the sections “Election of Directors,” “Corporate Governance and Board Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, which we will file with the SEC pursuant to Regulation 14A within 120 days after the end of our 2012 fiscal year.

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

ITEM 11. EXECUTIVE COMPENSATION

Information required by Item 11 has been omitted from this report and is incorporated by reference to the sections “Executive Compensation” and “Corporate Governance and Board Matters” in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 has been omitted from this report and is incorporated by reference to the sections “Principal Stockholders” and “Equity Compensation Plan Information” in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 has been omitted from this report and is incorporated by reference to the sections “Certain Relationships and Related Transactions” and “Corporate Governance and Board Matters” in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Item 14 has been omitted from this report and is incorporated by reference to the section “Appointment of Independent Registered Public Accounting Firm” in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	See Index to Consolidated Financial Statements on page 60. The following Financial Statement Schedule is filed herewith on page 116 and made a part of this Report:

Schedule II—Valuation and Qualifying Accounts

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

Waste Connections, Inc.

	By:	/s/ Ronald J. Mittelstaedt
Ronald J. Mittelstaedt
Date: March 1, 2013		Chief Executive Officer and Chairman

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

Signature	Title	Date
/s/ Ronald J. Mittelstaedt	Chief Executive Officer and Chairman
Ronald J. Mittelstaedt	(principal executive officer)	March 1, 2013

/s/ Worthing F. Jackman	Executive Vice President and Chief Financial Officer
Worthing F. Jackman	(principal financial officer)	March 1, 2013

/s/ David G. Eddie	Senior Vice President and Chief Accounting Officer
David G. Eddie	(principal accounting officer)	March 1, 2013

/s/ Michael W. Harlan
Michael W. Harlan	Director	March 1, 2013

/s/ William J. Razzouk
William J. Razzouk	Director	March 1, 2013

/s/ Robert H. Davis
Robert H. Davis	Director	March 1, 2013

/s/ Edward E. Guillet
Edward E. Guillet	Director	March 1, 2013

WASTE CONNECTIONS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2012, 2011 and 2010

(in thousands)

Description		Additions		Deductions	Balance at End of Year
	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	(Write-offs, Net of Collections)
Allowance for Doubtful Accounts:
Year Ended December 31, 2012	$6,617	$5,153	$—	$(5,222)	$6,548
Year Ended December 31, 2011	5,084	6,428	—	(4,895)	6,617
Year Ended December 31, 2010	4,058	5,126	—	(4,100)	5,084

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
2.1	Stock Purchase Agreement, dated as of March 31, 2011, by and among Waste Connections, Inc., on the one hand, and Hudson Valley Waste Holding, Inc. (“Hudson Valley Waste Holding”), its wholly-owned subsidiary, County Waste and Recycling Service, Inc., and Hudson Valley Waste Holding’s shareholders, on the other hand (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on April 5, 2011)

2.2	Purchase and Sale Agreement, dated as of September 16, 2012, by an among R360 Environmental Solutions, Inc. and the other Sellers named therein and WCI Holdings Co., Inc. and, for the limited purposes described therein, the Registrant (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on October 23, 2012)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the exhibit filed with the Registrant’s Form 10-K filed on February 8, 2012)

3.2	Third Amended and Restated Bylaws of the Registrant, effective May 15, 2009 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on April 23, 2009)

4.1	Form of Common Stock Certificate (incorporated by reference to the exhibit filed with the Registrant’s Form S-1/A filed on May 6, 1998)

4.2	Master Note Purchase Agreement, dated July 15, 2008 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on July 18, 2008)

4.3	Amendment No. 1 to Master Note Purchase Agreement, dated as of July 20, 2009 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on August 5, 2009)

4.4	First Supplement to Master Note Purchase Agreement, dated as of October 26, 2009 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on October 27, 2009)

4.5	Amendment No. 2 to Master Note Purchase Agreement, dated as of November 24, 2010 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on November 26, 2010)

4.6	Second Supplement to Master Note Purchase Agreement, dated as of April 1, 2011 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on April 5, 2011)

4.7	Amendment No. 3 to Master Note Purchase Agreement, dated as of October 12, 2011 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-K filed on February 8, 2012)

4.8	Amended and Restated Credit Agreement, dated as of July 11, 2011 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on October 19, 2011)

4.9 *	Term Loan Agreement, dated as of October 25, 2012

10.1 +	Form of Warrant Agreement (incorporated by reference to the exhibit filed with the Registrant’s Form S-1 filed on March 16, 1998)

10.2 +	Employment Agreement between the Registrant and James M. Little, dated as of September 13, 1999 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-K filed on March 13, 2000)

10.3 +	Employment Agreement between the Registrant and Eric O. Hansen, dated as of January 1, 2001 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on May 3, 2005)

Exhibit Number	Description of Exhibits
10.4 +	2002 Senior Management Equity Incentive Plan (incorporated by reference to the exhibit filed with the Registrant’s Form 10-K filed on February 11, 2008)

10.5 +	2002 Stock Option Plan (incorporated by reference to the exhibit filed with the Registrant’s Form 10-K filed on February 11, 2008)

10.6 +	2002 Restricted Stock Plan (incorporated by reference to the exhibit filed with the Registrant’s Form S-8 filed on June 19, 2002)

10.7 +	First Amended and Restated Employment Agreement between the Registrant and David M. Hall, dated as of October 1, 2005 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on October 4, 2005)

10.8 +	First Amended and Restated Employment Agreement between the Registrant and David G. Eddie, dated as of October 1, 2005 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on October 4, 2005)

10.9 +	Form of Indemnification Agreement between the Registrant and each of its directors and officers (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on July 31, 2006)

10.10 +	Employment Agreement between the Registrant and Patrick J. Shea, dated as of February 1, 2008 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on April 23, 2008)

10.11 +	Consultant Incentive Plan (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on April 23, 2008)

10.12 +	Amended and Restated Senior Management Incentive Plan (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on July 30, 2008)

10.13 +	Form of Amendment to Employment Agreement between the Registrant and each of David G. Eddie, David M. Hall and Patrick J. Shea (incorporated by reference to the exhibit filed with the Registrant’s Form 10-K filed on February 10, 2009)

10.14 +	Form of Amendment to Employment Agreement between the Registrant and James M. Little (incorporated by reference to the exhibit filed with the Registrant’s Form 10-K filed on February 10, 2009)

10.15 +	Form of Amendment to Employment Agreement between the Registrant and Eric O. Hansen (incorporated by reference to the exhibit filed with the Registrant’s Form 10-K filed on February 10, 2009)

10.16 +	Employment Agreement between the Registrant and Rick Wojahn, dated as of February 9, 2009 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on May 8, 2009)

10.17 +	Employment Agreement between the Registrant and Scott Schreiber, dated as of February 9, 2009 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on May 8, 2009)

10.18 +*	Amended and Restated Compensation Plan for Independent Directors, dated January 1, 2013

10.19 +	Employment Agreement between the Registrant and Greg Thibodeaux, dated as of July 1, 2000 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-K filed on February 9, 2011)

10.20 +	Form of Amendment to Employment Agreement between the Registrant and Greg Thibodeaux (incorporated by reference to the exhibit filed with the Registrant’s Form 10-K filed on February 9, 2011)

Exhibit Number	Description of Exhibits
10.21 +	Nonqualified Deferred Compensation Plan, amended and restated as of September 22, 2011 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on October 19, 2011)

10.22 +	Third Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to the exhibit filed with the Registrant’s Form 10-K filed on February 8, 2012)

10.23 +	Separation Benefits Plan and Employment Agreement by and between the Registrant and Ronald J. Mittelstaedt, effective February 13, 2012 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K/A filed on February 27, 2012)

10.24 +	Separation Benefits Plan, effective February 13, 2012 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K/A filed on February 27, 2012)

10.25 +	Separation Benefits Plan Participation Letter Agreement by and between the Registrant and Steven F. Bouck, effective February 13, 2012 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K/A filed on February 27, 2012)

10.26 +	Separation Benefits Plan Participation Letter Agreement by and between the Registrant and Worthing F. Jackman, effective February 13, 2012 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K/A filed on February 27, 2012)

10.27 +	Separation Benefits Plan Participation Letter Agreement by and between the Registrant and Darrell W. Chambliss, effective February 13, 2012 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K/A filed on February 27, 2012)

10.28 +	Employment Agreement between the Registrant and Matthew Black, dated as of March 1, 2012 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on April 26, 2012)

10.29 +	Employment Agreement between the Registrant and Mary Anne Whitney, dated as of March 1, 2012 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on April 26, 2012)

12.1 *	Statement regarding Computation of Ratios

21.1 *	Subsidiaries of the Registrant

23.1 *	Consent of Independent Registered Public Accounting Firm

24.1 *	Power of Attorney (see signature page of this Annual Report on Form 10-K)

31.1 *	Certification of Chief Executive Officer

31.2 *	Certification of Chief Financial Officer

32.1 *	Certificate of Chief Executive Officer and Chief Financial Officer

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB *	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
+	Management contract or compensatory plan, contract or arrangement.