Form 10-Q
period 2013-03-31
WASTE CONNECTIONS, INC.
filed 2013-04-25
CIK 1057058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 15, 2013:             123,418,612 shares of common stock

WASTE CONNECTIONS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and equivalents	$14,280	$23,212
Accounts receivable, net of allowance for doubtful accounts of $6,491 and $6,548 at March 31, 2013 and December 31, 2012, respectively	219,915	235,762
Deferred income taxes	36,096	45,798
Prepaid expenses and other current assets	32,799	57,714

Total current assets	303,090	362,486
Property and equipment, net	2,436,035	2,457,606
Goodwill	1,637,339	1,636,557
Intangible assets, net	535,462	541,908
Restricted assets	35,002	34,889
Other assets, net	42,875	42,580

	$4,989,803	$5,076,026

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$118,237	$130,260
Book overdraft	12,549	12,567
Accrued liabilities	118,193	121,829
Deferred revenue	68,850	69,930
Current portion of contingent consideration	49,136	49,018
Current portion of long-term debt and notes payable	35,182	33,968

Total current liabilities	402,147	417,572
Long-term debt and notes payable	2,096,171	2,204,967
Long-term portion of contingent consideration	30,660	30,346
Other long-term liabilities	73,716	75,129
Deferred income taxes	472,436	464,882

Total liabilities	3,075,130	3,192,896
Commitments and contingencies (Note 16)
Equity:
Preferred stock: $0.01 par value per share; 7,500,000 shares authorized; none issued and outstanding	—	—
Common stock: $0.01 par value per share; 250,000,000 shares authorized; 123,418,612 and 123,019,494 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	1,234	1,230
Additional paid-in capital	781,073	779,904
Accumulated other comprehensive loss	(4,967)	(6,165)
Retained earnings	1,132,434	1,103,188

Total Waste Connections’ equity	1,909,774	1,878,157
Noncontrolling interest in subsidiaries	4,899	4,973

Total equity	1,914,673	1,883,130

	$4,989,803	$5,076,026

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME

(Unaudited)

(In thousands, except share and per share amounts)

	Three months ended March 31,
	2013	2012
Revenues	$449,892	$376,430
Operating expenses:
Cost of operations	251,963	216,681
Selling, general and administrative	53,251	51,174
Depreciation	51,649	37,173
Amortization of intangibles	6,438	5,631
Loss (gain) on disposal of assets	(322)	715

Operating income	86,913	65,056
Interest expense	(19,012)	(12,285)
Other income, net	742	819

Income before income tax provision	68,643	53,590
Income tax provision	(26,963)	(22,151)

Net income	41,680	31,439
Less: Net income attributable to noncontrolling interests	(124)	(136)

Net income attributable to Waste Connections	$41,556	$31,303

Earnings per common share attributable to Waste Connections’ common stockholders:
Basic	$0.34	$0.27

Diluted	$0.34	$0.27

Shares used in the per share calculations:
Basic	123,380,799	115,188,134

Diluted	123,904,929	115,876,461

Cash dividends per common share	$0.10	$0.09

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except share and per share amounts)

	Three months ended March 31,
	2013	2012
Net income	$41,680	$31,439
Other comprehensive income (loss), before tax:
Interest rate swap amounts reclassified into interest expense	1,379	1,142
Fuel hedge amounts reclassified into cost of operations	—	(1,129)
Changes in fair value of interest rate swaps	(39)	(1,005)
Changes in fair value of the fuel hedge	591	1,473

Other comprehensive income before tax	1,931	481
Income tax expense related to items of other comprehensive income	(733)	(183)

Other comprehensive income, net of tax	1,198	298

Comprehensive income	42,878	31,737
Less: Comprehensive income attributable to noncontrolling interests	(124)	(136)

Comprehensive income attributable to Waste Connections	$42,754	$31,601

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

THREE MONTHS ENDED MARCH 31, 2013

(Unaudited)

(In thousands, except share amounts)

	Waste Connections’ Equity
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Noncontrolling
	Shares	Amount	Capital	Income (Loss)	Earnings	Interests	Total
Balances at December 31, 2012	123,019,494	$1,230	$779,904	$(6,165)	$1,103,188	$4,973	$1,883,130
Vesting of restricted stock units	470,559	4	(4)	—	—	—	—
Tax withholdings related to net share settlements of restricted stock units	(148,219)	(1)	(5,279)	—	—	—	(5,280)
Equity-based compensation	—	—	3,594	—	—	—	3,594
Exercise of stock options and warrants	76,778	1	760	—	—	—	761
Excess tax benefit associated with equity-based compensation	—	—	2,098	—	—	—	2,098
Cash dividends on common stock	—	—	—	—	(12,310)	—	(12,310)
Amounts reclassified into earnings, net of taxes	—	—	—	852	—	—	852
Changes in fair value of cash flow hedges, net of taxes	—	—	—	346	—	—	346
Distributions to noncontrolling interests	—	—	—	—	—	(198)	(198)
Net income	—	—	—	—	41,556	124	41,680

Balances at March 31, 2013	123,418,612	$1,234	$781,073	$(4,967)	$1,132,434	$4,899	$1,914,673

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

THREE MONTHS ENDED MARCH 31, 2012

(Unaudited)

(In thousands, except share amounts)

	Waste Connections’ Equity
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Noncontrolling
	Shares	Amount	Capital	Income (Loss)	Earnings	Interests	Total
Balances at December 31, 2011	110,907,782	$1,109	$408,721	$(3,480)	$988,560	$4,777	$1,399,687
Vesting of restricted stock units	574,949	6	(6)	—	—	—	—
Tax withholdings related to net share settlements of restricted stock units	(184,881)	(2)	(5,902)	—	—	—	(5,904)
Equity-based compensation	—	—	7,596	—	—	—	7,596
Exercise of stock options and warrants	57,565	1	529	—	—	—	530
Issuance of common stock, net of issuance costs of $500	12,000,000	120	369,340	—	—	—	369,460
Excess tax benefit associated with equity-based compensation	—	—	3,005	—	—	—	3,005
Cash dividends on common stock	—	—	—	—	(10,010)	—	(10,010)
Amounts reclassified into earnings, net of taxes	—	—	—	8	—	—	8
Changes in fair value of cash flow hedges, net of taxes	—	—	—	290	—	—	290
Distributions to noncontrolling interests	—	—	—	—	—	(95)	(95)
Net income	—	—	—	—	31,303	136	31,439

Balances at March 31, 2012	123,355,415	$1,234	$783,283	$(3,182)	$1,009,853	$4,818	$1,796,006

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$41,680	$31,439
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on disposal of assets	(322)	715
Depreciation	51,649	37,173
Amortization of intangibles	6,438	5,631
Deferred income taxes, net of acquisitions	16,524	12,101
Amortization of debt issuance costs	858	415
Equity-based compensation	3,594	7,596
Interest income on restricted assets	(113)	(112)
Interest accretion	1,293	836
Excess tax benefit associated with equity-based compensation	(2,098)	(3,005)
Net change in operating assets and liabilities, net of acquisitions	13,455	7,792

Net cash provided by operating activities	132,958	100,581

Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	—	(138,908)
Proceeds from adjustment to acquisition consideration	18,000	—
Capital expenditures for property and equipment	(36,905)	(27,953)
Proceeds from disposal of assets	723	753
Other	(926)	(1,861)

Net cash used in investing activities	(19,108)	(167,969)

Cash flows from financing activities:
Proceeds from long-term debt	26,500	184,000
Principal payments on notes payable and long-term debt	(134,083)	(474,865)
Payment of contingent consideration	(229)	(3,528)
Change in book overdraft	(17)	321
Proceeds from option and warrant exercises	761	530
Excess tax benefit associated with equity-based compensation	2,098	3,005
Payments for cash dividends	(12,310)	(10,010)
Tax withholdings related to net share settlements of restricted stock units	(5,280)	(5,904)
Distributions to noncontrolling interests	(198)	(95)
Debt issuance costs	(24)	—
Proceeds from common stock offering, net	—	369,460

Net cash provided by (used in) financing activities	(122,782)	62,914

Net decrease in cash and equivalents	(8,932)	(4,474)
Cash and equivalents at beginning of period	23,212	12,643

Cash and equivalents at end of period	$14,280	$8,169

Non-cash financing activity:
Liabilities assumed and notes payable issued to sellers of businesses acquired	$—	$9,974

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

1. BASIS OF PRESENTATION AND SUMMARY

The accompanying condensed consolidated financial statements relate to Waste Connections, Inc. and its subsidiaries (“WCI” or the “Company”) for the three month periods ended March 31, 2013 and 2012. In the opinion of management, the accompanying balance sheets and related interim statements of net income, comprehensive income, cash flows and equity include all adjustments, consisting only of normal recurring items, necessary for their fair statement in conformity with U.S. generally accepted accounting principles (“GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include accounting for landfills, self-insurance accruals, income taxes, allocation of acquisition purchase price and asset impairments. An additional area that involves estimation is when the Company estimates the amount of potential exposure it may have with respect to litigation, claims and assessments in accordance with the accounting guidance on contingencies. Actual results could differ materially from the estimates and assumptions that the Company uses in the preparation of its condensed consolidated financial statements.

Interim results are not necessarily indicative of results for a full year. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

2. NEW ACCOUNTING STANDARDS

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. In February 2013, the FASB issued guidance requiring entities to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, it requires entities to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. This guidance is effective prospectively for annual and interim reporting periods beginning after December 15, 2012, with early adoption permitted. The amounts required to be disclosed under this guidance are disclosed in Notes 10 and 13.

3. RECLASSIFICATION

Certain amounts reported in the Company’s prior year financial statements have been reclassified to conform with the 2013 presentation.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash and equivalents, trade receivables, restricted assets, trade payables, debt instruments, contingent consideration obligations, interest rate swaps and a fuel hedge. As of March 31, 2013 and December 31, 2012, the carrying values of cash and equivalents, trade receivables, restricted assets, trade payables and contingent consideration are considered to be representative of their respective fair values. The carrying values of the Company’s debt instruments, excluding certain notes as listed in the table below, approximate their fair values as of March 31, 2013 and December 31, 2012, based on current borrowing rates, current remaining average life to maturity and borrower credit quality for similar types of borrowing arrangements, and are classified as Level 2 within the fair value hierarchy. The carrying values and fair values of the Company’s debt instruments where the carrying values do not approximate their fair values as of March 31, 2013 and December 31, 2012, are as follows:

	Carrying Value at		Fair Value* at
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
6.22% Senior Notes due 2015	$175,000	$175,000	$192,645	$193,949
3.30% Senior Notes due 2016	$100,000	$100,000	$103,132	$103,068
4.00% Senior Notes due 2018	$50,000	$50,000	$52,601	$52,476
5.25% Senior Notes due 2019	$175,000	$175,000	$195,630	$195,584
4.64% Senior Notes due 2021	$100,000	$100,000	$107,494	$107,418

*	Senior Notes are classified as Level 2 within the fair value hierarchy. Fair value is based on quotes of bonds with similar ratings in similar industries.

For details on the fair value of the Company’s interest rate swaps, fuel hedge and restricted assets, refer to Note 12.

5. LANDFILL ACCOUNTING

At March 31, 2013, the Company owned or operated 42 municipal solid waste (“MSW”) landfills, five exploration and production (“E&P”) waste landfills, which only accept E&P waste, and seven non-MSW landfills, which only accept construction and demolition, industrial and other non-putrescible waste. At March 31, 2013, the Company owned 43 landfills, and operated, but did not own, six landfills under life-of-site operating agreements and five landfills under limited-term operating agreements. The Company’s landfills had site costs with a net book value of $1,645,251 at March 31, 2013. For the Company’s landfills operated under limited-term operating agreements and life-of-site operating agreements, the owner of the property (generally a municipality) usually owns the permit and the Company operates the landfill for a contracted term. Where the contracted term is not the life of the landfill, the property owner is generally responsible for final capping, closure and post-closure obligations. The Company is responsible for all final capping, closure and post-closure liabilities at five of the six landfills that it operates under life-of-site operating agreements.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

Based on remaining permitted capacity as of March 31, 2013, and projected annual disposal volumes, the average remaining landfill life for the Company’s owned landfills and landfills operated under life-of-site operating agreements is estimated to be approximately 37 years. As of March 31, 2013, the Company is seeking to expand permitted capacity at eight of its owned landfills and two landfills that it operates under life-of-site operating agreements, and considers the achievement of these expansions to be probable. Although the Company cannot be certain that all future expansions will be permitted as designed, the average remaining life, when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume, of the Company’s owned landfills and landfills operated under life-of-site operating agreements is approximately 46 years, with lives ranging from approximately 6 to 240 years.

During the three months ended March 31, 2013 and 2012, the Company expensed $18,399 and $9,540, respectively, or an average of $4.22 and $2.91 per ton consumed, respectively, related to landfill depletion at owned landfills and landfills operated under life-of-site agreements.

The Company reserves for final capping, closure and post-closure maintenance obligations at the landfills it owns and five of the six landfills it operates under life-of-site operating agreements. The Company calculates the net present value of its final capping, closure and post-closure liabilities by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure and discounting the inflated total to its present value using a credit-adjusted risk-free rate. Any changes in expectations that result in an upward revision to the estimated undiscounted cash flows are treated as a new liability and are inflated and discounted at rates reflecting current market conditions. Any changes in expectations that result in a downward revision (or no revision) to the estimated undiscounted cash flows result in a liability that is inflated and discounted at rates reflecting the market conditions at the time the cash flows were originally estimated. This policy results in the Company’s final capping, closure and post-closure liabilities being recorded in “layers.” The Company’s discount rate assumption for purposes of computing 2013 and 2012 “layers” for final capping, closure and post-closure obligations was 5.75% for each year, which reflects the Company’s long-term cost of borrowing as of the end of 2012 and 2011. The Company’s inflation rate assumption is 2.5% for the years ending December 31, 2013 and 2012. The resulting final capping, closure and post-closure obligations are recorded on the balance sheet along with an offsetting addition to site costs which is amortized to depletion expense as the remaining landfill airspace is consumed. Interest is accreted on the recorded liability using the corresponding discount rate. During the three months ended March 31, 2013 and 2012, the Company expensed $707 and $612, respectively, or an average of $0.16 and $0.19 per ton consumed, respectively, related to final capping, closure and post-closure accretion expense.

The following is a reconciliation of the Company’s final capping, closure and post-closure liability balance from December 31, 2012 to March 31, 2013:

Final capping, closure and post-closure liability at December 31, 2012	$46,473
Adjustments to final capping, closure and post-closure liabilities	(3,081)
Liabilities incurred	852
Accretion expense associated with landfill obligations	707

Final capping, closure and post-closure liability at March 31, 2013	$44,951

The Adjustments to final capping, closure and post-closure liabilities primarily consisted of increases in estimated airspace at three of the Company’s landfills at which expansions are being pursued or have been granted and a decrease in estimated closure costs at one of the Company’s landfills, partially offset by revisions in engineering estimates and an increase in estimates of annual tonnage consumption at two of the Company’s landfills. The Company performs its annual review of its cost and capacity estimates in the first quarter of each year.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

At March 31, 2013, $32,564 of the Company’s restricted assets balance was for purposes of securing its performance of future final capping, closure and post-closure obligations.

6. LONG-TERM DEBT

Long-term debt consists of the following:

	March 31, 2013	December 31, 2012
Revolver under credit facility, bearing interest ranging from 1.47% to 4.25%*	$690,000	$787,000
Term loan facility, bearing interest ranging from 2.20% to 2.70%*	790,000	800,000
2015 Notes, bearing interest at 6.22%	175,000	175,000
2016 Notes, bearing interest at 3.30%	100,000	100,000
2018 Notes, bearing interest at 4.00%	50,000	50,000
2019 Notes, bearing interest at 5.25%	175,000	175,000
2021 Notes, bearing interest at 4.64%	100,000	100,000
Tax-exempt bonds, bearing interest ranging from 0.12% to 0.24%*	35,655	35,655
Notes payable to sellers and other third parties, bearing interest at 2.5% to 10.9%*	15,698	16,280

	2,131,353	2,238,935
Less – current portion	(35,182)	(33,968)

	$2,096,171	$2,204,967

*	Interest rates in the table above represent the range of interest rates incurred during the three month period ended March 31, 2013.

7. ACQUISITIONS

During the three months ended March 31, 2013, the Company did not acquire any businesses.

Cash consideration for the 2012 acquisition of the business of R360 Environmental Solutions, Inc. (“R360”) included payment for the estimated net working capital of $18,906, as defined in the acquisition agreement, which was subject to final adjustment subsequent to the close of the acquisition. In March 2013, Waste Connections received $18,000 from the former owners of R360 due to the final adjustment to the net working capital that was estimated at the closing date.

During the three months ended March 31, 2013 and 2012, the Company incurred $473 and $1,777, respectively, of acquisition-related costs. These expenses are included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Net Income.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

8. INTANGIBLE ASSETS, NET

Intangible assets, exclusive of goodwill, consisted of the following at March 31, 2013:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$198,768	$(40,400)	$158,368
Customer lists	139,354	(47,630)	91,724
Non-competition agreements	9,374	(6,917)	2,457
Other	32,098	(2,828)	29,270

	379,594	(97,775)	281,819
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	151,505	—	151,505
Material recycling facility permits	42,283	—	42,283
E&P facility permits	59,855	—	59,855

	253,643	—	253,643

Intangible assets, exclusive of goodwill	$633,237	$(97,775)	$535,462

Intangible assets, exclusive of goodwill, consisted of the following at December 31, 2012:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$198,779	$(38,447)	$160,332
Customer lists	139,354	(43,457)	95,897
Non-competition agreements	9,374	(6,815)	2,559
Other	32,098	(2,621)	29,477

	379,605	(91,340)	288,265
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	151,505	—	151,505
Material recycling facility permits	42,283	—	42,283
E&P facility permits	59,855	—	59,855

	253,643	—	253,643

Intangible assets, exclusive of goodwill	$633,248	$(91,340)	$541,908

Estimated future amortization expense for the next five years of finite-lived intangible assets is as follows:

For the year ending December 31, 2013	$25,061
For the year ending December 31, 2014	$24,372
For the year ending December 31, 2015	$23,758
For the year ending December 31, 2016	$19,803
For the year ending December 31, 2017	$17,831

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

9. SEGMENT REPORTING

The Company’s revenues include the collection, transfer, recycling and disposal of non-hazardous solid waste and the treatment, recovery and disposal of non-hazardous E&P waste. No single contract or customer accounted for more than 10% of the Company’s total revenues at the consolidated or reportable segment level during the periods presented.

Prior to October 2012, the Company managed its operations through three geographic operating segments which were also its reportable segments. In October 2012, as a result of the R360 acquisition, the Company realigned its reporting structure and created a fourth operating segment, the E&P group, which includes the majority of the Company’s E&P waste treatment and disposal operations. As a result, the Company’s three geographic operating segments and its E&P group comprise the Company’s reportable segments. Additionally, in January 2013, the Company transferred an E&P operation in Louisiana, owned by the Company prior to the R360 acquisition, from its Central region to its E&P group. Each operating segment is responsible for managing several vertically integrated operations, which are comprised of districts. The segment information presented herein reflects the addition of the new E&P group and the transfer of the Company’s E&P operation in Louisiana to the E&P group. Under the current structure, the Company’s Western Region is comprised of operating locations in Alaska, California, Idaho, Montana, Nevada, Oregon, Washington and western Wyoming; the Company’s Central Region is comprised of operating locations in Arizona, Colorado, Kansas, Louisiana, Minnesota, Nebraska, New Mexico, Oklahoma, South Dakota, Texas, Utah and eastern Wyoming; and the Company’s Eastern Region is comprised of operating locations in Alabama, Illinois, Iowa, Kentucky, Massachusetts, Michigan, Mississippi, New York, North Carolina, South Carolina and Tennessee. The E&P group is comprised of the Company’s E&P operations in Louisiana, New Mexico, North Dakota, Oklahoma, Texas, Wyoming and along the Gulf of Mexico.

The Company’s Chief Operating Decision Maker (“CODM”) evaluates operating segment profitability and determines resource allocations based on several factors, of which the primary financial measure is EBITDA. The Company defines EBITDA as earnings before interest, taxes, depreciation, amortization, gain (loss) on disposal of assets and other income (expense). EBITDA is not a measure of operating income, operating performance or liquidity under GAAP and may not be comparable to similarly titled measures reported by other companies. The Company’s management uses EBITDA in the evaluation of segment operating performance as it is a profit measure that is generally within the control of the operating segments. A reconciliation of EBITDA to Income before income tax provision is included at the end of this Note 9.

Summarized financial information concerning the Company’s reportable segments for the three months ended March 31, 2013 and 2012, is shown in the following tables:

Three Months Ended March 31, 2013	Gross Revenues	Intercompany Revenues(b)	Net Revenues	EBITDA(c)
Western	$216,345	$(23,194)	$193,151	$58,576
Central	127,963	(13,370)	114,593	40,238
Eastern	105,430	(17,660)	87,770	25,881
E&P	57,021	(2,643)	54,378	22,587
Corporate(a)	—	—	—	(2,604)

	$506,759	$(56,867)	$449,892	$144,678

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

Three Months Ended March 31, 2012	Gross Revenues	Intercompany Revenues(b)	Net Revenues	EBITDA(c)
Western	$204,681	$(24,021)	$180,660	$53,802
Central	116,913	(13,084)	103,829	35,450
Eastern	107,158	(18,121)	89,037	24,534
E&P	2,904	—	2,904	1,932
Corporate(a)	—	—	—	(7,143)

	$431,656	$(55,226)	$376,430	$108,575

(a)	Corporate functions include accounting, legal, tax, treasury, information technology, risk management, human resources, training and other administrative functions. Amounts reflected are net of allocations to the four operating segments.
(b)	Intercompany revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.
(c)	For those items included in the determination of EBITDA, the accounting policies of the segments are the same as those described in the Company’s most recent Annual Report on Form 10-K.

The following tables show changes in goodwill during the three months ended March 31, 2013 and 2012, by reportable segment:

	Western	Central	Eastern	E&P	Total
Balance as of December 31, 2012	$373,143	$430,412	$380,561	$452,441	$1,636,557
Goodwill transferred	—	(9,196)	—	9,196	—
Goodwill acquired	—	1	24	757	782

Balance as of March 31, 2013	$373,143	$421,217	$380,585	$462,394	$1,637,339

	Western	Central	Eastern	E&P	Total
Balance as of December 31, 2011	$313,038	$424,223	$379,627	$—	$1,116,888
Goodwill acquired	56,747	2,867	23	—	59,637
Goodwill divested	—	(496)	—	—	(496)

Balance as of March 31, 2012	$369,785	$426,594	$379,650	$—	$1,176,029

The Company has no accumulated impairment losses associated with goodwill.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

A reconciliation of the Company’s primary measure of segment profitability (EBITDA) to Income before income tax provision in the Condensed Consolidated Statements of Net Income is as follows:

	Three months ended March 31,
	2013	2012
Western segment EBITDA	$58,576	$53,802
Central segment EBITDA	40,238	35,450
Eastern segment EBITDA	25,881	24,534
E&P segment EBITDA	22,587	1,932

Subtotal reportable segments	147,282	115,718
Unallocated corporate overhead	(2,604)	(7,143)
Depreciation	(51,649)	(37,173)
Amortization of intangibles	(6,438)	(5,631)
Gain (loss) on disposal of assets	322	(715)
Interest expense	(19,012)	(12,285)
Other income, net	742	819

Income before income tax provision	$68,643	$53,590

The following table shows, for the periods indicated, the Company’s total reported revenues by service line and with intercompany eliminations:

	Three months ended March 31,
	2013	2012
Solid waste collection	$293,144	$277,088
Solid waste disposal and transfer	122,772	117,739
E&P waste treatment, disposal and recovery	59,931	4,256
Solid waste recycling	18,794	21,215
Intermodal and other	12,118	11,358

	506,759	431,656
Less: intercompany elimination	(56,867)	(55,226)

Total revenues	$449,892	$376,430

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

At March 31, 2013, the Company’s derivative instruments included three interest rate swap agreements as follows:

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

At March 31, 2013, the Company’s derivative instruments included one fuel hedge agreement as follows:

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

The fair values of derivative instruments designated as cash flow hedges as of March 31, 2013, were as follows:

Derivatives Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps			Accrued liabilities(a)	$(5,048)
			Other long-term liabilities	(4,775)
Fuel hedge	Prepaid expenses and other current assets(b)	$282
	Other assets, net	1,496

Total derivatives designated as cash flow hedges		$1,778		$(9,823)

(a)	Represents the estimated amount of the existing unrealized losses on interest rate swaps as of March 31, 2013 (based on the interest rate yield curve at that date), included in AOCL expected to be reclassified into pre-tax earnings within the next 12 months. The actual amounts reclassified into earnings are dependent on future movements in interest rates.
(b)	Represents the estimated amount of the existing unrealized gains on the fuel hedge as of March 31, 2013 (based on the forward DOE diesel fuel index curve at that date), included in AOCL expected to be reclassified into pre-tax earnings within the next 12 months. The actual amounts reclassified into earnings are dependent on future movements in diesel fuel prices.

The fair values of derivative instruments designated as cash flow hedges as of December 31, 2012, were as follows:

Derivatives Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps			Accrued liabilities	$(5,374)
			Other long-term liabilities	(5,789)
Fuel hedge	Other assets, net	$1,187

Total derivatives designated as cash flow hedges		$1,187		$(11,163)

The following table summarizes the impact of the Company’s cash flow hedges on the results of operations, comprehensive income and AOCL for the three months ended March 31, 2013 and 2012:

	Amount of Gain or (Loss) Recognized as AOCL on Derivatives, Net of Tax (Effective Portion)(a)			Amount of (Gain) or Loss Reclassified from AOCL into Earnings, Net of Tax (Effective Portion) (b),(c)
Derivatives Designated as Cash Flow Hedges	Three Months Ended March 31,		Statement of Income Classification	Three Months Ended March 31,
	2013	2012		2013	2012
Interest rate swaps	$(18)	$(623)	Interest expense	$852	$708
Fuel hedge	364	913	Cost of operations	—	(700)

Total	$346	$(290)		$852	$8

(a)	In accordance with the derivatives and hedging guidance, the effective portions of the changes in fair values of interest rate swaps and the fuel hedge have been recorded in equity as a component of AOCL. As the critical terms of the interest rate swaps match the underlying debt being hedged, no ineffectiveness is recognized on these swaps and, therefore, all unrealized changes in fair value are recorded in AOCL. Because changes in the actual price of diesel fuel and changes in the DOE index price do not offset exactly each reporting period, the Company assesses whether the fuel hedge is highly effective using the cumulative dollar offset approach.

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

The Company measures and records ineffectiveness on the fuel hedge in Cost of operations in the Condensed Consolidated Statements of Net Income on a monthly basis based on the difference between the DOE index price and the actual price of diesel fuel purchased, multiplied by the notional number of gallons on the contract. There was no significant ineffectiveness recognized on the fuel hedge during the three months ended March 31, 2012.

See Note 13 for further discussion on the impact of the Company’s hedge accounting to its consolidated Comprehensive income and AOCL.

11. NET INCOME PER SHARE INFORMATION

The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income per common share attributable to the Company’s common stockholders for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013	2012
Numerator:
Net income attributable to Waste Connections for basic and diluted earnings per share	$41,556	$31,303

Denominator:
Basic shares outstanding	123,380,799	115,188,134
Dilutive effect of stock options and warrants	202,115	339,747
Dilutive effect of restricted stock units	322,015	348,580

Diluted shares outstanding	123,904,929	115,876,461

For the three months ended March 31, 2013, all outstanding stock options and warrants were dilutive and included in the computation of diluted earnings per share. For the three months ended March 31, 2012, stock options and warrants to purchase 8,641 shares of common stock were excluded from the computation of diluted earnings per share as they were anti-dilutive.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments and restricted assets. The Company’s derivative instruments are pay-fixed, receive-variable interest rate swaps and a pay-fixed, receive-variable diesel fuel hedge. The Company’s interest rate swaps are recorded at their estimated fair values based on quotes received from financial institutions that trade these contracts. The Company verifies the reasonableness of these quotes using similar quotes from another financial institution as of each date for which financial statements are prepared. The Company uses a discounted cash flow (“DCF”) model to determine the estimated fair value of the diesel fuel hedge. The assumptions used in preparing the DCF model include: (i) estimates for the forward DOE index curve; and (ii) the discount rate based on risk-free interest rates over the term of the hedge contract. The DOE index curve used in the DCF model was obtained from financial institutions that trade these contracts and ranged from $3.75 to $3.93 at March 31, 2013. The weighted average DOE index curve used in the DCF model was $3.85 at March 31, 2013. Significant increases (decreases) in the forward DOE index curve would result in a significantly higher (lower) fair value measurement. For the Company’s interest rate swaps and fuel hedge, the Company also considers the Company’s creditworthiness in its determination of the fair value measurement of these instruments in a net liability position and the banks’ creditworthiness in its determination of the fair value measurement of these instruments in a net asset position. The Company’s restricted assets are valued at quoted market prices in active markets for identical assets, which the Company receives from the financial institutions that hold such investments on its behalf. The Company’s restricted assets measured at fair value are invested primarily in U.S. government and agency securities.

The Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012, were as follows:

	Fair Value Measurement at March 31, 2013 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap derivative instruments – net liability position	$(9,823)	$—	$(9,823)	$—
Fuel hedge derivative instrument – net asset position	$1,778	$—	$—	$1,778
Restricted assets	$33,739	$33,739	$—	$—

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

	Fair Value Measurement at December 31, 2012 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap derivative instruments – net liability position	$(11,163)	$—	$(11,163)	$—
Fuel hedge derivative instrument – net asset position	$1,187	$—	$—	$1,187
Restricted assets	$33,425	$33,425	$—	$—

The following table summarizes the change in the fair value for Level 3 derivatives for the three months ended March 31, 2013:

Level 3 Derivatives
Balance as of December 31, 2012	$1,187
Unrealized gains included in AOCL	591

Balance as of March 31, 2013	$1,778

The following table summarizes the change in the fair value for Level 3 derivatives for the three months ended March 31, 2012:

Level 3 Derivatives
Balance as of December 31, 2011	$3,506
Realized gains included in earnings	(1,129)
Unrealized gains included in AOCL	1,473

Balance as of March 31, 2012	$3,850

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

13. OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes changes in the fair value of interest rate swaps and the fuel hedge that qualify for hedge accounting. The components of other comprehensive income (loss) and related tax effects for the three month periods ended March 31, 2013 and 2012, are as follows:

	Three months ended March 31, 2013
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$1,379	$(527)	$852
Changes in fair value of interest rate swaps	(39)	21	(18)
Changes in fair value of fuel hedge	591	(227)	364

	$1,931	$(733)	$1,198

	Three months ended March 31, 2012
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$1,142	$(434)	$708
Fuel hedge amounts reclassified into cost of operations	(1,129)	429	(700)
Changes in fair value of interest rate swaps	(1,005)	382	(623)
Changes in fair value of fuel hedge	1,473	(560)	913

	$481	$(183)	$298

A rollforward of the amounts included in AOCL, net of taxes, is as follows:

	Fuel Hedge	Interest Rate Swaps	Accumulated Other Comprehensive Loss
Balance at December 31, 2012	$732	$(6,897)	$(6,165)
Amounts reclassified into earnings	—	852	852
Changes in fair value	364	(18)	346

Balance at March 31, 2013	$1,096	$(6,063)	$(4,967)

See Note 10 for further discussion on the Company’s derivative instruments.

14. STOCKHOLDERS’ EQUITY

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

Stock-Based Compensation

A summary of activity related to restricted stock units under the Third Amended and Restated 2004 Equity Incentive Plan during the three month period ended March 31, 2013, is presented below:

Unvested Shares
Outstanding at December 31, 2012	1,317,798
Granted	571,267
Forfeited	(19,948)
Vested and Issued	(470,559)
Vested and Unissued	(61,518)

Outstanding at March 31, 2013	1,337,040

The weighted average grant-date fair value per share for the shares of common stock underlying the restricted stock units granted during the three month period ended March 31, 2013 was $34.02.

Share Repurchase Program

The Company’s Board of Directors has authorized a common stock repurchase program for the repurchase of up to $1,200,000 of common stock through December 31, 2014. Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. The timing and amounts of any repurchases will depend on many factors, including the Company’s capital structure, the market price of the common stock and overall market conditions. During the three months ended March 31, 2013 and 2012, the Company did not repurchase any shares of its common stock. As of March 31, 2013, the remaining maximum dollar value of shares available for repurchase under the program was approximately $415,960. The Company’s policy related to repurchases of its common stock is to charge any excess of cost over par value entirely to additional paid-in capital.

Cash Dividend

In October 2012, the Company announced that its Board of Directors increased its regular quarterly cash dividend by $0.01, from $0.09 to $0.10 per share. Cash dividends of $12,310 and $10,010 were paid during the three months ended March 31, 2013 and 2012, respectively.

15. CORPORATE OFFICE RELOCATION

In December 2011, the Company commenced a relocation of its corporate headquarters from Folsom, California to The Woodlands, Texas. The relocation will be completed in 2013 and the Company expects to incur an estimated $500 to $1,500 of costs related to personnel and office relocation expenses during 2013. These costs are recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Net Income. In addition, the Company may incur a loss on lease in the second or third quarter of 2013, the timing of which is dependent on the cessation of use of its former corporate headquarters in Folsom, California. The Company estimates the loss on lease could range between $8,000 and $10,000.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

16. COMMITMENTS AND CONTINGENCIES

In the normal course of its business and as a result of the extensive governmental regulation of the solid waste and E&P waste industries, the Company is subject to various judicial and administrative proceedings involving federal, state or local agencies. In these proceedings, an agency may seek to impose fines on the Company or to revoke or deny renewal of an operating permit held by the Company. From time to time, the Company may also be subject to actions brought by special interest or other groups, adjacent landowners or residents in connection with the permitting and licensing of landfills, transfer stations, and E&P waste treatment, recovery and disposal operations, or alleging environmental damage or violations of the permits and licenses pursuant to which the Company operates.

In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business. Except as noted in the matters described below, as of March 31, 2013, there is no current proceeding or litigation involving the Company or its property that the Company believes could have a material adverse impact on its business, financial condition, results of operations or cash flows.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

At March 31, 2013, the Company had $11,778 of capitalized expenditures related to this landfill development project. Depending on the outcome of the market conditions and regulatory factors described above, the Company may decide in mid to late 2014 to abandon the project and expense the $11,778 of capitalized expenditures, less the recoverable value of the undeveloped properties and other amounts recovered, which would likely have a material adverse effect on the Company’s results of operations for that period. Alternatively, if the outcome of the market conditions and regulatory factors described above is such that the Company believes the market for disposal of solid waste generated in the City of El Paso will remain competitive, HDSWF may decide in mid to late 2014 to resume its permitting process for the new site. Under those circumstances, if the Department ultimately denies the landfill permit application for the new site, HDSWF intends to actively resume its efforts to enforce the previously issued landfill permit for the original site in Chaparral. If the Company is ultimately issued a permit to operate the landfill at the new site purchased in July 2009, the Company will be required to expense in a future period $10,324 of capitalized expenditures related to the original Chaparral property, less the recoverable value of that undeveloped property and other amounts recovered, which would likely have a material adverse effect on the Company’s results of operations for that period. If the Company instead is ultimately issued a permit to operate the landfill at the original Chaparral property, the Company will be required to expense in a future period $1,454 of capitalized expenditures related to the new site purchased in July 2009, less the recoverable value of that undeveloped property and other amounts recovered. If the Company is not ultimately issued a permit to operate the landfill at either one of the two sites, the Company will be required to expense in a future period the $11,778 of capitalized expenditures, less the recoverable value of the undeveloped properties and other amounts recovered, which would likely have a material adverse effect on the Company’s results of operations for that period.

Harper County, Kansas Landfill Permit Litigation

The Company opened a municipal solid waste landfill in Harper County, Kansas in January 2006, following the issuance by the Kansas Department of Health and Environment (“KDHE”) of a permit to operate the landfill. The landfill has operated continuously since that time. In 2005, landfill opponents (the “Plaintiffs”) filed a suit (Board of Comm’rs of Sumner County, Kansas, Tri-County Concerned Citizens and Dalton Holland v. Roderick Bremby, Sec’y of the Kansas Dep’t of Health and Env’t, et al.) in the District Court of Shawnee County, Kansas, seeking a judicial review of KDHE’s decision to issue the permit, alleging that a site analysis prepared for the Company and submitted to KDHE as part of the process leading to the issuance of the permit was deficient in several respects. The action sought to stay the effectiveness of the permit and to nullify it. The Company intervened in this lawsuit shortly after it was filed. After years of challenging the Plaintiffs’ standing, and the limiting of those matters properly before it, in June 2012 the District Court ruled on the merits of the matter. The District Court entered a Memorandum Decision and Order denying the Plaintiffs’ demand for revocation of the permit, and affirming KDHE’s decision that the issuance of the permit met all applicable regulatory requirements. The Plaintiffs filed an appeal with the Kansas Court of Appeals. The parties’ briefing on the appeal is currently scheduled to be completed in April 2013 and oral argument is scheduled for June 11, 2013. The Company believes that it will prevail in this matter, and the Company will continue to have the right to operate the landfill during the pendency of the appeal. Only in the event that a final, materially adverse determination with respect to the permit is received would there likely be a material adverse effect on the Company’s reported results of operations in the future. If as a result of this litigation, after exhausting all appeals, the Company was unable to continue to operate the landfill, the Company estimates that it would be required to record a pre-tax impairment charge of approximately $18,700 to reduce the carrying value of the landfill to its estimated fair value. In addition, the Company estimates the current annual impact to its pre-tax earnings that would result if it was unable to continue to operate the landfill would be approximately $6,700 per year.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

As part of the final judgments, the Solano County Superior Court retained jurisdiction over any motions for attorneys’ fees under California’s Private Attorney General statute. Petitioners NCRA, SPRAWLDEF and Sierra Club each filed a bill of costs and a motion for attorney fees totaling $771. On May 31, 2011, the court issued a final order awarding petitioners $452 in attorneys’ fees, $411 of which relates to the SPRAWLDEF and Sierra Club cases in which the Company or PHLF is a named party. The court allocated 50% of the fee amount to PHLF, none of which the Company recorded as a liability at March 31, 2013. The Company and Solano County appealed this attorneys’ fees order in July 2011. The Court of Appeal has not yet issued a briefing schedule. Once this procedural step is completed, the Company will request a stay of this appeal until the merits of the underlying Measure E cases have been finally determined. If the Company prevails on the appeals of the three underlying cases, then none of the Petitioners would be entitled to attorneys’ fees and costs. If the Company is unsuccessful on these appeals and its future appeals of the attorneys’ fees judgment, PHLF and the County would each ultimately be severally liable for $206 in attorneys’ fees for the SPRAWLDEF and Sierra Club cases. However, in all three cases, the Company may reimburse the County for any such attorneys’ fees under the indemnification provision in PHLF’s use permit.

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

On September 29, 2011, seven individuals filed a petition in New York State Supreme Court (Albany County) against Colonie, its Town Board and its Supervisor (“Town Respondents”) to challenge the Agreement. The case is captioned, Conners, et al. v. Town of Colonie, et al., Index No. 006312/2011 (Sup. Ct., Albany Co.). On October 17, 2011, the petition was amended to add CRL and the Company as respondents. The petition alleged that the Agreement is the functional equivalent of a lease and therefore should have been subject to the permissive referendum requirements of New York State Town Law (the “Town Law”) sections 64(2) and 90. The petition specifically alleged that Colonie failed to post and publish a notice that the Colonie Board’s resolution authorizing execution of the Agreement was subject to a permissive referendum. The Town Respondents, CRL and the Company filed motions to dismiss on various procedural and substantive grounds.

By decision, order and judgment dated April 5, 2012, the Supreme Court dismissed the petition, finding that, even if the Agreement was construed as a lease, (i) a lease entered into pursuant to GML section 120-w is not subject to Town Law’s permissive referendum requirements, and (ii) the petitioners’ claims did not fall within those permitted under GML section 120-w. On May 3, 2012, petitioners filed a notice of appeal with the Appellate Division of the New York State Supreme Court, Third Department. The petitioners perfected their appeal on January 30, 2013, and Oral argument is scheduled to be held on May 23, 2013.

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

17. SUBSEQUENT EVENT

On April 24, 2013, the Company announced that its Board of Directors declared a regular quarterly cash dividend of $0.10 per share on the Company’s common stock. The dividend will be paid on May 22, 2013, to stockholders of record on the close of business on May 8, 2013.

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

Our business and operations are subject to a variety of risks and uncertainties and, consequently, actual results may differ materially from those projected by any forward-looking statements. Factors that could cause actual results to differ from those projected include, but are not limited to, the following:

•	Our acquisitions may not be successful, which may reduce the anticipated benefit from acquired businesses;

•	A portion of our growth and future financial performance depends on our ability to integrate acquired businesses into our organization and operations;

•	Our indebtedness could adversely affect our financial condition and limit our financial flexibility;

•	Competition for acquisition candidates, consolidation within the waste industry and economic and market conditions may limit our ability to grow through acquisitions;

•	Our industry is highly competitive and includes larger and better capitalized companies, companies with lower prices, return expectations or other advantages, and governmental service providers, which could adversely affect our ability to compete and our operating results;

•	We may lose contracts through competitive bidding, early termination or governmental action;

•	Price increases may not be adequate to offset the impact of increased costs or may cause us to lose volume;

•	Economic downturns adversely affect operating results;

•	Our results are vulnerable to economic conditions and seasonal factors affecting the regions in which we operate;

•	The E&P waste disposal business depends on oil and gas prices and the level of drilling and production activity in the basins in which we operate;

•	We have limited experience in running an E&P waste treatment, recovery and disposal business;

•	Our E&P waste business is dependent upon the willingness of our customers to outsource their waste management activities;

•	Changes in laws or government regulations regarding hydraulic fracturing could increase our customers’ costs of doing business and reduce oil and gas production by our customers, which could adversely impact our business;

•	Our E&P waste business could be adversely affected by changes in laws regulating E&P waste;

•	We may be subject in the normal course of business to judicial, administrative or other third party proceedings that could interrupt or limit our operations, require expensive remediation, result in adverse judgments, settlements or fines and create negative publicity;

•	Increases in the price of diesel fuel may adversely affect our collection business and reduce our operating margins;

•	Increases in labor and disposal and related transportation costs could impact our financial results;

•	Efforts by labor unions could divert management attention and adversely affect operating results;

•	We could face significant withdrawal liability if we withdraw from participation in one or more multiemployer pension plans in which we participate and the accrued pension benefits are not fully funded;

•	Increases in insurance costs and the amount that we self-insure for various risks could reduce our operating margins and reported earnings;

•	Each business that we acquire or have acquired may have liabilities or risks that we fail or are unable to discover, including environmental liabilities;

•	Liabilities for environmental damage may adversely affect our financial condition, business and earnings;

•	Our accruals for our landfill site closure and post-closure costs may be inadequate;

•	The financial soundness of our customers could affect our business and operating results;

•	We depend significantly on the services of the members of our senior, regional and district management team, and the departure of any of those persons could cause our operating results to suffer;

•	Our decentralized decision-making structure could allow local managers to make decisions that adversely affect our operating results;

•	We may incur charges related to capitalized expenditures of landfill development projects, which would decrease our earnings;

•	Because we depend on railroads for our intermodal operations, our operating results and financial condition are likely to be adversely affected by any reduction or deterioration in rail service;

•	Our financial results could be adversely affected by impairments of goodwill or indefinite-lived intangibles;

•	Our financial results are based upon estimates and assumptions that may differ from actual results;

•	The adoption of new accounting standards or interpretations could adversely affect our financial results;

•	Pending or future litigation or governmental proceedings could result in material adverse consequences, including judgments or settlements;

•	If we are not able to develop and protect intellectual property, or if a competitor develops or obtains exclusive rights to a breakthrough technology, our financial results may suffer;

•	Fluctuations in prices for recycled commodities that we sell and rebates we offer to customers may cause our revenues and operating results to decline;

•	Our financial and operating performance may be affected by the inability to renew landfill operating permits, obtain new landfills and expand existing ones;

•	Future changes in laws or renewed enforcement of laws regulating the flow of solid waste in interstate commerce could adversely affect our operating results;

•	Our E&P waste business in New Mexico could be adversely impacted if the New Mexico “Pit Rule” is rescinded or relaxed;

•	Extensive and evolving environmental, health, safety and employment laws and regulations may restrict our operations and growth and increase our costs;

•	Climate change regulations may adversely affect operating results;

•	Extensive regulations that govern the design, operation and closure of landfills may restrict our landfill operations or increase our costs of operating landfills;

•	Alternatives to landfill disposal may cause our revenues and operating results to decline; and

•	Unusually adverse weather conditions may interfere with our operations, harming our operating results.

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

As of March 31, 2013, we served residential, commercial, industrial and E&P customers from a network of operations in 31 states: Alabama, Alaska, Arizona, California, Colorado, Idaho, Illinois, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Michigan, Minnesota, Mississippi, Montana, Nebraska, Nevada, New Mexico, New York, North Carolina, North Dakota, Oklahoma, Oregon, South Carolina, South Dakota, Tennessee, Texas, Utah, Washington and Wyoming. As of March 31, 2013, we owned or operated a network of 151 solid waste collection operations; 68 transfer stations; seven intermodal facilities, 38 recycling operations, 54 active MSW, E&P and/or non-MSW landfills, 20 E&P liquid waste injection wells, 15 E&P waste treatment and recovery facilities and 19 oil recovery facilities.

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

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the condensed consolidated financial statements. As described by the SEC, critical accounting estimates and assumptions are those that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and that have a material impact on the financial condition or operating performance of a company. Such critical accounting estimates and assumptions are applicable to our reportable segments. Refer to our most recent Annual Report on Form 10-K for a complete description of our critical accounting estimates and assumptions.

NEW ACCOUNTING PRONOUNCEMENTS

For a description of the new accounting standards that affect us, see Note 2 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

The following table sets forth items in our condensed consolidated statements of net income in thousands and as a percentage of revenues for the periods indicated.

	Three months ended March 31,
	2013		2012
Revenues	$449,892	100.0%	$376,430	100.0%
Cost of operations	251,963	56.0	216,681	57.5
Selling, general and administrative	53,251	11.9	51,174	13.6
Depreciation	51,649	11.5	37,173	9.9
Amortization of intangibles	6,438	1.4	5,631	1.5
Loss (gain) on disposal of assets	(322)	(0.1)	715	0.2

Operating income	86,913	19.3	65,056	17.3
Interest expense	(19,012)	(4.2)	(12,285)	(3.3)
Other income, net	742	0.2	819	0.2
Income tax provision	(26,963)	(6.0)	(22,151)	(5.9)
Net income attributable to noncontrolling interests	(124)	(0.1)	(136)	—

Net income attributable to Waste Connections	$41,556	9.2%	$31,303	8.3%

Revenues. Total revenues increased $73.5 million, or 19.5%, to $449.9 million for the three months ended March 31, 2013, from $376.4 million for the three months ended March 31, 2012.

Revenues during the three months ended March 31, 2013 from the acquisition of the business of R360 Environmental Solutions, Inc., or R360, were $51.6 million. All other acquisitions closed during, or subsequent to, the three months ended March 31, 2012, increased revenues by approximately $19.4 million. Operations divested during, or subsequent to, the three months ended March 31, 2012, decreased revenues by approximately $0.4 million.

During the three months ended March 31, 2013, the net increase in prices charged to our customers was $12.0 million, consisting of $10.5 million of core price increases and $1.5 million of fuel, materials and environmental surcharges.

During the three months ended March 31, 2013, volume decreases in our existing business in our Western, Central and Eastern segments decreased revenues by $7.1 million, and volume decreases in our existing business in our E&P segment decreased revenues by $0.4 million. The net decreases in volume in our Western, Central and Eastern segments were primarily attributable to service level declines with existing customers and a reduction in customer counts due to competition in our markets, and decreased roll off hauling activity due primarily to volatility of construction activity in our markets.

Decreased recyclable commodity prices during the three months ended March 31, 2013, partially offset by increased recyclable commodity volumes collected, decreased revenues by $2.4 million. The decrease in recyclable commodity prices was primarily due to decreased overseas demand for recyclable commodities.

Other revenues increased by $0.8 million during the three months ended March 31, 2013, primarily due to an increase in cargo pricing and volume at our intermodal operations.

Cost of Operations. Total cost of operations increased $35.3 million, or 16.3%, to $252.0 million for the three months ended March 31, 2013, from $216.7 million for the three months ended March 31, 2012. The increase was primarily the result of $23.6 million of additional operating costs during the three months ended March 31, 2013 from the R360 acquisition, $10.8 million of additional operating costs from all other acquisitions closed during, or subsequent to, the three months ended March 31, 2012, and the following changes at operations owned in comparable periods in 2012 and 2013: an increase in truck, container and equipment maintenance and repair expenses of $1.0 million due to increases in the prices for parts and services and variability in the timing and severity of major equipment repairs, an increase in general liability and property insurance claims expense due to a non-recurring adjustment to an estimated claim liability recorded during the three months ended March 31, 2012 associated with a prior period claim of $0.6 million, an increase in diesel fuel expenses of $0.5 million resulting from the net impact of higher market prices for fuel and reduced fuel gallons consumed in our operations and an increase in cell processing reserves at certain E&P locations of $0.4 million, partially offset by a decrease in landfill and transfer station disposal expenses of $1.6 million due primarily to increased internalization of collected volumes.

Cost of operations as a percentage of revenues decreased 1.5 percentage points to 56.0% for the three months ended March 31, 2013, from 57.5% for the three months ended March 31, 2012. The decrease as a percentage of revenues was attributable to a 1.3 percentage point decrease from acquisitions closed during, or subsequent to, the three months ended March 31, 2012 having lower cost of operations as a percentage of revenue than our company average, a 0.5 percentage point decrease in disposal expenses and a 0.2 percentage point decrease in labor expenses resulting from increased labor productivity, partially offset by a 0.2 percentage point increase from increased truck, container and equipment maintenance and repair expenses, a 0.2 percentage point increase from increased property insurance claims and a 0.1 percentage point increase from increased diesel fuel expenses.

SG&A. SG&A expenses increased $2.1 million, or 4.1%, to $53.3 million for the three months ended March 31, 2013, from $51.2 million for the three months ended March 31, 2012. The increase was primarily the result of $5.0 million of additional SG&A expenses during the three months ended March 31, 2013 from the R360 acquisition, $1.6 million of additional SG&A expenses from all other acquisitions closed during, or subsequent to, the three months ended March 31, 2012, and the following changes at operations owned in comparable periods in 2012 and 2013: an increase in cash incentive compensation expense of $1.1 million resulting from the achievement of certain financial targets, an increase in payroll and payroll-related expenses of $0.6 million primarily related to annual compensation increases, an increase in professional fees of $0.5 million due primarily to increased expenses for external accounting and tax services, an increase in recurring equity-based compensation expense associated with our annual grant of restricted stock units to our personnel of $0.2 million and $0.6 million of other net increases, partially offset by a decrease in equity-based compensation resulting from a non-recurring grant in 2012 of $3.6 million of immediately vested restricted stock units to certain executive officers at the time the executives agreed to modifications to their employment contracts, a decrease of $1.6 million associated with the relocation of our corporate headquarters from Folsom, California to The Woodlands, Texas, which was substantially completed in 2012, a decrease in direct acquisition expenses of $1.3 million due to a reduction in acquisition activity and a decrease in expenses for uncollectible accounts receivable of $1.0 million due to improved collections of non-current accounts receivable.

SG&A expenses as a percentage of revenues decreased 1.7 percentage points to 11.9% for the three months ended March 31, 2013, from 13.6% for the three months ended March 31, 2012. The decrease as a percentage of revenues was attributable to a 0.9 percentage point decrease from lower total equity-based compensation expense, a 0.4 percentage point decrease in expenses associated with the relocation of our corporate headquarters to The Woodlands, Texas, a 0.4 percentage point decrease due to acquisitions closed during, or subsequent to, the three months ended March 31, 2012 having lower SG&A expenses as a percentage of revenue than our company average, a 0.3 percentage point decrease from the decrease in direct acquisition expenses and a 0.2 percentage point decrease due to the decrease in uncollectible accounts receivable, partially offset by and a 0.3 percentage point increase from increased cash incentive compensation expense and a 0.2 percentage point increase from the increase in professional fee expenses.

Depreciation. Depreciation expense increased $14.4 million, or 38.9%, to $51.6 million for the three months ended March 31, 2013, from $37.2 million for the three months ended March 31, 2012. The increase was primarily attributable to $4.0 million of depreciation and $7.0 million of depletion during the three months ended March 31, 2013 from the R360 acquisition, $1.3 million of depreciation and $0.9 million of depletion from all other acquisitions closed during, or subsequent to, the three months ended March 31, 2012, an increase in depletion expense of $0.9 million due primarily to a reduction to depletion expense recorded during the three months ended March 31, 2012 associated with an adjustment to landfill closure liabilities at one of our landfill operations that has a limited remaining life and an increase in depreciation expense of $0.3 million associated with additions to our fleet and equipment purchased to support our existing operations.

Depreciation expense as a percentage of revenues increased 1.6 percentage points to 11.5% for the three months ended March 31, 2013, from 9.9% for the three months ended March 31, 2012. The increase as a percentage of revenues was attributable to a 1.3 percentage point increase from an increase in depletion expense at landfills acquired during, or subsequent to, the three months ended March 31, 2012, which have a higher depletion rate per ton relative to our company average, and a 0.3 percentage point increase in depletion expense at our existing operations due to increased special waste volumes and the aforementioned reduction to depletion expense recorded during the three months ended March 31, 2012 resulting from an adjustment to landfill closure liabilities at one of our landfill operations.

Amortization of Intangibles. Amortization of intangibles expense increased $0.8 million, or 14.3%, to $6.4 million for the three months ended March 31, 2013, from $5.6 million for the three months ended March 31, 2012. The increase was primarily attributable to $0.5 million of amortization expense during the three months ended March 31, 2013 for permits and customer lists from the R360 acquisition and $0.6 million of amortization expense for contracts and customer lists from all other acquisitions closed during, or subsequent to, the three months ended March 31, 2012, partially offset by a decrease in amortization expense of $0.3 million resulting from certain intangible assets becoming fully amortized subsequent to March 31, 2012.

Amortization expense as a percentage of revenues decreased 0.1 percentage points to 1.4% for the three months ended March 31, 2013, from 1.5% for the three months ended March 31, 2012. The decrease as a percentage of revenues was attributable to the reduction in amortization expense resulting from certain intangible assets becoming fully amortized subsequent to March 31, 2012.

Loss (Gain) on Disposal of Assets. Loss (gain) on disposal of assets decreased $1.0 million, to a gain of $0.3 million for the three months ended March 31, 2013, from a loss of $0.7 million for the three months ended March 31, 2012. On an aggregate basis, assets disposed in the three months ended March 31, 2013 had a lower book carrying value relative to sales proceeds compared to assets disposed in the three months ended March 31, 2012.

Loss (gain) on disposal of assets as a percentage of revenues decreased 0.3 percentage points to a gain of 0.1% for the three months ended March 31, 2013, from a loss of 0.2% for the three months ended March 31, 2012.

Operating Income. Operating income increased $21.8 million, or 33.6%, to $86.9 million for the three months ended March 31, 2013, from $65.1 million for the three months ended March 31, 2012. The increase was primarily attributable to the $73.5 million increase in revenues and $1.0 million decrease in loss (gain) on disposal of assets, partially offset by the $35.3 million increase in operating costs, $2.1 million increase in SG&A expense, $14.4 million increase in depreciation expense and $0.8 million increase in amortization of intangibles expense.

Operating income as a percentage of revenues increased 2.0 percentage points to 19.3% for the three months ended March 31, 2013, from 17.3% for the three months ended March 31, 2012. The increase as a percentage of revenues was due to the previously described 1.7 percentage point decrease in SG&A expense, 1.5 percentage point decrease in cost of operations, 0.3 percentage point decrease in loss (gain) on disposal of assets and 0.1 percentage decrease in amortization expense, partially offset by the 1.6 percentage point increase in depreciation expense.

Interest Expense. Interest expense increased $6.7 million, or 54.8%, to $19.0 million for the three months ended March 31, 2013, from $12.3 million for the three months ended March 31, 2012, due to the following changes for the comparable periods in 2012 and 2013: an increase of $4.7 million from the October 2012 issuance of our $800 million term loan facility to fund a portion of the consideration for the R360 acquisition, an increase of $1.3 million due to an increase in the average outstanding balance on our senior revolving credit facility during the comparable three month periods, an increase of $0.3 million from the amortization of debt issuance costs, an increase of $0.2 million resulting from interest accretion expense recorded on long-term liabilities recorded at fair value associated with acquisitions closed during, or subsequent to, the three months ended March 31, 2012, and an increase of $0.2 million due to the commencement of a $150 million interest rate swap in April 2012 with a fixed rate of 0.80%.

Income Tax Provision. Income taxes increased $4.8 million, or 21.7%, to $27.0 million for the three months ended March 31, 2013, from $22.2 million for the three months ended March 31, 2012, as a result of increased pre-tax income.

Our effective tax rates for the three months ended March 31, 2013 and 2012, were 39.3% and 41.3%, respectively.

During the three months ended March 31, 2012, income tax expense and our effective tax rate were impacted by $1.1 million and 2.1 percentage points, respectively, due to $2.9 million of the $3.6 million equity-based compensation granted to certain executive officers, incurred at the time the executives agreed to modifications to their employment contracts, being non-deductible expenses.

SEGMENT RESULTS

General

No single contract or customer accounted for more than 10% of our total revenues at the consolidated or reportable segment level during the periods presented. The table below shows for the periods indicated our total reported revenues attributable to services provided (dollars in thousands).

	Three months ended March 31,
	2013		2012
Solid waste collection	$293,144	57.9%	$277,088	64.2%
Solid waste disposal and transfer	122,772	24.2	117,739	27.3
E&P waste treatment, disposal and recovery	59,931	11.8	4,256	1.0
Solid waste recycling	18,794	3.7	21,215	4.9
Intermodal and other	12,118	2.4	11,358	2.6

	506,759	100.0%	431,656	100.0%

Less: intercompany elimination	(56,867)		(55,226)

Total revenue	$449,892		$376,430

Our Chief Operating Decision Maker evaluates operating segment profitability and determines resource allocations based on several factors, of which the primary financial measure is EBITDA. EBITDA is not a measure of operating income, operating performance or liquidity under GAAP and may not be comparable to similarly titled measures reported by other companies. Our management uses EBITDA in the evaluation of segment operating performance as it is a profit measure that is generally within the control of the operating segments.

Prior to October 2012, we managed our operations through three geographic operating segments which were also our reportable segments. In October 2012, as a result of the R360 acquisition, we realigned our reporting structure and created a fourth operating segment, the E&P group, which includes the majority of our E&P waste treatment and disposal operations. As a result, our three geographic operating segments and our E&P group comprise our reportable segments. Additionally, in January 2013, we transferred an E&P operation in Louisiana, owned by us prior to the R360 acquisition, from our Central region to our E&P group. Each operating segment is responsible for managing several vertically integrated operations, which are comprised of districts. The segment information presented herein reflects the addition of the new E&P group and the transfer of our E&P operation in Louisiana to the E&P group. Under the current structure, our Western Region is comprised of operating locations in Alaska, California, Idaho, Montana, Nevada, Oregon, Washington and western Wyoming; our Central Region is comprised of operating locations in Arizona, Colorado, Kansas, Louisiana, Minnesota, Nebraska, New Mexico, Oklahoma, South Dakota, Texas, Utah and eastern Wyoming; and our Eastern Region is comprised of operating locations in Alabama, Illinois, Iowa, Kentucky, Massachusetts, Michigan, Mississippi, New York, North Carolina, South Carolina and Tennessee. The E&P group is comprised of our E&P operations in Louisiana, New Mexico, North Dakota, Oklahoma, Texas, Wyoming and along the Gulf of Mexico.

Revenues, net of intercompany eliminations, for our reportable segments are shown in the following table in thousands and as a percentage of revenues for the periods indicated:

	Three months ended March 31,
	2013		2012
Western	$193,151	42.9%	$180,660	48.0%
Central	114,593	25.5	103,829	27.6
Eastern	87,770	19.5	89,037	23.6
E&P	54,378	12.1	2,904	0.8

	$449,892	100.0%	$376,430	100.0%

EBITDA for our reportable segments are shown in the following table in thousands and as a percentage of revenues for the periods indicated:

	Three months ended March 31,
	2013		2012
Western	$58,576	13.0%	$53,802	14.3%
Central	40,238	8.9	35,450	9.4
Eastern	25,881	5.8	24,534	6.5
E&P	22,587	5.0	1,932	0.5
Corporate(a)	(2,604)	(0.5)	(7,143)	(1.9)

	$144,678	32.2%	$108,575	28.8%

(a)	Corporate functions include accounting, legal, tax, treasury, information technology, risk management, human resources, training and other administrative functions. Amounts reflected are net of allocations to the four operating segments.

A reconciliation of EBITDA to Net income is included in Note 9 to our Condensed Consolidated Financial Statements included in Part 1, Item 1 of this report.

Significant changes in revenue and EBITDA for our reportable segments for the three month period ended March 31, 2013, compared to the three month period ended March 31, 2012, are discussed below:

Segment Revenue

Revenue in our Western segment increased $12.5 million, or 6.9%, to $193.2 million for the three months ended March 31, 2013, from $180.7 million for the three months ended March 31, 2012. The components of the increase consisted of revenue growth from acquisitions closed during, or subsequent to, the three months ended March 31, 2012, of $11.5 million, net price increases of $4.6 million and intermodal revenue increases of $0.5 million, partially offset by decreases of $0.3 million from divested operations, volume decreases of $2.5 million and recyclable commodity sales decreases of $1.3 million.

Revenue in our Central segment increased $10.8 million, or 10.4%, to $114.6 million for the three months ended March 31, 2013, from $103.8 million for the three months ended March 31, 2012. The components of the increase consisted of revenue growth from acquisitions closed during, or subsequent to, the three months ended March 31, 2012, of $7.3 million, net price increases of $4.5 million and other revenue increases of $0.1 million, partially offset by volume decreases of $0.9 and recyclable commodity sales decreases of $0.2 million.

Revenue in our Eastern segment decreased $1.2 million, or 1.4%, to $87.8 million for the three months ended March 31, 2013, from $89.0 million for the three months ended March 31, 2012. The components of the decrease consisted of decreases of $0.1 million from divested operations, volume decreases of $3.7 million and recyclable commodity sales decreases of $0.9 million partially offset by revenue growth from acquisitions closed during, or subsequent to, the three months ended March 31, 2012, of $0.3 million, net price increases of $3.0 million and other revenue increases of $0.2 million.

Revenue in our E&P segment increased $51.5 million, to $54.4 million for the three months ended March 31, 2013, from $2.9 million for the three months ended March 31, 2012. The components of the increase consisted of revenue from the R360 acquisition and other acquisitions closed subsequent to the three months ended March 31, 2012 of $51.9 million, partially offset by volume decreases of $0.4 million.

Segment EBITDA

EBITDA in our Western segment increased $4.8 million, or 8.9%, to $58.6 million for the three months ended March 31, 2013, from $53.8 million for the three months ended March 31, 2012. The increase was primarily due to income generated from acquisitions closed during, or subsequent to, the three months ended March 31, 2012, price increases charged to our customers and decreased expenses for uncollectible accounts receivable, partially offset by decreased collection volumes, decreased recyclable commodity revenue, increased truck, container and equipment maintenance and repair expenses and increased administrative payroll expenses.

EBITDA in our Central segment increased $4.8 million, or 13.5%, to $40.2 million for the three months ended March 31, 2013, from $35.4 million for the three months ended March 31, 2012. The increase was primarily due to income generated from acquisitions closed during, or subsequent to, the three months ended March 31, 2012 and price increases charged to our customers, partially offset by decreased collection volumes, decreased recyclable commodity revenue, increased truck, container and equipment maintenance and repair expenses and increased diesel fuel expenses.

EBITDA in our Eastern segment increased $1.4 million, or 5.5%, to $25.9 million for the three months ended March 31, 2013, from $24.5 million for the three months ended March 31, 2012. The increase was primarily due to price increases charged to our customers, decreased disposal expenses, decreased expenses for uncollectible accounts receivable and decreased allocation of expenses from corporate due to a decrease in budgeted revenues, partially offset by decreased recyclable commodity revenue and decreased collection volumes.

EBITDA in our E&P segment increased $20.7 million, to $22.6 million for the three months ended March 31, 2013, from $1.9 million for the three months ended March 31, 2012. The increase was primarily attributable to $21.4 million of EBITDA generated from the R360 acquisition and other acquisitions closed subsequent to the three months ended March 31, 2012, partially offset by increased cell processing reserves and decreased volumes at operations owned in the comparable periods.

EBITDA at Corporate was a loss of $2.6 million and $7.1 million for the three months ended March 31, 2013 and 2012, respectively. The $4.5 million, or 63.5%, decrease in the loss was primarily due to decreased expenses associated with the relocation of our corporate headquarters from Folsom, California to The Woodlands, Texas, which was substantially completed in 2012, a decrease in total equity-based compensation expense primarily resulting from a non-recurring grant in 2012 of $3.6 million of immediately vested restricted stock units to certain executive officers at the time the executives agreed to modifications to their employment contracts and a decrease in direct acquisition expenses, partially offset by an increase in cash incentive compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain cash flow information for the three month periods ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Net cash provided by operating activities	$132,958	$100,581
Net cash used in investing activities	(19,108)	(167,969)
Net cash provided by (used in) financing activities	(122,782)	62,914

Net decrease in cash and equivalents	(8,932)	(4,474)
Cash and equivalents at beginning of period	23,212	12,643

Cash and equivalents at end of period	$14,280	$8,169

Operating Activities Cash Flows

For the three months ended March 31, 2013, net cash provided by operating activities was $133.0 million. For the three months ended March 31, 2012, net cash provided by operating activities was $100.6 million. The $32.4 million net increase in cash provided by operating activities was due primarily to the following:

1)	An increase in net income of $10.2 million, adjusted for an increase in cash flows from operating assets and liabilities, net of effects from acquisitions, of $5.7 million to cash provided by operating assets and liabilities of $13.5 million for the three months ended March 31, 2013, from cash provided by operating assets and liabilities of $7.8 million for the three months ended March 31, 2012. The significant components of the $13.5 million in net cash inflows from changes in operating assets and liabilities for the three months ended March 31, 2013, include the following:

a)	an increase in cash resulting from a $1.2 million increase in other long term liabilities due primarily to increased deferred compensation plan liabilities resulting from employee contributions and plan earnings;

b)	an increase in cash resulting from a $15.4 million decrease in accounts receivable due to improved collection timing at our operations;

c)	an increase in cash resulting from a $7.2 million decrease in prepaid expenses and other current assets due primarily to a decrease in prepaid income taxes; less

d)	a decrease in cash resulting from a $7.9 million decrease in accounts payable due primarily to the timing of payments; less

e)	a decrease in cash resulting from a decrease in accrued liabilities of $1.3 million due primarily to the payment of annual cash incentive compensation, partially offset by an increase in accrued interest due to the timing of interest payments on our notes and term loan facility; less

f)	a decrease in cash resulting from a decrease in deferred revenue of $1.1 million due primarily to timing of advance billings to our customers.

2)	An increase in depreciation and amortization expense of $15.3 million due primarily to assets acquired in acquisitions closed during, or subsequent to, the three months ended March 31, 2012;

3)	An increase in our provision for deferred taxes of $4.4 million due primarily to an increase in the tax deductibility of goodwill as a result of goodwill recorded from acquisitions closed during, and subsequent to, the three months ended March 31, 2012; less

4)	A decrease in equity-based compensation expense of $4.0 million due to a non-recurring grant of $3.6 million of immediately vested restricted stock units to certain executive officers at the time the executives agreed to modifications to their employment contracts during the three months ended March 31, 2012 and a $0.6 million decrease in the fair value of warrants issued as compensation for acquisition-related services due to a decline in acquisition activity, partially offset by a $0.2 million increase associated with our annual grant of restricted stock units to our personnel.

As of March 31, 2013, we had a working capital deficit of $99.1 million, including cash and equivalents of $14.3 million. Our working capital deficit increased $44.0 million from a deficit of $55.1 million at December 31, 2012. To date, we have experienced no loss or lack of access to our cash or cash equivalents; however, we can provide no assurances that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets. Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements, along with stock repurchase and dividend programs, to reduce the unhedged portion of our indebtedness under our credit facility and to minimize our cash balances.

Investing Activities Cash Flows

Net cash used in investing activities decreased $148.9 million to $19.1 million for the three months ended March 31, 2013, from $168.0 million for the three months ended March 31, 2012. The significant components of the decrease in net cash used include the following:

1)	A decrease in payments for acquisitions of $138.9 million as we paid cash consideration during the three months ended March 31, 2012 for the acquisitions of Alaska Waste and two other solid waste collection businesses and did not close any acquisitions during the three months ended March 31, 2013;

2)	An increase of $18.0 million resulting from the settlement of the final closing date net working capital with the former owners of R360; less

3)	An increase in capital expenditures for property and equipment of $8.9 million due primarily to expenditures to support acquisitions closed during, or subsequent to, the three months ended March 31, 2012 and expenditures for trucks in our San Jose, CA location that operate on compressed natural gas.

Financing Activities Cash Flows

Net cash provided by financing activities decreased $185.7 million to net cash used in financing activities of $122.8 million for the three months ended March 31, 2013, from net cash provided by financing activities of $62.9 million for the three months ended March 31, 2012. The significant components of the decrease include the following:

1)	A decrease in cash flows from proceeds from common stock offerings of $369.5 million, net, due to the sale during the three months ended March 31, 2012 of 12,000,000 shares of our common stock in a public offering;

2)	An increase in cash dividends paid of $2.3 million due to an increase in our quarterly rate from $0.09 per share for the three months ended March 31, 2012 to $0.10 per share for the three months ended March 31, 2013 and an increase in our total common shares outstanding; less

3)	A decrease in net repayments of long-term borrowings of $183.4 million due primarily to the repayment of debt during the three months ended March 31, 2012 with the $369.5 million of proceeds from our common stock offering, partially offset by net repayments under our credit facility and term loan facility of $97.0 million and $10.0 million, respectively, during the three months ended March 31, 2013 primarily from cash generated from operating activities and a decrease in borrowings associated with funding the cash consideration for acquisitions due to a decline in acquisition activity; less

4)	A decrease in payments of contingent consideration of $3.4 million due primarily to the payout during the three months ended March 31, 2012 of contingent consideration related to the achievement of earnings targets for an acquisition closed in 2010.

Our business is capital intensive. Our capital requirements include acquisitions and capital expenditures for landfill cell construction, landfill development, landfill closure activities and intermodal facility construction in the future.

Our Board of Directors has authorized a common stock repurchase program for the repurchase of up to $1.2 billion of our common stock through December 31, 2014. Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of the common stock and overall market conditions. As of March 31, 2013 and 2012, we had repurchased in aggregate 39.9 million and 39.2 million shares, respectively, of our common stock at an aggregate cost of $784.0 million and $765.4 million, respectively. As of March 31, 2013, the remaining maximum dollar value of shares available for purchase under the program was approximately $416.0 million.

In October 2010, our Board of Directors authorized the initiation of a quarterly cash dividend of $0.075 per share. In October 2011, our Board of Directors authorized an increase to our regular quarterly cash dividend from $0.075 to $0.09 per share. In October 2012, the Board of Directors authorized an increase to our regular quarterly cash dividend from $0.09 to $0.10 per share. Cash dividends of $12.3 million and $10.0 million were paid during the three months ended March 31, 2013 and 2012, respectively. We cannot assure you as to the amounts or timing of future dividends.

We made $36.9 million in capital expenditures during the three months ended March 31, 2013. We expect to make capital expenditures of approximately $185 million in 2013 in connection with our existing business. We have funded and intend to fund the balance of our planned 2013 capital expenditures principally through cash on hand, internally generated funds and borrowings under our credit facility. In addition, we may make substantial additional capital expenditures in acquiring MSW and E&P waste businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity. We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities. We believe that our cash and equivalents, credit facility and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future. However, disruptions in the capital and credit markets could adversely affect our ability to draw on our credit facility or raise other capital. Our access to funds under the credit facility is dependent on the ability of the banks that are parties to the facility to meet their funding commitments. Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.

As of March 31, 2013, we had $690.0 million outstanding under our credit facility, exclusive of outstanding standby letters of credit of $87.1 million. Our revolving credit facility matures in July 2016.

As of March 31, 2013, we had the following contractual obligations:

	Payments Due by Period
	(amounts in thousands)
Recorded Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years
Long-term debt	$2,131,353	$35,182	$343,294	$1,098,948	$653,929
Cash interest payments	310,742	73,878	137,955	60,751	38,158
Contingent consideration	97,406	49,521	9,385	2,790	35,710

Long-term debt payments include:

1)	$690.0 million in principal payments due July 2016 related to our credit facility. We may elect to draw amounts on our credit facility in either base rate loans or LIBOR loans. At March 31, 2013, all amounts outstanding under the credit facility were in LIBOR loans which bear interest at the LIBOR rate plus applicable LIBOR margin (approximately 2.20% at March 31, 2013). As of March 31, 2013, our credit facility allowed us to borrow up to $1.2 billion.

2)	$790.0 million in principal payments related to our term loan facility. We may elect to draw amounts on the term loan facility in either base rate loans or LIBOR loans. At March 31, 2013, all amounts outstanding under the term loan facility were in LIBOR loans which bear interest at the LIBOR rate plus the applicable LIBOR margin (approximately 2.70% at March 31, 2013). Our term loan facility matures on October 25, 2017.

3)	$175.0 million in principal payments due 2015 related to our 2015 Notes. Holders of the 2015 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2015 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the Master Note Purchase Agreement. The 2015 Notes bear interest at a rate of 6.22%.

4)	$100.0 million in principal payments due 2016 related to our 2016 Notes. Holders of the 2016 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2016 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the Master Note Purchase Agreement. The 2016 Notes bear interest at a rate of 3.30%.

5)	$50.0 million in principal payments due 2018 related to our 2018 Notes. Holders of the 2018 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2018 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the Master Note Purchase Agreement. The 2018 Notes bear interest at a rate of 4.00%.

6)	$175.0 million in principal payments due 2019 related to our 2019 Notes. Holders of the 2019 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2019 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the Master Note Purchase Agreement. The 2019 Notes bear interest at a rate of 5.25%.

7)	$100.0 million in principal payments due 2021 related to our 2021 Notes. Holders of the 2021 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2021 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the Master Note Purchase Agreement. The 2021 Notes bear interest at a rate of 4.64%.

8)	$35.7 million in principal payments related to our tax-exempt bonds, which bear interest at variable rates (between 0.16% and 0.24%) at March 31, 2013. The tax-exempt bonds have maturity dates ranging from 2014 to 2033.

9)	$15.7 million in principal payments related to our notes payable to sellers and other third parties. Our notes payable to sellers and other third parties bear interest at rates between 2.5% and 10.9% at March 31, 2013, and have maturity dates ranging from 2014 to 2036.

The following assumptions were made in calculating cash interest payments:

1)	We calculated cash interest payments on the credit facility using the LIBOR rate plus the applicable LIBOR margin at March 31, 2013. We assumed the credit facility is paid off when it matures in July 2016.

2)	We calculated cash interest payments on our interest rate swaps using the stated interest rate in the swap agreement less the LIBOR rate through the earlier expiration of the term of the swaps or the term of the credit facility.

Contingent consideration payments include $79.8 million recorded as liabilities in our condensed consolidated financial statements at March 31, 2013, and $17.6 million of future interest accretion on the recorded obligations.

	Amount of Commitment Expiration Per Period
	(amounts in thousands)
Unrecorded Obligations(1)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years
Operating leases	$148,559	$19,121	$33,615	$25,398	$70,425

(1)	We are party to operating lease agreements. These lease agreements are established in the ordinary course of our business and are designed to provide us with access to facilities at competitive, market-driven prices. These arrangements have not materially affected our financial position, results of operations or liquidity during the three months ended March 31, 2013, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

We have obtained financial surety bonds, primarily to support our financial assurance needs and landfill and E&P operations. We provided customers and various regulatory authorities with surety bonds in the aggregate amounts of approximately $365.8 million and $361.6 million at March 31, 2013 and December 31, 2012, respectively. These arrangements have not materially affected our financial position, results of operations or liquidity during the three months ended March 31, 2013, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

From time to time, we evaluate our existing operations and their strategic importance to us. If we determine that a given operating unit does not have future strategic importance, we may sell or otherwise dispose of those operations. Although we believe our reporting units would not be impaired by such dispositions, we could incur losses on them.

The disposal tonnage that we received in the three month periods ended March 31, 2013 and 2012, at all of our landfills during the respective period, is shown below (tons in thousands):

	Three months ended March 31,
	2013		2012
	Number of Sites	Total Tons	Number of Sites	Total Tons
Owned landfills and landfills operated under life-of-site agreements	49	4,361	40	3,276
Operated landfills	5	103	6	134

	54	4,464	46	3,410

NON-GAAP FINANCIAL MEASURES

Adjusted Free Cash Flow

We present adjusted free cash flow, a non-GAAP financial measure, supplementally because it is widely used by investors as a valuation and liquidity measure in the solid waste industry. Management uses adjusted free cash flow as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We define adjusted free cash flow as net cash provided by operating activities, plus proceeds from disposal of assets, plus or minus change in book overdraft, plus excess tax benefit associated with equity-based compensation, less capital expenditures for property and equipment and distributions to noncontrolling interests. We further adjust this calculation to exclude the effects of items management believes impact the ability to assess the operating performance of our business. This measure is not a substitute for, and should be used in conjunction with, GAAP liquidity or financial measures. Other companies may calculate adjusted free cash flow differently. Our adjusted free cash flow for the three month periods ended March 31, 2013 and 2012, are calculated as follows (amounts in thousands):

	Three months ended March 31,
	2013	2012
Net cash provided by operating activities	$132,958	$100,581
Plus/Less: Change in book overdraft	(17)	321
Plus: Proceeds from disposal of assets	723	753
Plus: Excess tax benefit associated with equity-based compensation	2,098	3,005
Less: Capital expenditures for property and equipment	(36,905)	(27,953)
Less: Distributions to noncontrolling interests	(198)	(95)
Adjustment:
Corporate office relocation, net of taxes (a)	1,503	1,071

Adjusted free cash flow	$100,162	$77,683

(a)	Reflects the addback of third party expenses and reimbursable advances to employees associated with the relocation of our corporate headquarters from California to Texas.

Adjusted EBITDA

We present adjusted EBITDA, a non-GAAP financial measure, supplementally because it is widely used by investors as a performance and valuation measure in the solid waste industry. Management uses adjusted EBITDA as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We define adjusted EBITDA as income before income tax provision, plus interest expense, plus depreciation and amortization expense, plus closure and post-closure accretion expense, plus or minus any loss or gain on disposal of assets, less other income. We further adjust this calculation to exclude the effects of items management believes impact the ability to assess the operating performance of our business. This measure is not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate adjusted EBITDA differently. Our adjusted EBITDA for the three month periods ended March 31, 2013 and 2012, are calculated as follows (amounts in thousands):

	Three months ended March 31,
	2013	2012
Income before income tax provision	$68,643	$53,590
Plus: Interest expense	19,012	12,285
Plus: Depreciation and amortization	58,087	42,804
Plus: Closure and post-closure accretion	761	612
Plus/Less: Loss (gain) on disposal of assets	(322)	715
Less: Other income, net	(742)	(819)
Adjustments:
Plus: Acquisition-related costs (a)	473	1,777
Plus: Corporate relocation expenses (b)	152	1,727
Plus: Named executive officers’ one-time equity grants (c)	—	3,585

Adjusted EBITDA	$146,064	$116,276

(a)	Reflects the addback of acquisition-related transaction costs.
(b)	Reflects the addback of costs associated with the relocation of our corporate headquarters from California to Texas.
(c)	Reflects the addback of one-time equity compensation expense incurred at the time our named executive officers’ employment contracts were modified.

Net Income to Adjusted Net Income and Adjusted Net Income per Diluted Share

We present adjusted net income and adjusted net income per diluted share, both non-GAAP financial measures, supplementally because they are widely used by investors as a valuation measure in the solid waste industry. Management uses adjusted net income and adjusted net income per diluted share as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We provide adjusted net income to exclude the effects of items management believes impact the comparability of operating results between periods. Adjusted net income has limitations due to the fact that it excludes items that have an impact on our financial condition and results of operations. Adjusted net income and adjusted net income per diluted share are not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate adjusted net income and adjusted net income per diluted share differently. Our adjusted net income and adjusted net income per diluted share for the three month periods ended March 31, 2013 and 2012, are calculated as follows (amounts in thousands, except per share amounts):

	Three months ended March 31,
	2013	2012
Reported net income attributable to Waste Connections	$41,556	$31,303
Adjustments:
Amortization of intangibles, net of taxes (a)	3,975	3,492
Acquisition-related costs, net of taxes (b)	292	1,101
Loss (gain) on disposal of assets, net of taxes (c)	(199)	443
Corporate relocation expenses, net of taxes (d)	94	1,071
Named executive officers’ one-time equity grants, net of taxes (e)	—	3,315

Adjusted net income attributable to Waste Connections	$45,718	$40,725

Diluted earnings per common share attributable to Waste Connections common stockholders:
Reported net income	$0.34	$0.27

Adjusted net income	$0.37	$0.35

(a)	Reflects the elimination of the non-cash amortization of acquisition-related intangible assets.
(b)	Reflects the elimination of acquisition-related transaction costs.
(c)	Reflects the elimination of a loss (gain) on disposal of assets.
(d)	Reflects the addback of costs associated with the relocation of our corporate headquarters from California to Texas.
(e)	Reflects the addback of one-time equity compensation expense incurred at the time our named executive officers’ employment contracts were modified.

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

At March 31, 2013, our derivative instruments included three interest rate swap agreements that effectively fix the interest rate on the applicable notional amounts of our variable rate debt as follows (dollars in thousands):

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

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged floating rate debt. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. We are exposed to cash flow risk due to changes in interest rates with respect to the unhedged floating rate balances owed at March 31, 2013 and December 31, 2012, of $1.191 billion and $1.298 billion, respectively, including floating rate debt under our credit facility, term loan facility and floating rate municipal bond obligations. A one percentage point increase in interest rates on our variable-rate debt as of March 31, 2013 and December 31, 2012, would decrease our annual pre-tax income by approximately $11.9 million and $13.0 million, respectively. All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations, subject to counterparty default risk.

The market price of diesel fuel is unpredictable and can fluctuate significantly. We purchase approximately 30 million gallons of fuel per year; therefore, a significant increase in the price of fuel could adversely affect our business and reduce our operating margins. To manage a portion of this risk, we periodically enter into fuel hedge agreements related to forecasted diesel fuel purchases.

At March 31, 2013, our derivative instruments included one fuel hedge agreement as follows:

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

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged diesel fuel purchases. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. For the year ending December 31, 2013, we expect to purchase approximately 30 million gallons of fuel at market prices. During the nine month period of April 1, 2013 to December 31, 2013, we expect to purchase approximately 22.5 million gallons of fuel at market prices; therefore, a $0.10 per gallon increase in the price of fuel over the remaining nine months in 2013 would decrease our pre-tax income during this period by approximately $2.3 million.

We market a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals. We own and operate 38 recycling processing operations and sell other collected recyclable materials to third parties for processing before resale. To reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties. In the event of a decline in recycled commodity prices, a 10% decrease in average recycled commodity prices from the average prices that were in effect during the three months ended March 31, 2013 and 2012, would have had a $1.7 million and $1.9 million impact on revenues for the three months ended March 31, 2013 and 2012, respectively.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2013, that our disclosure controls and procedures were effective at the reasonable assurance level such that information required to be disclosed in our Exchange Act reports: (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2013, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding our legal proceedings can be found in Note 16 of our Condensed Consolidated Financial Statements included in Part I, Item 1 of this report and is incorporated herein by reference.

Item 6. Exhibits

See Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASTE CONNECTIONS, INC.

Date: April 25, 2013	BY:	/s/ Ronald J. Mittelstaedt
Ronald J. Mittelstaedt,
Chief Executive Officer

Date: April 25, 2013	BY:	/s/ Worthing F. Jackman
Worthing F. Jackman,
Executive Vice President and Chief Financial Officer

Exhibit Number	Description of Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to the exhibit filed with the Registrant’s Form 10-K filed on February 8, 2012)

3.2	Third Amended and Restated Bylaws of the Registrant, effective May 15, 2009 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on April 23, 2009)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document