Form 10-Q
period 2013-06-30
Waste Connections, Inc.
filed 2013-07-24
CIK 1057058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 1-31507

WASTE CONNECTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

94-3283464

(I.R.S. Employer Identification No.)

3 Waterway Square Place, Suite 110 The Woodlands, TX 77380

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock:

As of July 15, 2013:	123,484,539 shares of common stock

WASTE CONNECTIONS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and equivalents	$16,212	$23,212
Accounts receivable, net of allowance for doubtful accounts of $5,915 and $6,548 at June 30, 2013 and December 31, 2012, respectively	240,557	235,762
Deferred income taxes	45,005	45,798
Prepaid expenses and other current assets	30,967	57,714

Total current assets	332,741	362,486
Property and equipment, net	2,427,985	2,457,606
Goodwill	1,638,160	1,636,557
Intangible assets, net	527,149	541,908
Restricted assets	35,166	34,889
Other assets, net	43,327	42,580

	$5,004,528	$5,076,026

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$120,503	$130,260
Book overdraft	12,477	12,567
Accrued liabilities	127,177	121,829
Deferred revenue	71,049	69,930
Current portion of contingent consideration	56,856	49,018
Current portion of long-term debt and notes payable	55,319	33,968

Total current liabilities	443,381	417,572
Long-term debt and notes payable	2,020,384	2,204,967
Long-term portion of contingent consideration	24,847	30,346
Other long-term liabilities	82,153	75,129
Deferred income taxes	480,853	464,882

Total liabilities	3,051,618	3,192,896
Commitments and contingencies (Note 16)
Equity:
Preferred stock: $0.01 par value per share; 7,500,000 shares authorized; none issued and outstanding	—	—
Common stock: $0.01 par value per share; 250,000,000 shares authorized; 123,472,760 and 123,019,494 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	1,235	1,230
Additional paid-in capital	785,980	779,904
Accumulated other comprehensive loss	(3,288)	(6,165)
Retained earnings	1,164,057	1,103,188

Total Waste Connections’ equity	1,947,984	1,878,157
Noncontrolling interest in subsidiaries	4,926	4,973

Total equity	1,952,910	1,883,130

	$5,004,528	$5,076,026

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME

(Unaudited)

(In thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues	$489,381	$410,731	$939,272	$787,161
Operating expenses:
Cost of operations	268,484	238,427	520,447	455,107
Selling, general and administrative	52,903	44,747	106,154	95,922
Depreciation	54,766	39,846	106,414	77,018
Amortization of intangibles	6,211	6,217	12,650	11,849
Loss (gain) on disposal of assets	3,445	(243)	3,122	472
Loss on prior corporate office lease	10,498	—	10,498	—

Operating income	93,074	81,737	179,987	146,793
Interest expense	(18,928)	(11,829)	(37,940)	(24,114)
Other income (expense), net	(1,706)	20	(965)	838

Income before income tax provision	72,440	69,928	141,082	123,517
Income tax provision	(28,445)	(27,413)	(55,408)	(49,564)

Net income	43,995	42,515	85,674	73,953
Less: Net income attributable to noncontrolling interests	(28)	(100)	(151)	(234)

Net income attributable to Waste Connections	$43,967	$42,415	$85,523	$73,719

Earnings per common share attributable to Waste Connections’ common stockholders:
Basic	$0.36	$0.34	$0.69	$0.62

Diluted	$0.35	$0.34	$0.69	$0.61

Shares used in the per share calculations:
Basic	123,610,969	123,466,890	123,496,519	119,327,512

Diluted	124,080,423	124,027,617	123,993,311	119,952,039

Cash dividends per common share	$0.10	$0.09	$0.20	$0.18

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income	$43,995	$42,515	$85,674	$73,953
Other comprehensive income (loss), before tax:
Interest rate swap amounts reclassified into interest expense	1,400	1,366	2,779	2,506
Fuel hedge amounts reclassified into cost of operations	—	(1,105)	—	(2,234)
Changes in fair value of interest rate swaps	1,863	(3,791)	1,824	(4,793)
Changes in fair value of the fuel hedge	(543)	(799)	48	673

Other comprehensive income (loss) before tax	2,720	(4,329)	4,651	(3,848)
Income tax (expense) benefit related to items of other comprehensive income	(1,040)	1,645	(1,774)	1,462

Other comprehensive income (loss), net of tax	1,680	(2,684)	2,877	(2,386)

Comprehensive income	45,675	39,831	88,551	71,567
Less: Comprehensive income attributable to noncontrolling interests	(28)	(100)	(151)	(234)

Comprehensive income attributable to Waste Connections	$45,647	$39,731	$88,400	$71,333

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

SIX MONTHS ENDED JUNE 30, 2013

(Unaudited)

(In thousands, except share amounts)

	Waste Connections’ Equity
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Noncontrolling
	Shares	Amount	Capital	Income (Loss)	Earnings	Interests	Total
Balances at December 31, 2012	123,019,494	$1,230	$779,904	$(6,165)	$1,103,188	$4,973	$1,883,130
Vesting of restricted stock units	476,603	5	(5)	—	—	—	—
Tax withholdings related to net share settlements of restricted stock units	(150,396)	(1)	(5,361)	—	—	—	(5,362)
Equity-based compensation	—	—	7,446	—	—	—	7,446
Exercise of stock options and warrants	127,059	1	1,329	—	—	—	1,330
Excess tax benefit associated with equity-based compensation	—	—	2,667	—	—	—	2,667
Cash dividends on common stock	—	—	—	—	(24,654)	—	(24,654)
Amounts reclassified into earnings, net of taxes	—	—	—	1,716	—	—	1,716
Changes in fair value of cash flow hedges, net of taxes	—	—	—	1,161	—	—	1,161
Distributions to noncontrolling interests	—	—	—	—	—	(198)	(198)
Net income	—	—	—	—	85,523	151	85,674

Balances at June 30, 2013	123,472,760	$1,235	$785,980	$(3,288)	$1,164,057	$4,926	$1,952,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

SIX MONTHS ENDED JUNE 30, 2012

(Unaudited)

(In thousands, except share amounts)

	Waste Connections’ Equity
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Noncontrolling
	Shares	Amount	Capital	Income (Loss)	Earnings	Interests	Total
Balances at December 31, 2011	110,907,782	$1,109	$408,721	$(3,480)	$988,560	$4,777	$1,399,687
Vesting of restricted stock units	585,808	6	(6)	—	—	—	—
Tax withholdings related to net share settlements of restricted stock units	(188,237)	(2)	(6,008)	—	—	—	(6,010)
Equity-based compensation	—	—	10,821	—	—	—	10,821
Exercise of stock options and warrants	80,065	1	850	—	—	—	851
Issuance of common stock, net of issuance costs of $376	12,000,000	120	369,464	—	—	—	369,584
Excess tax benefit associated with equity-based compensation	—	—	3,283	—	—	—	3,283
Repurchase of common stock	(180,875)	(2)	(5,231)	—	—	—	(5,233)
Cash dividends on common stock	—	—	—	—	(21,122)	—	(21,122)
Amounts reclassified into earnings, net of taxes	—	—	—	169	—	—	169
Changes in fair value of cash flow hedges, net of taxes	—	—	—	(2,555)	—	—	(2,555)
Distributions to noncontrolling interests	—	—	—	—	—	(94)	(94)
Net income	—	—	—	—	73,719	234	73,953

Balances at June 30, 2012	123,204,543	$1,232	$781,894	$(5,866)	$1,041,157	$4,917	$1,823,334

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$85,674	$73,953
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of assets	3,122	472
Depreciation	106,414	77,018
Amortization of intangibles	12,650	11,849
Deferred income taxes, net of acquisitions	14,990	12,629
Amortization of debt issuance costs	2,016	831
Equity-based compensation	7,446	10,821
Interest income on restricted assets	(196)	(212)
Interest accretion	2,533	1,750
Excess tax benefit associated with equity-based compensation	(2,667)	(3,283)
Loss on prior corporate office lease	10,498	—
Net change in operating assets and liabilities, net of acquisitions	13,043	19,112

Net cash provided by operating activities	255,523	204,940

Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(1,181)	(150,222)
Proceeds from adjustment to acquisition consideration	18,000	—
Capital expenditures for property and equipment	(87,541)	(67,445)
Proceeds from disposal of assets	3,622	1,497
Increase in restricted assets, net of interest income	(81)	(577)
Other	(1,140)	(5,666)

Net cash used in investing activities	(68,321)	(222,413)

Cash flows from financing activities:
Proceeds from long-term debt	93,500	334,000
Principal payments on notes payable and long-term debt	(256,732)	(530,551)
Payment of contingent consideration	(2,743)	(3,849)
Change in book overdraft	(90)	136
Proceeds from option and warrant exercises	1,330	851
Excess tax benefit associated with equity-based compensation	2,667	3,283
Payments for repurchase of common stock	—	(5,233)
Payments for cash dividends	(24,654)	(21,122)
Tax withholdings related to net share settlements of restricted stock units	(5,362)	(6,010)
Distributions to noncontrolling interests	(198)	(94)
Debt issuance costs	(1,920)	(20)
Proceeds from common stock offering, net	—	369,584

Net cash provided by (used in) financing activities	(194,202)	140,975

Net increase (decrease) in cash and equivalents	(7,000)	123,502
Cash and equivalents at beginning of period	23,212	12,643

Cash and equivalents at end of period	$16,212	$136,145

Non-cash financing activity:
Liabilities assumed and notes payable issued to sellers of businesses acquired	$377	$10,736

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

1.	BASIS OF PRESENTATION AND SUMMARY

The accompanying condensed consolidated financial statements relate to Waste Connections, Inc. and its subsidiaries (“WCI” or the “Company”) for the three and six month periods ended June 30, 2013 and 2012. In the opinion of management, the accompanying balance sheets and related interim statements of net income, comprehensive income, cash flows and equity include all adjustments, consisting only of normal recurring items, necessary for their fair statement in conformity with U.S. generally accepted accounting principles (“GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include accounting for landfills, self-insurance accruals, income taxes, allocation of acquisition purchase price and asset impairments. An additional area that involves estimation is when the Company estimates the amount of potential exposure it may have with respect to litigation, claims and assessments in accordance with the accounting guidance on contingencies. Actual results could differ materially from the estimates and assumptions that the Company uses in the preparation of its condensed consolidated financial statements.

Interim results are not necessarily indicative of results for a full year. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

2.	NEW ACCOUNTING STANDARDS

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. In February 2013, the FASB issued guidance requiring entities to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, it requires entities to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. This guidance is effective prospectively for annual and interim reporting periods beginning after December 15, 2012, with early adoption permitted. The amounts required to be disclosed under this guidance are disclosed in Notes 9 and 13.

3.	RECLASSIFICATION

Certain amounts reported in the Company’s prior year financial statements have been reclassified to conform with the 2013 presentation.

4.	LANDFILL ACCOUNTING

At June 30, 2013, the Company owned or operated 42 municipal solid waste (“MSW”) landfills, five exploration and production (“E&P”) waste landfills, which only accept E&P waste, and seven non-MSW landfills, which only accept construction and demolition, industrial and other non-putrescible waste. At June 30, 2013, the Company owned 43 landfills, and operated, but did not own, six landfills under life-of-site operating agreements and five landfills under limited-term operating agreements. The Company’s landfills had site costs with a net book value of $1,632,954 at June 30, 2013. For the Company’s landfills operated under limited-term operating agreements and life-of-site operating agreements, the owner of the property (generally a municipality) usually owns the permit and the Company operates the landfill for a contracted term. Where the contracted term is not the life of the landfill, the property owner is generally responsible for final capping, closure and post-closure obligations. The Company is responsible for all final capping, closure and post-closure liabilities at five of the six landfills that it operates under life-of-site operating agreements.

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

Based on remaining permitted capacity as of June 30, 2013, and projected annual disposal volumes, the average remaining landfill life for the Company’s owned landfills and landfills operated under life-of-site operating agreements is estimated to be approximately 36 years. As of June 30, 2013, the Company is seeking to expand permitted capacity at eight of its owned landfills and two landfills that it operates under life-of-site operating agreements, and considers the achievement of these expansions to be probable. Although the Company cannot be certain that all future expansions will be permitted as designed, the average remaining life, when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume, of the Company’s owned landfills and landfills operated under life-of-site operating agreements is approximately 44 years, with lives ranging from approximately 6 to 201 years.

During the six months ended June 30, 2013 and 2012, the Company expensed $39,225 and $21,350, respectively, or an average of $4.35 and $3.05 per ton consumed, respectively, related to landfill depletion at owned landfills and landfills operated under life-of-site agreements.

The Company reserves for final capping, closure and post-closure maintenance obligations at the landfills it owns and five of the six landfills it operates under life-of-site operating agreements. The Company calculates the net present value of its final capping, closure and post-closure liabilities by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure and discounting the inflated total to its present value using a credit-adjusted risk-free rate. Any changes in expectations that result in an upward revision to the estimated undiscounted cash flows are treated as a new liability and are inflated and discounted at rates reflecting current market conditions. Any changes in expectations that result in a downward revision (or no revision) to the estimated undiscounted cash flows result in a liability that is inflated and discounted at rates reflecting the market conditions at the time the cash flows were originally estimated. This policy results in the Company’s final capping, closure and post-closure liabilities being recorded in “layers.” The Company’s discount rate assumption for purposes of computing 2013 and 2012 “layers” for final capping, closure and post-closure obligations was 5.75% for each year, which reflects the Company’s long-term cost of borrowing as of the end of 2012 and 2011. The Company’s inflation rate assumption is 2.5% for the years ending December 31, 2013 and 2012. The resulting final capping, closure and post-closure obligations are recorded on the balance sheet along with an offsetting addition to site costs which is amortized to depletion expense as the remaining landfill airspace is consumed. Interest is accreted on the recorded liability using the corresponding discount rate. During the six months ended June 30, 2013 and 2012, the Company expensed $1,405 and $1,225, respectively, or an average of $0.16 and $0.18 per ton consumed, respectively, related to final capping, closure and post-closure accretion expense.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

The following is a reconciliation of the Company’s final capping, closure and post-closure liability balance from December 31, 2012 to June 30, 2013:

Final capping, closure and post-closure liability at December 31, 2012	$46,473
Adjustments to final capping, closure and post-closure liabilities	(3,665)
Liabilities incurred	3,101
Accretion expense associated with landfill obligations	1,405
Closure payments	(4)

Final capping, closure and post-closure liability at June 30, 2013	$47,310

The Adjustments to final capping, closure and post-closure liabilities primarily consisted of increases in estimated airspace at some of the Company’s landfills at which expansions are being pursued or have been granted, decreases in estimated closure costs at some of the Company’s landfills and revisions in engineering estimates, partially offset by an increase in estimates of annual tonnage consumption at some of the Company’s landfills. The Company performs its annual review of its cost and capacity estimates in the first quarter of each year.

At June 30, 2013, $32,722 of the Company’s restricted assets balance was for purposes of securing its performance of future final capping, closure and post-closure obligations.

5.	LONG-TERM DEBT

Long-term debt consists of the following:

	June 30, 2013	December 31, 2012
Revolver under credit facility, bearing interest ranging from 1.47% to 4.25%*	$635,000	$787,000
Term loan facility, bearing interest ranging from 2.07% to 2.70%*	790,000	800,000
2015 Notes, bearing interest at 6.22%	175,000	175,000
2016 Notes, bearing interest at 3.30%	100,000	100,000
2018 Notes, bearing interest at 4.00%	50,000	50,000
2019 Notes, bearing interest at 5.25%	175,000	175,000
2021 Notes, bearing interest at 4.64%	100,000	100,000
Tax-exempt bonds, bearing interest ranging from 0.11% to 0.35%*	35,570	35,655
Notes payable to sellers and other third parties, bearing interest at 2.5% to 10.9%*	15,133	16,280

	2,075,703	2,238,935
Less – current portion	(55,319)	(33,968)

	$2,020,384	$2,204,967

*	Interest rates in the table above represent the range of interest rates incurred during the six month period ended June 30, 2013.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

Amendment and Restatement of Credit Facility

On May 6, 2013, the Company and certain of its subsidiaries entered into a Second Amended and Restated Credit Agreement (the “credit agreement”) with Bank of America, N.A., as Administrative Agent and the other lenders from time to time party thereto (the “Lenders”). The credit agreement has a scheduled maturity date of May 4, 2018.

Pursuant to the credit agreement, the Lenders have committed to provide advances up to an aggregate principal amount of $1,200,000 at any one time outstanding, and the Company has the option to request increases in the aggregate commitments provided that the aggregate commitments never exceed $1,500,000. For any such increase, the Company may ask one or more Lenders to increase their existing commitments and/or invite additional eligible lenders to become Lenders under the credit agreement. As part of the aggregate commitments under the facility, the credit agreement provides for letters of credit to be issued at the request of the Company in an aggregate amount not to exceed the aggregate commitments and for swing line loans to be issued at the request of the Company in an aggregate amount not to exceed a $25,000 sublimit.

Interest accrues on advances, at the Company’s option, at a LIBOR rate or a base rate plus an applicable margin for each interest period. The issuing fees for all letters of credit are also based on an applicable margin. The applicable margin used in connection with interest rates and fees is based on the Company’s consolidated leverage ratio. The applicable margin for LIBOR rate loans and letter of credit fees ranges from 1.125% to 1.750% and the applicable margin for base rate loans and swing line loans ranges from 0.125% to 0.750%. The Company will also pay a fee based on its consolidated leverage ratio on the actual daily unused amount of the aggregate commitments. The borrowings under the credit agreement are not collateralized. Proceeds of the borrowings under the credit agreement were used to refinance the previous credit facility, under which $680,000 was outstanding and which had a maturity of July 2016, and future borrowings will be used for general corporate purposes, including working capital, capital expenditures and permitted acquisitions.

The credit agreement contains representations, warranties, covenants and events of default, including a change of control event of default and limitations on incurrence of indebtedness and liens, new lines of business, mergers, transactions with affiliates and restrictive agreements. The credit agreement also includes covenants limiting, as of the last day of each fiscal quarter, (a) the ratio of the consolidated funded debt as of such date to the Consolidated EBITDA (as defined in the credit agreement), measured for the preceding 12 months, to not more than 3.50 to 1.00 and (b) the ratio of Consolidated EBIT (as defined in the credit agreement) to consolidated interest expense, in each case, measured for the preceding 12 months, to not less than 2.75 to 1.00. During the continuance of an event of default, the Lenders may take a number of actions, including declaring the entire amount then outstanding under the credit agreement due and payable.

Amendment to Term Loan Agreement

On May 6, 2013, the Company and certain of its subsidiaries entered into an amendment (the “Term Loan Amendment”) to its term loan facility, which changed the range of the additional interest margin applicable to borrowings under the term loan facility to 1.375% to 2.375%, from 1.375% to 2.500%, with respect to LIBOR borrowings and to 0.375% to 1.375%, from 0.375% to 1.500%, with respect to base rate borrowings. All other original terms remain applicable.

6.	ACQUISITIONS

The Company acquired three individually immaterial non-hazardous solid waste collection businesses during the six months ended June 30, 2013. In addition to the acquisition of Alaska Waste on March 1, 2012, the Company acquired four individually immaterial non-hazardous solid waste collection, transfer and disposal businesses during the six months ended June 30, 2012.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

The acquisitions completed during the six months ended June 30, 2013 and 2012, were not material to the Company’s results of operations, either individually or in the aggregate. As a result, pro forma financial information has not been provided. The results of operations of the acquired businesses have been included in the Company’s condensed consolidated financial statements from their respective acquisition dates. The Company expects these acquired businesses to contribute towards the achievement of the Company’s strategy to expand through acquisitions.

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

During the six months ended June 30, 2013 and 2012, the Company incurred $806 and $2,159, respectively, of acquisition-related costs. These expenses are included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Net Income.

7.	INTANGIBLE ASSETS, NET

Intangible assets, exclusive of goodwill, consisted of the following at June 30, 2013:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$196,230	$(41,990)	$154,240
Customer lists	139,465	(51,618)	87,847
Non-competition agreements	9,369	(7,012)	2,357
Other	32,098	(3,036)	29,062

	377,162	(103,656)	273,506
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	151,505	—	151,505
Material recycling facility permits	42,283	—	42,283
E&P facility permits	59,855	—	59,855

	253,643	—	253,643

Intangible assets, exclusive of goodwill	$630,805	$(103,656)	$527,149

The weighted-average amortization period of customer lists acquired during the six months ended June 30, 2013 was 7.4 years.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

Intangible assets, exclusive of goodwill, consisted of the following at December 31, 2012:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$198,779	$(38,447)	$160,332
Customer lists	139,354	(43,457)	95,897
Non-competition agreements	9,374	(6,815)	2,559
Other	32,098	(2,621)	29,477

	379,605	(91,340)	288,265
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	151,505	—	151,505
Material recycling facility permits	42,283	—	42,283
E&P facility permits	59,855	—	59,855

	253,643	—	253,643

Intangible assets, exclusive of goodwill	$633,248	$(91,340)	$541,908

Estimated future amortization expense for the next five years of finite-lived intangible assets is as follows:

For the year ending December 31, 2013	$25,035
For the year ending December 31, 2014	$24,361
For the year ending December 31, 2015	$23,708
For the year ending December 31, 2016	$19,761
For the year ending December 31, 2017	$17,790

8.	SEGMENT REPORTING

The Company’s revenues are generated from the collection, transfer, recycling and disposal of non-hazardous solid waste and the treatment, recovery and disposal of non-hazardous E&P waste. No single contract or customer accounted for more than 10% of the Company’s total revenues at the consolidated or reportable segment level during the periods presented.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

The Company’s Chief Operating Decision Maker (“CODM”) evaluates operating segment profitability and determines resource allocations based on several factors, of which the primary financial measure is EBITDA. The Company defines EBITDA as earnings before interest, taxes, depreciation, amortization, gain (loss) on disposal of assets, loss on prior corporate office lease and other income (expense). EBITDA is not a measure of operating income, operating performance or liquidity under GAAP and may not be comparable to similarly titled measures reported by other companies. The Company’s management uses EBITDA in the evaluation of segment operating performance as it is a profit measure that is generally within the control of the operating segments. A reconciliation of EBITDA to Income before income tax provision is included at the end of this Note 8.

Summarized financial information concerning the Company’s reportable segments for the three and six months ended June 30, 2013 and 2012, is shown in the following tables:

Three Months Ended June 30, 2013	Gross Revenues	Intercompany Revenues(b)	Net Revenues	EBITDA(c)
Western	$229,510	$(26,677)	$202,833	$62,386
Central	147,210	(16,776)	130,434	48,517
Eastern	115,542	(19,817)	95,725	29,029
E&P	63,858	(3,469)	60,389	28,324
Corporate(a)	—	—	—	(262)

	$556,120	$(66,739)	$489,381	$167,994

Three Months Ended June 30, 2012	Gross Revenues	Intercompany Revenues(b)	Net Revenues	EBITDA(c)
Western	$227,092	$(25,548)	$201,544	$58,890
Central	127,805	(15,125)	112,680	40,167
Eastern	112,972	(19,336)	93,636	27,231
E&P	2,871	—	2,871	1,957
Corporate(a)	—	—	—	(688)

	$470,740	$(60,009)	$410,731	$127,557

Six Months Ended June 30, 2013	Gross Revenues	Intercompany Revenues(b)	Net Revenues	EBITDA(c)
Western	$445,856	$(49,872)	$395,984	$120,962
Central	275,173	(30,146)	245,027	88,755
Eastern	220,971	(37,477)	183,494	54,909
E&P	120,879	(6,112)	114,767	50,912
Corporate(a)	—	—	—	(2,867)

	$1,062,879	$(123,607)	$939,272	$312,671

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

Six Months Ended June 30, 2012	Gross Revenues	Intercompany Revenues(b)	Net Revenues	EBITDA(c)
Western	$431,773	$(49,570)	$382,203	$112,692
Central	244,718	(28,208)	216,510	75,617
Eastern	220,130	(37,457)	182,673	51,766
E&P	5,775	—	5,775	3,888
Corporate(a)	—	—	—	(7,831)

	$902,396	$(115,235)	$787,161	$236,132

(a)	Corporate functions include accounting, legal, tax, treasury, information technology, risk management, human resources, training and other administrative functions. Amounts reflected are net of allocations to the four operating segments.
(b)	Intercompany revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.
(c)	For those items included in the determination of EBITDA, the accounting policies of the segments are the same as those described in the Company’s most recent Annual Report on Form 10-K.

The following tables show changes in goodwill during the six months ended June 30, 2013 and 2012, by reportable segment:

	Western	Central	Eastern	E&P	Total
Balance as of December 31, 2012	$373,143	$430,412	$380,561	$452,441	$1,636,557
Goodwill transferred	—	(9,196)	—	9,196	—
Goodwill acquired	521	52	149	881	1,603

Balance as of June 30, 2013	$373,664	$421,268	$380,710	$462,518	$1,638,160

	Western	Central	Eastern	E&P	Total
Balance as of December 31, 2011	$313,038	$424,223	$379,627	$—	$1,116,888
Goodwill acquired	60,538	5,153	18	—	65,709
Goodwill divested	—	(496)	—	—	(496)

Balance as of June 30, 2012	$373,576	$428,880	$379,645	$—	$1,182,101

The Company has no accumulated impairment losses associated with goodwill.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

A reconciliation of the Company’s primary measure of segment profitability (EBITDA) to Income before income tax provision in the Condensed Consolidated Statements of Net Income is as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Western segment EBITDA	$62,386	$58,890	$120,962	$112,692
Central segment EBITDA	48,517	40,167	88,755	75,617
Eastern segment EBITDA	29,029	27,231	54,909	51,766
E&P segment EBITDA	28,324	1,957	50,912	3,888

Subtotal reportable segments	168,256	128,245	315,538	243,963
Unallocated corporate overhead	(262)	(688)	(2,867)	(7,831)
Depreciation	(54,766)	(39,846)	(106,414)	(77,018)
Amortization of intangibles	(6,211)	(6,217)	(12,650)	(11,849)
Gain (loss) on disposal of assets	(3,445)	243	(3,122)	(472)
Loss on prior corporate office lease	(10,498)	—	(10,498)	—
Interest expense	(18,928)	(11,829)	(37,940)	(24,114)
Other income (expense), net	(1,706)	20	(965)	838

Income before income tax provision	$72,440	$69,928	$141,082	$123,517

The following table shows, for the periods indicated, the Company’s total reported revenues by service line and with intercompany eliminations:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Solid waste collection	$306,472	$299,666	$599,616	$576,754
Solid waste disposal and transfer	153,600	130,544	276,371	248,283
E&P waste treatment, disposal and recovery	66,183	5,378	126,115	9,634
Solid waste recycling	18,610	21,883	37,404	43,097
Intermodal and other	11,255	13,269	23,373	24,628

	556,120	470,740	1,062,879	902,396
Less: intercompany elimination	(66,739)	(60,009)	(123,607)	(115,235)

Total revenues	$489,381	$410,731	$939,272	$787,161

9.	DERIVATIVE FINANCIAL INSTRUMENTS

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

At June 30, 2013, the Company’s derivative instruments included three interest rate swap agreements as follows:

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

At June 30, 2013, the Company’s derivative instruments included one fuel hedge agreement as follows:

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

The fair values of derivative instruments designated as cash flow hedges as of June 30, 2013, were as follows:

Derivatives Designated as Cash Flow Hedges	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps			Accrued liabilities(a)	$(4,458)
			Other long-term liabilities	(2,102)
Fuel hedge	Prepaid expenses and other current assets(b)	$333
	Other assets, net	902

Total derivatives designated as cash flow hedges		$1,235		$(6,560)

(a)	Represents the estimated amount of the existing unrealized losses on interest rate swaps as of June 30, 2013 (based on the interest rate yield curve at that date), included in AOCL expected to be reclassified into pre-tax earnings within the next 12 months. The actual amounts reclassified into earnings are dependent on future movements in interest rates.
(b)	Represents the estimated amount of the existing unrealized gains on the fuel hedge as of June 30, 2013 (based on the forward DOE diesel fuel index curve at that date), included in AOCL expected to be reclassified into pre-tax earnings within the next 12 months. The actual amounts reclassified into earnings are dependent on future movements in diesel fuel prices.

The fair values of derivative instruments designated as cash flow hedges as of December 31, 2012, were as follows:

Derivatives Designated as Cash Flow Hedges	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps			Accrued liabilities	$(5,374)
			Other long-term liabilities	(5,789)
Fuel hedge	Other assets, net	$1,187

Total derivatives designated as cash flow hedges		$1,187		$(11,163)

The following table summarizes the impact of the Company’s cash flow hedges on the results of operations, comprehensive income and AOCL for the three and six months ended June 30, 2013 and 2012:

Derivatives Designated as Cash Flow Hedges	Amount of Gain or (Loss) Recognized as AOCL on Derivatives, Net of Tax (Effective Portion)(a)		Statement of Income Classification	Amount of (Gain) or Loss Reclassified from AOCL into Earnings, Net of Tax (Effective Portion) (b),(c)
	Three Months Ended June 30,			Three Months Ended June 30,
	2013	2012		2013	2012
Interest rate swaps	$1,151	$(2,350)	Interest expense	$864	$847
Fuel hedge	(335)	(496)	Cost of operations	—	(685)

Total	$816	$(2,846)		$864	$162

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

Derivatives Designated as Cash Flow Hedges	Amount of Gain or (Loss) Recognized as AOCL on Derivatives, Net of Tax (Effective Portion)(a)		Statement of Income Classification	Amount of (Gain) or Loss Reclassified from AOCL into Earnings, Net of Tax (Effective Portion) (b),(c)
	Six Months Ended June 30,			Six Months Ended June 30,
	2013	2012		2013	2012
Interest rate swaps	$1,132	$(2,972)	Interest expense	$1,716	$1,554
Fuel hedge	29	417	Cost of operations	—	(1,385)

Total	$1,161	$(2,555)		$1,716	$169

(a)	In accordance with the derivatives and hedging guidance, the effective portions of the changes in fair values of interest rate swaps and the fuel hedge have been recorded in equity as a component of AOCL. As the critical terms of the interest rate swaps match the underlying debt being hedged, no ineffectiveness is recognized on these swaps and, therefore, all unrealized changes in fair value are recorded in AOCL. Because changes in the actual price of diesel fuel and changes in the DOE index price do not offset exactly each reporting period, the Company assesses whether the fuel hedge is highly effective using the cumulative dollar offset approach.
(b)	Amounts reclassified from AOCL into earnings related to realized gains and losses on interest rate swaps are recognized when interest payments or receipts occur related to the swap contracts, which correspond to when interest payments are made on the Company’s hedged debt.
(c)	Amounts reclassified from AOCL into earnings related to realized gains and losses on the fuel hedge are recognized when settlement payments or receipts occur related to the hedge contract, which correspond to when the underlying fuel is consumed.

The Company measures and records ineffectiveness on the fuel hedge in Cost of operations in the Condensed Consolidated Statements of Net Income on a monthly basis based on the difference between the DOE index price and the actual price of diesel fuel purchased, multiplied by the notional number of gallons on the contract. There was no significant ineffectiveness recognized on the fuel hedge during the six months ended June 30, 2012.

See Note 13 for further discussion on the impact of the Company’s hedge accounting to its consolidated Comprehensive income and AOCL.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

10.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash and equivalents, trade receivables, restricted assets, trade payables, debt instruments, contingent consideration obligations, interest rate swaps and a fuel hedge. As of June 30, 2013 and December 31, 2012, the carrying values of cash and equivalents, trade receivables, restricted assets, trade payables and contingent consideration are considered to be representative of their respective fair values. The carrying values of the Company’s debt instruments, excluding certain notes as listed in the table below, approximate their fair values as of June 30, 2013 and December 31, 2012, based on current borrowing rates, current remaining average life to maturity and borrower credit quality for similar types of borrowing arrangements, and are classified as Level 2 within the fair value hierarchy. The carrying values and fair values of the Company’s debt instruments where the carrying values do not approximate their fair values as of June 30, 2013 and December 31, 2012, are as follows:

	Carrying Value at		Fair Value* at
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
6.22% Senior Notes due 2015	$175,000	$175,000	$190,158	$193,949
3.30% Senior Notes due 2016	$100,000	$100,000	$102,258	$103,068
4.00% Senior Notes due 2018	$50,000	$50,000	$51,267	$52,476
5.25% Senior Notes due 2019	$175,000	$175,000	$188,392	$195,584
4.64% Senior Notes due 2021	$100,000	$100,000	$102,879	$107,418

*	Senior Notes are classified as Level 2 within the fair value hierarchy. Fair value is based on quotes of bonds with similar ratings in similar industries.

For details on the fair value of the Company’s interest rate swaps, fuel hedge and restricted assets, refer to Note 12.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

11.	NET INCOME PER SHARE INFORMATION

The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income per common share attributable to the Company’s common stockholders for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Numerator:
Net income attributable to Waste Connections for basic and diluted earnings per share	$43,967	$42,415	$85,523	$73,719

Denominator:
Basic shares outstanding	123,610,969	123,466,890	123,496,519	119,327,512
Dilutive effect of stock options and warrants	191,872	315,329	196,993	327,538
Dilutive effect of restricted stock units	277,582	245,398	299,799	296,989

Diluted shares outstanding	124,080,423	124,027,617	123,993,311	119,952,039

For the three months ended June 30, 2013 and 2012, stock options and warrants to purchase 993 and 72,324 shares of common stock, respectively, were excluded from the computation of diluted earnings per share as they were anti-dilutive. For the six months ended June 30, 2013 and 2012, stock options and warrants to purchase 993 and 72,324 shares of common stock, respectively, were excluded from the computation of diluted earnings per share as they were anti-dilutive.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments and restricted assets. The Company’s derivative instruments are pay-fixed, receive-variable interest rate swaps and a pay-fixed, receive-variable diesel fuel hedge. The Company’s interest rate swaps are recorded at their estimated fair values based on quotes received from financial institutions that trade these contracts. The Company verifies the reasonableness of these quotes using similar quotes from another financial institution as of each date for which financial statements are prepared. The Company uses a discounted cash flow (“DCF”) model to determine the estimated fair value of the diesel fuel hedge. The assumptions used in preparing the DCF model include: (i) estimates for the forward DOE index curve; and (ii) the discount rate based on risk-free interest rates over the term of the hedge contract. The DOE index curve used in the DCF model was obtained from financial institutions that trade these contracts and ranged from $3.75 to $3.81 at June 30, 2013 and from $3.68 to $3.87 at December 31, 2012. The weighted average DOE index curve used in the DCF model was $3.78 and $3.77 at June 30, 2013 and December 31, 2012, respectively. Significant increases (decreases) in the forward DOE index curve would result in a significantly higher (lower) fair value measurement. For the Company’s interest rate swaps and fuel hedge, the Company also considers the Company’s creditworthiness in its determination of the fair value measurement of these instruments in a net liability position and the banks’ creditworthiness in its determination of the fair value measurement of these instruments in a net asset position. The Company’s restricted assets are valued at quoted market prices in active markets for identical assets, which the Company receives from the financial institutions that hold such investments on its behalf. The Company’s restricted assets measured at fair value are invested primarily in U.S. government and agency securities.

The Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012, were as follows:

	Fair Value Measurement at June 30, 2013 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap derivative instruments – net liability position	$(6,560)	$—	$(6,560)	$—
Fuel hedge derivative instrument – net asset position	$1,235	$—	$—	$1,235
Restricted assets	$33,955	$33,955	$—	$—

	Fair Value Measurement at December 31, 2012 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap derivative instruments – net liability position	$(11,163)	$—	$(11,163)	$—
Fuel hedge derivative instrument – net asset position	$1,187	$—	$—	$1,187
Restricted assets	$33,425	$33,425	$—	$—

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

The following table summarizes the change in the fair value for Level 3 derivatives for the six months ended June 30, 2013:

Level 3 Derivatives
Balance as of December 31, 2012	$1,187
Unrealized gains included in AOCL	48

Balance as of June 30, 2013	$1,235

The following table summarizes the change in the fair value for Level 3 derivatives for the six months ended June 30, 2012:

Level 3 Derivatives
Balance as of December 31, 2011	$3,506
Realized gains included in earnings	(2,234)
Unrealized gains included in AOCL	673

Balance as of June 30, 2012	$1,945

13.	OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes changes in the fair value of interest rate swaps and the fuel hedge that qualify for hedge accounting. The components of other comprehensive income (loss) and related tax effects for the three and six month periods ended June 30, 2013 and 2012, are as follows:

	Three months ended June 30, 2013
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$1,400	$(536)	$864
Changes in fair value of interest rate swaps	1,863	(712)	1,151
Changes in fair value of fuel hedge	(543)	208	(335)

	$2,720	$(1,040)	$1,680

	Three months ended June 30, 2012
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$1,366	$(519)	$847
Fuel hedge amounts reclassified into cost of operations	(1,105)	420	(685)
Changes in fair value of interest rate swaps	(3,791)	1,441	(2,350)
Changes in fair value of fuel hedge	(799)	303	(496)

	$(4,329)	$1,645	$(2,684)

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

	Six months ended June 30, 2013
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$2,779	$(1,063)	$1,716
Changes in fair value of interest rate swaps	1,824	(692)	1,132
Changes in fair value of fuel hedge	48	(19)	29

	$4,651	$(1,774)	$2,877

	Six months ended June 30, 2012
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$2,506	$(952)	$1,554
Fuel hedge amounts reclassified into cost of operations	(2,234)	849	(1,385)
Changes in fair value of interest rate swaps	(4,793)	1,821	(2,972)
Changes in fair value of fuel hedge	673	(256)	417

	$(3,848)	$1,462	$(2,386)

A rollforward of the amounts included in AOCL, net of taxes, is as follows:

	Fuel Hedge	Interest Rate Swaps	Accumulated Other Comprehensive Loss
Balance at December 31, 2012	$732	$(6,897)	$(6,165)
Amounts reclassified into earnings	—	1,716	1,716
Changes in fair value	29	1,132	1,161

Balance at June 30, 2013	$761	$(4,049)	$(3,288)

See Note 9 for further discussion on the Company’s derivative instruments.

14.	STOCKHOLDERS’ EQUITY

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

Stock-Based Compensation

A summary of activity related to restricted stock units under the Third Amended and Restated 2004 Equity Incentive Plan during the six month period ended June 30, 2013, is presented below:

Unvested Shares
Outstanding at December 31, 2012	1,317,798
Granted	572,017
Forfeited	(29,597)
Vested and Issued	(476,603)
Vested and Unissued	(61,518)

Outstanding at June 30, 2013	1,322,097

The weighted average grant-date fair value per share for the shares of common stock underlying the restricted stock units granted during the six month period ended June 30, 2013 was $34.03.

Share Repurchase Program

The Company’s Board of Directors has authorized a common stock repurchase program for the repurchase of up to $1,200,000 of common stock through December 31, 2014. Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. The timing and amounts of any repurchases will depend on many factors, including the Company’s capital structure, the market price of the common stock and overall market conditions. During the six months ended June 30, 2013, the Company did not repurchase any shares of its common stock. During the six months ended June 30, 2012, the Company repurchased 180,875 shares of its common stock under this program at a cost of $5,233. As of June 30, 2013, the remaining maximum dollar value of shares available for repurchase under the program was approximately $415,960. The Company’s policy related to repurchases of its common stock is to charge any excess of cost over par value entirely to additional paid-in capital.

Cash Dividend

In October 2012, the Company announced that its Board of Directors increased its regular quarterly cash dividend by $0.01, from $0.09 to $0.10 per share. Cash dividends of $24,654 and $21,122 were paid during the six months ended June 30, 2013 and 2012, respectively.

15.	CORPORATE OFFICE RELOCATION

In December 2011, the Company commenced a relocation of its corporate headquarters from Folsom, California to The Woodlands, Texas. The relocation will be completed in 2013 and the Company expects to incur an estimated $500 to $1,500 of costs related to personnel and office relocation expenses during 2013. These costs are recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Net Income. In addition, the Company incurred a loss on its prior corporate office lease of $10,498 in the second quarter of 2013 due to the cessation of use of its former corporate headquarters in Folsom, California. These costs are recorded in Loss on prior corporate office lease in the Condensed Consolidated Statements of Net Income.

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

In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business. Except as noted in the matters described below, as of June 30, 2013, there is no current proceeding or litigation involving the Company or its property that the Company believes could have a material adverse impact on its business, financial condition, results of operations or cash flows.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

At June 30, 2013, the Company had $11,778 of capitalized expenditures related to this landfill development project. Depending on the outcome of the market conditions and regulatory factors described above, the Company may decide in mid to late 2014 to abandon the project and expense the $11,778 of capitalized expenditures, less the recoverable value of the undeveloped properties and other amounts recovered, which would likely have a material adverse effect on the Company’s results of operations for that period. Alternatively, if the outcome of the market conditions and regulatory factors described above is such that the Company believes the market for disposal of solid waste generated in the City of El Paso will remain competitive, HDSWF may decide in mid to late 2014 to resume its permitting process for the new site. Under those circumstances, if the Department ultimately denies the landfill permit application for the new site, HDSWF intends to actively resume its efforts to enforce the previously issued landfill permit for the original site in Chaparral. If the Company is ultimately issued a permit to operate the landfill at the new site purchased in July 2009, the Company will be required to expense in a future period $10,324 of capitalized expenditures related to the original Chaparral property, less the recoverable value of that undeveloped property and other amounts recovered, which would likely have a material adverse effect on the Company’s results of operations for that period. If the Company instead is ultimately issued a permit to operate the landfill at the original Chaparral property, the Company will be required to expense in a future period $1,454 of capitalized expenditures related to the new site purchased in July 2009, less the recoverable value of that undeveloped property and other amounts recovered. If the Company is not ultimately issued a permit to operate the landfill at either one of the two sites, the Company will be required to expense in a future period the $11,778 of capitalized expenditures, less the recoverable value of the undeveloped properties and other amounts recovered, which would likely have a material adverse effect on the Company’s results of operations for that period.

Harper County, Kansas Landfill Permit Litigation

The Company opened a municipal solid waste landfill in Harper County, Kansas in January 2006, following the issuance by the Kansas Department of Health and Environment (“KDHE”) of a permit to operate the landfill. The landfill has operated continuously since that time. In 2005, landfill opponents (the “Plaintiffs”) filed a suit (Board of Comm’rs of Sumner County, Kansas, Tri-County Concerned Citizens and Dalton Holland v. Roderick Bremby, Sec’y of the Kansas Dep’t of Health and Env’t, et al.) in the District Court of Shawnee County, Kansas, seeking a judicial review of KDHE’s decision to issue the permit, alleging that a site analysis prepared for the Company and submitted to KDHE as part of the process leading to the issuance of the permit was deficient in several respects. The action sought to stay the effectiveness of the permit and to nullify it. The Company intervened in this lawsuit shortly after it was filed. After years of challenging the Plaintiffs’ standing, and the limiting of those matters properly before it, in June 2012 the District Court ruled on the merits of the matter. The District Court entered a Memorandum Decision and Order denying the Plaintiffs’ demand for revocation of the permit, and affirming KDHE’s decision that the issuance of the permit met all applicable regulatory requirements. The Plaintiffs filed an appeal with the Kansas Court of Appeals. The briefing on the appeal has been completed and the Kansas Court of Appeals heard oral argument on June 11, 2013, but has not yet issued a ruling. The Company believes that it will prevail in this matter, and the Company will continue to have the right to operate the landfill during the pendency of the appeal. Only in the event that a final, materially adverse determination with respect to the permit is received would there likely be a material adverse effect on the Company’s reported results of operations in the future. If as a result of this litigation, after exhausting all appeals, the Company was unable to continue to operate the landfill, the Company estimates that it would be required to record a pre-tax impairment charge of approximately $18,700 to reduce the carrying value of the landfill to its estimated fair value. In addition, the Company estimates the current annual impact to its pre-tax earnings that would result if it was unable to continue to operate the landfill would be approximately $6,700 per year.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

As part of the final judgments, the Solano County Superior Court retained jurisdiction over any motions for attorneys’ fees under California’s Private Attorney General statute. Petitioners NCRA, SPRAWLDEF and Sierra Club each filed a bill of costs and a motion for attorney fees totaling $771. On May 31, 2011, the court issued a final order awarding petitioners $452 in attorneys’ fees, $411 of which relates to the SPRAWLDEF and Sierra Club cases in which the Company or PHLF is a named party. The court allocated 50% of the fee amount to PHLF, none of which the Company recorded as a liability at June 30, 2013. The Company and Solano County appealed this attorneys’ fees order in July 2011. The Court of Appeal has not yet issued a briefing schedule. Once this procedural step is completed, the Company will request a stay of this appeal until the merits of the underlying Measure E cases have been finally determined. If the Company prevails on the appeals of the three underlying cases, then none of the Petitioners would be entitled to attorneys’ fees and costs. If the Company is unsuccessful on these appeals and its future appeals of the attorneys’ fees judgment, PHLF and the County would each ultimately be severally liable for $206 in attorneys’ fees for the SPRAWLDEF and Sierra Club cases. However, in all three cases, the Company may reimburse the County for any such attorneys’ fees under the indemnification provision in PHLF’s use permit.

On February 9, 2012, the California Department of Resources Recycling and Recovery (“CalRecycle”) concurred in the solid waste facilities permit related to the Potrero Hills Landfill’s expansion, and the permit was approved and issued by the Solano County Department of Resource Management on February 14, 2012.

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

On December 17, 2010, SPRAWLDEF and one its members filed a petition for writ of mandate in San Francisco Superior Court seeking to overturn the October 2010 approval of the marsh development permit issued by the San Francisco Bay Conservation and Development Commission (“BCDC”) for PHLF’s landfill expansion, alleging that the approval is contrary to the Suisun Marsh Protection Act (the “Marsh Act”). Petitioners claim that BCDC abused its discretion by issuing the marsh development permit in contravention of the Marsh Act. The petition, captioned SPRAWLDEF v. San Francisco Bay Conservation and Development Commission, names BCDC as a respondent and the Company as the real party in interest. On its own motion, the San Francisco Superior Court stayed the action and, on April 5, 2012, transferred the case to Solano County Superior Court, citing that court’s experience in the related CEQA case and judicial economy. On June 5, 2012, Solano County Superior Court assigned the case to Judge Beeman, who held a hearing for oral argument on October 4, 2012. On November 29, 2012, the court issued an order finding that the administrative record before BCDC did not contain sufficient evidence regarding net profits for the proposed project or the alternative to support the agency’s finding that the alternative was economically infeasible. The court therefore issued a writ of mandamus and final judgment on January 14, 2013 setting aside the BCDC permit and remanding it back to the agency for further consideration. Both the Company and BCDC filed notices of appeal, staying execution of the writ and judgment pending the appeal. Briefing for the appeal is scheduled to be completed by September 2013. At this point the Company is not able to determine the likelihood of any outcome in this matter.

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

By decision, order and judgment dated April 5, 2012, the Supreme Court dismissed the petition, finding that, even if the Agreement was construed as a lease, (i) a lease entered into pursuant to GML section 120-w is not subject to Town Law’s permissive referendum requirements, and (ii) the petitioners’ claims did not fall within those permitted under GML section 120-w. On May 3, 2012, petitioners filed a notice of appeal with the Appellate Division of the New York State Supreme Court, Third Department. Oral argument was held on May 23, 2013, and on July 3, 2013, the Appellate Division of the New York State Supreme Court, Third Department, affirmed the Supreme Court’s dismissal of the petition.

If the petitioners ultimately prevail on any further appeal such that the Agreement is nullified and CRL is unable to continue to operate Colonie’s solid waste management operations, the Agreement requires Colonie to repay to CRL an amount equal to a prorated amount of $23,000 of the initial payment made by CRL to Colonie plus the amount of any capital that CRL has invested in the Colonie Landfill. The prorated amount owed to CRL by Colonie would be calculated by dividing the $23,000 plus the amount of invested capital by the number of years of remaining airspace at the Colonie Landfill, as measured from the effective date of the Agreement, and then multiplying the result by the number of years of remaining airspace at the Colonie Landfill, as measured from the date the Agreement is nullified. Furthermore, if the Agreement is nullified as a result of the litigation, Colonie would resume responsibility for all final capping, closure and post-closure liabilities for the Colonie Landfill.

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

On July 23, 2013, the Company announced that its Board of Directors declared a regular quarterly cash dividend of $0.10 per share on the Company’s common stock. The dividend will be paid on August 20, 2013, to stockholders of record on the close of business on August 6, 2013.

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

As of June 30, 2013, we served residential, commercial, industrial and E&P customers from a network of operations in 31 states: Alabama, Alaska, Arizona, California, Colorado, Idaho, Illinois, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Michigan, Minnesota, Mississippi, Montana, Nebraska, Nevada, New Mexico, New York, North Carolina, North Dakota, Oklahoma, Oregon, South Carolina, South Dakota, Tennessee, Texas, Utah, Washington and Wyoming. As of June 30, 2013, we owned or operated a network of 150 solid waste collection operations; 68 transfer stations; seven intermodal facilities, 38 recycling operations, 54 active MSW, E&P and/or non-MSW landfills, 20 E&P liquid waste injection wells, 15 E&P waste treatment and recovery facilities and 19 oil recovery facilities.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

The following table sets forth items in our condensed consolidated statements of net income in thousands and as a percentage of revenues for the periods indicated.

	Three months ended June 30,				Six months ended June 30,
	2013		2012		2013		2012
Revenues	$489,381	100.0%	$410,731	100.0%	$939,272	100.0%	$787,161	100.0%
Cost of operations	268,484	54.9	238,427	58.1	520,447	55.4	455,107	57.8
Selling, general and administrative	52,903	10.8	44,747	10.9	106,154	11.3	95,922	12.2
Depreciation	54,766	11.2	39,846	9.7	106,414	11.3	77,018	9.8
Amortization of intangibles	6,211	1.3	6,217	1.5	12,650	1.4	11,849	1.5
Loss (gain) on disposal of assets	3,445	0.7	(243)	(0.1)	3,122	0.3	472	—
Loss on prior corporate office lease	10,498	2.1	—	—	10,498	1.1	—	—

Operating income	93,074	19.0	81,737	19.9	179,987	19.2	146,793	18.7
Interest expense	(18,928)	(3.9)	(11,829)	(2.9)	(37,940)	(4.1)	(24,114)	(3.1)
Other income (expense), net	(1,706)	(0.3)	20	—	(965)	(0.1)	838	0.1
Income tax provision	(28,445)	(5.8)	(27,413)	(6.7)	(55,408)	(5.9)	(49,564)	(6.3)
Net income attributable to noncontrolling interests	(28)	—	(100)	—	(151)	—	(234)	—

Net income attributable to Waste Connections	$43,967	9.0%	$42,415	10.3%	$85,523	9.1%	$73,719	9.4%

Revenues. Total revenues increased $78.7 million, or 19.1%, to $489.4 million for the three months ended June 30, 2013, from $410.7 million for the three months ended June 30, 2012.

Revenues during the three months ended June 30, 2013 from the acquisition of the business of R360 Environmental Solutions, Inc., or R360, were $57.5 million. All other acquisitions closed during, or subsequent to, the three months ended June 30, 2012, increased revenues by approximately $11.8 million. Operations divested during, or subsequent to, the three months ended June 30, 2012, decreased revenues by approximately $0.4 million.

During the three months ended June 30, 2013, the net increase in prices charged to our customers was $11.7 million, consisting of $10.8 million of core price increases and $0.9 million of fuel, materials and environmental surcharges.

During the three months ended June 30, 2013, volume increases in our existing business increased revenues by $3.3 million. The increase in volume was primarily attributable to increases in landfill municipal solid waste volumes, landfill special waste projects and roll off hauling resulting from increased construction and general economic activity in our markets, partially offset by declines in E&P waste volumes at our existing locations and declines in commercial hauling primarily attributable to service level declines with existing customers and a reduction in customer counts due to competition in our markets.

Decreased recyclable commodity prices during the three months ended June 30, 2013 decreased revenues by $3.3 million. The decrease in recyclable commodity prices was primarily due to decreased overseas demand for recyclable commodities.

Other revenues decreased by $1.9 million during the three months ended June 30, 2013, primarily due to a decrease in cargo volume at our intermodal operations.

Total revenues increased $152.1 million, or 19.3%, to $939.3 million for the six months ended June 30, 2013, from $787.2 million for the six months ended June 30, 2012.

Revenues during the six months ended June 30, 2013 from the R360 acquisition were $109.1 million. All other acquisitions closed during, or subsequent to, the six months ended June 30, 2012, increased revenues by approximately $31.2 million. Operations divested during, or subsequent to, the six months ended June 30, 2012, decreased revenues by approximately $0.8 million.

During the six months ended June 30, 2013, the net increase in prices charged to our customers was $23.7 million, consisting of $21.3 million of core price increases and $2.4 million of fuel, materials and environmental surcharges.

During the six months ended June 30, 2013, volume declines in our existing business decreased revenues by $4.3 million. The decrease in volume was primarily attributable to declines in E&P waste volumes at our existing locations and declines in commercial hauling primarily attributable to service level declines with existing customers and a reduction in customer counts due to competition in our markets, partially offset by increases in landfill municipal solid waste volumes and landfill special waste projects from increased construction and general economic activity in our markets.

Decreased recyclable commodity prices during the six months ended June 30, 2013 decreased revenues by $5.6 million. The decrease in recyclable commodity prices was primarily due to decreased overseas demand for recyclable commodities.

Other revenues decreased by $1.2 million during the six months ended June 30, 2013, primarily due to a decrease in cargo volume at our intermodal operations.

Cost of Operations. Total cost of operations increased $30.1 million, or 12.6%, to $268.5 million for the three months ended June 30, 2013, from $238.4 million for the three months ended June 30, 2012. The increase was primarily the result of $23.0 million of additional operating costs during the three months ended June 30, 2013 from the R360 acquisition, $5.1 million of additional operating costs from all other acquisitions closed during, or subsequent to, the three months ended June 30, 2012, and the following changes at operations owned in comparable periods in 2012 and 2013: an increase in third party trucking and transportation expenses of $1.4 million due to increased landfill volumes that require us to transport the waste to our disposal sites, an increase in labor expenses of $1.4 million due primarily to employee pay rate increases, an increase in cell processing reserves at certain E&P locations of $0.8 million, an increase in taxes on revenues of $0.7 million due primarily to higher landfill revenues, an increase in employee medical benefit expenses of $0.6 million due primarily to increased claims cost, an increase in diesel fuel expenses of $0.3 million resulting from the net impact of higher market prices for fuel and reduced fuel gallons consumed in our operations and $1.0 million of other net increases, partially offset by a $2.4 million decrease in auto and workers’ compensation expense under our high deductible insurance program due to a reduction in projected losses on open claims, a decrease in rail transportation expenses at our intermodal operations of $0.7 million due to decreased rail cargo volume, a decrease in truck, container and equipment maintenance and repair expenses of $0.6 million due to variability in the timing and severity of major equipment repairs and a decrease in the cost of recyclable commodities of $0.5 million due to declines in commodity values.

Total cost of operations increased $65.3 million, or 14.4%, to $520.4 million for the six months ended June 30, 2013, from $455.1 million for the six months ended June 30, 2012. The increase was primarily the result of $46.4 million of additional operating costs during the six months ended June 30, 2013 from the R360 acquisition, $15.8 million of additional operating costs from all other acquisitions closed during, or subsequent to, the six months ended June 30, 2012, and the following changes at operations owned in comparable periods in 2012 and 2013: an increase in cell processing reserves at certain E&P locations of $1.2 million, an increase in third party trucking and transportation expenses of $1.0 million due to increased landfill volumes that require us to transport the waste to our disposal sites, an increase in labor expenses of $1.0 million due primarily to employee pay rate increases, an increase in taxes on revenues of $0.8 million due primarily to higher landfill revenues, an increase in diesel fuel expenses of $0.8 million resulting from the net impact of higher market prices for fuel and reduced fuel gallons consumed in our operations, an increase in truck, container and equipment maintenance and repair expenses of $0.5 million due to variability in the timing and severity of major equipment repairs, an increase in insurance premiums under our high deductible insurance program of $0.5 million due to our growth from acquisitions, an increase in employee medical benefit expenses of $0.4 million due primarily to increased claims cost and $1.3 million of other net increases, partially offset by a $2.4 million decrease in auto and workers’ compensation expense under our high deductible insurance program due to a reduction in projected losses on open claims, a decrease in landfill and transfer station disposal expenses of $1.3 million due primarily to increased internalization of collected volumes and a decrease in the cost of recyclable commodities of $0.7 million due to declines in commodity values.

Cost of operations as a percentage of revenues decreased 3.2 percentage points to 54.9% for the three months ended June 30, 2013, from 58.1% for the three months ended June 30, 2012. The decrease as a percentage of revenues was attributable to a 2.3 percentage point decrease from acquisitions closed during, or subsequent to, the three months ended June 30, 2012, having lower cost of operations as a percentage of revenue than our historical company average, a 0.6 percentage point decrease in auto and workers’ compensation expenses, a 0.3 percentage point decrease in truck, container and equipment maintenance and repair expenses and a 0.2 percentage point decrease in rail transportation expenses, partially offset by a 0.2 percentage point increase from increased third party trucking and transportation expenses.

Cost of operations as a percentage of revenues decreased 2.4 percentage points to 55.4% for the six months ended June 30, 2013, from 57.8% for the six months ended June 30, 2012. The decrease as a percentage of revenues was attributable to a 1.8 percentage point decrease from acquisitions closed during, or subsequent to, the six months ended June 30, 2012, having lower cost of operations as a percentage of revenue than our historical company average, a 0.3 percentage point decrease in auto and workers’ compensation expenses, a 0.3 percentage point decrease in disposal expenses and a 0.2 percentage point decrease in labor expenses resulting from increased labor productivity, partially offset by a 0.2 percentage point increase in cell processing reserves at certain E&P locations.

SG&A. SG&A expenses increased $8.2 million, or 18.2%, to $52.9 million for the three months ended June 30, 2013, from $44.7 million for the three months ended June 30, 2012. The increase was primarily the result of $5.0 million of additional SG&A expenses during the three months ended June 30, 2013 from the R360 acquisition, $0.8 million of additional SG&A expenses from all other acquisitions closed during, or subsequent to, the three months ended June 30, 2012, and the following changes at operations owned in comparable periods in 2012 and 2013: an increase in cash incentive compensation expense of $2.3 million resulting from the achievement of certain financial targets, an increase in payroll and payroll-related expenses of $0.8 million primarily related to annual compensation increases, an increase in recurring equity-based compensation expense associated with our annual grant of restricted stock awards to our personnel of $0.6 million due to an increase in the number of personnel receiving restricted stock awards, an increase in professional fees of $0.3 million due primarily to increased expenses for external accounting and information technology services and $1.1 million of other net increases, partially offset by a decrease of $2.7 million associated with the relocation of our corporate headquarters from Folsom, California to The Woodlands, Texas, which was substantially completed in 2012.

SG&A expenses increased $10.3 million, or 10.7%, to $106.2 million for the six months ended June 30, 2013, from $95.9 million for the six months ended June 30, 2012. The increase was primarily the result of $10.0 million of additional SG&A expenses during the six months ended June 30, 2013 from the R360 acquisition, $2.4 million of additional SG&A expenses from all other acquisitions closed during, or subsequent to, the six months ended June 30, 2012, and the following changes at operations owned in comparable periods in 2012 and 2013: an increase in cash incentive compensation expense of $3.4 million resulting from the achievement of certain financial targets, an increase in payroll and payroll-related expenses of $1.4 million primarily related to annual compensation increases, an increase in professional fees of $0.9 million due primarily to increased expenses for external accounting, tax and information technology services, an increase in recurring equity-based compensation expense associated with our annual grant of restricted stock awards to our personnel of $0.8 million due to an increase in the number of personnel receiving restricted stock awards and $1.4 million of other net increases, partially offset by a decrease in equity-based compensation resulting from a non-recurring grant in 2012 of $3.6 million of immediately vested restricted stock units to certain executive officers at the time the executives agreed to modifications to their employment contracts, a decrease of $4.3 million associated with the relocation of our corporate headquarters from Folsom, California to The Woodlands, Texas, which was substantially completed in 2012, a decrease in direct acquisition expenses of $1.3 million due to a reduction in acquisition activity and a decrease in expenses for uncollectible accounts receivable of $0.8 million due to improved collections of non-current accounts receivable.

SG&A expenses as a percentage of revenues decreased 0.1 percentage points to 10.8% for the three months ended June 30, 2013, from 10.9% for the three months ended June 30, 2012. The decrease as a percentage of revenues was attributable to a 0.6 percentage point decrease in expenses associated with the relocation of our corporate headquarters to The Woodlands, Texas and a 0.4 percentage point decrease due to acquisitions closed during, or subsequent to, the three months ended June 30, 2012, having lower SG&A expenses as a percentage of revenue than our historical company average, partially offset by a 0.6 percentage point increase from increased cash incentive compensation expense, a 0.1 percentage point increase from increased recurring equity-based compensation expense, a 0.1 percentage point increase from increased payroll and payroll-related expenses and a 0.1 percentage point increase from the increase in professional fee expenses.

SG&A expenses as a percentage of revenues decreased 0.9 percentage points to 11.3% for the six months ended June 30, 2013, from 12.2% for the six months ended June 30, 2012. The decrease as a percentage of revenues was attributable to a 0.5 percentage point decrease in expenses associated with the relocation of our corporate headquarters to The Woodlands, Texas, a 0.4 percentage point decrease from lower total equity-based compensation expense, a 0.4 percentage point decrease due to acquisitions closed during, or subsequent to, the six months ended June 30, 2012, having lower SG&A expenses as a percentage of revenue than our historical company average, a 0.2 percentage point decrease due to a decrease in direct acquisition expenses and a 0.1 percentage point decrease due to the decrease in uncollectible accounts receivable, partially offset by a 0.5 percentage point increase from increased cash incentive compensation expense, a 0.1 percentage point increase from increased payroll and payroll-related expenses and a 0.1 percentage point increase from the increase in professional fee expenses.

Depreciation. Depreciation expense increased $15.0 million, or 37.4%, to $54.8 million for the three months ended June 30, 2013, from $39.8 million for the three months ended June 30, 2012. The increase was primarily attributable to $4.3 million of depreciation and $4.9 million of depletion during the three months ended June 30, 2013 from the R360 acquisition, $0.3 million of depreciation and $1.7 million of depletion from all other acquisitions closed during, or subsequent to, the three months ended June 30, 2012, an increase in depletion expense of $1.1 million due primarily to an increase in volumes at our existing landfill operations, an increase in depletion expense of $1.4 million due to an adjustment to final capping obligations at one of our landfill operations and an increase in depreciation expense of $1.3 million associated with additions to our fleet and equipment purchased to support our existing operations.

Depreciation expense increased $29.4 million, or 38.2%, to $106.4 million for the six months ended June 30, 2013, from $77.0 million for the six months ended June 30, 2012. The increase was primarily attributable to $8.3 million of depreciation and $11.9 million of depletion during the six months ended June 30, 2013 from the R360 acquisition, $1.8 million of depreciation and $2.6 million of depletion from all other acquisitions closed during, or subsequent to, the six months ended June 30, 2012, an increase in depreciation expense of $1.4 million associated with additions to our fleet and equipment purchased to support our existing operations, an increase in depletion expense of $3.4 million due primarily to both an increase in volumes at our existing landfill operations and adjustments to landfill closure liabilities.

Depreciation expense as a percentage of revenues increased 1.5 percentage points to 11.2% for the three months ended June 30, 2013, from 9.7% for the three months ended June 30, 2012. The increase as a percentage of revenues was attributable to a 0.9 percentage point increase from an increase in depletion expense at landfills acquired during, or subsequent to, the three months ended June 30, 2012, which have a higher depletion rate per ton relative to our historical company average, a 0.3 percentage point increase in depletion expense associated with adjustments to final capping obligations, a 0.2 percentage point increase in depletion expense at our existing operations due to increased landfill volumes and a 0.1 percentage point increase in depreciation expense at our existing operations due to additions to our fleet and equipment.

Depreciation expense as a percentage of revenues increased 1.5 percentage points to 11.3% for the six months ended June 30, 2013, from 9.8% for the six months ended June 30, 2012. The increase as a percentage of revenues was attributable to a 1.1 percentage point increase from an increase in depletion expense at landfills acquired during, or subsequent to, the six months ended June 30, 2012, which have a higher depletion rate per ton relative to our historical company average, a 0.3 percentage point increase in depletion expense at our existing operations due to increased landfill volumes and the aforementioned adjustments to landfill closure obligations and a 0.1 percentage point increase in depreciation expense at our existing operations due to additions to our fleet and equipment.

Amortization of Intangibles. Amortization of intangibles expense was unchanged at $6.2 million for the three months ended June 30, 2013 and 2012 due primarily to $0.5 million of additional amortization expense for permits and customer lists from the R360 acquisition and $0.1 million of additional amortization expense from all other acquisitions closed during, or subsequent to, the three months ended June 30, 2012, being offset by a $0.6 million decrease in amortization expense resulting from certain intangible assets becoming fully amortized subsequent to the three months ended June 30, 2012.

Amortization of intangibles expense increased $0.8 million, or 6.8%, to $12.6 million for the six months ended June 30, 2013, from $11.8 million for the six months ended June 30, 2012. The increase was primarily attributable to $1.1 million of additional amortization expense during the six months ended June 30, 2013 for permits and customer lists from the R360 acquisition and $0.6 million of additional amortization expense for contracts and customer lists from all other acquisitions closed during, or subsequent to, the six months ended June 30, 2012, partially offset by a decrease in amortization expense of $0.9 million resulting from certain intangible assets becoming fully amortized subsequent to the six months ended June 30, 2012.

Amortization expense as a percentage of revenues decreased 0.2 and 0.1 percentage points to 1.3% and 1.4% for the three and six months ended June 30, 2013, respectively, from 1.5% for the three and six months ended June 30, 2012. The decreases as a percentage of revenues were attributable to the reduction in amortization expense resulting from certain intangible assets becoming fully amortized subsequent to June 30, 2012.

Loss (Gain) on Disposal of Assets. Loss (gain) on disposal of assets increased $3.6 million, to a loss of $3.4 million for the three months ended June 30, 2013, from a gain of $0.2 million for the three months ended June 30, 2012. The increase was attributable to a $3.2 million loss on the disposal of an operating location in 2013 and a $0.8 million write down in the carrying value of assets at an operating location scheduled to be closed in 2013, partially offset by $0.4 million of net gains resulting from the sales proceeds of assets sold exceeding their book carrying values.

Loss (gain) on disposal of assets increased $2.6 million, to a loss of $3.1 million for the six months ended June 30, 2013, from a loss of $0.5 million for the six months ended June 30, 2012. The increase was attributable to a $3.2 million loss on the disposal of an operating location in 2013 compared to a $0.8 million loss on the disposal of an operating location in 2012 and a $0.8 million write down in the carrying value of assets at an operating location scheduled to be closed in 2013, partially offset by $0.6 million of net gains resulting from the sales proceeds of assets sold exceeding their book carrying values. On an aggregate basis, assets disposed in the six months ended June 30, 2013 had a lower book carrying value relative to sales proceeds compared to assets disposed in the six months ended June 30, 2012.

Loss on Prior Corporate Office Lease. Loss on prior corporate office lease consisted of a $10.5 million expense charge recorded in June 2013 associated with the cessation of use of our former corporate headquarters in Folsom, California as a result of our relocation of our corporate headquarters to The Woodlands, Texas in December 2011.

Operating Income. Operating income increased $11.4 million, or 13.9%, to $93.1 million for the three months ended June 30, 2013, from $81.7 million for the three months ended June 30, 2012. The increase was primarily attributable to the $78.7 million increase in revenues, partially offset by the $30.1 million increase in operating costs, $8.2 million increase in SG&A expense, $15.0 million increase in depreciation expense, $10.5 million expense charge recorded for the loss on our prior corporate office lease and $3.6 million increase in loss on disposal of assets.

Operating income increased $33.2 million, or 22.6%, to $180.0 million for the six months ended June 30, 2013, from $146.8 million for the six months ended June 30, 2012. The increase was primarily attributable to the $152.1 million increase in revenues, partially offset by the $65.3 million increase in operating costs, $10.3 million increase in SG&A expense, $29.4 million increase in depreciation expense, $10.5 million expense charge recorded for the loss on our prior corporate office lease, $2.6 million increase in loss on disposal of assets and $0.8 million increase in amortization of intangibles expense.

Operating income as a percentage of revenues decreased 0.9 percentage points to 19.0% for the three months ended June 30, 2013, from 19.9% for the three months ended June 30, 2012. The decrease as a percentage of revenues was due to the previously described 2.1 percentage point increase resulting from the loss on our prior corporate office lease, 1.5 percentage point increase in depreciation expense and 0.8 percentage point increase in loss (gain) on disposal of assets, partially offset by the 3.2 percentage point decrease in cost of operations, 0.2 percentage decrease in amortization expense and 0.1 percentage point decrease in SG&A expense.

Operating income as a percentage of revenues increased 0.5 percentage points to 19.2% for the six months ended June 30, 2013, from 18.7% for the six months ended June 30, 2012. The increase as a percentage of revenues was due to the previously described 2.4 percentage point decrease in cost of operations, 0.9 percentage point decrease in SG&A expense and 0.1 percentage decrease in amortization expense, partially offset by the 1.5 percentage point increase in depreciation expense, 1.1 percentage point increase resulting from the loss on our prior corporate office lease and 0.3 percentage point increase in loss (gain) on disposal of assets.

Interest Expense. Interest expense increased $7.1 million, or 60.0%, to $18.9 million for the three months ended June 30, 2013, from $11.8 million for the three months ended June 30, 2012, due to the following changes for the comparable periods in 2012 and 2013: an increase of $4.5 million from the October 2012 incurrence of our term loan facility to fund a portion of the consideration for the R360 acquisition, an increase of $1.3 million due to an increase in the average outstanding balance on our senior revolving credit facility due to additional borrowings to fund a portion of the consideration for the R360 acquisition, an increase of $0.7 million due to an increase in the applicable margin above the base rate or LIBOR rate under our senior revolving credit facility as a result of our leverage ratio increasing due to our higher total debt balance, an increase of $0.4 million from the amortization of debt issuance costs associated with our term loan facility and amended credit facility and an increase of $0.2 million resulting from interest accretion expense recorded on long-term liabilities recorded at fair value associated with acquisitions closed during, or subsequent to, the three months ended June 30, 2012.

Interest expense increased $13.8 million, or 57.3%, to $37.9 million for the six months ended June 30, 2013, from $24.1 million for the six months ended June 30, 2012, due to the following changes for the comparable periods in 2012 and 2013: an increase of $9.2 million from the October 2012 incurrence of our term loan facility to fund a portion of the consideration for the R360 acquisition, an increase of $2.7 million due to an increase in the average outstanding balance on our senior revolving credit facility due to additional borrowings to fund a portion of the consideration for the R360 acquisition, an increase of $0.7 million due to an increase in the applicable margin above the base rate or LIBOR rate under our senior revolving credit facility as a result of our leverage ratio increasing due to our higher total debt balance, an increase of $0.6 million from the amortization of debt issuance costs associated with our term loan facility and amended credit facility, an increase of $0.4 million resulting from interest accretion expense recorded on long-term liabilities recorded at fair value associated with acquisitions closed during, or subsequent to, the six months ended June 30, 2012, and an increase of $0.2 million due to the commencement of a $150 million interest rate swap in April 2012 with a fixed rate of 0.80%.

Other Income (Expense), Net. Other income (expense), net decreased $1.7 million, to an expense total of $1.7 million for the three months ended June 30, 2013. The decrease consisted of $1.7 million of net increases to the fair value of amounts payable under liability-classified contingent consideration arrangements associated with acquisitions closed prior to 2013.

Other income (expense), net decreased $1.8 million, to an expense total of $1.0 million for the six months ended June 30, 2013, from an income total of $0.8 million for the six months ended June 30, 2012. The decrease was primarily attributable to $1.7 million of net increases to the fair value of amounts payable under liability-classified contingent consideration arrangements associated with acquisitions closed prior to 2013 and $0.1 million of other expenses.

Income Tax Provision. Income taxes increased $1.0 million, or 3.8%, to $28.4 million for the three months ended June 30, 2013, from $27.4 million for the three months ended June 30, 2012, as a result of increased pre-tax income.

Income taxes increased $5.8 million, or 11.8%, to $55.4 million for the six months ended June 30, 2013, from $49.6 million for the six months ended June 30, 2012, as a result of increased pre-tax income.

Our effective tax rates for the three months ended June 30, 2013 and 2012, were 39.3% and 39.2%, respectively.

Our effective tax rates for the six months ended June 30, 2013 and 2012, were 39.3% and 40.1%, respectively.

During the six months ended June 30, 2012, income tax expense and our effective tax rate were impacted by $1.1 million and 0.9 percentage points, respectively, due to $2.9 million of the $3.6 million equity-based compensation granted to certain executive officers, incurred at the time the executives agreed to modifications to their employment contracts, being non-deductible expenses.

SEGMENT RESULTS

General

No single contract or customer accounted for more than 10% of our total revenues at the consolidated or reportable segment level during the periods presented. The table below shows for the periods indicated our total reported revenues attributable to services provided (dollars in thousands).

	Three months ended June 30,				Six months ended June 30,
	2013		2012		2013		2012
Solid waste collection	$306,472	55.1%	$299,666	63.7%	$599,616	56.4%	$576,754	63.9%
Solid waste disposal and transfer	153,600	27.6	130,544	27.7	276,371	26.0	248,283	27.5
E&P waste treatment, disposal and recovery	66,183	11.9	5,378	1.1	126,115	11.9	9,634	1.1
Solid waste recycling	18,610	3.4	21,883	4.7	37,404	3.5	43,097	4.8
Intermodal and other	11,255	2.0	13,269	2.8	23,373	2.2	24,628	2.7

	556,120	100.0%	470,740	100.0%	1,062,879	100.0%	902,396	100.0%

Less: intercompany elimination	(66,739)		(60,009)		(123,607)		(115,235)

Total revenue	$489,381		$410,731		$939,272		$787,161

Our CODM evaluates operating segment profitability and determines resource allocations based on several factors, of which the primary financial measure is EBITDA. EBITDA is not a measure of operating income, operating performance or liquidity under GAAP and may not be comparable to similarly titled measures reported by other companies. Our management uses EBITDA in the evaluation of segment operating performance as it is a profit measure that is generally within the control of the operating segments.

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

Revenues, net of intercompany eliminations, for our reportable segments are shown in the following table in thousands and as a percentage of total revenues for the periods indicated:

	Three months ended June 30,				Six months ended June 30,
	2013		2012		2013		2012
Western	$202,833	41.4%	$201,544	49.1%	$395,984	42.2%	$382,203	48.6%
Central	130,434	26.7	112,680	27.4	245,027	26.1	216,510	27.5
Eastern	95,725	19.6	93,636	22.8	183,494	19.5	182,673	23.2
E&P	60,389	12.3	2,871	0.7	114,767	12.2	5,775	0.7

	$489,381	100.0%	$410,731	100.0%	$939,272	100.0%	$787,161	100.0%

EBITDA for our reportable segments is shown in the following table in thousands and as a percentage of total revenues for the periods indicated:

	Three months ended June 30,				Six months ended June 30,
	2013		2012		2013		2012
Western	$62,386	12.8%	$58,890	14.3%	$120,962	12.9%	$112,692	14.3%
Central	48,517	9.9	40,167	9.8	88,755	9.5	75,617	9.6
Eastern	29,029	5.9	27,231	6.6	54,909	5.8	51,766	6.6
E&P	28,324	5.8	1,957	0.5	50,912	5.4	3,888	0.5
Corporate(a)	(262)	(0.1)	(688)	(0.2)	(2,867)	(0.3)	(7,831)	(1.0)

	$167,994	34.3%	$127,557	31.0%	$312,671	33.3%	$236,132	30.0%

(a)	Corporate functions include accounting, legal, tax, treasury, information technology, risk management, human resources, training and other administrative functions. Amounts reflected are net of allocations to the four operating segments.

A reconciliation of EBITDA to Net income is included in Note 8 to our Condensed Consolidated Financial Statements included in Part 1, Item 1 of this report.

Significant changes in revenue and EBITDA for our reportable segments for the three and six month periods ended June 30, 2013, compared to the three and six month periods ended June 30, 2012, are discussed below:

Segment Revenue

Revenue in our Western segment increased $1.3 million, or 0.6%, to $202.8 million for the three months ended June 30, 2013, from $201.5 million for the three months ended June 30, 2012. The components of the increase consisted of net price increases of $4.8 million, revenue growth from acquisitions closed during, or subsequent to, the three months ended June 30, 2012, of $0.6 million and volume increases of $0.2 million, partially offset by recyclable commodity sales decreases of $1.9 million, intermodal decreases of $1.6 million, other revenue decreases of $0.5 million and decreases of $0.3 million from divested operations.

Revenue in our Western segment increased $13.8 million, or 3.6%, to $396.0 million for the six months ended June 30, 2013, from $382.2 million for the six months ended June 30, 2012. The components of the increase consisted of revenue growth from acquisitions closed during, or subsequent to, the six months ended June 30, 2012, of $12.1 million and net price increases of $9.4 million, partially offset by recyclable commodity sales decreases of $3.1 million, volume decreases of $2.4 million, intermodal revenue decreases of $1.1 million, decreases of $0.6 million from divested operations and other revenue deceases of $0.5 million.

Revenue in our Central segment increased $17.7 million, or 15.8%, to $130.4 million for the three months ended June 30, 2013, from $112.7 million for the three months ended June 30, 2012. The components of the increase consisted of revenue growth from acquisitions closed during, or subsequent to, the three months ended June 30, 2012, of $10.6 million, net price increases of $3.9 million, volume increases of $3.5 million and other revenue increases of $0.1 million, partially offset by recyclable commodity sales decreases of $0.4 million.

Revenue in our Central segment increased $28.5 million, or 13.2%, to $245.0 million for the six months ended June 30, 2013, from $216.5 million for the six months ended June 30, 2012. The components of the increase consisted of revenue growth from acquisitions closed during, or subsequent to, the six months ended June 30, 2012, of $17.9 million, net price increases of $8.4 million, volume increases of $2.6 million and other revenue increases of $0.2 million, partially offset by recyclable commodity sales decreases of $0.6 million.

Revenue in our Eastern segment increased $2.1 million, or 2.2%, to $95.7 million for the three months ended June 30, 2013, from $93.6 million for the three months ended June 30, 2012. The components of the increase consisted of net price increases of $3.0 million, revenue growth from acquisitions closed during, or subsequent to, the three months ended June 30, 2012, of $0.3 million and other revenue increases of $0.1 million, partially offset by recyclable commodity sales decreases of $1.0 million, volume decreases of $0.2 million and decreases of $0.1 million from divested operations.

Revenue in our Eastern segment increased $0.8 million, or 0.4%, to $183.5 million for the six months ended June 30, 2013, from $182.7 million for the six months ended June 30, 2012. The components of the increase consisted of net price increases of $5.9 million, revenue growth from acquisitions closed during, or subsequent to, the six months ended June 30, 2012, of $0.6 million and other revenue increases of $0.2 million, partially offset by volume decreases of $3.8 million, recyclable commodity sales decreases of $1.9 million and decreases of $0.2 million from divested operations.

Revenue in our E&P segment increased $57.5 million, to $60.4 million for the three months ended June 30, 2013, from $2.9 million for the three months ended June 30, 2012. The components of the increase consisted of revenue from the R360 acquisition and other acquisitions closed subsequent to the three months ended June 30, 2012 of $57.8 million, partially offset by volume decreases of $0.3 million.

Revenue in our E&P segment increased $109.0 million, to $114.8 million for the six months ended June 30, 2013, from $5.8 million for the six months ended June 30, 2012. The components of the increase consisted of revenue from the R360 acquisition and other acquisitions closed subsequent to the six months ended June 30, 2012 of $109.7 million, partially offset by volume decreases of $0.7 million.

Segment EBITDA

EBITDA in our Western segment increased $3.5 million, or 5.9%, to $62.4 million for the three months ended June 30, 2013, from $58.9 million for the three months ended June 30, 2012. The increase was primarily due to price increases charged to our customers, decreased rail transportation expenses at our intermodal operations, decreased truck, container and equipment maintenance and repair expenses, decreased expenses associated with the cost of recyclable commodities and decreased auto and workers’ compensation expense under our high deductible insurance program, partially offset by decreased recyclable commodity revenue, decreased intermodal revenue and increased taxes on revenues.

EBITDA in our Western segment increased $8.3 million, or 7.3%, to $121.0 million for the six months ended June 30, 2013, from $112.7 million for the six months ended June 30, 2012. The increase was primarily due to income generated from acquisitions closed during, or subsequent to, the six months ended June 30, 2012, price increases charged to our customers, decreased rail transportation expenses at our intermodal operations, decreased expenses associated with the cost of recyclable commodities, decreased auto and workers’ compensation expense under our high deductible insurance program, decreased disposal expenses and decreased expenses for uncollectible accounts receivable, partially offset by decreased landfill volumes, decreased recyclable commodity revenue, increased taxes on revenues and increased administrative payroll expenses.

EBITDA in our Central segment increased $8.3 million, or 20.8%, to $48.5 million for the three months ended June 30, 2013, from $40.2 million for the three months ended June 30, 2012. The increase was primarily due to income generated from acquisitions closed during, or subsequent to, the three months ended June 30, 2012, price increases charged to our customers, increased landfill volumes, decreased auto and workers’ compensation expense under our high deductible insurance program and decreased allocation of expenses from corporate due to a decrease in the allocation rate, partially offset by decreased recyclable commodity revenue, increased third party trucking and transportation expenses, increased taxes on revenues, increased direct and administrative labor expenses, increased employee benefits expenses, increased diesel fuel expenses and increased truck, container and equipment maintenance and repair expenses.

EBITDA in our Central segment increased $13.2 million, or 17.4%, to $88.8 million for the six months ended June 30, 2013, from $75.6 million for the six months ended June 30, 2012. The increase was primarily due to income generated from acquisitions closed during, or subsequent to, the six months ended June 30, 2012, price increases charged to our customers, increased landfill volumes, decreased auto and workers’ compensation expense under our high deductible insurance program and decreased allocation of expenses from corporate due to a decrease in the allocation rate, partially offset by decreased recyclable commodity revenue, increased insurance premiums under our high deductible insurance program, increased taxes on revenues, increased direct and administrative labor expenses, increased employee benefits expenses, increased diesel fuel expenses and increased truck, container and equipment maintenance and repair expenses.

EBITDA in our Eastern segment increased $1.8 million, or 6.6%, to $29.0 million for the three months ended June 30, 2013, from $27.2 million for the three months ended June 30, 2012. The increase was primarily due to price increases charged to our customers, increased landfill volumes, decreased truck, container and equipment maintenance and repair expenses, decreased expenses associated with the cost of recyclable commodities, decreased auto and workers’ compensation expense under our high deductible insurance program and decreased allocation of expenses from corporate due to a decrease in the allocation rate, partially offset by decreased recyclable commodity revenue, decreased commercial collection volumes, increased diesel fuel expenses and increased third party trucking and transportation expenses.

EBITDA in our Eastern segment increased $3.1 million, or 6.1%, to $54.9 million for the six months ended June 30, 2013, from $51.8 million for the six months ended June 30, 2012. The increase was primarily due to price increases charged to our customers, increased landfill volumes, decreased disposal expenses, decreased truck, container and equipment maintenance and repair expenses, decreased expenses associated with the cost of recyclable commodities, decreased auto and workers’ compensation expense under our high deductible insurance program and decreased allocation of expenses from corporate due to a decrease in the allocation rate, partially offset by decreased recyclable commodity revenue, decreased commercial collection volumes, increased diesel fuel expenses and increased third party trucking and transportation expenses.

EBITDA in our E&P segment increased $26.3 million, to $28.3 million for the three months ended June 30, 2013, from $2.0 million for the three months ended June 30, 2012. The increase was primarily attributable to $27.8 million of EBITDA generated from the R360 acquisition and other acquisitions closed subsequent to the three months ended June 30, 2012, partially offset by increased cell processing reserves and decreased volumes at operations owned in the comparable periods.

EBITDA in our E&P segment increased $47.0 million, to $50.9 million for the six months ended June 30, 2013, from $3.9 million for the six months ended June 30, 2012. The increase was primarily attributable to $49.3 million of EBITDA generated from the R360 acquisition and other acquisitions closed subsequent to the six months ended June 30, 2012, partially offset by increased cell processing reserves and decreased volumes at operations owned in the comparable periods.

EBITDA at Corporate was a loss of $0.3 million and $0.7 million for the three months ended June 30, 2013 and 2012, respectively. The $0.4 million decrease in the loss was primarily due to decreased expenses associated with the relocation of our corporate headquarters from Folsom, California to The Woodlands, Texas, which was substantially completed in 2012, partially offset by an increase in cash incentive compensation expense, an increase in equity-based compensation expense associated with our annual recurring grant of restricted stock units to our personnel, an increase in professional fee expenses and an increase in payroll expenses.

EBITDA at Corporate was a loss of $2.9 million and $7.8 million for the six months ended June 30, 2013 and 2012, respectively. The $4.9 million decrease in the loss was primarily due to decreased expenses associated with the relocation of our corporate headquarters from Folsom, California to The Woodlands, Texas, which was substantially completed in 2012, a decrease in total equity-based compensation expense primarily resulting from a non-recurring grant in 2012 of $3.6 million of immediately vested restricted stock units to certain executive officers at the time the executives agreed to modifications to their employment contracts and a decrease in direct acquisition expenses, partially offset by an increase in cash incentive compensation expense, an increase in equity-based compensation expense associated with our annual recurring grant of restricted stock units to our personnel, an increase in professional fee expenses and an increase in payroll expenses.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain cash flow information for the six month periods ended June 30, 2013 and 2012 (in thousands):

	Six Months Ended June 30,
	2013	2012
Net cash provided by operating activities	$255,523	$204,940
Net cash used in investing activities	(68,321)	(222,413)
Net cash provided by (used in) financing activities	(194,202)	140,975

Net increase (decrease) in cash and equivalents	(7,000)	123,502
Cash and equivalents at beginning of period	23,212	12,643

Cash and equivalents at end of period	$16,212	$136,145

Operating Activities Cash Flows

For the six months ended June 30, 2013, net cash provided by operating activities was $255.5 million. For the six months ended June 30, 2012, net cash provided by operating activities was $204.9 million. The $50.6 million net increase in cash provided by operating activities was due primarily to the following:

1)	An increase in net income of $11.7 million, adjusted for a decrease in cash flows from operating assets and liabilities, net of effects from acquisitions, of $6.1 million to cash provided by operating assets and liabilities of $13.0 million for the six months ended June 30, 2013, from cash provided by operating assets and liabilities of $19.1 million for the six months ended June 30, 2012. The significant components of the $13.0 million in net cash inflows from changes in operating assets and liabilities for the six months ended June 30, 2013, include the following:

a)	an increase in cash resulting from a $2.3 million increase in other long term liabilities due primarily to increased deferred compensation plan liabilities resulting from employee contributions and plan earnings;

b)	an increase in cash resulting from a $9.1 million decrease in prepaid expenses and other current assets due primarily to a decrease in prepaid income taxes;

c)	an increase in cash resulting from an increase in accrued liabilities of $11.8 million due primarily to an increase in the current portion of income taxes payable and accrued interest due to the timing of interest payments on our notes and term loan facility, partially offset by the payment of annual cash incentive compensation in February 2013; and

d)	an increase in cash resulting from an increase in deferred revenue of $1.0 million due primarily to timing of advance billings to our customers; and

e)	a decrease in cash resulting from a $5.2 million increase in accounts receivable due to increased revenues generated from acquisitions; and

f)	a decrease in cash resulting from a $6.1 million decrease in accounts payable due primarily to the timing of payments;

2)	An increase in depreciation and amortization expense of $30.2 million due primarily to assets acquired in acquisitions closed during, or subsequent to, the six months ended June 30, 2012;

3)	An increase in our loss on prior corporate office lease of $10.5 million due to the cessation of use of our former corporate headquarters in Folsom, California in June 2013;

4)	An increase in loss on disposal of assets of $2.6 million due primarily to the sale of an operating location in 2013;

5)	An increase in our provision for deferred taxes of $2.4 million due primarily to an increase in the tax deductibility of goodwill as a result of goodwill recorded from acquisitions closed during, and subsequent to, the six months ended June 30, 2012, partially offset by the deferred tax benefit from the loss on the prior corporate office lease recorded in June 2013 associated with our former corporate headquarters; less

6)	A decrease in equity-based compensation expense of $3.4 million due to a non-recurring grant of $3.6 million of immediately vested restricted stock units to certain executive officers at the time the executives agreed to modifications to their employment contracts during the six months ended June 30, 2012 and a $0.6 million decrease in the fair value of warrants issued as compensation for acquisition-related services due to a decline in acquisition activity, partially offset by a $0.8 million increase associated with our annual grant of restricted stock units to our personnel.

As of June 30, 2013, we had a working capital deficit of $110.6 million, including cash and equivalents of $16.2 million. Our working capital deficit increased $55.5 million from a deficit of $55.1 million at December 31, 2012, including cash and equivalents of $23.2 million. To date, we have experienced no loss or lack of access to our cash or cash equivalents; however, we can provide no assurances that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets. Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements, along with stock repurchase and dividend programs, to reduce the unhedged portion of our indebtedness under our credit facility and to minimize our cash balances.

Investing Activities Cash Flows

Net cash used in investing activities decreased $154.1 million to $68.3 million for the six months ended June 30, 2013, from $222.4 million for the six months ended June 30, 2012. The significant components of the decrease in net cash used include the following:

1)	A decrease in payments for acquisitions of $149.0 million as we paid cash consideration during the six months ended June 30, 2012 for the acquisitions of Alaska Waste and two other solid waste collection businesses and did not close any significant acquisitions during the six months ended June 30, 2013; and

2)	An increase of $18.0 million resulting from the settlement of the final closing date net working capital with the former owners of R360; less

3)	An increase in capital expenditures for property and equipment of $20.1 million due primarily to expenditures to support acquisitions closed during, or subsequent to, the six months ended June 30, 2012, expenditures for leasehold improvements at our new corporate headquarters in The Woodlands, TX and expenditures for trucks in our San Jose, CA location that operate on compressed natural gas.

Financing Activities Cash Flows

Net cash provided by financing activities decreased $335.2 million to net cash used in financing activities of $194.2 million for the six months ended June 30, 2013, from net cash provided by financing activities of $141.0 million for the six months ended June 30, 2012. The significant components of the decrease include the following:

1)	A decrease in cash flows from proceeds from common stock offerings of $369.6 million, net, due to the sale during the six months ended June 30, 2012 of 12,000,000 shares of our common stock in a public offering; and

2)	An increase in cash dividends paid of $3.5 million due to an increase in our quarterly rate from $0.09 per share for the six months ended June 30, 2012 to $0.10 per share for the six months ended June 30, 2013 and an increase in our total common shares outstanding; less

3)	A decrease in net repayments of long-term borrowings of $33.3 million due primarily to net repayments under our credit facility of $194.0 million during the six months ended June 30, 2012 using remaining proceeds from our common stock offering after funding the cash consideration of acquisitions closed during the period, as compared to net repayments under our credit facility and term loan facility of $152.0 million and $10.0 million, respectively, during the six months ended June 30, 2013, primarily from cash generated from operating activities.

Our business is capital intensive. Our capital requirements include acquisitions and capital expenditures for landfill cell construction, landfill development, landfill closure activities and intermodal facility construction in the future.

Our Board of Directors has authorized a common stock repurchase program for the repurchase of up to $1.2 billion of our common stock through December 31, 2014. Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of the common stock and overall market conditions. As of June 30, 2013 and 2012, we had repurchased in aggregate 39.9 million and 39.4 million shares, respectively, of our common stock at an aggregate cost of $784.0 million and $770.7 million, respectively. As of June 30, 2013, the remaining maximum dollar value of shares available for purchase under the program was approximately $416.0 million. No shares were repurchased under the program during the three or six months ended June 30, 2013.

In October 2010, our Board of Directors authorized the initiation of a quarterly cash dividend of $0.075 per share. In October 2011, our Board of Directors authorized an increase to our regular quarterly cash dividend from $0.075 to $0.09 per share. In October 2012, the Board of Directors authorized an increase to our regular quarterly cash dividend from $0.09 to $0.10 per share. Cash dividends of $24.7 million and $21.1 million were paid during the six months ended June 30, 2013 and 2012, respectively. We cannot assure you as to the amounts or timing of future dividends.

We made $87.5 million in capital expenditures during the six months ended June 30, 2013. We expect to make capital expenditures of approximately $185 million in 2013 in connection with our existing business. We have funded and intend to fund the balance of our planned 2013 capital expenditures principally through cash on hand, internally generated funds and borrowings under our credit facility. In addition, we may make substantial additional capital expenditures in acquiring MSW and E&P waste businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity. We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities. We believe that our cash and equivalents, credit facility and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future. However, disruptions in the capital and credit markets could adversely affect our ability to draw on our credit facility or raise other capital. Our access to funds under the credit facility is dependent on the ability of the banks that are parties to the facility to meet their funding commitments. Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.

We are a well-known seasoned issuer with an effective shelf registration statement on Form S-3 filed in February 2012, which registers an unspecified amount of debt or equity securities, including preferred securities, warrants, stockholder rights and units. We may in the future issue debt or equity securities under our shelf registration statement or in private placements from time to time on an opportunistic basis, dependent upon market conditions and available pricing. We expect to use the proceeds from any such offerings for general corporate purposes, including repaying, redeeming or repurchasing debt, acquisitions of additional assets or businesses, capital expenditures and increasing our working capital.

On May 6, 2013, we and certain of our subsidiaries entered into a Second Amended and Restated Credit Agreement (the “credit agreement”) with Bank of America, N.A., as Administrative Agent and the other lenders from time to time party thereto (the “Lenders”). The credit agreement has a scheduled maturity date of May 4, 2018. As of June 30, 2013, we had $635.0 million outstanding under our credit facility, exclusive of outstanding standby letters of credit of $87.0 million.

Pursuant to the credit agreement, the Lenders have committed to provide advances up to an aggregate principal amount of $1.2 billion at any one time outstanding, and we have the option to request increases in the aggregate commitments provided that the aggregate commitments never exceed $1.5 billion. For any such increase, we may ask one or more Lenders to increase their existing commitments and/or invite additional eligible lenders to become Lenders under the credit agreement. As part of the aggregate commitments under the facility, the credit agreement provides for letters of credit to be issued at the request of us in an aggregate amount not to exceed the aggregate commitments and for swing line loans to be issued at our request in an aggregate amount not to exceed a $25 million sublimit.

Interest accrues on advances, at our option, at a LIBOR rate or a base rate plus an applicable margin for each interest period. The issuing fees for all letters of credit are also based on an applicable margin. The applicable margin used in connection with interest rates and fees is based on our consolidated leverage ratio. The applicable margin for LIBOR rate loans and letter of credit fees ranges from 1.125% to 1.750% and the applicable margin for base rate loans and swing line loans ranges from 0.125% to 0.750%. The applicable margin on base rate loans is 0.50% and the current applicable margin on LIBOR loans is 1.50% at June 30, 2013. We also pay a fee based on our consolidated leverage ratio on the actual daily unused amount of the aggregate commitments. The borrowings under the credit agreement are not collateralized. Proceeds of the borrowings under the credit agreement were used to refinance the previous credit facility, under which $680 million was outstanding, and which had a maturity of July 2016, and future borrowings will be used for general corporate purposes, including working capital, capital expenditures and permitted acquisitions.

The credit agreement contains representations, warranties, covenants and events of default, including a change of control event of default and limitations on incurrence of indebtedness and liens, new lines of business, mergers, transactions with affiliates and restrictive agreements. The credit agreement also includes covenants limiting, as of the last day of each fiscal quarter, (a) the ratio of the consolidated funded debt as of such date to the Consolidated EBITDA (as defined in the credit agreement), measured for the preceding 12 months, to not more than 3.50 to 1.00 and (b) the ratio of Consolidated EBIT (as defined in the credit agreement) to consolidated interest expense, in each case, measured for the preceding 12 months, to not less than 2.75 to 1.00. During the continuance of an event of default, the Lenders may take a number of actions, including declaring the entire amount then outstanding under the credit agreement due and payable. As of June 30, 2013, we were in compliance with all applicable covenants in our credit agreement.

On May 6, 2013, we and certain of our subsidiaries entered into an amendment (the “Term Loan Amendment”) to our term loan facility, which changed the range of the additional interest margin applicable to borrowings under the term loan facility to 1.375% to 2.375%, from 1.375% to 2.500%, with respect to LIBOR borrowings and to 0.375% to 1.375%, from 0.375% to 1.500%, with respect to base rate borrowings. All other original terms remain applicable.

As of June 30, 2013, we had the following contractual obligations:

	Payments Due by Period
	(amounts in thousands)
Recorded Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years
Long-term debt	$2,075,703	$55,319	$453,135	$1,256,347	$310,902
Cash interest payments	283,463	65,329	115,823	72,303	30,008
Contingent consideration	98,782	57,147	3,135	3,065	35,435

Long-term debt payments include:

1)	$635.0 million in principal payments due May 2018 related to our credit facility. We may elect to draw amounts on our credit facility in either base rate loans or LIBOR loans. At June 30, 2013, all amounts outstanding under the credit facility were in LIBOR loans, which bear interest at the LIBOR rate plus applicable LIBOR margin (approximately 1.70% at June 30, 2013), and swing line loans, which bear interest at the swing line rate plus applicable swing line margin (approximately 3.75% at June 30, 2013). As of June 30, 2013, our credit facility allowed us to borrow up to $1.2 billion.

2)	$790.0 million in principal payments related to our term loan facility. We may elect to draw amounts on the term loan facility in either base rate loans or LIBOR loans. At June 30, 2013, all amounts outstanding under the term loan facility were in LIBOR loans which bear interest at the LIBOR rate plus the applicable LIBOR margin (approximately 2.07% at June 30, 2013). Our term loan facility matures on October 25, 2017.

3)	$175.0 million in principal payments due 2015 related to our 2015 Notes. Holders of the 2015 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2015 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the Master Note Purchase Agreement. The 2015 Notes bear interest at a rate of 6.22%.

4)	$100.0 million in principal payments due 2016 related to our 2016 Notes. Holders of the 2016 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2016 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the Master Note Purchase Agreement. The 2016 Notes bear interest at a rate of 3.30%.

5)	$50.0 million in principal payments due 2018 related to our 2018 Notes. Holders of the 2018 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2018 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the Master Note Purchase Agreement. The 2018 Notes bear interest at a rate of 4.00%.

6)	$175.0 million in principal payments due 2019 related to our 2019 Notes. Holders of the 2019 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2019 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the Master Note Purchase Agreement. The 2019 Notes bear interest at a rate of 5.25%.

7)	$100.0 million in principal payments due 2021 related to our 2021 Notes. Holders of the 2021 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2021 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the Master Note Purchase Agreement. The 2021 Notes bear interest at a rate of 4.64%.

8)	$35.6 million in principal payments related to our tax-exempt bonds, which bear interest at variable rates (between 0.11% and 0.16%) at June 30, 2013. The tax-exempt bonds have maturity dates ranging from 2014 to 2033.

9)	$15.1 million in principal payments related to our notes payable to sellers and other third parties. Our notes payable to sellers and other third parties bear interest at rates between 2.5% and 10.9% at June 30, 2013, and have maturity dates ranging from 2014 to 2036.

The following assumptions were made in calculating cash interest payments:

1)	We calculated cash interest payments on the credit facility using the LIBOR rate plus the applicable LIBOR margin at June 30, 2013. We assumed the credit facility is paid off when it matures in May 2018.

2)	We calculated cash interest payments on our interest rate swaps using the stated interest rate in the swap agreement less the LIBOR rate through the term of the credit facility.

Contingent consideration payments include $81.7 million recorded as liabilities in our condensed consolidated financial statements at June 30, 2013, and $17.1 million of future interest accretion on the recorded obligations.

	Amount of Commitment Expiration Per Period
	(amounts in thousands)
Unrecorded Obligations(1)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years
Operating leases	$148,559	$19,014	$33,614	$25,398	$70,533
Unconditional purchase obligations	$18,465	$11,284	$7,181	$—	$—

(1)	We are party to operating lease agreements and unconditional purchase obligations. These lease agreements and purchase obligations are established in the ordinary course of our business and are designed to provide us with access to facilities and products at competitive, market-driven prices. At June 30, 2013, our unconditional purchase obligations consisted of multiple fixed-price fuel purchase contracts under which we have 5.3 million gallons remaining to be purchased for a total of $18.5 million, plus taxes and transportation costs upon delivery. The current fuel purchase contracts expire on or before October 31, 2014. These arrangements have not materially affected our financial position, results of operations or liquidity during the six months ended June 30, 2013, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

We have obtained financial surety bonds, primarily to support our financial assurance needs and landfill and E&P operations. We provided customers and various regulatory authorities with surety bonds in the aggregate amounts of approximately $386.8 million and $361.6 million at June 30, 2013 and December 31, 2012, respectively. These arrangements have not materially affected our financial position, results of operations or liquidity during the six months ended June 30, 2013, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

From time to time, we evaluate our existing operations and their strategic importance to us. If we determine that a given operating unit does not have future strategic importance, we may sell or otherwise dispose of those operations. Although we believe our reporting units would not be impaired by such dispositions, we could incur losses on them.

The disposal tonnage that we received in the six month periods ended June 30, 2013 and 2012, at all of our landfills during the respective period, is shown below (tons in thousands):

	Six months ended June 30,
	2013		2012
	Number of Sites	Total Tons	Number of Sites	Total Tons
Owned landfills and landfills operated under life-of-site agreements	49	9,010	41	6,992
Operated landfills	5	218	6	282

	54	9,228	47	7,274

NON-GAAP FINANCIAL MEASURES

Adjusted Free Cash Flow

We present adjusted free cash flow, a non-GAAP financial measure, supplementally because it is widely used by investors as a valuation and liquidity measure in the solid waste industry. Management uses adjusted free cash flow as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We define adjusted free cash flow as net cash provided by operating activities, plus proceeds from disposal of assets, plus or minus change in book overdraft, plus excess tax benefit associated with equity-based compensation, less capital expenditures for property and equipment and distributions to noncontrolling interests. We further adjust this calculation to exclude the effects of items management believes impact the ability to assess the operating performance of our business. This measure is not a substitute for, and should be used in conjunction with, GAAP liquidity or financial measures. Other companies may calculate adjusted free cash flow differently. Our adjusted free cash flow for the six month periods ended June 30, 2013 and 2012, are calculated as follows (amounts in thousands):

	Six months ended June 30,
	2013	2012
Net cash provided by operating activities	$255,523	$204,940
Plus/Less: Change in book overdraft	(90)	136
Plus: Proceeds from disposal of assets	3,622	1,497
Plus: Excess tax benefit associated with equity-based compensation	2,667	3,283
Less: Capital expenditures for property and equipment	(87,541)	(67,445)
Less: Distributions to noncontrolling interests	(198)	(94)
Adjustment:
Corporate office relocation, net of taxes (a)	1,671	6,024

Adjusted free cash flow	$175,654	$148,341

(a)	Reflects the addback of third party expenses and reimbursable advances to employees associated with the relocation of our corporate headquarters from California to Texas.

Adjusted EBITDA

We present adjusted EBITDA, a non-GAAP financial measure, supplementally because it is widely used by investors as a performance and valuation measure in the solid waste industry. Management uses adjusted EBITDA as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We define adjusted EBITDA as income before income tax provision, plus interest expense, plus depreciation and amortization expense, plus closure and post-closure accretion expense, plus or minus any loss or gain on disposal of assets, plus other expense, less other income. We further adjust this calculation to exclude the effects of items management believes impact the ability to assess the operating performance of our business. This measure is not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate adjusted EBITDA differently. Our adjusted EBITDA for the three and six month periods ended June 30, 2013 and 2012, are calculated as follows (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Income before income tax provision	$72,440	$69,928	$141,082	$123,517
Plus: Interest expense	18,928	11,829	37,940	24,114
Plus: Depreciation and amortization	60,977	46,063	119,064	88,867
Plus: Closure and post-closure accretion	753	612	1,514	1,225
Plus/Less: Loss (gain) on disposal of assets	3,445	(243)	3,122	472
Plus/less: Other expense (income), net	1,706	(20)	965	(838)
Adjustments:
Plus: Loss on prior corporate office lease (a)	10,498	—	10,498	—
Plus: Acquisition-related costs (b)	333	382	806	2,159
Plus: Corporate relocation expenses (c)	270	2,990	422	4,717
Plus: Named executive officers’ one-time equity grants (d)	—	—	—	3,585

Adjusted EBITDA	$169,350	$131,541	$315,413	$247,818

(a)	Reflects the addback of the loss on the prior corporate office lease resulting from the relocation of our corporate headquarters from California to Texas.
(b)	Reflects the addback of acquisition-related transaction costs.
(c)	Reflects the addback of costs associated with the relocation of our corporate headquarters from California to Texas.
(d)	Reflects the addback of one-time equity compensation expense incurred at the time our named executive officers’ employment contracts were modified.

Adjusted Net Income and Adjusted Net Income per Diluted Share

We present adjusted net income and adjusted net income per diluted share, both non-GAAP financial measures, supplementally because they are widely used by investors as a valuation measure in the solid waste industry. Management uses adjusted net income and adjusted net income per diluted share as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We provide adjusted net income to exclude the effects of items management believes impact the comparability of operating results between periods. Adjusted net income has limitations due to the fact that it excludes items that have an impact on our financial condition and results of operations. Adjusted net income and adjusted net income per diluted share are not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate adjusted net income and adjusted net income per diluted share differently. Our adjusted net income and adjusted net income per diluted share for the three and six month periods ended June 30, 2013 and 2012, are calculated as follows (amounts in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Reported net income attributable to Waste Connections	$43,967	$42,415	$85,523	$73,719
Adjustments:
Amortization of intangibles, net of taxes (a)	3,835	3,855	7,811	7,346
Acquisition-related expenses, net of taxes (b)	1,248	237	1,540	1,338
Loss (gain) on disposal of assets, net of taxes (c)	2,127	(151)	1,928	292
Corporate relocation expenses, net of taxes (d)	167	1,854	261	2,924
Loss on prior corporate office lease, net of taxes (e)	6,483	—	6,483	—
Named executive officers’ one-time equity grants, net of taxes (f)	—	—	—	3,315

Adjusted net income attributable to Waste Connections	$57,827	$48,210	$103,546	$88,934

Diluted earnings per common share attributable to Waste Connections common stockholders:
Reported net income	$0.35	$0.34	$0.69	$0.61

Adjusted net income	$0.47	$0.39	$0.84	$0.74

(a)	Reflects the elimination of the non-cash amortization of acquisition-related intangible assets.
(b)	Reflects the elimination of acquisition-related expenses, including transaction costs and adjustments to the fair value of contingent consideration.
(c)	Reflects the elimination of a loss (gain) on disposal of assets.
(d)	Reflects the addback of costs associated with the relocation of our corporate headquarters from California to Texas.
(e)	Reflects the addback of the loss on the prior corporate office lease resulting from the relocation of our corporate headquarters from California to Texas.
(f)	Reflects the addback of one-time equity compensation expense incurred at the time our named executive officers’ employment contracts were modified.

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

At June 30, 2013, our derivative instruments included three interest rate swap agreements that effectively fix the interest rate on the applicable notional amounts of our variable rate debt as follows (dollars in thousands):

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

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged floating rate debt. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. We are exposed to cash flow risk due to changes in interest rates with respect to the unhedged floating rate balances owed at June 30, 2013 and December 31, 2012, of $1.136 billion and $1.298 billion, respectively, including floating rate debt under our credit facility, term loan facility and floating rate municipal bond obligations. A one percentage point increase in interest rates on our variable-rate debt as of June 30, 2013 and December 31, 2012, would decrease our annual pre-tax income by approximately $11.4 million and $13.0 million, respectively. All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations, subject to counterparty default risk.

The market price of diesel fuel is unpredictable and can fluctuate significantly. We purchase approximately 30 million gallons of fuel per year; therefore, a significant increase in the price of fuel could adversely affect our business and reduce our operating margins. To manage a portion of this risk, we periodically enter into fuel hedge agreements related to forecasted diesel fuel purchases.

At June 30, 2013, our derivative instruments included one fuel hedge agreement as follows:

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

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged diesel fuel purchases. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. For the year ending December 31, 2013, we expect to purchase approximately 30 million gallons of fuel at market prices. During the six month period of July 1, 2013 to December 31, 2013, we expect to purchase approximately 15 million gallons of fuel at market prices; therefore, a $0.10 per gallon increase in the price of fuel over the remaining six months in 2013 would decrease our pre-tax income during this period by approximately $1.5 million.

We market a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals. We own and operate 38 recycling processing operations and sell other collected recyclable materials to third parties for processing before resale. To reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties. In the event of a decline in recycled commodity prices, a 10% decrease in average recycled commodity prices from the average prices that were in effect during the six months ended June 30, 2013 and 2012, would have had a $3.4 million and $3.9 million impact on revenues for the six months ended June 30, 2013 and 2012, respectively.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2013, that our disclosure controls and procedures were effective at the reasonable assurance level such that information required to be disclosed in our Exchange Act reports: (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended June 30, 2013, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

WASTE CONNECTIONS, INC.

Date: July 24, 2013	BY:	/s/ Ronald J. Mittelstaedt
Ronald J. Mittelstaedt,
Chief Executive Officer

Date: July 24, 2013	BY:	/s/ Worthing F. Jackman
Worthing F. Jackman,
Executive Vice President and Chief Financial Officer

Exhibit Number	Description of Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Registrant, dated as of June 14, 2013

3.2	Third Amended and Restated Bylaws of the Registrant, effective May 15, 2009 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on April 23, 2009)

4.1	First Amendment to Term Loan Agreement, dated as of May 6, 2013

4.2	Second Amended and Restated Credit Agreement, dated as of May 6, 2013

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document