Form 10-Q
period 2013-09-30
Waste Connections, Inc.
filed 2013-10-23
CIK 1057058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 14, 2013: 123,546,601 shares of common stock

WASTE CONNECTIONS, INC.

FORM  10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and equivalents	$19,281	$23,212
Accounts receivable, net of allowance for doubtful accounts of $6,458 and $6,548 at September 30, 2013 and December 31, 2012, respectively	238,842	235,762
Deferred income taxes	37,952	45,798
Prepaid expenses and other current assets	33,405	57,714

Total current assets	329,480	362,486
Property and equipment, net	2,424,716	2,457,606
Goodwill	1,637,541	1,636,557
Intangible assets, net	521,204	541,908
Restricted assets	35,265	34,889
Other assets, net	46,441	42,580

	$4,994,647	$5,076,026

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$115,404	$130,260
Book overdraft	12,192	12,567
Accrued liabilities	134,951	121,829
Deferred revenue	68,644	69,930
Current portion of contingent consideration	30,722	49,018
Current portion of long-term debt and notes payable	7,456	33,968

Total current liabilities	369,369	417,572
Long-term debt and notes payable	2,025,664	2,204,967
Long-term portion of contingent consideration	25,044	30,346
Other long-term liabilities	83,784	75,129
Deferred income taxes	483,433	464,882

Total liabilities	2,987,294	3,192,896
Commitments and contingencies (Note 17)
Equity:
Preferred stock: $0.01 par value per share; 7,500,000 shares authorized; none issued and outstanding	—	—
Common stock: $0.01 par value per share; 250,000,000 shares authorized; 123,546,188 and 123,019,494 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	1,235	1,230
Additional paid-in capital	791,519	779,904
Accumulated other comprehensive loss	(2,947)	(6,165)
Retained earnings	1,212,412	1,103,188

Total Waste Connections’ equity	2,002,219	1,878,157
Noncontrolling interest in subsidiaries	5,134	4,973

Total equity	2,007,353	1,883,130

	$4,994,647	$5,076,026

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME

(Unaudited)

(In thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues	$503,646	$425,654	$1,442,918	$1,212,815
Operating expenses:
Cost of operations	274,141	243,243	794,588	698,351
Selling, general and administrative	53,536	47,977	159,690	143,899
Depreciation	55,863	42,313	162,277	119,331
Amortization of intangibles	6,211	6,267	18,861	18,115
Loss (gain) on disposal of assets	(1,129)	244	1,993	715
Gain from litigation settlement	—	(3,537)	—	(3,537)
Loss (gain) on prior office leases	(596)	—	9,902	—

Operating income	115,620	89,147	295,607	235,941
Interest expense	(17,911)	(11,949)	(55,851)	(36,063)
Other income (expense), net	845	825	(119)	1,663

Income before income tax provision	98,554	78,023	239,637	201,541
Income tax provision	(37,641)	(28,403)	(93,049)	(77,967)

Net income	60,913	49,620	146,588	123,574
Less: Net income attributable to noncontrolling interests	(207)	(235)	(359)	(470)

Net income attributable to Waste Connections	$60,706	$49,385	$146,229	$123,104

Earnings per common share attributable to Waste Connections’ common stockholders:
Basic	$0.49	$0.40	$1.18	$1.02

Diluted	$0.49	$0.40	$1.18	$1.02

Shares used in the per share calculations:
Basic	123,676,936	123,031,259	123,557,317	120,571,106

Diluted	124,279,666	123,665,589	124,089,422	121,198,901

Cash dividends per common share	$0.10	$0.09	$0.30	$0.27

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income	$60,913	$49,620	$146,588	$123,574
Other comprehensive income (loss), before tax:
Interest rate swap amounts reclassified into interest expense	1,424	1,380	4,203	3,886
Fuel hedge amounts reclassified into cost of operations	—	(1,093)	—	(3,327)
Changes in fair value of interest rate swaps	(1,310)	(2,415)	514	(7,208)
Changes in fair value of the fuel hedge	438	1,782	486	2,455

Other comprehensive income (loss) before tax	552	(346)	5,203	(4,194)
Income tax (expense) benefit related to items of other comprehensive income	(211)	131	(1,985)	1,594

Other comprehensive income (loss), net of tax	341	(215)	3,218	(2,600)

Comprehensive income	61,254	49,405	149,806	120,974
Less: Comprehensive income attributable to noncontrolling interests	(207)	(235)	(359)	(470)

Comprehensive income attributable to Waste Connections	$61,047	$49,170	$149,447	$120,504

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2013

(Unaudited)

(In thousands, except share amounts)

	Waste Connections’ Equity
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Noncontrolling
	Shares	Amount	Capital	Income (Loss)	Earnings	Interests	Total
Balances at December 31, 2012	123,019,494	$1,230	$779,904	$(6,165)	$1,103,188	$4,973	$1,883,130
Vesting of restricted stock units	480,903	5	(5)	—	—	—	—
Tax withholdings related to net share settlements of restricted stock units	(151,769)	(2)	(5,419)	—	—	—	(5,421)
Equity-based compensation	—	—	11,268	—	—	—	11,268
Exercise of stock options and warrants	197,560	2	2,232	—	—	—	2,234
Excess tax benefit associated with equity-based compensation	—	—	3,539	—	—	—	3,539
Cash dividends on common stock	—	—	—	—	(37,005)	—	(37,005)
Amounts reclassified into earnings, net of taxes	—	—	—	2,595	—	—	2,595
Changes in fair value of cash flow hedges, net of taxes	—	—	—	623	—	—	623
Distributions to noncontrolling interests	—	—	—	—	—	(198)	(198)
Net income	—	—	—	—	146,229	359	146,588

Balances at September 30, 2013	123,546,188	$1,235	$791,519	$(2,947)	$1,212,412	$5,134	$2,007,353

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

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$146,588	$123,574
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of assets	1,993	715
Depreciation	162,277	119,331
Amortization of intangibles	18,861	18,115
Deferred income taxes, net of acquisitions	24,411	18,451
Amortization of debt issuance costs	2,836	1,247
Equity-based compensation	11,268	14,036
Interest income on restricted assets	(295)	(491)
Interest accretion	3,677	2,798
Excess tax benefit associated with equity-based compensation	(3,539)	(3,415)
Loss on prior office leases	9,902	—
Payment of contingent consideration recorded in earnings	(5,059)	—
Net change in operating assets and liabilities, net of acquisitions	12,484	32,378

Net cash provided by operating activities	385,404	326,739

Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(2,031)	(223,256)
Proceeds from adjustment to acquisition consideration	18,000	—
Capital expenditures for property and equipment	(140,872)	(110,995)
Proceeds from disposal of assets	9,075	2,107
Increase in restricted assets, net of interest income	(81)	4,779
Other	(4,868)	(6,287)

Net cash used in investing activities	(120,777)	(333,652)

Cash flows from financing activities:
Proceeds from long-term debt	212,500	334,000
Principal payments on notes payable and long-term debt	(418,316)	(545,069)
Payment of contingent consideration recorded at acquisition date	(23,530)	(4,099)
Change in book overdraft	(374)	(3,383)
Proceeds from option and warrant exercises	2,234	1,042
Excess tax benefit associated with equity-based compensation	3,539	3,415
Payments for repurchase of common stock	—	(18,597)
Payments for cash dividends	(37,005)	(32,182)
Tax withholdings related to net share settlements of restricted stock units	(5,421)	(6,039)
Distributions to noncontrolling interests	(198)	(94)
Debt issuance costs	(1,987)	(776)
Proceeds from common stock offering, net	—	369,584

Net cash provided by (used in) financing activities	(268,558)	97,802

Net increase (decrease) in cash and equivalents	(3,931)	90,889
Cash and equivalents at beginning of period	23,212	12,643

Cash and equivalents at end of period	$19,281	$103,532

Non-cash financing activity:
Liabilities assumed and notes payable issued to sellers of businesses acquired	$486	$51,004

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

1. BASIS OF PRESENTATION AND SUMMARY

The accompanying condensed consolidated financial statements relate to Waste Connections, Inc. and its subsidiaries (“WCI” or the “Company”) for the three and nine month periods ended September 30, 2013 and 2012. In the opinion of management, the accompanying balance sheets and related interim statements of net income, comprehensive income, cash flows and equity include all adjustments, consisting only of normal recurring items, necessary for their fair statement in conformity with U.S. generally accepted accounting principles (“GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include accounting for landfills, self-insurance accruals, income taxes, allocation of acquisition purchase price and asset impairments. An additional area that involves estimation is when the Company estimates the amount of potential exposure it may have with respect to litigation, claims and assessments in accordance with the accounting guidance on contingencies. Actual results could differ materially from the estimates and assumptions that the Company uses in the preparation of its condensed consolidated financial statements.

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

4. LANDFILL ACCOUNTING

At September 30, 2013, the Company owned or operated 42 municipal solid waste (“MSW”) landfills, five exploration and production (“E&P”) waste landfills, which only accept E&P waste, and seven non-MSW landfills, which only accept construction and demolition, industrial and other non-putrescible waste. At September 30, 2013, the Company owned 43 landfills, and operated, but did not own, six landfills under life-of-site operating agreements and five landfills under limited-term operating agreements. The Company’s landfills had site costs with a net book value of $1,626,169 at September 30, 2013. For the Company’s landfills operated under limited-term operating agreements and life-of-site operating agreements, the owner of the property (generally a municipality) usually owns the permit and the Company operates the landfill for a contracted term. Where the contracted term is not the life of the landfill, the property owner is generally responsible for final capping, closure and post-closure obligations. The Company is responsible for all final capping, closure and post-closure liabilities at five of the six landfills that it operates under life-of-site operating agreements.

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

Based on remaining permitted capacity as of September 30, 2013, and projected annual disposal volumes, the average remaining landfill life for the Company’s owned landfills and landfills operated under life-of-site operating agreements is estimated to be approximately 34 years. As of September 30, 2013, the Company is seeking to expand permitted capacity at eight of its owned landfills and two landfills that it operates under life-of-site operating agreements, and considers the achievement of these expansions to be probable. Although the Company cannot be certain that all future expansions will be permitted as designed, the average remaining life, when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume, of the Company’s owned landfills and landfills operated under life-of-site operating agreements is approximately 43 years, with lives ranging from approximately 6 to 201 years.

During the nine months ended September 30, 2013 and 2012, the Company expensed $60,142 and $35,219, respectively, or an average of $4.21 and $3.15 per ton consumed, respectively, related to landfill depletion at owned landfills and landfills operated under life-of-site agreements.

The Company reserves for final capping, closure and post-closure maintenance obligations at the landfills it owns and five of the six landfills it operates under life-of-site operating agreements. The Company calculates the net present value of its final capping, closure and post-closure liabilities by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure and discounting the inflated total to its present value using a credit-adjusted risk-free rate. Any changes in expectations that result in an upward revision to the estimated undiscounted cash flows are treated as a new liability and are inflated and discounted at rates reflecting current market conditions. Any changes in expectations that result in a downward revision (or no revision) to the estimated undiscounted cash flows result in a liability that is inflated and discounted at rates reflecting the market conditions at the time the cash flows were originally estimated. This policy results in the Company’s final capping, closure and post-closure liabilities being recorded in “layers.” The Company’s discount rate assumption for purposes of computing 2013 and 2012 “layers” for final capping, closure and post-closure obligations was 5.75% for each year, which reflects the Company’s long-term cost of borrowing as of the end of 2012 and 2011. The Company’s inflation rate assumption is 2.5% for the years ending December 31, 2013 and 2012. The resulting final capping, closure and post-closure obligations are recorded on the balance sheet along with an offsetting addition to site costs which is amortized to depletion expense as the remaining landfill airspace is consumed. Interest is accreted on the recorded liability using the corresponding discount rate. During the nine months ended September 30, 2013 and 2012, the Company expensed $2,077 and $1,870, respectively, or an average of $0.15 and $0.17 per ton consumed, respectively, related to final capping, closure and post-closure accretion expense.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

The following is a reconciliation of the Company’s final capping, closure and post-closure liability balance from December 31, 2012 to September 30, 2013:

Final capping, closure and post-closure liability at December 31, 2012	$46,473
Adjustments to final capping, closure and post-closure liabilities	(3,596)
Liabilities incurred	3,884
Accretion expense associated with landfill obligations	2,077
Closure payments	(182)

Final capping, closure and post-closure liability at September 30, 2013	$48,656

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

At September 30, 2013, $32,816 of the Company’s restricted assets balance was for purposes of securing its performance of future final capping, closure and post-closure obligations.

5. LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2013	December 31, 2012
Revolver under credit facility, bearing interest ranging from 1.47% to 4.25%*	$663,500	$787,000
Term loan facility, bearing interest ranging from 2.06% to 2.70%*	720,000	800,000
2015 Notes, bearing interest at 6.22%	175,000	175,000
2016 Notes, bearing interest at 3.30%	100,000	100,000
2018 Notes, bearing interest at 4.00%	50,000	50,000
2019 Notes, bearing interest at 5.25%	175,000	175,000
2021 Notes, bearing interest at 4.64%	100,000	100,000
Tax-exempt bonds, bearing interest ranging from 0.10% to 0.35%*	35,150	35,655
Notes payable to sellers and other third parties, bearing interest at 2.5% to 10.9%*	14,470	16,280

	2,033,120	2,238,935
Less – current portion	(7,456)	(33,968)

	$2,025,664	$2,204,967

*	Interest rates in the table above represent the range of interest rates incurred during the nine month period ended September 30, 2013.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

Amendment to Master Note Purchase Agreement

On August 9, 2013, the Company and certain of its subsidiaries entered into Amendment No. 4 to the Master Note Purchase Agreement, dated July 15, 2008, as amended, increasing the aggregate principal amount of notes issuable under the Master Note Purchase Agreement from $750,000 to $1,250,000, representing a $500,000 increase. The Amendment also facilitates the future issuance of floating rate notes.

The Company currently has $600,000 of Notes outstanding under the Master Note Purchase Agreement. With the execution of the Amendment, the Company will be able to sell up to $650,000 of additional Notes under and subject to the terms of the Master Note Purchase Agreement. No existing or potential note holder has any obligation to purchase additional notes under the Master Note Purchase Agreement.

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

Interest accrues on advances, at the Company’s option, at a LIBOR rate or a base rate plus an applicable margin for each interest period. The issuing fees for all letters of credit are also based on an applicable margin. The applicable margin used in connection with interest rates and fees is based on the Company’s consolidated leverage ratio. The applicable margin for LIBOR rate loans and letter of credit fees ranges from 1.125% to 1.750% and the applicable margin for base rate loans and swing line loans ranges from 0.125% to 0.750%. The Company will also pay a fee based on its consolidated leverage ratio on the actual daily unused amount of the aggregate commitments. The borrowings under the credit agreement are not collateralized. Proceeds of the borrowings under the credit agreement were used to refinance the previous credit facility, under which $680,000 was outstanding, and which had a maturity of July 2016, and future borrowings will be used for general corporate purposes, including working capital, capital expenditures and permitted acquisitions.

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

6. ACQUISITIONS

The Company acquired six individually immaterial non-hazardous solid waste collection businesses during the nine months ended September 30, 2013. The Company acquired Alaska Pacific Environmental Services Anchorage, LLC and Alaska Green Waste Solutions, LLC (together, “Alaska Waste”), SKB Environmental, Inc. (“SKB”) and an additional five non-hazardous solid waste collection, transfer and disposal businesses during the nine months ended September 30, 2012.

Pursuant to the SKB stock purchase agreement, the Company was required to remit additional consideration to the former shareholders of SKB if the acquired operations exceeded earnings targets specified in the stock purchase agreement over a one-year earn out period ending June 30, 2013. The Company computed the fair value of the contingent consideration at the purchase date to be $20,711, based upon probability assessments of the expected future cash flows over the one-year period in which the obligation was expected to be settled. Based upon the actual earnings of SKB over the one-year earn out period, the final additional consideration was $25,768, which the Company paid in July 2013. The difference between the final contingent consideration paid and the fair value of the contingent consideration at the purchase date was charged to expense in Other income (expense), net in the Company’s Condensed Consolidated Statements of Net Income.

The acquisitions completed during the nine months ended September 30, 2013 and 2012, were not material to the Company’s results of operations, either individually or in the aggregate. As a result, pro forma financial information has not been provided. The results of operations of the acquired businesses have been included in the Company’s condensed consolidated financial statements from their respective acquisition dates. The Company expects these acquired businesses to contribute towards the achievement of the Company’s strategy to expand through acquisitions.

Cash consideration for the acquisition of the business of R360 Environmental Solutions, Inc. (“R360”) in October 2012 included payment for the estimated net working capital of $18,906, as defined in the acquisition agreement, which was subject to final adjustment subsequent to the close of the acquisition. In March 2013, Waste Connections received $18,000 from the former owners of R360 due to the final adjustment to the net working capital that was estimated at the closing date.

During the nine months ended September 30, 2013 and 2012, the Company incurred $974 and $3,610, respectively, of acquisition-related costs. These expenses are included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Net Income.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

7. INTANGIBLE ASSETS, NET

Intangible assets, exclusive of goodwill, consisted of the following at September 30, 2013:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$195,878	$(43,606)	$152,272
Customer lists	139,789	(55,612)	84,177
Other	41,394	(10,282)	31,112

	377,061	(109,500)	267,561
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	151,505	—	151,505
Material recycling facility permits	42,283	—	42,283
E&P facility permits	59,855	—	59,855

	253,643	—	253,643

Intangible assets, exclusive of goodwill	$630,704	$(109,500)	$521,204

The weighted-average amortization period of customer lists acquired during the nine months ended September 30, 2013 was 6.7 years.

Intangible assets, exclusive of goodwill, consisted of the following at December 31, 2012:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$198,779	$(38,447)	$160,332
Customer lists	139,354	(43,457)	95,897
Other	41,472	(9,436)	32,036

	379,605	(91,340)	288,265
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	151,505	—	151,505
Material recycling facility permits	42,283	—	42,283
E&P facility permits	59,855	—	59,855

	253,643	—	253,643

Intangible assets, exclusive of goodwill	$633,248	$(91,340)	$541,908

Estimated future amortization expense for the next five years of finite-lived intangible assets is as follows:

For the year ending December 31, 2013	$25,061
For the year ending December 31, 2014	$24,410
For the year ending December 31, 2015	$23,759
For the year ending December 31, 2016	$19,807
For the year ending December 31, 2017	$17,835

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

Prior to October 2012, the Company managed its operations through three geographic operating segments (Western, Central and Eastern), which were also its reportable segments. In October 2012, as a result of the R360 acquisition, the Company realigned its reporting structure and created a fourth operating segment, the E&P segment, which includes the majority of the Company’s E&P waste treatment and disposal operations. As a result, the Company’s three geographic operating segments and its E&P segment comprise the Company’s reportable segments. Additionally, in January 2013, the Company transferred an E&P operation in Louisiana, owned by the Company prior to the R360 acquisition, from its Central segment to its E&P segment. Each operating segment is responsible for managing several vertically integrated operations, which are comprised of districts. The segment information presented herein reflects the addition of the new E&P segment and the transfer of the Company’s E&P operation in Louisiana to the E&P segment. Under the current structure, the Company’s Western segment is comprised of operating locations in Alaska, California, Idaho, Montana, Nevada, Oregon, Washington and western Wyoming; the Company’s Central segment is comprised of operating locations in Arizona, Colorado, Kansas, Louisiana, Minnesota, Nebraska, New Mexico, Oklahoma, South Dakota, Texas, Utah and eastern Wyoming; and the Company’s Eastern segment is comprised of operating locations in Alabama, Illinois, Iowa, Kentucky, Massachusetts, Michigan, Mississippi, New York, North Carolina, South Carolina and Tennessee. The E&P segment is comprised of the Company’s E&P operations in Louisiana, New Mexico, North Dakota, Oklahoma, Texas, Wyoming and along the Gulf of Mexico.

The Company’s Chief Operating Decision Maker (“CODM”) evaluates operating segment profitability and determines resource allocations based on several factors, of which the primary financial measure is EBITDA. The Company defines EBITDA as earnings before interest, taxes, depreciation, amortization, gain (loss) on disposal of assets, loss on prior office leases and other income (expense). EBITDA is not a measure of operating income, operating performance or liquidity under GAAP and may not be comparable to similarly titled measures reported by other companies. The Company’s management uses EBITDA in the evaluation of segment operating performance as it is a profit measure that is generally within the control of the operating segments. A reconciliation of EBITDA to Income before income tax provision is included at the end of this Note 8.

Summarized financial information concerning the Company’s reportable segments for the three and nine months ended September 30, 2013 and 2012, is shown in the following tables:

Three Months Ended September 30, 2013	Gross Revenues	Intercompany Revenues(b)	Net Revenues	EBITDA(c)
Western	$236,849	$(26,638)	$210,211	$67,773
Central	151,181	(16,848)	134,333	48,845
Eastern	115,944	(19,884)	96,060	28,038
E&P	65,376	(2,334)	63,042	31,125
Corporate(a)	—	—	—	188

	$569,350	$(65,704)	$503,646	$175,969

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

Three Months Ended September 30, 2012	Gross Revenues	Intercompany Revenues(b)	Net Revenues	EBITDA(c)
Western	$228,906	$(24,943)	$203,963	$61,119
Central	139,802	(14,007)	125,795	47,072
Eastern	112,753	(19,995)	92,758	26,113
E&P	3,138	—	3,138	2,122
Corporate(a)	—	—	—	(1,992)

	$484,599	$(58,945)	$425,654	$134,434

Nine Months Ended September 30, 2013	Gross Revenues	Intercompany Revenues(b)	Net Revenues	EBITDA(c)
Western	$682,705	$(76,510)	$606,195	$188,736
Central	426,353	(46,993)	379,360	137,600
Eastern	336,916	(57,362)	279,554	82,947
E&P	186,255	(8,446)	177,809	82,036
Corporate(a)	—	—	—	(2,679)

	$1,632,229	$(189,311)	$1,442,918	$488,640

Nine Months Ended September 30, 2012	Gross Revenues	Intercompany Revenues(b)	Net Revenues	EBITDA(c)
Western	$660,679	$(74,513)	$586,166	$173,810
Central	384,520	(42,215)	342,305	122,688
Eastern	332,883	(57,452)	275,431	77,879
E&P	8,913	—	8,913	6,011
Corporate(a)	—	—	—	(9,823)

	$1,386,995	$(174,180)	$1,212,815	$370,565

(a)	Corporate functions include accounting, legal, tax, treasury, information technology, risk management, human resources, training and other administrative functions. Amounts reflected are net of allocations to the four operating segments.
(b)	Intercompany revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.
(c)	For those items included in the determination of EBITDA, the accounting policies of the segments are the same as those described in the Company’s most recent Annual Report on Form 10-K.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

The following tables show changes in goodwill during the nine months ended September 30, 2013 and 2012, by reportable segment:

	Western	Central	Eastern	E&P	Total
Balance as of December 31, 2012	$373,143	$430,412	$380,561	$452,441	$1,636,557
Goodwill transferred	—	(9,196)	—	9,196	—
Goodwill acquired	521	70	567	575	1,733
Goodwill divested	(749)	—	—	—	(749)

Balance as of September 30, 2013	$372,915	$421,286	$381,128	$462,212	$1,637,541

	Western	Central	Eastern	E&P	Total
Balance as of December 31, 2011	$313,038	$424,223	$379,627	$—	$1,116,888
Goodwill acquired	60,043	6,690	238	—	66,971
Goodwill divested	—	(496)	—	—	(496)

Balance as of September 30, 2012	$373,081	$430,417	$379,865	$—	$1,183,363

The Company has no accumulated impairment losses associated with goodwill.

A reconciliation of the Company’s primary measure of segment profitability (EBITDA) to Income before income tax provision in the Condensed Consolidated Statements of Net Income is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Western segment EBITDA	$67,773	$61,119	$188,736	$173,810
Central segment EBITDA	48,845	47,072	137,600	122,688
Eastern segment EBITDA	28,038	26,113	82,947	77,879
E&P segment EBITDA	31,125	2,122	82,036	6,011

Subtotal reportable segments	175,781	136,426	491,319	380,388
Unallocated corporate overhead	188	(1,992)	(2,679)	(9,823)
Depreciation	(55,863)	(42,313)	(162,277)	(119,331)
Amortization of intangibles	(6,211)	(6,267)	(18,861)	(18,115)
Gain (loss) on disposal of assets	1,129	(244)	(1,993)	(715)
Gain (loss) on prior office leases	596	—	(9,902)	—
Gain from litigation settlement	—	3,537	—	3,537
Interest expense	(17,911)	(11,949)	(55,851)	(36,063)
Other income (expense), net	845	825	(119)	1,663

Income before income tax provision	$98,554	$78,023	$239,637	$201,541

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

The following table shows, for the periods indicated, the Company’s total reported revenues by service line and with intercompany eliminations:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Solid waste collection	$312,872	$304,166	$912,488	$880,920
Solid waste disposal and transfer	158,142	142,293	434,513	390,576
E&P waste treatment, disposal and recovery	68,605	5,824	194,720	15,458
Solid waste recycling	18,402	18,712	55,806	61,809
Intermodal and other	11,329	13,604	34,702	38,232

	569,350	484,599	1,632,229	1,386,995
Less: intercompany elimination	(65,704)	(58,945)	(189,311)	(174,180)

Total revenues	$503,646	$425,654	$1,442,918	$1,212,815

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

At September 30, 2013, the Company’s derivative instruments included three interest rate swap agreements as follows:

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

At September 30, 2013, the Company’s derivative instruments included one fuel hedge agreement as follows:

Date Entered	Notional Amount (in gallons per month)	Diesel Rate Paid Fixed (per gallon)	Diesel Rate Received Variable	Effective Date	Expiration Date
June 2012	300,000	$3.60	DOE Diesel Fuel Index*	January 2014	December 2015

*	If the national U.S. on-highway average price for a gallon of diesel fuel (“average price”), as published by the Department of Energy (“DOE”), exceeds the contract price per gallon, the Company receives the difference between the average price and the contract price (multiplied by the notional number of gallons) from the counterparty. If the average price is less than the contract price per gallon, the Company pays the difference to the counterparty.

The fair values of derivative instruments designated as cash flow hedges as of September 30, 2013, were as follows:

Derivatives Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps			Accrued liabilities(a)	$(3,940)
			Other long-term liabilities	(2,506)
Fuel hedge	Prepaid expenses and other current assets(b)	$701
	Other assets, net	972

Total derivatives designated as cash flow hedges		$1,673		$(6,446)

(a)	Represents the estimated amount of the existing unrealized losses on interest rate swaps as of September 30, 2013 (based on the interest rate yield curve at that date), included in AOCL expected to be reclassified into pre-tax earnings within the next 12 months. The actual amounts reclassified into earnings are dependent on future movements in interest rates.
(b)	Represents the estimated amount of the existing unrealized gains on the fuel hedge as of September 30, 2013 (based on the forward DOE diesel fuel index curve at that date), included in AOCL expected to be reclassified into pre-tax earnings within the next 12 months. The actual amounts reclassified into earnings are dependent on future movements in diesel fuel prices.

The fair values of derivative instruments designated as cash flow hedges as of December 31, 2012, were as follows:

Derivatives Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps			Accrued liabilities	$(5,374)
			Other long-term liabilities	(5,789)
Fuel hedge	Other assets, net	$1,187

Total derivatives designated as cash flow hedges		$1,187		$(11,163)

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

The following table summarizes the impact of the Company’s cash flow hedges on the results of operations, comprehensive income and AOCL for the three and nine months ended September 30, 2013 and 2012:

Derivatives Designated as Cash Flow Hedges	Amount of Gain or (Loss) Recognized as AOCL on Derivatives, Net of Tax (Effective Portion)(a)		Statement of Income Classification	Amount of (Gain) or Loss Reclassified from AOCL into Earnings, Net of Tax (Effective Portion) (b),(c)
	Three Months Ended September 30,			Three Months Ended September 30,
	2013	2012		2013	2012
Interest rate swaps	$(809)	$(1,497)	Interest expense	$879	$855
Fuel hedge	271	1,105	Cost of operations	—	(678)

Total	$(538)	$(392)		$879	$177

Derivatives Designated as Cash Flow Hedges	Amount of Gain or (Loss) Recognized as AOCL on Derivatives, Net of Tax (Effective Portion)(a)		Statement of Income Classification	Amount of (Gain) or Loss Reclassified from AOCL into Earnings, Net of Tax (Effective Portion) (b),(c)
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2013	2012		2013	2012
Interest rate swaps	$323	$(4,469)	Interest expense	$2,595	$2,409
Fuel hedge	300	1,522	Cost of operations	—	(2,062)

Total	$623	$(2,947)		$2,595	$347

(a)	In accordance with the derivatives and hedging guidance, the effective portions of the changes in fair values of interest rate swaps and the fuel hedge have been recorded in equity as a component of AOCL. As the critical terms of the interest rate swaps match the underlying debt being hedged, no ineffectiveness is recognized on these swaps and, therefore, all unrealized changes in fair value are recorded in AOCL. Because changes in the actual price of diesel fuel and changes in the DOE index price do not offset exactly each reporting period, the Company assesses whether the fuel hedge is highly effective using the cumulative dollar offset approach.
(b)	Amounts reclassified from AOCL into earnings related to realized gains and losses on interest rate swaps are recognized when interest payments or receipts occur related to the swap contracts, which correspond to when interest payments are made on the Company’s hedged debt.
(c)	Amounts reclassified from AOCL into earnings related to realized gains and losses on the fuel hedge are recognized when settlement payments or receipts occur related to the hedge contract, which correspond to when the underlying fuel is consumed.

The Company measures and records ineffectiveness on the fuel hedge in Cost of operations in the Condensed Consolidated Statements of Net Income on a monthly basis based on the difference between the DOE index price and the actual price of diesel fuel purchased, multiplied by the notional number of gallons on the contract. There was no significant ineffectiveness recognized on the fuel hedge during the nine months ended September 30, 2012.

See Note 13 for further discussion on the impact of the Company’s hedge accounting to its consolidated Comprehensive income and AOCL.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash and equivalents, trade receivables, restricted assets, trade payables, debt instruments, contingent consideration obligations, interest rate swaps and a fuel hedge. As of September 30, 2013 and December 31, 2012, the carrying values of cash and equivalents, trade receivables, restricted assets, trade payables and contingent consideration are considered to be representative of their respective fair values. The carrying values of the Company’s debt instruments, excluding certain notes as listed in the table below, approximate their fair values as of September 30, 2013 and December 31, 2012, based on current borrowing rates, current remaining average life to maturity and borrower credit quality for similar types of borrowing arrangements, and are classified as Level 2 within the fair value hierarchy. The carrying values and fair values of the Company’s debt instruments where the carrying values do not approximate their fair values as of September 30, 2013 and December 31, 2012, are as follows:

	Carrying Value at		Fair Value* at
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
6.22% Senior Notes due 2015	$175,000	$175,000	$188,888	$193,949
3.30% Senior Notes due 2016	$100,000	$100,000	$102,274	$103,068
4.00% Senior Notes due 2018	$50,000	$50,000	$51,371	$52,476
5.25% Senior Notes due 2019	$175,000	$175,000	$188,055	$195,584
4.64% Senior Notes due 2021	$100,000	$100,000	$102,541	$107,418

*	Senior Notes are classified as Level 2 within the fair value hierarchy. Fair value is based on quotes of bonds with similar ratings in similar industries.

For details on the fair value of the Company’s interest rate swaps, fuel hedge and restricted assets, refer to Note 12.

11. NET INCOME PER SHARE INFORMATION

The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income per common share attributable to the Company’s common stockholders for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Numerator:
Net income attributable to Waste Connections for basic and diluted earnings per share	$60,706	$49,385	$146,229	$123,104

Denominator:
Basic shares outstanding	123,676,936	123,031,259	123,557,317	120,571,106
Dilutive effect of stock options and warrants	182,175	303,293	192,054	319,457
Dilutive effect of restricted stock units	420,555	331,037	340,051	308,338

Diluted shares outstanding	124,279,666	123,665,589	124,089,422	121,198,901

For the three months ended September 30, 2013 and 2012, stock options and warrants to purchase 493 and 78,545 shares of common stock, respectively, were excluded from the computation of diluted earnings per share as they were anti-dilutive. For the nine months ended September 30, 2013 and 2012, stock options and warrants to purchase 1,533 and 72,324 shares of common stock, respectively, were excluded from the computation of diluted earnings per share as they were anti-dilutive.

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

The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments and restricted assets. The Company’s derivative instruments are pay-fixed, receive-variable interest rate swaps and a pay-fixed, receive-variable diesel fuel hedge. The Company’s interest rate swaps are recorded at their estimated fair values based on quotes received from financial institutions that trade these contracts. The Company verifies the reasonableness of these quotes using similar quotes from another financial institution as of each date for which financial statements are prepared. The Company uses a discounted cash flow (“DCF”) model to determine the estimated fair value of the diesel fuel hedge. The assumptions used in preparing the DCF model include: (i) estimates for the forward DOE index curve; and (ii) the discount rate based on risk-free interest rates over the term of the hedge contract. The DOE index curve used in the DCF model was obtained from financial institutions that trade these contracts and ranged from $3.77 to $3.90 at September 30, 2013 and from $3.68 to $3.87 at December 31, 2012. The weighted average DOE index curve used in the DCF model was $3.84 and $3.77 at September 30, 2013 and December 31, 2012, respectively. Significant increases (decreases) in the forward DOE index curve would result in a significantly higher (lower) fair value measurement. For the Company’s interest rate swaps and fuel hedge, the Company also considers the Company’s creditworthiness in its determination of the fair value measurement of these instruments in a net liability position and the banks’ creditworthiness in its determination of the fair value measurement of these instruments in a net asset position. The Company’s restricted assets are valued at quoted market prices in active markets for identical assets, which the Company receives from the financial institutions that hold such investments on its behalf. The Company’s restricted assets measured at fair value are invested primarily in U.S. government and agency securities.

The Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012, were as follows:

	Fair Value Measurement at September 30, 2013 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap derivative instruments – net liability position	$(6,446)	$—	$(6,446)	$—
Fuel hedge derivative instrument – net asset position	$1,673	$—	$—	$1,673
Restricted assets	$34,157	$34,157	$—	$—

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

	Fair Value Measurement at December 31, 2012 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap derivative instruments – net liability position	$(11,163)	$—	$(11,163)	$—
Fuel hedge derivative instrument – net asset position	$1,187	$—	$—	$1,187
Restricted assets	$33,425	$33,425	$—	$—

The following table summarizes the change in the fair value for Level 3 derivatives for the nine months ended September 30, 2013:

Level 3 Derivatives
Balance as of December 31, 2012	$1,187
Unrealized gains included in AOCL	486

Balance as of September 30, 2013	$1,673

The following table summarizes the change in the fair value for Level 3 derivatives for the nine months ended September 30, 2012:

Level 3 Derivatives
Balance as of December 31, 2011	$3,506
Realized gains included in earnings	(3,327)
Unrealized gains included in AOCL	2,455

Balance as of September 30, 2012	$2,634

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

13. OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes changes in the fair value of interest rate swaps and the fuel hedge that qualify for hedge accounting. The components of other comprehensive income (loss) and related tax effects for the three and nine month periods ended September 30, 2013 and 2012, are as follows:

	Three months ended September 30, 2013
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$1,424	$(545)	$879
Changes in fair value of interest rate swaps	(1,310)	501	(809)
Changes in fair value of fuel hedge	438	(167)	271

	$552	$(211)	$341

	Three months ended September 30, 2012
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$1,380	$(525)	$855
Fuel hedge amounts reclassified into cost of operations	(1,093)	415	(678)
Changes in fair value of interest rate swaps	(2,415)	918	(1,497)
Changes in fair value of fuel hedge	1,782	(677)	1,105

	$(346)	$131	$(215)

	Nine months ended September 30, 2013
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$4,203	$(1,608)	$2,595
Changes in fair value of interest rate swaps	514	(191)	323
Changes in fair value of fuel hedge	486	(186)	300

	$5,203	$(1,985)	$3,218

	Nine months ended September 30, 2012
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$3,886	$(1,477)	$2,409
Fuel hedge amounts reclassified into cost of operations	(3,327)	1,265	(2,062)
Changes in fair value of interest rate swaps	(7,208)	2,739	(4,469)
Changes in fair value of fuel hedge	2,455	(933)	1,522

	$(4,194)	$1,594	$(2,600)

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

A rollforward of the amounts included in AOCL, net of taxes, is as follows:

	Fuel Hedge	Interest Rate Swaps	Accumulated Other Comprehensive Loss
Balance at December 31, 2012	$732	$(6,897)	$(6,165)
Amounts reclassified into earnings	—	2,595	2,595
Changes in fair value	300	323	623

Balance at September 30, 2013	$1,032	$(3,979)	$(2,947)

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

Stock-Based Compensation

A summary of activity related to restricted stock units under the Third Amended and Restated 2004 Equity Incentive Plan during the nine month period ended September 30, 2013, is presented below:

Unvested Shares
Outstanding at December 31, 2012	1,317,798
Granted	574,017
Forfeited	(41,959)
Vested and Issued	(480,903)
Vested and Unissued	(61,518)

Outstanding at September 30, 2013	1,307,435

The weighted average grant-date fair value per share for the shares of common stock underlying the restricted stock units granted during the nine month period ended September 30, 2013 was $34.06.

Share Repurchase Program

The Company’s Board of Directors has authorized a common stock repurchase program for the repurchase of up to $1,200,000 of common stock through December 31, 2014. Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. The timing and amounts of any repurchases will depend on many factors, including the Company’s capital structure, the market price of the common stock and overall market conditions. During the nine months ended September 30, 2013, the Company did not repurchase any shares of its common stock. During the nine months ended September 30, 2012, the Company repurchased 619,447 shares of its common stock under this program at a cost of $18,597. As of September 30, 2013, the remaining maximum dollar value of shares available for repurchase under the program was approximately $415,960. The Company’s policy related to repurchases of its common stock is to charge any excess of cost over par value entirely to additional paid-in capital.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

Cash Dividend

In October 2012, the Company announced that its Board of Directors increased its regular quarterly cash dividend by $0.01, from $0.09 to $0.10 per share. Cash dividends of $37,005 and $32,182 were paid during the nine months ended September 30, 2013 and 2012, respectively.

15. OFFICE RELOCATIONS

In December 2011, the Company commenced a relocation of its corporate headquarters from Folsom, California to The Woodlands, Texas, which was substantially completed in 2013. Costs related to personnel and office relocation expenses are recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Net Income. In addition, the Company incurred a loss on its prior office leases of $9,902 during the nine months ended September 30, 2013 due to the cessation of use of its former corporate headquarters in Folsom, California and its E&P segment’s former regional offices in Houston, Texas. In October 2013, the Company remitted a payment to terminate the remaining lease obligation of its former headquarters in Folsom, California. These costs are recorded in Loss on prior office leases in the Condensed Consolidated Statements of Net Income.

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

The case was arbitrated in February and March 2012 before the Honorable Fern Smith (ret.). On August 13, 2012, Judge Smith issued her Final Award finding that Ratto had breached the Solid Waste Disposal Agreement by failing to include PHLF in its 2010 bid to Sonoma County and awarding PHLF lost profits, attorneys’ fees and costs. Pursuant to this Final Award, on September 13, 2012, Ratto remitted to PHLF $3,537, which was recorded as Gain from litigation settlement in the Condensed Consolidated Statements of Net Income.

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

In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business. Except as noted in the matters described below, as of September 30, 2013, there is no current proceeding or litigation involving the Company or its property that the Company believes could have a material adverse impact on its business, financial condition, results of operations or cash flows.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

Chaparral, New Mexico Landfill Permit Litigation

The Company’s subsidiary, High Desert Solid Waste Facility, Inc. (formerly known as Rhino Solid Waste, Inc.) (“HDSWF”), owns undeveloped property in Chaparral, New Mexico, for which it sought a permit to operate a municipal solid waste landfill. The New Mexico Environment Department (the “Department”) approved the permit for the facility on January 30, 2002. Colonias Development Council (“CDC”), a nonprofit organization, appealed the Department’s decision to the courts of New Mexico, primarily on the grounds that the Department failed to consider the social impact of the landfill on the community of Chaparral, and failed to consider regional planning issues. On July 18, 2005, in Colonias Dev. Council v. Rhino Envtl. Servs., Inc. (In re Rhino Envtl. Servs.), 2005 NMSC 24, 117 P.3d 939, the New Mexico Supreme Court remanded the matter back to the Department to conduct a limited public hearing on certain evidence that CDC claimed was wrongfully excluded from consideration by the hearing officer, and to allow the Department to reconsider the evidence already proffered concerning the impact of the landfill on the surrounding community’s quality of life. In July 2007, the Department, CDC, the Company and Otero County signed a stipulation requesting a postponement of the limited public hearing to allow the Company time to explore a possible relocation of the landfill to a new site. Since 2007, the Department has issued several orders postponing the limited public hearing, and on October 17, 2012, it granted a request by the parties to hold the limited public hearing in abeyance until further notice.

In July 2009, HDSWF purchased approximately 325 acres of undeveloped land comprising a proposed new site from the State of New Mexico. HDSWF filed a formal landfill permit application for the new site with the Department on September 17, 2010. On September 12, 2011, the Department deemed the permit application complete and a public hearing on the matter had been tentatively scheduled for April 9, 2012 in Chaparral, New Mexico. On November 9, 2011, HDSWF filed a motion with the Department to hold in abeyance indefinitely the notice for public hearing and the permit hearing, and HDSWF agreed to provide the Department with at least 120 days’ prior notice of any desired, future permit hearing. The Department granted the motion. HDSWF requested the abeyance to defer capital expenditures related to permitting the new site until mid to late 2014, when HDSWF expects to have a better understanding of several current market conditions and regulatory factors that affect the timing and feasibility of the project. These conditions and factors include: the status of the Company’s Solid Waste Disposal and Operating Agreement for the collection and disposal of solid waste generated within the City of El Paso, effective April 28, 2004, which has a 10-year term; the status of El Paso Disposal, LP’s Solid Waste Franchise Agreement for the collection of solid waste generated within the City of El Paso, effective September 1, 2011, which has a 40-month term; whether the City of El Paso implements flow control in September 2014 directing waste collected within its boundaries to City-owned disposal facilities; and whether certain closed or non-operating disposal facilities in the El Paso market area are reopened and whether those facilities are operated by private or public entities.

At September 30, 2013, the Company had $11,778 of capitalized expenditures related to this landfill development project. Depending on the outcome of the market conditions and regulatory factors described above, the Company may decide in mid to late 2014 to abandon the project and expense the $11,778 of capitalized expenditures, less the recoverable value of the undeveloped properties and other amounts recovered, which would likely have a material adverse effect on the Company’s results of operations for that period. Alternatively, if the outcome of the market conditions and regulatory factors described above is such that the Company believes the market for disposal of solid waste generated in the City of El Paso will remain competitive, HDSWF may decide in mid to late 2014 to resume its permitting process for the new site. Under those circumstances, if the Department ultimately denies the landfill permit application for the new site,

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

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

Harper County, Kansas Landfill Permit Litigation

The Company opened a municipal solid waste landfill in Harper County, Kansas in January 2006, following the issuance by the Kansas Department of Health and Environment (“KDHE”) of a permit to operate the landfill. The landfill has operated continuously since that time. In 2005, landfill opponents (the “Plaintiffs”) filed a suit (Board of Comm’rs of Sumner County, Kansas, Tri-County Concerned Citizens and Dalton Holland v. Roderick Bremby, Sec’y of the Kansas Dep’t of Health and Env’t, et al.) in the District Court of Shawnee County, Kansas, seeking a judicial review of KDHE’s decision to issue the permit, alleging that a site analysis prepared for the Company and submitted to KDHE as part of the process leading to the issuance of the permit was deficient in several respects. The action sought to stay the effectiveness of the permit and to nullify it. The Company intervened in this lawsuit shortly after it was filed. In June 2012, the District Court denied the Plaintiffs’ demand for revocation of the permit, and affirmed KDHE’s decision that the issuance of the permit met all applicable regulatory requirements. The Plaintiffs filed an appeal with the Kansas Court of Appeals. On September 13, 2013, the Kansas Court of Appeals affirmed KDHE’s issuance of the landfill permit to the Company. On October 15, 2013, the Plaintiffs petitioned the Kansas Supreme Court to review the decision of the Court of Appeals, which review is discretionary. The Company believes that it will ultimately prevail in this matter, and the Company will continue to have the right to operate the landfill during the pendency of any further appeal. Only in the event that a final, materially adverse determination with respect to the permit is received would there likely be a material adverse effect on the Company’s reported results of operations in the future. If as a result of this litigation, after exhausting all appeals, the Company was unable to continue to operate the landfill, the Company estimates that it would be required to record a pre-tax impairment charge of approximately $18,700 to reduce the carrying value of the landfill to its estimated fair value. In addition, the Company estimates the current annual impact to its pre-tax earnings that would result if it was unable to continue to operate the landfill would be approximately $6,700 per year.

Solano County, California Measure E/Landfill Expansion Litigation

The Company and one of its subsidiaries, Potrero Hills Landfill, Inc. (“PHLF”), were named as real parties in interest in an amended complaint captioned Sustainability, Parks, Recycling and Wildlife Legal Defense Fund v. County of Solano, which was filed in the Superior Court of California, County of Solano, on July 9, 2009 (the original complaint was filed on June 12, 2009). This lawsuit seeks to compel Solano County to comply with Measure E, a ballot initiative and County ordinance passed in 1984 that the County has not enforced against PHLF since at least 1992. Measure E directs in part that Solano County shall not allow the importation into the County of any solid waste which originated or was collected outside the County in excess of 95,000 tons per year. PHLF accepts for disposal, beneficial reuse and recycling approximately 935,000 tons of solid waste annually, approximately 787,000 tons of which originate from sources outside of Solano County. The Sustainability, Parks, Recycling and Wildlife Legal Defense Fund (“SPRAWLDEF”) lawsuit also seeks to

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

overturn Solano County’s approval of the use permit for the expansion of the Potrero Hills Landfill and the related Environmental Impact Report (“EIR”), arguing that both violate Measure E and that the EIR violates the California Environmental Quality Act (“CEQA”). Two similar actions seeking to enforce Measure E, captioned Northern California Recycling Association v. County of Solano and Sierra Club v. County of Solano, were filed in the same court on June 10, 2009, and August 10, 2009, respectively. The Northern California Recycling Association (“NCRA”) case does not name the Company or any of its subsidiaries as parties and does not contain any CEQA claims, but does seek to enforce Measure E and overturn the use permit for the expansion. The Sierra Club case names PHLF as a real party in interest, and seeks to overturn the use permit for the expansion of the landfill on Measure E grounds (but does not raise CEQA claims).

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

In December 2010, the Court entered final judgments and writs of mandamus in the three cases, and Solano County, the Company, PHLF and the waste hauling company intervenors filed notices of appeal, which stayed the judgments and writs pending the outcome of the appeal. Petitioners Sierra Club and SPRAWLDEF cross-appealed the Court’s ruling denying their petitions for writs to overturn PHLF’s use permit for the expansion. Seventeen separate entities filed friend of court briefs on behalf of the Company and Solano County in September 2011, including the California Attorney General on behalf of the California Department of Resources Recycling and Recovery; the City and County of San Francisco; solid waste joint powers authorities serving the areas of Napa County, the City of Vallejo, the South Lake Tahoe Basin, Central Contra Costa County and the Salinas Valley; the California Association of Sanitation Agencies; sanitation districts serving Los Angeles County and Orange County; the NSWMA; the National Association of Manufacturers; the CRRC; the Los Angeles County Waste Management Association; the Solid Waste Association of Orange County; the Inland Empire Disposal Association; and the California Manufacturers and Technology Association. No friend of court briefs were filed on behalf of the petitioners. As explained below, on July 31, 2013, the Court of Appeal issued a ruling in this case in favor of the Company and Solano County.

As part of the final judgments, the Solano County Superior Court retained jurisdiction over any motions for attorneys’ fees under California’s Private Attorney General statute. Petitioners NCRA, SPRAWLDEF and Sierra Club each filed a bill of costs and a motion for attorney fees totaling $771. On May 31, 2011, the court issued a final order awarding petitioners $452 in attorneys’ fees, $411 of which relates to the SPRAWLDEF and Sierra Club cases in which the Company or PHLF is a named party. The court allocated 50% of the fee amount to PHLF, none of which the Company recorded as a liability at September 30, 2013. The Company and Solano County appealed this attorneys’ fees order in July 2011. As explained below, the Court of Appeal ruling on the merits of the case included a statement that the petitioners are no longer entitled to attorneys’ fees.

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

On September 25, 2012, Governor Jerry Brown signed into law Assembly Bill 845 (“AB 845”), an act of the California Legislature, effective January 1, 2013. AB 845 expressly prohibits counties from restricting or limiting the importation of solid waste into a privately owned facility in a county based on the waste’s place of origin. Because the Company believes that neither the Court of Appeal nor the trial court can grant petitioners any relief in light of AB 845, it filed a motion with the Court of Appeal on September 27, 2012. The motion sought to dismiss the cross appeals and reverse and remand the portions of the judgments rendered in petitioners’ favor regarding enforcement and implementation of Measure E by Solano County, including petitioners’ recovery of costs, for mootness in light of AB 845, with instructions to the trial court to dismiss the underlying writ petitions with prejudice. Sierra Club and SPRAWLDEF filed oppositions to the Company’s motion.

The Court of Appeal ruled on the Company’s motion on July 31, 2013. The Court ruled that AB 845 preempted Measure E and therefore precluded the writ of mandate enforcing Measure E as judicially rewritten. The Court reversed the judgment and writ of mandate, and directed the trial court to dismiss the petitions. The Court also dismissed on mootness grounds the cross-appeals by the petitioners of the trial court’s denial of their request for a writ of mandate vacating the use permit for the expansion. Regarding the trial court’s award of attorney fees to the petitioners, the Court of Appeal stated that petitioners were no longer successful parties under California law and “the award of attorney fees must necessarily be reversed.” Because the appeal of the attorney fees award is a separate case from the merits appeal, the Court’s ruling did not include an order regarding the fees award.

Sierra Club and SPRAWLDEF filed petitions for review with the California Supreme Court on September 9, 2013, asking the Supreme Court to hear an appeal of the Court of Appeal’s decision affirming the denial of a writ of mandamus to vacate the use permit for the expansion. The petitions did not seek review of the ruling that Measure E could no longer be enforced. A decision on the petitions for review is expected by the end of the year.

On August 19, 2013, before the petitions for review were filed, the Company filed a motion with the Court of Appeal in the attorney fees award appeal asking the Court to dismiss the Company’s appeal and summarily reverse the fees award, consistent with the Court of Appeal’s opinion in the merits case. The County filed a joinder in the motion on August 22, 2013. On September 10, 2013, the Court of Appeal issued an order deferring any ruling on the Company’s motion to summarily reverse the attorney fees award until the Supreme Court acts on the petitions for review.

At this point, the Company is not able to determine the likelihood of any outcome in this matter. If the Supreme Court of California grants the petitions for review, and if after full appellate briefing and argument the Supreme Court agrees with the petitioners that the Court of Appeal erred in finding moot the cross-appeals of the denial of the writ of mandate, the Supreme Court or Court of Appeal will then have to consider other bases on which to affirm the denial of the writ. These bases include the trial court ruling that the petitioners failed to raise their arguments regarding Measure E and the expansion permit when the permit was first considered in 2005, and therefore failed to exhaust administrative remedies. In the event that after further litigation the expansion permit is vacated and the County has to reconsider the permit, the County could reissue the expansion permit. The denial of an expansion permit would not preclude operation of Potrero Hills Landfill.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

SPRAWLDEF additionally filed a lawsuit seeking a writ of mandate in Sacramento County Superior Court on August 20, 2009, captioned SPRAWLDEF v. California Integrated Waste Management Board (“CIWMB”), County of Solano, et al., challenging a CIWMB decision to dismiss SPRAWLDEF’s administrative appeal to the CIWMB seeking to set aside a 2006 solid waste facilities permit issued to Potrero Hills Landfill by the Solano County Local Enforcement Agency. The case names the Company and PHLF as real parties in interest. The appeal was dismissed by the CIWMB for failure to raise a substantial issue. The case was tried in Sacramento County Superior Court in October 2010, and the Superior Court rejected all of SPRAWLDEF’s claims and ordered the writ petition dismissed. SPRAWLDEF appealed the dismissal to the Third District Court of Appeal. The case has been fully briefed. The Company believes the case may be moot in light of the February 14, 2012 issuance of the new solid waste facilities permit for the landfill, which supersedes the 2006 permit at issue in the appeal. While the Company believes that the respondent agencies will prevail in this case, in the unlikely event that the 2006 permit was set aside, PHLF would continue to operate the Potrero Hills Landfill under the site’s new 2012 solid waste facilities permit.

On December 17, 2010, SPRAWLDEF and one its members filed a petition for writ of mandate in San Francisco Superior Court seeking to overturn the October 2010 approval of the marsh development permit issued by the San Francisco Bay Conservation and Development Commission (“BCDC”) for PHLF’s landfill expansion, alleging that the approval is contrary to the Suisun Marsh Protection Act. The petition, captioned SPRAWLDEF v. San Francisco Bay Conservation and Development Commission, names BCDC as a respondent and the Company as the real party in interest. The San Francisco Superior Court stayed the action and, on April 5, 2012, transferred the case to Solano County Superior Court, citing that court’s experience in the related CEQA case and judicial economy. On June 5, 2012, Solano County Superior Court assigned the case to Judge Beeman. On November 29, 2012, the court issued an order finding that the administrative record before BCDC did not contain sufficient evidence regarding net profits for the proposed project or the alternative to support the agency’s finding that the alternative was economically infeasible. The court therefore issued a writ of mandamus and final judgment on January 14, 2013 setting aside the BCDC permit and remanding it back to the agency for further consideration. Both the Company and BCDC filed notices of appeal, staying execution of the writ and judgment pending the appeal. Briefing for the appeal has been completed. The County of Solano, Suisun Resource Conservation District, California Refuse Recycling Council and Napa-Vallejo Waste Management Authority each filed amici briefs in this case on behalf of Appellants BCDC and the Company. At this point the Company is not able to determine the likelihood of any outcome in this matter.

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

If as a result of any of the matters described above, after exhausting all appeals, PHLF’s use permit for the expansion or marsh development permit is permanently rescinded, the Company estimates that it would be required to recognize a pre-tax impairment charge of approximately $33,000 to reduce the carrying value of PHLF to its estimated fair value.

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

On April 5, 2012, the Supreme Court dismissed the petition. On May 3, 2012, petitioners filed a notice of appeal with the Appellate Division of the New York State Supreme Court, Third Department. On July 3, 2013, the Appellate Division of the New York State Supreme Court, Third Department, affirmed the Supreme Court’s dismissal of the petition. The petitioners have not appealed the Third Department’s decision and the time period for doing so has elapsed. Thus, no further appeal may be pursued at this time.

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

MDSI had been under contract with the County to collect residential and commercial waste and operate the county-owned Fairmead Landfill continuously since at least 1981. In 1994, MDSI contracted with the County to construct and operate a materials recovery facility for the County on the premises of the Fairmead Landfill. At the time it entered into the materials recovery facility contract, MDSI entered into new contracts with the County for waste collection and landfill operation that were to run concurrently with the materials recovery facility contract. In 1998, MDSI and the County agreed to extend the terms of the materials recovery facility and other County contracts until November 10, 2012, with MDSI holding a unilateral option to extend all of the contracts for an additional five-year term.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands, except share, per share, per gallon, tonnage and per ton amounts)

On February 7, 2012, the County issued a Notice of Termination to MDSI terminating all of its contracts effective November 1, 2012. The lawsuit followed on March 5, 2012. MDSI answered the complaint and asserted a claim against the County for wrongful termination of the contracts. On October 31, 2012, MDSI ceased providing services and vacated the County premises. The case is set for trial in Fresno in June 2014.

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

18. SUBSEQUENT EVENT

On October 22, 2013, the Company announced that its Board of Directors increased its regular quarterly cash dividend by $0.015, from $0.10 to $0.115 per share, and then declared a regular quarterly cash dividend of $0.115 per share on the Company’s common stock. The dividend will be paid on November 19, 2013, to stockholders of record on the close of business on November 5, 2013.

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

As of September 30, 2013, we served residential, commercial, industrial and E&P customers from a network of operations in 31 states: Alabama, Alaska, Arizona, California, Colorado, Idaho, Illinois, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Michigan, Minnesota, Mississippi, Montana, Nebraska, Nevada, New Mexico, New York, North Carolina, North Dakota, Oklahoma, Oregon, South Carolina, South Dakota, Tennessee, Texas, Utah, Washington and Wyoming. As of September 30, 2013, we owned or operated a network of 149 solid waste collection operations; 68 transfer stations; seven intermodal facilities, 37 recycling operations, 54 active MSW, E&P and/or non-MSW landfills, 20 E&P liquid waste injection wells, 15 E&P waste treatment and recovery facilities and 19 oil recovery facilities.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

The following table sets forth items in our condensed consolidated statements of net income in thousands and as a percentage of revenues for the periods indicated.

	Three months ended September 30,				Nine months ended September 30,
	2013		2012		2013		2012
Revenues	$503,646	100.0%	$425,654	100.0%	$1,442,918	100.0%	$1,212,815	100.0%
Cost of operations	274,141	54.4	243,243	57.1	794,588	55.1	698,351	57.6
Selling, general and administrative	53,536	10.6	47,977	11.3	159,690	11.1	143,899	11.8
Depreciation	55,863	11.1	42,313	9.9	162,277	11.2	119,331	9.8
Amortization of intangibles	6,211	1.2	6,267	1.5	18,861	1.3	18,115	1.5
Loss (gain) on disposal of assets	(1,129)	(0.2)	244	0.1	1,993	0.1	715	0.1
Loss (gain) on prior office leases	(596)	(0.1)	—	—	9,902	0.7	—	—
Gain from litigation settlement	—	—	(3,537)	(0.8)	—	—	(3,537)	(0.3)

Operating income	115,620	23.0	89,147	20.9	295,607	20.5	235,941	19.5
Interest expense	(17,911)	(3.6)	(11,949)	(2.8)	(55,851)	(3.9)	(36,063)	(3.0)
Other income (expense), net	845	0.2	825	0.2	(119)	—	1,663	0.1
Income tax provision	(37,641)	(7.5)	(28,403)	(6.6)	(93,049)	(6.5)	(77,967)	(6.4)
Net income attributable to noncontrolling interests	(207)	—	(235)	(0.1)	(359)	—	(470)	—

Net income attributable to Waste Connections	$60,706	12.1%	$49,385	11.6%	$146,229	10.1%	$123,104	10.2%

Revenues. Total revenues increased $77.9 million, or 18.3%, to $503.6 million for the three months ended September 30, 2013, from $425.7 million for the three months ended September 30, 2012.

Revenues during the three months ended September 30, 2013 from the acquisition of the business of R360 Environmental Solutions, Inc., or R360, were $61.0 million. All other acquisitions closed during, or subsequent to, the three months ended September 30, 2012, increased revenues by approximately $1.3 million. Operations divested during, or subsequent to, the three months ended September 30, 2012, decreased revenues by approximately $1.5 million.

During the three months ended September 30, 2013, the net increase in prices charged to our customers was $11.4 million, consisting of $10.2 million of core price increases and $1.2 million of fuel, materials and environmental surcharges.

During the three months ended September 30, 2013, volume increases in our existing business increased revenues by $8.1 million. The increase in volume was primarily attributable to increases in landfill municipal solid waste volumes, landfill special waste projects and roll off hauling resulting from increased construction and general economic activity in our markets, partially offset by declines in E&P waste volumes at our existing locations.

During the three months ended September 30, 2013, decreased recyclable commodity volumes in our Eastern segment and the closure of a recycling operation in our Western segment, partially offset by increased recyclable commodity prices, decreased revenues by $0.2 million.

Other revenues decreased by $2.2 million during the three months ended September 30, 2013, primarily due to a decrease in cargo volume at our intermodal operations.

Total revenues increased $230.1 million, or 19.0%, to $1.443 billion for the nine months ended September 30, 2013, from $1.213 billion for the nine months ended September 30, 2012.

Revenues during the nine months ended September 30, 2013 from the R360 acquisition were $170.0 million. All other acquisitions closed during, or subsequent to, the nine months ended September 30, 2012, increased revenues by approximately $32.7 million. Operations divested during, or subsequent to, the nine months ended September 30, 2012, decreased revenues by approximately $2.3 million.

During the nine months ended September 30, 2013, the net increase in prices charged to our customers was $35.1 million, consisting of $31.5 million of core price increases and $3.6 million of fuel, materials and environmental surcharges.

During the nine months ended September 30, 2013, volume increases in our existing business increased revenues by $3.8 million. The increase in volume was primarily attributable to increases in landfill municipal solid waste volumes, landfill special waste projects and roll off hauling resulting from increased construction and general economic activity in our markets, partially offset by declines in commercial hauling primarily attributable to service level declines with existing customers and a reduction in customer counts due to competition in our markets.

During the nine months ended September 30, 2013, decreased recyclable commodity volumes in our Eastern segment, the closure of a recycling operation in our Western segment and decreased recyclable commodity prices, primarily due to decreased overseas demand for recyclable commodities, decreased revenues by $5.9 million.

Other revenues decreased by $3.3 million during the nine months ended September 30, 2013, primarily due to a decrease in cargo volume at our intermodal operations.

Cost of Operations. Total cost of operations increased $30.9 million, or 12.7%, to $274.1 million for the three months ended September 30, 2013, from $243.2 million for the three months ended September 30, 2012. The increase was primarily the result of $24.4 million of additional operating costs during the three months ended September 30, 2013 from the R360 acquisition and the following changes at operations owned in comparable periods in 2012 and 2013: an increase in third party disposal expense of $3.1 million due to increased disposal rates, increased collection volumes and changes in the disposal internalization of collected volumes in certain markets, an increase in labor expenses of $2.7 million due primarily to employee pay rate increases, an increase in third party trucking and transportation expenses of $1.7 million due to increased landfill volumes that require us to transport the waste to our disposal sites, an increase in diesel fuel expenses of $1.5 million resulting from the net impact of higher market prices for fuel and the expiration of a prior year fuel hedge in which the diesel fuel fixed price under the hedge agreement was less than the diesel fuel retail price and $1.1 million of other net increases, partially offset by a $0.8 million decrease in auto and workers’ compensation expense under our high deductible insurance program due to a reduction in projected losses on open claims, a decrease in rail transportation expenses at our intermodal operations of $1.1 million due to decreased rail cargo volume, a decrease in the cost of recyclable commodities of $0.9 million due to declines in commodity values and a decrease in operating costs of $0.8 million resulting from operations divested during, or subsequent to, the three months ended September 30, 2012.

Total cost of operations increased $96.2 million, or 13.8%, to $794.6 million for the nine months ended September 30, 2013, from $698.4 million for the nine months ended September 30, 2012. The increase was primarily the result of $70.8 million of additional operating costs during the nine months ended September 30, 2013 from the R360 acquisition, $16.4 million of additional operating costs from all other acquisitions closed during, or subsequent to, the nine months ended September 30, 2012, and the following changes at operations owned in comparable periods in 2012 and 2013: an increase in labor expenses of $3.3 million due primarily to employee pay rate increases, an increase in third party trucking and transportation expenses of $2.6 million due to increased landfill volumes that require us to transport the waste to our disposal sites, an increase in diesel fuel expenses of $2.1 million resulting from the net impact of the expiration of a prior year fuel hedge in which the diesel fuel fixed price under the hedge agreement was less than the diesel fuel retail price and an increase in total diesel fuel gallons consumed, less lower market prices for diesel fuel not purchased under diesel fuel hedge agreements, an increase in taxes on revenues of $1.6 million due primarily to higher landfill revenues, an increase in third party disposal expense of $0.9 million due to increased disposal rates and changes in the disposal internalization of collected volumes in certain markets, an increase in truck, container and equipment maintenance and repair expenses of $0.7 million due to variability in the timing and severity of major equipment repairs, an increase in insurance premiums under our high deductible insurance program of $0.7 million due to our growth from acquisitions, an increase in facility repair and maintenance expenses of $0.7 million, an increase in cell processing reserves at certain E&P locations of $0.5 million and $2.3 million of other net increases, partially offset by a $2.5 million decrease in insurance claims expense under our high deductible insurance program due to a reduction in projected losses on open auto and workers’ compensation claims, a decrease in the cost of recyclable commodities of $1.7 million due to declines in commodity values, a decrease in rail transportation expenses at our intermodal operations of $1.6 million due to decreased rail cargo volume and a decrease in operating costs of $0.6 million resulting from operations divested during, or subsequent to, the nine months ended September 30, 2012.

Cost of operations as a percentage of revenues decreased 2.7 percentage points to 54.4% for the three months ended September 30, 2013, from 57.1% for the three months ended September 30, 2012. The decrease as a percentage of revenues was comprised of a 2.1 percentage point decrease from acquisitions closed during, or subsequent to, the three months ended September 30, 2012, having lower cost of operations as a percentage of revenue than our historical company average, a 0.3 percentage point decrease from lower rail transportation expenses, a 0.3 percentage point decrease from the decrease in the cost of recyclable commodities, a 0.2 percentage point decrease from lower auto and workers’ compensation expenses and a 0.1 percentage point decrease from a decrease in labor expenses as a percentage of revenues, partially offset by a 0.3 percentage point increase from increased disposal expenses.

Cost of operations as a percentage of revenues decreased 2.5 percentage points to 55.1% for the nine months ended September 30, 2013, from 57.6% for the nine months ended September 30, 2012. The decrease as a percentage of revenues was comprised of a 1.9 percentage point decrease from acquisitions closed during, or subsequent to, the nine months ended September 30, 2012, having lower cost of operations as a percentage of revenue than our historical company average, a 0.3 percentage point decrease from lower auto and workers’ compensation expense, a 0.2 percentage point decrease from a decrease in the cost of recyclable commodities and a 0.1 percentage point decrease from a decrease in labor expenses as a percentage of revenues resulting from increased labor productivity.

SG&A. SG&A expenses increased $5.5 million, or 11.6%, to $53.5 million for the three months ended September 30, 2013, from $48.0 million for the three months ended September 30, 2012. The increase was primarily the result of $4.9 million of additional SG&A expenses during the three months ended September 30, 2013 from the R360 acquisition and the following changes at operations owned in comparable periods in 2012 and 2013: an increase in payroll and payroll-related expenses of $0.9 million primarily related to annual compensation increases, an increase in recurring equity-based compensation expense associated with our annual grant of restricted stock awards to our personnel of $0.6 million due to an increase in the number of personnel receiving restricted stock awards, an increase in cash incentive compensation expense of $0.3 million resulting from the achievement of certain financial targets and $1.1 million of other net increases, partially offset by a decrease in direct acquisition expenses of $1.3 million due to a reduction in acquisition activity and a decrease of $1.0 million associated with relocation expenses, the majority of which were incurred during the prior year relocation of our corporate headquarters from Folsom, California to The Woodlands, Texas.

SG&A expenses increased $15.8 million, or 11.0%, to $159.7 million for the nine months ended September 30, 2013, from $143.9 million for the nine months ended September 30, 2012. The increase was primarily the result of $14.9 million of additional SG&A expenses during the nine months ended September 30, 2013 from the R360 acquisition, $2.6 million of additional SG&A expenses from all other acquisitions closed during, or subsequent to, the nine months ended September 30, 2012, and the following changes at operations owned in comparable periods in 2012 and 2013: an increase in cash incentive compensation expense of $3.7 million resulting from the achievement of certain financial targets, an increase in payroll and payroll-related expenses of $2.2 million primarily related to annual compensation increases, an increase in recurring equity-based compensation expense associated with our annual grant of restricted stock awards to our personnel of $1.4 million due to an increase in the number of personnel receiving restricted stock awards, an increase in professional fees of $1.1 million due primarily to increased expenses for external accounting, tax and information technology services and $1.2 million of other net increases, partially offset by a decrease of $5.1 million associated with relocation expenses, the majority of which were incurred during the prior year relocation of our corporate headquarters from Folsom, California to The Woodlands, Texas, a decrease in equity-based compensation resulting from a non-recurring grant in 2012 of $3.6 million of immediately vested restricted stock units to certain executive officers at the time the executives agreed to modifications to their employment contracts and a decrease in direct acquisition expenses of $2.6 million due to a reduction in acquisition activity.

SG&A expenses as a percentage of revenues decreased 0.7 percentage points to 10.6% for the three months ended September 30, 2013, from 11.3% for the three months ended September 30, 2012. The decrease as a percentage of revenues was comprised of a 0.3 percentage point decrease due to a decrease in direct acquisition expenses, a 0.3 percentage point decrease due to acquisitions closed during, or subsequent to, the three months ended September 30, 2012, having lower SG&A expenses as a percentage of revenue than our historical company average and a 0.2 percentage point decrease in relocation expenses, partially offset by a 0.1 percentage point increase from increased recurring equity-based compensation.

SG&A expenses as a percentage of revenues decreased 0.7 percentage points to 11.1% for the nine months ended September 30, 2013, from 11.8% for the nine months ended September 30, 2012. The decrease as a percentage of revenues was comprised of a 0.5 percentage point decrease from lower relocation expenses, a 0.3 percentage point decrease due to acquisitions closed during, or subsequent to, the nine months ended September 30, 2012, having lower SG&A expenses as a percentage of revenue than our historical company average, a 0.2 percentage point decrease from lower total equity-based compensation expense and a 0.2 percentage point decrease due to a decrease in direct acquisition expenses, partially offset by a 0.3 percentage point increase from increased cash incentive compensation expense, a 0.1 percentage point increase from increased payroll and payroll-related expenses and a 0.1 percentage point increase from the increase in professional fee expenses.

Depreciation. Depreciation expense increased $13.6 million, or 32.0%, to $55.9 million for the three months ended September 30, 2013, from $42.3 million for the three months ended September 30, 2012. The increase was primarily attributable to $4.5 million of depreciation and $5.3 million of depletion during the three months ended September 30, 2013 from the R360 acquisition, an increase in depreciation expense of $2.0 million associated with additions to our fleet and equipment purchased to support our existing operations and an increase in depletion expense of $1.8 million due primarily to an increase in volumes at our existing landfill operations.

Depreciation expense increased $43.0 million, or 36.0%, to $162.3 million for the nine months ended September 30, 2013, from $119.3 million for the nine months ended September 30, 2012. The increase was primarily attributable to $12.8 million of depreciation and $17.1 million of depletion during the nine months ended September 30, 2013 from the R360 acquisition, $2.2 million of depreciation and $2.6 million of depletion from all other acquisitions closed during, or subsequent to, the nine months ended September 30, 2012, an increase in depletion expense of $5.2 million due primarily to both an increase in volumes at our existing landfill operations and adjustments to landfill closure liabilities and an increase in depreciation expense of $3.1 million associated with additions to our fleet and equipment purchased to support our existing operations.

Depreciation expense as a percentage of revenues increased 1.2 percentage points to 11.1% for the three months ended September 30, 2013, from 9.9% for the three months ended September 30, 2012. The increase as a percentage of revenues was comprised of a 0.7 percentage point increase from an increase in depletion and depreciation expense from the R360 acquisition due primarily to the R360 landfills having a higher depletion rate per ton relative to our historical company average, a 0.3 percentage point increase from an increase in depletion expense at our existing operations due to increased landfill volumes and a 0.2 percentage point increase from an increase in depreciation expense at our existing operations due to additions to our fleet and equipment.

Depreciation expense as a percentage of revenues increased 1.4 percentage points to 11.2% for the nine months ended September 30, 2013, from 9.8% for the nine months ended September 30, 2012. The increase as a percentage of revenues was comprised of a 0.9 percentage point increase from an increase in depletion expense at landfills acquired during, or subsequent to, the nine months ended September 30, 2012, which have a higher depletion rate per ton relative to our historical company average, a 0.4 percentage point increase in depletion expense at our existing operations due to increased landfill volumes and the aforementioned adjustments to landfill closure obligations and a 0.1 percentage point increase in depreciation expense at our existing operations due to additions to our fleet and equipment.

Amortization of Intangibles. Amortization of intangibles expense decreased $0.1 million, or 0.9%, to $6.2 million for the three months ended September 30, 2013, from $6.3 million for the three months ended September 30, 2012. The decrease was primarily attributable to $0.5 million of additional amortization expense for permits and customer lists from the R360 acquisition being offset by a $0.6 million decrease in amortization expense resulting from certain intangible assets becoming fully amortized subsequent to the three months ended September 30, 2012.

Amortization of intangibles expense increased $0.8 million, or 4.1%, to $18.9 million for the nine months ended September 30, 2013, from $18.1 million for the nine months ended September 30, 2012. The increase was primarily attributable to $1.6 million of additional amortization expense during the nine months ended September 30, 2013 for permits and customer lists from the R360 acquisition and $0.7 million of additional amortization expense for contracts and customer lists from all other acquisitions closed during, or subsequent to, the nine months ended September 30, 2012, partially offset by a decrease in amortization expense of $1.5 million resulting from certain intangible assets becoming fully amortized subsequent to the nine months ended September 30, 2012.

Amortization expense as a percentage of revenues decreased 0.3 and 0.2 percentage points to 1.2% and 1.3% for the three and nine months ended September 30, 2013, respectively, from 1.5% for the three and nine months ended September 30, 2012. The decreases as a percentage of revenues were attributable to the reduction in amortization expense resulting from certain intangible assets becoming fully amortized subsequent to September 30, 2012.

Loss (Gain) on Disposal of Assets. Loss (gain) on disposal of assets decreased $1.3 million, to a gain of $1.1 million for the three months ended September 30, 2013, from a loss of $0.2 million for the three months ended September 30, 2012. The decrease was attributable to a $1.4 million gain on the disposal of an operating location in 2013, partially offset by $0.1 million of net losses resulting from the book carrying values of assets sold exceeding the sales proceeds.

Loss (gain) on disposal of assets increased $1.3 million, to a loss of $2.0 million for the nine months ended September 30, 2013, from a loss of $0.7 million for the nine months ended September 30, 2012. The increase was attributable to a $1.8 million net loss on the disposal of two operating locations in 2013 compared to a $0.8 million loss on the disposal of an operating location in 2012 and a $0.8 million write down in the carrying value of assets at an operating location scheduled to be closed in 2013, partially offset by $0.5 million of net gains resulting from the sales proceeds of assets sold exceeding their book carrying values. On an aggregate basis, assets disposed in the nine months ended September 30, 2013 had a lower book carrying value relative to sales proceeds compared to assets disposed in the nine months ended September 30, 2012.

Gain from Litigation Settlement. Gain from litigation settlement of $3.5 million for the three and nine months ended September 30, 2012 consisted of an award received from an arbitration we filed against a counter-party for breach of a disposal agreement.

Loss (Gain) on Prior Office Leases. During the three and nine months ended September 30, 2013, we recorded a $0.8 million expense charge associated with the cessation of use of our E&P segment’s former regional offices in Houston, Texas. During the six months ended June 30, 2013, we estimated and recorded a $10.5 million expense charge associated with the cessation of use of our former corporate headquarters in Folsom, California, which was reduced by $1.4 million during the three months ended September 30, 2013 as a result of our entering into a binding agreement to remit a payment to terminate our remaining lease obligation.

Operating Income. Operating income increased $26.5 million, or 29.7%, to $115.6 million for the three months ended September 30, 2013, from $89.1 million for the three months ended September 30, 2012. The increase was primarily attributable to the $77.9 million increase in revenues, $1.3 million decrease in loss on disposal of assets and a $0.6 million adjustment to reduce the loss on our prior offices leases, partially offset by a $30.9 million increase in operating costs, $13.6 million increase in depreciation expense, $5.5 million increase in SG&A expense and the non-recurring $3.5 million gain from litigation settlement received in 2012.

Operating income increased $59.7 million, or 25.3%, to $295.6 million for the nine months ended September 30, 2013, from $235.9 million for the nine months ended September 30, 2012. The increase was primarily attributable to the $230.1 million increase in revenues, partially offset by the $96.2 million increase in operating costs, $43.0 million increase in depreciation expense, $15.8 million increase in SG&A expense, $9.9 million expense charge recorded for the loss on our prior office leases, $3.5 million gain from litigation settlement received in 2012, $1.3 million increase in loss on disposal of assets and $0.8 million increase in amortization of intangibles expense.

Operating income as a percentage of revenues increased 2.1 percentage points to 23.0% for the three months ended September 30, 2013, from 20.9% for the three months ended September 30, 2012. The increase as a percentage of revenues was comprised of a 2.7 percentage point decrease in cost of operations, 0.7 percentage point decrease in SG&A expense, 0.3 percentage point decrease in amortization expense, 0.3 percentage point decrease in loss on disposal of assets and 0.1 percentage point decrease due to the aforementioned adjustment to reduce the loss on our prior office leases, partially offset by the 1.2 percentage point increase in depreciation expense and 0.8 percentage point decrease in gain from litigation settlement.

Operating income as a percentage of revenues increased 1.0 percentage points to 20.5% for the nine months ended September 30, 2013, from 19.5% for the nine months ended September 30, 2012. The increase as a percentage of revenues was comprised of a 2.5 percentage point decrease in cost of operations, 0.7 percentage point decrease in SG&A expense and 0.2 percentage point decrease in amortization expense, partially offset by a 1.4 percentage point increase in depreciation expense, 0.7 percentage point increase in loss on prior office leases and 0.3 percentage point decrease in gain from litigation settlement.

Interest Expense. Interest expense increased $6.0 million, or 49.9%, to $17.9 million for the three months ended September 30, 2013, from $11.9 million for the three months ended September 30, 2012, due to the following changes for the comparable periods in 2012 and 2013: an increase of $4.0 million from the October 2012 incurrence of our term loan facility to fund a portion of the consideration for the R360 acquisition, an increase of $1.2 million due to an increase in the average outstanding balance on our senior revolving credit facility due to additional borrowings to fund a portion of the consideration for the R360 acquisition, an increase of $0.4 million due to an increase in the applicable margin above the base rate or LIBOR rate under our senior revolving credit facility as a result of our leverage ratio increasing due to our higher total debt balance, an increase of $0.3 million from the amortization of debt issuance costs associated with our term loan facility and amended credit facility and an increase of $0.1 million resulting from interest accretion expense recorded on long-term liabilities recorded at fair value associated with acquisitions closed during, or subsequent to, the three months ended September 30, 2012.

Interest expense increased $19.8 million, or 54.9%, to $55.9 million for the nine months ended September 30, 2013, from $36.1 million for the nine months ended September 30, 2012, due to the following changes for the comparable periods in 2012 and 2013: an increase of $13.2 million from the October 2012 incurrence of our term loan facility to fund a portion of the consideration for the R360 acquisition, an increase of $3.9 million due to an increase in the average outstanding balance on our senior revolving credit facility due to additional borrowings to fund a portion of the consideration for the R360 acquisition, an increase of $1.1 million due to an increase in the applicable margin above the base rate or LIBOR rate under our senior revolving credit facility as a result of our leverage ratio increasing due to our higher total debt balance, an increase of $0.8 million from the amortization of debt issuance costs associated with our term loan facility and amended credit facility, an increase of $0.6 million resulting from interest accretion expense recorded on long-term liabilities recorded at fair value associated with acquisitions closed during, or subsequent to, the nine months ended September 30, 2012, and an increase of $0.2 million due to the commencement of a $150 million interest rate swap in April 2012 with a fixed rate of 0.80%.

Other Income (Expense), Net. Other income (expense), net, was an income total of $0.8 million for each of the three month periods ended September 30, 2013 and 2012. Other income (expense), net, decreased $1.8 million, to an expense total of $0.1 million for the nine months ended September 30, 2013, from an income total of $1.7 million for the nine months ended September 30, 2012. The decrease was primarily attributable to net increases to the fair value of amounts payable under liability-classified contingent consideration arrangements associated with acquisitions closed prior to 2013.

Income Tax Provision. Income taxes increased $9.2 million, or 32.5%, to $37.6 million for the three months ended September 30, 2013, from $28.4 million for the three months ended September 30, 2012, as a result of increased pre-tax income.

Income taxes increased $15.0 million, or 19.3%, to $93.0 million for the nine months ended September 30, 2013, from $78.0 million for the nine months ended September 30, 2012, as a result of increased pre-tax income.

Our effective tax rates for the three months ended September 30, 2013 and 2012, were 38.2% and 36.4%, respectively.

Our effective tax rates for the nine months ended September 30, 2013 and 2012, were 38.8% and 38.7%, respectively.

During the nine months ended September 30, 2012, income tax expense and our effective tax rate were impacted by $1.1 million and 0.5 percentage points, respectively, due to $2.9 million of the $3.6 million equity-based compensation granted to certain executive officers, incurred at the time the executives agreed to modifications to their employment contracts, being non-deductible expenses.

Our reconciliation of the income tax provision to the 2011 federal and certain state tax returns, which were filed in the third quarter of 2012, decreased our tax expense by $1.8 million and reduced our effective tax rates by 2.3 percentage points for the three months ended September 30, 2012 and 0.9 percentage points for the nine months ended September 30, 2012. Our reconciliation of the income tax provision to the 2012 federal and certain state tax returns, which were filed in the third quarter of 2013, decreased our tax expense by $0.8 million and reduced our effective tax rates by 0.8 percentage points for the three months ended September 30, 2013 and 0.3 percentage points for the nine months ended September 30, 2013.

SEGMENT RESULTS

General

No single contract or customer accounted for more than 10% of our total revenues at the consolidated or reportable segment level during the periods presented. The table below shows for the periods indicated our total reported revenues attributable to services provided (dollars in thousands).

	Three months ended September 30,				Nine months ended September 30,
	2013		2012		2013		2012
Solid waste collection	$312,872	55.0%	$304,166	62.8%	$912,488	55.9%	$880,920	63.5%
Solid waste disposal and transfer	158,142	27.8	142,293	29.3	434,513	26.6	390,576	28.2
E&P waste treatment, disposal and recovery	68,605	12.0	5,824	1.2	194,720	12.0	15,458	1.1
Solid waste recycling	18,402	3.2	18,712	3.9	55,806	3.4	61,809	4.4
Intermodal and other	11,329	2.0	13,604	2.8	34,702	2.1	38,232	2.8

	569,350	100.0%	484,599	100.0%	1,632,229	100.0%	1,386,995	100.0%

Less: intercompany elimination	(65,704)		(58,945)		(189,311)		(174,180)

Total revenue	$503,646		$425,654		$1,442,918		$1,212,815

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

Prior to October 2012, we managed our operations through three geographic operating segments (Western, Central and Eastern), which were also our reportable segments. In October 2012, as a result of the R360 acquisition, we realigned our reporting structure and created a fourth operating segment, the E&P segment, which includes the majority of our E&P waste treatment and disposal operations. As a result, our three geographic operating segments and our E&P segment comprise our reportable segments. Additionally, in January 2013, we transferred an E&P operation in Louisiana, owned by us prior to the R360 acquisition, from our Central segment to our E&P segment. Each operating segment is responsible for managing several vertically integrated operations, which are comprised of districts. The segment information presented herein reflects the addition of the new E&P segment and the transfer of our E&P operation in Louisiana to the E&P segment. Under the current structure, our Western segment is comprised of operating locations in Alaska, California, Idaho, Montana, Nevada, Oregon, Washington and western Wyoming; our Central segment is comprised of operating locations in Arizona, Colorado, Kansas, Louisiana, Minnesota, Nebraska, New Mexico, Oklahoma, South Dakota, Texas, Utah and eastern Wyoming; and our Eastern segment is comprised of operating locations in Alabama, Illinois, Iowa, Kentucky, Massachusetts, Michigan, Mississippi, New York, North Carolina, South Carolina and Tennessee. The E&P segment is comprised of our E&P operations in Louisiana, New Mexico, North Dakota, Oklahoma, Texas, Wyoming and along the Gulf of Mexico.

Revenues, net of intercompany eliminations, for our reportable segments are shown in the following table in thousands and as a percentage of total revenues for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
	2013		2012		2013		2012
Western	$210,211	41.7%	$203,963	41.4%	$606,195	42.0%	$586,166	42.2%
Central	134,333	26.7	125,795	26.7	379,360	26.3	342,305	26.1
Eastern	96,060	19.1	92,758	19.6	279,554	19.4	275,431	19.5
E&P	63,042	12.5	3,138	12.3	177,809	12.3	8,913	12.2

	$503,646	100.0%	$425,654	100.0%	$1,442,918	100.0%	$1,212,815	100.0%

EBITDA for our reportable segments is shown in the following table in thousands and as a percentage of total revenues for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
	2013		2012		2013		2012
Western	$67,773	13.4%	$61,119	14.4%	$188,736	13.1%	$173,810	14.4%
Central	48,845	9.7	47,072	11.1	137,600	9.5	122,688	10.1
Eastern	28,038	5.6	26,113	6.1	82,947	5.8	77,879	6.4
E&P	31,125	6.2	2,122	0.5	82,036	5.7	6,011	0.5
Corporate(a)	188	—	(1,992)	(0.5)	(2,679)	(0.2)	(9,823)	(0.8)

	$175,969	34.9%	$134,434	31.6%	$488,640	33.9%	$370,565	30.6%

(a)	Corporate functions include accounting, legal, tax, treasury, information technology, risk management, human resources, training and other administrative functions. Amounts reflected are net of allocations to the four operating segments.

A reconciliation of EBITDA to Net income is included in Note 8 to our Condensed Consolidated Financial Statements included in Part 1, Item 1 of this report.

Significant changes in revenue and EBITDA for our reportable segments for the three and nine month periods ended September 30, 2013, compared to the three and nine month periods ended September 30, 2012, are discussed below:

Segment Revenue

Revenue in our Western segment increased $6.2 million, or 3.1%, to $210.2 million for the three months ended September 30, 2013, from $204.0 million for the three months ended September 30, 2012. The components of the increase consisted of volume increases of $5.0 million, net price increases of $3.9 million, revenue growth from acquisitions closed during, or subsequent to, the three months ended September 30, 2012, of $0.7 million and recyclable commodity sales increases of $0.3 million, partially offset by intermodal decreases of $2.2 million, decreases of $1.4 million from divested operations and other revenue decreases of $0.1 million.

Revenue in our Western segment increased $20.0 million, or 3.4%, to $606.2 million for the nine months ended September 30, 2013, from $586.2 million for the nine months ended September 30, 2012. The components of the increase consisted of net price increases of $13.3 million, revenue growth from acquisitions closed during, or subsequent to, the nine months ended September 30, 2012, of $12.8 million and volume increases of $2.7 million, partially offset by recyclable commodity sales decreases of $2.8 million, intermodal revenue decreases of $3.3 million, decreases of $2.0 million from divested operations and other revenue decreases of $0.7 million.

Revenue in our Central segment increased $8.5 million, or 6.8%, to $134.3 million for the three months ended September 30, 2013, from $125.8 million for the three months ended September 30, 2012. The components of the increase consisted of net price increases of $4.5 million, volume increases of $3.5 million, recyclable commodity sales increases of $0.3 million, other revenue increases of $0.1 million and revenue growth from acquisitions closed during, or subsequent to, the three months ended September 30, 2012, of $0.1 million.

Revenue in our Central segment increased $37.1 million, or 10.8%, to $379.4 million for the nine months ended September 30, 2013, from $342.3 million for the nine months ended September 30, 2012. The components of the increase consisted of revenue growth from acquisitions closed during, or subsequent to, the nine months ended September 30, 2012, of $18.0 million, net price increases of $12.9 million, volume increases of $6.1 million and other revenue increases of $0.4 million, partially offset by recyclable commodity sales decreases of $0.3 million.

Revenue in our Eastern segment increased $3.3 million, or 3.6%, to $96.1 million for the three months ended September 30, 2013, from $92.8 million for the three months ended September 30, 2012. The components of the increase consisted of net price increases of $3.0 million, volume increases of $0.9 million and revenue growth from acquisitions closed during, or subsequent to, the three months ended September 30, 2012, of $0.3 million, partially offset by recyclable commodity sales decreases of $0.8 million and decreases of $0.1 million from divested operations.

Revenue in our Eastern segment increased $4.2 million, or 1.5%, to $279.6 million for the nine months ended September 30, 2013, from $275.4 million for the nine months ended September 30, 2012. The components of the increase consisted of net price increases of $8.9 million, revenue growth from acquisitions closed during, or subsequent to, the nine months ended September 30, 2012, of $0.9 million and other revenue increases of $0.4 million, partially offset by volume decreases of $2.9 million, recyclable commodity sales decreases of $2.8 million and decreases of $0.3 million from divested operations.

Revenue in our E&P segment increased $59.9 million, to $63.0 million for the three months ended September 30, 2013, from $3.1 million for the three months ended September 30, 2012. The components of the increase consisted of revenue from the R360 acquisition and other acquisitions closed subsequent to the three months ended September 30, 2012 of $61.2 million, partially offset by volume decreases of $1.3 million.

Revenue in our E&P segment increased $168.9 million, to $177.8 million for the nine months ended September 30, 2013, from $8.9 million for the nine months ended September 30, 2012. The components of the increase consisted of revenue from the R360 acquisition and other acquisitions closed subsequent to the nine months ended September 30, 2012 of $171.0 million, partially offset by volume decreases of $2.1 million.

Segment EBITDA

EBITDA in our Western segment increased $6.7 million, or 10.9%, to $67.8 million for the three months ended September 30, 2013, from $61.1 million for the three months ended September 30, 2012. The increase was primarily due to price increases charged to our customers, increased roll off and landfill volumes, decreased rail transportation expenses at our intermodal operations, decreased expenses associated with the cost of recyclable commodities and decreased auto and workers’ compensation expense under our high deductible insurance program, partially offset by decreased recyclable commodity revenue, decreased intermodal revenue, increased third party trucking and transportation expenses, increased disposal expenses and increased direct and administrative labor expenses.

EBITDA in our Western segment increased $14.9 million, or 8.6%, to $188.7 million for the nine months ended September 30, 2013, from $173.8 million for the nine months ended September 30, 2012. The increase was primarily due to income generated from acquisitions closed during, or subsequent to, the nine months ended September 30, 2012, price increases charged to our customers, increased landfill volumes, decreased rail transportation expenses at our intermodal operations, decreased expenses associated with the cost of recyclable commodities and decreased auto and workers’ compensation expense under our high deductible insurance program, partially offset by decreased recyclable commodity revenue, decreased intermodal revenue, increased taxes on revenues, increased third party trucking and transportation expenses and increased direct and administrative labor expenses.

EBITDA in our Central segment increased $1.7 million, or 3.8%, to $48.8 million for the three months ended September 30, 2013, from $47.1 million for the three months ended September 30, 2012. The increase was primarily due to price increases charged to our customers, increased collection volumes, increased recyclable commodity revenue and decreased allocation of expenses from corporate due to a decrease in the allocation rate, partially offset by increased third party trucking and transportation expenses, increased disposal expenses, increased direct and administrative labor expenses and increased diesel fuel expenses.

EBITDA in our Central segment increased $14.9 million, or 12.2%, to $137.6 million for the nine months ended September 30, 2013, from $122.7 million for the nine months ended September 30, 2012. The increase was primarily due to income generated from acquisitions closed during, or subsequent to, the nine months ended September 30, 2012, price increases charged to our customers, increased landfill volumes, decreased auto and workers’ compensation expense under our high deductible insurance program and decreased allocation of expenses from corporate due to a decrease in the allocation rate, partially offset by increased third party trucking and transportation expenses, increased direct and administrative labor expenses, increased diesel fuel expenses, increased disposal expenses, increased truck, container and equipment maintenance and repair expenses and increased insurance premiums under our high deductible insurance program.

EBITDA in our Eastern segment increased $1.9 million, or 7.4%, to $28.0 million for the three months ended September 30, 2013, from $26.1 million for the three months ended September 30, 2012. The increase was primarily due to price increases charged to our customers, increased roll off and landfill volumes, decreased expenses associated with the cost of recyclable commodities and decreased allocation of expenses from corporate due to a decrease in the allocation rate, partially offset by decreased commercial collection volumes, increased diesel fuel expenses, increased disposal expenses and increased direct and administrative labor expenses.

EBITDA in our Eastern segment increased $5.0 million, or 6.5%, to $82.9 million for the nine months ended September 30, 2013, from $77.9 million for the nine months ended September 30, 2012. The increase was primarily due to price increases charged to our customers, increased landfill volumes, decreased expenses associated with the cost of recyclable commodities, decreased auto and workers’ compensation expense under our high deductible insurance program and decreased allocation of expenses from corporate due to a decrease in the allocation rate, partially offset by decreased recyclable commodity revenue, decreased commercial collection volumes, increased diesel fuel expenses and increased direct and administrative labor expenses.

EBITDA in our E&P segment increased $29.0 million, to $31.1 million for the three months ended September 30, 2013, from $2.1 million for the three months ended September 30, 2012. The increase was primarily attributable to $27.8 million of EBITDA generated from the R360 acquisition and other acquisitions closed subsequent to the three months ended September 30, 2012, partially offset by increased cell processing reserves and decreased volumes at operations owned in the comparable periods.

EBITDA in our E&P segment increased $76.0 million, to $82.0 million for the nine months ended September 30, 2013, from $6.0 million for the nine months ended September 30, 2012. The increase was primarily attributable to $49.3 million of EBITDA generated from the R360 acquisition and other acquisitions closed subsequent to the nine months ended September 30, 2012, partially offset by increased cell processing reserves and decreased volumes at operations owned in the comparable periods.

EBITDA at Corporate increased $2.2 million, to $0.2 million for the three months ended September 30, 2013, from a loss of $2.0 million for the three months ended September 30, 2012. The increase was primarily due to decreased expenses associated with the relocation of our corporate headquarters from Folsom, California to The Woodlands, Texas, which was substantially completed in 2012, partially offset by an increase in cash incentive compensation expense, an increase in equity-based compensation expense associated with our annual recurring grant of restricted stock units to our personnel and an increase in payroll expenses.

EBITDA at Corporate increased $7.1 million, to a loss of $2.7 million for the nine months ended September 30, 2013, from a loss of $9.8 million for the nine months ended September 30, 2012. The lower loss was due to decreased relocation expenses primarily associated with the relocation of our corporate headquarters from Folsom, California to The Woodlands, Texas, which was substantially completed in 2012, a decrease in total equity-based compensation expense primarily resulting from a non-recurring grant in 2012 of $3.6 million of immediately vested restricted stock units to certain executive officers at the time the executives agreed to modifications to their employment contracts and a decrease in direct acquisition expenses, partially offset by an increase in cash incentive compensation expense, an increase in equity-based compensation expense associated with our annual recurring grant of restricted stock units to our personnel, an increase in professional fee expenses and an increase in payroll expenses.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain cash flow information for the nine month periods ended September 30, 2013 and 2012 (in thousands):

	Nine Months Ended September 30,
	2013	2012
Net cash provided by operating activities	$385,404	$326,739
Net cash used in investing activities	(120,777)	(333,652)
Net cash provided by (used in) financing activities	(268,558)	97,802

Net increase (decrease) in cash and equivalents	(3,931)	90,889
Cash and equivalents at beginning of period	23,212	12,643

Cash and equivalents at end of period	$19,281	$103,532

Operating Activities Cash Flows

For the nine months ended September 30, 2013, net cash provided by operating activities was $385.4 million. For the nine months ended September 30, 2012, net cash provided by operating activities was $326.7 million. The $58.7 million net increase in cash provided by operating activities was due primarily to the following:

1)	An increase in net income of $23.0 million, adjusted for a decrease in cash flows from operating assets and liabilities, net of effects from acquisitions, of $19.9 million to cash provided by operating assets and liabilities of $12.5 million for the nine months ended September 30, 2013, from cash provided by operating assets and liabilities of $32.4 million for the nine months ended September 30, 2012. The significant components of the $12.5 million in net cash inflows from changes in operating assets and liabilities for the nine months ended September 30, 2013, include the following:

a)	an increase in cash resulting from a $3.1 million increase in other long term liabilities due primarily to increased deferred compensation plan liabilities resulting from employee contributions and plan earnings;

b)	an increase in cash resulting from a $6.9 million decrease in prepaid expenses and other current assets due primarily to a decrease in prepaid income taxes; and

c)	an increase in cash resulting from an increase in accrued liabilities of $21.4 million due primarily to an increase in the current portion of income taxes payable and accrued interest due to the timing of interest payments on our notes and term loan facility; partially offset by

d)	a decrease in cash resulting from a decrease in deferred revenue of $1.0 million due primarily to timing of advance billings to our customers;

e)	a decrease in cash resulting from a $4.2 million increase in accounts receivable due to increased revenues generated from acquisitions; and

f)	a decrease in cash resulting from a $13.4 million decrease in accounts payable due primarily to the timing of payments;

2)	An increase in depreciation and amortization expense of $43.7 million due primarily to assets acquired in acquisitions closed during, or subsequent to, the nine months ended September 30, 2012 and increased depletion expense resulting from higher landfill volumes;

3)	An increase in our loss on prior office leases of $9.9 million due primarily to the cessation of use of our former corporate headquarters in Folsom, California in 2013;

4)	An increase in loss on disposal of assets of $1.3 million due primarily to the net impact of the sale of two operating location in 2013;

5)	An increase in our provision for deferred taxes of $6.0 million due primarily to an increase in the tax deductibility of goodwill as a result of goodwill recorded from acquisitions closed during, and subsequent to, the nine months ended September 30, 2012 as well as other tax deductible timing differences associated with depreciation, partially offset by the deferred tax benefit from the loss on the prior office leases recorded in 2013 primarily associated with our former corporate headquarters; less

6)	A decrease in equity-based compensation expense of $2.8 million due to a non-recurring grant of $3.6 million of immediately vested restricted stock units to certain executive officers at the time the executives agreed to modifications to their employment contracts during the nine months ended September 30, 2012 and a $0.6 million decrease in the fair value of warrants issued as compensation for acquisition-related services due to a decline in acquisition activity, partially offset by a $1.4 million increase associated with our annual grant of restricted stock units to our personnel; less

7)	An increase in payment of contingent consideration recorded in earnings of $5.1 million due primarily to the final contingent consideration payout resulting from the completion of an earnings target for the 2012 acquisition of SKB exceeding the fair value of the contingent consideration liability recorded at the acquisition close date.

As of September 30, 2013, we had a working capital deficit of $39.9 million, including cash and equivalents of $19.3 million. Our working capital deficit decreased $15.2 million from a deficit of $55.1 million at December 31, 2012, including cash and equivalents of $23.2 million. To date, we have experienced no loss or lack of access to our cash or cash equivalents; however, we can provide no assurances that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets. Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements, along with stock repurchase and dividend programs, to reduce the unhedged portion of our indebtedness under our credit facility and to minimize our cash balances.

Investing Activities Cash Flows

Net cash used in investing activities decreased $212.9 million to $120.8 million for the nine months ended September 30, 2013, from $333.7 million for the nine months ended September 30, 2012. The significant components of the decrease in net cash used include the following:

1)	A decrease in payments for acquisitions of $221.2 million as we paid cash consideration during the nine months ended September 30, 2012 for the acquisitions of Alaska Waste, SKB Environmental and five other solid waste collection businesses and we have not closed a significant acquisition during the nine months ended September 30, 2013;

2)	A cash receipt of $18.0 million resulting from the settlement of the final closing date net working capital with the former owners of R360; and

3)	An increase in proceeds from disposal of assets of $7.0 million due primarily to the sale of two operating locations in 2013; less

4)	An increase in capital expenditures for property and equipment of $29.9 million due primarily to expenditures to support acquisitions closed during, or subsequent to, the nine months ended September 30, 2012, expenditures for leasehold improvements at our new corporate headquarters in The Woodlands, Texas and expenditures for trucks in our San Jose, California location that operate on compressed natural gas.

Financing Activities Cash Flows

Net cash provided by financing activities decreased $366.4 million to net cash used in financing activities of $268.6 million for the nine months ended September 30, 2013, from net cash provided by financing activities of $97.8 million for the nine months ended September 30, 2012. The significant components of the decrease include the following:

1)	A decrease in cash flows from proceeds from common stock offerings of $369.6 million, net, due to the sale during the nine months ended September 30, 2012 of 12,000,000 shares of our common stock in a public offering;

2)	An increase in payment of contingent consideration recorded at close of $19.4 million due primarily to the payout of the fair value of the contingent consideration liability recorded at the close date for the 2012 acquisition of SKB resulting from the completion of an earnings target; and

3)	An increase in cash dividends paid of $4.8 million due to an increase in our quarterly rate from $0.09 per share for the nine months ended September 30, 2012 to $0.10 per share for the nine months ended September 30, 2013 and an increase in our total common shares outstanding; less

4)	A decrease in payments to repurchase our common stock of $18.6 million due to no shares being repurchased during the nine months ended September 30, 2013; less

5)	A decrease in net repayments of long-term borrowings of $5.3 million due primarily to net repayments under our credit facility and debt assumed in acquisitions that was paid at close of $194.0 million and $13.0 million, respectively, during the nine months ended September 30, 2012, exceeding the net repayments under our credit facility and term loan facility of $123.5 million and $80.0 million, respectively, during the nine months ended September 30, 2013.

Our business is capital intensive. Our capital requirements include acquisitions and capital expenditures for landfill cell construction, landfill development, landfill closure activities and intermodal facility construction in the future.

Our Board of Directors has authorized a common stock repurchase program for the repurchase of up to $1.2 billion of our common stock through December 31, 2014. Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of the common stock and overall market conditions. As of each of September 30, 2013 and 2012, we had repurchased in aggregate 39.9 million shares of our common stock at an aggregate cost of $784.0 million. As of September 30, 2013, the remaining maximum dollar value of shares available for purchase under the program was approximately $416.0 million. No shares were repurchased under the program during the three or nine months ended September 30, 2013.

Our Board of Directors authorized the initiation of a quarterly cash dividend in October 2010 and has increased it on an annual basis. Cash dividends of $37.0 million and $32.2 million were paid during the nine months ended September 30, 2013 and 2012, respectively. In October 2013, our Board of Directors authorized an increase to our regular quarterly cash dividend of $0.015, from $0.10 to $0.115 per share. We cannot assure you as to the amounts or timing of future dividends.

We made $140.9 million in capital expenditures during the nine months ended September 30, 2013. We expect to make capital expenditures of approximately $200 million in 2013 in connection with our existing business. We have funded and intend to fund the balance of our planned 2013 capital expenditures principally through cash on hand, internally generated funds and borrowings under our credit facility. In addition, we may make substantial additional capital expenditures in acquiring MSW and E&P waste businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity. We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities. We believe that our cash and equivalents, credit facility and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future. However, disruptions in the capital and credit markets could adversely affect our ability to draw on our credit facility or raise other capital. Our access to funds under the credit facility is dependent on the ability of the banks that are parties to the facility to meet their funding commitments. Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.

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

On August 9, 2013, we and certain of our subsidiaries entered into Amendment No. 4 to the Master Note Purchase Agreement, dated July 15, 2008, as amended, increasing the aggregate principal amount of notes issuable under the Master Note Purchase Agreement from $750 million to $1.25 billion, representing a $500 million increase. The Amendment also facilitates the future issuance of floating rate notes.

We currently have $600 million of Notes outstanding under the Master Note Purchase Agreement. With the execution of the Amendment, we will be able to sell up to $650 million of additional Notes under and subject to the terms of the Master Note Purchase Agreement. No existing or potential note holder has any obligation to purchase additional notes under the Master Note Purchase Agreement.

On May 6, 2013, we and certain of our subsidiaries entered into a Second Amended and Restated Credit Agreement (the “credit agreement”) with Bank of America, N.A., as Administrative Agent and the other lenders from time to time party thereto (the “Lenders”). The credit agreement has a scheduled maturity date of May 4, 2018. As of September 30, 2013, we had $663.5 million outstanding under our credit facility, exclusive of outstanding standby letters of credit of $77.3 million.

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

Interest accrues on advances, at our option, at a LIBOR rate or a base rate plus an applicable margin for each interest period. The issuing fees for all letters of credit are also based on an applicable margin. The applicable margin used in connection with interest rates and fees is based on our consolidated leverage ratio. The applicable margin for LIBOR rate loans and letter of credit fees ranges from 1.125% to 1.750% and the applicable margin for base rate loans and swing line loans ranges from 0.125% to 0.750%. The applicable margin on base rate loans is 0.50% and the current applicable margin on LIBOR loans is 1.50% at September 30, 2013. We also pay a fee based on our consolidated leverage ratio on the actual daily unused amount of the aggregate commitments. The borrowings under the credit agreement are not collateralized. Proceeds of the borrowings under the credit agreement were used to refinance the previous credit facility, under which $680 million was outstanding, and which had a maturity of July 2016, and future borrowings will be used for general corporate purposes, including working capital, capital expenditures and permitted acquisitions.

The credit agreement contains representations, warranties, covenants and events of default, including a change of control event of default and limitations on incurrence of indebtedness and liens, new lines of business, mergers, transactions with affiliates and restrictive agreements. The credit agreement also includes covenants limiting, as of the last day of each fiscal quarter, (a) the ratio of the consolidated funded debt as of such date to the Consolidated EBITDA (as defined in the credit agreement), measured for the preceding 12 months, to not more than 3.50 to 1.00 and (b) the ratio of Consolidated EBIT (as defined in the credit agreement) to consolidated interest expense, in each case, measured for the preceding 12 months, to not less than 2.75 to 1.00. During the continuance of an event of default, the Lenders may take a number of actions, including declaring the entire amount then outstanding under the credit agreement due and payable. As of September 30, 2013, we were in compliance with all applicable covenants in our credit agreement.

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

As of September 30, 2013, we had the following contractual obligations:

	Payments Due by Period
	(amounts in thousands)
Recorded Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years
Long-term debt	$2,033,120	$7,456	$462,674	$1,269,880	$293,110
Cash interest payments	275,228	64,733	114,931	65,606	29,958
Contingent consideration	74,927	30,887	2,565	3,340	38,135

Long-term debt payments include:

1)	$663.5 million in principal payments due May 2018 related to our credit facility. We may elect to draw amounts on our credit facility in either base rate loans or LIBOR loans. At September 30, 2013, all amounts outstanding under the credit facility were in LIBOR loans, which bear interest at the LIBOR rate plus applicable LIBOR margin (approximately 1.68% at September 30, 2013), and base rate loans, which bear interest at the base rate plus applicable base rate margin (approximately 3.75% at September 30, 2013). As of September 30, 2013, our credit facility allowed us to borrow up to $1.2 billion.

2)	$720.0 million in principal payments related to our term loan facility. We may elect to draw amounts on the term loan facility in either base rate loans or LIBOR loans. At September 30, 2013, all amounts outstanding under the term loan facility were in LIBOR loans which bear interest at the LIBOR rate plus the applicable LIBOR margin (approximately 2.06% at September 30, 2013). Our term loan facility matures on October 25, 2017.

3)	$175.0 million in principal payments due 2015 related to our 2015 Notes. Holders of the 2015 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2015 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the Master Note Purchase Agreement. The 2015 Notes bear interest at a rate of 6.22%.

4)	$100.0 million in principal payments due 2016 related to our 2016 Notes. Holders of the 2016 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2016 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the Master Note Purchase Agreement. The 2016 Notes bear interest at a rate of 3.30%.

5)	$50.0 million in principal payments due 2018 related to our 2018 Notes. Holders of the 2018 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2018 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the Master Note Purchase Agreement. The 2018 Notes bear interest at a rate of 4.00%.

6)	$175.0 million in principal payments due 2019 related to our 2019 Notes. Holders of the 2019 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2019 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the Master Note Purchase Agreement. The 2019 Notes bear interest at a rate of 5.25%.

7)	$100.0 million in principal payments due 2021 related to our 2021 Notes. Holders of the 2021 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2021 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the Master Note Purchase Agreement. The 2021 Notes bear interest at a rate of 4.64%.

8)	$35.2 million in principal payments related to our tax-exempt bonds, which bear interest at variable rates (between 0.11% and 0.18%) at September 30, 2013. The tax-exempt bonds have maturity dates ranging from 2014 to 2033.

9)	$14.5 million in principal payments related to our notes payable to sellers and other third parties. Our notes payable to sellers and other third parties bear interest at rates between 2.5% and 10.9% at September 30, 2013, and have maturity dates ranging from 2014 to 2036.

The following assumptions were made in calculating cash interest payments:

1)	We calculated cash interest payments on the credit facility using the LIBOR rate plus the applicable LIBOR margin at September 30, 2013. We assumed the credit facility is paid off when it matures in May 2018.

2)	We calculated cash interest payments on our interest rate swaps using the stated interest rate in the swap agreement less the LIBOR rate through the term of the credit facility.

Contingent consideration payments include $55.8 million recorded as liabilities in our condensed consolidated financial statements at September 30, 2013, and $19.1 million of future interest accretion on the recorded obligations.

	Amount of Commitment Expiration Per Period
	(amounts in thousands)
Unrecorded Obligations(1)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years
Operating leases	$148,472	$18,998	$33,553	$25,388	$70,533
Unconditional purchase obligations	$14,243	$5,277	$8,966	$—	$—

(1)	We are party to operating lease agreements and unconditional purchase obligations. These lease agreements and purchase obligations are established in the ordinary course of our business and are designed to provide us with access to facilities and products at competitive, market-driven prices. At September 30, 2013, our unconditional purchase obligations consisted of multiple fixed-price fuel purchase contracts under which we have 4.1 million gallons remaining to be purchased for a total of $14.2 million, plus taxes and transportation costs upon delivery. The current fuel purchase contracts expire on or before December 31, 2014. These arrangements have not materially affected our financial position, results of operations or liquidity during the nine months ended September 30, 2013, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

We have obtained financial surety bonds, primarily to support our financial assurance needs and landfill and E&P operations. We provided customers and various regulatory authorities with surety bonds in the aggregate amounts of approximately $384.1 million and $361.6 million at September 30, 2013 and December 31, 2012, respectively. These arrangements have not materially affected our financial position, results of operations or liquidity during the nine months ended September 30, 2013, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

From time to time, we evaluate our existing operations and their strategic importance to us. If we determine that a given operating unit does not have future strategic importance, we may sell or otherwise dispose of those operations. Although we believe our reporting units would not be impaired by such dispositions, we could incur losses on them.

The disposal tonnage that we received in the nine month periods ended September 30, 2013 and 2012, at all of our landfills during the respective period, is shown below (tons in thousands):

	Nine months ended September 30,
	2013		2012
	Number of Sites	Total Tons	Number of Sites	Total Tons
Owned landfills and landfills operated under life-of-site agreements	49	14,287	44	11,191
Operated landfills	5	337	6	422

	54	14,624	50	11,613

NON-GAAP FINANCIAL MEASURES

Adjusted Free Cash Flow

We present adjusted free cash flow, a non-GAAP financial measure, supplementally because it is widely used by investors as a valuation and liquidity measure in the solid waste industry. Management uses adjusted free cash flow as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We define adjusted free cash flow as net cash provided by operating activities, plus proceeds from disposal of assets, plus or minus change in book overdraft, plus excess tax benefit associated with equity-based compensation, less capital expenditures for property and equipment and distributions to noncontrolling interests. We further adjust this calculation to exclude the effects of items management believes impact the ability to assess the operating performance of our business. This measure is not a substitute for, and should be used in conjunction with, GAAP liquidity or financial measures. Other companies may calculate adjusted free cash flow differently. Our adjusted free cash flow for the nine month periods ended September 30, 2013 and 2012, are calculated as follows (amounts in thousands):

	Nine months ended September 30,
	2013	2012
Net cash provided by operating activities	$385,404	$326,739
Less: Change in book overdraft	(374)	(3,383)
Plus: Proceeds from disposal of assets	9,075	2,107
Plus: Excess tax benefit associated with equity-based compensation	3,539	3,415
Less: Capital expenditures for property and equipment	(140,872)	(110,995)
Less: Distributions to noncontrolling interests	(198)	(94)
Adjustments:
Payment of contingent consideration recorded in earnings (a)	5,059	—
Corporate office relocation (b)	2,047	8,616
Tax effect (c)	(244)	(2,467)

Adjusted free cash flow	$263,436	$223,938

(a)	Reflects the addback of acquisition-related payments for contingent consideration that were recorded as expenses in earnings and a component of cash flow from operating activities as the amounts paid exceeded the fair value of the contingent consideration recorded at the acquisition date.
(b)	Reflects the addback of third party expenses and reimbursable advances to employees associated with the relocation of our corporate headquarters from California to Texas.
(c)	The tax effect of the Corporate office relocation is calculated based on the applied tax rates for the respective periods.

Adjusted EBITDA

We present adjusted EBITDA, a non-GAAP financial measure, supplementally because it is widely used by investors as a performance and valuation measure in the solid waste industry. Management uses adjusted EBITDA as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We define adjusted EBITDA as income before income tax provision, plus interest expense, plus depreciation and amortization expense, plus closure and post-closure accretion expense, plus or minus any loss or gain on disposal of assets, plus other expense, less other income. We further adjust this calculation to exclude the effects of items management believes impact the ability to assess the operating performance of our business. This measure is not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate adjusted EBITDA differently. Our adjusted EBITDA for the three and nine month periods ended September 30, 2013 and 2012, are calculated as follows (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Income before income tax provision	$98,554	$78,023	$239,637	$201,541
Plus: Interest expense	17,911	11,949	55,851	36,063
Plus: Depreciation and amortization	62,074	48,580	181,138	137,446
Plus: Closure and post-closure accretion	727	645	2,241	1,870
Plus/less: Loss (gain) on disposal of assets	(1,129)	244	1,993	715
Plus/less: Other expense (income), net	(845)	(825)	119	(1,663)
Adjustments:
Plus/less: Loss (gain) on prior office leases (a)	(596)	—	9,902	—
Plus: Acquisition-related costs (b)	167	1,451	974	3,610
Plus: Corporate relocation expenses (c)	215	1,774	636	6,491
Plus: Named executive officers’ one-time equity grants (d)	—	—	—	3,585
Plus: Gain from litigation settlement (e)	—	(3,537)	—	(3,537)

Adjusted EBITDA	$177,078	$138,304	$492,491	$386,121

(a)	Reflects the addback of the loss (gain) on prior office leases resulting primarily from the relocation of our corporate headquarters from California to Texas.
(b)	Reflects the addback of acquisition-related transaction costs.
(c)	Reflects the addback of costs associated with the relocation of our corporate headquarters from California to Texas.
(d)	Reflects the addback of one-time equity compensation expense incurred at the time our named executive officers’ employment contracts were modified.
(e)	Reflects the elimination of a non-recurring gain from an arbitration award.

Adjusted Net Income and Adjusted Net Income per Diluted Share

We present adjusted net income and adjusted net income per diluted share, both non-GAAP financial measures, supplementally because they are widely used by investors as a valuation measure in the solid waste industry. Management uses adjusted net income and adjusted net income per diluted share as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We provide adjusted net income to exclude the effects of items management believes impact the comparability of operating results between periods. Adjusted net income has limitations due to the fact that it excludes items that have an impact on our financial condition and results of operations. Adjusted net income and adjusted net income per diluted share are not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate adjusted net income and adjusted net income per diluted share differently. Our adjusted net income and adjusted net income per diluted share for the three and nine month periods ended September 30, 2013 and 2012, are calculated as follows (amounts in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Reported net income attributable to Waste Connections	$60,706	$49,385	$146,229	$123,104
Adjustments:
Amortization of intangibles (a)	6,211	6,267	18,861	18,115
Acquisition-related expenses (b)	167	1,451	2,661	3,610
Loss (gain) on disposal of assets (c)	(1,129)	244	1,993	715
Corporate relocation expenses (d)	215	1,774	636	6,491
Loss (gain) on prior office leases (e)	(596)	—	9,902	—
Named executive officers’ one-time equity grants (f)	—	—	—	3,585
Gain from litigation settlement (g)	—	(3,537)	—	(3,537)
Tax effect (h)	(1,862)	(2,356)	(13,025)	(9,920)

Adjusted net income attributable to Waste Connections	$63,712	$53,228	$167,257	$142,163

Diluted earnings per common share attributable to Waste Connections common stockholders:
Reported net income	$0.49	$0.40	$1.18	$1.02

Adjusted net income	$0.51	$0.43	$1.35	$1.17

(a)	Reflects the elimination of the non-cash amortization of acquisition-related intangible assets.
(b)	Reflects the elimination of acquisition-related expenses, including transaction costs and adjustments to the fair value of contingent consideration.
(c)	Reflects the elimination of a loss (gain) on disposal of assets.
(d)	Reflects the addback of costs associated with the relocation of our corporate headquarters from California to Texas.
(e)	Reflects the addback of the loss (gain) on prior office leases resulting primarily from the relocation of our corporate headquarters from California to Texas.
(f)	Reflects the addback of one-time equity compensation expense incurred at the time our named executive officers’ employment contracts were modified.
(g)	Reflects the elimination of a non-recurring gain from an arbitration award.
(h)	The aggregate tax effect of the adjustments in footnotes (a) through (g) is calculated based on the applied tax rates for the respective periods.

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

At September 30, 2013, our derivative instruments included three interest rate swap agreements that effectively fix the interest rate on the applicable notional amounts of our variable rate debt as follows (dollars in thousands):

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

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged floating rate debt. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. We are exposed to cash flow risk due to changes in interest rates with respect to the unhedged floating rate balances owed at September 30, 2013 and December 31, 2012, of $1.094 billion and $1.298 billion, respectively, including floating rate debt under our credit facility, term loan facility and floating rate municipal bond obligations. A one percentage point increase in interest rates on our variable-rate debt as of September 30, 2013 and December 31, 2012, would decrease our annual pre-tax income by approximately $10.9 million and $13.0 million, respectively. All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations, subject to counterparty default risk.

The market price of diesel fuel is unpredictable and can fluctuate significantly. We purchase approximately 30 million gallons of fuel per year; therefore, a significant increase in the price of fuel could adversely affect our business and reduce our operating margins. To manage a portion of this risk, we periodically enter into fuel hedge agreements related to forecasted diesel fuel purchases.

At September 30, 2013, our derivative instruments included one fuel hedge agreement as follows:

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

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged diesel fuel purchases. Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements. For the year ending December 31, 2013, we expect to purchase approximately 30 million gallons of fuel at market prices. During the three month period of October 1, 2013 to December 31, 2013, we expect to purchase approximately 7.5 million gallons of fuel at market prices; therefore, a $0.10 per gallon increase in the price of fuel over the remaining three months in 2013 would decrease our pre-tax income during this period by approximately $0.8 million.

We market a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals. We own and operate 37 recycling processing operations and sell other collected recyclable materials to third parties for processing before resale. To reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties. In the event of a decline in recycled commodity prices, a 10% decrease in average recycled commodity prices from the average prices that were in effect during the nine months ended September 30, 2013 and 2012, would have had a $5.0 million and $5.5 million impact on revenues for the nine months ended September 30, 2013 and 2012, respectively.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2013, that our disclosure controls and procedures were effective at the reasonable assurance level such that information required to be disclosed in our Exchange Act reports: (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2013, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

WASTE CONNECTIONS, INC.

Date: October 23, 2013	BY:	/s/ Ronald J. Mittelstaedt
Ronald J. Mittelstaedt,
Chief Executive Officer

Date: October 23, 2013	BY:	/s/ Worthing F. Jackman
Worthing F. Jackman,
Executive Vice President and Chief Financial Officer

Exhibit Number	Description of Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Registrant, dated as of June 14, 2013 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on July 24, 2013)

3.2	Third Amended and Restated Bylaws of the Registrant, effective May 15, 2009 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on April 23, 2009)

4.1	First Amendment to Term Loan Agreement, dated as of May 6, 2013 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on July 24, 2013)

4.2	Second Amended and Restated Credit Agreement, dated as of May 6, 2013 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on July 24, 2013)

4.3	Amendment No. 4 to Master Note Purchase Agreement, dated as of August 9, 2013 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on August 14, 2013)

10.1 +	Employment Agreement between the Registrant and Susan Netherton, dated as of July 23, 2013

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

+	Management contract or compensatory plan, contract or arrangement.