Form 10-K
period 2013-12-31
Waste Connections, Inc.
filed 2014-02-10
CIK 1057058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

   (Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 1-31507

WASTE CONNECTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3283464
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

3 Waterway Square Place, Suite 110
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

Yes ☐         No ☑

As of June 30, 2013, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant, based on the closing sales price for the registrant’s common stock, as reported on the New York Stock Exchange, was $5,048,673,977.

Number of shares of common stock outstanding as of January 31, 2014:  123,600,251

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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

As of December 31, 2013, we served residential, commercial, industrial and E&P customers in 31 states:  Alabama, Alaska, Arizona, California, Colorado, Idaho, Illinois, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Michigan, Minnesota, Mississippi, Montana, Nebraska, Nevada, New Mexico, New York, North Carolina, North Dakota, Oklahoma, Oregon, South Carolina, South Dakota, Tennessee, Texas, Utah, Washington and Wyoming.  As of December 31, 2013, we owned or operated a network of 148 solid waste collection operations; 66 transfer stations; seven intermodal facilities, 36 recycling operations, 55 active MSW, E&P and/or non-MSW landfills, 20 E&P liquid waste injection wells, 17 E&P waste treatment and recovery facilities and 20 oil recovery facilities. Non-MSW landfills accept construction and demolition, industrial and other non-putrescible waste.

Our senior management team has extensive experience in operating, acquiring and integrating non-hazardous waste services businesses, and we intend to continue to focus our efforts on balancing internal and acquisition-based growth.  We anticipate that a part of our future growth will come from acquiring additional MSW and E&P waste businesses and, therefore, we expect that additional acquisitions could continue to affect period-to-period comparisons of our operating results.

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

Target Secondary and Rural Markets. By targeting secondary and rural markets, we believe that we are able to garner a higher local market share than would be attainable in more competitive urban markets, which we believe reduces our exposure to customer churn and improves financial returns. In certain niche markets, like E&P waste treatment and disposal, early mover advantage in certain rural basins may improve market positioning and financial returns given the limited availability of existing third-party-owned waste disposal alternatives.

Control the Waste Stream.  In markets where waste collection services are provided under exclusive arrangements, or where waste disposal is municipally owned or funded or available at multiple sources, we believe that controlling the waste stream by providing collection services under exclusive arrangements is often more important to our growth and profitability than owning or operating landfills.  In addition, in certain E&P markets with “no pit” rules or other regulations that limit on-site storage or treatment of waste, control of the waste stream allows us to generate additional service revenue from the transportation of waste, as well as the waste treatment and disposal, thus increasing the overall scope and value of the services provided.

Optimize Asset Positioning.  We believe that the location of disposal sites within competitive markets is a critical factor to success in both MSW and E&P waste services.  Given the importance of and costs associated with the transportation of waste to treatment and disposal sites, having disposal capacity proximate to the waste stream may provide a competitive advantage and serve as a barrier to entry.

Provide Vertically Integrated Services.  In markets where we believe that owning landfills is a strategic advantage to a collection operation because of competitive and regulatory factors, we generally focus on providing integrated services, from collection through disposal of solid waste in landfills that we own or operate. Similarly, we see this strategic advantage in E&P waste services where we offer closed loop systems for liquid and solid waste storage, transportation, treatment, and disposal.

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

As of December 31, 2013, we delivered our services from over 200 operating locations grouped into four operating segments: our Western segment is comprised of operating locations in Alaska, California, Idaho, Montana, Nevada, Oregon, Washington and western Wyoming; our Central segment is comprised of operating locations in Arizona, Colorado, Kansas, Louisiana, Minnesota, Nebraska, New Mexico, Oklahoma, South Dakota, Texas, Utah and eastern Wyoming; our Eastern segment is comprised of operating locations in Alabama, Illinois, Iowa, Kentucky, Massachusetts, Michigan, Mississippi, New York, North Carolina, South Carolina and Tennessee; and, our E&P segment includes the majority of our E&P waste service operations in Louisiana, New Mexico, North Dakota, Oklahoma, Texas, Wyoming and along the Gulf of Mexico.  Some E&P revenues are also included in other operating segments, where we accept E&P waste at some of our solid waste landfills.

We manage and evaluate our business on the basis of the operating segments’ geographic characteristics, interstate waste flow, revenue base, employee base, regulatory structure, and acquisition opportunities.  Each operating segment has a regional vice president and a regional controller reporting directly to our corporate management.  These regional officers are responsible for operations and accounting in their operating segments and supervise their regional staff.  See Note 15 to the consolidated financial statements for further information on our segment reporting of our operations.

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

Generate Internal Growth.  To generate internal revenue growth, our district management and sales and marketing personnel focus on increasing market penetration in our current and adjacent markets, soliciting new customers in markets where such customers have the option to choose a particular waste collection service and marketing upgraded or additional services (such as compaction or automated collection) to existing customers.  We also seek price increases necessary to offset increased costs, to improve operating margins and to obtain adequate returns on our deployed capital.  Where possible, we intend to leverage our franchise-based platforms to expand our customer base beyond our exclusive market territories.  As customers are added in existing markets, our revenue per routed truck increases, which generally increases our collection efficiencies and profitability.  In markets in which we have exclusive contracts, franchises and governmental certificates, we expect internal volume growth generally to track population and business growth.

In niche disposal markets, like E&P, our focus is on increasing market penetration, and providing additional service offerings in existing markets where appropriate. In addition, we focus on developing and permitting new treatment and disposal sites in new and existing E&P markets to position ourselves to capitalize on current and future drilling activity in those areas.

Expand Through Acquisitions.  We intend to expand the scope of our operations by continuing to acquire MSW and E&P waste facilities and companies in new markets and in existing or adjacent markets that are combined with or “tucked in” to our existing operations.  We focus our acquisition efforts on markets that we believe provide significant growth opportunities for a well-capitalized market entrant and where we can create economic and operational barriers to entry by new competitors.  This focus typically highlights markets in which we can:  (1) provide waste collection services under exclusive arrangements such as franchise agreements, municipal contracts and governmental certificates; (2) gain a leading market position and provide vertically integrated collection and disposal services; or (3) gain a leading market position in a niche market through the provision of treatment and disposal services.  We believe that our experienced management, decentralized operating strategy, financial strength, size, and public company status make us an attractive buyer to certain waste collection and disposal acquisition candidates.  We have developed an acquisition discipline based on a set of financial, market and management criteria to evaluate opportunities.  Once an acquisition is closed, we seek to integrate it while minimizing disruption to our ongoing operations and those of the acquired business.

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

The U.S. solid waste services industry experienced significant consolidation during the 1990s.  The consolidation trend has continued, most notably with the merger between Republic Services, Inc. and Allied Waste Industries, Inc. in 2008, the merger between IESI-BFC Ltd. and Waste Services, Inc. in 2010, and the sale of the U.S. solid waste business of Veolia Environnement S.A. to Advanced Disposal Services, Inc. in 2012. In spite of this consolidation, the solid waste services industry remains regional in nature, with acquisition opportunities available in select markets.  The E&P waste services industry is similarly regional in nature and is also highly fragmented, with acquisition opportunities available in several active natural resource basins. In some markets in both MSW and E&P waste, independent landfill, collection or service providers lack the capital resources, management skills and/or technical expertise necessary to comply with stringent environmental and other governmental regulations and to compete with larger, more efficient, integrated operators.  In addition, many of the remaining independent operators may wish to sell their businesses to achieve liquidity in their personal finances or as part of their estate planning.

During the year ended December 31, 2013, we completed eight acquisitions, none of which individually accounted for greater than 10% of our total assets. The total fair value of consideration transferred for the eight acquisitions completed during the year ended December 31, 2013 was approximately $64.2 million. During 2012, we acquired the business of R360 Environmental Solutions, Inc., or R360, a leading provider of non-hazardous E&P waste treatment, recovery and disposal services, for total fair value of consideration transferred of $1.38 billion.  During the year ended December 31, 2012, we completed 12 other acquisitions, none of which individually or in the aggregate accounted for greater than 10% of our total assets. The total fair value of consideration transferred for the 12 other acquisitions completed during the year ended December 31, 2012 was approximately $275.8 million. During the year ended December 31, 2011, we completed 13 acquisitions, none of which individually accounted for greater than 10% of our total assets. The total fair value of consideration transferred for the 13 acquisitions completed during the year ended December 31, 2011 was approximately $375.7 million.

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

Governmental certificates, exclusive franchise agreements and exclusive municipal contracts grant us rights to provide MSW services within specified areas at established rates and are long-term in nature.  Governmental certificates, or G Certificates, are unique to the State of Washington and are awarded by the Washington Utilities and Transportation Commission, or WUTC, to solid waste collection service providers in unincorporated areas and electing municipalities.  These certificates typically grant the holder the exclusive and perpetual right to provide specific residential, commercial and/or industrial waste services in a defined territory at specified rates subject to divestiture and/or cancellation by the WUTC on specified, limited grounds.  Franchise agreements typically provide an exclusive period of seven years or longer for a specified territory; they specify a broad range of services to be provided, establish rates for the services and often give the service provider a right of first refusal to extend the term of the agreement.  Municipal contracts typically provide a shorter service period and a more limited scope of services than franchise agreements and generally require competitive bidding at the end of the contract term.  In markets where exclusive arrangements are not available, we may enter into residential contracts with homeowners’ associations, apartment owners and mobile home park operators, or work on a subscription basis with individual households.  In such markets, we may also provide commercial and industrial services under customer service agreements generally ranging from one to five years in duration.  Finally, in certain E&P markets with “no pit” rules or other regulations that limit on-site storage or treatment of waste, we offer containers and collection services to provide a closed loop system for the collection of drilling wastes at customers’ well sites and subsequent transportation of the waste to our facilities for treatment and disposal.

Landfill Disposal Services

As of December 31, 2013, we owned or operated 42 MSW landfills, six E&P waste landfills, which only accept E&P waste, and seven non-MSW landfills, which only accept construction and demolition, industrial and other non-putrescible waste. Thirteen of our MSW landfills also received E&P waste during 2013. We generally own landfills to achieve vertical integration in markets where the economic and regulatory environments make landfill ownership attractive.  We also own landfills in certain markets where it is not necessary to provide collection services because we believe that we are able to attract volume to our landfills, given our location or other market dynamics. Over time, MSW landfills generate a greenhouse gas, methane, which can be converted into a valuable source of clean energy. We deploy gas recovery systems at 30 of our landfills to collect methane, which can then be used to generate electricity for local households, fuel local industrial power plants, power alternative fueled vehicles, or qualify for carbon emission credits.

Our landfill facilities consisted of the following at December 31, 2013:

Owned and operated landfills	44
Operated landfills under life-of-site agreements	6
Operated landfills under limited-term operating agreements	5
55

Under landfill operating agreements, the owner of the property, generally a municipality, usually owns the permit and we operate the landfill for a contracted term, which may be the life of the landfill.  Where the contracted term is not the life of the landfill, the property owner is generally responsible for final capping, closure and post-closure obligations.  We are responsible for all final capping, closure and post-closure obligations at five of our six operated landfills for which we have life-of-site agreements.  Our five operating contracts for which the contracted term is less than the life of the landfill have expiration dates from 2014 to 2024, and we intend to seek renewal of these contracts prior to, or upon, their expiration.

Based on remaining permitted capacity as of December 31, 2013, and projected annual disposal volumes, the average remaining landfill life for our owned and operated landfills and landfills operated, but not owned, under life-of-site agreements, is estimated to be approximately 35 years.  Many of our existing landfills have the potential for expanded disposal capacity beyond the amount currently permitted.  We regularly consider whether it is advisable, in light of changing market conditions and/or regulatory requirements, to seek to expand or change the permitted waste streams or to seek other permit modifications.  We also monitor the available permitted in-place disposal capacity of our landfills on an ongoing basis and evaluate whether to seek capacity expansion using a variety of factors.

We are currently seeking to expand permitted capacity at ten of our landfills, for which we consider expansions to be probable.  Although we cannot be certain that all future expansions will be permitted as designed, the average remaining landfill life for our owned and operated landfills and landfills operated, but not owned, under life-of-site agreements is estimated to be approximately 42 years when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume.

The following table reflects estimated landfill capacity and airspace changes, as measured in tons, for owned and operated landfills and landfills operated, but not owned, under life-of-site agreements (in thousands):

	2013			2012
	Permitted	Probable Expansion	Total	Permitted	Probable Expansion	Total
Balance, beginning of year	654,764	138,885	793,649	532,650	141,814	674,464
Acquired landfills	-	-	-	64,595	37,628	102,223
Developed landfills	7,607	6,928	14,535	-	-	-
Permits granted	13,348	(13,348)	-	46,962	(46,962)	-
Airspace consumed	(19,091)	-	(19,091)	(15,383)	-	(15,383)
Pursued expansions	-	14,468	14,468	-	6,405	6,405
Changes in engineering estimates	11,424	-	11,424	25,940	-	25,940
Balance, end of year	668,052	146,933	814,985	654,764	138,885	793,649

The estimated remaining operating lives for the landfills we own and landfills we operate under life-of-site agreements, based on remaining permitted and probable expansion capacity and projected annual disposal volume, in years, as of December 31, 2013, and December 31, 2012, are shown in the tables below.  The estimated remaining operating lives include assumptions that the operating permits are renewed.

	2013
	0 to 5	6 to 10	11 to 20	21 to 40	41 to 50	51+	Total
Owned and operated landfills	2	2	5	14	5	16	44
Operated landfills under life-of-site agreements	-	-	2	2	-	2	6
	2	2	7	16	5	18	50

	2012
	0 to 5	6 to 10	11 to 20	21 to 40	41 to 50	51+	Total
Owned and operated landfills	1	2	8	8	6	18	43
Operated landfills under life-of-site agreements	-	1	2	2	-	1	6
	1	3	10	10	6	19	49

The disposal tonnage that we received in 2013 and 2012 at all of our landfills is shown in the tables below (tons in thousands):

	Three months ended
	March 31, 2013		June 30, 2013		September 30, 2013		December 31, 2013		Twelve months ended
	Number of Sites	Total Tons	Number of Sites	Total Tons	Number of Sites	Total Tons	Number of Sites	Total Tons	December 31, 2013
Owned landfills and landfills operated under life-of-site agreements	49	4,008	49	5,003	49	5,276	50	4,804	19,091
Operated landfills	5	102	5	115	5	119	5	113	449
	54	4,110	54	5,118	54	5,395	55	4,917	19,540

	Three months ended
	March 31, 2012		June 30, 2012		September 30, 2012		December 31, 2012		Twelve months ended
	Number of Sites	Total Tons	Number of Sites	Total Tons	Number of Sites	Total Tons	Number of Sites	Total Tons	December 31, 2012
Owned landfills and landfills operated under life-of-site agreements	40	3,276	41	3,716	44	4,199	49	4,192	15,383
Operated landfills	6	134	6	148	6	140	5	118	540
	46	3,410	47	3,864	50	4,339	54	4,310	15,923

Transfer Station and Intermodal Services

As of December 31, 2013, we owned or operated 61 MSW transfer stations and five E&P waste transfer stations with marine access.  Transfer stations receive, compact and load waste to be transported to landfills or treatment facilities via truck, rail or barge.  They extend our direct-haul reach and link collection operations or waste generators with distant disposal or treatment facilities by concentrating the waste stream from a wider area and thus providing better utilization rates and operating efficiencies.

Intermodal logistics is the movement of containers using two or more modes of transportation, usually including a rail or truck segment.  We entered the intermodal services business in the Pacific Northwest through the acquisition of Northwest Container Services, Inc., which provides repositioning, storage, maintenance and repair of cargo containers for international shipping companies.  We provide these services for containerized cargo primarily to international shipping companies importing and exporting goods through the Pacific Northwest.  We also operate two intermodal facilities primarily for the shipment of waste by rail to distant disposal facilities that we do not own.  As of December 31, 2013, we owned or operated seven intermodal operations in Washington and Oregon.  Our fleet of double-stack railcars provides dedicated direct-line haul services among terminals in Portland, Tacoma and Seattle.  We have contracts with the Burlington Northern Santa Fe and Union Pacific railroads for the movement of containers among our seven intermodal operations.  We also provide our customers container and chassis sales and leasing services.

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

Recycling Services

We offer residential, commercial, industrial and municipal customers recycling services for a variety of recyclable materials, including compost, cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals. We own or operate 36 recycling processing operations and sell other collected recyclable materials to third parties for processing before resale.  The majority of the recyclables we process for sale are paper products and are shipped primarily to customers in Asia.  Changes in end market demand as well as other factors can cause fluctuations in the prices for such commodities, which can affect revenue, operating income and cash flows.  To reduce our exposure to commodity price volatility and risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volumes collected from third parties.  We believe that recycling will continue to be an important component of local and state solid waste management plans due to the public’s increasing environmental awareness and expanding regulations that mandate or encourage recycling.

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

Our customers are generally responsible for the delivery of their waste streams to us. We receive flowback water, produced water and other drilling and production wastes at our facilities in vacuum trucks, dump trucks or containers deposited by roll-off trucks. In certain markets, we offer bins and rails systems that capture and separate liquid and solid oilfield waste streams at our customers’ well sites and deliver the drilling and production wastes to our facilities. Waste generated by offshore drilling is delivered by supply vessel from the drilling rig to one of our transfer stations, where the waste is then transferred to our network of barges for transport to our treatment facilities.

As of December 31, 2013, we provided E&P waste treatment, recovery and/or disposal services from a network of six E&P waste landfills, 13 MSW landfills that also received E&P waste during 2013, 20 E&P liquid waste injection wells, 17 E&P waste treatment and recovery facilities and 20 oil recovery facilities. Treatment processes vary by site and regulatory jurisdiction. At certain treatment facilities, loads of flowback and produced water and other drilling and production wastes delivered by our customers are sampled, assessed and tested by third parties according to state regulations. Solids contained in a waste load are deposited into a land treatment cell where liquids are removed from the solids and are sent through an oil recovery system before being injected into saltwater disposal injection wells or placed in evaporation cells that utilize specialized equipment to accelerate evaporation of liquids. In certain locations, fresh water is then added to the remaining solids in the cell to “wash” the solids several times to remove contaminants, including oil and grease, chlorides and other contaminants, to ensure the solids meet specific regulatory criteria that, in certain areas, are administered by third-party labs and submitted to the regulatory authorities.

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

COMPETITION

The U.S. municipal solid waste services industry is highly competitive and requires substantial labor and capital resources.  Besides Waste Connections, the industry includes:  two national, publicly held solid waste companies – Waste Management, Inc. and Republic Services, Inc.; several regional, publicly held and privately owned companies; and several thousand small, local, privately owned companies.  Certain of the markets in which we compete or will likely compete are served by one or more large, national solid waste companies, as well as by numerous regional and local solid waste companies of varying sizes and resources, some of which we believe have accumulated substantial goodwill in their markets.  We compete for collection, transfer and disposal volume based primarily on the price and, to a lesser extent, quality of our services. We also compete with operators of alternative disposal facilities, including incinerators, and with counties, municipalities and solid waste districts that maintain their own waste collection and disposal operations.  Public sector operators may have financial and other advantages over us because of their access to user fees and similar charges, tax revenues, tax-exempt financing and the ability to flow-control waste streams to publicly owned disposal facilities.

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

Competition for E&P waste comes primarily from smaller regional companies that utilize a variety of disposal methods and generally serve specific geographic markets. We also compete with publicly held and privately owned companies such as Waste Management, Inc., Republic Services, Inc., Clean Harbors, Inc., Tervita Corporation, Secure Energy Services Inc. and Newpark Resources, Inc. in certain markets. In addition, customers in many markets have the option of using internal disposal methods or outsourcing to another third-party disposal company. The principal competitive factors in this business include: gaining customer approval of treatment and disposal facilities; location of facilities in relation to customer activity; reputation; reliability of services; track record of environmental compliance; ability to accept multiple waste types at a single facility; and price.

The intermodal services industry is also highly competitive.  We compete against other intermodal rail services companies, trucking companies and railroads, many of which have greater financial and other resources than we do.  Competition is based primarily on price, reliability and quality of service.

REGULATION

Introduction

Our operations, including landfills, solid waste transportation, transfer stations, intermodal operations, vehicle maintenance shops, fueling facilities, and oilfield waste treatment, recovery and disposal operations, are all subject to extensive and evolving federal, state and local environmental, health, and safety laws and regulations, the enforcement of which has become increasingly stringent. These laws and regulations may, among other things, require the acquisition of permits for regulated activities; govern the amounts and types of substances that may be released into the environment in connection with our operations; restrict the way we handle or dispose of wastes; limit or prohibit our or our customers’ activities in sensitive areas such as wetlands, wilderness areas or areas inhabited by endangered or threatened species; require investigatory and remedial actions to mitigate pollution conditions caused by our operations or attributable to former operations; and impose specific standards addressing worker protections. Compliance is often costly or difficult, and the violation of these laws and regulations may result in the denial or revocation of permits, issuance of corrective action orders, assessment of administrative and civil penalties and even criminal prosecution. The environmental regulations that affect us are administered by the Environmental Protection Agency, or the EPA, and numerous other federal, state and local environmental, zoning, health and safety agencies. For example, the WUTC regulates the portion of our collection business in Washington performed under G Certificates.

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

Most E&P waste is exempt from stringent regulation as a hazardous waste under RCRA. None of our oilfield waste recycling, treatment, and disposal facilities are currently permitted to accept hazardous wastes for disposal, and we take precautions to help ensure that hazardous wastes do not enter or are not disposed of at these facilities. Some wastes handled by us that currently are exempt from treatment as hazardous wastes may in the future be designated as “hazardous wastes” under RCRA or other applicable statutes. For example, in September 2010, a nonprofit environmental group filed a petition with the EPA requesting reconsideration of the RCRA E&P waste exemption. Although the EPA has not yet formally responded to the petition, if the RCRA E&P waste exemption is repealed or modified, we could become subject to more rigorous and costly operating and disposal requirements.

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

Safe Drinking Water Act, or SDWA

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

Oil Pollution Act of 1990, or OPA

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

The Clean Air Act, or CAA

The CAA generally, through state implementation of federal requirements, regulates emissions of air pollutants from emissions sources, including certain landfills and oilfield waste facilities, based on factors such as the date of the construction and tons per year of emissions of regulated pollutants. The CAA and analogous state laws require permits for and impose other restrictions on facilities that have the potential to emit substances into the atmosphere above certain specified quantities or in a manner that could adversely affect environmental quality. Failure to obtain a permit or to comply with permit requirements could result in the imposition of substantial administrative, civil and even criminal penalties.

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

The EPA recently modified, or is in the process of modifying, standards promulgated under the CAA in a manner which could increase our compliance costs. For example, the EPA has recently modified or discussed modifying the municipal solid waste landfill new source performance standard, national ambient air quality standards applicable to particulate matter, carbon monoxide, and oxides of sulfur and nitrogen, and other standards to make them more stringent.

Climate Change Laws and Regulations

On September 27, 2006, California enacted AB 32, the Global Warming Solutions Act of 2006, which established the first statewide program in the United States to limit greenhouse gas, or GHG, emissions and impose penalties for non-compliance. Because landfill and collection operations emit GHGs, our operations in California are subject to regulations issued under AB 32. The California Air Resources Board, or CARB, has taken, and plans to take, various actions to implement AB 32. CARB approved a landfill methane control measure, which became effective in June 2010, and this measure requires that certain uncontrolled landfills install gas collection and control systems and also sets operating standards for gas collection and control systems. In addition, CARB implemented a GHG cap-and-trade program, which began imposing compliance obligations in January 2013.

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

Regulation of GHG emissions from oil and gas E&P operations may also increase the costs to our customers of developing and producing hydrocarbons, and as a result, may have an indirect and adverse effect on the amount of oilfield waste delivered to our facilities by our customers. For example, a group of state attorneys general petitioned the EPA in December 2012 requesting that the EPA set methane emissions standards for the oil and gas sector pursuant to its CAA authority. The EPA has not yet acted on the petition, but the State of Colorado proposed rules in November 2013 that would directly regulate methane emissions from the oil and gas sector, and other states may follow.

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

If new federal, state or local laws or regulations that significantly restrict hydraulic fracturing are adopted, such legal requirements could result in delays, eliminate certain drilling and injection activities and make it more difficult or costly for our customers to perform hydraulic fracturing. Any such regulations limiting or prohibiting hydraulic fracturing could reduce oil and natural gas exploration and production activities by our customers and, therefore, adversely affect our business. Such laws or regulations could also materially increase our costs of compliance.

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

There has been an increasing trend at the state and local level to mandate and encourage waste reduction at the source and waste recycling, and to prohibit or restrict the disposal in landfills of certain types of solid wastes, such as food waste, yard waste, leaves, tires, computers and other electronic equipment waste, and painted wood and other construction and demolition debris. The enactment of regulations reducing the volume and types of wastes available for transport to and disposal in landfills could prevent us from operating our facilities at their full capacity.

Some state and local authorities enforce certain federal requirements in addition to state and local laws and regulations. For example, in some states, local or state authorities enforce requirements of RCRA, the OSH Act and parts of the CAA and the Clean Water Act instead of the EPA or OSHA, as applicable, and in some states such laws are enforced jointly by state or local and federal authorities.

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

Insurance

We have a high deductible or self-insured retention insurance program for automobile liability, general liability, employer’s liability claims, environmental liability, cyber liability, employment practices liability and directors’ and officers’ liability as well as for employee group health insurance, property and workers’ compensation.  Our loss exposure for insurance claims is generally limited to per incident deductibles or self-insured retentions.  Losses in excess of deductible or self-insured retention levels are insured subject to policy limits.  Under our current insurance program, we carry per incident deductibles or self-insured retentions of $2 million for automobile liability claims, $1.5 million for workers’ compensation and employer’s liability claims, $1 million for general liability claims, $500,000 for directors’ and officers’ liability claims, $250,000 for employee group health insurance and employment practices liability, and primarily $100,000 for property claims.  We also have a policy covering risks associated with cyber liability that has a $50,000 self-insured retention. Additionally, we have umbrella policies with insurance companies for automobile liability, general liability and employer’s liability. Since workers’ compensation is a statutory coverage limited by the various state jurisdictions, the umbrella coverage is not applicable.  Also, our umbrella policy does not cover property claims, as the insurance limits for these claims are in accordance with the replacement values of the insured property.  From time to time, actions filed against us include claims for punitive damages, which are generally excluded from coverage under our liability insurance policies.

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

Financial Surety Bonds

We use financial surety bonds for a variety of corporate guarantees.  The financial surety bonds are primarily used for guaranteeing municipal contract performance and providing financial assurances to meet asset closure and retirement requirements under certain environmental regulations.  In addition to surety bonds, such guarantees and obligations may also be met through alternative financial assurance instruments, including insurance, letters of credit and restricted asset deposits. At December 31, 2013 and 2012, we had provided customers and various regulatory authorities with surety bonds in the aggregate amount of approximately $304.4 million and $277.8 million, respectively, to secure our asset closure and retirement requirements and $89.2 million and $83.7 million, respectively, to secure performance under collection contracts and landfill operating agreements.

We own a 9.9% interest in a company that, among other activities, issues financial surety bonds to secure landfill final capping, closure and post-closure obligations for companies operating in the solid waste sector, including a portion of our own.

EMPLOYEES

At December 31, 2013, we employed 6,633 employees, of which 823, or approximately 12.4% of our workforce, were employed under collective bargaining agreements, primarily with the Teamsters Union.  These collective bargaining agreements are renegotiated periodically.  We have seven collective bargaining agreements covering 319 employees that have expired or are set to expire during 2014.  We do not expect any significant disruption in our overall business in 2014 as a result of labor negotiations, employee strikes or organizational efforts.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning our executive officers as of February 10, 2014:

NAME	AGE	POSITIONS
Ronald J. Mittelstaedt (1)	50	Chief Executive Officer and Chairman
Steven F. Bouck	56	President
Darrell W. Chambliss	49	Executive Vice President and Chief Operating Officer
Worthing F. Jackman	49	Executive Vice President and Chief Financial Officer
David G. Eddie	44	Senior Vice President and Chief Accounting Officer
David M. Hall	56	Senior Vice President – Sales and Marketing
James M. Little	52	Senior Vice President – Engineering and Disposal
Matthew S. Black	41	Vice President and Chief Tax Officer
Eric O. Hansen	48	Vice President – Chief Information Officer
Susan R. Netherton	44	Vice President – People, Training and Development
Scott I. Schreiber	57	Vice President – Disposal Operations
Patrick J. Shea	43	Vice President, General Counsel and Secretary
Gregory Thibodeaux	47	Vice President – Maintenance and Fleet Management
Mary Anne Whitney	50	Vice President – Finance
Richard K. Wojahn	56	Vice President – Business Development

(1)	Member of the Executive Committee of the Board of Directors.

Ronald J. Mittelstaedt has been Chief Executive Officer and a director of Waste Connections since the company was formed, and was elected Chairman in January 1998. Mr. Mittelstaedt also served as President from Waste Connections’ formation through August 2004. Mr. Mittelstaedt has more than 25 years of experience in the solid waste industry. Mr. Mittelstaedt serves as a director of SkyWest, Inc. Mr. Mittelstaedt holds a B.A. degree in Business Economics with a finance emphasis from the University of California at Santa Barbara.

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

Darrell W. Chambliss has been Executive Vice President and Chief Operating Officer of Waste Connections since October 2003. From October 1, 1997, to that date, Mr. Chambliss served as Executive Vice President – Operations. Mr. Chambliss has more than 24 years of experience in the solid waste industry. Mr. Chambliss holds a B.S. degree in Business Administration from the University of Arkansas.

Worthing F. Jackman has been Executive Vice President and Chief Financial Officer of Waste Connections since September 1, 2004. From April 2003 to that date, Mr. Jackman served as Vice President – Finance and Investor Relations. Mr. Jackman held various investment banking positions with Alex. Brown & Sons, now Deutsche Bank Securities, Inc., from 1991 through 2003, including most recently as a Managing Director within the Global Industrial & Environmental Services Group. In that capacity, he provided capital markets and strategic advisory services to companies in a variety of sectors, including solid waste services. Mr. Jackman serves as a director of Quanta Services, Inc. He holds a B.S. degree in Finance from Syracuse University and an M.B.A. from the Harvard Business School.

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

David M. Hall has been Senior Vice President – Sales and Marketing of Waste Connections since October 2005. From August 1998 to that date, Mr. Hall served as Vice President – Business Development. Mr. Hall has more than 26 years of experience in the solid waste industry with extensive operating and marketing experience in the Western U.S. Mr. Hall received a B.S. degree in Management and Marketing from Missouri State University.

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

Susan R. Netherton has been Vice President – People, Training and Development since July 2013. From February 2007 to that date, Ms. Netherton served as Director of Human Resources and Employment Manager. From 1994 to 2007, Ms. Netherton held various human resources positions at Carpenter Technology Corporation, a publicly traded specialty metals and materials company. Ms. Netherton holds a B. S. in Elementary Education from Kutztown University and an M.B.A. from St. Mary’s College of California.

Scott I. Schreiber has been Vice President – Disposal Operations of Waste Connections since February 2009.  From October 1998 to that date, Mr. Schreiber served as Director of Landfill Operations.  Mr. Schreiber has more than 34 years of experience in the solid waste industry.  From September 1993 to September 1998, Mr. Schreiber served as corporate Director of Landfill Development and corporate Director of Environmental Compliance for Allied Waste Industries, Inc.  From August 1988 to September 1993, Mr. Schreiber served as Regional Engineer (Continental Region) and corporate Director of Landfill Development for Laidlaw Waste Systems Inc.  From June 1979 to August 1988, Mr. Schreiber held several managerial and technical positions in the solid waste and environmental industry.  Mr. Schreiber holds a B.S. degree in Chemistry from the University of Wisconsin at Parkside.

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

Gregory Thibodeaux has been Vice President – Maintenance and Fleet Management of Waste Connections since January 2011. From January 2000 to that date, Mr. Thibodeaux served as Director of Maintenance.  Mr. Thibodeaux has more than 28 years of experience in the solid waste industry having held various management positions with Browning Ferris Industries, Sanifill, and USA Waste Services, Inc.  Before coming to Waste Connections, Mr. Thibodeaux served as corporate Director of Maintenance for Texas Disposal Systems.

Mary Anne Whitney has been Vice President - Finance of Waste Connections since March 2012.  From November 2006 to that date, Ms. Whitney served as Director of Finance.  Ms. Whitney held various finance positions for Wheelabrator Technologies from 1990 to 2001.  Ms. Whitney holds a B.A. degree in Economics from Georgetown University and an M.B.A. in Finance from New York University Stern School of Business.

Richard K. Wojahn has been Vice President – Business Development of Waste Connections since February 2009.  From September 2005 to that date, Mr. Wojahn served as Director of Business Development.  Mr. Wojahn served as Vice President of Operations for Mountain Jack Environmental Services, Inc. (which was acquired by Waste Connections in September 2005) from January 2004 to September 2005.  Mr. Wojahn has more than 32 years of experience in the solid waste industry having held various management positions with Waste Management, Inc. and Allied Waste Industries, Inc.  Mr. Wojahn attended Western Illinois University.

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

Certain statements contained in this Annual Report on Form 10-K are forward-looking in nature, including statements related to our ability to obtain additional exclusive arrangements, our ability to generate internal growth, our ability to generate free cash flow and reduce our leverage, our ability to provide adequate cash to fund our operating activities, our ability to draw on our credit facility or raise additional capital, the impact of global economic conditions on our volume, business and results of operations, the effects of landfill special waste projects on volume results, the effects of seasonality on our business and results of operations, demand for recyclable commodities and recyclable commodity pricing, our ability to grow through acquisitions and our expectations with respect to the impact of acquisitions on our expected revenues and expenses, our ability to expand permitted capacity at landfills we own or operate, our expectations with respect to capital expenditures, and our expectations with respect to the purchase of fuel and fuel prices.  These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates,” or the negative thereof or comparable terminology, or by discussions of strategy.

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

Risks Related to Our Business

Our results are vulnerable to economic conditions.

Our business and financial results would be harmed by downturns in the general economy of the regions in which we operate and other factors affecting those regions. Negative effects of a weak economy include decreases in volume generally associated with the drilling and construction industries, reduced personal consumption and declines in recycled commodity prices.  In an economic slowdown, we also experience the negative effects of increased competitive pricing pressure, customer turnover, and reductions in customer service requirements.  Worsening economic conditions or a prolonged or recurring economic recession could adversely affect our operating results and expected seasonal fluctuations.  Further, we cannot assure you that any improvement in economic conditions after such a downturn will result in an immediate, if at all positive, improvement in our operating results or cash flows.

Our industry is highly competitive and includes larger and better capitalized companies, companies with lower prices, return expectations or other advantages, and governmental service providers, which could adversely affect our ability to compete and our operating results.

Our industry is highly competitive and requires substantial labor and capital resources.  Some of the markets in which we compete or will seek to compete are served by one or more large, national companies, as well as by regional and local companies of varying sizes and resources, some of which we believe have accumulated substantial goodwill in their markets.  Some of our competitors may also be better capitalized than we are, have greater name recognition than we do, or be able to provide or be willing to bid their services at a lower price than we may be willing to offer.  In addition, existing and future competitors may develop or offer services or new technologies, new facilities or other advantages. Our inability to compete effectively could hinder our growth or negatively impact our operating results.

In our solid waste business, we also compete with counties, municipalities and solid waste districts that maintain or could in the future choose to maintain their own waste collection and disposal operations, including through the implementation of flow control ordinances or similar legislation.  These operators may have financial advantages over us because of their access to user fees and similar charges, tax revenues and tax-exempt financing.

In our E&P waste business, we compete for disposal volumes with existing facilities owned by third parties, and we face potential competition from new facilities that are currently under development. Increased competition in certain markets may result in lower pricing and decreased volumes at our facilities. In addition, customers in certain markets may decide to use internal disposal methods for the treatment and disposal of their waste.

Our E&P waste business depends on the level of drilling and production activity in the basins in which we operate and the willingness of E&P companies to outsource their waste services activities.

The demand for E&P waste services in the basins in which we operate may be adversely affected by the level of drilling activity and the willingness of E&P companies to outsource their waste services activities. The amount of drilling and production activity can be affected by a variety of external factors, including: the supply of and demand for oil and natural gas, oil and natural gas prices, expectations for oil and natural gas prices, production rates, development, production and transportation costs, discovery rates, regulations, domestic and worldwide economic conditions, credit markets, and political stability. We also are largely dependent on the willingness of E&P companies to outsource their waste services activities generally, and to us specifically rather than to our competitors. To the extent that E&P companies, including our current customers, elect not to outsource their E&P waste services activities or market prices decline, our results may be affected. E&P companies have varying market shares within basins, and, depending on that share, the loss of any customer in a given basin could have an adverse effect on results of operations and cash flows in that market. Furthermore, while our E&P customers frequently require us to enter into master service agreements, such agreements typically do not include volume commitments from the customers and typically are terminable at the discretion of either party. These factors introduce greater volatility to our revenues and operating margins for this business, which could have a material adverse effect on our financial position, results of operations and cash flows.

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

We seek to grow through strategic acquisitions in addition to internal growth. Although we have and expect to continue to identify numerous acquisition candidates that we believe may be suitable, we may not be able to acquire them at prices or on terms and conditions favorable to us.

Other companies have adopted or may in the future adopt our strategy of acquiring and consolidating regional and local businesses.  We expect that increased consolidation in the solid waste services industry will continue to reduce the number of attractive acquisition candidates.  Moreover, general economic conditions and the environment for attractive investments may affect the desire of the owners of acquisition candidates to sell their companies.  As a result, we may have fewer acquisition opportunities, and those opportunities may be on less attractive terms than in the past, which could cause a reduction in our rate of growth from acquisitions.

Our ability to access the capital markets may be severely restricted at a time when we would like, or need, to do so. While we expect we will be able to fund some of our acquisitions with our existing resources, additional financing to pursue additional acquisitions may be required.  However, particularly if market conditions deteriorate, we may be unable to secure additional financing or any such additional financing may be available to us on unfavorable terms, which could have an impact on our flexibility to pursue additional acquisition opportunities.  In addition, disruptions in the capital and credit markets could adversely affect our ability to draw on our credit facility or raise other capital.  Our access to funds under the credit facility is dependent on the ability of the banks that are parties to the facility to meet their funding commitments.  Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.

Our indebtedness could adversely affect our financial condition and limit our financial flexibility.

As of December 31, 2013, we had approximately $2.1 billion of total indebtedness outstanding, and we may incur additional debt in the future.  This amount of indebtedness could:

•	increase our vulnerability to general adverse economic and industry conditions;
•	expose us to interest rate risk since a majority of our indebtedness is at variable rates;
•	limit our ability to obtain additional financing or refinancings at attractive rates;
•	require the dedication of a substantial portion of our cash flow from operations to the payment of principal of, and interest on, our indebtedness, thereby reducing the availability of such cash flow to fund our growth strategy, working capital, capital expenditures, dividends, share repurchases and other general corporate purposes;
•	limit our flexibility in planning for, or reacting to, changes in our business and the industry; and

•	place us at a competitive disadvantage relative to our competitors with less debt.

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

Price increases may not be adequate to offset the impact of increased costs, or may cause us to lose volume.

We seek price increases necessary to offset increased costs, to improve operating margins and to obtain adequate returns on our deployed capital.  Contractual, general economic, competitive or market-specific conditions may limit our ability to raise prices.  As a result of these factors, we may be unable to offset increases in costs, improve operating margins and obtain adequate investment returns through price increases.  We may also lose volume to lower-price competitors.

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

The seasonal nature of our business and “event-driven” waste projects cause our results to fluctuate.

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

Adverse winter weather conditions slow waste collection activities, resulting in higher labor and operational costs.  Greater precipitation in the winter increases the weight of collected waste, resulting in higher disposal costs, which are calculated on a per ton basis.  Certain weather conditions, including severe storms, may result in temporary suspension of our operations, which can significantly impact the operating results of the affected areas. Conversely, weather-related occurrences and other “event-driven” waste projects can boost revenues through heavier weight loads or additional work for a limited time period. These factors impact period-to-period comparisons of financial results, and our stock price may be negatively affected by these variations.

We may lose contracts through competitive bidding, early termination or governmental action.

We derive a significant portion of our revenues from market areas where we have exclusive arrangements, including franchise agreements, municipal contracts and G Certificates.  Many franchise agreements and municipal contracts are for a specified term and are, or will be, subject to competitive bidding in the future.  For example, we have approximately 301 contracts, representing approximately 3.5% of our annual revenues, which are set for expiration or automatic renewal on or before December 31, 2014.  Although we intend to bid on additional municipal contracts and franchise agreements, we may not be the successful bidder.  In addition, some of our customers, including municipalities, may terminate their contracts with us before the end of the terms of those contracts.  Similar risks may affect contracts that we are awarded to operate municipally-owned assets, such as landfills. For example, see the discussion regarding the Madera County, California Materials Recovery Facility Contract Litigation under the “Legal Proceedings” section of Note 11 of our consolidated financial statements included in Item 8 of this report.

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

Increases in labor costs could impact our financial results.

Labor is one of our highest costs and relatively small increases in labor costs per employee could materially affect our cost structure.  We compete with other businesses in our markets for qualified employees and the labor supply is sometimes tight in our markets.  In our E&P waste business, for example, we are exposed to the cyclical variations in demand that are particular to the development and production of oil and natural gas in the U.S. A shortage of qualified employees would require us to incur additional costs related to wages and benefits, to hire more expensive temporary employees or to contract for services with more expensive third-party vendors.

Increases in the price of diesel or compressed natural gas fuel may adversely affect our collection business and reduce our operating margins.

The market price of diesel fuel is volatile.  We generally purchase diesel fuel at market prices, and such prices have fluctuated significantly in recent years.  A significant increase in market prices for fuel could adversely affect our waste collection business through a combination of higher fuel and disposal-related transportation costs and reduce our operating margins and reported earnings.  To manage a portion of this risk, we have entered into fuel hedge agreements related to forecasted diesel fuel purchases and fixed-price fuel purchase contracts.  During periods of falling diesel fuel prices, our hedge payable positions may increase and it may become more expensive to purchase fuel under fixed-price fuel purchase contracts than at market prices.

We utilize compressed natural gas, or CNG, in a small percentage of our fleet and may convert more of our fleet from diesel fuel to CNG over time. The market price of CNG is also volatile; a significant increase in such cost could adversely affect our operating margins and reported earnings.

Labor union activity could divert management attention and adversely affect our operating results.

From time to time, labor unions attempt to organize our employees.  Some groups of our employees are represented by unions, and we have negotiated collective bargaining agreements with most of these unions.  We are currently engaged in negotiations with other labor unions attempting to organize groups of our employees.  Additional groups of employees may seek union representation in the future.  As a result of these activities, we may be subjected to unfair labor practice charges, complaints and other legal and administrative proceedings initiated against us by unions or the National Labor Relations Board, which could negatively impact our operating results. Negotiating collective bargaining agreements with these unions could divert management attention, which could also adversely affect operating results.  If we are unable to negotiate acceptable collective bargaining agreements, we might have to wait through “cooling off” periods, which are often followed by union-initiated work stoppages, including strikes.  Depending on the type and duration of any labor disruptions, our operating expenses could increase significantly, which could adversely affect our financial condition, results of operations and cash flows.

We could face significant withdrawal liability if we withdraw from participation in one or more multiemployer pension plans in which we participate and the accrued pension benefits are not fully funded.

We participate in two “multiemployer” pension plans administered by employee and union trustees. We make periodic contributions to these plans to fund pension benefits for our union employees pursuant to our various contractual obligations to do so. In the event that we withdraw from participation in or otherwise cease our contributions to one of these plans, then applicable law regarding withdrawal liability could require us to make additional contributions to the plan if the accrued benefits are not fully funded, and we would have to reflect that “withdrawal liability” as an expense in our consolidated statement of operations and as a liability on our consolidated balance sheet. Our withdrawal liability for any multiemployer plan would depend on the extent to which accrued benefits are funded. In the ordinary course of our renegotiation of collective bargaining agreements with labor unions that participate in these plans, we may decide to discontinue participation in a multiemployer plan, and in that event, we could face withdrawal liability. Some multiemployer plans in which we participate may from time to time have significant accrued benefits that are not funded. The size of our potential withdrawal liability may be affected by the level of unfunded accrued benefits, the actuarial assumptions used by the plan and the investment gains and losses experienced by the plan.

Our financial results could be adversely affected by impairments of goodwill or indefinite-lived intangibles.

As a result of our acquisition strategy, we have a material amount of goodwill and indefinite-lived intangibles recorded in our financial statements. We do not amortize our existing goodwill or indefinite-lived intangibles and are required to test goodwill and indefinite-lived intangibles for impairment annually using the two-step process prescribed in the accounting guidance. The first step is a screen for potential impairment, using either a qualitative or quantitative assessment, while the second step measures the amount of the impairment, if any. We perform the first step of the required impairment tests of goodwill and indefinite-lived intangible assets annually using a quantitative assessment.

We have an indefinite-lived intangible asset related to an operating permit at our recycling facility in the Albany, NY market (“Sierra Processing”) with a carrying value of $42.3 million at December 31, 2012 and 2013, that experienced a temporary decline in its estimated fair value in 2012 due to a decline in profitability resulting from decreases in revenue from reductions in market prices for recyclable commodities, increases in logistics and processing expenses and purchasing recyclable commodities for processing and resale at prices that resulted in Sierra Processing recognizing losses on the final sale. In 2013, we implemented cost controls, recognized operating efficiencies that improved per ton processing costs and ceased the purchase of recyclable commodities at prices that did not provide an appropriate profit margin upon final sale. As a result of these changes, profitability at Sierra Processing improved and our 2013 indefinite-lived impairment testing determined that the fair value of the operating permit exceeded its carrying value; therefore, no impairment charge has been recorded as of December 31, 2013. If we are unable to maintain the cost controls and operating efficiencies we have implemented, or if future market prices and processing volumes at Sierra Processing are significantly less than our expectations, we may be required to recognize an impairment charge on this indefinite-lived intangible asset in the future.

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

We are, and from time to time become, involved in lawsuits, regulatory inquiries, and governmental and other legal proceedings arising out of the ordinary course of our business. Many of these matters raise complicated factual and legal issues and are subject to uncertainties and complexities, all of which makes the matters costly to address. For example, in recent years, wage and hour and employment laws have changed regularly and become increasingly complex, which has fostered litigation, including purported class actions. Similarly, citizen suits brought pursuant to environmental laws, such as those regulating the treatment of storm water runoff, have proliferated. The timing of the final resolutions to lawsuits, regulatory inquiries, and governmental and other legal proceedings is uncertain. Additionally, the possible outcomes or resolutions to these matters could include adverse judgments or settlements, either of which could require substantial payments, adversely affecting our consolidated financial condition, results of operations and cash flows. See discussion under the “Legal Proceedings” section of Note 11 of our consolidated financial statements included in Item 8 of this report.

We may be subject in the normal course of business to judicial, administrative or other third-party proceedings that could interrupt or limit our operations, require expensive remediation, result in adverse judgments, settlements or fines and create negative publicity.

Governmental agencies may, among other things, impose fines or penalties on us relating to the conduct of our business, attempt to revoke or deny renewal of our operating permits, franchises or licenses for violations or alleged violations of environmental laws or regulations or as a result of third-party challenges, require us to install additional pollution control equipment or require us to remediate potential environmental problems relating to any real property that we or our predecessors ever owned, leased or operated or any waste that we or our predecessors ever collected, transported, disposed of or stored.  Individuals, citizens groups, trade associations or environmental activists may also bring actions against us in connection with our operations that could interrupt or limit the scope of our business.  Any adverse outcome in such proceedings could harm our operations and financial results and create negative publicity, which could damage our reputation, competitive position and stock price.

Increases in insurance costs and the amount that we self-insure for various risks could reduce our operating margins and reported earnings.

We maintain high deductible insurance policies for automobile, general, employer’s, environmental and directors’ and officers’ liability as well as for employee group health insurance, property insurance and workers’ compensation.  We carry umbrella policies for certain types of claims to provide excess coverage over the underlying policies and per incident deductibles.  The amounts that we effectively self-insure could cause significant volatility in our operating margins and reported earnings based on the event and claim costs of incidents, accidents, injuries and adverse judgments.  Our insurance accruals are based on claims filed and estimates of claims incurred but not reported and are developed by our management with assistance from our third-party actuary and our third-party claims administrator.  To the extent these estimates are inaccurate, we may recognize substantial additional expenses in future periods that would reduce operating margins and reported earnings.  Furthermore, while we maintain liability insurance, our insurance is subject to coverage limitations. If we were to incur substantial liability, our insurance coverage may be inadequate to cover the entirety of such liability. This could have a material adverse effect on our financial position, results of operations and cash flows. One form of coverage limitation concerns claims for punitive damages, which are generally excluded from coverage under all of our liability insurance policies.  A punitive damage award could have an adverse effect on our reported earnings in the period in which it occurs.  Significant increases in premiums on insurance that we retain also could reduce our margins.

A portion of our growth and future financial performance depends on our ability to integrate acquired businesses, and the success of our acquisitions.

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

Even if we are able to make acquisitions on advantageous terms and are able to integrate them successfully into our operations and organization, some acquisitions may not fulfill our anticipated financial or strategic objectives in a given market due to factors that we cannot control, such as market position, competition, customer base, loss of key employees, third-party legal challenges or governmental actions.  For example, see the discussion regarding the Solano County, California Measure E/Landfill Expansion Litigation under the “Legal Proceedings” section of Note 11 of our consolidated financial statements included in Item 8 of this report. In addition, we may change our strategy with respect to a market or acquired businesses and decide to sell such operations at a loss, or keep those operations and recognize an impairment of goodwill and/or intangible assets.  Similar risks may affect contracts that we are awarded to operate municipally-owned assets, such as landfills.

Each business that we acquire or have acquired may have liabilities or risks that we fail or are unable to discover, or that become more adverse to our business than we anticipated at the time of acquisition.

It is possible that the corporate entities or sites we have acquired, or which we may acquire in the future, have liabilities or risks in respect of former or existing operations or properties, or otherwise, which we have not been able to identify and assess through our due diligence investigations.  As a successor owner, we may be legally responsible for those liabilities that arise from businesses that we acquire.  Even if we obtain legally enforceable representations, warranties and indemnities from the sellers of such businesses, they may not cover the liabilities fully or the sellers may not have sufficient funds to perform their obligations.  Some environmental liabilities, even if we do not expressly assume them, may be imposed on us under various regulatory schemes and other applicable laws.  In addition, our insurance program may not cover such sites and will not cover liabilities associated with some environmental issues that may have existed prior to attachment of coverage.  A successful uninsured claim against us could harm our financial condition or operating results. Additionally, there may be other risks of which we are unaware that could have an adverse effect on businesses that we acquire or have acquired.  For example, interested parties may bring actions against us in connection with operations that we acquire or have acquired.  Furthermore, risks or liabilities we judge to be not material or remote at the time of acquisition may develop into more serious risks to our business. Any adverse outcome resulting from such risks or liabilities could harm our operations and financial results and create negative publicity, which could damage our reputation, competitive position and stock price.

Our financial results are based upon estimates and assumptions that may differ from actual results.

In preparing our consolidated financial statements in accordance with U.S. generally accepted accounting principles, estimates and assumptions are made that affect the accounting for and recognition of assets, liabilities, revenues and expenses.  These estimates and assumptions must be made because certain information that is used in the preparation of our financial statements is dependent on future events, cannot be calculated with a high degree of precision from data available or is not capable of being readily calculated based on generally accepted methodologies.  In some cases, these estimates are particularly difficult to determine and we must exercise significant judgment.  The most difficult, subjective and complex estimates and the assumptions that deal with the greatest amount of uncertainty are related to our accounting for landfills, self-insurance accruals, income taxes, allocation of acquisition purchase price, asset impairments and litigation, claims and assessments.  Actual results for all estimates could differ materially from the estimates and assumptions that we use, which could have an adverse effect on our financial condition and results of operations.

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

We depend significantly on the services of the members of our senior and regional management team, and the departure of any of those persons could cause our operating results to suffer.

Our success depends significantly on the continued individual and collective contributions of our senior and regional management team.  Of particular importance to our success are the services of our founder, Chief Executive Officer and Chairman, Ronald J. Mittelstaedt.  Key members of our management, including Mr. Mittelstaedt, have entered into employment agreements, but we may not be able to enforce these agreements.  The loss of the services of any member of our senior and regional management or the inability to hire and retain experienced management personnel could harm our operating results.

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

We may be liable for any environmental damage that our current or former operations cause, including damage to neighboring landowners or residents, particularly as a result of the contamination of soil, groundwater or surface water, and especially drinking water, or to natural resources.  We may be liable for damage resulting from conditions existing before we acquired these operations. Even if we obtain legally enforceable representations, warranties and indemnities from the sellers of these operations, they may not cover the liabilities fully or the sellers may not have sufficient funds to perform their obligations.

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

We rely on computer systems to run our business and disruptions or privacy breaches in these systems could impact our ability to service our customers and adversely affect our financial results, damage our reputation, and expose us to litigation risk.

Our businesses rely on computer systems to provide customer information, process customer transactions and provide other general information necessary to manage our businesses. We have an active disaster recovery plan in place that we review and test. However, our computer systems are subject to damage or interruption due to system conversions, power outages, computer or telecommunication failures, catastrophic events such as fires, tornadoes and hurricanes and usage errors by our employees. Given the unpredictability of the timing, nature and scope of such disruptions, we could potentially be subject to operational delays and interruptions in our ability to provide services to our customers. Any disruption caused by the unavailability of our computer systems could adversely affect our revenues or could require significant investment to fix or replace them, and, therefore, could affect our operating results.

In addition, cyber-security attacks are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and corruption of data. If the network of security controls, policy enforcement mechanisms or monitoring systems we use to address these threats to technology fail, the compromising of confidential or otherwise protected company, customer or employee information, destruction or corruption of data, security breaches or other manipulation or improper use of our systems and networks could result in financial losses from remedial actions, loss of business or potential liability and damage to our reputation.

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

We currently own and/or operate 55 landfills.  Our ability to meet our financial and operating objectives may depend in part on our ability to acquire, lease, or renew landfill operating permits, expand existing landfills and develop new landfill sites, especially in our E&P waste business.  It has become increasingly difficult and expensive to obtain required permits and approvals to build, operate and expand solid waste management facilities, including landfills and transfer stations.  Although the process generally takes less time, the process of obtaining permits and approvals for E&P landfills has similar uncertainties. Operating permits for landfills in states where we operate must generally be renewed every five to ten years, although some permits are required to be renewed more frequently.  These operating permits often must be renewed several times during the permitted life of a landfill.  The permit and approval process is often time consuming, requires numerous hearings and compliance with zoning, environmental and other requirements, is frequently challenged by special interest and other groups, and may result in the denial of a permit or renewal, the award of a permit or renewal for a shorter duration than we believed was otherwise required by law, or burdensome terms and conditions being imposed on our operations.  We may not be able to obtain new landfill sites or expand the permitted capacity of our landfills when necessary.  Obtaining new landfill sites is important to our expansion into new, non-exclusive solid waste markets and in our E&P waste business.  If we do not believe that we can obtain a landfill site in a non-exclusive market, we may choose not to enter that market.  Expanding existing landfill sites is important in those markets where the remaining lives of our landfills are relatively short.  We may choose to forego acquisitions and internal growth in these markets because increased volumes would further shorten the lives of these landfills.  Any of these circumstances could adversely affect our operating results.

Our E&P waste business could be adversely affected by changes in laws regulating E&P waste.

We believe that the demand for our E&P waste services is directly related to the regulation of E&P waste. In particular, RCRA, which governs the disposal of solid and hazardous waste, currently exempts certain E&P wastes from classification as hazardous wastes. In recent years, proposals have been made to rescind this exemption from RCRA. If the exemption covering E&P wastes is repealed or modified, or if the regulations interpreting the rules regarding the treatment or disposal of this type of waste were changed, our operations could face significantly more stringent regulations, permitting requirements, and other restrictions, which could have a material adverse effect on our business.

Changes in laws or government regulations regarding hydraulic fracturing could increase our customers’ costs of doing business and reduce oil and gas production by our customers, which could adversely impact our business.

We do not conduct hydraulic fracturing operations, but we do provide treatment, recovery and disposal services with respect to the fluids used and wastes generated by our customers in such operations, which are often necessary to drill and complete new wells and maintain existing wells. Recently, there has been increased public concern regarding the alleged potential for hydraulic fracturing to adversely affect drinking water supplies, and proposals have been made to enact separate federal, state and local legislation that would increase the regulatory burden imposed on hydraulic fracturing. Bills and regulations have been proposed and/or adopted at the federal, state, and local levels that would regulate, restrict, or prohibit hydraulic fracturing operations or require the reporting and public disclosure of chemicals used in the hydraulic fracturing process. Additionally, the EPA is currently studying the environmental impacts of hydraulic fracturing, including the impacts resulting from the treatment and disposal of E&P wastes associated with the hydraulic fracturing process, which could result in increased regulation of hydraulic fracturing and new rules regarding the treatment and disposal of E&P wastes associated with fracturing.

If new federal, state, or local laws or regulations that significantly restrict hydraulic fracturing are adopted, such legal requirements could result in delays, eliminate certain drilling and injection activities, and make it more difficult or costly for our customers to perform fracturing. Any such regulations limiting or prohibiting hydraulic fracturing could reduce oil and natural gas E&P activities by our customers and, therefore, adversely affect our business. Such laws or regulations could also materially increase our costs of compliance and doing business by more strictly regulating how hydraulic fracturing wastes are handled or disposed. Conversely, any loosening of existing federal, state, or local laws or regulations regarding how such wastes are handled or disposed could adversely impact demand for our services.

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

Additionally, public interest and pressure from competing industry segments has caused some trade associations and environmental activists to seek enforcement of laws regulating the flow of solid waste that have not been recently enforced.  For example, see the discussion regarding the Solano County, California Measure E/Landfill Expansion Litigation under the “Legal Proceedings” section of Note 11 of our consolidated financial statements included in Item 8 of this report.  If successful, these groups may advocate for the enactment of similar laws in neighboring jurisdictions through local ballot initiatives or otherwise.  All such waste disposal laws and regulations are subject to judicial interpretation and review.  Court decisions, legislation, and state and local regulation in the waste disposal area could adversely affect our operations.

Extensive and evolving environmental, health and safety laws and regulations may restrict our operations and growth and increase our costs.

Existing environmental laws and regulations have become more stringently enforced in recent years.  In addition, our industry is subject to regular enactment of new or amended federal, state and local environmental and health and safety statutes, regulations and ballot initiatives, as well as judicial decisions interpreting these requirements, which have become more stringent over time.  Citizen suits brought pursuant to environmental laws have proliferated. We expect these trends to continue, which could lead to material increases in our costs for future environmental compliance. These requirements also impose substantial capital and operating costs and operational limitations on us and may adversely affect our business.  In addition, federal, state and local governments may change the rights they grant to, the restrictions they impose on, or the laws and regulations they enforce against, solid waste and E&P waste services companies. These changes could adversely affect our operations by restricting the way in which we manage storm water runoff, treat and dispose of E&P or other waste or our ability to operate and expand our business.

Governmental authorities and various interest groups have promoted laws and regulations that could limit greenhouse gas, or GHG, emissions due to concerns that GHGs are contributing to climate change.  The State of California has already adopted a climate change law, and other states in which we operate are considering similar actions. In addition, the EPA made an endangerment finding in 2009 allowing certain GHGs to be regulated under the CAA.  This finding allows the EPA to create regulations that will impact our operations – including imposing emission reporting, permitting, control technology installation, and monitoring requirements, although the materiality of the impacts will not be known until all regulations are finalized.  Regulation of GHG emissions from oil and natural gas E&P operations may also increase the costs to our customers of developing and producing hydrocarbons, and as a result, may have an indirect and adverse effect on the amount of oilfield waste delivered to our facilities by our customers. These statutes and regulations increase the costs of our operations, and future climate change statutes and regulations may have an impact as well.

Extensive regulations that govern the design, operation and closure of landfills may restrict our landfill operations or increase our costs of operating landfills.

If we fail to comply with state and federal regulations governing the design, operation, closure and financial assurance of MSW and E&P landfills, we could be required to undertake investigatory or remedial activities, curtail operations or close such landfills temporarily or permanently.  Future changes to these regulations may require us to modify, supplement or replace equipment or facilities at substantial costs.  If regulatory agencies fail to enforce these regulations vigorously or consistently, our competitors whose facilities are not forced to comply with the regulations may obtain an advantage over us.  Our financial obligations arising from any failure to comply with these regulations could harm our business and operating results.

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

As of December 31, 2013, we owned 148 collection operations, 51 transfer stations, 33 MSW landfills, six E&P waste landfills, five non-MSW landfills, 36 recycling operations, five intermodal operations, 20 liquid E&P waste injection wells, 17 E&P waste treatment and recovery facilities and 20 oil recovery facilities, and operated, but did not own, an additional 15 transfer stations, nine MSW landfills, two non-MSW landfills and two intermodal operations, in 31 states.  Non-MSW landfills accept construction and demolition, industrial and other non-putrescible waste. We lease certain of the sites on which these facilities are located.  We lease various office facilities, including our corporate offices in The Woodlands, Texas, where we occupy approximately 53,000 square feet of space. We also maintain regional administrative offices in each of our segments.  We own various equipment, including waste collection and transportation vehicles, related support vehicles, double-stack rail cars, carts, containers, chassis and heavy equipment used in landfill, collection, transfer station, waste treatment and intermodal operations.  We believe that our existing facilities and equipment are adequate for our current operations.  However, we expect to make additional investments in property and equipment for expansion and replacement of assets in connection with future acquisitions.

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

 None.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the symbol “WCN”.  The following table sets forth the high and low prices per share of our common stock, as reported on the New York Stock Exchange, and the cash dividends declared per share of common stock, for the periods indicated.

	HIGH	LOW	DIVIDENDS DECLARED(1)

2014
First Quarter (through January 31, 2014)	$43.71	$40.30	$0.115

2013
Fourth Quarter	$46.49	$41.08	$0.115
Third Quarter	46.00	41.14	0.10
Second Quarter	41.71	34.61	0.10
First Quarter	36.56	33.26	0.10

2012
Fourth Quarter	$33.82	$29.25	$0.10
Third Quarter	33.30	28.72	0.09
Second Quarter	33.23	28.70	0.09
First Quarter	33.94	30.77	0.09

____________________

(1) Our Board of Directors will review the cash dividend periodically, with a long-term objective of increasing the amount of the dividend. We cannot assure you as to the amounts or timing of future dividends. We have the ability under our senior revolving credit facility, term loan facility and Master Note Purchase Agreement to repurchase our common stock and pay dividends provided we maintain specified financial ratios.

As of January 31, 2014, there were 85 record holders of our common stock.

Performance Graph

The following performance graph compares the total cumulative stockholder returns on our common stock over the past five fiscal years with the total cumulative returns for the S&P 500 Index and a peer group index we selected.  The graph assumes an investment of $100 in our common stock on December 31, 2008, and the reinvestment of all dividends.  This chart has been calculated in compliance with SEC requirements and prepared by Capital IQ®.

This graph and the accompanying text is not “soliciting material,” is not deemed filed with the SEC, and is not to be incorporated by reference in any filing by us under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

	Base Period	Indexed Returns Years Ending
Company Name / Index	Dec08	Dec09	Dec10	Dec11	Dec12	Dec13
Waste Connections, Inc.	$100	$105.61	$131.05	$159.30	$164.35	$214.43
S&P 500 Index	$100	$126.46	$145.51	$148.59	$172.37	$228.19
Peer Group (a)	$100	$112.50	$127.64	$117.92	$128.19	$164.30

____________________

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

	YEARS ENDED DECEMBER 31,
	2013 (a)	2012 (a)	2011 (a)	2010	2009
	(in thousands, except share and per share data)
STATEMENT OF OPERATIONS DATA:
Revenues	$1,928,795	$1,661,618	$1,505,366	$1,319,757	$1,191,393
Operating expenses:
Cost of operations	1,064,819	956,357	857,580	749,487	692,415
Selling, general and administrative	212,637	197,454	161,967	149,860	138,026
Depreciation	218,454	169,027	147,036	132,874	117,796
Amortization of intangibles	25,410	24,557	20,064	14,582	12,962
Loss (gain) on disposal of assets	2,853	1,627	1,657	571	(481)
Gain from litigation settlement	-	(3,551)	-	-	-
Loss on prior office leases	9,902	-	-	-	-
Operating income	394,720	316,147	317,062	272,383	230,675

Interest expense	(73,579)	(53,037)	(44,520)	(40,134)	(49,161)
Loss on extinguishment of debt	-	-	-	(10,193)	-
Other income (expense), net	(220)	1,993	587	3,420	(6,138)
Income before income tax provision	320,921	265,103	273,129	225,476	175,376

Income tax provision	(124,916)	(105,443)	(106,958)	(89,334)	(64,565)
Net income	196,005	159,660	166,171	136,142	110,811

Less: Net income attributable to noncontrolling interests	(350)	(567)	(932)	(1,038)	(986)
Net income attributable to Waste Connections	$195,655	$159,093	$165,239	$135,104	$109,825

Earnings per common share attributable to Waste Connections’ common stockholders:
Basic	$1.58	$1.31	$1.47	$1.17	$0.92
Diluted	$1.58	$1.31	$1.45	$1.16	$0.91

Shares used in the per share calculations:
Basic (b)	123,597,540	121,172,381	112,720,444	115,646,173	119,119,601
Diluted (b)	124,165,052	121,824,349	113,583,486	116,894,204	120,506,162

Cash dividends per common share	$0.415	$0.37	$0.315	$0.075	$-
Cash dividends paid	$51,213	$44,465	$35,566	$8,561	$-

	YEARS ENDED DECEMBER 31,
	2013 (a)	2012 (a)	2011 (a)	2010	2009
	(in thousands, except share and per share data)
BALANCE SHEET DATA:
Cash and equivalents	$13,591	$23,212	$12,643	$9,873	$9,639
Working capital deficit	(16,513)	(55,086)	(34,544)	(37,976)	(45,059)
Property and equipment, net	2,450,649	2,457,606	1,450,469	1,337,476	1,308,392
Total assets	5,064,252	5,076,026	3,328,005	2,915,984	2,820,448
Long-term debt and notes payable	2,067,590	2,204,967	1,172,758	909,978	867,554
Total equity	2,048,207	1,883,130	1,399,687	1,370,418	1,357,036

(a)	For more information regarding this financial data, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations section included in this report.

(b)	Share amounts have been retroactively adjusted to reflect our three-for-two stock split, in the form of a 50% stock dividend, effective as of November 12, 2010.

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

The E&P waste services industry is regional in nature and is also highly fragmented, with acquisition opportunities available in several active natural resource basins. Competition for E&P waste comes primarily from smaller regional companies that utilize a variety of disposal methods and generally serve specific geographic markets. In addition, customers in many markets have the option of using internal disposal methods or outsourcing to another third-party disposal company. The principal competitive factors in this business include: gaining customer approval of treatment and disposal facilities; location of facilities in relation to customer activity; reputation; reliability of services; track record of environmental compliance; ability to accept multiple waste types at a single facility; and price.

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

We seek to avoid highly competitive, large urban markets and instead target markets where we can attain high market share either through exclusive contracts, vertical integration or asset positioning. In markets where waste collection services are provided under exclusive arrangements, or where waste disposal is municipally owned or funded or available at multiple municipal sources, we believe that controlling the waste stream by providing collection services under exclusive arrangements is often more important to our growth and profitability than owning or operating landfills.  We also target niche markets, like E&P waste treatment and disposal services, with similar characteristics and, we believe, higher comparative growth potential.

As of December 31, 2013, we served residential, commercial, industrial and E&P customers in 31 states:  Alabama, Alaska, Arizona, California, Colorado, Idaho, Illinois, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Michigan, Minnesota, Mississippi, Montana, Nebraska, Nevada, New Mexico, New York, North Carolina, North Dakota, Oklahoma, Oregon, South Carolina, South Dakota, Tennessee, Texas, Utah, Washington and Wyoming.  As of December 31, 2013, we owned or operated a network of 148 solid waste collection operations; 66 transfer stations; seven intermodal facilities, 36 recycling operations, 55 active MSW, E&P and/or non-MSW landfills, 20 E&P liquid waste injection wells, 17 E&P waste treatment and recovery facilities and 20 oil recovery facilities.

2013 Financial Performance

Operating Results

Revenues in 2013 increased 16.1% to $1.93 billion from $1.66 billion in 2012, primarily as a result of the R360 acquisition. Solid waste revenues increased 5.2%, primarily due to internal growth. E&P revenues increased to $250.8 million from $59.8 million in 2012, primarily as a result of the R360 acquisition. Solid waste internal growth increased to 3.1% in 2013, from negative 0.1% in 2012.  Pricing growth was 0.3 percentage points lower than in 2012, due to lower core prices partially offset by higher surcharges. Increases in landfill volumes contributed to total volume growth increasing to 0.7% in 2013 from negative 2.1% in 2012, which reflected customer losses in that year. A smaller decrease in recycled commodity prices than in the prior year, coupled with lower volumes due to the closure of one of our recycling operations, resulted in recycling contributing negative 0.5% to internal growth in 2013, compared to negative 1.3% in 2012.

In 2013, adjusted earnings before interest, taxes, depreciation and amortization, or adjusted EBITDA, a non-GAAP financial measure (refer to page 58 of this report for a definition and reconciliation to Net income), increased 24.3% to $657.0 million, from $528.4 million in 2012.  As a percentage of revenue, adjusted EBITDA increased from 31.8% in 2012, to 34.1% in 2013.  This 2.3 percentage point increase was primarily attributable to an increased mix of higher margin solid waste disposal and E&P waste revenues. Adjusted net income attributable to Waste Connections, a non-GAAP financial measure (refer to page 59 of this report for a definition and reconciliation to Net income attributable to Waste Connections), in 2013 increased 17.9% to $221.8 million from $188.1 million in 2012.

Adjusted Free Cash Flow

Net cash provided by operating activities increased 16.3% to $484.1 million in 2013, from $416.3 million in 2012, and capital expenditures increased from $153.5 million in 2012 to $209.9 million in 2013, an increase of $56.4 million, or 36.7%. This increase in capital expenditures was primarily due to pulling forward into 2013 capital expenditures from 2014 to take advantage of bonus depreciation tax benefits available in 2013, and the construction of a new E&P waste landfill.  Adjusted free cash flow, a non-GAAP financial measure (refer to page 57 of this report for a definition and reconciliation to Net cash provided by operating activities), increased 9.4% to $301.6 million in 2013, from $275.8 million in 2012.  Adjusted free cash flow as a percentage of revenues was 15.6% in 2013, compared to 16.6% in 2012.  This decrease as a percentage of revenues was primarily due to increased capital expenditures as noted above.

Return of Capital to Stockholders

In 2013, we returned $51.2 million to stockholders through cash dividends declared by our Board of Directors, which also increased the quarterly cash dividend by 15% from $0.10 to $0.115 per share of common stock in October 2013. Our Board of Directors intends to review the quarterly dividend during the fourth quarter of each year, with a long-term objective of increasing the amount of the dividend. In 2013, we did not complete any share repurchases, as we deployed excess free cash flow to reduce the increased amount of outstanding debt incurred in connection with the R360 acquisition completed in October 2012. We expect the amount of capital we return to stockholders through stock repurchases to vary depending on our financial condition and results of operations, capital structure, the amount of cash we deploy on acquisitions, the market price of our common stock, and overall market conditions. We cannot assure you as to the amounts or timing of future stock repurchases or dividends. We have the ability under our senior revolving credit facility, term loan facility, and Master Note Purchase Agreement to repurchase our common stock and pay dividends provided we maintain specified financial ratios.

Capital Position

We target a leverage ratio, as defined in our credit facility, of approximately 2.75x total debt to EBITDA.  We deployed $64.2 million during 2013 for acquisitions from operating cash flow, and we paid down over $165 million in debt. As a result, our leverage ratio improved to approximately 3.1x during 2013.

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

Insurance liabilities.  We maintain high deductible or self-insured retention insurance policies for automobile, general, employer’s, environmental, cyber, employment practices and directors’ and officers’ liability as well as for employee group health insurance, property insurance and workers’ compensation.  We carry umbrella policies for certain types of claims to provide excess coverage over the underlying policies and per incident deductibles or self-insured retentions.  Our insurance accruals are based on claims filed and estimates of claims incurred but not reported and are developed by our management with assistance from our third-party actuary and third-party claims administrator.  The insurance accruals are influenced by our past claims experience factors, which have a limited history, and by published industry development factors.  If we experience insurance claims or costs above or below our historically evaluated levels, our estimates could be materially affected.  The frequency and amount of claims or incidents could vary significantly over time, which could materially affect our self-insurance liabilities.  Additionally, the actual costs to settle the self-insurance liabilities could materially differ from the original estimates and cause us to incur additional costs in future periods associated with prior year claims.

Income taxes.  Deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.  If our judgment and estimates concerning assumptions made in calculating our expected future income tax rates are incorrect, our deferred tax assets and liabilities would change.  Based on our net deferred tax liability balance at December 31, 2013, each 0.1 percentage point change to our expected future income tax rate would change our net deferred tax liability balance and income tax expense by approximately $1.2 million.

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

Final capping, closure and post-closure obligations.  We accrue for estimated final capping, closure and post-closure maintenance obligations at the landfills we own, and five of the six landfills that we operate, but do not own, under life-of-site agreements.  We could have additional material financial obligations relating to final capping, closure and post-closure costs at other disposal facilities that we currently own or operate or that we may own or operate in the future.  Our discount rate assumption for purposes of computing 2013 and 2012 “layers” for final capping, closure and post-closure obligations was 5.75% for each year, which reflects our long-term cost of borrowing as of the end of 2012 and 2011.  Our inflation rate assumption was 2.5% for the years ended December 31, 2013 and 2012.  Significant reductions in our estimates of the remaining lives of our landfills or significant increases in our estimates of the landfill final capping, closure and post-closure maintenance costs could have a material adverse effect on our financial condition and results of operations.  Additionally, changes in regulatory or legislative requirements could increase our costs related to our landfills, resulting in a material adverse effect on our financial condition and results of operations.

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

Goodwill and indefinite-lived intangible assets testing.  Goodwill and indefinite-lived intangible assets are tested for impairment on at least an annual basis in the fourth quarter of the year.  In the first step of testing for goodwill impairment, we estimate the fair value of each reporting unit, which we have determined to be our three geographic operating segments and our E&P segment, and compare the fair value with the carrying value of the net assets assigned to each reporting unit.  If the fair value of a reporting unit is greater than the carrying value of the net assets, including goodwill, assigned to the reporting unit, then no impairment results.  If the fair value is less than its carrying value, then we would perform a second step and determine the fair value of the goodwill.  In this second step, the fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the purchase price were being initially allocated.  If the fair value of the goodwill is less than its carrying value for a reporting unit, an impairment charge would be recorded to earnings in our Consolidated Statements of Net Income.  In testing indefinite-lived intangible assets for impairment, we compare the estimated fair value of each indefinite-lived intangible asset to its carrying value.  If the fair value of the indefinite-lived intangible asset is less than its carrying value, an impairment charge would be recorded to earnings in our Consolidated Statements of Net Income.

To determine the fair value of each of our reporting units as a whole and each indefinite-lived intangible asset, we use discounted cash flow analyses, which require significant assumptions and estimates about the future operations of each reporting unit and the future discrete cash flows related to each indefinite-lived intangible asset.  Significant judgments inherent in these analyses include the determination of appropriate discount rates, the amount and timing of expected future cash flows and growth rates.  The cash flows employed in our 2013 discounted cash flow analyses were based on ten-year financial forecasts, which in turn were based on the 2014 annual budget developed internally by management.  These forecasts reflect operating profit margins that were consistent with 2013 results and perpetual revenue growth rates of 3.2%.  Our discount rate assumptions are based on an assessment of our weighted average cost of capital which approximated 5.4%.  In assessing the reasonableness of our determined fair values of our reporting units, we evaluate our results against our current market capitalization.

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

We did not record an impairment charge as a result of our goodwill and indefinite-lived intangible assets impairment tests in 2013 and 2012.

Business Combination Accounting.  We recognize, separately from goodwill, the identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values. We measure and recognize goodwill as of the acquisition date as the excess of: (a) the aggregate of the fair value of consideration transferred, the fair value of any noncontrolling interest in the acquiree (if any) and the acquisition date fair value of our previously held equity interest in the acquiree (if any), over (b) the fair value of net assets acquired and liabilities assumed. At the acquisition date, we measure the fair values of all assets acquired and liabilities assumed that arise from contractual contingencies.  We measure the fair values of all noncontractual contingencies if, as of the acquisition date, it is more likely than not that the contingency will give rise to an asset or liability.

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

Our revenues from E&P waste treatment and disposal consist mainly of fees that we charge for the treatment of liquid and solid waste derived from the production of oil and natural gas. We also generate income from the transportation of waste to the disposal facility in certain markets and the sale of reclaimed oil, roadbase and processed and treated waters.

Our revenues from recycling services consist of selling recyclable materials (including compost, cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals) collected from our residential customers and at our recycling processing operations to third parties for processing before resale.

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

	Years Ended December 31,
	2013		2012		2011
Solid waste collection	$1,219,091	56.0%	$1,176,333	62.1%	$1,069,065	62.0%
Solid waste disposal and transfer	579,379	26.6	524,861	27.7	497,584	28.9
E&P waste treatment, disposal and recovery	262,286	12.0	61,350	3.2	12,746	0.7
Solid waste recycling	71,831	3.3	81,512	4.3	96,417	5.6
Intermodal and other	46,038	2.1	50,321	2.7	48,166	2.8
	2,178,625	100.0%	1,894,377	100.0%	1,723,978	100.0%
Less: intercompany elimination	(249,830)		(232,759)		(218,612)
Total revenue	$1,928,795		$1,661,618		$1,505,366

Cost of operations includes labor and benefits, tipping fees paid to third-party disposal facilities, vehicle and equipment maintenance, workers’ compensation, vehicle and equipment insurance, insurance and employee group health claims expense, third-party transportation expense, fuel, the cost of materials we purchase for recycling, district and state taxes and host community fees and royalties.  Our significant costs of operations in 2013 were labor, third-party disposal and transportation, vehicle and equipment maintenance, taxes and fees, insurance and fuel.  We use a number of programs to reduce overall cost of operations, including increasing the use of automated routes to reduce labor and workers’ compensation exposure, utilizing comprehensive maintenance and health and safety programs, and increasing the use of transfer stations to further enhance internalization rates.  We carry high-deductible or self-insured retention insurance for automobile liability, general liability, employer’s liability, environmental liability, cyber liability, employment practices liability and directors’ and officers’ liability as well as for employee group health claims, property and workers’ compensation.  If we experience insurance claims or costs above or below our historically evaluated levels, our estimates could be materially affected.

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

Results of Operations

The following table sets forth items in our Consolidated Statements of Net Income in thousands and as a percentage of revenues for the periods indicated:

	Years Ended December 31,
	2013	% of Revenues	2012	% of Revenues	2011	% of Revenues
Revenues	$1,928,795	100.0%	$1,661,618	100.0%	$1,505,366	100.0%
Cost of operations	1,064,819	55.2	956,357	57.6	857,580	57.0
Selling, general and administrative	212,637	11.1	197,454	11.9	161,967	10.8
Depreciation	218,454	11.3	169,027	10.2	147,036	9.8
Amortization of intangibles	25,410	1.3	24,557	1.5	20,064	1.3
Loss on disposal of assets	2,853	0.1	1,627	0.0	1,657	0.0
Gain from litigation settlement	-	-	(3,551)	(0.2)	-	-
Loss on prior office leases	9,902	0.5	-	-	-	-
Operating income	394,720	20.5	316,147	19.0	317,062	21.1

Interest expense	(73,579)	(3.8)	(53,037)	(3.2)	(44,520)	(3.0)
Other income (expense), net	(220)	(0.0)	1,993	0.1	587	0.0
Income tax provision	(124,916)	(6.5)	(105,443)	(6.3)	(106,958)	(7.1)
Net income attributable to noncontrolling interests	(350)	(0.1)	(567)	(0.0)	(932)	(0.0)
Net income attributable to Waste Connections	$195,655	10.1%	$159,093	9.6%	$165,239	11.0%

Years Ended December 31, 2013 and 2012

Revenues.  Total revenues increased $267.2 million, or 16.1%, to $1.929 billion for the year ended December 31, 2013, from $1.662 billion for the year ended December 31, 2012.

During the year ended December 31, 2013, incremental revenue growth from the R360 acquisition was $186.0 million. All other acquisitions closed during, or subsequent to, the year ended December 31, 2012, increased revenues by approximately $38.2 million. Operations divested during, or subsequent to, the year ended December 31, 2012, decreased revenues by approximately $5.4 million.

During the year ended December 31, 2013, the net increase in prices charged to our customers was $46.7 million, consisting of $42.2 million of core price increases and $4.5 million of fuel, materials and environmental surcharges.

During the year ended December 31, 2013, volume increases in our existing business increased revenues by $13.7 million. The increase in volume was primarily attributable to increases in landfill MSW volumes, landfill special waste projects and roll off collection resulting from increased construction and general economic activity in our markets, partially offset by the loss of commercial and residential collection revenues under the terminated Madera County contract and by declines in commercial collection primarily attributable to service level declines with existing customers and a reduction in customer counts due to competition in our markets.

During the year ended December 31, 2013, decreased recyclable commodity volumes in our Eastern segment, the closure of a recycling operation in our Western segment and decreased recyclable commodity prices, primarily due to decreased overseas demand for recyclable commodities, decreased revenues by $7.9 million.

Other revenues decreased by $4.1 million during the year ended December 31, 2013, primarily due to a decrease in cargo volume at our intermodal operations due primarily to the loss of a large intermodal customer.

Cost of Operations.  Total cost of operations increased $108.5 million, or 11.3%, to $1.065 billion for the year ended December 31, 2013, from $956.4 million for the year ended December 31, 2012.  The increase was primarily the result of $78.1 million of additional operating costs during the year ended December 31, 2013, from the R360 acquisition, $19.3 million of additional operating costs from all other acquisitions closed during, or subsequent to, the year ended December 31, 2012, partially offset by a decrease in operating costs of $2.6 million resulting from operations divested during, or subsequent to, the year ended December 31, 2012, and the following changes at operations owned in comparable periods in 2012 and 2013: an increase in labor expenses of $6.2 million due primarily to employee pay rate increases and increases in employee headcount to support growth in our existing operations, an increase in diesel fuel expenses of $2.6 million resulting from the net impact of the expiration of a prior year fuel hedge in which the diesel fuel fixed price under the hedge agreement was less than the diesel fuel retail price and an increase in total diesel fuel gallons consumed, partially offset by lower market prices for diesel fuel not purchased under diesel fuel hedge agreements, an increase in truck, container, equipment and facility maintenance and repair expenses of $2.6 million due to variability in the timing and severity of major repairs, an increase in third-party trucking and transportation expenses of $2.5 million due to increased landfill volumes that require us to transport the waste to our disposal sites, an increase in taxes on revenues of $2.2 million due to increased collection and landfill revenues, an increase in third-party disposal expense of $1.4 million due to changes in the disposal internalization of collected volumes in certain markets, an increase in equipment rental expense of $0.9 million to support operating locations with short-term equipment needs, an increase in cell processing reserves at certain E&P locations of $0.9 million due to higher waste volumes filling existing processing cells and requiring the opening of new processing cells, an increase in insurance premiums under our high deductible insurance program of $0.6 million due to our growth from acquisitions and $2.0 million of other net increases, partially offset by a $3.1 million decrease in insurance claims expense under our high deductible insurance program due primarily to a reduction in projected losses on open auto and workers’ compensation claims, a decrease in the cost of recyclable commodities of $2.7 million due to declines in commodity values and decreased recyclable commodity volumes and a decrease in rail transportation expenses at our intermodal operations of $2.4 million due to decreased rail cargo volume.

Cost of operations as a percentage of revenues decreased 2.4 percentage points to 55.2% for the year ended December 31, 2013, from 57.6% for the year ended December 31, 2012.  The decrease as a percentage of revenues was comprised of a 1.7 percentage point decrease from acquisitions closed during, or subsequent to, the year ended December 31, 2012, having lower cost of operations as a percentage of revenue than our historical company average, a 0.3 percentage point decrease from lower auto and workers’ compensation expense, a 0.2 percentage point decrease from a decrease in the cost of recyclable commodities and a 0.2 percentage point decrease from a decrease in rail transportation expenses at our intermodal operations.

SG&A.  SG&A expenses increased $15.1 million, or 7.7%, to $212.6 million for the year ended December 31, 2013, from $197.5 million for the year ended December 31, 2012.  The increase was primarily the result of $15.4 million of additional SG&A expenses during the year ended December 31, 2013, from the R360 acquisition, $2.6 million of additional SG&A expenses from all other acquisitions closed during, or subsequent to, the year ended December 31, 2012, and the following changes at operations owned in comparable periods in 2012 and 2013: an increase in cash incentive compensation expense of $4.0 million resulting from the achievement of certain financial targets, an increase in payroll and payroll-related expenses of $1.6 million primarily related to annual compensation increases, an increase in recurring equity-based compensation expense associated with our annual grant of restricted stock unit awards to our personnel of $1.7 million due to an increase in the number of personnel receiving restricted stock unit awards, an increase in professional fees of $1.1 million due primarily to increased expenses for external accounting, tax and information technology services, an increase in deferred compensation expense of $0.7 million due to an increase in deferred compensation liabilities to employees as a result of increases in the market value of investments to which employee deferred compensation balances are tracked, an increase in credit card processing expenses of $0.6 million due to more customers submitting payments for services using credit cards, an increase in contributions to support community activities of $0.5 million and $0.9 million of other net increases, partially offset by a decrease of $7.0 million associated with relocation expenses, the majority of which were incurred during the prior year in connection with the relocation of our corporate headquarters from Folsom, California to The Woodlands, Texas, a decrease in equity-based compensation resulting from a grant in 2012 of $3.6 million of immediately vested restricted stock units to certain executive officers at the time the executives agreed to modifications to their employment contracts and a decrease in direct acquisition expenses of $3.4 million due to a reduction in acquisition activity.

SG&A expenses as a percentage of revenues decreased 0.8 percentage points to 11.1% for the year ended December 31, 2013, from 11.9% for the year ended December 31, 2012.  The decrease as a percentage of revenues was comprised of a 0.5 percentage point decrease from lower relocation expenses, a 0.3 percentage point decrease due to acquisitions closed during, or subsequent to, the year ended December 31, 2012, having lower SG&A expenses as a percentage of revenue than our historical company average, a 0.2 percentage point decrease from lower total equity-based compensation expense and a 0.2 percentage point decrease due to a decrease in direct acquisition expenses, partially offset by a 0.2 percentage point increase from increased cash incentive compensation expense, a 0.1 percentage point increase from increased payroll and payroll-related expenses and a 0.1 percentage point increase from the increase in professional fee expenses.

Depreciation.  Depreciation expense increased $49.5 million, or 29.2%, to $218.5 million for the year ended December 31, 2013, from $169.0 million for the year ended December 31, 2012.  The increase was primarily attributable to $15.4 million of depreciation and $17.8 million of depletion during the year ended December 31, 2013, from the R360 acquisition, $2.4 million of depreciation and $3.0 million of depletion from all other acquisitions closed during, or subsequent to, the year ended December 31, 2012, an increase in depletion expense of $6.0 million due primarily to both an increase in volumes at our existing landfill operations and adjustments to landfill closure liabilities and an increase in depreciation expense of $4.9 million associated with additions to our fleet and equipment purchased to support our existing operations.

Depreciation expense as a percentage of revenues increased 1.1 percentage points to 11.3% for the year ended December 31, 2013, from 10.2% for the year ended December 31, 2012. The increase as a percentage of revenues was comprised of a 0.6 percentage point increase from an increase in depletion expense at landfills acquired during, or subsequent to, the year ended December 31, 2012, which have a higher depletion rate per ton relative to our historical company average, a 0.4 percentage point increase in depletion expense at our existing operations due to increased landfill volumes and the aforementioned adjustments to landfill closure obligations and a 0.1 percentage point increase in depreciation expense at our existing operations due to additions to our fleet and equipment.

Amortization of Intangibles.  Amortization of intangibles expense increased $0.8 million, or 3.5%, to $25.4 million for the year ended December 31, 2013, from $24.6 million for the year ended December 31, 2012. The increase was primarily attributable to $1.8 million of additional amortization expense during the year ended December 31, 2013, for permits and customer lists from the R360 acquisition and $1.0 million of additional amortization expense for contracts and customer lists from all other acquisitions closed during, or subsequent to, the year ended December 31, 2012, partially offset by a decrease in amortization expense of $2.0 million resulting from certain intangible assets becoming fully amortized subsequent to the year ended December 31, 2012.

Amortization expense as a percentage of revenues decreased 0.2 percentage points to 1.3% for the year ended December 31, 2013, from 1.5% for the year ended December 31, 2012. The decrease as a percentage of revenues was attributable to the reduction in amortization expense resulting from certain intangible assets becoming fully amortized subsequent to December 31, 2012.

Loss on Disposal of Assets. Loss on disposal of assets increased $1.3 million, to a loss of $2.9 million for the year ended December 31, 2013, from a loss of $1.6 million for the year ended December 31, 2012. The increase was attributable to a $2.5 million net loss on the disposal of three operating locations in 2013 compared to a $0.8 million loss on the disposal of an operating location in 2012 and a $0.8 million write-down in the carrying value of assets at an operating location that was closed in 2013, partially offset by a write off in 2012 of a contract with a carrying value of $0.6 million that was not renewed and an increase of $0.6 million in other net gains resulting primarily from the sale of vehicles and equipment.

Gain from Litigation Settlement. Gain from litigation settlement of $3.6 million for the year ended December 31, 2012, consisted of an award received from an arbitration we filed against a counter-party for breach of a disposal agreement.

Loss on Prior Office Leases.  During the year ended December 31, 2013, we recorded a $9.2 million expense charge associated with the cessation of use of our former corporate headquarters in Folsom, California, and subsequently remitted a payment to terminate our remaining lease obligation. Additionally, during the year ended December 31, 2013, we recorded a $0.7 million expense charge associated with the cessation of use of our E&P segment’s former regional offices in Houston, Texas.

Operating Income.  Operating income increased $78.6 million, or 24.9%, to $394.7 million for the year ended December 31, 2013, from $316.1 million for the year ended December 31, 2012.  The increase was primarily attributable to the $267.2 million increase in revenues, partially offset by the $108.5 million increase in operating costs, $49.5 million increase in depreciation expense, $15.1 million increase in SG&A expense, $9.9 million expense charge recorded for the loss on our prior office leases, $3.6 million gain from litigation settlement received in 2012, $1.3 million increase in loss on disposal of assets and $0.8 million increase in amortization of intangibles expense.

Operating income as a percentage of revenues increased 1.5 percentage points to 20.5% for the year ended December 31, 2013, from 19.0% for the year ended December 31, 2012.  The increase as a percentage of revenues was comprised of a 2.4 percentage point decrease in cost of operations, 0.8 percentage point decrease in SG&A expense and 0.2 percentage point decrease in amortization expense, partially offset by a 1.1 percentage point increase in depreciation expense, 0.5 percentage point increase in loss on prior office leases, a 0.2 percentage point decrease in gain from litigation settlement and a 0.1 percentage point increase in loss on disposal of assets.

Interest Expense.  Interest expense increased $20.6 million, or 38.7%, to $73.6 million for the year ended December 31, 2013, from $53.0 million for the year ended December 31, 2012, due to the following changes for the comparable periods in 2012 and 2013: an increase of $13.6 million from the October 2012 incurrence of our term loan facility to fund a portion of the consideration for the R360 acquisition, an increase of $4.0 million due to an increase in the average outstanding balance on our senior revolving credit facility due to additional borrowings to fund a portion of the consideration for the R360 acquisition, an increase of $1.4 million due to an increase in the applicable margin above the base rate or LIBOR rate under our senior revolving credit facility as a result of our leverage ratio increasing due to our higher total debt balance, an increase of $0.9 million from the amortization of debt issuance costs associated with our term loan facility and amended credit facility, an increase of $0.5 million resulting from interest accretion expense recorded on long-term liabilities recorded at fair value associated with acquisitions closed during, or subsequent to, the year ended December 31, 2012, and an increase of $0.2 million due to the commencement of a $150 million interest rate swap in April 2012 with a fixed rate of 0.80%.

Other Income (Expense), Net.  Other income (expense), net, decreased $2.2 million, to an expense total of $0.2 million for the year ended December 31, 2013, from an income total of $2.0 million for the year ended December 31, 2012. The decrease was primarily attributable to $1.4 million of increases to the fair value of amounts payable under liability-classified contingent consideration arrangements associated with acquisitions closed prior to 2013 and $0.8 million of other expense increases.

Income Tax Provision.  Income taxes increased $19.5 million, or 18.5%, to $124.9 million for the year ended December 31, 2013, from $105.4 million for the year ended December 31, 2012, as a result of increased pre-tax income.

Our effective tax rates for the years ended December 31, 2013 and 2012, were 38.9% and 39.8%, respectively.

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

Additionally, the reconciliation of the income tax provision to the 2011 federal and state tax returns, which were filed during 2012, decreased tax expense by $1.7 million and reduced our effective tax rate by 0.6 percentage points for the year ended December 31, 2012. The reconciliation of the income tax provision to the 2012 federal and state tax returns, which were filed during 2013, decreased our tax expense by $0.8 million and reduced our effective tax rate by 0.3 percentage points for the year ended December 31, 2013.

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

Volume decreases in our existing business during the year ended December 31, 2012, decreased revenues by approximately $31.4 million.  The net decreases in volume were primarily attributable to decreases in landfill MSW volumes, due primarily to the decision to forego low-priced tonnage from one large hauler at one of our large landfills;  lower landfill special waste volumes, due primarily to a decrease in large non-recurring projects; decreased commercial collection revenue, due primarily to service level declines with existing customers and a reduction in customer counts due to competition in our markets; and decreased roll off collection activity, due primarily to construction slowdowns affecting our markets, partially offset by increased E&P waste treatment and disposal activity, due to increased drilling activity.

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

Cost of Operations.  Total cost of operations increased $98.8 million, or 11.5%, to $956.4 million for the year ended December 31, 2012, from $857.6 million for the year ended December 31, 2011.  The increase was primarily the result of $18.0 million of additional operating costs during the period from October 25, 2012 to December 31, 2012, from the R360 acquisition, $63.4 million of additional operating costs from all other acquisitions closed during, or subsequent to, the year ended December 31, 2011, and the following changes at operations owned in comparable periods in 2011 and 2012: an increase in labor expenses of $5.1 million due to employee pay increases, an increase in truck, container and equipment maintenance and repair expenses of $5.1 million due to increases in the prices for parts and services and variability in the timing and severity of major equipment repairs, an increase in third-party trucking and transportation expenses of $3.0 million due to changes in the disposal internalization of collected waste volumes and increased special waste projects that require us to transport the volume to our disposal sites, an increase in disposal expenses on collected volumes of $2.7 million due to disposal rate increases and re-directing collected waste volumes to alternative third-party disposal sites, an increase in employee benefit expenses of $2.0 million due to an increase in claims severity under our self-insured medical plan, an increase in leachate disposal costs of $1.8 million at certain landfills we own, an increase in auto and workers’ compensation expense under our high deductible insurance program of $1.8 million due to an increase in projected losses on open claims, an increase in equipment and real estate rental expense of $0.8 million associated with new facility leases and an increase in short-term equipment rentals, an increase in diesel fuel expenses of $0.7 million resulting from the net impact of higher market prices for fuel and reduced fuel gallons consumed in our operations, an increase in landfill monitoring and maintenance expenses of $0.5 million, an increase in insurance premiums under our high deductible insurance program of $0.5 million due to our growth from acquisitions, an increase in rail transportation expenses at our intermodal operations of $0.4 million due to rate increases and increased rail cargo volume and $0.7 million of other net increases, partially offset by a decrease in taxes on revenues of $6.2 million due primarily to lower landfill revenues at our Western segment, which has higher tax rates on disposal revenues, and a decrease in the cost of recyclable commodities of $1.5 million due to declines in commodity values.

Cost of operations as a percentage of revenues increased 0.6 percentage points to 57.6% for the year ended December 31, 2012, from 57.0% for the year ended December 31, 2011.  The increase as a percentage of revenues was attributable to a 0.4 percentage point increase from increased vehicle, container and equipment maintenance expenses, a 0.3 percentage point increase from increased labor expenses, a 0.2 percentage point increase in disposal expenses, a 0.2 percentage point increase from increased third-party trucking expenses, a 0.1 percentage point increase from increased employee benefit expenses, a 0.1 percentage point increase from increased leachate disposal expenses, a 0.1 percentage point increase in equipment and real estate rental expenses and a 0.1 percentage point increase from increased auto and workers’ compensation expenses, partially offset by a 0.5 percentage point decrease from decreased taxes on revenues and a 0.4 percentage point decrease due to acquisitions closed during, or subsequent to, the year ended December 31, 2011 having lower cost of operations as a percentage of revenue than our company average.

SG&A.  SG&A expenses increased $35.5 million, or 21.9%, to $197.5 million for the year ended December 31, 2012, from $162.0 million for the year ended December 31, 2011.  The increase was primarily the result of $5.4 million of additional SG&A expenses during the period from October 25, 2012 to December 31, 2012 from the R360 acquisition, $8.7 million of additional SG&A expenses from all other acquisitions closed during, or subsequent to, the year ended December 31, 2011, and the following changes at operations owned in comparable periods in 2011 and 2012: $7.9 million of expenses associated with the relocation of our corporate headquarters from Folsom, California to The Woodlands, Texas, $3.6 million of equity-based compensation expense resulting from a grant of immediately vested restricted stock units to certain executive officers at the time the executives agreed to modifications to their employment contracts, an increase in payroll and payroll-related expenses of $3.0 million primarily related to annual compensation increases, $2.7 million of direct acquisition expenses associated with completing the R360 acquisition, an increase in direct acquisition expenses of $0.9 million associated with all other acquisitions closed during, or subsequent to, the year ended December 31, 2011, an increase in equity-based compensation expense associated with our annual grant of restricted stock units to our personnel of $1.3 million, $1.1 million of severance expenses associated with headcount reductions at our R360 business, an increase in benefit expenses for sales and administrative employees of $1.0 million due to an increase in claims severity under our self-insured medical plan, an increase in deferred compensation expense resulting from deferred compensation liabilities to employees being increased as a result of increases in the market value of investments to which employee deferred compensation balances are tracked of $0.9 million, an increase in employee travel expenses of $0.8 million and an increase in real estate rental expense of $0.8 million due primarily to the lease of our temporary corporate offices in The Woodlands, Texas, partially offset by a decrease in uncollectible accounts receivable expenses of $1.5 million due primarily to a charge recorded in 2011 resulting from the bankruptcy filing of a customer in our Western segment and a decrease in professional fees of $1.1 million due primarily to decreased legal expenses and decreased third-party payroll processing expenses.

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

In December 2011, we commenced a relocation of our corporate headquarters from Folsom, California to The Woodlands, Texas. The relocation was substantially completed in 2012. In connection with the relocation, we incurred a total of $8.1 million in increased SG&A costs in 2011 and 2012 related to personnel and office relocation expenses.

Depreciation.  Depreciation expense increased $22.0 million, or 15.0%, to $169.0 million for the year ended December 31, 2012, from $147.0 million for the year ended December 31, 2011. The increase was primarily attributable to $2.6 million of depreciation and $5.3 million of depletion during the period from October 25, 2012 to December 31, 2012, from the R360 acquisition, $7.1 million of depreciation and $6.9 million of depletion from all other acquisitions closed during, or subsequent to, the year ended December 31, 2011, and an increase in depreciation expense associated with additions to our fleet and equipment purchased to support our existing operations of $2.1 million, partially offset by a $2.0 million decrease in depletion at our existing operations due primarily to a decrease in MSW and special waste landfill volumes.

Depreciation expense as a percentage of revenues increased 0.4 percentage points to 10.2% for the year ended December 31, 2012, from 9.8% for the year ended December 31, 2011. The increase as a percentage of revenues was attributable to a 0.5 percentage point increase from increase in depletion expense from landfills acquired during, or subsequent to, the year ended December 31, 2011, which have a higher depletion rate per ton relative to our company average, and a 0.1 percentage point increase in depreciation expense at our existing operations due primarily to our operating equipment requirements remaining constant despite declines in revenues from volume decreases and decreased recyclable commodity prices, partially offset by a 0.2 percentage point decrease in depletion expense at our existing operations due primarily to lower landfill MSW and special waste volumes.

Amortization of Intangibles.  Amortization of intangibles expense increased $4.5 million, or 22.4%, to $24.6 million for the year ended December 31, 2012, from $20.1 million for the year ended December 31, 2011. The increase was primarily attributable to $0.4 million of amortization expense during the period from October 25, 2012 to December 31, 2012, for permits and customer lists from the R360 acquisition and $4.1 million of amortization expense for contracts and customer lists acquired from all other acquisitions closed during, or subsequent to, the year ended December 31, 2011.

Amortization expense as a percentage of revenues increased 0.2 percentage points to 1.5% for the year ended December 31, 2012, from 1.3% for the year ended December 31, 2011. The increase as a percentage of revenues was due to the aforementioned amortization expense increases.

Gain from Litigation Settlement. Gain from litigation settlement of $3.6 million for the year ended December 31, 2012, consisted of an award received from an arbitration we filed against a counter-party for breach of a disposal agreement.

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

Segment Reporting

Our Chief Operating Decision Maker evaluates operating segment profitability and determines resource allocations based on several factors, of which the primary financial measure is EBITDA. We define EBITDA as earnings before interest, taxes, depreciation, amortization, gain (loss) on disposal of assets, loss on prior office leases and other income (expense).  EBITDA is not a measure of operating income, operating performance or liquidity under GAAP and may not be comparable to similarly titled measures reported by other companies.  Our management uses EBITDA in the evaluation of segment operating performance as it is a profit measure that is generally within the control of the operating segments.

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

Revenues, net of intercompany eliminations, for our reportable segments are shown in the following table for the periods indicated (in thousands):

	Years Ended December 31,
	2013	% of Revenues	2012	% of Revenues	2011	% of Revenues
Western	$805,790	41.8%	$782,134	47.1%	$742,588	49.3%
Central	510,928	26.5	461,875	27.8	419,717	27.9
Eastern	371,772	19.3	366,825	22.1	332,601	22.1
E&P	240,305	12.4	50,784	3.0	10,460	0.7
	$1,928,795	100.0%	$1,661,618	100.0%	$1,505,366	100.0%

EBITDA for our reportable segments is shown in the following table for the periods indicated (in thousands):

	Years Ended December 31,
	2013	% of Revenues	2012	% of Revenues	2011	% of Revenues
Western	$249,548	12.9%	$229,427	13.8%	$232,940	15.5%
Central	182,790	9.5	164,756	9.9	145,088	9.6
Eastern	108,173	5.6	101,046	6.1	95,301	6.3
E&P	111,056	5.8	23,651	1.4	6,971	0.5
Corporate(a)	(228)	-	(11,073)	(0.6)	5,519	0.4
	$651,339	33.8%	$507,807	30.6%	$485,819	32.3%

____________________

(a) Corporate functions include accounting, legal, tax, treasury, information technology, risk management, human resources, training and other administrative functions.  Amounts reflected are net of allocations to the four operating segments.

A reconciliation of EBITDA to Income before income tax provision is included in Note 15 of our consolidated financial statements included in Item 8 of this report.

Significant changes in revenue and EBITDA for our reportable segments for the year ended December 31, 2013, compared to the year ended December 31, 2012, and for the year ended December 31, 2012, compared to the year ended December 31, 2011, are discussed below.

Segment Revenue

Revenue in our Western segment increased $23.7 million, or 3.0%, to $805.8 million for the year ended December 31, 2013, from $782.1 million for the year ended December 31, 2012.  The components of the increase consisted of net price increases of $17.1 million, revenue growth from acquisitions closed during, or subsequent to, the year ended December 31, 2012, of $13.5 million and volume increases of $5.9 million primarily at our landfill operations, partially offset by recyclable commodity sales decreases of $4.1 million due to lower prices for recyclable commodities and the closure of one of our recycling operations, intermodal revenue decreases of $4.5 million due to decreases in cargo volume resulting primarily from the loss of a large intermodal customer, decreases of $3.7 million from divested operations and other revenue decreases of $0.5 million.

Revenue in our Western segment increased $39.5 million, or 5.3%, to $782.1 million for the year ended December 31, 2012, from $742.6 million for the year ended December 31, 2011.  The components of the increase consisted of revenue growth from acquisitions closed during, or subsequent to, the year ended December 31, 2011, of $59.1 million, net price increases of $17.8 million and intermodal revenue increases of $1.0 million primarily due to an increase in cargo volume at our intermodal operations, partially offset by decreases of $2.2 million from divested operations, volume decreases of $21.6 million due to decreased collection and landfill MSW and special waste volumes, recyclable commodity sales decreases of $14.2 million due to decreases in recyclable commodity prices and other revenue decreases of $0.4 million.

Revenue in our Central segment increased $49.0 million, or 10.6%, to $510.9 million for the year ended December 31, 2013, from $461.9 million for the year ended December 31, 2012.  The components of the increase consisted of revenue growth from acquisitions closed during, or subsequent to, the year ended December 31, 2012, of $22.3 million, net price increases of $18.1 million, volume increases of $8.2 million primarily in our roll off collection business and our solid waste landfills and other revenue increases of $0.5 million, partially offset by recyclable commodity sales decreases of $0.1 million.

Revenue in our Central segment increased $42.2 million, or 10.0%, to $461.9 million for the year ended December 31, 2012, from $419.7 million for the year ended December 31, 2011.  The components of the increase consisted of revenue growth from acquisitions closed during, or subsequent to, the year ended December 31, 2011, of $28.5 million and net price increases of $19.7 million, partially offset by decreases of $3.1 million from divested operations, recyclable commodity sales decreases of $2.6 million due to decreases in recyclable commodity prices and volume decreases of $0.3 million due to decreased collection and landfill MSW volumes, partially offset by increased E&P waste treatment and disposal revenue at operating locations owned prior to the R360 acquisition.

Revenue in our Eastern segment increased $5.0 million, or 1.3%, to $371.8 million for the year ended December 31, 2013, from $366.8 million for the year ended December 31, 2012.  The components of the increase consisted of net price increases of $11.5 million, revenue growth from acquisitions closed during, or subsequent to, the year ended December 31, 2012, of $1.2 million and other revenue increases of $0.4 million, partially offset by volume decreases of $2.7 million resulting from decreased residential and commercial collection volumes, partially offset by increased solid waste landfill volumes, recyclable commodity sales decreases of $3.7 million and decreases of $1.7 million from divested operations.

Revenue in our Eastern segment increased $34.2 million, or 10.3%, to $366.8 million for the year ended December 31, 2012, from $332.6 million for the year ended December 31, 2011.  The components of the increase consisted of revenue growth from acquisitions closed during, or subsequent to, the year ended December 31, 2011, of $38.1 million, net price increases of $10.0 million and other revenue increases of $0.9 million, partially offset by decreases of $1.8 million from divested operations, volume decreases of $9.8 million due to decreased collection and MSW landfill volumes, partially offset by increased special waste and construction and demolition landfill volumes, and recyclable commodity sales decreases of $3.2 million due to decreases in recyclable commodity prices, partially offset by increased recyclable commodity volumes collected.

Revenue in our E&P segment increased $189.5 million, or 373.2%, to $240.3 million for the year ended December 31, 2013, from $50.8 million for the year ended December 31, 2012.  The components of the increase consisted of revenue from the R360 acquisition of $186.0 million and one additional acquisition closed subsequent to the year ended December 31, 2012 of $1.2 million and volume increases of $2.3 million.

Revenue in our E&P segment increased $40.3 million, or 385.5%, to $50.8 million for the year ended December 31, 2012, from $10.5 million for the year ended December 31, 2011.  The components of the increase consisted of revenue from the R360 acquisition for the period from October 25, 2012 to December 31, 2012, of $40.2 million and volume increases of $0.3 million, partially offset by other revenue decreases of $0.2 million.

Segment EBITDA

EBITDA in our Western segment increased $20.1 million, or 8.8%, to $249.5 million for the year ended December 31, 2013, from $229.4 million for the year ended December 31, 2012.  The increase was primarily due to income generated from acquisitions closed during, or subsequent to, the year ended December 31, 2012, price increases charged to our customers, increased landfill volumes, decreased rail transportation expenses at our intermodal operations resulting from the decline in intermodal cargo volume, decreased expenses associated with the cost of recyclable commodities due to declines in commodity values, decreased auto and workers’ compensation expense under our high deductible insurance program due primarily to a reduction in projected losses on open auto and workers’ compensation claims and decreased bad debt expense due to improved collection results, partially offset by decreased recyclable commodity revenue, decreased intermodal revenue, increased taxes on revenues resulting from higher collection and landfill revenues, increased third-party trucking and transportation expenses resulting from the increase in landfill volumes, increased direct and administrative labor expenses resulting from employee pay increases and additional personnel needed to support the segment’s growth and increased cash incentive compensation expense resulting from the achievement of certain financial targets.

EBITDA in our Western segment decreased $3.5 million, or 1.5%, to $229.4 million for the year ended December 31, 2012, from $232.9 million for the year ended December 31, 2011.  The decrease was primarily due to decreased recyclable commodity revenue, decreased collection and landfill MSW and special waste volumes, increased allocation of expenses from corporate due to an increase in budgeted revenues, increased leachate disposal expenses due to regulatory changes increasing the cost of disposal at one of our landfills, increased disposal expenses due to changes in the disposal internalization of collected volumes in certain markets and an increase in disposal rates at certain municipally owned landfills we utilize for disposal, increased third-party trucking and transportation expenses due to increased transfer station volumes in certain markets and increased property rent expenses associated with new facilities leases in our collection and intermodal operations, partially offset by price increases charged to our customers, decreased taxes on revenues, decreased expenses associated with the cost of recyclable commodities, decreased professional fees associated with legal matters, decreased expenses for uncollectible accounts receivable due primarily to higher expenses in the prior year resulting from a large customer filing for bankruptcy and income generated from acquisitions closed during, or subsequent to, the year ended December 31, 2011.

EBITDA in our Central segment increased $18.0 million, or 10.9%, to $182.8 million for the year ended December 31, 2013, from $164.8 million for the year ended December 31, 2012.  The increase was primarily due to income generated from acquisitions closed during, or subsequent to, the year ended December 31, 2012, price increases charged to our customers, increased solid waste landfill volumes and decreased allocation of expenses from corporate due to a decrease in the allocation rate, partially offset by increased disposal expenses, taxes on revenues and third-party trucking and transportation expenses resulting from collection and landfill volume growth, increased diesel fuel expenses due primarily to the net impact of the expiration of a prior year fuel hedge in which the diesel fuel fixed price under the hedge agreement was less than the diesel fuel retail price, increased truck, container, facility and equipment maintenance and repair expenses, increased equipment rental expenses to service landfill volume increases, increased direct and administrative labor expenses resulting from employee pay increases and additional personnel needed to support the segment’s growth and increased cash incentive compensation expense resulting from the achievement of certain financial targets.

EBITDA in our Central segment increased $19.7 million, or 13.6%, to $164.8 million for the year ended December 31, 2012, from $145.1 million for the year ended December 31, 2011.  The increase was primarily due to increased E&P waste treatment and disposal revenue at our MSW landfills that also receive E&P waste, price increases charged to our customers and income generated from acquisitions closed during, or subsequent to, the year ended December 31, 2011, partially offset by decreased collection and landfill MSW volumes, decreased recyclable commodity revenue, increased allocation of expenses from corporate due to an increase in budgeted revenues, increased third-party trucking and transportation expenses due to increased transfer station volumes in certain markets, increased truck, container and equipment maintenance and repair expenses due to increases in the prices for parts and services and variability in the timing and severity of major equipment repairs, increased diesel fuel expenses due to an increase in the market price for diesel fuel and increased labor expenses due to employee pay increases.

EBITDA in our Eastern segment increased $7.2 million, or 7.1%, to $108.2 million for the year ended December 31, 2013, from $101.0 million for the year ended December 31, 2012.  The increase was primarily due to price increases charged to our customers, increased landfill volumes, decreased expenses associated with the cost of recyclable commodities due to declines in commodity value and a decrease in recyclable commodity volume, decreased auto and workers’ compensation expense under our high deductible insurance program due primarily to a reduction in projected losses on open auto and workers’ compensation claims and decreased allocation of expenses from corporate due to a decrease in the allocation rate, partially offset by decreased recyclable commodity revenue, decreased residential and commercial collection volumes, increased diesel fuel expenses due primarily to the net impact of the expiration of a prior year fuel hedge in which the diesel fuel fixed price under the hedge agreement was less than the diesel fuel retail price and increased expenses for uncollectible accounts receivable primarily due to receivables from one large customer that were deemed uncollectible.

EBITDA in our Eastern segment increased $5.7 million, or 6.0%, to $101.0 million for the year ended December 31, 2012, from $95.3 million for the year ended December 31, 2011.  The increase was primarily due to price increases charged to our customers and income generated from acquisitions closed during, or subsequent to, the year ended December 31, 2011 and decreased expenses for uncollectible accounts receivable due primarily to the collection of balances in 2012 that were deemed uncollectible in 2011, partially offset by decreased collection and landfill MSW volumes, decreased recyclable commodity revenue, increased allocation of expenses from corporate due to an increase in budgeted revenues, increased diesel fuel expenses due to an increase in the market price for diesel fuel, increased third-party trucking and transportation expenses resulting from increased special waste landfill volumes, increased truck, container and equipment maintenance and repair expenses due to increases in the prices for parts and services and variability in the timing and severity of major equipment repairs, increased auto and workers’ compensation expense under our high deductible insurance program due to an increase in projected losses on open claims and increased labor expenses due to employee pay increases.

EBITDA in our E&P segment increased $87.4 million, or 369.6%, to $111.1 million for the year ended December 31, 2013, from $23.7 million for the year ended December 31, 2012.  The increase was primarily attributable to EBITDA generated from the R360 acquisition.

EBITDA in our E&P segment increased $16.7 million, or 239.3%, to $23.7 million for the year ended December 31, 2012, from $7.0 million for the year ended December 31, 2011.  The increase was primarily attributable to EBITDA generated from the R360 acquisition.

EBITDA at Corporate improved $10.9 million, to a loss of $0.2 million for the year ended December 31, 2013, from a loss of $11.1 million for the year ended December 31, 2012.  The lower loss was due to decreased relocation expenses primarily associated with the relocation of our corporate headquarters from Folsom, California to The Woodlands, Texas, which was substantially completed in 2012, a decrease in total equity-based compensation expense primarily resulting from a grant in 2012 of $3.6 million of immediately vested restricted stock units to certain executive officers at the time the executives agreed to modifications to their employment contracts, a decrease in direct acquisition expenses due to a decline in acquisition activity and an increase in corporate overhead expense allocations due primarily to a full year allocation of expenses to our new E&P segment, partially offset by an increase in cash incentive compensation expense resulting from the achievement of certain financial targets, an increase in equity-based compensation expense associated with our annual recurring grant of restricted stock units to our personnel and an increase in professional fee expenses due primarily to increased expenses for external accounting, tax and information technology services.

EBITDA at Corporate decreased $16.6 million, or 300.6%, to a loss of $11.1 million for the year ended December 31, 2012, from income of $5.5 million for the year ended December 31, 2011.  The decrease was primarily due to an increase in direct acquisition expenses due to an increase in acquisition activity, increased deferred compensation expense resulting from deferred compensation liabilities to employees being increased as a result of increases in the market value of investments to which employee deferred compensation balances are tracked, expenses associated with the relocation of our corporate headquarters from Folsom, California to The Woodlands, Texas, and increased equity-based compensation expense, including a grant of immediately vested restricted stock units to certain executive officers at the time the executives agreed to modifications to their employment contracts.

Liquidity and Capital Resources

The following table sets forth certain cash flow information for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Net cash provided by operating activities	$484,061	$416,327	$388,170
Net cash used in investing activities	(251,015)	(1,733,847)	(400,005)
Net cash provided by (used in) financing activities	(242,667)	1,328,089	14,605
Net increase (decrease) in cash and equivalents	(9,621)	10,569	2,770
Cash and equivalents at beginning of year	23,212	12,643	9,873
Cash and equivalents at end of year	$13,591	$23,212	$12,643

Operating Activities Cash Flows

For the year ended December 31, 2013, net cash provided by operating activities was $484.1 million.  For the year ended December 31, 2012, net cash provided by operating activities was $416.3 million.  The $67.8 million increase was due primarily to the following:

1)	An increase in net income of $36.3 million, adjusted for a decrease in cash flows from operating assets and liabilities, net of effects from acquisitions, of $26.1 million to cash used for operating assets and liabilities of $12.0 million for the year ended December 31, 2013, from cash provided by operating assets and liabilities of $14.1 million for the year ended December 31, 2012. The significant components of the $12.0 million in net cash outflows from changes in operating assets and liabilities for the year ended December 31, 2013, include the following:
a)	an increase in cash resulting from an increase in accrued liabilities of $6.1 million due primarily to an increase in accrued interest due to the timing of interest payments on our notes and term loan facility, an increase in accrued cash incentive compensation expense resulting from the achievement of certain financial targets and an increase in accrued payroll due to our payroll pay cycle resulting in one additional day of accrual at December 31, 2013;
b)	an increase in cash resulting from a $4.2 million increase in other long term liabilities due primarily to increased deferred compensation plan liabilities resulting from employee contributions and plan earnings;
c)	an increase in cash resulting from a $1.7 million decrease in prepaid expenses and other current assets due primarily to a decrease in prepaid income taxes;
d)	an increase in cash resulting from a $1.6 million decrease in accounts receivable due to improved collection results in our solid waste and E&P markets, partially offset by increased revenues in 2013 remaining collectable at year end; and
e)	an increase in cash resulting from an increase in deferred revenue of $1.4 million due primarily to price-led growth in our residential and commercial collection business for which the majority of our advance billings are incurred; partially offset by
f)	a decrease in cash resulting from a $27.0 million decrease in accounts payable due primarily to the timing of payments;
2)	An increase in depreciation expense of $49.4 million due primarily to assets acquired in acquisitions closed during, or subsequent to, the year ended December 31, 2012, increased depletion expense resulting from higher landfill volumes and increased depreciation expense resulting from increased capital expenditures;
3)	An increase in loss on disposal of assets of $1.2 million resulting primarily from the sale of three operating locations in 2013 and the write-down in the carrying value of assets at an operating location that was closed in 2013, compared to the sale of one operating location in 2012 and the write off in 2012 of the carrying value of a contract that was not renewed; partially offset by an increase in net gains from all other asset sales in 2013; and
4)	An increase in our provision for deferred taxes of $9.0 million due primarily to an increase in the tax deductibility of goodwill as a result of goodwill recorded from acquisitions closed during the year ended December 31, 2012, as well as other tax deductible timing differences associated with depreciation; less
5)	A decrease in equity-based compensation expense of $1.9 million due to a grant of $3.6 million of immediately vested restricted stock units to certain executive officers at the time the executives agreed to modifications to their employment contracts during the year ended December 31, 2012, partially offset by a $1.7 million increase associated with our annual grant of restricted stock units to our personnel during the year ended December 31, 2013; less
6)	An increase in payment of contingent consideration recorded in earnings of $5.1 million due primarily to the final contingent consideration payout resulting from the completion of an earnings target for the 2012 acquisition of SKB Environmental, Inc., or SKB, exceeding the fair value of the contingent consideration liability recorded at the acquisition close date.

For the year ended December 31, 2012, net cash provided by operating activities was $416.3 million.  For the year ended December 31, 2011, net cash provided by operating activities was $388.2 million.  The $28.1 million increase was due primarily to the following:

1)	A decrease in net income of $6.5 million, adjusted for an increase in cash flows from operating assets and liabilities, net of effects from acquisitions, of $22.7 million to cash provided by operating assets and liabilities of $14.1 million for the year ended December 31, 2012, from cash used by operating assets and liabilities of $8.6 million for the year ended December 31, 2011. The significant components of the $14.1 million in net cash inflows from changes in operating assets and liabilities for the year ended December 31, 2012, include the following:
a)	an increase in cash resulting from an increase in accrued liabilities of $7.8 million due primarily to increased liabilities for auto and workers’ compensation claims, increased liabilities for payroll related expenses and increased liabilities for employee benefit claims;
b)	an increase in cash resulting from a $2.8 million increase in accounts payable due primarily to the timing of payments;
c)	an increase in cash resulting from a $2.5 million increase in other long term liabilities due primarily to increased deferred compensation plan liabilities resulting from employee contributions and plan earnings;
d)	an increase in cash resulting from a $1.5 million decrease in accounts receivable due to improved collection timing at our existing operations; less
e)	a decrease in cash resulting from a $0.7 million increase in prepaid expenses and other current assets due primarily to an increase in parts inventory, partially offset by a decrease in prepaid income taxes;
2)	An increase in depreciation and amortization expense of $26.5 million due primarily to assets acquired in acquisitions closed during, or subsequent to, the year ended December 31, 2011;
3)	An increase in equity-based compensation expense of $5.4 million due to a $3.6 million grant of immediately vested restricted stock units to certain executive officers at the time the executives agreed to modifications to their employment contracts during the three months ended March 31, 2012, a $1.2 million increase associated with our annual grant of restricted stock units to our personnel, and a $0.6 million increase in the fair value of warrants issued as compensation for acquisition-related services; less
4)	A decrease in our provision for deferred taxes of $21.3 million due primarily to the recognition during the year ended December 31, 2011, of tax benefits associated with a change in our tax method for deducting depreciation expense for certain landfills as well as other tax deductible timing differences associated with depreciation.

As of December 31, 2013, we had a working capital deficit of $16.5 million, including cash and equivalents of $13.6 million.  Our working capital deficit decreased $38.6 million from a deficit of $55.1 million at December 31, 2012, including cash and equivalents of $23.2 million.  To date, we have experienced no loss or lack of access to our cash or cash equivalents; however, we can provide no assurances that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.  Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements, along with stock repurchase and dividend programs, to reduce the unhedged portion of our indebtedness under our credit facility and to minimize our cash balances.

Investing Activities Cash Flows

Net cash used in investing activities decreased $1.483 billion to $251.0 million for the year ended December 31, 2013, from $1.734 billion for the year ended December 31, 2012.  The significant components of the decrease include the following:

1)	A decrease in payments for acquisitions of $1.516 billion as the $1.580 billion of total cash consideration we paid during the year ended December 31, 2012 for the acquisitions of R360, Alaska Waste, SKB, nine other solid waste collection businesses and one other E&P disposal business exceeded the $64.2 million of total cash consideration we paid during the year ended December 31, 2013, for the acquisition of Ace Solid Waste and seven other solid waste collection businesses during the year ended December 31, 2013;
2)	A cash receipt of $18.0 million in 2013 resulting from the settlement of the final closing date net working capital with the former owners of R360; and
3)	An increase in proceeds from disposal of assets of $8.3 million due primarily to the sale of three operating locations in 2013; less
4)	An increase in capital expenditures for property and equipment of $56.4 million due primarily to expenditures to support acquisitions closed during, or subsequent to, the year ended December 31, 2012, expenditures for leasehold improvements at our new corporate headquarters in The Woodlands, Texas, expenditures for trucks in our San Jose, California location that operate on compressed natural gas, expenditures associated with the development of new facilities in our E&P segment and accelerating into 2013 the planned purchase of certain heavy equipment in 2014 to take advantage of favorable tax depreciation benefits.

Net cash used in investing activities increased $1.334 billion to $1.734 billion for the year ended December 31, 2012, from $400.0 million for the year ended December 31, 2011.  The significant components of the increase include the following:

1)	An increase in payments for acquisitions of $1.322 billion primarily due to the cash consideration we paid in 2012 for the R360, Alaska Waste and SKB acquisitions exceeding the cash consideration we paid in 2011 for the acquisition of County Waste and for the Colonie Landfill transaction;
2)	An increase in capital expenditures for property and equipment of $11.6 million due to increases in expenditures for trucks, leasehold improvements, equipment and land, partially offset by a decrease in expenditures for buildings and site costs at various landfills;
3)	An increase in other assets of $1.2 million due to increases in notes receivable and deferred compensation plan investments; less
4)	An increase in cash provided of $2.6 million due to an increase in the liquidation of restricted asset accounts that were replaced with financial surety bonds during the year ended December 31, 2012.

Financing Activities Cash Flows

Net cash from financing activities decreased $1.571 billion to net cash used in financing activities of $242.7 million for the year ended December 31, 2013, from net cash provided by financing activities of $1.328 billion for the year ended December 31, 2012.  The significant components of the decrease include the following:

1)	A decrease in net long-term borrowings of $1.204 billion due primarily to us borrowing $1.275 billion of the purchase price for the R360 acquisition with $475 million of proceeds from borrowings under our credit facility and $800 million of proceeds from our term loan facility during the year ended December 31, 2012, partially offset by higher net repayments under our credit facility during the year ended December 31, 2012;
2)	A decrease in cash flows from proceeds from common stock offerings of $369.6 million, net, due to the sale during the year ended December 31, 2012, of 12,000,000 shares of our common stock in a public offering;
3)	An increase in payment of contingent consideration recorded at close of $11.4 million due primarily to the payout in 2013 of the fair value of the contingent consideration liability recorded at the close date for the 2012 acquisition of SKB resulting from the achievement of an earnings target, partially offset by the 2012 payout of the fair value of the contingent consideration liability recorded at the close date for the 2012 R360 acquisition; and
4)	An increase in cash dividends paid of $6.7 million due to an increase in our dividend rate to an annual total of $0.415 per share in 2013, from an annual total of $0.37 per share in 2012, and an increase in our total common shares outstanding; less
5)	A decrease in payments to repurchase our common stock of $18.6 million due to no shares being repurchased during the year ended December 31, 2013.

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
3)	An increase in net long-term borrowings of $867.4 million due primarily to funding $1.275 billion of the purchase price for the R360 acquisition; partially offset by the repayment of debt with the $369.6 million of proceeds from our common stock offering; less
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

Our Board of Directors has authorized a common stock repurchase program for the repurchase of up to $1.2 billion of our common stock through December 31, 2014. Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of the common stock and overall market conditions. As of each of December 31, 2013 and 2012, we had repurchased in aggregate 39.9 million shares of our common stock at an aggregate cost of $784.0 million.  As of December 31, 2013, the remaining maximum dollar value of shares available for purchase under the program was approximately $416.0 million.  No shares were repurchased under the program during the year ended December 31, 2013.

Our Board of Directors authorized the initiation of a quarterly cash dividend in October 2010 and has increased it on an annual basis. Cash dividends of $51.2 million and $44.5 million were paid during the years ended December 31, 2013 and 2012, respectively. In October 2013, our Board of Directors authorized an increase to our regular quarterly cash dividend of $0.015, from $0.10 to $0.115 per share. We cannot assure you as to the amounts or timing of future dividends.

We made $209.9 million in capital expenditures during the year ended December 31, 2013. We expect to make capital expenditures between $180 million and $190 million in 2014 in connection with our existing business.  We intend to fund our planned 2014 capital expenditures principally through cash on hand, internally generated funds and borrowings under our credit facility.  In addition, we may make substantial additional capital expenditures in acquiring MSW and E&P waste businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity.  We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities.  We believe that our cash and equivalents, credit facility and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future.  However, disruptions in the capital and credit markets could adversely affect our ability to draw on our credit facility or raise other capital.  Our access to funds under the credit facility is dependent on the ability of the banks that are parties to the facility to meet their funding commitments.  Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.

We are a well-known seasoned issuer with an effective shelf registration statement on Form S-3 filed in February 2012, which registers an unspecified amount of debt and equity securities, including preferred securities, warrants, stockholder rights and units. We may in the future issue debt or equity securities under our shelf registration statement or in private placements from time to time on an opportunistic basis, dependent upon market conditions and available pricing. We expect to use the proceeds from any such offerings for general corporate purposes, including repaying, redeeming or repurchasing debt, acquisitions of additional assets or businesses, capital expenditures and increasing our working capital.

On October 25, 2012, we completed the acquisition of the business of R360, through the acquisition of all of R360’s principal operating subsidiaries, for total cash consideration of approximately $1.34 billion. Additionally, we assumed approximately $9.3 million of outstanding R360 debt and $37.3 million of contingent consideration. The R360 acquisition was funded with available cash and with borrowings of $475 million under our senior revolving credit facility and $800 million under our uncollateralized term loan facility with Bank of America, N.A. and the other banks and lending institutions party thereto, as lenders, Bank of America, N.A., as administrative agent, and JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as co-syndication agents. The term loan is subject to principal payments which commenced at $10.0 million per quarter in April 2013, increase to $20.0 million per quarter in April 2014 and increase again to $30.0 million per quarter in April 2015. A final principal payment of $390.0 million is due upon maturity of the term loan on October 25, 2017. The borrowings under the term loan facility are required to be used only to fund the R360 acquisition pursuant to the R360 purchase and sale agreement and to pay fees and expenses incurred in connection with the R360 acquisition and our entry into the term loan facility.

Outstanding amounts on the term loan facility can be either base rate loans or LIBOR loans. At December 31, 2013 and 2012, all amounts outstanding under the term loan facility were in LIBOR loans which bear interest at the LIBOR rate plus the applicable LIBOR margin (approximately 2.04% and 2.21% at December 31, 2013 and 2012, respectively).  The LIBOR rate is determined by the administrative agent in a customary manner as described in the term loan agreement. The applicable margins under the term loan agreement vary depending on our leverage ratio, as defined in the term loan agreement, as amended, and range from 1.375% per annum to 2.375% per annum for LIBOR loans. As of December 31, 2013 and 2012, the margin was 1.875% and 2.0%, respectively, for LIBOR loans.  Borrowings under the term loan facility are not collateralized.

The term loan facility contains representations and warranties and places certain business, financial and operating restrictions on us relating to, among other things, indebtedness, liens, investments, mergers, consolidation and disposition of assets, sale and leaseback transactions, restricted payments and redemptions, burdensome agreements, business activities, transactions with affiliates, prepayments of indebtedness and accounting changes. During the continuance of an event of default, the lenders may take a number of actions, including declaring the entire amount then outstanding under the term loan facility due and payable. The term loan facility contains cross-defaults if we default on the senior revolving credit facility, the Master Note Purchase Agreement or certain other debt. The term loan facility requires that we maintain specified quarterly leverage and interest coverage ratios. The required leverage ratio cannot exceed 3.50x total debt to earnings before interest, taxes, depreciation and amortization, or EBITDA. The required interest coverage ratio must be at least 2.75x total interest expense to earnings before interest and taxes, or EBIT. As of December 31, 2013 and 2012, our leverage ratio was 3.08x and 3.28x, respectively. As of December 31, 2013 and 2012, our interest coverage ratio was 6.33x and 6.88x, respectively.  We expect to be in compliance with all applicable covenants in the term loan facility for the next 12 months.

We have a $1.2 billion senior revolving credit facility, or the credit facility, with a syndicate of banks for which Bank of America, N.A. acts as administrative agent.  As of December 31, 2013, $727.1 million was outstanding under the credit facility, exclusive of outstanding standby letters of credit of $75.2 million. As of December 31, 2012, $787.0 million was outstanding under the credit facility, exclusive of outstanding standby letters of credit of $87.3 million.

Under the credit facility, swing line loans may be issued at our request in an aggregate amount not to exceed a $25.0 million sublimit and there is no maximum amount of standby letters of credit that can be issued under the credit facility; however, the issuance of swing line loans and standby letters of credit both reduce the amount of total borrowings available.  The credit facility requires us to pay a commitment fee ranging from 0.150% per annum to 0.275% per annum of the unused portion of the facility.  The borrowings under the credit facility bear interest, at our option, at either the base rate plus the applicable base rate margin on base rate loans and swing line loans, or the LIBOR rate plus the applicable margin on LIBOR loans.  The base rate for any day is a fluctuating rate per annum equal to the highest of: (1) the federal funds rate plus one half of one percent (0.500%); (2) the LIBOR rate plus one percent (1.000%), and (3) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate.” The LIBOR rate is determined by the administrative agent pursuant to a formula in the credit agreement. The applicable margins under the credit facility vary depending on our leverage ratio, as defined in the credit agreement, and range from 1.125% per annum to 1.750% per annum for LIBOR loans and 0.125% per annum to 0.750% per annum for base rate loans.  The credit facility matures in May 2018.  The borrowings under the credit facility are not collateralized.  The credit agreement contains representations, warranties, covenants and events of default, including a change of control event of default and limitations on incurrence of indebtedness and liens, new lines of business, mergers, transactions with affiliates and restrictive payments. During the continuance of an event of default, the lenders may take a number of actions, including declaring the entire amount then outstanding under the credit agreement due and payable. The credit facility contains cross-defaults if we default on the term loan facility, the Master Note Purchase Agreement or certain other debt. The credit facility requires that we maintain specified quarterly leverage and interest coverage ratios. The required leverage ratio cannot exceed 3.50x total debt to EBITDA. The required interest coverage ratio must be at least 2.75x total interest expense to EBIT. As of December 31, 2013 and 2012, our leverage ratio was 3.08x and 3.28x, respectively. As of December 31, 2013 and 2012, our interest coverage ratio was 6.33x and 6.88x, respectively. We expect to be in compliance with all applicable covenants under the credit facility for the next 12 months. We use the credit facility for acquisitions, capital expenditures, working capital, standby letters of credit and general corporate purposes.

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

The 2015 Notes, 2016 Notes, 2018 Notes, 2019 Notes, and 2021 Notes (collectively, the “Senior Notes”) are uncollateralized obligations and rank equally in right of payment with each of the Senior Notes, the obligations under our senior uncollateralized revolving credit facility and the obligations under our term loan facility. The Senior Notes are subject to representations, warranties, covenants and events of default.  The Master Note Purchase Agreement contains cross-defaults if we default on the credit facility, the term loan facility or certain other debt. The Master Note Purchase Agreement requires that we maintain specified quarterly leverage and interest coverage ratios. The required leverage ratio cannot exceed 3.75x total debt to EBITDA. The required interest coverage ratio must be at least 2.75x total interest expense to EBIT. As of December 31, 2013 and 2012, our leverage ratio was 3.08x and 3.28x, respectively. As of December 31, 2013 and 2012, our interest coverage ratio was 6.33x and 6.88x, respectively. We expect to be in compliance with all applicable covenants under the Senior Notes for the next 12 months.

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

We may issue additional series of senior uncollateralized notes, including floating rate notes, pursuant to the terms and conditions of the Master Note Purchase Agreement, as amended, provided that the purchasers of the Senior Notes shall not have any obligation to purchase any additional notes issued pursuant to the Master Note Purchase Agreement and the aggregate principal amount of the outstanding notes and any additional notes issued pursuant to the Master Note Purchase Agreement shall not exceed $1.250 billion. We currently have $600 million of Notes outstanding under the Master Note Purchase Agreement.

As of December 31, 2013, we had the following contractual obligations (in thousands):

	Payments Due by Period
	(amounts in thousands)
Recorded Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years
Long-term debt	$2,072,975	$5,385	$471,111	$1,303,455	$293,024
Cash interest payments	260,512	63,413	111,438	62,832	22,829
Contingent consideration	73,344	30,262	2,840	4,403	35,839
Final capping, closure and post-closure	631,930	-	2,508	1,776	627,646

Long-term debt payments include:

1)	$727.1 million in principal payments due May 2018 related to our credit facility. We may elect to draw amounts on our credit facility in either base rate loans or LIBOR loans. At December 31, 2013, all amounts outstanding under the credit facility were in LIBOR loans, which bear interest at the LIBOR rate plus applicable LIBOR margin (approximately 1.67% at December 31, 2013), and swing line loans, which bear interest at the base rate plus applicable base rate margin (approximately 3.75% at December 31, 2013. As of December 31, 2013, our credit facility allowed us to borrow up to $1.2 billion.

2)	$700.0 million in principal payments related to our term loan facility. Outstanding amounts on the term loan facility can be either base rate loans or LIBOR loans. At December 31, 2013, all amounts outstanding under the term loan facility were in LIBOR loans, which bear interest at the LIBOR rate plus the applicable LIBOR margin (approximately 2.04% at December 31, 2013). Our term loan facility matures on October 25, 2017.

3)	$175.0 million in principal payments due 2015 related to our 2015 Notes. Holders of the 2015 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2015 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the Master Note Purchase Agreement. The 2015 Notes bear interest at a rate of 6.22%.

4)	$100.0 million in principal payments due 2016 related to our 2016 Notes. Holders of the 2016 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2016 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the Master Note Purchase Agreement. The 2016 Notes bear interest at a rate of 3.30%.

5)	$50.0 million in principal payments due 2018 related to our 2018 Notes. Holders of the 2018 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2018 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the Master Note Purchase Agreement. The 2018 Notes bear interest at a rate of 4.00%.

6)	$175.0 million in principal payments due 2019 related to our 2019 Notes. Holders of the 2019 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2019 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the Master Note Purchase Agreement. The 2019 Notes bear interest at a rate of 5.25%.

7)	$100.0 million in principal payments due 2021 related to our 2021 Notes. Holders of the 2021 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2021 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the Master Note Purchase Agreement. The 2021 Notes bear interest at a rate of 4.64%.

8)	$33.0 million in principal payments related to our tax-exempt bonds, which bear interest at variable rates (between 0.08% and 0.16%) at December 31, 2013. The tax-exempt bonds have maturity dates ranging from 2014 to 2033.

9)	$12.8 million in principal payments related to our notes payable to sellers and other third parties. Our notes payable to sellers and other third parties bear interest at rates between 2.5% and 10.9% at December 31, 2013, and have maturity dates ranging from 2014 to 2036.

The following assumptions were made in calculating cash interest payments:

1)	We calculated cash interest payments on the credit facility using the LIBOR rate plus the applicable LIBOR margin at December 31, 2013. We assumed the credit facility is paid off when it matures in May 2018.

2)	We calculated cash interest payments on the term loan facility using the LIBOR rate plus the applicable LIBOR margin at December 31, 2013.

3)	We calculated cash interest payments on our interest rate swaps using the stated interest rate in the swap agreement less the LIBOR rate through the earlier expiration of the term of the swaps or the term of the credit facility.

Contingent consideration payments include $55.6 million recorded as liabilities in our consolidated financial statements at December 31, 2013, and $17.7 million of future interest accretion on the recorded obligations.

The estimated final capping, closure and post-closure expenditures presented above are not inflated.

	Amount of Commitment Expiration Per Period
	(amounts in thousands)
Unrecorded Obligations(1)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years
Operating leases	$148,581	$18,343	$31,230	$23,805	$75,203
Unconditional purchase obligations	16,089	16,089	-	-	-

(1)	We are party to operating lease agreements and unconditional purchase obligations as discussed in Note 11 to the consolidated financial statements. These lease agreements and purchase obligations are established in the ordinary course of our business and are designed to provide us with access to facilities and products at competitive, market-driven prices. At December 31, 2013, our unconditional purchase obligations consisted of multiple fixed-price fuel purchase contracts under which we have 4.6 million gallons remaining to be purchased for a total of $16.1 million, plus taxes and transportation costs upon delivery. The current fuel purchase contracts expire on or before December 31, 2014. These arrangements have not materially affected our financial position, results of operations or liquidity during the year ended December 31, 2013, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

We have obtained standby letters of credit as discussed in Note 7 to the consolidated financial statements and financial surety bonds as discussed in Note 11 to the consolidated financial statements.  These standby letters of credit and financial surety bonds are generally obtained to support our financial assurance needs and landfill and E&P operations.  These arrangements have not materially affected our financial position, results of operations or liquidity during the year ended December 31, 2013, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

From time to time, we evaluate our existing operations and their strategic importance to us.  If we determine that a given operating unit does not have future strategic importance, we may sell or otherwise dispose of those operations.  Although we believe our reporting units would not be impaired by such dispositions, we could incur losses on them.

Non-GAAP Financial Measures

Adjusted Free Cash Flow

We present adjusted free cash flow, a non-GAAP financial measure, supplementally because it is widely used by investors as a valuation and liquidity measure in the solid waste industry.  Management uses adjusted free cash flow as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations.  We define adjusted free cash flow as net cash provided by operating activities, plus proceeds from disposal of assets, plus or minus change in book overdraft, plus excess tax benefit associated with equity-based compensation, less capital expenditures for property and equipment and distributions to noncontrolling interests.  We further adjust this calculation to exclude the effects of items management believes impact the ability to assess the operating performance of our business. This measure is not a substitute for, and should be used in conjunction with, GAAP liquidity or financial measures.  Other companies may calculate adjusted free cash flow differently.  Our adjusted free cash flow for the years ended December 31, 2013, 2012 and 2011, are calculated as follows (amounts in thousands):

	Years Ended December 31,
	2013	2012	2011
Net cash provided by operating activities	$484,061	$416,327	$388,170
Plus/less: Change in book overdraft	(110)	398	(227)
Plus: Proceeds from disposal of assets	11,019	2,741	4,434
Plus: Excess tax benefit associated with equity-based compensation	3,765	5,033	4,763
Less: Capital expenditures for property and equipment	(209,874)	(153,517)	(141,924)
Less: Distributions to noncontrolling interests	(198)	(198)	(675)
Adjustments:
Payment of contingent consideration recorded in earnings (a)	5,059	-	-
Corporate office relocation (b)	2,159	8,031	283
Payment for termination of corporate lease (c)	9,690	-	-
Tax effect (d)	(3,992)	(3,056)	(32)
Adjusted free cash flow	$301,579	$275,759	$254,792

(a)   Reflects the addback of acquisition-related payments for contingent consideration that were recorded as expenses in earnings and a component of cash flow from operating activities as the amounts paid exceeded the fair value of the contingent consideration recorded at the acquisition date.

(b)   Reflects the addback of third-party expenses and reimbursable advances to employees associated with the relocation of our corporate headquarters from California to Texas.

(c)   Reflects the addback for the payment to terminate the remaining lease obligation of our former headquarters in Folsom, California.

(d)   The aggregate tax effect of the adjustments in footnotes (b) and (c) is calculated based on the applied tax rates for the respective periods.

Adjusted EBITDA

We present adjusted EBITDA, a non-GAAP financial measure, supplementally because it is widely used by investors as a performance and valuation measure in the solid waste industry.  Management uses adjusted EBITDA as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations.  We define adjusted EBITDA as net income, plus income tax provision, plus interest expense, plus depreciation and amortization expense, plus closure and post-closure accretion expense, plus or minus any loss or gain on disposal of assets, plus other expense, less other income.  We further adjust this calculation to exclude the effects of items management believes impact the ability to assess the operating performance of our business.  This measure is not a substitute for, and should be used in conjunction with, GAAP financial measures.  Other companies may calculate adjusted EBITDA differently.  Our adjusted EBITDA for the years ended December 31, 2013, 2012 and 2011, are calculated as follows (amounts in thousands):

	Years Ended December 31,
	2013	2012	2011
Net income	$196,005	$159,660	$166,171
Plus: Income tax provision	124,916	105,443	106,958
Plus: Interest expense	73,579	53,037	44,520
Plus: Depreciation and amortization	243,864	193,584	167,100
Plus: Closure and post-closure accretion	2,967	2,581	1,967
Plus: Loss on disposal of assets	2,853	1,627	1,657
Plus/less: Other expense (income), net	220	(1,993)	(587)
Adjustments:
Plus: Loss on prior office leases (a)	9,902	-	-
Plus: Acquisition-related costs (b)	1,946	6,415	1,744
Plus: Corporate relocation expenses (c)	750	8,031	83
Plus: Named executive officers’ equity grants (d)	-	3,585	-
Less: Gain from litigation settlement (e)	-	(3,551)	-
Adjusted EBITDA	$657,002	$528,419	$489,613

(a)	Reflects the addback of the loss on prior office leases resulting primarily from the relocation of our corporate headquarters from California to Texas.
(b)	Reflects the addback of acquisition-related transaction and severance costs.
(c)	Reflects the addback of costs associated with the relocation of our corporate headquarters from California to Texas.
(d)	Reflects the addback of equity compensation expense incurred at the time our named executive officers’ employment contracts were modified.
(e)	Reflects the elimination of a gain from an arbitration award.

Adjusted Net Income and Adjusted Net Income per Diluted Share

We present adjusted net income and adjusted net income per diluted share, both non-GAAP financial measures, supplementally because they are widely used by investors as a valuation measure in the solid waste industry. Management uses adjusted net income and adjusted net income per diluted share as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We provide adjusted net income to exclude the effects of items management believes impact the comparability of operating results between periods. Adjusted net income has limitations due to the fact that it excludes items that have an impact on our financial condition and results of operations. Adjusted net income and adjusted net income per diluted share are not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate adjusted net income and adjusted net income per diluted share differently.  Our adjusted net income and adjusted net income per diluted share for the years ended December 31, 2013, 2012 and 2011, are calculated as follows (amounts in thousands, except per share amounts):

	Years Ended December 31,
	2013	2012	2011
Reported net income attributable to Waste Connections	$195,655	$159,093	$165,239
Adjustments:
Amortization of intangibles (a)	25,410	24,557	20,064
Acquisition-related expenses (b)	3,383	6,415	1,744
Loss on disposal of assets (c)	2,853	1,627	1,657
Corporate relocation expenses (d)	750	8,031	83
Loss on prior office leases (e)	9,902	-	-
Named executive officers’ equity grants (f)	-	3,585	-
Gain from litigation settlement (g)	-	(3,551)	-
Tax effect (h)	(16,179)	(14,309)	(8,703)
Impact of deferred tax adjustment (i)	-	2,602	-
Adjusted net income attributable to Waste Connections	$221,774	$188,050	$180,084

Diluted earnings per common share attributable to Waste Connections common stockholders:
Reported net income	$1.58	$1.31	$1.45
Adjusted net income	$1.79	$1.54	$1.59

(a)	Reflects the elimination of the non-cash amortization of acquisition-related intangible assets.
(b)	Reflects the elimination of acquisition-related expenses, including transaction costs, severance costs and adjustments to the fair value of contingent consideration.
(c)	Reflects the elimination of a loss on disposal of assets.
(d)	Reflects the addback of costs associated with the relocation of our corporate headquarters from California to Texas.
(e)	Reflects the addback of the loss on prior office leases resulting primarily from the relocation of our corporate headquarters from California to Texas.
(f)	Reflects the addback of equity compensation expense incurred at the time our named executive officers’ employment contracts were modified.
(g)	Reflects the elimination of a gain from an arbitration award.
(h)	The aggregate tax effect of the adjustments in footnotes (a) through (g) is calculated based on the applied tax rates for the respective periods.
(i)	Reflects the elimination of an increase to the income tax provision associated with an increase in our deferred tax liabilities primarily resulting from the R360 acquisition.

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

At December 31, 2013, our derivative instruments included three interest rate swap agreements that effectively fix the interest rate on the applicable notional amounts of our variable rate debt as follows (dollars in thousands):

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

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged floating rate debt.  Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions.  Actual market movements may vary significantly from our assumptions.  Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements.  We are exposed to cash flow risk due to changes in interest rates with respect to the unhedged floating rate balances owed at December 31, 2013 and 2012, of $1.128 billion and $1.298 billion, respectively, including floating rate debt under our credit facility, term loan facility and floating rate municipal bond obligations.  A one percentage point increase in interest rates on our variable-rate debt as of December 31, 2013 and 2012, would decrease our annual pre-tax income by approximately $11.3 million and $13.0 million, respectively.  All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations, subject to counterparty default risk.

The market price of diesel fuel is unpredictable and can fluctuate significantly.  We purchase approximately 31.5 million gallons of fuel per year; therefore, a significant increase in the price of fuel could adversely affect our business and reduce our operating margins.  To manage a portion of this risk, we periodically enter into fuel hedge agreements related to forecasted diesel fuel purchases.

At December 31, 2013, our derivative instruments included one fuel hedge agreement as follows:

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

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged diesel fuel purchases.  Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions.  Actual market movements may vary significantly from our assumptions.  Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements.  For the year ending December 31, 2014, we expect to purchase approximately 31.5 million gallons of diesel fuel, of which 23.3 million gallons will be purchased at market prices, 3.6 million gallons will be purchased at prices that are fixed under our fuel hedge, and 4.6 million gallons will be purchased under our fixed price fuel purchase contracts.  With respect to the approximately 23.3 million gallons of unhedged diesel fuel we expect to purchase in 2014 at market prices, a $0.10 per gallon increase in the price of fuel over the year would decrease our pre-tax income during this period by approximately $2.3 million.

We market a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals.  We own and operate 36 recycling processing operations and sell other collected recyclable materials to third parties for processing before resale.  To reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties.  In the event of a decline in recycled commodity prices, a 10% decrease in average recycled commodity prices from the average prices that were in effect during the year ended December 31, 2013 and 2012, would have had a $6.6 million and $7.3 million impact on revenues for the year ended December 31, 2013 and 2012, respectively.

ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

WASTE CONNECTIONS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Waste Connections, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Waste Connections, Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Houston, TX

February 10, 2014

WASTE CONNECTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and equivalents	$13,591	$23,212
Accounts receivable, net of allowance for doubtful accounts of $7,348 and $6,548 at December 31, 2013 and 2012, respectively	234,001	235,762
Deferred income taxes	41,275	45,798
Prepaid expenses and other current assets	39,638	57,714
Total current assets	328,505	362,486

Property and equipment, net	2,450,649	2,457,606
Goodwill	1,675,154	1,636,557
Intangible assets, net	527,871	541,908
Restricted assets	35,921	34,889
Other assets, net	46,152	42,580
	$5,064,252	$5,076,026
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$105,394	$130,260
Book overdraft	12,456	12,567
Accrued liabilities	119,026	121,829
Deferred revenue	71,917	69,930
Current portion of contingent consideration	30,840	49,018
Current portion of long-term debt and notes payable	5,385	33,968
Total current liabilities	345,018	417,572

Long-term debt and notes payable	2,067,590	2,204,967
Long-term portion of contingent consideration	24,710	30,346
Other long-term liabilities	77,035	75,129
Deferred income taxes	501,692	464,882
Total liabilities	3,016,045	3,192,896

Commitments and contingencies (Note 11)

Equity:
Preferred stock: $0.01 par value per share; 7,500,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.01 par value per share; 250,000,000 shares authorized; 123,566,487 and 123,019,494 shares issued and outstanding at December 31, 2013 and 2012, respectively	1,236	1,230
Additional paid-in capital	796,085	779,904
Accumulated other comprehensive loss	(1,869)	(6,165)
Retained earnings	1,247,630	1,103,188
Total Waste Connections’ equity	2,043,082	1,878,157
Noncontrolling interest in subsidiaries	5,125	4,973
Total equity	2,048,207	1,883,130
	$5,064,252	$5,076,026

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.

CONSOLIDATED STATEMENTS OF NET INCOME

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Years Ended December 31,
	2013	2012	2011
Revenues	$1,928,795	$1,661,618	$1,505,366
Operating expenses:
Cost of operations	1,064,819	956,357	857,580
Selling, general and administrative	212,637	197,454	161,967
Depreciation	218,454	169,027	147,036
Amortization of intangibles	25,410	24,557	20,064
Loss on disposal of assets	2,853	1,627	1,657
Gain from litigation settlement	-	(3,551)	-
Loss on prior office leases	9,902	-	-
Operating income	394,720	316,147	317,062

Interest expense	(73,579)	(53,037)	(44,520)
Other income (expense), net	(220)	1,993	587
Income before income tax provision	320,921	265,103	273,129

Income tax provision	(124,916)	(105,443)	(106,958)
Net income	196,005	159,660	166,171
Less: Net income attributable to noncontrolling interests	(350)	(567)	(932)
Net income attributable to Waste Connections	$195,655	$159,093	$165,239

Earnings per common share attributable to Waste Connections’ common stockholders:
Basic	$1.58	$1.31	$1.47
Diluted	$1.58	$1.31	$1.45

Shares used in the per share calculations:
Basic	123,597,540	121,172,381	112,720,444
Diluted	124,165,052	121,824,349	113,583,486

Cash dividends per common share	$0.415	$0.37	$0.315

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Years Ended December 31,
	2013	2012	2011
Net income	$196,005	$159,660	$166,171

Other comprehensive income (loss), before tax:
Interest rate swap amounts reclassified into interest expense	5,641	5,289	5,803
Fuel hedge amounts reclassified into cost of operations	-	(4,513)	(4,297)
Changes in fair value of interest rate swaps	296	(7,333)	(5,200)
Changes in fair value of fuel hedges	1,012	2,194	3,073
Other comprehensive income (loss) before tax	6,949	(4,363)	(621)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(2,653)	1,678	236
Other comprehensive income (loss), net of tax	4,296	(2,685)	(385)
Comprehensive income	200,301	156,975	165,786
Less: Comprehensive income attributable to noncontrolling interests	(350)	(567)	(932)
Comprehensive income attributable to Waste Connections	$199,951	$156,408	$164,854

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	WASTE CONNECTIONS’ EQUITY
	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE INCOME	RETAINED	NONCONTROLLING
	SHARES	AMOUNT	CAPITAL	(LOSS)	EARNINGS	INTERESTS	TOTAL
Balances at December 31, 2010	113,950,081	$1,139	$509,218	$(3,095)	$858,887	$4,269	$1,370,418
Vesting of restricted stock units	545,223	6	(6)	-	-	-	-
Tax withholdings related to net share settlements of restricted stock units	(186,811)	(2)	(5,509)	-	-	-	(5,511)
Equity-based compensation	-	-	11,879	-	-	-	11,879
Exercise of stock options and warrants	407,012	4	5,155	-	-	-	5,159
Excess tax benefit associated with equity-based compensation	-	-	4,763	-	-	-	4,763
Repurchase of common stock	(3,807,723)	(38)	(116,779)	-	-	-	(116,817)
Cash dividends on common stock	-	-	-	-	(35,566)	-	(35,566)
Amounts reclassified into earnings, net of taxes	-	-	-	934	-	-	934
Changes in fair value of cash flow hedges, net of taxes	-	-	-	(1,319)	-	-	(1,319)
Distributions to noncontrolling interests	-	-	-	-	-	(675)	(675)
Fair value of noncontrolling interest associated with business acquired	-	-	-	-	-	251	251
Net income	-	-	-	-	165,239	932	166,171
Balances at December 31, 2011	110,907,782	1,109	408,721	(3,480)	988,560	4,777	1,399,687
Vesting of restricted stock units	591,165	6	(6)	-	-	-	-
Tax withholdings related to net share settlements of restricted stock units	(189,939)	(2)	(6,060)	-	-	-	(6,062)
Equity-based compensation	-	-	17,289	-	-	-	17,289
Exercise of stock options and warrants	329,933	3	4,054	-	-	-	4,057
Issuance of common stock, net of issuance costs of $376	12,000,000	120	369,464	-	-	-	369,584
Excess tax benefit associated with equity-based compensation	-	-	5,033	-	-	-	5,033
Repurchase of common stock	(619,447)	(6)	(18,591)	-	-	-	(18,597)
Cash dividends on common stock	-	-	-	-	(44,465)	-	(44,465)
Amounts reclassified into earnings, net of taxes	-	-	-	481	-	-	481
Changes in fair value of cash flow hedges, net of taxes	-	-	-	(3,166)	-	-	(3,166)
Distributions to noncontrolling interests	-	-	-	-	-	(198)	(198)
Divestiture of noncontrolling interest	-	-	-	-	-	(173)	(173)
Net income	-	-	-	-	159,093	567	159,660
Balances at December 31, 2012	123,019,494	1,230	779,904	(6,165)	1,103,188	4,973	1,883,130
Vesting of restricted stock units	482,403	5	(5)	-	-	-	-
Tax withholdings related to net share settlements of restricted stock units	(152,191)	(1)	(5,438)	-	-	-	(5,439)
Equity-based compensation	-	-	15,397	-	-	-	15,397
Exercise of stock options and warrants	216,781	2	2,462	-	-	-	2,464
Excess tax benefit associated with equity-based compensation	-	-	3,765	-	-	-	3,765
Cash dividends on common stock	-	-	-	-	(51,213)	-	(51,213)
Amounts reclassified into earnings, net of taxes	-	-	-	3,483	-	-	3,483
Changes in fair value of cash flow hedges, net of taxes	-	-	-	813	-	-	813
Distributions to noncontrolling interests	-	-	-	-	-	(198)	(198)
Net income	-	-	-	-	195,655	350	196,005
Balances at December 31, 2013	123,566,487	$1,236	$796,085	$(1,869)	$1,247,630	$5,125	$2,048,207

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Years Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$196,005	$159,660	$166,171
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of assets	2,853	1,627	1,657
Depreciation	218,454	169,027	147,036
Amortization of intangibles	25,410	24,557	20,064
Deferred income taxes, net of acquisitions	38,680	29,689	50,989
Amortization of debt issuance costs	3,655	1,993	1,420
Equity-based compensation	15,397	17,289	11,879
Interest income on restricted assets	(386)	(603)	(454)
Interest accretion	4,812	4,000	2,771
Excess tax benefit associated with equity-based compensation	(3,765)	(5,033)	(4,763)
Payment of contingent consideration recorded in earnings	(5,059)	-	-
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	1,612	1,549	(14,507)
Prepaid expenses and other current assets	1,696	(733)	(4,236)
Accounts payable	(26,993)	2,761	(2,912)
Deferred revenue	1,403	180	4,161
Accrued liabilities	6,117	7,835	9,551
Other long-term liabilities	4,170	2,529	(657)
Net cash provided by operating activities	484,061	416,327	388,170

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(64,156)	(1,579,869)	(257,852)
Proceeds from adjustment to acquisition consideration	18,000	-	-
Capital expenditures for property and equipment	(209,874)	(153,517)	(141,924)
Proceeds from disposal of assets	11,019	2,741	4,434
Decrease (increase) in restricted assets, net of interest income	(646)	2,983	351
Other	(5,358)	(6,185)	(5,014)
Net cash used in investing activities	(251,015)	(1,733,847)	(400,005)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	327,600	1,647,000	592,500
Principal payments on notes payable and long-term debt	(493,560)	(609,014)	(421,872)
Payment of contingent consideration recorded at acquisition date	(23,941)	(12,473)	(500)
Change in book overdraft	(110)	398	(227)
Proceeds from option and warrant exercises	2,464	4,057	5,159
Excess tax benefit associated with equity-based compensation	3,765	5,033	4,763
Payments for repurchase of common stock	-	(18,597)	(116,817)
Payments for cash dividends	(51,213)	(44,465)	(35,566)
Tax withholdings related to net share settlements of restricted stock units	(5,439)	(6,062)	(5,511)
Distributions to noncontrolling interests	(198)	(198)	(675)
Debt issuance costs	(2,035)	(7,174)	(6,649)
Proceeds from common stock offering, net	-	369,584	-
Net cash provided by (used in) financing activities	(242,667)	1,328,089	14,605

Net increase (decrease) in cash and equivalents	(9,621)	10,569	2,770
Cash and equivalents at beginning of year	23,212	12,643	9,873
Cash and equivalents at end of year	$13,591	$23,212	$12,643

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH TRANSACTIONS:

	Years Ended December 31,
	2013	2012	2011
Cash paid for income taxes	$81,710	$69,954	$52,729
Cash paid for interest	$66,985	$49,826	$39,499

In connection with its acquisitions, the Company assumed liabilities as follows:
Fair value of assets acquired	$67,271	$1,748,458	$404,550
Cash paid for current year acquisitions	(64,156)	(1,579,869)	(257,852)
Liabilities assumed and notes payable issued to sellers of businesses acquired	$3,115	$168,589	$146,698

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.	ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Waste Connections, Inc. (“WCI” or the “Company”) was incorporated in Delaware on September 9, 1997, and commenced its operations on October 1, 1997, through the purchase of certain solid waste operations in the state of Washington.  The Company is an integrated municipal solid waste services company that provides solid waste collection, transfer, disposal and recycling services in mostly exclusive and secondary markets in the U.S. and a leading provider of non-hazardous exploration and production (“E&P”) waste treatment, recovery and disposal services in several of the most active natural resource producing areas of the U.S. The Company also provides intermodal services for the rail haul movement of cargo and solid waste containers in the Pacific Northwest.

Basis of Presentation

These consolidated financial statements include the accounts of WCI and its wholly-owned and majority-owned subsidiaries.  The consolidated entity is referred to herein as the Company.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at purchase to be cash equivalents.  As of December 31, 2013 and 2012, cash equivalents consisted of demand money market accounts.

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

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

The estimated useful lives are as follows:

Buildings	10 – 20 years
Leasehold and land improvements	3 – 10 years
Machinery and equipment	3 – 12 years
Rolling stock	2 – 10 years
Containers	5 – 12 years
Rail cars	20 years

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

-	Landfill development costs. Landfill development costs include the costs of acquisition, construction associated with excavation, liners, site berms, groundwater monitoring wells, gas recovery systems and leachate collection systems. The Company estimates the total costs associated with developing each landfill site to its final capacity. This includes certain projected landfill site costs that are uncertain because they are dependent on future events and thus actual costs could vary significantly from estimates. The total cost to develop a site to its final capacity includes amounts previously expended and capitalized, net of accumulated depletion, and projections of future purchase and development costs, liner construction costs, and operating construction costs. Total landfill costs include the development costs associated with expansion airspace. Expansion airspace is addressed below.

-	Final capping, closure and post-closure obligations. The Company accrues for estimated final capping, closure and post-closure maintenance obligations at the landfills it owns and five of the six landfills that it operates, but does not own under life-of-site agreements. Accrued final capping, closure and post-closure costs represent an estimate of the current value of the future obligation associated with final capping, closure and post-closure monitoring of non-hazardous solid waste landfills currently owned or operated under life-of-site agreements by the Company. Final capping costs represent the costs related to installation of clay liners, drainage and compacted soil layers and topsoil constructed over areas of the landfill where total airspace capacity has been consumed. Closure and post-closure monitoring and maintenance costs represent the costs related to cash expenditures yet to be incurred when a landfill facility ceases to accept waste and closes. Accruals for final capping, closure and post-closure monitoring and maintenance requirements in the U.S. consider site inspection, groundwater monitoring, leachate management, methane gas control and recovery, and operating and maintenance costs to be incurred during the period after the facility closes. Certain of these environmental costs, principally capping and methane gas control costs, are also incurred during the operating life of the site in accordance with the landfill operation requirements of Subtitle D and the air emissions standards. Daily maintenance activities, which include many of these costs, are expensed as incurred during the operating life of the landfill. Daily maintenance activities include leachate disposal; surface water, groundwater, and methane gas monitoring and maintenance; other pollution control activities; mowing and fertilizing the landfill final cap; fence and road maintenance; and third-party inspection and reporting costs. Site specific final capping, closure and post-closure engineering cost estimates are prepared annually for landfills owned or landfills operated under life-of-site agreements by the Company for which it is responsible for final capping, closure and post-closure.

The net present value of landfill final capping, closure and post-closure liabilities are calculated by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure and discounting the inflated total to its present value using a credit-adjusted risk-free rate.  Any changes in expectations that result in an upward revision to the estimated undiscounted cash flows are treated as a new liability and are inflated and discounted at rates reflecting current market conditions.  Any changes in expectations that result in a downward revision (or no revision) to the estimated undiscounted cash flows result in a liability that is inflated and discounted at rates reflecting the market conditions at the time the cash flows were originally estimated.  This policy results in the Company’s final capping, closure and post-closure liabilities being recorded in “layers.”  The Company’s discount rate assumption for purposes of computing 2013 and 2012 “layers” for final capping, closure and post-closure obligations was 5.75% for each year, which reflects the Company’s long-term cost of borrowing as of the end of 2012 and 2011.  The Company’s inflation rate assumption was 2.5% for the years ended December 31, 2013 and 2012.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

In accordance with the accounting guidance on asset retirement obligations, the final capping, closure and post-closure liability is recorded on the balance sheet along with an offsetting addition to site costs which is amortized to depletion expense on a units-of-consumption basis as remaining landfill airspace is consumed.  The impact of changes determined to be changes in estimates, based on an annual update, is accounted for on a prospective basis.  Depletion expense resulting from final capping, closure and post-closure obligations recorded as a component of landfill site costs will generally be less during the early portion of a landfill’s operating life and increase thereafter.  Owned landfills and landfills operated under life-of-site agreements have estimated remaining lives, based on remaining permitted capacity, probable expansion capacity and projected annual disposal volumes, that range from approximately 5 to 200 years, with an average remaining life of approximately 42 years.  The costs for final capping, closure and post-closure obligations at landfills the Company owns or operates under life-of-site agreements are generally estimated based on interpretations of current requirements and proposed or anticipated regulatory changes.

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

The following is a reconciliation of the Company’s final capping, closure and post-closure liability balance from December 31, 2011 to December 31, 2013:

Final capping, closure and post-closure liability at December 31, 2011	$30,883
Adjustments to final capping, closure and post-closure liabilities	3,535
Liabilities incurred	2,926
Accretion expense associated with landfill obligations	2,581
Closure payments	(22)
Assumption of closure liabilities from acquisitions	6,570
Final capping, closure and post-closure liability at December 31, 2012	46,473
Adjustments to final capping, closure and post-closure liabilities	(3,528)
Liabilities incurred	4,668
Accretion expense associated with landfill obligations	2,749
Closure payments	(234)
Final capping, closure and post-closure liability at December 31, 2013	$50,128

The Adjustments to final capping, closure and post-closure liabilities for the year ended December 31, 2013, primarily consisted of increases in estimated airspace at some of the Company’s landfills at which expansions are being pursued or have been granted, decreases in estimated closure costs at some of the Company’s landfills and revisions in engineering estimates, partially offset by an increase in estimates of annual tonnage consumption at some of the Company’s landfills. The Adjustments to final capping, closure and post-closure liabilities for the year ended December 31, 2012, primarily consisted of increases in estimated closure costs and changes in timing of closure activities at some of the Company’s landfills, partially offset by a decrease in closure liabilities from third parties due to changes in timing of closure activities and reduced closure expenses. The final capping, closure and post-closure liability is included in Other long-term liabilities in the Consolidated Balance Sheets. The Company performs its annual review of its cost and capacity estimates in the first quarter of each year.

At December 31, 2013, $33,466 of the Company’s restricted assets balance was for purposes of securing its performance of future final capping, closure and post-closure obligations.

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

Cell Processing Reserves

The Company records a cell processing reserve related to its E&P segment for certain locations in Louisiana and Texas for the estimated amount of expenses to be incurred upon the treatment and excavation of oilfield waste received. The cell processing reserve is the future cost to properly treat and dispose of existing waste within the cells at the various facilities. The reserve generally covers estimated costs to be incurred over a period of time up to 24 months, with the current portion representing costs estimated to be incurred in the next 12 months. The estimate is calculated based on current estimated volume in the cells, estimated percentage of waste treated, and historical average costs to treat and excavate the waste. The processing reserve represents the estimated costs to process the volumes of oilfield waste on-hand for which revenue has been recognized. At December 31, 2013 and 2012, the current portion of cell processing reserves was $7,013 and $6,442, respectively, which is included in Accrued liabilities in the Consolidated Balance Sheets. At December 31, 2013 and 2012, the long-term portion of cell processing reserves was $2,416 and $2,043, respectively, which is included in Other long-term liabilities in the Consolidated Balance Sheets.

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

Finite-Lived Intangible Assets

The amounts assigned to franchise agreements, contracts and customer lists are being amortized on a straight-line basis over the expected term of the related agreements (ranging from 1 to 56 years).

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

Goodwill and indefinite-lived intangible assets are tested for impairment on at least an annual basis in the fourth quarter of the year.  In the first step of testing for goodwill impairment, the Company estimates the fair value of each reporting unit, which the Company has determined to be its three geographic operating segments and its E&P segment, and compares the fair value with the carrying value of the net assets assigned to each reporting unit.  If the fair value of a reporting unit is greater than the carrying value of the net assets, including goodwill, assigned to the reporting unit, then no impairment results.  If the fair value is less than the carrying value, then the Company would perform a second step and determine the fair value of the goodwill. In this second step, the fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the purchase price were being initially allocated.  If the fair value of the goodwill is less than its carrying value for a reporting unit, an impairment charge would be recorded to earnings in the Company’s Consolidated Statements of Net Income.  In testing indefinite-lived intangible assets for impairment, the Company compares the estimated fair value of each indefinite-lived intangible asset to its carrying value.  If the fair value of the indefinite-lived intangible asset is less than its carrying value, an impairment charge would be recorded to earnings in the Company’s Consolidated Statements of Net Income.

To determine the fair value of each of the Company’s reporting units as a whole and each indefinite-lived intangible asset, the Company uses discounted cash flow analyses, which require significant assumptions and estimates about the future operations of each reporting unit and the future discrete cash flows related to each indefinite-lived intangible asset. Significant judgments inherent in these analyses include the determination of appropriate discount rates, the amount and timing of expected future cash flows and growth rates.  The cash flows employed in the Company’s 2013 discounted cash flow analyses were based on ten-year financial forecasts, which in turn were based on the 2014 annual budget developed internally by management.  These forecasts reflect operating profit margins that were consistent with 2013 results and perpetual revenue growth rates of 3.2%. The Company’s discount rate assumptions are based on an assessment of the Company’s weighted average cost of capital which approximated 5.4%.  In assessing the reasonableness of the Company’s determined fair values of its reporting units, the Company evaluates its results against its current market capitalization.

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

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

As a result of performing the tests for potential impairment of goodwill and indefinite-lived intangible assets, the Company determined that no impairment existed as of December 31, 2013 or 2012, and, therefore, there were no write-downs to any of its goodwill or indefinite-lived intangible assets.

Impairments of Property, Plant and Equipment and Finite-Lived Intangible Assets

Property, plant, equipment and finite-lived intangible assets are carried on the Company’s consolidated financial statements based on their cost less accumulated depreciation or amortization.  Finite-lived intangible assets consist of long-term franchise agreements, contracts, customer lists, permits and non-competition agreements.  The recoverability of these assets is tested whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.

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

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and equivalents, trade receivables, restricted assets, trade payables, debt instruments, contingent consideration obligations, interest rate swaps and a fuel hedge.  As of December 31, 2013 and 2012, the carrying values of cash and equivalents, trade receivables, restricted assets, trade payables and contingent consideration are considered to be representative of their respective fair values.  The carrying values of the Company’s debt instruments, excluding certain notes as listed in the table below, approximate their fair values as of December 31, 2013 and 2012, based on current borrowing rates, current remaining average life to maturity and borrower credit quality for similar types of borrowing arrangements, and are classified as Level 2 within the fair value hierarchy.  The carrying values and fair values of the Company’s debt instruments where the carrying values do not approximate their fair values as of December 31, 2013 and 2012, are as follows:

	Carrying Value at December 31,		Fair Value* at December 31,
	2013	2012	2013	2012
6.22% Senior Notes due 2015	$175,000	$175,000	$187,206	$193,949
3.30% Senior Notes due 2016	$100,000	$100,000	$102,066	$103,068
4.00% Senior Notes due 2018	$50,000	$50,000	$50,992	$52,476
5.25% Senior Notes due 2019	$175,000	$175,000	$185,037	$195,584
4.64% Senior Notes due 2021	$100,000	$100,000	$100,341	$107,418

*Senior Notes are classified as Level 2 within the fair value hierarchy. Fair value is based on quotes of bonds with similar ratings in similar industries.

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

At December 31, 2013, the Company’s derivative instruments included three interest rate swap agreements as follows:

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

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

At December 31, 2013, the Company’s derivative instruments included one fuel hedge agreement as follows:

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

The fair values of derivative instruments designated as cash flow hedges as of December 31, 2013, were as follows:

Derivatives Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps			Accrued liabilities(a)	$(3,373)
			Other long-term liabilities	(1,853)
Fuel hedge	Prepaid expenses and other current assets(b)	$1,304
	Other assets, net	895
Total derivatives designated as cash flow hedges		$2,199		$(5,226)

(a)   Represents the estimated amount of the existing unrealized losses on interest rate swaps as of December 31, 2013 (based on the interest rate yield curve at that date), included in AOCL expected to be reclassified into pre-tax earnings within the next 12 months.  The actual amounts reclassified into earnings are dependent on future movements in interest rates.

(b)   Represents the estimated amount of the existing unrealized gains on the fuel hedge as of December 31, 2013 (based on the forward DOE diesel fuel index curve at that date), included in AOCL expected to be reclassified into pre-tax earnings within the next 12 months.  The actual amounts reclassified into earnings are dependent on future movements in diesel fuel prices.

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

The following table summarizes the impact of the Company’s cash flow hedges on the results of operations, comprehensive income and AOCL for the years ended December 31, 2013, 2012 and 2011:

Derivatives Designated as Cash Flow Hedges	Amount of Gain or (Loss) Recognized as AOCL on Derivatives, Net of Tax (Effective Portion)(a)			Statement of Income Classification	Amount of (Gain) or Loss Reclassified from AOCL into Earnings, Net of Tax (Effective Portion)(b), (c)
	Years Ended December 31,				Years Ended December 31,
	2013	2012	2011		2013	2012	2011
Interest rate swaps	$188	$(4,524)	$(3,224)	Interest expense	$3,483	$3,279	$3,598
Fuel hedge	625	1,358	1,905	Cost of operations	-	(2,798)	(2,664)
Total	$813	$(3,166)	$(1,319)		$3,483	$481	$934

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

The Company measures and records ineffectiveness on the fuel hedge in Cost of operations in the Consolidated Statements of Net Income on a monthly basis based on the difference between the DOE index price and the actual price of diesel fuel purchased, multiplied by the notional number of gallons on the contracts.  There was no significant ineffectiveness recognized on the fuel hedges during the years ended December 31, 2013, 2012 and 2011.

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

Equity-Based Compensation

The fair value of restricted stock units is determined based on the number of shares granted and the closing price of the Company’s common stock.

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

Equity-based compensation expense recognized during the years ended December 31, 2013, 2012 and 2011, was approximately $15,397 ($9,508 net of taxes), $17,289 ($11,803 net of taxes) and $11,879 ($7,365 net of taxes), respectively, and consisted of restricted stock unit and warrant expense.  The Company records equity-based compensation expense in Selling, general and administrative expenses in the Consolidated Statements of Net Income.  The total unrecognized compensation cost at December 31, 2013, related to unvested restricted stock unit awards was $25,138 and that future expense will be recognized over the remaining vesting period of the restricted stock unit awards, which extends to 2017.  The weighted average remaining vesting period of those awards is 1.1 years.

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

Advertising Costs

Advertising costs are expensed as incurred.  Advertising expense for the years ended December 31, 2013, 2012 and 2011, was $3,704, $3,737 and $3,679, respectively, which is included in Selling, general and administrative expense in the Consolidated Statements of Net Income.

Insurance Liabilities

As a result of its high deductible or self-insured retention insurance policies, the Company is effectively self-insured for automobile liability, general liability, employer’s liability, environmental liability, cyber liability, employment practices liability, directors’ and officers’ liability as well as for employee group health insurance, property and workers’ compensation.  The Company’s insurance accruals are based on claims filed and estimates of claims incurred but not reported and are developed by the Company’s management with assistance from its third-party actuary and its third-party claims administrator.  The insurance accruals are influenced by the Company’s past claims experience factors, which have a limited history, and by published industry development factors.  At December 31, 2013 and 2012, the Company’s total accrual for self-insured liabilities was $42,732 and $43,935, respectively, which is included in Accrued liabilities in the Consolidated Balance Sheets.

Reclassification

Certain amounts reported in the Company’s prior year’s financial statements have been reclassified to conform with the 2013 presentation.

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

The Company recognizes, separately from goodwill, the identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values.  The Company measures and recognizes goodwill as of the acquisition date as the excess of:  (a) the aggregate of the fair value of consideration transferred, the fair value of any noncontrolling interest in the acquiree (if any) and the acquisition date fair value of the Company's previously held equity interest in the acquiree (if any), over (b) the fair value of assets acquired and liabilities assumed.  If information about facts and circumstances existing as of the acquisition date is incomplete by the end of the reporting period in which a business combination occurs, the Company will report provisional amounts for the items for which the accounting is incomplete.  The measurement period ends once the Company receives the information it was seeking; however, this period will not exceed one year from the acquisition date.  Any material adjustments recognized during the measurement period will be reflected retrospectively in the consolidated financial statements of the subsequent period.  The Company recognizes acquisition-related costs as expense.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

R360 Acquisition

On October 25, 2012, the Company completed the acquisition of all of the outstanding equity interests in certain entities that, together with the operating subsidiaries of such entities, hold the business of R360 Environmental Solutions, Inc. (“R360”) for total cash consideration of $1,338,344, net of cash acquired, the assumption of outstanding debt totaling $9,306 and the assumption of contingent consideration totaling $37,293. The acquisition was funded with available cash and with borrowings of $475,000 under the Company’s senior revolving credit facility and of $800,000 under an uncollateralized term loan facility. The R360 business consists of E&P landfills, E&P liquid waste injection wells, E&P waste treatment and recovery facilities and oil recovery facilities at 24 operating locations across Louisiana, New Mexico, North Dakota, Oklahoma, Texas and Wyoming. The R360 acquisition enabled the Company to significantly expand its scope of E&P waste services and contributed towards the achievement of the Company’s strategy to expand through acquisitions.

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

*Debt assumed was paid at close of acquisition.

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
$37,293

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

The Prairie Disposal contingent consideration represents the fair value of up to $25,000 of contingent consideration payable to the former owners of Prairie Disposal, LLC and Prairie Liquids, LLC (“Prairie”) based on the future achievement of certain milestones over an expected two-year period. The fair value of the contingent consideration was determined using probability assessments of the expected future cash flows over the two-year period in which the obligation is expected to be settled, and applied a discount rate of 2.0%. As of December 31, 2013, the fair value of the obligation increased to $24,944 due to the accretion of interest on the liability. Any changes in the fair value of the contingent consideration subsequent to the acquisition date will be charged or credited to expense until the contingency is settled.

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

The Calpet contingent consideration represents the fair value of up to $4,221 payable to the former owners of Calpet, LLC based on the future achievement of revenue targets through June 2013. The fair value of the contingent consideration was determined using probability assessments of the expected future cash flows over the one-year period in which the obligations is expected to be settled, and applied a discount rate of 2.0%. During the year ended December 31, 2013, $2,500 of the contingent consideration was earned and paid to the former owners and $1,250 of the contingent consideration was not earned and credited to expense. Any changes in the fair value of the $471 remaining contingent consideration obligation at December 31, 2013 will be charged or credited to expense until the contingency is settled.

The Claco Services contingent consideration represents the fair value of up to $750 payable to the former owners of Claco Services through December 2013. The Company paid $375 of this assumed liability in both December 2012 and December 2013.

The R360 acquisition resulted in goodwill acquired totaling $395,339, which is expected to be deductible for tax purposes.  The goodwill is attributable to growth opportunities, at existing R360 operations as well additional acquisitions of companies providing non-hazardous oilfield waste treatment and disposal services, and synergies that are expected to arise as a result of the acquisition.

Cash consideration for the R360 acquisition included payment for the estimated net working capital of $18,906, as defined in the acquisition agreement, which was subject to final adjustment subsequent to the close of the acquisition. In March 2013, Waste Connections received $18,000 from the former owners of R360 due to the final adjustment to the net working capital that was estimated at the closing date.

The gross amount of trade receivables due under contracts was $52,777, of which $2,616 was expected to be uncollectible.  The Company did not acquire any other class of receivable as a result of the R360 acquisition.

The Company incurred $2,655, of acquisition-related costs for the R360 acquisition.  These expenses are included in Selling, general and administrative expenses in the Company’s Consolidated Statements of Net Income.

Other Acquisitions

The Company acquired eight individually immaterial non-hazardous solid waste collection businesses during the year ended December 31, 2013. The total acquisition-related costs incurred for these acquisitions was $1,946. These expenses are included in Selling, general and administrative expenses in the Company’s Consolidated Statements of Net Income.

In July 2012, the Company completed the acquisition of 100% of the interests in the operations of SKB Environmental, Inc. (“SKB”), a provider of solid waste transfer and disposal services in Minnesota, in exchange for total consideration of $86,763.  Pursuant to the stock purchase agreement, the Company was required to remit additional consideration to the former shareholders of SKB if the acquired operations exceeded earnings targets specified in the stock purchase agreement over a one-year earn out period ending June 30, 2013.  The Company computed the fair value of the contingent consideration at the purchase date to be $20,711, based upon probability assessments of the expected future cash flows over the one-year period in which the obligation was expected to be settled, to which the Company had applied a discount rate of 2.0%. Based upon the actual earnings of SKB over the one-year earn out period, the final additional consideration was $25,768, which the Company paid in July 2013. The difference between the final contingent consideration paid and the fair value of the contingent consideration at the purchase date was charged to expense in the Company’s Consolidated Statements of Net Income.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

On March 1, 2012, the Company completed the acquisition of 100% of the interests in the operations of Alaska Pacific Environmental Services Anchorage, LLC and Alaska Green Waste Solutions, LLC (together, “Alaska Waste”). Alaska Waste provides solid waste collection, transfer and composting services in Anchorage, the Mat-Su Valley, Fairbanks, the Kenai Peninsula and Kodiak Island. The Company paid $133,402 for the purchased operations. Pursuant to the asset purchase agreement, the Company is required to remit up to $4,000 of additional consideration to the former owners of Alaska Waste if new business is generated through the privatization of certain markets currently serviced by municipalities. The Company computed the fair value of the contingent consideration at the purchase date to be $602, based upon probability assessments of the expected future cash flows over the two-year period in which the obligation is expected to be settled, to which the Company applied a discount rate of 2.8%. As of December 31, 2013, the obligation recognized at the purchase date has not materially changed. Any changes in the fair value of the contingent consideration subsequent to the acquisition date will be charged or credited to expense until the contingency is settled.

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

In August 2011, the Company’s subsidiary, Capital Region Landfills, Inc. (“CRL”), entered into an agreement with the Town of Colonie, a municipal corporation of the state of New York, to operate a municipal solid waste disposal facility (the “Colonie Landfill”) for an initial term of 25 years. The agreement became effective on September 19, 2011.  As consideration for operating equipment and the right to operate the Colonie Landfill, CRL remitted an initial payment of $23,860. CRL is also required to remit up to $55,470 of additional consideration over the term of the agreement, comprised of $11,500 payable over a five-year period ending September 2016 and up to $43,970 payable over the term of the agreement if certain expansion criteria are met and certain annual tonnage targets are exceeded as specified in the operating agreement. The Company computed the fair value of the additional consideration using probability assessments of the expected future cash flows over estimated payment terms of four to 25 years, to which the Company applied discount rates ranging from 2.5% to 5.0%, resulting in a total obligation recognized at the effective date of $32,928, which consisted of $10,656 recorded as Notes issued to sellers and $22,272 recorded as contingent consideration in Long-term contingent consideration.  CRL is also responsible for all final capping, closure and post-closure liabilities and estimates the total obligation in current dollars to be $21,287, the net present value of which is $1,429. This obligation was recorded in Other long-term liabilities. The obligation for contingent consideration recognized at the purchase date increased $1,144, $1,086 and $301 during the years ended December 31, 2013, 2012 and 2011, respectively, due to the accretion of interest on the liability. Any changes in the fair value of the contingent consideration subsequent to the acquisition date will be charged or credited to income until the contingency is settled.

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

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

The following table summarizes the consideration transferred to acquire these businesses and the amounts of identifiable assets acquired, liabilities assumed and noncontrolling interests associated with businesses acquired at the acquisition date for acquisitions consummated in the years ended December 31, 2013, 2012 and 2011:

	2013 Acquisitions	2012 Acquisitions	2011 Acquisitions
Fair value of consideration transferred:
Cash	$64,156	$241,525	$257,852
Debt assumed*	-	12,986	84,737
Notes issued to sellers	-	-	10,656
Contingent consideration	40	21,314	22,486
	64,196	275,825	375,731
Recognized amounts of identifiable assets acquired, liabilities assumed and noncontrolling interests associated with businesses acquired:
Accounts receivable	211	10,874	9,613
Other current assets	317	1,062	1,056
Restricted assets	-	6,725	-
Property and equipment	12,775	127,023	114,463
Long-term franchise agreements and contracts	1,043	10,307	3,269
Indefinite-lived intangibles	-	35,344	42,283
Customer lists	13,024	21,837	34,463
Permits	-	2,295	10,367
Other long-term assets	-	185	-
Deferred revenue	(539)	(5,056)	(6,376)
Accounts payable	(735)	(3,393)	(6,183)
Accrued liabilities	(1,034)	(2,139)	(2,398)
Noncontrolling interests	-	-	(251)
Other long-term liabilities	(767)	(3,480)	(2,145)
Deferred income taxes	-	-	(11,466)
Total identifiable net assets	24,295	201,584	186,695
Goodwill	$39,901	$74,241	$189,036

____________________

*Debt assumed as part of 2011 and 2012 acquisitions was paid at close of acquisition.

Goodwill acquired in 2013 totaling $39,731 is expected to be deductible for tax purposes.   The 2012 acquisitions of SKB, Alaska Waste and other individually immaterial non-hazardous solid waste collection, transfer, disposal and E&P businesses resulted in goodwill acquired in 2012 totaling $74,241, which is expected to be deductible for tax purposes.  Goodwill acquired in 2011 totaling $24,242 is expected to be deductible for tax purposes.

The fair value of acquired working capital related to three individually immaterial acquisitions completed during the year ended December 31, 2013, is provisional pending receipt of information from the acquirees to support the fair value of the assets acquired and liabilities assumed. Any adjustments recorded relating to finalizing the working capital for these three acquisitions are not expected to be material to the Company’s financial position.

The gross amount of trade receivables due under contracts acquired during the year ended December 31, 2013, was $414, of which $203 was expected to be uncollectible.  The gross amount of trade receivables due under contracts acquired with the acquisitions of SKB, Alaska Waste and other individually immaterial non-hazardous solid waste collection, transfer, disposal and E&P businesses during the year ended December 31, 2012, was $10,984, of which $110 was expected to be uncollectible.  The gross amount of trade receivables due under contracts acquired during the year ended December 31, 2011, was $10,232, of which $619 was expected to be uncollectible.  The Company did not acquire any other class of receivable as a result of the acquisition of these businesses.

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

	Years Ended December 31,
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

4.	INTANGIBLE ASSETS, NET

Intangible assets, exclusive of goodwill, consisted of the following at December 31, 2013:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$196,110	$(45,114)	$150,996
Customer lists	152,378	(59,950)	92,428
Permits and non-competition agreements	41,369	(10,565)	30,804
	389,857	(115,629)	274,228
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	151,505	-	151,505
Material recycling facility permits	42,283	-	42,283
E&P facility permits	59,855	-	59,855
	253,643	-	253,643
Intangible assets, exclusive of goodwill	$643,500	$(115,629)	$527,871

The weighted-average amortization period of long-term franchise agreements and contracts acquired during the year ended December 31, 2013 was 10.0 years. The weighted-average amortization period of customer lists acquired during the year ended December 31, 2013 was 6.4 years.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

Intangible assets, exclusive of goodwill, consisted of the following at December 31, 2012:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$198,779	$(38,447)	$160,332
Customer lists	139,354	(43,457)	95,897
Permits and non-competition agreements	41,472	(9,436)	32,036
	379,605	(91,340)	288,265
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	151,505	-	151,505
Material recycling facility permits	42,283	-	42,283
E&P facility permits	59,855	-	59,855
	253,643	-	253,643
Intangible assets, exclusive of goodwill	$633,248	$(91,340)	$541,908

The weighted-average amortization period of long-term franchise agreements and contracts acquired during the year ended December 31, 2012 was 12.3 years. The weighted-average amortization period of customer lists acquired during the year ended December 31, 2012 was 9.7 years.  The weighted-average amortization period of permits acquired during the year ended December 31, 2012 was 40.0 years.

Estimated future amortization expense for the next five years relating to finite-lived intangible assets is as follows:

For the year ending December 31, 2014	$26,641
For the year ending December 31, 2015	$25,991
For the year ending December 31, 2016	$22,037
For the year ending December 31, 2017	$20,066
For the year ending December 31, 2018	$19,113

5.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	December 31,
	2013	2012
Landfill site costs	$2,015,085	$1,974,994
Rolling stock	602,838	555,680
Land, buildings and improvements	386,099	349,567
Containers	265,432	247,440
Machinery and equipment	311,953	266,196
Construction in progress	14,707	27,346
	3,596,114	3,421,223
Less accumulated depreciation and depletion	(1,145,465)	(963,617)
	$2,450,649	$2,457,606

The Company’s landfill depletion expense, recorded in Depreciation in the Consolidated Statements of Net Income, for the years ended December 31, 2013, 2012 and 2011, was $80,227, $53,429 and $43,217, respectively.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

6.	ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31,
	2013	2012
Insurance claims	$42,732	$43,935
Payroll and payroll-related	40,197	35,601
Interest payable	9,579	8,555
Cell processing reserve - current portion	7,013	6,442
Unrealized interest rate losses	3,373	5,374
Environmental remediation reserve - current portion	3,226	4,097
Other	12,906	17,825
	$119,026	$121,829

7.	LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,
	2013	2012
Revolver under Credit Facility	$727,100	$787,000
Term Loan Facility	700,000	800,000
2015 Notes	175,000	175,000
2016 Notes	100,000	100,000
2018 Notes	50,000	50,000
2019 Notes	175,000	175,000
2021 Notes	100,000	100,000
Tax-exempt bonds	33,030	35,655
Notes payable to sellers and other third parties, bearing interest at 2.5% to 10.9%, principal and interest payments due periodically with due dates ranging from 2014 to 2036	12,845	16,280
	2,072,975	2,238,935
Less – current portion	(5,385)	(33,968)
	$2,067,590	$2,204,967

Revolver under Credit Facility

The Company has a senior revolving credit facility with a syndicate of banks for which Bank of America, N.A. acts as administrative agent.  The maximum borrowings available under the Company’s credit facility were $1,200,000 as of December 31, 2013 and 2012.  The Company has the ability to increase commitments under the revolving credit facility from $1,200,000 to $1,500,000, subject to conditions including that no default, as defined in the credit agreement, has occurred, although no existing lender has any obligation to increase its commitment. Swing line loans may be issued at the request of the Company in an aggregate amount not to exceed a $25,000 sublimit and there is no maximum amount of standby letters of credit that can be issued under the credit facility; however, the issuance of swing line loans and standby letters of credit both reduce the amount of total borrowings available.  As of December 31, 2013, $727,100 was outstanding under the credit facility, exclusive of outstanding standby letters of credit of $75,166. As of December 31, 2012, $787,000 was outstanding under the credit facility, exclusive of outstanding standby letters of credit of $87,252. The credit facility matures in May 2018.  The Company has $4,722 of debt issuance costs recorded in Other assets, net in the Consolidated Balance Sheets at December 31, 2013 which are being amortized through the maturity date, or May 2018.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

The borrowings under the credit facility bear interest, at the Company’s option, at either the base rate plus the applicable base rate margin (approximately 3.75% and 3.53% at December 31, 2013 and 2012, respectively) on base rate loans and swing line loans, or the LIBOR rate plus the applicable LIBOR margin (approximately 1.67% and 1.48% at December 31, 2013 and 2012, respectively) on LIBOR loans.  The applicable margins under the credit facility vary depending on the Company’s leverage ratio, as defined in the credit agreement.  As of December 31, 2013 and 2012, the margins were 1.50% and 1.28%, respectively, for LIBOR loans and 0.50% and 0.28%, respectively, for base rate loans and swing line loans.  As of December 31, 2013 and 2012, all outstanding borrowings under the credit facility were in LIBOR loans and swing line loans.

The credit facility requires the Company to pay an annual commitment fee on the unused portion of the facility.  The commitment fee was 0.23% as of each of December 31, 2013 and 2012.

The borrowings under the credit facility are not collateralized.  The credit agreement contains representations, warranties, covenants and events of default, including a change of control event of default and limitations on incurrence of indebtedness and liens, new lines of business, mergers, transactions with affiliates and restrictive payments. During the continuance of an event of default, the lenders may take a number of actions, including declaring the entire amount then outstanding under the credit agreement due and payable. The credit facility contains cross-defaults if the Company defaults on the term loan facility, the Master Note Purchase Agreement or certain other debt. The credit facility requires that the Company maintain specified quarterly leverage and interest coverage ratios. The required leverage ratio cannot exceed 3.50x total debt to earnings before interest, taxes, depreciation and amortization, or EBITDA. The required interest coverage ratio must be at least 2.75x total interest expense to earnings before interest and taxes, or EBIT. As of December 31, 2013 and 2012, the Company’s leverage ratio was 3.08x and 3.28x, respectively. As of December 31, 2013 and 2012, the Company’s interest coverage ratio was 6.33x and 6.88x, respectively.

Term Loan Facility

On October 25, 2012, the Company entered into a term loan facility in the original principal amount of $800,000 with Bank of America, N.A. and the other banks and lending institutions party thereto, as lenders, Bank of America, N.A., as administrative agent, and JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as co-syndication agents. The term loan is subject to principal payments which commenced at $10,000 per quarter in April 2013, increase to $20,000 per quarter in April 2014 and increase again to $30,000 per quarter in April 2015. A final principal payment of $390,000 is due upon maturity of the term loan facility on October 25, 2017. The Borrowings under the term loan facility were required to be used only to fund the R360 acquisition pursuant to the R360 purchase and sale agreement and to pay fees and expenses incurred in connection with the R360 acquisition and the Company’s entry into the term loan facility. The Company is amortizing the $7,245 debt issuance costs through the maturity date, or October 2017.

Outstanding amounts on the term loan facility can be either base rate loans or LIBOR loans. At December 31, 2013 and 2012, all amounts outstanding under the term loan facility were in LIBOR loans which bear interest at the LIBOR rate plus the applicable LIBOR margin (approximately 2.04% and 2.21% at December 31, 2013 and 2012, respectively).  The LIBOR rate is determined by the administrative agent in a customary manner as described in the term loan agreement. The applicable margins under the term loan agreement vary depending on the Company’s leverage ratio, as defined in the term loan agreement, as amended, and range from 1.375% per annum to 2.375% per annum for LIBOR loans. As of December 31, 2013 and 2012, the margin was 1.875% and 2.0%, respectively, for LIBOR loans.  Borrowings under the term loan facility are not collateralized.

The term loan facility contains representations and warranties and places certain business, financial and operating restrictions on the Company relating to, among other things, indebtedness, liens, investments, mergers, consolidation and disposition of assets, sale and leaseback transactions, restricted payments and redemptions, burdensome agreements, business activities, transactions with affiliates, prepayments of indebtedness and accounting changes. During the continuance of an event of default, the lenders may take a number of actions, including declaring the entire amount then outstanding under the term loan facility due and payable. The term loan facility contains cross-defaults if the Company defaults on the senior revolving credit facility, the Master Note Purchase Agreement or certain other debt. The term loan facility requires that the Company maintain specified quarterly leverage and interest coverage ratios. The required leverage ratio cannot exceed 3.50x total debt to EBITDA. The required interest coverage ratio must be at least 2.75x total interest expense to EBIT. As of December 31, 2013 and 2012, the Company’s leverage ratio was 3.08x and 3.28x, respectively. As of December 31, 2013 and 2012, the Company’s interest coverage ratio was 6.33x and 6.88x, respectively.

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

The 2015 Notes, 2016 Notes, 2018 Notes, 2019 Notes, and 2021 Notes (collectively, the “Senior Notes”) are uncollateralized obligations and rank equally in right of payment with each of the Senior Notes, the obligations under the Company’s senior uncollateralized revolving credit facility and the obligations under the Company’s term loan facility. The Senior Notes are subject to representations, warranties, covenants and events of default.  The Master Note Purchase Agreement contains cross-defaults if the Company defaults on the credit facility, the term loan facility or certain other debt. The Master Note Purchase Agreement requires that the Company maintain specified quarterly leverage and interest coverage ratios. The required leverage ratio cannot exceed 3.75x total debt to EBITDA. The required interest coverage ratio must be at least 2.75x total interest expense to EBIT. As of December 31, 2013 and 2012, the Company’s leverage ratio was 3.08x and 3.28x, respectively. As of December 31, 2013 and 2012, the Company’s interest coverage ratio was 6.33x and 6.88x, respectively.

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

The Company may issue additional series of senior uncollateralized notes, including floating rate notes, pursuant to the terms and conditions of the Master Note Purchase Agreement, as amended, provided that the purchasers of the Senior Notes shall not have any obligation to purchase any additional notes issued pursuant to the Master Note Purchase Agreement and the aggregate principal amount of the outstanding notes and any additional notes issued pursuant to the Master Note Purchase Agreement shall not exceed $1,250,000.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

Tax-Exempt Bonds

The Company’s tax-exempt bond financings are as follows:

	Type of	Interest Rate on Bond at December 31,	Maturity Date of	Outstanding Balance at December 31,		Backed by Letter of Credit
Name of Bond	Interest Rate	2013	Bond	2013	2012	(Amount)
Tehama Bond	Variable	0.16%	June 1, 2014	$205	$290	$208
San Jose Bond – Series 2001A	Variable	0.16	September 1, 2016	1,395	1,815	1,642
West Valley Bond	Variable	0.10	August 1, 2018	15,500	15,500	15,678
LeMay Washington Bond	Variable	0.08	April 1, 2033	15,930	15,930	16,126
LeMay Olympia Bond	Variable	-	April 1, 2019	-	2,120	-
				$33,030	$35,655	$33,654

In August 2013, the Company gave notice to redeem its LeMay Olympia Bond with a remaining principal balance of $2,120. The Company paid in full the principal and accrued interest on this bond on October 2, 2013.

In October 2013, the Company gave notice to redeem its Tehama Bond with a remaining principal balance of $205. The Company paid in full the principal and accrued interest on this bond on January 8, 2014.

The variable-rate bonds are all remarketed weekly by a remarketing agent to effectively maintain a variable yield.  If the remarketing agent is unable to remarket the bonds, then the remarketing agent can put the bonds to the Company.  The Company has obtained standby letters of credit, issued under its senior revolving credit facility, to guarantee repayment of the bonds in this event.  The Company classified these borrowings as long-term at December 31, 2013, because the borrowings are supported by standby letters of credit issued under the Company’s senior revolving credit facility which matures in May 2018.

As of December 31, 2013, aggregate contractual future principal payments by calendar year on long-term debt are due as follows:

2014	$5,385
2015	259,084
2016	212,027
2017	510,437
2018	793,018
Thereafter	293,024
$2,072,975

8.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments and restricted assets.  The Company’s derivative instruments are pay-fixed, receive-variable interest rate swaps and a pay-fixed, receive-variable diesel fuel hedge.  The Company’s interest rate swaps are recorded at their estimated fair values based on quotes received from financial institutions that trade these contracts.  The Company verifies the reasonableness of these quotes using similar quotes from another financial institution as of each date for which financial statements are prepared.  The Company uses a discounted cash flow (“DCF”) model to determine the estimated fair value of the diesel fuel hedge.  The assumptions used in preparing the DCF model include: (i) estimates for the forward DOE index curve; and (ii) the discount rate based on risk-free interest rates over the term of the hedge contract.  The DOE index curve used in the DCF model was obtained from financial institutions that trade these contracts and ranged from $3.79 to $4.00 at December 31, 2013 and from $3.68 to $3.87 at December 31, 2012.  The weighted average DOE index curve used in the DCF model was $3.91 and $3.77 at December 31, 2013 and 2012, respectively. Significant increases (decreases) in the forward DOE index curve would result in a significantly higher (lower) fair value measurement. For the Company’s interest rate swaps and fuel hedge, the Company also considers the Company’s creditworthiness in its determination of the fair value measurement of these instruments in a net liability position and the banks’ creditworthiness in its determination of the fair value measurement of these instruments in a net asset position.  The Company’s restricted assets are valued at quoted market prices in active markets for identical assets, which the Company receives from the financial institutions that hold such investments on its behalf.  The Company’s restricted assets measured at fair value are invested primarily in U.S. government and agency securities.

The Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2013 and 2012, were as follows:

	Fair Value Measurement at December 31, 2013 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap derivative instruments – net liability position	$(5,226)	$-	$(5,226)	$-
Fuel hedge derivative instruments – net asset position	$2,199	$-	$-	$2,199
Restricted assets	$32,782	$32,782	$-	$-

	Fair Value Measurement at December 31, 2012 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap derivative instruments – net liability position	$(11,163)	$-	$(11,163)	$-
Fuel hedge derivative instruments – net asset position	$1,187	$-	$-	$1,187
Restricted assets	$33,425	$33,425	$-	$-

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

The following table summarizes the change in the fair value for Level 3 derivatives for the years ended December 31, 2013 and 2012:

Level 3 Derivatives
Balance as of December 31, 2011	$3,506
Realized gains included in earnings	(4,513)
Unrealized gains included in AOCL	2,194
Balance as of December 31, 2012	1,187
Unrealized gains included in AOCL	1,012
Balance as of December 31, 2013	$2,199

9.	OFFICE RELOCATIONS

In December 2011, the Company commenced a relocation of its corporate headquarters from Folsom, California to The Woodlands, Texas, which was substantially completed in 2012. Costs related to personnel and office relocation expenses are recorded in Selling, general and administrative expenses in the Consolidated Statements of Net Income.  During the year ended December 31, 2013, the Company incurred losses on the cessation of use of prior office leases of $9,160 for its former corporate headquarters in Folsom, California, and $742 for its E&P segment’s former regional offices in Houston, Texas. In October 2013, the Company remitted a payment to terminate the remaining lease obligation of its former headquarters in Folsom, California.  These costs are recorded in Loss on prior office leases in the Consolidated Statements of Net Income.

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

COMMITMENTS

Leases

The Company leases certain facilities and certain equipment under non-cancelable operating leases for periods ranging from one to 45 years, with renewal options for certain leases.  The Company’s total rent expense under operating leases during the years ended December 31, 2013, 2012 and 2011, was $30,893, $19,424 and $13,519, respectively.

As of December 31, 2013, future minimum lease payments, by calendar year, are as follows:

2014	$18,343
2015	16,457
2016	14,773
2017	13,210
2018	10,595
Thereafter	75,203
$148,581

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

At December 31, 2013 and 2012, the Company had provided customers and various regulatory authorities with surety bonds in the aggregate amount of approximately $304,416 and $277,841, respectively, to secure its asset closure and retirement requirements and $89,196 and $83,738, respectively, to secure performance under collection contracts and landfill operating agreements.

The Company owns a 9.9% interest in a company that, among other activities, issues financial surety bonds to secure landfill final capping, closure and post-closure obligations for companies operating in the solid waste industry.  The Company accounts for this investment under the cost method of accounting.  There have been no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.  This investee company and the parent company of the investee have written financial surety bonds for the Company, of which $163,187 and $153,337 were outstanding as of December 31, 2013 and 2012, respectively.  The Company’s reimbursement obligations under these bonds are secured by a pledge of its stock in the investee company.

Unconditional Purchase Obligations

At December 31, 2013, the Company’s unconditional purchase obligations consist of multiple fixed-price fuel purchase contracts under which it has 4.6 million gallons remaining to be purchased for a total of $16,089, plus taxes and transportation upon delivery.  These fuel purchase contracts expire on or before December 31, 2014.

CONTINGENCIES

Environmental Risks

The Company expenses costs incurred to investigate and remediate environmental issues unless they extend the economic useful life of related assets. The Company records liabilities when it is probable that an obligation has been incurred and the amounts can be reasonably estimated. The remediation reserves cover anticipated costs, including remediation of environmental damage that waste facilities may have caused to neighboring landowners or residents as a result of contamination of soil, groundwater or surface water, including damage resulting from conditions existing prior to the Company’s acquisition of such facilities. The Company’s estimates are based primarily on investigations and remediation plans established by independent consultants, regulatory agencies and potentially responsible third parties. The Company does not discount remediation obligations. At December 31, 2013 and 2012, the current portion of remediation reserves was $3,226 and $4,097, respectively, which is included in Accrued liabilities in the Consolidated Balance Sheets. At December 31, 2013 and 2012, the long-term portion of remediation reserves was $725 and $1,214, respectively, which is included in Other long-term liabilities in the Consolidated Balance Sheets. The Company’s liabilities for remediation reserves were assumed in the R360 acquisition. The Company did not have liabilities for remediation reserves recorded at December 31, 2011. Any substantial increase in the liabilities for remediation of environmental damage incurred by the Company could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business. Except as noted in the matters described below, as of December 31, 2013, there is no current proceeding or litigation involving the Company or its property that the Company believes could have a material adverse impact on its business, financial condition, results of operations or cash flows.

Chaparral, New Mexico Landfill Permit Litigation

The Company’s subsidiary, High Desert Solid Waste Facility, Inc. (formerly known as Rhino Solid Waste, Inc.) (“HDSWF”), owns undeveloped property in Chaparral, New Mexico, for which it sought a permit to operate a municipal solid waste landfill.  The New Mexico Environment Department (the “Department”) approved the permit for the facility on January 30, 2002.  Colonias Development Council (“CDC”), a nonprofit organization, appealed the Department’s decision to the courts of New Mexico, alleging primarily that the Department failed to consider the social impact of the landfill on the community of Chaparral, and failed to consider regional planning issues.  On July 18, 2005, in Colonias Dev. Council v. Rhino Envtl. Servs., Inc. (In re Rhino Envtl. Servs.), 2005 NMSC 24, 117 P.3d 939, the New Mexico Supreme Court remanded the matter back to the Department to conduct a limited public hearing on certain evidence that CDC claimed was wrongfully excluded from consideration by the hearing officer, and to allow the Department to reconsider the evidence already proffered concerning the impact of the landfill on the surrounding community’s quality of life.  In July 2007, the Department, CDC, the Company and Otero County signed a stipulation requesting a postponement of the limited public hearing to allow the Company time to explore a possible relocation of the landfill to a new site. Since 2007, the Department has issued several orders postponing the limited public hearing, and on October 17, 2012, it granted a request by the parties to hold the limited public hearing in abeyance until further notice.

In July 2009, HDSWF purchased approximately 325 acres of undeveloped land comprising a proposed new site from the State of New Mexico.  HDSWF filed a formal landfill permit application for the new site with the Department on September 17, 2010.  On September 12, 2011, the Department deemed the permit application complete and a public hearing on the matter had been tentatively scheduled for April 9, 2012, in Chaparral, New Mexico. On November 9, 2011, HDSWF filed a motion with the Department to hold in abeyance indefinitely the notice for public hearing and the permit hearing, and HDSWF agreed to provide the Department with at least 120 days’ prior notice of any desired, future permit hearing. The Department granted the motion. HDSWF requested the abeyance to defer capital expenditures related to permitting the new site until mid to late 2014, when HDSWF expects to have a better understanding of several current market conditions and regulatory factors that affect the timing and feasibility of the project. These conditions and factors include: the status of the Company’s Solid Waste Disposal and Operating Agreement for the collection and disposal of solid waste generated within the City of El Paso, effective April 28, 2004, which has a 10-year term; the status of El Paso Disposal, LP’s Solid Waste Franchise Agreement for the collection of solid waste generated within the City of El Paso, effective September 1, 2011, which has a 40-month term; and whether certain closed or non-operating disposal facilities in the El Paso market area are reopened and whether those facilities are operated by private or public entities. On February 4, 2014, the Mayor of the City of El Paso approved and the City Council passed an ordinance amending the El Paso City Code to, among other things, rescind the City’s flow control requirement directing waste collected within its boundaries to City-owned disposal facilities, which was scheduled to become effective on September 1, 2014.

At December 31, 2013, the Company had $11,778 of capitalized expenditures related to this landfill development project.  Depending on the outcome of the market conditions and regulatory factors described above, the Company may decide in mid to late 2014 to abandon the project and expense the $11,778 of capitalized expenditures, less the recoverable value of the undeveloped properties and other amounts recovered, which would likely have a material adverse effect on the Company’s results of operations for that period.  Alternatively, if the outcome of the market conditions and regulatory factors described above is such that the Company believes the market for disposal of solid waste generated in the City of El Paso will remain competitive, HDSWF may decide in mid to late 2014 to resume its permitting process for the new site. Under those circumstances, if the Department ultimately denies the landfill permit application for the new site, HDSWF intends to actively resume its efforts to enforce the previously issued landfill permit for the original site in Chaparral. If the Company is ultimately issued a permit to operate the landfill at the new site purchased in July 2009, the Company will be required to expense in a future period $10,324 of capitalized expenditures related to the original Chaparral property, less the recoverable value of that undeveloped property and other amounts recovered, which would likely have a material adverse effect on the Company’s results of operations for that period. If the Company instead is ultimately issued a permit to operate the landfill at the original Chaparral property, the Company will be required to expense in a future period $1,454 of capitalized expenditures related to the new site purchased in July 2009, less the recoverable value of that undeveloped property and other amounts recovered. If the Company is not ultimately issued a permit to operate the landfill at either one of the two sites, the Company will be required to expense in a future period the $11,778 of capitalized expenditures, less the recoverable value of the undeveloped properties and other amounts recovered, which would likely have a material adverse effect on the Company’s results of operations for that period.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

Harper County, Kansas Landfill Permit Litigation

The Company opened a municipal solid waste landfill in Harper County, Kansas in January 2006, following the issuance by the Kansas Department of Health and Environment (“KDHE”) of a permit to operate the landfill.  The landfill has operated continuously since that time.  In 2005, landfill opponents (the “Plaintiffs”) filed a suit (Board of Comm’rs of Sumner County, Kansas, Tri-County Concerned Citizens and Dalton Holland v. Roderick Bremby, Sec’y of the Kansas Dep’t of Health and Env’t, et al.) in the District Court of Shawnee County, Kansas, seeking a judicial review of KDHE’s decision to issue the permit, alleging that a site analysis prepared for the Company and submitted to KDHE as part of the process leading to the issuance of the permit was deficient in several respects.  The action sought to stay the effectiveness of the permit and to nullify it.  The Company intervened in this lawsuit shortly after it was filed. In June 2012, the District Court denied the Plaintiffs’ demand for revocation of the permit, and affirmed KDHE’s decision that the issuance of the permit met all applicable regulatory requirements. The Plaintiffs filed an appeal with the Kansas Court of Appeals. On September 13, 2013, the Kansas Court of Appeals affirmed KDHE’s issuance of the landfill permit to the Company. On October 15, 2013, the Plaintiffs petitioned the Kansas Supreme Court to review the decision of the Court of Appeals, which review is discretionary. To date, the Kansas Supreme Court has not decided if it will review this matter. The Company believes that it will ultimately prevail in this matter, and the Company will continue to have the right to operate the landfill during the pendency of any further appeal. Only in the event that a final, materially adverse determination with respect to the permit is received would there likely be a material adverse effect on the Company’s reported results of operations in the future.  If as a result of this litigation, after exhausting all appeals, the Company was unable to continue to operate the landfill, the Company estimates that it would be required to record a pre-tax impairment charge of approximately $20,000 to reduce the carrying value of the landfill to its estimated fair value. In addition, the Company estimates the current annual impact to its pre-tax earnings that would result if it was unable to continue to operate the landfill would be approximately $3,400 per year.

Solano County, California Measure E/Landfill Expansion Litigation

The Company and one of its subsidiaries, Potrero Hills Landfill, Inc. (“PHLF”), were named as real parties in interest in an amended complaint captioned Sustainability, Parks, Recycling and Wildlife Legal Defense Fund v. County of Solano, which was filed in the Superior Court of California, County of Solano, on July 9, 2009 (the original complaint was filed on June 12, 2009).  This lawsuit sought to compel Solano County to comply with Measure E, a ballot initiative and County ordinance passed in 1984 that the County has not enforced against PHLF since at least 1992.  Measure E directed in part that Solano County shall not allow the importation into the County of any solid waste which originated or was collected outside the County in excess of 95,000 tons per year.  The Sustainability, Parks, Recycling and Wildlife Legal Defense Fund (“SPRAWLDEF”) lawsuit also sought to overturn Solano County’s approval of the use permit for the expansion of the Potrero Hills Landfill and the related Environmental Impact Report (“EIR”), arguing that both violated Measure E and that the EIR violated the California Environmental Quality Act (“CEQA”).  Two similar actions seeking to enforce Measure E, captioned Northern California Recycling Association v. County of Solano and Sierra Club v. County of Solano, were filed in the same court on June 10, 2009, and August 10, 2009, respectively.  The Northern California Recycling Association (“NCRA”) case did not name the Company or any of its subsidiaries as parties and did not contain any CEQA claims, but sought to enforce Measure E and overturn the use permit for the expansion.  The Sierra Club case named PHLF as a real party in interest, and sought to overturn the use permit for the expansion of the landfill on Measure E grounds (but did not raise CEQA claims).

On May 12, 2010, the Solano County Superior Court issued a written opinion addressing all three cases. The Court upheld Measure E in part by judicially rewriting the law, and then issued a writ of mandamus directing Solano County to enforce Measure E as rewritten. The Court decided that it could cure the law’s discrimination against out-of-county waste by revising Measure E to only limit the importation of waste into Solano County from other counties in California, but not from other states. In the same opinion, the Superior Court rejected the requests from petitioners in the cases for a writ of administrative mandamus to overturn the use permit approved by Solano County in June 2009 for the expansion of PHLF’s landfill, thereby leaving the expansion use permit in place.

In December 2010, the Superior Court entered final judgments and writs of mandamus in the three cases, and Solano County, the Company, PHLF and numerous waste hauling company intervenors filed notices of appeal, which stayed the judgments and writs pending the outcome of the appeal.  Petitioners Sierra Club and SPRAWLDEF cross-appealed the Court’s ruling denying their petitions for writs to overturn PHLF’s use permit for the expansion.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

As part of the final judgments, the Solano County Superior Court retained jurisdiction over any motions for attorneys’ fees under California's Private Attorney General statute. Petitioners NCRA, SPRAWLDEF and Sierra Club each filed a bill of costs and a motion for attorney fees totaling $771. On May 31, 2011, the court issued a final order awarding petitioners $452 in attorneys’ fees, $411 of which relates to the SPRAWLDEF and Sierra Club cases in which the Company or PHLF is a named party. The court allocated 50% of the fee amount to PHLF, none of which the Company recorded as a liability at December 31, 2013. The Company and Solano County appealed this attorneys’ fees order in July 2011, which stayed the fee order. As explained below, in January 2014 the Court of Appeal reversed the attorney fee award.

On September 25, 2012, Governor Jerry Brown signed into law Assembly Bill 845 (“AB 845”), an act of the California Legislature, effective January 1, 2013. AB 845 expressly prohibits counties from restricting or limiting the importation of solid waste into a privately owned facility in a county based on the waste’s place of origin. In light of AB 845, the Company filed a motion to dismiss the cross appeals and reverse and remand the portions of the judgments rendered in petitioners’ favor regarding enforcement and implementation of Measure E by Solano County, including petitioners’ recovery of costs, on mootness grounds.

On July 31, 2013, the Court of Appeal granted the Company’s motion and ruled that AB 845 preempted Measure E and therefore precluded the writ of mandate enforcing Measure E as judicially rewritten. The Court reversed the judgment and writ of mandate, and directed the trial court to dismiss the petitions. The Court also dismissed on mootness grounds the cross-appeals by the petitioners of the trial court’s denial of their request for a writ of mandate vacating the use permit for the expansion. Regarding the trial court’s award of attorney fees to the petitioners, the Court of Appeal stated that petitioners were no longer successful parties under California law and “the award of attorney fees must necessarily be reversed.” Because the appeal of the attorney fees award was a separate case from the merits appeal, the Court’s ruling did not include an order regarding the fees award. On August 19, 2013, the Company filed a Motion for Summary Reversal of Judgment Granting Attorney’s Fees in light of the Court of Appeal’s merits ruling, which the Court deferred until a remittitur was issued in the underlying merits appeal. On September 9, 2013, Sierra Club and SPRAWLDEF filed petitions for review of the Court of Appeal’s decision with the California Supreme Court. On October 23, 2013, the Supreme Court denied the petitions and issued a remittitur directing each party to bear its own costs on appeal. On January 22, 2014, the Court of Appeal granted the Company’s pending motion and reversed the attorney fee award. On January 23, 2014, the Solano County Superior Court dismissed the petitions filed by SPRAWLDEF, Sierra Club, and NCRA in accordance with the Court of Appeal’s decision, which officially concluded the litigation in the Company’s favor.

On December 17, 2010, SPRAWLDEF and one its members filed a petition for writ of mandate in San Francisco Superior Court seeking to overturn the October 2010 approval of the marsh development permit issued by the San Francisco Bay Conservation and Development Commission (“BCDC”) for PHLF’s landfill expansion, alleging that the approval is contrary to the Suisun Marsh Protection Act. The petition, captioned SPRAWLDEF v. San Francisco Bay Conservation and Development Commission, names BCDC as a respondent and the Company as the real party in interest. The San Francisco Superior Court stayed the action and, on April 5, 2012, transferred the case to Solano County Superior Court, citing that court’s experience in the related CEQA case and judicial economy. On June 5, 2012, Solano County Superior Court assigned the case to Judge Beeman. On November 29, 2012, the Superior Court issued an order finding that the administrative record before BCDC did not contain sufficient evidence regarding net profits for the proposed project or the alternative to support the agency’s finding that the alternative was economically infeasible. The Superior Court therefore issued a writ of mandamus and final judgment on January 14, 2013, setting aside the BCDC permit and remanding it back to the agency for further consideration. Both the Company and BCDC filed notices of appeal, staying execution of the writ and judgment pending the appeal. The Court of Appeal held oral argument on the appeal on February 4, 2014, and took the matter under submission. The County of Solano, Suisun Resource Conservation District, California Refuse Recycling Council and Napa-Vallejo Waste Management Authority each filed amici briefs in this case on behalf of Appellants BCDC and the Company. At this point the Company is not able to determine the likelihood of any outcome in this matter.

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

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

If as a result of any of the matters described above, after exhausting all appeals, PHLF’s marsh development permit is permanently rescinded, the Company estimates that it would be required to recognize a pre-tax impairment charge of approximately $11,000 to reduce the carrying value of PHLF to its estimated fair value.

Madera County, California Materials Recovery Facility Contract Litigation

The Company’s subsidiary, Madera Disposal Systems, Inc. (“MDSI”) was named in a complaint captioned County of Madera vs. Madera Disposal Systems, Inc., et al, filed in Madera County Superior Court (Case No. MCV 059402) on March 5, 2012, and subsequently transferred to Fresno County Superior Court. Madera County alleges in the complaint that from 2007 through 2010, MDSI breached a contract with the County for the operation of a materials recovery facility by withholding profits from facility operations in excess of those authorized by the contract. The County further alleges that the breach gives the County the unilateral right to terminate all of its contracts with MDSI, including contracts for (1) the collection of residential and commercial waste in the unincorporated parts of the County, (2) operation of the materials recovery facility, (3) operation of the North Fork Transfer Station and (4) operation of the Fairmead Landfill. The County seeks monetary damages of $2,962 from MDSI, plus pre-judgment interest at 10% per annum.

MDSI had been under contract with the County to collect residential and commercial waste and operate the county-owned Fairmead Landfill continuously since at least 1981. In 1993, MDSI contracted with the County to construct and operate a materials recovery facility for the County on the premises of the Fairmead Landfill. After it entered into the materials recovery facility contract, MDSI entered into new contracts with the County for waste collection and landfill operation to run concurrently with the materials recovery facility contract. In 1998, MDSI and the County agreed to extend the terms of the County contracts until November 10, 2012, with MDSI holding a unilateral option to extend the contracts for an additional five-year term.

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

At this point, the Company is not able to determine the likelihood of any outcome in this matter. The Company disputes Madera County’s right to terminate the MDSI contracts effective November 1, 2012, and seeks damages for the profits lost as a result of the wrongful termination. The Company estimates that the current annual impact to its pre-tax earnings resulting from the termination of MDSI’s contracts with Madera County is approximately $2,300 per year, not including any monetary damages and interest the Court could order MDSI to pay the County.

Collective Bargaining Agreements

Seven of the Company’s collective bargaining agreements have expired or are set to expire in 2014.  The Company does not expect any significant disruption in its overall business in 2014 as a result of labor negotiations, employee strikes or organizational efforts.

12.	STOCKHOLDERS' EQUITY

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

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

Cash Dividend

The Company’s Board of Directors authorized the initiation of a quarterly cash dividend in October 2010 and has increased it on an annual basis. In October 2013, the Company announced that its Board of Directors increased its regular quarterly cash dividend by $0.015, from $0.10 to $0.115 per share. Cash dividends of $51,213, $44,465 and $35,566 were paid during the years ended December 31, 2013, 2012 and 2011, respectively.

Share Repurchase Program

The Company’s Board of Directors has authorized a common stock repurchase program for the repurchase of up to $1,200,000 of common stock through December 31, 2014.  Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management's discretion.  The timing and amounts of any repurchases will depend on many factors, including the Company's capital structure, the market price of the common stock and overall market conditions.  As of December 31, 2012, the Company had repurchased in aggregate 39,865,266 shares of its common stock at an aggregate cost of $784,040.  The Company did not repurchase any shares of its common stock during the year ended December 31, 2013. As of December 31, 2013, the remaining maximum dollar value of shares available for repurchase under the program was approximately $415,960.  The Company’s policy related to repurchases of its common stock is to charge any excess of cost over par value entirely to additional paid-in capital.

Common Stock

Of the 126,433,513 shares of common stock authorized but unissued as of December 31, 2013, the following shares were reserved for issuance:

Stock option and restricted stock unit plans	2,788,260
Consultant Incentive Plan	90,501
2,878,761

Restricted Stock, Stock Options and Restricted Stock Units

 In 2004, the Company’s Board of Directors authorized the 2004 Equity Incentive Plan. On May 7, 2010, the Company’s stockholders approved the latest amendment to the plan, now the Third Amended and Restated 2004 Equity Incentive Plan (the “2004 Equity Incentive Plan”). A total of 7,162,500 shares of the Company’s common stock were reserved for future issuance under the 2004 Equity Incentive Plan, all of which may be used for grants of stock options, restricted stock, and/or restricted stock units.  Participation in the 2004 Equity Incentive Plan is limited to employees, officers, directors and consultants.  Options granted under the 2004 Equity Incentive Plan are nonqualified stock options and have a term of no longer than five years from the date they are granted.  Restricted stock, restricted stock units, and options generally vest in installments pursuant to a vesting schedule set forth in each option or restricted stock or unit agreement.  The Board of Directors authorizes the granting of options, restricted stock and restricted stock units, and determines the employees and consultants to whom options, restricted stock, and restricted stock units are to be granted, the number of shares subject to each option, restricted stock, or restricted stock unit, the exercise price, term, vesting schedule and other terms and conditions of the options, restricted stock, or restricted stock units.  The exercise prices of the options shall not be less than the fair market value of the Company’s common stock on the date of grant.  Restricted stock awards under the plan may or may not require a cash payment from a participant to whom an award is made; restricted stock unit awards under the plan do not require any cash payment from the participant to whom an award is made.  The fair value of restricted stock units granted during the years ended December 31, 2013, 2012 and 2011, was determined based on the number of restricted stock units granted and the quoted price of the Company’s common stock on the date of grant.  As of December 31, 2013, 1,046,592 shares of common stock were available to be issued pursuant to future awards granted under the 2004 Equity Incentive Plan.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

The following table summarizes restricted stock units activity for the 2004 Equity Incentive Plan:

	Year Ended December 31,
	2013	2012	2011
Restricted stock units granted	574,017	635,266	500,048
Weighted average grant-date fair value of restricted stock units granted	$34.06	$31.52	$29.28
Total fair value of restricted stock units granted	$19,550	$20,025	$14,643
Restricted stock units becoming free of restrictions	543,921	662,909	576,522
Weighted average restriction period (in years)	3.9	3.2	3.9

A summary of activity related to restricted stock units under the 2004 Equity Incentive Plan during the year ended December 31, 2013, is presented below:

	Unvested Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2012	1,317,798	$26.34
Granted	574,017	34.06
Forfeited	(48,428)	31.04
Vested and Issued	(482,403)	23.73
Vested and Unissued	(61,518)	24.95
Outstanding at December 31, 2013	1,299,466	29.98

The Company has stock options outstanding, vested and exercisable under equity-based compensation plans that expired in 2012. A summary of the Company’s stock option activity and related information during the year ended December 31, 2013, is presented below:

	Number of Shares (Options)	Weighted Average Exercise Price
Outstanding as of December 31, 2012	484,794	$13.26
Granted	-	-
Forfeited	(1,688)	10.70
Exercised	(208,204)	11.83
Outstanding as of December 31, 2013	274,902	14.36

The following table summarizes information about stock options outstanding as of December 31, 2013:

	Options Outstanding			Options Vested and Exercisable
Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
$11.08 to $15.45	274,902	$14.36	1.3	274,902	$14.36	1.3

The aggregate intrinsic value for both options outstanding and options exercisable at December 31, 2013, was $8,322.  The total intrinsic value of stock options exercised during the years ended December 31, 2013, 2012 and 2011, was $5,729, $6,239 and $7,597, respectively.  As of December 31, 2013, 2012 and 2011, a total of 274,902, 484,794 and 813,767 options to purchase common stock, respectively, were exercisable under all stock option plans.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

Stock Purchase Warrants

The Company has outstanding stock purchase warrants issued under an incentive plan which expired in 2012. Warrants to purchase the Company’s common stock were issued to certain consultants to the Company.  Warrants issued were fully vested and exercisable at the date of grant.  Warrants outstanding at December 31, 2013, expire between 2015 and 2017.

A summary of warrant activity during the year ended December 31, 2013, is presented below:

	Warrants	Weighted-Average Exercise Price
Outstanding at December 31, 2012	117,461	$29.69
Granted	-	-
Forfeited	(18,383)	25.93
Exercised	(8,577)	24.85
Outstanding at December 31, 2013	90,501	30.92

The following table summarizes information about warrants outstanding as of December 31, 2013 and 2012:

			Fair Value of	Outstanding at December 31,
Grant Date	Warrants Issued	Exercise Price	Warrants Issued	2013	2012
Throughout 2009	5,589	$14.67 to $19.61	22	-	713
Throughout 2010	51,627	$20.64 to $27.41	351	9,199	35,446
Throughout 2011	9,324	$27.53 to $33.14	79	9,324	9,324
Throughout 2012	71,978	$30.52 to $33.03	628	71,978	71,978
				90,501	117,461

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

13.	OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes changes in the fair value of interest rate swaps and the fuel hedge that qualify for hedge accounting.  The components of other comprehensive income (loss) and related tax effects for the years ended December 31, 2013, 2012 and 2011, are as follows:

	Year Ended December 31, 2013
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$5,641	$(2,158)	$3,483
Changes in fair value of interest rate swaps	296	(108)	188
Changes in fair value of fuel hedge	1,012	(387)	625
	$6,949	$(2,653)	$4,296

	Year Ended December 31, 2012
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$5,289	$(2,010)	$3,279
Fuel hedge amounts reclassified into cost of operations	(4,513)	1,715	(2,798)
Changes in fair value of interest rate swaps	(7,333)	2,809	(4,524)
Changes in fair value of fuel hedge	2,194	(836)	1,358
	$(4,363)	$1,678	$(2,685)

	Year Ended December 31, 2011
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$5,803	$(2,205)	$3,598
Fuel hedge amounts reclassified into cost of operations	(4,297)	1,633	(2,664)
Changes in fair value of interest rate swaps	(5,200)	1,976	(3,224)
Changes in fair value of fuel hedge	3,073	(1,168)	1,905
	$(621)	$236	$(385)

A rollforward of the amounts included in AOCL, net of taxes, is as follows:

	Fuel Hedge	Interest Rate Swaps	Accumulated Other Comprehensive Loss
Balance at December 31, 2011	$2,172	$(5,652)	$(3,480)
Amounts reclassified into earnings	(2,798)	3,279	481
Changes in fair value	1,358	(4,524)	(3,166)
Balance at December 31, 2012	732	(6,897)	(6,165)
Amounts reclassified into earnings	-	3,483	3,483
Changes in fair value	625	188	813
Balance at December 31, 2013	$1,357	$(3,226)	$(1,869)

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

14.	INCOME TAXES

The provision for income taxes for the years ended December 31, 2013, 2012 and 2011, consists of the following:

	Years Ended December 31,
	2013	2012	2011
Current:
Federal	$73,243	$65,099	$45,922
State	12,993	10,655	10,047
	86,236	75,754	55,969
Deferred:
Federal	35,797	24,795	48,011
State	2,883	4,894	2,978
	38,680	29,689	50,989
Provision for income taxes	$124,916	$105,443	$106,958

The significant components of deferred income tax assets and liabilities as of December 31, 2013 and 2012 are as follows:

	2013	2012
Deferred income tax assets:
Accounts receivable reserves	$2,810	$2,504
Accrued expenses	31,330	30,926
Compensation	10,901	9,625
Interest rate and fuel hedges	1,158	3,811
Leases	1,308	1,181
State taxes	3,917	3,482
Contingent liabilities	19,415	28,390
Other	723	-
Gross deferred income tax assets	71,562	79,919
Less: Valuation allowance	-	-
Net deferred income tax assets	71,562	79,919

Deferred income tax liabilities:
Goodwill and other intangibles	(247,082)	(213,564)
Property and equipment	(242,556)	(246,091)
Landfill closure/post-closure	(30,085)	(26,363)
Prepaid expenses	(12,256)	(12,493)
Other	-	(492)
Total deferred income tax liabilities	(531,979)	(499,003)
Net deferred income tax liability	$(460,417)	$(419,084)

During the years ended December 31, 2013, 2012 and 2011, the Company reduced its taxes payable by $8,781, $9,603 and $8,990 respectively, as a result of the exercise of non-qualified stock options, the vesting of restricted stock units, and the disqualifying disposition of incentive stock options.  The excess tax benefit associated with equity-based compensation of $3,765, $5,033 and $4,763 for the years ended December 31, 2013, 2012 and 2011, respectively, was recorded in additional paid-in capital.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

The differences between the Company’s income tax provision as presented in the accompanying Consolidated Statements of Net Income and income tax provision computed at the federal statutory rate consist of the items shown in the following table as a percentage of pre-tax income:

	Years Ended December 31,
	2013	2012	2011
Income tax provision at the statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	3.7	3.6	3.7
Deferred income tax liability adjustments	-	1.0	-
Noncontrolling interests	-	(0.1)	(0.1)
Other	0.2	0.3	0.6
	38.9%	39.8%	39.2%

During the year ended December 31, 2012, the Deferred income tax liability adjustments, due primarily to changes in the geographical apportionment of the Company’s state income taxes associated with the R360 acquisition, resulted in an increase to tax expense of $2,602.

At December 31, 2013 and 2012, the Company did not have any significant federal or state net operating loss carryforwards.

The Company and its subsidiaries are subject to U.S. federal income tax as well as to income tax of multiple state jurisdictions.  The Company has concluded all U.S. federal income tax matters for years through 2009.  All material state and local income tax matters have been concluded for years through 2008.

In September 2013, the U.S. Treasury Department issued final regulations governing the income tax treatment of acquisitions, dispositions, and repairs of tangible property, effective for tax years beginning in 2014.  The impact of these final regulations is not material to the Company’s financial statements.

The Company did not have any unrecognized tax benefits recorded at December 31, 2013 or 2012. The Company does not anticipate the total amount of unrecognized tax benefits will significantly change by December 31, 2014. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

The following is a rollforward of the Company’s unrecognized tax benefits from January 1, 2011 to December 31, 2013:

	2013	2012	2011
Unrecognized tax benefits at beginning of period	$-	$-	$341
Gross increases – tax positions in prior periods	-	-	-
Gross decreases – tax positions in prior periods	-	-	-
Lapse of statutes of limitations	-	-	(341)
Unrecognized tax benefits at end of period	$-	$-	$-

15.	SEGMENT REPORTING

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

The Company’s Chief Operating Decision Maker (“CODM”) evaluates operating segment profitability and determines resource allocations based on several factors, of which the primary financial measure is EBITDA. The Company defines EBITDA as earnings before interest, taxes, depreciation, amortization, gain (loss) on disposal of assets, loss on prior office leases and other income (expense).  EBITDA is not a measure of operating income, operating performance or liquidity under generally accepted accounting principles and may not be comparable to similarly titled measures reported by other companies.  The Company’s management uses EBITDA in the evaluation of segment operating performance as it is a profit measure that is generally within the control of the operating segments.  A reconciliation of EBITDA to Income before income tax provision is included at the end of this Note 15.

Summarized financial information concerning the Company’s reportable segments for the years ended December 31, 2013, 2012 and 2011, is shown in the following tables:

Year Ended December 31, 2013	Gross Revenues	Intercompany Revenues(b)	Net Revenues	EBITDA(c)	Depreciation and Amortization	Capital Expenditures	Total Assets(e)
Western	$905,764	$(99,974)	$805,790	$249,548	$81,164	$70,960	$1,487,409
Central	573,366	(62,438)	510,928	182,790	64,165	57,952	1,173,089
Eastern	447,844	(76,072)	371,772	108,173	51,546	39,703	807,124
E&P	251,651	(11,346)	240,305	111,056	44,099	34,916	1,484,501
Corporate(a), (d)	-	-	-	(228)	2,890	6,343	112,129
	$2,178,625	$(249,830)	$1,928,795	$651,339	$243,864	$209,874	$5,064,252

Year Ended December 31, 2012	Gross Revenues	Intercompany Revenues(b)	Net Revenues	EBITDA(c)	Depreciation and Amortization	Capital Expenditures	Total Assets(e)
Western	$882,228	$(100,094)	$782,134	$229,427	$78,191	$64,583	$1,507,081
Central	517,916	(56,041)	461,875	164,756	54,743	51,300	1,114,479
Eastern	441,907	(75,082)	366,825	101,046	49,289	32,037	826,687
E&P	52,326	(1,542)	50,784	23,651	9,018	1,971	1,493,693
Corporate(a), (d)	-	-	-	(11,073)	2,343	3,626	134,086
	$1,894,377	$(232,759)	$1,661,618	$507,807	$193,584	$153,517	$5,076,026

Year Ended December 31, 2011	Gross Revenues	Intercompany Revenues(b)	Net Revenues	EBITDA(c)	Depreciation and Amortization	Capital Expenditures	Total Assets(e)
Western	$841,006	$(98,418)	$742,588	$232,940	$74,628	$57,037	$1,370,098
Central	471,375	(51,658)	419,717	145,088	48,690	45,758	995,312
Eastern	401,137	(68,536)	332,601	95,301	41,135	35,139	841,251
E&P	10,460	-	10,460	6,971	800	705	45,650
Corporate(a), (d)	-	-	-	5,519	1,847	3,285	75,694
	$1,723,978	$(218,612)	$1,505,366	$485,819	$167,100	$141,924	$3,328,005

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

(e)  Goodwill is included within total assets for each of the Company’s four operating segments.

The following table shows changes in goodwill during the years ended December 31, 2012 and 2013, by reportable segment:

	Western	Central	Eastern	E&P	Total
Balance as of December 31, 2011	$313,038	$424,223	$379,627	$-	$1,116,888
Goodwill acquired	60,105	6,686	934	452,441	520,166
Goodwill divested	-	(497)	-	-	(497)
Balance as of December 31, 2012	373,143	430,412	380,561	452,441	1,636,557
Goodwill transferred	-	(9,196)	-	9,196	-
Goodwill acquired	521	37,838	564	978	39,901
Goodwill divested	(749)	-	(555)	-	(1,304)
Balance as of December 31, 2013	$372,915	$459,054	$380,570	$462,615	$1,675,154

The Company has no accumulated impairment losses associated with goodwill.

A reconciliation of the Company’s primary measure of segment profitability (EBITDA) to Income before income tax provision in the Consolidated Statements of Net Income is as follows:

	Years ended December 31,
	2013	2012	2011
Western segment EBITDA	$249,548	$229,427	$232,940
Central segment EBITDA	182,790	164,756	145,088
Eastern segment EBITDA	108,173	101,046	95,301
E&P segment EBITDA	111,056	23,651	6,971
Subtotal reportable segments	651,567	518,880	480,300
Unallocated corporate overhead	(228)	(11,073)	5,519
Depreciation	(218,454)	(169,027)	(147,036)
Amortization of intangibles	(25,410)	(24,557)	(20,064)
Loss on disposal of assets	(2,853)	(1,627)	(1,657)
Gain from litigation settlement	-	3,551	-
Loss on prior office leases	(9,902)	-	-
Interest expense	(73,579)	(53,037)	(44,520)
Other income (expense), net	(220)	1,993	587
Income before income tax provision	$320,921	$265,103	$273,129

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

The table below shows, for the periods indicated, the Company’s total reported revenues by service line and with intercompany eliminations:

	Years Ended December 31,
	2013	2012	2011
Solid waste collection	$1,219,091	$1,176,333	$1,069,065
Solid waste disposal and transfer	579,379	524,861	497,584
E&P waste treatment, disposal and recovery	262,286	61,350	12,746
Solid waste recycling	71,831	81,512	96,417
Intermodal and other	46,038	50,321	48,166
	2,178,625	1,894,377	1,723,978
Less: intercompany elimination	(249,830)	(232,759)	(218,612)
Total revenues	$1,928,795	$1,661,618	$1,505,366

16.	NET INCOME PER SHARE INFORMATION

The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income per common share attributable to the Company’s common stockholders for the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
	2013	2012	2011
Numerator:
Net income attributable to Waste Connections for basic and diluted earnings per share	$195,655	$159,093	$165,239
Denominator:
Basic shares outstanding	123,597,540	121,172,381	112,720,444
Dilutive effect of stock options and warrants	186,006	308,681	425,085
Dilutive effect of restricted stock units	381,506	343,287	437,957
Diluted shares outstanding	124,165,052	121,824,349	113,583,486

As of December 31, 2013, all outstanding warrants were dilutive and included in the computation of diluted earnings per share. As of December 31, 2012 and 2011, warrants to purchase 72,324 and 5,301 shares of common stock, respectively, were excluded from the computation of diluted earnings per share as they were anti-dilutive.  As of December 31, 2013, 2012 and 2011, all outstanding stock options were dilutive and included in the computation of diluted earnings per share.

17.	EMPLOYEE BENEFIT PLANS

401K Plans: WCI has a voluntary savings and investment plan (the “WCI 401(k) Plan”), as do certain of its subsidiaries (together with the WCI 401(k) Plan, the “401(k) Plans”). The 401(k) Plans are available to all eligible employees of WCI and its subsidiaries. WCI and its subsidiaries make matching contributions under the 401(k) Plans of 50% to 100% of every dollar of a participating employee’s pre-tax contributions until the employee’s contributions equal from 3% to 6% of the employee’s eligible compensation, subject to certain limitations imposed by the U.S. Internal Revenue Code.

Total employer expenses, including employer matching contributions, for the 401(k) Plans were $4,024, $3,304 and $2,759, respectively, during the years ended December 31, 2013, 2012 and 2011.  These amounts include matching contributions WCI made under the Deferred Compensation Plan, described below.

Multiemployer Pension Plans: The Company also participates in two “multiemployer” pension plans. The Company does not administer these multiemployer plans. In general, these plans are managed by the trustees, with the unions appointing certain trustees, and other contributing employers of the plan appointing certain members. The Company is generally not represented on the board of trustees.  The Company makes periodic contributions to these plans pursuant to its collective bargaining agreements.  The Company’s participation in multiemployer pension plans is summarized as follows:

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

		Pension Protection Act Zone Status(b)		Company Contributions			Expiration Date of
Plan Name	EIN/Pension Plan Number	2013	2012	2013	2012	2011	Collective Bargaining Agreement
Western Conference of Teamsters Pension Trust	91-6145047 - 001	Green	Green	$3,662	$3,591	$3,689	12/31/13 to 6/30/16	(a)
Locals 302 & 612 of the IOUE - Employers Construction Industry Retirement Plan	91-6028571 - 001	Green	Green	223	221	217	9/30/16
				$3,885	$3,812	$3,906

(a)	There is one collective bargaining agreement, representing 15 employees, which expired on December 31, 2013, and is currently being negotiated for extension.
(b)	The most recent Pension Protection Act zone status available in 2013 and 2012 is for the plans’ years ended December 31, 2012 and 2011, respectively.

The status is based on information that the Company received from the pension plans and is certified by the pension plans’ actuary. Plans with “green” status are at least 80% funded. The Company’s contributions to each individual multiemployer pension plan represent less than 5% of total contributions to such plan. Under current law regarding multiemployer benefit plans, a plan’s termination, the Company’s voluntary withdrawal, or the withdrawal of all contributing employers from any under-funded multiemployer pension plan would require the Company to make payments to the plan for its proportionate share of the multiemployer plan’s unfunded vested liabilities. The Company could have adjustments to its estimates for these matters in the near term that could have a material effect on its consolidated financial condition, results of operations or cash flows.

Deferred Compensation Plan: Effective for compensation paid on and after July 1, 2004, the Company established a Deferred Compensation Plan for eligible employees, which was amended and restated effective January 1, 2008, January 1, 2010 and January 1, 2014 (the “Deferred Compensation Plan”).  The Deferred Compensation Plan is a non-qualified deferred compensation program under which the eligible participants, including officers and certain employees who meet a minimum salary threshold, may voluntarily elect to defer up to 80% of their base salaries and up to 100% of their bonuses, commissions and restricted stock unit grants.  Members of the Company’s Board of Directors are eligible to participate in the Deferred Compensation Plan with respect to their Director fees.  Although the Company periodically contributes the amount of its obligation under the plan to a trust for the benefit of the participants, the amounts of any compensation deferred under the Deferred Compensation Plan constitute an unsecured obligation of the Company to pay the participants in the future and, as such, are subject to the claims of other creditors in the event of insolvency proceedings.  Participants may elect certain future distribution dates on which all or a portion of their accounts will be paid to them, including in the case of a change in control of the Company.  Their accounts will be distributed to them in cash, except for amounts credited with respect to deferred restricted stock unit grants, which will be distributed in shares of the Company’s common stock pursuant to the Third Amended and Restated 2004 Equity Incentive Plan or any successor plan or plans.  In addition to the amount of participants’ contributions, the Company will pay participants an amount reflecting a deemed return based on the returns of various mutual funds or measurement funds selected by the participants, except in the case of restricted stock units that are deferred, which are credited to their accounts as shares of Company common stock.  The measurement funds are used only to determine the amount of return the Company pays to participants and participant funds are not actually invested in the measurement fund, nor are any shares of Company common stock acquired under the Deferred Compensation Plan.  In each of the three years ending December 31, 2013, the Company also made matching contributions to the Deferred Compensation Plan of 50% of every dollar of a participating employee’s pre-tax eligible contributions until the employee’s contributions equal 5% of the employee’s eligible compensation, less the amount of any match the Company makes on behalf of the employee under the WCI 401(k) Plan, and subject to certain deferral limitations imposed by the U.S. Internal Revenue Code on 401(k) plans, except that the Company’s matching contributions under the Deferred Compensation Plan were 100% vested when made.  The Company’s total liability for deferred compensation at December 31, 2013 and 2012 was $15,335 and $12,541, respectively, which was recorded in Other long-term liabilities in the Consolidated Balance Sheets.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

18.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes the unaudited consolidated quarterly results of operations for 2013:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$449,892	$489,381	$503,646	$485,877
Operating income	86,913	93,074	115,620	99,112
Net income	41,680	43,995	60,913	49,417
Net income attributable to Waste Connections	41,556	43,967	60,706	49,426
Basic income per common share attributable to Waste Connections’ common stockholders	0.34	0.36	0.49	0.40
Diluted income per common share attributable to Waste Connections’ common stockholders	0.34	0.35	0.49	0.40

In December 2011, the Company commenced a relocation of its corporate headquarters from Folsom, California to The Woodlands, Texas. During the year ended December 31, 2013, the Company incurred $750 ($463 net of taxes) related to this relocation. The amounts incurred were materially consistent throughout the four quarters. During the second quarter of 2013, the Company estimated and recorded $10,498 ($6,483 net of taxes) of expense associated with the cessation of use of its former corporate headquarters in Folsom, California, which was reduced by $1,338 ($826 net of taxes) during the third quarter of 2013 as a result of entering into a binding agreement to remit a payment to terminate the remaining lease obligation.  During the third quarter of 2013, the Company recorded $742 ($458 net of taxes) of expense associated with the cessation of use of its E&P segment’s former regional offices in Houston, Texas.

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

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

19.	Subsequent Event

On January 28, 2014, the Company announced that its Board of Directors approved a regular quarterly cash dividend of $0.115 per share on the Company’s common stock.  The dividend will be paid on February 25, 2014, to stockholders of record on the close of business on February 11, 2014.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013, at the reasonable assurance level such that information required to be disclosed in our Exchange Act reports:  (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our internal control over financial reporting as of December 31, 2013.  In conducting our evaluation, we used the 1992 framework set forth in the report titled “Internal Control – Integrated Framework (1992)” published by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the results of our evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013, has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in its report which appears in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

Based on an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, there has been no change to our internal control over financial reporting that occurred during the three month period ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth above in Part I under “Executive Officers of the Registrant” and in the paragraph below, the information required by Item 10 has been omitted from this report, and is incorporated by reference to the sections “Election of Director,” “Corporate Governance and Board Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, which we will file with the SEC pursuant to Regulation 14A within 120 days after the end of our 2013 fiscal year.

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

ITEM 11.     EXECUTIVE COMPENSATION

Information required by Item 11 has been omitted from this report and is incorporated by reference to the sections “Executive Compensation” and “Corporate Governance and Board Matters” in our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 has been omitted from this report and is incorporated by reference to the sections “Principal Stockholders” and “Equity Compensation Plan Information” in our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 has been omitted from this report and is incorporated by reference to the sections “Certain Relationships and Related Transactions” and “Corporate Governance and Board Matters” in our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Item 14 has been omitted from this report and is incorporated by reference to the section “Appointment of Independent Registered Public Accounting Firm” in our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	See Index to Consolidated Financial Statements on page 62. The following Financial Statement Schedule is filed herewith on page 113 and made a part of this Report:

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

Waste Connections, Inc.

	By:	/s/ Ronald J. Mittelstaedt
Ronald J. Mittelstaedt
Date: February 10, 2014		Chief Executive Officer and Chairman

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

Signature	Title	Date

/s/ Ronald J. Mittelstaedt	Chief Executive Officer and Chairman
Ronald J. Mittelstaedt	(principal executive officer)	February 10, 2014

/s/ Worthing F. Jackman	Executive Vice President and Chief Financial Officer
Worthing F. Jackman	(principal financial officer)	February 10, 2014

/s/ David G. Eddie	Senior Vice President and Chief Accounting Officer
David G. Eddie	(principal accounting officer)	February 10, 2014

/s/ Michael W. Harlan
Michael W. Harlan	Director	February 10, 2014

/s/ William J. Razzouk
William J. Razzouk	Director	February 10, 2014

/s/ Robert H. Davis
Robert H. Davis	Director	February 10, 2014

/s/ Edward E. Guillet
Edward E. Guillet	Director	February 10, 2014

WASTE CONNECTIONS, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2013, 2012 and 2011

(in thousands)

		Additions		Deductions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	(Write-offs, Net of Collections)	Balance at End of Year
Allowance for Doubtful Accounts:
Year Ended December 31, 2013	$6,548	$6,617	$-	$(5,817)	$7,348
Year Ended December 31, 2012	6,617	5,153	-	(5,222)	6,548
Year Ended December 31, 2011	5,084	6,428	-	(4,895)	6,617

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

2.1	Stock Purchase Agreement, dated as of March 31, 2011, by and among Waste Connections, Inc., on the one hand, and Hudson Valley Waste Holding, Inc. (“Hudson Valley Waste Holding”), its wholly-owned subsidiary, County Waste and Recycling Service, Inc., and Hudson Valley Waste Holding’s shareholders, on the other hand (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on April 5, 2011)

2.2	Purchase and Sale Agreement, dated as of September 16, 2012, by an among R360 Environmental Solutions, Inc. and the other Sellers named therein and WCI Holdings Co., Inc. and, for the limited purposes described therein, the Registrant (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on October 23, 2012)

3.1	Second Amended and Restated Certificate of Incorporation of the Registrant, dated as of June 14, 2013 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on July 24, 2013)

3.2	Third Amended and Restated Bylaws of the Registrant, effective May 15, 2009 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on April 23, 2009)

4.1	Form of Common Stock Certificate (incorporated by reference to the exhibit filed with the Registrant’s Form S-1/A filed on May 6, 1998)

4.2	Master Note Purchase Agreement, dated July 15, 2008 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on July 18, 2008)

4.3	Amendment No. 1 to Master Note Purchase Agreement, dated as of July 20, 2009 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on August 5, 2009)

4.4	First Supplement to Master Note Purchase Agreement, dated as of October 26, 2009 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on October 27, 2009)

4.5	Amendment No. 2 to Master Note Purchase Agreement, dated as of November 24, 2010 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on November 26, 2010)

4.6	Second Supplement to Master Note Purchase Agreement, dated as of April 1, 2011 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on April 5, 2011)

4.7	Amendment No. 3 to Master Note Purchase Agreement, dated as of October 12, 2011 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-K filed on February 8, 2012)

4.8	Term Loan Agreement, dated as of October 25, 2012 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-K filed on March 1, 2013)

4.9	First Amendment to Term Loan Agreement, dated as of May 6, 2013 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on July 24, 2013)

4.10	Second Amended and Restated Credit Agreement, dated as of May 6, 2013 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on July 24, 2013)

Exhibit Number	Description of Exhibits

4.11	Amendment No. 4 to Master Note Purchase Agreement, dated August 9, 2013 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on August 14, 2013)

10.1 +	Employment Agreement between the Registrant and James M. Little, dated as of September 13, 1999 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-K filed on March 13, 2000)

10.2 +	Employment Agreement between the Registrant and Eric O. Hansen, dated as of January 1, 2001 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on May 3, 2005)

10.3 +	First Amended and Restated Employment Agreement between the Registrant and David M. Hall, dated as of October 1, 2005 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on October 4, 2005)

10.4 +	First Amended and Restated Employment Agreement between the Registrant and David G. Eddie, dated as of October 1, 2005 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on October 4, 2005)

10.5 +	Form of Indemnification Agreement between the Registrant and each of its directors and officers (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on July 31, 2006)

10.6 +	Employment Agreement between the Registrant and Patrick J. Shea, dated as of February 1, 2008 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on April 23, 2008)

10.7 +	2002 Senior Management Equity Incentive Plan (incorporated by reference to the exhibit filed with the Registrant’s Form 10-K filed on February 11, 2008)

10.8 +	2002 Stock Option Plan (incorporated by reference to the exhibit filed with the Registrant’s Form 10-K filed on February 11, 2008)

10.9 +	Consultant Incentive Plan (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on April 23, 2008)

10.10 +	Amended and Restated Senior Management Incentive Plan (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on July 30, 2008)

10.11 +	Form of Amendment to Employment Agreement between the Registrant and each of David G. Eddie, David M. Hall and Patrick J. Shea (incorporated by reference to the exhibit filed with the Registrant’s Form 10-K filed on February 10, 2009)

10.12 +	Form of Amendment to Employment Agreement between the Registrant and James M. Little (incorporated by reference to the exhibit filed with the Registrant’s Form 10-K filed on February 10, 2009)

10.13 +	Form of Amendment to Employment Agreement between the Registrant and Eric O. Hansen (incorporated by reference to the exhibit filed with the Registrant’s Form 10-K filed on February 10, 2009)

10.14 +	Employment Agreement between the Registrant and Rick Wojahn, dated as of February 9, 2009 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on May 8, 2009)

Exhibit Number	Description of Exhibits

10.15 +	Employment Agreement between the Registrant and Scott Schreiber, dated as of February 9, 2009 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on May 8, 2009)

10.16 +	Amended and Restated Compensation Plan for Independent Directors, dated January 1, 2013 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-K filed on March 1, 2013)

10.17 +	Employment Agreement between the Registrant and Greg Thibodeaux, dated as of July 1, 2000 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-K filed on February 9, 2011)

10.18 +	Form of Amendment to Employment Agreement between the Registrant and Greg Thibodeaux (incorporated by reference to the exhibit filed with the Registrant’s Form 10-K filed on February 9, 2011)

10.19 +	Nonqualified Deferred Compensation Plan, amended and restated as of September 22, 2011 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on October 19, 2011)

10.20 +*	Amendment to the Waste Connections, Inc. Nonqualified Deferred Compensation Plan, effective January 1, 2014

10.21 +	Third Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to the exhibit filed with the Registrant’s Form 10-K filed on February 8, 2012)

10.22 +	Separation Benefits Plan and Employment Agreement by and between the Registrant and Ronald J. Mittelstaedt, effective February 13, 2012 (incorporated by reference to the exhibit filed with the Registrant's Form 8-K/A filed on February 27, 2012)

10.23 +	Separation Benefits Plan, effective February 13, 2012 (incorporated by reference to the exhibit filed with the Registrant's Form 8-K/A filed on February 27, 2012)

10.24 +	Separation Benefits Plan Participation Letter Agreement by and between the Registrant and Steven F. Bouck, effective February 13, 2012 (incorporated by reference to the exhibit filed with the Registrant's Form 8-K/A filed on February 27, 2012)

10.25 +	Separation Benefits Plan Participation Letter Agreement by and between the Registrant and Worthing F. Jackman, effective February 13, 2012 (incorporated by reference to the exhibit filed with the Registrant's Form 8-K/A filed on February 27, 2012)

10.26 +	Separation Benefits Plan Participation Letter Agreement by and between the Registrant and Darrell W. Chambliss, effective February 13, 2012 (incorporated by reference to the exhibit filed with the Registrant's Form 8-K/A filed on February 27, 2012)

10.27 +	Employment Agreement between the Registrant and Matthew Black, dated as of March 1, 2012 (incorporated by reference to the exhibit filed with the Registrant's Form 10-Q filed on April 26, 2012)

10.28 +	Employment Agreement between the Registrant and Mary Anne Whitney, dated as of March 1, 2012 (incorporated by reference to the exhibit filed with the Registrant's Form 10-Q filed on April 26, 2012)

10.29 +	Employment Agreement between the Registrant and Susan Netherton, dated as of July 23, 2013 (incorporated by reference to the exhibit filed with the Registrant's Form 10-Q filed on October 23, 2013)

Exhibit Number	Description of Exhibits

12.1 *	Statement regarding Computation of Ratios

21.1 *	Subsidiaries of the Registrant

23.1 *	Consent of Independent Registered Public Accounting Firm

24.1 *	Power of Attorney (see signature page of this Annual Report on Form 10-K)

31.1 *	Certification of Chief Executive Officer

31.2 *	Certification of Chief Financial Officer

32.1 *	Certificate of Chief Executive Officer and Chief Financial Officer

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB *	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith.

+ Management contract or compensatory plan, contract or arrangement.

